Form 10-K
period 1993-12-31
COOPER TIRE & RUBBER CO
filed 1994-03-22
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-K
(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1993
                                   or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________to________

Commission File Number 1-4329

                      COOPER TIRE & RUBBER COMPANY
         (Exact name of registrant as specified in its charter)

            DELAWARE                                 34-4297750
(State or other jurisdiction of                   (I.R.S. employer
incorporation or organization)                    identification no.)

Lima and Western Avenues, Findlay, Ohio                 45840
(Address of principal executive offices)              (Zip Code)

   Registrant's telephone number, including area code: (419) 423-1321

      Securities registered pursuant to Section 12(b) of the Act:

                                           (Name of each exchange on
      (Title of each class)                     which registered)
   Common Stock, $1 par per share            New York Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes (X)   No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.                       ( )

State the aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the closing price on the Composite Tape for securities listed on the New York Stock
Exchange as of March 7, 1994).                           $2,337,491,283

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             (Class)                      (Outstanding at March 7, 1994)
  Common Stock, $1 par per share                   83,616,872

                  DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

             Proxy statement dated March 22, 1994 - Part III

                EXHIBIT INDEX appears on pages 16 and 17

Part I.

Item 1. BUSINESS.

Products and Sales

   The primary business of Cooper Tire & Rubber Company ("Cooper" or "Company") is the conversion of natural and synthetic rubbers into a variety of carbon black reinforced rubber products. The Company manufactures and markets the following products for the transportation industry: automobile and truck tires, inner tubes, vibration control products, hose and hose assemblies, automotive sealing systems and specialty seating components. Its non-transportation products accounted for less than one percent of sales in 1993, 1992 and 1991. Additional information on the Company's products appears on pages 49, 50 and 54 through 56 of this Annual Report on Form 10-K.

   The Company's tire products are sold nationally and internationally in the replacement tire market, primarily through independent dealers and distributors. In the United States, this channel of marketing has accounted for 66 percent of all replacement passenger tires sold in 1993 and 1992 and 67 percent during the year 1991. Cooper has an efficient distribution system to serve its markets for replacement passenger and truck tires.

   Cooper engineers and manufactures rubber parts for automotive vehicle manufacturers. The Company's engineering and marketing personnel work closely with these customers to assist in the design and development of rubber products to meet their changing requirements.

   Additional information on the Company's marketing and distribution appears on pages 52, 53, 55 and 56 of this Annual Report on Form 10-K.

   North American vehicle manufacturers experienced an 11.6% increase in total production of light vehicles in 1993. The Company's sales of engineered rubber products are generally linked to light vehicle production. Cooper's improved sales in this market reflected the increased vehicle production as well as the Company's success in the procurement of larger contracts and development of new products. The Company is an authorized supplier to all domestically owned automotive vehicle manufacturers and the foreign-owned and joint-venture vehicle manufacturers in the United States.

   Current market data indicates an increasing demand for replacement tires and engineered rubber products. Essentially, there are no economical or practical substitutes for tires or certain rubber automotive parts. Based on current data, the Company expects moderate growth in the market for replacement tires and in the use of rubber components by automobile manufacturers. Additional information on the Company's outlook for the industry appears on pages 49 and 53 of this Annual Report on Form 10-K.

   During recent years Cooper has exported to Canada and countries in Latin America, Western Europe, the Middle East, Asia, Africa and Oceania. The international market for rubber products is expanding as the standard of living in other countries increases and motor vehicle usage grows. Net sales from international operations accounted for approximately five percent of Cooper's sales in 1993, 1992 and 1991.



(continued)

   During 1993 Cooper's ten largest customers accounted for approximately 55 percent of total sales. Sales to one major customer approximated 14, 15 and 14 percent of net sales in 1993, 1992 and 1991. The amount of backlog of orders for the Company's products at any given time is usually small in relation to annual sales and is, therefore, of little value in forecasting sales or earnings for the current or succeeding years.

   The Company successfully operates in a competitive industry. A number of its competitors are larger than the Company. The four largest tire-producing companies are believed to account for approximately 67 percent of all domestic original equipment and replacement tire sales. The Company's shipments of automobile and truck tires in 1993 represented approximately 10 percent of all such industry shipments. On the basis of domestic tire manufacturing capacity the Company believes it ranks fourth among twelve generally recognized producers of new tires. According to a recognized trade source the Company ranked ninth in worldwide tire sales based on 1992 estimated sales volumes. Sales of the Company's tire products are affected by factors which include price, quality, availability, technology, warranty, credit terms and overall customer service.

Raw Materials

   The primary raw materials used by the Company include synthetic and natural rubbers, polyester and nylon fabrics, steel tire cord and carbon black, which the Company acquires from multiple sources to provide greater assurance of continuing supplies for its manufacturing operations. The Company did not experience any significant raw material shortages in 1993, nor have any shortages been experienced in the opening months of 1994.

   During 1993 the Company opened a purchasing office in Singapore to acquire various grades of natural rubber direct from producers in Indonesia, Malaysia and Thailand. This purchasing operation enables the Company to work directly with processors to improve the consistency of quality and to reduce the costs of materials, delivery and transactions. In addition, control over packaging methods will enhance the Company's goal to use recyclable materials in the packaging of these raw materials.

   The Company's contractual relationships with its raw material suppliers are generally based on purchase order arrangements. Certain materials are purchased pursuant to supply contracts which incorporate normal purchase order terms and establish minimum purchase amounts.

   Cooper has not experienced serious fuel shortages and none are foreseen in the near future. The Findlay, Ohio plant uses coal and natural gas with fuel oil as a standby energy source. All other Company plants use natural gas with fuel oil as a standby energy source.

Research, Development and Product Improvement

   Cooper generally directs its research activities toward product development, improvements in quality, and operating efficiency. A significant portion of basic research for the rubber industry is performed by raw material suppliers. The Company participates in such research with its suppliers. Cooper has approximately 187 full-time employees engaged in research and development programs. Research and development expenditures amounted to approximately $15,100,000 in 1993, $13,700,000 in 1992, and $14,000,000 in 1991.

(continued)                         3

   The Company is a leader in the application of computer technology to the development of new tire products and engineered automotive products. The use of computer-aided design (CAD) and sophisticated modeling programs reduce Cooper's product development costs and the time necessary to bring new products to market. The Company also forms strategic alliances with universities, research firms and high-tech manufacturers to collaborate on new product development, particularly in engineered automotive products. The ability to offer complete component design services and full vehicle analysis to automotive customers increases the Company's value as a partner in product design and development.

   The Company continues to actively develop new passenger and truck tires. Cooper conducts extensive testing of current tire lines, as well as new concepts in tire design and construction. During 1993 approximately 117 million miles of tests were performed on indoor test wheels and in monitored road tests. Uniformity equipment is used to physically check every radial passenger tire produced for high standards of quality. The Company continues to design and develop specialized equipment to fit the precise needs of its manufacturing and quality control requirements.

   Additional information on the Company's research, development and product improvement programs appears on pages 51, 52 and 55 of this Annual Report on Form 10-K.

Environmental Matters

   Cooper recognizes the importance of compliance in environmental matters and has an organization structure to supervise environmental activities, planning and programs. The Company also participates in activities concerning general industry environmental matters.

   Cooper's manufacturing facilities, in common with those of industry generally, are subject to numerous laws and regulations designed to protect the environment. In general, the Company has not experienced difficulty in complying with these requirements and believes they have not had a material adverse effect on its financial condition or the results of its operations. The Company expects that additional requirements with respect to environmental control facilities and waste disposal will be imposed in the future.

   The Company has been named in environmental matters asserting potential joint and several liability for past and future cleanup, state and Federal claims, site remediation, and attorney fees. The Company has determined that it has no material liability for these matters. The Company's 1993 expense and capital expenditures for environmental control at its facilities were not material, nor is it estimated that expenditures in 1994 for such uses will be material.

Seasonal Trends

   There is a year-round demand for passenger and truck replacement tires, but passenger replacement tire sales are generally strongest during the second and third quarters of the year. Winter tires are sold principally during the months of August through October. Engineered rubber product sales to automotive customers are lowest during the months prior to model changeover.

(continued)

Employee Relations

   As of December 31, 1993, the Company employed 7,607 persons, of whom 3,622 were salaried employees. Union contracts covering 3,985 employees include, among other things: wages, hours, grievance procedures, checkoff, seniority and working conditions. Union contracts with the United Rubber, Cork, Linoleum and Plastic Workers of America (AFL-CIO-CLC) for all production and maintenance employees at each of the following Company plants continue in effect until the indicated contract expiration date:

               Auburn, Indiana - December 5, 1994
               Bowling Green, Ohio (Sealing products) - October 31, 1994 Bowling Green, Ohio (Hose products) - April 30, 1995 Clarksdale, Mississippi - July 31, 1996
               El Dorado, Arkansas - April 27, 1997
               Findlay, Ohio - October 31, 1994
               Texarkana, Arkansas, - March 5, 1996

   Over-the-road truck drivers are affiliated with the International Brotherhood of Teamsters with their contract in effect until February 13, 1994. This contract has been mutually extended to allow additional time to schedule and hold negotiation meetings. No difficulties are anticipated in the pending negotiations. Employees at the Piedras Negras, Mexico plant are affiliated with Sindicato Autonomo de Trabajadores Rio Grande SerVaas with their contract in effect until January 31, 1996. All labor agreements will be extended for yearly periods unless notice of termination or change is given by either party at least 60 days prior to the expiration of any yearly period. During the last three years there has been only one plant work stoppage, which lasted for 23 days. Cooper considers its labor relations to be favorable.

   Substantially all employees are covered by hospital and surgical, group life, and accident and sickness benefit plans. The Company has various trusteed non-contributory retirement income plans which cover most employees and retirees. Substantially all retirees are covered by hospital and surgical and group life benefit plans. See "Notes to Consolidated Financial Statements" on pages 28 through 32 of this Annual Report on Form 10-K for additional information as to pension costs and funding and postretirement benefits.

Item 2.  PROPERTIES.
   The Company owns its headquarters facility which is adjacent to its Findlay, Ohio tire manufacturing plant. Properties are located in various sections of the United States for use in the ordinary course of business. Such properties consist of the following:

       Location                        Use                 Title
- -----------------------  -----------------------------     -----
3300 Sylvester Road      Tire plant and regional           Owned
Albany, GA 31703         distribution center

725 West Eleventh St.    Engineered products plant         Owned
Auburn, IN 46706

1175 North Main St.      Engineered products plant         Owned
Bowling Green, OH 43402

400 Van Camp Rd.         Engineered products plant         Owned
Bowling Green, OH 43402

2205 Fourth Street       Inner tube plant                  Owned
Clarksdale, MS 38614

Cooper Drive             Engineered products plant         Owned
El Dorado, AR 71730

701 Lima Ave.            Tire plant                        Owned
Findlay, OH 45840

3500 E. Washington Rd.   Tire plant and regional           Owned
Texarkana, AR 75502      distribution center

1689 South Green St.     Tire plant and regional           Owned
Tupelo, MS 38802         distribution center

6340 Artesia Blvd.       Regional distribution             Owned
Buena Park, CA 90620     center

151 Regal Row, #112      Wholesale distribution            Leased
Dallas, TX 75247         center

1300 Lunt Avenue         Regional distribution             Owned
Elk Grove Village,       center
IL 60007

4200-D Industry Drive    Regional distribution             Leased
Fife, WA 98424           center

Lake Cascades Parkway    Regional distribution             Owned
Findlay, OH 45840        center

1026 Century Ave.        Regional distribution             Leased
Kansas City, MO 64120    center

3601 Dryden Road         Regional distribution             Owned
Moraine, OH 45439        center

Terminal Road &          Regional distribution             Owned
Industrial Drive         center
New Brunswick, NJ 08901

(continued)                         6

   The Company also owns a manufacturing facility located in Mexico which produces inner tubes and engineered rubber parts.

   Cooper's tire plants are operating at rated capacity levels with the exception of the plant in Albany, Georgia. This plant was acquired in 1990, began limited production during 1991, and continues to be equipped to manufacture a full range of radial passenger, light truck and medium truck tires using the most advanced technology. The former regional distribution center in Atlanta, Georgia was sold during 1993. It was closed during 1991 with its operations relocated to Albany, Georgia.
The Tupelo, Mississippi and Albany, Georgia plants operate on a 24-hour day, seven-day production schedule. The other plants are operating 24 hours per day, five days per week. The Company believes its properties have been adequately maintained and generally are in good condition.

   Additional information concerning the Company's facilities appears on pages 51, 53, and 54 of this Annual Report on Form 10-K. Information related to leased properties appears on pages 33 and 34.

Item 3.  LEGAL PROCEEDINGS.

   Cooper is a defendant in many unrelated actions in Federal and state courts throughout the United States. In a number of such cases the plaintiffs allege violations of state and Federal laws, breach of contract and product liability and assert damages of many thousands of dollars. The Company self-insures product liability losses up to $2,250,000 per occurrence with an annual aggregate of $6,000,000. In addition, Cooper carries Excess Liability Insurance which provides protection with respect to product liability costs in excess of the self-insured amounts. While the outcome of litigation cannot be predicted with any certainty, in the opinion of counsel for the Company, the pending claims and lawsuits against the Company should not have a material adverse effect on the financial condition of the Company or the results of its operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matter was submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1993.

Part II.

   Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

      Cooper Tire & Rubber Company common stock is traded on the New York Stock Exchange under the symbol CTB. Information concerning the Company's common stock and related security holder matters (including dividends) is presented on pages 9, 21, 25 through 28 and 36 of this Annual Report on Form 10-K.

   Item 6. SELECTED FINANCIAL DATA.
          (All dollar amounts in thousands except per share figures)

                                          Income
                                          Before
             Net      Gross   Operating   Income    Income               Net
            Sales     Margin   Margin     Taxes+    Taxes    Income+    Income
          ---------   ------  ---------   -------   ------   -------    ------
   1993  $1,193,648  $228,295  $166,013  $164,250  $62,040  $102,210  $102,210
   1992   1,174,728   229,332   170,646   169,841   61,670   108,171    43,211
   1991   1,001,071   180,432   128,495   124,465   45,030    79,435    79,435
   1990     895,896   155,892   108,715   104,874   38,410    66,464    66,464
   1989     866,805   139,482    94,188    92,624   34,380    58,244    58,244
   1988     748,032   106,419    66,575    64,912   23,850    41,062    41,062
   1987     665,775    93,877    56,031    53,090   22,410    30,680    30,680
   1986     577,517    81,515    46,432    43,138   20,120    23,018    23,018
   1985     522,639    64,862    34,492    31,151   12,680    18,471    18,471
   1984     555,388    73,030    43,447    41,978   17,400    24,578    24,578
   1983     457,780    67,666    41,009    39,796   18,390    21,406    21,406

                                          Net               Deprecia-
          Stock-                        Property, Capital    tion &    Long-
          holders'  Total    Working    Plant &   Expend-    Amorti-   term
          Equity    Assets   Capital    Equipment  itures    zation    Debt
          ------    ------   -------    ---------  ------    -------   ----
   1993  $550,186  $889,584  $204,857   $527,949  $117,249  $46,352  $38,729
   1992   471,474   796,858   175,154    460,373   110,157   38,077   48,075
   1991   439,648   670,572   144,285    388,557    85,954   31,969   53,512
   1990   369,003   616,458   167,291    334,794   100,141   27,615   91,027
   1989   310,064   519,893   150,285    262,445    73,182   23,393   65,727
   1988   257,756   442,582   143,101    212,923    70,621   19,873   67,790
   1987   221,566   413,306   154,283    162,447    41,507   18,436   70,059
   1986   195,151   367,715   153,538    139,721    26,548   16,666   76,795
   1985   175,711   295,161   110,300    123,380    23,660   14,955   41,910
   1984   160,526   279,857    92,920    115,329    57,239   11,605   36,501
   1983   139,601   243,665   111,586     69,839    18,502    9,527   33,414










   (continued)

                                                                    Long-term
        Return On  Return On                                         Debt to
        Beginning  Beginning  Current  Pretax  Effective  Return On  Capital-
         Equity+    Assets+    Ratio   Margin+ Tax Rate+   Sales+    ization
        ---------  ---------  -------  ------- ---------  ---------  -------
   1993    21.7%      12.8%     2.6     13.8%    37.8%      8.6%      6.6%
   1992    24.6       16.1      2.3     14.5     36.3       9.2       9.3
   1991    21.5       12.9      2.2     12.4     36.2       7.9      10.9
   1990    21.4       12.8      2.7     11.7     36.6       7.4      19.8
   1989    22.6       13.2      2.5     10.7     37.1       6.7      17.5
   1988    18.5        9.9      2.7      8.7     36.7       5.5      20.8
   1987    15.7        8.3      2.6      8.0     42.2       4.6      24.0
   1986    13.1        7.8      3.1      7.5     46.6       4.0      28.2
   1985    11.5        6.6      2.8      6.0     40.7       3.5      19.3
   1984    17.6       10.1      2.3      7.6     41.4       4.4      18.5
   1983    17.6        9.7      2.8      8.7     46.2       4.7      19.3

                    Net                            Common      Common
         Income    Income     Equity   Dividends   Shares      Shares
          Per       Per        Per       Per       Average     Year End
         Share*+   Share*     Share*    Share*     (000)*       (000)*
         -------   ------     ------   -------     -------     -------
   1993  $1.22     $1.22      $6.58    $.20        83,550      83,582
   1992   1.30       .52       5.65     .17        83,357      83,511
   1991    .96       .96       5.30     .13        82,738      82,962
   1990    .81       .81       4.47     .11        82,391      82,519
   1989    .71       .71       3.77     .09        82,077      82,259
   1988    .50       .50       3.15     .07        81,583      81,821
   1987    .38       .38       2.72     .06        81,258      81,383
   1986    .28       .28       2.40     .05        80,864      81,152
   1985    .23       .23       2.18     .05        80,256      80,623
   1984    .31       .31       2.00     .05        79,979      80,070
   1983    .27       .27       1.75     .04        79,808      79,905

         Number                                                          Price/
           of                                                           Earnings
         Stock-   Number of  Wages &   Total   Research &   Stock Price* Average
         holders  Employees  Benefits  Taxes#  Development  High    Low  Ratio+
         -------  ---------  --------  ------  -----------  ----    ---  ------
   1993   8,096    7,607     $346,062  $91,479  $15,100    $39.63 $20.00  24.4
   1992   6,142    7,207      329,396   46,432   13,700     35.63  22.00  22.2
   1991   4,492    6,545      266,683   67,933   14,000     26.25   7.88  17.8
   1990   4,459    6,225      256,076   59,802   10,800     10.50   6.19  10.3
   1989   3,871    6,041      233,881   54,020   10,300      9.75   5.63  10.8
   1988   3,627    6,031      217,480   41,743   11,200      6.81   3.53  10.3
   1987   3,516    5,720      189,209   39,056   10,300      4.97   2.78  10.3
   1986   3,138    5,398      165,458   34,801    8,900      3.60   2.16  10.1
   1985   3,526    4,876      153,825   26,275    7,300      2.55   1.83   9.5
   1984   3,872    4,805      148,139   30,845    6,700      2.38   1.58   6.4
   1983   4,028    4,455      128,844   29,660    6,400      2.85   1.55   8.2

   + Prior to cumulative effect of changes in accounting in 1992 for postretirement benefits other than pensions and income taxes.
   * Share data reflects stock splits in 1992, 1990, 1988 and 1983. # Excluding Federal excise taxes.

   Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   Financial Condition
   The financial position of the Company continues to be excellent. Strong operating cash flows provided funds for modernization and expansion and contributed to continued financial strength.
      Working capital amounted to $205 million at year-end 1993 compared to $175 million one year earlier. A current ratio of 2.6 indicates an excellent liquidity position and is improved from the year-end 1992 current ratio of 2.3.
      Accounts receivable increased slightly to $182 million versus $181 million at year-end 1992, reflecting fourth quarter sales levels. Adequate allowances have been made for possible collection losses. Generally, collection experience has been excellent and customer payment terms are comparable to the prior year.
      Total inventories at $111 million were up significantly from $75 million at year-end 1992. Finished goods inventories were $29 million, or 55 percent, higher than one year ago. This increase is a result of rebuilding inventories to provide desirable customer service levels.
   Raw material and supplies inventories were $5 million higher than one year ago due to increased levels of raw material purchases. Work-in-process inventories were $2 million higher compared to the prior year reflecting current production levels.
      Prepaid expenses and deferred taxes include $10 million in deferred tax assets at December 31, 1993 which are considered fully realizable within one year.
      In 1993 additions to property, plant and equipment were $117 million. This was an increase of $7 million from the previous record of $110 million in 1992. The Company's capital expenditure commitments at December 31, 1993 were not material. The Company has invested significant amounts for property, plant and equipment in recent years primarily for continuing expansions and plant modernization. A continuation of high levels of capital expenditures is anticipated. Funding for these projects will be available from operating cash flows with additional funding available, if needed, under a credit agreement and a shelf registration. Depreciation and amortization was $46 million in 1993, a 22 percent increase from $38 million in 1992, and results from the significant capital expenditures in recent years.
      Other assets of $30 million are up $8 million from year-end 1992 and primarily reflect the increase in the amount of cumulative pension funding in excess of amounts expensed under Statement of Financial Accounting Standards (SFAS) #87, "Employers' Accounting for Pensions".
      Current liabilities of $127 million were $13 million lower than the $140 million at year-end 1992 reflecting decreases in trade payables.
      Long-term debt decreased $9 million from year-end 1992 to $39 million due to the payment of the $4 million Industrial Development Revenue Bonds and scheduled debt payments. Long-term debt, as a percent of total capitalization, decreased to 6.6 percent at December 31, 1993 from
   9.3 percent one year earlier. The Company has a shelf registration statement with the Securities and Exchange Commission covering the proposed sale of its debt securities in an aggregate amount of up to $200 million. The net proceeds received by the Company from any sale of the debt securities would be available for general corporate purposes.
      In December 1992, the Company adopted changes in accounting for postretirement benefits other than pensions and income taxes retroactive to January 1, 1992. The net impact of these accounting changes had no effect on cash flows of the Company. The discount rate used to derive the liability for postretirement benefits other than pensions was reduced from 8.5 percent at December 31, 1992 to 7.5 percent at December 31, 1993.

   (continued)                         10

      Other long-term liabilities increased $16 million reaching $36 million at December 31, 1993 from $20 million one year earlier. This increase reflects a $14 million increase in the additional minimum pension liability and results primarily from the change in the assumptions used to value pension liabilities. The discount rate for pensions was reduced from 8 percent to 7 percent and the assumed rate of increase in compensation was reduced from 6 percent to 5 percent.
      Noncurrent deferred income taxes increased to $12 million at December 31, 1993, from $7 million one year earlier, primarily reflecting the excess of tax over book depreciation.
      The Company has been named in environmental matters asserting potential joint and several liability for past and future cleanup, state and Federal claims, site remediation, and attorney fees. The Company has determined that it has no material liability for these matters. In addition, the Company is a defendant in unrelated product liability actions in Federal and state courts throughout the United States in which plaintiffs assert damages of many thousands of dollars. While the outcome of litigation cannot be predicted with any certainty, in the opinion of counsel for the Company, the pending claims and lawsuits against the Company have not had and should not have a material adverse effect on its financial condition or results of operations.
      Stockholders' equity increased $79 million during the year reaching $550 million at year end. Earnings retentions for 1993 (net income less dividends paid) added $85 million to stockholders' equity but was offset by a $7 million reduction for minimum pension liability, net of taxes. Stockholders' equity per share was $6.58 at year-end 1993, an increase of 16 percent over $5.65 per share at year-end 1992.

   Results of Operations
   High levels of capacity utilization and good customer demand continued for the Company's tires and engineered rubber products. Sales increased 2 percent in 1993 to a record of nearly $1.2 billion. This followed a 17 percent increase in sales in 1992 which resulted primarily from growth in customer demand.
      Sales margins were lower in 1993 than in 1992 and were higher in 1992 than in 1991. In 1993 intense pricing pressure in the replacement tire industry contributed to the reduction. Changes in product mix and production efficiencies were the primary contributing factors to the 1992 improvement. The effects of inflation on sales and operations were not material during 1993, 1992 and 1991.
      Other income was lower in 1993 compared with 1992 and higher in 1992 compared to 1991. These changes were related to the investments of cash reserves and rates earned thereon.
      Increases in 1993 and 1992 selling, general and administrative expenses were normal considering sales activity levels and general inflation.
      Effective income tax rates were higher in 1993 reflecting the Omnibus Budget Reconciliation Act of 1993 which, among other things, increased the effective federal tax rate and reinstated the research and development credit. The increased rate in 1992 over 1991 was due primarily to differences in tax credits.










   (continued)

      The Company currently provides certain health care and life insurance benefits for its active and retired employees. If the Company does not terminate such benefits, or modify coverage or eligibility requirements, substantially all of the Company's United States employees may become eligible for these benefits at their retirement. During 1992 the Company began using the accrual method of accounting for the cost of providing such benefits. The Company continues to fund these benefit costs as claims are incurred. The cumulative effect of adopting this accounting standard was a one-time charge to net income of $67 million, net of a deferred income tax benefit of $41 million, or 81 cents per share.
      The Company also adopted the liability method of accounting for income taxes in 1992. The cumulative effect of this change in accounting was a credit to net income of $2 million, or 3 cents per share.

   Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Statements of financial position at December 31, 1993 and 1992 and statements of income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 1993, the independent auditor's report thereon, and the Company's unaudited quarterly financial data for the two-year period ended December 31, 1993 are presented on pages 19 through 36 of this Annual Report on Form 10-K.

   Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

   Part III.
   Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. Information concerning the Company's directors appears on pages 2 through 6 and 17 of the Company's Proxy Statement dated March 22, 1994 and is incorporated herein by reference. The names, ages, and all positions and offices held by all executive officers of the Company, as of the same date are as follows:

           Name          Age  Executive Office Held    Business Experience
   --------------------- ---  ---------------------   ---------------------
   Ivan W. Gorr           64  Chairman of the Board   Principal Executive
                              of Directors            Officer and Chairman
                                                      of the Board of
                                                      Directors since 1989;
                                                      previously Principal
                                                      Operating Officer
                                                      since 1982.  President
                                                      from 1982 to 1989.
                                                      Executive Vice
                                                      President from 1977 to
                                                      1982.  Treasurer from
                                                      1976 to 1982.
                                                      Principal Financial
                                                      Officer from 1975 to
                                                      1983.  Director since
                                                      1975.  Vice President
                                                      from 1975 to 1977.
                                                      Corporate Controller
                                                      from 1972 to 1975.

   Patrick W. Rooney      58  President and Director  Principal Operating
                                                      Officer and President
                                                      since 1991.  Director
                                                      since 1990.  Vice
                                                      President from 1987 to
                                                      1991.  President of
                                                      Tire Division since
                                                      1990; previously Vice
                                                      President-Sales from
                                                      1984 to 1987.  Vice
                                                      President of Cooper
                                                      Brand Sales, Tire
                                                      Division from 1969
                                                      to 1984.

   J. Alec Reinhardt      52  Executive Vice          Principal Financial
                              President and Director  Officer and Director
                                                      since 1983.  Executive
                                                      Vice President since
                                                      1991.  Vice President
                                                      from 1982 to 1991.
                                                      Secretary from 1977 to
                                                      1986.  General Counsel
                                                      from 1976 to 1983.

   John Fahl              57  Vice President and      Vice President since
                              Director                1978.  Director since
                                                      July 1992.  Corporate
                                                      Director of Purchasing
                                                      from 1966 to 1978.
   (continued)                         13

   Julien A. Faisant      61  Vice President and      Principal Accounting
                              Corporate Controller    Officer and Corporate
                                                      Controller since 1975.
                                                      Vice President since
                                                      1985.

   Robert C. Gasser       57  Vice President          Vice President since
                                                      1987.  President of
                                                      Engineered Products
                                                      Division, formerly
                                                      Industrial Products
                                                      Division, since May of
                                                      1987; Vice President-
                                                      Sales of Industrial
                                                      Products Division from
                                                      1983 to 1987.

   William S. Klein       56  Vice President          Vice President since
                                                      1984.  Vice President-
                                                      Operations of Tire
                                                      Division since 1975.

   Richard D. Teeple      51  Vice President and      Vice President since
                              General Counsel         1990.  General Counsel
                                                      since 1983.  Assistant
                                                      General Counsel from
                                                      1979 to 1983.
                                                      Associate Counsel from
                                                      1977 to 1979.

   William C. Hattendorf  59  Treasurer               Treasurer since 1982.
                                                      Assistant Treasurer
                                                      and Assistant
                                                      Secretary from 1977 to
                                                      1982.

   Stan C. Kaiman         55  Secretary               Secretary since 1986.

      Each such officer shall hold such office until his successor is elected and qualified in his stead.

   Item 11. EXECUTIVE COMPENSATION.

      Information regarding executive compensation appears on pages 6 through 14 of the Company's Proxy Statement dated March 22, 1994 and is incorporated herein by reference.

   Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information concerning the security ownership of certain beneficial owners and management of the Company's voting securities and equity securities appears on pages 15 through 17 of the Company's Proxy Statement dated March 22, 1994 and is incorporated herein by reference.

   Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      None.

   Part IV.

   Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. Financial Statements

            The financial statements listed in the accompanying index to financial statements and financial statement schedules are filed as part of this Annual Report on Form 10-K.

         2. Financial Statement Schedules

            The financial statement schedules listed in the accompanying index to financial statements and financial statement schedules are filed as part of this Annual Report on Form 10-K.

         3. Exhibits

            The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1993.

              INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
                                                                      Page(s)
   FINANCIAL STATEMENTS:                                             Reference
                                                                     ---------
      Consolidated Statements of Income for the years
       ended December 31, 1993, 1992 and 1991                           19
      Consolidated Balance Sheets at December 31, 1993 and 1992        20-21
      Consolidated Statements of Stockholders' Equity for the
       years ended December 31, 1993, 1992 and 1991                     22
      Consolidated Statements of Cash Flows for the years
       ended December 31, 1993, 1992 and 1991                           23
      Notes to Consolidated Financial Statements                       24-34
      Report of Independent Auditors                                    35

   SUPPLEMENTARY INFORMATION:

      Quarterly Financial Data (Unaudited)                              36

   FINANCIAL STATEMENTS SCHEDULES:

      I     Marketable Securities                                       37
      V     Property, plant and equipment                               38
      VI    Accumulated depreciation and amortization of
             property, plant and equipment                              39
      VIII  Valuation and qualifying accounts                           40
      IX    Short-term borrowings                                       40
      X     Supplementary Income Statement Information                  41

   EXHIBITS:

   (3)   Certificate of Incorporation and Bylaws
         (i) Certificate of Incorporation, as restated and filed with the Secretary of State of Delaware on May 17, 1993, is incorporated herein by reference from Exhibit 3(i) of the Company's Form 10-Q for the quarter ended June 30, 1993

         (ii) Bylaws, as amended May 5, 1987, are incorporated herein by reference from Exhibit 19 of the Company's Form 10-Q for the quarter ended June 30, 1987

   (4)   Description of the Common Stock of the Company                 42

   (10) Description of management contracts, compensatory plans, contracts, or arrangements is incorporated herein by reference from pages 6 through 14 of the Company's Proxy
         Statement dated March 22, 1994.

         The following related documents are also incorporated by reference:
          a) 1981 Incentive Stock Option Plan - Form S-8 Registration Statement No. 2-77400, Exhibit 15(a)
          b) 1986 Incentive Stock Option Plan - Form S-8 Registration Statement No. 33-5483, Exhibit 4(a)
          c) Thrift and Profit Sharing Plan - Form S-8 Registration Statement No. 2-58577, Post-Effective Amendment No. 6, Exhibit 4
          d) Employment Agreements - Form 10-K for fiscal year ended December 31, 1987, Exhibit 10
          e) 1991 Stock Option Plan for Non-Employee Directors - Form S-8 Registration Statement No. 33-47980 and Appendix to the Company's Proxy Statement dated March 26, 1991

   (continued)                        16

   (11) Statement regarding computation of earnings per share is presented on page 28 of this Annual Report on Form 10-K

   (23)  Consent of Ernst & Young                                       43

   (24)  Powers of Attorney                                            44-48

   (99) Operations Review and Product Overview as published in the Company's Annual Report to Stockholders for its fiscal
         year ended December 31, 1993                                  49-56

         Undertakings of the Company                                   57-59

      All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements or the notes thereto.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           COOPER TIRE & RUBBER COMPANY



                                           /s/ Stan C. Kaiman
                                           --------------------------------
                                           STAN C. KAIMAN, Attorney-in-fact


   Date:  March 22, 1994
          --------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                       Title                    Date
         ---------                       -----                    ----

   IVAN W. GORR*            Chairman of the Board, Chief    March 22, 1994
                            Executive Officer and Director
                            (Principal Executive Officer)

   PATRICK W. ROONEY*       President, Chief Operating      March 22, 1994
                            Officer and Director (Principal
                            Operating Officer)

   J. ALEC REINHARDT*       Executive Vice President and    March 22, 1994
                            Director (Principal Financial
                            Officer)

   JOHN FAHL*               Vice President and Director     March 22, 1994

   JULIEN A. FAISANT*       Vice President and Corporate    March 22, 1994
                            Controller (Principal
                            Accounting Officer)

   DELMONT A. DAVIS*        Director                        March 22, 1994

   DENNIS J. GORMLEY*       Director                        March 22, 1994

   JOSEPH M. MAGLIOCHETTI*  Director                        March 22, 1994

   WILLIAM D. MAROHN*       Director                        March 22, 1994

   ALLAN H. MELTZER*        Director                        March 22, 1994

   LEON F. WINBIGLER*       Director                        March 22, 1994


   *By/s/ Stan C. Kaiman
      --------------------------------
      STAN C. KAIMAN, Attorney-in-fact

                      CONSOLIDATED STATEMENTS OF INCOME
                           Years ended December 31

                                   1993             1992             1991
                             --------------   --------------   --------------
   Revenues:
     Net sales               $1,193,647,544   $1,174,728,146   $1,001,070,670
     Other income                   588,204        1,275,487          509,896
                              -------------    -------------    -------------
                              1,194,235,748    1,176,003,633    1,001,580,566

   Costs and expenses:
     Cost of products sold      965,352,347      945,395,933      820,639,025
     Selling, general
      and administrative         62,281,818       58,686,026       51,936,400
     Interest and debt expense    2,351,477        2,080,987        4,540,305
                              -------------    -------------    -------------
                              1,029,985,642    1,006,162,946      877,115,730
                              -------------    -------------    -------------
   Income before income taxes
     and cumulative effect of
     changes in accounting      164,250,106      169,840,687      124,464,836

   Provision for income taxes    62,040,000       61,670,000       45,030,000
                              -------------     ------------    -------------

   Income before cumulative
     effect of changes in
     accounting                 102,210,106      108,170,687       79,434,836

   Cumulative effect of changes in
     accounting for postretirement
     benefits other than pensions
     and income taxes                    -       (64,960,000)              -
                              -------------    -------------    -------------

   Net income                $  102,210,106   $   43,210,687   $   79,434,836
                              =============    =============    =============

   Income per share before
     cumulative effect of
     changes in accounting            $1.22            $1.30             $.96

   Cumulative effect of changes
     in accounting                       -              (.78)              -
                                       ----              ---              ---

   Net income per share               $1.22             $.52             $.96
                                       ====              ===              ===




   See Notes to Consolidated Financial Statements, pages 24 to 34.

                         CONSOLIDATED BALANCE SHEETS
                                                    December 31
                                          -------------------------------
   ASSETS                                     1993               1992
                                          ------------       ------------
   Current assets:
     Cash, including short-term
       investments of $15,000,000 in
       1993 and $44,000,000 in 1992       $ 25,798,746       $ 55,111,255

     Accounts receivable, less
       allowances of $3,100,000            182,203,436        181,223,546

     Inventories:
       Finished goods                       81,066,480         52,220,254
       Work in process                      10,381,354          7,968,229
       Raw materials and supplies           19,663,017         14,855,168
                                           -----------        -----------
                                           111,110,851         75,043,651

     Prepaid expenses and deferred taxes    12,904,058          3,348,757
                                           -----------        -----------
            Total current assets           332,017,091        314,727,209

   Property, plant and equipment:
     Land and land improvements             19,633,318         18,141,887
     Buildings                             182,612,322        162,624,474
     Machinery and equipment               579,951,638        500,436,277
     Molds, cores and rings                 25,017,761         19,398,791
                                           -----------        -----------
                                           807,215,039        700,601,429

     Less accumulated depreciation
       and amortization                    279,265,993        240,228,481
                                           -----------        -----------

            Net property, plant
              and equipment                527,949,046        460,372,948


     Other assets                           29,618,164         21,757,708
                                           -----------        -----------

                                          $889,584,301       $796,857,865
                                           ===========        ===========














   (continued)

                                                    December 31
                                          -------------------------------

   LIABILITIES AND STOCKHOLDERS' EQUITY       1993               1992
                                          ------------       ------------
   Current liabilities:
     Accounts payable                     $ 65,685,355       $ 78,383,064
     Income taxes                            6,066,283          5,706,780
     Accrued liabilities                    50,063,327         50,166,033
     Current portion of debt                 5,345,000          5,317,000
                                           -----------        -----------
            Total current liabilities      127,159,965        139,572,877

   Long-term debt:
     9% senior notes payable, due 2001      31,818,635         36,364,090
     Other                                   6,910,732         11,710,935
                                           -----------        -----------
            Total long-term debt            38,729,367         48,075,025

   Postretirement benefits other
     than pensions                         118,542,360        111,608,000

   Other long-term liabilities              36,015,019         19,618,000

   Deferred income taxes                    18,952,000          6,510,000

   Commitments                                      -                  -


   Stockholders' equity:
     Preferred stock, $1 par value;
      5,000,000 shares authorized;
      none issued                                   -                  -

     Common stock, $1 par value;
      300,000,000 shares authorized
      (150,000,000 in 1992); 83,581,768
      shares outstanding
      (83,510,732 in 1992)                  83,581,768         83,510,732

     Capital in excess of par value          1,215,181            611,359

     Retained earnings                     465,388,641        387,351,872
                                           -----------        -----------
            Total stockholders' equity     550,185,590        471,473,963
                                           -----------        -----------
                                          $889,584,301       $796,857,865
                                           ===========        ===========





   See Notes to Consolidated Financial Statements, pages 24 to 34.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           Years ended December 31


                                                   Capital In
                                    Common Stock   Excess of    Retained
                                    $1 Par Value   Par Value    Earnings
                                    ------------   ----------  ------------
   Balance at December 31, 1990     $41,259,364   $ 6,038,099  $321,705,970

     Net income                                                  79,434,836

     Exercise of stock options          221,620     1,747,996

     Cash dividends -
      $.13 per share                                            (10,759,705)
                                     ----------    ----------   -----------
   Balance at December 31, 1991      41,480,984     7,786,095   390,381,101

     Net income                                                  43,210,687

     Exercise of stock options          323,070     2,470,489

     Two-for-one stock split         41,706,678    (9,645,225)  (32,061,453)

     Cash dividends -
      $.17 per share                                            (14,178,463)
                                     ----------    ----------   -----------
   Balance at December 31, 1992      83,510,732       611,359   387,351,872

     Net income                                                 102,210,106

     Exercise of stock options           71,036       603,822

     Cash dividends -
      $.20 per share                                            (16,710,337)

     Reduction for minimum pension
      liability, net of
      deferred income taxes                                      (7,463,000)
                                     ----------    ----------   -----------

   Balance at December 31, 1993     $83,581,768    $1,215,181  $465,388,641
                                     ==========     =========   ===========










   See Notes to Consolidated Financial Statements, pages 24 to 34.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Years ended December 31
                                     1993          1992          1991
                                 ------------  ------------  ------------
   Operating activities:
     Net income                  $102,210,106  $ 43,210,687  $ 79,434,836
     Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
         Provision for
          postretirement benefits
          other than pensions       8,399,960   115,684,000            -
         Depreciation and
          amortization             46,352,117    38,076,734    31,968,905
         Deferred taxes            10,526,000   (33,546,300)    5,596,000

         Increase in accounts
          receivable                 (979,890)  (28,527,092)  (25,706,185)
         Decrease (increase) in
          inventories and
          prepaid expenses        (45,622,501)    6,206,466    46,077,355
         Increase (decrease) in
          accounts payable and
          accrued liabilities     (12,800,415)   25,273,932    13,393,789
         Increase (decrease) in
          other long-term
          liabilities and other     1,978,740    (7,957,247)   (3,679,452)
                                  -----------   -----------   -----------
          Net cash provided by
           operating activities   110,064,117   158,421,180   147,085,248

   Investing activities:
     Additions to property,
      plant and equipment        (117,248,973) (110,156,594)  (85,953,595)
     Other                          3,225,484        59,189        42,857
                                  -----------   -----------    ----------
          Net cash used in
           investing activities  (114,023,489) (110,097,405)  (85,910,738)

   Financing activities:
     Issuance of debt              24,000,000            -             -
     Payments on debt             (33,317,658)   (6,259,180)  (38,077,327)
     Issuance of common stock         674,858     2,793,559     1,969,616
     Dividends paid               (16,710,337)  (14,178,463)  (10,759,705)
                                  -----------   -----------   -----------
          Net cash used in
           financing activities   (25,353,137)  (17,644,084)  (46,867,416)
                                  -----------   -----------   -----------
   Increase (decrease) in cash
    and short-term investments    (29,312,509)   30,679,691    14,307,094
   Cash and short-term investments
    at beginning of year           55,111,255    24,431,564    10,124,470
                                  -----------   -----------   -----------
   Cash and short-term investments
    at end of year               $ 25,798,746  $ 55,111,255  $ 24,431,564
                                  ===========   ===========   ===========

   See Notes to Consolidated Financial Statements, pages 24 to 34.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   SIGNIFICANT ACCOUNTING POLICIES

   Accounting policies employed by the Company are based on generally accepted accounting principles. The following summary of significant accounting policies is presented for assistance in the evaluation and interpretation of the financial statements and supplementary data.

      Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All material intercompany accounts and transactions have been eliminated.

      Cash and short-term investments - The Company considers all highly liquid investments with an original maturity of three months or less to be short-term investments (cash equivalents). The carrying amount reported in the balance sheets for cash and short-term investments approximates its fair value. The effect of changes in foreign exchange rates on cash balances was not significant.

      Inventories - Substantially all inventories are valued at cost, using the last-in, first-out (LIFO) cost method, which is not in excess of market.

      Property, plant and equipment - Assets are recorded at cost and depreciated or amortized using the straight-line method over their expected useful lives. For income tax purposes accelerated depreciation methods and shorter lives are used.

      Revenue recognition - Revenues are recognized after goods are shipped to customers in accordance with their purchase orders.

      Warranties - Estimated costs for product warranties are charged to income at the time of sale.

      Research and development - These costs are charged to expense as incurred and amounted to approximately $15,100,000, $13,700,000 and $14,000,000 in 1993, 1992 and 1991, respectively.

   BUSINESS

   The Company, a specialist in the rubber industry, manufactures and markets automobile and truck tires, inner tubes, vibration control products, hose and hose assemblies, automotive sealing systems, and specialty seating components.

      The Company manufactures products primarily for the transportation industry. Its non-transportation products accounted for less than one percent of sales in 1993, 1992 and 1991. Sales to one major customer approximated 14, 15 and 14 percent of net sales in 1993, 1992 and 1991, respectively.

   INVENTORIES

   Under the LIFO method, inventories have been reduced by approximately $52,850,000 and $52,746,000 at December 31, 1993 and 1992, respectively, from current cost which would be reported under the first-in, first-out method.


   (continued)

   LONG-TERM DEBT

   The Company has a credit agreement with four banks authorizing borrowings up to $120,000,000 with interest at varying rates. The proceeds may be used for general corporate purposes. The agreement provides that on June 30, 1996 the Company may convert any outstanding borrowings into a four-year term loan. A commitment fee of 3/16 percent per year on the daily unused portion of the $120,000,000 is payable quarterly. The credit facility supports the issuance of commercial paper. There were no borrowings under the agreement at December 31, 1993 and 1992.

      The 9% Senior Notes, due October 1, 2001, provide for semiannual interest payments on April 1 and October 1 and annual principal prepayments of $4,545,000 on October 1 through the year 2000.

      Other long-term debt at December 31 was as follows:
                                                    1993       1992
                                                ----------   ----------
   Capitalized lease obligations                $5,258,595   $5,647,790

   Industrial Development Revenue Bonds                 -     4,000,000

   8 7/8% mortgage note, payable
    $47,083 monthly including interest           1,652,137    2,063,145
                                                 ---------   ----------
                                                $6,910,732  $11,710,935
                                                 =========   ==========

      The Company paid the $4,000,000 Industrial Development Revenue Bonds during 1993 as a result of the sale of a regional distribution facility. The mortgage note is secured by real and personal property with a carrying value of $7,637,000 at December 31, 1993.

      The most restrictive covenants under the loan agreements require the maintenance of $65,000,000 in working capital and restrict the payment of dividends; the amount of retained earnings not restricted was $342,886,000 at December 31, 1993.

      Interest paid on debt during 1993, 1992 and 1991 was $4,723,000, $5,111,000 and $8,321,000, respectively. The amount of interest capitalized was $2,297,000, $2,907,000 and $3,733,000 during 1993, 1992 and 1991, respectively.

      The required principal payments for long-term debt during the next five years are as follows: 1994-$5,345,000; 1995-$5,112,000;
   1996-$5,036,000; 1997 - $5,081,000; 1998 - $4,723,000.  See the note on lease commitments for information on capitalized lease obligations.

      The Company has a Registration Statement with the Securities and Exchange Commission covering the proposed sale of its debt securities in an aggregate amount of up to $200,000,000. The Company may sell the securities to or through underwriters, and may also sell the securities directly to other purchasers or through agents or dealers. The net proceeds received by the Company from any sale of the debt securities would be available for general corporate purposes.




   (continued)

   ACCRUED LIABILITIES

   Accrued liabilities at December 31, were as follows:
                                            1993          1992
                                        -----------   -----------
          Payroll                       $27,466,553   $27,138,465
          Other                          22,596,774    23,027,568
                                         ----------    ----------
                                        $50,063,327   $50,166,033
                                         ==========    ==========

   PREFERRED STOCK

   At December 31, 1993, 5,000,000 shares of preferred stock were authorized but unissued. The rights of the preferred stock will be determined upon issuance by the board of directors.

   PREFERRED STOCK PURCHASE RIGHT

   Each stockholder is entitled to the right to purchase 1/100th of a newly-issued share of Series A preferred stock of the Company at an exercise price of $16.88. The rights will be exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the Company's outstanding common stock, or commences a tender or exchange offer which upon consummation would result in such person or group beneficially owning 30 percent or more of the Company's outstanding common stock.

      If any person becomes the beneficial owner of 25 percent or more of the Company's outstanding common stock, or if a holder of 20 percent or more of the Company's common stock engages in certain self-dealing transactions or a merger transaction in which the Company is the surviving corporation and its common stock remains outstanding, then each right not owned by such person or certain related parties will entitle its holder to purchase a number of shares of the Company's Series A preferred stock having a market value equal to twice the then current exercise price of the right. In addition, if the Company is involved in a merger or other business combination transaction with another person after which the Company's common stock does not remain outstanding, or if the Company sells 50 percent or more of its assets or earning power to another person, each right will entitle its holder to purchase a number of shares of common stock of such other person having a market value equal to twice the then current exercise price of the right.

      The Company will generally be entitled to redeem the rights at one cent per right, or as adjusted to reflect stock splits or similar transactions, at any time until the tenth day following public announcement that a person or group has acquired 20 percent or more of the Company's common stock.

   COMMON STOCK

      There were 7,617,672 common shares reserved for the exercise of stock options and contributions to the Company's Thrift and Profit Sharing Plan at December 31, 1993.




   (continued)

   STOCK OPTIONS

   The Company's 1981 and 1986 incentive stock option plans provide for granting options to key employees to purchase common shares at prices not less than market at the date of grant. These plans were amended in 1988 to allow the granting of nonqualified stock options. Nonqualified stock options are not intended to qualify for the tax treatment applicable to incentive stock options under provisions of the Internal Revenue Code.

      Options under these plans may have terms of up to ten years becoming exercisable in whole or in consecutive installments, cumulative or otherwise. The plans also permit the granting of stock appreciation rights with the options. Stock appreciation rights enable an optionee to surrender exercisable options and receive common stock and/or cash measured by the difference between the option price and the market value of the common stock on the date of surrender.

      The options granted under these plans which were outstanding at December 31, 1993 have a term of 10 years and become exercisable 50 percent after the first year and 100 percent after the second year.

      The Company's 1991 nonqualified stock option plan provides for granting options to directors, who are not employees of the Company, to purchase common shares at prices not less than market at the date of grant. Options granted under this plan have a term of ten years and are exercisable in full beginning one year after the date of grant.

      Summarized information for the plans follows:
                                          Number of     Price Range
                                           Shares        Per Share
                                          ---------    -------------
   Outstanding at
    December 31, 1991                      951,870     $ 4.44-$15.19
     Granted under 1986 plan                81,700             24.94
     Granted under 1991 plan                 2,204             25.88
     Exercised                            (548,764)      4.44- 15.19
     Cancelled                            ( 43,400)      5.09- 15.19
                                          --------

   Outstanding at
    December 31, 1992                      443,610     $ 5.09-$25.88
     Granted under 1986 plan                84,800             25.00
     Granted under 1991 plan                 2,195             34.69
     Exercised                             (71,036)     5.09 - 24.94
     Cancelled                              (4,800)    15.19 - 24.94
                                           -------
   Outstanding at
    December 31, 1993                      454,769     $5.09 -$34.69
                                           =======

      At December 31, 1993, under the 1981 plan, options were exercisable on 37,200 shares and no shares were available for future grants. At December 31, 1992, options were exercisable on 53,400 shares and no shares were available for future grants.





   (continued)

      Under the 1986 plan, at December 31, 1993, options were exercisable on 285,850 shares and 1,308,640 shares were available for future grants. At December 31, 1992, options were exercisable on 234,700 shares and 1,388,640 shares were available for future grants.

      At December 31, 1993, under the 1991 plan, 5,074 options were exercisable and 92,495 shares were available for future grants. At December 31, 1992, 3,106 options were exercisable and 94,690 shares were available for future grants.

   EARNINGS PER SHARE

   Net income per share is based upon the weighted average number of shares outstanding which were 83,549,566 in 1993, 83,357,141 in 1992 and
   82,737,762 in 1991. The effect of common stock equivalents is not significant for any period presented.

   PENSIONS

   The Company has defined benefit plans covering substantially all employees. The salary plan provides pension benefits based on an employee's years of service and average earnings for the five highest calendar years during the ten years immediately preceding retirement. The hourly plans provide benefits of stated amounts for each year of service. The Company's general funding policy is to contribute amounts deductible for Federal income tax purposes.

      Pension expense increased in 1993, 1992 and 1991 reflecting increased benefits in each year offset by returns on the plans' assets.  Pension expense for 1993, 1992 and 1991 included the following components:
                                       1993          1992          1991
                                   -----------   -----------   -----------
   Service cost - benefits
     earned during period          $ 7,641,000   $ 6,378,000   $ 5,627,000

   Interest cost on projected
     benefit obligation             16,327,000    14,280,000    12,685,000

   Actual return on assets         (12,875,000)  (26,337,000)  (25,793,000)
   Net amortization and deferral      (879,000)   15,377,000    16,915,000
                                    ----------    ----------    ----------
   Net periodic pension cost       $10,214,000   $ 9,698,000   $ 9,434,000
                                    ==========    ==========    ==========















   (continued)

      The plans' assets consist of cash, cash equivalents and marketable securities.  The funded status of the Company's plans at December 31,
   1993 and 1992 was as follows:
                                              December 31, 1993
                                       -----------------------------
                                              Plans for Which
                                              ---------------
                                       Assets Exceed     Accumulated
                                        Accumulated       Benefits
                                         Benefits       Exceed Assets
                                       -------------    -------------
   Actuarial present value of
    benefit obligations:

     Vested benefit obligation        $(106,304,000)    $( 87,598,000)
                                        ===========      ============

     Accumulated benefit obligation   $(108,984,000)    $( 89,743,000)
                                        ===========      ============

     Projected benefit obligation     $(152,243,000)    $( 91,579,000)

   Plans' assets at fair value          144,934,000        63,341,000
                                        -----------      ------------
   Projected benefit obligation
    in excess of plan assets           (  7,309,000)     ( 28,238,000)

   Unrecognized transition amount         6,508,000         3,566,000

   Unrecognized prior service cost            -             7,828,000

   Unrecognized net (gain) loss          18,067,000        12,759,000

   Adjustment for minimum liability           -          ( 23,929,000)
                                       ------------      ------------
   Pension asset (liability)
    recognized in the Balance Sheet   $  17,266,000     $( 28,014,000)
                                       ============      ============





















   (continued)

                                             December 31, 1992
                                       ------------------------------
                                              Plans for Which
                                              ---------------
                                       Assets Exceed     Accumulated
                                        Accumulated       Benefits
                                         Benefits       Exceed Assets
                                       -------------    -------------
   Actuarial present value of
    benefit obligations:

     Vested benefit obligation        $( 87,679,000)   $( 63,694,000)
                                        ===========      ===========

     Accumulated benefit obligation   $( 89,588,000)   $( 65,002,000)
                                        ===========      ===========

     Projected benefit obligation     $(130,366,000)   $( 66,885,000)

   Plans' assets at fair value          137,448,000       52,069,000
                                        -----------      -----------
   Projected benefit obligation less
    than (in excess of) plan assets       7,082,000     ( 14,816,000)

   Unrecognized transition amount         7,038,000        4,124,000

   Unrecognized prior service cost          604,000        6,646,000

   Unrecognized net (gain) loss        (  2,342,000)         164,000

   Adjustment for minimum liability           -         ( 10,206,000)
                                       ------------      -----------
   Pension asset (liability)
    recognized in the Balance Sheet   $  12,382,000    $( 14,088,000)
                                       ============      ===========

      The increase in the actuarial present value of benefit obligations in 1993 is due primarily to the reduction of the assumptions for the discount rate and the rate of increase in future compensation levels. The expected long-term rate of return on the plans' assets was 10 percent in 1993, 1992 and 1991. The assumptions used to determine the status of the Company's plans were as follows:

                                 December 31, 1993       December 31, 1992
                                 -----------------       -----------------
     Increase in future
      compensation levels               5.0%                    6.0%
     Discount rate                      7.0                     8.0

      The information presented above includes an unfunded, nonqualified supplemental executive retirement plan covering certain employees whose participation in the qualified plan is limited by provisions of the Internal Revenue Code.
      The Company sponsors several defined contribution plans for its employees who are eligible to participate. Participation is voluntary and participants' contributions are based on their compensation. A thrift and profit sharing plan is available for any salaried employee

   (continued)                        30
   after completion of one year of continuous service. Company contributions are based on the lesser of (a) participants' contributions up to six percent of each participant's compensation, less any forfeitures, or (b) an amount equal to fifteen percent of the Company's pre-tax earnings in excess of ten percent of stockholders' equity at the beginning of the year. Thrift and profit sharing expense for 1993, 1992 and 1991 was $6,027,000, $5,503,000 and $4,759,000, respectively.
   Pre-tax savings plans are available for certain hourly employees after completion of 30 days of continuous credited service. The Company has not contributed to these plans.

   POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
   The Company currently provides certain health care and life insurance benefits for its active and retired employees. If the Company does not terminate such benefits, or modify coverage or eligibility requirements, substantially all of the Company's United States employees may become eligible for these benefits during their retirement if they meet certain age and service requirements. The Company has reserved the right to modify or terminate such benefits at any time. In recent years benefit changes have been implemented throughout the Company.
      During the fourth quarter of 1992 the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," retroactive to January 1, 1992. The Standard requires, among other things, that employers use the accrual method of accounting for the cost of providing such benefits in the future. The Company continues to fund these benefit costs as claims are incurred. The cumulative effect of adopting this Standard at January 1, 1992 was a one-time charge to net income of $67,393,000, net of a deferred income tax benefit of $40,797,000, or 81 cents per share. Postretirement benefit costs for years prior to 1992 were recorded on a cash basis and have not been restated.

       Postretirement benefits expense for 1993 and 1992 included the following components:
                                1993               1992
                            -----------        -----------
      Service cost          $ 2,226,000        $ 2,094,000
      Interest cost           9,805,000          9,261,000
                             ----------         ----------
                            $12,031,000        $11,355,000
                             ==========         ==========

      The status of the Company's plans at December 31, 1993 and 1992 was as follows:
                                                     1993           1992
                                                ------------   ------------
      Accumulated postretirement
        benefit obligation (APBO):
        Retirees                                $ 83,974,000   $ 70,293,000
        Fully eligible active plan participants   24,148,000     18,029,000
        Other active plan participants            38,547,000     27,459,000
                                                 -----------    -----------
                                                 146,669,000    115,781,000
      Deferred gain (loss)                       (21,591,000)     1,237,000
      Postretirement benefit liability           -----------    -----------
       recognized in the Balance Sheet          $125,078,000   $117,018,000
                                                 ===========    ===========

   (continued)                        31

      The discount rate used in determining the APBO was 7.5 percent and
   8.5 percent for 1993 and 1992, respectively. The increase in the actuarial present value of the accumulated benefit obligation is due primarily to the reduction of the assumption for the discount rate. At December 31, 1993, the assumed average annual rate of increase in the cost of health care benefits (health care cost trend rate) was 11.75 percent for 1994 declining by .75 percent per year through 1997, by .5 percent per year through 2003, and by .25 percent per year through 2007 when the ultimate rate of 5.5 percent is attained. This trend rate assumption has a significant effect on the amounts reported above. A 1 percent increase in the health care cost trend rate would increase the APBO by $7,900,000 and the net periodic expense by $600,000 for the year.
      The Company has a Voluntary Employees' Beneficiary Trust and Welfare Benefits Plan (VEBA) to pre-fund future health benefits for eligible active and retired employees. The pre-funded amount was $9,200,000 in 1993 and $8,600,000 in 1992.

   INCOME TAXES

   The provision for income taxes, before cumulative effect of changes in accounting, consists of the following:
                                   1993          1992          1991
                               -----------   -----------   -----------
   Current:
     Federal                   $44,531,000   $47,940,000   $34,204,000
     State and local             6,983,000     6,883,000     5,230,000
                                ----------    ----------    ----------
                                51,514,000    54,823,000    39,434,000
   Deferred:
     Excess of tax over book
      depreciation              11,039,000     7,965,000     5,479,000
     Other                        (513,000)  ( 1,118,000)      117,000
                                ----------    ----------    ----------
                                10,526,000     6,847,000     5,596,000
                                ----------    ----------    ----------
                               $62,040,000   $61,670,000   $45,030,000
                                ==========    ==========    ==========

   The effective income tax rate, based on income before cumulative effect of changes in accounting, differs from the statutory Federal tax rate as follows:
                                       1993     1992     1991
                                       ----     ----     ----
   Statutory Federal tax rate          35.0%    34.0%    34.0%

   State and local income taxes,
     net of Federal income tax
     benefit                            3.4      3.2      2.8

   Other                               (0.6)    (0.9)    (0.6)
                                       ----     ----     ----
   Effective income tax rate           37.8%    36.3%    36.2%
                                       ====     ====     ====

      Payments for income taxes in 1993, 1992 and 1991 were $54,712,000, $53,123,000 and $35,782,000, respectively.
   (continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax liabilities and assets as of December 31, 1993 and 1992 are as follows:
                                            1993          1992
                                        -----------   -----------
   Deferred tax liabilities:
      Tax over book depreciation        $55,181,000   $42,921,000
      Other                              17,207,000    13,547,000
                                         ----------    ----------
        Total deferred tax liabilities   72,388,000    56,468,000
   Deferred tax assets:
      Postretirement benefits other
       than pensions                     43,305,000    39,501,000
      Other                              20,377,000    10,457,000
                                         ----------    ----------
        Total deferred tax assets        63,682,000    49,958,000
                                         ----------   -----------
        Net deferred tax liabilities    $ 8,706,000   $ 6,510,000
                                         ==========    ==========

   These amounts are included in the accompanying balance sheets as follows:
                                             1993         1992
                                         -----------   ----------
   Current assets, included in prepaid
     expenses and income taxes           $10,246,000   $    -
   Noncurrent liabilities - deferred
     income taxes                         18,952,000    6,510,000
                                          ----------    ---------
         Net deferred tax liabilities    $ 8,706,000   $6,510,000
                                          ==========    =========

      During the fourth quarter of 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", retroactive to January 1, 1992. The Company's financial statements for years prior to adoption have not been restated. The cumulative effect of adopting this Standard at January 1, 1992 was a one-time credit to income of $2,433,000, or 3 cents per share.

   LEASE COMMITMENTS

   The Company leases certain facilities and equipment under long-term leases expiring at various dates. The leases generally contain renewal or purchase options and provide that the Company shall pay for insurance, property taxes and maintenance.










   (continued)                        33

      Included in property, plant and equipment are the following capitalized lease amounts at December 31, 1993 and 1992:
                                          1993          1992
                                      -----------   -----------
   Land and land improvements         $   378,048   $   440,048
   Buildings                            9,787,642    11,187,642
   Machinery and equipment             13,793,087    13,794,787
                                       ----------    ----------
                                       23,958,777    25,422,477
   Less accumulated amortization       20,329,805    21,104,938
                                       ----------    ----------
                                      $ 3,628,972   $ 4,317,539
                                       ==========    ==========

      Rental expense for operating leases was $5,362,000 for 1993, $5,756,000 for 1992 and $6,152,000 for 1991.

      Future minimum payments for all noncancelable leases at December 31,
   1993 are summarized below:
                                 Capital           Operating
                                 Leases             Leases
                              -----------         ----------
   1994                       $   654,000         $2,264,000
   1995                           315,000          1,817,000
   1996                           194,000          1,244,000
   1997                           194,000            455,000
   1998                           194,000            167,000
   1999 and later               9,458,000             70,000
                               ----------          ---------
                               11,009,000        $ 6,017,000
                                                  ==========
   Less amount representing
     interest                   5,361,000
                               ----------
   Present value of minimum
     lease payments           $ 5,648,000
                               ==========

   REPORT OF INDEPENDENT AUDITORS


   The Board of Directors

   Cooper Tire & Rubber Company

   We have audited the accompanying consolidated balance sheets of Cooper Tire & Rubber Company as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper Tire & Rubber Company at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

      As discussed in the notes to the financial statements, in 1992 the Company changed its methods of accounting for postretirement benefits other than pensions and income taxes.



                                             /s/ Ernst & Young
                                             -----------------
                                             ERNST & YOUNG




   Toledo, Ohio
   February 14, 1994

                           QUARTERLY FINANCIAL DATA
                                 (UNAUDITED)

          (All dollar amounts in thousands except per share figures)
                                                 QUARTER
                                ------------------------------------------
   1993                          FOURTH      THIRD      SECOND     FIRST
   ----                          ------      -----      ------     -----
   Net Sales                    $294,875    $326,107   $292,566   $280,100
   Gross Margin                 $ 59,943    $ 57,108   $ 54,572   $ 56,672
   Net Income                   $ 27,835    $ 25,155   $ 24,024   $ 25,196
   Net Income Per Share             $.33        $.30       $.29       $.30
   Dividend Per Share              $.055       $.055      $.045      $.045

   Stock Price:  High            $25 1/2     $28 5/8    $39 5/8    $39 1/2
                 Low             $20         $22 7/8    $21 1/2    $30 1/2
                                                 QUARTER
                                ------------------------------------------
   1992                          FOURTH      THIRD      SECOND     FIRST
   ----                          ------      -----      ------     -----
   Net Sales                    $294,007    $305,211   $306,405   $269,105
   Gross Margin                 $ 66,068    $ 63,141   $ 55,025   $ 45,098
   Income+                      $ 33,846    $ 30,439   $ 25,028   $ 18,858
   Net Income*                  $ 33,846    $ 30,439   $ 25,028   $(46,102)
   Income Per Share+                $.41        $.36       $.30       $.23
   Net Income Per Share*            $.41        $.36       $.30      $(.55)
   Dividend Per Share              $.045       $.045      $.045      $.035

   Stock Price:  High            $35 5/8     $30 1/4    $27 3/8    $26 7/8
                 Low             $25 1/2     $24        $22        $22 1/8





   + Prior to cumulative effect of changes in accounting for post-retirement benefits other than pensions and income taxes.

   *Net income and net income per share for the first quarter, 1992 reflect the net impact of cumulative changes in accounting resulting from the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", and SFAS No. 109, "Accounting for Income Taxes".

                         COOPER TIRE & RUBBER COMPANY

                      SCHEDULE I - MARKETABLE SECURITIES

                    Years Ended December 31, 1993 and 1992
                                                               Amount at Which
                                                Market Value    Each Security
                   Principal Amounts            of Each Issue     Issue Is
       Title of      of Bonds and     Cost of    at Balance    Carried in the
      Each Issue        Notes        Each Issue  Sheet Date     Balance Sheet
      ----------   ----------------- ---------- -------------  ---------------


   1993
   ----
                                       Not required.



   1992
   ----
   U. S. Government
     Securities       $16,000,000    $16,000,000   $16,000,000    $16,000,000

   Commercial Paper*   28,000,000     28,000,000    28,000,000     28,000,000
                       ----------     ----------    ----------     ----------

                      $44,000,000    $44,000,000   $44,000,000    $44,000,000
                       ==========     ==========    ==========     ==========

   *No individual security issue exceeds 2% of total assets.


                          COOPER TIRE & RUBBER COMPANY

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                  Years Ended December 31, 1993, 1992 and 1991
                        Balance at                                Balance
                        Beginning     Additions    Reclass &      at End
       Description       of Year       at Cost     Disposals      of Year
       -----------      ---------     ---------    ---------      -------
   1993
   ----
   Land and land
     improvements    $ 18,141,887  $  2,258,384  $   766,953    $ 19,633,318
   Buildings          162,624,474    23,008,865    3,021,017     182,612,322
   Machinery and
     equipment        500,436,277    83,001,279    3,485,918     579,951,638
   Molds, cores
     and rings         19,398,791     8,980,445    3,361,475(a)   25,017,761
                      -----------   -----------   ----------     -----------
                     $700,601,429  $117,248,973  $10,635,363    $807,215,039
                      ===========   ===========   ==========     ===========
   1992
   ----
   Land and land
     improvements    $ 16,272,933  $  1,868,954  $     -        $ 18,141,887
   Buildings          144,510,984    18,113,490        -         162,624,474
   Machinery and
     equipment        417,896,779    85,185,224    2,645,726     500,436,277
   Molds, cores
     and rings         17,800,340     4,988,926    3,390,475(a)   19,398,791
                      -----------   -----------   ----------     -----------
                     $596,481,036  $110,156,594  $ 6,036,201    $700,601,429
                      ===========   ===========   ==========     ===========
   1991
   ----
   Land and land
     improvements    $ 15,130,984  $  1,192,338  $    50,389    $ 16,272,933
   Buildings          127,382,588    17,371,050      242,654     144,510,984
   Machinery and
     equipment        364,383,471    62,069,810    8,556,502     417,896,779
   Molds, cores
     and rings         14,044,774     5,320,397    1,564,831(a)   17,800,340
                      -----------   -----------   ----------     -----------
                     $520,941,817  $ 85,953,595  $10,414,376    $596,481,036
                      ===========   ===========   ==========     ===========


   (a) Includes fully depreciated assets removed from records in:
       1993 - $3,361,475; 1992 - $3,390,475; 1991 - $1,564,831.

                          COOPER TIRE & RUBBER COMPANY

                   SCHEDULE VI - ACCUMULATED DEPRECIATION AND
                  AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                  Years Ended December 31, 1993, 1992 and 1991
                        Balance at    Provision                   Balance
                        Beginning      Charged     Reclass &      at End
       Description       of Year      to Income    Disposals      of Year
       -----------      ---------     ---------    ---------      -------
   1993
   ----
   Land
     improvements    $  3,210,429  $    638,466  $    34,034    $  3,814,861
   Buildings           33,321,089     4,541,489      618,917      37,243,661
   Machinery and
     equipment        194,542,667    36,171,353    3,300,179     227,413,841
   Molds, cores
     and rings          9,154,296     5,000,809    3,361,475(a)   10,793,630
                      -----------   -----------   ----------     -----------
                     $240,228,481  $ 46,352,117  $ 7,314,605    $279,265,993
                      ===========   ===========   ==========     ===========
   1992
   ----
   Land
     improvements    $  2,680,575  $    529,854  $     -        $  3,210,429
   Buildings           29,423,012     3,898,077        -          33,321,089
   Machinery and
     equipment        167,270,120    29,654,360    2,381,813     194,542,667
   Molds, cores
     and rings          8,550,328     3,994,443    3,390,475(a)    9,154,296
                      -----------   -----------   ----------     -----------
                     $207,924,035  $ 38,076,734  $ 5,772,288    $240,228,481
                      ===========   ===========   ==========     ===========
   1991
   ----
   Land
     improvements    $  2,303,882  $    427,082  $    50,389    $  2,680,575
   Buildings           26,261,219     3,382,742      220,949      29,423,012
   Machinery and
     equipment        150,852,506    24,773,864    8,356,250     167,270,120
   Molds, cores
     and rings          6,729,942     3,385,217    1,564,831(a)    8,550,328
                      -----------   -----------   ----------     -----------
                     $186,147,549  $ 31,968,905  $10,192,419    $207,924,035
                      ===========   ===========   ==========     ===========

   DEPRECIATION AND AMORTIZATION
   Annual depreciation and amortization provisions have been computed based upon the following estimated lives:
                Land improvements                   10 to 20 years
                Buildings                           20 to 40 years
                Machinery and equipment             5 to 14 years
                Molds, cores and rings              4 years
   (a) Includes fully depreciated assets removed from records in:
       1993 - $3,361,475; 1992 - $3,390,475; 1991 - $1,564,831.

                          COOPER TIRE & RUBBER COMPANY

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1993, 1992 and 1991
                        Balance at    Additions                 Balance
                        Beginning      Charged    Deductions    at End
                         of Year      To Income       (a)       of Year
                        ---------     ---------    ---------    -------
   Allowance for
     doubtful accounts:
        1993         $3,100,000    $  647,967    $  647,967   $3,100,000
                      =========     =========     =========    =========

        1992         $3,000,000    $1,392,578    $1,292,578   $3,100,000
                      =========     =========     =========    =========

        1991         $2,600,000    $  536,896    $  136,896   $3,000,000
                      =========     =========     =========    =========

   (a) Accounts charged off during the year, net of recoveries of accounts previously charged off.

                     SCHEDULE IX - SHORT-TERM BORROWINGS

                 Years Ended December 31, 1993, 1992 and 1991
                                                                  Weighted
                                          Maximum      Average    Average
   Category of                Weighted    Amount       Amount     Interest
   Aggregate        Balance   Average   Outstanding  Outstanding    Rate
   Short-Term      at End of  Interest  During the   During the  During the
   Borrowings       Period      Rate      Period      Period (b)  Period(c)
   ----------      ---------  --------  -----------  ----------- ----------
      1993

      Commercial
       paper (a)     none        n/a    $24,000,000  $8,544,000     3.20%
                     ====        ===     ==========   =========     =====

      1992           none        n/a        none        none         n/a
                     ====        ===        ====        ====         ===

      1991           none        n/a        none        none         n/a
                     ====        ===        ====        ====         ===

   (a) Commercial paper is issued with various maturities the longest of which may not exceed 270 days.

   (b) The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by 364.

   (c) The weighted average interest rate during the period was computed by dividing the sum of the annualized interest costs for each issue by the sum of debt issuances.

                          COOPER TIRE & RUBBER COMPANY

             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                  Years Ended December 31, 1993, 1992 and 1991
                                          Charged to Costs and Expenses
                                    ---------------------------------------
               Item
               ----                    1993          1992          1991
                                       ----          ----          ----
   Maintenance and repairs          $36,824,000   $36,012,000   $28,506,000
                                     ==========    ==========    ==========
   Taxes, other than payroll and
     income taxes                        *             *             *

   Royalties                             *             *             *

   Advertising                           *             *             *

      *Less than 1 percent of total sales

                                                               Exhibit (4)

                         DESCRIPTION OF COMMON STOCK

      The Company is authorized to issue 300,000,000 shares of Common Stock, par value $1.00 per share. As of March 7, 1994, 83,616,872 shares were issued and outstanding. Each share of Common Stock has equal dividend, liquidation and voting rights. The shares of Common Stock are not redeemable and have no conversion rights. The only rights to subscribe for additional shares of the Company's capital stock are those involved in a Stockholder Rights Plan adopted May 27, 1988 and described in a Rights Agreement between the Company and Society National Bank as Rights Agent. All shares of Common Stock presently outstanding are fully paid and nonassessable.

      The most restrictive covenants under the Company's loan agreements require the maintenance of $65,000,000 in working capital and limit the payment of cash dividends, purchase or redemption of capital stock and any other cash distributions to stockholders. The amount of retained earnings not restricted under the agreements was $342,886,000 at December 31, 1993.

      Subject to the foregoing, holders of the Common Stock are entitled to receive such dividends as the Board of Directors may from time to time declare out of funds lawfully available therefor. The Company has paid cash dividends on its Common Stock in each year since 1950. See "Quarterly Financial Data (Unaudited)" presented on page 36 of this Annual Report on Form 10-K for a description of the Company's recent dividend practices. The payment of future dividends will depend on the earnings and financial position of the Company, its capital requirements and other relevant factors.

      The Company's Board of Directors consists of three classes of directors as nearly equal in number as the total number of directors constituting the entire board permits. By a vote of a majority, the Board of Directors has the authority to fix the number of directors constituting the entire board at not less than six (6) nor more than twelve (12) individuals, and the number is currently set at eleven (11). The term of each class of directors is three years and each class of directors is elected in successive years. The shares of Common Stock have non-cumulative voting rights.

      The Transfer Agent and Registrar for the shares of Common Stock of the Company is Society National Bank, Cleveland, Ohio.

                                                               Exhibit (23)


                         CONSENT OF INDEPENDENT AUDITORS


      We consent to the incorporation by reference in the Registration Statements of Cooper Tire & Rubber Company listed below, and in the Prospectus related to the Form S-3, of our report dated February 14, 1994, with respect to the consolidated financial statements and schedules of Cooper Tire & Rubber Company included in the Annual Report (Form 10-K) for the year ended December 31, 1993:

   Form S-3    No. 33-44159    $200,000,000 aggregate principal amount of
                                  the Company's Debt Securities

   Form S-8    No. 2-58577     Thrift and Profit Sharing Plan

               No. 2-77400     1981 Incentive Stock Option Plan

               No. 33-5483     1986 Incentive Stock Option Plan

               No. 33-35071    Texarkana Pre-Tax Savings Plan

               No. 33-47979    Pre-Tax Savings Plan at the Auburn Plant

               No. 33-47980    1991 Stock Option Plan for Non-Employee
                                  Directors

               No. 33-47981    Pre-Tax Savings Plan at the Findlay Plant

               No. 33-47982    Pre-Tax Savings Plan at the El Dorado Plant

               No. 33-52499    Pre-Tax Savings Plan (Bowling Green - Hose)

               No. 33-52505    Pre-Tax Savings Plan (Bowling Green - Sealing)



                                                         /s/ Ernst & Young
                                                         -----------------
                                                         ERNST & YOUNG

   Toledo, Ohio
   March 22, 1994

                                                              Exhibit (24)

                              POWER OF ATTORNEY


   KNOW ALL MEN BY THESE PRESENTS, that the undersigned, in the capacities indicated, do hereby constitute and appoint Ivan W. Gorr, or Stan C. Kaiman, or J. Alec Reinhardt, or Patrick W. Rooney as their attorney with full power of substitution and resubstitution for and in their name, place and stead, to sign and file with the Securities and Exchange Commission an Annual Report on Form 10-K, as amended, together with any and all amendments and exhibits thereto and any and all applications, instruments or documents to be filed with the Securities and Exchange Commission pertaining to such report, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary to be done in the premises, hereby ratifying and approving the acts of said attorney or any such substitute.

      Executed at Findlay, Ohio this 14th day of February, 1994.


   /s/ Delmont A. Davis                    /s/ John Fahl
   ---------------------------             -----------------------------
   Delmont A. Davis, Director              John Fahl, Director


   /s/ Julien A. Faisant                   /s/ Dennis J. Gormley
   ---------------------------             -----------------------------
   Julien A. Faisant, Vice                 Dennis J. Gormley, Director
   President and Controller,
   Principal Accounting Officer


   /s/ Ivan W. Gorr                        /s/ Stan C. Kaiman
   ---------------------------             -----------------------------
   Ivan W. Gorr, Chairman of the           Stan C. Kaiman, Secretary
   Board, Principal Executive
   Officer, and Director


                                           /s/ William D. Marohn
   ---------------------------             -----------------------------
   Joseph M. Magliochetti,                 William D. Marohn, Director
   Director


                                           /s/ J. Alec Reinhardt
   ---------------------------             -----------------------------
   Allan H. Meltzer, Director              J. Alec Reinhardt, Executive
                                           Vice President, Principal
                                           Financial Officer, and
                                           Director


   /s/ Patrick W. Rooney                   /s/ Leon F. Winbigler
   ---------------------------             ------------------------------
   Patrick W. Rooney, President,           Leon F. Winbigler, Director
   Principal Operating Officer, and
   Director



   (continued)

   STATE OF OHIO    )
                    )  ss.
   COUNTY OF HANCOCK)


   On this 14th day of February, 1994, before me a Notary Public in and for the State and County aforesaid, personally appeared Delmont A. Davis, John Fahl, Julien A. Faisant, Dennis J. Gormley, Ivan W. Gorr, Stan C. Kaiman, William D. Marohn, J. Alec Reinhardt, Patrick W. Rooney, and Leon F. Winbigler, known to me to be the persons whose names are subscribed in the within instrument and acknowledged to me that they executed the same.

   IN WITNESS WHEREOF, I have hereunto set my hand and affixed my official seal the day and year in this certificate first above written.


                                    /s/ Julie A. Grismore
                                    --------------------------------------
                                    Julie A. Grismore
                                    Notary Public, State of Ohio
                                    My commission expires January 15, 1996

   (SEAL)

                                                              Exhibit (24)

                                POWER OF ATTORNEY


   KNOW ALL MEN BY THESE PRESENTS, that the undersigned, in the capacity indicated, does hereby constitute and appoint Ivan W. Gorr, or Stan C. Kaiman, or J. Alec Reinhardt, or Patrick W. Rooney as his attorney with full power of substitution and resubstitution for and in his name, place and stead, to sign and file with the Securities and Exchange Commission an Annual Report on Form 10-K, as amended, together with any and all amendments and exhibits thereto and any and all applications, instruments or documents to be filed with the Securities and Exchange Commission pertaining to the filing of such report, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary to be done in the premises, hereby ratifying and approving the acts of said attorney or any such substitute.


      Executed at Toledo, Ohio this 21st day of February, 1994.



                                        /s/ Joseph M. Magliochetti
                                        --------------------------------
                                        Joseph M. Magliochetti, Director


   STATE OF OHIO  )
                  ) ss.
   COUNTY OF LUCAS)


   On this 21st day of February, 1994, before me a Notary Public, in and for the State and County aforesaid, personally appeared Joseph M. Magliochetti, known to me to be the person whose name is subscribed in the within instrument and acknowledged to me that he executed the same.

   IN WITNESS WHEREOF, I have hereunto set my hand and affixed my official seal the day and year in this certificate first above written.



                                       /s/ Marcia L. Coy-Bauman
                                       ---------------------------------
                                       Marcia L. Coy-Bauman
                                       Notary Public, State of Ohio
                                       My commission expires March 27, 1997

   (SEAL)

                                                              Exhibit (24)

                                POWER OF ATTORNEY


   KNOW ALL MEN BY THESE PRESENTS, that the undersigned, in the capacity indicated, does hereby constitute and appoint Ivan W. Gorr, or Stan C. Kaiman, or J. Alec Reinhardt, or Patrick W. Rooney as his attorney with full power of substitution and resubstitution for and in his name, place and stead, to sign and file with the Securities and Exchange Commission an Annual Report on Form 10-K, as amended, together with any and all amendments and exhibits thereto and any and all applications, instruments or documents to be filed with the Securities and Exchange Commission pertaining to the filing of such report, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary to be done in the premises, hereby ratifying and approving the acts of said attorney or any such substitute.


      Executed at Pittsburgh, Pennsylvania this 24th day of February, 1994.


                                        /s/ Allan H. Meltzer
                                        --------------------------------
                                        Allan H. Meltzer, Director


   STATE OF PENNSYLVANIA)
                        ) ss.
   COUNTY OF ALLEGHENY  )


   On this 24th day of February, 1994, before me a Notary Public, in and for the State and County aforesaid, personally appeared Allan H. Meltzer, known to me to be the person whose name is subscribed in the within instrument and acknowledged to me that he executed the same.

   IN WITNESS WHEREOF, I have hereunto set my hand and affixed my official seal the day and year in this certificate first above written.


                                   /s/ Richard C. Schaeffer
                                   ---------------------------------
                                   Richard C. Schaeffer
                                   Pittsburgh, Allegheny County
                                   My commission expires February 29, 1996

   (SEAL)

                                                            Exhibit (24)

                              POWER OF ATTORNEY


   KNOW ALL MEN BY THESE PRESENTS, that the undersigned does hereby, for and on behalf of Cooper Tire & Rubber Company in accordance with the certain resolution of the Board of Directors adopted February 14, 1994, constitute and appoint Ivan W. Gorr, or Stan C. Kaiman, or J. Alec Reinhardt, or Patrick W. Rooney as its attorney with full power of substitution and resubstitution for and in its name, place and stead, to sign and file with the Securities and Exchange Commission an Annual Report on Form 10-K pursuant to the Securities Act of 1934, as amended, together with any and all amendments and exhibits thereto, and all applications, instruments or documents to be filed with the Securities and Exchange Commission pertaining to the filing of such report, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary to be done in the premises, hereby ratifying and approving the acts of said attorney or any such substitute.

        Executed at Findlay, Ohio this 23rd day of February, 1994.

   ATTEST:                                 COOPER TIRE & RUBBER COMPANY


   /s/ Stan C. Kaiman                      /s/ Ivan W. Gorr
   -------------------------               -----------------------------
   Stan C. Kaiman                          Ivan W. Gorr
   Secretary                               Chairman of the Board
                                           and Chief Executive Officer


   STATE OF OHIO    )
                    )    ss.
   COUNTY OF HANCOCK)

        On this 23rd day of February, 1994, before me a Notary Public, in and for the State and County aforesaid, personally appeared Ivan W. Gorr and Stan C. Kaiman, known to me to be the persons whose names are subscribed in the within instrument and acknowledged to me that they executed the same.

        IN WITNESS WHEREOF, I have hereunto set my hand and affixed my official seal the day and year in this certificate first above written.


                                    /s/ Julie A. Grismore
                                    ----------------------------------
                                    Julie A. Grismore
                                    Notary Public, State of Ohio
                                    My commission expires January 15, 1996

   (SEAL)

                                                               Exhibit (99)
                    OPERATIONS REVIEW AND PRODUCT OVERVIEW

                              OPERATIONS REVIEW

   Tire Products

   INDUSTRY OVERVIEW

   Following an exceptional year in 1992, industry demand returned to rather normal levels in 1993. Total replacement tire shipments for the year were approximately 199.2 million units, virtually equal to the 1992 total of 199 million units. Industry sales of replacement passenger tires were slightly lower than the prior year, while the light truck and medium truck tire segments showed slight gains.

      The most popular replacement passenger tires continue to be performance-type, all-season radials. Of the total industry replacement passenger tires shipped during the year, eight out of ten were all-season designs, while half carried speed ratings of S or higher and had aspect ratios in the performance range below 75 series.

      Light truck tires in the replacement market are following a comparable direction. Four out of five replacement light truck tires shipped are radial construction and three out of five have all-season treads. Speed ratings are also finding application in this market, however, the trend is not significant at this time.

      Five out of six medium truck tires in the replacement market are of radial construction. Industry shipments of radial medium truck tires to the replacement market increased during the year, while bias tire sales declined.

      The total inner tube market is declining gradually each year. Within the total units shipped, smaller sized tubes, such as for passenger and light truck tires, are decreasing, while larger tubes for trucks, farm implements and construction vehicles are experiencing increased demand.

      Factors which indicate consumer buying potential in the replacement industry continue to show favorable trends. The number of passenger car registrations in the U.S. increased by more than a half million vehicles during the year over the 1992 figure. Passenger cars in the U.S. traveled almost 2.3 trillion miles during the year, about 50 billion miles more than in 1992. For the second consecutive year, the average age of a passenger car in the U.S. exceeded 8 years. Combined, these factors show that more vehicles are being driven more miles over a longer period of time which will, consequently, require the purchase of additional replacement tires.

      The Company distributes its Cooper, Falls Mastercraft and Starfire house brand tires primarily through independent tire dealers, who make up the largest distribution channel in the replacement industry. According to consumer surveys, independent dealers are the most preferred source for retail tire purchases. The expertise and customer service provided by independent dealers prevails as a major consumer benefit.

   PRODUCTS

   Cooper manufactures and markets full lines of passenger, light truck and medium truck tires in sizes, tread designs and sidewall styles to meet the application and price demands of the replacement market.

   (continued)                        49

      Five new lines of tire products were introduced during the year and received excellent dealer and consumer acceptance. The Cooper Lifeliner Grand Classic STE is a premium radial passenger tire with a treadwear protection warranty of 80,000 miles.

      The Cooper Cobra GTV replaced the Company's initial V speed-rated high performance passenger tire. Market advantages of this new tire include an all-season tread design for excellent overall traction, increased treadwear, and a non-directional tread pattern, which eliminates special inventory handling. Another passenger tire updated during the year was the Cooper Monogram 2000, an original equipment-style all-season radial. The new Monogram 2000 offers longer treadwear and improved wet traction over the previous design.

      In the light truck category, the Company introduced the Cooper Discoverer STE, a touring design for all-season use on sport utility vehicles, vans, and small and large pickup trucks. For the first time on a light truck tire line, the Company is offering a free, limited replacement warranty on workmanship and materials for the useful life of the tread.

      Also introduced in the light truck category, the Cooper Discoverer CTD is a radial traction tire designed for heavy-duty commercial applications, such as in farm and construction work.

      The Company began previewing its lines of radial medium truck tires to customers during the year, while production continues to increase at the Albany plant. The Cooper CXMT 340 all-wheel position tire and the Cooper CT 240 free-rolling position tire feature all-steel, tubeless radial construction. To the end user, these tires will contribute to lower vehicle operating costs through excellent original treadwear and subsequent recapping for extended life. The Company will add a drive wheel version of the tire to the line in 1994.

      Other tire products are in development for introduction in 1994. The Company will introduce the Cooper Rainmaster, a non-directional passenger tire which channels water and reduces the potential for hydroplaning in wet weather conditions. Also to be introduced is a new premium touring radial, the Cooper Lifeliner Classic II, with a 60,000-mile treadwear warranty, all-season performance and excellent wet traction.

      Over forty percent of all new vehicles sold in 1993 were sport utility vehicles, vans and pick-up trucks. Cooper has a strong presence in this market with its large Discoverer line of recreational and commercial LT tires. Additional sizes across the line will be provided in 1994 to meet new vehicle specifications.

      To verify the quality of new products and existing lines, the Company ran more than 117 million tire miles of tests in controlled laboratory conditions and actual on-the-road trials. Through testing, tire characteristics such as carcass durability, treadwear, handling, traction and noise are evaluated to ensure ultimate quality and consumer satisfaction.

      The Company's products are of the highest quality and value to compete with leading brands on the market today.





   (continued)

   FACILITIES

   A new tire warehouse was constructed at the Findlay plant to add capacity and improve distribution services to customers. The new 163,000-sq. ft. warehouse enhanced the plant's shipping and receiving operations and allowed the previous warehouse to be converted to manufacturing use. The largest of the Findlay plant's rubber compound mixers was replaced with a new state-of-the-art model, which operates at greater efficiency and provides for needed additional mixing capacity.

      The Albany plant reached planned production goals for radial passenger, light truck and medium truck tires. More tire building and support equipment was installed during the second half of the year to increase production capacity. The Albany plant provides incremental production expansion opportunity at minimum cost to meet growing demand for Cooper tire products.

      In January 1993 the Tupelo plant reached a milestone with the production of its 50 millionth radial passenger tire. Equipment upgrades and manufacturing process improvements were installed and implemented during the year, including the application of robotics in the tread extrusion operation to enhance quality and efficiency.

      Major modernization and improvement projects were completed at the Texarkana facility during the year. All curing presses are now fitted with computer controls and a pre-cure process is being applied to all calendered ply material, reducing production cost and yielding high quality products. During 1994 Texarkana employees will observe the plant's 30th anniversary.

      Additional capacity for producing large size inner tubes for farm and construction vehicles was installed at the Clarksdale plant. The plant reorganized its technical support group and began a program to reduce production costs by increasing process controls and other manufacturing efficiencies.

      The Piedras Negras plant began production of engineered rubber products in response to market opportunities in Mexico. Inner tube production continues and is dedicated to high-volume lines of passenger, light truck and medium truck sizes, maximizing the plant's efficiency. Expanded production of engineered rubber parts is planned for the future.

      The Company follows a strategic and systematic schedule of building and equipment maintenance to protect and preserve its capital investments. Programmed systems provide effective scheduling and controls over vital routine maintenance.

   TECHNOLOGY

   Virtually all areas of Cooper tire and tube production have been affected by the application of advanced technologies. The Company and its customers have benefited with improved productivity, lower costs and higher quality. Computers, lasers and robotics are used in many production operations. New materials and rubber compounding chemistry improve product performance and overall quality.

      Cooper has a competitive advantage in being able to design and build much of its proprietary production equipment. Cost savings and increased quality are usually derived from custom-designed equipment.


   (continued)

      The Company uses unique, sophisticated tire assembly equipment for passenger, light truck and medium truck tires and is currently implementing new and efficient methods of supplying components in the tire assembly operation. Projects include equipment development to measure aspects of finished products with greater precision for more advanced data collection and analysis.

      A new system for computer-aided analysis and computer-aided design was installed for mold design operations. The system is expected to reduce mold design time by half, contributing significantly to the Company's ability to respond to customer needs and reduce product launch time.

      Over the years, Cooper has been an industry leader in obtaining higher tire production rates from its equipment. For example, employee teams have fitted curing presses with specialized computer controls and optical scanners to monitor and adjust curing cycles. Shaving even seconds off a curing cycle can result in significant production increases. Improved production efficiencies have been achieved in many operations resulting in increased competitiveness.

   MARKETING AND DISTRIBUTION

   The Company markets its Cooper, Falls Mastercraft and Starfire house brand products primarily through independent dealers and distributors. A 1993 study of the replacement tire industry by J. D. Power and Associates confirmed that independent tire dealers and service stations are viewed by consumers as providing the most expertise for tire purchases, installation and service. Company marketing programs are designed to help position Cooper dealers prominently in their local markets.

      Two other industry surveys conducted during the year by Tire Review magazine confirmed the Company's excellent service to customers. In the annual Tire Brands Survey, independent dealers rated their suppliers on a number of criteria. Another survey, the annual Tire Dealer Profile, asked independent dealers to rank their most critical needs and concerns. A cross comparison of the two studies shows Cooper scores very high in meeting critical dealer needs, particularly dealer profitability, product availability, total service and ease of doing business.

      The Company introduced an advertising theme during the year which continued to differentiate Cooper's independence and 100 percent American-made tires from competitors. The theme, "Put Your Trust in American Hands," was used throughout Cooper's national consumer advertising in USA TODAY and on Paul Harvey's syndicated radio broadcasts. Trade advertising also carried the theme, as well as retail materials for dealer use in the Company's cooperative advertising program. Cooper will continue an American-made, American-owned message in its 1994 campaign and expand its media coverage to include national television and consumer automotive magazines.

      Cooper's network of distribution centers, located strategically around the country, efficiently serve its customers. A computerized information system has streamlined inventory, shipping and receiving operations to fill orders and provide timely shipments to customers.





   (continued)

      Limited treadwear protection warranties, ranging from 40,000 miles to 80,000 miles, are offered on five tire lines. Consumers consider mileage warranties an important factor in the tire purchase decision. Highly promoted by dealers, the Cooper warranty program is very competitive with other industry brands.

      New packaging and labeling processes instituted for inner tube operations are designed to improve product handling. Pallet quantities have been optimized for ease of shipping and storage for customers.

      In its national advertising and on product information materials, the Company provides a toll-free number for consumers to call to locate their nearest Cooper dealer. The number, 1-800-854-6288, is staffed weekdays during normal business hours. Telephone calls are answered by members of the Cooper team who provide assistance to customers and consumers.

   Engineered Products

   INDUSTRY OVERVIEW

   The Company expects continuing strong demand for its engineered rubber products. The number of new passenger and light truck vehicles produced in the U.S. and Canada during the year was approximately 13 million vehicles, up about 12 percent over the 11.7 million vehicles produced in 1992. About a 10 percent growth rate for North American vehicle production is anticipated by industry economists in 1994.

      According to industry experts, automobile manufacturers use approximately 134 pounds of rubber components per vehicle, excluding tires. This would indicate the automotive market for engineered rubber products for safety, sealing, convenience and comfort was in excess of
   1.7 billion pounds in 1993. There is excellent opportunity for Cooper to expand in this area as a result of its expertise in design, technical and production capabilities.

      Automotive manufacturers continue to reduce their supplier base in order to simplify administration of the supply process and to realize cost savings from higher volume orders. They require suppliers to provide consistent product quality, on-time deliveries, advanced technical support, and competitive costs and value in order to remain a preferred supplier.

      As a result of this trend, Cooper is in an excellent position to strengthen its partnerships with automakers. The Company has established a reputation for excellent quality levels, and demonstrated its technical expertise in specific product development.

      About 99 percent of the Company's vibration control, hose, body sealing and seating products are sold directly to vehicle manufacturers or their primary (tier 1) suppliers. Almost 200 customers are served by the engineered products operation.

   FACILITIES

   A second manufacturing plant in Bowling Green, Ohio, was built to accommodate increased demand for both hose and body sealing products. All hose production was moved to the new facility, allowing body seal production to expand at the original plant. Completed on time and under budget, the new hose plant is in full production.


   (continued)

      No major plant construction projects are currently planned for engineered products in 1994. New production lines and equipment will be installed at all facilities to increase production capacity and meet customer commitments.

      The third phase of the Auburn expansion -- the rubber mixing facility -- was completed during 1993. Currently supplying rubber compounds to the Company's engineered products plants in Ohio and Indiana, the new mixer offers greater automation for improved quality controls and operating cost efficiencies. Further expansion phases are scheduled for 1995.

      Many manufacturing operations have been converted to a cellular configuration. Improved production scheduling and significant inventory and work-in-process reductions have been realized. The reorganization has also resulted in improved product quality and customer service.

      A reconfiguration of the El Dorado plant in 1994 will optimize process flow, modernize mixing operations, and result in improved manufacturing capabilities and overall efficiency.

      Production of molded products at the Piedras Negras plant was begun during 1993 and certified for quality on an interim basis. Direct shipments to automotive customers in Mexico will continue to be made from the plant and full certification will be granted in 1994. Tooling is under way for new business which will start production at the plant in mid-1994 and represent a significant volume increase in engineered products sales to Mexican manufacturers.

      In 1994 additional equipment will be installed in all plants to begin fulfilling orders for 1995 model year products, as well as initial 1996 requirements.

   PRODUCTS

   Cooper is one of the most complete engineered rubber component suppliers in the industry. Its extensive manufacturing capabilities include the basic processes of molding and extrusion, including high-technology dual-durometer extrusion, flocking and rubber-to-metal bonding. Cooper has the engineering, technology and research facilities to serve as a development partner with its automotive customers for vehicle design and performance applications.

      Vibration control products, such as body, cradle and engine mounts, vary in complexity and are used to absorb vibrations throughout the vehicle. Products currently in production for 1994 vehicle models are the result of development projects ranging over several years.

      Slight alterations in vehicle engine configurations from model year to model year significantly modify hoses and hose assembly requirements. Cooper has proven its ability to respond quickly to design changes. The Company supplies hoses for virtually all categories of passenger vehicles and light trucks made in North America, and branched hose components using the Diradia (Reg. USPTO by Caoutchouc Manufacture et Plastiques) process for the three largest automakers.

      Body seals around vehicle doors, trunks, hoods and windows prevent water, wind and dust from entering the inside of the vehicle. Done properly, seals also serve as noise barriers. The products often contain both hard and soft rubber compounds, plus metal carriers for attachment and decoration.

   (continued)

      The Company's line of seating components is produced for a specialized market. Inflatable comfort bladders are specified primarily for upscale vehicles or as optional equipment on other models. Made from urethane, the inflatable bladders can be positioned anywhere in the seat.

      Vehicle design and development is a complex process requiring the cooperation of many different suppliers. Due to the long lead time from concept to production, original equipment manufacturers and their suppliers are working with vehicle designs intended for 1998 introductions. Through its design and manufacturing capability, the Company is well-represented in these on-going projects.

   TECHNOLOGY

   The auto industry has been challenged to develop a high-mileage "supercar" within the next decade. Along with an 80-miles-per-gallon capability, automotive designers are specifying active control systems and lightweight, high-temperature resistant materials among other innovative ideas. Cooper has product development and service capabilities which are very compatible with these automotive design requirements of the future.

      Active noise and vibration control systems with electronic sensors have a high priority in future vehicle designs. In 1992 Cooper launched an intensive program to produce a working prototype of an actively controlled engine mount. The prototype will be demonstrated to customers on a test vehicle in 1994. Cooper is also developing 'active' vibration control systems technology for applications on other vehicle components.

      Engine materials that withstand very high temperatures are targeted components for future development projects. For several years, Cooper has been testing and developing formulas using various polymers with high temperature resistance for use in its lines of engine hose products.

      Cooper has long established its ability to support customers with product design capability. Using the latest computer-aided design equipment and advanced computer modeling programs, Company engineers provide component design service throughout the vehicle design process, including "black box" (total design) and "gray box" (partial design) assignments.

      Cooper's partnerships with customers employ direct electronic communication for complete documentation of work, support services, and efficient, just-in-time deliveries.

   MARKETING AND DISTRIBUTION

   Cooper has been providing product design and development services to automotive manufacturers for many years. The development and introduction of new products into the manufacturing process is accomplished by close teamwork and cooperation from many individuals representing many disciplines.

      At the onset of a design project, members of the Company's engineering, manufacturing and quality control staffs join with customer representatives to form a product development team. This early involvement permits the Company's project team members to help optimize the component design for efficient, high quality and cost effective manufacturing.

   (continued)                        55

      The Company uses advanced inventory handling and storage methods in its distribution operations to provide excellent service to customers around the world. Warehoused products are inventoried using an on-line, real-time electronic information system. Optical scanning devices aid in ensuring correct shipments and in generating electronic documentation. Approximately 20 percent of the Company's engineered products sales are exported to customers primarily in Canada, Mexico, Europe, Australia and South America.

      Cooper is a proven and established member of the world automotive supplier base. The Company continues to improve its operations, expand its capabilities and strengthen its service levels for greater business opportunities in the future.

                               PRODUCT OVERVIEW

   Tire Products

   PASSENGER TIRES: The 15 lines of passenger tires include touring, high performance and conventional designs. Speed ratings of S, T, H and V are also offered as well as standard and low profiles, all-season, rib and high traction treads, and white, white lettered and black sidewalls.

   LIGHT TRUCK: Light truck tires in 13 lines fit pickup trucks, vans and sport utility vehicles for either recreational or commercial use. Lines include all-steel radial, steel-belted radial and conventional bias constructions, all-season, rib and high traction treads, and white and black lettered sidewalls.

   MEDIUM TRUCK: Ten lines of medium truck tires include all-steel radial and conventional bias ply constructions, all-wheel, drive wheel and trailer applications, and rib and traction treads for on-road and off-road service. Medium truck tires fit vehicles such as tractor-semitrailer rigs.

   INNER TUBES: Inner tubes are offered in radial and bias constructions for passenger, light truck and medium truck applications. The size range covers specialty tires such as farm tractors and implements, road graders and industrial vehicles.

   Engineered Products

   VIBRATION CONTROL:   These products are used throughout vehicle engines,
   bodies and powertrains to minimize the amount of vibrations reaching the passenger compartment. Product lines include mounts, bushings, isolators and torsional springs.

   BODY & WINDOW SEALING SYSTEMS: Rubber seals around doors, trunks and hoods protect vehicle interiors from outside elements. Flocked window channels allow glass panels to slide open and closed easily while still providing a tight weather seal.

   HOSES:   Hoses are used primarily in the engine to transport fluids and gases. Different shapes, sizes, diameters, lengths, rubber compounds and constructions are produced to meet vehicle engine configurations.

   SPECIALTY SEATING COMPONENTS: Inflatable bladders are placed in various sections of a passenger seat for adjustable comfort. Production includes single- and multi-cell bladders from rubber or polyurethane and provides both manual and electronic inflation systems. A thin-line seat suspension system is also offered under a licensing agreement.

                                                              Exhibit (99)
                         COOPER TIRE & RUBBER COMPANY
                         UNDERTAKINGS OF THE COMPANY
                   FOR FISCAL YEAR ENDED DECEMBER 31, 1993

   1.  Undertakings.
       ------------
       a.  The undersigned registrant hereby undertakes:
           1. To file, during any period in which offers or sales are being made, a post-effective amendment to this registration statement:
               i. To include any prospectus required by section 10(a)(3) of the Securities Act of 1933;
              ii. To reflect in the prospectus any facts or events arising after the effective date of the registration statement (or the most recent post-effective amendment thereof) which, individually or in the aggregate, represents a fundamental change in the information set forth in the registration statement;
             iii. To include any material information with respect to the plan of distribution not previously disclosed in the registration statement or any material change to such information in the registration statement;
               Provided, however, that paragraphs (a)(1)(i) and (a)(1)(ii) do not apply if the registration statement is on Form S-3 or Form S-8 and the information required to be included in a post-effective amendment by those paragraphs is contained in periodic reports filed by the registrant pursuant to section 13 or section 15(d) of the Securities Exchange Act of 1934 that are incorporated by reference in the registration statement.
           2. That, for the purpose of determining any liability under the Securities Act of 1933, each such post-effective amendment shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bona fide offering thereof.
           3. To remove from registration by means of a post-effective amendment any of the securities being registered which remain unsold at the termination of the offering.

       b. The undersigned registrant hereby undertakes that, for purposes of determining any liability under the Securities Act of 1933, each filing of the registrant's annual report pursuant to section 13(a) or section 15(d) of the Securities Exchange Act of 1934 (and, where applicable, each filing of an employee benefit plan's annual report pursuant to section 15(d) of the Securities Exchange Act of 1934) that is incorporated by reference in the registration statement shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bona fide offering thereof.

       f.  Employee plans on Form S-8.
           1. The undersigned registrant hereby undertakes to deliver or cause to be delivered with the prospectus to each employee to whom the prospectus is sent or given a copy of the registrant's annual report to stockholders for its last fiscal year, unless such employee otherwise has received a copy of such report, in which case the registrant shall state in the prospectus that it will promptly furnish, without charge, a copy of such report on written request of the employee. If the last fiscal year of the registrant has
   (continued)                        57
               ended within 120 days prior to the use of the prospectus, the annual report of the registrant for the preceding fiscal year may be so delivered, but within such 120 day period the annual report for the last fiscal year will be furnished to each such employee.
           2. The undersigned registrant hereby undertakes to transmit or cause to be transmitted to all employees participating in the plan who do not otherwise receive such material as stockholders of the registrant, at the time and in the manner such material is sent to its stockholders, copies of all reports, proxy statements and other communications distributed to its stockholders generally.
           3. Where interests in a plan are registered herewith, the undersigned registrant and plan hereby undertake to transmit or cause to be transmitted promptly, without charge, to any participant in the plan who makes a written request, a copy of the then latest annual report of the plan filed pursuant to section 15(d) of the Securities Exchange Act of 1934 (Form 11-K). If such report is filed separately on Form 11-K, such form shall be delivered upon written request. If such report is filed as a part of the registrant's annual report on Form 10-K, that entire report (excluding exhibits) shall be delivered upon written request. If such report is filed as a part of the registrant's annual report to stockholders delivered pursuant to paragraph (1) or (2) of this undertaking, additional delivery shall not be required.
       i. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

   2.  Indemnification of Directors and Officers.
       -----------------------------------------
       Article VII of the Bylaws of the registrant and Section 145 of the Delaware Code provide for indemnification. Article VII, in which registrant is referred to as "Corporation", provides as follows:
           Section 1.  Right to Indemnification.
           ---------   ------------------------
           Each person who was or is made a party or is threatened to be made a party to or is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative (a "proceeding"), by reason of the fact that he, or a person of whom he is the legal representative, is or was a director or officer of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation or a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans maintained or sponsored by the
   (continued)                        58

           Corporation, whether the basis of such proceeding is alleged action in an official capacity as a director, officer, employee or agent or in any other capacity while serving as a director, officer, employee or agent, shall be indemnified and held harmless by the Corporation to the fullest extent authorized by the Delaware General Corporation Law, as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Corporation to provide broader indemnification rights than said Law permitted the Corporation to provide prior to such amendment), against all expense, liability and loss (including attorneys' fees, judgments, fines, excise taxes pursuant to the Employee Retirement Income Security Act of 1974 or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith and such indemnification shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of his or her heirs, executors and administrators; provided, however, that the Corporation shall indemnify any such person seeking indemnification in connection with a proceeding (or part thereof) initiated by such person only if such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred in this Article shall be a contract right and shall include the right to be paid by the Corporation the expenses incurred in defending any such proceeding in advance of its final disposition; provided, however, that if the Delaware General Corporation Law requires, the payment of such expenses incurred by a director or officer in his or her capacity as a director or officer in advance of the final disposition of a proceeding, shall be made only upon delivery to the Corporation of an undertaking, by or on behalf of such director or officer, to repay all amounts so advanced if it shall ultimately be determined that such director or officer is not entitled to be indemnified under this Article or otherwise. The Corporation may, by action of its Board of Directors, provide indemnification to employees and agents of the Corporation with the same scope and effect as the foregoing indemnification of directors and officers.

           Section 2.  Non-Exclusivity of Rights.
           ---------   -------------------------
           The right to indemnification and the payment of expenses incurred in defending a proceeding in advance of its final disposition conferred in this Article shall not be exclusive of any other right which any person may have or hereafter acquire under any statute, the Restated Certificate of Incorporation, these Bylaws, agreement, vote of stockholders or disinterested directors or otherwise.

           Section 3.  Insurance.
           ---------   ---------
           The Corporation may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Corporation or another corporation, partnership, joint venture, trust or other enterprise against any such expense, liability or loss, whether or not the Corporation would have the power to indemnify such person against such expense, liability or loss under the Delaware General Corporation Law.

       The registrant also maintains policies insuring the liability of the registrant to its directors and officers under the terms and provisions of the Bylaws of the registrant and insuring its directors and officers against liability incurred in their capacities as such directors and officers.
                                      59