Form 10-Q
period 1994-03-31
COOPER TIRE & RUBBER CO
filed 1994-04-27
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1994

                                      OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                          Commission File No. 1-4329




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


                                (419) 423-1321
             (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                            Yes (X)     No (   )




              Number of shares of common stock of registrant outstanding at April 22, 1994:  83,623,872

    Part I. FINANCIAL INFORMATION
    Item 1. FINANCIAL STATEMENTS

                             COOPER TIRE & RUBBER COMPANY
                                    BALANCE SHEETS
                                                       March 31,    December 31,
                                                         1994          1993
                                                      (Unaudited)    (Audited)
                                                      -----------   ------------
    ASSETS
    Current assets:
      Cash, including short-term investments of
        $5,500,000 ($15,000,000 in 1993)             $ 17,225,749   $ 25,798,746
      Accounts receivable, less allowances
        of $3,400,000 ($3,100,000 in 1993)            225,186,818    182,203,436
      Inventories at lower of cost (last-in,
        first-out) or market:
          Finished goods                               79,192,241     81,066,480
          Work in process                               9,435,470     10,381,354
          Raw materials and supplies                   19,975,683     19,663,017
                                                      -----------    -----------
                                                      108,603,394    111,110,851

      Prepaid expenses and deferred taxes              12,465,794     12,904,058
                                                      -----------    -----------
           Total current assets                       363,481,755    332,017,091

    Property, plant and equipment - net               535,054,325    527,949,046
    Other assets                                       29,520,530     29,618,164
                                                      -----------    -----------
                                                     $928,056,610   $889,584,301
                                                      ===========    ===========
    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                               $ 72,705,844   $ 65,685,355
      Accrued liabilities                              47,052,535     50,063,327
      Income taxes                                     13,199,140      6,066,283
      Current portion of debt                           5,359,000      5,345,000
                                                      -----------    -----------
           Total current liabilities                  138,316,519    127,159,965

    Long-term debt                                     38,532,644     38,729,367
    Postretirement benefits other than pensions       120,575,680    118,542,360
    Other long-term liabilities                        36,316,559     36,015,019
    Deferred income taxes                              21,878,000     18,952,000

    Stockholders' equity:
      Preferred stock, $1 par value; 5,000,000
        shares authorized; none issued                          -              -
      Common stock, $1 par value; 300,000,000 shares
        authorized; 83,617,872 shares outstanding
        (83,581,768 in 1993)                           83,617,872     83,581,768
      Capital in excess of par value                    1,523,357      1,215,181
      Retained earnings                               487,295,979    465,388,641
                                                      -----------    -----------
           Total stockholders' equity                 572,437,208    550,185,590
                                                      -----------    -----------
                                                     $928,056,610   $889,584,301
                                                      ===========    ===========

    See accompanying notes.

                             COOPER TIRE & RUBBER COMPANY
                                 STATEMENTS OF INCOME
                      THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                     (Unaudited)

                                                         1994            1993
                                                         ----            ----
       Revenues:
         Net sales                                   $329,132,121   $280,099,599
         Other income                                     215,207        276,641
                                                      -----------    -----------
                                                      329,347,328    280,376,240

       Costs and expenses:
         Cost of products sold                        267,643,868    223,428,159
         Selling, general and administrative           18,245,561     16,249,941
         Interest and debt expense                        721,741        491,981
                                                      -----------    -----------
                                                      286,611,170    240,170,081

       Income before income taxes                      42,736,158     40,206,159

       Provision for income taxes                      16,230,000     15,010,000
                                                      -----------    -----------

       Net income                                    $ 26,506,158    $25,196,159
                                                      ===========     ==========

       Net income per share                                  $.32           $.30
                                                             ====           ====

       Average number of shares outstanding            83,609,505     83,530,994
                                                       ==========     ==========

       Dividends per share                                  $.055          $.045
                                                            =====          =====

       See accompanying notes.

                             COOPER TIRE & RUBBER COMPANY
                               STATEMENTS OF CASH FLOWS
                      THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                     (Unaudited)
                                                         1994          1993
                                                         ----          ----
    Operating activities:
      Net income                                     $26,506,158    $25,196,159
      Adjustments to reconcile net income
       to net cash provided by
       operating activities:
        Depreciation and amortization                 13,794,420     11,920,094
        Deferred taxes                                 2,588,000      1,728,000
        Postretirement benefits other than
         pensions                                      2,253,320      2,569,612
        Increase in accounts receivable              (42,983,382)   ( 3,494,127)
        Decrease (increase) in inventories
         and prepaid expenses                          2,945,721    (47,339,491)
        Increase (decrease) in accounts
         payable and accrued liabilities               4,009,698    ( 4,741,753)
        Increase in other long-
         term liabilities and other                    7,695,803     14,737,754
                                                      ----------     ----------
           Net cash provided by operating
             activities                               16,809,738        576,248

    Investing activities:
      Additions to property, plant and
       equipment                                     (20,969,600)   (28,418,741)
      Other                                               24,129         23,213
                                                      ----------     ----------
           Net cash used in investing
            activities                               (20,945,471)   (28,395,528)

    Financing activities:
      Issuance of debt                                         -              -
      Payments on debt                                  (182,723)     ( 198,828)
      Issuance of common stock                           344,280        295,363
      Dividends paid                                  (4,598,821)   ( 3,759,283)
                                                      ----------     ----------
           Net cash used in financing
            activities                                (4,437,264)   ( 3,662,748)
                                                      ----------     ----------
    Decrease in cash and
     short-term investments                           (8,572,997)   (31,482,028)

    Cash and short-term investments at
     beginning of year                                25,798,746     55,111,255
                                                      ----------     ----------
    Cash and short-term investments at
     end of period                                   $17,225,749    $23,629,227
                                                      ==========     ==========

    Cash payments for interest                       $ 1,759,433    $   147,774
                                                      ==========     ==========

    Cash payments for income taxes                   $ 6,509,143    $ 8,157,578
                                                      ==========     ==========

    See accompanying notes.

                             COOPER TIRE & RUBBER COMPANY

                            NOTES TO FINANCIAL STATEMENTS

    1. The financial statements at March 31, 1994 and for the three-month periods ended March 31, 1994 and 1993 are unaudited and include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The condensed unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and, therefore, do not contain all information and footnotes normally contained in annual financial statements; accordingly, they should be read in conjunction with the Financial Statements and notes thereto appearing in the Annual Report on Form 10-K of the Company for the year ended December 31, 1993.

    2. Certain amounts for 1993 have been reclassified to conform with 1994 presentations.

    3. The results of operations for the three-month period ended March 31, 1994 are not necessarily indicative of those to be expected for the full year.





                          REVIEW BY INDEPENDENT AUDITORS

    The condensed financial statements included in this filing on Form 10-Q have been reviewed by the Company's independent auditors, Ernst & Young, and their report thereon is attached hereto as Part I - Exhibit 1. All adjustments or additional disclosures proposed by the Company's independent auditors have been reflected in the data presented.

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


    Net sales for the first quarter of 1994 increased 17.5% when compared to the first quarter of 1993. Sales of both tires and engineered rubber products were higher than for the three month period one year ago. Other income was lower than for the corresponding 1993 period due to decreased investments of cash reserves.

    Cost of products sold, as a percent of net sales, was higher in the first quarter of 1994 as compared to the first quarter of 1993 due primarily to intense pricing pressure in the replacement tire industry and less favorable operating levels. Selling, general and administrative expenses increased 12.3% compared to the 1993 quarter due to inflation and increased expenditures for advertising. Interest and debt expense was higher than for the first quarter of 1993, reflecting lower amounts of capitalized interest.

    Income before income taxes increased 6.3% from the quarter one year ago. The impact of the increase in sales was partially offset by intense pricing competition in the replacement tire industry.

    The financial position of the Company at March 31, 1994 is excellent. Working capital of $225.2 million is up $20.3 million since year end and up $34.6 million from March 31, 1993. The current ratio of 2.6 is unchanged from December 31, 1993 and compares favorably with a current ratio of 2.3 at March 31, 1993.

    Accounts receivable are up $43.0 million from year-end and up $40.5 million from the balance one year ago reflecting higher sales levels. Inventories are down $2.5 million from year-end and are down $6.7 million from one year ago primarily reflecting decreases in finished goods inventories.

    PART II.  OTHER INFORMATION



    Item 6(a).  Exhibits.

         (15)  Letter regarding unaudited interim financial information.

    Item 6(b).  Reports on Form 8-K.

         No Form 8-K has been filed.

                                  INDEX TO EXHIBITS
                                     DESCRIPTION

    Part I. Exhibit 1.

           Independent Accountants' Review Report.


    Part II. Item 6(a).

      (15) Letter from Ernst & Young, independent accountants, dated April 27, 1994 regarding unaudited interim financial information.

                                     SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 COOPER TIRE & RUBBER COMPANY




                                                 /S/ J. Alec Reinhardt
                                                 ---------------------
                                                 J. Alec Reinhardt
                                                 Executive Vice President
                                                 and Chief Financial Officer
                                                 (Principal Financial Officer)





                                                 /S/ J. A. Faisant
                                                 -----------------
                                                 J. A. Faisant
                                                 Vice President and
                                                 Corporate Controller
                                                 (Principal Accounting Officer)



          April 27, 1994
          --------------
             (Date)

                                                    Part I
                                                    Exhibit 1




                      INDEPENDENT ACCOUNTANTS' REVIEW REPORT



    The Board of Directors
    Cooper Tire & Rubber Company

    We have reviewed the accompanying balance sheet of Cooper Tire & Rubber Company as of March 31, 1994, and the related statements of income and cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

    We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

    We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Cooper Tire & Rubber Company as of December 31, 1993, and the related statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 14, 1994, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1993, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                              /S/ Ernst & Young
                                              -----------------
                                              ERNST & YOUNG


    Toledo, Ohio
    April 13, 1994

                                                                Part II
                                                                Exhibit (15)

    April 27, 1994



    Securities and Exchange Commission
    Washington, D.C.  20549

    We are aware of the incorporation by reference in the registration statements (Form S-3 No. 33-44159 and Form S-8 Nos. 2-58577, 2-77400,
    33-5483, 33-35071, 33-47979, 33-47980, 33-47981, 33-47982, 33-52499 and
    33-52505) of Cooper Tire & Rubber Company for the registration of its common stock of our report dated April 13, 1994, relating to the unaudited interim financial statements of Cooper Tire & Rubber Company which are included in its Form 10-Q for the quarter ended March 31, 1994.

    Pursuant to Rule 436(c) of the Securities Act of 1933 our report is not a part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.

                                              Very truly yours,



                                              /S/ Ernst & Young
                                              -----------------
                                              ERNST & YOUNG
                                              Toledo, Ohio