Form 10-K/A
period 1993-12-31
COOPER TIRE & RUBBER CO
filed 1994-06-24
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                           FORM 10-K/A No. 1
(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1993
                                   or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________to________

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

                  DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

             Proxy statement dated March 22, 1994 - Part III

            EXHIBIT INDEX appears on the following two pages

           INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
(As amended June 24, 1994 to file financial statements and supplemental schedules for the employee benefit plans identified below as exhibits (99))

                                                                   Page(s)
FINANCIAL STATEMENTS:                                             Reference
                                                                  ---------
   Consolidated Statements of Income for the years
    ended December 31, 1993, 1992 and 1991
   Consolidated Balance Sheets at December 31, 1993 and 1992
   Consolidated Statements of Stockholders' Equity for the
    years ended December 31, 1993, 1992 and 1991
   Consolidated Statements of Cash Flows for the years
    ended December 31, 1993, 1992 and 1991
   Notes to Consolidated Financial Statements
   Report of Independent Auditors

SUPPLEMENTARY INFORMATION:

   Quarterly Financial Data (Unaudited)

FINANCIAL STATEMENTS SCHEDULES:

   I     Marketable Securities
   V     Property, plant and equipment
   VI    Accumulated depreciation and amortization of
          property, plant and equipment
   VIII  Valuation and qualifying accounts
   IX    Short-term borrowings
   X     Supplementary Income Statement Information

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


(continued)

       e)  1991 Stock Option Plan for Non-Employee Directors -
           Form S-8 Registration Statement No. 33-47980 and
           Appendix to the Company's Proxy Statement dated
           March 26, 1991


(11) Statement regarding computation of earnings per share is presented on page 28 of this Annual Report on Form 10-K

(23)  Consent of Ernst & Young

(24)  Powers of Attorney

(99) Operations Review and Product Overview as published in the Company's Annual Report to Stockholders for its fiscal year ended December 31, 1993

      Undertakings of the Company

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Thrift and Profit Sharing Plan for the
      fiscal year ended December 31, 1993                          1-14

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Texarkana Pre-Tax Savings Plan for the
      fiscal year ended December 31, 1993                         15-25

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Pre-Tax Savings Plan at the Auburn Plant
      for the fiscal year ended December 31, 1993                 26-35

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Pre-Tax Savings Plan at the Findlay Plant
      for the fiscal year ended December 31, 1993                 36-46

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Pre-Tax Savings Plan at the El Dorado Plant
      for the fiscal year ended December 31, 1993                 47-57

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Pre-Tax Savings Plan (Bowling Green - Hose)
      for the fiscal year ended December 31, 1993                 58-67

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Pre-Tax Savings Plan (Bowling Green - Sealing)
      for the fiscal year ended December 31, 1993                 68-77


All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements or the notes thereto.

                               SIGNATURES

   Registrant has duly caused this Form 10-K/A No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.


COOPER TIRE & RUBBER COMPANY

IVAN W. GORR, Chairman of the Board, Chief Executive Officer and
              Director (Principal Executive Officer)

PATRICK W. ROONEY, President, Chief Operating Officer and Director
                   (Principal Operating Officer)

J. ALEC REINHARDT, Executive Vice President and Director
                   (Principal Financial Officer)

JOHN FAHL, Vice President and Director

JULIEN A. FAISANT, Vice President and Corporate Controller
                   (Principal Accounting Officer)

DELMONT A. DAVIS, Director

DENNIS J. GORMLEY, Director

JOSEPH M. MAGLIOCHETTI, Director

WILLIAM D. MAROHN, Director

ALLAN H. MELTZER, Director

LEON F. WINBIGLER, Director






                                        By /s/ Stan C. Kaiman
                                        --------------------------------
                                        STAN C. KAIMAN, Attorney-in-fact


Date:  June 24, 1994
       --------------

                                                            EXHIBIT (23)

                      CONSENT OF INDEPENDENT AUDITORS

   We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 2-58577, 33-35071, 33-47979, 33-47981, 33-47982,
33-52499 and 33-52505) of Cooper Tire & Rubber Company pertaining to the Company's Thrift and Profit Sharing Plan, the Texarkana Pre-Tax Savings Plan, the Pre-Tax Savings Plan at the Auburn Plant, the Pre-Tax Savings Plan at the Findlay Plant, the Pre-Tax Savings Plan at the El Dorado Plant, the Pre-Tax Savings Plan (Bowling Green - Hose) and the Pre-Tax Savings Plan (Bowling Green - Sealing), respectively, of our report dated May 20, 1994 with respect to the financial statements and schedules of the Cooper Tire & Rubber Company Thrift and Profit Sharing Plan, and our reports dated May 10, 1994 with respect to the financial statements and schedules of the Cooper Tire & Rubber Company Texarkana Pre-Tax Savings Plan, the Cooper Tire & Rubber Company Pre-Tax Savings Plan at the Auburn Plant, the Cooper Tire & Rubber Company Pre-Tax Savings Plan at the Findlay Plant, the Cooper Tire & Rubber Company Pre-Tax Savings Plan at the El Dorado Plant, the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green - Hose), and the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green - Sealing) included in Amendment No. 1 to the Annual Report (Form 10-K) of Cooper Tire & Rubber Company for the year ended December 31, 1993.


                                                      /s/ Ernst & Young
                                                      -----------------
                                                      ERNST & YOUNG

Toledo, Ohio
June 24, 1994

                                                            EXHIBIT (99)

                      Cooper Tire & Rubber Company
                     Thrift and Profit Sharing Plan

                   Financial Statements and Schedules


                 Years ended December 31, 1993 and 1992




                                Contents

Report of Independent Auditors                                        1

Audited Financial Statements

Statements of Assets Available for Plan Benefits                      2
Statements of Changes in Assets Available for Plan Benefits           3
Notes to Financial Statements                                         4


Schedules

Item 27a - Schedule of Assets Held for Investment Purposes           10
Item 27d - Schedule of Reportable Transactions                       12

A schedule of party-in-interest
 transactions has not been presented
 because there were no party-in-interest
 transactions which are prohibited by
 ERISA Section 406 and for which there is no statutory or administrative exemption.

                     Report of Independent Auditors

Thrift and Profit Sharing Plan Committee
Cooper Tire & Rubber Company
 Thrift and Profit Sharing Plan

We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Thrift and Profit Sharing Plan as of December 31, 1993 and 1992, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Thrift and Profit Sharing Plan at December 31, 1993 and 1992, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in the year ended December 31, 1993 the Plan changed its method of accounting for amounts payable to participants who have withdrawn from the Plan.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1993 and reportable transactions for the year then ended are presented for the purpose of additional anaylsis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The schedules have been subjected to the auditing procedures applied in our audit of the 1993 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1993 basic financial statements taken as a whole.


May 20, 1994











                      Cooper Tire & Rubber Company
                     Thrift and Profit Sharing Plan

            Statements of Assets Available for Plan Benefits

                                                December 31
                                           1993              1992
                                       ------------      ------------
Assets
Investments (Note 4):
 Cooper Tire & Rubber Company
   common stock                        $245,387,475      $356,706,580
 Cash with interest                      66,322,977        61,488,190
 Mutual funds                             6,068,930         2,641,233
 Short-term investments                   1,694,818         1,575,397
                                        -----------       -----------
                                        319,474,200       422,411,400

Contributions receivable:
 Employer                                 3,231,792         2,657,328
 Participants                               874,208           750,588
                                        -----------       -----------
                                          4,106,000         3,407,916
                                        -----------       -----------
Assets available for plan benefits     $323,580,200      $425,819,316
                                        ===========       ===========

See accompanying notes.





























                      Cooper Tire & Rubber Company
                     Thrift and Profit Sharing Plan

      Statements of Changes in Assets Available for Plan Benefits

                                             Year ended December 31
                                             1993              1992
                                             ----------------------
Unrealized appreciation/(depreciation)
 of investments (Note 4)              $(116,985,199)     $ 71,151,012
Net realized gain (Note 4)               10,173,141        11,074,341
Investment income:
 Interest                                 4,520,526         4,955,569
 Dividends                                2,327,776         1,949,687
                                        -----------       -----------
                                          6,848,302         6,905,256
Contributions:
 Participants                             9,439,517         8,246,467
 Employer (gross amount before
   reduction for forfeitures)             6,370,650         5,648,940
 Less for feitures arising from
  withdrawals                              (145,152)         (141,612)
                                        -----------       -----------
 Net employer contributions               6,225,498         5,507,328
                                        -----------       -----------
                                        (84,298,741)      102,884,404

Participants' withdrawals               (17,940,375)      (19,470,695)
                                        -----------       -----------
Increase/(decrease) in assets
 available for plan benefits
 during the year                       (102,239,116)       83,413,709
Assets available for plan benefits
 at beginning of year                   425,819,316       342,405,607
                                        -----------       -----------
Assets available for plan benefits
 at end of year                        $323,580,200      $425,819,316
                                        ===========       ===========


See accompanying notes.
















                      Cooper Tire & Rubber Company
                     Thrift and Profit Sharing Plan

                     Notes to Financial Statements

                       December 31, 1993 and 1992

1. Significant Accounting Policies

Investments

Investments in common stock of Cooper Tire & Rubber Company (Company) and in mutual funds are stated at quoted market value as determined on the last business day of the Plan year. Short-term investments are stated at cost and cash with interest investments are valued at cost plus accrued interest, both of which approximate fair value.

Contributions

Contributions are recorded when the Company makes payroll deductions from Plan participants, and are invested in any of four investment options at the participants' election.

Contributions from the Company are accrued in the period in which they become obligations of the Company and may be in the form of cash, treasury stock or authorized but unissued common stock of the Company. Company contributions are invested in common stock of the Company until the contributions become vested after which they are invested as directed by the participant.

Net Realized Gains on Sales of Investments

Net realized gains on sales of investments are based on the historical cost of investments for financial reporting purposes and on the fair value of investments as of the beginning of the year, or fair value at the date of acquisition if acquired during the year, for the Annual Return/Report Form 5500.

Benefits Payable

In the year ended December 31, 1993, the Plan changed its method of accounting for amounts payable to participants who have withdrawn, either partially or totally, from the Plan to the cash basis to comply with the Audit and Accounting Guide issued by the American Institute of Certified Public Accountants for employee benefit plans. In prior years, the Plan had recognized a liability for these amounts. Such amounts are disclosed in Note 5. The 1992 statement of net assets available for plan benefits has been restated to reflect such change.
As a result of the restatement, December 31, 1992 net assets available for plan benefits increased $1,226,302 from amounts previously reported.

(Continued)










2. Summary of Plan

The Cooper Tire & Rubber Company Thrift and Profit Sharing Plan (Plan) is a defined contribution plan administered by a Thrift Plan Committee appointed by the Company. Participation in the Plan is voluntary and any salaried employee of the Company is eligible to participate in the Plan if he or she has completed one year of continuous credited service. At December 31, 1993, 2,740 participants had designated investment of their contributions in one or more investment options of the Plan, which are as follows:

  1)  Cooper Tire & Rubber Company common stock.
  2) Mutual funds managed by the American Funds Group, a subsidiary of Capital Group Incorporated:
      a) The Investment Company of America Fund - managed to maximize long-term growth of capital and income, placing greater emphasis on future dividends than on current income.
      b) The Washington Mutual Investors Fund - managed to provide current income and opportunity for capital growth through the selection of common stocks.
  3) Cash with interest - contributions are maintained in deposit accounts with insurance companies.

The Plan provides the following:

  - Basic contributions may be made in one percent multiples of participant's compensation up to six percent.

  - Pre-tax dollar qualifier (PDQ) contributions may be made in one percent multiples of participant's compensation up to fifteen percent.

  - Supplemental contributions may be made in one percent multiples of participant's compensation up to ten percent.

  - In no event shall the aggregate of a participant's contributions exceed sixteen percent of participant's compensation.

  - The Company will contribute to the Plan each year from current or accumulated earnings an amount equal to the lesser of:

     (a) the aggregate of all basic and PDQ contributions which represent up to six percent of each participant's compensation, less any forfeitures, or
     (b) an amount equal to fifteen percent of the Company's current year pre-tax earnings, exclusive of any deductions for contributions to the Plan, in excess of ten percent of the stockholders' equity of the Company at the beginning of the year.

(Continued)










The Company's Board of Directors, at its discretion, may waive the limitation in (b) and contribute from current or accumulated earnings an amount not to exceed the limitation in (a).

The Company's contributions are allocated to each participant's account in proportion to his or her basic contributions and PDQ contributions up to an aggregate of six percent of the participant's compensation for each year. The Company contribution to a participant's account becomes vested after five years of continuous credited service; thereafter, Company contributions become vested when made. In addition, participants will have a fully vested right to the Company's contributions upon termination from the Plan due to retirement, total and permanent disability, or death and shall be eligible to receive the Company's contribution for that year as if he or she had not terminated participation. Earnings attributed to Company contributions allocated to a participant's account and those attributed to a participant's contributions are vested immediately.

The Plan provides for total or partial withdrawal of a participant's account. Except for the unvested portion of Company contributions, a participant may withdraw the total of his or her basic contributions and Company contributions at any time. At the time of a total withdrawal of basic contributions and Company contributions, or at the time of a partial withdrawal of basic contributions made in years in which the Company contribution is not vested, a total withdrawal of any supplemental contributions and earnings thereon in the participant's account must also be made. No amounts may be withdrawn by a participant from PDQ contributions prior to termination of employment or plan termination unless the participant has either attained age 59 1/2, becomes totally and permanently disabled, or is able to demonstrate financial hardship. Partial withdrawals may be made twice in any calendar year. However, all withdrawals relating to PDQ contributions are subject to Internal Revenue Service (IRS) regulations.

Investment options for future contributions may be changed every 180 days. Reallocation of balances among the investment options may be made every 90 days. However, the Plan only allows participants to divest holdings of the Company's common stock after a six-month period following the most recent acquisition and to reinvest in the Company's common stock after a six-month period following the most recent divestiture. Directions given by participants to the Plan trustee concerning the voting of common stock are confidential.

The Company has reserved the right to amend, modify, suspend or terminate the Plan at any time by action of its Board of Directors. Upon termination of the Plan, or upon the complete discontinuance of Company contributions under the Plan, the rights of each participant to the assets then held for his or her account under the Plan shall be nonforfeitable.

(Continued)









3. Income Taxes

The IRS issued a determination letter dated April 22, 1986 advising that the Plan, as amended, meets the requirements of Section 401(a) of the Internal Revenue Code and, therefore, the Trust created pursuant to the Plan qualifies as a tax-exempt Trust under Section 501(a). Subject to the conditions and limitations of Sections 404 and 415 of the Internal Revenue Code, Company contributions under the Plan are deductible for tax purposes.

No determination letter has been requested for amendments subsequent to April 22, 1986. However, it is the intention of the Company to operate this Plan in accordance with IRS guidelines.

4. Investments

The Plan's investments are held by National City Bank as trustee under an agreement which directs the trustee to invest participant contributions based on their investment elections. Information with respect to the Plan's investments is presented in the statement of assets available for plan benefits. Contributions and income not yet invested in the options selected by the participant due to the "transaction period" as defined by the Plan, are invested in short-term investments.

The unrealized appreciation (depreciation) of the Plan's investments and net realized gain (based on the cost of the specific Company stock certificates and mutual fund interests) consisted of the following:
                                        Year ended   December 31
                                           1993          1992
                                        ------------------------
       Unrealized
        appreciation/depreciation:
       Cooper Tire & Rubber
        Company common stock         $(117,213,355)  $71,115,077
       Mutual funds                        228,156        35,935
                                       -----------    ----------
                                     $(116,985,199)  $71,151,012
                                       ===========    ==========

       Net realized gain:
        Cooper Tire & Rubber
         Company common stock          $10,169,517   $11,073,293
        Mutual funds                         3,624         1,048
                                        ----------    ----------
                                       $10,173,141   $11,074,341
                                        ==========    ==========

Changes in amounts allocated to each of the Plan's investment options are summarized as follows:








                                              Mutual Funds
                                         ---------------------
                 Common                     The     Washington
                 Stock         Cash      Investment   Mutual
                 of the        with      Company of  Investors
                 Company     Interest      America    Fund        Total
                -----------------------------------------------------------
Balance at
 12/31/91     $277,266,226  $63,181,601  $1,385,153  $572,627  $342,405,607
Unrealized
 appreciation
 of investments 71,115,077                   15,903    20,032    71,151,012
Realized gain   11,073,293                              1,048    11,074,341
Investment income:
 Interest           39,343    4,915,432         443       351     4,955,569
 Dividends       1,795,501                  104,294    49,892     1,949,687
               -----------   ----------   ---------   -------   -----------
                 1,834,844    4,915,432     104,737    50,243     6,905,256
Contributions:
 Participants    5,097,077    3,016,777      72,161    60,452     8,246,467
 Employer
  (gross amount
  before
  reduction for
  forfeitures)   5,648,940                                        5,648,940
 Less forfeitures
  arising from
  withdrawals     (141,612)                                        (141,612)
               -----------   ----------   ---------   -------   -----------
 Net employer
  contributions  5,507,328                                        5,507,328
               -----------   ----------   ---------   -------   -----------
                94,627,619    7,932,209     192,801   131,775   102,884,404
Participants'
  withdrawals  (10,870,647)  (8,012,194)   (355,529) (232,325)  (19,470,695)
Transfers between
 options          (196,451)  (1,619,481)    938,080   877,852             -
               -----------   ----------   ---------   -------   -----------
Balance at
 12/31/92      360,826,747   61,482,135   2,160,505 1,349,929   425,819,316
Unrealized
 appreciation/
 (depreciation) of
 investments  (117,213,355)                 116,576   111,580  (116,985,199)
Realized gain   10,169,517                    3,404       220    10,173,141
Investment income:
 Interest           29,462    4,490,206         482       376     4,520,526
 Dividends       2,000,788                  207,327   119,661     2,327,776
               -----------   ----------   ---------   -------   -----------
                 2,030,250    4,490,206     207,809   120,037     6,848,302
Contributions:
 Participants    6,736,664    2,534,214      90,216    78,423     9,439,517
 Employer
  (gross amount
  before
  reduction for
  forfeitures)   6,370,650                                        6,370,650



(Continued)
                                                                      8

 Less forfeitures
  arising from
  withdrawals     (145,152)                                        (145,152)
               -----------  -----------  ---------  ---------   -----------

 Net employer
  contributions  6,225,498                                        6,225,498
               -----------  -----------  ---------  ---------   -----------
               (92,051,426)   7,024,420    418,005    310,260   (84,298,741)
Participants'
 withdrawals   (10,610,174)  (7,303,205)    (6,800)   (20,196)  (17,940,375)
Transfers between
 options        (7,670,842)   5,312,793  1,387,527    970,522             -
               -----------  -----------  ---------  ---------   -----------
Balance at
 12/31/93     $250,494,305  $66,516,143 $3,959,237 $2,610,515  $323,580,200
               ===========   ==========  =========  =========   ===========

5. Benefits Payable

The value of accounts of participants who have withdrawn from the Plan are $11,129,606 and $1,226,302 at December 31, 1993 and 1992,
respectively. Such amounts are included in assets available for plan benefits for the respective years.





































                               Schedules

                      Cooper Tire & Rubber Company
                     Thrift and Profit Sharing Plan

       Item 27a - Schedule of Assets Held for Investment Purposes

                           December 31, 1993
                                    Shares,    Cost (Plus
                                   Units or     Accrued        Fair
Description                       Face Amount   Interest       Value
- - -----------------------------------------------------------------------
Cooper Tire & Rubber Company -
 common stock                      9,815,499  $50,273,121  $245,387,475

Cash with interest:
 Provident Life and Accident
  Insurance Company - 5.55%
  annuity contract; 50% of
  balance matures January 31,
  1995 and remainder matures
  January 30, 1998                10,294,715   10,294,715    10,294,715
 John Hancock Mutual Life
  Insurance Company - 8.27%
  annuity contract; matures
  January 31, 1997                 8,730,911    8,730,911     8,730,911
 Provident Life Insurance
  Company - 5.48% annuity
  contract; matures July 31,
  1996                             8,106,780    8,106,780     8,106,780
 Continental Assurance Company -
  8.37% annuity contract; matures
  January 31, 1994                 7,130,891    7,130,891     7,130,891
 New York Life Insurance
  Company - 8.70% annuity
  contract; matures July 31, 1994  7,116,101    7,116,101     7,116,101
 Sun Life Insurance Company of
  Canada (U.S.) - 8.07% annuity
  contract; matures January 31,
  1996                             6,058,384    6,058,384     6,058,384
 Principal Mutual Life
  Insurance Company - 4.73%
  annuity contract; 50% of
  balance matures January 31,
  1995 and remainder matures
  July 31, 1997                    5,438,301    5,438,301     5,438,301
 Connecticut General Life
  Insurance Company - 7.03%
  variable annuity contract;
  matures July 31, 1995            5,144,440    5,144,440     5,144,440
 Confederation Life Insurance
  Company - 6.06% annuity
  contract; matures July 31,
  1997                             5,128,040    5,128,040     5,128,040




(Continued)


 Confederation Life Insurance
  Company - 6.19% annuity
  contract; matures January 31,
  1998                             3,174,414    3,174,414     3,174,414
                                               ----------   -----------
Total cash with interest                       66,322,977    66,322,977

Mutual funds:
 The Investment Company of
  America                            186,571    3,274,600     3,492,601
 Washington Mutual Investors Fund    140,727    2,417,021     2,576,329
                                               ----------   -----------
Total mutual funds                              5,691,621     6,068,930

+ National City Bank - NCC
   Government Portfolio Fund       1,694,818    1,694,818     1,694,818
                                               ----------   -----------
Total assets held for investment
 purposes                                    $123,982,537  $319,474,200
                                              ===========   ===========

+  Party-in-interest






































                      Cooper Tire & Rubber Company
                     Thrift and Profit Sharing Plan

             Item 27d - Schedule of Reportable Transactions

                      Year ended December 31, 1993
                                                   Sales
                                   ------------------------------------
                                                   Cost
                                                  (Plus
                          Cost of                 Accrued      Gain/
Description of Assets    Purchases   Proceeds    Interest)    (Loss)
- - -----------------------------------------------------------------------
National City Bank -
 NCC Government
 Portfolio Fund        $57,399,315  $57,279,894  $57,279,894  $         -

Cooper Tire & Rubber
 Company common stock    9,958,825   11,872,344    1,702,827   10,169,517

Note:  The purchase and selling price for
       each reportable transaction represents
       its fair value at the time of acquisition or disposition.

































                                                            EXHIBIT (99)

                      Cooper Tire & Rubber Company

                     Texarkana Pre-Tax Savings Plan



                   Financial Statements and Schedules


                 Years ended December 31, 1993 and 1992


                                Contents


Report of Independent Auditors                                       1

Audited Financial Statements

Statements of Assets Available for Plan Benefits                     2
Statements of Changes in Assets Available for Plan Benefits          3
Notes to Financial Statements                                        4


Schedules

Item 27a - Schedule of Assets Held for Investment Purposes           8
Item 27d - Schedule of Reportable Transactions                       9


A schedule of party-in-interest transactions has not been presented because there were no party-in-interest transactions which are prohibited by ERISA Section 406 and for which there is no statutory or administrative exemption.

                     Report of Independent Auditors



Pre-Tax Savings Plan Committee
Cooper Tire & Rubber Company
 Texarkana Pre-Tax Savings Plan

We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Texarkana Pre-Tax Savings Plan as of December 31, 1993 and 1992, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Texarkana Pre-Tax Savings Plan at December 31, 1993 and 1992, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1993 and reportable transactions for the year then ended are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in our audit of the 1993 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1993 basic financial statements taken as a whole.








May 10, 1994
                                                                       1

                      Cooper Tire & Rubber Company
                     Texarkana Pre-Tax Savings Plan

            Statements of Assets Available for Plan Benefits

                                                  December 31
                                            1993              1992
                                        -----------------------------
Assets
Investments (Note 4):
 Cooper Tire & Rubber Company
  common stock                           $3,984,525        $3,322,956
 Cash with interest                         548,483           400,590
 Short-term investments                     216,041           510,533
 Mutual funds                                31,998            15,757
                                          ---------         ---------

Assets available for plan benefits       $4,781,047        $4,249,836
                                          =========         =========

See accompanying notes.





































                      Cooper Tire & Rubber Company
                     Texarkana Pre-Tax Savings Plan

      Statements of Changes in Assets Available for Plan Benefits

                                            Year ended December 31
                                            1993              1992
                                            ----------------------
Participants' contributions              $1,880,298        $1,643,383
Unrealized appreciation/(depreciation)
 of investments (Note 4)                 (1,129,497)          784,583
Investment income:
 Interest                                    40,993            35,772
 Dividends                                   28,156            13,327
                                          ---------         ---------
Total additions                             819,950         2,477,065

Participants' withdrawals                  (288,739)          (32,405)
                                          ---------         ---------
Increase in assets available for
 plan benefits during the year              531,211         2,444,660
Assets available for plan benefits
 at beginning of year                     4,249,836         1,805,176
                                          ---------         ---------

Assets available for plan benefits
 at end of year                          $4,781,047        $4,249,836
                                          =========         =========


See accompanying notes.


























                      Cooper Tire & Rubber Company

                     Texarkana Pre-Tax Savings Plan



                     Notes to Financial Statements


                       December 31, 1993 and 1992

1. Significant Accounting Policies

Investments

Investments in common stock of Cooper Tire & Rubber Company (Company) and in mutual funds are stated at quoted market value as determined on the last business day of the Plan year. Short-term investments are stated at cost and cash with interest investments are valued at cost plus accrued interest, both of which approximate fair value.

Contributions

Contributions are recorded when the Company makes payroll deductions from Plan participants, and are invested in any of four investment options at the participant's election.

2. Summary of Plan

The Cooper Tire & Rubber Company Texarkana Pre-Tax Savings Plan (Plan) established on June 4, 1990, is a defined contribution plan administered by a Plan Committee appointed by the Company. Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #752, United Rubber, Cork, Linoleum and Plastic Workers of America (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1993, 701 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:
  1) Cooper Tire & Rubber Company common stock.
  2) Mutual funds managed by the American Funds Group, a subsidiary of Capital Group Incorporated:
     a) The Investment Company of America Fund - managed to maximize long-term growth of capital and income, placing greater emphasis on future dividends than on current income.
     b) The Washington Mutual Investors Fund - managed to provide current income and opportunity for capital growth through the selection of common stocks.
  3) Cash with interest - contributions are maintained in deposit accounts with insurance companies.



(Continued)                                                           4

The Plan provides that Pre-Tax Savings Plan (PSP) contributions may be made in one percent multiples of participant's compensation up to fifteen percent, subject to Internal Revenue Service (IRS) limits on annual contributions to the Plan. The amount of contribution may be changed only twice during each year; January 1 and/or July 1.

Investment options for future contributions may be changed every 180 days. Reallocation of balances may be made among the options every 90 days. However, the Plan only allows participants to divest holdings of the Company's common stock after a six-month period following the most recent acquisition and to reinvest in the Company's common stock after a six-month period following the most recent divestiture. Directions given by participants to the Plan trustee concerning the voting of common stock are confidential.

No amounts may be withdrawn by a participant from PSP contributions prior to termination of employment unless the participant has either attained age 59 1/2, becomes totally and permanently disabled, or is able to demonstrate financial hardship. Hardship withdrawals by participants not yet attaining 59 1/2 years of age are limited to PSP contributions and are subject to IRS regulations. Participants are fully vested in their contributions and earnings thereon.

The Plan shall continue until March 5, 1996. Thereafter it shall renew itself for yearly periods unless written notice is given by the Company or the Union that it is desired to terminate or amend the Plan. The Company has reserved the right to amend the Plan at any time if such amendment is necessary to enable the Plan to meet the requirements of the Internal Revenue Code or the requirements of any governmental authority. If the Plan terminates, and a successor plan is not adopted, all assets will be distributed to participants in a lump sum.

3. Income Taxes

The IRS issued a determination letter dated June 7, 1991 advising that the Plan meets the requirements of Section 401(a) of the Internal
Revenue Code and, therefore, the Trust created pursuant to the Plan qualifies as a tax-exempt Trust under Section 501(a).



(Continued)




4. Investments

The Plan's investments are held by National City Bank as trustee under an agreement which directs the trustee to invest participant contributions based on their investment elections. Information with respect to the Plan's investments is presented in the statement of assets available for plan benefits. PSP contributions and income not yet invested in the options selected by the participant due to the "transaction period" as defined by the Plan, are invested in cash with interest investments.

The unrealized appreciation/(depreciation) of the Plan's investments consisted of the following:
                                             Year ended December 31
                                             1993              1992
                                             -----------------------
Cooper Tire & Rubber Company common stock   $(1,130,910)    $784,209
Mutual funds                                      1,413          374
                                              ---------      -------
                                            $(1,129,497)    $784,583
                                             ==========      =======

Changes in amounts allocated to each of the Plan's investment options are summarized below:
                                                Mutual Funds
                                          -----------------------
                        Common              Washington   The
                        Stock       Cash     Mutual    Investment
                        of the      with    Investors  Company of
                        Company   Interest    Fund      America   Total
                        -------   --------    ----      -------   -----
Balance at 12/31/91   $1,469,158  $334,693  $   635  $  690  $1,805,176
Additions:
  Participants'
   contributions       1,319,255   306,794   10,221   7,113   1,643,383
  Unrealized
   appreciation          784,209                280      94     784,583
  Interest and
   dividend income        18,914    29,856      137     192      49,099
                       ---------   -------   ------   -----   ---------
Total additions        2,122,378   336,650   10,638   7,399   2,477,065
Participants'
 withdrawals             (25,303)   (7,102)                     (32,405)
Transfers between
 options                 208,273  (210,600)   2,486    (159)          -
                       ---------   -------   ------   -----   ---------
Balance at 12/31/92    3,774,506   453,641   13,759   7,930   4,249,836



(Continued)                                                           6

Additions:
  Participants'
   contributions       1,633,981   223,016   14,382   8,919   1,880,298
  Unrealized
   appreciation/
   (depreciation)     (1,130,910)               922     491  (1,129,497)
  Interest and
   dividend income        30,577    36,712    1,363     497      69,149
                       ---------   -------   ------   -----   ---------
Total additions          533,648   259,728   16,667   9,907     819,950
Participants'
 withdrawals            (237,418)  (50,998)    (323)           (288,739)
Transfers between
  options                 93,869   (81,940)  (2,321) (9,608)          -
                       ---------   -------   ------   -----   ---------
Balance at 12/31/93   $4,164,605  $580,431  $27,782  $8,229  $4,781,047
                       =========   =======   ======   =====   =========












































                               Schedules

                      Cooper Tire & Rubber Company
                     Texarkana Pre-Tax Savings Plan

       Item 27a - Schedule of Assets Held for Investment Purposes

                           December 31, 1993

                                       Shares,    Cost (Plus
                                      Units, or    Accrued      Fair
Description                          Face Amount   Interest)    Value
- - -----------------------------------------------------------------------
Cooper Tire & Rubber Company
 common stock                          159,381   $3,641,757  $3,984,525

Cash with interest:
 New York Life Insurance Company -
  8.70% annuity contract; matures
  July 31, 1994                        231,742      231,742     231,742
 Provident Life and Accident
  Insurance Company - 5.55% annuity
  contract; 50% of balance matures
  January 31, 1995 and remainder
  matures January 30, 1998             174,196      174,196     174,196
 John Hancock Mutual Life Insurance
  Company - 8.27% annuity contract;
  matures January 31, 1997             116,203      116,203     116,203
 Principal Mutual Life Insurance
  Company - 4.73% annuity contract;
  50% of balance matures January 31,
  1995 and remainder matures July 31,
  1997                                  26,342       26,342      26,342
                                                  ---------   ---------
Total cash with interest                            548,483     548,483

+ National City Bank - NCC Government
   Portfolio Fund                      216,041      216,041     216,041

Mutual Funds:
 The Washington Mutual Investors Fund    1,360       23,696      24,918
 The Investment Company of America         378        6,848       7,080
                                                  ---------   ---------
Total mutual funds                                   30,544      31,998
                                                  ---------   ---------
Total assets held for investment
 purposes                                        $4,436,825  $4,781,047
                                                  =========   =========

+ Party-in-interest











                      Cooper Tire & Rubber Company
                     Texarkana Pre-Tax Savings Plan

             Item 27d - Schedule of Reportable Transactions
                      Year ended December 31, 1993



                                                    Sales
                                    ---------------------------------
                                                Cost (Plus
                          Cost of                Accrued        Gain/
Description of Assets    Purchases   Proceeds    Interest)     (Loss)
- - ---------------------------------------------------------------------
National City Bank -
 NCC Government
 Portfolio Fund          $4,277,950  $4,572,442  $4,572,442   $   -

Cooper Tire & Rubber
 Company common stock     1,792,478


Note: The purchase and selling price for each reportable transaction represents its fair value at the time of acquisition or disposition.

                                                            EXHIBIT (99)


                      Cooper Tire & Rubber Company
                Pre-Tax Savings Plan at the Auburn Plant

                   Financial Statements and Schedules


                   Year ended December 31, 1993 and
                     Period ended December 31, 1992




                                Contents

Report of Independent Auditors                                         1

Statements of Assets Available for Plan Benefits                       2
Statements of Changes in Assets Available for Plan Benefits            3
Notes to Financial Statements                                          4


Schedules

Item 27a - Schedule of Assets Held for Investment Purposes             7
Item 27d - Schedule of Reportable Transactions                         8


A schedule of party-in-interest transactions has not been presented because there were no party-in-interest transactions which are prohibited by ERISA Section 406 and for which there is no statutory or administrative exemption.

                     Report of Independent Auditors

Pre-Tax Savings Plan Committee
Cooper Tire & Rubber Company
 Pre-Tax Savings Plan at the Auburn Plant

We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan at the Auburn Plant as of December 31, 1993 and 1992, and the related statements of changes in assets available for plan benefits for the year ended December 31, 1993 and the seven-month period (since inception) ended December 31, 1992. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan at the Auburn Plant at December 31, 1993 and 1992, and the changes in its assets available for plan benefits for the year ended December 31, 1993 and the seven-month period ended December 31, 1992, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1993 and reportable transactions for the year then ended are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in our audit of the 1993 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1993 basic financial statements taken as a whole.



May 10, 1994














                      Cooper Tire & Rubber Company
                Pre-Tax Savings Plan at the Auburn Plant

            Statements of Assets Available for Plan Benefits

                                                   December 31
                                             1993              1992
                                           --------           -------
Assets
Investments (Note 4):
 Cooper Tire & Rubber Company
   common stock                            $129,100           $28,356
 Cash with interest:
   Provident Life and Accident Insurance
     Company 5.55% annuity contract          36,179             8,187
   Principal Mutual Life Insurance Company
     4.73% annuity contract                  14,366                 -
                                            -------            ------
                                             50,545             8,187

 Mutual funds:
   The Investment Company of America         17,416             3,561
   Other                                     11,208             2,515
                                            -------             -----
                                             28,624             6,076

Short-term investments                        4,688               294
                                            -------            ------
                                            212,957            42,913

Participants' contributions receivable       34,064            14,553
                                            -------            ------

Assets available for plan benefits         $247,021           $57,466
                                            =======            ======

See accompanying notes.




















                      Cooper Tire & Rubber Company
                Pre-Tax Savings Plan at the Auburn Plant

      Statements of Changes in Assets Available for Plan Benefits

                                                            Seven-month
                                          Year ended       period ended
                                          December 31       December 31
                                             1993              1992
                                          -----------       -----------
Participants' contributions               $210,118            $55,161
Unrealized appreciation/(depreciation)
 of investments (Note 4)                   (22,463)             2,642
Investment income:
 Interest                                    2,178                121
 Dividends                                   1,760                109
                                           -------             ------

Total additions                            191,593             58,033

Participants' withdrawals                   (2,038)              (567)
                                           -------             -------

Increase in assets available for
 plan benefits during the period           189,555              57,466
Assets available for plan benefits
 at beginning of period                     57,466                   -
                                           -------              ------

Assets available for plan benefits
 at end of period                         $247,021             $57,466
                                           =======              ======


See accompanying notes.






















                      Cooper Tire & Rubber Company
                Pre-Tax Savings Plan at the Auburn Plant

                     Notes to Financial Statements

                       December 31, 1993 and 1992

1. Significant Accounting Policies

Investments

Investments in common stock of Cooper Tire & Rubber Company (Company) and in mutual funds are stated at quoted market value as determined on the last business day of the Plan year. Short-term investments are stated at cost and cash with interest investments are valued at cost plus accrued interest, both of which approximate fair value.

Contributions

Contributions are recorded when the Company makes payroll deductions from Plan participants, and are invested in any of four investment options at the participant's election.


2. Summary of Plan

The Cooper Tire & Rubber Company Pre-Tax Savings Plan at the Auburn Plant (Plan) was established on November 24, 1991 and became operational on June 1, 1992. The Plan is a defined contribution plan administered by a Plan Committee appointed by the Company. Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #634, United Rubber, Cork, Linoleum and Plastic Workers of America (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1993, 137 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:
  1) Cooper Tire & Rubber Company common stock.
  2) Mutual funds managed by the American Funds Group, a subsidiary of Capital Group Incorporated:
     a) The Investment Company of America Fund - managed to maximize long-term growth of capital and income, placing greater emphasis on future dividends than on current income.
     b) The Washington Mutual Investors Fund - managed to provide current income and opportunity for capital growth through the selection of common stocks.
  3) Cash with interest - contributions are maintained in deposit accounts with insurance companies.

(Continued)













2. Summary of Plan

The Plan provides that Pre-Tax Savings Plan (PSP) contributions may be made in one percent multiples of participant's compensation up to fifteen percent, subject to Internal Revenue Service (IRS) limits on annual contributions to the Plan. The amount of contribution may be changed only twice during each year; January 1 and/or July 1.

Investment options for future contributions may be changed every 180 days. Reallocation of balances may be made among the options every 90 days. However, the Plan only allows participants to divest holdings of the Company's common stock after a six-month period following the most recent acquisition and to reinvest in the Company's common stock after a six-month period following the most recent divestiture. Directions given by participants to the Plan trustee concerning the voting of common stock are confidential.

No amounts may be withdrawn by a participant from PSP contributions prior to termination of employment unless the participant has either attained age 59 1/2, becomes totally and permanently disabled, or is able to demonstrate financial hardship. Hardship withdrawals by participants not yet attaining 59 1/2 years of age are limited to PSP contributions and are subject to IRS regulations. Participants are fully vested in their contributions and earnings thereon.

The Plan shall continue until December 5, 1994. Thereafter it shall renew itself for yearly periods unless written notice is given by the Company or the Union that it is desired to terminate or amend the Plan. The Company has reserved the right to amend the Plan at any time if such amendment is necessary to enable the Plan to meet the requirements of the Internal Revenue Code or the requirements of any governmental authority. If the Plan terminates, and a successor plan is not adopted, all assets will be distributed to participants in a lump sum.

3. Income Taxes

The IRS issued a determination letter dated September 2, 1993 advising that the Plan meets the requirements of Section 401(a) of the Internal Revenue Code and, therefore, the Trust created pursuant to the Plan qualifies as a tax-exempt Trust under Section 501(a).

4. Investments

The Plan's investments are held by National City Bank as trustee under an agreement which directs the trustee to invest participant contributions based on their investment elections. Information with respect to the Plan's investments is presented in the statement of assets available for plan benefits. PSP contributions and income not yet invested in the options selected by the participant due to the "transaction period" as defined by the Plan, are invested in cash with interest investments.

(Continued)









The unrealized appreciation/(depreciation) of the Plan's investments consisted of the following:
                                       Year-ended    Seven-month period
                                       December 31   ended December 31
                                          1993             1992
                                       -----------   ------------------
Cooper Tire & Rubber Company
  common stock                          $(23,006)          $2,604
Mutual funds                                 543               38
                                         -------            -----
                                        $(22,463)          $2,642
                                         =======            =====

Changes in amounts allocated to each of the Plan's investment options are summarized below:
                                                   Mutual Funds
                                               --------------------
                                Common           The     Washington
                                Stock    Cash  Investment  Mutual
                                of the   with  Company of Investors
                               Company Interest America     Fund   Total
                              -------- -------- --------- -------- -----
Additions:
 Participants' contributions  $ 34,672 $12,672 $ 4,591 $ 3,226 $ 55,161
 Unrealized appreciation         2,604              11      27    2,642
 Interest and dividend income       56      90      79       5      230
                               -------  ------  ------  ------  -------
Total additions                 37,332  12,762   4,681   3,258   58,033
Participants' withdrawals                 (567)                    (567)
                               -------  ------  ------  ------  -------
Balance at December 31, 1992    37,332  12,195   4,681   3,258   57,466
Additions:
 Participants' contributions   136,906  47,849  15,582   9,781  210,118
 Unrealized appreciation/
   (depreciation)              (23,006)            315     228  (22,463)
 Interest and dividend income      743   1,705     965     525    3,938
                               -------  ------  ------  ------  -------
Total additions                114,643  49,554  16,862  10,534  191,593
Participants' withdrawals          (26) (2,012)                  (2,038)
Transfers between options         (124)    124                        -
                               -------  ------  ------  ------  -------
Balance at December 31, 1993  $151,825 $59,861 $21,543 $13,792 $247,021
                               =======  ======  ======  ======  =======












                               Schedules

                      Cooper Tire & Rubber Company
                Pre-Tax Savings Plan at the Auburn Plant

       Item 27a - Schedule of Assets Held for Investment Purposes

                           December 31, 1993
                                                     Cost
                                        Shares       (Plus
                                       Units, or    Accrued     Fair
Description                           Face Amount  Interest)   Value
- - ----------------------------------------------------------------------
Cooper Tire & Rubber Company
   common stock                           5,164    $149,503   $129,100

Cash with Interest:
   Provident Life and Accident
     Insurance Company - 5.55% annuity
     contract; 50% of balance matures
     January 31, 1995 and remainder
     matures July 31, 1998               36,179      36,179     36,179
   Principal Mutual Life Insurance
     Company - 4.73% annuity contract;
     50% of balance matures January 31,
     1995 and remainder matures July 31,
     1997                                14,366      14,366     14,366
                                                    -------    -------
Total cash with interest                             50,545     50,545

Mutual Funds:
  The Investment Company of America         930      17,090     17,416
  The Washington Mutual Investors Fund      612      10,953     11,208
                                                    -------    -------
Total mutual funds                                   28,043     28,624

+National City Bank - NCC Government      4,688       4,688      4,688
                                                    -------    -------

Total assets held for investment purposes          $232,779   $212,957
                                                    =======    =======

+ Party-in-interest

















                      Cooper Tire & Rubber Company
                Pre-Tax Savings Plan at the Auburn Plant

             Item 27d - Schedule of Reportable Transactions

                      Year ended December 31, 1993
                                                   Sales
                                                 Cost (Plus
                          Cost of                 Accrued     Gain/
Description of Assets    Purchases   Proceeds    Interest)   (Loss)
- - ---------------------------------------------------------------------
National City Bank -
  NCC Government
  Portfolio Fund         $362,415    $358,021     $358,021    $   -

Cooper Tire & Rubber
  Company common stock    123,751

Provident Life and
  Accident Insurance
  Company 5.55% annuity
  contract                 27,992

Principal Mutual Life
  Insurance Company
  4.73% annuity contract   14,366

The Investment Company of
  America - mutual fund    13,540

The Washington Mutual
  Investors Fund - mutual
  fund                      8,465

Note: The purchase and selling price for each reportable transaction represents its fair value at the time of acquisition or disposition.

                                                            EXHIBIT (99)

                      Cooper Tire & Rubber Company
               Pre-Tax Savings Plan at the Findlay Plant

                   Financial Statements and Schedules


                   Year ended December 31, 1993 and
                     Period ended December 31, 1992




                                Contents

Report of Independent Auditors                                         1

Audited Financial Statements

Statements of Assets Available for Plan Benefits                       2
Statements of Changes in Assets Available for Plan Benefits            3
Notes to Financial Statements                                          4


Schedules

Item 27a - Schedule of Assets Held for Investment Purposes             8
Item 27d - Schedule of Reportable Transactions                         9


A schedule of party-in-interest transactions has not been presented because there were no party-in-interest transactions which are prohibited by ERISA Section 406 and for which there is no statutory or administrative exemption.

                     Report of Independent Auditors

Pre-Tax Savings Plan Committee
Cooper Tire & Rubber Company
 Pre-Tax Savings Plan at the Findlay Plant

We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan at the Findlay Plant as of December 31, 1993 and 1992, and the related statements of changes in assets available for plan benefits for the year ended December 31, 1993 and the seven-month period (since inception) ended December 31, 1992. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan at the Findlay Plant at December 31, 1993 and 1992, and the changes in its assets available for plan benefits for the year ended December 31, 1993 and the seven-month period ended December 31, 1992, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1993 and reportable transactions for the year then ended are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in our audit of the 1993 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1993 basic financial statements taken as a whole.


May 10, 1994















                      Cooper Tire & Rubber Company
               Pre-Tax Savings Plan at the Findlay Plant

            Statements of Assets Available for Plan Benefits

                                                   December 31
                                             1993              1992
                                           --------------------------
Assets
Investments (Note 4):
 Cooper Tire & Rubber Company
   common stock                          $  914,125          $252,518
 Mutual funds:
   The Investment Company of America        148,449            32,304
   The Washington Mutual Investors Fund      87,483            16,368
                                          ---------           -------
                                            235,932            48,672

 Cash with interest                          90,861            20,578
 Short-term investments                      25,032               385
                                          ---------           -------
                                          1,265,950           322,153

Participants' contributions receivable      171,621           109,564
                                          ---------           -------

Assets available for plan benefits       $1,437,571          $431,717
                                          =========           =======

See accompanying notes.



























                      Cooper Tire & Rubber Company
               Pre-Tax Savings Plan at the Findlay Plant

      Statements of Changes in Assets Available for Plan Benefits
                                                            Seven-month
                                          Year ended        period ended
                                          December 31       December 31
                                             1993              1992
                                          -----------       ------------
Participants' contributions               $1,154,596          $399,521
Unrealized appreciation/(depreciation)
 of investments (Note 4)                    (159,058)           31,203
Investment income:
 Interest                                      7,276               736
 Dividends                                    14,328               257
                                           ---------          --------

Total additions                            1,017,142           431,717

Participants' withdrawals                    (11,288)                -
                                           ---------           -------

Increase in assets available for
 plan benefits during the period           1,005,854           431,717
Assets available for plan benefits
 at beginning of period                      431,717                 -
                                           ---------           -------

Assets available for plan benefits
 at end of period                         $1,437,571          $431,717
                                           =========           =======


See accompanying notes.























                      Cooper Tire & Rubber Company
               Pre-Tax Savings Plan at the Findlay Plant

                     Notes to Financial Statements

                       December 31, 1993 and 1992

1. Significant Accounting Policies

Investments

Investments in common stock of Cooper Tire & Rubber Company (Company) and in mutual funds are stated at quoted market value as determined on the last business day of the Plan year. Short-term investments are stated at cost and cash with interest investments are valued at cost plus accrued interest, both of which approximate fair value.

Contributions

Contributions are recorded when the Company makes payroll deductions from Plan participants, and are invested in any of four investment options at the participant's election.

2. Summary of Plan

The Cooper Tire & Rubber Company Pre-Tax Savings Plan at the Findlay Plant (Plan) was established on December 6, 1991 and became operational on June 1, 1992. The Plan is a defined contribution plan administered by a Plan Committee appointed by the Company. Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #207, United Rubber, Cork, Linoleum and Plastic Workers of America (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1993, 305 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:
  1) Cooper Tire & Rubber Company common stock.
  2) Mutual funds managed by the American Funds Group, a subsidiary of Capital Group Incorporated:
     a) The Investment Company of America Fund - managed to maximize long-term growth of capital and income, placing greater emphasis on future dividends than on current income.
     b) The Washington Mutual Investors Fund - managed to provide current income and opportunity for capital growth through the selection of common stocks.
  3) Cash with interest - contributions are maintained in deposit accounts with insurance companies.
















(Continued)                                                         4

The Plan provides that Pre-Tax Savings Plan (PSP) contributions may be made in one percent multiples of participant's compensation up to fifteen percent, subject to Internal Revenue Service (IRS) limits on annual contributions to the Plan. The amount of contribution may be changed only twice during each year; January 1 and/or July 1.

Investment options for future contributions may be changed every 180 days. Reallocation of balances may be made among the options every 90 days. However, the Plan only allows participants to divest holdings of the Company's common stock after a six-month period following the most recent acquisition and to reinvest in the Company's common stock after a six-month period following the most recent divestiture. Directions given by participants to the Plan trustee concerning the voting of common stock are confidential.

No amounts may be withdrawn by a participant from PSP contributions prior to termination of employment unless the participant has either attained age 59 1/2, becomes totally and permanently disabled, or is able to demonstrate financial hardship. Hardship withdrawals by participants not yet attaining 59 1/2 years of age are limited to PSP contributions and are subject to IRS regulations. Participants are fully vested in their contributions and earnings thereon.

The Plan shall continue until October 31, 1994. Thereafter it shall renew itself for yearly periods unless written notice is given by the Company or the Union that it is desired to terminate or amend the Plan. The Company has reserved the right to amend the Plan at any time if such amendment is necessary to enable the Plan to meet the requirements of the Internal Revenue Code or the requirements of any governmental authority. If the Plan terminates, and a successor plan is not adopted, all assets will be distributed to participants in a lump sum.

3. Income Taxes

The IRS issued a determination letter dated September 2, 1993 advising that the Plan meets the requirements of Section 401(a) of the Internal Revenue Code and, therefore, the Trust created pursuant to the Plan qualifies as a tax-exempt Trust under Section 501(a).

(Continued)




















4. Investments

The Plan's investments are held by National City Bank as trustee under an agreement which directs the trustee to invest participant contributions based on their investment elections. Information with respect to the Plan's investments is presented in the statement of assets available for plan benefits. PSP contributions and income not yet invested in the options selected by the participant due to the "transaction period" as defined by the Plan, are invested in cash with interest investments.

  The unrealized appreciation/(depreciation) of the Plan's investments consisted of the following:
                                        Year ended   Seven-month period
                                        December 31   ended December 31
                                           1993             1992
                                        -----------  ------------------
Cooper Tire & Rubber Company
  common stock                          $(163,098)         $30,798
Mutual funds                                4,040              405
                                          -------           ------
                                        $(159,058)         $31,203
                                         ========           ======

Changes in amounts allocated to each of the Plan's investment options are summarized below:
                                               Mutual Funds
                                          ---------------------
                       Common                The     Washington
                        Stock      Cash   Investment   Mutual
                       of the      with   Company of  Investors
                       Company   Interest  America      Fund     Total
                       -------   -------- ---------- ----------  -----
Additions:
  Participants'
     contributions    $303,662   $ 28,147 $ 45,140  $ 22,572 $  399,521
  Unrealized
     appreciation       30,798                 158       247     31,203
  Interest and
     dividend income       645        248       65        35        993
                       -------    -------  -------   -------  ---------
Balance at
  December 31, 1992    335,105     28,395   45,363    22,854    431,717

Additions:
  Participants'
     contributions     856,228     90,635  125,482    82,251  1,154,596
  Unrealized
     appreciation/
     (depreciation)   (163,098)              2,829     1,211   (159,058)
  Interest and
     dividend income     5,752      3,278    8,694     3,880     21,604
                       -------    -------  -------   -------  ---------
Total additions        698,882     93,913  137,005    87,342  1,017,142



(Continued)                                                           6

Participants'
  withdrawals           (9,034)   (1,990)    (132)     (132)    (11,288)
Transfers between
  options               26,482   (12,992)  (7,546)   (5,944)          -
                     ---------   -------  -------   -------   ---------
Balance at
  December 31, 1993 $1,051,435  $107,326 $174,690  $104,120  $1,437,571
                     =========   =======  =======   =======   =========





















































                               Schedules

                      Cooper Tire & Rubber Company
               Pre-Tax Savings Plan at the Findlay Plant

       Item 27a - Schedule of Assets Held for Investment Purposes
                           December 31, 1993

                                                     Cost
                                       Shares,       (Plus
                                       Units, or    Accrued     Fair
Description                           Face Amount   Interest)    Value
- - ----------------------------------------------------------------------
Cooper Tire & Rubber Company
  common stock                        36,565    $1,046,425  $  914,125

Mutual funds:
   The Investment Company
     of America                        7,930       145,463     148,449
   The Washington Mutual
     Investors Fund                    4,778        86,025      87,483
                                                 ---------   ---------
Total mutual funds                                 231,488     235,932

Cash with interest:
   Provident Life and Accident
     Insurance Company - 5.55%
     annuity contract; 50% of
     balance matures January 31,
     1995 and remainder matures
     January 30, 1998                  61,332       61,332      61,332
  Principal Mutual Life Insurance
     Company - 4.73% annuity
     contract; 50% of balance
     matures January 31, 1995 and
     remainder matures July 31,
     1997                              29,529       29,529      29,529
                                                 ---------   ---------
Total cash with interest                            90,861      90,861

+National City Bank - NCC
   Government Portfolio Fund           25,032       25,032      25,032
                                                 ---------   ---------
Total assets held for investment
   purposes                                     $1,393,806  $1,265,950
                                                 =========   =========

+ Party-in-interest












                      Cooper Tire & Rubber Company
               Pre-Tax Savings Plan at the Findlay Plant

             Item 27d - Schedule of Reportable Transactions
                      Year ended December 31, 1993

                                                    Sales
                                     --------------------------------
                                                 Cost (Plus
                          Cost of                  Accrued     Gain/
Description of Assets    Purchases    Proceeds    Interest)   (Loss)
- - ----------------------------------------------------------------------
National City Bank - NCC
  Government Portfolio
  Fund                   $2,133,659  $2,109,012  $2,109,012   $   -
Cooper Tire & Rubber
  Company common stock      824,705
The Investment Company
  of America - mutual
  fund                      113,317
The Washington Mutual
  Investors Fund - mutual
  fund                       69,904
Provident Life and Accident
  Insurance Company 5.55%
  annuity contract           40,754
Principal Mutual Life
  Insurance Company 4.73%
  annuity contract           29,529

Note: The purchase and selling price for each reportable transaction represents its fair value at the time of acquisition or disposition.
























                                                            EXHIBIT (99)

                      Cooper Tire & Rubber Company
              Pre-Tax Savings Plan at the El Dorado Plant

                   Financial Statements and Schedules


                 Years ended December 31, 1993 and 1992




                                Contents

Report of Independent Auditors                                         1

Audited Financial Statements

Statements of Assets Available for Plan Benefits                       2
Statements of Changes in Assets Available for Plan Benefits            3
Notes to Financial Statements                                          4


Schedules

Item 27a - Schedule of Assets Held for Investment Purposes             8
Item 27d - Schedule of Reportable Transactions                         9


A schedule of party-in-interest transactions has not been presented because there were no party-in-interest transactions which are prohibited by ERISA Section 406 and for which there is no statutory or administrative exemption.

                     Report of Independent Auditors

Pre-Tax Savings Plan Committee
Cooper Tire & Rubber Company
 Pre-Tax Savings Plan at the El Dorado Plant

We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan at the El Dorado Plant as of December 31, 1993 and 1992, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan at the El Dorado Plant at December 31, 1993 and 1992, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1993 and reportable transactions for the year then ended are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in our audit of the 1993 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1993 basic financial statements taken as a whole.


May 10, 1994














                      Cooper Tire & Rubber Company
              Pre-Tax Savings Plan at the El Dorado Plant

            Statements of Assets Available for Plan Benefit

                                                   December 31
                                             1993              1992
                                           --------------------------
Assets
Investments (Note 4):
 Cooper Tire & Rubber Company
   common stock                           $ 77,425          $ 56,440
 Cash with interest:
   John Hancock Mutual Life Insurance
     Company 8.27% annuity contract         35,427            32,593
   Provident Life and Accident Insurance
     Company 5.55% annuity contract         29,368            10,625
   Other                                     7,680                 -
                                           -------           -------
                                            72,475            43,218

 Short-term investments                      3,120             3,373
 Mutual funds                                4,350             1,538
                                           -------           -------
                                           157,370           104,569

Participants' contributions receivable      14,360             4,014
                                           -------           -------

Assets available for plan benefits        $171,730          $108,583
                                           =======           =======

See accompanying notes.
























                      Cooper Tire & Rubber Company
              Pre-Tax Savings Plan at the El Dorado Plant

      Statements of Changes in Assets Available for Plan Benefits

                                              Year ended December 31
                                             1993                1992
                                            -------------------------
Participants' contributions                $ 82,522          $ 75,413
Unrealized appreciation/(depreciation)
 of investments (Note 4)                    (19,687)           12,600
Realized gain                                     -                11
Investment income:
 Interest                                     4,386             2,251
 Dividends                                      628               222
                                            -------           -------

Total additions                              67,849            90,497

Participants' withdrawals                    (4,702)           (5,581)
                                            -------           -------

Increase in assets available for
 plan benefits during the year               63,147            84,916
Assets available for plan benefits
 at beginning of year                       108,583            23,667
                                            -------           -------

Assets available for plan benefits
 at end of year                            $171,730          $108,583
                                            =======           =======

See accompanying notes.
























                      Cooper Tire & Rubber Company
              Pre-Tax Savings Plan at the El Dorado Plant

                     Notes to Financial Statements

                       December 31, 1993 and 1992

1. Significant Accounting Policies

Investments

Investments in common stock of Cooper Tire & Rubber Company (Company) and in mutual funds are stated at quoted market value as determined on the last business day of the Plan year. Short-term investments are stated at cost and cash with interest investments are valued at cost plus accrued interest, both of which approximate fair value.

Contributions

Contributions are recorded when the Company makes payroll deductions from Plan participants, and are invested in any of four investment options at the participant's election.


2. Summary of Plan

The Cooper Tire & Rubber Company Pre-Tax Savings Plan at the El Dorado Plant (Plan), established on August 12, 1991, is a defined contribution plan administered by a Plan Committee appointed by the Company. Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #769, United Rubber, Cork, Linoleum and Plastic Workers of America (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1993, 86 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:
 1) Cooper Tire & Rubber Company common stock.
 2) Mutual funds managed by the American Funds Group, a subsidiary of Capital Group Incorporated:
    a) The Investment Company of America Fund - managed to maximize long-term growth of capital and income, placing greater emphasis on future dividends than on current income.
    b) The Washington Mutual Investors Fund - managed to provide current income and opportunity for capital growth through the selection of common stocks.
 3) Cash with interest - contributions are maintained in deposit accounts with insurance companies.














(Continued)                                                           4

The Plan provides that Pre-Tax Savings Plan (PSP) contributions may be made in one percent multiples of participant's compensation up to fifteen percent, subject to Internal Revenue Service (IRS) limits on annual contributions to the Plan. The amount of contribution may be changed only twice during each year; January 1 and/or July 1.

Investment options for future contributions may be changed every 180 days. Reallocation of balances may be made among the options every 90 days. However, the Plan only allows participants to divest holdings of the Company's common stock after a six-month period following the most recent acquisition and to reinvest in the Company's common stock after a six-month period following the most recent divestiture. Directions given by participants to the Plan trustee concerning the voting of common stock are confidential.


No amounts may be withdrawn by a participant from PSP contributions prior to termination of employment unless the participant has either attained age 59 1/2, becomes totally and permanently disabled, or is able to demonstrate financial hardship. Hardship withdrawals by participants not yet attaining 59 1/2 years of age are limited to PSP contributions and are subject to IRS regulations. Participants are fully vested in their contributions and earnings thereon.

The Plan shall continue until April 27, 1995. Thereafter it shall renew itself for yearly periods unless written notice is given by the Company or the Union that it is desired to terminate or amend the Plan. The Company has reserved the right to amend the Plan at any time if such amendment is necessary to enable the Plan to meet the requirements of the Internal Revenue Code or the requirements of any governmental authority. If the Plan terminates, and a successor plan is not adopted, all assets will be distributed to participants in a lump sum.

3. Income Taxes

The IRS issued a determination letter dated July 13, 1992 advising that the Plan meets the requirements of Section 401(a) of the Internal
Revenue Code and, therefore, the Trust created pursuant to the Plan qualifies as a tax-exempt Trust under Section 501(a).

(Continued)



















4. Investments

The Plan's investments are held by National City Bank as trustee under an agreement which directs the trustee to invest participant contributions based on their investment elections. Information with respect to the Plan's investments is presented in the statement of assets available for plan benefits. PSP contributions and income not yet invested in the options selected by the participant due to the "transaction period" as defined by the Plan, are invested in cash with interest investments.

The unrealized appreciation/(depreciation) and realized gain of the
Plan's investments consisted of the following:
                                             Year ended December 31
                                            1993               1992
                                            -----------------------
Unrealized appreciation/(depreciation):
 Cooper Tire & Rubber Company common stock $(19,773)         $12,560
 Mutual funds                                    86               40
                                             ------           ------
                                           $(19,687)          12,600
                                            =======           ======
Realized gain - mutual funds               $      -          $    11
                                            =======           ======

Changes in amounts allocated to each of the Plan's investment options are summarized below:
                                               Mutual Funds
                                          ----------------------
                       Common             Washington     The
                        Stock      Cash     Mutual    Investment
                       of the      with    Investors  Company of
                       Company   Interest    Fund      America   Total
                       -------   -------- ----------  ---------- -----
Balance at
  December 31, 1991     $11,147  $12,316    $  159   $   45  $ 23,667
Additions:
 Participants'
   contributions         35,352   38,609       771      681    75,413
 Unrealized
   appreciation          12,560                 27       13    12,600
 Realized gain                                           11        11
 Interest and
   dividend income          254    2,183        17       19     2,473
                         ------   ------     -----      ---    ------
Total additions          48,166   40,792       815      724    90,497

Participants' withdrawals(1,237)  (4,344)                      (5,581)
Transfers
  between options         1,948   (1,948)                           -
                         ------   ------     -----    -----   -------
Balance at
  December 31, 1992      60,024   46,816       974      769   108,583




(Continued)                                                           6

Additions:
 Participants'
   contributions         45,500   34,050     1,699    1,273    82,522
 Unrealized
   appreciation/
   (depreciation)       (19,773)                65       21   (19,687)
 Interest and
   dividend income          528    4,260       120      106     5,014
                         ------   ------     -----    -----   -------
Total additions          26,255   38,310     1,884    1,400    67,849
Participants'
   withdrawals           (2,571)  (2,131)                      (4,702)
Transfers between
   options                1,144   (1,935)      791                  -
                         ------   -------    -----    -----   -------
Balance at
  December 31, 1993     $84,852  $81,060    $3,649   $2,169  $171,730
                         ======   ======     =====    =====   =======











































                               Schedules

                      Cooper Tire & Rubber Company
              Pre-Tax Savings Plan at the El Dorado Plant

       Item 27a - Schedule of Assets Held for Investment Purposes
                           December 31, 1993
                                                     Cost
                                       Shares,      (Plus
                                      Units or      Accrued     Fair
Description                          Face Amount    Interest)   Value
- - ----------------------------------------------------------------------
  Cooper Tire & Rubber Company
   common stock                         3,097      $ 82,968  $ 77,425

  Cash with interest:
   John Hancock Mutual Life
    Insurance Company - 8.27%
    annuity contract; matures
    January 31, 1997                   35,427        35,427    35,427
  Provident Life and Accident
   Insurance Company - 5.55% annuity
   contract; 50% of balance matures
   January 31, 1995 and remainder
   matures January 30, 1998            29,368        29,368    29,368
  Principal Mutual Life Insurance
   Company - 4.73% annuity contract;
   50% of balance matures January 31,
   1995 and remainder matures
   July 31, 1997                        7,680         7,680     7,680
                                                    -------   -------
  Total cash with interest                           72,475    72,475

  Mutual Funds:
   The Washington Mutual Investors
    Fund                                  133         2,336     2,431
   The Investment Company of
    America                               102         1,879     1,919
                                                    -------   -------
  Total mutual funds                                  4,215     4,350

+ National City Bank - NCC
   Government Portfolio Fund            3,120         3,120     3,120
                                                    -------   -------
  Total assets held for investment
   purposes                                        $162,778  $157,370
                                                    =======   =======

+ Party-in-interest











                      Cooper Tire & Rubber Company
              Pre-Tax Savings Plan at the El Dorado Plant

             Item 27d - Schedule of Reportable Transactions
                      Year ended December 31, 1993

                                                   Sales
                                      ------------------------------
                                                 Cost (Plus
                           Cost of                 Accrued     Gain/
Description of Assets     Purchases   Proceeds   Interest)    (Loss)
- - --------------------------------------------------------------------
National City Bank
  NCC Government
  Portfolio Fund          $143,416    $143,669    $143,669     $ -
Cooper Tire & Rubber
  Company common stock      40,758
Provident Life and
  Accident Insurance
  Company 5.55% annuity
  contract                  18,743
Principal Mutual Life
  Insurance Company
  4.73% annuity contract     7,680



Note: The purchase and selling price for each reportable transaction represents its fair value at the time of acquisition or disposition.



























                                                            EXHIBIT (99)

                      Cooper Tire & Rubber Company

              Pre-Tax Savings Plan (Bowling Green - Hose)


                   Financial Statements and Schedules



                     Period ended December 31, 1993




                                Contents


Report of Independent Auditors                                         1

Audited Financial Statements

Statement of Assets Available for Plan Benefits                        2
Statement of Changes in Assets Available for Plan Benefits             3
Notes to Financial Statements                                          4


Schedules

Item 27a - Schedule of Assets Held for Investment Purposes             7
Item 27d - Schedule of Reportable Transactions                         8


A schedule of party-in-interest transactions has not been presented because there were no party-in-interest transactions which are prohibited by ERISA Section 406 and for which there is no statutory or administrative exemption.

                     Report of Independent Auditors



Pre-Tax Savings Plan Committee
Cooper Tire & Rubber Company
 Pre-Tax Savings Plan (Bowling Green - Hose)

We have audited the accompanying statement of assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green - Hose) as of December 31, 1993, and the related statement of changes in assets available for plan benefits for the three-month period (since inception) then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green
- - - Hose) at December 31, 1993, and the changes in its assets available for plan benefits for the three-month period then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1993 and reportable transactions for the three-month period then ended are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in our audit of the 1993 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1993 basic financial statements taken as a whole.

May 10, 1994                                                           1

                      Cooper Tire & Rubber Company
              Pre-Tax Savings Plan (Bowling Green - Hose)

            Statement of Assets Available for Plan Benefits

                           December 31, 1993
Assets
Investments (Note 4):
 Cooper Tire & Rubber Company
   common stock                                  $ 2,475
 Short-term investments - NCC
   Government Portfolio Fund                       1,080
                                                  ------
                                                   3,555

Participants' contributions receivable             7,781
                                                  ------

Assets available for plan benefits               $11,336
                                                  ======

See accompanying notes.

                      Cooper Tire & Rubber Company
              Pre-Tax Savings Plan (Bowling Green - Hose)

       Statement of Changes in Assets Available for Plan Benefits

               Three-month period ended December 31, 1993

Participants' contributions                        $11,236
Unrealized appreciation
 of investments (Note 4)                                92
Interest income                                          8
                                                    ------

Total additions and assets available
 for plan benefits                                 $11,336
                                                    ======

See accompanying notes.







































                      Cooper Tire & Rubber Company

              Pre-Tax Savings Plan (Bowling Green - Hose)



                     Notes to Financial Statements

                           December 31, 1993

1. Significant Accounting Policies

Investments

Investments in common stock of Cooper Tire & Rubber Company (Company) and in mutual funds are stated at quoted market value as determined on the last business day of the Plan year. Short-term investments are stated at cost and cash with interest investments are valued at cost plus accrued interest, both of which approximate fair value.

Contributions

Contributions are recorded when the Company makes payroll deductions from Plan participants, and are invested in any of four investment options at the participant's election.

2. Summary of Plan

The Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green -
Hose) (Plan) was established on May 14, 1993 and became operational on October 1, 1993. The Plan is a defined contribution plan administered by a Plan Committee appointed by the Company. Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #1152, United Rubber, Cork, Linoleum and Plastic Workers of America (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1993, 44 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:
 1) Cooper Tire & Rubber Company common stock.
 2) Mutual funds managed by the American Funds Group, a subsidiary of Capital Group Incorporated:
    a) The Investment Company of America Fund - managed to maximize long-term growth of capital and income, placing greater emphasis on future dividends than on current income.
    b) The Washington Mutual Investors Fund - managed to provide current income and opportunity for capital growth through the selection of common stocks.
 3) Cash with interest - contributions are maintained in deposit accounts with insurance companies.















(Continued)                                                          4

The Plan provides that Pre-Tax Savings Plan (PSP) contributions may be made in one percent multiples of participant's compensation up to fifteen percent, subject to Internal Revenue Service (IRS) limits on annual contributions to the Plan. The amount of contribution may be changed only twice during each year; January 1 and/or July 1.

Investment options for future contributions may be changed every 180 days. Reallocation of balances may be made among the options every 90 days. However, the Plan only allows participants to divest holdings of the Company's common stock after a six-month period following the most recent acquisition and to reinvest in the Company's common stock after a six-month period following the most recent divestiture. Directions given by participants to the Plan trustee concerning the voting of common stock are confidential.

No amounts may be withdrawn by a participant from PSP contributions prior to termination of employment unless the participant has either attained age 59 1/2, becomes totally and permanently disabled, or is able to demonstrate financial hardship. Hardship withdrawals by participants not yet attaining 59 1/2 years of age are limited to PSP contributions and are subject to IRS regulations. Participants are fully vested in their contributions and earnings thereon.

The Plan shall continue until April 30, 1995. Thereafter it shall renew itself for yearly periods unless written notice is given by the Company or the Union that it is desired to terminate or amend the Plan. The Company has reserved the right to amend the Plan at any time if such amendment is necessary to enable the Plan to meet the requirements of the Internal Revenue Code or the requirements of any governmental authority. If the Plan terminates, and a successor plan is not adopted, all assets will be distributed to participants in a lump sum.

3. Income Taxes

The IRS issued a determination letter dated April 12, 1994 advising that the Plan meets the requirements of Section 401(a) of the Internal
Revenue Code and, therefore, the Trust created pursuant to the Plan qualifies as a tax-exempt Trust under Section 501(a).

(Continued)









4. Investments

The Plan's investments are held by National City Bank as trustee under an agreement which directs the trustee to invest participant contributions based on their investment elections. Information with respect to the Plan's investments is presented in the statement of assets available for plan benefits. PSP contributions and income not yet invested in the options selected by the participant due to the "transaction period" as defined by the Plan, are invested in cash with interest investments.

The unrealized appreciation of the Plan's investment in Cooper Tire & Rubber Company's common stock was $92 for the three-month period ended December 31, 1993.

Changes in amounts allocated to each of the Plan's investment options are summarized below:
                                             Mutual Funds
                                         ---------------------
                     Common              Washington    The
                      Stock      Cash      Mutual   Investment
                     of the      with    Investors  Company of
                     Company   Interest    Fund       America   Total
                     -------   --------  ---------  ----------  -----
Additions:
 Participants'
   contributions      $7,258    $637      $2,044      $1,297   $11,236
 Unrealized
   appreciation           92                                        92
 Interest and
   dividend income         5       1           1           1         8
                       -----     ---       -----       -----    ------
Total additions and
 balance at
 December 31, 1993    $7,355    $638      $2,045      $1,298   $11,336
                       =====     ===       =====       =====    ======













                               Schedules

                      Cooper Tire & Rubber Company

              Pre-Tax Savings Plan (Bowling Green - Hose)



       Item 27a - Schedule of Assets Held for Investment Purposes

                           December 31, 1993
                                                    Cost
                                       Shares,     (Plus
                                      Units, or   Accrued      Fair
Description                          Face Amount  Interest)   Amount
- - --------------------------------------------------------------------
Cooper Tire & Rubber Company
   common stock                           99      $2,383      $2,475

+National City Bank - NCC Government
   Portfolio Fund                      1,080       1,080       1,080
                                                   -----       -----
Total assets held for
   investment purposes                            $3,463      $3,555
                                                   =====       =====

+ Party-in-interest






























                      Cooper Tire & Rubber Company

              Pre-Tax Savings Plan (Bowling Green - Hose)



             Item 27d - Schedule of Reportable Transactions

               Three-month period ended December 31, 1993

                                                   Sales
                                      -------------------------------
                                                 Cost (Plus
                          Cost of                 Accrued       Gain/
Description of Assets    Purchases    Proceeds   Interest)     (Loss)
- - ---------------------------------------------------------------------
National City Bank -
   NCC Government
   Portfolio Fund           $6,797      $5,717     $5,717   $    -
Cooper Tire & Rubber
   Company common stock      2,383


Note: The purchase and selling price for each reportable transaction represents its fair value at the time of acquisition or disposition.



























                                                            EXHIBIT (99)

                      Cooper Tire & Rubber Company

             Pre-Tax Savings Plan (Bowling Green - Sealing)


                   Financial Statements and Schedules



                     Period ended December 31, 1993




                                Contents


Report of Independent Auditors                                         1

Audited Financial Statements

Statement of Assets Available for Plan Benefits                        2
Statement of Changes in Assets Available for Plan Benefits             3
Notes to Financial Statements                                          4


Schedules

Item 27a - Schedule of Assets Held for Investment Purposes             7
Item 27d - Schedule of Reportable Transactions                         8


A schedule of party-in-interest transactions has not been presented because there were no party-in-interest transactions which are prohibited by ERISA Section 406 and for which there is no statutory or administrative exemption.

                     Report of Independent Auditors



Pre-Tax Savings Plan Committee
Cooper Tire & Rubber Company
 Pre-Tax Savings Plan (Bowling Green - Sealing)

We have audited the accompanying statement of assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green - Sealing) as of December 31, 1993, and the related statement of changes in assets available for plan benefits for the three-month period (since inception) then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green
- - - Sealing) at December 31, 1993, and the changes in its assets available for plan benefits for the three-month period then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1993 and reportable transactions for the three-month period then ended are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in our audit of the 1993 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1993 basic financial statements taken as a whole.

May 10, 1994




                      Cooper Tire & Rubber Company
             Pre-Tax Savings Plan (Bowling Green - Sealing)

            Statement of Assets Available for Plan Benefits

                           December 31, 1993

Assets
Investments (Note 4):
 Cooper Tire & Rubber Company
   common stock                                 $ 3,025
 Short-term investments - NCC
   Government Portfolio Fund                      1,272
                                                 ------
                                                  4,297

Participants' contributions receivable            6,365
                                                 ------

Assets available for plan benefits              $10,662
                                                 ======

See accompanying notes.


































                      Cooper Tire & Rubber Company
             Pre-Tax Savings Plan (Bowling Green - Sealing)

       Statement of Changes in Assets Available for Plan Benefits

               Three-month period ended December 31, 1993


Participants' contributions                        $10,539
Unrealized appreciation
 of investments (Note 4)                               112
Interest income                                         11
                                                    ------

Total additions and assets
 available for plan benefits                       $10,662
                                                    ======


See accompanying notes.





































                      Cooper Tire & Rubber Company

             Pre-Tax Savings Plan (Bowling Green - Sealing)



                     Notes to Financial Statements


                           December 31, 1993

1. Significant Accounting Policies

Investments

Investments in common stock of Cooper Tire & Rubber Company (Company) and in mutual funds are stated at quoted market value as determined on the last business day of the Plan year. Short-term investments are stated at cost and cash with interest investments are valued at cost plus accrued interest, both of which approximate fair value.

Contributions

Contributions are recorded when the Company makes payroll deductions from Plan participants, and are invested in any of four investment options at the participant's election.

2. Summary of Plan

The Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green - Sealing) (Plan) was established on May 14, 1993 and became operational on October 1, 1993. The Plan is a defined contribution plan administered by a Plan Committee appointed by the Company. Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #1042 United Rubber, Cork, Linoleum and Plastic Workers of America (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1993, 20 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:
  1) Cooper Tire & Rubber Company common stock.
  2) Mutual funds managed by the American Funds Group, a subsidiary of Capital Group Incorporated:
     a) The Investment Company of America Fund - managed to maximize long-term growth of capital and income, placing greater emphasis on future dividends than on current income.
     b) The Washington Mutual Investors Fund - managed to provide current income and opportunity for capital growth through the selection of common stocks.





Continued)                                                           4

  3) Cash with interest - contributions are maintained in deposit accounts with insurance companies.

The Plan provides that Pre-Tax Savings Plan (PSP) contributions may be made in one percent multiples of participant's compensation up to fifteen percent, subject to Internal Revenue Service (IRS) limits on annual contributions to the Plan. The amount of contribution may be changed only twice during each year; January 1 and/or July 1.

Investment options for future contributions may be changed every 180 days. Reallocation of balances may be made among the options every 90 days. However, the Plan only allows participants to divest holdings of the Company's common stock after a six-month period following the most recent acquisition and to reinvest in the Company's common stock after a six-month period following the most recent divestiture. Directions given by participants to the Plan trustee concerning the voting of common stock are confidential.

No amounts may be withdrawn by a participant from PSP contributions prior to termination of employment unless the participant has either attained age 59 1/2, becomes totally and permanently disabled, or is able to demonstrate financial hardship. Hardship withdrawals by participants not yet attaining 59 1/2 years of age are limited to PSP contributions and are subject to IRS regulations. Participants are fully vested in their contributions and earnings thereon.

The Plan shall continue until October 31, 1994. Thereafter it shall renew itself for yearly periods unless written notice is given by the Company or the Union that it is desired to terminate or amend the Plan. The Company has reserved the right to amend the Plan at any time if such amendment is necessary to enable the Plan to meet the requirements of the Internal Revenue Code or the requirements of any governmental authority. If the Plan terminates, and a successor plan is not adopted, all assets will be distributed to participants in a lump sum.

3. Income Taxes

The IRS issued a determination letter dated April 12, 1994 advising that the Plan meets the requirements of Section 401(a) of the Internal
Revenue Code and, therefore, the Trust created pursuant to the Plan qualifies as a tax-exempt Trust under Section 501(a).


(Continued)




4. Investments

The Plan's investments are held by National City Bank as trustee under an agreement which directs the trustee to invest participant contributions based on their investment elections. Information with respect to the Plan's investments is presented in the statement of assets available for plan benefits. PSP contributions and income not yet invested in the options selected by the participant due to the "transaction period" as defined by the Plan, are invested in cash with interest investments.

The unrealized appreciation of the Plan's investment in Cooper Tire & Rubber Company's common stock was $112 for the three-month period ended December 31, 1993.

Changes in amounts allocated to each of the Plan's investment options are summarized below:
                                               Mutual Funds
                                           ---------------------
                      Common               Washington    The
                       Stock        Cash     Mutual   Investment
                      of the        with   Investors  Company of
                      Company     Interest    Fund     America   Total
                      -------     -------- ---------  ---------- -----
Additions:
 Participants'
    contributions    $7,464       $1,851     $829      $395    $10,539
 Unrealized
   appreciation         112                                        112
 Interest and
   dividend income        7            2        1         1         11
                      -----        -----      ---       ---     ------
Total additions and
 balance at
 December 31, 1993   $7,583       $1,853     $830      $396    $10,662
                      =====        =====      ===       ===     ======













                               Schedules


                      Cooper Tire & Rubber Company

             Pre-Tax Savings Plan (Bowling Green - Sealing)



       Item 27a - Schedule of Assets Held for Investment Purposes

                           December 31, 1993


                                                     Cost
                                       Shares,       (Plus
                                       Units, or    Accrued     Fair
Description                           Face Amount   Interest    Value
- - ---------------------------------------------------------------------
Cooper Tire & Rubber Company
  common stock                             121      $2,913     $3,025

+National City Bank - NCC
  Government Portfolio Fund              1,272       1,272      1,272
                                                     -----      -----
Total assets held for investment purposes           $4,185     $4,297
                                                     =====      =====

+ Party-in-interest



























                      Cooper Tire & Rubber Company

             Pre-Tax Savings Plan (Bowling Green - Sealing)



             Item 27d - Schedule of Reportable Transactions

               Three-month period ended December 31, 1993



                                                    Sales
                                     -------------------------------
                                                Cost (Plus
                          Cost of                 Accrued      Gain/
Description of Assets    Purchases   Proceeds    Interest)    (Loss)
- - --------------------------------------------------------------------
National City Bank - NCC
  Government Portfolio
  Fund                    $8,485      $7,213       $7,213     $ -
Cooper Tire & Rubber
  Company common stock     2,913

Note: The purchase and selling price for each reportable transaction represents its fair value at the time of acquisition or disposition.



























                                                                      8
                                    77