Form 10-Q
period 1994-06-30
COOPER TIRE & RUBBER CO
filed 1994-08-04
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1994

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


                        Yes (X)              No (   )




          Number of shares of common stock of registrant outstanding at July 29, 1994:  83,626,372

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                         COOPER TIRE & RUBBER COMPANY
                                BALANCE SHEETS
                                                     June 30,    December 31,
                                                      1994          1993
                                                   (Unaudited)    (Audited)
                                                   -----------   ------------
ASSETS
Current assets:
  Cash, including short-term investments of
    $14,000,000 ($15,000,000 in 1993)            $ 28,732,149   $ 25,798,746
  Accounts receivable, less allowances
    of $3,721,000 ($3,100,000 in 1993)            227,405,019    182,203,436
  Inventories at lower of cost (last-in,
    first-out) or market:
      Finished goods                               90,683,508     81,066,480
      Work in process                               9,694,096     10,381,354
      Raw materials and supplies                   20,978,632     19,663,017
                                                  -----------    -----------
                                                  121,356,236    111,110,851

  Prepaid expenses and deferred taxes              13,896,947     12,904,058
                                                  -----------    -----------
        Total current assets                      391,390,351    332,017,091

Property, plant and equipment - net               538,460,268    527,949,046
Other assets                                       29,680,952     29,618,164
                                                  -----------    -----------
                                                 $959,531,571   $889,584,301
                                                  ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $ 74,562,060   $ 65,685,355
  Accrued liabilities                              58,652,066     50,063,327
  Income taxes                                      1,989,079      6,066,283
  Current portion of debt                           5,313,000      5,345,000
                                                  -----------    -----------
        Total current liabilities                 140,516,205    127,159,965

Long-term debt                                     38,391,819     38,729,367
Postretirement benefits other than pensions       123,347,395    118,542,360
Other long-term liabilities                        37,787,468     36,015,019
Deferred income taxes                              24,134,000     18,952,000

Stockholders' equity:
  Preferred stock, $1 par value; 5,000,000 shares
    authorized; none issued                                 -              -
  Common stock, $1 par value; 300,000,000 shares
    authorized; 83,625,272 shares outstanding
    (83,581,768 in 1993)                           83,625,272     83,581,768
  Capital in excess of par value                    1,573,622      1,215,181
  Retained earnings                               510,155,790    465,388,641
                                                  -----------    -----------
        Total stockholders' equity                595,354,684    550,185,590
                                                  -----------    -----------
                                                 $959,531,571   $889,584,301
                                                  ===========    ===========

See accompanying notes.

                         COOPER TIRE & RUBBER COMPANY
                             STATEMENTS OF INCOME
                  THREE MONTHS ENDED JUNE 30, 1994 AND 1993
                                 (UNAUDITED)

                                                 1994              1993
                                             ------------      ------------
Revenues:
  Net sales                                  $329,338,632      $292,566,314
  Other income                                    415,868           118,290
                                              -----------       -----------
                                              329,754,500       292,684,604
Costs and expenses:
  Cost of products sold                       267,647,995       237,993,693
  Selling, general and administrative          16,691,613        15,998,225
  Interest and debt expense                       715,721           309,061
                                              -----------       -----------
                                              285,055,329       254,300,979

Income before income taxes                     44,699,171        38,383,625

Provision for income taxes                     17,240,000        14,360,000
                                              -----------       -----------
Net income                                   $ 27,459,171      $ 24,023,625
                                              ===========       ===========


Net income per share                                 $.33              $.29
                                                      ===               ===

Average shares outstanding                     83,624,539        83,546,726
                                               ==========        ==========

Dividends per share                                 $.055             $.045
                                                     ====              ====

See accompanying notes.

                         COOPER TIRE & RUBBER COMPANY
                             STATEMENTS OF INCOME
                   SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                 (UNAUDITED)

                                                 1994             1993
                                             ------------     ------------
Revenues:
  Net sales                                  $658,470,753     $572,665,913
  Other income                                    631,075          394,931
                                              -----------      -----------
                                              659,101,828      573,060,844
Costs and expenses:
  Cost of products sold                       535,291,863      461,421,852
  Selling, general and administrative          34,937,174       32,248,166
  Interest and debt expense                     1,437,462          801,042
                                              -----------      -----------
                                              571,666,499      494,471,060

Income before income taxes                     87,435,329       78,589,784

Provision for income taxes                     33,470,000       29,370,000
                                              -----------      -----------
Net income                                   $ 53,965,329     $ 49,219,784
                                              ===========      ===========


Net income per share                                 $.65             $.59
                                                      ===              ===

Average shares outstanding                     83,617,022       83,538,860
                                               ==========       ==========

Dividends per share                                  $.11             $.09
                                                     ====              ===

See accompanying notes.

                         COOPER TIRE & RUBBER COMPANY
                           STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                 (UNAUDITED)
                                                1994            1993
                                                ----            ----
Operating activities:
  Net income                                 $53,965,329     $49,219,784
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation and amortization            27,830,090      23,640,189
     Postretirement benefits other than
      pensions                                 5,245,035       4,967,014
     Deferred taxes                            4,585,000       4,369,000
     Increase in accounts receivable         (45,201,583)    (20,950,033)
     Increase in inventories and
       prepaid expenses                      (11,238,274)    (61,509,487)
     Increase in accounts payable and
      accrued liabilities                     17,465,444       9,588,121
     Decrease in other long-term
      liabilities and other                   (2,029,969)     (4,438,739)
                                              ----------      ----------
       Net cash provided by operating
        activities                            50,621,072       4,885,849

Investing activities:
  Additions to property, plant and
   equipment                                 (38,598,456)    (65,718,030)
  Other                                           76,570       3,109,150
                                              ----------      ----------
       Net cash used in investing
        activities                           (38,521,886)    (62,608,880)

Financing activities:
  Issuance of debt                            13,000,000      24,000,000
  Payments on debt                           (13,369,548)     (4,391,883)
  Issuance of common stock                       401,945         390,899
  Dividends paid                              (9,198,180)     (7,518,928)
                                              ----------      ----------
       Net cash provided by (used in)
        financing activities                  (9,165,783)     12,480,088
                                              ----------      ----------
Increase (decrease) in cash and
  short-term investments                       2,933,403     (45,242,943)

Cash and short-term investments at
  beginning of year                           25,798,746      55,111,255
                                              ----------      ----------
Cash and short-term investments at
  end of period                              $28,732,149     $ 9,868,312
                                              ==========      ==========

Cash payments for interest                   $ 2,012,729     $ 2,320,672
                                              ==========      ==========

Cash payments for income taxes               $32,962,204     $33,240,875
                                              ==========      ==========

See accompanying notes.

                         COOPER TIRE & RUBBER COMPANY

                        NOTES TO FINANCIAL STATEMENTS

1. The financial statements at June 30, 1994 and for the three-month and six-month periods ended June 30, 1994 and 1993 are unaudited and include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The condensed unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and, therefore, do not contain all information and footnotes normally contained in annual financial statements; accordingly, they should be read in conjunction with the Financial Statements and notes thereto appearing in the Annual Report on Form 10-K of the Company for the year ended
    December 31, 1993.

2. Certain amounts for 1993 have been restated to conform with 1994 presentations.

3. The results of operations for the six-month period ended June 30, 1994 are not necessarily indicative of those to be expected for the full year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net sales increased 12.6% for the second quarter of 1994 and 15.0% for the first six months of 1994 as compared to the corresponding periods in 1993. Sales of both tire and engineered products were higher than for the three-month and six-month periods one year ago. Other income was slightly higher in the second quarter and for the six months of 1994 compared to the corresponding 1993 periods reflecting the sale of a minor product line offset by lower levels of investments.

Cost of products sold for the second quarter of 1994, as a percent of net sales, was unchanged from the second quarter of 1993. The relationship for the six months of 1994, compared to the six months one year ago, was slightly higher due to decreases in pricing from the levels of the first quarter of 1993.

Increases in selling, general and administrative expenses primarily reflect inflation and expenditures for advertising. Interest and debt expense was higher than for the corresponding 1993 periods reflecting lower amounts of capitalized interest and lower debt levels.

Income before income taxes increased 16.5% for the quarter and 11.3% for the six-month period from the corresponding periods in 1993. Higher sales were primarily responsible for the changes in income for the quarter and the year-to-date. The increases in the effective tax rate for the three-month and six-month periods reflect the changes enacted in the Omnibus Budget Reconciliation Act of 1993.

The financial position of the Company at June 30, 1994 is excellent. Working capital of $250.9 million is up $46.0 million since year end and up $61.8 million from June 30, 1993. The current ratio at 2.8 compares favorably to the current ratio of 2.6 at December 31, 1993 and 2.1 at June 30, 1993.

Accounts receivable are up $45.2 million from year-end and are up $25.2 million from the balance one year ago reflecting higher sales. Inventories are up $10.2 million from year-end and are down $12.0 million from one year ago primarily reflecting the changes in finished goods inventories.

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

  (a) The Company's Annual Meeting of Stockholders was held on
      May 3, 1994.

  (b) All of the nominees for directors, as listed below under (c) and on pages 2 and 3 of the Company's Proxy Statement dated March 22, 1994, were elected. The following directors have terms of office which continued after the meeting:

               John Fahl               Allan H. Meltzer
               Dennis J. Gormley       J. Alec Reinhardt
               William D. Marohn       Leon F. Winbigler

  (c) A description of the only matter voted upon at that meeting, the election of directors, is contained on pages 1 through 3 of the Company's Proxy Statement dated March 22, 1994, which pages are incorporated herein by reference.

      The number of votes cast by common stock holders with respect to such matter is as follows:

                              Term    Affirmative Withheld              Broker
                           Expiration    Votes     Votes   Abstentions Non-votes
                           ---------- ----------- -------- ----------- ---------
       Delmont A. Davis       1997     70,755,575  438,492      0          0
       Edsel D. Dunford       1996     70,695,859  498,208      0          0
       Ivan W. Gorr           1997     70,771,188  422,879      0          0
       Joseph M. Magliochetti 1997     70,651,240  542,827      0          0
       Patrick W. Rooney      1997     70,769,063  425,004      0          0

Item 6(a).  Exhibits.

  (15)  Letter regarding unaudited interim financial information.


Item 6(b).  Reports on Form 8-K.

        No Form 8-K has been filed.

                              INDEX TO EXHIBITS
                                 DESCRIPTION


Part I.  Exhibit 1.

         Independent Accountants' Review Report


Part II. Item 6(a).

  (15) Letter from Ernst & Young LLP, independent accountants, dated August 4, 1994 regarding unaudited interim financial information.

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



      August 4, 1994
      --------------
          (Date)

                                                            Part I
                                                            Exhibit 1




                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors
Cooper Tire & Rubber Company

We have reviewed the accompanying balance sheet of Cooper Tire & Rubber Company as of June 30, 1994, and the related statements of income for the three-month and six-month periods ended June 30, 1994 and 1993 and statements of cash flows for the six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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



                                          /S/ Ernst & Young
                                          -----------------
                                          ERNST & YOUNG


Toledo, Ohio
July 13, 1994

                                                            Part II
                                                            Exhibit (15)

August 4, 1994



Securities and Exchange Commission
Washington, D.C.  20549

We are aware of the incorporation by reference in the Registration Statements (Form S-3 No. 33-44159 and Form S-8 Nos. 2-58577, 2-77400,
33-5483, 33-35071, 33-47979, 33-47980, 33-47981, 33-47982, 33-52499 and
33-52505) of Cooper Tire & Rubber Company for the registration of its common stock of our reports dated April 13, 1994 and July 13, 1994 relating to the unaudited interim financial statements of Cooper Tire & Rubber Company which are included in its Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994.

Pursuant to Rule 436(c) of the Securities Act of 1933 our reports are not a part of the registration statements prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.


                                          Very truly yours,


                                          /S/ Ernst & Young LLP
                                          ---------------------
                                          ERNST & YOUNG LLP
                                          Toledo, Ohio