Form 10-Q
period 1994-09-30
COOPER TIRE & RUBBER CO
filed 1994-11-07
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1994

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


                        Yes (X)                  No (   )




          Number of shares of common stock of registrant outstanding at October 31, 1994:  83,630,872

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                         COOPER TIRE & RUBBER COMPANY
                                BALANCE SHEETS
                                                September 30,   December 31,
                                                    1994           1993
                                                 (Unaudited)     (Audited)
                                                ------------   ------------
ASSETS
Current assets:
  Cash, including short-term investments
    of $45,000,000 ($15,000,000 in 1993)       $   56,690,586  $ 25,798,746
  Accounts receivable, less allowances
    of $4,021,000 ($3,100,000 in 1993)            260,436,764   182,203,436
  Inventories at lower of cost (last-in,
    first-out) or market:
      Finished goods                               71,398,756    81,066,480
      Work in process                               9,587,618    10,381,354
      Raw materials and supplies                   27,976,519    19,663,017
                                                -------------   -----------
                                                  108,962,893   111,110,851

  Prepaid expenses and deferred taxes              13,517,140    12,904,058
                                                -------------   -----------
       Total current assets                       439,607,383   332,017,091
Property, plant and equipment - net               543,436,574   527,949,046
Other assets                                       30,405,874    29,618,164
                                                -------------   -----------
                                               $1,013,449,831  $889,584,301
                                                =============   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $   87,891,553  $ 65,685,355
  Accrued liabilities                              66,783,291    50,063,327
  Income taxes                                      5,611,496     6,066,283
  Current portion of debt                           5,189,000     5,345,000
                                                -------------   -----------
       Total current liabilities                  165,475,340   127,159,965

Long-term debt                                     33,732,560    38,729,367
Postretirement benefits other than pensions       125,476,578   118,542,360
Other long-term liabilities                        37,999,507    36,015,019
Deferred income taxes                              24,940,000    18,952,000

Stockholders' equity:
  Preferred stock, $1 par value; 5,000,000 shares
   authorized; none issued                                  -             -
  Common stock, $1 par value; 300,000,000 shares
    authorized; 83,628,772 shares outstanding
    (83,581,768 in 1993)                           83,628,772    83,581,768
  Capital in excess of par value                    1,605,651     1,215,181
  Retained earnings                               540,591,423   465,388,641
                                                -------------   -----------
       Total stockholders' equity                 625,825,846   550,185,590
                                                -------------   -----------
                                               $1,013,449,831  $889,584,301
                                                =============   ===========

See accompanying notes.

                         COOPER TIRE & RUBBER COMPANY
                             STATEMENTS OF INCOME
                THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                 (UNAUDITED)

                                                 1994              1993
                                             ------------      ------------
Revenues:
  Net sales                                  $383,455,854      $326,106,738
  Other income                                    461,645            61,239
                                              -----------       -----------
                                              383,917,499       326,167,977
Costs and expenses:
  Cost of products sold                       307,369,204       268,998,994
  Selling, general and administrative          18,315,352        15,462,465
  Interest and debt expense                       599,656           700,932
                                              -----------       -----------
                                              326,284,212       285,162,391

Income before income taxes                     57,633,287        41,005,586

Provision for income taxes                     22,180,000        15,850,000
                                              -----------       -----------
Net income                                   $ 35,453,287      $ 25,155,586
                                              ===========       ===========

Net income per share                                 $.42              $.30
                                                      ===               ===

Average shares outstanding                     83,627,222        83,554,410
                                               ==========        ==========

Dividends per share                                 $.060             $.055
                                                     ====              ====

See accompanying notes.

                         COOPER TIRE & RUBBER COMPANY
                             STATEMENTS OF INCOME
                NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                 (UNAUDITED)

                                                 1994             1993
                                             ------------     ------------
Revenues:
  Net sales                                  $1,041,926,607   $898,772,651
  Other income                                    1,092,720        456,170
                                              -------------    -----------
                                              1,043,019,327    899,228,821
Costs and expenses:
  Cost of products sold                         842,661,067    730,420,846
  Selling, general and administrative            53,252,526     47,710,631
  Interest and debt expense                       2,037,118      1,501,974
                                              -------------    -----------
                                                897,950,711    779,633,451

Income before income taxes                      145,068,616    119,595,370

Provision for income taxes                       55,650,000     45,220,000
                                              -------------    -----------
Net income                                   $   89,418,616   $ 74,375,370
                                              =============    ===========

Net income per share                                  $1.07           $.89
                                                       ====            ===

Average shares outstanding                       83,620,422     83,544,043
                                                 ==========     ==========

Dividends per share                                   $.170          $.145
                                                       ====           ====

See accompanying notes.

                         COOPER TIRE & RUBBER COMPANY
                           STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                 (UNAUDITED)
                                                1994             1993
                                                ----             ----
Operating activities:
  Net income                                $ 89,418,616    $ 74,375,370
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
    Postretirement benefits other than
     pensions                                  7,411,218       6,871,727
    Depreciation and amortization             42,108,649      35,638,203
    Deferred taxes                             5,044,000       4,214,000
    Increase in accounts receivable          (78,233,328)    (39,101,627)
    Decrease (increase) in inventories
     and prepaid expenses                      1,534,876     (37,842,864)
    Increase in accounts payable and
     accrued liabilities                      38,926,162      16,616,413
    Increase in other long-term
     liabilities and other                     1,531,072       2,656,721
                                             -----------     -----------
        Net cash provided by operating
         activities                          107,741,265      63,427,943

Investing activities:
  Additions to property, plant and
   equipment                                 (58,349,914)    (96,494,734)
  Other                                          431,656       3,201,938
                                             -----------     -----------
        Net cash used in investing
         activities                          (57,918,258)    (93,292,796)

Financing activities:
  Issuance of debt                            13,000,000      24,000,000
  Payments on debt                           (18,152,807)    (21,581,520)
  Issuance of common stock                       437,474         455,131
  Dividends paid                             (14,215,834)    (12,114,503)
                                             -----------     -----------
        Net cash used in
         financing activities                (18,931,167)     (9,240,892)
                                             -----------     -----------
Increase (decrease) in cash and
 short-term investments                       30,891,840     (39,105,745)
Cash and short-term investments at
 beginning of year                            25,798,746      55,111,255
                                             -----------     -----------
Cash and short-term investments at
 end of period                              $ 56,690,586    $ 16,005,510
                                             ===========     ===========

Cash payments for interest                  $  3,775,667    $  2,600,464
                                             ===========     ===========

Cash payments for income taxes              $ 51,060,787    $ 42,887,106
                                             ===========     ===========

See accompanying notes.

                       COOPER TIRE & RUBBER COMPANY

                       NOTES TO FINANCIAL STATEMENTS

1. The financial statements at September 30, 1994 and for the three-month and nine-month periods ended September 30, 1994 and 1993 are unaudited and include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of its financial position and operating results. The condensed unaudited financial statements have been prepared in accordance with
    Article 10 of Regulation S-X and, therefore, do not contain all information and footnotes normally contained in annual financial statements; accordingly, they should be read in conjunction with the Financial Statements and notes thereto appearing in the Annual Report on Form 10-K of the Company for the year ended December 31, 1993.

2. Certain amounts for 1993 have been restated to conform with 1994 presentations.

3. The results of operations for the nine-month period ended September 30, 1994 are not necessarily indicative of those to be expected for the full year.


                      REVIEW BY INDEPENDENT AUDITORS

The condensed financial statements included in this filing on Form 10-Q have been reviewed by the Company's independent auditors, Ernst & Young LLP, and their report thereon is attached hereto as Part I - Exhibit 1. All adjustments or additional disclosures proposed by the Company's independent auditors have been reflected in the data presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net sales increased 17.6% for the third quarter of 1994 and 15.9% for the first nine months of 1994 as compared to the corresponding periods in 1993.

Sales of both tires and engineered products were higher than for the three-month and nine-month periods one year ago. Compared to the corresponding 1993 periods, other income was higher in the third quarter due to higher levels of investments and higher for the nine-months of 1994 due to higher levels of investments and the sale of a minor product line.

Cost of products sold, as a percent of net sales, was lower in the third quarter and nine-month periods of 1994 as compared to the corresponding periods in 1993. This improvement occurred, in spite of increased raw material costs, due to more favorable product mix, higher product pricing and higher operating levels.

Selling, general and administrative expenses, as a percent of net sales, are comparable to the prior year amounts. Interest and debt expense in the third quarter was lower than in the prior year due to reduced debt levels offset by lower amounts of capitalized interest. The increase in interest and debt expense for the nine-month period results from lower amounts of capitalized interest partially offset by reduced debt levels.

Income before income taxes increased 40.5% for the quarter and 21.3% for the nine-month period from the corresponding periods in 1993. Higher sales, higher operating levels, and improved margins were responsible for the changes in income for the quarter and the year-to-date. The increase in the effective tax rate for the nine-month period reflects changes enacted in the Omnibus Budget Reconciliation Act of 1993.

The financial position of the Company at September 30, 1994 is excellent. Working capital of $274.1 million is up $69.3 million since year-end 1993 and up $86.4 million from September 30, 1993. The current ratio at 2.7 is higher than 2.1 at September 30, 1993 and is up slightly from 2.6 at December 31, 1993.

Accounts receivable are up $78.2 million from year-end, reflecting higher sales and the seasonal nature of credit terms, and are up $40.1 million from the balance one year ago reflecting higher sales.

Long-term debt at September 30, 1994 reflects the payment of scheduled debt maturities.

Part II.  OTHER INFORMATION


Item 6(a).  Exhibits.

     (15)  Letter regarding unaudited interim financial information
     (27)  Financial Data Schedule

Item 6(b).  Reports on Form 8-K.

     No Form 8-K has been filed.

                              INDEX TO EXHIBITS
                                 DESCRIPTION

Part I. Exhibit 1.

       Independent Accountants' Review Report.


Part II. Item 6(a).

  (15) Letter from Ernst & Young LLP, independent accountants, dated November 7, 1994 regarding unaudited interim financial information.

  (27) Financial Data Schedule.

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



      November 7, 1994
      ----------------
          (Date)

                                                            Part I
                                                            Exhibit 1




                  INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors
Cooper Tire & Rubber Company

We have reviewed the accompanying balance sheet of Cooper Tire & Rubber Company as of September 30, 1994, and the related statements of income for the three-month and nine-month periods ended September 30, 1994 and 1993 and the statements of cash flows for the nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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



                                          /S/ Ernst & Young LLP
                                          ---------------------
                                          ERNST & YOUNG LLP


Toledo, Ohio
October 12, 1994

                                                            Part II
                                                            Exhibit (15)

November 7, 1994



Securities and Exchange Commission
Washington, D.C.  20549

We are aware of the incorporation by reference in the Registration Statements (Form S-3 No. 33-44159 and Form S-8 Nos. 2-58577, 2-77400,
33-5483, 33-35071, 33-47979, 33-47980, 33-47981, 33-47982, 33-52499 and
33-52505) of Cooper Tire & Rubber Company for the registration of its common stock of our reports dated April 13, 1994, July 13, 1994, and October 12, 1994 relating to the unaudited interim financial statements of Cooper Tire & Rubber Company which are included in its Form 10-Q for the quarters ended March 31, 1994, June 30, 1994, and September 30, 1994.

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