Form 10-K
period 1994-12-31
COOPER TIRE & RUBBER CO
filed 1995-03-21
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-K
(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1994 or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________to________

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.                       (X)

State the aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the closing price on the Composite Tape for securities listed on the New York Stock
Exchange as of March 6, 1995).                           $2,351,188,600

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             (Class)                      (Outstanding at March 6, 1995)
  Common Stock, $1 par per share                   83,638,872

                  DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

             Proxy statement dated March 21, 1995 - Part III

                EXHIBIT INDEX appears on pages 16 and 17

Part I.

Item 1. BUSINESS.

Products and Sales

   The primary business of Cooper Tire & Rubber Company ("Cooper" or "Company") is the conversion of natural and synthetic rubbers into a variety of carbon black reinforced rubber products. The Company manufactures and markets the following products for the transportation industry: automobile and truck tires, inner tubes, vibration control products, hose and hose assemblies and automotive sealing systems. Its non-transportation products accounted for less than one percent of sales in 1994, 1993 and 1992. Additional information on the Company's products appears on pages 39, 40, 43, 44, and 46 of this Annual Report on Form 10-K.

   The Company's tire products are sold nationally and internationally in the replacement tire market, primarily through independent dealers and distributors. In the United States, this channel of marketing has accounted for 66 percent of all replacement passenger tires sold since 1992. Cooper has an efficient distribution system to serve its markets for replacement passenger and truck tires.

   Cooper engineers and manufactures rubber parts for automotive vehicle manufacturers. The Company's engineering and marketing personnel work closely with these customers to assist in the design and development of rubber products to meet their changing requirements.

   Additional information on the Company's marketing appears on pages 41, 42 and 45 of this Annual Report on Form 10-K.

   North American vehicle manufacturers experienced a 10.4% increase in total production of light vehicles in 1994. The Company's sales of engineered rubber products are generally linked to light vehicle production. Cooper's improved sales in this market reflected the increased vehicle production as well as the Company's success in the procurement of larger contracts and development of new products. The Company is an authorized supplier to all domestically owned automotive vehicle manufacturers and the foreign-owned and joint-venture vehicle manufacturers in the United States.

   Current market data indicates an increasing demand for replacement tires and engineered rubber products. Essentially, there are no economical or practical substitutes for tires or certain rubber automotive parts. Based on current data, the Company expects moderate growth in the market for replacement tires and in the use of rubber components by automobile manufacturers. Additional information on the Company's outlook for the industry appears on pages 39 and 43 of this Annual Report on Form 10-K.

   During recent years Cooper has exported to Canada and countries in Latin America, Western Europe, the Middle East, Asia, Africa and Oceania. The international market for rubber products is expanding as the standard of living in other countries increases and motor vehicle usage grows. Net sales from international operations accounted for approximately six percent of Cooper's sales in 1994, and five percent of sales in 1993 and 1992.



(continued)

   During 1994 Cooper's ten largest customers accounted for approximately 53 percent of total sales. Sales to one major customer approximated 13, 14 and 15 percent of net sales in 1994, 1993 and 1992. The amount of backlog of orders for the Company's products at any given time is usually small in relation to annual sales and is, therefore, of little value in forecasting sales or earnings for the current or succeeding years.

   The Company successfully operates in a competitive industry. A number of its competitors are larger than the Company. The four largest tire-producing companies are believed to account for approximately 67 percent of all domestic original equipment and replacement tire sales. The Company's shipments of automobile and truck tires in 1994 represented approximately 10 percent of all such industry shipments. On the basis of domestic tire manufacturing capacity the Company believes it ranks fourth among fourteen generally recognized producers of new tires. According to a recognized trade source the Company ranked ninth in worldwide tire sales based on 1993 estimated sales volumes. Sales of the Company's tire products are affected by factors which include price, quality, availability, technology, warranty, credit terms and overall customer service.

Raw Materials

   The primary raw materials used by the Company include synthetic and natural rubbers, polyester and nylon fabrics, steel tire cord and carbon black, which the Company acquires from multiple sources to provide greater assurance of continuing supplies for its manufacturing operations. The Company did not experience any significant raw material shortages in 1994. However, supplies of carbon black and synthetic rubber are currently constrained due to high levels of demand by the industry.

   The Company has a purchasing office in Singapore to acquire various grades of natural rubber direct from producers in Indonesia, Malaysia and Thailand. This purchasing operation enables the Company to work directly with processors to improve the consistency of quality and to reduce the costs of materials, delivery and transactions. In addition, control over packaging methods enhances the Company's goal to use recyclable materials in the packaging of these raw materials.

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

Research, Development and Product Improvement

   Cooper generally directs its research activities toward product development, improvements in quality, and operating efficiency. A significant portion of basic research for the rubber industry is performed by raw material suppliers. The Company participates in such research with its suppliers. Cooper has approximately 188 full-time employees engaged in research and development programs. Research and development expenditures amounted to approximately $14,700,000 in 1994, $15,100,000 in 1993 and $13,700,000 in 1992.


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

   The Company continues to actively develop new passenger and truck tires. Cooper conducts extensive testing of current tire lines, as well as new concepts in tire design and construction. During 1994 approximately 132 million miles of tests were performed on indoor test wheels and in monitored road tests. Uniformity equipment is used to physically check every radial passenger tire produced for high standards of quality. The Company continues to design and develop specialized equipment to fit the precise needs of its manufacturing and quality control requirements.

   Additional information on the Company's research, development and product improvement programs appears on pages 41, 44 and 45 of this Annual Report on Form 10-K.

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

   The Company has been named in environmental matters asserting potential joint and several liability for past and future cleanup, state and Federal claims, site remediation, and attorney fees. The Company has determined that it has no material liability for these matters. The Company's 1994 expense and capital expenditures for environmental control at its facilities were not material, nor is it estimated that expenditures in 1995 for such uses will be material.

Seasonal Trends

   There is a year-round demand for passenger and truck replacement tires, but passenger replacement tire sales are generally strongest during the second and third quarters of the year. Winter tires are sold principally during the months of August through October. Engineered rubber product sales to automotive customers are lowest during the months prior to model changeover.

(continued)

Employee Relations

   As of December 31, 1994, the Company employed 7,815 persons, of whom 3,719 were salaried employees. Union contracts covering 4,096 employees include, among other things: wages, hours, grievance procedures, checkoff, seniority and working conditions. Union contracts with the United Rubber, Cork, Linoleum and Plastic Workers of America (AFL-CIO-CLC) for all production and maintenance employees at each of the following Company plants continue in effect until the indicated contract expiration date:

               Auburn, Indiana - December 5, 1997
               Bowling Green, Ohio (Sealing products) - October 31, 1997 Bowling Green, Ohio (Hose products) - April 30, 1998 Clarksdale, Mississippi - July 31, 1996
               El Dorado, Arkansas - April 27, 1997
               Findlay, Ohio - October 31, 1997
               Texarkana, Arkansas, - March 5, 1996

   Over-the-road truck drivers are affiliated with the International Brotherhood of Teamsters with their contract in effect until February 13, 1997. Employees at the Piedras Negras, Mexico plant are affiliated with Sindicato Autonomo de Trabajadores Rio Grande SerVaas with their contract in effect until January 31, 1996. All labor agreements will be extended for yearly periods unless notice of termination or change is given by either party at least 60 days prior to the expiration of any yearly period. During the last three years there have been no work stoppages. Cooper considers its labor relations to be favorable.

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

   Cooper's tire plants are operating at rated capacity levels with the exception of the plant in Albany, Georgia. This plant was acquired in 1990, began limited production during 1991, and continues to be equipped to manufacture a full range of radial passenger, light truck and medium truck tires using the most advanced technology. The Tupelo, Mississippi and Albany, Georgia plants operate on a 24-hour day, seven-day production schedule. The other plants are operating 24 hours per day, six days per week. The Company believes its properties have been adequately maintained and generally are in good condition.

   Additional information concerning the Company's facilities appears on pages 40, 41, 43, and 44 of this Annual Report on Form 10-K.
Information related to leased properties appears on pages 33 and 34.

Item 3.  LEGAL PROCEEDINGS.

   Cooper is a defendant in many unrelated actions in Federal and state courts throughout the United States. In a number of such cases the plaintiffs allege violations of state and Federal laws, breach of contract and product liability and assert damages of many thousands of dollars. The Company self-insures product liability losses up to $2,250,000 per occurrence with an annual aggregate of $6,000,000. In addition, Cooper carries Excess Liability Insurance which provides protection with respect to product liability losses in excess of the self-insured amounts. While the outcome of litigation cannot be predicted with any certainty, in the opinion of counsel for the Company, the pending claims and lawsuits against the Company should not have a material adverse effect on the financial condition of the Company or the results of its operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matter was submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1994.

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

Item 6. SELECTED FINANCIAL DATA.
(All dollar amounts in thousands except per share figures)

                                       Income
                                       Before
          Net      Gross   Operating   Income    Income     Net
         Sales     Margin   Margin     Taxes+    Taxes    Income+    Income
       ---------   ------  ---------   -------   ------   -------    ------
1994  $1,403,243  $277,265  $208,517  $208,119  $79,600  $128,519  $128,519
1993   1,193,648   228,295   166,013   164,250   62,040   102,210   102,210
1992   1,174,728   229,332   170,646   169,841   61,670   108,171    43,211
1991   1,001,071   180,432   128,495   124,465   45,030    79,435    79,435
1990     895,896   155,892   108,715   104,874   38,410    66,464    66,464
1989     866,805   139,482    94,188    92,624   34,380    58,244    58,244
1988     748,032   106,419    66,575    64,912   23,850    41,062    41,062
1987     665,775    93,877    56,031    53,090   22,410    30,680    30,680
1986     577,517    81,515    46,432    43,138   20,120    23,018    23,018
1985     522,639    64,862    34,492    31,151   12,680    18,471    18,471
1984     555,388    73,030    43,447    41,978   17,400    24,578    24,578

                                         Net               Deprecia-
       Stock-                          Property, Capital    tion &    Long-
       holders'    Total    Working    Plant &   Expend-    Amorti-   term
       Equity      Assets   Capital    Equipment  itures    zation    Debt
       ------      ------   -------    ---------  ------    -------   ----
1994  $662,077  $1,039,731  $303,103   $549,601  $ 78,449  $55,603  $33,614
1993   550,186     889,584   204,857    527,949   117,249   46,352   38,729
1992   471,474     796,858   175,154    460,373   110,157   38,077   48,075
1991   439,648     670,572   144,285    388,557    85,954   31,969   53,512
1990   369,003     616,458   167,291    334,794   100,141   27,615   91,027
1989   310,064     519,893   150,285    262,445    73,182   23,393   65,727
1988   257,756     442,582   143,101    212,923    70,621   19,873   67,790
1987   221,566     413,306   154,283    162,447    41,507   18,436   70,059
1986   195,151     367,715   153,538    139,721    26,548   16,666   76,795
1985   175,711     295,161   110,300    123,380    23,660   14,955   41,910
1984   160,526     279,857    92,920    115,329    57,239   11,605   36,501










(continued)

                                                                 Long-term
     Return On  Return On                                         Debt to
     Beginning  Beginning  Current  Pretax  Effective  Return On  Capital-
      Equity+    Assets+    Ratio   Margin+ Tax Rate+   Sales+    ization
     ---------  ---------  -------  ------- ---------  ---------  -------
1994    23.4%     14.4%      3.0     14.8%    38.2%      9.2%      4.8%
1993    21.7      12.8       2.6     13.8     37.8       8.6       6.6
1992    24.6      16.1       2.3     14.5     36.3       9.2       9.3
1991    21.5      12.9       2.2     12.4     36.2       7.9      10.9
1990    21.4      12.8       2.7     11.7     36.6       7.4      19.8
1989    22.6      13.2       2.5     10.7     37.1       6.7      17.5
1988    18.5       9.9       2.7      8.7     36.7       5.5      20.8
1987    15.7       8.3       2.6      8.0     42.2       4.6      24.0
1986    13.1       7.8       3.1      7.5     46.6       4.0      28.2
1985    11.5       6.6       2.8      6.0     40.7       3.5      19.3
1984    17.6      10.1       2.3      7.6     41.4       4.4      18.5

                 Net                            Common      Common
      Income    Income     Equity   Dividends   Shares      Shares
       Per       Per        Per       Per       Average     Year End
      Share*+   Share*     Share*    Share*     (000)*       (000)*
      -------   ------     ------   -------     -------     -------
1994  $1.54     $1.54      $7.92    $.23        83,623      83,634
1993   1.22      1.22       6.58     .20        83,550      83,582
1992   1.30       .52       5.65     .17        83,357      83,511
1991    .96       .96       5.30     .13        82,738      82,962
1990    .81       .81       4.47     .11        82,391      82,519
1989    .71       .71       3.77     .09        82,077      82,259
1988    .50       .50       3.15     .07        81,583      81,821
1987    .38       .38       2.72     .06        81,258      81,383
1986    .28       .28       2.40     .05        80,864      81,152
1985    .23       .23       2.18     .05        80,256      80,623
1984    .31       .31       2.00     .05        79,979      80,070

      Number                                                          Price/
        of                                                           Earnings
      Stock-   Number of  Wages &   Total   Research &   Stock Price* Average
      holders  Employees  Benefits  Taxes#  Development  High    Low  Ratio+
      -------  ---------  --------  ------  -----------  ----    ---  ------
1994   7,623    7,815     $381,764 $111,504  $14,700    $29.50 $21.63  16.6
1993   8,096    7,607      346,062   91,479   15,100     39.63  20.00  24.4
1992   6,142    7,207      329,396   46,432   13,700     35.63  22.00  22.2
1991   4,492    6,545      266,683   67,933   14,000     26.25   7.88  17.8
1990   4,459    6,225      256,076   59,802   10,800     10.50   6.19  10.3
1989   3,871    6,041      233,881   54,020   10,300      9.75   5.63  10.8
1988   3,627    6,031      217,480   41,743   11,200      6.81   3.53  10.3
1987   3,516    5,720      189,209   39,056   10,300      4.97   2.78  10.3
1986   3,138    5,398      165,458   34,801    8,900      3.60   2.16  10.1
1985   3,526    4,876      153,825   26,275    7,300      2.55   1.83   9.5
1984   3,872    4,805      148,139   30,845    6,700      2.38   1.58   6.4

+ Prior to cumulative effect of changes in accounting in 1992 for postretirement benefits other than pensions and income taxes.
* Share data reflects stock splits in 1992, 1990 and 1988.
# Excluding Federal excise taxes.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Condition
The financial position of the Company continues to be excellent. Strong operating cash flows provided funds for modernization and expansion and contributed to continued financial strength.
   Working capital amounted to $303 million at year-end 1994 compared to $205 million one year earlier. A current ratio of 3.0 indicates an excellent liquidity position and is improved from the strong year-end 1993 current ratio of 2.6.
   Accounts receivable increased to $221 million versus $182 million at year-end 1993, reflecting strong fourth quarter sales levels. Adequate allowances have been made for possible collection losses. Generally, collection experience has been excellent and customer payment terms are comparable to the prior year.
   Total inventories at $116 million were up from $111 million at year-end 1993. Finished goods inventories were $69 million, or 15 percent lower than one year ago. This decrease resulted from the strong sales activity during the year. Raw material and supplies inventories were $17 million higher than one year ago due to increased levels of raw material purchases. Work-in-process inventories were unchanged compared with the prior year.
   Prepaid expenses and deferred taxes at December 31, 1994 include $11 million in deferred tax assets which are considered fully realizable within one year.
   In 1994 additions to property, plant and equipment were $78 million compared with $117 million in 1993. This decrease reflects completion of several major expansions in 1993 and the timing of capital projects currently in progress. The Company has invested significant amounts for property, plant and equipment in recent years primarily for continuing expansions and improving manufacturing technology. A continuation of high levels of capital expenditures is anticipated. Funding for these projects will be available from operating cash flows with additional funding available, if needed, under a credit agreement and a shelf registration. The Company's capital expenditure commitments, which were not material at December 31, 1993, approximated $32 million at December 31, 1994. Depreciation and amortization was $56 million in 1994, a 22 percent increase from $46 million in 1993, and results from the significant capital expenditures in recent years.
   Other assets of $35 million are up $5 million from year-end 1993 and primarily reflect the increase in the amount of cumulative pension funding in excess of amounts expensed under Statement of Financial Accounting Standards (SFAS) #87, "Employers' Accounting for Pensions".
   Current liabilities of $152 million were $25 million higher than the $127 million at year-end 1993 reflecting increases in trade payables associated with raw material purchases.
   Long-term debt decreased $5 million from year-end 1993 to $34 million due to scheduled debt payments. Long-term debt, as a percent of total capitalization, decreased to 4.8 percent at December 31, 1994 from 6.6 percent a year earlier. The Company has a shelf registration statement with the Securities and Exchange Commission covering the proposed sale of its debt securities in an aggregate amount of up to $200 million.
The net proceeds received by the Company from any sale of the debt securities would be available for general corporate purposes.
   The Company currently provides certain health care and life insurance benefits for its active and retired employees. If the Company does not terminate such benefits, or modify coverage or eligibility requirements, substantially all of the Company's United States employees may become eligible for these benefits at their retirement. The Company uses the accrual method of accounting for the cost of providing such benefits. These benefit costs are funded as claims are incurred. The Company adjusted certain assumptions used to derive the liabilities for pensions and postretirement benefits other than pensions at December 31, 1994. The discount rate for pensions was increased from 7 percent to 8 percent and the assumed rate of increase in compensation was increased from 5 percent to 6 percent. The discount rate for postretirement benefits other than pensions was increased from 7.5 percent at December 31, 1993 to 8.5 percent at December 31, 1994.
   Noncurrent deferred income taxes increased to $30 million at December 31, 1994, from $19 million one year earlier, primarily reflecting the excess of tax over book depreciation.
   The Company has been named in environmental matters asserting potential joint and several liability for past and future cleanup, state and Federal claims, site remediation, and attorney fees. The Company has determined that it has no material liability for these matters. In addition, the Company is a defendant in unrelated product liability actions in Federal and state courts throughout the United States in which plaintiffs assert damages of many thousands of dollars. While the outcome of litigation cannot be predicted with any certainty, in the opinion of counsel for the Company, the pending claims and lawsuits against the Company have not had and should not have a material adverse effect on its financial condition or results of operations.
   Stockholders' equity increased $112 million during the year reaching $662 million at year end. Earnings retentions for 1994 (net income less dividends paid) added $109 million to stockholders' equity. Stockholders' equity per share was $7.92 at year-end 1994, an increase of 20 percent over $6.58 per share at year-end 1993.

Results of Operations
High levels of capacity utilization and strong customer demand continued for the Company's tires and engineered rubber products. Sales increased 18 percent in 1994 to a record $1.4 billion. This followed a 2 percent increase in sales in 1993 which resulted primarily from growth in customer demand.
   Sales margins were higher in 1994 than in 1993 and were lower in 1993 than in 1992. During 1994, higher operating rates, more favorable product mix and higher finished goods pricing offset raw material cost increases. Pricing pressures in the replacement tire industry were intense in 1993 contributing to the reduction from 1992.
   The costs of certain raw materials significantly increased during 1994 and are expected to remain at high levels through at least the second quarter of 1995. In addition, some of these same materials are currently in short supply due to high levels of demand by the rubber industry. Sales margins early in the year may be affected by these situations. The Company successfully implemented price increases on its tires during the fourth quarter of 1994 and has announced additional price increases effective late in the first quarter of 1995. The effects of inflation on sales and operations were not material in 1993 and 1992.
   Other income was higher in 1994 compared with 1993 and lower in 1993 compared to 1992. These changes were related to the investments of cash reserves and interest earned thereon.
   Increases in 1994 and 1993 selling, general and administrative expenses were normal considering sales activity levels and general inflation.
   Effective income tax rates were slightly higher in 1994 than in 1993 due to changes in tax credits. The increased rate in 1993 over 1992 reflected the Omnibus Budget Reconciliation Act of 1993 which, among other things, increased the effective federal tax rate and reinstated the research and development credit.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   Statements of financial position at December 31, 1994 and 1993 and statements of income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 1994, the independent auditor's report thereon, and the Company's unaudited quarterly financial data for the two-year period ended December 31, 1994 are presented on pages 19 through 36 of this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

Part III.
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. Information concerning the Company's directors appears on pages 2 through 5 and 18 of the Company's Proxy Statement dated March 21, 1995 and is incorporated herein by reference. The names, ages, and all positions and offices held by all executive officers of the Company, as of the same date, are as follows:

        Name          Age  Executive Office Held    Business Experience
- --------------------- ---  ---------------------   ---------------------
Patrick W. Rooney      59  Chairman of the Board,  Principal Executive
                           President, Chief        Officer and Chairman
                           Executive Officer and   of the Board since
                           Director                October 17, 1994.
                                                   President since 1991.
                                                   Principal Operating
                                                   Officer from 1991 to
                                                   1994.  Director since
                                                   1990.  Vice President
                                                   from 1987 to 1991.
                                                   President of Tire
                                                   Division from 1990 to
                                                   1994; previously
                                                   Vice President-Sales
                                                   from 1984 to 1987.
                                                   Vice President of
                                                   Cooper Brand Sales,
                                                   Tire Division from
                                                   1969 to 1984.

J. Alec Reinhardt      53  Executive Vice          Principal Financial
                           President and Director  Officer and Director
                                                   since 1983.  Executive
                                                   Vice President since
                                                   1991.  Vice President
                                                   from 1982 to 1991.
                                                   Secretary from 1977 to
                                                   1986.  General Counsel
                                                   from 1976 to 1983.

John Fahl              58  Vice President and      President of Tire
                           Director                Division since
                                                   October 19, 1994.
                                                   Vice President since
                                                   1978.  Director since
                                                   July 1992.  Corporate
                                                   Director of Purchasing
                                                   from 1966 to 1978.

Julien A. Faisant      62  Vice President and      Principal Accounting
                           Corporate Controller    Officer and Corporate
                                                   Controller since 1975.
                                                   Vice President since
                                                   1985.







(continued)                         13

Robert C. Gasser       58  Vice President          Vice President since
                                                   1987.  President of
                                                   Engineered Products
                                                   Division, formerly
                                                   Industrial Products
                                                   Division, since 1987;
                                                   Vice President-Sales
                                                   of Industrial Products
                                                   Division from 1983 to
                                                   1987.

William C. Hattendorf  60  Vice President and      Vice President since
                           Treasurer               November 10, 1994.
                                                   Treasurer since 1982.
                                                   Assistant Treasurer
                                                   and Assistant
                                                   Secretary from 1977 to
                                                   1982.  Corporate Tax
                                                   and Insurance Manager
                                                   from 1972 to 1977.

Keith L. Jolliff       52  Vice President          Vice President since
                                                   February 14, 1995.
                                                   Previously Director of
                                                   Corporate Purchasing
                                                   since 1994.  Manager
                                                   of Corporate Purchasing
                                                   from 1973 to 1994.
                                                   Assistant Purchasing
                                                   Agent and Buyer from
                                                   1966 to 1973.

William S. Klein       57  Vice President          Vice President since
                                                   1984.  Vice President-
                                                   Operations of Tire
                                                   Division since 1975.

Richard D. Teeple      52  Vice President and      Vice President since
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

Stan C. Kaiman         56  Secretary               Secretary since 1986.

Stephen O. Schroeder   44  Assistant Treasurer     Assistant Treasurer
                                                   since November 10, 1994.
                                                   Previously Manager,
                                                   Cash and Employee Funds
                                                   since 1984.

Eileen B. White        44  Assistant Corporate     Assistant Corporate
                           Controller              Controller since
                                                   November 10, 1994.
                                                   Previously Manager of
                                                   Financial Research and
                                                   Compliance since 1986.

   Each such officer shall hold such office until a successor is selected and qualified.

Item 11. EXECUTIVE COMPENSATION.

   Information regarding executive compensation appears on pages 6 through 14 of the Company's Proxy Statement dated March 21, 1995 and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   Information concerning the security ownership of certain beneficial owners and management of the Company's voting securities and equity securities appears on pages 16 and 17 of the Company's Proxy Statement dated March 21, 1995 and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   None.


Part IV.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) 1. Financial Statements

         The financial statements listed in the accompanying index to financial statements and financial statement schedules are filed as part of this Annual Report on Form 10-K.

      2. Financial Statement Schedule

         The financial statement schedule listed in the accompanying index to financial statements and financial statement schedules is filed as part of this Annual Report on Form 10-K.

      3. Exhibits

         The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

  (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1994.

         INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
                                                                   Page(s)
FINANCIAL STATEMENTS:                                             Reference
                                                                  ---------
   Consolidated Statements of Income for the years
    ended December 31, 1994, 1993 and 1992                           19
   Consolidated Balance Sheets at December 31, 1994 and 1993        20-21
   Consolidated Statements of Stockholders' Equity for the
    years ended December 31, 1994, 1993 and 1992                     22
   Consolidated Statements of Cash Flows for the years
    ended December 31, 1994, 1993 and 1992                           23
   Notes to Consolidated Financial Statements                       24-34
   Report of Independent Auditors                                    35

SUPPLEMENTARY INFORMATION:

   Quarterly Financial Data (Unaudited)                              36

FINANCIAL STATEMENT SCHEDULE:

   II.  Valuation and qualifying accounts                            37

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

(4)   Description of the Common Stock of the Company                 38

(10) Description of management contracts, compensatory plans, contracts, or arrangements is incorporated herein by reference from pages 6 through 14 of the Company's Proxy
      Statement dated March 21, 1995.

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

(11) Statement regarding computation of earnings per share is presented on page 28 of this Annual Report on Form 10-K

(13)  Annual report to security holders, Form 10-Q or quarterly
      report to security holders                                    39-46

(continued)                        16

(23)  Consent of Ernst & Young LLP                                   47

(24)  Powers of Attorney                                            48-51

(27)  Financial Data Schedule

(99)  Undertakings of the Company                                   52-54

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


Date:  March 21, 1995
       --------------

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                       Title                    Date
      ---------                       -----                    ----

PATRICK W. ROONEY*       Chairman of the Board,          March 21, 1995
                         President, Chief Executive
                         Officer and Director
                         (Principal Executive Officer)

J. ALEC REINHARDT*       Executive Vice President and    March 21, 1995
                         Director (Principal Financial
                         Officer)

JOHN FAHL*               Vice President and Director     March 21, 1995

JULIEN A. FAISANT*       Vice President and Corporate    March 21, 1995
                         Controller (Principal
                         Accounting Officer)

DELMONT A. DAVIS*        Director                        March 21, 1995

EDSEL D. DUNFORD*        Director                        March 21, 1995

DENNIS J. GORMLEY*       Director                        March 21, 1995

IVAN W. GORR*            Director                        March 21, 1995

JOSEPH M. MAGLIOCHETTI*  Director                        March 21, 1995

ALLAN H. MELTZER*        Director                        March 21, 1995

LEON F. WINBIGLER*       Director                        March 21, 1995


*By/s/ Stan C. Kaiman
   --------------------------------
   STAN C. KAIMAN, Attorney-in-fact

                    CONSOLIDATED STATEMENTS OF INCOME
                         Years ended December 31
       (Dollar amounts in thousands; per-share amounts in dollars)
                                1994         1993         1992
                             ----------   ----------   ----------
Revenues:
  Net sales                  $1,403,243   $1,193,648   $1,174,728
  Other income                    2,282          588        1,276
                              ---------    ---------    ---------
                              1,405,525    1,194,236    1,176,004

Costs and expenses:
  Cost of products sold       1,125,978      965,353      945,396
  Selling, general
   and administrative            68,748       62,282       58,686
  Interest and debt expense       2,680        2,351        2,081
                              ---------    ---------    ---------
                              1,197,406    1,029,986    1,006,163
                              ---------    ---------    ---------
Income before income taxes
  and cumulative effect of
  changes in accounting         208,119      164,250      169,841

Provision for income taxes       79,600       62,040       61,670
                              ---------    ---------    ---------

Income before cumulative
  effect of changes in
  accounting                    128,519      102,210      108,171

Cumulative effect of changes in
  accounting for postretirement
  benefits other than pensions
  and income taxes                   -            -       (64,960)
                              ---------    ---------    ---------

Net income                   $  128,519   $  102,210   $   43,211
                              =========    =========    =========

Income per share before
  cumulative effect of
  changes in accounting           $1.54        $1.22        $1.30

Cumulative effect of changes
  in accounting                      -            -          (.78)
                                   ----         ----          ---

Net income per share              $1.54        $1.22        $ .52
                                   ====         ====         ====




See Notes to Consolidated Financial Statements, pages 24 to 34.

                       CONSOLIDATED BALANCE SHEETS
        (Dollar amounts in thousands; per-share amounts in dollars)
                                               December 31
                                       ---------------------------
ASSETS                                    1994             1993
                                       ----------       ----------
Current assets:
  Cash, including short-term
    investments of $83,000 in
    1994 and $15,000 in 1993           $  103,285        $ 25,799

  Accounts receivable, less
    allowances of $3,600
    in 1994 and $3,100 in 1993            221,237         182,203

  Inventories:
    Finished goods                         69,098          81,067
    Work in process                        10,341          10,381
    Raw materials and supplies             37,084          19,663
                                        ---------         -------
                                          116,523         111,111

  Prepaid expenses and deferred taxes      13,666          12,904
                                        ---------         -------
         Total current assets             454,711         332,017

Property, plant and equipment:
  Land and land improvements               20,228          19,633
  Buildings                               190,129         182,612
  Machinery and equipment                 631,711         579,952
  Molds, cores and rings                   38,546          25,018
                                        ---------         -------
                                          880,614         807,215

  Less accumulated depreciation
    and amortization                      331,013         279,266
                                        ---------         -------

         Net property, plant
           and equipment                  549,601         527,949


  Other assets                             35,419          29,618
                                        ---------         -------

                                       $1,039,731        $889,584
                                        =========         =======












(continued)

                                                December 31
                                         -------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY        1994            1993
                                         ----------       --------
Current liabilities:
  Accounts payable                       $   83,864       $ 65,686
  Income taxes                                6,049          6,066
  Accrued liabilities                        56,583         50,063
  Current portion of debt                     5,112          5,345
                                          ---------        -------
         Total current liabilities          151,608        127,160

Long-term debt:
  9% senior notes payable, due 2001          27,273         31,818
  Other                                       6,341          6,911
                                          ---------        -------
         Total long-term debt                33,614         38,729

Postretirement benefits other
  than pensions                             127,347        118,542

Other long-term liabilities                  35,348         36,015

Deferred income taxes                        29,737         18,952

Commitments                                      -              -


Stockholders' equity:
  Preferred stock, $1 par value;
   5,000,000 shares authorized;
   none issued                                   -              -

  Common stock, $1 par value; 300,000,000
   shares authorized; 83,634,072 shares
   outstanding (83,581,768 in 1993)          83,634         83,582

  Capital in excess of par value              1,656          1,215

  Retained earnings                         576,787        465,389
                                          ---------        -------
         Total stockholders' equity         662,077        550,186
                                          ---------        -------
                                         $1,039,731       $889,584
                                          =========        =======







See Notes to Consolidated Financial Statements, pages 24 to 34.

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       Years ended December 31
       (Dollar amounts in thousands; per-share amounts in dollars)

                                                  Capital In
                                   Common Stock   Excess of    Retained
                                   $1 Par Value   Par Value    Earnings
                                   ------------   -----------  ---------
Balance at December 31, 1991       $41,481         $7,786      $390,381

  Net income                                                     43,211

  Exercise of stock options            323          2,470

  Two-for-one stock split           41,707         (9,645)      (32,062)

  Cash dividends -
   $.17 per share                                               (14,178)
                                    ------          -----       -------
Balance at December 31, 1992        83,511            611       387,352

  Net income                                                    102,210

  Exercise of stock options             71            604

  Cash dividends -
   $.20 per share                                               (16,710)

  Reduction for minimum pension
   liability, net of
   deferred income taxes                                         (7,463)
                                    ------          -----       -------

Balance at December 31, 1993        83,582          1,215       465,389

  Net income                                                    128,519

  Exercise of stock options             52            441

  Cash dividends -
   $.23 per share                                               (19,234)

  Adjustment for minimum pension
   liability, net of
   deferred income taxes                                          2,113
                                    ------          -----       -------
Balance at December 31, 1994       $83,634         $1,656      $576,787
                                    ======          =====       =======






See Notes to Consolidated Financial Statements, pages 24 to 34.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Years ended December 31
                              (in thousands)
                                      1994        1993        1992
                                   ----------  ----------  ----------
Operating activities:
  Net income                       $128,519    $102,210    $ 43,211
  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
      Depreciation and
       amortization                  55,603      46,352      38,077
      Deferred taxes                  8,983      10,526     (33,546)
      Postretirement benefits
       other than pensions            8,170       8,400     115,684

      Increase in accounts
       receivable                   (39,034)       (980)    (28,527)
      Decrease (increase) in
       inventories and
       prepaid expenses              (6,174)    (45,623)      6,206
      Increase (decrease) in
       accounts payable and
       accrued liabilities           24,698     (12,800)     25,274
      Increase (decrease) in
       other long-term
       liabilities and other           (828)      1,979      (7,958)
                                    -------     -------     -------
       Net cash provided by
        operating activities        179,937     110,064     158,421

Investing activities:
  Additions to property,
   plant and equipment              (78,449)   (117,249)   (110,156)
  Other                                  88       3,226          59
                                    -------     -------     -------
       Net cash used in
        investing activities        (78,361)   (114,023)   (110,097)

Financing activities:
  Issuance of debt                   13,000      24,000          -
  Payments on debt                  (18,349)    (33,318)     (6,259)
  Issuance of common stock              493         675       2,793
  Dividends paid                    (19,234)    (16,710)    (14,178)
                                    -------     -------     -------
       Net cash used in
        financing activities        (24,090)    (25,353)    (17,644)
                                    -------     -------     -------
Increase (decrease) in cash
 and short-term investments          77,486     (29,312)     30,680
Cash and short-term investments
 at beginning of year                25,799      55,111      24,431
                                    -------     -------     -------
Cash and short-term investments
 at end of year                    $103,285    $ 25,799    $ 55,111
                                    =======     =======     =======

See Notes to Consolidated Financial Statements, pages 24 to 34.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands; per-share amounts in dollars)

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

   Research and development - These costs are charged to expense as incurred and amounted to approximately $14,700, $15,100 and $13,700 in 1994, 1993 and 1992, respectively.

BUSINESS

The Company, a specialist in the rubber industry, manufactures and markets automobile and truck tires, inner tubes, vibration control products, hose and hose assemblies and automotive sealing systems.

   The Company manufactures products primarily for the transportation industry. Its non-transportation products accounted for less than one percent of sales in 1994, 1993 and 1992. Sales to one major customer approximated 13, 14 and 15 percent of net sales in 1994, 1993 and 1992, respectively.

INVENTORIES

Under the LIFO method, inventories have been reduced by approximately $64,653 and $52,850 at December 31, 1994 and 1993, respectively, from current cost which would be reported under the first-in, first-out method.


(continued)

LONG-TERM DEBT

The Company entered into a new credit agreement with four banks authorizing borrowings up to $120,000 with interest at varying rates. The proceeds may be used for general corporate purposes. The agreement provides that on March 1, 1998 the Company may convert any outstanding borrowings into a four-year term loan. A commitment fee is payable quarterly and is based on the daily unused portion of the $120,000. The credit facility supports the issuance of commercial paper. There were no borrowings under the agreement at December 31, 1994.

   The 9% Senior Notes, due October 1, 2001, provide for semiannual interest payments on April 1 and October 1 and annual principal prepayments of $4,545 on October 1 through the year 2000.

   Other long-term debt at December 31 was as follows:
                                                   1994       1993
                                                  ------     ------
Capitalized lease obligations                     $5,137     $5,259

8 7/8% mortgage note, payable
 $47,083 monthly including interest                1,204      1,652
                                                   -----      -----
                                                  $6,341     $6,911
                                                   =====      =====

   The mortgage note is secured by real and personal property with a carrying value of $7,631 at December 31, 1994.

   The most restrictive covenants under the loan agreements require the maintenance of $65,000 in working capital and restrict the payment of dividends; the amount of retained earnings not restricted was $454,284 at December 31, 1994.

   Interest paid on debt during 1994, 1993 and 1992 was $3,911, $4,723, and $5,111, respectively. The amount of interest capitalized was $1,170, $2,297, and $2,907 during 1994, 1993 and 1992, respectively.

   The required principal payments for long-term debt during the next five years are as follows: 1995-$5,112; 1996-$5,036; 1997 - $5,081;
1998 - $4,723; 1999 - $4,545. See the note on lease commitments for information on capitalized lease obligations.

   The Company has a Registration Statement with the Securities and Exchange Commission covering the proposed sale of its debt securities in an aggregate amount of up to $200,000. The Company may sell the securities to or through underwriters, and may also sell the securities directly to other purchasers or through agents or dealers. The net proceeds received by the Company from any sale of the debt securities would be available for general corporate purposes.










(continued)

ACCRUED LIABILITIES

Accrued liabilities at December 31, were as follows:
                                            1994             1993
                                            ----             ----
Payroll                                   $32,403          $27,466
Other                                      24,180           22,597
                                           ------           ------
                                          $56,583          $50,063
                                           ======           ======

PREFERRED STOCK

At December 31, 1994, 5,000,000 shares of preferred stock were authorized but unissued. The rights of the preferred stock will be determined upon issuance by the board of directors.


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

COMMON STOCK

There were 7,565,368 common shares reserved for the exercise of stock options and contributions to the Company's Thrift and Profit Sharing Plan at December 31, 1994.



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

   The options granted under these plans which were outstanding at December 31, 1994 have a term of 10 years and become exercisable 50 percent after the first year and 100 percent after the second year.

   The Company's 1991 nonqualified stock option plan provides for granting options to directors, who are not employees of the Company, to purchase common shares at prices not less than market at the date of grant. Options granted under this plan have a term of ten years and are exercisable in full beginning one year after the date of grant.

   Summarized information for the plans follows:
                                      Number of            Price Range
                                       Shares               Per Share
                                      ---------            -----------
Outstanding at
 December 31, 1992                     443,610           $ 5.09 - $25.88
  Granted under 1986 plan               84,800                     25.00
  Granted under 1991 plan                2,195                     34.69
  Exercised                            (71,036)             5.09 - 24.94
  Cancelled                             (4,800)            15.19 - 24.94
                                       -------
Outstanding at
 December 31, 1993                     454,769            $5.09 - $34.69
  Granted under 1986 plan               75,000                     24.50
  Granted under 1991 plan                2,747                     26.44
  Exercised                            (52,304)             5.09 - 15.19
  Cancelled                            ( 5,143)            12.16 - 34.69
                                       -------
Outstanding at
  December 31, 1994                    475,069            $5.09 - $34.69
                                       =======

   At December 31, 1994, under the 1981 plan, options were exercisable on 24,024 shares and no shares were available for future grants. At December 31, 1993, options were exercisable on 37,200 shares and no shares were available for future grants.

   Under the 1986 plan, at December 31, 1994, options were exercisable on 326,022 shares and 1,236,990 shares were available for future grants. At December 31, 1993, options were exercisable on 285,850 shares and 1,308,640 shares were available for future grants.

(continued)

   At December 31, 1994, under the 1991 plan, 5,476 options were exercisable and 91,541 shares were available for future grants. At December 31, 1993, 5,074 options were exercisable and 92,495 shares were available for future grants.

EARNINGS PER SHARE

Net income per share is based upon the weighted average number of shares outstanding which were 83,623,234 in 1994, 83,549,566 in 1993 and
83,357,141 in 1992. The effect of common stock equivalents is not significant for any period presented.

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

   Pension expense increased in 1994, 1993 and 1992 reflecting increased benefits in each year offset by returns on the plans' assets.  Pension expense for 1994, 1993 and 1992 included the following components:
                                      1994          1993         1992
                                     ------        ------       ------
Service cost - benefits
  earned during period               $ 9,769       $ 7,641      $ 6,378

Interest cost on projected
  benefit obligation                  17,485        16,327       14,280

Actual return on assets                1,565       (12,875)     (26,337)
Net amortization and deferral        (17,201)         (879)      15,377
                                      ------        ------       ------
Net periodic pension cost            $11,618       $10,214      $ 9,698
                                      ======        ======       ======

   The plans' assets consist of cash, cash equivalents and marketable securities.  The funded status of the Company's plans at December 31,
1994 and 1993 was as follows:
                                            December 31, 1994
                                       -----------------------------
                                             Plans for Which
                                             ---------------
                                       Assets Exceed     Accumulated
                                        Accumulated       Benefits
                                         Benefits       Exceed Assets
                                       -------------    -------------
Actuarial present value of
 benefit obligations:

  Vested benefit obligation             $(106,291)        $(86,629)
                                          =======          =======

  Accumulated benefit obligation        $(108,824)        $(88,350)
                                          =======          =======

  Projected benefit obligation          $(159,326)        $(90,310)

Plans' assets at fair value               148,488           63,059
                                          -------          -------

Projected benefit obligation
 in excess of plan assets                ( 10,838)         (27,251)

Unrecognized transition amount              5,814            3,172

Unrecognized prior service cost               173           10,498

Unrecognized net loss                      26,344            9,707

Adjustment for minimum liability                -          (22,673)
                                          -------           ------
Pension asset (liability)
 recognized in the Balance Sheet        $  21,493         $(26,547)
                                         ========           ======




















(continued)

                                            December 31, 1993
                                       -----------------------------
                                              Plans for Which
                                              ---------------
                                       Assets Exceed     Accumulated
                                        Accumulated       Benefits
                                         Benefits       Exceed Assets
                                       -------------    -------------
Actuarial present value of
 benefit obligations:

  Vested benefit obligation             $(106,304)        $(87,598)
                                         ========          =======

  Accumulated benefit obligation        $(108,984)        $(89,743)
                                         ========          =======

  Projected benefit obligation          $(152,243)        $(91,579)

Plans' assets at fair value               144,934           63,341
                                         --------          -------
Projected benefit obligation
 in excess of plan assets                (  7,309)         (28,238)

Unrecognized transition amount              6,508            3,566

Unrecognized prior service cost                 -            7,828

Unrecognized net loss                      18,067           12,759

Adjustment for minimum liability                -          (23,929)
                                         --------          -------
Pension asset (liability)
 recognized in the Balance Sheet        $  17,266         $(28,014)
                                         ========          =======

   The actuarial present value of benefit obligations in 1994 reflects the increase of the assumptions for the discount rate and the rate of increase in future compensation levels. The expected long-term rate of return on the plans' assets was 10 perent in 1994, 1993 and 1992. The assumptions used to determine the status of the Company's plans at December 31 were as follows:

                                    1994                  1993
                                    ----                  ----
  Increase in future
    compensation levels             6.0%                  5.0%
  Discount rate                     8.0                   7.0

   The information presented above includes an unfunded, nonqualified supplemental executive retirement plan covering certain employees whose participation in the qualified plan is limited by provisions of the Internal Revenue Code.

   The Company sponsors several defined contribution plans for its employees. Substantially all employees are eligible to participate upon attaining minimum continuous service requirements. Participation is (continued) voluntary and participants' contributions are based on their compensation. The Company matches certain plan participants' contributions up to various limits. Company contributions are based on the lesser of (a) participants' contributions up to a specified percent of each participant's compensation, less any forfeitures, or (b) an amount equal to fifteen percent of the Company's pre-tax earnings in excess of ten percent of stockholders' equity at the beginning of the year. Expense for these plans was $7,485, $6,027 and $5,503 for 1994, 1993 and 1992, respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
The Company currently provides certain health care and life insurance benefits for its active and retired employees. If the Company does not terminate such benefits, or modify coverage or eligibility requirements, substantially all of the Company's United States employees may become eligible for these benefits during their retirement if they meet certain age and service requirements. The Company has reserved the right to modify or terminate such benefits at any time. In recent years benefit changes have been implemented throughout the Company.
   During the fourth quarter of 1992 the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," retroactive to January 1, 1992. The Standard requires, among other things, that employers use the accrual method of accounting for the cost of providing such benefits in the future. The Company continues to fund these benefit costs as claims are incurred. The cumulative effect of adopting this Standard at January 1, 1992 was a one-time charge to net income of $67,393, net of a deferred income tax benefit of $40,797, or 81 cents per share.

   Postretirement benefits expense for 1994, 1993 and 1992 included the following components:
                                1994        1993        1992
                              -------     -------     -------
   Service cost               $ 3,022     $ 2,226     $ 2,094
   Interest cost               10,803       9,805       9,261
   Amortization                   261         -           -
                               ------      ------      ------
                              $14,086     $12,031     $11,355
                               ======      ======      ======

   The status of the Company's plans at December 31, 1994 and 1993 was as follows:
                                                   1994         1993
                                                 --------     --------
   Accumulated postretirement
     benefit obligation (APBO):
     Retirees                                    $ 61,280     $ 83,974
     Fully eligible active plan participants       22,525       24,148
     Other active plan participants                31,881       38,547
                                                  -------      -------
                                                  115,686      146,669
   Deferred gain (loss)                            17,561      (21,591)
                                                  -------      -------
   Postretirement benefit liability
     recognized in the Balance Sheet             $133,247     $125,078
                                                  =======      =======

(continued)

   The discount rate used in determining the APBO was 8.5 percent and
7.5 percent for 1994 and 1993, respectively. The decrease in the APBO is due primarily to the increase in the assumption for the discount rate. At December 31, 1994, the assumed average annual rate of increase in the cost of health care benefits (health care cost trend rate) was ten percent for 1995 declining by 1/2 percent per year through 2003 when the ultimate rate of six percent is attained. This trend rate assumption has a significant effect on the amounts reported above. A one percent increase in the health care cost trend rate would increase the APBO by $5,300 and the net periodic expense by $600 for the year.
   The Company has a Voluntary Employees' Beneficiary Trust and Welfare Benefits Plan (VEBA) to pre-fund future health benefits for eligible active and retired employees. The pre-funded amount was $9,900 in 1994 and $9,200 in 1993.

INCOME TAXES

The provision for income taxes, before cumulative effect of changes in accounting, consists of the following:
                                     1994        1993        1992
                                   -------     -------     -------
Current:
  Federal                          $60,819     $44,531     $47,940
  State and local                    9,798       6,983       6,883
                                    ------      ------      ------
                                    70,617      51,514      54,823
Deferred:
  Federal                            7,677       8,849       5,420
  State and local                    1,306       1,677       1,427
                                    ------      ------      ------
                                     8,983      10,526       6,847
                                    ------      ------      ------
                                   $79,600     $62,040     $61,670
                                    ======      ======      ======

   The effective income tax rate, based on income before cumulative effect of changes in accounting, differs from the statutory Federal tax rate as follows:
                                       1994      1993      1992
                                       -----     -----     -----
Statutory Federal tax rate             35.0%     35.0%     34.0%

State and local income taxes,
  net of Federal income tax
  benefit                               3.5       3.4       3.2

Other                                  (0.3)     (0.6)     (0.9)
                                       ----      ----      ----
Effective income tax rate              38.2%     37.8%     36.3%
                                       ====      ====      ====

   Payments for income taxes in 1994, 1993 and 1992 were $70,634, $54,712, and $53,123, respectively.




(continued)

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax liabilities and assets as of December 31, 1994 and 1993 are as follows:
                                           1994        1993
                                         -------     -------
Deferred tax liabilities:
  Tax over book depreciation             $65,638     $55,181
  Other                                   20,852      17,207
                                          ------      ------
    Total deferred tax liabilities        86,490      72,388
Deferred tax assets:
  Postretirement benefits other
   than pensions                          46,119      43,305
  Other                                   21,326      20,377
                                          ------      ------
    Total deferred tax assets             67,445      63,682
                                          ------      ------
    Net deferred tax liabilities         $19,045     $ 8,706
                                          ======      ======

These amounts are included in the accompanying balance sheets as follows:
                                           1994        1993
                                         -------     -------
Current assets, included in prepaid
  expenses and deferred taxes            $10,692     $10,246
Noncurrent liabilities - deferred
  income taxes                            29,737      18,952
                                          ------      ------
Net deferred tax liabilities             $19,045     $ 8,706
                                          ======      ======

   During the fourth quarter of 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," retroactive to January 1, 1992. The cumulative effect of adopting this Standard at January 1, 1992 was a one-time credit to income of $2,433, or 3 cents per share.

LEASE COMMITMENTS

The Company leases certain manufacturing facilities and equipment under long-term leases expiring at various dates. The leases generally contain renewal or purchase options and provide that the Company shall pay for insurance, property taxes and maintenance.










(continued)

   Included in property, plant and equipment are the following capitalized lease amounts at December 31, 1994 and 1993:
                                       1994          1993
                                      ------        ------
Land and land improvements           $   378       $   378
Buildings                              9,788         9,788
Machinery and equipment               13,640        13,793
                                      ------        ------
                                      23,806        23,959
Less accumulated amortization         20,444        20,330
                                      ------        ------
                                     $ 3,362       $ 3,629
                                      ======        ======

   Rental expense for operating leases was $6,235 for 1994, $5,362 for 1993 and $5,756 for 1992.

   Future minimum payments for all noncancelable leases at December 31,
1994 are summarized below:
                                    Capital          Operating
                                    Leases            Leases
                                   --------          ---------
1995                               $   444            $ 2,152
1996                                   323              1,536
1997                                   323                608
1998                                   323                307
1999                                   323                140
2000 and later                      12,010                108
                                    ------             ------
                                    13,746            $ 4,851
                                                       ======
Less amount representing
  interest                           8,491
                                    ------
Present value of minimum
  lease payments                   $ 5,255
                                    ======

                      REPORT OF INDEPENDENT AUDITORS


The Board of Directors

Cooper Tire & Rubber Company

We have audited the accompanying consolidated balance sheets of Cooper Tire & Rubber Company as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper Tire & Rubber Company at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   As discussed in the notes to the financial statements, in 1992 the Company changed its methods of accounting for postretirement benefits other than pensions and income taxes.



                                          /s/ Ernst & Young LLP
                                          ---------------------
                                          ERNST & YOUNG LLP




Toledo, Ohio
February 14, 1995

                        QUARTERLY FINANCIAL DATA
                              (UNAUDITED)

        (All dollar amounts in thousands except per share figures)
                                              QUARTER
                             ------------------------------------------
1994                          FOURTH      THIRD      SECOND     FIRST
- ----                          ------      -----      ------     -----
Net Sales                    $361,316    $383,456   $329,339   $329,132
Gross Margin                 $ 77,999    $ 76,087   $ 61,691   $ 61,488
Net Income                   $ 39,100    $ 35,454   $ 27,459   $ 26,506
Net Income Per Share             $.47        $.42       $.33      $ .32
Dividend Per Share              $.060       $.060      $.055      $.055

Stock Price:  High            $25 3/8     $26 1/8    $28        $29 1/2
              Low             $21 5/8     $22 3/4    $22 1/2    $23 1/2

                                              QUARTER
                             ------------------------------------------
1993                          FOURTH      THIRD      SECOND     FIRST
- ----                          ------      -----      ------     -----
Net Sales                    $294,875    $326,107   $292,566   $280,100
Gross Margin                 $ 59,943    $ 57,108   $ 54,572   $ 56,672
Net Income                   $ 27,835    $ 25,155   $ 24,024   $ 25,196
Net Income Per Share             $.33        $.30       $.29       $.30
Dividend Per Share              $.055       $.055      $.045      $.045

Stock Price:  High            $25 1/2     $28 5/8    $39 5/8    $39 1/2
              Low             $20         $22 7/8    $21 1/2    $30 1/2

                        COOPER TIRE & RUBBER COMPANY

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                Years ended December 31, 1994, 1993 and 1992
                   Balance at    Additions                   Balance
                   Beginning      Charged     Deductions     at End
                    of Year      To Income        (a)        of Year
                   ---------     ---------     ---------     -------
Allowance for
  doubtful accounts:
     1994         $3,100,000    $1,089,074    $  589,074   $3,600,000
                   =========     =========     =========    =========

     1993         $3,100,000    $  647,967    $  647,967   $3,100,000
                   =========     =========     =========    =========

     1992         $3,000,000    $1,392,578    $1,292,578   $3,100,000
                   =========     =========     =========    =========

(a) Accounts charged off during the year, net of recoveries of accounts previously charged off.

                                                            Exhibit (4)

                      DESCRIPTION OF COMMON STOCK

   The Company is authorized to issue 300,000,000 shares of Common Stock, par value $1.00 per share. As of March 6, 1995, 83,638,872 shares were issued and outstanding. Each share of Common Stock has equal dividend, liquidation and voting rights. The shares of Common Stock are not redeemable and have no conversion rights. The only rights to subscribe for additional shares of the Company's capital stock are those involved in a Stockholder Rights Plan adopted May 27, 1988 and described in a Rights Agreement between the Company and Society National Bank as Rights Agent. All shares of Common Stock presently outstanding are fully paid and nonassessable.

   The most restrictive covenants under the Company's loan agreements require the maintenance of $65,000,000 in working capital and limit the payment of cash dividends, purchase or redemption of capital stock and any other cash distributions to stockholders. The amount of retained earnings not restricted under the agreements was $454,284,000 at December 31, 1994.

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

   The Company's Board of Directors consists of three classes of directors as nearly equal in number as the total number of directors constituting the entire board permits. By a vote of a majority, the Board of Directors has the authority to fix the number of directors constituting the entire board at not less than six (6) nor more than twelve (12) individuals, and the number is currently fixed at ten (10). The term of each class of directors is three years and each class of directors is elected in successive years. The shares of Common Stock have non-cumulative voting rights.

   The Transfer Agent and Registrar for the shares of Common Stock of the Company is KeyCorp Shareholder Services, Inc., Cleveland, Ohio.

                                                            Exhibit (13)
                OPERATIONS REVIEW AND PRODUCT OVERVIEW

                         OPERATIONS REVIEW

Tire Products

INDUSTRY OVERVIEW
Record-breaking replacement shipments were registered by the tire industry in 1994. This improvement over early industry forecasts was attributed to a strong economy and pent-up consumer demand. Total replacement tire shipments for 1994 reached 208.8 million units compared with 200.4 million in 1993, an increase of 4.2 percent. Light truck shipments led the way with an 11.7 percent increase while medium truck units increased 6.3 percent. Passenger units increased 2.9 percent. Inner tubes for passenger, truck and bus use reversed a declining trend and increased by 2.5 percent during the year.
   The market for replacement tires continued to grow because of two key consumer trends. Motorists continued to keep cars longer, and miles driven per year increased. Ten years ago, the average age of automobiles on America's highways was 7.6 years. In 1994 that estimated average was 8.3 years. American motorists put approximately 11,600 miles on each vehicle this past year compared to 9,600 a decade ago.
   Consumers have several choices in buying tires: independent tire dealers, department and chain stores, service stations, company-owned tire stores and various other outlets. The majority of consumers buy tires at independent tire dealers which is positive for Cooper. The Company's three proprietary brands are sold to independent tire dealers and distributors under the brand names Cooper, Mastercraft and Starfire.
   According to a 1994 J.D. Power and Associates replacement tire study, consumers feel that independent tire dealers and service stations provide higher levels of customer satisfaction. A recent study by a major trade magazine indicated independent tire dealers and service stations represented 59 percent of all passenger tires sold in the retail market. This is a positive implication for the Company since more than half of all Cooper-produced tires are sold through this market channel.

PRODUCTS
Cooper has established a solid reputation in the marketplace for world-class quality tires at affordable prices. Excellence in customer service continues to be a strength which helps differentiate Cooper in the industry.
   During 1994 Cooper introduced several new product lines for the Cooper house brand. The Cooper Rain-Master Radial's deep center channel helps resist hydroplaning, thus providing superior wet weather traction. This outstanding radial tire features a 60,000 mile limited treadwear warranty and one of the industry's highest UTQG grades for "rain tires" at 420 A-B. As one of the pioneers in center groove technology, Cooper first began using the deep, molded center channel earlier in performance radials.
   The Cooper Lifeliner Classic II is an updated version of the popular touring radial. With a 60,000 mile limited treadwear warranty, this all-season design is available in a traditional white sidewall configuration. Several sizes are also available with black sidewalls which fit the increasing OE and replacement market trend for the sportier blackwall look.
   Late in 1994 Cooper introduced the Trendsetter SE, an economy all-season radial. This special edition, value radial carries a 40,000 mile limited warranty and is a result of the constant updating of Cooper products to take advantage of the latest in technology and market trends.
(continued)

   In 1994 five of the top ten best-selling vehicles were in the pick-up, van and SUV (sport utility vehicle) category. Responding to this strong demand, Cooper strengthened its light truck radial lines with the introduction of the Discoverer Radial STE early in 1994. This touring design radial carries a free replacement limited warranty on workmanship and materials.
   Cooper's steady entry into the medium truck radial market continued in 1994 with the limited introduction of the Cooper CXML 440, a drive-axle radial with a popular and versatile tread depth. Cooper's strong "C9000" casing in this medium truck radial gives owner/operators the opportunity for multiple recapping which, in turn, reduces the cost-per-mile to operate the vehicle. Commercial users select tires which help maximize their profitability.
   A total of 67 new tire lines were brought on-line in 1994 for Cooper customers. These included upgrades for existing successful product categories in addition to brand new lines for the large private label customers signed in the year.
   In order to meet global competition, Cooper continues to use cutting-edge technology along with careful market observation to discover consumer trends and forecast market demand. This, combined with a goal of total customer satisfaction, will help keep Cooper in a prominent position in the marketplace.

FACILITIES
Cooper announced a major expansion of its Clarksdale inner tube plant during 1994. This $10.5 million project represents renovation and modernization of the existing 130,000-square-foot facility as well as an additional 48,000-square-foot manufacturing and warehouse space. A new distribution hub will be created at the Clarksdale facility to improve service to domestic and international inner tube customers.
   The Albany plant continues to provide steady, incremental production growth for Cooper products. Goals have been met in planned expansions to increase passenger, light and medium truck radial production. The installation of multi-million dollar, state-of-the-art equipment plus ongoing improvements in existing machinery are paving the way for meeting objectives in 1995 and beyond. Future expansions have been designed and are ready for implementation when necessary.
   In early 1995 construction will begin on a new $14.4 million flexible manufacturing facility for tire molds in Findlay. This advanced technology facility will help improve customer service by allowing Cooper the capability to produce critical tire molds in a significantly shorter time frame than is possible when using outside mold manufacturers.
   Automation continues to be introduced throughout Cooper's plants to improve product quality and control costs. One example is an automated finishing unit in Albany. This concept, first put into place in the Tupelo facility, was subsequently improved when implemented in Albany. By using bar code technology tires can be sorted and finished according to customers' specifications, and then separated for shipment automatically, accurately and quickly for enhanced customer service.
   The Findlay distribution center tested and implemented a radio-frequency warehouse management system designed to improve the handling of finished products. Planned for implementation in all warehouses during 1995, this new system incorporates bar codes to identify each tire and then determines the fastest and most practical way to speed the tire onto its final destination. Some tires will be sent directly to warehouse storage for future shipment while others will come off the production line and immediately be loaded into trucks for shipment to Cooper's network of distribution centers or customers' receiving docks.



(continued)

   Findlay is also the pilot facility for a new computerized maintenance system. Scheduled for launching early in 1995, this new program is designed to keep equipment running at maximum efficiency. Because of the complexity involved in scheduling routine maintenance, this new system links maintenance, production, centralized stores, purchasing, accounting and engineering to bring all components together efficiently for routine maintenance and scheduled repairs. Cost savings under this program are expected to be significant. This new maintenance system will be incorporated in other manufacturing facilities in the near future.
   Cooper has an ongoing energy management program which has a goal of reducing utility costs at all facilities. By negotiating utility contracts and decreasing energy use through carefully monitored conservation programs as well as various other key projects, Cooper has substantially reduced utility costs over the past few years. It is the Company's belief that natural resources are precious commodities and should be protected.

TECHNOLOGY
The global marketplace demands that manufacturers today combine the latest technology with product innovation to give consumers the products they want at the prices they can afford.
   Examples of Cooper's ability to implement cutting-edge technology appear throughout its operations. Fiber optic backbone cables connect work stations in all newly refurbished facilities. These high-speed lines link departmental computers to all computing resources within the Company for fast communication and information retrieval. There is a trend in many progressive companies, which use "client/server" technology, to reduce reliance on mainframe systems and take advantage of the flexibility and low cost of departmental computers.
   For many years Cooper engineers designed and fabricated complex equipment to improve tire building processes. This past year, a new tool became available to help design machinery and study applications. Using specialized computer simulation software, a new machine could be designed and "set into motion", measuring efficiency, space requirements and output before undertaking the time-consuming prototype process necessary in traditional machine design systems.
   In addition to Cooper's successful equipment development programs, product research and design teams have ongoing projects working to help improve materials and tire construction processes. Cooper's chemists and skilled technicians work closely with purchasing agents to find better sources and improved compounds to enhance overall product quality and reduce costs whenever possible. Saving minor amounts on materials and compounds in each tire can result in significant cost improvements.

MARKETING
Over the years the Company has maintained a balance between proprietary and private brand sales. Cooper's house brands are marketed through independent dealers and distributors under the brand names Cooper, Mastercraft and Starfire. Private label customers include mass merchandisers, large wholesale distributors and large retailers.
   Several industry surveys revealed that Cooper-produced brands are among the industry's best. The September, 1994 issue of Tire Review's annual brand survey cited Mastercraft and Cooper as two of the top three brands in best overall brand satisfaction. In two Modern Tire Dealer studies, independent dealers named Cooper as the light truck tire brand which offered the greatest profit margin and also rated Cooper's performance lines as one of the top two in profitability.




(continued)

   Cooper experienced substantial growth in 1994 in the international market and currently exports to more than 80 countries around the world. In September Cooper was named as a supplier to Autobacs Seven of Japan. Cooper is currently furnishing two private label lines to this leading Japanese retailer, and Autobacs will serve as the exclusive distributor of Cooper brand products in Japan. With similar operating philosophies
- - quality products, excellent value and outstanding service - this association should prove favorable for both companies.
   Winston Tires, the largest retail automotive chain in California, selected Cooper as a supplier early in 1994. This high-profile retailer, with more than 160 stores in key California markets, specializes in tires, wheels and automotive services. A unique feature of Winston Tires is the signature of the owner, Sam Winston, stamped in the sidewall of premium lines.
   In addition to new business, Cooper signed a 10-year agreement with an existing customer, TBC Corporation, Memphis, Tennessee, one of America's largest marketer/distributors of tires. Cooper has been a major supplier to TBC since 1971.
   A new national advertising campaign was launched in 1994 for the Cooper brand. A series of computer-animated commercials were aired on national network television. To help support this initial television campaign, a four-color print ad featuring the popular Discoverer light truck line appeared in magazines geared toward recreational vehicle users. Cooper continued its sponsorship of Paul Harvey's popular, syndicated national radio broadcasts for the fifth year. For 1995 the Company plans to use network television and Paul Harvey radio to continue to build awareness of the Cooper brand among the general consuming public.
   The Company remained committed to superior customer service by encouraging employee teams to enhance total customer satisfaction.
These groups focus on areas of critical importance to Cooper customers such as faster product introductions, improved warehousing, specialized forecasting, performance tire development and other marketing issues.
   Using experts in the computer software field, a Cooper employee team designed a new order entry system that combines employee strengths and customer needs with the latest technology to "make the best better." This new communication system is slated to go on-line in 1995 and will upgrade a proven Cooper strength/outstanding customer service.


GLOSSARY OF TERMS

UNIFORM TIRE QUALITY GRADING (UTQG) - a system required by the National Highway Transportation Safety Administration to help consumers compare tire features and benefits.
SPORT UTILITY VEHICLES (SUV) - an industry term referring to vehicles in the light truck category such as Ford Explorer, Jeep Grand Cherokee and Chevrolet Blazer.
DRIVE AXLE - generally used when referring to medium trucks, this is the axle which "drives" or "powers" the vehicle. It is usually the rear axle on the cab.
FIBER OPTIC BACKBONE CABLES - a high speed "pipeline" for transmitting large volumes of information without interference from environmental disturbances such as electrical motors and lightning.
PROPRIETARY - exclusively owned or created by the Company as in "proprietary brands sold only by Cooper" or "proprietary equipment designed and patented by Cooper."
FINISHING - the last stage of tire production where sidewalls are buffed and vents are trimmed to provide an attractive, consumer-ready product.

THE AMAZING BAR CODE

Most individuals today have come in contact with bar codes whether in the check-out line at the local supermarket or when buying shoes at their favorite department store.

UPC (Uniform Product Code) or bar code technology enables today's consumer to make purchasing quick and accurate, saving time and money. This technology also enables manufacturers to streamline and automate processes. At Cooper bar codes are used in many applications to enhance product quality and improve service to customers.

In one manufacturing facility, bar codes are used to steer self-guided vehicles through the plant using radio frequency transmission. Trays of tire components silently glide through aisles arriving at the necessary work station just in time for the builder's use.

Bar codes are located on tire sidewalls to track tires as they proceed through the various processes. Tires can be sorted, finished according to a specific customer specification and then separated for shipment automatically, accurately and quickly.

In the warehouse, bar codes on tire labels are used to identify tires and designate final destination. Dealers with automated systems also use this technology to manage their tire inventories.

Engineered Products

INDUSTRY OVERVIEW
The North American auto industry continues to serve as a major force in the overall economy. During 1994 consumer confidence in the marketplace reached a five-year high. With the average 1994 car price in the United States topping $20,000, leasing became a popular option for consumers by helping make new car payments more affordable. Leasing accounted for 25 percent of all new car sales and helped drive the market upward. The number of new passenger and light truck vehicles produced in the United States, Canada and Mexico for the year was approximately 15.3 million vehicles, up about 11 percent over 1993. Industry analysts currently predict an 8 percent growth rate for North American light vehicle production in 1995. The Company expects continuing strong demand for its engineered rubber products.
   Cooper's quality and responsiveness to customer needs have helped the Company grow faster than the markets served. Understanding the automobile industry and a willingness to tackle challenges has allowed Cooper the opportunity to develop and introduce new and innovative products.
   The Company's commitment to the automotive industry is evident by the fact that virtually all engineered product sales are to original equipment manufacturers. Cooper is a market-driven company, understanding the needs of the automotive industry.

PRODUCTS
Cooper is a leading supplier of vibration control products, body sealing components and reinforced hoses for the automotive industry. Cooper's firm commitment to deliver quality components and service has resulted in industry-wide respect in this highly competitive field. The Company improves products through research, international licensing agreements and cooperation with customers and outside resources.




(continued)

   Under development since 1992, Cooper's full vehicle vibration modal analysis will present exciting possibilities for future vehicle improvements. Originally developed with a major auto manufacturer and a large university, this program is now funded entirely by Cooper. This process will allow for identification of vibration and noise sources within the vehicle and predicts the characteristics of the ideal rubber isolator to correct the objectionable condition. This advanced technology achievement will help provide consumers the ultimate in ride and vehicle comfort.
   Cooper successfully introduced body seals for the new Chrysler Cirrus and Stratus in 1994. Reacting to consumer demand for aesthetic appeal in today's vehicle, color-matched body seals will be supplied by Cooper's engineered products for several 1996 General Motors models. This is the single largest body sealing program ever undertaken by Cooper's engineered products.
   Cooper hose products continue to gain wide acceptance among automotive manufacturers. New business secured for 1995 and beyond will require future expansions of the hose facility in Bowling Green. As part of these expansions, Cooper will also include space for the development of power steering and air conditioning hoses which require different processing than the current low pressure hose products. One of the goals of this process currently under development is to permit the manufacture of this new product line without using lead press technology thereby providing an environmental benefit.

FACILITIES
Cooper is committed to a planned program of continuous improvements to maintain position as a world-class supplier to the automotive industry. Over the last five years the Company has invested over $70 million in new engineered products manufacturing facilities and equipment.
   At the Auburn molded-products facility a waterborne adhesive line was added. This major investment will help meet environmental regulation standards as well as improve performance and productivity. In the El Dorado plant a pin barrel extruder and preformer were installed. Both will enhance quality and help meet production objectives.
   The two plants in Bowling Green also were upgraded in 1994. At the hose facility, two autoclaves were added while the body sealing facility installed more efficient curing ovens, giving greater line speed, increased productivity and improved quality products.
   Cooper's engineered products facilities continued overall improvement efforts with the implementation of a formalized program whereby processes and procedures are systematically examined for efficiency maximization and waste minimization opportunities. The initial program was instituted at the Bowling Green facilities and will be conducted at the Auburn and El Dorado locations.
   Cooper also initiated a QS9000 certification process in 1994 with formal registration planned for 1996. This mandate by the major U.S. car companies specifies the quality standards which must be met by automotive suppliers. In addition to an overall industry standard, each major U.S. auto manufacturer will also require an individual standard to be met as well.

TECHNOLOGY
Over the years Cooper's engineered products have evolved, responding to the changing requirements of the automotive industry. Today, Cooper offers complete, independent and cooperative design and development assistance as well as the latest manufacturing technologies. Cooper engineers and design technicians have pioneered many new and improved products and will continue to impact the original equipment industry.
   Cooper continues to be dedicated to the study of active sound and vibration technologies. As consumers demand more driving comfort, automotive manufacturers strive to provide quiet, vibration-free vehicles.
(continued)                         44

   Cooper, in cooperation with two major universities, has an ongoing program to investigate the inter-relationship of vibration-induced noise. The Company has acquired sound pressure intensity measuring equipment and calibrated microphones to measure sound in two key areas. The new equipment will be used in Auburn for vibration studies and at Bowling Green for sealing system analysis.
   In addition to the improvements in the development of active engine mounts, sound control systems and muffler systems, there are many other related areas that could benefit from this technology. The Company will be pursuing these applications to take advantage of its expertise.
   Cooper entered into a collaborative agreement with Germany's ContiTech Group which is a part of Continental AG. This accord allows for technical assistance and licensing agreements, as well as design and development cooperation in original equipment automotive component projects in North America and Europe. Covering automotive projects in areas such as vibration control, hose products and body sealing, this agreement will provide for an efficient exchange of technology as "world" cars are designed on one continent for production on another.

MARKETING
At Cooper, quality assurance starts with raw material purchases, extends through final assembly, and finishes with customer service. Investments in modern manufacturing facilities and equipment, information processing and technical engineering tools have helped expand Cooper's leadership position in the original equipment products field.
   Many of today's most popular vehicles carry Cooper-produced parts. The new Chrysler minivans carry a multitude of Cooper hoses and vibration control components. On Chrysler's T300 Ram pickup, Cooper furnishes all the body seals plus several different hoses and vibration control devices. On Ford's Contour and Mercury's Mystique, Cooper makes the engine mounts and various hoses.
   Cooper continues to expand engineered product lines with the development of total vehicle systems as evidenced by new business on line for 1995. Included are parts for the Ford Explorer and Taurus, Mercury Sable, Chevrolet Blazer and Chrysler Voyager, Town & Country and Caravan and Dodge Dakota pickup. Cooper has already secured business as the lead supplier for fluid-filled mounts on the 1999 replacements for the recently introduced Ford Contour and Mercury Mystique.
   In a move to streamline operations, two non-core product lines were discontinued in the engineered products area during 1994. The exhaust hose and urethane seating operations were sold in order to concentrate resources and production capacity in core product areas where more opportunities exist for Cooper. This move allows the Company to focus on expanded business opportunities in the hose, vibration control and body sealing product lines.
   Cooper continues to improve its relationship with the world's leading automotive manufacturers. With recognized expertise in product engineering, manufacturing and customer service, Cooper continues to gain new business in all product lines.

GLOSSARY OF TERMS

VEHICLE VIBRATION MODAL ANALYSIS - a state-of-the-art method for determining vehicle performance during acceleration, braking, turning and ride. This analysis is used to design vibration suppression products to minimize or eliminate vibration or noise in vehicles.
LEAD PRESS TECHNOLOGY - a process utilizing a lead sheath around the outside of certain hoses to control dimensions during manufacturing. ISOLATOR - a component used to remove or isolate vibration or noise in a vehicle.


(continued)

SOUND PRESSURE INTENSITY MEASURING EQUIPMENT - highly sophisticated sensors and equipment that measure and record vibration-induced noise at different performance points in the vehicle during test simulation of idle, acceleration, braking, turning and ride.
FLUID-FILLED MOUNTS - a load-bearing, liquid-filled engine mount used to reduce vibrations as vehicles travel over rough roads.

                            PRODUCT OVERVIEW

TIRE PRODUCTS - The Company sells replacement tires and tubes to consumers through a network of independent dealers, large wholesale distributors, mass merchandisers and large retailers.

PASSENGER
The 15 lines of passenger radial tires include "rain-tire", touring, high performance and value designs. With speed ratings of S,T,H and V and other important characteristics such as all-season, rib and high traction capability, Cooper's passenger lines fit most market needs.

LIGHT TRUCK
Light truck tires are available in 13 different lines to fit pickup trucks, vans and sport utility vehicles for recreational or commercial use. Lines are offered in radial or conventional bias constructions, all-season, rib and traction designs, with sporty white letters or black sidewall selections.

MEDIUM TRUCK
With 10 lines of medium truck tires, Cooper provides tires to fit vehicles such as tractor-trailer rigs, buses and other commercial trucks. Selections include conventional bias ply or all-steel radial constructions; all-wheel, drive wheel and trailer applications; and rib and traction designs.

INNER TUBES
Inner tubes are offered in radial and bias constructions for passenger, light truck and medium truck applications. Included are sizes for special use vehicles such as farm tractors and implements, road graders and industrial vehicles.

ENGINEERED PRODUCTS - Cooper supplies engineered rubber products to virtually every automobile manufacturer in the United States and Canada, either directly or through other tier-one suppliers.

VIBRATION CONTROL
These important products are used throughout a vehicle to minimize various vibrations. By helping to minimize vibration, riding comfort is increased and vehicle noise is reduced. Cooper's product lines include mounts, bushings, isolators and torsional springs.

SEALING SYSTEMS
Rubber seals around vehicle doors, trunks and hoods protect interiors from outside elements. Window channels allow glass panels to slide open and closed easily while still providing a tight weather seal.

HOSE PRODUCTS
Vehicle hoses are used primarily to transport fluids, fuels and gases. Cooper manufactures hoses in many different shapes, sizes, diameters, lengths, rubber compounds and constructions to meet vehicle configurations.

                                                            Exhibit (23)


                    CONSENT OF INDEPENDENT AUDITORS


      We consent to the incorporation by reference in the Registration Statements of Cooper Tire & Rubber Company listed below, and in the Prospectus related to the Form S-3, of our report dated February 14, 1995, with respect to the consolidated financial statements and schedule of Cooper Tire & Rubber Company included in the Annual Report (Form 10-K) for the year ended December 31, 1994:

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

            No. 33-47981    Pre-Tax Savings Plan at the Findlay Plant

            No. 33-47982    Pre-Tax Savings Plan at the El Dorado Plant

            No. 33-52499    Pre-Tax Savings Plan (Bowling Green - Hose)

            No. 33-52505    Pre-Tax Savings Plan (Bowling Green - Sealing)



                                                  /s/ Ernst & Young LLP
                                                  ---------------------
                                                  ERNST & YOUNG LLP

Toledo, Ohio
February 14, 1995

                                                           Exhibit (24)

                           POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that the undersigned, in the capacities indicated, do hereby constitute and appoint John Fahl, or Stan C. Kaiman, or J. Alec Reinhardt, or Patrick W. Rooney as their attorney with full power of substitution and resubstitution for and in their name, place and stead, to sign and file with the Securities and Exchange Commission an Annual Report on Form 10-K, as amended, together with any and all amendments and exhibits thereto and any and all applications, instruments or documents to be filed with the Securities and Exchange Commission pertaining to the filing of such report, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary to be done in the premises, hereby ratifying and approving the acts of said attorney or any such substitute.

   Executed at Findlay, Ohio this 14th day of February, 1995.


/s/ Delmont A. Davis
- ---------------------------             -----------------------------
Delmont A. Davis, Director              Edsel D. Dunford, Director


/s/ John Fahl                           /s/ Julien A. Faisant
- ---------------------------             -----------------------------
John Fahl, Director                     Julien A. Faisant, Vice
                                        President and Controller,
                                        Principal Accounting Officer


/s/ Dennis J. Gormley                   /s/ Ivan W. Gorr
- ---------------------------             -----------------------------
Dennis J. Gormley, Director             Ivan W. Gorr, Director



/s/ Stan C. Kaiman                      /s/ Joseph M. Magliochetti
- ---------------------------             -----------------------------
Stan C. Kaiman, Secretary               Joseph M. Magliochetti,
                                        Director



/s/ Allan H. Meltzer                    /s/ J. Alec Reinhardt
- ---------------------------             -----------------------------
Allan H. Meltzer, Director              J. Alec Reinhardt, Executive
                                        Vice President, Principal
                                        Financial Officer, and Director


/s/ Patrick W. Rooney                   /s/ Leon F. Winbigler
- ---------------------------             ------------------------------
Patrick W. Rooney, Chairman             Leon F. Winbigler, Director
of the Board, President,
Principal Executive Officer,
and Director



(continued)

STATE OF OHIO    )
                 )  ss.
COUNTY OF HANCOCK)


On this 14th day of February, 1995, before me a Notary Public in and for the State and County aforesaid, personally appeared Delmont A. Davis, John Fahl, Julien A. Faisant, Dennis J. Gormley, Ivan W. Gorr, Stan C. Kaiman, Joseph M. Magliochetti, Allan H. Meltzer, J. Alec Reinhardt, Patrick W. Rooney, and Leon F. Winbigler, known to me to be the persons whose names are subscribed in the within instrument and acknowledged to me that they executed the same.

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


                                 /s/ Julie A. Grismore
                                 --------------------------------------
                                 Julie A. Grismore
                                 Notary Public, State of Ohio
                                 My commission expires January 15, 1996

(SEAL)

                                                           Exhibit (24)

                           POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that the undersigned, in the capacity indicated, does hereby constitute and appoint John Fahl, or Stan C. Kaiman, or J. Alec Reinhardt, or Patrick W. Rooney as his attorney with full power of substitution and resubstitution for and in his name, place and stead, to sign and file with the Securities and Exchange Commission an Annual Report on Form 10-K, as amended, together with any and all amendments and exhibits thereto and any and all applications, instruments or documents to be filed with the Securities and Exchange Commission pertaining to the filing of such report, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary to be done in the premises, hereby ratifying and approving the acts of said attorney or any such substitute.


   Executed at San Diego, California this 23rd day of February, 1995.



                                     /s/ Edsel D. Dunford
                                     --------------------------------
                                     Edsel D. Dunford, Director


STATE OF CALIFORNIA  )
                     ) ss.
COUNTY OF SAN DIEGO  )


On this 23rd day of February, 1995, before me, a Notary Public in and for the State and County aforesaid, personally appeared Edsel D. Dunford, known to me to be the person whose name is subscribed in the within instrument and acknowledged to me that he executed the same.

IN WITNESS WHEREOF, I have hereunto set my hand and affixed my official seal the day and year in this certificate first above written.



                                  /s/ Judith L. Nelson
                                  ------------------------------------
                                  Judith L. Nelson
                                  Notary Public, State of California
                                  San Diego County
                                  My commission expires December 9, 1998

(SEAL)

                                                         Exhibit (24)

                           POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that the undersigned does hereby, for and on behalf of Cooper Tire & Rubber Company in accordance with the certain resolution of the Board of Directors adopted February 14, 1995, constitute and appoint John Fahl, or Stan C. Kaiman, or J. Alec Reinhardt, or Patrick W. Rooney as its attorney with full power of substitution and resubstitution for and in its name, place and stead, to sign and file with the Securities and Exchange Commission an Annual Report on Form 10-K pursuant to the Securities Act of 1934, as amended, together with any and all amendments and exhibits thereto, and all applications, instruments or documents to be filed with the Securities and Exchange Commission pertaining to the filing of such report, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary to be done in the premises, hereby ratifying and approving the acts of said attorney or any such substitute.

     Executed at Findlay, Ohio this 14th day of February, 1995.

ATTEST:                                 COOPER TIRE & RUBBER COMPANY


/s/ Stan C. Kaiman                      /s/ Patrick W. Rooney
- -------------------------               -----------------------------
Stan C. Kaiman                          Patrick W. Rooney
Secretary                               Chairman of the Board,
                                        President, and Chief
                                        Executive Officer


STATE OF OHIO    )
                 )    ss.
COUNTY OF HANCOCK)

     On this 14th day of February, 1995, before me, a Notary Public in and for the State and County aforesaid, personally appeared Patrick W. Rooney and Stan C. Kaiman, known to me to be the persons whose names are subscribed in the foregoing instrument and acknowledged to me that they executed the same.

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


                                 /s/ Julie A. Grismore
                                 ----------------------------------
                                 Julie A. Grismore
                                 Notary Public, State of Ohio
                                 My commission expires January 15, 1996

(SEAL)

                                                           Exhibit (99)
                        COOPER TIRE & RUBBER COMPANY
                        UNDERTAKINGS OF THE COMPANY
                   FOR FISCAL YEAR ENDED DECEMBER 31, 1994

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

    f.  Employee plans on Form S-8.
        1. The undersigned registrant hereby undertakes to deliver or cause to be delivered with the prospectus to each employee to whom the prospectus is sent or given a copy of the registrant's annual report to stockholders for its last fiscal year, unless such employee otherwise has received a copy of such report, in which case the registrant shall state in the prospectus that it will promptly furnish, without charge, a copy of such report on written request of the employee. If the last fiscal year of the registrant has
(continued)                        52
            ended within 120 days prior to the use of the prospectus, the annual report of the registrant for the preceding fiscal year may be so delivered, but within such 120 day period the annual report for the last fiscal year will be furnished to each such employee.
        2. The undersigned registrant hereby undertakes to transmit or cause to be transmitted to all employees participating in the plan who do not otherwise receive such material as stockholders of the registrant, at the time and in the manner such material is sent to its stockholders, copies of all reports, proxy statements and other communications distributed to its stockholders generally.
        3. Where interests in a plan are registered herewith, the undersigned registrant and plan hereby undertake to transmit or cause to be transmitted promptly, without charge, to any participant in the plan who makes a written request, a copy of the then latest annual report of the plan filed pursuant to section 15(d) of the Securities Exchange Act of 1934 (Form 11-K). If such report is filed separately on Form 11-K, such form shall be delivered upon written request. If such report is filed as a part of the registrant's annual report on Form 10-K, that entire report (excluding exhibits) shall be delivered upon written request. If such report is filed as a part of the registrant's annual report to stockholders delivered pursuant to paragraph (1) or (2) of this undertaking, additional delivery shall not be required.
    h. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

2.  Indemnification of Directors and Officers.
    -----------------------------------------
    Article VII of the Bylaws of the registrant and Section 145 of the Delaware Code provide for indemnification. Article VII, in which registrant is referred to as "Corporation", provides as follows:
        Section 1.  Right to Indemnification.
        ---------   ------------------------
        Each person who was or is made a party or is threatened to be made a party to or is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative (a "proceeding"), by reason of the fact that he, or a person of whom he is the legal representative, is or was a director or officer of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation or a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans maintained or sponsored by the
(continued)                        53

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

    The registrant also maintains policies insuring the liability of the registrant to its directors and officers under the terms and provisions of the Bylaws of the registrant and insuring its directors and officers against liability incurred in their capacities as such directors and officers.
                                     54