Form 10-Q
period 1995-03-31
COOPER TIRE & RUBBER CO
filed 1995-05-01
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1995

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


                            Yes (X)                 No (   )




              Number of shares of common stock of registrant outstanding at April 21, 1995:  83,641,872

    Part I. FINANCIAL INFORMATION
    Item 1. FINANCIAL STATEMENTS

                             COOPER TIRE & RUBBER COMPANY
                                    BALANCE SHEETS
             (Dollar amounts in thousands; per-share amounts in dollars)
                                                      March 31,    December 31,
                                                        1995          1994
                                                     (UNAUDITED)    (AUDITED)
                                                     -----------   ------------
    ASSETS
    Current assets:
      Cash, including short-term investments of
        $103,700 ($83,000 in 1994)                   $   110,633   $   103,285
      Accounts receivable, less allowances
        of $3,801 ($3,600 in 1994)                       228,505       221,237
      Inventories at lower of cost (last-in,
        first-out) or market:
          Finished goods                                  81,084        69,098
          Work in process                                 11,376        10,341
          Raw materials and supplies                      29,926        37,084
                                                      ----------    ----------
                                                         122,386       116,523
      Prepaid expenses and deferred taxes                 12,795        13,666
                                                      ----------    ----------
           Total current assets                          474,319       454,711

    Property, plant and equipment - net                  563,651       549,601
    Other assets                                          34,825        35,419
                                                      ----------    ----------
                                                     $ 1,072,795   $ 1,039,731
                                                      ==========    ==========
    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                               $    85,296   $    83,864
      Accrued liabilities                                 52,203        56,583
      Income taxes                                        16,509         6,049
      Current portion of debt                              5,034         5,112
                                                      ----------    ----------
           Total current liabilities                     159,042       151,608

    Long-term debt                                        33,494        33,614
    Postretirement benefits other than pensions          128,687       127,347
    Other long-term liabilities                           35,253        35,348
    Deferred income taxes                                 31,956        29,737
    Stockholders' equity:
      Preferred stock, $1 par value; 5,000,000
        shares authorized; none issued                         -             -
      Common stock, $1 par value; 300,000,000 shares
        authorized; 83,641,872 shares outstanding
        (83,634,072 in 1994)                              83,642        83,634
      Capital in excess of par value                       1,736         1,656
      Retained earnings                                  598,985       576,787
                                                      ----------    ----------
           Total stockholders' equity                    684,363       662,077
                                                      ----------    ----------
                                                     $ 1,072,795   $ 1,039,731
                                                      ==========    ==========

    See accompanying notes.

                             COOPER TIRE & RUBBER COMPANY
                                 STATEMENTS OF INCOME
                      THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                     (UNAUDITED)
             (Dollar amounts in thousands; per-share amounts in dollars)
                                                         1995            1994
                                                         ----            ----
       Revenues:
         Net sales                                     $365,353        $329,132
         Other income                                     1,513             215
                                                        -------         -------
                                                        366,866         329,347

       Costs and expenses:
         Cost of products sold                          303,931         267,644
         Selling, general and administrative             18,238          18,245
         Interest and debt expense                          570             722
                                                        -------         -------
                                                        322,739         286,611

       Income before income taxes                        44,127          42,736

       Provision for income taxes                        16,910          16,230
                                                        -------         -------

       Net income                                      $ 27,217        $ 26,506
                                                        =======         =======

       Net income per share                                $.33            $.32
                                                           ====            ====

       Weighted average number of
         shares outstanding                              83,638          83,610
                                                         ======          ======

       Dividends per share                                 $.06           $.055
                                                           ====           =====

       See accompanying notes.

                             COOPER TIRE & RUBBER COMPANY
                               STATEMENTS OF CASH FLOWS
                      THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                     (UNAUDITED)
             (Dollar amounts in thousands; per-share amounts in dollars)
                                                         1995          1994
                                                         ----          ----
    Operating activities:
      Net income                                       $ 27,217      $ 26,506
      Adjustments to reconcile net income
       to net cash provided by
       operating activities:
        Depreciation and amortization                    15,804        13,794
        Deferred taxes                                    2,047         2,588
        Postretirement benefits other than
         pensions                                         1,514         2,253
        Increase in accounts receivable                  (7,268)      (42,983)
        Decrease (increase) in inventories
         and prepaid expenses                            (4,992)        2,946
        Increase (decrease) in accounts
         payable and accrued liabilities                 (2,948)        4,010
        Increase in other long-
         term liabilities and other                      10,827         7,696
                                                        -------       -------
           Net cash provided by operating
             activities                                  42,201        16,810

    Investing activities:
      Additions to property, plant and
       equipment                                        (29,892)      (20,970)
      Other                                                 168            24
                                                        -------       -------
           Net cash used in investing
            activities                                  (29,724)      (20,946)

    Financing activities:
      Payments on debt                                     (198)         (182)
      Issuance of common stock                               88           344
      Dividends paid                                     (5,019)       (4,599)
                                                        -------       -------
           Net cash used in financing
            activities                                   (5,129)       (4,437)
                                                        -------       -------
    Increase (decrease) in cash and
     short-term investments                               7,348        (8,573)
    Cash and short-term investments at
     beginning of year                                  103,285        25,799
                                                        -------       -------
    Cash and short-term investments at
     end of period                                     $110,633      $ 17,226
                                                        =======       =======

    Cash payments for interest                         $  1,600      $  1,759
                                                        =======        ======

    Cash payments for income taxes                     $  4,404      $  6,509
                                                        =======       =======

    See accompanying notes.

                             COOPER TIRE & RUBBER COMPANY

                            NOTES TO FINANCIAL STATEMENTS

    1. The financial statements at March 31, 1995 and for the three-month periods ended March 31, 1995 and 1994 are unaudited and include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The condensed unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and, therefore, do not contain all information and footnotes normally contained in annual financial statements; accordingly, they should be read in conjunction with the Financial Statements and notes thereto appearing in the Annual Report on Form 10-K of the Company for the year ended December 31, 1994.

    2. The results of operations for the three-month period ended March 31, 1995 are not necessarily indicative of those to be expected for the full year.





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

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


    Net sales for the first quarter of 1995 increased 11.0% when compared to the first quarter of 1994. Sales of both tires and engineered rubber products were higher than for the three month period one year ago. Other income was higher as compared to the 1994 period due to increased investments of cash reserves.

    Cost of products sold, as a percent of net sales, was higher in the first quarter of 1995 as compared to the first quarter of 1994 primarily due to increased raw material costs which were partially offset by favorable operating levels and some price increases. Selling, general and administrative expenses were unchanged from first quarter 1994. Interest and debt expense was lower than for the first quarter of 1994, reflecting lower debt balances and slightly higher amounts of capitalized interest.

    Income before income taxes increased 3.3% from the quarter one year ago. The impact of the sales increase was partially offset by higher raw material costs.

    The financial position of the Company at March 31, 1995 continues to be excellent. Working capital of $315.3 million is up $12.2 million since year end and up $90.1 million from March 31, 1994. The current ratio of
    3.0 is unchanged from December 31, 1994 and compares favorably with a current ratio of 2.6 at March 31, 1994.

    Inventories are up $5.9 million from year-end, with finished goods up $12.0 million and raw material inventories down $7.2 million.

    PART II.  OTHER INFORMATION



    Item 6(a).  Exhibits.

         (15)  Letter regarding unaudited interim financial information
         (27)  Financial Data Schedule

    Item 6(b).  Reports on Form 8-K.

         No Form 8-K has been filed.

                                  INDEX TO EXHIBITS
                                     DESCRIPTION

    Part I. Exhibit 1.

           Independent Accountants' Review Report.


    Part II. Item 6(a).

      (15) Letter from Ernst & Young LLP, independent accountants, dated May 1, 1995 regarding unaudited interim financial information.

      (27)  Financial Data Schedule

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



          May 1, 1995
          -----------
            (Date)

                                                    Part I
                                                    Exhibit 1




                      INDEPENDENT ACCOUNTANTS' REVIEW REPORT



    The Board of Directors
    Cooper Tire & Rubber Company

    We have reviewed the accompanying balance sheet of Cooper Tire & Rubber Company as of March 31, 1995, and the related statements of income and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

    We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Cooper Tire & Rubber Company as of December 31, 1994, and the related statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 14, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                              /S/ Ernst & Young LLP
                                              ---------------------
                                              ERNST & YOUNG LLP


    Toledo, Ohio
    April 12, 1995

                                                                Part II
                                                                Exhibit (15)

    May 1, 1995



    Securities and Exchange Commission
    Washington, D.C.  20549

    We are aware of the incorporation by reference in the registration statements (Form S-3 No. 33-44159 and Form S-8 Nos. 2-58577, 2-77400,
    33-5483, 33-35071, 33-47979, 33-47980, 33-47981, 33-47982, 33-52499 and
    33-52505) of Cooper Tire & Rubber Company for the registration of its common stock of our report dated April 12, 1995, relating to the unaudited interim financial statements of Cooper Tire & Rubber Company which are included in its Form 10-Q for the quarter ended March 31, 1995.

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