Form 10-K/A
period 1994-12-31
COOPER TIRE & RUBBER CO
filed 1995-06-21
CIK 24491

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

                  DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

             Proxy statement dated March 21, 1995 - Part III

                EXHIBIT INDEX appears on the following two pages

     INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
(As amended June 21, 1995 to file financial statements and supplemental schedules for the employee benefit plans identified below as exhibits (99))



                                                                      Page(s)
FINANCIAL STATEMENTS:                                                Reference
                                                                     ---------
   Consolidated Statements of Income for the years
    ended December 31, 1994, 1993 and 1992
   Consolidated Balance Sheets at December 31, 1994 and 1993
   Consolidated Statements of Stockholders' Equity for the
    years ended December 31, 1994, 1993 and 1992
   Consolidated Statements of Cash Flows for the years
    ended December 31, 1994, 1993 and 1992
   Notes to Consolidated Financial Statements
   Report of Independent Auditors

SUPPLEMENTARY INFORMATION:

   Quarterly Financial Data (Unaudited)

FINANCIAL STATEMENTS SCHEDULES:

   II  Valuation and qualifying accounts

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

(10) Description of management contracts, compensatory plans, contracts, or arrangements is incorporated herein by reference from pages 6 through 13 of the Company's Proxy
      Statement dated March 21, 1995.

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


(11) Statement regarding computation of earnings per share is presented on page 28 of this Annual Report on Form 10-K

(13) Annual report to security holders, Form 10-Q or quarterly report to security holders

(23)  Consent of Ernst & Young LLP

(24)  Powers of Attorney

(27)  Financial Data Schedule

(99) Operations Review and Product Overview as published in the Company's Annual Report to Stockholders for its fiscal year ended December 31, 1994

      Undertakings of the Company

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Thrift and Profit Sharing Plan for the
      fiscal year ended December 31, 1994                          1-14

      Financial statements and schedule of the Cooper Tire &
      Rubber Company Texarkana Pre-Tax Savings Plan for the
      fiscal year ended December 31, 1994                         15-26

      Financial statements and schedule of the Cooper Tire &
      Rubber Company Pre-Tax Savings Plan at the Auburn Plant
      for the fiscal year ended December 31, 1994                 27-37

      Financial statements and schedule of the Cooper Tire &
      Rubber Company Pre-Tax Savings Plan at the Findlay Plant
      for the fiscal year ended December 31, 1994                 38-48

      Financial statements and schedule of the Cooper Tire &
      Rubber Company Pre-Tax Savings Plan at the El Dorado Plant
      for the fiscal year ended December 31, 1994                 49-60

      Financial statements and schedule of the Cooper Tire &
      Rubber Company Pre-Tax Savings Plan (Bowling Green - Hose)
      for the fiscal year ended December 31, 1994                 61-72

      Financial statements and schedule of the Cooper Tire &
      Rubber Company Pre-Tax Savings Plan (Bowling Green - Sealing)
      for the fiscal year ended December 31, 1994                 73-83


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


   COOPER TIRE & RUBBER COMPANY

   PATRICK W. ROONEY, Chairman of the Board, President, Principal
                      Executive Officer and Director

   J. ALEC REINHARDT, Executive Vice President and Director
                      (Principal Financial Officer)

   JOHN FAHL, Vice President and Director

   JULIEN A. FAISANT, Vice President and Corporate Controller
                      (Principal Accounting Officer)

   DELMONT A. DAVIS, Director

   EDSEL D. DUNFORD, Director

   DENNIS J. GORMLEY, Director

   IVAN W. GORR, Director

   JOSEPH M. MAGLIOCHETTI, Director

   ALLAN H. MELTZER, Director

   LEON F. WINBIGLER, Director






                                           By /s/ Stan C. Kaiman
                                           --------------------------------
                                           STAN C. KAIMAN, Attorney-in-fact


   Date:  June 21, 1995
          --------------

                                                               EXHIBIT (23)

                         CONSENT OF INDEPENDENT AUDITORS

      We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 2-58577, 33-35071, 33-47979, 33-47981, 33-47982,
   33-52499 and 33-52505) of Cooper Tire & Rubber Company pertaining to the Company's Thrift and Profit Sharing Plan, the Texarkana Pre-Tax Savings Plan, the Pre-Tax Savings Plan at the Auburn Plant, the Pre-Tax Savings Plan at the Findlay Plant, the Pre-Tax Savings Plan at the El Dorado Plant, the Pre-Tax Savings Plan (Bowling Green - Hose) and the Pre-Tax Savings Plan (Bowling Green - Sealing), respectively, of our report dated May 31, 1995 with respect to the financial statements and schedules of the Cooper Tire & Rubber Company Thrift and Profit Sharing Plan, the Cooper Tire & Rubber Company Texarkana Pre-Tax Savings Plan, the Cooper Tire & Rubber Company Pre-Tax Savings Plan at the Auburn Plant, the Cooper Tire & Rubber Company Pre-Tax Savings Plan at the Findlay Plant, the Cooper Tire & Rubber Company Pre-Tax Savings Plan at the El Dorado Plant, the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green - Hose), and the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green - Sealing) included in Amendment No. 1 to the Annual Report (Form 10-K) of Cooper Tire & Rubber Company for the year ended December 31, 1994.


                                                      /s/ Ernst & Young LLP
                                                      ---------------------
                                                      ERNST & YOUNG LLP

   Toledo, Ohio
   June 21, 1995

                                                              EXHIBIT (99)

                         Cooper Tire & Rubber Company
                        Thrift and Profit Sharing Plan

                      Financial Statements and Schedules


                    Years ended December 31, 1994 and 1993




                                   Contents

   Report of Independent Auditors                                         1

   Audited Financial Statements

   Statements of Assets Available for Plan Benefits                       2
   Statements of Changes in Assets Available for Plan Benefits            3
   Notes to Financial Statements                                          4


   Schedules

   Item 27a - Schedule of Assets Held for Investment Purposes            11
   Item 27d - Schedule of Reportable Transactions                        12

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

                        Report of Independent Auditors


   Thrift and Profit Sharing Plan Committee
   Cooper Tire & Rubber Company
    Thrift and Profit Sharing Plan

   We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Thrift and Profit Sharing Plan as of December 31, 1994 and 1993, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Thrift and Profit Sharing Plan at December 31, 1994 and 1993, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1994 and reportable transactions for the year then ended are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The schedules have been subjected to the auditing procedures applied in our audit of the 1994 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1994 basic financial statements taken as a whole.



                                                      /s/ Ernst & Young LLP
                                                      ---------------------
                                                      ERNST & YOUNG LLP

   May 31, 1995










                                                                          1

                         Cooper Tire & Rubber Company
                        Thrift and Profit Sharing Plan

               Statements of Assets Available for Plan Benefits


                                                       December 31
                                                    1994          1993
                                                ------------  ------------
   Assets
   Investments (Notes 4 & 5):
    Value of interest in Pooled Fund            $280,901,591  $          -
    Cash with interest                             8,094,103    66,322,977
    Cooper Tire & Rubber Company common stock      3,967,913   245,387,475
    Mutual funds:
     The Investment Company of America Fund                -     3,492,601
     The Washington Mutual Investors Fund                  -     2,576,329
                                                 -----------   -----------
                                                           -     6,068,930

    Short-term investments                           320,427     1,694,818
                                                 -----------   -----------
                                                 293,284,034   319,474,200
   Contributions receivable:
    Employer                                       2,937,370     3,231,792
    Participants                                           -       874,208
                                                 -----------   -----------
                                                   2,937,370     4,106,000
                                                 -----------   -----------
   Assets available for plan benefits           $296,221,404  $323,580,200
                                                 ===========   ===========

   See accompanying notes.

























                                                                          2

                         Cooper Tire & Rubber Company
                        Thrift and Profit Sharing Plan

         Statements of Changes in Assets Available for Plan Benefits



                                                Year ended December 31
                                                 1994            1993
                                             ------------     ------------
   Additions:

     Contributions:
       Participants                          $ 10,344,408     $  9,439,517
       Employer (gross amount before
        reduction for forfeitures)              7,017,370        6,370,650
       Less forfeitures arising from
        withdrawals                              (180,000)        (145,152)
                                              -----------     ------------
      Net employer contributions                6,837,370        6,225,498
                                              -----------     ------------
                                               17,181,778       15,665,015
     Investment income (loss):
      Net depreciation in fair value
       of investments (Note 5)                (11,877,884)    (106,812,058)
     Net loss from Pooled Fund (Note 4)        (6,585,997)               -
     Interest                                   2,753,156        4,520,526
     Dividends                                  1,139,292        2,327,776
                                              -----------     ------------
                                              (14,571,433)     (99,963,756)
                                              -----------     ------------
   Total additions                              2,610,345      (84,298,741)

   Participants' withdrawals                  (29,969,141)     (17,940,375)
   Decrease in assets available
    for plan benefits during the year         (27,358,796)    (102,239,116)
   Assets available for plan benefits
    at beginning of year                      323,580,200      425,819,316
                                              -----------     ------------
   Assets available for plan benefits
    at end of year                           $296,221,404     $323,580,200
                                              ===========      ===========

   See accompanying notes.














                                                                          3

                         Cooper Tire & Rubber Company
                        Thrift and Profit Sharing Plan

                        Notes to Financial Statements

                          December 31, 1994 and 1993

   1. Significant Accounting Policies

   Investments

   Investments in common stock of Cooper Tire & Rubber Company (Company) and in mutual funds are stated at quoted market and net asset values, respectively, as determined on the last business day of the Plan year. Short-term investments are stated at cost and cash with interest investments are valued at cost plus accrued interest, both of which approximate fair value.

   The cash with interest option includes $8,094,103 at December 31, 1994 invested in annuity contracts with Confederation Life of Canada. This insurance company was placed under the control of Canadian and United States governmental regulatory authorities in August, 1994. To protect the interests of the policyholders, the regulators have frozen the assets of the insurance company. Currently, the amount of loss, if any, on these contracts is not determinable. The Plan's investment contracts with Confederation Life now have uncertain maturity dates and uncertain interest rates. At December 31, 1994, these investments are valued in the financial statements at cost with interest accrued through July 31, 1994. The Company believes this reflects the fair value of the investments at this time.

   On July 31, 1994 certain investments of the Plan were combined with similar assets of the other defined contribution plans sponsored by the Company. The combined investments (Pooled Fund) are held by National City Bank as trustee and are valued at their fair value as determined by the trustee.

   Contributions

   Contributions are recorded when the Company makes payroll deductions for Plan participants, and are invested in any of four investment options at the participants' election. Prior to September 1, 1994, normal delays occurred in recording contributions resulting in the recording of a participants' contribution receivable. Subsequent to the above date, transactions are recorded daily with no delays in processing thereby eliminating the accrual for the year ended December 31, 1994.

   Contributions from the Company are accrued in the period in which they become obligations of the Company and may be in the form of cash, treasury stock or authorized but unissued common stock of the Company. Company contributions are invested in common stock of the Company until the contributions become vested after which they are invested as directed by the participant.








   (continued)
                                                                          4

   Net Realized Gains on Sales of Investments

   Net realized gains on sales of investments are based on the historical cost of investments for financial reporting purposes and on the fair value of investments as of the beginning of the year, or fair value at the date of acquisition if acquired during the year, for the Annual Return/Report Form 5500.

   Reclassification

   Certain 1993 amounts in the statement of changes in assets available for plan benefits have been combined to conform to the 1994 presentation.

   2. Summary of Plan

   The Cooper Tire & Rubber Company Thrift and Profit Sharing Plan (Plan) is a defined contribution plan administered by a Thrift Plan Committee appointed by the Company. Participation in the Plan is voluntary and any salaried employee of the Company is eligible to participate in the Plan if he or she has completed one year of continuous credited service. At December 31, 1994, 3,682 participants had designated investment of their contributions in one or more investment options of the Plan, which are as follows:

     1)  Cooper Tire & Rubber Company common stock.

     2) Mutual funds managed by the American Funds Group, a subsidiary of Capital Group Incorporated:

         a) The Investment Company of America Fund - managed to provide long-term growth of capital and income, placing greater emphasis on future dividends than on current income.

         b) The Washington Mutual Investors Fund - managed to provide current income and opportunity for capital growth through the selection of common stocks.

     3) Cash with interest - contributions are currently placed in interest bearing investments and direct obligations of insurance companies guaranteeing payment of the principal and a specified rate of return.

   The Plan provides the following:

     - After-tax dollar (ATD) contributions may be made in one percent multiples of participant's compensation up to sixteen percent.

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

     - The Company will contribute to the Plan each year from current or accumulated earnings an amount equal to the lesser of:


   (continued)
                                                                         5

        (a) the aggregate of all ATD and PDQ contributions which represent up to six percent of each participant's compensation, less any forfeitures, or

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

   The Company's contributions are allocated to each participant's account in proportion to his or her ATD contributions and PDQ contributions up to an aggregate of six percent of the participant's compensation for each year. The Company contribution to a participant's account becomes vested after five years of continuous credited service; thereafter, Company contributions become vested when made. In addition, participants will have a fully vested right to the Company's contributions upon termination from the Plan due to retirement, total and permanent disability, or death and shall be eligible to receive the Company's contribution for that year as if he or she had not terminated participation. Earnings attributed to Company contributions allocated to a participant's account and those attributed to a participant's contributions are vested immediately.

   The Plan provides for total or partial withdrawal of a participant's account. Except for the unvested portion of Company contributions, a participant may withdraw the total of his or her ATD contributions and Company contributions at any time. No amounts may be withdrawn by a participant from PDQ contributions prior to termination of employment or plan termination unless the participant has either attained age 59 1/2, becomes totally and permanently disabled, or is able to demonstrate financial hardship. Partial withdrawals may be made twice in any calendar year. However, all withdrawals relating to PDQ contributions are subject to Internal Revenue Service (IRS) regulations.

   Investment options for future contributions and reallocation of balances among the investment options may be made daily. Directions given by participants to the Plan trustee concerning the voting of common stock are confidential.

   The Company has reserved the right to amend, modify, suspend or terminate the Plan at any time by action of its Board of Directors. Upon termination of the Plan, or upon the complete discontinuance of Company contributions under the Plan, the rights of each participant to the assets then held for his or her account under the Plan shall be nonforfeitable.

   3. Income Tax Status

   The IRS issued a determination letter dated November 1, 1994 advising that the Plan, as amended, meets the requirements of Section 401(a) of the Internal Revenue Code and, therefore, the Trust created pursuant to the Plan qualifies as a tax-exempt Trust under Section 501(a).


   (continued)
                                                                          6

   4. Value of Interest in Pooled Fund

   The assets of the Pooled Fund as of December 31, 1994 are as follows:
                                   Cooper Tire & Rubber Company Pooled Fund
                               -----------------------------------------------
                                Cooper Tire                The         The
                                 & Rubber      Cash     Investment  Washington
                                 Company       with     Company of    Mutual
                                 Common      Interest    America     Investors
                                Stock Fund     Fund       Fund         Fund
                                ----------   --------   ----------  ----------
   NCC Government Obligation
     Fund                       $  3,832,867 $   794,156 $  210,485 $  202,193
   Cooper Tire & Rubber Company
     Common Stock                227,793,333
   Mutual funds:
    The Investment Company of
     America Fund                                         3,196,070
    The Washington Mutual
     Investors Fund                                                  1,922,281
                                 -----------  ----------  ---------  ---------
                                           -           -  3,196,070  1,922,281
   Cash with Interest Fund:
   Provident Life and Accident
    Insurance Company - 5.55%
    annuity contract; 50% of
    balance matures January 31,
    1995 and remainder matures
    January 30, 1998                          11,151,499
   John Hancock Mutual Life
    Insurance Company - 8.27%
    annuity contract; matures
    January 31, 1997                           9,568,259
   Prudential Life Insurance
    Company - 5.48% annuity
    contract; matures July 31, 1996            8,527,141
   Principal Mutual Life Insurance
    Company - 4.73% annuity
    contract; 50% of balance
    matures January 31, 1995 and
    remainder matures July 31, 1997            7,650,645
   Sun Life Insurance Company of
    Canada (U.S.) - 8.07% annuity
    contract; matures January 31,
    1996                                       6,515,295
   Connecticut General Life
    Insurance Company - 7.03%
    variable annuity contract;
    matures January 31, 1996                   5,114,841
   Commonwealth Life Insurance
    Company - 4.87% annuity
    contract; 50% of balance
    matures January 31, 1996 and
    remainder matures July 31,
    1998                                       4,416,561
                                -----------   ----------  ---------  ---------
                                          -   52,944,241          -          -
                                -----------   ----------  ---------  ---------

   (continued)
                                                                          7

   Total assets                $231,626,200  $53,738,397  $3,406,555  $2,124,474
                                ===========   ==========   =========   =========

   The net investment gain (loss) of the Pooled Fund for the five-month period ended December 31, 1994 is as follows:
                                      Cooper Tire & Rubber Company Pooled Fund
                               ------------------------------------------------
                                Cooper Tire                The          The
                                 & Rubber      Cash     Investment   Washington
                                 Company       with     Company of     Mutual
                                 Common      Interest    America      Investors
                                Stock Fund     Fund       Fund          Fund
                                ----------   --------   ----------   ----------
   Interest                     $    25,088  $1,084,760   $  1,100     $   686
   Dividends                      1,057,714           -    148,760      15,750
   Net realized and unrealized
    gain (loss)                  (9,063,252)          -    (14,942)     28,278
                                 ----------   ---------    -------      ------
   Net investment gain (loss)   $(7,980,450) $1,084,760   $134,918     $44,714
                                 ==========   =========    =======      ======

   The value of the Plan's interest in the Pooled Fund is $280,901,591 and net investment loss from the Pooled Fund is $6,585,997 as of and for the five-month period ended December 31, 1994. The Plan's interest in the Pooled Fund's assets as of December 31, 1994 is as follows:

   Cooper Tire & Rubber Company Common Stock Fund       96.4%
   Cash with Interest Fund                              97.3%
   The Investment Company of America Fund               87.1%
   The Washington Mutual Investors Fund                 84.2%

   The net investment gains (losses) of the Pooled Fund are allocated to each plan based on the percentage of that Plan's units in each Pooled Fund category.

   5. Investments

   Certain Plan investments are held by National City Bank as trustee under an agreement which directs the trustee to invest participant contributions based on their investment elections. Contributions and income not yet invested in the options selected by the participant due to the "transaction period" as defined by the Plan, are invested in cash with interest investments.

   The net appreciation (depreciation) of the Plan's investments consisted of the following:
                                          Year Ended December 31
                                           1994           1993
                                        -----------    -----------
   Cooper Tire & Rubber Company
    common stock                       $(11,711,465)  $(107,043,838)
   Mutual funds                            (166,419)        231,780
                                        -----------    ------------
                                       $(11,877,884)  $(106,812,058)
                                        ===========    ============

   (continued)
                                                                          8

   Changes in amounts allocated to each of the Plan's investment options are summarized below:
                                                  Mutual Funds
                                             ----------------------
                     Cooper Tire                The         The
                      & Rubber               Investment  Washington
                      Company        Cash    Company of    Mutual
                      Common         with      America   Investors
                     Stock Fund    Interest     Fund        Fund      Total
                     -----------  ---------  ----------  ----------   ------
   Balance at December
    31, 1992      $ 360,826,747 $61,482,135 $2,160,505 $1,349,929 $ 425,819,316
   Additions
    (deductions):
    Contributions:
     Participants     6,736,664   2,534,214     90,216     78,423     9,439,517
     Employer (gross
      amount before
      reduction for
      forfeitures)    6,370,650                                       6,370,650
     Less forfeitures
      arising from
      withdrawals      (145,152)                                       (145,152)
                   ------------  ----------  ---------  ----------  -----------
    Net employer
     contributions    6,225,498                                       6,225,498
                   ------------  ----------  ---------  ----------  -----------
                     12,962,162   2,534,214     90,216      78,423   15,665,015
    Net appreciation
     (depreciation)(107,043,838)               119,980     111,800 (106,812,058)
    Interest and
     dividend income  2,030,250   4,490,206    207,809     120,037    6,848,302
                   ------------  ----------  ---------  ----------  -----------
   Total additions
    (deductions)    (92,051,426)  7,024,420    418,005     310,260  (84,298,741)
   Participants'
    withdrawals     (10,610,174) (7,303,205)    (6,800)    (20,196) (17,940,375)
   Transfers between
     options         (7,670,842)  5,312,793  1,387,527     970,522            -
                    -----------  ----------  ---------   ---------  -----------
   Balance at December
    31, 1993        250,494,305  66,516,143  3,959,237   2,610,515  323,580,200
   Additions
    (deductions):
    Contributions:
     Participants     4,296,150   1,601,605     71,084      68,449    6,037,288
     Employer (gross
      amount before
      reduction for
      forfeitures)    7,017,370                                       7,017,370
    Less forfeitures
      arising from
      withdrawals      (180,000)                                       (180,000)
                   ------------  ----------  ---------  ----------  -----------



   (continued)
                                                                          9

    Net employer
     contributions    6,837,370                                       6,837,370
                   ------------  ----------  ---------  ----------  -----------
                     11,133,520   1,601,605     71,084      68,449   12,874,658
    Net depreciation(11,711,465)               (87,763)    (78,656) (11,877,884)
    Interest and
     dividend income  1,081,584   2,738,161     40,237      32,466    3,892,448
                   ------------  ----------  ---------  ----------  -----------
   Total additions      503,639   4,339,766     23,558      22,259    4,889,222
   Participants
     withdrawals     (9,616,146) (7,721,461)(1,048,617)   (977,577) (19,363,801)
   Transfers between
     options            319,110    (235,229)   (82,276)     (1,605)           -
   Balance transferred
    to Pooled Fund at
    July 31, 1994  (234,475,198)(54,805,116)(2,851,902) (1,653,592)(293,785,808)
                   ------------  ----------  ---------  ----------  -----------
   Balance at December
    31, 1994      $   7,225,710  $8,094,103          -           - $ 15,319,813
                   ============   =========  =========  ==========  ===========

   6. Prospective Accounting Standard

   The Plan will be required to adopt American Institute of Certified Public Accountants Statement of Position 94-4 (SOP) as of January 1, 1995 with a delayed effective date of January 1, 1996 for investment contracts entered into before December 31, 1993. When adopted, the SOP will require the Plan to report fully benefit responsive investment contracts at contract value and all other investment contracts at fair value. The effect of adopting this requirement has not yet been determined.






























                                                                         10

                                  Schedules

                         Cooper Tire & Rubber Company
                        Thrift and Profit Sharing Plan

          Item 27a - Schedule of Assets Held for Investment Purposes

                              December 31, 1994
                                        Shares,    Cost (Plus
                                       Units, or     Accrued      Fair
            Description               Face Amount   Interest)     Value
            -----------               -----------   ---------     -----
   Cooper Tire & Rubber Company -
    common stock                          167,954  $ 3,935,421  $ 3,967,913

   Cash with interest:
    Confederation Life Insurance
     Company - 6.06% annuity contract;
     matures July 31, 1997              5,000,000    5,000,000    5,000,000

    Confederation Life Insurance
     Company - 6.19% annuity contract;
     matures January 31, 1998           3,094,103    3,094,103    3,094,103
                                                    ----------   ----------
   Total Cash with interest                          8,094,103    8,094,103

   *National City Bank - NCC
     Government Portfolio Fund            320,427      320,427      320,427
                                                    ----------   ----------
   Total assets held for investment
    purposes                                       $12,349,951  $12,382,443
                                                    ==========   ==========

   *Party-in-interest


























                                                                         11

                         Cooper Tire & Rubber Company
                        Thrift and Profit Sharing Plan

                Item 27d - Schedule of Reportable Transactions

                         Year ended December 31, 1994


                                                       Sales
                                                     Cost (Plus
                             Cost of                  Accrued      Gain/
    Description of Assets   Purchases    Proceeds     Interest)    (Loss)
    ---------------------   ---------    --------    -----------   ------
   National City Bank -
    NCC Government
    Portfolio Fund         $32,442,553  $34,135,120  $34,135,120  $     -

   Note: The purchase and selling price for each reportable transaction represents its fair value at the time of acquisition or disposition.





































                                                                         12

                                                             EXHIBIT (99)
                         Cooper Tire & Rubber Company
                        Texarkana Pre-Tax Savings Plan

                      Financial Statements and Schedule


                    Years ended December 31, 1994 and 1993




                                   Contents

   Report of Independent Auditors                                         1

   Audited Financial Statements

   Statements of Assets Available for Plan Benefits                       2
   Statements of Changes in Assets Available for Plan Benefits            3
   Notes to Financial Statements                                          4


   Schedule

   Item 27d - Schedule of Reportable Transactions                        10


   A schedule of party-in-interest transactions has not been presented because there were no party-in-interest transactions which are prohibited by ERISA Section 406 and for which there is no statutory or administrative exemption.

                        Report of Independent Auditors

   Pre-Tax Savings Plan Committee
   Cooper Tire & Rubber Company
    Texarkana Pre-Tax Savings Plan

   We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Texarkana Pre-Tax Savings Plan as of December 31, 1994 and 1993, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Texarkana Pre-Tax Savings Plan at December 31, 1994 and 1993, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule of reportable transactions for the year ended December 31, 1994 is presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and is not a required part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in our audit of the 1994 financial statements and, in our opinion, is fairly stated in all material respects in relation to the 1994 basic financial statements taken as a whole.




                                                      /s/ Ernst & Young LLP
                                                      ---------------------
                                                      ERNST & YOUNG LLP

   May 31, 1995





                                                                          1

                         Cooper Tire & Rubber Company
                        Texarkana Pre-Tax Savings Plan

               Statements of Assets Available for Plan Benefits

                                                             December 31
                                                           1994        1993
                                                        ----------  ----------
   Assets
   Investments (Notes 4 & 5):
     Value of interest in Pooled Fund                   $6,248,338  $        -
     Cooper Tire & Rubber Company common stock                   -   3,984,525
     Cash with interest:                                         -     548,483
     Short-term investments                                      -     216,041
     Mutual funds:
       The Investment Company of America Fund                    -       7,080
       The Washington Mutual Investors Fund                      -      24,918
                                                         ---------   ---------
                                                                 -      31,998
                                                         ---------   ----------
                                                         6,248,338   4,781,047
   Employer contribution receivable                        274,898           -
                                                         ---------   ---------
   Assets available for plan benefits                   $6,523,236  $4,781,047
                                                         =========   =========

   See accompanying notes.































                                                                          2

                         Cooper Tire & Rubber Company
                        Texarkana Pre-Tax Savings Plan

         Statements of Changes in Assets Available for Plan Benefits

                                                       Year ended December 31
                                                         1994          1993
                                                      ----------   ----------
   Additions:
     Contributions:
      Participants                                    $2,102,439    $1,880,298
      Employer                                           274,898             -
                                                       ---------     ---------
                                                       2,377,337     1,880,298
     Investment income (loss):
       Net depreciation in fair value of investments
         (Note 5)                                        (91,296)   (1,129,497)
       Net loss from Pooled Fund (Note 4)                (91,066)            -
       Interest                                           27,029        40,993
       Dividends                                          20,208        28,156
                                                       ---------     ---------
                                                        (135,125)   (1,060,348)
                                                       ---------     ---------
   Total additions                                     2,242,212       819,950

   Participants' withdrawals                            (500,023)     (288,739)
                                                       ---------     ---------
   Increase in assets available for
     plan benefits during the year                     1,742,189       531,211
   Assets available for plan benefits
     at beginning of year                              4,781,047     4,249,836
                                                       ---------     ---------
   Assets available for plan benefits at end of year  $6,523,236    $4,781,047
                                                       =========     =========



   See accompanying notes.



















                                                                          3

                         Cooper Tire & Rubber Company
                        Texarkana Pre-Tax Savings Plan

                        Notes to Financial Statements

                          December 31, 1994 and 1993

   1. Significant Accounting Policies

   Investments

   Investments in common stock of Cooper Tire & Rubber Company (Company) and in mutual funds are stated at quoted market and net asset values, respectively, as determined on the last business day of the Plan year. Short-term investments are stated at cost and cash with interest investments are valued at cost plus accrued interest, both of which approximate fair value.

   On July 31, 1994 the investments of the Plan were combined with similar assets of the other defined contribution plans sponsored by the Company.

   The combined investments (Pooled Fund) are held by National City Bank as trustee and are valued at their fair value as determined by the trustee.

   Contributions

   Contributions are recorded when the Company makes payroll deductions for Plan participants, and are invested in any of four investment options at the participant's election.

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

   2. Summary of Plan

   The Cooper Tire & Rubber Company Texarkana Pre-Tax Savings Plan (Plan) is a defined contribution plan administered by a Plan Committee appointed by the Company. Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #752, United Rubber, Cork, Linoleum and Plastic Workers of America (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1994, 777 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:

     1) Cooper Tire & Rubber Company common stock.

     2) Mutual funds managed by the American Funds Group, a subsidiary of Capital Group Incorporated:

        a) The Investment Company of America Fund - managed to provide long-term growth of capital and income, placing greater emphasis on future dividends than on current income.



   (continued)
                                                                          4

        b) The Washington Mutual Investors Fund - managed to provide current income and opportunity for capital growth through the selection of common stocks.

     3) Cash with interest - contributions are currently placed in interest bearing investments and direct obligations of insurance companies guaranteeing payment of the principal and a specified rate of return.

   The Plan provides that Pre-Tax Savings Plan (PSP) contributions may be made in one percent multiples of participant's compensation up to fifteen percent, subject to Internal Revenue Service (IRS) limits on annual contributions to the Plan. The amount of contribution may be changed every 30 days.

   The Plan provides that the Company will contribute to the Plan each year from current or accumulated earnings an amount equal to the lesser of:

     (a) 25% of PSP contributions which represent up to four percent of each participant's compensation, less any forfeitures, or

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

   Investment options for future contributions and reallocation of balances may be made daily. Directions given by participants to the Plan trustee concerning the voting of common stock are confidential.

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

   The Plan shall continue until March 8, 1996. Thereafter it shall renew itself for yearly periods unless written notice is given by the Company or the Union that it is desired to terminate or amend the Plan. The Company has reserved the right to amend the Plan at any time if such amendment is necessary to enable the Plan to meet the requirements of the Internal Revenue Code or the requirements of any governmental authority. If the Plan terminates, and a successor plan is not adopted, all assets will be distributed to participants in a lump sum.

   3. Income Tax Status

   The IRS issued a determination letter dated October 6, 1994 advising that the Plan meets the requirements of Section 401(a) of the Internal Revenue Code and, therefore, the Trust created pursuant to the Plan qualifies as a tax-exempt Trust under Section 501(a).


   (continued)
                                                                         5

   4. Value of Interest in Pooled Fund

   The assets of the Pooled Fund as of December 31, 1994 are as follows:
                                  Cooper Tire & Rubber Company Pooled Fund
                              -------------------------------------------------
                              Cooper Tire                   The         The
                                & Rubber       Cash      Investment  Washington
                                Company        with      Company of    Mutual
                                Common       Interest     America     Investors
                               Stock Fund      Fund        Fund         Fund
                              ------------  -----------  ----------  ----------
   NCC Government
     Obligation Fund          $  3,832,867  $   794,156  $  210,485  $  202,193
   Cooper Tire &
     Rubber Company
     Common Stock              227,793,333
   Mutual funds:
     The Investment
      Company of
      America Fund                                        3,196,070
     The Washington
      Mutual
      Investors Fund                                                  1,922,281
                               -----------   ----------   ---------   ---------
                                         -            -   3,196,070   1,922,281
   Cash with Interest Fund:
     Provident Life and
      Accident Insurance
      Company - 5.55%
      annuity contract;
      50% of balance
      matures January 31,
      1995 and remainder
      matures January 30,
      1998                                   11,151,499
     John Hancock Mutual Life
      Insurance Company -
      8.27% annuity contract;
      matures January 31, 1997                9,568,259
     Prudential Life Insurance
      Company - 5.48% annuity
      contract; matures July 31,
      1996                                    8,527,141
     Principal Mutual Life
      Insurance Company - 4.73%
      annuity contract; 50% of
      balance matures January 31,
      1995 and remainder matures
      July 31, 1997                           7,650,645
     Sun Life Insurance Company
      of Canada (U.S.) - 8.07%
      annuity contract; matures
      January 31, 1996                        6,515,295






   (continued)
                                                                          6

     Connecticut General Life
      Insurance Company -
      7.03% variable annuity
      contract;  matures
      January 31, 1996                        5,114,841
     Commonwealth Life Insurance
      Company - 4.87% annuity
      contract; 50% of balance
      matures January 31, 1996
      and remainder matures
      July 31, 1998                           4,416,561
                               -----------   ----------   ---------   ---------
                                         -   52,944,241           -           -
                               -----------   ----------   ---------   ---------
   Total assets               $231,626,200  $53,738,397  $3,406,555  $2,124,474
                               ===========   ==========   =========   =========

   The net investment gain (loss) of the Pooled Fund for the five-month period ended December 31, 1994 is as follows:
                                   Cooper Tire & Rubber Company Pooled Fund
                              -------------------------------------------------
                              Cooper Tire                   The         The
                                & Rubber       Cash      Investment  Washington
                                Company        with      Company of    Mutual
                                Common       Interest     America     Investors
                               Stock Fund      Fund        Fund         Fund
                              ------------  -----------  ----------  ----------
   Interest                    $    25,088  $ 1,084,760  $    1,100  $      686
   Dividends                     1,057,714            -     148,760      15,750
   Net realized and unrealized
     gain (loss)                (9,063,252)           -     (14,942)     28,278
                                ----------   ----------   ---------   ---------
   Net investment gain (loss)  $(7,980,450) $ 1,084,760  $  134,918  $   44,714
                                ==========   ==========   =========   =========

   The value of the Plan's interest in the Pooled Fund is $6,248,338 and net investment loss from the Pooled Fund is $91,066 as of and for the five-month period ended December 31, 1994. The Plan's interest in the Pooled Fund's assets as of December 31, 1994 is as follows:

   Cooper Tire & Rubber Company Common Stock Fund       2.3%
   Cash with Interest Fund                              1.6%
   The Investment Company of America Fund               1.0%
   The Washington Mutual Investors Fund                 2.5%

   The net investment gains of the Pooled Fund are allocated to each plan based on the percentage of that Plan's units in each Pooled Fund category.

   5. Investments

   The Plan's investments prior to July 31, 1994 were also held by National City Bank as trustee. Contributions and income not yet invested in the options selected by the participant due to the "transaction period" as defined by the Plan, are invested in cash with interest investments.




   (continued)
                                                                          7

   The net appreciation (depreciation) of the Plan's investments consisted of the following:
                                       Seven-month
                                       period ended             Year Ended
                                         July 31                December 31
                                           1994                    1993
                                       ------------            ------------
   Cooper Tire & Rubber Company
     common stock                       $(90,848)              $(1,130,910)
   Mutual funds                             (448)                    1,413
                                         --------                ---------
                                        $(91,296)              $(1,129,497)
                                         ========               ==========

   Changes in amounts allocated to each of the Plan's investment options are summarized below:
                                                    Mutual Funds
                                                ---------------------
                                                  The         The
                            Common             Investment  Washington
                             Stock     Cash    Company of    Mutual
                            of the     with      America   Investors
                            Company  Interest     Fund        Fund      Total
                           --------  --------  ----------  ----------  ---------
   Balance at
     December 31, 1992   $3,774,506 $453,641   $13,759     $ 7,930   $4,249,836
   Additions:
     Participants'
      contributions       1,633,981  223,016    14,382       8,919    1,880,298
     Net appreciation
      (depreciation)     (1,130,910)               922         491   (1,129,497)
     Interest and
      dividend income        30,577   36,712     1,363         497       69,149
                          ---------  -------   -------     -------    ---------
   Total additions          533,648  259,728    16,667       9,907      819,950
   Participants'
     withdrawals           (237,418) (50,998)     (323)                (288,739)
   Transfers between
     options                 93,869  (81,940)   (2,321)     (9,608)           -
                          ---------  -------    ------      -------   ---------
   Balance at
     December 31, 1993    4,164,605  580,431    27,782       8,229    4,781,047
   Additions:
     Participants'
      contributions       1,000,921  147,202     6,889       12,828   1,167,840
     Net depreciation       (90,848)       -        (3)        (445)    (91,296)
     Interest and
      dividend income        17,355   28,526       139        1,217      47,237
                          ---------  -------     -----       ------   ---------
   Total additions          927,428  175,728     7,025       13,600   1,123,781




   (continued)
                                                                          8

   Participants'
     withdrawals           (292,287) (25,019)        -       (3,450)   (320,756)
   Transfers between
     options                  8,238   (8,238)    2,350       (2,350)          -
                          ---------  -------    ------       ------   ---------
   Balance transferred
     to Pooled Fund at
      July 31, 1994      $4,807,984 $722,902   $37,157      $16,029  $5,584,072
                          =========  =======    ======       ======   =========

   6. Prospective Accounting Standard

   The Plan will be required to adopt American Institute of Certified Public Accountants Statement of Position 94-4 (SOP) as of January 1, 1995 with a delayed effective date of January 1, 1996 for investment contracts entered into before December 31, 1993. When adopted, the SOP will require the Plan to report fully benefit responsive investment contracts at contract value and all other investment contracts at fair value. The effect of adopting this requirement has not yet been determined.









































                                                                          9

                                   Schedule

                         Cooper Tire & Rubber Company
                        Texarkana Pre-Tax Savings Plan

                Item 27d - Schedule of Reportable Transactions

                         Year ended December 31, 1994
                                                         Sales
                                             --------------------------------
                                                        Cost (Plus
                                 Cost of                 Accrued      Gain/
     Description of Assets      Purchases    Proceeds    Interest)    (Loss)
   -------------------------    ---------    --------   ----------   --------
   National City Bank - NCC
     Government Portfolio Fund  $1,100,814  $1,169,063  $1,169,063   $     -
   Cooper Tire & Rubber Company
     common stock                  928,485           -           -         -
   New York Life Insurance
     Company - 8.70 annuity
      contract                      12,874     242,551     242,551         -




   Note: The purchase and selling price for each reportable transaction represents its fair value at the time of acquisition or disposition.
































                                                                         10

                                                             EXHIBIT (99)
                           Cooper Tire & Rubber Company
                     Pre-Tax Savings Plan at the Auburn Plant

                        Financial Statements and Schedule


                      Years ended December 31, 1994 and 1993




                                     Contents

   Report of Independent Auditors                                         1

   Audited Financial Statements

   Statements of Assets Available for Plan Benefits                       2
   Statements of Changes in Assets Available for Plan Benefits            3
   Notes to Financial Statements                                          4


   Schedule

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

                        Report of Independent Auditors

   Pre-Tax Savings Plan Committee
   Cooper Tire & Rubber Company
    Pre-Tax Savings Plan at the Auburn Plant

   We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan at the Auburn Plant as of December 31, 1994 and 1993, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan at the Auburn Plant at December 31, 1994 and 1993, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule of reportable transactions for the year ended December 31, 1994 is presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and is not a required part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in our audit of the 1994 financial statements and, in our opinion, is fairly stated in all material respects in relation to the 1994 basic financial statements taken as a whole.




                                                      /s/ Ernst & Young LLP
                                                      ---------------------
                                                      ERNST & YOUNG LLP

   May 31, 1995






                          Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan at the Auburn Plant

                Statements of Assets Available for Plan Benefits

                                                          December 31
                                                        1994        1993
                                                      ---------   ---------
   Assets
   Investments (Notes 4 & 5):
     Value of interest in Pooled Fund                  $454,734    $      -
     Cooper Tire & Rubber Company common stock                -     129,100
     Cash with interest:
       Provident Life and Accident Insurance Company -
        5.55% annuity contract                                -      36,179
       Principal Mutual Life Insurance Company - 4.73%
        annuity contract                                      -      14,366
                                                        -------     -------
                                                              -      50,545
     Mutual funds:
       The Investment Company of America Fund                 -      17,416
       The Washington Mutual Investors Fund                   -      11,208
                                                        -------     -------
                                                              -      28,624

     Short-term investments                                   -       4,688
                                                        -------     -------
                                                       $454,734    $212,957

   Participants' contributions receivable                     -      34,064
                                                        -------     -------
   Assets available for plan benefits                  $454,734    $247,021
                                                        =======     =======

   See accompanying notes.























                           Cooper Tire & Rubber Company
                     Pre-Tax Savings Plan at the Auburn Plant

           Statements of Changes in Assets Available for Plan Benefits


                                                       Year ended December 31
                                                         1994          1993
                                                       ---------    ---------
   Additions:
     Participants' contributions                        $264,102     $210,118

     Investment income (loss):
       Net depreciation in fair value of investments
         (Note 5)                                        (10,148)     (22,463)
       Net loss from Pooled Fund (Note 4)                 (3,797)           -
       Interest                                            2,069        2,178
       Dividends                                           1,643        1,760
                                                         -------      -------
                                                         (10,233)     (18,525)
                                                         -------      -------
   Total additions                                       253,869      191,593

   Participants' withdrawals                             (46,156)      (2,038)
                                                         -------      -------
   Increase in assets available for
     plan benefits during the year                       207,713      189,555
   Assets available for plan benefits
     at beginning of year                                247,021       57,466
                                                         -------      -------
   Assets available for plan benefits at end of year    $454,734     $247,021
                                                         =======      =======

   See accompanying notes.
























                         Cooper Tire & Rubber Company
                   Pre-Tax Savings Plan at the Auburn Plant

                        Notes to Financial Statements

                          December 31, 1994 and 1993

   1. Significant Accounting Policies

   Investments

   Investments in common stock of Cooper Tire & Rubber Company (Company) and in mutual funds are stated at quoted market and net asset values, respectively, as determined on the last business day of the Plan year. Short-term investments are stated at cost and cash with interest investments are valued at cost plus accrued interest, both of which approximate fair value.

   On July 31, 1994 the investments of the Plan were combined with similar assets of the other defined contribution plans sponsored by the Company.

   The combined investments (Pooled Fund) are held by National City Bank as trustee and are valued at their fair value as determined by the trustee.

   Contributions

   Contributions are recorded when the Company makes payroll deductions for Plan participants, and are invested in any of four investment options at the participant's election.

   2. Summary of Plan

   The Cooper Tire & Rubber Company Pre-Tax Savings Plan at the Auburn Plant (Plan) is a defined contribution plan administered by a Plan Committee appointed by the Company. Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #634, United Rubber, Cork, Linoleum and Plastic Workers of America (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1994, 160 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:

     1) Cooper Tire & Rubber Company common stock.

     2) Mutual funds managed by the American Funds Group, a subsidiary of Capital Group Incorporated:

        a) The Investment Company of America Fund - managed to provide long-term growth of capital and income, placing greater emphasis on future dividends than on current income.

        b) The Washington Mutual Investors Fund - managed to provide current income and opportunity for capital growth through the selection of common stocks.

     3) Cash with interest - contributions are currently placed in interest bearing investments and direct obligations of insurance companies guaranteeing payment of the principal and a specified rate of return.
   (continued)



   The Plan provides that Pre-Tax Savings Plan (PSP) contributions may be made in one percent multiples of participant's compensation up to fifteen percent, subject to Internal Revenue Service (IRS) limits on annual contributions to the Plan. The amount of contribution may be changed every thirty days.

   Investment options for future contributions may be changed daily. Reallocation of balances may be made among the options daily.
   Directions given by participants to the Plan trustee concerning the voting of common stock are confidential.

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

   The Plan shall continue until December 6, 1997. Thereafter it shall renew itself for yearly periods unless written notice is given by the Company or the Union that it is desired to terminate or amend the Plan. The Company has reserved the right to amend the Plan at any time if such amendment is necessary to enable the Plan to meet the requirements of the Internal Revenue Code or the requirements of any governmental authority. If the Plan terminates, and a successor plan is not adopted, all assets will be distributed to participants in a lump sum.

   3. Income Tax Status

   The IRS issued a determination letter dated October 6, 1994 advising that the Plan meets the requirements of Section 401(a) of the Internal Revenue Code and, therefore, the Trust created pursuant to the Plan qualifies as a tax-exempt Trust under Section 501(a).

   4. Value of Interest in Pooled Fund

   The assets of the Pooled Fund as of December 31, 1994 are as follows:
                                   Cooper Tire & Rubber Company Pooled Fund
                              -------------------------------------------------
                              Cooper Tire                   The         The
                                & Rubber       Cash      Investment  Washington
                                Company        with      Company of    Mutual
                                Common       Interest     America     Investors
                               Stock Fund      Fund        Fund         Fund
                              ------------  -----------  ----------  ----------
   NCC Government
     Obligation Fund          $  3,832,867  $   794,156  $  210,485  $  202,193
   Cooper Tire &
     Rubber Company
     Common Stock              227,793,333




   (continued)


   Mutual funds:
     The Investment
      Company of
      America Fund                                        3,196,070
     The Washington
      Mutual
      Investors Fund                                                  1,922,281
                               -----------   ----------   ---------   ---------
                                         -            -   3,196,070   1,922,281
   Cash with Interest Fund:
     Provident Life and
      Accident Insurance
      Company - 5.55%
      annuity contract;
      50% of balance
      matures January 31,
      1995 and remainder
      matures January 30,
      1998                                   11,151,499
     John Hancock Mutual Life
      Insurance Company -
      8.27% annuity contract;
      matures January 31, 1997                9,568,259
     Prudential Life Insurance
      Company - 5.48% annuity
      contract; matures July 31,
      1996                                    8,527,141
     Principal Mutual Life
      Insurance Company - 4.73%
      annuity contract; 50% of
      balance matures January 31,
      1995 and remainder matures
      July 31, 1997                           7,650,645
     Sun Life Insurance Company
      of Canada (U.S.) - 8.07%
      annuity contract; matures
      January 31, 1996                        6,515,295
     Connecticut General Life
      Insurance Company -
      7.03% variable annuity
      contract;  matures
      January 31, 1996                        5,114,841
     Commonwealth Life Insurance
      Company - 4.87% annuity
      contract; 50% of balance
      matures January 31, 1996
      and remainder matures
      July 31, 1998                           4,416,561
                               -----------   ----------   ---------   ---------
                                         -   52,944,241           -           -
                               -----------   ----------   ---------   ---------
   Total assets               $231,626,200  $53,738,397  $3,406,555  $2,124,474
                               ===========   ==========   =========   =========

   (continued)






   The net investment gain (loss) of the Pooled Fund for the five-month period ended December 31, 1994 is as follows:
                                  Cooper Tire & Rubber Company Pooled Fund
                              -------------------------------------------------
                              Cooper Tire                   The         The
                                & Rubber       Cash      Investment  Washington
                                Company        with      Company of    Mutual
                                Common       Interest     America     Investors
                               Stock Fund      Fund        Fund         Fund
                              ------------  -----------  ----------  ----------
   Interest                    $    25,088  $ 1,084,760  $    1,100  $      686
   Dividends                     1,057,714            -     148,760      15,750
   Net realized and unrealized
     gain (loss)                (9,063,252)           -     (14,942)     28,278
                                ----------   ----------   ---------   ---------
   Net investment gain (loss)  $(7,980,450) $ 1,084,760  $  134,918  $   44,714

   The value of the Plan's interest in the Pooled Fund is $454,734 and net investment loss from the Pooled Fund is $3,797 as of and for the five-month period ended December 31, 1994. The Plan's interest in the Pooled Fund's assets as of December 31, 1994 is as follows:

   Cooper Tire & Rubber Company Common Stock Fund       0.1%
   Cash with Interest Fund                              0.2%
   The Investment Company of America Fund               1.3%
   The Washington Mutual Investors Fund                 1.2%

   The net investment gains of the Pooled Fund are allocated to each plan based on the percentage of that Plan's units in each Pooled Fund category.

   5. Investments

   The Plan's investments are held by National City Bank as trustee under an agreement which directs the trustee to invest participant contributions based on their investment elections. PSP contributions and income not yet invested in the options selected by the participant due to the "transaction period" as defined by the Plan, are invested in cash with interest investments.

   The net appreciation (depreciation) in fair value of the Plan's investments consisted of the following:
                                       Seven-month
                                       period ended             Year Ended
                                         July 31                December 31
                                           1994                    1993
                                       ------------            ------------
   Cooper Tire & Rubber Company
     common stock                       $ (9,787)               $(23,006)
   Mutual funds                             (361)                    543
                                         -------                 -------
                                        $(10,148)               $(22,463)
                                         =======                 =======



   (continued)
                                                                          7

   5. Investments (continued)

   Changes in amounts allocated to each of the Plan's investment options are summarized below:
                                                    Mutual Funds
                                                ---------------------
                                                  The         The
                            Common             Investment  Washington
                             Stock     Cash    Company of    Mutual
                            of the     with      America   Investors
                            Company  Interest     Fund        Fund      Total
                           --------  --------  ----------  ----------  --------
   Balance at
     December 31, 1992    $ 37,332    $12,195    $ 4,681    $ 3,258   $ 57,466
   Additions:
     Participants'
      contributions        136,906     47,849     15,582      9,781    210,118
     Net appreciation
      (depreciation)       (23,006)                  315        228    (22,463)
     Interest and
      dividend income          743      1,705        965        525      3,938
                           -------     ------     ------     ------    -------
   Total additions         114,643     49,554     16,862     10,534    191,593
   Participants'
     withdrawals               (26)    (2,012)                          (2,038)
   Transfers between
     options                  (124)       124                                -
                           -------     ------     ------     ------    -------
   Balance at
     December 31, 1993     151,825     59,861     21,543     13,792    247,021
   Additions:
     Participants'
      contributions        107,761     32,278     12,455      7,800    160,294
     Net depreciation       (9,787)                 (203)      (158)   (10,148)
     Interest and
      dividend income          804      2,349        312        247      3,712
                           -------     ------     ------     ------    -------
   Total additions          98,778     34,627     12,564      7,889    153,858
   Participants'
     withdrawals            (7,021)    (5,331)                 (782)   (13,134)
   Transfers between
     options                  (124)       124        (23)        23          -
                           -------     ------     ------     ------    -------
   Balance transferred
     to Pooled Fund at
     July 31, 1994        $243,458    $89,281    $34,084    $20,922   $387,745
                           =======     ======     ======     ======    =======

   6. Prospective Accounting Standard

   The Plan will be required to adopt American Institute of Certified Public Accountants Statement of Position 94-4 (SOP) as of January 1, 1995 with a delayed effective date of January 1, 1996 for investment contracts entered into before December 31, 1993. When adopted, the SOP will require the Plan to report fully benefit responsive investment contracts at contract value and all other investment contracts at fair value. The effect of adopting this requirement has not yet been determined.



                                   Schedule

                           Cooper Tire & Rubber Company
                     Pre-Tax Savings Plan at the Auburn Plant

                  Item 27d - Schedule of Reportable Transactions

                           Year ended December 31, 1994
                                                         Sales
                                             --------------------------------
                                                        Cost (Plus
                                 Cost of                 Accrued      Gain/
     Description of Assets      Purchases    Proceeds    Interest)    (Loss)
   -------------------------   -----------   --------   ----------    -------
   National City Bank - NCC
     Government Portfolio Fund   $165,932    $170,597    $170,597    $      -
   Cooper Tire & Rubber Company
     common stock                 119,688           -           -           -
   Commonwealth Life Insurance
     Company - 4.87% annuity
     contract                      29,323         990         990           -
   The Investment Company
     of America - mutual fund      16,744           -           -           -




   Note: The purchase and selling price for each reportable transaction represents its fair value at the time of acquisition or disposition.





























                                                             EXHIBIT (99)
                         Cooper Tire & Rubber Company
                  Pre-Tax Savings Plan at the Findlay Plant

                      Financial Statements and Schedule


                    Years ended December 31, 1994 and 1993





                                   Contents

   Report of Independent Auditors                                         1

   Audited Financial Statements

   Statements of Assets Available for Plan Benefits                       2
   Statements of Changes in Assets Available for Plan Benefits            3
   Notes to Financial Statements                                          4


   Schedule

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

                        Report of Independent Auditors

   Pre-Tax Savings Plan Committee
   Cooper Tire & Rubber Company
    Pre-Tax Savings Plan at the Findlay Plant

   We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan at the Findlay Plant as of December 31, 1994 and 1993, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan at the Findlay Plant at December 31, 1994 and 1993, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule of reportable transactions for the year ended December 31, 1994 is presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and is not a required part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in our audit of the 1994 financial statements and, in our opinion, is fairly stated in all material respects in relation to the 1994 basic financial statements taken as a whole.




                                                      /s/ Ernst & Young LLP
                                                      ---------------------
                                                      ERNST & YOUNG LLP

   May 31, 1995







                                                                          1

                           Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan at the Findlay Plant

                 Statements of Assets Available for Plan Benefits



                                                            December 31
                                                        1994          1993
                                                     ----------    ----------
   Assets
   Investments (Notes 4  & 5):
     Value of interest in Pooled Fund                $2,862,814    $        -
     Cooper Tire & Rubber Company common stock                -       914,125
     Mutual funds:
      The Investment Company of America Fund                  -       148,449
      The Washington Mutual Investors Fund                    -        87,483
                                                      ---------     ---------
                                                              -       235,932

     Cash with interest                                       -        90,861
     Short-term investments                                   -        25,032
                                                      ---------     ---------
                                                      2,862,814     1,265,950
   Participants' contributions receivable                     -       171,621
                                                      ---------     ---------
   Assets available for plan benefits                $2,862,814    $1,437,571
                                                      =========     =========

   See accompanying notes.




























                                                                          2

                           Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan at the Findlay Plant

           Statements of Changes in Assets Available for Plan Benefits



                                                  Year Ended December 31
                                                    1994           1993
                                                ------------   ------------
   Additions:
     Participants' contributions                $1,517,196     $1,154,596

     Investment income (loss):
       Net depreciation in fair value
        of investments  (Note 5)                   (37,789)      (159,058)
       Net loss from Pooled Fund (Note 4)          (34,744)             -
       Dividends                                    11,479         14,328
       Interest                                      3,412          7,276
                                                 ---------      ---------
                                                   (57,642)      (137,454)
                                                 ---------      ---------
   Total additions                               1,459,554      1,017,142

   Participants' withdrawals                       (34,311)       (11,288)
                                                 ---------      ---------
   Increase in assets available for
     plan benefits during the year               1,425,243      1,005,854
   Assets available for plan benefits
     at beginning of year                        1,437,571        431,717
                                                 ---------      ---------
   Assets available for plan benefits
     at end of year                             $2,862,814     $1,437,571
                                                 =========      =========

   See accompanying notes.






















                                                                          3

                         Cooper Tire & Rubber Company
                  Pre-Tax Savings Plan at the Findlay Plant

                        Notes to Financial Statements

                          December 31, 1994 and 1993

   1. Significant Accounting Policies

   Investments

   Investments in common stock of Cooper Tire & Rubber Company (Company) and in mutual funds are stated at quoted market and net asset values, respectively, as determined on the last business day of the Plan year. Short-term investments are stated at cost and cash with interest investments are valued at cost plus accrued interest, both of which approximate fair value.

   On July 31, 1994 the investments of the Plan were combined with similar assets of the other defined contribution plans sponsored by the Company.

   The combined investments (Pooled Fund) are held by National City Bank as trustee and are valued at their fair value as determined by the trustee.

   Contributions

   Contributions are recorded when the Company makes payroll deductions for Plan participants, and are invested in any of four investment options at the participant's election.

   2. Summary of Plan

   The Cooper Tire & Rubber Company Pre-Tax Savings Plan at the Findlay Plant (Plan) is a defined contribution plan administered by a Plan Committee appointed by the Company. Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #207, United Rubber, Cork, Linoleum and Plastic Workers of America (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1994, 435 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:

     1)  Cooper Tire & Rubber Company common stock.

     2) Mutual funds managed by the American Funds Group, a subsidiary of Capital Group Incorporated:

         a) The Investment Company of America Fund - managed to provide long-term growth of capital and income, placing greater emphasis on future dividends than on current income.

         b) The Washington Mutual Investors Fund - managed to provide current income and opportunity for capital growth through the selection of common stocks.

     3) Cash with interest - contributions are currently placed in interest bearing investments and direct obligations of insurance companies guaranteeing payment of the principal and a specified rate of return.



   (continued)
                                                                          4

   The Plan provides that Pre-Tax Savings Plan (PSP) contributions may be made in one percent multiples of participant's compensation up to fifteen percent, subject to Internal Revenue Service (IRS) limits on annual contributions to the Plan. The amount of contribution may be changed every thirty days.

   Investment options for future contributions and reallocation of balances among the options may be made daily. Directions given by participants to the Plan trustee concerning the voting of common stock are confidential.

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

   The Plan shall continue until October 31, 1997. Thereafter it shall renew itself for yearly periods unless written notice is given by the Company or the Union that it is desired to terminate or amend the Plan. The Company has reserved the right to amend the Plan at any time if such amendment is necessary to enable the Plan to meet the requirements of the Internal Revenue Code or the requirements of any governmental authority. If the Plan terminates, and a successor plan is not adopted, all assets will be distributed to participants in a lump sum.

   3. Income Tax Status

   The IRS issued a determination letter dated October 6, 1994 advising that the Plan meets the requirements of Section 401(a) of the Internal Revenue Code and, therefore, the Trust created pursuant to the Plan qualifies as a tax-exempt Trust under Section 501(a).


   4. Value of Interest in Pooled Fund

   The assets of the Pooled Fund as of December 31, 1994 are as follows:
                                  Cooper Tire & Rubber Company Pooled Fund
                              -------------------------------------------------
                              Cooper Tire                   The         The
                                & Rubber       Cash      Investment  Washington
                                Company        with      Company of    Mutual
                                Common       Interest     America     Investors
                               Stock Fund      Fund         Fund        Fund
                              ------------  -----------  ----------  ----------
   NCC Government
     Obligation Fund          $  3,832,867  $   794,156  $  210,485  $  202,193
   Cooper Tire &
     Rubber Company
     Common Stock              227,793,333





   (continued)
                                                                          5

   Mutual funds:
     The Investment Company
      of America Fund                                     3,196,070
     The Washington Mutual
      Investors Fund                                                  1,922,281
                               -----------   ----------   ---------   ---------
                                         -           -    3,196,070   1,922,281
   Cash with Interest Fund:
     Provident Life and
      Accident Insurance
      Company - 5.55%
      annuity contract;
      50% of balance
      matures January 31,
      1995 and remainder
      matures January 30, 1998              11,151,499
   John Hancock Mutual Life
     Insurance Company - 8.27%
      annuity contract; matures
      January 31, 1997                       9,568,259
   Prudential Life Insurance
     Company - 5.48% annuity
      contract; matures
      July 31, 1996                          8,527,141
   Principal Mutual Life
     Insurance Company -
      4.73% annuity contract;
      50% of balance matures
      January 31, 1995 and
      remainder matures
      July 31, 1997                          7,650,645
   Sun Life Insurance Company
     of Canada (U.S.) - 8.07%
      annuity contract; matures
      January 31, 1996                       6,515,295
   Connecticut General Life
     Insurance Company - 7.03%
      variable annuity contract;
      matures January 31, 1996               5,114,841
   Commonwealth Life Insurance
     Company - 4.87% annuity
      contract; 50% of balance
      matures January 31, 1996
      and remainder matures
      July 31, 1998                          4,416,561
                              -----------   ----------   ---------    ---------
                                        -   52,944,241           -            -
                              -----------   ----------   ---------    ---------
   Total assets              $231,626,200  $53,738,397  $3,406,555   $2,124,474
                              ===========   ==========   =========    =========










   (continued)
                                                                          6

   The net investment gain (loss) of the Pooled Fund for the five-month period ended December 31, 1994 is as follows:
                                   Cooper Tire & Rubber Company Pooled Fund
                              -------------------------------------------------
                              Cooper Tire                   The         The
                                & Rubber       Cash      Investment  Washington
                                Company        with      Company of    Mutual
                                Common       Interest     America     Investors
                               Stock Fund      Fund         Fund        Fund
                              ------------  -----------  ----------  ----------
   Interest                   $     25,088  $ 1,084,760  $    1,100  $      686
   Dividends                     1,057,714            -     148,760      15,750
   Net realized and
     unrealized gain (loss)     (9,063,252)           -     (14,942)     28,278
                               -----------   ----------   ---------   ---------
   Net investment gain (loss) $ (7,980,450) $ 1,084,760  $  134,918  $   44,714

   The value of the Plan's interest in the Pooled Fund is $2,862,814 and net investment loss from the Pooled Fund is $34,744 as of and for the five-month period ended December 31, 1994. The Plan's interest in the Pooled Fund's assets as of December 31, 1994 is as follows:

   Cooper Tire & Rubber Company Common Stock Fund       0.9%
   Cash with Interest Fund                              0.5%
   The Investment Company of America Fund               9.9%
   The Washington Mutual Investors Fund                10.7%

   The net investment gains (losses) of the Pooled Fund are allocated to each plan based on the percentage of that Plan's units in each Pooled Fund category.

   5. Investments

   The Plan's investments prior to July 31, 1994 were also held by National City Bank as trustee. PSP contributions and income not yet invested in the options selected by the participant due to the "transaction period" as defined by the Plan, were invested in cash with interest investments.

   The net appreciation (depreciation) of the Plan's investments consisted of the following:
                                       Seven-month
                                       period ended             Year Ended
                                         July 31                December 31
                                           1994                    1993
                                       ------------            ------------
   Cooper Tire & Rubber Company
     common stock                       $(35,054)               $(163,098)
   Mutual funds                           (2,735)                   4,040
                                         -------                 --------
                                        $(37,789)               $(159,058)
                                         =======                 ========



   (continued)                                                            7

   Changes in amounts allocated to each of the Plan's investment options are summarized below:
                                                    Mutual Funds
                                                ---------------------
                                                  The         The
                            Common             Investment  Washington
                             Stock     Cash    Company of    Mutual
                            of the     with      America   Investors
                            Company  Interest     Fund        Fund      Total
                           --------  --------  ----------  ----------  --------
   Balance at
     December 31, 1992  $  335,105  $ 28,395   $ 45,363   $ 22,854  $  431,717
   Additions:
     Participants'
      contributions        856,228    90,635    125,482     82,251   1,154,596
     Net appreciation
      (depreciation)      (163,098)               2,829      1,211    (159,058)
     Interest and
      dividend income        5,752     3,278      8,694      3,880      21,604
                         ---------   -------    -------    -------   ---------
   Total additions         698,882    93,913    137,005     87,342   1,017,142
   Participants'
     withdrawals            (9,034)   (1,990)      (132)      (132)    (11,288)
   Transfers between
     options                26,482   (12,992)    (7,546)    (5,944)          -
                         ---------   -------    -------    -------   ---------
   Balance at
     December 31, 1993   1,051,435   107,326    174,690    104,120   1,437,571
   Additions:
     Participants'
      contributions        553,950    72,228     83,690     66,120     775,988
     Net depreciation      (35,054)              (1,192)    (1,543)    (37,789)
   Interest and
      dividend income        6,818     3,627      2,495      1,951      14,891
                        ----------  --------   --------   --------   ---------
   Total additions         525,714    75,855     84,993     66,528     753,090
   Participants'
     withdrawals            (9,512)     (330)    (2,039)    (1,646)    (13,527)
   Transfers between
     options                23,986    (9,359)    (7,389)    (7,238)          -
                         ---------   -------    -------    -------   ---------
   Balance transferred
     to Pooled Fund at
      July 31, 1994     $1,591,623  $173,492   $250,255   $161,764  $2,177,134
                         =========   =======    =======    =======   =========

   6. Prospective Accounting Standard

   The Plan will be required to adopt American Institute of Certified Public Accountants Statement of Position 94-4 (SOP) as of January 1, 1995 with a delayed effective date of January 1, 1996 for investment contracts entered into before December 31, 1993. When adopted, the SOP will require the Plan to report fully benefit responsive investment contracts at contract value and all other investment contracts at fair value. The effect of adopting this requirement has not yet been determined.



                                                                          8

                                   Schedule

                         Cooper Tire & Rubber Company
                  Pre-Tax Savings Plan at the Findlay Plant

                Item 27d - Schedule of Reportable Transactions

                         Year ended December 31, 1994


                                                         Sales
                                             --------------------------------
                                                        Cost (Plus
                                 Cost of                 Accrued      Gain/
     Description of Assets      Purchases    Proceeds    Interest)    (Loss)
   -------------------------    ---------    ---------  ----------    -------
   National City Bank - NCC
     Government Portfolio Fund   $864,173    $889,092    $889,092      $  -

   Cooper Tire & Rubber Company
     common stock                 701,209
   The Investment Company
     of America - mutual fund     105,657
   Commonwealth Life Insurance
     Company - 4.87% annuity
      contract                     84,863
   The Washington Mutual
     Investors Fund - mutual
     fund                          82,184



   Note: The purchase and selling price for each reportable transaction represents its fair value at the time of acquisition or disposition.
























                                                                          9

                                                             EXHIBIT (99)
                         Cooper Tire & Rubber Company
                 Pre-Tax Savings Plan at the El Dorado Plant

                      Financial Statements and Schedule


                    Years ended December 31, 1994 and 1993




                                   Contents

   Report of Independent Auditors                                         1

   Audited Financial Statements

   Statements of Assets Available for Plan Benefits                       2
   Statements of Changes in Assets Available for Plan Benefits            3
   Notes to Financial Statements                                          4


   Schedule

   Item 27d - Schedule of Reportable Transactions                        10


   A schedule of party-in-interest transactions has not been presented because there were no party-in interest transactions which are prohibited by ERISA Section 406 and for which there is no statutory or administrative exemption.

                        Report of Independent Auditors

   Pre-Tax Savings Plan Committee
   Cooper Tire & Rubber Company
    Pre-Tax Savings Plan at the El Dorado Plant

   We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan at the El Dorado Plant as of December 31, 1994 and 1993, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan at the El Dorado Plant at December 31, 1994 and 1993, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule of reportable transactions for the year ended December 31, 1994 is presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and is not a required part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in our audit of the 1994 financial statements and, in our opinion, is fairly stated in all material respects in relation to the 1994 basic financial statements taken as a whole.




                                                      /s/ Ernst & Young LLP
                                                      ---------------------
                                                      ERNST & YOUNG LLP

   May 31, 1995






                                                                          1

                         Cooper Tire & Rubber Company
                 Pre-Tax Savings Plan at the El Dorado Plant

               Statements of Assets Available for Plan Benefits

                                                            December 31
                                                        1994          1993
                                                      ---------     --------
   Assets
   Investments (Notes 4 & 5)
     Value of interest in Pooled Fund                 $275,544       $     -
     Cooper Tire & Rubber Company common stock               -        77,425

     Cash with interest:
      John Hancock Mutual Life Insurance Company
        - 8.27% annuity contract                             -        35,427
      Provident Life and Accident Insurance Company
         - 5.55% annuity contract                            -        29,368
      Other                                                  -         7,680
                                                        ------       -------
                                                                      72,475

     Mutual funds:
      The Investment Company of America Fund                  -        1,919
      The Washington Mutual Investors Fund                    -        2,431
                                                        -------      -------
                                                                       4,350

     Short-term investments                                   -        3,120
                                                        -------      -------
                                                       $275,544     $157,370

   Participants' contributions receivable                     -       14,360
                                                        -------      -------
   Assets available for plan benefits                  $275,544     $171,730
                                                        =======      =======

   See accompanying notes.



















                                                                          2

                         Cooper Tire & Rubber Company
                 Pre-Tax Savings Plan at the El Dorado Plant

         Statements of Changes in Assets Available for Plan Benefits



                                                       Year ended December 31
                                                         1994          1993
                                                       --------      --------
   Additions:
     Participants' contributions                       $132,783      $82,522
     Investment income (loss):
       Net depreciation in fair value of investments
          (Note 5)                                       (4,305)     (19,687)
       Interest                                           3,093        4,386
       Dividends                                            572          628
       Net loss from Pooled Fund (Note 4)                  (382)           -
                                                        --------     -------
                                                         (1,022)     (14,673)
                                                        --------     -------
   Total additions                                       131,761      67,849

   Participants' withdrawals                             (27,947)     (4,702)
                                                        --------     --------
   Increase in assets available for
     plan benefits during the year                       103,814       63,147
   Assets available for plan benefits
     at beginning of year                                171,730      108,583
                                                        --------     --------
   Assets available for plan benefits at end of year    $275,544     $171,730
                                                        ========     ========


























                                                                          3

                         Cooper Tire & Rubber Company
                 Pre-Tax Savings Plan at the El Dorado Plant

                        Notes to Financial Statements

                          December 31, 1994 and 1993

   1. Significant Accounting Policies

   Investments

   Investments in common stock of Cooper Tire & Rubber Company (Company) and in mutual funds are stated at quoted market and net asset values, respectively, as determined on the last business day of the Plan year. Short-term investments are stated at cost and cash with interest investments are valued at cost plus accrued interest, both of which approximate fair value.

   On July 31, 1994 the investments of the Plan were combined with similar assets of the other defined contribution plans sponsored by the Company.

   The combined investments (Pooled Fund) are held by National City Bank as trustee and are valued at their fair value as determined by the trustee.

   Contributions

   Contributions are recorded when the Company makes payroll deductions for Plan participants, and are invested in any of four investment options at the participant's election.

   2. Summary of Plan

   The Cooper Tire & Rubber Company Pre-Tax Savings Plan at the El Dorado Plant (Plan) is a defined contribution plan administered by a Plan Committee appointed by the Company. Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #769, United Rubber, Cork, Linoleum and Plastic Workers of America (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1994, 106 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:

     1) Cooper Tire & Rubber Company common stock.

     2) Mutual funds managed by the American Funds Group, a subsidiary of Capital Group Incorporated:

        a) The Investment Company of America Fund - managed to provide long-term growth of capital and income, placing greater emphasis on future dividends than on current income.

        b) The Washington Mutual Investors Fund - managed to provide current income and opportunity for capital growth through the selection of common stocks.

     3) Cash with interest - contributions are currently placed in interest bearing investments and direct obligations of insurance companies guaranteeing payment of the principal and a specified rate of return.



   (continued)
                                                                         4

   The Plan provides that Pre-Tax Savings Plan (PSP) contributions may be made in one percent multiples of participant's compensation up to fifteen percent, subject to Internal Revenue Service (IRS) limits on annual contributions to the Plan. The amount of contribution may be changed every thirty days.

   Investment options for future contributions and reallocation of balances among the options may be made daily. Directions given by participants to the Plan trustee concerning the voting of common stock are confidential.

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

   The Plan shall continue until April 27, 1997. Thereafter it shall renew itself for yearly periods unless written notice is given by the Company or the Union that it is desired to terminate or amend the Plan. The Company has reserved the right to amend the Plan at any time if such amendment is necessary to enable the Plan to meet the requirements of the Internal Revenue Code or the requirements of any governmental authority. If the Plan terminates, and a successor plan is not adopted, all assets will be distributed to participants in a lump sum.

   3. Income Tax Status

   The IRS issued a determination letter dated October 6, 1994 advising that the Plan meets the requirements of Section 401(a) of the Internal Revenue Code and, therefore, the Trust created pursuant to the Plan qualifies as a tax-exempt Trust under Section 501(a).

   4. Value of Interest in Pooled Fund

   The assets of the Pooled Fund as of December 31, 1994 are as follows:
                                  Cooper Tire & Rubber Company Pooled Fund
                              -------------------------------------------------
                              Cooper Tire                   The         The
                                & Rubber       Cash      Investment  Washington
                                Company        with      Company of    Mutual
                                Common       Interest     America     Investors
                               Stock Fund      Fund        Fund         Fund
                              ------------  -----------  ----------  ----------
   NCC Government
     Obligation Fund          $  3,832,867  $   794,156  $  210,485  $  202,193
   Cooper Tire &
     Rubber Company
     Common Stock              227,793,333






   (continued)
                                                                          5

   Mutual funds:
     The Investment
      Company of
      America Fund                                        3,196,070
     The Washington
      Mutual
      Investors Fund                                                  1,922,281
                               -----------   ----------   ---------   ---------
                                         -            -   3,196,070   1,922,281
   Cash with Interest Fund:
     Provident Life and
      Accident Insurance
      Company - 5.55%
      annuity contract;
      50% of balance
      matures January 31,
      1995 and remainder
      matures January 30,
      1998                                   11,151,499
     John Hancock Mutual Life
      Insurance Company -
      8.27% annuity contract;
      matures January 31, 1997                9,568,259
     Prudential Life Insurance
      Company - 5.48% annuity
      contract; matures July 31,
      1996                                    8,527,141
     Principal Mutual Life
      Insurance Company - 4.73%
      annuity contract; 50% of
      balance matures January 31,
      1995 and remainder matures
      July 31, 1997                           7,650,645
     Sun Life Insurance Company
      of Canada (U.S.) - 8.07%
      annuity contract; matures
      January 31, 1996                        6,515,295
     Connecticut General Life
      Insurance Company -
      7.03% variable annuity
      contract;  matures
      January 31, 1996                        5,114,841
     Commonwealth Life Insurance
      Company - 4.87% annuity
      contract; 50% of balance
      matures January 31, 1996
      and remainder matures
      July 31, 1998                           4,416,561
                               -----------   ----------   ---------   ---------
                                         -   52,944,241           -           -
                               -----------   ----------   ---------   ---------
   Total assets               $231,626,200  $53,738,397  $3,406,555  $2,124,474
                               ===========   ==========   =========   =========







   (continued)
                                                                          6

   The net investment gain (loss) of the Pooled Fund for the five-month period ended December 31, 1994 is as follows:
                                  Cooper Tire & Rubber Company Pooled Fund
                              -------------------------------------------------
                              Cooper Tire                   The         The
                                & Rubber       Cash      Investment  Washington
                                Company        with      Company of    Mutual
                                Common       Interest     America     Investors
                               Stock Fund      Fund        Fund         Fund
                              ------------  -----------  ----------  ----------
   Interest                    $    25,088  $ 1,084,760  $    1,100  $      686
   Dividends                     1,057,714            -     148,760      15,750
   Net realized and unrealized
     gain (loss)                (9,063,252)           -     (14,942)     28,278
                                ----------   ----------   ---------   ---------
   Net investment gain (loss)  $(7,980,450) $ 1,084,760  $  134,918  $   44,714
                                ==========   ==========   =========   =========

   The value of the Plan's interest in the Pooled Fund is $275,544 and net investment loss from the Pooled Fund is $382 as of and for the five-month period ended December 31, 1994. The Plan's interest in the Pooled Fund's assets as of December 31, 1994 is as follows:

   Cooper Tire & Rubber Company Common Stock Fund       0.1%
   Cash with Interest Fund                              0.2%
   The Investment Company of America Fund               0.2%
   The Washington Mutual Investors Fund                 0.5%

   The net investment gains (losses) of the Pooled Fund are allocated to each plan based on the percentage of that Plan's units in each Pooled Fund category.

   5. Investments

   The Plan's investments prior to July 31, 1994 were also held by National City Bank as trustee. PSP contributions and income not yet invested in the options selected by the participant due to the "transaction period" as defined by the Plan, were invested in cash with interest investments.



















   (continued)
                                                                          7

   The net appreciation (depreciation) of the Plan's investments consisted of the following:
                                       Seven-month
                                       period ended             Year Ended
                                         July 31                December 31
                                           1994                    1993
                                       ------------            ------------
   Cooper Tire & Rubber Company
     common stock                       $ (4,254)               $(19,773)
   Mutual funds                              (51)                     86
                                         --------                --------
                                        $ (4,305)               $(19,687)
                                         ========                ========

   Changes in amounts allocated to each of the Plan's investment options are summarized below:
                                                    Mutual Funds
                                                ---------------------
                                                  The         The
                            Common             Investment  Washington
                             Stock     Cash    Company of    Mutual
                            of the     with      America   Investors
                            Company  Interest     Fund        Fund      Total
                           --------  --------  ----------  ----------  --------
   Balance at
     December 31, 1992    $ 60,024    $46,816    $   769   $   974    $108,583
   Additions:
     Participants'
      contributions         45,500     34,050      1,273     1,699      82,522
     Net appreciation
      (depreciation)       (19,773)                   21        65     (19,687)
     Interest and
      dividend income          528      4,260        106       120       5,014
                           -------     ------     ------     ------    -------
   Total additions          26,255     38,310      1,400      1,884     67,849
   Participants'
     withdrawals            (2,571)    (2,131)                          (4,702)
   Transfers between
     options                 1,144     (1,935)                  791          -
                           -------     ------     ------     ------    -------
   Balance at
     December 31, 1993      84,852     81,060      2,169      3,649    171,730
   Additions:
     Participants'
      contributions         43,617     27,252      2,789      2,676     76,334
     Net depreciation       (4,254)         -         (8)       (43)    (4,305)
     Interest and
      dividend income         (155)     3,642         34        144      3,665
                          --------    -------    -------    -------   --------
   Total additions          39,208     30,894      2,815      2,777     75,694




   (continued)
                                                                          8

   Participants'
     withdrawals            (7,427)    (7,671)         -          -    (15,098)
   Transfers between
     options                 6,748     (6,878)      (331)       461          -
                           -------     ------      -----      -----    -------
   Balance transferred
     to Pooled Fund at
     July 31, 1994        $123,381    $97,405     $4,653     $6,887   $232,326
                           =======     ======      =====      =====    =======

   6. Prospective Accounting Standard

   The Plan will be required to adopt American Institute of Certified Public Accountants Statement of Position 94-4 (SOP) as of January 1, 1995 with a delayed effective date of January 1, 1996 for investment contracts entered into before December 31, 1993. When adopted, the SOP will require the Plan to report fully benefit responsive investment contracts at contract value and all other investment contracts at fair value. The effect of adopting this requirement has not yet been determined.










































                                                                          9

                                   Schedule

                         Cooper Tire & Rubber Company
                 Pre-Tax Savings Plan at the El Dorado Plant

                Item 27d - Schedule of Reportable Transactions

                         Year ended December 31, 1994
                                                         Sales
                                             --------------------------------
                                                        Cost (Plus
                                 Cost of                 Accrued      Gain/
     Description of Assets      Purchases    Proceeds    Interest)    (Loss)
   -------------------------    ---------    --------   ----------   --------
   National City Bank - NCC
     Government Portfolio Fund   $71,676      $74,822     $74,822     $  -
   Cooper Tire & Rubber Company
     common stock                 51,605
   Commonwealth Life Insurance
     Company - 4.87% annuity
     contract                     16,445        4,698       4,699       (1)

   Note: The purchase and selling price for each reportable transaction represents its fair value at the time of acquisition or disposition.


































                                                                         10

                                                             EXHIBIT (99)
                         Cooper Tire & Rubber Company
                 Pre-Tax Savings Plan (Bowling Green - Hose)

                      Financial Statements and Schedule


                      Year ended December 31, 1994 and
                        Period ended December 31, 1993




                                   Contents

   Report of Independent Auditors                                         1

   Audited Financial Statements

   Statements of Assets Available for Plan Benefits                       2
   Statements of Changes in Assets Available for Plan Benefits            3
   Notes to Financial Statements                                          4


   Schedule

   Item 27d - Schedule of Reportable Transactions                        10


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

                        Report of Independent Auditors

   Pre-Tax Savings Plan Committee
   Cooper Tire & Rubber Company
    Pre-Tax Savings Plan (Bowling Green - Hose)

   We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green - Hose) as of December 31, 1994 and 1993, and the related statements of changes in assets available for plan benefits for the year ended December 31, 1994 and the three-month period (since inception) ended December 31, 1993. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green
   - Hose) at December 31, 1994 and 1993, and the changes in its assets available for plan benefits for the year ended December 31, 1994 and the three-month period ended December 31, 1993, in conformity with generally accepted accounting principles.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule of reportable transactions for the year ended December 31, 1994 is presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and is not a required part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in our audit of the 1994 financial statements and, in our opinion, is fairly stated in all material respects in relation to the 1994 basic financial statements taken as a whole.




                                                      /s/ Ernst & Young LLP
                                                      ---------------------
                                                      ERNST & YOUNG LLP

   May 31, 1995




                                                                          1

                         Cooper Tire & Rubber Company
                 Pre-Tax Savings Plan (Bowling Green - Hose)

               Statements of Assets Available for Plan Benefits

                                                            December 31
                                                        1994          1993
                                                       -------       -------
   Assets
   Investments (Notes 4 & 5)
     Value of interest in Pooled Fund                  $88,160       $     -
     Cooper Tire & Rubber Company common stock               -         2,475
     Short-term investments  - NCC Government
      Portfolio Fund                                         -         1,080
                                                        ------        ------
                                                        88,160         3,555

   Participants' contributions receivable                    -         7,781
                                                        ------        ------
   Assets available for plan benefits                  $88,160       $11,336
                                                        ======        ======

   See accompanying notes.


































                                                                          2

                            Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (Bowling Green - Hose)

            Statements of Changes in Assets Available for Plan Benefits
                                                                   Three-month
                                                    Year ended     period ended
                                                     December      December 31
                                                       1994             1993
                                                    ----------     ------------
   Additions:
     Participants' contributions                      $81,413        $11,236

     Investment income (loss):
       Net appreciation (depreciation) in
         fair value of investments (Note 5)            (2,535)            92
       Net loss from Pooled Fund (Note 4)                (731)             -
       Interest                                           120              8
       Dividends                                          156              -
                                                       ------         ------
                                                       (2,990)           100
                                                       -------        ------
   Total additions                                     78,423         11,336

   Participants' withdrawals                           (1,599)             -
                                                       ------         ------
   Increase in assets available for
     plan benefits during the period                   76,824         11,336

   Assets available for plan benefits
     at beginning of period                            11,336              -
                                                       ------         ------
   Assets available for plan benefits
     at end of period                                 $88,160        $11,336
                                                       ======         ======

   See accompanying notes.





















                                                                          3

                         Cooper Tire & Rubber Company
                 Pre-Tax Savings Plan (Bowling Green - Hose)

                        Notes to Financial Statements

                          December 31, 1994 and 1993

   1. Significant Accounting Policies

   Investments

   Investments in common stock of Cooper Tire & Rubber Company (Company) and in mutual funds are stated at quoted market and net asset values, respectively, as determined on the last business day of the Plan year. Short-term investments are stated at cost and cash with interest investments are valued at cost plus accrued interest, both of which approximate fair value.

   On July 31, 1994 the investments of the Plan were combined with similar assets of the other defined contribution plans sponsored by the Company.

   The combined investments (Pooled Fund) are held by National City Bank as trustee and are valued at their fair value as determined by the trustee.

   Contributions

   Contributions are recorded when the Company makes payroll deductions for Plan participants, and are invested in any of four investment options at the participant's election.

   2. Summary of Plan

   The Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green -
   Hose) (Plan) became operational on October 1, 1993. The Plan is a defined contribution plan administered by a Plan Committee appointed by the Company. Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #1152, United Rubber, Cork, Linoleum and Plastic Workers of America (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1994, 70 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:

     1) Cooper Tire & Rubber Company common stock.

     2) Mutual funds managed by the American Funds Group, a subsidiary of Capital Group Incorporated:

        a) The Investment Company of America Fund - managed to provide long-term growth of capital and income, placing greater emphasis on future dividends than on current income.

        b) The Washington Mutual Investors Fund - managed to provide current income and opportunity for capital growth through the selection of common stocks.







   (continued)
                                                                          4

     3) Cash with interest - Contributions are currently placed in interest bearing investments and direct obligations of insurance companies guaranteeing payment of the principal and a specified rate of return.

   The Plan provides that Pre-Tax Savings Plan (PSP) contributions may be made in one percent multiples of participant's compensation up to fifteen percent, subject to Internal Revenue Service (IRS) limits on annual contributions to the Plan. The amount of contribution may be changed every thirty days.

   Investment options for future contributions may be changed daily. Reallocation of balances may be made among the options daily.
   Directions given by participants to the Plan trustee concerning the voting of common stock are confidential.

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

   The Plan shall continue until April 30, 1998. Thereafter it shall renew itself for yearly periods unless written notice is given by the Company or the Union that it is desired to terminate or amend the Plan. The Company has reserved the right to amend the Plan at any time if such amendment is necessary to enable the Plan to meet the requirements of the Internal Revenue Code or the requirements of any governmental authority. If the Plan terminates, and a successor plan is not adopted, all assets will be distributed to participants in a lump sum.

   3. Income Tax Status

   The IRS issued a determination letter dated April 12, 1994 advising that the Plan meets the requirements of Section 401(a) of the Internal Revenue Code and, therefore, the Trust created pursuant to the Plan qualifies as a tax-exempt Trust under Section 501(a).




















   (continued)
                                                                          5

   4. Value of Interest in Pooled Fund

   The assets of the Pooled Fund as of December 31, 1994 are as follows:
                                   Cooper Tire & Rubber Company Pooled Fund
                              -------------------------------------------------
                              Cooper Tire                   The         The
                                & Rubber       Cash      Investment  Washington
                                Company        with      Company of    Mutual
                                Common       Interest     America     Investors
                               Stock Fund      Fund        Fund         Fund
                              ------------  -----------  ----------  ----------
   NCC Government
     Obligation Fund          $  3,832,867  $   794,156  $  210,485  $  202,193
   Cooper Tire &
     Rubber Company
     Common Stock              227,793,333
   Mutual funds:
     The Investment
      Company of
      America Fund                                        3,196,070
     The Washington
      Mutual
      Investors Fund                                                  1,922,281
                              ------------  -----------  ----------  ----------
                                         -            -   3,196,070   1,922,281
   Cash with Interest Fund:
     Provident Life and
      Accident Insurance
      Company - 5.55%
      annuity contract;
      50% of balance
      matures January 31,
      1995 and remainder
      matures January 30,
      1998                                   11,151,499
     John Hancock Mutual Life
      Insurance Company -
      8.27% annuity contract;
      matures January 31, 1997                9,568,259
     Prudential Life Insurance
      Company - 5.48% annuity
      contract; matures July 31,
      1996                                    8,527,141
     Principal Mutual Life
      Insurance Company - 4.73%
      annuity contract; 50% of
      balance matures January 31,
      1995 and remainder matures
      July 31, 1997                           7,650,645
     Sun Life Insurance Company
      of Canada (U.S.) - 8.07%
      annuity contract; matures
      January 31, 1996                        6,515,295






   (continued)
                                                                          6

     Connecticut General Life
      Insurance Company -
      7.03% variable annuity
      contract;  matures
      January 31, 1996                        5,114,841
     Commonwealth Life Insurance
      Company - 4.87% annuity
      contract; 50% of balance
      matures January 31, 1996
      and remainder matures
      July 31, 1998                           4,416,561
                               -----------   ----------   ---------   ---------
                                         -   52,944,241           -           -
                               -----------   ----------   ---------   ---------
   Total assets               $231,626,200  $53,738,397  $3,406,555  $2,124,474
                               ===========   ==========   =========   =========

   The net investment gain (loss) of the Pooled Fund for the five-month period ended December 31, 1994 is as follows:
                                  Cooper Tire & Rubber Company Pooled Fund
                              -------------------------------------------------
                              Cooper Tire                   The          The
                                & Rubber       Cash      Investment  Washington
                                Company        with      Company of    Mutual
                                Common       Interest     America     Investors
                               Stock Fund      Fund        Fund         Fund
                              ------------  -----------  ----------  ----------
   Interest                    $    25,088  $ 1,084,760  $    1,100  $      686
   Dividends                     1,057,714            -     148,760      15,750
   Net realized and unrealized
     gain (loss)                (9,063,252)           -     (14,942)     28,278
                                ----------   ----------   ---------   ---------
   Net investment gain (loss)  $(7,980,450) $ 1,084,760  $  134,918  $   44,714
                                ==========   ==========   =========   =========

   The value of the Plan's interest in the Pooled Fund is $88,160 and net investment loss from the Pooled Fund is $731 as of and for the five-month period ended December 31, 1994. The Plan's interest in the Pooled Fund's assets as of December 31, 1994 is as follows:

   Cooper Tire & Rubber Company Common Stock Fund       0.1%
   Cash with Interest Fund                              0.1%
   The Investment Company of America Fund               0.3%
   The Washington Mutual Investors Fund                 0.7%

   The net investment gains (losses) of the Pooled Fund are allocated to each plan based on the percentage of that Plan's units in each Pooled Fund category.










   (continued)
                                                                          7

   5. Investments

   The Plan's investments prior to July 31, 1994 were also held by National City Bank as trustee. PSP contributions and income not yet invested in the options selected by the participant due to the "transaction period" as defined by the Plan, were invested in cash with interest investments.

   The net appreciation (depreciation) of the Plan's investments consisted of the following:
                                       Seven-month             Three-month
                                       period ended            period ended
                                         July 31                December 31
                                           1994                    1993
                                       ------------            ------------
   Cooper Tire & Rubber Company
     common stock                       $(1,857)                    $92
   Mutual funds                            (678)                      -
                                         -------                     --
                                        $(2,535)                    $92
                                         =======                     ==

   Changes in amounts allocated to each of the Plan's investment options are summarized below:
                                                    Mutual Funds
                                                ---------------------
                                                  The         The
                            Common             Investment  Washington
                             Stock     Cash    Company of    Mutual
                            of the     with      America   Investors
                            Company  Interest     Fund        Fund      Total
                           --------  --------  ----------  ----------  -------
   Additions:
     Participants'
      contributions        $ 7,258    $  637     $1,297      $2,044    $11,236
     Net appreciation           92                                          92
     Interest and
      dividend income            5         1          1           1          8
                            ------     -----      -----       -----     ------
   Total additions           7,355       638      1,298       2,045     11,336
   Participants'
     withdrawals
   Transfers between
     options
                            ------     -----      -----       -----     ------
   Balance at
     December 31, 1993       7,355       638      1,298       2,045     11,336
   Additions:
     Participants'
      contributions         29,690     4,962      5,080       8,516     48,248
     Net depreciation       (1,857)                (252)       (426)    (2,535)
     Interest and
      dividend income          111        58         37          70        276
                            ------     -----      -----       -----     ------
   Total additions          27,944     5,020      4,865       8,160     45,989


   (continued)
                                                                          8

   Participants'
     withdrawals              (541)                                       (541)
   Transfers between
     options                   704                 (353)       (351)
                            ------     -----      -----      ------     ------
   Balance transferred
     to Pooled Fund at
     July 31, 1994         $35,462    $5,658     $5,810      $9,854    $56,784
                           =======    ======     ======      ======    =======

   6. Prospective Accounting Standard

   The Plan will be required to adopt American Institute of Certified Public Accountants Statement of Position 94-4 (SOP) as of January 1, 1995 with a delayed effective date of January 1, 1996 for investment contracts entered into before December 31, 1993. When adopted, the SOP will require the Plan to report fully benefit responsive investment contracts at contract value and all other investment contracts at fair value. The effect of adopting this requirement has not yet been determined.











































                                                                          9

                                   Schedule

                         Cooper Tire & Rubber Company
                 Pre-Tax Savings Plan (Bowling Green - Hose)

                Item 27d - Schedule of Reportable Transactions

                         Year ended December 31, 1994

                                                         Sales
                                             --------------------------------
                                                        Cost (Plus
                                 Cost of                 Accrued      Gain/
     Description of Assets      Purchases    Proceeds    Interest)    (Loss)
   -------------------------    ---------    --------   ----------   --------
   National City Bank - NCC
     Government Portfolio Fund   $48,615      $49,687      $49,687      $  -
   Cooper Tire & Rubber Company
     common stock                 35,645          674          709       (35)
   The Washington Mutual
     Investors Fund -
     mutual fund                  10,280
   The Investment Company
     of America - mutual fund      6,062
   Commonwealth Life
     Insurance Company -
     4.87% annuity contract        5,210






   Note: The purchase and selling price for each reportable transaction represents its fair value at the time of acquisition or disposition.























                                                                         10

                                                             EXHIBIT (99)
                         Cooper Tire & Rubber Company
                Pre-Tax Savings Plan (Bowling Green - Sealing)

                      Financial Statements and Schedule


                      Year ended December 31, 1994 and
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


   Schedule

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

                        Report of Independent Auditors

   Pre-Tax Savings Plan Committee
   Cooper Tire & Rubber Company
    Pre-Tax Savings Plan (Bowling Green - Sealing)

   We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green - Sealing) as of December 31, 1994 and 1993, and the related statements of changes in assets available for plan benefits for the year ended December 31, 1994 and the three-month period (since inception) ended December 31, 1993. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green
   - Sealing) at December 31, 1994 and 1993, and the changes in its assets available for plan benefits for the year ended December 31, 1994 and the three-month period ended December 31, 1993, in conformity with generally accepted accounting principles.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule of reportable transactions for the year ended December 31, 1994 is presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and is not a required part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in our audit of the 1994 financial statements and, in our opinion, is fairly stated in all material respects in relation to the 1994 basic financial statements taken as a whole.



                                                      /s/ Ernst & Young LLP
                                                      ---------------------
                                                      ERNST & YOUNG LLP

   May 31, 1995





                                                                          1

                         Cooper Tire & Rubber Company
                Pre-Tax Savings Plan (Bowling Green - Sealing)

               Statements of Assets Available for Plan Benefits

                                                            December 31
                                                        1994          1993
                                                      ---------    ---------
   Assets
   Investments (Notes 4 & 5)
     Value of interest in Pooled Fund                  $64,446      $     -
     Cooper Tire & Rubber Company common stock               -        3,025
     Short-term investments  - NCC Government
      Portfolio Fund                                         -        1,272
                                                       -------      -------
                                                        64,446        4,297

   Participants' contributions receivable                   -         6,365
                                                       -------      -------
   Assets available for plan benefits                  $64,446      $10,662
                                                       =======      =======


   See accompanying notes.

































                                                                          2

                         Cooper Tire & Rubber Company
                Pre-Tax Savings Plan (Bowling Green - Sealing)

         Statements of Changes in Assets Available for Plan Benefits

                                                                   Three-month
                                                    Year ended     period ended
                                                     December      December 31
                                                       1994             1993
                                                    ----------     ------------
   Additions:
     Participants' contributions                       $55,843        $10,539

     Investment income (loss):
       Net appreciation (depreciation) in
         fair value of investments (Note 5)             (1,110)           112
       Net loss from Pooled Fund (Note 4)                  658              -
       Interest                                            152             11
       Dividends                                            88              -
                                                        ------         ------
                                                          (212)           123
                                                        ------         ------
   Total additions                                      55,631         10,662

   Participants' withdrawals                            (1,847)             -
                                                        ------         ------
   Increase in assets available for
     plan benefits during the period                    53,784         10,662
   Assets available for plan benefits
     at beginning of period                             10,662              -
                                                        ------         ------
   Assets available for plan benefits
     at end of period                                  $64,446        $10,662
                                                        ======         ======


   See accompanying notes.




















                                                                          3

                         Cooper Tire & Rubber Company
                Pre-Tax Savings Plan (Bowling Green - Sealing)

                        Notes to Financial Statements

                              December 31, 1994

   1. Significant Accounting Policies

   Investments

   Investments in common stock of Cooper Tire & Rubber Company (Company) and in mutual funds are stated at quoted market and net asset values, respectively, as determined on the last business day of the Plan year. Short-term investments are stated at cost and cash with interest investments are valued at cost plus accrued interest, both of which approximate fair value.

   On July 31, 1994 the investments of the Plan were combined with similar assets of the other defined contribution plans sponsored by the Company.

   The combined investments (Pooled Fund) are held by National City Bank as trustee and are valued at their fair value as determined by the trustee.

   Contributions

   Contributions are recorded when the Company makes payroll deductions for Plan participants, and are invested in any of four investment options at the participant's election.

   2. Summary of Plan

   The Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green - Sealing) (Plan) became operational on October 1, 1993. The Plan is a defined contribution plan administered by a Plan Committee appointed by the Company. Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #1042 United Rubber, Cork, Linoleum and Plastic Workers of America (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1994, 43 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:

     1) Cooper Tire & Rubber Company common stock.

     2) Mutual funds managed by the American Funds Group, a subsidiary of Capital Group Incorporated:

        a) The Investment Company of America Fund - managed to provide long-term growth of capital and income, placing greater emphasis on future dividends than on current income.

        b) The Washington Mutual Investors Fund - managed to provide current income and opportunity for capital growth through the selection of common stocks.

     3) Cash with interest - contributions are currently placed in interest bearing investments and direct obligations of insurance companies guaranteeing payment of the principal and a specified rate of return.



   (continued)
                                                                          4

   The Plan provides that Pre-Tax Savings Plan (PSP) contributions may be made in one percent multiples of participant's compensation up to fifteen percent, subject to Internal Revenue Service (IRS) limits on annual contributions to the Plan. The amount of contribution may be changed every thirty days.

   Investment options for future contributions may be changed daily. Reallocation of balances may be made among the options daily.
   Directions given by participants to the Plan trustee concerning the voting of common stock are confidential.

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

   The Plan shall continue until October 31, 1997. Thereafter it shall renew itself for yearly periods unless written notice is given by the Company or the Union that it is desired to terminate or amend the Plan. The Company has reserved the right to amend the Plan at any time if such amendment is necessary to enable the Plan to meet the requirements of the Internal Revenue Code or the requirements of any governmental authority. If the Plan terminates, and a successor plan is not adopted, all assets will be distributed to participants in a lump sum.

   3. Income Tax Status

   The IRS issued a determination letter dated April 12, 1994 advising that the Plan meets the requirements of Section 401(a) of the Internal Revenue Code and, therefore, the Trust created pursuant to the Plan qualifies as a tax-exempt Trust under Section 501(a).

   4. Value of Interest in Pooled Fund

   The assets of the Pooled Fund as of December 31, 1994 are as follows:
                                 Cooper Tire & Rubber Company Pooled Fund
                              -------------------------------------------------
                              Cooper Tire                   The         The
                                & Rubber       Cash      Investment  Washington
                                Company        with      Company of    Mutual
                                Common       Interest     America     Investors
                               Stock Fund      Fund        Fund         Fund
                              ------------  -----------  ----------  ----------
   NCC Government
     Obligation Fund          $  3,832,867  $   794,156  $  210,485  $  202,193
   Cooper Tire &
     Rubber Company
     Common Stock              227,793,333






   (continued)
                                                                          5

   Mutual funds:
     The Investment
      Company of
      America Fund                                        3,196,070
     The Washington
      Mutual
      Investors Fund                                                  1,922,281
                               -----------   ----------   ---------   ---------
                                         -            -   3,196,070   1,922,281
   Cash with Interest Fund:
     Provident Life and
      Accident Insurance
      Company - 5.55%
      annuity contract;
      50% of balance
      matures January 31,
      1995 and remainder
      matures January 30,
      1998                                   11,151,499
     John Hancock Mutual Life
      Insurance Company -
      8.27% annuity contract;
      matures January 31, 1997                9,568,259
     Prudential Life Insurance
      Company - 5.48% annuity
      contract; matures July 31,
      1996                                    8,527,141
     Principal Mutual Life
      Insurance Company - 4.73%
      annuity contract; 50% of
      balance matures January 31,
      1995 and remainder matures
      July 31, 1997                           7,650,645
     Sun Life Insurance Company
      of Canada (U.S.) - 8.07%
      annuity contract; matures
      January 31, 1996                        6,515,295
     Connecticut General Life
      Insurance Company -
      7.03% variable annuity
      contract;  matures
      January 31, 1996                        5,114,841
     Commonwealth Life Insurance
      Company - 4.87% annuity
      contract; 50% of balance
      matures January 31, 1996
      and remainder matures
      July 31, 1998                           4,416,561
                               -----------   ----------   ---------   ---------
                                         -   52,944,241           -           -
                               -----------   ----------   ---------   ---------
   Total assets               $231,626,200  $53,738,397  $3,406,555  $2,124,474
                               ===========   ==========   =========   =========







   (continued)
                                                                          6

   The net investment gain (loss) of the Pooled Fund for the five-month period ended December 31, 1994 is as follows:
                                  Cooper Tire & Rubber Company Pooled Fund
                              -------------------------------------------------
                              Cooper Tire                   The         The
                                & Rubber       Cash      Investment  Washington
                                Company        with      Company of    Mutual
                                Common       Interest     America     Investors
                               Stock Fund      Fund        Fund         Fund
                              ------------  -----------  ----------  ----------
   Interest                    $    25,088  $ 1,084,760  $    1,100  $      686
   Dividends                     1,057,714            -     148,760      15,750
   Net realized and unrealized
     gain (loss)                (9,063,252)           -     (14,942)     28,278
                                ----------   ----------   ---------   ---------
   Net investment gain (loss)  $(7,980,450) $ 1,084,760  $  134,918  $   44,714
                                ==========   ==========   =========   =========

   The value of the Plan's interest in the Pooled Fund is $64,446 and net investment gain from the Pooled Fund is $658 as of and for the five-month period ended December 31, 1994. The Plan's interest in the Pooled Fund's assets as of December 31, 1994 is as follows:

   Cooper Tire & Rubber Company Common Stock Fund       0.1%
   Cash with Interest Fund                              0.1%
   The Investment Company of America Fund               0.2%
   The Washington Mutual Investors Fund                 0.2%

   The net investment gains (losses) of the Pooled Fund are allocated to each plan based on the percentage of that Plan's units in each Pooled Fund category.

   5. Investments

   The Plan's investments prior to July 31, 1994 were also held by National City Bank as trustee. PSP contributions and income not yet invested in the options selected by the participant due to the "transaction period" as defined by the Plan, were invested in cash with interest investments.

   The net appreciation (depreciation) of the Plan's investments consisted of the following:
                                       Seven-month             Three-month
                                       period ended            period ended
                                         July 31                December 31
                                           1994                    1993
                                       ------------            ------------
   Cooper Tire & Rubber Company
     common stock                       $(1,440)                   $112
   Mutual funds                             330                       -
                                         -------                    ---
                                        $(1,110)                   $112
                                         =======                    ===



   (continued)                                                            7

   Changes in amounts allocated to each of the Plan's investment options are summarized below:
                                                    Mutual Funds
                                                ---------------------
                                                  The         The
                            Common             Investment  Washington
                             Stock     Cash    Company of    Mutual
                            of the     with      America   Investors
                            Company  Interest     Fund        Fund      Total
                           --------  --------  ----------  ----------  -------
   Additions:
     Participants'
      contributions        $ 7,464    $1,851     $  395     $   829    $10,539
     Net appreciation          112                                         112
     Interest and
      dividend income            7         2          1           1         11
                            ------     -----      -----       -----     ------
   Total additions             119         2          1           1        123
   Participants'
     withdrawals
   Transfers between
     options
                            ------     -----      -----       -----     ------
   Balance at
     December 31, 1993       7,583     1,853        396         830     10,662
   Additions:
     Participants'
      contributions         21,797     4,506      3,894       2,780     32,977
     Net depreciation       (1,440)                 184         146     (1,110)
     Interest and
      dividend income           87       101         22          30        240
                            ------     -----      -----       -----     ------
   Total additions          20,444     4,607      4,100       2,956     32,107
   Participants'
     withdrawals            (1,183)                (196)       (554)    (1,933)
   Transfers between
     options                  (106)      108         (2)
                            ------     -----      -----       -----     ------
   Balance transferred
     to Pooled Fund at
     July 31, 1994         $26,738    $6,568     $4,298      $3,232    $40,836
                            ======     =====      =====       =====     ======

   6. Prospective Accounting Standard

   The Plan will be required to adopt American Institute of Certified Public Accountants Statement of Position 94-4 (SOP) as of January 1, 1995 with a delayed effective date of January 1, 1996 for investment contracts entered into before December 31, 1993. When adopted, the SOP will require the Plan to report fully benefit responsive investment contracts at contract value and all other investment contracts at fair value. The effect of adopting this requirement has not yet been determined.




                                                                          8

                                   Schedule

                         Cooper Tire & Rubber Company
                Pre-Tax Savings Plan (Bowling Green - Sealing)

                Item 27d - Schedule of Reportable Transactions

                         Year ended December 31, 1994

                                                         Sales
                                             --------------------------------
                                                        Cost (Plus
                                 Cost of                 Accrued      Gain/
     Description of Assets      Purchases    Proceeds    Interest)    (Loss)
   -------------------------    ---------    --------   ----------   --------
   National City Bank - NCC
     Government Portfolio Fund   $42,356      $43,619      $43,619   $    -
   Cooper Tire & Rubber Company
     common stock                 25,183          204          204        -
   Commonwealth Life
     Insurance Company -
     4.87% annuity contract        5,148
   The Investment Company
     of America - mutual fund      4,115
   The Washington Mutual
     Investors Fund -
     mutual fund                   3,569          484          494       (10)
   Principal Mutual Life
     Insurance Company -
     4.73% annuity contract        1,414






   Note: The purchase and selling price for each reportable transaction represents its fair value at the time of acquisition or disposition.




















                                                                          9
                                         83