Form 10-Q
period 1995-06-30
COOPER TIRE & RUBBER CO
filed 1995-08-10
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1995

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


                        Yes (X)              No (   )




          Number of shares of common stock of registrant outstanding at July 31, 1995:  83,647,672

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                         COOPER TIRE & RUBBER COMPANY
                                BALANCE SHEETS
         (Dollar amounts in thousands; per-share amounts in dollars)
                                                     June 30,    December 31,
                                                      1995          1994
                                                   (Unaudited)    (Audited)
                                                   -----------   ------------
ASSETS
Current assets:
  Cash, including short-term investments of
    $48,200 ($83,000 in 1994)                     $    52,367   $   103,285
  Accounts receivable, less allowances
    of $4,001 ($3,600 in 1994)                        266,955       221,237
  Inventories at lower of cost (last-in,
    first-out) or market:
      Finished goods                                   89,906        69,098
      Work in process                                  11,086        10,341
      Raw materials and supplies                       35,145        37,084
                                                   ----------    ----------
                                                      136,137       116,523
  Prepaid expenses and deferred taxes                  14,322        13,666
                                                   ----------    ----------
        Total current assets                          469,781       454,711
Property, plant and equipment - net                   586,328       549,601
Other assets                                           34,761        35,419
                                                   ----------    ----------
                                                  $ 1,090,870   $ 1,039,731
                                                   ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $    90,391   $    83,864
  Accrued liabilities                                  59,134        56,583
  Income taxes                                            979         6,049
  Current portion of debt                               5,014         5,112
                                                   ----------    ----------
        Total current liabilities                     155,518       151,608

Long-term debt                                         33,370        33,614
Postretirement benefits other than pensions           129,911       127,347
Other long-term liabilities                            35,027        35,348
Deferred income taxes                                  32,985        29,737

Stockholders' equity:
  Preferred stock, $1 par value; 5,000,000 shares
    authorized; none issued                                 -             -
  Common stock, $1 par value; 300,000,000 shares
    authorized; 83,645,872 shares outstanding
    (83,634,072 in 1994)                               83,646        83,634
  Capital in excess of par value                        1,786         1,656
  Retained earnings                                   618,627       576,787
                                                   ----------    ----------
        Total stockholders' equity                    704,059       662,077
                                                   ----------    ----------
                                                  $ 1,090,870   $ 1,039,731
                                                   ==========    ==========

See accompanying notes.

                         COOPER TIRE & RUBBER COMPANY
                             STATEMENTS OF INCOME
                  THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                 (UNAUDITED)
         (Dollar amounts in thousands; per-share amounts in dollars)

                                                 1995              1994
                                               --------          --------
Revenues:
  Net sales                                    $371,366          $329,339
  Other income                                    1,164               416
                                                -------           -------
                                                372,530           329,755
Costs and expenses:
  Cost of products sold                         313,790           267,648
  Selling, general and administrative            18,745            16,692
  Interest and debt expense                         304               716
                                                -------           -------
                                                332,839           285,056

Income before income taxes                       39,691            44,699

Provision for income taxes                       15,030            17,240
                                                -------           -------
Net income                                     $ 24,661          $ 27,459
                                                =======           =======


Net income per share                               $.29              $.33
                                                    ===               ===

Weighted average number of
 shares outstanding (000's)                      83,643            83,625
                                                 ======            ======

Dividends per share                                $.06             $.055
                                                    ===              ====

See accompanying notes.

                         COOPER TIRE & RUBBER COMPANY
                             STATEMENTS OF INCOME
                   SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                 (UNAUDITED)
         (Dollar amounts in thousands; per-share amounts in dollars)

                                               1995         1994
                                             --------     --------
Revenues:
  Net sales                                  $736,719     $658,471
  Other income                                  2,677          631
                                              -------      -------
                                              739,396      659,102
Costs and expenses:
  Cost of products sold                       617,721      535,292
  Selling, general and administrative          36,983       34,937
  Interest and debt expense                       874        1,438
                                              -------      -------
                                              655,578      571,667

Income before income taxes                     83,818       87,435

Provision for income taxes                     31,940       33,470
                                              -------      -------
Net income                                   $ 51,878     $ 53,965
                                              =======      =======


Net income per share                             $.62         $.65
                                                  ===          ===

Weighted average number of
 shares outstanding (000's)                    83,641       83,617
                                               ======       ======

Dividends per share                              $.12         $.11
                                                  ===          ===

See accompanying notes.

                         COOPER TIRE & RUBBER COMPANY
                           STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                 (UNAUDITED)
         (Dollar amounts in thousands; per-share amounts in dollars)
                                                1995           1994
                                                ----           ----
Operating activities:
  Net income                                 $ 51,878        $53,965
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation and amortization             31,957         27,830
     Postretirement benefits other than
      pensions                                  2,889          5,245
     Deferred taxes                             2,879          4,585
     Increase in accounts receivable          (45,718)       (45,202)
     Increase in inventories and
       prepaid expenses                       (20,270)       (11,238)
     Increase in accounts payable and
      accrued liabilities                       9,078         17,466
     Decrease in other long-term
      liabilities and other                    (4,884)        (2,030)
                                               ------         ------
       Net cash provided by operating
        activities                             27,809         50,621
Investing activities:
  Additions to property, plant and
   equipment                                  (69,505)       (38,599)
  Other                                         1,015             77
                                               ------         ------
       Net cash used in investing
        activities                            (68,490)       (38,522)
Financing activities:
  Issuance of debt                                  -         13,000
  Payments on debt                               (341)       (13,370)
  Issuance of common stock                        142            402
  Dividends paid                              (10,038)        (9,198)
                                               ------         ------
       Net cash used in financing
        activities                            (10,237)        (9,166)
                                               ------         ------
Increase (decrease) in cash and
  short-term investments                      (50,918)         2,933

Cash and short-term investments at
  beginning of year                           103,285         25,799
                                              -------         ------
Cash and short-term investments at
  end of period                              $ 52,367        $28,732
                                              =======         ======

Cash payments for interest                   $  1,745        $ 2,013
                                              =======         ======

Cash payments for income taxes               $ 34,131        $32,962
                                              =======         ======

See accompanying notes.

                         COOPER TIRE & RUBBER COMPANY

                        NOTES TO FINANCIAL STATEMENTS

1. The financial statements at June 30, 1995 and for the three-month and six-month periods ended June 30, 1995 and 1994 are unaudited and include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The condensed unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and, therefore, do not contain all information and footnotes normally contained in annual financial statements; accordingly, they should be read in conjunction with the Financial Statements and notes thereto appearing in the Annual Report on Form 10-K of the Company for the year ended
    December 31, 1994.

2. The results of operations for the six-month period ended June 30, 1995 are not necessarily indicative of those to be expected for the full year.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net sales increased 12.8% for the second quarter of 1995 and 11.9% for the first six months of 1995 as compared to the corresponding periods in 1994. Sales of both tire and engineered products were higher than for the three-month and six-month periods one year ago. Other income was higher in the second quarter and for the six months of 1995 compared to the corresponding 1994 periods due to increased investments of cash reserves.

Cost of products sold, as a percent of net sales, was higher in the second quarter and six-month periods of 1995 compared to the corresponding periods in 1994. This deterioration resulted from continued increases in the cost of raw materials which were partially offset by favorable operating levels and some tire price increases.

Selling, general and administrative expenses were $2 million higher for the three-month and six-month periods compared to one year ago. As a percent of net sales, selling, general and administrative expenses were unchanged for the quarter and lower than for the six-month period of 1994. Interest and debt expense was lower than for the corresponding 1994 periods reflecting lower debt levels and higher amounts of capitalized interest.

Income before income taxes decreased 11.2% for the quarter and 4.1% for the six-month period from the corresponding periods in 1994. The impact of increases in sales, favorable operating levels and price increases were offset by higher raw material costs. The lower effective income tax rates for the quarter and six-months of 1995 reflect a reduction in the estimated state income tax rate retroactive to January 1, 1995.

The financial position of the Company at June 30, 1995 is excellent. Working capital of $314.3 million is up $11.2 million since year end and up $63.4 million from June 30, 1994. The current ratio at 3.0 is unchanged from December 31, 1994 and compares favorably to the current ratio of 2.8 at June 30, 1994.

Accounts receivable are up $45.7 million from year-end 1994 reflecting higher sales. Inventories are up $19.6 million from year-end primarily reflecting increases in finished goods inventories.

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

  (a) The Company's Annual Meeting of Stockholders was held on
      May 2, 1995.

  (b) All of the nominees for directors, as listed below under (c) and on page 2 of the Company's Proxy Statement dated March 21, 1995, were elected. The following directors have terms of office which continued after the meeting:

               Delmont A. Davis        Ivan W. Gorr
               Edsel D. Dunford        Joseph M. Magliochetti
               John Fahl               Patrick W. Rooney
               Dennis J. Gormley       Leon F. Winbigler

  (c) A description of the only matter voted upon at that meeting, the election of directors, is contained on pages 1 and 2 of the Company's Proxy Statement dated March 21, 1995, which pages are incorporated herein by reference.

      The number of votes cast by common stock holders with respect to such matter is as follows:


                              Term    Affirmative Withheld              Broker
                           Expiration    Votes     Votes   Abstentions Non-votes
                           ---------- ----------- -------- ----------- ---------

       Allan H. Meltzer       1998     69,398,110  893,829      0          0
       J. Alec Reinhardt      1998     69,428,025  863,914      0          0


Item 6(a).  Exhibits

  (15)  Letter regarding unaudited interim financial information
  (27)  Financial Data Shedule

Item 6(b).  Reports on Form 8-K

        No Form 8-K has been filed.

                              INDEX TO EXHIBITS
                                 DESCRIPTION


Part I.  Exhibit 1.

         Independent Accountants' Review Report


Part II. Item 6(a).

  (15) Letter from Ernst & Young LLP, independent accountants, dated August 10, 1995 regarding unaudited interim financial information.

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



      August 10, 1995
      ---------------
          (Date)

                                                            Part I
                                                            Exhibit 1




                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors
Cooper Tire & Rubber Company

We have reviewed the accompanying balance sheet of Cooper Tire & Rubber Company as of June 30, 1995, and the related statements of income for the three-month and six-month periods ended June 30, 1995 and 1994 and the statements of cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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



                                          /S/ Ernst & Young LLP
                                          ---------------------
                                          ERNST & YOUNG LLP


Toledo, Ohio
July 17, 1995

                                                            Part II
                                                            Exhibit (15)

August 10, 1995



Securities and Exchange Commission
Washington, D.C.  20549

We are aware of the incorporation by reference in the Registration Statements (Form S-3 No. 33-44159 and Form S-8 Nos. 2-58577, 2-77400, 33-5483, 33-35071,
33-47979, 33-47980, 33-47981, 33-47982, 33-52499 and 33-52505) of Cooper Tire
& Rubber Company for the registration of its common stock of our reports dated April 12, 1995 and July 17, 1995 relating to the unaudited interim financial statements of Cooper Tire & Rubber Company which are included in its Forms 10-Q for the quarters ended March 31, 1995 and June 30, 1995.

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