Form 10-Q
period 1995-09-30
COOPER TIRE & RUBBER CO
filed 1995-11-07
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1995

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


                        Yes (X)              No (   )




          Number of shares of common stock of registrant outstanding at October 31, 1995:  83,650,172

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                         COOPER TIRE & RUBBER COMPANY
                           CONDENSED BALANCE SHEETS
         (Dollar amounts in thousands; per-share amounts in dollars)
                                                  September 30,  December 31,
                                                      1995          1994
                                                   (Unaudited)    (Audited)
                                                  -------------  ------------
ASSETS
Current assets:
  Cash, including short-term investments of
    $23,700 ($83,000 in 1994)                     $    29,362   $   103,285
  Accounts receivable, less allowances
    of $4,214 ($3,600 in 1994)                        282,308       221,237
  Inventories at lower of cost (last-in,
    first-out) or market:
      Finished goods                                   89,064        69,098
      Work in process                                  12,780        10,341
      Raw materials and supplies                       37,003        37,084
                                                   ----------    ----------
                                                      138,847       116,523
  Prepaid expenses and deferred taxes                  13,637        13,666
                                                   ----------    ----------
        Total current assets                          464,154       454,711
Property, plant and equipment - net                   628,597       549,601
Other assets                                           37,612        35,419
                                                   ----------    ----------
                                                  $ 1,130,363   $ 1,039,731
                                                   ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $    92,267   $    83,864
  Accrued liabilities                                  66,504        56,583
  Income taxes                                          5,527         6,049
  Current portion of debt                               5,025         5,112
                                                   ----------    ----------
        Total current liabilities                     169,323       151,608

Long-term debt                                         33,246        33,614
Postretirement benefits other than pensions           131,424       127,347
Other long-term liabilities                            35,569        35,348
Deferred income taxes                                  35,913        29,737

Stockholders' equity:
  Preferred stock, $1 par value; 5,000,000 shares
    authorized; none issued                                 -             -
  Common stock, $1 par value; 300,000,000 shares
    authorized; 83,650,172 shares outstanding
    (83,634,072 in 1994)                               83,650        83,634
  Capital in excess of par value                        1,836         1,656
  Retained earnings                                   639,402       576,787
                                                   ----------    ----------
        Total stockholders' equity                    724,888       662,077
                                                   ----------    ----------
                                                  $ 1,130,363   $ 1,039,731
                                                   ==========    ==========

See accompanying notes.

                         COOPER TIRE & RUBBER COMPANY
                        CONDENSED STATEMENTS OF INCOME
                THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                 (UNAUDITED)
         (Dollar amounts in thousands; per-share amounts in dollars)

                                                 1995              1994
                                               --------          --------
Revenues:
  Net sales                                    $375,004          $383,456
  Other income                                      708               461
                                                -------           -------
                                                375,712           383,917
Costs and expenses:
  Cost of products sold                         313,499           307,369
  Selling, general and administrative            19,041            18,315
  Interest and debt expense                         (66)              599
                                                -------           -------
                                                332,474           326,283
                                                -------           -------
Income before income taxes                       43,238            57,634

Provision for income taxes                       16,190            22,180
                                                -------           -------
Net income                                     $ 27,048          $ 35,454
                                                =======           =======

Net income per share                               $.32              $.42
                                                    ===               ===
Weighted average number of
 shares outstanding (000's)                      83,648            83,627
                                                 ======            ======

Dividends per share                               $.075             $.060
                                                   ====              ====

See accompanying notes.

                         COOPER TIRE & RUBBER COMPANY
                        CONDENSED STATEMENTS OF INCOME
                NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                 (UNAUDITED)
         (Dollar amounts in thousands; per-share amounts in dollars)

                                              1995           1994
                                           ----------     ----------
Revenues:
  Net sales                                $1,111,723     $1,041,927
  Other income                                  3,385          1,092
                                            ---------      ---------
                                            1,115,108      1,043,019
Costs and expenses:
  Cost of products sold                       931,220        842,661
  Selling, general and administrative          56,024         53,252
  Interest and debt expense                       808          2,037
                                            ---------      ---------
                                              988,052        897,950
                                            ---------      ---------
Income before income taxes                    127,056        145,069

Provision for income taxes                     48,130         55,650
                                            ---------      ---------
Net income                                 $   78,926     $   89,419
                                            =========      =========

Net income per share                             $.94          $1.07
                                                  ===           ====
Weighted average number of
 shares outstanding (000's)                    83,643         83,620
                                               ======         ======

Dividends per share                             $.195          $.170
                                                 ====           ====

See accompanying notes.

                         COOPER TIRE & RUBBER COMPANY
                           STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                 (UNAUDITED)
         (Dollar amounts in thousands; per-share amounts in dollars)
                                                1995            1994
                                              --------        --------
Operating activities:
  Net income                                  $ 78,926        $ 89,419
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation and amortization              47,712          42,109
     Deferred taxes                              5,919           5,044
     Postretirement benefits other than
      pensions                                   4,602           7,411
     Increase in accounts receivable           (61,071)        (78,234)
     Decrease (increase) in inventories and
       prepaid expenses                        (22,295)          1,535
     Increase in accounts payable and
      accrued liabilities                       18,324          38,926
     Increase (decrease) in other long-term
      liabilities and other                     (2,433)          1,531
                                               -------         -------
       Net cash provided by operating
        activities                              69,684         107,741
Investing activities:
  Additions to property, plant and
   equipment                                  (127,560)        (58,350)
  Other                                            523             432
                                               -------         -------
       Net cash used in investing
        activities                            (127,037)        (57,918)
Financing activities:
  Issuance of debt                                   -          13,000
  Payments on debt                                (455)        (18,153)
  Issuance of common stock                         196             438
  Dividends paid                               (16,311)        (14,217)
                                               -------         -------
       Net cash used in financing
        activities                             (16,570)        (18,932)
                                               -------         -------
Increase (decrease) in cash and
  short-term investments                       (73,923)         30,891

Cash and short-term investments at
  beginning of year                            103,285          25,799
                                               -------         -------
Cash and short-term investments at
  end of period                               $ 29,362        $ 56,690
                                               =======         =======

Cash payments for interest                    $  1,919        $  3,776
                                               =======         =======

Cash payments for income taxes                $ 42,733        $ 51,061
                                               =======         =======

See accompanying notes.

                       COOPER TIRE & RUBBER COMPANY

                       NOTES TO FINANCIAL STATEMENTS

1. The financial statements at September 30, 1995 and for the three-month and nine-month periods ended September 30, 1995 and 1994 are unaudited and include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The condensed unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and, therefore, do not contain all information and footnotes normally contained in annual financial statements; accordingly, they should be read in conjunction with the Financial Statements and notes thereto appearing in the Annual Report on Form 10-K of the Company for the year ended December 31, 1994.

2. The results of operations for the three-month and nine-month periods ended September 30, 1995 are not necessarily indicative of those to be expected for the year ending December 31, 1995.


                      REVIEW BY INDEPENDENT AUDITORS

The condensed financial statements included in this filing on Form 10-Q have been reviewed by the Company's independent auditors, Ernst & Young LLP, and their report thereon is attached hereto as Part I - Exhibit 1. All material adjustments or additional disclosures proposed by the Company's independent auditors have been reflected in the data presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Net sales decreased 2.2% for the third quarter of 1995 compared to 1994. For the first nine months of 1995, net sales increased 6.7% from the corresponding period in 1994 as sales of both tires and engineered products increased. Other income was higher in the third quarter and for the nine months of 1995 compared to the corresponding 1994 periods due to increased amounts of interest income.

Cost of products sold, as a percent of net sales, was higher in both the third quarter and nine-month periods of 1995 as compared to the corresponding periods in 1994. This deterioration during the quarter resulted from intense competition in the replacement tire market and continued high raw material costs. More favorable plant operations earlier in the year and some tire price increases contributed to offset this trend for the nine-month period of 1995 compared to the corresponding 1994 period.

Selling, general and administrative expenses, as a percent of net sales, were slightly higher at 5.1% for the 1995 quarter compared to 4.8% in 1994 and slightly lower for the nine-month period of 1995 at 5.0% compared to 5.1% in 1994. Interest and debt expense for the quarter and nine-month periods reflects lower debt levels and higher amounts of capitalized interest.

Income before income taxes decreased 25.0% for the quarter and 12.4% for the nine-month period from the corresponding periods in 1994. The quarter was adversely impacted by a slowing of demand and intense competition in the replacement tire market as well as continued high raw material costs. The nine-month period reflects increases in sales and some tire price increases which were offset by higher raw material costs. Lower effective income tax rates for the quarter and nine-months of 1995 reflect a reduction in the estimated state income tax rate retroactive to January 1, 1995.

The financial position of the Company at September 30, 1995 continues to be excellent. Working capital of $294.8 million is down slightly from year-end 1994 and up $20.7 million from September 30, 1994. The current ratio at 2.7 is down from 3.0 at December 31, 1994 and is unchanged from September 30, 1994.

Part II.  OTHER INFORMATION


Item 6(a).  Exhibits.

     (15)  Letter regarding unaudited interim financial information
     (27)  Financial Data Schedule

Item 6(b).  Reports on Form 8-K.

     No Form 8-K has been filed.

                              INDEX TO EXHIBITS
                                 DESCRIPTION

Part I. Exhibit 1.

       Independent Accountants' Review Report.


Part II. Item 6(a).

  (15) Letter from Ernst & Young LLP, independent accountants, dated November 7, 1995 regarding unaudited interim financial information.

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



      November 7, 1995
      ----------------
          (Date)

                                                            Part I
                                                            Exhibit 1




                  INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors
Cooper Tire & Rubber Company

We have reviewed the accompanying balance sheet of Cooper Tire & Rubber Company as of September 30, 1995, and the related statements of income for the three-month and nine-month periods ended September 30, 1995 and 1994 and the statements of cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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



                                          /S/ Ernst & Young LLP
                                          ---------------------
                                          ERNST & YOUNG LLP


Toledo, Ohio
October 11, 1995

                                                            Part II
                                                            Exhibit (15)

November 7, 1995



Securities and Exchange Commission
Washington, D.C.  20549

We are aware of the incorporation by reference in the Registration Statements (Form S-3 No. 33-44159 and Form S-8 Nos. 2-58577, 2-77400,
33-5483, 33-35071, 33-47979, 33-47980, 33-47981, 33-47982, 33-52499 and
33-52505) of Cooper Tire & Rubber Company for the registration of its common stock of our reports dated April 12, 1995, July 17, 1995, and October 11, 1995 relating to the unaudited interim financial statements of Cooper Tire & Rubber Company which are included in its Form 10-Q for the quarters ended March 31, 1995, June 30, 1995, and September 30, 1995.

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