Form 10-K405
period 1995-12-31
COOPER TIRE & RUBBER CO
filed 1996-03-26
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-K
(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995 or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________to________

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the closing price on the Composite Tape for securities listed on the New York Stock
Exchange as of March 11, 1996).                           $2,126,430,270

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             (Class)                     (Outstanding at March 11, 1996)
  Common Stock, $1 par per share                   83,667,472

                  DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

             Proxy statement dated March 26, 1996 - Part III

                EXHIBIT INDEX appears on pages 16 and 17

Part I.

Item 1. BUSINESS.

Products and Sales

   The primary business of Cooper Tire & Rubber Company ("Cooper" or "Company") is the conversion of natural and synthetic rubbers into a variety of carbon black reinforced rubber products. The Company manufactures and markets the following products for the transportation industry: automobile and truck tires, inner tubes, vibration control products, hose and hose assemblies and automotive sealing systems. Additional information on the Company's products appears on pages 39, 40, 43, 44, and 45 of this Annual Report on Form 10-K.

   The Company's tire products are sold nationally and internationally in the replacement tire market, primarily through independent dealers and distributors. In the United States, this channel of marketing accounted for more than 68 percent of all replacement passenger tires sold in 1995. During 1994 and 1993 this share approximated 68 and 67 percent, respectively. Cooper has an efficient distribution system to serve its markets for replacement passenger and truck tires.

   Cooper engineers and manufactures rubber parts for automotive vehicle manufacturers. The Company's engineering and marketing personnel work closely with these customers to assist in the design and development of rubber products to meet their changing requirements.

   Additional information on the Company's marketing and distribution appears on pages 41, 42, 43 and 44 of this Annual Report on Form 10-K.

   North American vehicle manufacturers experienced a 2.2% decrease in total production of light vehicles in 1995. The Company's sales of engineered rubber products are generally linked to light vehicle production. Cooper's improved sales in this market reflected the Company's success in the procurement of larger contracts and development of new products. The Company is an authorized supplier to all domestically owned automotive vehicle manufacturers and the foreign-owned and joint-venture vehicle manufacturers in the United States.

   Current market data indicates an increasing demand for replacement tires and engineered rubber products. Essentially, there are no economical or practical substitutes for tires or certain rubber automotive parts. Based on current data, the Company expects moderate growth in the market for replacement tires and in the use of rubber components by automobile manufacturers. Additional information on the Company's outlook for the industry appears on pages 39 and 42 of this Annual Report on Form 10-K.

   During recent years Cooper has exported to Canada and countries in Latin America, Western Europe, the Middle East, Asia, Africa and Oceania. The international market for rubber products is expanding as the standard of living in other countries increases and motor vehicle usage grows. Net sales from international operations accounted for approximately eight, seven and five percent of Cooper's sales in 1995, 1994, and 1993, respectively.





(continued)

   During 1995 Cooper's ten largest customers accounted for approximately 55 percent of total sales. Sales to one major customer approximated 14, 13 and 14 percent of net sales in 1995, 1994 and 1993. The amount of backlog of orders for the Company's products at any given time is usually small in relation to annual sales and is, therefore, of little value in forecasting sales or earnings for the current or succeeding years.

   The Company successfully operates in a competitive industry. A number of its competitors are larger than the Company. The Company's sales of automobile and truck tires in 1995 represented approximately 12 percent of all domestic, original equipment and replacement tire sales. On the basis of domestic tire manufacturing capacity the Company believes it ranks fourth among fourteen generally recognized producers of new tires. According to a recognized trade source the Company ranked ninth in worldwide tire sales based on 1994 estimated sales volumes. Sales of the Company's tire products are affected by factors which include price, quality, availability, technology, warranty, credit terms and overall customer service.

Raw Materials

   The primary raw materials used by the Company include synthetic and natural rubbers, polyester and nylon fabrics, steel tire cord and carbon black, which the Company acquires from multiple sources to provide greater assurance of continuing supplies for its manufacturing operations. The Company experienced shortages in carbon black and synthetic rubber during 1995 due to high levels of demand throughout the world. However, the Company did not curtail production due to these shortages.

   The Company has a purchasing office in Singapore to acquire various grades of natural rubber direct from producers in Indonesia, Malaysia and other countries in the Far East. This purchasing operation enables the Company to work directly with processors to improve the consistency of quality and to reduce the costs of materials, delivery and transactions. In addition, control over packaging methods enhances the Company's goal to use recyclable materials in the packaging of these raw materials.

   The Company's contractual relationships with its raw material suppliers are generally based on purchase order arrangements. Certain materials are purchased pursuant to supply contracts which incorporate normal purchase order terms and establish minimum purchase amounts.

   Cooper has not experienced serious fuel shortages and none are foreseen in the near future. The Findlay, Ohio plant uses natural gas with fuel oil and coal as standby energy sources. All other Company plants use natural gas with fuel oil as a standby energy source.

Research, Development and Product Improvement

   Cooper generally directs its research activities toward product development, improvements in quality, and operating efficiency. A significant portion of basic research for the rubber industry is performed by raw material suppliers. The Company participates in such research with its suppliers. Cooper has approximately 210 full-time employees engaged in research and development programs. Research and development expenditures amounted to approximately $16,800,000 in 1995, $14,700,000 in 1994 and $15,100,000 in 1993.




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

   During 1995 the Company announced plans for construction of a new manufacturing facility for tire molds in Findlay, Ohio. Using state-of-the-art technology, this investment will assure the Company's ability to service its customers' expanding needs for new products in a timely manner. Because of the use of advanced technology, only a few highly specialized people will be needed in this normally labor-intensive process. The facility will commence production in mid-1996.

   The Company continues to actively develop new passenger and truck tires. Cooper conducts extensive testing of current tire lines, as well as new concepts in tire design and construction. During 1995 approximately 105 million miles of tests were performed on indoor test wheels and in monitored road tests. Uniformity equipment is used to physically check every radial passenger tire produced for high standards of quality. The Company continues to design and develop specialized equipment to fit the precise needs of its manufacturing and quality control requirements.

   Additional information on the Company's research, development and product improvement programs appears on pages 40, 41 and 43 of this Annual Report on Form 10-K.

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

   The Company has been named in environmental matters asserting potential joint and several liability for past and future cleanup, state and Federal claims, site remediation, and attorney fees. The Company has determined that it has no material liability for these matters. The Company's 1995 expense and capital expenditures for environmental control at its facilities were not material, nor is it estimated that expenditures in 1996 for such uses will be material.


(continued)

Seasonal Trends

   There is a year-round demand for passenger and truck replacement tires, but passenger replacement tire sales are generally strongest during the second and third quarters of the year. Winter tires are sold principally during the months of August through October. Engineered rubber product sales to automotive customers are lowest during the months prior to model changeover.

Employee Relations

   As of December 31, 1995, the Company employed 8,284 persons, of whom 4,059 were salaried employees. Union contracts covering 4,225 employees include, among other things: wages, hours, grievance procedures, checkoff, seniority and working conditions. Union contracts with the United Steel Workers of America (AFL-CIO/CLC) for all production and maintenance employees at each of the following Company plants continue in effect until the indicated contract expiration date:

               Auburn, Indiana - December 5, 1997
               Bowling Green, Ohio (Sealing products) - October 31, 1997 Bowling Green, Ohio (Hose products) - April 30, 1998 Clarksdale, Mississippi - July 31, 1996
               El Dorado, Arkansas - April 27, 1997
               Findlay, Ohio - October 31, 1997
               Texarkana, Arkansas, - March 5, 1999

   Over-the-road truck drivers are affiliated with the International Brotherhood of Teamsters with their contract in effect until February 13, 1997. Employees at the Piedras Negras, Mexico plant are affiliated with Sindicato Autonomo de Trabajadores Rio Grande SerVaas with their contract in effect until January 31, 1998. All labor agreements will be extended for yearly periods unless notice of termination or change is given by either party at least 60 days prior to the expiration of any yearly period. During the last three years there have been no work stoppages. Cooper considers its labor relations to be favorable.

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

Item 2.  PROPERTIES.
The Company owns its headquarters facility which is adjacent to its Findlay, Ohio tire manufacturing plant. Properties are located in various sections of the United States for use in the ordinary course of business. Such properties consist of the following:

       Location                               Use                 Title
-----------------------              ------------------------     -----
3300 Sylvester Road                  Tire plant and regional      Leased
Albany, GA 31703                     distribution center

725 West Eleventh St.                Engineered products plant    Owned
Auburn, IN 46706

1175 North Main St.                  Engineered products plant    Owned
Bowling Green, OH 43402

400 Van Camp Rd.                     Engineered products plant    Owned
Bowling Green, OH 43402

2205 Dr. Martin Luther King Blvd.    Inner tube plant             Owned
Clarksdale, MS 38614

166 Cooper Drive                     Engineered products plant    Owned
El Dorado, AR 71730

701 Lima Ave., Findlay, OH 45840     Tire plant                   Owned

2025 Production Drive                Metal fabrication and        Owned
Findlay, OH  45840                   assembly plant

3571 Owingsville Rd.                 Engineered products plant    Owned
Mt. Sterling, KY  40353              (under construction)

3500 E. Washington Rd.               Tire plant and regional      Owned
Texarkana, AR 71854                  distribution center

1689 South Green St.                 Tire plant and regional      Owned/
Tupelo, MS 38802                     distribution center          Leased

6340 Artesia Blvd.                   Regional distribution        Owned
Buena Park, CA 90620                 center

1300 Lunt Avenue                     Regional distribution        Owned
Elk Grove Village, IL 60007          center

4200-D Industry Drive                Regional distribution        Leased
Fife, WA 98424                       center

Lake Cascades Parkway                Regional distribution        Owned
Findlay, OH 45840                    center

1026 North Century Ave.              Regional distribution        Leased
Kansas City, MO 64120                center

3601 Dryden Road                     Regional distribution        Owned
Moraine, OH 45439                    center

Terminal Road & Industrial Drive     Regional distribution        Owned
New Brunswick, NJ 08901              center

(continued)                         6

   The Company also owns a manufacturing facility located in Mexico which produces inner tubes and engineered rubber parts. The Company believes its properties have been adequately maintained and generally are in good condition.

   Cooper's tire plants are operating at rated capacity levels. The Tupelo, Mississippi and Albany, Georgia plants operate on a 24-hour day, seven-day production schedule. The other plants are operating 24 hours per day, five days per week.

   The Company's capacity to manufacture a full range of radial passenger, light truck and medium truck tires using the most advanced technology continues to be incrementally expanded. The Mt. Sterling, Kentucky plant, currently under construction, is planned to commence production of engineered rubber products during the second quarter of 1996.

   Additional information concerning the Company's facilities appears on pages 40 and 43 of this Annual Report on Form 10-K. Information related to leased properties appears on page 34.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matter was submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1995.

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

Item 6. SELECTED FINANCIAL DATA.
(All dollar amounts in thousands except per share figures)

                                       Income
                                       Before
          Net      Gross   Operating   Income    Income               Net
         Sales     Margin   Margin     Taxes+    Taxes    Income+    Income
       ---------   ------  ---------   -------   ------   -------    ------
1995  $1,493,622  $250,727  $176,931  $180,070  $67,250  $112,820  $112,820
1994   1,403,243   277,265   208,517   208,119   79,600   128,519   128,519
1993   1,193,648   228,295   166,013   164,250   62,040   102,210   102,210
1992   1,174,728   229,332   170,646   169,841   61,670   108,171    43,211
1991   1,001,071   180,432   128,495   124,465   45,030    79,435    79,435
1990     895,896   155,892   108,715   104,874   38,410    66,464    66,464
1989     866,805   139,482    94,188    92,624   34,380    58,244    58,244
1988     748,032   106,419    66,575    64,912   23,850    41,062    41,062
1987     665,775    93,877    56,031    53,090   22,410    30,680    30,680
1986     577,517    81,515    46,432    43,138   20,120    23,018    23,018
1985     522,639    64,862    34,492    31,151   12,680    18,471    18,471

                                         Net               Deprecia-
       Stock-                          Property, Capital    tion &    Long-
       holders'    Total    Working    Plant &   Expend-    Amorti-   term
       Equity      Assets   Capital    Equipment  itures    zation    Debt
       ------      ------   -------    ---------  ------    -------   ----
1995  $748,799  $1,143,701  $272,216   $678,876  $194,894  $63,313  $28,574
1994   662,077   1,039,731   303,103    549,601    78,449   55,603   33,614
1993   550,186     889,584   204,857    527,949   117,249   46,352   38,729
1992   471,474     796,858   175,154    460,373   110,157   38,077   48,075
1991   439,648     670,572   144,285    388,557    85,954   31,969   53,512
1990   369,003     616,458   167,291    334,794   100,141   27,615   91,027
1989   310,064     519,893   150,285    262,445    73,182   23,393   65,727
1988   257,756     442,582   143,101    212,923    70,621   19,873   67,790
1987   221,566     413,306   154,283    162,447    41,507   18,436   70,059
1986   195,151     367,715   153,538    139,721    26,548   16,666   76,795
1985   175,711     295,161   110,300    123,380    23,660   14,955   41,910










(continued)

                                                                 Long-term
     Return On  Return On                                         Debt to
     Beginning  Beginning  Current  Pretax  Effective  Return On  Capital-
      Equity+    Assets+    Ratio   Margin+ Tax Rate+   Sales+    ization
     ---------  ---------  -------  ------- ---------  ---------  -------
1995    17.0%     10.9%      2.7     12.1%    37.3%      7.6%      3.7%
1994    23.4      14.4       3.0     14.8     38.2       9.2       4.8
1993    21.7      12.8       2.6     13.8     37.8       8.6       6.6
1992    24.6      16.1       2.3     14.5     36.3       9.2       9.3
1991    21.5      12.9       2.2     12.4     36.2       7.9      10.9
1990    21.4      12.8       2.7     11.7     36.6       7.4      19.8
1989    22.6      13.2       2.5     10.7     37.1       6.7      17.5
1988    18.5       9.9       2.7      8.7     36.7       5.5      20.8
1987    15.7       8.3       2.6      8.0     42.2       4.6      24.0
1986    13.1       7.8       3.1      7.5     46.6       4.0      28.2
1985    11.5       6.6       2.8      6.0     40.7       3.5      19.3

                 Net                            Common      Common
      Income    Income     Equity   Dividends   Shares      Shares
       Per       Per        Per       Per       Average     Year End
      Share*+   Share*     Share*    Share*     (000)*       (000)*
      -------   ------     ------   -------     -------     -------
1995  $1.35     $1.35      $8.95    $.27        83,646      83,662
1994   1.54      1.54       7.92     .23        83,623      83,634
1993   1.22      1.22       6.58     .20        83,550      83,582
1992   1.30       .52       5.65     .17        83,357      83,511
1991    .96       .96       5.30     .13        82,738      82,962
1990    .81       .81       4.47     .11        82,391      82,519
1989    .71       .71       3.77     .09        82,077      82,259
1988    .50       .50       3.15     .07        81,583      81,821
1987    .38       .38       2.72     .06        81,258      81,383
1986    .28       .28       2.40     .05        80,864      81,152
1985    .23       .23       2.18     .05        80,256      80,623

      Number                                                          Price/
        of                                              Stock Price* Earnings
      Stock-   Number of  Wages &   Total   Research &  ------------  Average
      holders  Employees  Benefits  Taxes#  Development  High    Low  Ratio+
      -------  ---------  --------  ------  -----------  ----    ---  ------
1995   6,721    8,284     $411,315 $101,884  $16,800    $29.63 $22.25  19.2
1994   7,623    7,815      381,764  111,504   14,700     29.50  21.63  16.6
1993   8,096    7,607      346,062   91,479   15,100     39.63  20.00  24.4
1992   6,142    7,207      329,396   46,432   13,700     35.63  22.00  22.2
1991   4,492    6,545      266,683   67,933   14,000     26.25   7.88  17.8
1990   4,459    6,225      256,076   59,802   10,800     10.50   6.19  10.3
1989   3,871    6,041      233,881   54,020   10,300      9.75   5.63  10.8
1988   3,627    6,031      217,480   41,743   11,200      6.81   3.53  10.3
1987   3,516    5,720      189,209   39,056   10,300      4.97   2.78  10.3
1986   3,138    5,398      165,458   34,801    8,900      3.60   2.16  10.1
1985   3,526    4,876      153,825   26,275    7,300      2.55   1.83   9.5

+ Prior to cumulative effect of changes in accounting in 1992 for postretirement benefits other than pensions and income taxes.
* Share data reflects stock splits in 1992, 1990 and 1988.
# Excluding Federal excise taxes.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Condition
The financial position of the Company continues to be excellent. Strong operating cash flows provided funds for investment in capacity expansion and technological advances and contributed to growing financial strength.
   Working capital amounted to $272 million at year-end 1995 compared with $303 million one year earlier. A current ratio of 2.7 indicates a strong liquidity position, although down slightly from the excellent year-end 1994 current ratio of 3.0.
   Accounts receivable increased to $257 million versus $221 million at year-end 1994, reflecting strong fourth quarter sales and a delay of customer payments. However, collection experience has been excellent. Adequate allowances have been made for possible collection losses.
   Total inventories at $138 million were up from $116 million at year-end 1994. Finished goods inventories were $88 million, or 28 percent higher than one year ago. This increase resulted from restoration of inventory from the low levels at December, 1994 and the building of inventory to provide for new customers coming on stream in 1996. Raw materials and supplies inventories were slightly lower compared to one year ago. Work-in-process inventories were $3 million higher compared with the prior year reflecting current production levels.
   Prepaid expenses and deferred income taxes at December 31, 1995 include $11 million in deferred tax assets which are considered fully realizable within one year.
   In 1995 additions to property, plant and equipment were $195 million compared with $78 million in 1994. This increase reflects modernization and expansion projects begun in 1994 as well as similar projects during 1995. The Company invested significant amounts for property, plant and equipment in recent years primarily for expansions and improving manufacturing technology. The Company's capital expenditure commitments approximated $73 million and $32 million at December 31, 1995 and 1994, respectively. Continuation of high levels of capital expenditures is anticipated. Funding for these expenditures will be available from operating cash flows with additional funding available, if needed, under a credit agreement and a shelf registration. Depreciation and amortization was $63 million in 1995, a 13 percent increase from $56 million in 1994, resulting from the significant capital expenditures in recent years.
   Current liabilities of $158 million were $6 million higher than the $152 million at year-end 1994 reflecting increases in income taxes.
   Long-term debt decreased $5 million from year-end 1994 to $29 million due to scheduled debt payments. Long-term debt, as a percent of total capitalization, decreased to 3.7 percent at December 31, 1995 from 4.8 percent one year earlier.
   The Company has a shelf registration statement with the Securities and Exchange Commission covering the proposed sale of debt securities in an aggregate amount of up to $200 million. The net proceeds received by the Company from any sale of the debt securities would be available for general corporate purposes.
   The Company currently provides certain health care and life insurance benefits for its active and retired employees. If the Company does not terminate such benefits, or modify coverage or eligibility requirements, substantially all of the Company's United States employees may become eligible for these benefits upon retirement. The Company uses the accrual method of accounting for such benefits. These benefit costs are funded as claims are incurred. The Company adjusted certain demographic and actuarial assumptions used to derive the liabilities for pensions and postretirement benefits other than pensions at December 31, 1995. These adjustments included a decrease in the discount rate for pensions from 8 percent to 7.5 percent and a decrease in the assumed rate of increase in compensation from 6 percent to 5.5 percent. The discount rate for postretirement benefits other than pensions was decreased from
8.5 percent at December 31, 1994 to 8 percent at December 31, 1995. Noncurrent deferred income taxes increased to $37 million at December
31, 1995 from $30 million one year earlier, primarily reflecting the excess of tax depreciation over book depreciation.
   The Company has been named in environmental matters asserting potential joint and several liability for past and future cleanup, state and Federal claims, site remediation, and attorney fees. The Company has determined that it has no material liability for these matters. In addition, the Company is a defendant in unrelated product liability actions in Federal and state courts throughout the United States in which plaintiffs assert monetary damages. While the outcome of litigation cannot be predicted with certainty, in the opinion of counsel for the Company the pending claims and lawsuits against the Company have not had and should not have a material adverse effect on its financial condition or results of operations.
   Stockholders' equity increased $87 million during the year reaching $749 million at year end. Earnings retentions for 1995 (net income less dividends paid) added $90 million to stockholders' equity but was offset by a $4 million minimum pension liability adjustment. Stockholders' equity per share was $8.95 at year-end 1995, an increase of 13 percent over $7.92 per share at year-end 1994.

Results of Operations
   Customer demand was strong for the Company's tires in spite of a decreased industry market, and was excellent for the Company's engineered rubber products as new and larger contracts with our automotive customers were achieved. Capacity utilization was maintained at high levels. Sales increased over 6 percent in 1995 to a record of nearly $1.5 billion. This followed an 18 percent increase in sales in 1994 which resulted primarily from growth in customer demand.
   Sales margins were lower in 1995 than in 1994, and were higher in 1994 than in 1993. Raw material cost increases and intense pricing pressure in the replacement tire industry, which restricted recovery of the increased costs, contributed to the reduction in 1995. During 1994 higher operating rates, more favorable product mix, and higher finished goods pricing more than offset raw material cost increases.
   The costs of certain raw materials increased significantly during 1994 and more so in 1995, and are expected to continue at high levels during the first half of 1996. In addition, some of these materials are likely to be in short supply if the high levels of global demand experienced in 1995 recur in 1996. Sales margins during 1996 may be affected by these situations. The effects of inflation on sales and operations were not material during 1995 and 1994.
   Other income was higher in 1995 compared with 1994, and higher in 1994 compared to 1993. These changes were related to the investments of cash reserves and interest earned thereon.
   Increases in 1995 and 1994 selling, general and administrative expenses were normal considering sales activity levels. As a percent of net sales, these expenses were unchanged.
   Effective income tax rates were lower in 1995 than in 1994 due to a reduction in the effective state and local income tax rate. The increased rate in 1994 over 1993 was due primarily to changes in tax credits.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   Consolidated statements of financial position at December 31, 1995 and 1994 and consolidated statements of income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 1995, the independent auditor's report thereon, and the Company's unaudited quarterly financial data for the two-year period ended December 31, 1995 are presented on pages 19 through 36 of this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

Part III.
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. Information concerning the Company's directors appears on pages 2 through 6 and 21 of the Company's Proxy Statement dated March 26, 1996 and is incorporated herein by reference. The names, ages, and all positions and offices held by all executive officers of the Company, as of the same date, are as follows:

        Name          Age  Executive Office Held    Business Experience
--------------------- ---  ---------------------   ---------------------
Patrick W. Rooney      60  Chairman of the Board,  Principal Executive
                           President, Chief        Officer and Chairman
                           Executive Officer and   of the Board since
                           Director                1994.  President
                                                   since 1991.
                                                   Principal Operating
                                                   Officer from 1991 to
                                                   1994.  Director since
                                                   1990.  Vice President
                                                   from 1987 to 1991.
                                                   President of Tire
                                                   Operations from 1990
                                                   to 1994; previously
                                                   Vice President-Sales
                                                   from 1984 to 1987.
                                                   Vice President of
                                                   Cooper Brand Sales,
                                                   Tire Operations from
                                                   1969 to 1984.

J. Alec Reinhardt      54  Executive Vice          Principal Financial
                           President and Director  Officer and Director
                                                   since 1983.  Executive
                                                   Vice President since
                                                   1991.  Vice President
                                                   from 1982 to 1991.
                                                   Secretary from 1977 to
                                                   1986.  General Counsel
                                                   from 1976 to 1983.

John Fahl              59  Vice President and      Vice President since
                           Director                1978.  President of
                                                   Tire Operations since
                                                   1994.  Director since
                                                   1992.  Corporate
                                                   Director of Purchasing
                                                   from 1966 to 1978.

Julien A. Faisant      63  Vice President and      Principal Accounting
                           Corporate Controller    Officer and Corporate
                                                   Controller since 1975.
                                                   Vice President since
                                                   1985.








(continued)                         13

Robert C. Gasser       59  Vice President          Vice President since
                                                   1987.  President of
                                                   Engineered Products
                                                   Operations, formerly
                                                   Industrial Products,
                                                   since 1987; Vice
                                                   President-Sales of
                                                   Industrial Products
                                                   from 1983 to 1987.

William C. Hattendorf  61  Vice President and      Vice President since
                           Treasurer               1994.  Treasurer
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

Keith L. Jolliff       53  Vice President          Vice President since
                                                   February 14, 1995.
                                                   Previously Director of
                                                   Corporate Purchasing
                                                   since 1994.  Manager
                                                   of Corporate Purchasing
                                                   from 1973 to 1994.
                                                   Assistant Purchasing
                                                   Agent and Buyer from
                                                   1966 to 1973.

William S. Klein       58  Vice President          Vice President since
                                                   1984.  Vice President-
                                                   Tire Operations
                                                   since 1975.

Richard D. Teeple      53  Vice President and      Vice President since
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

Stan C. Kaiman         57  Secretary               Secretary since 1986.

Stephen O. Schroeder   45  Assistant Treasurer     Assistant Treasurer
                                                   since 1994.
                                                   Previously Manager,
                                                   Cash and Employee Funds
                                                   since 1984.

Eileen B. White        45  Assistant Corporate     Assistant Corporate
                           Controller              Controller since 1994.
                                                   Previously Manager of
                                                   Financial Research and
                                                   Compliance since 1986.

   Each such officer shall hold such office until a successor is selected and qualified.

Item 11. EXECUTIVE COMPENSATION.

   Information regarding executive compensation appears on pages 6 through 10 and 12 through 17 of the Company's Proxy Statement dated March 26, 1996 and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   Information concerning the security ownership of certain beneficial owners and management of the Company's voting securities and equity securities appears on pages 19 through 21 of the Company's Proxy
Statement dated March 26, 1996 and is incorporated herein by reference.

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

  (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1995.

         INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
                                                                   Page(s)
FINANCIAL STATEMENTS:                                             Reference
                                                                  ---------
   Consolidated Statements of Income for the years
    ended December 31, 1995, 1994 and 1993                           19
   Consolidated Balance Sheets at December 31, 1995 and 1994        20-21
   Consolidated Statements of Stockholders' Equity for the
    years ended December 31, 1995, 1994 and 1993                     22
   Consolidated Statements of Cash Flows for the years
    ended December 31, 1995, 1994 and 1993                           23
   Notes to Consolidated Financial Statements                       24-34
   Report of Independent Auditors                                    35

SUPPLEMENTARY INFORMATION:

   Quarterly Financial Data (Unaudited)                              36

FINANCIAL STATEMENT SCHEDULE:

   II.  Valuation and qualifying accounts                            37

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

(10) Description of management contracts, compensatory plans, contracts, or arrangements is incorporated herein by reference from pages 6 through 10 and 12 through 17 of the Company's Proxy Statement dated March 26, 1996.

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

(11) Statement regarding computation of earnings per share is presented on page 28 of this Annual Report on Form 10-K

(13)  Annual report to security holders, Form 10-Q or quarterly
      report to security holders                                    39-45

(continued)                        16

(23)  Consent of Ernst & Young LLP                                   46

(24)  Powers of Attorney                                            47-50

(27)  Financial Data Schedule

(99)  Undertakings of the Company                                   51-53

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


Date:  March 26, 1996
       --------------

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                       Title                    Date
      ---------                       -----                    ----

PATRICK W. ROONEY*       Chairman of the Board,          March 26, 1996
                         President, Chief Executive
                         Officer and Director
                         (Principal Executive Officer)

J. ALEC REINHARDT*       Executive Vice President and    March 26, 1996
                         Director (Principal Financial
                         Officer)

JOHN FAHL*               Vice President and Director     March 26, 1996

JULIEN A. FAISANT*       Vice President and Corporate    March 26, 1996
                         Controller (Principal
                         Accounting Officer)

ARTHUR H. ARONSON*       Director                        March 26, 1996

DELMONT A. DAVIS*        Director                        March 26, 1996

EDSEL D. DUNFORD*        Director                        March 26, 1996

DENNIS J. GORMLEY*       Director                        March 26, 1996

IVAN W. GORR*            Director                        March 26, 1996

ALLAN H. MELTZER*        Director                        March 26, 1996


*By/s/ Stan C. Kaiman
   --------------------------------
   STAN C. KAIMAN, Attorney-in-fact

                    CONSOLIDATED STATEMENTS OF INCOME
                         Years ended December 31
       (Dollar amounts in thousands; per-share amounts in dollars)
                                1995         1994         1993
                             ----------   ----------   ----------
Revenues:
  Net sales                  $1,493,622   $1,403,243   $1,193,648
  Other income                    3,836        2,282          588
                              ---------    ---------    ---------
                              1,497,458    1,405,525    1,194,236

Costs and expenses:
  Cost of products sold       1,242,895    1,125,978      965,353
  Selling, general
   and administrative            73,796       68,748       62,282
  Interest                          697        2,680        2,351
                              ---------    ---------    ---------
                              1,317,388    1,197,406    1,029,986
                              ---------    ---------    ---------
Income before income taxes      180,070      208,119      164,250

Provision for income taxes       67,250       79,600       62,040
                              ---------    ---------    ---------

Net income                   $  112,820   $  128,519   $  102,210
                              =========    =========    =========

Net income per share              $1.35        $1.54        $1.22
                                   ====         ====         ====




See Notes to Consolidated Financial Statements, pages 24 to 34.

                       CONSOLIDATED BALANCE SHEETS
        (Dollar amounts in thousands; per-share amounts in dollars)
                                               December 31
                                       --------------------------
ASSETS                                    1995            1994
                                       ----------      ----------
Current assets:
  Cash, including short-term
    investments of $14,000 in
    1995 and $83,000 in 1994           $   23,187      $  103,285

  Accounts receivable, less
    allowances of $3,600                  257,049         221,237

  Inventories:
    Finished goods                         88,470          69,098
    Work in process                        13,154          10,341
    Raw materials and supplies             36,340          37,084
                                        ---------       ---------
                                          137,964         116,523

  Prepaid expenses and
   deferred income taxes                   12,384          13,666
                                        ---------       ---------
         Total current assets             430,584         454,711

Property, plant and equipment:
  Land and land improvements               23,038          20,228
  Buildings                               228,877         190,129
  Machinery and equipment                 765,192         631,711
  Molds, cores and rings                   50,626          38,546
                                        ---------       ---------
                                        1,067,733         880,614

  Less accumulated depreciation
    and amortization                      388,857         331,013
                                        ---------       ---------

         Net property, plant
           and equipment                  678,876         549,601


  Other assets                             34,241          35,419
                                        ---------       ---------

                                       $1,143,701      $1,039,731
                                        =========       =========












(continued)

                                                December 31
                                         -------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY        1995             1994
                                         ----------       ----------
Current liabilities:
  Accounts payable                       $   78,823       $   77,020
  Accrued liabilities                        63,676           63,427
  Income taxes                               10,834            6,049
  Current portion of debt                     5,035            5,112
                                          ---------        ---------
         Total current liabilities          158,368          151,608

Long-term debt:
  9% senior notes payable, due 2001          22,727           27,273
  Other                                       5,847            6,341
                                          ---------        ---------
         Total long-term debt                28,574           33,614

Postretirement benefits other
  than pensions                             132,963          127,347

Other long-term liabilities                  38,341           35,348

Deferred income taxes                        36,656           29,737

Commitments                                      -                -


Stockholders' equity:
  Preferred stock, $1 par value;
   5,000,000 shares authorized;
   none issued                                   -                -

  Common stock, $1 par value; 300,000,000
   shares authorized; 83,661,972 shares
   outstanding (83,634,072 in 1994)          83,662           83,634

  Capital in excess of par value              1,931            1,656

  Retained earnings                         672,373          582,137

  Minimum pension liability                  (9,167)          (5,350)
                                          ---------        ---------
         Total stockholders' equity         748,799          662,077
                                          ---------        ---------
                                         $1,143,701       $1,039,731
                                          =========        =========





See Notes to Consolidated Financial Statements, pages 24 to 34.

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       (Dollar amounts in thousands; per-share amounts in dollars)

                             Common    Capital
                             Stock    In Excess             Minimum
                             $1 Par    of Par    Retained   Pension
                             Value      Value    Earnings  Liability  Total
                             -------  ---------  --------  ---------  -----


Balance at December 31, 1992  $83,511   $  611  $387,352  $     -  $471,474

  Net income                                     102,210            102,210

  Exercise of stock options        71      604                          675

  Cash dividends -
   $.20 per share                                (16,710)           (16,710)

  Minimum pension liability
   adjustment, net of
   income taxes                                            (7,463)   (7,463)
                               ------    -----   -------   ------   -------

Balance at December 31, 1993   83,582    1,215   472,852   (7,463)  550,186

  Net income                                     128,519            128,519

  Exercise of stock options        52      441                          493

  Cash dividends -
   $.23 per share                                (19,234)           (19,234)

  Minimum pension liability
   adjustment, net of
   income taxes                                             2,113     2,113
                               ------    -----   -------   ------   -------
Balance at December 31, 1994   83,634    1,656   582,137   (5,350)  662,077

  Net income                                     112,820            112,820

  Exercise of stock options        28      275                          303

  Cash dividends -
   $.27 per share                                (22,584)           (22,584)

  Minimum pension liability
   adjustment, net of
   income taxes                                            (3,817)   (3,817)
                               ------    -----   -------   ------   -------

Balance at December 31, 1995  $83,662   $1,931  $672,373  $(9,167) $748,799
                               ======    =====   =======   ======   =======


See Notes to Consolidated Financial Statements, pages 24 to 34.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Years ended December 31
          (Dollar amounts in thousands, per share amounts in dollars)
                                      1995        1994        1993
                                   ----------  ----------  ----------
Operating activities:
  Net income                       $112,820    $128,519    $102,210
  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
      Depreciation and
       amortization                  63,313      55,603      46,352
      Deferred income taxes           9,356       8,983      10,526

  Changes in operating assets
   and liabilities:
      Accounts receivable           (35,812)    (39,034)       (980)
      Inventories and
       prepaid expenses             (20,159)     (6,174)    (45,623)
      Accounts payable and
       accrued liabilities            2,052      24,698     (12,800)
      Postretirement benefits
       other than pensions            6,315       8,170       8,400
      Other                           3,051        (828)      1,979
                                    -------     -------     -------
Net cash provided by
 operating activities               140,936     179,937     110,064

Investing activities:
  Property, plant and equipment    (194,894)    (78,449)   (117,249)
  Other                               1,258          88       3,226
                                    -------     -------     -------
Net cash used in
 investing activities              (193,636)    (78,361)   (114,023)

Financing activities:
  Payment on debt                    (5,117)    (18,349)    (33,318)
  Issuance of debt                       -       13,000      24,000
  Issuance of common stock              303         493         675
  Payment of dividends              (22,584)    (19,234)    (16,710)
                                    -------     -------     -------
Net cash used in
 financing activities               (27,398)    (24,090)    (25,353)
                                    -------     -------     -------
Changes in cash
 and short-term investments         (80,098)     77,486     (29,312)
Cash and short-term investments
 at beginning of year               103,285      25,799      55,111
                                    -------     -------     -------
Cash and short-term investments
 at end of year                    $ 23,187    $103,285    $ 25,799
                                    =======     =======     =======

See Notes to Consolidated Financial Statements, pages 24 to 34.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands; per-share amounts in dollars)

SIGNIFICANT ACCOUNTING POLICIES

The Company employs accounting policies that are based on generally accepted accounting principles. The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect reported amounts of (1) revenues and expenses during the reporting period, and (2) assets and liabilities, as well as disclosure of contingent assets and liabilities, at the date of the financial statements. Actual results could differ from those estimates.

The following summary of significant accounting policies is presented for assistance in the evaluation and interpretation of the financial statements and supplementary data. Certain amounts for prior years have been reclassified to conform to 1995 presentations.

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

   Stock options - The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

   Revenue recognition - Revenues are recognized when goods are shipped to customers in accordance with their purchase orders.

   Warranties - Estimated costs for product warranties are charged to income at the time of sale.

   Research and development - Costs are charged to expense as incurred and amounted to approximately $16,800, $14,700 and $15,100 in 1995, 1994 and 1993, respectively.

BUSINESS

The Company, a specialist in the rubber industry, manufactures and markets automobile and truck tires, inner tubes, vibration control products, hoses and hose assemblies, and automotive sealing systems. Product shipments to original equipment vehicle manufacturers historically have approximated 15 to 20 percent of net sales.

(continued)

   The Company manufactures products for the transportation industry. Shipments to customers outside of the United States approximated eight, seven and five percent of net sales in 1995, 1994 and 1993, respectively.

Sales to one major customer approximated 14, 13 and 14 percent of net sales in 1995, 1994 and 1993, respectively.

INVENTORIES

Under the LIFO method, inventories have been reduced by approximately $76,309 and $64,653 at December 31, 1995 and 1994, respectively, from current cost which would be reported under the first-in, first-out method.


LONG-TERM DEBT

The Company has an agreement with four banks authorizing borrowings up to $120,000 with interest at varying rates. The proceeds may be used for general corporate purposes. The agreement provides that on March 1, 1999 the Company may convert any outstanding borrowings into a four-year term loan. A commitment fee is payable quarterly and is based on the daily unused portion of the $120,000. The credit facility supports the issuance of commercial paper. There were no borrowings under the agreement at December 31, 1995.

   The 9% Senior Notes, due October 1, 2001, provide for semiannual interest payments on April 1 and October 1 and annual principal prepayments of $4,545 on October 1 through the year 2000. Based on the borrowing rates available to the Company for instruments with similar term and maturity at December 31, 1995 and 1994, the fair value of the senior notes including the current portion was $29,733 and $32,536 respectively.

   Other long-term debt at December 31 comprises the following:
                                                   1995       1994
                                                  ------     ------
Capitalized lease obligations                     $5,133     $5,137

8 7/8% mortgage note, payable
 $47 monthly including interest                      714      1,204
                                                   -----      -----
                                                  $5,847     $6,341
                                                   =====      =====

   The mortgage note is secured by real and personal property with a carrying value of $7,662 at December 31, 1995.

   The most restrictive covenants under the loan agreements require the maintenance of $65,000 in working capital and restrict the payment of dividends. The amount of retained earnings not restricted was $540,703 at December 31, 1995.

   Interest paid on debt during 1995, 1994 and 1993 was $3,515, $3,911, and $4,723, respectively. The amount of interest capitalized was $2,694, $1,170, and $2,297 during 1995, 1994 and 1993, respectively.

   The required principal payments for long-term debt during the next five years are as follows: 1996 - $5,035; 1997 - $5,081; 1998 - $4,723;
1999 - $4,545; 2000 - $4,545. See the note on lease commitments for information on capitalized lease obligations.
(continued)

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

ACCRUED LIABILITIES

Accrued liabilities at December 31, were as follows:
                                            1995             1994
                                            ----             ----
Payroll                                   $29,422          $32,403
Other                                      34,254           31,024
                                           ------           ------
                                          $63,676          $63,427
                                           ======           ======

PREFERRED STOCK

At December 31, 1995, 5,000,000 shares of preferred stock were authorized but unissued. The rights of the preferred stock will be determined upon issuance by the board of directors.


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

(continued)

COMMON STOCK

There were 7,717,468 common shares reserved for the exercise of stock options and contributions to the Company's Thrift and Profit Sharing and Pre-Tax Savings plans at December 31, 1995.

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

   The options granted under these plans which were outstanding at December 31, 1995 have a term of 10 years and become exercisable 50 percent after the first year and 100 percent after the second year.

   The Company's 1991 nonqualified stock option plan provides for granting options to directors, who are not current or former employees of the Company, to purchase common shares at prices not less than market at the date of grant. Options granted under this plan have a term of ten years and are exercisable in full beginning one year after the date of grant.

   Summarized information for the plans follows:
                                      Number of            Price Range
                                       Shares               Per Share
                                      ---------            -----------
Outstanding at
 December 31, 1993                     454,769            $5.09 - $34.69
  Granted under 1986 plan               75,000                     24.50
  Granted under 1991 plan                2,910                     26.44
  Exercised                            (52,304)             5.09 - 15.19
  Cancelled                            ( 5,143)            12.16 - 34.69
                                       -------
Outstanding at
 December 31, 1994                     475,232            $5.09 - $34.69
  Granted under 1986 plan              103,800                     24.13
  Granted under 1991 plan                3,153                     24.25
  Exercised                            (27,900)             5.09 - 25.00
  Cancelled                            (13,110)            24.13 - 25.00
                                       -------
Outstanding at
  December 31, 1995                    541,175            $5.09 - $34.69
                                       =======

   At December 31, 1995, under the 1981 plan, options were exercisable on 22,424 shares and no shares were available for future grants. At December 31, 1994, options were exercisable on 24,024 shares and no shares were available for future grants.
(continued)

   Under the 1986 plan, at December 31, 1995, options were exercisable on 367,012 shares and 1,146,300 shares were available for future grants. At December 31, 1994, options were exercisable on 326,022 shares and 1,236,990 shares were available for future grants.

   At December 31, 1995, under the 1991 plan, 8,386 options were exercisable and 88,225 shares were available for future grants. At December 31, 1994, 5,476 options were exercisable and 91,378 shares were available for future grants.

EARNINGS PER SHARE

Net income per share is based upon the weighted average number of shares outstanding which were 83,645,864 in 1995, 83,623,234 in 1994 and
83,549,566 in 1993. The effect of common stock equivalents is not significant for any period presented.

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

   Pension expense for 1995, 1994 and 1993 included the following components:
                                      1995          1994         1993
                                     ------        ------       ------
Service cost - benefits
  earned during period               $ 9,833       $ 9,769      $ 7,641

Interest cost on projected
  benefit obligation                  20,374        17,485       16,327

Actual return on assets              (54,268)        1,565      (12,875)

Net amortization and deferral         38,966       (17,201)        (879)
                                      ------        ------       ------
Net periodic pension cost            $14,905       $11,618      $10,214
                                      ======        ======       ======

   The plans' assets consist of cash, cash equivalents and marketable securities.  The funded status of the Company's plans at December 31,
1995 and 1994 was as follows:
                                            December 31, 1995
                                       -----------------------------
                                             Plans for Which
                                             ---------------
                                       Assets Exceed     Accumulated
                                        Accumulated       Benefits
                                         Benefits       Exceed Assets
                                       -------------    -------------
Actuarial present value of
 benefit obligations:

  Vested benefit obligation             $131,996         $108,028
                                         =======          =======

  Accumulated benefit obligation        $135,171         $111,320
                                         =======          =======

  Projected benefit obligation          $203,446         $112,845

Plans' assets at fair value              187,831           82,144
                                         -------          -------

Projected benefit obligation
 in excess of plan assets                (15,615)         (30,701)

Unrecognized transition amount             5,175            2,723

Unrecognized prior service cost                -            8,014

Unrecognized net loss                     33,093           15,895

Adjustment for minimum liability               -          (26,117)
                                         -------           ------
Pension asset (liability)
 recognized in the Balance Sheet        $ 22,653         $(30,186)
                                         =======          =======




















(continued)

                                            December 31, 1994
                                       -----------------------------
                                              Plans for Which
                                              ---------------
                                       Assets Exceed     Accumulated
                                        Accumulated       Benefits
                                         Benefits       Exceed Assets
                                       -------------    -------------
Actuarial present value of
 benefit obligations:

  Vested benefit obligation             $106,291         $86,629
                                         =======          ======

  Accumulated benefit obligation        $108,824         $88,350
                                         =======          ======

  Projected benefit obligation          $159,326         $90,310

Plans' assets at fair value              148,488          63,059
                                         -------         -------
Projected benefit obligation
 in excess of plan assets               ( 10,838)        (27,251)

Unrecognized transition amount             5,814           3,172

Unrecognized prior service cost              173          10,498

Unrecognized net loss                     26,344           9,707

Adjustment for minimum liability               -         (22,673)
                                         -------          ------
Pension asset (liability)
 recognized in the Balance Sheet        $ 21,493        $(26,547)
                                         =======          ======

The actuarial present value of benefit obligations in 1995 reflects changes in certain actuarial assumptions including demographics and decreases in the discount rate and the rate of increase in future compensation levels. The expected long-term rate of return on the plans' assets was 10 percent in 1995, 1994 and 1993. The assumptions used to determine the status of the Company's plans at December 31 were as follows:

                                    1995                  1994
                                    ----                  ----
  Increase in future
    compensation levels             5.5%                  6.0%
  Discount rate                     7.5                   8.0

   The information presented above includes an unfunded, nonqualified supplemental executive retirement plan covering certain employees whose participation in the qualified plan is limited by provisions of the Internal Revenue Code.

   The Company sponsors several defined contribution plans for its employees. Substantially all employees are eligible to participate upon attaining minimum continuous service requirements. Participation is (continued) voluntary and participants' contributions are based on their compensation. The Company matches certain plan participants' contributions up to various limits. Company contributions are based on the lesser of (a) participants' contributions up to a specified percent of each participant's compensation, less any forfeitures, or (b) an amount equal to fifteen percent of the Company's pre-tax earnings in excess of ten percent of stockholders' equity at the beginning of the year. Expense for these plans was $8,277, $7,485 and $6,027 for 1995, 1994 and 1993, respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
The Company currently provides certain health care and life insurance benefits for its active and retired employees. If the Company does not terminate such benefits, or modify coverage or eligibility requirements, substantially all of the Company's United States employees may become eligible for these benefits upon retirement if they meet certain age and service requirements. The Company has reserved the right to modify or terminate such benefits at any time. In recent years benefit changes have been implemented throughout the Company.

     The Company continues to fund these benefit costs as claims are incurred.

   Postretirement benefits expense for 1995, 1994 and 1993 included the following components:
                                1995        1994        1993
                              -------     -------     -------
   Service cost               $ 2,607     $ 3,022     $ 2,226
   Interest cost                9,810      10,803       9,805
   Amortization                  (333)        261           -
                               ------      ------      ------
                              $12,084     $14,086     $12,031
                               ======      ======      ======

   The status of the Company's plans at December 31, 1995 and 1994 was as follows:
                                                   1995         1994
                                                 --------     --------
   Accumulated postretirement
     benefit obligation (APBO):
     Retirees                                    $ 71,077     $ 61,280
     Fully eligible active plan participants       25,131       22,525
     Other active plan participants                37,314       31,881
                                                  -------      -------
                                                  133,522      115,686
   Deferred gain                                    6,041       17,561
                                                  -------      -------
   Postretirement benefits liability             $139,563     $133,247
                                                  =======      =======







(continued)

   These amounts are included in the accompanying balance sheet captions:
                                                     1995           1994
                                                     ----           ----
     Accrued liabilities                          $  6,600       $  5,900
     Postretirement benefits other than pensions   132,963        127,347
                                                   -------        -------
                                                  $139,563       $133,247
                                                   =======        =======

   The discount rate used in determining the APBO was 8.0 percent and
8.5 percent for 1995 and 1994, respectively. The decrease in the APBO is due primarily to the decrease in the assumption for the discount rate. At December 31, 1995, the assumed average annual rate of increase in the cost of health care benefits (health care cost trend rate) was
9.5 percent for 1996 declining by 1/2 percent per year through 2004 when the ultimate rate of 5.5 percent is attained. This trend rate assumption has a significant effect on the amounts reported above. A one percent increase in the health care cost trend rate would increase the APBO by $6,216 and the net periodic expense by $483 for the year.
   The Company has a Voluntary Employees' Beneficiary Trust and Welfare Benefits Plan (VEBA) to fund health benefits for eligible active and retired employees. The pre-funded amount was $11,000 in 1995 and $9,900 in 1994.

INCOME TAXES

The provision for income taxes consists of the following:
                                     1995        1994        1993
                                   -------     -------     -------
Current:
  Federal                          $51,141     $60,819     $44,531
  State and local                    6,753       9,798       6,983
                                    ------      ------      ------
                                    57,894      70,617      51,514
Deferred:
  Federal                            8,062       7,677       8,849
  State and local                    1,294       1,306       1,677
                                    ------      ------      ------
                                     9,356       8,983      10,526
                                    ------      ------      ------
                                   $67,250     $79,600     $62,040
                                    ======      ======      ======














(continued)

   The effective income tax rate differs from the statutory Federal tax rate as follows:
                                       1995      1994      1993
                                       -----     -----     -----
Statutory Federal tax rate             35.0%     35.0%     35.0%

State and local income taxes,
  net of Federal income tax
  benefit                               2.9       3.5       3.4

Other                                  (0.6)     (0.3)     (0.6)
                                       ----      ----      ----
Effective income tax rate              37.3%     38.2%     37.8%
                                       ====      ====      ====

   Payments for income taxes in 1995, 1994 and 1993 were $53,110, $70,634 and $54,712, respectively.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax liabilities and assets as of December 31, 1995 and 1994 are as follows:
                                               1995        1994
                                             -------     -------
Deferred tax liabilities:
  Tax depreciation over book depreciation    $75,238     $65,638
  Other                                       23,945      20,852
                                              ------      ------
    Total deferred tax liabilities            99,183      86,490
Deferred tax assets:
  Postretirement benefits other
   than pensions                              48,163      46,119
  Other                                       25,025      21,326
                                              ------      ------
    Total deferred tax assets                 73,188      67,445
                                              ------      ------
    Net deferred tax liabilities             $25,995     $19,045
                                              ======      ======

These amounts are included in the accompanying balance sheet captions:
                                           1995        1994
                                         -------     -------
Prepaid expenses and
 deferred income taxes                   $10,661     $10,692
Deferred income taxes                     36,656      29,737
                                          ------      ------
   Net deferred tax liabilities          $25,995     $19,045
                                          ======      ======



(continued)

LEASE COMMITMENTS

The Company rents certain manufacturing facilities and equipment under long-term leases expiring at various dates. The leases generally contain renewal or purchase options and provide that the Company shall pay for insurance, property taxes and maintenance.

   Included in property, plant and equipment are the following capitalized lease amounts at December 31, 1995 and 1994:
                                       1995          1994
                                      ------        ------
Land and land improvements           $   378       $   378
Buildings                              9,788         9,788
Machinery and equipment               13,339        13,640
                                      ------        ------
                                      23,505        23,806
Less accumulated amortization         20,410        20,444
                                      ------        ------
                                     $ 3,095       $ 3,362
                                      ======        ======

   Rental expense for operating leases was $6,696 for 1995, $6,235 for 1994 and $5,362 for 1993.

   Future minimum payments for all noncancelable leases at December 31,
1995 are summarized below:
                                    Capital          Operating
                                    Leases            Leases
                                   --------          ---------
1996                               $   298            $ 2,444
1997                                   298              1,428
1998                                   298              1,074
1999                                   298                676
2000                                   298                254
2001 and later                      11,156                 94
                                    ------             ------
                                    12,646            $ 5,970
                                                       ======
Less amount representing
  interest                           7,513
                                    ------
Present value of minimum
  lease payments                   $ 5,133
                                    ======

                      REPORT OF INDEPENDENT AUDITORS


The Board of Directors

Cooper Tire & Rubber Company

We have audited the accompanying consolidated balance sheets of Cooper Tire & Rubber Company as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper Tire & Rubber Company at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                          /s/ Ernst & Young LLP
                                          ---------------------
                                          ERNST & YOUNG LLP




Toledo, Ohio
February 13, 1996

                        QUARTERLY FINANCIAL DATA
                              (UNAUDITED)

        (All dollar amounts in thousands except per share figures)
                                              QUARTER
                             ------------------------------------------
1995                          FOURTH      THIRD      SECOND     FIRST
----                          ------      -----      ------     -----
Net Sales                    $381,899    $375,004   $371,366   $365,353
Gross Margin                 $ 70,224    $ 61,505   $ 57,576   $ 61,422
Net Income                   $ 33,894    $ 27,048   $ 24,661   $ 27,217
Net Income Per Share             $.41        $.32       $.29       $.33
Dividend Per Share              $.075       $.075      $.060      $.060

Stock Price:  High            $25 3/4     $27 3/8    $29 1/8    $29 5/8
              Low             $22 1/4     $23 5/8    $22 7/8    $23 3/8

[CAPTION]
                                              QUARTER
                             ------------------------------------------
1994                          FOURTH      THIRD      SECOND     FIRST
----                          ------      -----      ------     -----
[S]                          [C]         [C]        [C]        [C]
Net Sales                    $361,316    $383,456   $329,339   $329,132
Gross Margin                 $ 77,999    $ 76,087   $ 61,691   $ 61,488
Net Income                   $ 39,100    $ 35,454   $ 27,459   $ 26,506
Net Income Per Share             $.47        $.42       $.33      $ .32
Dividend Per Share              $.060       $.060      $.055      $.055

Stock Price:  High            $25 3/8     $26 1/8    $28        $29 1/2
              Low             $21 5/8     $22 3/4    $22 1/2    $23 1/2

                        COOPER TIRE & RUBBER COMPANY

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                Years ended December 31, 1995, 1994 and 1993
                   Balance at    Additions                   Balance
                   Beginning      Charged     Deductions     at End
                    of Year      To Income        (a)        of Year
                   ---------     ---------     ---------     -------
Allowance for
  doubtful accounts:
     1995         $3,600,000    $  375,705    $  375,705   $3,600,000
                   =========     =========     =========    =========

     1994         $3,100,000    $1,089,074    $  589,074   $3,600,000
                   =========     =========     =========    =========

     1993         $3,100,000    $  647,967    $  647,967   $3,100,000
                   =========     =========     =========    =========

(a) Accounts charged off during the year, net of recoveries of accounts previously charged off.

                                                            Exhibit (4)

                      DESCRIPTION OF COMMON STOCK

   The Company is authorized to issue 300,000,000 shares of Common Stock, par value $1.00 per share. As of March 11, 1996, 83,667,472 shares were issued and outstanding. Each share of Common Stock has equal dividend, liquidation and voting rights. The shares of Common Stock are not redeemable and have no conversion rights. The only rights to subscribe for additional shares of the Company's capital stock are those involved in a Stockholder Rights Plan adopted May 27, 1988 and described in a Rights Agreement between the Company and Society National Bank as Rights Agent. All shares of Common Stock presently outstanding are fully paid and nonassessable.

   The most restrictive covenants under the Company's loan agreements require the maintenance of $65,000,000 in working capital and limit the payment of cash dividends, purchase or redemption of capital stock and any other cash distributions to stockholders. The amount of retained earnings not restricted under the agreements was $540,703,000 at December 31, 1995.

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

   The Transfer Agent and Registrar for the shares of Common Stock of the Company is KeyCorp Shareholder Services, Inc., Cleveland, Ohio.

                                                            Exhibit (13)
                OPERATIONS REVIEW AND PRODUCT OVERVIEW

                         OPERATIONS REVIEW

Tire Products

INDUSTRY OVERVIEW
Cooper's total tire shipments in 1995 improved over the previous year. This achievement, while not at the historical pace, was remarkable when compared with industry results.
   Industry replacement tire shipments in 1995 fell short of early predictions, reaching a total of 204.1 million units compared with 208.8 million units in 1994, a decrease of 2.2 percent. This outcome was attributed to the record-breaking 1994 replacement tire shipments which finished well ahead of the long-term industry trend of 2 percent annual growth.
   By product category, industry replacement passenger shipments decreased 2.4 percent; light truck replacement tire shipments recorded a slight increase of 0.7 percent; and medium truck tire shipments decreased 5.9 percent.
   Consumers continued to increase their purchase of low profile passenger radials, which improved market share from 51.2 percent in 1994 to 53 percent in 1995. In the replacement tire industry a tire is considered a low profile design if it has an aspect ratio less than a 75 series profile.
   For the first time in the replacement market, during 1995 more passenger tires were sold with either black sidewalls, outline white letters or solid white letters than traditional white sidewall configurations.
   The prospective market for replacement tires continues to be positive for several reasons. In 1995 the number of registrations of passenger cars increased by an estimated 1.2 percent while light trucks increased by an estimated 1 percent; the average age of a passenger car in the United States increased to an estimated 8.4 years; and the average annual passenger vehicle miles traveled in 1995 increased to an estimated 11,400 miles. These are factors which contribute to a sound market for replacement tires.
   According to a leading industry magazine, Modern Tire Dealer, independent tire dealers remain the top choice among consumers when buying tires. More than 68 percent of today's replacement tires in the United States reach the consumer through an independent tire dealer. This is a positive factor in view of Cooper's ongoing commitment to this segment of the market. A substantial share of Cooper's tire sales are to independent dealers and distributors. Marketing three proprietary brand lines under the names of Cooper, Mastercraft and Starfire, Cooper solidly supports the independent channel of distribution.

PRODUCTS
During 1995 more than 700 new stockkeeping units were brought on-stream for Cooper customers. Included were additional sizes for existing tire lines as well as new designs for customers.
   Knowing that consumers want a choice in price levels, early in 1995 Cooper introduced the Trendsetter SE in 70 series sizes. Industry trends indicate an increase in 70 series profiles with decreases in the broadline 75 and 80 series sizes. The Trendsetter SE, with its 40,000 mile limited warranty, offers the entry level selection of Good-Better-Best radials for Cooper customers. Consumers looking for an upgrade in a 70 series profile may select the Lifeliner Classic II with a 60,000 mile limited warranty or the top-of-the-line Cooper Grand Classic STE with an 80,000 mile limited free replacement warranty.

(continued)

   Also in 1995 Cooper introduced the Mastercraft Glacier Grip, the first Mastercraft-identified winter tire radial for this proprietary brand group. With S or T speed ratings, depending on size, this high traction design offers a selection of sizes in 55, 60, 65, 70, 75 and 80 series profiles.
   A new studless snow tire was developed during 1995 for the Japanese market. Because of stud restrictions in that country, special snow tires have been developed for needed traction on snow and ice. This new tire combines specially designed sipes and slots in the tread and has a unique compounding which stays more pliable in freezing weather. The result is excellent traction. Cooper will be using this technology in new studless tire designs planned for 1996 U.S. introductions.
   As production increased for radial medium truck tires, Cooper formally introduced its rib, drive and free-rolling, all-steel, radial medium truck lines. Marketed through independent dealers and distributors only, the CXMT 340, CXML 440 and the CT 240 steel radials offer lines which cover 75 percent of the current demand for replacement radial medium truck tires.
   Cooper continues to monitor original equipment trends to be prepared to offer the replacement tires necessary to fulfill consumer demand.

FACILITIES
Cooper continued to expand its tire facilities to meet production and customer service demands. In Findlay a 140,300-square-foot warehouse was added to the existing distribution center. At the Tupelo plant a 200,000-square-foot expansion was completed to help increase passenger tire capacity as well as increase warehouse space. At the Albany manufacturing facility almost 300,000 square feet were added to the existing facility to increase warehouse and production capacity.
   The new high-tech manufacturing facility for tire molds, located in Findlay, is on schedule. With production of tire molds targeted to begin in mid-1996, the new facility will help fulfill part of Cooper's strategic plan to ensure a competitive edge in the marketplace. The Company's speed-to-market with new products should be accelerated as this new facility gains production momentum.
   Cooper successfully implemented a new computerized maintenance system in its Findlay plant during 1995. This high-tech system links maintenance, production, purchasing, accounting and engineering to help schedule preventative maintenance for equipment while also coordinating the resources--both technicians and parts--necessary to accomplish the task. Because of its success in Findlay, other plants will be scheduled for this program during 1996.
   Automated finishing units help provide greater accuracy in product labeling and shipping. By year-end 1996, Cooper should have automated finishing in place or in process at three of its four tire manufacturing facilities. As this highly complex system is installed at each plant the process is continually improved.
   An aggressive study is underway to assess Cooper's regional warehousing program with a goal of helping to further improve customer service. One warehouse has been selected for a test program to help evaluate cost-effective storage and retrieval systems.

TECHNOLOGY
Escalating raw material prices, combined with intense price competition in the industry, put pressure on manufacturers to reduce product cost. While Cooper already has a reputation in the industry as a low-cost manufacturer, the Company continues to look for ways to further decrease cost and improve quality.
   Cooper employees designed new equipment to automate the application of rubber strips to wire beads. The new system automates this application by using a multiple-cavity machine into which the worker loads the beads. The rubber strips are then machine-applied in significantly less time than in the prior process.
(continued)                          40

   In the area of product technology, Cooper was successful in implementing its HPL system for construction in passenger sizes. This system was independently developed by in-house engineers and provides cost-saving and product-enhancing technology. Cooper's HPL construction offers cost savings by using less material than traditional designs and also provides for faster tire assembly, thus reducing building costs.

MARKETING
Cooper has an excellent balance of tire sales between its house brand and private label customers. Proprietary house brands include Cooper, Mastercraft and Starfire. Private label customers include mass merchandisers, large wholesale distributors and large retail chains.
   According to an annual report card issued by Tire Review in its brands survey, both Cooper and Mastercraft ranked among the top five brands, nationally, in overall performance and dealer satisfaction. Independent dealers were asked to indicate their preferences among tire suppliers in ten key categories such as on-time delivery, profitability, product availability and merchandising support.
   Once again, Cooper's international growth contributed to the year's success. Exporting to more than 90 countries, on all developed continents, Cooper was selected as a recipient of the 1995 Ohio Governor's "E" Award for excellence in exporting.
   In addition, Cooper was named as "Overseas Vendor of the Year 1995" by Autobacs Seven. Cooper began manufacturing a private label line for Japan's largest automotive parts retailer late in 1994. In making the award, Autobacs Seven cited similar business cultures and operating philosophies such as customer focus, goal orientation and responding to client needs as factors in the positive relationship.
   A long-term agreement to continue producing private brand Eldorado tires was signed between Cooper and Treadways Corporation. Eldorado, a Michigan based distributor, is a long-time Cooper customer that was purchased by Treadways during the year.
   Early in 1995 Sears, Roebuck and Co. announced that Cooper had been selected to receive a large share of its private label tire business. Cooper continues to furnish tires to Western Auto, NTW (National Tire Warehouse) and Tire America, which are all part of the Sears Automotive Group. In the announcement, Sears described Cooper as a world-class company that provided the Western Auto Supply Company with excellent products for many years.
   At the annual NTDRA convention in New Orleans, Cooper's retired chairman and CEO Ivan Gorr was inducted into the Tire Industry Hall of Fame. Mr. Gorr joins 80 other members in this prestigious industry group.
   During 1995 Cooper continued its national advertising campaign with a schedule of network and cable television spots. Featuring unique, computer-animated logos, these popular commercials first aired in 1994 with messages designed to help create awareness of the Cooper name as a replacement tire brand. New spots added in 1995 were created to build awareness of Cooper's technology and expertise. Many Cooper dealers use these high-recognition spots in their local television campaigns, capitalizing on the awareness created by the national schedule.
   Supplementing this exposure, Cooper tires were again promoted on Paul Harvey's popular syndicated national radio programs which air during morning, noon and evening news periods. Listeners who look forward to hearing "the rest of the story" frequently hear Paul Harvey's highly regarded opinion of Cooper tires. This association has proven to be very successful in Cooper's overall marketing plan.
   Cooper actively supports its independent tire dealers with a generous cooperative advertising allowance. Dealers use these cooperative funds to develop sales and promote the Cooper brand in newspaper, direct mail, radio, cable television, yellow pages and other selected media.

(continued)

   As always, excellence in customer service is a first priority of Cooper employees. With many market factors being uncontrollable in today's competitive environment, taking care of customers is something Cooper can control.
   Cooper's success as an independent manufacturer and marketer of tires and inner tubes continues because employees at all levels embrace these principles: offer customers good merchandise, fair play and a square deal. This operating philosophy, first penned by Ira J. Cooper in 1926, is as relevant today as it was then.


GLOSSARY OF TERMS

BROADLINE - usually referring to 75 and 80 series sizes, this term describes the most common range of radial tire sizes found on light vehicles today.

FINISHING - the last stage of tire production where sidewalls are buffed and vents are trimmed to provide an attractive, consumer-ready product.

SERIES; ASPECT RATIO - the percentage relationship between a tire's section height and its section width. (On a 70 series tire, the section height is 70 percent of the width.) Visually, tires with low aspect ratios have shorter sidewalls and wider treads than tires with high aspect ratios.

SPEED RATINGS - letter symbols that indicate a tire's sustained speed capability on indoor wheel tests, ranging from 112 mph up to 186 mph.

STOCKKEEPING UNIT (SKU) - a unique specification in brand, line and size.

STUD - a small metal pin inserted into the tread of a traction tire to enhance traction capability on ice.


OPERATIONS - ENGINEERED PRODUCTS

INDUSTRY OVERVIEW
The Company expects continuing strong demand for its engineered rubber products even though 1995 was a soft year for the light vehicle industry. Total light vehicle production in the United States and Canada declined 1.3 percent in 1995 after increasing by 11 percent in 1994. This was the first year-to-year decline since 1991. Passenger car sales were down 3.3 percent while light truck sales increased slightly.
   While industry analysts predict minimal growth of 1.4 percent in 1996, Cooper's penetration is expected to continue to grow. The Company's sales of original equipment engineered rubber products per vehicle produced has steadily increased over the past decade. In addition, Cooper supplied a significant number of engineered rubber parts for every vehicle on the 1995 top ten best-selling vehicle list. Cooper continues to gain respect as a world-class supplier of rubber products to light vehicle manufacturers.
   Cooper engineered rubber products can be found on all of the top ten selling vehicles in the United States.

                     1995 TOP TEN SELLING VEHICLES

                Ford F-Series Pickup        Toyota Camry
                Chevrolet C/K Pickup        Ford Ranger
                Ford Explorer               Honda Civic
                Ford Taurus                 Saturn
                Honda Accord                Dodge Ram Pickup

PRODUCTS AND TECHNOLOGY
Cooper has established a reputation in the light vehicle engineered products industry as a state-of-the-art manufacturer for vibration control products, body sealing components and reinforced hoses. The Cooper team works closely with light vehicle manufacturers exploring ways to improve products and decrease manufacturing costs. In today's competitive environment, many light vehicle manufacturers rely on Cooper expertise to help make their products more attractive to consumers.
   Several new products were developed in 1995 for 1996 vehicle models. A plastic veneer door opening weatherstrip, available in multiple colors, was developed for a major automotive customer. This entailed a new process line to extrude dense rubber, sponge rubber and a thermoplastic material.
   In order to meet new federal standards required for the fuel delivery systems of vehicles, Cooper designed a special plastic veneer liner to be used in conjunction with fabric-reinforcement and rubber. This creates a fuel-line with an extremely low level of gasoline permeation.
   Development was completed for two new hydraulic engine mounts with production scheduled to begin in 1996. This contract, as well as another development contract for hydraulic mounts, resulted from business agreements with European-based companies.

FACILITIES
Strong demand for the Company's engineered products has required the construction of a new 178,000-square-foot manufacturing facility in Mt. Sterling, Kentucky. Ground was broken in October for the new plant with production scheduled to begin by mid-year 1996. Products will include extruded rubber hose and hose assemblies for the automotive industry. This expansion is necessary because significant business opportunities have developed as a result of supplier consolidation and product realignment within the North American original equipment light vehicle market.
   Further expansion in 1995 increased production at the Bowling Green hose plant. Initially built in 1993, this new plant was expanded by 60,000 square feet. Once again, a rise in demand for Cooper-produced hose products necessitated the additional production capacity.
   A newly completed Bowling Green body sealing laboratory provides for research and development as well as product durability studies.
Vehicles will be brought into the lab to conduct such analyses as door closing durability, window tests and sound transmission. Testing can be performed on full vehicle bodies or portions of a vehicle such as a body side. There will also be a water test booth for checking water leaks either in localized areas such as around a window or for the entire vehicle.
   A new facility was added in the Detroit area to house body sealing sales, design and customer engineering organizations. This office and the Bowling Green body sealing lab will function interactively with customers to provide more rapid and thorough analytical input into the progressive automotive design and development cycle.
   In late 1995 construction began at the El Dorado plant on 42,000 square feet of additional warehousing space to provide increased customer service. The building will be operational in the second quarter of 1996.

MARKETING
Cooper's expertise in product innovation and use of advanced technology is recognized world wide. New products, processes and systems are constantly being developed to maintain Cooper's competitive edge in the light vehicle manufacturing industry.


(continued)

   In the body sealing area, a total vehicle sealing project includes all dynamic seals for sheet metal and moveable glass. Cooper's first total vehicle sealing program for General Motors was awarded for the new U-Van which is marketed under the Sintra, Silhouette, Trans Sport and Venture names.
   Cooper also will manufacture engine mounts on the 1999 General Motors GMT800 platform which will replace, in 1998, the current full-size pickup series in the Chevrolet and GMC Sierra lines.
   In addition, Cooper was awarded the contract for the complete engine mount package for the new 1999 Opel/Saturn vehicles. This package includes both conventional mounts and hydramounts. Cooper strut mounts will be found in the new 1998 Ford Escort and Mercury Tracer models.
   As a result of a collaborative agreement with ContiTech, part of Continental AG, development work is also being completed for heater, fuel-line and vacuum hoses on the new BMW Z3 Roadster; the radiator hoses for the new Mercedes Benz W136 All Activity Vehicle; and radiator and heater hoses on the VW A4 Concept, Golf and Jetta vehicles.
   Cooper's investment in equipment, facilities and technology, combined with the determination and dedication of well-trained employees has made, and keeps, Cooper a strong competitor in the automotive manufacturing market.


GLOSSARY OF TERMS

HYDRAMOUNT - a fluid-filled engine mount which can be made to react to different vibration frequencies. This compares to a conventional mount which is designed for one specific frequency.

LIGHT VEHICLES - includes passenger cars, pickup trucks and sport utility vehicles, with gross vehicle weight of 8,000 pounds or less.

PLATFORM - an industry term which describes a basic vehicle model that a manufacturer markets under various brand names.

THERMOPLASTIC MATERIAL - a substance capable of being repeatedly softened by increasing the temperature and hardened by decreasing the temperature.


                            PRODUCT OVERVIEW

                             TIRE PRODUCTS
The Company sells replacement tires and tubes to consumers through a network of independent dealers, large wholesale distributors, mass merchandisers and large retail chains.

PASSENGER
The 15 lines of passenger radial tires include touring, high performance, traction and value designs. With speed ratings of S,T,H and V and other important characteristics such as all-season and winter traction capability, Cooper's passenger lines fit most motorists' needs.

LIGHT TRUCK
Light truck tires are available in 13 different lines to fit pickup trucks, vans and sport utility vehicles for recreational or commercial use. Lines are offered in radial or conventional bias constructions, all-season, rib and traction designs, with sporty white letters or black sidewall selections.



(continued)

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

                          ENGINEERED PRODUCTS
Cooper supplies engineered rubber products to virtually every automobile manufacturer in the United States and Canada, either directly or through other tier-one suppliers.

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

                                                            Exhibit (23)


                    CONSENT OF INDEPENDENT AUDITORS


      We consent to the incorporation by reference in the Registration Statements of Cooper Tire & Rubber Company listed below, and in the Prospectus related to the Form S-3, of our report dated February 13, 1996, with respect to the consolidated financial statements and schedule of Cooper Tire & Rubber Company included in the Annual Report (Form 10-K) for the year ended December 31, 1995:

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

            No. 33-47982    Pre-Tax Savings Plan at the El Dorado Plant

            No. 33-52499    Pre-Tax Savings Plan (Bowling Green - Hose)

            No. 33-52505    Pre-Tax Savings Plan (Bowling Green - Sealing)



                                                  /s/ Ernst & Young LLP
                                                  ---------------------
                                                  ERNST & YOUNG LLP

Toledo, Ohio
March 26, 1996

                                                           Exhibit (24)

                           POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that the undersigned, in the capacities indicated, do hereby constitute and appoint Patrick W. Rooney, or J. Alec Reinhardt, or John Fahl, or Stan C. Kaiman as their attorney with full power of substitution and resubstitution for and in their name, place and stead, to sign and file with the Securities and Exchange Commission an Annual Report on Form 10-K, as amended, together with any and all amendments and exhibits thereto and any and all applications, instruments or documents to be filed with the Securities and Exchange Commission pertaining to the filing of such report, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary to be done in the premises, hereby ratifying and approving the acts of said attorney or any such substitute.

   Executed at Findlay, Ohio this 13th day of February, 1996.


/s/ Arthur H. Aronson                   /s/ Delmont A. Davis
---------------------------             ---------------------------
Arthur H. Aronson, Director             Delmont A. Davis, Director


/s/ Edsel D. Dunford                    /s/ John Fahl
---------------------------             ---------------------------
Edsel D. Dunford, Director              John Fahl, Director


/s/ Julien A. Faisant                   /s/ Ivan W. Gorr
---------------------------             ---------------------------
Julien A. Faisant, Vice                 Ivan W. Gorr, Director
President and Controller,
Principal Accounting Officer
                                        /s/ Allan H. Meltzer
                                        ---------------------------
/s/ Stan C. Kaiman                      Allan H. Meltzer, Director
---------------------------
Stan C. Kaiman, Secretary
                                        /s/ Patrick W. Rooney
                                        ---------------------------
/s/ J. Alec Reinhardt                   Patrick W. Rooney, Chairman of
-----------------------------           the Board, President,
J. Alec Reinhardt, Executive            Principal Executive Officer,
Vice President, Principal               and Director
Financial Officer, and Director














(continued)

STATE OF OHIO    )
                 )  ss.
COUNTY OF HANCOCK)


On this 13th day of February, 1996, before me, a Notary Public in and for the State and County aforesaid, personally appeared Arthur H. Aronson, Delmont A. Davis, Edsel D. Dunford, John Fahl, Julien A. Faisant, Ivan W. Gorr, Stan C. Kaiman, Allan H. Meltzer, J. Alec Reinhardt, and Patrick W. Rooney, known to me to be the persons whose names are subscribed in the within instrument and acknowledged to me that they executed the same.

IN WITNESS WHEREOF, I have hereunto set my hand and affixed my official seal the day and year in this certificate first above written.


                                 /s/ Phyllis C. Hall
                                 --------------------------------------
                                 Phyllis C. Hall, Notary Public
                                 State of Ohio
                                 My commission expires October 6, 2000

(SEAL)

                                                           Exhibit (24)

                           POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that the undersigned, in the capacity indicated, does hereby constitute and appoint Patrick W. Rooney, or J. Alec Reinhardt, or John Fahl, or Stan C. Kaiman as his attorney with full power of substitution and resubstitution for and in his name, place and stead, to sign and file with the Securities and Exchange Commission an Annual Report on Form 10-K, as amended, together with any and all amendments and exhibits thereto and any and all applications, instruments or documents to be filed with the Securities and Exchange Commission pertaining to the filing of such report, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary to be done in the premises, hereby ratifying and approving the acts of said attorney or any such substitute.


   Executed at Southfield, Michigan this 5th day of February, 1996.



                                     /s/ Dennis J. Gormley
                                     --------------------------------
                                     Dennis J. Gormley, Director


STATE OF MICHIGAN    )
                     ) ss.
COUNTY OF OAKLAND    )


On this 5th day of February, 1996, before me, a Notary Public in and for the State and County aforesaid, personally appeared Dennis J. Gormley, known to me to be the person whose name is subscribed in the within instrument and acknowledged to me that he executed the same.

IN WITNESS WHEREOF, I have hereunto set my hand and affixed my official seal the day and year in this certificate first above written.



                                  /s/ Christine E. Cusmano
                                  ------------------------------------
                                  Christine E. Cusmano
                                  Notary Public, Macomb County, MI
                                  My commission expires February 6, 1998
                                  Acting in Oakland County, MI

(SEAL)

                                                         Exhibit (24)

                           POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that the undersigned does hereby, for and on behalf of Cooper Tire & Rubber Company in accordance with the certain resolution of the Board of Directors adopted February 13, 1996, constitute and appoint Patrick W. Rooney, or J. Alec Reinhardt, or John Fahl, or Stan C. Kaiman as its attorney with full power of substitution and resubstitution for and in its name, place and stead, to sign and file with the Securities and Exchange Commission an Annual Report on Form 10-K pursuant to the Securities Act of 1934, as amended, together with any and all amendments and exhibits thereto, and all applications, instruments or documents to be filed with the Securities and Exchange Commission pertaining to the filing of such report, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary to be done in the premises, hereby ratifying and approving the acts of said attorney or any such substitute.

     Executed at Findlay, Ohio this 12th day of February, 1996.

ATTEST:                                 COOPER TIRE & RUBBER COMPANY


/s/ Stan C. Kaiman                      /s/ Patrick W. Rooney
-------------------------               -----------------------------
Stan C. Kaiman                          Patrick W. Rooney
Secretary                               Chairman of the Board,
                                        President, and Chief
                                        Executive Officer


STATE OF OHIO    )
                 )    ss.
COUNTY OF HANCOCK)

     On this 12th day of February, 1996, before me, a Notary Public in and for the State and County aforesaid, personally appeared Patrick W. Rooney and Stan C. Kaiman, known to me to be the persons whose names are subscribed in the foregoing instrument and acknowledged to me that they executed the same.

     IN WITNESS WHEREOF, I have hereunto set my hand and affixed my official seal the day and year in this certificate first above written.


                                 /s/ Phyllis C. Hall
                                 ----------------------------------
                                 Phyllis C. Hall, Notary Public
                                 State of Ohio
                                 My commission expires October 6, 2000

(SEAL)

                                                           Exhibit (99)
                        COOPER TIRE & RUBBER COMPANY
                        UNDERTAKINGS OF THE COMPANY
                   FOR FISCAL YEAR ENDED DECEMBER 31, 1995

1.  Undertakings.
    ------------
    a.  The undersigned registrant hereby undertakes:
        1. To file, during any period in which offers or sales are being made, a post-effective amendment to this registration statement:
            i. To include any prospectus required by section 10(a)(3) of the Securities Act of 1933;
           ii. To reflect in the prospectus any facts or events arising after the effective date of the registration statement (or the most recent post-effective amendment thereof) which, individually or in the aggregate, represent a fundamental change in the information set forth in the registration statement;
          iii. To include any material information with respect to the plan of distribution not previously disclosed in the registration statement or any material change to such information in the registration statement;
            Provided, however, that paragraphs (a)(1)(i) and (a)(1)(ii) do not apply if the registration statement is on Form S-3 or Form S-8 and the information required to be included in a post-effective amendment by those paragraphs is contained in periodic reports filed by the registrant pursuant to section 13 or section 15(d) of the Securities Exchange Act of 1934 that are incorporated by reference in the registration statement.
        2. That, for the purpose of determining any liability under the Securities Act of 1933, each such post-effective amendment shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bona fide offering thereof.
        3. To remove from registration by means of a post-effective amendment any of the securities being registered which remain unsold at the termination of the offering.

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

    e.  Employee plans on Form S-8.
        1. The undersigned registrant hereby undertakes to deliver or cause to be delivered with the prospectus, to each employee to whom the prospectus is sent, or given a copy of the registrant's annual report to stockholders for its last fiscal year, unless such employee otherwise has received a copy of such report, in which case the registrant shall state in the prospectus that it will promptly furnish, without charge, a copy of such report on written request of the employee. If the last fiscal year of the registrant has
(continued)                        51
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
        ---------   ------------------------
        Each person who was or is made a party or is threatened to be made a party to or is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative (a "proceeding"), by reason of the fact that he, or a person of whom he is the legal representative, is or was a director or officer of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation or a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans maintained or sponsored by the
(continued)                        52

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

    The registrant also maintains policies insuring the liability of the registrant to its directors and officers under the terms and provisions of the Bylaws of the registrant and insuring its directors and officers against liability incurred in their capacities as such directors and officers.
                                     53