Form 10-Q
period 1996-03-31
COOPER TIRE & RUBBER CO
filed 1996-05-03
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

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


                        Yes (X)              No (   )




          Number of shares of common stock of registrant outstanding at April 30, 1996:  83,671,272

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                         COOPER TIRE & RUBBER COMPANY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
         (Dollar amounts in thousands; per-share amounts in dollars)
                                                    March 31,
                                                      1996       December 31,
                                                   (Unaudited)      1995
                                                  -------------  ------------
ASSETS
Current assets:
  Cash, including short-term investments of
    $2,100 ($14,000 in 1995)                      $     5,420   $    23,187
  Accounts receivable, less allowances
    of $3,922 ($3,600 in 1995)                        278,530       257,049
  Inventories at lower of cost (last-in,
    first-out) or market:
      Finished goods                                  107,150        88,470
      Work in process                                  13,543        13,154
      Raw materials and supplies                       38,117        36,340
                                                   ----------    ----------
                                                      158,810       137,964
  Prepaid expenses and deferred income taxes           14,179        12,384
                                                   ----------    ----------
        Total current assets                          456,939       430,584
Property, plant and equipment - net                   726,627       678,876
Other assets                                           33,076        34,241
                                                   ----------    ----------
                                                  $ 1,216,642   $ 1,143,701
                                                   ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $    84,171   $    78,823
  Accrued liabilities                                  62,792        63,676
  Income taxes                                         11,673        10,834
  Current portion of debt                              50,046         5,035
                                                   ----------    ----------
        Total current liabilities                     208,682       158,368

Long-term debt                                         28,445        28,574
Postretirement benefits other than pensions           135,101       132,963
Other long-term liabilities                            38,429        38,341
Deferred income taxes                                  40,259        36,656

Stockholders' equity:
  Preferred stock, $1 par value; 5,000,000 shares
    authorized; none issued                                 -             -
  Common stock, $1 par value; 300,000,000 shares
    authorized; 83,671,272 shares outstanding
    (83,661,972 in 1995)                               83,671        83,662
  Capital in excess of par value                        2,015         1,931
  Retained earnings                                   689,207       672,373
  Minimum pension liability                            (9,167)       (9,167)
                                                   ----------    ----------
        Total stockholders' equity                    765,726       748,799
                                                   ----------    ----------
                                                  $ 1,216,642   $ 1,143,701
                                                   ==========    ==========

See accompanying notes.

                         COOPER TIRE & RUBBER COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (UNAUDITED)
         (Dollar amounts in thousands; per-share amounts in dollars)

                                                 1996              1995
                                               --------          --------
Revenues:
  Net sales                                    $381,038          $365,353
  Other income                                      276             1,513
                                                -------           -------
                                                381,314           366,866
Costs and expenses:
  Cost of products sold                         324,333           303,931
  Selling, general and administrative            19,848            18,238
  Interest                                            4               570
                                                -------           -------
                                                344,185           322,739
                                                -------           -------
Income before income taxes                       37,129            44,127

Provision for income taxes                       14,020            16,910
                                                -------           -------
Net income                                     $ 23,109          $ 27,217
                                                =======           =======

Net income per share                               $.28              $.33
                                                    ===               ===
Weighted average number of
 shares outstanding (000's)                      83,666            83,638
                                                 ======            ======

Dividends per share                               $.075             $.060
                                                   ====              ====

See accompanying notes.

                         COOPER TIRE & RUBBER COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (UNAUDITED)
         (Dollar amounts in thousands; per-share amounts in dollars)
                                                1996            1995
                                              --------        --------
Operating activities:
  Net income                                  $ 23,109        $ 27,217
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation and amortization              17,801          15,804
     Deferred income taxes                       2,375           2,047
  Changes in operating assets
   and liabilities:
     Accounts receivable                       (21,481)         (7,268)
     Inventories and prepaid expenses          (22,641)         (4,992)
     Accounts payable and
      accrued liabilities                        4,464          (2,948)
     Postretirement benefits
      other than pensions                        2,214           1,514
     Other                                       3,467          10,827
                                               -------         -------
       Net cash provided by
        operating activities                     9,308          42,201
Investing activities:
  Property, plant and equipment                (65,642)        (29,892)
  Other                                           (133)            168
                                               -------         -------
       Net cash used in investing
        activities                             (65,775)        (29,724)
Financing activities:
  Issuance of debt                              45,000               -
  Payment on debt                                 (118)           (198)
  Issuance of common stock                          93              88
  Payment of dividends                          (6,275)         (5,019)
                                               -------         -------
       Net cash provided by (used in)
        financing activities                    38,700          (5,129)
                                               -------         -------
Changes in cash and short-term investments     (17,767)          7,348

Cash and short-term investments at
  beginning of year                             23,187         103,285
                                               -------         -------
Cash and short-term investments at
  end of period                               $  5,420        $110,633
                                               =======         =======

Cash payments for interest                    $    405        $  1,600
                                               =======         =======

Cash payments for income taxes                $ 10,805        $  4,404
                                               =======         =======

See accompanying notes.

                       COOPER TIRE & RUBBER COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements at March 31, 1996 and for the three-month periods ended March 31, 1996 and 1995 are unaudited and include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and, therefore, do not contain all information and footnotes normally contained in annual financial statements; accordingly, they should be read in conjunction with the Financial Statements and notes thereto appearing in the Annual Report on Form 10-K of the Company for the year ended December 31, 1995.

2. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of those to be expected for the year ending December 31, 1996.


                      REVIEW BY INDEPENDENT AUDITORS

The consolidated financial statements included in this filing on Form 10-Q have been reviewed by the Company's independent auditors, Ernst & Young LLP, and their report thereon is attached hereto as Part I - Exhibit 1. All material adjustments or additional disclosures proposed by the Company's independent auditors have been reflected in the data presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Net sales for the first quarter of 1996 increased 4.3% when compared to the first quarter of 1995. Sales of both tires and engineered rubber products were higher than for the three-month period one year ago. Other income was lower as compared to the 1995 period due to lower amounts of interest income.

Cost of products sold, as a percent of net sales, was higher in the first quarter of 1996 as compared with the first quarter of 1995. Intense price competition in the replacement tire market and increased raw material costs contributed to margin deterioration. Selling, general and administrative expenses, as a percent of net sales, were higher at 5.2% compared to 5.0% in 1995 due in part to the timing of advertising programs. Interest expense was lower than for the first quarter of 1995 reflecting higher amounts of capitalized interest.

Income before income taxes decreased 15.9% from the quarter one year ago. The quarter was adversely impacted by continued high raw material costs and the inability to achieve a price increase on tires in the current market environment.

Working capital of $248.3 million is down $24 million since year end and down $67 million from March 31, 1995 reflecting decreases in cash and the assumption of $45 million of short-term debt. The current ratio of 2.2 is down from 2.7 at December 31, 1995 and 3.0 at March 31, 1995. The financial position of the Company at March 31, 1996 continues to be very strong.

The cash flows generated by operating activities during the first three months of 1996 are lower than for the three-month period one year ago primarily as a result of increases in accounts receivable and finished goods inventories at March 31, 1996. Accounts receivable reflects increased sales and the timing of receipts. Finished goods inventories are well managed and were increased to meet the expected requirements of new and existing customers. Capital expenditures increased significantly in 1996 from 1995 reflecting higher levels of cost reduction projects and several capacity expansion projects. The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements over the near term.

Part II.  OTHER INFORMATION


Item 6(a).  Exhibits.

     (15) Letter regarding unaudited interim consolidated financial information

     (27)  Financial Data Schedule

Item 6(b).  Reports on Form 8-K.

     No Form 8-K has been filed.

                              INDEX TO EXHIBITS
                                 DESCRIPTION

Part I. Exhibit 1.

       Independent Accountants' Review Report.


Part II. Item 6(a).

  (15) Letter from Ernst & Young LLP, independent accountants, dated May 3, 1996 regarding unaudited interim consolidated financial information.

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



      May 3, 1996
      -----------
        (Date)

                                                            Part I
                                                            Exhibit 1




                  INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors
Cooper Tire & Rubber Company

We have reviewed the accompanying condensed consolidated balance sheet of Cooper Tire & Rubber Company as of March 31, 1996, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Cooper Tire & Rubber Company as of December 31, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 13, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                          /S/ Ernst & Young LLP
                                          ---------------------
                                          ERNST & YOUNG LLP


Toledo, Ohio
April 11, 1996

                                                            Part II
                                                            Exhibit (15)

May 3, 1996



Securities and Exchange Commission
Washington, D.C.  20549

We are aware of the incorporation by reference in the Registration Statements (Form S-3 No. 33-44159 and Form S-8 Nos. 2-58577, 2-77400,
33-5483, 33-35071, 33-47979, 33-47980, 33-47981, 33-47982, 33-52499 and
33-52505) of Cooper Tire & Rubber Company for the registration of its common stock of our report dated April 11, 1996 relating to the unaudited interim consolidated financial statements of Cooper Tire & Rubber Company which are included in its Form 10-Q for the quarter ended March 31, 1996.

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