Form 10-K/A
period 1995-12-31
COOPER TIRE & RUBBER CO
filed 1996-06-21
CIK 24491

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

                  DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

            Proxy statement dated March 26, 1996 - Part III

                EXHIBIT INDEX appears on the following two pages

         INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
(As amended June 21, 1996 to file financial statements and supplemental schedules for the employee benefit plans identified below as exhibits (99))

                                                                   Page(s)
FINANCIAL STATEMENTS:                                             Reference
                                                                  ---------
   Consolidated Statements of Income for the years
    ended December 31, 1995, 1994 and 1993
   Consolidated Balance Sheets at December 31, 1995 and 1994
   Consolidated Statements of Stockholders' Equity for the
    years ended December 31, 1995, 1994 and 1993
   Consolidated Statements of Cash Flows for the years
    ended December 31, 1995, 1994 and 1993
   Notes to Consolidated Financial Statements
   Report of Independent Auditors

SUPPLEMENTARY INFORMATION:

   Quarterly Financial Data (Unaudited)

FINANCIAL STATEMENT SCHEDULE:

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


(continued)

(13) Annual report to security holders, Form 10-Q or quarterly report to security holders

(23)  Consent of Ernst & Young LLP

(24)  Powers of Attorney

(27)  Financial Data Schedule

(99)  Undertakings of the Company

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Thrift and Profit Sharing Plan for the
      fiscal year ended December 31, 1995                           1-16

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Pre-Tax Savings Plan (Texarkana) for the
      fiscal year ended December 31, 1995                          17-31

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Pre-Tax Savings Plan (Auburn) for the
      fiscal year ended December 31, 1995                          32-46

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Pre-Tax Savings Plan (Findlay) for the
      fiscal year ended December 31, 1995                          47-61

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Pre-Tax Savings Plan (El Dorado) for the
      fiscal year ended December 31, 1995                          62-76

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Pre-Tax Savings Plan (Bowling Green - Hose)
      for the fiscal year ended December 31, 1995                  77-91

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Pre-Tax Savings Plan (Bowling Green - Sealing)
      for the fiscal year ended December 31, 1995                 92-106


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


COOPER TIRE & RUBBER COMPANY

PATRICK W. ROONEY, Chairman of the Board, President, Chief
                   Executive Officer and Director
                   (Principal Executive Officer)

J. ALEC REINHARDT, Executive Vice President and Director
                   (Principal Financial Officer)

JOHN FAHL, Vice President and Director

JULIEN A. FAISANT, Vice President and Corporate Controller
                   (Principal Accounting Officer)

ARTHUR H. ARONSON, Director

DELMONT A. DAVIS, Director

EDSEL D. DUNFORD, Director

DENNIS J. GORMLEY, Director

IVAN W. GORR, Director

ALLAN H. MELTZER, Director







                                        By /s/ Stan C. Kaiman
                                        --------------------------------
                                        STAN C. KAIMAN, Attorney-in-fact


Date:  June 21, 1996
       --------------

                                                            EXHIBIT (23)

                    CONSENT OF INDEPENDENT AUDITORS

   We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 2-58577, 33-35071, 33-47979, 33-47981,
33-47982, 33-52499, and 33-52505) of Cooper Tire & Rubber Company pertaining to the Company's Thrift and Profit Sharing Plan, the Pre-Tax Savings Plan (Texarkana), the Pre-Tax Savings Plan (Auburn), the Pre-Tax Savings Plan (Findlay), the Pre-Tax Savings Plan (El Dorado), the Pre-Tax Savings Plan (Bowling Green - Hose) and the Pre-Tax Savings Plan (Bowling Green - Sealing), respectively, of our reports dated May 17, 1996 with respect to the financial statements and schedules of the Cooper Tire & Rubber Company Thrift and Profit Sharing Plan, the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Texarkana), the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Auburn), the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Findlay), the Cooper Tire & Rubber Company Pre-Tax Savings Plan (El Dorado), the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green - Hose), and the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green - Sealing) included in Amendment No. 1 to the Annual Report (Form 10-K) of Cooper Tire & Rubber Company for the year ended December 31, 1995.






                                                   /s/ Ernst & Young LLP
                                                   ---------------------
                                                   ERNST & YOUNG LLP

Toledo, Ohio
June 21, 1996

                                                            EXHIBIT (99)
                      Cooper Tire & Rubber Company
                     Thrift and Profit Sharing Plan

                   Financial Statements and Schedules


                 Years ended December 31, 1995 and 1994





                                Contents

Report of Independent Auditors                                    1

Audited Financial Statements

Statements of Assets Available for Plan Benefits                  2
Statements of Changes in Assets Available for Plan Benefits       3
Notes to Financial Statements                                     4


Schedules

Item 27a - Schedule of Assets Held for Investment Purposes       13
Item 27d - Schedule of Reportable Transactions                   14


A schedule of party-in-interest transactions has not been presented because there were no party-in-interest transactions which are prohibited by ERISA Section 406 and for which there is no statutory or administrative exemption.

                     Report of Independent Auditors

Thrift and Profit Sharing Plan Committee
Cooper Tire & Rubber Company
 Thrift and Profit Sharing Plan

We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Thrift and Profit Sharing Plan as of December 31, 1995 and 1994, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Thrift and Profit Sharing Plan at December 31, 1995 and 1994, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1995 and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in our audit of the 1995 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1995 basic financial statements taken as a whole.


May 17, 1996












                      Cooper Tire & Rubber Company
                     Thrift and Profit Sharing Plan

            Statements of Assets Available for Plan Benefits
                                                   December 31
                                               1995          1994
                                            ------------  ------------
Assets
Investments (Notes 4 and 5):
  Value of interest in Pooled Fund          $275,740,743  $280,901,591
  Cash with interest (Note 2)                  8,094,103     8,094,103
  Cooper Tire & Rubber Company common stock    4,542,032     3,967,913
                                             -----------   -----------
                                             288,376,878   292,963,607

  Short-term investment                           98,158       320,427
                                             -----------   -----------
                                             288,475,036   293,284,034

Cash                                           2,030,755             -
Employer contribution receivable               3,169,433     2,937,370
                                             -----------   -----------
Assets available for plan benefits          $293,675,224  $296,221,404
                                             ===========   ===========

See accompanying notes.
































                      Cooper Tire & Rubber Company
                     Thrift and Profit Sharing Plan

      Statements of Changes in Assets Available for Plan Benefits

                                              Year ended December 31
                                                1995         1994
                                             ----------    ----------
Additions:
  Cash contributions:
   Participants                             $ 11,265,606   $ 10,344,408
   Employer (gross amount before
    reduction for forfeitures)                 7,651,176      7,017,370
   Less forfeitures arising from withdrawals     (70,511)      (180,000)
                                             -----------    -----------
   Net employer contributions                  7,580,665      6,837,370
                                             -----------    -----------
                                              18,846,271     17,181,778
  Investment income (loss):
   Net gain (loss) from Pooled Fund (Note 4)  24,367,750     (6,585,997)
   Net appreciation (depreciation)
    in fair value of investments (Note 5)        105,403    (11,877,884)
   Dividends                                      30,890      1,139,292
   Interest                                        4,160      2,753,156
                                             -----------    -----------
                                              24,508,203    (14,571,433)
                                             -----------    -----------
Total additions                               43,354,474      2,610,345

Participants' withdrawals                    (45,900,654)   (29,969,141)
                                             -----------    -----------
Decrease in assets available for
 plan benefits during the year                (2,546,180)   (27,358,796)

Assets available for plan benefits
 at beginning of year                        296,221,404    323,580,200
                                             -----------    -----------
Assets available for plan
 benefits at end of year                    $293,675,224   $296,221,404
                                             ===========    ===========

See accompanying notes.
















                      Cooper Tire & Rubber Company
                     Thrift and Profit Sharing Plan

                     Notes to Financial Statements

                       December 31, 1995 and 1994

1. Summary of Plan

The Cooper Tire & Rubber Company Thrift and Profit Sharing Plan (Plan), is a defined contribution plan administered by a Plan Committee appointed by the plan sponsor, Cooper Tire & Rubber Company (the Company). Participation in the Plan is voluntary and any salaried employee of the Company is eligible to participate in the Plan if he or she has completed one year of continuous credited service. At December 31, 1995, 3,958 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:

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

  - The Company will contribute to the Plan each year from current or accumulated earnings an amount equal to the lesser of:

  (a) the aggregate of all ATD and PDQ contributions which represent up to six percent of each participant's compensation, less any forfeitures, or

  (b) an amount equal to fifteen percent of the Company's current year pre-tax earnings, exclusive of any deductions for contributions to the Plan, in excess of ten percent of the stockholders' equity of the Company at the beginning of the year.
                                                                      4

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

The Plan provides for total or partial withdrawal of a participant's account. Except for the unvested portion of Company contributions, a participant may withdraw the total of his or her ATD contributions and Company contributions at any time. No amounts may be withdrawn by a participant from PDQ contributions prior to termination of employment or plan termination unless the participant has either attained the age of 59 1/2, becomes totally and permanently disabled, or is able to demonstrate financial hardship. Partial withdrawals may be made twice in any calendar year. However, all withdrawals relating to PDQ contributions are subject to Internal Revenue Service (IRS) regulations.

Investment options for future contributions may be changed daily.
Reallocation of balances may be made among the investment options daily.

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

No material amounts of withdrawals by participants, initiated on or before December 31, 1995, were pending.


2. Significant Accounting Policies

Investments

Investments in common stock of Cooper Tire & Rubber Company (Company) are stated at quoted market values as determined on the last business day of the Plan year. Short-term investments are stated at cost which approximates fair value.







Cash with interest at December 31, 1995 and 1994 is invested in annuity contracts with Confederation Life of Canada. This insurance company was placed under the control of Canadian and United States governmental regulatory authorities in August, 1994. To protect the interests of the policyholders, the regulators have frozen the assets of the insurance company. Currently, the amount of loss, if any, on these contracts is not determinable. The Plan's investment contracts with Confederation Life now have uncertain maturity dates and uncertain interest rates. These investments are valued in the financial statements at cost with interest accrued through July 31, 1994. The Company believes this approximates the fair value of the investments at this time.

On July 31, 1994 the investments of the Plan were combined with similar assets of the other defined contribution plans sponsored by the Company. The combined investments (Pooled Fund) are held by National City Bank as trustee and are valued at their fair value as determined by the trustee, except for fully benefit responsive investment contracts which are valued at contract value. At December 31, 1995, the contract value of these contracts approximates fair value.

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















4. Value of Interest in Pooled Fund

The assets of the Pooled Fund are as follows:
                                            December 31, 1995
                                 Cooper Tire & Rubber Company Pooled Fund
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Armada Government
  Portfolio Fund            $  3,336,254  $   154,498  $        -  $1,304,299
Cooper Tire & Rubber
  Company Common Stock       207,226,787
Mutual funds:
  The Investment Company
   of America Fund                                      6,983,308
  The Washington Mutual
   Investors Fund                                                   8,429,803
Cash with Interest Fund:
  John Hancock Mutual Life
   Insurance Company - 8.27%
   annuity contract; matures
   January 31, 1997                        10,450,587
  Prudential Life Insurance
   Company - 5.48% annuity
   contract; matures
   July 31, 1996                            9,053,865
  Sun Life Insurance Company
   of Canada (U. S.) - 8.07%
   annuity contract; matures
   January 31, 1996                         7,101,876
  New York Life Insurance
   Company - 7.65% annuity
   contract; 50% of balance
   matures January 31, 1999
   and remainder matures
   July 31, 1999                            6,524,348
 *Provident Life and Accident
   Insurance Company - 6.13%
   annuity contract; matures
   August 15, 2000                          5,958,643
  Provident Life and Accident
   Insurance Company - 5.55%
   annuity contract; matures
   January 30, 1998                         5,924,419
  Commonwealth Life Insurance
   Company - 3.66% annuity
   contract; 50% of balance
   matures January 31, 1996
   and remainder matures
   July 31, 1998                            4,710,320
  Principal Mutual Life
   Insurance Company - 4.73%
   annuity contract; matures
   July 31, 1997                            4,030,173
(continued)

 *Caisse Des Depots (CDC)
   BRIC - 6.15% annuity
   contract; matures
   September 25, 2000                       3,002,945
 *Peoples Security Life
   - 6.08% annuity contract;
   matures January 18, 2000                 2,010,675
  United of Omaha Life
   Insurance Company-annuity
   contract; matures
   August 2, 2000                           2,005,766
  New York Life Insurance
   Company - 7.65% annuity
   contract; 50% of balance
   matures January 31, 1999
   and remainder matures
   July 31, 1999                            1,879,568
                             -----------   ----------   ---------   ---------
Total assets                $210,563,041  $62,807,683  $6,983,308  $9,734,102
                             ===========   ==========   =========   =========

*  Collateralized or synthetic guaranteed investment contract.

                                            December 31, 1994
                                 Cooper Tire & Rubber Company Pooled Fund
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
NCC Government Obligation
  Fund                      $  3,832,867  $   794,156  $  210,485  $  202,193
Cooper Tire & Rubber
  Company Common Stock       227,793,333
Mutual funds:
  The Investment Company of
   America Fund                                         3,196,070
  The Washington Mutual
   Investors Fund                                                   1,922,281
Cash with Interest Fund:
  Provident Life and Accident
   Insurance Company - 5.55%
   annuity contract; 50% of
   balance matures January 31,
   1995 and remainder matures
   January 30, 1998                        11,151,499
  John Hancock Mutual Life
   Insurance Company - 8.27%
   annuity contract; matures
   January 31, 1997                         9,568,259
  Prudential Life Insurance
   Company - 5.48% annuity
   contract; matures July 31,
   1996                                     8,527,141
(continued)



  Principal Mutual Life
   Insurance Company - 4.73%
   annuity contract; 50% of
   balance matures January 31,
   1995 and remainder matures
   July 31, 1997                            7,650,645
  Sun Life Insurance Company
   of Canada (U. S.) - 8.07%
   annuity contract; matures
   January 31, 1996                         6,515,295
  Connecticut General Life
   Insurance Company - 7.03%
   variable annuity contract;
   matures January 31, 1996                 5,114,841
  Commonwealth Life Insurance
   Company - 4.87% annuity
   contract; 50% of balance
   matures January 31, 1996
   and remainder matures
   July 31, 1998                            4,416,561
                             -----------   ----------   ---------  ----------
Total assets                $231,626,200  $53,738,397  $3,406,555  $2,124,474
                             ===========   ==========   =========   =========

The value of the Plan's interest in the Pooled Fund is $275,740,743 at December 31, 1995 and $280,901,591 at December 31, 1994.

The Plan's interest in the Pooled Fund's assets at December 31 is as follows:
                                                1995         1994
                                                ----         ----
Cooper Tire & Rubber Company Common Stock Fund  94.8%        96.4%
Cash with Interest Fund                         96.6%        97.3%
The Investment Company of America Fund          87.7%        87.1%
The Washington Mutual Investors Fund            91.9%        84.2%

The net investment gain (loss) of the Pooled Fund is as follows:
                                       Year Ended December 31, 1995
                                 Cooper Tire & Rubber Company Pooled Fund
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Interest                    $    71,378   $3,862,115   $   15,634  $   14,846
Dividends                     2,397,313                   554,405     649,061
Net realized and
 unrealized gain             15,994,194                   645,921     820,148
                            -----------    ---------    ---------   ---------
Net investment gain         $18,462,885   $3,862,115   $1,215,960  $1,484,055
                             ==========    =========    =========   =========

(continued)





                                Five-month period ended December 31, 1994
                                 Cooper Tire & Rubber Company Pooled Fund
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Interest                    $    25,088   $1,084,760    $  1,100    $   686
Dividends                     1,057,714            -     148,760     15,750
Net realized and
 unrealized gain (loss)      (9,063,252)           -     (14,942)    28,278
                             ----------    ---------     -------     ------
Net investment gain (loss)  $(7,980,450)  $1,084,760    $134,918    $44,714
                             ==========    =========     =======     ======

The Plan's net investment gain from the Pooled Fund is $24,367,750 for the year ended December 31, 1995 and a net investment loss of $6,585,997 for the five-month period ended December 31, 1994.

The net investment gain or loss of the Pooled Fund is allocated to each participating plan based on the percentage of that Plan's units in each Pooled Fund category.


5. Investments

Certain Plan investments are held by National City Bank as trustee under an agreement which directs the trustee to invest participant contributions based on their investment elections. Contributions and income not yet invested in the options selected by the participant due to the "transaction period" as defined by the Plan, are invested in cash with interest investments.

The net appreciation (depreciation) in fair value of the Plan's investments consisted of the following:
                                                  Seven-month
                                    Year ended    period ended
                                    December 31     July 31
                                       1995          1994
                                    -----------   ------------
Cooper Tire & Rubber Company
 common stock                        $105,403      $(11,711,465)
Mutual funds                                -          (166,419)
                                      -------       -----------
                                     $105,403      $(11,877,884)
                                      =======       ===========

(continued)






Changes in amounts allocated to each of the Plan's investment options are summarized below:
                                                 Mutual Funds
                                           -----------------------
                                               The         The
                        Common              Investment  Washington
                         Stock     Cash    Company of    Mutual
                         of the     with      America   Investors
                       Company**  Interest     Fund        Fund      Total
                       ---------  --------  ----------  ----------  ---------
Balance at
 December 31, 1993  $250,494,305 $66,516,143 $3,959,237 $2,610,515 $323,580,200
Additions (deductions):
 Contributions:
  Participants         4,296,150   1,601,605     71,084     68,449    6,037,288
  Employer (gross
   amount before
   reduction for
   forfeitures)        7,017,370                                      7,017,370
  Less forfeitures
   arising from
   withdrawals          (180,000)                                      (180,000)
                     -----------  ----------  ---------  ---------  -----------
 Net employer
  contributions        6,837,370                                      6,837,370
                     -----------  ----------  ---------  ---------  -----------
                      11,133,520   1,601,605     71,084     68,449   12,874,658
 Net depreciation    (11,711,465)               (87,763)   (78,656) (11,877,884)
 Interest and
  dividend income      1,081,584   2,738,161     40,237     32,466    3,892,448
                     -----------  ----------  ---------  ---------  -----------
Total additions          503,639   4,339,766     23,558     22,259    4,889,222
Participants'
  withdrawals         (9,616,146) (7,721,461)(1,048,617)  (977,577) (19,363,801)
Transfers between
  options                319,110    (235,229)   (82,276)   (1,605)            -
Balance (transferred
  to Pooled Fund)
   at July 31, 1994 (234,475,198)(54,805,116)(2,851,902)(1,653,592)(293,785,808)
                     -----------  ----------  ---------  ---------  -----------
Balance at
 December 31, 1994     7,225,710   8,094,103          -          -   15,319,813
Additions (deductions):
 Contributions:
  Participants
  Employer (gross amount
   before reduction for
   forfeitures)        7,651,176                                      7,651,176
  Less forfeitures
   arising from
   withdrawals           (70,511)                                       (70,511)
                     -----------  ----------  ---------  ---------  -----------
 Net employer
  contributions        7,580,665                                      7,580,665
                     -----------  ----------  ---------  ---------  -----------
(continued)


  Net appreciation       105,403                                        105,403
  Interest and
   dividend income        35,050                                         35,050
                     -----------  ----------  ---------  ---------  -----------
Total additions        7,721,118                                      7,721,118
Transferred to Pooled
 Fund                 (7,025,624)                                    (7,025,624)
Participants'
  withdrawals           (111,581)                                      (111,581)
                     -----------  ----------  ---------  ---------  -----------
Balance at
 December 31, 1995  $  7,809,623 $ 8,094,103 $        - $        - $ 15,903,726
                     ===========  ==========  =========  =========  ===========

** Includes employer contributions receivable and short-term investments designated for investment in common stock of the Company.













































                               Schedules

                      Cooper Tire & Rubber Company
                     Thrift and Profit Sharing Plan
             Employer Identification #34-4297750; Plan #005

       Item 27a - Schedule of Assets Held for Investment Purposes

                           December 31, 1995

                                       Shares,    Cost (Plus
                                      Units, or     Accrued     Fair
  Description                        Face Amount   Interest)    Value
  -----------                        -----------  ----------   --------
*Cooper Tire & Rubber
  Company common stock                 184,448   $4,411,489   $4,542,032
                                                  =========    =========

Cash with interest:
 Confederation Life Insurance
  Company - 6.06% annuity
  contract; matures July 31, 1997    5,000,000   $5,000,000   $5,000,000
 Confederation Life Insurance
  Company - 6.19% annuity
  contract; matures July 31, 1997    3,094,103    3,094,103    3,094,103
                                                  ---------    ---------
Total cash with interest                         $8,094,103   $8,094,103
                                                  =========    =========

Short-term investment:
*Armada Government Portfolio Fund       98,158   $   98,158   $   98,158
                                                  =========    =========

* Party-in-interest

























                      Cooper Tire & Rubber Company
                     Thrift and Profit Sharing Plan
             Employer Identification #34-4297750; Plan #005

             Item 27d - Schedule of Reportable Transactions

                      Year Ended December 31, 1995

                                                      Sales
                                           -----------------------------
                                                    Cost (Plus
                                 Cost of              Accrued    Gain/
Description of Assets           Purchases  Proceeds  Interest)   (Loss)
- ----------------------          ---------  --------  ---------  --------
Armada Government
 Portfolio Fund               $6,087,238  $6,063,981  $6,063,981  $    -
Cooper Tire & Rubber
 Company common stock          7,536,770           -           -       -



Note: The purchase and selling price for each reportable transaction represents its fair value at the time of acquisition or disposition.


































                                                           EXHIBIT (99)
                      Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (Texarkana)

                   Financial Statements and Schedules


                 Years ended December 31, 1995 and 1994





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

                     Report of Independent Auditors

Pre-Tax Savings Plan Committee
Cooper Tire & Rubber Company
 Pre-Tax Savings Plan (Texarkana)

We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Texarkana) as of December 31, 1995 and 1994, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Texarkana) at December 31, 1995 and 1994, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1995 and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in our audit of the 1995 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1995 basic financial statements taken as a whole.


May 17, 1996












                      Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (Texarkana)

            Statements of Assets Available for Plan Benefits
                                                   December 31
                                               1995          1994
                                            ----------    ----------
Assets
Investments (Notes 4 and 5):
  Value of interest in Pooled Fund           $7,954,165    $6,248,338
  Cooper Tire & Rubber Company common stock     161,294             -
                                              ---------     ---------
                                              8,115,459     6,248,338

  Short-term investment                             430             -
                                              ---------     ---------
                                              8,115,889     6,248,338

Cash                                            109,279             -
Employer contribution receivable                114,127       274,898
                                              ---------     ---------
Assets available for plan benefits           $8,339,295    $6,523,236
                                              =========     =========

See accompanying notes.

































                      Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (Texarkana)

      Statements of Changes in Assets Available for Plan Benefits

                                              Year ended December 31
                                                1995         1994
                                             ----------    ----------
Additions:
  Cash contributions:
   Participants                              $2,158,916    $2,102,439
   Employer                                     270,884       274,898
                                              ---------     ---------
                                              2,429,800     2,377,337
  Investment income (loss):
   Net gain (loss) from Pooled Fund (Note 4)    269,120       (91,066)
   Net appreciation (depreciation)
    in fair value of investments (Note 5)         4,559       (91,296)
   Dividends                                        318        20,208
   Interest                                          90        27,029
                                              ---------     ---------
                                                274,087      (135,125)
                                              ---------     ---------
Total additions                               2,703,887     2,242,212

Participants' withdrawals                      (887,828)     (500,023)
                                              ---------     ---------
Increase in assets available for
 plan benefits during the year                1,816,059     1,742,189

Assets available for plan benefits
 at beginning of year                         6,523,236     4,781,047
                                              ---------     ---------
Assets available for plan
 benefits at end of year                     $8,339,295    $6,523,236
                                              =========     =========

See accompanying notes.




















                      Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (Texarkana)

                     Notes to Financial Statements

                       December 31, 1995 and 1994

1. Summary of Plan

The Cooper Tire & Rubber Company Pre-Tax Savings Plan (Texarkana)
(Plan), as amended and restated, is a defined contribution plan administered by a Plan Committee appointed by the plan sponsor, Cooper Tire & Rubber Company (the Company). Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #752, United Steelworkers of America AFL-CIO/CLC (formerly United Rubber, Cork, Linoleum and Plastic Workers of America) (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1995, 844 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:

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

The Plan provides that Pre-Tax Savings Plan (PSP) contributions may be made in one percent multiples of a participant's compensation up to fifteen percent, subject to Internal Revenue Service (IRS) limits on annual contributions to the Plan. The amount of contribution may be changed every thirty days.

The Plan provides that, beginning in 1995, the Company will contribute to the Plan each year from current or accumulated earnings an amount equal to the lesser of:

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

Investment options for future contributions may be changed daily.
Reallocation of balances may be made among the investment options daily.

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

The Plan shall continue until March 5, 1999. Thereafter it shall renew itself for yearly periods unless written notice is given by the Company or the Union that it is desired to terminate or amend the Plan. The Company has reserved the right to amend the Plan at any time if such amendment is necessary to enable the Plan to meet the requirements of the Internal Revenue Code or the requirements of any governmental authority. If the Plan terminates, and a successor plan is not adopted, all assets will be distributed to participants in a lump sum.

No material amounts of withdrawals by participants, initiated on or before December 31, 1995, were pending.


2. Significant Accounting Policies

Investments

Investments in common stock of Cooper Tire & Rubber Company (Company) are stated at quoted market values as determined on the last business day of the Plan year. Short-term investments are stated at cost which approximates fair value.

On July 31, 1994 the investments of the Plan were combined with similar assets of the other defined contribution plans sponsored by the Company. The combined investments (Pooled Fund) are held by National City Bank as trustee and are valued at their fair value as determined by the trustee, except for fully benefit responsive investment contracts which are valued at contract value. At December 31, 1995, the contract value of these contracts approximates fair value.

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


4. Value of Interest in Pooled Fund

The assets of the Pooled Fund are as follows:
                                            December 31, 1995
                                 Cooper Tire & Rubber Company Pooled Fund
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Armada Government
  Portfolio Fund            $  3,336,254  $   154,498  $        -  $1,304,299
Cooper Tire & Rubber
  Company Common Stock       207,226,787
Mutual funds:
  The Investment Company
   of America Fund                                      6,983,308
  The Washington Mutual
   Investors Fund                                                   8,429,803
Cash with Interest Fund:
  John Hancock Mutual Life
   Insurance Company - 8.27%
   annuity contract; matures
   January 31, 1997                        10,450,587
  Prudential Life Insurance
   Company - 5.48% annuity
   contract; matures
   July 31, 1996                            9,053,865
  Sun Life Insurance Company
   of Canada (U. S.) - 8.07%
   annuity contract; matures
   January 31, 1996                         7,101,876
(continued)


  New York Life Insurance
   Company - 7.65% annuity
   contract; 50% of balance
   matures January 31, 1999
   and remainder matures
   July 31, 1999                            6,524,348
 *Provident Life and Accident
   Insurance Company - 6.13%
   annuity contract; matures
   August 15, 2000                          5,958,643
  Provident Life and Accident
   Insurance Company - 5.55%
   annuity contract; matures
   January 30, 1998                         5,924,419
  Commonwealth Life Insurance
   Company - 3.66% annuity
   contract; 50% of balance
   matures January 31, 1996
   and remainder matures
   July 31, 1998                            4,710,320
  Principal Mutual Life
   Insurance Company - 4.73%
   annuity contract; matures
   July 31, 1997                            4,030,173
 *Caisse Des Depots (CDC)
   BRIC - 6.15% annuity
   contract; matures
   September 25, 2000                       3,002,945
 *Peoples Security Life
   - 6.08% annuity contract;
   matures January 18, 2000                 2,010,675
  United of Omaha Life
   Insurance Company-annuity
   contract; matures
   August 2, 2000                           2,005,766
  New York Life Insurance
   Company - 7.65% annuity
   contract; 50% of balance
   matures January 31, 1999
   and remainder matures
   July 31, 1999                            1,879,568
                             -----------   ----------   ---------   ---------
Total assets                $210,563,041  $62,807,683  $6,983,308  $9,734,102
                             ===========   ==========   =========   =========

*  Collateralized or synthetic guaranteed investment contract.
(continued)















                                            December 31, 1994
                                 Cooper Tire & Rubber Company Pooled Fund
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
NCC Government Obligation
  Fund                      $  3,832,867  $   794,156  $  210,485  $  202,193
Cooper Tire & Rubber
  Company Common Stock       227,793,333
Mutual funds:
  The Investment Company of
   America Fund                                         3,196,070
  The Washington Mutual
   Investors Fund                                                   1,922,281
Cash with Interest Fund:
  Provident Life and Accident
   Insurance Company - 5.55%
   annuity contract; 50% of
   balance matures January 31,
   1995 and remainder matures
   January 30, 1998                        11,151,499
  John Hancock Mutual Life
   Insurance Company - 8.27%
   annuity contract; matures
   January 31, 1997                         9,568,259
  Prudential Life Insurance
   Company - 5.48% annuity
   contract; matures July 31,
   1996                                     8,527,141
  Principal Mutual Life
   Insurance Company - 4.73%
   annuity contract; 50% of
   balance matures January 31,
   1995 and remainder matures
   July 31, 1997                            7,650,645
  Sun Life Insurance Company
   of Canada (U. S.) - 8.07%
   annuity contract; matures
   January 31, 1996                         6,515,295
  Connecticut General Life
   Insurance Company - 7.03%
   variable annuity contract;
   matures January 31, 1996                 5,114,841
(continued)










4. Value of Interest in Pooled Fund (continued)

  Commonwealth Life Insurance
   Company - 4.87% annuity
   contract; 50% of balance
   matures January 31, 1996
   and remainder matures
   July 31, 1998                            4,416,561
                             -----------   ----------   ---------  ----------
Total assets                $231,626,200  $53,738,397  $3,406,555  $2,124,474
                             ===========   ==========   =========   =========

The value of the Plan's interest in the Pooled Fund is $7,954,165 at December 31, 1995 and $6,248,338 at December 31, 1994.

The Plan's interest in the Pooled Fund's assets at December 31 is as follows:
                                                1995         1994
                                                ----         ----
Cooper Tire & Rubber Company Common Stock Fund  3.1%         2.3%
Cash with Interest Fund                         1.9%         1.6%
The Investment Company of America Fund          1.0%         1.0%
The Washington Mutual Investors Fund            1.7%         2.5%

The net investment gain (loss) of the Pooled Fund is as follows:
                                       Year Ended December 31, 1995
                                 Cooper Tire & Rubber Company Pooled Fund
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Interest                    $    71,378   $3,862,115   $   15,634  $   14,846
Dividends                     2,397,313                   554,405     649,061
Net realized and
 unrealized gain             15,994,194                   645,921     820,148
                             ----------    ---------    ---------   ---------
Net investment gain         $18,462,885   $3,862,115   $1,215,960  $1,484,055
                             ==========    =========    =========   =========

(continued)

















                                Five-month period ended December 31, 1994
                                 Cooper Tire & Rubber Company Pooled Fund
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Interest                    $    25,088   $1,084,760    $  1,100    $   686
Dividends                     1,057,714            -     148,760     15,750
Net realized and
 unrealized gain (loss)      (9,063,252)           -     (14,942)    28,278
                             ----------    ---------     -------     ------
Net investment gain (loss)  $(7,980,450)  $1,084,760    $134,918    $44,714
                             ==========    =========     =======     ======

The Plan's net investment gain from the Pooled Fund is $269,120 for the year ended December 31, 1995 and a net investment loss of $91,066 for the five-month period ended December 31, 1994.

The net investment gain or loss of the Pooled Fund is allocated to each participating plan based on the percentage of that Plan's units in each Pooled Fund category.


5. Investments

The Plan's investments are held by National City Bank as trustee under an agreement which directs the trustee to invest participant contributions based on their investment elections. PSP contributions and income not yet invested in the options selected by the participant due to the "transaction period" as defined by the Plan, are invested in cash with interest investments.

The net appreciation (depreciation) in fair value of the Plan's investments consisted of the following:
                                                  Seven-month
                                    Year ended    period ended
                                    December 31     July 31
                                       1995          1994
                                    -----------   ------------
Cooper Tire & Rubber Company
 common stock                         $4,559        $(90,848)
Mutual funds                               -            (448)
                                       -----         -------
                                      $4,559        $(91,296)
                                       =====         =======

(continued)






Changes in amounts allocated to each of the Plan's investment options are summarized below:
                                                 Mutual Funds
                                             ---------------------
                                               The         The
                         Common             Investment  Washington
                          Stock     Cash    Company of    Mutual
                         of the     with      America   Investors
                         Company  Interest     Fund        Fund      Total
                        --------  --------  ----------  ----------  --------
Balance at
  December 31, 1993    $4,164,605  $580,431  $27,782   $ 8,229   $4,781,047
Additions:
  Participants'
   contributions        1,000,921   147,202    6,889    12,828    1,167,840
  Net depreciation        (90,848)        -       (3)     (445)     (91,296)
  Interest and
   dividend income         17,355    28,526      139     1,217       47,237
                        ---------   -------   ------    ------    ---------
Total additions           927,428   175,728    7,025    13,600    1,123,781
Participants'
  withdrawals            (292,287)  (25,019)       -    (3,450)    (320,756)
Transfers between
  options                   8,238    (8,238)   2,350    (2,350)           -
                        ---------   -------   ------    ------    ---------
Balance (transferred
  to  Pooled Fund)
   at July 31, 1994    $4,807,984  $722,902  $37,157   $16,029   $5,584,072
                        =========   =======   ======    ======    =========




























                               Schedules

                      Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (Texarkana)
             Employer Identification #34-4297750; Plan #012

       Item 27a - Schedule of Assets Held for Investment Purposes

                           December 31, 1995

                                       Shares,    Cost (Plus
                                      Units, or     Accrued     Fair
  Description                        Face Amount   Interest)    Value
  -----------                        -----------  ----------   --------
*Cooper Tire & Rubber
  Company common stock                 6,550      $156,735    $161,294
                                                   =======     =======
Short-term investment:
*Armada Government Portfolio Fund        430      $    430    $    430
                                                   =======     =======

* Party-in-interest





































                      Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (Texarkana)
             Employer Identification #34-4297750; Plan #012

             Item 27d - Schedule of Reportable Transactions

                      Year Ended December 31, 1995

                                                      Sales
                                           -----------------------------
                                                    Cost (Plus
                                 Cost of              Accrued    Gain/
Description of Assets           Purchases  Proceeds  Interest)   (Loss)
- ----------------------          ---------  --------  ---------  --------
Armada Government
 Portfolio Fund                 $157,165   $156,735   $156,735  $    -
Cooper Tire & Rubber
 Company common stock            156,735          -          -       -



Note: The purchase and selling price for each reportable transaction represents its fair value at the time of acquisition or disposition.


































                                                           EXHIBIT (99)
                      Cooper Tire & Rubber Company
                     Pre-Tax Savings Plan (Auburn)

                   Financial Statements and Schedules


                 Years ended December 31, 1995 and 1994





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

                     Report of Independent Auditors

Pre-Tax Savings Plan Committee
Cooper Tire & Rubber Company
 Pre-Tax Savings Plan (Auburn)

We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan
(Auburn) as of December 31, 1995 and 1994, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Auburn) at December 31, 1995 and 1994, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1995 and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in our audit of the 1995 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1995 basic financial statements taken as a whole.


May 17, 1996












                      Cooper Tire & Rubber Company
                     Pre-Tax Savings Plan (Auburn)

            Statements of Assets Available for Plan Benefits
                                                   December 31
                                               1995          1994
                                            ----------    ----------
Assets
Investments (Notes 4 and 5):
  Value of interest in Pooled Fund           $696,004      $454,734
  Cooper Tire & Rubber Company common stock    22,630             -
                                              -------       -------
                                              718,634       454,734

  Short-term investment                           105             -
                                              -------       -------
                                              718,739       454,734

Cash                                           13,059             -
Employer contribution receivable               15,445             -
                                              -------       -------
Assets available for plan benefits           $747,243      $454,734
                                              =======       =======

See accompanying notes.

































                      Cooper Tire & Rubber Company
                     Pre-Tax Savings Plan (Auburn)

      Statements of Changes in Assets Available for Plan Benefits

                                              Year ended December 31
                                                1995         1994
                                             ----------    ----------
Additions:
  Cash contributions:
   Participants                              $245,285      $264,102
   Employer                                    37,444             -
                                              -------       -------
                                              282,729       264,102
  Investment income (loss):
   Net gain (loss) from Pooled Fund (Note 4)   42,824        (3,797)
   Net appreciation (depreciation)
    in fair value of investments (Note 5)         680       (10,148)
   Dividends                                       45         1,643
   Interest                                        11         2,069
                                              -------       -------
                                               43,560       (10,233)
                                              -------       -------
Total additions                               326,289       253,869

Participants' withdrawals                     (33,780)      (46,156)
                                              -------       -------
Increase in assets available for
 plan benefits during the year                292,509       207,713

Assets available for plan benefits
 at beginning of year                         454,734       247,021
                                              -------       -------
Assets available for plan
 benefits at end of year                     $747,243      $454,734
                                              =======       =======

See accompanying notes.




















                      Cooper Tire & Rubber Company
                     Pre-Tax Savings Plan (Auburn)

                     Notes to Financial Statements

                       December 31, 1995 and 1994

1. Summary of Plan

The Cooper Tire & Rubber Company Pre-Tax Savings Plan (Auburn) (Plan), as amended and restated, is a defined contribution plan administered by a Plan Committee appointed by the plan sponsor, Cooper Tire & Rubber Company (the Company). Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #634, United Steelworkers of America AFL-CIO/CLC (formerly United Rubber, Cork, Linoleum and Plastic Workers of America) (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1995, 188 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:

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

The Plan provides that Pre-Tax Savings Plan (PSP) contributions may be made in one percent multiples of a participant's compensation up to fifteen percent, subject to Internal Revenue Service (IRS) limits on annual contributions to the Plan. The amount of contribution may be changed every thirty days.

The Plan provides that, beginning in 1995, the Company will contribute to the Plan each year from current or accumulated earnings an amount equal to the lesser of:

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

Investment options for future contributions may be changed daily.
Reallocation of balances may be made among the investment options daily.

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

The Plan shall continue until December 5, 1997. Thereafter it shall renew itself for yearly periods unless written notice is given by the Company or the Union that it is desired to terminate or amend the Plan. The Company has reserved the right to amend the Plan at any time if such amendment is necessary to enable the Plan to meet the requirements of the Internal Revenue Code or the requirements of any governmental authority. If the Plan terminates, and a successor plan is not adopted, all assets will be distributed to participants in a lump sum.

No material amounts of withdrawals by participants, initiated on or before December 31, 1995, were pending.


2. Significant Accounting Policies

Investments

Investments in common stock of Cooper Tire & Rubber Company (Company) are stated at quoted market values as determined on the last business day of the Plan year. Short-term investments are stated at cost which approximates fair value.

On July 31, 1994 the investments of the Plan were combined with similar assets of the other defined contribution plans sponsored by the Company. The combined investments (Pooled Fund) are held by National City Bank as trustee and are valued at their fair value as determined by the trustee, except for fully benefit responsive investment contracts which are valued at contract value. At December 31, 1995, the contract value of these contracts approximates fair value.

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


4. Value of Interest in Pooled Fund

The assets of the Pooled Fund are as follows:
                                            December 31, 1995
                                 Cooper Tire & Rubber Company Pooled Fund
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Armada Government
  Portfolio Fund            $  3,336,254  $   154,498  $        -  $1,304,299
Cooper Tire & Rubber
  Company Common Stock       207,226,787
Mutual funds:
  The Investment Company
   of America Fund                                      6,983,308
  The Washington Mutual
   Investors Fund                                                   8,429,803
Cash with Interest Fund:
  John Hancock Mutual Life
   Insurance Company - 8.27%
   annuity contract; matures
   January 31, 1997                        10,450,587
  Prudential Life Insurance
   Company - 5.48% annuity
   contract; matures
   July 31, 1996                            9,053,865
  Sun Life Insurance Company
   of Canada (U. S.) - 8.07%
   annuity contract; matures
   January 31, 1996                         7,101,876
(continued)


  New York Life Insurance
   Company - 7.65% annuity
   contract; 50% of balance
   matures January 31, 1999
   and remainder matures
   July 31, 1999                            6,524,348
 *Provident Life and Accident
   Insurance Company - 6.13%
   annuity contract; matures
   August 15, 2000                          5,958,643
  Provident Life and Accident
   Insurance Company - 5.55%
   annuity contract; matures
   January 30, 1998                         5,924,419
  Commonwealth Life Insurance
   Company - 3.66% annuity
   contract; 50% of balance
   matures January 31, 1996
   and remainder matures
   July 31, 1998                            4,710,320
  Principal Mutual Life
   Insurance Company - 4.73%
   annuity contract; matures
   July 31, 1997                            4,030,173
 *Caisse Des Depots (CDC)
   BRIC - 6.15% annuity
   contract; matures
   September 25, 2000                       3,002,945
 *Peoples Security Life
   - 6.08% annuity contract;
   matures January 18, 2000                 2,010,675
  United of Omaha Life
   Insurance Company-annuity
   contract; matures
   August 2, 2000                           2,005,766
  New York Life Insurance
   Company - 7.65% annuity
   contract; 50% of balance
   matures January 31, 1999
   and remainder matures
   July 31, 1999                            1,879,568
                             -----------   ----------   ---------   ---------
Total assets                $210,563,041  $62,807,683  $6,983,308  $9,734,102
                             ===========   ==========   =========   =========

*  Collateralized or synthetic guaranteed investment contract.
(continued)















                                            December 31, 1994
                                 Cooper Tire & Rubber Company Pooled Fund
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
NCC Government Obligation
  Fund                      $  3,832,867  $   794,156  $  210,485  $  202,193
Cooper Tire & Rubber
  Company Common Stock       227,793,333
Mutual funds:
  The Investment Company of
   America Fund                                         3,196,070
  The Washington Mutual
   Investors Fund                                                   1,922,281
Cash with Interest Fund:
  Provident Life and Accident
   Insurance Company - 5.55%
   annuity contract; 50% of
   balance matures January 31,
   1995 and remainder matures
   January 30, 1998                        11,151,499
  John Hancock Mutual Life
   Insurance Company - 8.27%
   annuity contract; matures
   January 31, 1997                         9,568,259
  Prudential Life Insurance
   Company - 5.48% annuity
   contract; matures July 31,
   1996                                     8,527,141
  Principal Mutual Life
   Insurance Company - 4.73%
   annuity contract; 50% of
   balance matures January 31,
   1995 and remainder matures
   July 31, 1997                            7,650,645
  Sun Life Insurance Company
   of Canada (U. S.) - 8.07%
   annuity contract; matures
   January 31, 1996                         6,515,295
  Connecticut General Life
   Insurance Company - 7.03%
   variable annuity contract;
   matures January 31, 1996                 5,114,841
(continued)










4. Value of Interest in Pooled Fund (continued)

  Commonwealth Life Insurance
   Company - 4.87% annuity
   contract; 50% of balance
   matures January 31, 1996
   and remainder matures
   July 31, 1998                            4,416,561
                             -----------   ----------   ---------  ----------
Total assets                $231,626,200  $53,738,397  $3,406,555  $2,124,474
                             ===========   ==========   =========   =========

The value of the Plan's interest in the Pooled Fund is $696,004 at December 31, 1995 and $454,734 at December 31, 1994.

The Plan's interest in the Pooled Fund's assets at December 31 is as follows:
                                                1995         1994
                                                ----         ----
Cooper Tire & Rubber Company Common Stock Fund  0.2%         0.1%
Cash with Interest Fund                         0.2%         0.2%
The Investment Company of America Fund          1.0%         1.3%
The Washington Mutual Investors Fund            0.5%         1.2%

The net investment gain (loss) of the Pooled Fund is as follows:
                                       Year Ended December 31, 1995
                                 Cooper Tire & Rubber Company Pooled Fund
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Interest                    $   71,378    $ 3,862,115  $   15,634  $   14,846
Dividends                    2,397,313                    554,405     649,061
Net realized and
 unrealized gain            15,994,194                    645,921     820,148
                            ----------     ----------   ---------   ---------
Net investment gain        $18,462,885    $ 3,862,115  $1,215,960  $1,484,055
                            ==========     ==========   =========   =========

(continued)

















                                Five-month period ended December 31, 1994
                                 Cooper Tire & Rubber Company Pooled Fund
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Interest                    $    25,088   $1,084,760    $   1,100   $    686
Dividends                     1,057,714            -      148,760     15,750
Net realized and
 unrealized gain (loss)      (9,063,252)           -      (14,942)    28,278
                             ----------    ---------      -------   --------
Net investment gain (loss)  $(7,980,450)  $1,084,760    $ 134,918   $ 44,714
                             ==========    =========     ========    =======

The Plan's net investment gain from the Pooled Fund is $42,824 for the year ended December 31, 1995 and a net investment loss of $3,797 for the five-month period ended December 31, 1994.

The net investment gain or loss of the Pooled Fund is allocated to each participating plan based on the percentage of that Plan's units in each Pooled Fund category.


5. Investments

The Plan's investments are held by National City Bank as trustee under an agreement which directs the trustee to invest participant contributions based on their investment elections. PSP contributions and income not yet invested in the options selected by the participant due to the "transaction period" as defined by the Plan, are invested in cash with interest investments.

The net appreciation (depreciation) in fair value of the Plan's investments consisted of the following:
                                                  Seven-month
                                    Year ended    period ended
                                    December 31     July 31
                                       1995          1994
                                    -----------   ------------
Cooper Tire & Rubber Company
 common stock                         $680          $ (9,787)
Mutual funds                             -              (361)
                                       ---           -------
                                      $680          $(10,148)
                                       ===           =======

(continued)






Changes in amounts allocated to each of the Plan's investment options are summarized below:
                                                 Mutual Funds
                                             ---------------------
                                               The         The
                         Common             Investment  Washington
                          Stock     Cash    Company of    Mutual
                         of the     with      America   Investors
                         Company  Interest     Fund        Fund      Total
                        --------  --------  ----------  ----------  --------
Balance at
  December 31, 1993     $151,825   $59,861   $21,543    $13,792     $247,021
Additions:
  Participants'
   contributions         107,761    32,278    12,455      7,800      160,294
  Net depreciation        (9,787)               (203)      (158)     (10,148)
  Interest and
   dividend income           804     2,349       312        247        3,712
                         -------    ------    ------     ------      -------
Total additions           98,778    34,627    12,564      7,889      153,858
Participants'
  withdrawals             (7,021)   (5,331)                (782)     (13,134)
Transfers between
  options                   (124)      124       (23)        23            -
                         --------   ------   -------     ------      -------
Balance (transferred
  to  Pooled Fund)
   at July 31, 1994     $243,458   $89,281   $34,084    $20,922     $387,745
                         =======    ======    ======     ======      =======




























                               Schedules

                      Cooper Tire & Rubber Company
                     Pre-Tax Savings Plan (Auburn)
             Employer Identification #34-4297750; Plan #009

       Item 27a - Schedule of Assets Held for Investment Purposes

                           December 31, 1995

                                       Shares,    Cost (Plus
                                     Units, or      Accrued     Fair
  Description                        Face Amount   Interest)    Value
  -----------                        -----------  ----------   --------
*Cooper Tire & Rubber
  Company common stock                  919         $21,950    $22,630
                                                     ======     ======
Short-term investment:
*Armada Government Portfolio Fund       105         $   105    $   105
                                                     ======     ======

* Party-in-interest





































                      Cooper Tire & Rubber Company
                     Pre-Tax Savings Plan (Auburn)
             Employer Identification #34-4297750; Plan #009

             Item 27d - Schedule of Reportable Transactions

                      Year Ended December 31, 1995

                                                      Sales
                                           -----------------------------
                                                    Cost (Plus
                                 Cost of              Accrued    Gain/
Description of Assets           Purchases  Proceeds  Interest)   (Loss)
- ----------------------          ---------  --------  ---------  --------
Armada Government
 Portfolio Fund                  $22,055    $21,950    $21,950    $    -
Cooper Tire & Rubber
 Company common stock             21,950          -          -         -



Note: The purchase and selling price for each reportable transaction represents its fair value at the time of acquisition or disposition.


































                                                            EXHIBIT (99)
                      Cooper Tire & Rubber Company
                     Pre-Tax Savings Plan (Findlay)

                   Financial Statements and Schedules


                 Years ended December 31, 1995 and 1994





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

                     Report of Independent Auditors

Pre-Tax Savings Plan Committee
Cooper Tire & Rubber Company
 Pre-Tax Savings Plan (Findlay)

We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Findlay) as of December 31, 1995 and 1994, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Findlay) at December 31, 1995 and 1994, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1995 and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in our audit of the 1995 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1995 basic financial statements taken as a whole.


May 17, 1996












                      Cooper Tire & Rubber Company
                     Pre-Tax Savings Plan (Findlay)

            Statements of Assets Available for Plan Benefits
                                                   December 31
                                               1995          1994
                                            ----------    ----------
Assets
Investments (Notes 4 and 5):
  Value of interest in Pooled Fund          $4,983,484    $2,862,814
  Cooper Tire & Rubber Company common stock     78,899             -
                                             ---------     ---------
                                             5,062,383     2,862,814

  Short-term investment                            569             -
                                             ---------     ---------
                                             5,062,952     2,862,814

Cash                                            84,112             -
Employer contribution receivable               172,716             -
                                             ---------     ---------
Assets available for plan benefits          $5,319,780    $2,862,814
                                             =========     =========

See accompanying notes.

































                      Cooper Tire & Rubber Company
                     Pre-Tax Savings Plan (Findlay)

      Statements of Changes in Assets Available for Plan Benefits

                                              Year ended December 31
                                                1995         1994
                                             ----------    ----------
Additions:
  Cash contributions:
   Participants                              $2,048,398    $1,517,196
   Employer                                     249,717             -
                                              ---------     ---------
                                              2,298,115     1,517,196
  Investment income (loss):
   Net gain (loss) from Pooled Fund (Note 4)    311,788       (34,744)
   Net appreciation (depreciation)
    in fair value of investments (Note 5)         2,031       (37,789)
   Dividends                                        156        11,479
   Interest                                          44         3,412
                                              ---------     ---------
                                                314,019       (57,642)
                                              ---------     ---------
Total additions                               2,612,134     1,459,554

Participants' withdrawals                      (155,168)      (34,311)
                                              ---------     ---------
Increase in assets available for
 plan benefits during the year                2,456,966     1,425,243

Assets available for plan benefits
 at beginning of year                         2,862,814     1,437,571
                                              ---------     ---------
Assets available for plan
 benefits at end of year                     $5,319,780    $2,862,814
                                              =========     =========

See accompanying notes.




















                      Cooper Tire & Rubber Company
                     Pre-Tax Savings Plan (Findlay)

                     Notes to Financial Statements

                       December 31, 1995 and 1994

1. Summary of Plan

The Cooper Tire & Rubber Company Pre-Tax Savings Plan (Findlay) (Plan), as amended and restated, is a defined contribution plan administered by a Plan Committee appointed by the plan sponsor, Cooper Tire & Rubber Company (the Company). Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #207, United Steelworkers of America AFL-CIO/CLC (formerly United Rubber, Cork, Linoleum and Plastic Workers of America) (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1995, 554 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:

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

The Plan provides that Pre-Tax Savings Plan (PSP) contributions may be made in one percent multiples of a participant's compensation up to fifteen percent, subject to Internal Revenue Service (IRS) limits on annual contributions to the Plan. The amount of contribution may be changed every thirty days.

The Plan provides that, beginning in 1995, the Company will contribute to the Plan each year from current or accumulated earnings an amount equal to the lesser of:

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

Investment options for future contributions may be changed daily.
Reallocation of balances may be made among the investment options daily.

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

No material amounts of withdrawals by participants, initiated on or before December 31, 1995, were pending.


2. Significant Accounting Policies

Investments

Investments in common stock of Cooper Tire & Rubber Company (Company) are stated at quoted market values as determined on the last business day of the Plan year. Short-term investments are stated at cost which approximates fair value.

On July 31, 1994 the investments of the Plan were combined with similar assets of the other defined contribution plans sponsored by the Company. The combined investments (Pooled Fund) are held by National City Bank as trustee and are valued at their fair value as determined by the trustee, except for fully benefit responsive investment contracts which are valued at contract value. At December 31, 1995, the contract value of these contracts approximates fair value.

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


4. Value of Interest in Pooled Fund

The assets of the Pooled Fund are as follows:
                                            December 31, 1995
                                 Cooper Tire & Rubber Company Pooled Fund
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Armada Government
  Portfolio Fund            $  3,336,254  $   154,498  $        -  $1,304,299
Cooper Tire & Rubber
  Company Common Stock       207,226,787
Mutual funds:
  The Investment Company
   of America Fund                                      6,983,308
  The Washington Mutual
   Investors Fund                                                   8,429,803
Cash with Interest Fund:
  John Hancock Mutual Life
   Insurance Company - 8.27%
   annuity contract; matures
   January 31, 1997                        10,450,587
  Prudential Life Insurance
   Company - 5.48% annuity
   contract; matures
   July 31, 1996                            9,053,865
  Sun Life Insurance Company
   of Canada (U. S.) - 8.07%
   annuity contract; matures
   January 31, 1996                         7,101,876
(continued)


  New York Life Insurance
   Company - 7.65% annuity
   contract; 50% of balance
   matures January 31, 1999
   and remainder matures
   July 31, 1999                            6,524,348
 *Provident Life and Accident
   Insurance Company - 6.13%
   annuity contract; matures
   August 15, 2000                          5,958,643
  Provident Life and Accident
   Insurance Company - 5.55%
   annuity contract; matures
   January 30, 1998                         5,924,419
  Commonwealth Life Insurance
   Company - 3.66% annuity
   contract; 50% of balance
   matures January 31, 1996
   and remainder matures
   July 31, 1998                            4,710,320
  Principal Mutual Life
   Insurance Company - 4.73%
   annuity contract; matures
   July 31, 1997                            4,030,173
 *Caisse Des Depots (CDC)
   BRIC - 6.15% annuity
   contract; matures
   September 25, 2000                       3,002,945
 *Peoples Security Life
   - 6.08% annuity contract;
   matures January 18, 2000                 2,010,675
  United of Omaha Life
   Insurance Company-annuity
   contract; matures
   August 2, 2000                           2,005,766
  New York Life Insurance
   Company - 7.65% annuity
   contract; 50% of balance
   matures January 31, 1999
   and remainder matures
   July 31, 1999                            1,879,568
                             -----------   ----------   ---------   ---------
Total assets                $210,563,041  $62,807,683  $6,983,308  $9,734,102
                             ===========   ==========   =========   =========

*  Collateralized or synthetic guaranteed investment contract.
(continued)















                                            December 31, 1994
                                 Cooper Tire & Rubber Company Pooled Fund
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
NCC Government Obligation
  Fund                      $  3,832,867  $   794,156  $  210,485  $  202,193
Cooper Tire & Rubber
  Company Common Stock       227,793,333
Mutual funds:
  The Investment Company of
   America Fund                                         3,196,070
  The Washington Mutual
   Investors Fund                                                   1,922,281
Cash with Interest Fund:
  Provident Life and Accident
   Insurance Company - 5.55%
   annuity contract; 50% of
   balance matures January 31,
   1995 and remainder matures
   January 30, 1998                        11,151,499
  John Hancock Mutual Life
   Insurance Company - 8.27%
   annuity contract; matures
   January 31, 1997                         9,568,259
  Prudential Life Insurance
   Company - 5.48% annuity
   contract; matures July 31,
   1996                                     8,527,141
  Principal Mutual Life
   Insurance Company - 4.73%
   annuity contract; 50% of
   balance matures January 31,
   1995 and remainder matures
   July 31, 1997                            7,650,645
  Sun Life Insurance Company
   of Canada (U. S.) - 8.07%
   annuity contract; matures
   January 31, 1996                         6,515,295
  Connecticut General Life
   Insurance Company - 7.03%
   variable annuity contract;
   matures January 31, 1996                 5,114,841
(continued)










4. Value of Interest in Pooled Fund (continued)

  Commonwealth Life Insurance
   Company - 4.87% annuity
   contract; 50% of balance
   matures January 31, 1996
   and remainder matures
   July 31, 1998                            4,416,561
                             -----------   ----------   ---------  ----------
Total assets                $231,626,200  $53,738,397  $3,406,555  $2,124,474
                             ===========   ==========   =========   =========

The value of the Plan's interest in the Pooled Fund is $4,983,484 at December 31, 1995 and $2,862,814 at December 31, 1994.

The Plan's interest in the Pooled Fund's assets at December 31 is as follows:
                                                1995         1994
                                                ----         ----
Cooper Tire & Rubber Company Common Stock Fund  1.6%         0.9%
Cash with Interest Fund                         0.9%         0.5%
The Investment Company of America Fund          9.2%         9.9%
The Washington Mutual Investors Fund            5.1%        10.7%

The net investment gain (loss) of the Pooled Fund is as follows:
                                       Year Ended December 31, 1995
                                 Cooper Tire & Rubber Company Pooled Fund
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Interest                    $    71,378   $3,862,115   $   15,634  $   14,846
Dividends                     2,397,313                   554,405     649,061
Net realized and
 unrealized gain             15,994,194                   645,921     820,148
                            -----------    ---------    ---------   ---------
Net investment gain         $18,462,885   $3,862,115   $1,215,960  $1,484,055
                             ==========    =========    =========   =========

(continued)

















                                Five-month period ended December 31, 1994
                                 Cooper Tire & Rubber Company Pooled Fund
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Interest                    $    25,088   $1,084,760    $  1,100    $   686
Dividends                     1,057,714            -     148,760     15,750
Net realized and
 unrealized gain (loss)      (9,063,252)           -     (14,942)    28,278
                             ----------    ---------     -------     ------
Net investment gain (loss)  $(7,980,450)  $1,084,760    $134,918    $44,714
                             ==========    =========     =======     ======

The Plan's net investment gain from the Pooled Fund is $311,788 for the year ended December 31, 1995 and a net investment loss of $34,744 for the five-month period ended December 31, 1994.

The net investment gain or loss of the Pooled Fund is allocated to each participating plan based on the percentage of that Plan's units in each Pooled Fund category.


5. Investments

The Plan's investments are held by National City Bank as trustee under an agreement which directs the trustee to invest participant contributions based on their investment elections. PSP contributions and income not yet invested in the options selected by the participant due to the "transaction period" as defined by the Plan, are invested in cash with interest investments.

The net appreciation (depreciation) in fair value of the Plan's investments consisted of the following:
                                                  Seven-month
                                    Year ended    period ended
                                    December 31     July 31
                                       1995          1994
                                    -----------   ------------
Cooper Tire & Rubber Company
 common stock                         $2,031        $(35,054)
Mutual funds                               -          (2,735)
                                       -----         -------
                                      $2,031        $(37,789)
                                       =====         =======

(continued)






Changes in amounts allocated to each of the Plan's investment options are summarized below:
                                                 Mutual Funds
                                             ---------------------
                                               The         The
                         Common             Investment  Washington
                          Stock     Cash    Company of    Mutual
                         of the     with      America   Investors
                         Company  Interest     Fund        Fund      Total
                        --------  --------  ----------  ----------  ---------
Balance at
  December 31, 1993    $1,051,435  $107,326  $174,690   $104,120  $1,437,571
Additions:
  Participants'
   contributions          553,950    72,228    83,690     66,120     775,988
  Net depreciation        (35,054)             (1,192)    (1,543)    (37,789)
  Interest and
   dividend income          6,818     3,627     2,495      1,951      14,891
                        ---------   -------   -------    -------   ---------
Total additions           525,714    75,855    84,993     66,528     753,090
Participants'
  withdrawals              (9,512)     (330)   (2,039)    (1,646)    (13,527)
Transfers between
  options                  23,986    (9,359)   (7,389)    (7,238)          -
                        ---------   -------   -------    -------   ---------
Balance (transferred
  to  Pooled Fund)
   at July 31, 1994    $1,591,623  $173,492  $250,255   $161,764  $2,177,134
                        =========   =======   =======    =======   =========




























                               Schedules

                      Cooper Tire & Rubber Company
                     Pre-Tax Savings Plan (Findlay)
             Employer Identification #34-4297750; Plan #014

       Item 27a - Schedule of Assets Held for Investment Purposes

                           December 31, 1995

                                       Shares,    Cost (Plus
                                      Units, or     Accrued     Fair
  Description                        Face Amount   Interest)    Value
  -----------                        -----------  ----------   --------
*Cooper Tire & Rubber
  Company common stock                  3,204       $76,632    $78,899
                                                     ======     ======
Short-term investment:
*Armada Government Portfolio Fund         569       $   569    $   569
                                                     ======     ======

* Party-in-interest





































                      Cooper Tire & Rubber Company
                     Pre-Tax Savings Plan (Findlay)
             Employer Identification #34-4297750; Plan #014

             Item 27d - Schedule of Reportable Transactions

                      Year Ended December 31, 1995

                                                      Sales
                                           -----------------------------
                                                    Cost (Plus
                                 Cost of              Accrued    Gain/
Description of Assets           Purchases  Proceeds  Interest)   (Loss)
- ----------------------          ---------  --------  ---------  --------
Armada Government
 Portfolio Fund                  $77,201    $76,632    $76,632    $    -
Cooper Tire & Rubber
 Company common stock             76,632          -          -         -



Note: The purchase and selling price for each reportable transaction represents its fair value at the time of acquisition or disposition.


































                                                           EXHIBIT (99)
                      Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (El Dorado)

                   Financial Statements and Schedules


                 Years ended December 31, 1995 and 1994





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

                     Report of Independent Auditors

Pre-Tax Savings Plan Committee
Cooper Tire & Rubber Company
 Pre-Tax Savings Plan (El Dorado)

We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (El Dorado) as of December 31, 1995 and 1994, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (El Dorado) at December 31, 1995 and 1994, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1995 and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in our audit of the 1995 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1995 basic financial statements taken as a whole.


May 17, 1996












                      Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (El Dorado)

            Statements of Assets Available for Plan Benefits
                                                   December 31
                                               1995          1994
                                            ----------    ----------
Assets
Investments (Notes 4 and 5):
  Value of interest in Pooled Fund           $312,717      $275,544
  Cooper Tire & Rubber Company common stock    11,303             -
                                              -------       -------
                                              324,020       275,544

  Short-term investment                            77             -
                                              -------       -------
                                              324,097       275,544

Cash                                            7,949             -
Employer contribution receivable                8,522             -
                                              -------       -------
Assets available for plan benefits           $340,568      $275,544
                                              =======       =======

See accompanying notes.

































                      Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (El Dorado)

      Statements of Changes in Assets Available for Plan Benefits

                                              Year ended December 31
                                                1995          1994
                                             ----------    ----------
Additions:
  Cash contributions:
   Participants                              $124,673      $132,783
   Employer                                    19,534             -
                                              -------       -------
                                              144,207       132,783
  Investment income (loss):
   Net gain (loss) from Pooled Fund (Note 4)   20,793          (382)
   Net appreciation (depreciation)
    in fair value of investments (Note 5)         340        (4,305)
   Dividends                                       22           572
   Interest                                         6         3,093
                                              -------       -------
                                               21,161        (1,022)
                                              -------       -------
Total additions                               165,368       131,761

Participants' withdrawals                    (100,344)      (27,947)
                                              -------       -------
Increase in assets available for
 plan benefits during the year                 65,024       103,814

Assets available for plan benefits
 at beginning of year                         275,544       171,730
                                              -------       -------
Assets available for plan
 benefits at end of year                     $340,568      $275,544
                                              =======       =======

See accompanying notes.




















                      Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (El Dorado)

                     Notes to Financial Statements

                       December 31, 1995 and 1994

1. Summary of Plan

The Cooper Tire & Rubber Company Pre-Tax Savings Plan (El Dorado)
(Plan), as amended and restated, is a defined contribution plan administered by a Plan Committee appointed by the plan sponsor, Cooper Tire & Rubber Company (the Company). Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #769, United Steelworkers of America AFL-CIO/CLC (formerly United Rubber, Cork, Linoleum and Plastic Workers of America) (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1995, 115 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:

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

The Plan provides that Pre-Tax Savings Plan (PSP) contributions may be made in one percent multiples of a participant's compensation up to fifteen percent, subject to Internal Revenue Service (IRS) limits on annual contributions to the Plan. The amount of contribution may be changed every thirty days.

The Plan provides that, beginning in 1995, the Company will contribute to the Plan each year from current or accumulated earnings an amount equal to the lesser of:

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

Investment options for future contributions may be changed daily.
Reallocation of balances may be made among the investment options daily.

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

No material amounts of withdrawals by participants, initiated on or before December 31, 1995, were pending.


2. Significant Accounting Policies

Investments

Investments in common stock of Cooper Tire & Rubber Company (Company) are stated at quoted market values as determined on the last business day of the Plan year. Short-term investments are stated at cost which approximates fair value.

On July 31, 1994 the investments of the Plan were combined with similar assets of the other defined contribution plans sponsored by the Company. The combined investments (Pooled Fund) are held by National City Bank as trustee and are valued at their fair value as determined by the trustee, except for fully benefit responsive investment contracts which are valued at contract value. At December 31, 1995, the contract value of these contracts approximates fair value.

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


4. Value of Interest in Pooled Fund

The assets of the Pooled Fund are as follows:
                                            December 31, 1995
                                 Cooper Tire & Rubber Company Pooled Fund
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Armada Government
  Portfolio Fund            $  3,336,254  $   154,498  $        -  $1,304,299
Cooper Tire & Rubber
  Company Common Stock       207,226,787
Mutual funds:
  The Investment Company
   of America Fund                                      6,983,308
  The Washington Mutual
   Investors Fund                                                   8,429,803
Cash with Interest Fund:
  John Hancock Mutual Life
   Insurance Company - 8.27%
   annuity contract; matures
   January 31, 1997                        10,450,587
  Prudential Life Insurance
   Company - 5.48% annuity
   contract; matures
   July 31, 1996                            9,053,865
  Sun Life Insurance Company
   of Canada (U. S.) - 8.07%
   annuity contract; matures
   January 31, 1996                         7,101,876
(continued)


  New York Life Insurance
   Company - 7.65% annuity
   contract; 50% of balance
   matures January 31, 1999
   and remainder matures
   July 31, 1999                            6,524,348
 *Provident Life and Accident
   Insurance Company - 6.13%
   annuity contract; matures
   August 15, 2000                          5,958,643
  Provident Life and Accident
   Insurance Company - 5.55%
   annuity contract; matures
   January 30, 1998                         5,924,419
  Commonwealth Life Insurance
   Company - 3.66% annuity
   contract; 50% of balance
   matures January 31, 1996
   and remainder matures
   July 31, 1998                            4,710,320
  Principal Mutual Life
   Insurance Company - 4.73%
   annuity contract; matures
   July 31, 1997                            4,030,173
 *Caisse Des Depots (CDC)
   BRIC - 6.15% annuity
   contract; matures
   September 25, 2000                       3,002,945
 *Peoples Security Life
   - 6.08% annuity contract;
   matures January 18, 2000                 2,010,675
  United of Omaha Life
   Insurance Company-annuity
   contract; matures
   August 2, 2000                           2,005,766
  New York Life Insurance
   Company - 7.65% annuity
   contract; 50% of balance
   matures January 31, 1999
   and remainder matures
   July 31, 1999                            1,879,568
                             -----------   ----------   ---------   ---------
Total assets                $210,563,041  $62,807,683  $6,983,308  $9,734,102
                             ===========   ==========   =========   =========

*  Collateralized or synthetic guaranteed investment contract.
(continued)















                                            December 31, 1994
                                 Cooper Tire & Rubber Company Pooled Fund
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
NCC Government Obligation
  Fund                      $  3,832,867  $   794,156  $  210,485  $  202,193
Cooper Tire & Rubber
  Company Common Stock       227,793,333
Mutual funds:
  The Investment Company of
   America Fund                                         3,196,070
  The Washington Mutual
   Investors Fund                                                   1,922,281
Cash with Interest Fund:
  Provident Life and Accident
   Insurance Company - 5.55%
   annuity contract; 50% of
   balance matures January 31,
   1995 and remainder matures
   January 30, 1998                        11,151,499
  John Hancock Mutual Life
   Insurance Company - 8.27%
   annuity contract; matures
   January 31, 1997                         9,568,259
  Prudential Life Insurance
   Company - 5.48% annuity
   contract; matures July 31,
   1996                                     8,527,141
  Principal Mutual Life
   Insurance Company - 4.73%
   annuity contract; 50% of
   balance matures January 31,
   1995 and remainder matures
   July 31, 1997                            7,650,645
  Sun Life Insurance Company
   of Canada (U. S.) - 8.07%
   annuity contract; matures
   January 31, 1996                         6,515,295
  Connecticut General Life
   Insurance Company - 7.03%
   variable annuity contract;
   matures January 31, 1996                 5,114,841
(continued)










4. Value of Interest in Pooled Fund (continued)

  Commonwealth Life Insurance
   Company - 4.87% annuity
   contract; 50% of balance
   matures January 31, 1996
   and remainder matures
   July 31, 1998                            4,416,561
                             -----------   ----------   ---------  ----------
Total assets                $231,626,200  $53,738,397  $3,406,555  $2,124,474
                             ===========   ==========   =========   =========

The value of the Plan's interest in the Pooled Fund is $312,717 at December 31, 1995 and $275,544 at December 31, 1994.

The Plan's interest in the Pooled Fund's assets at December 31 is as follows:
                                                1995         1994
                                                ----         ----
Cooper Tire & Rubber Company Common Stock Fund  0.1%         0.1%
Cash with Interest Fund                         0.2%         0.2%
The Investment Company of America Fund          0.3%         0.2%
The Washington Mutual Investors Fund            0.2%         0.5%

The net investment gain (loss) of the Pooled Fund is as follows:
                                       Year Ended December 31, 1995
                                 Cooper Tire & Rubber Company Pooled Fund
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Interest                    $    71,378   $3,862,115   $   15,634  $   14,846
Dividends                     2,397,313                   554,405     649,061
Net realized and
 unrealized gain             15,994,194                   645,921     820,148
                             ----------    ---------    ---------   ---------
Net investment gain         $18,462,885   $3,862,115   $1,215,960  $1,484,055
                             ==========    =========    =========   =========

(continued)

















                                Five-month period ended December 31, 1994
                                 Cooper Tire & Rubber Company Pooled Fund
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Interest                    $    25,088    $1,084,760   $  1,100    $   686
Dividends                     1,057,714             -    148,760     15,750
Net realized and
 unrealized gain (loss)      (9,063,252)            -    (14,942)    28,278
                             ----------     ---------    -------     ------
Net investment gain (loss)  $(7,980,450)   $1,084,760   $134,918    $44,714
                             ==========     =========    =======     ======

The Plan's net investment gain from the Pooled Fund is $20,793 for the year ended December 31, 1995 and a net investment loss of $382 for the five-month period ended December 31, 1994.

The net investment gain or loss of the Pooled Fund is allocated to each participating plan based on the percentage of that Plan's units in each Pooled Fund category.


5. Investments

The Plan's investments are held by National City Bank as trustee under an agreement which directs the trustee to invest participant contributions based on their investment elections. PSP contributions and income not yet invested in the options selected by the participant due to the "transaction period" as defined by the Plan, are invested in cash with interest investments.

The net appreciation (depreciation) in fair value of the Plan's investments consisted of the following:
                                                  Seven-month
                                    Year ended    period ended
                                    December 31     July 31
                                       1995          1994
                                    -----------   ------------
Cooper Tire & Rubber Company
 common stock                         $340          $(4,254)
Mutual funds                             -              (51)
                                       ---           ------
                                      $340          $(4,305)
                                       ===           ======

(continued)






Changes in amounts allocated to each of the Plan's investment options are summarized below:
                                                 Mutual Funds
                                             ---------------------
                                               The         The
                         Common             Investment  Washington
                          Stock     Cash    Company of    Mutual
                         of the     with      America   Investors
                         Company  Interest     Fund        Fund      Total
                        --------  --------  ----------  ----------  --------
Balance at
  December 31, 1993     $84,852    $81,060   $2,169     $3,649      $171,730
Additions:
  Participants'
   contributions         43,617     27,252    2,789      2,676        76,334
  Net depreciation       (4,254)                 (8)       (43)       (4,305)
  Interest and
   dividend income         (155)     3,642       34        144         3,665
                         ------     ------    -----      -----       -------
Total additions          39,208     30,894    2,815      2,777        75,694
Participants'
  withdrawals            (7,427)    (7,671)       -          -       (15,098)
Transfers between
  options                 6,748     (6,878)    (331)       461             -
                         ------     ------    -----      -----       -------
Balance (transferred
  to  Pooled Fund)
   at July 31, 1994    $123,381    $97,405   $4,653     $6,887      $232,326
                        =======     ======    =====      =====       =======




























                               Schedules

                      Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (El Dorado)
             Employer Identification #34-4297750; Plan #013

       Item 27a - Schedule of Assets Held for Investment Purposes

                           December 31, 1995

                                       Shares,    Cost (Plus
                                     Units, or      Accrued     Fair
  Description                        Face Amount   Interest)    Value
  -----------                        -----------  ----------   --------
*Cooper Tire & Rubber
  Company common stock                  459         $10,963    $11,303
                                                     ======     ======
Short-term investment:
*Armada Government Portfolio Fund        77         $    77    $    77
                                                     ======     ======

* Party-in-interest





































                      Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (El Dorado)
             Employer Identification #34-4297750; Plan #013

             Item 27d - Schedule of Reportable Transactions

                      Year Ended December 31, 1995

                                                      Sales
                                           -----------------------------
                                                    Cost (Plus
                                 Cost of              Accrued    Gain/
Description of Assets           Purchases  Proceeds  Interest)   (Loss)
- ----------------------          ---------  --------  ---------  --------
Armada Government
 Portfolio Fund                  $11,040    $10,963    $10,963    $    -
Cooper Tire & Rubber
 Company common stock             10,963          -          -         -



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


                 Years ended December 31, 1995 and 1994





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

                     Report of Independent Auditors

Pre-Tax Savings Plan Committee
Cooper Tire & Rubber Company
 Pre-Tax Savings Plan (Bowling Green - Hose)

We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green - Hose) as of December 31, 1995 and 1994, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green
- - Hose) at December 31, 1995 and 1994, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1995 and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in our audit of the 1995 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1995 basic financial statements taken as a whole.


May 17, 1996












                      Cooper Tire & Rubber Company
              Pre-Tax Savings Plan (Bowling Green - Hose)

            Statements of Assets Available for Plan Benefits
                                                   December 31
                                               1995          1994
                                            ---------     ---------
Assets
Investments (Notes 4 and 5):
  Value of interest in Pooled Fund           $238,558      $88,160
  Cooper Tire & Rubber Company common stock    14,135            -
                                              -------       ------
                                              252,693       88,160

  Short-term investment                            75            -
                                              -------       ------
                                              252,768       88,160

Cash                                            7,937            -
Employer contribution receivable               15,045            -
                                              -------       ------
Assets available for plan benefits           $275,750      $88,160
                                              =======       ======

See accompanying notes.

































                      Cooper Tire & Rubber Company
              Pre-Tax Savings Plan (Bowling Green - Hose)

      Statements of Changes in Assets Available for Plan Benefits

                                              Year ended December 31
                                                1995         1994
                                             ----------    ----------
Additions:
  Cash contributions:
   Participants                              $159,282      $81,413
   Employer                                    28,794            -
                                              -------       ------
                                              188,076       81,413
  Investment income (loss):
   Net gain (loss) from Pooled Fund (Note 4)   15,098         (731)
   Net appreciation (depreciation)
    in fair value of investments (Note 5)         425       (2,535)
   Dividends                                       28          156
   Interest                                         8          120
                                              -------       ------
                                               15,559       (2,990)
                                              -------       ------
Total additions                               203,635       78,423

Participants' withdrawals                     (16,045)      (1,599)
                                              -------       ------
Increase in assets available for
 plan benefits during the year                187,590       76,824

Assets available for plan benefits
 at beginning of year                          88,160       11,336
                                              -------       ------
Assets available for plan
 benefits at end of year                     $275,750      $88,160
                                              =======       ======

See accompanying notes.




















                      Cooper Tire & Rubber Company
              Pre-Tax Savings Plan (Bowling Green - Hose)

                     Notes to Financial Statements

                       December 31, 1995 and 1994

1. Summary of Plan

The Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green -
Hose) (Plan), as amended and restated, is a defined contribution plan administered by a Plan Committee appointed by the plan sponsor, Cooper Tire & Rubber Company (the Company). Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #1152, United Steelworkers of America AFL-CIO/CLC (formerly United Rubber, Cork, Linoleum and Plastic Workers of America) (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1995, 142 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:

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

The Plan provides that Pre-Tax Savings Plan (PSP) contributions may be made in one percent multiples of a participant's compensation up to fifteen percent, subject to Internal Revenue Service (IRS) limits on annual contributions to the Plan. The amount of contribution may be changed every thirty days.

The Plan provides that, beginning in 1995, the Company will contribute to the Plan each year from current or accumulated earnings an amount equal to the lesser of:

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

Investment options for future contributions may be changed daily.
Reallocation of balances may be made among the investment options daily.

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

No material amounts of withdrawals by participants, initiated on or before December 31, 1995, were pending.


2. Significant Accounting Policies

Investments

Investments in common stock of Cooper Tire & Rubber Company (Company) are stated at quoted market values as determined on the last business day of the Plan year. Short-term investments are stated at cost which approximates fair value.

On July 31, 1994 the investments of the Plan were combined with similar assets of the other defined contribution plans sponsored by the Company. The combined investments (Pooled Fund) are held by National City Bank as trustee and are valued at their fair value as determined by the trustee, except for fully benefit responsive investment contracts which are valued at contract value. At December 31, 1995, the contract value of these contracts approximates fair value.

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


4. Value of Interest in Pooled Fund

The assets of the Pooled Fund are as follows:
                                            December 31, 1995
                                 Cooper Tire & Rubber Company Pooled Fund
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Armada Government
  Portfolio Fund            $  3,336,254  $   154,498  $        -  $1,304,299
Cooper Tire & Rubber
  Company Common Stock       207,226,787
Mutual funds:
  The Investment Company
   of America Fund                                      6,983,308
  The Washington Mutual
   Investors Fund                                                   8,429,803
Cash with Interest Fund:
  John Hancock Mutual Life
   Insurance Company - 8.27%
   annuity contract; matures
   January 31, 1997                        10,450,587
  Prudential Life Insurance
   Company - 5.48% annuity
   contract; matures
   July 31, 1996                            9,053,865
  Sun Life Insurance Company
   of Canada (U. S.) - 8.07%
   annuity contract; matures
   January 31, 1996                         7,101,876
(continued)


  New York Life Insurance
   Company - 7.65% annuity
   contract; 50% of balance
   matures January 31, 1999
   and remainder matures
   July 31, 1999                            6,524,348
 *Provident Life and Accident
   Insurance Company - 6.13%
   annuity contract; matures
   August 15, 2000                          5,958,643
  Provident Life and Accident
   Insurance Company - 5.55%
   annuity contract; matures
   January 30, 1998                         5,924,419
  Commonwealth Life Insurance
   Company - 3.66% annuity
   contract; 50% of balance
   matures January 31, 1996
   and remainder matures
   July 31, 1998                            4,710,320
  Principal Mutual Life
   Insurance Company - 4.73%
   annuity contract; matures
   July 31, 1997                            4,030,173
 *Caisse Des Depots (CDC)
   BRIC - 6.15% annuity
   contract; matures
   September 25, 2000                       3,002,945
 *Peoples Security Life
   - 6.08% annuity contract;
   matures January 18, 2000                 2,010,675
  United of Omaha Life
   Insurance Company-annuity
   contract; matures
   August 2, 2000                           2,005,766
  New York Life Insurance
   Company - 7.65% annuity
   contract; 50% of balance
   matures January 31, 1999
   and remainder matures
   July 31, 1999                            1,879,568
                             -----------   ----------   ---------   ---------
Total assets                $210,563,041  $62,807,683  $6,983,308  $9,734,102
                             ===========   ==========   =========   =========

*  Collateralized or synthetic guaranteed investment contract.
(continued)















                                            December 31, 1994
                                 Cooper Tire & Rubber Company Pooled Fund
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
NCC Government Obligation
  Fund                      $  3,832,867  $   794,156  $  210,485  $  202,193
Cooper Tire & Rubber
  Company Common Stock       227,793,333
Mutual funds:
  The Investment Company of
   America Fund                                         3,196,070
  The Washington Mutual
   Investors Fund                                                   1,922,281
Cash with Interest Fund:
  Provident Life and Accident
   Insurance Company - 5.55%
   annuity contract; 50% of
   balance matures January 31,
   1995 and remainder matures
   January 30, 1998                        11,151,499
  John Hancock Mutual Life
   Insurance Company - 8.27%
   annuity contract; matures
   January 31, 1997                         9,568,259
  Prudential Life Insurance
   Company - 5.48% annuity
   contract; matures July 31,
   1996                                     8,527,141
  Principal Mutual Life
   Insurance Company - 4.73%
   annuity contract; 50% of
   balance matures January 31,
   1995 and remainder matures
   July 31, 1997                            7,650,645
  Sun Life Insurance Company
   of Canada (U. S.) - 8.07%
   annuity contract; matures
   January 31, 1996                         6,515,295
  Connecticut General Life
   Insurance Company - 7.03%
   variable annuity contract;
   matures January 31, 1996                 5,114,841
(continued)










4. Value of Interest in Pooled Fund (continued)

  Commonwealth Life Insurance
   Company - 4.87% annuity
   contract; 50% of balance
   matures January 31, 1996
   and remainder matures
   July 31, 1998                            4,416,561
                             -----------   ----------   ---------  ----------
Total assets                $231,626,200  $53,738,397  $3,406,555  $2,124,474
                             ===========   ==========   =========   =========

The value of the Plan's interest in the Pooled Fund is $238,558 at December 31, 1995 and $88,160 at December 31, 1994.

The Plan's interest in the Pooled Fund's assets at December 31 is as follows:
                                                1995         1994
                                                ----         ----
Cooper Tire & Rubber Company Common Stock Fund  0.1%         0.1%
Cash with Interest Fund                         0.1%         0.1%
The Investment Company of America Fund          0.5%         0.3%
The Washington Mutual Investors Fund            0.4%         0.7%

The net investment gain (loss) of the Pooled Fund is as follows:
                                       Year Ended December 31, 1995
                                 Cooper Tire & Rubber Company Pooled Fund
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Interest                     $   71,378   $3,862,115   $   15,634  $   14,846
Dividends                     2,397,313                   554,405     649,061
Net realized and
 unrealized gain             15,994,194                   645,921     820,148
                             ----------    ---------    ---------   ---------
Net investment gain         $18,462,885   $3,862,115   $1,215,960  $1,484,055
                             ==========    =========    =========   =========

(continued)

















                                Five-month period ended December 31, 1994
                                 Cooper Tire & Rubber Company Pooled Fund
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Interest                    $    25,088    $1,084,760   $  1,100   $   686
Dividends                     1,057,714             -    148,760    15,750
Net realized and
 unrealized gain (loss)      (9,063,252)            -    (14,942)   28,278
                             ----------     ---------    -------    ------
Net investment gain (loss)  $(7,980,450)   $1,084,760   $134,918   $44,714
                             ==========     =========    =======    ======

The Plan's net investment gain from the Pooled Fund is $15,098 for the year ended December 31, 1995 and a net investment loss of $731 for the five-month period ended December 31, 1994.

The net investment gain or loss of the Pooled Fund is allocated to each participating plan based on the percentage of that Plan's units in each Pooled Fund category.


5. Investments

The Plan's investments are held by National City Bank as trustee under an agreement which directs the trustee to invest participant contributions based on their investment elections. PSP contributions and income not yet invested in the options selected by the participant due to the "transaction period" as defined by the Plan, are invested in cash with interest investments.

The net appreciation (depreciation) in fair value of the Plan's investments consisted of the following:
                                                  Seven-month
                                    Year ended    period ended
                                    December 31     July 31
                                       1995          1994
                                    -----------   ------------
Cooper Tire & Rubber Company
 common stock                         $425          $(1,857)
Mutual funds                             -             (678)
                                       ---           ------
                                      $425          $(2,535)
                                       ===           ======

(continued)






Changes in amounts allocated to each of the Plan's investment options are summarized below:
                                                 Mutual Funds
                                             ---------------------
                                               The         The
                         Common             Investment  Washington
                          Stock     Cash    Company of    Mutual
                         of the     with      America   Investors
                         Company  Interest     Fund        Fund      Total
                        --------  --------  ----------  ----------  --------
Balance at
  December 31, 1993     $ 7,355    $  638    $1,298     $2,045      $11,336
Additions:
  Participants'
   contributions         29,690     4,962     5,080      8,516       48,248
  Net depreciation       (1,857)               (252)      (426)      (2,535)
  Interest and
   dividend income          111        58        37         70          276
                         ------     -----     -----      -----       ------
Total additions          27,944     5,020     4,865      8,160       45,989
Participants'
  withdrawals              (541)                                       (541)
Transfers between
  options                   704                (353)      (351)           -
                         ------    ------     -----      -----       ------
Balance (transferred
  to  Pooled Fund)
   at July 31, 1994     $35,462    $5,658    $5,810     $9,854      $56,784
                         ======     =====     =====      =====       ======




























                               Schedules

                      Cooper Tire & Rubber Company
              Pre-Tax Savings Plan (Bowling Green - Hose)
             Employer Identification #34-4297750; Plan #017

       Item 27a - Schedule of Assets Held for Investment Purposes

                           December 31, 1995

                                       Shares,    Cost (Plus
                                      Units, or     Accrued     Fair
  Description                        Face Amount   Interest)    Value
  -----------                        -----------  ----------   --------
*Cooper Tire & Rubber
  Company common stock                  574         $13,710    $14,135
                                                     ======     ======
Short-term investment:
*Armada Government Portfolio Fund        75         $    75    $    75
                                                     ======     ======

* Party-in-interest





































                      Cooper Tire & Rubber Company
              Pre-Tax Savings Plan (Bowling Green - Hose)
             Employer Identification #34-4297750; Plan #017

             Item 27d - Schedule of Reportable Transactions

                      Year Ended December 31, 1995

                                                      Sales
                                           -----------------------------
                                                    Cost (Plus
                                 Cost of              Accrued    Gain/
Description of Assets           Purchases  Proceeds  Interest)   (Loss)
- ----------------------          ---------  --------  ---------  --------
Armada Government
 Portfolio Fund                  $13,785    $13,710    $13,710    $    -
Cooper Tire & Rubber
 Company common stock             13,710          -          -         -



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


                 Years ended December 31, 1995 and 1994





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

                     Report of Independent Auditors

Pre-Tax Savings Plan Committee
Cooper Tire & Rubber Company
 Pre-Tax Savings Plan (Bowling Green - Sealing)

We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green - Sealing) as of December 31, 1995 and 1994, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green
- - Sealing) at December 31, 1995 and 1994, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1995 and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in our audit of the 1995 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1995 basic financial statements taken as a whole.


May 17, 1996












                      Cooper Tire & Rubber Company
             Pre-Tax Savings Plan (Bowling Green - Sealing)

            Statements of Assets Available for Plan Benefits
                                                   December 31
                                               1995          1994
                                            ----------    ----------
Assets
Investments (Notes 4 and 5):
  Value of interest in Pooled Fund           $162,463      $64,446
  Cooper Tire & Rubber Company common stock     8,471            -
                                              -------       ------
                                              170,934       64,446

  Short-term investment                            54            -
                                              -------       ------
                                              170,988       64,446

Cash                                            9,935            -
Employer contribution receivable                6,244            -
                                              -------       ------
Assets available for plan benefits           $187,167      $64,446
                                              =======       ======

See accompanying notes.

































                      Cooper Tire & Rubber Company
             Pre-Tax Savings Plan (Bowling Green - Sealing)

      Statements of Changes in Assets Available for Plan Benefits

                                              Year ended December 31
                                                1995         1994
                                             ----------    ----------
Additions:
  Cash contributions:
   Participants                              $100,162      $55,843
   Employer                                    14,494            -
                                              -------       ------
                                              114,656       55,843
  Investment income (loss):
   Net gain from Pooled Fund (Note 4)           9,030          658
   Net appreciation (depreciation)
    in fair value of investments (Note 5)         254       (1,110)
   Dividends                                       17           88
   Interest                                         4          152
                                              -------       ------
                                                9,305         (212)
                                              -------       ------
Total additions                               123,961       55,631

Participants' withdrawals                      (1,240)      (1,847)
                                              -------       ------
Increase in assets available for
 plan benefits during the year                122,721       53,784

Assets available for plan benefits
 at beginning of year                          64,446       10,662
                                              -------       ------
Assets available for plan
 benefits at end of year                     $187,167      $64,446
                                              =======       ======

See accompanying notes.




















                      Cooper Tire & Rubber Company
             Pre-Tax Savings Plan (Bowling Green - Sealing)

                     Notes to Financial Statements

                       December 31, 1995 and 1994

1. Summary of Plan

The Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green - Sealing) (Plan), as amended and restated, is a defined contribution plan administered by a Plan Committee appointed by the plan sponsor, Cooper Tire & Rubber Company (the Company). Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #1042, United Steelworkers of America AFL-CIO/CLC (formerly United Rubber, Cork, Linoleum and Plastic Workers of America) (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1995, 70 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:

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

The Plan provides that Pre-Tax Savings Plan (PSP) contributions may be made in one percent multiples of a participant's compensation up to fifteen percent, subject to Internal Revenue Service (IRS) limits on annual contributions to the Plan. The amount of contribution may be changed every thirty days.

The Plan provides that, beginning in 1995, the Company will contribute to the Plan each year from current or accumulated earnings an amount equal to the lesser of:

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

Investment options for future contributions may be changed daily.
Reallocation of balances may be made among the investment options daily.

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

No material amounts of withdrawals by participants, initiated on or before December 31, 1995, were pending.


2. Significant Accounting Policies

Investments

Investments in common stock of Cooper Tire & Rubber Company (Company) are stated at quoted market values as determined on the last business day of the Plan year. Short-term investments are stated at cost which approximates fair value.

On July 31, 1994 the investments of the Plan were combined with similar assets of the other defined contribution plans sponsored by the Company. The combined investments (Pooled Fund) are held by National City Bank as trustee and are valued at their fair value as determined by the trustee, except for fully benefit responsive investment contracts which are valued at contract value. At December 31, 1995, the contract value of these contracts approximates fair value.

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


4. Value of Interest in Pooled Fund

The assets of the Pooled Fund are as follows:
                                            December 31, 1995
                                 Cooper Tire & Rubber Company Pooled Fund
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Armada Government
  Portfolio Fund            $  3,336,254  $   154,498  $        -  $1,304,299
Cooper Tire & Rubber
  Company Common Stock       207,226,787
Mutual funds:
  The Investment Company
   of America Fund                                      6,983,308
  The Washington Mutual
   Investors Fund                                                   8,429,803
Cash with Interest Fund:
  John Hancock Mutual Life
   Insurance Company - 8.27%
   annuity contract; matures
   January 31, 1997                        10,450,587
  Prudential Life Insurance
   Company - 5.48% annuity
   contract; matures
   July 31, 1996                            9,053,865
  Sun Life Insurance Company
   of Canada (U. S.) - 8.07%
   annuity contract; matures
   January 31, 1996                         7,101,876
(continued)


  New York Life Insurance
   Company - 7.65% annuity
   contract; 50% of balance
   matures January 31, 1999
   and remainder matures
   July 31, 1999                            6,524,348
 *Provident Life and Accident
   Insurance Company - 6.13%
   annuity contract; matures
   August 15, 2000                          5,958,643
  Provident Life and Accident
   Insurance Company - 5.55%
   annuity contract; matures
   January 30, 1998                         5,924,419
  Commonwealth Life Insurance
   Company - 3.66% annuity
   contract; 50% of balance
   matures January 31, 1996
   and remainder matures
   July 31, 1998                            4,710,320
  Principal Mutual Life
   Insurance Company - 4.73%
   annuity contract; matures
   July 31, 1997                            4,030,173
 *Caisse Des Depots (CDC)
   BRIC - 6.15% annuity
   contract; matures
   September 25, 2000                       3,002,945
 *Peoples Security Life
   - 6.08% annuity contract;
   matures January 18, 2000                 2,010,675
  United of Omaha Life
   Insurance Company-annuity
   contract; matures
   August 2, 2000                           2,005,766
  New York Life Insurance
   Company - 7.65% annuity
   contract; 50% of balance
   matures January 31, 1999
   and remainder matures
   July 31, 1999                            1,879,568
                             -----------   ----------   ---------   ---------
Total assets                $210,563,041  $62,807,683  $6,983,308  $9,734,102
                             ===========   ==========   =========   =========

*  Collateralized or synthetic guaranteed investment contract.
(continued)















                                            December 31, 1994
                                 Cooper Tire & Rubber Company Pooled Fund
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
NCC Government Obligation
  Fund                      $  3,832,867  $   794,156  $  210,485  $  202,193
Cooper Tire & Rubber
  Company Common Stock       227,793,333
Mutual funds:
  The Investment Company of
   America Fund                                         3,196,070
  The Washington Mutual
   Investors Fund                                                   1,922,281
Cash with Interest Fund:
  Provident Life and Accident
   Insurance Company - 5.55%
   annuity contract; 50% of
   balance matures January 31,
   1995 and remainder matures
   January 30, 1998                        11,151,499
  John Hancock Mutual Life
   Insurance Company - 8.27%
   annuity contract; matures
   January 31, 1997                         9,568,259
  Prudential Life Insurance
   Company - 5.48% annuity
   contract; matures July 31,
   1996                                     8,527,141
  Principal Mutual Life
   Insurance Company - 4.73%
   annuity contract; 50% of
   balance matures January 31,
   1995 and remainder matures
   July 31, 1997                            7,650,645
  Sun Life Insurance Company
   of Canada (U. S.) - 8.07%
   annuity contract; matures
   January 31, 1996                         6,515,295
  Connecticut General Life
   Insurance Company - 7.03%
   variable annuity contract;
   matures January 31, 1996                 5,114,841
(continued)










4. Value of Interest in Pooled Fund (continued)

  Commonwealth Life Insurance
   Company - 4.87% annuity
   contract; 50% of balance
   matures January 31, 1996
   and remainder matures
   July 31, 1998                            4,416,561
                             -----------   ----------   ---------  ----------
Total assets                $231,626,200  $53,738,397  $3,406,555  $2,124,474
                             ===========   ==========   =========   =========

The value of the Plan's interest in the Pooled Fund is $162,463 at December 31, 1995 and $64,446 at December 31, 1994.

The Plan's interest in the Pooled Fund's assets at December 31 is as follows:
                                                1995         1994
                                                ----         ----
Cooper Tire & Rubber Company Common Stock Fund  0.1%         0.1%
Cash with Interest Fund                         0.1%         0.1%
The Investment Company of America Fund          0.3%         0.2%
The Washington Mutual Investors Fund            0.2%         0.2%

The net investment gain (loss) of the Pooled Fund is as follows:
                                       Year Ended December 31, 1995
                                 Cooper Tire & Rubber Company Pooled Fund
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Interest                    $    71,378   $3,862,115   $   15,634  $   14,846
Dividends                     2,397,313                   554,405     649,061
Net realized and
 unrealized gain             15,994,194                   645,921     820,148
                             ----------    ---------    ---------   ---------
Net investment gain         $18,462,885   $3,862,115   $1,215,960  $1,484,055
                             ==========    =========    =========   =========

(continued)

















                                Five-month period ended December 31, 1994
                                 Cooper Tire & Rubber Company Pooled Fund
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Interest                    $    25,088   $1,084,760    $  1,100    $   686
Dividends                     1,057,714            -     148,760     15,750
Net realized and
 unrealized gain (loss)      (9,063,252)           -     (14,942)    28,278
                             ----------    ---------     -------    -------
Net investment gain (loss)  $(7,980,450)  $1,084,760    $134,918    $44,714
                             ==========    =========     =======     ======

The Plan's net investment gain from the Pooled Fund is $9,030 for the year ended December 31, 1995 and $658 for the five-month period ended December 31, 1994.

The net investment gain or loss of the Pooled Fund is allocated to each participating plan based on the percentage of that Plan's units in each Pooled Fund category.


5. Investments

The Plan's investments are held by National City Bank as trustee under an agreement which directs the trustee to invest participant contributions based on their investment elections. PSP contributions and income not yet invested in the options selected by the participant due to the "transaction period" as defined by the Plan, are invested in cash with interest investments.

The net appreciation (depreciation) in fair value of the Plan's investments consisted of the following:
                                                  Seven-month
                                    Year ended    period ended
                                    December 31     July 31
                                       1995          1994
                                    -----------   ------------
Cooper Tire & Rubber Company
 common stock                         $254          $(1,440)
Mutual funds                             -              330
                                       ---           ------
                                      $254          $(1,110)
                                       ===           ======

(continued)






Changes in amounts allocated to each of the Plan's investment options are summarized below:
                                                 Mutual Funds
                                             ---------------------
                                               The         The
                         Common             Investment  Washington
                          Stock     Cash    Company of    Mutual
                         of the     with      America   Investors
                         Company  Interest     Fund        Fund      Total
                        --------  --------  ----------  ----------  --------
Balance at
  December 31, 1993     $ 7,583    $1,853    $  396     $  830      $10,662
Additions:
  Participants'
   contributions         21,797     4,506     3,894      2,780       32,977
  Net depreciation       (1,440)                184        146       (1,110)
  Interest and
   dividend income           87       101        22         30          240
                         ------     -----     -----      -----       ------
Total additions          20,444     4,607     4,100      2,956       32,107
Participants'
  withdrawals            (1,183)               (196)      (554)      (1,933)
Transfers between
  options                  (106)      108        (2)                      -
                         ------    ------     -----      -----       ------
Balance (transferred
  to  Pooled Fund)
   at July 31, 1994     $26,738    $6,568    $4,298     $3,232      $40,836
                         ======     =====     =====      =====       ======




























                               Schedules

                      Cooper Tire & Rubber Company
             Pre-Tax Savings Plan (Bowling Green - Sealing)
             Employer Identification #34-4297750; Plan #016

       Item 27a - Schedule of Assets Held for Investment Purposes

                           December 31, 1995

                                       Shares,    Cost (Plus
                                     Units, or      Accrued     Fair
  Description                        Face Amount   Interest)    Value
  -----------                        -----------  ----------   --------
*Cooper Tire & Rubber
  Company common stock                  344         $8,217     $8,471
                                                     =====      =====
Short-term investment:
*Armada Government Portfolio Fund        54         $   54     $   54
                                                     =====      =====

* Party-in-interest





































                      Cooper Tire & Rubber Company
             Pre-Tax Savings Plan (Bowling Green - Sealing)
             Employer Identification #34-4297750; Plan #016

             Item 27d - Schedule of Reportable Transactions

                      Year Ended December 31, 1995

                                                      Sales
                                           -----------------------------
                                                    Cost (Plus
                                 Cost of              Accrued    Gain/
Description of Assets           Purchases  Proceeds  Interest)   (Loss)
- ----------------------          ---------  --------  ---------  --------
Armada Government
 Portfolio Fund                  $8,271     $8,217     $8,217    $    -
Cooper Tire & Rubber
 Company common stock             8,217          -          -         -



Note: The purchase and selling price for each reportable transaction represents its fair value at the time of acquisition or disposition.


































