Form 10-Q
period 1996-06-30
COOPER TIRE & RUBBER CO
filed 1996-08-09
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

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


                        Yes (X)              No (   )




          Number of shares of common stock of registrant outstanding at July 31, 1996:  83,672,272

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                         COOPER TIRE & RUBBER COMPANY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
         (Dollar amounts in thousands; per-share amounts in dollars)
                                                    June 30,
                                                      1996       December 31,
                                                   (Unaudited)      1995
                                                  -------------  ------------
ASSETS
Current assets:
  Cash, including short-term investments of
    $70 ($14,000 in 1995)                         $    12,887   $    23,187
  Accounts receivable, less allowances
    of $4,223 ($3,600 in 1995)                        294,146       257,049
  Inventories at lower of cost (last-in,
    first-out) or market:
      Finished goods                                  107,851        88,470
      Work in process                                  13,089        13,154
      Raw materials and supplies                       33,432        36,340
                                                   ----------    ----------
                                                      154,372       137,964
  Prepaid expenses and deferred income taxes           15,956        12,384
                                                   ----------    ----------
        Total current assets                          477,361       430,584
Property, plant and equipment - net                   761,562       678,876
Other assets                                           32,800        34,241
                                                   ----------    ----------
                                                  $ 1,271,723   $ 1,143,701
                                                   ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $    66,731   $    78,823
  Accrued liabilities                                  79,138        63,676
  Income taxes                                             19        10,834
  Current portion of debt                              93,057         5,035
                                                   ----------    ----------
        Total current liabilities                     238,945       158,368

Long-term debt                                         28,313        28,574
Postretirement benefits other than pensions           136,922       132,963
Other long-term liabilities                            38,623        38,341
Deferred income taxes                                  44,295        36,656

Stockholders' equity:
  Preferred stock, $1 par value; 5,000,000 shares
    authorized; none issued                                 -             -
  Common stock, $1 par value; 300,000,000 shares
    authorized; 83,672,272 shares outstanding
    (83,661,972 in 1995)                               83,672        83,662
  Capital in excess of par value                        2,026         1,931
  Retained earnings                                   708,094       672,373
  Minimum pension liability                            (9,167)       (9,167)
                                                   ----------    ----------
        Total stockholders' equity                    784,625       748,799
                                                   ----------    ----------
                                                  $ 1,271,723   $ 1,143,701
                                                   ==========    ==========

See accompanying notes.

                         COOPER TIRE & RUBBER COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (UNAUDITED)
         (Dollar amounts in thousands; per-share amounts in dollars)

                                                 1996              1995
                                               --------          --------
Revenues:
  Net sales                                    $398,858          $371,366
  Other income                                      246             1,164
                                                -------           -------
                                                399,104           372,530
Costs and expenses:
  Cost of products sold                         338,566           313,790
  Selling, general and administrative            20,021            18,745
  Interest                                            5               304
                                                -------           -------
                                                358,592           332,839
                                                -------           -------
Income before income taxes                       40,512            39,691

Provision for income taxes                       15,350            15,030
                                                -------           -------
Net income                                     $ 25,162          $ 24,661
                                                =======           =======

Net income per share                               $.30              $.29
                                                    ===               ===
Weighted average number of
 shares outstanding (000's)                      83,672            83,643
                                                 ======            ======

Dividends per share                               $.075             $.060
                                                   ====              ====

See accompanying notes.

                         COOPER TIRE & RUBBER COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (UNAUDITED)
         (Dollar amounts in thousands; per-share amounts in dollars)

                                                 1996              1995
                                               --------          --------
Revenues:
  Net sales                                    $779,896          $736,719
  Other income                                      522             2,677
                                                -------           -------
                                                780,418           739,396
Costs and expenses:
  Cost of products sold                         662,899           617,721
  Selling, general and administrative            39,869            36,983
  Interest                                            9               874
                                                -------           -------
                                                702,777           655,578
                                                -------           -------
Income before income taxes                       77,641            83,818

Provision for income taxes                       29,370            31,940
                                                -------           -------
Net income                                     $ 48,271          $ 51,878
                                                =======           =======

Net income per share                               $.58              $.62
                                                    ===               ===
Weighted average number of
 shares outstanding (000's)                      83,669            83,641
                                                 ======            ======

Dividends per share                                $.15              $.12
                                                    ===               ===

See accompanying notes.

                         COOPER TIRE & RUBBER COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (UNAUDITED)
         (Dollar amounts in thousands; per-share amounts in dollars)
                                                1996            1995
                                              --------        --------
Operating activities:
  Net income                                  $ 48,271        $ 51,878
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation and amortization              36,256          31,957
     Deferred income taxes                       6,267           2,879
  Changes in operating assets
   and liabilities:
     Accounts receivable                       (37,097)        (45,718)
     Inventories and prepaid expenses          (19,980)        (20,270)
     Accounts payable and
      accrued liabilities                        3,370           9,078
     Postretirement benefits
      other than pensions                        4,110           2,889
     Other                                      (7,914)         (4,884)
                                               -------          ------
       Net cash provided by
        operating activities                    33,283          27,809
Investing activities:
  Property, plant and equipment               (119,032)        (69,505)
  Other                                            133           1,015
                                               -------          ------
       Net cash used in investing
        activities                            (118,899)        (68,490)
Financing activities:
  Issuance of debt                             104,000               -
  Payment on debt                              (16,239)           (341)
  Issuance of common stock                         105             142
  Payment of dividends                         (12,550)        (10,038)
                                               -------          ------
       Net cash provided by (used in)
        financing activities                    75,316         (10,237)
                                               -------          ------

Changes in cash and short-term investments     (10,300)        (50,918)

Cash and short-term investments at
  beginning of year                             23,187         103,285
                                               -------         -------
Cash and short-term investments at
  end of period                               $ 12,887        $ 52,367
                                               =======         =======
Cash payments for interest                    $  2,913        $  1,745
                                               =======         =======
Cash payments for income taxes                $ 33,973        $ 34,131
                                               =======         =======

See accompanying notes.

                       COOPER TIRE & RUBBER COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements at June 30, 1996 and for the three-month and six-month periods ended June 30, 1996 and 1995 are unaudited and include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and, therefore, do not contain all information and footnotes normally contained in annual financial statements; accordingly, they should be read in conjunction with the Financial Statements and notes thereto appearing in the Annual Report on Form 10-K of the Company for the year ended December 31, 1995.

2. The results of operations for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of those to be expected for the year ending December 31, 1996.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Net sales increased 7.4% for the second quarter of 1996 and 5.9% for the first six months of 1996 when compared to the corresponding periods of 1995. Sales of both tires and engineered products were higher than for the three-month and six-month periods one year ago. Other income was lower in the second quarter and for the six months of 1996 as compared to the corresponding 1995 periods due to lower amounts of interest income.

Cost of products sold, as a percent of net sales, was higher in both the second quarter and six-month periods of 1996 as compared with the corresponding periods of 1995. Margin deterioration resulted from lower operating levels compared to one year ago, continued intense competition in the replacement tire market and the costs associated with new facilities. During the quarter, the favorable impact of lower raw material costs and richer product mix partially offset these conditions. For the year-to-date, richer product mix contributed to offset the deterioration.

Selling, general and administrative expenses were higher for both three-month and six-month periods of 1996 compared to one year ago. As a percent of net sales, however, selling, general and administrative expenses were 5.0% for both the 1996 and 1995 quarters and 5.1% for the six months of 1996 compared to 5.0% in 1995.

Interest expense was lower than for the corresponding 1995 periods reflecting higher amounts of interest expense associated with the assumption of short-term borrowings which were offset by capitalized interest.

Income before income taxes for the quarter increased slightly from one year ago, but for the year-to-date decreased 7.4%. The quarter and six months of 1996 were adversely impacted by lower operating levels compared to one year ago, costs associated with new facilities, and the inability to achieve a price increase on tires in the current market environment.

Working capital of $238 million is down $34 million since year end and down $76 million from June 30, 1995 reflecting decreases in cash and the assumption of $88 million of short-term debt. The current ratio of 2.0 is down from 2.7 at December 31, 1995 and 3.0 at June 30, 1995. The financial position of the Company at June 30, 1996 continues to be strong.

The cash flows generated by operating activities during the first six months of 1996 are higher than for the six-month period one year ago primarily as a result of a more modest increase in accounts receivable at June 30, 1996. Accounts receivable reflects increased sales and the timing of receipts. Capital expenditures increased significantly in 1996 from 1995 reflecting higher levels of cost reduction projects and several capacity expansion projects. The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements over the near term.

Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

  (a) The Company's Annual Meeting of Stockholders was held on
      May 7, 1996.

  (b) All of the nominees for directors, as listed below under (c) and on pages 2 through 4 of the Company's Proxy Statement dated March 26, 1996, were elected. The following directors have terms of office which continued after the meeting:

               Arthur H. Aronson        Allan H. Meltzer
               Delmont A. Davis         J. Alec Reinhardt
               Ivan W. Gorr             Patrick W. Rooney

  (c) A description of each matter voted upon at that meeting, the election of directors and the proposal to approve and adopt a stock option plan, is contained on pages 2 through 4, 10 through 12 and 22 through 26 of the Company's Proxy Statement dated March 26, 1996, which pages are incorporated herein by reference.

      The number of votes cast by common stock holders with respect to each matter is as follows:

      Election of directors
                              Term    Affirmative Withheld              Broker
                           Expiration    Votes     Votes   Abstentions Non-votes
                           ---------- ----------- -------- ----------- ---------

       Edsel D. Dunford       1999    74,591,816    600,709    0          0
       John Fahl              1999    74,625,543    566,982    0          0
       Deborah M. Fretz       1999    74,126,280  1,066,245    0          0
       Dennis J. Gormley      1999    74,592,840    599,685    0          0

                                    Affirmative  Negative               Broker
                                       Votes      Votes    Abstentions Non-votes
                                    -----------  --------- ----------- ---------
      Proposal to approve and
       adopt a stock option plan     71,783,840  1,852,446  1,556,239     0


Item 6(a).  Exhibits.

     (15) Letter regarding unaudited interim consolidated financial information

     (27)  Financial Data Schedule

     (99)  Press release regarding purchase of Company common stock


Item 6(b).  Reports on Form 8-K.

     No form 8-K has been filed.

                              INDEX TO EXHIBITS
                                 DESCRIPTION

Part I.  Exhibit 1.

         Independent Accountants' Review Report.


Part II. Item 6(a).


  (15) Letter from Ernst & Young LLP, independent accountants, dated August 9, 1996 regarding unaudited interim consolidated financial information.

  (27)  Financial Data Shedule

  (99) Press release dated July 22, 1996 regarding purchase of Company common stock.

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



      August 9, 1996
      --------------
          (Date)

                                                            Part I
                                                            Exhibit 1




                  INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors
Cooper Tire & Rubber Company

We have reviewed the accompanying condensed consolidated balance sheet of Cooper Tire & Rubber Company as of June 30, 1996, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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



                                          /S/ Ernst & Young LLP
                                          ---------------------
                                          ERNST & YOUNG LLP


Toledo, Ohio
July 12, 1996

                                                            Part II
                                                            Exhibit (15)

August 9, 1996



Board of Directors
Cooper Tire & Rubber Company

We are aware of the incorporation by reference in the Registration Statements (Form S-3 No. 33-44159 and Form S-8 Nos. 2-58577, 2-77400,
33-5483, 33-35071, 33-47979, 33-47980, 33-47981, 33-47982, 33-52499,
33-52505 and 333-09619) of Cooper Tire & Rubber Company for the registration of its common stock of our reports dated April 11, 1996 and July 12, 1996 relating to the unaudited interim consolidated financial statements of Cooper Tire & Rubber Company which are included in its Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996.

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

                                          Very truly yours,



                                          /S/ Ernst & Young LLP
                                          ---------------------
                                          ERNST & YOUNG LLP
                                          Toledo, Ohio

                                                           Part II
                                                           Exhibit (99)



<LOGO>  COOPER TIRE & RUBBER COMPANY                       NEWS RELEASE
        Public Relations   Findlay, Ohio 45840    Phone: (419) 423-1321
- -----------------------------------------------------------------------
COMPANY CONTACT:  J. ALEC REINHARDT               FOR IMMEDIATE RELEASE
                                                          July 22, 1996

                   COOPER TIRE BOARD AUTHORIZES PURCHASE
                   -------------------------------------
             OF UP TO FIVE MILLION SHARES OF ITS COMMON STOCK
             ------------------------------------------------


FINDLAY, OHIO -- Cooper Tire & Rubber Company today announced its board of directors has authorized the purchase of up to five million shares of its common stock from time to time in the open market or otherwise. The company currently has 83,672,472 common shares outstanding.

The board of directors did not establish a timetable for the purchase program. These purchases shall occur at such times as the company may elect. The shares purchased will be used for general corporate purposes.

In announcing the stock purchase program, Cooper Tire chairman Patrick W. Rooney stated, "The current stock price, we believe, undervalues the company and presents the company an opportunity to reduce the number of outstanding shares. The purchases will be made with normal cash flows from operations and debt. The repurchase should not impinge on our planned capital investments in strategic plant and equipment."