Form 10-Q
period 1996-09-30
COOPER TIRE & RUBBER CO
filed 1996-11-12
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

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


                        Yes (X)              No (   )




          Number of shares of common stock of registrant outstanding at October 31, 1996:  82,272,772

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                         COOPER TIRE & RUBBER COMPANY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
         (Dollar amounts in thousands; per-share amounts in dollars)
                                                  September 30,
                                                      1996      December 31,
                                                   (Unaudited)     1995
                                                  ------------  ------------
ASSETS
Current assets:
  Cash, including short-term investments of
    $14,000 in 1995                               $     7,181   $    23,187
  Accounts receivable, less allowances
    of $4,523 ($3,600 in 1995)                        318,631       257,049
  Inventories at lower of cost (last-in,
    first-out) or market:
      Finished goods                                   87,392        88,470
      Work in process                                  13,985        13,154
      Raw materials and supplies                       29,488        36,340
                                                   ----------    ----------
                                                      130,865       137,964
  Prepaid expenses and deferred income taxes           15,994        12,384
                                                   ----------    ----------
        Total current assets                          472,671       430,584
Property, plant and equipment - net                   782,109       678,876
Other assets                                           36,052        34,241
                                                   ----------    ----------
                                                  $ 1,290,832   $ 1,143,701
LIABILITIES AND STOCKHOLDERS' EQUITY               ==========    ==========
Current liabilities:
  Accounts payable                                $    77,591   $    78,823
  Accrued liabilities                                  88,966        63,676
  Income taxes                                          2,137        10,834
  Current portion of debt                              63,069         5,035
                                                   ----------    ----------
        Total current liabilities                     231,763       158,368
Long-term debt                                         40,174        28,574
Postretirement benefits other than pensions           137,906       132,963
Other long-term liabilities                            38,985        38,341
Deferred income taxes                                  47,957        36,656
Stockholders' equity:
  Preferred stock, $1 par value; 5,000,000 shares
    authorized; none issued                                 -             -
  Common stock, $1 par value; 300,000,000 shares
    authorized; 83,672,272 shares issued
    (83,661,972 in 1995)                               83,672        83,662
  Capital in excess of par value                        2,026         1,931
  Retained earnings                                   728,731       672,373
  Minimum pension liability                            (9,167)       (9,167)
                                                   ----------    ----------
                                                      805,262       748,799
  Less:  Common stock shares in treasury at
            cost (560,700 in 1996)                    (11,215)            -
                                                   ----------    ----------
         Total stockholders' equity                   794,047       748,799
                                                   ----------    ----------
                                                  $ 1,290,832   $ 1,143,701
                                                   ==========    ==========
See accompanying notes.

                         COOPER TIRE & RUBBER COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
                THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (UNAUDITED)
         (Dollar amounts in thousands; per-share amounts in dollars)

                                                  1996             1995
                                                --------         --------
Revenues:
  Net sales                                    $423,172          $375,004
  Other income                                      189               708
                                                -------           -------
                                                423,361           375,712
Costs and expenses:
  Cost of products sold                         359,077           313,499
  Selling, general and administrative            20,731            19,041
  Interest                                          580               (66)
                                                -------           -------
                                                380,388           332,474
                                                -------           -------
Income before income taxes                       42,973            43,238

Provision for income taxes                       16,060            16,190
                                                -------           -------
Net income                                     $ 26,913          $ 27,048
                                                =======           =======

Net income per share                               $.32              $.32
                                                    ===               ===
Weighted average number of
 shares outstanding (000's)                      83,576            83,648
                                                 ======            ======

Dividends per share                               $.075             $.075
                                                   ====              ====

See accompanying notes.

                         COOPER TIRE & RUBBER COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (UNAUDITED)
         (Dollar amounts in thousands; per-share amounts in dollars)

                                                 1996              1995
                                               --------          --------
Revenues:
  Net sales                                    $1,203,068       $1,111,723
  Other income                                        711            3,385
                                                ---------        ---------
                                                1,203,779        1,115,108
Costs and expenses:
  Cost of products sold                         1,021,976          931,220
  Selling, general and administrative              60,600           56,024
  Interest                                            589              808
                                                ---------        ---------
                                                1,083,165          988,052
                                                ---------        ---------
Income before income taxes                        120,614          127,056

Provision for income taxes                         45,430           48,130
                                                ---------        ---------
Net income                                     $   75,184       $   78,926
                                                =========        =========

Net income per share                                 $.90             $.94
                                                      ===              ===
Weighted average number of
 shares outstanding (000's)                        83,638           83,643
                                                   ======           ======

Dividends per share                                 $.225            $.195
                                                     ====             ====

See accompanying notes.

                         COOPER TIRE & RUBBER COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (UNAUDITED)
         (Dollar amounts in thousands; per-share amounts in dollars)
                                                1996            1995
                                              --------        --------
Operating activities:
  Net income                                  $ 75,184        $ 78,926
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation and amortization              56,352          47,712
     Deferred income taxes                       9,043           5,919
  Changes in operating assets
   and liabilities:
     Accounts receivable                       (61,582)        (61,071)
     Inventories and prepaid expenses            3,489         (22,295)
     Accounts payable and
      accrued liabilities                       24,058          18,324
     Postretirement benefits
      other than pensions                        5,568           4,602
     Other                                      (8,298)         (2,433)
                                               -------         -------
       Net cash provided by
        operating activities                   103,814          69,684
Investing activities:
  Property, plant and equipment               (159,675)       (127,560)
  Other                                            157             523
                                               -------         -------
       Net cash used in investing
        activities                            (159,518)       (127,037)
Financing activities:
  Issuance of debt                             116,000               -
  Payment on debt                              (46,366)           (455)
  Payment of dividends                         (18,826)        (16,311)
  Purchase of treasury stock                   (11,215)              -
  Issuance of common stock                         105             196
                                               -------         -------
       Net cash provided by (used in)
        financing activities                    39,698         (16,570)
                                               -------         -------

Changes in cash and short-term investments     (16,006)        (73,923)

Cash and short-term investments at
  beginning of year                             23,187         103,285
                                               -------         -------
Cash and short-term investments at
  end of period                               $  7,181        $ 29,362
                                               =======         =======
Cash payments for interest                    $  3,879        $  1,919
                                               =======         =======
Cash payments for income taxes                $ 45,138        $ 42,733
                                               =======         =======

See accompanying notes.

                         COOPER TIRE & RUBBER COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements at September 30, 1996 and for the three-month and nine-month periods ended September 30, 1996 and 1995 are unaudited and include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and, therefore, do not contain all information and footnotes normally contained in annual financial statements; accordingly, they should be read in conjunction with the Financial Statements and notes thereto appearing in the Annual Report on Form 10-K of the Company for the year ended December 31, 1995.

2. The results of operations for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of those to be expected for the year ending December 31, 1996.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net sales increased 12.8% for the third quarter of 1996 and 8.2% for the first nine months of 1996 when compared to the corresponding periods in 1995. Sales of both tires and engineered products were higher than for the three-month and nine-month periods one year ago. Other income was lower in the third quarter and for the nine months of 1996 as compared to the corresponding 1995 periods due to lower amounts of interest income.

Cost of products sold, as a percent of net sales, was higher in both the third quarter and nine-month periods of 1996 as compared with the corresponding periods of 1995. Margin deterioration resulted from continued intense competition in the replacement tire market and costs associated with manufacturing program implementations and new facilities. The favorable impact of lower raw material costs and improved product mix partially offset these conditions. For the year-to-date, lower plant operating levels also contributed to the deterioration.

Selling, general and administrative expenses were higher for both the three-month and nine-month periods of 1996 compared to one year ago. As a percent of net sales, however, selling, general and administrative expenses were 4.9% for the quarter in 1996 compared to 5.1% in 1995 and 5.0% for both the 1996 and 1995 nine-month periods.

Interest expense during the quarter and nine-month periods of 1996 reflects increased amounts of interest expense related to higher debt levels. Higher amounts of capitalized interest partially offset this increase in expense during the quarter, and for the nine-month period more than offset this increase.

Income before income taxes for the quarter decreased slightly from one year ago, and for the nine-month period decreased 5.1%. The quarter and nine months of 1996 were adversely impacted by costs related to manufacturing program implementations and new facilities and the inability to achieve a price increase on tires in the current market environment. The nine-month results reflect lower plant operating levels.

Working capital of $241 million is down $31 million since year end and down $54 million from September 30, 1995. The current ratio of 2.0 is down from
2.7 at both December 31, 1995 and September 30, 1995 reflecting decreases in cash and the assumption of $58 million of short-term debt. The financial position of the Company at September 30, 1996 continues to be strong.

The cash flows generated by operating activities during the first nine months of 1996 are higher than for the nine-month period one year ago primarily as a result of a modest decrease in inventories at September 30, 1996 compared to an increase one year earlier. Capital expenditures increased significantly in 1996 from 1995 reflecting higher levels of cost reduction projects and several capacity expansion projects.

In July, the Board of Directors authorized the repurchase of up to 5 million shares of the Company's common stock. The Company acquired 560,700 shares for $11 million, or approximately $20 per share, through September and intends, given certain market conditions, to repurchase additional shares.

The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements over the near term.

Part II.  OTHER INFORMATION

Item 6(a).  Exhibits.

     (15) Letter regarding unaudited interim consolidated financial information

     (27)  Financial Data Schedule


Item 6(b).  Reports on Form 8-K.

     No Form 8-K has been filed.

                              INDEX TO EXHIBITS
                                 DESCRIPTION

Part I.  Exhibit 1.

         Independent Accountants' Review Report.


Part II. Item 6(a).


  (15) Letter from Ernst & Young LLP, independent accountants, dated October 11, 1996 regarding unaudited interim consolidated financial information.

  (27) Financial Data Shedule

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



      November 11, 1996
      -----------------
           (Date)

                                                                   Part I
                                                                   Exhibit 1




                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors
Cooper Tire & Rubber Company

We have reviewed the accompanying condensed consolidated balance sheet of Cooper Tire & Rubber Company as of September 30, 1996, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995 and the consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Cooper Tire & Rubber Company as of December 31, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 13, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                          /S/ Ernst & Young LLP
                                          ---------------------
                                          ERNST & YOUNG LLP





Toledo, Ohio
October 11, 1996

                                                                 Part II
                                                                 Exhibit (15)

November 11, 1996



Board of Directors
Cooper Tire & Rubber Company

We are aware of the incorporation by reference in the Registration Statements (Form S-3 No. 33-44159 and Form S-8 Nos. 2-58577, 2-77400,
33-5483, 33-35071, 33-47979, 33-47980, 33-47981, 33-47982, 33-52499,
33-52505 and 333-09619) of Cooper Tire & Rubber Company for the registration of its common stock of our reports dated April 11, 1996, July 12, 1996, and October 11, 1996 relating to the unaudited interim consolidated financial statements of Cooper Tire & Rubber Company which are included in its Form 10-Q for the quarters ended March 31, 1996, June 30, 1996 and September 30, 1996.

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