Form 10-K405
period 1996-12-31
COOPER TIRE & RUBBER CO
filed 1997-03-17
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-K
(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________to________

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the closing price on the Composite Tape for securities listed on the New York Stock
Exchange as of March 10, 1997).                           $1,585,095,440

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             (Class)                     (Outstanding at March 10, 1997)
  Common Stock, $1 par per share                   79,254,772

                  DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

             Proxy statement dated March 17, 1997 - Part III

                EXHIBIT INDEX appears on pages 16 and 17

Part I

Item 1. BUSINESS

Acquisition of Tire Operations of Avon Rubber p.l.c.

On March 14, 1997, the Company, through a wholly-owned United Kingdom subsidiary, acquired the tire operations of Avon Rubber p.l.c. (Avon) of the United Kingdom. This purchase includes the land and manufacturing facility in Melksham, England; the shares of Avon Tyres Limited and the shares of tire distribution companies in France, Germany and Switzerland; and other minor assets. In a separate transaction the Company acquired from Avon various trademarks and technology. The total purchase price for the land, manufacturing facility, shares, trademarks and technology was approximately $110 million. The Company intends to finance debt associated with the Avon acquisition on a long-term basis through sale of debt securities using its existing Shelf Registration with the Securities and Exchange Commission. The Avon tire operations had sales of $169 million and after tax income of $6.5 million for their fiscal year ended September 28, 1996.

Products and Sales

   The primary business of Cooper Tire & Rubber Company ("Cooper" or "Company") is the conversion of natural and synthetic rubbers into a variety of carbon black reinforced rubber products. The Company manufactures and markets the following products for the transportation industry: automobile and truck tires, inner tubes, vibration control products, hose and hose assemblies and automotive sealing systems. Additional information on the Company's products appears on pages 39, 40, 44, 46, and 47 of this Annual Report on Form 10-K.

   The Company markets its products nationally and internationally through well-established channels of distribution. Among its customers are automotive manufacturing companies, independent tire dealers and wholesale distributors and large retail chains.

   Tires are sold in the replacement market through independent dealers and distributors. This channel of marketing accounted for approximately
69.5 percent of all replacement passenger tires sold in the United States in 1996. During 1995 and 1994 this share approximated 69 and 68 percent, respectively. Cooper has an efficient distribution system to serve its markets for replacement passenger and truck tires.

   Cooper engineers and manufactures rubber parts for automotive vehicle manufacturers. The Company's engineering and marketing personnel work closely with these customers to assist in the design and development of rubber products to meet their changing requirements.

   Additional information on the Company's marketing and distribution appears on pages 41, 42, 45, 46 and 47 of this Annual Report on Form 10-K.

   North American vehicle manufacturers experienced a 1.6% increase in total production of light vehicles in 1996. The Company's sales of engineered rubber products are generally linked to light vehicle production. Cooper's improved sales in this market reflected the Company's success in the procurement of larger contracts and development of new products. The Company is an authorized supplier to all domestically owned automotive vehicle manufacturers and substantially all the foreign-owned and joint-venture vehicle manufacturers in the United States.

   Current market data indicates an increasing demand for replacement tires and engineered rubber products. Essentially, there are no
(continued)                         2
economical or practical substitutes for tires or certain rubber automotive parts. Based on current data, the Company expects moderate growth in the market for replacement tires and in the use of rubber components by automobile manufacturers. Additional information on the Company's outlook for the industry appears on pages 39 and 43 of this Annual Report on Form 10-K.

   During recent years Cooper has exported to Canada and countries in Latin America, Western Europe, the Middle East, Asia, Africa and Oceania. The international market for rubber products is expanding as the standard of living in other countries increases and motor vehicle usage grows. Net sales from international operations accounted for approximately nine, eight and seven percent of Cooper's sales in 1996, 1995, and 1994, respectively.

   During 1996 Cooper's ten largest customers accounted for approximately 58 percent of total sales. Sales to one major customer approximated 17, 14 and 13 percent of net sales in 1996, 1995 and 1994. The amount of backlog of orders for the Company's products at any given time is usually small in relation to annual sales and is, therefore, of little value in forecasting sales or earnings for the current or succeeding years.

   The Company successfully operates in a competitive industry. A number of its competitors are larger than the Company. The Company's sales of automobile and truck tires in 1996 represented approximately 12 percent of all domestic, original equipment and replacement tire sales. On the basis of North American tire manufacturing capacity the Company believes it ranks fourth among sixteen generally recognized producers of new tires. According to a recognized trade source the Company ranked ninth in worldwide tire sales based on 1995 estimated sales volumes. Sales of the Company's tire products are affected by factors which include price, quality, availability, technology, warranty, credit terms and overall customer service.

Raw Materials

   The primary raw materials used by the Company include synthetic and natural rubbers, polyester and nylon fabrics, steel tire cord and carbon black, which the Company acquires from multiple sources to provide greater assurance of continuing supplies for its manufacturing operations. The Company did not experience any significant raw material shortages in 1996, nor have any shortages been experienced in the opening months of 1997.

   The Company has a purchasing office in Singapore to acquire natural rubber and various raw materials direct from producers in the Far East. This purchasing operation enables the Company to work directly with producers to improve the consistency of quality and to reduce the costs of materials, delivery and transactions. In addition, control over packaging methods enhances the Company's goal to use recyclable materials in the packaging of these raw materials.

   The Company's contractual relationships with its raw material suppliers are generally based on purchase order arrangements. Certain materials are purchased pursuant to supply contracts which incorporate normal purchase order terms and establish minimum purchase amounts.

   Cooper has not experienced serious fuel shortages and none are foreseen in the near future. The Findlay, Ohio plant uses natural gas with fuel oil and coal as standby energy sources. All other Company plants use natural gas with fuel oil as a standby energy source. (continued)

Research, Development and Product Improvement


   Cooper generally directs its research activities toward product development, improvements in quality, and operating efficiency. A significant portion of basic research for the rubber industry is performed by raw material suppliers. The Company participates in such research with its suppliers. Cooper has approximately 223 full-time employees engaged in research and development programs. Research and development expenditures amounted to approximately $19,700,000 in 1996, $16,000,000 in 1995, and $14,700,000 in 1994.

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

   During 1996 the new manufacturing facility for tire molds in Findlay, Ohio began production. This facility, using state-of-the-art technology, will assure the Company's ability to service its customers' expanding needs for new products in a timely manner. Because of the use of advanced technology, only a few highly specialized people are employed in this normally labor-intensive process.

   The Company continues to actively develop new passenger and truck tires. Cooper conducts extensive testing of current tire lines, as well as new concepts in tire design and construction. During 1996 approximately 78 million miles of tests were performed on indoor test wheels and in monitored road tests. Uniformity equipment is used to physically check every radial passenger tire produced for high standards of quality. The Company continues to design and develop specialized equipment to fit the precise needs of its manufacturing and quality control requirements.

   Additional information on the Company's research, development and product improvement programs appears on pages 41 and 44 of this Annual Report on Form 10-K.

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

(continued)

   The Company has been named in environmental matters asserting potential joint and several liability for past and future cleanup, state and Federal claims, site remediation, and attorney fees. The Company has determined that it has no material liability for these matters. The Company's 1996 expense and capital expenditures for environmental control at its facilities were not material, nor is it estimated that expenditures in 1997 for such uses will be material.

Seasonal Trends

   There is a year-round demand for passenger and truck replacement tires, but passenger replacement tire sales are generally strongest during the second and third quarters of the year. Winter tires are sold principally during the months of August through November. Engineered rubber product sales to automotive customers are lowest during the months prior to model changeover.

Employee Relations

   As of December 31, 1996, the Company employed 8,932 persons, of whom 4,570 were salaried employees. Union contracts covering 4,362 employees include, among other things: wages, hours, grievance procedures, checkoff, seniority and working conditions. Union contracts with the United Steelworkers of America (AFL-CIO/CLC) for all production and maintenance employees at each of the following Company plants continue in effect until the indicated contract expiration date:

               Auburn, Indiana - December 6, 1997
               Bowling Green, Ohio (Sealing products) - October 31, 1997 Bowling Green, Ohio (Hose products) - April 30, 1998 Clarksdale, Mississippi - July 28, 1999
               El Dorado, Arkansas - April 27, 2000
               Findlay, Ohio - October 31, 1997
               Texarkana, Arkansas, - March 5, 1999

   Over-the-road truck drivers are affiliated with the International Brotherhood of Teamsters with their contract in effect until February 13, 2001. Employees at the Piedras Negras, Mexico plant are affiliated with Sindicato Autonomo de Trabajadores Rio Grande SerVaas with their contract in effect until January 31, 1998. All labor agreements will be extended for yearly periods unless notice of termination or change is given by either party at least 60 days prior to the expiration of any yearly period. During the last three years there have been no work stoppages. Cooper considers its labor relations to be favorable.

   Substantially all employees are covered by hospital and surgical, group life, and accident and sickness benefit plans. The Company has various trusteed non-contributory retirement income plans which cover most employees and retirees. Substantially all retirees are covered by hospital and surgical and group life benefit plans. See "Notes to Consolidated Financial Statements" on pages 29 through 33 of this Annual Report on Form 10-K for additional information as to pension costs and funding and postretirement benefits.

Item 2.  PROPERTIES
The Company owns its headquarters facility which is adjacent to its Findlay, Ohio tire manufacturing plant. Properties are located in various sections of the United States for use in the ordinary course of business. Such properties at December 31, 1996 consisted of the following:

       Location                                 Use               Title
-----------------------                ------------------------   -----
3300 Sylvester Road                    Tire plant and regional    Leased
Albany, GA 31705-9100                  distribution center

725 West Eleventh St.                  Engineered products plant  Owned
Auburn, IN 46706-2089

1175 North Main St.                    Engineered products plant  Owned
Bowling Green, OH 43402-1310

400 Van Camp Rd.                       Engineered products plant  Owned
Bowling Green, OH 43402

2205 Dr. Martin Luther King Blvd.      Inner tube plant           Owned
Clarksdale, MS 38614-0130

166 Cooper Drive                       Engineered products plant  Owned
El Dorado, AR 71730-6611

701 Lima Ave., Findlay, OH 45840-1237  Tire plant                 Owned

2025 Production Drive                  Metal fabrication and      Owned
Findlay, OH  45840                     assembly plant

250 Oak Grove Drive                    Engineered products plant  Owned
Mt. Sterling, KY  40353

3500 E. Washington Rd.                 Tire plant and regional    Owned
Texarkana, AR 71854-5895               distribution center

1689 South Green St.                   Tire plant and regional    Owned/
Tupelo, MS 38801-6553                  distribution center        Leased

6340 Artesia Blvd.                     Regional distribution      Owned
Buena Park, CA 90620-1069              center

1300 Lunt Avenue                       Regional distribution      Owned
Elk Grove Village, IL 60007-5667       center

4200-D Industry Drive                  Regional distribution      Leased
Fife, WA 98424-1855                    center

1625 Lake Cascades Parkway             Regional distribution      Owned
Findlay, OH 45840-1237                 center

1026 North Century Ave.                Regional distribution      Leased
Kansas City, MO 64120-1903             center

3601 Dryden Road                       Regional distribution      Owned
Moraine, OH 45439-1411                 center

Terminal Road & Industrial Drive       Regional distribution      Owned
New Brunswick, NJ 08901-7082           center

(continued)                         6

   The Company also owns a manufacturing facility located in Mexico which produces engineered rubber parts. The Company believes its properties have been adequately maintained and generally are in good condition.

   Cooper's tire plants are operating at rated capacity levels. The Tupelo, Mississippi and Albany, Georgia plants operate on a 24-hour day, seven-day production schedule. The other plants are operating 24 hours per day, at least five days per week.

   The Company's capacity to manufacture a full range of radial passenger, light truck and medium truck tires using the most advanced technology continues to be incrementally expanded. The new Mt. Sterling, Kentucky plant commenced production of engineered rubber products during the second quarter of 1996.

   Additional information concerning the Company's facilities appears on pages 40, 41, 44, and 45 of this Annual Report on Form 10-K.
Information related to leased properties appears on page 34.

Item 3.  LEGAL PROCEEDINGS

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1996.

Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

   Cooper Tire & Rubber Company common stock is traded on the New York Stock Exchange under the symbol CTB. Information concerning the Company's common stock and related security holder matters (including dividends) is presented on pages 9, 21, 25 through 29, 34 and 36 of this Annual Report on Form 10-K.

Item 6. SELECTED FINANCIAL DATA
(All dollar amounts in thousands except per share figures)

                                       Income
                                       Before
          Net      Gross   Operating   Income    Income               Net
         Sales     Margin   Margin     Taxes+    Taxes    Income+    Income
       ---------   ------  ---------   -------   ------   -------    ------
1996  $1,619,345  $252,796  $172,922  $172,092  $64,208  $107,884  $107,884
1995   1,493,622   250,727   176,931   180,070   67,250   112,820   112,820
1994   1,403,243   277,265   208,517   208,119   79,600   128,519   128,519
1993   1,193,648   228,295   166,013   164,250   62,040   102,210   102,210
1992   1,174,728   229,332   170,646   169,841   61,670   108,171    43,211
1991   1,001,071   180,432   128,495   124,465   45,030    79,435    79,435
1990     895,896   155,892   108,715   104,874   38,410    66,464    66,464
1989     866,805   139,482    94,188    92,624   34,380    58,244    58,244
1988     748,032   106,419    66,575    64,912   23,850    41,062    41,062
1987     665,775    93,877    56,031    53,090   22,410    30,680    30,680
1986     577,517    81,515    46,432    43,138   20,120    23,018    23,018

                                         Net               Deprecia-
       Stock-                          Property, Capital    tion &    Long-
       holders'    Total    Working    Plant &   Expend-    Amorti-   term
       Equity      Assets   Capital    Equipment  itures    zation    Debt
       ------      ------   -------    ---------  ------    -------   ----
1996  $786,612  $1,273,009  $256,130   $792,419  $193,696  $76,820  $69,489
1995   748,799   1,143,701   272,216    678,876   194,894   63,313   28,574
1994   662,077   1,039,731   303,103    549,601    78,449   55,603   33,614
1993   550,186     889,584   204,857    527,949   117,249   46,352   38,729
1992   471,474     796,858   175,154    460,373   110,157   38,077   48,075
1991   439,648     670,572   144,285    388,557    85,954   31,969   53,512
1990   369,003     616,458   167,291    334,794   100,141   27,615   91,027
1989   310,064     519,893   150,285    262,445    73,182   23,393   65,727
1988   257,756     442,582   143,101    212,923    70,621   19,873   67,790
1987   221,566     413,306   154,283    162,447    41,507   18,436   70,059
1986   195,151     367,715   153,538    139,721    26,548   16,666   76,795











(continued)

                                                                 Long-term
     Return On  Return On                                         Debt to
     Beginning  Beginning  Current  Pretax  Effective  Return On  Capital-
      Equity+    Assets+    Ratio   Margin+ Tax Rate+   Sales+    ization
     ---------  ---------  -------  ------- ---------  ---------  -------
1996    14.4%      9.4%      2.4     10.6%    37.3%      6.7%      8.1%
1995    17.0      10.9       2.7     12.1     37.3       7.6       3.7
1994    23.4      14.4       3.0     14.8     38.2       9.2       4.8
1993    21.7      12.8       2.6     13.8     37.8       8.6       6.6
1992    24.6      16.1       2.3     14.5     36.3       9.2       9.3
1991    21.5      12.9       2.2     12.4     36.2       7.9      10.9
1990    21.4      12.8       2.7     11.7     36.6       7.4      19.8
1989    22.6      13.2       2.5     10.7     37.1       6.7      17.5
1988    18.5       9.9       2.7      8.7     36.7       5.5      20.8
1987    15.7       8.3       2.6      8.0     42.2       4.6      24.0
1986    13.1       7.8       3.1      7.5     46.6       4.0      28.2

                 Net                            Common      Common
      Income    Income     Equity   Dividends   Shares      Shares
       Per       Per        Per       Per       Average     Year End
      Share*+   Share*     Share*    Share*     (000)*       (000)*
      -------   ------     ------   -------     -------     -------
1996  $1.30     $1.30      $9.67    $.31        83,214      81,367
1995   1.35      1.35       8.95     .27        83,646      83,662
1994   1.54      1.54       7.92     .23        83,623      83,634
1993   1.22      1.22       6.58     .20        83,550      83,582
1992   1.30       .52       5.65     .17        83,357      83,511
1991    .96       .96       5.30     .13        82,738      82,962
1990    .81       .81       4.47     .11        82,391      82,519
1989    .71       .71       3.77     .09        82,077      82,259
1988    .50       .50       3.15     .07        81,583      81,821
1987    .38       .38       2.72     .06        81,258      81,383
1986    .28       .28       2.40     .05        80,864      81,152

      Number                                                          Price/
        of                                              Stock Price* Earnings
      Stock-   Number of  Wages &   Total   Research &  ------------  Average
      holders  Employees  Benefits  Taxes#  Development  High    Low  Ratio+
      -------  ---------  --------  ------  -----------  ----    ---  ------
1996   5,991    8,932     $440,393 $102,097  $19,700    $27.25 $18.00  17.4
1995   6,721    8,284      411,694  101,884   16,000     29.63  22.25  19.2
1994   7,623    7,815      382,002  111,504   14,700     29.50  21.63  16.6
1993   8,096    7,607      346,062   91,479   15,100     39.63  20.00  24.4
1992   6,142    7,207      329,396   46,432   13,700     35.63  22.00  22.2
1991   4,492    6,545      266,683   67,933   14,000     26.25   7.88  17.8
1990   4,459    6,225      256,076   59,802   10,800     10.50   6.19  10.3
1989   3,871    6,041      233,881   54,020   10,300      9.75   5.63  10.8
1988   3,627    6,031      217,480   41,743   11,200      6.81   3.53  10.3
1987   3,516    5,720      189,209   39,056   10,300      4.97   2.78  10.3
1986   3,138    5,398      165,458   34,801    8,900      3.60   2.16  10.1

+ Prior to cumulative effect of changes in accounting in 1992 for postretirement benefits other than pensions and income taxes.
* Share data reflects stock splits in 1992, 1990 and 1988.
# Excluding Federal excise taxes.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The financial position of the Company continues to be excellent. Strong operating cash flows provided funds for investment in capacity expansion and technological advances and contributed to growing financial strength.
   Working capital amounted to $256 million at year-end 1996 compared with $272 million one year earlier. A current ratio of 2.4 indicates a strong liquidity position, although down slightly from the year-end 1995 current ratio of 2.7.
   Accounts receivable increased to $267 million from $257 million at year-end 1995, reflecting strong fourth quarter sales. Collection experience continues to be excellent and adequate allowances have been made for possible collection losses.
   Total inventories at $142 million were up from $138 million at year-end 1995. Finished goods and work-in-process inventories were down slightly from one year ago. Raw materials and supplies inventories were $4 million higher than last year due to increased levels of raw material purchases.
   Prepaid expenses and deferred income taxes at December 31, 1996 include $12 million in deferred tax assets which are considered fully realizable within one year.
    Investments made in property, plant and equipment were $194 million in 1996 and are comparable to the record $195 million in 1995. These additions reflect improved manufacturing technology and expansion projects begun in 1995 as well as similar projects during 1996. The Company's capital expenditure commitments approximated $21 million at December 31, 1996. Capital expenditures in 1997 are anticipated to be lower than in 1996 and 1995. Funding for these expenditures will be available from operating cash flows with additional funding available, if needed, under the Company's existing commercial paper program, credit agreement, and/or Shelf Registration. Depreciation and amortization was $77 million in 1996, a 21 percent increase from $63 million in 1995, resulting from the significant capital expenditures in recent years.
   Current liabilities of $187 million were $29 million higher than the $158 million at year-end 1995 reflecting increases in commercial paper borrowings and notes payable.
   Long-term debt increased $41 million from year-end 1995 to $69 million reflecting $46 million in borrowings incurred to finance stock repurchases offset by scheduled debt payments. Long-term debt, as a percent of total capitalization, increased to 8.1 percent at December 31, 1996 from 3.7 percent one year earlier. The Company has a Registration Statement with the Securities and Exchange Commission covering the proposed sale of debt securities in an aggregate amount of up to $200 million. The net proceeds received by the Company from any sale of the debt securities would be available for general corporate purposes.
   The Company currently provides certain health care and life insurance benefits for its active and retired employees. If the Company does not terminate such benefits, or modify coverage or eligibility requirements, substantially all of the Company's United States employees may become eligible for these benefits upon retirement. The Company uses the accrual method of accounting for such benefits. These benefit costs are funded as claims are incurred.
   Noncurrent deferred income taxes increased to $53 million at December 31, 1996 from $37 million one year earlier, primarily reflecting the excess of tax depreciation over book depreciation.


(continued)

   The Company has been named in environmental matters asserting potential joint and several liability for past and future cleanup, state and Federal claims, site remediation, and attorney fees. The Company has determined that it has no material liability for these matters. In addition, the Company is a defendant in unrelated product liability actions in Federal and state courts throughout the United States in which plaintiffs assert monetary damages. While the outcome of litigation cannot be predicted with certainty, in the opinion of counsel for the Company the pending claims and lawsuits against the Company should not have a material adverse effect on its financial condition or results of operations.
   Stockholders' equity increased $38 million after the reduction of $46 million for the repurchase of Company stock during the year reaching
$787 million at year end. Earnings retentions for 1996 (net income less dividends paid) added $82 million to stockholders' equity and an adjustment to the minimum pension liability added another $2 million. Stockholders' equity per share was $9.67 at year-end 1996, an increase of 8 percent over $8.95 per share at year-end 1995.

Results of Operations

Customer demand was very strong for the Company's tires and was excellent for the Company's engineered rubber products. New and larger contracts with our customers continued to be achieved. Capacity utilization was maintained at high levels. Net sales increased over 8 percent in 1996 to a record of $1.6 billion. This followed a 6 percent increase in sales in 1995 which resulted primarily from growth in customer demand.
   Sales margins were lower in 1996 than in 1995 and were lower in 1995 than in 1994. Intense pricing pressure in the replacement tire industry contributed to margin erosion in both 1996 and 1995. Raw material costs moderated in 1996, following two years of significant increases, and offset some of this impact. These costs, which contributed significantly to the decrease in margins in 1995 from 1994, are expected to continue to moderate during the first half of 1997. The effects of inflation on sales and operations were not material during 1996 and 1995.
   Increases in 1996 and 1995 selling, general and administrative expenses were attributable to increased sales activity levels. As a percent of net sales, these expenses were unchanged.
   Interest expense in 1996 is higher than in 1995 reflecting increased borrowings partially offset by capitalized interest. The decrease in interest expense in 1995 from 1994 resulted from higher amounts of capitalized interest.
   Effective income tax rates in 1996 were comparable to 1995 and were lower in 1995 than in 1994 due to reductions in the effective state and local income tax rate.

Subsequent Event

On February 18, 1997, the Company, through a wholly-owned United Kingdom subsidiary, signed an agreement to acquire the tire operations of Avon Rubber p.l.c. (Avon) of the United Kingdom pending approval of Avon's shareholders in March of 1997. This purchase includes the land and manufacturing facility in Melksham, England; the shares of Avon Tyres Limited and the shares of tire distribution companies in France, Germany and Switzerland; and other minor assets. In a separate transaction the Company is acquiring from Avon various trademarks and technology. The total purchase price for the land, manufacturing facility, shares, trademarks and technology will be approximately $110 million. The Company intends to finance debt associated with the Avon acquisition on a long-term basis through sale of debt securities using its existing Shelf Registration with the Securities and Exchange Commission. The Avon tire operations had sales of $169 million and after tax income of $6.5 million for their fiscal year ended September 28, 1996.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Consolidated statements of financial position at December 31, 1996 and 1995 and consolidated statements of income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 1996, the independent auditor's report thereon, and the Company's unaudited quarterly financial data for the two-year period ended December 31, 1996 are presented on pages 19 through 36 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

Part III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
   Information concerning the Company's directors appears on pages 2 through 6 and 19 of the Company's Proxy Statement dated March 17, 1997 and is incorporated herein by reference. The names, ages, and all positions and offices held by all executive officers of the Company, as of the same date, are as follows:

        Name          Age  Executive Office Held    Business Experience
--------------------- ---  ---------------------   ---------------------
Patrick W. Rooney      61  Chairman of the Board,  Principal Executive
                           President, Chief        Officer and Chairman
                           Executive Officer and   of the Board since
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

J. Alec Reinhardt      55  Executive Vice          Principal Financial
                           President and Director  Officer and Director
                                                   since 1983.  Executive
                                                   Vice President since
                                                   1991.  Vice President
                                                   from 1982 to 1991.
                                                   Secretary from 1977 to
                                                   1986.  General Counsel
                                                   from 1976 to 1983.

John Fahl              60  Vice President and      Vice President since
                           Director                1978.  President of
                                                   Tire Operations since
                                                   1994.  Director since
                                                   1992.  Corporate
                                                   Director of Purchasing
                                                   from 1966 to 1978.

Julien A. Faisant      64  Vice President          Vice President since
                                                   1985.  Principal
                                                   Accounting Officer and
                                                   Corporate Controller
                                                   from 1975 to 1997.








(continued)                         13

Robert C. Gasser       60  Vice President          Vice President since
                                                   1987.  President of
                                                   Engineered Products
                                                   Operations, formerly
                                                   Industrial Products,
                                                   since 1987; Vice
                                                   President-Sales of
                                                   Industrial Products
                                                   from 1983 to 1987.

William C. Hattendorf  62  Vice President and      Vice President since
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

Keith L. Jolliff       54  Vice President          Vice President since
                                                   1995.  Previously
                                                   Director of Corporate
                                                   Purchasing from 1994
                                                   to 1995.  Manager of
                                                   Corporate Purchasing
                                                   from 1973 to 1994.
                                                   Assistant Purchasing
                                                   Agent and Buyer from
                                                   1966 to 1973.

William S. Klein       59  Vice President          Vice President since 1984.
                                                   Vice President-Tire
                                                   Operations since 1975.

Richard D. Teeple      54  Vice President and      Vice President since
                           General Counsel         1990.  General Counsel
                                                   since 1983.  Assistant
                                                   General Counsel from
                                                   1979 to 1983.  Associate
                                                   Counsel from 1977 to 1979.

Stan C. Kaiman         58  Secretary               Secretary since 1986.

Eileen B. White        46  Corporate Controller    Principal Accounting
                                                   Officer and Corporate
                                                   Controller since February
                                                   11, 1997.  Previously
                                                   Assistant Corporate
                                                   Controller from 1994
                                                   to 1997.  Manager of
                                                   Financial Research and
                                                   Compliance from 1986
                                                   to 1994.

Stephen O. Schroeder   46  Assistant Treasurer     Assistant Treasurer
                                                   since 1994.  Previously
                                                   Manager, Cash and
                                                   Employee Funds since
                                                   1984.

   Each such officer shall hold such office until a successor is selected and qualified.

Item 11. EXECUTIVE COMPENSATION

   Information regarding executive compensation appears on pages 6 through 15 of the Company's Proxy Statement dated March 17, 1997 and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information concerning the security ownership of certain beneficial owners and management of the Company's voting securities and equity securities appears on pages 17 through 19 of the Company's Proxy
Statement dated March 17, 1997 and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.


Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

  (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1996.

         INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
                                                                   Page(s)
FINANCIAL STATEMENTS:                                             Reference
                                                                  ---------
   Consolidated Statements of Income for the years
    ended December 31, 1996, 1995 and 1994                           19
   Consolidated Balance Sheets at December 31, 1996 and 1995        20-21
   Consolidated Statements of Stockholders' Equity for the
    years ended December 31, 1996, 1995 and 1994                     22
   Consolidated Statements of Cash Flows for the years
    ended December 31, 1996, 1995 and 1994                           23
   Notes to Consolidated Financial Statements                       24-34
   Report of Independent Auditors                                    35

SUPPLEMENTARY INFORMATION:

   Quarterly Financial Data (Unaudited)                              36

FINANCIAL STATEMENT SCHEDULES:

   II.  Valuation and qualifying accounts                            37

EXHIBITS:

(3)   Certificate of Incorporation and Bylaws
      (i) Certificate of Incorporation, as restated and filed with the Secretary of State of Delaware on May 17, 1993, is incorporated herein by reference from Exhibit 3(i) of the Company's Form 10-Q for the quarter ended June 30, 1993

      (ii) Bylaws, as amended May 5, 1987, are incorporated herein by reference from Exhibit 19 of the Company's Form 10-Q for the quarter ended June 30, 1987

(4) Rights agreement dated as of May 27, 1988 between the Company and KeyCorp Shareholder Services, Inc., as Rights Agent, is incorporated herein by reference from Exhibit 1 to the Company's Form 8-A dated June 3, 1988.

(10)  The following related documents are incorporated by reference:
       a)  1981 Incentive Stock Option Plan - Form S-8
           Registration Statement No. 2-77400, Exhibit 15(a)
       b)  1986 Incentive Stock Option Plan - Form S-8
           Registration Statement No. 33-5483, Exhibit 4(a)
       c)  Thrift and Profit Sharing Plan - Form S-8
           Registration Statement No. 2-58577, Post-Effective
           Amendment No. 6, Exhibit 4
       d) Employment Agreements - Form 10-K for fiscal year ended December 31, 1987, Exhibit 10
       e)  1991 Stock Option Plan for Non-Employee Directors -
           Form S-8 Registration Statement No. 33-47980 and
           Appendix to the Company's Proxy Statement dated
           March 26, 1991
       f) 1996 Stock Option Plan - Form S-8 Registration Statement No. 333-09619 and Appendix to the Company's Proxy
           Statement dated March 26, 1996






(continued)

(12)  Computation of Ratio of Earnings to Fixed Charges              38

(13)  Annual report to security holders, Form 10-Q or quarterly
      report to security holders                                    39-47

(23)  Consent of Independent Auditors                                48

(24)  Powers of Attorney                                            49-52

(27)  Financial Data Schedule

(99)  Undertakings of the Company                                   53-55

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


Date:  March 17, 1997
       --------------

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                       Title                    Date
      ---------                       -----                    ----

PATRICK W. ROONEY*       Chairman of the Board,          March 17, 1997
                         President, Chief Executive
                         Officer and Director
                         (Principal Executive Officer)

J. ALEC REINHARDT*       Executive Vice President and    March 17, 1997
                         Director (Principal Financial
                         Officer)

JOHN FAHL*               Vice President and Director     March 17, 1997

EILEEN B. WHITE*         Corporate Controller            March 17, 1997
                         (Principal Accounting Officer)

ARTHUR H. ARONSON*       Director                        March 17, 1997

DELMONT A. DAVIS*        Director                        March 17, 1997

EDSEL D. DUNFORD*        Director                        March 17, 1997

DEBORAH M. FRETZ*        Director                        March 17, 1997

DENNIS J. GORMLEY*       Director                        March 17, 1997

ALLAN H. MELTZER*        Director                        March 17, 1997

JOHN H. SHUEY*           Director                        March 17, 1997


*By/s/ Stan C. Kaiman
   --------------------------------
   STAN C. KAIMAN, Attorney-in-fact

                    CONSOLIDATED STATEMENTS OF INCOME
                         Years ended December 31
       (Dollar amounts in thousands; per-share amounts in dollars)
                                1996         1995         1994
                             ----------   ----------   ----------
Revenues:
  Net sales                  $1,619,345   $1,493,622   $1,403,243
  Other income                      824        3,836        2,282
                              ---------    ---------    ---------
                              1,620,169    1,497,458    1,405,525

Costs and expenses:
  Cost of products sold       1,366,549    1,242,895    1,125,978
  Selling, general
   and administrative            79,874       73,796       68,748
  Interest                        1,654          697        2,680
                              ---------    ---------    ---------
                              1,448,077    1,317,388    1,197,406
                              ---------    ---------    ---------
Income before income taxes      172,092      180,070      208,119

Provision for income taxes       64,208       67,250       79,600
                              ---------    ---------    ---------

Net income                   $  107,884   $  112,820   $  128,519
                              =========    =========    =========

Net income per share              $1.30        $1.35        $1.54
                                   ====         ====         ====




See Notes to Consolidated Financial Statements, pages 24 to 34.

                       CONSOLIDATED BALANCE SHEETS
        (Dollar amounts in thousands; per-share amounts in dollars)
                                               December 31
                                       --------------------------
ASSETS                                    1996            1995
                                       ----------      ----------
Current assets:
  Cash and cash equivalents            $   19,459      $   23,187

  Accounts receivable, less
    allowances of $3,700 in
    1996 and $3,600 in 1995               267,149         257,049

  Inventories:
    Finished goods                         87,105          88,470
    Work in process                        13,419          13,154
    Raw materials and supplies             41,094          36,340
                                        ---------       ---------
                                          141,618         137,964

  Prepaid expenses and
   deferred income taxes                   15,399          12,384
                                        ---------       ---------
         Total current assets             443,625         430,584

Property, plant and equipment:
  Land and land improvements               23,641          23,038
  Buildings                               265,118         228,877
  Machinery and equipment                 882,774         765,192
  Molds, cores and rings                   69,316          50,626
                                        ---------       ---------
                                        1,240,849       1,067,733

  Less accumulated depreciation
    and amortization                      448,430         388,857
                                        ---------       ---------

         Net property, plant
           and equipment                  792,419         678,876


  Other assets                             36,965          34,241
                                        ---------       ---------

                                       $1,273,009      $1,143,701
                                        =========       =========













(continued)

                                                December 31
                                         -------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY        1996             1995
                                         ----------       ----------
Current liabilities:
  Notes payable                          $   32,000       $       -
  Accounts payable                           81,571           78,823
  Accrued liabilities                        65,727           63,676
  Income taxes                                3,116           10,834
  Current portion of debt                     5,081            5,035
                                          ---------        ---------
         Total current liabilities          187,495          158,368

Long-term debt                               69,489           28,574

Postretirement benefits other
  than pensions                             139,070          132,963

Other long-term liabilities                  37,575           38,341

Deferred income taxes                        52,768           36,656

Commitments                                      -                -


Stockholders' equity:
  Preferred stock, $1 par value;
   5,000,000 shares authorized;
   none issued                                   -                -

  Common stock, $1 par value; 300,000,000
   shares authorized; 83,672,372 shares
   issued (83,661,972 in 1995)               83,672           83,662

  Capital in excess of par value              2,027            1,931

  Retained earnings                         754,481          672,373

  Minimum pension liability                  (7,434)          (9,167)
                                          ---------        ---------
                                            832,746          748,799
  Less:  2,305,500 common shares
          in treasury at cost               (46,134)              -
                                          ---------        ---------
         Total stockholders' equity         786,612          748,799
                                          ---------        ---------

                                         $1,273,009       $1,143,701
                                          =========        =========




See Notes to Consolidated Financial Statements, pages 24 to 34.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          (Dollar amounts in thousands; per-share amounts in dollars)

                         Common  Capital                       Common
                         Stock  In Excess            Minimum   Shares
                         $1 Par  of Par   Retained   Pension    in
                         Value    Value   Earnings  Liability Treasury  Total
                         ------  -------  --------  --------- --------  -----


Balance at
 January 1, 1994        $83,582  $1,215  $472,852  $(7,463)  $    -    $550,186
  Net income                              128,519                       128,519
  Exercise of
   stock options             52     441                                     493
  Cash dividends -
   $.23 per share                         (19,234)                      (19,234)
  Minimum pension
   liability adjustment,
   net of income taxes                               2,113                2,113
                         ------   -----   -------   ------    -------   -------
Balance at
 December 31, 1994       83,634   1,656   582,137   (5,350)       -     662,077
  Net income                              112,820                       112,820
  Exercise of
   stock options             28     275                                     303
  Cash dividends -
   $.27 per share                         (22,584)                      (22,584)
  Minimum pension
   liability adjustment,
    net of income taxes                             (3,817)              (3,817)
                          ------  -----   -------   ------    -------   -------
Balance at
 December 31, 1995        83,662  1,931   672,373   (9,167)       -     748,799
  Net income                              107,884                       107,884
  Purchase of
   treasury shares                                            (46,134)  (46,134)
  Exercise of
   stock options              10     96                                     106
  Cash dividends -
   $.31 per share                         (25,776)                      (25,776)
  Minimum pension
   liability adjustment,
   net of income taxes                               1,733                1,733
                          ------  -----   -------   ------    -------   -------
Balance at
 December 31, 1996       $83,672 $2,027  $754,481  $(7,434)  $(46,134) $786,612
                          ======  =====   =======   ======    =======   =======





See Notes to Consolidated Financial Statements, pages 24 to 34.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Years ended December 31
          (Dollar amounts in thousands, per share amounts in dollars)
                                      1996        1995        1994
                                   ----------  ----------  ----------
Operating activities:
  Net income                       $107,884    $112,820    $128,519
  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
      Depreciation and
       amortization                  76,820      63,313      55,603
      Deferred income taxes          14,096       9,356       8,983

  Changes in operating assets
   and liabilities:
      Accounts receivable           (10,100)    (35,812)    (39,034)
      Inventories and
       prepaid expenses              (6,669)    (20,159)     (6,174)
      Accounts payable and
       accrued liabilities            4,799       2,052      24,698
      Postretirement benefits
       other than pensions            7,207       6,315       8,170
      Other                          (5,830)      3,051        (828)
                                    -------     -------     -------
  Net cash provided by
   operating activities             188,207     140,936     179,937

Investing activities:
  Property, plant and equipment    (193,696)   (194,894)    (78,449)
  Other                                 604       1,258          88
                                    -------     -------     -------
  Net cash used in
   investing activities            (193,092)   (193,636)    (78,361)

Financing activities:
  Issuance of debt                  162,000          -       13,000
  Payment on debt                   (89,039)     (5,117)    (18,349)
  Purchase of treasury shares       (46,134)         -           -
  Payment of dividends              (25,776)    (22,584)    (19,234)
  Issuance of common shares             106         303         493
                                    -------     -------     -------
  Net cash provided by (used in)
   financing activities               1,157     (27,398)    (24,090)
                                    -------     -------     -------
Changes in cash and cash
 equivalents                         (3,728)    (80,098)     77,486
Cash and cash equivalents
 at beginning of year                23,187     103,285      25,799
                                    -------     -------     -------
Cash and cash equivalents
 at end of year                    $ 19,459    $ 23,187    $103,285
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

   Cash and cash equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount reported in the balance sheets for cash and cash equivalents approximates its fair value.

   Inventories - Substantially all inventories are valued at cost, using the last-in, first-out (LIFO) cost method, which is not in excess of market.

   Property, plant and equipment - Assets are recorded at cost and depreciated or amortized using the straight-line method over their expected useful lives. For income tax purposes accelerated depreciation methods and shorter lives are used.

   Stock options - The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees". Accordingly, additional disclosures required under Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," are included in the Stock Options note.

   Revenue recognition - Revenues are recognized when goods are shipped to customers in accordance with their purchase orders.

   Warranties - Estimated costs for product warranties are charged to income at the time of sale.

   Research and development - Costs are charged to expense as incurred and amounted to approximately $19,700, $16,000, and $14,700 in 1996, 1995 and 1994, respectively.

BUSINESS

The Company, a specialist in the rubber industry, manufactures and markets automobile and truck tires, inner tubes, vibration control products, hoses and hose assemblies, and automotive sealing systems. Product shipments to original equipment vehicle manufacturers historically have approximated 15 to 20 percent of net sales.

(continued)

   The Company manufactures products for the transportation industry. Shipments to customers outside of the United States approximated nine, eight and seven percent of net sales in 1996, 1995 and 1994, respectively. Sales to one major customer approximated 17, 14 and 13 percent of net sales in 1996, 1995 and 1994, respectively.

INVENTORIES

Under the LIFO method, inventories have been reduced by approximately $73,925 and $76,309 at December 31, 1996 and 1995, respectively, from current cost which would be reported under the first-in, first-out method.

DEBT

Short-term debt consists of commercial paper borrowings and notes payable at a weighted average interest rate of 5.6%.

   The Company's long-term debt at December 31 consisted of the following:
                                                 1996          1995
                                                 ----          ----
   Commercial paper notes with a
    weighted average interest rate of 5.6%     $46,000       $     -
   9% senior notes due 2001                     22,727        27,273
   Capitalized lease due 2021 at variable
    rates (4.6% in 1996; 5.8% in 1995)           5,130         5,133
   8-7/8% Mortgage note due 1998                   713         1,203
                                                ------        ------
                                                74,570        33,609
   Less current maturities                       5,081         5,035
                                                ------        ------
                                               $69,489       $28,574
                                                ======        ======

   The Company has an agreement with four banks authorizing borrowings up to $150,000 on a long-term basis through October 31, 2001 and $100,000 on a short term basis, with interest at varying rates. The credit facility supports the issuance of commercial paper. The proceeds may be used for general corporate purposes. A commitment fee is payable quarterly and is based on the daily unused portion of the amount authorized.

   The $46 million of commercial paper notes which were issued for the repurchase of the Company's common stock are due within one year. The Company intends to refinance them on a long-term basis and has the ability to do so through its existing credit agreement, although other facilities may be used for this purpose.

   The 9% senior notes, due October 1, 2001, provide for semiannual interest payments on April 1 and October 1 and annual principal payments of $4,545 on October 1 through the year 2000. Based on the borrowing rates available to the Company for instruments with similar terms and maturity at December 31, 1996 and 1995 the fair value of the senior notes was $24,110 and $29,733, respectively.

   The most restrictive covenants under the loan agreements require the maintenance of $65,000 in working capital and restrict the payment of dividends. The amount of retained earnings not restricted was $578,410 at December 31, 1996.
(continued)

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

   Interest paid on debt during 1996, 1995 and 1994 was $6,217, $3,515 and $3,911, respectively. The amount of interest capitalized was $4,315, $2,694 and $1,170 during 1996, 1995 and 1994, respectively.

   The required principal payments for long-term debt during the next five years are as follows: 1997 - $5,081; 1998 - $4,723; 1999 - $4,545;
2000 - $4,545; 2001 - $4,545.

ACCRUED LIABILITIES

Accrued liabilities at December 31, were as follows:
                                            1996             1995
                                            ----             ----
Payroll                                   $32,299          $29,422
Other                                      33,428           34,254
                                           ------           ------
                                          $65,727          $63,676
                                           ======           ======

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

COMMON STOCK

There were 9,738,718 common shares reserved for the exercise of stock options and contributions to the Company's Thrift and Profit Sharing and Pre-Tax Savings plans at December 31, 1996.

STOCK OPTIONS

The Company has elected to follow APB No. 25, "Accounting for Stock Issued to Employees," in accounting for employee stock options. The alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25 no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock at the date of grant.

   In the opinion of management, the existing fair value models do not provide a reliable measure of the value of employee stock options. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. The Company's employee stock options have characteristics significantly different from those of traded options.
In addition, option valuation models require highly subjective assumptions including the expected stock price volatility. Changes in these assumptions can materially affect the fair value estimate.

   SFAS No. 123 is effective for awards granted by the Company during fiscal years beginning after December 15, 1994. The Standard requires, if APB No. 25 is followed, disclosure of pro forma information regarding net income and earnings per share determined as if the Company accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                              1996            1995
                                              ----            ----
   Risk-free interest rate                    6.6%            6.2%
   Dividend yield                             1.0%            1.0%
   Expected volatility of the Company's
    common stock                              .206            .203
   Expected life                            5.4 years       5.3 years

The weighted-average fair value of options granted in 1996 and 1995 was $5.58 and $6.98, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the option's vesting period. During 1995, only grants awarded during the year are amortized. During 1996, amortization attributable to grants awarded in both 1995 and 1996 impacts pro forma results. The Company's reported and pro forma information follows:

                                              1996       1995
                                              ----       ----
   Net income:          Reported            $107,884   $112,820
                        Pro forma            107,363    112,653
   Earnings per share:  Reported               $1.30      $1.35
                        Pro forma               1.29       1.35

(continued)                           27

   The Company's 1981, 1986 and 1996 incentive stock option plans provide for granting options to key employees to purchase common shares at prices not less than market at the date of grant. Options under these plans may have terms of up to ten years becoming exercisable in whole or in consecutive installments, cumulative or otherwise. The 1981 and 1986 plans were amended in 1988 to allow the granting of nonqualified stock options. Nonqualified stock options are not intended to qualify for the tax treatment applicable to incentive stock options under provisions of the Internal Revenue Code. The options granted under these plans which were outstanding at December 31, 1996 have a term of ten years and become exercisable 50 percent after the first year and 100 percent after the second year.

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

   Summarized information for the plans follows:
                                           Weighted
                                            Average
                           Number of        Exercise       Price Range
                             Shares          Price          Per Share
                           ---------        ---------      -----------
January 1, 1994
  Outstanding                454,769         $16.10      $5.09 - $34.69
  Granted under 1986 plan     75,000          24.50               24.50
  Granted under 1991 plan      2,910          26.44               26.44
  Exercised                  (52,304)          9.43        5.09 - 15.19
  Cancelled                  ( 5,143)         23.65       12.16 - 34.69
                             -------
December 31, 1994
  Outstanding                475,232          18.15        5.09 - 34.69
  Exercisable                355,522          15.93
  Granted under 1986 plan    103,800          24.13               24.13
  Granted under 1991 plan      3,153          24.25               24.25
  Exercised                  (27,900)         10.87        5.09 - 25.00
  Cancelled                  (13,110)         24.90       24.13 - 25.00
                             -------
December 31, 1995
  Outstanding                541,175          19.54        5.09 - 34.69
  Exercisable                397,822          17.85
  Granted under 1991 plan      1,703          24.31               24.31
  Granted under 1996 plan    140,900          18.50               18.50
  Exercised                  (10,400)         10.23        5.09 - 15.19
  Cancelled                  (27,786)         19.57        5.09 - 34.69
                             -------
December 31, 1996
  Outstanding                645,592          19.47        5.09 - 34.69
  Exercisable                454,439          19.24

The weighted average remaining contractual life of options outstanding at December 31, 1996 is 6.7 years.

   SFAS No. 123 also requires segregated disclosure of options outstanding if a significant range of exercise prices exists. This information is presented below:
(continued)

                                              December 31,
                                        1996      1995      1994
                                        ----      ----      ----
 Options with an exercise price
  of less than $20:

  Options outstanding                 327,046   205,846   233,446
   Weighted average exercise price     $14.45    $11.19    $11.13
   Remaining contractual life             6.2       4.6       5.6

  Options exercisable                 187,646   205,846   233,446
   Weighted average exercise price     $11.44    $11.19    $11.13

 Options with an exercise price
  equal to or greater than $20:

  Options outstanding                 318,546   335,329   241,786
   Weighted average exercise price     $24.63    $24.67    $24.92
   Remaining contractual life             7.2       8.2       8.5

  Options exercisable                 266,793   191,976   122,076
   Weighted average exercise price     $24.73    $25.00    $25.11

   The status of options exercisable and available for grant for each plan is as follows:
                             1981       1986       1991       1996
                             Plan       Plan       Plan       Plan
                             ----       ----       ----       ----
December 31, 1994
  Exercisable               24,024     326,022     5,476
  Available for grant         none   1,236,990    91,378
December 31, 1995
  Exercisable               22,424     367,012     8,386
  Available for grant         none   1,146,300    88,225
December 31, 1996
  Exercisable               22,424     425,712     6,303         none
  Available for grant         none        none    90,758    3,060,600

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







(continued)

   The Company continues to fund these benefit costs as claims are incurred.  Postretirement benefits expense for 1996, 1995 and 1994 included the following components:
                                1996        1995        1994
                              -------     -------     -------
   Service cost               $ 3,254     $ 2,607     $ 3,022
   Interest cost               10,674       9,810      10,803
   Amortization                     -        (333)        261
                               ------      ------      ------
                              $13,928     $12,084     $14,086
                               ======      ======      ======

   The status of the Company's plans at December 31, 1996 and 1995 was as follows:
                                                   1996         1995
                                                 --------     --------
   Accumulated postretirement
     benefits obligation (APBO):
      Retirees                                   $ 78,378     $ 71,077
      Fully eligible active plan participants      26,413       25,131
      Other active plan participants               39,143       37,314
                                                  -------      -------
                                                  143,934      133,522
   Deferred gain                                    2,836        6,041
                                                  -------      -------
   Postretirement benefits liability             $146,770     $139,563
                                                  =======      =======

   These amounts are included in the accompanying balance sheet captions:
                                                     1996           1995
                                                     ----           ----
     Accrued liabilities                          $  7,700       $  6,600
     Postretirement benefits other than pensions   139,070        132,963
                                                   -------        -------
                                                  $146,770       $139,563
                                                   =======        =======

The discount rate used in determining the APBO was 8.0 percent in 1996 and 1995. At December 31, 1996, the assumed average annual rate of increase in the cost of health care benefits (health care cost trend rate) was 9.0 percent for 1997 declining by 1/2 percent per year through 2004 when the ultimate rate of 5.5 percent is attained. This trend rate assumption has a significant effect on the amounts reported above. A
1.0 percent increase in the health care cost trend rate would increase the APBO by $5,057 and the net periodic expense by $441 for the year.

   The Company has a Voluntary Employees' Beneficiary Trust and Welfare Benefits Plan (VEBA) to fund health benefits for eligible active and retired employees. The pre-funded amount was $11,400 in 1996 and $11,000 in 1995.



(continued)

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

   Pension expense for 1996, 1995 and 1994 included the following components:
                                      1996          1995         1994
                                     ------        ------       ------
Service cost                         $13,811       $ 9,833      $ 9,769

Interest cost                         24,707        20,374       17,485

Actual return on plan assets         (44,559)      (54,268)       1,565

Net amortization and deferral         24,144        38,966      (17,201)
                                      ------        ------       ------
Net periodic pension cost            $18,103       $14,905      $11,618
                                      ======        ======       ======

   The increases in service and interest costs in 1996 result from changes in certain demographic actuarial assumptions made at December 31, 1995.

   The plans' assets consist of cash, cash equivalents and marketable securities.  The funded status of the Company's plans at December 31,
1996 and 1995 was as follows:
                                            December 31, 1996
                                       -----------------------------
                                             Plans for Which
                                             ---------------
                                       Assets Exceed     Accumulated
                                        Accumulated       Benefits
                                         Benefits       Exceed Assets
                                       -------------    -------------
Actuarial present value of
 benefit obligations:

  Vested benefit obligation               $147,256         $120,221
                                           =======          =======

  Accumulated benefit obligation          $150,416         $123,905
                                           =======          =======

  Projected benefit obligation            $218,512         $124,911

Plans' assets at fair value                225,077           95,195
                                           -------          -------
Projected benefit obligation less than
 (in excess of) plan assets                  6,565          (29,716)

Unrecognized transition amount               4,485            2,326

Unrecognized prior service cost                 93            9,818
(continued)

Unrecognized net loss                       12,736           12,753

Adjustment for minimum liability                -           (24,709)
                                           -------           ------
Pension asset (liability)
 recognized in the Balance Sheet          $ 23,879         $(29,528)
                                           =======          =======
                                            December 31, 1995
                                       -----------------------------
                                             Plans for Which
                                             ---------------
                                       Assets Exceed     Accumulated
                                        Accumulated       Benefits
                                         Benefits       Exceed Assets
                                       -------------    -------------
Actuarial present value of
 benefit obligations:

  Vested benefit obligation               $131,996         $108,028
                                           =======          =======

  Accumulated benefit obligation          $135,171         $111,320
                                           =======          =======

  Projected benefit obligation            $203,446         $112,845

Plans' assets at fair value                187,831           82,144
                                           -------          -------
Projected benefit obligation
 in excess of plan assets                  (15,615)         (30,701)

Unrecognized transition amount               5,175            2,723

Unrecognized prior service cost                  -            8,014

Unrecognized net loss                       33,093           15,895

Adjustment for minimum liability                 -          (26,117)
                                           -------           ------
Pension asset (liability)
 recognized in the Balance Sheet          $ 22,653         $(30,186)
                                           =======          =======

The assumed rate of increase in future compensation levels was 5.5 percent and the assumed discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5 percent at December 31, 1996 and 1995. The expected long-term rate of return on the plans' assets was 10 percent in 1996, 1995 and 1994.

   The information presented above includes an unfunded, nonqualified supplemental executive retirement plan covering certain employees whose participation in the qualified plan is limited by provisions of the Internal Revenue Code.

   The Company sponsors several defined contribution plans for its employees. Substantially all employees are eligible to participate upon attaining minimum continuous service requirements. Participation is voluntary and participants' contributions are based on their compensation. The Company matches certain plan participants' contributions up to various limits. Company contributions are based on the lesser of (a) participants' contributions up to a specified percent of each participant's compensation, less any forfeitures, or (b) an amount equal to 15 percent of the Company's pre-tax earnings in excess of ten percent of stockholders' equity at the beginning of the year. Expense for these plans was $8,331, $8,489 and $7,723 for 1996, 1995 and 1994, respectively.

INCOME TAXES

The provision for income taxes consists of the following:
                                     1996        1995        1994
                                   -------     -------     -------
Current:
  Federal                          $44,250     $51,141     $60,819
  State and local                    5,862       6,753       9,798
                                    ------      ------      ------
                                    50,112      57,894      70,617
Deferred:
  Federal                           12,096       8,062       7,677
  State and local                    2,000       1,294       1,306
                                    ------      ------      ------
                                    14,096       9,356       8,983
                                    ------      ------      ------
                                   $64,208     $67,250     $79,600
                                    ======      ======      ======

   The effective income tax rate differs from the statutory Federal tax rate as follows:
                                       1996      1995      1994
                                       -----     -----     -----
Statutory Federal tax rate             35.0%     35.0%     35.0%

State and local income taxes,
  net of Federal income tax
  benefit                               3.0       2.9       3.5

Other                                  (0.7)     (0.6)     (0.3)
                                       ----      ----      ----
Effective income tax rate              37.3%     37.3%     38.2%
                                       ====      ====      ====

   Payments for income taxes in 1996, 1995 and 1994 were $57,884, $53,110 and $70,634, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996 and 1995 are as follows:







(continued)

                                                1996        1995
                                               -------     -------
Deferred tax liabilities:
  Property, plant and equipment                $ 87,327    $75,238
  Other                                          28,647     23,945
                                                -------     ------
    Total deferred tax liabilities              115,974     99,183
Deferred tax assets:
  Postretirement benefits other than pensions    50,661     48,163
  Other                                          24,175     25,025
                                                -------     ------
    Total deferred tax assets                    74,836     73,188
                                                -------     ------
    Net deferred tax liabilities               $ 41,138    $25,995
                                                =======     ======

These amounts are included in the accompanying balance sheet captions:
                                              1996        1995
                                             -------     -------
Prepaid expenses and deferred income taxes   $11,630     $10,661
Deferred income taxes                         52,768      36,656
                                              ------      ------
   Net deferred tax liabilities              $41,138     $25,995
                                              ======      ======

LEASE COMMITMENTS

The Company rents certain manufacturing facilities and equipment under long-term leases expiring at various dates. Rental expense for operating leases was $7,242 for 1996, $6,696 for 1995 and $6,235 for 1994.
   Future minimum payments for all noncancelable operating leases during the next five years are as follows: 1997 - $2,596; 1998 - $2,127; 1999 -
$1,580; 2000 - $856; 2001 - $564.

EARNINGS PER SHARE

Net income per share is based upon the weighted average number of shares outstanding which were 83,213,960 in 1996, 83,645,864 in 1995 and
83,623,234 in 1994. The effect of common stock equivalents is not significant for any period presented.

SUBSEQUENT EVENT
On February 18, 1997, the Company, through a wholly-owned United Kingdom subsidiary, signed an agreement to acquire the tire operations of Avon Rubber p.l.c. (Avon) of the United Kingdom pending approval of Avon's shareholders in March of 1997. This purchase includes the land and manufacturing facility in Melksham, England; the shares of Avon Tyres Limited and the shares of tire distribution companies in France, Germany and Switzerland; and other minor assets. In a separate transaction the Company is acquiring from Avon various trademarks and technology. The total purchase price for the land, manufacturing facility, shares, trademarks and technology will be approximately $110 million. The Company intends to finance debt associated with the Avon acquisition on a long-term basis through sale of debt securities using its existing Shelf Registration with the Securities and Exchange Commission. The Avon tire operations had sales of $169 million and after tax income of $6.5 million for their fiscal year ended September 28, 1996.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

Cooper Tire & Rubber Company

We have audited the accompanying consolidated balance sheets of Cooper Tire & Rubber Company as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper Tire & Rubber Company at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                          /s/ Ernst & Young LLP
                                          ---------------------
                                          ERNST & YOUNG LLP




Toledo, Ohio
February 11, 1997,
except for the Subsequent Event,
as to which the date is
February 18, 1997

                        QUARTERLY FINANCIAL DATA
                              (UNAUDITED)

        (All dollar amounts in thousands except per share figures)
                                              QUARTER
                             ------------------------------------------
1996                          FOURTH      THIRD      SECOND     FIRST
----                          ------      -----      ------     -----
Net Sales                    $416,277    $423,172   $398,858   $381,038
Gross Margin                 $ 71,704    $ 64,095   $ 60,292   $ 56,705
Net Income                   $ 32,700    $ 26,913   $ 25,162   $ 23,109
Net Income Per Share             $.40        $.32       $.30       $.28
Dividend Per Share              $.085       $.075      $.075      $.075

Stock Price:  High            $21 7/8     $22 3/8    $26 5/8    $27 1/4
              Low             $18 3/4     $18        $21 7/8    $22 3/4

[CAPTION]
                                              QUARTER
                             ------------------------------------------
1995                          FOURTH      THIRD      SECOND     FIRST
----                          ------      -----      ------     -----
[S]                          [C]         [C]        [C]        [C]
Net Sales                    $381,899    $375,004   $371,366   $365,353
Gross Margin                 $ 70,224    $ 61,505   $ 57,576   $ 61,422
Net Income                   $ 33,894    $ 27,048   $ 24,661   $ 27,217
Net Income Per Share             $.41        $.32       $.29       $.33
Dividend Per Share              $.075       $.075      $.060      $.060

Stock Price:  High            $25 3/4     $27 3/8    $29 1/8    $29 5/8
              Low             $22 1/4     $23 5/8    $22 7/8    $23 3/8

                        COOPER TIRE & RUBBER COMPANY

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                Years ended December 31, 1996, 1995 and 1994
                   Balance at    Additions                   Balance
                   Beginning      Charged     Deductions     at End
                    of Year      To Income        (a)        of Year
                   ---------     ---------     ---------     -------
Allowance for
  doubtful accounts:
     1996         $3,600,000    $1,050,960    $  950,960   $3,700,000
                   =========     =========     =========    =========

     1995         $3,600,000    $  375,705    $  375,705   $3,600,000
                   =========     =========     =========    =========

     1994         $3,100,000    $1,089,074    $  589,074   $3,600,000
                   =========     =========     =========    =========

(a) Accounts charged off during the year, net of recoveries of accounts previously charged off.

                                                            Exhibit (12)


            COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                  (000's)
                                     Years Ended December 31
                          1996      1995      1994      1993      1992
                          ----      ----      ----      ----      ----
Consolidated income
 before income taxes  $172,092  $180,070  $208,119  $164,250   $169,841
Add:
  Interest and
   amortization of
   debt expense          1,654       697     2,680     2,351      2,081
  Interest portion of
   rental expense        2,414     2,232     2,078     1,787      1,919
                       -------   -------   -------   -------    -------
  Income as adjusted  $176,160  $182,999  $212,877  $168,388   $173,841
                       =======   =======   =======   =======    =======
Fixed charges:
  Interest and
   amortization of
   debt expense       $  1,654  $    697  $  2,680  $  2,351   $ 2,081
  Capitalized interest   4,315     2,694     1,170     2,297     2,907
  Interest portion of
   rental expense        2,414     2,232     2,078     1,787     1,919
                       -------   -------   -------   -------    ------
  Total fixed charges $  8,383  $  5,623  $  5,928  $  6,435   $ 6,907
                       =======   =======   =======   =======    ======
Ratio of earnings to
  fixed charges           21.0      32.5      35.9      26.2      25.2
                          ====      ====      ====      ====      ====

Consolidated income before income taxes in 1992 is before the cumulative effect of changes in accounting for postretirement benefits other than pensions.

Exhibit (13)
           OPERATIONS REVIEW AND PRODUCT OVERVIEW

                     OPERATIONS REVIEW

Tire Products

INDUSTRY OVERVIEW
   Cooper's total tire shipments in 1996 posted a gain over the previous year, maintaining a consistent growth pattern and exceeding the pace recorded by the overall industry.
        Industry replacement tire shipments increased 5.1 percent, rising more than 10 million units from the 1995 total of 204 million. This outcome is attributed to the increase in light vehicle registrations, the aging of the vehicles currently on the road and the increase in miles traveled per vehicle.
        By product category, industry replacement passenger shipments increased 5.1 percent; light truck replacement tire shipments posted an increase of 8.1 percent; and medium truck tire shipments decreased by
   1.1 percent. Tube sales continued their decline resulting in a 3.6 percent decrease from 1995 totals.
        Consumer purchases of low profile passenger radials continued to rise in 1996, improving market share from 53 percent in 1995 to 57.4 percent in 1996. Cooper introduced several new low profile sizes in 1996, matching the increasing demand for this growing market.
        Independent tire dealers continued to rise in popularity among consumers who purchased tires last year. According to Modern Tire Dealer, a leading industry magazine, 69.5 percent of replacement passenger tires reached the U.S. consumer in 1996 through independent tire dealers.
        With a substantial share of Cooper's tire sales moving through independent tire dealers, the Company's ongoing commitment to this segment of the market remains intact.

   PRODUCTS
   In 1996 Cooper kept pace with the industry's focus on meeting the demands of today's performance-oriented driver by expanding size offerings and adding six new passenger tire lines.
        Cooper's latest entry into the snow tire market, the Weather-Master XGR Radial, met the growing consumer demand for traction tires. Based on a specially engineered studless design developed for the Japanese market, the Weather-Master XGR has a unique tread compound containing a special particle additive that helps increase traction by forming additional gripping edges.
        Cooper also upgraded its Cobra Radial G/T and Cobra Radial GTH performance tire lines. Updates to the Cobra G/T include a new long-wearing tread design that carries a 50,000-mile limited treadwear warranty; a T-speed rating on all 60, 65 and 70 series sizes to match popular original equipment (O.E.) applications; and a new, stylized sidewall option that offers a traditional performance white letter style on one side while the reverse side sports a unique Cobra-inspired, black-letter look for a more subtle effect.
        Called the most technologically advanced Cooper performance tire to date, the new H-rated Cobra GTH radial line scored exceptionally well when tested against some of the industry's finest performance radials. With new symmetric and asymmetric designs and a 45,000 mile limited treadwear protection warranty, the GTH offers car enthusiasts excellent handling and cornering in all seasons.
        Beginning in early 1997 Cooper has extended the Cobra line to provide a new level of tire performance capability. Both the new Cobra ZHP and the Cobra Radial GTZ are among the industry's first Z-speed rated tires to qualify for the new AA UTQG rating for traction. (ontinued)

        Among other characteristics, the Cobra ZHP has a unique directional block element tread, specially formulated compounding and a special bead filler that stiffens the lower sidewall for excellent handling on tough cornering situations.
        The Cobra Radial GTZ combines deep channel tread elements with a high void ratio to provide excellent wet and dry handling capability in all weather conditions.
        The newest addition to the Cooper line is the T-rated Sportmaster GLT, which is metric sized to meet the requirements of most popular import cars. Combined with excellent wet and dry traction, the tire's tread compound is specifically formulated to provide a balance of all season traction, good handling and long wear. The Sportmaster GLT carries a 40,000 mile limited treadwear protection warranty.
        In order to meet the competitive demands of the tire industry, Cooper added an associate brand line in early 1997. Developed as "value-based brands," the existing Starfire line has been updated and is now available to Cooper dealers while the all-new Roadmaster line is available to Mastercraft dealers. The new associate brand lines will help Cooper's proprietary brands gain additional market share in areas where strong brand penetration has prevented further growth.
        By monitoring original equipment trends and responding to consumer feed-back, Cooper is contin-ually upgrading and expanding tire lines to meet current consumer demand.

   FACILITIES
   The Findlay and Tupelo plants both achieved production milestones in late 1996.
        In October the 50 millionth radial tire produced at the Findlay plant rolled off the line. Radial production began at the plant in 1974 responding to increasing demand and decreasing popularity of bias tires. Today, radial passenger and light truck tires comprise about 90 percent of the total production in Findlay, which is the only Cooper plant still producing bias truck tires.
        In November the Tupelo plant marked the production of its 100 millionth radial tire. Radial passenger tires are the only product manufactured at Cooper's Tupelo location.
        Throughout the year, expansion efforts continued at the tire facilities to meet production and customer service demands. In early 1996, warehousing began in the 200,000-square-foot addition to the distribution center located at the Tupelo plant. Completed in December 1995, the expansion increased the Tupelo warehouse space by 50 percent.
        In Albany a 300,000-square-foot expansion of warehouse and production areas reached completion in 1996. The plant expansion allowed for increased passenger and radial medium truck production and will accommodate future growth while the added space at the warehouse enabled dock doors to be added and increased storage capacity.
        Consolidation of tube production and distribution at the Clarksdale facility was completed at the end of 1996. The consolidation is a continuation of changes initiated in 1995, which included the renovation and modernization of the facility and a 48,000-square-foot expansion of manufacturing and warehousing space. The streamlining of tube production and distribution in Clarksdale allows for continued expansion of Cooper's engineered products manufacturing capacity in the Piedras Negras facility.
        Three of the four tire plants are now equipped with a new computerized maintenance and production system. This high-tech system links maintenance, production, purchasing, accounting and engineering to help achieve a proactive approach to maintaining production equipment. The system helps the maintenance and production departments schedule maintenance for equipment while ensuring the resources--technicians, parts and equipment--necessary to accomplish the task are available.
   The Findlay plant came "on-line" in early 1995 and both the Albany and (continued)

   Texarkana plants began using the system in late 1996. The Tupelo plant is planning for the system installation in late 1997.
        Production efforts also were enhanced in 1996 with the addition of an automated finishing system at the Texarkana plant. The new procedure transfers the tires between each of the finishing processes, sorting the tires by size and sidewall style as they progress along the conveyor. A scanner is located at various points above the conveyor to read each tire's bar code and sort the tire into the appropriate trimming, buffing, uniformity, balancing and labeling areas. Texarkana is the third of Cooper's tire plants to install the new system, which enhances the sorting process and moves the tires more efficiently throughout the finishing departments.
        By mid-1996 Cooper began producing tire molds at its multi-million dollar manufacturing facility located in Findlay. The new high-tech operation will continue to help Cooper fulfill part of its strategic plan to ensure a competitive edge in the marketplace today and well into the 21st century.

   TECHNOLOGY
   As with many global markets today, using advanced computer technology is an integral part of production in the tire industry. During 1996 Cooper's development engineers continued to employ technological advancements with the goal of further decreasing cost, improving quality and enhancing driving comfort and overall satisfaction for consumers.
        A new process, applying a nylon overwrap, was specially designed for the Company's Z-speed rated and low aspect ratio H-rated tires. The process eliminates full width splices while enhancing the tire's durability and uniformity. Positioned between the belt and the tread, the overwrap enables the tire to maintain integrity when traveling at higher speeds.
        Cooper's new Cobra GTH was the first product developed using a fully-integrated design system. Using the three-dimensional computer design software, Findlay engineers generated the tire's design and created the engineering specifications and drawings for the line. The tire's mold was developed from this data base and then manufactured at Cooper's new mold operations facility.
        In response to a growing consumer demand for driving comfort and value, Cooper continues to access technological advancements to enhance durability and reduce noise generated when a tire comes in contact with the road. A new tire durability model and tire noise model are being used in the research of potential lines. Last year, results from the models were applied in the development of the Cobra Radial GTZ.
   Designed with the ultimate in driving comfort in mind, the tire features a variable pitch sequence to help keep noise levels at a minimum.

   MARKETING
   During recent years Cooper has received recognition from a variety of sources for quality, customer service and overall operations and 1996 was no exception. Acknowledging Cooper as a "customer-focused organization," Unisys honored the Company in June with a 1995 CUSTOMERIZE Award for Excellence. For the past four years Unisys has presented the award to customers that consistently use creative applications of information technology to better serve their customers. As the only recipient based in the United States, Cooper was one of four companies selected for the award from the Unisys worldwide base of more than 50,000 clients.
        In its Annual Tire Brands Survey, the industry magazine Tire Review identified Cooper and Mastercraft as two of the most well-liked brands by tire dealers. Out of the 47 tire brands mentioned during the random survey of dealers, Mastercraft was named as one of the top five overall suppliers while Cooper was named at the top of the "major" brands (continued) category. Both Cooper and Mastercraft fared well in the individual categories, which included on-time delivery, product availability, tire line coverage, product quality and purchasing terms.
        Considered to be a "premier listing," Cooper was named among the 1,000 largest companies in the world by Industry Week magazine. In its May issue, the magazine reported Cooper ranked 852 in the global listing. In early 1997, a leading consumer product testing organization reported its findings from a test conducted on standard all-season tires. Out of the ten tires analyzed, Cooper's Lifeliner Classic II ranked among the top five in overall performance, finishing ahead of many well-known and respected competitors. The final results were based on individual tests that included braking, cornering, hydroplaning, ride comfort and noise.
        Awareness for Cooper also hit a peak in mid-1996 with the Company's most successful product launch--the new Cobra GTH line. For the first time, Cooper published test results against comparable competitors' tires--illustrating the Cobra's strong performance. In addition, by incorporating a photo of a coiled king cobra as the background for the graphics on printed materials, the live snake's unique coloring and texture provided an extraordinary visual image and generated exceptional interest for the advertising campaign. The graphics, along with a specially designed Cobra logo, were used for full-page ads in trade magazines, along with a generous assortment of promotional materials for in-store use. The graphics also are being incorporated into new advertising materials promoting the Cobra GTZ and ZHP, introduced early in 1997.
        Year-long advertising campaigns included a variety of printed materials in trade publications and the continuation of cable television spots featuring computer-animated logos. Also in 1996, Paul Harvey continued to inform listeners of Cooper's quality on his popular syndicated radio program that airs during morning, noon and evening news segments. For the seventh consecutive year, the icon of radio airwaves has represented the Company well by enlightening listeners with his highly respected opinion of Cooper.
        Beginning in 1997, golfing legend Arnold Palmer will serve as the new spokesman for Cooper Tire. Palmer, who is known world-wide as a "down to earth" individual, is well respected for his integrity, perseverance and dedication. Those same qualities can be said to describe Cooper's reputation in the tire industry. Using Palmer as a spokesman, Cooper expects to create a unique synergy to help build a new level of national awareness for the Cooper brand.
        Cooper has expanded the 1997 advertising program significantly to include television spots on popular cable channels.
        In addition to the increased media schedule, Cooper will also serve as an associate sponsor of the Bay Hill Invitational Golf Tournament in Orlando, Florida. The annual PGA tournament, held in March, includes Cooper television spots on NBC during prime weekend coverage. Last year the tournament generated an attendance of more than 150,000.
        With Palmer's recognition value outside the sporting community along with the increase in the popularity of golf, Cooper will be positioned to create an unprecedented level of consumer awareness in the coming years.


   GLOSSARY OF TERMS

   ASYMMETRIC/SYMMETRIC - Terms used to describe a tread design on a tire. Dividing a tire down the center circumferentially, a symmetric design is consistent on both sides while the asymmetric is different.

   LOW PROFILE TIRES - Based on industry standards, tires having an aspect ratio of less than 75 are considered to be low profile.
   (continued)

   OVERWRAP - A component in the tire made up of nylon cord placed around the circumference of the tire. Used on some H and all Z-rated tires, an overwrap is used to restrain the growth of the steel belt due to centrifugal force resulting from high-speed operation.

   SERIES (aspect ratio) - The percentage relationship between a tire's section height and its section width. (On a 70 series tire, the section height is 70 percent of the width.) Visually, the tires with low aspect ratios have shorter sidewalls and wider treads than tires with high aspect ratios.

   SPEED RATINGS - The speed-rating system used today originated in Europe in an effort to define the performance levels of tires. The standardized speeds for passenger and light truck tires are:

         Speed      Speed              Speed      Speed
         Symbol     Category           Symbol     Category
         ------------------------      -------------------------
           N    140 km/h (87 mph)        U    200 km/h (124 mph)
           P    150 km/h (93 mph)        H    210 km/h (130 mph)
           Q    160 km/h (99 mph)        V    240 km/h (150 mph)
           R    170 km/h (106 mph)       W    270 km/h (169 mph)
           S    180 km/h (112 mph)       Y    300 km/h (188 mph)
           T    190 km/h (118 mph)       ZR  above 240 km/h (150 mph)

   UNIFORM TIRE QUALITY GRADING (UTQG) - A system required by the National Highway Transportation Safety Administration to help consumers compare tire features and benefits.

   VARIABLE PITCH SEQUENCE - Made up of three to five different lengths of tread "blocks" on a tire. By arranging the elements in specific sequence, tonality of the tire can be reduced, minimizing the perception of noise generated when the tire makes contact with the road.











   Engineered Products

   INDUSTRY OVERVIEW
   1996 was a strong year for the Company in engineered rubber products sales despite industry vehicle production increasing just slightly over 1995. Total North American light vehicle production was up slightly in 1996 after a decline in 1995. Passenger car production fell for the third straight year, while truck production was at an all-time high.
        Industry analysts predict a flat demand in total North American production for 1997, however Cooper's market presence is strong and continues to grow on a yearly basis. During the past decade, the company's sales of original equipment engineered rubber products--per new vehicle produced--has grown steadily. For the third consecutive year, every vehicle on the nation's top 10 best selling vehicle list was equipped with some Cooper-produced engineered rubber parts. The Company continues to be a leading supplier of molded and extruded rubber products to original equipment manufacturers.

   (continued)

   PRODUCTS AND TECHNOLOGY
   Cooper has a well-earned reputation among light vehicle manufacturers as a world-class supplier of engineered parts, including vibration control products, body sealing components and reinforced hoses. In today's competitive environment, many light vehicle manufacturers are placing more responsibility on Cooper for the research and development of components. Through strong supplier/customer relationships, the Company's design teams work with their counterparts in the automotive manufacturing industry to explore methods that will enhance quality and lower production costs.
        The body seal group was active in 1996 with major new product launches for Chrysler and General Motors. These new products included traditional door and glass seals as well as a new plastic veneer door opening weather strip. New equipment was installed to meet these new customer requirements.
        To meet new federal standards required for fuel delivery systems in vehicles, a hose consisting of a special plastic veneer liner, with fabric-reinforcement and rubber, was designed and manufactured in limited quantities by Cooper. The new barrier hose provides for a fuel delivery system that has an extremely low level of gasoline permeation. This evolutionary product continues to be refined.
        A state-of-the-art engine mount line in the Auburn plant began producing two new hydromounts in 1996. This contract with Ford, as well as another development contract for hydromounts, resulted from business agreements with European-based companies.

   FACILITIES
   Increased demand for the Company's engineered rubber products required the expansion of several Cooper facilities. Ground was broken in November for an engineering technical center in Auburn. The 48,000-square-foot facility is scheduled for completion later in 1997. Located just north of the manufacturing facility, the technical center will allow the Company to expand its testing, research and development capabilities as well as provide additional office space and improved communication for the engineering, purchasing and inquiry departments.
        The newest addition to the engineered products operations, a 178,000-square-foot manufacturing facility in Mt. Sterling, began producing extruded rubber hose and hose assemblies in July. The new facility was constructed to meet significant business opportunities within the North American original equipment light vehicle market.
        Ground was broken in December for a 30,000-square-foot expansion to the Bowling Green seal plant to support additional finishing department activities.
        Also at the Bowling Green seal plant, a newly completed laboratory offers improved resources for research and development as well as product durability tests. These tests include analyses of door closing capability, window tests and the determination of sound transmission levels. Testing can be conducted on entire vehicle bodies or individual sections such as body side panels. A water test booth is used for checking water leaks either in localized areas such as around a window or for the entire vehicle.
        Installation of a third rubber mixer was accomplished in the Auburn plant during 1996. The mixer provides significant productivity improvement in addition to quality improvements.
        In an effort to better serve the needs of original equipment customers located in Detroit, the sales, engineering and design force--previously housed in two office locations--were consolidated into one major facility in Farmington Hills, Michigan. This 35,000-square-foot facility houses the body seal, hose and vibration control products sales groups as well as an expanded engineering and design center for body sealing and hose.

   (continued)

        Construction was completed on the 42,000-square-foot warehouse expansion at the El Dorado plant. This expansion was operational in the second quarter of 1996. The addition allows for a layout reorganization for improved work flow.
        Production capabilities changed at the Piedras Negras facility. As a result of combining inner tube production and distribution into the Clarksdale plant, the Piedras Negras capacity is now dedicated solely to manufacturing engineered products.
        The Auburn, Bowling Green and El Dorado facilities were certified for the QS9000 International Quality System Standards during 1996. The QS9000 certification is an assurance to Cooper's customers that business and quality procedures are fully documented and strictly followed. The Mt. Sterling and Piedras Negras plants are expected to be certified by May 1997.

   MARKETING
   The Company's experience in the design and manufacturing of elastomer-based components is recognized worldwide. Cooper is continually developing innovative new products, manufacturing processes and systems to help maintain the Company's strong competitive edge in the light vehicle manufacturing industry.
        During 1996 Cooper began producing the complete body sealing packages, which include all dynamic seals for sheet metal and moveable glass, for new Dodge Dakota truck and General Motors' new van, which is marketed under the Silhouette, Trans Sport and Venture names in North America and the Sintra in Europe.
        Cooper also will manufacture multiple parts on the new 1998 Dodge Durango Sport Utility vehicle. These parts will include mounts, bumpers, bushings, door and window seals and vent hoses. The Durango is scheduled to be released in autumn 1997. Also new for 1997, the Oldsmobile Intrigue will contain Cooper door seals as well as hoses. Cooper cradle mounts and hoses can be found on the sporty Plymouth Prowler.
        Among the awards and honors presented to the engineered products operations in 1996 were Nissan's Quality Master and Zero Defects awards for outstanding manufacturing performance by Cooper's Auburn facility. In addition, the Auburn, Bowling Green hose and Piedras Negras plants received the Gold Pentastar customer quality award from Chrysler. The Bowling Green hose plant was presented with the Suppliers Quality Assurance Award from AutoAlliance.
        Over the years, Cooper has made sizeable investments in equipment, facilities and technology to remain a competitive supplier to the light vehicle manufacturing industry. Through these monetary investments and the investments of time, energy and vision by all Cooper team members, the Company will continue to boldly lead as a Tier-One supplier to the automotive industry.


   1996 TOP TEN SELLING VEHICLES

   1. FORD F-SERIES PICKUP        6. HONDA ACCORD
   2. CHEVROLET C/K PICKUP        7. TOYOTA CAMRY
   3. FORD EXPLORER               8. DODGE CARAVAN
   4. FORD TAURUS                 9. FORD RANGER
   5. DODGE RAM PICKUP           10. HONDA CIVIC

   Cooper engineered rubber products can be found on all of the top ten selling vehicles in the United States.

   GLOSSARY OF TERMS

   HYDROMOUNT - A fluid filled engine mount which can be made to react to different vibration frequencies. This compares to a conventional mount which is designed for one specific frequency.

   LIGHT VEHICLES - Includes passenger cars, pickup trucks and sports utility vehicles, with gross vehicle weight of 8,000 pounds or less.

   THERMOPLASTIC MATERIAL - An elastomer capable of being softened by increasing the temperature and hardened by decreasing the temperature.

   TIER-ONE SUPPLIER - A manufacturer supplying parts directly to an automotive OEM manufacturer.

   PERMEATION - The ability of a gas or liquid to pass through the pores or interstices of an object.













                               PRODUCT OVERVIEW

   TIRE PRODUCTS / The Company sells replacement tires and tubes to consumers through a network of independent dealers, large wholesale distributors, mass merchandisers and large retail chains.

   PASSENGER
   Cooper's passenger radial tires include touring, high performance, traction and value designs in 15 line offerings. With important characteristics such as all-season and winter traction capability, the tires are available in competitive speed ratings and meet most of the needs of today's drivers.

   LIGHT TRUCK
   Designed for trucks, vans and sport utility vehicles for recreational or commercial use, Cooper's light truck tires are available in 12 different lines. Offered in radial or conventional bias constructions, the tires have all-season, rib and traction designs with sporty white letters or black sidewall selections.

   MEDIUM TRUCK
   Cooper's medium truck tires fit vehicles such as tractor-trailer rigs, buses and other commercial trucks. Available in 8 lines, the tires include conventional bias ply or all-steel radial constructions; all-wheel, drive wheel and trailer applications; and rib and traction designs.

   INNER TUBES
   Available in radial and bias constructions, Cooper's inner tube applications include passenger, light truck and medium truck vehicles. Sizes are available for special application use such as farm tractors and implements, road graders and industrial vehicles.
   (continued)

   ENGINEERED PRODUCTS / Cooper supplies engineered rubber products to virtually every automobile manufacturer in the United States and Canada, either directly or through other Tier-One suppliers.

   VIBRATION CONTROL
   These important products are used throughout a vehicle to minimize various vibrations. By helping to minimize vibration, riding comfort is increased and vehicle noise is reduced. Cooper's product lines include mounts, bushings, isolators and torsional springs.

   SEALING SYSTEMS
   Rubber seals around vehicle doors, trunk and hood protect interiors from outside elements. Window channels allow glass panels to slide open and shut easily while still providing a tight weather seal.

   HOSE PRODUCTS
   Vehicle hoses are used primarily to transport fluids, fuels and gases. Cooper manufactures hoses in many different shapes, sizes, diameters, lengths, rubber compounds and constructions to meet vehicle configurations.

                                                               Exhibit (23)


                       CONSENT OF INDEPENDENT AUDITORS


      We consent to the incorporation by reference in the Registration Statements of Cooper Tire & Rubber Company listed below, and in the Prospectus related to the Form S-3, of our report dated February 11, 1997, except for the Subsequent Event, as to which the date is February 18, 1997, with respect to the consolidated financial statements and schedule of Cooper Tire & Rubber Company included in the Annual Report (Form 10-K) for the year ended December 31, 1996:

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

               No. 333-09619   1996 Stock Option Plan



                                                     /s/ Ernst & Young LLP
                                                     ---------------------
                                                     ERNST & YOUNG LLP

   Toledo, Ohio
   March 17, 1997

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

      Executed at Findlay, Ohio this 11th day of February, 1997.


   /s/ Arthur H. Aronson                   /s/ Delmont A. Davis
   ---------------------------             ---------------------------
   Arthur H. Aronson, Director             Delmont A. Davis, Director


   /s/ Edsel D. Dunford                    /s/ John Fahl
   ---------------------------             ---------------------------
   Edsel D. Dunford, Director              John Fahl, Director


   /s/ Julien A. Faisant                   /s/ Deborah M. Fretz
   ---------------------------             ---------------------------
   Julien A. Faisant, Vice                 Deborah M. Fretz, Director
   President and Controller,
   Principal Accounting Officer

   /s/ Dennis J. Gormley                   /s/ Stan C. Kaiman
   ---------------------------             ---------------------------
   Dennis J. Gormley, Director             Stan C. Kaiman, Secretary


   /s/ Allan H. Meltzer                    /s/ J. Alec Reinhardt
   ---------------------------             -----------------------------
   Allan H. Meltzer, Director              J. Alec Reinhardt, Executive
                                           Vice President, Principal
                                           Financial Officer, and Director


   /s/ Patrick W. Rooney                   /s/ John H. Shuey
   ----------------------------            ------------------------------
   Patrick W. Rooney, Chairman of          John H. Shuey, Director
   the Board, President,
   Principal Executive Officer,
   and Director







   (continued)

   STATE OF OHIO    )
                    )ss.
   COUNTY OF HANCOCK)


   On this 11th day of February, 1997, before me, a Notary Public in and for the State and County aforesaid, personally appeared Arthur H. Aronson, Delmont A. Davis, Edsel D. Dunford, John Fahl, Julien A. Faisant, Deborah M. Fretz, Dennis J. Gormley, Stan C. Kaiman, Allan H. Meltzer, J. Alec Reinhardt, Patrick W. Rooney, and John H. Shuey, known to me to be the persons whose names are subscribed in the within instrument and who acknowledged to me that they executed the same.

   IN WITNESS WHEREOF, I have hereunto set my hand and affixed my official seal the day and year in this certificate first above written.


                                    /s/ Julie A. Grismore
                                    --------------------------------------
                                    Julie A. Grismore, Notary Public
                                    State of Ohio
                                    My commission expires January 16, 2001

   (SEAL)

                                                               Exhibit (24)

                              POWER OF ATTORNEY


   KNOW ALL MEN BY THESE PRESENTS, that the undersigned does hereby, for and on behalf of Cooper Tire & Rubber Company in accordance with the certain resolution of the Board of Directors adopted February 11, 1997, constitute and appoint Patrick W. Rooney, or J. Alec Reinhardt, or John Fahl, or Stan C. Kaiman, as its attorney with full power of substitution and resubstitution for and in its name, place and stead, to sign and file with the Securities and Exchange Commission an Annual Report on Form 10-K pursuant to the Securities Act of 1934, as amended, together with any and all amendments and exhibits thereto, and all applications, instruments or documents to be filed with the Securities and Exchange Commission pertaining to the filing of such report, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary to be done in the premises, hereby ratifying and approving the acts of said attorney or any such substitute.

        Executed at Findlay, Ohio this 11th day of February, 1997.

   ATTEST:                                 COOPER TIRE & RUBBER COMPANY


   /s/ Stan C. Kaiman                      /s/ Patrick W. Rooney
   -------------------------               -----------------------------
   Stan C. Kaiman                          Patrick W. Rooney
   Secretary                               Chairman of the Board,
                                           President, and Chief
                                           Executive Officer


   STATE OF OHIO    )
                    )ss.
   COUNTY OF HANCOCK)

        On this 11th day of February, 1997, before me, a Notary Public in and for the State and County aforesaid, personally appeared Patrick W. Rooney and Stan C. Kaiman, known to me to be the persons whose names are subscribed in the foregoing instrument and acknowledged to me that they executed the same.

        IN WITNESS WHEREOF, I have hereunto set my hand and affixed my official seal the day and year in this certificate first above written.


                                    /s/ Julie A. Grismore
                                    ----------------------------------
                                    Julie A. Grismore, Notary Public
                                    State of Ohio
                                    My commission expires January 16, 2001

   (SEAL)

                                                               Exhibit (24)

                              POWER OF ATTORNEY


   KNOW ALL MEN BY THESE PRESENTS, that the undersigned, in the capacity indicated, does hereby constitute and appoint Patrick W. Rooney, or J. Alec Reinhardt, or John Fahl, or Stan C. Kaiman as her attorney with full power of substitution and resubstitution for and in her name, place and stead, to sign and file with the Securities and Exchange Commission an Annual Report on Form 10-K, as amended, together with any and all amendments and exhibits thereto and any and all applications, instruments or documents to be filed with the Securities and Exchange Commission pertaining to the filing of such report, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary to be done in the premises, hereby ratifying and approving the acts of said attorney or any such substitute.

        Executed at Findlay, Ohio this 26th day of February, 1997.




                                           /s/ Eileen B. White
                                           -----------------------------
                                           Eileen B. White
                                           Principal Accounting Officer and
                                           Corporate Controller


   STATE OF OHIO    )
                    )ss.
   COUNTY OF HANCOCK)



   On this 26th day of February, 1997, before me, a Notary Public in and for the State and County aforesaid, personally appeared Eileen B. White, known to me to be the person whose name is subscribed in the within instrument and acknowledged to me that she executed the same.


   IN WITNESS WHEREOF, I have hereunto set my hand and affixed my official seal the day and year in this certificate first above written.




                                    ----------------------------------
                                    Phyllis C. Hall
                                    Notary Public, State of Ohio
                                    My commission expires October 6, 2000

   (SEAL)

                                                              Exhibit (99)
                           COOPER TIRE & RUBBER COMPANY
                           UNDERTAKINGS OF THE COMPANY
                      FOR FISCAL YEAR ENDED DECEMBER 31, 1996

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

       f.  Employee plans on Form S-8.
           1. The undersigned registrant hereby undertakes to deliver or cause to be delivered with the prospectus, to each employee to whom the prospectus is sent or given, a copy of the registrant's annual report to stockholders for its last fiscal year, unless such employee otherwise has received a copy of such report, in which case the registrant shall state in the prospectus that it will promptly furnish, without charge, a copy of such report on written request of the employee. If the last fiscal year of the registrant has
   (continued)                        53
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
           ---------   ------------------------
           Each person who was or is made a party or is threatened to be made a party to or is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative (a "proceeding"), by reason of the fact that he, or a person of whom he is the legal representative, is or was a director or officer of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation or a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans maintained or sponsored by the
   (continued)                        54

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

       The registrant also maintains policies insuring the liability of the registrant to its directors and officers under the terms and provisions of the Bylaws of the registrant and insuring its directors and officers against liability incurred in their capacities as such directors and officers.
                                        55