Form 10-Q
period 1997-03-31
COOPER TIRE & RUBBER CO
filed 1997-05-05
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

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


                        Yes (X)              No (   )




          Number of shares of common stock of registrant outstanding at April 30, 1997:  78,678,772

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                         COOPER TIRE & RUBBER COMPANY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
         (Dollar amounts in thousands; per-share amounts in dollars)
                                                    March 31,
                                                      1997      December 31,
                                                   (Unaudited)     1996
                                                  ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                       $   33,934    $   19,459
  Accounts receivable, less allowances
    of $5,447 ($3,700 in 1996)                       303,085       267,149
  Inventories at lower of cost (last-in,
    first-out) or market:
      Finished goods                                 139,496        87,105
      Work in process                                 17,985        13,419
      Raw materials and supplies                      31,410        41,094
                                                   ---------     ---------
                                                     188,891       141,618
  Prepaid expenses and deferred income taxes          17,926        15,399
                                                   ---------     ---------
        Total current assets                         543,836       443,625
Property, plant and equipment - net                  847,225       792,419
Other assets                                          69,803        36,965
                                                   ---------     ---------
                                                  $1,460,864    $1,273,009
LIABILITIES AND STOCKHOLDERS' EQUITY               =========     =========
Current liabilities:
  Notes payable                                   $   55,179    $   32,000
  Accounts payable                                   100,444        81,571
  Accrued liabilities                                 67,065        65,727
  Income taxes                                        15,846         3,116
  Current portion of debt                              5,129         5,081
                                                   ---------     ---------
        Total current liabilities                    243,663       187,495
Long-term debt                                       223,305        69,489
Postretirement benefits other than pensions          141,191       139,070
Other long-term liabilities                           40,923        37,575
Deferred income taxes                                 60,828        52,768
Stockholders' equity:
  Preferred stock, $1 par value; 5,000,000 shares
    authorized; none issued                                -             -
  Common stock, $1 par value; 300,000,000 shares
    authorized; 83,677,972 shares issued
    (83,672,372 in 1996)                              83,678        83,672
  Capital in excess of par value                       2,095         2,027
  Retained earnings                                  772,866       754,481
  Minimum pension liability                           (7,434)       (7,434)
                                                   ---------     ---------
                                                     851,205       832,746
  Less:  Common shares in treasury at cost
          (5,000,000 in 1997; 2,305,500 in 1996)    (100,251)      (46,134)
                                                   ---------     ---------
         Total stockholders' equity                  750,954       786,612
                                                   ---------     ---------
                                                  $1,460,864    $1,273,009
                                                   =========     =========
See accompanying notes.

                         COOPER TIRE & RUBBER COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (UNAUDITED)
         (Dollar amounts in thousands; per-share amounts in dollars)

                                                 1997              1996
                                               --------          --------
Revenues:
  Net sales                                    $379,532          $381,038
  Other income                                      254               276
                                                -------           -------
                                                379,786           381,314
Costs and expenses:
  Cost of products sold                         315,913           324,333
  Selling, general and administrative            21,812            19,848
  Interest                                        1,691                 4
                                                -------           -------
                                                339,416           344,185
                                                -------           -------
Income before income taxes                       40,370            37,129

Provision for income taxes                       15,220            14,020
                                                -------           -------
Net income                                     $ 25,150          $ 23,109
                                                =======           =======

Net income per share                               $.31              $.28
                                                    ===               ===

Weighted average number of
 shares outstanding (000's)                      80,301            83,666
                                                 ======            ======

Dividends per share                               $.085             $.075
                                                   ====              ====

See accompanying notes.

                         COOPER TIRE & RUBBER COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (UNAUDITED)
         (Dollar amounts in thousands; per-share amounts in dollars)
                                                1997            1996
                                              --------        --------
Operating activities:
  Net income                                  $ 25,150        $ 23,109
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation and amortization              21,298          17,801
     Deferred income taxes                       3,470           2,375
  Changes in operating assets
   and liabilities:
     Accounts receivable                         1,770         (21,481)
     Inventories and prepaid expenses          (19,019)        (22,641)
     Accounts payable and
      accrued liabilities                       (5,722)          4,464
     Postretirement benefits
      other than pensions                        2,321           2,214
     Other                                       3,889           3,467
                                               -------         -------
       Net cash provided by
        operating activities                    33,157           9,308
Investing activities:
  Acquisition of business, net
   of cash acquired                            (94,593)              -
  Property, plant and equipment                (26,220)        (65,642)
  Other                                             75            (133)
                                               -------         -------
       Net cash used in investing
        activities                            (120,738)        (65,775)
Financing activities:
  Issuance of debt                             333,000          45,000
  Payment on debt                             (170,136)           (118)
  Purchase of treasury shares                  (54,117)              -
  Payment of dividends                          (6,765)         (6,275)
  Issuance of common stock                          74              93
                                               -------         -------
       Net cash provided by
        financing activities                   102,056          38,700
                                               -------         -------

Changes in cash and cash equivalents            14,475         (17,767)

Cash and cash equivalents at
  beginning of year                             19,459          23,187
                                               -------         -------
Cash and cash equivalents at
  end of period                               $ 33,934        $  5,420
                                               =======         =======
Cash payments for interest                    $  1,158        $    405
                                               =======         =======
Cash payments for income taxes                $  2,858        $ 10,805
                                               =======         =======

See accompanying notes.

                         COOPER TIRE & RUBBER COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements at March 31, 1997 and for the three-month periods ended March 31, 1997 and 1996 are unaudited and include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and, therefore, do not contain all information and footnotes normally contained in annual financial statements; accordingly, they should be read in conjunction with the Financial Statements and notes thereto appearing in the Annual Report on Form 10-K of the Company for the year ended December 31, 1996. The results of operations for the three-month period ended March 31,1997 are not necessarily indicative of those to be expected for the year ending December 31, 1997.

2. On March 14, 1997, the Company, through a wholly-owned United Kingdom subsidiary, acquired the tire operations of Avon Rubber p.l.c. (Avon) of the United Kingdom. This purchase includes the land and manufacturing facility in Melksham, England; the shares of Avon Tyres Limited and the shares of tire distribution companies in France, Germany and Switzerland; and other minor assets. In a separate transaction the Company acquired from Avon various trademarks and technology. The total purchase price for the land, manufacturing facility, shares, trademarks and technology was approximately $100 million.

    In March 1997, the Company completed the repurchase of 5 million shares of its stock authorized by the Board of Directors in July 1996. To finance the acquisition and repurchase, the Company issued $200 million of long-term public debt due in 2027 with an interest rate of 7.625%.



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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Net sales for the first quarter of 1997 decreased slightly when compared to the first quarter of 1996. Sales of the Company's products were generally strong during the 1997 quarter, but were adversely affected by continued intense price competition in the replacement tire market and a realignment of inventories by one of the Company's customers for tire products. Other income was lower as compared to the 1996 period due to lower amounts of interest income.

Cost of products sold, as a percent of net sales, was lower in the first quarter of 1997 as compared with the first quarter of 1996. Production efficiencies, improvements in product mix and moderation of raw material costs contributed to this margin improvement. Selling, general and administrative expenses, as a percent of net sales, were higher at 5.8% compared to 5.2% in 1996 due to new advertising programs and lower than anticipated sales. Interest expense was higher than for the first quarter of 1996 reflecting higher borrowing levels and lower amounts of capitalized interest.

Income before income taxes for the quarter increased 8.7% from the quarter one year ago. The 1997 quarter benefitted from production efficiencies, improved product mix and moderation of raw material costs which more than offset a continuation of intense price competition in the replacement tire market.

The Company completed the acquisition of Avon Tyres Ltd. of Melksham, England late in the quarter. The balance sheet reflects the assets and liabilities acquired in that transaction. Net sales and earnings reported for the quarter were not impacted by Avon's results. In March, the Company completed the repurchase of 5 million shares of its stock authorized by the Board of Directors in July 1996. To finance the acquisition and repurchase, the Company issued $200 million of long-term public debt due in 2027 with an interest rate of 7.625%.

Working capital of $300 million is up $44 million since year-end and up $52 million from March 31, 1996, primarily reflecting the acquisition. The current ratio of 2.2 is unchanged from March 31, 1996 and is down slightly from the 2.4 at December 31, 1996. Long term debt as a percent of total capitalization increased to 22.9% at the end of the quarter compared to 3.6% one year ago reflecting both the issuance of debt and repurchase of the Company's stock. The financial position of the Company at March 31, 1997 continues to be strong.

The cash flows generated by operating activities of $33 million during the first three months of 1997 are higher than $9 million for the three-month period one year ago. Investing activities reflect the acquisition, net of cash acquired, and lower expenditures for property, plant and equipment.

The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements over the near term.

Part II.  OTHER INFORMATION

Item 6(a).  Exhibits.

     (15) Letter regarding unaudited interim consolidated financial information

     (27)  Financial Data Schedule


Item 6(b).  Reports on Form 8-K.

     No Form 8-K has been filed.

                              INDEX TO EXHIBITS
                                 DESCRIPTION

Part I.  Exhibit 1.

         Independent Accountants' Review Report.


Part II. Item 6(a).


  (15) Letter from Ernst & Young LLP, independent accountants, dated May 5, 1997 regarding unaudited interim consolidated financial information.

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


                                             COOPER TIRE & RUBBER COMPANY




                                             /S/ J. Alec Reinhardt
                                             ---------------------
                                             J. Alec Reinhardt
                                             Executive Vice President
                                             and Chief Financial Officer
                                             (Principal Financial Officer)





                                             /S/ E. B. White
                                             -----------------
                                             E. B. White
                                             Corporate Controller
                                             (Principal Accounting Officer)



      May 5, 1997
      -----------
        (Date)

                                                                   Part I
                                                                   Exhibit 1




                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors
Cooper Tire & Rubber Company

We have reviewed the accompanying condensed consolidated balance sheet of Cooper Tire & Rubber Company as of March 31, 1997, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Cooper Tire & Rubber Company as of December 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 11, 1997, except for the Subsequent Event, as to which the date is February 18, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                          /S/ Ernst & Young LLP
                                          ---------------------
                                          ERNST & YOUNG LLP





Toledo, Ohio
April 11, 1997

                                                                 Part II
                                                                 Exhibit (15)





Board of Directors
Cooper Tire & Rubber Company

We are aware of the incorporation by reference in the Registration Statements (Form S-3 No. 33-44159 and Form S-8 Nos. 2-58577, 2-77400, 33-5483, 33-35071,
33-47979, 33-47980, 33-47981, 33-47982, 33-52499,33-52505 and 333-09619) of
Cooper Tire & Rubber Company for the registration of its common stock of our report dated April 11, 1997, relating to the unaudited interim consolidated financial statements of Cooper Tire & Rubber Company which are included in its Form 10-Q for the quarter ended March 31, 1997.

Pursuant to Rule 436(c) of the Securities Act of 1933 our report is not a part of the registration statements prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.

                                          Very truly yours,



                                          /S/ Ernst & Young LLP
                                          ---------------------
                                          ERNST & YOUNG LLP








Toledo, Ohio
May 5, 1997