Form 10-K/A
period 1996-12-31
COOPER TIRE & RUBBER CO
filed 1997-06-16
CIK 24491

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

                  DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

            Proxy statement dated March 17, 1997 - Part III

                EXHIBIT INDEX appears on the following two pages

         INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
(As amended June 16, 1997 to file financial statements and supplemental schedules for the employee benefit plans identified below as exhibits (99))

                                                                   Page(s)
FINANCIAL STATEMENTS:                                             Reference
                                                                  ---------
   Consolidated Statements of Income for the years
    ended December 31, 1996, 1995 and 1994
   Consolidated Balance Sheets at December 31, 1996 and 1995
   Consolidated Statements of Stockholders' Equity for the
    years ended December 31, 1996, 1995 and 1994
   Consolidated Statements of Cash Flows for the years
    ended December 31, 1996, 1995 and 1994
   Notes to Consolidated Financial Statements
   Report of Independent Auditors

SUPPLEMENTARY INFORMATION:

   Quarterly Financial Data (Unaudited)

FINANCIAL STATEMENT SCHEDULES:

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

(10) The following related documents are also incorporated by reference:
       a)  1981 Incentive Stock Option Plan - Form S-8
           Registration Statement No. 2-77400, Exhibit 15(a)
       b)  1986 Incentive Stock Option Plan - Form S-8
           Registration Statement No. 33-5483, Exhibit 4(a)
       c)  Thrift and Profit Sharing Plan - Form S-8
           Registration Statement No. 2-58577, Post-Effective
           Amendment No. 6, Exhibit 4
       d) Employment Agreements - Form 10-K for fiscal year ended December 31, 1987, Exhibit 10
       e)  1991 Stock Option Plan for Non-Employee Directors -
           Form S-8 Registration Statement No. 33-47980 and
           Appendix to the Company's Proxy Statement dated
           March 26, 1991
       f) 1996 Stock Option Plan - Form S-8 Registration Statement No. 333-09619 and Appendix to the Company's Proxy Statement dated March 26, 1996

(12)  Computation of Ratio of Earnings to Fixed Charges

(continued)

(13) Annual report to security holders, Form 10-Q or quarterly report to security holders

(23)  Consent of Independent Auditors

(24)  Powers of Attorney

(27)  Financial Data Schedule

(99)  Undertakings of the Company

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Thrift and Profit Sharing Plan for the
      fiscal year ended December 31, 1996                           1-16

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Pre-Tax Savings Plan (Texarkana) for the
      fiscal year ended December 31, 1996                          17-30

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Pre-Tax Savings Plan (Auburn) for the
      fiscal year ended December 31, 1996                          31-44

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Pre-Tax Savings Plan (Findlay) for the
      fiscal year ended December 31, 1996                          45-58

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Pre-Tax Savings Plan (El Dorado) for the
      fiscal year ended December 31, 1996                          59-72

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Pre-Tax Savings Plan (Bowling Green - Hose)
      for the fiscal year ended December 31, 1996                  73-86

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Pre-Tax Savings Plan (Bowling Green - Sealing)
      for the fiscal year ended December 31, 1996                 87-100


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


COOPER TIRE & RUBBER COMPANY

PATRICK W. ROONEY, Chairman of the Board, President, Chief
                   Executive Officer and Director
                   (Principal Executive Officer)

J. ALEC REINHARDT, Executive Vice President and Director
                   (Principal Financial Officer)

JOHN FAHL, Vice President and Director

EILEEN B. WHITE, Corporate Controller
                 (Principal Accounting Officer)

ARTHUR H. ARONSON, Director

EDSEL D. DUNFORD, Director

DEBORAH M. FRETZ, Director

DENNIS J. GORMLEY, Director

JOHN F. MEIER, Director

ALLAN H. MELTZER, Director

JOHN H. SHUEY, Director







                                        By /s/ Stan C. Kaiman
                                        --------------------------------
                                        STAN C. KAIMAN, Attorney-in-fact


Date:  June 16, 1997
       --------------

                                                            EXHIBIT (23)

                    CONSENT OF INDEPENDENT AUDITORS

   We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 2-58577, 33-35071, 33-47979, 33-47981,
33-47982, 33-52499, and 33-52505) of Cooper Tire & Rubber Company pertaining to the Company's Thrift and Profit Sharing Plan, the Pre-Tax Savings Plan (Texarkana), the Pre-Tax Savings Plan (Auburn), the Pre-Tax Savings Plan (Findlay), the Pre-Tax Savings Plan (El Dorado), the Pre-Tax Savings Plan (Bowling Green - Hose) and the Pre-Tax Savings Plan (Bowling Green - Sealing), respectively, of our reports dated May 16, 1997 with respect to the financial statements and schedules of the Cooper Tire & Rubber Company Thrift and Profit Sharing Plan, the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Texarkana), the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Auburn), the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Findlay), the Cooper Tire & Rubber Company Pre-Tax Savings Plan (El Dorado), the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green - Hose), and the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green - Sealing) included in Amendment No. 1 to the Annual Report (Form 10-K) of Cooper Tire & Rubber Company for the year ended December 31, 1996.






                                                   /s/ Ernst & Young LLP
                                                   ---------------------
                                                   ERNST & YOUNG LLP

Toledo, Ohio
June 16, 1997

                                                            EXHIBIT (99)
                      Cooper Tire & Rubber Company
                     Thrift and Profit Sharing Plan

                   Financial Statements and Schedules


                 Years ended December 31, 1996 and 1995





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

                     Report of Independent Auditors

Thrift and Profit Sharing Plan Committee
Cooper Tire & Rubber Company
 Thrift and Profit Sharing Plan

We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Thrift and Profit Sharing Plan as of December 31, 1996 and 1995, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Thrift and Profit Sharing Plan at December 31, 1996 and 1995, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1996 and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in our audit of the 1996 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1996 basic financial statements taken as a whole.


May 16, 1997












                                                                      1

                      Cooper Tire & Rubber Company
                     Thrift and Profit Sharing Plan

            Statements of Assets Available for Plan Benefits
                                                   December 31
                                                1996          1995
                                            ------------  ------------
Assets
Investments (Notes 4 and 5):
  Value of interest in Pooled Fund          $231,005,924  $275,740,743
  Confederation Fund (Note 2)                  8,096,483     8,094,103
  Cooper Tire & Rubber Company common stock    4,444,382     4,542,032
  Washington Mutual Investors Fund                18,464             -
  Investment Company of America                   15,987             -
                                             -----------   -----------
                                             243,581,240   288,376,878

  Short-term investment                          223,263        98,158
                                             -----------   -----------
                                             243,804,503   288,475,036

Cash                                           2,990,614     2,030,755
Employer contribution receivable               3,140,072     3,169,433
                                             -----------   -----------
Assets available for plan benefits          $249,935,189  $293,675,224
                                             ===========   ===========

See accompanying notes.






























                                                                       2

                      Cooper Tire & Rubber Company
                     Thrift and Profit Sharing Plan

      Statements of Changes in Assets Available for Plan Benefits

                                              Year ended December 31
                                                1996          1995
                                             ----------    ----------
Additions:
  Cash contributions:
   Participants                             $ 10,850,899   $ 11,265,606
   Employer (gross amount before
    reduction for forfeitures)                 7,820,247      7,651,176
   Less forfeitures arising from withdrawals    (180,000)       (70,511)
                                             -----------    -----------
   Net employer contributions                  7,640,247      7,580,665
                                             -----------    -----------
                                              18,491,146     18,846,271
  Investment income (loss):
   Net gain (loss) from Pooled Fund (Note 4) (25,873,081)    24,367,750
   Net appreciation in fair value of
    Cooper Tire & Rubber Company
    common stock (Note 5)                        383,377        105,403
   Dividends                                      68,368         30,890
   Interest                                        7,258          4,160
                                             -----------    -----------
                                             (25,414,078)    24,508,203
                                             -----------    -----------
Total additions                               (6,922,932)    43,354,474

Participants' withdrawals                    (36,817,103)   (45,900,654)
                                             -----------    -----------
Decrease in assets available for
 plan benefits during the year               (43,740,035)    (2,546,180)

Assets available for plan benefits
 at beginning of year                        293,675,224    296,221,404
                                             -----------    -----------
Assets available for plan
 benefits at end of year                    $249,935,189   $293,675,224
                                             ===========    ===========

See accompanying notes.















                                                                       3

                      Cooper Tire & Rubber Company
                     Thrift and Profit Sharing Plan

                     Notes to Financial Statements

                       December 31, 1996 and 1995

1. Summary of Plan

The Cooper Tire & Rubber Company Thrift and Profit Sharing Plan (Plan), is a defined contribution plan administered by a Plan Committee appointed by the plan sponsor, Cooper Tire & Rubber Company (the Company). Participation in the Plan is voluntary and any salaried employee of the Company is eligible to participate in the Plan if he or she has completed one year of continuous credited service. At December 31, 1996, 4,187 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:

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

  3) Cash with interest - contributions are placed in investment contracts with a diversified group of insurance companies, banks, and other financial institutions. This option may also include alternative investment contracts which are backed by high quality fixed income assets. All contracts have specific individual terms including interest rate and maturity date.

The Plan provides the following:

  - After-tax dollar (ATD) contributions may be made in one percent multiples of participant's compensation up to sixteen percent.

  - Pre-tax dollar qualifier (PDQ) contributions may be made in one percent multiples of participant's compensation up to fifteen percent, subject to Internal Revenue Code (IRC) limits on annual contributions to the Plan.

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

The Company's Board of Directors, at its discretion, may waive the limitation in (b) and contribute from current or accumulated earnings an amount not to exceed the limitation in (a). Administrative expenses of the Plan are paid by the Company.

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

The Plan provides for total or partial withdrawal of a participant's account. Except for the unvested portion of Company contributions, a participant may withdraw the total of his or her ATD contributions and Company contributions at any time. No amounts may be withdrawn by a participant from PDQ contributions prior to termination of employment or plan termination unless the participant has either attained the age of 59 1/2, becomes totally and permanently disabled, or is able to demonstrate financial hardship. Partial withdrawals may be made twice in any calendar year. However, all withdrawals relating to PDQ contributions are subject to the IRC and regulations thereunder.

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

No material amounts of withdrawals by participants, initiated on or before December 31, 1996 or 1995, were pending.


2. Significant Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of (1) additions and deductions during the reporting period, and (2) assets and liabilities, as well as disclosure of contingent assets and liabilities, at the date of the financial statements. Actual results could differ from those estimates.

Investments

The Plan's investments are held by National City Bank as trustee under an agreement which directs the trustee to invest participant contributions based on their investment elections. PDQ contributions and income not yet invested in the options selected by the participant due to the "transaction period" as defined by the Plan, are invested in cash with interest investments.

Investments in common stock of Cooper Tire & Rubber Company (Company) are stated at quoted market values as determined on the last business day of the Plan year. Short-term investments are stated at cost which approximates fair value.

The Confederation Fund at December 31, 1996 and 1995 is invested in annuity contracts with Confederation Life Insurance Company of Canada (Confederation Life). This insurance company was placed under the control of Canadian and United States governmental regulatory authorities in August, 1994. To protect the interests of the policyholders, the regulators froze the assets of the insurance company. These investments are valued in the financial statements at cost with interest accrued through July 31, 1994. The Company believes this approximates the fair value of the investments at December 31, 1996 and 1995.

The Plan of Rehabilitation for Confederation Life became final on November 13, 1996. On March 12, 1997, the Company was notified the Rehabilitator had determined a fair value of the Confederation Life contracts held by the Thrift Plan was equal to 109.26% of the August, 1994 contract value. This adjustment was made by the Trustee effective March 31, 1997. On or about June 2, 1997, the total value of the Confederation Life account will be unfrozen and rolled into the Cash with Interest Fund.

Certain investments of the Plan are combined with similar assets of the other defined contribution plans sponsored by the Company. The combined investments (Pooled Fund) are held by National City Bank as trustee and are valued at their fair value as determined by the trustee, except for fully benefit responsive investment contracts which are valued at contract value. At December 31, 1996 and 1995, the contract value of these contracts approximates fair value.

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

Forfeitures

Forfeitures occur when an employee elects a withdrawal from current year or unvested contributions or is terminated, voluntarily or involuntarily, before being fully vested. Forfeitures are used to reduce the Company obligation.

3. Income Tax Status

The Internal Revenue Service issued a determination letter dated September 9, 1996 advising that the Plan, as amended, meets the requirements of Section 401(a) of the IRC and, therefore, the Trust created pursuant to the Plan qualifies as a tax-exempt Trust under
Section 501(a).


4. Value of interest in Pooled Fund

The assets of the Cooper Tire & Rubber Company Pooled Fund are as
follows:
                                            December 31, 1996
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Armada Government
  Portfolio Fund           $  3,920,716  $ 2,549,491  $   131,992  $    77,455
Cooper Tire & Rubber
  Company Common Stock      154,672,046
Mutual funds:
  The Investment Company
   of America Fund                                     11,216,964
  The Washington Mutual
   Investors Fund                                                   16,458,231
Cash with Interest Fund:
  New York Life Insurance
   Company - 7.65% annuity
   contract; matures
   January 4, 2000                         6,979,869
  John Hancock Mutual Life
   Insurance Company - 8.27%
   annuity contract; matures
   October 31, 1997                        6,754,591
  Provident Life and Accident
   Insurance Company - 5.55%
   annuity contract; matures
   January 30, 1998                        6,235,476
* Provident Life and Accident
   Insurance Company - 6.17%
   annuity contract; matures
   August 15, 2000                         4,973,573
  Principal Mutual Life Insurance
   Insurance Company - 4.73%
   annuity contract; matures
   July 31, 1997                           4,211,797
* Allstate Life Insurance
   Company - 5.43% annuity
   contract; matures
   February 18, 2002                       3,124,695
(continued)




                                                                       7

* Allmerica Financial Life
   Insurance Company - 6.69%
   contract, matures
   November 15, 2004                       3,054,620
* Caisse Des Depots (CDC) BRIC -
   6.15% annuity contract;
   matures September 25, 2000              2,987,598
* John Hancock Mutual Life
   Insurance Company - 6.35%
   annuity contract; matures
   May 1, 2007                             2,500,000
  Commonwealth Life Insurance
   Company - 3.66% annuity
   contract; matures
   August 1, 1998                          2,449,214
* Peoples Security Life -
   5.29% annuity contract
   BDA-00217TR-3; matures
   December 17, 2001                       2,401,106
* Caisse Des Depots (CDC) BRIC -
   5.80% annuity contract;
   matures May 31, 2000                    2,260,633
  New York Life Insurance
   Company - 7.65% annuity
   contract; matures
   July 31, 1998                           2,010,797
* Peoples Security Life -
   6.08% annuity contract
   BDA-00217TR-1; matures
   December 15, 1999                       1,998,773
* Peoples Security Life -
   5.36% annuity contract
   BDA-00217TR-2; matures
   September 15, 1998                      1,998,062
  United of Omaha Life
   Insurance Company -
   variable rate annuity
   contract; matures
   August 2, 2000                          1,995,680
* Peoples Security Life -
   5.41% annuity contract
   BDA-00217TR-4; matures
   December 15, 1999                       1,671,599
* Peoples Security Life -
   6.17% annuity contract
   BDA-00217TR-5; matures
   August 15, 2001                         1,498,125
                            -----------   ----------   ----------   ----------
Total assets               $158,592,762  $61,655,699  $11,348,956  $16,535,686
                            ===========   ==========   ==========   ==========










(continued)
                                                                       8

                                            December 31, 1995
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Armada Government
  Portfolio Fund            $  3,336,254  $   154,498  $        -  $1,304,299
Cooper Tire & Rubber
  Company Common Stock       207,226,787
Mutual funds:
  The Investment Company
   of America Fund                                      6,983,308
  The Washington Mutual
   Investors Fund                                                   8,429,803
Cash with Interest Fund:
  John Hancock Mutual Life
   Insurance Company - 8.27%
   annuity contract; matures
   October 31, 1997                        10,450,587
  Prudential Life Insurance
   Company - 5.48% annuity
   contract; matures
   July 31, 1996                            9,053,865
  Sun Life Insurance Company
   of Canada (U. S.) - 8.07%
   annuity contract; matures
   January 31, 1996                         7,101,876
  New York Life Insurance
   Company - 7.65% annuity
   contract; matures
   January 4, 2000                          6,524,348
 *Provident Life and Accident
   Insurance Company - 6.17%
   annuity contract; matures
   August 15, 2000                          5,958,643
  Provident Life and Accident
   Insurance Company - 5.55%
   annuity contract; matures
   January 30, 1998                         5,924,419
  Commonwealth Life Insurance
   Company - 3.66% annuity
   contract; 50% of balance
   matures January 31, 1996
   and remainder matures
   July 31, 1998                            4,710,320
  Principal Mutual Life
   Insurance Company - 4.73%
   annuity contract; matures
   July 31, 1997                            4,030,173
 *Caisse Des Depots (CDC)
   BRIC - 6.15% annuity
   contract; matures
   September 25, 2000                       3,002,945
 *Peoples Security Life
   - 6.08% annuity contract;
   matures December 15, 1999                2,010,675
(continued)                                                            9

  United of Omaha Life
   Insurance Company -
   variable rate annuity
   contract; matures
   August 2, 2000                           2,005,766
  New York Life Insurance
   Company - 7.65% annuity
   contract; matures
   July 31, 1998                            1,879,568
                             -----------   ----------   ---------   ---------
Total assets                $210,563,041  $62,807,683  $6,983,308  $9,734,102
                             ===========   ==========   =========   =========

*  Collateralized or synthetic guaranteed investment contract.

The average yield of the Cash with Interest Fund for the years ended December 31, 1996 and 1995 was 6.3% and 6.8%, respectively.

The value of the Plan's interest in the Pooled Fund is $231,005,924 at December 31, 1996 and $275,740,743 at December 31, 1995.

The Plan's interest in the Pooled Fund's assets at December 31 is as follows:
                                                1996         1995
                                                ----         ----
Cooper Tire & Rubber Company Common Stock Fund  93.1%        94.8%
Cash with Interest Fund                         95.6%        96.6%
The Investment Company of America Fund          84.6%        87.7%
The Washington Mutual Investors Fund            89.9%        91.9%

The net investment gain (loss) of the Cooper Tire & Rubber Company
Pooled Fund is as follows:
                                       Year Ended December 31, 1996
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Interest                    $   107,783   $3,754,969   $   21,998  $   22,910
Dividends                     2,492,409                   672,816   1,182,597
Net realized and
 unrealized gain(loss)      (38,694,302)                1,167,742   1,802,447
                            -----------    ---------    ---------   ---------
Net investment gain(loss)  $(36,094,110)  $3,754,969   $1,862,556  $3,007,954
                             ==========    =========    =========   =========

(continued)









                                                                       10

                                       Year ended December 31, 1995
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
                             ==========    =========    =========   =========

The Plan's net investment loss from the Pooled Fund is $25,873,081 for the year ended December 31, 1996 and a net investment gain of $24,367,750 for the year ended December 31, 1995.

The net investment gain or loss of the Pooled Fund is allocated to each participating plan based on the percentage of that Plan's units in each Pooled Fund category.


5.  Investment Options

Changes in amounts allocated to each of the Plan's investment options are summarized below:
                                                 Mutual Funds
                                           -----------------------
                                               The         The
                        Common              Investment  Washington
                         Stock     Cash    Company of    Mutual
                         of the     with      America   Investors
                       Company**  Interest     Fund        Fund      Total
                       ---------  --------  ----------  ----------  ---------
Balance at
 January 1, 1995    $  7,225,710 $ 8,094,103 $        - $        - $ 15,319,813
Additions (deductions):
 Contributions:
  Participants
  Employer (gross amount
   before reduction for
   forfeitures)        7,651,176                                      7,651,176
  Less forfeitures
   arising from
   withdrawals           (70,511)                                       (70,511)
                     -----------  ----------  ---------  ---------  -----------
 Net employer
  contributions        7,580,665                                      7,580,665
                     -----------  ----------  ---------  ---------  -----------
 Net appreciation        105,403                                        105,403
 Interest and
  dividend income         35,050                                         35,050
                     -----------  ----------  ---------  ---------  -----------
Total additions        7,721,118                                      7,721,118
(continued)                                                                 11

Transferred to Pooled
 Fund                 (7,025,624)                                    (7,025,624)
Participants'
  withdrawals           (111,581)                                      (111,581)
                     -----------  ----------  ---------  ---------  -----------
Balance at
 December 31, 1995     7,809,623   8,094,103          -          -   15,903,726
Additions (deductions):
 Contributions:
  Participants
  Employer (gross amount
   before reduction for
   forfeitures)        7,820,247                                      7,820,247
  Less forfeitures
   arising from
   withdrawals          (180,000)                                      (180,000)
                     -----------  ----------  ---------  ---------  -----------
 Net employer
  contributions        7,640,247                                      7,640,247
                     -----------  ----------  ---------  ---------  -----------
 Net appreciation        383,377                                        383,377
 Interest and
  dividend income         73,246       2,380          -          -       75,626
 Transferred from
  Pooled Fund for
  distribution                 -           -     15,987     18,464       34,451
                     -----------  ----------  ---------  ---------  -----------
Total additions        8,096,870       2,380     15,987     18,464    8,133,701
Transferred to
 Pooled Fund          (7,683,533)          -          -          -   (7,683,533)
Participant
 withdrawals            (213,633)          -          -          -     (213,633)
                     -----------  ----------  ---------  ---------  -----------
Balance at
 December 31, 1996  $  8,009,327 $ 8,096,483 $   15,987 $   18,464 $ 16,140,261
                     ===========  ==========  =========  =========  ===========

**Includes employer contribution receivable and short-term investments designated for investment in common stock of the Company.






















                                                                     12

                               Schedules

                      Cooper Tire & Rubber Company
                     Thrift and Profit Sharing Plan
             Employer Identification #34-4297750; Plan #005

       Item 27a - Schedule of Assets Held for Investment Purposes

                           December 31, 1996

                                       Shares,    Cost (Plus
                                      Units, or     Accrued     Fair
  Description                        Face Amount   Interest)    Value
  -----------                        -----------  ----------   --------
*Cooper Tire & Rubber
  Company common stock                 225,032   $4,646,337   $4,444,382
Washington Mutal Investors Fund            752       16,296       18,464
Investment Company of America              660       14,050       15,987
                                                  ---------    ---------
                                                 $4,676,683   $4,478,833
                                                  =========    =========

Confederation Fund:
 Confederation Life Insurance
  Company - 6.06% annuity
  contract; matures July 31, 1997    5,000,000   $5,000,000   $5,000,000
 Confederation Life Insurance
  Company - 6.19% annuity
  contract; matures
  January 31, 1998                   3,033,286    3,033,286    3,033,286
 Short-term investment:
  *Armada Government Portfolio Fund     63,197       63,197       63,197

                                                  ---------    ---------
Total Confederation Fund                         $8,096,483   $8,096,483
                                                  =========    =========

Short-term investment:
*Armada Government Portfolio Fund      223,263   $  223,263   $  223,263
                                                  =========    =========

* Party-in-interest

















                                                                      13

                      Cooper Tire & Rubber Company
                     Thrift and Profit Sharing Plan
             Employer Identification #34-4297750; Plan #005

             Item 27d - Schedule of Reportable Transactions

                      Year Ended December 31, 1996

                                                      Sales
                                           -----------------------------
                                                    Cost (Plus
                                 Cost of              Accrued    Gain/
Description of Assets           Purchases  Proceeds  Interest)   (Loss)
----------------------          ---------  --------  ---------  --------
Armada Government
 Portfolio Fund               $7,699,027  $7,689,260  $7,689,260  $    -
Cooper Tire & Rubber
 Company common stock          7,701,212           -           -       -



Note: The purchase and selling price for each reportable transaction represents its fair value at the time of acquisition or disposition.


































                                                                      14

                                                           EXHIBIT (99)
                      Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (Texarkana)

                   Financial Statements and Schedules


                 Years ended December 31, 1996 and 1995





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

                     Report of Independent Auditors

Pre-Tax Savings Plan Committee
Cooper Tire & Rubber Company
 Pre-Tax Savings Plan (Texarkana)

We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Texarkana) as of December 31, 1996 and 1995, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Texarkana) at December 31, 1996 and 1995, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1996 and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in our audit of the 1996 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1996 basic financial statements taken as a whole.


May 16, 1997












                      Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (Texarkana)

            Statements of Assets Available for Plan Benefits
                                                   December 31
                                               1996          1995
                                            ----------    ----------
Assets
Investments:
  Value of interest in Pooled Fund (Note 4)  $8,261,977    $7,954,165
  Cooper Tire & Rubber Company common stock     148,622       161,294
                                              ---------     ---------
                                              8,410,599     8,115,459

  Short-term investment                           1,434           430
                                              ---------     ---------
                                              8,412,033     8,115,889

Cash                                             95,515       109,279
Employer contribution receivable                112,596       114,127
                                              ---------     ---------
Assets available for plan benefits           $8,620,144    $8,339,295
                                              =========     =========

See accompanying notes.

































                      Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (Texarkana)

      Statements of Changes in Assets Available for Plan Benefits

                                              Year ended December 31
                                                1996          1995
                                             ----------    ----------
Additions:
  Cash contributions:
   Participants                              $1,907,977    $2,158,916
   Employer                                     264,020       270,884
                                              ---------     ---------
                                              2,171,997     2,429,800
  Investment income (loss):
   Net gain (loss) from Pooled Fund (Note 4) (1,110,919)      269,120
   Net appreciation in fair value of
    Cooper Tire & Rubber Company
    common stock                                 18,432         4,559
   Dividends                                      1,271           318
   Interest                                         210            90
                                              ---------     ---------
                                             (1,091,006)      274,087
                                              ---------     ---------
Total additions                               1,080,991     2,703,887

Participants' withdrawals                      (800,142)     (887,828)
                                              ---------     ---------
Increase in assets available for
 plan benefits during the year                  280,849     1,816,059

Assets available for plan benefits
 at beginning of year                         8,339,295     6,523,236
                                              ---------     ---------
Assets available for plan
 benefits at end of year                     $8,620,144    $8,339,295
                                              =========     =========

See accompanying notes.



















                      Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (Texarkana)

                     Notes to Financial Statements

                       December 31, 1996 and 1995

1. Summary of Plan

The Cooper Tire & Rubber Company Pre-Tax Savings Plan (Texarkana)
(Plan), as amended and restated, is a defined contribution plan administered by a Plan Committee appointed by the plan sponsor, Cooper Tire & Rubber Company (the Company). Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #752, United Steelworkers of America AFL-CIO/CLC (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1996, 860 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:

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

  3) Cash with interest - contributions are placed in investment contracts with a diversified group of insurance companies, banks, and other financial institutions. This option may also include alternative investment contracts which are backed by high quality fixed income assets. All contracts have specific individual terms including interest rate and maturity date.

The Plan provides that Pre-Tax Savings Plan (PSP) contributions may be made in one percent multiples of a participant's compensation up to fifteen percent, subject to Internal Revenue Code (IRC) limits on annual contributions to the Plan. The amount of contribution may be changed every thirty days.

The Plan provides that, beginning in 1994, the Company will contribute to the Plan each year from current or accumulated earnings an amount equal to the lesser of:

  (a) 25% of PSP contributions which represent up to four percent of each participant's compensation, less any forfeitures, or

  (b) an amount equal to fifteen percent of the Company's current year pre-tax earnings, exclusive of any deductions for contributions to the Plan, in excess of ten percent of the stockholders' equity of the Company at the beginning of the year.





The Company's Board of Directors, at its discretion, may waive the limitation in (b) and contribute from current or accumulated earnings an amount not to exceed the limitation in (a). Administrative expenses of the Plan are paid by the Company.

Investment options for future contributions may be changed daily.
Reallocation of balances may be made among the investment options daily.

Directions given by participants to the Plan trustee concerning the voting of common stock are confidential.

No amounts may be withdrawn by a participant from PSP contributions prior to termination of employment unless the participant has either attained age 59 1/2, becomes totally and permanently disabled, or is able to demonstrate financial hardship. Hardship withdrawals by participants not yet attaining 59 1/2 years of age are limited to PSP contributions and are subject to the IRC and regulations thereunder. Participants are fully vested in their contributions and earnings thereon.

The Plan shall continue until March 5, 1999. Thereafter it shall renew itself for yearly periods unless written notice is given by the Company or the Union that it is desired to terminate or amend the Plan. The Company has reserved the right to amend the Plan at any time if such amendment is necessary to enable the Plan to meet the requirements of the IRC or the requirements of any governmental authority. If the Plan terminates, and a successor plan is not adopted, all assets will be distributed to participants in a lump sum.

No material amounts of withdrawals by participants, initiated on or before December 31, 1996 or 1995, were pending.


2. Significant Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of (1) additions and deductions during the reporting period, and (2) assets and liabilities, as well as disclosure of contingent assets and liabilities, at the date of the financial statements. Actual results could differ from those estimates.

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

Certain investments of the Plan are combined with similar assets of the other defined contribution plans sponsored by the Company. The combined investments (Pooled Fund) are held by National City Bank as trustee and are valued at their fair value as determined by the trustee, except for fully benefit responsive investment contracts which are valued at contract value. At December 31, 1996 and 1995, the contract value of these contracts approximates fair value.

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

Forfeitures

Forfeitures occur when an employee elects a withdrawal from current year or unvested contributions or is terminated, voluntarily or involuntarily, before being fully vested. Forfeitures are used to reduce the Company obligation.


3. Income Tax Status

The Internal Revenue Service issued a determination letter dated
September 9, 1996 advising that the Plan meets the requirements of
Section 401(a) of the IRC and, therefore, the Trust created pursuant to the Plan qualifies as a tax-exempt Trust under Section 501(a).


4. Value of interest in Pooled Fund

The assets of the Cooper Tire & Rubber Company Pooled Fund are as
follows:
                                            December 31, 1996
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Armada Government
  Portfolio Fund           $  3,920,716  $ 2,549,491  $   131,992  $    77,455
Cooper Tire & Rubber
  Company Common Stock      154,672,046
Mutual funds:
  The Investment Company
   of America Fund                                     11,216,964
  The Washington Mutual
   Investors Fund                                                   16,458,231
(continued)




Cash with Interest Fund:
  New York Life Insurance
   Company - 7.65% annuity
   contract; matures
   January 4, 2000                         6,979,869
  John Hancock Mutual Life
   Insurance Company - 8.27%
   annuity contract; matures
   October 31, 1997                        6,754,591
  Provident Life and Accident
   Insurance Company - 5.55%
   annuity contract; matures
   January 30, 1998                        6,235,476
* Provident Life and Accident
   Insurance Company - 6.17%
   annuity contract; matures
   August 15, 2000                         4,973,573
  Principal Mutual Life Insurance
   Insurance Company - 4.73%
   annuity contract; matures
   July 31, 1997                           4,211,797
* Allstate Life Insurance
   Company - 5.43% annuity
   contract; matures
   February 18, 2002                       3,124,695
* Allmerica Financial Life
   Insurance Company - 6.69%
   contract, matures
   November 15, 2004                       3,054,620
* Caisse Des Depots (CDC) BRIC -
   6.15% annuity contract;
   matures September 25, 2000              2,987,598
* John Hancock Mutual Life
   Insurance Company - 6.35%
   annuity contract; matures
   May 1, 2007                             2,500,000
  Commonwealth Life Insurance
   Company - 3.66% annuity
   contract; matures
   August 1, 1998                          2,449,214
* Peoples Security Life -
   5.29% annuity contract
   BDA-00217TR-3; matures
   December 17, 2001                       2,401,106
* Caisse Des Depots (CDC) BRIC -
   5.80% annuity contract;
   matures May 31, 2000                    2,260,633
  New York Life Insurance
   Company - 7.65% annuity
   contract; matures
   July 31, 1998                           2,010,797
* Peoples Security Life -
   6.08% annuity contract
   BDA-00217TR-1; matures
   December 15, 1999                       1,998,773
* Peoples Security Life -
   5.36% annuity contract
   BDA-00217TR-2; matures
   September 15, 1998                      1,998,062
(continued)


  United of Omaha Life
   Insurance Company -
   variable rate annuity
   contract; matures
   August 2, 2000                          1,995,680
* Peoples Security Life -
   5.41% annuity contract
   BDA-00217TR-4; matures
   December 15, 1999                       1,671,599
* Peoples Security Life -
   6.17% annuity contract
   BDA-00217TR-5; matures
   August 15, 2001                         1,498,125
                            -----------   ----------   ----------   ----------
Total assets               $158,592,762  $61,655,699  $11,348,956  $16,535,686
                            ===========   ==========   ==========   ==========

                                            December 31, 1995
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Armada Government
  Portfolio Fund            $  3,336,254  $   154,498  $        -  $1,304,299
Cooper Tire & Rubber
  Company Common Stock       207,226,787
Mutual funds:
  The Investment Company
   of America Fund                                      6,983,308
  The Washington Mutual
   Investors Fund                                                   8,429,803
Cash with Interest Fund:
  John Hancock Mutual Life
   Insurance Company - 8.27%
   annuity contract; matures
   October 31, 1997                        10,450,587
  Prudential Life Insurance
   Company - 5.48% annuity
   contract; matures
   July 31, 1996                            9,053,865
  Sun Life Insurance Company
   of Canada (U. S.) - 8.07%
   annuity contract; matures
   January 31, 1996                         7,101,876
  New York Life Insurance
   Company - 7.65% annuity
   contract; matures
   January 4, 2000                          6,524,348
 *Provident Life and Accident
   Insurance Company - 6.17%
   annuity contract; matures
   August 15, 2000                          5,958,643
  Provident Life and Accident
   Insurance Company - 5.55%
   annuity contract; matures
   January 30, 1998                         5,924,419
(continued)                                                            8

  Commonwealth Life Insurance
   Company - 3.66% annuity
   contract; 50% of balance
   matures January 31, 1996
   and remainder matures
   July 31, 1998                            4,710,320
  Principal Mutual Life
   Insurance Company - 4.73%
   annuity contract; matures
   July 31, 1997                            4,030,173
 *Caisse Des Depots (CDC)
   BRIC - 6.15% annuity
   contract; matures
   September 25, 2000                       3,002,945
 *Peoples Security Life
   - 6.08% annuity contract;
   matures December 15, 1999                2,010,675
  United of Omaha Life
   Insurance Company -
   variable rate annuity
   contract; matures
   August 2, 2000                           2,005,766
  New York Life Insurance
   Company - 7.65% annuity
   contract; matures
   July 31, 1998                            1,879,568
                             -----------   ----------   ---------   ---------
Total assets                $210,563,041  $62,807,683  $6,983,308  $9,734,102
                             ===========   ==========   =========   =========

*  Collateralized or synthetic guaranteed investment contract.

The average yield of the Cash with Interest Fund for the years ended December 31, 1996 and 1995 was 6.3% and 6.8%, respectively.

The value of the Plan's interest in the Pooled Fund is $8,261,977 at December 31, 1996 and $7,954,165 at December 31, 1995.

The Plan's interest in the Pooled Fund's assets at December 31 is as follows:
                                                1996         1995
                                                ----         ----
Cooper Tire & Rubber Company Common Stock Fund  3.8%         3.1%
Cash with Interest Fund                         2.3%         1.9%
The Investment Company of America Fund          3.1%         1.0%
The Washington Mutual Investors Fund            2.9%         1.7%














(continued)
                                                                     9

The net investment gain (loss) of the Cooper Tire & Rubber Company
Pooled Fund is as follows:
                                       Year Ended December 31, 1996
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Interest                    $   107,783   $3,754,969   $   21,998  $   22,910
Dividends                     2,492,409                   672,816   1,182,597
Net realized and
 unrealized gain(loss)      (38,694,302)                1,167,742   1,802,447
                            -----------    ---------    ---------   ---------
Net investment gain(loss)  $(36,094,110)  $3,754,969   $1,862,556  $3,007,954
                             ==========    =========    =========   =========

                                       Year ended December 31, 1995
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
                             ==========    =========    =========   =========

The Plan's net investment loss from the Pooled Fund is $1,110,919 for the year ended December 31, 1996 and a net investment gain of $269,120 for the year ended December 31, 1995.

The net investment gain or loss of the Pooled Fund is allocated to each participating plan based on the percentage of that Plan's units in each Pooled Fund category.















                                                                      10

                               Schedules

                      Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (Texarkana)
             Employer Identification #34-4297750; Plan #012

       Item 27a - Schedule of Assets Held for Investment Purposes

                           December 31, 1996

                                       Shares,    Cost (Plus
                                      Units, or     Accrued     Fair
  Description                        Face Amount   Interest)    Value
  -----------                        -----------  ----------   --------
*Cooper Tire & Rubber
  Company common stock                 7,525      $152,550    $148,622
                                                   =======     =======
Short-term investment:
*Armada Government Portfolio Fund      1,435      $  1,434    $  1,434
                                                   =======     =======

* Party-in-interest





































                                                                     11

                      Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (Texarkana)
             Employer Identification #34-4297750; Plan #012

             Item 27d - Schedule of Reportable Transactions

                      Year Ended December 31, 1996

                                                      Sales
                                           -----------------------------
                                                    Cost (Plus
                                 Cost of              Accrued    Gain/
Description of Assets           Purchases  Proceeds  Interest)   (Loss)
----------------------          ---------  --------  ---------  --------
Armada Government
 Portfolio Fund                 $266,445   $265,441   $265,441  $    -
Cooper Tire & Rubber
 Company common stock            265,859          -          -       -



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


                 Years ended December 31, 1996 and 1995





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

                     Report of Independent Auditors

Pre-Tax Savings Plan Committee
Cooper Tire & Rubber Company
 Pre-Tax Savings Plan (Auburn)

We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan
(Auburn) as of December 31, 1996 and 1995, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Auburn) at December 31, 1996 and 1995, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1996 and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in our audit of the 1996 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1996 basic financial statements taken as a whole.


May 16, 1997












                      Cooper Tire & Rubber Company
                     Pre-Tax Savings Plan (Auburn)

            Statements of Assets Available for Plan Benefits
                                                   December 31
                                               1996          1995
                                            ----------    ----------
Assets
Investments:
  Value of interest in Pooled Fund (Note 4)  $849,375      $696,004
  Cooper Tire & Rubber Company common stock    28,218        22,630
                                              -------       -------
                                              877,593       718,634

  Short-term investment                           732           105
                                              -------       -------
                                              878,325       718,739

Cash                                           14,533        13,059
Employer contribution receivable               17,804        15,445
                                              -------       -------
Assets available for plan benefits           $910,662      $747,243
                                              =======       =======

See accompanying notes.

































                      Cooper Tire & Rubber Company
                     Pre-Tax Savings Plan (Auburn)

      Statements of Changes in Assets Available for Plan Benefits

                                              Year ended December 31
                                                1996          1995
                                             ----------    ----------
Additions:
  Cash contributions:
   Participants                              $258,687      $245,285
   Employer                                    46,975        37,444
                                              -------       -------
                                              305,662       282,729
  Investment income (loss):
   Net gain (loss) from Pooled Fund (Note 4)  (60,566)       42,824
   Net appreciation in fair value of
    Cooper Tire & Rubber Company
    common stock                                2,504           680
   Dividends                                      198            45
   Interest                                        30            11
                                              -------       -------
                                              (57,834)       43,560
                                              -------       -------
Total additions                               247,828       326,289

Participants' withdrawals                     (84,409)      (33,780)
                                              -------       -------
Increase in assets available for
 plan benefits during the year                163,419       292,509

Assets available for plan benefits
 at beginning of year                         747,243       454,734
                                              -------       -------
Assets available for plan
 benefits at end of year                     $910,662      $747,243
                                              =======       =======

See accompanying notes.



















                      Cooper Tire & Rubber Company
                     Pre-Tax Savings Plan (Auburn)

                     Notes to Financial Statements

                       December 31, 1996 and 1995

1. Summary of Plan

The Cooper Tire & Rubber Company Pre-Tax Savings Plan (Auburn) (Plan), as amended and restated, is a defined contribution plan administered by a Plan Committee appointed by the plan sponsor, Cooper Tire & Rubber Company (the Company). Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #634, United Steelworkers of America AFL-CIO/CLC (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1996, 205 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:

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

  3) Cash with interest - contributions are placed in investment contracts with a diversified group of insurance companies, banks, and other financial institutions. This option may also include alternative investment contracts which are backed by high quality fixed income assets. All contracts have specific individual terms including interest rate and maturity date.

The Plan provides that Pre-Tax Savings Plan (PSP) contributions may be made in one percent multiples of a participant's compensation up to fifteen percent, subject to Internal Revenue Code (IRC) limits on annual contributions to the Plan. The amount of contribution may be changed every thirty days.

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





The Company's Board of Directors, at its discretion, may waive the limitation in (b) and contribute from current or accumulated earnings an amount not to exceed the limitation in (a). Administrative expenses of the Plan are paid by the Company.

Investment options for future contributions may be changed daily.
Reallocation of balances may be made among the investment options daily.

Directions given by participants to the Plan trustee concerning the voting of common stock are confidential.

No amounts may be withdrawn by a participant from PSP contributions prior to termination of employment unless the participant has either attained age 59 1/2, becomes totally and permanently disabled, or is able to demonstrate financial hardship. Hardship withdrawals by participants not yet attaining 59 1/2 years of age are limited to PSP contributions and are subject to the IRC and regulations thereunder. Participants are fully vested in their contributions and earnings thereon.

The Plan shall continue until December 5, 1997. Thereafter it shall renew itself for yearly periods unless written notice is given by the Company or the Union that it is desired to terminate or amend the Plan. The Company has reserved the right to amend the Plan at any time if such amendment is necessary to enable the Plan to meet the requirements of the IRC or the requirements of any governmental authority. If the Plan terminates, and a successor plan is not adopted, all assets will be distributed to participants in a lump sum.

No material amounts of withdrawals by participants, initiated on or before December 31, 1996 or 1995, were pending.


2. Significant Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of (1) additions and deductions during the reporting period, and (2) assets and liabilities, as well as disclosure of contingent assets and liabilities, at the date of the financial statements. Actual results could differ from those estimates.

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

Certain investments of the Plan are combined with similar assets of the other defined contribution plans sponsored by the Company. The combined investments (Pooled Fund) are held by National City Bank as trustee and are valued at their fair value as determined by the trustee, except for fully benefit responsive investment contracts which are valued at contract value. At December 31, 1996 and 1995, the contract value of these contracts approximates fair value.

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

Forfeitures

Forfeitures occur when an employee elects a withdrawal from current year or unvested contributions or is terminated, voluntarily or involuntarily, before being fully vested. Forfeitures are used to reduce the Company obligation.


3. Income Tax Status

The Internal Revenue Service issued a determination letter dated
September 9, 1996 advising that the Plan meets the requirements of
Section 401(a) of the IRC and, therefore, the Trust created pursuant to the Plan qualifies as a tax-exempt Trust under Section 501(a).


4. Value of interest in Pooled Fund

The assets of the Cooper Tire & Rubber Company Pooled Fund are as
follows:
                                            December 31, 1996
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Armada Government
  Portfolio Fund           $  3,920,716  $ 2,549,491  $   131,992  $    77,455
Cooper Tire & Rubber
  Company Common Stock      154,672,046
Mutual funds:
  The Investment Company
   of America Fund                                     11,216,964
  The Washington Mutual
   Investors Fund                                                   16,458,231
(continued)




Cash with Interest Fund:
  New York Life Insurance
   Company - 7.65% annuity
   contract; matures
   January 4, 2000                         6,979,869
  John Hancock Mutual Life
   Insurance Company - 8.27%
   annuity contract; matures
   October 31, 1997                        6,754,591
  Provident Life and Accident
   Insurance Company - 5.55%
   annuity contract; matures
   January 30, 1998                        6,235,476
* Provident Life and Accident
   Insurance Company - 6.17%
   annuity contract; matures
   August 15, 2000                         4,973,573
  Principal Mutual Life Insurance
   Insurance Company - 4.73%
   annuity contract; matures
   July 31, 1997                           4,211,797
* Allstate Life Insurance
   Company - 5.43% annuity
   contract; matures
   February 18, 2002                       3,124,695
* Allmerica Financial Life
   Insurance Company - 6.69%
   contract, matures
   November 15, 2004                       3,054,620
* Caisse Des Depots (CDC) BRIC -
   6.15% annuity contract;
   matures September 25, 2000              2,987,598
* John Hancock Mutual Life
   Insurance Company - 6.35%
   annuity contract; matures
   May 1, 2007                             2,500,000
  Commonwealth Life Insurance
   Company - 3.66% annuity
   contract; matures
   August 1, 1998                          2,449,214
* Peoples Security Life -
   5.29% annuity contract
   BDA-00217TR-3; matures
   December 17, 2001                       2,401,106
* Caisse Des Depots (CDC) BRIC -
   5.80% annuity contract;
   matures May 31, 2000                    2,260,633
  New York Life Insurance
   Company - 7.65% annuity
   contract; matures
   July 31, 1998                           2,010,797
* Peoples Security Life -
   6.08% annuity contract
   BDA-00217TR-1; matures
   December 15, 1999                       1,998,773
* Peoples Security Life -
   5.36% annuity contract
   BDA-00217TR-2; matures
   September 15, 1998                      1,998,062
(continued)


  United of Omaha Life
   Insurance Company -
   variable rate annuity
   contract; matures
   August 2, 2000                          1,995,680
* Peoples Security Life -
   5.41% annuity contract
   BDA-00217TR-4; matures
   December 15, 1999                       1,671,599
* Peoples Security Life -
   6.17% annuity contract
   BDA-00217TR-5; matures
   August 15, 2001                         1,498,125
                            -----------   ----------   ----------   ----------
Total assets               $158,592,762  $61,655,699  $11,348,956  $16,535,686
                            ===========   ==========   ==========   ==========

                                            December 31, 1995
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Armada Government
  Portfolio Fund            $  3,336,254  $   154,498  $        -  $1,304,299
Cooper Tire & Rubber
  Company Common Stock       207,226,787
Mutual funds:
  The Investment Company
   of America Fund                                      6,983,308
  The Washington Mutual
   Investors Fund                                                   8,429,803
Cash with Interest Fund:
  John Hancock Mutual Life
   Insurance Company - 8.27%
   annuity contract; matures
   October 31, 1997                        10,450,587
  Prudential Life Insurance
   Company - 5.48% annuity
   contract; matures
   July 31, 1996                            9,053,865
  Sun Life Insurance Company
   of Canada (U. S.) - 8.07%
   annuity contract; matures
   January 31, 1996                         7,101,876
  New York Life Insurance
   Company - 7.65% annuity
   contract; matures
   January 4, 2000                          6,524,348
 *Provident Life and Accident
   Insurance Company - 6.17%
   annuity contract; matures
   August 15, 2000                          5,958,643
  Provident Life and Accident
   Insurance Company - 5.55%
   annuity contract; matures
   January 30, 1998                         5,924,419
(continued)                                                            8

  Commonwealth Life Insurance
   Company - 3.66% annuity
   contract; 50% of balance
   matures January 31, 1996
   and remainder matures
   July 31, 1998                            4,710,320
  Principal Mutual Life
   Insurance Company - 4.73%
   annuity contract; matures
   July 31, 1997                            4,030,173
 *Caisse Des Depots (CDC)
   BRIC - 6.15% annuity
   contract; matures
   September 25, 2000                       3,002,945
 *Peoples Security Life
   - 6.08% annuity contract;
   matures December 15, 1999                2,010,675
  United of Omaha Life
   Insurance Company -
   variable rate annuity
   contract; matures
   August 2, 2000                           2,005,766
  New York Life Insurance
   Company - 7.65% annuity
   contract; matures
   July 31, 1998                            1,879,568
                             -----------   ----------   ---------   ---------
Total assets                $210,563,041  $62,807,683  $6,983,308  $9,734,102
                             ===========   ==========   =========   =========

*  Collateralized or synthetic guaranteed investment contract.

The average yield of the Cash with Interest Fund for the years ended December 31, 1996 and 1995 was 6.3% and 6.8%, respectively.

The value of the Plan's interest in the Pooled Fund is $849,375 at December 31, 1996 and $696,004 at December 31, 1995.

The Plan's interest in the Pooled Fund's assets at December 31 is as follows:
                                                1996         1995
                                                ----         ----
Cooper Tire & Rubber Company Common Stock Fund  0.3%         0.2%
Cash with Interest Fund                         0.3%         0.2%
The Investment Company of America Fund          1.0%         1.0%
The Washington Mutual Investors Fund            0.4%         0.5%















(continued)
                                                                       9

The net investment gain (loss) of the Cooper Tire & Rubber Company
Pooled Fund is as follows:
                                       Year Ended December 31, 1996
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Interest                    $   107,783   $3,754,969   $   21,998  $   22,910
Dividends                     2,492,409                   672,816   1,182,597
Net realized and
 unrealized gain(loss)      (38,694,302)                1,167,742   1,802,447
                            -----------    ---------    ---------   ---------
Net investment gain(loss)  $(36,094,110)  $3,754,969   $1,862,556  $3,007,954
                             ==========    =========    =========   =========

                                       Year ended December 31, 1995
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
                             ==========    =========    =========   =========

The Plan's net investment loss from the Pooled Fund is $60,566 for the year ended December 31, 1996 and a net investment gain of $42,824 for the year ended December 31, 1995.

The net investment gain or loss of the Pooled Fund is allocated to each participating plan based on the percentage of that Plan's units in each Pooled Fund category.















                                                                      10

                               Schedules

                      Cooper Tire & Rubber Company
                     Pre-Tax Savings Plan (Auburn)
             Employer Identification #34-4297750; Plan #009

       Item 27a - Schedule of Assets Held for Investment Purposes

                           December 31, 1996

                                       Shares,    Cost (Plus
                                     Units, or      Accrued     Fair
  Description                        Face Amount   Interest)    Value
  -----------                        -----------  ----------   --------
*Cooper Tire & Rubber
  Company common stock                1,428         $28,657    $28,218
                                                     ======     ======
Short-term investment:
*Armada Government Portfolio Fund       732         $   732    $   732
                                                     ======     ======

* Party-in-interest





































                                                                     11

                      Cooper Tire & Rubber Company
                     Pre-Tax Savings Plan (Auburn)
             Employer Identification #34-4297750; Plan #009

             Item 27d - Schedule of Reportable Transactions

                      Year Ended December 31, 1996

                                                      Sales
                                           -----------------------------
                                                    Cost (Plus
                                 Cost of              Accrued    Gain/
Description of Assets           Purchases  Proceeds  Interest)   (Loss)
----------------------          ---------  --------  ---------  --------
Armada Government
 Portfolio Fund                  $45,249    $44,623    $44,623    $    -
Cooper Tire & Rubber
 Company common stock             44,558          -          -         -



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


                 Years ended December 31, 1996 and 1995





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

                     Report of Independent Auditors

Pre-Tax Savings Plan Committee
Cooper Tire & Rubber Company
 Pre-Tax Savings Plan (Findlay)

We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Findlay) as of December 31, 1996 and 1995, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Findlay) at December 31, 1996 and 1995, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1996 and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in our audit of the 1996 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1996 basic financial statements taken as a whole.


May 16, 1997












                      Cooper Tire & Rubber Company
                     Pre-Tax Savings Plan (Findlay)

            Statements of Assets Available for Plan Benefits
                                                   December 31
                                               1996          1995
                                            ----------    ----------
Assets
Investments:
  Value of interest in Pooled Fund (Note 4) $6,824,999    $4,983,484
  Cooper Tire & Rubber Company common stock    135,844        78,899
                                             ---------     ---------
                                             6,960,843     5,062,383

  Short-term investment                            996           569
                                             ---------     ---------
                                             6,961,839     5,062,952

Cash                                           142,974        84,112
Employer contribution receivable               134,794       172,716
                                             ---------     ---------
Assets available for plan benefits          $7,239,607    $5,319,780
                                             =========     =========

See accompanying notes.

































                      Cooper Tire & Rubber Company
                     Pre-Tax Savings Plan (Findlay)

      Statements of Changes in Assets Available for Plan Benefits

                                              Year ended December 31
                                                1996         1995
                                             ----------    ----------
Additions:
  Cash contributions:
   Participants                              $2,228,008    $2,048,398
   Employer                                     272,696       249,717
                                              ---------     ---------
                                              2,500,704     2,298,115
  Investment income (loss):
   Net gain (loss) from Pooled Fund (Note 4)   (370,247)      311,788
   Net appreciation in fair value of
    Cooper Tire & Rubber Company
    common stock                                  9,210         2,031
   Dividends                                        800           156
   Interest                                         193            44
                                              ---------     ---------
                                               (360,044)      314,019
                                              ---------     ---------
Total additions                               2,140,660     2,612,134

Participants' withdrawals                      (220,833)     (155,168)
                                              ---------     ---------
Increase in assets available for
 plan benefits during the year                1,919,827     2,456,966

Assets available for plan benefits
 at beginning of year                         5,319,780     2,862,814
                                              ---------     ---------
Assets available for plan
 benefits at end of year                     $7,239,607    $5,319,780
                                              =========     =========

See accompanying notes.



















                      Cooper Tire & Rubber Company
                     Pre-Tax Savings Plan (Findlay)

                     Notes to Financial Statements

                       December 31, 1996 and 1995

1. Summary of Plan

The Cooper Tire & Rubber Company Pre-Tax Savings Plan (Findlay) (Plan), as amended and restated, is a defined contribution plan administered by a Plan Committee appointed by the plan sponsor, Cooper Tire & Rubber Company (the Company). Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #207, United Steelworkers of America AFL-CIO/CLC (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1996, 592 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:

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

  3) Cash with interest - contributions are placed in investment contracts with a diversified group of insurance companies, banks, and other financial institutions. This option may also include alternative investment contracts which are backed by high quality fixed income assets. All contracts have specific individual terms including interest rate and maturity date.

The Plan provides that Pre-Tax Savings Plan (PSP) contributions may be made in one percent multiples of a participant's compensation up to fifteen percent, subject to Internal Revenue Code (IRC) limits on annual contributions to the Plan. The amount of contribution may be changed every thirty days.

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





The Company's Board of Directors, at its discretion, may waive the limitation in (b) and contribute from current or accumulated earnings an amount not to exceed the limitation in (a). Administrative expenses of the Plan are paid by the Company.

Investment options for future contributions may be changed daily.
Reallocation of balances may be made among the investment options daily.

Directions given by participants to the Plan trustee concerning the voting of common stock are confidential.

No amounts may be withdrawn by a participant from PSP contributions prior to termination of employment unless the participant has either attained age 59 1/2, becomes totally and permanently disabled, or is able to demonstrate financial hardship. Hardship withdrawals by participants not yet attaining 59 1/2 years of age are limited to PSP contributions and are subject to the IRC and regulations thereunder. Participants are fully vested in their contributions and earnings thereon.

The Plan shall continue until October 31, 1997. Thereafter it shall renew itself for yearly periods unless written notice is given by the Company or the Union that it is desired to terminate or amend the Plan. The Company has reserved the right to amend the Plan at any time if such amendment is necessary to enable the Plan to meet the requirements of the IRC or the requirements of any governmental authority. If the Plan terminates, and a successor plan is not adopted, all assets will be distributed to participants in a lump sum.

No material amounts of withdrawals by participants, initiated on or before December 31, 1996 or 1995, were pending.


2. Significant Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of (1) additions and deductions during the reporting period, and (2) assets and liabilities, as well as disclosure of contingent assets and liabilities, at the date of the financial statements. Actual results could differ from those estimates.

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

Certain investments of the Plan are combined with similar assets of the other defined contribution plans sponsored by the Company. The combined investments (Pooled Fund) are held by National City Bank as trustee and are valued at their fair value as determined by the trustee, except for fully benefit responsive investment contracts which are valued at contract value. At December 31, 1996 and 1995, the contract value of these contracts approximates fair value.

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

Forfeitures

Forfeitures occur when an employee elects a withdrawal from current year or unvested contributions or is terminated, voluntarily or involuntarily, before being fully vested. Forfeitures are used to reduce the Company obligation.


3. Income Tax Status

The Internal Revenue Service issued a determination letter dated
September 9, 1996 advising that the Plan meets the requirements of
Section 401(a) of the IRC and, therefore, the Trust created pursuant to the Plan qualifies as a tax-exempt Trust under Section 501(a).


4. Value of interest in Pooled Fund

The assets of the Cooper Tire & Rubber Company Pooled Fund are as
follows:
                                            December 31, 1996
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Armada Government
  Portfolio Fund           $  3,920,716  $ 2,549,491  $   131,992  $    77,455
Cooper Tire & Rubber
  Company Common Stock      154,672,046
Mutual funds:
  The Investment Company
   of America Fund                                     11,216,964
  The Washington Mutual
   Investors Fund                                                   16,458,231
(continued)




Cash with Interest Fund:
  New York Life Insurance
   Company - 7.65% annuity
   contract; matures
   January 4, 2000                         6,979,869
  John Hancock Mutual Life
   Insurance Company - 8.27%
   annuity contract; matures
   October 31, 1997                        6,754,591
  Provident Life and Accident
   Insurance Company - 5.55%
   annuity contract; matures
   January 30, 1998                        6,235,476
* Provident Life and Accident
   Insurance Company - 6.17%
   annuity contract; matures
   August 15, 2000                         4,973,573
  Principal Mutual Life Insurance
   Insurance Company - 4.73%
   annuity contract; matures
   July 31, 1997                           4,211,797
* Allstate Life Insurance
   Company - 5.43% annuity
   contract; matures
   February 18, 2002                       3,124,695
* Allmerica Financial Life
   Insurance Company - 6.69%
   contract, matures
   November 15, 2004                       3,054,620
* Caisse Des Depots (CDC) BRIC -
   6.15% annuity contract;
   matures September 25, 2000              2,987,598
* John Hancock Mutual Life
   Insurance Company - 6.35%
   annuity contract; matures
   May 1, 2007                             2,500,000
  Commonwealth Life Insurance
   Company - 3.66% annuity
   contract; matures
   August 1, 1998                          2,449,214
* Peoples Security Life -
   5.29% annuity contract
   BDA-00217TR-3; matures
   December 17, 2001                       2,401,106
* Caisse Des Depots (CDC) BRIC -
   5.80% annuity contract;
   matures May 31, 2000                    2,260,633
  New York Life Insurance
   Company - 7.65% annuity
   contract; matures
   July 31, 1998                           2,010,797
* Peoples Security Life -
   6.08% annuity contract
   BDA-00217TR-1; matures
   December 15, 1999                       1,998,773
* Peoples Security Life -
   5.36% annuity contract
   BDA-00217TR-2; matures
   September 15, 1998                      1,998,062
(continued)


  United of Omaha Life
   Insurance Company -
   variable rate annuity
   contract; matures
   August 2, 2000                          1,995,680
* Peoples Security Life -
   5.41% annuity contract
   BDA-00217TR-4; matures
   December 15, 1999                       1,671,599
* Peoples Security Life -
   6.17% annuity contract
   BDA-00217TR-5; matures
   August 15, 2001                         1,498,125
                            -----------   ----------   ----------   ----------
Total assets               $158,592,762  $61,655,699  $11,348,956  $16,535,686
                            ===========   ==========   ==========   ==========

                                            December 31, 1995
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Armada Government
  Portfolio Fund            $  3,336,254  $   154,498  $        -  $1,304,299
Cooper Tire & Rubber
  Company Common Stock       207,226,787
Mutual funds:
  The Investment Company
   of America Fund                                      6,983,308
  The Washington Mutual
   Investors Fund                                                   8,429,803
Cash with Interest Fund:
  John Hancock Mutual Life
   Insurance Company - 8.27%
   annuity contract; matures
   October 31, 1997                        10,450,587
  Prudential Life Insurance
   Company - 5.48% annuity
   contract; matures
   July 31, 1996                            9,053,865
  Sun Life Insurance Company
   of Canada (U. S.) - 8.07%
   annuity contract; matures
   January 31, 1996                         7,101,876
  New York Life Insurance
   Company - 7.65% annuity
   contract; matures
   January 4, 2000                          6,524,348
 *Provident Life and Accident
   Insurance Company - 6.17%
   annuity contract; matures
   August 15, 2000                          5,958,643
  Provident Life and Accident
   Insurance Company - 5.55%
   annuity contract; matures
   January 30, 1998                         5,924,419
(continued)                                                            8

  Commonwealth Life Insurance
   Company - 3.66% annuity
   contract; 50% of balance
   matures January 31, 1996
   and remainder matures
   July 31, 1998                            4,710,320
  Principal Mutual Life
   Insurance Company - 4.73%
   annuity contract; matures
   July 31, 1997                            4,030,173
 *Caisse Des Depots (CDC)
   BRIC - 6.15% annuity
   contract; matures
   September 25, 2000                       3,002,945
 *Peoples Security Life
   - 6.08% annuity contract;
   matures December 15, 1999                2,010,675
  United of Omaha Life
   Insurance Company -
   variable rate annuity
   contract; matures
   August 2, 2000                           2,005,766
  New York Life Insurance
   Company - 7.65% annuity
   contract; matures
   July 31, 1998                            1,879,568
                             -----------   ----------   ---------   ---------
Total assets                $210,563,041  $62,807,683  $6,983,308  $9,734,102
                             ===========   ==========   =========   =========

*  Collateralized or synthetic guaranteed investment contract.

The average yield of the Cash with Interest Fund for the years ended December 31, 1996 and 1995 was 6.3% and 6.8%, respectively.

The value of the Plan's interest in the Pooled Fund is $6,824,999 at December 31, 1996 and $4,983,484 at December 31, 1995.

The Plan's interest in the Pooled Fund's assets at December 31 is as follows:
                                                1996         1995
                                                ----         ----
Cooper Tire & Rubber Company Common Stock Fund  2.4%         1.6%
Cash with Interest Fund                         1.4%         0.9%
The Investment Company of America Fund         10.0%         9.2%
The Washington Mutual Investors Fund            5.8%         5.1%














(continued)
                                                                       9

The net investment gain (loss) of the Cooper Tire & Rubber Company
Pooled Fund is as follows:
                                       Year Ended December 31, 1996
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Interest                   $    107,783   $3,754,969   $   21,998  $   22,910
Dividends                     2,492,409                   672,816   1,182,597
Net realized and
 unrealized gain(loss)      (38,694,302)                1,167,742   1,802,447
                            -----------    ---------    ---------   ---------
Net investment gain(loss)  $(36,094,110)  $3,754,969   $1,862,556  $3,007,954
                             ==========    =========    =========   =========

                                       Year ended December 31, 1995
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
                             ==========    =========    =========   =========

The Plan's net investment loss from the Pooled Fund is $370,247 for the year ended December 31, 1996 and a net investment gain of $311,788 for the year ended December 31, 1995.

The net investment gain or loss of the Pooled Fund is allocated to each participating plan based on the percentage of that Plan's units in each Pooled Fund category.















                                                                      10

                               Schedules

                      Cooper Tire & Rubber Company
                     Pre-Tax Savings Plan (Findlay)
             Employer Identification #34-4297750; Plan #014

       Item 27a - Schedule of Assets Held for Investment Purposes

                           December 31, 1996

                                       Shares,    Cost (Plus
                                      Units, or     Accrued     Fair
  Description                        Face Amount   Interest)    Value
  -----------                        -----------  ----------   --------
*Cooper Tire & Rubber
  Company common stock                  6,878      $137,850    $135,844
                                                    =======     =======
Short-term investment:
*Armada Government Portfolio Fund         996      $    996    $    996
                                                    =======     =======

* Party-in-interest





































                                                                      11

                      Cooper Tire & Rubber Company
                     Pre-Tax Savings Plan (Findlay)
             Employer Identification #34-4297750; Plan #014

             Item 27d - Schedule of Reportable Transactions

                      Year Ended December 31, 1996

                                                      Sales
                                           -----------------------------
                                                    Cost (Plus
                                 Cost of              Accrued    Gain/
Description of Assets           Purchases  Proceeds  Interest)   (Loss)
----------------------          ---------  --------  ---------  --------
Armada Government
 Portfolio Fund                 $311,227   $310,801   $310,801  $    -
Cooper Tire & Rubber
 Company common stock            311,181          -          -       -



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


                 Years ended December 31, 1996 and 1995





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

                     Report of Independent Auditors

Pre-Tax Savings Plan Committee
Cooper Tire & Rubber Company
 Pre-Tax Savings Plan (El Dorado)

We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (El Dorado) as of December 31, 1996 and 1995, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (El Dorado) at December 31, 1996 and 1995, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1996 and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in our audit of the 1996 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1996 basic financial statements taken as a whole.


May 16, 1997












                      Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (El Dorado)

            Statements of Assets Available for Plan Benefits
                                                   December 31
                                               1996          1995
                                            ----------    ----------
Assets
Investments:
  Value of interest in Pooled Fund (Note 4)  $394,428      $312,717
  Cooper Tire & Rubber Company common stock    12,994        11,303
                                              -------       -------
                                              407,422       324,020

  Short-term investment                           153            77
                                              -------       -------
                                              407,575       324,097

Cash                                            6,515         7,949
Employer contribution receivable                9,295         8,522
                                              -------       -------
Assets available for plan benefits           $423,385      $340,568
                                              =======       =======

See accompanying notes.

































                      Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (El Dorado)

      Statements of Changes in Assets Available for Plan Benefits

                                              Year ended December 31
                                                1996          1995
                                             ----------    ----------
Additions:
  Cash contributions:
   Participants                              $134,107      $124,673
   Employer                                    22,554        19,534
                                              -------       -------
                                              156,661       144,207
  Investment income (loss):
   Net gain (loss) from Pooled Fund (Note 4)  (23,146)       20,793
   Net appreciation in fair value of
    Cooper Tire & Rubber Company
    common stock                                1,263           340
   Dividends                                       96            22
   Interest                                        15             6
                                              -------       -------
                                              (21,772)       21,161
                                              -------       -------
Total additions                               134,889       165,368

Participants' withdrawals                     (52,072)     (100,344)
                                              -------       -------
Increase in assets available for
 plan benefits during the year                 82,817        65,024

Assets available for plan benefits
 at beginning of year                         340,568       275,544
                                              -------       -------
Assets available for plan
 benefits at end of year                     $423,385      $340,568
                                              =======       =======

See accompanying notes.



















                      Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (El Dorado)

                     Notes to Financial Statements

                       December 31, 1996 and 1995

1. Summary of Plan

The Cooper Tire & Rubber Company Pre-Tax Savings Plan (El Dorado)
(Plan), as amended and restated, is a defined contribution plan administered by a Plan Committee appointed by the plan sponsor, Cooper Tire & Rubber Company (the Company). Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #769, United Steelworkers of America AFL-CIO/CLC (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1996, 115 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:

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

  3) Cash with interest - contributions are placed in investment contracts with a diversified group of insurance companies, banks, and other financial institutions. This option may also include alternative investment contracts which are backed by high quality fixed income assets. All contracts have specific individual terms including interest rate and maturity date.

The Plan provides that Pre-Tax Savings Plan (PSP) contributions may be made in one percent multiples of a participant's compensation up to fifteen percent, subject to Internal Revenue Code (IRC) limits on annual contributions to the Plan. The amount of contribution may be changed every thirty days.

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





The Company's Board of Directors, at its discretion, may waive the limitation in (b) and contribute from current or accumulated earnings an amount not to exceed the limitation in (a). Administrative expenses of the Plan are paid by the Company.

Investment options for future contributions may be changed daily.
Reallocation of balances may be made among the investment options daily.

Directions given by participants to the Plan trustee concerning the voting of common stock are confidential.

No amounts may be withdrawn by a participant from PSP contributions prior to termination of employment unless the participant has either attained age 59 1/2, becomes totally and permanently disabled, or is able to demonstrate financial hardship. Hardship withdrawals by participants not yet attaining 59 1/2 years of age are limited to PSP contributions and are subject to the IRC and regulations thereunder. Participants are fully vested in their contributions and earnings thereon.

The Plan shall continue until April 27, 1997. Thereafter it shall renew itself for yearly periods unless written notice is given by the Company or the Union that it is desired to terminate or amend the Plan. The Company has reserved the right to amend the Plan at any time if such amendment is necessary to enable the Plan to meet the requirements of the IRC or the requirements of any governmental authority. If the Plan terminates, and a successor plan is not adopted, all assets will be distributed to participants in a lump sum.

No material amounts of withdrawals by participants, initiated on or before December 31, 1996 or 1995, were pending.


2. Significant Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of (1) additions and deductions during the reporting period, and (2) assets and liabilities, as well as disclosure of contingent assets and liabilities, at the date of the financial statements. Actual results could differ from those estimates.

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

Certain investments of the Plan are combined with similar assets of the other defined contribution plans sponsored by the Company. The combined investments (Pooled Fund) are held by National City Bank as trustee and are valued at their fair value as determined by the trustee, except for fully benefit responsive investment contracts which are valued at contract value. At December 31, 1996 and 1995, the contract value of these contracts approximates fair value.

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

Forfeitures

Forfeitures occur when an employee elects a withdrawal from current year or unvested contributions or is terminated, voluntarily or involuntarily, before being fully vested. Forfeitures are used to reduce the Company obligation.


3. Income Tax Status

The Internal Revenue Service issued a determination letter dated
September 9, 1996 advising that the Plan meets the requirements of
Section 401(a) of the IRC and, therefore, the Trust created pursuant to the Plan qualifies as a tax-exempt Trust under Section 501(a).


4. Value of interest in Pooled Fund

The assets of the Cooper Tire & Rubber Company Pooled Fund are as
follows:
                                            December 31, 1996
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Armada Government
  Portfolio Fund           $  3,920,716  $ 2,549,491  $   131,992  $    77,455
Cooper Tire & Rubber
  Company Common Stock      154,672,046
Mutual funds:
  The Investment Company
   of America Fund                                     11,216,964
  The Washington Mutual
   Investors Fund                                                   16,458,231
(continued)




Cash with Interest Fund:
  New York Life Insurance
   Company - 7.65% annuity
   contract; matures
   January 4, 2000                         6,979,869
  John Hancock Mutual Life
   Insurance Company - 8.27%
   annuity contract; matures
   October 31, 1997                        6,754,591
  Provident Life and Accident
   Insurance Company - 5.55%
   annuity contract; matures
   January 30, 1998                        6,235,476
* Provident Life and Accident
   Insurance Company - 6.17%
   annuity contract; matures
   August 15, 2000                         4,973,573
  Principal Mutual Life Insurance
   Insurance Company - 4.73%
   annuity contract; matures
   July 31, 1997                           4,211,797
* Allstate Life Insurance
   Company - 5.43% annuity
   contract; matures
   February 18, 2002                       3,124,695
* Allmerica Financial Life
   Insurance Company - 6.69%
   contract, matures
   November 15, 2004                       3,054,620
* Caisse Des Depots (CDC) BRIC -
   6.15% annuity contract;
   matures September 25, 2000              2,987,598
* John Hancock Mutual Life
   Insurance Company - 6.35%
   annuity contract; matures
   May 1, 2007                             2,500,000
  Commonwealth Life Insurance
   Company - 3.66% annuity
   contract; matures
   August 1, 1998                          2,449,214
* Peoples Security Life -
   5.29% annuity contract
   BDA-00217TR-3; matures
   December 17, 2001                       2,401,106
* Caisse Des Depots (CDC) BRIC -
   5.80% annuity contract;
   matures May 31, 2000                    2,260,633
  New York Life Insurance
   Company - 7.65% annuity
   contract; matures
   July 31, 1998                           2,010,797
* Peoples Security Life -
   6.08% annuity contract
   BDA-00217TR-1; matures
   December 15, 1999                       1,998,773
* Peoples Security Life -
   5.36% annuity contract
   BDA-00217TR-2; matures
   September 15, 1998                      1,998,062
(continued)


  United of Omaha Life
   Insurance Company -
   variable rate annuity
   contract; matures
   August 2, 2000                          1,995,680
* Peoples Security Life -
   5.41% annuity contract
   BDA-00217TR-4; matures
   December 15, 1999                       1,671,599
* Peoples Security Life -
   6.17% annuity contract
   BDA-00217TR-5; matures
   August 15, 2001                         1,498,125
                            -----------   ----------   ----------   ----------
Total assets               $158,592,762  $61,655,699  $11,348,956  $16,535,686
                            ===========   ==========   ==========   ==========

                                            December 31, 1995
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Armada Government
  Portfolio Fund            $  3,336,254  $   154,498  $        -  $1,304,299
Cooper Tire & Rubber
  Company Common Stock       207,226,787
Mutual funds:
  The Investment Company
   of America Fund                                      6,983,308
  The Washington Mutual
   Investors Fund                                                   8,429,803
Cash with Interest Fund:
  John Hancock Mutual Life
   Insurance Company - 8.27%
   annuity contract; matures
   October 31, 1997                        10,450,587
  Prudential Life Insurance
   Company - 5.48% annuity
   contract; matures
   July 31, 1996                            9,053,865
  Sun Life Insurance Company
   of Canada (U. S.) - 8.07%
   annuity contract; matures
   January 31, 1996                         7,101,876
  New York Life Insurance
   Company - 7.65% annuity
   contract; matures
   January 4, 2000                          6,524,348
 *Provident Life and Accident
   Insurance Company - 6.17%
   annuity contract; matures
   August 15, 2000                          5,958,643
  Provident Life and Accident
   Insurance Company - 5.55%
   annuity contract; matures
   January 30, 1998                         5,924,419
(continued)                                                            8

  Commonwealth Life Insurance
   Company - 3.66% annuity
   contract; 50% of balance
   matures January 31, 1996
   and remainder matures
   July 31, 1998                            4,710,320
  Principal Mutual Life
   Insurance Company - 4.73%
   annuity contract; matures
   July 31, 1997                            4,030,173
 *Caisse Des Depots (CDC)
   BRIC - 6.15% annuity
   contract; matures
   September 25, 2000                       3,002,945
 *Peoples Security Life
   - 6.08% annuity contract;
   matures December 15, 1999                2,010,675
  United of Omaha Life
   Insurance Company -
   variable rate annuity
   contract; matures
   August 2, 2000                           2,005,766
  New York Life Insurance
   Company - 7.65% annuity
   contract; matures
   July 31, 1998                            1,879,568
                             -----------   ----------   ---------   ---------
Total assets                $210,563,041  $62,807,683  $6,983,308  $9,734,102
                             ===========   ==========   =========   =========

*  Collateralized or synthetic guaranteed investment contract.

The average yield of the Cash with Interest Fund for the years ended December 31, 1996 and 1995 was 6.3% and 6.8%, respectively.

The value of the Plan's interest in the Pooled Fund is $394,428 at December 31, 1996 and $312,717 at December 31, 1995.

The Plan's interest in the Pooled Fund's assets at December 31 is as follows:
                                                1996         1995
                                                ----         ----
Cooper Tire & Rubber Company Common Stock Fund  0.1%         0.1%
Cash with Interest Fund                         0.2%         0.2%
The Investment Company of America Fund          0.2%         0.3%
The Washington Mutual Investors Fund            0.2%         0.2%














(continued)
                                                                       9

The net investment gain (loss) of the Cooper Tire & Rubber Company
Pooled Fund is as follows:
                                       Year Ended December 31, 1996
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Interest                   $    107,783   $3,754,969   $   21,998  $   22,910
Dividends                     2,492,409                   672,816   1,182,597
Net realized and
 unrealized gain(loss)      (38,694,302)                1,167,742   1,802,447
                            -----------    ---------    ---------   ---------
Net investment gain(loss)  $(36,094,110)  $3,754,969   $1,862,556  $3,007,954
                             ==========    =========    =========   =========

                                       Year ended December 31, 1995
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
                             ==========    =========    =========   =========

The Plan's net investment loss from the Pooled Fund is $23,146 for the year ended December 31, 1996 and a net investment gain of $20,793 for the year ended December 31, 1995.

The net investment gain or loss of the Pooled Fund is allocated to each participating plan based on the percentage of that Plan's units in each Pooled Fund category.















                                                                      10

                               Schedules

                      Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (El Dorado)
             Employer Identification #34-4297750; Plan #013

       Item 27a - Schedule of Assets Held for Investment Purposes

                           December 31, 1996

                                       Shares,    Cost (Plus
                                     Units, or      Accrued     Fair
  Description                        Face Amount   Interest)    Value
  -----------                        -----------  ----------   --------
*Cooper Tire & Rubber
  Company common stock                  657         $13,211    $12,994
                                                     ======     ======
Short-term investment:
*Armada Government Portfolio Fund       153         $   153    $   153
                                                     ======     ======

* Party-in-interest





































                                                                     11

                      Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (El Dorado)
             Employer Identification #34-4297750; Plan #013

             Item 27d - Schedule of Reportable Transactions

                      Year Ended December 31, 1996

                                                      Sales
                                           -----------------------------
                                                    Cost (Plus
                                 Cost of              Accrued    Gain/
Description of Assets           Purchases  Proceeds  Interest)   (Loss)
----------------------          ---------  --------  ---------  --------
Armada Government
 Portfolio Fund                  $21,856    $21,779    $21,779    $    -
Cooper Tire & Rubber
 Company common stock             21,798          -          -         -



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


                 Years ended December 31, 1996 and 1995





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

                     Report of Independent Auditors

Pre-Tax Savings Plan Committee
Cooper Tire & Rubber Company
 Pre-Tax Savings Plan (Bowling Green - Hose)

We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green - Hose) as of December 31, 1996 and 1995, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green
- Hose) at December 31, 1996 and 1995, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1996 and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in our audit of the 1996 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1996 basic financial statements taken as a whole.


May 16, 1997












                      Cooper Tire & Rubber Company
              Pre-Tax Savings Plan (Bowling Green - Hose)

            Statements of Assets Available for Plan Benefits
                                                   December 31
                                               1996          1995
                                            ----------    ----------
Assets
Investments:
  Value of interest in Pooled Fund (Note 4)  $467,363      $238,558
  Cooper Tire & Rubber Company common stock    26,031        14,135
                                              -------       -------
                                              493,394       252,693

  Short-term investment                             -            75
                                              -------       -------
                                              493,394       252,768

Cash                                            9,336         7,937
Employer contribution receivable               18,769        15,045
                                              -------       -------
Assets available for plan benefits           $521,499      $275,750
                                              =======       =======

See accompanying notes.

































                      Cooper Tire & Rubber Company
              Pre-Tax Savings Plan (Bowling Green - Hose)

      Statements of Changes in Assets Available for Plan Benefits

                                              Year ended December 31
                                                1996         1995
                                             ----------    ----------
Additions:
  Cash contributions:
   Participants                              $246,085      $159,282
   Employer                                    45,288        28,794
                                              -------       -------
                                              291,373       188,076
  Investment income (loss):
   Net gain (loss) from Pooled Fund (Note 4)  (19,262)       15,098
   Net appreciation in fair value of
    Cooper Tire & Rubber Company
    common stock                                1,439           425
   Dividends                                      148            28
   Interest                                        21             8
                                              -------       -------
                                              (17,654)       15,559
                                              -------       -------
Total additions                               273,719       203,635

Participants' withdrawals                     (27,970)      (16,045)
                                              -------       -------
Increase in assets available for
 plan benefits during the year                245,749       187,590

Assets available for plan benefits
 at beginning of year                         275,750        88,160
                                              -------       -------
Assets available for plan
 benefits at end of year                     $521,499      $275,750
                                              =======       =======

See accompanying notes.



















                      Cooper Tire & Rubber Company
              Pre-Tax Savings Plan (Bowling Green - Hose)

                     Notes to Financial Statements

                       December 31, 1996 and 1995

1. Summary of Plan

The Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green -
Hose) (Plan), as amended and restated, is a defined contribution plan administered by a Plan Committee appointed by the plan sponsor, Cooper Tire & Rubber Company (the Company). Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #1152, United Steelworkers of America AFL-CIO/CLC (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1996, 177 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:

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

  3) Cash with interest - contributions are placed in investment contracts with a diversified group of insurance companies, banks, and other financial institutions. This option may also include alternative investment contracts which are backed by high quality fixed income assets. All contracts have specific individual terms including interest rate and maturity date.

The Plan provides that Pre-Tax Savings Plan (PSP) contributions may be made in one percent multiples of a participant's compensation up to fifteen percent, subject to Internal Revenue Code (IRC) limits on annual contributions to the Plan. The amount of contribution may be changed every thirty days.

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





The Company's Board of Directors, at its discretion, may waive the limitation in (b) and contribute from current or accumulated earnings an amount not to exceed the limitation in (a). Administrative expenses of the Plan are paid by the Company.

Investment options for future contributions may be changed daily.
Reallocation of balances may be made among the investment options daily.

Directions given by participants to the Plan trustee concerning the voting of common stock are confidential.

No amounts may be withdrawn by a participant from PSP contributions prior to termination of employment unless the participant has either attained age 59 1/2, becomes totally and permanently disabled, or is able to demonstrate financial hardship. Hardship withdrawals by participants not yet attaining 59 1/2 years of age are limited to PSP contributions and are subject to the IRC and regulations thereunder. Participants are fully vested in their contributions and earnings thereon.

The Plan shall continue until April 30, 1998. Thereafter it shall renew itself for yearly periods unless written notice is given by the Company or the Union that it is desired to terminate or amend the Plan. The Company has reserved the right to amend the Plan at any time if such amendment is necessary to enable the Plan to meet the requirements of the IRC or the requirements of any governmental authority. If the Plan terminates, and a successor plan is not adopted, all assets will be distributed to participants in a lump sum.

No material amounts of withdrawals by participants, initiated on or before December 31, 1996 or 1995, were pending.


2. Significant Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of (1) additions and deductions during the reporting period, and (2) assets and liabilities, as well as disclosure of contingent assets and liabilities, at the date of the financial statements. Actual results could differ from those estimates.

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

Certain investments of the Plan are combined with similar assets of the other defined contribution plans sponsored by the Company. The combined investments (Pooled Fund) are held by National City Bank as trustee and are valued at their fair value as determined by the trustee, except for fully benefit responsive investment contracts which are valued at contract value. At December 31, 1996 and 1995, the contract value of these contracts approximates fair value.

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

Forfeitures

Forfeitures occur when an employee elects a withdrawal from current year or unvested contributions or is terminated, voluntarily or involuntarily, before being fully vested. Forfeitures are used to reduce the Company obligation.


3. Income Tax Status

The Internal Revenue Service issued a determination letter dated
September 9, 1996 advising that the Plan meets the requirements of
Section 401(a) of the IRC and, therefore, the Trust created pursuant to the Plan qualifies as a tax-exempt Trust under Section 501(a).


4. Value of interest in Pooled Fund

The assets of the Cooper Tire & Rubber Company Pooled Fund are as
follows:
                                            December 31, 1996
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Armada Government
  Portfolio Fund           $  3,920,716  $ 2,549,491  $   131,992  $    77,455
Cooper Tire & Rubber
  Company Common Stock      154,672,046
Mutual funds:
  The Investment Company
   of America Fund                                     11,216,964
  The Washington Mutual
   Investors Fund                                                   16,458,231
(continued)




Cash with Interest Fund:
  New York Life Insurance
   Company - 7.65% annuity
   contract; matures
   January 4, 2000                         6,979,869
  John Hancock Mutual Life
   Insurance Company - 8.27%
   annuity contract; matures
   October 31, 1997                        6,754,591
  Provident Life and Accident
   Insurance Company - 5.55%
   annuity contract; matures
   January 30, 1998                        6,235,476
* Provident Life and Accident
   Insurance Company - 6.17%
   annuity contract; matures
   August 15, 2000                         4,973,573
  Principal Mutual Life Insurance
   Insurance Company - 4.73%
   annuity contract; matures
   July 31, 1997                           4,211,797
* Allstate Life Insurance
   Company - 5.43% annuity
   contract; matures
   February 18, 2002                       3,124,695
* Allmerica Financial Life
   Insurance Company - 6.69%
   contract, matures
   November 15, 2004                       3,054,620
* Caisse Des Depots (CDC) BRIC -
   6.15% annuity contract;
   matures September 25, 2000              2,987,598
* John Hancock Mutual Life
   Insurance Company - 6.35%
   annuity contract; matures
   May 1, 2007                             2,500,000
  Commonwealth Life Insurance
   Company - 3.66% annuity
   contract; matures
   August 1, 1998                          2,449,214
* Peoples Security Life -
   5.29% annuity contract
   BDA-00217TR-3; matures
   December 17, 2001                       2,401,106
* Caisse Des Depots (CDC) BRIC -
   5.80% annuity contract;
   matures May 31, 2000                    2,260,633
  New York Life Insurance
   Company - 7.65% annuity
   contract; matures
   July 31, 1998                           2,010,797
* Peoples Security Life -
   6.08% annuity contract
   BDA-00217TR-1; matures
   December 15, 1999                       1,998,773
* Peoples Security Life -
   5.36% annuity contract
   BDA-00217TR-2; matures
   September 15, 1998                      1,998,062
(continued)


  United of Omaha Life
   Insurance Company -
   variable rate annuity
   contract; matures
   August 2, 2000                          1,995,680
* Peoples Security Life -
   5.41% annuity contract
   BDA-00217TR-4; matures
   December 15, 1999                       1,671,599
* Peoples Security Life -
   6.17% annuity contract
   BDA-00217TR-5; matures
   August 15, 2001                         1,498,125
                            -----------   ----------   ----------   ----------
Total assets               $158,592,762  $61,655,699  $11,348,956  $16,535,686
                            ===========   ==========   ==========   ==========

                                            December 31, 1995
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Armada Government
  Portfolio Fund            $  3,336,254  $   154,498  $        -  $1,304,299
Cooper Tire & Rubber
  Company Common Stock       207,226,787
Mutual funds:
  The Investment Company
   of America Fund                                      6,983,308
  The Washington Mutual
   Investors Fund                                                   8,429,803
Cash with Interest Fund:
  John Hancock Mutual Life
   Insurance Company - 8.27%
   annuity contract; matures
   October 31, 1997                        10,450,587
  Prudential Life Insurance
   Company - 5.48% annuity
   contract; matures
   July 31, 1996                            9,053,865
  Sun Life Insurance Company
   of Canada (U. S.) - 8.07%
   annuity contract; matures
   January 31, 1996                         7,101,876
  New York Life Insurance
   Company - 7.65% annuity
   contract; matures
   January 4, 2000                          6,524,348
 *Provident Life and Accident
   Insurance Company - 6.17%
   annuity contract; matures
   August 15, 2000                          5,958,643
  Provident Life and Accident
   Insurance Company - 5.55%
   annuity contract; matures
   January 30, 1998                         5,924,419
(continued)                                                            8

  Commonwealth Life Insurance
   Company - 3.66% annuity
   contract; 50% of balance
   matures January 31, 1996
   and remainder matures
   July 31, 1998                            4,710,320
  Principal Mutual Life
   Insurance Company - 4.73%
   annuity contract; matures
   July 31, 1997                            4,030,173
 *Caisse Des Depots (CDC)
   BRIC - 6.15% annuity
   contract; matures
   September 25, 2000                       3,002,945
 *Peoples Security Life
   - 6.08% annuity contract;
   matures December 15, 1999                2,010,675
  United of Omaha Life
   Insurance Company -
   variable rate annuity
   contract; matures
   August 2, 2000                           2,005,766
  New York Life Insurance
   Company - 7.65% annuity
   contract; matures
   July 31, 1998                            1,879,568
                             -----------   ----------   ---------   ---------
Total assets                $210,563,041  $62,807,683  $6,983,308  $9,734,102
                             ===========   ==========   =========   =========

*  Collateralized or synthetic guaranteed investment contract.

The average yield of the Cash with Interest Fund for the years ended December 31, 1996 and 1995 was 6.3% and 6.8%, respectively.

The value of the Plan's interest in the Pooled Fund is $467,363 at December 31, 1996 and $238,558 at December 31, 1995.

The Plan's interest in the Pooled Fund's assets at December 31 is as follows:
                                                1996         1995
                                                ----         ----
Cooper Tire & Rubber Company Common Stock Fund  0.2%         0.1%
Cash with Interest Fund                         0.1%         0.1%
The Investment Company of America Fund          0.6%         0.5%
The Washington Mutual Investors Fund            0.5%         0.4%














(continued)
                                                                       9

The net investment gain (loss) of the Cooper Tire & Rubber Company
Pooled Fund is as follows:
                                       Year Ended December 31, 1996
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Interest                   $    107,783   $3,754,969   $   21,998  $   22,910
Dividends                     2,492,409                   672,816   1,182,597
Net realized and
 unrealized gain(loss)      (38,694,302)                1,167,742   1,802,447
                            -----------    ---------    ---------   ---------
Net investment gain(loss)  $(36,094,110)  $3,754,969   $1,862,556  $3,007,954
                             ==========    =========    =========   =========

                                       Year ended December 31, 1995
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
                             ==========    =========    =========   =========

The Plan's net investment loss from the Pooled Fund is $19,262 for the year ended December 31, 1996 and a net investment gain of $15,098 for the year ended December 31, 1995.

The net investment gain or loss of the Pooled Fund is allocated to each participating plan based on the percentage of that Plan's units in each Pooled Fund category.















                                                                      10

                               Schedules

                      Cooper Tire & Rubber Company
              Pre-Tax Savings Plan (Bowling Green - Hose)
             Employer Identification #34-4297750; Plan #017

       Item 27a - Schedule of Assets Held for Investment Purposes

                           December 31, 1996

                                       Shares,    Cost (Plus
                                      Units, or     Accrued     Fair
  Description                        Face Amount   Interest)    Value
  -----------                        -----------  ----------   --------
*Cooper Tire & Rubber
  Company common stock                  1,318       $26,484    $26,031
                                                     ======     ======

* Party-in-interest








































                                                                   11

                      Cooper Tire & Rubber Company
              Pre-Tax Savings Plan (Bowling Green - Hose)
             Employer Identification #34-4297750; Plan #017

             Item 27d - Schedule of Reportable Transactions

                      Year Ended December 31, 1996

                                                      Sales
                                           -----------------------------
                                                    Cost (Plus
                                 Cost of              Accrued    Gain/
Description of Assets           Purchases  Proceeds  Interest)   (Loss)
----------------------          ---------  --------  ---------  --------
Armada Government
 Portfolio Fund                  $38,926    $39,001    $39,001    $    -
Cooper Tire & Rubber
 Company common stock             42,591          -          -         -



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


                 Years ended December 31, 1996 and 1995





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

                     Report of Independent Auditors

Pre-Tax Savings Plan Committee
Cooper Tire & Rubber Company
 Pre-Tax Savings Plan (Bowling Green - Sealing)

We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green - Sealing) as of December 31, 1996 and 1995, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green
- Sealing) at December 31, 1996 and 1995, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1996 and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in our audit of the 1996 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1996 basic financial statements taken as a whole.


May 16, 1997












                      Cooper Tire & Rubber Company
             Pre-Tax Savings Plan (Bowling Green - Sealing)

            Statements of Assets Available for Plan Benefits
                                                   December 31
                                               1996          1995
                                            ----------    ----------
Assets
Investments:
  Value of interest in Pooled Fund (Note 4)  $329,039      $162,463
  Cooper Tire & Rubber Company common stock    12,979         8,471
                                              -------       -------
                                              342,018       170,934

  Short-term investment                           138            54
                                              -------       -------
                                              342,156       170,988

Cash                                            8,518         9,935
Employer contribution receivable               13,881         6,244
                                              -------       -------
Assets available for plan benefits           $364,555      $187,167
                                              =======       =======

See accompanying notes.

































                      Cooper Tire & Rubber Company
             Pre-Tax Savings Plan (Bowling Green - Sealing)

      Statements of Changes in Assets Available for Plan Benefits

                                              Year ended December 31
                                                1996         1995
                                             ----------    ----------
Additions:
  Cash contributions:
   Participants                              $171,169      $100,162
   Employer                                    27,145        14,494
                                              -------       -------
                                              198,314       114,656
  Investment income (loss):
   Net gain (loss) from Pooled Fund (Note 4)  (11,408)        9,030
   Net appreciation in fair value of
    Cooper Tire & Rubber Company
    common stock                                  875           254
   Dividends                                       81            17
   Interest                                        13             4
                                              -------       -------
                                              (10,439)        9,305
                                              -------       -------
Total additions                               187,875       123,961

Participants' withdrawals                     (10,487)       (1,240)
                                              -------       -------
Increase in assets available for
 plan benefits during the year                177,388       122,721

Assets available for plan benefits
 at beginning of year                         187,167        64,446
                                              -------       -------
Assets available for plan
 benefits at end of year                     $364,555      $187,167
                                              =======       =======

See accompanying notes.



















                      Cooper Tire & Rubber Company
             Pre-Tax Savings Plan (Bowling Green - Sealing)

                     Notes to Financial Statements

                       December 31, 1996 and 1995

1. Summary of Plan

The Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green - Sealing) (Plan), as amended and restated, is a defined contribution plan administered by a Plan Committee appointed by the plan sponsor, Cooper Tire & Rubber Company (the Company). Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #1042, United Steelworkers of America AFL-CIO/CLC (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1996, 113 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:

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

  3) Cash with interest - contributions are placed in investment contracts with a diversified group of insurance companies, banks, and other financial institutions. This option may also include alternative investment contracts which are backed by high quality fixed income assets. All contracts have specific individual terms including interest rate and maturity date.

The Plan provides that Pre-Tax Savings Plan (PSP) contributions may be made in one percent multiples of a participant's compensation up to fifteen percent, subject to Internal Revenue Code (IRC) limits on annual contributions to the Plan. The amount of contribution may be changed every thirty days.

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





The Company's Board of Directors, at its discretion, may waive the limitation in (b) and contribute from current or accumulated earnings an amount not to exceed the limitation in (a). Administrative expenses of the Plan are paid by the Company.

Investment options for future contributions may be changed daily.
Reallocation of balances may be made among the investment options daily.

Directions given by participants to the Plan trustee concerning the voting of common stock are confidential.

No amounts may be withdrawn by a participant from PSP contributions prior to termination of employment unless the participant has either attained age 59 1/2, becomes totally and permanently disabled, or is able to demonstrate financial hardship. Hardship withdrawals by participants not yet attaining 59 1/2 years of age are limited to PSP contributions and are subject to the IRC and regulations thereunder. Participants are fully vested in their contributions and earnings thereon.

The Plan shall continue until October 31, 1997. Thereafter it shall renew itself for yearly periods unless written notice is given by the Company or the Union that it is desired to terminate or amend the Plan. The Company has reserved the right to amend the Plan at any time if such amendment is necessary to enable the Plan to meet the requirements of the IRC or the requirements of any governmental authority. If the Plan terminates, and a successor plan is not adopted, all assets will be distributed to participants in a lump sum.

No material amounts of withdrawals by participants, initiated on or before December 31, 1996 or 1995, were pending.


2. Significant Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of (1) additions and deductions during the reporting period, and (2) assets and liabilities, as well as disclosure of contingent assets and liabilities, at the date of the financial statements. Actual results could differ from those estimates.

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

Certain investments of the Plan are combined with similar assets of the other defined contribution plans sponsored by the Company. The combined investments (Pooled Fund) are held by National City Bank as trustee and are valued at their fair value as determined by the trustee, except for fully benefit responsive investment contracts which are valued at contract value. At December 31, 1996 and 1995, the contract value of these contracts approximates fair value.

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

Forfeitures

Forfeitures occur when an employee elects a withdrawal from current year or unvested contributions or is terminated, voluntarily or involuntarily, before being fully vested. Forfeitures are used to reduce the Company obligation.


3. Income Tax Status

The Internal Revenue Service issued a determination letter dated
September 9, 1996 advising that the Plan meets the requirements of
Section 401(a) of the IRC and, therefore, the Trust created pursuant to the Plan qualifies as a tax-exempt Trust under Section 501(a).


4. Value of interest in Pooled Fund

The assets of the Cooper Tire & Rubber Company Pooled Fund are as
follows:
                                            December 31, 1996
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Armada Government
  Portfolio Fund           $  3,920,716  $ 2,549,491  $   131,992  $    77,455
Cooper Tire & Rubber
  Company Common Stock      154,672,046
Mutual funds:
  The Investment Company
   of America Fund                                     11,216,964
  The Washington Mutual
   Investors Fund                                                   16,458,231
(continued)




Cash with Interest Fund:
  New York Life Insurance
   Company - 7.65% annuity
   contract; matures
   January 4, 2000                         6,979,869
  John Hancock Mutual Life
   Insurance Company - 8.27%
   annuity contract; matures
   October 31, 1997                        6,754,591
  Provident Life and Accident
   Insurance Company - 5.55%
   annuity contract; matures
   January 30, 1998                        6,235,476
* Provident Life and Accident
   Insurance Company - 6.17%
   annuity contract; matures
   August 15, 2000                         4,973,573
  Principal Mutual Life Insurance
   Insurance Company - 4.73%
   annuity contract; matures
   July 31, 1997                           4,211,797
* Allstate Life Insurance
   Company - 5.43% annuity
   contract; matures
   February 18, 2002                       3,124,695
* Allmerica Financial Life
   Insurance Company - 6.69%
   contract, matures
   November 15, 2004                       3,054,620
* Caisse Des Depots (CDC) BRIC -
   6.15% annuity contract;
   matures September 25, 2000              2,987,598
* John Hancock Mutual Life
   Insurance Company - 6.35%
   annuity contract; matures
   May 1, 2007                             2,500,000
  Commonwealth Life Insurance
   Company - 3.66% annuity
   contract; matures
   August 1, 1998                          2,449,214
* Peoples Security Life -
   5.29% annuity contract
   BDA-00217TR-3; matures
   December 17, 2001                       2,401,106
* Caisse Des Depots (CDC) BRIC -
   5.80% annuity contract;
   matures May 31, 2000                    2,260,633
  New York Life Insurance
   Company - 7.65% annuity
   contract; matures
   July 31, 1998                           2,010,797
* Peoples Security Life -
   6.08% annuity contract
   BDA-00217TR-1; matures
   December 15, 1999                       1,998,773
* Peoples Security Life -
   5.36% annuity contract
   BDA-00217TR-2; matures
   September 15, 1998                      1,998,062
(continued)


  United of Omaha Life
   Insurance Company -
   variable rate annuity
   contract; matures
   August 2, 2000                          1,995,680
* Peoples Security Life -
   5.41% annuity contract
   BDA-00217TR-4; matures
   December 15, 1999                       1,671,599
* Peoples Security Life -
   6.17% annuity contract
   BDA-00217TR-5; matures
   August 15, 2001                         1,498,125
                            -----------   ----------   ----------   ----------
Total assets               $158,592,762  $61,655,699  $11,348,956  $16,535,686
                            ===========   ==========   ==========   ==========

                                            December 31, 1995
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Armada Government
  Portfolio Fund            $  3,336,254  $   154,498  $        -  $1,304,299
Cooper Tire & Rubber
  Company Common Stock       207,226,787
Mutual funds:
  The Investment Company
   of America Fund                                      6,983,308
  The Washington Mutual
   Investors Fund                                                   8,429,803
Cash with Interest Fund:
  John Hancock Mutual Life
   Insurance Company - 8.27%
   annuity contract; matures
   October 31, 1997                        10,450,587
  Prudential Life Insurance
   Company - 5.48% annuity
   contract; matures
   July 31, 1996                            9,053,865
  Sun Life Insurance Company
   of Canada (U. S.) - 8.07%
   annuity contract; matures
   January 31, 1996                         7,101,876
  New York Life Insurance
   Company - 7.65% annuity
   contract; matures
   January 4, 2000                          6,524,348
 *Provident Life and Accident
   Insurance Company - 6.17%
   annuity contract; matures
   August 15, 2000                          5,958,643
  Provident Life and Accident
   Insurance Company - 5.55%
   annuity contract; matures
   January 30, 1998                         5,924,419
(continued)                                                            8

  Commonwealth Life Insurance
   Company - 3.66% annuity
   contract; 50% of balance
   matures January 31, 1996
   and remainder matures
   July 31, 1998                            4,710,320
  Principal Mutual Life
   Insurance Company - 4.73%
   annuity contract; matures
   July 31, 1997                            4,030,173
 *Caisse Des Depots (CDC)
   BRIC - 6.15% annuity
   contract; matures
   September 25, 2000                       3,002,945
 *Peoples Security Life
   - 6.08% annuity contract;
   matures December 15, 1999                2,010,675
  United of Omaha Life
   Insurance Company -
   variable rate annuity
   contract; matures
   August 2, 2000                           2,005,766
  New York Life Insurance
   Company - 7.65% annuity
   contract; matures
   July 31, 1998                            1,879,568
                             -----------   ----------   ---------   ---------
Total assets                $210,563,041  $62,807,683  $6,983,308  $9,734,102
                             ===========   ==========   =========   =========

*  Collateralized or synthetic guaranteed investment contract.

The average yield of the Cash with Interest Fund for the years ended December 31, 1996 and 1995 was 6.3% and 6.8%, respectively.

The value of the Plan's interest in the Pooled Fund is $329,039 at December 31, 1996 and $162,463 at December 31, 1995.

The Plan's interest in the Pooled Fund's assets at December 31 is as follows:
                                                1996         1995
                                                ----         ----
Cooper Tire & Rubber Company Common Stock Fund  0.1%         0.1%
Cash with Interest Fund                         0.1%         0.1%
The Investment Company of America Fund          0.5%         0.3%
The Washington Mutual Investors Fund            0.3%         0.2%














(continued)
                                                                       9

The net investment gain (loss) of the Cooper Tire & Rubber Company
Pooled Fund is as follows:
                                       Year Ended December 31, 1996
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Interest                   $    107,783   $3,754,969   $   21,998  $   22,910
Dividends                     2,492,409                   672,816   1,182,597
Net realized and
 unrealized gain(loss)      (38,694,302)                1,167,742   1,802,447
                            -----------    ---------    ---------   ---------
Net investment gain(loss)  $(36,094,110)  $3,754,969   $1,862,556  $3,007,954
                             ==========    =========    =========   =========

                                       Year ended December 31, 1995
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
                             ==========    =========    =========   =========

The Plan's net investment loss from the Pooled Fund is $11,408 for the year ended December 31, 1996 and a net investment gain of $9,030 for the year ended December 31, 1995.

The net investment gain or loss of the Pooled Fund is allocated to each participating plan based on the percentage of that Plan's units in each Pooled Fund category.















                                                                      10

                               Schedules

                      Cooper Tire & Rubber Company
             Pre-Tax Savings Plan (Bowling Green - Sealing)
             Employer Identification #34-4297750; Plan #016

       Item 27a - Schedule of Assets Held for Investment Purposes

                           December 31, 1996

                                       Shares,    Cost (Plus
                                     Units, or      Accrued     Fair
  Description                        Face Amount   Interest)    Value
  -----------                        -----------  ----------   --------
*Cooper Tire & Rubber
  Company common stock                  657         $13,211    $12,979
                                                     ======     ======
Short-term investment:
*Armada Government Portfolio Fund       138         $   138    $   138
                                                     ======     ======

* Party-in-interest





































                                                                   11

                      Cooper Tire & Rubber Company
             Pre-Tax Savings Plan (Bowling Green - Sealing)
             Employer Identification #34-4297750; Plan #016

             Item 27d - Schedule of Reportable Transactions

                      Year Ended December 31, 1996

                                                      Sales
                                           -----------------------------
                                                    Cost (Plus
                                 Cost of              Accrued    Gain/
Description of Assets           Purchases  Proceeds  Interest)   (Loss)
----------------------          ---------  --------  ---------  --------
Armada Government
 Portfolio Fund                  $19,566    $19,482    $19,482   $    -
Cooper Tire & Rubber
 Company common stock             19,516          -          -        -



Note: The purchase and selling price for each reportable transaction represents its fair value at the time of acquisition or disposition.



































                                                                      12
                                    100