Form 10-Q
period 1997-06-30
COOPER TIRE & RUBBER CO
filed 1997-08-12
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

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


                        Yes (X)              No (   )




          Number of shares of common stock of registrant outstanding at July 31, 1997:  78,731,668

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
                         COOPER TIRE & RUBBER COMPANY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
         (Dollar amounts in thousands; per-share amounts in dollars)
                                                    June 30,    December 31,
                                                      1997         1996
                                                   (Unaudited)    (Note 1)
                                                  ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                       $   20,030    $   19,459
  Accounts receivable, less allowances
    of $5,573 ($3,700 in 1996)                       351,066       267,149
  Inventories at lower of cost (last-in,
    first-out) or market:
      Finished goods                                 155,948        87,105
      Work in process                                 18,100        13,419
      Raw materials and supplies                      31,405        41,094
                                                   ---------     ---------
                                                     205,453       141,618
  Prepaid expenses and deferred income taxes          17,175        15,399
                                                   ---------     ---------
        Total current assets                         593,724       443,625
Property, plant and equipment - net                  849,792       792,419
Other assets                                          72,170        36,965
                                                   ---------     ---------
                                                  $1,515,686    $1,273,009
LIABILITIES AND STOCKHOLDERS' EQUITY               =========     =========
Current liabilities:
  Notes payable                                   $   78,472    $   32,000
  Accounts payable                                    87,034        81,571
  Accrued liabilities                                 93,603        65,727
  Income taxes                                         3,950         3,116
  Current portion of debt                              4,997         5,081
                                                   ---------     ---------
        Total current liabilities                    268,056       187,495
Long-term debt                                       223,857        69,489
Postretirement benefits other than pensions          142,053       139,070
Other long-term liabilities                           40,331        37,575
Deferred income taxes                                 63,542        52,768
Stockholders' equity:
  Preferred stock, $1 par value; 5,000,000 shares
    authorized; none issued                                -             -
  Common stock, $1 par value; 300,000,000 shares
    authorized; 83,730,468 shares issued
    (83,672,372 in 1996)                              83,730        83,672
  Capital in excess of par value                       2,542         2,027
  Retained earnings                                  797,680       754,481
  Cumulative currency translation adjustment           1,580             -
  Minimum pension liability                           (7,434)       (7,434)
                                                   ---------     ---------
                                                     878,098       832,746
  Less:  Common shares in treasury at cost
          (5,000,000 in 1997; 2,305,500 in 1996)    (100,251)      (46,134)
                                                   ---------     ---------
         Total stockholders' equity                  777,847       786,612
                                                   ---------     ---------
                                                  $1,515,686    $1,273,009
                                                   =========     =========
See accompanying notes.

                         COOPER TIRE & RUBBER COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (UNAUDITED)
         (Dollar amounts in thousands; per-share amounts in dollars)

                                                 1997              1996
                                               --------          --------
Revenues:
  Net sales                                    $463,993          $398,858
  Other income                                      204               246
                                                -------           -------
                                                464,197           399,104
Costs and expenses:
  Cost of products sold                         380,910           338,566
  Selling, general and administrative            29,272            20,021
  Interest                                        4,961                 5
  Foreign currency gains                         (1,302)                -
                                                -------           -------
                                                413,841           358,592
                                                -------           -------
Income before income taxes                       50,356            40,512

Provision for income taxes                       18,850            15,350
                                                -------           -------
Net income                                     $ 31,506          $ 25,162
                                                =======           =======

Net income per share                               $.40              $.30
                                                    ===               ===

Weighted average number of
 shares outstanding (000's)                      78,712            83,672
                                                 ======            ======

Dividends per share                               $.085             $.075
                                                   ====              ====

See accompanying notes.

                         COOPER TIRE & RUBBER COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
                   SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (UNAUDITED)
         (Dollar amounts in thousands; per-share amounts in dollars)

                                                 1997              1996
                                               --------          --------
Revenues:
  Net sales                                    $843,525          $779,896
  Other income                                      458               522
                                                -------           -------
                                                843,983           780,418
Costs and expenses:
  Cost of products sold                         696,823           662,899
  Selling, general and administrative            51,084            39,869
  Interest                                        6,652                 9
  Foreign currency gains                         (1,302)                -
                                                -------           -------
                                                753,257           702,777
                                                -------           -------
Income before income taxes                       90,726            77,641

Provision for income taxes                       34,070            29,370
                                                -------           -------
Net income                                     $ 56,656          $ 48,271
                                                =======           =======

Net income per share                               $.71              $.58
                                                    ===               ===

Weighted average number of
 shares outstanding (000's)                      79,506            83,669
                                                 ======            ======

Dividends per share                                $.17              $.15
                                                   ====              ====

See accompanying notes.

                         COOPER TIRE & RUBBER COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (UNAUDITED)
         (Dollar amounts in thousands; per-share amounts in dollars)
                                                1997            1996
                                              --------        --------
Operating activities:
  Net income                                  $ 56,656        $ 48,271
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation and amortization              44,532          36,256
     Deferred income taxes                       4,823           6,267
     Foreign currency gains                     (1,426)              -
  Changes in operating assets
   and liabilities:
     Accounts receivable                       (44,515)        (37,097)
     Inventories and prepaid expenses          (33,612)        (19,980)
     Accounts payable and
      accrued liabilities                        6,190           3,370
     Postretirement benefits
      other than pensions                        3,583           4,110
     Other                                     (10,409)         (7,914)
                                               -------         -------
       Net cash provided by
        operating activities                    25,822          33,283
Investing activities:
  Acquisition of business,
   net of cash acquired                        (94,593)              -
  Property, plant and equipment                (49,927)       (119,032)
  Other                                             10             133
                                               -------         -------
       Net cash used in investing
        activities                            (144,510)       (118,899)
Financing activities:
  Issuance of debt                             360,000         104,000
  Payment on debt                             (174,124)        (16,239)
  Purchase of treasury shares                  (54,117)              -
  Payment of dividends                         (13,457)        (12,550)
  Issuance of common stock                         573             105
                                               -------         -------
       Net cash provided by
        financing activities                   118,875          75,316

Effect of exchange rate changes on cash
  and cash equivalents                             384               -
                                               -------         -------
Changes in cash and cash equivalents               571         (10,300)
Cash and cash equivalents at
  beginning of year                             19,459          23,187
                                               -------         -------
Cash and cash equivalents at end of period    $ 20,030        $ 12,887
                                               =======         =======
Cash payments for interest                    $  3,328        $  2,913
                                               =======         =======
Cash payments for income taxes                $ 32,251        $ 33,973
                                               =======         =======

See accompanying notes.

                         COOPER TIRE & RUBBER COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements at June 30, 1997 and for the three-month and six-month periods ended June 30, 1997 and 1996 are unaudited and include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and, therefore, do not contain all information and footnotes normally contained in annual financial statements; accordingly, they should be read in conjunction with the Financial Statements and notes thereto appearing in the Annual Report on Form 10-K of the Company for the year ended December 31, 1996.

2. The results of operations for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of those to be expected for the year ending December 31, 1997.

3. In February, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which changes the method currently used to compute earnings per share and requires restatement of all prior periods. The effect of adopting this Standard is not expected to have a significant effect on the Company's reported net income per share. In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which require the disclosure of total comprehensive income and change the method for determining and reporting business segment information. The Company's components of comprehensive income have historically been for the impact of pension accounting and foreign currency. The FASB's approach to determine business segments will cause the Company to report certain financial information at segment levels. These Standards are required to be adopted for fiscal years beginning after December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net sales increased 16.3% for the second quarter and 8.2% for the first six months of 1997 when compared to the corresponding periods of 1996. Sales of both tires and engineered products were higher than for the three-month and six-month periods one year ago. The Company's acquisition of Avon Tyres Limited of Melksham, England, now known as Cooper-Avon Tyres Limited, was completed late in the first quarter of 1997 and contributed to the increases. Other income was lower in both the second quarter and six months of 1997 as compared to the corresponding 1996 periods due to lower amounts of interest income.

Cost of products sold, as a percent of net sales, was lower in both the quarter and six-month periods of 1997 as compared with the corresponding periods in 1996. This margin improvement resulted primarily from more favorable plant operating levels and efficiencies. Cooper-Avon's margins also contributed to the improvement. Decreases in raw material costs were offset by price concessions.

Selling, general and administrative expenses were higher for both the three-month and six-month periods of 1997 compared to one year ago. These increases reflect expanded advertising programs and the inclusion of Cooper-Avon expenses. As a percent of net sales, selling, general and administrative expenses were 6.3% and 5.0% for the 1997 and 1996 quarters and 6.1% and 5.1% for the six months of 1997 and 1996, respectively.

Interest expense was higher than for the corresponding periods of 1996 reflecting higher borrowing levels and lower amounts of capitalized interest. Foreign currency gains contributed $1.3 million to income before income taxes. These gains result primarily from the favorable relationship during the quarter between the British pound sterling and the United States dollar.

Income before income taxes for the quarter increased 24.3% from one year ago and 16.9% for the year-to-date. The 1997 periods reflect improvements in production efficiencies with reductions in raw material costs offset by a continuation of intense price competition in the replacement tire market.

In March, the Company completed the repurchase of 5 million shares of its stock authorized by the Board of Directors in July 1996. To finance the acquisition of Avon Tyres Limited and initial stock repurchase, the Company issued $200 million of long-term public debt due in 2027 with an interest rate of 7.625%. In May, the Board of Directors authorized the repurchase of up to an additional 5 million shares of the Company's common stock. The Company intends, given certain market conditions, to repurchase additional shares but has not yet acquired any portion of the shares approved in May.

Working capital of $326 million is up $70 million since year-end and up $87 million from June 30, 1996, primarily reflecting the acquisition. The current ratio of 2.2 is up from 2.0 at June 30, 1996 and is down slightly from the 2.4 at December 31, 1996. Long term debt as a percent of total capitalization increased to 22.3% at the end of the quarter compared to 3.5% one year ago reflecting both the issuance of debt and repurchase of the Company's stock. The financial position of the Company at June 30, 1997 continues to be strong.

The cash flows generated by operating activities during the first six months of 1997 are lower than for the six-month period one year ago primarily due to increases in accounts receivable and inventories. Investing activities reflect the acquisition, net of cash acquired, and lower expenditures for property, plant and equipment.

The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements over the near term.

Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

  (a)  The Company's Annual Meeting of Stockholders was held on May 6, 1997.

  (b) All of the nominees for directors, as listed below under (c) and on page 2 of the Company's Proxy Statement dated March 25, 1997, were elected. The following directors have terms of office which continued after the meeting:

                    Arthur H. Aronson          Dennis J. Gormley
                    Edsel D. Dunford           Allan H. Meltzer
                    John Fahl                  J. Alec Reinhardt
                    Deborah M. Fretz

  (c) A description of the matter voted upon at that meeting, the election of directors, is contained on pages 1 and 2 of the Company's Proxy Statement dated March 25, 1997, which pages are incorporated herein by reference.

       The number of votes cast by common stock holders with respect to each matter is as follows:

       Election of directors

                            Term    Affirmative Withheld              Broker
                         Expiration    Votes     Votes   Abstentions Non-votes
                         ---------- ----------- -------- ----------- ---------

       John F. Meier        2000    69,204,453  1,782,362     0          0
       Patrick W. Rooney    2000    69,073,041  1,913,774     0          0
       John H. Shuey        2000    69,193,490  1,793,325     0          0


Item 6(a).  Exhibits.

     (27)  Financial Data Schedule

     (99)  Press release regarding purchase of Company common stock


Item 6(b).  Reports on Form 8-K.

     No Form 8-K has been filed.

                              INDEX TO EXHIBITS
                                 DESCRIPTION

Part II. Item 6(a).


  (27)  Financial Data Schedule

  (99) Press release dated May 6, 1997 regarding purchase of Company common stock.

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


                                             COOPER TIRE & RUBBER COMPANY




                                             /S/ J. Alec Reinhardt
                                             ---------------------
                                             J. Alec Reinhardt
                                             Executive Vice President
                                             and Chief Financial Officer
                                             (Principal Financial Officer)





                                             /S/ E. B. White
                                             -----------------
                                             E. B. White
                                             Corporate Controller
                                             (Principal Accounting Officer)



      August 12, 1997
      ---------------
           (Date)

                                                                  Part II
                                                                  Exhibit (99)


<LOGO>  COOPER TIRE & RUBBER COMPANY                              NEWS RELEASE
        Public Relations      Findlay, Ohio 45840       Phone:  (419) 423-1321
------------------------------------------------------------------------------
COMPANY CONTACT:  J. ALEC REINHARDT                      FOR IMMEDIATE RELEASE
                                                                   May 6, 1997

             REGULAR DIVIDEND DECLARED, STOCK PURCHASE AUTHORIZED
             ----------------------------------------------------

FINDLAY, OHIO -- The board of directors of Cooper Tire & Rubber Company declared a regular quarterly dividend of 8.5 cents per share on common stock, payable June 30, 1997 to stockholders of record June 3, 1997.

In other action, the board authorized the purchase of up to five million shares of its common stock from time to time in the open market or otherwise. The company currently has 78,678,772 common shares outstanding.

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