Form 10-Q
period 1997-09-30
COOPER TIRE & RUBBER CO
filed 1997-11-07
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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




                        Yes (X)              No (   )




            Number of shares of common stock of registrant outstanding at October 31, 1997:  78,758,908

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                        COOPER TIRE & RUBBER COMPANY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
          (Dollar amounts in thousands; per-share amounts in dollars)
                                                September 30,
                                                    1997       December 31,
                                                (Unaudited)       1996
                                                ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                     $    15,091   $    19,459
  Accounts receivable, less allowances
    of $6,053 ($3,700 in 1996)                      345,019       267,149
  Inventories at lower of cost (last-in,
    first-out) or market:
      Finished goods                                139,334        87,105
      Work in process                                20,623        13,419
      Raw materials and supplies                     30,391        41,094
                                                 ----------    ----------
                                                    190,348       141,618
  Prepaid expenses and deferred income taxes         16,838        15,399
                                                 ----------    ----------
        Total current assets                        567,296       443,625
Property, plant and equipment - net                 846,659       792,419
Other assets                                         80,842        36,965
                                                 ----------    ----------
                                                $ 1,494,797   $ 1,273,009
LIABILITIES AND STOCKHOLDERS' EQUITY             ==========    ==========
Current liabilities:
  Notes payable                                 $    20,487   $    32,000
  Accounts payable                                   85,521        81,571
  Accrued liabilities                               102,824        65,727
  Income taxes                                        8,049         3,116
  Current portion of debt                             4,861         5,081
                                                 ----------    ----------
        Total current liabilities                   221,742       187,495
Long-term debt                                      223,839        69,489
Postretirement benefits other than pensions         143,602       139,070
Other long-term liabilities                          40,985        37,575
Deferred income taxes                                63,391        52,768
Stockholders' equity:
  Preferred stock, $1 par value; 5,000,000
    shares authorized; none issued                        -             -
  Common stock, $1 par value; 300,000,000 shares
    authorized; 83,745,518 shares issued
    (83,672,372 in 1996)                             83,746        83,672
  Capital in excess of par value                      2,783         2,027
  Retained earnings                                 822,122       754,481
  Cumulative currency translation adjustment            272             -
  Minimum pension liability                          (7,434)       (7,434)
                                                 ----------    ----------
                                                    901,489       832,746
  Less:  Common shares in treasury at cost
          (5,000,000 in 1997; 2,305,500 in 1996)   (100,251)      (46,134)
                                                 ----------    ----------
         Total stockholders' equity                 801,238       786,612
                                                 ----------    ----------
                                                $ 1,494,797   $ 1,273,009
                                                 ==========    ==========
See accompanying notes.

                                    2

                      COOPER TIRE & RUBBER COMPANY
                    CONSOLIDATED STATEMENTS OF INCOME
              THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (UNAUDITED)
         (Dollar amounts in thousands; per-share amounts in dollars)

                                                      1997            1996
                                                    --------        --------
Revenues:
  Net sales                                         $480,572        $423,172
  Other income                                           394             189
                                                     -------         -------
                                                     480,966         423,361
Costs and expenses:
  Cost of products sold                              400,477         359,077
  Selling, general and administrative                 26,971          20,731
  Interest                                             4,624             580
                                                     -------         -------
                                                     432,072         380,388
                                                     -------         -------
Income before income taxes                            48,894          42,973

Provision for income taxes                            17,770          16,060
                                                     -------         -------
Net income                                          $ 31,124        $ 26,913
                                                     =======         =======

Net income per share                                    $.40            $.32
                                                         ===             ===
Weighted average number of
 shares outstanding (000's)                           78,738          83,576
                                                      ======          ======

Dividends per share                                    $.085           $.075
                                                        ====            ====

See accompanying notes.

                        COOPER TIRE & RUBBER COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (UNAUDITED)
         (Dollar amounts in thousands; per-share amounts in dollars)

                                                 1997              1996
                                               --------          --------
Revenues:
  Net sales                                    $1,324,097        $1,203,068
  Other income                                        852               711
                                                ---------         ---------
                                                1,324,949         1,203,779
Costs and expenses:
  Cost of products sold                         1,095,998         1,021,976
  Selling, general and administrative              78,055            60,600
  Interest                                         11,276               589
                                                ---------         ---------
                                                1,185,329         1,083,165
                                                ---------         ---------
Income before income taxes                        139,620           120,614

Provision for income taxes                         51,840            45,430
                                                ---------         ---------
Net income                                     $   87,780        $   75,184
                                                =========         =========

Net income per share                                $1.11              $.90
                                                     ====               ===
Weighted average number of
 shares outstanding (000's)                        79,250            83,638
                                                   ======            ======

Dividends per share                                 $.255             $.225
                                                     ====              ====

See accompanying notes.

                      COOPER TIRE & RUBBER COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                (UNAUDITED)
         (Dollar amounts in thousands; per-share amounts in dollars)
                                                   1997            1996
                                                 --------        --------
Operating activities:
  Net income                                     $ 87,780        $ 75,184
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation and amortization                 68,470          56,352
     Deferred income taxes                          4,368           9,043
  Changes in operating assets
   and liabilities:
     Accounts receivable                          (39,828)        (61,582)
     Inventories and prepaid expenses             (19,148)          3,489
     Accounts payable and
      accrued liabilities                          14,886          24,058
     Postretirement benefits
      other than pensions                           5,482           5,568
     Other                                        (14,118)         (8,298)
                                                  -------         -------
       Net cash provided by
        operating activities                      107,892         103,814
Investing activities:
  Acquisition of business, net of cash acquired   (94,593)              -
  Property, plant and equipment                   (72,529)       (159,675)
  Other                                              (291)            157
                                                  -------         -------
       Net cash used in investing
        activities                               (167,413)       (159,518)
Financing activities:
  Issuance of debt                                360,000         116,000
  Payment on debt                                (231,776)        (46,366)
  Purchase of treasury stock                      (54,117)        (11,215)
  Payment of dividends                            (20,140)        (18,826)
  Issuance of common stock                            829             105
                                                  -------         -------
       Net cash provided by
        financing activities                       54,796          39,698

Effect of exchange rate changes
  on cash and cash equivalents                        357               -
                                                  -------         -------
Changes in cash and cash equivalents               (4,368)        (16,006)

Cash and cash equivalents at
  beginning of year                                19,459          23,187
                                                  -------         -------
Cash and cash equivalents at
  end of period                                  $ 15,091        $  7,181
                                                  =======         =======
Cash payments for interest                       $ 11,143        $  3,879
                                                  =======         =======
Cash payments for income taxes                   $ 46,378        $ 45,138
                                                  =======         =======

See accompanying notes.

                       COOPER TIRE & RUBBER COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements at September 30, 1997 and for the three-month and nine-month periods ended September 30, 1997 and 1996 are unaudited and include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and, therefore, do not contain all information and footnotes normally contained in annual financial statements; accordingly, they should be read in conjunction with the Financial Statements and notes thereto appearing in the Annual Report on Form 10-K of the Company for the year ended December 31, 1996.

2. The results of operations for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of those to be expected for the year ending December 31, 1997.

3. In February, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which changes the method currently used to compute earnings per share and requires restatement of all prior periods. The effect of adopting this Standard is not expected to have a significant effect on the Company's reported net income per share. In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which require the disclosure of total comprehensive income and changed the method for determining and reporting business segment information. The Company's components of comprehensive income have historically been for the impact of pension accounting and foreign currency. The FASB's approach to determine business segments will cause the Company to report certain financial information at segment levels. These Standards are required to be adopted for fiscal years beginning after December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net sales increased 13.6% for the third quarter and 10.1% for the first nine months of 1997 when compared to the corresponding periods of 1996. Sales of both tires and engineered products were higher than for the three-month and nine-month periods one year ago. The Company's acquisition of Avon Tyres Limited of Melksham, England, now known as Cooper-Avon Tyres Limited, was completed late in the first quarter of 1997 and contributed to the increases. Other income was higher in both the third quarter and nine months of 1997 as compared to the corresponding 1996 periods due to higher amounts of cash invested.

Cost of products sold, as a percent of net sales, was lower in both the quarter and nine-month periods of 1997 as compared with the corresponding periods in 1996. This margin improvement resulted primarily from more favorable plant operating levels and efficiencies and a more favorable product mix. Decreases in raw material costs were offset by price concessions. Cooper-Avon's margins were negatively impacted by reductions in tire pricing required to meet competitive market conditions in Europe.

Selling, general and administrative expenses were higher for both the three-month and nine-month periods of 1997 compared to one year ago. These increases reflect expanded advertising programs and the inclusion of Cooper-Avon expenses. As a percent of net sales, selling, general and administrative expenses were 5.6% and 4.9% for the 1997 and 1996 quarters and 5.9% and 5.0% for the nine months of 1997 and 1996, respectively.

Interest expense was higher than for the corresponding periods of 1996 reflecting higher borrowing levels and lower amounts of capitalized interest.

Income before income taxes for the quarter increased 13.8% from one year ago and for the year-to-date increased 15.8%. The 1997 periods reflect improvements in production efficiencies with reductions in raw material costs offset by a continuation of intense price competition in the replacement tire market.

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

The financial position of the Company at September 30, 1997 continues to be strong. Working capital of $346 million is up $90 million since year-end and up $105 million from September 30, 1996, reflecting the acquisition and lower commercial paper borrowings. The current ratio of 2.6 is up from 2.0 at September 30, 1996 and 2.4 at December 31, 1996. Long-term debt as a percent of total capitalization increased to 21.8% at the end of the quarter compared to 4.8% one year ago reflecting both the issuance of debt and repurchase of the Company's stock. On October 2, the Company retired the $18 million balance of 9% senior notes due in 2001.

The cash flows generated by operating activities during the first nine months of 1997 are higher than for the nine-month period one year ago primarily due to improved operating results. Investing activities reflect the acquisition, net of cash acquired, and lower expenditures for property, plant and equipment.

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



      November 7, 1997
      -----------------
           (Date)