Form 10-K405
period 1997-12-31
COOPER TIRE & RUBBER CO
filed 1998-03-20
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                              FORM 10-K
(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________to________

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

State the aggregate market value of the voting stock held by non-
affiliates of the registrant (computed by reference to the closing price on the Composite Tape for securities listed on the New York Stock
Exchange as of March 9, 1998).                           $1,855,838,060

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             (Class)                     (Outstanding at March 9, 1998)
  Common Stock, $1 par per share                   78,762,358

                  DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

             Proxy statement dated March 24, 1998 - Part III

                EXHIBIT INDEX appears on pages 16 and 17

Part I

Item 1. BUSINESS

Acquisition of Tire Operations of Avon Rubber p.l.c.

On March 14, 1997, the Company, through a wholly-owned United Kingdom subsidiary, acquired the tire operations of Avon Rubber p.l.c. (Avon) of the United Kingdom. This purchase includes the land and manufacturing facility in Melksham, England; the shares of Avon Tyres Limited, renamed Cooper-Avon Tyres Limited (Cooper-Avon), and the shares of tire distribution companies in France, Germany and Switzerland; and other minor assets. In a separate transaction the Company acquired from Avon various trademarks and technology. The acquisitions, totaling $96.5 million, have been accounted for as a purchase. The Company's consolidated financial results and financial position subsequent to the date of acquisitions reflect Cooper-Avon operations. Had these acquisitions occurred as of the beginning of 1996, the pro forma results of operations giving effect to the acquisitions would not be materially different from the net sales, net income and earnings per share presented in the statements of income.

Products and Sales

   The primary business of Cooper Tire & Rubber Company ("Cooper" or "Company") is the conversion of natural and synthetic rubbers into a variety of carbon black reinforced rubber products. The Company manufactures and markets the following products for the transportation industry: automobile, truck and motorcycle tires; inner tubes; vibration control systems; automotive sealing; and hose and hose assemblies. Additional information on the Company's products appears in Exhibit (13) of this Annual Report on Form 10-K.

   The Company markets its products domestically and internationally through well-established channels of distribution. Among its customers are automotive manufacturing companies, independent tire dealers and wholesale distributors and large retail chains.

   Tires are sold in the replacement market through independent dealers and distributors. This channel of marketing accounted for approximately 71 percent of all replacement passenger tires sold in the United States in 1997. During 1996 and 1995 this share approximated 69.5 and 68.5 percent, respectively. Cooper has an efficient distribution system to serve its markets for replacement passenger and truck tires.

   Cooper engineers and manufactures rubber parts for automotive vehicle manufacturers. The Company's engineering and marketing personnel work closely with these customers to assist in the design and development of rubber products to meet their changing requirements.

   Additional information on the Company's marketing and distribution appears in Exhibit (13) of this Annual Report on Form 10-K.

   North American vehicle manufacturers experienced a 3.4% increase in total production of light vehicles in 1997. The Company's sales of engineered rubber products are generally linked to light vehicle production. Cooper's improved sales in this market reflected the Company's success in the procurement of larger contracts and development of new products. The Company is an authorized supplier to virtually every automobile manufacturer in the United States and Canada.

   Current market data indicates an increasing demand for replacement tires and engineered rubber products. Essentially, there are no economical or practical substitutes for tires or certain rubber automotive parts. Based on current data, the Company expects moderate (continued) growth in the market for replacement tires and in the use of rubber components by automobile manufacturers. Additional information on the Company's outlook for the industry appears in Exhibit (13) of this Annual Report on Form 10-K.

   During recent years Cooper has distributed products to Canada and countries in Latin America, Western Europe, the Middle East, Asia, Africa and Oceania. The global market for rubber products is expanding as the standard of living in other countries increases and motor vehicle usage grows.

   During 1997 Cooper's ten largest customers accounted for approximately 55 percent of total sales. Sales to one major customer approximated 12, 17 and 14 percent of net sales in 1997, 1996 and 1995. The amount of backlog of orders for the Company's products at any given time is usually small in relation to annual sales and is, therefore, of little value in forecasting sales or earnings for the current or succeeding years.

   The Company successfully operates in a competitive industry. A number of its competitors are larger than the Company. The Company's sales of automobile and truck tires in 1997 represented approximately 13 percent of all domestic, original equipment and replacement tire sales. On the basis of North American tire manufacturing capacity the Company believes it ranks fourth among sixteen generally recognized producers of new tires. According to a recognized trade source the Company ranked ninth in worldwide tire sales based on 1996 estimated sales volumes. Sales of the Company's tire products are affected by factors which include price, quality, availability, technology, warranty, credit terms and overall customer service.

Raw Materials

   The primary raw materials used by the Company include synthetic and natural rubbers, polyester and nylon fabrics, steel tire cord and carbon black, which the Company acquires from multiple sources to provide greater assurance of continuing supplies for its manufacturing operations. The Company did not experience any significant raw material shortages in 1997, nor have any shortages been experienced in the opening months of 1998.

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

   Cooper generally directs its research activities toward product development, improvements in quality, and operating efficiency. A significant portion of basic research for the rubber industry is performed by raw material suppliers. The Company participates in such research with its suppliers. Cooper has approximately 261 full-time employees engaged in research and development programs. Research and development expenditures amounted to approximately $21,700,000 in 1997, $19,700,000 in 1996, and $16,000,000 in 1995.

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

   The Company continues to actively develop new passenger and truck tires. Cooper conducts extensive testing of current tire lines, as well as new concepts in tire design and construction. During 1997 approximately 48 million miles of tests were performed on indoor test wheels and in monitored road tests. Uniformity equipment is used to physically check every radial passenger tire produced for high standards of quality. The Company continues to design and develop specialized equipment to fit the precise needs of its manufacturing and quality control requirements.

   In 1997 plans were finalized for the Company to construct a tire testing facility in southern Texas. By the end of 1998, this 1,000-acre site near San Antonio will contain a one-mile road course, a 2-1/2 mile oval course and a vehicle dynamics wet testing area. Cooper's speed-to-market with new products will be greatly enhanced with this control of future tire testing projects.

   Additional information on the Company's research, development and product improvement programs appears in Exhibit (13) of this Annual Report on Form 10-K.

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

   The Company has been named in environmental matters asserting potential joint and several liability for past and future cleanup, state and Federal claims, site remediation, and attorney fees. The Company has determined that it has no material liability for these matters. The Company's 1997 expense and capital expenditures for environmental control at its facilities were not material, nor is it estimated that expenditures in 1998 for such uses will be material.
(continued)                          4

Seasonal Trends

   There is a year-round demand for passenger and truck replacement tires, but passenger replacement tire sales are generally strongest during the second and third quarters of the year. Winter tires are sold principally during the months of August through November. Engineered rubber product sales to automotive customers are lowest during the months prior to model changeover.

Employee Relations

   As of December 31, 1997, the Company employed 10,456 persons world-wide, of whom 5,241 were salaried employees. Union contracts covering domestic hourly employees include, among other things: wages, hours, grievance procedures, checkoff, seniority and working conditions. The United Steelworkers of America (AFL-CIO/CLC) represents production and maintenance employees at each of the following domestic Company plants:

               Auburn, Indiana
               Bowling Green, Ohio (Sealing products)
               Bowling Green, Ohio (Hose products)
               Clarksdale, Mississippi
               El Dorado, Arkansas
               Findlay, Ohio
               Texarkana, Arkansas

   Over-the-road domestic truck drivers are affiliated with the International Brotherhood of Teamsters. Employees at the Piedras Negras, Mexico plant are affiliated with Sindicato Autonomo de Trabajadores Rio Grande SerVaas. Process employees at the Melksham, England plant are affiliated with either the Transport and General Workers Union or the Amalgamated Engineering and Electrical Union. The Association of Clerical, Technical, and Supervisory Staff Union represents certain salaried employees.

   Domestically all labor contracts are for a three-year term. In Mexico the labor contract is for two years with wages negotiated annually. In England the labor contracts have no set term with negotiations conducted annually. Cooper considers its labor relations to be favorable.

   Substantially all domestic employees are covered by hospital and surgical, group life, and accident and sickness benefit plans.
Employees in England and Mexico are covered by their national health care plans. The Company has various trusteed retirement income plans which cover most domestic and United Kingdom employees and retirees. Substantially all domestic retirees are covered by hospital and surgical and group life benefit plans. See "Notes to Consolidated Financial Statements" on pages 32 through 36 of this Annual Report on Form 10-K for additional information as to pension costs and funding and postretirement benefits.

Item 2.  PROPERTIES
The Company owns its headquarters facility which is adjacent to its Findlay, Ohio tire manufacturing plant. Properties used for the manufacture and distribution of the Company's products consist of the following:

       Location                                 Use               Title
-----------------------                ------------------------   -----
NORTH AMERICA
3300 Sylvester Road                    Tire plant and regional    Leased
Albany, GA 31703                       distribution center

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

3500 E. Washington Rd.                 Tire plant and regional    Owned
Texarkana, AR 71854                    distribution center

1689 South Green St.                   Tire plant and regional    Owned/
Tupelo, MS 38801                       distribution center        Leased

6340 Artesia Blvd.                     Regional distribution      Owned
Buena Park, CA 90620                   center

1300 Lunt Avenue                       Regional distribution      Owned
Elk Grove Village, IL 60007            center

4200-D Industry Drive                  Regional distribution      Leased
Fife, WA 98424                         center

1625 Lake Cascades Parkway             Regional distribution      Owned
Findlay, OH 45840                      center

1026 North Century Ave.                Regional distribution      Leased
Kansas City, MO 64120                  center

3601 Dryden Road                       Regional distribution      Owned
Moraine, OH 45439                      center

Terminal Road & Industrial Drive       Regional distribution      Owned
New Brunswick, NJ 08901                center

(continued)

LATIN AMERICA

Victoria Norte 2707                    Engineered Products plant  Owned
Piedras Negras, Mexico, C.P. 20610

EUROPE

4 Rue Jacques De Vaucanson             Regional distribution      Leased
Zac DeMercieres II                     center
60200 Compiegne, France

Hagackerstrasse 12                     Regional distribution      Owned/
8953 Dietikon, Switzerland             center                     Leased

Bath Road                              Tire plant and regional    Owned
Melksham, Wiltshire SN12 8AA           distribution center
England

Dortmunder Strasse 15                  Regional distribution      Leased
57234 Wilnsdorf, Germany               center


   The Company believes its properties have been adequately maintained and generally are in good condition.

   Cooper's tire plants are operating at rated capacity levels. The Tupelo, Mississippi and Albany, Georgia plants operate on a 24-hour day, seven-day production schedule. The other plants are operating 24 hours per day, at least five days per week.

   The Company's capacity to manufacture a full range of radial passenger, light truck and medium truck tires using advanced technology continues to be incrementally expanded.

   Additional information concerning the Company's facilities appears in Exhibit (13) of this Annual Report on Form 10-K. Information related to leased properties appears on page 37.


Item 3.  LEGAL PROCEEDINGS

   Cooper is a defendant in many unrelated actions in Federal and state courts throughout the United States. In a number of such cases the plaintiffs allege violations of state and Federal laws, breach of contract and product liability and assert damages of many thousands of dollars. The Company self-insures product liability losses up to $2,250,000 per occurrence with an annual aggregate of $6,000,000. In addition, Cooper carries Excess Liability Insurance which provides protection with respect to product liability losses in excess of the self-insured amounts. While the outcome of litigation cannot be predicted with any certainty, the Company believes the pending claims and lawsuits against it should not have a material adverse effect on the financial condition of the Company or the results of its operations.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1997.

Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

   Cooper Tire & Rubber Company common stock is traded on the New York Stock Exchange under the symbol CTB. Information concerning the Company's common stock and related security holder matters (including dividends) is presented on pages 9, 21, 25, 28 through 31 and 39 of this Annual Report on Form 10-K.

Item 6. SELECTED FINANCIAL DATA
(All dollar amounts in thousands except per share figures)

                                       Income
                                       Before
          Net      Gross   Operating   Income    Income               Net
         Sales     Margin   Margin     Taxes(a)  Taxes    Income(a)  Income
       ---------   ------  ---------   -------   ------   -------    ------
1997  $1,813,005  $314,573  $209,041  $194,792  $72,381  $122,411  $122,411
1996   1,619,345   252,796   172,922   172,092   64,208   107,884   107,884
1995   1,493,622   250,727   176,931   180,070   67,250   112,820   112,820
1994   1,403,243   277,265   208,517   208,119   79,600   128,519   128,519
1993   1,193,648   228,295   166,013   164,250   62,040   102,210   102,210
1992   1,174,728   229,332   170,646   169,841   61,670   108,171    43,211
1991   1,001,071   180,432   128,495   124,465   45,030    79,435    79,435
1990     895,896   155,892   108,715   104,874   38,410    66,464    66,464
1989     866,805   139,482    94,188    92,624   34,380    58,244    58,244
1988     748,032   106,419    66,575    64,912   23,850    41,062    41,062
1987     665,775    93,877    56,031    53,090   22,410    30,680    30,680

                                         Net
       Stock-                          Property, Capital              Long-
       holders'    Total    Working    Plant &   Expend-   Deprecia-  term
       Equity      Assets   Capital    Equipment  itures     tion     Debt
       ------      ------   -------    ---------  ------    -------   ----
1997  $833,575  $1,495,956  $354,281   $860,448  $107,523  $94,464 $205,525
1996   786,612   1,273,009   256,130    792,419   193,696   76,820   69,489
1995   748,799   1,143,701   272,216    678,876   194,894   63,313   28,574
1994   662,077   1,039,731   303,103    549,601    78,449   55,603   33,614
1993   550,186     889,584   204,857    527,949   117,249   46,352   38,729
1992   471,474     796,858   175,154    460,373   110,157   38,077   48,075
1991   439,648     670,572   144,285    388,557    85,954   31,969   53,512
1990   369,003     616,458   167,291    334,794   100,141   27,615   91,027
1989   310,064     519,893   150,285    262,445    73,182   23,393   65,727
1988   257,756     442,582   143,101    212,923    70,621   19,873   67,790
1987   221,566     413,306   154,283    162,447    41,507   18,436   70,059

                                                                   Long-term
     Return On  Return On                                           Debt to
     Beginning  Beginning  Current  Pretax    Effective  Return On  Capital-
      Equity(a)  Assets(a)  Ratio   Margin(a) Tax Rate(a) Sales(a)  ization
     ---------  ---------  -------  --------  ---------- ---------  -------
1997    15.6%      9.6%      2.8     10.7%      37.2%      6.8%      19.8%
1996    14.4       9.4       2.4     10.6       37.3       6.7        8.1
1995    17.0      10.9       2.7     12.1       37.3       7.6        3.7
1994    23.4      14.4       3.0     14.8       38.2       9.2        4.8
1993    21.7      12.8       2.6     13.8       37.8       8.6        6.6
1992    24.6      16.1       2.3     14.5       36.3       9.2        9.3
1991    21.5      12.9       2.2     12.4       36.2       7.9       10.9
1990    21.4      12.8       2.7     11.7       36.6       7.4       19.8
1989    22.6      13.2       2.5     10.7       37.1       6.7       17.5
1988    18.5       9.9       2.7      8.7       36.7       5.5       20.8
1987    15.7       8.3       2.6      8.0       42.2       4.6       24.0
(continued)                        8

                                                Common      Common
         Earnings         Equity    Dividends   Shares      Shares
        Per   Share        Per        Per       Average    Year End
      Basic   Diluted     Share(c)   Share(c)    (000)(c)   (000)(c)
     -------  -------     -------   ---------   --------   ---------
1997   $1.55   $1.55      $10.58     $.35        79,128      78,760
1996    1.30    1.30        9.67      .31        83,214      81,367
1995    1.35    1.35        8.95      .27        83,646      83,662
1994    1.54    1.53        7.92      .23        83,623      83,634
1993    1.22    1.22        6.58      .20        83,550      83,582
1992     .52(b)  .52(b)     5.65      .17        83,357      83,511
1991     .96     .95        5.30      .13        82,738      82,962
1990     .81     .80        4.47      .11        82,391      82,519
1989     .71     .70        3.77      .09        82,077      82,259
1988     .50     .50        3.15      .07        81,583      81,821
1987     .38     .38        2.72      .06        81,258      81,383

      Number                                                          Price/
        of                                             Stock Price(c) Earnings
      Stock-   Number of  Wages &   Total   Research &  ------------  Average
      holders  Employees  Benefits Taxes(d) Development  High    Low  Ratio(a)
      -------  ---------  -------- -------  -----------  ----    ---  -------
1997   5,281   10,456     $517,716 $121,189  $21,700    $28.44 $18.00  15.0
1996   5,991    8,932      440,393  102,097   19,700     27.25  18.00  17.4
1995   6,721    8,284      411,694  101,884   16,000     29.63  22.25  19.2
1994   7,623    7,815      382,002  111,504   14,700     29.50  21.63  16.6
1993   8,096    7,607      346,062   91,479   15,100     39.63  20.00  24.4
1992   6,142    7,207      329,396   46,432   13,700     35.63  22.00  22.2
1991   4,492    6,545      266,683   67,933   14,000     26.25   7.88  17.8
1990   4,459    6,225      256,076   59,802   10,800     10.50   6.19  10.3
1989   3,871    6,041      233,881   54,020   10,300      9.75   5.63  10.8
1988   3,627    6,031      217,480   41,743   11,200      6.81   3.53  10.3
1987   3,516    5,720      189,209   39,056   10,300      4.97   2.78  10.3

(a) Prior to cumulative effect of changes in accounting in 1992 for postretirement benefits other than pensions and income taxes.
(b) Basic and diluted earnings per share prior to the cumulative effect of changes in accounting were $1.30 and $1.29, respectively.
(c) Share data reflects stock splits in 1992, 1990 and 1988.
(d) Excluding Federal excise taxes.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The financial position of the Company continues to be excellent. Strong operating cash flows provided funds for investment in productivity, expansion, product quality and technology development and contributed to growing financial strength. The financial statements of the Company include amounts for the operations of Avon Tyres Limited, renamed Cooper-Avon Tyres Limited, of Melksham, England (Cooper-Avon) acquired late in the first quarter of 1997.
   Working capital amounted to $354 million at year-end 1997 compared with $256 million one year earlier. A current ratio of 2.8 indicates a strong liquidity position and is up from the year-end 1996 current ratio of 2.4.
   Accounts receivable increased to $292 million from $267 million at year-end 1996, reflecting the acquisition of Cooper-Avon offset by decreases in domestic receivable amounts resulting from the timing of receipts. Collection experience continues to be excellent and adequate allowances have been made for possible collection losses.
   Total inventories at $192 million were up from $142 million at year-end 1996. Finished goods inventories contributed $43 million of the increase resulting from the acquisition and inventory builds required during negotiations of labor contracts which took place late in the year. Work in process inventories were $9 million higher and raw materials and supplies inventories were $2 million lower than 1996.
   Investments in property, plant and equipment were $108 million in 1997 and are lower than the $194 million invested in 1996. The Company's capital expenditure commitments approximated $23 million at December 31, 1997. Capital expenditures in 1998 are anticipated to be higher than in 1997 but below 1996 levels. Funding for these expenditures will be available from operating cash flows with additional funding available, if needed, under the Company's existing commercial paper program, credit agreement and other informal lines of credit. Depreciation was $94 million in 1997, a 23 percent increase from $77 million in 1996, reflecting the significant capital expenditures in recent years.
   Intangibles and other assets are up $44 million reflecting the value of certain trademarks and technology acquired with the purchase of Cooper-Avon, as well as amounts related to pension accounting.
   Long-term debt at $206 million increased $136 million from year-end 1996 reflecting the March 1997 issuance of $200 million of 7-5/8 percent notes under the Company's Shelf Registration Statement, the retirement of the 9 percent senior notes and the payment of scheduled debt maturities. The new notes were issued to finance stock repurchases and the acquisition of Cooper-Avon. Long-term debt, as a percent of total capitalization, increased to 19.8 percent at December 31, 1997 from 8.1 percent one year earlier.
   Noncurrent deferred income taxes increased to $74 million at December 31, 1997 from $53 million one year earlier, primarily reflecting the excess of tax depreciation over book depreciation.
   The Company has been named in environmental matters asserting potential joint and several liability for past and future cleanup, state and Federal claims, site remediation, and attorney fees. The Company has determined that it has no material liability for these matters. In addition, the Company is a defendant in unrelated product liability actions in Federal and state courts throughout the United States in which plaintiffs assert monetary damages. From time to time, the Company is involved in litigation which may result in adverse judgements and/or cash settlements. While the outcome of litigation cannot be predicted with certainty, the Company believes the pending claims and lawsuits against it should not have a material adverse effect on its financial condition or the results of its operations.
(continued)

   Stockholders' equity increased $47 million during 1997 reaching $834 million at year-end. The retention of earnings (net income less dividends paid) added $95 million to stockholders' equity, but was partially offset by $54 million relating to the repurchase of 2.7 million shares of the Company's stock. The adjustment to the minimum pension liability, recognition of the impact of cumulative foreign currency translation and exercise of stock options also contributed to the increase. Stockholders' equity per share was $10.58 at year-end 1997, an increase of 9 percent over $9.67 per share at year-end 1996.


Results of Operations

Customer demand for the Company's engineered rubber products was excellent. New and larger contracts with our customers continued to be achieved. Shipments of the Company's tires outpaced those of the industry and also benefited from inclusion of Cooper-Avon's operations during the last three quarters of the year. Net sales increased 12 percent in 1997 to a record of $1.8 billion. This followed an 8 percent increase in sales in 1996 which resulted primarily from growth in customer demand. These improvements were achieved in an environment of intense competitive pressure.
   Gross margins, as a percent of net sales, were 17.3 percent in 1997 compared to 15.6 percent in 1996 and 16.8 percent in 1995. During 1997, capacity utilization was maintained at high levels and technology improvements yielded greater efficiencies. However, decreases in raw material costs continued to be offset by price concessions. Cooper-Avon operations did not contribute to gross margin improvement in 1997. In 1996, intense pricing pressure in the replacement tire industry contributed to gross margin erosion from 1995. Raw material costs moderated in 1996, following two years of significant increases, and offset some of the price concessions.
   Increases in 1997 selling, general and administrative expenses were attributable to the inclusion of Cooper-Avon and expanded advertising programs. As a percent of net sales, these expenses were 5.8 percent in 1997 compared to 4.9 percent in 1996. Selling, general and administrative expenses in 1996 were higher than in 1995. However, as a percent of net sales, these expenses were lower than the 5 percent incurred in 1995.
   Interest expense in 1997 was higher than in 1996 reflecting increased borrowings and lower amounts of capitalized interest. The increase in interest expense in 1996 from 1995 resulted from increased borrowing partially offset by capitalized interest.
   The effective income tax rate of 37.2 percent in 1997 is comparable to 37.3 percent in 1996 and 1995.
   The operations of Cooper-Avon contributed to net sales in 1997 but did not contribute to the Company's increase in income. Since the acquisition in March 1997, operations have been negatively impacted by the combined strength of the British pound and the lower than expected shipments in the Western European replacement tire market.
   The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Share," during the fourth quarter of 1997. The Standard replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Amounts presented in all years reflect the requirements of the new Standard. Earnings per share in 1997 were favorably impacted by the Company's repurchase of 5 million shares of its common stock since September 1996.
   In June, 1997 the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which require the disclosure of total comprehensive income and change the method for determining and reporting business segment information. (continued)

The Company's components of comprehensive income have historically been for the impact of pension accounting and foreign currency. The FASB's approach to determine business segments will cause the Company to report certain financial information at segment levels. These Standards are required to be adopted in 1998.
   The Company has developed and initiated its plans to address the possible exposures related to the impact of the Year 2000 on its systems and computer equipment. Key financial information and operational systems have been assessed and detailed plans have been implemented to address modifications required by December 31, 1999. The Company expects these modifications to be completed and tested by that time.
The financial impact of making the required changes will be comprised of internal costs, excluding the costs required to upgrade and replace systems and equipment in the normal course of business, and is not expected to be material to the Company's consolidated financial position or results of operations. The Company has also initiated communications with its significant suppliers to ensure they have appropriate plans to resolve Year 2000 issues where failure of their systems could adversely affect the Company's operations.

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements involving uncertainty and risk. It is possible the Company's future financial performance may differ from expectations due to a variety of factors including but not limited to: changes in economic conditions in the world, increased competitive activity, technology advancements, fluctuations in raw material and energy prices, changes in foreign exchange rates, and other unanticipated events and conditions.
   It is not possible to foresee or identify all such factors. Any forward-looking statements in this report are based on certain assumptions and analysis made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Prospective investors are cautioned that any such statements are not a guarantee of future performance and actual results or developments may differ materially from those projected. The Company makes no commitment to update any forward-looking statement included herein, or to disclose any facts, events or circumstances that may affect the accuracy of any forward-looking statement.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated statements of financial position at December 31, 1997 and 1996 and consolidated statements of income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 1997, the independent auditor's report thereon, and the Company's unaudited quarterly financial data for the two-year period ended December 31, 1997 are presented on pages 19 through 38 of this Annual Report on Form 10-K and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information concerning the Company's directors appears on pages 2 through 6 and 30 of the Company's Proxy Statement dated March 24, 1998 and is incorporated herein by reference. The names, ages, and all positions and offices held by all executive officers of the Company, as of the same date, are as follows:

Name                  Age  Executive Office Held    Business Experience
--------------------- ---  ---------------------   ---------------------
Patrick W. Rooney      62  Chairman of the Board,  Principal Executive
                           President, Chief        Officer and Chairman
                           Executive Officer       of the Board since
                           and Director            1994.  President
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

J. Alec Reinhardt      56  Executive Vice          Principal Financial
                           President and Director  Officer and Director
                                                   since 1983.  Executive
                                                   Vice President since
                                                   1991.  Vice President
                                                   from 1982 to 1991.
                                                   Secretary from 1977 to
                                                   1986.  General Counsel
                                                   from 1976 to 1983.

John Fahl              61  Vice President and      Vice President since
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

William C. Hattendorf  63  Vice President and      Vice President since
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

Keith L. Jolliff       55  Vice President          Vice President since
                                                   1995.  Previously
                                                   Director of Corporate
                                                   Purchasing from 1994
                                                   to 1995.  Manager of
(continued)                      13

                                                   Corporate Purchasing
                                                   from 1973 to 1994.
                                                   Assistant Purchasing
                                                   Agent and Buyer from
                                                   1966 to 1973.

William S. Klein       60  Vice President          Vice President since
                                                   1984.  Vice President-
                                                   Tire Operations since
                                                   1975.

Roderick F. Millhof    58  Vice President          Vice President and
                                                   President of Engineered
                                                   Products Operations
                                                   since January 15, 1998;
                                                   formerly Vice President
                                                   Sales/Marketing of
                                                   Engineered Products
                                                   Operations since 1988.

Richard D. Teeple      55  Vice President and      Vice President since
                           General Counsel         1990.  General Counsel
                                                   since 1983.  Assistant
                                                   General Counsel from
                                                   1979 to 1983.  Associate
                                                   Counsel from 1977 to 1979.

Stan C. Kaiman         59  Secretary               Secretary since 1986.

Eileen B. White        47  Corporate Controller    Principal Accounting
                                                   Officer and Corporate
                                                   Controller since 1997.
                                                   Previously Assistant
                                                   Corporate Controller
                                                   from 1994 to 1997.
                                                   Manager of Financial
                                                   Research and Compliance
                                                   from 1986 to 1994.

Stephen O. Schroeder   47  Assistant Treasurer     Assistant Treasurer
                                                   since 1994.  Previously
                                                   Manager, Cash and
                                                   Employee Funds since
                                                   1984.

   Each such officer shall hold such office until a successor is selected and qualified.


Item 11. EXECUTIVE COMPENSATION

   Information regarding executive compensation appears on pages 6 through 12 and 21 through 27 of the Company's Proxy Statement dated March 24, 1998 and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information concerning the security ownership of certain beneficial owners and management of the Company's voting securities and equity securities appears on pages 28 through 30 of the Company's Proxy
Statement dated March 24, 1998 and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.

Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

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

  (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1997.

         INDEX TO FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS
                                                                   Page(s)
FINANCIAL STATEMENTS:                                             Reference
                                                                  ---------
   Consolidated Statements of Income for the years
    ended December 31, 1997, 1996 and 1995                           19
   Consolidated Balance Sheets at December 31, 1997 and 1996        20-21
   Consolidated Statements of Stockholders' Equity for the
    years ended December 31, 1997, 1996 and 1995                    22-23
   Consolidated Statements of Cash Flows for the years
    ended December 31, 1997, 1996 and 1995                           24
   Notes to Consolidated Financial Statements                       25-37
   Report of Independent Auditors                                    38

SUPPLEMENTARY INFORMATION:

   Quarterly Financial Data (Unaudited)                              39

FINANCIAL STATEMENT SCHEDULE:

   II.  Valuation and qualifying accounts                            40

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

(10) Description of management contracts, compensatory plans, contracts, or arrangements is incorporated herein by reference from pages 6 through 12, 25 and 26 of the Company's Proxy Statement dated
      March 24, 1998.

      The following related documents are incorporated by reference:
       a)  1981 Incentive Stock Option Plan - Form S-8
           Registration Statement No. 2-77400, Exhibit 15(a)
       b)  1986 Incentive Stock Option Plan - Form S-8
           Registration Statement No. 33-5483, Exhibit 4(a)
       c)  Thrift and Profit Sharing Plan - Form S-8
           Registration Statement No. 2-58577, Post-Effective
           Amendment No. 6, Exhibit 4
       d)  1991 Stock Option Plan for Non-Employee Directors -
           Form S-8 Registration Statement No. 33-47980 and
           Appendix to the Company's Proxy Statement dated
           March 26, 1991
       e) 1996 Stock Option Plan - Form S-8 Registration Statement No. 333-09619 and Appendix to the Company's Proxy
           Statement dated March 26, 1996






(continued)

(12)  Computation of Ratio of Earnings to Fixed Charges              41

(13)  Annual report to security holders, Form 10-Q or quarterly
      report to security holders                                    42-48

(23)  Consent of Independent Auditors                                49

(24)  Powers of Attorney                                            50-52

(27)  Financial Data Schedule

(99)  Undertakings of the Company                                   53-55

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


Date:  March 20, 1998
       --------------

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                       Title                    Date
      ---------                       -----                    ----

PATRICK W. ROONEY*       Chairman of the Board,          March 20, 1998
                         President, Chief Executive
                         Officer and Director
                         (Principal Executive Officer)

J. ALEC REINHARDT*       Executive Vice President and    March 20, 1998
                         Director (Principal Financial
                         Officer)

JOHN FAHL*               Vice President and Director     March 20, 1998

EILEEN B. WHITE*         Corporate Controller            March 20, 1998
                         (Principal Accounting Officer)

ARTHUR H. ARONSON*       Director                        March 20, 1998

EDSEL D. DUNFORD*        Director                        March 20, 1998

DEBORAH M. FRETZ*        Director                        March 20, 1998

DENNIS J. GORMLEY*       Director                        March 20, 1998

JOHN F. MEIER*           Director                        March 20, 1998

JOHN H. SHUEY*           Director                        March 20, 1998



*By/s/ Stan C. Kaiman
   --------------------------------
   STAN C. KAIMAN, Attorney-in-fact

                  CONSOLIDATED STATEMENTS OF INCOME
                      Years ended December 31
     (Dollar amounts in thousands; per-share amounts in dollars)
                                       1997         1996         1995
                                    ----------   ----------   ----------
Revenues:
   Net sales                        $1,813,005   $1,619,345   $1,493,622
   Other income                          1,406          824        3,836
                                     ---------    ---------    ---------
                                     1,814,411    1,620,169    1,497,458

Costs and expenses:
   Cost of products sold             1,498,432    1,366,549    1,242,895
   Selling, general
    and administrative                 105,532       79,874       73,796
   Interest                             15,655        1,654          697
                                     ---------    ---------    ---------
                                     1,619,619    1,448,077    1,317,388
                                     ---------    ---------    ---------
Income before income taxes             194,792      172,092      180,070

Provision for income taxes              72,381       64,208       67,250
                                     ---------    ---------    ---------
Net income                          $  122,411   $  107,884   $  112,820
                                     =========    =========    =========
Basic and diluted
  earnings per share                     $1.55        $1.30        $1.35
                                          ====         ====         ====




See Notes to Consolidated Financial Statements, pages 25 to 37.

                     CONSOLIDATED BALANCE SHEETS
      (Dollar amounts in thousands; per-share amounts in dollars)
                                                     December 31
                                            ----------------------------
ASSETS                                         1997              1996
                                            ----------        ----------
Current assets:
   Cash and cash equivalents                $   52,910        $   19,459

   Accounts receivable, less
     allowances of $4,791 in
     1997 and $3,700 in 1996                   292,416           267,149

   Inventories:
     Finished goods                            130,339            87,105
     Work in process                            22,650            13,419
     Raw materials and supplies                 38,695            41,094
                                             ---------         ---------
                                               191,684           141,618

   Prepaid expenses and
    deferred income taxes                       17,602            15,399
                                             ---------         ---------
         Total current assets                  554,612           443,625

Property, plant and equipment:
   Land and land improvements                   28,765            23,641
   Buildings                                   272,308           265,118
   Machinery and equipment                   1,013,354           882,774
   Molds, cores and rings                       84,660            69,316
                                             ---------         ---------
                                             1,399,087         1,240,849

   Less accumulated depreciation
    and amortization                           538,639           448,430
                                             ---------         ---------
         Net property, plant
           and equipment                       860,448           792,419


Intangibles and other assets                    80,896            36,965
                                             ---------         ---------
                                            $1,495,956        $1,273,009
                                             =========         =========


















(continued)

                                                    December 31
                                            ----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY           1997              1996
                                            ----------        ----------
Current liabilities:
   Notes payable                            $   10,820        $   32,000
   Accounts payable                            100,135            81,571
   Accrued liabilities                          82,446            65,727
   Income taxes                                  6,477             3,116
   Current portion of debt                         453             5,081
                                             ---------         ---------
           Total current liabilities           200,331           187,495

Long-term debt                                 205,525            69,489

Postretirement benefits other
  than pensions                                144,566           139,070

Other long-term liabilities                     38,351            37,575

Deferred income taxes                           73,608            52,768

Stockholders' equity:
   Preferred stock, $1 per share par value;
    5,000,000 shares authorized;
    none issued                                     -                 -

   Common stock, $1 per share par value;
    300,000,000 shares authorized; 83,760,308
    shares issued (83,672,372 in 1996)          83,760            83,672
   Capital in excess of par value                3,101             2,027
   Retained earnings                           849,270           754,481
   Cumulative currency
    translation adjustment                       2,448                -
   Minimum pension liability                    (4,753)           (7,434)
                                             ---------         ---------
                                               933,826           832,746
Less:  5,000,000 common shares
           in treasury at cost
           (2,305,500 in 1996)                (100,251)          (46,134)
                                             ---------         ---------
            Total stockholders' equity         833,575           786,612
                                             ---------         ---------
                                            $1,495,956        $1,273,009
                                             =========         =========



See Notes to Consolidated Financial Statements, pages 25 to 37.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
        (Dollar amounts in thousands; per-share amounts in dollars)
                                         Cumulative
                                         Currency
               Common   Capital           Transla-  Minimum   Common
               Stock   In Excess            tion    Pension   Shares
               $1 Par   of Par  Retained   Adjust-   Lia-      in
                Value   Value   Earnings    ment    bility   Treasury  Total
                ------  ------  --------  --------  -------  --------   -----
Balance at
 January 1,
 1995          $83,634  $1,656  $582,137  $    -   $(5,350)   $    -   $662,077

  Net income                     112,820                                112,820

  Exercise of
   stock options    28     275                                              303

  Cash dividends -
   $.27 per share                (22,584)                               (22,584)

  Minimum pension
   liability
   adjustment,
   net of
   income taxes                                     (3,817)              (3,817)
                ------   -----   -------   -----    ------     ------   -------
Balance at
 December 31,
 1995           83,662   1,931   672,373       -    (9,167)        -    748,799

  Net income                     107,884                                107,884

  Purchase of
   treasury shares                                            (46,134)  (46,134)

  Exercise of
   stock options    10      96                                              106

  Cash dividends -
   $.31 per share                (25,776)                               (25,776)

  Minimum pension
   liability
   adjustment,
   net of
   income taxes                                      1,733                1,733
                ------   -----   -------   -----    ------     ------   -------
Balance at
 December 31,
 1996           83,672   2,027   754,481       -    (7,434)   (46,134)  786,612







(continued)





  Net income                     122,411                                122,411

  Purchase of
   treasury shares                                            (54,117)  (54,117)

  Exercise of
   stock options    88   1,074                                            1,162

  Cash dividends -
   $.35 per share                (27,622)                               (27,622)

  Cumulative
   currency
   translation
   adjustment                             2,448                           2,448

  Minimum pension
   liability
   adjustment,
   net of
   income taxes                                      2,681                2,681
                ------   -----   -------  -----     ------    -------   -------
Balance at
 December 31,
 1997          $83,760  $3,101  $849,270 $2,448    $(4,753) $(100,251) $833,575
                ======   =====   =======  =====     ======   ========   =======


See Notes to Consolidated Financial Statements, pages 25 to 37.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Years ended December 31
                         (Dollar amounts in thousands)
                                            1997         1996         1995
                                         ----------   ----------   ----------
Operating activities:
   Net income                             $122,411     $107,884     $112,820
   Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Depreciation                          94,464       76,820       63,313
      Deferred income taxes                 13,501       14,096        9,356

   Changes in operating assets
    and liabilities:
      Accounts receivable                   16,783      (10,100)     (35,812)
      Inventories and
       prepaid expenses                    (21,796)      (6,669)     (20,159)
      Accounts payable and
       accrued liabilities                  (3,973)       4,799        2,052
      Postretirement benefits
       other than pensions                   6,796        7,207        6,315
      Other                                (17,769)      (5,830)       3,051
                                           -------      -------      -------
   Net cash provided by
    operating activities                   210,417      188,207      140,936

Investing activities:
   Property, plant and equipment          (107,523)    (193,696)    (194,894)
   Acquisition of business,
    net of cash acquired                   (96,531)          -            -
   Other                                       711          604        1,258
                                           -------      -------      -------
   Net cash used in
    investing activities                  (203,343)    (193,092)    (193,636)

Financing activities:
   Issuance of debt                        386,000      162,000           -
   Payment on debt                        (280,292)     (89,039)      (5,117)
   Purchase of treasury shares             (54,117)     (46,134)          -
   Payment of dividends                    (27,622)     (25,776)     (22,584)
   Issuance of common shares                 1,162          106          303
                                           -------      -------      -------
   Net cash provided by (used in)
    financing activities                    25,131        1,157      (27,398)

Effects of exchange
 rate changes on cash                        1,246           -            -
                                          --------     --------     --------
Changes in cash and
 cash equivalents                           33,451       (3,728)     (80,098)

Cash and cash equivalents
 at beginning of year                       19,459       23,187      103,285
                                          --------     --------     --------
Cash and cash equivalents
 at end of year                          $  52,910    $  19,459    $  23,187
                                          ========     ========     ========

See Notes to Consolidated Financial Statements, pages 25 to 37.

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

   Inventories - Inventories are valued at cost, which is not in excess of market. Inventory costs have been determined by the last-in, first-out (LIFO) method for substantially all domestic inventories. Costs of other inventories have been determined principally by the first-in, first-out (FIFO) method.

   Property, plant and equipment - Assets are recorded at cost and depreciated or amortized using the straight-line method over their expected useful lives. For income tax purposes accelerated depreciation methods and shorter lives are used.

   Intangibles - Intangibles include trademarks, technology and intellectual property acquired from Avon Rubber p.l.c. These assets are being amortized over their useful lives which range from 15 years to 40 years.

   Stock options - The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Additional disclosures required under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," are included in the Stock Options note.

   Revenue recognition - Revenues are recognized when goods are shipped to customers in accordance with their purchase orders.

   Warranties - Estimated costs for product warranties are charged to income at the time of sale.

   Research and development - Costs are charged to expense as incurred and amounted to approximately $21,700, $19,700 and $16,000 in 1997, 1996 and 1995, respectively.

   Earnings per share - During the fourth quarter of 1997 the Company adopted SFAS No. 128, "Earnings per Share." The Standard replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Amounts presented in all years reflect the requirements of the new Standard.
(continued)                        25

   Accounting pronouncements - In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which require the disclosure of total comprehensive income and change the method for determining and reporting business segment information. The Company's components of comprehensive income have historically been for the impact of pension accounting and foreign currency. The FASB's approach to determine business segments will cause the Company to report certain financial information at segment levels. These Standards are required to be adopted for fiscal years beginning in 1998.

BUSINESS

The Company, a specialist in the rubber industry, manufactures and markets automobile, truck and motorcycle tires; inner tubes; vibration control systems; automotive sealing; hose and assemblies. Product shipments to original equipment vehicle manufacturers historically have approximated 15 to 20 percent of net sales.

   The Company manufactures products in North America and the United Kingdom for the transportation industry. Shipments of domestically-produced products to customers outside the United States approximated eight, nine and eight percent of net sales in 1997, 1996 and 1995, respectively. Sales to one major customer approximated 12, 17 and 14 percent of net sales in 1997, 1996, and 1995, respectively.

ACQUISITION

On March 14, 1997 the Company, through a wholly-owned United Kingdom subsidiary, acquired the tire operations of Avon Rubber p.l.c. (Avon) of the United Kingdom. This purchase includes the land and manufacturing facility in Melksham, England; the shares of Avon Tyres Limited and shares of tire distribution companies in France, Germany and Switzerland; and other minor assets. In a separate transaction the Company acquired from Avon various trademarks and technology. The acquisitions have been accounted for as a purchase with allocations, subject to adjustment, as follows:

        Working capital                    $37,861
        Property, plant and equipment       54,288
        Intangibles and other assets        28,710
        Debt                               (13,867)
        Other liabilities                  (10,461)
                                            ------
                                           $96,531
                                            ======

   The Company's consolidated financial results and financial position subsequent to the date of the acquisition reflect Avon operations. Had these acquisitions occurred as of the beginning of 1996, the pro forma results of operations giving effect to the acquisitions would not be materially different from the net sales, net income and earnings per share presented in the statements of income.

INVENTORIES

Under the LIFO method, inventories have been reduced by approximately $60,627 and $73,925 at December 31, 1997 and 1996, respectively, from current cost which would be reported under the first-in, first-out method. Approximately 85 percent and 99 percent of the Company's inventories have been valued under the LIFO method at December 31, 1997 and 1996, respectively.

(continued)

DEBT

Short-term debt at December 31, 1997 consisted of bank line borrowings primarily in European currencies at a weighted average interest rate of
5.6 percent. At December 31, 1996 short-term debt consisted of commercial paper borrowings and notes payable at a weighted average interest rate of 5.6 percent.

   The Company's long-term debt at December 31 consisted of the following:
                                                1997          1996
                                             ----------    ----------
7-5/8% notes due 2027                         $200,000       $     -
Commercial paper notes with a
  weighted average interest rate of 5.6%             -        46,000
9% senior notes due 2001                             -        22,727
Capitalized leases and other                     5,978         5,843
                                               -------        ------
                                               205,978        74,570
Less current maturities                            453         5,081
                                               -------        ------
                                              $205,525       $69,489
                                               =======        ======

   The Company has an agreement with four banks authorizing borrowings up to $150,000 on a long-term basis through October 31, 2002 and $100,000 on a short-term basis, with interest at varying rates. The credit facility provides for borrowings in foreign currencies and supports the issuance of commercial paper. The proceeds may be used for general corporate purposes. A commitment fee is payable quarterly and is based on the daily unused portion of the amount authorized. The agreement requires the maintenance of certain debt and fixed charge coverage ratios. The Company has other informal lines of credit available to meet domestic borrowing needs.
   In March 1997 the Company issued $200,000 of 7-5/8 percent notes under a Registration Statement with the Securities and Exchange Commission.
The notes, due March 15, 2027, provide for semiannual interest payments on March 15 and September 15 with principal due in full at maturity. Proceeds from the issuance were used for the repurchase of 5,000,000 shares of the Company's common stock and the acquisition of Avon Tyres Limited. Based on the borrowing rates available to the Company for instruments with similar terms and maturity at December 31, 1997, the fair value of the 7-5/8 percent notes was $223,417.
   On October 2, 1997 the Company retired the 9 percent senior notes due in 2001.
   Interest paid on debt during 1997, 1996 and 1995 was $12,983, $6,217 and $3,515, respectively. The amount of interest capitalized was $1,628, $4,315 and $2,694 during 1997, 1996 and 1995, respectively.
   The required principal payments for long-term debt during the next five years are as follows: 1998 - $453; 1999 - $224; 2000 - $182; 2001
- none; 2002 - none.

ACCRUED LIABILITIES

Accrued liabilities at December 31, were as follows:
                                     1997       1996
                                    ------     ------
Payroll                            $40,311    $32,299
Other                               42,135     33,428
                                    ------     ------
                                   $82,446    $65,727
                                    ======     ======

(continued)                      27

COMMON STOCK

There were 9,629,932 common shares reserved for the exercise of stock options and contributions to the Company's Thrift and Profit Sharing and Pre-Tax Savings plans at December 31, 1997.

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

   SFAS No. 123, "Accounting for Stock-Based Compensation," is effective for awards granted by the Company during fiscal years beginning after December 15, 1994. The Standard requires, if APB No. 25 is followed, disclosure of pro forma information regarding net income and earnings per share determined as if the Company accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                        1997        1996        1995
                                        ----        ----        ----
   Risk-free interest rate              6.1%        6.6%        6.2%
   Dividend yield                       1.0%        1.0%        1.0%
   Expected volatility of the
    Company's common stock             .197        .206        .203
   Expected life                     6.2 years   5.4 years   5.3 years

(continued)                      28

   The weighted-average fair value of options granted in 1997, 1996 and 1995 was $7.52, $5.58 and $6.98, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. During 1995, only grants awarded during the year are amortized. During 1996, amortization attributable to grants awarded in both 1995 and 1996 impacts pro forma results. During 1997, amortization attributable to grants awarded in 1997, 1996 and 1995 impacts pro forma results. The Company's reported and pro forma information follows:

                                    1997      1996      1995
                                    ----      ----      ----
   Net income:          Reported  $122,411  $107,884  $112,820
                        Pro forma  121,603   107,363   112,653
   Basic and diluted
    earnings per share:
                        Reported     $1.55     $1.30     $1.35
                        Pro forma     1.54      1.29      1.35

   The Company's 1981, 1986 and 1996 incentive stock option plans provide for granting options to key employees to purchase common shares at prices not less than market at the date of grant. Options under these plans may have terms of up to ten years becoming exercisable in whole or in consecutive installments, cumulative or otherwise. The 1981 and 1986 plans were amended in 1988 to allow the granting of nonqualified stock options. Nonqualified stock options are not intended to qualify for the tax treatment applicable to incentive stock options under provisions of the Internal Revenue Code. The options granted under these plans which were outstanding at December 31, 1997 have a term of ten years and become exercisable 50 percent after the first year and 100 percent after the second year.































(continued)

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

   Summarized information for the plans follows:
                                              Weighted
                                              Average
                                  Number of   Exercise     Price Range
                                   Shares      Price        Per Share
                                  ---------   --------     -----------
January 1, 1995
   Outstanding                     475,232     $18.15     $5.09 - $34.69
   Exercisable                     355,522      15.93

   Granted under 1986 plan         103,800      24.13              24.13
   Granted under 1991 plan           3,153      24.25              24.25
   Exercised                       (27,900)     10.87       5.09 - 25.00
   Cancelled                       (13,110)     24.90      24.13 - 25.00
                                    ------
December 31, 1995
   Outstanding                     541,175      19.54       5.09 - 34.69
   Exercisable                     397,822      17.85

   Granted under 1991 plan           1,703      24.31              24.31
   Granted under 1996 plan         140,900      18.50              18.50
   Exercised                       (10,400)     10.23       5.09 - 15.19
   Cancelled                       (27,786)     19.57       5.09 - 34.69
                                    ------
December 31, 1996
   Outstanding                     645,592      19.47       5.09 - 34.69
   Exercisable                     454,439      19.24

   Granted under 1991 plan           1,955      22.69              22.69
   Granted under 1996 plan         229,000      24.50              24.50
   Exercised                       (87,936)     13.20       5.09 - 25.00
   Cancelled                       (32,264)     22.87      15.19 - 34.69
                                    ------
December 31, 1997
   Outstanding                     756,347      21.59       5.09 - 34.69
   Exercisable                     460,992      20.58

   The weighted average remaining contractual life of options outstanding at December 31, 1997 is 7.1 years.















(continued)

   SFAS No. 123 also requires segregated disclosure of options outstanding if a significant range of exercise prices exists. This information, at December 31, 1997, is as follows:

                                  Range of Exercise Prices
                               ------------------------------
                                 Less          Equal to or
                               than $24     greater than $24
                               --------     ----------------
Options outstanding             248,555         507,792

  Weighted average
   exercise price                $15.53          $24.56

  Remaining contractual life        5.9             7.7

Options exercisable             182,100         278,892

  Weighted average
   exercise price                $14.40          $24.61

   The status of options exercisable and available for grant for each plan is as follows:
                             1981        1986       1991     1996
                             Plan        Plan       Plan     Plan
                             ----        ----       ----     ----
December 31, 1995
  Exercisable                22,424     367,012     8,386
  Available for grant             -   1,146,300    88,225

December 31, 1996
  Exercisable                22,424     425,712     6,303           -
  Available for grant             -           -    90,758   3,060,600

December 31, 1997
  Exercisable                 6,800     384,650     5,492      64,050
  Available for grant             -           -    90,317   2,841,500
</TABLE

EARNINGS PER SHARE

Basic earnings per share is based upon the weighted average number of shares outstanding which were 79,127,577 in 1997, 83,213,960 in 1996 and 83,645,864 in 1995. Diluted earnings per share includes the dilutive effect of employee stock options. The impact of employee stock options in the computation of diluted earnings per share did not result in amounts different from basic earnings per share.













PENSIONS

The Company has defined benefit plans covering substantially all employees. The domestic salary plan provides pension benefits based on an employee's years of service and average earnings for the five highest calendar years during the ten years immediately preceding retirement.
The domestic hourly plans provide benefits of stated amounts for each year of service. The Company's general funding policy is to contribute amounts deductible for Federal income tax purposes.

   Employees in the United Kingdom are covered by a contributory, defined benefit pension plan. Benefits are based on an employee's years of service and last three years of earnings. Employees may make contributions to the plan to increase their benefit. The Company's funding requirement is determined by statute.

   Pension expense for 1997, 1996 and 1995 included the following components:
                                    1997      1996      1995
                                    ----      ----      ----
Service cost                      $16,668   $13,811   $ 9,833
Interest cost                      32,716    24,707    20,374
Actual return on plan assets      (70,573)  (44,559)  (54,268)
Net amortization and deferral      37,356    24,144    38,966
                                   ------    ------    ------
Net periodic pension cost         $16,167   $18,103   $14,905
                                   ======    ======    ======

   Net periodic pension cost in 1997 includes $2,018 attributable to nine months of operations for the United Kingdom plan. The increases in service and interest costs in 1996 result from changes in certain demographic actuarial assumptions made at December 31, 1995.






























(continued)

   The plans' assets consist of cash, cash equivalents and marketable securities.  The funded status of the Company's domestic and United
Kingdom plans at December 31, 1997 and 1996 was as follows:
                                            December 31, 1997
                                       -----------------------------
                                             Plans for Which
                                             ---------------
                                       Assets Exceed     Accumulated
                                        Accumulated       Benefits
                                         Benefits       Exceed Assets
                                       -------------    -------------
Actuarial present value of
 benefit obligations:

  Vested benefit obligation               $263,848        $124,817
                                           =======         =======

  Accumulated benefit obligation          $267,971        $128,361
                                           =======         =======

  Projected benefit obligation            $382,367        $129,938

Plans' assets at fair value                405,668         109,032
                                           -------         -------
Projected benefit obligation less
 than (in excess of) plan assets            23,301         (20,906)

Unrecognized transition amount               3,753           1,970

Unrecognized prior service cost                309          10,356

Unrecognized net loss                        4,180           8,412

Adjustment for minimum liability                 -         (19,910)
                                           -------         -------
Pension asset (liability)
 recognized in the Balance Sheet          $ 31,543        $(20,078)
                                           =======         =======























(continued)

                                            December 31, 1996
                                       -----------------------------
                                             Plans for Which
                                             ---------------
                                       Assets Exceed     Accumulated
                                        Accumulated       Benefits
                                         Benefits       Exceed Assets
                                       -------------    -------------
Actuarial present value of
 benefit obligations:

  Vested benefit obligation               $147,256        $120,221
                                           =======         =======

  Accumulated benefit obligation          $150,416        $123,905
                                           =======         =======

  Projected benefit obligation            $218,512        $124,911

Plans' assets at fair value                225,077          95,195
                                           -------         -------
Projected benefit obligation less
 than (in excess of) plan assets             6,565         (29,716)

Unrecognized transition amount               4,485           2,326

Unrecognized prior service cost                 93           9,818

Unrecognized net loss                       12,736          12,753

Adjustment for minimum liability                 -         (24,709)
                                           -------         -------
Pension asset (liability)
 recognized in the Balance Sheet          $ 23,879        $(29,528)
                                           =======         =======

For domestic plans, the assumed rate of increase in future compensation levels was 5.5 percent and the assumed discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5 percent at December 31, 1997 and 1996. The expected long-term rate of return on the plans' assets was 10 percent in 1997, 1996 and 1995.

   For the United Kingdom plan, the assumed discount rate used was 7.5 percent, the assumed rate of increase in future compensation levels was
5.5 percent and the expected long-term rate of return on the plans' assets was 8.5 percent at December 31, 1997.

   The information presented above includes an unfunded, nonqualified supplemental executive retirement plan covering certain employees whose participation in the qualified plan is limited by provisions of the Internal Revenue Code.

   The Company sponsors several defined contribution plans for its domestic employees. Substantially all domestic employees are eligible to participate upon attaining minimum continuous service requirements. Participation is voluntary and participants' contributions are based on their compensation. The Company matches certain plan participants' contributions up to various limits. Company contributions are based on the lesser of (a) participants' contributions up to a specified percent of each participant's compensation, less any forfeitures, or (b) an amount equal to 15 percent of the Company's pre-tax earnings in excess of ten percent of stockholders' equity at the beginning of the year. Expense for these plans was $9,334, $8,331, and $8,489 for 1997, 1996 and 1995, respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company currently provides certain health care and life insurance benefits for its active and retired domestic employees. If the Company does not terminate such benefits, or modify coverage or eligibility requirements, substantially all of the Company's domestic employees may become eligible for these benefits upon retirement if they meet certain age and service requirements. The Company has reserved the right to modify or terminate such benefits at any time, subject to applicable terms and conditions contained in union agreements for non-salary participants. In recent years benefit changes have been implemented throughout the Company.

   The Company continues to fund these benefit costs as claims are incurred.  Postretirement benefits expense for 1997, 1996 and 1995 included the following components:
                           1997        1996         1995
                           ----        ----         ----
    Service cost         $ 3,465     $ 3,254      $ 2,607
    Interest cost         11,468      10,674        9,810
    Amortization               -           -         (333)
                          ------      ------       ------
                         $14,933     $13,928      $12,084
                          ======      ======       ======

   The status of the Company's plans at December 31, 1997 and 1996 was as follows:
                                               1997          1996
                                               ----          ----
Accumulated postretirement
  benefits obligation (APBO):
    Retirees                                $  80,812     $  78,378
    Fully eligible active
     plan participants                         25,074        26,413
    Other active plan participants             47,251        39,143
                                              -------       -------
                                              153,137       143,934
Deferred gain                                     429         2,836
                                              -------       -------
Postretirement benefits liability            $153,566      $146,770
                                              =======       =======

   These amounts are included in the accompanying balance sheet captions:
                                                1997          1996
                                                ----          ----
  Accrued liabilities                        $  9,000      $  7,700
  Postretirement benefits
   other than pensions                        144,566       139,070
                                              -------       -------
                                             $153,566      $146,770
                                              =======       =======

   The discount rate used in determining the APBO was 8 percent in 1997 and 1996. At December 31, 1997, the assumed average annual rate of increase in the cost of health care benefits (health care cost trend rate) was 8.5 percent for 1998 declining by 1/2 percent per year through 2004 when the ultimate rate of 5.5 percent is attained. This trend rate assumption has a significant effect on the amounts reported above. A 1 (continued) percent increase in the health care cost trend rate would increase the APBO by $3,658 and the net periodic expense by $405 for the year.

   The Company has a Voluntary Employees' Beneficiary Trust and Welfare Benefits Plan (VEBA) to fund health benefits for eligible active and retired domestic employees. The pre-funded amount was $13,400 in 1997 and $11,400 in 1996.


INCOME TAXES

The provision for income taxes consists of the following:
                                   1997      1996      1995
                                   ----      ----      ----
   Current:
     Federal and foreign         $52,570   $44,250   $51,141
     State and local               6,310     5,862     6,753
                                  ------    ------    ------
                                  58,880    50,112    57,894
   Deferred:
     Federal and foreign          11,738    12,096     8,062
     State and local               1,763     2,000     1,294
                                  ------    ------    ------
                                  13,501    14,096     9,356
                                  ------    ------    ------
                                 $72,381   $64,208   $67,250
                                  ======    ======    ======

   The effective income tax rate differs from the statutory Federal tax rate as follows:
                                    1997    1996    1995
                                    ----    ----    ----
Statutory Federal tax rate          35.0%   35.0%   35.0%

State and local income taxes, net
  of Federal income tax benefit      2.7     3.0     2.9

Other                               (0.5)   (0.7)   (0.6)
                                    ----    ----    ----
Effective income tax rate           37.2%   37.3%   37.3%
                                    ====    ====    ====

   Payments for income taxes in 1997, 1996 and 1995 were $55,610, $57,884 and $53,110, respectively.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets at December 31, 1997 and 1996 are as follows:

                                              1997         1996
                                              ----         ----
Deferred tax liabilities:
   Property, plant and equipment           $107,424     $ 87,327
   Other                                     35,434       28,647
                                            -------      -------
      Total deferred tax liabilities        142,858      115,974
(continued)

INCOME TAXES (continued)

Deferred tax assets:
   Postretirement benefits
    other than pensions                      53,957       50,661
   Other                                     26,833       24,175
                                            -------      -------
      Total deferred tax assets              80,790       74,836
                                            -------      -------
      Net deferred tax liabilities         $ 62,068     $ 41,138
                                            =======      =======

These amounts are included in the accompanying balance sheet captions:
                                                 1997      1996
                                                 ----      ----
Prepaid expenses and deferred income taxes     $11,540   $11,630

Deferred income taxes                           73,608    52,768
                                                ------    ------
   Net deferred tax liabilities                $62,068   $41,138
                                                ======    ======

LEASE COMMITMENTS

The Company rents certain manufacturing facilities and equipment under long-term leases expiring at various dates. Rental expense for operating leases was $11,079 for 1997, $7,242 for 1996 and $6,696 for 1995.

   Future minimum payments for all noncancelable operating leases during the next five years are as follows: 1998 - $5,069; 1999 - $3,722; 2000
- $2,485; 2001 - $1,867; 2002 - $1,350.

REPORT OF INDEPENDENT AUDITORS
The Board of Directors
Cooper Tire & Rubber Company

We have audited the accompanying consolidated balance sheets of Cooper Tire & Rubber Company as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper Tire & Rubber Company at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                              /s/Ernst & Young LLP
                                             ---------------------
                                             ERNST & YOUNG LLP


Toledo, Ohio
February 10, 1998

                        QUARTERLY FINANCIAL DATA
                                (UNAUDITED)

         (All dollar amounts in thousands except per share figures)
                                                            Stock Price
           Net     Gross     Net    Earnings   Dividend     -----------
          Sales    Margin   Income  Per Share  Per Share   High      Low
          -----    ------   ------  ---------  ---------   ----      ---
1997
----
Fourth  $488,908  $86,474  $34,631   $.44       $.095   $28 7/16  $20 13/16
Third    480,572   80,095   31,124    .40        .085    27        21 13/16
Second   463,993   84,385   31,506    .40        .085    23 1/2    18
First    379,532   63,619   25,150    .31        .085    21 5/8    18 1/4

1996
----
Fourth  $416,277  $71,704  $32,700   $.40       $.085   $21 7/8   $18 3/4
Third    423,172   64,095   26,913    .32        .075    22 3/8    18
Second   398,858   60,292   25,162    .30        .075    26 5/8    21 7/8
First    381,038   56,705   23,109    .28        .075    27 1/4    22 3/4

   Earnings per share amounts are basic and diluted as computed under the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

                        COOPER TIRE & RUBBER COMPANY

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                Years ended December 31, 1997, 1996 and 1995
                                 Additions
               Balance at  ----------------------                Balance
               Beginning    Charged    Business    Deductions    at End
                of Year    To Income  Acquisition     (a)        of Year
               ---------   ---------  -----------  ----------    -------
Allowance for
  doubtful
  accounts:
    1997      $3,700,000  $  853,559  $1,835,000  $1,597,559  $4,791,000
               =========   =========   =========   =========   =========

    1996      $3,600,000  $1,050,960       -      $  950,960  $3,700,000
               =========   =========   =========   =========   =========

    1995      $3,600,000  $  375,705       -      $  375,705  $3,600,000
               =========   =========   =========   =========   =========

(a) Accounts charged off during the year, net of recoveries of accounts previously charged off.

                                                           Exhibit (12)


            COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                     (Dollar amounts in thousands)
                                    Years Ended December 31
                        --------------------------------------------
                        1997      1996      1995      1994      1993
                        ----      ----      ----      ----      ----
Consolidated income
 before income taxes  $194,792  $172,092  $180,070  $208,119  $164,250
Add:
  Interest and
   amortization of
   debt expense         15,655     1,654       697     2,680     2,351
  Interest portion of
   rental expense        3,693     2,414     2,232     2,078     1,787
                       -------   -------   -------   -------   -------
  Income as adjusted  $214,140  $176,160  $182,999  $212,877  $168,388
                       =======   =======   =======   =======   =======
Fixed charges:
  Interest and
   amortization of
   debt expense        $15,655  $  1,654  $    697  $  2,680  $  2,351
  Capitalized interest   1,628     4,315     2,694     1,170     2,297
  Interest portion of
   rental expense        3,693     2,414     2,232     2,078     1,787
                       -------   -------   -------   -------   -------
  Total fixed charges  $20,976  $  8,383  $  5,623  $  5,928  $  6,435
                       =======   =======   =======   =======   =======
Ratio of earnings to
  fixed charges           10.2      21.0      32.5      35.9      26.2
                          ====      ====      ====      ====      ====

                                                           Exhibit (13)
                 OPERATIONS REVIEW AND PRODUCT OVERVIEW

                         OPERATIONS REVIEW

Tire Products

INDUSTRY OVERVIEW
The Company shipped a record number of tires in 1997, continuing to outpace the overall industry in replacement tire shipments.
   In the U.S. replacement market, tire shipments increased 2.9 percent, rising almost 6.3 million units from the 1996 total of 214.4 million units. Cooper's increase in unit sales contributed a substantial share of the industry increase. The strong overall U. S. economy was a significant factor in allowing the tire industry to record a better than average increase for the year.
   By product category, industry replacement passenger tire shipments increased 2.4 percent; light truck replacement tire shipments posted an increase of 5.2 percent; and medium truck tire shipments recorded a strong increase of 6.5 percent. Inner tube shipments continued to decline resulting in a 3.1 percent decrease from 1996 totals.
   According to a trade publication, capacity in the industry increased by almost two percent from 1996 to 1997 and contributed to the intense competitive environment in the retail tire market.
   Consumer preference for larger wheel diameters continued in 1997 with 32 percent of the performance tire sales being 16-inches or greater, compared to just 23 percent during 1996. Performance tires overall continued their steady increase as a percent of total replacement tire market--showing an even greater increase in the original equipment market.
   The expertise and customer service provided by independent dealers continues to benefit today's tire consumer. According to a leading industry magazine, Modern Tire Dealer, independent tire dealers as a distribution channel, represented 71 percent of all passenger tires sold in 1997. With the Company distributing its Cooper, Mastercraft, Starfire and Roadmaster house brand tires primarily through independent tire dealers, this growing trend has a positive implication for the Company's domestic sales growth. The newly-acquired Avon brand also is sold primarily through the independent dealer channel both in the U.S. and abroad.

PRODUCTS
With the acquisition of Avon Tyres Limited, Cooper's assortment of products grew to include several new categories including motorcycle tires, racing tires and remould materials. During the year, several new product lines were introduced and additional sizes were made available for one of the most popular broadline offerings.
   The new Cooper CXMT 320 was added during 1997 to fit a niche for local delivery and trailer service applications. With low profile sizing and a premium 16/32-inch tread depth, this commercial-size, all-steel radial tire rounds out the overall offering from Cooper in the medium truck tire category.
   Promoted as the "ultimate sports/touring tire," the Avon Azaro radial front/rear motorcycle tire was introduced featuring Cooper-Avon's patented variable belt density (VBD). The tire provides outstanding mileage, consistent cornering and good handling even as the tire wears. Cooper-Avon Tyres Limited is the world's fifth largest motorcycle tire manufacturer.
   The popular Cooper Lifeliner Classic II passenger tire line was expanded to include eight new 75 series sizes including an extra load size for full-size vans and pickup trucks.
   In early 1998 Cooper introduced a new light truck radial, the Cooper SRM II Radial LT with special sizes available for the international market. This replacement for the popular rib light truck line should prove to be a good seller worldwide.
(continued)

FACILITIES
Cooper has an ongoing commitment to modernization at all its manufacturing facilities. In fact, during the past 10 years, more than $1 billion has been spent in capital improvement projects. Increasing production capacity, implementing the latest technology to upgrade product quality and lowering production costs are at the heart of Cooper's improvement projects.
   When Cooper acquired the Melksham, England, manufacturing operation in early 1997, a needs assessment of the facility began immediately in order to maximize the investment. During the year an aggressive plan was put into place for additional equipment as well as upgrades to existing equipment in order to increase output. Through the diligent efforts of the talented Melksham and Findlay teams, the initial phase of the modernization will be completed in early 1998 and should benefit Cooper's long-term European sales plans.
   In the United States, all four tire plants were involved in a program designed to improve tire uniformity. The "Operational Excellence" process improvement program uses a statistical-based approach to ensure predictability of each manufacturing process. This program helps tremendously in eliminating process variations and ultimately helps all products achieve a consistent uniformity that meets or exceeds customer expectations.
   All of Cooper's tire plants in the U.S. this year will be linked with a computerized maintenance system which helps keep equipment running at maximum efficiency. Cooper uses a systematic approach to facility improvement, generally selecting a lead plant to install any new process or equipment, then perfecting the process before it is transferred to the remaining plants. The new computerized maintenance system is an example of this successful approach.
   Late in 1997 two projects were announced which will significantly strengthen Cooper's testing, research and engineering efforts for decades to come. In December construction began on an expansion to the research and engineering facility located in Findlay. The 73,500-square-foot addition will provide an optimum environment for creativity and collaboration using fiber optic technology to enhance communication from initial design to final production of the tire.
   Also in 1997 plans were finalized for the Company to construct a tire testing facility in southern Texas. By the end of 1998, this 1,000-acre site near San Antonio will contain a one-mile road course, a 2 1/2 mile oval course and a vehicle dynamics wet testing area. Cooper's speed-to-market with new products will be greatly enhanced with this control of future tire testing projects.
   A new graphic arts facility in Findlay will be completed in 1998. This 12,000-square-foot structure will consolidate the production and distribution of the Company's printed materials. The new facility will save Cooper considerable time and expense in the production of printed forms, advertising materials and other promotional materials necessary to help market all Cooper products.

TECHNOLOGY
Over the years Cooper engineers and technicians have continually monitored advancements in computer technology to help keep products at the highest quality level and to maximize efficiency. New product development is critical in maintaining a competitive edge in the tire marketplace. Cooper's entire product development program is computer-driven in order to reduce time for the development process and provide the best quality in the designs.
   The Company's CAD process allows engineers to create tire designs and predict the performance of that specific design - on screen - before any further development takes place. Through a rapid prototyping system, Cooper can provide its private-brand customers with a three dimensional, plastic model of the tire for quick evaluation regarding appearance issues. Linked with the new mold design facility in Findlay, the CAD (continued) system can quickly produce mold drawings and, ultimately, a prototype tire in days when just several years ago, it took weeks and months to provide the first sample tire for a new product line.
   Cooper's entire technology process is fast-moving and cutting-edge and employees are proud of their efforts in providing new quality products to customers around the world.

MARKETING
National awareness increased dramatically for Cooper in 1997 with the addition of Arnold Palmer as the company spokesman and the significant increase in advertising media expenditures for the year. Between March and September, the Palmer-Cooper association was highlighted on cable stations nationally by rotating two memorable 30-second commercials on popular cable TV programs. Cooper's associate sponsorship of the network televised PGA event, the Bay Hill Invitational, also contributed to the increase in recognition for the Cooper brand.
   Cooper dealers were provided a wide assortment of Arnold Palmer materials to promote the association in their local markets including television and radio commercials, in-store display materials, billboard paper and even a counter card which promoted the use of the PSA (prostate specific antigen) test and its benefits in providing early warning for prostate cancer. In early 1997 Arnold Palmer underwent surgery for prostate cancer and attributes the PSA as an important element in helping him detect the disease early.
   In mid-year, Cooper announced the renaming of the Melksham operation to Cooper-Avon Tyres Limited. Reflecting Cooper-Avon's image as a premium performance tire manufacturer, a distinctive red and blue logo was introduced. Subsidiaries in France, Germany and Switzerland became known as Cooper-Avon Pneumatiques SARL, Cooper-Avon Reifen (Deutschland) Gmbh and Cooper-Avon Suisse SA, respectively. Avon Technical Services is now Cooper-Avon International Development Limited.
   Cooper was honored by private-brand customer Sears and received high marks from its independent dealers during the year. In March 1997 Cooper was presented with the Sears Partners in Progress Award from a pool of more than 10,000 vendors vying for the recognition. Cooper also received the Source Award as the top supplier in the automotive division and the Chairman's Award for innovation.
   Later in the year, Cooper and Mastercraft brands were ranked at the top of a national survey of tire dealers conducted by the industry magazine Tire Review. Of the 47 brands mentioned by dealers, Mastercraft ranked first and Cooper second. Of the "major" brands, dealers ranked Cooper at the top.
   Cooper continues to be a respected manufacturer in the tire industry with the unmatched ability to provide excellence in customer service, top quality products and competitive pricing.





GLOSSARY OF TERMS


REMOULD MATERIALS - Rubber materials produced for the retreading or remoulding of tires. Cooper-Avon is the largest supplier of these rubber materials in the United Kingdom.

VARIABLE BELT DENSITY (VBD) - The process in building motorcycle tires by which a continuous belt of aramid fibers is wound onto the tire with the plies applied closer together in the center of the tire and further apart at the shoulder. Exclusive to Cooper-Avon's motorcycle tire production, this process enhances the wear and stability of the tire.

(continued)

LOW PROFILE SIZING - In simplest terms, a tire having short sidewalls and wide tread. On a low profile truck tire, the sidewall height is 80 percent or less of the tire width.

CAD - Computer-aided design software used by Cooper's mold and product design groups to design tire molds in three-dimensional models.



                          ENGINEERED PRODUCTS

INDUSTRY OVERVIEW
During 1997 North American light vehicle production increased 3.4 percent over the previous year. Passenger car sales continued to decline while light truck sales increased moderately. As in past years, the Company continues to experience high demand for its engineered products.
   Automotive industry analysts are predicting a slight downturn for 1998 in total North American vehicle production while Cooper anticipates continued growth for products produced by the Company. Sales of Cooper original equipment engineered rubber products per vehicle produced have steadily increased in the past decades as OEM manufacturers continue to recognize and take advantage of Cooper's expertise in the engineered products field.

PRODUCTS AND TECHNOLOGY
The Company continues to strengthen its position as a partner with the automakers in vehicle design and system problem solving. Original equipment manufacturers are increasingly more dependent on Cooper to be integrally involved in the up-front design work on components for vehicles of the future. The ongoing investments in improvements for equipment and technology make the Company well-prepared for this challenge.
   Benchmarking studies increased during 1997 in automotive product lines. Cooper assessed a variety of world-class vehicles in customer-designated categories to determine key performance characteristics such as ride evaluation, pressure mapping, noise measurement and physical properties evaluation. These efforts have allowed Cooper to provide valuable performance data to customers which will result in better products for consumers.
   Research and development continues in active noise and vibration control products with outstanding prototype performance models demonstrated to potential customers this past year. Production tooling using injection molding also began for a new spring design for a Tier-One supplier to heavy truck manufacturers.
   The initial version of Computer Controlled Adjustable Mounts (CCAM) was completed in 1997. This advanced technology allows the ride characteristics of mounts to be changed--through computer adjustment-- without removing the mount from the vehicle, resulting in a much quicker development cycle. In an effort to significantly reduce cost and weight for vehicles, engineering is nearing completion for extruded aluminum roll restrictors to replace cast-iron designs.
   Development was completed on a unique hydraulic cradle mount design which allows varying damping effects in fore and aft directions versus lateral directions as well as a heavy-duty hydrobushing for large sports utility vehicles. The Company also completed development and began production tooling for multiple vibration control parts for the GMT800 pickup truck program.
   At the design center near Detroit, a new modeling system was installed to produce solid models directly from CAD data. This innovative system allows Cooper engineers to evaluate design concepts before creating a production tool sample, a savings in both time and money.


(continued)

FACILITIES
Cooper is committed to continuous improvement and growth to meet the worldwide demand for its products. Completion is expected in 1998 of a 76,000-square-foot engineering technical center in Auburn. This new facility will help provide an even higher level of engineering excellence for customers and the entire engineered products operation.
   The Bowling Green sealing plant was expanded during 1997 to include an additional 30,000 square feet of warehouse and manufacturing space. This expansion allows for increased production for new business contracts in the sealing product lines.
   At the El Dorado vibration control manufacturing facility, a new, precision, high-output banbury rubber mixer was installed this past year along with additional equipment to meet increased business activities.
   The Mount Sterling and Piedras Negras facilities received QS-9000 certifications in 1997. All six of Cooper's engineered products manufacturing locations now have achieved this status and continue to regularly pass all QS-9000 audits.

MARKETING
Today's automotive manufacturers require suppliers to quickly provide parts everywhere vehicles are being manufactured. Cooper's first involvement in this world-car manufacturing concept was the Ford CDN 27 (Contour, Mystique and Mondeo) which was designed in Europe, tested in Michigan and Germany and built in Missouri, Mexico, England and Belgium. In order to be competitive in this "follow-me" sourcing environment, Cooper employees must work side-by-side with customer engineers and other suppliers from around the world to develop parts to fit the manufacturer's requirements. Cooper is actively seeking opportunities for technical agreements and joint-ventures with other companies to strengthen its position in this global process.
   Cooper engineered products appeared on every one of the top ten best selling vehicles in the United States again in 1997. The Company currently manufactures more than 1,800 types of parts which are sold directly to the automotive manufacturers or other Tier-One suppliers.
As technology moves toward modularity--more assemblies of products rather than single product lines--Cooper is in a position to modify production to take advantage of this trend.
   The Company's Auburn plant was recognized with several quality awards in 1997 including the Gold Pentastar from Chrysler and the Certified Supplier Award from Eaton Yale Suspension Division. Mount Sterling received the Q1 award from Ford Motor Company as well as the Gold Pentastar from Chrysler. Piedras Negras also received the Gold Pentastar from Chrysler.
   The Company is determined to stay competitive in today's automotive market with a commitment to investments in technology, facilities and people for greater business opportunities in the future. By producing high-quality products through innovative technology, it is the goal of Cooper to continue to grow as a world-class manufacturer of engineered products.


GLOSSARY OF TERMS

BENCHMARKING - Used to evaluate products or processes from various sources in order to determine what the state of the art is, or to compare a product to others available in the marketplace.

DAMPING - A material's ability to absorb energy to reduce vibration.

TIER-ONE - Manufacturers who supply parts or components directly to vehicle manufacturers. Companies at the Tier-Two level provide parts or materials to Tier-One suppliers.

QS-9000 - Rating program for automotive suppliers that certifies all quality procedures are fully documented and strictly followed.
(continued)

1997 TOP TEN SELLING VEHICLES

Cooper has supplied parts for every vehicle on the 1997 top ten selling vehicles list as either a Tier-One or Tier-Two supplier.

1.  FORD F-SERIES PICKUP              6.  FORD TAURUS
2.  CHEVROLET C/K PICKUP              7.  DODGE RAM PICKUP
3.  TOYOTA CAMRY                      8.  HONDA CIVIC
4.  HONDA ACCORD                      9.  CHEVROLET CAVALIER
5.  FORD EXPLORER                    10.  FORD RANGER

   Through a new program called Cooper Development Strategy (CDS), Cooper's engineered products operation has enhanced its management of the product development process. CDS helps Cooper engineers track the design, development, validation and manufacturing of Cooper's products while working to exceed customer expectations. Through CDS, everyone on the Cooper team is able to understand how his or her actions affect the overall product development cycle and what can be done to improve upon it.

   In early 1997 the engineered products sales, engineering and design force was consolidated into one major facility in Farmington Hills, Michigan, a suburb of Detroit. The 35,000-square-foot facility houses the body seal, hose and vibration control products sales groups as well as an expanded engineering and design center for body sealing and hose. The facility enables the Company to provide more services to all of its engineered products customers.


PRODUCT OVERVIEW

TIRE PRODUCTS

Cooper sells replacement tires and tubes to consumers through a network of independent dealers, large wholesale distributors, mass merchandisers and large retail chains.

Radial passenger lines incorporate modern designs, competitive UTQG ratings and performance characteristics which meet the demands of today's driver.

Light trucks and SUVs accounted for five of the top ten best selling vehicles in 1997. Cooper's line-up meets the demand for style, durability and performance in this growing market.

In the medium truck tire line, Cooper offers state-of-the-art radials along with conventional bias ply designs to meet the needs of tractor-trailer rigs, buses, and other commercial vehicles.

Cooper supplies inner tubes in both radial and bias constructions for passenger, light truck, medium truck and special applications.

Avon brand motorcycle tires are produced for sport and touring bikes and are highly respected worldwide by riders for their quality and performance.


ENGINEERED PRODUCTS

The Company supplies engineered rubber products to virtually every automobile manufacturer in the United States and Canada, either directly or through other Tier-One suppliers.

Vibration control systems help minimize vehicle vibrations. Cooper produces mounts, bushings, isolators and torsional springs to help reduce vehicle noise and increase passenger comfort.

Automotive sealing products help seal the vehicle from outside elements. Cooper manufactures rubber seals around vehicle doors, trunk and hood and window channels.

Hoses and assemblies are required to transport fluids, fuels and gases. Cooper's products include hoses in a variety of shapes, sizes, diameters, lengths, rubber compounds and constructions.

                                                          Exhibit (23)


                    CONSENT OF INDEPENDENT AUDITORS


   We consent to the incorporation by reference in the Registration Statements of Cooper Tire & Rubber Company listed below, and in the Prospectus related to the Form S-3, of our report dated February 10, 1998 with respect to the consolidated financial statements and schedule of Cooper Tire & Rubber Company included in this Annual Report (Form 10-
K) for the year ended December 31, 1997:

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

Toledo, Ohio
March 20, 1998

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

   Executed at Findlay, Ohio this 10th day of February, 1998.


/s/ Arthur H. Aronson                   /s/ Edsel D. Dunford
---------------------------             ---------------------------
Arthur H. Aronson, Director             Edsel D. Dunford, Director


/s/ John Fahl                           /s/ Deborah M. Fretz
---------------------------             ---------------------------
John Fahl, Director                     Deborah M. Fretz, Director


/s/ Dennis J. Gormley                   /s/ Stan C. Kaiman
---------------------------             ---------------------------
Dennis J. Gormley, Director             Stan C. Kaiman, Secretary


/s/ John F. Meier, Director             /s/ J. Alec Reinhardt
---------------------------             -----------------------------
John F. Meier, Director                 J. Alec Reinhardt, Executive
                                        Vice President, Principal
                                        Financial Officer, and Director


/s/ Patrick W. Rooney                   /s/ John H. Shuey
----------------------------            ------------------------------
Patrick W. Rooney, Chairman of          John H. Shuey, Director
the Board, President,
Principal Executive Officer,
and Director


/s/ Eileen B. White
-----------------------------
Eileen B. White, Principal
Accounting Officer and
Corporate Controller










(continued)

STATE OF OHIO    )
                 )ss.
COUNTY OF HANCOCK)


On this 10th day of February, 1998, before me, a Notary Public in and for the State and County aforesaid, personally appeared Arthur H. Aronson, Edsel D. Dunford, John Fahl, Deborah M. Fretz, Dennis J. Gormley, Stan C. Kaiman, John F. Meier, J. Alec Reinhardt, Patrick W. Rooney, John H. Shuey, and Eileen B. White, known to me to be the persons whose names are subscribed in the within instrument and who acknowledged to me that they executed the same.

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


                                 /s/ Phyllis C. Hall
                                 --------------------------------------
                                 Phyllis C. Hall, Notary Public
                                 State of Ohio
                                 My commission expires October 6, 2000

(SEAL)

                                                           Exhibit (24)

                           POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that the undersigned does hereby, for and on behalf of Cooper Tire & Rubber Company in accordance with the certain resolution of the Board of Directors adopted February 10, 1998, constitute and appoint Patrick W. Rooney, or J. Alec Reinhardt, or John Fahl, or Stan C. Kaiman, as its attorney with full power of substitution and resubstitution for and in its name, place and stead, to sign and file with the Securities and Exchange Commission an Annual Report on Form 10-K pursuant to the Securities Act of 1934, as amended, together with any and all amendments and exhibits thereto, and all applications, instruments or documents to be filed with the Securities and Exchange Commission pertaining to the filing of such report, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary to be done in the premises, hereby ratifying and approving the acts of said attorney or any such substitute.

     Executed at Findlay, Ohio this 10th day of February, 1998.

ATTEST:                                 COOPER TIRE & RUBBER COMPANY


/s/ Stan C. Kaiman                      /s/ Patrick W. Rooney
-------------------------               -----------------------------
Stan C. Kaiman                          Patrick W. Rooney
Secretary                               Chairman of the Board,
                                        President, and Chief
                                        Executive Officer


STATE OF OHIO    )
                 )ss.
COUNTY OF HANCOCK)

     On this 10th day of February, 1998, before me, a Notary Public in and for the State and County aforesaid, personally appeared Patrick W. Rooney and Stan C. Kaiman, known to me to be the persons whose names are subscribed in the foregoing instrument and acknowledged to me that they executed the same.

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


                                 /s/ Phyllis C. Hall
                                 ----------------------------------
                                 Phyllis C. Hall, Notary Public
                                 State of Ohio
                                 My commission expires October 6, 2000

(SEAL)

                                                            Exhibit (99)
                        COOPER TIRE & RUBBER COMPANY
                        UNDERTAKINGS OF THE COMPANY
                   FOR FISCAL YEAR ENDED DECEMBER 31, 1997

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

    f.  Employee plans on Form S-8.
        1. The undersigned registrant hereby undertakes to deliver or cause to be delivered with the prospectus, to each employee to whom the prospectus is sent or given, a copy of the registrant's annual report to stockholders for its last fiscal year, unless such employee otherwise has received a copy of such report, in which case the registrant shall state in the prospectus that it will promptly furnish, without charge, a copy of such report on written request of the employee. If the last fiscal year of the registrant has ended within 120 days prior to the use of the prospectus, the annual report of the registrant for the preceding fiscal year may be so delivered, but within such 120 day period the
(continued)                        53
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
        ---------   ------------------------
        Each person who was or is made a party or is threatened to be made a party to or is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative (a "proceeding"), by reason of the fact that he, or a person of whom he is the legal representative, is or was a director or officer of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation or a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans maintained or sponsored by the Corporation, whether the basis of such proceeding is alleged action in an official capacity as a director, officer, employee or agent or in any other capacity while serving as a director, officer, employee or agent, shall be indemnified and held harmless by the Corporation to the fullest extent authorized by the Delaware General Corporation Law, as the same exists or may
(continued)                        54
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