Form 10-Q
period 1998-03-31
COOPER TIRE & RUBBER CO
filed 1998-05-04
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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


                        Yes (X)              No (   )





              Number of shares of common stock of registrant outstanding at April 30, 1998:  78,769,408

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                       COOPER TIRE & RUBBER COMPANY
                   CONDENSED CONSOLIDATED BALANCE SHEETS
         (Dollar amounts in thousands; per-share amounts in dollars)
                                                    March 31,
                                                      1998      December 31,
                                                   (Unaudited)     1997
                                                  ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                       $   32,875    $   52,910
  Accounts receivable, less allowances
    of $5,180 ($4,791 in 1997)                       307,780       292,416
  Inventories at lower of cost (last-in,
    first-out) or market:
      Finished goods                                 154,206       130,339
      Work in process                                 23,136        22,650
      Raw materials and supplies                      28,760        38,695
                                                   ---------     ---------
                                                     206,102       191,684
  Prepaid expenses and deferred income taxes          17,923        17,602
                                                   ---------     ---------
        Total current assets                         564,680       554,612
Property, plant and equipment - net                  863,937       860,448
Intangibles and other assets                          81,440        80,896
                                                   ---------     ---------
                                                  $1,510,057    $1,495,956
LIABILITIES AND STOCKHOLDERS' EQUITY               =========     =========
Current liabilities:
  Notes payable                                   $   11,538    $   10,820
  Accounts payable                                    89,308       100,135
  Accrued liabilities                                 77,025        82,446
  Income taxes                                        12,016         6,477
  Current portion of debt                                279           453
                                                   ---------     ---------
        Total current liabilities                    190,166       200,331
Long-term debt                                       205,423       205,525
Postretirement benefits other than pensions          146,709       144,566
Other long-term liabilities                           38,452        38,351
Deferred income taxes                                 76,446        73,608
Stockholders' equity:
  Preferred stock, $1 par value; 5,000,000 shares
    authorized; none issued                                -             -
  Common stock, $1 par value; 300,000,000 shares
    authorized; 83,762,608 shares issued
    (83,760,308 in 1997)                              83,763        83,760
  Capital in excess of par value                       3,125         3,101
  Retained earnings                                  868,313       849,270
  Cumulative currency translation adjustment           2,664         2,448
  Minimum pension liability                           (4,753)       (4,753)
                                                   ---------     ---------
                                                     953,112       933,826
  Less:  5,000,000 common shares in
          treasury at cost                          (100,251)     (100,251)
                                                   ---------     ---------
         Total stockholders' equity                  852,861       833,575
                                                   ---------     ---------
                                                  $1,510,057    $1,495,956
                                                   =========     =========
See accompanying notes.

                      COOPER TIRE & RUBBER COMPANY
                   CONSOLIDATED STATEMENTS OF INCOME
               THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (UNAUDITED)
       (Dollar amounts in thousands; per-share amounts in dollars)

                                                 1998              1997
                                               --------          --------
Revenues:
  Net sales                                    $437,558          $379,532
  Other income                                      578               254
                                                -------           -------
                                                438,136           379,786
Costs and expenses:
  Cost of products sold                         363,470           315,913
  Selling, general and administrative            28,512            21,812
  Interest                                        3,849             1,691
                                                -------           -------
                                                395,831           339,416
                                                -------           -------
Income before income taxes                       42,305            40,370

Provision for income taxes                       15,780            15,220
                                                -------           -------
Net income                                       26,525            25,150

Other comprehensive income:
  Currency translation adjustment                   216                 -
                                                 ------            ------
Comprehensive income                            $26,741           $25,150
                                                 ======            ======

Basic and diluted earnings per share               $.34              $.31
                                                    ===               ===

Weighted average number of
 shares outstanding (000's)                      78,762            80,301
                                                 ======            ======

Dividends per share                               $.095             $.085
                                                   ====              ====

See accompanying notes.

                       COOPER TIRE & RUBBER COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                              (UNAUDITED)
                     (Dollar amounts in thousands)
                                                1998            1997
                                              --------        --------
Operating activities:
  Net income                                  $26,525         $ 25,150
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation                              24,259           21,298
     Deferred income taxes                      3,581            3,470
  Changes in operating assets
   and liabilities:
     Accounts receivable                      (14,558)           1,770
     Inventories and prepaid expenses         (14,466)         (19,019)
     Accounts payable and
      accrued liabilities                     (16,408)          (5,722)
     Postretirement benefits
      other than pensions                       1,919            2,321
     Other                                      3,141            3,889
                                               ------          -------
       Net cash provided by
        operating activities                   13,993           33,157
Investing activities:
  Property, plant and equipment               (27,382)         (26,220)
  Acquisition of business, net
   of cash acquired                                 -          (94,593)
  Other                                           160               75
                                               ------          -------
       Net cash used in investing
        activities                            (27,222)        (120,738)
Financing activities:
  Issuance of debt                                900          333,000
  Payment on debt                                (346)        (170,136)
  Purchase of treasury shares                       -          (54,117)
  Payment of dividends                         (7,482)          (6,765)
  Issuance of common shares                        27               74
                                               ------          -------
       Net cash provided by (used in)
        financing activities                   (6,901)         102,056

Effects of exchange rate changes on cash           95                -
                                               ------          -------

Changes in cash and cash equivalents          (20,035)          14,475

Cash and cash equivalents at
  beginning of year                            52,910           19,459
                                               ------          -------
Cash and cash equivalents at
  end of period                               $32,875         $ 33,934
                                               ======          =======
Cash payments for interest                    $ 8,185         $  1,158
                                               ======          =======
Cash payments for income taxes                $ 7,402         $  2,858
                                               ======          =======

See accompanying notes.

                     COOPER TIRE & RUBBER COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements at March 31, 1998 and for the three-month periods ended March 31, 1998 and 1997 are unaudited and include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and, therefore, do not contain all information and footnotes normally contained in annual financial statements; accordingly, they should be read in conjunction with the Financial Statements and notes thereto appearing in the Annual Report on Form 10-K of the Company for the year ended December 31, 1997.

2. The results of operations for the three-month period ended March 31,1998 are not necessarily indicative of those to be expected for the year ending December 31, 1998.

3. During the first quarter of 1998 the Company adopted Statement of Financial Standards (SFAS) No. 130, "Reporting Comprehensive Income." The Standard requires disclosure of total comprehensive income in the financial statements. The Company's components of comprehensive income have historically been for the impact of pension accounting and foreign currency.

4. In June, 1997 the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changed the method for determining and reporting business segment information. The FASB's approach to determine business segments will cause the Company to report certain financial information at segment levels. This Standard is required to be adopted for year-end reporting in 1998, with interim reporting commencing in 1999.

    The FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," in February, 1998. This Standard is effective in 1998 and requires disclosure of additional information currently available to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Net sales for the first quarter of 1998 increased 15.3% when compared to the first quarter of 1997. The Company's acquisition of Avon Tyres Limited of Melksham, England, now known as Cooper-Avon Tyres Limited (Cooper-Avon), was completed late in the first quarter of 1997 and contributed to the increase. In addition, gains were achieved in both engineered products and domestic tire shipments. Other income was higher as compared to the 1997 period due to higher amounts of interest income.

Cost of products sold, as a percent of net sales, decreased slightly in the first quarter of 1998 as compared with the first quarter of 1997. Decreases in raw material costs and improvements in product mix continued to be partially offset by price concessions. Cooper-Avon operations did not contribute to the margin improvement due to recognition of a charge for staff reductions and price deterioration which resulted from a softening of replacement tire sales in Europe and the strength of the British pound relative to other European currencies.

Selling, general and administrative expenses, as a percent of net sales, were higher at 6.5% compared to 5.8% in 1997 due primarily to the inclusion of Cooper-Avon. Interest expense was higher than for the first quarter of 1997 reflecting higher borrowing levels.

Income before income taxes for the quarter increased 4.8% from the quarter one year ago. The 1998 quarter benefited from reductions in raw material costs and richer product mix which were partially offset by a continuation of intense price competition in the replacement tire market.

Working capital of $375 million is up $20 million since year-end and up $75 million from March 31, 1997. The current ratio of 3.0 is up from both 2.2 at March 31, 1997 and 2.8 at December 31, 1997. Long-term debt, as a percent of total capitalization, is 19.4% compared to 22.9% one year ago. The financial position of the Company at March 31, 1998 continues to be excellent.

The cash flows generated by operating activities of $14 million during the first three months of 1998 are lower than the $33 million for the three-month period one year ago due to increases in working capital. Investments in property, plant and equipment of $27 million are comparable to last year's quarter. In 1997, investing activities reflect the acquisition of Cooper-Avon and financing activities reflect the issuance of $200 million of long-term public debt and the repurchase of the Company's common stock. The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements over the near term.

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



      May 4, 1998
      -----------
        (Date)