Form 10-K/A
period 1997-12-31
COOPER TIRE & RUBBER CO
filed 1998-06-19
CIK 24491

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

                  DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

              Proxy statement dated March 24, 1998 - Part III

              EXHIBIT INDEX appears on the following two pages

          INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
(As amended June 19, 1998 to file financial statements and supplemental schedules for the employee benefit plans identified below as exhibits (99))

                                                                Page(s)
FINANCIAL STATEMENTS:                                          Reference
                                                               ---------
   Consolidated Statements of Income for the years
    ended December 31, 1997, 1996 and 1995
   Consolidated Balance Sheets at December 31, 1997 and 1996
   Consolidated Statements of Stockholders' Equity for the
    years ended December 31, 1997, 1996 and 1995
   Consolidated Statements of Cash Flows for the years
    ended December 31, 1997, 1996 and 1995
   Notes to Consolidated Financial Statements
   Report of Independent Auditors

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

(12)  Computation of Ratio of Earnings to Fixed Charges


(continued)

(13) Annual report to security holders, Form 10-Q or quarterly report to security holders

(23)  Consent of Independent Auditors

(24)  Powers of Attorney

(27)  Financial Data Schedule

(99)  Undertakings of the Company

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Thrift and Profit Sharing Plan for the
      fiscal year ended December 31, 1997                           1-16

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Pre-Tax Savings Plan (Texarkana) for the
      fiscal year ended December 31, 1997                          17-30

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Pre-Tax Savings Plan (Auburn) for the
      fiscal year ended December 31, 1997                          31-44

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Pre-Tax Savings Plan (Findlay) for the
      fiscal year ended December 31, 1997                          45-58

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Pre-Tax Savings Plan (El Dorado) for the
      fiscal year ended December 31, 1997                          59-72

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Pre-Tax Savings Plan (Bowling Green - Hose)
      for the fiscal year ended December 31, 1997                  73-86

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Pre-Tax Savings Plan (Bowling Green - Sealing)
      for the fiscal year ended December 31, 1997                 87-100


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

BYRON O. POND, Director

JOHN H. SHUEY, Director







                                        By /s/ Stan C. Kaiman
                                        --------------------------------
                                        STAN C. KAIMAN, Attorney-in-fact


Date:  June 19, 1998
       --------------

                                                            EXHIBIT (23)

                 CONSENT OF INDEPENDENT AUDITORS

   We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 2-58577, 33-35071, 33-47979, 33-47981, 33-
47982, 33-52499, and 33-52505) of Cooper Tire & Rubber Company pertaining to the Company's Thrift and Profit Sharing Plan, the Pre-Tax Savings Plan (Texarkana), the Pre-Tax Savings Plan (Auburn), the Pre-Tax Savings Plan (Findlay), the Pre-Tax Savings Plan (El Dorado), the Pre-Tax Savings Plan (Bowling Green - Hose) and the Pre-Tax Savings Plan (Bowling Green - Sealing), respectively, of our reports dated May 5, 1998 with respect to the financial statements and schedules of the Cooper Tire & Rubber Company Thrift and Profit Sharing Plan, the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Texarkana), the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Auburn), the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Findlay), the Cooper Tire & Rubber Company Pre-Tax Savings Plan (El Dorado), the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green - Hose), and the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green - Sealing) included in Amendment No. 1 to the Annual Report (Form 10-K) of Cooper Tire & Rubber Company for the year ended December 31, 1997.






                                                   /s/ Ernst & Young LLP
                                                   ---------------------
                                                   ERNST & YOUNG LLP

Toledo, Ohio
June 19, 1998

                                                            EXHIBIT (99)
                     Cooper Tire & Rubber Company
                    Thrift and Profit Sharing Plan

                   Financial Statements and Schedules


                  Years ended December 31, 1997 and 1996





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

                     Report of Independent Auditors

Thrift and Profit Sharing Plan Committee
Cooper Tire & Rubber Company
 Thrift and Profit Sharing Plan

We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Thrift and Profit Sharing Plan as of December 31, 1997 and 1996, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Thrift and Profit Sharing Plan at December 31, 1997 and 1996, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1997 and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in our audit of the 1997 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1997 basic financial statements taken as a whole.



May 5, 1998














                    Cooper Tire & Rubber Company
                   Thrift and Profit Sharing Plan

           Statements of Assets Available for Plan Benefits
                                                   December 31
                                                1997          1996
                                            ------------  ------------
Assets
Investments (Notes 4 and 5):
  Value of interest in Pooled Fund          $271,917,956  $231,005,924
  Confederation Fund (Note 2)                          -     8,096,483
  Cooper Tire & Rubber Company common stock    5,745,968     4,444,382
  Washington Mutual Investors Fund               331,025        18,464
  Investment Company of America                   20,679        15,987
                                             -----------   -----------
                                             278,015,628   243,581,240

  Short-term investment                          162,402       223,263
                                             -----------   -----------
                                             278,178,030   243,804,503

Cash                                           5,108,412     2,990,614
Employer contribution receivable               3,654,337     3,140,072
                                             -----------   -----------
Assets available for plan benefits          $286,940,779  $249,935,189
                                             ===========   ===========

See accompanying notes.

































                       Cooper Tire & Rubber Company
                      Thrift and Profit Sharing Plan

       Statements of Changes in Assets Available for Plan Benefits

                                              Year ended December 31
                                                1997          1996
                                             ----------    ----------
Additions:
  Cash contributions:
   Participants                             $ 11,784,022   $ 10,850,899
   Employer (gross amount before
    reduction for forfeitures)                 8,568,810      7,820,247
   Less forfeitures arising from withdrawals    (206,362)      (180,000)
                                             -----------    -----------
   Net employer contributions                  8,362,448      7,640,247
                                             -----------    -----------
                                              20,146,470     18,491,146
  Investment income (loss):
   Net gain (loss) from Pooled Fund (Note 4)  49,701,339    (25,873,081)
   Net appreciation in fair value of
    Cooper Tire & Rubber Company
    common stock (Note 5)                        357,002        383,377
   Dividends                                      29,094         68,368
   Interest                                      904,965          7,258
                                             -----------    -----------
                                              50,992,400    (25,414,078)
                                             -----------    -----------
Total additions                               71,138,870     (6,922,932)

Participants' withdrawals                    (34,133,280)   (36,817,103)
                                             -----------    -----------
Increase (decrease) in assets available for
 plan benefits during the year                37,005,590    (43,740,035)

Assets available for plan benefits
 at beginning of year                        249,935,189    293,675,224
                                             -----------    -----------
Assets available for plan
 benefits at end of year                    $286,940,779   $249,935,189
                                             ===========    ===========

See accompanying notes.


















                     Cooper Tire & Rubber Company
                    Thrift and Profit Sharing Plan

                    Notes to Financial Statements

                     December 31, 1997 and 1996

1. Summary of Plan

The Cooper Tire & Rubber Company Thrift and Profit Sharing Plan (Plan), is a defined contribution plan administered by a Plan Committee appointed by the plan sponsor, Cooper Tire & Rubber Company (the Company). Participation in the Plan is voluntary and any salaried employee of the Company is eligible to participate in the Plan if he or she has completed one year of continuous credited service. At December 31, 1997, 4,637 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:

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

  3) Cash with interest - contributions are placed in investment contracts with a diversified group of insurance companies, banks, and other financial institutions. This option may also include alternative investment contracts which are backed by high quality fixed income assets. All contracts have specific individual terms including interest rate and maturity date. Interest rates on contracts generally reset on a monthly or quarterly basis.

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

No material amounts of withdrawals by participants, initiated on or before December 31, 1997 or 1996, were pending.


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









Investments

The Plan's investments are held by National City Bank as trustee under an agreement which directs the trustee to invest participants' contributions based on their investment elections. PDQ contributions and income not yet invested in the options selected by the participant due to the "transaction period" as defined by the Plan, are invested in cash with interest investments.

Investments in common stock of Cooper Tire & Rubber Company (Company) are stated at quoted market values as determined on the last business day of the Plan year. Short-term investments are stated at cost which approximates fair value.


The Plan of Rehabilitation for Confederation Life became final on November 13, 1996. On March 12, 1997, the Company was notified the Rehabilitator had determined a fair value of the Confederation Life contracts held by the Thrift Plan was equal to 109.26% of the August, 1994 contract value. This adjustment was made by the Trustee effective March 31, 1997. On or about June 2, 1997, the total value of the Confederation Life account was unfrozen and rolled into the Cash with Interest Fund.

Certain investments of the Plan are combined with similar assets of the other defined contribution plans sponsored by the Company. The combined investments (Pooled Fund) are held by National City Bank as trustee and are valued at their fair value as determined by the trustee, except for fully benefit responsive investment contracts which are valued at contract value. At December 31, 1997 and 1996, the contract value of these contracts approximates fair value.

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

3. Income Tax Status

The Internal Revenue Service ruled September 9, 1996 that the Plan qualifies under Section 401(a) of the IRC and, therefore, the related trust is not subject to tax under present income tax law. Once qualified, the Plan is required to operate in conformity with the IRC and the Employee Retirement Income Security Act of 1974 to maintain its qualification. The Plan Committee is not aware of any course of action or series of events that have occurred that might adversely affect the Plan's qualified status.


4. Value of interest in Pooled Fund

The assets of the Cooper Tire & Rubber Company Pooled Fund are as
follows:
                                             December 31, 1997
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Armada Government
 Portfolio Fund            $  1,214,344  $(1,863,178) $(1,153,143) $ 1,315,449
Cooper Tire & Rubber
 Company Common Stock       185,112,135
Mutual funds:
 The Investment Company
  of America Fund                                      18,542,498
 The Washington Mutual
  Investors Fund                                                    28,034,543
Cash with Interest Fund:
*Allstate Life Insurance
  Company - 6.23% contract;
  matures August 16, 2004                  8,589,106
 New York Life Insurance
  Company - 7.65% contract;
  matures September 20, 2000               7,513,568
*John Hancock Mutual Life
  Insurance Company - 6.42%
  contract; matures May 1,
  2007                                     7,197,589
 Provident Life and Accident
  Insurance Company - 5.75%
  contract; matures
  January 30, 1998                         6,593,931
*Continental Assurance Company
  6.06% contract; matures
  January 1, 1998                          3,862,569
*Allstate Life Insurance
  Company - 5.95% contract;
  matures February 18, 2002                3,303,020
*Allmerica Financial Life
  Insurance Company - 6.81%
  contract; matures
  November 15, 2004                        3,259,691
*Peoples Security Life -
  6.89% contract; matures
  June 25, 2004                            3,026,927
 (continued)

*Caisse Des Depots (CDC) BRIC -
  6.15% contract; matures
  September 25, 2000                       2,987,570
*Peoples Security Life -
  6.08% contract; matures
  April 15, 1999                           1,997,156
 United of Omaha Life
  Insurance - 6.41% contract;
  matures August 2, 2000                   1,995,770
*Peoples Security Life -
  6.60% contract; matures
  August 25, 2004                          1,979,747
*Peoples Security Life -
  6.78% contract; matures
  March 15, 2002                           1,952,166
*Peoples Security Life -
  5.29% contract; matures
  December 17, 2001                        1,721,801
*Caisse Des Depots (CDC) BRIC -
  5.80%contract; matures
  December 16, 2002                        1,550,256
*Peoples Security Life -
  6.17% contract; matures
  July 16, 2001                            1,487,592
*Caisse Des Depots (CDC) BRIC -
  5.86% contract; matures
  May 31, 2000                             1,445,881
*Peoples Security Life -
  6.94% contract; matures
  January 26, 2004                         1,299,224
 Commonwealth Life Insurance
  Company - 3.66% contract;
  matures April 15, 1999                   1,269,427
 New York Life Insurance
  Company - 7.65% contract;
  matures April 19, 1999                   1,085,983
*Peoples Security Life -
  5.40% contract; matures
  January 18, 2000                           859,422
*Peoples Security Life -
  5.80% contract; matures
  December 31, 1999                          654,404
*Peoples Security Life -
  5.24% contract; matures
  April 15, 1998                             589,726
                            -----------   ----------   ----------   ----------
Total assets               $186,326,479  $64,359,348  $17,389,355  $29,349,992
                            ===========   ==========   ==========   ==========

                                            December 31, 1996
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Armada Government
 Portfolio Fund            $  3,920,716  $ 2,549,491  $   131,992  $    77,455
Cooper Tire & Rubber
 Company Common Stock       154,672,046
 (continued)
                                                                            8
Mutual funds:
 The Investment Company
  of America Fund                                      11,216,964
 The Washington Mutual
  Investors Fund                                                    16,458,231
Cash with Interest Fund:
 New York Life Insurance
  Company - 7.65% annuity
  contract; matures
  January 4, 2000                          6,979,869
 John Hancock Mutual Life
  Insurance Company - 8.47%
  annuity contract; matures
  October 31, 1997                         6,754,591
 Provident Life and Accident
  Insurance Company - 5.75%
  annuity contract; matures
  January 30, 1998                         6,235,476
*Provident Life and Accident
  Insurance Company - 6.17%
  annuity contract; matures
  August 15, 2000                          4,973,573
 Principal Mutual Life Insurance
  Insurance Company - 4.93%
  annuity contract; matures
  July 31, 1997                            4,211,797
*Allstate Life Insurance
  Company - 5.43% annuity
  contract; matures
  February 18, 2002                        3,124,695
*Allmerica Financial Life
  Insurance Company - 6.69%
  contract, matures
  November 15, 2004                        3,054,620
*Caisse Des Depots (CDC) BRIC -
  6.15% annuity contract;
  matures September 25, 2000               2,987,598
*John Hancock Mutual Life
  Insurance Company - 6.35%
  annuity contract; matures
  May 1, 2007                              2,500,000
Commonwealth Life Insurance
  Company - 3.66% annuity
  contract; matures
  August 1, 1998                           2,449,214
*Peoples Security Life -
  5.29% annuity contract
  BDA-00217TR-3; matures
  December 17, 2001                        2,401,106
*Caisse Des Depots (CDC) BRIC -
  5.80% annuity contract;
  matures May 31, 2000                     2,260,633
 New York Life Insurance
  Company - 7.65% annuity
  contract; matures
  July 31, 1998                            2,010,797
*Peoples Security Life -
  6.08% annuity contract
  BDA-00217TR-1; matures
  December 15, 1999                        1,998,773


(continued)

*Peoples Security Life -
  5.36% annuity contract
  BDA-00217TR-2; matures
  September 15, 1998                       1,998,062
 United of Omaha Life
  Insurance Company -
  variable rate annuity
  contract; matures
  August 2, 2000                           1,995,680
*Peoples Security Life -
  5.43% annuity contract
  BDA-00217TR-4; matures
  December 15, 1999                        1,671,599
*Peoples Security Life -
  6.17% annuity contract
  BDA-00217TR-5; matures
  August 15, 2001                          1,498,125
                            -----------   ----------   ----------   ----------
Total assets               $158,592,762  $61,655,699  $11,348,956  $16,535,686
                            ===========   ==========   ==========   ==========

*  Collateralized or synthetic guaranteed investment contract.

The average yield of the Cash with Interest Fund for the years ended December 31, 1997 and 1996 was 6.7% and 6.3%, respectively.

The value of the Plan's interest in the Pooled Fund is $271,917,956 at December 31, 1997 and $231,005,924 at December 31, 1996.


The Plan's interest in the Pooled Fund's assets at December 31 is as follows:
                                                1997         1996
                                                ----         ----
Cooper Tire & Rubber Company Common Stock Fund  91.6%        93.1%
Cash with Interest Fund                         94.4%        95.6%
The Investment Company of America Fund          84.5%        84.6%
The Washington Mutual Investors Fund            87.9%        89.9%

The net investment gain (loss) of the Cooper Tire & Rubber Company Pooled Fund is as follows:
                                       Year ended December 31, 1997
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Interest                    $   113,940   $3,882,280   $   30,033  $   33,468
Dividends                     2,704,175                 1,804,968   2,222,234
Net realized and
 unrealized gain             38,049,952                 1,573,724   3,744,388
                             ----------    ---------    ---------   ---------
Net investment gain         $40,868,067   $3,882,280   $3,408,725  $6,000,090
                             ==========    =========    =========   =========





(continued)
                                                                       10

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
                             ==========    =========    =========   =========

The Plan's net investment gain from the Pooled Fund is $49,701,339 for the year ended December 31, 1997 and a net investment loss of $25,873,081 for the year ended December 31, 1996.

The net investment gain or loss of the Pooled Fund is allocated to each participating plan based on the percentage of that Plan's units in each Pooled Fund category.


5.  Year 2000 Issue (unaudited)

The Plan Sponsor has developed and initiated its plans to address the possible exposures related to the impact of the Year 2000 on its systems and computer equipment. Key financial information and operational systems have been assessed and detailed plans have been implemented to address modifications required by December 31, 1999. The Plan Sponsor expects these modifications to be completed and tested by that time.

The Plan Sponsor has also initiated communications with the Plan's Trustee to ensure it has appropriate plans to resolve Year 2000 issues where failure of its systems could adversely affect the Plan's operations.


























                                                                     12

                                 Schedules

                       Cooper Tire & Rubber Company
                      Thrift and Profit Sharing Plan
                Employer Identification #34-4297750; Plan #005

         Item 27a - Schedule of Assets Held for Investment Purposes

                            December 31, 1997

                                       Shares,    Cost (Plus
                                      Units, or     Accrued     Fair
  Description                        Face Amount   Interest)    Value
  -----------                        -----------  ----------   --------
*Cooper Tire & Rubber
  Company common stock                235,732    $5,012,996   $5,745,968
Washington Mutual Investors Fund       10,907       286,593      331,025
Investment Company of America             732        17,351       20,679
                                                  ---------    ---------
                                                 $5,316,940   $6,097,672
                                                  =========    =========

Short-term investment:
*Armada Government Portfolio Fund     162,403    $  162,403   $  162,403
                                                  =========    =========

* Party-in-interest



































                                                                      13

                    Cooper Tire & Rubber Company
                   Thrift and Profit Sharing Plan
            Employer Identification #34-4297750; Plan #005

            Item 27d - Schedule of Reportable Transactions

                    Year Ended December 31, 1997

                                                      Sales
                                           -----------------------------
                                                    Cost (Plus
                                 Cost of              Accrued    Gain/
Description of Assets           Purchases  Proceeds  Interest)   (Loss)
----------------------          ---------  --------  ---------  --------
Armada Government
 Portfolio Fund               $8,068,480  $8,055,647  $8,055,647  $    -
Cooper Tire & Rubber
 Company common stock          8,069,468           -           -       -



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


                 Years ended December 31, 1997 and 1996





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

                       Report of Independent Auditors

Pre-Tax Savings Plan Committee
Cooper Tire & Rubber Company
 Pre-Tax Savings Plan (Texarkana)

We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Texarkana) as of December 31, 1997 and 1996, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Texarkana) at December 31, 1997 and 1996, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1997 and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in our audit of the 1997 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1997 basic financial statements taken as a whole.


May 5, 1998















                       Cooper Tire & Rubber Company
                     Pre-Tax Savings Plan (Texarkana)

              Statements of Assets Available for Plan Benefits
                                                   December 31
                                               1997          1996
                                            ----------    ----------
Assets
Investments:
  Value of interest in Pooled Fund (Note 4)  $11,197,324   $8,261,977
  Cooper Tire & Rubber Company common stock      158,974      148,622
                                              ----------    ---------
                                              11,356,298    8,410,599

  Short-term investment                            1,706        1,434
                                              ----------    ---------
                                              11,358,004    8,412,033

Cash                                             173,654       95,515
Employer contribution receivable                  91,811      112,596
                                              ----------    ---------
Assets available for plan benefits           $11,623,469   $8,620,144
                                              ==========    =========

See accompanying notes.




































                     Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (Texarkana)

      Statements of Changes in Assets Available for Plan Benefits

                                              Year ended December 31
                                                1997          1996
                                             ----------    ----------
Additions:
  Cash contributions:
   Participants                              $ 1,767,097   $1,907,977
   Employer                                      238,769      264,020
                                              ----------    ---------
                                               2,005,866    2,171,997
  Investment income (loss):
   Net gain (loss) from Pooled Fund (Note 4)   2,025,254   (1,110,919)
   Net (depreciation) appreciation in fair
    value of Cooper Tire & Rubber Company
    common stock                                  (3,347)      18,432
   Dividends                                       1,494        1,271
   Interest                                          316          210
                                              ----------    ---------
                                               2,023,717   (1,091,006)
                                              ----------    ---------
Total additions                                4,029,583    1,080,991

Participants' withdrawals                     (1,026,258)    (800,142)
                                              ----------    ---------
Increase in assets available for
 plan benefits during the year                 3,003,325       80,849

Assets available for plan benefits
 at beginning of year                          8,620,144    8,339,295
                                              ----------    ---------
Assets available for plan
 benefits at end of year                     $11,623,469   $8,620,144
                                              ==========    =========

See accompanying notes.






















                         Cooper Tire & Rubber Company
                       Pre-Tax Savings Plan (Texarkana)

                        Notes to Financial Statements

                          December 31, 1997 and 1996

1. Summary of Plan

The Cooper Tire & Rubber Company Pre-Tax Savings Plan (Texarkana)
(Plan), as amended and restated, is a defined contribution plan administered by a Plan Committee appointed by the plan sponsor, Cooper Tire & Rubber Company (the Company). Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #752, United Steelworkers of America AFL-CIO/CLC (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1997, 884 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:

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

  3) Cash with interest - contributions are placed in investment contracts with a diversified group of insurance companies, banks, and other financial institutions. This option may also include alternative investment contracts which are backed by high quality fixed income assets. All contracts have specific individual terms including interest rate and maturity date. Interest rates on contracts generally reset on a monthly or quarterly basis.

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

No material amounts of withdrawals by participants, initiated on or before December 31, 1997 or 1996, were pending.


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

Investments

The Plan's investments are held by National City Bank as trustee under an agreement which directs the trustee to invest participants' contributions based on their investment elections. PSP contributions and income not yet invested in the options selected by the participant due to the "transaction period" as defined by the Plan, are invested in cash with interest investments.

Investments in common stock of Cooper Tire & Rubber Company (Company) are stated at quoted market values as determined on the last business day of the Plan year. Short-term investments are stated at cost which approximates fair value.

Certain investments of the Plan are combined with similar assets of the other defined contribution plans sponsored by the Company. The combined investments (Pooled Fund) are held by National City Bank as trustee and are valued at their fair value as determined by the trustee, except for fully benefit responsive investment contracts which are valued at contract value. At December 31, 1997 and 1996, the contract value of these contracts approximates fair value.

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


3. Income Tax Status

The Internal Revenue Service ruled September 9, 1996 that the Plan qualifies under Section 401(a) of the IRC and, therefore, the related trust is not subject to tax under present income tax law. Once qualified, the Plan is required to operate in conformity with the IRC and the Employee Retirement Income Security Act of 1974 to maintain its qualification. The Plan Committee is not aware of any course of action or series of events that have occurred that might adversely affect the Plan's qualified status.


4. Value of interest in Pooled Fund

The assets of the Cooper Tire & Rubber Company Pooled Fund are as
follows:
                                            December 31, 1997
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Armada Government
 Portfolio Fund            $  1,214,344  $(1,863,178) $(1,153,143) $ 1,315,449
Cooper Tire & Rubber
 Company Common Stock       185,112,135
Mutual funds:
 The Investment Company
  of America Fund                                      18,542,498
 The Washington Mutual
  Investors Fund                                                    28,034,543
Cash with Interest Fund:


(continued)
                                                                       6

*Allstate Life Insurance
  Company - 6.23% contract;
  matures August 16, 2004                  8,589,106
New York Life Insurance
  Company - 7.65% contract;
  matures September 20, 2000               7,513,568
*John Hancock Mutual Life
  Insurance Company - 6.42%
  contract; matures May 1,
  2007                                     7,197,589
 Provident Life and Accident
  Insurance Company - 5.75%
  contract; matures
  January 30, 1998                         6,593,931
*Continental Assurance Company
  6.06% contract; matures
  January 1, 1998                          3,862,569
*Allstate Life Insurance
  Company - 5.95% contract;
   matures February 18, 2002               3,303,020
*Allmerica Financial Life
  Insurance Company - 6.81%
  contract; matures
  November 15, 2004                        3,259,691
*Peoples Security Life -
  6.89% contract; matures
  June 25, 2004                            3,026,927
*Caisse Des Depots (CDC) BRIC -
  6.15% contract; matures
  September 25, 2000                       2,987,570
*Peoples Security Life -
  6.08% contract; matures
  April 15, 1999                           1,997,156
 United of Omaha Life
  Insurance - 6.41% contract;
  matures August 2, 2000                   1,995,770
*Peoples Security Life -
  6.60% contract; matures
  August 25, 2004                          1,979,747
*Peoples Security Life -
  6.78% contract; matures
  March 15, 2002                           1,952,166
*Peoples Security Life -
  5.29% contract; matures
  December 17, 2001                        1,721,801
*Caisse Des Depots (CDC) BRIC -
  5.80%contract; matures
  December 16, 2002                        1,550,256
*Peoples Security Life -
  6.17% contract; matures
  July 16, 2001                            1,487,592
*Caisse Des Depots (CDC) BRIC -
  5.86% contract; matures
  May 31, 2000                             1,445,881
*Peoples Security Life -
  6.94% contract; matures
  January 26, 2004                         1,299,224
 Commonwealth Life Insurance
  Company - 3.66% contract;
  matures April 15, 1999                   1,269,427
New York Life Insurance
  Company - 7.65% contract;
  matures April 19, 1999                   1,085,983
(continued)

*Peoples Security Life -
  5.40% contract; matures
  January 18, 2000                           859,422
*Peoples Security Life -
  5.80% contract; matures
  December 31, 1999                          654,404
*Peoples Security Life -
  5.24% contract; matures
  April 15, 1998                             589,726
                            -----------   ----------   ----------   ----------
Total assets               $186,326,479  $64,359,348  $17,389,355  $29,349,992
                            ===========   ==========   ==========   ==========

                                            December 31, 1996
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Armada Government
 Portfolio Fund            $  3,920,716  $ 2,549,491  $   131,992  $    77,455
Cooper Tire & Rubber
 Company Common Stock       154,672,046
Mutual funds:
 The Investment Company
  of America Fund                                      11,216,964
 The Washington Mutual
  Investors Fund                                                    16,458,231
Cash with Interest Fund:
 New York Life Insurance
  Company - 7.65% annuity
  contract; matures
  January 4, 2000                          6,979,869
 John Hancock Mutual Life
  Insurance Company - 8.47%
  annuity contract; matures
  October 31, 1997                         6,754,591
 Provident Life and Accident
  Insurance Company - 5.75%
  annuity contract; matures
  January 30, 1998                         6,235,476
*Provident Life and Accident
  Insurance Company - 6.17%
  annuity contract; matures
  August 15, 2000                          4,973,573
 Principal Mutual Life Insurance
  Insurance Company - 4.93%
  annuity contract; matures
  July 31, 1997                            4,211,797
*Allstate Life Insurance
  Company - 5.43% annuity
  contract; matures
  February 18, 2002                        3,124,695
*Allmerica Financial Life
  Insurance Company - 6.69%
  contract, matures
  November 15, 2004                        3,054,620

(continued)

*Caisse Des Depots (CDC) BRIC -
  6.15% annuity contract;
  matures September 25, 2000               2,987,598
*John Hancock Mutual Life
  Insurance Company - 6.35%
  annuity contract; matures
  May 1, 2007                              2,500,000
 Commonwealth Life Insurance
  Company - 3.66% annuity
  contract; matures
  August 1, 1998                           2,449,214
*Peoples Security Life -
  5.29% annuity contract
  BDA-00217TR-3; matures
  December 17, 2001                        2,401,106
*Caisse Des Depots (CDC) BRIC -
  5.80% annuity contract;
  matures May 31, 2000                     2,260,633
 New York Life Insurance
  Company - 7.65% annuity
  contract; matures
  July 31, 1998                            2,010,797
*Peoples Security Life -
  6.08% annuity contract
  BDA-00217TR-1; matures
  December 15, 1999                        1,998,773
*Peoples Security Life -
  5.36% annuity contract
  BDA-00217TR-2; matures
  September 15, 1998                       1,998,062
 United of Omaha Life
  Insurance Company -
  variable rate annuity
   contract; matures
  August 2, 2000                           1,995,680
*Peoples Security Life -
  5.43% annuity contract
  BDA-00217TR-4; matures
  December 15, 1999                        1,671,599
*Peoples Security Life -
  6.17% annuity contract
  BDA-00217TR-5; matures
  August 15, 2001                          1,498,125
                            -----------   ----------   ----------   ----------
Total assets               $158,592,762  $61,655,699  $11,348,956  $16,535,686
                            ===========   ==========   ==========   ==========

*  Collateralized or synthetic guaranteed investment contract.

The average yield of the Cash with Interest Fund for the years ended December 31, 1997 and 1996 was 6.7% and 6.3%, respectively.

The value of the Plan's interest in the Pooled Fund is $11,197,324 at December 31, 1997 and $8,261,977 at December 31, 1996.

The Plan's interest in the Pooled Fund's assets at December 31 is as follows:
                                                1997         1996
                                                ----         ----
Cooper Tire & Rubber Company Common Stock Fund  4.1%         3.8%
Cash with Interest Fund                         2.8%         2.3%
The Investment Company of America Fund          2.7%         3.1%
The Washington Mutual Investors Fund            4.3%         2.9%

(continued)
                                                                     9

The net investment gain (loss) of the Cooper Tire & Rubber Company
Pooled Fund is as follows:
                                       Year Ended December 31, 1997
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Interest                    $   113,940   $3,882,280   $   30,033  $   33,468
Dividends                     2,704,175                 1,804,968   2,222,234
Net realized and
 unrealized gain             38,049,952                 1,573,724   3,744,388
                             ----------    ---------    ---------   ---------
Net investment gain         $40,868,067   $3,882,280   $3,408,725  $6,000,090
                             ==========    =========    =========   =========

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
                             ==========    =========    =========   =========

The Plan's net investment gain from the Pooled Fund is $2,025,254 for the year ended December 31, 1997 and a net investment loss of $1,110,919 for the year ended December 31, 1996.

The net investment gain or loss of the Pooled Fund is allocated to each participating plan based on the percentage of that Plan's units in each Pooled Fund category.


5. Year 2000 Issue (unaudited)

The Plan Sponsor has developed and initiated its plans to address the possible exposures related to the impact of the Year 2000 on its systems and computer equipment. Key financial information and operational systems have been assessed and detailed plans have been implemented to address modifications required by December 31, 1999. The Plan Sponsor expects these modifications to be completed and tested by that time.

The Plan Sponsor has also initiated communications with the Plan's Trustee to ensure it has appropriate plans to resolve Year 2000 issues where failure of its systems could adversely affect the Plan's operations.


                                  Schedules

                       Cooper Tire & Rubber Company
                     Pre-Tax Savings Plan (Texarkana)
               Employer Identification #34-4297750; Plan #012

         Item 27a - Schedule of Assets Held for Investment Purposes

                            December 31, 1997

                                       Shares,    Cost (Plus
                                      Units, or     Accrued     Fair
  Description                        Face Amount   Interest)    Value
  -----------                        -----------  ----------   --------
*Cooper Tire & Rubber
  Company common stock                 6,522      $146,924    $158,974
                                                   =======     =======
Short-term investment:
*Armada Government Portfolio Fund      1,706      $  1,706    $  1,706
                                                   =======     =======

* Party-in-interest








































                       Cooper Tire & Rubber Company
                     Pre-Tax Savings Plan (Texarkana)
              Employer Identification #34-4297750; Plan #012

              Item 27d - Schedule of Reportable Transactions

                       Year Ended December 31, 1997

                                                      Sales
                                           -----------------------------
                                                    Cost (Plus
                                 Cost of              Accrued    Gain/
Description of Assets           Purchases  Proceeds  Interest)   (Loss)
----------------------          ---------  --------  ---------  --------
Armada Government
 Portfolio Fund                 $260,936   $260,664   $260,664  $    -
Cooper Tire & Rubber
 Company common stock            261,074          -          -       -



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


                   Years ended December 31, 1997 and 1996





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

                      Report of Independent Auditors

Pre-Tax Savings Plan Committee
Cooper Tire & Rubber Company
 Pre-Tax Savings Plan (Auburn)

We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan
(Auburn) as of December 31, 1997 and 1996, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Auburn) at December 31, 1997 and 1996, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1997 and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in our audit of the 1997 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1997 basic financial statements taken as a whole.


May 5, 1998














                       Cooper Tire & Rubber Company
                       Pre-Tax Savings Plan (Auburn)

              Statements of Assets Available for Plan Benefits
                                                   December 31
                                               1997          1996
                                            ----------    ----------
Assets
Investments:
  Value of interest in Pooled Fund (Note 4)  $1,391,753    $849,375
  Cooper Tire & Rubber Company common stock      30,591      28,218
                                              ---------     -------
                                              1,422,344     877,593

  Short-term investment                             351         732
                                              ---------     -------
                                              1,422,695     878,325

Cash                                             33,005      14,533
Employer contribution receivable                 26,459      17,804
                                              ---------     -------
Assets available for plan benefits           $1,482,159    $910,662
                                              =========     =======

See accompanying notes.




































                        Cooper Tire & Rubber Company
                        Pre-Tax Savings Plan (Auburn)

          Statements of Changes in Assets Available for Plan Benefits

                                              Year ended December 31
                                                1997          1996
                                             ----------    ----------
Additions:
  Cash contributions:
   Participants                              $  342,846    $258,687
   Employer                                      54,762      46,975
                                              ---------     -------
                                                397,608     305,662
  Investment income (loss):
   Net gain (loss) from Pooled Fund (Note 4)    228,535     (60,566)
   Net (depreciation) appreciation in fair
    value of Cooper Tire & Rubber Company
    common stock                                   (367)      2,504
   Dividends                                        286         198
   Interest                                          64          30
                                              ---------     -------
                                                228,518     (57,834)
                                              ---------     -------
Total additions                                 626,126     247,828

Participants' withdrawals                       (54,629)    (84,409)
                                              ---------     -------
Increase in assets available for
 plan benefits during the year                  571,497     163,419

Assets available for plan benefits
 at beginning of year                           910,662     747,243
                                              ---------     -------
Assets available for plan
 benefits at end of year                     $1,482,159    $910,662
                                              =========     =======

See accompanying notes.






















                        Cooper Tire & Rubber Company
                        Pre-Tax Savings Plan (Auburn)

                        Notes to Financial Statements

                         December 31, 1997 and 1996

1. Summary of Plan

The Cooper Tire & Rubber Company Pre-Tax Savings Plan (Auburn) (Plan), as amended and restated, is a defined contribution plan administered by a Plan Committee appointed by the plan sponsor, Cooper Tire & Rubber Company (the Company). Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #634, United Steelworkers of America AFL-CIO/CLC (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1997, 230 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:

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

  3) Cash with interest - contributions are placed in investment contracts with a diversified group of insurance companies, banks, and other financial institutions. This option may also include alternative investment contracts which are backed by high quality fixed income assets. All contracts have specific individual terms including interest rate and maturity date. Interest rates on contracts generally reset on a monthly or quarterly basis.

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

The Plan shall continue until December 5, 2000. Thereafter it shall renew itself for yearly periods unless written notice is given by the Company or the Union that it is desired to terminate or amend the Plan. The Company has reserved the right to amend the Plan at any time if such amendment is necessary to enable the Plan to meet the requirements of the IRC or the requirements of any governmental authority. If the Plan terminates, and a successor plan is not adopted, all assets will be distributed to participants in a lump sum.

No material amounts of withdrawals by participants, initiated on or before December 31, 1997 or 1996, were pending.


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

Investments

The Plan's investments are held by National City Bank as trustee under an agreement which directs the trustee to invest participants' contributions based on their investment elections. PSP contributions and income not yet invested in the options selected by the participant due to the "transaction period" as defined by the Plan, are invested in cash with interest investments.

Investments in common stock of Cooper Tire & Rubber Company (Company) are stated at quoted market values as determined on the last business day of the Plan year. Short-term investments are stated at cost which approximates fair value.

Certain investments of the Plan are combined with similar assets of the other defined contribution plans sponsored by the Company. The combined investments (Pooled Fund) are held by National City Bank as trustee and are valued at their fair value as determined by the trustee, except for fully benefit responsive investment contracts which are valued at contract value. At December 31, 1997 and 1996, the contract value of these contracts approximates fair value.

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


3. Income Tax Status

The Internal Revenue Service ruled September 9, 1996 that the Plan qualifies under Section 401(a) of the IRC and, therefore, the related trust is not subject to tax under present income tax law. Once qualified, the Plan is required to operate in conformity with the IRC and the Employee Retirement Income Security Act of 1974 to maintain its qualification. The Plan Committee is not aware of any course of action or series of events that have occurred that might adversely affect the Plan's qualified status.


4. Value of interest in Pooled Fund

The assets of the Cooper Tire & Rubber Company Pooled Fund are as
follows:
                                            December 31, 1997
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Armada Government
 Portfolio Fund            $  1,214,344  $(1,863,178) $(1,153,143) $ 1,315,449
Cooper Tire & Rubber
 Company Common Stock       185,112,135
Mutual funds:
 The Investment Company
  of America Fund                                      18,542,498
 The Washington Mutual
  Investors Fund                                                    28,034,543
Cash with Interest Fund:


(continued)
                                                                       6

*Allstate Life Insurance
  Company - 6.23% contract;
  matures August 16, 2004                  8,589,106
 New York Life Insurance
  Company - 7.65% contract;
  matures September 20, 2000               7,513,568
*John Hancock Mutual Life
  Insurance Company - 6.42%
  contract; matures May 1,
  2007                                     7,197,589
 Provident Life and Accident
  Insurance Company - 5.75%
  contract; matures
  January 30, 1998                         6,593,931
*Continental Assurance Company
  6.06% contract; matures
  January 1, 1998                          3,862,569
*Allstate Life Insurance
  Company - 5.95% contract;
   matures February 18, 2002               3,303,020
*Allmerica Financial Life
  Insurance Company - 6.81%
  contract; matures
  November 15, 2004                        3,259,691
*Peoples Security Life -
  6.89% contract; matures
  June 25, 2004                            3,026,927
*Caisse Des Depots (CDC) BRIC -
  6.15% contract; matures
  September 25, 2000                       2,987,570
*Peoples Security Life -
  6.08% contract; matures
  April 15, 1999                           1,997,156
 United of Omaha Life
  Insurance - 6.41% contract;
  matures August 2, 2000                   1,995,770
*Peoples Security Life -
  6.60% contract; matures
  August 25, 2004                          1,979,747
*Peoples Security Life -
  6.78% contract; matures
  March 15, 2002                           1,952,166
*Peoples Security Life -
  5.29% contract; matures
  December 17, 2001                        1,721,801
*Caisse Des Depots (CDC) BRIC -
  5.80%contract; matures
  December 16, 2002                        1,550,256
*Peoples Security Life -
  6.17% contract; matures
  July 16, 2001                            1,487,592
*Caisse Des Depots (CDC) BRIC -
  5.86% contract; matures
  May 31, 2000                             1,445,881
*Peoples Security Life -
  6.94% contract; matures
  January 26, 2004                         1,299,224
 Commonwealth Life Insurance
  Company - 3.66% contract;
  Matures April 15, 1999                   1,269,427
 New York Life Insurance
  Company - 7.65% contract;
  Matures April 19, 1999                   1,085,983
(continued)

*Peoples Security Life -
  5.40% contract; matures
  January 18, 2000                           859,422
*Peoples Security Life -
  5.80% contract; matures
  December 31, 1999                          654,404
*Peoples Security Life -
  5.24% contract; matures
  April 15, 1998                             589,726
                            -----------   ----------   ----------   ----------
Total assets               $186,326,479  $64,359,348  $17,389,355  $29,349,992
                            ===========   ==========   ==========   ==========

                                            December 31, 1996
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Armada Government
 Portfolio Fund            $  3,920,716  $ 2,549,491  $   131,992  $    77,455
Cooper Tire & Rubber
 Company Common Stock       154,672,046
Mutual funds:
 The Investment Company
  of America Fund                                      11,216,964
 The Washington Mutual
  Investors Fund                                                    16,458,231
Cash with Interest Fund:
 New York Life Insurance
  Company - 7.65% annuity
  contract; matures
  January 4, 2000                          6,979,869
 John Hancock Mutual Life
  Insurance Company - 8.47%
  annuity contract; matures
  October 31, 1997                         6,754,591
 Provident Life and Accident
  Insurance Company - 5.75%
  annuity contract; matures
  January 30, 1998                         6,235,476
*Provident Life and Accident
  Insurance Company - 6.17%
  annuity contract; matures
  August 15, 2000                          4,973,573
 Principal Mutual Life Insurance
  Insurance Company - 4.93%
  annuity contract; matures
  July 31, 1997                            4,211,797
*Allstate Life Insurance
  Company - 5.43% annuity
  contract; matures
  February 18, 2002                        3,124,695
*Allmerica Financial Life
  Insurance Company - 6.69%
  contract, matures
  November 15, 2004                        3,054,620

(continued)

*Caisse Des Depots (CDC) BRIC -
  6.15% annuity contract;
  matures September 25, 2000               2,987,598
*John Hancock Mutual Life
  Insurance Company - 6.35%
  annuity contract; matures
  May 1, 2007                              2,500,000
Commonwealth Life Insurance
  Company - 3.66% annuity
  contract; matures
  August 1, 1998                           2,449,214
*Peoples Security Life -
  5.29% annuity contract
  BDA-00217TR-3; matures
  December 17, 2001                        2,401,106
*Caisse Des Depots (CDC) BRIC -
  5.80% annuity contract;
  matures May 31, 2000                     2,260,633
 New York Life Insurance
  Company - 7.65% annuity
  contract; matures
  July 31, 1998                            2,010,797
*Peoples Security Life -
  6.08% annuity contract
  BDA-00217TR-1; matures
  December 15, 1999                        1,998,773
*Peoples Security Life -
  5.36% annuity contract
  BDA-00217TR-2; matures
  September 15, 1998                       1,998,062
 United of Omaha Life
  Insurance Company -
  variable rate annuity
  contract; matures
  August 2, 2000                           1,995,680
*Peoples Security Life -
  5.43% annuity contract
  BDA-00217TR-4; matures
  December 15, 1999                        1,671,599
*Peoples Security Life -
  6.17% annuity contract
  BDA-00217TR-5; matures
  August 15, 2001                          1,498,125
                            -----------   ----------   ----------   ----------
Total assets               $158,592,762  $61,655,699  $11,348,956  $16,535,686
                            ===========   ==========   ==========   ==========

*  Collateralized or synthetic guaranteed investment contract.

The average yield of the Cash with Interest Fund for the years ended December 31, 1997 and 1996 was 6.7% and 6.3%, respectively.

The value of the Plan's interest in the Pooled Fund is $1,391,753 at December 31, 1997 and $849,375 at December 31, 1996.

The Plan's interest in the Pooled Fund's assets at December 31 is as follows:
                                                1997         1996
                                                ----         ----
Cooper Tire & Rubber Company Common Stock Fund  0.4%         0.3%
Cash with Interest Fund                         0.4%         0.3%
The Investment Company of America Fund          1.0%         1.0%
The Washington Mutual Investors Fund            0.6%         0.4%

(continued)
                                                                       9

The net investment gain (loss) of the Cooper Tire & Rubber Company
Pooled Fund is as follows:
                                       Year Ended December 31, 1997
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Interest                    $   113,940   $3,882,280   $   30,033  $   33,468
Dividends                     2,704,175                 1,804,968   2,222,234
Net realized and
 unrealized gain             38,049,952                 1,573,724   3,744,388
                             ----------    ---------    ---------   ---------
Net investment gain         $40,868,067   $3,882,280   $3,408,725  $6,000,090
                             ==========    =========    =========   =========

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
                             ==========    =========    =========   =========

The Plan's net investment gain from the Pooled Fund is $228,535 for the year ended December 31, 1997 and a net investment loss of $60,566 for the year ended December 31, 1996.

The net investment gain or loss of the Pooled Fund is allocated to each participating plan based on the percentage of that Plan's units in each Pooled Fund category.


5. Year 2000 Issue (unaudited)

The Plan Sponsor has developed and initiated its plans to address the possible exposures related to the impact of the Year 2000 on its systems and computer equipment. Key financial information and operational systems have been assessed and detailed plans have been implemented to address modifications required by December 31, 1999. The Plan Sponsor expects these modifications to be completed and tested by that time.

The Plan Sponsor has also initiated communications with the Plan's Trustee to ensure it has appropriate plans to resolve Year 2000 issues where failure of its systems could adversely affect the Plan's operations.



                                Schedules

                       Cooper Tire & Rubber Company
                       Pre-Tax Savings Plan (Auburn)
               Employer Identification #34-4297750; Plan #009

            Item 27a - Schedule of Assets Held for Investment Purposes

                            December 31, 1997

                                       Shares,    Cost (Plus
                                     Units, or      Accrued     Fair
  Description                        Face Amount   Interest)    Value
  -----------                        -----------  ----------   --------
*Cooper Tire & Rubber
  Company common stock                1,255         $28,273    $30,591
                                                     ======     ======
Short-term investment:
*Armada Government Portfolio Fund       351         $   351    $   351
                                                     ======     ======

* Party-in-interest








































                       Cooper Tire & Rubber Company
                       Pre-Tax Savings Plan (Auburn)
               Employer Identification #34-4297750; Plan #009

               Item 27d - Schedule of Reportable Transactions

                       Year Ended December 31, 1997

                                                      Sales
                                           -----------------------------
                                                    Cost (Plus
                                 Cost of              Accrued    Gain/
Description of Assets           Purchases  Proceeds  Interest)   (Loss)
----------------------          ---------  --------  ---------  --------
Armada Government
 Portfolio Fund                  $48,023    $48,404    $48,404    $   -
Cooper Tire & Rubber
 Company common stock             47,739        901        924      (23)



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


                   Years ended December 31, 1997 and 1996





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

                      Report of Independent Auditors

Pre-Tax Savings Plan Committee
Cooper Tire & Rubber Company
 Pre-Tax Savings Plan (Findlay)

We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Findlay) as of December 31, 1997 and 1996, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Findlay) at December 31, 1997 and 1996, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1997 and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in our audit of the 1997 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1997 basic financial statements taken as a whole.


May 5, 1998















                      Cooper Tire & Rubber Company
                     Pre-Tax Savings Plan (Findlay)

             Statements of Assets Available for Plan Benefits
                                                   December 31
                                               1997          1996
                                            ----------    ----------
Assets
Investments:
  Value of interest in Pooled Fund (Note 4) $10,700,422    $6,824,999
  Cooper Tire & Rubber Company common stock     164,873       135,844
                                             ----------     ---------
                                             10,865,295     6,960,843

  Short-term investment                           1,633           996
                                             ----------     ---------
                                             10,866,928     6,961,839

Cash                                            314,183       142,974
Employer contribution receivable                145,345       134,794
                                             ----------     ---------
Assets available for plan benefits          $11,326,456    $7,239,607
                                             ==========     =========

See accompanying notes.




































                     Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (Findlay)

     Statements of Changes in Assets Available for Plan Benefits

                                              Year ended December 31
                                                1997         1996
                                             ----------    ----------
Additions:
  Cash contributions:
   Participants                              $ 2,407,236    $2,228,008
   Employer                                      297,746       272,696
                                              ----------     ---------
                                               2,704,982     2,500,704
  Investment income (loss):
   Net gain (loss) from Pooled Fund (Note 4)   1,859,458      (370,247)
   Net (depreciation) appreciation in fair
    value of Cooper Tire & Rubber Company
    common stock                                  (2,389)        9,210
   Dividends                                       1,416           800
   Interest                                          317           193
                                              ----------     ---------
                                               1,858,802      (360,044)
                                               ---------     ---------
Total additions                                4,563,784     2,140,660

Participants' withdrawals                       (476,935)     (220,833)
                                              ----------     ---------
Increase in assets available for
 plan benefits during the year                 4,086,849     1,919,827

Assets available for plan benefits
 at beginning of year                          7,239,607     5,319,780
                                              ----------     ---------
Assets available for plan
 benefits at end of year                     $11,326,456    $7,239,607
                                              ==========     =========

See accompanying notes.






















                      Cooper Tire & Rubber Company
                     Pre-Tax Savings Plan (Findlay)

                     Notes to Financial Statements

                      December 31, 1997 and 1996

1. Summary of Plan

The Cooper Tire & Rubber Company Pre-Tax Savings Plan (Findlay) (Plan), as amended and restated, is a defined contribution plan administered by a Plan Committee appointed by the plan sponsor, Cooper Tire & Rubber Company (the Company). Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #207, United Steelworkers of America AFL-CIO/CLC (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1997, 675 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:

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

  3) Cash with interest - contributions are placed in investment contracts with a diversified group of insurance companies, banks, and other financial institutions. This option may also include alternative investment contracts which are backed by high quality fixed income assets. All contracts have specific individual terms including interest rate and maturity date. Interest rates on contracts generally reset on a monthly or quarterly basis.

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

The Plan shall continue until October 31, 2000. Thereafter it shall renew itself for yearly periods unless written notice is given by the Company or the Union that it is desired to terminate or amend the Plan. The Company has reserved the right to amend the Plan at any time if such amendment is necessary to enable the Plan to meet the requirements of the IRC or the requirements of any governmental authority. If the Plan terminates, and a successor plan is not adopted, all assets will be distributed to participants in a lump sum.

No material amounts of withdrawals by participants, initiated on or before December 31, 1997 or 1996, were pending.


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

Investments

The Plan's investments are held by National City Bank as trustee under an agreement which directs the trustee to invest participants' contributions based on their investment elections. PSP contributions and income not yet invested in the options selected by the participant due to the "transaction period" as defined by the Plan, are invested in cash with interest investments.

Investments in common stock of Cooper Tire & Rubber Company (Company) are stated at quoted market values as determined on the last business day of the Plan year. Short-term investments are stated at cost which approximates fair value.

Certain investments of the Plan are combined with similar assets of the other defined contribution plans sponsored by the Company. The combined investments (Pooled Fund) are held by National City Bank as trustee and are valued at their fair value as determined by the trustee, except for fully benefit responsive investment contracts which are valued at contract value. At December 31, 1997 and 1996, the contract value of these contracts approximates fair value.

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


3. Income Tax Status

The Internal Revenue Service ruled September 9, 1996 that the Plan qualifies under Section 401(a) of the IRC and, therefore, the related trust is not subject to tax under present income tax law. Once qualified, the Plan is required to operate in conformity with the IRC and the Employee Retirement Income Security Act of 1974 to maintain its qualification. The Plan Committee is not aware of any course of action or series of events that have occurred that might adversely affect the Plan's qualified status.


4. Value of interest in Pooled Fund

The assets of the Cooper Tire & Rubber Company Pooled Fund are as
follows:
                                            December 31, 1997
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Armada Government
 Portfolio Fund            $  1,214,344  $(1,863,178) $(1,153,143) $ 1,315,449
Cooper Tire & Rubber
 Company Common Stock       185,112,135
Mutual funds:
 The Investment Company
  of America Fund                                      18,542,498
 The Washington Mutual
  Investors Fund                                                    28,034,543
Cash with Interest Fund:

(continued)
                                                                       6

*Allstate Life Insurance
  Company - 6.23% contract;
  matures August 16, 2004                  8,589,106
 New York Life Insurance
  Company - 7.65% contract;
  matures September 20, 2000               7,513,568
*John Hancock Mutual Life
  Insurance Company - 6.42%
  contract; matures May 1,
  2007                                     7,197,589
 Provident Life and Accident
  Insurance Company - 5.75%
  contract; matures
  January 30, 1998                         6,593,931
*Continental Assurance Company
  6.06% contract; matures
  January 1, 1998                          3,862,569
*Allstate Life Insurance
  Company - 5.95% contract;
   matures February 18, 2002               3,303,020
*Allmerica Financial Life
  Insurance Company - 6.81%
  contract; matures
  November 15, 2004                        3,259,691
*Peoples Security Life -
  6.89% contract; matures
  June 25, 2004                            3,026,927
*Caisse Des Depots (CDC) BRIC -
  6.15% contract; matures
  September 25, 2000                       2,987,570
*Peoples Security Life -
  6.08% contract; matures
  April 15, 1999                           1,997,156
 United of Omaha Life
  Insurance - 6.41% contract;
  matures August 2, 2000                   1,995,770
*Peoples Security Life -
  6.60% contract; matures
  August 25, 2004                          1,979,747
*Peoples Security Life -
  6.78% contract; matures
  March 15, 2002                           1,952,166
*Peoples Security Life -
  5.29% contract; matures
  December 17, 2001                        1,721,801
*Caisse Des Depots (CDC) BRIC -
  5.80%contract; matures
  December 16, 2002                        1,550,256
*Peoples Security Life -
  6.17% contract; matures
  July 16, 2001                            1,487,592
*Caisse Des Depots (CDC) BRIC -
  5.86% contract; matures
  May 31, 2000                             1,445,881
*Peoples Security Life -
  6.94% contract; matures
  January 26, 2004                         1,299,224
 Commonwealth Life Insurance
  Company - 3.66% contract;
  matures April 15, 1999                   1,269,427
 New York Life Insurance
  Company - 7.65% contract;
  matures April 19, 1999                   1,085,983
(continued)

*Peoples Security Life -
  5.40% contract; matures
  January 18, 2000                           859,422
*Peoples Security Life -
  5.80% contract; matures
  December 31, 1999                          654,404
*Peoples Security Life -
  5.24% contract; matures
  April 15, 1998                             589,726
                            -----------   ----------   ----------   ----------
Total assets               $186,326,479  $64,359,348  $17,389,355  $29,349,992
                            ===========   ==========   ==========   ==========

                                            December 31, 1996
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Armada Government
 Portfolio Fund            $  3,920,716  $ 2,549,491  $   131,992  $    77,455
Cooper Tire & Rubber
 Company Common Stock       154,672,046
Mutual funds:
 The Investment Company
  of America Fund                                      11,216,964
 The Washington Mutual
  Investors Fund                                                    16,458,231
Cash with Interest Fund:
 New York Life Insurance
  Company - 7.65% annuity
  contract; matures
  January 4, 2000                          6,979,869
 John Hancock Mutual Life
  Insurance Company - 8.47%
  annuity contract; matures
  October 31, 1997                         6,754,591
 Provident Life and Accident
  Insurance Company - 5.75%
  annuity contract; matures
  January 30, 1998                         6,235,476
*Provident Life and Accident
  Insurance Company - 6.17%
  annuity contract; matures
  August 15, 2000                          4,973,573
 Principal Mutual Life Insurance
  Insurance Company - 4.93%
  annuity contract; matures
  July 31, 1997                            4,211,797
*Allstate Life Insurance
  Company - 5.43% annuity
  contract; matures
  February 18, 2002                        3,124,695
*Allmerica Financial Life
  Insurance Company - 6.69%
  contract, matures
  November 15, 2004                        3,054,620

(continued)

*Caisse Des Depots (CDC) BRIC -
  6.15% annuity contract;
  matures September 25, 2000               2,987,598
*John Hancock Mutual Life
  Insurance Company - 6.35%
  annuity contract; matures
  May 1, 2007                              2,500,000
Commonwealth Life Insurance
  Company - 3.66% annuity
  contract; matures
  August 1, 1998                           2,449,214
*Peoples Security Life -
  5.29% annuity contract
  BDA-00217TR-3; matures
  December 17, 2001                        2,401,106
*Caisse Des Depots (CDC) BRIC -
  5.80% annuity contract;
  matures May 31, 2000                     2,260,633
 New York Life Insurance
  Company - 7.65% annuity
  contract; matures
  July 31, 1998                            2,010,797
*Peoples Security Life -
  6.08% annuity contract
  BDA-00217TR-1; matures
  December 15, 1999                        1,998,773
*Peoples Security Life -
  5.36% annuity contract
  BDA-00217TR-2; matures
  September 15, 1998                       1,998,062
 United of Omaha Life
  Insurance Company -
  variable rate annuity
  contract; matures
  August 2, 2000                           1,995,680
*Peoples Security Life -
  5.43% annuity contract
  BDA-00217TR-4; matures
  December 15, 1999                        1,671,599
*Peoples Security Life -
  6.17% annuity contract
  BDA-00217TR-5; matures
  August 15, 2001                          1,498,125
                            -----------   ----------   ----------   ----------
Total assets               $158,592,762  $61,655,699  $11,348,956  $16,535,686
                            ===========   ==========   ==========   ==========

*  Collateralized or synthetic guaranteed investment contract.

The average yield of the Cash with Interest Fund for the years ended December 31, 1997 and 1996 was 6.7% and 6.3%, respectively.

The value of the Plan's interest in the Pooled Fund is $10,700,422 at December 31, 1997 and $6,824,999 at December 31, 1996.

The Plan's interest in the Pooled Fund's assets at December 31 is as follows:
                                                1997         1996
                                                ----         ----
Cooper Tire & Rubber Company Common Stock Fund  3.2%         2.4%
Cash with Interest Fund                         1.8%         1.4%
The Investment Company of America Fund         10.0%        10.0%
The Washington Mutual Investors Fund            6.1%         5.8%


 (continued)
                                                                       9

The net investment gain (loss) of the Cooper Tire & Rubber Company Pooled Fund is as follows:
                                       Year Ended December 31, 1997
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Interest                    $   113,940   $3,882,280   $   30,033  $   33,468
Dividends                     2,704,175                 1,804,968   2,222,234
Net realized and
 unrealized gain             38,049,952                 1,573,724   3,744,388
                             ----------    ---------    ---------   ---------
Net investment gain         $40,868,067   $3,882,280   $3,408,725  $6,000,090
                             ==========    =========    =========   =========

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
                             ==========    =========    =========   =========

The Plan's net investment gain from the Pooled Fund is $1,859,458 for the year ended December 31, 1997 and a net investment loss of $370,247 for the year ended December 31, 1996.

The net investment gain or loss of the Pooled Fund is allocated to each participating plan based on the percentage of that Plan's units in each Pooled Fund category.


5. Year 2000 Issue (unaudited)

The Plan Sponsor has developed and initiated its plans to address the possible exposures related to the impact of the Year 2000 on its systems and computer equipment. Key financial information and operational systems have been assessed and detailed plans have been implemented to address modifications required by December 31, 1999. The Plan Sponsor expects these modifications to be completed and tested by that time.

The Plan Sponsor has also initiated communications with the Plan's Trustee to ensure it has appropriate plans to resolve Year 2000 issues where failure of its systems could adversely affect the Plan's operations.



                                Schedules

                   Cooper Tire & Rubber Company
                  Pre-Tax Savings Plan (Findlay)
           Employer Identification #34-4297750; Plan #014

       Item 27a - Schedule of Assets Held for Investment Purposes

                          December 31, 1997

                                       Shares,    Cost (Plus
                                      Units, or     Accrued     Fair
  Description                        Face Amount   Interest)    Value
  -----------                        -----------  ----------   --------
*Cooper Tire & Rubber
  Company common stock                  6,764      $152,377    $164,873
                                                    =======     =======
Short-term investment:
*Armada Government Portfolio Fund       1,633      $  1,633    $  1,633
                                                    =======     =======

* Party-in-interest








































                     Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (Findlay)
              Employer Identification #34-4297750; Plan #014

              Item 27d - Schedule of Reportable Transactions

                       Year Ended December 31, 1997

                                                      Sales
                                           -----------------------------
                                                    Cost (Plus
                                 Cost of              Accrued    Gain/
Description of Assets           Purchases  Proceeds  Interest)   (Loss)
----------------------          ---------  --------  ---------  --------
Armada Government
 Portfolio Fund                 $288,485   $287,848   $287,848  $    -
Cooper Tire & Rubber
 Company common stock            288,274          -          -       -



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


                 Years ended December 31, 1997 and 1996





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

                     Report of Independent Auditors

Pre-Tax Savings Plan Committee
Cooper Tire & Rubber Company
 Pre-Tax Savings Plan (El Dorado)

We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (El Dorado) as of December 31, 1997 and 1996, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (El Dorado) at December 31, 1997 and 1996, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1997 and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in our audit of the 1997 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1997 basic financial statements taken as a whole.


May 5, 1998















                   Cooper Tire & Rubber Company
                  Pre-Tax Savings Plan (El Dorado)

           Statements of Assets Available for Plan Benefits
                                                   December 31
                                               1997          1996
                                            ----------    ----------
Assets
Investments:
  Value of interest in Pooled Fund (Note 4)  $535,669      $394,428
  Cooper Tire & Rubber Company common stock    13,504        12,994
                                              -------       -------
                                              549,173       407,422

  Short-term investment                           195           153
                                              -------       -------
                                              549,368       407,575

Cash                                            7,769         6,515
Employer contribution receivable                8,196         9,295
                                              -------       -------
Assets available for plan benefits           $565,333      $423,385
                                              =======       =======

See accompanying notes.




































                      Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (El Dorado)

     Statements of Changes in Assets Available for Plan Benefits

                                              Year ended December 31
                                                1997          1996
                                             ----------    ----------
Additions:
  Cash contributions:
   Participants                              $148,260      $134,107
   Employer                                    20,715        22,554
                                              -------       -------
                                              168,975       156,661
  Investment income (loss):
   Net gain (loss) from Pooled Fund (Note 4)   83,578       (23,146)
   Net (depreciation) appreciation in fair
    value of Cooper Tire & Rubber Company
    common stock                                 (246)        1,263
   Dividends                                      129            96
   Interest                                        28            15
                                              -------       -------
                                               83,489       (21,772)
                                              -------       -------
Total additions                               252,464       134,889
Participants' withdrawals                    (110,516)      (52,072)
                                              -------       -------
Increase in assets available for
 plan benefits during the year                141,948        82,817

Assets available for plan benefits
 at beginning of year                         423,385       340,568
                                              -------       -------
Assets available for plan
 benefits at end of year                     $565,333      $423,385
                                              =======       =======

See accompanying notes.























                      Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (El Dorado)

                     Notes to Financial Statements

                      December 31, 1997 and 1996

1. Summary of Plan

The Cooper Tire & Rubber Company Pre-Tax Savings Plan (El Dorado)
(Plan), as amended and restated, is a defined contribution plan administered by a Plan Committee appointed by the plan sponsor, Cooper Tire & Rubber Company (the Company). Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #769, United Steelworkers of America AFL-CIO/CLC (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1997, 128 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:

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

  3) Cash with interest - contributions are placed in investment contracts with a diversified group of insurance companies, banks, and other financial institutions. This option may also include alternative investment contracts which are backed by high quality fixed income assets. All contracts have specific individual terms including interest rate and maturity date. Interest rates on contracts generally reset on a monthly or quarterly basis.

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

The Plan shall continue until April 27, 2000. Thereafter it shall renew itself for yearly periods unless written notice is given by the Company or the Union that it is desired to terminate or amend the Plan. The Company has reserved the right to amend the Plan at any time if such amendment is necessary to enable the Plan to meet the requirements of the IRC or the requirements of any governmental authority. If the Plan terminates, and a successor plan is not adopted, all assets will be distributed to participants in a lump sum.

No material amounts of withdrawals by participants, initiated on or before December 31, 1997 or 1996, were pending.


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

Investments

The Plan's investments are held by National City Bank as trustee under an agreement which directs the trustee to invest participants' contributions based on their investment elections. PSP contributions and income not yet invested in the options selected by the participant due to the "transaction period" as defined by the Plan, are invested in cash with interest investments.

Investments in common stock of Cooper Tire & Rubber Company (Company) are stated at quoted market values as determined on the last business day of the Plan year. Short-term investments are stated at cost which approximates fair value.

Certain investments of the Plan are combined with similar assets of the other defined contribution plans sponsored by the Company. The combined investments (Pooled Fund) are held by National City Bank as trustee and are valued at their fair value as determined by the trustee, except for fully benefit responsive investment contracts which are valued at contract value. At December 31, 1997 and 1996, the contract value of these contracts approximates fair value.

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


3. Income Tax Status

The Internal Revenue Service ruled September 9, 1996 that the Plan qualifies under Section 401(a) of the IRC and, therefore, the related trust is not subject to tax under present income tax law. Once qualified, the Plan is required to operate in conformity with the IRC and the Employee Retirement Income Security Act of 1974 to maintain its qualification. The Plan Committee is not aware of any course of action or series of events that have occurred that might adversely affect the Plan's qualified status.


4. Value of interest in Pooled Fund

The assets of the Cooper Tire & Rubber Company Pooled Fund are as
follows:
                                            December 31, 1997
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Armada Government
 Portfolio Fund            $  1,214,344  $(1,863,178) $(1,153,143) $ 1,315,449
Cooper Tire & Rubber
 Company Common Stock       185,112,135
Mutual funds:
 The Investment Company
  of America Fund                                      18,542,498
 The Washington Mutual
  Investors Fund                                                    28,034,543
Cash with Interest Fund:


(continued)
                                                                       6

*Allstate Life Insurance
  Company - 6.23% contract;
  matures August 16, 2004                  8,589,106
 New York Life Insurance
  Company - 7.65% contract;
  matures September 20, 2000               7,513,568
*John Hancock Mutual Life
  Insurance Company - 6.42%
  contract; matures May 1,
  2007                                     7,197,589
 Provident Life and Accident
  Insurance Company - 5.75%
  contract; matures
  January 30, 1998                         6,593,931
*Continental Assurance Company
  6.06% contract; matures
  January 1, 1998                          3,862,569
*Allstate Life Insurance
  Company - 5.95% contract;
  matures February 18, 2002                3,303,020
*Allmerica Financial Life
  Insurance Company - 6.81%
  contract; matures
  November 15, 2004                        3,259,691
*Peoples Security Life -
  6.89% contract; matures
  June 25, 2004                            3,026,927
*Caisse Des Depots (CDC) BRIC -
  6.15% contract; matures
  September 25, 2000                       2,987,570
*Peoples Security Life -
  6.08% contract; matures
  April 15, 1999                           1,997,156
 United of Omaha Life
  Insurance - 6.41% contract;
  matures August 2, 2000                   1,995,770
*Peoples Security Life -
  6.60% contract; matures
  August 25, 2004                          1,979,747
*Peoples Security Life -
  6.78% contract; matures
  March 15, 2002                           1,952,166
*Peoples Security Life -
  5.29% contract; matures
  December 17, 2001                        1,721,801
*Caisse Des Depots (CDC) BRIC -
  5.80%contract; matures
  December 16, 2002                        1,550,256
*Peoples Security Life -
  6.17% contract; matures
  July 16, 2001                            1,487,592
*Caisse Des Depots (CDC) BRIC -
  5.86% contract; matures
  May 31, 2000                             1,445,881
*Peoples Security Life -
  6.94% contract; matures
  January 26, 2004                         1,299,224
 Commonwealth Life Insurance
  Company - 3.66% contract;
  matures April 15, 1999                   1,269,427
 New York Life Insurance
  Company - 7.65% contract;
  matures April 19, 1999                   1,085,983
(continued)

*Peoples Security Life -
  5.40% contract; matures
  January 18, 2000                           859,422
*Peoples Security Life -
  5.80% contract; matures
  December 31, 1999                          654,404
*Peoples Security Life -
  5.24% contract; matures
  April 15, 1998                             589,726
                            -----------   ----------   ----------   ----------
Total assets               $186,326,479  $64,359,348  $17,389,355  $29,349,992
                            ===========   ==========   ==========   ==========

                                            December 31, 1996
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Armada Government
 Portfolio Fund            $  3,920,716  $ 2,549,491  $   131,992  $    77,455
Cooper Tire & Rubber
 Company Common Stock       154,672,046
Mutual funds:
 The Investment Company
  of America Fund                                      11,216,964
 The Washington Mutual
  Investors Fund                                                    16,458,231
Cash with Interest Fund:
 New York Life Insurance
  Company - 7.65% annuity
  contract; matures
  January 4, 2000                          6,979,869
 John Hancock Mutual Life
  Insurance Company - 8.47%
  annuity contract; matures
  October 31, 1997                         6,754,591
 Provident Life and Accident
  Insurance Company - 5.75%
  annuity contract; matures
  January 30, 1998                         6,235,476
*Provident Life and Accident
  Insurance Company - 6.17%
  annuity contract; matures
  August 15, 2000                          4,973,573
 Principal Mutual Life Insurance
  Insurance Company - 4.93%
  annuity contract; matures
  July 31, 1997                            4,211,797
*Allstate Life Insurance
  Company - 5.43% annuity
  contract; matures
  February 18, 2002                        3,124,695
*Allmerica Financial Life
  Insurance Company - 6.69%
  contract, matures
  November 15, 2004                        3,054,620

(continued)

*Caisse Des Depots (CDC) BRIC -
  6.15% annuity contract;
  matures September 25, 2000               2,987,598
*John Hancock Mutual Life
  Insurance Company - 6.35%
  annuity contract; matures
  May 1, 2007                              2,500,000
Commonwealth Life Insurance
  Company - 3.66% annuity
  contract; matures
  August 1, 1998                           2,449,214
*Peoples Security Life -
  5.29% annuity contract
  BDA-00217TR-3; matures
  December 17, 2001                        2,401,106
*Caisse Des Depots (CDC) BRIC -
  5.80% annuity contract;
  matures May 31, 2000                     2,260,633
 New York Life Insurance
  Company - 7.65% annuity
  contract; matures
  July 31, 1998                            2,010,797
*Peoples Security Life -
  6.08% annuity contract
  BDA-00217TR-1; matures
  December 15, 1999                        1,998,773
*Peoples Security Life -
  5.36% annuity contract
  BDA-00217TR-2; matures
  September 15, 1998                       1,998,062
 United of Omaha Life
  Insurance Company -
  variable rate annuity
  contract; matures
  August 2, 2000                           1,995,680
*Peoples Security Life -
  5.43% annuity contract
  BDA-00217TR-4; matures
  December 15, 1999                        1,671,599
*Peoples Security Life -
  6.17% annuity contract
  BDA-00217TR-5; matures
  August 15, 2001                          1,498,125
                            -----------   ----------   ----------   ----------
Total assets               $158,592,762  $61,655,699  $11,348,956  $16,535,686
                            ===========   ==========   ==========   ==========

*  Collateralized or synthetic guaranteed investment contract.

The average yield of the Cash with Interest Fund for the years ended December 31, 1997 and 1996 was 6.7% and 6.3%, respectively.

The value of the Plan's interest in the Pooled Fund is $535,669 at December 31, 1997 and $394,428 at December 31, 1996.

The Plan's interest in the Pooled Fund's assets at December 31 is as follows:
                                                1997         1996
                                                ----         ----
Cooper Tire & Rubber Company Common Stock Fund  0.2%         0.1%
Cash with Interest Fund                         0.3%         0.2%
The Investment Company of America Fund          0.1%         0.2%
The Washington Mutual Investors Fund            0.1%         0.2%


(continued)
                                                                       9

The net investment gain (loss) of the Cooper Tire & Rubber Company Pooled Fund is as follows:
                                       Year Ended December 31, 1997
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Interest                    $   113,940   $3,882,280   $   30,033  $   33,468
Dividends                     2,704,175                 1,804,968   2,222,234
Net realized and
 unrealized gain             38,049,952                 1,573,724   3,744,388
                             ----------    ---------    ---------   ---------
Net investment gain         $40,868,067   $3,882,280   $3,408,725  $6,000,090
                             ==========    =========    =========   =========

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
                             ==========    =========    =========   =========

The Plan's net investment gain from the Pooled Fund is $83,578 for the year ended December 31, 1997 and a net investment loss of $23,146 for the year ended December 31, 1996.

The net investment gain or loss of the Pooled Fund is allocated to each participating plan based on the percentage of that Plan's units in each Pooled Fund category.


5. Year 2000 Issue (unaudited)

The Plan Sponsor has developed and initiated its plans to address the possible exposures related to the impact of the Year 2000 on its systems and computer equipment. Key financial information and operational systems have been assessed and detailed plans have been implemented to address modifications required by December 31, 1999. The Plan Sponsor expects these modifications to be completed and tested by that time.

The Plan Sponsor has also initiated communications with the Plan's Trustee to ensure it has appropriate plans to resolve Year 2000 issues where failure of its systems could adversely affect the Plan's operations.



                                 Schedules

                      Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (El Dorado)
             Employer Identification #34-4297750; Plan #013

        Item 27a - Schedule of Assets Held for Investment Purposes

                             December 31, 1997

                                       Shares,    Cost (Plus
                                     Units, or      Accrued     Fair
  Description                        Face Amount   Interest)    Value
  -----------                        -----------  ----------   --------
*Cooper Tire & Rubber
  Company common stock                  554         $12,480    $13,504
                                                     ======     ======
Short-term investment:
*Armada Government Portfolio Fund       195         $   195    $   195
                                                     ======     ======

* Party-in-interest








































                       Cooper Tire & Rubber Company
                     Pre-Tax Savings Plan (El Dorado)
              Employer Identification #34-4297750; Plan #013

              Item 27d - Schedule of Reportable Transactions

                       Year Ended December 31, 1997

                                                      Sales
                                           -----------------------------
                                                    Cost (Plus
                                 Cost of              Accrued    Gain/
Description of Assets           Purchases  Proceeds  Interest)   (Loss)
----------------------          ---------  --------  ---------  --------
Armada Government
 Portfolio Fund                  $21,935    $21,893    $21,893    $   -
Cooper Tire & Rubber
 Company common stock             21,927          -          -        -



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


               Years ended December 31, 1997 and 1996





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

                     Report of Independent Auditors

Pre-Tax Savings Plan Committee
Cooper Tire & Rubber Company
 Pre-Tax Savings Plan (Bowling Green - Hose)

We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green - Hose) as of December 31, 1997 and 1996, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green
- Hose) at December 31, 1997 and 1996, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1997 and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in our audit of the 1997 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1997 basic financial statements taken as a whole.


May 5, 1998















                      Cooper Tire & Rubber Company
               Pre-Tax Savings Plan (Bowling Green - Hose)

             Statements of Assets Available for Plan Benefits
                                                   December 31
                                               1997          1996
                                            ----------    ----------
Assets
Investments:
  Value of interest in Pooled Fund (Note 4)  $880,991      $467,363
  Cooper Tire & Rubber Company common stock    27,056        26,031
                                              -------       -------
                                              908,047       493,394

  Short-term investment                         1,168             -
                                              -------       -------
                                              909,215       493,394

Cash                                           25,321         9,336
Employer contribution receivable               20,363        18,769
                                              -------       -------
Assets available for plan benefits           $954,899      $521,499
                                              =======       =======

See accompanying notes.




































                     Cooper Tire & Rubber Company
              Pre-Tax Savings Plan (Bowling Green - Hose)

      Statements of Changes in Assets Available for Plan Benefits

                                              Year ended December 31
                                                1997         1996
                                             ----------    ----------
Additions:
  Cash contributions:
   Participants                              $281,293      $246,085
   Employer                                    45,400        45,288
                                              -------       -------
                                              326,693       291,373
  Investment income (loss):
   Net gain (loss) from Pooled Fund (Note 4)  146,971       (19,262)
   Net (depreciation) appreciation in fair
    value of Cooper Tire & Rubber Company
    common stock                                 (446)        1,439
   Dividends                                      259           148
   Interest                                        56            21
                                              -------       -------
                                              146,840       (17,654)
                                              -------       -------
Total additions                               473,533       273,719

Participants' withdrawals                     (40,133)      (27,970)
                                              -------       -------
Increase in assets available for
 plan benefits during the year                433,400       245,749

Assets available for plan benefits
 at beginning of year                         521,499       275,750
                                              -------       -------
Assets available for plan
 benefits at end of year                     $954,899      $521,499
                                              =======       =======

See accompanying notes.






















                     Cooper Tire & Rubber Company
             Pre-Tax Savings Plan (Bowling Green - Hose)

                     Notes to Financial Statements

                      December 31, 1997 and 1996

1. Summary of Plan

The Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green -
Hose) (Plan), as amended and restated, is a defined contribution plan administered by a Plan Committee appointed by the plan sponsor, Cooper Tire & Rubber Company (the Company). Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #1152, United Steelworkers of America AFL-CIO/CLC (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1997, 238 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:

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

  3) Cash with interest - contributions are placed in investment contracts with a diversified group of insurance companies, banks, and other financial institutions. This option may also include alternative investment contracts which are backed by high quality fixed income assets. All contracts have specific individual terms including interest rate and maturity date. Interest rates on contracts generally reset on a monthly or quarterly basis.

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

The Plan shall continue until April 30, 2001. Thereafter it shall renew itself for yearly periods unless written notice is given by the Company or the Union that it is desired to terminate or amend the Plan. The Company has reserved the right to amend the Plan at any time if such amendment is necessary to enable the Plan to meet the requirements of the IRC or the requirements of any governmental authority. If the Plan terminates, and a successor plan is not adopted, all assets will be distributed to participants in a lump sum.

No material amounts of withdrawals by participants, initiated on or before December 31, 1997 or 1996, were pending.


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

Investments

The Plan's investments are held by National City Bank as trustee under an agreement which directs the trustee to invest participants' contributions based on their investment elections. PSP contributions and income not yet invested in the options selected by the participant due to the "transaction period" as defined by the Plan, are invested in cash with interest investments.

Investments in common stock of Cooper Tire & Rubber Company (Company) are stated at quoted market values as determined on the last business day of the Plan year. Short-term investments are stated at cost which approximates fair value.

Certain investments of the Plan are combined with similar assets of the other defined contribution plans sponsored by the Company. The combined investments (Pooled Fund) are held by National City Bank as trustee and are valued at their fair value as determined by the trustee, except for fully benefit responsive investment contracts which are valued at contract value. At December 31, 1997 and 1996, the contract value of these contracts approximates fair value.

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


3. Income Tax Status

The Internal Revenue Service ruled September 9, 1996 that the Plan qualifies under Section 401(a) of the IRC and, therefore, the related trust is not subject to tax under present income tax law. Once qualified, the Plan is required to operate in conformity with the IRC and the Employee Retirement Income Security Act of 1974 to maintain its qualification. The Plan Committee is not aware of any course of action or series of events that have occurred that might adversely affect the Plan's qualified status.


4. Value of interest in Pooled Fund

The assets of the Cooper Tire & Rubber Company Pooled Fund are as
follows:
                                           December 31, 1997
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Armada Government
 Portfolio Fund            $  1,214,344  $(1,863,178) $(1,153,143) $ 1,315,449
Cooper Tire & Rubber
 Company Common Stock       185,112,135
Mutual funds:
 The Investment Company
  of America Fund                                      18,542,498
 The Washington Mutual
  Investors Fund                                                    28,034,543
Cash with Interest Fund:


(continued)
                                                                       6

*Allstate Life Insurance
  Company - 6.23% contract;
  matures August 16, 2004                  8,589,106
 New York Life Insurance
  Company - 7.65% contract;
  matures September 20, 2000               7,513,568
*John Hancock Mutual Life
  Insurance Company - 6.42%
  contract; matures May 1,
  2007                                     7,197,589
 Provident Life and Accident
  Insurance Company - 5.75%
  contract; matures
  January 30, 1998                         6,593,931
*Continental Assurance Company
  6.06% contract; matures
  January 1, 1998                          3,862,569
*Allstate Life Insurance
  Company - 5.95% contract;
   matures February 18, 2002               3,303,020
*Allmerica Financial Life
  Insurance Company - 6.81%
  contract; matures
  November 15, 2004                        3,259,691
*Peoples Security Life -
  6.89% contract; matures
  June 25, 2004                            3,026,927
*Caisse Des Depots (CDC) BRIC -
  6.15% contract; matures
  September 25, 2000                       2,987,570
*Peoples Security Life -
  6.08% contract; matures
  April 15, 1999                           1,997,156
 United of Omaha Life
  Insurance - 6.41% contract;
  matures August 2, 2000                   1,995,770
*Peoples Security Life -
  6.60% contract; matures
  August 25, 2004                          1,979,747
*Peoples Security Life -
  6.78% contract; matures
  March 15, 2002                           1,952,166
*Peoples Security Life -
  5.29% contract; matures
  December 17, 2001                        1,721,801
*Caisse Des Depots (CDC) BRIC -
  5.80%contract; matures
  December 16, 2002                        1,550,256
*Peoples Security Life -
  6.17% contract; matures
  July 16, 2001                            1,487,592
*Caisse Des Depots (CDC) BRIC -
  5.86% contract; matures
  May 31, 2000                             1,445,881
*Peoples Security Life -
  6.94% contract; matures
  January 26, 2004                         1,299,224
 Commonwealth Life Insurance
  Company - 3.66% contract;
  matures April 15, 1999                   1,269,427
 New York Life Insurance
  Company - 7.65% contract;
  matures April 19, 1999                   1,085,983
(continued)

*Peoples Security Life -
  5.40% contract; matures
  January 18, 2000                           859,422
*Peoples Security Life -
  5.80% contract; matures
  December 31, 1999                          654,404
*Peoples Security Life -
  5.24% contract; matures
  April 15, 1998                             589,726
                            -----------   ----------   ----------   ----------
Total assets               $186,326,479  $64,359,348  $17,389,355  $29,349,992
                            ===========   ==========   ==========   ==========

                                            December 31, 1996
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Armada Government
 Portfolio Fund            $  3,920,716  $ 2,549,491  $   131,992  $    77,455
Cooper Tire & Rubber
 Company Common Stock       154,672,046
Mutual funds:
 The Investment Company
  of America Fund                                      11,216,964
 The Washington Mutual
  Investors Fund                                                    16,458,231
Cash with Interest Fund:
 New York Life Insurance
  Company - 7.65% annuity
  contract; matures
  January 4, 2000                          6,979,869
 John Hancock Mutual Life
  Insurance Company - 8.47%
  annuity contract; matures
  October 31, 1997                         6,754,591
 Provident Life and Accident
  Insurance Company - 5.75%
  annuity contract; matures
  January 30, 1998                         6,235,476
*Provident Life and Accident
  Insurance Company - 6.17%
  annuity contract; matures
  August 15, 2000                          4,973,573
 Principal Mutual Life Insurance
  Insurance Company - 4.93%
  annuity contract; matures
  July 31, 1997                            4,211,797
*Allstate Life Insurance
  Company - 5.43% annuity
  contract; matures
  February 18, 2002                        3,124,695
*Allmerica Financial Life
  Insurance Company - 6.69%
  contract, matures
  November 15, 2004                        3,054,620

(continued)

*Caisse Des Depots (CDC) BRIC -
  6.15% annuity contract;
  matures September 25, 2000               2,987,598
*John Hancock Mutual Life
  Insurance Company - 6.35%
  annuity contract; matures
  May 1, 2007                              2,500,000
Commonwealth Life Insurance
  Company - 3.66% annuity
  contract; matures
  August 1, 1998                           2,449,214
*Peoples Security Life -
  5.29% annuity contract
  BDA-00217TR-3; matures
  December 17, 2001                        2,401,106
*Caisse Des Depots (CDC) BRIC -
  5.80% annuity contract;
  matures May 31, 2000                     2,260,633
 New York Life Insurance
  Company - 7.65% annuity
  contract; matures
  July 31, 1998                            2,010,797
*Peoples Security Life -
  6.08% annuity contract
  BDA-00217TR-1; matures
  December 15, 1999                        1,998,773
*Peoples Security Life -
  5.36% annuity contract
  BDA-00217TR-2; matures
  September 15, 1998                       1,998,062
 United of Omaha Life
  Insurance Company -
  variable rate annuity
  contract; matures
  August 2, 2000                           1,995,680
*Peoples Security Life -
  5.43% annuity contract
  BDA-00217TR-4; matures
  December 15, 1999                        1,671,599
*Peoples Security Life -
  6.17% annuity contract
  BDA-00217TR-5; matures
  August 15, 2001                          1,498,125
                            -----------   ----------   ----------   ----------
Total assets               $158,592,762  $61,655,699  $11,348,956  $16,535,686
                            ===========   ==========   ==========   ==========

*  Collateralized or synthetic guaranteed investment contract.

The average yield of the Cash with Interest Fund for the years ended December 31, 1997 and 1996 was 6.7% and 6.3%, respectively.

The value of the Plan's interest in the Pooled Fund is $880,991 at December 31, 1997 and $467,363 at December 31, 1996.

The Plan's interest in the Pooled Fund's assets at December 31 is as follows:
                                                1997         1996
                                                ----         ----
Cooper Tire & Rubber Company Common Stock Fund  0.3%         0.2%
Cash with Interest Fund                         0.2%         0.1%
The Investment Company of America Fund          0.8%         0.6%
The Washington Mutual Investors Fund            0.5%         0.5%


(continued)
                                                                       9

The net investment gain (loss) of the Cooper Tire & Rubber Company Pooled Fund is as follows:
                                       Year Ended December 31, 1997
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Interest                    $   113,940   $3,882,280   $   30,033  $   33,468
Dividends                     2,704,175                 1,804,968   2,222,234
Net realized and
 unrealized gain             38,049,952                 1,573,724   3,744,388
                             ----------    ---------    ---------   ---------
Net investment gain         $40,868,067   $3,882,280   $3,408,725  $6,000,090
                             ==========    =========    =========   =========

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
                             ==========    =========    =========   =========

The Plan's net investment gain from the Pooled Fund is $146,971 for the year ended December 31, 1997 and a net investment loss of $19,262 for the year ended December 31, 1996.

The net investment gain or loss of the Pooled Fund is allocated to each participating plan based on the percentage of that Plan's units in each Pooled Fund category.


5. Year 2000 Issue (unaudited)


The Plan Sponsor has developed and initiated its plans to address the possible exposures related to the impact of the Year 2000 on its systems and computer equipment. Key financial information and operational systems have been assessed and detailed plans have been implemented to address modifications required by December 31, 1999. The Plan Sponsor expects these modifications to be completed and tested by that time.

The Plan Sponsor has also initiated communications with the Plan's Trustee to ensure it has appropriate plans to resolve Year 2000 issues where failure of its systems could adversely affect the Plan's operations.


                                 Schedules

                        Cooper Tire & Rubber Company
                 Pre-Tax Savings Plan (Bowling Green - Hose)
               Employer Identification #34-4297750; Plan #017

          Item 27a - Schedule of Assets Held for Investment Purposes

                              December 31, 1997

                                       Shares,    Cost (Plus
                                      Units, or     Accrued     Fair
  Description                        Face Amount   Interest)    Value
  -----------                        -----------  ----------   --------
*Cooper Tire & Rubber
  Company common stock                  1,110       $25,005    $27,056
                                                     ======     ======
Short-term investment:
*Armada Government Portfolio Fund       1,168       $ 1,168    $ 1,168
                                                     ======     ======


* Party-in-interest







































                        Cooper Tire & Rubber Company
                 Pre-Tax Savings Plan (Bowling Green - Hose)
               Employer Identification #34-4297750; Plan #017

               Item 27d - Schedule of Reportable Transactions

                       Year Ended December 31, 1997

                                                      Sales
                                           -----------------------------
                                                    Cost (Plus
                                 Cost of              Accrued    Gain/
Description of Assets           Purchases  Proceeds  Interest)   (Loss)
----------------------          ---------  --------  ---------  --------
Armada Government
 Portfolio Fund                  $41,690    $41,368    $41,368    $    -
Cooper Tire & Rubber
 Company common stock             42,997          -          -         -



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


                 Years ended December 31, 1997 and 1996





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

                        Report of Independent Auditors

Pre-Tax Savings Plan Committee
Cooper Tire & Rubber Company
 Pre-Tax Savings Plan (Bowling Green - Sealing)

We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green - Sealing) as of December 31, 1997 and 1996, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green
- Sealing) at December 31, 1997 and 1996, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1997 and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in our audit of the 1997 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1997 basic financial statements taken as a whole.


May 5, 1998















                        Cooper Tire & Rubber Company
                Pre-Tax Savings Plan (Bowling Green - Sealing)

               Statements of Assets Available for Plan Benefits
                                                   December 31
                                               1997          1996
                                            ----------    ----------
Assets
Investments:
  Value of interest in Pooled Fund (Note 4)  $800,061      $329,039
  Cooper Tire & Rubber Company common stock    28,836        12,979
                                              -------       -------
                                              828,897       342,018

  Short-term investment                           220           138
                                              -------       -------
                                              829,117       342,156

Cash                                           26,702         8,518
Employer contribution receivable               30,119        13,881
                                              -------       -------
Assets available for plan benefits           $885,938      $364,555
                                              =======       =======

See accompanying notes.




































                    Cooper Tire & Rubber Company
            Pre-Tax Savings Plan (Bowling Green - Sealing)

      Statements of Changes in Assets Available for Plan Benefits

                                              Year ended December 31
                                                1997         1996
                                             ----------    ----------
Additions:
  Cash contributions:
   Participants                              $401,926      $171,169
   Employer                                    56,789        27,145
                                              -------       -------
                                              458,715       198,314
  Investment income (loss):
   Net gain (loss) from Pooled Fund (Note 4)  114,027       (11,408)
   Net appreciation in fair value of
    Cooper Tire & Rubber Company
    common stock                                  736           875
   Dividends                                      171            81
   Interest                                        41            13
                                              -------       -------
                                              114,975       (10,439)
                                              -------       -------
Total additions                               573,690       187,875

Participants' withdrawals                    ( 52,307)      (10,487)
                                              -------       -------
Increase in assets available for
 plan benefits during the year                521,383       177,388

Assets available for plan benefits
 at beginning of year                         364,555       187,167
                                              -------       -------
Assets available for plan
 benefits at end of year                     $885,938      $364,555
                                              =======       =======

See accompanying notes.






















                    Cooper Tire & Rubber Company
           Pre-Tax Savings Plan (Bowling Green - Sealing)

                    Notes to Financial Statements

                      December 31, 1997 and 1996

1. Summary of Plan

The Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green - Sealing) (Plan), as amended and restated, is a defined contribution plan administered by a Plan Committee appointed by the plan sponsor, Cooper Tire & Rubber Company (the Company). Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #1042, United Steelworkers of America AFL-CIO/CLC (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1997, 246 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:

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

  3) Cash with interest - contributions are placed in investment contracts with a diversified group of insurance companies, banks, and other financial institutions. This option may also include alternative investment contracts which are backed by high quality fixed income assets. All contracts have specific individual terms including interest rate and maturity date. Interest rates on contracts generally reset on a monthly or quarterly basis.

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

The Plan shall continue until October 31, 2000. Thereafter it shall renew itself for yearly periods unless written notice is given by the Company or the Union that it is desired to terminate or amend the Plan. The Company has reserved the right to amend the Plan at any time if such amendment is necessary to enable the Plan to meet the requirements of the IRC or the requirements of any governmental authority. If the Plan terminates, and a successor plan is not adopted, all assets will be distributed to participants in a lump sum.

No material amounts of withdrawals by participants, initiated on or before December 31, 1997 or 1996, were pending.


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

Investments

The Plan's investments are held by National City Bank as trustee under an agreement which directs the trustee to invest participants' contributions based on their investment elections. PSP contributions and income not yet invested in the options selected by the participant due to the "transaction period" as defined by the Plan, are invested in cash with interest investments.

Investments in common stock of Cooper Tire & Rubber Company (Company) are stated at quoted market values as determined on the last business day of the Plan year. Short-term investments are stated at cost which approximates fair value.

Certain investments of the Plan are combined with similar assets of the other defined contribution plans sponsored by the Company. The combined investments (Pooled Fund) are held by National City Bank as trustee and are valued at their fair value as determined by the trustee, except for fully benefit responsive investment contracts which are valued at contract value. At December 31, 1997 and 1996, the contract value of these contracts approximates fair value.

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


3. Income Tax Status

The Internal Revenue Service ruled September 9, 1996 that the Plan qualifies under Section 401(a) of the IRC and, therefore, the related trust is not subject to tax under present income tax law. Once qualified, the Plan is required to operate in conformity with the IRC and the Employee Retirement Income Security Act of 1974 to maintain its qualification. The Plan Committee is not aware of any course of action or series of events that have occurred that might adversely affect the Plan's qualified status.


4. Value of interest in Pooled Fund

The assets of the Cooper Tire & Rubber Company Pooled Fund are as
follows:
                                             December 31, 1997
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Armada Government
 Portfolio Fund            $  1,214,344  $(1,863,178) $(1,153,143) $ 1,315,449
Cooper Tire & Rubber
 Company Common Stock       185,112,135
Mutual funds:
 The Investment Company
  of America Fund                                      18,542,498
 The Washington Mutual
  Investors Fund                                                    28,034,543
Cash with Interest Fund:


(continued)
                                                                       6

*Allstate Life Insurance
  Company - 6.23% contract;
  matures August 16, 2004                  8,589,106
 New York Life Insurance
  Company - 7.65% contract;
  matures September 20, 2000               7,513,568
*John Hancock Mutual Life
  Insurance Company - 6.42%
  contract; matures May 1,
  2007                                     7,197,589
 Provident Life and Accident
  Insurance Company - 5.75%
  contract; matures
  January 30, 1998                         6,593,931
*Continental Assurance Company
  6.06% contract; matures
  January 1, 1998                          3,862,569
*Allstate Life Insurance
  Company - 5.95% contract;
  matures February 18, 2002                3,303,020
*Allmerica Financial Life
  Insurance Company - 6.81%
  contract; matures
  November 15, 2004                        3,259,691
*Peoples Security Life -
  6.89% contract; matures
  June 25, 2004                            3,026,927
*Caisse Des Depots (CDC) BRIC -
  6.15% contract; matures
  September 25, 2000                       2,987,570
*Peoples Security Life -
  6.08% contract; matures
  April 15, 1999                           1,997,156
 United of Omaha Life
  Insurance - 6.41% contract;
  matures August 2, 2000                   1,995,770
*Peoples Security Life -
  6.60% contract; matures
  August 25, 2004                          1,979,747
*Peoples Security Life -
  6.78% contract; matures
  March 15, 2002                           1,952,166
*Peoples Security Life -
  5.29% contract; matures
  December 17, 2001                        1,721,801
*Caisse Des Depots (CDC) BRIC -
  5.80%contract; matures
  December 16, 2002                        1,550,256
*Peoples Security Life -
  6.17% contract; matures
  July 16, 2001                            1,487,592
*Caisse Des Depots (CDC) BRIC -
  5.86% contract; matures
  May 31, 2000                             1,445,881
*Peoples Security Life -
  6.94% contract; matures
  January 26, 2004                         1,299,224
 Commonwealth Life Insurance
  Company - 3.66% contract;
  matures April 15, 1999                   1,269,427
 New York Life Insurance
  Company - 7.65% contract;
  matures April 19, 1999                   1,085,983
(continued)

*Peoples Security Life -
  5.40% contract; matures
  January 18, 2000                           859,422
*Peoples Security Life -
  5.80% contract; matures
  December 31, 1999                          654,404
*Peoples Security Life -
  5.24% contract; matures
  April 15, 1998                             589,726
                            -----------   ----------   ----------   ----------
Total assets               $186,326,479  $64,359,348  $17,389,355  $29,349,992
                            ===========   ==========   ==========   ==========

                                            December 31, 1996
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Armada Government
 Portfolio Fund            $  3,920,716  $ 2,549,491  $   131,992  $    77,455
Cooper Tire & Rubber
 Company Common Stock       154,672,046
Mutual funds:
 The Investment Company
  of America Fund                                      11,216,964
 The Washington Mutual
  Investors Fund                                                    16,458,231
Cash with Interest Fund:
 New York Life Insurance
  Company - 7.65% annuity
  contract; matures
  January 4, 2000                          6,979,869
 John Hancock Mutual Life
  Insurance Company - 8.47%
  annuity contract; matures
  October 31, 1997                         6,754,591
 Provident Life and Accident
  Insurance Company - 5.75%
  annuity contract; matures
  January 30, 1998                         6,235,476
*Provident Life and Accident
  Insurance Company - 6.17%
  annuity contract; matures
  August 15, 2000                          4,973,573
 Principal Mutual Life Insurance
  Insurance Company - 4.93%
  annuity contract; matures
  July 31, 1997                            4,211,797
*Allstate Life Insurance
  Company - 5.43% annuity
  contract; matures
  February 18, 2002                        3,124,695
*Allmerica Financial Life
  Insurance Company - 6.69%
  contract, matures
  November 15, 2004                        3,054,620

(continued)

*Caisse Des Depots (CDC) BRIC -
  6.15% annuity contract;
  matures September 25, 2000               2,987,598
*John Hancock Mutual Life
  Insurance Company - 6.35%
  annuity contract; matures
  May 1, 2007                              2,500,000
Commonwealth Life Insurance
  Company - 3.66% annuity
  contract; matures
  August 1, 1998                           2,449,214
*Peoples Security Life -
  5.29% annuity contract
  BDA-00217TR-3; matures
  December 17, 2001                        2,401,106
*Caisse Des Depots (CDC) BRIC -
  5.80% annuity contract;
  matures May 31, 2000                     2,260,633
 New York Life Insurance
  Company - 7.65% annuity
  contract; matures
  July 31, 1998                            2,010,797
*Peoples Security Life -
  6.08% annuity contract
  BDA-00217TR-1; matures
  December 15, 1999                        1,998,773
*Peoples Security Life -
  5.36% annuity contract
  BDA-00217TR-2; matures
  September 15, 1998                       1,998,062
 United of Omaha Life
  Insurance Company -
  variable rate annuity
  contract; matures
  August 2, 2000                           1,995,680
*Peoples Security Life -
  5.43% annuity contract
  BDA-00217TR-4; matures
  December 15, 1999                        1,671,599
*Peoples Security Life -
  6.17% annuity contract
  BDA-00217TR-5; matures
  August 15, 2001                          1,498,125
                            -----------   ----------   ----------   ----------
Total assets               $158,592,762  $61,655,699  $11,348,956  $16,535,686
                            ===========   ==========   ==========   ==========

*  Collateralized or synthetic guaranteed investment contract.

The average yield of the Cash with Interest Fund for the years ended December 31, 1997 and 1996 was 6.7% and 6.3%, respectively.

The value of the Plan's interest in the Pooled Fund is $800,061 at December 31, 1997 and $329,039 at December 31, 1996.

The Plan's interest in the Pooled Fund's assets at December 31 is as follows:
                                                1997         1996
                                                ----         ----
Cooper Tire & Rubber Company Common Stock Fund  0.2%         0.1%
Cash with Interest Fund                         0.1%         0.1%
The Investment Company of America Fund          0.9%         0.5%
The Washington Mutual Investors Fund            0.5%         0.3%


(continued)
                                                                       9

The net investment gain (loss) of the Cooper Tire & Rubber Company Pooled Fund is as follows:
                                       Year Ended December 31, 1997
                            -------------------------------------------------
                            Cooper Tire                   The         The
                              & Rubber       Cash      Investment  Washington
                              Company        with      Company of    Mutual
                              Common       Interest     America     Investors
                             Stock Fund      Fund        Fund         Fund
                            ------------  -----------  ----------  ----------
Interest                    $   113,940   $3,882,280   $   30,033  $   33,468
Dividends                     2,704,175                 1,804,968   2,222,234
Net realized and
 unrealized gain             38,049,952                 1,573,724   3,744,388
                             ----------    ---------    ---------   ---------
Net investment gain         $40,868,067   $3,882,280   $3,408,725  $6,000,090
                             ==========    =========    =========   =========

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
                             ==========    =========    =========   =========

The Plan's net investment gain from the Pooled Fund is $114,027 for the year ended December 31, 1997 and a net investment loss of $11,408 for the year ended December 31, 1996.

The net investment gain or loss of the Pooled Fund is allocated to each participating plan based on the percentage of that Plan's units in each Pooled Fund category.


5. Year 2000 Issue (unaudited)

The Plan Sponsor has developed and initiated its plans to address the possible exposures related to the impact of the Year 2000 on its systems and computer equipment. Key financial information and operational systems have been assessed and detailed plans have been implemented to address modifications required by December 31, 1999. The Plan Sponsor expects these modifications to be completed and tested by that time.

The Plan Sponsor has also initiated communications with the Plan's Trustee to ensure it has appropriate plans to resolve Year 2000 issues where failure of its systems could adversely affect the Plan's operations.



                                Schedules

                          Cooper Tire & Rubber Company
                 Pre-Tax Savings Plan (Bowling Green - Sealing)
                 Employer Identification #34-4297750; Plan #016

           Item 27a - Schedule of Assets Held for Investment Purposes

                              December 31, 1997

                                       Shares,    Cost (Plus
                                     Units, or      Accrued     Fair
  Description                        Face Amount   Interest)    Value
  -----------                        -----------  ----------   --------
*Cooper Tire & Rubber
  Company common stock                  1,183       $26,650    $28,836
                                                     ======     ======
Short-term investment:
*Armada Government Portfolio Fund         220       $   220    $   220
                                                     ======     ======

* Party-in-interest








































                       Cooper Tire & Rubber Company
               Pre-Tax Savings Plan (Bowling Green - Sealing)
               Employer Identification #34-4297750; Plan #016

               Item 27d - Schedule of Reportable Transactions

                       Year Ended December 31, 1997

                                                      Sales
                                           -----------------------------
                                                    Cost (Plus
                                 Cost of              Accrued    Gain/
Description of Assets           Purchases  Proceeds  Interest)   (Loss)
----------------------          ---------  --------  ---------  --------
Armada Government
 Portfolio Fund                  $40,685    $40,603    $40,603   $    -
Cooper Tire & Rubber
 Company common stock             40,661          -          -        -



Note: The purchase and selling price for each reportable transaction represents its fair value at the time of acquisition or disposition.



































                                                                      12
                                    100