Form 10-Q
period 1998-06-30
COOPER TIRE & RUBBER CO
filed 1998-08-12
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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


                        Yes (X)              No (   )





              Number of shares of common stock of registrant outstanding at July 31, 1998:  77,442,158

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                       COOPER TIRE & RUBBER COMPANY
                   CONDENSED CONSOLIDATED BALANCE SHEETS
         (Dollar amounts in thousands; per-share amounts in dollars)
                                                    June 30,
                                                      1998      December 31,
                                                   (Unaudited)     1997
                                                  ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                      $   37,434     $   52,910
  Accounts receivable, less allowances
    of $5,503 ($4,791 in 1997)                      318,042        292,416
  Inventories at lower of cost (last-in,
    first-out) or market:
      Finished goods                                159,529        130,339
      Work in process                                20,666         22,650
      Raw materials and supplies                     29,059         38,695
                                                  ---------      ---------
                                                    209,254        191,684
  Prepaid expenses and deferred income taxes         20,426         17,602
                                                  ---------      ---------
        Total current assets                        585,156        554,612
Property, plant and equipment - net                 868,961        860,448
Intangibles and other assets                         82,428         80,896
                                                  ---------      ---------
                                                 $1,536,545     $1,495,956
LIABILITIES AND STOCKHOLDERS' EQUITY              =========      =========
Current liabilities:
  Notes payable                                  $   11,080     $   10,820
  Accounts payable                                   84,762        100,135
  Accrued liabilities                                95,008         82,446
  Income taxes                                          367          6,477
  Current portion of debt                               272            453
                                                  ---------      ---------
        Total current liabilities                   191,489        200,331
Long-term debt                                      205,282        205,525
Postretirement benefits other than pensions         148,726        144,566
Other long-term liabilities                          38,418         38,351
Deferred income taxes                                75,643         73,608
Stockholders' equity:
  Preferred stock, $1 par value; 5,000,000 shares
    authorized; none issued                               -              -
  Common stock, $1 par value; 300,000,000 shares
    authorized; 83,777,808 shares issued
    (83,760,308 in 1997)                             83,778         83,760
  Capital in excess of par value                      3,272          3,101
  Retained earnings                                 893,166        849,270
  Cumulative currency translation adjustment          1,775          2,448
  Minimum pension liability                          (4,753)        (4,753)
                                                  ---------      ---------
                                                    977,238        933,826
  Less:  5,000,000 common shares in
          treasury at cost                         (100,251)      (100,251)
                                                  ---------      ---------
         Total stockholders' equity                 876,987        833,575
                                                  ---------      ---------
                                                 $1,536,545     $1,495,956
                                                  =========      =========
See accompanying notes.

                      COOPER TIRE & RUBBER COMPANY
                   CONSOLIDATED STATEMENTS OF INCOME
               THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                             (UNAUDITED)
       (Dollar amounts in thousands; per-share amounts in dollars)

                                                 1998              1997
                                               --------          --------
Revenues:
  Net sales                                    $461,740          $463,993
  Other income                                      671               204
                                                -------           -------
                                                462,411           464,197
Costs and expenses:
  Cost of products sold                         378,467           379,608
  Selling, general and administrative            28,452            29,272
  Interest                                        3,764             4,961
                                                -------           -------
                                                410,683           413,841
                                                -------           -------
Income before income taxes                       51,728            50,356

Provision for income taxes                       19,392            18,850
                                                -------           -------
Net income                                       32,336            31,506

Other comprehensive income:
  Currency translation adjustment                  (889)            1,580
                                                -------           -------
Comprehensive income                           $ 31,447          $ 33,086
                                                =======           =======

Basic and diluted earnings per share               $.41              $.40
                                                    ===               ===

Weighted average number of
 shares outstanding (000's)                      78,850            78,792
                                                 ======            ======

Dividends per share                               $.095             $.085
                                                   ====              ====

See accompanying notes.

                      COOPER TIRE & RUBBER COMPANY
                   CONSOLIDATED STATEMENTS OF INCOME
                SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (UNAUDITED)
       (Dollar amounts in thousands; per-share amounts in dollars)

                                                 1998              1997
                                               --------          --------
Revenues:
  Net sales                                    $899,298          $843,525
  Other income                                    1,249               458
                                                -------           -------
                                                900,547           843,983
Costs and expenses:
  Cost of products sold                         741,937           695,521
  Selling, general and administrative            56,964            51,084
  Interest                                        7,613             6,652
                                                -------           -------
                                                806,514           753,257
                                                -------           -------
Income before income taxes                       94,033            90,726

Provision for income taxes                       35,172            34,070
                                                -------           -------
Net income                                       58,861            56,656

Other comprehensive income:
  Currency translation adjustment                  (673)            1,580
                                                -------           -------
Comprehensive income                           $ 58,188          $ 58,236
                                                =======           =======

Basic and diluted earnings per share               $.75              $.71
                                                    ===               ===

Weighted average number of
 shares outstanding (000's)                      78,849            79,587
                                                 ======            ======

Dividends per share                                $.19              $.17
                                                   ====              ====

See accompanying notes.

                       COOPER TIRE & RUBBER COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                              (UNAUDITED)
                     (Dollar amounts in thousands)
                                                1998            1997
                                              --------        --------
Operating activities:
  Net income                                  $ 58,861        $ 56,656
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation                               49,466          44,532
     Deferred income taxes                         973           4,823
Changes in operating assets
   and liabilities:
     Accounts receivable                       (26,301)        (44,515)
     Inventories and prepaid expenses          (20,490)        (33,612)
     Accounts payable and
      accrued liabilities                       (2,659)          6,190
     Postretirement benefits
      other than pensions                        3,735           3,583
     Other                                      (6,263)        (11,835)
                                               -------         -------
       Net cash provided by
        operating activities                    57,322          25,822
Investing activities:
  Property, plant and equipment                (58,207)        (49,927)
  Acquisition of business, net
   of cash acquired                                 -          (94,593)
  Other                                             27              10
                                               -------         -------
       Net cash used in investing
        activities                             (58,180)       (144,510)
Financing activities:
  Issuance of debt                               2,783         360,000
  Payment on debt                               (2,327)       (174,124)
  Purchase of treasury shares                        -         (54,117)
  Payment of dividends                         (14,965)        (13,457)
  Issuance of common shares                        189             573
                                               -------         -------
       Net cash provided by (used in)
        financing activities                   (14,320)        118,875

Effects of exchange rate changes on cash
  and cash equivalents                            (298)            384
                                               -------         -------

Changes in cash and cash equivalents           (15,476)            571

Cash and cash equivalents at
  beginning of year                             52,910          19,459
                                               -------         -------
Cash and cash equivalents at
  end of period                               $ 37,434        $ 20,030
                                               =======         =======
Cash payments for interest                    $  8,540        $  3,328
                                               =======         =======
Cash payments for income taxes                $ 40,552        $ 32,251
                                               =======         =======

See accompanying notes.

                     COOPER TIRE & RUBBER COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements at June 30, 1998 and for the three-month and six-month periods ended June 30, 1998 and 1997 are unaudited and include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and, therefore, do not contain all information and footnotes normally contained in annual financial statements; accordingly, they should be read in conjunction with the Financial Statements and notes thereto appearing in the Annual Report on Form 10-K of the Company for the year ended December 31, 1997.

2. The results of operations for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of those to be expected for the year ending December 31, 1998.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Net sales were down slightly for the second quarter of 1998 when compared to the second quarter of 1997, but were 6.6% higher for the first six months of 1998 when compared to the corresponding 1997 period. The Company's acquisition of Avon Tyres Limited of Melksham, England, now known as Cooper-Avon Tyres Limited (Cooper-Avon), was completed late in the first quarter of 1997 and contributed to the six-month increase. Other income was higher in both the second quarter and six months of 1998 as compared to the corresponding 1997 periods due to higher amounts of interest income.

Cost of products sold, as a percent of net sales, was higher for the quarter and unchanged for the six-month period as compared with the corresponding periods in 1997. Decreases in raw material costs and improvements in product mix continued to be offset by price concessions in the domestic and European tire replacement markets.

Selling, general and administrative expenses were lower for the three-month period and were higher for the six-month period compared to one year ago. As a percent of net sales, selling, general and administrative expenses were 6.2% and 6.3% for the 1998 and 1997 quarters and 6.3% and 6.1% for the six months of 1998 and 1997, respectively. The year-to-date increase reflects higher advertising costs and the inclusion of Cooper-Avon expenses.

Interest expense for the quarter and the six-month periods reflect differences in borrowing levels from the 1997 comparable periods.

Income before income taxes for the quarter increased 2.7% from one year ago and 3.7% for the year-to-date. The 1998 quarter was adversely impacted by the sales reduction. Both the quarter and six-month periods benefited from reductions in raw material costs and richer product mix which were partially offset by the continuation of intense price competition. Cooper-Avon operations during the quarter and year-to-date periods showed improvement due to cost-savings initiatives.

Working capital of $394 million is up $39 million since year-end and up $68 million from June 30, 1997. The current ratio of 3.1 is up from 2.2 at June 30, 1997 and is up from the 2.8 at December 31, 1997. Long-term debt, as a percent of total capitalization, decreased to 19% at the end of the quarter compared to 22.3% one year ago. The financial position of the Company at June 30, 1998 continues to be excellent.

The cash flows generated by operating activities of $57 million during the first six months of 1998 are higher than the $26 million for the six-month period one year ago due primarily to changes in accounts receivable and inventories. Investments in property, plant and equipment of $58 million are up $8 million from last year's levels. In 1997, investing activities reflect the acquisition of Cooper-Avon and financing activities reflect the issuance of $200 million of long-term public debt and the repurchase of the Company's common stock. The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements over the near term.

The Company has developed and initiated its plans to address the possible exposures related to the impact of the Year 2000 on its systems and computer equipment, including those involved in its manufacturing operations. Key financial information and operational systems have been assessed and detailed plans have been implemented to address modifications required by December 31, 1999. The Company is on schedule with its plans and expects these modifications to be completed and tested by that time. The financial impact of making the required changes will be comprised of internal costs, excluding the costs incurred to upgrade and replace systems and equipment in the normal course of business, and is not expected to be material to the Company's consolidated financial position or results of operations. The Company has also initiated communications with its significant suppliers to ensure they have appropriate plans to resolve Year 2000 issues where failure of their systems could adversely affect the Company's operations.

Certain information set forth herein may constitute forward-looking statements regarding events and trends which may affect the Company's future operating results and financial position. Actual results may differ materially as a result of factors over which the Company has no control. These risk factors and additional information are included in the Company's reports on file with the Securities and Exchange Commission.

Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

  (a)  The Company's Annual Meeting of Stockholders was held on May 5, 1998.

  (b) All of the nominees for directors, as listed below under (c) and on page 2 of the Company's Proxy Statement dated March 24, 1998, were elected. The following directors have terms of office which continued after the meeting.

                     Edsel D. Dunford         John F. Meier
                     John Fahl                Patrick W. Rooney
                     Deborah M. Fretz         John H. Shuey
                     Dennis J. Gormley

  (c) A description of each matter voted upon at that meeting is contained on pages 1 and 2 and pages 11 through 19 of the Company's Proxy Statement dated March 24, 1998, which pages are incorporated herein by reference.

       The number of votes cast by common stock holders with respect to each matter is as follows:

       Election of directors

                            Term    Affirmative Withheld              Broker
                         Expiration    Votes     Votes   Abstentions Non-votes
                         ---------- ----------- -------- ----------- ---------

       Arthur H. Aronson    2001    70,297,042 1,046,015      0          0
       Byron O. Pond        2001    70,410,378   932,679      0          0
       J. Alec Reinhardt    2001    70,435,957   907,100      0          0

                           Affirmative     Negative                   Broker
                              Votes         Votes     Abstentions    Non-Votes
                           -----------   ----------   -----------   ----------

   Proposal to approve
   and adopt the 1998
   Incentive Compensation
   Plan                     60,597,566    4,643,153      356,840     5,745,498

   Proposal to approve
   and adopt the 1998
   Employee Stock Option
   Plan                     63,541,984    1,684,461      371,114     5,745,498

   Proposal to approve and
   adopt the 1998 Non-Employee
   Directors Compensation
   Deferral Plan            62,610,593    2,437,463      549,504     5,745,497

   Stockholder proposal     29,417,663   34,755,894    1,050,943     6,118,557

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



August 12, 1998
---------------
    (Date)