Form 10-Q
period 1998-09-30
COOPER TIRE & RUBBER CO
filed 1998-11-13
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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


                        Yes (X)              No (   )





              Number of shares of common stock of registrant outstanding at October 30, 1998:  75,791,458

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                       COOPER TIRE & RUBBER COMPANY
                   CONDENSED CONSOLIDATED BALANCE SHEETS
         (Dollar amounts in thousands; per-share amounts in dollars)
                                                  September 30,
                                                      1998      December 31,
                                                   (Unaudited)     1997
                                                  ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                      $   22,822     $   52,910
  Accounts receivable, less allowances
    of $5,887 ($4,791 in 1997)                      337,682        292,416
  Inventories at lower of cost (last-in,
    first-out) or market:
      Finished goods                                140,094        130,339
      Work in process                                21,816         22,650
      Raw materials and supplies                     29,168         38,695
                                                  ---------      ---------
                                                    191,078        191,684
  Prepaid expenses and deferred income taxes         21,396         17,602
                                                  ---------      ---------
        Total current assets                        572,978        554,612
Property, plant and equipment - net                 874,905        860,448
Intangibles and other assets                         87,321         80,896
                                                  ---------      ---------
                                                 $1,535,204     $1,495,956
LIABILITIES AND STOCKHOLDERS' EQUITY              =========      =========
Current liabilities:
  Notes payable                                  $   12,201     $   10,820
  Accounts payable                                   99,502        100,135
  Accrued liabilities                               104,975         82,446
  Income taxes                                           83          6,477
  Current portion of debt                               279            453
                                                  ---------      ---------
        Total current liabilities                   217,040        200,331
Long-term debt                                      205,209        205,525
Postretirement benefits other than pensions         150,499        144,566
Other long-term liabilities                          38,521         38,351
Deferred income taxes                                77,250         73,608
Stockholders' equity:
  Preferred stock, $1 par value; 5,000,000 shares
    authorized; none issued                               -              -
  Common stock, $1 par value; 300,000,000 shares
    authorized; 83,779,658 shares issued
    (83,760,308 in 1997)                             83,780         83,760
  Capital in excess of par value                      3,283          3,101
  Retained earnings                                 915,855        849,270
  Cumulative currency translation adjustment          3,721          2,448
  Minimum pension liability                          (4,753)        (4,753)
                                                  ---------      ---------
                                                  1,001,886        933,826
  Less:  7,986,900 common shares in
          treasury at cost (5,000,000 in 1997)     (155,201)      (100,251)
                                                  ---------      ---------
         Total stockholders' equity                 846,685        833,575
                                                  ---------      ---------
                                                 $1,535,204     $1,495,956
                                                  =========      =========
See accompanying notes.

                      COOPER TIRE & RUBBER COMPANY
                   CONSOLIDATED STATEMENTS OF INCOME
             THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (UNAUDITED)
       (Dollar amounts in thousands; per-share amounts in dollars)

                                                 1998              1997
                                               --------          --------
Revenues:
  Net sales                                    $480,616          $480,572
  Other income                                      522               394
                                                -------           -------
                                                481,138           480,966
Costs and expenses:
  Cost of products sold                         400,670           400,477
  Selling, general and administrative            30,631            26,971
  Interest                                        3,745             4,624
                                                -------           -------
                                                435,046           432,072
                                                -------           -------
Income before income taxes                       46,092            48,894

Provision for income taxes                       16,063            17,770
                                                -------           -------
Net income                                       30,029            31,124

Other comprehensive income:
  Currency translation adjustment                 1,946            (1,308)
                                                -------           -------
Comprehensive income                           $ 31,975          $ 29,816
                                                =======           =======

Basic and diluted earnings per share               $.39              $.40
                                                    ===               ===

Weighted average number of
 shares outstanding (000's)                      77,103            78,833
                                                 ======            ======

Dividends per share                               $.095             $.085
                                                   ====              ====

See accompanying notes.

                      COOPER TIRE & RUBBER COMPANY
                   CONSOLIDATED STATEMENTS OF INCOME
              NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (UNAUDITED)
       (Dollar amounts in thousands; per-share amounts in dollars)

                                                 1998              1997
                                               --------          --------
Revenues:
  Net sales                                  $1,379,914        $1,324,097
  Other income                                    1,771               852
                                              ---------         ---------
                                              1,381,685         1,324,949
Costs and expenses:
  Cost of products sold                       1,142,607         1,095,998
  Selling, general and administrative            87,595            78,055
  Interest                                       11,358            11,276
                                              ---------         ---------
                                              1,241,560         1,185,329
                                              ---------         ---------
Income before income taxes                      140,125           139,620

Provision for income taxes                       51,235            51,840
                                              ---------         ---------
Net income                                       88,890            87,780

Other comprehensive income:
  Currency translation adjustment                 1,273               272
                                              ---------         ---------
Comprehensive income                         $   90,163        $   88,052
                                              =========         =========

Basic and diluted earnings per share              $1.14             $1.11
                                                   ====              ====

Weighted average number of
 shares outstanding (000's)                      78,267            79,336
                                                 ======            ======

Dividends per share                              $0.285            $0.255
                                                  =====             =====

See accompanying notes.

                       COOPER TIRE & RUBBER COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                              (UNAUDITED)
                     (Dollar amounts in thousands)
                                                1998            1997
                                              --------        --------
Operating activities:
  Net income                                  $ 88,890        $ 87,780
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation                               75,120          68,470
     Deferred income taxes                         698           4,368
Changes in operating assets
   and liabilities:
     Accounts receivable                       (43,972)        (39,828)
     Inventories and prepaid expenses           (2,637)        (19,148)
     Accounts payable and
      accrued liabilities                       21,631          14,886
     Postretirement benefits
      other than pensions                        5,258           5,482
     Other                                     (10,018)        (14,118)
                                               -------         -------
       Net cash provided by
        operating activities                   134,970         107,892
Investing activities:
  Property, plant and equipment                (88,756)        (72,529)
  Acquisition of business, net
   of cash acquired                                 -          (94,593)
  Other                                            312            (291)
                                               -------         -------
       Net cash used in investing
        activities                             (88,444)       (167,413)
Financing activities:
  Issuance of debt                              27,746         360,000
  Payment on debt                              (27,171)       (231,776)
  Purchase of treasury shares                  (54,950)        (54,117)
  Payment of dividends                         (22,304)        (20,140)
  Issuance of common shares                        202             829
                                               -------         -------
       Net cash provided by (used in)
        financing activities                   (76,477)         54,796

Effects of exchange rate changes on cash
  and cash equivalents                            (137)            357
                                               -------         -------

Changes in cash and cash equivalents           (30,088)         (4,368)

Cash and cash equivalents at
  beginning of year                             52,910          19,459
                                               -------         -------
Cash and cash equivalents at
  end of period                               $ 22,822        $ 15,091
                                               =======         =======
Cash payments for interest                    $ 16,472        $ 11,143
                                               =======         =======
Cash payments for income taxes                $ 57,179        $ 46,378
                                               =======         =======

See accompanying notes.

                     COOPER TIRE & RUBBER COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements at September 30, 1998 and for the three-month and nine-month periods ended September 30, 1998 and 1997 are unaudited and include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and, therefore, do not contain all information and footnotes normally contained in annual financial statements; accordingly, they should be read in conjunction with the Financial Statements and notes thereto appearing in the Annual Report on Form 10-K of the Company for the year ended December 31, 1997.

2. The results of operations for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of those to be expected for the year ending December 31, 1998.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net sales for the third quarter of 1998 were comparable to the third quarter of 1997 and were 4.2% higher for the first nine months of 1998 when compared to the corresponding 1997 period. The Company's acquisition of Avon Tyres Limited of Melksham, England, now known as Cooper-Avon Tyres Limited (Cooper-
Avon), was completed late in the first quarter of 1997 and contributed to the nine-month increase. Other income was higher in both the third quarter and nine months of 1998 as compared to the corresponding 1997 periods due to higher amounts of interest income.

Cost of products sold, as a percent of net sales, for both the quarter and nine-month periods was comparable to the corresponding periods in 1997. Decreases in raw material costs and improvements in product mix continued to be offset by price concessions in the domestic and European tire replacement markets.

Selling, general and administrative expenses were higher for both the three-month and nine-month periods compared to one year ago. As a percent of net sales, selling, general and administrative expenses were 6.4% and 5.6% for the 1998 and 1997 quarters and 6.4% and 5.9% for the nine months of 1998 and 1997, respectively. The quarter and nine-month increases reflect higher advertising costs.

Interest expense for the quarter period reflects a reduction in debt levels from the 1997 comparable period.

Income before income taxes for the quarter decreased 5.7% from one year ago and was comparable for the year-to-date. Both the quarter and nine-month periods benefited from reductions in raw material costs and richer product mix which were offset by the continuation of intense price competition. Cooper-Avon operations during the quarter and year-to-date periods showed improvement due to cost-savings initiatives.

For the nine months, the effective tax rate of 36.6% was lower than the 37.1% in 1997 due to foreign tax planning resulting in lower U.S. taxes. The effective tax rate for the quarter of 34.9% was lower than the 36.3% one year ago due to the nine-month impact of this benefit.

Working capital of $356 million is up slightly since year-end and up $10 million from September 30, 1997. The current ratio of 2.6 is comparable to September 30, 1997 but is down from the 2.8 at December 31, 1997. Long-term debt, as a percent of total capitalization, decreased to 19.5% at the end of the quarter compared to 21.8% one year ago. This decrease reflects both the retirement of debt in October 1997 and the repurchase of 3 million shares of the Company's common stock during the third quarter of 1998. The financial position of the Company at September 30, 1998 continues to be excellent.

In March 1997, the Company completed the repurchase of 5 million shares of its stock authorized by the Board of Directors in July 1996. In May 1997, the Board of Directors authorized the repurchase of up to an additional 5 million shares of the Company's common stock. The Company acquired 3 million shares during the third quarter under that authorization and is evaluating repurchase of the additional 2 million shares remaining.

The cash flows generated by operating activities of $135 million during the first nine months of 1998 are higher than the $108 million for the nine-month period one year ago due primarily to changes in inventories. Investments in property, plant and equipment of $89 million are up $16 million from last year's levels. In 1997, investing activities reflect the acquisition of Cooper-Avon. Financing activities in 1997 reflect the issuance of $200 million of long-term public debt and the repayment of commercial paper debt.

Funds used for stock repurchases approximated $55 million in both 1998 and 1997. The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements over the near term.

The Company has developed and initiated its plans to address the possible exposures related to the impact of the Year 2000 on its systems and computer equipment, including those involved in its manufacturing operations. The Year 2000 issue is the result of computer programs being written in the past using two digits rather than four to define the applicable year. Computer equipment and systems that have date-sensitive chips or code may not be able to correctly recognize a two-digit year in dates beyond December 31, 1999. The potential failure of systems and equipment around the world due to this logic on January 1, 2000 is possible.

The Company's key financial information and operational systems have been assessed and detailed plans have been implemented to address modifications required by December 31, 1999. The Company is on schedule with these plans, with more than 80% of its originally non-compliant systems and equipment now compliant, and expects remaining modifications to be completed and tested by September 1999. The Company will continue to monitor the need for contingency planning in the event it determines the remaining systems and equipment cannot be modified as expected.

The financial impact of making the required changes is comprised primarily of internal costs and estimated to be less than $3 million. These internal costs and other non-capital costs incurred to upgrade and replace systems have been expensed as incurred since 1997.

The Company is communicating with its significant suppliers and customers to ensure they have appropriate plans to resolve Year 2000 issues where failure of their systems could adversely affect the Company's operations. Contingency plans are being developed to address potential failures by these third parties. Certain electronic communication systems of the Company's trading partners have been tested and are compliant and the Company believes minimal risk exists for their failure on January 1, 2000.

The "most likely worst case scenario" for Year 2000 issues is the failure of the systems and equipment of other parties throughout the world which could result in the unavailability of global communications, financial resources, transportation, critical raw materials, energy, sales and other vital commercial systems. The Company's ability to maintain its operations on domestic and international levels could be disrupted by these failures until corrected. In the event the Company is unable to modify its remaining non-compliant systems and equipment, based upon currently available information, management believes no material adverse impact on its operations would result.

The Company does not anticipate adoption of the "euro" by the members of the European Union will have a material impact on the results of its operations, financial position or liquidity.

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

Part II.  OTHER INFORMATION

Item 6(a).  Exhibits.

     (27)  Financial Data Schedule

     (99) Press release dated November 11, 1998 regarding retirement of executive vice president and chief financial officer
           J. Alec Reinhardt

Item 6(b).  Reports on Form 8-K.

No Form 8-K has been filed.

                               INDEX TO EXHIBITS
                                  DESCRIPTION

Part II. Item 6(a).

  (27) Financial Data Schedule

  (99) Press release dated November 11, 1998 regarding retirement of executive vice president and chief financial officer J. Alec Reinhardt

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


                                             COOPER TIRE & RUBBER COMPANY




                                             /S/ J. Alec Reinhardt
                                             ---------------------
                                             J. Alec Reinhardt
                                             Executive Vice President
                                             and Chief Financial Officer
                                             (Principal Financial Officer)





                                             /S/ E. B. White
                                             -----------------
                                             E. B. White
                                             Corporate Controller
                                             (Principal Accounting Officer)



November 13, 1998
-----------------
    (Date)

                                                                       Part II
                                                                  Exhibit (99)

<LOGO>   COOPER TIRE & RUBBER COMPANY                             NEWS RELEASE
         Public Relations      Findlay, Ohio 45840      Phone:  (419) 423-1321
------------------------------------------------------------------------------
COMPANY CONTACT:  Patricia J. Brown                      FOR IMMEDIATE RELEASE
                  (419) 424-4370                             NOVEMBER 11, 1998

            COOPER ANNOUNCES RETIREMENT OF EXECUTIVE VICE PRESIDENT
            -------------------------------------------------------
                 AND CHIEF FINANCIAL OFFICER J. ALEC REINHARDT
                 ---------------------------------------------

FINDLAY, OHIO, November 11, 1998-COOPER TIRE & RUBBER COMPANY (NYSE:CTB) today announced that J. Alec Reinhardt, executive vice president, chief financial officer and director, has indicated his intention to take early retirement effective in February, 1999. Patrick W. Rooney, chairman and chief executive officer, said the company is reviewing internal and external candidates and expects to fill the position in time to effect a smooth transition of duties.

Rooney commented, "Alec Reinhardt has been a key leader at Cooper for more than two decades. He has done an outstanding job and has made a valuable contribution throughout his career with the company. Even though we have accepted his retirement request, we are sorry to see him leave. We wish him well as he begins a new stage in life, but will certainly miss his knowledge, leadership and guidance."

Reinhardt, 56, joined the company in 1976 serving as general counsel through 1983 and as chief financial officer and a director since 1983. In addition, he was elected executive vice president of the company in 1991. In that capacity his responsibilities have included oversight of the Cooper engineered products operations and the treasury, accounting, personnel, purchasing and information systems functions. Reinhardt, who is the longest serving current member of Cooper's board of directors stated that he takes immense pride in having participated in the seven-fold growth of Cooper during his tenure and the company's rise to national and international prominence.

Reinhardt is a graduate of the University of Cincinnati with a B.S.E.E. degree and has earned M.B.A. and J.D. degrees from the Ohio State University. He is a trustee of the Blanchard Valley Health Association and a director of the Fifth Third Bank of Northwestern Ohio, N.A.

Founded in 1914, Cooper Tire & Rubber Company is a leading manufacturer of tires and engineered rubber products. For more information on the company, visit the company's web site at www.coopertire.com.