Form 10-K405
period 1998-12-31
COOPER TIRE & RUBBER CO
filed 1999-03-19
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                              FORM 10-K
(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________to________

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

State the aggregate market value of the voting stock held by non-
affiliates of the registrant (computed by reference to the closing price on the Composite Tape for securities listed on the New York Stock
Exchange as of March 8, 1999).                           $1,516,705,360

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             (Class)                     (Outstanding at March 8, 1999)
  Common Stock, $1 par per share                   75,835,268

                  DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

             Proxy statement dated March 23, 1999 - Part III

                EXHIBIT INDEX appears on pages 18 and 19

Part I

Item 1. BUSINESS

Products and Sales

   The primary business of Cooper Tire & Rubber Company ("Cooper" or "Company") is the conversion of natural and synthetic rubbers into a variety of carbon black reinforced rubber products. The Company manages its business as two operating segments. Tire Operations manufactures and markets automobile, truck and motorcycle tires and inner tubes. Engineered Products Operations produces and markets vibration control systems, automotive sealing and hose and hose assemblies. Additional information on the Company's operating segments and products appears in the Business Segments note to the Financial Statements on pages 37 through 39 and in Exhibit (13) of this Annual Report of Form 10-K.

   Tire Operations sells its products in the replacement tire market domestically and internationally to independent dealers, wholesale distributors and large retail chains. Independent dealers and distributors accounted for approximately 71.5 percent of all replacement passenger tires sold in the United States in 1998. During 1997 and 1996 this share approximated 71 and 69.5 percent, respectively. Cooper has an efficient distribution system to serve its markets for replacement passenger and truck tires.

   In January 1999 the Company completed the acquisition of Dean Tire of Louisville, Kentucky. Dean had been a private brand supplier of a full line of passenger, light truck and medium radial truck tires to independent dealers in North America for 75 years. The Company had been the sole supplier to Dean since 1966.

   On February 11, 1999 the Company announced formation of a strategic alliance with the Pirelli Group of Milan, Italy (Pirelli). This new joint venture, based on contractual arrangements only with no joint share holding, will combine the best resources of both companies to improve their competitiveness in the North and South American replacement tire markets. The Company will act as Pirelli's agent to manage the sales and distribution of all Pirelli passenger and light truck tires in the U.S.A., Canada and Mexico replacement markets, capitalizing on its dealer relationships and manufacturing efficiency and Pirelli's brand awareness, technological capability and expertise in the performance tire arena. Future plans include an agreement for Pirelli to market and distribute Cooper brand tires in South America.

   Engineered Products Operations engineers and manufactures rubber parts for automotive vehicle manufacturers. The Company's engineering and marketing personnel work closely with these customers to assist in the design and development of rubber products to meet their changing requirements.

   Additional information on the Company's marketing and distribution appears in Exhibit (13) of this Annual Report on Form 10-K.

   North American vehicle manufacturers experienced a 1% decrease in total production of light vehicles in 1998. The Company's sales of engineered rubber products are generally linked to light vehicle production. Growth in customer demand for the Company's engineered rubber products was excellent in 1998 and 1997 as new contracts continued to be won for new platforms and the Company's share of business increased on many of the top-selling vehicles in the U.S. market. The Company is an authorized supplier to virtually every automobile manufacturer in the United States and Canada.

(continued)
                                   2

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

   During 1998 Cooper's ten largest customers accounted for approximately 53 percent of total sales. Tire Operations' revenues derived from one customer, Sears, Roebuck and Co., approximated 12 and 17 percent of consolidated net sales in 1997 and 1996. The amount of backlog of orders for the Company's products at any given time is usually small in relation to annual sales and is, therefore, of little value in forecasting sales or earnings for the current or succeeding years.

   The Company successfully operates in a competitive industry. A number of its competitors are larger than the Company. The Company's sales of automobile and truck tires in 1998 represented approximately 12 percent of all domestic, original equipment and replacement tire sales. On the basis of North American tire manufacturing capacity the Company believes it ranks fourth among sixteen generally recognized producers of new tires. According to a recognized trade source the Company ranked eighth in worldwide tire sales based on 1997 estimated sales volumes. Sales of the Company's tire products are affected by factors which include price, quality, availability, technology, warranty, credit terms and overall customer service.

Raw Materials

   The primary raw materials used by the Company include synthetic and natural rubbers, polyester and nylon fabrics, steel tire cord and carbon black, which the Company acquires from multiple sources to provide greater assurance of continuing supplies for its manufacturing operations. The Company did not experience any significant raw material shortages in 1998, nor have any shortages been experienced in the opening months of 1999.

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

(continued)

Research, Development and Product Improvement

   Cooper generally directs its research activities toward product development, improvements in quality, and operating efficiency. A significant portion of basic research for the rubber industry is performed by raw material suppliers. The Company participates in such research with its suppliers. Cooper has approximately 304 full-time employees engaged in research and development programs. Research and development expenditures amounted to approximately $29,200,000 in 1998, $21,700,000 in 1997, and $19,700,000 in 1996.

   The Company is a leader in the application of computer technology to the development of new tire products and engineered automotive products. The use of computer-aided design and sophisticated modeling programs reduce Cooper's product development costs and the time necessary to bring new products to market. The Company recently signed a product and technology agreement with the MacNeal-Schwendler Corporation to create an advanced tire design and modeling system. The Company also forms strategic alliances with universities, research firms and high-tech manufacturers to collaborate on new product development, particularly in engineered automotive products. The ability to offer complete component design services and full vehicle analysis to automotive customers increases the Company's value as a partner in product design and development.

   The Company continues to actively develop new passenger and truck tires. Cooper conducts extensive testing of current tire lines, as well as new concepts in tire design and construction. During 1998 approximately 58 million miles of tests were performed on indoor test wheels and in monitored road tests. Ground was broken mid-year for a new tire and vehicle test track in southern Texas. Located on a 900-acre site near San Antonio, the Tire & Vehicle Test Center will contain a one-mile road course, a two-mile ride evaluation course and a 14-acre vehicle dynamics area for wet testing. The new track will provide additional flexibility and capability for the development of new products and enhance the company's speed-to-market. Uniformity equipment is used to physically monitor radial passenger, light truck and medium truck tires for high standards of quality. The Company continues to design and develop specialized equipment to fit the precise needs of its manufacturing and quality control requirements.

   Additional information on the Company's research, development and product improvement programs appears in Exhibit (13) of this Annual Report on Form 10-K.

Patents, Intellectual Property and Trademarks

   The Company owns and/or has licenses to use patents and intellectual property covering various aspects in the design and manufacture of its products and in processes and equipment for the manufacture of its products. While the Company believes these assets as a group are of material importance, it doesn't consider any one asset or group of these assets to be of such importance that the loss or expiration thereof would materially affect its business considered as a whole or the business of either of its segments.

   The Company owns and uses trademarks worldwide. While the Company believes such trademarks as a group are of importance, the only trademarks the Company considers material to its business are those using the words "Cooper", "Mastercraft" and "Avon". The Company believes all of its significant trademarks are valid and will have unlimited duration as long as they are adequately protected and appropriately used.

Environmental Matters

   Cooper recognizes the importance of compliance in environmental matters and has an organization structure to supervise environmental activities, planning and programs. The Company also participates in activities concerning general industry environmental matters.

Cooper's manufacturing facilities, in common with those of the industry generally, are subject to numerous laws and regulations designed to protect the environment. In general, the Company has not experienced difficulty in complying with these requirements and believes they have not had a material adverse effect on its financial condition or the results of its operations. The Company expects that additional requirements with respect to environmental control facilities and waste disposal will be imposed in the future.

   The Company has been named in environmental matters asserting potential joint and several liability for past and future cleanup, state and Federal claims, site remediation, and attorney fees. The Company has determined that it has no material liability for these matters. The Company's 1998 expense and capital expenditures for environmental control at its facilities were not material, nor is it estimated that expenditures in 1999 for such uses will be material.

Seasonal Trends

   There is a year-round demand for passenger and truck replacement tires, but passenger replacement tire sales are generally strongest during the second and third quarters of the year. Winter tires are sold principally during the months of August through November. Engineered rubber product sales to automotive customers are lowest during the months prior to model changeover.

Employee Relations

   As of December 31, 1998, the Company employed 10,766 persons world-wide, of whom 5,518 were salaried employees. Union contracts covering domestic hourly employees include, among other things: wages, hours, grievance procedures, checkoff, seniority and working conditions. The United Steelworkers of America (AFL-CIO/CLC) represents production and maintenance employees at each of the following domestic Company plants:

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

(continued)

   Substantially all domestic employees are covered by hospital and surgical, group life, and accident and sickness benefit plans.
Employees in England and Mexico are covered by their national health care plans. The Company has various trusteed retirement income plans which cover most domestic and United Kingdom employees and retirees. Substantially all domestic retirees are covered by hospital and surgical and group life benefit plans. See "Notes to Financial Statements" on pages 27 through 39 of this Annual Report on Form 10-K for additional information as to pension costs and funding and postretirement benefits.

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

3500 Washington Rd.                    Tire plant and regional    Owned
Texarkana, AR 71854                    distribution center

1689 South Green St.                   Tire plant and regional    Owned/
Tupelo, MS 38801                       distribution center        Leased

6340 Artesia Blvd.                     Regional distribution      Owned
Buena Park, CA 90620                   center

231 Docks Corner Road                  Regional distribution      Leased
Dayton, NJ 08810                       center

1300 Lunt Avenue                       Regional distribution      Owned
Elk Grove Village, IL 60007            center


(continued)

4200-D Industry Drive                  Regional distribution      Leased
Fife, WA 98424                         center

1625 Lake Cascades Parkway             Regional distribution      Owned
Findlay, OH 45840                      center

1026 North Century Ave.                Regional distribution      Leased
Kansas City, MO 64120                  center

3601 Dryden Road                       Regional distribution      Owned
Moraine, OH 45439                      center

LATIN AMERICA

Victoria Norte 2707                    Engineered Products plant  Owned
Piedras Negras, Mexico, C.P. 26010

EUROPE

11 Rue du Four St. Jacques             Regional distribution      Leased
60200 Compiegne, France                center

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


Item 3.  LEGAL PROCEEDINGS

   Cooper is a defendant in many unrelated actions in Federal and state courts throughout the United States. In a number of such cases the plaintiffs allege violations of state and Federal laws, breach of contract and product liability and assert damages of many thousands of dollars. The Company self-insures product liability losses up to $2,250,000 per occurrence with an annual aggregate of $6,000,000. In addition, Cooper carries Excess Liability Insurance which provides protection with respect to product liability losses in excess of the self-insured amounts. While the outcome of litigation cannot be predicted with any certainty, the Company believes the pending claims and lawsuits against it should not have a material adverse effect on its financial condition, results of its operations, or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1998.

Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

   Cooper Tire & Rubber Company common stock is traded on the New York Stock Exchange under the symbol CTB. Information concerning the Company's common stock and related security holder matters (including dividends) is presented on pages 9, 23, 27, 29 through 32 and 41 of this Annual Report on Form 10-K.

Item 6. SELECTED FINANCIAL DATA
(Dollar amounts in thousands except per-share amounts)

                                    Income
                                    Before                      Earnings
          Net     Gross  Operating  Income   Income   Net      Per  Share
         Sales    Profit  Profit    Taxes    Taxes   Income  Basic  Diluted
       ---------  ------ ---------  -------  ------  ------  -----  -------
1998  $1,876,125 $330,636 $209,806 $198,217 $71,250 $126,967 $1.64   $1.64
1997   1,813,005  314,573  209,041  194,792  72,381  122,411  1.55    1.55
1996   1,619,345  252,796  172,922  172,092  64,208  107,884  1.30    1.30
1995   1,493,622  250,727  176,931  180,070  67,250  112,820  1.35    1.35
1994   1,403,243  277,265  208,517  208,119  79,600  128,519  1.54    1.53
1993   1,193,648  228,295  166,013  164,250  62,040  102,210  1.22    1.22
                                         Net
       Stock-                          Property, Capital              Long-
       holders'    Total    Working    Plant &   Expend-   Deprecia-  term
       Equity      Assets   Capital    Equipment  itures     tion     Debt
       ------      ------   -------    ---------  ------    -------   ----
1998  $867,936  $1,541,275  $376,485   $885,282  $131,533 $101,899 $205,285
1997   833,575   1,495,956   354,281    860,448   107,523   94,464  205,525
1996   786,612   1,273,009   256,130    792,419   193,696   76,820   69,489
1995   748,799   1,143,701   272,216    678,876   194,894   63,313   28,574
1994   662,077   1,039,731   303,103    549,601    78,449   55,603   33,614
1993   550,186     889,584   204,857    527,949   117,249   46,352   38,729
     Return on
     Beginning   Return On  Return On
     Invested    Beginning  Beginning Current  Pretax  Effective  Return On
     Capital(a)   Equity     Assets    Ratio   Margin   Tax Rate    Sales
     ----------  ---------  --------- -------  ------  ---------  ---------
1998    20.5%      15.2%      8.5%     3.0     10.6%     35.9%      6.8%
1997    24.6       15.6       9.6      2.8     10.7      37.2       6.8
1996    22.4       14.4       9.4      2.4     10.6      37.3       6.7
1995    26.0       17.0      10.9      2.7     12.1      37.3       7.6
1994    35.8       23.4      14.4      3.0     14.8      38.2       9.2
1993    32.1       21.7      12.8      2.6     13.8      37.8       8.6


(continued)





                                                Common      Common
        Long-term         Equity    Dividends   Shares      Shares
         Debt to           Per        Per       Average    Year End
      Capitalization      Share      Share       (000)      (000)
      --------------     -------   ---------   --------   ---------
1998      19.1%           $11.45     $.39        77,598      75,791
1997      19.8             10.58      .35        79,128      78,760
1996       8.1              9.67      .31        83,214      81,367
1995       3.7              8.95      .27        83,646      83,662
1994       4.8              7.92      .23        83,623      83,634
1993       6.6              6.58      .20        83,550      83,582
        Number                                                   Price/
          of                                    Stock Price      Earnings
        Stock-     Number of    Research &     -------------     Average
        holders    Employees    Development     High     Low     Ratio
        -------    ---------    -----------     ----     ---     -------
1998     4,809     10,766        $29,200       $26.25  $15.44     12.7
1997     5,281     10,456         21,700        28.44   18.00     15.0
1996     5,991      8,932         19,700        27.25   18.00     17.4
1995     6,721      8,284         16,000        29.63   22.25     19.2
1994     7,623      7,815         14,700        29.50   21.63     16.6
1993     8,096      7,607         15,100        39.63   20.00     24.4

(a) Earnings before interest and income taxes divided by long-term debt plus stockholders' equity.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The financial position of the Company continues to be excellent. Strong operating cash flows contributed to growing financial strength and provided funds for investment in productivity, product quality, technology development and expansion.
   Working capital increased to $376 million at year-end 1998 compared from $354 million one year earlier. A current ratio of 3.0 to one indicates a very strong liquidity position and is up from the year-end 1997 current ratio of 2.8 to one.
   Total inventories at $186 million were down from $192 million at year-end 1997. Finished goods inventories reflect an increase in tire inventories required to support new customers, offset by a reduction in engineered products inventories. The engineered products inventory at the end of 1997 reflected increases required by certain customers during negotiations of labor contracts which took place late in the year.
   Investments in property, plant and equipment were $132 million in 1998, $108 million in 1997, and $194 million in 1996. The acquisition of Avon Tyres Limited, renamed Cooper-Avon Tyres Limited (Cooper-Avon), of Melksham, England was completed in March 1997 for $97 million. Capital expenditures in 1999 are anticipated to exceed the level of 1998 due to increased investments in capacity, technology and information systems. The Company's capital expenditure commitments approximated $22 million at December 31, 1998. Funding for these expenditures will be available from operating cash flows with additional funding available, if needed, under the Company's existing commercial paper program, credit agreement and informal lines of credit.
   Intangibles and other assets increased $6 million due to amounts related to pension accounting.
   Long-term debt at $205 million is comparable to the 1997 level. The Company issued $200 million of 7 5/8 percent notes in March 1997 for the acquisition of Cooper-Avon and the repurchase of its common stock. In October 1997 the Company retired the 9 percent senior notes due in 2001. Long-term debt, as a percent of total capitalization, is 19.1 percent at December 31, 1998 compared to 19.8 percent one year earlier. The Company has an agreement with four banks authorizing borrowings up to $150 million on a long-term basis through October 31, 2002 and $100 million on a short-term basis, with interest at varying rates. The credit facility provides for borrowings in foreign currencies and supports issuance of commercial paper. The proceeds may be used for general corporate purposes.
   The Company has been named in environmental matters asserting potential joint and several liability for past and future cleanup, state and Federal claims, site remediation, and attorney fees. The Company has determined that it has no material liability for these matters. In addition, the Company is a defendant in unrelated product liability actions in Federal and state courts throughout the United States in which plaintiffs assert monetary damages. While the outcome of litigation cannot be predicted with certainty, the Company believes the pending claims and lawsuits against it should not have a material adverse effect on its financial condition, results of operations, or cash flows.
   Stockholders' equity grew to $868 million at year end, reflecting a net increase of $34 million from December 31, 1997. During 1998 the retention of earnings, after payment of dividends, added $97 million to stockholders' equity. The impact of cumulative foreign currency translation and the exercise of stock options also contributed to the increase. Stockholders' equity was reduced by $55 million during the year for the repurchase of nearly 3 million shares of the Company's common stock, and by $8 million for adjustment of the minimum pension

(continued)
liability primarily resulting from the change in the discount rate assumption from 7.5 percent to 7 percent. Stockholders' equity per share was $11.45 at year-end 1998, an increase of 8 percent over $10.58 per share at year-end 1997.

Results of Operations

Net sales increased 3.5 percent in 1998 to a record $1.9 billion. This followed a 12 percent increase in sales in 1997 from 1996 due, in part, to the inclusion of Cooper-Avon's operations during the last three quarters of 1997.
   Tire operations' sales of $1.4 billion in 1998 were slightly ahead of 1997. Sales in 1997 increased more than 10 percent from $1.3 billion in 1996 reflecting strong demand and the acquisition of Cooper-Avon in March. Shipments of the Company's tires increased at a greater rate than the industry in 1997 and were strong in 1998 despite the loss of units due to the sale of a large retail customer in late 1997 and the restructuring of a mass merchandiser customer's business.
   Engineered products operations' sales reached almost $432 million in 1998, a 16.8 percent increase over 1997. This followed an 18.9 percent sales increase in 1997 from 1996. Growth in customer demand for the Company's engineered rubber products was excellent in 1998 and 1997 as new contracts continued to be won for new platforms and the Company's share of business increased on many of the top-selling vehicles in the U.S. market.
   These achievements were accomplished in an environment of continued discounting in the tire replacement market and annual price concessions to automotive manufacturers and Tier I suppliers.
   Gross profit, as a percent of net sales, was 17.6 percent in 1998 compared to 17.3 percent in 1997 and 15.6 percent in 1996. During 1998, decreases in raw material costs and improvements in product mix were partially offset by price discounting and concessions. The Company anticipates no significant changes in raw material costs during 1999.
In 1997, capacity utilization was maintained at high levels and technology improvements yielded greater efficiencies compared to 1996. However, decreases in raw material costs during 1997 were offset by price discounting and concessions. In 1996, intense pricing pressure in the replacement tire industry and historically high cost levels for raw materials contributed to lower gross margins.
   Increases in 1998 selling, general and administrative expenses from 1997 levels were attributable to expanded advertising programs and the inclusion of a full year of operations for Cooper-Avon. As a percent of net sales, these expenses were 6.4 percent in 1998, 5.8 percent in 1997 and 4.9 percent in 1996. Selling, general and administrative expenses in 1997 were higher than 1996 levels reflecting the inclusion of nine months of Cooper-Avon's operations and increased advertising expense.
   Interest expense in 1998 was lower than in 1997 due to the retirement of the 9 percent notes in October 1997. The increase in interest expense in 1997 from 1996 reflects increased borrowings and lower amounts of capitalized interest.
   Segment profit, defined as income before income taxes and other non-operating items, was $194.6 million in 1998, $193.4 million in 1997 and $171.3 million in 1996. Corporate interest and administrative costs are allocated to the operations of each segment. For the engineered products operations, segment profit of $51.8 million increased 19.3% in 1998 from 1997, and at $43.4 million in 1997 increased 40.1 percent from 1996. The segment profit for tire operations in 1998 of $142.8 million declined 4.8 percent from 1997, and at $150 million in 1997 increased
6.9 percent from 1996.
   The effective income tax rate of 35.9 percent in 1998 is lower than the 37.2 percent in 1997 and the 37.3 percent in 1996 as a result of foreign tax initiatives.

(continued)

   Net income increased 3.7 percent to a record $127 million in 1998 from $122 million in 1997. This improvement followed a 13.5 percent net income increase in 1997 from 1996. Basic and diluted earnings per share were $1.64 in 1998, $1.55 in 1997 and $1.30 in 1996. Earnings per share in 1998 and 1997 were favorably impacted by the Company's repurchase of 8 million shares of its common stock since September 1996.
   Cooper-Avon contributed to net sales but did not contribute to the Company's income in 1998 and 1997. Since the acquisition in March 1997, operations have been negatively impacted by the combined strength of the British pound and the lower than expected shipments in the Western European replacement tire market. In 1998, additional costs were incurred to achieve efficiencies and funds were invested for the modernization of facilities. The Company will continue to review opportunities to achieve additional efficiencies in Cooper-Avon's operations.

Agreement with Pirelli

On February 11, 1999 the Company announced formation of a strategic alliance with the Pirelli Group of Milan, Italy (Pirelli). This new joint venture, based on contractual arrangements only with no joint share holding, will combine the best resources of both companies to improve their competitiveness in the North and South American replacement tire markets. The Company will act as Pirelli's agent to manage the sales and distribution of all Pirelli passenger and light truck tires in the U.S.A., Canada and Mexico replacement markets, capitalizing on its dealer relationships and manufacturing efficiency and Pirelli's brand awareness, technological capability, and expertise in the performance tire arena. The Company will also assist Pirelli to reduce manufacturing costs in its Hanford, California tire plant. Capital investments for improvements at the plant will be borne by Pirelli who will continue to fund accounts receivable and inventory of Pirelli products. Future plans include an agreement for Pirelli to market and distribute Cooper brand tires in South America.
   The Company anticipates an increase in sales of its tires as the combined marketing program enables complete coverage of products and customer channels, new relationships are developed with Pirelli customers, and the distribution of Cooper brand tires increases in the South American market. In addition, cost and quality benefits are anticipated as technology may be shared and jointly developed and global purchasing synergies are achieved.

Acquisition of Dean Tire & Rubber Company

In January 1999 the Company completed the acquisition of Dean Tire of Louisville, Kentucky. Dean had been a private brand supplier of a full line of passenger, light truck and medium radial truck tires to independent dealers in North America for 75 years. This purchase brings an additional house brand to the Company's tire operations, enhancing product offerings in upper Tier II and Tier III segments of the replacement market. The Company had been the sole supplier to Dean since 1966. The expenditure for this acquisition is not material to the Company's financial position or results of operations.

New Accounting Standards

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," during the first quarter of 1998 requiring the disclosure of total comprehensive income in the financial statements. In 1998 the Company also adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changed the method for determining and reporting certain financial information at segment levels. In 1998 the Company also adopted SFAS

(continued)

No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," restating prior year disclosures to conform to the Standard's required presentation.
   In June 1998 Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement will become effective for fiscal years beginning after June 15, 1999, with earlier adoption permitted. The Company is currently evaluating the effect of the provisions of this Statement on its accounting and reporting policies, but does not anticipate that adoption of this Statement will have a material adverse effect on the Company's consolidated financial position or results of operations. The Company does not have derivative instruments at December 31, 1998.
   During 1998 the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This Statement is effective for fiscal years beginning after December 15, 1998, with initial application as of the beginning of the fiscal year it is adopted. The Company's current policy is to capitalize the cost of obtaining externally developed and purchased software and to expense the cost of internally developed software. The Company has not yet determined the impact of adopting this Statement, but does not believe its effect will be material to the Company's consolidated financial position or results of operations.

Year 2000

The Company has developed and initiated plans to address the possible exposures related to the impact of the Year 2000 on its systems and computer equipment, including those involved in its manufacturing operations. The Year 2000 issue is the result of computer programs being written in the past using two digits rather than four to define the applicable year. Computer equipment and systems that have date-sensitive chips or codes may not be able to correctly recognize a two-digit year in dates beyond December 31, 1999. There is potential for failure of systems and equipment around the world due to this logic on January 1, 2000.
   The Company's key financial information and operational systems have been assessed and detailed plans have been implemented to address modifications required by December 31, 1999. The Company is on schedule with these plans, with more than 85 percent of its originally non-compliant systems and equipment now compliant, and expects remaining modifications to be completed and tested by July 1999. The Company will continue to refine its contingency plans in the event the remaining systems and equipment cannot be modified as expected. In the event the Company is unable to modify its remaining non-compliant systems and equipment, based upon currently available information, management believes no material adverse impact on its operations would result.
   The Company initiated its planning for Year 2000 in 1995, commenced identification of exposures in 1996, and began remediation of its systems in 1997. Other information systems' projects were not significantly delayed as a result of the allocation of resources to Year 2000 remediation.
   The financial impact of making the required changes is comprised primarily of internal costs and estimated to be less than $3 million. Internal costs and other non-capital costs incurred to upgrade and replace systems have been expensed as incurred since 1997. Capital expenditures required for Year 2000 remediation in 1998 and 1997 were not significant and are not anticipated to be significant in 1999.
These expenditures include amounts for upgrades of manufacturing control systems, more powerful personal computers able to handle upgrades to application software, and information systems' technical infrastructure for the transfer of data between computers.
   The Company continues to communicate with its significant suppliers and customers to ensure they have appropriate plans to resolve Year 2000 issues where failure of their systems could adversely affect the (continued)

Company's operations. Contingency plans have been developed to address potential failures by these third parties. Certain electronic communication systems of the Company's trading partners have been tested and are compliant and the Company believes minimal risk exists for their failure on January 1, 2000.
   The "most likely worst case scenario" for Year 2000 issues is the failure of the systems and equipment of other parties throughout the world which could result in the unavailability of global communications, financial resources, transportation, critical raw materials, energy and other vital commercial systems. The Company's ability to maintain its operations on domestic and international levels could be disrupted by these failures until corrected.

The Euro

Certain member states of the European Union adopted a common currency on January 1, 1999 known as the Euro. The many requirements for adoption of the new currency include the single-document invoicing of customers in both the Euro and their domestic currency during a three-year transition period. After 2001 businesses must conduct all transactions in the Euro and convert their financial records and reports to be Euro-based. Certain of the Company's information systems have been converted for compliance with the requirements of this new currency at minimal cost. The Company does not anticipate adoption of the Euro will have a material impact on the results of its operations, financial position or liquidity.

Market Risk Disclosures

The Company is exposed to changes in interest rates from its fixed-rate long-term debt notes. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. A ten percent decrease in interest rates would adversely affect the fair value of long-term debt by approximately $20 million at December 31, 1998. The Company's exposure to changes in interest rates from its short-term notes payable issuances is not significant as such notes, which are not material to its financial position at December 31, 1998, are issued at current market rates.
   The Company's foreign operations are not material and, therefore, exposures to earnings and cash flow fluctuations due to changes in foreign currency exchange rates are not significant. The Company does not have foreign currency derivative instruments at December 31, 1998.

Forward-Looking Statements

This report may contain forward-looking statements involving uncertainty and risk. It is possible the Company's future financial performance may differ from expectations due to a variety of factors including but not limited to: changes in economic conditions in the world, increased competitive activity, consolidation among its competitors and customers, technology advancements, fluctuations in raw material and energy prices, changes in interest and foreign exchange rates, and other unanticipated events and conditions.
   It is not possible to foresee or identify all such factors. Any forward-looking statements in this report are based on certain assumptions and analysis made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Prospective investors are cautioned that any such statements are not a guarantee of future performance and actual results or developments may differ materially from those projected. The Company makes no commitment to update any forward-looking statement included herein, or to disclose any facts, events or circumstances that may affect the accuracy of any forward-looking statement.

(continued)

Item 7a.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates from its fixed-rate long-term debt notes. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. A ten percent decrease in interest rates would adversely affect the fair value of long-term debt by approximately $20 million at December 31, 1998. The Company's exposure to changes in interest rates from its short-term notes payable issuances is not significant as such notes, which are not material to its financial position at December 31, 1998, are issued at current market rates.
   The Company's foreign operations are not material and, therefore, exposures to earnings and cash flow fluctuations due to changes in foreign currency exchange rates are not significant. The Company does not have foreign currency derivative instruments at December 31, 1998.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated statements of financial position at December 31, 1998 and 1997 and consolidated statements of income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 1998, the independent auditor's report thereon, and the Company's unaudited quarterly financial data for the two-year period ended December 31, 1998 are presented on pages 21 through 40 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information concerning the Company's directors appears on pages 2 through 5 and 23 of the Company's Proxy Statement dated March 23, 1999 and is incorporated herein by reference. The names, ages, and all positions and offices held by all executive officers of the Company, as of the same date, are as follows:

Name                  Age  Executive Office Held    Business Experience
--------------------- ---  ---------------------   ---------------------
Patrick W. Rooney      63  Chairman of the Board,  Principal Executive
                           Chief Executive         Officer and Chairman
                           Officer and Director    of the Board since
                                                   1994.  President
                                                   from 1991 to 1998.
                                                   Principal Operating
                                                   Officer from 1991 to
                                                   1994.  Director since
                                                   1990.  Vice President
                                                   from 1987 to 1991.
                                                   President of Tire
                                                   Operations from 1990
                                                   to 1994; previously
                                                   Vice President-Sales
                                                   from 1984 to 1987.
                                                   Vice President of
                                                   Cooper Brand Sales,
                                                   Tire Operations from
                                                   1969 to 1984.
(continued)

Thomas A. Dattilo      47  President and           President and Chief
                           Chief Operating         Operating Officer
                           Officer                 since January 4, 1999.
                                                   Formerly with Dana
                                                   Corporation since
                                                   1977, having served
                                                   as President, Sealing
                                                   Products since 1998
                                                   and in senior
                                                   management positions
                                                   at Dana Corporation
                                                   subsidiaries since
                                                   1985.

John Fahl              62  Vice President and      Vice President since
                           Director                1978.  President of
                                                   Tire Operations since
                                                   1994.  Director since
                                                   1992.  Corporate
                                                   Director of Purchasing
                                                   from 1966 to 1978.

Philip G. Weaver       46  Vice President and      Vice President and
                           Chief Financial         Chief Financial
                           Officer                 Officer since January
                                                   4, 1999.  Tire
                                                   Operations Vice
                                                   President since 1994
                                                   and Tire Operations
                                                   Controller since
                                                   1990.

William C. Hattendorf  64  Vice President and      Vice President since
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

Keith L. Jolliff       56  Vice President          Vice President since
                                                   1995.  Previously
                                                   Director of Corporate
                                                   Purchasing from 1994
                                                   to 1995.  Manager of
                                                   Corporate Purchasing
                                                   from 1973 to 1994.
                                                   Assistant Purchasing
                                                   Agent and Buyer from
                                                   1966 to 1973.

William S. Klein       61  Vice President          Vice President since
                                                   1984.  Vice President-
                                                   Tire Operations since
                                                   1975.

Roderick F. Millhof    59  Vice President          Vice President and
                                                   President of Engineered
                                                   Products Operations
                                                   since January 15, 1998;
                                                   formerly Vice President
                                                   Sales/Marketing of
                                                   Engineered Products
                                                   Operations since 1988.
(continued)

Richard D. Teeple      56  Vice President and      Vice President since
                           General Counsel         1990.  General Counsel
                                                   since 1983.  Assistant
                                                   General Counsel from
                                                   1979 to 1983.  Associate
                                                   Counsel from 1977 to 1979.

Stan C. Kaiman         60  Secretary               Secretary since 1986.

Eileen B. White        48  Corporate Controller    Principal Accounting
                                                   Officer and Corporate
                                                   Controller since 1997.
                                                   Previously Assistant
                                                   Corporate Controller
                                                   from 1994 to 1997.
                                                   Manager of Financial
                                                   Research and Compliance
                                                   from 1986 to 1994.

Stephen O. Schroeder   48  Assistant Treasurer     Assistant Treasurer
                                                   since 1994.  Previously
                                                   Manager, Cash and
                                                   Employee Funds since
                                                   1984.

   Each such officer shall hold such office until a successor is selected and qualified.

Item 11. EXECUTIVE COMPENSATION

   Information regarding executive compensation appears on pages 5 through 10 and 15 through 19 of the Company's Proxy Statement dated March 23, 1999 and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information concerning the security ownership of certain beneficial owners and management of the Company's voting securities and equity securities appears on pages 22 through 24 of the Company's Proxy
Statement dated March 23, 1999 and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.

Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

  (a) 1. Financial Statements

         The financial statements listed in the accompanying index to financial statements and financial statement schedules are filed as part of this Annual Report on Form 10-K.

      2. Financial Statement Schedule

         The financial statement schedule listed in the accompanying index to financial statements and financial statement schedule is filed as part of this Annual Report on Form 10-K.

      3. Exhibits

         The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.
(continued)

  (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1998.

          INDEX TO FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS
                                                                   Page(s)
FINANCIAL STATEMENTS:                                             Reference
                                                                  ---------
   Consolidated Statements of Income for the years
    ended December 31, 1998, 1997 and 1996                           21
   Consolidated Balance Sheets at December 31, 1998 and 1997        22-23
   Consolidated Statements of Stockholders' Equity for the
    years ended December 31, 1998, 1997 and 1996                    24-25
   Consolidated Statements of Cash Flows for the years
    ended December 31, 1998, 1997 and 1996                           26
   Notes to Financial Statements                                    27-39
   Report of Independent Auditors                                    40

SUPPLEMENTARY INFORMATION:

   Quarterly Financial Data (Unaudited)                              41

FINANCIAL STATEMENT SCHEDULE:

   II.  Valuation and qualifying accounts                            42

EXHIBITS:

(3)   Certificate of Incorporation and Bylaws
      (i) Certificate of Incorporation, as restated and filed with the Secretary of State of Delaware on May 17, 1993, is incorporated herein by reference from Exhibit 3(i) of the Company's Form 10-Q for the quarter ended June 30, 1993

           Certificate of Correction of Restated Certificate of     43-49
           Incorporation as filed with the Secretary of State of Delaware on November 24, 1998.

      (ii) Bylaws, as amended May 5, 1987, are incorporated herein by reference from Exhibit 19 of the Company's Form 10-Q for the quarter ended June 30, 1987

(4) Amended and Restated Rights Agreement, dated May 11, 1998, between the Company and The Fifth Third Bank as Rights Agent is incorporated herein by reference from Exhibit 4 to the Company's Form 8-K dated May 15, 1998.

(10) Description of management contracts, compensatory plans, contracts, or arrangements is incorporated herein by reference from pages 5 through 10 and 19 of the Company's Proxy Statement dated
      March 23, 1999.

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

       e) 1996 Stock Option Plan - Form S-8 Registration Statement No. 333-09619 and Appendix to the Company's Proxy
           Statement dated March 26, 1996

(12)  Computation of Ratio of Earnings to Fixed Charges              50

(13)  Annual report to security holders, Form 10-Q or quarterly
      report to security holders                                    51-57

(23)  Consent of Independent Auditors                                58

(24)  Powers of Attorney                                            59-61

(27)  Financial Data Schedule

(99)  Undertakings of the Company                                   62-64

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


Date:  March 19, 1999
       --------------

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                       Title                    Date
      ---------                       -----                    ----

PATRICK W. ROONEY*       Chairman of the Board,          March 19, 1999
                         Chief Executive Officer
                         and Director
                         (Principal Executive Officer)

THOMAS A. DATTILO*       President, Chief Operating      March 19, 1999
                         Officer and Director

JOHN FAHL*               Vice President and Director     March 19, 1999

PHILIP G. WEAVER*        Vice President and Chief        March 19, 1999
                         Financial Officer
                         (Principal Financial Officer)

EILEEN B. WHITE*         Corporate Controller            March 19, 1999
                         (Principal Accounting Officer)

ARTHUR H. ARONSON*       Director                        March 19, 1999

EDSEL D. DUNFORD*        Director                        March 19, 1999

DEBORAH M. FRETZ*        Director                        March 19, 1999

DENNIS J. GORMLEY*       Director                        March 19, 1999

JOHN F. MEIER*           Director                        March 19, 1999

BYRON O. POND*           Director                        March 19, 1999

JOHN H. SHUEY*           Director                        March 19, 1999



*By/s/ Stan C. Kaiman
   --------------------------------
   STAN C. KAIMAN, Attorney-in-fact

                  CONSOLIDATED STATEMENTS OF INCOME
                      Years ended December 31
           (Dollar amounts in thousands except per-share amounts)
                                       1998         1997         1996
                                    ----------   ----------   ----------
Revenues:
   Net sales                        $1,876,125   $1,813,005   $1,619,345
   Other income                          3,635        1,406          824
                                     ---------    ---------    ---------
                                     1,879,760    1,814,411    1,620,169

Costs and expenses:
   Cost of products sold             1,545,489    1,498,432    1,366,549
   Selling, general
    and administrative                 120,830      105,532       79,874
   Interest                             15,224       15,655        1,654
                                     ---------    ---------    ---------
                                     1,681,543    1,619,619    1,448,077
                                     ---------    ---------    ---------
Income before income taxes             198,217      194,792      172,092

Provision for income taxes              71,250       72,381       64,208
                                     ---------    ---------    ---------
Net income                          $  126,967   $  122,411   $  107,884
                                     =========    =========    =========
Basic and diluted
  earnings per share                     $1.64        $1.55        $1.30
                                          ====         ====         ====




See Notes to Financial Statements, pages 27 to 39.

                     CONSOLIDATED BALANCE SHEETS
            (Dollar amounts in thousands except per-share amounts)
                                                     December 31
                                            ----------------------------
ASSETS                                         1998              1997
                                            ----------        ----------
Current assets:
   Cash and cash equivalents                $   41,966        $   52,910

   Accounts receivable, less
     allowances of $4,806 in
     1998 and $4,791 in 1997                   319,685           292,416

   Inventories:
     Finished goods                            132,696           130,339
     Work in process                            20,368            22,650
     Raw materials and supplies                 33,322            38,695
                                             ---------         ---------
                                               186,386           191,684

   Prepaid expenses and
    deferred income taxes                       21,436            17,602
                                             ---------         ---------
         Total current assets                  569,473           554,612

Property, plant and equipment:
   Land and land improvements                   28,338            28,765
   Buildings                                   297,449           272,308
   Machinery and equipment                   1,080,951         1,013,354
   Molds, cores and rings                      102,247            84,660
                                             ---------         ---------
                                             1,508,985         1,399,087

   Less accumulated depreciation
    and amortization                           623,703           538,639
                                             ---------         ---------
         Net property, plant
           and equipment                       885,282           860,448


Intangibles and other assets                    86,520            80,896
                                             ---------         ---------
                                            $1,541,275        $1,495,956
                                             =========         =========



















                                                    December 31
                                            ----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY           1998             1997
                                            ----------       ----------
Current liabilities:
   Notes payable                            $    8,129       $   10,820
   Accounts payable                             94,502          100,135
   Accrued liabilities                          87,274           82,446
   Income taxes                                  2,834            6,477
   Current portion of debt                         249              453
                                             ---------        ---------
           Total current liabilities           192,988          200,331

Long-term debt                                 205,285          205,525

Postretirement benefits other
  than pensions                                151,520          144,566

Other long-term liabilities                     48,741           38,351

Deferred income taxes                           74,805           73,608

Stockholders' equity:
   Preferred stock, $1 per share par value;
    5,000,000 shares authorized;
    none issued                                     -                 -
   Common stock, $1 per share par value;
    300,000,000 shares authorized; 83,781,058
    shares issued (83,760,308 in 1997)          83,781           83,760
   Capital in excess of par value                3,296            3,101
   Retained earnings                           945,975          849,270
   Cumulative other comprehensive income        (9,867)          (2,305)
                                             ---------        ---------
                                             1,023,185          933,826
Less:  7,989,600 common shares
           in treasury at cost
           (5,000,000 in 1997)                (155,249)        (100,251)
                                             ---------        ---------
            Total stockholders' equity         867,936          833,575
                                             ---------        ---------
                                            $1,541,275       $1,495,956
                                             =========        =========



See Notes to Financial Statements, pages 27 to 39.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            (Dollar amounts in thousands except per-share amounts)
                  Common   Capital             Cumulative      Common
                  Stock   In Excess               Other        Shares
                  $1 Par   of Par  Retained   Comprehensive     in
                   Value   Value   Earnings   Income (Loss)   Treasury  Total
                   ------  ------  --------   -------------   --------   -----
Balance at
 January 1, 1996  $83,662  $1,931  $672,373     $(9,167)       $   -   $748,799

  Net income                        107,884                             107,884
  Other
   comprehensive
   income:
    Minimum pension
     liability
     adjustment,net
     of $1,102 tax
     effect                                       1,733                   1,733
  Comprehensive                                                         -------
   income                                                               109,617

  Purchase of
   treasury shares                                            (46,134)  (46,134)

  Exercise of
   stock options       10      96                                           106

  Cash dividends -
   $.31 per share                   (25,776)                            (25,776)

                   ------   -----   -------      ------        ------   -------
Balance at
 December 31,
 1996              83,672   2,027   754,481      (7,434)      (46,134)  786,612

  Net income                        122,411                             122,411
  Other
   comprehensive
   income:
    Minimum pension
     liability
     adjustment,net
     of $1,717 tax
     effect                                       2,681                   2,681
   Cumulative
    currency
    translation
    adjustment                                    2,448                   2,448
  Comprehensive                                                         -------
   income                                                               127,540

  Purchase of
   treasury shares                                            (54,117)  (54,117)

  Exercise of
   stock options       88   1,074                                         1,162

  Cash dividends -
   $.35 per share                   (27,622)                            (27,622)

                   ------   -----   -------      ------       -------   -------
(continued)

Balance at
 December 31,
 1997              83,760   3,101   849,270      (2,305)     (100,251)  833,575

  Net income                        126,967                             126,967
  Other
   comprehensive
   income:
    Minimum pension
     liability
     adjustment,net
     of $4,729 tax
     effect                                      (7,595)                 (7,595)
   Cumulative
    currency
    translation
    adjustment                                       33                      33
  Comprehensive                                                         -------
   income                                                               119,405

  Purchase of
   treasury shares                                            (54,998)  (54,998)

  Exercise of
   stock options       21     195                                           216

  Cash dividends -
   $.39 per share                   (30,262)                            (30,262)

                   ------   -----   -------      ------       -------   -------
Balance at
 December 31,
 1998             $83,781  $3,296  $945,975     $(9,867)    $(155,249) $867,936
                   ======   =====   =======      ======      ========   =======


See Notes to Financial Statements, pages 27 to 39.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Years ended December 31
                         (Dollar amounts in thousands)
                                            1998         1997         1996
                                         ----------   ----------   ----------
Operating activities:
   Net income                             $126,967     $122,411     $107,884
   Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Depreciation                         101,899       94,464       76,820
      Deferred income taxes                  5,202       13,501       14,096

   Changes in operating assets
    and liabilities:
      Accounts receivable                  (27,379)      16,783      (10,100)
      Inventories and
       prepaid expenses                      1,544      (21,796)      (6,669)
      Accounts payable and
       accrued liabilities                    (744)      (3,973)       4,799
      Other liabilities                     (2,377)     (10,973)       1,377
                                           -------      -------      -------
   Net cash provided by
    operating activities                   205,112      210,417      188,207

Investing activities:
   Property, plant and equipment          (131,533)    (107,523)    (193,696)
   Acquisition of business,
    net of cash acquired                        -       (96,531)          -
   Other                                     3,569          711          604
                                           -------      -------      -------
   Net cash used in
    investing activities                  (127,964)    (203,343)    (193,092)

Financing activities:
   Issuance of debt                         27,836      386,000      162,000
   Payment on debt                         (30,604)    (280,292)     (89,039)
   Purchase of treasury shares             (54,998)     (54,117)     (46,134)
   Payment of dividends                    (30,262)     (27,622)     (25,776)
   Issuance of common shares                   216        1,162          106
                                           -------      -------      -------
   Net cash provided by (used in)
    financing activities                   (87,812)      25,131        1,157

Effects of exchange
 rate changes on cash                         (280)       1,246           -
                                          --------     --------     --------
Changes in cash and
 cash equivalents                          (10,944)      33,451       (3,728)

Cash and cash equivalents
 at beginning of year                       52,910       19,459       23,187
                                          --------     --------     --------
Cash and cash equivalents
 at end of year                          $  41,966    $  52,910    $  19,459
                                          ========     ========     ========

See Notes to Financial Statements, pages 27 to 39.

                       NOTES TO FINANCIAL STATEMENTS
          (Dollar amounts in thousands except per-share amounts)

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

   Cash and cash equivalents - The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount reported in the balance sheets for cash and cash equivalents approximates its fair value.

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

   Intangibles - Intangibles include trademarks, technology and intellectual property which are amortized over their useful lives which range from 15 years to 40 years.

   Advertising expense - Expenses incurred for advertising include production and media and are generally expensed when incurred. Dealer-earned cooperative advertising expense is recorded when earned.
Advertising expense for 1998, 1997 and 1996 was $27,754, $22,375 and $15,207, respectively.

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

   Warranties - Estimated costs for product warranties are charged to operations at the time of sale.

   Research and development - Costs are charged to expense as incurred and amounted to approximately $29,200, $21,700 and $19,700 in 1998, 1997 and 1996, respectively.
(continued)

   Accounting pronouncements - During the first quarter of 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income," requiring the disclosure of total comprehensive income in the financial statements. In 1998 the Company also adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changed the method for determining and reporting certain financial information at segment levels. In 1998 the Company also adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," restating prior year disclosures to conform to the Standard's required presentation.

   In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement will become effective for fiscal years beginning after June 15, 1999, with earlier adoption permitted. The Company is currently evaluating the effect of the provisions of this Statement on its accounting and reporting policies, but does not anticipate adoption of this Statement will have a material adverse effect on the Company's consolidated financial position or results of operations. The Company does not have derivative instruments at December 31, 1998.

   During 1998 the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This Statement is effective for fiscal years beginning after December 15, 1998, with initial application as of the beginning of the fiscal year it is adopted. The Company's current policy is to capitalize the cost of obtaining externally developed and purchased software and to expense the cost of internally developed software. The Company has not yet determined the impact of adopting this Statement, but does not believe its effect will be material to the Company's consolidated financial position or results of operations.

Business

The Company, a specialist in the rubber industry, manufactures and markets automobile, truck and motorcycle tires; inner tubes; vibration control systems; automotive sealing; hose and assemblies. Additional information pertaining to the Company's product lines is contained in the Business Segments note.

   The Company manufactures products in North America and the United Kingdom for the transportation industry. Shipments of domestically-produced products to customers outside the United States approximated seven, eight, and nine percent of net sales in 1998, 1997 and 1996, respectively. Shipments of all Company products to customers outside the United States approximated 15, 14 and 8 percent in 1998, 1997 and 1996, respectively.

INVENTORIES

Under the LIFO method, inventories have been reduced by approximately $47,897 and $60,627 at December 31, 1998 and 1997, respectively, from current cost which would be reported under the first-in, first-out method. Approximately 85 percent of the Company's inventories have been valued under the LIFO method at December 31, 1998 and 1997, respectively.

DEBT

At December 31, 1998 and 1997, short-term debt consisted of bank line borrowings primarily in European currencies at weighted average interest rates of 4.4 and 5.6 percent, respectively.
(continued)

   The Company's long-term debt at December 31 consisted of the following:
                                                1998          1997
                                             ----------    ----------
7-5/8% notes due 2027                         $200,000      $200,000
Capitalized leases and other                     5,285         5,978
                                               -------       -------
                                               205,285       205,978
Less current maturities                            249           453
                                               -------       -------
                                              $205,036      $205,525
                                               =======       =======

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

   The notes, due March 15, 2027, provide for semiannual interest payments on March 15 and September 15 with principal due in full at maturity. Based on the borrowing rates available to the Company for instruments with similar terms and maturity at December 31, 1998 and 1997, the fair value of the 7-5/8 percent notes was $238,720 and $223,417, respectively.

   Interest paid on debt during 1998, 1997 and 1996 was $16,718, $12,983 and $6,217, respectively. The amount of interest capitalized was $1,694, $1,628 and $4,315 during 1998, 1997 and 1996, respectively.

ACCRUED LIABILITIES

Accrued liabilities at December 31, were as follows:
                                     1998       1997
                                    ------     ------
Payroll                            $33,382    $40,311
Real and personal property taxes    10,701      9,678
Other                               43,191     32,457
                                    ------     ------
                                   $87,274    $82,446
                                    ======     ======

COMMON STOCK

There were 12,133,232 common shares reserved for grants under compensation plans and contributions to the Company's Thrift and Profit Sharing and Pre-Tax Savings plans at December 31, 1998.

Earnings Per Share

Basic earnings per share is based upon the weighted average number of shares outstanding which were 77,597,873 in 1998, 79,127,577 in 1997 and 83,213,960 in 1996. Diluted earnings per share includes the dilutive effect of employee stock options. The impact of employee stock options in the computation of diluted earnings per share did not result in amounts different from basic earnings per share.
(continued)                        29

Preferred Stock Purchase Right

Each stockholder is entitled to the right to purchase 1/100th of a newly-issued share of Series A preferred stock of the Company, for each common share owned, at an exercise price of $135. The rights will be exercisable only if a person or group (i) acquires beneficial ownership of 15 percent or more of the Company's outstanding common stock (Acquiring Person), or (ii) subject to extension of the date by the Board of Directors of the Company, commences a tender or exchange offer which upon consummation would result in such person or group beneficially owning 15 percent or more of the Company's outstanding common stock (ten days following the date of announcement of (i) above, the Stock Acquisition Date).

   If any person becomes an Acquiring Person, or if an Acquiring Person engages in certain self-dealing transactions or a merger transaction in which the Company is the surviving corporation and its common stock remains outstanding, or an event occurs which results in such Acquiring Person's ownership interest being increased by more than one percent, then each right not owned by such person Acquiring Person or certain related parties will entitle its holder to purchase a number of shares of the Company's Series A preferred stock (or in certain circumstances, Company common stock cash, property, or other securities of the Company) having a value equal to twice the then current exercise price of the right. In addition, if, following the Stock Acquisition Date, the Company (i) is acquired in a merger or other business combination and the Company is not the surviving corporation, (ii) is involved in a merger or other business combination transaction with another person after which all or part of the Company's common stock is converted or exchanged for securities, cash or property of any other person, or (iii) sells 50 percent or more of its assets or earning power to another person, each right (except rights that have been voided as described above) will entitle its holder to purchase a number of shares of common stock of the ultimate parent of the Acquiring Person having a value equal to twice the then current exercise price of the right.

   The Company will generally be entitled to redeem the rights at one cent per right, subject to adjustment in certain events, payable in cash or shares of the Company's common stock at any time until the tenth business day following the Stock Acquisition Date.

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

                                        1998        1997        1996
                                        ----        ----        ----
   Risk-free interest rate              5.5%        6.1%        6.6%
   Dividend yield                       1.3%        1.0%        1.0%

(continued)

   Expected volatility of the
    Company's common stock             .251        .197        .206
   Expected life                     5.0 years   6.2 years   5.4 years

   The weighted-average fair value of options granted in 1998, 1997 and 1996 was $5.84, $7.52 and $5.58, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's reported and pro forma information follows:

                                    1998      1997      1996
                                    ----      ----      ----
   Net income:          Reported  $126,967  $122,411  $107,884
                        Pro forma  125,142   121,603   107,363
   Basic and diluted
    earnings per share:
                        Reported     $1.64     $1.55     $1.30
                        Pro forma     1.61      1.54      1.29

   The Company's 1998 incentive compensation plan allows the Company to grant awards to key employees in the form of stock options, stock awards, restricted stock units, stock appreciation rights, performance units, dividend equivalents and other awards. The 1981, 1986 and 1996 incentive stock option plans and the 1998 incentive compensation plan provide for granting options to key employees to purchase common shares at prices not less than market at the date of grant. Options under these plans may have terms of up to ten years becoming exercisable in whole or in consecutive installments, cumulative or otherwise. The plans allow the granting of nonqualified stock options which are not intended to qualify for the tax treatment applicable to incentive stock options under provisions of the Internal Revenue Code. The options granted under the plans which were outstanding at December 31, 1998 have a term of ten years and become exercisable 50 percent after the first year and 100 percent after the second year.

   The 1998 employee stock option plan allowed the Company to make a nonqualified option grant to substantially all of its employees to purchase common shares at a price not less than market at the date of grant. Options granted under this plan have a term of ten years and are exercisable in full beginning three years after the date of grant.

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

   Summarized information for the plans follows:
                                              Weighted
                                              Average
                                  Number of   Exercise      Available
                                   Shares      Price        For Grant
                                  ---------   --------     -----------
January 1, 1996
   Outstanding                     541,175     $19.54
   Exercisable                     397,822      17.85

(continued)

   Granted                         142,603      18.57
   Exercised                       (10,400)     10.23
   Cancelled                       (27,786)     19.57
                                    ------
December 31, 1996                                             3,151,358
   Outstanding                     645,592      19.47
   Exercisable                     454,439      19.24

   Granted                         230,955      24.48
   Exercised                       (87,936)     13.20
   Cancelled                       (32,264)     22.87
                                    ------
December 31, 1997                                             2,931,817
   Outstanding                     756,347      21.59
   Exercisable                     460,992      20.58

   Granted                       1,326,487      20.57
   Exercised                       (20,750)     10.44
   Cancelled                       (38,150)     23.41
                                    ------
December 31, 1998                                             3,931,530
   Outstanding                   2,059,934      20.99
   Exercisable                     589,697      21.33

   The weighted average remaining contractual life of options outstanding at December 31, 1998 is 8.4 years.

   SFAS No. 123 also requires segregated disclosure of options outstanding if a significant range of exercise prices exists. This information, at December 31, 1998, is as follows:

                                  Range of Exercise Prices
                               ------------------------------
                                 Less          Equal to or
                               than $20     greater than $20
                               --------     ----------------
Options outstanding             219,950         1,839,984

  Weighted average
   exercise price                $15.91            $21.60

  Remaining contractual life        5.2               8.8

Options exercisable             219,950           369,747

  Weighted average
   exercise price                $15.91            $24.55

Pensions and Postretirement Benefits Other than Pensions

The Company has defined benefit plans covering substantially all employees. The domestic salary plan provides pension benefits based on an employee's years of service and average earnings for the five highest calendar years during the ten years immediately preceding retirement. The domestic hourly plans provide benefits of stated amounts for each year of service. The Company's general funding policy is to contribute amounts deductible for U.S. federal income tax purposes.

   Employees in the United Kingdom are covered by a contributory, defined benefit pension plan. Benefits are based on an employee's years of service and last three years of earnings. Employees may make contributions to the plan to increase their benefit. The Company's funding requirement is determined by statute.
(continued)                        32

   The Company sponsors several defined contribution plans for its domestic employees. Substantially all domestic employees are eligible to participate upon attaining minimum continuous service requirements. Participation is voluntary and participants' contributions are based on their compensation. The Company matches certain plan participants' contributions up to various limits. Company contributions are based on the lesser of (a) participants' contributions up to a specified percent of each participant's compensation, less any forfeitures, or (b) an amount equal to 15 percent of the Company's pre-tax earnings in excess of ten percent of stockholders' equity at the beginning of the year. Expense for these plans was $10,891, $9,334 and $8,331 for 1998, 1997 and 1996, respectively.

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

   The information presented below includes an unfunded, nonqualified supplemental retirement plan covering certain employees whose participation in the qualified plan is limited by provisions of the Internal Revenue Code.

                               Pension Benefits  Postretirement Benefits
                               ----------------  -----------------------
                               1998       1997        1998       1997
                               ----       ----        ----       ----
Change in benefit obligation:
  Benefit obligation
   at January 1             $ 512,305  $ 343,423   $ 153,137  $ 143,934
  Acquisition                       -    105,316           -          -
  Service cost - employer      21,892     16,668       3,682      3,465
  Service cost - participants   2,425      1,690           -          -
  Interest cost                38,681     32,716      12,227     11,468
  Loss due to change in
   assumptions                 21,032          -       9,908          -
  Other actuarial losses       14,303     18,872      13,178      1,772
  Amendments                    3,763      4,217          22        635
  Benefits paid               (23,386)   (15,777)     (9,137)    (8,137)
  Foreign currency exchange
   rate loss                      421      5,180           -          -
                               ------     ------       -----      -----
  Benefit obligation at
   December 31              $ 591,436  $ 512,305   $ 183,017  $ 153,137
                             ========   ========    ========   ========

Change in plans' assets:
  Fair value of plans'
   assets at January 1      $ 514,700  $ 320,272   $       -  $       -
  Acquisition                       -    105,316           -          -
  Actual return on
    plans' assets              53,827     70,952           -          -
  Employer contributions       24,457     27,021           -          -
  Participant contributions     2,425      1,690           -          -
  Benefits paid               (23,386)   (15,777)          -          -

(continued)

  Foreign currency exchange
    rate gain                     357      5,226           -          -
                               ------     ------       -----      -----
  Fair value of plans'
    assets at December 31   $ 572,380  $ 514,700   $       -  $       -
                             ========   ========    ========   ========

Funded status of the plans  $ (19,056) $   2,395   $(183,017) $(153,137)
Unrecognized actuarial
  loss/(gain)                  43,255     12,592      22,022     (1,064)
Unrecognized prior service
  cost                         10,045     10,665         445        635
Unrecognized net transition
  obligation                    4,636      5,723           -          -
Adjustment for minimum
  liability                   (30,566)   (19,910)          -          -
                               ------     ------       -----      -----
Net amount recognized       $   8,314  $  11,465   $(160,550) $(153,566)
                             ========   ========    ========   ========

Amounts recognized in the balance sheets:
  Prepaid expenses and
    deferred income taxes    $     937 $     959   $      -   $       -
  Intangibles and other
    assets                      45,267    36,933          -           -
  Accrued liabilities                -      (125)     (9,030)    (9,000)
  Postretirement benefits
    other than pensions              -         -    (151,520)  (144,566)
  Other long-term liabilities  (37,890)  (26,302)         -           -
                                ------    ------       -----      -----
Net amount recognized        $   8,314 $  11,465   $(160,550) $(153,566)
                              ========  ========    ========   ========
Assumptions as of December 31:      1998    1997    1998   1997
                                    ----    ----    ----   ----
  Discount rate                      7.0%    7.5%    7.5%   8.0%
  Expected return on
    plan assets - Domestic          10.0    10.0      -      -
  Expected return on
    plan assets - United Kingdom     8.5     8.5      -      -
  Rate of compensation
    increase - Domestic              5.0     5.5      -      -
  Rate of compensation
    increase - United Kingdom        5.5     5.5      -      -

   At December 31, 1998 the assumed annual rate of increase in the cost of health care benefits (health care cost trend rate) was 8.0% for 1999, declining by 1/2 percent per year through 2004 when the ultimate rate of 5.5% is attained.













(continued)
                                   34

                          Pension Benefits      Postretirement Benefits
                      ------------------------  -----------------------
                       1998     1997     1996     1998    1997    1996
                      ------   ------   ------   ------  ------  ------
Components of net
  periodic benefit cost:
Service cost         $21,892  $16,668  $13,811  $ 3,682 $ 3,465 $ 3,254
Interest cost         38,681   32,716   24,707   12,227  11,468  10,674
Expected return on
  plan assets        (49,453) (39,623) (27,115)       -       -       -
Amortization of
  transition
  obligation           1,087    1,088    1,088        -       -       -
Amortization of prior
  service cost         4,383    3,463    3,235      212       -       -
Recognized actuarial
  loss (gain)          1,951    1,855    2,377        -       -       -
                      ------   ------   ------   ------  ------  ------
Net periodic benefit
  cost               $18,541  $16,167  $18,103  $16,121 $14,933 $13,928
                      ======   ======   ======   ======  ======  ======

   The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $165,173, $162,135 and $144,144, respectively, as of December 31, 1998 and $129,938, $128,361 and $109,032, respectively, at December 31, 1997.

   Assumed health care cost trend rates for Other Postretirement
Benefits have a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                            1-Percentage-Point
                                          ----------------------
                                          Increase      Decrease
                                          --------      --------
Effect on total service and interest      $   293       $ (255)
 cost components

Effect on the postretirement benefit       (4,073)       3,550
 obligation

   The Company has a Voluntary Employees' Beneficiary Trust and Welfare Benefits Plan (VEBA) to fund health benefits for eligible active and retired domestic employees. The pre-funded amount was $12,805 in 1998 and $13,400 in 1997.

INCOME TAXES

The provision for income taxes consists of the following:
                                   1998      1997      1996
                                   ----      ----      ----
   Current:
     Federal and foreign         $58,920   $52,570   $44,250
     State and local               7,128     6,310     5,862
                                  ------    ------    ------
                                  66,048    58,880    50,112
(continued)

   Deferred:
     Federal and foreign           4,654    11,738    12,096
     State and local                 548     1,763     2,000
                                  ------    ------    ------
                                   5,202    13,501    14,096
                                  ------    ------    ------
                                 $71,250   $72,381   $64,208
                                  ======    ======    ======

   The effective income tax rate differs from the statutory Federal tax rate as follows:
                                      1998    1997    1996
                                      ----    ----    ----
Statutory U.S. Federal tax rate       35.0%   35.0%   35.0%
State and local income taxes, net
  of U.S. Federal income tax benefit   2.5     2.7     3.0
Other                                 (1.6)   (0.5)   (0.7)
                                      ----    ----    ----
Effective income tax rate             35.9%   37.2%   37.3%
                                      ====    ====    ====

   Payments for income taxes in 1998, 1997 and 1996 were $69,653, $55,610 and $57,884, respectively.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets at December 31 are as follows:

                                              1998         1997
                                              ----         ----
Deferred tax liabilities:
   Property, plant and equipment           $116,597     $107,424
   Other                                     38,059       35,434
                                            -------      -------
      Total deferred tax liabilities        154,656      142,858

Deferred tax assets:
   Postretirement benefits
    other than pensions                      56,575       53,957
   Other                                     35,540       26,833
                                            -------      -------
      Total deferred tax assets              92,115       80,790
                                            -------      -------
      Net deferred tax liabilities         $ 62,541     $ 62,068
                                            =======      =======

These amounts are included in the accompanying balance sheet captions:
                                                 1998      1997
                                                 ----      ----
Prepaid expenses and deferred income taxes     $12,264   $11,540
Deferred income taxes                           74,805    73,608
                                                ------    ------
   Net deferred tax liabilities                $62,541   $62,068
                                                ======    ======

LEASE COMMITMENTS

The Company rents certain manufacturing facilities and equipment under long-term leases expiring at various dates. Rental expense for operating leases was $14,547 for 1998, $11,079 for 1997 and $7,242 for 1996.

   Future minimum payments for all noncancelable operating leases during the next five years are as follows: 1999 - $5,945; 2000 - $4,787; 2001
- $3,752; 2002 - $3,157; 2003 - $2,576.

Other Comprehensive Income (Loss)

The cumulative balances of each component of other comprehensive income
(loss) in the accompanying statements of stockholders' equity are as follows:

                              1998         1997         1996
                              ----         ----         ----

Cumulative currency         $  2,481     $  2,448     $     -
 translation adjustment

Minimum pension
 liability, net of
 tax effect                  (12,348)      (4,753)     (7,434)
                              ------        -----       -----
                            $( 9,867)     $(2,305)    $(7,434)
                              ======        =====       =====

Business Segments

Cooper Tire & Rubber Company manages its business as two operating segments, distinguished by product line and customers, as defined under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

   The operating segments of the Company are identified as Tire Operations and Engineered Products Operations. Tire Operations produce automobile, truck and motorcycle tires and inner tubes which are sold nationally and internationally in the replacement tire market to independent dealers, wholesale distributors and large retail chains. Engineered Products Operations produce vibration control systems, automotive sealing, and hose and hose assemblies for automotive manufacturers located primarily in North America. Tire Operations revenues derived from one customer approximated $224 million or 12 percent of consolidated net sales in 1997 and $268 million or 12 percent of consolidated net sales in 1996.

   The accounting policies of the segments are consistent with those described in the Summary of Significant Accounting Policies note to the financial statements. Corporate administrative expenses are allocated to segments based principally on assets, employees and sales. Interest expense is allocated based on segment assets.






(continued)

                                    Engineered
                                       Tire	  Products	Consolidated
1998                                Operations   Operations     Totals
                                    ----------   ----------   ----------
FINANCIAL
Revenues from external customers    $1,444,334   $  431,791   $1,876,125
Depreciation and amortization
  expense                               89,239       12,660      101,899
Interest expense                        12,788        2,436       15,224

Segment profit                         142,800       51,782      194,582
   Other                                                           3,635
                                                               ---------
   Income before income taxes                                    198,217

Segment assets                       1,211,819      238,467    1,450,286
   Cash and cash equivalents                                      41,966
   Intangibles and other assets                                   49,023
                                                               ---------
   Total assets                                                1,541,275

Expenditures for long-lived assets      95,526       36,007      131,533

GEOGRAPHIC
Revenues
   United States                     1,228,980      365,372    1,594,352
   Foreign                             215,354       66,419      281,773
                                     ---------    ---------    ---------
                                     1,444,334      431,791    1,876,125
Long-lived assets
   United States	                     662,709      137,385      800,094
   Foreign                              71,796       13,392       85,188
                                       734,505      150,777      885,282
1997
FINANCIAL
Revenues from external customers     1,443,293      369,712    1,813,005
Depreciation and amortization
  expense                               83,589       10,875       94,464
Interest expense                        13,463        2,192       15,655

Segment profit                         149,970       43,416      193,386
   Other                                                           1,406
                                                               ---------
   Income before income taxes                                    194,792

Segment assets                       1,179,744      222,902    1,402,646
  Cash and cash equivalents                                       52,910
  Intangibles and other assets                                    40,400
                                                               ---------
  Total assets                                                 1,495,956

Expenditures for long-lived assets      79,956       27,567      107,523

GEOGRAPHIC
Revenues
  United States                      1,249,621      308,990    1,558,611
  Foreign                              193,672       60,722      254,394
                                     ---------    ---------    ---------
                                     1,443,293      369,712    1,813,005



(continued)

Long-lived assets
  United States                        671,883      122,883      794,766
  Foreign                               61,120        4,562       65,682
                                     ---------    ---------    ---------
                                       733,003      127,445      860,448
1996
FINANCIAL
Revenues from external customers     1,308,465      310,880    1,619,345
Depreciation and amortization
  expense                               68,162        8,658       76,820
Interest expense                         1,439          215        1,654

Segment profit                         140,276       30,992      171,268
  Other                                                              824
                                                               ---------
  Income before income taxes                                     172,092

Segment assets                       1,062,362      166,739    1,229,101
  Cash and cash equivalents                                       19,459
  Intangibles and other assets                                    24,449
                                                               ---------
  Total assets                                                 1,273,009

Expenditures for long-lived assets     153,781       39,915      193,696

GEOGRAPHIC
Revenues
  United States                      1,230,061      254,882    1,484,943
  Foreign                               78,404       55,998      134,402
                                     ---------    ---------    ---------
                                     1,308,465      310,880    1,619,345
Long-lived assets
  United States                        681,388      107,977      789,365
  Foreign                                3,054            -        3,054
                                     ---------    ---------    ---------

                                       684,442      107,977      792,419

                        REPORT OF INDEPENDENT AUDITORS





The Board of Directors
Cooper Tire & Rubber Company

We have audited the accompanying consolidated balance sheets of Cooper Tire & Rubber Company as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper Tire & Rubber Company at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                              /s/Ernst & Young LLP
                                             ---------------------
                                             ERNST & YOUNG LLP


Toledo, Ohio
February 9, 1999

SELECTED QUARTERLY DATA                                      (UNAUDITED)

(Dollar amounts in thousands except per-share amounts)
                                                  1998
                                   -------------------------------------
                                    First    Second     Third    Fourth
                                   Quarter   Quarter   Quarter   Quarter
                                   -------   -------   -------   -------

Net sales                        $437,558   $461,740  $480,616  $496,211
Gross profit                       74,088     83,273    79,946    93,329
Net income                         26,525     32,336    30,029    38,077
Basic and diluted earnings
 per share                            .34        .41       .39       .50
Dividend per share                   .095       .095      .095      .105
Stock price - high                 26 1/4   24 13/16    22 1/8   21 7/16
              low                  22 5/8     20 5/8    15 3/4   15 7/16

Revenues from external customers:
 Tire Operations                  $330,326  $347,544  $389,237  $377,228
 Engineered Products Operations    107,232   114,196    91,379   118,983
                                   -------   -------   -------   -------
 Net sales                        $437,558  $461,740  $480,616  $496,211
                                   =======   =======   =======   =======
Segment Profit:
 Tire Operations                   $29,797   $33,156   $39,492   $40,355
 Engineered Products Operations     11,931    17,901     6,078    15,872
                                    ------    ------    ------    ------
                                    41,728    51,057    45,570    56,227
 Other                                 578       671       521     1,865
                                    ------    ------    ------    ------
 Income before income taxes        $42,306   $51,728   $46,091   $58,092
                                    ======    ======    ======    ======



                                                  1997
                                   -------------------------------------
                                    First    Second     Third    Fourth
                                   Quarter   Quarter   Quarter   Quarter
                                   -------   -------   -------   -------
Net sales                         $379,532  $463,993  $480,572  $488,908
Gross profit                        63,619    84,385    80,095    86,474
Net income                          25,150    31,506    31,124    34,361
Basic and diluted earnings
 per share                             .31       .40       .40       .44
Dividend per share                    .085      .085      .085      .095
Stock price - high                  21 5/8    23 1/2        27   28 7/16
              low                   18 1/4        18  21 13/16  20 13/16

   The common stock of the Company (CTB) is traded on the New York Stock
Exchange.

                        COOPER TIRE & RUBBER COMPANY

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                Years ended December 31, 1998, 1997 and 1996
                                 Additions
               Balance at  ----------------------                Balance
               Beginning    Charged    Business    Deductions    at End
                of Year    To Income  Acquisition     (a)        of Year
               ---------   ---------  -----------  ----------    -------
Allowance for
  doubtful
  accounts:
    1998      $4,791,000  $2,029,181  $    -      $2,014,181  $4,806,000
               =========   =========   =========   =========   =========

    1997      $3,700,000  $  853,559  $1,835,000  $1,597,559  $4,791,000
               =========   =========   =========   =========   =========

    1996      $3,600,000  $1,050,960  $    -      $  950,960  $3,700,000
               =========   =========   =========   =========   =========


(a) Accounts charged off during the year, net of recoveries of accounts previously charged off.

                                                          Exhibit (3(i))

                             CERTIFICATE OF CORRECTION
                                       OF
                     RESTATED CERTIFICATE OF INCORPORATION
                                       OF
                          COOPER TIRE & RUBBER COMPANY

   Cooper Tire & Rubber Company, a Delaware corporation (the
"Corporation"), pursuant to Section 103(f) of the General Corporation Law of the State of Delaware, certifies:

   FIRST:   That the Restated certificate of Incorporation which was
filed with the Secretary of State of the State of Delaware on May 17, 1993, is an accurate record of the corporate action referred to therein.

   SECOND: That said Restated Certificate of Incorporation was inaccurate in that it inadvertently failed to set forth the rights, powers and preferences of the Corporation's Series A Preferred Stock Article Fourth.

   THIRD:   Article FOURTH is hereby corrected by renumbering existing paragraphs 3 and 4 as paragraphs 4 and 5, respectively, and by inserting a new paragraph 3 to read as follows:

        3. The Series A Preferred Stock shall have the powers, preferences and relative, participating, optional or other special rights and qualifications, limitations and restrictions thereof as set forth in Exhibit A hereto.

   IN WITNESS WHEREOF, Cooper Tire & Rubber Company has caused this Certification of Correction to be executed by its duly authorized officer this 24th day of November, 1998.












                                               /s/ Stan C. Kaiman
                                               ------------------------
                                               Stan C. Kaiman
                                               Corporate Secretary

                          SERIES A PREFERRED STOCK

   Section 1. Designation and Amount. The shares of such series shall be designated as "Series A Preferred Stock" and the number of shares constituting such series shall be 300,000.

   Section 2. Dividends and Distributions. (A) Subject to the prior and superior rights of the holders of any shares of any other series of Preferred Stock or any other shares of preferred stock of the Corporation ranking prior and superior to the shares of Series A Preferred Stock with respect to dividends, each holder of one one-hundredth (1/100) of a share (a "Unit") of Series A Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for that purpose, (i) quarterly dividends payable in cash on the last business day of March, June and September and on the last business day of December preceeding December 25th in each year (each such date being a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of such Unit of Series A Preferred Stock, in an amount per Unit (rounded to the nearest cent) equal to the greater of
(a) $.34 or (b) subject to the provision for adjustment hereinafter set forth, the aggregate per share amount of all cash dividends declared on shares of the Common Stock since the immediately preceding Quarterly Dividend Payment Date, or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of a Unit of Series A Preferred Stock, and (ii) subject to the provision for adjustment hereinafter set forth, quarterly distributions (payable in kind) on each Quarterly Dividend Payment Date in an amount per Unit equal to the aggregate per share amount of all non-cash dividends or other distributions (other than a dividend payable in shares of Common Stock or a subdivision of the outstanding shares of Common Stock, by reclassification or otherwise) declared on shares of Common Stock since the immediately preceding Quarterly Dividend Payment Date, or with respect to the first Quarterly Dividend Payment Date, since the first issuance of a Unit of Series A Preferred Stock. In the event that the Corporation shall at any time after June 6, 1988 (the "Rights Declaration Date") (i) declare any dividend on outstanding shares of Common Stock payable in shares of Common Stock (ii) subdivide outstanding shares of Common Stock or (iii) combine outstanding shares of Common Stock into a smaller number of shares, then in each such case the amount to which the holder of a Unit of Series A Preferred Stock was entitled immediately prior to such event pursuant to the preceding sentence shall be adjusted by multiplying such amount by a fraction the numerator of which shall be the number of shares of Common Stock that are outstanding immediately after such event and the denominator of which shall be the number of shares of Common Stock that were outstanding immediately prior to such event.

     (B) The Corporation shall declare a dividend or distribution on Units of Series A Preferred Stock as provided in paragraph (A) above immediately after it declares a dividend or distribution on the shares of Common Stock (other than a dividend payable in shares of Common Stock); provided, however, that, in the event no dividend or distribution shall have been declared on the Common Stock during the period between any Quarterly Dividend Payment Date and the next subsequent Quarterly Dividend Payment Date, a dividend of $.34 per Unit on the Series A Preferred Stock shall nevertheless be payable on such subsequent Quarterly Dividend Payment Date.

     (C) Dividends shall begin to accrue and shall be cumulative on each outstanding Unit of Series A Preferred Stock from the Quarterly Dividend Payment Date next preceding the date of issuance of such Unit of Series A Preferred Stock, unless the date of issuance of such Unit is prior to the record date for the first Quarterly Dividend Payment Date, in which case, dividends on such Unit shall begin to accrue from the date of issuance of such Unit, or unless the date of issuance is a Quarterly (continued)

Dividend Payment Date or is a date after the record date for the determination of holders of Units of Series A Preferred Stock entitled to receive a quarterly dividend and before such Quarterly Dividend Payment Date, in either of which events such dividends shall begin to accrue and be cumulative from such Quarterly Dividend Payment Date. Accrued but unpaid dividends shall not bear interest. Dividends paid on Units of Series A Preferred Stock in an amount less than the aggregate amount of all such dividends at the time accrued and payable on such Units shall be allocated pro rata on a unit-by-unit basis among all Units of Series A Preferred Stock at the time outstanding. The Board of Directors may fix a record date for the determination of holders of Units of Series A Preferred Stock entitled to receive payment of a dividend or distribution declared thereon, which record date shall be no more than 30 days prior to the date fixed for the payment thereof.

   Section 3.  Voting Rights.  The holders of Units of Series A
Preferred Stock shall have the following voting rights:

     (A) Subject to the provision for adjustment hereinafter set forth, each Unit of Series A Preferred Stock shall entitle the holder thereof to one vote on all matters submitted to a vote of the stockholders of the Corporation. In the event the Corporation shall at any time after the Rights Declaration Date (i) declare any dividend on outstanding shares of Common Stock payable in shares of Common Stock, (ii) subdivide outstanding shares of Common Stock or (iii) combine the outstanding shares of Common Stock into a smaller number of shares, then in each such case the number of votes per Unit to which holders of Units of Series A Preferred Stock were entitled immediately prior to such event shall be adjusted by multiplying such number by a fraction the numerator of which shall be the number of shares of Common Stock outstanding immediately after such event and the denominator of which shall be the number of shares of Common Stock that were outstanding immediately prior to such event.

     (B) Except as otherwise provided herein or by law, the holders of Units of Series A Preferred Stock and the holders of shares of Common Stock shall vote together as one class on all matters submitted to a vote of stockholders of the Corporation.

     (C) (i) If at any time dividends on any Units of Series A Preferred Stock shall be in arrears in an amount equal to six quarterly dividends thereon, then during the period ( a "default period") from the occurrence of such event until such time as all accrued and unpaid dividends for all previous quarterly dividend periods and for the current quarterly dividend period on all Units of Series A Preferred Stock then outstanding shall have been declared and paid or set apart for payment, all holders of Units of Series A Preferred Stock, voting separately as a class, shall have the right to elect two Directors.

         (ii) During any default period, such voting rights of the holders of Units of Series A Preferred Stock may be exercised initially at a special meeting called pursuant to subparagraph (iii) of this
Section 3(C) or at any annual meeting of stockholders, and thereafter at annual meetings of stockholders, provided that neither such voting rights nor any right of the holders of Units of Series A Preferred Stock to increase, in certain cases, the authorized number of Directors may be exercised at any meeting unless one-third of the outstanding Units of Preferred Stock shall be present at such meeting in person or by proxy. The absence of a quorum of the holders of Common Stock shall not affect the exercise by the holders of Units of Series A Preferred Stock of such rights. At any meeting at which the holders of Units of Series A Preferred Stock shall exercise such voting right initially during an existing default period, they shall have the right, voting separately as

(continued)
a class, to elect Directors to fill up to two vacancies in the Board of Directors, if any such vacancies may then exist, or, if such right is exercised at an annual meeting, to elect two Directors. If the number which may be so elected at any special meeting does not amount to the required number, the holders of the Series A Preferred Stock shall have the right to make such increase in the number of Directors as shall be necessary to permit the election by them of the required number. After the holders of Units of Series A Preferred Stock shall have exercised their right to elect Directors during any default period, the number of Directors shall not be increased or decreased except as approved by a vote of the holders of Units of Series A Preferred Stock as herein provided or pursuant to the rights of any equity securities ranking senior to the Series A Preferred Stock.

         (iii) Unless the holders of Series A Preferred Stock shall, during an existing default period, have previously exercised their right to elect Directors, the Board of Directors may order, or any stockholder or stockholders owning in the aggregate not less than 25% of the total number of Units of Series A Preferred Stock outstanding may request, the calling of a special meeting of the holders of Units of Series A Preferred Stock, which meting shall thereupon be called by the Secretary of the Corporation. Notice of such meeting and of any annual meeting at which holders of Units of Series A Preferred Stock are entitled to vote pursuant to this paragraph (C)(iii) shall be given to each holder of record of Units of Series A Preferred Stock by mailing a copy of such notice to him at his last address as the same appears on the books of the Corporation. Such meeting shall be called for a time not earlier than 20 days and not later than 60 days after such order or request or in default of the calling of such meting within 60 days after such order or request, such meeting may be called on similar notice by any stockholder of stockholders owning in the aggregate not less than 25% of the total number of outstanding Units of Series A Preferred Stock. Notwithstanding the provisions of this paragraph (C)(iii), no such special meeting shall be called during the 60 days immediately preceding the date fixed for the next annual meeting of the stockholders.

         (iv) During any default period, the holders of shares of Common Stock and Units of Series A Preferred Stock, and other classes or series of stock of the Corporation, if applicable, shall continue to be entitled to elect all the Directors until the holders of Units of Series A Preferred Stock shall have exercised their right to elect two Directors voting as a separate class, after the exercise of which right
(x) the Directors so elected by the holders of Units of Series A Preferred Stock shall continue in office until their successors shall have been elected by such holders or until the expiration of the default period, and (y) any vacancy in the Board of Directors may (except as provided in paragraph (C)(ii) of this Section 3) be filled by vote of a majority of the remaining Directors theretofore elected by the holders of the class of capital stock which elected the Director whose office shall have become vacant. References in this paragraph (C) to Directors elected by the holders of a particular class of capital stock shall include Directors elected by such Directors to fill vacancies as provided in clause (y) of the foregoing sentence.

         (v) Immediately upon the expiration of a default period, (x) the right of the holders of Units of Series A Preferred Stock as a separate class to elect Directors shall cease, (y) the term of any Directors elected by the holders of Units of Series A Preferred Stock as a separate class shall terminate, and (z) the number of Directors shall be such number as may be provided for in the Certificate of by-laws irrespective of any increase made pursuant to the provisions of paragraph (C)(ii) of this Section 3 (such number being subject, however, to change thereafter in any manner provided by law or in the Certificate or by-laws). Any vacancies in the Board of Directors effected by the provisions of clauses (y) and (z) in the preceding sentence may be filled by a majority of the remaining Directors.
(continued)                        46

         (vi) The provisions of this paragraph (C) shall govern the election of Directors by holders of Units of Preferred Stock during any default period notwithstanding any provisions of the Certificate to the contrary, including, without limitation, the provisions of Article FOURTH of the Certificate.

     (D) Except as set forth herein, holders of Units of Series A Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Shares of Common Stock as set forth herein) for taking any corporation action.

   Section 4. Certain Restrictions. (A) Whenever quarterly dividends or other dividends or distributions payable on Units of Series A Preferred Stock as provided in Section 2 are in arrears, thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on outstanding Units of Series A Preferred Stock shall have been paid in full, the Corporation shall not

         (i) declare or pay dividends on, make any other distributions on, or redeem or purchase or otherwise acquire for consideration any shares of junior stock;

         (ii) declare or pay dividends on or make any other distributions on any shares of parity stock, except dividends paid ratably on Units of Series A Preferred Stock and shares of all such parity stock on which dividends are payable or in arrears in proportion to the total amounts to which the holders of such Units and all such shares are then entitled;

         (iii) redeem or purchase or otherwise acquire for consideration shares of any parity stock, provided, however, that the Corporation may at any time redeem, purchase or otherwise acquire shares of any such parity stock in exchange for shares of any junior stock;

         (iv) purchase or otherwise acquire for consideration any Units of Series A Preferred Stock, except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of such Units.

     (B) The Corporation shall not permit any subsidiary of the Corporation to purchase or otherwise acquire for consideration any shares of stock of the Corporation unless the Corporation could, under paragraph (A) of this Section 4, purchase or otherwise acquire such shares at such time and in such manner.

   Section 5. Reacquired Shares. Any Units of Series A Preferred Stock purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired and cancelled promptly after the acquisition thereof. All such Units shall, upon their cancellation, become authorized but unissued Units of Preferred Stock and may be reissued as part of a new series of Preferred Stock to be created by resolution or resolutions of the Board of Directors, subject to the conditions and restrictions on issuance set forth herein.

   Section 6. Liquidation, Dissolution or Winding Up. (A) Upon any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, no distribution shall be made (i) to the holders of shares of junior stock unless the holders of Units of Series A Preferred Stock shall have received, subject to adjustment as hereinafter provided in paragraph (B), the greater of either (a) $.01 per Unit plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not earned or declared, to the date of such payment, or (b) the amount equal to the aggregate per share amount to be distributed to

(continued)
holders of shares of Common Stock, or (ii) to the holders of shares of parity stock, unless simultaneously therewith distributions are made ratably on Units of Series A Preferred Stock and all other shares of such parity stock in proportion to the total amounts to which the holders of Units of Series A Preferred Stock are entitled under clause
(i)(a) of this sentence and to which the holders of shares of such parity stock are entitled, in each case upon such liquidation, dissolution or winding up.

     (B) In the event the Corporation shall at any time after the Rights Declaration Date (i) declare any dividend on outstanding shares of Common Stock payable in shares of Common Stock, (ii) subdivide outstanding shares of Common Stock, or (iii) combine outstanding shares of Common Stock into a smaller number of shares, then in each such case the aggregate amount to which holders of Units of Series A Preferred Stock were entitled immediately prior to such event pursuant to clause
(i)(b) of paragraph (A) of this Section 6 shall be adjusted by multiplying such amount by a fraction the numerator of which shall be the number of shares of Common Stock that are outstanding immediately after such event and the denominator of which shall be the number of shares of Common Stock that were outstanding immediately prior to such event.

   Section 7. Consolidation, Merger, etc. In case the Corporation shall enter into any consolidation, merger, combination or other transaction in which the shares of Common Stock are exchanged for or converted into other stock or securities, cash and/or any other property, then in any such case Units of Series A Preferred Stock shall at the same time be similarly exchanged for or converted into an amount per Unit (subject to the provision for adjustment hereinafter set forth) equal to the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is converted or exchanged. In the event the Corporation shall at any time after the Rights Declaration Date (i) declare any dividend on outstanding shares of Common Stock payable in shares of Common Stock, (ii) subdivide outstanding shares of Common Stock, or (iii) combine outstanding Common Stock into a smaller number of shares, then in each such case the amount set forth in the immediately preceding sentence with respect to the exchange or conversion of Units of Series A Preferred Stock shall be adjusted by multiplying such amount by a fraction the numerator of which shall be the number of shares of Common Stock that are outstanding immediately after such event and the denominator of which shall be the number of shares of Common Stock that were outstanding immediately prior to such event.

   Section 8. Redemption. The Units of Series A Preferred Stock shall not be redeemable.

   Section 9. Ranking. The Units of Series A Preferred Stock shall rank junior to all other series of the Preferred Stock and to any other class of preferred stock that hereafter may be issued by the Corporation as to the payment of dividends and the distribution of assets, unless the terms of any such series or class shall provide otherwise.

   Section 10. Amendment. The Certificate, including, without limitation, this resolution, shall not hereafter be amended, either directly or indirectly, or through merger or consolidation with another corporation, in any manner that would alter or change the powers, preferences or special rights of the Series A Preferred Stock so as to affect them adversely without the affirmative vote of the holders of a majority or more of the outstanding Units of Series A Preferred Stock, voting separately as a class.

   Section 11. Fractional Shares. The Series A Preferred Stock may be issued in Units or other fractions of a share, which Units or fractions shall entitle the holder, in proportion to such holder's fractional shares, to exercise voting rights, receive dividends, participate in distributions and to have the benefit of all other rights of holders of Series A Preferred Stock.

   Section 12. Certain Definitions. As used herein with respect to the Series A Preferred Stock, the following terms shall have the following meanings:

     (A) The term "Common Stock" shall mean the class of stock designated as the common stock, par value $1.00 per share, of the Corporation at the date hereof or any other class of stock resulting from successive changes or reclassification of the common stock.

     (B) The term "junior stock" (i) as used in Section 4, shall mean the Common Stock and any other class or series of capital stock of the Corporation hereafter authorized or issued over which the Series A Preferred Stock has preference or priority as to the payment of dividends and (ii) as used in Section 6, shall mean the Common Stock and any other class or series of capital stock of the Corporation over which the Series A Preferred Stock has preference or priority in the distribution of assets on any liquidation, dissolution or winding up of the Corporation.

     (C) The term "parity stock" (i) as used in Section 4, shall mean any class or series of stock of the Corporation hereafter authorized or issued ranking pari passu with the Series A Preferred Stock as to dividends and (ii) as used in Section 6, shall mean any class or series of capital stock ranking pari passu with the Preferred Stock in the distribution of assets or any liquidation, dissolution or winding up.

                                                            Exhibit (12)


            COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                     (Dollar amounts in thousands)
                                    Years Ended December 31
                        --------------------------------------------
                        1998      1997      1996      1995      1994
                        ----      ----      ----      ----      ----
Consolidated income
 before income taxes  $198,217  $194,792  $172,092  $180,070  $208,119
Add:
  Interest and
   amortization of
   debt expense         15,224    15,655     1,654       697     2,680
  Interest portion of
   rental expense        4,849     3,693     2,414     2,232     2,078
                       -------   -------   -------   -------   -------
  Income as adjusted  $218,290  $214,140  $176,160  $182,999  $212,877
                       =======   =======   =======   =======   =======
Fixed charges:
  Interest and
   amortization of
   debt expense        $15,224   $15,655  $  1,654  $    697  $  2,680
  Capitalized interest   1,694     1,628     4,315     2,694     1,170
  Interest portion of
   rental expense        4,849     3,693     2,414     2,232     2,078
                       -------   -------   -------   -------   -------
  Total fixed charges  $21,767   $20,976  $  8,383  $  5,623  $  5,928
                       =======   =======   =======   =======   =======
Ratio of earnings to
  fixed charges           10.0      10.2      21.0      32.5      35.9
                          ====      ====      ====      ====      ====

                                                            Exhibit (13)
                 OPERATIONS REVIEW AND PRODUCT OVERVIEW

                         OPERATIONS REVIEW

Tire Products

As Cooper approaches 85 years of tire production, it now stands as the world's eighth largest tire manufacturer. With more than 10,000 employees around the globe, the company continues to make an impact in replacement market sales for passenger, light truck, medium truck and motorcycle tires.

New private brand business and a strong performance by proprietary brands during 1998 helped the tire operation overcome significant business losses due to restructuring within the customer base. It was a remarkable achievement by the tire group to nearly replace the unit loss with new business including increases by the Cooper and Mastercraft brands.

During 1998, Cooper experienced a number of achievements, including:

- Signing long-term supply agreements for private-label tires with Hercules Tire & Rubber Company, Findlay; Del-Nat Tire Corporation, Memphis, Tennessee; and Parrish Tire Company, Winston Salem, North Carolina.

- For the second consecutive year, earning the Sears' Partners in Progress Award from a pool of more than 10,000 vendors vying for the recognition as an outstanding supplier. Cooper also received the Sears Canada Partners In Progress Award in 1998.

- Being selected as one of InformationWeek Magazine's 500 most innovative users of information technology. InformationWeek showcases the 500 largest and the most innovative users of information technology.

While these outstanding achievements were taking place, Cooper was looking toward the future as it launched its Cooper 21 strategic plan to position itself as a global industry leader and product innovator as it moves into the 21st century. To meet its goals, Cooper derived the following strategic imperatives for the tire division:

Strategic Imperative
Low Cost Supplier
Active cost reduction continues to be one of the strategic thrusts of the Company and this strong emphasis will continue. The processing cost reduction goal for 1999 represents a significant increase from the 1998 achievement. This effort not only applies to manufacturing but also includes all aspects of the value-added chain including logistics, marketing and administration.

The process improvement program Operational Excellence continues to be a driving force throughout the Company's tire division in achieving cost savings and product improvement. Focusing on the customer and utilizing work teams, the system identifies critical business areas and helps to ensure predictability in manufacturing facilities. Identifying variation as "the enemy," equipment is standardized as is the performance of various specific functions resulting in consistency throughout the operation and ensuring the manufacturing of a uniform product for ultimate customer satisfaction.





(continued)

Seven-day production weeks have been introduced at the Melksham, England, facility. This move is crucial in helping Melksham meet a growing demand for new products. Cost-reduction projects are under way to further reduce labor costs while increasing production capability. The installation of new equipment and the redesigning of the tire factory continues at a rapid pace to improve output of premium tires such as the ZZ1, which is designed for luxury high-performance cars and already has had a tremendous reception in Europe.

Strategic Imperative
Strengthen Position in North America
Expanding Cooper's presence in the North American market is being achieved by maintaining close contact with independent tire dealers, which is still by far the largest segment of the market, and providing for their needs. In addition, the Company continues to broaden its range of brands and price points covered.

To enhance its brand offering throughout North America, the Company acquired the Dean Tire & Rubber Company in January 1999, giving Cooper a seventh proprietary brand. For 32 years, Cooper served as the sole supplier to Dean with private-brand passenger, light truck and medium truck tires.

A multi-brand approach has been developed to maximize sales for the seven proprietary brands: Cooper, Avon, Mastercraft, Starfire, Roadmaster, Dean and Dominator. These brands effectively cover Tier II and Tier III segments of the market. Analysis is taking place in each region of the country for potential growth by offering different combinations of these house brand lines to dealers in various distribution channels. Market development funds have been designated to help drive sales in metropolitan areas where Cooper brand penetration can be improved.

The establishment of a new retail division within the house brands group will allow Cooper to penetrate the fast-growing regional retailer segment of the market. A number of the nation's top retailers have been targeted with a goal to align the Company with one key retailer in each geographic region. Cooper can market a "package" to retailers looking for an upscale, high margin, performance line along with one of the Tier III value brands.

During 1998, four new Cooper and three new Avon tire lines were launched:

- The newest addition to the Cobra line-the Cobra XST-highlights Pentamax performance technology.
- With a modern five-rib tread design, the SRM II light truck tire helps deliver excellent directional control for great handling and dependable highway driving.
-  The Lifeliner STE is a top-of-the-line touring radial.
- The Sportmaster GLE, known as the "Cooper tire built in Europe for European drivers," is the first Cooper brand tire built at the Melksham facility.
-  The Avon ZZ1 combines motorsport technology with luxury-ride comfort.
- Primarily designed for road use, the Avon Ranger-H meets the needs of high-performance 4x4 vehicle drivers worldwide.
- The specially formulated compound of the Avon CR65 offers optimum performance in cold and wintery conditions.

As an additional value-added service for dealers, Cooper launched The Tire Card by Cooper in mid-1998. This private label credit card-offered only through participating dealers-allows consumers to stretch their payments over three, six and 12 months depending on the size of their purchases. In addition, the card offers free emergency roadside assistance.
(continued)

Reaching millions of viewers worldwide, Cooper will serve as the Presenting Sponsor of the Bay Hill Invitational for the first time in 1999. An associate sponsor of the event for the past two years, Cooper is now the only U.S. tire company with a major golf tournament sponsorship. Tournament coverage of the Bay Hill Invitational in the U.S. is provided by the NBC and USA networks and is also telecast to overseas audiences because of its strong international field.

A new multi-million dollar national advertising campaign was launched during the first quarter of 1998 using a series of television, radio, and consumer and trade print ads developed under the theme The World is Your Course. Drive On. and featuring Arnold Palmer. The ads reflect a stylish and sophisticated approach, decidedly different from traditional tire advertising to improve awareness for the Cooper brand.

Enhancing the Company's ability to provide quick response and cost-effective marketing support materials for products, a new graphic arts center was completed during the year. This new facility consolidates the production and distribution operation for most printed materials and offers excellent service to customers as well as various business operations of the Company.

Strategic Imperative
Expand Global Sales
The European, South American and Asian markets have significant growth potential for Cooper. In Europe, the Avon and Cooper marketing programs have been well received. The new alliance with Pirelli will assist Cooper in better penetrating the South American market while potential partners, already established in the Asian markets, are being considered.

As the Cooper operation in Melksham continues to improve, the selling culture is changing to a volume orientation which will help increase profitability. Key retailers in Europe have been targeted and an active campaign is in place to gain their interest in the Avon and Cooper brands. The Roadmaster brand is also being actively marketed in Europe and the United Kingdom.

Key markets outside of Europe have been identified and targeted for growth as the Company incorporates a multi-national, multi-sourced, multi-branded approach to world markets. Support programs and new products are being developed to help the Company achieve the global growth projected in the Cooper 21 plan.

Strategic Imperative
Tire Quality
Always known for outstanding quality, Cooper believes it is imperative to continually improve product performance. The Company's investments in technology and ultimately, product improvement, will enable Cooper to continue its tradition of excellence in meeting customers' expectations.

As a part of the Operational Excellence program, design specifications continue to be enhanced and a list of uniformity "best practices" has been developed as a resource for each plant. In addition to cost savings, the process improvement program empowers employees to enhance quality at each level of production.







(continued)

During 1998, Cooper constructed its new, state-of-the-art technical center for tire operations, adjacent to the existing research and engineering facility in Findlay. The 73,500-square-foot, two-story facility now houses all tire development personnel as well as the expanded materials and tire testing laboratories. Completed in November 1998, the modern, attractive facility provides an optimum environment for creativity and collaboration and uses state-of-the-art computer technology.

Ground was broken mid-year for a new tire and vehicle test track in southern Texas. Located on a 900-acre site near San Antonio, the Tire & Vehicle Test Center will contain a one-mile road course, a two-mile ride evaluation course and a 14-acre vehicle dynamics area for wet testing. The new track will provide additional flexibility and capability for the development of new products and enhance the Company's speed-to-market.

Strategic Imperative
Maintain Leadership in Customer Service
As an industry leader in customer service, Cooper realizes that friendly, resourceful staffers need the latest in technology to continue leadership in customer service. To assist with the processing of increasingly complex orders and the need for rapid and accurate customer communication, the Encore order entry system continued to improve service during 1998. Using the latest in computer technology, the Encore system promises to be a key part of Cooper's plan to exceed customer service expectations.

It was determined Cooper customers' definition of excellent delivery is consistency. Also, customers who buy multiple brands will require all products be shipped from one location and on one truck for maximum efficiency and service. Two studies were initiated to address these important issues.

Phase I of an extensive benchmarking study of Cooper's distribution system has been completed and current capabilities are being evaluated in areas of inventory deployment and warehouse and transportation efficiency. Phase II of this logistics study will develop a distribution network model to help identify needs in other regions of the country.

A new 270,000-square-foot distribution center was opened in New Jersey along the turnpike. Enhancing Cooper's ability to service customers with next-day tire delivery, the facility utilizes the latest warehousing technology.

Strategic Imperative
Develop Skills to Compete in the 21st Century
As the Company looks forward to the next millennium, education programs are focused on improving employee skills in the areas of technology, information systems, management and international business. Several new programs addressing these needs are in development for 1999 with many already under way.


Engineered Products

Cooper began manufacturing components for the automotive and appliance industries in 1938. Over the years the operation's product lines have grown to include active and passive vibration control systems, automotive sealing systems, hose and hose assemblies. Cooper Engineered Products, as the operation was renamed in 1991, now includes six manufacturing facilities and three design centers in North America to serve the needs of automotive manufacturers.

(continued)

In 1998, Cooper achieved the following:

- Ranked first in the Ford North American Benchmarking Survey of engine mount suppliers.

- Auburn, Bowling Green and El Dorado facilities received awards for cost, delivery and quality from New United Motor Manufacturing Inc. (NUMMI).

- Reached a three-year contract with the Bowling Green hose plant employee union.

-  Completed the engineering technical center in Auburn.

- El Dorado plant received the Rubber Manufacturers Association (RMA) Safety Improvement Award for the second consecutive year.

The long-range goals of the engineered products operation are to continue to grow current business with existing automotive manufacturers, to develop new business opportunities globally and to enter new product categories through the implementation of the following key strategic imperatives:

Strategic Imperative
Vision and Strategy
Cooper 21 represents a new way of doing business at engineered products. It is a process more than a project and involves all employees. The strategic planning process that became even more focused with Cooper 21 has been formalized and is being communicated throughout the division. Also, with the creation of the strategy and business development department, focused efforts are being applied to the management and implementation of a multitude of strategic initiatives.

The strategic direction for engineered products falls into two general categories: activities that strengthen the business and activities that strengthen the organization. A number of specific strategies are covered by each of these broad categories and one or more task forces have been established for each.

Strategic Imperative
Expand Globally
It is Cooper's goal to be a premier global supplier of its engineered product lines to North American and European-based automotive manufacturers through expansion in Europe and Latin America. Cooper will accomplish this by expanding manufacturing capabilities globally and by providing products and services that meet or exceed customers' requirements and expectations for quality, reliability, delivery and technological innovation at the lowest competitive price.

In mid-year, Cooper began a significant expansion at the Piedras Negras facility to provide capacity for service to customers in Mexico. Initial production includes three new lines for extruded rubber seals and will allow additional capacity to meet increasing demand for vibration control products. This investment supports the Company's strategy to establish production capability in regions where automotive manufacturers are present.

Again this year, Cooper had components on the top five best-selling vehicles in the U.S. market. New vibration control business launched in 1998 included the GMC Silverado pickup truck which had a strong impact
on sales in the fourth quarter.   The Company produces numerous
components for the new Grand Cherokee platform which began production in



(continued)

July and will produce hydromounts and hydrobushings for the new Saturn sedan. Hose business also expanded with the launch of the Ford
F250/F350 truck. One of the Company's major platforms in automotive sealing, the Dodge Ram pickup, was the fifth best-selling vehicle in the United States during 1998.

The heavy truck market is an area of increasing opportunity for the division. In 1998, Cooper secured new parts contracts with Hendrickson, a suspension system supplier for heavy trucks. The division is currently manufacturing bolster springs and center beam bushings used on dual-axle dump trucks and cement trucks.

Strategic Imperative
Financially Responsible Operations
The engineered products operations met its 1998 internal cost reduction goal for direct factory costs and raised the goal even higher for 1999. Cooper is aggressively seeking to drive costs down through utilization of lean manufacturing, Kaizen programs, cost-reduction teams and cost-effective designs. These initatives improve productivity, efficiency and quality without significant capital investment.

A new, state-of-the-art mixing facility was completed at the El Dorado plant in 1998. This investment provides increased capacity to meet growing production needs and efficiencies to reduce costs. The computerized controls of this new facility enable the Company to improve the quality of mixed stocks to meet and exceed the increasing quality requirements of customers.

In 1998, a new reel-to-reel hose processing system was implemented at the Mt. Sterling plant. As anticipated, lower defective rates, reduced labor and improvements in overall line efficiencies were achieved using this system.

Cooper secured additional business last year for assembling hoses, bending metal tubes and attaching a variety of clips, clamps and components, shifting space requirements from forming to finishing and assembly.

Benchmarking and continuous review of best practices are a part of the Cooper culture. To improve operations, the Company initiated several new benchmarking projects in the plants. The first involves reducing variation on pre-formed extrusions. The second focuses on minimizing cure shrinkage on standard and capped-end hoses. Cooper implemented a program to work with suppliers to accelerate prototype development in order to help reduce cycle times. A formal review of parts received from suppliers was initiated with a goal to achieve quality ratings of zero defective parts per million.

Strategic Imperative
Innovative Organization
The 76,350-square-foot engineering technical center in Auburn was completed in the summer of 1998. The new facility allowed the expansion of testing, research and development capabilities for rubber compounds and vibration control systems as well as additional space and improved communication for the engineering, purchasing and inquiry departments. The second floor will be finished in 1999 to provide additional space.

The testing and material lab area of this new facility has increased the Company's ability to perform vehicle system and subsystem testing. New equipment includes a vehicle dynamometer, additional vehicle lift capacity and centralized computer-controlled servohydraulic fatigue testing systems. There is also an expanded tool and testing area. The computer-aided design area has been expanded in all customer applications as well as in finite element analysis and system modeling. (continued)

Cooper is currently developing an electronic noise and vibration intelligence system called ENVIsys for use in automotive and light aircraft applications. This innovative and cost-effective system attenuates random and repetitive noise and vibrations in a vehicle through a series of electronic devices including sensors, speakers and actuators. ENVIsys has the ability to respond before noise and vibration reach the passengers in a vehicle and it remains stable during all operating conditions. The Company is optimistic about the new business this system may bring.

The operation continued development of an online system to improve communication, training and information processing. Known as COBRA (Cooper Online Business Resource Application), this interactive system allows authors from departments across the division to actively design and establish intranet sites for access to divisional applications, information and resources.

Strategic Imperative
Motivated Workforce
Continuing to aggressively pursue important human resource issues, a task force is evaluating the establishment of a formal career development program, improvements to the recruiting process and a formal recognition and reward program. This initiative will emphasize employee involvement as well as education, accomplishments, patents and cost savings.

                                                          Exhibit (23)


                    CONSENT OF INDEPENDENT AUDITORS


   We consent to the incorporation by reference in the Registration Statements of Cooper Tire & Rubber Company listed below, and in the Prospectus related to the Form S-3, of our report dated February 9, 1999, with respect to the consolidated financial statements and schedule of Cooper Tire & Rubber Company included in this Annual Report (Form 10-
K) for the year ended December 31, 1998:

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

            No. 33-52499    Pre-Tax Savings Plan (Bowling Green - Hose)

            No. 33-52505    Pre-Tax Savings Plan (Bowling Green - Sealing)

            No. 333-09619   1996 Stock Option Plan



                                                  /s/ Ernst & Young LLP
                                                  ---------------------
                                                  ERNST & YOUNG LLP

Toledo, Ohio
March 19, 1999

                                                            Exhibit (24)

                           POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned, in the capacities indicated, do hereby constitute and appoint Patrick W. Rooney, or Thomas
A. Dattilo, or John Fahl, or Stan C. Kaiman as their attorney with full power of substitution and resubstitution for and in their name, place and stead, to sign and file with the Securities and Exchange Commission an Annual Report on Form 10-K, as amended, together with any and all amendments and exhibits thereto and any and all applications, instruments or documents to be filed with the Securities and Exchange Commission pertaining to the filing of such report, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary to be done in the premises, hereby ratifying and approving the acts of said attorney or any such substitute.

   Executed at Findlay, Ohio this 9th day of February, 1999.


/s/ Arthur H. Aronson                   /s/ Thomas A. Dattilo
---------------------------             -----------------------------
Arthur H. Aronson, Director             Thomas A. Dattilo, President,
                                        Principal Operating Officer,
                                        and Director

/s/ Edsel D. Dunford                    /s/ John Fahl
---------------------------             ---------------------------
Edsel D. Dunford, Director              John Fahl, Director


/s/ Deborah M. Fretz                    /s/ Dennis J. Gormley
---------------------------             ---------------------------
Deborah M. Fretz, Director              Dennis J. Gormley, Director


/s/ Stan C. Kaiman                      /s/ John F. Meier
---------------------------             ---------------------------
Stan C. Kaiman, Secretary               John F. Meier, Director


/s/ Byron O. Pond                       /s/ Patrick W. Rooney
---------------------------             ------------------------------
Byron O. Pond, Director                 Patrick W. Rooney, Chairman of
                                        the Board, Principal Executive
                                        Officer, and Director


/s/ John H. Shuey                       /s/ Philip G. Weaver
--------------------------              --------------------------------
John H. Shuey, Director                 Philip G. Weaver, Vice President
                                        and Principal Financial Officer

/s/ Eileen B. White
-----------------------------
Eileen B. White, Principal
Accounting Officer and
Corporate Controller






(continued)

STATE OF OHIO    )
                 )ss.
COUNTY OF HANCOCK)


On this 9th day of February, 1999, before me, a Notary Public in and for the State and County aforesaid, personally appeared Arthur H. Aronson, Thomas A. Dattilo, Edsel D. Dunford, John Fahl, Deborah M. Fretz, Dennis
J. Gormley, Stan C. Kaiman, John F. Meier, Byron O. Pond, Patrick W. Rooney, John H. Shuey, Philip G. Weaver, and Eileen B. White, known to me to be the persons whose names are subscribed in the within instrument and who acknowledged to me that they executed the same.

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


                                 /s/ Phyllis C. Hall
                                 --------------------------------------
                                 Phyllis C. Hall, Notary Public
                                 State of Ohio
                                 My commission expires October 6, 2000

(SEAL)

                                                           Exhibit (24)

                           POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that the undersigned does hereby, for and on behalf of Cooper Tire & Rubber Company in accordance with the certain resolution of the Board of Directors adopted February 9, 1999, constitute and appoint Patrick W. Rooney, or Thomas A. Dattilo, or John Fahl, or Stan C. Kaiman, as its attorney with full power of substitution and resubstitution for and in its name, place and stead, to sign and file with the Securities and Exchange Commission an Annual Report on Form 10-K pursuant to the Securities Act of 1934, as amended, together with any and all amendments and exhibits thereto, and all applications, instruments or documents to be filed with the Securities and Exchange Commission pertaining to the filing of such report, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary to be done in the premises, hereby ratifying and approving the acts of said attorney or any such substitute.

     Executed at Findlay, Ohio this 9th day of February, 1999.

ATTEST:                                 COOPER TIRE & RUBBER COMPANY


/s/ Stan C. Kaiman                      /s/ Patrick W. Rooney
-------------------------               -----------------------------
Stan C. Kaiman                          Patrick W. Rooney
Secretary                               Chairman of the Board
                                        and Chief Executive Officer


STATE OF OHIO    )
                 )ss.
COUNTY OF HANCOCK)

     On this 9th day of February, 1999, before me, a Notary Public in and for the State and County aforesaid, personally appeared Patrick W. Rooney and Stan C. Kaiman, known to me to be the persons whose names are subscribed in the foregoing instrument and acknowledged to me that they executed the same.

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


                                 /s/ Phyllis C. Hall
                                 ----------------------------------
                                 Phyllis C. Hall, Notary Public
                                 State of Ohio
                                 My commission expires October 6, 2000

(SEAL)

                                                            Exhibit (99)
                        COOPER TIRE & RUBBER COMPANY
                        UNDERTAKINGS OF THE COMPANY
                   FOR FISCAL YEAR ENDED DECEMBER 31, 1998

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

    f.  Employee plans on Form S-8.
        1. The undersigned registrant hereby undertakes to deliver or cause to be delivered with the prospectus, to each employee to whom the prospectus is sent or given, a copy of the registrant's annual report to stockholders for its last fiscal year, unless such employee otherwise has received a copy of such report, in which case the registrant shall state in the prospectus that it will promptly furnish, without charge, a copy of such report on written request of the employee. If the last fiscal year of the registrant has ended within 120 days prior to the use of the prospectus, the annual report of the registrant for the preceding fiscal year may be so delivered, but within such 120 day period the
(continued)                      62
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
        ---------   ------------------------
        Each person who was or is made a party or is threatened to be made a party to or is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative (a "proceeding"), by reason of the fact that he, or a person of whom he is the legal representative, is or was a director or officer of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation or a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans maintained or sponsored by the Corporation, whether the basis of such proceeding is alleged action in an official capacity as a director, officer, employee or agent or in any other capacity while serving as a director, officer, employee or agent, shall be indemnified and held harmless by the Corporation to the fullest extent authorized by the Delaware General Corporation Law, as the same exists or may
(continued)                      63
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