Form 10-Q
period 1999-03-31
COOPER TIRE & RUBBER CO
filed 1999-04-30
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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


                        Yes (X)              No (   )





              Number of shares of common stock of registrant outstanding at April 23, 1999:  75,837,268

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                       COOPER TIRE & RUBBER COMPANY
                   CONDENSED CONSOLIDATED BALANCE SHEETS
          (Dollar amounts in thousands except per-share amounts)
                                                    March 31,
                                                      1999      December 31,
                                                   (Unaudited)     1998
                                                  ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                       $   23,294    $   41,966
  Accounts receivable, less allowances
    of $5,248 ($4,806 in 1998)                       338,289       319,685
  Inventories at lower of cost (last-in,
    first-out) or market:
      Finished goods                                 143,768       132,696
      Work in process                                 19,193        20,368
      Raw materials and supplies                      28,951        33,322
                                                   ---------     ---------
                                                     191,912       186,386
  Prepaid expenses and deferred income taxes          21,729        21,436
                                                   ---------     ---------
        Total current assets                         575,224       569,473
Property, plant and equipment - net                  897,008       885,282
Intangibles and other assets                          93,935        86,520
                                                   ---------     ---------
                                                  $1,566,167    $1,541,275
LIABILITIES AND STOCKHOLDERS' EQUITY               =========     =========
Current liabilities:
  Notes payable                                   $    8,939    $    8,129
  Accounts payable                                    81,436        94,502
  Accrued liabilities                                 88,999        87,274
  Income taxes                                        17,002         2,834
  Current portion of debt                                242           249
                                                   ---------     ---------
        Total current liabilities                    196,618       192,988
Long-term debt                                       205,218       205,285
Postretirement benefits other than pensions          153,001       151,520
Other long-term liabilities                           48,497        48,741
Deferred income taxes                                 73,685        74,805
Stockholders' equity:
  Preferred stock, $1 par value; 5,000,000 shares
    authorized; none issued                                -             -
  Common stock, $1 par value; 300,000,000 shares
    authorized; 83,824,868 shares issued
    (83,781,058 in 1998)                              83,825        83,781
  Capital in excess of par value                       4,103         3,296
  Retained earnings                                  969,403       945,975
  Cumulative other comprehensive income              (12,419)       (9,867)
                                                   ---------     ---------
                                                   1,044,912     1,023,185
  Less:  7,989,600 common shares in
          treasury at cost                          (155,249)     (155,249)
         Deferred compensation on
          restricted stock                              (515)	       -
                                                   ---------     ---------
         Total stockholders' equity                  889,148       867,936
                                                   ---------     ---------
                                                  $1,566,167    $1,541,275
                                                   =========     =========
See accompanying notes.

                      COOPER TIRE & RUBBER COMPANY
                   CONSOLIDATED STATEMENTS OF INCOME
               THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (UNAUDITED)
         (Dollar amounts in thousands except per-share amounts)

                                                 1999              1998
                                               --------          --------
Revenues:
  Net sales                                    $467,887          $437,558
  Other income                                      859               578
                                                -------           -------
                                                468,746           438,136
Costs and expenses:
  Cost of products sold                         383,127           363,470
  Selling, general and administrative            32,092            28,512
  Interest                                        3,903             3,849
                                                -------           -------
                                                419,122           395,831
                                                -------           -------
Income before income taxes                       49,624            42,305

Provision for income taxes                       18,233            15,780
                                                -------           -------
Net income                                       31,391            26,525

Other comprehensive income (loss):
  Currency translation adjustment                (2,552)              216
                                                 ------            ------
Comprehensive income                            $28,839           $26,741
                                                 ======            ======

Basic and diluted earnings per share               $.41              $.34
                                                    ===               ===

Weighted average number of
 shares outstanding (000's)                      75,877            78,848
                                                 ======            ======

Dividends per share                               $.105             $.095
                                                   ====              ====

See accompanying notes.

                       COOPER TIRE & RUBBER COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                              (UNAUDITED)
                     (Dollar amounts in thousands)
                                                1999            1998
                                              --------        --------
Operating activities:
  Net income                                   $31,391         $26,525
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation                               25,650          24,259
     Deferred income taxes                      (1,861)          3,581
  Changes in operating assets
   and liabilities:
     Accounts receivable                       (21,543)        (14,558)
     Inventories and prepaid expenses           (6,813)        (14,466)
     Accounts payable and
      accrued liabilities                      (10,556)        (16,408)
     Other liabilities                          10,077           5,060
                                               -------         -------
       Net cash provided by
        operating activities                    26,345          13,993
Investing activities:
  Property, plant and equipment                (39,304)        (27,382)
  Other                                              -             160
                                               -------         -------
       Net cash used in investing
        activities                             (39,304)        (27,222)
Financing activities:
  Issuance of debt                               1,072             900
  Payment on debt                                  (72)           (346)
  Payment of dividends                          (7,963)         (7,482)
  Issuance of common shares                        336              27
                                               -------         -------
       Net cash used in financing
        activities                              (6,627)         (6,901)

Effects of exchange rate changes on cash           914              95
                                               -------         -------

Changes in cash and cash equivalents           (18,672)        (20,035)

Cash and cash equivalents at
  beginning of period                           41,966          52,910
                                               -------         -------
Cash and cash equivalents at
  end of period                                $23,294         $32,875
                                               =======         =======
Cash payments for interest                     $ 8,067         $ 8,185
                                               =======         =======
Cash payments for income taxes                 $ 5,567         $ 7,402
                                               =======         =======

See accompanying notes.

                     COOPER TIRE & RUBBER COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements at March 31, 1999 and for the three-month periods ended March 31, 1999 and 1998 are unaudited and include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and, therefore, do not contain all information and footnotes normally contained in annual financial statements; accordingly, they should be read in conjunction with the Financial Statements and notes thereto appearing in the Annual Report on Form 10-K of the Company for the year ended December 31, 1998.


2. The results of operations for the three-month period ended March 31,1999 are not necessarily indicative of those to be expected for the year ending December 31, 1999.


3.   Information on the Company's operating segments is as follows:

                                                Three months ended March 31
                                                  1999               1998
                                                --------           --------
       Revenues from external customers:
         Tires                                  $352,062           $330,326
         Engineered products                     115,825            107,232
                                                 -------            -------
         Net sales                              $467,887           $437,558

       Segment profit:
         Tires                                  $ 33,259           $ 29,797
         Engineered products                      15,506             11,931
                                                 -------            -------
                                                  48,765             41,728
         Other                                       859                577
                                                 -------            -------
         Income before income taxes             $ 49,624           $ 42,305


4. During the first quarter of 1999 the Company adopted Statement of Financial Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," requiring the capitalization of certain costs previously expensed by the Company. The effect of adoption was not material to the Company's consolidated financial position or results of operations.

    In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement will become effective for fiscal years beginning after June 15, 1999, with earlier adoption permitted. The Company is currently evaluating the effect of the provisions of this Statement on its accounting and reporting policies, but does not anticipate adoption of this Statement will have a material adverse effect on the Company's consolidated financial position or results of operations. The Company does not have derivative instruments at March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Net sales and earnings achieved new first quarter records for the three months ended March 31, 1999. Net sales increased 6.9% when compared to the first quarter of 1998. Shipments were strong for both engineered products and tires during the quarter with increases in net sales of 8.0% and 6.6%, respectively, from 1998. Other income was higher as compared to the 1998 period due to higher amounts of interest income.

Cost of products sold, as a percent of net sales, decreased more than one percent in the first quarter of 1999 as compared with the first quarter of 1998. Decreases in raw material costs and improvements in product mix were partially offset by price concessions.

Selling, general and administrative expenses were higher for the quarter compared to one year ago. As a percent of net sales, selling, general and administrative expenses were 6.9% compared to 6.5% in 1998 due primarily to costs related to the Company's national advertising program.

Interest expense was unchanged from the first quarter of 1998. The effective income tax rate of 36.7% in 1999 is lower than the 37.3% in 1998 as a result of foreign tax initiatives.

Segment profit for the quarter was $48.8 million in 1999, an increase of 16.9% from $41.7 million reported in the first quarter of 1998. Tire operations segment profit increased 11.6% from the first quarter of 1998 and engineered products segment profit increased 30.0%. Income before income taxes for the quarter increased 17.3% from the quarter one year ago. The 1999 quarter benefited from strong sales, reductions in raw material costs and richer product mix which were partially offset by a continuation of intense price competition in the replacement tire market and price concessions to automotive customers.

Working capital of $379 million is up slightly from December 31, 1998 and March 31, 1998. The current ratio of 2.9 is down slightly from 3.0 at both December 31, 1998 and March 31, 1998. Long-term debt, as a percent of total capitalization, is 18.8% compared to 19.4% one year ago. The financial position of the Company at March 31, 1999 continues to be excellent.

The cash flows generated by operating activities of $26 million during the first three months of 1999 are higher than the $14 million for the three-month period one year ago due primarily to the increase in income. Investments in property, plant and equipment of $39 million compare to $27 million in last year's quarter. Financing activities in 1999 and 1998 primarily reflect the payment of dividends. The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements over the near term.

The Company has developed and initiated plans to address the possible exposures related to the impact of the Year 2000 on its systems and computer equipment, including those involved in its manufacturing operations. The Company initiated its planning in 1995, commenced identification of exposures in 1996, and began remediation of its systems in 1997. Other information systems' projects were not significantly delayed as a result of the allocation of resources to Year 2000 remediation.

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

(continued)

The Company's key financial information and operational systems have been assessed and detailed plans have been implemented to address modifications required by December 31, 1999. The Company is on schedule with these plans, with more than 90 percent of its originally non-compliant systems and equipment now compliant, and expects remaining modifications to be completed and tested by July 1999. The Company will continue to refine its contingency plans in the event the remaining systems and equipment cannot be modified as expected. In the event the Company is unable to modify its remaining non-compliant systems and equipment, based upon currently available information, management believes no material adverse impact on its operations would result.

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

Part II.  OTHER INFORMATION

Item 6(a).  Exhibits.

       (10)  Material Contracts

              Employment agreement dated as of January 1, 1999 between Cooper Tire & Rubber Company and Thomas A. Dattilo

       (27)  Financial Data Schedule


Item 6(b).  Reports on Form 8-K.

        No Form 8-K has been filed.






                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             COOPER TIRE & RUBBER COMPANY




                                             /S/ P. G. Weaver
                                             ---------------------
                                             P. G. Weaver
                                             Vice President and Chief
                                             Financial Officer
                                             (Principal Financial Officer)





                                             /S/ E. B. White
                                             -----------------
                                             E. B. White
                                             Corporate Controller
                                             (Principal Accounting Officer)



      April 30, 1999
      --------------
          (Date)

                               INDEX TO EXHIBITS
                                  DESCRIPTION


Part II. Item 6(a).

  (10) Employment agreement dated as of January 1, 1999 between Cooper Tire & Rubber Company and Thomas A. Dattilo

  (27) Financial Data Schedule

                             EMPLOYMENT AGREEMENT

THIS AGREEMENT dated as of January 1, 1999, between COOPER TIRE & RUBBER COMPANY, a Delaware corporation with its principal offices located at 701 Lima Avenue, Findlay, Ohio, (the "Company"), and Thomas A. Dattilo, 26730 West River Road, Perrysburg, Ohio 43551 ("Executive").

                                  WITNESSETH:
                                  ----------

WHEREAS, the Executive has been employed by the Company in the capacity of President and Chief Operating Officer, commencing on the date hereof;

WHEREAS, the Company desires to retain the services of the Executive in the future; and

WHEREAS, the Executive desires to serve in the capacity of President and Chief Operating Officer of the Company, pursuant to the terms and provisions of this Agreement.

NOW, THEREFORE, in consideration of the premises and the mutual covenants herein contained, the parties hereto agree as follows:

1.  Employment and Duties.

(a) General. The Company hereby employs Executive and Executive agrees upon the terms and conditions herein set forth to serve as President and Chief Operating Officer and in such capacity, shall perform such duties as may be delineated in the by-laws of the Company, and such other duties, commensurate with Executive's title and position of President and Chief Operating Officer, as may be assigned to Executive from time to time by the Board of Directors of the Company (the "Board") or such officer of the Company as may be designated by the Board. If elected, Executive will serve as a member of the Board or on committees of the Board.

(b) Exclusive Services. Throughout the Period (as defined in paragraph 2 below), Executive shall, except as may from time to time be otherwise agreed in writing by the Company and during reasonable vacations and unless prevented by ill health, devote his full-time and undivided attention during normal business hours to the business and affairs of the Company consistent with his senior executive position, shall in all respects conform to and comply with the lawful and reasonable directions and instructions given to him by the Board or such officer of the Company as may be designated by the Board, and shall use his best efforts to promote and serve the interests of the Company.

(c) Restrictions on Other Employment. Throughout the Period and provided that such activities do not contravene the provisions of subparagraph l(b) hereof or paragraph 5 hereof:

          (i)  Executive may engage in charitable and community affairs;

         (ii) Executive may perform inconsequential services without specific compensation therefor in connection with the management of personal investments; and,








(continued)

        (iii) Executive may, directly or indirectly, render services to any other person or organization (including service as a member of the Board of Directors of any other unaffiliated company), for which he receives compensation, that is not in competition with the Company, subject in each case to the approval of the Board. Executive may retain all fees he receives for such services, and the Company shall not reduce his compensation by the amount of such fees. For purposes of this subparagraph l(c)(iii) competition shall have the same meaning as intended for the purposes of paragraph 5.

2. Term of Employment. Subject to the provisions of paragraph 4. hereof, the Company shall retain Executive and Executive shall serve in the employ of the Company for a period (the "Period") commencing on the date hereof and continuing in effect through December 31, 2002; provided, however, that commencing on January 1, 2000, and each January 1 thereafter until the year in which Executive's 62nd birthday occurs, the Period shall automatically be extended for one additional year unless, no later than September 30 of the preceding year, the Company or Executive shall have given notice to the other that it does not wish to extend this Agreement.

3. Compensation and Other Benefits. Subject to the provisions of this Agreement, the Company shall pay and provide the following compensation and other benefits to Executive during the Period as compensation for services rendered hereunder:

    (a) Base Salary. The Company shall pay to Executive an annual base salary, as defined in the Company's Top Management Compensation Plan adopted by the Board on April 28, 1973 (the "Compensation Plan"), at the rate of $375,000 per annum, payable biweekly. The Company shall be entitled to deduct or withhold all taxes and charges which the Company may be required to deduct or withhold therefrom. The base salary will be reviewed not less than annually by the Board or by the Audit and Compensation Committee of the Board and may be increased, but not decreased.

    (b) Employee Benefit Plans. At all times during the Period, Executive shall be provided the opportunity to participate in such pension and welfare plans, programs and arrangements (the "Plans") as are generally made available to executives of the Company. Unless otherwise required by law, the Plans, when considered as a whole, will provide for benefits to Executive no less favorable than those currently provided.

    (c) Incentive Compensation. The Company shall pay to Executive annual incentive compensation under the system established by the Compensation Plan.

4.  Termination of Employment.

    (a)  Termination for Cause; Resignation Without Good Reason.

           (i) If, prior to the expiration of the Period, Executive's employment is terminated by the Company for Cause, as defined in subparaqraph 4(a)(ii), or if Executive resigns from his employment hereunder without Good Reason, as defined in subparagraph 4(b)(vii) hereof, Executive shall not be eligible to receive base salary under subparagraph 3(a) or to participate in any Plans under subparagraph 3(b) with respect to future periods after the date of such termination or resignation except for the right to receive vested benefits under any Plan in accordance with the terms of such Plan.



(continued)

                However, Executive shall be eligible to receive a pro rata portion of any incentive compensation for the Company's fiscal year during which the date of termination or resignation occurs, but not for any later years.

          (ii) Termination for "Cause" shall mean termination of Executive's employment with the Company by the Board because of:

                (A) any act or omission constituting a material breach by Executive of any of his significant obligations or agreements under this Agreement or the continued failure or refusal of Executive to adequately perform the duties reasonably required hereunder which is materially injurious to the financial condition or business reputation of, or is otherwise materially injurious to, the Company or any affiliate thereof, after notification by the Board of such breach, failure or refusal and failure of Executive to correct such breach, failure or refusal within thirty (30) days of such notification (other than by reason of the incapacity of Executive due to physical or mental illness), or

                (B) the commission by and conviction of Executive of a felony, or the perpetration by and criminal conviction of or civil verdict finding Executive committed a dishonest act or common law fraud against the Company or any affiliate thereof (for the avoidance of doubt, conviction and civil verdict, in each case, shall mean when no further appeals may be taken by Executive from such conviction or civil verdict and such conviction or civil verdict becomes final and binding upon Executive with no further right of appeal), or

                (C) any other willful act or omission which is materially injurious to the financial condition or business reputation of, or is otherwise materially injurious to, the Company or any affiliate thereof, and failure of Executive to correct such act or omission after notification by the Board of any such act or omission.

                Any notification to be given by the Board in accordance with clause (A) or (C) of the preceding sentence shall specifically identify the breach, failure, refusal, act or omission to which the notification relates and, in the case of clauses (A) and (C), shall describe the injury to the Company, and such notification must be given within twelve (12) months of the Board becoming aware, or within twelve (12) months of when the Board should have reasonably become aware of the breach, failure, refusal, act, or omission identified in the notification. Notwithstanding paragraph 8, failure to notify Executive within any such twelve (12) month period shall be deemed to be a waiver by the Board of any such breach, failure, refusal, act or omission by Executive and any such breach, failure, refusal, act or omission by Executive shall not then be determined to be a breach of this Agreement.

                For the avoidance of doubt and for the purpose of determining Cause pursuant to this subparagraph 4(a)(ii), the exercise of business judgment by Executive shall not be determined to be Cause under this subparagraph 4(a)(ii), even if such business judgment materially injures the financial condition or business reputation of, or is otherwise materially injurious


(continued)
                to the Company or any affiliate thereof, unless such business judgment by Executive was not made in good faith, or constitutes willful or wanton misconduct, or was an intentional violation of state or federal law.

         (iii) The date of termination of employment by the Company under this subparagraph 4(a) shall be the date specified in a written notice of termination (which date shall be no earlier than the date of furnishing such notice), or if no such date is specified therein, the date of receipt by Executive of such written notice of termination. The date of resignation under this subparagraph 4(a) shall be two weeks after receipt by the Company of written notice of resignation.

    (b)  Termination Without Cause; Resignation for Good Reason.

           (i) Subject to the provisions of subparagraph 4(b)(iii) and subparagraph 4(b)(vi), if, prior to the expiration of the Period, Executive's employment is terminated by the Company without Cause or if Executive resigns from his employment hereunder for Good Reason as defined in subparagraph 4(b)(vii) hereof, Executive shall be entitled to receive as "Severance Benefits" biweekly payments at the rate of his average compensation for the remainder of the Period. As used in this subparagraph, "average compensation" means Executive's average annual compensation, including any incentive compensation, during the five (5) years prior to the year in which such termination or such resignation occurs.

          (ii) If Severance Benefits become payable to Executive under subparagraph 4(b)(i),the Company shall, in addition to paying Severance Benefits, pay or provide to Executive the payments and benefits described below:

                (A) The Company shall pay to Executive all legal fees and expenses incurred by him as a result of or in connection with his termination or resignation (including all such fees and expenses, if any, incurred in contesting or disputing any termination or in seeking to obtain or enforce any right or benefit provided by this Agreement).

                (B) For the remainder of the Period after such termination or such resignation, the Company shall arrange to provide executive with life, accident and health insurance benefits substantially similar to those to which he was entitled immediately prior to the termination or resignation. Benefits otherwise receivable by Executive pursuant to this subparagraph 4(b)(ii)(B) shall be reduced to the extent comparable benefits are actually received by Executive during the remainder of the Period following his termination or resignation, and any such benefits actually received by Executive shall be reported to the Company.

                (C) In addition to the pension benefits to which Executive is entitled under the Company's Salaried Employees' Retirement Plan and the Company's Nonqualified Supplementary Benefit Plan or any successor plans thereto which provide comparable benefits (the "Retirement Plans"), the Company shall pay Executive in one sum in cash within thirty (30) days following the date of termination or resignation, a lump sum equal to the actuarial equivalent of the excess of (1) the

(continued)
                     retirement pension (determined as a straight life annuity commencing at age sixty-five (65)) which he would have accrued under the terms of the Retirement Plans (without regard to any amendment to such Retirement Plans or other pension benefit program described in subparagraph 4(b)(vii)(C) hereof), determined as if Executive were fully vested thereunder and had accumulated (after the date of termination or resignation) twenty-four (24) additional months (or, if greater, the number of months remaining in the Period) of service credit thereunder at his highest annual rate of compensation during the twelve (12) months immediately preceding the date of termination or resignation (but in no event shall Executive be deemed to have accumulated additional months of service credit after his sixty-fifth
                     (65th) birthday), over (2) the retirement pension (determined as a straight life annuity commencing at age sixty-five (65)) which Executive had then accrued pursuant to the provisions of the Retirement Plans. For purposes of this subsection, "actuarial equivalent" shall be determined using the same methods and assumptions utilized under the Retirement Plans.

                (D) Within thirty (30) days after termination of Executive's employment described in subparagraph 4(b)(i) above, the Company shall pay to Executive in cash an amount equal to the aggregate of the difference between the exercise price of each stock option granted to Executive prior to the date of such termination, and the fair market value of the Company's stock subject to the related option, determined as of the date of such termination. Such cash payment shall be deemed to be in lieu of and in substitution for any right Executive may have to exercise such stock option or a related stock appreciation right under the terms of the relevant stock option plan describing such rights, and Executive agrees to surrender all stock options and related stock appreciation rights being cashed out hereunder prior to receiving the cash payment described above.

         (iii) If, following a termination of employment without Cause or resignation for Good Reason, Executive breaches the provisions of paragraph 5 hereof, Executive shall not be eligible, as of the date of such breach, for the payment of Severance Benefits as provided in subparagraph 4(b)(i) and all obligations and agreements of the Company to pay such Severance Benefits shall thereupon cease.

         (iv) The date of termination of employment by the Company under this subparagraph 4(b) shall be the date specified in a written notice of termination to Executive (which date shall be no earlier than the date of furnishing such notice) or, if no such date is specified therein, the date on which such notice is given to Executive. The date of resignation by Executive under this subparagraph 4(b) shall be two (2) weeks after the receipt by the Company of written notice of resignation.

          (v) Severance Benefits shall be paid in equal installments commencing within thirty (30) days following the date of the termination or resignation under subparagraph 4(b).

         (vi) In the event that the Severance Benefits would not be deductible in whole or in part in the calculation of Federal income tax owed by the Company or any of its affiliates or any

(continued)
               other person or entity making such payment or providing such benefit by reason of Section 280G of the Internal Revenue Code of 1986, as amended, (the "Code"), the Severance Benefits shall be reduced until no portion of the Severance Benefits is not deductible by reason of Section 280G of the Code; provided, however, that the foregoing reduction shall be made only if and to the extent that such reduction would result in an increase in the aggregate payment and benefits to be provided to Executive, determined on an after-tax basis (taking into account the excise tax imposed pursuant to Section 4999 of the Code, or any successor provision thereto, any tax imposed by any comparable provision of state law, and any applicable federal, state and local income or other taxes).

        (vii) Executive shall be entitled to terminate his employment for Good Reason. For purposes of this Agreement, "Good Reason" shall mean, without Executive's express, prior written consent, any of the following:

               (A) a material breach by the Company of paragraph 1 or paragraph 3 of this Agreement, including but not limited to, the assignment to Executive of any duties inconsistent with his status as President and Chief Operating Officer of the Company, or his removal from such position, or a substantial alteration in the nature or status of his responsibilities from those described herein, except, in each case, in connection with a promotion of Executive, and the failure of the Company to remedy such breach within thirty (30) days after receipt of written notice of such breach from Executive;

               (B) the relocation of the office of the Company where Executive is employed to a location other than Findlay, Ohio, except for required travel on the Company's business to an extent reasonably required to perform his duties hereunder;

               (C) except as required by law, the failure by the Company to continue to provide Executive with benefits at least as favorable as those provided to him under the Plans, the taking of any action by the Company which would directly or indirectly materially reduce any of such benefits or deprive Executive of any material fringe benefits enjoyed by him or the failure by the Company to provide Executive with the number of paid vacation days to which he is entitled on the basis of years of service with the Company in accordance with the Company's normal vacation policy in effect at the date of this Agreement; or

               (D) the failure of the Company to obtain a satisfactory agreement from any successor to assume and agree to perform this Agreement, as contemplated in paragraph 6 hereof or, if the business of the Company for which Executive's services are principally performed is sold, the purchaser of such business shall fail to agree to assume this Agreement or to provide Executive with the same or a comparable position, duties, benefits, and base salary and incentive compensation as provided in paragraph 3 of this Agreement.

               (E) The failure of the Board to elect Executive to the position of Chairman of the Board and Chief Executive Officer when such position is vacated by Patrick W. Rooney for whatever reason.

(continued)

               (F) Voluntary termination by Executive for any reason, or without reason, during a period of three hundred sixty-five (365) days from the date a change of control of the Company has occurred. "Change of control", as used herein, shall mean when any person (as a person is defined in Section 13d-3 of the Securities Exchange Act of 1934, as amended,) through or as a result of a merger, consolidation or other business combination, tender or exchange offer, open market purchases, privately negotiated purchases, or otherwise, has become the beneficial owner (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended), directly or indirectly without the express approval of the Board, of at least 50% of the capital stock of the Company entitled to vote for the election of directors of the Company.

    (c) Termination by Death. If Executive dies prior to the expiration of the Period, his beneficiary or estate shall be entitled to receive
         (i) for a period of 90 days beginning on the date of Executive's death a biweekly amount equal to the biweekly amount paid to Executive by the Company for the payroll period immediately prior to his death, and (ii) any pro rata portion of Executive's incentive compensation for the fiscal year in which Executive's death occurs.

    (d) Termination by Disability. If, prior to the expiration of the Period, Executive becomes Disabled (as defined below), the Company or Executive shall be entitled to terminate his employment, and Executive shall be entitled to all available benefits under the Plans, including any pro rata portion of Executive's incentive compensation for the fiscal year in which Executive's disability occurs.

         Executive shall be deemed "Disabled" for purposes of this Agreement when, and only when, he has been totally disabled by bodily injury or disease so as to prevent him from being physically able to perform the job duties as required under this Agreement, and such total disability shall have continued for five (5) consecutive months, and, in the opinion of a qualified physician selected by the Company, such disability will presumably be permanent and continuous during the remainder of Executive's life.

    (e) Termination by Retirement. If, prior to the expiration of the Period, Executive voluntarily elects to retire under the Company's Salaried Employees' Retirement Plan, Executive's employment will be terminated as of the date of such retirement.

    (f) Mitigation. Nothing in this Agreement shall be construed to require Executive to mitigate his damages upon termination of employment without Cause or resignation for Good Reason.

5.  Secrecy and Noncompetition.

    (a) No Competing Employment. For so long as Executive is employed by the Company and continuing for two (2) years after the termination of such employment for any reason other than pursuant to subparagraph 4(b)(i) or (vii) hereof (such period being referred to hereinafter as the "Restricted Period"), Executive shall not, unless he receives the prior written consent of the Board, directly or indirectly, whether as owner, consultant, employee, partner, venturer, agent, through stock ownership (except ownership of less than one percent (1.0%) of the number of shares outstanding of any securities which are publicly traded), investment of capital, lending of money or property,

(continued)
         rendering of services, or otherwise, compete with any of the businesses engaged in by the Company or any subsidiary, affiliate or predecessor of the Company ("Affiliate") at the time of the termination of Executive's employment hereunder (such businesses are herein after referred to as the "Business"), or assist, become interested in or be connected with any Corporation, firm, partnership, joint venture, sole proprietorship or other entity which so competes with the Business. The restrictions imposed by this subparagraph shall not apply to any geographic area in which neither the Company nor any Affiliate is engaged in the Business.

    (b) No Interference. During the Restricted Period, Executive shall not, whether for his own account or for the account of any other individual, partnership, firm, corporation or other business organization or entity (other than the Company), intentionally solicit, endeavor to entice away from the Company or any Affiliate or otherwise interfere with the relationship of the Company or any Affiliate with, any person who is employed by or associated with the Company or any Affiliate (including, but not limited to, any independent sales representatives or organizations) or any person or entity who is, or was within the then most recent 12-month period, a customer or client of the Company or any Affiliate.

    (c) Secrecy. Executive recognizes that the services to be performed by him hereunder are special, unique and extraordinary in that, by reason of his employment hereunder and his past employment with the Company, he may acquire or has acquired confidential information and trade secrets concerning the operation of the Company or any Affiliate, the use or disclosure of which could cause the Company substantial loss and damages which could not be readily calculated and for which no remedy at law would be adequate. Accordingly, Executive covenants and agrees with the Company that he will not at any time, except in performance of Executive's obligations to the Company hereunder or with the prior written consent of the Board, directly or indirectly, disclose any secret or confidential information that he may learn or has learned by reason of his association with the Company or any Affiliate, or use any such information to the detriment of the Company or any Affiliate. The term "confidential information", includes, without limitation, information not previously disclosed to the public or to the trade by the Company's management with respect to the Company's or any Affiliate's products, manufacturing processes, facilities and methods, research and development, trade secrets, know-how and other intellectual property, systems, procedures, manuals, confidential reports, product price lists, customer lists, marketing plans or strategies, financial information (including the revenues, costs or profits associated with the Company's or any Affiliate's products), business plans, prospects or opportunities. Executive understands and agrees that the rights and obligations set forth in this subparagraph 5(c) are perpetual and, in any case, shall extend beyond the Restricted Period and Executive's employment hereunder.

    (d) Exclusive Property. Executive confirms that all confidential information is and shall remain the exclusive property of the Company. All business records, papers and documents kept or made by Executive relating to the business of the Company shall be and remain the property of the Company. Upon the termination of his employment with the Company or upon the request of the Company at anytime, Executive shall promptly deliver to the Company, and shall not, without the consent of the Board (which consent shall not be unreasonably withheld), retain copies of, any written materials not previously made available to the public, records and documents made by Executive or coming into his possession concerning the business

(continued)
         or affairs of the Company excluding records relating exclusively to the terms and conditions of his employment relationship with the Company. Executive understands and agrees that the rights and obligations set forth in this subparagraph 5(d) are perpetual and, in any case, shall extend beyond the restricted Period and Executive's employment hereunder.

    (e) Stock Ownership. Other than as specified in subparagraph l(c) or 5(a) hereof, nothing in this Agreement shall prohibit Executive from acquiring or holding any issue of stock or securities of any company or other business entity.

    (f) Injunctive Relief. Without intending to limit the remedies available to the Company, executive acknowledges that a breach of any of the covenants contained in this paragraph 5 may result in material irreparable injury to the Company for which there is no adequate remedy at law, that it will not be possible to measure damages for such injuries precisely and that, in the event of such a breach or threat thereof, the Company shall be entitled to obtain a temporary restraining order and/or a preliminary or permanent injunction restraining Executive from engaging in activities prohibited by this paragraph 5 or such other relief as may be required to specifically enforce any of the covenants in this paragraph 5.

    (g) Extension of Restricted Period. In addition to the remedies the Company may seek and obtain pursuant to subparagraph (f) of this paragraph 5, the Restricted Period shall be extended by any and all periods during which Executive shall be found by a court possessing personal jurisdiction over him to have been in violation of the covenants contained in this paragraph 5.

6.  Successors; Assignability.

    (a) By Executive. Neither this Agreement nor any right, duty, obligation or interest hereunder shall be assignable or delegable by Executive without the Company's prior written consent; provided, however, that nothing in this paragraph shall preclude Executive from designating any of his beneficiaries to receive any benefits payable hereunder upon his death, or the executors, administrators, or other legal representatives, from assigning any rights hereunder to the person or persons entitled thereto.

    (b) By the Company. The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place.
         Failure of the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle Executive to compensation from the Company in the same amount and on the same terms as Executive would be entitled to hereunder if Executive had terminated his employment for Good Reason, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination or if earlier the date of resignation specified in subparagraph 4(b)(iv). As used in this Agreement, "Company," shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

7. Severability. If the final determination of a court of competent jurisdiction declares, after the expiration of the time within which judicial review (if permitted) of such determination may be perfected, that any term or provision hereof is invalid or unenforceable, (a) the remaining terms and provisions hereof shall be unimpaired and (b) the invalid or unenforceable term or provision shall be replaced by a term or provision that is mutually agreeable to the parties hereto and is valid and enforceable and that comes closest to expressing the intention of the invalid or unenforceable term or provision.

8. Amendment; Waiver. This Agreement may not be modified, amended or waived in any manner except by an instrument in writing signed by both parties hereto. The waiver by either party of compliance with any provision of this Agreement by the other party shall not operate or be construed as a waiver of any other provision of this Agreement, or of any subsequent breach by such party of a provision of this Agreement.

9. Governing Law. All matters affecting this Agreement, including the validity thereof, are to be governed by, interpreted and construed in accordance with the laws of the State of Ohio.

10. Notices. Any notice hereunder by either party to the other shall be given in writing by personal delivery or certified mail, return receipt requested. If addressed to Executive, the notice shall be delivered or mailed to Executive at the address specified under Executive's signature hereto or such other address as Executive shall give notice in writing in accordance herewith. If addressed to the Company, the notice shall be delivered or mailed to the Company at its executive offices to the attention of the Board. A notice shall be deemed given, if by personal delivery, on the date of such delivery or, if by certified mail, on the date shown on the applicable return receipt.

11. Previous Agreements. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement; provided, however, that this Agreement shall not supersede or in any way limit the rights, duties or obligations of the Employee or the Company under the Plans.

12. Counterparts. This Agreement may be executed by either of the parties hereto in counterpart, each of which shall be deemed to be an original, but all such counterparts shall together constitute one and the same instrument.

13. Headings. The headings of paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

IN WITNESS WHEREOF, the Company has caused the Agreement to be signed by its officers pursuant to the authority of its Board, and Executive has executed this Agreement, as of the day and year first written above.

                                   COOPER TIRE & RUBBER COMPANY



                                   /S/ P. W. Rooney
                                   ----------------------
                                   Title:  Chairman & CEO


                                   /S/ John Fahl
                                   ----------------------
                                   Title:  Vice President



                                   Thomas A. Dattilo
                                   ----------------------
                                   (Executive)

                                   /S/ Thomas A. Dattilo
                                   ----------------------
                                   (Signature)

                                   26730 W. River Road
                                   ----------------------
                                   Perrysburg, OH  43551
                                   ----------------------
                                   (Address)