Form 10-K/A
period 1998-12-31
COOPER TIRE & RUBBER CO
filed 1999-06-28
CIK 24491

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

                  DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

             Proxy statement dated March 23, 1999 - Part III

             EXHIBIT INDEX appears on the following two pages

INDEX TO FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS
(As amended June 28, 1999 to file financial statements and supplemental schedules for the employee benefit plans identified below as exhibits (99))

                                                                   Page(s)
FINANCIAL STATEMENTS:                                             Reference
                                                                  ---------
   Consolidated Statements of Income for the years
    ended December 31, 1998, 1997 and 1996
   Consolidated Balance Sheets at December 31, 1998 and 1997
   Consolidated Statements of Stockholders' Equity for the
    years ended December 31, 1998, 1997 and 1996
   Consolidated Statements of Cash Flows for the years
    ended December 31, 1998, 1997 and 1996
   Notes to Financial Statements
   Report of Independent Auditors

SUPPLEMENTARY INFORMATION:

   Quarterly Financial Data (Unaudited)

FINANCIAL STATEMENT SCHEDULE:

   II.  Valuation and qualifying accounts

EXHIBITS:

(3)   Certificate of Incorporation and Bylaws
      (i) Certificate of Incorporation, as restated and filed with the Secretary of State of Delaware on May 17, 1993, is incorporated herein by reference from Exhibit 3(i) of the Company's Form 10-Q for the quarter ended June 30, 1993

           Certificate of Correction of Restated Certificate of
           Incorporation as filed with the Secretary of State of Delaware on November 24, 1998.

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

(12)  Computation of Ratio of Earnings to Fixed Charges

(13) Annual report to security holders, Form 10-Q or quarterly report to security holders

(23)  Consent of Independent Auditors

(24)  Powers of Attorney

(27)  Financial Data Schedule

(99)  Undertakings of the Company

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Thrift and Profit Sharing Plan for the
      fiscal year ended December 31, 1998                           1-15

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Pre-Tax Savings Plan (Texarkana) for the
      fiscal year ended December 31, 1998                          16-30

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Pre-Tax Savings Plan (Auburn) for the
      fiscal year ended December 31, 1998                          31-45

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Pre-Tax Savings Plan (Findlay) for the
      fiscal year ended December 31, 1998                          46-60

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Pre-Tax Savings Plan (El Dorado) for the
      fiscal year ended December 31, 1998                          61-75

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Pre-Tax Savings Plan (Bowling Green - Hose)
      for the fiscal year ended December 31, 1998                  76-90

      Financial statements and schedules of the Cooper Tire &
      Rubber Company Pre-Tax Savings Plan (Bowling Green - Sealing)
      for the fiscal year ended December 31, 1998                 91-105


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


                  COOPER TIRE & RUBBER COMPANY

PATRICK W. ROONEY, Chairman of the Board, Chief
                   Executive Officer and Director
                   (Principal Executive Officer)

THOMAS A. DATTILO, President, Chief Operating Officer
                   and Director

JOHN FAHL, Vice President and Director

PHILIP G. WEAVER, Vice President
                  (Principal Financial Officer)

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

JOHN F. MEIER, Director

BYRON O. POND, Director

JOHN H. SHUEY, Director







                                        By /s/ Stan C. Kaiman
                                        --------------------------------
                                        STAN C. KAIMAN, Attorney-in-fact


Date:  June 28, 1999
       --------------

                                                            EXHIBIT (23)

                 CONSENT OF INDEPENDENT AUDITORS

   We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 2-58577, 33-35071, 33-47979, 33-47981, 33-
47982, 33-52499, and 33-52505) of Cooper Tire & Rubber Company pertaining to the Company's Thrift and Profit Sharing Plan, the Pre-Tax Savings Plan (Texarkana), the Pre-Tax Savings Plan (Auburn), the Pre-Tax Savings Plan (Findlay), the Pre-Tax Savings Plan (El Dorado), the Pre-Tax Savings Plan (Bowling Green - Hose) and the Pre-Tax Savings Plan (Bowling Green - Sealing), respectively, of our reports dated May 14, 1999 with respect to the financial statements and schedules of the Cooper Tire & Rubber Company Thrift and Profit Sharing Plan, the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Texarkana), the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Auburn), the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Findlay), the Cooper Tire & Rubber Company Pre-Tax Savings Plan (El Dorado), the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green - Hose), and the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green - Sealing) included in Amendment No. 1 to the Annual Report (Form 10-K) of Cooper Tire & Rubber Company for the year ended December 31, 1998.






                                                   /s/ Ernst & Young LLP
                                                   ---------------------
                                                   ERNST & YOUNG LLP

Toledo, Ohio
June 28, 1999

                                                            EXHIBIT (99)

                     Cooper Tire & Rubber Company
                    Thrift and Profit Sharing Plan

                   Financial Statements and Schedules


                  Years ended December 31, 1998 and 1997

Contents

Report of Independent Auditors                                    1

Audited Financial Statements

Statements of Assets Available for Plan Benefits                  2
Statements of Changes in Assets Available for Plan Benefits       3
Notes to Financial Statements                                     4


Schedules

Line 27a - Schedule of Assets Held for Investment Purposes       14
Line 27d - Schedule of Reportable Transactions                   15


A schedule of party-in-interest transactions has not been presented because there were no party-in-interest transactions which are prohibited by ERISA Section 406 and for which there is no statutory or administrative exemption.

                          Report of Independent Auditors

Pre-Tax Savings Plan Committee
Cooper Tire & Rubber Company
 Thrift and Profit Sharing Plan

We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Thrift and Profit Sharing Plan as of December 31, 1998 and 1997, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Thrift and Profit Sharing Plan at December 31, 1998 and 1997, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1998 and reportable transactions for the year then ended, are presented for purposes of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan's management. The supplemental schedules have been subjected to the auditing procedures applied in our audit of the 1998 basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1998 basic financial statements taken as a whole.






May 14, 1999









                                                                      1

                    Cooper Tire & Rubber Company
                   Thrift and Profit Sharing Plan

           Statements of Assets Available for Plan Benefits
                                                     December 31
                                                  1998         1997
                                              ------------  ------------
Assets
Investments (Notes 4 and 5):
   Value of interest in Pooled Fund           $208,266,377  $271,917,956
   Cooper Tire & Rubber Company common stock     8,198,254     5,745,968
   Mutual funds:
    Short-term investment                          490,510       162,402
    Washington Mutual Investors Fund            18,318,800       331,025
    Investment Company of America               33,875,469        20,679
                                               -----------   -----------
                                               269,149,410   278,178,030

Cash                                             1,211,850     5,108,412
Employer contribution receivable                 2,384,271     3,654,337
                                               -----------   -----------
Assets available for plan benefits            $272,745,531  $286,940,779
                                               ===========   ===========

See accompanying notes.



































                                                                       2

                       Cooper Tire & Rubber Company
                      Thrift and Profit Sharing Plan

        Statements of Changes in Assets Available for Plan Benefits
                                                Year ended December 31
                                                 1998          1997
                                              -----------   -----------
Additions:
  Cash contributions:
   Participants                               $18,935,001   $11,784,022
   Employer (gross amount before
     reduction for forfeitures)                 9,851,922     8,568,810
   Less forfeitures arising from withdrawals     (273,043)     (206,362)
                                               ----------   -----------
  Net employer contributions                    9,578,879     8,362,448
                                               ----------   -----------
                                               28,513,880    20,146,470
  Investment income (loss):
   Net gain (loss) from Pooled Fund (Note 4)  (11,707,244)   49,701,339
   Net (depreciation) appreciation in fair
    value of Cooper Tire & Rubber Company
    common stock and mutual funds                (417,163)      357,002
   Dividends                                    4,291,559        29,094
   Interest                                        24,290       904,965
                                              -----------   -----------
                                               (7,808,558)   50,992,400
                                              -----------   -----------
Total additions                                20,705,322    71,138,870

Participants' withdrawals                     (34,900,570)  (34,133,280)
                                              -----------   -----------
Increase (decrease) in assets available for
 plan benefits during the year                (14,195,248)   37,005,590

Assets available for plan benefits at
 beginning of year                            286,940,779   249,935,189
                                              -----------   -----------
Assets available for plan benefits at
 end of year                                 $272,745,531  $286,940,779
                                              ===========   ===========

See accompanying notes.



















                                                                       3

                        Cooper Tire & Rubber Company
                       Thrift and Profit Sharing Plan

                        Notes to Financial Statements

                          December 31, 1998 and 1997

1. Summary of Plan

The Cooper Tire & Rubber Company Thrift and Profit Sharing Plan (Plan), is a defined contribution plan administered by a Plan Committee appointed by the plan sponsor, Cooper Tire & Rubber Company (the Company). Participation in the Plan is voluntary and any salaried employee of the Company is eligible to participate in the Plan if he or she has completed one year of continuous credited service. At December 31, 1998, 4,862 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:

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

  3) Cash with interest - contributions are placed in investment contracts with a diversified group of insurance companies, banks, and other financial institutions. This option may also include synthetic investment contracts backed by high quality fixed income assets. All contracts have specific individual terms including interest rate and maturity date. Interest rates on contracts generally reset on a monthly or quarterly basis.

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

(continued)
                                                                       4

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

The Plan provides for total or partial withdrawal of a participant's account. Except for the unvested portion of Company contributions, a participant may withdraw the total of his or her ATD contributions and Company contributions at any time. No amounts may be withdrawn by a participant from PDQ contributions prior to termination of employment or plan termination unless the participant has either attained the age of 59 1/2, becomes totally and permanently disabled, or is able to demonstrate financial hardship. However, all withdrawals relating to PDQ contributions are subject to the Internal Revenue Code (IRC) and regulations thereunder.

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

No material amounts of withdrawals by participants, initiated on or before December 31, 1998 or 1997, were pending.

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

Investments

The Plan's investments are held by National City Bank as trustee under an agreement which directs the trustee to invest participants' contributions based on their investment elections. PSP contributions and income not yet invested in the options selected by the participant due to the "transaction period" as defined by the Plan, are invested in cash with interest investments.
(continued)
                                                                       5

Investments in common stock of the Company are stated at quoted market values as determined on the last business day of the Plan year. Mutual fund investments are stated at fair value based on the net asset value thereof on the last business day of the Plan year.

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

Certain investments of the Plan are combined with similar assets of the other defined contribution plans sponsored by the Company. The combined investments (Pooled Fund) are held by National City Bank as trustee and are valued at their fair value as determined by the trustee, except for fully benefit responsive investment contracts which are valued at contract value. At December 31, 1998 and 1997, the contract value of these contracts approximates fair value.

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

3. Income Tax Status

The Internal Revenue Service ruled September 9, 1996 that the Plan qualifies under Section 401(a) of the IRC and, therefore, the related trust is not subject to tax under present income tax law. Once qualified, the Plan is required to operate in conformity with the IRC to maintain its qualification. The Plan Committee believes the Plan is being operated in compliance with the applicable requirements of the IRC and, therefore, believes that the Plan is qualified and the related trust is tax exempt.









4. Value of Interest in Pooled Fund

The assets of the Cooper Tire & Rubber Company Pooled Fund are as
follows:
                                                 December 31, 1998
                                           -----------------------------
                                             Cooper Tire
                                              & Rubber
                                              Company        Cash with
                                              Common         Interest
                                            Stock Fund         Fund
                                           ------------    ------------
Armada Government Portfolio Fund           $  1,681,519    $  3,928,115
Cooper Tire & Rubber Company
 Common Stock                               154,085,556
*Allstate Life Insurance Company -
  6.01% contract 77020; matures
  August 16, 2004                                            12,866,709
*Monumental Life Insurance Company -
  6.08% contract BDA-00217TR; matures
  August 25,2004                                             11,842,635
*State Street Bank & Trust - 5.35%
  contract 98145; matures
  September 15, 2003                                          6,974,051
**Casisse Des Depots - 6.15% contract
  223-01; matures September 25, 2000                          2,390,045
 John Hancock Mutual Life Insurance
  Company - 5.62% contract 8736;
  matures May 1, 2007                                         7,651,704
 New York Life Insurance Company -
  7.65% contract 30200-001; matures
  September 20, 2000                                          5,359,713
*Continental Assurance Company -
  6.31% contract 63-05835; matures
  February 17, 2003                                           4,005,674
 Allstate Life Insurance Company -
  5.95% contract 31040; matures
  July 1, 2001                                                3,497,499
 Allmerica Financial Life - 6.30%
  contract 99212W; matures
  November 15, 2004                                           3,474,907
**Casisse Des Depots - 5.86% contract
  223-03; matures December 16, 2002                           2,995,078
 United of Omaha Life Insurance -
  5.75% contract SDGA-11195; matures
  August 2, 2000                                              1,995,756
 Monumental Life Insurance Company -
  3.66% contract ADA00561FR; matures
  April 15, 1999                                              1,315,889
 New York Life Insurance Company -
  7.65% contract 30200-002; matures
  April 19, 1999                                              1,169,061
 Monumental Life Insurance Company -
  5.80% contract BDA-00217TR-10;
  matures December 31, 1999                                      59,733
                                           ------------    ------------
                                           $155,767,075    $ 69,526,569
                                           ============    ============

*  Synthetic contract
** Non-participating synthetic contract

The assets of the Cooper Tire & Rubber Company Pooled Fund are as follows:

                                      December 31, 1997
                       -------------------------------------------------
                        Cooper Tire                  The        The
                         & Rubber       Cash      Investment Washington
                         Company        with      Company of   Mutual
                         Common       Interest     America    Investors
                        Stock Fund      Fund        Fund        Fund
                       ------------ ----------- ----------- -----------
Armada Government
 Portfolio Fund        $  1,214,344 $(1,863,178)$(1,153,143)$ 1,315,449
Cooper Tire & Rubber
 Company Common Stock   185,112,135
Mutual funds:
 The Investment Company
  of America Fund                                18,542,498
 The Washington Mutual
  Investors Fund                                             28,034,543
Cash with Interest Fund:
*Allstate Life Insurance
  Company - 6.23% contract;
  matures August 16, 2004             8,589,106
 New York Life Insurance
  Company - 7.65% contract;
  matures September 20, 2000          7,513,568
*John Hancock Mutual Life
  Insurance Company - 6.42%
  contract; matures May 1,
  2007                                7,197,589
 Provident Life and Accident
  Insurance Company 5.75% -
  contract; matures
  January 30, 1998                    6,593,931
*Continental Assurance Company -
  6.06% contract; matures
  January 1, 1998                     3,862,569
*Allstate Life Insurance
  Company - 5.95% contract;
  matures February 18, 2002           3,303,020
*Allmerica Financial Life
  Insurance Company - 6.81%
  contract; matures
  November 15, 2004                   3,259,691
*Peoples Security Life -
  6.89% contract; matures
  June 25, 2004                       3,026,927
*Caisse Des Depots (CDC) BRIC -
  6.15% contract; matures
  September 25, 2000                  2,987,570
*Peoples Security Life -
  6.08% contract; matures
  April 15, 1999                      1,997,156
 United of Omaha Life
  Insurance - 6.41% contract;
  matures August 2, 2000              1,995,770
*Peoples Security Life -
  6.60% contract; matures
  August 25, 2004                     1,979,747
(continued)

*Peoples Security Life -
  6.78% contract; matures
  March 15, 2002                      1,952,166
*Peoples Security Life -
  5.29% contract; matures
  December 17, 2001                   1,721,801
*Caisse Des Depots (CDC) BRIC -
  5.80% contract; matures
  December 16, 2002                   1,550,256
*Peoples Security Life -
  6.17% contract; matures
  July 16, 2001                       1,487,592
*Caisse Des Depots (CDC) BRIC -
  5.86% contract; matures
  May 31, 2000                        1,445,881
*Peoples Security Life -
  6.94% contract; matures
  January 26, 2004                    1,299,224
 Commonwealth Life Insurance
  Company - 3.66% contract;
  matures April 15, 1999              1,269,427
 New York Life Insurance
  Company - 7.65% contract;
  matures April 19, 1999              1,085,983
*Peoples Security Life -
  5.40% contract; matures
  January 18, 2000                      859,422
*Peoples Security Life -
  5.80% contract; matures
  December 31, 1999                     654,404
*Peoples Security Life -
  5.24% contract; matures
  April 15, 1998                        589,726
                       ------------ ----------- ----------- -----------
Total assets           $186,326,479 $64,359,348 $17,389,355 $29,349,992
                       ============ =========== =========== ===========

*Synthetic contract

The average yield of the Cash with Interest Fund for the years ended December 31, 1998 and 1997 was 6.1% and 6.7% respectively.

The value of the Plan's interest in the Pooled Fund is $208,266,377 at December 31, 1998 and $271,917,956 at December 31, 1997.

The Plan's interest in the Pooled Fund's assets at December 31 is as follows:
                                                  1998      1997
                                                  -----     -----
Cooper Tire & Rubber Company Common Stock Fund    90.2%     91.6%
Cash with Interest Fund                           92.0%     94.4%
The Investment Company of America Fund               -      84.5%
The Washington Mutual Investors Fund                 -      87.9%












The net investment gain (loss) of the Cooper Tire & Rubber Company
Pooled Fund is as follows:
                                 Year Ended December 31, 1998
                     --------------------------------------------------
                     Cooper Tire                  The          The
                      & Rubber       Cash      Investment   Washington
                       Company       with      Company of     Mutual
                       Common       Interest     America     Investors
                     Stock Fund      Fund         Fund         Fund
                     -----------  -----------  -----------  -----------
Interest            $    142,892  $ 4,150,939  $     7,700  $    15,063
Dividends              2,724,804                   417,248      378,191
Net realized and
 unrealized
 gain (loss)         (23,151,293)                1,137,385    3,677,886
                     -----------  -----------  -----------  -----------
Net investment
 gain (loss)        $(20,283,597) $ 4,150,939  $ 1,562,333  $ 4,071,140
                     ===========  ===========  ===========  ===========

                                 Year Ended December 31, 1997
                     ---------------------------------------------------
                     Cooper Tire                  The          The
                      & Rubber       Cash      Investment   Washington
                       Company       with      Company of     Mutual
                       Common       Interest     America     Investors
                     Stock Fund      Fund         Fund         Fund
                     -----------  -----------  -----------  -----------
Interest             $   113,940  $ 3,882,280  $    30,033  $    33,468
Dividends              2,704,175                 1,804,968    2,222,234
Net realized and
 unrealized gain      38,049,952                 1,573,724    3,744,388
                     -----------  -----------  -----------  -----------

Net investment gain  $40,868,067  $ 3,882,280  $ 3,408,725  $ 6,000,090
                     ===========  ===========  ===========  ===========

The Plan's net investment loss from the Pooled Fund is $11,707,244 for the year ended December 31, 1998 and a net investment gain of $49,701,339 for the year ended December 31, 1997.

The net investment gain or loss of the Pooled Fund is allocated to each participating plan based on the percentage of that Plan's units in each Pooled Fund category.















5. Investment Income

On July 24, 1998, the Plan's investments in the Investment Co. of
America Com and Washington Mutual Investors Fund were removed from the pooled fund.  Investment income on assets held outside the pooled fund is as follows:
                               Net realized and
                            unrealized appreciation
                            (depreciation) in fair
                             value of investments    Dividends  Interest
                            -----------------------  ---------  --------
Year ended December 31, 1998:
  Cooper Tire & Rubber
    Company Common               $(417,163)         $   65,450
  Armada Government Portfolio
    Fund                                                        $ 24,290
  Investment Co. of America
    Com                                              1,496,629
  Washington Mutual Investors
    Fund                                             2,729,480
                                  --------           ---------   -------
Totals                           $(417,163)         $4,291,559  $ 24,290
                                  ========           =========   =======

                               Net realized and
                            unrealized appreciation
                            (depreciation) in fair
                             value of investments    Dividends  Interest
                            -----------------------  ---------  --------
Year ended December 31, 1997:
  Cooper Tire & Rubber
    Company Common               $357,002           $   29,094
  Armada Government Portfolio
    Fund                                                        $904,965
                                  -------            ---------   -------
Totals                           $357,002           $   29,094  $904,965
                                  =======            =========   =======

6. Year 2000 Issue (unaudited)

The Plan Sponsor has determined it will be necessary to take certain steps in order to ensure the Plan's information systems are prepared to handle year 2000 issues. The Plan Sponsor is taking a two-phase approach. The first phase addressed internal systems that needed to be modified or replaced to function properly. Internal resources were utilized to modify existing software applications and test the software and equipment for the year 2000 modifications. Costs associated with modifying software and equipment were paid by the Plan Sponsor and were not material.

For the second phase of the project, Plan management established formal communications with its third party service providers to determine that they have developed plans to address their own year 2000 problems as they relate to the Plan's operations. All third party service providers have indicated they will be year 2000 compliant by mid-year 1999. If modification of data processing systems by the service providers is not completed timely, the Plan Sponsor believes the year 2000 problem could have a material impact on the operations of the Plan. Plan management has not developed a contingency plan, because they are confident that all systems will be year 2000 ready.
                                                                      11

                                 Schedules








































                        Cooper Tire & Rubber Company
                       Thrift and Profit Sharing Plan
                Employer Identification #34-4297750; Plan #005

            Line 27a - Schedule of Assets Held for Investment Purposes

                                December 31, 1998

                                    Shares       Cost (Plus
                                   Units, or      Accrued      Fair
   Description                     Face Amount    Interest)    Value
   -----------                     -----------  -----------  -----------
*Cooper Tire & Rubber
  Company common stock                401,128   $ 7,216,175  $ 8,198,254
Mutual funds:
 *Armada Government Money Market      359,060       359,060      359,060
 *Armada Government Portfolio         131,450       131,450      131,450
  American Funds - Washington         589,598    17,862,313   18,318,800
   Mutual Investors Fund
  American Funds - Investment Co.   1,029,337    34,523,128   33,875,469
   of America Com                                ----------   ----------
                                                $60,092,126  $60,883,033
                                                 ==========   ==========

*Party-in-interest




































                       Cooper Tire & Rubber Company
                      Thrift and Profit Sharing Plan
               Employer Identification #34-4297750; Plan #005

               Line 27d - Schedule of Reportable Transactions

                      Year Ended December 31, 1998

                                                     Sales
                                       --------------------------------
                                                  Cost (Plus
                           Cost of                  Accrued      Gain/
Description of Assets     Purchases    Proceeds    Interest)    (Loss)
---------------------     ---------    --------   ----------   --------
Armada Government
 Portfolio Fund          $11,106,749 $11,026,645 $11,026,645   $      -
Cooper Tire & Rubber
 Company common stock     11,046,234          -            -          -
American Washington
 Mutual Investors Fund     9,933,239  11,194,718  11,717,825   (523,107)


Note: The purchase and selling price for each reportable transaction represents its fair value at the time of acquisition or disposition.




































                                                            EXHIBIT (99)
                      Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (Texarkana)

                   Financial Statements and Schedules


                 Years ended December 31, 1998 and 1997





                                Contents

Report of Independent Auditors                                    1

Audited Financial Statements

Statements of Assets Available for Plan Benefits                  2
Statements of Changes in Assets Available for Plan Benefits       3
Notes to Financial Statements                                     4


Schedules

Line 27a - Schedule of Assets Held for Investment Purposes       14
Line 27d - Schedule of Reportable Transactions                   15


A schedule of party-in-interest transactions has not been presented because there were no party-in-interest transactions which are prohibited by ERISA Section 406 and for which there is no statutory or administrative exemption.

                         Report of Independent Auditors

Pre-Tax Savings Plan Committee
Cooper Tire & Rubber Company
 Pre-Tax Savings Plan (Texarkana)

We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Texarkana) as of December 31, 1998 and 1997, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Texarkana) at December 31, 1998 and 1997, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1998 and reportable transactions for the year then ended, are presented for purposes of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan's management. The supplemental schedules have been subjected to the auditing procedures applied in our audit of the 1998 basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1998 basic financial statements taken as a whole.


May 14, 1999













                       Cooper Tire & Rubber Company
                      Pre-Tax Savings Plan (Texarkana)

               Statements of Assets Available for Plan Benefits
                                                     December 31
                                                  1998         1997
                                               -----------  -----------
Assets
Investments:
   Value of interest in Pooled Fund (Note 4)   $10,452,955  $11,197,324
   Cooper Tire & Rubber Company Common Stock             -      158,974
   Mutual funds                                  2,261,640        1,706
                                                ----------   ----------
                                                12,714,595   11,358,004

Cash                                                73,171      173,654
Employer contribution receivable                   243,855       91,811
Employee contribution receivable                    31,173            -
                                                ----------   ----------
Assets available for plan benefits             $13,062,794  $11,623,469
                                                ==========   ==========


See accompanying notes.




































                      Cooper Tire & Rubber Company
                     Pre-Tax Savings Plan (Texarkana)

           Statements of Changes in Assets Available for Plan Benefits
                                                Year Ended December 31
                                                  1998         1997
                                               -----------  -----------
Additions:
  Cash contributions:
   Participants                                $ 2,130,720  $ 1,767,097
   Employer                                        250,016      238,769
                                                ----------   ----------
                                                 2,380,736    2,005,866
  Investment income (loss):
   Net gain from Pooled Fund (Note 4)             (188,000)   2,025,254
   Net depreciation in fair value of Cooper
    Tire & Rubber Company Common Stock                   -       (3,347)
   Net depreciation in fair value of
    common stock and mutual funds                  (50,492)           -
   Dividends                                       180,355        1,494
   Interest                                            256          316
                                                ----------   ----------
                                                   (57,881)   2,023,717
                                                ----------   ----------
Total additions                                  2,322,855    4,029,583

Participants' withdrawals                         (883,530)  (1,026,258)
                                                ----------   ----------
Increase in assets available for plan
 benefits during the year                        1,439,325    3,003,325

Assets available for plan benefits at
 beginning of year                              11,623,469    8,620,144
                                                ----------   ----------
Assets available for plan benefits at
 end of year                                   $13,062,794  $11,623,469
                                                ==========   ==========

See accompanying notes.





















                      Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (Texarkana)

                     Notes to Financial Statements

                      December 31, 1998 and 1997

1. Summary of Plan

The Cooper Tire & Rubber Company Pre-Tax Savings Plan (Texarkana)
(Plan), as amended and restated, is a defined contribution plan administered by a Plan Committee appointed by the plan sponsor, Cooper Tire & Rubber Company (the Company). Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #752, United Steelworkers of America AFL-CIO/CLC (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1998, 902 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:

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

  3) Cash with interest - contributions are placed in investment contracts with a diversified group of insurance companies, banks, and other financial institutions. This option may also include synthetic investment contracts backed by high quality fixed income assets. All contracts have specific individual terms including interest rate and maturity date. Interest rates on contracts generally reset on a monthly or quarterly basis.

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

The Company's Board of Directors, at its discretion, may waive the limitation in (b) and contribute from current or accumulated earnings an amount not to exceed the limitation in (a). Administrative expenses of the Plan are paid by the Company.
(continued)


Investment options for future contributions may be changed daily.
Reallocation of balances may be made among the investment options daily. Directions given by participants to the Plan trustee concerning the voting of common stock are confidential.

No amounts may be withdrawn by a participant from PSP contributions prior to termination of employment unless the participant has either attained age 59 1/2, becomes totally and permanently disabled, or is able to demonstrate financial hardship. Hardship withdrawals by participants not yet attaining 59 1/2 years of age are limited to PSP contributions and are subject to the Internal Revenue Code (IRC) and regulations thereunder. Participants are fully vested in their contributions and earnings thereon.

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

No material amounts of withdrawals by participants, initiated on or before December 31, 1998 or 1997, were pending.

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

Investments in common stock of the Company are stated at quoted market values as determined on the last business day of the Plan year. Mutual fund investments are stated at fair value as determined by the net asset values thereof on the last business day of the Plan year.

Certain investments of the Plan are combined with similar assets of the other defined contribution plans sponsored by the Company. The combined investments (Pooled Fund) are held by National City Bank as trustee and are valued at their fair value as determined by the trustee, except for fully benefit responsive investment contracts which are valued at contract value. At December 31, 1998 and 1997, the contract value of these contracts approximates fair value.







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

3. Income Tax Status

The Internal Revenue Service ruled September 9, 1996 that the Plan qualifies under Section 401(a) of the IRC and, therefore, the related trust is not subject to tax under present income tax law. Once qualified, the Plan is required to operate in conformity with the IRC to maintain its qualification. The Plan Committee believes the Plan is being operated in compliance with the applicable requirements of the IRC and, therefore, believes that the Plan is qualified and the related trust is tax exempt.

4. Value of Interest in Pooled Fund

The assets of the Cooper Tire & Rubber Company Pooled Fund are as
follows:
                                                 December 31, 1998
                                           -----------------------------
                                             Cooper Tire
                                              & Rubber
                                              Company        Cash with
                                              Common         Interest
                                            Stock Fund         Fund
                                           ------------    ------------
Armada Government Portfolio Fund           $  1,681,519    $  3,928,115
Cooper Tire & Rubber Company
 Common Stock                               154,085,556
*Allstate Life Insurance Company -
  6.01% contract 77020; matures
  August 16, 2004                                            12,866,709
*Monumental Life Insurance Company -
  6.08% contract BDA-00217TR; matures
  August 25,2004                                             11,842,635
*State Street Bank & Trust - 5.35%
  contract 98145; matures
  September 15, 2003                                          6,974,051
**Casisse Des Depots - 6.15% contract
  223-01; matures September 25, 2000                          2,390,045
(continued)

 John Hancock Mutual Life Insurance
  Company - 5.62% contract 8736;
  matures May 1, 2007                                         7,651,704
 New York Life Insurance Company -
  7.65% contract 30200-001; matures
  September 20, 2000                                          5,359,713
*Continental Assurance Company -
  6.31% contract 63-05835; matures
  February 17, 2003                                           4,005,674
 Allstate Life Insurance Company -
  5.95% contract 31040; matures
  July 1, 2001                                                3,497,499
 Allmerica Financial Life - 6.30%
  contract 99212W; matures
  November 15, 2004                                           3,474,907
**Casisse Des Depots - 5.86% contract
  223-03; matures December 16, 2002                           2,995,078
 United of Omaha Life Insurance -
  5.75% contract SDGA-11195; matures
  August 2, 2000                                              1,995,756
 Monumental Life Insurance Company -
  3.66% contract ADA00561FR; matures
  April 15, 1999                                              1,315,889
 New York Life Insurance Company -
  7.65% contract 30200-002; matures
  April 19, 1999                                              1,169,061
 Monumental Life Insurance Company -
  5.80% contract BDA-00217TR-10;
  matures December 31, 1999                                      59,733
                                           ------------    ------------
                                           $155,767,075    $ 69,526,569
                                           ============    ============

*  Synthetic contract
** Non-participating synthetic contract

The assets of the Cooper Tire & Rubber Company Pooled Fund are as
follows:
                                      December 31, 1997
                       -------------------------------------------------
                        Cooper Tire                  The        The
                         & Rubber       Cash      Investment Washington
                         Company        with      Company of   Mutual
                         Common       Interest     America    Investors
                        Stock Fund      Fund        Fund        Fund
                       ------------ ----------- ----------- -----------
Armada Government
 Portfolio Fund        $  1,214,344 $(1,863,178)$(1,153,143)$ 1,315,449
Cooper Tire & Rubber
 Company Common Stock   185,112,135
Mutual funds:
 The Investment Company
  of America Fund                                18,542,498
 The Washington Mutual
  Investors Fund                                             28,034,543
Cash with Interest Fund:
*Allstate Life Insurance
  Company - 6.23% contract;
  matures August 16, 2004             8,589,106
 New York Life Insurance
  Company - 7.65% contract;
  matures September 20, 2000          7,513,568
(continued)
*John Hancock Mutual Life
  Insurance Company - 6.42%
  contract; matures May 1,
  2007                                7,197,589
 Provident Life and Accident
  Insurance Company 5.75% -
  contract; matures
  January 30, 1998                    6,593,931
*Continental Assurance Company -
  6.06% contract; matures
  January 1, 1998                     3,862,569
*Allstate Life Insurance
  Company - 5.95% contract;
  matures February 18, 2002           3,303,020
*Allmerica Financial Life
  Insurance Company - 6.81%
  contract; matures
  November 15, 2004                   3,259,691
*Peoples Security Life -
  6.89% contract; matures
  June 25, 2004                       3,026,927
*Caisse Des Depots (CDC) BRIC -
  6.15% contract; matures
  September 25, 2000                  2,987,570
*Peoples Security Life -
  6.08% contract; matures
  April 15, 1999                      1,997,156
 United of Omaha Life
  Insurance - 6.41% contract;
  matures August 2, 2000              1,995,770
*Peoples Security Life -
  6.60% contract; matures
  August 25, 2004                     1,979,747
*Peoples Security Life -
  6.78% contract; matures
  March 15, 2002                      1,952,166
*Peoples Security Life -
  5.29% contract; matures
  December 17, 2001                   1,721,801
*Caisse Des Depots (CDC) BRIC -
  5.80% contract; matures
  December 16, 2002                   1,550,256
*Peoples Security Life -
  6.17% contract; matures
  July 16, 2001                       1,487,592
*Caisse Des Depots (CDC) BRIC -
  5.86% contract; matures
  May 31, 2000                        1,445,881
*Peoples Security Life -
  6.94% contract; matures
  January 26, 2004                    1,299,224
 Commonwealth Life Insurance
  Company - 3.66% contract;
  matures April 15, 1999              1,269,427
 New York Life Insurance
  Company - 7.65% contract;
  matures April 19, 1999              1,085,983
*Peoples Security Life -
  5.40% contract; matures
  January 18, 2000                      859,422
*Peoples Security Life -
  5.80% contract; matures
  December 31, 1999                     654,404
(continued)

*Peoples Security Life -
  5.24% contract; matures
  April 15, 1998                        589,726
                       ------------ ----------- ----------- -----------
Total assets           $186,326,479 $64,359,348 $17,389,355 $29,349,992
                       ============ =========== =========== ===========

*Synthetic contract

The average yield of the Cash with Interest Fund for the years ended December 31, 1998 and 1997 was 6.1% and 6.7% respectively.

The value of the Plan's interest in the Pooled Fund is $10,452,955 at December 31, 1998 and $11,197,324 at December 31, 1997.

The Plan's interest in the Pooled Fund's assets at December 31 is as follows:
                                                   1998      1997
                                                   ----      ----
Cooper Tire & Rubber Company Common Stock Fund     4.5%      4.1%
Cash with Interest Fund                            4.7%      2.8%
The Investment Company of America Fund               -       2.7%
The Washington Mutual Investors Fund                 -       4.3%

The net investment gain (loss) of the Cooper Tire & Rubber Company
Pooled Fund is as follows:
                                 Year Ended December 31, 1998
                     --------------------------------------------------
                     Cooper Tire                  The          The
                      & Rubber       Cash      Investment   Washington
                       Company       with      Company of     Mutual
                       Common       Interest     America     Investors
                     Stock Fund      Fund         Fund         Fund
                     -----------  -----------  -----------  -----------
Interest            $    142,892  $ 4,150,939  $     7,700  $    15,063
Dividends              2,724,804                   417,248      378,191
Net realized and
 unrealized
 gain (loss)         (23,151,293)                1,137,385    3,677,886
                     -----------  -----------  -----------  -----------
Net investment
 gain (loss)        $(20,283,597) $ 4,150,939  $ 1,562,333  $ 4,071,140
                     ===========  ===========  ===========  ===========

                                 Year Ended December 31, 1997
                     ---------------------------------------------------
                     Cooper Tire                  The          The
                      & Rubber       Cash      Investment   Washington
                       Company       with      Company of     Mutual
                       Common       Interest     America     Investors
                     Stock Fund      Fund         Fund         Fund
                     -----------  -----------  -----------  -----------
Interest             $   113,940  $ 3,882,280  $    30,033  $    33,468
Dividends              2,704,175                 1,804,968    2,222,234
Net realized and
 unrealized gain      38,049,952                 1,573,724    3,744,388
                     -----------  -----------  -----------  -----------

Net investment gain  $40,868,067  $ 3,882,280  $ 3,408,725  $ 6,000,090
                     ===========  ===========  ===========  ===========

The Plan's net investment loss from the Pooled Fund is $188,000 for the year ended December 31, 1998 and a net investment gain of $2,025,254 for the year ended December 31, 1997.

The net investment gain or loss of the Pooled Fund is allocated to each participating plan based on the percentage of that Plan's units in each Pooled Fund category.

5. Investment Income

On July 24, 1998, the Plan's investments in the Investment Co. of
America Com and Washington Mutual Investors Fund were removed from the pooled fund.  Investment income on assets held outside the pooled fund is as follows:
                               Net realized and
                            unrealized appreciation
                            (depreciation) in fair
                             value of investments    Dividends  Interest
                            -----------------------  ---------  --------
Year ended December 31, 1998:
  Cooper Tire & Rubber
    Company Common               $     377          $      999
  Armada Government Portfolio
    Fund                                                        $    256
  Investment Co. of America
    Com                            (23,962)             46,312
  Washington Mutual Investors
    Fund                           (26,907)            133,044
                                  --------           ---------   -------
Totals                           $ (50,492)         $  180,355  $    256
                                  ========           =========   =======

                               Net realized and
                            unrealized appreciation
                            (depreciation) in fair
                             value of investments    Dividends  Interest
                            -----------------------  ---------  --------
Year ended December 31, 1997:
  Cooper Tire & Rubber
    Company Common               $ (3,347)          $    1,494
  Armada Government Portfolio
    Fund                                                        $    316
                                  -------            ---------   -------
Totals                           $ (3,347)          $    1,494  $    316
                                  =======            =========   =======

6. Year 2000 Issue (unaudited)

The Plan Sponsor has determined it will be necessary to take certain steps in order to ensure the Plan's information systems are prepared to handle year 2000 issues. The Plan Sponsor is taking a two-phase approach. The first phase addressed internal systems that needed to be modified or replaced to function properly. Internal resources were utilized to modify existing software applications and test the software and equipment for the year 2000 modifications. Costs associated with modifying software and equipment were paid by the Plan Sponsor and were not material.



For the second phase of the project, Plan management established formal communications with its third party service providers to determine that they have developed plans to address their own year 2000 problems as they relate to the Plan's operations. All third party service providers have indicated they will be year 2000 compliant by mid-year 1999. If modification of data processing systems by the service providers is not completed timely, the Plan Sponsor believes the year 2000 problem could have a material impact on the operations of the Plan. Plan management has not developed a contingency plan, because they are confident that all systems will be year 2000 ready.

7.  Investments

Individual investments that exceed 5% of plan assets available for benefits are as follows:

                                                 December 31
                                              1998         1997
                                            --------------------
American Funds - Washington Mutual
      Investors Fund                        $1,675,964    $    -










































                                     Schedules








































                     Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (Texarkana)
              Employer Identification #34-4297750; Plan #012

        Line 27a - Schedule of Assets Held for Investment Purposes

                           December 31, 1998

                                     Shares      Cost (Plus
                                    Units, or      Accrued     Fair
   Description                      Face Amount    Interest)   Value
   -----------                      -----------  -----------  ------
Mutual funds:
 *Armada Government Portfolio Fund     6,341     $    6,341  $    6,341
 American Funds - Investment Co.
  of America Com                      18,647        577,492     579,335
 American Funds - Washington Mutual
  Investors Fund                      50,926      1,705,302   1,675,964
                                                  ---------   ---------
                                                 $2,289,135  $2,261,640
                                                  =========   =========

*Party-in-interest





































                          Cooper Tire & Rubber Company
                        Pre-Tax Savings Plan (Texarkana)
                  Employer Identification #34-4297750; Plan #012

                  Line 27d - Schedule of Reportable Transactions

                          Year Ended December 31, 1998
                                                      Sales
                                       --------------------------------
                                                  Cost (Plus
                           Cost of                  Accrued      Gain/
Description of Assets     Purchases    Proceeds    Interest)    (Loss)
---------------------     ---------    --------   ----------   --------
Armada Government
 Portfolio Fund          $    99,599  $   98,405  $   98,405    $     -
Cooper Tire & Rubber
 Company common stock         98,329           -           -          -
American Funds -
 Investment Co. of
 America Com                 724,561     692,149     683,492      8,657
American Funds -
 Washington Mutual
 Investors Fund           10,007,746   1,882,840   1,955,501     72,661



Note: The purchase and selling price for each reportable transaction represents its fair value at the time of acquisition or disposition.
































                                                            EXHIBIT (99)
                       Cooper Tire & Rubber Company
                       Pre-Tax Savings Plan (Auburn)

                     Financial Statements and Schedules


                   Years ended December 31, 1998 and 1997





                                 Contents

Report of Independent Auditors                                    1

Audited Financial Statements

Statements of Assets Available for Plan Benefits                  2
Statements of Changes in Assets Available for Plan Benefits       3
Notes to Financial Statements                                     4


Schedules

Line 27a - Schedule of Assets Held for Investment Purposes       14
Line 27d - Schedule of Reportable Transactions                   15


A schedule of party-in-interest transactions has not been presented because there were no party-in-interest transactions which are prohibited by ERISA Section 406 and for which there is no statutory or administrative exemption.

                       Report of Independent Auditors

Pre-Tax Savings Plan Committee
Cooper Tire & Rubber Company
 Pre-Tax Savings Plan (Auburn)

We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan
(Auburn) as of December 31, 1998 and 1997, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Auburn) at December 31, 1998 and 1997, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1998 and reportable transactions for the year then ended, are presented for purposes of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan's management. The supplemental schedules have been subjected to the auditing procedures applied in our audit of the 1998 basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1998 basic financial statements taken as a whole.


May 14, 1999













                                                                       1

                     Cooper Tire & Rubber Company
                     Pre-Tax Savings Plan (Auburn)

              Statements of Assets Available for Plan Benefits
                                                     December 31
                                                   1998         1997
                                                ----------   ----------
Assets
Investments:
   Value of interest in Pooled Fund (Note 4)    $1,152,172   $1,391,753
   Cooper Tire & Rubber Company Common Stock             -       30,591
   Mutual funds                                    565,298          351
                                                 ---------    ---------
                                                 1,717,470    1,422,695

Cash                                                 1,335       33,005
Employer contribution receivable                   107,372       26,459
Employee contribution receivable                     7,596            -
                                                 ---------    ---------
Assets available for plan benefits              $1,833,773   $1,482,159
                                                 =========    =========


See accompanying notes.




































                                                                       2

                       Cooper Tire & Rubber Company
                       Pre-Tax Savings Plan (Auburn)

       Statements of Changes in Assets Available for Plan Benefits
                                                 Year Ended December 31
                                                   1998         1997
                                                ----------   ----------
Additions:
  Cash contributions:
   Participants                                 $  365,154   $  342,846
   Employer                                        107,372       54,762
                                                 ---------    ---------
                                                   472,526      397,608
  Investment income (loss):
   Net gain from Pooled Fund (Note 4)               35,186      228,535
   Net depreciation in fair value of Cooper
    Tire & Rubber Company Common Stock                   -         (367)
   Net depreciation in fair value of
    common stock and mutual funds                 (113,263)           -
   Dividends                                        46,282          286
   Interest                                             45           64
                                                 ---------    ---------
                                                   (31,750)     228,518
                                                 ---------    ---------
Total additions                                    440,776      626,126

Participants' withdrawals                          (89,162)     (54,629)
                                                 ---------    ---------
Increase in assets available for plan
 benefits during the year                          351,614      571,497

Assets available for plan benefits at
 beginning of year                               1,482,159      910,662
                                                 ---------    ---------
Assets available for plan benefits at
 end of year                                    $1,833,773   $1,482,159
                                                 =========    =========

See accompanying notes.





















                                                                       3

                        Cooper Tire & Rubber Company
                        Pre-Tax Savings Plan (Auburn)

                        Notes to Financial Statements

                        December 31, 1998 and 1997

1. Summary of Plan

The Cooper Tire & Rubber Company Pre-Tax Savings Plan (Auburn) (Plan), as amended and restated, is a defined contribution plan administered by a Plan Committee appointed by the plan sponsor, Cooper Tire & Rubber Company (the Company). Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #634, United Steelworkers of America AFL-CIO/CLC (formerly United Rubber, Cork, Linoleum and Plastic Workers of America) (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1998, 260 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:

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

  3) Cash with interest - contributions are placed in investment contracts with a diversified group of insurance companies, banks, and other financial institutions. This option may also include synthetic investment contracts backed by high quality fixed income assets. All contracts have specific individual terms including interest rate and maturity date. Interest rates on contracts generally reset on a monthly or quarterly basis.

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

The Plan provides that the Company will contribute to the Plan each year from current or accumulated earnings an amount equal to the lesser of:

(a) 50% (25% in 1997) of PSP contributions which represent up to four percent of each participant's compensation, less any forfeitures, or

  (b) an amount equal to fifteen percent of the Company's current year pre-tax earnings, exclusive of any deductions for contributions to the Plan, in excess of ten percent of the stockholders' equity of the Company at the beginning of the year.

The Company's Board of Directors, at its discretion, may waive the limitation in (b) and contribute from current or accumulated earnings an amount not to exceed the limitation in (a). Administrative expenses of the Plan are paid by the Company.
(continued)
                                                                      4

Investment options for future contributions may be changed daily.
Reallocation of balances may be made among the investment options daily. Directions given by participants to the Plan trustee concerning the voting of common stock are confidential.

No amounts may be withdrawn by a participant from PSP contributions prior to termination of employment unless the participant has either attained age 59 1/2, becomes totally and permanently disabled, or is able to demonstrate financial hardship. Hardship withdrawals by participants not yet attaining 59 1/2 years of age are limited to PSP contributions and are subject to the Internal Revenue Code (IRC) and regulations thereunder. Participants are fully vested in their contributions and earnings thereon.

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

No material amounts of withdrawals by participants, initiated on or before December 31, 1998 or 1997, were pending.

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

Investments in common stock of the Company are stated at quoted market values as determined on the last business day of the Plan year. Mutual fund investments are stated at fair value as determined by the net asset value thereof on the last business day of the Plan year.

Certain investments of the Plan are combined with similar assets of the other defined contribution plans sponsored by the Company. The combined investments (Pooled Fund) are held by National City Bank as trustee and are valued at their fair value as determined by the trustee, except for fully benefit responsive investment contracts which are valued at contract value. At December 31, 1998 and 1997, the contract value of these contracts approximates fair value.

Contributions

Contributions are recorded when the Company makes payroll deductions for Plan participants, and are invested in any of four investment options at the participant's election.
(continued)
                                                                      5

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

3. Income Tax Status

The Internal Revenue Service ruled September 9, 1996 that the Plan qualifies under Section 401(a) of the IRC and, therefore, the related trust is not subject to tax under present income tax law. Once qualified, the Plan is required to operate in conformity with the IRC to maintain its qualification. The Plan Committee believes the Plan is being operated in compliance with the applicable requirements of the IRC and, therefore, believes that the Plan is qualified and the related trust is tax exempt.

4. Value of Interest in Pooled Fund

The assets of the Cooper Tire & Rubber Company Pooled Fund are as
follows:
                                                 December 31, 1998
                                           -----------------------------
                                             Cooper Tire
                                              & Rubber
                                              Company        Cash with
                                              Common         Interest
                                            Stock Fund         Fund
                                           ------------    ------------
Armada Government Portfolio Fund           $  1,681,519    $  3,928,115
Cooper Tire & Rubber Company
 Common Stock                               154,085,556
*Allstate Life Insurance Company -
  6.01% contract 77020; matures
  August 16, 2004                                            12,866,709
*Monumental Life Insurance Company -
  6.08% contract BDA-00217TR; matures
  August 25,2004                                             11,842,635
*State Street Bank & Trust - 5.35%
  contract 98145; matures
  September 15, 2003                                          6,974,051
**Casisse Des Depots - 6.15% contract
  223-01; matures September 25, 2000                          2,390,045
 John Hancock Mutual Life Insurance
  Company - 5.62% contract 8736;
  matures May 1, 2007                                         7,651,704
 New York Life Insurance Company -
  7.65% contract 30200-001; matures
  September 20, 2000                                          5,359,713
(continued)

                                                                       6

*Continental Assurance Company -
  6.31% contract 63-05835; matures
  February 17, 2003                                           4,005,674
 Allstate Life Insurance Company -
  5.95% contract 31040; matures
  July 1, 2001                                                3,497,499
 Allmerica Financial Life - 6.30%
  contract 99212W; matures
  November 15, 2004                                           3,474,907
**Casisse Des Depots - 5.86% contract
  223-03; matures December 16, 2002                           2,995,078
 United of Omaha Life Insurance -
  5.75% contract SDGA-11195; matures
  August 2, 2000                                              1,995,756
 Monumental Life Insurance Company -
  3.66% contract ADA00561FR; matures
  April 15, 1999                                              1,315,889
 New York Life Insurance Company -
  7.65% contract 30200-002; matures
  April 19, 1999                                              1,169,061
Monumental Life Insurance Company -
  5.80% contract BDA-00217TR-10;
  matures December 31, 1999                                      59,733
                                           ------------    ------------
                                           $155,767,075    $ 69,526,569
                                           ============    ============

*  Synthetic contract
** Non-participating synthetic contract

The assets of the Cooper Tire & Rubber Company Pooled Fund are as
follows:
                                      December 31, 1997
                       -------------------------------------------------
                        Cooper Tire                  The        The
                         & Rubber       Cash      Investment Washington
                         Company        with      Company of   Mutual
                         Common       Interest     America    Investors
                        Stock Fund      Fund        Fund        Fund
                       ------------ ----------- ----------- -----------
Armada Government
 Portfolio Fund        $  1,214,344 $(1,863,178)$(1,153,143)$ 1,315,449
Cooper Tire & Rubber
 Company Common Stock   185,112,135
Mutual funds:
 The Investment Company
  of America Fund                                18,542,498
 The Washington Mutual
  Investors Fund                                             28,034,543
Cash with Interest Fund:
*Allstate Life Insurance
  Company - 6.23% contract;
  matures August 16, 2004             8,589,106
 New York Life Insurance
  Company - 7.65% contract;
  matures September 20, 2000          7,513,568
*John Hancock Mutual Life
  Insurance Company - 6.42%
  contract; matures May 1,
  2007                                7,197,589

(continued)
                                                                       7

 Provident Life and Accident
  Insurance Company 5.75% -
  contract; matures
  January 30, 1998                    6,593,931
*Continental Assurance Company -
  6.06% contract; matures
  January 1, 1998                     3,862,569
*Allstate Life Insurance
  Company - 5.95% contract;
  matures February 18, 2002           3,303,020
*Allmerica Financial Life
  Insurance Company - 6.81%
  contract; matures
  November 15, 2004                   3,259,691
*Peoples Security Life -
  6.89% contract; matures
  June 25, 2004                       3,026,927
*Caisse Des Depots (CDC) BRIC -
  6.15% contract; matures
  September 25, 2000                  2,987,570
*Peoples Security Life -
  6.08% contract; matures
  April 15, 1999                      1,997,156
 United of Omaha Life
  Insurance - 6.41% contract;
  matures August 2, 2000              1,995,770
*Peoples Security Life -
  6.60% contract; matures
  August 25, 2004                     1,979,747
*Peoples Security Life -
  6.78% contract; matures
  March 15, 2002                      1,952,166
*Peoples Security Life -
  5.29% contract; matures
  December 17, 2001                   1,721,801
*Caisse Des Depots (CDC) BRIC -
  5.80% contract; matures
  December 16, 2002                   1,550,256
*Peoples Security Life -
  6.17% contract; matures
  July 16, 2001                       1,487,592
*Caisse Des Depots (CDC) BRIC -
  5.86% contract; matures
  May 31, 2000                        1,445,881
*Peoples Security Life -
  6.94% contract; matures
  January 26, 2004                    1,299,224
 Commonwealth Life Insurance
  Company - 3.66% contract;
  matures April 15, 1999              1,269,427
 New York Life Insurance
  Company - 7.65% contract;
  matures April 19, 1999              1,085,983
*Peoples Security Life -
  5.40% contract; matures
  January 18, 2000                      859,422
*Peoples Security Life -
  5.80% contract; matures
  December 31, 1999                     654,404
*Peoples Security Life -
  5.24% contract; matures
  April 15, 1998                        589,726
                       ------------ ----------- ----------- -----------
Total assets           $186,326,479 $64,359,348 $17,389,355 $29,349,992
                       ============ =========== =========== ===========
(continued)

*Synthetic contract

The average yield of the Cash with Interest Fund for the years ended December 31, 1998 and 1997 was 6.1% and 6.7% respectively.

The value of the Plan's interest in the Pooled Fund is $1,152,172 at December 31, 1998 and $1,391,753 at December 31, 1997.

The Plan's interest in the Pooled Fund's assets at December 31 is as follows:
                                                   1998      1997
                                                   ----      ----
Cooper Tire & Rubber Company Common Stock Fund     0.5%      0.4%
Cash with Interest Fund                            0.4%      0.4%
The Investment Company of America Fund               -       1.0%
The Washington Mutual Investors Fund                 -       0.6%

The net investment gain (loss) of the Cooper Tire & Rubber Company
Pooled Fund is as follows:
                                 Year Ended December 31, 1998
                     --------------------------------------------------
                     Cooper Tire                  The          The
                      & Rubber       Cash      Investment   Washington
                       Company       with      Company of     Mutual
                       Common       Interest     America     Investors
                     Stock Fund      Fund         Fund         Fund
                     -----------  -----------  -----------  -----------
Interest            $    142,892  $ 4,150,939  $     7,700  $    15,063
Dividends              2,724,804                   417,248      378,191
Net realized and
 unrealized
 gain (loss)         (23,151,293)                1,137,385    3,677,886
                     -----------  -----------  -----------  -----------
Net investment
 gain (loss)        $(20,283,597) $ 4,150,939  $ 1,562,333  $ 4,071,140
                     ===========  ===========  ===========  ===========

                                 Year Ended December 31, 1997
                     ---------------------------------------------------
                     Cooper Tire                  The          The
                      & Rubber       Cash      Investment   Washington
                       Company       with      Company of     Mutual
                       Common       Interest     America     Investors
                     Stock Fund      Fund         Fund         Fund
                     -----------  -----------  -----------  -----------
Interest             $   113,940  $ 3,882,280  $    30,033  $    33,468
Dividends              2,704,175                 1,804,968    2,222,234
Net realized and
 unrealized gain      38,049,952                 1,573,724    3,744,388
                     -----------  -----------  -----------  -----------

Net investment gain  $40,868,067  $ 3,882,280  $ 3,408,725  $ 6,000,090
                     ===========  ===========  ===========  ===========


                                                                       9

The Plan's net investment gain from the Pooled Fund is $35,186 for the year ended December 31, 1998 and a net investment gain of $228,535 for the year ended December 31, 1997.

The net investment gain or loss of the Pooled Fund is allocated to each participating plan based on the percentage of that Plan's units in each Pooled Fund category.

5. Investment Income

On July 24, 1998, the Plan's investments in the Investment Co. of
America Com and Washington Mutual Investors Fund were removed from the pooled fund. Investment income on assets held outside the pooled fund is as follows:

                               Net realized and
                            unrealized appreciation
                            (depreciation) in fair
                             value of investments    Dividends  Interest
                            -----------------------  ---------  --------
Year ended December 31, 1998:
  Cooper Tire & Rubber
    Company Common               $(  3,019)         $      193
  Armada Government Portfolio
    Fund                                                        $     45
  Investment Co. of America
    Com                           ( 54,413)             24,568
  Washington Mutual Investors
    Fund                          ( 55,831)             21,521
                                  --------           ---------   -------
Totals                           $(113,263)         $   46,282  $     45
                                  ========           =========   =======

                               Net realized and
                            unrealized appreciation
                            (depreciation) in fair
                             value of investments    Dividends  Interest
                            -----------------------  ---------  --------
Year ended December 31, 1997:
  Cooper Tire & Rubber
    Company Common               $   (367)          $      286
  Armada Government Portfolio
    Fund                                                        $     64
                                  -------            ---------   -------
Totals                           $   (367)          $      286  $     64
                                  =======            =========   =======

6. Year 2000 Issue (unaudited)

The Plan Sponsor has determined it will be necessary to take certain steps in order to ensure the Plan's information systems are prepared to handle year 2000 issues. The Plan Sponsor is taking a two-phase approach. The first phase addressed internal systems that needed to be modified or replaced to function properly. Internal resources were utilized to modify existing software applications and test the software and equipment for the year 2000 modifications. Costs associated with modifying software and equipment were paid by the Plan Sponsor and were not material.
(continued)

                                                                      10

For the second phase of the project, Plan management established formal communications with its third party service providers to determine that they have developed plans to address their own year 2000 problems as they relate to the Plan's operations. All third party service providers have indicated they will be year 2000 compliant by mid-year 1999. If modification of data processing systems by the service providers is not completed timely, the Plan Sponsor believes the year 2000 problem could have a material impact on the operations of the Plan. Plan management has not developed a contingency plan, because they are confident that all systems will be year 2000 ready.

7. Investments

Individual investments that exceed 5% of plan assets available for benefits are as follows:

                                                 December 31
                                              1998         1997
                                            --------------------
    American Funds - Investment Co.
      of America Com                        $294,529      $   -
    American Funds - Washington Mutual
      Investors Fund                         270,179          -








































                                                                      11

                                   Schedules








































                                                                      12

                        Cooper Tire & Rubber Company
                        Pre-Tax Savings Plan (Auburn)
              Employer Identification #34-4297750; Plan #015

         Line 27a - Schedule of Assets Held for Investment Purposes

                              December 31, 1998
                                     Shares      Cost (Plus
                                    Units, or      Accrued     Fair
   Description                      Face Amount    Interest)   Value
   -----------                      -----------  -----------   -----
Mutual funds:
 *Armada Government Portfolio Fund       590      $    590    $    590
 American Funds - Investment Co.
  of America Com                       9,480       285,234     294,529
 American Funds - Washington Mutual
  Investors Fund                       8,210       274,911     270,179
                                                   -------     -------
                                                  $560,735    $565,298
                                                   =======     =======

*Party-in-interest







































                                                                      13

                        Cooper Tire & Rubber Company
                        Pre-Tax Savings Plan (Auburn)
               Employer Identification #34-4297750; Plan #015

               Line 27d - Schedule of Reportable Transactions

                        Year Ended December 31, 1998
                                                    Sales
                                       --------------------------------
                                                  Cost (Plus
                           Cost of                  Accrued      Gain/
Description of Assets     Purchases    Proceeds    Interest)    (Loss)
---------------------     ---------    --------   ----------   --------
Armada Government
 Portfolio Fund             $26,991     $26,766      $26,766     $    -
Cooper Tire & Rubber
 Company common stock        26,689           -            -          -



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






































                                                                      14

                                                            EXHIBIT (99)
                      Cooper Tire & Rubber Company
                      Pre-Tax Savings Plan (Findlay)

                    Financial Statements and Schedules


                   Years ended December 31, 1998 and 1997





                                Contents

Report of Independent Auditors                                    1

Audited Financial Statements

Statements of Assets Available for Plan Benefits                  2
Statements of Changes in Assets Available for Plan Benefits       3
Notes to Financial Statements                                     4


Schedules

Line 27a - Schedule of Assets Held for Investment Purposes       14
Line 27d - Schedule of Reportable Transactions                   15


A schedule of party-in-interest transactions has not been presented because there were no party-in-interest transactions which are prohibited by ERISA Section 406 and for which there is no statutory or administrative exemption.

                        Report of Independent Auditors

Pre-Tax Savings Plan Committee
Cooper Tire & Rubber Company
 Pre-Tax Savings Plan (Findlay)

We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Findlay) as of December 31, 1998 and 1997, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Findlay) at December 31, 1998 and 1997, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1998 and reportable transactions for the year then ended, are presented for purposes of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan's management. The supplemental schedules have been subjected to the auditing procedures applied in our audit of the 1998 basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1998 basic financial statements taken as a whole.


May 14, 1999
















                                                                       1

                     Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (Findlay)

            Statements of Assets Available for Plan Benefits
                                                     December 31
                                                   1998         1997
                                               -----------  -----------
Assets
Investments:
   Value of interest in Pooled Fund (Note 4)   $ 7,655,477  $10,700,422
   Cooper Tire & Rubber Company Common Stock             -      164,873
   Mutual funds                                  5,885,300        1,633
                                                ----------   ----------
                                                13,540,777   10,866,928

Cash                                                15,207      314,183
Employer contribution receivable                   661,748      145,345
Employee contribution receivable                    37,602            -
                                                ----------   ----------
Assets available for plan benefits             $14,255,334  $11,326,456
                                                ==========   ==========


See accompanying notes.








































                                                                       2

                      Cooper Tire & Rubber Company
                      Pre-Tax Savings Plan (Findlay)

          Statements of Changes in Assets Available for Plan Benefits
                                                Year ended December 31
                                                   1998         1997
                                               -----------   ----------
Additions:
  Cash contributions:
   Participants                                $ 2,754,961  $ 2,407,236
   Employer                                        661,604      297,746
                                                 ---------   ----------
                                                 3,416,565    2,704,982
  Investment income (loss):
   Net gain (loss) from Pooled Fund (Note 4)    (1,280,015)   1,859,458
   Net depreciation in fair value of Cooper
    Tire & Rubber Company Common Stock                   -       (2,389)
   Net appreciation in fair value of common
    stock and mutual funds                         817,373            -
   Dividends                                       480,752        1,416
   Interest                                            269          317
                                                ----------   ----------
                                                    18,379    1,858,802
                                                ----------   ----------
Total additions                                  3,434,944    4,563,784

Participants' withdrawals                         (506,066)    (476,935)
                                                ----------   ----------
Increase in assets available for plan
 benefits during the year                        2,928,878    4,086,849

Assets available for plan benefits at
 beginning of year                              11,326,456    7,239,607
                                                ----------   ----------
Assets available for plan benefits at
 end of year                                   $14,255,334  $11,326,456
                                                ==========   ==========

See accompanying notes.

























                                                                       3

                      Cooper Tire & Rubber Company
                      Pre-Tax Savings Plan (Findlay)

                      Notes to Financial Statements

                        December 31, 1998 and 1997

1. Summary of Plan

The Cooper Tire & Rubber Company Pre-Tax Savings Plan (Findlay) (Plan), as amended and restated, is a defined contribution plan administered by a Plan Committee appointed by the plan sponsor, Cooper Tire & Rubber Company (the Company). Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #207, United Steelworkers of America AFL-CIO/CLC (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1998, 707 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:

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

  3) Cash with interest - contributions are placed in investment contracts with a diversified group of insurance companies, banks, and other financial institutions. This option may also include synthetic investment contracts backed by high quality fixed income assets. All contracts have specific individual terms including interest rate and maturity date. Interest rates on contracts generally reset on a monthly or quarterly basis.

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

The Plan provides that the Company will contribute to the Plan each year from current or accumulated earnings an amount equal to the lesser of:

(a) 50% (25% in 1997) of PSP contributions which represent up to four percent of each participant's compensation, less any forfeitures, or

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

Investment options for future contributions may be changed daily.
Reallocation of balances may be made among the investment options daily. Directions given by participants to the Plan trustee concerning the voting of common stock are confidential.
(continued)
                                                                       4

No amounts may be withdrawn by a participant from PSP contributions prior to termination of employment unless the participant has either attained age 59 1/2, becomes totally and permanently disabled, or is able to demonstrate financial hardship. Hardship withdrawals by participants not yet attaining 59 1/2 years of age are limited to PSP contributions and are subject to the Internal Revenue Code (IRC) and regulations thereunder. Participants are fully vested in their contributions and earnings thereon.

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

No material amounts of withdrawals by participants, initiated on or before December 31, 1998 or 1997, were pending.

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

Investments in common stock of the Company are stated at quoted market values as determined on the last business day of the Plan year. Mutual fund investments are stated at fair value as determined by the net asset value thereof on the last business day of the Plan year.

Certain investments of the Plan are combined with similar assets of the other defined contribution plans sponsored by the Company. The combined investments (Pooled Fund) are held by National City Bank as trustee and are valued at their fair value as determined by the trustee, except for fully benefit responsive investment contracts which are valued at contract value. At December 31, 1998 and 1997, the contract value of these contracts approximates fair value.

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

                                                                       5

Forfeitures

Forfeitures occur when an employee elects a withdrawal from current year or unvested contributions or is terminated, voluntarily or involuntarily, before being fully vested. Forfeitures are used to reduce the Company obligation.

3. Income Tax Status

The Internal Revenue Service ruled September 9, 1996 that the Plan qualifies under Section 401(a) of the IRC and, therefore, the related trust is not subject to tax under present income tax law. Once qualified, the Plan is required to operate in conformity with the IRC to maintain its qualification. The Plan Committee believes the Plan is being operated in compliance with the applicable requirements of the IRC and, therefore, believes that the Plan is qualified and the related trust is tax exempt.

4. Value of Interest in Pooled Fund

The assets of the Cooper Tire & Rubber Company Pooled Fund are as
follows:
                                                 December 31, 1998
                                           -----------------------------
                                             Cooper Tire
                                              & Rubber
                                              Company        Cash with
                                              Common         Interest
                                            Stock Fund         Fund
                                           ------------    ------------
Armada Government Portfolio Fund           $  1,681,519    $  3,928,115
Cooper Tire & Rubber Company
 Common Stock                               154,085,556
*Allstate Life Insurance Company -
  6.01% contract 77020; matures
  August 16, 2004                                            12,866,709
*Monumental Life Insurance Company -
  6.08% contract BDA-00217TR; matures
  August 25,2004                                             11,842,635
*State Street Bank & Trust - 5.35%
  contract 98145; matures
  September 15, 2003                                          6,974,051
**Casisse Des Depots - 6.15% contract
  223-01; matures September 25, 2000                          2,390,045
 John Hancock Mutual Life Insurance
  Company - 5.62% contract 8736;
  matures May 1, 2007                                         7,651,704
 New York Life Insurance Company -
  7.65% contract 30200-001; matures
  September 20, 2000                                          5,359,713
*Continental Assurance Company -
  6.31% contract 63-05835; matures
  February 17, 2003                                           4,005,674
 Allstate Life Insurance Company -
  5.95% contract 31040; matures
  July 1, 2001                                                3,497,499
 Allmerica Financial Life - 6.30%
  contract 99212W; matures
  November 15, 2004                                           3,474,907
**Casisse Des Depots - 5.86% contract
  223-03; matures December 16, 2002                           2,995,078
 United of Omaha Life Insurance -
  5.75% contract SDGA-11195; matures
  August 2, 2000                                              1,995,756
(continued)
                                                                       6
 Monumental Life Insurance Company -
  3.66% contract ADA00561FR; matures
  April 15, 1999                                              1,315,889
 New York Life Insurance Company -
  7.65% contract 30200-002; matures
  April 19, 1999                                              1,169,061
 Monumental Life Insurance Company -
  5.80% contract BDA-00217TR-10;
  matures December 31, 1999                                      59,733
                                           ------------    ------------
                                           $155,767,075    $ 69,526,569
                                           ============    ============

*  Synthetic contract
** Non-participating synthetic contract

The assets of the Cooper Tire & Rubber Company Pooled Fund are as
follows:
                                      December 31, 1997
                       -------------------------------------------------
                        Cooper Tire                  The        The
                         & Rubber       Cash      Investment Washington
                         Company        with      Company of   Mutual
                         Common       Interest     America    Investors
                        Stock Fund      Fund        Fund        Fund
                       ------------ ----------- ----------- -----------
Armada Government
 Portfolio Fund        $  1,214,344 $(1,863,178)$(1,153,143)$ 1,315,449
Cooper Tire & Rubber
 Company Common Stock   185,112,135
Mutual funds:
 The Investment Company
  of America Fund                                18,542,498
 The Washington Mutual
  Investors Fund                                             28,034,543
Cash with Interest Fund:
*Allstate Life Insurance
  Company - 6.23% contract;
  matures August 16, 2004             8,589,106
 New York Life Insurance
  Company - 7.65% contract;
  matures September 20, 2000          7,513,568
*John Hancock Mutual Life
  Insurance Company - 6.42%
  contract; matures May 1,
  2007                                7,197,589
 Provident Life and Accident
  Insurance Company 5.75% -
  contract; matures
  January 30, 1998                    6,593,931
*Continental Assurance Company -
  6.06% contract; matures
  January 1, 1998                     3,862,569
*Allstate Life Insurance
  Company - 5.95% contract;
  matures February 18, 2002           3,303,020
*Allmerica Financial Life
  Insurance Company - 6.81%
  contract; matures
  November 15, 2004                   3,259,691
*Peoples Security Life -
  6.89% contract; matures
  June 25, 2004                       3,026,927
*Caisse Des Depots (CDC) BRIC -
  6.15% contract; matures
  September 25, 2000                  2,987,570
(continued)
*Peoples Security Life -
  6.08% contract; matures
  April 15, 1999                      1,997,156
 United of Omaha Life
  Insurance - 6.41% contract;
  matures August 2, 2000              1,995,770
*Peoples Security Life -
  6.60% contract; matures
  August 25, 2004                     1,979,747
*Peoples Security Life -
  6.78% contract; matures
  March 15, 2002                      1,952,166
*Peoples Security Life -
  5.29% contract; matures
  December 17, 2001                   1,721,801
*Caisse Des Depots (CDC) BRIC -
  5.80% contract; matures
  December 16, 2002                   1,550,256
*Peoples Security Life -
  6.17% contract; matures
  July 16, 2001                       1,487,592
*Caisse Des Depots (CDC) BRIC -
  5.86% contract; matures
  May 31, 2000                        1,445,881
*Peoples Security Life -
  6.94% contract; matures
  January 26, 2004                    1,299,224
 Commonwealth Life Insurance
  Company - 3.66% contract;
  matures April 15, 1999              1,269,427
 New York Life Insurance
  Company - 7.65% contract;
  matures April 19, 1999              1,085,983
*Peoples Security Life -
  5.40% contract; matures
  January 18, 2000                      859,422
*Peoples Security Life -
  5.80% contract; matures
  December 31, 1999                     654,404
*Peoples Security Life -
  5.24% contract; matures
  April 15, 1998                        589,726
                       ------------ ----------- ----------- -----------
Total assets           $186,326,479 $64,359,348 $17,389,355 $29,349,992
                       ============ =========== =========== ===========

*Synthetic contract

The average yield of the Cash with Interest Fund for the years ended December 31, 1998 and 1997 was 6.1% and 6.7% respectively.

The value of the Plan's interest in the Pooled Fund is $7,655,477 at December 31, 1998 and $10,700,422 at December 31, 1997.

The Plan's interest in the Pooled Fund's assets at December 31 is as follows:
                                                   1998      1997
                                                   ----      ----
Cooper Tire & Rubber Company Common Stock Fund     3.9%      3.2%
Cash with Interest Fund                            2.2%      1.8%
The Investment Company of America Fund               -      10.0%
The Washington Mutual Investors Fund                 -       6.1%






The net investment gain (loss) of the Cooper Tire & Rubber Company
Pooled Fund is as follows:
                                 Year Ended December 31, 1998
                     --------------------------------------------------
                     Cooper Tire                  The          The
                      & Rubber       Cash      Investment   Washington
                       Company       with      Company of     Mutual
                       Common       Interest     America     Investors
                     Stock Fund      Fund         Fund         Fund
                     -----------  -----------  -----------  -----------
Interest            $    142,892  $ 4,150,939  $     7,700  $    15,063
Dividends              2,724,804                   417,248      378,191
Net realized and
 unrealized
 gain (loss)         (23,151,293)                1,137,385    3,677,886
                     -----------  -----------  -----------  -----------
Net investment
 gain (loss)        $(20,283,597) $ 4,150,939  $ 1,562,333  $ 4,071,140
                     ===========  ===========  ===========  ===========

                                 Year Ended December 31, 1997
                     ---------------------------------------------------
                     Cooper Tire                  The          The
                      & Rubber       Cash      Investment   Washington
                       Company       with      Company of     Mutual
                       Common       Interest     America     Investors
                     Stock Fund      Fund         Fund         Fund
                     -----------  -----------  -----------  -----------
Interest             $   113,940  $ 3,882,280  $    30,033  $    33,468
Dividends              2,704,175                 1,804,968    2,222,234
Net realized and
 unrealized gain      38,049,952                 1,573,724    3,744,388
                     -----------  -----------  -----------  -----------

Net investment gain  $40,868,067  $ 3,882,280  $ 3,408,725  $ 6,000,090
                     ===========  ===========  ===========  ===========

The Plan's net investment loss from the Pooled Fund is $1,280,015 for the year ended December 31, 1998 and a net investment gain of $1,859,458 for the year ended December 31, 1997.

The net investment gain or loss of the Pooled Fund is allocated to each participating plan based on the percentage of that Plan's units in each Pooled Fund category.



















5. Investment Income

On July 24, 1998, the Plan's investments in the Investment Co. of
America Com and Washington Mutual Investors Fund were removed from the pooled fund.  Investment income on assets held outside the pooled fund is as follows:
                               Net realized and
                            unrealized appreciation
                            (depreciation) in fair
                             value of investments    Dividends  Interest
                            -----------------------  ---------  --------
Year ended December 31, 1998:
  Cooper Tire & Rubber
    Company Common               $  36,031          $    1,038
  Armada Government Portfolio
    Fund                                                        $    269
  Investment Co. of America
    Com                            360,185             241,313
  Washington Mutual Investors
    Fund                           421,157             238,401
                                  --------           ---------   -------
Totals                           $ 817,373          $  480,752  $    269
                                  ========           =========   =======

                               Net realized and
                            unrealized appreciation
                            (depreciation) in fair
                             value of investments    Dividends  Interest
                            -----------------------  ---------  --------
Year ended December 31, 1997:
  Cooper Tire & Rubber
    Company Common               $ (2,389)          $    1,416
  Armada Government Portfolio
    Fund                                                        $    317
                                  -------            ---------   -------
Totals                           $ (2,389)          $    1,416  $    317
                                  =======            =========   =======

6. Year 2000 Issue (unaudited)

The Plan Sponsor has determined it will be necessary to take certain steps in order to ensure the Plan's information systems are prepared to handle year 2000 issues. The Plan Sponsor is taking a two-phase approach. The first phase addressed internal systems that needed to be modified or replaced to function properly. Internal resources were utilized to modify existing software applications and test the software and equipment for the year 2000 modifications. Costs associated with modifying software and equipment were paid by the Plan Sponsor and were not material.

For the second phase of the project, Plan management established formal communications with its third party service providers to determine that they have developed plans to address their own year 2000 problems as they relate to the Plan's operations. All third party service providers have indicated they will be year 2000 compliant by mid-year 1999. If modification of data processing systems by the service providers is not completed timely, the Plan Sponsor believes the year 2000 problem could have a material impact on the operations of the Plan. Plan management has not developed a contingency plan, because they are confident that all systems will be year 2000 ready.




7. Investments

Individual investments that exceed 5% of plan assets available for benefits are as follows:

                                                 December 31
   1998         1997
                                            --------------------
    American Funds - Investment Co.
      of America Com                        $2,892,567     $   -
    American Funds - Washington Mutual
      Investors Fund                         2,987,699         -

























































                                                                      11

                                   Schedules












































                     Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (Findlay)
              Employer Identification #34-4297750; Plan #014

         Line 27a - Schedule of Assets Held for Investment Purposes

                           December 31, 1998
                                     Shares      Cost (Plus
                                    Units, or      Accrued     Fair
   Description                      Face Amount    Interest)   Value
   -----------                      -----------  -----------   -----
Mutual funds:
 *Armada Government Money Market       1,189     $    1,189  $    1,189
 *Armada Government Portfolio Fund     3,845          3,845       3,845
 American Funds - Investment Co.
  of America Com                      93,098      2,804,673   2,892,567
 American Funds - Washington Mutual
  Investors Fund                      90,784      3,043,347   2,987,699
                                                  ---------   ---------
                                                 $5,853,054  $5,885,300
                                                  =========   =========


*Party-in-interest








































                     Cooper Tire & Rubber Company
                     Pre-Tax Savings Plan (Findlay)
              Employer Identification #34-4297750; Plan #014

              Line 27d - Schedule of Reportable Transactions

                      Year Ended December 31, 1998
                                                      Sales
                                       --------------------------------
                                                  Cost (Plus
                           Cost of                  Accrued      Gain/
Description of Assets     Purchases    Proceeds    Interest)    (Loss)
---------------------     ---------    --------   ----------   --------
Armada Government
 Portfolio Fund           $147,805     $146,398    $146,398     $    -
Cooper Tire & Rubber
 Company common stock      146,300            -           -          -



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










































                                                                      14

                                                            EXHIBIT (99)
                     Cooper Tire & Rubber Company
                   Pre-Tax Savings Plan (El Dorado)

                  Financial Statements and Schedules


                 Years ended December 31, 1998 and 1997





                                Contents

Report of Independent Auditors                                    1

Audited Financial Statements

Statements of Assets Available for Plan Benefits                  2
Statements of Changes in Assets Available for Plan Benefits       3
Notes to Financial Statements                                     4


Schedules

Line 27a - Schedule of Assets Held for Investment Purposes       14
Line 27d - Schedule of Reportable Transactions                   15


A schedule of party-in-interest transactions has not been presented because there were no party-in-interest transactions which are prohibited by ERISA Section 406 and for which there is no statutory or administrative exemption.

                         Report of Independent Auditors

Pre-Tax Savings Plan Committee
Cooper Tire & Rubber Company
 Pre-Tax Savings Plan (El Dorado)

We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (El Dorado) as of December 31, 1998 and 1997, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (El Dorado) at December 31, 1998 and 1997, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1998 and reportable transactions for the year then ended, are presented for purposes of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan's management. The supplemental schedules have been subjected to the auditing procedures applied in our audit of the 1998 basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1998 basic financial statements taken as a whole.


May 14, 1999

















                                                                       1

                     Cooper Tire & Rubber Company
                    Pre-Tax Savings Plan (El Dorado)

              Statements of Assets Available for Plan Benefits
                                                     December 31
                                                   1998         1997
                                                ----------   ----------
Assets
Investments:
   Value of interest in Pooled Fund (Note 4)    $  509,892   $  535,669
   Cooper Tire & Rubber Company Common Stock             -       13,504
   Mutual funds                                    108,135          195
                                                 ---------    ---------
                                                   618,027      549,368

Cash                                                 1,911        7,769
Employer contribution receivable                    23,424        8,196
Employee contribution receivable                     2,822            -
                                                 ---------    ---------
Assets available for plan benefits              $  646,184   $  565,333
                                                 =========    =========


See accompanying notes.








































                                                                       2

                       Cooper Tire & Rubber Company
                      Pre-Tax Savings Plan (El Dorado)

           Statements of Changes in Assets Available for Plan Benefits
                                                 Year Ended December 31
                                                   1998         1997
                                                ----------   ----------
Additions:
  Cash contributions:
   Participants                                 $  183,459   $  148,260
   Employer                                         23,574       20,715
                                                 ---------    ---------
                                                   207,033      168,975
  Investment income (loss):
   Net gain (loss) from Pooled Fund (Note 4)       (48,189)      83,578
   Net depreciation in fair value of Cooper
    Tire & Rubber Company Common Stock                   -         (246)
   Net appreciation in fair value of
    common stock and mutual funds                   17,463            -
   Dividends                                         8,817          129
   Interest                                             24           28
                                                 ---------    ---------
                                                   (21,885)      83,489
                                                 ---------    ---------
Total additions                                    185,148      252,464

Participants' withdrawals                         (104,297)    (110,516)
                                                 ---------    ---------
Increase in assets available for plan
 benefits during the year                           80,851      141,948

Assets available for plan benefits at
 beginning of year                                 565,333      423,385
                                                 ---------    ---------
Assets available for plan benefits at
 end of year                                    $  646,184   $  565,333
                                                 =========    =========

See accompanying notes.

























                                                                       3

                        Cooper Tire & Rubber Company
                      Pre-Tax Savings Plan (El Dorado)

                       Notes to Financial Statements

                        December 31, 1998 and 1997

1. Summary of Plan

The Cooper Tire & Rubber Company Pre-Tax Savings Plan (El Dorado)
(Plan), as amended and restated, is a defined contribution plan administered by a Plan Committee appointed by the plan sponsor, Cooper Tire & Rubber Company (the Company). Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #634, United Steelworkers of America AFL-CIO/CLC (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1998, 144 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:

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

  3) Cash with interest - contributions are placed in investment contracts with a diversified group of insurance companies, banks, and other financial institutions. This option may also include synthetic investment contracts backed by high quality fixed income assets. All contracts have specific individual terms including interest rate and maturity date. Interest rates on contracts generally reset on a monthly or quarterly basis.

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

Investment options for future contributions may be changed daily.
Reallocation of balances may be made among the investment options daily. Directions given by participants to the Plan trustee concerning the voting of common stock are confidential.
(continued)
                                                                       4

No amounts may be withdrawn by a participant from PSP contributions prior to termination of employment unless the participant has either attained age 59 1/2, becomes totally and permanently disabled, or is able to demonstrate financial hardship. Hardship withdrawals by participants not yet attaining 59 1/2 years of age are limited to PSP contributions and are subject to the Internal Revenue Code (IRC) and regulations thereunder. Participants are fully vested in their contributions and earnings thereon.

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

No material amounts of withdrawals by participants, initiated on or before December 31, 1998 or 1997, were pending.

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

Investments in common stock of the Company are stated at quoted market values as determined on the last business day of the Plan year. Mutual fund investments are stated at fair value as determined by the net asset value thereof on the last business day of the Plan year.

Certain investments of the Plan are combined with similar assets of the other defined contribution plans sponsored by the Company. The combined investments (Pooled Fund) are held by National City Bank as trustee and are valued at their fair value as determined by the trustee, except for fully benefit responsive investment contracts which are valued at contract value. At December 31, 1998 and 1997, the contract value of these contracts approximates fair value.

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

                                                                       5

Forfeitures

Forfeitures occur when an employee elects a withdrawal from current year or unvested contributions or is terminated, voluntarily or involuntarily, before being fully vested. Forfeitures are used to reduce the Company obligation.

3. Income Tax Status

The Internal Revenue Service ruled September 9, 1996 that the Plan qualifies under Section 401(a) of the IRC and, therefore, the related trust is not subject to tax under present income tax law. Once qualified, the Plan is required to operate in conformity with the IRC to maintain its qualification. The Plan Committee believes the Plan is being operated in compliance with the applicable requirements of the IRC and, therefore, believes that the Plan is qualified and the related trust is tax exempt.

4. Value of Interest in Pooled Fund

The assets of the Cooper Tire & Rubber Company Pooled Fund are as
follows:
                                                 December 31, 1998
                                           -----------------------------
                                             Cooper Tire
                                              & Rubber
                                              Company        Cash with
                                              Common         Interest
                                            Stock Fund         Fund
                                           ------------    ------------
Armada Government Portfolio Fund           $  1,681,519    $  3,928,115
Cooper Tire & Rubber Company
 Common Stock                               154,085,556
*Allstate Life Insurance Company -
  6.01% contract 77020; matures
  August 16, 2004                                            12,866,709
*Monumental Life Insurance Company -
  6.08% contract BDA-00217TR; matures
  August 25,2004                                             11,842,635
*State Street Bank & Trust - 5.35%
  contract 98145; matures
  September 15, 2003                                          6,974,051
**Casisse Des Depots - 6.15% contract
  223-01; matures September 25, 2000                          2,390,045
 John Hancock Mutual Life Insurance
  Company - 5.62% contract 8736;
  matures May 1, 2007                                         7,651,704
 New York Life Insurance Company -
  7.65% contract 30200-001; matures
  September 20, 2000                                          5,359,713
*Continental Assurance Company -
  6.31% contract 63-05835; matures
  February 17, 2003                                           4,005,674
 Allstate Life Insurance Company -
  5.95% contract 31040; matures
  July 1, 2001                                                3,497,499
 Allmerica Financial Life - 6.30%
  contract 99212W; matures
  November 15, 2004                                           3,474,907
**Casisse Des Depots - 5.86% contract
  223-03; matures December 16, 2002                           2,995,078
 United of Omaha Life Insurance -
  5.75% contract SDGA-11195; matures
  August 2, 2000                                              1,995,756
(continued)
                                                                       6
 Monumental Life Insurance Company -
  3.66% contract ADA00561FR; matures
  April 15, 1999                                              1,315,889
 New York Life Insurance Company -
  7.65% contract 30200-002; matures
  April 19, 1999                                              1,169,061
 Monumental Life Insurance Company -
  5.80% contract BDA-00217TR-10;
  matures December 31, 1999                                      59,733
                                           ------------    ------------
                                           $155,767,075    $ 69,526,569
                                           ============    ============

*  Synthetic contract
** Non-participating synthetic contract

The assets of the Cooper Tire & Rubber Company Pooled Fund are as
follows:
                                      December 31, 1997
                       -------------------------------------------------
                        Cooper Tire                  The        The
                         & Rubber       Cash      Investment Washington
                         Company        with      Company of   Mutual
                         Common       Interest     America    Investors
                        Stock Fund      Fund        Fund        Fund
                       ------------ ----------- ----------- -----------
Armada Government
 Portfolio Fund        $  1,214,344 $(1,863,178)$(1,153,143)$ 1,315,449
Cooper Tire & Rubber
 Company Common Stock   185,112,135
Mutual funds:
 The Investment Company
  of America Fund                                18,542,498
 The Washington Mutual
  Investors Fund                                             28,034,543
Cash with Interest Fund:
*Allstate Life Insurance
  Company - 6.23% contract;
  matures August 16, 2004             8,589,106
 New York Life Insurance
  Company - 7.65% contract;
  matures September 20, 2000          7,513,568
*John Hancock Mutual Life
  Insurance Company - 6.42%
  contract; matures May 1,
  2007                                7,197,589
 Provident Life and Accident
  Insurance Company 5.75% -
  contract; matures
  January 30, 1998                    6,593,931
*Continental Assurance Company -
  6.06% contract; matures
  January 1, 1998                     3,862,569
*Allstate Life Insurance
  Company - 5.95% contract;
  matures February 18, 2002           3,303,020
*Allmerica Financial Life
  Insurance Company - 6.81%
  contract; matures
  November 15, 2004                   3,259,691
Peoples Security Life -
  6.89% contract; matures
  June 25, 2004                       3,026,927
*Caisse Des Depots (CDC) BRIC -
  6.15% contract; matures
  September 25, 2000                  2,987,570
(continued)
*Peoples Security Life -
  6.08% contract; matures
  April 15, 1999                      1,997,156
 United of Omaha Life
  Insurance - 6.41% contract;
  matures August 2, 2000              1,995,770
*Peoples Security Life -
  6.60% contract; matures
  August 25, 2004                     1,979,747
*Peoples Security Life -
  6.78% contract; matures
  March 15, 2002                      1,952,166
*Peoples Security Life -
  5.29% contract; matures
  December 17, 2001                   1,721,801
*Caisse Des Depots (CDC) BRIC -
  5.80% contract; matures
  December 16, 2002                   1,550,256
*Peoples Security Life -
  6.17% contract; matures
  July 16, 2001                       1,487,592
*Caisse Des Depots (CDC) BRIC -
  5.86% contract; matures
  May 31, 2000                        1,445,881
*Peoples Security Life -
  6.94% contract; matures
  January 26, 2004                    1,299,224
 Commonwealth Life Insurance
  Company - 3.66% contract;
  matures April 15, 1999              1,269,427
 New York Life Insurance
  Company - 7.65% contract;
  matures April 19, 1999              1,085,983
*Peoples Security Life -
  5.40% contract; matures
  January 18, 2000                      859,422
*Peoples Security Life -
  5.80% contract; matures
  December 31, 1999                     654,404
*Peoples Security Life -
  5.24% contract; matures
  April 15, 1998                        589,726
                       ------------ ----------- ----------- -----------
Total assets           $186,326,479 $64,359,348 $17,389,355 $29,349,992
                       ============ =========== =========== ===========

*Synthetic contract

The average yield of the Cash with Interest Fund for the years ended December 31, 1998 and 1997 was 6.1% and 6.7% respectively.

The value of the Plan's interest in the Pooled Fund is $509,892 at December 31, 1998 and $535,669 at December 31, 1997.

The Plan's interest in the Pooled Fund's assets at December 31 is as follows:
                                                   1998      1997
                                                   ----      ----
Cooper Tire & Rubber Company Common Stock Fund     0.2%      0.2%
Cash with Interest Fund                            0.3%      0.3%
The Investment Company of America Fund               -       0.1%
The Washington Mutual Investors Fund                 -       0.1%






The net investment gain (loss) of the Cooper Tire & Rubber Company
Pooled Fund is as follows:
                                 Year Ended December 31, 1998
                     --------------------------------------------------
                     Cooper Tire                  The          The
                      & Rubber       Cash      Investment   Washington
                       Company       with      Company of     Mutual
                       Common       Interest     America     Investors
                     Stock Fund      Fund         Fund         Fund
                     -----------  -----------  -----------  -----------
Interest            $    142,892  $ 4,150,939  $     7,700  $    15,063
Dividends              2,724,804                   417,248      378,191
Net realized and
 unrealized
 gain (loss)         (23,151,293)                1,137,385    3,677,886
                     -----------  -----------  -----------  -----------
Net investment
 gain (loss)        $(20,283,597) $ 4,150,939  $ 1,562,333  $ 4,071,140
                     ===========  ===========  ===========  ===========

                                 Year Ended December 31, 1997
                     ---------------------------------------------------
                     Cooper Tire                  The          The
                      & Rubber       Cash      Investment   Washington
                       Company       with      Company of     Mutual
                       Common       Interest     America     Investors
                     Stock Fund      Fund         Fund         Fund
                     -----------  -----------  -----------  -----------
Interest             $   113,940  $ 3,882,280  $    30,033  $    33,468
Dividends              2,704,175                 1,804,968    2,222,234
Net realized and
 unrealized gain      38,049,952                 1,573,724    3,744,388
                     -----------  -----------  -----------  -----------

Net investment gain  $40,868,067  $ 3,882,280  $ 3,408,725  $ 6,000,090
                     ===========  ===========  ===========  ===========

The Plan's net investment loss from the Pooled Fund is $48,189 for the year ended December 31, 1998 and a net investment gain of $83,578 for the year ended December 31, 1997.

The net investment gain or loss of the Pooled Fund is allocated to each participating plan based on the percentage of that Plan's units in each Pooled Fund category.



















5. Investment Income

On July 24, 1998, the Plan's investments in the Investment Co. of
America Com and Washington Mutual Investors Fund were removed from the pooled fund.  Investment income on assets held outside the pooled fund is as follows:
                               Net realized and
                            unrealized appreciation
                            (depreciation) in fair
                             value of investments    Dividends  Interest
                            -----------------------  ---------  --------
Year ended December 31, 1998:
  Cooper Tire & Rubber
    Company Common               $   1,045          $       86
  Armada Government Portfolio
    Fund                                                        $     24
  Investment Co. of America
    Com                              4,766               3,629
  Washington Mutual Investors
    Fund                            11,652               5,102
                                  --------           ---------   -------
Totals                           $  17,463          $    8,817  $     24
                                  ========           =========   =======

                               Net realized and
                            unrealized appreciation
                            (depreciation) in fair
                             value of investments    Dividends  Interest
                            -----------------------  ---------  --------
Year ended December 31, 1997:
  Cooper Tire & Rubber
    Company Common               $   (246)          $      129
  Armada Government Portfolio
    Fund                                                        $     28
                                  -------            ---------   -------
Totals                           $   (246)          $      129  $     28
                                  =======            =========   =======

6. Year 2000 Issue (unaudited)

The Plan Sponsor has determined it will be necessary to take certain steps in order to ensure the Plan's information systems are prepared to handle year 2000 issues. The Plan Sponsor is taking a two-phase approach. The first phase addressed internal systems that needed to be modified or replaced to function properly. Internal resources were utilized to modify existing software applications and test the software and equipment for the year 2000 modifications. Costs associated with modifying software and equipment were paid by the Plan Sponsor and were not material.

For the second phase of the project, Plan management established formal communications with its third party service providers to determine that they have developed plans to address their own year 2000 problems as they relate to the Plan's operations. All third party service providers have indicated they will be year 2000 compliant by mid-year 1999. If modification of data processing systems by the service providers is not completed timely, the Plan Sponsor believes the year 2000 problem could have a material impact on the operations of the Plan. Plan management has not developed a contingency plan, because they are confident that all systems will be year 2000 ready.




7. Investments

Individual investments that exceed 5% of plan assets available for benefits are as follows:

                                                 December 31
                                              1998         1997
                                            --------------------
    American Funds - Investment Co.
      of America Com                         $43,791      $   -
    American Funds - Washington Mutual
      Investors Fund                          63,894          -

























































                                                                      11

                                  Schedules











































                        Cooper Tire & Rubber Company
                      Pre-Tax Savings Plan (El Dorado)
               Employer Identification #34-4297750; Plan #013

          Line 27a - Schedule of Assets Held for Investment Purposes

                            December 31, 1998
                                     Shares      Cost (Plus
                                    Units, or      Accrued     Fair
   Description                      Face Amount    Interest)   Value
   -----------                      -----------  -----------   -----
Mutual funds:
 *Armada Government Portfolio Fund       450      $    450    $    450
 American Funds - Investment Co.
  of America Com                       1,410        42,368      43,791
 American Funds - Washington Mutual
  Investors Fund                       1,942        64,861      63,894
                                                   -------     -------
                                                  $107,679    $108,135
                                                   =======     =======

*Party-in-interest











































                        Cooper Tire & Rubber Company
                      Pre-Tax Savings Plan (El Dorado)
              Employer Identification #34-4297750; Plan #013

              Line 27d - Schedule of Reportable Transactions

                      Year Ended December 31, 1998
                                                     Sales
                                       --------------------------------
                                                  Cost (Plus
                           Cost of                  Accrued      Gain/
Description of Assets     Purchases    Proceeds    Interest)    (Loss)
---------------------     ---------    --------   ----------   --------
Armada Government
 Portfolio Fund             $ 8,835     $ 8,753      $ 8,753     $    -
Cooper Tire & Rubber
 Company common stock         8,674           -            -          -



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










































                                                                      14

                                                            EXHIBIT (99)
                    Cooper Tire & Rubber Company
             Pre-Tax Savings Plan (Bowling Green - Hose)

                 Financial Statements and Schedules


               Years ended December 31, 1998 and 1997





                               Contents

Report of Independent Auditors                                    1

Audited Financial Statements

Statements of Assets Available for Plan Benefits                  2
Statements of Changes in Assets Available for Plan Benefits       3
Notes to Financial Statements                                     4


Schedules

Line 27a - Schedule of Assets Held for Investment Purposes       14
Line 27d - Schedule of Reportable Transactions                   15


A schedule of party-in-interest transactions has not been presented because there were no party-in-interest transactions which are prohibited by ERISA Section 406 and for which there is no statutory or administrative exemption.

                        Report of Independent Auditors

Pre-Tax Savings Plan Committee
Cooper Tire & Rubber Company
 Pre-Tax Savings Plan (Bowling Green - Hose)

We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green - Hose) as of December 31, 1998 and 1997, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green
- Hose) at December 31, 1998 and 1997, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1998 and reportable transactions for the year then ended, are presented for purposes of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan's management. The supplemental schedules have been subjected to the auditing procedures applied in our audit of the 1998 basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1998 basic financial statements taken as a whole.


May 14, 1999
















                                                                       1

                    Cooper Tire & Rubber Company
              Pre-Tax Savings Plan (Bowling Green - Hose)

           Statements of Assets Available for Plan Benefits
                                                     December 31
                                                   1998         1997
                                                ----------   ----------
Assets
Investments:
   Value of interest in Pooled Fund (Note 4)    $  650,138   $  880,991
   Cooper Tire & Rubber Company Common Stock             -       27,056
   Mutual funds                                    504,756        1,168
                                                 ---------    ---------
                                                 1,154,894      909,215

Cash                                                (1,362)      25,321
Employer contribution receivable                   110,269       20,363
Employee contribution receivable                     6,200            -
                                                 ---------    ---------
Assets available for plan benefits              $1,270,001   $  954,899
                                                 =========    =========


See accompanying notes.







































                                                                       2

                        Cooper Tire & Rubber Company
                 Pre-Tax Savings Plan (Bowling Green - Hose)

       Statements of Changes in Assets Available for Plan Benefits

                                                 Year Ended December 31
                                                   1998         1997
                                                ----------   ----------
Additions:
  Cash contributions:
   Participants                                 $  367,854   $  281,293
   Employer                                        110,269       45,400
                                                 ---------    ---------
                                                   478,123      326,693
  Investment income (loss):
   Net gain (loss) from Pooled Fund (Note 4)      (104,648)     146,971
   Net depreciation in fair value of Cooper
    stock and mutual funds                               -         (446)
   Net appreciation in fair value of common
    and convertible preferred stock                 58,014            -
   Dividends                                        41,552          259
   Interest                                             64           56
                                                 ---------    ---------
                                                    (5,018)     146,840
                                                 ---------    ---------
Total additions                                    473,105      473,533

Participants' withdrawals                         (158,003)     (40,133)
                                                 ---------    ---------
Increase in assets available for plan
 benefits during the year                          315,102      433,400

Assets available for plan benefits at
 beginning of year                                 954,899      521,499
                                                 ---------    ---------
Assets available for plan benefits at
 end of year                                    $1,270,001   $  954,899
                                                 =========    =========

See accompanying notes.























                                                                       3

                      Cooper Tire & Rubber Company
               Pre-Tax Savings Plan (Bowling Green - Hose)

                      Notes to Financial Statements

                       December 31, 1998 and 1997

1. Summary of Plan

The Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green -
Hose) (Plan), as amended and restated, is a defined contribution plan administered by a Plan Committee appointed by the plan sponsor, Cooper Tire & Rubber Company (the Company). Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #1152, United Steelworkers of America AFL-CIO/CLC (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1998, 249 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:

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

  3) Cash with interest - contributions are placed in investment contracts with a diversified group of insurance companies, banks, and other financial institutions. This option may also include synthetic investment contracts backed by high quality fixed income assets. All contracts have specific individual terms including interest rate and maturity date. Interest rates on contracts generally reset on a monthly or quarterly basis.

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

The Plan provides that the Company will contribute to the Plan each year from current or accumulated earnings an amount equal to the lesser of:

(a) 50% (25% in 1997) of PSP contributions which represent up to four percent of each participant's compensation, less any forfeitures, or

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

Investment options for future contributions may be changed daily.
Reallocation of balances may be made among the investment options daily. Directions given by participants to the Plan trustee concerning the voting of common stock are confidential.
(continued)
                                                                       4

No amounts may be withdrawn by a participant from PSP contributions prior to termination of employment unless the participant has either attained age 59 1/2, becomes totally and permanently disabled, or is able to demonstrate financial hardship. Hardship withdrawals by participants not yet attaining 59 1/2 years of age are limited to PSP contributions and are subject to the Internal Revenue Code (IRC) and regulations thereunder. Participants are fully vested in their contributions and earnings thereon.

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

No material amounts of withdrawals by participants, initiated on or before December 31, 1998 or 1997, were pending.

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

Investments in common stock of the Company are stated at quoted market values as determined on the last business day of the Plan year. Mutual fund investments are stated at fair value as determined by the net asset value thereof on the last business day of the Plan year.

Certain investments of the Plan are combined with similar assets of the other defined contribution plans sponsored by the Company. The combined investments (Pooled Fund) are held by National City Bank as trustee and are valued at their fair value as determined by the trustee, except for fully benefit responsive investment contracts which are valued at contract value. At December 31, 1998 and 1997, the contract value of these contracts approximates fair value.

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

                                                                       5

Forfeitures

Forfeitures occur when an employee elects a withdrawal from current year or unvested contributions or is terminated, voluntarily or involuntarily, before being fully vested. Forfeitures are used to reduce the Company obligation.

3. Income Tax Status

The Internal Revenue Service ruled September 9, 1996 that the Plan qualifies under Section 401(a) of the IRC and, therefore, the related trust is not subject to tax under present income tax law. Once qualified, the Plan is required to operate in conformity with the IRC to maintain its qualification. The Plan Committee believes the Plan is being operated in compliance with the applicable requirements of the IRC and, therefore, believes that the Plan is qualified and the related trust is tax exempt.

4. Value of Interest in Pooled Fund

The assets of the Cooper Tire & Rubber Company Pooled Fund are as
follows:
                                                 December 31, 1998
                                           -----------------------------
                                             Cooper Tire
                                              & Rubber
                                              Company        Cash with
                                              Common         Interest
                                            Stock Fund         Fund
                                           ------------    ------------
Armada Government Portfolio Fund           $  1,681,519    $  3,928,115
Cooper Tire & Rubber Company
 Common Stock                               154,085,556
*Allstate Life Insurance Company -
  6.01% contract 77020; matures
  August 16, 2004                                            12,866,709
*Monumental Life Insurance Company -
  6.08% contract BDA-00217TR; matures
  August 25,2004                                             11,842,635
*State Street Bank & Trust - 5.35%
  contract 98145; matures
  September 15, 2003                                          6,974,051
**Casisse Des Depots - 6.15% contract
  223-01; matures September 25, 2000                          2,390,045
 John Hancock Mutual Life Insurance
  Company - 5.62% contract 8736;
  matures May 1, 2007                                         7,651,704
 New York Life Insurance Company -
  7.65% contract 30200-001; matures
  September 20, 2000                                          5,359,713
*Continental Assurance Company -
  6.31% contract 63-05835; matures
  February 17, 2003                                           4,005,674
 Allstate Life Insurance Company -
  5.95% contract 31040; matures
  July 1, 2001                                                3,497,499
 Allmerica Financial Life - 6.30%
  contract 99212W; matures
  November 15, 2004                                           3,474,907
**Casisse Des Depots - 5.86% contract
  223-03; matures December 16, 2002                           2,995,078
 United of Omaha Life Insurance -
  5.75% contract SDGA-11195; matures
  August 2, 2000                                              1,995,756
(continued)
                                                                       6
 Monumental Life Insurance Company -
  3.66% contract ADA00561FR; matures
  April 15, 1999                                              1,315,889
 New York Life Insurance Company -
  7.65% contract 30200-002; matures
  April 19, 1999                                              1,169,061
 Monumental Life Insurance Company -
  5.80% contract BDA-00217TR-10;
  matures December 31, 1999                                      59,733
                                           ------------    ------------
                                           $155,767,075    $ 69,526,569
                                           ============    ============

*  Synthetic contract
** Non-participating synthetic contract

The assets of the Cooper Tire & Rubber Company Pooled Fund are as
follows:
                                      December 31, 1997
                       -------------------------------------------------
                        Cooper Tire                  The        The
                         & Rubber       Cash      Investment Washington
                         Company        with      Company of   Mutual
                         Common       Interest     America    Investors
                        Stock Fund      Fund        Fund        Fund
                       ------------ ----------- ----------- -----------
Armada Government
 Portfolio Fund        $  1,214,344 $(1,863,178)$(1,153,143)$ 1,315,449
Cooper Tire & Rubber
 Company Common Stock   185,112,135
Mutual funds:
 The Investment Company
  of America Fund                                18,542,498
 The Washington Mutual
  Investors Fund                                             28,034,543
Cash with Interest Fund:
*Allstate Life Insurance
  Company - 6.23% contract;
  matures August 16, 2004             8,589,106
 New York Life Insurance
  Company - 7.65% contract;
  matures September 20, 2000          7,513,568
*John Hancock Mutual Life
  Insurance Company - 6.42%
  contract; matures May 1,
  2007                                7,197,589
 Provident Life and Accident
  Insurance Company 5.75% -
  contract; matures
  January 30, 1998                    6,593,931
*Continental Assurance Company -
  6.06% contract; matures
  January 1, 1998                     3,862,569
*Allstate Life Insurance
  Company - 5.95% contract;
  matures February 18, 2002           3,303,020
*Allmerica Financial Life
  Insurance Company - 6.81%
  contract; matures
  November 15, 2004                   3,259,691
*Peoples Security Life -
  6.89% contract; matures
  June 25, 2004                       3,026,927
*Caisse Des Depots (CDC) BRIC -
  6.15% contract; matures
  September 25, 2000                  2,987,570
(continued)
*Peoples Security Life -
  6.08% contract; matures
  April 15, 1999                      1,997,156
 United of Omaha Life
  Insurance - 6.41% contract;
  matures August 2, 2000              1,995,770
*Peoples Security Life -
  6.60% contract; matures
  August 25, 2004                     1,979,747
*Peoples Security Life -
  6.78% contract; matures
  March 15, 2002                      1,952,166
*Peoples Security Life -
  5.29% contract; matures
  December 17, 2001                   1,721,801
*Caisse Des Depots (CDC) BRIC -
  5.80% contract; matures
  December 16, 2002                   1,550,256
*Peoples Security Life -
  6.17% contract; matures
  July 16, 2001                       1,487,592
*Caisse Des Depots (CDC) BRIC -
  5.86% contract; matures
  May 31, 2000                        1,445,881
*Peoples Security Life -
  6.94% contract; matures
  January 26, 2004                    1,299,224
 Commonwealth Life Insurance
  Company - 3.66% contract;
  matures April 15, 1999              1,269,427
 New York Life Insurance
  Company - 7.65% contract;
  matures April 19, 1999              1,085,983
*Peoples Security Life -
  5.40% contract; matures
  January 18, 2000                      859,422
*Peoples Security Life -
  5.80% contract; matures
  December 31, 1999                     654,404
*Peoples Security Life -
  5.24% contract; matures
  April 15, 1998                        589,726
                       ------------ ----------- ----------- -----------
Total assets           $186,326,479 $64,359,348 $17,389,355 $29,349,992
                       ============ =========== =========== ===========

*Synthetic contract

The average yield of the Cash with Interest Fund for the years ended December 31, 1998 and 1997 was 6.1% and 6.7% respectively.

The value of the Plan's interest in the Pooled Fund is $650,138 at December 31, 1998 and $880,991 at December 31, 1997.

The Plan's interest in the Pooled Fund's assets at December 31 is as follows:
                                                   1998      1997
                                                   ----      ----
Cooper Tire & Rubber Company Common Stock Fund     0.3%      0.3%
Cash with Interest Fund                            0.2%      0.2%
The Investment Company of America Fund               -       0.8%
The Washington Mutual Investors Fund                 -       0.5%







The net investment gain (loss) of the Cooper Tire & Rubber Company
Pooled Fund is as follows:

                                 Year Ended December 31, 1998
                     --------------------------------------------------
                     Cooper Tire                  The          The
                      & Rubber       Cash      Investment   Washington
                       Company       with      Company of     Mutual
                       Common       Interest     America     Investors
                     Stock Fund      Fund         Fund         Fund
                     -----------  -----------  -----------  -----------
Interest            $    142,892  $ 4,150,939  $     7,700  $    15,063
Dividends              2,724,804                   417,248      378,191
Net realized and
 unrealized
 gain (loss)         (23,151,293)                1,137,385    3,677,886
                     -----------  -----------  -----------  -----------
Net investment
 gain (loss)        $(20,283,597) $ 4,150,939  $ 1,562,333  $ 4,071,140
                     ===========  ===========  ===========  ===========

                                 Year Ended December 31, 1997
                     ---------------------------------------------------
                     Cooper Tire                  The          The
                      & Rubber       Cash      Investment   Washington
                       Company       with      Company of     Mutual
                       Common       Interest     America     Investors
                     Stock Fund      Fund         Fund         Fund
                     -----------  -----------  -----------  -----------
Interest             $   113,940  $ 3,882,280  $    30,033  $    33,468
Dividends              2,704,175                 1,804,968    2,222,234
Net realized and
 unrealized gain      38,049,952                 1,573,724    3,744,388
                     -----------  -----------  -----------  -----------

Net investment gain  $40,868,067  $ 3,882,280  $ 3,408,725  $ 6,000,090
                     ===========  ===========  ===========  ===========

The Plan's net investment loss from the Pooled Fund is $104,648 for the year ended December 31, 1998 and a net investment gain of $146,971 for the year ended December 31, 1997.

The net investment gain or loss of the Pooled Fund is allocated to each participating plan based on the percentage of that Plan's units in each Pooled Fund category.


















5. Investment Income

On July 24, 1998, the Plan's investments in the Investment Co. of
America Com and Washington Mutual Investors Fund were removed from the pooled fund.  Investment income on assets held outside the pooled fund is as follows:
                               Net realized and
                            unrealized appreciation
                            (depreciation) in fair
                             value of investments    Dividends  Interest
                            -----------------------  ---------  --------
Year ended December 31, 1998:
  Cooper Tire & Rubber
    Company Common               $   2,084          $      170
  Armada Government Portfolio
    Fund                                                        $     64
  Investment Co. of America
    Com                             21,339              19,661
  Washington Mutual Investors
    Fund                            34,591              21,721
                                  --------           ---------   -------
Totals                           $  58,014          $   41,552  $     64
                                  ========           =========   =======

                               Net realized and
                            unrealized appreciation
                            (depreciation) in fair
                             value of investments    Dividends  Interest
                            -----------------------  ---------  --------
Year ended December 31, 1997:
  Cooper Tire & Rubber
    Company Common               $   (446)          $      259
  Armada Government Portfolio
    Fund                                                        $     56
                                  -------            ---------   -------
Totals                           $   (446)          $      259  $     56
                                  =======            =========   =======

6. Year 2000 Issue (unaudited)

The Plan Sponsor has determined it will be necessary to take certain steps in order to ensure the Plan's information systems are prepared to handle year 2000 issues. The Plan Sponsor is taking a two-phase approach. The first phase addressed internal systems that needed to be modified or replaced to function properly. Internal resources were utilized to modify existing software applications and test the software and equipment for the year 2000 modifications. Costs associated with modifying software and equipment were paid by the Plan Sponsor and were not material.

For the second phase of the project, Plan management established formal communications with its third party service providers to determine that they have developed plans to address their own year 2000 problems as they relate to the Plan's operations. All third party service providers have indicated they will be year 2000 compliant by mid-year 1999. If modification of data processing systems by the service providers is not completed timely, the Plan Sponsor believes the year 2000 problem could have a material impact on the operations of the Plan. Plan management has not developed a contingency plan, because they are confident that all systems will be year 2000 ready.




7. Investments

Individual investments that exceed 5% of plan assets available for benefits are as follows:

                                                 December 31
                                              1998         1997
                                            --------------------
    American Funds - Investment Co.
      of America Com                        $232,274      $   -
    American Funds - Washington Mutual
      Investors Fund                         269,195          -

























































                                                                      11

                                    Schedules












































                        Cooper Tire & Rubber Company
                Pre-Tax Savings Plan (Bowling Green - Hose)
              Employer Identification #34-4297750; Plan #017

          Line 27a - Schedule of Assets Held for Investment Purposes

                            December 31, 1998
                                     Shares      Cost (Plus
                                    Units, or      Accrued     Fair
   Description                      Face Amount    Interest)   Value
   -----------                      -----------  -----------   -----
Mutual funds:
 *Armada Government Portfolio Fund     3,287      $  3,287    $  3,287
 American Funds - Investment Co.
  of America Com                       7,476       224,969     232,274
 American Funds - Washington Mutual
  Investors Fund                       8,180       273,847     269,195
                                                   -------     -------
                                                  $502,103    $504,756
                                                   =======     =======

*Party-in-interest










































                         Cooper Tire & Rubber Company
                  Pre-Tax Savings Plan (Bowling Green - Hose)
                Employer Identification #34-4297750; Plan #017

                Line 27d - Schedule of Reportable Transactions

                       Year Ended December 31, 1998
                                                    Sales
                                       --------------------------------
                                                  Cost (Plus
                           Cost of                  Accrued      Gain/
Description of Assets     Purchases    Proceeds    Interest)    (Loss)
---------------------     ---------    --------   ----------   --------
Armada Government
 Portfolio Fund             $21,426     $21,234      $21,234     $    -
Cooper Tire & Rubber
 Company common stock        21,142           -            -          -
American Funds -
 Investment Co. of
 America Com                 49,735      12,247      12,290         (43)
American Funds -
 Washington Mutual
 Investors Fund              65,624      28,592      29,161        (569)



Note: The purchase and selling price for each reportable transaction represents its fair value at the time of acquisition or disposition.




































                                                            EXHIBIT (99)
                      Cooper Tire & Rubber Company
             Pre-Tax Savings Plan (Bowling Green - Sealing)

                   Financial Statements and Schedules


                 Years ended December 31, 1998 and 1997





                              Contents

Report of Independent Auditors                                    1

Audited Financial Statements

Statements of Assets Available for Plan Benefits                  2
Statements of Changes in Assets Available for Plan Benefits       3
Notes to Financial Statements                                     4


Schedules

Line 27a - Schedule of Assets Held for Investment Purposes       14
Line 27d - Schedule of Reportable Transactions                   15


A schedule of party-in-interest transactions has not been presented because there were no party-in-interest transactions which are prohibited by ERISA Section 406 and for which there is no statutory or administrative exemption.

                       Report of Independent Auditors

Pre-Tax Savings Plan Committee
Cooper Tire & Rubber Company
 Pre-Tax Savings Plan (Bowling Green - Sealing)

We have audited the accompanying statements of assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green - Sealing) as of December 31, 1998 and 1997, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green
- Sealing) at December 31, 1998 and 1997, and the changes in its assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules of assets held for investment purposes as of December 31, 1998 and reportable transactions for the year then ended, are presented for purposes of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan's management. The supplemental schedules have been subjected to the auditing procedures applied in our audit of the 1998 basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1998 basic financial statements taken as a whole.


May 14, 1999
















                                                                       1

                        Cooper Tire & Rubber Company
                Pre-Tax Savings Plan (Bowling Green - Sealing)

               Statements of Assets Available for Plan Benefits
                                                     December 31
                                                   1998         1997
                                                ----------   ----------
Assets
Investments:
   Value of interest in Pooled Fund (Note 4)    $  674,922   $  800,061
   Cooper Tire & Rubber Company Common Stock             -       28,836
   Mutual funds                                    655,191          220
                                                 ---------    ---------
                                                 1,330,113      829,117

Cash (overdraft)                                    (4,524)      26,702
Employer contribution receivable                   151,072       30,119
Employee contribution receivable                     9,187            -
                                                 ---------    ---------
Assets available for plan benefits              $1,485,848   $  885,938
                                                 =========    =========


See accompanying notes.








































                                                                       2

                       Cooper Tire & Rubber Company
              Pre-Tax Savings Plan (Bowling Green - Sealing)

        Statements of Changes in Assets Available for Plan Benefits
                                                Year Ended December 31
                                                   1998         1997
                                                ----------   ----------
Additions:
  Cash contributions:
   Participants                                 $  560,028   $  401,926
   Employer                                        151,072       56,789
                                                 ---------    ---------
                                                   711,100      458,715
  Investment income (loss):
   Net gain (loss) from Pooled Fund (Note 4)       (86,308)     114,027
   Net appreciation in fair value of Cooper
    Tire & Rubber Company common stock                   -          736
   Net appreciation in fair value of common
    stock and mutual funds                          47,164            -
   Dividends                                        52,505          171
   Interest                                             64           41
                                                 ---------    ---------
                                                    13,425      114,975
                                                 ---------    ---------
Total additions                                    724,525      573,690

Participants' withdrawals                         (124,615)     (52,307)
                                                 ---------    ---------
Increase in assets available for plan
 benefits during the year                          599,910      521,383

Assets available for plan benefits at
 beginning of year                                 885,938      364,555
                                                 ---------    ---------
Assets available for plan benefits at
 end of year                                    $1,485,848   $  885,938
                                                 =========    =========

See accompanying notes.

























                                                                       3

                        Cooper Tire & Rubber Company
                Pre-Tax Savings Plan (Bowling Green - Sealing)

                        Notes to Financial Statements

                         December 31, 1998 and 1997

1. Summary of Plan

The Cooper Tire & Rubber Company Pre-Tax Savings Plan (Bowling Green - Sealing) (Plan), as amended and restated, is a defined contribution plan administered by a Plan Committee appointed by the plan sponsor, Cooper Tire & Rubber Company (the Company). Participation in the Plan is voluntary and any employee of the Company eligible for membership in Local Union #1042, United Steelworkers of America AFL-CIO/CLC (Union) is eligible to participate in the Plan if he or she has completed thirty days of continuous credited service. At December 31, 1998, 285 participants had designated investment of contributions in one or more investment options of the Plan, which are as follows:

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

  3) Cash with interest - contributions are placed in investment contracts with a diversified group of insurance companies, banks, and other financial institutions. This option may also include synthetic investment contracts backed by high quality fixed income assets. All contracts have specific individual terms including interest rate and maturity date. Interest rates on contracts generally reset on a monthly or quarterly basis.

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

The Plan provides that the Company will contribute to the Plan each year from current or accumulated earnings an amount equal to the lesser of:

(a) 50% (25% in 1997) of PSP contributions which represent up to four percent of each participant's compensation, less any forfeitures, or

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

Investment options for future contributions may be changed daily.
Reallocation of balances may be made among the investment options daily. Directions given by participants to the Plan trustee concerning the voting of common stock are confidential.
(continued)
                                                                       4

No amounts may be withdrawn by a participant from PSP contributions prior to termination of employment unless the participant has either attained age 59 1/2, becomes totally and permanently disabled, or is able to demonstrate financial hardship. Hardship withdrawals by participants not yet attaining 59 1/2 years of age are limited to PSP contributions and are subject to the Internal Revenue Code (IRC) and regulations thereunder. Participants are fully vested in their contributions and earnings thereon.

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

No material amounts of withdrawals by participants, initiated on or before December 31, 1998 or 1997, were pending.

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

Investments in common stock of the Company are stated at quoted market values as determined on the last business day of the Plan year. Mutual fund investments are stated at fair value as determined by the net asset values thereof on the last business day of the Plan year.

Certain investments of the Plan are combined with similar assets of the other defined contribution plans sponsored by the Company. The combined investments (Pooled Fund) are held by National City Bank as trustee and are valued at their fair value as determined by the trustee, except for fully benefit responsive investment contracts which are valued at contract value. At December 31, 1998 and 1997, the contract value of these contracts approximates fair value.

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

                                                                       5

Forfeitures

Forfeitures occur when an employee elects a withdrawal from current year or unvested contributions or is terminated, voluntarily or involuntarily, before being fully vested. Forfeitures are used to reduce the Company obligation.

3. Income Tax Status

The Internal Revenue Service ruled September 9, 1996 that the Plan qualifies under Section 401(a) of the IRC and, therefore, the related trust is not subject to tax under present income tax law. Once qualified, the Plan is required to operate in conformity with the IRC to maintain its qualification. The Plan Committee believes the Plan is being operated in compliance with the applicable requirements of the IRC and, therefore, believes that the Plan is qualified and the related trust is tax exempt.

4. Value of Interest in Pooled Fund

The assets of the Cooper Tire & Rubber Company Pooled Fund are as
follows:
                                                 December 31, 1998
                                           -----------------------------
                                             Cooper Tire
                                              & Rubber
                                              Company        Cash with
                                              Common         Interest
                                            Stock Fund         Fund
                                           ------------    ------------
Armada Government Portfolio Fund           $  1,681,519    $  3,928,115
Cooper Tire & Rubber Company
 Common Stock                               154,085,556
*Allstate Life Insurance Company -
  6.01% contract 77020; matures
  August 16, 2004                                            12,866,709
*Monumental Life Insurance Company -
  6.08% contract BDA-00217TR; matures
  August 25,2004                                             11,842,635
*State Street Bank & Trust - 5.35%
  contract 98145; matures
  September 15, 2003                                          6,974,051
**Casisse Des Depots - 6.15% contract
  223-01; matures September 25, 2000                          2,390,045
 John Hancock Mutual Life Insurance
  Company - 5.62% contract 8736;
  matures May 1, 2007                                         7,651,704
 New York Life Insurance Company -
  7.65% contract 30200-001; matures
  September 20, 2000                                          5,359,713
*Continental Assurance Company -
  6.31% contract 63-05835; matures
  February 17, 2003                                           4,005,674
 Allstate Life Insurance Company -
  5.95% contract 31040; matures
  July 1, 2001                                                3,497,499
 Allmerica Financial Life - 6.30%
  contract 99212W; matures
  November 15, 2004                                           3,474,907
**Casisse Des Depots - 5.86% contract
  223-03; matures December 16, 2002                           2,995,078
 United of Omaha Life Insurance -
  5.75% contract SDGA-11195; matures
  August 2, 2000                                              1,995,756
(continued)
                                                                       6
 Monumental Life Insurance Company -
  3.66% contract ADA00561FR; matures
  April 15, 1999                                              1,315,889
 New York Life Insurance Company -
  7.65% contract 30200-002; matures
  April 19, 1999                                              1,169,061
 Monumental Life Insurance Company -
  5.80% contract BDA-00217TR-10;
  matures December 31, 1999                                      59,733
                                           ------------    ------------
                                           $155,767,075    $ 69,526,569
                                           ============    ============

*  Synthetic contract
** Non-participating synthetic contract

The assets of the Cooper Tire & Rubber Company Pooled Fund are as
follows:
                                      December 31, 1997
                       -------------------------------------------------
                        Cooper Tire                  The        The
                         & Rubber       Cash      Investment Washington
                         Company        with      Company of   Mutual
                         Common       Interest     America    Investors
                        Stock Fund      Fund        Fund        Fund
                       ------------ ----------- ----------- -----------
Armada Government
 Portfolio Fund        $  1,214,344 $(1,863,178)$(1,153,143)$ 1,315,449
Cooper Tire & Rubber
 Company Common Stock   185,112,135
Mutual funds:
 The Investment Company
  of America Fund                                18,542,498
 The Washington Mutual
  Investors Fund                                             28,034,543
Cash with Interest Fund:
*Allstate Life Insurance
  Company - 6.23% contract;
  matures August 16, 2004             8,589,106
 New York Life Insurance
  Company - 7.65% contract;
  matures September 20, 2000          7,513,568
*John Hancock Mutual Life
  Insurance Company - 6.42%
  contract; matures May 1,
  2007                                7,197,589
 Provident Life and Accident
  Insurance Company 5.75% -
  contract; matures
  January 30, 1998                    6,593,931
*Continental Assurance Company -
  6.06% contract; matures
  January 1, 1998                     3,862,569
*Allstate Life Insurance
  Company - 5.95% contract;
  matures February 18, 2002           3,303,020
*Allmerica Financial Life
  Insurance Company - 6.81%
  contract; matures
  November 15, 2004                   3,259,691
*Peoples Security Life -
  6.89% contract; matures
  June 25, 2004                       3,026,927
*Caisse Des Depots (CDC) BRIC -
  6.15% contract; matures
  September 25, 2000                  2,987,570
(continued)
*Peoples Security Life -
  6.08% contract; matures
  April 15, 1999                      1,997,156
 United of Omaha Life
  Insurance - 6.41% contract;
  matures August 2, 2000              1,995,770
*Peoples Security Life -
  6.60% contract; matures
  August 25, 2004                     1,979,747
*Peoples Security Life -
  6.78% contract; matures
  March 15, 2002                      1,952,166
*Peoples Security Life -
  5.29% contract; matures
  December 17, 2001                   1,721,801
*Caisse Des Depots (CDC) BRIC -
  5.80% contract; matures
  December 16, 2002                   1,550,256
*Peoples Security Life -
  6.17% contract; matures
  July 16, 2001                       1,487,592
*Caisse Des Depots (CDC) BRIC -
  5.86% contract; matures
  May 31, 2000                        1,445,881
*Peoples Security Life -
  6.94% contract; matures
  January 26, 2004                    1,299,224
 Commonwealth Life Insurance
  Company - 3.66% contract;
  matures April 15, 1999              1,269,427
 New York Life Insurance
  Company - 7.65% contract;
  matures April 19, 1999              1,085,983
*Peoples Security Life -
  5.40% contract; matures
  January 18, 2000                      859,422
*Peoples Security Life -
  5.80% contract; matures
  December 31, 1999                     654,404
*Peoples Security Life -
  5.24% contract; matures
  April 15, 1998                        589,726
                       ------------ ----------- ----------- -----------
Total assets           $186,326,479 $64,359,348 $17,389,355 $29,349,992
                       ============ =========== =========== ===========

*Synthetic contract

The average yield of the Cash with Interest Fund for the years ended December 31, 1998 and 1997 was 6.1% and 6.7% respectively.

The value of the Plan's interest in the Pooled Fund is $674,922 at December 31, 1998 and $800,061 at December 31, 1997.

The Plan's interest in the Pooled Fund's assets at December 31 is as follows:
                                                   1998      1997
                                                   ----      ----
Cooper Tire & Rubber Company Common Stock Fund     0.4%      0.2%
Cash with Interest Fund                            0.2%      0.1%
The Investment Company of America Fund               -       0.9%
The Washington Mutual Investors Fund                 -       0.5%






The net investment gain (loss) of the Cooper Tire & Rubber Company
Pooled Fund is as follows:
                                 Year Ended December 31, 1998
                     --------------------------------------------------
                     Cooper Tire                  The          The
                      & Rubber       Cash      Investment   Washington
                       Company       with      Company of     Mutual
                       Common       Interest     America     Investors
                     Stock Fund      Fund         Fund         Fund
                     -----------  -----------  -----------  -----------
Interest            $    142,892  $ 4,150,939  $     7,700  $    15,063
Dividends              2,724,804                   417,248      378,191
Net realized and
 unrealized
 gain (loss)         (23,151,293)                1,137,385    3,677,886

                     -----------  -----------  -----------  -----------
Net investment
 gain (loss)        $(20,283,597) $ 4,150,939  $ 1,562,333  $ 4,071,140
                     ===========  ===========  ===========  ===========

                                 Year Ended December 31, 1997
                     ---------------------------------------------------
                     Cooper Tire                  The          The
                      & Rubber       Cash      Investment   Washington
                       Company       with      Company of     Mutual
                       Common       Interest     America     Investors
                     Stock Fund      Fund         Fund         Fund
                     -----------  -----------  -----------  -----------
Interest             $   113,940  $ 3,882,280  $    30,033  $    33,468
Dividends              2,704,175                 1,804,968    2,222,234
Net realized and
 unrealized gain      38,049,952                 1,573,724    3,744,388
                     -----------  -----------  -----------  -----------

Net investment gain  $40,868,067  $ 3,882,280  $ 3,408,725  $ 6,000,090
                     ===========  ===========  ===========  ===========

The Plan's net investment loss from the Pooled Fund is $86,308 for the year ended December 31, 1998 and a net investment gain of $114,027 for the year ended December 31, 1997.

The net investment gain or loss of the Pooled Fund is allocated to each participating plan based on the percentage of that Plan's units in each Pooled Fund category.



















5. Investment Income

On July 24, 1998, the Plan's investments in the Investment Co. of
America Com and Washington Mutual Investors Fund were removed from the pooled fund.  Investment income on assets held outside the pooled fund is as follows:
                               Net realized and
                            unrealized appreciation
                            (depreciation) in fair
                             value of investments    Dividends  Interest
                            -----------------------  ---------  --------
Year ended December 31, 1998:
  Cooper Tire & Rubber
    Company Common               $   3,665          $      183
  Armada Government Portfolio
    Fund                                                        $     64
  Investment Co. of America
    Com                             17,126              26,216
  Washington Mutual Investors
    Fund                            26,373              26,106
                                  --------           ---------   -------
Totals                           $  47,164          $   52,505  $     64
                                  ========           =========   =======

                               Net realized and
                            unrealized appreciation
                            (depreciation) in fair
                             value of investments    Dividends  Interest
                            -----------------------  ---------  --------
Year ended December 31, 1997:
  Cooper Tire & Rubber
    Company Common               $    736           $      171
  Armada Government Portfolio
    Fund                                                        $     41
                                  -------            ---------   -------
Totals                           $    736           $      171  $     41
                                  =======            =========   =======

6. Year 2000 Issue (unaudited)

The Plan Sponsor has determined it will be necessary to take certain steps in order to ensure the Plan's information systems are prepared to handle year 2000 issues. The Plan Sponsor is taking a two-phase approach. The first phase addressed internal systems that needed to be modified or replaced to function properly. Internal resources were utilized to modify existing software applications and test the software and equipment for the year 2000 modifications. Costs associated with modifying software and equipment were paid by the Plan Sponsor and were not material.

For the second phase of the project, Plan management established formal communications with its third party service providers to determine that they have developed plans to address their own year 2000 problems as they relate to the Plan's operations. All third party service providers have indicated they will be year 2000 compliant by mid-year 1999. If modification of data processing systems by the service providers is not completed timely, the Plan Sponsor believes the year 2000 problem could have a material impact on the operations of the Plan. Plan management has not developed a contingency plan, because they are confident that all systems will be year 2000 ready.



7. Investments

Individual investments that exceed 5% of plan assets available for benefits are as follows:

                                                 December 31
                                              1998         1997
                                            --------------------
    American Funds - Investment Co.
      of America Com                        $318,952      $   -
    American Funds - Washington Mutual
      Investors Fund                         332,550          -
























































                                                                      11

                                 Schedules












































                        Cooper Tire & Rubber Company
             Pre-Tax Savings Plan (Bowling Green - Sealing)
             Employer Identification #34-4297750; Plan #016

       Line 27a - Schedule of Assets Held for Investment Purposes

                          December 31, 1998
                                     Shares      Cost (Plus
                                    Units, or      Accrued     Fair
   Description                      Face Amount    Interest)   Value
   -----------                      -----------  -----------   -----
Mutual funds:
 *Armada Government Portfolio Fund     3,689      $  3,689    $  3,689
 American Funds - Investment Co.
  of America Com                      10,266       308,880     318,952
 American Funds - Washington Mutual
  Investors Fund                      10,105       337,145     332,550
                                                   -------     -------
                                                  $649,714    $655,191
                                                   =======     =======

*Party-in-interest










































                       Cooper Tire & Rubber Company
              Pre-Tax Savings Plan (Bowling Green - Sealing)
              Employer Identification #34-4297750; Plan #016

              Line 27d - Schedule of Reportable Transactions

                       Year Ended December 31, 1998
                                                     Sales
                                       --------------------------------
                                                  Cost (Plus
                           Cost of                  Accrued      Gain/
Description of Assets     Purchases    Proceeds    Interest)    (Loss)
---------------------     ---------    --------   ----------   --------
Armada Government
 Portfolio Fund            $ 30,970     $30,756     $30,756    $      -
Cooper Tire & Rubber
 Company common stock        30,672           -           -           -
American Funds -
 Investment Co. of
 America Com                 89,260      21,868      22,291       (423)
American Funds -
 Washington Mutual
 Investors Fund             102,409      29,401      30,767      (1,366)



Note: The purchase and selling price for each reportable transaction represents its fair value at the time of acquisition or disposition.



































