Form 10-Q
period 1999-06-30
COOPER TIRE & RUBBER CO
filed 1999-08-06
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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


                        Yes (X)              No (   )





              Number of shares of common stock of registrant outstanding at July 30, 1999:  75,847,362

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                       COOPER TIRE & RUBBER COMPANY
                   CONDENSED CONSOLIDATED BALANCE SHEETS
           (Dollar amounts in thousands except per-share amounts)
                                                     June 30,
                                                      1999      December 31,
                                                   (Unaudited)     1998
                                                  ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                       $   27,828    $   41,966
  Accounts receivable, less allowances
    of $5,442 ($4,806 in 1998)                       369,348       319,685
  Inventories at lower of cost (last-in,
    first-out) or market:
      Finished goods                                 157,752       132,696
      Work in process                                 17,428        20,368
      Raw materials and supplies                      30,829        33,322
                                                   ---------     ---------
                                                     206,009       186,386
  Prepaid expenses and deferred income taxes          23,580        21,436
                                                   ---------     ---------
        Total current assets                         626,765       569,473
Property, plant and equipment - net                  900,295       885,282
Intangibles and other assets                          94,648        86,520
                                                   ---------     ---------
                                                  $1,621,708    $1,541,275
LIABILITIES AND STOCKHOLDERS' EQUITY               =========     =========
Current liabilities:
  Notes payable                                   $    9,593    $    8,129
  Accounts payable                                    90,294        94,502
  Accrued liabilities                                118,291        87,274
  Income taxes                                             -         2,834
  Current portion of debt                                205           249
                                                   ---------     ---------
        Total current liabilities                    218,383       192,988
Long-term debt                                       205,180       205,285
Postretirement benefits other than pensions          154,589       151,520
Other long-term liabilities                           48,810        48,741
Deferred income taxes                                 76,773        74,805
Stockholders' equity:
  Preferred stock, $1 par value; 5,000,000 shares
    authorized; none issued                                -             -
  Common stock, $1 par value; 300,000,000 shares
    authorized; 83,835,762 shares issued
    (83,781,058 in 1998)                              83,836        83,781
  Capital in excess of par value                       4,253         3,296
  Retained earnings                                  999,395       945,975
  Cumulative other comprehensive income              (13,845)       (9,867)
                                                   ---------     ---------
                                                   1,073,639     1,023,185
  Less:  7,989,600 common shares in
          treasury at cost                          (155,249)     (155,249)
         Deferred compensation on
          restricted stock                              (417)        -
                                                   ---------     ---------
         Total stockholders' equity                  917,973       867,936
                                                   ---------     ---------
                                                  $1,621,708    $1,541,275
                                                   =========     =========
See accompanying notes.

                      COOPER TIRE & RUBBER COMPANY
                   CONSOLIDATED STATEMENTS OF INCOME
               THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                             (UNAUDITED)
        (Dollar amounts in thousands except per-share amounts)

                                                 1999              1998
                                               --------          --------
Revenues:
  Net sales                                    $495,352          $461,740
  Other income                                      290               671
                                                -------           -------
                                                495,642           462,411
Costs and expenses:
  Cost of products sold                         398,653           378,467
  Selling, general and administrative            33,796            28,452
  Interest                                        3,596             3,764
                                                -------           -------
                                                436,045           410,683
                                                -------           -------
Income before income taxes                       59,597            51,728

Provision for income taxes                       21,641            19,392
                                                -------           -------
Net income                                       37,956            32,336

Other comprehensive loss:
  Currency translation adjustment                (1,426)             (889)
                                                -------           -------
Comprehensive income                           $ 36,530          $ 31,447
                                                =======           =======

Basic and diluted earnings per share               $.50              $.41
                                                    ===               ===

Weighted average number of
 shares outstanding (000's)                      75,913            78,850
                                                 ======            ======

Dividends per share                               $.105             $.095
                                                   ====              ====

See accompanying notes.

                      COOPER TIRE & RUBBER COMPANY
                   CONSOLIDATED STATEMENTS OF INCOME
                SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (UNAUDITED)
          (Dollar amounts in thousands except per-share amounts)

                                                 1999              1998
                                               --------          --------
Revenues:
  Net sales                                    $963,239          $899,298
  Other income                                    1,149             1,249
                                                -------           -------
                                                964,388           900,547
Costs and expenses:
  Cost of products sold                         781,780           741,937
  Selling, general and administrative            65,888            56,964
  Interest                                        7,499             7,613
                                                -------           -------
                                                855,167           806,514
                                                -------           -------
Income before income taxes                      109,221            94,033

Provision for income taxes                       39,874            35,172
                                                -------           -------
Net income                                       69,347            58,861

Other comprehensive loss:
  Currency translation adjustment                (3,978)             (673)
                                                -------           -------
Comprehensive income                           $ 65,369          $ 58,188
                                                =======           =======

Basic and diluted earnings per share               $.91              $.75
                                                    ===               ===

Weighted average number of
 shares outstanding (000's)                      75,895            78,849
                                                 ======            ======

Dividends per share                                $.21              $.19
                                                   ====              ====

See accompanying notes.

                       COOPER TIRE & RUBBER COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                              (UNAUDITED)
                     (Dollar amounts in thousands)

                                                1999            1998
                                              --------        --------
Operating activities:
  Net income                                  $ 69,347        $ 58,861
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation                               52,427          49,466
     Deferred income taxes                         227             973
Changes in operating assets
   and liabilities:
     Accounts receivable                       (53,678)        (26,301)
     Inventories and prepaid expenses          (23,295)        (20,490)
     Accounts payable and
      accrued liabilities                       28,005          (2,659)
     Other liabilities                          (4,687)         (2,528)
                                               -------         -------
       Net cash provided by
        operating activities                    68,346          57,322
Investing activities:
  Property, plant and equipment                (70,539)        (58,207)
  Other                                              -              27
                                               -------         -------
       Net cash used in investing
        activities                             (70,539)        (58,180)
Financing activities:
  Issuance of debt                              30,849           2,783
  Payment on debt                              (29,957)         (2,327)
  Payment of dividends                         (15,926)        (14,965)
  Issuance of common shares                        593             189
                                               -------         -------
       Net cash used in financing
        activities                             (14,441)        (14,320)

Effects of exchange rate changes on cash         2,496            (298)
                                               -------         -------

Changes in cash and cash equivalents           (14,138)        (15,476)

Cash and cash equivalents at
  beginning of period                           41,966          52,910
                                               -------         -------
Cash and cash equivalents at
  end of period                               $ 27,828        $ 37,434
                                               =======         =======
Cash payments for interest                    $  8,385        $  8,540
                                               =======         =======
Cash payments for income taxes                $ 42,116        $ 40,552
                                               =======         =======

See accompanying notes.

                     COOPER TIRE & RUBBER COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements at June 30, 1999 and for the three-month and six-month periods ended June 30, 1999 and 1998 are unaudited and include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and, therefore, do not contain all information and footnotes normally contained in annual financial statements; accordingly, they should be read in conjunction with the Financial Statements and notes thereto appearing in the Annual Report on Form 10-K of the Company for the year ended December 31, 1998.

2. The results of operations for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of those to be expected for the year ending December 31, 1999.

3.   Information on the Company's operating segments is as follows:

                                  Three months ended        Six months ended
                                       June 30                   June 30
                                  1999          1998       1999         1998
                                --------      --------   --------     --------
       Revenues from external
         customers:
           Tires                $368,410      $347,544   $720,472     $677,870
           Engineered products   126,942       114,196    242,767      221,428
                                 -------       -------    -------      -------
           Net sales            $495,352      $461,740   $963,239     $899,298
                                 =======       =======    =======      =======
       Segment profit:
           Tires                $ 42,568      $ 33,156   $ 75,827     $ 62,953
           Engineered products    16,739        17,901     32,245       29,832
                                 -------       -------    -------      -------
                                  59,307        51,057    108,072       92,785
           Other                     290           671      1,149        1,248
                                 -------       -------    -------      -------
           Income before income
             taxes              $ 59,597      $ 51,728   $109,221     $ 94,033
                                 =======       =======    =======      =======

4. During the first quarter of 1999 the Company adopted Statement of Financial Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," requiring the capitalization of certain costs previously expensed by the Company. The effect of adoption was not material to the Company's consolidated financial position or results of operations.

    In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" to become effective for fiscal years beginning after June 15, 1999, with earlier adoption permitted. The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amended SFAS No. 133 to defer its effective date to years beginning after June 15, 2000. The Company is currently evaluating the effect of the provisions of this Statement on its accounting and reporting policies, but does not anticipate adoption of this Statement will have a material adverse effect on the Company's consolidated financial position or results of operations. The Company does not have derivative instruments at June 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net sales and earnings achieved new records for the three-month and six-month periods ended June 30, 1999. Net sales increased 7.3% for the quarter and were 7.1% higher for the six months when compared to corresponding 1998 periods. Shipments were strong for both engineered products and tires during the quarter with increases in net sales of 11.2% and 6%, respectively, from 1998. Net sales for the six months ended June 30, 1999 were 6.3% higher for tire operations and 9.6% higher for engineered products operations. Other income was lower as compared to the 1998 periods due to lower amounts of interest income.

Cost of products sold, as a percent of net sales, decreased resulting in margin improvements of 1.5% in the quarter and 1.3% in the six-month period as compared with 1998. Decreases in raw material costs, improvements in product mix and cost reduction initiatives are responsible for these improvements.
The 1998 quarter and six-month periods benefited from a $1.9 million recovery of previously expensed costs related to a dispute with a former owner of an engineered products plant site.

Selling, general and administrative expenses were higher for the quarter compared to one year ago. As a percent of net sales, selling, general and administrative expenses for the quarter were 6.8% compared to 6.2% in 1998. For the six-month period, these costs were 6.8% of net sales in 1999 compared to 6.3% in 1998. The Company's decision to expand its national advertising program is primarily responsible for these increases.

Interest expense was lower in both the quarter and six-month periods when compared to the 1998 periods. The effective income tax rate during the quarter of 36.3% in 1999 is lower than the 37.5% in 1998 as a result of foreign tax planning initiatives. These initiatives caused the six-month tax rate to decrease to 36.5% in 1999 from 37.4% in 1998.

Segment profit for the quarter was $59.3 million in 1999, an increase of 16.2% from $51.1 million reported in the second quarter of 1998. Tire operations segment profit increased 28.4% from the 1998 quarter and engineered products segment profit increased 4.6%, excluding the $1.9 million recovery in 1998 of previously expensed costs. For the six-month period, segment profit was $108.1 million in 1999 compared to $92.8 million in 1998. Tire operations segment profit increased 20.5% and engineered products segment profit increased 15.4%, excluding the recovery of expenses in 1998. Income before income taxes for the quarter increased 15.2% from the quarter one year ago and increased 16.2% for the six-month period. The 1999 quarter and six-month period benefited from strong sales, reductions in raw material costs and more favorable product mix. Price competition in the replacement tire market and price concessions to automotive customers continue to impact the Company's operations.

Working capital of $408 million is up from December 31, 1998 and June 30, 1998, primarily as a result of changes in accounts receivable and accrued liabilities. The current ratio of 2.9 is down slightly from 3.0 at December 31, 1998 and 3.1 at June 30, 1998. Long-term debt, as a percent of total capitalization, is 18.3% compared to 19% one year ago. The financial position of the Company at June 30, 1999 continues to be excellent.

The cash flows generated by operating activities of $68 million during the first six months of 1999 are higher than the $57 million for the six-month period one year ago due primarily to the increase in income. Investments in property, plant and equipment of $71 million compare to $58 million in last year's period. Financing activities in 1999 reflect borrowing and repayment of debt required by seasonal operating needs and, in 1999 and 1998, reflect the payment of dividends. The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements over the near term.
(continued)

On July 27, 1999 the Company announced that it signed a definitive merger agreement to acquire The Standard Products Company ("Standard Products"). Standard Products' outstanding shares will be valued at $36.50 per share or approximately $584.4 million. In addition, the Company will assume Standard Products' outstanding debt which was approximately $173 million at June 30, 1999.

The merger agreement calls for holders of approximately 45% of Standard Products' outstanding shares to receive stock and 55% to receive cash. If, however, the mean of the high and low price for Cooper shares on the closing date falls below $18, the entire purchase price will be paid in cash at $36.50 per Standard Products share.

The transaction has been approved by the board of directors of each company, and is subject to the satisfaction of customary closing conditions, including requirements of the Hart-Scott-Rodino Act and approval of Standard Products shareholders.

The Company's existing lines of credit are not adequate for this transaction and are currently being renegotiated. The Company's banks are working with the Company to arrange increased limits for its credit and commercial paper agreements. After the closing of the merger is completed, the Company presently intends to replace a significant portion of the credit agreement and commercial paper borrowings with proceeds from the issuance of long-term debt.

The Company may terminate the agreement prior to closing if it is not able to obtain the financing required to consummate the merger. In the event the Company fails to secure financing and terminates the agreement, it will be required to remit a $23 million breakup fee to Standard Products. While the Company believes it will be successful in arranging the additional financing required to close this transaction and in the issuance of the long-term debt, there can be no assurance that such financing will be obtained, or if obtained, on terms favorable to the Company.

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

The Company's key financial information and operational systems have been assessed and detailed plans have been implemented to address modifications required by December 31, 1999. The Company is on schedule with these plans, with virtually all of its originally non-compliant systems and equipment now compliant. Contingency plans are in place to assure resources are available to resolve any systems and equipment failures which may occur on January 1, 2000.

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
(continued)                            8

The Company has communicated with its significant suppliers and customers to ensure they have appropriate plans to resolve Year 2000 issues where failure of their systems could adversely affect the Company's operations. Contingency plans have been developed to address potential failures by these third parties. Certain electronic communication systems of the Company's trading partners have been tested and are compliant and the Company believes minimal risk exists for their failure on January 1, 2000.

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

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding expectations for future financial performance, including with respect to the proposed merger, which involve uncertainty and risk. It is possible the Company's future financial performance and the results of the proposed merger may differ from expectations due to a variety of factors including, but not limited to: changes in economic and business conditions in the world, increased competitive activity, achieving sales levels to fulfill revenue expectations, consolidation among its competitors and customers, technology advancements, unexpected costs and charges, fluctuations in raw material and energy prices, changes in interest and foreign exchange rates, regulatory and other approvals, the cyclical nature of the automotive industry, risks associated with integrating the operations of The Standard Products Company and the failure to achieve synergies or savings anticipated in the merger, failure to satisfy the closing conditions of the pending merger and the failure to complete the merger, and other unanticipated events and conditions.

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

Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

  (a)  The Company's Annual Meeting of Stockholders was held on May 4, 1999.

  (b) All of the nominees for directors, as listed below under (c) and on pages 3 and 4 of the Company's Proxy Statement dated March 23, 1999, were elected. The following directors have terms of office which continued after the meeting.

                     Arthur H. Aronson        Byron O. Pond
                     Thomas A. Dattilo        Patrick W. Rooney
                     John F. Meier            John H. Shuey

  (c) A description of each matter voted upon at that meeting is contained on pages 2 through 4 and pages 10 and 11 of the Company's Proxy Statement dated March 23, 1999, which pages are incorporated herein by reference.

       The number of votes cast by common stock holders with respect to each matter is as follows:

       Election of directors

                            Term    Affirmative Withheld              Broker
                         Expiration    Votes     Votes   Abstentions Non-votes
                         ---------- ----------- -------- ----------- ---------
       Edsel D. Dunford     2002    65,825,803 1,306,446      -          -
       John Fahl            2002    65,801,844 1,330,405      -          -
       Deborah M. Fretz     2002    65,798,247 1,334,002      -          -
       Dennis J. Gormley    2002    65,818,562 1,313,687      -          -

       Stockholder proposal requesting declassification of the Board of Directors and establishment of annual elections of directors

       Affirmative Votes    30,280,917
       Negative Votes       27,187,986
       Abstentions             899,064
       Broker Non-Votes              -


       The following stockholder proposals, discussed on pages 11 through 15 of the Company's Proxy Statement dated March 23, 1999, were submitted for introduction at the Company's Annual Meeting but failed for lack of a second in accordance with the Company's standard procedural practices:

       Stockholder proposal urging confidential voting at all meetings of Stockholders. The votes that had been submitted on the proposal were

       Affirmative Votes    28,529,383
       Negative Votes       28,431,092
       Abstentions           1,407,496
       Broker Non-Votes              -

       Stockholder proposal urging that rights issued pursuant to the Company's Rights Plan be redeemed. The votes that had been submitted on the proposal were

       Affirmative Votes    30,392,351
       Negative Votes       27,047,654
       Abstentions             927,966
       Broker Non-Votes              -

Item 6(a). Exhibits.

     (10)  First Amended and Restated Employment Agreement dated as of
           January 1, 1999 between Cooper Tire & Rubber Company and Patrick W. Rooney

           First Amended and Restated Employment Agreement dated as of January 1, 1999 between Cooper Tire & Rubber Company and John Fahl

     (27)  Financial Data Schedule

Item 6(b).  Reports on Form 8-K.

     A Form 8-K was filed July 30, 1999 related to the Company's Agreement and Plan of Merger with The Standard Products Company announced on July 27, 1999



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


                                             COOPER TIRE & RUBBER COMPANY




                                             /S/ P. G. Weaver
                                             ---------------------
                                             P. G. Weaver
                                             Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)





                                             /S/ E. B. White
                                             -----------------
                                             E. B. White
                                             Corporate Controller
                                             (Principal Accounting Officer)



August 6, 1999
---------------
    (Date)

                                INDEX TO EXHIBITS
                                  DESCRIPTION


Part II. Item 6(a).

  (10)(i)  First Amended and Restated Employment Agreement dated as of
           January 1, 1999 between Cooper Tire & Rubber Company and Patrick W. Rooney

      (ii) First Amended and Restated Employment Agreement dated as of January 1, 1999 between Cooper Tire & Rubber Company and John Fahl

  (27) Financial Data Schedule

                                                               Part II
                                                               Exhibit (10)(i)

                 FIRST AMENDED AND RESTATED EMPLOYMENT AGREEMENT

     THIS FIRST AMENDED AND RESTATED EMPLOYMENT AGREEMENT dated as of January 1, 1999, between COOPER TIRE & RUBBER COMPANY, a Delaware corporation with its principal offices located at 701 Lima Avenue, Findlay, Ohio 45840 (the "Company"), and Patrick W. Rooney, 3 Hunters Gate, Findlay, Ohio 45840 ("Executive") amends and restates in its entirety that certain EMPLOYMENT AGREEMENT dated January 1, 1991, between the Company and the Executive.

                               WITNESSETH:
                               ----------

     WHEREAS, the Executive has been employed by the Company in the capacity of Chairman of the Board and Chief Executive Officer as of the date hereof;

     WHEREAS, the Company desires to retain the services of the Executive in the future; and

     WHEREAS, the Executive desires to serve in the capacity of Chairman of the Board and Chief Executive Officer of the Company, pursuant to the terms and provisions of this Agreement.

     NOW, THEREFORE, in consideration of the premises and the mutual covenants herein contained, the parties hereto agree as follows:

1.  Employment and Duties.

    (a) General. The Company hereby employs Executive and Executive agrees upon the terms and conditions herein set forth to serve as Chairman of the Board and Chief Executive Officer and in such capacity, shall perform such duties as may be delineated in the by-laws of the Company, and such other duties, commensurate with Executive's title and position of Chairman of the Board and Chief Executive Officer as may be assigned to Executive from time to time by the Board of Directors of the Company (the "Board"). Executive will serve as a member of the Board and on committees of the Board.

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

2. Term of Employment. Subject to the provisions of paragraph 4. hereof, the Company shall retain Executive and Executive shall serve in the employ of the Company for a period (the "Period") commencing on the date hereof and continuing through October 15, 2000, unless earlier terminated by Executive having given six (6) months prior written notice to the Company of Executive's intent to terminate this Agreement.

3. Compensation and Other Benefits. Subject to the provisions of this Agreement, the Company shall pay and provide the following compensation and other benefits to Executive during the Period as compensation for services rendered hereunder:

    (a) Base Salary. The Company shall pay to Executive an annual base salary, as defined in the Company's Top Management Compensation Plan adopted by the Board on April 28, 1973 (the "Compensation Plan"), at the rate of $439,453 per annum, payable biweekly. The Company shall be entitled to deduct or withhold all taxes and charges which the Company may be required to deduct or withhold therefrom. The base salary will be reviewed not less than annually by the Board or by the Audit and Compensation Committee of the Board and may be increased, but not decreased.

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

4.  Termination of Employment.

    (a) Termination for Cause; Resignation Without Good Reason.

        (i) If, prior to the expiration of the Period, Executive's employment is terminated by the Company for Cause, as defined in subparagraph 4(a)(ii), or if Executive resigns from his employment hereunder without Good Reason, as defined in subparagraph 4(b)(vii) hereof, Executive shall not be eligible to receive base salary under subparagraph 3(a) or to participate in any Plans under subparagraph 3(b) with respect to future periods after the date of such termination or resignation except for the right to receive vested benefits under any Plan in accordance with the terms of such Plan. However, Executive shall be eligible to receive a pro rata portion of any incentive compensation for the Company's fiscal year during which the date of termination or resignation occurs, but not for any later years.


(continued)

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

              For the avoidance of doubt and for the purpose of determining Cause pursuant to this subparagraph 4(a)(ii), the exercise of business judgment by Executive shall not be determined to be Cause under this subparagraph 4(a)(ii), even if such business judgment materially injures the financial condition or business reputation of, or is otherwise materially injurious to the Company or any affiliate thereof, unless such business judgment by Executive was not made in good faith, or constitutes willful or wanton misconduct, or was an intentional violation of state or federal law.




(continued)

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

              (C) In addition to the pension benefits to which Executive is entitled under the Company's Salaried Employees' Retirement Plan and the Company's Nonqualified Supplementary Benefit Plan or any successor plans thereto which provide comparable benefits (the "Retirement Plans"), the Company shall pay Executive in one sum in cash within thirty (30) days following the date of termination or resignation, a lump sum equal to the actuarial equivalent of the excess of (1) the retirement pension (determined as a straight life annuity commencing at age sixty-five (65)) which he would have accrued under the terms of the Retirement Plans (without regard to any amendment to such Retirement Plans or other pension benefit program described in subparagraph 4(b)(vii)(C) hereof), determined as if Executive were fully vested thereunder and had accumulated (after the date of

(continued)
                  termination or resignation) twenty-four (24) additional months (or, if greater, the number of months remaining in the Period) of service credit thereunder at his highest annual rate of compensation during the twelve (12) months immediately preceding the date of termination or resignation (but in no event shall Executive be deemed to have accumulated additional months of service credit after his sixty-fifth (65th) birthday), over (2) the retirement pension (determined as a straight life annuity commencing at age sixty-five (65)) which Executive had then accrued pursuant to the provisions of the Retirement Plans. For purposes of this subsection, "actuarial equivalent" shall be determined using the same methods and assumptions utilized under the Retirement Plans.

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

         (vi) In the event that the Severance Benefits would not be deductible in whole or in part in the calculation of Federal income tax owed by the Company or any of its affiliates or any other person or entity making such payment or providing such benefit by reason of Section 280G of the Internal Revenue Code of 1986, as amended, (the "Code"), the Severance Benefits shall be reduced until no portion of the Severance Benefits is not deductible by reason of Section 280G of the Code; provided, however, that the foregoing reduction shall be made only if and to the extent that such reduction would result in an increase in the aggregate payment and benefits to be provided to Executive, determined on an after-tax basis (taking into account the excise tax imposed pursuant to Section 4999 of the Code, or any
(continued)
              successor provision thereto, any tax imposed by any comparable provision of state law, and any applicable federal, state and local income or other taxes).

        (vii) Executive shall be entitled to terminate his employment for Good Reason. For purposes of this Agreement, "Good Reason" shall mean, without Executive's express, prior written consent, any of the following:

              (A) a material breach by the Company of paragraph 1 or paragraph
                  3 of this Agreement, including but not limited to, the assignment to Executive of any duties inconsistent with his status as Chairman of the Board and Chief Executive Officer of the Company, or his removal from such position, or a substantial alteration in the nature or status of his responsibilities from those described herein, except, in each case, in connection with a promotion of Executive, and the failure of the Company to remedy such breach within thirty (30) days after receipt of written notice of such breach from Executive;

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

              (E) Voluntary termination by Executive for any reason, or
                  without reason, during a period of three hundred sixty-five
                  (365) days from the date a change of control of the Company has occurred. "Change of control", as used herein, shall mean when any person (as a person is defined in Section 13d-3 of the Securities Exchange Act of 1934, as amended,) through or as a result of a merger, consolidation or other business combination, tender or exchange offer, open market purchases, privately negotiated purchases, or otherwise, has become the beneficial owner (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended), directly or indirectly without the express approval of the Board, of at least 50% of the capital stock of the Company entitled to vote for the election of directors of the Company.


(continued)

    (c) Termination by Death. If Executive dies prior to the expiration of the Period, his beneficiary or estate shall be entitled to receive (i) for a period of 90 days beginning on the date of Executive's death a biweekly amount equal to the biweekly amount paid to Executive by the Company for the payroll, period immediately prior to his death, and
        (ii) any pro rata portion of Executive's incentive compensation for the fiscal year in which Executive's death occurs.

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

5.  Secrecy and Noncompetition.

    (a) No Competing Employment. For so long as Executive is employed by the Company and continuing for two (2) years after the termination of such employment for any reason other than pursuant to subparagraph 4(b)(i) or (vii) hereof (such period being referred to hereinafter as the "Restricted Period"), Executive shall not, unless he receives the prior written consent of the Board, directly or indirectly, whether as owner, consultant, employee, partner, venturer, agent, through stock ownership (except ownership of less than one percent (1.0%) of the number of shares outstanding of any securities which are publicly traded), investment of capital, lending of money or property, rendering of services, or otherwise, compete with any of the businesses engaged in by the Company or any subsidiary, affiliate or predecessor of the Company ("Affiliate") at the time of the termination of Executive's employment hereunder (such businesses are herein after referred to as the "Business"), or assist, become interested in or be connected with any Corporation, firm, partnership, joint venture, sole proprietorship or other entity which so competes with the Business. The restrictions imposed by this subparagraph shall not apply to any geographic area in which neither the Company nor any Affiliate is engaged in the Business.

     (b) No Interference. During the Restricted Period, Executive shall not, whether for his own account or for the account of any other individual, partnership, firm, corporation or other business organization or entity (other than the Company), intentionally solicit, endeavor to entice away from the Company or any Affiliate or otherwise interfere with the relationship of the Company or any Affiliate with, any person who is employed by or associated with the Company or any Affiliate (including, but not limited to,

(continued)
        any independent sales representatives or organizations) or any person or entity who is, or was within the then most recent 12-month period, a customer or client of the Company or any Affiliate.

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

    (d) Exclusive Property. Executive confirms that all confidential information is and shall remain the exclusive property of the Company. All business records, papers and documents kept or made by Executive relating to the business of the Company shall be and remain the property of the Company. Upon the termination of his employment with the Company or upon the request of the Company at anytime, Executive shall promptly deliver to the Company, and shall not, without the consent of the Board (which consent shall not be unreasonably withheld), retain copies of, any written materials not previously made available to the public, records and documents made by Executive or coming into his possession concerning the business or affairs of the Company excluding records relating exclusively to the terms and conditions of his employment relationship with the Company. Executive understands and agrees that the rights and obligations set forth in this subparagraph 5(d) are perpetual and, in any case, shall extend beyond the restricted Period and Executive's employment hereunder.

    (e) Stock Ownership. Other than as specified in subparagraph l(c) or 5(a) hereof, nothing in this Agreement shall prohibit Executive from acquiring or holding any issue of stock or securities of any company or other business entity.

    (f) Injunctive Relief. Without intending to limit the remedies available to the Company, executive acknowledges that a breach of any of the covenants contained in this paragraph 5 may result in material irreparable injury to the Company for which there is no adequate remedy at law, that it will not be possible to measure damages for such injuries precisely and that, in the event of such a breach or threat thereof, the Company shall be entitled to obtain a temporary


(continued)
        restraining order and/or a preliminary or permanent injunction restraining Executive from engaging in activities prohibited by this paragraph 5 or such other relief as may be required to specifically enforce any of the covenants in this paragraph 5.

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

    (b) By the Company. The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Failure of the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle Executive to compensation from the Company in the same amount and on the same terms as Executive would be entitled to hereunder if Executive had terminated his employment for Good Reason, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination or if earlier the date of resignation specified in subparagraph 4(b)(iv). As used in this Agreement, "Company", shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

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


(continued)

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

                              COOPER TIRE & RUBBER COMPANY

                              By /S/ John Fahl
                              ------------------------
                              Title:  Vice President


                              By /S/ Thomas A. Dattilo
                              ------------------------
                              Title:  President & Chief Operating Officer



                              Patrick W. Rooney
                              -----------------------
                              Executive

                              /S/ Patrick W. Rooney
                              -----------------------
                              Signature

                              3 Hunters Gate
                              -----------------------

                              Findlay, Ohio 45840
                              -----------------------
                              Address

                                                              Part II
                                                              Exhibit (10)(ii)

                  FIRST AMENDED AND RESTATED EMPLOYMENT AGREEMENT

     THIS FIRST AMENDED AND RESTATED EMPLOYMENT AGREEMENT dated as of January 1, 1999, between COOPER TIRE & RUBBER COMPANY, a Delaware corporation with its principal offices located at 701 Lima Avenue, Findlay, Ohio 45840 (the "Company"), and John Fahl, 1811 Windsor Place, Findlay, Ohio 45840 ("Executive") amends and restates in its entirety that certain EMPLOYMENT AGREEMENT dated January 1, 1995, between the Company and the Executive.

                               WITNESSETH:
                               ----------

     WHEREAS, the Executive has been employed by the Company in the capacity of Vice President and Tire Division President as of the date hereof;

     WHEREAS, the Company desires to retain the services of the Executive in the future; and

     WHEREAS, the Executive desires to serve in the capacity of Vice President and Tire Division President of the Company, pursuant to the terms and provisions of this Agreement.

     NOW, THEREFORE, in consideration of the premises and the mutual covenants herein contained, the parties hereto agree as follows:

1.  Employment and Duties.

    (a) General. The Company hereby employs Executive and Executive agrees upon the terms and conditions herein set forth to serve as Vice President and Tire Division President and in such capacity, shall perform such duties as may be delineated in the by-laws of the Company, and such other duties, commensurate with Executive's title and position of Vice President and Tire Division President, as may be assigned to Executive from time to time by the Board of Directors of the Company (the "Board") or such officer of the Company as may be designated by the Board. If elected, Executive will serve as a member of the Board or on committees of the Board.

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

2. Term of Employment. Subject to the provisions of paragraph 4. hereof, the Company shall retain Executive and Executive shall serve in the employ of the Company for a period (the "Period") commencing on the date hereof and continuing through June 12, 2001, unless earlier terminated by Executive having given six (6) months prior written notice to the Company of Executive's intent to terminate this Agreement.

3. Compensation and Other Benefits. Subject to the provisions of this Agreement, the Company shall pay and provide the following compensation and other benefits to Executive during the Period as compensation for services rendered hereunder:

    (a) Base Salary. The Company shall pay to Executive an annual base salary, as defined in the Company's Top Management Compensation Plan adopted by the Board on April 28, 1973 (the "Compensation Plan"), at the rate of $223,766 per annum, payable biweekly. The Company shall be entitled to deduct or withhold all taxes and charges which the Company may be required to deduct or withhold therefrom. The base salary will be reviewed not less than annually by the Board or by the Audit and Compensation Committee of the Board and may be increased, but not decreased.

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

4.  Termination of Employment.

    (a) Termination for Cause; Resignation Without Good Reason.

        (i) If, prior to the expiration of the Period, Executive's employment is terminated by the Company for Cause, as defined in subparagraph 4(a)(ii), or if Executive resigns from his employment hereunder without Good Reason, as defined in subparagraph 4(b)(vii) hereof, Executive shall not be eligible to receive base salary under subparagraph 3(a) or to participate in any Plans under subparagraph 3(b) with respect to future periods after the date of such termination or resignation except for the right to receive vested benefits under any Plan in accordance with the terms of such Plan. However, Executive shall be eligible to receive a pro rata portion of any incentive compensation for the Company's fiscal year during which the date of termination or resignation occurs, but not for any later years.


(continued)

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

              For the avoidance of doubt and for the purpose of determining Cause pursuant to this subparagraph 4(a)(ii), the exercise of business judgment by Executive shall not be determined to be Cause under this subparagraph 4(a)(ii), even if such business judgment materially injures the financial condition or business reputation of, or is otherwise materially injurious to the Company or any affiliate thereof, unless such business judgment by Executive was not made in good faith, or constitutes willful or wanton misconduct, or was an intentional violation of state or federal law.




(continued)

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

              (C) In addition to the pension benefits to which Executive is entitled under the Company's Salaried Employees' Retirement Plan and the Company's Nonqualified Supplementary Benefit Plan or any successor plans thereto which provide comparable benefits (the "Retirement Plans"), the Company shall pay Executive in one sum in cash within thirty (30) days following the date of termination or resignation, a lump sum equal to the actuarial equivalent of the excess of (1) the retirement pension (determined as a straight life annuity commencing at age sixty-five (65)) which he would have accrued under the terms of the Retirement Plans (without regard to any amendment to such Retirement Plans or other pension benefit program described in subparagraph 4(b)(vii)(C) hereof), determined as if Executive were fully vested thereunder and had accumulated (after the date of

(continued)
                  termination or resignation) twenty-four (24) additional months (or, if greater, the number of months remaining in the Period) of service credit thereunder at his highest annual rate of compensation during the twelve (12) months immediately preceding the date of termination or resignation (but in no event shall Executive be deemed to have accumulated additional months of service credit after his sixty-fifth (65th) birthday), over (2) the retirement pension (determined as a straight life annuity commencing at age sixty-five (65)) which Executive had then accrued pursuant to the provisions of the Retirement Plans. For purposes of this subsection, "actuarial equivalent" shall be determined using the same methods and assumptions utilized under the Retirement Plans.

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

        (vi) The date of termination of employment by the Company under this subparagraph 4(b) shall be the date specified in written notice of termination to Executive (which date shall be no earlier than the date of furnishing such notice) or, if no such date is specified therein, the date on which such notice is given to Executive. The date of resignation by Executive under this subparagraph 4(b) shall be two (2) weeks after the receipt by the Company of written notice of resignation.

         (v) Severance Benefits shall be paid in equal installments commencing within thirty (30) days following the date of the termination or resignation under subparagraph 4(b).

         (vi) In the event that the Severance Benefits would not be deductible in whole or in part in the calculation of Federal income tax owed by the Company or any of its affiliates or any other person or entity making such payment or providing such benefit by reason of Section 280G of the Internal Revenue Code of 1986, as amended, (the "Code"), the Severance Benefits shall be reduced until no portion of the Severance Benefits is not deductible by reason of Section 280G of the Code; provided, however, that the foregoing reduction shall be made only if and to the extent that such reduction would result in an increase in the aggregate payment and benefits to be provided to Executive,


(continued)
              determined on an after-tax basis (taking into account the excise tax imposed pursuant to Section 4999 of the Code, or any successor provision thereto, any tax imposed by any comparable provision of state law, and any applicable federal, state and local income or other taxes).

        (vii) Executive shall be entitled to terminate his employment for Good Reason. For purposes of this Agreement, "Good Reason" shall mean, without Executive's express, prior written consent, any of the following:

              (A) a material breach by the Company of paragraph 1 or paragraph
                  3 of this Agreement, including but not limited to, the assignment to Executive of any duties inconsistent with his status as Vice President and Tire Division President of the Company, or his removal from such position, or a substantial alteration in the nature or status of his responsibilities from those described herein, except, in each case, in connection with a promotion of Executive, and the failure of the Company to remedy such breach within thirty (30) days after receipt of written notice of such breach from Executive;

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

              (E) Voluntary termination by Executive for any reason, or
                  without reason, during a period of three hundred sixty-five
                  (365) days from the date a change of control of the Company has occurred. "Change of control", as used herein, shall mean when any person (as a person is defined in Section 13d-3 of the Securities Exchange Act of 1934, as amended,) through or as a result of a merger, consolidation or other business combination, tender or exchange offer, open market purchases, privately negotiated purchases, or otherwise, has become the beneficial owner (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended), directly or indirectly without the express approval of the Board, of at least 50% of the capital stock of the Company entitled to vote for the election of directors of the Company.
(continued)

    (c) Termination by Death. If Executive dies prior to the expiration of the Period, his beneficiary or estate shall be entitled to receive (i) for a period of 90 days beginning on the date of Executive's death a biweekly amount equal to the biweekly amount paid to Executive by the Company for the payroll, period immediately prior to his death, and
        (ii) any pro rata portion of Executive's incentive compensation for the fiscal year in which Executive's death occurs.

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

5.  Secrecy and Noncompetition.

    (a) No Competing Employment. For so long as Executive is employed by the Company and continuing for two (2) years after the termination of such employment for any reason other than pursuant to subparagraph 4(b)(i) or (vii) hereof (such period being referred to hereinafter as the "Restricted Period"), Executive shall not, unless he receives the prior written consent of the Board, directly or indirectly, whether as owner, consultant, employee, partner, venturer, agent, through stock ownership (except ownership of less than one percent (1.0%) of the number of shares outstanding of any securities which are publicly traded), investment of capital, lending of money or property, rendering of services, or otherwise, compete with any of the businesses engaged in by the Company or any subsidiary, affiliate or predecessor of the Company ("Affiliate") at the time of the termination of Executive's employment hereunder (such businesses are herein after referred to as the "Business"), or assist, become interested in or be connected with any Corporation, firm, partnership, joint venture, sole proprietorship or other entity which so competes with the Business. The restrictions imposed by this subparagraph shall not apply to any geographic area in which neither the Company nor any Affiliate is engaged in the Business.

    (b) No Interference. During the Restricted Period, Executive shall not, whether for his own account or for the account of any other individual, partnership, firm, corporation or other business organization or entity (other than the Company), intentionally solicit, endeavor to entice away from the Company or any Affiliate or otherwise interfere with the relationship of the Company or any Affiliate with, any person who is employed by or associated


(continued)
        with the Company or any Affiliate (including, but not limited to, any independent sales representatives or organizations) or any person or entity who is, or was within the then most recent 12-month period, a customer or client of the Company or any Affiliate.

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

    (d) Exclusive Property. Executive confirms that all confidential information is and shall remain the exclusive property of the Company. All business records, papers and documents kept or made by Executive relating to the business of the Company shall be and remain the property of the Company. Upon the termination of his employment with the Company or upon the request of the Company at anytime, Executive shall promptly deliver to the Company, and shall not, without the consent of the Board (which consent shall not be unreasonably withheld), retain copies of, any written materials not previously made available to the public, records and documents made by Executive or coming into his possession concerning the business or affairs of the Company excluding records relating exclusively to the terms and conditions of his employment relationship with the Company. Executive understands and agrees that the rights and obligations set forth in this subparagraph 5(d) are perpetual and, in any case, shall extend beyond the restricted Period and Executive's employment hereunder.

    (e) Stock Ownership. Other than as specified in subparagraph l(c) or 5(a) hereof, nothing in this Agreement shall prohibit Executive from acquiring or holding any issue of stock or securities of any company or other business entity.

    (f) Injunctive Relief. Without intending to limit the remedies available to the Company, executive acknowledges that a breach of any of the covenants contained in this paragraph 5 may result in material irreparable injury to the Company for which there is no adequate remedy at law, that it will not be possible to measure damages for such injuries precisely and that, in the event of such a breach or threat thereof, the Company shall be entitled to obtain a temporary

(continued)
        restraining order and/or a preliminary or permanent injunction restraining Executive from engaging in activities prohibited by this paragraph 5 or such other relief as may be required to specifically enforce any of the covenants in this paragraph 5.

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

    (b) By the Company. The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Failure of the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle Executive to compensation from the Company in the same amount and on the same terms as Executive would be entitled to hereunder if Executive had terminated his employment for Good Reason, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination or if earlier the date of resignation specified in subparagraph 4(b)(iv). As used in this Agreement, "Company", shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

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


(continued)

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

                              COOPER TIRE & RUBBER COMPANY

                              By /S/ Patrick W. Rooney
                              ------------------------
                              Title:  Chairman of the Board &
                                      Chief Executive Officer


                              By /S/ Thomas A. Dattilo
                              ------------------------
                              Title:  President & Chief Operating Officer



                              John Fahl
                              -------------------
                              Executive

                              /S/ John Fahl
                              -------------------
                              Signature

                              1811 Windsor Place
                              -------------------

                              Findlay, Ohio 45840
                              -------------------
                              Address