Form 10-Q
period 1999-09-30
COOPER TIRE & RUBBER CO
filed 1999-10-22
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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


                        Yes (X)              No (   )





              Number of shares of common stock of registrant outstanding at October 15, 1999:  75,847,962

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                       COOPER TIRE & RUBBER COMPANY
                   CONDENSED CONSOLIDATED BALANCE SHEETS
           (Dollar amounts in thousands except per-share amounts)
                                                 September 30,
                                                     1999       December 31,
                                                  (Unaudited)      1998
                                                 -------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                      $   40,302     $   41,966
  Accounts receivable, less allowances
    of $5,855 ($4,806 in 1998)                      412,548        319,685
  Inventories at lower of cost (last-in,
    first-out) or market:
      Finished goods                                123,342        132,696
      Work in process                                18,259         20,368
      Raw materials and supplies                     26,210         33,322
                                                  ---------      ---------
                                                    167,811        186,386
  Prepaid expenses and deferred income taxes         23,349         21,436
                                                  ---------      ---------
        Total current assets                        644,010        569,473
Property, plant and equipment - net                 908,597        885,282
Intangibles and other assets                        100,190         86,520
                                                  ---------      ---------
                                                 $1,652,797     $1,541,275
LIABILITIES AND STOCKHOLDERS' EQUITY              =========      =========
Current liabilities:
  Notes payable                                  $   11,289     $    8,129
  Accounts payable                                   79,117         94,502
  Accrued liabilities                               122,833         87,274
  Income taxes                                        3,473          2,834
  Current portion of debt                               212            249
                                                  ---------      ---------
        Total current liabilities                   216,924        192,988
Long-term debt                                      205,119        205,285
Postretirement benefits other than pensions         155,985        151,520
Other long-term liabilities                          50,287         48,741
Deferred income taxes                                76,977         74,805
Stockholders' equity:
  Preferred stock, $1 par value; 5,000,000 shares
    authorized; none issued                               -              -
  Common stock, $1 par value; 300,000,000 shares
    authorized; 83,836,962 shares issued
    (83,781,058 in 1998)                             83,837         83,781
  Capital in excess of par value                      4,267          3,296
  Retained earnings                               1,026,031        945,975
  Cumulative other comprehensive income             (11,052)        (9,867)
                                                  ---------      ---------
                                                  1,103,083      1,023,185
  Less:  7,989,600 common shares in
          treasury at cost                         (155,249)      (155,249)
         Deferred compensation on
          restricted stock                             (329)             -
                                                  ---------      ---------
         Total stockholders' equity                 947,505        867,936
                                                  ---------      ---------
                                                 $1,652,797     $1,541,275
                                                  =========      =========
See accompanying notes.

                      COOPER TIRE & RUBBER COMPANY
                   CONSOLIDATED STATEMENTS OF INCOME
             THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (UNAUDITED)
           (Dollar amounts in thousands except per-share amounts)

                                                 1999              1998
                                               --------          --------
Revenues:
  Net sales                                    $531,883          $480,616
  Other income                                      376               522
                                                -------           -------
                                                532,259           481,138
Costs and expenses:
  Cost of products sold                         440,524           400,670
  Selling, general and administrative            34,156            30,631
  Interest                                        3,710             3,745
                                                -------           -------
                                                478,390           435,046
                                                -------           -------
Income before income taxes                       53,869            46,092

Provision for income taxes                       19,269            16,063
                                                -------           -------
Net income                                       34,600            30,029

Other comprehensive income:
  Currency translation adjustment                 2,793             1,946
                                                -------           -------
Comprehensive income                           $ 37,393          $ 31,975
                                                =======           =======

Basic and diluted earnings per share               $.46              $.39
                                                    ===               ===

Weighted average number of
 shares outstanding (000's)                      75,895            77,103
                                                 ======            ======

Dividends per share                               $.105             $.095
                                                   ====              ====

See accompanying notes.

                      COOPER TIRE & RUBBER COMPANY
                   CONSOLIDATED STATEMENTS OF INCOME
              NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (UNAUDITED)
           (Dollar amounts in thousands except per-share amounts)

                                                1999               1998
                                             ----------        ----------
Revenues:
  Net sales                                  $1,495,122        $1,379,914
  Other income                                    1,525             1,771
                                              ---------         ---------
                                              1,496,647         1,381,685
Costs and expenses:
  Cost of products sold                       1,222,304         1,142,607
  Selling, general and administrative           100,044            87,595
  Interest                                       11,209            11,358
                                              ---------         ---------
                                              1,333,557         1,241,560
                                              ---------         ---------
Income before income taxes                      163,090           140,125

Provision for income taxes                       59,143            51,235
                                              ---------         ---------
Net income                                      103,947            88,890

Other comprehensive income:
  Currency translation adjustment                (1,185)            1,273
                                              ---------         ---------
Comprehensive income                         $  102,762        $   90,163
                                              =========         =========

Basic and diluted earnings per share              $1.37             $1.14
                                                   ====              ====

Weighted average number of
 shares outstanding (000's)                      75,895            78,267
                                                 ======            ======

Dividends per share                               $.315             $.285
                                                  =====             =====

See accompanying notes.

                       COOPER TIRE & RUBBER COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                              (UNAUDITED)
                     (Dollar amounts in thousands)
                                                1999            1998
                                              --------        --------
Operating activities:
  Net income                                  $103,947        $ 88,890
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation                               79,570          75,120
     Deferred income taxes                      (1,450)            698
  Changes in operating assets
   and liabilities:
     Accounts receivable                       (94,008)        (43,972)
     Inventories and prepaid expenses           16,097          (2,637)
     Accounts payable and
      accrued liabilities                       20,605          21,631
     Other liabilities                          (3,302)         (4,760)
                                               -------         -------
       Net cash provided by
        operating activities                   121,459         134,970
Investing activities:
  Property, plant and equipment               (103,918)        (88,756)
  Other                                             26             312
                                               -------         -------
       Net cash used in investing
        activities                            (103,892)        (88,444)
Financing activities:
  Issuance of debt                              32,720          27,746
  Payment on debt                              (29,957)        (27,171)
  Purchase of treasury shares                        -         (54,950)
  Payment of dividends                         (23,890)        (22,304)
  Issuance of common shares                        697             202
                                               -------         -------
       Net cash used in financing
        activities                             (20,430)        (76,477)

Effects of exchange rate changes on cash
  and cash equivalents                           1,199            (137)
                                               -------         -------

Changes in cash and cash equivalents            (1,664)        (30,088)

Cash and cash equivalents at
  beginning of year                             41,966          52,910
                                               -------         -------
Cash and cash equivalents at
  end of period                               $ 40,302        $ 22,822
                                               =======         =======
Cash payments for interest                    $ 16,167        $ 16,472
                                               =======         =======
Cash payments for income taxes                $ 59,492        $ 57,179
                                               =======         =======

See accompanying notes.

                           COOPER TIRE & RUBBER COMPANY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements at September 30, 1999 and for the three-month and nine-month periods ended September 30, 1999 and 1998 are unaudited and include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and, therefore, do not contain all information and footnotes normally contained in annual financial statements; accordingly, they should be read in conjunction with the Financial Statements and notes thereto appearing in the Annual Report on Form 10-K of the Company for the year ended December 31, 1998.

2. The results of operations for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of those to be expected for the year ending December 31, 1999.

3.  Information on the Company's operating segments is as follows:

                                Three months ended        Nine months ended
                                   September 30              September 30
                                 1999         1998        1999         1998
                              ----------   ----------  ----------   ----------
     Revenues from external
       customers:
         Tires                $  424,310   $  389,237  $1,144,782   $1,067,107
         Engineered products     107,573       91,379     350,340      312,807
                                 -------      -------   ---------    ---------
         Net sales            $  531,883   $  480,616  $1,495,122   $1,379,914
                                 =======      =======   =========    =========
     Segment profit:
         Tires                $   45,260   $   39,492  $  121,087   $  102,445
         Engineered products       8,233        6,078      40,478       35,909
                                 -------      -------   ---------    ---------
                                  53,493       45,570     161,565      138,354
         Other                       376          522       1,525        1,771
                                 -------      -------   ---------    ---------
         Income before income
           taxes              $   53,869   $   46,092  $  163,090   $  140,125
                                 =======      =======   =========    =========

4. During the first quarter of 1999 the Company adopted Statement of Financial Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," requiring the capitalization of certain costs previously expensed by the Company. The effect of adoption was not material to the Company's consolidated financial position or results of operations.

    In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" to become effective for fiscal years beginning after June 15, 1999, with earlier adoption permitted. The FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amended SFAS No. 133 to defer its effective date to years beginning after June 15, 2000. The Company is currently evaluating the effect of the provisions of this Statement on its accounting and reporting policies, but does not anticipate adoption of this Statement will have a material adverse effect on the Company's consolidated financial position or results of operations. The Company does not have derivative instruments at September 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net sales of $531.9 million set a new third quarter record for the Company. Net sales increased 10.7% for the quarter and were 8.4% higher for the nine months when compared to corresponding 1998 periods. Sales were strong for both engineered products and tires during the quarter with increases in net sales of 17.7% and 9%, respectively, from 1998. Net sales for the nine months ended September 30, 1999 were 7.3% higher for tire operations and 12.0% higher for engineered products operations. Other income was lower as compared to the 1998 periods due to lower amounts of interest income.

Cost of products sold, as a percent of net sales, decreased resulting in margin improvements of .6% in the quarter and 1.0% in the nine-month period as compared with 1998. Decreases in raw material costs, improvements in product mix and cost reduction initiatives are responsible for these improvements.
The 1998 nine-month period benefited from a $1.9 million recovery of previously expensed costs related to a dispute with a former owner of an engineered products plant site.

Selling, general and administrative expenses were higher for the quarter and nine-month period compared to one year ago. The Company's decision to expand its national advertising program is primarily responsible for these increases. As a percent of net sales, selling, general and administrative expenses for the quarter were 6.4% in 1999 and 1998. For the nine-month period, these costs were 6.7% of net sales in 1999 compared to 6.4% in 1998.

Interest expense was lower in both the quarter and nine-month periods when compared to the 1998 periods. The effective income tax rate during the quarter of 35.8% in 1999 is higher than the 34.9% in 1998. The initial impact of foreign tax planning initiatives was recognized in the quarter last year. The nine-month tax rate decreased to 36.3% in 1999 from 36.6% in 1998.

Segment profit for the quarter was $53.5 million in 1999, an increase of 17.3% from $45.6 million reported in the third quarter of 1998. Tire operations segment profit increased 14.6% from the 1998 quarter and engineered products segment profit increased 35.5%. For the nine-month period, segment profit was $161.6 million in 1999 compared to $138.4 million in 1998. Tire operations segment profit increased 18.2% and engineered products segment profit increased 12.7%. Income before income taxes for the quarter increased 16.9% from the quarter one year ago and increased 16.4% for the nine-month period. The third quarter and nine-month period benefited from strong sales, reductions in raw material costs and more favorable product mix.

Working capital of $427 million is up from December 31, 1998 primarily as a result of changes in accounts receivable and accounts payable. The current ratio of 3.0 is unchanged from December 31, 1998. Long-term debt, as a percent of total capitalization, is 17.8% compared to 19.1% at December 31, 1998. The financial position of the Company at September 30, 1999 continues to be excellent.

Cash flows generated by operating activities of $121 million during the first nine months of 1999 are lower than the $135 million for the nine-month period one year ago due primarily to the increase in accounts receivable. Investments in property, plant and equipment of $104 million compare to $89 million in last year's period. Financing activities in 1999 and 1998 reflect borrowing and repayment of debt required by seasonal operating needs and the payment of dividends. Funds used for repurchase of the Company's stock in 1998 approximated $55 million.

On July 27, 1999 the Company announced that it signed a definitive merger agreement to acquire The Standard Products Company ("Standard Products"). Standard Products' outstanding shares will be valued at $36.50 per share or approximately $584.4 million. In addition, the Company will assume Standard Products' outstanding debt which was approximately $207 million at October 1, 1999.

The merger agreement calls for holders of approximately 45% of Standard Products' outstanding shares to receive stock and 55% to receive cash. If, however, the mean of the high and low price for Cooper shares on the closing date is below $18, the entire acquisition transaction will be paid in cash at $36.50 per Standard Products share.

The transaction has been approved by the board of directors of each company, and is subject to the satisfaction of customary closing conditions and approval of Standard Products shareholders.

The Company's credit facilities have been increased to accommodate this transaction. The aggregate amount of borrowings authorized under these lines of credit is $1 billion, with interest at varying rates. Of this total, $150 million is available on a long-term basis through August 31, 2004. The Company expects available cash and the lines of credit will be sufficient to meet normal operating requirements and to fund the merger transaction. After the merger is completed, the Company presently intends to replace a significant portion of the short-term borrowings with proceeds from the issuance of long-term debt.

On October 15, 1999, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission covering the proposed sale of its securities in an aggregate amount of up to $1.2 billion. Net proceeds from the sale of the securities will be used to reduce indebtedness incurred for the merger with Standard Products. Additionally, short-term proceeds may be used as required for other acquisitions, working capital, repayment of existing indebtedness and for other general corporate purposes.

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

All of the Company's key financial and operational systems have been assessed and changed where necessary to address modifications required by December 31, 1999. We believe the Company is Year 2000 ready. Among other things, this includes business systems, purchased applications, embedded processors, and communication methods. Contingency plans are in place to assure resources are available to resolve any system or equipment failure which may occur before or after January 1, 2000.

The financial impact of making the required changes is comprised of internal labor and system upgrade capital costs and is estimated to be $3 million. Internal costs and other non-capital costs incurred to upgrade and replace systems have been expensed as incurred since 1997. Capital expenditures, required for Year 2000 remediation and incurred since 1997, approximate $1 million and have been capitalized. These expenditures include amounts for upgrades to manufacturing control systems, new personal computers, and information systems' technical infrastructure for the transfer of data between computers.

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

Part II.  OTHER INFORMATION

Item 6(a).  Exhibits.

     (10)(i) Agreement and Plan of Merger, dated as of July 27, 1999, by and among Cooper Tire & Rubber Company, CTB Acquisition Company and The Standard Products Company (incorporated by reference from Appendix A to the proxy statement/prospectus of The Standard Products Company and Cooper Tire & Rubber Company, dated September 14, 1999, filed as part of Amendment No. 1 to our Form S-4 Registration Statement on September 14, 1999)

     (10)(ii) Credit Agreement (270 Day) Dated as of October 15, 1999 By and Among Cooper Tire & Rubber Company as the Borrower and The Financial Institutions Party Hereto as the Banks and PNC Bank, National Association as the Agent

     (10)(iii) Credit Agreement (364 Day) Dated as of October 22, 1999 By and Among Cooper Tire & Rubber Company as the Borrower and The Financial Institutions Party Hereto as the Banks and PNC Bank, National Association as the Agent

     (27)      Financial Data Schedule


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


                                             COOPER TIRE & RUBBER COMPANY



                                             /S/ P. G. Weaver
                                             ---------------------
                                             P. G. Weaver
                                             Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)



                                             /S/ E. B. White
                                             -----------------
                                             E. B. White
                                             Corporate Controller
                                             (Principal Accounting Officer)



October 22, 1999
-----------------
    (Date)

                               INDEX TO EXHIBITS
                                  DESCRIPTION

Part II. Item 6(a).

  (10)(ii) Credit Agreement (270 Day) Dated as of October 15, 1999 By and Among Cooper Tire & Rubber Company as the Borrower and The Financial Institutions Party Hereto as the Banks and PNC Bank, National Association as the Agent

  (10)(iii) Credit Agreement (364 Day) Dated as of October 22, 1999 By and Among Cooper Tire & Rubber Company as the Borrower and The Financial Institutions Party Hereto as the Banks and PNC Bank, National Association as the Agent

  (27)      Financial Data Schedule

                                                           Exhibit 10(i)
















                               CREDIT AGREEMENT
                                  (270 DAY)

                                 Dated as of

                              October 15, 1999

                                By and Among

                        COOPER TIRE & RUBBER COMPANY

                              as the Borrower

                                   and

                  THE FINANCIAL INSTITUTIONS PARTY HERETO

                              as the Banks

                                   and

                     PNC BANK, NATIONAL ASSOCIATION

                              as the Agent

                             TABLE OF CONTENTS
                                                                      Page
                                                                      ----

INDEX OF EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . .    iii
INDEX OF SCHEDULES. . . . . . . . . . . . . . . . . . . . . . . . .    iii
ARTICLE I.     DEFINITIONS. . . . . . . . . . . . . . . . . . . . .     1
      1.1      Defined Terms. . . . . . . . . . . . . . . . . . . .     1
      1.2      Accounting Terms . . . . . . . . . . . . . . . . . .    11
      1.3      Construction . . . . . . . . . . . . . . . . . . . .    11
ARTICLE II.    THE REVOLVING CREDIT LOANS . . . . . . . . . . . . .    12
      2.1      Revolving Credit Commitment. . . . . . . . . . . . .    12
      2.2      Disbursement and Repayments. . . . . . . . . . . . .    12
      2.3      Reduction of Revolving Credit Commitment . . . . . .    13
      2.4      Revolving Credit Loan Interest Rates . . . . . . . .    14
      2.5      Special Provisions Relating to Euro-Rate Options . .    15
      2.6      Capital Adequacy . . . . . . . . . . . . . . . . . .    17
      2.7      Method of Disbursements and Payments . . . . . . . .    18
      2.8      Interest Payment Dates . . . . . . . . . . . . . . .    18
      2.9      Calculation of Interest, Facility Fee and Usage Fee.    18
      2.10     Loan Account . . . . . . . . . . . . . . . . . . . .    18
      2.11     Fees . . . . . . . . . . . . . . . . . . . . . . . .    18
      2.12     Interbank Market Presumption . . . . . . . . . . . .    18
      2.13     Taxes. . . . . . . . . . . . . . . . . . . . . . . .    19
ARTICLE III.   REPRESENTATIONS AND WARRANTIES . . . . . . . . . . .    19
      3.1      Corporate Existence. . . . . . . . . . . . . . . . .    19
      3.2      Corporate Authority. . . . . . . . . . . . . . . . .    20
      3.3      Validity of this Agreement and the Revolving
               Credit Notes . . . . . . . . . . . . . . . . . . . .    20
      3.4      Financial Statements . . . . . . . . . . . . . . . .    20
      3.5      Litigation; Title to Properties. . . . . . . . . . .    21
      3.6      Encumbrances . . . . . . . . . . . . . . . . . . . .    21
      3.7      ERISA Compliance . . . . . . . . . . . . . . . . . .    21
      3.8      Tax Returns and Payments . . . . . . . . . . . . . .    21
      3.9      Regulations G, T, U and X. . . . . . . . . . . . . .    22
      3.10     Investment Company Act; Public Utilities Holding
               Company Act. . . . . . . . . . . . . . . . . . . . .    22
      3.11     Environmental Matters. . . . . . . . . . . . . . . .    22
      3.12     No Restrictions. . . . . . . . . . . . . . . . . . .    22
      3.13     Compliance with Applicable Laws. . . . . . . . . . .    22
      3.14     Governmental Approval. . . . . . . . . . . . . . . .    22
      3.15     No Event of Default; Compliance with Instruments . .    23
      3.16     Employment Matters . . . . . . . . . . . . . . . . .    23
      3.17     Patents, Trademarks, Copyrights, Licenses, Etc . . .    23
      3.18     Year 2000 Problem. . . . . . . . . . . . . . . . . .    23
      3.19     Solvency . . . . . . . . . . . . . . . . . . . . . .    23
      3.20     Material Contracts; Burdensome Restrictions. . . . .    23
      3.21     Disclosure . . . . . . . . . . . . . . . . . . . . .    24
ARTICLE IV.    AFFIRMATIVE CONVENANTS . . . . . . . . . . . . . . .    24
      4.1      Use of Proceeds. . . . . . . . . . . . . . . . . . .    24
      4.2      Furnishing Information . . . . . . . . . . . . . . .    24
      4.3      Preservation of Existence. . . . . . . . . . . . . .    25
      4.4      Payment of Taxes and Fees. . . . . . . . . . . . . .    25
      4.5      Insurance. . . . . . . . . . . . . . . . . . . . . .    25
      4.6      ERISA Reports. . . . . . . . . . . . . . . . . . . .    26
      4.7      Environmental Matters. . . . . . . . . . . . . . . .    26
      4.8      Senior Debt Status . . . . . . . . . . . . . . . . .    26
      4.9      Y2K Preparedness . . . . . . . . . . . . . . . . . .    27

ARTICLE V.     NEGATIVE COVENANTS . . . . . . . . . . . . . . . . .    27
      5.1      Percentage of Consolidated Indebtedness to
               Consolidated Capitalization. . . . . . . . . . . . .    27
      5.2      Fixed Charge Coverage Ratio. . . . . . . . . . . . .    27
      5.3      Creation of Encumbrances . . . . . . . . . . . . . .    27
      5.4      Limitation on Mergers. . . . . . . . . . . . . . . .    27
      5.5      Margin Stock . . . . . . . . . . . . . . . . . . . .    28
ARTICLE VI.    CONDITIONS PRECEDENT . . . . . . . . . . . . . . . .    28
      6.1      All Disbursements. . . . . . . . . . . . . . . . . .    28
      6.2      Conditions Precedent for Closing . . . . . . . . . .    28
ARTICLE VII    EVENTS OF DEFAULT. . . . . . . . . . . . . . . . . .    29
      7.1      Immediate Defaults . . . . . . . . . . . . . . . . .    29
      7.2      Defaults at Option of Banks. . . . . . . . . . . . .    30
      7.3      Remedies upon Default. . . . . . . . . . . . . . . .    31
ARTICLE VIII.  AGENT. . . . . . . . . . . . . . . . . . . . . . . .    32
      8.1      Appointment and Grant of Authority . . . . . . . . .    32
      8.2      Non-Reliance on Agent. . . . . . . . . . . . . . . .    32
      8.3      Responsibility of the Agent and Other Matters. . . .    32
      8.4      Action on Instructions . . . . . . . . . . . . . . .    33
      8.5      Action in Event of Default . . . . . . . . . . . . .    33
      8.6      Indemnification. . . . . . . . . . . . . . . . . . .    33
      8.7      Agent's Rights as a Bank . . . . . . . . . . . . . .    33
      8.8      Loan Advances. . . . . . . . . . . . . . . . . . . .    34
      8.9      Payment to Banks . . . . . . . . . . . . . . . . . .    34
      8.10     Notice of Event of Default . . . . . . . . . . . . .    34
      8.11     Equalization of Banks. . . . . . . . . . . . . . . .    34
      8.12     Successor Agent. . . . . . . . . . . . . . . . . . .    34
ARTICLE IX.    GENERAL PROVISIONS . . . . . . . . . . . . . . . . .    35
      9.1      Waiver of Rights of Set-Off. . . . . . . . . . . . .    35
      9.2      Amendments . . . . . . . . . . . . . . . . . . . . .    35
      9.3      No Implied Waiver; Cumulative Remedies . . . . . . .    35
      9.4      Certain Taxes. . . . . . . . . . . . . . . . . . . .    36
      9.5      Notices. . . . . . . . . . . . . . . . . . . . . . .    36
      9.6      Costs. . . . . . . . . . . . . . . . . . . . . . . .    36
      9.7      Severability . . . . . . . . . . . . . . . . . . . .    37
      9.8      Covenants to Survival. . . . . . . . . . . . . . . .    37
      9.9      Investment . . . . . . . . . . . . . . . . . . . . .    37
      9.10     Holiday Payments . . . . . . . . . . . . . . . . . .    37
      9.11     Governing Law. . . . . . . . . . . . . . . . . . . .    37
      9.12     Successors, Assigns and Participations . . . . . . .    37
      9.13     Counterparts . . . . . . . . . . . . . . . . . . . .    38
      9.14     Funding by Branch, Subsidiary or Affiliate . . . . .    38
      9.15     Tax Withholding Forms. . . . . . . . . . . . . . . .    39
















                                                                        ii

                               INDEX OF EXHIBITS

                                                Principal
Exhibit                                          Section
Reference                     Exhibit           Reference         Page
---------                     -------           ---------         ----

   A          Revolving Credit Note               2.1d             12
   B          Request for Disbursement            2.2b             13
   C          Compliance Certificate              4.2              24
   D          Opinion of Counsel                  6.2(xi)          29


                               INDEX OF SCHEDULES


                                                Principal
Schedule                                         Section
Reference                     Schedule          Reference         Page
---------                     --------          ---------         ----

   3.6        Encumbrances                        3.6              21











































                                                                        iii

                               CREDIT AGREEMENT


             THIS CREDIT AGREEMENT dated as of October 15, 1999, by and among COOPER TIRE & RUBBER COMPANY, as the Borrower (the "Borrower"), the FINANCIAL INSTITUTIONS PARTY hereto, as the lenders (individually a "Bank" and collectively the "Banks") and PNC BANK, NATIONAL ASSOCIATION, as the agent for the Banks (the "Agent").

WITNESSETH:

             WHEREAS, the Borrower desires to obtain loans from the Banks pursuant to this Agreement in an aggregate amount not to exceed $350,000,000 at any one time outstanding and the Banks are willing to make such loans upon the terms and conditions as hereinafter set forth.

             NOW, THEREFORE, in consideration of mutual promises contained herein and other valuable consideration and with the intent to be legally bound hereby, the parties hereto agree as follows:

ARTICLE I.   DEFINITIONS.

1.1 Defined Terms. As used herein the following terms shall have the meaning specified unless the context otherwise requires:

             "Affiliate" shall mean any Person directly or indirectly Controlling, Controlled by, or under common Control of the Borrower.

             "Agent" shall mean PNC Bank, National Association in its capacity as Agent or its successor appointed pursuant to Section 8.12 hereof.

             "Agent's Letter" shall mean the letter from the Agent to the Borrower dated as of October 15, 1999, as the same may from time to time be amended or otherwise modified or supplemented.

             "Agreement" shall mean this Credit Agreement (270 Day) as the same may from time to time be amended or otherwise modified or supplemented.

             "Applicable Margin" shall mean for each Revolving Credit Loan the rate per annum determined from time to time based upon the Ratings in effect by S&P and Moody's set forth under the relevant column heading below opposite such Ratings:

                                RATINGS
                                                Applicable Margin
                                           (in basis points per annum)
        S&P/Moody's                             Euro-Rate Option
-----------------------------              ---------------------------

A+/A1 or higher	            18.5
A/A2 or lower	            30.0

provided that, in the event that the Ratings of S&P and Moody's do not coincide, the Applicable Margin set forth above opposite the higher of such Ratings will apply; and provided further, in the event that one Rating is in effect, the Applicable Margin set forth above for such Rating will apply. Notwithstanding the foregoing, in the event that no Ratings are in effect at such time of determination, the Applicable Margin will be determined in a manner to be mutually agreed upon by the Agent and the Borrower and consented to by the Banks.




                                                                        1

             "Applicable Usage Fee" shall mean (i) for each day that the outstanding balance of the Revolving Credit Loans is equal to or less than $175,000,000, zero (0) basis points per annum, and (ii) for each day that the outstanding balance of the Revolving Credit Loans is greater than $175,000,000, ten (10) basis points per annum.

             "Authorized Officer" shall mean the Chief Executive Officer, the President, any Vice President, Controller, the Treasurer or the Assistant Treasurer of the Borrower. The Agent shall be entitled to rely on the incumbency certificates delivered pursuant to Subsection 6.2(ix) hereof for the initial designation of each Authorized Officer. Additions or deletions to the list of Authorized Officers may be made by the Borrower at any time by delivering to the Agent a revised incumbency certificate.

             "Bank" shall mean any of the several financial institutions party to this Agreement.

             "Bank Indebtedness" shall mean (i) the Revolving Credit Loans then outstanding, together with all increases or refinancings thereof, (ii) all interest, fees and any other amounts due hereunder by reason of advances by the Banks, made to, or for the account of, the Borrower pursuant to this Agreement, and (iii) all reasonable out-of-pocket expenses incurred by the Banks and the Agent (including but not limited to fees and expenses of counsel).

             "Base Rate" shall mean the higher of (i) Agent's Prime Rate or
(ii) the sum of (A) the Federal Funds Effective Rate plus (B) fifty (50) basis points (1/2%).

             "Base Rate Option" shall mean the interest rate options, as applicable, described in Subsections 2.6a(i)(A) or 2.6a(ii)(A) of this Agreement.

             "Base Rate Portion" shall mean the Revolving Credit Loans bearing interest under the Base Rate Option.

             "Base Rate Segment" shall mean each Revolving Credit Loan bearing interest under the Base Rate Option.

             "Borrower" shall have the meaning ascribed to it in the preamble hereto.

             "Business Day" shall mean, (a) when used in any context other than in reference to or in connection with Euro-Rate Segments, any day, other than a Saturday or Sunday, on which the Banks are open for business in Pittsburgh, Pennsylvania and New York, New York and (b) when used in the context of a Euro-Rate Segment, any day, other than a Saturday or Sunday, on which (i) commercial banks are open for business in Pittsburgh, Pennsylvania and New York, New York and (ii) dealings in eurodollar funding between banks may be carried on at the location at which each of the Banks transacts its eurodollar funding and the Target (the Transeuro real time gross settlement system) is operating.

             "Capital Compensation Amount" shall have the meaning given it in
Section 2.6.

             "Capitalized Lease" shall mean a lease under which the obligations of the lessee would, in accordance with GAAP, be included in determining total liabilities as shown on the liability side of a balance sheet of the lessee.

             "Capitalized Lease Obligations" shall mean the portion of the obligations under a Capitalized Lease which would be shown as a liability on a balance sheet in accordance with GAAP.

                                                                        2

             "Change in Law" shall have the meaning given it in Section 2.6.

             "Closing Date" means the date on which each of the conditions precedent set forth in Section 6.2 is satisfied.

             "Code" means the Internal Revenue Code of 1986, as amended from time to time, or any successor legislation thereto, together with all regulations promulgated and rulings issued thereunder.

             "Commitment" shall mean, as to any Bank, the sum of the Dollar amount set forth opposite such Bank's name on its signature page hereto under the heading "Maximum Dollar Amount of Revolving Credit Commitment".

             "Compliance Certificate" shall mean the compliance certificate in substantially the form of Exhibit "C" hereto, which shall be delivered by the Borrower to the Banks in accordance with Section 4.2 hereof.

             "Consolidated" shall mean the consolidation of accounts of two or more Persons in accordance with GAAP.

             "Consolidated Indebtedness" shall mean the Indebtedness of the Borrower and its Subsidiaries determined on a Consolidated basis in accordance with GAAP, consistently applied.

             "Consolidated Net Income" shall mean the total net income (or deficit) of the Borrower and its Subsidiaries for the period in question (taken as a cumulative whole) determined in accordance with GAAP on a consolidated basis, consistently applied.

             "Consolidated Net Income Available for Fixed Charges" shall mean the Consolidated Net Income for any period after adding back Fixed Charges and provisions for taxes in respect of or measured by income or excess profits, all in the respective amounts theretofore deducted in determining Consolidated Net Income for such period.

             "Consolidated Rentals" shall mean the aggregate of the Rentals of the Borrower and its Subsidiaries payable during a specified period in accordance with GAAP.

             "Consolidated Stockholders' Equity" shall mean the total of those items enumerated under the heading "Stockholders' Equity" in the Borrower's then current balance sheet determined on a Consolidated basis in accordance with GAAP, consistently applied.

             "Consolidated Subsidiary" shall mean any Subsidiary which shall, during any relevant period be Consolidated with the Borrower in any Consolidated financial statement furnished to the Banks.

             "Consolidated Total Assets" shall mean the assets of the Borrower and its Subsidiaries, determined on a Consolidated basis in accordance with GAAP consistently applied.

             "Control (and its derivatives)": Either (i) the ownership of twenty percent (20%) or more of any class of voting securities, partnership interests or other equity interests of a Person, or (ii) the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a Person, whether through the ownership of voting securities, partnership interests or other equity interests, by contract or otherwise, including without limitation the power to elect a majority of the directors of a corporation or trustees of a trust, as the case may be.

             "Date of Determination" shall mean each date as of which any test to be made or applied under this Agreement is made or applied.

                                                                        3

             "Disbursement" shall mean an advance of proceeds to the Borrower made pursuant to Section 2.1.

             "Disclosure Letter" shall mean that certain letter dated on or prior to the Closing Date delivered by the Borrower to the Agent for redelivery to the Banks that discusses certain pending legal matters.

             "Dollar" or "$" shall mean the legal tender of the United States of America.

             "Encumbrance" shall mean any encumbrance, mortgage, lien, charge, pledge, security interest, priority payment, conditional sales agreement right, or other title retention agreement right (including any Capitalized Lease) in, upon or against any asset of the Borrower except for a pledge of the stock of Cooper-Avon Tyres Limited in favor of the Borrower.

             "Environmental Law" shall mean any and all statutes, laws, regulations, ordinances, rules, judgments, orders, decrees, permits, concessions, grants, franchises, licenses, agreements or other governmental restrictions relating to the environment or the Release of any Hazardous Substances into the environment.

             "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as now in effect and as hereafter from time to time amended, or any successor statute, and the rules and regulations promulgated thereunder, as from time to time in effect.

             "ERISA Affiliate" shall mean as of any relevant time any Person subject to ERISA which is a member of a Controlled group of corporations of which the Borrower is a member, and any trade or business which is subject to ERISA (whether or not incorporated) under common Control with the Borrower, and all other entities which, together with the Borrower, are treated as a single employer under Section 414 of the Internal Revenue Code.

             "Euro-Rate" shall mean with respect to any Revolving Credit Loans denominated in Dollars comprising any Segment to which the Euro-Rate Option applies for any Euro-Rate Interest Period, the interest rate per annum determined by the Agent by dividing (the resulting quotient rounded upward to the nearest 1/100th of 1% per annum) (i) the rate of interest determined by the Agent in accordance with its usual procedures (which determination shall be conclusive and binding upon the Borrower, absent manifest error on the part of the Agent) to be the average of London interbank offered rates for U.S. Dollars quoted by the British Bankers Association as set forth on Dow Jones Markets Service (formerly known as Telerate) (or appropriate successor or, if British Banker's Association or its successor ceases to provide such quotes a comparable replacement determined by the Agent) display page 3750 (or such other display page on the Dow Jones Markets Service system replacing page
3750), two (2) Business Days prior to the first day of such Euro-Rate Interest Period for an amount comparable to such Revolving Credit Loans and having a borrowing date and a maturity comparable to such Euro-Rate Interest Period by
(ii) a number equal to 1.00 minus the Euro-Rate Reserve Percentage. Such Euro-Rate may also be expressed by the following formula:

     Euro-Rate  =  Average of London interbank offered rates
                   quoted by BBA as shown on Dow Jones Markets
                   Service display page 3750 or appropriate successor
                   1.00 - Euro-Rate Reserve Percentage

             "Euro-Rate Interest Period" shall mean any individual period of one month, two months, three months, six months or other period then available up to a maximum of nine months; provided however that the availability of a period in excess of six months is subject to the express approval of the Required Banks, commencing on the borrowing date, conversion date or renewal date of the Euro-Rate Segment to which such period shall apply; provided,
<continued>
                                                                        4
however, that any Euro-Rate Interest Period which would otherwise end on a day which is not a Business Day shall be extended to the next Business Day unless such Business Day falls in the succeeding calendar month in which case such Euro-Rate Interest Period shall end on the next preceding Business Day; and provided further that any Euro-Rate Interest Period which begins on the last day of a calendar month or on a day for which there is no numerically corresponding day in the subsequent calendar month during which such Euro-Rate Interest Period is to end shall end on the last Business Day of such subsequent month.

             "Euro-Rate Option" shall mean the ability of the Borrower to have all or any Segment of the Revolving Credit Loans then outstanding bear interest at a fixed rate of interest related to the Euro-Rate, all as more fully set forth in Subsection 2.4a(ii).

             "Euro-Rate Portion" shall mean the Revolving Credit Loans then outstanding bearing interest under the Euro-Rate Option.

             "Euro-Rate Reserve Percentage" shall mean, for each Euro-Rate Interest Period, that percentage (expressed as a decimal), as determined by the Agent as to the Euro-Rate Segment as to which the rate is then being set, which is in effect on the first day of such Euro-Rate Interest Period, (i) as prescribed by the Board of Governors of the Federal Reserve System (or any successor), for determining the maximum reserve requirements (including without limitation supplemental, marginal or emergency reserve requirements) with respect to eurocurrency funding (currently referred to as "Eurocurrency Liabilities") of a member bank in such system; and (ii) to be maintained by a Bank as required for reserve liquidity, special deposit, or a similar purpose by any governmental or monetary authority of any country or political subdivision thereof (including any central bank), against (A) any category of liabilities that includes deposits by reference to which a Euro-Rate is to be determined, or (B) any category of extension of credit or other assets that includes Revolving Credit Loans or Segments to which a Euro-Rate applies. The Euro-Rate shall be adjusted automatically with respect to any Euro-Rate Segment outstanding on the effective date of any change in the Euro-Rate Reserve Percentage, as of such effective date.

             "Euro-Rate Segment" shall mean each Revolving Credit Loan bearing interest under the Euro-Rate Option for a discrete Interest Period.

             "Event of Default" shall mean an occurrence of events or the existence of conditions described in Sections 7.1 through 7.2 inclusive, and any continuance thereof.

"Facility Fee" shall mean as of any Date of Determination the Facility Fee Rate multiplied by the Revolving Credit Commitment.

             "Facility Fee Rate" shall mean the rate per annum determined from time to time based upon the Ratings in effect by S&P and Moody's set forth under the relevant column heading below opposite such Ratings:

                                  RATINGS
                                                    Facility Fee Rate
      S&P/Moody's                              (in basis points per annum)
-------------------------                      --------------------------
A+/A1 or higher	                6.5
A/A2 or lower	                7.5

provided that, in the event that the Ratings of S&P and Moody's do not coincide, the Facility Fee Rate set forth above opposite the higher of such Ratings will apply; and provided further, in the event that one Rating is in effect, the Facility Fee Rate set forth above for such Rating will apply.


<continued>
                                                                        5

Notwithstanding the foregoing, in the event that no Ratings are in effect at such time of determination, the Facility Fee Rate will be determined in a manner to be mutually agreed upon by the Agent and the Borrower and consented to by the Banks. The Facility Fee Rate shall be adjusted if necessary as of the date of any change in the Ratings.

             "Federal Funds Effective Rate" shall mean, for any day, the weighted average (rounded upwards if necessary to the next 1/100 of 1%) of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers as published the next succeeding day by the Federal Reserve Bank of New York or, if such rate is not so published for any day that is not a Business Day the average (rounded upwards, if necessary to the next 1/100 of 1%) of the quotation for such day for such transactions received by the Agent from three Federal funds brokers of recognized standing selected by it.

             "Fee Letter" shall mean that certain letter form the Agent to the Borrower setting forth the closing fee due each Bank.

             "Fiscal Quarter" shall mean each successive three-month period from January 1 to and including March 31, April 1 to and including June 30, July 1 to and including September 30, and October 1 to and including December 31.
             "Fiscal Year" shall mean each successive 12-month period from January 1 to and including December 31.

             "Fixed Assets" shall mean tangible assets (real, personal or mixed) material to the ongoing business operations of the Borrower on a Consolidated basis.

             "Fixed Charges" shall mean the aggregate interest charges (including the portion of payments under Capitalized Leases attributable to interest) and Rentals payable by the Borrower and its Subsidiaries for any period with respect to Indebtedness and lease obligations existing at any time during such period, after eliminating all inter-company items in accordance with GAAP.

             "GAAP" shall mean generally accepted accounting principles in effect in the United States which shall include, but not be limited to, the official interpretations thereof as defined by the Financial Accounting Standards Board, its predecessors and its successors.

             "Governmental Person" means the government of the United States or the government of any state or locality therein, or any foreign country or any political subdivision or any governmental, quasi-governmental, judicial, public or statutory instrumentality, authority, body or entity, or other regulatory bureau, authority, body or entity of the United States or any state or locality therein, including the Federal Deposit Insurance Company, the Comptroller of the Currency or the Board of Governors of the Federal Reserve System, any central bank or any comparable authority.

             "Granting Bank" shall have the meaning assigned to that term in
Section 9.12(a)(ii).

             "Guarantee" or "Guaranty" shall mean any obligation, direct or indirect, by which a Person undertakes to guaranty, assume or remain liable for the payment or performance of another Person's obligations, including but not limited to (i) endorsements of negotiable instruments (except for deposits or collection in the ordinary course of business), (ii) discounts with recourse, (iii) agreements to pay or perform upon a second Person's failure to pay or perform, (iv) remaining liable on obligations assumed by a second Person, (v) except for the Borrower's obligations pursuant to Section 2.9,


<continued>
                                                                        6
agreements to maintain the capital, working capital solvency or general financial condition of a second Person and (vi) agreements for the purchase or other acquisition of products, materials, supplies or services, if in any case payment therefor is to be made regardless of the non-delivery of such products, materials or supplies or the non-furnishing of such services.

             "Hazardous Substances" shall mean (i) any hazardous, toxic or polluting substance regulated by any Environmental Law and (ii) any petroleum products.

             "Indebtedness" shall mean as applied to any Person, without duplication, all liabilities of such Person for borrowed money, direct or contingent, whether evidenced by a bond, note, debenture, Capitalized Lease Obligation, deferred purchase price arrangement, title retention device, reimbursement agreement (except as any such reimbursement agreement relates to the issuance of a letter of credit to support a surety or performance bond which is a performance guaranty), Guaranty, book entry or otherwise.

             "Ineligible Security" shall mean any security which may not be underwritten or dealt in by member banks of the Federal Reserve System under
Section 16 of the Banking Act of 1933 (12 U.S.C. Section 24, Seventh), as amended.

             "Interest Period" shall mean a Euro-Rate Interest Period.

             "Loan Account" shall mean the account maintained by the Agent pursuant to Section 2.10.

             "Loan Documents" shall mean this Agreement, the Revolving Credit Notes and the Requests for Disbursement.

             "Margin Stock" shall be defined herein as defined in Regulation U promulgated by the Board of Governors of the Federal Reserve System as such regulation is now in effect and may hereafter be amended.

             "Material Adverse Effect" means, any change or effect that is materially adverse to the assets, liabilities, results of operations or financial condition of the Borrower and its Consolidated Subsidiaries taken as a whole.

             "Maturity Date" shall mean (i) July 10, 2000, (ii) such earlier date on which the Revolving Credit Commitment shall terminate pursuant to
Section 2.3 or (iii) such date, when, pursuant to Article VII hereof, the Revolving Credit Commitment shall terminate.

             "Merger" shall mean either the merger of The Standard Products Company with and into Borrower or CBT Acquisition Company, a wholly-owned Subsidiary of the Borrower, pursuant to the terms of the Merger Agreement.

             "Merger Agreement" shall mean the Agreement and Plan of Merger dated July 27, 1999, by and among the Borrower, CTB Acquisition Company and The Standard Products Company.

             "Moody's" shall mean Moody's Investors Service, Inc.

             "Multiemployer Plan" shall mean a "multiemployer plan" as defined in Section 4001(a)(3) of ERISA to which any Borrower or any ERISA Affiliate is making or accruing an obligation to make contributions or has within any of the preceding five plan years made or accrued an obligation to make contributions.

             "Option" shall mean any of the Base Rate Option or the Euro-Rate Option.


             "Other Taxes" shall have the meaning assigned to it in Section
2.13b.

             "Participant" shall mean any financial institution or other entity which purchases a Participation in any Revolving Credit Loan hereunder from any Bank.

             "Participation" shall mean the sale, pursuant to Subsection 9.12b, by any Bank to any Participant of an undivided interest in all or any part of the Revolving Credit Loans or any Commitment under the Revolving Credit Commitment.

             "PBGC" shall mean the Pension Benefit Guaranty Corporation or any entity succeeding to any or all of its functions under ERISA.

             "Permitted Encumbrances" shall mean those Encumbrances allowed pursuant to Section 5.3 hereof.

             "Person" shall mean any individual, corporation, association, trust, firm, partnership, joint venture, unincorporated organization, limited liability company, or other entity or enterprise or any government or any political subdivision, department, agency or instrumentality thereof.

             "Plan" shall mean at any time an employee pension benefit plan (other than a Multiemployer Plan) which is covered by Title IV of ERISA or subject to the minimum funding standards under Section 302 of ERISA and
Section 412 of the Internal Revenue Code and either (i) is maintained by a Borrower and/or any ERISA Affiliate for employees of a Borrower and/or any ERISA Affiliate or (ii) has at any time within the preceding five years been maintained by a Borrower and/or any ERISA Affiliate for employees of a Borrower and/or any ERISA Affiliate. For purposes of this Agreement, the term "Plan(s)" shall not include a terminated employee pension benefit plan for which final distribution of assets has been made in full compliance with the provisions of Section 4041(b) of ERISA prior to the date of this Agreement, and for which the Internal Revenue Service has issued a favorable determination letter regarding termination of such plan.

             "PNC" shall mean PNC Bank, National Association, a national banking association.

             "Portion" shall mean any Euro-Rate Portion or any Base Rate
Portion.

             "Prime Rate" shall mean the rate of interest announced from time to time by PNC at its principal office as its prime rate, which rate may not be the lowest interest rate then being charged commercial borrowers by the Agent.

             "Pro Rata" shall mean (i) as to amounts due to or from any Bank with respect to advances from or repayments to the Banks under the Revolving Credit Commitment, each such Bank's Revolving Credit Commitment Percentage of such advances and repayments, and (ii) with respect to all fees or costs due the Banks hereunder an amount equal to each such Bank's Revolving Credit at the Date of Determination.

             "Ratings" shall mean the senior unsecured long term debt ratings of the Borrower in effect from time to time by Moody's or S&P.

             "RCRA" shall mean the Resource Conservation and Recovery Act, 42 U.S.C. 6901 et seq. and the regulations adopted pursuant thereto, as the same may be amended.


             "Release" or "Released" shall mean any release, spill, discharge, leak or disposal of any Hazardous Substance which occurs in a manner which is not in compliance with an Environmental Law.

             "Rentals" shall mean all amounts (whether or not designated as rentals) payable by a lessee under any lease (other than a Capitalized Lease) during a specific period after eliminating all inter-company items in accordance with GAAP. If and to the extent the amount of any Rentals during any future period is not definitely determinable under the lease in question, the amount of such Rentals shall be estimated in such reasonable manner as the Board of Directors of the affected Borrower may in good faith determine.

             "Reportable Event" shall mean a "reportable event" described in
Section 4043(b) of ERISA and the regulations thereunder other than an event described in 29 C.F.R. Part 2615.14 for which the 30-day notice to the PBGC is waived.

             "Request for Disbursement" shall mean the request for Disbursement in substantially the form of Exhibit "C" hereto, which shall be delivered to the Banks by the Borrower in accordance with Subsection 2.1b.

             "Required Banks" shall mean Banks which in the aggregate hold at least 51% of the sum of the Revolving Credit Commitments or if the Revolving Credit Commitments have terminated, at least 51% of the Revolving Credit Loans then outstanding.

             "Revolving Credit Commitment" shall mean the several obligations of the Banks, each in accordance with its Revolving Credit Commitment Percentage, to make available to the Borrower the Revolving Credit Loans, all as set forth in Section 2.1.

             "Revolving Credit Commitment Percentage" shall mean as to any Bank, the percentage set forth opposite such Bank's name on its signature page hereto under the caption "Revolving Credit Commitment Percentage."

             "Revolving Credit Loans" shall mean Disbursements made by the Banks under the Revolving Credit Commitment which Disbursements in the aggregate shall not exceed more than $350,000,000 at any one time outstanding.

             "Revolving Credit Note" shall mean the evidence of Indebtedness substantially in the form of Exhibit "A" hereto and all extensions, renewals, amendments, substitutions and replacements thereto and thereof.

             "S&P" shall mean Standard & Poor's Rating Group, a division of McGraw-Hill, Inc.

             "SEC" shall mean the Securities and Exchange Commission or any successor agency.

             "Section 20 Subsidiary" means the Subsidiary of the bank holding company controlling any Lender, which Subsidiary has been granted authority by the Federal Reserve Board to underwrite and deal in certain Ineligible Securities.

             "Segment" shall mean each individual part of the Revolving Credit Loans having a separate Interest Period and bearing interest under the Euro-Rate Option.

             "Solvent" shall mean, with respect to any Person on a particular date, that on such date (i) the fair value of the property of such Person is greater than the total amount of liabilities, including, without limitation, contingent liabilities, of such Person, (ii) the present fair salable value of the assets of such Person is not less than the amount that will be required to
<continued>
                                                                        9
pay the probable liability of such Person on its debts as they become absolute and matured, (iii) such Person is able to realize upon its assets and pay its debts and other liabilities, contingent obligations and other commitments as they mature in the normal course of business, (iv) such Person does not intend to, and does not believe that it will, incur debts or liabilities beyond such Person's ability to pay as such debts and liabilities mature, and (v) such Person is not engaged or proposes to engage in business or a transaction, and is not about to engage in business or a transaction, for which such Person's property would constitute unreasonably small capital after giving due consideration to the prevailing practice in the industry in which such Person is engaged or proposes to engage. In computing the amount of contingent liabilities at any time, it is intended that such liabilities will be computed at the amount which, in light of all the facts and circumstances existing at such time, represents the amount that can reasonably be expected to become an actual or matured liability.

             "SPC" shall have the meaning given it in Section 9.12.

             "Subsidiary" of any Person at any time shall mean (i) any corporation or trust of which 51% or more (by number of shares or number of votes) of the outstanding capital stock or shares of beneficial interest normally entitled to vote for the election of one or more directors or trustees (regardless of any contingency which does or may suspend or dilute the voting rights) is at such time owned directly or indirectly by such Person or one or more of such Person's Subsidiaries, (ii) any partnership of which such Person is a general partner or of which 51% or more of the partnership interests is at the time directly or indirectly owned by such Person or one or more of such Person's Subsidiaries, or (iii) any limited liability company of which such Person is a member or of which 51% or more of the limited liability company interests is at the time directly or indirectly owned by such Person or one or more of such Person's Subsidiaries.

             "Taxes" shall have the meaning given it in Section 2.13a.

             "Termination Event" shall mean (i) a Reportable Event with respect to a Plan (or an event described in Section 4068(f) of ERISA with respect to a Plan), or (ii) the withdrawal of the Borrower from a Plan during a plan year in which the Borrower was a "substantial employer", as such term is defined in Section 4001(a)(2) of ERISA, or the incurrence of liability by the Borrower under Section 4064 of ERISA upon the termination of a Plan, or
(iii) the distribution of a notice of intent to terminate a Plan pursuant to
Section 4041(a)(2) of ERISA or the treatment of a Plan amendment as a termination under Section 4041 of ERISA, or (iv) the institution of proceedings to terminate a Plan by the PBGC under Section 4042 of ERISA, or
(v) any other event or condition which might reasonably constitute grounds under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Plan.

             "Usage Fee" shall mean the fee payable quarterly in arrears on the last date of each Fiscal Quarter and be determined by multiplying the daily balance of the Revolving Credit Loans outstanding by the Applicable Usage Fee.

             "Voting Stock" shall mean stock of any class or classes (however designated) the holders of which are ordinarily, in the absence of contingencies, entitled to vote for the election of a majority of directors (or persons performing similar functions) of the issuer thereof even though the right so to vote has been suspended by the happening of such a contingency.

             "Withdrawal Liability" shall mean "withdrawal liability" as defined by the provisions of Part 1 of Subtitle E to Title IV of ERISA.

             "Year 2000 Problem" shall have the meaning ascribed to it in
Section 3.18.

1.2 Accounting Terms. All accounting terms used in this Agreement and not otherwise defined herein shall have the respective meanings given to such terms under GAAP, and shall be construed in accordance with GAAP.

1.3 Construction. Unless the context of this Agreement otherwise clearly requires, the following rules of construction shall apply to this Agreement and each of the other Loan Documents:

             (i) Number: Inclusion. References to the plural include the singular, the singular the plural and the part the whole, "or" has the inclusive meaning represented by the phrase "and/or," and "including" has the meaning represented by the phrase "including without limitation."

             (ii) Determination. References to "determination" of or by the Agent or the Banks shall be deemed to include good faith estimates by the Agent or the Banks (in the case of quantitative determinations) and good faith beliefs by the Agent or the Banks (in the case of qualitative determinations) and such determination shall be conclusive absent manifest error.

             (iii) Discretion and Consent. Whenever the Agent or the Banks are granted the right herein to act in its or their sole discretion or to grant or withhold consent such right shall be exercised in good faith.

             (iv) Documents Taken as a Whole. The words "hereof," "herein," "hereunder", "hereto" and similar terms in this Agreement or any other Loan Document refer to this Agreement or such other Loan Document as a whole and not to any particular provision of this Agreement or such other Loan Document.

             (v) Headings. The article, section and other headings contained in this Agreement or such other Loan Documents and the Table of Contents (if any) preceding this Agreement or such other Loan Document are for reference purposes only and shall not control or affect the construction of this Agreement or such other Loan Document or the interpretation thereof in any respect.

             (vi) Implied References. Article, section, subsection, item, clause, schedule and exhibit references are to this Agreement or to such other Loan Document, as the case may be, unless otherwise specified.

             (vii) Persons. Reference to any Person includes such Person's successors and assigns, but, if applicable, only if such successors and assigns are permitted by this Agreement or another Loan Document, as the case may be, and reference to a Person in a particular capacity excludes such Person in any other capacity.

             (viii) Government Acts and Agreements. Reference to any Governmental Acts, agreement or contract includes such Governmental Acts, agreement or contract as the same may be amended, supplemented, modified, extended, waived, consolidated, replaced or renewed from time to time, but only to the extent permitted by, and effected in accordance with, the terms thereof and of this Agreement and the other Loan Documents.

             (ix) From, To and Through. Relative to the determination of any period of time, "from" means "from and including", "to" means "to but excluding", and "through" means "through and including".

             (x) Shall; Will. References to "shall" and "will" are intended to have the same meaning.




             (xi) Writing; Written. References to "writing" include printing, typing, lithography and other means of reproducing words in a tangible visible form. References to "written" include "printed", "typed", "lithographed" and other adjectives relating to words reproduced in a tangible visible form consistent with the preceding sentence and also include electronic images and images stored on computer disks, magnetic tape and like media.

             (xii) "To Borrower's knowledge" means the actual knowledge of the corporate officers of the Borrower whose offices are in Findlay, Ohio.

ARTICLE II.  THE REVOLVING CREDIT LOANS.

2.1          Revolving Credit Commitment.

2.1a         Revolving Credit Loans.  The Banks severally agree, subject to the terms and conditions hereof and relying on the representations and warranties set forth herein, that the Borrower shall have the right to borrow, repay and reborrow from the date hereof until the Maturity Date in Dollars an aggregate principal amount not to exceed $350,000,000 at any one time outstanding. Each Bank from time to time from the date hereof to the Maturity Date, severally will lend to the Borrower at the principal office of the Agent in Pittsburgh, Pennsylvania, amounts not exceeding the amount or percentage opposite such Bank's name on such Bank's signature page hereto; provided, however, in no event shall any Bank be required to advance an amount in excess of the Dollar amount set forth opposite such Bank's name on such Bank's Signature page hereto; and provided, further, that if any Bank fails to advance to the Borrower that Bank's Pro Rata share of any Disbursement, the remaining Banks shall not be required to advance to the Borrower the defaulting Bank's Pro Rata share of such Disbursement.

2.1b         Individual Revolving Credit Commitments.  Subject to the
provisions of Section 2.3 hereof, each Bank shall be individually committed to the Borrower for each Bank's Revolving Credit Commitment Percentage as set forth opposite such Bank's name on the signature page hereto for such Bank as adjusted from time to time to reflect any assignment made pursuant to Section 9.12(a)(i).

2.1c         Revolving Credit Notes.  The obligation of the Borrower to repay the aggregate unpaid principal amount of the Revolving Credit Loans and interest thereon shall be evidenced by the Revolving Credit Notes, in substantially the form of Exhibit "A" attached hereto drawn by the Borrower to the order of each Bank in the maximum amount of such Bank's Revolving
Credit Commitment. The principal amount actually due and owing to a Bank at any one time shall be the aggregate unpaid principal amount of all Disbursements made by such Bank pursuant to the Revolving Credit Commitment, all as shown on the Loan Account established pursuant to Subsection 2.12 hereof. Each Revolving Credit Note shall be dated the date hereof and shall be delivered to the Agent on behalf of the Banks on such date. The outstanding Revolving Credit Loans shall bear interest in accordance with the provisions of Section 2.4.

2.1d         Repayment.  On the Maturity Date, the Borrower shall repay in full all amounts outstanding under the Revolving Credit Commitment, together with all interest thereon to the date of such repayment and all other fees and costs due hereunder.

2.2          Disbursements and Repayments.







2.2a         Borrowings.  Each Disbursement of the Revolving Credit Loans,
repayment thereof and subsequent reborrowing shall be made from or to the Banks ratably in proportion to their respective Commitments set forth in Subsections 2.1b and shall be in an aggregate Dollar amount of $1,000,000 or if in excess of $1,000,000 in integral multiples of $1,000,000; provided, however, that if a Disbursement is to bear interest at the Euro-Rate Option then such Disbursement must be in the amounts required by Subsection 2.4d.

2.2b         Disbursement Request.  Each request for a Disbursement under
Section 2.1 shall be made to the Agent by an Authorized Officer of the Borrower orally or in writing pursuant to the execution and delivery by the Borrower to the Agent of a Request for Disbursement, substantially in the form of Exhibit "B" hereto, (A) by 10:00 A.M. (Pittsburgh, Pennsylvania time) on the date of the proposed Disbursement if the Disbursement is initially to bear interest at the Base Rate Option or (B) by 10:00 A.M. (Pittsburgh, Pennsylvania time) at least three (3) Business Days prior to the proposed Disbursement with respect to Revolving Credit Loans if the Disbursement or any part thereof is to initially bear interest at the Euro-Rate Option, in each case specifying the proposed borrowing date and the Dollar amount thereof, selecting the interest rate Option therefor pursuant to Section 2.4 hereof, if appropriate, selecting the Interest Period therefor. Any oral request for a Disbursement hereunder shall be followed immediately by the Borrower's written Request for Disbursement. A request from the Borrower pursuant to this
Section 2.2b with respect to a Disbursement or any part thereof which is initially to bear interest at the Euro-Rate Option, shall irrevocably commit the Borrower to accept such Disbursement on the date specified in such request. Promptly upon receipt of such notice, the Agent shall notify each Bank of the Borrower's request and the amount of such requested Disbursement which is to be advanced by such Bank. Each such Bank shall make its Pro Rata share of such Disbursement available at the Agent's principal office in immediately available funds no later than 3:00 P.M. (Pittsburgh, Pennsylvania time) on the date of the requested Disbursement.

2.2c         Repayments.  Each repayment of the Revolving Credit Loans (other than a repayment which entirely repays all such Revolving Credit Loans then outstanding, whether on the Maturity Date or otherwise) shall be in the Dollar amount of $1,000,000 or if in excess of $1,000,000, in integral multiples of $1,000,000; provided, however, if such repayment is to repay Revolving Credit Loans bearing interest at the Euro-Rate Option then such repayment must be in the amounts required by Subsection 2.4d; and provided, further, that any such repayment shall require notice to the Agent in accordance with the provisions of Section 9.5(ii), (A) by 10:00A.M. (Pittsburgh, Pennsylvania time) on the date of the proposed repayment if the repayment is for Revolving Credit Loans bearing interest at the Base Rate Option or (B) by 10:00 A.M. (Pittsburgh, Pennsylvania time) at least one (1) Business Day prior to the proposed repayment if the repayment is for Revolving Credit Loans bearing interest at the Euro-Rate Option.

2.3 Reduction of Revolving Credit Commitment. At any time and from time to time upon at least five (5) Business Days' prior written notice to the Agent, the Borrower may terminate, in whole or in part, without penalty, the then unused portion of the Revolving Credit Commitment, thereby causing a corresponding abatement of the Facility Fee; provided, however, that the Revolving Credit Commitment shall terminate without the necessity for further action on behalf of the Borrower, the Agent or the Banks if such commitment is reduced to $0. Each such reduction shall be in a minimum principal amount of $10,000,000 or, if in excess of $10,000,000, in integral multiples of $1,000,000. The Facility Fee shall cease to accrue with respect to the portion of the Revolving Credit Commitment so terminated five (5) Business Days after receipt of such notice or the date of such reduction, whichever is




<continued>
                                                                        13
later. Notice of termination once given shall be irrevocable and the portion of the Revolving Credit Commitment so terminated shall not be available for borrowing once such notice has been given under the terms hereof. The Agent shall promptly notify each Bank of its Pro Rata share of such terminated unused portion and the date of each such termination.

2.4          Revolving Credit Loan Interest Rates.

2.4a         Interest Rate Options.  During the term hereof and prior to the
Maturity Date, in accordance with the provisions of Subsection 2.4c, the Borrower shall have the option of electing from time to time one or more of the interest rate formulas set forth below to be applied by the Banks to amounts then outstanding under Revolving Credit Loans. The actual interest rates hereunder shall also be adjusted in accordance with Section 2.4b hereof.

             (i) Base Rate Option. Interest under this Option shall accrue at a rate per annum equal to the Base Rate. The actual interest rate in effect under this Option shall be adjusted on the effective date of any change in the Base Rate.

             (ii) Euro-Rate Option. Interest under this Option shall accrue for any Euro-Rate Interest Period selected at a rate per annum equal to the sum of the Euro-Rate plus the Applicable Margin, and shall be adjusted as of the date of any change of Ratings, if necessary.

2.4b         Interest Rate Upon Default.

             (i)(A) Upon the occurrence of an Event of Default under Section 7.1, and during the continuance of such Event of Default, or (B) upon the acceleration of the Bank Indebtedness for any reason, interest under the Base Rate Option and the Euro-Rate Option shall be 2% per annum (200 basis points) in excess of the applicable interest rate then in effect.

             (ii) Upon receipt by the Borrower of notice from the Agent of the occurrence of an Event of Default under Section 7.2 and during the continuance of such Event of Default, interest under the Base Rate Option and the Euro-Rate Option shall be 2% per annum (200 basis points) in excess of the applicable interest rate then in effect.

             (iii)  The provisions of the immediately preceding items (i) and
(ii) to the contrary notwithstanding, if (A) the Borrower has not given notice to the Banks of an Event of Default in accordance with the provisions of
Section 9.5 and (B) the Banks, after becoming aware of such Event of Default and based on such Event of Default, wish to impose the default rate of interest in accordance with either of the preceding items (i) and (ii), such default rate of interest shall be effective as of the first day on which such default rate would have been in effect had the Borrower given such notice in accordance with the provisions of Section 9.5.

2.4c             Interest Rate Option Elections.  The Borrower shall have the option to elect to have all or any Portion of the Revolving Credit Loans bear interest at either of the Base Rate Option or the Euro-Rate Option, subject, however to the other provisions of this Agreement. Notice of the Borrower's election shall be made to the Agent orally or in writing by 10:00 A.M. (Pittsburgh, Pennsylvania time) (i) on the proposed effective date of such election, if such election is the election of the Base Rate Option; and, (ii) at least three (3) Business Days prior to the proposed effective date of such election, if such election is the election of the Euro-Rate Option. Each such notice of election shall specify the Option and the amount of the Revolving Credit Loans to bear interest at such Option, and in the case of the selection of the Euro-Rate Option, the Interest Period therefor. Upon receipt of each such notice from the Borrower, the Agent shall promptly notify each of the

<continued>
                                                                        14

Banks. Any oral notice of election hereunder shall be followed immediately by the Borrower's written confirmation of such interest rate election. Elections of or conversions to the Base Rate Option shall continue in effect until converted as herein set forth. Elections of, conversions to or renewals of the Euro-Rate Option shall expire as to each such Option at the expiration of the applicable Interest Period; provided, however, that no Interest Period for the Euro-Rate Option may be elected, converted or renewed if such Interest Period will extend beyond the Maturity Date or so long as an Event of Default has occurred and is continuing. Any Segment of any Revolving Credit Loan outstanding for which no Interest Rate Option election has been made shall bear interest at the Base Rate Option. Any Segment of any Revolving Credit Loan bearing interest at the Euro-Rate, for which no Euro-Rate Interest Period has been made shall have a Euro-Rate Interest Period of one month.

2.4d         Limitation on Election of Euro-Rate Options.  Each election of the Euro-Rate Option for a Portion of the Revolving Credit Loans bearing interest at the Euro-Rate Option must be in the minimum principal amount of $5,000,000 or, if in excess of $5,000,000, in integral multiples of $1,000,000. Any minimum amount of an election of the Euro-Rate Option hereunder may be comprised, in whole or in part, of (i) existing Revolving Credit Loans bearing interest at the Base Rate Option or the Euro-Rate Option (provided the Interest Period relating thereto shall expire immediately prior to the commencement of the Interest Period), (ii) the previously undisbursed portion of the Revolving Credit Commitment or (iii) any combination of the amounts described in the immediately preceding items (i) and (ii). At no time during the term hereof may there be more than six (6) separate Interest Periods in effect relating to Revolving Credit Loans.

2.5          Special Provisions Relating to Euro-Rate Options.

2.5a         Euro-Rate Unascertainable.  In the event that on any date on which a Euro-Rate would otherwise be set, the Agent shall have determined in good faith (which determination shall be final and conclusive) that by reason of circumstances affecting the interbank Eurodollar market adequate and reasonable means do not exist for ascertaining the Euro-Rate, the Agent shall give prompt notice of such determination to the Borrower and the Banks, and until the Agent notifies the Borrower and the Banks that the circumstances giving rise to such determination no longer exist, the right of the Borrower to borrow under or renew such affected Option shall be suspended. Any notice of borrowing under or renewal of such affected Option which was to become effective during the period of such suspension shall be treated as a request to borrow under or renew the Base Rate Option with respect to the principal amount therein specified.

2.5b         Illegality of Offering Euro-Rate.  If any Bank shall determine in good faith (which determination shall be final and conclusive) that compliance by such Bank with any applicable law, treaty or governmental rule, regulation, guideline, order, request or directive (whether or not having the force of law), or the interpretation or application thereof by any governmental or monetary authority, adopted after the date hereof, has made it unlawful for such Bank to make or maintain its Revolving Credit Loans under the Euro-Rate Option, such Bank shall give notice of such determination to the Borrower and the Agent. Notwithstanding any provision of this Agreement to the contrary, unless and until such Bank shall have given notice that the circumstances giving rise to such determination no longer apply:

             (i) with respect to any Euro-Rate Interest Periods, as the case may be, thereafter commencing, interest on such Bank's Pro Rata share of the corresponding Euro-Rate Portion shall be computed and payable in Dollars under the Base Rate Option; and





             (ii) on such date, if any, as shall be required by law, such Bank's Pro Rata share of any Euro-Rate Portions, as the case may be, then outstanding shall be automatically renewed at the Base Rate Option in Dollars and the Borrower shall pay to such Bank the accrued and unpaid interest on such Portions to (but not including) such renewal date.

             The Borrower shall pay any Bank any additional amounts reasonably necessary to compensate such Bank (on an after-tax basis) for any out-of-pocket costs incurred by such Bank as a result of any renewal pursuant to clause (ii) above on a day other than the last day of the relevant Interest Period, including, but not limited to, any interest or fees payable by such Bank to lenders of funds obtained by it to loan or maintain the lending of the Revolving Credit Loans so converted. Such Bank shall furnish to the Borrower and the Agent a certificate showing the calculation of the amount necessary to compensate such Bank (on an after-tax basis) for such costs (which certificate, in the absence of manifest error, shall be conclusive), and the Borrower shall pay such amount to such Bank, as additional consideration hereunder, within ten (10) days of the Borrower's receipt of such certificate.

2.5c         Inability to Offer Euro-Rate.  In the event that any Bank shall determine, in its reasonable discretion, that it is unable to obtain deposits in the interbank eurodollar market in sufficient amounts and with maturities related to such Euro-Rate Portions which would enable such Bank to fund such Euro-Rate Portions, then such Bank shall immediately notify the Agent of such inability. The Agent, upon receipt of such notice, shall notify the Borrower that the right of the Borrower to borrow under, convert to or renew the Euro-Rate Option from such Bank shall be suspended. Following notification of the suspension of the Euro-Rate Option with respect to any Bank, the Borrower agrees to negotiate with such Bank for a modified Euro-Rate which will allow such Bank to realize its anticipated and bargained for yield. In the event that the Borrower and the affected Bank cannot agree on a modified Euro-Rate, any notice of borrowing under, conversion to or renewal of the Euro-Rate Option which was to become effective during the period of suspension shall be treated as a request to borrow under, convert to or renew the Base Rate Option with respect to the principal amount specified therein attributable to the affected Bank. The affected Bank shall notify the Agent as to whether such Bank and the Borrower have agreed on a modified Euro-Rate.

2.5d         Yield Protection.  If any law, rule, regulation, treaty or official directive or the interpretation or application thereof by any Governmental Person charged with the administration thereof or the compliance with any guideline or request from any central bank or other Governmental Person, adopted after the date hereof, (whether or not having the force of law):

             (i) subjects any Bank to any tax, levy, impost, charge, fee, duty, deduction or withholding of any kind hereunder (other than any tax imposed or based upon the income of such Bank and payable to any governmental or taxing authority in the United States of America or any state thereof or any foreign jurisdiction) or changes the basis of taxation of such Bank with respect to payments by the Borrower of principal, interest or other amounts due from the Borrower hereunder (other than any change which affects, and to the extent that it affects, the taxation by the United States or any state thereof or any foreign jurisdiction of the total net income of such Bank), or

             (ii) imposes, modifies or deems applicable any reserve, special deposit, special assessment or similar requirements against assets held by, deposits with or for the account of or credit extended by such Bank (other than such requirements which are included in the determination of the Euro-Rate hereunder), or

             (iii) imposes upon such Bank any other condition with respect to this Agreement,

<continued>
                                                                        16
and the result of any of the foregoing is to increase the cost to such Bank, reduce the income receivable by such Bank, reduce the rate of return on such Bank's capital, or impose any expense upon such Bank with respect to any Euro-Rate Portion of the Revolving Credit Loans by an amount which such Bank in its sole but reasonable discretion deems to be material, such Bank shall from time to time notify the Borrower and the Agent of the amount determined by such Bank (which determination, absent error, shall be conclusive) to be reasonably necessary to compensate such Bank (on an after-tax basis) for such increase in cost, reduction in income, reduction in rate of return, or additional expense, setting forth the calculations therefor, and the Borrower shall pay such amount to such Bank, as additional consideration hereunder, within ten (10) days of the Borrower's receipt of such notice.

2.5e         Breakage Costs.  In addition to the provisions of Subsections
2.5b and 2.5d hereof, the Borrower hereby agrees to reimburse each Bank against any loss or expense which such Bank may sustain or incur as a consequence of any default by the Borrower (i) in failing to accept any borrowing or renewal hereunder to bear interest at the Euro-Rate Option on the scheduled date, or (ii) in failing to make when due (whether by declaration, acceleration or otherwise) any payment of any Euro-Rate Portion of the Revolving Credit Loans or (iii) in making any payment or prepayment of any Euro-Rate Portion of the Revolving Credit Loans or any part thereof on any day other than the last day of the relevant Interest Period; including, in each case, but not limited to, any loss of profit, premium or penalty incurred by such Bank in respect of funds borrowed by it for the purpose of making or maintaining any Revolving Credit Loan or any Portion thereof as determined by such Bank in the exercise of its sole but reasonable discretion. The affected Bank shall furnish to the Borrower and the Agent a certificate showing the calculation of the amount of any such loss or expense (which certificate, absent error, shall be conclusive), and the Borrower shall pay such amount in the currency in which such Revolving Credit Loan was made to the affected Bank within ten (10) days of the Borrower's receipt of such certificate.

2.5f         Method of Calculation.  In determining the amount due each Bank hereunder by reason of the application of this Section 2.5, each Bank may use any reasonable averaging or attribution method; provided, however, each Bank must use reasonable efforts to minimize such losses and costs.

2.6 Capital Adequacy. If (i) any adoption of or any change in or in the interpretation of any law, rule or regulation, or (ii) compliance with any guideline, request or directive of any United States Governmental Person or United States quasi-governmental authority exercising control over banks or financial institutions generally, including but not limited to regulations set forth at 12 C.F.R. Part 208 (Appendix A) and 12 C.F.R. Part 225 (Appendix A), or any court requires that the Commitments of any Bank hereunder (including, without limitation, commitments and obligations in respect of revolving loans) be treated as an asset or otherwise be included for purposes of calculating the appropriate amount of capital to be maintained by such Bank or any corporation controlling such Bank (a "Change in Law"), the result of which is to reduce the rate of return on such Bank's capital as a consequence of such commitments to a level below that which such Bank could have achieved but for such Change in Law, taking into consideration such Bank's policies with respect to capital adequacy, by an amount which such Bank deems to be material, such Bank shall deliver to the Borrower a statement of the amount necessary to compensate such Bank for the reduction in the rate of return on its capital attributable to such commitments (the "Capital Compensation Amount"). Such Bank shall determine the Capital Compensation Amount in good faith, using reasonable attribution and averaging methods. Such Bank shall from time to time notify the Borrower of the amount so determined. Such amount shall be due and payable by the Borrower to such Bank ten (10) Business Days after such notice is given.




2.7 Method of Disbursements and Payments. All Disbursements under the Revolving Credit Loans shall be made by the Agent (i) making a wire transfer of such funds to the account designated in the Borrower's Request for Disbursement or (ii) transferring such funds into such accounts maintained with the Agent designated in the Borrower's Request for Disbursement. All payments of principal, interest or other costs relating to the Revolving Credit Loans, the Facility Fee and the Usage Fee shall be made by the Borrower to the Agent at the Agent's principal office or at such location as the Agent may direct by 12:00 NOON (Pittsburgh, Pennsylvania time) on the due date. All funds shall be immediately available funds when either transferred via wire transfer into the account designated by the Borrower or delivered by the Borrower to the Agent.

2.8 Interest Payment Dates. Interest due on all outstanding Revolving Credit Loans hereunder shall be payable in arrears: (i) with respect to each Base Rate Segment, (A) on the last Business Day of each March, June, September and December, (B) at maturity whether by acceleration or otherwise and (C) after maturity, on demand until paid in full; (ii) with respect to each Euro-Rate Segment, (A) on the last day of each Euro-Rate Interest Period (provided, however, if the Interest Period chosen for any Euro-Rate Segment exceeds three (3) months, interest on that Euro-Rate Segment shall be due and payable every three (3) months during such Interest Period and on the last day of such Interest Period), (B) at maturity, whether by acceleration or otherwise, (C) on the Maturity Date including amounts, if any, due pursuant to
Section 2.5e hereof and (D) after maturity, on demand until paid in full.

2.9 Calculation of Interest, Facility Fee and Usage Fee. The interest rate calculated pursuant to the Base Rate Option shall be calculated on the basis of the actual number of days elapsed using (i) a year of 365-366 days if the Base Rate is calculated utilizing the Prime Rate or (ii) a year of 360 days if the Base Rate is calculated utilizing the Federal Funds Effective Rate, as the case may be. The interest rate calculated pursuant to the Euro-Rate Option, the Facility Fee and the Usage Fee shall be calculated on the basis of the actual number of days elapsed using a year of 360 days.

2.10 Loan Account. The Agent shall open and maintain on its books a Loan Account in the name of the Borrower, with respect to Disbursements made, repayments, the computation and payment of interest, the Facility Fee, the Usage Fee and the computation of other amounts due and sums paid to the Banks and the Agent pursuant to this Article II. Except in the case of manifest error in computation, such Loan Account shall be conclusive and binding on the Borrower as to the amount at any time due to the Banks and the Agent from the Borrower pursuant to this Article II.

2.11         Fees.

2.11a        Facility Fee.  The Borrower shall pay to the Agent, for the benefit of the Banks, on the last day of each Fiscal Quarter and on the Maturity Date, the Facility Fee at the Facility Fee Rate on the entire amount of the Revolving Credit Commitment. The first payment hereunder shall be only for the actual number of days elapsed between the Closing Date and December 31, 1999.

2.11b        Usage Fee. The Borrower shall pay to the Agent, for the benefit of the Banks, the last day of each Fiscal Quarter on the Maturity Date and thereafter until payment in full of the Bank's Indebtedness, the Usage Fee.

2.12 Interbank Market Presumption. For all purposes of this Agreement and each Revolving Credit Note with respect to any aspects of the Euro-Rate, any Revolving Credit Loan under the Euro-Rate Option, each Bank and the Agent shall be presumed to have obtained rates, funding, currencies, deposits, and the like in the applicable interbank market regardless whether it did so or not; and, each Bank's and the Agent's determination of amounts payable under,

<continued>
                                                                        18
and actions required or authorized by this Agreement shall be calculated, at each Bank's and the Agent's option, as though each Bank and the Agent funded each Segment of Revolving Credit Loans under the Euro-Rate Option through the purchase of deposits of the types and maturities corresponding to the deposits used as a reference in accordance with the terms hereof in determining the Euro-Rate applicable to such Revolving Credit Loans, whether in fact that is the case.

2.13         Taxes.

2.13a        No Deductions.  All payments made by the Borrower hereunder and under each Revolving Credit Note shall be made free and clear of and without deduction for any present or future taxes, levies, imposts, deductions, charges, or withholdings, and all liabilities with respect thereto, excluding taxes imposed on the net income of any Bank and all income and franchise taxes applicable to any Bank organized and existing under the United States or any state thereof (all such non-excluded taxes, levies, imposts, deductions, charges, withholdings, and liabilities being hereinafter referred to as "Taxes"). If the Borrower shall be required by Law to deduct any Taxes from or in respect of any sum payable hereunder or under any Revolving Credit Note,
(i) the sum payable shall be increased as may be necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section 2.13a) each Bank receives an amount equal to the sum it would have received had no such deductions been made, (ii) the Borrower shall make such deductions and (iii) the Borrower shall timely pay the full amount deducted to the relevant tax authority or other authority in accordance with applicable law.

2.13b        Stamp Taxes.  In addition, the Borrower agrees to pay any present or future stamp or documentary taxes or any other excise or property taxes, charges, or similar levies which arise from any payment made hereunder or from the execution, delivery, or registration of, or otherwise with respect to, this Agreement or any Revolving Credit Note (hereinafter referred to as "Other Taxes").

2.13c        Indemnification for Taxes Paid by a Bank.  The Borrower shall indemnify each Bank for the full amount of Taxes or Other Taxes (including without limitation, any Taxes or Other Taxes imposed by any jurisdiction on amounts payable under this Section 2.13) paid by any Bank and any liability (including penalties, interest, and expenses) arising therefrom or with respect thereto, whether or not such Taxes or Other Taxes were correctly or legally asserted. This indemnification shall be made within thirty (30) days from the date a Bank makes written demand therefor.

2.13d        Certificate.  Within 30 days after the date of any payment of any
Taxes by the Borrower, the Borrower shall furnish to each Bank, at its address referred to herein, the original or a certified copy of a receipt evidencing payment thereof. If no Taxes are payable in respect of any payment by the Borrower, the Borrower shall, if so requested by a Bank, provide a certificate of an officer of the Borrower to that effect.

2.13e        Survival.  Without prejudice to the survival of any other
agreement of the Borrower hereunder, the agreements and obligations of the Borrower contained in this Section 2.13 shall survive the payment in full of principal and interest hereunder and under any instrument delivered hereunder.

ARTICLE III. REPRESENTATIONS AND WARRANTIES.

             To induce the Banks to enter into this Agreement and to make the Revolving Credit Loans herein provided for, the Borrower represents and warrants to the Banks that:

3.1          Corporate Existence.


3.1a         The Borrower's Corporate Existence.  The Borrower is a
corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and it is duly qualified and in good standing as a foreign corporation, authorized to do business in each jurisdiction where, because of the nature of its activities or properties, such qualification is required.

3.1b         Subsidiaries' Corporate Existence.  Each Subsidiary, is a
corporation, partnership, limited liability company or business trust duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization, is qualified or licensed as a foreign corporation, partnership, limited liability company or business trust authorized to do business in all jurisdictions in which the character of the properties owned or the nature of the activities conducted makes such qualification or licensing necessary, and has all requisite power and authority to own and operate its properties and to carry on its business as now conducted. All of the issued and outstanding shares of capital stock of each Subsidiary are validly issued and outstanding and fully paid and nonassessable.

3.2 Corporate Authority. The Borrower is duly authorized to execute and deliver this Agreement and the Revolving Credit Notes; all necessary corporate action to authorize the execution and delivery of this Agreement and the Revolving Credit Notes has been properly taken; and it is and will continue to be duly authorized to borrow hereunder and to execute and deliver the Revolving Credit Notes and to perform all of the other terms and provisions of this Agreement.

3.3 Validity of this Agreement and the Revolving Credit Notes. The execution and delivery of this Agreement does not, and the borrowings under this Agreement, the execution and delivery of the Revolving Credit Notes with respect thereto, and the performance by the Borrower of its obligations under this Agreement and the Revolving Credit Notes will not contravene any provision of law, of the Borrower's Restated Certificate of Incorporation or Bylaws or the provisions of any agreement to which the Borrower is a party or by which the Borrower is bound; this Agreement constitutes the legal, valid and binding obligation of the Borrower enforceable in accordance with its terms; and the Revolving Credit Notes, when duly executed on behalf of the Borrower and delivered in accordance with this Agreement will constitute the legal, valid and binding obligations of the Borrower enforceable in accordance with their respective terms.

3.4 Financial Statements. Copies of the Borrower's consolidated audited financial statements as at December 31, 1998, certified by independent certified public accountants and prepared in conformity with GAAP applied on a basis consistent with that of the preceding fiscal year and period, and its unaudited consolidated financial statement as at June 30, 1999, have been furnished to each of the Banks, and each statement presents fairly (a) the consolidated financial condition of the Borrower and its Subsidiaries as at such dates and the results of their operations for the period then ended and
(b) transactions in its Consolidated stockholders' equity accounts, including changes in net unrealized appreciation for the period then ended. There are no material liabilities, direct or indirect, fixed or contingent, of the Borrower or its Subsidiaries as of December 31, 1998 which are not reflected therein or noted thereon. Since December 31, 1998, there has been no material adverse change in the financial condition of the Borrower.








3.5 Litigation; Title to Properties. Except as set forth in Forms 10-K, 10-Q, 8-K or S-4 most recently filed with the SEC and the Disclosure Letter, to the Borrower's knowledge, after diligent inquiry, there is no litigation or governmental proceedings pending or threatened against the Borrower or any Subsidiary the results of which might materially affect the Borrower's or such Subsidiary's financial condition or operations. The Borrower and each Subsidiary has good title to its respective properties and assets except for defects in title which taken as a whole are not material to the Borrower or the Subsidiary. Other than any liability provided for or disclosed in this Section 3.5 or in the financial statements referred to in
Section 3.4, neither the Borrower nor any Subsidiary has any material contingent liabilities.

3.6 Encumbrances. None of the assets of the Borrower or any Subsidiary is subject to any Encumbrance, except for (a) current taxes not delinquent and (b) such mortgages, security interests and Encumbrances which are listed on Schedule 3.6 hereto or permitted pursuant to Section 5.3 hereof.

3.7 ERISA Compliance. The Borrower and each ERISA Affiliate is in compliance with the provisions of ERISA relating to minimum funding requirements. Neither the Borrower nor any ERISA Affiliate has incurred any liability to the PBGC with respect to any Plan. To the best of the Borrower's knowledge, all Plans and trusts maintained by the Borrower and its ERISA Affiliates are intended to qualify under Code Section 401(a) and Code Section 501(a) and to the best of the Borrower's knowledge, no event has occurred which would cause them not to qualify. To the best of the Borrower's knowledge, all Plans have been maintained in compliance with the requirements of ERISA and the Code.

3.8 Tax Returns and Payments. The Borrower and its Subsidiaries have filed all tax returns required by law to be filed and have paid all taxes, assessments and other governmental charges levied upon the Borrower and its Subsidiaries or any of their respective properties, assets, income or franchises which are due and payable other than (a) those presently payable without penalty or interest or (b) those which are deemed by it to be unlawful or excessive in whole or in part which are being contested or will be, in a timely manner, contested in good faith by appropriate proceedings or (c) those which would not, in the aggregate, have a Material Adverse Effect on the financial condition, business operations or assets of the Borrower and its Subsidiaries; and as to which the Borrower or the affected Subsidiary shall have set aside on its books reserves for such claim as are determined to be adequate by application of GAAP consistently applied. The Borrower has disclosed all disputed items on tax returns filed by the Borrower or any of its Subsidiaries which, if settled adversely to the Borrower or the affected Subsidiary, would have a Material Adverse Effect upon the financial condition, business operations or assets of the Borrower and its Subsidiaries to the date hereof to the Banks. The Internal Revenue Service has examined and settled the Federal income tax liability of the affiliated group of companies, including that of the Borrower and its domestic Subsidiaries, for all taxable years up to and including the taxable year ended December 31, 1995. The charges, accruals and reserves on the books of the affiliated group of companies, including the Borrower and its Subsidiaries, in respect of Federal and state income taxes for all fiscal periods to date are adequate, and the Borrower knows of no unpaid assessments for additional Federal or state income taxes for any such fiscal period or any basis therefor.










3.9 Regulations T, U and X, Ineligible Securities. The Borrower's execution and delivery of this Agreement and the Revolving Credit Notes do not directly or indirectly violate or result in a violation of Regulations T, U and X of the Board of Governors of the Federal Reserve System. The Borrower is not engaged in the business of purchasing or selling Margin Stock or extending credit to others for the purpose of purchasing or carrying Margin Stock and no part of the proceeds of any borrowing hereunder will be used to purchase or carry any Margin Stock or for any other purpose which would violate any of the regulations of such Board of Governors. Neither the Borrower nor any Subsidiary intends to use any portion of the proceeds of the Revolving Credit Loans, directly or indirectly, to purchase during the underwriting period, or for a period of thirty (30) days thereafter, Ineligible Securities being underwritten by a Section 20 Subsidiary.

3.10         Investment Company Act; Public Utilities Holding Company Act.
The Borrower is not an "investment company" as that term is defined in the Investment Company Act of 1940, as amended from time to time. The Borrower is not a "holding company", or a "subsidiary company" of a "holding company", or an "affiliate" of a "holding company" within the meaning of the Public Utility Holding Company Act of 1935, as amended.

3.11 Environmental Matters. To the Borrower's knowledge, except as set forth in the Forms 10-K, 10-Q, 8-K or S-4 most recently filed by the Borrower with the SEC, the Borrower and its Subsidiaries are in material compliance with all Environmental Laws.

3.12 No Restrictions. Neither the execution and delivery of this Agreement, the Revolving Credit Notes and the other Loan Documents to which it is or will become a party, the consummation of the transactions herein contemplated nor compliance with the terms and provisions hereof or of the Revolving Credit Notes, will conflict with or result in a breach of any of the terms, conditions or provisions of the certificate of incorporation or the by-laws of the Borrower or of any law or of any regulation, order, writ, injunction or decree of any court or governmental agency or of any agreement, indenture or other instrument to which the Borrower is a party or by which any of them is bound or to which it is subject, or constitute a default thereunder or result in the creation or imposition of any Encumbrance of any nature whatsoever upon any of the property or assets of the Borrower pursuant to the terms of any agreement, indenture or other instrument.

3.13 Compliance with Applicable Laws. The Borrower and each Subsidiary, to the best of the Borrower's knowledge, (i) is not in default with respect to any order, writ, injunction or decree of any court or of any Federal, state, municipal or other Governmental Person; and (ii) is substantially complying with all applicable statutes and regulations of each Governmental Person having jurisdiction over its activities; except for those orders, writs, injunctions, decrees, statutes and regulations, non-compliance with which would not reasonably be likely to have a Material Adverse Effect.

3.14 Governmental Approval. No order, authorization, consent, license, validation or approval of, or notice to, filing, recording, or registration with, any Governmental Person, or exemption by any Governmental Person, is required to authorize, or is required in connection with, (i) the execution, delivery and performance of this Agreement or the Revolving Credit Notes or (ii) the legality, binding effect or enforceability of this Agreement or the Revolving Credit Notes.









3.15 No Event of Default; Compliance with Instruments. No event has occurred and is continuing and no condition exists or will exist after giving effect to the borrowings to be made on the Closing Date under the Loan Documents which constitutes an Event of Default. The Borrower is not in violation of (i) any term of its certificate of incorporation, by-laws or other organizational documents or (ii) any material agreement or instrument to which it is a party or by which it or any of its properties may be subject or bound where such violation would be reasonably likely to have a Material Adverse Effect.

3.16 Employment Matters. The Borrower and each Subsidiary are in compliance with all employee benefit plans, employment agreements, collective bargaining agreements and labor contracts and all applicable federal, state and local labor and employment laws including, but not limited to, those related to equal employment opportunity and affirmative action, labor relations, minimum wage, overtime, child labor, medical insurance continuation, worker adjustment and relocation notices, immigration controls and worker and unemployment compensation, except where the failure to comply would not be reasonably likely to have a Material Adverse Effect. There are no outstanding grievances, arbitration awards or appeals therefrom arising out of the several agreements referred to above or current or, to the knowledge of the Borrower, threatened strikes, picketing, handbilling or other work stoppages or slowdowns at facilities of the Borrower or any Subsidiary which in any case would reasonably be likely to have a Material Adverse Effect. All payments due from the Borrower or any Subsidiary on account of employee health and welfare insurance which could reasonably be expected to have a Material Adverse Effect if not paid have been paid or accrued as a liability on the books of the Borrower or such Subsidiary.

3.17 Patents, Trademarks, Copyrights, Licenses, Etc. The Borrower and each other Subsidiary of the Borrower owns or possesses all the material patents, trademarks, service marks, trade names, copyrights, licenses, registrations, franchises, permits and rights necessary to own and operate its properties and to carry on its business as presently conducted and planned to be conducted by the Borrower, without known alleged or actual conflict with the rights of others, which conflict would be reasonably likely to result in a Material Adverse Effect.

3.18 Year 2000 Problem. The Borrower and each Subsidiary have reviewed areas within their business and operations which could be adversely affected by, and have developed or are developing a program to address on a timely basis, the risk that certain computer applications used by the Borrower or its Subsidiaries may be unable to recognize and perform properly date-sensitive functions involving certain dates prior to and after December 31, 1999 (the "Year 2000 Problem"). The Year 2000 Problem will not be reasonably likely to result in a Material Adverse Effect.

3.19 Solvency. On the date hereof the Borrower is, on a Consolidated basis, Solvent.

3.20 Material Contracts; Burdensome Restrictions. All material contracts relating to the business operations of the Borrower and each Subsidiary are valid, binding and enforceable upon such Person and each of the other parties thereto in accordance with their respective terms, and there is no default thereunder with respect to the Borrower or Subsidiary party thereto which would be reasonably likely to have a Material Adverse Effect, and there is no default thereunder, to the Borrower's knowledge, with respect to parties other than the Borrower or Subsidiary party thereto which would be reasonably likely to have a Material Adverse Effect. No contract, lease, agreement or other instrument to which the Borrower or any Subsidiary is a party or is bound and no provision of any applicable Law or governmental regulation would reasonably be expected to have a Material Adverse Effect.


3.21 Disclosure. Neither this Agreement nor any other document, certificate or statement furnished to the Banks by or on behalf of the Borrower pursuant to this Agreement contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained herein and therein not misleading. There is no fact known to the Borrower which materially and adversely affects or in the future may (so far as the Borrower now foresees) materially and adversely affect the business, operations, affairs, condition, prospects, properties or assets of the Borrower or any of its Subsidiaries which has not been set forth in this Agreement or in the other documents, certificates and statements (financial or otherwise) furnished to the Banks by or on behalf of the Borrower prior to or on the date hereof.

ARTICLE IV.  AFFIRMATIVE COVENANTS.

From the date hereof and thereafter until the termination of the Revolving Credit Commitment and until the Revolving Credit Notes and the other liabilities of the Borrower hereunder are paid in full, the Borrower agrees that:

4.1 Use of Proceeds. Proceeds of the Revolving Credit Loans will be used by the Borrower solely to support the issuance by the Borrower of short term notes in the commercial paper market.

4.2          Furnishing Information.

4.2a         Quarterly Reports.  The Borrower will furnish to each of the
Banks, as soon as practicable but in any event within sixty (60) days after the end of each Fiscal Quarter its Form 10-Q filed with the SEC. Each such report shall be certified, subject to ordinary and usual year end adjustments, as true, complete and correct pursuant to a Compliance Certificate substantially in the form of Exhibit "C" hereto.

4.2b         Annual Report.  The Borrower will furnish to each of the Banks, as soon as practicable but in any event within ninety (90) days after the end of each Fiscal Year, a copy of its Form 10-K filed with the SEC including therein its Consolidated financial statements certified without qualification by a nationally recognized independent public accountant selected by the Borrower. Such annual audited financial statements shall be certified as true, complete and correct pursuant to the Compliance Certificate, substantially in the form of Exhibit "C" hereto.

             In addition, the Borrower will cause to be delivered to each of the Banks a statement by the independent certified public accountants made in connection with the preparation of the annual audited consolidated financial statements of the Borrower and its Subsidiaries stating (i) that the examination has included a review of the terms of the Agreement and the Notes,
(ii) whether their examination has disclosed the existence, during the Fiscal Year covered by such financial statements, of any condition or event which constitutes an Event of Default hereunder, or under any of the instruments, as executed, annexed as exhibits hereto, or which, after notice or the lapse of time or both, would constitute an Event of Default, and, if their examination has disclosed such an event or condition, specifying the nature and period of existence thereof, and (iii) that they have examined such Compliance Certificate delivered pursuant to the foregoing paragraph and confirm the computations set forth therein.

4.2c         General Information.  The Borrower will deliver to the Banks such additional financial statements, reports and other information (which shall include, without limitation, any commercial paper dealer arrangements, any note purchase agreements or private placements or documents equivalent thereto and all regular and periodic reports filed with the SEC) as the Agent shall reasonably request. Borrower shall also deliver to the Agent, within ten (10)


<continued>                                                             24
days of the receipt of the same, any reports, including management letters, submitted to the Borrower by an independent certified public accountant in connection with any annual, interim or special audit. Further, Borrower will maintain, and will cause its Subsidiaries to maintain, proper books of record and account in accordance with sound accounting practice in which full, true and correct entries shall be made of all of their respective properties and assets and their respective dealings and business affairs. Borrower will permit, and will cause its Subsidiaries to permit, each of the Banks to have access, at any time and from time to time, upon reasonable notice and during normal business hours to visit any of their respective properties, to examine any of their respective books of record and account and such reports and returns as Borrower or any of its Subsidiaries may file with any governmental department or agency, and to discuss any of Borrower's or any Subsidiary's affairs and accounts with, and be advised about them by, the officers of Borrower or the Subsidiary as the case may be.

4.3 Preservation of Existence. At its own cost and expense, the Borrower will do, and subject to the provisions of Section 5.4 hereof, the Borrower will cause its Subsidiaries to do, all things necessary to preserve and keep in full force and effect their respective existence and qualification under the laws of the jurisdictions of their respective organization, except that the corporate existence of any Subsidiary may be terminated, or any of its rights or franchises abandoned if, in the good faith judgment of the Board of Directors of the Borrower, such termination or abandonment is in the best interest of the Borrower and is not disadvantageous to the Banks. Further, the Borrower will substantially comply, and will cause each Subsidiary incorporated or formed in the United States of America to substantially comply, with all applicable laws, statutes and regulations of the United States of America and of any state or municipality, or of any agency or department of any of the above in respect of the conduct of their respective businesses. The Borrower will further cause any Subsidiary not incorporated or formed in the United States of America to comply, in all material respects, with all laws, statutes and regulations of the nation in which such Subsidiary is incorporated or formed or any nation which, due to the nature of its business, is subject to the laws of or of any region, state or municipality or of any agency or department of any of the foregoing in respect to the conduct of such Subsidiary's Business.

4.4 Payment of Taxes and Fees. The Borrower will promptly pay, and discharge, and the Borrower will cause each Subsidiary to promptly pay and discharge, all taxes, assessments and governmental charges and levies upon them or upon any of their respective income, profits or property; provided, however, that, for purposes of this Agreement, the Borrower or the affected Subsidiary shall not be required to pay any tax, assessment, charge or levy
(a) which it deems to be unlawful or excessive in whole or in part and the payment of which is being contested or will be, in a timely manner, contested in good faith by appropriate proceedings, and (b) as to which the Borrower or the affected Subsidiary shall have set aside on its books reserves for such claim as are determined to be adequate by the application of generally accepted accounting principles consistently applied.

4.5 Insurance. The Borrower will keep and maintain, and the Borrower will cause each Subsidiary to keep and maintain, insurance with responsible insurance companies, satisfactory to the Agent, on such of their respective properties, in such amounts and against such risks as is customarily maintained by similar businesses similarly situated and owning, leasing or operating similar properties. The Borrower will furnish to the Agent on December 31 of each year during the term hereof a certificate of the Authorized Officer of the Borrower certifying that such insurance is in force, is adequate in nature and amount and complies with the Borrower's and each Subsidiary's obligations under this Section 4.5.




4.6 ERISA Reports. The Borrower will (a) notify the Agent as soon as possible, and in any event no later than the date notification is sent to the PBGC, of any Reportable Event and action which is proposed to be taken with respect thereto, (b) send to the Agent, if so requested by the Agent, copies of each annual and other report with respect to each Plan filed with the United States Secretary of Labor or the PBGC, (c) send to the Agent, concurrent with the filing thereof, a copy of any request to United States Secretary of the Treasury for a waiver or variance of the minimum funding standards of Section 302 of ERISA and Section 412 of the Code with respect to any Plan, (d) send to the Agent, promptly, but in any event within ten (10) calendar days after the date notification is sent to the PBGC, a copy of any notice of failure to make a required installment or other payment, and (e) send to the Agent promptly after receipt thereof, a copy of any notice the Borrower or any ERISA Affiliate may receive from the PBGC relating to the intention of the PBGC (i) to terminate any Plan, (ii) to appoint a trustee to administer any such Plan or (iii) to assess withdrawal liability.

4.7 Environmental Matters. The Borrower shall and the Borrower shall cause each Subsidiary to:

             (i)    comply in all material respects with all Environmental
Laws;

             (ii) not place or permit to be placed any Hazardous Substances on any of its business premises except as allowed pursuant to Environmental Law;

             (iii) employ appropriate technology as the Borrower determines is reasonably necessary to comply with Environmental Law;

             (iv) dispose of any and all Hazardous Substances only at facilities and with carriers that maintain valid permits under applicable Environmental Law;

             (v) defend and indemnify the Banks and the Agent and hold the Banks and the Agent harmless from and against all loss, liability, damage and expense, claims, costs, fines, penalties, including any interest, assessments or attorney's fees, suffered or incurred by the Agent or any Bank, which arise, result from or in any way relate to a breach or violation of any Environmental Law by the Borrower or any Subsidiary or any Person acting for or on behalf of the Borrower or any Subsidiary. The Borrower's and the Subsidiaries' obligation hereunder shall survive the termination of this Agreement; and

             (vi) provide to the Agent for redistribution to the Banks, notice of: (A) any material reportable Release of Hazardous Substances; (B) any notification that Borrower or any Subsidiary is alleged to be a "potentially responsible party" under any Environmental Law; or (C) with respect to Borrower's operations, any material noncompliance with the Environmental Law; provided (A), (B) or (C) immediately above might materially affect the Borrower's financial condition or operations. Such notice shall be given within a reasonable period after an Authorized Officer receives knowledge of such Release or noncompliance.

4.8 Senior Debt Status. The Bank Indebtedness shall rank at least pari passu in priority of payment with all other Indebtedness of the Borrower, except Indebtedness of the Borrower secured by Encumbrances pursuant to
Section 5.3.







4.9 Y2K Preparedness. The Borrower shall cause its Subsidiaries other than those acquired pursuant to the Merger to take all commercially reasonable action necessary and appropriate so that they shall have developed all programs necessary to address, on a timely basis, the Year 2000 Problem as it affects their respective accounting, information services, sales and manufacturing operations. The Borrower shall cause its Subsidiaries acquired pursuant to the Merger to take all commercially reasonable action necessary and appropriate so that they have developed all programs necessary to address, on a timely basis, the year 2000 Problem as it affects their respective accounting, information services, sales and manufacturing operations, except where failure to do so would not have a Material Adverse Effect.

ARTICLE V.   NEGATIVE COVENANTS.

             From the date hereof and thereafter until the later of the termination of the Revolving Credit Commitment and the payment in full of the Bank Indebtedness and the other liabilities of the Borrower hereunder, the Borrower agrees that:

5.1 Percentage of Consolidated Indebtedness to Consolidated Capitalization. The Borrower shall not, at any time, allow its Consolidated Indebtedness to be greater than fifty-five percent (55%) of the sum of (i) Consolidated Indebtedness plus (ii) Consolidated Stockholder's Equity.

5.2 Fixed Charge Coverage Ratio. The Borrower shall not incur or remain liable for Consolidated Indebtedness owing to any Person if (a) the incurrence of such Consolidated Indebtedness (after giving effect thereto) would cause the Borrower to be in violation of any provision of this Agreement or (b) the Borrower's Consolidated Net Income Available for Fixed Charges for the period of the four (4) Fiscal Quarters immediately preceding the Date of Determination is equal to or less than two hundred percent (200%) of all Fixed Charges payable in respect of such period.

5.3 Creation of Encumbrances. The Borrower shall not create, assume, incur or suffer to exist, nor will the Borrower allow any Subsidiary to create, assume, incur or suffer to exist, any Encumbrance upon any of their respective properties, whether now owned or hereafter acquired, nor acquire nor agree to acquire any kind of property subject to an Encumbrance; provided, however, that the foregoing restrictions shall not prevent the Borrower or any of its Subsidiaries from creating, assuming, incurring or suffering to exist Encumbrances, including but not limited to the Encumbrances set forth on Schedule 3.6 hereto, which secure Indebtedness or obligations which do not exceed, in the aggregate, at any one time outstanding, twenty percent (20%) of the Borrower's Consolidated Total Assets.

5.4 Limitation on Mergers. The Borrower will not, nor will the Borrower allow any Subsidiary to, directly or indirectly, sell, lease or otherwise dispose of all or substantially all of its properties or assets, or consolidate with, or merge into any other entity or permit any entity to merge into it; provided however,

             (i) any Subsidiary may sell or otherwise transfer its assets to the Borrower or to a Subsidiary;

             (ii) any Subsidiary may merge into or consolidate with the Borrower or any other Subsidiary so long as the affected Borrower or other Subsidiary is the surviving entity; or

             (iii) the Borrower may be consolidated with any other corporation, or permit any other corporation to be merged into the Borrower, if




                    (A) the surviving corporation shall be the Borrower and immediately after such consolidation or merger a majority of the Borrower's properties and assets will be located, and a majority of its business will be conducted, in North America,

                    (B) immediately after giving effect to such transaction, no condition or event shall exist which constitutes an Event of Default or which, after notice or lapse of time or both, would constitute an Event of Default, and

                    (C) no proceeds of Revolving Credit Loans shall be used to fund, directly or indirectly, in whole or in part, any acquisition of or merger with another Person which is contested by such Person and which has not been approved by such Person's board of directors or other governing body.

             In addition, the Borrower will not, nor will the Borrower allow any of its Subsidiaries to acquire all or a substantial part, of the assets or capital stock of any other entity if, after giving effect to such acquisition, a condition or event shall exist which constitutes an Event of Default or which, after the giving of notice or the lapse of time or both, would constitute an Event of Default.

5.5 Margin Stock. No proceeds of the Revolving Credit Loans will be used for the purchase of or carrying of any Margin Stock which would cause the Revolving Credit Loans then outstanding to be in violation of Regulation U of the Board of Directors of the Federal Reserve.

ARTICLE VI.  CONDITIONS PRECEDENT.

6.1 All Disbursements. In addition to the satisfaction of the conditions precedent set forth in Section 6.2, the obligation of each Bank to make each Disbursement under its Revolving Credit Commitment is subject to the performance by the Borrower of all of its obligations under this Agreement and to the satisfaction of each of the following conditions precedent:

             (i)    Receipt by the Agent of a Request for a Disbursement;

             (ii) The fact that, at the time of each Disbursement, no Event of Default and no event which, with the giving of notice or lapse of time or both would become such an Event of Default, shall have occurred and be continuing;

             (iii) The fact that, at the time of each Disbursement, the Borrower is in compliance with each of the financial covenants set forth in Sections 5.1 and 5.2 then applicable; and

             (iv) The fact that at the time of each Disbursement the representations and warranties contained in this Agreement are true and correct in all material respects on and as of the date of such Disbursement.

Each borrowing by the Borrower shall be deemed to be, as of the date of such borrowing, a representation and warranty by the Borrower as to the facts specified in items (ii), (iii) and (iv) of this Section 6.1.

6.2 Conditions Precedent for Closing. The obligation of each Bank to accept delivery of the Revolving Credit Notes is subject to the satisfaction of each of the following conditions precedent:

             (i) Agreement. Receipt by the Agent for redelivery to the Banks of fully executed counterpart originals of this Agreement.

             (ii) Revolving Credit Notes. Receipt by the Agent for redelivery to the Banks of a fully executed Revolving Credit Note made payable to each Bank.

             (iii) Closing Fee. Receipt by the Agent of the closing fee in accordance with the Fee Letter due each Bank.

             (iv) Closing Certificate. The Borrower shall have delivered to the Agent for redelivery to each Bank a certificate stating (a) the representations and warranties made by the Borrower are true and correct on the Closing Date, (b) that as of the Closing Date the Borrower is in compliance with the covenants set forth in Articles IV and V hereof, and (c) as of the Closing Date no Event of Default or no event which, with the giving of notice or passage of time would become an Event of Default, has occurred and is continuing.

             (v) Material Adverse Effect. No event has occurred to the Borrower which would reasonably be likely to have a Material Adverse Effect on the Borrower.

             (vi) Material Litigation. Except for those matters previously disclosed to the Agent and the Banks pursuant to Section 3.5, no action or proceeding has been instituted before any Governmental Person which, if adversely determined, would reasonably be likely to have a Material Adverse Effect on the Borrower.

             (vii) Insurance. Receipt by the Agent of evidence that the Borrower's insurance coverage, as required by Section 4.5, is in effect.

             (viii) Borrower's Resolutions. The Borrower shall have delivered to the Agent for redelivery to each Bank a copy, duly certified as of the date hereof by the secretary or assistant secretary of the Borrower, of (a) the organizational documents of the Borrower, (b) the Bylaws of the Borrower, (c) the resolutions of the Borrower's Board of Directors authorizing the borrowings hereunder and the execution and delivery of this Agreement and the Revolving Credit Notes, (c) all documents evidencing other necessary corporate action and (e) all approvals or consents, if any, with respect to this Agreement and the Revolving Credit Notes.

             (ix) Borrower's Incumbency Certificate. The Borrower shall have delivered to the Agent for redelivery to each Bank a certificate of its secretary or assistant secretary, certifying the names and offices of the officers of the Borrower authorized to sign this Agreement, the Revolving Credit Notes and all other documents or certificates to be delivered hereunder, together with the true signatures of such officers.

             (x) Disclosure Letter. The Borrower shall have delivered to the Agent for redelivery to each Bank an executed copy of the Disclosure Letter.

             (xi) Opinion of Counsel. The Borrower shall have delivered to the Agent for redelivery to each of the Banks the favorable opinion of Richard
D. Teeple, Esquire, General Counsel of the Borrower (a) as to the action which has been taken to authorize the making and performance by the Borrower of this Agreement and the Revolving Credit Notes issued under this Agreement, (b) as to the due authorization, execution, delivery and validity of this Agreement and the Revolving Credit Notes to be issued under this Agreement and (c) as to such other matters as the Agent may reasonably require substantially in the form of Exhibit "D" hereto.

ARTICLE VII. EVENTS OF DEFAULT.

7.1 Immediate Defaults. If one or more of the following Events of Default occur:

7.1a         Insolvency.

             (i) Involuntary Proceedings. A proceeding shall have been instituted in a court having jurisdiction seeking a decree or order for relief in respect of the Borrower or any Subsidiary in an involuntary case under federal or foreign bankruptcy laws, or any other similar applicable federal, state or foreign law, now or hereafter in effect, or for the appointment of a receiver, liquidator, trustee, sequestrator or similar official for the Borrower or the affected Subsidiary or for a substantial part of its property, or for the winding up or liquidation of its affairs, and such shall result in the entry of an order for relief or remain undismissed or unstayed and in effect for a period of sixty (60) days; or

             (ii) Voluntary Proceedings. The Borrower or any Subsidiary shall institute proceedings to be adjudicated a voluntary bankrupt, or shall consent to the filing of a bankruptcy proceeding against it, or shall file a petition or answer or consent seeking reorganization under federal or foreign bankruptcy laws, or any other similar applicable federal, state or foreign law now or hereinafter in effect, or shall consent or acquiesce in or to the filing of any such petition or shall consent to or acquiesce in the appointment of a receiver, liquidator, trustee, sequestrator or similar official for the Borrower or any Subsidiary or for a substantial part of its property, or shall make an assignment for the benefit of creditors, or shall admit in writing its inability to pay its debts generally as they become due, or action shall be taken by the Borrower or any Subsidiary in furtherance of any of the aforesaid purposes; or

7.1b         Dissolution.  Except as permitted by Section 5.4 hereof, the existence of the Borrower or any Subsidiary is terminated;

then, upon the happening of an event described in this Section 7.1, the Revolving Credit Commitment shall immediately terminate and all Revolving Credit Notes, then outstanding shall automatically become immediately due and payable without presentment, demand, protest or notice of any kind, all of which are hereby waived, and the Agent shall not be under any obligation to issue or amend a Letter of Credit; further during the sixty (60) day period referred to in Section 7.1a (i) the Banks shall be under no obligations to make Revolving Credit Loans. The Agent shall promptly advise the Borrower, and each of the Banks, of the occurrence, and the consequences, of the Event of Default; provided, however, that failure to give notice to the Borrower shall not impair the effect of such Event of Default.

7.2 Defaults at Option of Banks. If one or more of the following Events of Default occur:

7.2a         Payment.  Default in the payment of (i) principal of or interest on any Revolving Credit Note, and continuance thereof for five (5) days, or
(ii) any Facility Fee or Usage Fee and continuance thereof for ten (10) days;
or

7.2b         Agreements.  Default in the performance of any of the Borrower's agreements (including but not limited to those set forth in Articles IV and V hereof) herein set forth (and not constituting an Event of Default under any of the preceding subsections of this Article VII) and continuance of such default for thirty (30) days after notice thereof to the Borrower from the Agent or any Bank; or

7.2c         Other Indebtedness.  Default by the Borrower in the payment when due of any obligation in an amount in excess of $10,000,000 (including without limitation the Credit Agreement dated September 1, 1999, by and among the Borrower, the financial institutions party thereto and PNC Bank in its capacity as agent thereunder) for money borrowed or guaranteed, (whether by acceleration or otherwise) or default by the Borrower in the performance of any agreement (including without limitation the Credit Agreement dated
<continued>                                                             30

September 1, 1999, by and among the Borrower, the financial institutions party thereto and PNC Bank, National Association in its capacity as agent thereunder) under which any such obligation is created if the effect of such default is to cause such obligation to become, or to permit the holder or holders of such obligations to declare such obligation, due prior to its expressed maturity; or

7.2d         Misrepresentation.  Any representation or warranty made by the
Borrower herein is untrue in any material respect, or any schedule, statement, report, notice or writing furnished by the Borrower or on behalf of the Borrower to the Agent or the Banks is untrue in any material respect on the dates as of which the facts set forth are stated or certified; or

7.2e         Monetary Judgments.  A final uninsured judgment which, with other outstanding final judgments against the Borrower and its Subsidiaries, exceeds the aggregate amount of $10,000,000 shall be rendered against the Borrower or any Subsidiary and if, within sixty (60) days after entry thereof, such judgment shall not have been vacated or discharged, written agreement shall not have been reached with the plaintiff in such action providing for the payment of any monetary award set forth in such judgment, or execution thereof shall not have been stayed pending appeal, or if, within sixty (60) days after the expiration of any such stay, such judgment shall not have been discharged or a written agreement shall not have been reached with the plaintiff in such action providing for the payment of any monetary award set forth in such judgment; or

7.2f         Litigation.  Notice is given to the Borrower by the Agent or any
Bank that, in the opinion of the Agent or such Bank, any litigation or governmental proceeding which has been instituted against the Borrower or any Subsidiary will reasonably be likely to have a Material Adverse Effect, and within thirty (30) days after such notice (i) such litigation or proceeding is not dismissed or (ii) an opinion of the Borrower's or the affected Subsidiary's trial counsel shall not have been received by each Bank, in form and substance satisfactory to each Bank, that the Borrower or the affected Subsidiary has a meritorious position and will ultimately prevail in the proceedings; or

7.2g         Change of Control.  Any Person or group of Persons (within the meaning of Sections 13(d) or 14(d)(2) of the Securities and Exchange Act of
1934), other than the then current officers or directors of the Borrower or an underwriter which obtains such ownership as a result of effecting a firm commitment underwriting of a secondary offering of the Borrower's voting stock on behalf of such officers or directors, shall have acquired beneficial ownership (within the meaning of Rule 13d-3 promulgated by the Securities and Exchange Commission under said Act) of twenty percent (20%) or more of the voting stock of the Borrower; then, if any such event described in this
Section 7.2 shall be continuing, the Agent may, and upon request of the Required Banks will, declare the Revolving Credit Commitment to be terminated and all Revolving Credit Notes then outstanding to be due and payable, whereupon the Revolving Credit Commitment shall immediately terminate and all then outstanding Revolving Credit Notes shall become immediately due and payable, all without presentment, demand, protest or further notice of any kind, all of which are hereby waived.

7.3 Remedies upon Default. In case any one or more Events of Default shall occur and be continuing, the Agent on behalf of the Banks may proceed to protect and enforce its rights by an action at law, suit in equity or other appropriate proceeding, whether for the specific performance of any agreement contained herein in the Revolving Credit Notes held by it or in any Letter of Credit, or for an injunction against a violation of any of the terms hereof or thereof, or in aid of the exercise of any power granted hereby or thereby or by law. No right, power or remedy conferred by this Agreement or by any Revolving Credit Note upon any Bank shall be exclusive of any other right, power or remedy referred to herein or therein or now or hereafter available at law, in equity, by statute or otherwise.
                                                                        31

ARTICLE VIII. AGENT.

8.1 Appointment and Grant of Authority. The Banks hereby appoint PNC Bank, National Association, and PNC Bank, National Association hereby agrees to act, as the Agent under this Agreement. The Agent shall have and may exercise such powers under this Agreement as are specifically delegated to the Agent by the terms hereof, together with such other powers as are incidental thereto.

8.2 Non-Reliance on Agent. Each Bank agrees that it has, independently and without reliance on the Agent or any other Bank, and based on such documents and information as it has deemed appropriate, made its own credit analysis of the Borrower and decision to enter into this Agreement and that it will, independently and without reliance upon the Agent, and based on such documents and information as it shall deem appropriate at the time, continue to make its own analysis and decisions in taking or not taking action under this Agreement. The Agent shall not be required to keep informed as to the performance or observance by the Borrower of this Agreement or any other document referred to or provided for herein or to inspect the properties or books of the Borrower or any of its Subsidiaries. The Agent shall use its best efforts to relay to each Bank any information pertaining to the Borrower or its Subsidiaries which comes into the possession of the Agent's Corporate Banking Division; provided however, that except for notices, reports and other documents and information expressly required to be furnished to each Bank by the Agent hereunder, the Agent, in the absence of negligence or willful misconduct, shall not be liable to any Bank for its failure to relay or furnish to any Bank any information.

8.3          Responsibility of the Agent and Other Matters.

8.3a         Ministerial Nature of Duties.  As between the Banks and itself, the Agent shall have no duties or responsibilities except those expressly set forth in this Agreement and those duties and liabilities shall be subject to the limitations and qualifications set forth in this Article VIII. The duties of the Agent shall be ministerial and administrative in nature.

8.3b         Limitation of Liability.  As between the Banks and itself, neither the Agent nor any of its directors, officers, employees or agents shall be liable, except for negligence or willful misconduct, for any action taken or omitted (whether or not such action taken or omitted is within or without the Agent's responsibilities and duties expressly set forth in this Agreement) under or in connection with this Agreement or any other instrument or document in connection herewith. Without limiting the foregoing, neither the Agent nor any of its directors, officers, employees or agents shall be responsible for, or have any duty to examine (i) the genuineness, execution, validity, effectiveness, enforceability, value or sufficiency of (A) this Agreement or the Revolving Credit Notes or (B) any document or instrument furnished pursuant to or in connection with this Agreement or the Revolving Credit Notes, (ii) the collectibility of any amounts owed by the Borrower,
(iii) the truthfulness of any recitals or statements or representations or warranties made to the Agent in connection with this Agreement or the Revolving Credit Notes, (iv) any failure of any party to this Agreement to receive any communication sent, including any telegram, telex, teletype, facsimile transmission, bank wire, cable, radiogram or telephone message sent or any writing, application, notice, report, statement, certificate, resolution, request, order, consent letter or other instrument or paper or communication entrusted to the mails or to a delivery service, or (v) the assets or liabilities or financial condition or results of operations or business or credit worthiness of the Borrower.






                                                                        32

8.3c         Reliance.  The Agent shall be entitled to act, and shall be fully protected in acting upon, any telegram, telex, telecopy, bank wire or cable or any writing, application, notice, report, statement, certificate, resolution, request, order, consent, letter or other instrument or paper or communication believed by the Agent in good faith to be genuine and correct and to have been signed or sent or made by a proper Person. The Agent may consult counsel and shall be entitled to act, and shall be fully protected in any action taken in good faith, in accordance with advice given by counsel. The Agent may employ agents and attorneys-in-fact and shall not be liable for the default or misconduct of any such agents or attorneys-in-fact selected by the Agent with reasonable care. The Agent shall not be bound to ascertain or inquire as to the performance or observance of any of the terms, provisions or conditions of this Agreement or the Revolving Credit Notes on the part of the Borrower.

8.4 Action on Instructions. The Agent shall be entitled to act or refrain from acting, and in all cases shall be fully protected in acting or refraining from acting, under this Agreement or the Revolving Credit Notes or any other instrument or document in connection herewith or therewith in accordance with instructions in writing or by telegraph from the appropriate number of Banks, as the case may be.

8.5 Action in Event of Default. If an Event of Default has occurred, the Banks shall immediately consult with one another in an attempt to agree upon a mutually acceptable course of conduct. Failing unanimous agreement upon a course of conduct and if the appropriate number of Banks wish to declare an Event of Default or exercise their rights hereunder, the Agent will exercise the rights of the Banks hereunder as directed by the appropriate number of Banks.

8.6 Indemnification. To the extent the Borrower does not reimburse and save harmless the Agent according to the terms hereof for and from all costs, expenses and disbursements in connection herewith, such costs, expenses and disbursements, shall be borne by the Banks on a Pro Rata basis. Each Bank hereby agrees on such basis (a) to reimburse Agent for all such costs, expenses and disbursements on request and (b) to the extent of each such Bank's pro rata share, to indemnify and save harmless the Agent against and from any and all losses, obligations, penalties, actions, judgments and suits and other costs, expenses and disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against the Agent, other than as a consequence of actual negligence or willful misconduct on the part of the Agent, arising out of or in connection with this Agreement or the Revolving Credit Notes or any agreement, instrument or document in connection herewith or therewith, or any request of the Banks. Such indemnification of the Agent shall include, without limitation, reimbursement for the costs, expenses and disbursements in connection with defending itself against any claim or liability, or answering any subpoena, related to the exercise or performance of any of its powers or duties under this Agreement or the taking of any action under or in connection with this Agreement or the Revolving Credit Notes.

8.7 Agent's Rights as a Bank. With respect to (a) the commitment of the Agent as a Bank hereunder and any Revolving Credit Loans of the Agent under this Agreement, (b) any Revolving Credit Note and any interest of the Agent in any Revolving Credit Note, (c) any amount due the Agent pursuant to
Article II hereof not evidenced by a Revolving Credit Note and (d) other amounts due the Agent hereunder, the Agent shall have the same rights and powers under this Agreement and any such Revolving Credit Note as any other Bank and may exercise the same as though it were not the Agent. The Agent may accept deposits from, lend money to, and generally engage, and continue to engage, in any kind of business with the Borrower and any of its Subsidiaries as if it were not the Agent.



                                                                        33

8.8 Loan Advances. Except as otherwise provided in Section 8.8 hereof, unless the officers of the Agent responsible for administering this Agreement shall have been notified in writing by a Bank prior to the date of any Disbursement that such Bank will not make the amount which would constitute its Pro Rata share of the Disbursement available to the Agent on the date of such Disbursement, the Agent may (but shall not be required to) assume that such Bank has made such amount available to the Agent on the date of such advance and the Agent, in reliance upon such assumption, may make available to the Borrower a corresponding amount in the applicable currency. If such Pro Rata share is made available to the Agent on a date after the date of such Disbursement, such Bank shall pay to the Agent on demand an amount in the applicable currency equal to the product of (i) during each day included in the period referred to in (iii) below, for each Dollar funded Revolving Credit Loan, the Federal Funds Effective Rate, multiplied by (ii) the amount of such Bank's Pro Rata share of such Disbursement, multiplied by (iii) a fraction, the numerator of which is the number of days that elapse from and including the date of such Disbursement to the date on which such Pro Rata share of such Disbursement shall become immediately available to the Agent and the denominator of which is 360. A statement of the Agent submitted to such Bank with respect to any amounts owing under this Section 8.8 shall be prima facie evidence as to the amount owed by such Bank to the Agent. If such Bank's Pro Rata share is not in fact made available to the Agent by such Bank within three (3) Business Days of such borrowing date, the Agent shall be entitled to recover such amount with interest thereon at the rate per annum applicable to the Base Rate Option during such period, on demand, from such Bank.

8.9 Payment to Banks. Upon receipt by the Agent of any payment from the Borrower in respect of such Banks' obligations, the Agent shall promptly deliver to each Bank its Pro Rata share of such payment. When possible, such delivery shall be accomplished in such a manner so as to allow each Bank to receive its Pro Rata share of such payment in immediately available funds on the same day that the funds representing payment due from the Borrower are collected funds in the possession of the Agent. It is understood that the Borrower has no obligation to the Banks to ensure that the Agent forwards to each Bank its Pro Rata share of any such payment.

8.10 Notice of Event of Default. Each Bank shall use its best efforts to notify immediately in writing the other Banks of any Event of Default of which it becomes aware.

8.11 Equalization of Banks. The Banks agree among themselves that, with respect to all amounts received by any Bank for application on any obligation hereunder, or on the Revolving Credit Notes, equitable adjustment will be made in the manner stated in the next succeeding sentence so that, in effect, all such amounts will be shared pro rata among the Banks, whether received by realization upon security, by the exercise of the right of set-off or banker's lien, by counterclaim or cross action or from any other non-pro rata source. Any Bank receiving any such amount shall purchase for cash from the other Banks an interest in their Revolving Credit Notes in such amount as shall result in a pro rata participation by each of the Banks in the aggregate unpaid amount of all outstanding Revolving Credit Notes then held by the Banks; provided that if all or any portion of such amount is hereafter recovered from such Bank, such purchase shall be rescinded and the purchase price restored to the extent of such recovery without interest except as required by law or by any judgment or settlement relating to such recovery.

8.12 Successor Agent. The Agent may resign upon sixty (60) days' prior notice to the Banks and the Borrower. If such notice shall be given, the Agent shall use reasonable commercial efforts during such sixty (60) day period to procure a successor satisfactory to the Banks and reasonably satisfactory the Borrower to serve as agent hereunder and under the Revolving Credit Notes. If at the end of such sixty (60) day period, the Agent shall be
<continued>
                                                                        34
unable to procure such a successor, the Banks shall appoint from among the Banks a successor agent for the Banks. Any such successor agent shall succeed to the rights, powers and duties of the Agent. Upon the appointment of such successor agent or upon the expiration of such sixty (60) day period (or any longer period to which the Agent has agreed), the former Agent's rights, powers and duties as Agent shall be terminated, without any other or further act or deed on the part of such former Agent or any of the parties to this Agreement; provided, however, the retiring Agent shall continue to hold as custodian any collateral in its possession until such time as it can deliver such collateral to the successor agent. After any retiring Agent's resignation hereunder, the provisions of this Article VIII shall inure to the benefit of such retiring Agent as to any actions taken or omitted to be taken by it while it was Agent under this Agreement.

ARTICLE IX.  GENERAL PROVISIONS.

9.1 Waiver of Rights of Set-Off. The Banks waive any and all rights of banker's lien, counterclaim and recoupment and any and all right to set-off against the unpaid balance of the Revolving Credit Notes or any participation therein as to any debt owing to the Borrower by the Banks, including, without limitation, any funds in any deposit account (general or special) maintained by the Borrower with the Banks.

9.2 Amendments. No amendment or waiver of any provision of this Agreement or the Revolving Credit Notes, nor consent to any departure there-from by the Borrower shall be effective unless the same shall be in writing and signed by the Borrower, the Agent and the Required Banks, and then such amendment, waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that no amendment, waiver or consent, unless in writing and signed by the Agent and all of the Banks, shall do any of the following: (a) increase the Revolving Credit Commitment of any Bank or the maximum aggregate principal amount of the Revolving Credit Notes, (b) reduce the principal of, alter the formulas for calculating interest on, the Revolving Credit Notes or reduce any fees hereunder, (c) postpone any date fixed for any payment of principal of, or interest on, the Revolving Credit Notes, the Facility Fee, the Usage Fee or any of the obligations of the Borrower set forth in Article II, (d) amend the definition of Required Banks, (f) amend this Section 9.2 or (g) amend any section hereof which by its terms requires consent of all of the Banks. No amendment, modification or waiver which would adversely affect the interest, rights or obligations of the Agent shall be made without consent of the Agent. In the case of any waiver or consent relating to any provision of this Agreement, the parties shall be restored to their former positions and rights hereunder (unless otherwise expressly set forth therein), and the Event of Default so waived or consented to shall be deemed to be cured and not continuing; but no such waiver or consent shall extend to any subsequent or other Event of Default or impair any right consequent thereon.

9.3          No Implied Waiver; Cumulative Remedies.

9.3a         No Implied Waiver.  No delay on the part of Agent or any Bank in the exercise of any power or right shall operate as a waiver thereof, nor shall any single or partial exercise of any power or right preclude other or further exercise thereof, or the exercise of any other power or right.

9.3b         Cumulative Remedies.  No delay or failure of the Agent or the
Banks in exercising any right, power or remedy under this Agreement shall operate as a waiver hereof; nor shall any single or partial exercise thereof or any abandonment or discontinuance of steps to enforce such a right, power or remedy preclude any other or further exercise thereof or the exercise of any other right, power or remedy hereunder. The rights and remedies in this Agreement are cumulative and not exclusive of any rights or remedies (including, without limitation, the right of specific performance) which the Agent or the Banks would otherwise have.

                                                                        35

9.4 Certain Taxes. The Borrower agrees to pay, and save the Agent and the Banks harmless from, all liability for any stamp or other taxes which may be payable with respect to the execution or delivery of this Agreement, the Revolving Credit Notes or any other documents, instruments or transactions pursuant to or in connection herewith or therewith, which obligation shall survive the termination of this Agreement.

9.5          Notices.

             (i) Notice to the Banks. All notices required to be sent to the Banks shall be sent to the address set forth on each Bank's signature page hereto, by hand delivery, overnight delivery, telex, telegram, telecopier or by the United States Mail, first class postage prepaid. Such notices shall be effective three (3) days after mailing or when received, whichever is earlier.

             (ii) Notice to the Agent. All notices required to be sent to the Agent shall be sent to the following address by hand delivery, overnight delivery, telex, telegram, telecopier or by the United States Mail, first class postage prepaid:

             PNC Bank, National Association
             Agency Services
             One PNC Plaza - 22nd Floor
             249 Fifth Avenue
             Pittsburgh, Pennsylvania 15222-2707
             Attn:  Arlene M. Ohler
             Telex:       8666533
             Telephone:   (412) 762-3627
             Telecopier:  (412) 762-8672

Such notices shall be effective three (3) days after mailing or when received, whichever is earlier.

             (iii) Notice to the Borrower. All notices required to be sent to the Borrower shall be sent to the following addresses, by hand delivery, overnight delivery, telex, telegram, telecopier or by the United States Mail, first class postage prepaid:

             Cooper Tire & Rubber Company
             Lima and Western Avenues
             Findlay, Ohio 45840
             Attn:  Chief Financial Officer
             Telex:       242422
             (answerback COOPERTIRE FLY)
             Telecopier:  (419) 424-4212
             Telephone:   (419) 424-4320

All such notices shall be effective three (3) days after mailing or when received, whichever is earlier.

             The Borrower, each Bank and the Agent may each change the address for service of notice upon it by a notice in writing to the other parties hereto complying with the terms of this Section 9.5.

9.6 Costs. The Borrower will pay all reasonable out-of-pocket costs and expenses of (i) the Agent (including without limitation the reasonable fees and disbursements of the Agent and the Agent's special counsel) in connection with the preparation of the Loan Documents, and waivers or amendments thereto and (ii) the Agent and the Banks and their respective counsel in connection with the enforcement of the Loan Documents.




                                                                        36

9.7 Severability. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or enforceability without invalidating the remaining portions hereof or affecting the validity or enforceability of such provision in any other jurisdiction.

9.8 Covenants to Survival. Until payment in full of the Bank Indebtedness and the termination of the Revolving Credit Commitment, all representations, warranties, covenants and agreements of the Borrower contained herein or made in writing in connection herewith shall survive the advances of money made by the Banks to the Borrower hereunder and the delivery of the Revolving Credit Notes and all such representations, warranties, covenants and agreements shall inure to the benefit of the successors and assigns of the Banks and the Agent, whether or not so expressed.

9.9 Investment. Each Bank represents that it is the present intention of such Bank to acquire each Revolving Credit Note made to its order for its own account for the purpose of investment and not with a view to the distribution or sale thereof, subject, nevertheless, to the necessity that such Bank remain in control at all times of the disposition of property held by it for its own account; it being understood that the foregoing representation shall not affect the character of the Revolving Credit Loans as commercial lending transactions.

9.10 Holiday Payments. If any payments to be made by the Borrower hereunder shall become due on a date not a Business Day, such payments shall be made on the next succeeding Business Day and such extension of time shall be included in computing any interest in respect of such payment.

9.11 Governing Law. This Agreement, each Revolving Credit Note shall each be a contract made under and governed by the laws of the Commonwealth of Pennsylvania.

9.12         Successors, Assigns and Participations.

9.12a        Successors and Assigns.

             (i) This Agreement shall be binding upon the Borrower, the Banks and the Agent and their respective successors and assigns, and shall inure to the benefit of the Borrower, the Banks and the Agent and the successors and assigns of the Banks and the Agent. The foregoing sentence notwithstanding, the Borrower may not, without the consent of all of the Banks, nor shall any Bank without the consent of the Borrower and the Agent, such consent not to be unreasonably withheld, assign or transfer its rights or duties hereunder; provided, however, that at any time that an Event of Default exists the Borrower's consent to any assignment by a Bank of its rights and duties hereunder shall not be required. Further, no consent shall be required for assignments to the Federal Reserve Bank of New York or for assignments described in Section 9.12(a)(ii). Each assignment by a Bank (A) shall be in a minimum amount of $5,000,000; and (B) shall be evidenced in a manner in form and substance satisfactory to the Agent. The Agent shall be entitled to receive, from the assigning Bank, a fee of $3,500.00 at the time of each assignment for processing such assignment.

             (ii) Notwithstanding anything to the contrary contained herein, any Bank (a "Granting Bank") may grant to a special purpose funding Person (an "SPC") the option to fund all or any part of any Revolving Credit Loan that such Granting Bank would otherwise be obligated to fund pursuant to this Agreement; provided, however, that (A) nothing herein shall constitute a commitment by any SPC to fund any Revolving Credit Loan, and (B) if an SPC elects not to exercise such option or otherwise fails to fund all or any part of such Revolving Credit Loan, the Granting Bank shall be obligated to fund such Revolving Credit Loan pursuant to the terms hereof; and, provided,
<continued>

                                                                        37
further, (A) all credit decisions relating to any such funding by the SPC shall be made by the Granting Bank for and on behalf of the SPC, (B) the SPC shall have no voting rights under any of the Loan Documents, and (C) except for the payment of principal, interest and fees, if any, the Agent shall be entitled to treat the Granting Bank as the Bank for all purposes hereunder as if the SPC had made no funding of any Revolving Credit Loan. The funding of a Revolving Credit Loan by an SPC hereunder shall utilize the Revolving Credit Commitment of the Granting Bank to the same extent, and as if, such Revolving Credit Loan were funded by such Granting Bank. Each party hereto hereby agrees that no SPC shall be liable for any indemnity or payment under this Agreement for which a Bank would otherwise be liable for so long as, and to the extent, the Granting Bank provides such indemnity or makes such payment. Notwithstanding anything to the contrary contained in this Agreement, any SPC may disclose on a confidential basis any non-public information relating to its funding of Revolving Credit Loans to any rating agency, commercial paper dealer or provider of any surety or guarantee to such SPC. This Section may not be amended without the prior written consent of each Granting Bank, all or any part of whose Revolving Credit Loan is being funded by an SPC at the time of such amendment.

9.12b        Participations.  Any Bank may, in the ordinary course of its commercial banking business and in accordance with applicable law, at any time sell to one or more Participants participating interests in any Revolving Credit Loan owing to such Bank, the interest of such Bank in any Revolving Credit Note of such Bank, or any other interest of such Bank hereunder. In the event of any such sale by a Bank of participating interests to a Participant, such Bank's obligations under this Agreement to the other parties to this Agreement shall remain unchanged, such Bank shall remain solely responsible for the performance thereof, such Bank shall remain the holder of any such Revolving Credit Note for all purposes under this Agreement (including voting rights hereunder), and the Borrower and the Agent shall continue to deal solely and directly with such Bank in connection with such Bank's rights and obligations under this Agreement. As between any Bank and its Participant, the Participant's ability to direct such Bank to vote shall be limited to (i) an increase in the Revolving Credit Commitment, (ii) a reduction in the interest rate or fees due the Banks, and (ii) a postponement of the scheduled payments of principal or interest.

9.13 Counterparts. This Agreement may be executed in as many identical counterparts as shall be convenient and by the different parties hereto on separate counterparts. This Agreement shall become binding when each of the Agent, the Banks and the Borrower has executed at least one counterpart. Immediately after the execution of counterparts and solely for the convenience of the parties hereto, the Agent, the Borrower and the Banks will execute sufficient counterparts so that the Borrower shall have counterparts executed by each of the Banks and the Agent and the Banks shall have counterparts executed by the Borrower, the Agent, and the Banks. All counterparts shall constitute but one and the same instrument.

9.14         Funding by Branch, Subsidiary or Affiliate.

             (a) Notional Funding. Each Bank shall have the right from time to time, without notice to the Borrower, to deem any branch, Subsidiary or Affiliate (which for the purposes of this Section 9.14 shall mean any corporation or association which is directly or indirectly controlled by or is under direct or indirect common control with any corporation or association which directly or indirectly controls such Bank) of such Bank to have made, maintained or funded any Revolving Credit Loan to which the Euro-Rate Option applies at any time, provided that immediately following (on the assumption that a payment was then due from the Borrower to such other office) and as a result of such change the Borrower would not be under any greater financial obligation than they would have been in the absence of such change. Notional funding offices may be selected by each Bank without regard to the Bank's actual methods of making, maintaining or funding the Revolving Credit Loans or any sources of funding actually used by or available to such Bank.
                                                                        38

             (b) Actual Funding. Each Bank shall have the right from time to time to make or maintain any Revolving Credit Loan by arranging for a branch, Subsidiary or Affiliate of such Bank to make or maintain such Revolving Credit Loan subject to the last sentence of this Section 9.14(b). If any Bank causes a branch, Subsidiary or Affiliate to make or maintain any part of the Revolving Credit Loans hereunder, all terms and conditions of this Agreement shall, except where the context clearly requires otherwise, be applicable to such part of the Revolving Credit Loans to the same extent as if such Revolving Credit Loans were made or maintained by such Bank, provided that in no event shall any Bank's use of such a branch, Subsidiary or Affiliate to make or maintain any part of the Revolving Credit Loans hereunder cause such Bank or such branch, Subsidiary or Affiliate to incur any cost or expenses payable by the Borrower hereunder or require the Borrower to pay any other compensation to any Bank which would otherwise not be incurred.

9.15 Tax Withholding Forms. Each Bank or assignee or participant of a Bank that is not incorporated under the Laws of the United States of America or a state thereof agrees that it will deliver to each of the Borrower and the Agent two (2) duly completed copies of the following: (i) Internal Revenue Service Form W-9, 4224 or 1001, or other applicable form prescribed by the Internal Revenue Service, certifying that such Bank, assignee or participant is entitled to receive payments under this Agreement and the other Loan Documents without deduction or withholding of any United States federal income taxes, or is subject to such tax at a reduced rate under an applicable tax treaty, or (ii) Internal Revenue Service Form W-8 or other applicable form or a certificate of the Bank, assignee or participant indicating that no such exemption or reduced rate is allowable with respect to such payments. Each assignee or participant shall deliver such form or certificate on or before the effective date of such assignment or participation. Each Bank, assignee or participant which so delivers a Form W-8, W-9, 4224 or 1001 further undertakes to deliver to each of the Borrower and the Agent two (2) additional copies of such form (or a successor form) on or before the date that such form expires or becomes obsolete or after the occurrence of any event requiring a change in the most recent form so delivered by it, and such amendments thereto or extensions or renewals thereof as may be reasonably requested by the Borrower or the Agent, either certifying that such Bank, assignee or participant is entitled to receive payments under this Agreement and the other Loan Documents without deduction or withholding of any United States federal income taxes or is subject to such tax at a reduced rate under an applicable tax treaty or stating that no such exemption or reduced rate is allowable.
The Agent shall be entitled to withhold United States federal income taxes at the full withholding rate unless the Bank, assignee or participant establishes an exemption or that it is subject to a reduced rate as established pursuant to the above provisions.





















                                                                        39

             IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers thereunto duly authorized as of the date first written above.

ATTEST/WITNESS:                           COOPER TIRE & RUBBER COMPANY

/S/                                       By /S/
---------------------------               ------------------------------
Name:                                     Name:
---------------------------               ------------------------------
Title:                                    Title:
---------------------------               ------------------------------


                                          By /S/
                                          ------------------------------
                                          Name:
                                          ------------------------------
                                          Title:
                                          ------------------------------



                                          PNC BANK, NATIONAL ASSOCIATION
                                          as Agent


                                          By /S/
                                          ------------------------------
                                          Name:
                                          ------------------------------
                                          Title:
                                          ------------------------------
































                                                                        40

             IN WITNESS WHEREOF, intending to be legally bound hereby, the undersigned Bank has caused this Agreement by and among COOPER TIRE & RUBBER COMPANY as the Borrower, the Financial Institutions Party thereto, as the Banks, and PNC BANK, NATIONAL ASSOCIATION, as the Agent, to be executed by its duly authorized officers as of the date first above written.

Maximum Dollar Amount of Revolving Credit     PNC BANK, NATIONAL ASSOCIATION
Commitment
      $78,750,000                             By: /S/
Revolving Credit Commitment Percentage            ---------------------------
      22.5%                                   Name:   Joseph G. Moran
                                              Title:  Vice President

Address for notice purposes:

PNC Bank, N.A.
One PNC Plaza, 22nd Floor
249 Fifth Avenue
Pittsburgh, PA 15222
Attention:  Arlene Ohler
Title:      Vice President
Telephone:  (412) 762-3627
Facsimile:  (412) 762-8672


Address for Euro-Rate Funding if different from above:


---------------------------

---------------------------

---------------------------

Telephone:
---------------------------
Facsimile:
---------------------------
Telex:
---------------------------

























                                                                        41

             IN WITNESS WHEREOF, intending to be legally bound hereby, the undersigned Bank has caused this Agreement by and among the Financial Institutions Party thereto, as the Banks and PNC BANK, NATIONAL ASSOCIATION, as the Agent, to be executed by its duly authorized officers as of the date first above written.

Maximum Dollar Amount of Revolving Credit        BANK OF AMERICA, N.A.
Commitment
      $78,750,000                                By: /S/
Revolving Credit Commitment Percentage               ----------------------
      22.5%                                      Name:   Raju N. Patel
                                                 Title:  Vice President

Address for notice purposes:

Bank of America
231 South LaSalle Street
Attention:  Raju N. Patel
Title:      Vice President
Telephone:  (312) 828-7225
Facsimile:  (312) 987-0303


Address for Euro-Rate Funding if different from above:

Bank of America
Credit Services -- 6th Floor
1850 Gateway Blvd.
Concord, CA 94520-3282
Attention:  G.K. Lapitan
Telephone:  (925) 675-8205
Facsimile:  (925) 969-2852

































                                                                        42

             IN WITNESS WHEREOF, intending to be legally bound hereby, the undersigned Bank has caused this Agreement by and among the Financial Institutions Party thereto, as the Banks and PNC BANK, NATIONAL ASSOCIATION, as the Agent, to be executed by its duly authorized officers as of the date first above written.

Maximum Dollar Amount of Revolving Credit        THE CHASE MANHATTAN BANK
Commitment
      $78,750,000                                By: /S/
Revolving Credit Commitment Percentage               ------------------------
      22.5%                                      Name:   Richard W. Duker
                                                 Title:  Vice President

Address for notice purposes:

The Chase Manhattan Bank
One Chase Manhattan Plaza
New York, NY 10081
Attention:  Mahin Gandomi
Title:      Assistant Vice President
Telephone:  (212) 552-4567
Facsimile:  (212) 552-5650


Address for Euro-Rate Funding if different from above:


---------------------------

---------------------------

---------------------------

Telephone:
---------------------------
Facsimile:
---------------------------
Telex:
---------------------------


























                                                                        43

             IN WITNESS WHEREOF, intending to be legally bound hereby, the undersigned Bank has caused this Agreement by and among the Financial Institutions Party thereto, as the Banks and PNC BANK, NATIONAL ASSOCIATION, as the Agent, to be executed by its duly authorized officers as of the date first above written.

Maximum Dollar Amount of Revolving Credit       NATIONAL CITY BANK
Commitment
      $78,750,000                               By: /S/
Revolving Credit Commitment Percentage              ---------------------
      22.5%                                     Name:   Terri L. Cable
                                                Title:  Senior Vice President

Address for notice purposes:

National City Bank
1900 East Ninth Street, 7th Floor
Cleveland, OH 44114
Attention:  See Attached
Title:      See Attached
Telephone:  See Attached
Facsimile:  See Attached


Address for Euro-Rate Funding if different from above:

National City Bank
1900 East Ninth Street, 7th Floor
Cleveland, OH 44114
Telephone:  See Attached
Facsimile:  See Attached
Telex:      See Attached

































                                                                        44

             IN WITNESS WHEREOF, intending to be legally bound hereby, the undersigned Bank has caused this Agreement by and among the Financial Institutions Party thereto, as the Banks and PNC BANK, NATIONAL ASSOCIATION, as the Agent, to be executed by its duly authorized officers as of the date first above written.

Maximum Dollar Amount of Revolving Credit        BANK ONE, MICHIGAN
Commitment
      $35,000,000                                By: /S/
Revolving Credit Commitment Percentage               -----------------------
      10%                                        Name:   William C. Goodhue
                                                 Title:  Managing Director

Address for notice purposes:

Bank One, Michigan
611 Woodward Avenue
Detroit, MI 48226
Attention:  William C. Goodhue
Title:      Managing Director
Telephone:  (313) 225-2227
Facsimile:  (313) 226-0855


Address for Euro-Rate Funding if different from above:


---------------------------

---------------------------

---------------------------

Telephone:
---------------------------
Facsimile:
---------------------------
Telex:
---------------------------


























                                                                        45

                                                        Exhibit 10(ii)












                               CREDIT AGREEMENT
                                  (364 DAY)

                                 Dated as of

                              October 22, 1999

                                By and Among

                        COOPER TIRE & RUBBER COMPANY

                              as the Borrower

                                   and

                  THE FINANCIAL INSTITUTIONS PARTY HERETO

                              as the Banks

                                   and

                     PNC BANK, NATIONAL ASSOCIATION

                              as the Agent

                            TABLE OF CONTENTS
                                                                      Page
                                                                      ----

INDEX OF EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . .    iii
INDEX OF SCHEDULES. . . . . . . . . . . . . . . . . . . . . . . . .    iii
ARTICLE I.     DEFINITIONS. . . . . . . . . . . . . . . . . . . . .     1
      1.1      Defined Terms. . . . . . . . . . . . . . . . . . . .     1
      1.2      Accounting Terms . . . . . . . . . . . . . . . . . .    10
      1.3      Construction . . . . . . . . . . . . . . . . . . . .    10
ARTICLE II.    THE REVOLVING CREDIT LOANS . . . . . . . . . . . . .    11
      2.1      Short Term Revolving Credit Commitment . . . . . . .    11
      2.2      Disbursements and Repayments . . . . . . . . . . . .    12
      2.3      Reduction of Revolving Credit Commitment . . . . . .    13
      2.4      Revolving Credit Loan Interest Rates . . . . . . . .    13
      2.5      Special Provisions Relating to Euro-Rate Options . .    15
      2.6      Capital Adequacy . . . . . . . . . . . . . . . . . .    17
      2.7      Method of Disbursements and Payments . . . . . . . .    17
      2.8      Interest Payment Dates . . . . . . . . . . . . . . .    17
      2.9      Calculation of Interest, Facility Fee and Usage Fee.    18
      2.10     Loan Account . . . . . . . . . . . . . . . . . . . .    18
      2.11     Fees . . . . . . . . . . . . . . . . . . . . . . . .    18
      2.12     Interbank Market Presumption . . . . . . . . . . . .    18
      2.13     Taxes. . . . . . . . . . . . . . . . . . . . . . . .    18
ARTICLE III.   REPRESENTATIONS AND WARRANTIES . . . . . . . . . . .    19
      3.1      Corporate Existence. . . . . . . . . . . . . . . . .    19
      3.2      Corporate Authority. . . . . . . . . . . . . . . . .    19
      3.3      Validity of this Agreement and the Revolving
               Credit Notes . . . . . . . . . . . . . . . . . . . .    19
      3.4      Financial Statements . . . . . . . . . . . . . . . .    20
      3.5      Litigation; Title to Properties. . . . . . . . . . .    20
      3.6      Encumbrances . . . . . . . . . . . . . . . . . . . .    20
      3.7      ERISA Compliance . . . . . . . . . . . . . . . . . .    20
      3.8      Tax Returns and Payments . . . . . . . . . . . . . .    20
      3.9      Regulations G, T, U and X. . . . . . . . . . . . . .    21
      3.10     Investment Company Act; Public Utilities Holding
               Company Act. . . . . . . . . . . . . . . . . . . . .    21
      3.11     Environmental Matters. . . . . . . . . . . . . . . .    21
      3.12     No Restrictions. . . . . . . . . . . . . . . . . . .    21
      3.13     Compliance with Applicable Laws. . . . . . . . . . .    21
      3.14     Governmental Approval. . . . . . . . . . . . . . . .    22
      3.15     No Event of Default; Compliance with Instruments . .    22
      3.16     Employment Matters . . . . . . . . . . . . . . . . .    22
      3.17     Patents, Trademarks, Copyrights, Licenses, Etc . . .    22
      3.18     Year 2000 Problem. . . . . . . . . . . . . . . . . .    22
      3.19     Solvency . . . . . . . . . . . . . . . . . . . . . .    22
      3.20     Material Contracts; Burdensome Restrictions. . . . .    22
      3.21     Disclosure . . . . . . . . . . . . . . . . . . . . .    23
ARTICLE IV.    AFFIRMATIVE CONVENANTS . . . . . . . . . . . . . . .    23
      4.1      Use of Proceeds. . . . . . . . . . . . . . . . . . .    23
      4.2      Furnishing Information . . . . . . . . . . . . . . .    23
      4.3      Preservation of Existence. . . . . . . . . . . . . .    24
      4.4      Payment of Taxes and Fees. . . . . . . . . . . . . .    24
      4.5      Insurance. . . . . . . . . . . . . . . . . . . . . .    24
      4.6      ERISA Reports. . . . . . . . . . . . . . . . . . . .    25
      4.7      Environmental Matters. . . . . . . . . . . . . . . .    25
      4.8      Senior Debt Status . . . . . . . . . . . . . . . . .    25
      4.9      Y2K Preparedness . . . . . . . . . . . . . . . . . .    26

ARTICLE V.     NEGATIVE COVENANTS . . . . . . . . . . . . . . . . .    26
      5.1      Percentage of Consolidated Indebtedness to
               Consolidated Capitalization. . . . . . . . . . . . .    26
      5.2      Fixed Charge Coverage Ratio. . . . . . . . . . . . .    26
      5.3      Creation of Encumbrances . . . . . . . . . . . . . .    26
      5.4      Limitation on Mergers. . . . . . . . . . . . . . . .    26
      5.5      Margin Stock . . . . . . . . . . . . . . . . . . . .    27
ARTICLE VI.    CONDITIONS PRECEDENT . . . . . . . . . . . . . . . .    27
      6.1      All Disbursements. . . . . . . . . . . . . . . . . .    27
      6.2      Conditions Precedent for Closing . . . . . . . . . .    27
ARTICLE VII    EVENTS OF DEFAULT. . . . . . . . . . . . . . . . . .    28
      7.1      Immediate Defaults . . . . . . . . . . . . . . . . .    28
      7.2      Defaults at Option of Banks. . . . . . . . . . . . .    29
      7.3      Remedies upon Default. . . . . . . . . . . . . . . .    30
ARTICLE VIII.  AGENT. . . . . . . . . . . . . . . . . . . . . . . .    31
      8.1      Appointment and Grant of Authority . . . . . . . . .    31
      8.2      Non-Reliance on Agent. . . . . . . . . . . . . . . .    31
      8.3      Responsibility of the Agent and Other Matters. . . .    31
      8.4      Action on Instructions . . . . . . . . . . . . . . .    32
      8.5      Action in Event of Default . . . . . . . . . . . . .    32
      8.6      Indemnification. . . . . . . . . . . . . . . . . . .    32
      8.7      Agent's Rights as a Bank . . . . . . . . . . . . . .    32
      8.8      Loan Advances. . . . . . . . . . . . . . . . . . . .    32
      8.9      Payment to Banks . . . . . . . . . . . . . . . . . .    33
      8.10     Notice of Event of Default . . . . . . . . . . . . .    33
      8.11     Equalization of Banks. . . . . . . . . . . . . . . .    33
      8.12     Successor Agent. . . . . . . . . . . . . . . . . . .    33
ARTICLE IX.    GENERAL PROVISIONS . . . . . . . . . . . . . . . . .    34
      9.1      Waiver of Rights of Set-Off. . . . . . . . . . . . .    34
      9.2      Amendments . . . . . . . . . . . . . . . . . . . . .    34
      9.3      No Implied Waiver; Cumulative Remedies . . . . . . .    34
      9.4      Certain Taxes. . . . . . . . . . . . . . . . . . . .    34
      9.5      Notices. . . . . . . . . . . . . . . . . . . . . . .    35
      9.6      Costs. . . . . . . . . . . . . . . . . . . . . . . .    35
      9.7      Severability . . . . . . . . . . . . . . . . . . . .    35
      9.8      Covenants to Survival. . . . . . . . . . . . . . . .    35
      9.9      Investment . . . . . . . . . . . . . . . . . . . . .    36
      9.10     Holiday Payments . . . . . . . . . . . . . . . . . .    36
      9.11     Governing Law. . . . . . . . . . . . . . . . . . . .    36
      9.12     Successors, Assigns and Participations . . . . . . .    36
      9.13     Counterparts . . . . . . . . . . . . . . . . . . . .    37
      9.14     Funding by Branch, Subsidiary or Affiliate . . . . .    37
      9.15     Tax Withholding Forms. . . . . . . . . . . . . . . .    38

                                INDEX OF EXHIBITS

                                                Principal
Exhibit                                          Section
Reference                     Exhibit           Reference         Page
---------                     -------           ---------         ----

   A          Revolving Credit Note               2.1d             12
   B          Request for Disbursement            2.2b             12
   C          Compliance Certificate              4.2              23
   D          Opinion of Counsel                  6.2(xi)          28


                               INDEX OF SCHEDULES


                                                Principal
Schedule                                         Section
Reference                     Schedule          Reference         Page
---------                     --------          ---------         ----

   3.6        Encumbrances                        3.6              20

                                  CREDIT AGREEMENT


             THIS CREDIT AGREEMENT dated as of October 22, 1999, by and among COOPER TIRE & RUBBER COMPANY, as the Borrower (the "Borrower"), the FINANCIAL INSTITUTIONS PARTY hereto, as the lenders (individually a "Bank" and collectively the "Banks") and PNC BANK, NATIONAL ASSOCIATION, as the agent for the Banks (the "Agent").

WITNESSETH:

             WHEREAS, the Borrower desires to obtain loans from the Banks pursuant to this Agreement in an aggregate amount not to exceed $300,000,000 at any one time outstanding and the Banks are willing to make such loans upon the terms and conditions as hereinafter set forth.

             NOW, THEREFORE, in consideration of mutual promises contained herein and other valuable consideration and with the intent to be legally bound hereby, the parties hereto agree as follows:

ARTICLE I.   DEFINITIONS.

1.1 Defined Terms. As used herein the following terms shall have the meaning specified unless the context otherwise requires:

             "Affiliate" shall mean any Person directly or indirectly Controlling, Controlled by, or under common Control of the Borrower.

             "Agent" shall mean PNC Bank, National Association in its capacity as Agent or its successor appointed pursuant to Section 8.12 hereof.

             "Agreement" shall mean this Credit Agreement as the same may from time to time be amended or otherwise modified or supplemented.

             "All-Cash Acquisition" shall mean the acquisition of The Standard Products Company by the Borrower where the consideration for such acquisition is comprised of one hundred percent (100%) cash pursuant to the Merger Agreement.

             "Applicable Margin" shall mean for each Revolving Credit Loan the rate per annum determined from time to time based upon the Ratings in effect by S&P and Moody's set forth under the relevant column heading below opposite such Ratings:

                                   RATINGS
                                                     Applicable Margin
                                                 (in basis points per annum)
             S&P/Moody's                              Euro-Rate Option
             -----------                         ---------------------------
A+/A1 or higher                                             29
A/A2 or lower                                              40.5

provided that, in the event that the Ratings of S&P and Moody's do not coincide, the Applicable Margin set forth above opposite the higher of such Ratings will apply; and provided further, in the event that one Rating is in effect, the Applicable Margin set forth above for such Rating will apply. Notwithstanding the foregoing, in the event that no Ratings are in effect at such time of determination, the Applicable Margin will be determined in a manner to be mutually agreed upon by the Agent and the Borrower and consented to by the Banks.





             "Authorized Officer" shall mean the Chief Executive Officer, the President, any Vice President, Controller, the Treasurer or the Assistant Treasurer of the Borrower. The Agent shall be entitled to rely on the incumbency certificates delivered pursuant to Subsection 6.2(ix) hereof for the initial designation of each Authorized Officer. Additions or deletions to the list of Authorized Officers may be made by the Borrower at any time by delivering to the Agent a revised incumbency certificate.

             "Bank" shall mean any of the several financial institutions party to this Agreement.

             "Bank Indebtedness" shall mean (i) the Revolving Credit Loans then outstanding, together with all increases or refinancings thereof, (ii) all interest, fees and any other amounts due hereunder by reason of advances by the Banks, made to, or for the account of, the Borrower pursuant to this Agreement, and (iii) all reasonable out-of-pocket expenses incurred by the Banks and the Agent (including but not limited to fees and expenses of counsel).

             "Base Rate" shall mean the higher of (i) Agent's Prime Rate or
(ii) the sum of (A) the Federal Funds Effective Rate plus (B) fifty (50) basis points (1/2%).

             "Base Rate Option" shall mean the interest rate options, as applicable, described in Subsections 2.4a(i) of this Agreement.

             "Base Rate Portion" shall mean the Revolving Credit Loans bearing interest under the Base Rate Option.

             "Base Rate Segment" shall mean each Revolving Credit Loan bearing interest under the Base Rate Option.

             "Borrower" shall have the meaning ascribed to it in the preamble hereto.

             "Business Day" shall mean, (a) when used in any context other than in reference to or in connection with Euro-Rate Segments, any day, other than a Saturday or Sunday, on which the Banks are open for business in Pittsburgh, Pennsylvania and New York, New York and (b) when used in the context of a Euro-Rate Segment, any day, other than a Saturday or Sunday, on which (i) commercial banks are open for business in Pittsburgh, Pennsylvania and New York, New York and (ii) dealings in eurodollar funding between banks may be carried on at the location at which each of the Banks transacts its eurodollar funding and the Target (the Transeuro real time gross settlement system) is operating.

             "Capital Compensation Amount" shall have the meaning given it in
Section 2.6.

             "Capitalized Lease" shall mean a lease under which the obligations of the lessee would, in accordance with GAAP, be included in determining total liabilities as shown on the liability side of a balance sheet of the lessee.

             "Capitalized Lease Obligations" shall mean the portion of the obligations under a Capitalized Lease which would be shown as a liability on a balance sheet in accordance with GAAP.

             "Change in Law" shall have the meaning given it in Section 2.6.

             "Closing Date" means the date on which each of the conditions precedent set forth in Section 6.2 is satisfied.


             "Code" means the Internal Revenue Code of 1986, as amended from time to time, or any successor legislation thereto, together with all regulations promulgated and rulings issued thereunder.

             "Commitment" shall mean, as to any Bank, the sum of the Dollar amount set forth opposite such Bank's name on its signature page hereto under the heading "Maximum Dollar Amount of Revolving Credit Commitment".

             "Compliance Certificate" shall mean the compliance certificate in substantially the form of Exhibit "C" hereto, which shall be delivered by the Borrower to the Banks in accordance with Section 4.2 hereof.

             "Consolidated" shall mean the consolidation of accounts of two or more Persons in accordance with GAAP.

             "Consolidated Indebtedness" shall mean the Indebtedness of the Borrower and its Subsidiaries determined on a Consolidated basis in accordance with GAAP, consistently applied.

             "Consolidated Net Income" shall mean the total net income (or deficit) of the Borrower and its Subsidiaries for the period in question (taken as a cumulative whole) determined in accordance with GAAP on a consolidated basis, consistently applied.

             "Consolidated Net Income Available for Fixed Charges" shall mean the Consolidated Net Income for any period after adding back Fixed Charges and provisions for taxes in respect of or measured by income or excess profits, all in the respective amounts theretofore deducted in determining Consolidated Net Income for such period.

             "Consolidated Rentals" shall mean the aggregate of the Rentals of the Borrower and its Subsidiaries payable during a specified period in accordance with GAAP.

             "Consolidated Stockholders' Equity" shall mean the total of those items enumerated under the heading "Stockholders' Equity" in the Borrower's then current balance sheet determined on a Consolidated basis in accordance with GAAP, consistently applied.

             "Consolidated Subsidiary" shall mean any Subsidiary which shall, during any relevant period be Consolidated with the Borrower in any Consolidated financial statement furnished to the Banks.

             "Consolidated Total Assets" shall mean the assets of the Borrower and its Subsidiaries, determined on a Consolidated basis in accordance with GAAP consistently applied.

             "Control (and its derivatives)": Either (i) the ownership of twenty percent (20%) or more of any class of voting securities, partnership interests or other equity interests of a Person, or (ii) the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a Person, whether through the ownership of voting securities, partnership interests or other equity interests, by contract or otherwise, including without limitation the power to elect a majority of the directors of a corporation or trustees of a trust, as the case may be.

             "Date of Determination" shall mean each date as of which any test to be made or applied under this Agreement is made or applied.

             "Disbursement" shall mean an advance of proceeds to the Borrower made pursuant to Section 2.1.

             "Disclosure Letter" shall mean that certain letter dated on or prior to the Closing Date delivered by the Borrower to the Agent for redelivery to the Banks that discusses certain pending legal matters.
                                                                        3

             "Dollar" or "$" shall mean the legal tender of the United States of America.

             "Encumbrance" shall mean any encumbrance, mortgage, lien, charge, pledge, security interest, priority payment, conditional sales agreement right, or other title retention agreement right (including any Capitalized Lease) in, upon or against any asset of the Borrower except for a pledge of the stock of Cooper-Avon Tyres Limited in favor of the Borrower.

             "Environmental Law" shall mean any and all statutes, laws, regulations, ordinances, rules, judgments, orders, decrees, permits, concessions, grants, franchises, licenses, agreements or other governmental restrictions relating to the environment or the Release of any Hazardous Substances into the environment.

             "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as now in effect and as hereafter from time to time amended, or any successor statute, and the rules and regulations promulgated thereunder, as from time to time in effect.

             "ERISA Affiliate" shall mean as of any relevant time any Person subject to ERISA which is a member of a Controlled group of corporations of which the Borrower is a member, and any trade or business which is subject to ERISA (whether or not incorporated) under common Control with the Borrower, and all other entities which, together with the Borrower, are treated as a single employer under Section 414 of the Internal Revenue Code.

             "Euro-Rate" shall mean with respect to any Revolving Credit Loans denominated in Dollars comprising any Segment to which the Euro-Rate Option applies for any Euro-Rate Interest Period, the interest rate per annum determined by the Agent by dividing (the resulting quotient rounded upward to the nearest 1/100th of 1% per annum) (i) the rate of interest determined by the Agent in accordance with its usual procedures (which determination shall be conclusive and binding upon the Borrower, absent manifest error on the part of the Agent) to be the average of London interbank offered rates for U.S. Dollars quoted by the British Bankers Association as set forth on Dow Jones Markets Service (formerly known as Telerate) (or appropriate successor or, if British Banker's Association or its successor ceases to provide such quotes a comparable replacement determined by the Agent) display page 3750 (or such other display page on the Dow Jones Markets Service system replacing page
3750), two (2) Business Days prior to the first day of such Euro-Rate Interest Period for an amount comparable to such Revolving Credit Loans and having a borrowing date and a maturity comparable to such Euro-Rate Interest Period by
(ii) a number equal to 1.00 minus the Euro-Rate Reserve Percentage. Such Euro-Rate may also be expressed by the following formula:

         Euro-Rate  =  Average of London interbank offered rates
                       quoted by BBA as shown on Dow Jones Markets
                       Service display page 3750 or appropriate successor
                       1.00 - Euro-Rate Reserve Percentage

             "Euro-Rate Interest Period" shall mean any individual period of one month, two months, three months or six months, commencing on the borrowing date, conversion date or renewal date of the Euro-Rate Segment to which such period shall apply; provided, however, that any Euro-Rate Interest Period which would otherwise end on a day which is not a Business Day shall be extended to the next Business Day unless such Business Day falls in the succeeding calendar month in which case such Euro-Rate Interest Period shall end on the next preceding Business Day; and provided further that any Euro-Rate Interest Period which begins on the last day of a calendar month or on a day for which there is no numerically corresponding day in the subsequent calendar month during which such Euro-Rate Interest Period is to end shall end on the last Business Day of such subsequent month.


             "Euro-Rate Option" shall mean the ability of the Borrower to have all or any Segment of the Revolving Credit Loans then outstanding bear interest at a fixed rate of interest related to the Euro-Rate, all as more fully set forth in Subsection 2.4a(ii).

             "Euro-Rate Portion" shall mean the Revolving Credit Loans then outstanding bearing interest under the Euro-Rate Option.

             "Euro-Rate Reserve Percentage" shall mean, for each Euro-Rate Interest Period, that percentage (expressed as a decimal), as determined by the Agent as to the Euro-Rate Segment as to which the rate is then being set, which is in effect on the first day of such Euro-Rate Interest Period, (i) as prescribed by the Board of Governors of the Federal Reserve System (or any successor), for determining the maximum reserve requirements (including without limitation supplemental, marginal or emergency reserve requirements) with respect to eurocurrency funding (currently referred to as "Eurocurrency Liabilities") of a member bank in such system; and (ii) to be maintained by a Bank as required for reserve liquidity, special deposit, or a similar purpose by any governmental or monetary authority of any country or political subdivision thereof (including any central bank), against (A) any category of liabilities that includes deposits by reference to which a Euro-Rate is to be determined, or (B) any category of extension of credit or other assets that includes Revolving Credit Loans or Segments to which a Euro-Rate applies. The Euro-Rate shall be adjusted automatically with respect to any Euro-Rate Segment outstanding on the effective date of any change in the Euro-Rate Reserve Percentage, as of such effective date.

             "Euro-Rate Segment" shall mean each Revolving Credit Loan bearing interest under the Euro-Rate Option for a discrete Interest Period.

             "Event of Default" shall mean an occurrence of events or the existence of conditions described in Sections 7.1 through 7.2 inclusive, and any continuance thereof.

"Facility Fee" shall mean as of any Date of Determination the Facility Fee Rate multiplied by the Revolving Credit Commitment.

             "Facility Fee Rate" shall mean the rate per annum determined from time to time based upon the Ratings in effect by S&P and Moody's set forth under the relevant column heading below opposite such Ratings:

                                RATINGS
                                                     Facility Fee Rate
            S&P/Moody's                        (in basis points per annum)
            -----------                        ---------------------------
A+/A1 or higher                                         8.5
A/A2 or lower                                           9.5

provided that, in the event that the Ratings of S&P and Moody's do not coincide, the Facility Fee Rate set forth above opposite the higher of such Ratings will apply; and provided further, in the event that one Rating is in effect, the Facility Fee Rate set forth above for such Rating will apply. Notwithstanding the foregoing, in the event that no Ratings are in effect at such time of determination, the Facility Fee Rate will be determined in a manner to be mutually agreed upon by the Agent and the Borrower and consented to by the Banks. The Facility Fee Rate shall be adjusted if necessary as of the date of any change in the Ratings.

             "Federal Funds Effective Rate" shall mean, for any day, the weighted average (rounded upwards if necessary to the next 1/100 of 1%) of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers as published the next succeeding day by the Federal Reserve Bank of New York or, if such rate is not

<continued>
                                                                        5
so published for any day that is not a Business Day the average (rounded upwards, if necessary to the next 1/100 of 1%) of the quotation for such day for such transactions received by the Agent from three Federal funds brokers of recognized standing selected by it.

             "Fee Letter" shall mean that certain letter from the Agent to the Borrower dated October 14, 1999, and setting forth the commitment fee and the underwriting fee due the Agent and it's Affiliates.

             "Fiscal Quarter" shall mean each successive three-month period from January 1 to and including March 31, April 1 to and including June 30, July 1 to and including September 30, and October 1 to and including December 31.

             "Fiscal Year" shall mean each successive 12-month period from January 1 to and including December 31.

             "Fixed Assets" shall mean tangible assets (real, personal or mixed) material to the ongoing business operations of the Borrower on a Consolidated basis.

             "Fixed Charges" shall mean the aggregate interest charges (including the portion of payments under Capitalized Leases attributable to interest) and Rentals payable by the Borrower and its Subsidiaries for any period with respect to Indebtedness and lease obligations existing at any time during such period, after eliminating all inter-company items in accordance with GAAP.

             "GAAP" shall mean generally accepted accounting principles in effect in the United States which shall include, but not be limited to, the official interpretations thereof as defined by the Financial Accounting Standards Board, its predecessors and its successors.

             "Governmental Person" means the government of the United States or the government of any state or locality therein, or any foreign country or any political subdivision or any governmental, quasi-governmental, judicial, public or statutory instrumentality, authority, body or entity, or other regulatory bureau, authority, body or entity of the United States or any state or locality therein, including the Federal Deposit Insurance Company, the Comptroller of the Currency or the Board of Governors of the Federal Reserve System, any central bank or any comparable authority.

             "Granting Bank" shall have the meaning assigned to that term in
Section 9.12(a)(ii).

             "Guarantee" or "Guaranty" shall mean any obligation, direct or indirect, by which a Person undertakes to guaranty, assume or remain liable for the payment or performance of another Person's obligations, including but not limited to (i) endorsements of negotiable instruments (except for deposits or collection in the ordinary course of business), (ii) discounts with recourse, (iii) agreements to pay or perform upon a second Person's failure to pay or perform, (iv) remaining liable on obligations assumed by a second Person, (v) except for the Borrower's obligations pursuant to Section 2.9, agreements to maintain the capital, working capital solvency or general financial condition of a second Person and (vi) agreements for the purchase or other acquisition of products, materials, supplies or services, if in any case payment therefor is to be made regardless of the non-delivery of such products, materials or supplies or the non-furnishing of such services.

             "Hazardous Substances" shall mean (i) any hazardous, toxic or polluting substance regulated by any Environmental Law and (ii) any petroleum products.



             "Indebtedness" shall mean as applied to any Person, without duplication, all liabilities of such Person for borrowed money, direct or contingent, whether evidenced by a bond, note, debenture, Capitalized Lease Obligation, deferred purchase price arrangement, title retention device, reimbursement agreement (except as any such reimbursement agreement relates to the issuance of a letter of credit to support a surety or performance bond which is a performance guaranty), Guaranty, book entry or otherwise.

             "Ineligible Security" shall mean any security which may not be underwritten or dealt in by member banks of the Federal Reserve System under
Section 16 of the Banking Act of 1933 (12 U.S.C. Section 24, Seventh), as amended.

             "Interest Period" shall mean a Euro-Rate Interest Period.

             "Loan Account" shall mean the account maintained by the Agent pursuant to Section 2.10.

             "Loan Documents" shall mean this Agreement, the Revolving Credit Notes and the Requests for Disbursement.

             "Margin Stock" shall be defined herein as defined in Regulation U promulgated by the Board of Governors of the Federal Reserve System as such regulation is now in effect and may hereafter be amended.

             "Material Adverse Effect" means, any change or effect that is materially adverse to the assets, liabilities, results of operations or financial condition of the Borrower and its Consolidated Subsidiaries taken as a whole.

             "Maturity Date" shall mean (i) the earlier of (A) October 21, 2000 or (B) such earlier date upon which Borrower completes the acquisition of The Standard Products Company and such acquisition is not an All-Cash Acquisition, (ii) such earlier date on which the Revolving Credit Commitment shall terminate pursuant to Section 2.3 or (iii) such date, when, pursuant to
Article VII hereof, the Revolving Credit Commitment shall terminate.

             "Merger" shall mean either the merger of The Standard Products Company with and into Borrower or CTB Acquisition Company, a wholly-owned Subsidiary of the Borrower, pursuant to the terms of the Merger Agreement.

             "Merger Agreement" shall mean the Agreement and Plan of Merger dated July 27, 1999, by and among the Borrower, CTB Acquisition Company and The Standard Products Company.

             "Moody's" shall mean Moody's Investors Service, Inc.

             "Multiemployer Plan" shall mean a "multiemployer plan" as defined in Section 4001(a)(3) of ERISA to which any Borrower or any ERISA Affiliate is making or accruing an obligation to make contributions or has within any of the preceding five plan years made or accrued an obligation to make contributions.

             "Option" shall mean any of the Base Rate Option or the Euro-Rate Option.

             "Other Taxes" shall have the meaning assigned to it in Section
2.13b.

             "Participant" shall mean any financial institution or other entity which purchases a Participation in any Revolving Credit Loan hereunder from any Bank.



             "Participation" shall mean the sale, pursuant to Subsection 9.12b, by any Bank to any Participant of an undivided interest in all or any part of the Revolving Credit Loans or any Commitment under the Revolving Credit Commitment.

             "PBGC" shall mean the Pension Benefit Guaranty Corporation or any entity succeeding to any or all of its functions under ERISA.

             "Permitted Encumbrances" shall mean those Encumbrances allowed pursuant to Section 5.3 hereof.

             "Person" shall mean any individual, corporation, association, trust, firm, partnership, joint venture, unincorporated organization, limited liability company, or other entity or enterprise or any government or any political subdivision, department, agency or instrumentality thereof.

             "Plan" shall mean at any time an employee pension benefit plan (other than a Multiemployer Plan) which is covered by Title IV of ERISA or subject to the minimum funding standards under Section 302 of ERISA and
Section 412 of the Internal Revenue Code and either (i) is maintained by a Borrower and/or any ERISA Affiliate for employees of a Borrower and/or any ERISA Affiliate or (ii) has at any time within the preceding five years been maintained by a Borrower and/or any ERISA Affiliate for employees of a Borrower and/or any ERISA Affiliate. For purposes of this Agreement, the term "Plan(s)" shall not include a terminated employee pension benefit plan for which final distribution of assets has been made in full compliance with the provisions of Section 4041(b) of ERISA prior to the date of this Agreement, and for which the Internal Revenue Service has issued a favorable determination letter regarding termination of such plan.

             "PNC" shall mean PNC Bank, National Association, a national banking association.

             "Portion" shall mean any Euro-Rate Portion or any Base Rate
Portion.

             "Prime Rate" shall mean the rate of interest announced from time to time by PNC at its principal office as its prime rate, which rate may not be the lowest interest rate then being charged commercial borrowers by the Agent.

             "Pro Rata" shall mean (i) as to amounts due to or from any Bank with respect to advances from or repayments to the Banks under the Revolving Credit Commitment, each such Bank's Revolving Credit Commitment Percentage of such advances and repayments, and (ii) with respect to all fees or costs due the Banks hereunder an amount equal to each such Bank's Revolving Credit at the Date of Determination.

             "Ratings" shall mean the senior unsecured long term debt ratings of the Borrower in effect from time to time by Moody's or S&P.

             "RCRA" shall mean the Resource Conservation and Recovery Act, 42 U.S.C. 6901 et seq. and the regulations adopted pursuant thereto, as the same may be amended.

             "Release" or "Released" shall mean any release, spill, discharge, leak or disposal of any Hazardous Substance which occurs in a manner which is not in compliance with an Environmental Law.







             "Rentals" shall mean all amounts (whether or not designated as rentals) payable by a lessee under any lease (other than a Capitalized Lease) during a specific period after eliminating all inter-company items in accordance with GAAP. If and to the extent the amount of any Rentals during any future period is not definitely determinable under the lease in question, the amount of such Rentals shall be estimated in such reasonable manner as the Board of Directors of the affected Borrower may in good faith determine.

             "Reportable Event" shall mean a "reportable event" described in
Section 4043(b) of ERISA and the regulations thereunder other than an event described in 29 C.F.R. Part 2615.14 for which the 30-day notice to the PBGC is waived.

             "Request for Disbursement" shall mean the request for Disbursement in substantially the form of Exhibit "C" hereto, which shall be delivered to the Banks by the Borrower in accordance with Subsection 2.1b.

             "Required Banks" shall mean Banks which in the aggregate hold at least 51% of the sum of the Revolving Credit Commitments or if the Revolving Credit Commitments have terminated, at least 51% of the Revolving Credit Loans then outstanding.

             "Revolving Credit Commitment" shall mean the several obligations of the Banks, each in accordance with its Revolving Credit Commitment Percentage, to make available to the Borrower the Revolving Credit Loans, all as set forth in Section 2.1.

             "Revolving Credit Commitment Percentage" shall mean as to any Bank, the percentage set forth opposite such Bank's name on its signature page hereto under the caption "Revolving Credit Commitment Percentage."

             "Revolving Credit Loans" shall mean Disbursements made by the Banks under the Revolving Credit Commitment which Disbursements in the aggregate shall not exceed more than $300,000,000 at any one time outstanding.

             "Revolving Credit Note" shall mean the evidence of Indebtedness substantially in the form of Exhibit "A" hereto and all extensions, renewals, amendments, substitutions and replacements thereto and thereof.

             "S&P" shall mean Standard & Poor's Rating Group, a division of McGraw-Hill, Inc.

             "SEC" shall mean the Securities and Exchange Commission or any successor agency.

             "Section 20 Subsidiary" means the Subsidiary of the bank holding company controlling any Lender, which Subsidiary has been granted authority by the Federal Reserve Board to underwrite and deal in certain Ineligible Securities.

             "Segment" shall mean each individual part of the Revolving Credit Loans having a separate Interest Period and bearing interest under the Euro-Rate Option.

             "Solvent" shall mean, with respect to any Person on a particular date, that on such date (i) the fair value of the property of such Person is greater than the total amount of liabilities, including, without limitation, contingent liabilities, of such Person, (ii) the present fair salable value of the assets of such Person is not less than the amount that will be required to pay the probable liability of such Person on its debts as they become absolute and matured, (iii) such Person is able to realize upon its assets and pay its debts and other liabilities, contingent obligations and other commitments as


<continued>
                                                                        9
they mature in the normal course of business, (iv) such Person does not intend to, and does not believe that it will, incur debts or liabilities beyond such Person's ability to pay as such debts and liabilities mature, and (v) such Person is not engaged or proposes to engage in business or a transaction, and is not about to engage in business or a transaction, for which such Person's property would constitute unreasonably small capital after giving due consideration to the prevailing practice in the industry in which such Person is engaged or proposes to engage. In computing the amount of contingent liabilities at any time, it is intended that such liabilities will be computed at the amount which, in light of all the facts and circumstances existing at such time, represents the amount that can reasonably be expected to become an actual or matured liability.

             "SPC" shall have the meaning given it in Section 9.12.

             "Subsidiary" of any Person at any time shall mean (i) any corporation or trust of which 51% or more (by number of shares or number of votes) of the outstanding capital stock or shares of beneficial interest normally entitled to vote for the election of one or more directors or trustees (regardless of any contingency which does or may suspend or dilute the voting rights) is at such time owned directly or indirectly by such Person or one or more of such Person's Subsidiaries, (ii) any partnership of which such Person is a general partner or of which 51% or more of the partnership interests is at the time directly or indirectly owned by such Person or one or more of such Person's Subsidiaries, or (iii) any limited liability company of which such Person is a member or of which 51% or more of the limited liability company interests is at the time directly or indirectly owned by such Person or one or more of such Person's Subsidiaries.

             "Taxes" shall have the meaning given it in Section 2.13a.

             "Termination Event" shall mean (i) a Reportable Event with respect to a Plan (or an event described in Section 4068(f) of ERISA with respect to a Plan), or (ii) the withdrawal of the Borrower from a Plan during a plan year in which the Borrower was a "substantial employer", as such term is defined in Section 4001(a)(2) of ERISA, or the incurrence of liability by the Borrower under Section 4064 of ERISA upon the termination of a Plan, or
(iii) the distribution of a notice of intent to terminate a Plan pursuant to
Section 4041(a)(2) of ERISA or the treatment of a Plan amendment as a termination under Section 4041 of ERISA, or (iv) the institution of proceedings to terminate a Plan by the PBGC under Section 4042 of ERISA, or
(v) any other event or condition which might reasonably constitute grounds under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Plan.

             "Voting Stock" shall mean stock of any class or classes (however designated) the holders of which are ordinarily, in the absence of contingencies, entitled to vote for the election of a majority of directors (or persons performing similar functions) of the issuer thereof even though the right so to vote has been suspended by the happening of such a contingency.

             "Withdrawal Liability" shall mean "withdrawal liability" as defined by the provisions of Part 1 of Subtitle E to Title IV of ERISA.

             "Year 2000 Problem" shall have the meaning ascribed to it in
Section 3.18.

1.2 Accounting Terms. All accounting terms used in this Agreement and not otherwise defined herein shall have the respective meanings given to such terms under GAAP, and shall be construed in accordance with GAAP.

1.3 Construction. Unless the context of this Agreement otherwise clearly requires, the following rules of construction shall apply to this Agreement and each of the other Loan Documents:
                                                                        10

             (i) Number: Inclusion. References to the plural include the singular, the singular the plural and the part the whole, "or" has the inclusive meaning represented by the phrase "and/or," and "including" has the meaning represented by the phrase "including without limitation."

             (ii) Determination. References to "determination" of or by the Agent or the Banks shall be deemed to include good faith estimates by the Agent or the Banks (in the case of quantitative determinations) and good faith beliefs by the Agent or the Banks (in the case of qualitative determinations) and such determination shall be conclusive absent manifest error.

             (iii) Discretion and Consent. Whenever the Agent or the Banks are granted the right herein to act in its or their sole discretion or to grant or withhold consent such right shall be exercised in good faith.

             (iv) Documents Taken as a Whole. The words "hereof," "herein," "hereunder", "hereto" and similar terms in this Agreement or any other Loan Document refer to this Agreement or such other Loan Document as a whole and not to any particular provision of this Agreement or such other Loan Document.

             (v) Headings. The article, section and other headings contained in this Agreement or such other Loan Documents and the Table of Contents (if any) preceding this Agreement or such other Loan Document are for reference purposes only and shall not control or affect the construction of this Agreement or such other Loan Document or the interpretation thereof in any respect.

             (vi) Implied References. Article, section, subsection, item, clause, schedule and exhibit references are to this Agreement or to such other Loan Document, as the case may be, unless otherwise specified.

             (vii) Persons. Reference to any Person includes such Person's successors and assigns, but, if applicable, only if such successors and assigns are permitted by this Agreement or another Loan Document, as the case may be, and reference to a Person in a particular capacity excludes such Person in any other capacity.

             (viii) Government Acts and Agreements. Reference to any Governmental Acts, agreement or contract includes such Governmental Acts, agreement or contract as the same may be amended, supplemented, modified, extended, waived, consolidated, replaced or renewed from time to time, but only to the extent permitted by, and effected in accordance with, the terms thereof and of this Agreement and the other Loan Documents.

             (ix) From, To and Through. Relative to the determination of any period of time, "from" means "from and including", "to" means "to but excluding", and "through" means "through and including".

             (x) Shall; Will. References to "shall" and "will" are intended to have the same meaning.

             (xi) Writing; Written. References to "writing" include printing, typing, lithography and other means of reproducing words in a tangible visible form. References to "written" include "printed", "typed", "lithographed" and other adjectives relating to words reproduced in a tangible visible form consistent with the preceding sentence and also include electronic images and images stored on computer disks, magnetic tape and like media.

             (xii) "To Borrower's knowledge" means the actual knowledge of the corporate officers of the Borrower whose offices are in Findlay, Ohio.

ARTICLE II.  THE REVOLVING CREDIT LOANS.

2.1          Revolving Credit Commitment.
                                                                        11

2.1a         Revolving Credit Loans.  The Banks severally agree, subject to the terms and conditions hereof and relying on the representations and warranties set forth herein, that the Borrower shall have the right to borrow, repay and reborrow from the date hereof until the Maturity Date in Dollars an aggregate principal amount not to exceed $300,000,000 at any one time outstanding. Each Bank from time to time from the date hereof to the Maturity Date, severally will lend to the Borrower at the principal office of the Agent in Pittsburgh, Pennsylvania, amounts not exceeding the amount or percentage opposite such Bank's name on such Bank's signature page hereto; provided, however, in no event shall any Bank be required to advance an amount in excess of the Dollar amount set forth opposite such Bank's name on such Bank's Signature page hereto; and provided, further, that if any Bank fails to advance to the Borrower that Bank's Pro Rata share of any Disbursement, the remaining Banks shall not be required to advance to the Borrower the defaulting Bank's Pro Rata share of such Disbursement.

2.1b         Individual Revolving Credit Commitments.  Subject to the
provisions of Section 2.3 hereof, each Bank shall be individually committed to the Borrower for each Bank's Revolving Credit Commitment Percentage as set forth opposite such Bank's name on the signature page hereto for such Bank as adjusted from time to time to reflect any assignment made pursuant to Section 9.12(a)(i).

2.1c         Revolving Credit Notes.  The obligation of the Borrower to repay the aggregate unpaid principal amount of the Revolving Credit Loans and interest thereon shall be evidenced by the Revolving Credit Notes, in substantially the form of Exhibit "A" attached hereto drawn by the Borrower to the order of each Bank in the maximum amount of such Bank's Revolving Credit Commitment. The principal amount actually due and owing to a Bank at any one time shall be the aggregate unpaid principal amount of all Disbursements made by such Bank pursuant to the Revolving Credit Commitment, all as shown on the Loan Account established pursuant to Subsection 2.12 hereof. Each Revolving Credit Note shall be dated the date hereof and shall be delivered to the Agent on behalf of the Banks on such date. The outstanding Revolving Credit Loans shall bear interest in accordance with the provisions of Section 2.4.

2.1d         Repayment.  On the Maturity Date, the Borrower shall repay in full all amounts outstanding under the Revolving Credit Commitment, together with all interest thereon to the date of such repayment and all other fees and costs due hereunder.

2.2          Disbursements and Repayments.

2.2a         Borrowings.  Each Disbursement of the Revolving Credit Loans,
repayment thereof and subsequent reborrowing shall be made from or to the Banks ratably in proportion to their respective Commitments set forth in Subsections 2.1b and shall be in an aggregate Dollar amount of $1,000,000 or if in excess of $1,000,000 in integral multiples of $1,000,000; provided, however, that if a Disbursement is to bear interest at the Euro-Rate Option then such Disbursement must be in the amounts required by Subsection 2.4d.

2.2b         Disbursement Request.  Each request for a Disbursement under
Section 2.1 shall be made to the Agent by an Authorized Officer of the Borrower orally or in writing pursuant to the execution and delivery by the Borrower to the Agent of a Request for Disbursement, substantially in the form of Exhibit "B" hereto, (A) by 10:00 A.M. (Pittsburgh, Pennsylvania time) on the date of the proposed Disbursement if the Disbursement is initially to bear interest at the Base Rate Option or (B) by 10:00 A.M. (Pittsburgh, Pennsylvania time) at least three (3) Business Days prior to the proposed Disbursement with respect to Revolving Credit Loans if the Disbursement or any part thereof is to initially bear interest at the Euro-Rate Option, in each case specifying the proposed borrowing date and the Dollar amount thereof, selecting the interest rate Option therefor pursuant to Section 2.4 hereof, if

<continued>
                                                                        12
appropriate, selecting the Interest Period therefor. Any oral request for a Disbursement hereunder shall be followed immediately by the Borrower's written Request for Disbursement. A request from the Borrower pursuant to this
Section 2.2b with respect to a Disbursement or any part thereof which is initially to bear interest at the Euro-Rate Option, shall irrevocably commit the Borrower to accept such Disbursement on the date specified in such request. Promptly upon receipt of such notice, the Agent shall notify each Bank of the Borrower's request and the amount of such requested Disbursement which is to be advanced by such Bank. Each such Bank shall make its Pro Rata share of such Disbursement available at the Agent's principal office in immediately available funds no later than 3:00 P.M. (Pittsburgh, Pennsylvania time) on the date of the requested Disbursement.

2.2c         Repayments.  Each repayment of the Revolving Credit Loans (other than a repayment which entirely repays all such Revolving Credit Loans then outstanding, whether on the Maturity Date or otherwise) shall be in the Dollar amount of $1,000,000 or if in excess of $1,000,000, in integral multiples of $1,000,000; provided, however, if such repayment is to repay Revolving Credit Loans bearing interest at the Euro-Rate Option then such repayment must be in the amounts required by Subsection 2.4d; and provided, further, that any such repayment shall require notice to the Agent in accordance with the provisions of Section 9.5(ii), (A) by 10:00 A.M. (Pittsburgh, Pennsylvania time) on the date of the proposed repayment if the repayment is for Revolving Credit Loans bearing interest at the Base Rate Option or (B) by 10:00 A.M. (Pittsburgh, Pennsylvania time) at least one (1) Business Day prior to the proposed repayment if the repayment is for Revolving Credit Loans bearing interest at the Euro-Rate Option.

2.3 Reduction of Revolving Credit Commitment. At any time and from time to time upon at least five (5) Business Days' prior written notice to the Agent, the Borrower may terminate, in whole or in part, without penalty, the then unused portion of the Revolving Credit Commitment, thereby causing a corresponding abatement of the Facility Fee; provided, however, that the Revolving Credit Commitment shall terminate without the necessity for further action on behalf of the Borrower, the Agent or the Banks if such commitment is reduced to $0. Each such reduction shall be in a minimum principal amount of $10,000,000 or, if in excess of $10,000,000, in integral multiples of $1,000,000. The Facility Fee shall cease to accrue with respect to the portion of the Revolving Credit Commitment so terminated five (5) Business Days after receipt of such notice or the date of such reduction, whichever is later. Notice of termination once given shall be irrevocable and the portion of the Revolving Credit Commitment so terminated shall not be available for borrowing once such notice has been given under the terms hereof. The Agent shall promptly notify each Bank of its Pro Rata share of such terminated unused portion and the date of each such termination.

2.4          Revolving Credit Loan Interest Rates.

2.4a         Interest Rate Options.  During the term hereof and prior to the
Maturity Date, in accordance with the provisions of Subsection 2.4c, the Borrower shall have the option of electing from time to time one or more of the interest rate formulas set forth below to be applied by the Banks to amounts then outstanding under Revolving Credit Loans. The actual interest rates hereunder shall also be adjusted in accordance with Section 2.4b hereof.

             (i) Base Rate Option. Interest under this Option shall accrue at a rate per annum equal to the Base Rate. The actual interest rate in effect under this Option shall be adjusted on the effective date of any change in the Base Rate.

             (ii) Euro-Rate Option. Interest under this Option shall accrue for any Euro-Rate Interest Period selected at a rate per annum equal to the sum of the Euro-Rate plus the Applicable Margin, and shall be adjusted as of the date of any change of Ratings, if necessary.

                                                                        13

2.4b         Interest Rate Upon Default.

             (i)(A) Upon the occurrence of an Event of Default under Section 7.1, and during the continuance of such Event of Default, or (B) upon the acceleration of the Bank Indebtedness for any reason, interest under the Base Rate Option and the Euro-Rate Option shall be 2% per annum (200 basis points) in excess of the applicable interest rate then in effect.

             (ii) Upon receipt by the Borrower of notice from the Agent of the occurrence of an Event of Default under Section 7.2 and during the continuance of such Event of Default, interest under the Base Rate Option and the Euro-Rate Option shall be 2% per annum (200 basis points) in excess of the applicable interest rate then in effect.

             (iii)  The provisions of the immediately preceding items (i) and
(ii) to the contrary notwithstanding, if (A) the Borrower has not given notice to the Banks of an Event of Default in accordance with the provisions of
Section 9.5 and (B) the Banks, after becoming aware of such Event of Default and based on such Event of Default, wish to impose the default rate of interest in accordance with either of the preceding items (i) and (ii), such default rate of interest shall be effective as of the first day on which such default rate would have been in effect had the Borrower given such notice in accordance with the provisions of Section 9.5.

2.4c         Interest Rate Option Elections.  The Borrower shall have the option to elect to have all or any Portion of the Revolving Credit Loans bear interest at either of the Base Rate Option or the Euro-Rate Option, subject, however to the other provisions of this Agreement. Notice of the Borrower's election shall be made to the Agent orally or in writing by 10:00 A.M. (Pittsburgh, Pennsylvania time) (i) on the proposed effective date of such election, if such election is the election of the Base Rate Option; and, (ii) at least three (3) Business Days prior to the proposed effective date of such election, if such election is the election of the Euro-Rate Option. Each such notice of election shall specify the Option and the amount of the Revolving Credit Loans to bear interest at such Option, and in the case of the selection of the Euro-Rate Option, the Interest Period therefor. Upon receipt of each such notice from the Borrower, the Agent shall promptly notify each of the Banks. Any oral notice of election hereunder shall be followed immediately by the Borrower's written confirmation of such interest rate election. Elections of or conversions to the Base Rate Option shall continue in effect until converted as herein set forth. Elections of, conversions to or renewals of the Euro-Rate Option shall expire as to each such Option at the expiration of the applicable Interest Period; provided, however, that no Interest Period for the Euro-Rate Option may be elected, converted or renewed if such Interest Period will extend beyond the Maturity Date or so long as an Event of Default has occurred and is continuing. Any Segment of any Revolving Credit Loan outstanding for which no Interest Rate Option election has been made shall bear interest at the Base Rate Option. Any Segment of any Revolving Credit Loan bearing interest at the Euro-Rate, for which no Euro-Rate Interest Period has been made shall have a Euro-Rate Interest Period of one month.

2.4d         Limitation on Election of Euro-Rate Options.  Each election of the Euro-Rate Option for a Portion of the Revolving Credit Loans bearing interest at the Euro-Rate Option must be in the minimum principal amount of $5,000,000 or, if in excess of $5,000,000, in integral multiples of $1,000,000. Any minimum amount of an election of the Euro-Rate Option hereunder may be comprised, in whole or in part, of (i) existing Revolving Credit Loans bearing interest at the Base Rate Option or the Euro-Rate Option (provided the Interest Period relating thereto shall expire immediately prior to the commencement of the Interest Period), (ii) the previously undisbursed portion of the Revolving Credit Commitment or (iii) any combination of the amounts described in the immediately preceding items (i) and (ii). At no time during the term hereof may there be more than six (6) separate Interest Periods in effect relating to Revolving Credit Loans.

                                                                        14

2.5          Special Provisions Relating to Euro-Rate Options.

2.5a         Euro-Rate Unascertainable.  In the event that on any date on which a Euro-Rate would otherwise be set, the Agent shall have determined in good faith (which determination shall be final and conclusive) that by reason of circumstances affecting the interbank Eurodollar market adequate and reasonable means do not exist for ascertaining the Euro-Rate, the Agent shall give prompt notice of such determination to the Borrower and the Banks, and until the Agent notifies the Borrower and the Banks that the circumstances giving rise to such determination no longer exist, the right of the Borrower to borrow under or renew such affected Option shall be suspended. Any notice of borrowing under or renewal of such affected Option which was to become effective during the period of such suspension shall be treated as a request to borrow under or renew the Base Rate Option with respect to the principal amount therein specified.

2.5b         Illegality of Offering Euro-Rate.  If any Bank shall determine in good faith (which determination shall be final and conclusive) that compliance by such Bank with any applicable law, treaty or governmental rule, regulation, guideline, order, request or directive (whether or not having the force of law), or the interpretation or application thereof by any governmental or monetary authority, adopted after the date hereof, has made it unlawful for such Bank to make or maintain its Revolving Credit Loans under the Euro-Rate Option, such Bank shall give notice of such determination to the Borrower and the Agent. Notwithstanding any provision of this Agreement to the contrary, unless and until such Bank shall have given notice that the circumstances giving rise to such determination no longer apply:

             (i) with respect to any Euro-Rate Interest Periods, as the case may be, thereafter commencing, interest on such Bank's Pro Rata share of the corresponding Euro-Rate Portion shall be computed and payable in Dollars under the Base Rate Option; and

             (ii) on such date, if any, as shall be required by law, such Bank's Pro Rata share of any Euro-Rate Portions, as the case may be, then outstanding shall be automatically renewed at the Base Rate Option in Dollars and the Borrower shall pay to such Bank the accrued and unpaid interest on such Portions to (but not including) such renewal date.

             The Borrower shall pay any Bank any additional amounts reasonably necessary to compensate such Bank (on an after-tax basis) for any out-of-pocket costs incurred by such Bank as a result of any renewal pursuant to clause (ii) above on a day other than the last day of the relevant Interest Period, including, but not limited to, any interest or fees payable by such Bank to lenders of funds obtained by it to loan or maintain the lending of the Revolving Credit Loans so converted. Such Bank shall furnish to the Borrower and the Agent a certificate showing the calculation of the amount necessary to compensate such Bank (on an after-tax basis) for such costs (which certificate, in the absence of manifest error, shall be conclusive), and the Borrower shall pay such amount to such Bank, as additional consideration hereunder, within ten (10) days of the Borrower's receipt of such certificate.

2.5c         Inability to Offer Euro-Rate.  In the event that any Bank shall determine, in its reasonable discretion, that it is unable to obtain deposits in the interbank eurodollar market in sufficient amounts and with maturities related to such Euro-Rate Portions which would enable such Bank to fund such Euro-Rate Portions, then such Bank shall immediately notify the Agent of such inability. The Agent, upon receipt of such notice, shall notify the Borrower that the right of the Borrower to borrow under, convert to or renew the Euro-Rate Option from such Bank shall be suspended. Following notification of the suspension of the Euro-Rate Option with respect to any Bank, the Borrower agrees to negotiate with such Bank for a modified Euro-Rate which will allow such Bank to realize its anticipated and bargained for yield. In the event

<continued>
                                                                        15
that the Borrower and the affected Bank cannot agree on a modified Euro-Rate, any notice of borrowing under, conversion to or renewal of the Euro-Rate Option which was to become effective during the period of suspension shall be treated as a request to borrow under, convert to or renew the Base Rate Option with respect to the principal amount specified therein attributable to the affected Bank. The affected Bank shall notify the Agent as to whether such Bank and the Borrower have agreed on a modified Euro-Rate.

2.5d         Yield Protection.  If any law, rule, regulation, treaty or official directive or the interpretation or application thereof by any Governmental Person charged with the administration thereof or the compliance with any guideline or request from any central bank or other Governmental Person, adopted after the date hereof, (whether or not having the force of law):

             (i) subjects any Bank to any tax, levy, impost, charge, fee, duty, deduction or withholding of any kind hereunder (other than any tax imposed or based upon the income of such Bank and payable to any governmental or taxing authority in the United States of America or any state thereof or any foreign jurisdiction) or changes the basis of taxation of such Bank with respect to payments by the Borrower of principal, interest or other amounts due from the Borrower hereunder (other than any change which affects, and to the extent that it affects, the taxation by the United States or any state thereof or any foreign jurisdiction of the total net income of such Bank), or

             (ii) imposes, modifies or deems applicable any reserve, special deposit, special assessment or similar requirements against assets held by, deposits with or for the account of or credit extended by such Bank (other than such requirements which are included in the determination of the Euro-Rate hereunder), or

             (iii) imposes upon such Bank any other condition with respect to this Agreement,

and the result of any of the foregoing is to increase the cost to such Bank, reduce the income receivable by such Bank, reduce the rate of return on such Bank's capital, or impose any expense upon such Bank with respect to any Euro-Rate Portion of the Revolving Credit Loans by an amount which such Bank in its sole but reasonable discretion deems to be material, such Bank shall from time to time notify the Borrower and the Agent of the amount determined by such Bank (which determination, absent error, shall be conclusive) to be reasonably necessary to compensate such Bank (on an after-tax basis) for such increase in cost, reduction in income, reduction in rate of return, or additional expense, setting forth the calculations therefor, and the Borrower shall pay such amount to such Bank, as additional consideration hereunder, within ten (10) days of the Borrower's receipt of such notice.

2.5e         Breakage Costs.  In addition to the provisions of Subsections
2.5b and 2.5d hereof, the Borrower hereby agrees to reimburse each Bank against any loss or expense which such Bank may sustain or incur as a consequence of any default by the Borrower (i) in failing to accept any borrowing or renewal hereunder to bear interest at the Euro-Rate Option on the scheduled date, or (ii) in failing to make when due (whether by declaration, acceleration or otherwise) any payment of any Euro-Rate Portion of the Revolving Credit Loans or (iii) in making any payment or prepayment of any Euro-Rate Portion of the Revolving Credit Loans or any part thereof on any day other than the last day of the relevant Interest Period; including, in each case, but not limited to, any loss of profit, premium or penalty incurred by such Bank in respect of funds borrowed by it for the purpose of making or maintaining any Revolving Credit Loan or any Portion thereof as determined by such Bank in the exercise of its sole but reasonable discretion. The affected



<continued>
                                                                        16

Bank shall furnish to the Borrower and the Agent a certificate showing the calculation of the amount of any such loss or expense (which certificate, absent error, shall be conclusive), and the Borrower shall pay such amount in the currency in which such Revolving Credit Loan was made to the affected Bank within ten (10) days of the Borrower's receipt of such certificate.

2.5f         Method of Calculation.  In determining the amount due each Bank hereunder by reason of the application of this Section 2.5, each Bank may use any reasonable averaging or attribution method; provided, however, each Bank must use reasonable efforts to minimize such losses and costs.

2.6 Capital Adequacy. If (i) any adoption of or any change in or in the interpretation of any law, rule or regulation, or (ii) compliance with any guideline, request or directive of any United States Governmental Person or United States quasi-governmental authority exercising control over banks or financial institutions generally, including but not limited to regulations set forth at 12 C.F.R. Part 208 (Appendix A) and 12 C.F.R. Part 225 (Appendix A), or any court requires that the Commitments of any Bank hereunder (including, without limitation, commitments and obligations in respect of revolving loans) be treated as an asset or otherwise be included for purposes of calculating the appropriate amount of capital to be maintained by such Bank or any corporation controlling such Bank (a "Change in Law"), the result of which is to reduce the rate of return on such Bank's capital as a consequence of such commitments to a level below that which such Bank could have achieved but for such Change in Law, taking into consideration such Bank's policies with respect to capital adequacy, by an amount which such Bank deems to be material, such Bank shall deliver to the Borrower a statement of the amount necessary to compensate such Bank for the reduction in the rate of return on its capital attributable to such commitments (the "Capital Compensation Amount"). Such Bank shall determine the Capital Compensation Amount in good faith, using reasonable attribution and averaging methods. Such Bank shall from time to time notify the Borrower of the amount so determined. Such amount shall be due and payable by the Borrower to such Bank ten (10) Business Days after such notice is given.

2.7 Method of Disbursements and Payments. All Disbursements under the Revolving Credit Loans shall be made by the Agent (i) making a wire transfer of such funds to the account designated in the Borrower's Request for Disbursement or (ii) transferring such funds into such accounts maintained with the Agent designated in the Borrower's Request for Disbursement. All payments of principal, interest or other costs relating to the Revolving Credit Loans and the Facility Fee shall be made by the Borrower to the Agent at the Agent's principal office or at such location as the Agent may direct by 12:00 NOON (Pittsburgh, Pennsylvania time) on the due date. All funds shall be immediately available funds when either transferred via wire transfer into the account designated by the Borrower or delivered by the Borrower to the Agent.

2.8 Interest Payment Dates. Interest due on all outstanding Revolving Credit Loans hereunder shall be payable in arrears: (i) with respect to each Base Rate Segment, (A) on the last Business Day of each March, June, September and December, (B) at maturity whether by acceleration or otherwise and (C) after maturity, on demand until paid in full; (ii) with respect to each Euro-Rate Segment, (A) on the last day of each Euro-Rate Interest Period (provided, however, if the Interest Period chosen for any Euro-Rate Segment exceeds three (3) months, interest on that Euro-Rate Segment shall be due and payable every three (3) months during such Interest Period and on the last day of such Interest Period), (B) at maturity, whether by acceleration or otherwise, (C) on the Maturity Date including amounts, if any, due pursuant to
Section 2.5e hereof and (D) after maturity, on demand until paid in full.




                                                                        17

2.9 Calculation of Interest and Facility Fee. The interest rate calculated pursuant to the Base Rate Option shall be calculated on the basis of the actual number of days elapsed using (i) a year of 365-366 days if the Base Rate is calculated utilizing the Prime Rate or (ii) a year of 360 days if the Base Rate is calculated utilizing the Federal Funds Effective Rate, as the case may be. The interest rate calculated pursuant to the Euro-Rate Option and the Facility Fee shall be calculated on the basis of the actual number of days elapsed using a year of 360 days.

2.10 Loan Account. The Agent shall open and maintain on its books a Loan Account in the name of the Borrower, with respect to Disbursements made, repayments, the computation and payment of interest, the Facility Fee and the computation of other amounts due and sums paid to the Banks and the Agent pursuant to this Article II. Except in the case of manifest error in computation, such Loan Account shall be conclusive and binding on the Borrower as to the amount at any time due to the Banks and the Agent from the Borrower pursuant to this Article II.

2.11 Facility Fee The Borrower shall pay to the Agent, for the benefit of the Banks, on the last day of each Fiscal Quarter and on the Maturity Date, the Facility Fee at the Facility Fee Rate on the entire amount of the Revolving Credit Commitment. The first payment hereunder shall be only for the actual number of days elapsed between the Closing Date and December 31, 1999.

2.12 Interbank Market Presumption. For all purposes of this Agreement and each Revolving Credit Note with respect to any aspects of the Euro-Rate, any Revolving Credit Loan under the Euro-Rate Option, each Bank and the Agent shall be presumed to have obtained rates, funding, currencies, deposits, and the like in the applicable interbank market regardless whether it did so or not; and, each Bank's and the Agent's determination of amounts payable under, and actions required or authorized by this Agreement shall be calculated, at each Bank's and the Agent's option, as though each Bank and the Agent funded each Segment of Revolving Credit Loans under the Euro-Rate Option through the purchase of deposits of the types and maturities corresponding to the deposits used as a reference in accordance with the terms hereof in determining the Euro-Rate applicable to such Revolving Credit Loans, whether in fact that is the case.

2.13         Taxes.

2.13a        No Deductions.  All payments made by the Borrower hereunder and under each Revolving Credit Note shall be made free and clear of and without deduction for any present or future taxes, levies, imposts, deductions, charges, or withholdings, and all liabilities with respect thereto, excluding taxes imposed on the net income of any Bank and all income and franchise taxes applicable to any Bank organized and existing under the United States or any state thereof (all such non-excluded taxes, levies, imposts, deductions, charges, withholdings, and liabilities being hereinafter referred to as "Taxes"). If the Borrower shall be required by Law to deduct any Taxes from or in respect of any sum payable hereunder or under any Revolving Credit Note,
(i) the sum payable shall be increased as may be necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section 2.13a) each Bank receives an amount equal to the sum it would have received had no such deductions been made, (ii) the Borrower shall make such deductions and (iii) the Borrower shall timely pay the full amount deducted to the relevant tax authority or other authority in accordance with applicable law.

2.13b        Stamp Taxes.  In addition, the Borrower agrees to pay any present or future stamp or documentary taxes or any other excise or property taxes, charges, or similar levies which arise from any payment made hereunder or from the execution, delivery, or registration of, or otherwise with respect to, this Agreement or any Revolving Credit Note (hereinafter referred to as "Other Taxes").
                                                                        18

2.13c        Indemnification for Taxes Paid by a Bank.  The Borrower shall indemnify each Bank for the full amount of Taxes or Other Taxes (including without limitation, any Taxes or Other Taxes imposed by any jurisdiction on amounts payable under this Section 2.13) paid by any Bank and any liability (including penalties, interest, and expenses) arising therefrom or with respect thereto, whether or not such Taxes or Other Taxes were correctly or legally asserted. This indemnification shall be made within thirty (30) days from the date a Bank makes written demand therefor.

2.13d        Certificate.  Within 30 days after the date of any payment of any
Taxes by the Borrower, the Borrower shall furnish to each Bank, at its address referred to herein, the original or a certified copy of a receipt evidencing payment thereof. If no Taxes are payable in respect of any payment by the Borrower, the Borrower shall, if so requested by a Bank, provide a certificate of an officer of the Borrower to that effect.

2.13e        Survival.  Without prejudice to the survival of any other
agreement of the Borrower hereunder, the agreements and obligations of the Borrower contained in this Section 2.13 shall survive the payment in full of principal and interest hereunder and under any instrument delivered hereunder.

ARTICLE III. REPRESENTATIONS AND WARRANTIES.

             To induce the Banks to enter into this Agreement and to make the Revolving Credit Loans herein provided for, the Borrower represents and warrants to the Banks that:

3.1          Corporate Existence.

3.1a         The Borrower's Corporate Existence.  The Borrower is a
corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and it is duly qualified and in good standing as a foreign corporation, authorized to do business in each jurisdiction where, because of the nature of its activities or properties, such qualification is required.

3.1b         Subsidiaries' Corporate Existence.  Each Subsidiary, is a
corporation, partnership, limited liability company or business trust duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization, is qualified or licensed as a foreign corporation, partnership, limited liability company or business trust authorized to do business in all jurisdictions in which the character of the properties owned or the nature of the activities conducted makes such qualification or licensing necessary, and has all requisite power and authority to own and operate its properties and to carry on its business as now conducted. All of the issued and outstanding shares of capital stock of each Subsidiary are validly issued and outstanding and fully paid and nonassessable.

3.2 Corporate Authority. The Borrower is duly authorized to execute and deliver this Agreement and the Revolving Credit Notes; all necessary corporate action to authorize the execution and delivery of this Agreement and the Revolving Credit Notes has been properly taken; and it is and will continue to be duly authorized to borrow hereunder and to execute and deliver the Revolving Credit Notes and to perform all of the other terms and provisions of this Agreement.

3.3 Validity of this Agreement and the Revolving Credit Notes. The execution and delivery of this Agreement does not, and the borrowings under this Agreement, the execution and delivery of the Revolving Credit Notes with respect thereto, and the performance by the Borrower of its obligations under this Agreement and the Revolving Credit Notes will not contravene any provision of law, of the Borrower's Restated Certificate of Incorporation or

<continued>
                                                                        19

Bylaws or the provisions of any agreement to which the Borrower is a party or by which the Borrower is bound; this Agreement constitutes the legal, valid and binding obligation of the Borrower enforceable in accordance with its terms; and the Revolving Credit Notes, when duly executed on behalf of the Borrower and delivered in accordance with this Agreement will constitute the legal, valid and binding obligations of the Borrower enforceable in accordance with their respective terms.

3.4 Financial Statements. Copies of the Borrower's consolidated audited financial statements as at December 31, 1998, certified by independent certified public accountants and prepared in conformity with GAAP applied on a basis consistent with that of the preceding fiscal year and period, and its unaudited consolidated financial statement as at June 30, 1999, have been furnished to each of the Banks, and each statement presents fairly (a) the consolidated financial condition of the Borrower and its Subsidiaries as at such dates and the results of their operations for the period then ended and
(b) transactions in its Consolidated stockholders' equity accounts, including changes in net unrealized appreciation for the period then ended. There are no material liabilities, direct or indirect, fixed or contingent, of the Borrower or its Subsidiaries as of December 31, 1998 which are not reflected therein or noted thereon. Since December 31, 1998, there has been no material adverse change in the financial condition of the Borrower.

3.5 Litigation; Title to Properties. Except as set forth in Forms 10-K, 10-Q, 8-K or S-4 most recently filed with the SEC and the Disclosure Letter, to the Borrower's knowledge, after diligent inquiry, there is no litigation or governmental proceedings pending or threatened against the Borrower or any Subsidiary the results of which might materially affect the Borrower's or such Subsidiary's financial condition or operations. The Borrower and each Subsidiary has good title to its respective properties and assets except for defects in title which taken as a whole are not material to the Borrower or the Subsidiary. Other than any liability provided for or disclosed in this Section 3.5 or in the financial statements referred to in
Section 3.4, neither the Borrower nor any Subsidiary has any material contingent liabilities.

3.6 Encumbrances. None of the assets of the Borrower or any Subsidiary is subject to any Encumbrance, except for (a) current taxes not delinquent and (b) such mortgages, security interests and Encumbrances which are listed on Schedule 3.6 hereto or permitted pursuant to Section 5.3 hereof.

3.7 ERISA Compliance. The Borrower and each ERISA Affiliate is in compliance with the provisions of ERISA relating to minimum funding requirements. Neither the Borrower nor any ERISA Affiliate has incurred any liability to the PBGC with respect to any Plan. To the best of the Borrower's knowledge, all Plans and trusts maintained by the Borrower and its ERISA Affiliates are intended to qualify under Code Section 401(a) and Code Section 501(a) and to the best of the Borrower's knowledge, no event has occurred which would cause them not to qualify. To the best of the Borrower's knowledge, all Plans have been maintained in compliance with the requirements of ERISA and the Code.

3.8 Tax Returns and Payments. The Borrower and its Subsidiaries have filed all tax returns required by law to be filed and have paid all taxes, assessments and other governmental charges levied upon the Borrower and its Subsidiaries or any of their respective properties, assets, income or franchises which are due and payable other than (a) those presently payable without penalty or interest or (b) those which are deemed by it to be unlawful or excessive in whole or in part which are being contested or will be, in a timely manner, contested in good faith by appropriate proceedings or (c) those which would not, in the aggregate, have a Material Adverse Effect on the financial condition, business operations or assets of the Borrower and its Subsidiaries; and as to which the Borrower or the affected Subsidiary shall

<continued>
                                                                        20
have set aside on its books reserves for such claim as are determined to be adequate by application of GAAP consistently applied. The Borrower has disclosed all disputed items on tax returns filed by the Borrower or any of its Subsidiaries which, if settled adversely to the Borrower or the affected Subsidiary, would have a Material Adverse Effect upon the financial condition, business operations or assets of the Borrower and its Subsidiaries to the date hereof to the Banks. The Internal Revenue Service has examined and settled the Federal income tax liability of the affiliated group of companies, including that of the Borrower and its domestic Subsidiaries, for all taxable years up to and including the taxable year ended December 31, 1995. The charges, accruals and reserves on the books of the affiliated group of companies, including the Borrower and its Subsidiaries, in respect of Federal and state income taxes for all fiscal periods to date are adequate, and the Borrower knows of no unpaid assessments for additional Federal or state income taxes for any such fiscal period or any basis therefor.

3.9 Regulations T, U and X, Ineligible Securities. The Borrower's execution and delivery of this Agreement and the Revolving Credit Notes do not directly or indirectly violate or result in a violation of Regulations T, U and X of the Board of Governors of the Federal Reserve System. The Borrower is not engaged in the business of purchasing or selling Margin Stock or extending credit to others for the purpose of purchasing or carrying Margin Stock and no part of the proceeds of any borrowing hereunder will be used to purchase or carry any Margin Stock or for any other purpose which would violate any of the regulations of such Board of Governors. Neither the Borrower nor any Subsidiary intends to use any portion of the proceeds of the Revolving Credit Loans, directly or indirectly, to purchase during the underwriting period, or for a period of thirty (30) days thereafter, Ineligible Securities being underwritten by a Section 20 Subsidiary.

3.10         Investment Company Act; Public Utilities Holding Company Act.
The Borrower is not an "investment company" as that term is defined in the Investment Company Act of 1940, as amended from time to time. The Borrower is not a "holding company", or a "subsidiary company" of a "holding company", or an "affiliate" of a "holding company" within the meaning of the Public Utility Holding Company Act of 1935, as amended.

3.11 Environmental Matters. To the Borrower's knowledge, except as set forth in the Forms 10-K, 10-Q, 8-K or S-4 most recently filed by the Borrower with the SEC, the Borrower and its Subsidiaries are in material compliance with all Environmental Laws.

3.12 No Restrictions. Neither the execution and delivery of this Agreement, the Revolving Credit Notes and the other Loan Documents to which it is or will become a party, the consummation of the transactions herein contemplated nor compliance with the terms and provisions hereof or of the Revolving Credit Notes, will conflict with or result in a breach of any of the terms, conditions or provisions of the certificate of incorporation or the by-laws of the Borrower or of any law or of any regulation, order, writ, injunction or decree of any court or governmental agency or of any agreement, indenture or other instrument to which the Borrower is a party or by which any of them is bound or to which it is subject, or constitute a default thereunder or result in the creation or imposition of any Encumbrance of any nature whatsoever upon any of the property or assets of the Borrower pursuant to the terms of any agreement, indenture or other instrument.

3.13 Compliance with Applicable Laws. The Borrower and each Subsidiary, to the best of the Borrower's knowledge, (i) is not in default with respect to any order, writ, injunction or decree of any court or of any Federal, state, municipal or other Governmental Person; and (ii) is substantially complying with all applicable statutes and regulations of each Governmental Person having jurisdiction over its activities; except for those orders, writs, injunctions, decrees, statutes and regulations, non-compliance with which would not reasonably be likely to have a Material Adverse Effect.

                                                                        21

3.14 Governmental Approval. No order, authorization, consent, license, validation or approval of, or notice to, filing, recording, or registration with, any Governmental Person, or exemption by any Governmental Person, is required to authorize, or is required in connection with, (i) the execution, delivery and performance of this Agreement or the Revolving Credit Notes or (ii) the legality, binding effect or enforceability of this Agreement or the Revolving Credit Notes.

3.15 No Event of Default; Compliance with Instruments. No event has occurred and is continuing and no condition exists or will exist after giving effect to the borrowings to be made on the Closing Date under the Loan Documents which constitutes an Event of Default. The Borrower is not in violation of (i) any term of its certificate of incorporation, by-laws or other organizational documents or (ii) any material agreement or instrument to which it is a party or by which it or any of its properties may be subject or bound where such violation would be reasonably likely to have a Material Adverse Effect.

3.16 Employment Matters. The Borrower and each Subsidiary are in compliance with all employee benefit plans, employment agreements, collective bargaining agreements and labor contracts and all applicable federal, state and local labor and employment laws including, but not limited to, those related to equal employment opportunity and affirmative action, labor relations, minimum wage, overtime, child labor, medical insurance continuation, worker adjustment and relocation notices, immigration controls and worker and unemployment compensation, except where the failure to comply would not be reasonably likely to have a Material Adverse Effect. There are no outstanding grievances, arbitration awards or appeals therefrom arising out of the several agreements referred to above or current or, to the knowledge of the Borrower, threatened strikes, picketing, handbilling or other work stoppages or slowdowns at facilities of the Borrower or any Subsidiary which in any case would reasonably be likely to have a Material Adverse Effect. All payments due from the Borrower or any Subsidiary on account of employee health and welfare insurance which could reasonably be expected to have a Material Adverse Effect if not paid have been paid or accrued as a liability on the books of the Borrower or such Subsidiary.

3.17 Patents, Trademarks, Copyrights, Licenses, Etc The Borrower and each other Subsidiary of the Borrower owns or possesses all the material patents, trademarks, service marks, trade names, copyrights, licenses, registrations, franchises, permits and rights necessary to own and operate its properties and to carry on its business as presently conducted and planned to be conducted by the Borrower, without known alleged or actual conflict with the rights of others, which conflict would be reasonably likely to result in a Material Adverse Effect.

3.18 Year 2000 Problem. The Borrower and each Subsidiary have reviewed areas within their business and operations which could be adversely affected by, and have developed or are developing a program to address on a timely basis, the risk that certain computer applications used by the Borrower or its Subsidiaries may be unable to recognize and perform properly date-sensitive functions involving certain dates prior to and after December 31, 1999 (the "Year 2000 Problem"). The Year 2000 Problem will not be reasonably likely to result in a Material Adverse Effect.

3.19 Solvency. On the date hereof the Borrower is, on a Consolidated basis, Solvent.

3.20 Material Contracts; Burdensome Restrictions. All material contracts relating to the business operations of the Borrower and each Subsidiary are valid, binding and enforceable upon such Person and each of the other parties thereto in accordance with their respective terms, and there is no default thereunder with respect to the Borrower or Subsidiary party thereto

<continued>
                                                                        22
which would be reasonably likely to have a Material Adverse Effect, and there is no default thereunder, to the Borrower's knowledge, with respect to parties other than the Borrower or Subsidiary party thereto which would be reasonably likely to have a Material Adverse Effect. No contract, lease, agreement or other instrument to which the Borrower or any Subsidiary is a party or is bound and no provision of any applicable Law or governmental regulation would reasonably be expected to have a Material Adverse Effect.

3.21 Disclosure. Neither this Agreement nor any other document, certificate or statement furnished to the Banks by or on behalf of the Borrower pursuant to this Agreement contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained herein and therein not misleading. There is no fact known to the Borrower which materially and adversely affects or in the future may (so far as the Borrower now foresees) materially and adversely affect the business, operations, affairs, condition, prospects, properties or assets of the Borrower or any of its Subsidiaries which has not been set forth in this Agreement or in the other documents, certificates and statements (financial or otherwise) furnished to the Banks by or on behalf of the Borrower prior to or on the date hereof.

ARTICLE IV.  AFFIRMATIVE COVENANTS.

             From the date hereof and thereafter until the termination of the Revolving Credit Commitment and until the Revolving Credit Notes and the other liabilities of the Borrower hereunder are paid in full, the Borrower agrees that:

4.1 Use of Proceeds. Proceeds of the Revolving Credit Loans will be used by the Borrower solely to finance in part the All-Cash Acquisition of The Standard Products Company either directly or by supporting the issuance by the Borrower of short term notes in the commercial paper market.

4.2          Furnishing Information.

4.2a         Quarterly Reports.  The Borrower will furnish to each of the
Banks, as soon as practicable but in any event within sixty (60) days after the end of each Fiscal Quarter its Form 10-Q filed with the SEC. Each such report shall be certified, subject to ordinary and usual year end adjustments, as true, complete and correct pursuant to a Compliance Certificate substantially in the form of Exhibit "C" hereto.

4.2b         Annual Report.  The Borrower will furnish to each of the Banks, as soon as practicable but in any event within ninety (90) days after the end of each Fiscal Year, a copy of its Form 10-K filed with the SEC including therein its Consolidated financial statements certified without qualification by a nationally recognized independent public accountant selected by the Borrower. Such annual audited financial statements shall be certified as true, complete and correct pursuant to the Compliance Certificate, substantially in the form of Exhibit "C" hereto.

             In addition, the Borrower will cause to be delivered to each of the Banks a statement by the independent certified public accountants made in connection with the preparation of the annual audited consolidated financial statements of the Borrower and its Subsidiaries stating (i) that the examination has included a review of the terms of the Agreement and the Notes,
(ii) whether their examination has disclosed the existence, during the Fiscal Year covered by such financial statements, of any condition or event which constitutes an Event of Default hereunder, or under any of the instruments, as executed, annexed as exhibits hereto, or which, after notice or the lapse of time or both, would constitute an Event of Default, and, if their examination has disclosed such an event or condition, specifying the nature and period of existence thereof, and (iii) that they have examined such Compliance Certificate delivered pursuant to the foregoing paragraph and confirm the computations set forth therein.
                                                                        23

4.2c         General Information.  The Borrower will deliver to the Banks such additional financial statements, reports and other information (which shall include, without limitation, any commercial paper dealer arrangements, any note purchase agreements or private placements or documents equivalent thereto and all regular and periodic reports filed with the SEC) as the Agent shall reasonably request. Borrower shall also deliver to the Agent, within ten (10) days of the receipt of the same, any reports, including management letters, submitted to the Borrower by an independent certified public accountant in connection with any annual, interim or special audit. Further, Borrower will maintain, and will cause its Subsidiaries to maintain, proper books of record and account in accordance with sound accounting practice in which full, true and correct entries shall be made of all of their respective properties and assets and their respective dealings and business affairs. Borrower will permit, and will cause its Subsidiaries to permit, each of the Banks to have access, at any time and from time to time, upon reasonable notice and during normal business hours to visit any of their respective properties, to examine any of their respective books of record and account and such reports and returns as Borrower or any of its Subsidiaries may file with any governmental department or agency, and to discuss any of Borrower's or any Subsidiary's affairs and accounts with, and be advised about them by, the officers of Borrower or the Subsidiary as the case may be.

4.3 Preservation of Existence. At its own cost and expense, the Borrower will do, and subject to the provisions of Section 5.4 hereof, the Borrower will cause its Subsidiaries to do, all things necessary to preserve and keep in full force and effect their respective existence and qualification under the laws of the jurisdictions of their respective organization, except that the corporate existence of any Subsidiary may be terminated, or any of its rights or franchises abandoned if, in the good faith judgment of the Board of Directors of the Borrower, such termination or abandonment is in the best interest of the Borrower and is not disadvantageous to the Banks. Further, the Borrower will substantially comply, and will cause each Subsidiary incorporated or formed in the United States of America to substantially comply, with all applicable laws, statutes and regulations of the United States of America and of any state or municipality, or of any agency or department of any of the above in respect of the conduct of their respective businesses. The Borrower will further cause any Subsidiary not incorporated or formed in the United States of America to comply, in all material respects, with all laws, statutes and regulations of the nation in which such Subsidiary is incorporated or formed or any nation which, due to the nature of its business, is subject to the laws of or of any region, state or municipality or of any agency or department of any of the foregoing in respect to the conduct of such Subsidiary's Business.

4.4 Payment of Taxes and Fees. The Borrower will promptly pay, and discharge, and the Borrower will cause each Subsidiary to promptly pay and discharge, all taxes, assessments and governmental charges and levies upon them or upon any of their respective income, profits or property; provided, however, that, for purposes of this Agreement, the Borrower or the affected Subsidiary shall not be required to pay any tax, assessment, charge or levy
(a) which it deems to be unlawful or excessive in whole or in part and the payment of which is being contested or will be, in a timely manner, contested in good faith by appropriate proceedings, and (b) as to which the Borrower or the affected Subsidiary shall have set aside on its books reserves for such claim as are determined to be adequate by the application of generally accepted accounting principles consistently applied.

4.5 Insurance. The Borrower will keep and maintain, and the Borrower will cause each Subsidiary to keep and maintain, insurance with responsible insurance companies, satisfactory to the Agent, on such of their respective properties, in such amounts and against such risks as is customarily maintained by similar businesses similarly situated and owning, leasing or operating similar properties. The Borrower will furnish to the Agent on

<continued>
                                                                        24

December 31 of each year during the term hereof a certificate of the Authorized Officer of the Borrower certifying that such insurance is in force, is adequate in nature and amount and complies with the Borrower's and each Subsidiary's obligations under this Section 4.5.

4.6 ERISA Reports. The Borrower will (a) notify the Agent as soon as possible, and in any event no later than the date notification is sent to the PBGC, of any Reportable Event and action which is proposed to be taken with respect thereto, (b) send to the Agent, if so requested by the Agent, copies of each annual and other report with respect to each Plan filed with the United States Secretary of Labor or the PBGC, (c) send to the Agent, concurrent with the filing thereof, a copy of any request to United States Secretary of the Treasury for a waiver or variance of the minimum funding standards of Section 302 of ERISA and Section 412 of the Code with respect to any Plan, (d) send to the Agent, promptly, but in any event within ten (10) calendar days after the date notification is sent to the PBGC, a copy of any notice of failure to make a required installment or other payment, and (e) send to the Agent promptly after receipt thereof, a copy of any notice the Borrower or any ERISA Affiliate may receive from the PBGC relating to the intention of the PBGC (i) to terminate any Plan, (ii) to appoint a trustee to administer any such Plan or (iii) to assess withdrawal liability.

4.7 Environmental Matters. The Borrower shall and the Borrower shall cause each Subsidiary to:

             (i)    comply in all material respects with all Environmental
Laws;

             (ii) not place or permit to be placed any Hazardous Substances on any of its business premises except as allowed pursuant to Environmental Law;

             (iii) employ appropriate technology as the Borrower determines is reasonably necessary to comply with Environmental Law;

             (iv) dispose of any and all Hazardous Substances only at facilities and with carriers that maintain valid permits under applicable Environmental Law;

             (v) defend and indemnify the Banks and the Agent and hold the Banks and the Agent harmless from and against all loss, liability, damage and expense, claims, costs, fines, penalties, including any interest, assessments or attorney's fees, suffered or incurred by the Agent or any Bank, which arise, result from or in any way relate to a breach or violation of any Environmental Law by the Borrower or any Subsidiary or any Person acting for or on behalf of the Borrower or any Subsidiary. The Borrower's and the Subsidiaries' obligation hereunder shall survive the termination of this Agreement; and

             (vi) provide to the Agent for redistribution to the Banks, notice of: (A) any material reportable Release of Hazardous Substances; (B) any notification that Borrower or any Subsidiary is alleged to be a "potentially responsible party" under any Environmental Law; or (C) with respect to Borrower's operations, any material noncompliance with the Environmental Law; provided (A), (B) or (C) immediately above might materially affect the Borrower's financial condition or operations. Such notice shall be given within a reasonable period after an Authorized Officer receives knowledge of such Release or noncompliance.

4.8 Senior Debt Status. The Bank Indebtedness shall rank at least pari passu in priority of payment with all other Indebtedness of the Borrower, except Indebtedness of the Borrower secured by Encumbrances pursuant to
Section 5.3.

                                                                        25

4.9 Y2K Preparedness. The Borrower shall cause its Subsidiaries other than those acquired pursuant to the Merger to take all commercially reasonable action necessary and appropriate so that they shall have developed all programs necessary to address, on a timely basis, the Year 2000 Problem as it affects their respective accounting, information services, sales and manufacturing operations. The Borrower shall cause its Subsidiaries acquired pursuant to the Merger to take all commercially reasonable action necessary and appropriate so that they have developed all programs necessary to address, on a timely basis, the year 2000 Problem as it affects their respective accounting, information services, sales and manufacturing operations, except where failure to do so would not have a Material Adverse Effect.

ARTICLE V.   NEGATIVE COVENANTS.

             From the date hereof and thereafter until the later of the termination of the Revolving Credit Commitment and the payment in full of the Bank Indebtedness and the other liabilities of the Borrower hereunder, the Borrower agrees that:

5.1 Percentage of Consolidated Indebtedness to Consolidated Capitalization. The Borrower shall not, at any time, allow its Consolidated Indebtedness to be greater than fifty-five percent (55%) of the sum of (i) Consolidated Indebtedness plus (ii) Consolidated Stockholder's Equity.

5.2 Fixed Charge Coverage Ratio. The Borrower shall not incur or remain liable for Consolidated Indebtedness owing to any Person if (a) the incurrence of such Consolidated Indebtedness (after giving effect thereto) would cause the Borrower to be in violation of any provision of this Agreement or (b) the Borrower's Consolidated Net Income Available for Fixed Charges for the period of the four (4) Fiscal Quarters immediately preceding the Date of Determination is equal to or less than two hundred percent (200%) of all Fixed Charges payable in respect of such period.

5.3 Creation of Encumbrances. The Borrower shall not create, assume, incur or suffer to exist, nor will the Borrower allow any Subsidiary to create, assume, incur or suffer to exist, any Encumbrance upon any of their respective properties, whether now owned or hereafter acquired, nor acquire nor agree to acquire any kind of property subject to an Encumbrance; provided, however, that the foregoing restrictions shall not prevent the Borrower or any of its Subsidiaries from creating, assuming, incurring or suffering to exist Encumbrances, including but not limited to the Encumbrances set forth on
Schedule 3.6 hereto, which secure Indebtedness or obligations which do not exceed, in the aggregate, at any one time outstanding, twenty percent (20%) of the Borrower's Consolidated Total Assets.

5.4 Limitation on Mergers. The Borrower will not, nor will the Borrower allow any Subsidiary to, directly or indirectly, sell, lease or otherwise dispose of all or substantially all of its properties or assets, or consolidate with, or merge into any other entity or permit any entity to merge into it; provided however,

             (i) any Subsidiary may sell or otherwise transfer its assets to the Borrower or to a Subsidiary;

             (ii) any Subsidiary may merge into or consolidate with the Borrower or any other Subsidiary so long as the affected Borrower or other Subsidiary is the surviving entity; or

             (iii) the Borrower may be consolidated with any other corporation, or permit any other corporation to be merged into the Borrower, if




                                                                        26

                    (A) the surviving corporation shall be the Borrower and immediately after such consolidation or merger a majority of the Borrower's properties and assets will be located, and a majority of its business will be conducted, in North America,

                    (B) immediately after giving effect to such transaction, no condition or event shall exist which constitutes an Event of Default or which, after notice or lapse of time or both, would constitute an Event of Default, and

                    (C) no proceeds of Revolving Credit Loans shall be used to fund, directly or indirectly, in whole or in part, any acquisition of or merger with another Person which is contested by such Person and which has not been approved by such Person's board of directors or other governing body.

             In addition, the Borrower will not, nor will the Borrower allow any of its Subsidiaries to acquire all or a substantial part, of the assets or capital stock of any other entity if, after giving effect to such acquisition, a condition or event shall exist which constitutes an Event of Default or which, after the giving of notice or the lapse of time or both, would constitute an Event of Default.

5.5 Margin Stock. No proceeds of the Revolving Credit Loans will be used for the purchase of or carrying of any Margin Stock which would cause the Revolving Credit Loans then outstanding to be in violation of Regulation U of the Board of Directors of the Federal Reserve.

ARTICLE VI.  CONDITIONS PRECEDENT.

6.1 All Disbursements. In addition to the satisfaction of the conditions precedent set forth in Section 6.2, the obligation of each Bank to make each Disbursement under its Revolving Credit Commitment is subject to the performance by the Borrower of all of its obligations under this Agreement and to the satisfaction of each of the following conditions precedent:

             (i)    Receipt by the Agent of a Request for a Disbursement;

             (ii) The fact that, at the time of each Disbursement, no Event of Default and no event which, with the giving of notice or lapse of time or both would become such an Event of Default, shall have occurred and be continuing;

             (iii) The fact that, at the time of each Disbursement, the Borrower is in compliance with each of the financial covenants set forth in Sections 5.1 and 5.2 then applicable; and

             (iv) The fact that at the time of each Disbursement the representations and warranties contained in this Agreement are true and correct in all material respects on and as of the date of such Disbursement.

Each borrowing by the Borrower shall be deemed to be, as of the date of such borrowing, a representation and warranty by the Borrower as to the facts specified in items (ii), (iii) and (iv) of this Section 6.1.

6.2 Conditions Precedent for Closing. The obligation of each Bank to accept delivery of the Revolving Credit Notes is subject to the satisfaction of each of the following conditions precedent:

             (i) Agreement. Receipt by the Agent for redelivery to the Banks of fully executed counterpart originals of this Agreement.

             (ii) Revolving Credit Notes. Receipt by the Agent for redelivery to the Banks of a fully executed Revolving Credit Note made payable to each Bank.

                                                                        27

             (iii) Commitment Fee. Receipt by the Agent of the commitment fee in accordance with the Fee Letter.

             (iv) Fee Letter. Receipt by the Agent of the fully executed Fee Letter.

             (v) Closing Certificate. The Borrower shall have delivered to the Agent for redelivery to each Bank a certificate stating (a) the representations and warranties made by the Borrower are true and correct on the Closing Date, (b) that as of the Closing Date the Borrower is in compliance with the covenants set forth in Articles IV and V hereof, and (c) as of the Closing Date no Event of Default or no event which, with the giving of notice or passage of time would become an Event of Default, has occurred and is continuing.

             (vi) Material Adverse Effect. No event has occurred to the Borrower which would reasonably be likely to have a Material Adverse Effect on the Borrower.

             (vii) Material Litigation. Except for those matters previously disclosed to the Agent and the Banks pursuant to Section 3.5, no action or proceeding has been instituted before any Governmental Person which, if adversely determined, would reasonably be likely to have a Material Adverse Effect on the Borrower.

             (viii) Insurance. Receipt by the Agent of evidence that the Borrower's insurance coverage, as required by Section 4.5, is in effect.

             (ix) Borrower's Resolutions. The Borrower shall have delivered to the Agent for redelivery to each Bank a copy, duly certified as of the date hereof by the secretary or assistant secretary of the Borrower, of (a) the organizational documents of the Borrower, (b) the Bylaws of the Borrower, (c) the resolutions of the Borrower's Board of Directors authorizing the borrowings hereunder and the execution and delivery of this Agreement and the Revolving Credit Notes, (c) all documents evidencing other necessary corporate action and (e) all approvals or consents, if any, with respect to this Agreement and the Revolving Credit Notes.

             (x) Borrower's Incumbency Certificate. The Borrower shall have delivered to the Agent for redelivery to each Bank a certificate of its secretary or assistant secretary, certifying the names and offices of the officers of the Borrower authorized to sign this Agreement, the Revolving Credit Notes and all other documents or certificates to be delivered hereunder, together with the true signatures of such officers.

             (xi) Disclosure Letter. The Borrower shall have delivered to the Agent for redelivery to each Bank an executed copy of the Disclosure Letter.

             (xii) Opinion of Counsel. The Borrower shall have delivered to the Agent for redelivery to each of the Banks the favorable opinion of Richard
D. Teeple, Esquire, General Counsel of the Borrower (a) as to the action which has been taken to authorize the making and performance by the Borrower of this Agreement and the Revolving Credit Notes issued under this Agreement, (b) as to the due authorization, execution, delivery and validity of this Agreement and the Revolving Credit Notes to be issued under this Agreement and (c) as to such other matters as the Agent may reasonably require substantially in the form of Exhibit "D" hereto.

ARTICLE VII. EVENTS OF DEFAULT.

7.1 Immediate Defaults. If one or more of the following Events of Default occur:

7.1a         Insolvency.
                                                                        28

             (i) Involuntary Proceedings. A proceeding shall have been instituted in a court having jurisdiction seeking a decree or order for relief in respect of the Borrower or any Subsidiary in an involuntary case under federal or foreign bankruptcy laws, or any other similar applicable federal, state or foreign law, now or hereafter in effect, or for the appointment of a receiver, liquidator, trustee, sequestrator or similar official for the Borrower or the affected Subsidiary or for a substantial part of its property, or for the winding up or liquidation of its affairs, and such shall result in the entry of an order for relief or remain undismissed or unstayed and in effect for a period of sixty (60) days; or

             (ii) Voluntary Proceedings. The Borrower or any Subsidiary shall institute proceedings to be adjudicated a voluntary bankrupt, or shall consent to the filing of a bankruptcy proceeding against it, or shall file a petition or answer or consent seeking reorganization under federal or foreign bankruptcy laws, or any other similar applicable federal, state or foreign law now or hereinafter in effect, or shall consent or acquiesce in or to the filing of any such petition or shall consent to or acquiesce in the appointment of a receiver, liquidator, trustee, sequestrator or similar official for the Borrower or any Subsidiary or for a substantial part of its property, or shall make an assignment for the benefit of creditors, or shall admit in writing its inability to pay its debts generally as they become due, or action shall be taken by the Borrower or any Subsidiary in furtherance of any of the aforesaid purposes; or

7.1b         Dissolution.  Except as permitted by Section 5.4 hereof, the existence of the Borrower or any Subsidiary is terminated;

then, upon the happening of an event described in this Section 7.1, the Revolving Credit Commitment shall immediately terminate and all Revolving Credit Notes, then outstanding shall automatically become immediately due and payable without presentment, demand, protest or notice of any kind, all of which are hereby waived, and the Agent shall not be under any obligation to issue or amend a Letter of Credit; further during the sixty (60) day period referred to in Section 7.1a (i) the Banks shall be under no obligations to make Revolving Credit Loans. The Agent shall promptly advise the Borrower, and each of the Banks, of the occurrence, and the consequences, of the Event of Default; provided, however, that failure to give notice to the Borrower shall not impair the effect of such Event of Default.

7.2 Defaults at Option of Banks. If one or more of the following Events of Default occur:

7.2a         Payment.  Default in the payment of (i) principal of or interest on any Revolving Credit Note, and continuance thereof for five (5) days, or
(ii) any Facility Fee or the underwriting fee described in the Fee Letter and continuance thereof for ten (10) days; or

7.2b         Agreements.  Default in the performance of any of the Borrower's agreements (including but not limited to those set forth in Articles IV and V hereof) herein set forth (and not constituting an Event of Default under any of the preceding subsections of this Article VII) and continuance of such default for thirty (30) days after notice thereof to the Borrower from the Agent or any Bank; or

7.2c         Other Indebtedness.  Default by the Borrower in the payment when due of any obligation in an amount in excess of $10,000,000 (including without limitation the Credit Agreement dated September 1, 1999, by and among the Borrower, the financial institutions party thereto and PNC Bank in its capacity as agent thereunder) for money borrowed or guaranteed, (whether by acceleration or otherwise) or default by the Borrower in the performance of any agreement (including without limitation the Credit Agreement dated September 1, 1999, by and among the Borrower, the financial institutions party

<continued>
                                                                        29
thereto and PNC Bank, National Association in its capacity as agent thereunder) under which any such obligation is created if the effect of such default is to cause such obligation to become, or to permit the holder or holders of such obligations to declare such obligation, due prior to its expressed maturity; or

7.2d         Misrepresentation.  Any representation or warranty made by the
Borrower herein is untrue in any material respect, or any schedule, statement, report, notice or writing furnished by the Borrower or on behalf of the Borrower to the Agent or the Banks is untrue in any material respect on the dates as of which the facts set forth are stated or certified; or

7.2e         Monetary Judgments.  A final uninsured judgment which, with other outstanding final judgments against the Borrower and its Subsidiaries, exceeds the aggregate amount of $10,000,000 shall be rendered against the Borrower or any Subsidiary and if, within sixty (60) days after entry thereof, such judgment shall not have been vacated or discharged, written agreement shall not have been reached with the plaintiff in such action providing for the payment of any monetary award set forth in such judgment, or execution thereof shall not have been stayed pending appeal, or if, within sixty (60) days after the expiration of any such stay, such judgment shall not have been discharged or a written agreement shall not have been reached with the plaintiff in such action providing for the payment of any monetary award set forth in such judgment; or

7.2f         Litigation.  Notice is given to the Borrower by the Agent or any
Bank that, in the opinion of the Agent or such Bank, any litigation or governmental proceeding which has been instituted against the Borrower or any Subsidiary will reasonably be likely to have a Material Adverse Effect, and within thirty (30) days after such notice (i) such litigation or proceeding is not dismissed or (ii) an opinion of the Borrower's or the affected Subsidiary's trial counsel shall not have been received by each Bank, in form and substance satisfactory to each Bank, that the Borrower or the affected Subsidiary has a meritorious position and will ultimately prevail in the proceedings; or

7.2g         Change of Control.  Any Person or group of Persons (within the meaning of Sections 13(d) or 14(d)(2) of the Securities and Exchange Act of
1934), other than the then current officers or directors of the Borrower or an underwriter which obtains such ownership as a result of effecting a firm commitment underwriting of a secondary offering of the Borrower's voting stock on behalf of such officers or directors, shall have acquired beneficial ownership (within the meaning of Rule 13d-3 promulgated by the Securities and Exchange Commission under said Act) of twenty percent (20%) or more of the voting stock of the Borrower;

then, if any such event described in this Section 7.2 shall be continuing, the Agent may, and upon request of the Required Banks will, declare the Revolving Credit Commitment to be terminated and all Revolving Credit Notes then outstanding to be due and payable, whereupon the Revolving Credit Commitment shall immediately terminate and all then outstanding Revolving Credit Notes shall become immediately due and payable, all without presentment, demand, protest or further notice of any kind, all of which are hereby waived.

7.3 Remedies upon Default. In case any one or more Events of Default shall occur and be continuing, the Agent on behalf of the Banks may proceed to protect and enforce its rights by an action at law, suit in equity or other appropriate proceeding, whether for the specific performance of any agreement contained herein in the Revolving Credit Notes held by it or in any Letter of Credit, or for an injunction against a violation of any of the terms hereof or thereof, or in aid of the exercise of any power granted hereby or thereby or by law. No right, power or remedy conferred by this Agreement or by any Revolving Credit Note upon any Bank shall be exclusive of any other right, power or remedy referred to herein or therein or now or hereafter available at law, in equity, by statute or otherwise.
                                                                        30

ARTICLE VIII. AGENT.

8.1 Appointment and Grant of Authority. The Banks hereby appoint PNC Bank, National Association, and PNC Bank, National Association hereby agrees to act, as the Agent under this Agreement. The Agent shall have and may exercise such powers under this Agreement as are specifically delegated to the Agent by the terms hereof, together with such other powers as are incidental thereto.

8.2 Non-Reliance on Agent. Each Bank agrees that it has, independently and without reliance on the Agent or any other Bank, and based on such documents and information as it has deemed appropriate, made its own credit analysis of the Borrower and decision to enter into this Agreement and that it will, independently and without reliance upon the Agent, and based on such documents and information as it shall deem appropriate at the time, continue to make its own analysis and decisions in taking or not taking action under this Agreement. The Agent shall not be required to keep informed as to the performance or observance by the Borrower of this Agreement or any other document referred to or provided for herein or to inspect the properties or books of the Borrower or any of its Subsidiaries. The Agent shall use its best efforts to relay to each Bank any information pertaining to the Borrower or its Subsidiaries which comes into the possession of the Agent's Corporate Banking Division; provided however, that except for notices, reports and other documents and information expressly required to be furnished to each Bank by the Agent hereunder, the Agent, in the absence of negligence or willful misconduct, shall not be liable to any Bank for its failure to relay or furnish to any Bank any information.

8.3          Responsibility of the Agent and Other Matters.

8.3a         Ministerial Nature of Duties.  As between the Banks and itself, the Agent shall have no duties or responsibilities except those expressly set forth in this Agreement and those duties and liabilities shall be subject to the limitations and qualifications set forth in this Article VIII. The duties of the Agent shall be ministerial and administrative in nature.

8.3b         Limitation of Liability.  As between the Banks and itself, neither the Agent nor any of its directors, officers, employees or agents shall be liable, except for negligence or willful misconduct, for any action taken or omitted (whether or not such action taken or omitted is within or without the Agent's responsibilities and duties expressly set forth in this Agreement) under or in connection with this Agreement or any other instrument or document in connection herewith. Without limiting the foregoing, neither the Agent nor any of its directors, officers, employees or agents shall be responsible for, or have any duty to examine (i) the genuineness, execution, validity, effectiveness, enforceability, value or sufficiency of (A) this Agreement or the Revolving Credit Notes or (B) any document or instrument furnished pursuant to or in connection with this Agreement or the Revolving Credit Notes, (ii) the collectibility of any amounts owed by the Borrower,
(iii) the truthfulness of any recitals or statements or representations or warranties made to the Agent in connection with this Agreement or the Revolving Credit Notes, (iv) any failure of any party to this Agreement to receive any communication sent, including any telegram, telex, teletype, facsimile transmission, bank wire, cable, radiogram or telephone message sent or any writing, application, notice, report, statement, certificate, resolution, request, order, consent letter or other instrument or paper or communication entrusted to the mails or to a delivery service, or (v) the assets or liabilities or financial condition or results of operations or business or credit worthiness of the Borrower.

8.3c         Reliance.  The Agent shall be entitled to act, and shall be fully protected in acting upon, any telegram, telex, telecopy, bank wire or cable or any writing, application, notice, report, statement, certificate, resolution, request, order, consent, letter or other instrument or paper or communication
<continued>
                                                                        31
believed by the Agent in good faith to be genuine and correct and to have been signed or sent or made by a proper Person. The Agent may consult counsel and shall be entitled to act, and shall be fully protected in any action taken in good faith, in accordance with advice given by counsel. The Agent may employ agents and attorneys-in-fact and shall not be liable for the default or misconduct of any such agents or attorneys-in-fact selected by the Agent with reasonable care. The Agent shall not be bound to ascertain or inquire as to the performance or observance of any of the terms, provisions or conditions of this Agreement or the Revolving Credit Notes on the part of the Borrower.

8.4 Action on Instructions. The Agent shall be entitled to act or refrain from acting, and in all cases shall be fully protected in acting or refraining from acting, under this Agreement or the Revolving Credit Notes or any other instrument or document in connection herewith or therewith in accordance with instructions in writing or by telegraph from the appropriate number of Banks, as the case may be.

8.5 Action in Event of Default. If an Event of Default has occurred, the Banks shall immediately consult with one another in an attempt to agree upon a mutually acceptable course of conduct. Failing unanimous agreement upon a course of conduct and if the appropriate number of Banks wish to declare an Event of Default or exercise their rights hereunder, the Agent will exercise the rights of the Banks hereunder as directed by the appropriate number of Banks.

8.6 Indemnification. To the extent the Borrower does not reimburse and save harmless the Agent according to the terms hereof for and from all costs, expenses and disbursements in connection herewith, such costs, expenses and disbursements, shall be borne by the Banks on a Pro Rata basis. Each Bank hereby agrees on such basis (a) to reimburse Agent for all such costs, expenses and disbursements on request and (b) to the extent of each such Bank's pro rata share, to indemnify and save harmless the Agent against and from any and all losses, obligations, penalties, actions, judgments and suits and other costs, expenses and disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against the Agent, other than as a consequence of actual negligence or willful misconduct on the part of the Agent, arising out of or in connection with this Agreement or the Revolving Credit Notes or any agreement, instrument or document in connection herewith or therewith, or any request of the Banks. Such indemnification of the Agent shall include, without limitation, reimbursement for the costs, expenses and disbursements in connection with defending itself against any claim or liability, or answering any subpoena, related to the exercise or performance of any of its powers or duties under this Agreement or the taking of any action under or in connection with this Agreement or the Revolving Credit Notes.

8.7 Agent's Rights as a Bank. With respect to (a) the commitment of the Agent as a Bank hereunder and any Revolving Credit Loans of the Agent under this Agreement, (b) any Revolving Credit Note and any interest of the Agent in any Revolving Credit Note, (c) any amount due the Agent pursuant to
Article II hereof not evidenced by a Revolving Credit Note and (d) other amounts due the Agent hereunder, the Agent shall have the same rights and powers under this Agreement and any such Revolving Credit Note as any other Bank and may exercise the same as though it were not the Agent. The Agent may accept deposits from, lend money to, and generally engage, and continue to engage, in any kind of business with the Borrower and any of its Subsidiaries as if it were not the Agent.

8.8 Loan Advances. Except as otherwise provided in Section 8.8 hereof, unless the officers of the Agent responsible for administering this Agreement shall have been notified in writing by a Bank prior to the date of any Disbursement that such Bank will not make the amount which would constitute its Pro Rata share of the Disbursement available to the Agent on

<continued>
                                                                        32
the date of such Disbursement, the Agent may (but shall not be required to) assume that such Bank has made such amount available to the Agent on the date of such advance and the Agent, in reliance upon such assumption, may make available to the Borrower a corresponding amount in the applicable currency. If such Pro Rata share is made available to the Agent on a date after the date of such Disbursement, such Bank shall pay to the Agent on demand an amount in the applicable currency equal to the product of (i) during each day included in the period referred to in (iii) below, for each Dollar funded Revolving Credit Loan, the Federal Funds Effective Rate, multiplied by (ii) the amount of such Bank's Pro Rata share of such Disbursement, multiplied by (iii) a fraction, the numerator of which is the number of days that elapse from and including the date of such Disbursement to the date on which such Pro Rata share of such Disbursement shall become immediately available to the Agent and the denominator of which is 360. A statement of the Agent submitted to such Bank with respect to any amounts owing under this Section 8.8 shall be prima facie evidence as to the amount owed by such Bank to the Agent. If such Bank's Pro Rata share is not in fact made available to the Agent by such Bank within three (3) Business Days of such borrowing date, the Agent shall be entitled to recover such amount with interest thereon at the rate per annum applicable to the Base Rate Option during such period, on demand, from such Bank.

8.9 Payment to Banks. Upon receipt by the Agent of any payment from the Borrower in respect of such Banks' obligations, the Agent shall promptly deliver to each Bank its Pro Rata share of such payment. When possible, such delivery shall be accomplished in such a manner so as to allow each Bank to receive its Pro Rata share of such payment in immediately available funds on the same day that the funds representing payment due from the Borrower are collected funds in the possession of the Agent. It is understood that the Borrower has no obligation to the Banks to ensure that the Agent forwards to each Bank its Pro Rata share of any such payment.

8.10 Notice of Event of Default. Each Bank shall use its best efforts to notify immediately in writing the other Banks of any Event of Default of which it becomes aware.

8.11 Equalization of Banks. The Banks agree among themselves that, with respect to all amounts received by any Bank for application on any obligation hereunder, or on the Revolving Credit Notes, equitable adjustment will be made in the manner stated in the next succeeding sentence so that, in effect, all such amounts will be shared pro rata among the Banks, whether received by realization upon security, by the exercise of the right of set-off or banker's lien, by counterclaim or cross action or from any other non-pro rata source. Any Bank receiving any such amount shall purchase for cash from the other Banks an interest in their Revolving Credit Notes in such amount as shall result in a pro rata participation by each of the Banks in the aggregate unpaid amount of all outstanding Revolving Credit Notes then held by the Banks; provided that if all or any portion of such amount is hereafter recovered from such Bank, such purchase shall be rescinded and the purchase price restored to the extent of such recovery without interest except as required by law or by any judgment or settlement relating to such recovery.

8.12 Successor Agent. The Agent may resign upon sixty (60) days' prior notice to the Banks and the Borrower. If such notice shall be given, the Agent shall use reasonable commercial efforts during such sixty (60) day period to procure a successor satisfactory to the Banks and reasonably satisfactory to the Borrower to serve as agent hereunder and under the Revolving Credit Notes. If at the end of such sixty (60) day period, the Agent shall be unable to procure such a successor, the Banks shall appoint from among the Banks a successor agent for the Banks. Any such successor agent shall succeed to the rights, powers and duties of the Agent. Upon the appointment of such successor agent or upon the expiration of such sixty (60) day period (or any longer period to which the Agent has agreed), the former

<continued>
                                                                        33

Agent's rights, powers and duties as Agent shall be terminated, without any other or further act or deed on the part of such former Agent or any of the parties to this Agreement; provided, however, the retiring Agent shall continue to hold as custodian any collateral in its possession until such time as it can deliver such collateral to the successor agent. After any retiring Agent's resignation hereunder, the provisions of this Article VIII shall inure to the benefit of such retiring Agent as to any actions taken or omitted to be taken by it while it was Agent under this Agreement.

ARTICLE IX.  GENERAL PROVISIONS.

9.1 Waiver of Rights of Set-Off. The Banks waive any and all rights of banker's lien, counterclaim and recoupment and any and all right to set-off against the unpaid balance of the Revolving Credit Notes or any participation therein as to any debt owing to the Borrower by the Banks, including, without limitation, any funds in any deposit account (general or special) maintained by the Borrower with the Banks.

9.2 Amendments. No amendment or waiver of any provision of this Agreement or the Revolving Credit Notes, nor consent to any departure there-from by the Borrower shall be effective unless the same shall be in writing and signed by the Borrower, the Agent and the Required Banks, and then such amendment, waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that no amendment, waiver or consent, unless in writing and signed by the Agent and all of the Banks, shall do any of the following: (a) increase the Revolving Credit Commitment of any Bank or the maximum aggregate principal amount of the Revolving Credit Notes, (b) reduce the principal of, alter the formulas for calculating interest on, the Revolving Credit Notes or reduce any fees hereunder, (c) postpone any date fixed for any payment of principal of, or interest on, the Revolving Credit Notes, the Facility Fee or any of the obligations of the Borrower set forth in Article II, (d) amend the definition of Required Banks, (f) amend this Section 9.2 or (g) amend any section hereof which by its terms requires consent of all of the Banks. No amendment, modification or waiver which would adversely affect the interest, rights or obligations of the Agent shall be made without consent of the Agent. In the case of any waiver or consent relating to any provision of this Agreement, the parties shall be restored to their former positions and rights hereunder (unless otherwise expressly set forth therein), and the Event of Default so waived or consented to shall be deemed to be cured and not continuing; but no such waiver or consent shall extend to any subsequent or other Event of Default or impair any right consequent thereon.

9.3          No Implied Waiver; Cumulative Remedies.

9.3a         No Implied Waiver.  No delay on the part of Agent or any Bank in the exercise of any power or right shall operate as a waiver thereof, nor shall any single or partial exercise of any power or right preclude other or further exercise thereof, or the exercise of any other power or right.

9.3b         Cumulative Remedies.  No delay or failure of the Agent or the
Banks in exercising any right, power or remedy under this Agreement shall operate as a waiver hereof; nor shall any single or partial exercise thereof or any abandonment or discontinuance of steps to enforce such a right, power or remedy preclude any other or further exercise thereof or the exercise of any other right, power or remedy hereunder. The rights and remedies in this Agreement are cumulative and not exclusive of any rights or remedies (including, without limitation, the right of specific performance) which the Agent or the Banks would otherwise have.

9.4 Certain Taxes. The Borrower agrees to pay, and save the Agent and the Banks harmless from, all liability for any stamp or other taxes which may be payable with respect to the execution or delivery of this Agreement, the Revolving Credit Notes or any other documents, instruments or transactions pursuant to or in connection herewith or therewith, which obligation shall survive the termination of this Agreement.

9.5          Notices.

             (i) Notice to the Banks. All notices required to be sent to the Banks shall be sent to the address set forth on each Bank's signature page hereto, by hand delivery, overnight delivery, telex, telegram, telecopier or by the United States Mail, first class postage prepaid. Such notices shall be effective three (3) days after mailing or when received, whichever is earlier.

             (ii) Notice to the Agent. All notices required to be sent to the Agent shall be sent to the following address by hand delivery, overnight delivery, telex, telegram, telecopier or by the United States Mail, first class postage prepaid:

             PNC Bank, National Association
             Agency Services
             One PNC Plaza - 22nd Floor
             249 Fifth Avenue
             Pittsburgh, Pennsylvania 15222-2707
             Attn:  Arlene M. Ohler
             Telex:       8666533
             Telephone:   (412) 762-3627
             Telecopier:  (412) 762-8672

Such notices shall be effective three (3) days after mailing or when received, whichever is earlier.

             (iii) Notice to the Borrower. All notices required to be sent to the Borrower shall be sent to the following addresses, by hand delivery, overnight delivery, telex, telegram, telecopier or by the United States Mail, first class postage prepaid:

             Cooper Tire & Rubber Company
             Lima and Western Avenues
             Findlay, Ohio 45840
             Attn:  Chief Financial Officer
             Telex:       242422
                          (answerback COOPERTIRE FLY)
             Telecopier:  (419) 424-4212
             Telephone:   (419) 424-4320

All such notices shall be effective three (3) days after mailing or when received, whichever is earlier.

             The Borrower, each Bank and the Agent may each change the address for service of notice upon it by a notice in writing to the other parties hereto complying with the terms of this Section 9.5.

9.6 Costs. The Borrower will pay all reasonable out-of-pocket costs and expenses of (i) the Agent (including without limitation the reasonable fees and disbursements of the Agent and the Agent's special counsel) in connection with the preparation of the Loan Documents, and waivers or amendments thereto and (ii) the Agent and the Banks and their respective counsel in connection with the enforcement of the Loan Documents.

9.7 Severability. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or enforceability without invalidating the remaining portions hereof or affecting the validity or enforceability of such provision in any other jurisdiction.

9.8 Covenants to Survival. Until payment in full of the Bank Indebtedness and the termination of the Revolving Credit Commitment, all representations, warranties, covenants and agreements of the Borrower

<continued>
                                                                        35
contained herein or made in writing in connection herewith shall survive the advances of money made by the Banks to the Borrower hereunder and the delivery of the Revolving Credit Notes and all such representations, warranties, covenants and agreements shall inure to the benefit of the successors and assigns of the Banks and the Agent, whether or not so expressed.

9.9 Investment. Each Bank represents that it is the present intention of such Bank to acquire each Revolving Credit Note made to its order for its own account for the purpose of investment and not with a view to the distribution or sale thereof, subject, nevertheless, to the necessity that such Bank remain in control at all times of the disposition of property held by it for its own account; it being understood that the foregoing representation shall not affect the character of the Revolving Credit Loans as commercial lending transactions.

9.10 Holiday Payments. If any payments to be made by the Borrower hereunder shall become due on a date not a Business Day, such payments shall be made on the next succeeding Business Day and such extension of time shall be included in computing any interest in respect of such payment.

9.11 Governing Law. This Agreement, each Revolving Credit Note shall each be a contract made under and governed by the laws of the Commonwealth of Pennsylvania.

9.12         Successors, Assigns and Participations.

9.12a         Successors and Assigns.

             (i) This Agreement shall be binding upon the Borrower, the Banks and the Agent and their respective successors and assigns, and shall inure to the benefit of the Borrower, the Banks and the Agent and the successors and assigns of the Banks and the Agent. The foregoing sentence notwithstanding, the Borrower may not, without the consent of all of the Banks, nor shall any Bank without the consent of the Borrower and the Agent, such consent not to be unreasonably withheld, assign or transfer its rights or duties hereunder; provided, however, that at any time that an Event of Default exists the Borrower's consent to any assignment by a Bank of its rights and duties hereunder shall not be required. Further, no consent shall be required for assignments to the Federal Reserve Bank of New York or for assignments described in Section 9.12(a)(ii). Each assignment by a Bank (A) shall be in a minimum amount of $5,000,000; and (B) shall be evidenced in a manner in form and substance satisfactory to the Agent. The Agent shall be entitled to receive, from the assigning Bank, a fee of $3,500.00 at the time of each assignment for processing such assignment.

             (ii) Notwithstanding anything to the contrary contained herein, any Bank (a "Granting Bank") may grant to a special purpose funding Person (an "SPC") the option to fund all or any part of any Revolving Credit Loan that such Granting Bank would otherwise be obligated to fund pursuant to this Agreement; provided, however, that (A) nothing herein shall constitute a commitment by any SPC to fund any Revolving Credit Loan, and (B) if an SPC elects not to exercise such option or otherwise fails to fund all or any part of such Revolving Credit Loan, the Granting Bank shall be obligated to fund such Revolving Credit Loan pursuant to the terms hereof; and, provided, further, (A) all credit decisions relating to any such funding by the SPC shall be made by the Granting Bank for and on behalf of the SPC, (B) the SPC shall have no voting rights under any of the Loan Documents, and (C) except for the payment of principal, interest and fees, if any, the Agent shall be entitled to treat the Granting Bank as the Bank for all purposes hereunder as if the SPC had made no funding of any Revolving Credit Loan. The funding of a Revolving Credit Loan by an SPC hereunder shall utilize the Revolving Credit Commitment of the Granting Bank to the same extent, and as if, such Revolving Credit Loan were funded by such Granting Bank. Each party hereto hereby agrees

<continued>
                                                                        36
that no SPC shall be liable for any indemnity or payment under this Agreement for which a Bank would otherwise be liable for so long as, and to the extent, the Granting Bank provides such indemnity or makes such payment. Notwithstanding anything to the contrary contained in this Agreement, any SPC may disclose on a confidential basis any non-public information relating to its funding of Revolving Credit Loans to any rating agency, commercial paper dealer or provider of any surety or guarantee to such SPC. This Section may not be amended without the prior written consent of each Granting Bank, all or any part of whose Revolving Credit Loan is being funded by an SPC at the time of such amendment.

9.12b         Participations.  Any Bank may, in the ordinary course of its commercial banking business and in accordance with applicable law, at any time sell to one or more Participants participating interests in any Revolving Credit Loan owing to such Bank, the interest of such Bank in any Revolving Credit Note of such Bank, or any other interest of such Bank hereunder. In the event of any such sale by a Bank of participating interests to a Participant, such Bank's obligations under this Agreement to the other parties to this Agreement shall remain unchanged, such Bank shall remain solely responsible for the performance thereof, such Bank shall remain the holder of any such Revolving Credit Note for all purposes under this Agreement (including voting rights hereunder), and the Borrower and the Agent shall continue to deal solely and directly with such Bank in connection with such Bank's rights and obligations under this Agreement. As between any Bank and its Participant, the Participant's ability to direct such Bank to vote shall be limited to (i) an increase in the Revolving Credit Commitment, (ii) a reduction in the interest rate or fees due the Banks, and (ii) a postponement of the scheduled payments of principal or interest.

9.13 Counterparts. This Agreement may be executed in as many identical counterparts as shall be convenient and by the different parties hereto on separate counterparts. This Agreement shall become binding when each of the Agent, the Banks and the Borrower has executed at least one counterpart. Immediately after the execution of counterparts and solely for the convenience of the parties hereto, the Agent, the Borrower and the Banks will execute sufficient counterparts so that the Borrower shall have counterparts executed by each of the Banks and the Agent and the Banks shall have counterparts executed by the Borrower, the Agent, and the Banks. All counterparts shall constitute but one and the same instrument.

9.14         Funding by Branch, Subsidiary or Affiliate.

             (a) Notional Funding. Each Bank shall have the right from time to time, without notice to the Borrower, to deem any branch, Subsidiary or Affiliate (which for the purposes of this Section 9.14 shall mean any corporation or association which is directly or indirectly controlled by or is under direct or indirect common control with any corporation or association which directly or indirectly controls such Bank) of such Bank to have made, maintained or funded any Revolving Credit Loan to which the Euro-Rate Option applies at any time, provided that immediately following (on the assumption that a payment was then due from the Borrower to such other office) and as a result of such change the Borrower would not be under any greater financial obligation than they would have been in the absence of such change. Notional funding offices may be selected by each Bank without regard to the Bank's actual methods of making, maintaining or funding the Revolving Credit Loans or any sources of funding actually used by or available to such Bank.

             (b) Actual Funding. Each Bank shall have the right from time to time to make or maintain any Revolving Credit Loan by arranging for a branch, Subsidiary or Affiliate of such Bank to make or maintain such Revolving Credit Loan subject to the last sentence of this Section 9.14(b). If any Bank causes a branch, Subsidiary or Affiliate to make or maintain any part of the Revolving Credit Loans hereunder, all terms and conditions of this Agreement

<continued>
                                                                        37
shall, except where the context clearly requires otherwise, be applicable to such part of the Revolving Credit Loans to the same extent as if such Revolving Credit Loans were made or maintained by such Bank, provided that in no event shall any Bank's use of such a branch, Subsidiary or Affiliate to make or maintain any part of the Revolving Credit Loans hereunder cause such Bank or such branch, Subsidiary or Affiliate to incur any cost or expenses payable by the Borrower hereunder or require the Borrower to pay any other compensation to any Bank which would otherwise not be incurred.

9.15 Tax Withholding Forms. Each Bank or assignee or participant of a Bank that is not incorporated under the Laws of the United States of America or a state thereof agrees that it will deliver to each of the Borrower and the Agent two (2) duly completed copies of the following: (i) Internal Revenue Service Form W-9, 4224 or 1001, or other applicable form prescribed by the Internal Revenue Service, certifying that such Bank, assignee or participant is entitled to receive payments under this Agreement and the other Loan Documents without deduction or withholding of any United States federal income taxes, or is subject to such tax at a reduced rate under an applicable tax treaty, or (ii) Internal Revenue Service Form W-8 or other applicable form or a certificate of the Bank, assignee or participant indicating that no such exemption or reduced rate is allowable with respect to such payments. Each assignee or participant shall deliver such form or certificate on or before the effective date of such assignment or participation. Each Bank, assignee or participant which so delivers a Form W-8, W-9, 4224 or 1001 further undertakes to deliver to each of the Borrower and the Agent two (2) additional copies of such form (or a successor form) on or before the date that such form expires or becomes obsolete or after the occurrence of any event requiring a change in the most recent form so delivered by it, and such amendments thereto or extensions or renewals thereof as may be reasonably requested by the Borrower or the Agent, either certifying that such Bank, assignee or participant is entitled to receive payments under this Agreement and the other Loan Documents without deduction or withholding of any United States federal income taxes or is subject to such tax at a reduced rate under an applicable tax treaty or stating that no such exemption or reduced rate is allowable.
The Agent shall be entitled to withhold United States federal income taxes at the full withholding rate unless the Bank, assignee or participant establishes an exemption or that it is subject to a reduced rate as established pursuant to the above provisions.


























                                                                        38

             IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers thereunto duly authorized as of the date first written above.

ATTEST/WITNESS:                           COOPER TIRE & RUBBER COMPANY

--------------------------                By /S/
Name:                                     ------------------------------
--------------------------                Name:
Title:                                    ------------------------------
--------------------------                Title:
                                          ------------------------------

                                          By /S/
                                          ------------------------------
                                          Name:
                                          ------------------------------
                                          Title:
                                          ------------------------------


                                          PNC BANK, NATIONAL ASSOCIATION
                                          as Agent

                                          By /S/
                                          ------------------------------
                                          Name:
                                          ------------------------------
                                          Title:
                                          ------------------------------


































                                                                        39

             IN WITNESS WHEREOF, intending to be legally bound hereby, the undersigned Bank has caused this Agreement by and among COOPER TIRE & RUBBER COMPANY as the Borrower, the Financial Institutions Party thereto, as the Banks, and PNC BANK, NATIONAL ASSOCIATION, as the Agent, to be executed by its duly authorized officers as of the date first above written.

Maximum Dollar Amount of Revolving            PNC BANK, NATIONAL ASSOCIATION
Credit Commitment
      $300,000,000                            By: /S/
Revolving Credit Commitment Percentage        -------------------------------
      100%                                    Name:   Joseph G. Moran
                                              Title:  Vice President


Address for notice purposes:

PNC Bank, N.A.
One PNC Plaza, 22nd Floor
249 Fifth Avenue
Pittsburgh, PA 15222
Attention:   Arlene Ohler
Title:       Vice President
Telephone:   (412) 762-3627
Facsimile:   (412) 762-8672

Address for Euro-Rate Funding if different from above:


------------------------------

------------------------------

------------------------------

Telephone:
          --------------------
Facsimile:
          --------------------
Telex:
      ------------------------

























                                                                        40