Form 10-K405
period 1999-12-31
COOPER TIRE & RUBBER CO
filed 2000-03-17
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                              FORM 10-K
(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________to________

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

State the aggregate market value of the voting stock held by non-
affiliates of the registrant (computed by reference to the closing price on the Composite Tape for securities listed on the New York Stock
Exchange as of March 6, 2000).                           $753,367,361

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             (Class)                     (Outstanding at March 6, 2000)
  Common Stock, $1 par per share                   75,810,552

                  DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

             Proxy statement dated March 21, 2000 - Part III

              EXHIBIT INDEX appears on pages 24 through 26

Part I

Item 1. BUSINESS

1999 Events

   Cooper Tire & Rubber Company ("Cooper" or the "Company") was incorporated in the State of Delaware in 1930. The Company's business is developing, manufacturing and marketing products for the transportation industry. The Company's products are primarily rubber-based.

   Pursuant to a corporate strategy developed over recent years, the Company has completed two major acquisitions since the beginning of 1999 that have almost doubled the size of the Company and have greatly expanded its automotive supply business. The first of the two acquisitions, the purchase of The Standard Products Company ("Standard"), was completed in October 1999. Standard is one of the world's largest suppliers of automotive body sealing products to automotive original equipment manufacturers. It is also a significant producer of exterior plastic trim products, vibration control systems and through its subsidiaries, Holm Industries, Inc. ("Holm") and Oliver Rubber Company ("Oliver"), is a leading supplier of appliance sealing products and materials, equipment, and services for the retreading industry. Standard's 1999 sales approximated $1.1 billion. Additional information on the acquisition of Standard appears in the Acquisition note to the Financial Statements on pages 36 and 37 and in Exhibit (13) of this Annual Report on Form 10-K.

   The second major acquisition completed by the Company was of Siebe Automotive ("Siebe"), the automotive fluid handling division of Invensys plc. The Company announced that it had reached an agreement to acquire Siebe on November 22, 1999, and the acquisition was completed on January 28, 2000. Siebe's annual sales approximate $400 million, of which nearly 50 percent are made outside the U.S. Siebe manufactures automotive fluid handling systems, components, modules and sub-systems for sale to the world's automotive original equipment manufacturers and large Tier 1 suppliers. The purchase includes 16 operating locations extending across North and South America, Europe and Australia.

   In February 1999, the Company formed a strategic alliance with Pirelli Tyres of Milan, Italy ("Pirelli"). This new venture, which involves contractual arrangements but no joint equity holding, combines the best resources of both companies to improve their competitiveness in the North and South American replacement tire markets, by providing the Company with the opportunity to offer a Tier I and an upper Tier I to its independent dealers. This arrangement provides revenue to Cooper primarily through commissions on sales of Pirelli tires by Cooper dealers.

   In January 1999, the Company completed the acquisition of Dean Tire of Louisville, Kentucky. Dean had been a private brand supplier of a full line of passenger, light truck and medium radial truck tires to independent dealers in North America for 75 years. This purchase brought an additional house brand to the Company's tire operations, enhancing product offerings in upper Tier II and Tier III segments of the replacement tire market. The Company had been the sole supplier to Dean since 1966. The Dean Tire and Pirelli transactions enhanced the Company's ability to offer a broader range of replacement tires to its dealers.





<continued>

Special Charge

   Prior to its acquisition by the Company, Standard recorded an accrual for employee separation and other exit costs relating to a plan for the reorganization and closing of manufacturing facilities in Europe. The Company has evaluated this plan and determined that an additional accrual of $5 million is required. The Company also estimates that additional future costs related to the closings totaling $10.1 million will be recorded as normal operating expenses as they are incurred. These additional charges consist primarily of employee relocation expenses, additional wages paid as a result of the closing process, and equipment start-up costs associated with the realignment of manufacturing operations among the Company's remaining facilities. The additional costs will be included in cost of products sold on the Consolidated Statements of Income.

Plastics Division - Strategic Options

   On February 8, 2000 the Company announced that it is exploring strategic options for its plastics division, which consists of the automotive exterior plastic trim and Holm Industries businesses, acquired in the Standard transaction. Cooper has retained the investment banking firm of W.Y. Campbell & Company, Detroit, Michigan to assist in assessing these units and developing options for further consideration.

   The automotive plastics business unit manufactures exterior trim products for automotive vehicle manufacturers. Holm manufactures seals and gaskets primarily for consumer appliance and construction applications. Holm also includes the OEM Miller business unit, which manufactures corrugated hose and tube products for consumer appliance and, to a lesser extent, automotive manufacturers. Sales of the plastics division were approximately $215 million in 1999. The Company's 1999 results include sales by the plastics division of approximately $35 million.

Business Segments

   The Company manages its business as two reportable segments - Tire and Automotive. They are managed separately because they offer different products requiring different marketing and distribution strategies. Additional information on the Company's operating segments, their products, and presence in particular geographic areas, appears in the Business Segments note to the Financial Statements on pages 47 through 49 and in Exhibit (13) of this Annual Report on Form 10-K. What follows is a detailed description of the business of each segment.

   Tire Operations

   The Tire segment consists of North American Operations, Cooper-Avon Tyres Limited ("Cooper-Avon"), which is based in the United Kingdom, and Oliver Rubber Company. The North American Operations and Cooper-Avon businesses produce automobile, truck and motorcycle tires and inner tubes, which are sold nationally and internationally in the replacement tire market to independent dealers, wholesale distributors and large retail chains, which resell them to the general public. The Company also receives commissions on sales of Pirelli tires to its independent dealers. Independent dealers and distributors accounted for approximately 72 percent of all replacement passenger tires sold in the United States in 1999. During 1998 and 1997, this share approximated
71.5 and 71 percent, respectively.

   The Oliver Rubber Company unit of the segment manufactures and markets precure and moldcure tread rubber, bonding gum, cement, repair materials and equipment for the tire retreading industry. Precure tread
<continued>
rubber differs from moldcure tread rubber in that it is shipped to retreaders fully cured and with a specially designed tread imprinted. The retreader bonds the precure tread to a tire casing using a combination of bonding material, heat and pressure to complete the retreading process. Moldcure tread rubber is applied by a retread dealer to the tire casing. A pressure mold is then used to cure the rubber and imprint the tread design. Oliver also custom mixes rubber compounds for selected customers throughout the United States.

   Oliver primarily serves the trucking industry in North America, through a licensed dealer network for precure retreading and through independent dealers who sell retreaded tires using the moldcure processes.

   The economic outlook for the businesses of the Tire segment is generally favorable. Current market data indicates moderately increasing demand for replacement tires and retread materials through 2000. Additional information on the Company's outlook for the industry appears in Exhibit (13) of the Annual Report on Form 10-K.

   The Tire segment operates in a highly competitive industry, which includes a number of competitors larger than the Company. The Company's sales of automobile and truck tires in 1999 represented approximately 16 percent of all domestic replacement tire sales. On the basis of North American tire manufacturing capacity, the Company believes it ranks fourth in size among sixteen generally recognized producers of new tires. According to a recognized trade source, the Company ranked eighth in worldwide tire sales based on 1998 estimated sales volumes. The tread rubber industry has more than ten suppliers, of which three are significant. Oliver's competitors include the retreading businesses of other major tire manufacturers. Management believes Oliver is currently one of the largest suppliers of moldcure and precure rubber in North America.

   Sales of the Company's tire products are affected by factors which include price, quality, availability, technology, warranty, credit terms and overall customer service. Competition in the retreading industry is based upon the price and quality of the products and services supplied. In addition to its sales in the United States, the Company, either through its domestic operations or through Cooper-Avon, which is based in Melksham, England, distributes tires to customers in Canada, the United Kingdom and countries in Latin America, Europe, Asia, Africa, the Middle East and Oceania.

   Both the replacement tire and retreading businesses of the segment have broad customer bases, but certain retail chains such as Sears Roebuck are especially important to the segment's replacement tire business. In 1997, 12.7 percent of sales were to Sears. That number was less than ten percent in 1998 and 1999. Overall, a balanced mix of proprietary brand and private brand customers helps to protect the Company's tire operations from the adverse effects that could result from the loss of a major customer.

   Automotive Operations

   The Automotive segment consists of the Global Sealing Division, the Noise, Vibration and Harshness (NVH) Control Systems Division, the Plastics Division, and as of January 2000, the Fluid Systems Division which includes the Company's automotive hose business, as well as the business of Siebe Automotive. The businesses of this segment supply rubber, plastics and other products to the automotive original equipment industry.



<continued>

   Rubber products supplied to the automotive manufacturing industry by the Global Sealing Division include flocked rubber and steel weatherstrip assemblies to seal vehicle windows; flocked rubber window channel assemblies and rubber window gaskets; and vehicle body and door dynamic sealing systems. These products form the sealing system of automotive vehicles, preventing water leakage and inhibiting wind noise from entering the vehicle. Attractiveness of design is an important feature of the sealing system. An increasing number of the Company's parts are sold to OEMs as complete sealing systems. This is a departure from former practices, in which more suppliers furnished individual parts, and not complete systems. Through the NVH Control Systems Division, the Company also supplies molded rubber engine mounts and body cushions, which comprise a vehicle's vibration control system. Products made by the Company's Fluid Handling Systems division include hose and hose assemblies, fluid handling automotive components, modules and subsystems.

   Products made by the Company's Plastics Division for the automotive industry include metallized, multicolored and embossed exterior and interior vinyl trim, painted vinyl trim and flocked vinyl and steel weatherstrip assemblies. The plastic exterior products serve as protective barriers preventing damage to the vehicle's sheet metal and can be an integral part of the vehicle's overall styling and appearance.

   The Plastics division of the Automotive segment also includes Holm Industries, Inc., which manufacturers a variety of custom-designed extruded plastic (primarily polyvinyl chloride (PVC) compounds) gaskets and seals sold as original equipment to manufacturers of residential and commercial refrigerators, dishwashers and air conditioners. These products are custom designed to enhance energy control and, in the case of dishwashers, to prevent water leakage. Holm also produces extruded plastic parts for the residential exterior door and window industries and, through its OEM/Miller division, corrugated tubing for the appliance and automotive industries.

   Except for Brazil, where continued high interest rates and a weak currency resulted in sluggish automobile sales in 1999, the economic climate in the various geographic areas in which the Automotive segment does business is generally favorable. North American light vehicle production increased by approximately 10 percent in 1999. European production also increased. The Company's sales of its automotive products are generally linked to light vehicle production, and are more specifically linked to sales of the particular vehicle models for which the Company provides content. Growth in customer demand for the Company's automotive products was excellent in 1999 and 1998 as new contracts continued to be won for new platforms and the Company's share of business increased on many of the top-selling vehicles in the U.S. market. The Company is an authorized supplier to virtually every automobile manufacturer in the world.

   Consolidation among automotive original equipment manufacturers (the "OEMs") continued in 1999 and further consolidation is likely for the years 2000 and beyond. This will create very large global customers which are likely to require their customers to supply them on a global basis. Management believes its acquisitions have given it the size and geographic breadth to meet those customer demands. This consolidation will, however, further increase the leverage of the automobile companies over their customers, which may mean that the downward price pressure on the Company's products which has been experienced in recent years will continue.

   Since most of the Company's automotive products are sold as original equipment, sales of such products are directly affected by the annual car production of OEMs. The Company does not have a backlog of orders at any point in time. Instead, original equipment sales are generally
<continued>
based upon purchase orders issued annually by automobile manufacturers for each part which the Company produces. The purchase orders are for all or a percentage of the customers' estimated requirements and are binding, subject to annual car production levels. As the year evolves, customers issue releases under those purchase orders, specifying quantities of the parts which the assembly plants require. The Company's sales and product development personnel work directly with the engineering and styling departments of the automotive OEMs in the engineering and development of its various products. The Company maintains sales offices in strategic locations to provide support and service to its customers. Additional information regarding the Company's outlook for the industry appears in Exhibit (13) of the Annual Report on Form 10-K.

   Each product line in the Automotive segment operates in a highly competitive environment. The product lines compete with numerous major competitors in North America, Europe and South America. There are at least three major competitors in each of the markets served by the Company. A number of smaller competitors also exist. Some of these competitors compete in only one product line or in one geographic region while others may compete in more than one product line or geographic region. The Company is a leading manufacturer of rubber window and door body sealing products, exterior plastic trim and vibration control components for the automotive original equipment industries, and believes it has strengthened itself in this regard with the acquisitions made in 1999. Maintaining a strong competitive position is critical at a time when the Company's automotive customers are reducing their supply bases to exclude suppliers who cannot meet their increasingly rigorous requirements.

  Although each automotive customer may emphasize a different component as its primary criteria, the automotive supply industry has historically competed in three areas in providing customer service: quality, cost and time. Time in this sense relates to on-time delivery, time to bring new products to market and manufacturing cycle time. The Company also believes engineering and design capabilities now play a greater role in the competitive process. Management believes the Company's commitment to continued investment in its engineering and design capability is crucial to achieving future business. Management also believes the ability to supply its customers globally is an increasingly important competitive criterion and that its acquisitions of Standard and Siebe have greatly enhanced its ability to meet its customers' global requirements.

   The Automotive segment is highly dependent on the success of its OEM customers, and on three in particular, Ford Motor Company, DaimlerChrysler AG and General Motors Corporation. The loss of one or more of these customers would have a material adverse effect on the financial results of the Company. As the industry continues to consolidate, the segment may become even more dependent on each of its customers. As the Company expands its global position, however, it spreads the risk over additional regions and the automobile manufacturers in those regions, such as Fiat in South America and Europe, and Renault in Europe. Through its joint venture with Nishikawa Rubber Company of Japan, the Company also has business with major Japanese automobile producers such as Nissan and Honda.

   Holm's products are sold primarily to appliance manufacturers and Tier I automotive suppliers, through either a direct sales force or sales agents. Management believes that Holm is the largest supplier of extruded plastic gaskets and seals to the North American refrigeration and freezer market.

   Additional information on the Company's marketing and distribution appears in Exhibit (13) of this Annual Report on Form 10-K.
<continued>

Raw Materials

   The primary raw materials used by the Company include synthetic and natural rubbers and rubber chemicals, polyester and nylon fabrics, steel tire cord, wire carriers and metals, carbon black and adhesives, which the Company acquires from multiple sources to provide greater assurance of continuing supplies for its manufacturing operations. Because of the similarity of raw materials used in the processes of both the Tire and Automotive segments, the Company's purchasing efforts for the two segments are substantially centralized, which has resulted in efficiencies and reduced administrative costs.

   The Company did not experience any significant raw material shortages in 1999, nor have any shortages been experienced in the opening months of 2000. The Company is, however, experiencing upward price pressure for raw materials derived from petroleum such as carbon black, synthetic rubber and processing oils. Transportation costs are also expected to increase in 2000. A continuation of high crude oil prices could negatively affect the margins of the Company's businesses if selling prices cannot be raised sufficiently to offset them.

   The Company has a purchasing office in Singapore to acquire natural rubber and various raw materials directly from producers in the Far East. This purchasing operation enables the Company to work directly with producers to improve the consistency of quality and to reduce the costs of materials, delivery and transactions. In addition, control over packaging methods enhances the Company's goal of using recyclable materials in the packaging of these raw materials.

   The Company's contractual relationships with its raw material suppliers are generally based on purchase order arrangements. Certain materials are purchased pursuant to supply contracts which incorporate normal purchase order terms and establish minimum purchase amounts.

   The Company has not experienced serious fuel shortages and none are foreseen in the near future.

Working Capital

   The Company maintains a strong working capital position. Inventories turn regularly and accounts receivable are well managed. The Company engages in a rigorous credit analysis of its independent tire dealers and monitors their financial positions. The Company does not generally experience difficulties in collecting its account receivables in the Automotive segment because most of its customers are large, well-capitalized automobile manufacturers. The Company expects adequate liquidity will be provided by cash flows from operations and its credit facilities, which will allow it to fund debt service obligations, capital expenditures, dividends on its common shares and working capital requirements.

Research, Development and Product Improvement

   The Company generally directs its research activities toward product development, improvements in quality, and operating efficiency. A significant portion of basic research for the rubber industry is performed by raw material suppliers. The Company participates in such research with its suppliers. The Automotive segment's engineering and marketing personnel work closely with their customers to assist in the design and development of products to meet their changing requirements. Product development and design are important to the success of the Automotive segment and are one way in which the Company believes it differentiates itself from its competitors. Additionally, the Company forms strategic alliances with research firms and high-tech manufacturers to collaborate on new product development.
<continued>

   The Company considers itself a leader in the application of computer technology to the development of new tire and automotive products. The use of computer-aided design and sophisticated modeling programs reduce the Company's product development costs and the time necessary to bring new products to market. The ability to offer complete component design services and full vehicle analysis to automotive customers increases the Company's value as a partner in product design and development.

   The Company recently signed a product and technology agreement with the MacNeal-Schwendler Corporation to create an advanced tire design and modeling system. The Company continues to actively develop new passenger and truck tires. The Company conducts extensive testing of current tire lines, as well as new concepts in tire design and construction. During 1999, approximately 27 million miles of tests were performed on indoor test wheels and in monitored road tests. Uniformity equipment is used to physically monitor radial passenger, light truck and medium truck tires for high standards of quality. The Company continues to design and develop specialized equipment to fit the precise needs of its manufacturing and quality control requirements.

   Construction of a new tire and vehicle test track in southern Texas was completed during 1999. Located on a 900-acre site near San Antonio, the Tire & Vehicle Test Center contains a one-mile road course, a two-mile ride evaluation course and a 14-acre vehicle dynamics area for wet testing. The new track provides additional flexibility and capability for the development of new products and enhance the company's speed-to-market.

Research and development expenditures amounted to approximately $21,700,000 in 1997, $29,200,000 in 1998, and $39,900,000 in 1999.
Additional information on the Company's research, development and product improvement programs appears in Exhibit (13) of this Annual Report on Form 10-K.

Patents, Intellectual Property and Trademarks

   The Company owns and/or has licenses to use patents and intellectual property covering various aspects in the design and manufacture of its products and in processes and equipment for the manufacture of its products. While the Company believes these assets as a group are of material importance, it does not consider any one asset or group of these assets to be of such importance that the loss or expiration thereof would materially affect its business considered as a whole or the business of either of its segments.

   The Company owns and uses trademarks worldwide. While the Company believes such trademarks as a group are of importance, the only trademarks the Company considers material to its business are those using the words "Cooper", "Cooper-Standard", "Mastercraft" and "Avon". The Company believes all of its significant trademarks are valid and will have unlimited duration as long as they are adequately protected and appropriately used.

   The Company has license and technology sharing agreements with Nishikawa Rubber Company for sales, marketing and engineering services on certain products sold by the Company. Under those agreements, the Company pays for services provided by Nishikawa and a royalty to Nishikawa on certain products for which Nishikawa provides design or development services.






<continued>

Seasonal Trends

   There is a year-round demand for passenger and truck replacement tires, but passenger replacement tire sales are generally strongest during the second and third quarters of the year. Winter tires are sold principally during the months of August through November. Sales to automotive customers are lowest during the months prior to model changeovers and during assembly plant shutdowns. These typically result in slower volume during July, August and December.

Environmental Matters

   The Company recognizes the importance of compliance in environmental matters and has an organizational structure to supervise environmental activities, planning and programs. The Company also participates in activities concerning general industry environmental matters.

   The Company's manufacturing facilities, in common with those of the industry generally, are subject to numerous laws and regulations designed to protect the environment. In general, the Company has not experienced difficulty in complying with these requirements and believes they have not had a material adverse effect on its financial condition or the results of its operations. The Company expects additional requirements with respect to environmental control facilities and waste disposal will be imposed in the future.

   The Company has been named in environmental matters asserting potential joint and several liability for past and future cleanup, state and Federal claims, site remediation, and attorney fees. The Company has determined it is unlikely it will have any material liability for these matters. The Company's 1999 expense and capital expenditures for environmental control at its facilities were not material, nor is it estimated expenditures in 2000 for such uses will be material.

Employee Relations

   As of December 31, 1999, the Company employed 21,586 persons worldwide of whom 8,354 were salaried employees. Approximately 43 percent of the Company's employees were represented by labor unions as of December 31, 1999. The Company considers its labor relations to be favorable.

Foreign Operations

   Prior to the acquisition of Standard and Siebe, the Company's foreign operations consisted of Cooper-Avon Tyres Limited, based in Melksham, England and a plant in Piedras Negras, Mexico. Cooper-Avon, which was acquired in 1997, manufactures and sells tires primarily for the replacement tire industry in the United Kingdom. A small percentage of its production is exported, primarily to Western Europe. The Company's plant in Piedras Negras was acquired in 1986 and manufactures NVH control systems and sealing components for automobile assembly plants throughout North America.

   The acquisitions of Standard and Siebe have added significant additional foreign operations to the Company. Standard produces vibration control components at a facility in Mitchell, Ontario, Canada, and has body sealing plants in Canada, Mexico, Brazil, the United Kingdom, France and Poland. Standard also has minority equity interests in and licensing arrangements with firms in Japan, Korea, India, Mexico and other countries throughout the world. Sales by Standard's foreign operations exceeded $400 million in 1999.



<continued>

   Siebe also has an extensive foreign presence. Three quarters of its sales come from operations outside the United States. Almost one third of those foreign sales are made from Mexico. The remainder derive primarily from operations in Germany, United Kingdom, Australia, Spain, the Czech Republic, Canada and Brazil.

   The experience of the Company has been that its foreign operations in Canada and Western Europe do not present materially different risks or problems from those encountered in its United States markets, although the cost and complexity of rationalizing Standard's operations in France is far greater than would be the case in the United States.

   The Company expects the risks of conducting business in the Brazilian, Mexican, Polish and Czech automotive original equipment markets will be greater than in the U.S., Canadian and Western European automotive markets. The Company must deal with several different issues, including but not limited to, more stringent governmental regulation, currency volatility, potential high interest and inflation rates, political instability and the general economic instability associated with emerging markets.

   Additional geographic financial information for the Company appears in the Business Segments note to the Financial Statements on pages 47 through 49 and in Exhibit (13) of this Annual Report on Form 10-K.

Item 2.  PROPERTIES

The Company owns its headquarters facility which is adjacent to its Findlay, Ohio tire manufacturing facility.

The Company operates the following properties for the Tire segment:

       Location                           Use                     Title
-----------------------      ------------------------------       -----
NORTH AMERICA
Albany, GA                   Manufacturing Facility &
                             Distribution Center                  Leased

Asheboro, NC                 Manufacturing Facility               Leased

Asheboro, NC                 Manufacturing Facility               Owned

Athens, GA                   Manufacturing Facility               Owned

Athens, GA                   Offices                              Leased

Buena Park, CA               Distribution Center                  Owned

Charlotte, NC                Distribution Center                  Leased

Clarksdale, MS               Manufacturing Facility               Owned

Dallas, TX                   Manufacturing Facility               Owned

Dayton, NJ                   Distribution Center                  Leased

Elk Grove Village, IL        Distribution Center                  Owned

Export, PA                   Manufacturing Facility               Leased

Fife, WA                     Distribution Center                  Leased

<continued>

Findlay, OH                  Manufacturing Facility &
                             Distribution Center                  Owned

Findlay, OH                  Metal Fabrication & Assembly
                             Plant                                Owned

Kansas City, MO              Distribution Center                  Leased

Moraine, OH                  Distribution Center                  Owned

Oakland, CA                  Manufacturing Facility               Owned

Paris, TX                    Manufacturing Facility               Leased

Paris, TX                    Manufacturing Facility               Owned

Salisbury, NC                Manufacturing Facility, Offices,
                             & Distribution Center                Owned

Salt Lake City, UT           Distribution Center                  Owned

San Antonio, TX              Test Track                           Owned

Texarkana, AR                Manufacturing Facility &
                             Distribution Center                  Owned

Tupelo, MS                   Manufacturing Facility &             Owned/
                             Distribution Center                  Leased

Wadsworth, OH                Manufacturing Facility               Owned

EUROPE

Compiegne, France            Distribution Center                  Leased

Dietikon, Switzerland        Distribution Center                  Owned/
                                                                  Leased

Melksham, England            Manufacturing Facility &
                             Distribution Center                  Owned

Wilnsdorf, Germany           Distribution Center                  Leased


The Company operates the following properties for the Automotive segment:

NORTH AMERICA

Aguascalientes, Mexico       Manufacturing Facility               Owned

Auburn Hills, MI             Offices                              Leased

Auburn, IN                   Manufacturing Facility               Owned

Aurora, OH                   Manufacturing Facility               Owned

Bowling Green, OH            Manufacturing Facility               Owned

Bowling Green, OH            Manufacturing Facility               Owned

Charlotte, NC                Distribution Center                  Leased

Cleveland, OH                Manufacturing Facility               Owned

<continued>

Dearborn, MI                 Offices                              Leased

Dearborn. MI                 Offices & Distribution Center        Owned
El Dorado, AR                Manufacturing Facility               Owned

Gaylord, MI                  Manufacturing Facility               Owned

Georgetown, Ontario,
Canada                       Manufacturing Facility               Owned

Goldsboro, NC                Manufacturing Facility               Owned

Goldsboro, NC                Distribution Center                  Owned

Griffin, GA                  Manufacturing Facility               Owned

Hartselle, AL                Manufacturing Facility               Leased

Kittanning, PA               Manufacturing Facility               Owned

Mitchell, Ontario,
Canada                       Manufacturing Facility               Owned

Mt. Sterling, KY             Manufacturing Facility               Owned

New Ulm, MN                  Manufacturing Facility               Leased

New Ulm, MN                  Manufacturing Facility               Owned

Piedras Negras, Mexico       Manufacturing Facility               Owned

Rocky Mount, NC              Manufacturing Facility               Owned

Scottsburg, IN               Manufacturing Facility               Leased

Scottsburg, IN               Manufacturing Facility               Owned

Spartanburg, SC              Manufacturing Facility               Owned

St. Charles, IL              Manufacturing Facility               Leased

Stratford, Ontario,
Canada                       Manufacturing Facility               Leased

Stratford, Ontario,
Canada                       Manufacturing Facility               Owned

Tijuana, Mexico              Manufacturing Facility               Leased

Winnsboro, SC                Manufacturing Facility               Owned

SOUTH AMERICA

Itaquaquccetuba, Brazil(1)   Manufacturing Facility               Owned

Varginha, Brazil             Manufacturing Facility               Owned

ASIA

Bombay, India                Manufacturing Facility               Leased

Ranjangaon, India            Manufacturing Facility               Owned



<continued>

EUROPE

Baclair, France              Manufacturing Facility               Leased

Bezons, France               Manufacturing Facility               Owned
Bielsko-Biala, Poland        Manufacturing Facility               Owned

Huntingdon, England(1)       Manufacturing Facility               Owned

Huntingdon, England          Offices and Mixing Facility          Owned

Lillebonne, France           Manufacturing Facility               Owned

Maesteg, Wales               Manufacturing Facility               Owned

Plymouth, England            Manufacturing Facility               Leased

Vitre, France                Manufacturing Facility               Leased

(1) Land and buildings held for sale.

   The Company believes its properties have been adequately maintained, generally are in good condition and are suitable and adequate for the business of the Company as presently conducted.

   The Company believes capacity is presently adequate to meet the demands of each segment's business.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1999.

Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

   Cooper Tire & Rubber Company common stock is traded on the New York Stock Exchange under the symbol CTB. Information concerning the Company's common stock and related security holder matters (including dividends) is presented on pages 14, 15, 30, 34, 35, 39 through 42 and 51 of this Annual Report on Form 10-K.

Item 6. SELECTED FINANCIAL DATA
(Dollar amounts in thousands except per-share amounts)

                                    Income
                                    Before                      Earnings
          Net     Gross  Operating  Income   Income   Net      Per Share
         Sales    Profit  Profit    Taxes    Taxes   Income  Basic  Diluted
       ---------  ------ ---------  -------  ------  ------  -----  -------
1994  $1,403,243 $277,265 $208,517 $208,119 $79,600 $128,519 $1.54   $1.53
1995   1,493,622  250,727  176,931  180,070  67,250  112,820  1.35    1.35
1996   1,619,345  252,796  172,922  172,092  64,208  107,884  1.30    1.30
1997   1,813,005  314,210  208,678  194,792  72,381  122,411  1.55    1.55
1998   1,876,125  330,365  209,535  198,217  71,250  126,967  1.64    1.64
1999   2,196,343  385,819  239,080  215,497  80,023  135,474  1.79    1.79

                                     Net
      Stock-                       Property,   Capital
      holders'  Total    Working   Plant &     Expend- Deprecia- Long-term
      Equity    Assets   Capital   Equipment   itures    tion       Debt
      ------    ------   -------   ---------   ------   -------  ---------
1994 $662,077 $1,039,731 $303,103 $  549,601  $ 78,449 $ 55,603 $   33,614
1995  748,799  1,143,701  272,216    678,876   194,894   63,313     28,574
1996  786,612  1,273,009  256,130    792,419   193,696   76,820     69,489
1997  833,575  1,495,956  354,281    860,448   107,523   94,464    205,525
1998  867,936  1,541,275  376,485    885,282   131,533  101,899    205,285
1999  975,634  2,757,645  549,563  1,227,069   149,817  120,977  1,046,463

     Return on
     Beginning   Return On  Return On
     Invested    Beginning  Beginning Current  Pretax  Effective  Return On
     Capital(a)   Equity     Assets    Ratio   Margin   Tax Rate    Sales
     ----------  ---------  --------- -------  ------  ---------  ---------
1994    35.5%      23.4%     14.4%     3.0     14.8%     38.2%      9.2%
1995    25.8       17.0      10.9      2.7     12.1      37.3       7.6
1996    22.2       14.4       9.4      2.4     10.6      37.3       6.7
1997    24.4       15.6       9.6      2.8     10.7      37.2       6.8
1998    20.5       15.2       8.5      3.0     10.6      35.9       6.8
1999    22.4       15.6       8.8      2.4      9.8      37.1       6.2
                                                Common      Common
        Long-term         Equity    Dividends   Shares      Shares
         Debt to           Per        Per       Average    Year End
      Capitalization      Share      Share       (000)      (000)
      --------------     -------   ---------   --------   ---------
1994       4.8%           $ 7.92     $.23        83,623      83,634
1995       3.7              8.95      .27        83,646      83,662
1996       8.1              9.67      .31        83,214      81,367
1997      19.8             10.58      .35        79,128      78,760
1998      19.1             11.45      .39        77,598      75,791
1999      51.8             12.87      .42        75,837      75,810







<continued>

        Number                                                   Price/
          of                                    Stock Price      Earnings
        Stock-     Number of    Research &     -------------     Average
        holders    Employees    Development     High     Low     Ratio
        -------    ---------    -----------     ----     ---     -------
1994     7,623      7,815        $14,700       $29.50  $21.63     16.6
1995     6,721      8,284         16,000        29.63   22.25     19.2
1996     5,991      8,932         19,700        27.25   18.00     17.4
1997     5,281     10,456         21,700        28.44   18.00     15.0
1998     4,809     10,766         29,200        26.25   15.44     12.7
1999     4,801     21,586         39,900        25.00   13.25     10.7

(a) Earnings before interest and income taxes divided by long-term debt plus stockholders' equity.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Consolidated net sales in 1999 reached a record-setting level of $2.2 billion, an increase of $320 million or 17.1 percent from 1998 levels. Included in 1999 results are two months of sales of The Standard Products Company ("Standard") which was acquired by the Company on October 27, 1999. The acquisition added $188 million to the Company's total sales for the year. The sales increase in 1999 followed a 3.5 percent increase in the Company's sales in 1998 from 1997.

   Net income was a record $135 million in 1999, 6.7 percent higher than the $127 million generated in 1998. Standard's operations and the impacts of additional interest and goodwill amortization related to the acquisition resulted in a reduction of net income in 1999 of $3.8 million, equivalent to five cents per share. Net income in 1998 increased by 3.7 percent over 1997's results. Basic and diluted earnings per share were $1.79 in 1999, $1.64 in 1998 and $1.55 in 1997.

   Selling, general and administrative expenses were 6.6 percent of net sales in 1999, compared to 6.4 percent in 1998 and 5.8 percent in 1997. Continued expenditures for advertising programs as well as higher general and administrative costs associated with Standard's operations contributed to the increases.

   The effects of inflation did not have a material effect on the results of operations of the Company in 1999, 1998 and 1997.

Business Segments

The Company has two reportable segments - Tire and Automotive. The Company's reportable segments are each managed separately because they offer different products requiring different marketing and distribution strategies.

   The Tire segment produces automobile, truck and motorcycle tires and inner tubes which are sold nationally and internationally in the replacement tire market to independent dealers, wholesale distributors and large retail chains, and supplies equipment and materials to the retreading industry. The Tire segment consists of North American Operations, Cooper-Avon Tyres Limited and Oliver Rubber Company.

   The Automotive segment produces sealing systems, hose and hose assemblies, active and passive vibration control systems, and exterior trim products primarily for the global automotive original equipment
<continued>
manufacturers. The automotive segment consists of the Global Sealing Division, the Noise, Vibration and Harshness (NVH) Control Systems Division, and the Plastics Division. The Fluid Systems Division was established in January 2000 with the acquisition of Siebe Automotive.

Tire Segment
Sales

Sales for the Tire segment, at $1.6 billion in 1999, increased $113 million or 7.8 percent from 1998. Included in these results are two months of the sales of Oliver Rubber Company, which was acquired as part of the Company's acquisition of Standard. Oliver Rubber's sales totaled
$27 million.   Increased sales to certain retailers and continued growth
in Cooper's proprietary brands contributed to the improvements each year, as did increasing demand for light truck tires. Growth in the Company's tire shipments continued to outpace the industry in 1999 but was limited by capacity constraints. The Company is investing in ncremental expansions at its tire facilities to increase capacity and anticipates the conversion of its Texarkana, Arkansas tire plant's continuous operations will be completed during the second quarter.

   Sales in 1998 at $1.4 billion were up slightly from 1997. Shipments were strong in 1998, but a significant overall improvement in sales was adversely impacted by a loss of units due to the sale of a large retail customer in late 1997 and the restructuring of a mass merchandiser customer's business.

Operating Profit

Operating profit increased 13.6 percent from $155 million in 1998 to $176 million in 1999. Operating margins were 11.3 percent in 1999, an improvement from 10.7 percent in 1998. Increased volume, favorable raw material costs and cost savings measures were the reasons for these improvements. Transition costs associated with the conversion of the Texarkana plant to continuous operations, increases in selling, general and administrative expenses and the lower margins of the Oliver Rubber business partially offset their impact.

   Operating profit in 1998 was down 4.8 percent from 1997. Operating margins decreased from 11.3 percent in 1997 to 10.7 percent in 1998. During 1998, continued price discounting and higher advertising costs exceeded the favorable impacts of lower raw material costs and product mix.

Automotive Segment
Sales

Automotive sales increased 49 percent from $432 million in 1998 to $644 million in 1999. Two months of sales from Standard's automotive businesses, totaling $165 million, were included in 1999's sales. Other growth resulted from new contracts for NVH control systems on the very successful GM Silverado/Sierra pickup and sport utility vehicle, the new Saturn LS sedan and the Ford Focus.

   Sales in 1998 were up 16.8 percent over 1997 levels due in large part to sales increases of the vehicles on which the Company provides products.

Operating Profit

Operating profit in 1999 was $63 million, an increase of 15.5 percent over 1998. Operating margins, however, declined from 12.6 percent in 1998 to 9.7 percent in 1999. This decline reflects the acquisition of Standard, price reductions demanded by customers, product mix and the

<continued>
favorable impact in 1998 of a $1.9 million recovery of previously expensed costs related to a dispute with a former owner of a plant site. Manufacturing efficiencies offset some of the adverse impact of price reductions.

   Margins in Standard's operations were adversely affected by production difficulties experienced at one of Standard's automotive plastic trim facilities. The Company is working to address these difficulties which resulted from the launch of certain new platforms. Operating losses at this facility are expected to continue at least through the second quarter of 2000. On February 8, 2000 the Company announced that it is exploring strategic options for its Plastics Division, which includes the affected facility.

   Margins were also adversely affected by ongoing costs associated with the Company's efforts to close one of its manufacturing facilities in France, and by continued low volume in Brazil where economic difficulties have depressed the level of automotive production.

   Operating profit in 1998 was $54 million, 19.0 percent higher than in 1997. The operating margin of 12.6 percent in 1998 improved from 12.3 percent in 1997. These improvements are primarily due to the receipt of the $1.9 million settlement and the effect of a favorable product mix.

Other

Interest expense was $24 million in 1999 compared to $15 million in 1998, reflecting the higher debt levels incurred with the acquisition of Standard. Interest expense in 1998 was comparable to 1997.

   Other income decreased from $4 million in 1998 to less than $1 million in 1999. A gain resulting from the sale of a warehouse in 1998 is primarily responsible for the change. Other differences result from fluctuations in foreign currency gains and losses.

   The effective income tax rate of 37.1 percent in 1999 is higher than the 35.9 percent in 1998 and is comparable to 37.2 percent in 1997. The lower 1998 rate resulted from foreign tax benefits.

   The Company has recorded a valuation allowance to reflect the estimated potential tax benefits which may not be realized principally due to the inability of certain of its foreign subsidiaries to utilize available net operating loss carryforwards of approximately $28 million. Net operating loss carryforwards expire in years 2000 through 2014.

Liquidity and Capital Resources

Net cash provided by operating activities, at $211 million in 1999, is $6 million higher than in 1998. Net income, adjusted for non-cash charges, increased $27 million. Related cash generated was, however, offset by the payment of certain accruals related to the acquisition.

   Net cash used in investing activities during 1999 reflects the acquisition of Standard for $594 million. Capital expenditures in 1999 were $150 million, an increase of $18 million over the prior year. The Company continues to invest in new technology and strategic growth initiatives and anticipates capital expenditures in 2000 to approximate $220 million. The increased spending level reflects the Company's acquisitions of Standard and Siebe Automotive ("Siebe"), the automotive fluid handling division of Invensys plc, as well as continued investments in technology, incremental production capacity increases, and cost reduction efforts. The Company's capital expenditure commitments at December 31, 1999 approximated $20 million.


<continued>

   Financing activities in 1999 provided cash of $560 million. Long-term debt reached $1 billion at December 31, 1999, reflecting the issuance of $800 million of notes in a public debt offering in December to refinance the commercial paper issued in connection with the acquisition of Standard. Additionally, the Company retired $195 million of Standard's debt on the acquisition date. During 1998 and 1997, the Company purchased $55 million and $54 million, respectively, of its common shares. Dividends paid on the Company's common shares were $32 million, $30 million and $28 million in 1999, 1998 and 1997, respectively.

   The Company established a $1.2 billion universal shelf registration in November 1999, of which $400 million remains available at December 31, 1999. Securities that may be issued under this shelf registration statement include debt securities, preferred stock, fractional interests in preferred stock represented by depositary shares, common stock, and warrants to purchase debt securities, common stock or preferred stock.

   On September 1, 1999, the Company entered into a $350 million credit agreement with a group of six banks. The agreement provides up to $150 million in credit facilities until August 31, 2004 and $200 million in credit facilities until August 31, 2000, with provisions for extending the agreements beyond these dates upon approval of the bank group. The credit facility supports issuance of commercial paper. On October 15, 1999 the Company entered into a second $350 million credit agreement with a group of five banks with a maturity of July 10, 2000. The loans bear interest at euro interest rates or the agent bank's base rate. At December 31, 1999 there were no borrowings under these arrangements. The Company issued commercial paper of $244.5 million for the acquisition of Siebe in 2000.

   The Company expects adequate liquidity will be provided by cash flows from operations and its credit facilities to fund debt service obligations, capital expenditures, dividends on its common shares and working capital requirements.

   The Company has been named in environmental matters asserting potential joint and several liability for past and future cleanup, state and Federal claims, site remediation, and attorney fees. The Company does not believe any liability it may have for these matters will be material. In addition, the Company is a defendant in unrelated product liability actions in Federal and state courts throughout the United States in which plaintiffs assert monetary damages. While the outcome of litigation cannot be predicted with certainty, the Company believes the pending claims and lawsuits against it should not have a material adverse effect on its financial condition, results of operations, or cash flows.

New Accounting Standards

In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The FASB has since issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This pronouncement amended SFAS No. 133 to defer its effective date to years beginning after June 15, 2000. The Company is currently evaluating the effect of the provisions of this Statement on its accounting and reporting policies, but does not anticipate adoption of this Statement will have a material effect on the Company's consolidated financial position or results of operations.

   In September 1999, the Emerging Issues Task Force reached a consensus on Issue 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements." This issue addresses the accounting treatment for

<continued>
pre-production costs incurred by original equipment manufacturers (OEM) suppliers to perform certain services related to the design and development of the parts they will supply the OEM as well as the design and development costs to build molds, dies and other tools that will be used in producing the parts. The Company does not anticipate adoption of this consensus will have a material effect on its consolidated financial position or results of operations.

Year 2000

In past years, the Company has discussed its concerns regarding the Year 2000 computer systems issue. In July 1999 the Company completed its remediation efforts and testing of systems. As a result of its planning and preparedness initiatives, the Company experienced no significant disruptions in its critical information technology systems or its infrastructure and believes those systems successfully responded to the Year 2000 date change. The financial impact of making the required changes was comprised primarily of internal costs invested since 1995 and is estimated to have been less than $3 million.

   The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services supplied to it by third parties. The Company will continue to monitor its critical computer applications and those of its significant suppliers and customers throughout the year 2000 to ensure any latent Year 2000 matters that may arise, and which could adversely affect the Company's operations, are addressed promptly.

Euro

Certain member states of the European Union adopted a common currency on January 1, 1999 known as the euro. The many requirements for adoption of the new currency include the single-document invoicing of customers in both the euro and their domestic currency during a three-year transition period. After 2001 businesses must conduct all transactions in the euro and convert their financial records and reports to be euro-based. Certain of the Company's information systems have been converted for compliance with the requirements of this new currency at minimal cost. The Company does not anticipate that adoption of the euro will have a material impact on the results of its operations, financial position or liquidity.

Additional Information

The Company's challenge for the upcoming year is to continue growth in its sales and earnings, while successfully integrating the operations of Standard and Siebe. At the time of the acquisition of Standard, the Company identified $24 million in synergies it expected to realize. The majority of those were anticipated to be realized by the end of 2002. Through the integration efforts completed thus far, the Company has obtained synergies at a faster rate than expectations set at the time of the acquisition. The Company's level of profitability for the year depends in part on its ability to meet its synergy target.

   While the Company has set financial objectives for the year 2000, certain factors including the following could impact the ability to achieve them. Production difficulties associated with the launch of certain new business in the Company's Plastics Division have caused operating losses at the affected facility and are expected to continue at least through the second quarter of 2000. Failure to rectify those problems in the time frame anticipated by the Company would result in additional charges. Similarly, the Company has announced plans to close certain of its manufacturing facilities in Europe. Complication or delays in doing so, whether resulting from difficulties in obtaining

<continued>
necessary employee or governmental approvals, or otherwise, could also affect the Company's operating results.

   Raw material costs are anticipated to increase during 2000, particularly in materials derived from petroleum such as carbon black, synthetic rubber and processing oils. Further, transportation costs are expected to increase in 2000. These increases could negatively affect the margins of the Company's businesses if prices cannot be raised sufficiently to offset them.

Forward-Looking Statements

This report contains "forward-looking statements," as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding expectations for future financial performance, which involve uncertainty and risk. It is possible that the Company's future financial performance may differ from expectations due to a variety of factors including, but not limited to: changes in economic and business conditions in the world, increased competitive activity, achieving sales levels to fulfill revenue expectations, consolidation among the Company's competitors and customers, technology advancements, unexpected costs and charges, fluctuations in raw material and energy prices, changes in interest and foreign exchange rates, regulatory and other approvals, the cyclical nature of the automotive industry, loss of a major customer, risks associated with integrating the operations of The Standard Products Company and Siebe Automotive, and the failure to achieve synergies or savings anticipated in both acquisitions, and other unanticipated events and conditions.

   It is not possible to foresee or identify all such factors. Any forward-looking statements in this report are based on certain assumptions and analyses made by the company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Prospective investors are cautioned that any such statements are not a guarantee of future performance and actual results or developments may differ materially from those projected. The company makes no commitment to update any forward-looking statement included herein, or to disclose any facts, events or circumstances that may affect the accuracy of any forward-looking statement.

   Further information covering issues that could materially affect financial performance is contained in the Company's periodic filings with the U. S. Securities and Exchange Commission.

Item 7a.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to fluctuations in interest rates and currency exchange rates from its financial instruments. The Company actively monitors its exposure to risk from changes in foreign currency exchange rates and interest rates. Derivative financial instruments are used to reduce the impact of these risks. See the Significant Accounting Policies - Derivative Financial Instruments and Financial Instruments notes to the financial statements for additional information.

   The Company has estimated its market risk exposures using sensitivity analyses. These analyses measure the potential loss in future earnings, cash flows or fair values of market risk sensitive instruments resulting from a hypothetical ten percent change in interest rates or foreign currency exchange rates.





<continued>

   A ten percent decrease in interest rates would adversely affect the fair value of the Company's fixed-rate long-term debt by approximately $60 million at December 31, 1999 and approximately $20 million at December 31, 1998. A ten percent increase in the interest rates for the Company's floating rate long-term debt obligation would not be material to the Company's results of operations and cash flows.

   The Company's exposure to changes in interest rates from its short-term notes payable issuances is not significant as such notes, which are not material to its financial position at December 31, 1999 and 1998, are issued at current market rates.

   At December 31, 1999 the Company has derivative financial instruments that hedge foreign currency denominated intercompany loans. The Company had no derivative financial instruments at December 31, 1998. Gains or losses on the derivative financial instruments are offset by changes in the values of the foreign currency denominated loans. The Company's unprotected exposures to earnings and cash flow fluctuations due to changes in foreign currency exchange rates are not significant at December 31, 1999 and 1998.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated statements of financial position at December 31, 1998 and 1999 and consolidated statements of income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 1999, the independent auditor's report thereon, and the Company's unaudited quarterly financial data for the two-year period ended December 31, 1999 are presented on pages 28 through 52 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information concerning the Company's directors appears on pages 2 through 6, 22 and 23 of the Company's Proxy Statement dated March 21, 2000 and is incorporated herein by reference. The names, ages, and all positions and offices held by all executive officers of the Company, as of the same date, are as follows:

Name                  Age  Executive Office Held    Business Experience
--------------------- ---  ---------------------   ---------------------
Patrick W. Rooney      64  Chairman of the Board,  Principal Executive
                           Chief Executive         Officer and Chairman
                           Officer and Director    of the Board since
                                                   1994.  President
                                                   from 1991 to 1998.
                                                   Principal Operating
                                                   Officer from 1991 to
                                                   1994.  Director since
                                                   1990.  Vice President
                                                   from 1987 to 1991.
                                                   President of Tire
                                                   Operations from 1990
                                                   to 1994; previously
                                                   Vice President-Tire

<continued>

                                                   Sales from 1984 to
                                                   1987.  Vice President
                                                   of Cooper Brand
                                                   Sales, Tire
                                                   Operations from 1969
                                                   to 1984.

Thomas A. Dattilo      48  President and           President and Chief
                           Chief Operating         Operating Officer
                           Officer and             since January 1999.
                           Director                Director since
                                                   February 1999.
                                                   Formerly with Dana
                                                   Corporation since
                                                   1977, having served
                                                   as President, Sealing
                                                   Products since 1998
                                                   and in senior
                                                   management positions
                                                   at Dana Corporation
                                                   subsidiaries since
                                                   1985.

John Fahl              63  Vice President and      Vice President since
                           Director                1978.  President of
                                                   Tire Operations since
                                                   1994.  Director since
                                                   1992.  Corporate
                                                   Director of Purchasing
                                                   from 1966 to 1978.

Philip G. Weaver       47  Vice President and      Vice President and
                           Chief Financial         Chief Financial
                           Officer                 Officer since January
                                                   1999.  Tire
                                                   Operations Vice
                                                   President since 1994
                                                   and Tire Operations
                                                   Controller since
                                                   1990.

William S. Klein       62  Vice President          Vice President since
                                                   1984.  Senior Vice
                                                   President Global
                                                   Manufacturing and
                                                   Technology Development
                                                   since 1999.  Vice
                                                   President-Tire
                                                   Operations from 1975
                                                   to 1999.

Roderick F. Millhof    60  Vice President          Vice President since
                                                   1998.  President of
                                                   the Global Sealing
                                                   Division since 1999.
                                                   President of
                                                   Engineered Products
                                                   Operations from 1998
                                                   to 1999; formerly
                                                   Vice President
                                                   Sales/Marketing of
                                                   Engineered Products
                                                   Operations since
                                                   1988.

<continued>

Richard D. Teeple      57  Vice President and      Vice President since
                           General Counsel         1990.  General Counsel
                                                   since 1983.  Assistant
                                                   General Counsel from
                                                   1979 to 1983.  Associate
                                                   Counsel from 1977 to 1979.

Eileen B. White        49  Corporate Controller    Principal Accounting
                                                   Officer and Corporate
                                                   Controller since 1997.
                                                   Previously Assistant
                                                   Corporate Controller
                                                   from 1994 to 1997.
                                                   Manager of Financial
                                                   Research and Compliance
                                                   from 1986 to 1994.

Paul C. Gilbert        41  Vice President          Vice President since
                                                   February 2000.
                                                   President NVH Control
                                                   Systems Division
                                                   since 1999.  Vice
                                                   President of
                                                   Operations of
                                                   Engineered Products
                                                   from 1998 to 1999.
                                                   Engineered Products
                                                   Vice President from
                                                   1996 to 1999 and
                                                   Division Controller
                                                   from 1993 to 1996.

James S. McElya        52  Vice President          Vice President since
                                                   February 2000.
                                                   President of Global
                                                   Fluid Systems
                                                   Division since
                                                   January 2000.
                                                   Previously, President
                                                   of Siebe Automotive
                                                   Worldwide since 1996.
                                                   Formerly with Handy
                                                   and Harman, where he
                                                   served as President
                                                   of Handy and Harman
                                                   Automotive, Corporate
                                                   Vice President and
                                                   Officer of Handy and
                                                   Harman, and in other
                                                   Senior management
                                                   positions since 1974.

Ted M. McQuade         45  Vice President          Vice President since
                                                   February 2000.
                                                   President of the
                                                   Plastics Division
                                                   since October 1999.
                                                   Previously with The
                                                   Standard Products
                                                   Company, where he
                                                   held the positions of
                                                   Executive Vice
                                                   President, Program
                                                   Management since
                                                   1998, and Executive
<continued>

                                                   Vice President-North
                                                   American Automotive
                                                   Operations from 1995
                                                   to 1998.  Previously
                                                   with General Electric
                                                   from 1980 to 1995.

   Each such officer shall hold such office until a successor is selected and qualified.

Item 11. EXECUTIVE COMPENSATION

   Information regarding executive compensation appears on pages 6 through 11 and 13 through 18 of the Company's Proxy Statement dated March 21, 2000 and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information concerning the security ownership of certain beneficial owners and management of the Company's voting securities and equity securities appears on pages 21 through 23 of the Company's Proxy
Statement dated March 21, 2000 and is incorporated herein by reference.

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

(b) Reports on Form 8-K

      A Form 8-K was filed November 5, 1999 related to the Company's completion of the acquisition of The Standard Products Company on October 27, 1999.
      A Form 8-K was filed November 23, 1999 related to the agreement to acquire the automotive fluid handling division of Invensys plc.


          INDEX TO FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS
                                                                   Page(s)
FINANCIAL STATEMENTS:                                             Reference
                                                                  ---------
   Consolidated Statements of Income for the years
    ended December 31, 1997, 1998 and 1999                           28
   Consolidated Balance Sheets at December 31, 1998 and 1999        29-30

<continued>

   Consolidated Statements of Stockholders' Equity for the
    years ended December 31, 1997, 1998 and 1999                    31-32
   Consolidated Statements of Cash Flows for the years
    ended December 31, 1997, 1998 and 1999                           33
   Notes to Financial Statements                                    34-49
   Report of Independent Auditors                                    50

SUPPLEMENTARY INFORMATION:

   Quarterly Financial Data (Unaudited)                             51-52

FINANCIAL STATEMENT SCHEDULE:

   II.  Valuation and qualifying accounts                            53

EXHIBITS:

(3)  Certificate of Incorporation and Bylaws
    (i) Certificate of Incorporation, as restated and filed with the Secretary of State of Delaware on May 17, 1993, is incorporated herein by reference from Exhibit 3(i) of the Company's Form 10-Q for the quarter ended June 30, 1993

          Certificate of Correction of Restated Certificate of
          Incorporation as filed with the Secretary of State of Delaware on November 24, 1998 is incorporated by reference from Exhibit 3(i) of the Company's Form 10-K for the year ended December 31, 1998

    (ii) Bylaws, as amended May 5, 1987, are incorporated herein by reference from Exhibit 19 of the Company's Form 10-Q for the quarter ended June 30, 1987

(4) (i) Prospectus Supplement dated March 20, 1997 for the issuance of $200,000,000 notes is incorporated herein by reference from Form S-3 - Registration Statement No. 33-44159

    (ii) Amended and Restated Rights Agreement, dated May 11, 1998, between the Company and The Fifth Third Bank as Rights Agent is incorporated herein by reference from Exhibit 4 to the Company's Form 8-K dated May 15, 1998

    (iii) Prospectus Supplement dated December 8, 1999 for the issuance of an aggregate $800,000,000 notes is incorporated herein by reference from Form S-3 - Registration Statement No. 333-89149

(10)(i) Description of management contracts, compensatory plans, contracts, or arrangements is incorporated herein by reference from pages 6 through 11 and 18 of the Company's Proxy Statement dated March 21, 2000

    (ii) Employment Agreement dated as of January 1, 1999 between Cooper Tire & Rubber Company and Thomas A. Dattilo is incorporated herein by reference from Exhibit (10) of the Company's Form 10-Q for the quarter ended March 31, 1999

    (iii) First Amended and Restated Employment Agreement dated as of January 1, 1999 between Cooper Tire & Rubber Company and Patrick
          W. Rooney is incorporated herein by reference from Exhibit
          (10)(i) of the Company's Form 10-Q for the quarter ended June 30,
          1999

    (iv) First Amended and Restated Employment Agreement dated as of January 1, 1999 between Cooper Tire & Rubber Company and John Fahl is incorporated herein by reference from Exhibit (10)(ii) of the Company's Form 10-Q for the quarter ended June 30, 1999
<continued>

    (v)   Employment Agreement dated as of February 8, 2000         54-63
          between Cooper Tire & Rubber Company and
          Roderick F. Millhof

      The following related documents are incorporated by reference:
       a)  1981 Incentive Stock Option Plan - Form S-8
           Registration Statement No. 2-77400, Exhibit 15(a)
       b)  1986 Incentive Stock Option Plan - Form S-8
           Registration Statement No. 33-5483, Exhibit 4(a)
       c)  Thrift and Profit Sharing Plan - Form S-8
           Registration Statement No. 2-58577, Post-Effective
           Amendment No. 6, Exhibit 4
       d)  1991 Stock Option Plan for Non-Employee Directors -
           Form S-8 Registration Statement No. 33-47980 and
           Appendix to the Company's Proxy Statement dated
           March 26, 1991
       e)  1996 Stock Option Plan - Form S-8 Registration Statement
           No. 333-09619 and Appendix to the Company's Proxy
           Statement dated March 26, 1996
       f) 1998 Employee Stock Option Plan and 1998 Incentive Compensation Plan - Form S-8 Registration Statement No. 333-83309 and Appendix to the Company's Proxy Statement dated March 24, 1998
       g) 1998 Non-Employee Directors Compensation Deferral Plan - Form S-8 Registration Statement No. 333-83589 and Appendix to the Company's Proxy Statement dated March 24, 1998

(12)  Computation of Ratio of Earnings to Fixed Charges              64

(13)  Annual report to security holders, Form 10-Q or quarterly
      report to security holders                                    65-71

(21)  Subsidiaries of the Registrant                                 72

(23)  Consent of Independent Auditors                               73-74

(24)  Powers of Attorney                                            75-77

(27)  Financial Data Schedule



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


Date:  March 17, 2000
       --------------

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                       Title                    Date
      ---------                       -----                    ----

PATRICK W. ROONEY*       Chairman of the Board,          March 17, 2000
                         Chief Executive Officer
                         and Director
                         (Principal Executive Officer)

THOMAS A. DATTILO*       President, Chief Operating      March 17, 2000
                         Officer and Director

JOHN FAHL*               Vice President and Director     March 17, 2000

PHILIP G. WEAVER*        Vice President and Chief        March 17, 2000
                         Financial Officer
                         (Principal Financial Officer)

EILEEN B. WHITE*         Corporate Controller            March 17, 2000
                         (Principal Accounting Officer)

ARTHUR H. ARONSON*       Director                        March 17, 2000

EDSEL D. DUNFORD*        Director                        March 17, 2000

DEBORAH M. FRETZ*        Director                        March 17, 2000

DENNIS J. GORMLEY*       Director                        March 17, 2000

JOHN F. MEIER*           Director                        March 17, 2000

BYRON O. POND*           Director                        March 17, 2000

RONALD L. ROUDEBUSH*     Director                        March 17, 2000

JOHN H. SHUEY*           Director                        March 17, 2000



*By/s/ Stan C. Kaiman
   --------------------------------
   STAN C. KAIMAN, Attorney-in-fact

                       CONSOLIDATED STATEMENTS OF INCOME
                           Years ended December 31
           (Dollar amounts in thousands except per-share amounts)
                                      1997         1998         1999
                                   ----------   ----------   ----------
Net sales                          $1,813,005   $1,876,125   $2,196,343
Cost of products sold               1,498,795    1,545,760    1,810,524
                                    ---------    ---------    ---------
Gross profit                          314,210      330,365      385,819

Amortization of goodwill                    -            -        2,550
Selling, general and administrative   105,532      120,830      144,189
                                    ---------    ---------    ---------
Operating profit                      208,678      209,535      239,080

Interest expense                       15,655       15,224       24,445
Other - net                            (1,769)      (3,906)        (862)
                                    ---------    ---------    ---------

Income before income taxes            194,792      198,217      215,497

Provision for income taxes             72,381       71,250       80,023
                                    ---------    ---------    ---------

Net income                         $  122,411   $  126,967   $  135,474
                                    =========    =========    =========

Basic and diluted earnings
  per share                             $1.55        $1.64        $1.79
                                         ====         ====         ====





See Notes to Financial Statements, pages 34 to 49.

                     CONSOLIDATED BALANCE SHEETS
            (Dollar amounts in thousands except per-share amounts)
                                                     December 31
                                            ----------------------------
ASSETS                                         1998              1999
                                            ----------        ----------
Current assets:
   Cash and cash equivalents                $   41,966        $   71,127

   Accounts receivable, less
     allowances of $4,806 in
     1998 and $9,319 in 1999                   319,685           545,155

   Inventories:
     Finished goods                            132,696           168,290
     Work in process                            20,368            25,185
     Raw materials and supplies                 33,322            80,488
                                             ---------         ---------
                                               186,386           273,963

   Prepaid expenses and
    deferred income taxes                       21,436            55,183
                                             ---------         ---------
         Total current assets                  569,473           945,428

Property, plant and equipment:
   Land and land improvements                   28,338            46,492
   Buildings                                   297,449           378,327
   Machinery and equipment                   1,080,951         1,414,654
   Molds, cores and rings                      102,247           122,270
                                             ---------         ---------
                                             1,508,985         1,961,743

   Less accumulated depreciation
    and amortization                           623,703           734,674
                                             ---------         ---------
         Net property, plant
           and equipment                       885,282         1,227,069


Goodwill, net of accumulated
 amortization of $2,550                              -           433,312

Intangibles and other assets                    86,520           151,836
                                             ---------         ---------
                                            $1,541,275        $2,757,645
                                             =========         =========

                                                    December 31
                                            ----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY           1998             1999
                                            ----------       ----------
Current liabilities:
   Notes payable                            $    8,129       $   13,148
   Accounts payable                             94,502          175,686
   Accrued liabilities                          87,274          188,038
   Income taxes                                  2,834            5,100
   Current portion of long-term debt               249           13,893
                                             ---------        ---------
           Total current liabilities           192,988          395,865

Long-term debt                                 205,285        1,046,463

Postretirement benefits other
  than pensions                                151,520          181,267

Other long-term liabilities                     48,741           61,409

Deferred income taxes                           74,805           97,007

Stockholders' equity:
   Preferred stock, $1 per share par value;
    5,000,000 shares authorized;
    none issued                                     -                 -
   Common stock, $1 per share par value;
    300,000,000 shares authorized; (83,781,058
    in 1998) 83,799,352 shares issued           83,781           83,799
   Capital in excess of par value                3,296            3,538
   Retained earnings                           945,975        1,049,599
   Cumulative other comprehensive income        (9,867)          (6,053)
                                             ---------        ---------
                                             1,023,185        1,130,883
Less:  7,989,600 common shares
           in treasury at cost                (155,249)        (155,249)
                                             ---------        ---------)
            Total stockholders' equity         867,936          975,634
                                             ---------        ---------
                                            $1,541,275       $2,757,645
                                             =========        =========



See Notes to Financial Statements, pages 34 to 49.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            (Dollar amounts in thousands except per-share amounts)
                  Common   Capital             Cumulative      Common
                  Stock   In Excess               Other        Shares
                  $1 Par   of Par   Retained  Comprehensive     in
                   Value   Value    Earnings  Income (Loss)   Treasury  Total
                   ------  ------   --------  -------------   --------   -----
Balance at
 January 1, 1997  $83,672  $2,027 $  754,481    $(7,434)     $(46,134) $786,612

  Net income                         122,411                            122,411
  Other
   comprehensive
   income:
    Minimum pension
     liability
     adjustment,net
     of $1,717 tax
     effect                                       2,681                   2,681
   Cumulative
    currency
    translation
    adjustment                                    2,448                   2,448
  Comprehensive                                                         -------
   income                                                               127,540

  Purchase of
   treasury shares                                            (54,117)  (54,117)
  Stock
   compensation plans  88   1,074                                         1,162
  Cash dividends -
   $.35 per share                    (27,622)                           (27,622)

                   ------   -----  ---------     ------       -------   -------
Balance at
 December 31,
 1997              83,760   3,101    849,270     (2,305)     (100,251)  833,575

  Net income                         126,967                            126,967
  Other
   comprehensive
   income:
    Minimum pension
     liability
     adjustment,net
     of $4,729 tax
     effect                                      (7,595)                 (7,595)
   Cumulative
    currency
    translation
    adjustment                                       33                      33
  Comprehensive                                                         -------
   income                                                               119,405

  Purchase of
   treasury shares                                            (54,998)  (54,998)
  Stock
   compensation plans  21     195                                           216
  Cash dividends -
   $.39 per share                    (30,262)                           (30,262)

                   ------   -----  ---------     ------       -------   -------
<continued>

Balance at
 December 31,
 1998             $83,781  $3,296 $  945,975    $(9,867)    $(155,249) $867,936

  Net income                         135,474                            135,474
  Other
   comprehensive
   income:
    Minimum pension
     liability
     adjustment,net
     of $3,494 tax
     effect                                       5,502                   5,502
   Cumulative
    currency
    translation
    adjustment                                   (1,688)                 (1,688)
  Comprehensive                                                         -------
   income                                                               139,288

  Stock
   compensation plans  18     242                                           260
  Cash dividends -
   $.42 per share                    (31,850)                           (31,850)
                   ------   -----  ---------     ------       -------   -------
Balance at
 December 31,
 1999             $83,799  $3,538 $1,049,599    $(6,053)    $(155,249) $975,634
                   ======   =====  =========     ======      ========   =======


See Notes to Financial Statements, pages 34 to 49.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Years ended December 31
                         (Dollar amounts in thousands)
                                            1997         1998         1999
                                         ----------   ----------   ----------
Operating activities:
   Net income                             $122,411     $126,967     $135,474
   Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Depreciation                          94,464      101,899      120,977
      Amortization of goodwill and
       intangibles                           1,031        1,298        4,600
      Deferred income taxes                 13,501        5,202        1,095

   Changes in operating assets
    and liabilities:
      Accounts receivable                   16,783      (27,379)       6,526
      Inventories and
       prepaid expenses                    (21,796)       1,544      (15,920)
      Accounts payable and
       accrued liabilities                  (3,973)        (744)     (36,842)
      Other liabilities                    (12,004)      (3,675)      (4,835)
                                           -------      -------      -------
   Net cash provided by
    operating activities                   210,417      205,112      211,075

Investing activities:
   Property, plant and equipment          (107,523)    (131,533)    (149,817)
   Acquisition of business,
    net of cash acquired                   (96,531)          -      (594,139)
   Other                                       711        3,569          187
                                           -------      -------      -------
   Net cash used in
    investing activities                  (203,343)    (127,964)    (743,769)

Financing activities:
   Issuance of debt                        386,000       27,836      832,846
   Payment on debt                        (280,292)     (30,604)    (241,336)
   Purchase of treasury shares             (54,117)     (54,998)          -
   Payment of dividends                    (27,622)     (30,262)     (31,850)
   Issuance of common shares                 1,162          216          260
                                           -------      -------      -------
   Net cash provided by (used in)
    financing activities                    25,131      (87,812)     559,920

Effects of exchange
 rate changes on cash                        1,246         (280)       1,935
                                          --------     --------     --------
Changes in cash and
 cash equivalents                           33,451      (10,944)      29,161

Cash and cash equivalents
 at beginning of year                       19,459       52,910       41,966
                                          --------     --------     --------
Cash and cash equivalents
 at end of year                           $ 52,910    $  41,966    $  71,127
                                          ========     ========     ========

See Notes to Financial Statements, pages 34 to 49.

                        NOTES TO FINANCIAL STATEMENTS
          (Dollar amounts in thousands except per-share amounts)

SIGNIFICANT ACCOUNTING POLICIES

   Principles of consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. Newly acquired businesses are included in the consolidated financial statements from the dates of acquisition. All material intercompany accounts and transactions have been eliminated. Certain amounts for prior years have been reclassified to conform to 1999 presentations.

   The equity method of accounting is followed for investments in 20 percent to 50 percent owned companies. The cost method is followed in those situations where the Company's ownership is less than 20 percent and the Company does not have the ability to exercise significant influence over the affiliate.

   The Company's investment in Nishikawa Standard Company (NISCO), a 50 percent owned joint venture in the United States, is accounted for under the equity method. The Company's investment in NISCO at December 31, 1999 was $19,224 and is included in other assets in the accompanying Consolidated Balance Sheet.

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

   Property, plant and equipment - Assets are recorded at cost and depreciated or amortized using the straight-line or accelerated methods over the following expected useful lives:

          Buildings and improvements       15 to 50 years
          Machinery and equipment           5 to 14 years
          Furniture and fixtures            5 to 10 years
          Molds, cores and rings            4 to 10 years

   Goodwill and intangibles - Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is amortized over 30 years. Intangibles include trademarks, technology and intellectual property which are amortized over their useful lives which range from 15 years to 40 years. The Company evaluates the recoverability of long-lived assets based on undiscounted projected cash flows when factors indicate that an impairment may exist.

   Earnings per common share - Net income per share is computed on the basis of the weighted average number of common shares outstanding each year, plus common stock equivalents related to dilutive stock options and other dilutive stock units. The number of shares used in the computation of per share data was 79,127,577 in 1997, 77,597,873 in 1998 and 75,837,168 in 1999. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The impact of stock options and other stock units in the computation of diluted earnings per share did not result in amounts different from basic earnings per share.

   Derivative financial instruments - Derivative financial instruments are utilized by the Company to reduce foreign currency exchange and

<continued>
interest rate risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes.

   Gains and losses on derivative financial instruments used to hedge the currency fluctuations on transactions denominated in foreign currencies and the offsetting losses and gains on hedged transactions are recorded in other in the Consolidated Statements of Income.

   Gains and losses on derivative financial instruments used to hedge a portion of the Company's investment in foreign subsidiaries and the offsetting losses and gains on the portion of the investment being hedged are recorded in cumulative other comprehensive income in the Consolidated Statements of Stockholders' Equity.

   Gains and losses on derivative financial instruments used to hedge interest rate risks are recorded in other on the Consolidated Statements of Income.

   Advertising expense - Expenses incurred for advertising include production and media and are generally expensed when incurred. Dealer-earned cooperative advertising expense is recorded when earned.
Advertising expense for 1997, 1998 and 1999 was $22,375, $27,754 and $31,748, respectively.

   Stock-based compensation - The Company accounts for employee stock option plans in accordance with Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees." Additional disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation," are included in the Stock-Based Compensation note.

   Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of (1) revenues and expenses during the reporting period, and
(2) assets and liabilities, as well as disclosure of contingent assets and liabilities, at the date of the financial statements. Actual results could differ from those estimates.

   Revenue recognition - Revenues are recognized when goods are shipped to customers.

   Research and development - Costs are charged to expense as incurred and amounted to approximately $21,700, $29,200 and $39,900 in 1997, 1998 and 1999, respectively.

   Accounting pronouncements - In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The FASB has since issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This pronouncement amended SFAS No. 133 to defer its effective date to years beginning after June 15, 2000. The Company is currently evaluating the effect of the provisions of this Statement on its accounting and reporting policies, but does not anticipate adoption of this Statement will have a material effect on the Company's consolidated financial position or results of operations.

   In September 1999, the Emerging Issues Task Force reached a consensus on Issue 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements." This issue addresses the accounting treatment for pre-production costs incurred by original equipment manufacturers (OEM)
<continued>
suppliers to perform certain services related to the design and development of the parts they will supply the OEM as well as the design and development costs to build molds, dies and other tools that will be used in producing the parts. The Company does not anticipate adoption of this consensus will have a material effect on its consolidated financial position or results of operations.

Acquisition

On October 27, 1999, the Company acquired The Standard Products Company ("Standard") for consideration (including direct costs of the acquisition) of approximately $594,139. In addition, the Company retired approximately $195,000 of Standard's debt and assumed approximately $75,000 of Standard's debt. With the completion of this transaction, Standard became a wholly-owned subsidiary of the Company. The acquisition was initially financed through short-term commercial
paper and credit agreement borrowings.   On December 13, 1999, the
Company issued $800,000 of debt and used the proceeds to repay the short-term borrowings (see Debt footnote).

   Standard is a leading supplier of sealing, plastic trim and vibration control systems for the worldwide automotive original equipment industry. In addition, Standard's Holm Industries Inc. is the largest supplier of seals for home and commercial refrigerators in North America and Oliver Rubber Company is a leading manufacturer of tread rubber and equipment for the retread industry.

   The Standard acquisition is being accounted for as a purchase transaction. The total purchase price has preliminarily been allocated to the tangible and identifiable intangible assets and liabilities based on estimates of their respective fair values. Final allocations will be made when fixed asset and identifiable intangible asset valuations have been completed. The excess purchase price over the estimated fair value of the net assets acquired is allocated to goodwill. Goodwill is being amortized on a straight-line basis over 30 years. The operating results of Standard have been included in the consolidated financial statements of the Company since the date of acquisition.

   Prior to the acquisition, Standard recorded an accrual for employee separation and other exit costs relating to a plan for the reorganization and closing of manufacturing facilities in Europe. The Company has evaluated this plan and determined that an additional accrual of $5,000 is required. The closing of these facilities will have minimal effect on the total production capacity of the Company. It will, however, provide a better geographical match of capacity with the needs of customers. The Company expects to complete the plan in 2000.

   The plan estimates a workforce reduction of approximately 460 people, of whom 134 have been removed from the workforce as of December 31, 1999. In certain European countries separation payments are prescribed by statute. In addition, government approval is required for other separation-related activities, such as outplacement and job training. The present accrual is subject to adjustment based upon changes resulting from these factors. The following summarizes activity in the accrual account:

                                   Beginning      Cash       Remaining
                                    Accrual      Payments     Accrual
                                   ---------     --------    ---------
      Employee separation costs     $15,000       $  900     $14,100
      Other exit costs                2,900          100       2,800
                                     ------        -----      ------
      Total                         $17,900       $1,000     $16,900
                                     ======        =====      ======

      The purchase price and the preliminary allocation are as follows:
      Net working capital acquired, exclusive of debt       $124,323
      Property, plant and equipment                          321,879
      Other non-current assets                                55,814
      Goodwill                                               437,739
                                                             -------
                                                             939,755
      Debt and other liabilities                            (345,616)
                                                             -------
      Aggregate purchase price                              $594,139
                                                             =======

   The following unaudited pro forma consolidated results of operations are presented as if the acquisition of Standard had occurred on January 1, 1998 and 1999, respectively. Adjustments are included to give effect to amortization of goodwill, interest expense on acquisition debt (see Debt footnote) and certain other adjustments, together with related income tax effects.

                     Year ended December 31, 1998
                     ----------------------------

                                  As               Pro Forma
                               Reported           As Adjusted
                              ----------          -----------
Net sales                     $1,876,125          $2,956,770
Net earnings                    $126,967            $118,981
Earnings per share                 $1.64               $1.53

                     Year ended December 31, 1999
                     ----------------------------

                                  As               Pro Forma
                               Reported           As Adjusted
                              ----------          -----------
Net sales                     $2,196,343           $3,120,329
Net earnings                    $135,474             $105,338
Earnings per share                 $1.79                $1.39

   The pro forma net earnings and earnings per share for the year ended December 31, 1999 include a special charge recorded by Standard prior to the acquisition in the amount of $15,300 net of taxes ($.20 per share).

   The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

Inventories

Under the LIFO method, inventories have been reduced by approximately $47,897 and $44,783 at December 31, 1998 and 1999, respectively, from current cost which would be reported under the first-in, first-out method. Approximately 85 percent and 76 percent of the Company's inventories have been valued under the LIFO method at December 31, 1998 and 1999, respectively.

Debt

On September 1, 1999 the Company entered into a $350,000 credit agreement with a group of six banks. The agreement provides up to $150,000 in credit facilities until August 31, 2004 and $200,000 in credit facilities until August 31, 2000 with provisions for extending the agreements beyond these dates upon approval of the bank group. The credit facility supports issuance of commercial paper. The loans may be denominated in either U.S. Dollars or certain other currencies based upon euro interest rates or the agent bank's base rate. Borrowings under the agreement bear a margin linked to the Company's long-term credit ratings from Moody's and Standard & Poor's. There are no compensating balances required and the facility fees are not material.

   On October 15, 1999 the Company entered into a second $350,000 credit agreement with a group of five banks with a maturity of July 10, 2000. The loans bear interest at euro interest rates or the agent bank's base rate.

   The Company established a $1,200,000 universal shelf registration on November 15, 1999 of which $400,000 remains available at December 31, 1999. Securities that may be issued under this shelf registration statement include debt securities, preferred stock, fractional interests in preferred stock represented by depositary shares, common stock, and warrants to purchase debt securities, common stock or preferred stock.

   On December 13, 1999 the Company completed the public debt offerings of (1) $225,000 aggregate principal amount of 7.25 percent Notes due December 16, 2002; (2) $350,000 aggregate principal amount of 7.75 percent Notes due December 15, 2009; and (3) $225,000 aggregate principal amount of 8 percent Notes due December 15, 2019. The Company repaid $608,000 of commercial paper borrowings and $150,000 of Revolving Credit borrowings with the proceeds received.

   The 6.55 percent notes are placed directly with three insurance companies and are unsecured. Principal payments of $12,500 are required each December through 2003.

   The following table summarizes the long-term debt of the Company at
December 31, 1998 and 1999:
1998   1999
                                           ----            ----
        7.25% notes due 2002            $      -    $    225,000
        7.75% notes due 2009                   -         350,000
        8% notes due 2019                      -         225,000
        7.625% notes due 2027            200,000         200,000
        6.55% notes due 2003                   -          50,000
        Capitalized leases and other       5,534          10,356
                                         -------       ---------
                                         205,534       1,060,356
        Less current maturities              249          13,893
                                         -------       ---------
                                        $205,285      $1,046,463
                                         =======       =========








<continued>

   The maturities of long-term debt through 2004 are as follows:
                2000               $  13,893
                2001                  13,188
                2002                 238,077
                2003                  12,968
                2004                     378

   The Company's debt agreements require the Company to maintain, among other things, certain financial ratios. Retained earnings of $261,980 at December 31, 1999 are available for the payment of cash dividends and purchase of the Company's common shares, after giving effect to amendments to the credit agreements and the issuances of commercial paper subsequent to year-end (see Subsequent Event note).

   The weighted average interest rate of notes payable at December 31, 1999 and 1998 was 5.1 percent and 4.4 percent, respectively.

   The Company and its subsidiaries also have, from various banking sources, approximately $68,000 of unused short-term lines of credit at rates of interest approximating euro-based interest rates.

   Interest paid on debt during 1997, 1998 and 1999 was $12,983, $16,718, and $24,140, respectively. The amount of interest capitalized was $1,628, $1,694, and $1,491 during 1997, 1998 and 1999, respectively.

Fair Value of Financial Instruments

   The carrying amounts and fair values of the Company's financial instruments as of December 31 are as follows:

                                1998                     1999
                                ----                     ----
                        Carrying      Fair       Carrying      Fair
                         Amount       Value       Amount       Value
                        --------      -----      --------      -----
   Cash and cash
    equivalents        $  41,966   $  41,966  $    71,127  $    71,127
   Notes payable	        (8,129)     (8,129)     (13,148)     (13,148)
   Long-term debt       (205,285)   (244,005)  (1,046,463)  (1,027,843)
   Derivative financial
    instruments                -           -          493          404

   The derivative financial instruments hedge foreign currency denominated intercompany loans. Exchange rate fluctuations on the foreign denominated intercompany loans are offset by the change in values of the derivative financial instruments. The notional amount of these derivative contracts at December 31, 1999 is $11,301. The counterparties to each of these agreements are major commercial banks. Management believes that losses related to credit risk are remote.

Common Stock

There were 20,193,724 common shares reserved for grants under compensation plans and contributions to the Company's Thrift and Profit Sharing and Pre-Tax Savings plans at December 31, 1999.

Preferred Stock Purchase Right

Each stockholder is entitled to the right to purchase 1/100th of a newly-issued share of Series A preferred stock of the Company, for each
<continued>
common share owned, at an exercise price of $135. The rights will be exercisable only if a person or group (i) acquires beneficial ownership of 15 percent or more of the Company's outstanding common stock
(Acquiring Person), or (ii) subject to extension of the date by the Board of Directors of the Company, commences a tender or exchange offer which upon consummation would result in such person or group beneficially owning 15 percent or more of the Company's outstanding common stock (ten days following the date of announcement of (i) above, the Stock Acquisition Date).

   If any person becomes an Acquiring Person, or if an Acquiring Person engages in certain self-dealing transactions or a merger transaction in which the Company is the surviving corporation and its common stock remains outstanding, or an event occurs which results in such Acquiring Person's ownership interest being increased by more than one percent, then each right not owned by such Acquiring Person or certain related parties will entitle its holder to purchase a number of shares of the Company's Series A preferred stock (or in certain circumstances, Company common stock, cash, property, or other securities of the Company) having a value equal to twice the then current exercise price of the right. In addition, if, following the Stock Acquisition Date, the Company (i) is acquired in a merger or other business combination and the Company is not the surviving corporation, (ii) is involved in a merger or other business combination transaction with another person after which all or part of the Company's common stock is converted or exchanged for securities, cash or property of any other person, or (iii) sells 50 percent or more of its assets or earning power to another person, each right (except rights that have been voided as described above) will entitle its holder to purchase a number of shares of common stock of the ultimate parent of the Acquiring Person having a value equal to twice the then current exercise price of the right.

   The Company will generally be entitled to redeem the rights at one cent per right, subject to adjustment in certain events, payable in cash or shares of the Company's common stock at any time until the tenth business day following the Stock Acquisition Date.

Stock-Based Compensation
Stock Options

SFAS No. 123, "Accounting for Stock-Based Compensation" requires, if APB No. 25 is followed, disclosure of pro forma information regarding net income and earnings per share determined as if the Company accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                             1997     1998     1999
                                             ----     ----     ----
     Risk-free interest rate                  6.1%     5.5%     5.6%
     Dividend yield                           1.0%     1.3%     1.5%
     Expected volatility of the Company's
      common stock                           .197     .251     .238

     Expected life in years                   6.2      5.0      6.3

   The weighted-average fair value of options granted in 1997, 1998 and 1999 was $7.52, $5.84, and $6.64, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's reported and pro forma information follows:
<continued>

                                        1997       1998       1999
                                        ----       ----       ----
          Net income:
                         Reported     $122,411   $126,967   $135,474
                         Pro forma     121,603    125,142    132,322

          Basic earnings per share:
                         Reported        $1.55      $1.64      $1.79
                         Pro forma        1.54       1.61       1.75

          Diluted earnings per share:
                         Reported        $1.55      $1.64      $1.79
                         Pro forma        1.54       1.61       1.74

   The Company's 1998 incentive compensation plan allows the Company to grant awards to key employees in the form of stock options, stock awards, restricted stock units, stock appreciation rights, performance units, dividend equivalents and other awards. The 1981, 1986 and 1996 incentive stock option plans and the 1998 incentive compensation plan provide for granting options to key employees to purchase common shares at prices not less than market at the date of grant. Options under these plans may have terms of up to ten years becoming exercisable in whole or in consecutive installments, cumulative or otherwise. The plans allow the granting of nonqualified stock options which are not intended to qualify for the tax treatment applicable to incentive stock options under provisions of the Internal Revenue Code. The options granted under the plans which were outstanding at December 31, 1999 have a term of ten years and become exercisable 50 percent after the first year and 100 percent after the second year.

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

   Summarized information for the plans follows:
                                              Weighted
                                              Average
                                  Number of   Exercise      Available
                                   Shares      Price        For Grant
                                  ---------   --------     -----------
January 1, 1997
   Outstanding                     645,592     $19.47
   Exercisable                     454,439      19.24

   Granted                         230,955      24.48
   Exercised                       (87,936)     13.20
   Cancelled                       (32,264)     22.87
                                    ------
December 31, 1997                                             2,931,817
   Outstanding                     756,347      21.59
   Exercisable                     460,992      20.58
<continued>

   Granted                       1,362,487      20.57
   Exercised                       (20,750)     10.44
   Cancelled                       (38,150)     23.41
                                    ------
December 31, 1998                                             3,931,530
   Outstanding                   2,059,934      20.99
   Exercisable                     589,697      21.33

   Granted                         590,653      22.46
   Exercised                       (18,294)     14.22
   Cancelled                      (140,692)     21.82
December 31, 1999                                             3,435,977
   Outstanding                   2,491,601      21.34
   Exercisable                     792,098      21.61

   The weighted average remaining contractual life of options outstanding at December 31, 1999 is 7.9 years.

   Segregated disclosure of options outstanding at December 31, 1999 is as follows:

                                   Range of Exercise Prices
                               ----------------------------------
                                   Less           Equal to or
                               than $15.50    greater than $15.50
                               -----------    -------------------
Options outstanding              89,100            2,402,501

  Weighted average
   exercise price                $12.98               $21.65

  Remaining contractual life        1.2                  8.2

Options exercisable              89,100              702,998

  Weighted average
   exercise price                $12.98               $22.70

Restricted Stock Units

Under the 1998 Incentive Compensation Plan, restricted stock units may be granted to officers and other key employees. Deferred compensation related to the restricted stock units is determined based on the fair value of the Company's stock on the date of grant and is amortized to expense over the vesting period.

   In 1999 the Company granted 49,210 restricted stock units with a weighted average fair value of $16.50 per unit and vesting periods of one to two years. The grants provide for accrual of dividend equivalents. At December 31, 1999, 49,550 restricted stock units were outstanding.

Pensions and Postretirement Benefits Other than Pensions

The Company and its consolidated subsidiaries have a number of plans providing pension, retirement or profit-sharing benefits for substantially all employees. These plans include defined benefit, defined contribution and multi-employer plans. The Company has an unfunded, nonqualified supplemental retirement plan covering certain employees whose participation in the qualified plan is limited by provisions of the Internal Revenue Code. For defined benefit plans, benefits are generally based on compensation for salaried employees and length of service for hourly
<continued>
employees. The Company's general funding policy is to contribute amounts deductible for U.S. federal income tax purposes or amounts as required by local statute.

   Participation in the Company's defined contribution plans is voluntary and participants' contributions are limited based on their compensation. The Company matches certain plan participants' contributions up to various limits. Expense for these plans was $9,334, $10,891 and $12,829 for 1997, 1998 and 1999, respectively.

   The Company currently provides certain retiree health care and life insurance benefits covering substantially all domestic salary and hourly employees. If the Company does not terminate such benefits, or modify coverage or eligibility requirements, substantially all of the Company's domestic employees may become eligible for these benefits upon retirement if they meet certain age and service requirements. The Company has reserved the right to modify or terminate such benefits at any time, subject to applicable terms and conditions contained in union agreements for non-salary participants. In recent years benefit changes have been implemented throughout the Company.

   The following tables disclose information related to the Company's defined benefit plans and other postretirement benefits:

                               Pension Benefits  Postretirement Benefits
                               ----------------  -----------------------
                               1998       1999        1998       1999
                               ----       ----        ----       ----
Change in benefit obligation:
  Benefit obligation
   at January 1             $ 512,305  $ 591,436   $ 153,137  $ 183,017
  Acquisition                       -    106,720           -     28,344
  Service cost - employer      21,892     24,872       3,682      4,782
  Service cost - participants   2,425      2,423           -          -
  Interest cost                38,681     43,668      12,227     14,104
  Actuarial (loss) gain        35,335    (10,408)     23,086     16,979
  Amendments                    3,763      9,233          22        770
  Benefits paid               (23,386)   (25,832)     (9,137)   (12,320)
  Foreign currency exchange
   rate (loss) gain               421     (5,333)          -          -
                              -------    -------     -------    -------

  Benefit obligation at
   December 31              $ 591,436  $ 736,779   $ 183,017  $ 235,676
                             ========   ========    ========   ========
Change in plans' assets:
  Fair value of plans'
   assets at January 1      $ 514,700  $ 572,380   $       -  $       -
  Acquisition                       -    100,590           -          -
  Actual return on
    plans' assets              53,827     50,374           -          -
  Employer contributions       24,457     23,968           -          -
  Participant contributions     2,425      2,423           -          -
  Benefits paid               (23,386)   (25,832)          -          -
  Foreign currency exchange
    rate (loss) gain              357     (4,532)          -          -
                             --------   --------    --------   --------
  Fair value of plans'
    assets at December 31   $ 572,380  $ 719,371   $       -  $       -
                             ========   ========    ========   ========

Funded status of the plans  $ (19,056) $ (17,408)  $(183,017) $(235,676)
Unrecognized actuarial
  loss/(gain)                  43,255     37,731      22,022     38,741
<continued>

Unrecognized prior service
  cost                         10,045     12,998         445        819
Unrecognized net transition
  obligation                    4,636      3,549           -          -
Adjustment for minimum
  liability                   (30,566)   (15,007)          -          -
                             --------   --------    --------   --------
Net amount recognized       $   8,314  $  21,863   $(160,550) $(196,116)
                             ========   ========    ========   ========

Amounts recognized in the balance sheets:
  Prepaid expenses and
    deferred income taxes    $  (6,794)$  (8,898)  $      -   $       -
  Intangibles and other
    assets                      34,781    47,253          -           -
  Accrued liabilities                -    (1,396)     (9,030)   (14,789)
  Postretirement benefits
    other than pensions              -         -    (151,520)  (181,327)
  Other long-term liabilities   (7,325)   (8,310)         -           -
  Accumulated other
    comprehensive income       (12,348)   (6,786)         -           -
                              --------  --------    --------   --------
Net amount recognized        $   8,314 $  21,863   $(160,550) $(196,116)
                              ========  ========    ========   ========
Assumptions as of December 31:          1998    1999    1998   1999
                                        ----    ----    ----   ----
  Discount rate                          7.0%    7.5%    7.5%   7.5%
  Expected return on
    plan assets - (weighted average)     9.4     9.6      -      -
  Rate of compensation
    increase - (weighted average)        5.1     5.3      -      -

   At December 31, 1999 the weighted average assumed annual rate of increase in the cost of health care benefits (health care cost trend rate) was 7.6 percent for 2000, gradually declining to 5.5 percent in 2005 and to remain at that level thereafter.

                          Pension Benefits      Postretirement Benefits
                      ------------------------  -----------------------
                       1997     1998     1999     1997    1998    1999
                      ------   ------   ------   ------  ------  ------
Components of net
  periodic benefit cost:
Service cost         $16,668  $21,892  $24,872  $ 3,465 $ 3,682 $ 4,782
Interest cost         32,716   38,681   43,668   11,468  12,227  14,104
Expected return on
  plan assets        (39,623) (49,453) (56,251)       -       -       -
Amortization of
  transition
  obligation           1,088    1,087    1,088        -       -       -
Amortization of prior
  service cost         3,463    4,383    5,357        -     212     396
Recognized actuarial
  loss (gain)          1,855    1,951    3,410        -       -     244
                      ------   ------   ------   ------  ------  ------
Net periodic benefit
  cost               $16,167  $18,541  $22,144  $14,933 $16,121 $19,526
                      ======   ======   ======   ======  ======  ======

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated
<continued>
benefit obligations in excess of plan assets were $165,173, $162,135 and $144,114, respectively, at December 31, 1998 and $87,656, $85,989 and
$69,233, respectively, as of December 31, 1999.

   Assumed health care cost trend rates for Other Postretirement
Benefits have a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                  One
                                            Percentage Point
                                         ----------------------
                                         Increase      Decrease
                                         --------      --------
Effect on total service and interest
  cost components                        $   327       $   (285)

Effect on the postretirement benefit
  obligation                              (5,656)         4,952

   The Company has a Voluntary Employees' Beneficiary Trust and Welfare Benefits Plan (VEBA) to fund health benefits for eligible active and retired domestic employees. The pre-funded amount was $12,805 in 1998 and $14,323 in 1999.

Income Taxes

The provision for income taxes consists of the following:
                                   1997      1998      1999
                                   ----      ----      ----
   Current:
     Federal                     $53,946   $60,650   $68,678
     State and local               6,310     7,128     8,171
     Foreign                      (1,376)   (1,730)    2,938
                                  ------    ------    ------
                                  58,880    66,048    79,787
   Deferred:
     Federal                      11,738     4,654    (1,082)
     State and local               1,763       548     1,287
     Foreign                           -         -        31
                                  ------    ------    ------
                                  13,501     5,202       236
                                  ------    ------    ------
                                 $72,381   $71,250   $80,023
                                  ======    ======    ======

   A reconciliation of income tax expense to the U.S. statutory rate is as follows:
                                 1997      1998      1999
                                 ----      ----      ----
Statutory U.S. tax rate          35.0%     35.0%     35.0%

State and local income tax        2.7       2.5       2.8

Other                            (0.5)     (1.6)     (0.7)
                                 ----      ----      ----
Effective income tax rate        37.2%     35.9%     37.1%
                                 ====      ====      ====

<continued>

   Payments for income taxes in 1997, 1998 and 1999 were $55,610, $69,653 and $77,961, respectively.

   Deferred tax assets (liabilities) result from differences in the basis of assets and liabilities for tax and financial statement purposes. Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

                                             1998              1999
                                             ----              ----
Deferred tax assets:
     Employee benefits                   $   73,910        $   87,648
     Net operating loss and tax
      credit carryforwards                        -            18,341
     All other items                         12,631            23,309
                                          ---------          --------
          Total deferred tax assets      $   86,541         $ 129,298

Deferred tax liabilities:
     Excess depreciation and
      amortization                        $(108,289)        $(125,113)
     Employee benefits                      (20,833)          (22,961)
     All other items                        (19,960)          (39,911)
                                           --------          --------
          Total deferred tax liabilities   (149,082)         (187,985)
                                           --------          --------
                                          $ (62,541)        $ (58,687)

Valuation allowance                               -           (18,341)
                                           ---------         --------
          Net deferred tax liabilities    $   62,541        $  77,028

   Deferred tax assets, net of the valuation allowance, are included in prepaid expenses and deferred taxes and in other assets in the accompanying Consolidated Balance Sheets.

   The Company has not provided deferred U. S. income taxes on approximately $160,000 of undistributed earnings of international affiliates which have been reinvested indefinitely. It is not practicable to determine the amount of additional U.S. income taxes that could be payable upon remittance of these earnings since taxes payable would be reduced by foreign tax credits based upon income tax laws and circumstances at the time of distribution.

   The Company has recorded a valuation allowance to reflect the estimated potential tax benefits which may not be realized principally due to the inability of certain of its foreign subsidiaries to utilize available net operating loss carryforwards of approximately $28,400. The Company's net operating loss carryforwards expire in years 2000 through 2014.

Commitments and Contingent Liabilities

The Company and its consolidated subsidiaries are subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of business. Management and its legal counsel periodically review the probable outcome of pending claims and proceedings, the costs and expenses reasonably expected to be incurred, the availability and limits of the Company's insurance coverage, and the Company's accruals for uninsured liabilities. While the ultimate legal and financial liability in respect to the claims and proceedings cannot be estimated with certainty, management believes, based on its reviews
<continued>
and experience to date, that any liability which may ultimately be incurred will not have a material effect on the Company's consolidated financial statements.

Other Comprehensive Loss

The cumulative balances of each component of other comprehensive loss in the accompanying statements of stockholders' equity are as follows:

                                     1997          1998          1999
                                     ----          ----          ----
      Cumulative currency
        translation adjustment     $ 2,448      $  2,481       $   793

      Minimum pension
        liability, net of
        tax effect                  (4,753)      (12,348)       (6,846)
                                    ------       -------        ------
                                   $(2,305)     $ (9,867)      $(6,053)
                                    ======       =======        ======

Business Segments

The Company has two reportable segments - Tire and Automotive. The Company's reportable segments are each managed separately because they offer different products requiring different marketing and distribution strategies.

   The Tire segment produces automobile, truck and motorcycle tires and inner tubes which are sold nationally and internationally in the replacement tire market to independent dealers, wholesale distributors and large retail chains and supplies equipment and materials to the tread rubber industry. The Tire segment consists of North American Operations, Cooper-Avon Tyres and Oliver Rubber Company.

   The Automotive segment produces sealing systems, hose and hose assemblies, active and passive vibration control systems and exterior trim products primarily for the global automotive original equipment manufacturers. The automotive segment consists of the Global Sealing Division, the Noise, Vibration and Harshness (NVH) Control Systems Division, and the Plastics Division.

   Separate financial results are available for each of the operating groups within Tire and Automotive and are regularly reviewed by the Chief Operating Officer for purposes of assessing performance and allocating resources. The Global Sealing Division and the NVH Control Systems Division have been aggregated into the Automotive reportable segment and the tire related operating divisions have been aggregated into the Tire reportable segment, because the divisions exhibit similar economic characteristics, have similar production processes, offer similar products to the same customer base, and distribute their products in essentially the same manner. The Plastics Division has been aggregated with the Automotive Segment because it does not meet quantitative thresholds for separate reporting and shares a majority of the aggregation criteria with the Automotive Segment.

   The Fluid Systems Division, established in January 2000 (see
Subsequent Event note), will also be aggregated with the Automotive
Segment.

   Tire revenues derived from one customer approximated $224,000 or 12 percent of consolidated net sales in 1997.

<continued>

   The accounting policies of the reportable segments are consistent with those described in the Significant Accounting Policies note to the financial statements. Corporate administrative expenses are allocated to segments based principally on assets, employees and sales. In 1999 the Company redefined its measurement of segment profit to exclude interest expense and foreign currency gains/losses. Segment information for 1998 and 1997 has been restated to reflect the change in measurement. The following table presents financial information:

                                       1997         1998         1999
                                    ----------   ----------   ----------
FINANCIAL
Revenues
   Tire                            $1,443,293   $1,444,334   $1,557,110
   Automotive                         369,712      431,791      643,642
   Eliminations and Other                   -            -       (4,409)
                                    ---------    ---------    ---------
   Consolidated                     1,813,005    1,876,125    2,196,343

Segment profit
   Tire                               163,070      155,242      176,389
   Automotive                          45,608       54,293       62,691
                                    ---------    ---------    ---------
   Operating profit                   208,678      209,535      239,080
   Other                                1,769        3,906          862
   Interest expense                   (15,655)     (15,224)     (24,445)
                                    ---------    ---------    ---------
   Income before income taxes         194,792      198,217      215,497

Depreciation and amortization
 expense
   Tire                                84,620       90,537      100,120
   Automotive                          10,875       12,660       25,457
                                    ---------    ---------    ---------
   Consolidated                        95,495      103,197      125,577

Segment assets
   Tire                             1,179,744    1,211,819    1,391,340
   Automotive                         222,902      238,467    1,235,966
   Corporate and other                 93,310       90,989      130,339
                                    ---------    ---------    ---------
   Consolidated                     1,495,956    1,541,275    2,757,645

Expenditures for long-lived assets
   Tire                                79,956       95,526      111,384
   Automotive                          27,567       36,007       38,433
                                    ---------    ---------    ---------
   Consolidated                       107,523      131,533      149,817

   Geographic information for revenues, based on country of origin, and long-lived assets follows:

                                       1997         1998         1999
                                    ----------   ----------   ----------
GEOGRAPHIC
Revenues
   North America                     1,697,513    1,718,925    1,995,197
   Europe                              115,492      157,200      199,397
   Other                                     -            -        1,749
                                     ---------    ---------    ---------
   Consolidated                      1,813,005    1,876,125    2,196,343

<continued>

Long-lived assets
   United States	                     794,766      800,094      952,063
   England                              61,092       71,774      122,474
   Other                                 4,590       13,414      152,532
                                     ---------    ---------    ---------
   Consolidated                        860,448      885,282    1,227,069

   Sales from the U. S. amounted to $1,558,611, $1,594,352 and $1,930,436 in 1997, 1998 and 1999, respectively. Shipments of domestically-produced products to customers outside the U. S.
approximated eight, seven, and eight percent of net sales in 1997, 1998 and 1999 respectively.

Accrued Liabilities

Accrued liabilities at December 31 were as follows:
                                      1998       1999
                                      ----       ----
Payroll                             $33,382   $ 55,882
Real and personal property taxes     10,701     16,460
Other                                43,191    115,696
                                     ------    -------
                                    $87,274   $188,038
                                     ======    =======

Subsequent Event

The Company completed its acquisition of Siebe Automotive ("Siebe"), the automotive fluid handling division of Invensys plc, on January 28, 2000 for a price of $244,500. Siebe's annual sales approximate $400,000.

   Siebe is headquartered in Southfield, Michigan and manufactures automotive fluid handling systems, components, modules and sub-systems for sale to the world's automotive original equipment manufacturers and large Tier 1 suppliers. The purchase includes the operating assets of Siebe Automotive, with 16 operating locations extending across North and South America, Europe and Australia.

   The Company financed the acquisition by issuing commercial paper.

                        REPORT OF INDEPENDENT AUDITORS





The Board of Directors
Cooper Tire & Rubber Company

We have audited the accompanying consolidated balance sheets of Cooper Tire & Rubber Company as of December 31, 1998 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper Tire & Rubber Company at December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                              /s/Ernst & Young LLP
                                             ---------------------
                                             ERNST & YOUNG LLP


Toledo, Ohio
February 8, 2000

SELECTED QUARTERLY DATA                                      (UNAUDITED)

(Dollar amounts in thousands except per-share amounts)
                                                  1998
                                   -------------------------------------
                                    First    Second     Third    Fourth
                                   Quarter   Quarter   Quarter   Quarter
                                   -------   -------   -------   -------
Net sales                        $437,558   $461,740  $480,616  $496,211
Gross profit                       73,748     83,403    79,771    93,443
Net income                         26,525     32,336    30,029    38,077
Basic and diluted earnings
 per share                            .34        .41       .39       .50
Dividend per share                   .095       .095      .095      .105
Stock price - high                 26 1/4   24 13/16    22 1/8   21 7/16
              low                  22 5/8     20 5/8    15 3/4   15 7/16

Revenues from external customers:
 Tire                             $330,326  $347,544  $389,237  $377,227
 Automotive                        107,232   114,196    91,379   118,984
                                   -------   -------   -------   -------
 Net sales                        $437,558  $461,740  $480,616  $496,211
                                   =======   =======   =======   =======
Segment Profit:
 Tire                              $32,690   $36,499   $42,260   $43,793
 Automotive                         12,547    18,451     6,880    16,415
                                    ------    ------    ------    ------
                                    45,237    54,950    49,140    60,208
 Other                              (2,931)   (3,222)   (3,049)   (2,116)
                                    ------    ------    ------    ------
 Income before income taxes        $42,306   $51,728   $46,091   $58,092
                                    ======    ======    ======    ======

                                                  1999
                                   -------------------------------------
                                    First    Second     Third    Fourth
                                   Quarter   Quarter   Quarter   Quarter
                                   -------   -------   -------   -------
Net sales                         $467,887  $495,352  $531,883  $701,221
Gross profit                        85,394    97,336    91,537   111,552
Net income                          31,391    37,956    34,600    31,527
Basic and diluted earnings
 per share                             .41       .50       .46       .42
Dividend per share                    .105      .105      .105      .105
Stock price - high                  22 1/8        25   24 7/16    18 1/2
              low                  18 5/16    18 1/4    16 1/8    13 1/4

Revenues from external customers:
 Tire                             $352,062  $368,410  $424,310  $412,328
 Automotive                        115,825   126,942   107,573   293,302
 Eliminations                            -         -         -    (4,409)
                                   -------   -------   -------   -------
 Net sales                        $467,887  $495,352  $531,883  $701,221
                                   =======   =======   =======   =======
Segment Profit:
 Tire                              $37,197   $46,124   $47,960   $45,108
 Automotive                         16,105    17,418     9,419    19,749
                                    ------    ------    ------    ------
                                    53,302    63,542    57,379    64,857
<continued>

 Other                              (3,678)   (3,945)   (3,510)  (12,450)
                                    ------    ------    ------    ------

 Income before income taxes        $49,624   $59,597   $53,869   $52,407
                                    ======    ======    ======    ======

   The common stock of the Company (CTB) is traded on the New York Stock
Exchange.

                        COOPER TIRE & RUBBER COMPANY

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                Years ended December 31, 1997, 1998 and 1999
                                 Additions
               Balance at  ----------------------                Balance
               Beginning    Charged    Business    Deductions    at End
                of Year    To Income  Acquisition     (a)        of Year
               ---------   ---------  -----------  ----------    -------
Allowance for
  doubtful
  accounts:
    1997      $3,700,000  $  853,559  $1,835,000  $1,597,559  $4,791,000
               =========   =========   =========   =========   =========
    1998      $4,791,000  $2,029,181  $    -      $2,014,181  $4,806,000
               =========   =========   =========   =========   =========
    1999      $4,806,000  $1,526,904  $3,784,000  $  797,904  $9,319,000
               =========   =========   =========   =========   =========




(a) Accounts charged off during the year, net of recoveries of accounts previously charged off.

                                                         Exhibit (10)(v)

                              EMPLOYMENT AGREEMENT

     THIS AGREEMENT dated as of February 8, 2000, between COOPER TIRE & RUBBER COMPANY, a Delaware corporation with its principal offices located at 701 Lima Avenue, Findlay, Ohio, (the "Company"), and Roderick
F. Millhof, 8918 Connemarro Ct., Fort Wayne, Indiana 46835
("Executive").

                                  WITNESSETH:

     WHEREAS, the Executive has been employed by the Company in the capacity of Vice President and President, Global Sealing Division, Cooper-Standard Automotive, commencing on the date hereof;

     WHEREAS, the Company desires to retain the services of the Executive in the future; and

     WHEREAS, the Executive desires to serve in the capacity of Vice President and President, Global Sealing Division, Cooper-Standard
Automotive, pursuant to the terms and provisions of this Agreement.

     NOW, THEREFORE, in consideration of the premises and the mutual covenants herein contained, the parties hereto agree as follows:

     1.  Employment and Duties.

         (a) General. The Company hereby employs Executive and Executive agrees upon the terms and conditions herein set forth to serve as President, Global Sealing Division of the Company, and in such capacity, shall perform such duties as may be delineated in the by-laws of the Company, and such other duties, commensurate with Executive's title and position of Vice President and President, Global Sealing Division, Cooper-Standard Automotive, as may be assigned to Executive from time to time by the Board of Directors of the Company (the "Board") or such officer of the Company as may be designated by the Board. If elected, Executive will serve as a member of the Board or on committees of the Board.

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

          (c) Restrictions on Other Employment. Throughout the Period and provided that such activities do not contravene the provisions of subparagraph 1(b) hereof or paragraph 5 hereof:

              (i) Executive may engage in charitable and community affairs;

              (ii) Executive may perform inconsequential services without specific compensation therefor in connection with the management of personal investments; and,




<continued>

              (iii) Executive may, directly or indirectly, render services to any other person or organization (including service as a member of the Board of Directors of any other unaffiliated company), for which he receives compensation, that is not in competition with the Company, subject in each case to the approval of the Board. Executive may retain all fees he receives for such services, and the Company shall not reduce his compensation by the amount of such fees. For purposes of this subparagraph 1(c)(iii) competition shall have the same meaning as intended for the purposes of paragraph 5.

     2. Term of Employment. Subject to the provisions of paragraph 4. hereof, the Company shall retain Executive and Executive shall serve in the employ of the Company for a period (the "Period") commencing on the date hereof and continuing in effect through December 31, 2003; provided, however, that commencing on January 1, 2001, and each January 1 thereafter until the year in which Executive's 62nd birthday occurs, the Period shall automatically be extended for one additional year unless, no later than September 30 of the preceding year, the Company or Executive shall have given notice to the other that it does not wish to extend this Agreement.

     3. Compensation and Other Benefits. Subject to the provisions of this Agreement, the Company shall pay and provide the following compensation and other benefits to Executive during the Period as compensation for services rendered hereunder:

         (a) Base Salary. The Company shall pay to Executive an annual base salary, as defined in the Company's Top Management Compensation Plan adopted by the Board on April 28, 1973 (the "Compensation Plan"), at the rate of $320,000 per annum, payable biweekly. The Company shall be entitled to deduct or withhold all taxes and charges which the Company may be required to deduct or withhold therefrom. The base salary will be reviewed not less than annually by the Board or by the Audit and Compensation Committee of the Board and may be increased, but not decreased.

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

     4.  Termination of Employment.

         (a)  Termination for Cause; Resignation Without Good Reason.

              (i) If, prior to the expiration of the Period, Executive's employment is terminated by the Company for Cause, as defined in subparaqraph 4(a)(ii), or if Executive resigns from his employment hereunder without Good Reason, as defined in subparagraph 4(b)(vii) hereof, Executive shall not be eligible to receive base salary under subparagraph 3(a) or to participate in any Plans under subparagraph 3(b) with respect to future periods after the date of such termination or resignation except for the right to receive vested benefits under any Plan in accordance with the terms of such Plan. However, Executive shall be eligible to receive a pro rata portion of any incentive compensation for the Company's fiscal year during which the date of termination or resignation occurs, but not for any later years.
<continued>

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

For the avoidance of doubt and for the purpose of determining Cause pursuant to this subparagraph 4(a)(ii), the exercise of business judgment by Executive shall not be determined to be Cause under this subparagraph 4(a)(ii), even if such business judgment materially injures the financial condition or business reputation of, or is otherwise materially injurious to the Company or any affiliate thereof, unless such business judgment by Executive was not made in good faith, or constitutes wilful or wanton misconduct, or was an intentional violation of state or federal law.

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

<continued>

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

                       (D) Within thirty (30) days after termination of Executive's employment described in subparagraph 4(b)(i) above, the Company shall pay to Executive in cash an amount equal to the aggregate of the difference between the exercise price of each stock option granted to Executive prior to the date of such termination, and the fair

<continued>
market value of the Company's stock subject to the related option, determined as of the date of such termination. Such cash payment shall be deemed to be in lieu of and in substitution for any right Executive may have to exercise such stock option or a related stock appreciation right under the terms of the relevant stock option plan describing such rights, and Executive agrees to surrender all stock options and related stock appreciation rights being cashed out hereunder prior to receiving the cash payment described above.

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

              (vii) Executive shall be entitled to terminate his employment for Good Reason. For purposes of this Agreement, "Good Reason" shall mean, without Executive's express, prior written consent, any of the following:

                     (A) a material breach by the Company of paragraph 1 or paragraph 3 of this Agreement, including but not limited to, the assignment to Executive of any duties inconsistent with his status as Vice President and President, Global Sealing Division, Cooper-Standard Automotive, or his removal from such position, or a substantial alteration in the nature or status of his responsibilities from those described herein, except, in each case, in connection with a promotion of Executive, and the failure of the Company to remedy such breach within thirty (30) days after receipt of written notice of such breach from Executive;

                     (B) the relocation of the office of the Company where Executive is employed to a location other than Dearborn, Michigan, except for required travel on the Company's business to an extent reasonably required to perform his duties hereunder;

<continued>

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



<continued>

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

         (c) Secrecy. Executive recognizes that the services to be performed by him hereunder are special, unique and extraordinary in that, by reason of his employment hereunder and his past employment with the Company, he may acquire or has acquired confidential information and trade secrets concerning the operation of the Company or any Affiliate, the use or disclosure of which could cause the Company substantial loss and damages which could not be readily calculated and for which no remedy at law would be adequate. Accordingly, Executive covenants and agrees with the Company that he will not at any time, except in performance of Executive's obligations to the Company hereunder or with the prior written consent of the Board, directly or indirectly, disclose any secret or confidential information that he may learn or has learned by reason of his association with the Company or any Affiliate, or use any such information to the detriment of the Company or any Affiliate. The term "confidential information", includes, without limitation, information not previously disclosed to the public or to the trade by the Company's management with respect to the Company's or any Affiliate's products, manufacturing processes, facilities and methods, research and development, trade secrets, know-how and other intellectual property, systems, procedures, manuals, confidential reports, product price lists, customer lists, marketing plans or strategies, financial information (including the revenues, costs or profits associated with the Company's or any Affiliate's products), business plans, prospects or opportunities. Executive understands and agrees that the rights and obligations set forth in this subparagraph 5(c) are perpetual and, in any case, shall extend beyond the Restricted Period and Executive's employment hereunder.
<continued>

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

         (e) Stock Ownership. Other than as specified in subparagraph 1(c) or 5(a) hereof, nothing in this Agreement shall prohibit Executive from acquiring or holding any issue of stock or securities of any company or other business entity.

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

     6.  Successors; Assignability.

         (a) By Executive. Neither this Agreement nor any right, duty, obligation or interest hereunder shall be assignable or delegable by Executive without the Company's prior written consent; provided, however, that nothing in this paragraph shall preclude Executive from designating any of his beneficiaries to receive any benefits payable hereunder upon his death, or the executors, administrators, or other legalrepresentatives, from assigning any rights hereunder to the person or persons entitled thereto.

         (b) By the Company. The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Failure of the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle Executive to compensation from the Company in the same amount and on the same terms as Executive would be entitled to hereunder if Executive had terminated his employment for Good Reason, except that for purposes of implementing the foregoing, the date on which any such

<continued>
succession becomes effective shall be deemed the Date of Termination or if earlier the date of resignation specified in subparagraph 4(b)(iv). As used in this Agreement, "Company," shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

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


<continued>

COOPER TIRE & RUBBER COMPANY

/S/ Patrick W. Rooney
--------------------------------
Title:  Chairman of the Board and
        Chief Executive Officer



/S/ John Fahl
--------------------------------
Title:  Vice President





Roderick F. Millhof, Executive


/S/ Roderick F. Millhof
--------------------------------
8918 Connemarro Ct.
Fort Wayne, Indiana 46835

                                                            Exhibit (12)


            COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                     (Dollar amounts in thousands)
                                    Years Ended December 31
                        --------------------------------------------
                        1995      1996      1997      1998      1999
                        ----      ----      ----      ----      ----
Consolidated income
 before income taxes  $180,070  $172,092  $194,792  $198,217  $215,497
Add:
  Interest and
   amortization of
   debt expense            697     1,654    15,655    15,224    24,445
  Interest portion of
   rental expense        2,232     2,414     3,693     4,849     5,449
                       -------   -------   -------   -------   -------
  Income as adjusted  $182,999  $176,160  $214,140  $218,290  $245,391
                       =======   =======   =======   =======   =======
Fixed charges:
  Interest and
   amortization of
   debt expense       $    697  $  1,654   $15,655   $15,224   $24,445
  Capitalized interest   2,694     4,315     1,628     1,694     1,491
  Interest portion of
   rental expense        2,232     2,414     3,693     4,849     5,449
                       -------   -------   -------   -------   -------
  Total fixed charges $  5,623  $  8,383   $20,976   $21,767   $31,385
                       =======   =======   =======   =======   =======
Ratio of earnings to
  fixed charges           32.5      21.0      10.2      10.0       7.8
                          ====      ====      ====      ====      ====

                                                            Exhibit (13)
                 OPERATIONS REVIEW AND PRODUCT OVERVIEW

                         OPERATIONS REVIEW

CORPORATE OVERVIEW

Who We Are

For the past two years we have been communicating our corporate strategic plan, known as Cooper 21. While specific goals may be modified over time, our purpose stays the same: to earn money for shareholders and increase the value of their investment. Our strategic intent is to:

- Strengthen our position in North America
- Become a premier global supplier
- Meet or exceed customers' expectations
- Be a low cost manufacturer
- Maintain a high level of trust
- Enhance stockholder value

A commitment to these goals permeates the entire organization, even as the number of people at Cooper more than doubled in 1999. Although the Cooper team now speaks eight native languages, we are unified in the understanding of our responsibilities to our customers and our shareholders. As a team we know we must:

- Increase shareholder value
- Grow the company
- Control costs, improve margins
- Provide freedom to learn and develop
- Plan effectively
- Encourage creativity
- Delight our customers
- Buy from the best suppliers
- Communicate regularly and effectively
- Be good citizens
- Meet financial targets

These principles have evolved from the simple creed established by our namesake, I.J. Cooper: good merchandise, fair play and a square deal. We are not abandoning these concepts, rather we are using them as the foundation for our future success. We pledge to our stockholders that we will continue to explore new opportunities, continue to improve our operations and manage our business so we all benefit as we proceed through the next century. Recent acquisitions have adjusted our business to an almost 50-50 balance between the automotive and tire groups.

How We Are Doing

Setting goals is one thing, achieving them is another. In 1999, the Cooper team made significant strides in meeting many of the goals we set for ourselves in the Cooper 21 strategic plan.

Some of these achievements made headlines:

- Cooper Finalizes Dean Tire Purchase
- Cooper Tire and Pirelli Tyres Form Strategic Alliance
- Cooper Tire & Rubber Company Completes Acquisition of The Standard Products Company
- Cooper Tire & Rubber Company to Acquire Siebe Automotive



<continued>

Other significant accomplishments include:

- moving toward integrating Cooper and The Standard Products Company. Initial activities included a formal restructuring of the company into two groups - Cooper-Standard Automotive and Cooper Tire - and announcing the leadership within each group. Integration efforts and identification of best practices continue throughout the ranks of both companies.

- earning the ranking as one of the world's top 10 most respected engineering companies by the Financial Times, the world's business newspaper, in its December 1999 issue.
- earning the Forbes ranking of fourth on its Platinum List of consumer durables companies in America. The ranking was a part of the magazine's Platinum 400 which appeared in the January 10, 2000 issue.
- earning a second place ranking among the rubber and plastics industries in Fortune's list of America's Most Admired Companies, which appeared in the February 21, 2000 issue. Cooper moved up one place over last year.
- creating the Fluid Systems Division within Cooper-Standard Automotive to accommodate the acquisition of Siebe Automotive in January 2000. This group combines the Siebe organization with Cooper's existing hose and hose assembly operations. Integration activities related to this acquisition will continue throughout the year.

While publicity is great, we recognize that being successful requires strong "behind the scenes" activities to provide the substance for the headlines. We realize that smart management, hard work and team commitment will enable us to successfully integrate our organization into a model company.

Where We Are Going

The Cooper 21 strategic plan was designed to direct Cooper through the early years of the new century. The Cooper team is keenly aware of the specific actions it needs to take to ensure the company's growth and success. As we start the next century we will strive to meet the following goals:

The Cooper culture will be fully implemented globally

- 40 hours per year education and training
- Continuous operating improvement through Kaizen, Operational
  Excellence and Six Sigma
- People development through cross-fertilization
- Teamwork across the organization
- The customer is king

Cooper will be the best supplier to its customers in the markets served

- >95 percent fill rate to replacement markets and on time, every time to O.E.M.
- Benchmark for best practices
- Modularize for customer value
- Earn their business every day through total satisfaction and new products

Cooper will be a leading supplier in its core businesses and key regions

- Cooper will provide valued products regionally and export to serve the customer
- Cooper will have critical mass in its chosen markets
- Cooper people will be experienced globally


<continued>

Cooper will concentrate on increasing the value of its shareholders' investment through meeting financial targets

- Sales growth >10 percent C.A.G.R. - 7 percent organic, 3 percent acquisition
- Return on invested capital >20 percent pre-tax
- EBITDA per share - continuous improvement
- Earnings per share - continuous improvement

YEAR IN REVIEW

TIRE OPERATIONS

While Cooper Tire experienced significant change through acquisitions and alliances in 1999, we maintained our momentum and continued to exceed sales expectations and increase market share.

The tire group began the year with the acquisition of Dean Tire, a wholesale distributor operation, and entered into a strategic alliance with Pirelli - providing key "pieces" for the company's multi-brand strategy of tire sales in the replacement market.

During the fourth quarter, efforts turned to strategically integrating Oliver Rubber, the tread rubber business that came with the acquisition of The Standard Products Company. As the new year began, efforts on both fronts continued, with synergies being enhanced and benefits being realized.

In 1999, Cooper Tire achieved the following:

- received the Sears Canada Partners In Progress Award for the second consecutive year.
- Cooper-Avon won an award from the Institute of Transport Management
  (ITM) for excellence in fleet sales for the second year in a row.

During 1999, two new Cooper tires and an Avon motorcycle tire were introduced and launched worldwide. In addition, three new tires under the Avon brand were launched in the U.S. and three were launched in Europe.

Our multiple brand strategy provides products to dealers in all tiers and price levels, thus eliminating their need for multiple suppliers. Cooper's unique program offers dealers the convenience of combining purchasing volumes with a minimum of requirements. Our stable of seven proprietary brand lines in conjunction with our Pirelli alliance assures that Cooper customers will have a competitive brand at every tier level. We give our dealer competitive freedom by providing top quality brand lines with the freedom to market, without strings, restrictions or quotas.

Cooper continued with its aggressive national advertising campaign featuring Arnold Palmer in 1999. Under the theme Drive On, extensive print and broadcast advertising was placed on national cable networks including ESPN, CNN and TNT and in consumer print publications including Hot Rod and Sports Afield.

For the second year Cooper Tire will serve as the presenting sponsor of the Bay Hill Invitational golf tournament, March 16-19, 2000. During the tournament in 1999, more than 6.8 million households were reached through coverage on national networks. Because of its strong international field, the tournament is also telecast to overseas audiences.



<continued>

After an extensive search conducted during 1999, a new advertising agency for the tire group was selected. Fahlgren of Dublin, Ohio, was chosen primarily because of its insight into the automotive aftermarket, its dynamic creative team and a disciplined approach to its client relationship. Also, the agency's international capabilities will be an asset as we expand our brand activity around the world.

Although Cooper is generally recognized for leadership in customer service and for our outstanding relationship with dealers, our success in new product development ranks high as well.

In late 1999, we announced our strategic initiative for speed-to-market which we are calling CP6. This acronym refers to our goal of providing new products to our customers from the concept stage to production in 6 months or less. Currently, the industry standard for designing, testing and manufacturing a new tire is 18 to 24 months. Through virtual engineering, automated mold design and our new test center in Pearsall, Texas, we are making significant progress toward CP6. We are already beginning to realize our reduced production cycle capabilities. Two lines introduced in 1999 - the Discoverer A/T and Discoverer H/T - averaged only 12 months from concept to production.

In the tire group, we are into our third successful year of Operational Excellence, a structured "six sigma" approach for continuous improvement. By reducing process variation, we can reduce costs, enhance quality and maximize efficiency. More than 200 employees have been trained to use statistical tools and innovative thinking to enhance day-to-day operations. One key benefit to this approach is the ability to "transfer excellence" between manufacturing facilities. Last year the Findlay plant had success with a gum calender project that reduced the variation in material gauge and on statistical-based centering resulting in faster changeovers. This single project yielded the tire group an annual savings of more than $1.3 million. While short-term benefits include project savings and product improvements, we believe just as important are the long-term benefits achieved through education, teamwork and a focus on continuous improvement.

Oliver Retreading

The similar cultures between Cooper and Oliver will help us expand the company's presence in the commercial truck tire arena - encompassing both the retread and the radial medium truck tire markets.

Our synergies include:

- both companies are known for quality products and strong support of the independent tire dealer
- Cooper's technical expertise and mold-making capabilities, along with those at Oliver, will enhance the company's speed-to-market for the retreading applications
- Oliver's long-term involvement in the commercial truck tire industry, with its capabilities for conducting field product evaluations and marketing directly to end users, will benefit the expansion in the radial medium truck tire market

Oliver Rubber is among the leading providers of retread materials and services in North America. Oliver produces retread materials and process systems, custom rubber processing and equipment and molds. Primary customers include Oliver's distribution dealer network, trucking fleets, Off-the-Road and other retreaders and original equipment manufacturers of rubber products.

Oliver will continue to be headquartered in Athens, Georgia, and be a part of the commercial tire operation which is being led in Findlay.

<continued>

YEAR IN REVIEW

AUTOMOTIVE OPERATIONS

1999 was a year of tremendous change and growth for Cooper's automotive group. With the acquisition of The Standard Products Company in October and Siebe Automotive, which was completed in January 2000, we have assembled a dynamic new team operating under the name Cooper-Standard Automotive. Now globally based with 60 manufacturing locations in 13 countries, and 12 engineering, research and development centers, we are ready to serve the needs of our customers around the world with cutting edge technology and innovative products:

- Sealing Systems
- Fluid Systems
- Noise, Vibration and Harshness (NVH) Control Systems
- Plastics

Cooper-Standard Automotive also continues to maintain a number of joint venture, equity investment and open-exchange technology agreements. These include Nishikawa Rubber Company, Ltd. of Japan in the United States (NISCO) and Mexico (Standard Products de Mexico) and with Jin Young Chemical Company of Korea (Jin Young Standard Inc.). In 1999, Cooper-Standard Automotive earned the following awards and certifications:

- six plants received DaimlerChrysler Gold Pentastar Awards
- the Mitchell, Ontario, plant was named General Motors' supplier of the year for engine and chassis mounts
- the Auburn, Indiana, NVH control systems plant received the 1999 Indiana Governor's Award for Excellence in Recycling
- the Bowling Green, Ohio, sealing systems plant received the Rubber Manufacturers Association safety and health improvement award
- QS-9000 certification was obtained by the new Aguascalientes, Mexico, plant - all Cooper-Standard Automotive locations in North America and England are now QS-9000 certified

NVH control systems will provide all of the engine mounts for the GM Silverado/Sierra pickup and sport utility vehicle, one of the highest volume platforms in the industry.

Innovative Cooper-Standard hydromounts are featured on the new Saturn sedan platform, the first neutral torque axis system Cooper-Standard has manufactured for General Motors. This system achieves superior noise and vibration control characteristics, excellent durability, and a wide range of tuning flexibility.

In the last year, Cooper-Standard secured contracts for bolster springs with Hendrickson, a suspension system supplier for heavy trucks. Bolster springs are less expensive and more durable alternatives to the air springs commonly used on heavy trucks. Cooper also manufactures center beam bushings for Hendrickson trailer and truck suspensions.

Other new business platforms for Cooper-Standard include many popular vehicles such as:

- Chevy Impala             - Chevy S-10
- Chevy Monte Carlo        - GMC Sonoma
- Dodge Dakota Quad Cab    - Isuzu Hombre
- Ford Explorer

The implementation of a Six Sigma strategy is a key to sustained business growth and is a competitive tool for industry leaders. The concept of Six Sigma is to virtually eliminate rejected parts.

<continued>

This business process allows Cooper-Standard Automotive to improve our bottom line by designing and monitoring everyday business activities in ways that minimize waste and resources while increasing customer satisfaction. This strategy is a means to realize the philosophy and values associated with our key initiatives. It provides unity and a common language for continued growth and improved performance. Cooper-Standard Automotive continues to benefit from our Six Sigma strategy now in its third full year of implementation. This strategy has nearly offset the impact of productivity and economic price adjustments experienced during this same time period. An achievement of zero rejections of Cooper-Standard components was made with the launches of the new Chevy Impala and Monte Carlo equipped with Cooper-Standard body sealing systems and the Dodge Dakota Quad Cab truck.

A new plant located in Bielsko Biala in southern Poland was opened in 1999. The plant, which employs more than 120 people, began by supplying Fiat Palio and in January 2000 began production for the GM/Suzuki Sub-S platform. The Polish car market continues to experience rapid growth and is currently the sixth largest market for cars in Europe.

The manufacturing and marketing of plastics products was a new arena for Cooper in 1999, brought on as a result of the Standard Products acquisition. Cooper-Standard now offers a wide range of both commercial and automotive plastic trim. Holm Industries and OEM/Miller are long-time innovators of commercial applications using specialty thermoplastics, magnetic extrusions and corrugated tubing for a large variety of appliance sealing and hose systems. We also produce a variety of thermoplastic extrusion and injection molding technologies used for vehicle exterior trim that both seal and decorate.

Cooper-Standard Automotive recently began manufacturing an innovative barrier hose product. This type of hose combines conventional rubber materials with a thin fluoroplastic barrier layer to reduce evaporative emissions and to meet increasing governmental regulations. We are currently able to provide three-layer and five-layer constructions - both of which can be supplied with or without yarn reinforcement.

In 1999, a 220,000-square-foot expansion of the CooperMex facility was completed for the production of sealing systems for the new Pontiac Aztec and a future Buick SUV. The new facility includes a dual durometer and flock line as well as finishing operations.

At the Auburn plant, an "Adopt-a-Job" program to reduce scrap and machine downtime was initiated. The first eight jobs selected and assigned to engineers for corrective action have resulted in scrap reduction of 50 percent. Other lean manufacturing activities are occurring throughout the organization to help improve performance and reduce waste.

GLOBABL SEALING

The Global Sealing Division, the largest division in Cooper-Standard Automotive, develops, designs, validates and manufactures sealing products and systems for automotive manufacturers around the world. The combination of Cooper and Standard Products has resulted in an expanded presence in 11 countries, which provides our customers with design and manufacturing support for world car platforms. Through our global reach and strategic alliances we are a leading global supplier of sealing systems in the top vehicle producing countries which include the United States, Germany, France, Canada, United Kingdom, Italy, Brazil and Mexico.



<continued>

The blending of Cooper and Standard Products into Cooper-Standard
Automotive offers our global sealing customers several advantages and synergies, including:

- strengthened technological capabilities
- best practices shared between engineering and manufacturing
- global customer relationships and support
- experienced management team and strong international organization

Through joint ventures and open-exchange technology agreements with Nishikawa Rubber Company of Japan and Jin Young Chemical of Korea, we can offer customers even more resources for product diversity around the globe. NISCO, our North American joint venture with Nishikawa, includes three locations in Indiana. We currently have three joint venture facilities with Jin Young Standard located in Incheon, Chung-Ju and Secheon, Korea.

The goal of the Global Sealing Division is to provide products and services that meet or exceed customers' requirements and expectations of quality, reliability, delivery and technological innovation at the lowest competitive price.

                                                            Exhibit (21)

                         COOPER TIRE & RUBBER COMPANY
                                 SUBSIDIARIES
                           AS OF DECEMBER 31, 1999


Cooper Tire & Rubber Company (Parent) (Delaware)
     Alga Investments Company (Georgia)
     Cooper International Holding Corporation (Delaware)
          Cooper International Rubber, Limited (Jamaica)
     Cooper Tire International Trading Company (Cayman Islands) Coopermex, S.A. de C.V. (Mexico)
     North American Rubber, Incoporated (Texas)
     Rio Grande Servaas S.A. de C.V. (Mexico-Maquiladora)
     Sterling Investments Company (Delaware)
     Cooper Tyre & Rubber Company UK Limited (England & Wales)
          Cooper-Avon Pneumatiques Sarl (France)
          Cooper-Avon Reifen (Deutschland) GmbH (Germany)
          Cooper-Avon (Suisse) SA (Switzerland)
          Cooper-Avon Tyres Limited (England & Wales)
               Avon IEC Limited (England & Wales)
               Cooper-Avon International Development Limited
                (England & Wales)
     The Standard Products Company (Ohio)
          Standard Products (Canada) Limited (Canada)
          Standard Products Industriel S.A. (France)
               Technistan GIE (Partnership) (France)
          Oliver Rubber Company (California)
               Admiral Retread Equipment Inc. (Ohio)
                    Admiral Remco Inc. (Ohio)
                    Admiral Heintz, Inc. (Ohio)
          Standard Products Limited (U.K.)
               Standard Products Mould & Tool Co. Limited (U.K.)
          NISCO Holding Co. (Delaware)
               Nishikawa Standard Co. (Partnership) (Delaware) Westborn Service Center Inc. (Michigan)
          Union Trucking Co. (Inactive) (Michigan)
          The Standard Products Funding Corp. (Delaware)
          Standard Products International Inc. (Inactive) (Delaware) Stantech Inc. (Delaware)
          Standard Products Co. Charitable Foundation (Ohio)
          Holm Industries Inc. (Indiana)
               Magnetos Flexibles de Mexico S.A. de C.V. (Mexico) Perfiles Especiales de Plastico S.A. de C.V. (Mexico) Holm KK Extrusions Pvt. Ltd. (India)
               Holm Industries S.A. de C.V. (Mexico-Maquiladora) Plasticos G.H. de Mexico, S.A. de C.V. (Mexico)
          Standard Products Brasil Industria e Comercio Ltda. (Brazil) Standard Products de Mexico S.A. de C.V. (Mexico)
          Jin Young Standard (S. Korea)
          Standard Products Polska Spzo. o. (Poland)
          SPB Comercio e Participacoes Ltda. (Brazil Holding Co.)
               Itatiaia Standard Industrial Ltda. (Brazil)
          Standard Products Foreign Sales Corporation Ltd. (Barbados)

                                                          Exhibit (23)


                    CONSENT OF INDEPENDENT AUDITORS


   We consent to the incorporation by reference in the Registration Statements of Cooper Tire & Rubber Company listed below, and in the Prospectus related to the Forms S-3, of our report dated February 8, 2000, with respect to the consolidated financial statements and schedule of Cooper Tire & Rubber Company included in this Annual Report (Form 10-
K) for the year ended December 31, 1999:

Form S-3    No. 33-44159    $200,000,000 aggregate principal amount of
                               the Company's Debt Securities

            No. 333-89149   Registration of securities not to exceed an
                               initial public offering price of
                               $1,200,000,000

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

            No. 33-47981    Pre-Tax Savings Plan at the Findlay Plant

            No. 33-47982    Pre-Tax Savings Plan at the El Dorado Plant

            No. 33-52499    Pre-Tax Savings Plan (Bowling Green - Hose)

            No. 33-52505    Pre-Tax Savings Plan (Bowling Green - Sealing)

            No. 333-09619   1996 Stock Option Plan

            No. 333-83311   Pre-Tax Savings Plan (Clarksdale)

            No. 333-83309   1998 Employee Stock Option Plan
                            1998 Incentive Compensation Plan

            No. 333-83589   1998 Non-Employee Directors Compensation
                               Deferral Plan

            No. 333-84815   Thrift & Profit Sharing Plan

            No. 333-84813   Texarkana Pre-Tax Savings Plan

            No. 333-84793   Pre-Tax Savings Plan at the Auburn Plant

            No. 333-84811   Pre-Tax Savings Plan at the Findlay Plant

            No. 333-84807   Pre-Tax Savings Plan at the El Dorado Plant

            No. 333-84803   Pre-Tax Savings Plan (Bowling Green - Hose)

            No. 333-84805   Pre-Tax Savings Plan (Bowling Green - Sealing)

<continued>

                                                  /s/ Ernst & Young LLP
                                                  ---------------------
                                                  ERNST & YOUNG LLP

Toledo, Ohio
March 17, 2000

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

   Executed at Findlay, Ohio this 8th day of February, 2000.


/s/ Arthur H. Aronson                   /s/ Thomas A. Dattilo
---------------------------             -----------------------------
Arthur H. Aronson, Director             Thomas A. Dattilo, President,
                                        Principal Operating Officer,
                                        and Director

/s/ Edsel D. Dunford                    /s/ John Fahl
---------------------------             ---------------------------
Edsel D. Dunford, Director              John Fahl, Director


/s/ Deborah M. Fretz                    /s/ Dennis J. Gormley
---------------------------             ---------------------------
Deborah M. Fretz, Director              Dennis J. Gormley, Director


/s/ Stan C. Kaiman                      /s/ John F. Meier
---------------------------             ---------------------------
Stan C. Kaiman, Secretary               John F. Meier, Director


/s/ Byron O. Pond                       /s/ Patrick W. Rooney
---------------------------             ------------------------------
Byron O. Pond, Director                 Patrick W. Rooney, Chairman of
                                        the Board, Principal Executive
                                        Officer, and Director


/s/ Ronald L. Roudebush                 /s/ John H. Shuey
-----------------------------           ------------------------------
Ronald L. Roudebush, Director           John H. Shuey, Director


/s/ Philip G. Weaver                    /s/ Eileen B. White
--------------------------------        ------------------------------
Philip G. Weaver, Vice President        Eileen B. White, Principal
and Principal Financial Officer         Accounting Officer and
                                        Corporate Controller







(continued)

STATE OF OHIO    )
                 )ss.
COUNTY OF HANCOCK)


On this 8th day of February, 2000, before me, a Notary Public in and for the State and County aforesaid, personally appeared Arthur H. Aronson, Thomas A. Dattilo, Edsel D. Dunford, John Fahl, Deborah M. Fretz, Dennis
J. Gormley, Stan C. Kaiman, John F. Meier, Byron O. Pond, Patrick W. Rooney, Ronald L. Roudebush, John H. Shuey, Philip G. Weaver, and Eileen
B. White, known to me to be the persons whose names are subscribed in the within instrument and who acknowledged to me that they executed the same.

IN WITNESS WHEREOF, I have hereunto set my hand and affixed my official seal the day and year in this certificate first above written.


                                 /s/ Kathy A. Morrison
                                 -------------------------------------
                                 Kathy A. Morrison, Notary Public
                                 State of Ohio
                                 My commission expires October 6, 2002

(SEAL)

                                                           Exhibit (24)

                           POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that the undersigned does hereby, for and on behalf of Cooper Tire & Rubber Company in accordance with the certain resolution of the Board of Directors adopted February 8, 2000, constitute and appoint Patrick W. Rooney, or Thomas A. Dattilo, or John Fahl, or Stan C. Kaiman, as its attorney with full power of substitution and resubstitution for and in its name, place and stead, to sign and file with the Securities and Exchange Commission an Annual Report on Form 10-K pursuant to the Securities Act of 1934, as amended, together with any and all amendments and exhibits thereto, and all applications, instruments or documents to be filed with the Securities and Exchange Commission pertaining to the filing of such report, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary to be done in the premises, hereby ratifying and approving the acts of said attorney or any such substitute.

     Executed at Findlay, Ohio this 8th day of February, 2000.

ATTEST:                                 COOPER TIRE & RUBBER COMPANY


/s/ Stan C. Kaiman                      /s/ Patrick W. Rooney
-------------------------               -----------------------------
Stan C. Kaiman                          Patrick W. Rooney
Secretary                               Chairman of the Board
                                        and Chief Executive Officer


STATE OF OHIO    )
                 )ss.
COUNTY OF HANCOCK)

     On this 8th day of February, 2000, before me, a Notary Public in and for the State and County aforesaid, personally appeared Patrick W. Rooney and Stan C. Kaiman, known to me to be the persons whose names are subscribed in the foregoing instrument and acknowledged to me that they executed the same.

     IN WITNESS WHEREOF, I have hereunto set my hand and affixed my official seal the day and year in this certificate first above written.


                                 /s/ Kathy A. Morrison
                                 ----------------------------------
                                 Kathy A. Morrison, Notary Public
                                 State of Ohio
                                 My commission expires October 6, 2002

(SEAL)