Form 10-Q
period 2000-03-31
COOPER TIRE & RUBBER CO
filed 2000-05-02
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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


                        Yes (X)              No (   )





              Number of shares of common stock of registrant outstanding at April 28, 2000:  73,806,152

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                       COOPER TIRE & RUBBER COMPANY
                   CONDENSED CONSOLIDATED BALANCE SHEETS
          (Dollar amounts in thousands except per-share amounts)
     March 31,
                                                  December 31,     2000
                                                      1999      (Unaudited)
                                                  ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                       $   71,127    $   47,990
  Accounts receivable, less allowances
    of $9,319 in 1999 and $15,690 in 2000            545,155       678,172
  Inventories at lower of cost (last-in,
    first-out) or market:
      Finished goods                                 168,290       185,695
      Work in process                                 25,185        33,790
      Raw materials and supplies                      80,488        81,007
                                                   ---------     ---------
                                                     273,963       300,492
  Prepaid expenses and deferred income taxes          55,183        75,864
                                                   ---------     ---------
        Total current assets                         945,428     1,102,518
Property, plant and equipment - net                1,227,069     1,340,932
Goodwill, net of accumulated amortization
  of $2,550 in 1999 and $6,731 in 2000               433,312       534,811
Intangibles and other assets                         151,836       164,363
                                                   ---------     ---------
                                                  $2,757,645    $3,142,624
LIABILITIES AND STOCKHOLDERS' EQUITY               =========     =========
Current liabilities:
  Notes payable                                   $   13,148    $  260,428
  Accounts payable                                   175,686       222,222
  Accrued liabilities                                188,038       235,123
  Income taxes                                         5,100        26,951
  Current portion of long-term debt                   13,893        14,308
                                                   ---------     ---------
        Total current liabilities                    395,865       759,032
Long-term debt                                     1,046,463     1,046,515
Postretirement benefits other than pensions          181,267       184,253
Other long-term liabilities                           61,409        56,641
Deferred income taxes                                 97,007       112,410
Stockholders' equity:
  Preferred stock, $1 par value; 5,000,000 shares
    authorized; none issued                                -             -
  Common stock, $1 par value; 300,000,000 shares
    authorized; (83,799,352 in 1999)
     83,800,152 shares issued                         83,799        83,800
  Capital in excess of par value                       3,538         3,545
  Retained earnings                                1,049,599     1,073,140
  Cumulative other comprehensive loss                 (6,053)       (9,994)
                                                   ---------     ---------
                                                   1,130,883     1,150,491
  Less:  (7,989,600 in 1999) 8,913,600 common
          shares in treasury at cost                (155,249)     (166,718)
                                                   ---------     ---------
         Total stockholders' equity                  975,634       983,773
                                                   ---------     ---------
                                                  $2,757,645    $3,142,624
                                                   =========     =========
See accompanying notes.

                      COOPER TIRE & RUBBER COMPANY
                   CONSOLIDATED STATEMENTS OF INCOME
               THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                             (UNAUDITED)
         (Dollar amounts in thousands except per-share amounts)

                                                 1999              2000
                                               --------          --------

Net sales                                      $467,887          $922,265
Cost of products sold                           382,493           787,584
                                                -------           -------
Gross profit                                     85,394           134,681

Amortization of goodwill                              -             4,212
Selling, general and administrative              32,092            58,264
                                                -------           -------
Operating profit                                 53,302            72,205

Interest expense                                  3,903            23,922
Other-net                                          (225)           (3,359)
                                                -------           -------
Income before income taxes                       49,624            51,642

Provision for income taxes                       18,233            20,140
                                                -------           -------
Net income                                       31,391            31,502

Other comprehensive loss:
  Currency translation adjustment                (2,552)           (3,941)
                                                 ------            ------
Comprehensive income                            $28,839           $27,561
                                                 ======            ======

Basic and diluted earnings per share               $.41              $.42
                                                    ===               ===

Weighted average number of
 shares outstanding (000's)                      75,877            75,728
                                                 ======            ======

Dividends per share                               $.105             $.105
                                                   ====              ====

See accompanying notes.

                       COOPER TIRE & RUBBER COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                              (UNAUDITED)
                     (Dollar amounts in thousands)
                                                1999            2000
                                              --------        --------
Operating activities:
  Net income                                   $31,391         $31,502
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation                               25,650          43,280
     Amortization of goodwill and other
      intangibles                                  419           4,888
     Deferred income taxes                      (1,861)          7,147
  Changes in operating assets
   and liabilities:
     Accounts receivable                       (21,543)        (80,512)
     Inventories and prepaid expenses           (6,813)        (24,885)
     Accounts payable and
      accrued liabilities                      (10,556)         35,381
     Other liabilities                           9,658          22,316
                                               -------         -------
       Net cash provided by
        operating activities                    26,345          39,117
Investing activities:
  Property, plant and equipment                (39,304)        (48,700)
  Acquisition of business                            -        (250,338)
  Other                                              -           2,022
                                               -------         -------
       Net cash used in investing
        activities                             (39,304)       (297,016)
Financing activities:
  Issuance of debt                               1,072         262,952
  Payment on debt                                  (72)        (16,718)
  Purchase of treasury shares                        -          (4,298)
  Payment of dividends                          (7,963)         (7,960)
  Issuance of common shares                        336               7
                                               -------         -------
       Net cash provided by (used in)
        financing activities                    (6,627)        233,983

Effects of exchange rate changes on cash           914             779
                                               -------         -------

Changes in cash and cash equivalents           (18,672)        (23,137)

Cash and cash equivalents at
  beginning of period                           41,966          71,127
                                               -------         -------
Cash and cash equivalents at
  end of period                                $23,294         $47,990
                                               =======         =======
Cash payments for interest                     $ 8,067         $11,832
                                               =======         =======
Cash payments for income taxes                 $ 5,567         $ 2,486
                                               =======         =======

See accompanying notes.

                      COOPER TIRE & RUBBER COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements at March 31, 2000 and for the three-month periods ended March 31, 1999 and 2000 are unaudited and include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and, therefore, do not contain all information and footnotes normally contained in annual financial statements; accordingly, they should be read in conjunction with the Financial Statements and notes thereto appearing in the Annual Report on Form 10-K of the Company for the year ended December 31, 1999.


2. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of those to be expected for the year ending December 31, 2000.


3.   Information on the Company's operating segments is as follows:

                                                Three months ended March 31
                                                  1999               2000
                                                --------           --------
       Revenues from external customers:
         Tire                                   $352,062           $445,344
         Automotive                              115,825            484,679
         Eliminations                                  -             (7,758)
                                                 -------            -------
         Net sales                              $467,887           $922,265

       Segment profit:
         Tire                                   $ 37,197           $ 45,109
         Automotive                               16,105             27,096
                                                 -------            -------
                                                  53,302             72,205
         Other                                    (3,678)           (20,563)
                                                 -------            -------
         Income before income taxes             $ 49,624           $ 51,642


4. In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The FASB
has since issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This pronouncement amended SFAS No. 133 to defer its effective date to years beginning after June 15, 2000. The Company is currently evaluating the effect of the provisions of this Statement on its accounting and reporting policies, but does not anticipate adoption of this Statement will have a material effect on the Company's consolidated financial position or results of operations.

    In September 1999, the Emerging Issues Task Force reached a consensus on Issue 99-5, "Accounting for Pre-Production Costs Related to Long-Term
Supply Arrangements." This issue addresses the accounting treatment for pre-production costs incurred by original equipment manufacturers (OEM) suppliers to perform certain services related to the design and development of the parts they will supply the OEM as well as the design and development costs to build molds, dies and other tools that will be used in producing the parts. This consensus had no material effect on the Company's consolidated financial position or results of operations.

5. The Company completed its acquisition of Siebe Automotive ("Siebe"), the automotive fluid handling division of Invensys plc, on January 28, 2000 for a price of $244.5 million. Additional transaction costs of $5.8 million were incurred to complete the acquisition. The Company financed the acquisition by issuing commercial paper. Siebe is headquartered in Southfield, Michigan and manufactures automotive fluid handling systems, components, modules and sub-systems for sale to the world's automotive original equipment manufacturers and large Tier 1 suppliers. The purchase includes the operating assets of Siebe Automotive, with 16 operating locations extending across North and South America, Europe and Australia.

    The Company's consolidated financial results and financial position subsequent to the date of the acquisition reflect Siebe operations. The acquisition does not meet the SEC thresholds for a significant acquisition and therefore no pro forma financial information is presented.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Consolidated net sales for the three months ended March 31, 2000 reached a new first quarter record totaling $922 million, an increase of 97 percent over the first quarter of 1999. The acquisitions of The Standard Products Company ("Standard") and Siebe Automotive ("Siebe") added $397 million in sales for the quarter.

Net income was $32 million for the first quarter of 2000, slightly higher than the $31 million generated for the same period in 1999.

Selling, general and administrative expenses were 6.3 percent of net sales for the quarter, compared to 6.9 percent one year ago.

Business Segments

Tire Segment

Sales

Sales for the Tire segment, at $445 million for the first quarter, increased $93 million, or 27 percent, from 1999. First quarter sales of Oliver Rubber Company, which was acquired as part of the Company's acquisition of Standard, were $42 million. Tire unit sales were up 13 percent over the same period in 1999, due primarily to strong demand for Cooper's proprietary and certain private brand products.

Operating Profit

Operating profit increased 21 percent from $37 million in the first quarter of 1999 to $45 million in 2000. Operating margin was 10.1 percent in 2000, a decline from 10.6 percent in 1999. Higher raw material costs, due primarily to increases in the price of petroleum, were the principal reasons for the decline in margin.

Automotive Segment

Sales

Automotive sales increased more than three times, from $116 million in the first quarter of 1999 to $485 million in 2000. First quarter sales from Standard's automotive businesses and two months of Siebe totaled $355 million. North American light vehicle production was up 7.1 percent over the same period in the prior year, contributing to strong first quarter sales for the Automotive group.

Operating Profit

Operating profit increased 68 percent from the first quarter of 1999. Operating margin, however, declined from 13.9 percent in 1999 to 5.6 percent in 2000.

Margin in Standard's operations continued to be adversely affected by production difficulties experienced at one of Standard's automotive plastic trim facilities. On February 8, 2000 the Company announced that it is exploring strategic options for its Plastics Division, which includes the affected facility. The business creating those production difficulties was sold on April 28, 2000. The elimination of the losses from that business is expected to improve the future operating performance of the Automotive Group.

Margin was also adversely affected by ongoing costs associated with the Company's efforts to close one of its manufacturing facilities in France, and by continued low volume in Brazil, where economic difficulties have depressed the level of automotive production. The Company did substantially complete the closure of the French facility at the end of the quarter.

Other

Interest expense was $24 million in the first quarter of 2000 compared to $4 million in the same period for 1999, reflecting the higher debt levels incurred to finance the acquisitions of Standard and Siebe.

Other income at $3 million increased from $200,000 in 1999. The increase is attributed to fluctuations in foreign currency gains and losses and income from equity investees.

The effective income tax rate of 39.0 percent in 2000 is higher than the 36.7 percent in 1999. The increase in the rate reflects the impact of nondeductible goodwill attributable to the acquisitions of Standard and Siebe.

Liquidity and Capital Resources

Working capital at $343 million is down from December 31, 1999 and March 31, 1999. The current ratio of 1.5 is down from 2.4 at December 31, 1999 and 2.9 at March 31, 1999. Long-term debt, as a percent of total capitalization is
51.6 percent compared to 18.7 percent one year ago. These changes reflect the increases in both short-term and long-term debt levels related to the acquisitions of Standard and Siebe.

Net cash provided by operating activities of $39 million during the first three months of 2000 is higher than the $26 million for the three-month period one year ago. Net income, adjusted for non-cash charges, increased $31 million.

Net cash used in investing activities during the first quarter reflects the acquisition of Siebe for $250 million. Capital expenditures for the quarter were $49 million compared to $39 million in last year's quarter.

Financing activities for the three month period provided cash of $234 million. Commercial paper of $263 million was issued during the quarter primarily related to the acquisition of Siebe. In May 1997 the Board approved an authorization to repurchase 5,000,000 of the Company's common shares. The Company purchased 924,000 of its common shares in March and 1,086,400 of its common shares in April, completing the repurchase of all 5,000,000 shares authorized. The cost of the repurchases made in March and April was $25.9 million.

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

Part II.  OTHER INFORMATION

Item 6(a).  Exhibits.

       (10) Amendment No. 1 to the Credit Agreement (270 Day) dated as of January 21, 2000 by and among Cooper Tire & Rubber Company, a
Delaware Corporation, and the Banks and PNC Bank, National
Association, as agent for the Banks


       (27)  Financial Data Schedule


Item 6(b).  Reports on Form 8-K.

A Form 8-K/A was filed January 10, 2000 related to the Company's completion of the acquisition of The Standard Products Company on October 27, 1999

A Form 8-K was filed February 11, 2000 related to the Company's redefined measurement of segment profit to exclude interest expense and foreign currency gains/losses

A Form 8-K was filed February 11, 2000 related to the retirement of the Company's chairman of the board and chief executive officer, Patrick W. Rooney

A Form 8-K was filed February 11, 2000 related to the Company's completion of the acquisition of Siebe Automotive on January 28, 2000

A Form 8-K was filed April 25, 2000 related to the Company's announcement of a definitive agreement to sell a portion of its automotive plastics division to Plastech Engineered Products, Inc.

A Form 8-K was filed May 1, 2000 related to the Company's announcement of Thomas A. Dattilo's assumption of the roles of chairman, president and chief executive officer

                                  SIGNATURES

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

                                             COOPER TIRE & RUBBER COMPANY





                                             /S/ P. G. Weaver
                                             ---------------------
                                             P. G. Weaver
                                             Vice President and Chief
                                             Financial Officer
                                             (Principal Financial Officer)






                                             /S/ E. B. White
                                             -----------------
                                             E. B. White
                                             Corporate Controller
                                             (Principal Accounting Officer)


      May 2, 2000
      --------------
          (Date)

                               INDEX TO EXHIBITS
                                  DESCRIPTION


Part II. Item 6(a).

 (10) Amendment No. 1 to the Credit Agreement (270 Day) dated as of January 21, 2000 by and among Cooper Tire & Rubber Company, a Delaware
Corporation, and the Banks and PNC Bank, National Association, as agent for the Banks

 (27) Financial Data Schedule

                    AMENDMENT NO. 1 TO CREDIT AGREEMENT
                                  (270 Day)


          THIS AMENDMENT NO. 1 TO CREDIT AGREEMENT (270 Day) dated as of January 21, 2000 (this "Amendment No. 1"), by and among COOPER TIRE & RUBBER COMPANY, a Delaware corporation (as more fully defined in the Original Credit Agreement referred to below, the "Borrower"), and the Banks (as defined in the Original Credit Agreement) and PNC BANK, NATIONAL ASSOCIATION, as agent for the Banks under the Original Credit Agreement (in such capacity, as more fully defined in the Original Credit Agreement, the "Agent"), with respect to that certain Credit Agreement (270 Day) dated as of October 15, 1999, by and among the Borrower, the Banks and the Agent (such Credit Agreement (270 Day) is herein referred to as the "Original Credit Agreement").

                                 WITNESSETH:

            WHEREAS, the Borrower has requested an amendment of certain covenants contained in the Original Credit Agreement; and the Banks and the Agent have agreed to certain amendments to the Original Credit Agreement upon the terms and conditions set forth herein.

            NOW THEREFORE, in consideration of the premises (each of which is incorporated herein by reference), the Borrower, the Banks and the Agent, intending to be legally bound hereby, agree as follows:

                                ARTICLE I
                  AMENDMENTS TO ORIGINAL CREDIT AGREEMENT

            Section 1.01. Amendment to Section 1.1 of the Original Credit Agreement. The following definitions set forth in Section 1.1 of the Original Credit Agreement are amended and restated to read as follows:

"Applicable Margin" shall mean for each Revolving Credit Loan the rate per annum determined from time to time based upon the Ratings in effect by S&P and Moody's set forth under the relevant column heading below opposite such
Ratings:


                                RATINGS
                                                      Applicable Margin
                                                 (in basis points per annum)
         S&P/Moody's                                  Euro-Rate Option
---------------------------                     ---------------------------
A+/A1 or higher                                           18.5
A/A2                                                      30.0
A-/A3                                                     41.5
BBB+/Baa1                                                 52.5
BBB/Baa2                                                  62.5
BBB-/Baa3 or lower                                        72.5

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

"Facility Fee Rate" shall mean the rate per annum determined from time to time based upon the Ratings in effect by S&P and Moody's set forth under the relevant column heading below opposite such Ratings:

                           RATINGS
     S&P/Moody's                               Facility Fee Rate
                                          (in basis points per annum)
----------------------                    ---------------------------
A+/A1 or higher                                      6.5
A/A2                                                 7.5
A-/A3                                                8.5
BBB+/Baa1                                           10.0
BBB/Baa2                                            12.5
BBB-/Baa3 or lower                                  15.0

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

               "Loan Documents" shall mean this Agreement, the Revolving Credit Notes, the Requests for Disbursements, the Amendment No. 1 Loan Documents and any other instruments, certificates or documents delivered or contemplated to be delivered hereunder or thereunder or in connection herewith or therewith, as the same may be supplemented or amended from time to time in accordance herewith or therewith; and "Loan Document" shall mean any of the Loan Documents.

          Section 1.02. Addition of Definitions to Section 1.1 of the Original Credit Agreement. The following definitions are hereby added to
Section 1.1 of the Original Credit Agreement and shall be inserted in their correct alphabetical order:

               "Amendment No. 1" shall mean that certain Amendment No. 1 to Credit Agreement (270 Day) dated as of January 21, 2000, by and among the Borrower, the Agent and the Banks, together with all schedules and exhibits attached hereto.

               "Amendment No. 1  Closing Date" shall mean January 21, 2000.

               "Amendment No. 1 Loan Documents" shall mean this Amendment No. 1, and any other documents delivered or contemplated to be delivered hereunder or thereunder or in connection herewith or therewith, as the same may be supplemented or amended from time to time in accordance herewith or therewith; and the term "Amendment No. 1 Loan Document" shall mean any of the Amendment No. 1 Loan Documents.

          Section 1.03. Amendment to Section 5.1 of the Original Credit Agreement. The Section 5.1 of the Original Credit Agreement is amended and restated to read as follows:

     Percentage of Consolidated Indebtedness to Consolidated Capitalization. The Borrower shall not, at any time on or prior to December 31, 2000, allow its Consolidated Indebtedness to be greater than sixty-five percent (65%) of the sum of (i) Consolidated Indebtedness plus (ii) Consolidated Stockholder's Equity. The Borrower shall not, at any time on or after January 1, 2001 but prior to January 1, 2003, allow its Consolidated Indebtedness to be greater than sixty percent (60%) of the sum of (i) Consolidated Indebtedness plus (ii) Consolidated Stockholder's Equity. The Borrower shall not, at any time on or after January 1, 2003, allow its Consolidated Indebtedness to be greater than fifty-five percent (55%) of the sum of (i) Consolidated Indebtedness plus (ii) Consolidated Stockholder's Equity.

          Section 1.04. No Other Amendments. The amendments to the Original Credit Agreement set forth in Sections 1.01 through and including
1.03 of this Amendment No. 1 do not either implicitly or explicitly alter, waive or amend, except as expressly provided in this Amendment No. 1, the provisions of the Original Credit Agreement. The amendments set forth in Sections 1.01 through and including 1.03 of this Amendment No. 1 do not waive, now or in the future, compliance with any other covenant, term or condition to be performed or complied with nor does it impair any rights or remedies of the Banks or the Agent under the Original Credit Agreement with respect to any such violation.

                                ARTICLE II
               BORROWER'S SUPPLEMENTAL REPRESENTATIONS

          As an inducement to the Banks and the Agent to enter into this Amendment No. 1, the Borrower hereby represents and warrants that:

          Section 2.01. Incorporation by Reference. The Borrower hereby repeats herein for the benefit of the Banks and the Agent the representations and warranties made by the Borrower in Article III of the Original Credit Agreement, except that for purposes hereof such representations and warranties shall be deemed to extend to and cover this Amendment No. 1.

                                ARTICLE III
                               MISCELLANEOUS

          Section 3.01. Ratification of Terms. This Amendment No. 1 shall be construed in connection with and as part of the Original Credit Agreement; and the Original Credit Agreement is hereby amended and modified to include this Amendment No. 1. Except as expressly amended by this Amendment No. 1, the Original Credit Agreement and each and every representation, warranty, covenant, term and condition contained therein is specifically ratified and confirmed.

          Section 3.02. References. All notices, communications, agreements, certificates, documents or other instruments executed and delivered after the execution and delivery of this Amendment No. 1 may refer to the Original Credit Agreement without making specific reference to this Amendment No. 1, but nevertheless all such references shall include this Amendment No. 1 unless the context requires otherwise.

          Section 3.03. Counterparts. This Amendment No. 1 may be executed in any number of counterparts, and by the different parties hereto on separate counterparts, each of which when so executed and delivered shall be an original, but all of which together shall constitute one and the same instrument. Delivery of an executed counterpart of a signature page to this Amendment No. 1 by telecopier shall be effective as of delivery of a manually executed counterpart of this Amendment No. 1.

          Section 3.04. Capitalized Terms. Except for proper nouns and as otherwise defined herein, capitalized terms used herein shall have the meanings ascribed to them in the Original Credit Agreement, as amended hereby.

          Section 3.05. Conditions Precedent. It shall be a condition precedent to the effectiveness of this Amendment No. 1 and to the amendment of terms of the Original Credit Agreement as herein set forth that:

            (i) The Agent shall have received on behalf of the Banks, on or before the Amendment Effective Date (as hereinafter defined) the following items, each, unless otherwise indicated, dated on or before the Amendment Effective Date and in form and substance satisfactory to the Agent and its counsel:

               (A)     A duly executed counterpart original of this Amendment
No. 1;

               (B) A certified copy of the corporate action of the Borrower authorizing the execution and delivery of, and performance under, this Amendment No. 1 and the other Amendment No. 1 Loan Documents to which it is a party;

               (C) A certificate of the secretary or assistant secretary of the Borrower certifying the names of the persons authorized to sign this Amendment No. 1 and the other Amendment No. 1 Loan Documents to which it is a party, and all other documents and certificates delivered hereunder together with the true signatures of such persons;

               (D) A certificate of the Chief Financial Officer of the Borrower certifying that the statements set forth in Section 3.05(ii) of this Amendment No. 1, as of the Amendment No. 1 Closing Date, are true and correct;

               (E) There shall be delivered to the Agent for the benefit of each Bank a written opinion of Richard D. Teeple, vice president and general counsel for the Borrower, dated the Amendment No. 1 Closing Date as to such matters and in form and substance satisfactory to the Agent and its counsel;

               (F) No event has occurred to the Borrower which would reasonably be likely to have a Material Adverse Effect on the Borrower; and there shall be delivered to the Agent for the benefit of each Bank and the Agent a certificate dated the Closing Date and signed by the Chief Executive Officer, President, Chief Financial Officer or
Vice President of the Borrower to such effect;

            (ii) The following statements shall be true and correct on the Amendment Effective Date and the Agent shall have received a certificate signed by an authorized officer of the Borrower, dated the Amendment Effective Date, stating that:

               (A)     the representations and warranties contained in Section
2.01 of this Amendment No. 1 and in the other Loan Documents with respect to the Borrower are true and correct on and as of the Amendment Effective Date as though made on and as of such date;

               (B) no Event of Default, or event which, with the passage of time or the giving of notice or both, would become an Event of Default, has occurred and is continuing, or would result from the execution of this Amendment No. 1;

               (C) the Borrower has in all material respects performed all agreements, covenants and conditions required to be performed on or prior to the date hereof under the Agreement and the other Loan Documents;

For purposes of this Amendment No. 1 the term "Amendment Effective Date" means the date on which the Agent and its counsel has determined that each of the conditions set forth in this Section 3.05 have been satisfied by the Borrower or waived by the Banks or the Agent, as the case may be.

          Section 3.06. Amendment Effective Date. From and after the Amendment Effective Date, all references in the Original Credit Agreement and each of the other Loan Documents to the Agreement shall be deemed to be references to the Original Credit Agreement as amended hereby.

          Section 3.07. Certain Taxes. The Borrower agrees to pay, and save the Agent and the Banks harmless from, all liability for any stamp or other taxes which may be payable with respect to the execution of this Amendment No. 1, the other Amendment No. 1 Loan Documents or any other documents, instruments or transactions pursuant to or in connection herewith or therewith, which obligation shall survive the termination of this Amendment No. 1.

          Section 3.08. Costs and Expenses. The Borrower hereby agrees to pay all reasonable out-of-pocket costs and expenses of the Agent (including, without limitation, the reasonable fees and the disbursements of the Agent's special counsel, Tucker Arensberg, P.C.) in connection with the preparation, execution and delivery of this Amendment No. 1 and the related documents.

          Section 3.09. Severability. Any provision of this Amendment No. 1 which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or enforceability without invalidating the remaining portions hereof or affecting the validity or enforceability of such provision in any other jurisdiction.

          Section 3.10. Governing Law. Amendment No. 1 shall be a contract made under and governed by the laws of the Commonwealth of Pennsylvania.

          Section 3.11. Headings. The headings of this Amendment No. 1 are for purposes of reference only and shall not limit or otherwise affect the meaning thereof.

          IN WITNESS WHEREOF, the parties hereto, with the intent to be legally bound hereby, have caused this Amendment No. 1 to be duly executed by their proper and duly authorized officers as of the day and year first above written.

                                             Borrower:

ATTEST                        (SEAL)         COOPER TIRE & RUBBER COMPANY, a
Delaware corporation


By:                                          By:
   -----------------------------                -----------------------------
Name:                                        Name:
     ---------------------------                  ---------------------------
Title:                                       Title:
      --------------------------                   --------------------------


                                             By:
                                                -----------------------------
                                             Name:
                                                  ---------------------------
                                             Title:
                                                   --------------------------

                                             Agent:

                                             PNC BANK, NATIONAL ASSOCIATION,
                                             in its capacity as Agent


                                              By:
                                                 ----------------------------
                                              Name:
                                                   --------------------------
                                              Title:
                                                    -------------------------

                                              Banks:

                                              PNC BANK, NATIONAL ASSOCIATION


                                              By:
                                                 ----------------------------
                                              Name:
                                                   --------------------------
                                              Title:
                                                    -------------------------

        [SIGNATURES FOR OTHER BANKS SET FORTH ON THE FOLLOWING PAGE]

                   [SIGNATURE FOR OTHER BANKS SET FORTH BELOW]

                                              Banks Cont.:

                                              NATIONAL CITY BANK


                                              By:
                                                 -----------------------------
                                              Name:
                                                   ---------------------------
                                              Title:
                                                    --------------------------


                                              BANK OF AMERICA, N.A.


                                              By:
                                                 -----------------------------
                                              Name:
                                                   ---------------------------
                                              Title:
                                                    --------------------------


                                              THE CHASE MANHATTAN BANK


                                              By:
                                                 -----------------------------
                                              Name:
                                                   ---------------------------
                                              Title:
                                                    --------------------------


                                              BANK ONE, MICHIGAN


                                              By:
                                                 -----------------------------
                                              Name:
                                                   ---------------------------
                                              Title:
                                                    --------------------------