Form 10-Q
period 2000-06-30
COOPER TIRE & RUBBER CO
filed 2000-08-10
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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


                        Yes (X)              No (   )





              Number of shares of common stock of registrant outstanding at August 4, 2000:  72,537,869

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                       COOPER TIRE & RUBBER COMPANY
                   CONDENSED CONSOLIDATED BALANCE SHEETS
           (Dollar amounts in thousands except per-share amounts)
                                                                 June 30,
                                                  December 31,     2000
                                                      1999      (Unaudited)
                                                  ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                       $   71,127    $   24,994
  Accounts receivable, less allowances
    of $9,319 in 1999 and $13,292 in 2000            545,155       679,162
  Inventories at lower of cost (last-in,
    first-out) or market:
      Finished goods                                 168,290       224,007
      Work in process                                 25,185        31,551
      Raw materials and supplies                      80,488        69,266
                                                   ---------     ---------
                                                     273,963       324,824
  Prepaid expenses, deferred income taxes and other   55,183        84,978
                                                   ---------     ---------
        Total current assets                         945,428     1,113,958
Property, plant and equipment - net                1,227,069     1,289,996
Goodwill, net of accumulated amortization of
  $2,550 in 1999 and $10,411 in 2000                 433,312       471,500
Intangibles and other assets                         151,836       234,193
                                                   ---------     ---------
                                                  $2,757,645    $3,109,647
LIABILITIES AND STOCKHOLDERS' EQUITY               =========     =========
Current liabilities:
  Notes payable                                   $   13,148    $  189,032
  Accounts payable                                   175,686       211,788
  Accrued liabilities                                188,038       238,425
  Income taxes                                         5,100        18,814
  Current portion of debt                             13,893        13,866
                                                   ---------     ---------
        Total current liabilities                    395,865       671,925
Long-term debt                                     1,046,463     1,046,150
Postretirement benefits other than pensions          181,267       183,116
Other long-term liabilities                           61,409        59,340
Deferred income taxes                                 97,007       182,726
Stockholders' equity:
  Preferred stock, $1 par value; 5,000,000 shares
    authorized; none issued                                -             -
  Common stock, $1 par value; 300,000,000 shares
    authorized; (83,799,352 in 1999) 83,821,219
    shares issued                                     83,799        83,821
  Capital in excess of par value                       3,538         3,747
  Retained earnings                                1,049,599     1,100,864
  Cumulative other comprehensive income               (6,053)      (26,155)
                                                   ---------     ---------
                                                   1,130,883     1,162,277
  Less:  (7,989,600 in 1999) 11,211,400 common
          shares in treasury at cost                (155,249)     (195,887)
                                                   ---------     ---------
         Total stockholders' equity                  975,634       966,390
                                                   ---------     ---------
                                                  $2,757,645    $3,109,647
                                                   =========     =========
See accompanying notes.

                      COOPER TIRE & RUBBER COMPANY
                   CONSOLIDATED STATEMENTS OF INCOME
               THREE MONTHS ENDED JUNE 30, 1999 AND 2000
                             (UNAUDITED)
        (Dollar amounts in thousands except per-share amounts)

                                                 1999              2000
                                               --------          --------
Net sales                                      $495,352          $886,652
Cost of products sold                           398,016           741,373
                                                -------           -------
Gross profit                                     97,336           145,279

Amortization of goodwill                              -             4,471
Selling, general and administrative              33,796            57,622
                                                -------           -------
Operating profit                                 63,540            83,186

Interest expense                                  3,596            25,376
Other - net                                         347              (362)
                                                -------           -------
Income before income taxes                       59,597            58,172

Provision for income taxes                       21,641            22,697
                                                -------           -------
Net income                                       37,956            35,475

Other comprehensive loss:
  Currency translation adjustment                (1,426)          (16,160)
                                                -------           -------
Comprehensive income                           $ 36,530          $ 19,315
                                                =======           =======

Basic and diluted earnings per share               $.50              $.48
                                                    ===               ===

Weighted average number of
 shares outstanding (000's)                      75,913            73,678
                                                 ======            ======

Dividends per share                               $.105             $.105
                                                   ====              ====

See accompanying notes.

                      COOPER TIRE & RUBBER COMPANY
                   CONSOLIDATED STATEMENTS OF INCOME
                SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                             (UNAUDITED)
          (Dollar amounts in thousands except per-share amounts)

                                                 1999             2000
                                               --------        ----------
Net sales                                      $963,239        $1,808,917
Cost of products sold                           780,509         1,528,957
                                                -------         ---------
Gross profit                                    182,730           279,960

Amortization of goodwill                              -             8,683
Selling, general and administrative              65,888           115,886
                                                -------         ---------
Operating profit                                116,842           155,391

Interest expense                                  7,499            49,298
Other - net                                         122            (3,721)
                                                -------         ---------
Income before income taxes                      109,221           109,814

Provision for income taxes                       39,874            42,837
                                                -------         ---------
Net income                                       69,347            66,977

Other comprehensive loss:
  Currency translation adjustment                (3,978)          (20,101)
                                                -------         ---------
Comprehensive income                           $ 65,369        $   46,876
                                                =======         =========

Basic and diluted earnings per share               $.91              $.90
                                                    ===               ===

Weighted average number of
 shares outstanding (000's)                      75,895            74,703
                                                 ======            ======

Dividends per share                                $.21              $.21
                                                   ====              ====

See accompanying notes.

                       COOPER TIRE & RUBBER COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                              (UNAUDITED)
                     (Dollar amounts in thousands)

                                                1999            2000
                                              --------        --------
Operating activities:
  Net income                                  $ 69,347        $ 66,977
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation                               52,427          85,473
     Amortization of goodwill and
        other intangibles                          843          10,042
     Deferred income taxes                         227           4,315
Changes in operating assets
   and liabilities:
     Accounts receivable                       (53,678)       (109,710)
     Inventories and prepaid expenses          (23,295)        (60,477)
     Accounts payable and
      accrued liabilities                       28,005          35,970
     Other liabilities                          (5,530)         10,494
                                               -------         -------
       Net cash provided by
        operating activities                    68,346          43,084
Investing activities:
  Property, plant and equipment                (70,539)       (100,224)
  Acquisition of business                            -        (222,756)
  Proceeds from the sale of businesses               -         110,663
                                               -------         -------
       Net cash used in investing
        activities                             (70,539)       (212,317)
Financing activities:
  Issuance of debt                              30,849         310,152
  Payment on debt                              (29,957)       (137,315)
  Purchase of treasury shares                        -         (37,525)
  Payment of dividends                         (15,926)        (15,711)
  Issuance of common shares                        593             230
                                               -------         -------
       Net cash provided by (used in)
        financing activities                   (14,441)        119,831

Effects of exchange rate changes on cash         2,496           3,269
                                               -------         -------

Changes in cash and cash equivalents           (14,138)        (46,133)

Cash and cash equivalents at
  beginning of period                           41,966          71,127
                                               -------         -------
Cash and cash equivalents at
  end of period                               $ 27,828        $ 24,994
                                               =======         =======
Cash payments for interest                    $  8,385        $ 47,807
                                               =======         =======
Cash payments for income taxes                $ 42,116        $ 44,606
                                               =======         =======

See accompanying notes.

                     COOPER TIRE & RUBBER COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements at June 30, 2000 and for the three-month and six-month periods ended June 30, 1999 and 2000 are unaudited and include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and, therefore, do not contain all information and footnotes normally contained in annual financial statements; accordingly, they should be read in conjunction with the Financial Statements and notes thereto appearing in the Annual Report on Form 10-K of the Company for the year ended December 31, 1999.

2. The results of operations for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of those to be expected for the year ending December 31, 2000.


3.  Information on the Company's operating segments is as follows:

                                  Three months ended      Six months ended
                                       June 30                June 30
                                  1999         2000       1999       2000
                                --------     --------   --------  ----------
       Net sales:
           Tire                 $368,410     $410,420   $720,472  $  855,764
           Automotive            126,942      484,925    242,767     969,604
           Eliminations                -       (8,693)         -     (16,451)
                                 -------      -------    -------   ---------
           Net sales            $495,352     $886,652   $963,239  $1,808,917
                                 =======      =======    =======   =========
       Segment profit:
           Tire                 $ 46,123     $ 42,104   $ 83,320  $   87,213
           Automotive             17,417       41,082     33,522      68,178
                                 -------      -------    -------   ---------
                                  63,540       83,186    116,842     155,391
           Interest expense       (3,596)     (25,376)    (7,499)    (49,298)
           Other - net              (347)         362       (122)      3,721
                                 -------      -------    -------   ---------
           Income before income
             taxes              $ 59,597     $ 58,172   $109,221  $  109,814
                                 =======      =======    =======   =========

4. In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The FASB has since issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This pronouncement amended SFAS No. 133 to defer its effective date to years beginning after June 15, 2000. The Company is currently evaluating the effect of the provisions of this Statement on its accounting and reporting policies, but does not anticipate adoption of this Statement will have a material effect on the Company's consolidated financial position or results of operations.

    In September 1999, the Emerging Issues Task Force reached a consensus on Issue 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements." This issue addresses the accounting treatment for pre-production costs incurred by original equipment manufacturers (OEM) suppliers to perform certain services related to the design and development of the parts they will supply the OEM as well as the design


<continued>
    and development costs to build molds, dies and other tools that will be used in producing the parts. This consensus had no material effect on the Company's consolidated financial position or results of operations.

    In December 1999 the SEC released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The bulletin provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The SEC has since issued SAB No. 101A and SAB No. 101B which delay the implementation date of SAB No. 101. Implementation is currently delayed until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company is currently evaluating the effect this bulletin may have on its financial position or results of operations.

5. On April 28, 2000, the Company sold the Winnsboro, South Carolina automotive plastic trim production facility. On June 30, 2000 the Company completed the sale of its Holm Industries, Inc. ("Holm") subsidiary. Holm was the largest business unit of the Plastics Division within the Automotive Group. The proceeds from the sales of these businesses approximated $110 million and were primarily used to reduce commercial paper borrowings.

The Company is continuing its efforts to sell the remaining extruded plastic trim operations of the Plastics Division. Net assets of $16.0 million related to these operations have been reclassified to Prepaid expenses, deferred income taxes and other on the June 30, 2000 consolidated balance sheet. Results of the remaining operations are immaterial to the consolidated financial position and results of operations.

6. The Company completed its acquisition of Siebe Automotive ("Siebe"), the automotive fluid handling division of Invensys plc, on January 28, 2000 for consideration of $244.5 million, less a $28 million post-closing purchase price adjustment. Additional transaction costs of $5.8 million were incurred to complete the acquisition. The Company financed the acquisition by issuing commercial paper.

    Siebe manufactures automotive fluid handling systems, components, modules and sub-systems for sale to the world's automotive original equipment manufacturers and large Tier 1 suppliers. The purchase includes the operating assets of Siebe Automotive, with 16 operating locations extending across North and South America, Europe and Australia.

    The Company's consolidated financial results and financial position subsequent to the date of the acquisition reflect Siebe operations. The purchase price has been preliminarily allocated to assets and liabilities acquired. The acquisition does not meet the SEC thresholds for a significant acquisition and therefore no pro forma financial information is presented.

7. As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the Company has an accrual recorded for employee separation and other exit costs relating to a plan for the reorganization and closing of certain manufacturing facilities in Europe. As of June 30, 2000, the plan is substantially complete. The plan estimated a workforce reduction of approximately 460 people, of whom 39 still remain at June 30, 2000.

    In May 2000, the Company announced the closure of its automotive sealing plant in Kittaning, PA. An accrual of $3 million for employee separation and related exit costs was recorded. The closure of this facility was under consideration at the time of the purchase of The Standard Products Company. Therefore, the charge resulted in an increase to the goodwill recorded in conjunction with the purchase. The estimated workforce

<continued>
    reduction is approximately 160 people of whom 61 have been removed from the workforce as of June 30, 2000. The closure is expected to be completed in September 2000.


    The following summarizes the activity in the accrual accounts since December 31, 1999:
                             Accrual   Additional     Cash     Remaining
                            12/31/99    Provision   Payments    Accrual
                            --------   ----------   --------   ---------

Employee separation costs    $14,100      $ 1,700    $ 9,900     $ 5,900

Other exit costs               2,800        1,300        700       3,400
                             -------      -------    -------     -------

Total                        $16,900      $ 3,000    $10,600     $ 9,300
                             =======      =======    =======     =======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Consolidated net sales for the three-month and six-month periods ended June 30, 2000 reached new records. Net sales increased 79 percent for the quarter and were 88 percent higher for the six months when compared to corresponding 1999 periods. The acquisitions of The Standard Products Company ("Standard") and Siebe Automotive ("Siebe") added $401 million in sales for the quarter and $798 million for the six months.

Net income was $35 million for the second quarter of 2000, 7 percent lower than the $38 million generated for the same period in 1999. For the first six months net income was $67 million, a 3 percent decrease from the corresponding 1999 period.

Selling, general and administrative expenses were 6.5 percent of net sales for the quarter, compared to 6.8 percent one year ago. For the six-month period, these costs were 6.4 percent in 2000 compared to 6.8 percent in 1999.

Business Segments

Tire Segment

Sales

Sales for the Tire segment, at $410 million for the second quarter, increased $42 million, or 11 percent, from 1999. Sales for the six-month period of 2000 were $856 million, up $135 million or 19 percent over the prior year period. Sales of Oliver Rubber Company, which was acquired as part of the Company's acquisition of Standard, and which is a part of the Tire segment, were $41 million for the second quarter and $83 million for the first six months of 2000.

Tire unit sales for the second quarter were down more than 3 percent from the same period in 1999. The decline was due in part to a general slowing of demand at the retail level, to increased industry inventories, which caused some competitors to discount prices heavily to maintain sales, and to a significant increase in imports of low-priced tires. Slower sales were particularly evident for the Company's entry-level passenger tires. Softened demand and generally high levels of inventory in the replacement tire industry are likely to contribute to a continuation of this intense competition in the third quarter. The Company will be managing its inventory levels during the
<continued>
third quarter through adjustments to its production schedule. For the six months unit sales were up nearly 5 percent from the 1999 period, due primarily to the strong demand for Cooper's proprietary and certain private brand products experienced in the first quarter.

Operating Profit

Operating profit decreased 9 percent from $46 million in the second quarter of 1999 to $42 million in 2000. For the six-month period operating profit at $87 million was up 5 percent from one year ago. Operating margin was 10.3 percent for the second quarter of 2000, a decrease from 12.5 percent in 1999. For the six months of 2000, operating margin was 10.2 percent, a decline from 11.6 percent in the same period of 1999. Higher raw material costs, due primarily to increases in the price of petroleum, were the principal reason for the decline in margin during the quarter and six-month periods. The Company has been unable to obtain price increases for its tires sufficient to offset the increase in raw material costs. This is largely due to intense competitive pricing in the replacement tire industry, resulting from slowing demand at the retail level, generally high inventory levels in the replacement tire industry, and a significant increase in imports of low-priced tires.

Automotive Segment

Sales

Sales for the Automotive group increased nearly four-fold, from $127 million in the second quarter of 1999 to $485 million in 2000. For the six-month period, sales increased from $243 million in 1999 to $970 million in 2000. Second quarter and six-month sales from the automotive businesses of Standard and Siebe totaled $360 million and $715 million, respectively. North American light vehicle production continued to be strong during the second quarter, increasing 5.3 percent in the first six months of 2000 compared to the corresponding period in 1999. This was the primary reason for strong first half sales for the Automotive group.

Operating Profit

Operating profit increased 136 percent from $17 million in the second quarter of 1999 to $41 million for the same period in 2000. For the six-month period, operating profit increased from $34 million in 1999 to $68 million in 2000, a 103 percent increase. Operating margin was 8.5 percent in the second quarter, a decrease from 13.7 percent in the prior year quarter, and an improvement from 5.6 percent in the first quarter. For the year to date, operating margin declined from 13.8 percent in 1999 to 7.0 percent in 2000.

Margin in the first quarter was adversely affected by production difficulties experienced at Standard's automotive plastic trim facility in Winnsboro, South Carolina. That facility was sold on April 28, 2000. Margin was also adversely affected in the first six months by ongoing costs associated with the Company's efforts to close one of its manufacturing facilities in France. The Company substantially completed the closure of this facility at the end of March. The elimination of the losses from these two operations was the predominant factor in the improved second quarter margin.

Other

Interest expense was $25 million in the second quarter of 2000, compared to $4 million in the same period of 1999. For the six-month period, interest was $49 million, $42 million higher than the $7 million recorded in 1999. This reflects the higher debt levels incurred to finance the acquisitions of Standard and Siebe.




<continued>

Other income at $361,000 for the quarter improved from $348,000 of expense in 1999 due primarily to income from unconsolidated subsidiaries, partially offset by foreign currency losses. For the six-month period, other income is $3.8 million higher than in 1999 primarily reflecting income from unconsolidated subsidiaries.

The effective income tax rate of 39.0 percent in both the second quarter and six months of 2000 is higher than the rates in 1999. The increase in the rates reflect the impact of nondeductible goodwill attributable to the acquisitions of Standard and Siebe.


Liquidity and Capital Resources

Working capital at $442 million is down from December 31, 1999 and up from June 30, 1999. The current ratio of 1.7 is down from 2.4 at December 31, 1999 and 2.9 at June 30, 1999. Long-term debt, as a percent of total capitalization is 52.0 percent compared to 18.3 percent one year ago. These changes reflect the increases in both short-term and long-term debt levels attributable to the acquisitions of Standard and Siebe.

Net cash provided by operating activities of $43 million during the first six months of 2000 is lower than the $68 million for the six-month period one year ago. Net income, adjusted for non-cash charges, increased $44 million, while changes in operating assets and liabilities used $69 million more cash than in 1999.

Net cash used in investing activities during the first six months reflects the acquisition of Siebe for $223 million. In May 2000, the Company received $28 million as a post-closing purchase price adjustment. Proceeds from the sale of the Holm and Winnsboro businesses provided cash of approximately $110 million. Capital expenditures for the six months were $100.2 million compared to $70.5 million for the same period in 1999.

Financing activities for the six-month period provided cash of $120 million. Commercial paper of $310 million was issued during the first half of 2000 to fund the acquisition of Siebe and seasonal working capital requirements. Cash from the sale of businesses and the Siebe purchase price adjustment was used to pay down commercial paper during the second quarter. During the six months ended June 30, 2000, the Company purchased 3,221,800 of its common shares at a cost of $37.5 million. These repurchases were made under a program approved in May 1997 and under an additional program to repurchase up to 10,000,000 common shares which was authorized by the Company's Board of Directors in May 2000. The Company paid dividends of $15.7 million during the first six months.

The Company expects adequate liquidity will be provided by cash flows from operations and its credit facilities to fund debt service obligations, capital expenditures, dividends on its common shares and working capital requirements.


Forward-Looking Statements

This report contains "forward-looking statements," as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding expectations for future financial performance, which involve uncertainty and risk. It is possible that the Company's future financial performance may differ from expectations due to a variety of factors including, but not limited to: changes in economic and business conditions in the world, increased competitive activity, achieving sales levels to fulfill revenue expectations, consolidation among the Company's competitors and customers, technology advancements, unexpected costs and charges, fluctuations in raw material and energy prices and in particular changes in the price of crude


<continued>
oil, changes in interest and foreign exchange rates, regulatory and other approvals, the cyclical nature of the automotive industry, loss of a major customer or program, risks associated with integrating the operations of The Standard Products Company and Siebe Automotive, and the failure to achieve synergies or savings anticipated in both acquisitions, and other unanticipated events and conditions.

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


Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

  (a)  The Company's Annual Meeting of Stockholders was held on May 2, 2000.

  (b) All of the nominees for directors, as listed below under (c) and on page 2 of the Company's Proxy Statement dated March 21, 2000, were elected. The following directors have terms of office which continued after the meeting.

                     Arthur H. Aronson        Deborah M. Fretz
                     Thomas A. Dattilo        Dennis J. Gormley
                     Edsel D. Dunford         Byron O. Pond
                     John Fahl

  (c) A description of each matter voted upon at that meeting is contained on pages 1, 2, 10 and 11 of the Company's Proxy Statement dated March 21, 2000, which pages are incorporated herein by reference.

       The number of votes cast by common stockholders with respect to each matter is as follows:

       Election of directors

                            Term    Affirmative Withheld              Broker
                         Expiration    Votes     Votes   Abstentions Non-votes
                         ---------- ----------- -------- ----------- ---------
       John F. Meier        2003    58,602,674 8,944,690      -          -
       Ronald L. Roudebush  2003    60,004,130 7,543,234      -          -
       John H. Shuey        2003    60,037,954 7,509,410      -          -


       Stockholder proposal urging that stockholder rights issued pursuant to the Company's Stockholder Rights Plan be redeemed. The votes that had been submitted on the proposal were as follows:

       Affirmative Votes    27,919,501
       Negative Votes       29,016,863
       Abstentions             790,155
       Broker Non-Votes      9,820,845

<continued>

Item 6(a). Exhibits.

     (10) Amended and Restated Employment Agreement dated as of June 6, 2000 between Cooper Tire & Rubber Company and Thomas A. Dattilo

           Amended and Restated Employment Agreement dated as of June 6, 2000 between Cooper Tire & Rubber Company and John Fahl

           Employment Agreement dated as of June 6, 2000 between Cooper Tire & Rubber Company and James S. McElya

           Amended and Restated Employment Agreement dated as of June 6, 2000 between Cooper Tire & Rubber Company and Roderick F. Millhof

           Cooper Tire & Rubber Company Change in Control Severance Pay Plan Effective June 6, 2000

     (27)  Financial Data Schedule

Item 6(b).  Reports on Form 8-K.

     A Form 8-K was filed May 5, 2000 related to the announcement of the Company's final vote on a stockholder proposal presented at its annual meeting of stockholders held on Tuesday, May 2, 2000

     A Form 8-K was filed June 26, 2000 related to the announcement that the Company has reached a definitive agreement to sell all of its shares of its Holm Industries, Inc. subsidiary to a unit of Madison Capital Partners

     A Form 8-K was filed July 11, 2000 related to the announcement that the Company finalized the sale of its Holm Industries, Inc. subsidiary to Madison Capital Partners


                                    SIGNATURES

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


                                             COOPER TIRE & RUBBER COMPANY



                                             /S/ P. G. Weaver
                                             ---------------------
                                             P. G. Weaver
                                             Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)



                                             /S/ E. B. White
                                             -----------------
                                             E. B. White
                                             Corporate Controller
                                             (Principal Accounting Officer)

August 10, 2000
---------------
    (Date)

<continued>

                                INDEX TO EXHIBITS
                                  DESCRIPTION


Part II. Item 6(a).

(10) (i) Amended and Restated Employment Agreement dated as of June 6, 2000 between Cooper Tire & Rubber Company and Thomas A. Dattilo

     (ii) Amended and Restated Employment Agreement dated as of June 6, 2000 between Cooper Tire & Rubber Company and John Fahl

     (iii) Employment Agreement dated as of June 6, 2000 between Cooper Tire & Rubber Company and James S. McElya

     (iv) Amended and Restated Employment Agreement dated as of June 6, 2000 between Cooper Tire & Rubber Company and Roderick F. Millhof

     (v) Cooper Tire & Rubber Company Change in Control Severance Pay Plan Effective June 6, 2000


(27) Financial Data Schedule

                                                               Part II
                                                               Exhibit (10)(i)

                             AMENDED AND RESTATED
                             EMPLOYMENT AGREEMENT


      THIS AMENDED AND RESTATED EMPLOYMENT AGREEMENT (this "Agreement") is made and entered into this 6th day of June, 2000, between COOPER TIRE & RUBBER COMPANY, a Delaware corporation with its principal offices located at 701 Lima Avenue, Findlay, Ohio 45840, (the "Company"), and Thomas A. Dattilo, residing at 26730 West River Road, Perrysburg, Ohio 43551 (the "Executive").

                                  WITNESSETH:

      WHEREAS, the Executive and the Company entered into an Employment Agreement dated as of January 1, 1999 (the "Original Agreement"), which will be superseded in its entirety by this Agreement; and

      WHEREAS, the Executive and the Company entered into an RSU Award Agreement dated as of November 18, 1999 (the "Award Agreement"); and

      WHEREAS, the Executive has been employed by the Company in the capacity of Chairman of the Board, President and Chief Executive Officer; and

      WHEREAS, the Company desires to continue to retain the services of the Executive in the future; and

      WHEREAS, the Executive desires to continue to serve in the capacity of Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to the terms and provisions of this Agreement.

      NOW, THEREFORE, in consideration of the premises and the mutual promises and agreements contained herein and other good and valuable consideration, the sufficiency and receipt of which are hereby acknowledged, and intending to be legally bound hereby, the Company and the Executive hereby amend and restate the Original Agreement to read as follows:

      1. Certain Defined Terms. In addition to terms defined elsewhere herein, the following terms have the following meanings when used in this Agreement with initial capital letters:

          (a) "Affiliate" means any corporation, limited liability company, joint venture, partnership, or other legal entity in which the Company owns, directly or indirectly, or has previously owned, at least fifty percent (50%) of the capital stock, profits, interest or capital interest.

          (b) "Average Compensation" means the Executive's average annual compensation, including Base Pay and any annual and long-term incentive compensation earned, during the five (5) calendar years prior to the year in which a Termination occurs.

          (c) "Base Pay" means the Executive's rate of annual base salary, as defined in the Compensation Plan, as in effect from time to time.

          (d)  "Board" means the Board of Directors of the Company.

          (e)  "Cause" means:

               (X) prior to a Change in Control, termination of the Executive's employment with the Company by the Board because of:

                      (i) the willful and continued failure by the Executive to perform substantially the duties of the Executive's position, and the

<continued>
failure of the Executive to correct such failure of performance after notification by the Board of any such failure; or

                     (ii) any other willful act or omission which is materially injurious to the financial condition or business reputation of, or is otherwise materially injurious to, the Company or any affiliate thereof, and failure of the Executive to correct such act or omission after notification by the Board of any such act or omission; or

                    (iii) the conviction of a criminal violation involving fraud, embezzlement or theft in connection with Executive's duties or in the course of Executive's employment with the Company.

               (Y) following a Change in Control, termination of the Executive's employment with the Company by the Board because of:

                      (i) any act or omission constituting a material breach by the Executive of any of his significant obligations or agreements under this Agreement or the continued failure or refusal of the Executive to adequately perform the duties reasonably required hereunder which is materially injurious to the financial condition or business reputation of, or is otherwise materially injurious to, the Company or any Affiliate thereof, after notification by the Board of such breach, failure or refusal and failure of the Executive to correct such breach, failure or refusal within thirty (30) days of such notification (other than by reason of the incapacity of the Executive due to physical or mental illness); or

                     (ii) the commission by and conviction of the Executive of a felony, or the perpetration by and criminal conviction of or civil verdict finding the Executive committed a dishonest act or common law fraud against the Company or any affiliate thereof (for the avoidance of doubt, conviction and civil verdict, in each case, shall mean when no further appeals may be taken by the Executive from such conviction or civil verdict and such conviction or civil verdict becomes final and binding upon the Executive with no further right of appeal); or

                    (iii) any other willful act or omission which is materially injurious to the financial condition or business reputation of, or is otherwise materially injurious to, the Company or any affiliate thereof, and failure of the Executive to correct such act or omission after notification by the Board of any such act or omission; or

                    Any notification to be given by the Board in accordance with Section 1(e)(X)(i), 1(e)(X)(ii), 1(e)(Y)(i) or 1(e)(Y)(iii) shall specifically identify the breach, failure, refusal, act or omission to which the notification relates and, in the case of Section 1(e)(X)(i), 1(e)(X)(ii), 1(e)(Y)(i) or 1(e)(Y)(iii), shall describe the injury to the Company, and such notification must be given within twelve (12) months of the Board becoming aware, or within twelve (12) months of when the Board should have reasonably become aware of the breach, failure, refusal, act, or omission identified in the notification. Notwithstanding Section 23, failure to notify the Executive within any such twelve (12) month period shall be deemed to be a waiver by the Board of any such breach, failure, refusal, act or omission by the Executive and any such breach, failure, refusal, act or omission by the Executive shall not then be determined to be a breach of this Agreement.

                    For the avoidance of doubt and for the purpose of determining Cause, the exercise of business judgment by the Executive shall not be determined to be Cause, even if such business judgment materially injures the financial condition or business reputation of, or is otherwise materially injurious to the Company or any Affiliate thereof, unless such business judgment by the Executive was not made in good faith, or constitutes willful or wanton misconduct, or was an intentional violation of state or federal law.

<continued>

          (f) "Change in Control" means the occurrence during the Term of any of the following events:

                 (i) the Company merges into itself, or is merged or consolidated with, another entity and as a result of such merger or consolidation less than 51% of the voting power of the then-outstanding voting securities of the surviving or resulting entity immediately after such transaction are directly or indirectly beneficially owned in the aggregate by the former stockholders of the Company immediately prior to such transaction;

                (ii) all or substantially all the assets accounted for on the consolidated balance sheet of the Company are sold or transferred to one or more corporations or persons, and as a result of such sale or transfer less than 51% of the voting power of the then-outstanding voting securities of such entity or person immediately after such sale or transfer is directly or indirectly beneficially held in the aggregate by the former stockholders of the Company immediately prior to such transaction or series of transactions;

               (iii) a person, within the meaning of Section 3(a)(9) or 13(d)(3) (as in effect on the date of this Agreement) of the Securities Exchange Act of 1934, (the "Exchange Act") become the beneficial owner (as defined in Rule 13d-3 of the Securities and Exchange Commission pursuant to the Exchange Act) of (i) 15% or more but less than 35% of the voting power of the then outstanding voting securities of the Company without prior approval of the Board, or (ii) 35% or more of the voting power of the then-outstanding voting securities of the Company; provided, however, that the foregoing does not apply to any such acquisition that is made by (w) any Affiliate of the Company; (x) any employee benefit plan of the Company or any Affiliate; or (y) any person or group of which employees of the Company or of any Affiliate control a greater than 25% interest unless the Board determines that such person or group is making a "hostile acquisition;" or (z) any person or group that directly or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with, the Executive; or

                (iv) a majority of the members of the Board are not Continuing Directors, where a "Continuing Director" is any member of the Board who (x) was a member of the Board on the date of this Agreement or (y) was nominated for election or elected to such Board with the affirmative vote of a majority of the Continuing Directors who were members of such Board at the time of such nomination or election.

          (g)  "Code" means the Internal Revenue Code of 1986, as amended.

          (h)  "Committee" means the Compensation Committee of the Board.

          (i) "Common Stock" means the Company's common stock, par value $1.00 per share.

          (j)  "Company" means the Company as hereinbefore defined.

          (k) "Compensation Plan" means the Company's Top Management Compensation Plan adopted by the Board on April 28, 1973.

          (l) "Disability" or "Disabled" means when, the Executive has been totally disabled by bodily injury or disease so as to prevent him from being physically able to perform the job duties as required under this Agreement, and such total disability shall have continued for five (5) consecutive months, and, in the opinion of a qualified physician selected by the Company, such disability will presumably be permanent and continuous during the remainder of Executive's life.

          (m) "Good Reason" means the occurrence of any of the following, without Executive's express, prior written consent:


<continued>

                 (i) a material breach by the Company of Section 2 or Section 4 of this Agreement, including but not limited to, the assignment to the Executive of any duties inconsistent with his status as Chairman of the Board, President and Chief Executive Officer of the Company, or his removal from such position, or a substantial alteration in the nature or status of his responsibilities from those described herein, and the failure of the Company to remedy such breach within thirty (30) days after receipt of written notice of such breach from the Executive;

                (ii) the relocation of the office of the Company where the Executive is employed to a location other than Findlay, Ohio, except for required travel on the Company's business to an extent reasonably required to perform his duties hereunder;

               (iii) except as required by law, the failure by the Company to continue to provide the Executive with benefits at least as favorable as those provided to him under the Plans (as defined in Section 4(b)), the taking of any action by the Company which would directly or indirectly materially reduce any of such benefits or deprive the Executive of any material fringe benefits enjoyed by him or the failure by the Company to provide Executive with the number of paid vacation days to which he is entitled on the basis of years of service with the Company in accordance with the Company's normal vacation policy in effect at the date of this Agreement;

                (iv) the failure of the Company to obtain a satisfactory agreement from any successor to assume and agree to perform this Agreement, as contemplated in Section 19 hereof or, if the business of the Company for which the Executive's services are principally performed is sold, the purchaser of such business shall fail to agree to assume this Agreement or to provide Executive with the same or a comparable position, duties, benefits, and base salary and incentive compensation as provided in Section 4 of this Agreement;

                 (v) the failure of the Board to re-elect Executive to the positions of Chairman of the Board and Chief Executive Officer during the Term; or

                (vi) following the date a Change in Control of the Company has occurred, voluntary termination by Executive for any reason, or without reason, during a period of three hundred sixty-five (365) days from such date.

          (n) "Incentive Compensation Plan" means the Cooper Tire & Rubber Company 1998 Incentive Compensation Plan, as amended.

          (o) "Nonqualified Supplementary Benefit Plan" means the Cooper Tire & Rubber Company Nonqualified Supplementary Benefit Plan, effective November 8, 1984, as amended.

          (p) "Retirement Plans" means the Salaried Employees' Retirement Plan and the Nonqualified Supplementary Benefit Plan or any successor plans thereto which provide comparable benefits.

          (q) "Salaried Employees' Retirement Plan" means the Cooper Tire & Rubber Company Salaried Employees' Retirement Plan, effective January 1, 1989, as amended.

          (r) "Severance Period" means, in the event of a Termination, the period of time commencing on the Termination Date and continuing for the greater of:

                   (i)  two (2) years, or

                  (ii)  the remainder of the Term (as defined in Section 3).

          (s)  "Termination" means:

<continued>

                   (i) the involuntary termination of the Executive's employment by the Company at any time without Cause, for any reason other than retirement, death or disability, or

                  (ii) termination of his employment by the Executive for Good Reason.

          (t) "Termination Date" means the date on which the Executive's employment with the Company is terminated by the company or the Executive for any reason or for no reason. If the Executive's employment is terminated by the Company, such date shall be specified in a written notice of termination (which date shall be no earlier than the date of furnishing such notice), or if no such date is specified therein, the date of receipt by the Executive of such written notice of termination, otherwise the Executive shall specify such date in a written notice of his resignation.

          (u) "1998 Option Plan" means the Cooper Tire & Rubber Company 1998 Employee Stock Option Plan, as amended.

      2.  Employment and Duties.

          (a) General. The Company hereby employs the Executive and the Executive agrees upon the terms and conditions herein set forth to serve as Chairman of the Board, President and Chief Executive Officer, and, in such capacity, shall perform such duties as may be delineated in the by-laws of the Company, and such other duties, commensurate with the Executive's title and position of Chairman of the Board, President and Chief Executive Officer, as may be assigned to the Executive from time to time by the Board. If elected, the Executive will serve as a member of the Board or on committees of the Board.

          (b)  Exclusive Services.  Throughout the Term (as defined in Section
3), Executive shall, except as may from time to time be otherwise agreed in writing by the Company and during reasonable vacations and unless prevented by ill health, devote his full-time and undivided attention during normal business hours to the business and affairs of the Company consistent with his senior executive position, shall in all respects conform to and comply with the lawful and reasonable directions and instructions given to him by the Board, and shall use his best efforts to promote and serve the interests of the Company.

          (c) Restrictions on Other Employment. Throughout the Term and provided that such activities do not contravene the provisions of Section 2(b) hereof or Section 15 hereof:

                 (i) Executive may engage in charitable and community affairs;

                (ii) Executive may perform inconsequential services without specific compensation therefor in connection with the management of personal investments; and,

               (iii) Executive may, directly or indirectly, render services to any other person or organization (including service as a member of the Board of Directors of any other unaffiliated company), for which he receives compensation, that is not in competition with the Company, subject in each case to the approval of the Board. Executive may retain all fees he receives for such services, and the Company shall not reduce his compensation by the amount of such fees. For purposes of this Section 2(c)(iii) competition shall have the same meaning as intended for the purposes of Section 15.

      3.  Term of Employment.  Subject to the provisions of Section 5 through
Section 10 hereof, the Company shall retain the Executive and the Executive shall serve in the employ of the Company for a period (the "Term") commencing on January 1, 1999 and continuing in effect through December 31, 2002;
<continued>
provided, however, that commencing on January 1, 2000, and each January 1 thereafter until the year in which the Executive's 62nd birthday occurs, the Term shall automatically be extended for one additional year unless, no later than September 30 of the preceding year, the Company or the Executive shall have given notice to the other that it does not wish to extend this Agreement.

      4. Compensation and Other Benefits. Subject to the provisions of this Agreement, the Company shall pay and provide the following compensation and other benefits to the Executive during the Term as compensation for services rendered hereunder:

          (a) Base Salary. The Company shall pay to the Executive Base Pay at the rate of $650,000 per annum, payable biweekly. The Base Pay will be reviewed not less than annually by the Board or by the Compensation Committee and may be increased, but not decreased.

          (b) Employee Benefit Plans. At all times during the Term, the Executive shall be provided the opportunity to participate in such Retirement Plans, and such employee pension benefit plans, whether or not qualified, and employee welfare benefit plans, programs and arrangements (collectively, the "Plans") as are generally made available to executives of the Company. Unless otherwise required by law, the Plans, when considered as a whole, will provide for benefits to Executive no less favorable than those currently provided.

          (c) Incentive Compensation. The Executive shall be eligible to participate in the annual incentive compensation program established by the Compensation Plan.

          (d) Long-Term Incentive Compensation. The Executive shall be eligible to participate in such long-term incentive plans and programs as the Company generally provides to its senior executives.

      5. Termination Without Cause or for Good Reason Prior to a Change in Control. If, prior to the expiration of the Term, the Executive's employment is terminated by the Company without Cause, or if the Executive terminates his employment hereunder for Good Reason, in each case prior to a Change in Control, and conditioned upon the Executive's delivering to the Company the Release provided for in Section 16 with all periods for revocation expired, the Executive shall be entitled to receive:

          (a) "Severance Pay" which shall equal the sum of the biweekly payments that the Executive would receive if he were paid at the rate of his Average Compensation for the remainder of the Term. Severance Pay shall be paid in a single lump sum in cash within thirty (30) days following the expiration of such revocation period.

          (b) The Company shall provide the Executive with lifetime life, accident and health insurance benefits substantially similar to those to which Executive and Executive's family were entitled immediately prior to the Termination. Benefits otherwise receivable by Executive pursuant to this subsection 5(b) shall be reduced to the extent comparable benefits are actually received by Executive from other employment, and any such benefits actually received by Executive shall be reported to the Company.

          (c) In addition to the pension benefits to which the Executive is entitled under the Retirement Plans, the Company shall pay the Executive in cash within thirty (30) days following the Termination Date, a single lump sum equal to the actuarial equivalent of the excess of (1) the retirement pension (determined as a straight life annuity commencing at age sixty-five (65)) which he would have accrued under the terms of the Retirement Plans (without regard to any amendment to such Retirement Plans or other pension benefit program described herein), determined as if the Executive were fully vested thereunder and had accumulated (after the Termination Date) twenty-four (24) additional months (or, if greater, the number of months remaining in the Term)

<continued>
of service credit thereunder at his highest annual rate of compensation during any calendar year for the five (5) years immediately preceding the Termination Date (but in no event shall the Executive be deemed to have accumulated additional months of service credit after his sixty-fifth (65th) birthday), over (2) the retirement pension (determined as a straight life annuity commencing at age sixty-five (65)) which the Executive had then accrued pursuant to the provisions of the Retirement Plans. For purposes of this subsection, "actuarial equivalent" shall be determined using the 1994 Uninsured Pensioner Mortality Table (UP-94) and annual compound interest at the Corporate Bond yield average for bonds rated Aaa by Moody's reduced by fifty (50) basis points (.5 percent). The rate chosen from the aforereferenced table will be for the calendar month five months prior to the month which contains the effective date of payment and will be truncated to the lower 0.25% increment (e.g. 6.00%, 6.25%, 6.50%, etc.).

          (d) Notwithstanding any provision in the Award Agreement, all restricted stock units granted to the Executive which have not otherwise vested shall immediately vest and within thirty (30) days following the Termination Date, the Company shall pay to Executive an amount equal to the fair market value (computed as the average of the high and low trades reported on the New York Stock Exchange) of the Common Stock represented by such restricted stock units determined as of the Termination Date. Such cash payment shall be deemed to be in lieu of and in substitution for any right Executive may have to such restricted stock units under the terms of the Award Agreement, and Executive agrees to surrender all restricted stock units being cashed out hereunder immediately prior to receiving the cash payment described above;

         (e) Notwithstanding any provision in the Incentive Compensation Plan, 1998 Option Plan or other relevant plan or program, all stock options granted to the Executive by the Company which have not otherwise vested shall be vested. Within thirty (30) days after the Termination Date, the Company shall pay to Executive in cash an amount equal to the aggregate of the difference between the exercise price of each stock option granted to the Executive prior to the Termination Date, and the fair market value (computed as the average of the high and low trades reported on the New York Stock Exchange) of the Company's stock subject to the related option, determined as of the Termination Date. Such cash payment shall be deemed to be in lieu of and in substitution for any right Executive may have to exercise such stock option or a related stock appreciation right under the terms of the relevant stock option plan describing such rights, and Executive agrees to surrender all stock options and related stock appreciation rights being cashed out hereunder prior to receiving the cash payment described above.

      6. Termination Without Cause or for Good Reason Following a Change in Control, etc.

          (a) If, prior to the expiration of the Term, subsequent to a Change in Control and during the Severance Period, the Executive's employment is terminated by the Company without Cause or if the Executive terminates his employment hereunder for Good Reason, and conditioned upon the Executive's delivering to the Company the Release provided for in Section 16 with all periods for revocation expired, the Company shall pay or provide to the
Executive:

                 (i) a single lump sum cash payment within five (5) days following the expiration of such revocation period equal to the Executive's then current Base Pay and pro rata incentive compensation accrued through his Termination Date; plus

                (ii) a single lump sum cash payment within five (5) days following the expiration of such revocation period equal to the greater of:

                      (A)  the Executive's Severance Pay; or

<continued>

                      (B) three (3) times the sum of (x) Executive's Base Pay plus (y) target annual incentive compensation for the year prior to the Change in Control; plus

               (iii) a single lump sum cash payment within five (5) days following the expiration of such revocation period equal to the actuarial equivalent of:

                      (A) the excess of (1) the retirement pension (determined as a straight line annuity commencing at age sixty-five (65)) which he would have accrued under the terms of the Retirement Plans (without regard to any amendment to such Retirement Plans or other pension benefit program described herein), determined as if the Executive were fully vested thereunder and had accumulated (after the Termination Date) thirty-six (36) additional months (or, if greater, the number of months remaining in the Term) of service credit thereunder at his highest annual rate of compensation during any calendar year for the five (5) years immediately preceding the Termination Date (but in no event shall Executive be deemed to have accumulated additional months of service credit after his sixty-fifth (65th) birthday), over (2) the retirement pension (determined as a straight life annuity commencing at age sixty-five (65)) which Executive had then accrued pursuant to the provisions of the Retirement Plans; plus

                      (B) the retirement pension Executive has accrued under the Nonqualified Supplementary Benefit Plan.

For purposes of this subsection, "actuarial equivalent" shall be determined using the 1994 Uninsured Pensioner Mortality Table (UP-94) and annual compound interest at the Corporate Bond yield average for bonds rated Aaa by Moody's reduced by fifty (50) basis points (.5 percent). The rate chosen from the aforereferenced table will be for the calendar month five months prior to the month which contains the effective date of payment and will be truncated to the lower 0.25% increment (e.g. 6.00%, 6.25%, 6.50%, etc.);

                (iv) for thirty-six (36) months following his Termination Date, the Company shall arrange to provide Executive with life, accident and health insurance benefits substantially similar to those to which Executive and Executive's family were entitled immediately prior to Executive's Termination. Benefits otherwise receivable by Executive pursuant to this subsection 6(a)(iv) shall be reduced to the extent comparable benefits are actually received by Executive during the remainder of such period following his Termination, and any such benefits actually received by Executive shall be reported to the Company;

                 (v) following the end of the period specified in subsection 6(a)(iv), lifetime retiree medical and life insurance coverage, which shall be based on the Company's plans in effect immediately prior to the Change in Control, and, for purposes of such plans, with the Executive deemed to have thirty (30) years of credited service and as if he had attained age sixty-five and retired at the end of such period; and

                (vi) outplacement services by a firm selected by the Executive, at the expense of the Company in an amount up to 15% of the Executive's Base Pay.

          (b)  Notwithstanding any provision in the Award Agreement or this
Section 6, all restricted stock units granted to the Executive which have not otherwise vested shall immediately vest and within five (5) days after the consummation of the Change in Control the Company shall pay to Executive an amount equal to the fair market value (computed as the average of the high and low trades reported on the New York Stock Exchange) of the Common Stock represented by such restricted stock units determined as of the consummation of the Change in Control. Such cash payment shall be deemed to be in lieu of and in substitution for any right Executive may have to such restricted stock

<continued>
units under the terms of the Award Agreement, and Executive agrees to surrender all restricted stock units being cashed out hereunder immediately prior to receiving the cash payment described above.

          (c) Notwithstanding any provision in the Incentive Compensation Plan, the 1998 Option Plan, other relevant plan or program or this Section 6, all stock options granted to the Executive by the Company which have not otherwise vested shall be vested and within five (5) days after the consummation of the Change in Control, the Company shall pay to Executive in cash an amount equal to the aggregate of the difference between the exercise price of each stock option granted to Executive prior to the consummation of the Change in Control, and the fair market value (computed as the average of the high and low trades reported on the New York Stock Exchange) of the Common Stock subject to the related option, determined as of the consummation of the Change in Control. Such cash payment shall be deemed to be in lieu of and in substitution for any right Executive may have to exercise such stock option or a related stock appreciation right under the terms of the relevant stock option plan describing such rights, and Executive agrees to surrender all stock options and related stock appreciation rights being cashed out hereunder prior to receiving the cash payment described above.

      7. Termination for Cause or Without Good Reason. If, prior to the expiration of the Term, the Executive's employment is terminated by the Company for Cause, or if the Executive terminates his employment hereunder without Good Reason, the Executive shall not be eligible to receive Base Pay under Section 4(a) or to participate in any Plans under Section 4(b) with respect to periods after the Termination Date, and except as otherwise provided by applicable law, and except for the right to receive vested benefits under any Plan in accordance with the terms of such Plan. However, the Executive shall be eligible to receive a pro rata portion of any incentive compensation for the Company's fiscal year during which the Termination Date occurs, but not for any later years.

      8. Termination by Death. If the Executive dies prior to the expiration of the Term, Executive's beneficiary, estate or family, as applicable, shall be entitled to receive:

          (a) for a period of 90 days beginning on the date of the Executive's death a biweekly amount equal to the biweekly Base Pay paid to the Executive by the Company for the payroll period immediately prior to his death,

          (b) any pro rata portion of the Executive's incentive compensation for the fiscal year in which Executive's death occurs, and

          (c) lifetime health insurance benefits in effect immediately prior to Executive's death.

      9. Termination by Disability. If, prior to the expiration of the Term, the Executive becomes Disabled, the Company or the Executive shall be entitled to terminate his employment, and Executive shall be entitled to:

          (a) any pro rata portion of the Executive's incentive compensation for the fiscal year in which the Executive's Disability occurs, and

          (b) all available benefits under the Plans, including lifetime life, accident and health insurance benefits substantially similar to those to which Executive and Executive's family were entitled immediately prior to Executive's termination of employment with the Company because of Executive becoming Disabled.

     10. Termination by Retirement. If, prior to the expiration of the Term, the Executive voluntarily elects to retire under the Salaried Employees' Retirement Plan, Executive's employment will be terminated as of the date of such retirement.
<continued>

     11.  Funding Upon Potential Change in Control.

          (a) Upon the earlier to occur of (i) a Change in Control or (ii) a declaration by the Board that a Change in Control is imminent, the Company shall promptly pay to the extent it has not done so, and in any event within five (5) business days, a sum equal to the present value on the date of the Change in Control (or on such fifth business day if the Board has declared a Change in Control to be imminent) of the payments to be made to the Executive under the provisions of Sections 6 and 12 hereof, which shall be transferred
to               (the "Trustee") and added to any principal of the Trust under
[                Trust Agreement, dated                , 2000 between the
Company and Trustee] (the "Trust Agreement").

          (b) Any payments of compensation, pension, severance or other benefits by the Trustee pursuant to the Trust Agreement shall, to the extent thereof, discharge the Company's obligation to pay compensation, pension, severance and other benefits hereunder, it being the intent of the Company that assets in such Trust be held as security for the Company's obligation to pay compensation, pension, severance and other benefits under this Agreement.

     12.  Certain Additional Payments by the Company.

          (a) Anything in this Agreement to the contrary notwithstanding, in the event that following a Change in Control the Executive's employment with the Company is terminated by the Company or the Executive, and it shall be determined (as hereafter provided) that any payment (other than the Gross-Up payments provided for in this Section 12) or distribution by the Company or any of its Affiliates to or for the benefit of the Executive, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise pursuant to or by reason of any other agreement, policy, plan, program or arrangement, including without limitation any stock option, performance share, performance unit, stock appreciation right or similar right, or the lapse or termination of any restriction on or the vesting or exercisability of any of the foregoing (a "Payment"), would be subject to the excise tax imposed by Section 4999 of the Code (or any successor provision thereto) by reason of being considered "contingent on a change in ownership or control" of the Company, within the meaning of Section 280G of the Code (or any successor provision thereto) or to any similar tax imposed by state or local law, or any interest or penalties with respect to such tax (such tax or taxes, together with any such interest and penalties, being hereafter collectively referred to as the "Excise Tax"), then the Executive shall be entitled to receive an additional payment or payments (collectively, a "Gross-Up Payment"); provided, however, that no Gross-Up Payment shall be made with respect to the Excise Tax, if any, attributable to
(i) any incentive stock option ("ISO"), as defined by Section 422 of the Code (or any successor provision thereto) granted prior to the execution of this Agreement where the addition of a Gross-Up Payment would cause the ISO to lose such status, or (ii) any stock appreciation or similar right, whether or not limited, granted in tandem with any ISO described in clause (i). The Gross-Up Payment shall be in an amount such that, after payment by the Executive of all taxes (including any interest or penalties imposed with respect to such taxes), including any Excise Tax imposed upon the Gross-Up Payment, the Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payment.

          (b) Subject to the provisions of Section 12(f), all determinations required to be made under this Section 12, including whether an Excise Tax is payable by the Executive and the amount of such Excise Tax and whether a Gross-Up Payment is required to be paid by the Company to the Executive and the amount of such Gross-Up Payment, if any, shall be made by a nationally recognized accounting firm (the "Accounting Firm") selected by the Executive in his sole discretion. The Executive shall direct the Accounting Firm to submit its determination and detailed supporting calculations to both the

<continued>

Company and the Executive within 30 calendar days after the Termination Date, if applicable, and any such other time or times as may be requested by the Company or the Executive. If the Accounting Firm determines that any Excise Tax is payable by the Executive, the Company shall pay the required Gross-Up Payment to the Executive within five (5) business days after receipt of such determination and calculations with respect to any Payment to the Executive. If the Accounting Firm determines that no Excise Tax is payable by the Executive, it shall, at the same time as it makes such determination, furnish the Company and the Executive an opinion that the Executive has substantial authority not to report any Excise Tax on his federal, state or local income or other tax return. As a result of the uncertainty in the application of
Section 4999 of the Code (or any successor provision thereto) and the possibility of similar uncertainty regarding applicable state or local tax law at the time of any determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments which will not have been made by the Company should have been made (an "Underpayment"), consistent with the calculations required to be made hereunder. In the event that the Company exhausts or fails to pursue its remedies pursuant to Section 12(f) and the Executive thereafter is required to make a payment of any Excise Tax, the Executive shall direct the Accounting Firm to determine the amount of the Underpayment that has occurred and to submit its determination and detailed supporting calculations to both the Company and the Executive as promptly as possible. Any such Underpayment shall be promptly paid by the Company to, or for the benefit of, the Executive within five (5) business days after receipt of such determination and calculations.

          (c) The Company and the Executive shall each provide the Accounting Firm access to and copies of any books, records and documents in the possession of the Company or the Executive, as the case may be, reasonably requested by the Accounting Firm, and otherwise cooperate with the Accounting Firm in connection with the preparation and issuance of the determinations and calculations contemplated by Section 12(b). Any determination by the Accounting Firm as to the amount of the Gross-Up Payment shall be binding upon the Company and the Executive.

          (d) The federal, state and local income or other tax returns filed by the Executive shall be prepared and filed on a consistent basis with the determination of the Accounting Firm with respect to the Excise Tax payable by the Executive. The Executive shall make proper payment of the amount of any Excise Payment, and at the request of the Company, provide to the Company true and correct copies (with any amendments) of his federal income tax return as filed with the Internal Revenue Service and corresponding state and local tax returns, if relevant, as filed with the applicable taxing authority, and such other documents reasonably requested by the Company, evidencing such payment. If prior to the filing of the Executive's federal income tax return, or corresponding state or local tax return, if relevant, the Accounting Firm determines that the amount of the Gross-Up Payment should be reduced, the Executive shall within five (5) business days pay to the Company the amount of such reduction.

          (e) The fees and expenses of the Accounting Firm for its services in connection with the determinations and calculations contemplated by Section 12(b) shall be borne by the Company. If such fees and expenses are initially paid by the Executive, the Company shall reimburse the Executive the full amount of such fees and expenses within five (5) business days after receipt from the Executive of a statement therefor and reasonable evidence of his payment thereof.

          (f) The Executive shall notify the Company in writing of any claim by the Internal Revenue Service or any other taxing authority that, if successful, would require the payment by the Company of a Gross-Up Payment. Such notification shall be given as promptly as practicable but no later than ten (10) business days after the Executive actually receives notice of such claim and the Executive shall further apprise the Company of the nature of

<continued>
such claim and the date on which such claim is requested to be paid (in each case, to the extent known by the Executive). The Executive shall not pay such claim prior to the earlier of (i) the expiration of the 30-calendar-day period following the date on which he gives such notice to the Company and (ii) the date that any payment of amount with respect to such claim is due. If the Company notifies the Executive in writing prior to the expiration of such period that it desires to contest such claim, the Executive shall:

                 (i) provide the Company with any written records or documents in his possession relating to such claim reasonably requested by the Company;

                (ii) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including without limitation accepting legal representation with respect to such claim by an attorney competent in respect of the subject matter and reasonably selected by the Company;

               (iii) cooperate with the Company in good faith in order to effectively contest such claim; and

                (iv) permit the Company to participate in any proceedings relating to such claim;

provided, however, that the Company shall bear and pay directly all costs and expenses (including interest and penalties) incurred in connection with such contest and shall indemnify and hold harmless the Executive, on an after-tax basis, for and against any Excise Tax or income tax, including interest and penalties with respect thereto, imposed as a result of such representation and payment of costs and expenses. Without limiting the foregoing provisions of this Section 12(f), the Company shall control all proceedings taken in connection with the contest of any claim contemplated by this Section 12(f) and, at its sole option, may pursue or forego any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim (provided, however, that the Executive may participate therein at his own cost and expense) and may, at its option, either direct the Executive to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, however, that if the Company directs the Executive to pay the tax claimed and sue for a refund, the Company shall advance the amount of such payment to the Executive on an interest-free basis and shall indemnify and hold the Executive harmless, on an after-tax basis, from any Excise Tax or income or other tax, including interest or penalties with respect thereto, imposed with respect to such advance; and provided further, however, that any extension of the statute of limitations relating to payment of taxes for the taxable year of the Executive with respect to which the contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of any such contested claim shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

          (g) If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 12(f), the Executive receives any refund with respect to such claim, the Executive shall (subject to the Company's complying with the requirements of Section 12(f)) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after any taxes applicable thereto). If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 12(f), a determination is made that the Executive shall not be entitled to any refund with respect to such claim and the Company does not notify the Executive in writing of its

<continued>
intent to contest such denial or refund prior to the expiration of thirty (30) calendar days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of any such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid by the Company to the Executive pursuant to this Section 12.

     13. Mitigation. Nothing in this Agreement shall be construed to require Executive to mitigate his damages upon termination of employment without Cause or for Good Reason. The Company hereby acknowledges that it will be difficult and may be impossible for the Executive to find reasonably comparable employment following the Termination Date and that the non-competition covenant contained in Section 15 will further limit the employment opportunities for the Executive. In addition, the Company acknowledges that its severance pay plans applicable in general to its salaried employees do not provide for mitigation, offset or reduction of any severance payment received thereunder. Accordingly, the payment of the severance compensation by the Company to the Executive in accordance with the terms of this Agreement is hereby acknowledged by the Company to be reasonable, and the Executive will not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise, nor will any profits, income, earnings or other benefits from any source whatsoever create any mitigation, offset, reduction or any other obligation on the part of the Executive hereunder or otherwise.

     14. Legal Fees and Expenses. It is the intent of the Company that the Executive not be required to incur legal fees and the related expenses associated with the interpretation, enforcement or defense of Executive's rights under this Agreement by litigation or otherwise because the cost and expense thereof would substantially detract from the benefits intended to be extended to the Executive hereunder. Accordingly, if it should appear to the Executive that the Company has failed to comply with any of its obligations under this Agreement or in the event that the Company or any other person takes or threatens to take any action to declare this Agreement void or unenforceable, or institutes any litigation or other action or proceeding designed to deny, or to recover from, the Executive the benefits provided or intended to be provided to the Executive hereunder, the Company irrevocably authorizes the Executive from time to time to retain counsel of Executive's choice, at the expense of the Company as hereafter provided, to advise and represent the Executive in connection with any such interpretation, enforcement or defense. Notwithstanding any existing or prior attorney-client relationship between the Company and such counsel, the Company irrevocably consents to the Executive's entering into an attorney-client relationship with such counsel, and in that connection the Company and the Executive agree that a confidential relationship shall exist between the Executive and such counsel. Without respect to whether the Executive prevails, in whole or in part, in connection with any of the foregoing, the Company will pay and be solely financially responsible for any and all attorneys' and related fees and expenses incurred by the Executive in connection with any of the foregoing; provided that, in regard to such matters, the Executive has not acted in bad faith or with no colorable claim of success.

     15.  Secrecy and Non-competition.

          (a) No Competing Employment. For so long as the Executive is employed by the Company and continuing for two (2) years after the termination of such employment for any reason (the "Non-Compete Period"), Executive shall not, unless he receives the prior written consent of the Board, directly or indirectly, whether as owner, consultant, employee, partner, venturer, agent, through stock ownership (except ownership of less than one percent (1.0%) of the number of shares outstanding of any securities which are publicly traded), investment of capital, lending of money or property, rendering of services, or otherwise, compete with any of the businesses engaged in by the Company or Affiliate at the time of the termination of the Executive's employment hereunder (such businesses are herein after referred to as the "Business"), or

<continued>
assist, become interested in or be connected with any corporation, firm, partnership, joint venture, sole proprietorship or other entity which so competes with the Business. The restrictions imposed by this subsection shall not apply to any geographic area in which neither the Company nor any Affiliate is engaged in the Business.

          (b) No Interference. During the Non-Compete Period, the Executive shall not, whether for his own account or for the account of any other individual, partnership, firm, corporation or other business organization or entity (other than the Company), intentionally solicit, endeavor to entice away from the Company or any Affiliate or otherwise interfere with the relationship of the Company or any Affiliate with, any person who is employed by or associated with the Company or any Affiliate (including, but not limited to, any independent sales representatives or organizations) or any person or entity who is, or was within the then most recent 12-month period, a customer or client of the Company or any Affiliate.

          (c) Secrecy. Executive recognizes that the services to be performed by him hereunder are special, unique and extraordinary in that, by reason of his employment hereunder and his past employment with the Company, he may acquire or has acquired confidential information and trade secrets concerning the operation of the Company or any Affiliate, the use or disclosure of which could cause the Company substantial loss and damages which could not be readily calculated and for which no remedy at law would be adequate. Accordingly, Executive covenants and agrees with the Company that he will not at any time, except in performance of Executive's obligations to the Company hereunder or with the prior written consent of the Board, directly or indirectly, disclose any secret or confidential information that he may learn or has learned by reason of his association with the Company or any Affiliate, or use any such information to the detriment of the Company or any Affiliate. The term "confidential information", includes, without limitation, information not previously disclosed to the public or to the trade by the Company's management with respect to the Company's or any Affiliate's products, manufacturing processes, facilities and methods, research and development, trade secrets, know-how and other intellectual property, systems, procedures, manuals, confidential reports, product price lists, customer lists, marketing plans or strategies, financial information (including the revenues, costs or profits associated with the Company's or any Affiliate's products), business plans, prospects or opportunities. Executive understands and agrees that the rights and obligations set forth in this subsection 15(c) are perpetual and, in any case, shall extend beyond the Non-Compete Period and Executive's employment hereunder.

          (d) Exclusive Property. Executive confirms that all confidential information is and shall remain the exclusive property of the Company. All business records, papers and documents kept or made by Executive relating to the business of the Company shall be and remain the property of the Company. Upon the termination of his employment with the Company or upon the request of the Company at anytime, Executive shall promptly deliver to the Company, and shall not, without the consent of the Board (which consent shall not be unreasonably withheld), retain copies of, any written materials not previously made available to the public, records and documents made by Executive or coming into his possession concerning the business or affairs of the Company excluding records relating exclusively to the terms and conditions of his employment relationship with the Company. Executive understands and agrees that the rights and obligations set forth in this subsection 15(d) are perpetual and, in any case, shall extend beyond the Non-Compete Period and Executive's employment hereunder.

          (e) Stock Ownership. Other than as specified in Section 2(c) or 15(a) hereof, nothing in this Agreement shall prohibit Executive from acquiring or holding any issue of stock or securities of any company or other business entity.


<continued>

          (f) Injunctive Relief. Without intending to limit the remedies available to the Company, executive acknowledges that a breach of any of the covenants contained in this Section 15 may result in material irreparable injury to the Company for which there is no adequate remedy at law, that it will not be possible to measure damages for such injuries precisely and that, in the event of such a breach or threat thereof, the Company shall be entitled to obtain a temporary restraining order and/or a preliminary or permanent injunction restraining the Executive from engaging in activities prohibited by this Section 15 or such other relief as may be required to specifically enforce any of the covenants in this Section 15.

          (g) Extension of Non-Compete Period. In addition to the remedies the Company may seek and obtain pursuant to subsection (f) of this Section 15, the Non-Compete Period shall be extended by any and all periods during which Executive shall be found by a court possessing personal jurisdiction over him to have been in violation of the covenants contained in this Section 15.

     16. Release. The receipt of payments provided for in Section 5, Section 6 and Section 12 is conditioned upon the Executive executing and delivering a release substantially in the form of Annex A hereto, and upon the expiration of the revocation period provided for in Annex A.

     17.  Breach.

          In addition to the remedies provided for in Section 15(f), if Executive is in breach of this Agreement, then the Company may, at its sole option, (i) in the case of a breach of any provision of this Agreement, immediately terminate all remaining payments and benefits described in Section 5 or Section 6 of this Agreement, and (ii) in the case of a breach of either
Section 15(a) or Section 15(c) of this Agreement, obtain reimbursement from Executive of all payments by the Company already provided pursuant to Section 5 or Section 6 of this Agreement, plus any expenses, fees and damages incurred as a result of the breach, with the remainder of this Agreement, and all promises and covenants herein, remaining in full force and effect.

     18.  Continued Availability and Cooperation.

          (a) In the event of a Termination, the Executive shall cooperate fully with the Company and with the Company's counsel in connection with any present and future actual or threatened litigation or administrative proceeding involving the Company that relates to events, occurrences or conduct occurring (or claimed to have occurred) during the period of the Executive's employment by the Company. This cooperation by the Executive shall include, but not be limited to:

                 (i) making himself reasonably available for interviews and discussions with the Company's counsel as well as for depositions and trial testimony;

                (ii) if depositions or trial testimony are to occur, making himself reasonably available and cooperating in the preparation therefor as and to the extent that the Company or the Company's counsel reasonably requests;

               (iii) refraining from impeding in any way the Company's prosecution or defense of such litigation or administrative proceeding; and

                (iv) cooperating fully in the development and presentation of the Company's prosecution or defense of such litigation or administrative proceeding.

          (b) In addition to Executive's obligations under this Section 18, during the Non-Compete Period, Executive shall make himself available for consultation with and advice to the Company at times and for periods of time which are mutually agreeable to the Company and Executive.
<continued>

     19.  Successors; Assignability.

          (a) By Executive. Neither this Agreement nor any right, duty, obligation or interest hereunder shall be assignable or delegable by the Executive without the Company's prior written consent; provided, however, that nothing in this subsection shall preclude the Executive from designating any of his beneficiaries to receive any benefits payable hereunder upon his death, or the executors, administrators, or other legal representatives, from assigning any rights hereunder to the person or persons entitled thereto.

          (b) By the Company. The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Failure of the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Executive to compensation from the Company in the same amount and on the same terms as the Executive would be entitled to hereunder if the Executive had terminated his employment for Good Reason subsequent to a Change in Control, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Termination Date.

     20. Employment Rights. Nothing expressed or implied in this Agreement shall create any right or duty on the part of the Company or the Executive to have the Executive remain in the employment of the Company at any time prior to a Change in Control; provided, however, that any termination of employment of the Executive or the removal of the Executive from the office or position in the Company following the commencement of any discussion with a third person that ultimately results in a Change in Control shall be deemed to be a Termination of the Executive after a Change in Control for purposes of this Agreement. Executive expressly acknowledges that he is an employee at will, and that the Company may terminate him at any time during the Term for any reason if the Company makes the payments and provides the benefits provided for under Section 5 or 6 of this Agreement, and otherwise comply with its other continuing covenants in this Agreement, including without limitation,
Section 4.

     21. Withholding of Taxes. The Company may withhold from any amounts payable under this Agreement all federal, state, city or other taxes as shall be required pursuant to any law or government regulation or ruling.

     22. Severability. If the final determination of a court of competent jurisdiction declares, after the expiration of the time within which judicial review (if permitted) of such determination may be perfected, that any term or provision hereof is invalid or unenforceable, (a) the remaining terms and provisions hereof shall be unimpaired and (b) the invalid or unenforceable term or provision shall be replaced by a term or provision that is mutually agreeable to the parties hereto and is valid and enforceable and that comes closest to expressing the intention of the invalid or unenforceable term or provision. Notwithstanding the foregoing, the invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement which shall nevertheless remain in full force and effect.

     23. Amendment; Waiver. This Agreement may not be modified, amended or waived in any manner except by an instrument in writing signed by both parties hereto. The waiver by either party of compliance with any provision of this Agreement by the other party shall not operate or be construed as a waiver of any other provision of this Agreement, or of any subsequent breach by such party of a provision of this Agreement.



<continued>

     24. Governing Law. All matters affecting this Agreement, including the validity thereof, are to be governed by, interpreted and construed in accordance with the substantive laws of the State of Ohio, without giving effect to the principles of conflict of laws of such State.

     25. Notices. Any notice hereunder by either party to the other shall be given in writing by personal delivery or certified mail, return receipt requested. If addressed to Executive, the notice shall be delivered or mailed to Executive at his principal residence, 26730 West River Road, Perrysburg, Ohio 43551 or to such other address as Executive shall give notice in writing in accordance herewith. If addressed to the Company, the notice shall be delivered or mailed to the Company at its executive offices at 701 Lima Avenue, Findlay, Ohio 45840 to the attention of the Board. A notice shall be deemed given, if by personal delivery, on the date of such delivery or, if by certified mail, on the date shown on the applicable return receipt.

     26. Previous Agreements. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement; provided, however, that this Agreement shall not supersede or in any way limit the rights, duties or obligations of the Employee or the Company under the Plans, except that payments pursuant to Section 5(a) or Section 6(b) shall be in lieu of any other cash severance pay provided by the Company.

     27. Counterparts. This Agreement may be executed by either of the parties hereto in counterpart, each of which shall be deemed to be an original, but all such counterparts shall together constitute one and the same instrument.

     28. Headings. The headings of sections herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

          IN WITNESS WHEREOF, the Company has caused the Agreement to be signed by an officer pursuant to the authority of its Board, and Executive has executed this Agreement, as of the day and year first written above.

                                        COOPER TIRE & RUBBER COMPANY


                                        By:
                                           ---------------------------
                                        Title:
                                              ------------------------



                                        ------------------------------
                                        Thomas A. Dattilo
                                        Executive















<continued>

                                   ANNEX A
                               Form of Release

      WHEREAS, there has been a Termination (as such term is defined in the Amended and Restated Employment Agreement (the "Agreement") made and entered into on June 6, 2000 between the undersigned (the "Executive") and COOPER TIRE & RUBBER COMPANY ("Cooper"), of the Executive's employment from Cooper; and

      WHEREAS, the Executive is required to sign this Release in order to receive the severance benefits as described in Section 5, Section 6 and
Section 12 of the Agreement.

      NOW THEREFORE, in consideration of the promises and agreements contained herein and other good and valuable consideration, the sufficiency and receipt of which are hereby acknowledged, and intending to be legally bound, the Executive agrees as follows:

      1. This Release is effective on the date hereof and will continue in effect as provided herein.

      2. In consideration of the payments to be made and the benefits to be received by the Executive pursuant to Section 5, Section 6 and Section 12 of the Agreement, which the Executive acknowledges are in addition to payments and benefits which the Executive would be entitled to receive absent the Agreement, the Executive, for himself and his dependents, successors, assigns, heirs, executors and administrators (and his and their legal representatives of every kind), hereby releases, dismisses, remises and forever discharges its predecessors, parents, subsidiaries, divisions, related or affiliated companies, officers, directors, stockholders, members, employees, heirs, successors, assigns, representatives, agents and counsel (the "Company") from any and all arbitrations, claims, including claims for attorney's fees, demands, damages, suits, proceedings, actions and/or causes of action of any kind and every description, whether known or unknown, which Executive now has or may have had for, upon, or by reason of any cause whatsoever ("claims"), against the Company, including but not limited to:

          (a) any and all claims arising out of or relating to Executive's employment by or service with the Company and his termination from the Company;

          (b) any and all claims of discrimination, including but not limited to claims of discrimination on the basis of sex, race, age, national origin, marital status, religion or handicap, including, specifically, but without limiting the generality of the foregoing, any claims under the Age Discrimination in Employment Act, as amended, Title VII of the Civil Rights Act of 1964, as amended, the Americans with Disabilities Act, Ohio Revised Code Section 4101.17 and Ohio Revised Code Chapter 4112, including Sections 4112.02 and 4112.99 thereof, and any other applicable state statutes and regulations, and

          (c) any and all claims of wrongful or unjust discharge or breach of any contract or promise, express or implied;

provided, however, that the foregoing shall not apply to claims to enforce rights that Executive may have as of the date hereof or in the future under any of Cooper's health, welfare, retirement, pension or incentive plans, under any indemnification agreement between the Executive and Cooper, under Cooper's indemnification by-laws, under the directors' and officers' liability coverage maintained by Cooper, under the applicable provisions of the Delaware General Corporation Law, that Executive may have in the future under the Agreement or under this Release.

      3. Executive understands and acknowledges that the Company does not admit any violation of law, liability or invasion of any of his rights and that any such violation, liability or invasion is expressly denied. The
<continued>
consideration provided for this Release is made for the purpose of settling and extinguishing all claims and rights (and every other similar or dissimilar matter) that Executive ever had or now may have against the Company to the extent provided in this Release. Executive further agrees and acknowledges that no representations, promises or inducements have been made by the Company other than as appear in the Agreement.

      4.  Executive further agrees and acknowledges that:

          (a) The release provided for herein releases claims to and including the date of this Release;

          (b) He has been advised by the Company to consult with legal counsel prior to executing this Release, has had an opportunity to consult with and to be advised by legal counsel of his choice, fully understands the terms of this Release, and enters into this Release freely, voluntarily and intending to be bound;

          (c) He has been given a period of twenty-one (21) days to review and consider the terms of this Release, prior to its execution and that he may use as much of the twenty-one (21) day period as he desires; and

          (d) He may, within 7 days after execution, revoke this Release. Revocation shall be made by delivering a written notice of revocation to the General Counsel at Cooper. For such revocation to be effective, written notice must be actually received by the General Counsel at Cooper no later than the close of business on the 7th day after Executive executes this Release. If Executive does exercise his right to revoke this Release, all of the terms and conditions of the Release shall be of no force and effect and Cooper shall not have any obligation to make further payments or provide benefits to Executive as set forth in Section 5, Section 6, and Section 12 of the Agreement.

      5. Executive agrees that he will never file a lawsuit or other complaint asserting any claim that is released in this Release.

      6. Executive waives and releases any claim that he has or may have to reemployment after the Termination Date as defined in the Agreement.

      IN WITNESS WHEREOF, the Executive has executed and delivered this Release on the date set forth below.


Dated:
      ------------------------------   --------------------------------
                                       Thomas A. Dattilo
                                       Executive

                                                             Part II
                                                             Exhibit (10)(ii)

                             AMENDED AND RESTATED
                             EMPLOYMENT AGREEMENT


     THIS AMENDED AND RESTATED EMPLOYMENT AGREEMENT (this "Agreement") is made and entered into this 6th day of June, 2000, between COOPER TIRE & RUBBER COMPANY, a Delaware corporation with its principal offices located at 701 Lima Avenue, Findlay, Ohio 45840, (the "Company"), and John Fahl, residing at 1811 Windsor Place, Findlay, Ohio 45840 (the "Executive").

                                 WITNESSETH:

      WHEREAS, the Executive and the Company entered into an Employment Agreement dated as of May 3rd, 2000 (the "Original Agreement"), which will be superseded in its entirety by this Agreement; and

      WHEREAS, the Executive and the Company entered into an RSU Award Agreement dated as of November 18, 1999 (the "Award Agreement"); and

      WHEREAS, the Executive has been employed by the Company in the capacity of Vice President and Tire Division President, and

      WHEREAS, the Company desires to continue to retain the services of the Executive in the future; and

      WHEREAS, the Executive desires to continue to serve in the capacity of Vice President and Tire Division President of the Company, pursuant to the terms and provisions of this Agreement.

      NOW, THEREFORE, in consideration of the premises and the mutual promises and agreements contained herein and other good and valuable consideration, the sufficiency and receipt of which are hereby acknowledged, and intending to be legally bound hereby, the Company and the Executive hereby amend and restate the Original Agreement to read as follows:

      1. Certain Defined Terms. In addition to terms defined elsewhere herein, the following terms have the following meanings when used in this Agreement with initial capital letters:

          (a) "Affiliate" means any corporation, limited liability company, joint venture, partnership, or other legal entity in which the Company owns, directly or indirectly, or has previously owned, at least fifty percent (50%) of the capital stock, profits, interest or capital interest.

          (b) "Average Compensation" means the Executive's average annual compensation, including Base Pay and any annual and long-term incentive compensation earned, during the five (5) calendar years prior to the year in which a Termination occurs.

          (c) "Base Pay" means the Executive's rate of annual base salary, as defined in the Compensation Plan, as in effect from time to time.

          (d)  "Board" means the Board of Directors of the Company.

          (e)  "Cause" means:

               (X) prior to a Change in Control, termination of the Executive's employment with the Company by the Board because of:



<continued>

                      (i) the willful and continued failure by the Executive to perform substantially the duties of the Executive's position, and the failure of the Executive to correct such failure of performance after notification by the Board of any such failure; or

                     (ii) any other willful act or omission which is materially injurious to the financial condition or business reputation of, or is otherwise materially injurious to, the Company or any affiliate thereof, and failure of the Executive to correct such act or omission after notification by the Board of any such act or omission; or

                    (iii) the conviction of a criminal violation involving fraud, embezzlement or theft in connection with Executive's duties or in the course of Executive's employment with the Company.

               (Y) following a Change in Control, termination of the Executive's employment with the Company by the Board because of:

                      (i) any act or omission constituting a material breach by the Executive of any of his significant obligations or agreements under this Agreement or the continued failure or refusal of the Executive to adequately perform the duties reasonably required hereunder which is materially injurious to the financial condition or business reputation of, or is otherwise materially injurious to, the Company or any Affiliate thereof, after notification by the Board of such breach, failure or refusal and failure of the Executive to correct such breach, failure or refusal within thirty (30) days of such notification (other than by reason of the incapacity of the Executive due to physical or mental illness); or

                     (ii) the commission by and conviction of the Executive of a felony, or the perpetration by and criminal conviction of or civil verdict finding the Executive committed a dishonest act or common law fraud against the Company or any affiliate thereof (for the avoidance of doubt, conviction and civil verdict, in each case, shall mean when no further appeals may be taken by the Executive from such conviction or civil verdict and such conviction or civil verdict becomes final and binding upon the Executive with no further right of appeal); or

                    (iii) any other willful act or omission which is materially injurious to the financial condition or business reputation of, or is otherwise materially injurious to, the Company or any affiliate thereof, and failure of the Executive to correct such act or omission after notification by the Board of any such act or omission; or

                    Any notification to be given by the Board in accordance with Section 1(e)(X)(i), 1(e)(X)(ii), 1(e)(Y)(i) or 1(e)(Y)(iii) shall specifically identify the breach, failure, refusal, act or omission to which the notification relates and, in the case of Section 1(e)(X)(i), 1(e)(X)(ii), 1(e)(Y)(i) or 1(e)(Y)(iii), shall describe the injury to the Company, and such notification must be given within twelve (12) months of the Board becoming aware, or within twelve (12) months of when the Board should have reasonably become aware of the breach, failure, refusal, act, or omission identified in the notification. Notwithstanding Section 23, failure to notify the Executive within any such twelve (12) month period shall be deemed to be a waiver by the Board of any such breach, failure, refusal, act or omission by the Executive and any such breach, failure, refusal, act or omission by the Executive shall not then be determined to be a breach of this Agreement.

               For the avoidance of doubt and for the purpose of determining Cause, the exercise of business judgment by the Executive shall not be determined to be Cause, even if such business judgment materially injures the financial condition or business reputation of, or is otherwise materially injurious to the Company or any Affiliate thereof, unless such business judgment by the Executive was not made in good faith, or constitutes willful or wanton misconduct, or was an intentional violation of state or federal law.
<continued>

          (f) "Change in Control" means the occurrence during the Term of any of the following events:

                 (i) the Company merges into itself, or is merged or consolidated with, another entity and as a result of such merger or consolidation less than 51% of the voting power of the then-outstanding voting securities of the surviving or resulting entity immediately after such transaction are directly or indirectly beneficially owned in the aggregate by the former stockholders of the Company immediately prior to such transaction;

                (ii) all or substantially all the assets accounted for on the consolidated balance sheet of the Company are sold or transferred to one or more corporations or persons, and as a result of such sale or transfer less than 51% of the voting power of the then-outstanding voting securities of such entity or person immediately after such sale or transfer is directly or indirectly beneficially held in the aggregate by the former stockholders of the Company immediately prior to such transaction or series of transactions;

               (iii) a person, within the meaning of Section 3(a)(9) or 13(d)(3) (as in effect on the date of this Agreement) of the Securities Exchange Act of 1934, (the "Exchange Act") become the beneficial owner (as defined in Rule 13d-3 of the Securities and Exchange Commission pursuant to the Exchange Act) of (i) 15% or more but less than 35% of the voting power of the then outstanding voting securities of the Company without prior approval of the Board, or (ii) 35% or more of the voting power of the then-outstanding voting securities of the Company; provided, however, that the foregoing does not apply to any such acquisition that is made by (w) any Affiliate of the Company; (x) any employee benefit plan of the Company or any Affiliate; or (y) any person or group of which employees of the Company or of any Affiliate control a greater than 25% interest unless the Board determines that such person or group is making a "hostile acquisition;" or (z) any person or group that directly or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with, the Executive; or

                (iv) a majority of the members of the Board are not Continuing Directors, where a "Continuing Director" is any member of the Board who (x) was a member of the Board on the date of this Agreement or (y) was nominated for election or elected to such Board with the affirmative vote of a majority of the Continuing Directors who were members of such Board at the time of such nomination or election.

          (g)  "Code" means the Internal Revenue Code of 1986, as amended.

          (h)  "Committee" means the Compensation Committee of the Board.

          (i) "Common Stock" means the Company's common stock, par value $1.00 per share.

          (j)  "Company" means the Company as hereinbefore defined.

          (k) "Compensation Plan" means the Company's Top Management Compensation Plan adopted by the Board on April 28, 1973.

          (l) "Disability" or "Disabled" means when, the Executive has been totally disabled by bodily injury or disease so as to prevent him from being physically able to perform the job duties as required under this Agreement, and such total disability shall have continued for five (5) consecutive months, and, in the opinion of a qualified physician selected by the Company, such disability will presumably be permanent and continuous during the remainder of Executive's life.

          (m) "Good Reason" means the occurrence of any of the following, without Executive's express, prior written consent:


<continued>

                 (i) a material breach by the Company of Section 2 or Section 4 of this Agreement, including but not limited to, the assignment to the Executive of any duties inconsistent with his status as Vice President and General Counsel of the Company, or his removal from such position, or a substantial alteration in the nature or status of his responsibilities from those described herein, except, in each case, in connection with a promotion of the Executive, and the failure of the Company to remedy such breach within thirty (30) days after receipt of written notice of such breach from the Executive;

                (ii) the relocation of the office of the Company where the Executive is employed to a location other than Findlay, Ohio, except for required travel on the Company's business to an extent reasonably required to perform his duties hereunder;

               (iii) except as required by law, the failure by the Company to continue to provide the Executive with benefits at least as favorable as those provided to him under the Plans (as defined in Section 4(b)), the taking of any action by the Company which would directly or indirectly materially reduce any of such benefits or deprive the Executive of any material fringe benefits enjoyed by him or the failure by the Company to provide Executive with the number of paid vacation days to which he is entitled on the basis of years of service with the Company in accordance with the Company's normal vacation policy in effect at the date of this Agreement;

                (iv) the failure of the Company to obtain a satisfactory agreement from any successor to assume and agree to perform this Agreement, as contemplated in Section 19 hereof or, if the business of the Company for which the Executive's services are principally performed is sold, the purchaser of such business shall fail to agree to assume this Agreement or to provide Executive with the same or a comparable position, duties, benefits, and base salary and incentive compensation as provided in Section 4 of this Agreement;

                 (v) the failure of the Board to elect Executive to his existing position or an equivalent position; or

                (vi) following the six-month anniversary date after a Change in Control of the Company has occurred, voluntary termination by Executive for any reason, or without reason, during a period of thirty (30) days from such date.

          (n) "Incentive Compensation Plan" means the Cooper Tire & Rubber Company 1998 Incentive Compensation Plan, as amended.

          (o) "Nonqualified Supplementary Benefit Plan" means the Cooper Tire & Rubber Company Nonqualified Supplementary Benefit Plan, effective November 8, 1984, as amended.

          (p) "Retirement Plans" means the Salaried Employees' Retirement Plan and the Nonqualified Supplementary Benefit Plan or any successor plans thereto which provide comparable benefits.

          (q) "Salaried Employees' Retirement Plan" means the Cooper Tire & Rubber Company Salaried Employees' Retirement Plan, effective January 1, 1989, as amended.

          (r) "Severance Period" means, in the event of a Termination, the period of time commencing on the Termination Date and continuing for the greater of:

                 (i)  two (2) years, or

                (ii)  the remainder of the Term (as defined in Section 3).


<continued>

          (s)  "Termination" means:

                 (i) the involuntary termination of the Executive's employment by the Company at any time without Cause, for any reason other than retirement, death or disability, or

                (ii) termination of his employment by the Executive for Good Reason.

          (t) "Termination Date" means the date on which the Executive's employment with the Company is terminated by the company or the Executive for any reason or for no reason. If the Executive's employment is terminated by the Company, such date shall be specified in a written notice of termination (which date shall be no earlier than the date of furnishing such notice), or if no such date is specified therein, the date of receipt by the Executive of such written notice of termination, otherwise the Executive shall specify such date in a written notice of his resignation.

          (u) "1998 Option Plan" means the Cooper Tire & Rubber Company 1998 Employee Stock Option Plan, as amended.

     2.  Employment and Duties.

         (a) General. The Company hereby employs the Executive and the Executive agrees upon the terms and conditions herein set forth to serve as Vice President and Tire Division President, and, in such capacity, shall perform such duties as may be delineated in the Bylaws of the Company, and such other duties, commensurate with the Executive's title and position of Vice President and Tire Division President, as may be assigned to the Executive from time to time by the Chief Executive Officer of the Company (the "CEO") or such other officer of the Company as may be designated by the CEO.

         (b)  Exclusive Services.  Throughout the Term (as defined in Section
3), Executive shall, except as may from time to time be otherwise agreed in writing by the Company and during reasonable vacations and unless prevented by ill health, devote his full-time and undivided attention during normal business hours to the business and affairs of the Company consistent with his senior executive position, shall in all respects conform to and comply with the lawful and reasonable directions and instructions given to him by the Board or such officer of the Company as may be designated by the Board, and shall use his best efforts to promote and serve the interests of the Company.

         (c) Restrictions on Other Employment. Throughout the Term and provided that such activities do not contravene the provisions of Section 2(b) hereof or Section 15 hereof:

                (i)  Executive may engage in charitable and community affairs;

               (ii) Executive may perform inconsequential services without specific compensation therefor in connection with the management of personal investments; and,

              (iii) Executive may, directly or indirectly, render services to any other person or organization (including service as a member of the Board of Directors of any other unaffiliated company), for which he receives compensation, that is not in competition with the Company, subject in each case to the approval of the Board. Executive may retain all fees he receives for such services, and the Company shall not reduce his compensation by the amount of such fees. For purposes of this Section 2(c)(iii) competition shall have the same meaning as intended for the purposes of Section 15.

     3.  Term of Employment.  Subject to the provisions of Sections 5 through
Section 10 hereof, the Company shall retain the Executive and the Executive shall serve in the employ of the Company for a period (the "Term") commencing

<continued>
on the date hereof and continuing in effect through June 12, 2001, unless earlier terminated by Executive having given six (6) months prior written notice to the Company of Executive's intent to terminate this Agreement.

     4. Compensation and Other Benefits. Subject to the provisions of this Agreement, the Company shall pay and provide the following compensation and other benefits to the Executive during the Term as compensation for services rendered hereunder:

         (a) Base Salary. The Company shall pay to the Executive Base Pay at the rate of $392,000 per annum, payable biweekly. The Base Pay will be reviewed not less than annually by the Board or by the Compensation Committee and may be increased, but not decreased.

         (b) Employee Benefit Plans. At all times during the Term, the Executive shall be provided the opportunity to participate in such Retirement Plans, and such employee pension benefit plans, whether or not qualified, and employee welfare benefit plans, programs and arrangements (collectively, the "Plans") as are generally made available to executives of the Company. Unless otherwise required by law, the Plans, when considered as a whole, will provide for benefits to Executive no less favorable than those currently provided.

         (c) Incentive Compensation. The Executive shall be eligible to participate in the annual incentive compensation program established by the Compensation Plan.

         (d) Long-Term Incentive Compensation. The Executive shall be eligible to participate in such long-term incentive plans and programs as the Company generally provides to its senior executives.

     5. Termination Without Cause or for Good Reason Prior to a Change in Control. If, prior to the expiration of the Term, the Executive's employment is terminated by the Company without Cause, or if the Executive terminates his employment hereunder for Good Reason, in each case prior to a Change in Control, and conditioned upon the Executive's delivering to the Company the Release provided for in Section 16 with all periods for revocation expired, the Executive shall be entitled to receive:

         (a) "Severance Pay" which shall equal the sum of the biweekly payments that the Executive would receive if he were paid at the rate of his Average Compensation, for the remainder of the Term. Severance Pay shall be paid in a single lump sum in cash within thirty (30) days following the expiration of such revocation period.

         (b) The Company shall provide the Executive with lifetime life, accident and health insurance benefits substantially similar to those to which Executive and Executive's family were entitled immediately prior to the Termination. Benefits otherwise receivable by Executive pursuant to this subsection 5(b) shall be reduced to the extent comparable benefits are actually received by Executive from other employment, and any such benefits actually received by Executive shall be reported to the Company.

         (c) In addition to the pension benefits to which the Executive is entitled under the Retirement Plans, the Company shall pay the Executive in cash within thirty (30) days following the Termination Date, a single lump sum equal to the actuarial equivalent of the excess of (1) the retirement pension (determined as a straight life annuity commencing at age sixty-five (65)) which he would have accrued under the terms of the Retirement Plans (without regard to any amendment to such Retirement Plans or other pension benefit program described herein), determined as if the Executive were fully vested thereunder and had accumulated (after the Termination Date) twenty-four (24) additional months (or, if greater, the number of months remaining in the Term) of service credit thereunder at his highest annual rate of compensation during any calendar year for the five (5) years immediately preceding the Termination

<continued>

Date (but in no event shall the Executive be deemed to have accumulated additional months of service credit after his sixty-fifth (65th) birthday), over (2) the retirement pension (determined as a straight life annuity commencing at age sixty-five (65)) which the Executive had then accrued pursuant to the provisions of the Retirement Plans. For purposes of this subsection, "actuarial equivalent" shall be determined using the 1994 Uninsured Pensioner Mortality Table (UP-94) and annual compound interest at the Corporate Bond yield average for bonds rated Aaa by Moody's reduced by fifty (50) basis points (.5 percent). The rate chosen from the aforereferenced table will be for the calendar month five months prior to the month which contains the effective date of payment and will be truncated to the lower 0.25% increment (e.g. 6.00%, 6.25%, 6.50%, etc.).

         (d) Notwithstanding any provision in the Award Agreement, all restricted stock units granted to the Executive which have not otherwise vested shall immediately vest and within thirty (30) days following the Termination Date, the Company shall pay to Executive an amount equal to the fair market value (computed as the average of the high and low trades reported on the New York Stock Exchange) of the Common Stock represented by such restricted stock units determined as of the Termination Date. Such cash payment shall be deemed to be in lieu of and in substitution for any right Executive may have to such restricted stock units under the terms of the Award Agreement, and Executive agrees to surrender all restricted stock units being cashed out hereunder immediately prior to receiving the cash payment described above;

         (e) Notwithstanding any provision in the Incentive Compensation Plan, 1998 Option Plan or other relevant plan or program, all stock options granted to the Executive by the Company which have not otherwise vested shall be vested. Within thirty (30) days after the Termination Date, the Company shall pay to Executive in cash an amount equal to the aggregate of the difference between the exercise price of each stock option granted to the Executive prior to the Termination Date, and the fair market value (computed as the average of the high and low trades reported on the New York Stock Exchange) of the Company's stock subject to the related option, determined as of the Termination Date. Such cash payment shall be deemed to be in lieu of and in substitution for any right Executive may have to exercise such stock option or a related stock appreciation right under the terms of the relevant stock option plan describing such rights, and Executive agrees to surrender all stock options and related stock appreciation rights being cashed out hereunder prior to receiving the cash payment described above.

     6. Termination Without Cause or for Good Reason Following a Change in Control, etc.

         (a) If, prior to the expiration of the Term and subsequent to a Change in Control and during the Severance Period, the Executive's employment is terminated by the Company without Cause or if the Executive terminates his employment hereunder for Good Reason, and conditioned upon the Executive's delivering to the Company the Release provided for in Section 16 with all periods for revocation expired, the Company shall pay or provide to the
Executive:

                (i) a single lump sum cash payment within five (5) days following the expiration of such revocation period equal to the Executive's then current Base Pay and pro rata incentive compensation accrued through his Termination Date; plus

               (ii) a single lump sum cash payment within five (5) days following the expiration of such revocation period equal to the greater of:

                     (A)  the Executive's Severance Pay; or



<continued>

                     (B) three (3) times the sum of (x) Executive's Base Pay plus (y) target annual incentive compensation for the year prior to the Change in Control; plus

              (iii) a single lump sum cash payment within five (5) days following the expiration of such revocation period equal to the actuarial equivalent of:

                     (A) the excess of (1) the retirement pension (determined as a straight line annuity commencing at age sixty-five (65)) which he would have accrued under the terms of the Retirement Plans (without regard to any amendment to such Retirement Plans or other pension benefit program described herein), determined as if the Executive were fully vested thereunder and had accumulated (after the Termination Date) thirty-six (36) additional months (or, if greater, the number of months remaining in the Term) of service credit thereunder at his highest annual rate of compensation during any calendar year for the five (5) years immediately preceding the Termination Date (but in no event shall Executive be deemed to have accumulated additional months of service credit after his sixty-fifth (65th) birthday), over (2) the retirement pension (determined as a straight life annuity commencing at age sixty-five
(65)) which Executive had then accrued pursuant to the provisions of the Retirement Plans; plus

                     (B) the retirement pension Executive has accrued under the Nonqualified Supplementary Benefit Plan.

              For purposes of this subsection, "actuarial equivalent" shall be determined using the 1994 Uninsured Pensioner Mortality Table (UP-94) and annual compound interest at the Corporate Bond yield average for bonds rated Aaa by Moody's reduced by fifty (50) basis points (.5 percent). The rate chosen from the aforereferenced table will be for the calendar month five months prior to the month which contains the effective date of payment and will be truncated to the lower 0.25% increment (e.g. 6.00%, 6.25%, 6.50%, etc.);

               (iv) for thirty-six (36) months following his Termination Date, the Company shall arrange to provide Executive with life, accident and health insurance benefits substantially similar to those to which Executive and Executive's family were entitled immediately prior to Executive's Termination. Benefits otherwise receivable by Executive pursuant to this subsection 6(a)(iv) shall be reduced to the extent comparable benefits are actually received by Executive during the remainder of such period following his Termination, and any such benefits actually received by Executive shall be reported to the Company;

                (v) following the end of the period specified in subsection 6(a)(iv), lifetime retiree medical and life insurance coverage, which shall be based on the Company's plans in effect immediately prior to the Change in Control, and, for purposes of such plans, with the Executive deemed to have thirty (30) years of credited service and as if he had attained age sixty-five and retired at the end of such period; and

               (vi) outplacement services by a firm selected by the Executive, at the expense of the Company in an amount up to 15% of the Executive's Base Pay.

         (b)  Notwithstanding any provision in the Award Agreement or this
Section 6, all restricted stock units granted to the Executive which have not otherwise vested shall immediately vest and within five (5) days after the consummation of the Change in Control the Company shall pay to Executive an amount equal to the fair market value (computed as the average of the high and low trades reported on the New York Stock Exchange) of the Common Stock represented by such restricted stock units determined as of the consummation of the Change in Control. Such cash payment shall be deemed to be in lieu of and in substitution for any right Executive may have to such restricted stock
<continued>
units under the terms of the Award Agreement, and Executive agrees to surrender all restricted stock units being cashed out hereunder immediately prior to receiving the cash payment described above.

         (c) Notwithstanding any provision in the Incentive Compensation Plan, the 1998 Option Plan, other relevant plan or program or this Section 6, all stock options granted to the Executive by the Company which have not otherwise vested shall be vested and within five (5) days after the consummation of the Change in Control, the Company shall pay to Executive in cash an amount equal to the aggregate of the difference between the exercise price of each stock option granted to Executive prior to the consummation of the Change in Control, and the fair market value (computed as the average of the high and low trades reported on the New York Stock Exchange) of the Common Stock subject to the related option, determined as of the consummation of the Change in Control. Such cash payment shall be deemed to be in lieu of and in substitution for any right Executive may have to exercise such stock option or a related stock appreciation right under the terms of the relevant stock option plan describing such rights, and Executive agrees to surrender all stock options and related stock appreciation rights being cashed out hereunder prior to receiving the cash payment described above.

     7. Termination for Cause or Without Good Reason. If, prior to the expiration of the Term, the Executive's employment is terminated by the Company for Cause, or if the Executive terminates his employment hereunder without Good Reason, the Executive shall not be eligible to receive Base Pay under Section 4(a) or to participate in any Plans under Section 4(b) with respect to periods after the Termination Date, and except as otherwise provided by applicable law, and except for the right to receive vested benefits under any Plan in accordance with the terms of such Plan. However, the Executive shall be eligible to receive a pro rata portion of any incentive compensation for the Company's fiscal year during which the Termination Date occurs, but not for any later years.

     8. Termination by Death. If the Executive dies prior to the expiration of the Term, Executive's beneficiary, estate or family, as applicable, shall be entitled to receive:

           (i) for a period of 90 days beginning on the date of the Executive's death a biweekly amount equal to the biweekly Base Pay paid to the Executive by the Company for the payroll period immediately prior to his death,

          (ii) any pro rata portion of the Executive's incentive compensation for the fiscal year in which Executive's death occurs, and

         (iii) lifetime health insurance benefits in effect immediately prior to Executive's Death.

     9. Termination by Disability. If, prior to the expiration of the Term, the Executive becomes Disabled, the Company or the Executive shall be entitled to terminate his employment, and Executive shall be entitled:

           (a) any pro rata portion of the Executive's incentive compensation for the fiscal year in which the Executive's Disability occurs, and

           (b) all available benefits under the Plans, including lifetime life, accident and health insurance benefits substantially similar to those to which Executive and Executive's family were entitled immediately prior to Executive's termination of employment with the Company because of Executive becoming Disabled.

    10. Termination by Retirement. If, prior to the expiration of the Term, the Executive voluntarily elects to retire under the Salaried Employees' Retirement Plan, Executive's employment will be terminated as of the date of such retirement.
<continued>

    11.  Funding Upon Potential Change in Control.

         (a) Upon the earlier to occur of (i) a Change in Control or (ii) a declaration by the Board that a Change in Control is imminent, the Company shall promptly pay to the extent it has not done so, and in any event within five (5) business days, a sum equal to the present value on the date of the Change in Control (or on such fifth business day if the Board has declared a Change in Control to be imminent) of the payments to be made to the Executive under the provisions of Sections 6 and 12 hereof, which shall be transferred
to    (the "Trustee") and added to any principal of the Trust under [
Trust Agreement, dated          , 2000 between the Company and Trustee] (the
"Trust Agreement").

         (b) Any payments of compensation, pension, severance or other benefits by the Trustee pursuant to the Trust Agreement shall, to the extent thereof, discharge the Company's obligation to pay compensation, pension, severance and other benefits hereunder, it being the intent of the Company that assets in such Trust be held as security for the Company's obligation to pay compensation, pension, severance and other benefits under this Agreement.

    12.  Certain Additional Payments by the Company.

         (a) Anything in this Agreement to the contrary notwithstanding, in the event that following a Change in Control the Executive's employment with the Company is terminated by the Company or the Executive, and it shall be determined (as hereafter provided) that any payment (other than the Gross-Up payments provided for in this Section 12) or distribution by the Company or any of its Affiliates to or for the benefit of the Executive, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise pursuant to or by reason of any other agreement, policy, plan, program or arrangement, including without limitation any stock option, performance share, performance unit, stock appreciation right or similar right, or the lapse or termination of any restriction on or the vesting or exercisability of any of the foregoing (a "Payment"), would be subject to the excise tax imposed by Section 4999 of the Code (or any successor provision thereto) by reason of being considered "contingent on a change in ownership or control" of the Company, within the meaning of Section 280G of the Code (or any successor provision thereto) or to any similar tax imposed by state or local law, or any interest or penalties with respect to such tax (such tax or taxes, together with any such interest and penalties, being hereafter collectively referred to as the "Excise Tax"), then the Executive shall be entitled to receive an additional payment or payments (collectively, a "Gross-Up Payment"); provided, however, that no Gross-Up Payment shall be made with respect to the Excise Tax, if any, attributable to
(i) any incentive stock option ("ISO"), as defined by Section 422 of the Code (or any successor provision thereto) granted prior to the execution of this Agreement where the addition of a Gross-Up Payment would cause the ISO to lose such status, or (ii) any stock appreciation or similar right, whether or not limited, granted in tandem with any ISO described in clause (i). The Gross-Up Payment shall be in an amount such that, after payment by the Executive of all taxes (including any interest or penalties imposed with respect to such taxes), including any Excise Tax imposed upon the Gross-Up Payment, the Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payment.

         (b) Subject to the provisions of Section 12(f), all determinations required to be made under this Section 12, including whether an Excise Tax is payable by the Executive and the amount of such Excise Tax and whether a Gross-Up Payment is required to be paid by the Company to the Executive and the amount of such Gross-Up Payment, if any, shall be made by a nationally recognized accounting firm (the "Accounting Firm") selected by the Executive in his sole discretion. The Executive shall direct the Accounting Firm to submit its determination and detailed supporting calculations to both the Company and the Executive within 30 calendar days after the Termination Date,

<continued>
if applicable, and any such other time or times as may be requested by the Company or the Executive. If the Accounting Firm determines that any Excise Tax is payable by the Executive, the Company shall pay the required Gross-Up Payment to the Executive within five (5) business days after receipt of such determination and calculations with respect to any Payment to the Executive. If the Accounting Firm determines that no Excise Tax is payable by the Executive, it shall, at the same time as it makes such determination, furnish the Company and the Executive an opinion that the Executive has substantial authority not to report any Excise Tax on his federal, state or local income or other tax return. As a result of the uncertainty in the application of
Section 4999 of the Code (or any successor provision thereto) and the possibility of similar uncertainty regarding applicable state or local tax law at the time of any determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments which will not have been made by the Company should have been made (an "Underpayment"), consistent with the calculations required to be made hereunder. In the event that the Company exhausts or fails to pursue its remedies pursuant to Section 12(f) and the Executive thereafter is required to make a payment of any Excise Tax, the Executive shall direct the Accounting Firm to determine the amount of the Underpayment that has occurred and to submit its determination and detailed supporting calculations to both the Company and the Executive as promptly as possible. Any such Underpayment shall be promptly paid by the Company to, or for the benefit of, the Executive within five (5) business days after receipt of such determination and calculations.

         (c) The Company and the Executive shall each provide the Accounting Firm access to and copies of any books, records and documents in the possession of the Company or the Executive, as the case may be, reasonably requested by the Accounting Firm, and otherwise cooperate with the Accounting Firm in connection with the preparation and issuance of the determinations and calculations contemplated by Section 12(b). Any determination by the Accounting Firm as to the amount of the Gross-Up Payment shall be binding upon the Company and the Executive.

         (d) The federal, state and local income or other tax returns filed by the Executive shall be prepared and filed on a consistent basis with the determination of the Accounting Firm with respect to the Excise Tax payable by the Executive. The Executive shall make proper payment of the amount of any Excise Payment, and at the request of the Company, provide to the Company true and correct copies (with any amendments) of his federal income tax return as filed with the Internal Revenue Service and corresponding state and local tax returns, if relevant, as filed with the applicable taxing authority, and such other documents reasonably requested by the Company, evidencing such payment. If prior to the filing of the Executive's federal income tax return, or corresponding state or local tax return, if relevant, the Accounting Firm determines that the amount of the Gross-Up Payment should be reduced, the Executive shall within five (5) business days pay to the Company the amount of such reduction.

         (e) The fees and expenses of the Accounting Firm for its services in connection with the determinations and calculations contemplated by Section 12(b) shall be borne by the Company. If such fees and expenses are initially paid by the Executive, the Company shall reimburse the Executive the full amount of such fees and expenses within five (5) business days after receipt from the Executive of a statement therefor and reasonable evidence of his payment thereof.

         (f) The Executive shall notify the Company in writing of any claim by the Internal Revenue Service or any other taxing authority that, if successful, would require the payment by the Company of a Gross-Up Payment. Such notification shall be given as promptly as practicable but no later than ten (10) business days after the Executive actually receives notice of such claim and the Executive shall further apprise the Company of the nature of such claim and the date on which such claim is requested to be paid (in each

<continued>
case, to the extent known by the Executive). The Executive shall not pay such claim prior to the earlier of (i) the expiration of the 30-calendar-day period following the date on which he gives such notice to the Company and (ii) the date that any payment of amount with respect to such claim is due. If the Company notifies the Executive in writing prior to the expiration of such period that it desires to contest such claim, the Executive shall:

                (i) provide the Company with any written records or documents in his possession relating to such claim reasonably requested by the Company;

               (ii) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including without limitation accepting legal representation with respect to such claim by an attorney competent in respect of the subject matter and reasonably selected by the Company;

              (iii) cooperate with the Company in good faith in order to effectively contest such claim; and

               (iv) permit the Company to participate in any proceedings relating to such claim;

                     provided, however, that the Company shall bear and pay directly all costs and expenses (including interest and penalties) incurred in connection with such contest and shall indemnify and hold harmless the Executive, on an after-tax basis, for and against any Excise Tax or income tax, including interest and penalties with respect thereto, imposed as a result of such representation and payment of costs and expenses. Without limiting the foregoing provisions of this Section 12(f), the Company shall control all proceedings taken in connection with the contest of any claim contemplated by this Section 12(f) and, at its sole option, may pursue or forego any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim (provided, however, that the Executive may participate therein at his own cost and expense) and may, at its option, either direct the Executive to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, however, that if the Company directs the Executive to pay the tax claimed and sue for a refund, the Company shall advance the amount of such payment to the Executive on an interest-free basis and shall indemnify and hold the Executive harmless, on an after-tax basis, from any Excise Tax or income or other tax, including interest or penalties with respect thereto, imposed with respect to such advance; and provided further, however, that any extension of the statute of limitations relating to payment of taxes for the taxable year of the Executive with respect to which the contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of any such contested claim shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

         (g) If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 12(f), the Executive receives any refund with respect to such claim, the Executive shall (subject to the Company's complying with the requirements of Section 12(f)) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after any taxes applicable thereto). If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 12(f), a determination is made that the Executive shall not be entitled to any refund with respect to such claim and the Company does not notify the Executive in writing of its intent to contest such denial or refund prior to the expiration of thirty (30) calendar days after such determination, then such advance shall be forgiven

<continued>
and shall not be required to be repaid and the amount of any such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid by the Company to the Executive pursuant to this Section 12.

    13. Mitigation. Nothing in this Agreement shall be construed to require Executive to mitigate his damages upon termination of employment without Cause or for Good Reason. The Company hereby acknowledges that it will be difficult and may be impossible for the Executive to find reasonably comparable employment following the Termination Date and that the non-competition covenant contained in Section 15 will further limit the employment opportunities for the Executive. In addition, the Company acknowledges that its severance pay plans applicable in general to its salaried employees do not provide for mitigation, offset or reduction of any severance payment received thereunder. Accordingly, the payment of the severance compensation by the Company to the Executive in accordance with the terms of this Agreement is hereby acknowledged by the Company to be reasonable, and the Executive will not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise, nor will any profits, income, earnings or other benefits from any source whatsoever create any mitigation, offset, reduction or any other obligation on the part of the Executive hereunder or otherwise.

    14. Legal Fees and Expenses. It is the intent of the Company that the Executive not be required to incur legal fees and the related expenses associated with the interpretation, enforcement or defense of Executive's rights under this Agreement by litigation or otherwise because the cost and expense thereof would substantially detract from the benefits intended to be extended to the Executive hereunder. Accordingly, if it should appear to the Executive that the Company has failed to comply with any of its obligations under this Agreement or in the event that the Company or any other person takes or threatens to take any action to declare this Agreement void or unenforceable, or institutes any litigation or other action or proceeding designed to deny, or to recover from, the Executive the benefits provided or intended to be provided to the Executive hereunder, the Company irrevocably authorizes the Executive from time to time to retain counsel of Executive's choice, at the expense of the Company as hereafter provided, to advise and represent the Executive in connection with any such interpretation, enforcement or defense. Notwithstanding any existing or prior attorney-client relationship between the Company and such counsel, the Company irrevocably consents to the Executive's entering into an attorney-client relationship with such counsel, and in that connection the Company and the Executive agree that a confidential relationship shall exist between the Executive and such counsel. Without respect to whether the Executive prevails, in whole or in part, in connection with any of the foregoing, the Company will pay and be solely financially responsible for any and all attorneys' and related fees and expenses incurred by the Executive in connection with any of the foregoing; provided that, in regard to such matters, the Executive has not acted in bad faith or with no colorable claim of success.

    15.  Secrecy and Noncompetition.

         (a) No Competing Employment. For so long as the Executive is employed by the Company and continuing for two (2) years after the termination of such employment for any reason (the "Non-Compete Period"), Executive shall not, unless he receives the prior written consent of the Board, directly or indirectly, whether as owner, consultant, employee, partner, venturer, agent, through stock ownership (except ownership of less than one percent (1.0%) of the number of shares outstanding of any securities which are publicly traded), investment of capital, lending of money or property, rendering of services, or otherwise, compete with any of the businesses engaged in by the Company or Affiliate at the time of the termination of the Executive's employment hereunder (such businesses are herein after referred to as the "Business"), or assist, become interested in or be connected with any corporation, firm, partnership, joint venture, sole proprietorship or other entity which so

<continued>
competes with the Business. The restrictions imposed by this subsection shall not apply to any geographic area in which neither the Company nor any Affiliate is engaged in the Business.

         (b) No Interference. During the Non-Compete Period, the Executive shall not, whether for his own account or for the account of any other individual, partnership, firm, corporation or other business organization or entity (other than the Company), intentionally solicit, endeavor to entice away from the Company or any Affiliate or otherwise interfere with the relationship of the Company or any Affiliate with, any person who is employed by or associated with the Company or any Affiliate (including, but not limited to, any independent sales representatives or organizations) or any person or entity who is, or was within the then most recent 12-month period, a customer or client of the Company or any Affiliate.

         (c) Secrecy. Executive recognizes that the services to be performed by him hereunder are special, unique and extraordinary in that, by reason of his employment hereunder and his past employment with the Company, he may acquire or has acquired confidential information and trade secrets concerning the operation of the Company or any Affiliate, the use or disclosure of which could cause the Company substantial loss and damages which could not be readily calculated and for which no remedy at law would be adequate. Accordingly, Executive covenants and agrees with the Company that he will not at any time, except in performance of Executive's obligations to the Company hereunder or with the prior written consent of the Board, directly or indirectly, disclose any secret or confidential information that he may learn or has learned by reason of his association with the Company or any Affiliate, or use any such information to the detriment of the Company or any Affiliate. The term "confidential information", includes, without limitation, information not previously disclosed to the public or to the trade by the Company's management with respect to the Company's or any Affiliate's products, manufacturing processes, facilities and methods, research and development, trade secrets, know-how and other intellectual property, systems, procedures, manuals, confidential reports, product price lists, customer lists, marketing plans or strategies, financial information (including the revenues, costs or profits associated with the Company's or any Affiliate's products), business plans, prospects or opportunities. Executive understands and agrees that the rights and obligations set forth in this subsection 15(c) are perpetual and, in any case, shall extend beyond the Non-Compete Period and Executive's employment hereunder.

         (d) Exclusive Property. Executive confirms that all confidential information is and shall remain the exclusive property of the Company. All business records, papers and documents kept or made by Executive relating to the business of the Company shall be and remain the property of the Company. Upon the termination of his employment with the Company or upon the request of the Company at anytime, Executive shall promptly deliver to the Company, and shall not, without the consent of the Board (which consent shall not be unreasonably withheld), retain copies of, any written materials not previously made available to the public, records and documents made by Executive or coming into his possession concerning the business or affairs of the Company excluding records relating exclusively to the terms and conditions of his employment relationship with the Company. Executive understands and agrees that the rights and obligations set forth in this subsection 15(d) are perpetual and, in any case, shall extend beyond the Non-Compete Period and Executive's employment hereunder.

         (e) Stock Ownership. Other than as specified in Section 2(c) or 15(a) hereof, nothing in this Agreement shall prohibit Executive from acquiring or holding any issue of stock or securities of any company or other business entity.

         (f) Injunctive Relief. Without intending to limit the remedies available to the Company, executive acknowledges that a breach of any of the covenants contained in this Section 15 may result in material irreparable
<continued>
injury to the Company for which there is no adequate remedy at law, that it will not be possible to measure damages for such injuries precisely and that, in the event of such a breach or threat thereof, the Company shall be entitled to obtain a temporary restraining order and/or a preliminary or permanent injunction restraining the Executive from engaging in activities prohibited by this Section 15 or such other relief as may be required to specifically enforce any of the covenants in this Section 15.

         (g) Extension of Non-Compete Period. In addition to the remedies the Company may seek and obtain pursuant to subsection (f) of this Section 15, the Non-Compete Period shall be extended by any and all periods during which Executive shall be found by a court possessing personal jurisdiction over him to have been in violation of the covenants contained in this Section 15.

    16. Release. The receipt of payments provided for in Section 5, Section 6 and Section 12 is conditioned upon the Executive executing and delivering a release substantially in the form of Annex A hereto, and upon the expiration of the revocation period provided for in Annex A.

    17.  Breach.

         In addition to the remedies provided for in Section 15(f), if Executive is in breach of this Agreement, then the Company may, at its sole option, (i) in the case of a breach of any provision of this Agreement, immediately terminate all remaining payments and benefits described in Section 5 or Section 6 of this Agreement, and (ii) in the case of a breach of either
Section 15(a) or Section 15(c) of this Agreement, obtain reimbursement from Executive of all payments by the Company already provided pursuant to Section 5 or Section 6 of this Agreement, plus any expenses, fees and damages incurred as a result of the breach, with the remainder of this Agreement, and all promises and covenants herein, remaining in full force and effect.

    18.  Continued Availability and Cooperation.

         (a) In the event of a Termination, the Executive shall cooperate fully with the Company and with the Company's counsel in connection with any present and future actual or threatened litigation or administrative proceeding involving the Company that relates to events, occurrences or conduct occurring (or claimed to have occurred) during the period of the Executive's employment by the Company. This cooperation by the Executive shall include, but not be limited to:

                (i) making himself reasonably available for interviews and discussions with the Company's counsel as well as for depositions and trial testimony;

               (ii) if depositions or trial testimony are to occur, making himself reasonably available and cooperating in the preparation therefor as and to the extent that the Company or the Company's counsel reasonably requests;

              (iii) refraining from impeding in any way the Company's prosecution or defense of such litigation or administrative proceeding; and

               (iv) cooperating fully in the development and presentation of the Company's prosecution or defense of such litigation or administrative proceeding.

         (b) In addition to Executive's obligations under this Section 18, during the Non-Compete Period, Executive shall make himself available for consultation with and advice to the Company at times and for periods of time which are mutually agreeable to the Company and Executive.



<continued>

    19.  Successors; Assignability.

         (a) By Executive. Neither this Agreement nor any right, duty, obligation or interest hereunder shall be assignable or delegable by the Executive without the Company's prior written consent; provided, however, that nothing in this subsection shall preclude the Executive from designating any of his beneficiaries to receive any benefits payable hereunder upon his death, or the executors, administrators, or other legal representatives, from assigning any rights hereunder to the person or persons entitled thereto.

         (b) By the Company. The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Failure of the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Executive to compensation from the Company in the same amount and on the same terms as the Executive would be entitled to hereunder if the Executive had terminated his employment for Good Reason subsequent to a Change in Control, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Termination Date.

    20. Employment Rights. Nothing expressed or implied in this Agreement shall create any right or duty on the part of the Company or the Executive to have the Executive remain in the employment of the Company at any time prior to a Change in Control; provided, however, that any termination of employment of the Executive or the removal of the Executive from the office or position in the Company following the commencement of any discussion with a third person that ultimately results in a Change in Control shall be deemed to be a Termination of the Executive after a Change in Control for purposes of this Agreement. Executive expressly acknowledges that he is an employee at will, and that the Company may terminate him at any time during the Term for any reason if the Company makes the payments and provides the benefits provided for under Section 5 or 6 of this Agreement, and otherwise comply with its other continuing covenants in this Agreement, including without limitation,
Section 4.

    21. Withholding of Taxes. The Company may withhold from any amounts payable under this Agreement all federal, state, city or other taxes as shall be required pursuant to any law or government regulation or ruling.

    22. Severability. If the final determination of a court of competent jurisdiction declares, after the expiration of the time within which judicial review (if permitted) of such determination may be perfected, that any term or provision hereof is invalid or unenforceable, (a) the remaining terms and provisions hereof shall be unimpaired and (b) the invalid or unenforceable term or provision shall be replaced by a term or provision that is mutually agreeable to the parties hereto and is valid and enforceable and that comes closest to expressing the intention of the invalid or unenforceable term or provision. Notwithstanding the foregoing, the invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement which shall nevertheless remain in full force and effect.

    23. Amendment; Waiver. This Agreement may not be modified, amended or waived in any manner except by an instrument in writing signed by both parties hereto. The waiver by either party of compliance with any provision of this Agreement by the other party shall not operate or be construed as a waiver of any other provision of this Agreement, or of any subsequent breach by such party of a provision of this Agreement.



<continued>

    24. Governing Law. All matters affecting this Agreement, including the validity thereof, are to be governed by, interpreted and construed in accordance with the substantive laws of the State of Ohio, without giving effect to the principles of conflict of laws of such State.

    25. Notices. Any notice hereunder by either party to the other shall be given in writing by personal delivery or certified mail, return receipt requested. If addressed to Executive, the notice shall be delivered or mailed to Executive at his principal residence, 1811 Windsor Place, Findlay, Ohio 45840, or to such other address as Executive shall give notice in writing in accordance herewith. If addressed to the Company, the notice shall be delivered or mailed to the Company at its executive offices at 701 Lima Avenue, Findlay, Ohio 45840 to the attention of the Board. A notice shall be deemed given, if by personal delivery, on the date of such delivery or, if by certified mail, on the date shown on the applicable return receipt.

    26. Previous Agreements. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement; provided, however, that this Agreement shall not supersede or in any way limit the rights, duties or obligations of the Employee or the Company under the Plans, except that payments pursuant to Section 5(a) or Section 6(b) shall be in lieu of any other cash severance pay provided by the Company.

    27. Counterparts. This Agreement may be executed by either of the parties hereto in counterpart, each of which shall be deemed to be an original, but all such counterparts shall together constitute one and the same instrument.

    28. Headings. The headings of sections herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

    IN WITNESS WHEREOF, the Company has caused the Agreement to be signed by an officer pursuant to the authority of its Board, and Executive has executed this Agreement, as of the day and year first written above.

                                    COOPER TIRE & RUBBER COMPANY



                                    By:
                                       ---------------------------
                                    Title:  Chairman & CEO


                                    ------------------------------

                                    John Fahl, Executive
















<continued>

                                    ANNEX A

                                Form of Release

      WHEREAS, there has been a Termination (as such term is defined in the Amended and Restated Employment Agreement (the "Agreement") made and entered into on June 6, 2000 between the undersigned (the "Executive") and COOPER TIRE & RUBBER COMPANY ("Cooper"), of the Executive's employment from Cooper; and

      WHEREAS, the Executive is required to sign this Release in order to receive the severance benefits as described in Section 5, Section 6 and
Section 12 of the Agreement.

      NOW THEREFORE, in consideration of the promises and agreements contained herein and other good and valuable consideration, the sufficiency and receipt of which are hereby acknowledged, and intending to be legally bound, the Executive agrees as follows:

      1. This Release is effective on the date hereof and will continue in effect as provided herein.

      2. In consideration of the payments to be made and the benefits to be received by the Executive pursuant to Section 5, Section 6 and Section 12 of the Agreement, which the Executive acknowledges are in addition to payments and benefits which the Executive would be entitled to receive absent the Agreement, the Executive, for himself and his dependents, successors, assigns, heirs, executors and administrators (and his and their legal representatives of every kind), hereby releases, dismisses, remises and forever discharges its predecessors, parents, subsidiaries, divisions, related or affiliated companies, officers, directors, stockholders, members, employees, heirs, successors, assigns, representatives, agents and counsel (the "Company") from any and all arbitrations, claims, including claims for attorney's fees, demands, damages, suits, proceedings, actions and/or causes of action of any kind and every description, whether known or unknown, which Executive now has or may have had for, upon, or by reason of any cause whatsoever ("claims"), against the Company, including but not limited to:

          (a) any and all claims arising out of or relating to Executive's employment by or service with the Company and his termination from the Company;

          (b) any and all claims of discrimination, including but not limited to claims of discrimination on the basis of sex, race, age, national origin, marital status, religion or handicap, including, specifically, but without limiting the generality of the foregoing, any claims under the Age Discrimination in Employment Act, as amended, Title VII of the Civil Rights Act of 1964, as amended, the Americans with Disabilities Act, Ohio Revised Code Section 4101.17 and Ohio Revised Code Chapter 4112, including Sections 4112.02 and 4112.99 thereof, and any other applicable state statutes and regulations, and

          (c) any and all claims of wrongful or unjust discharge or breach of any contract or promise, express or implied;

provided, however, that the foregoing shall not apply to claims to enforce rights that Executive may have as of the date hereof or in the future under any of Cooper's health, welfare, retirement, pension or incentive plans, under any indemnification agreement between the Executive and Cooper, under Cooper's indemnification by-laws, under the directors' and officers' liability coverage maintained by Cooper, under the applicable provisions of the Delaware General Corporation Law, or that Executive may have in the future under the Agreement or under this Release.



<continued>

      3. Executive understands and acknowledges that the Company does not admit any violation of law, liability or invasion of any of his rights and that any such violation, liability or invasion is expressly denied. The consideration provided for this Release is made for the purpose of settling and extinguishing all claims and rights (and every other similar or dissimilar matter) that Executive ever had or now may have against the Company to the extent provided in this Release. Executive further agrees and acknowledges that no representations, promises or inducements have been made by the Company other than as appear in the Agreement.

      4.  Executive further agrees and acknowledges that:

          (a) The release provided for herein releases claims to and including the date of this Release;

          (b) Executive has been advised by the Company to consult with legal counsel prior to executing this Release, has had an opportunity to consult with and to be advised by legal counsel of his choice, fully understands the terms of this Release, and enters into this Release freely, voluntarily and intending to be bound;

          (c) Executive has been given a period of twenty-one (21) days to review and consider the terms of this Release, prior to its execution and that he may use as much of the twenty-one (21) day period as he desires; and

          (d) Executive may, within 7 days after execution, revoke this Release. Revocation shall be made by delivering a written notice of revocation to the General Counsel at Cooper. For such revocation to be effective, written notice must be actually received by the General Counsel at Cooper no later than the close of business on the 7th day after Executive executes this Release. If Executive does exercise his right to revoke this Release, all of the terms and conditions of the Release shall be of no force and effect and Cooper shall not have any obligation to make further payments or provide benefits to Executive as set forth in Section 5, Section 6, and
Section 12 of the Agreement.

      5. Executive agrees that he will never file a lawsuit or other complaint asserting any claim that is released in this Release.

      6. Executive waives and releases any claim that he has or may have to reemployment after the Termination Date as defined in the Agreement.

      IN WITNESS WHEREOF, the Executive has executed and delivered this Release on the date set forth below.



Dated:
       --------------------------         ---------------------------
                                          John Fahl, Executive

                                                            Part II
                                                            Exhibit (10)(iii)

                             EMPLOYMENT AGREEMENT


      THIS EMPLOYMENT AGREEMENT (this "Agreement") is made and entered into this 6th day of June, 2000, between COOPER TIRE & RUBBER COMPANY, a Delaware corporation with its principal offices located at 701 Lima Avenue, Findlay, Ohio 45840, (the "Company"), and James S. McElya, residing at 291 Jefferis Road, Downingtown, Pennsylvania 19335 (the "Executive").

                                  WITNESSETH:

      WHEREAS, the Company desires to retain the services of the Executive in the capacity of President of Cooper-Standard Automotive; and

      WHEREAS, the Executive desires to provide his services to the Company on the terms and conditions herein provided.

      NOW, THEREFORE, in consideration of the premises and the mutual promises and agreements contained herein and other good and valuable consideration, the sufficiency and receipt of which are hereby acknowledged, and intending to be legally bound hereby, the Company and the Executive hereby agree as follows:

      1. Certain Defined Terms. In addition to terms defined elsewhere herein, the following terms have the following meanings when used in this Agreement with initial capital letters:

          (a) "Affiliate" means any corporation, limited liability company, joint venture, partnership, or other legal entity in which the Company owns, directly or indirectly, or has previously owned, at least fifty percent (50%) of the capital stock, profits, interest or capital interest.

          (b) "Award Agreement" means an RSU Award Agreement between the Executive and the Company.

          (c) "Average Compensation" means the Executive's average annual compensation, including Base Pay and any annual and long-term incentive compensation earned, during the five (5) calendar years prior to the year in which a Termination occurs.

          (d) "Base Pay" means the Executive's rate of annual base salary, as defined in the Compensation Plan, as in effect from time to time.

          (e)  "Board" means the Board of Directors of the Company.

          (f)  "Cause" means:

               (X) prior to a Change in Control, termination of the Executive's employment with the Company by the Board because of:

                      (i) the willful and continued failure by the Executive to perform substantially the duties of the Executive's position, and the failure of the Executive to correct such failure of performance after notification by the Board of any such failure; or

                     (ii) any other willful act or omission which is materially injurious to the financial condition or business reputation of, or is otherwise materially injurious to, the Company or any affiliate thereof, and failure of the Executive to correct such act or omission after notification by the Board of any such act or omission; or
                    (iii) the conviction of a criminal violation involving fraud, embezzlement or theft in connection with Executive's duties or in the course of Executive's employment with the Company.
<continued>

               (Y) following a Change in Control, termination of the Executive's employment with the Company by the Board because of:

                      (i) any act or omission constituting a material breach by the Executive of any of his significant obligations or agreements under this Agreement or the continued failure or refusal of the Executive to adequately perform the duties reasonably required hereunder which is materially injurious to the financial condition or business reputation of, or is otherwise materially injurious to, the Company or any Affiliate thereof, after notification by the Board of such breach, failure or refusal and failure of the Executive to correct such breach, failure or refusal within thirty (30) days of such notification (other than by reason of the incapacity of the Executive due to physical or mental illness); or

                     (ii) the commission by and conviction of the Executive of a felony, or the perpetration by and criminal conviction of or civil verdict finding the Executive committed a dishonest act or common law fraud against the Company or any affiliate thereof (for the avoidance of doubt, conviction and civil verdict, in each case, shall mean when no further appeals may be taken by the Executive from such conviction or civil verdict and such conviction or civil verdict becomes final and binding upon the Executive with no further right of appeal); or

                    (iii) any other willful act or omission which is materially injurious to the financial condition or business reputation of, or is otherwise materially injurious to, the Company or any affiliate thereof, and failure of the Executive to correct such act or omission after notification by the Board of any such act or omission; or

                    any notification to be given by the Board in accordance with Section 1(e)(X)(i), 1(e)(X)(ii), 1(e)(Y)(i) or 1(e)(Y)(iii) shall specifically identify the breach, failure, refusal, act or omission to which the notification relates and, in the case of Section 1(e)(X)(i), 1(e)(X)(ii), 1(e)(Y)(i) or 1(e)(Y)(iii), shall describe the injury to the Company, and such notification must be given within twelve (12) months of the Board becoming aware, or within twelve (12) months of when the Board should have reasonably become aware of the breach, failure, refusal, act, or omission identified in the notification. Notwithstanding Section 23, failure to notify the Executive within any such twelve (12) month period shall be deemed to be a waiver by the Board of any such breach, failure, refusal, act or omission by the Executive and any such breach, failure, refusal, act or omission by the Executive shall not then be determined to be a breach of this Agreement.

               For the avoidance of doubt and for the purpose of determining Cause, the exercise of business judgment by the Executive shall not be determined to be Cause, even if such business judgment materially injures the financial condition or business reputation of, or is otherwise materially injurious to the Company or any Affiliate thereof, unless such business judgment by the Executive was not made in good faith, or constitutes willful or wanton misconduct, or was an intentional violation of state or federal law.

          (g) "Change in Control" means the occurrence during the Term of any of the following events:

                 (i) the Company merges into itself, or is merged or consolidated with, another entity and as a result of such merger or consolidation less than 51% of the voting power of the then-outstanding voting securities of the surviving or resulting entity immediately after such transaction are directly or indirectly beneficially owned in the aggregate by the former stockholders of the Company immediately prior to such transaction;

                (ii) all or substantially all the assets accounted for on the consolidated balance sheet of the Company are sold or transferred to one or more corporations or persons, and as a result of such sale or transfer less than 51% of the voting power of the then-outstanding voting securities of such
<continued>
entity or person immediately after such sale or transfer is directly or indirectly beneficially held in the aggregate by the former stockholders of the Company immediately prior to such transaction or series of transactions;

               (iii) a person, within the meaning of Section 3(a)(9) or 13(d)(3) (as in effect on the date of this Agreement) of the Securities Exchange Act of 1934, (the "Exchange Act") become the beneficial owner (as defined in Rule 13d-3 of the Securities and Exchange Commission pursuant to the Exchange Act) of (i) 15% or more but less than 35% of the voting power of the then outstanding voting securities of the Company without prior approval of the Board, or (ii) 35% or more of the voting power of the then-outstanding voting securities of the Company; provided, however, that the foregoing does not apply to any such acquisition that is made by (w) any Affiliate of the Company; (x) any employee benefit plan of the Company or any Affiliate; or (y) any person or group of which employees of the Company or of any Affiliate control a greater than 25% interest unless the Board determines that such person or group is making a "hostile acquisition;" or (z) any person or group that directly or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with, the Executive; or

                (iv) a majority of the members of the Board are not Continuing Directors, where a "Continuing Director" is any member of the Board who (x) was a member of the Board on the date of this Agreement or (y) was nominated for election or elected to such Board with the affirmative vote of a majority of the Continuing Directors who were members of such Board at the time of such nomination or election.

          (h)  "Code" means the Internal Revenue Code of 1986, as amended.

          (i)  "Committee" means the Compensation Committee of the Board.

          (j) "Common Stock" means the Company's common stock, par value $1.00 per share.

          (k)  "Company" means the Company as hereinbefore defined.

          (l) "Compensation Plan" means the Company's Top Management Compensation Plan adopted by the Board on April 28, 1973.

          (m) "Disability" or "Disabled" means when, the Executive has been totally disabled by bodily injury or disease so as to prevent him from being physically able to perform the job duties as required under this Agreement, and such total disability shall have continued for five (5) consecutive months, and, in the opinion of a qualified physician selected by the Company, such disability will presumably be permanent and continuous during the remainder of Executive's life.

          (n) "Good Reason" means the occurrence of any of the following, without Executive's express, prior written consent:

                 (i) a material breach by the Company of Section 2 or Section 4 of this Agreement, including but not limited to, the assignment to the Executive of any duties inconsistent with his status as President of Cooper-Standard Automotive, or his removal from such position, or a substantial alteration in the nature of his responsibilities from those described herein, except, in each case, in connection with a promotion of the Executive, and the failure of the Company to remedy such breach within thirty (30) days after receipt of written notice of such breach from the Executive;

                (ii) the relocation of the office of the Company where the Executive is employed to a location that is 150 miles away from the current location, except for relocation to the Company's headquarters and required travel on the Company's business to an extent reasonably required to perform his duties hereunder;

<continued>

               (iii) except as required by law, the failure by the Company to continue to provide the Executive with benefits at least as favorable as those provided to him under the Plans (as defined in Section 4(b)), the taking of any action by the Company which would directly or indirectly materially reduce any of such benefits or deprive the Executive of any material fringe benefits enjoyed by him or the failure by the Company to provide Executive with the number of paid vacation days to which he is entitled on the basis of years of service with the Company in accordance with the Company's normal vacation policy in effect at the date of this Agreement;

                (iv) the failure of the Company to obtain a satisfactory agreement from any successor to assume and agree to perform this Agreement, as contemplated in Section 19 hereof or, if the business of the Company for which the Executive's services are principally performed is sold, the purchaser of such business shall fail to agree to assume this Agreement or to provide Executive with the same or a comparable position, duties, benefits, and base salary and incentive compensation as provided in Section 4 of this Agreement;

                 (v) the failure of the Board to elect Executive to his existing position or an equivalent position; or

                (vi) following the six-month anniversary date after a Change in Control of the Company has occurred, voluntary termination by Executive for any reason, or without reason, during a period of thirty (30) days from such date.

          (o) "Incentive Compensation Plan" means the Cooper Tire & Rubber Company 1998 Incentive Compensation Plan, as amended.

          (p) "Nonqualified Supplementary Benefit Plan" means the Cooper Tire & Rubber Company Nonqualified Supplementary Benefit Plan, effective November 8, 1984, as amended.

          (q) "Retirement Plans" means the Salaried Employees' Retirement Plan and the Nonqualified Supplementary Benefit Plan or any successor plans thereto which provide comparable benefits.

          (r) "Salaried Employees' Retirement Plan" means the Cooper Tire & Rubber Company Salaried Employees' Retirement Plan, effective January 1, 1989, as amended.

          (s) "Severance Period" means, in the event of a Termination, the period of time commencing on the Termination Date and continuing for the greater of:

                 (i)  two (2) years, or

                (ii)  the remainder of the Term (as defined in Section 3).

          (t)  "Termination" means:

                 (i) the involuntary termination of the Executive's employment by the Company at any time without Cause, for any reason other than retirement, death or disability, or

                (ii) termination of his employment by the Executive for Good Reason.

          (u) "Termination Date" means the date on which the Executive's employment with the Company is terminated by the company or the Executive for any reason or for no reason. If the Executive's employment is terminated by the Company, such date shall be specified in a written notice of termination (which date shall be no earlier than the date of furnishing such notice), or if no such date is specified therein, the date of receipt by the Executive of

<continued>
such written notice of termination, otherwise the Executive shall specify such date in a written notice of his resignation.

          (v) "1998 Option Plan" means the Cooper Tire & Rubber Company 1998 Employee Stock Option Plan, as amended.

      2.  Employment and Duties.

          (a) General. The Company hereby employs the Executive and the Executive agrees upon the terms and conditions herein set forth to serve as President of Cooper-Standard Automotive, and, in such capacity, shall perform such duties as may be delineated in the Bylaws of the Company, and such other duties, commensurate with the Executive's title and position of President of Cooper-Standard Automotive, as may be assigned to the Executive from time to time by the President of the Company or such other officer of the Company as may be designated by the President.

          (b)  Exclusive Services.  Throughout the Term (as defined in Section
3), Executive shall, except as may from time to time be otherwise agreed in writing by the Company and during reasonable vacations and unless prevented by ill health, devote his full-time and undivided attention during normal business hours to the business and affairs of the Company consistent with his senior executive position, shall in all respects conform to and comply with the lawful and reasonable directions and instructions given to him by the Board or such officer of the Company as may be designated by the Board, and shall use his best efforts to promote and serve the interests of the Company.

          (c) Restrictions on Other Employment. Throughout the Term and provided that such activities do not contravene the provisions of Section 2(b) hereof or Section 15 hereof:

                 (i) Executive may engage in charitable and community affairs;

                (ii) Executive may perform inconsequential services without specific compensation therefor in connection with the management of personal investments; and,

               (iii) Executive may, directly or indirectly, render services to any other person or organization (including service as a member of the Board of Directors of any other unaffiliated company), for which he receives compensation, that is not in competition with the Company, subject in each case to the approval of the Board. Executive may retain all fees he receives for such services, and the Company shall not reduce his compensation by the amount of such fees. For purposes of this Section 2(c)(iii) competition shall have the same meaning as intended for the purposes of Section 15.

      3.  Term of Employment.  Subject to the provisions of Section 5 through
Section 10 hereof, the Company shall retain the Executive and the Executive shall serve in the employ of the Company for a period (the "Term") commencing on June 6, 2000 and continuing in effect through December 31, 2002; provided, however, that commencing on January 1, 2001, and each January 1 thereafter until the year in which the Executive's 63rd birthday occurs, the Term shall automatically be extended for one additional year unless, no later than September 30 of the preceding year, the Company or the Executive shall have given notice to the other that it does not wish to extend this Agreement.

      4. Compensation and Other Benefits. Subject to the provisions of this Agreement, the Company shall pay and provide the following compensation and other benefits to the Executive during the Term as compensation for services rendered hereunder:




<continued>

          (a) Base Salary. The Company shall pay to the Executive Base Pay at the rate of $380,000.00 per annum, payable biweekly. The Base Pay will be reviewed not less than annually by the Board or by the Compensation Committee and may be increased, but not decreased.

          (b) Employee Benefit Plans. At all times during the Term, the Executive shall be provided the opportunity to participate in such Retirement Plans, and such employee pension benefit plans, whether or not qualified, and employee welfare benefit plans, programs and arrangements (collectively, the "Plans") as are generally made available to executives of the Company. Unless otherwise required by law, the Plans, when considered as a whole, will provide for benefits to Executive no less favorable than those currently provided.

          (c) Incentive Compensation. The Executive shall be eligible to participate in the annual incentive compensation program established by the Compensation Plan.

          (d) Long-Term Incentive Compensation. The Executive shall be eligible to participate in such long-term incentive plans and programs as the Company generally provides to its senior executives.

      5. Termination Without Cause or for Good Reason Prior to a Change in Control. If, prior to the expiration of the Term, the Executive's employment is terminated by the Company without Cause, or if the Executive terminates his employment hereunder for Good Reason, in each case prior to a Change in Control, and conditioned upon the Executive's delivering to the Company the Release provided for in Section 16 with all periods for revocation expired, the Executive shall be entitled to receive:

          (a) "Severance Pay" which shall equal the sum of the biweekly payments that the Executive would receive if he were paid at the rate of his Average Compensation for the remainder of the Term. Severance Pay shall be paid in a single lump sum in cash within thirty (30) days following the expiration of such revocation period.

          (b) The Company shall provide the Executive with lifetime life, accident and health insurance benefits substantially similar to those to which Executive and Executive's family were entitled immediately prior to the Termination. Benefits otherwise receivable by Executive pursuant to this subsection 5(b) shall be reduced to the extent comparable benefits are actually received by Executive from other employment, and any such benefits actually received by Executive shall be reported to the Company.

          (c) In addition to the pension benefits to which the Executive is entitled under the Retirement Plans, the Company shall pay the Executive in cash within thirty (30) days following the Termination Date, a single lump sum equal to the actuarial equivalent of the excess of (1) the retirement pension (determined as a straight life annuity commencing at age sixty-five (65)) which he would have accrued under the terms of the Retirement Plans (without regard to any amendment to such Retirement Plans or other pension benefit program described herein), determined as if the Executive were fully vested thereunder and had accumulated (after the Termination Date) twenty-four (24) additional months (or, if greater, the number of months remaining in the Term) of service credit thereunder at his highest annual rate of compensation during any calendar year for the five (5) years immediately preceding the Termination Date (but in no event shall the Executive be deemed to have accumulated additional months of service credit after his sixty-fifth (65th) birthday), over (2) the retirement pension (determined as a straight life annuity commencing at age sixty-five (65)) which the Executive had then accrued pursuant to the provisions of the Retirement Plans. For purposes of this subsection, "actuarial equivalent" shall be determined using the 1994 Uninsured Pensioner Mortality Table (UP-94) and annual compound interest at the Corporate Bond yield average for bonds rated Aaa by Moody's reduced by fifty (50) basis points (.5 percent). The rate chosen from the

<continued>
aforereferenced table will be for the calendar month five months prior to the month which contains the effective date of payment and will be truncated to the lower 0.25% increment (e.g. 6.00%, 6.25%, 6.50%, etc.).

          (d) Notwithstanding any provision in the Award Agreement, all restricted stock units granted to the Executive which have not otherwise vested shall immediately vest and within thirty (30) days following the Termination Date, the Company shall pay to Executive an amount equal to the fair market value (computed as the average of the high and low trades reported on the New York Stock Exchange) of the Common Stock represented by such restricted stock units determined as of the Termination Date. Such cash payment shall be deemed to be in lieu of and in substitution for any right Executive may have to such restricted stock units under the terms of the Award Agreement, and Executive agrees to surrender all restricted stock units being cashed out hereunder immediately prior to receiving the cash payment described above;

          (e) Notwithstanding any provision in the Incentive Compensation Plan, 1998 Option Plan or other relevant plan or program, all stock options granted to the Executive by the Company which have not otherwise vested shall be vested. Within thirty (30) days after the Termination Date, the Company shall pay to Executive in cash an amount equal to the aggregate of the difference between the exercise price of each stock option granted to the Executive prior to the Termination Date, and the fair market value (computed as the average of the high and low trades reported on the New York Stock Exchange) of the Company's stock subject to the related option, determined as of the Termination Date. Such cash payment shall be deemed to be in lieu of and in substitution for any right Executive may have to exercise such stock option or a related stock appreciation right under the terms of the relevant stock option plan describing such rights, and Executive agrees to surrender all stock options and related stock appreciation rights being cashed out hereunder prior to receiving the cash payment described above.

      6. Termination Without Cause or for Good Reason Following a Change in Control, etc.

          (a) If, prior to the expiration of the Term and, subsequent to a Change in Control and during the Severance Period, the Executive's employment is terminated by the Company without Cause or if the Executive terminates his employment hereunder for Good Reason, and conditioned upon the Executive's delivering to the Company the Release provided for in Section 16 with all periods for revocation expired, the Company shall pay or provide to the
Executive:

                 (i) a single lump sum cash payment within five (5) business days following the expiration of such revocation period equal to the Executive's then current Base Pay and pro rata incentive compensation accrued through his Termination Date; plus

                (ii) a single lump sum cash payment within five (5) business days the expiration of such revocation period equal to the greater of:

                      (A)  the Executive's Severance Pay; or

                      (B) three (3) times the sum of (x) Executive's Base Pay plus (y) target annual incentive compensation for the year prior to the Change in Control; plus

               (iii) a single lump sum cash payment within five (5) business days following the expiration of such revocation period equal to the actuarial equivalent of:

                      (A) the excess of (1) the retirement pension (determined as a straight line annuity commencing at age sixty-five (65)) which he would have accrued under the terms of the Retirement Plans (without
<continued>
regard to any amendment to such Retirement Plans or other pension benefit program described herein), determined as if the Executive were fully vested thereunder and had accumulated (after the Termination Date) thirty-six (36) additional months (or, if greater, the number of months remaining in the Term) of service credit thereunder at his highest annual rate of compensation during any calendar year for the five (5) years immediately preceding the Termination Date (but in no event shall Executive be deemed to have accumulated additional months of service credit after his sixty-fifth (65th) birthday), over (2) the retirement pension (determined as a straight life annuity commencing at age sixty-five (65)) which Executive had then accrued pursuant to the provisions of the Retirement Plans; plus

                      (B) the retirement pension Executive has accrued under the Nonqualified Supplementary Benefit Plan.

               For purposes of this subsection, "actuarial equivalent" shall be determined using the 1994 Uninsured Pensioner Mortality Table (UP-94) and annual compound interest at the Corporate Bond yield average for bonds rated Aaa by Moody's reduced by fifty (50) basis points (.5 percent). The rate chosen from the aforereferenced table will be for the calendar month five months prior to the month which contains the effective date of payment and will be truncated to the lower 0.25% increment (e.g. 6.00%, 6.25%, 6.50%, etc.);

                (iv) for thirty-six (36) months following his Termination Date, the Company shall arrange to provide Executive with life, accident and health insurance benefits substantially similar to those to which Executive and Executive's family were entitled immediately prior to his Termination. Benefits otherwise receivable by Executive pursuant to this subsection 6(a)(iv) shall be reduced to the extent comparable benefits are actually received by Executive during the remainder of such period following Executive's Termination, and any such benefits actually received by Executive shall be reported to the Company;

                 (v) following the end of the period specified in subsection 6(a)(iv), lifetime retiree medical and life insurance coverage, which shall be based on the Company's plans in effect immediately prior to the Change in Control; and

                (vi) outplacement services by a firm selected by the Executive, at the expense of the Company in an amount up to 15% of the Executive's Base Pay.

          (b)  Notwithstanding any provision in the Award Agreement or this
Section 6, all restricted stock units granted to the Executive which have not otherwise vested shall immediately vest and within five (5) days after the consummation of the Change in Control the Company shall pay to Executive an amount equal to the fair market value (computed as the average of the high and low trades reported on the New York Stock Exchange) of the Common Stock represented by such restricted stock units determined as of the consummation of the Change in Control. Such cash payment shall be deemed to be in lieu of and in substitution for any right Executive may have to such restricted stock units under the terms of the Award Agreement, and Executive agrees to surrender all restricted stock units being cashed out hereunder immediately prior to receiving the cash payment described above.

          (c) Notwithstanding any provision in the Incentive Compensation Plan, the 1998 Option Plan, other relevant plan or program or this Section 6, all stock options granted to the Executive by the Company which have not otherwise vested shall be vested and within five (5) business days after the consummation of the Change in Control, the Company shall pay to Executive in cash an amount equal to the aggregate of the difference between the exercise price of each stock option granted to Executive prior to the consummation of the Change in Control, and the fair market value (computed as the average of the high and low trades reported on the New York Stock Exchange) of the Common
<continued>

Stock subject to the related option, determined as of the consummation of the Change in Control. Such cash payment shall be deemed to be in lieu of and in substitution for any right Executive may have to exercise such stock option or a related stock appreciation right under the terms of the relevant stock option plan describing such rights, and Executive agrees to surrender all stock options and related stock appreciation rights being cashed out hereunder prior to receiving the cash payment described above.

      7. Termination for Cause or Without Good Reason. If, prior to the expiration of the Term, the Executive's employment is terminated by the Company for Cause, or if the Executive terminates his employment hereunder without Good Reason, the Executive shall not be eligible to receive Base Pay under Section 4(a) or to participate in any Plans under Section 4(b) with respect to periods after the Termination Date, and except as otherwise provided by applicable law, and except for the right to receive vested benefits under any Plan in accordance with the terms of such Plan. However, the Executive shall be eligible to receive a pro rata portion of any incentive compensation for the Company's fiscal year during which the Termination Date occurs, but not for any later years.

      8. Termination by Death. If the Executive dies prior to the expiration of the Term, Executive's beneficiary, estate or family, as applicable, shall be entitled to receive:

                 (i) for a period of 90 days beginning on the date of the Executive's death a biweekly amount equal to the biweekly Base Pay paid to the Executive by the Company for the payroll period immediately prior to his death,

                (ii) any pro rata portion of the Executive's incentive compensation for the fiscal year in which Executive's death occurs, and

               (iii) lifetime health insurance benefits in effect immediately prior to Executive's death.

      9. Termination by Disability. If, prior to the expiration of the Term, the Executive becomes Disabled, the Company or the Executive shall be entitled to terminate his employment, and Executive shall be entitled to:

                 (a) any pro rata portion of the Executive's incentive compensation for the fiscal year in which the Executive's Disability occurs, and

                 (b) all available benefits under the Plans, including lifetime life, accident and health insurance benefits substantially similar to those to which Executive and Executive's family were entitled immediately prior to Executive's termination of employment with the Company because of Executive becoming Disabled.

     10. Termination by Retirement. If, prior to the expiration of the Term, the Executive voluntarily elects to retire under the Salaried Employees' Retirement Plan, Executive's employment will be terminated as of the date of such retirement.

     11.  Funding Upon Potential Change in Control.

          (a) Upon the earlier to occur of (i) a Change in Control or (ii) a declaration by the Board that a Change in Control is imminent, the Company shall promptly pay to the extent it has not done so, and in any event within five (5) business days, a sum equal to the present value on the date of the Change in Control (or on such fifth business day if the Board has declared a Change in Control to be imminent) of the payments to be made to the Executive



<continued>
under the provisions of Sections 6 and 12 hereof, which shall be transferred
to                 (the "Trustee") and added to any principal of the Trust
under [                  Trust Agreement, dated                          ,
2000 between the Company and Trustee] (the "Trust Agreement").

          (b) Any payments of compensation, pension, severance or other benefits by the Trustee pursuant to the Trust Agreement shall, to the extent thereof, discharge the Company's obligation to pay compensation, pension, severance and other benefits hereunder, it being the intent of the Company that assets in such Trust be held as security for the Company's obligation to pay compensation, pension, severance and other benefits under this Agreement.

     12.  Certain Additional Payments by the Company.

          (a) Anything in this Agreement to the contrary notwithstanding, in the event that following a Change in Control the Executive's employment with the Company is terminated by the Company or the Executive, and it shall be determined (as hereafter provided) that any payment (other than the Gross-Up payments provided for in this Section 12) or distribution by the Company or any of its Affiliates to or for the benefit of the Executive, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise pursuant to or by reason of any other agreement, policy, plan, program or arrangement, including without limitation any stock option, performance share, performance unit, stock appreciation right or similar right, or the lapse or termination of any restriction on or the vesting or exercisability of any of the foregoing (a "Payment"), would be subject to the excise tax imposed by Section 4999 of the Code (or any successor provision thereto) by reason of being considered "contingent on a change in ownership or control" of the Company, within the meaning of Section 280G of the Code (or any successor provision thereto) or to any similar tax imposed by state or local law, or any interest or penalties with respect to such tax (such tax or taxes, together with any such interest and penalties, being hereafter collectively referred to as the "Excise Tax"), then the Executive shall be entitled to receive an additional payment or payments (collectively, a "Gross-Up Payment"); provided, however, that no Gross-Up Payment shall be made with respect to the Excise Tax, if any, attributable to
(i) any incentive stock option ("ISO"), as defined by Section 422 of the Code (or any successor provision thereto) granted prior to the execution of this Agreement where the addition of a Gross-Up Payment would cause the ISO to lose such status, or (ii) any stock appreciation or similar right, whether or not limited, granted in tandem with any ISO described in clause (i). The Gross-Up Payment shall be in an amount such that, after payment by the Executive of all taxes (including any interest or penalties imposed with respect to such taxes), including any Excise Tax imposed upon the Gross-Up Payment, the Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payment.

          (b) Subject to the provisions of Section 12(f), all determinations required to be made under this Section 12, including whether an Excise Tax is payable by the Executive and the amount of such Excise Tax and whether a Gross-Up Payment is required to be paid by the Company to the Executive and the amount of such Gross-Up Payment, if any, shall be made by a nationally recognized accounting firm (the "Accounting Firm") selected by the Executive in his sole discretion. The Executive shall direct the Accounting Firm to submit its determination and detailed supporting calculations to both the Company and the Executive within 30 calendar days after the Termination Date, if applicable, and any such other time or times as may be requested by the Company or the Executive. If the Accounting Firm determines that any Excise Tax is payable by the Executive, the Company shall pay the required Gross-Up Payment to the Executive within five (5) business days after receipt of such determination and calculations with respect to any Payment to the Executive. If the Accounting Firm determines that no Excise Tax is payable by the Executive, it shall, at the same time as it makes such determination, furnish the Company and the Executive an opinion that the Executive has substantial authority not to report any Excise Tax on his federal, state or local income
<continued>
or other tax return.  As a result of the uncertainty in the application of
Section 4999 of the Code (or any successor provision thereto) and the possibility of similar uncertainty regarding applicable state or local tax law at the time of any determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments which will not have been made by the Company should have been made (an "Underpayment"), consistent with the calculations required to be made hereunder. In the event that the Company exhausts or fails to pursue its remedies pursuant to Section 12(f) and the Executive thereafter is required to make a payment of any Excise Tax, the Executive shall direct the Accounting Firm to determine the amount of the Underpayment that has occurred and to submit its determination and detailed supporting calculations to both the Company and the Executive as promptly as possible. Any such Underpayment shall be promptly paid by the Company to, or for the benefit of, the Executive within five (5) business days after receipt of such determination and calculations.

          (c) The Company and the Executive shall each provide the Accounting Firm access to and copies of any books, records and documents in the possession of the Company or the Executive, as the case may be, reasonably requested by the Accounting Firm, and otherwise cooperate with the Accounting Firm in connection with the preparation and issuance of the determinations and calculations contemplated by Section 12(b). Any determination by the Accounting Firm as to the amount of the Gross-Up Payment shall be binding upon the Company and the Executive.

          (d) The federal, state and local income or other tax returns filed by the Executive shall be prepared and filed on a consistent basis with the determination of the Accounting Firm with respect to the Excise Tax payable by the Executive. The Executive shall make proper payment of the amount of any Excise Payment, and at the request of the Company, provide to the Company true and correct copies (with any amendments) of his federal income tax return as filed with the Internal Revenue Service and corresponding state and local tax returns, if relevant, as filed with the applicable taxing authority, and such other documents reasonably requested by the Company, evidencing such payment. If prior to the filing of the Executive's federal income tax return, or corresponding state or local tax return, if relevant, the Accounting Firm determines that the amount of the Gross-Up Payment should be reduced, the Executive shall within five (5) business days pay to the Company the amount of such reduction.

          (e) The fees and expenses of the Accounting Firm for its services in connection with the determinations and calculations contemplated by Section 12(b) shall be borne by the Company. If such fees and expenses are initially paid by the Executive, the Company shall reimburse the Executive the full amount of such fees and expenses within five (5) business days after receipt from the Executive of a statement therefor and reasonable evidence of his payment thereof.

          (f) The Executive shall notify the Company in writing of any claim by the Internal Revenue Service or any other taxing authority that, if successful, would require the payment by the Company of a Gross-Up Payment. Such notification shall be given as promptly as practicable but no later than ten (10) business days after the Executive actually receives notice of such claim and the Executive shall further apprise the Company of the nature of such claim and the date on which such claim is requested to be paid (in each case, to the extent known by the Executive). The Executive shall not pay such claim prior to the earlier of (i) the expiration of the 30-calendar-day period following the date on which he gives such notice to the Company and (ii) the date that any payment of amount with respect to such claim is due. If the Company notifies the Executive in writing prior to the expiration of such period that it desires to contest such claim, the Executive shall:

                 (i) provide the Company with any written records or documents in his possession relating to such claim reasonably requested by the Company;
<continued>

                (ii) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including without limitation accepting legal representation with respect to such claim by an attorney competent in respect of the subject matter and reasonably selected by the Company;

               (iii) cooperate with the Company in good faith in order to effectively contest such claim; and

                (iv) permit the Company to participate in any proceedings relating to such claim;

provided, however, that the Company shall bear and pay directly all costs and expenses (including interest and penalties) incurred in connection with such contest and shall indemnify and hold harmless the Executive, on an after-tax basis, for and against any Excise Tax or income tax, including interest and penalties with respect thereto, imposed as a result of such representation and payment of costs and expenses. Without limiting the foregoing provisions of this Section 12(f), the Company shall control all proceedings taken in connection with the contest of any claim contemplated by this Section 12(f) and, at its sole option, may pursue or forego any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim (provided, however, that the Executive may participate therein at his own cost and expense) and may, at its option, either direct the Executive to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, however, that if the Company directs the Executive to pay the tax claimed and sue for a refund, the Company shall advance the amount of such payment to the Executive on an interest-free basis and shall indemnify and hold the Executive harmless, on an after-tax basis, from any Excise Tax or income or other tax, including interest or penalties with respect thereto, imposed with respect to such advance; and provided further, however, that any extension of the statute of limitations relating to payment of taxes for the taxable year of the Executive with respect to which the contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of any such contested claim shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

          (g) If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 12(f), the Executive receives any refund with respect to such claim, the Executive shall (subject to the Company's complying with the requirements of Section 12(f)) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after any taxes applicable thereto). If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 12(f), a determination is made that the Executive shall not be entitled to any refund with respect to such claim and the Company does not notify the Executive in writing of its intent to contest such denial or refund prior to the expiration of thirty (30) calendar days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of any such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid by the Company to the Executive pursuant to this Section 12.

     13. Mitigation. Nothing in this Agreement shall be construed to require Executive to mitigate his damages upon termination of employment without Cause or for Good Reason. The Company hereby acknowledges that it will be difficult and may be impossible for the Executive to find reasonably comparable employment following the Termination Date and that the non-competition covenant contained in Section 15 will further limit the employment opportunities for the Executive. In addition, the Company acknowledges that
<continued>
its severance pay plans applicable in general to its salaried employees do not provide for mitigation, offset or reduction of any severance payment received thereunder. Accordingly, the payment of the severance compensation by the Company to the Executive in accordance with the terms of this Agreement is hereby acknowledged by the Company to be reasonable, and the Executive will not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise, nor will any profits, income, earnings or other benefits from any source whatsoever create any mitigation, offset, reduction or any other obligation on the part of the Executive hereunder or otherwise.

     14. Legal Fees and Expenses. It is the intent of the Company that the Executive not be required to incur legal fees and the related expenses associated with the interpretation, enforcement or defense of Executive's rights under this Agreement by litigation or otherwise because the cost and expense thereof would substantially detract from the benefits intended to be extended to the Executive hereunder. Accordingly, if it should appear to the Executive that the Company has failed to comply with any of its obligations under this Agreement or in the event that the Company or any other person takes or threatens to take any action to declare this Agreement void or unenforceable, or institutes any litigation or other action or proceeding designed to deny, or to recover from, the Executive the benefits provided or intended to be provided to the Executive hereunder, the Company irrevocably authorizes the Executive from time to time to retain counsel of Executive's choice, at the expense of the Company as hereafter provided, to advise and represent the Executive in connection with any such interpretation, enforcement or defense. Notwithstanding any existing or prior attorney-client relationship between the Company and such counsel, the Company irrevocably consents to the Executive's entering into an attorney-client relationship with such counsel, and in that connection the Company and the Executive agree that a confidential relationship shall exist between the Executive and such counsel. Without respect to whether the Executive prevails, in whole or in part, in connection with any of the foregoing, the Company will pay and be solely financially responsible for any and all attorneys' and related fees and expenses incurred by the Executive in connection with any of the foregoing; provided that, in regard to such matters, the Executive has not acted in bad faith or with no colorable claim of success.

     15.  Secrecy and Noncompetition.

          (a) No Competing Employment. For so long as the Executive is employed by the Company and continuing for two (2) years after the termination of such employment for any reason (the "Non-Compete Period"), Executive shall not, unless he receives the prior written consent of the Board, directly or indirectly, whether as owner, consultant, employee, partner, venturer, agent, through stock ownership (except ownership of less than one percent (1.0%) of the number of shares outstanding of any securities which are publicly traded), investment of capital, lending of money or property, rendering of services, or otherwise, compete with any of the businesses engaged in by the Company or Affiliate at the time of the termination of the Executive's employment hereunder (such businesses are herein after referred to as the "Business"), or assist, become interested in or be connected with any corporation, firm, partnership, joint venture, sole proprietorship or other entity which so competes with the Business. The restrictions imposed by this subsection shall not apply to any geographic area in which neither the Company nor any Affiliate is engaged in the Business.

          (b) No Interference. During the Non-Compete Period, the Executive shall not, whether for his own account or for the account of any other individual, partnership, firm, corporation or other business organization or entity (other than the Company), intentionally solicit, endeavor to entice away from the Company or any Affiliate or otherwise interfere with the relationship of the Company or any Affiliate with, any person who is employed by or associated with the Company or any Affiliate (including, but not limited

<continued>
to, any independent sales representatives or organizations) or any person or entity who is, or was within the then most recent 12-month period, a customer or client of the Company or any Affiliate.

          (c) Secrecy. Executive recognizes that the services to be performed by him hereunder are special, unique and extraordinary in that, by reason of his employment hereunder and his past employment with the Company, he may acquire or has acquired confidential information and trade secrets concerning the operation of the Company or any Affiliate, the use or disclosure of which could cause the Company substantial loss and damages which could not be readily calculated and for which no remedy at law would be adequate. Accordingly, Executive covenants and agrees with the Company that he will not at any time, except in performance of Executive's obligations to the Company hereunder or with the prior written consent of the Board, directly or indirectly, disclose any secret or confidential information that he may learn or has learned by reason of his association with the Company or any Affiliate, or use any such information to the detriment of the Company or any Affiliate. The term "confidential information", includes, without limitation, information not previously disclosed to the public or to the trade by the Company's management with respect to the Company's or any Affiliate's products, manufacturing processes, facilities and methods, research and development, trade secrets, know-how and other intellectual property, systems, procedures, manuals, confidential reports, product price lists, customer lists, marketing plans or strategies, financial information (including the revenues, costs or profits associated with the Company's or any Affiliate's products), business plans, prospects or opportunities. Executive understands and agrees that the rights and obligations set forth in this subsection 15(c) are perpetual and, in any case, shall extend beyond the Non-Compete Period and Executive's employment hereunder.

          (d) Exclusive Property. Executive confirms that all confidential information is and shall remain the exclusive property of the Company. All business records, papers and documents kept or made by Executive relating to the business of the Company shall be and remain the property of the Company. Upon the termination of his employment with the Company or upon the request of the Company at anytime, Executive shall promptly deliver to the Company, and shall not, without the consent of the Board (which consent shall not be unreasonably withheld), retain copies of, any written materials not previously made available to the public, records and documents made by Executive or coming into his possession concerning the business or affairs of the Company excluding records relating exclusively to the terms and conditions of his employment relationship with the Company. Executive understands and agrees that the rights and obligations set forth in this subsection 15(d) are perpetual and, in any case, shall extend beyond the Non-Compete Period and Executive's employment hereunder.

          (e) Stock Ownership. Other than as specified in Section 2(c) or 15(a) hereof, nothing in this Agreement shall prohibit Executive from acquiring or holding any issue of stock or securities of any company or other business entity.

          (f) Injunctive Relief. Without intending to limit the remedies available to the Company, executive acknowledges that a breach of any of the covenants contained in this Section 15 may result in material irreparable injury to the Company for which there is no adequate remedy at law, that it will not be possible to measure damages for such injuries precisely and that, in the event of such a breach or threat thereof, the Company shall be entitled to obtain a temporary restraining order and/or a preliminary or permanent injunction restraining the Executive from engaging in activities prohibited by this Section 15 or such other relief as may be required to specifically enforce any of the covenants in this Section 15.

          (g) Extension of Non-Compete Period. In addition to the remedies the Company may seek and obtain pursuant to subsection (f) of this Section 15, the Non-Compete Period shall be extended by any and all periods during which
<continued>

Executive shall be found by a court possessing personal jurisdiction over him to have been in violation of the covenants contained in this Section 15.

     16. Release. The receipt of payments provided for in Section 5, Section 6 and Section 12 is conditioned upon the Executive executing and delivering a release substantially in the form of Annex A hereto, and upon the expiration of the revocation period provided for in Annex A.

     17.  Breach.

          In addition to the remedies provided for in Section 15(f), if Executive is in breach of this Agreement, then the Company may, at its sole option, (i) in the case of a breach of any provision of this Agreement, immediately terminate all remaining payments and benefits described in Section 5 or Section 6 of this Agreement, and (ii) in the case of a breach of either
Section 15(a) or Section 15(c) of this Agreement, obtain reimbursement from Executive of all payments by the Company already provided pursuant to Section 5 or Section 6 of this Agreement, plus any expenses, fees and damages incurred as a result of the breach, with the remainder of this Agreement, and all promises and covenants herein, remaining in full force and effect.

     18.  Continued Availability and Cooperation.

          (a) In the event of a Termination, the Executive shall cooperate fully with the Company and with the Company's counsel in connection with any present and future actual or threatened litigation or administrative proceeding involving the Company that relates to events, occurrences or conduct occurring (or claimed to have occurred) during the period of the Executive's employment by the Company. This cooperation by the Executive shall include, but not be limited to:

                 (i) making himself reasonably available for interviews and discussions with the Company's counsel as well as for depositions and trial testimony;

                (ii) if depositions or trial testimony are to occur, making himself reasonably available and cooperating in the preparation therefor as and to the extent that the Company or the Company's counsel reasonably requests;

               (iii) refraining from impeding in any way the Company's prosecution or defense of such litigation or administrative proceeding; and

                (iv) cooperating fully in the development and presentation of the Company's prosecution or defense of such litigation or administrative proceeding.

          (b) In addition to Executive's obligations under this Section 18, during the Non-Compete Period, Executive shall make himself available for consultation with and advice to the Company at times and for periods of time which are mutually agreeable to the Company and Executive.

     19.  Successors; Assignability.

          (a) By Executive. Neither this Agreement nor any right, duty, obligation or interest hereunder shall be assignable or delegable by the Executive without the Company's prior written consent; provided, however, that nothing in this subsection shall preclude the Executive from designating any of his beneficiaries to receive any benefits payable hereunder upon his death, or the executors, administrators, or other legal representatives, from assigning any rights hereunder to the person or persons entitled thereto.

          (b) By the Company. The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to
<continued>
expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Failure of the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Executive to compensation from the Company in the same amount and on the same terms as the Executive would be entitled to hereunder if the Executive had terminated his employment for Good Reason subsequent to a Change in Control, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Termination Date.

     20. Employment Rights. Nothing expressed or implied in this Agreement shall create any right or duty on the part of the Company or the Executive to have the Executive remain in the employment of the Company at any time prior to a Change in Control; provided, however, that any termination of employment of the Executive or the removal of the Executive from the office or position in the Company following the commencement of any discussion with a third person that ultimately results in a Change in Control shall be deemed to be a Termination of the Executive after a Change in Control for purposes of this Agreement. Executive expressly acknowledges that he is an employee at will, and that the Company may terminate him at any time during the Term for any reason if the Company makes the payments and provides the benefits provided for under Section 5 or 6 of this Agreement, and otherwise comply with its other continuing covenants in this Agreement, including without limitation,
Section 4.

     21. Withholding of Taxes. The Company may withhold from any amounts payable under this Agreement all federal, state, city or other taxes as shall be required pursuant to any law or government regulation or ruling.

     22. Severability. If the final determination of a court of competent jurisdiction declares, after the expiration of the time within which judicial review (if permitted) of such determination may be perfected, that any term or provision hereof is invalid or unenforceable, (a) the remaining terms and provisions hereof shall be unimpaired and (b) the invalid or unenforceable term or provision shall be replaced by a term or provision that is mutually agreeable to the parties hereto and is valid and enforceable and that comes closest to expressing the intention of the invalid or unenforceable term or provision. Notwithstanding the foregoing, the invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement which shall nevertheless remain in full force and effect.

     23. Amendment; Waiver. This Agreement may not be modified, amended or waived in any manner except by an instrument in writing signed by both parties hereto. The waiver by either party of compliance with any provision of this Agreement by the other party shall not operate or be construed as a waiver of any other provision of this Agreement, or of any subsequent breach by such party of a provision of this Agreement.

     24. Governing Law. All matters affecting this Agreement, including the validity thereof, are to be governed by, interpreted and construed in accordance with the substantive laws of the State of Ohio, without giving effect to the principles of conflict of laws of such State.

     25. Notices. Any notice hereunder by either party to the other shall be given in writing by personal delivery or certified mail, return receipt requested. If addressed to Executive, the notice shall be delivered or mailed to Executive at his principal residence, 291 Jefferis Road, Downingtown, Pennsylvania 19335, or to such other address as Executive shall give notice in writing in accordance herewith. If addressed to the Company, the notice shall be delivered or mailed to the Company at its executive offices at 701 Lima Avenue, Findlay, Ohio 45840 to the attention of the Board. A notice shall be deemed given, if by personal delivery, on the date of such delivery or, if by certified mail, on the date shown on the applicable return receipt.
<continued>

     26. Previous Agreements. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement; provided, however, that this Agreement shall not supersede or in any way limit the rights, duties or obligations of the Employee or the Company under the Plans, except that payments pursuant to Section 5(a) or Section 6(b) shall be in lieu of any other cash severance pay provided by the Company.

     27. Counterparts. This Agreement may be executed by either of the parties hereto in counterpart, each of which shall be deemed to be an original, but all such counterparts shall together constitute one and the same instrument.

     28. Headings. The headings of sections herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

          IN WITNESS WHEREOF, the Company has caused the Agreement to be signed by its officers pursuant to the authority of its Board, and Executive has executed this Agreement, as of the day and year first written above.

                                     COOPER TIRE & RUBBER COMPANY



                                     By:
                                        ----------------------------
                                        Title:  Chairman & CEO


                                     By:
                                        ----------------------------


                                     -------------------------------
                                     James S. McElya
                                     Executive




























<continued>

                                   ANNEX A

                                Form of Release

      WHEREAS, there has been a Termination (as such term is defined in the Employment Agreement (the "Agreement") made and entered into on June 6, 2000 between the undersigned (the "Executive") and COOPER TIRE & RUBBER COMPANY ("Cooper"), of the Executive's employment from Cooper; and

      WHEREAS, the Executive is required to sign this Release in order to receive the severance benefits as described in Section 5, Section 6 and
Section 12 of the Agreement.

      NOW THEREFORE, in consideration of the promises and agreements contained herein and other good and valuable consideration, the sufficiency and receipt of which are hereby acknowledged, and intending to be legally bound, the Executive agrees as follows:

      1. This Release is effective on the date hereof and will continue in effect as provided herein.

      2. In consideration of the payments to be made and the benefits to be received by the Executive pursuant to Section 5, Section 6 and Section 12 of the Agreement, which the Executive acknowledges are in addition to payments and benefits which the Executive would be entitled to receive absent the Agreement, the Executive, for himself and his dependents, successors, assigns, heirs, executors and administrators (and his and their legal representatives of every kind), hereby releases, dismisses, remises and forever discharges its predecessors, parents, subsidiaries, divisions, related or affiliated companies, officers, directors, stockholders, members, employees, heirs, successors, assigns, representatives, agents and counsel (the "Company") from any and all arbitrations, claims, including claims for attorney's fees, demands, damages, suits, proceedings, actions and/or causes of action of any kind and every description, whether known or unknown, which Executive now has or may have had for, upon, or by reason of any cause whatsoever ("claims"), against the Company, including but not limited to:

          (a) any and all claims arising out of or relating to Executive's employment by or service with the Company and his termination from the Company;

          (b) any and all claims of discrimination, including but not limited to claims of discrimination on the basis of sex, race, age, national origin, marital status, religion or handicap, including, specifically, but without limiting the generality of the foregoing, any claims under the Age Discrimination in Employment Act, as amended, Title VII of the Civil Rights Act of 1964, as amended, the Americans with Disabilities Act, Ohio Revised Code Section 4101.17 and Ohio Revised Code Chapter 4112, including Sections 4112.02 and 4112.99 thereof, and any other applicable state statutes and regulations, and

          (c) any and all claims of wrongful or unjust discharge or breach of any contract or promise, express or implied;

provided, however, that the foregoing shall not apply to claims to enforce rights that Executive may have as of the date hereof or in the future under any of Cooper's health, welfare, retirement, pension or incentive plans, under any indemnification agreement between the Executive and Cooper, under Cooper's indemnification by-laws, under the directors' and officers' liability coverage maintained by Cooper, under the applicable provisions of the Delaware General Corporation Law, that Executive may have in the future under the Agreement or under this Release.

      3. Executive understands and acknowledges that the Company does not admit any violation of law, liability or invasion of any of his rights and
<continued>
that any such violation, liability or invasion is expressly denied. The consideration provided for this Release is made for the purpose of settling and extinguishing all claims and rights (and every other similar or dissimilar matter) that Executive ever had or now may have against the Company to the extent provided in this Release. Executive further agrees and acknowledges that no representations, promises or inducements have been made by the Company other than as appear in the Agreement.

      4.  Executive further agrees and acknowledges that:

          (a) The release provided for herein releases claims to and including the date of this Release;

          (b) He has been advised by the Company to consult with legal counsel prior to executing this Release, has had an opportunity to consult with and to be advised by legal counsel of his choice, fully understands the terms of this Release, and enters into this Release freely, voluntarily and intending to be bound;

          (c) He has been given a period of twenty-one (21) days to review and consider the terms of this Release, prior to its execution and that he may use as much of the twenty-one (21) day period as he desires; and

          (d) He may, within 7 days after execution, revoke this Release. Revocation shall be made by delivering a written notice of revocation to the General Counsel at Cooper. For such revocation to be effective, written notice must be actually received by the General Counsel at Cooper no later than the close of business on the 7th day after Executive executes this Release. If Executive does exercise his right to revoke this Release, all of the terms and conditions of the Release shall be of no force and effect and Cooper shall not have any obligation to make further payments or provide benefits to Executive as set forth in Section 5, Section 6, and Section 12 of the Agreement.

      5. Executive agrees that he will never file a lawsuit or other complaint asserting any claim that is released in this Release.

      6. Executive waives and releases any claim that he has or may have to reemployment after the Termination Date as defined in the Agreement.

      IN WITNESS WHEREOF, the Executive has executed and delivered this Release on the date set forth below.

Dated:
      ------------------------            -------------------------------
                                          James S. McElya
                                          Executive

                                                              Part II
                                                              Exhibit (10)(iv)
                             AMENDED AND RESTATED
                             EMPLOYMENT AGREEMENT


      THIS AMENDED AND RESTATED EMPLOYMENT AGREEMENT (this "Agreement") is made and entered into this 6th day of June, 2000, between COOPER TIRE & RUBBER COMPANY, a Delaware corporation with its principal offices located at 701 Lima Avenue, Findlay, Ohio 45840, (the "Company"), and Roderick F. Millhof, residing at 8918 Connemarro Ct., Fort Wayne, Indiana 46835 (the "Executive").

                                 WITNESSETH:

      WHEREAS, the Executive and the Company entered into an Employment Agreement dated as of May 3rd, 2000 (the "Original Agreement"), which will be superseded in its entirety by this Agreement; and

      WHEREAS, the Executive and the Company entered into an RSU Award Agreement dated as of November 18, 1999 (the "Award Agreement"); and

      WHEREAS, the Executive has been employed by the Company in the capacity of Vice President and President, Global Sealing Division, Cooper-Standard Automotive; and

      WHEREAS, the Company desires to continue to retain the services of the Executive in the future; and

      WHEREAS, the Executive desires to continue to serve in the capacity of Vice President and President, Global Sealing Division, Cooper-Standard Automotive of the Company, pursuant to the terms and provisions of this Agreement.

      NOW, THEREFORE, in consideration of the premises and the mutual promises and agreements contained herein and other good and valuable consideration, the sufficiency and receipt of which are hereby acknowledged, and intending to be legally bound hereby, the Company and the Executive hereby amend and restate the Original Agreement to read as follows:

      1. Certain Defined Terms. In addition to terms defined elsewhere herein, the following terms have the following meanings when used in this Agreement with initial capital letters:

          (a) "Affiliate" means any corporation, limited liability company, joint venture, partnership, or other legal entity in which the Company owns, directly or indirectly, or has previously owned, at least fifty percent (50%) of the capital stock, profits, interest or capital interest.

          (b) "Average Compensation" means the Executive's average annual compensation, including Base Pay and any annual and long-term incentive compensation earned, during the five (5) calendar years prior to the year in which a Termination occurs.

          (c) "Base Pay" means the Executive's rate of annual base salary, as defined in the Compensation Plan, as in effect from time to time.

          (d)  "Board" means the Board of Directors of the Company.

          (e)  "Cause" means:

               (X) prior to a Change in Control, termination of the Executive's employment with the Company by the Board because of:


<continued>

                       (i) the willful and continued failure by the Executive to perform substantially the duties of the Executive's position, and the failure of the Executive to correct such failure of performance after notification by the Board of any such failure; or

                      (ii) any other willful act or omission which is materially injurious to the financial condition or business reputation of, or is otherwise materially injurious to, the Company or any affiliate thereof, and failure of the Executive to correct such act or omission after notification by the Board of any such act or omission; or

                     (iii) the conviction of a criminal violation involving fraud, embezzlement or theft in connection with Executive's duties or in the course of Executive's employment with the Company.

               (Y) following a Change in Control, termination of the Executive's employment with the Company by the Board because of:

                       (i) any act or omission constituting a material breach by the Executive of any of his significant obligations or agreements under this Agreement or the continued failure or refusal of the Executive to adequately perform the duties reasonably required hereunder which is materially injurious to the financial condition or business reputation of, or is otherwise materially injurious to, the Company or any Affiliate thereof, after notification by the Board of such breach, failure or refusal and failure of the Executive to correct such breach, failure or refusal within thirty (30) days of such notification (other than by reason of the incapacity of the Executive due to physical or mental illness); or

                      (ii) the commission by and conviction of the Executive of a felony, or the perpetration by and criminal conviction of or civil verdict finding the Executive committed a dishonest act or common law fraud against the Company or any affiliate thereof (for the avoidance of doubt, conviction and civil verdict, in each case, shall mean when no further appeals may be taken by the Executive from such conviction or civil verdict and such conviction or civil verdict becomes final and binding upon the Executive with no further right of appeal); or

                     (iii) any other willful act or omission which is materially injurious to the financial condition or business reputation of, or is otherwise materially injurious to, the Company or any affiliate thereof, and failure of the Executive to correct such act or omission after notification by the Board of any such act or omission; or

                     any notification to be given by the Board in accordance with Section 1(e)(X)(i), 1(e)(X)(ii), 1(e)(Y)(i) or 1(e)(Y)(iii) shall specifically identify the breach, failure, refusal, act or omission to which the notification relates and, in the case of Section 1(e)(X)(i), 1(e)(X)(ii), 1(e)(Y)(i) or 1(e)(Y)(iii), shall describe the injury to the Company, and such notification must be given within twelve (12) months of the Board becoming aware, or within twelve (12) months of when the Board should have reasonably become aware of the breach, failure, refusal, act, or omission identified in the notification. Notwithstanding Section 23, failure to notify the Executive within any such twelve (12) month period shall be deemed to be a waiver by the Board of any such breach, failure, refusal, act or omission by the Executive and any such breach, failure, refusal, act or omission by the Executive shall not then be determined to be a breach of this Agreement.

                     For the avoidance of doubt and for the purpose of determining Cause, the exercise of business judgment by the Executive shall not be determined to be Cause, even if such business judgment materially injures the financial condition or business reputation of, or is otherwise materially injurious to the Company or any Affiliate thereof, unless such business judgment by the Executive was not made in good faith, or constitutes

<continued>
willful or wanton misconduct, or was an intentional violation of state or federal law.

          (f) "Cause" means termination of the Executive's employment with the Company by the Board because of:

                 (i) any act or omission constituting a material breach by the Executive of any of his significant obligations or agreements under this Agreement or the continued failure or refusal of the Executive to adequately perform the duties reasonably required hereunder which is materially injurious to the financial condition or business reputation of, or is otherwise materially injurious to, the Company or any Affiliate thereof, after notification by the Board of such breach, failure or refusal and failure of the Executive to correct such breach, failure or refusal within thirty (30) days of such notification (other than by reason of the incapacity of the Executive due to physical or mental illness); or

                (ii) the commission by and conviction of the Executive of a felony, or the perpetration by and criminal conviction of or civil verdict finding the Executive committed a dishonest act or common law fraud against the Company or any affiliate thereof (for the avoidance of doubt, conviction and civil verdict, in each case, shall mean when no further appeals may be taken by the Executive from such conviction or civil verdict and such conviction or civil verdict becomes final and binding upon the Executive with no further right of appeal); or

               (iii) any other willful act or omission which is materially injurious to the financial condition or business reputation of, or is otherwise materially injurious to, the Company or any affiliate thereof, and failure of the Executive to correct such act or omission after notification by the Board of any such act or omission; or

                (iv) any notification to be given by the Board in accordance with Section 1(e)(i) or 1(e)(iii) shall specifically identify the breach, failure, refusal, act or omission to which the notification relates and, in the case of Section 1(e)(i) or 1(e)(iii), shall describe the injury to the Company, and such notification must be given within twelve (12) months of the Board becoming aware, or within twelve (12) months of when the Board should have reasonably become aware of the breach, failure, refusal, act, or omission identified in the notification. Notwithstanding Section 23, failure to notify the Executive within any such twelve (12) month period shall be deemed to be a waiver by the Board of any such breach, failure, refusal, act or omission by the Executive and any such breach, failure, refusal, act or omission by the Executive shall not then be determined to be a breach of this Agreement.

                      For the avoidance of doubt and for the purpose of determining Cause, the exercise of business judgment by the Executive shall not be determined to be Cause, even if such business judgment materially injures the financial condition or business reputation of, or is otherwise materially injurious to the Company or any Affiliate thereof, unless such business judgment by the Executive was not made in good faith, or constitutes willful or wanton misconduct, or was an intentional violation of state or federal law.

          (g) "Change in Control" means the occurrence during the Term of any of the following events:

                 (i) the Company merges into itself, or is merged or consolidated with, another entity and as a result of such merger or consolidation less than 51% of the voting power of the then-outstanding voting securities of the surviving or resulting entity immediately after such transaction are directly or indirectly beneficially owned in the aggregate by the former stockholders of the Company immediately prior to such transaction;


<continued>

                (ii) all or substantially all the assets accounted for on the consolidated balance sheet of the Company are sold or transferred to one or more corporations or persons, and as a result of such sale or transfer less than 51% of the voting power of the then-outstanding voting securities of such entity or person immediately after such sale or transfer is directly or indirectly beneficially held in the aggregate by the former stockholders of the Company immediately prior to such transaction or series of transactions;

               (iii) a person, within the meaning of Section 3(a)(9) or 13(d)(3) (as in effect on the date of this Agreement) of the Securities Exchange Act of 1934, (the "Exchange Act") become the beneficial owner (as defined in Rule 13d-3 of the Securities and Exchange Commission pursuant to the Exchange Act) of (i) 15% or more but less than 35% of the voting power of the then outstanding voting securities of the Company without prior approval of the Board, or (ii) 35% or more of the voting power of the then-outstanding voting securities of the Company; provided, however, that the foregoing does not apply to any such acquisition that is made by (w) any Affiliate of the Company; (x) any employee benefit plan of the Company or any Affiliate; or (y) any person or group of which employees of the Company or of any Affiliate control a greater than 25% interest unless the Board determines that such person or group is making a "hostile acquisition;" or (z) any person or group that directly or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with, the Executive; or

                (iv) a majority of the members of the Board are not Continuing Directors, where a "Continuing Director" is any member of the Board who (x) was a member of the Board on the date of this Agreement or (y) was nominated for election or elected to such Board with the affirmative vote of a majority of the Continuing Directors who were members of such Board at the time of such nomination or election.

          (h)  "Code" means the Internal Revenue Code of 1986, as amended.

          (i)  "Committee" means the Compensation Committee of the Board.

          (j) "Common Stock" means the Company's common stock, par value $1.00 per share.

          (k)  "Company" means the Company as hereinbefore defined.

          (l) "Compensation Plan" means the Company's Top Management Compensation Plan adopted by the Board on April 28, 1973.

          (m) "Disability" or "Disabled" means when, the Executive has been totally disabled by bodily injury or disease so as to prevent him from being physically able to perform the job duties as required under this Agreement, and such total disability shall have continued for five (5) consecutive months, and, in the opinion of a qualified physician selected by the Company, such disability will presumably be permanent and continuous during the remainder of Executive's life.

          (n) "Good Reason" means the occurrence of any of the following, without Executive's express, prior written consent:

                 (i) a material breach by the Company of Section 2 or Section 4 of this Agreement, including but not limited to, the assignment to the Executive of any duties inconsistent with his status as Vice President and President, Global Sealing Division, Cooper-Standard Automotive of the Company, or his removal from such position, or a substantial alteration in the nature or status of his responsibilities from those described herein, except, in each case, in connection with a promotion of the Executive, and the failure of the Company to remedy such breach within thirty (30) days after receipt of written notice of such breach from the Executive;


<continued>

                (ii) the relocation of the office of the Company where the Executive is employed to a location that is 150 miles away from the current location, except for required travel on the Company's business to an extent reasonably required to perform his duties hereunder;

               (iii) except as required by law, the failure by the Company to continue to provide the Executive with benefits at least as favorable as those provided to him under the Plans (as defined in Section 4(b)), the taking of any action by the Company which would directly or indirectly materially reduce any of such benefits or deprive the Executive of any material fringe benefits enjoyed by him or the failure by the Company to provide Executive with the number of paid vacation days to which he is entitled on the basis of years of service with the Company in accordance with the Company's normal vacation policy in effect at the date of this Agreement;

                (iv) the failure of the Company to obtain a satisfactory agreement from any successor to assume and agree to perform this Agreement, as contemplated in Section 19 hereof or, if the business of the Company for which the Executive's services are principally performed is sold, the purchaser of such business shall fail to agree to assume this Agreement or to provide Executive with the same or a comparable position, duties, benefits, and base salary and incentive compensation as provided in Section 4 of this Agreement;

                 (v) the failure of the Board to elect Executive to his existing position or an equivalent position; or

                (vi) following the six-month anniversary date after a Change in Control of the Company has occurred, voluntary termination by Executive for any reason, or without reason, during a period of thirty (30) days from such date.

          (o) "Incentive Compensation Plan" means the Cooper Tire & Rubber Company 1998 Incentive Compensation Plan, as amended.

          (p) Nonqualified Supplementary Benefit Plan" means the Cooper Tire & Rubber Company Nonqualified Supplementary Benefit Plan, effective November 8, 1984, as amended.

          (q) "Retirement Plans" means the Salaried Employees' Retirement Plan and the Nonqualified Supplementary Benefit Plan or any successor plans thereto which provide comparable benefits.

          (r) "Salaried Employees' Retirement Plan" means the Cooper Tire & Rubber Company Salaried Employees' Retirement Plan, effective January 1, 1989, as amended.

          (s) "Severance Period" means, in the event of a Termination, the period of time commencing on the Termination Date and continuing for the greater of:

                 (i)  two (2) years, or

                (ii)  the remainder of the Term (as defined in Section 3).

          (t)  "Termination" means:

                 (i) the involuntary termination of the Executive's employment by the Company at any time without Cause, for any reason other than retirement, death or disability, or

                (ii) termination of his employment by the Executive for Good Reason.

          (u) "Termination Date" means the date on which the Executive's employment with the Company is terminated by the company or the Executive for
<continued>
any reason or for no reason. If the Executive's employment is terminated by the Company, such date shall be specified in a written notice of termination (which date shall be no earlier than the date of furnishing such notice), or if no such date is specified therein, the date of receipt by the Executive of such written notice of termination, otherwise the Executive shall specify such date in a written notice of his resignation.

          (v) "1998 Option Plan" means the Cooper Tire & Rubber Company 1998 Employee Stock Option Plan, as amended.

      2.  Employment and Duties.

          (a) General. The Company hereby employs the Executive and the Executive agrees upon the terms and conditions herein set forth to serve as Vice President and President, Global Sealing Division, Cooper-Standard Automotive, and, in such capacity, shall perform such duties as may be delineated in the Bylaws of the Company, and such other duties, commensurate with the Executive's title and position of Vice President and President, Global Sealing Division, Cooper-Standard Automotive, as may be assigned to the Executive from time to time by the Chief Executive Officer of the Company (the "CEO") or such other officer of the Company as may be designated by the CEO.

          (b)  Exclusive Services.  Throughout the Term (as defined in Section
3), Executive shall, except as may from time to time be otherwise agreed in writing by the Company and during reasonable vacations and unless prevented by ill health, devote his full-time and undivided attention during normal business hours to the business and affairs of the Company consistent with his senior executive position, shall in all respects conform to and comply with the lawful and reasonable directions and instructions given to him by the Board or such officer of the Company as may be designated by the Board, and shall use his best efforts to promote and serve the interests of the Company.

          (c) Restrictions on Other Employment. Throughout the Term and provided that such activities do not contravene the provisions of Section 2(b) hereof or Section 15 hereof:

                 (i) Executive may engage in charitable and community affairs;

                (ii) Executive may perform inconsequential services without specific compensation therefor in connection with the management of personal investments; and,

               (iii) Executive may, directly or indirectly, render services to any other person or organization (including service as a member of the Board of Directors of any other unaffiliated company), for which he receives compensation, that is not in competition with the Company, subject in each case to the approval of the Board. Executive may retain all fees he receives for such services, and the Company shall not reduce his compensation by the amount of such fees. For purposes of this Section 2(c)(iii) competition shall have the same meaning as intended for the purposes of Section 15.

      3.  Term of Employment.  Subject to the provisions of Sections 5 through
Section 10 hereof, the Company shall retain the Executive and the Executive shall serve in the employ of the Company for a period (the "Term") commencing on February 8, 2000, and continuing in effect through December 31, 2002; provided, however, that commencing on January 1, 2001, and each January 1 thereafter until the year in which the Executive's 63rd birthday occurs, the Term shall automatically be extended for one additional year unless, no later than September 30 of the preceding year, the Company or the Executive shall have given notice to the other that it does not wish to extend this Agreement.




<continued>

      4. Compensation and Other Benefits. Subject to the provisions of this Agreement, the Company shall pay and provide the following compensation and other benefits to the Executive during the Term as compensation for services rendered hereunder:

          (a) Base Salary. The Company shall pay to the Executive Base Pay at the rate of $320,000.00 per annum, payable biweekly. The Base Pay will be reviewed not less than annually by the Board or by the Compensation Committee and may be increased, but not decreased.

          (b) Employee Benefit Plans. At all times during the Term, the Executive shall be provided the opportunity to participate in such Retirement Plans, and such employee pension benefit plans, whether or not qualified, and employee welfare benefit plans, programs and arrangements (collectively, the "Plans") as are generally made available to executives of the Company. Unless otherwise required by law, the Plans, when considered as a whole, will provide for benefits to Executive no less favorable than those currently provided.

          (c) Incentive Compensation. The Executive shall be eligible to participate in the annual incentive compensation program established by the Compensation Plan.

          (d) Long-Term Incentive Compensation. The Executive shall be eligible to participate in such long-term incentive plans and programs as the Company generally provides to its senior executives.

      5. Termination Without Cause or for Good Reason Prior to a Change in Control. If, prior to the expiration of the Term, the Executive's employment is terminated by the Company without Cause, or if the Executive terminates his employment hereunder for Good Reason, in each case prior to a Change in Control, and conditioned upon the Executive's delivering to the Company the Release provided for in Section 16 with all periods for revocation expired, the Executive shall be entitled to receive:

          (a) "Severance Pay" which shall equal the sum of the biweekly payments that the Executive would receive if he were paid at the rate of his Average Compensation, for the remainder of the Term. Severance Pay shall be paid in a single lump sum in cash within thirty (30) days following the expiration of such revocation period.

          (b) The Company shall provide the Executive with lifetime life, accident and health insurance benefits substantially similar to those to which Executive and Executive's family were entitled immediately prior to the Termination. Benefits otherwise receivable by Executive pursuant to this subsection 5(b) shall be reduced to the extent comparable benefits are actually received by Executive from other employment, and any such benefits actually received by Executive shall be reported to the Company.

          (c) In addition to the pension benefits to which the Executive is entitled under the Retirement Plans, the Company shall pay the Executive in cash within thirty (30) days following the Termination Date, a single lump sum equal to the actuarial equivalent of the excess of (1) the retirement pension (determined as a straight life annuity commencing at age sixty-five (65)) which he would have accrued under the terms of the Retirement Plans (without regard to any amendment to such Retirement Plans or other pension benefit program described herein), determined as if the Executive were fully vested thereunder and had accumulated (after the Termination Date) twenty-four (24) additional months (or, if greater, the number of months remaining in the Term) of service credit thereunder at his highest annual rate of compensation during any calendar year for the five (5) years immediately preceding the Termination Date (but in no event shall the Executive be deemed to have accumulated additional months of service credit after his sixty-fifth (65th) birthday), over (2) the retirement pension (determined as a straight life annuity commencing at age sixty-five (65)) which the Executive had then accrued pursuant to the provisions of the Retirement Plans. For purposes of this
<continued>
subsection, "actuarial equivalent" shall be determined using the 1994 Uninsured Pensioner Mortality Table (UP-94) and annual compound interest at the Corporate Bond yield average for bonds rated Aaa by Moody's reduced by fifty (50) basis points (.5 percent). The rate chosen from the aforereferenced table will be for the calendar month five months prior to the month which contains the effective date of payment and will be truncated to the lower 0.25% increment (e.g. 6.00%, 6.25%, 6.50%, etc.).

          (d) Notwithstanding any provision in the Award Agreement, all restricted stock units granted to the Executive which have not otherwise vested shall immediately vest and within thirty (30) days following the Termination Date, the Company shall pay to Executive an amount equal to the fair market value (computed as the average of the high and low trades reported on the New York Stock Exchange) of the Common Stock represented by such restricted stock units determined as of the Termination Date. Such cash payment shall be deemed to be in lieu of and in substitution for any right Executive may have to such restricted stock units under the terms of the Award Agreement, and Executive agrees to surrender all restricted stock units being cashed out hereunder immediately prior to receiving the cash payment described above;

          (e) Notwithstanding any provision in the Incentive Compensation Plan, 1998 Option Plan or other relevant plan or program, all stock options granted to the Executive by the Company which have not otherwise vested shall be vested. Within thirty (30) days after the Termination Date, the Company shall pay to Executive in cash an amount equal to the aggregate of the difference between the exercise price of each stock option granted to the Executive prior to the Termination Date, and the fair market value (computed as the average of the high and low trades reported on the New York Stock Exchange) of the Company's stock subject to the related option, determined as of the Termination Date. Such cash payment shall be deemed to be in lieu of and in substitution for any right Executive may have to exercise such stock option or a related stock appreciation right under the terms of the relevant stock option plan describing such rights, and Executive agrees to surrender all stock options and related stock appreciation rights being cashed out hereunder prior to receiving the cash payment described above.

      6. Termination Without Cause or for Good Reason Following a Change in Control, etc.

          (a) If, prior to the expiration of the Term and subsequent to a Change in Control and during the Severance Period, the Executive's employment is terminated by the Company without Cause or if the Executive terminates his employment hereunder for Good Reason, and conditioned upon the Executive's delivering to the Company the Release provided for in Section 16 with all periods for revocation expired, the Company shall pay or provide to the
Executive:

                 (i) a single lump sum cash payment within five (5) days following the expiration of such revocation period equal to the Executive's then current Base Pay and pro rata incentive compensation accrued through his Termination Date; plus

                (ii) a single lump sum cash payment within five (5) days following the expiration of such revocation period equal to the greater of:

                      (A)  the Executive's Severance Pay; or

                      (B) three (3) times the sum of (x) Executive's Base Pay plus (y) target annual incentive compensation for the year prior to the Change in Control; plus

               (iii) a single lump sum cash payment within five (5) days following the expiration of such revocation period equal to the actuarial equivalent of:
<continued>

                      (A) the excess of (1) the retirement pension (determined as a straight line annuity commencing at age sixty-five (65)) which he would have accrued under the terms of the Retirement Plans (without regard to any amendment to such Retirement Plans or other pension benefit program described herein), determined as if the Executive were fully vested thereunder and had accumulated (after the Termination Date) thirty-six (36) additional months (or, if greater, the number of months remaining in the Term) of service credit thereunder at his highest annual rate of compensation during any calendar year for the five (5) years immediately preceding the Termination Date (but in no event shall Executive be deemed to have accumulated additional months of service credit after his sixty-fifth (65th) birthday), over (2) the retirement pension (determined as a straight life annuity commencing at age sixty-five (65)) which Executive had then accrued pursuant to the provisions of the Retirement Plans; plus

                      (B) the retirement pension Executive has accrued under the Nonqualified Supplementary Benefit Plan.

          For purposes of this subsection, "actuarial equivalent" shall be determined using the 1994 Uninsured Pensioner Mortality Table (UP-94) and annual compound interest at the Corporate Bond yield average for bonds rated Aaa by Moody's reduced by fifty (50) basis points (.5 percent). The rate chosen from the aforereferenced table will be for the calendar month five months prior to the month which contains the effective date of payment and will be truncated to the lower 0.25% increment (e.g. 6.00%, 6.25%, 6.50%, etc.);

                (iv) for thirty-six (36) months following his Termination Date, the Company shall arrange to provide Executive with life, accident and health insurance benefits substantially similar to those to which Executive and Executive's family were entitled immediately prior to his Termination. Benefits otherwise receivable by Executive pursuant to this subsection 6(a)(iv) shall be reduced to the extent comparable benefits are actually received by Executive during the remainder of such period following Executive's Termination, and any such benefits actually received by Executive shall be reported to the Company;

                 (v) following the end of the period specified in subsection 6(a)(iv), lifetime retiree medical and life insurance coverage, which shall be based on the Company's plans in effect immediately prior to the Change in Control, and, for purposes of such plans, with the Executive deemed to have thirty (30) years of credited service and as if he had attained age sixty-five and retired at the end of such period; and

                (vi) outplacement services by a firm selected by the Executive, at the expense of the Company in an amount up to 15% of the Executive's Base Pay.

          (b)  Notwithstanding any provision in the Award Agreement or this
Section 6, all restricted stock units granted to the Executive which have not otherwise vested shall immediately vest and within five (5) days after the consummation of the Change in Control the Company shall pay to Executive an amount equal to the fair market value (computed as the average of the high and low trades reported on the New York Stock Exchange) of the Common Stock represented by such restricted stock units determined as of the consummation of the Change in Control. Such cash payment shall be deemed to be in lieu of and in substitution for any right Executive may have to such restricted stock units under the terms of the Award Agreement, and Executive agrees to surrender all restricted stock units being cashed out hereunder immediately prior to receiving the cash payment described above.

          (c) Notwithstanding any provision in the Incentive Compensation Plan, the 1998 Option Plan, other relevant plan or program or this Section 6, all stock options granted to the Executive by the Company which have not otherwise vested shall be vested and within five (5) days after the
<continued>
consummation of the Change in Control, the Company shall pay to Executive in cash an amount equal to the aggregate of the difference between the exercise price of each stock option granted to Executive prior to the consummation of the Change in Control, and the fair market value (computed as the average of the high and low trades reported on the New York Stock Exchange) of the Common Stock subject to the related option, determined as of the consummation of the Change in Control. Such cash payment shall be deemed to be in lieu of and in substitution for any right Executive may have to exercise such stock option or a related stock appreciation right under the terms of the relevant stock option plan describing such rights, and Executive agrees to surrender all stock options and related stock appreciation rights being cashed out hereunder prior to receiving the cash payment described above.

      7. Termination for Cause or Without Good Reason. If, prior to the expiration of the Term, the Executive's employment is terminated by the Company for Cause, or if the Executive terminates his employment hereunder without Good Reason, the Executive shall not be eligible to receive Base Pay under Section 4(a) or to participate in any Plans under Section 4(b) with respect to periods after the Termination Date, and except as otherwise provided by applicable law, and except for the right to receive vested benefits under any Plan in accordance with the terms of such Plan. However, the Executive shall be eligible to receive a pro rata portion of any incentive compensation for the Company's fiscal year during which the Termination Date occurs, but not for any later years.

      8. Termination by Death. If the Executive dies prior to the expiration of the Term, Executive's beneficiary, estate or family, as applicable, shall be entitled to receive:

                 (i) for a period of 90 days beginning on the date of the Executive's death a biweekly amount equal to the biweekly Base Pay paid to the Executive by the Company for the payroll period immediately prior to his death,

                (ii) any pro rata portion of the Executive's incentive compensation for the fiscal year in which Executive's death occurs, and

               (iii) lifetime health insurance benefits in effect immediately prior to Executive's death.

      9. Termination by Disability. If, prior to the expiration of the Term, the Executive becomes Disabled, the Company or the Executive shall be entitled to terminate his employment, and Executive shall be entitled to:

          (a) any pro rata portion of the Executive's incentive compensation for the fiscal year in which the Executive's Disability occurs, and

          (b) all available benefits under the Plans, including lifetime life, accident and health insurance benefits substantially similar to those to which Executive and Executive's family were entitled immediately prior to Executive's termination of employment with the Company because of Executive becoming Disabled.

     10. Termination by Retirement. If, prior to the expiration of the Term, the Executive voluntarily elects to retire under the Salaried Employees' Retirement Plan, Executive's employment will be terminated as of the date of such retirement.

     11.  Funding Upon Potential Change in Control.

          (a) Upon the earlier to occur of (i) a Change in Control or (ii) a declaration by the Board that a Change in Control is imminent, the Company shall promptly pay to the extent it has not done so, and in any event within five (5) business days, a sum equal to the present value on the date of the

<continued>

Change in Control (or on such fifth business day if the Board has declared a Change in Control to be imminent) of the payments to be made to the Executive under the provisions of Sections 6 and 12 hereof, which shall be transferred
to                    the "Trustee") and added to any principal of the Trust
under [             Trust Agreement, dated            , 2000 between the
Company and Trustee] (the "Trust Agreement").

          (b) Any payments of compensation, pension, severance or other benefits by the Trustee pursuant to the Trust Agreement shall, to the extent thereof, discharge the Company's obligation to pay compensation, pension, severance and other benefits hereunder, it being the intent of the Company that assets in such Trust be held as security for the Company's obligation to pay compensation, pension, severance and other benefits under this Agreement.

     12.  Certain Additional Payments by the Company.

          (a) Anything in this Agreement to the contrary notwithstanding, in the event that following a Change in Control the Executive's employment with the Company is terminated by the Company or the Executive, and it shall be determined (as hereafter provided) that any payment (other than the Gross-Up payments provided for in this Section 12) or distribution by the Company or any of its Affiliates to or for the benefit of the Executive, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise pursuant to or by reason of any other agreement, policy, plan, program or arrangement, including without limitation any stock option, performance share, performance unit, stock appreciation right or similar right, or the lapse or termination of any restriction on or the vesting or exercisability of any of the foregoing (a "Payment"), would be subject to the excise tax imposed by Section 4999 of the Code (or any successor provision thereto) by reason of being considered "contingent on a change in ownership or control" of the Company, within the meaning of Section 280G of the Code (or any successor provision thereto) or to any similar tax imposed by state or local law, or any interest or penalties with respect to such tax (such tax or taxes, together with any such interest and penalties, being hereafter collectively referred to as the "Excise Tax"), then the Executive shall be entitled to receive an additional payment or payments (collectively, a "Gross-Up Payment"); provided, however, that no Gross-Up Payment shall be made with respect to the Excise Tax, if any, attributable to
(i) any incentive stock option ("ISO"), as defined by Section 422 of the Code (or any successor provision thereto) granted prior to the execution of this Agreement where the addition of a Gross-Up Payment would cause the ISO to lose such status, or (ii) any stock appreciation or similar right, whether or not limited, granted in tandem with any ISO described in clause (i). The Gross-Up Payment shall be in an amount such that, after payment by the Executive of all taxes (including any interest or penalties imposed with respect to such taxes), including any Excise Tax imposed upon the Gross-Up Payment, the Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payment.

          (b) Subject to the provisions of Section 12(f), all determinations required to be made under this Section 12, including whether an Excise Tax is payable by the Executive and the amount of such Excise Tax and whether a Gross-Up Payment is required to be paid by the Company to the Executive and the amount of such Gross-Up Payment, if any, shall be made by a nationally recognized accounting firm (the "Accounting Firm") selected by the Executive in his sole discretion. The Executive shall direct the Accounting Firm to submit its determination and detailed supporting calculations to both the Company and the Executive within 30 calendar days after the Termination Date, if applicable, and any such other time or times as may be requested by the Company or the Executive. If the Accounting Firm determines that any Excise Tax is payable by the Executive, the Company shall pay the required Gross-Up Payment to the Executive within five (5) business days after receipt of such determination and calculations with respect to any Payment to the Executive. If the Accounting Firm determines that no Excise Tax is payable by the Executive, it shall, at the same time as it makes such determination, furnish
<continued>
the Company and the Executive an opinion that the Executive has substantial authority not to report any Excise Tax on his federal, state or local income or other tax return. As a result of the uncertainty in the application of
Section 4999 of the Code (or any successor provision thereto) and the possibility of similar uncertainty regarding applicable state or local tax law at the time of any determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments which will not have been made by the Company should have been made (an "Underpayment"), consistent with the calculations required to be made hereunder. In the event that the Company exhausts or fails to pursue its remedies pursuant to Section 12(f) and the Executive thereafter is required to make a payment of any Excise Tax, the Executive shall direct the Accounting Firm to determine the amount of the Underpayment that has occurred and to submit its determination and detailed supporting calculations to both the Company and the Executive as promptly as possible. Any such Underpayment shall be promptly paid by the Company to, or for the benefit of, the Executive within five (5) business days after receipt of such determination and calculations.

          (c) The Company and the Executive shall each provide the Accounting Firm access to and copies of any books, records and documents in the possession of the Company or the Executive, as the case may be, reasonably requested by the Accounting Firm, and otherwise cooperate with the Accounting Firm in connection with the preparation and issuance of the determinations and calculations contemplated by Section 12(b). Any determination by the Accounting Firm as to the amount of the Gross-Up Payment shall be binding upon the Company and the Executive.

          (d) The federal, state and local income or other tax returns filed by the Executive shall be prepared and filed on a consistent basis with the determination of the Accounting Firm with respect to the Excise Tax payable by the Executive. The Executive shall make proper payment of the amount of any Excise Payment, and at the request of the Company, provide to the Company true and correct copies (with any amendments) of his federal income tax return as filed with the Internal Revenue Service and corresponding state and local tax returns, if relevant, as filed with the applicable taxing authority, and such ther documents reasonably requested by the Company, evidencing such payment. If prior to the filing of the Executive's federal income tax return, or corresponding state or local tax return, if relevant, the Accounting Firm determines that the amount of the Gross-Up Payment should be reduced, the Executive shall within five (5) business days pay to the Company the amount of such reduction.

          (e) The fees and expenses of the Accounting Firm for its services in connection with the determinations and calculations contemplated by Section 12(b) shall be borne by the Company. If such fees and expenses are initially paid by the Executive, the Company shall reimburse the Executive the full amount of such fees and expenses within five (5) business days after receipt from the Executive of a statement therefor and reasonable evidence of his payment thereof.

          (f) The Executive shall notify the Company in writing of any claim by the Internal Revenue Service or any other taxing authority that, if successful, would require the payment by the Company of a Gross-Up Payment. Such notification shall be given as promptly as practicable but no later than ten (10) business days after the Executive actually receives notice of such claim and the Executive shall further apprise the Company of the nature of such claim and the date on which such claim is requested to be paid (in each case, to the extent known by the Executive). The Executive shall not pay such claim prior to the earlier of (i) the expiration of the 30-calendar-day period following the date on which he gives such notice to the Company and (ii) the date that any payment of amount with respect to such claim is due. If the Company notifies the Executive in writing prior to the expiration of such period that it desires to contest such claim, the Executive shall:

<continued>

                 (i) provide the Company with any written records or documents in his possession relating to such claim reasonably requested by the Company;

                (ii) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including without limitation accepting legal representation with respect to such claim by an attorney competent in respect of the subject matter and reasonably selected by the Company;

               (iii) cooperate with the Company in good faith in order to effectively contest such claim; and

                (iv) permit the Company to participate in any proceedings relating to such claim;

provided, however, that the Company shall bear and pay directly all costs and expenses (including interest and penalties) incurred in connection with such contest and shall indemnify and hold harmless the Executive, on an after-tax basis, for and against any Excise Tax or income tax, including interest and penalties with respect thereto, imposed as a result of such representation and payment of costs and expenses. Without limiting the foregoing provisions of this Section 12(f), the Company shall control all proceedings taken in connection with the contest of any claim contemplated by this Section 12(f) and, at its sole option, may pursue or forego any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim (provided, however, that the Executive may participate therein at his own cost and expense) and may, at its option, either direct the Executive to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, however, that if the Company directs the Executive to pay the tax claimed and sue for a refund, the Company shall advance the amount of such payment to the Executive on an interest-free basis and shall indemnify and hold the Executive harmless, on an after-tax basis, from any Excise Tax or income or other tax, including interest or penalties with respect thereto, imposed with respect to such advance; and provided further, however, that any extension of the statute of limitations relating to payment of taxes for the taxable year of the Executive with respect to which the contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of any such contested claim shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

          (g) If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 12(f), the Executive receives any refund with respect to such claim, the Executive shall (subject to the Company's complying with the requirements of Section 12(f)) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after any taxes applicable thereto). If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 12(f), a determination is made that the Executive shall not be entitled to any refund with respect to such claim and the Company does not notify the Executive in writing of its intent to contest such denial or refund prior to the expiration of thirty (30) calendar days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of any such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid by the Company to the Executive pursuant to this Section 12.

     13. Mitigation. Nothing in this Agreement shall be construed to require Executive to mitigate his damages upon termination of employment without Cause or for Good Reason. The Company hereby acknowledges that it will be difficult
<continued>
and may be impossible for the Executive to find reasonably comparable employment following the Termination Date and that the non-competition covenant contained in Section 15 will further limit the employment opportunities for the Executive. In addition, the Company acknowledges that its severance pay plans applicable in general to its salaried employees do not provide for mitigation, offset or reduction of any severance payment received thereunder. Accordingly, the payment of the severance compensation by the Company to the Executive in accordance with the terms of this Agreement is hereby acknowledged by the Company to be reasonable, and the Executive will not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise, nor will any profits, income, earnings or other benefits from any source whatsoever create any mitigation, offset, reduction or any other obligation on the part of the Executive hereunder or otherwise.

     14. Legal Fees and Expenses. It is the intent of the Company that the Executive not be required to incur legal fees and the related expenses associated with the interpretation, enforcement or defense of Executive's rights under this Agreement by litigation or otherwise because the cost and expense thereof would substantially detract from the benefits intended to be extended to the Executive hereunder. Accordingly, if it should appear to the Executive that the Company has failed to comply with any of its obligations under this Agreement or in the event that the Company or any other person takes or threatens to take any action to declare this Agreement void or unenforceable, or institutes any litigation or other action or proceeding designed to deny, or to recover from, the Executive the benefits provided or intended to be provided to the Executive hereunder, the Company irrevocably authorizes the Executive from time to time to retain counsel of Executive's choice, at the expense of the Company as hereafter provided, to advise and represent the Executive in connection with any such interpretation, enforcement or defense. Notwithstanding any existing or prior attorney-client relationship between the Company and such counsel, the Company irrevocably consents to the Executive's entering into an attorney-client relationship with such counsel, and in that connection the Company and the Executive agree that a confidential relationship shall exist between the Executive and such counsel. Without respect to whether the Executive prevails, in whole or in part, in connection with any of the foregoing, the Company will pay and be solely financially responsible for any and all attorneys' and related fees and expenses incurred by the Executive in connection with any of the foregoing; provided that, in regard to such matters, the Executive has not acted in bad faith or with no colorable claim of success.

     15.  Secrecy and Noncompetition.

          (a) No Competing Employment. For so long as the Executive is employed by the Company and continuing for two (2) years after the termination of such employment for any reason (the "Non-Compete Period"), Executive shall not, unless he receives the prior written consent of the Board, directly or indirectly, whether as owner, consultant, employee, partner, venturer, agent, through stock ownership (except ownership of less than one percent (1.0%) of the number of shares outstanding of any securities which are publicly traded), investment of capital, lending of money or property, rendering of services, or otherwise, compete with any of the businesses engaged in by the Company or Affiliate at the time of the termination of the Executive's employment hereunder (such businesses are herein after referred to as the "Business"), or assist, become interested in or be connected with any corporation, firm, partnership, joint venture, sole proprietorship or other entity which so competes with the Business. The restrictions imposed by this subsection shall not apply to any geographic area in which neither the Company nor any Affiliate is engaged in the Business.

          (b) No Interference. During the Non-Compete Period, the Executive shall not, whether for his own account or for the account of any other individual, partnership, firm, corporation or other business organization or entity (other than the Company), intentionally solicit, endeavor to entice
<continued>
away from the Company or any Affiliate or otherwise interfere with the relationship of the Company or any Affiliate with, any person who is employed by or associated with the Company or any Affiliate (including, but not limited to, any independent sales representatives or organizations) or any person or entity who is, or was within the then most recent 12-month period, a customer or client of the Company or any Affiliate.

          (c) Secrecy. Executive recognizes that the services to be performed by him hereunder are special, unique and extraordinary in that, by reason of his employment hereunder and his past employment with the Company, he may acquire or has acquired confidential information and trade secrets concerning the operation of the Company or any Affiliate, the use or disclosure of which could cause the Company substantial loss and damages which could not be readily calculated and for which no remedy at law would be adequate. Accordingly, Executive covenants and agrees with the Company that he will not at any time, except in performance of Executive's obligations to the Company hereunder or with the prior written consent of the Board, directly or indirectly, disclose any secret or confidential information that he may learn or has learned by reason of his association with the Company or any Affiliate, or use any such information to the detriment of the Company or any Affiliate. The term "confidential information", includes, without limitation, information not previously disclosed to the public or to the trade by the Company's management with respect to the Company's or any Affiliate's products, manufacturing processes, facilities and methods, research and development, trade secrets, know-how and other intellectual property, systems, procedures, manuals, confidential reports, product price lists, customer lists, marketing plans or strategies, financial information (including the revenues, costs or profits associated with the Company's or any Affiliate's products), business plans, prospects or opportunities. Executive understands and agrees that the rights and obligations set forth in this subsection 15(c) are perpetual and, in any case, shall extend beyond the Non-Compete Period and Executive's employment hereunder.

          (d) Exclusive Property. Executive confirms that all confidential information is and shall remain the exclusive property of the Company. All business records, papers and documents kept or made by Executive relating to the business of the Company shall be and remain the property of the Company. Upon the termination of his employment with the Company or upon the request of the Company at anytime, Executive shall promptly deliver to the Company, and shall not, without the consent of the Board (which consent shall not be unreasonably withheld), retain copies of, any written materials not previously made available to the public, records and documents made by Executive or coming into his possession concerning the business or affairs of the Company excluding records relating exclusively to the terms and conditions of his employment relationship with the Company. Executive understands and agrees that the rights and obligations set forth in this subsection 15(d) are perpetual and, in any case, shall extend beyond the Non-Compete Period and Executive's employment hereunder.

          (e) Stock Ownership. Other than as specified in Section 2(c) or 15(a) hereof, nothing in this Agreement shall prohibit Executive from acquiring or holding any issue of stock or securities of any company or other business entity.

          (f) Injunctive Relief. Without intending to limit the remedies available to the Company, executive acknowledges that a breach of any of the covenants contained in this Section 15 may result in material irreparable injury to the Company for which there is no adequate remedy at law, that it will not be possible to measure damages for such injuries precisely and that, in the event of such a breach or threat thereof, the Company shall be entitled to obtain a temporary restraining order and/or a preliminary or permanent injunction restraining the Executive from engaging in activities prohibited by this Section 15 or such other relief as may be required to specifically enforce any of the covenants in this Section 15.

<continued>

          (g) Extension of Non-Compete Period. In addition to the remedies the Company may seek and obtain pursuant to subsection (f) of this Section 15, the Non-Compete Period shall be extended by any and all periods during which Executive shall be found by a court possessing personal jurisdiction over him to have been in violation of the covenants contained in this Section 15.

     16. Release. The receipt of payments provided for in Section 5, Section 6 and Section 12 is conditioned upon the Executive executing and delivering a release substantially in the form of Annex A hereto, and upon the expiration of the revocation period provided for in Annex A.

     17.  Breach.

          In addition to the remedies provided for in Section 15(f), if Executive is in breach of this Agreement, then the Company may, at its sole option, (i) in the case of a breach of any provision of this Agreement, immediately terminate all remaining payments and benefits described in Section 5 or Section 6 of this Agreement, and (ii) in the case of a breach of either
Section 15(a) or Section 15(c) of this Agreement, obtain reimbursement from Executive of all payments by the Company already provided pursuant to Section 5 or Section 6 of this Agreement, plus any expenses, fees and damages incurred as a result of the breach, with the remainder of this Agreement, and all promises and covenants herein, remaining in full force and effect.

     18.  Continued Availability and Cooperation.

          (a) In the event of a Termination, the Executive shall cooperate fully with the Company and with the Company's counsel in connection with any present and future actual or threatened litigation or administrative proceeding involving the Company that relates to events, occurrences or conduct occurring (or claimed to have occurred) during the period of the Executive's employment by the Company. This cooperation by the Executive shall include, but not be limited to:

                 (i) making himself reasonably available for interviews and discussions with the Company's counsel as well as for depositions and trial testimony;

                (ii) if depositions or trial testimony are to occur, making himself reasonably available and cooperating in the preparation therefor as and to the extent that the Company or the Company's counsel reasonably requests;

               (iii) refraining from impeding in any way the Company's prosecution or defense of such litigation or administrative proceeding; and

                (iv) cooperating fully in the development and presentation of the Company's prosecution or defense of such litigation or administrative proceeding.

          (b) In addition to Executive's obligations under this Section 18, during the Non-Compete Period, Executive shall make himself available for consultation with and advice to the Company at times and for periods of time which are mutually agreeable to the Company and Executive.

     19.  Successors; Assignability.

          (a) By Executive. Neither this Agreement nor any right, duty, obligation or interest hereunder shall be assignable or delegable by the Executive without the Company's prior written consent; provided, however, that nothing in this subsection shall preclude the Executive from designating any of his beneficiaries to receive any benefits payable hereunder upon his death, or the executors, administrators, or other legal representatives, from assigning any rights hereunder to the person or persons entitled thereto.

<continued>

          (b) By the Company. The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Failure of the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Executive to compensation from the Company in the same amount and on the same terms as the Executive would be entitled to hereunder if the Executive had terminated his employment for Good Reason subsequent to a Change in Control, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Termination Date.

     20. Employment Rights. Nothing expressed or implied in this Agreement shall create any right or duty on the part of the Company or the Executive to have the Executive remain in the employment of the Company at any time prior to a Change in Control; provided, however, that any termination of employment of the Executive or the removal of the Executive from the office or position in the Company following the commencement of any discussion with a third person that ultimately results in a Change in Control shall be deemed to be a Termination of the Executive after a Change in Control for purposes of this Agreement. Executive expressly acknowledges that he is an employee at will, and that the Company may terminate him at any time during the Term for any reason if the Company makes the payments and provides the benefits provided for under Section 5 or 6 of this Agreement, and otherwise comply with its other continuing covenants in this Agreement, including without limitation,
Section 4.

     21. Withholding of Taxes. The Company may withhold from any amounts payable under this Agreement all federal, state, city or other taxes as shall be required pursuant to any law or government regulation or ruling.

     22. Severability. If the final determination of a court of competent jurisdiction declares, after the expiration of the time within which judicial review (if permitted) of such determination may be perfected, that any term or provision hereof is invalid or unenforceable, (a) the remaining terms and provisions hereof shall be unimpaired and (b) the invalid or unenforceable term or provision shall be replaced by a term or provision that is mutually agreeable to the parties hereto and is valid and enforceable and that comes closest to expressing the intention of the invalid or unenforceable term or provision. Notwithstanding the foregoing, the invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement which shall nevertheless remain in full force and effect.

     23. Amendment; Waiver. This Agreement may not be modified, amended or waived in any manner except by an instrument in writing signed by both parties hereto. The waiver by either party of compliance with any provision of this Agreement by the other party shall not operate or be construed as a waiver of any other provision of this Agreement, or of any subsequent breach by such party of a provision of this Agreement.

     24. Governing Law. All matters affecting this Agreement, including the validity thereof, are to be governed by, interpreted and construed in accordance with the substantive laws of the State of Ohio, without giving effect to the principles of conflict of laws of such State.

     25. Notices. Any notice hereunder by either party to the other shall be given in writing by personal delivery or certified mail, return receipt requested. If addressed to Executive, the notice shall be delivered or mailed to Executive at his principal residence, 8918 Connemarro Ct., Fort Wayne, Indiana 46835, or to such other address as Executive shall give notice in writing in accordance herewith. If addressed to the Company, the notice shall be delivered or mailed to the Company at its executive offices at 701 Lima
<continued>

Avenue, Findlay, Ohio 45840 to the attention of the Board. A notice shall be deemed given, if by personal delivery, on the date of such delivery or, if by certified mail, on the date shown on the applicable return receipt.

     26. Previous Agreements. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement; provided, however, that this Agreement shall not supersede or in any way limit the rights, duties or obligations of the Employee or the Company under the Plans, except that payments pursuant to Section 5(a) or Section 6(b) shall be in lieu of any other cash severance pay provided by the Company.

     27. Counterparts. This Agreement may be executed by either of the parties hereto in counterpart, each of which shall be deemed to be an original, but all such counterparts shall together constitute one and the same instrument.

     28. Headings. The headings of sections herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.


      IN WITNESS WHEREOF, the Company has caused the Agreement to be signed by officer pursuant to the authority of its Board, and Executive has executed this Agreement, as of the day and year first written above.

                                  COOPER TIRE & RUBBER COMPANY


                                  By:
                                     ----------------------------
                                  Title:  Chairman & CEO


                                  -------------------------------
                                  Roderick F. Millhof, Executive





























<continued>

                                   ANNEX A

                               Form of Release

      WHEREAS, there has been a Termination (as such term is defined in the Amended and Restated Employment Agreement (the "Agreement") made and entered into on June 6, 2000 between the undersigned (the "Executive") and COOPER TIRE & RUBBER COMPANY ("Cooper"), of the Executive's employment from Cooper; and

      WHEREAS, the Executive is required to sign this Release in order to receive the severance benefits as described in Section 5, Section 6 and
Section 12 of the Agreement.

      NOW THEREFORE, in consideration of the promises and agreements contained herein and other good and valuable consideration, the sufficiency and receipt of which are hereby acknowledged, and intending to be legally bound, the Executive agrees as follows:

      1. This Release is effective on the date hereof and will continue in effect as provided herein.

      2. In consideration of the payments to be made and the benefits to be received by the Executive pursuant to Section 5, Section 6 and Section 12 of the Agreement, which the Executive acknowledges are in addition to payments and benefits which the Executive would be entitled to receive absent the Agreement, the Executive, for himself and his dependents, successors, assigns, heirs, executors and administrators (and his and their legal representatives of every kind), hereby releases, dismisses, remises and forever discharges its predecessors, parents, subsidiaries, divisions, related or affiliated companies, officers, directors, stockholders, members, employees, heirs, successors, assigns, representatives, agents and counsel (the "Company") from any and all arbitrations, claims, including claims for attorney's fees, demands, damages, suits, proceedings, actions and/or causes of action of any kind and every description, whether known or unknown, which Executive now has or may have had for, upon, or by reason of any cause whatsoever ("claims"), against the Company, including but not limited to:

          (a) any and all claims arising out of or relating to Executive's employment by or service with the Company and his termination from the Company;

          (b) any and all claims of discrimination, including but not limited to claims of discrimination on the basis of sex, race, age, national origin, marital status, religion or handicap, including, specifically, but without limiting the generality of the foregoing, any claims under the Age Discrimination in Employment Act, as amended, Title VII of the Civil Rights Act of 1964, as amended, the Americans with Disabilities Act, Ohio Revised Code Section 4101.17 and Ohio Revised Code Chapter 4112, including Sections 4112.02 and 4112.99 thereof, and any other applicable state statutes and regulations, and

          (c) any and all claims of wrongful or unjust discharge or breach of any contract or promise, express or implied;

provided, however, that the foregoing shall not apply to claims to enforce rights that Executive may have as of the date hereof or in the future under any of Cooper's health, welfare, retirement, pension or incentive plans, under any indemnification agreement between the Executive and Cooper, under Cooper's indemnification by-laws, under the directors' and officers' liability coverage maintained by Cooper, under the applicable provisions of the Delaware General Corporation Law, or that Executive may have in the future under the Agreement or under this Release.

      3. Executive understands and acknowledges that the Company does not admit any violation of law, liability or invasion of any of his rights and
<continued>
that any such violation, liability or invasion is expressly denied. The consideration provided for this Release is made for the purpose of settling and extinguishing all claims and rights (and every other similar or dissimilar matter) that Executive ever had or now may have against the Company to the extent provided in this Release. Executive further agrees and acknowledges that no representations, promises or inducements have been made by the Company other than as appear in the Agreement.

      4.  Executive further agrees and acknowledges that:

          (a) The release provided for herein releases claims to and including the date of this Release;

          (b) Executive has been advised by the Company to consult with legal counsel prior to executing this Release, has had an opportunity to consult with and to be advised by legal counsel of his choice, fully understands the terms of this Release, and enters into this Release freely, voluntarily and intending to be bound;

          (c) Executive has been given a period of twenty-one (21) days to review and consider the terms of this Release, prior to its execution and that he may use as much of the twenty-one (21) day period as he desires; and

          (d) Executive may, within 7 days after execution, revoke this Release. Revocation shall be made by delivering a written notice of revocation to the General Counsel at Cooper. For such revocation to be effective, written notice must be actually received by the General Counsel at Cooper no later than the close of business on the 7th day after Executive executes this Release. If Executive does exercise his right to revoke this Release, all of the terms and conditions of the Release shall be of no force and effect and Cooper shall not have any obligation to make further payments or provide benefits to Executive as set forth in Section 5, Section 6, and
Section 12 of the Agreement.

      5. Executive agrees that he will never file a lawsuit or other complaint asserting any claim that is released in this Release.

      6. Executive waives and releases any claim that he has or may have to reemployment after the Termination Date as defined in the Agreement.

      IN WITNESS WHEREOF, the Executive has executed and delivered this Release on the date set forth below.



Dated:
      ---------------------------          ------------------------------
                                           Roderick F. Millhof, Executive

                                                             Part II
                                                             Exhibit (10)(v)
























                         COOPER TIRE & RUBBER COMPANY
                     CHANGE IN CONTROL SEVERANCE PAY PLAN





































<continued>

                              Table of Contents

                                                                       Page

 1.  General Statement of Purpose                                        93
 2.  Effective and Termination Date                                      93
 3.  Definitions                                                         93
 4.  Eligibility; Termination Following a Change in Control              96
 5.  Severance Compensation                                              97
 6.  Funding Upon Potential Change in Control                            97
 7.  Certain Additional Payments by the Company                          98
 8.  No Mitigation Obligation                                           100
 9.  Certain Payments not Considered for Other Benefits, etc.           101
10.  Confidentiality; Confidential Information; Non-Competition         101
11.  Release                                                            101
12.  Legal Fees and Expenses                                            101
13.  Employment Rights                                                  101
14.  Withholding of Taxes                                               101
15.  Successors and Binding Effect                                      101
16.  Governing Law                                                      102
17.  Validity                                                           102
18.  Headings                                                           102
19.  Construction                                                       102
20.  Administration of the Plan                                         102
21.  Amendment and Termination                                          103
22.  Other Plans, etc.                                                  104


Exhibit A - Members of the Operations Committee
Exhibit B - Members of the Management Group
Exhibit C - Severance Compensation
Exhibit D - Form of Confidentiality and Non-Compete Agreement
Exhibit E - Form of Release
































<continued>

                         COOPER TIRE & RUBBER COMPANY
                     CHANGE IN CONTROL SEVERANCE PAY PLAN

      1. General Statement of Purpose. The Board of Directors (the "Board") of Cooper Tire & Rubber Company (the "Company") has considered the effect a change in control of the Company may have on certain executives of the Company and its Affiliated Employers (as defined below). The executives have made and are expected to continue to make major contributions to the short-term and long-term profitability, growth and financial strength of the Company. The Company recognizes that, as is the case for most publicly held companies, the possibility of a change in control exists, desires to assure itself of both the present and future continuity of management, desires to establish certain minimum severance benefits for certain of its executives applicable in a change in control, and wishes to insure that its executives are not practically disabled from discharging their duties in respect of a proposed or actual transaction involving a change in control.

          As a result, the Board believes that the Cooper Tire & Rubber Company Change in Control Severance Pay Plan (the "Plan") will assist the Company in attracting and retaining qualified executives. Accordingly, the Plan is hereby adopted and supersedes any other change in control arrangement for the Executives (as defined below).

      2. Effective and Termination Dates. The Plan shall be effective as of June 6, 2000 (the "Effective Date"). The Plan will automatically terminate on the later of (i) December 31, 2002 or (ii) the second anniversary of a Change in Control (the "Termination Date"); provided, however, that on each December 31, commencing with the year 2000, the Termination Date set forth in Subsection (i) of this Section will automatically be extended for an additional year unless, not later than 120 calendar days prior to such date, the Company shall have given written notice to the Executives that the Termination Date is not to be so extended.

      3. Definitions. Where the following words and phrases appear in the Plan, they shall have the respective meanings set forth below, unless their context clearly indicates otherwise:

          (a) "Affiliated Employer" means any corporation, partnership, limited liability company, joint venture, unincorporated association or other entity in which the Company has a direct or indirect ownership or other equity interest.

          (b) "Award Agreement" means an RSU Award Agreement between the Executive and the Company.

          (c) "Base Pay" means, with respect to each Executive, the rate of annual base salary, as defined in the Compensation Plan, as in effect from time to time.

          (d)  "Board" means the Board of Directors of the Company.

          (e) "Cause" means that, prior to any termination of employment pursuant to Section 4(c) or (d), the Executive shall have committed:

                 (i) any act or omission constituting a material breach by the Executive of any of his significant obligations to or agreements with the Company or the continued failure or refusal of the Executive to adequately perform the duties reasonably required by the Company which is materially injurious to the financial condition or business reputation of, or is otherwise materially injurious to, the Company or any Affiliated Employer thereof, after notification by the Board of such breach, failure or refusal and failure of the Executive to correct such breach, failure or refusal within thirty (30) days of such notification (other than by reason of the incapacity of the Executive due to physical or mental illness); or

<continued>

                (ii) the commission by and conviction of the Executive of a felony, or the perpetration by and criminal conviction of or civil verdict finding the Executive committed a dishonest act or common law fraud against the Company or any Affiliated Employer thereof (for the avoidance of doubt, conviction and civil verdict, in each case, shall mean when no further appeals may be taken by the Executive from such conviction or civil verdict and such conviction or civil verdict becomes final and binding upon the Executive with no further right of appeal); or

               (iii) any other willful act or omission which is materially injurious to the financial condition or business reputation of, or is otherwise materially injurious to, the Company or any Affiliated Employer thereof, and failure of the Executive to correct such act or omission after notification by the Board of any such act or omission; or

                (iv) any notification to be given by the Board in accordance with Section 3(e)(i) or 3(e)(iii) shall specifically identify the breach, failure, refusal, act or omission to which the notification relates and, in the case of Section 3(e)(i) or 3(e)(iii) shall describe the injury to the Company, and such notification must be given within twelve (12) months of the Board becoming aware, or within twelve (12) months of when the Board should have reasonably become aware of the breach, failure, refusal, act, or omission identified in the notification. Notwithstanding Section 20, failure to notify the Executive within any such twelve (12) month period shall be deemed to be a waiver by the Board of any such breach, failure, refusal, act or omission by the Executive and any such breach, failure, refusal, act or omission by the Executive shall not then be determined to be a breach.

For the avoidance of doubt and for the purpose of determining Cause, the exercise of business judgment by the Executive shall not be determined to be Cause, even if such business judgment materially injures the financial condition or business reputation of, or is otherwise materially injurious to the Company or any Affiliated Employer thereof, unless such business judgment by the Executive was not made in good faith, or constitutes willful or wanton misconduct, or was an intentional violation of state or federal law.

          (f) "Change in Control" means the occurrence prior to the Termination Date of any of the following events:

                 (i) the Company merges into itself, or is merged or consolidated with, another entity and as a result of such merger or consolidation less than 51% of the voting power of the then-outstanding voting securities of the surviving or resulting entity immediately after such transaction are directly or indirectly beneficially owned in the aggregate by the former stockholders of the Company immediately prior to such transaction;

                (ii) all or substantially all the assets accounted for on the consolidated balance sheet of the Company are sold or transferred to one or more corporations or persons, and as a result of such sale or transfer less than 51% of the voting power of the then-outstanding voting securities of such entity or person immediately after such sale or transfer is directly or indirectly beneficially held in the aggregate by the former stockholders of the Company immediately prior to such transaction or series of transactions;

               (iii) a person, within the meaning of Section 3(a)(9) or 13(d)(3) (as in effect on the Effective Date) of the Securities Exchange Act of 1934, (the "Exchange Act") become the beneficial owner (as defined in Rule 13d-3 of the Securities and Exchange Commission pursuant to the Exchange Act) of (i) 15% or more but less than 35% of the voting power of the then outstanding voting securities of the Company without prior approval of the Board, or (ii) 35% or more of the voting power of the then-outstanding voting securities of the Company; provided, however, that the foregoing does not apply to any such acquisition that is made by (w) any Affiliated Employer of the Company; (x) any employee benefit plan of the Company or any Affiliated

<continued>

Employer; or (y) any person or group of which employees of the Company or of any Affiliated Employer control a greater than 25% interest unless the Board determines that such person or group is making a "hostile acquisition;" or (z) any person or group that directly or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with, the Executive; or

                (iv) a majority of the members of the Board are not Continuing Directors, where a "Continuing Director" is any member of the Board who (x) was a member of the Board on the Effective Date or (y) was nominated for election or elected to such Board with the affirmative vote of a majority of the Continuing Directors who were members of such Board at the time of such nomination or election.

          (g) "Code" means the Internal Revenue Code of 1986, as amended, or any successor thereto.

          (h)  "Committee" means the Compensation Committee of the Board.

          (i) "Committee Action" means a writing by, or minutes of the actions of, the Committee, the substance of which, as to an Executive, has been communicated to such Executive.

          (j) "Common Stock" means the Company's common stock, par value $1.00 per share.

          (k)  "Company" means the Company as hereinbefore defined.

          (l) "Compensation Plan" means the Company's Top Management Compensation Plan adopted by the Board on April 28, 1973.

          (m) "Employee Benefits" means the perquisites, benefits and service credit for benefits as provided under any and all employee retirement income and welfare benefit policies, plans, programs or arrangements in which an Executive is entitled to participate, including without limitation any savings, pension, supplemental executive retirement, or other retirement income or welfare benefit, stock option, performance share, performance unit, stock purchase, stock appreciation, deferred compensation, incentive compensation, group or other life, health, medical/hospital or other insurance (whether funded by actual insurance or self-insured by the Company or any Affiliated Employer), disability, salary continuation, expense reimbursement and other employee benefit policies, plans, programs or arrangements that may now exist or any policies, plans, programs or arrangements that may be adopted hereafter by the Company or an Affiliated Employer.

          (n) "Employer" means the Company and any Affiliated Employer to which the Plan has been extended to an Executive of such Affiliated Employer by the Committee.

          (o) "Executive" means any employee of an Employer who is designated by the Committee to be eligible under the Plan in a Committee Action.

          (p) "Incentive Compensation Plan" means the Cooper Tire & Rubber Company 1998 Incentive Compensation Plan, as amended.

          (q) "Nonqualified Supplementary Benefit Plan" means the Cooper Tire & Rubber Company Nonqualified Supplementary Benefit Plan, effective November 8, 1984, as amended.

          (r) For the purposes of this Plan, "Operations Committee" means the Executives who are identified on Exhibit A as being members of such Committee.

          (s) "Plan" means this Cooper Tire & Rubber Company Change in Control Severance Pay Plan.

<continued>

          (t) For purposes of this Plan, "Management Group" means the Executives who are identified on Exhibit B as being members of such Group.

          (u) "Retirement Plans" means the Cooper Tire & Rubber Company Salaried Employees' Retirement Plan, effective January 1, 1989, as amended, the Cooper Tire & Rubber Company Nonqualified Supplementary Benefits Plan, effective November 8, 1984, as amended or any successor plans thereto which provide comparable benefits.

          (v) "Severance Compensation" means Severance Pay and other benefits provided by Section 5(a).

          (w)  "Severance Pay" means the amounts payable as set forth in
Section 5(a).

          (x) "Severance Period" means the period of time commencing on the date of the first occurrence of a Change in Control and continuing until the earlier of (i) the second anniversary of the occurrence of the Change in Control or (ii) the Executive's death.

          (y) "Termination Date" means the date of termination of the Plan as specified in Section 2.

          (z) "1998 Option Plan" means the Cooper Tire & Rubber Company 1998 Employee Stock Option Plan, as amended.

      4.  Eligibility; Termination Following a Change in Control.

          (a) Subject to the limitations described below, the Plan applies to Executives who are employed on the date that a Change in Control occurs.

          (b) If an Executive's employment is terminated by an Employer during the Severance Period and such termination is without Cause, the Executive will be entitled to the Severance Compensation described in
Section 5.

          (c) An Executive may, during the Severance Period, terminate his employment with an Employer with the right to Severance Compensation described in Section 5 upon the occurrence of one or more of the following events (regardless of whether any other reason, other than Cause, for such termination exists or has occurred, including without limitation other employment):

                 (i) (A) if the Executive is a member of the Operations Committee, a significant adverse change in the nature or scope of the authorities, powers, functions, responsibilities or duties attached to the position with the Employer which the Executive held immediately prior to the Change in Control, (B) a reduction in the Executive's Base Pay, or a reduction in the Executive's opportunities for incentive compensation established by the Compensation Plan and any long-term incentive compensation plan or program established by the Company, or (C) the termination or denial of the Executive's rights to Employee Benefits or a reduction in the scope or aggregate value thereof, any of which is not remedied by the Company within ten (10) calendar days after receipt by the Company of written notice from the Executive of such change, reduction or termination, as the case may be;

                (ii) if the Executive is a member of the Operations Committee, the Company requires the Executive to have his principal location of work changed to any location that is in excess of 50 miles from the location thereof immediately prior to or after the Change in Control; or

               (iii) for any material breach of its obligations under the Plan by the Company or any successor thereto which is not remedied by the Company within ten (10) calendar days after receipt by the Company of written notice from the Executive of such breach.
<continued>

          (d) A termination by an Employer pursuant to Subsection (b) of this Section or by an Executive pursuant to Subsection (c) of this Section will not affect any rights that the Executive may have pursuant to any agreement, policy, plan, program or arrangement of the Company or an Affiliated Employer providing Employee Benefits, which rights shall be governed by the terms thereof, except that the Executive shall be considered to be an employee of the Employer for the period for which Severance Pay is calculated.

          (e) Notwithstanding the preceding provisions of this Section, an Executive will not be entitled to Severance Compensation if his employment with an Employer is terminated during the Severance Period because:

                 (i)  of the Executive's death; or

                (ii) the Executive becomes permanently disabled within the meaning of, and begins actually to receive disability benefits pursuant to, the long-term disability plan in effect for, or applicable to, the Executive immediately prior to the Change in Control.

      5.  Severance Compensation.

          (a) If an Executive's employment is terminated pursuant to Section 4(b) or if an Executive terminates his employment pursuant to Section 4(c), the Company will pay to the Executive as Severance Pay the amounts described on Exhibit C within ten (10) business days after the termination date, or, if later, upon the expiration of the revocation period provided for in Exhibit E, and will continue to provide to the Executive the other Severance Compensation described on Exhibit C for the periods described therein.

          (b) Without limiting the rights of an Executive at law or in equity, if the Company fails to make any payment or provide any benefit required to be made or provided hereunder on a timely basis, the Company will pay interest on the amount or value thereof at an annualized rate of interest equal to the so-called composite "prime rate" as quoted from time to time during the relevant period in the Midwest Edition of The Wall Street Journal plus the lesser of 5% or the maximum rate of interest allowed by law. Such interest will be payable as it accrues on demand. Any change in such prime rate or maximum rate will be effective on and as of the date of such change.

          (c) Notwithstanding any provision of the Plan to the contrary, the rights and obligations under this Section and under Sections 7 and 12 will survive any termination or expiration of the Plan or the termination of an Executive's employment following a Change in Control for any reason whatsoever.

      6.  Funding Upon Potential Change in Control.

          (a) Upon the earlier to occur of (i) a Change in Control or (ii) a declaration by the Board that a Change in Control is imminent, the Company shall promptly pay to the extent it has not done so, and in any event within five (5) business days, a sum equal to the present value on the date of the Change in Control (or on such fifth business day if the Board has declared a Change in Control to be imminent) of the payments to be made to the Executive under the provisions of Sections 5 and 7 hereof, which shall be transferred to
the Trustee and added to any principal of the Trust under [            Trust
Agreement, dated          , 2000 between the Company and            as
Trustee] (the "Trust Agreement").

          (b) Any payments of compensation, pension, severance or other benefits by the Trustee pursuant to the Trust Agreement shall, to the extent thereof, discharge the Company's obligation to pay compensation, pension, severance and other benefits hereunder, it being the intent of the Company that assets in such Trust be held as security for the Company's obligation to pay compensation, pension, severance and other benefits under this Agreement.

<continued>

      7.  Certain Additional Payments by the Company.

          (a) Anything in the Plan to the contrary notwithstanding, in the event that it shall be determined (as hereafter provided) that any payment or distribution by the Company or any of its Affiliated Employers to or for the benefit of an Executive, whether paid or payable or distributed or distributable pursuant to the terms of the Plan or otherwise pursuant to or by reason of any other agreement, policy, plan, program or arrangement, including without limitation any stock option, performance share, performance unit, stock appreciation right or similar right, or the lapse or termination of any restriction on, or the vesting or exercisability of, any of the foregoing (a "Payment"), would be subject to the excise tax imposed by Section 4999 of the Code (or any successor provision thereto) by reason of being considered "contingent on a change in ownership or control" of the Company, within the meaning of Section 280G of the Code (or any successor provision thereto) or to any similar tax imposed by state or local law, or any interest or penalties with respect to such tax (such tax or taxes, together with any such interest and penalties, being hereafter collectively referred to as the "Excise Tax"), then the Executive shall be entitled to receive an additional payment or payments (collectively, a "Gross-Up Payment"); provided, however, that no Gross-up Payment shall be made with respect to the Excise Tax, if any, attributable to (i) any incentive stock option ("ISO"), as defined by
Section 422 of the Code (or any successor provision thereto) granted prior to the execution of the Plan where the addition of a Gross-Up Payment would cause the ISO to lose such status, or (ii) any stock appreciation or similar right, whether or not limited, granted in tandem with any ISO described in clause
(i). The Gross-Up Payment shall be in an amount such that, after payment by the Executive of all taxes (including any interest or penalties imposed with respect to such taxes), including any Excise Tax imposed upon the Gross-Up Payment, the Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payment.

          (b) Subject to the provisions of Subsection (f) of this Section, all determinations required to be made under this Section, including whether an Excise Tax is payable by the Executive and the amount of such Excise Tax and whether a Gross-Up Payment is required to be paid by the Company to the Executive and the amount of such Gross-Up Payment, if any, shall be made by the accounting firm serving as the Company's independent public accountants immediately prior to the change in control (the "Accounting Firm"). The Company shall direct the Accounting Firm to submit its determination and detailed supporting calculations to both the Company and the Executive within thirty (30) calendar days after the date of the Executive's termination, if applicable, and any such other time or times as may be requested by the Company or the Executive. If the Accounting Firm determines that any Excise Tax is payable by the Executive, the Company shall pay the required Gross-Up Payment to the Executive within five (5) business days after receipt of such determination and calculations with respect to any Payment to the Executive. If the Accounting Firm determines that no Excise Tax is payable by the Executive, it shall, at the same time as it makes such determination, furnish the Company and the Executive an opinion that the Executive has substantial authority not to report any Excise Tax on his federal, state or local income or other tax return. As a result of the uncertainty in the application of
Section 4999 of the Code (or any successor provision thereto) and the possibility of similar uncertainty regarding applicable state or local tax law at the time of any determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments which will not have been made by the Company should have been made (an "Underpayment"), consistent with the calculations required to be made hereunder. In the event that the Company exhausts or fails to pursue its remedies pursuant to Subsection (f) of this Section and the Executive thereafter is required to make a payment of any Excise Tax, the Executive shall direct the Accounting Firm to determine the amount of the Underpayment that has occurred and to submit its determination and detailed supporting calculations to both the Company and the Executive as promptly as


<continued>
possible. Any such Underpayment shall be promptly paid by the Company to, or for the benefit of, the Executive within five (5) business days after receipt of such determination and calculations.

          (c) The Company and the Executive shall each provide the Accounting Firm access to and copies of any books, records and documents in the possession of the Company or the Executive, as the case may be, reasonably requested by the Accounting Firm, and otherwise cooperate with the Accounting Firm in connection with the preparation and issuance of the determinations and calculations contemplated by Subsection (b) of this Section. Any determination by the Accounting Firm as to the amount of the Gross-Up Payment shall be binding upon the Company and the Executive.

          (d) The federal, state and local income or other tax returns filed by the Executive shall be prepared and filed on a consistent basis with the determination of the Accounting Firm with respect to the Excise Tax payable by the Executive. The Executive shall make proper payment of the amount of any Excise Payment, and at the request of the Company, provide to the Company true and correct copies (with any amendments) of his federal income tax return as filed with the Internal Revenue Service and corresponding state and local tax returns, if relevant, as filed with the applicable taxing authority, and such other documents reasonably requested by the Company, evidencing such payment. If prior to the filing of the Executive's federal income tax return, or corresponding state or local tax return, if relevant, the Accounting Firm determines that the amount of the Gross-Up Payment should be reduced, the Executive shall within five (5) business days pay to the Company the amount of such reduction.

          (e) The fees and expenses of the Accounting Firm for its services in connection with the determinations and calculations contemplated by Subsection (b) of this Section shall be borne by the Company. If such fees and expenses are initially paid by the Executive, the Company shall reimburse the Executive the full amount of such fees and expenses within ten (10) business days after receipt from the Executive of a statement therefor and reasonable evidence of his payment thereof.

          (f) The Executive shall notify the Company in writing of any claim by the Internal Revenue Service or any other taxing authority that, if successful, would require the payment by the Company of a Gross-Up Payment. Such notification shall be given as promptly as practicable but no later than ten (10) business days after the Executive actually receives notice of such claim and the Executive shall further apprise the Company of the nature of such claim and the date on which such claim is requested to be paid (in each case, to the extent known by the Executive). The Executive shall not pay such claim prior to the earlier of (i) the expiration of the 30-calendar-day period following the date on which he gives such notice to the Company and (ii) the date that any payment of amount with respect to such claim is due. If the Company notifies the Executive in writing prior to the expiration of such period that it desires to contest such claim, the Executive shall:

               (A) provide the Company with any written records or documents in his possession relating to such claim reasonably requested by the Company;

               (B) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including without limitation accepting legal representation with respect to such claim by an attorney competent in respect of the subject matter and reasonably selected by the Company;

               (C) cooperate with the Company in good faith in order to effectively contest such claim; and

               (D) permit the Company to participate in any proceedings relating to such claim;

<continued>
provided, however, that the Company shall bear and pay directly all costs and expenses (including interest and penalties) incurred in connection with such contest and shall indemnify and hold harmless the Executive, on an after-tax basis, for and against any Excise Tax or income tax, including interest and penalties with respect thereto, imposed as a result of such representation and payment of costs and expenses. Without limiting the foregoing provisions of this subsection, the Company shall control all proceedings taken in connection with the contest of any claim contemplated by this subsection and, at its sole option, may pursue or forego any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim (provided, however, that the Executive may participate therein at his own cost and expense) and may, at its option, either direct the Executive to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, however, that if the Company directs the Executive to pay the tax claimed and sue for a refund, the Company shall advance the amount of such payment to the Executive on an interest-free basis and shall indemnify and hold the Executive harmless, on an after-tax basis, from any Excise Tax or income or other tax, including interest or penalties with respect thereto, imposed with respect to such advance; and provided further, however, that any extension of the statute of limitations relating to payment of taxes for the taxable year of the Executive with respect to which the contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of any such contested claim shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

          (g) If, after the receipt by the Executive of an amount advanced by the Company pursuant to Subsection (f) of this Section, the Executive receives any refund with respect to such claim, the Executive shall (subject to the Company's complying with the requirements of Subsection (f) of this Section) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after any taxes applicable thereto). If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section (f) of this Section, a determination is made that the Executive shall not be entitled to any refund with respect to such claim and the Company does not notify the Executive in writing of its intent to contest such denial or refund prior to the expiration of thirty (30) calendar days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of any such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid by the Company to the Executive pursuant to this Section.

      8. No Mitigation Obligation. The Company hereby acknowledges that it will be difficult and may be impossible for an Executive to find reasonably comparable employment following his termination of employment with the Company and the Affiliated Employers and that the non-competition agreement required by Section 10 will further limit the employment opportunities for an Executive. Accordingly, the provision of Severance Compensation by the Company to an Executive in accordance with the terms of the Plan is hereby acknowledged by the Company to be reasonable, and an Executive will not be required to mitigate the amount of any payment provided for in the Plan by seeking other employment or otherwise, nor will any profits, income, earnings or other benefits from any source whatsoever create any mitigation, offset, reduction or any other obligation on the part of an Executive hereunder or otherwise, except as expressly provided in Section 1(d) of Exhibit C.






<continued>

      9. Certain Payments not Considered for Other Benefits, etc. The Gross-up Payment, legal fee and expense reimbursement provided under Sections 7 and 11 and reimbursements for outplacement counseling provided under Section 1(g) of Exhibit C will not be included as earnings for the purpose of calculating contributions or benefits under any employee benefit plan of the Company.

     10. Confidentiality; Confidential Information; Non-competition. Receipt of Severance Compensation by an Executive is conditioned upon the Executive executing and delivering to the Company a confidentiality and non-compete agreement substantially in the form provided in Exhibit D for the period specified on Exhibit C.

     11. Release. Receipt of Severance Compensation by an Executive is conditioned upon the Executive executing and delivering to the Company a release substantially in the form provided in Exhibit E.

     12. Legal Fees and Expenses. It is the intent of the Company that each Executive not be required to incur legal fees and the related expenses associated with the interpretation, enforcement or defense of his rights under the Plan by litigation or otherwise (including making a claim pursuant to the provisions of Section 20(d)) because the cost and expense thereof would substantially detract from the benefits intended to be extended to each Executive hereunder. Accordingly, if it should appear to an Executive that the Company has failed to comply with any of its obligations under the Plan or in the event that the Company or any other person takes or threatens to take any action to declare the Plan void or unenforceable, or institutes any litigation or other action or proceeding designed to deny, or to recover from, the Executive the benefits provided or intended to be provided to the Executive hereunder, the Company irrevocably authorizes the Executive from time to time to retain counsel of his choice, at the expense of the Company as hereafter provided, to advise and represent the Executive in connection with any such interpretation, enforcement or defense. Notwithstanding any existing or prior attorney-client relationship between the Company and such counsel, the Company irrevocably consents to the Executive's entering into an attorney-client relationship with such counsel, and in that connection the Company and the Executive agrees that a confidential relationship will exist between the Executive and such counsel. Without respect to whether the Executive prevails, in whole or in part, in connection with any of the foregoing, the Company will pay and be solely financially responsible for any and all attorneys' and related fees and expenses incurred by the Executive in connection with any of the foregoing; provided that, in regard to such matters, the Executive has not acted in bad faith or with no colorable claim of success.

     13. Employment Rights. Nothing expressed or implied in the Plan shall create any right or duty on the part of the Company, an Affiliated Employer or an Executive to have the Executive remain in the employment of the Company or an Affiliated Employer at any time prior to or following a Change in Control. Any termination of employment of the Executive or the removal of the Executive from the office or position in the Company or any Affiliated Employer prior to a Change in Control but following the commencement of any discussion with any third person that ultimately results in a Change in Control shall be deemed to be a termination or removal of the Executive after a Change in Control for all purposes of the Plan. Each Executive covered by this Plan expressly acknowledges that he is an employee at will, and that the Company may terminate him at any time prior to a Change in Control.

     14. Withholding of Taxes. The Company may withhold from any amounts payable under the Plan all federal, state, city or other taxes as shall be required pursuant to any law or government regulation or ruling.

     15.  Successors and Binding Effect.



<continued>

          (a) The Company will require any successor, (including without limitation any persons acquiring directly or indirectly all or substantially all of the business and/or assets of the Company whether by purchase, merger, consolidation, reorganization or otherwise, and such successor shall thereafter be deemed the Company for the purposes of the Plan), to expressly assume and agree to perform the obligations under the Plan in the same manner and to the same extent the Company would be required to perform if no such succession had taken place. The Plan shall be binding upon and inure to the benefit of the Company and any successor to the Company, but shall not otherwise be assignable, transferable or delegable by the Company.

          (b) The rights under the Plan shall inure to the benefit of and be enforceable by each Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees and/or legatees.

          (c) The rights under the Plan are personal in nature and neither the Company nor any Executive shall, without the consent of the other, assign, transfer or delegate the Plan or any rights or obligations hereunder except as expressly provided in this Section. Without limiting the generality of the foregoing, an Executive's right to receive payments hereunder shall not be assignable, transferable or delegable, whether by pledge, creation of a security interest or otherwise, other than by a transfer by his or her will or by the laws of descent and distribution and, in the event of any attempted assignment or transfer contrary to this Section, the Company shall have no liability to pay any amount so attempted to be assigned, transferred or delegated.

          (d) The obligation of the Company to make payments and/or provide benefits hereunder shall represent an unsecured obligation of the Company.

          (e) The Company recognizes that each Executive will have no adequate remedy at law for breach by the Company of any of the agreements contained herein and, in the event of any such breach, the Company hereby agrees and consents that each Executive shall be entitled to a decree of specific performance, mandamus or other appropriate remedy to enforce performance of obligations of the Company under the Plan.

     16. Governing Law. All matters affecting this Plan, including the validity, interpretation, construction and performance of the Plan shall be governed by the laws of the State of Ohio, without giving effect to the principals of conflict of laws of such State.

     17. Validity. If any provisions of the Plan or the application of any provision hereof to any person or circumstance is held invalid, unenforceable or otherwise illegal, the remainder of the Plan and the application of such provision to any other person or circumstances shall not be affected, and the provision so held to be invalid, unenforceable or otherwise illegal shall be reformed to the extent (and only to the extent) necessary to make it enforceable, valid and legal.

     18. Headings. The headings in the Plan are for convenience of reference only and do not define, limit or describe the scope or intent of the Plan or any part hereof and shall not be considered in any construction hereof.

     19. Construction. The masculine gender, where appearing in the Plan, shall be deemed to include the feminine gender and the singular shall be deemed to include the plural, unless the context clearly indicates to the contrary.

     20.  Administration of the Plan.

          (a) In General: The Plan shall be administered by the Company, which shall be the named fiduciary under the Plan.


<continued>

          (b) Delegation of Duties: The Company may delegate any of its administrative duties, including, without limitation, duties with respect to the processing, review, investigation, approval and payment of Severance Pay and Gross-up Payments, to named administrator or administrators.

          (c) Regulations: The Company shall promulgate any rules and regulations it deems necessary in order to carry out the purposes of the Plan or to interpret the terms and conditions of the Plan; provided, however, that no rule, regulation or interpretation shall be contrary to the provisions of the Plan.

          (d) Claims Procedure: Subject to the provisions of Section 7, the Company shall determine the rights of any employee of the Company to any Severance Compensation or a Gross-up Payment hereunder. Any employee or former employee of the Company or an Affiliated Employer who believes that he has not received any benefit under the Plan to which he believes he is entitled, may file a claim in writing with the General Counsel of the Company. The Company shall, no later than 90 days after the receipt of a claim, either allow or deny the claim by written notice to the claimant. If a claimant does not receive written notice of the Company's decision on his claim within such 90-day period, the claim shall be deemed to have been denied in full.

A denial of a claim by the Company, wholly or partially, shall be written in a manner calculated to be understood by the claimant and shall include:

                 (i)  the specific reason or reasons for the denial;

                (ii) specific reference to pertinent Plan provisions on which the denial is based;

               (iii) a description of any additional material or information necessary for the claimant to perfect the claim and an explanation of why such material or information is necessary; and

                (iv)  an explanation of the claim review procedure.

A claimant whose claim is denied (or his duly authorized representative) may, within thirty (30) days after receipt of denial of his claim, request a review of such denial by the Company by filing with the Secretary of the Company a written request for review of his claim. If the claimant does not file a request for review with the Company within such 30-day period, the claimant shall be deemed to have acquiesced in the original decision of the Company on his claim. If a written request for review is so filed within such 30-day period, the Company shall conduct a full and fair review of such claim.
During such full review, the claimant shall be given the opportunity to review documents that are pertinent to his claim and to submit issues and comments in writing. The Company shall notify the claimant of its decision on review within sixty (60) days after receipt of a request for review. Notice of the decision on review shall be in writing. If the decision on review is not furnished to the claimant within such 60-day period, the claim shall be deemed to have been denied on review.

          (e) Requirement of Receipt: Upon receipt of any Severance Compensation or a Gross-up Payment hereunder, the Company reserves the right to require any Executive to execute a receipt evidencing the amount and payment of such Severance Compensation and/or Gross-up Payment.

     21. Amendment and Termination. The Company reserves the right, except as hereinafter provided, at any time and from time to time, to amend, modify, change or terminate the Plan and/or any Committee Action, including any Exhibit thereto; provided, however, that after the occurrence of a Change in Control any such amendment, modification, change or termination that adversely affects the rights of any Executive under the Plan may not be made without the written consent of any such Executive.

<continued>

     22. Other Plans, etc. If the terms of this Plan are inconsistent with the provisions of any other plan, program, contract or arrangement of the Company or any Affiliated Employer, to the extent such plan, program, contract or arrangement may be amended by the Company or an Affiliated Employer, the terms of the Plan will be deemed to so amend such plan, program, contract or arrangement, and the terms of the Plan will govern.

     IN WITNESS WHEREOF, Cooper Tire & Rubber Company has caused the Plan to be executed this 6th day of June, 2000.

                                    COOPER TIRE & RUBBER COMPANY

                                     By:
                                          ------------------------

                                     Its:
                                          -----------------------
















































<continued>

                                  EXHIBIT A

                      MEMBERS OF THE OPERATIONS COMMITTEE




William S. Klein


Other executives whose names are not required to be disclosed.






















































<continued>

                                   EXHIBIT B

                        MEMBERS OF THE MANAGEMENT GROUP




Executives whose names are not required to be disclosed.

























































<continued>

                         COOPER TIRE & RUBBER COMPANY
                     CHANGE IN CONTROL SEVERANCE PAY PLAN
                                  EXHIBIT C
                            Severance Compensation
                            ----------------------

      1. Severance Pay. Each Executive whose employment is terminated pursuant to Section 4(b) or who terminates his employment pursuant to Section 4(c) shall, within ten (10) business days after such termination or, if later, upon the expiration of the revocation period provided for in Exhibit E, receive Severance Pay from the Company as follows:

          (a) a single lump sum cash payment within five (5) days following the expiration of such revocation period equal to the Executive's then current Base Pay and pro rata incentive compensation accrued through his date of termination; plus

          (b) a single lump sum cash payment within five (5) days following the expiration of such revocation period equal to two (2) (for members of the Operations Committee), one (1) (for members of the Management Group) or the multiple set forth in a Committee Action (for any other Executive) times the sum of the Executive's (i) Base Pay plus (ii) target annual incentive compensation for the year prior to the Change in Control; plus

          (c) a single lump sum cash payment within five (5) days following the expiration of such revocation period equal to the actuarial equivalent of:

                (i) the excess of (1) the retirement pension (determined as a straight line annuity commencing at age sixty-five (65)) which he would have accrued under the terms of the Retirement Plans (without regard to any amendment to such Retirement Plans or other pension benefit program described herein), determined as if the Executive were fully vested thereunder and had accumulated (after the date of termination) twenty-four (24) additional months (for members of the Operations Committee), twelve (12) (for members of the Management Group) or the period specified in a Committee Action (for any other Executive) (or, if greater, the number of months remaining in the Severance Period) of service credit thereunder at his highest annual rate of compensation during any calendar year for the five (5) years immediately preceding the date of termination (but in no event shall Executive be deemed to have accumulated additional months of service credit after his sixty-fifty
(65th) birthday), over (2) the retirement pension (determined as a straight life annuity commencing at age sixty-five (65)) which Executive had then accrued pursuant to the provisions of the Retirement Plans; plus

               (ii) the retirement pension Executive has accrued under the Nonqualified Supplementary Benefit Plan. For purposes of this subsection, "actuarial equivalent" shall be determined using the 1994 Uninsured Pensioner Mortality Table (UP-94) and annual compound interest at the Corporate Bond yield average for bonds rated Aaa by Moody's reduced by fifty (50) basis points (.5 percent). The rate chosen from the aforereferenced table will be for the calendar month five months prior to the month which contains the effective date of payment and will be truncated to the lower 0.25% increment (e.g. 6.00%, 6.25%, 6.50%, etc.);

          (d) for twenty-four (24) months following his date of termination, the Company shall arrange to provide Executive with life, accident and health insurance benefits substantially similar to those to which he was entitled immediately prior to his termination. Benefits otherwise receivable by Executive pursuant to this Subsection (d) shall be reduced to the extent comparable benefits are actually received by Executive during the remainder of such period following his termination, and any such benefits actually received by Executive shall be reported to the Company.



<continued>

          (e) notwithstanding any provision in any Award Agreement between the Company and the Executive, all restricted stock units granted to the Executive which have not otherwise vested shall immediately vest and within five (5) days after the consummation of the Change in Control the Company shall pay to Executive an amount equal to the fair market value of the Common Stock represented by such restricted stock units determined as of the consummation of the Change in Control. Such cash payment shall be deemed to be in lieu of and in substitution for any right Executive may have to such restricted stock units under the terms of the Award Agreement, and Executive agrees to surrender all restricted stock units being cashed out hereunder immediately prior to receiving the cash payment described above;

          (f) notwithstanding any provision in the Incentive Compensation Plan, 1998 Option Plan or other relevant plan or program, all stock options granted to the Executive by the Company which have not otherwise vested shall be vested and within five (5) days after the consummation of the Change in Control, the Company shall pay to Executive in cash an amount equal to the aggregate of the difference between the exercise price of each stock option granted to Executive prior to the consummation of the Change in Control, and the fair market value of the Common Stock subject to the related option, determined as of the consummation of the Change in Control. Such cash payment shall be deemed to be in lieu of and in substitution for any right Executive may have to exercise such stock option or a related stock appreciation right under the terms of the relevant stock option plan describing such rights, and Executive agrees to surrender all stock options and related stock appreciation rights being cashed out hereunder prior to receiving the cash payment described above;

          (g) following the end of the period specified in Subsection (d), lifetime retiree medical and life insurance coverage for Executive and Executive's family, which shall be based on the Company's plans in effect immediately prior to the Change in Control; and

          (h) outplacement services by a firm selected by the Executive, at the expense of the Company in an amount up to 15% of the Executive's Base Pay.

      2. Non-Compete Period. The non-competition period for each Executive shall be for so long as the Executive is employed by the Company and continuing for two (2) years (for members of the Operations Committee), one
(1) year (for members of the Management Group) or the period specified in a Committee Action (for any other Executive) after the termination of such employment.























<continued>

                         COOPER TIRE & RUBBER COMPANY
                     CHANGE IN CONTROL SEVERANCE PAY PLAN

                                  EXHIBIT D
               Form of Confidentiality and Non-Compete Agreement
               -------------------------------------------------

      WHEREAS, the Executive's employment has been terminated in accordance with Section 4(b) or (c) of the Cooper Tire & Rubber Company Change in Control Severance Pay Plan (the "Plan"); and

      WHEREAS, the Executive is required to sign this Confidentiality and Non-Compete Agreement ("Agreement") in order to receive the Severance Compensation (as such term is defined in the Plan) as described in Exhibit C of the Plan and the other benefits described in the Plan.

      NOW THEREFORE, in consideration of the promises and agreements contained herein and other good and valuable consideration, the sufficiency and receipt of which are hereby acknowledged, and intending to be legally bound, the Executive agrees as follows:

      1. Effective Date of Agreement. This Agreement is effective on the date hereof and will continue in effect as provided herein.

      2. Confidentiality; Confidential Information. In consideration of the payments to be made and the benefits to be received by the Executive pursuant to the Plan:

          (a) The Executive acknowledges and agrees that in the performance of his duties as an employee of the Cooper Tire & Rubber Company (the "Company") or an Affiliated Employer, he was brought into frequent contact with, had access to, and became informed of confidential and proprietary information of the Company and the Affiliated Employers and/or information which is a trade secret of the Company and/or an Affiliated Employer (collectively, "Confidential Information"), as more fully described in Subsection (b) of this Section. The Executive acknowledges and agrees that the Confidential Information of the Company and the Affiliated Employers gained by the Executive during his association with the Company and the Affiliated Employers was developed by and/or for the Company and the Affiliated Employers through substantial expenditure of time, effort and money and constitutes valuable and unique property of the Company and the Affiliated Employers.

          (b) The Executive will keep in strict confidence, and will not, directly or indirectly, at any time, disclose, furnish, disseminate, make available, use or suffer to be used in any manner any Confidential Information of the Company or an Affiliated Employer without limitation as to when or how the Executive may have acquired such Confidential Information. The Executive specifically acknowledges that Confidential Information includes any and all information, whether reduced to writing (or in a form from which information can be obtained, translated, or derived into reasonably usable form), or maintained in the mind or memory of the Executive and whether compiled or created by the Company or an Affiliated Employer, which derives independent economic value from not being readily known to or ascertainable by proper means by others who can obtain economic value from the disclosure or use of such information, that reasonable efforts have been put forth by the Company and the Affiliated Employers to maintain the secrecy of Confidential Information, that such Confidential Information is and will remain the sole property of the Company and the Affiliated Employers, and that any retention or use by the Executive of Confidential Information after the termination of the Executive's employment with and services for the Company and the Affiliated Employers shall constitute a misappropriation of the Company's Confidential Information.


<continued>

          (c)  The Executive further agrees that he shall return, within ten
(10) days of the effective date of his termination as an employee of the Company and the Affiliated Employers, in good condition, all property of the Company and the Affiliated Employers then in his possession, including, without limitation, whether in hard copy or in any other media (i) property, documents and/or all other materials (including copies, reproductions, summaries and/or analyses) which constitute, refer or relate to Confidential Information of the Company or an Affiliated Employer, (ii) keys to property of the Company or an Affiliated Employer, (iii) files and (iv) blueprints or other drawings.

          (d) The Executive further acknowledges and agrees that his obligation of confidentiality shall survive until and unless such Confidential Information of the Company or an Affiliated Employer shall have become, through no fault of the Executive, generally known to the public or the Executive is required by law (after providing the Company with notice and opportunity to contest such requirement) to make disclosure. The Executive's obligations under this Section are in addition to, and not in limitation or preemption of, all other obligations of confidentiality which the Executive may have to the Company and the Affiliated Employers under general legal or equitable principles or statutes.

      3. Non-Compete. The Executive agrees that he will not, for a period of two (2) years (for members of the Operations Committee), one (1) year (for members of the Management Group) or the period specified in a Committee Action (for any other Executive) following his termination with the Company and the Affiliated Employers, engage in Competitive Activity.

      4. Nonsolicitation. The Executive further agrees that he will not, directly or indirectly, for a period of two (2) years following his termination with the Company and the Affiliated Employers:

          (a) induce or attempt to induce customers, business relations or accounts of the Company or any of the Affiliated Employers to relinquish their contracts or relationships with the Company or any of the Affiliated Employers; or

          (b) solicit, entice, assist or induce other employees, agents or independent contractors to leave the employ of the Company or any of the Affiliated Employers or to terminate their engagements with the Company and/or any of the Affiliated Employers or assist any competitors of the Company or any of the Affiliated Employers in securing the services of such employees, agents or independent contractors.

      5.  Definitions.   For the purposes of this Agreement, "Competitive
Activity" means the Executive's participation, without the written consent of an officer of the Company, in the management of any business enterprise if such enterprise engages in substantial and direct competition with the Company or any Affiliated Employer and such enterprise's sales of any product or service competitive with any product or service of the Company or any Affiliated Employer amounted to 5% of such enterprise's net sales for its most recently completed fiscal year and if the Company's net sales of said product or service amounted to 5% of, as applicable, the Company's or Affiliated Employer's net sales for its most recently completed fiscal year.
"Competitive Activity" will not include (i) the mere ownership of 5% or more of securities in any such enterprise and the exercise of rights appurtenant thereto or (ii) participation in the management of any such enterprise other than in connection with the competitive operations of such enterprise.

     IN WITNESS WHEREOF, the Executive has executed and delivered this Agreement on the date set forth below.

Dated:
       -------------------------------  -----------------------------
                                        [                            ]
                                        Executive
<continued>

                         COOPER TIRE & RUBBER COMPANY
                     CHANGE IN CONTROL SEVERANCE PAY PLAN

                                  EXHIBIT E
                               Form of Release

      WHEREAS, the Executive's employment has been terminated in accordance with Section 4(b) or (c) of the Cooper Tire & Rubber Company Change in Control Severance Pay Plan (the "Plan"); and

      WHEREAS, the Executive is required to sign this Release in order to receive the Severance Compensation (as such term is defined in the Plan) as described in Exhibit C of the Plan and the other benefits described in the Plan.

      NOW THEREFORE, in consideration of the promises and agreements contained herein and other good and valuable consideration, the sufficiency and receipt of which are hereby acknowledged, and intending to be legally bound, the Executive agrees as follows:

      1. This Release is effective on the date hereof and will continue in effect as provided herein.

      2. In consideration of the payments to be made and the benefits to be received by the Executive pursuant to the Plan, which the Executive acknowledges are in addition to payments and benefits which the Executive would be entitled to receive absent the Plan, the Executive, for himself and his dependents, successors, assigns, heirs, executors and administrators (and his and their legal representatives of every kind), hereby releases, dismisses, remises and forever discharges Cooper Tire & Rubber Company ("Cooper"), its predecessors, parents, subsidiaries, divisions, related or affiliated companies, officers, directors, stockholders, members, employees, heirs, successors, assigns, representatives, agents and counsel (the "Company") from any and all arbitrations, claims, including claims for attorney's fees, demands, damages, suits, proceedings, actions and/or causes of action of any kind and every description, whether known or unknown, which Executive now has or may have had for, upon, or by reason of any cause whatsoever ("claims"), against the Company, including but not limited to:

          (a) any and all claims arising out of or relating to Executive's employment by or service with the Company and his termination from the Company;

          (b) any and all claims of discrimination, including but not limited to claims of discrimination on the basis of sex, race, age, national origin, marital status, religion or handicap, including, specifically, but without limiting the generality of the foregoing, any claims under the Age Discrimination in Employment Act, as amended, Title VII of the Civil Rights Act of 1964, as amended, the Americans with Disabilities Act, Ohio Revised Code Section 4101.17 and Ohio Revised Code Chapter 4112, including Sections 4112.02 and 4112.99 thereof, and any other applicable state statutes and regulations; and

provided, however, that the foregoing shall not apply to claims to enforce rights that Executive may have as of the date hereof or in the future under any of Cooper's health, welfare, retirement, pension or incentive plans, under any indemnification agreement between the Executive and Cooper, under Cooper's indemnification by-laws, under the directors' and officers' liability coverage maintained by Cooper, under the applicable provisions of the Delaware General Corporation Law, or that Executive may have in the future under the Plan or under this Release.

          (c) any and all claims of wrongful or unjust discharge or breach of any contract or promise, express or implied.

<continued>

      3. Executive understands and acknowledges that the Company does not admit any violation of law, liability or invasion of any of his rights and that any such violation, liability or invasion is expressly denied. The consideration provided for this Release is made for the purpose of settling and extinguishing all claims and rights (and every other similar or dissimilar matter) that Executive ever had or now may have against the Company to the extent provided in this Release. Executive further agrees and acknowledges that no representations, promises or inducements have been made by the Company other than as appear in the Plan.

      4.  Executive further agrees and acknowledges that:

          (a) The release provided for herein releases claims to and including the date of this Release;

          (b) Executive has been advised by the Company to consult with legal counsel prior to executing this Release, has had an opportunity to consult with and to be advised by legal counsel of his choice, fully understands the terms of this Release, and enters into this Release freely, voluntarily and intending to be bound;

          (c) Executive has been given a period of 21 days to review and consider the terms of this Release, prior to its execution and that he may use as much of the 21 day period as he desires; and

          (d) Executive may, within 7 days after execution, revoke this Release. Revocation shall be made by delivering a written notice of revocation to the General Counsel at Cooper. For such revocation to be effective, written notice must be actually received by the General Counsel at Cooper no later than the close of business on the 7th day after Executive executes this Release. If Executive does exercise his right to revoke this Release, all of the terms and conditions of the Release shall be of no force and effect and Cooper shall not have any obligation to make payments or provide benefits to Executive as set forth in Sections 5, 7 and 12 of the Plan.

      5. Executive agrees that he will never file a lawsuit or other complaint asserting any claim that is released in this Release.

      6. Executive waives and releases any claim that he has or may have to reemployment after
                   --------------------.

      IN WITNESS WHEREOF, the Executive has executed and delivered this Release on the date set forth below.


Dated:
       -------------------------------  ------------------------------
                                        [Executive                   ]