Form 10-Q
period 2000-09-30
COOPER TIRE & RUBBER CO
filed 2000-11-14
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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


                        Yes (X)              No (   )





              Number of shares of common stock of registrant outstanding at October 31, 2000:  72,537,869

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                       COOPER TIRE & RUBBER COMPANY
                   CONDENSED CONSOLIDATED BALANCE SHEETS
           (Dollar amounts in thousands except per-share amounts)
                                                                September 30,
                                                  December 31,      2000
                                                     1999        (Unaudited)
                                                 -------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                      $   71,127     $   26,400
  Accounts receivable, less allowances
    of $9,319 in 1999 and $12,882 in 2000           545,155        686,952
  Inventories at lower of cost (last-in,
    first-out) or market:
      Finished goods                                168,290        195,919
      Work in process                                25,185         28,270
      Raw materials and supplies                     80,488         66,190
                                                  ---------      ---------
                                                    273,963        290,379
  Prepaid expenses, deferred income taxes,
    and other                                        55,183         90,840
                                                  ---------      ---------
        Total current assets                        945,428      1,094,571
Property, plant and equipment - net               1,227,069      1,313,235
Goodwill, net of accumulated amortization
  of $2,550 in 1999 and $14,492 in 2000             433,312        409,834
Intangibles and other assets                        151,836        253,418
                                                  ---------      ---------
                                                 $2,757,645     $3,071,058
LIABILITIES AND STOCKHOLDERS' EQUITY              =========      =========
Current liabilities:
  Notes payable                                  $   13,148     $  179,064
  Accounts payable                                  175,686        192,596
  Accrued liabilities                               188,038        241,647
  Income taxes                                        5,100         10,238
  Current portion of debt                            13,893         13,498
                                                  ---------      ---------
        Total current liabilities                   395,865        637,043
Long-term debt                                    1,046,463      1,045,762
Postretirement benefits other than pensions         181,267        185,522
Other long-term liabilities                          61,409         56,473
Deferred income taxes                                97,007        182,753
Stockholders' equity:
  Preferred stock, $1 par value; 5,000,000 shares
    authorized; none issued                               -              -
  Common stock, $1 par value; 300,000,000 shares
    authorized; (83,799,352 in 1999)
    83,842,269 shares issued                         83,799         83,842
  Capital in excess of par value                      3,538          3,933
  Retained earnings                               1,049,599      1,116,669
  Cumulative other comprehensive income              (6,053)       (43,918)
                                                  ---------      ---------
                                                  1,130,883      1,160,526
  Less: (7,989,600 in 1999) 11,304,400 common
          shares in treasury at cost               (155,249)      (197,021)
                                                  ---------      ---------
         Total stockholders' equity                 975,634        963,505
                                                  ---------      ---------
                                                 $2,757,645     $3,071,058
                                                  =========      =========
See accompanying notes.

                      COOPER TIRE & RUBBER COMPANY
                   CONSOLIDATED STATEMENTS OF INCOME
             THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                             (UNAUDITED)
           (Dollar amounts in thousands except per-share amounts)

                                                 1999              2000
                                               --------          --------
Net sales                                      $531,883          $843,607
Cost of products sold                           440,346           726,215
                                                -------           -------
Gross profit                                     91,537           117,392

Amortization of goodwill                              -             4,171
Selling, general and administrative              34,156            53,169
                                                -------           -------
Operating profit                                 57,381            60,052

Interest expense                                  3,710            23,589
Other - net                                        (198)           (1,915)
                                                -------           -------
Income before income taxes                       53,869            38,378

Provision for income taxes                       19,269            14,958
                                                -------           -------
Net income                                       34,600            23,420

Other comprehensive income:
  Currency translation adjustment                 2,793           (17,763)
                                                -------           -------
Comprehensive income                           $ 37,393          $  5,657
                                                =======           =======

Basic and diluted earnings per share               $.46              $.32
                                                    ===               ===

Weighted average number of
 shares outstanding (000's)                      75,895            72,599
                                                 ======            ======

Dividends per share                               $.105             $.105
                                                   ====              ====

See accompanying notes.

                      COOPER TIRE & RUBBER COMPANY
                   CONSOLIDATED STATEMENTS OF INCOME
              NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                             (UNAUDITED)
           (Dollar amounts in thousands except per-share amounts)

                                                1999               2000
                                             ----------        ----------
Net sales                                    $1,495,122        $2,652,524
Cost of products sold                         1,220,855         2,255,172
                                              ---------         ---------
Gross profit                                    274,267           397,352

Amortization of goodwill                              -            12,854
Selling, general and administrative             100,044           169,055
                                              ---------         ---------
Operating profit                                174,223           215,443

Interest expense                                 11,209            72,887
Other - net                                         (76)           (5,636)
                                              ---------         ---------
Income before income taxes                      163,090           148,192

Provision for income taxes                       59,143            57,795
                                              ---------         ---------
Net income                                      103,947            90,397

Other comprehensive income:
  Currency translation adjustment                (1,185)          (37,865)
                                              ---------         ---------
Comprehensive income                         $  102,762        $   52,532
                                              =========         =========

Basic and diluted earnings per share              $1.37             $1.22
                                                   ====              ====

Weighted average number of
 shares outstanding (000's)                      75,895            74,002
                                                 ======            ======

Dividends per share                               $.315             $.315
                                                  =====             =====

See accompanying notes.

                       COOPER TIRE & RUBBER COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                              (UNAUDITED)
                     (Dollar amounts in thousands)
                                                1999            2000
                                              --------        --------
Operating activities:
  Net income                                  $103,947        $ 90,397
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation                               79,570         127,508
     Amortization of goodwill and
       other intangibles                         1,272          14,890
     Deferred income taxes                      (1,450)          3,185
  Changes in operating assets
   and liabilities:
     Accounts receivable                       (94,008)       (118,186)
     Inventories and prepaid expenses           16,097         (33,856)
     Accounts payable and
      accrued liabilities                       20,605          20,700
     Other liabilities                          (4,574)         15,687
                                               -------         -------
       Net cash provided by
        operating activities                   121,459         120,325
Investing activities:
  Property, plant and equipment               (103,918)       (158,385)
  Acquisition of business                            -        (222,756)
  Proceeds from the sale of businesses              26         111,329
                                               -------         -------
       Net cash used in investing
        activities                            (103,892)       (269,812)
Financing activities:
  Issuance of debt                              32,720         317,105
  Payment on debt                              (29,957)       (149,225)
  Purchase of treasury shares                        -         (41,772)
  Payment of dividends                         (23,890)        (23,327)
  Issuance of common shares                        697             438
                                               -------         -------
       Net cash provided by (used in)
        financing activities                   (20,430)        103,219

Effects of exchange rate changes on cash         1,199           1,541
                                               -------         -------

Changes in cash and cash equivalents            (1,664)        (44,727)

Cash and cash equivalents at
  beginning of period                           41,966          71,127
                                               -------         -------
Cash and cash equivalents at
  end of period                               $ 40,302        $ 26,400
                                               =======         =======
Cash payments for interest                    $ 16,167        $ 60,670
                                               =======         =======
Cash payments for income taxes                $ 59,492        $ 73,515
                                               =======         =======

See accompanying notes.

                           COOPER TIRE & RUBBER COMPANY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements at September 30, 2000 and for the three-month and nine-month periods ended September 30, 1999 and 2000 are unaudited and include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and, therefore, do not contain all information and footnotes normally contained in annual financial statements; accordingly, they should be read in conjunction with the Financial Statements and notes thereto appearing in the Annual Report on Form 10-K of the Company for the year ended December 31, 1999.

2. The results of operations for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of those to be expected for the year ending December 31, 2000.

3.  Information on the Company's operating segments is as follows:

                                Three months ended        Nine months ended
                                   September 30              September 30
                                 1999         2000        1999        2000
                              ----------   ----------  ----------  ----------
     Net sales:
         Tire                 $  424,310   $  482,039  $1,144,782  $1,337,803
         Automotive              107,573      368,231     350,340   1,337,835
         Eliminations                  -       (6,663)          -     (23,114)
                                 -------      -------   ---------   ---------
         Net sales            $  531,883   $  843,607  $1,495,122  $2,652,524
                                 =======      =======   =========   =========
     Segment profit:
         Tire                 $   47,961   $   51,469  $  131,281  $  138,682
         Automotive                9,420        8,583      42,942      76,761
                                 -------      -------   ---------   ---------
                                  57,381       60,052     174,223     215,443
         Interest expense          3,710       23,589      11,209      72,887
         Other - net                (198)      (1,915)        (76)     (5,636)
                                 -------      -------   ---------   ---------
         Income before income
           taxes              $   53,869   $   38,378  $  163,090  $  148,192
                                 =======      =======   =========   =========

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

<continued>

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

5. On April 28, 2000, the Company sold the Winnsboro, South Carolina automotive plastic trim production facility. On June 30, 2000 the Company completed the sale of its Holm Industries, Inc. ("Holm") subsidiary. Holm was the largest business unit of the Plastics Division within the Automotive segment. The proceeds from the sales of these businesses totaled approximately $110 million and were primarily used to reduce commercial paper borrowings.

The Company is continuing its efforts to sell the remaining extruded plastic trim operations of the Plastics Division. Net assets of $15.0 million related to these operations have been reclassified to Prepaid expenses, deferred income taxes and other on the September 30, 2000 consolidated balance sheet. Results of the remaining operations are immaterial to the consolidated financial position and results of operations.

6. The Company completed its acquisition of Siebe Automotive ("Siebe"), the automotive fluid handling division of Invensys plc, on January 28, 2000 for consideration of $244.5 million plus transaction costs, less a $28 million post-closing purchase price adjustment. The Company financed the acquisition by issuing commercial paper.

    Siebe manufactures automotive fluid handling systems, components, modules and sub-systems for sale to the world's automotive original equipment manufacturers and large Tier 1 suppliers. The purchase included the operating assets of Siebe Automotive, with 16 operating locations extending across North and South America, Europe and Australia.

    The Company's consolidated financial results and financial position subsequent to the date of the acquisition reflect Siebe operations. The purchase price has been preliminarily allocated to assets and liabilities acquired. The acquisition does not meet the SEC thresholds for a significant acquisition and therefore no pro forma financial information is presented.

7. As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the Company has an accrual recorded for employee separation and other exit costs relating to a plan for the reorganization and closing of certain manufacturing facilities in Europe. As of September 30, 2000, the plan is substantially complete. The plan estimated a workforce reduction of approximately 460 people, of whom 39 still remain at September 30, 2000.

    In May 2000, the Company announced the closure of its automotive sealing plant in Kittaning, PA. An accrual of $3.2 million for employee separation and related exit costs was recorded. The closure of this facility was under consideration at the time of the purchase of The Standard Products Company. Therefore, the charge resulted in an increase to the goodwill recorded in conjunction with the purchase. The closure will remove 160 people from the workforce. As of September 30, 2000, 155 people had been removed from the workforce and the closure was substantially complete.


<continued>

    The following summarizes the restructuring charges and activity in the accrual accounts since December 31, 1999:

                                      Employee     Other
                               Separation    Exit   Operating
                                 Costs       Costs    Costs     Total
                             -------------  ------- ---------  --------

Accrual at 12/31/99           $ 14,100      $ 2,800  $     -   $ 16,900
Purchase accounting provision    1,900        1,300        -      3,200
Third quarter charge               800          200        -      1,000
Expensed as incurred             1,400            -    7,500      8,900
Cash payments                  (14,600)      (1,200)  (7,500)   (23,300)
                               -------       ------   ------    -------
Accrual at 9/30/00            $  3,600      $ 3,100  $     -   $  6,700
                               =======       ======   ======    =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated net sales for the three-month and nine-month periods ended September 30, 2000 reached new records. Net sales increased 59 percent for the quarter and were 77 percent higher for the nine months when compared to corresponding 1999 periods. The acquisitions of The Standard Products Company ("Standard") and Siebe Automotive ("Siebe") added $294 million in sales for the quarter and $1.1 billion for the nine months.

Selling, general and administrative expenses were 6.3 percent of net sales for the quarter, compared to 6.4 percent one year ago. For the nine-month period, these costs were 6.4 percent in 2000 compared to 6.7 percent in 1999.

Interest expense was $24 million in the third quarter of 2000, compared to $4 million in the same period of 1999. For the nine-month period, interest was $73 million, $62 million higher than the $11 million in 1999. This reflects the higher debt levels incurred to finance the acquisitions of Standard and Siebe.

Other income at $1.9 million for the quarter improved from $198,000 in 1999, and for the nine-month period at $5.6 million improved from $76,000 in 1999, due primarily to income from unconsolidated subsidiaries.

The effective income tax rate of 39.0 percent in both the third quarter and nine months of 2000 is higher than the rates in 1999. The increases in the rates reflect the impact of nondeductible goodwill attributable to the acquisitions of Standard and Siebe.

Net income was $23 million for the third quarter of 2000, 32 percent lower than the $35 million generated for the same period in 1999. For the first nine months net income was $90 million, a 13 percent decrease from the corresponding 1999 period.

On October 19, 2000 the Company announced a comprehensive restructuring plan to improve efficiencies and reduce costs throughout its worldwide operations. A portion of the restructuring plan relates to the integration of Oliver Rubber Company ("Oliver"), which was acquired as part of the Company's acquisition of Standard, into the Tire segment and the closure of certain of Oliver's production facilities. The full integration of Oliver into the Tire segment, which involves the closing of Oliver's corporate headquarters in Athens, Georgia, and the elimination of functions that are duplicative of those already performed by the Tire segment, are expected to result in cost savings which will positively impact the performance of the entire segment.

The major portion of the restructuring plan relates to the Automotive segment. The acquisitions of Standard and Siebe, together with the Company's existing automotive business, have left the Company with too many production facilities
<continued>
and duplication of administrative functions. The restructuring plan will reduce the segment's overhead as a percentage of sales through the closure of several small, inefficient plants and the creation of administrative structures that are designed to eliminate duplication. The restructuring involves the Sealing and Fluid Systems businesses of the segment and includes operations in North America, South America and Europe. In Europe, the facilities to be affected and the specific actions to be taken will be determined in consultation with local works councils and employee representatives, where appropriate. The restructuring will commence immediately with completion targeted by the end of 2001. When completed the cost structure of the Automotive segment will be significantly improved.

The overall restructuring plan will affect up to 18 of the Company's facilities around the world, and result in the reduction of approximately 1,100 employees. A restructuring charge of approximately $35 million to $40 million will be taken, primarily in the fourth quarter of 2000. Related non-recurring expenses of $15 million to $18 million will be charged to operations as incurred. When the restructuring is complete, it is expected to result in annual cost savings of approximately $30 million, and will generate pretax proceeds of approximately $25 million from the sale of related facilities and assets.

During the two-week period ended November 10, 2000, the Company was served with seven class action lawsuits filed against it in seven separate state courts, alleging that the Company violated state consumer protection statutes. The lawsuits, all of which are substantially similar, allege that the Company violated state law by incorporating into its process of manufacturing steel-belted radial tires a procedure that plaintiffs allege rendered the tires unsafe, and by not disclosing such procedure to purchasers of the tires. The plaintiffs in these cases are seeking damages which include statutory, compensatory, and punitive damages, as well as attorneys' fees and costs, on behalf of all persons who purchased steel-belted radial tires manufactured by the Company from 1985 to the present, and still retain those tires. In one case, a recall of all such tires and other injunctive relief is sought. The Company is presently evaluating its defenses to these claims, and is unable at this time to make a meaningful assessment of the impact, if any, of this litigation on the Company. The Company believes that substantial defenses to the allegations contained in the lawsuits exist, and it intends to vigorously contest the claims made in these lawsuits.

Business Segments

Tire Segment

Sales

Sales for the Tire segment, at $482 million for the third quarter, increased $58 million, or 14 percent, from 1999. Sales for the nine-month period of 2000 were $1.3 billion, up $193 million or 17 percent over the prior year period. Sales of Oliver were $40 million for the third quarter and $123 million for the first nine months of 2000.

Tire unit sales for the third quarter were unchanged from the same period in 1999. The third quarter period began with the continuation of the industry conditions first experienced in the second quarter of this year. Soft demand at the retail level and generally high levels of inventory in the replacement tire industry were resulting in intense competition. During the quarter, however, strong demand for certain of the Company's premium passenger tires and the recall of certain Firestone tires announced in August contributed to increases in sales. These increases were offset by the continued effects of high levels of low-priced tire imports and a decreased focus at one of the segment's largest customers on the marketing of the private brand tires manufactured by the Company.

(continued)

For the nine-month period, unit sales were up more than 3 percent from the 1999 period. Strong demand for the Company's proprietary and certain private brand products during the nine months of this year was partially offset by the adverse impacts of low-priced tire imports and a customer's shift away from the marketing of private brand tires manufactured by the Company.

During the third quarter, Oliver's largest customer announced its intention to terminate its agreement with the Company. The loss of sales from this customer will have an adverse impact on Oliver's operating profit in 2001. Oliver is aggressively seeking to replace this business and intends to mitigate the impact of its loss through the obtaining of new business and the restructuring of its operations.

Operating Profit

Operating profit increased 7 percent from $48 million in the third quarter of 1999 to $51 million in 2000. For the nine-month period operating profit at $139 million was up 6 percent from one year ago. Operating margin was 10.7 percent for the third quarter of 2000, a decrease from 11.3 percent in 1999. For the nine months of 2000, operating margin was 10.4 percent, a decline from
11.5 percent in the same period of 1999.

Higher raw material costs, due primarily to increases in the price of petroleum, were the principal reason for the decline in margin during the quarter and nine-month periods. Improvements in product mix partially offset this impact. Operating profit for the quarter and nine-month periods benefited from the settlement of a real estate tax dispute, allowing the reversal of a $3.3 million reserve accrued in prior years, but was partially offset by charges of $1.5 million for restructuring and integration initiatives within Oliver.

In October the Company announced price increases for its North American tire products effective at the end of December 2000. The tire industry continues to experience intense competitive pricing in the replacement tire market, generally resulting from overcapacity, high inventory levels and imports of low-priced tires. However, inventory levels in the domestic replacement tire industry were reduced in recent months due, in part, to the increased demand created by the recall of Firestone's products. The Company, therefore, is cautiously optimistic that it will realize the price increases necessary to offset escalating raw material costs.

Automotive Segment

Sales

Sales for the Automotive segment more than tripled, from $108 million in the third quarter of 1999 to $368 million in 2000. For the nine-month period, sales increased from $350 million in 1999 to $1.3 billion in 2000. Third quarter and nine-month sales from the automotive businesses of Standard and Siebe totaled $261 million and $976 million, respectively. While North American light vehicle production decreased slightly during the third quarter, it increased 3.7 percent in the first nine months of 2000 compared to the corresponding period in 1999. These trends in light vehicle production were the primary reasons for lower than expected sales in the third quarter and for strong sales during the nine month period.

Operating Profit

Operating profit decreased nearly 9 percent from the $9.4 million in the third quarter of 1999 to $8.6 million for the same period in 2000. For the nine-month period, operating profit increased from $43 million in 1999 to $77 million in 2000, a 79 percent increase. Operating margin was 2.3 percent in the third quarter, decreasing from 8.8 percent in the prior year quarter and
8.5 percent in the second quarter. For the year to date, operating margin declined from 12.3 percent in 1999 to 5.7 percent in 2000.
(continued)

Reduced third quarter production levels, resulting from scheduled vacation shutdowns at automotive manufacturers' facilities in North America and Europe and decreases in automobile production in North America, contributed to lower operating profit. Historically, the vacation shutdown period has made the July through September period the weakest for the Company's automotive businesses. Results were also adversely impacted by poor performance at two of the Company's operations in Mexico where costs associated with new product launches and the expansion of operations resulted in a loss for the quarter. Operating losses were also incurred in the Company's European sealing business during the quarter. The adverse impacts of vacation shutdowns, depressed demand for light vehicles at the retail level in the United Kingdom (due in significant part to economic disruptions), price concessions demanded by automotive customers in the United Kingdom, and ongoing costs related to closure of a French manufacturing facility resulted in unacceptable financial results. In consultation with local works councils and employee representatives, where appropriate, the Company intends to restructure its operations in Europe in order to create a substantially leaner organization. The Company believes this initiative will greatly improve the efficiencies of its operations and, as a result, its profitability.

Operating profit in the first quarter of 2000 was adversely affected by production difficulties experienced at Standard's automotive plastic trim facility in Winnsboro, SC. That facility was sold on April 28, 2000. Operating profit was also adversely affected in the first nine months of 2000 by ongoing costs associated with the Company's efforts to close one of its manufacturing facilities in France. The Company substantially completed the closure of this facility at the end of March.

Liquidity and Capital Resources

Working capital at $458 million is down from December 31, 1999 and up from September 30, 1999. The current ratio of 1.7 is down from 2.4 at December 31, 1999 and 3.0 at September 30, 1999. Debt, as a percent of total capitalization, is 56.2 percent compared to 18.6 percent one year ago. These changes reflect the increases in both short-term and long-term debt levels related to the acquisitions of Standard and Siebe.

Net cash provided by operating activities of $121 million during the first nine months of 2000 is unchanged from the nine-month period one year ago. Net income, adjusted for non-cash charges, increased $53 million, while changes in operating assets and liabilities used $53 million more cash than in 2000.

Net cash used in investing activities during the first nine months reflects the acquisition of Siebe for $223 million. In May 2000, the Company received $28 million as a post-closing purchase price adjustment. Pretax proceeds from the sale of the Holm and Winnsboro businesses provided approximately $110 million. Capital expenditures for the nine months were $158.4 million compared to $103.9 million for the same period in 1999.

Financing activities for the nine-month period provided cash of $103 million. Commercial paper of $317 million was issued during the first nine months of 2000 to fund the acquisition of Siebe and seasonal working capital requirements. Cash from the sale of the businesses and the Siebe purchase price adjustment was used to pay down commercial paper during the second quarter. During the nine months ended September 30, 2000, the Company purchased 3,314,800 of its common shares at a cost of $41.8 million. These repurchases were made under a program approved in May 1997 and under an additional program to repurchase up to 10,000,000 common shares which was authorized by the Company's Board of Directors in May 2000. The Company paid dividends of $23.3 million during the first nine months.

The Company expects that, given current business projections, adequate liquidity will be provided by cash flows from operations and its credit facilities to fund debt service obligations, capital expenditures, dividends on its common shares and working capital requirements.
(continued)

Forward-Looking Statements

This report contains "forward-looking statements," as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding expectations for future financial performance, which involve uncertainty and risk. It is possible that the Company's future financial performance may differ from expectations due to a variety of factors including, but not limited to: changes in economic and business conditions in the world, increased competitive activity, the failure to achieve expected sales levels, consolidation among the Company's competitors and customers, technology advancements, unexpected costs and charges, fluctuations in raw material and energy prices and in particular changes in the price of crude oil, changes in interest and foreign exchange rates, regulatory and other approvals, the cyclical nature of the automotive industry, loss of a major customer or program, risks associated with integrating the operations of Standard and Siebe, and the failure to achieve synergies or savings anticipated in both acquisitions, risks associated with the restructuring plan and the failure to achieve the savings anticipated from the restructuring, litigation brought against the Company, including the litigation described under "Legal Proceedings" herein, and other unanticipated events and conditions.

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


Part II.  OTHER INFORMATION

Item 1.     Legal Proceedings

     During the two-week period ended November 10, 2000, the Company was served with seven class action lawsuits in which it was named the defendant brought in seven separate state courts. The cases were brought in the state courts of New Jersey, Arizona, Oklahoma, North Dakota, North Carolina, Texas and Ohio.

     All of the cases, which are brought on behalf of all persons in those states (except that the case brought in New Jersey purports to cover persons in all states) who purchased steel-belted radial tires manufactured by the Company from 1985 to the present, and still retain those tires, allege that the Company violated the states' consumer protection statutes, by incorporating into its process of manufacturing steel-belted radial tires a procedure that plaintiffs allege rendered the tires unsafe, and by not disclosing such procedure to purchasers. The plaintiffs are seeking, generally, monetary damages in an amount necessary to obtain non-defective tires, plus statutory, compensatory, and punitive damages, and costs and attorneys' fees. In addition, plaintiffs in North Carolina include a claim seeking the recall of all such tires and other injunctive relief.

Item 6(a).  Exhibits.

     (10)      Cooper Tire & Rubber Company Executive Financial Planning
               Assistance

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



                                             COOPER TIRE & RUBBER COMPANY




                                             /S/ P. G. Weaver
                                             ---------------------
                                             P. G. Weaver
                                             Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)




                                             /S/ E. B. White
                                             -----------------
                                             E. B. White
                                             Corporate Controller
                                             (Principal Accounting Officer)



November 14, 2000
-----------------
     (Date)

                               INDEX TO EXHIBITS
                                  DESCRIPTION

Part II. Item 6(a).

  (10)      Cooper Tire & Rubber Company Executive Financial Planning
            Assistance

  (27)      Financial Data Schedule

                                                               Part II
                                                               Exhibit (10)

                         Cooper Tire & Rubber Company
                   Executive Financial Planning Assistance

Given the travel demands and competitive conditions facing today's global executives, substantially all of their available time should be devoted to creation of shareholder value. Nevertheless, personal financial concerns weigh heavily on the executives' minds and may lessen the focus on pressing business issues. As companies recognize these concerns, more are offering personal financial planning assistance to top executives. The Compensation Committee of the Board of Directors has approved this plan to provide such assistance for members of the Management Executive Committee (Messrs. Dattilo, Fahl, McElya, Millhof and Weaver) and for the Operations Committee members (twelve persons as of June 30, 2000).

Such assistance is in the form of an annual monetary allowance to enable the executive to select service providers of their choice. The services include:

For the Executive Committee:
    Personal financial and estate planning
    Tax compliance and related discussions/planning
    Investment advisory services

For the Operations Committee:
    Tax compliance and related discussions/planning

Based on data obtained from National City Bank's Sterling Division and Ernst & Young's Financial and Tax Consulting Group, the annual allowance is as follows:

    Executive Committee - year one   $25,000
                          thereafter $20,000

    Operations Committee - annually  $ 3,000

The billings for qualified services would be paid directly or reimbursed to the executive.