Form 10-K
period 2000-12-31
COOPER TIRE & RUBBER CO
filed 2001-03-22
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal Year ended December 31, 2000

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________to________

Commission File Number 1-4329

COOPER TIRE & RUBBER COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	34-4297750 (I.R.S. employer identification no.)

Lima and Western Avenues, Findlay, Ohio (Address of principal executive offices)	45840 (Zip Code)

Registrant’s telephone number, including area code: (419) 423-1321

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class) Common Stock, $1 par per share	(Name of each exchange on which registered) New York Stock Exchange

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

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[  ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the closing price on the Composite Tape for securities listed on the New York Stock Exchange as of March 5, 2001).

$989,806,208

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

(Class) Common Stock, $1 par per share	(Outstanding at March 5, 2001) 72,543,627

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

Proxy statement dated March 20, 2001 — Part III

EXHIBIT INDEX appears on pages 21 through 22

PART I

Item 1. BUSINESS

Cooper Tire & Rubber Company (“Cooper” or the “Company”) was incorporated in the State of Delaware in 1930. The Company’s business is developing, manufacturing and marketing products for the transportation industry. The Company’s products are primarily rubber-based.

On January 28, 2000, the Company acquired Siebe Automotive (“Siebe”), the automotive fluid handling division of Invensys plc. Siebe manufactures automotive fluid handling systems, components, modules and sub-systems for sale to the world’s automotive original equipment manufacturers and large Tier 1 suppliers. The purchase included the operating assets of Siebe, with 16 operating locations extending across North and South America, Europe and Asia. This acquisition followed the acquisition of The Standard Products Company, which was completed on October 27, 1999. These acquisitions nearly doubled the size of the Company and quadrupled the Company’s automotive parts business.

On February 8, 2000, the Company announced its intent to explore strategic options for its plastics division, which consisted of the automotive exterior plastic trim and Holm Industries businesses, acquired in the Standard transaction. On April 28, 2000, the Company sold the Winnsboro, South Carolina automotive plastic trim production facility. On June 30, 2000, the Company completed the sale of Holm Industries, Inc. Holm is the largest supplier of seals for home and commercial refrigerators in North America. Net sales and operating losses derived from these sold businesses were $26.1 million and $659,000, respectively, for the October 27 through December 31, 1999 period and $90.7 million and $332,000, respectively, for the period in 2000 during which those businesses were owned by the Company. The Company is continuing its efforts to sell the remaining extruded plastic trim operations of the plastics division.

Additional information on the acquisitions and divestitures appears in the Acquisition note and the Divestitures and Net Assets Held for Sale note to the Financial Statements on pages 30 through 32 and in Exhibit (13) of this Annual Report on Form 10-K.

Restructuring

During the fourth quarter of 2000, the Company announced a comprehensive restructuring plan to significantly improve efficiencies and reduce costs throughout its worldwide operations. Additional information on these initiatives appears in the Restructuring note to the Financial Statements on page 32.

Business Segments

The Company has two reportable segments – Tire and Automotive. The Company’s reportable segments are each managed separately because they offer different products requiring different marketing and distribution strategies. Additional information on the Company’s operating segments, their products, markets and presence in particular geographic areas, appears in the Business Segments note to the Financial Statements on pages 40 and 41 and in Exhibit (13) of this Annual Report on Form 10-K. What follows is a detailed description of the business of each segment.

Tire Operations

The Tire segment produces automobile, truck and motorcycle tires and inner tubes primarily for sale in the replacement market to independent dealers (who sell approximately 72% of the replacement tires sold in the United States), wholesale distributors and large retail chains in the United States. A small percentage of its products are exported throughout the world. The segment does not sell directly to end users, and does not manufacture tires for sale to the automobile original equipment manufacturers (“OEMs”). The Cooper-Avon subsidiary in the United Kingdom manufactures the same products for sale to dealers in the United Kingdom and continental Europe. The segment also supplies equipment and materials to truck tire retread dealers, primarily in North America. The Company has a strategic alliance with Pirelli Tyres of Milan, Italy (“Pirelli”), which involves contractual arrangements but no joint equity holding. The goal of the alliance is to combine the best resources of both companies to improve their competitiveness in the North and South American replacement tire markets. It enables the segment to complete its multi-brand tire strategy by having tier one and upper tier one tires to offer to its independent dealers. This arrangement provides revenue to Cooper primarily through commissions on sales of Pirelli tires by Cooper dealers.

The Tire segment operates in a highly competitive industry, which includes a number of competitors larger than the Company. The Company’s sales of automobile and truck tires in 2000 represented approximately 15 percent of all domestic replacement tire sales. On the basis of North American tire manufacturing capacity, the Company believes it ranks fourth in size, behind Goodyear, Michelin and Bridgestone/Firestone, among sixteen generally recognized producers of new tires. Those three companies are all substantially larger than the Company. All three compete with the segment in all distribution channels of the replacement tire market and serve the automotive OEMs as well. According to a recognized trade source, the Company ranked eighth in worldwide tire sales based on 1999 estimated sales volumes. At the lower end of the market, the segment faces additional competition from low-cost tire producers located in Asia and South America. The tread rubber industry has more than ten suppliers, one of which is believed to have a market share in excess of 50 percent. These competitors include the retreading businesses of other major tire manufacturers. Management believes it is currently one of the largest suppliers of moldcure and precure rubber in North America.

Sales of the segment’s tire products are affected by factors which include price, quality, availability, technology, warranty, credit terms and overall customer service. The segment has built close working relationships through the years with its independent dealers and believes those relationships have enabled it to obtain a competitive advantage in the replacement market. Competition in the retreading industry is based upon the price and quality of the products and services supplied.

Both the replacement tire and retreading businesses of the segment have broad customer bases, comprised primarily of independent tire dealer, large regional tire dealers, wholesale distributors and retail chains. Sales to the segment’s largest customers do not individually account for ten percent or more of the consolidated net sales of the segment. Overall, a balanced mix of customers and the offering of both proprietary brand and private label tires helps to protect the segment from the adverse effects that could result from the loss of a major customer.

Automotive Operations

The Automotive segment produces body sealing systems, active and passive vibration control systems (“NVH”), and fluid handling systems primarily for the global automotive original equipment manufacturing and replacement markets. Additional information on the segment’s products can be found in Exhibit 13 on page 69.

Body sealing systems products supplied to the automotive manufacturing industry include flocked rubber and steel weatherstrip assemblies to seal vehicle windows; flocked rubber window channel assemblies and rubber window gaskets; and vehicle body and door dynamic sealing systems. These products form the sealing system of automotive vehicles, preventing water leakage and inhibiting wind noise from entering the vehicle. Attractiveness of design is an important feature of the sealing system. An increasing number of the segment’s parts are sold to automotive OEMs as complete sealing systems. This is a departure from former practices, in which more suppliers furnished individual parts, and not complete systems.

NVH control systems are designed to assist with the minimization of vibration, noise and harshness experienced in the engine compartment such as molded rubber engine mounts and body cushions, and suspension components. Fluid systems transport fluids and vapors throughout a vehicle and include the modules and subsystems for heating and cooling, brake and fuel lines, emissions and power steering.

A substantial portion of the plastics division’s assets have been sold. The remaining operations produce extruded plastic exterior products which serve as protective barriers preventing damage to the vehicle’s sheet metal and can be an integral part of the vehicle’s overall styling and appearance. The assets of the plastics division are held for sale and are included with prepaid expenses, deferred income taxes and other on the December 31, 2000 balance sheet at their estimated fair market value.

Since most of the segment’s automotive products are sold as original equipment directly to the OEMs for installation on new vehicles, or in a lesser number of cases, to Tier 1 suppliers who do the same, sales of such products are directly affected by the annual car production of OEMs. The segment does not have a backlog of orders at any point in time. Instead, original equipment sales are generally based upon purchase orders issued periodically by automobile manufacturers for each part which the segment produces. The purchase orders are for all or a percentage of the customers’ estimated requirements and are binding, subject to car production levels. As time evolves, customers issue releases under those purchase orders, specifying quantities of the parts which the assembly plants require. The segment’s sales and product development personnel work directly with the engineering and styling departments of the OEMs in the engineering and development of its various products. The segment maintains sales offices in strategic locations to provide support and service to its OEM customers.

The segment sales of its automotive products, though generally linked to light vehicle production, are also more closely linked to sales of the particular vehicle models for which the segment provides content. As a result, obtaining business on popular, high-volume vehicles can be important to the success of a supplier’s business. The segment supplies products to virtually every OEM in the world. However, over two-thirds of its sales are to Ford, the Chrysler unit of DaimlerChrysler and General Motors. Revenues derived from Ford and the Chrysler unit of DaimlerChrysler approximated $487 million and $367 million, or 29 percent and 22 percent, respectively, of the segment’s net sales in 2000. The loss of either of these customers would likely have a material adverse effect on the financial results of the Company. Through its joint venture with Nishikawa Rubber Company of Japan, the Company also has business with major Japanese automobile producers.

Significant consolidation among the OEMs in recent years has affected the segment. The trend toward consolidation has resulted in the creation of very large global customers which are increasingly requiring their customers to supply them on a global basis. Management believes its acquisitions have given the Company the size and geographic breadth to meet those customer demands. As the industry continues to consolidate, the segment may become even more dependent on each of its customers. As the Company expands its global position, however, it spreads the risk over additional regions and the automobile manufacturers in those regions.

Each product line in the Automotive segment operates in a highly competitive environment. The product lines compete with numerous major competitors in North America, Europe and South America. There are at least three major and several lesser competitors in each of the product lines and markets served by the segment. Some of these competitors compete in only one product line or in one geographic region while others may compete in more than one product line or geographic region. The Company believes that it is one of the three largest global producers of sealing systems and most of its fluid system products and is a significant competitor in the NVH business in North America which is highly fragmented and in which no one producer has a significant market share advantage over any other producer. The global consolidation that has taken place in the automotive supply industry has created larger and stronger competitors than previously existed. However, the acquisitions made by the Company have strengthened the segment’s ability to compete in such an environment. Maintaining a strong competitive position is critical at a time when the Company’s automotive customers are reducing their supply bases to exclude suppliers who cannot meet their increasingly rigorous requirements.

Although each automotive customer may emphasize a different component as its primary criteria, the automotive supply industry has historically competed in three areas in providing customer service: quality, cost and time. Time in this sense relates to on-time delivery, time to bring new products to market and manufacturing cycle time. The segment also believes engineering and design capabilities now play a greater role in the competitive process. Management believes the segment’s commitment to continued investment in its engineering and design capability is crucial to achieving future business. The segment’s ability to successfully apply continuous improvement methodologies to its engineering, design and manufacturing processes has enabled it in past years to achieve cost savings commitments made to its customers. Management also believes the ability to supply its customers globally is an increasingly important competitive criterion and that its acquisitions of Standard and Siebe have greatly enhanced its ability to meet its customers’ global requirements.

Raw Materials

The primary raw materials used by the Company include synthetic and natural rubbers and rubber chemicals, polyester and nylon fabrics, steel tire cord, wire carriers and metals, carbon black and adhesives, which the Company acquires from multiple sources both within and outside the United States to provide greater assurance of continuing supplies for its manufacturing operations. Because of the similarity of raw materials used in the processes of both the Tire and Automotive segments, the Company’s purchasing efforts for the two segments are substantially centralized, which has resulted in efficiencies and reduced administrative costs.

The Company did not experience any significant raw material shortages in 2000, nor have any shortages been experienced in the opening months of 2001. The Company has not experienced serious fuel shortages and none are foreseen in the near future. In 2000, the Company experienced upward price pressure for natural gas and for raw materials derived from petroleum such as carbon black, synthetic rubber and processing oils. A rise in gasoline costs during 2000, also related to petroleum, resulted in increases in transportation costs.

The Company has a purchasing office in Singapore to acquire natural rubber and various raw materials directly from producers in the Far East. This purchasing operation enables the Company to work directly with producers to improve the consistency of quality and to reduce the costs of materials, delivery and transactions. In addition, control over packaging methods enhances the Company’s goal of using recyclable materials in the packaging of these raw materials.

The Company’s contractual relationships with its raw material suppliers are generally based on purchase order arrangements. Certain materials are purchased pursuant to supply contracts which incorporate normal purchase order terms and establish minimum purchase amounts.

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

Research, Development and Product Improvement

The Company generally directs its research activities toward product development, improvements in quality, and operating efficiency. A significant portion of basic research for the rubber industry is performed by raw material suppliers. The Company participates in such research with its suppliers. The Automotive segment’s engineering and marketing personnel work closely with their customers to assist in the design and development of products to meet their changing requirements. Product development and design are important to the success of the Automotive segment and are one way in which the Company believes it differentiates itself from its competitors. Additionally, the Company forms strategic alliances with research firms and high-tech manufacturers to collaborate on new product development.

The Company considers itself a leader in the application of computer technology to the development of new tire and automotive products. The Company has a product and technology agreement with the MSC. Software Corporation to further develop its advanced tire design and modeling system. The use of computer-aided design and sophisticated modeling programs reduce the Company’s product development costs and the time necessary to bring new products to market. The ability to offer complete component design services and full vehicle analysis to automotive customers increases the Company’s value as a partner in product design and development.

The Company continues to actively develop new passenger and truck tires. The Company conducts extensive testing of current tire lines, as well as new concepts in tire design, construction and materials. During 2000, approximately 64 million miles of tests were performed on indoor test wheels and in monitored road tests. Uniformity equipment is used to physically monitor radial passenger, light truck and medium truck tires for high standards of ride quality. The Company continues to design and develop specialized equipment to fit the precise needs of its manufacturing and quality control requirements.

Construction of a new tire and vehicle test track in southern Texas was completed during 1999. Located on a 900-acre site near San Antonio, the Tire & Vehicle Test Center contains a one-mile road course, a two-mile ride evaluation course and a 14-acre vehicle dynamics area for wet testing. The new track provides additional flexibility and capability for the development of new products and enhances the Company’s speed-to-market.

Research and development expenditures amounted to approximately $29.2 million in 1998, $39.9 million in 1999, and $99.5 million in 2000.

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

The Company owns and uses trademarks worldwide. While the Company believes such trademarks as a group are of importance, the only trademarks the Company considers material to its business are those using the words “Cooper”, “Cooper-Standard”, “Mastercraft” and “Avon”. The Company believes all of its significant trademarks are valid and will have unlimited duration as long as they are adequately protected and appropriately used.

The Company has license and technology sharing agreements with Nishikawa Rubber Company, Ltd. for sales, marketing and engineering services on certain products sold by the Company. Under those agreements, the Company pays for services provided by Nishikawa and a royalty to Nishikawa on certain products for which Nishikawa provides design or development services.

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

The Company’s manufacturing facilities, in common with those of the industry generally, are subject to numerous laws and regulations designed to protect the environment. In general, the Company has not experienced difficulty in complying with these requirements and believes they have not had a material adverse effect on its financial condition or the results of its operations. The Company expects additional requirements with respect to environmental matters will be imposed in the future. The Company’s 2000 expense and capital expenditures for environmental matters at its facilities were not material, nor is it expected that expenditures in 2001 for such uses will be material.

Employee Relations

As of December 31, 2000, the Company employed 21,185 persons worldwide of whom 8,130 were salaried employees. Approximately 24 percent of the Company’s employees were represented by labor unions as of December 31, 2000. The Company considers its labor relations to be favorable.

Foreign Operations

Prior to the acquisitions of Standard and Siebe, the Company’s foreign operations consisted of Cooper-Avon Tyres Limited, based in Melksham, England and a plant in Piedras Negras, Mexico. Cooper-Avon, which was acquired in 1997, manufactures and sells tires primarily for the replacement tire industry in the United Kingdom. A small percentage of its production is exported, primarily to Western Europe. The Company’s plant in Piedras Negras was acquired in 1986 and manufactures NVH control systems and sealing components for automobile assembly plants throughout North America.

The acquisitions of Standard and Siebe have added significant additional foreign operations to the Company. Standard produces vibration control components at a facility in Mitchell, Ontario, Canada, and has body sealing plants in Canada, Mexico, Brazil, the United Kingdom, France and Poland. Standard also has a minority equity interest in a firm in Korea and licensing and other contractual arrangements with Nishikawa Rubber Co. Ltd. of Japan.

Siebe also has an extensive foreign presence. Three quarters of its sales come from operations outside the United States. Almost one third of those foreign sales are made from Mexico. The remainder derive primarily from operations in Germany, United Kingdom, Australia, Spain, the Czech Republic, Canada and Brazil.

The experience of the Company has been that its foreign operations in Canada and Western Europe do not present materially different risks or problems from those encountered in its United States markets, although the cost and complexity of rationalizing automotive operations in certain European countries is far greater than would be the case in the United States. This is due primarily to labor laws in those countries that make reducing employment levels far more time-consuming and expensive than in the United States.

The Company expects the risks of conducting business in less developed markets, including Brazil, Mexico, Poland and the Czech Republic, will be greater than in the United States, Canadian and Western European markets. The Company must deal with several different issues, including but not limited to, more stringent governmental regulation, currency volatility, potential high interest and inflation rates, political instability and the general economic instability associated with emerging markets.

Additional information on the Company’s foreign operations can be found in the Business Segments note to the Financial Statements on pages 40 and 41.

Forward Looking Information

Part I, Item 1. Business contains statements that may be characterized as “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding expectations for future financial performance, which involve uncertainty and risk. It is possible that the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to: changes in economic and business conditions in the world, increased competitive activity, the failure to achieve expected sales levels, consolidation among the Company’s competitors and customers, technology advancements, unexpected costs and charges, fluctuations in raw material and energy prices and in particular changes in the price of crude oil, changes in interest and foreign exchange rates, regulatory and other approvals, the cyclical nature of the automotive industry, loss of a major customer or program, risks associated with integrating the operations of Standard and Siebe, and the failure to achieve synergies or savings anticipated in both acquisitions, risks associated with the restructuring plan and the failure to achieve the savings anticipated from the restructuring, litigation brought against the Company, including the litigation described in Item 3. Legal Proceedings herein and in Item 7. Management Discussion and Analysis herein, and other unanticipated events and conditions.

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

Further information covering issues that could materially affect financial performance is contained in the Company’s periodic filings with the SEC.

Item 2. PROPERTIES

The Company owns its headquarters facility which is adjacent to its Findlay, Ohio tire manufacturing facility.

The Company operates the following properties for the Tire segment:

Location	Use	Title

NORTH AMERICA

Albany, GA	Manufacturing Facility & Distribution Center	Leased

Asheboro, NC	Manufacturing Facility	Leased

Asheboro, NC	Manufacturing Facility	Owned

Athens, GA	Manufacturing Facility	Owned

Athens, GA	Offices	Leased

Buena Park, CA	Distribution Center	Owned

Cedar Rapids, IA	Distribution Center	Leased

Clarksdale, MS	Manufacturing Facility	Owned

Dallas, TX	Manufacturing Facility	Owned

Dayton, NJ	Distribution Center	Leased

Fife, WA	Distribution Center	Leased

Findlay, OH	Manufacturing Facility & Distribution Center	Owned

Findlay, OH	Metal Fabrication & Assembly Plant	Owned

Moraine, OH	Distribution Center	Owned

Salisbury, NC	Manufacturing Facility, Offices, & Distribution Center	Owned

Salt Lake City, UT	Distribution Center	Owned

San Antonio, TX	Test Track	Owned

Texarkana, AR	Manufacturing Facility & Distribution Center	Owned

Tupelo, MS	Manufacturing Facility & Distribution Center	Owned/Leased

EUROPE

Compiegne, France	Distribution Center	Leased

Dietikon, Switzerland	Distribution Center	Owned/Leased

Melksham, England	Manufacturing Facility & Distribution Center	Owned

Messel, Germany	Distribution Center	Leased

      The Company operates the following properties for the Automotive segment:

Location	Use	Title

NORTH AMERICA

Aguascalientes, Mexico	Manufacturing Facility	Owned

Auburn Hills, MI	Offices	Leased

Auburn, IN	Manufacturing Facility	Owned

Bowling Green, OH	Manufacturing Facility	Owned

Bowling Green, OH	Manufacturing Facility	Owned

Charlotte, NC	Distribution Center	Leased

Cleveland, OH (1)	Manufacturing Facility	Owned

Dearborn, MI	Offices	Leased

Dearborn. MI	Offices & Distribution Center	Owned

El Dorado, AR	Manufacturing Facility	Owned

Fairview, MI	Manufacturing Facility	Owned

Gaylord, MI	Manufacturing Facility	Owned

Georgetown, Ontario, Canada	Manufacturing Facility	Owned

Goldsboro, NC	Manufacturing Facility	Owned

Goldsboro, NC	Distribution Center	Owned

Griffin, GA	Manufacturing Facility	Owned

Kittanning, PA (1)	Manufacturing Facility	Owned

Luzerne, Michigan	Manufacturing Facility	Owned

Mitchell, Ontario, Canada	Manufacturing Facility	Owned

Mt. Sterling, KY	Manufacturing Facility	Owned

Piedras Negras, Mexico	Manufacturing Facility	Owned

Rocky Mount, NC	Manufacturing Facility	Owned

Sault Ste Marie, Ontario, Canada	Manufacturing Facility	Owned

Spartanburg, SC (1)	Manufacturing Facility	Owned

Stratford, Ontario, Canada	Manufacturing Facility	Leased

Stratford, Ontario, Canada	Manufacturing Facility	Owned

Surgoinsville, TN	Manufacturing Facility	Leased

Torreon, Mexico	Manufacturing Facility	Owned

Torreon, Mexico	Manufacturing Facility	Owned

SOUTH AMERICA

Itaquaquccetuba, Brazil (1)	Manufacturing Facility	Owned

Sao Paulo, Brazil	Manufacturing Facility	Leased

Varginha, Brazil	Manufacturing Facility	Owned

ASIA

Adelaide, Australia	Manufacturing Facility	Owned

EUROPE

Baclair, France	Manufacturing Facility	Leased

Bezons, France (1)	Manufacturing Facility	Owned

Bielsko-Biala, Poland	Manufacturing Facility	Owned

Buntingford, U.K	Manufacturing Facility	Owned

Getafe, Spain	Manufacturing Facility	Owned

Grunberg, Germany	Manufacturing Facility	Leased

Huntingdon, England (1)	Manufacturing Facility	Owned

Huntingdon, England	Offices and Mixing Facility	Owned

Lillebonne, France	Manufacturing Facility	Owned

Maesteg, Wales	Manufacturing Facility	Owned

Plymouth, England	Manufacturing Facility	Leased

Schelklingen, Germany	Manufacturing Facility	Owned

Sundern, Germany	Manufacturing Facility	Leased

Vitre, France	Manufacturing Facility	Leased

Zdar, Czech Republic	Manufacturing Facility	Owned

(1) Land and buildings held for sale.

The Company believes its properties have been adequately maintained, generally are in good condition and are suitable and adequate for the business of the Company as presently conducted.

The Company believes capacity is presently adequate to meet the demands of each segment’s business.

Additional information concerning the Company’s facilities appears in Exhibit (13) of this Annual Report on Form 10-K.

Item 3. LEGAL PROCEEDINGS

The Company is a defendant in unrelated product liability and other actions in Federal and state courts throughout the United States in which plaintiffs assert monetary damages. The Company does not believe any liability it may have for these matters will be material to its results of operations, cash flows or financial position.

The Company has been named in 30 separate class action lawsuits filed against it in 28 separate state courts, plus the Commonwealth of Puerto Rico. One lawsuit purports to represent a national class, while in two others, the proposed class character has been voluntarily withdrawn by amendment. The lawsuits, all of which have been filed under the auspices of the same group of plaintiffs’ attorneys, assert claims under the respective states’ consumer protection and deceptive trade practices statutes, and comparable commercial law and other theories. They allege that the Company used certain materials and procedures in its process of manufacturing steel-belted radial tires which rendered an unspecified percentage of the tires unsafe, and failed to disclosed those practices to purchasers of its tires. The suits are brought on behalf of all persons (excluding those who have sustained personal injury and/or property damage as a result of the alleged unlawful practices) in the respective states who purchased steel-belted radial tires manufactured by the Company from 1985 to the present, and still retain those tires. The lawsuits generally seek, on behalf of each class member, relief sufficient to secure replacement of their tires, statutory, compensatory and punitive damages, and costs and attorneys’ fees. The Company has removed each of the actions to Federal court. Plaintiffs have undertaken a program to have each of the actions remanded to state court, and five of the actions have been remanded. On motion filed by the Company, the Federal Judicial Panel on Multidistrict Litigation has transferred most of the actions remaining in Federal court to the U. S. District Court for the Southern District of Ohio, for consolidated pre-trial handling, and it is expected that additional cases will likewise be transferred.

The Company believes that substantial defenses, both factual and legal, to the allegations contained in the lawsuits exist, and it intends to contest vigorously the claims made in these lawsuits. Since the litigation is still in its early stages, the Company is as yet unable to make a meaningful assessment of its impact, if any, on the financial condition, cash flow, or results of operations of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2000.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Cooper Tire & Rubber Company common stock is traded on the New York Stock Exchange under the symbol CTB. Information concerning the Company’s common stock and related security holder matters (including dividends) is presented on pages 10, 11, 26, 27 through 29, 34 through 36 and 43 of this Annual Report on Form 10-K.

Item 6. SELECTED FINANCIAL DATA

(Dollar amounts in thousands except for per-share amounts)

							Earnings Per Share
	Net	Gross	Operating	Income Before	Income	Net
	Sales	Profit	Profit	Income Taxes	Taxes	Income	Basic		Diluted

1995	$1,493,622	$250,727	$176,931	$180,070	$67,250	$112,820	$1.35		$1.35

1996	1,619,345	252,796	172,922	172,092	64,208	107,884	1.30		1.30

1997	1,813,005	314,210	208,678	194,792	72,381	122,411	1.55		1.55

1998	1,876,125	330,365	209,535	198,217	71,250	126,967	1.64		1.64

1999	2,196,343	385,819	239,080	215,497	80,023	135,474	1.79		1.79

2000	3,472,372	532,557	252,481 (c)	160,156 (c)	63,422 (c)	96,734 (c)	1.31	(c)	1.31	(c)

				Net Property,
	Stockholders'	Total	Working	Plant &	Capital		Long-term
	Equity	Assets	Capital	Equipment	Expenditures	Depreciation	Debt

1995	$748,799	$1,143,701	$272,216	$678,876	$194,894	$63,313	$28,574

1996	786,612	1,273,009	256,130	792,419	193,696	76,820	69,489

1997	833,575	1,495,956	354,281	860,448	107,523	94,464	205,525

1998	867,936	1,541,275	376,485	885,282	131,533	101,899	205,285

1999	975,634	2,757,645	549,563	1,227,069	149,817	120,977	1,046,463

2000	952,556	2,922,009	424,718	1,285,397	201,366	167,787	1,036,960

	Return On
	Beginning	Return On	Return On
	Invested	Beginning	Beginning	Pretax	Effective	Return On
	Capital(a)	Equity	Assets	Margin	Tax Rate	Sales

1995	25.8%	17.0%	10.9%	12.1%	37.3%	7.6%

1996	22.2	14.4	9.4	10.6	37.3	6.7

1997	24.4	15.6	9.6	10.7	37.2	6.8

1998	20.5	15.2	8.5	10.6	35.9	6.8

1999	22.4	15.6	8.8	9.8	37.1	6.2

2000	14.6 (d)	12.4 (d)	4.4 (d)	5.7 (d)	39.6	3.5 (d)

		Long-term			Common Shares
	Current	Debt To	Equity	Dividends
	Ratio	Capitalization	Per Share	Per Share	Average (000)	Year End (000)

1995	2.7	3.7%	$8.95	$.27	83,646	83,662

1996	2.4	8.1	9.67	.31	83,214	81,367

1997	2.8	19.8	10.58	.35	79,128	78,760

1998	3.0	19.1	11.45	.39	77,598	75,791

1999	2.4	51.8	12.87	.42	75,837	75,810

2000	1.7 (b)	52.1	13.13	.42	73,585	72,544

	Number of	Number of	Research &	Stock Price		Price/Earnings
	Stockholders	Employees	Development	High	Low	Average Ratio

1995	6,721	8,284	$16,000	$29.63	$22.25	19.2

1996	5,991	8,932	19,700	27.25	18.00	17.4

1997	5,281	10,456	21,700	28.44	18.00	15.0

1998	4,809	10,766	29,200	26.25	15.44	12.7

1999	4,801	21,586	39,900	25.00	13.25	10.7

2000	4,704	21,185	99,500	16.00	9.19	7.7 (d)

(a)	Earnings before interest and income taxes divided by long-term debt plus stockholders’ equity.

(b)	The Siebe acquisition was financed using short-term notes payable.

(c)	Amounts have been reduced by restructuring charges of $38,699 ($24,274 after tax, $.33 per share).

(d)	Computed prior to the restructuring charges.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Consolidated net sales in 2000 reached a record-setting level of $3.5 billion, an increase of $1.3 billion, or 58 percent, from 1999 levels. The acquisitions of The Standard Products Company (“Standard”) on October 27, 1999 and Siebe Automotive (“Siebe”) on January 28, 2000 accounted for approximately $1.2 billion of the increase. The sales increase in 2000 followed a $320 million, or 17 percent, increase in the Company’s sales in 1999 from 1998. The acquisition of Standard added $188 million to the Company’s total sales in 1999.

Operating profit was $253 million in 2000, nearly six percent higher than the $239 million generated in 1999. This increase was attributable to the operating profit of Standard and Siebe, offset by the impacts in 2000 of restructuring costs, operating losses of closed or sold facilities, and additional goodwill amortization related to the acquisitions of Standard and Siebe. The Company recorded $39 million ($24 million after tax, $.33 per share) in restructuring charges for reorganization plans finalized after the Standard and Siebe acquisitions. Operating losses in 2000, resulting from ongoing costs related to the closing of a French automotive sealing facility and from production difficulties experienced at an automotive plastic trim facility prior to its sale, totaled $19 million ($12 million after tax, $.17 per share). Operating losses of these businesses in 1999 were nearly $4 million ($3 million after tax, $.03 per share).

Net income was $97 million in 2000, 29 percent lower than the $135 million generated in 1999. Excluding the restructuring charges and non-recurring losses of the closed or sold facilities, 2000 earnings were $133 million, slightly lower than 1999 earnings of $138 million. Net income in 1999 increased by nearly seven percent over 1998’s results. Earnings per share were $1.31 in 2000, $1.79 in 1999 and $1.64 in 1998. Earnings per share for 2000, excluding the restructuring charges, were $1.64 and, excluding the restructuring charges and non-recurring losses of closed or sold facilities, were $1.81.

Selling, general and administrative expenses were 6.5 percent of net sales in 2000, compared to 6.6 percent in 1999 and 6.4 percent in 1998. Spending levels in 2000 reflect the higher general and administrative costs associated with the acquired operations.

Interest expense was $97 million in 2000, compared to $24 million in 1999, reflecting the higher debt levels incurred with the acquisitions of Standard and Siebe. Interest expense in 1999 was $9 million higher than in 1998, reflecting the acquisition of Standard.

Other income increased from $862,000 in 1999 to $5 million in 2000. Income from unconsolidated subsidiaries which were part of the Standard acquisition were responsible for this increase. The most significant of these is Nishikawa Standard Company, a partnership of which the Company and Nishikawa Rubber Co., Ltd. of Japan each own 50 percent. The partnership, which has production facilities in Indiana, manufactures automotive sealing components for automotive companies operating in the United States, including those based in Japan. During 1998, other income of $4 million reflected a gain resulting from the sale of a warehouse.

The effective income tax rate of 39.6 percent in 2000 is higher than the 37.1 percent in 1999 due to the impact of nondeductible goodwill attributable to the acquisitions of Standard and Siebe. The lower 1998 rate of 35.9 percent resulted from foreign tax benefits.

The Company has recorded valuation allowances to reflect the estimated potential tax benefits which may not be realized, principally due to the inability of certain of the foreign subsidiaries acquired with Standard and Siebe to utilize available net operating loss carryforwards of approximately $47 million and $28 million at December 31, 2000 and 1999, respectively. Net operating loss carryforwards expire in years 2001 through 2015.

The effects of inflation did not have a material effect on the results of operations of the Company in 2000, 1999 and 1998.

Business Segments

The Company has two reportable segments – Tire and Automotive. The Company’s reportable segments are each managed separately because they offer different products requiring different marketing and distribution strategies.

The Tire segment produces automobile, truck and motorcycle tires and inner tubes which are sold nationally and internationally in the replacement tire market to independent dealers, wholesale distributors and large retail chains, and supplies equipment and materials to the truck tire retreading industry.

The Automotive segment produces body sealing systems, active and passive vibration control systems (“NVH”), and fluid handling systems primarily for the global automotive original equipment manufacturing and replacement markets.

Tire Segment

Overview

Sales of passenger car and light truck tire replacement units in the U. S. market increased by approximately 3.3 percent over 1999. The increased replacement sales resulting from the well-publicized August recall of certain Firestone tires accounted for a significant percentage of this increase. Higher raw material costs impacted all of the tire producers, but attempts to obtain price increases to offset those higher costs were unsuccessful, due, at least until the Firestone recall, to global overcapacity, excess inventories, and the increased presence of foreign producers exporting low-priced tires to the U. S. market.

Sales

Sales for the Tire segment were $1.8 billion in 2000, an increase of $245 million, or nearly 16 percent, from 1999. The acquisition of Oliver Rubber Company (“Oliver”) as part of the Standard acquisition contributed $133 million of the increase.

Tire unit sales, including both passenger and truck sizes, increased by five percent from 1999. Passenger tire shipments increased more than one percent from 1999. Light truck tire shipments increased more than 16 percent, significantly outpacing the industry’s four percent growth in this category in 2000. A strong emphasis on serving the light truck tire market with quality, leading edge products for all categories of the market, together with the introduction of significant new product offerings, accounted for the segment’s excellent performance in the light truck tire market. Increased sales of the Company’s proprietary brand tires, and sales arising from the Firestone recall, contributed to the sales increase in 2000. A price increase announced in October 2000, to become effective on January 1, 2001, was a factor in an increase in sales in the fourth quarter of 2000, as customers made purchases in advance of the price increase. The adverse impacts of low-priced tire imports and a large customer’s shift away from the marketing of private brand tires partially offset those gains.

Sales in 1999 at $1.6 billion increased $113 million or nearly eight percent from 1998. The acquisition of Oliver in 1999 accounted for $27 million of this increase. Increased sales to certain private brand customers and continued growth in Cooper’s proprietary brands contributed to the improvement, as did increasing demand for light truck tires. Growth in the Company’s tire shipments continued to outpace the replacement tire industry in 1999 but was limited by capacity constraints.

Operating Profit

The Tire segment recorded restructuring charges of nearly $6 million during 2000. Charges of $2 million were recorded at the Company’s subsidiary in the United Kingdom. The remaining $4 million resulted from the decision to close Oliver facilities in Wadsworth, Ohio; Export, Pennsylvania; Paris, Texas; Dallas, Texas; and Athens, Georgia, where both a distribution facility and Oliver’s administrative headquarters will be closed early in 2001. The closings were due to excess capacity and a decision to more closely integrate Oliver’s operations with those of the Company’s tire business, rather than continue to operate Oliver as a stand-alone business.

Operating profit increased four percent from $176 million in 1999 to $184 million in 2000. The majority of the increase was attributable to the inclusion of Oliver’s performance for a full year in 2000. Operating margin was 10.2 percent in 2000, a decrease from 11.3 percent in 1999. Operating margin exclusive of the restructuring charges in 2000 was 10.5 percent.

An increase in raw material costs of over $30 million, due primarily to increases in the price of petroleum, was the principal reason for the decline in the segment’s margins in 2000. Improvements in product mix and pricing, due to a higher percentage of the segment’s sales in 2000 consisting of higher-margin proprietary brand tires, and due also to lower plant costs resulting from manufacturing efficiency initiatives, partially offset the impact of higher raw material costs. In addition, a benefit was realized from the settlement of a tax dispute, allowing the reversal of a $3 million reserve accrued in prior years.

Exchange rates adversely impacted the segment’s performance in 2000. The strength of the British pound versus the euro depressed exports to the European continent of tires produced by the Company’s subsidiary in the United Kingdom. The strong U. S. dollar adversely affected exports of tires produced in the United States and facilitated low-priced imports into the United States.

Over the past two years, the North American replacement tire industry has continued to experience intense competitive pricing due to global overcapacity, high inventory levels, increased sales of low-priced tires from South America and Asia and the strategic approaches of various competitors. These factors prevented the segment from realizing price increases which were sought during 2000 to offset higher raw material costs. As a result, the Company’s margins were adversely impacted. However, inventory levels in the domestic replacement industry were significantly reduced in the latter months of 2000, due in substantial part to the increased demand created by the Firestone recall. As a result, the segment, in October 2000, announced price increases for its tire products effective January 1, 2001.

Operating profit in 1999 increased nearly 14 percent over 1998, from $155 million to $176 million. Operating margins were 11.3 percent in 1999, an improvement from 10.7 percent in 1998. Increased volume, favorable raw material costs and cost savings measures were the reasons for these improvements. Transition costs associated with the conversion of the Texarkana plant to continuous operations, increases in selling, general and administrative expenses and the lower margins of the Oliver business partially offset their impact.

Outlook

The year 2001 will be a challenging one for the Tire segment. As the demand for replacement tires created by the Firestone recall abates, and as lower automobile production reduces the portion of tire manufacturing capacity which is devoted to producing original equipment tires, the overcapacity issue that has impacted the replacement tire industry in past years may reappear. Also, a decline in consumer confidence as economic conditions become increasingly uncertain could cause reductions in spending on replacement tires. Finally, overcapacity among tire producers in South America and Asia, coupled with a continuation of the strength of the U. S. dollar, are likely to result in continued high levels of imports of low-priced, lower-end tires into the U. S. replacement market.

Demand in the domestic replacement tire industry in 2001 is expected to remain at the same level as in 2000, reflecting the loss of the demand created in 2000 by the Firestone recall and a softening in the general economy. The segment is, however, projecting an increase in its unit sales for the year. Improvements in the segment’s profitability will depend on raw material costs, which are largely dependent on the price of petroleum, and its ability to obtain price increases sufficient to recover last year’s increases in those costs and offset further increases that may occur this year. The segment is cautiously optimistic that the price increase which became effective at the beginning of the year will be realized throughout the course of the year. The Company expects that opportunities for future sales growth will most likely be in its sales of proprietary brand tires to its independent dealers. The segment’s ability to offer a tier one brand tire to its dealers through its alliance with Pirelli is expected to continue to enhance its performance in 2001 as that relationship continues to develop and strengthen.

While the performance of the segment’s subsidiary in the United Kingdom was disappointing last year, a strategic decision has been made to streamline the various product lines offered by the subsidiary and focus on a smaller number of premium tires. The weakening of the pound versus the euro, and the strengthening of the euro versus the dollar, could also favorably impact the performance of the subsidiary in 2001.

Oliver and the rest of the commercial truck tire unit are facing a challenging year. The heavy truck industry was severely impacted by higher fuel prices in 2000, and the economics of that industry are likely to remain poor in 2001. In addition, Oliver’s largest customer terminated its agreement with the Company effective December 31, 2000. The business will rely on the cost reductions to be realized from its restructuring, plus increased efforts to improve market share, to aid its performance in 2001.

The Company is also defending itself against numerous class action lawsuits involving its tires. Additional information about the lawsuits is included in the “Contingencies” section of this Management’s Discussion and Analysis.

Automotive Segment

Overview

The Company’s Automotive segment serves automotive original equipment manufacturers all over the world. The year 2000 was a year of record sales in the automotive industry. Production in North America reached 17.2 million vehicles, which was the highest level ever recorded and an increase of one percent over 1999 levels. Production in Europe was 19.0 million vehicles versus 18.9 million in 1999. Production in Brazil reached 2.1 million, up from 1.7 million vehicles in 1999, when a currency crisis led to a severe economic contraction.

The share of the North American market held by the three U.S.-based automotive manufacturers, General Motors, Ford and the Chrysler unit of DaimlerChrysler, declined by approximately 2 percentage points in 2000 from 1999 levels. This decline has adversely impacted the segment, because a greater percentage of its North American sales in 2000 were to those three customers. A significant part of the Company’s global strategy for its automotive business is to increase its level of sales to automotive manufacturers based outside of the United States.

Notwithstanding the performance of the automotive industry for all of 2000, production levels slowed significantly in North America in the fourth quarter of the year, especially among the U.S.-based automotive producers. Competitive product offerings from foreign-based manufacturers, especially in the popular minivan and sport utility vehicle segments, accentuated the production decline of the U.S.-based automotive manufacturers.

Automotive suppliers, such as the Company, operate in an environment in which price reductions are generally expected by its customers on at least an annual basis. Emphasis on continuous improvement, lean manufacturing and other cost reduction initiatives are required to operate successfully in this environment.

Sales

Sales for the Automotive segment increased from $644 million in 1999 to $1.7 billion in 2000. The acquisitions of Standard and Siebe were responsible for the sales increase in this segment.

Sales in 2000 were especially strong in North America due to record production levels in the industry. Approximately 77 percent of the segment’s sales in 2000 were in North America, 20 percent in Europe, and three percent in Brazil and Australia. Sales at the segment’s four facilities in Mexico increased significantly to $145 million in 2000, as programs awarded in earlier years, including sealing components for Chrysler’s PT Cruiser, ramped up to full production during the year, and as the fluid systems unit completed the relocation of approximately 35 percent of its production to Mexico from other locations in North America. Although the segment does business with all of the world’s automakers, approximately 76 percent of its global sales are to Ford, DaimlerChrysler, and General Motors. Sales of fluid systems benefited from the combining of the acquired Siebe operations with those of the Company’s hose business, as the segment became able to offer pre-assembled hose and tube modules to its customers.

Nearly all of the segment’s foreign sales were of body sealing components and fluid handling systems. Approximately 30 percent of the total sales of each of these product lines were derived from foreign operations. The relatively high concentration of European production in the United Kingdom adversely impacted the sales of the segment’s European operations due to the strength of the British pound during the year.

Sales late in 2000 reflected the significant decline in North American vehicle production which occurred during the fourth quarter, as an unexpectedly rapid slowdown in vehicle sales took hold. This slowdown left the automobile companies with high levels of inventory, which led to much lower production levels during the quarter. DaimlerChrysler, the segment’s second largest customer, was especially hard hit by the slowdown, and the segment’s sales to its Chrysler unit declined substantially in the quarter.

Automotive sales in 1999 increased 49 percent from $432 million in 1998 to $644 million. Two months of sales from Standard’s automotive businesses, totaling $165 million, were included in 1999’s sales. Other growth resulted from new contracts for NVH control systems on the GM Silverado/Sierra pickup and sport utility vehicle, the new Saturn LS sedan and the Ford Focus.

Operating Profit

Operating profit in 2000 was $69 million, an increase of nearly ten percent over 1999. Operating margins were four percent in 2000, versus 9.7 percent in 1999. The reduction in operating margin was due to several factors. First, a restructuring charge of $33 million was recorded in 2000. This charge related to a decision to close or downsize 19 facilities in North America and Europe. In addition, an automotive sealing facility in Kittanning, Pennsylvania was closed during the year. Costs of $3 million associated with that closing were accrued in the recording of the acquisition of Standard.

Second, the segment suffered several nonrecurring losses which impacted its operating margins during 2000. The closure of a sealing plant in France, where production ended in April 2000, reduced operating profit by $11 million. Losses resulting from production difficulties experienced at the segment’s automotive plastics plant in Winnsboro, South Carolina, which was sold at the end of April 2000, totaled $8 million.

Third, results from operations were especially weak in the sealing business in Europe, where overcapacity, poor product pricing, and a significant presence in the United Kingdom (where the strong British pound hurt sales of products exported to other European countries) plagued the segment’s efforts to achieve profitability. Results in the fluid systems business in Europe were profitable, but not in an amount sufficient to offset the losses experienced by the sealing business.

On the positive side, performance in 2000 benefited from North American fluid systems production in Mexico, where the cost structure is significantly lower than in the United States. Prior to the Company’s acquisition of Siebe in January 2000, nearly all North American fluid systems production resided in the United States. The performance of the North American sealing business in 2000 benefited from the greater raw material buying power that resulted from the ability to combine its purchasing with that of the Company’s tire business. In addition, cost reductions achieved in Brazil during the year enabled the segment to break even there in 2000 despite a continued sluggish economy.

Operating profit in 1999 was $63 million, an increase of more than 15 percent over 1998. Operating margins, however, declined from 12.6 percent in 1998 to 9.7 percent in 1999. This decline reflects the acquisition of Standard, price reductions demanded by customers, product mix and the favorable impact in 1998 of a $2 million recovery of previously expensed costs related to a dispute with a former owner of a plant site. Manufacturing efficiencies offset some of the adverse impact of price reductions.

Outlook

The downturn that impacted the domestic automotive industry in the fourth quarter of 2000 has continued in the first quarter of 2001. Light vehicle production by General Motors, Ford, and the Chrysler unit of DaimlerChrysler in the first quarter of 2001 is expected to be approximately 20 percent lower than in the same quarter last year, when production rates were at historically high levels. While production levels are expected to improve over the remainder of the year as excess inventories are worked off, North American production will likely be at least five percent lower than in 2000. As a result, the segment’s unit sales will likely decrease by a commensurate amount, and perhaps more, if the decline in the market share of the three U.S.-based auto companies that has occurred in each of the past two years continues in 2001. This is because a greater proportion of the segment’s North American sales are to those companies than to foreign manufacturers producing vehicles in North America.

The segment also faces the challenge of further price reductions for its products. In addition to previously negotiated price decreases that took effect at the beginning of the year, DaimlerChrysler announced in late 2000 that it was unilaterally implementing five percent price decreases for all components supplied to it. Because approximately 30 percent of the segment’s North American sales are to DaimlerChrysler, such a reduction would adversely impact the segment’s results of operations. Negotiations are being conducted with DaimlerChrysler with respect to those price decreases. The outcome of those discussions, and their impact both on current contracts and on the segment’s future relationship with DaimlerChrysler, cannot presently be determined with any certainty.

The segment was awarded a large amount of incremental new business in 2000, most of which will launch beginning in 2003. Among the most significant of this new business are sealing systems for the Ford F-Series truck, Ford Focus, and GM/Isuzu pickup truck. The former represents a major penetration into the truck business at Ford, while the latter two represent global platforms. The Company would not have been considered for this business but for the acquisitions of Standard and Siebe.

In 2001, the segment’s North American volume will be adversely impacted by the discontinuance of several programs, and by reduced volumes on other vehicles. New business commencing in 2001 will not be sufficient to offset this volume decline. The closure of four production plants in North America as part of the segment’s restructuring plan will significantly reduce the segment’s cost structure, and is intended to position the segment for improved profitability in the future. Successful implementation of the restructuring plan in a timely fashion is essential to the segment’s ability to meet its performance targets for 2001.

In Europe, the segment is aggressively integrating its sealing and fluid systems businesses under one administrative structure, to create efficiencies and eliminate duplicative overhead. This integration will also better enable both the sealing and fluid systems businesses to establish a presence in all parts of Europe, where each previously had a greater presence in some European countries than in others. Within the European sealing systems business, the creation of one administrative structure will also eliminate duplicative administrative and technical functions that previously existed in the United Kingdom and France. In addition, the segment will increase its manufacturing presence in Poland and the Czech Republic, to avail itself of the lower cost structure that exists in those countries. These actions, which constitute a significant part of the segment’s restructuring plan, will substantially reduce the break-even point of the European operations, which are projected to be profitable in 2001 at currently expected volumes.

The Brazilian sealing operation will also report under the European administrative structure, thus better integrating operations in that country into the European business, which deals directly with the units of the automotive customers which have responsibility for many aspects of Brazilian operations. Substantial cost reductions were made in Brazil in 2000, including the commencement of the integration of the separate Siebe and Standard operations there. Given expected economic conditions and current sales levels, the segment believes it will be profitable in Brazil in 2001.

Company Summary

The Company will not be content in 2001 merely to weather the potential economic downturn through cost reduction efforts, although timely implementation of its restructuring plan and a continued emphasis on new manufacturing initiatives and other efforts to create operating efficiencies are critical to the continued success of its businesses. The Company will continue to seek opportunities to further develop both of its business segments. The Tire segment will seek opportunities, most likely through strategic alliances with foreign companies, to obtain low-cost production capabilities that will enhance its ability to compete at the lower end of the replacement tire market. The Automotive segment intends to further strengthen its global operations through alliances with foreign partners, including Nishikawa Rubber Co., Ltd. of Japan and Jin Young Standard Inc. of Korea, in the body sealing unit and the ContiTech unit of Continental A.G. in the NVH unit. The segment will also continue to expand upon the opportunities created by the combining of the Company’s hose and Siebe’s fluid systems businesses to provide value-added modular components to its customers.

The Company has agreed to invest $2.9 million in RubberNetwork.com LLC, a limited liability company established by six manufacturers in the tire and rubber industry to achieve cost savings in the procurement of raw materials and indirect materials and supplies through the application of e-business technology. RubberNetwork.com is designed to offer its members the benefits of aggregation of purchases, cataloguing of parts lists, reverse auctions, and supply chain services. The Company will use it to procure materials for both its Tire and Automotive segments. The Company’s investment commitment in RubberNetwork.com is to be funded over a three-year period. This e-business will commence limited operations in the second quarter of 2001, and is expected to be fully functional before the end of the year.

Liquidity and Capital Resources

Working capital at $425 million is down $125 million from December 31, 1999. The current ratio of 1.7 is down from 2.4 at last year-end. Total debt, as a percent of total capitalization, is 55.9 percent compared to 52.4 percent one year ago. These changes reflect the increase in short-term debt primarily related to the acquisition of Siebe.

Net cash provided by operating activities, at $231 million in 2000, is $20 million higher than in 1999.

Net cash used in investing activities during 2000 reflects the acquisition of Siebe for $223 million. Pretax proceeds from the sale of the Holm and Winnsboro businesses provided $110 million. Capital expenditures in 2000 were $201 million, an increase of $52 million over the prior year. The Company continues to invest in new technology and strategic growth initiatives. Capital expenditures in 2001 are expected to approximate $190 million. The Company’s capital expenditure commitments at December 31, 2000 are not material to its consolidated financial position or cash flows.

Financing activities in 2000 provided cash of $56 million. Commercial paper of $323 million was issued during the year to fund the acquisition of Siebe and seasonal working capital requirements. Cash from the sale of businesses was used to pay down commercial paper during the second quarter. During 2000, the Company purchased 3,314,800 of its common shares at a cost of $42 million. These repurchases were made under a program approved in May 1997 and under an additional program to repurchase up to 10,000,000 common shares which was authorized by the Company’s Board of Directors in May 2000. During 1998, the Company purchased $55 million of its common shares. Dividends paid on the Company’s common shares were $31 million, $32 million and $30 million in 2000, 1999 and 1998, respectively.

On September 1, 2000, the Company amended and restated the $350 million credit agreement with a group of eight banks. The agreement includes credit facilities of $150 million expiring August 31, 2005 and $200 million expiring August 31, 2001, with provisions for extending the facilities beyond these dates upon approval of the bank group. The credit facilities support issuance of commercial paper. At December 31, 2000 there was $127 million outstanding under these arrangements.

The Company established a $1.2 billion universal shelf registration in November 1999, of which $400 million remains available at December 31, 2000. Securities that may be issued under this shelf registration include debt securities, preferred stock, fractional interests in preferred stock represented by depositary shares, common stock, and warrants to purchase debt securities, common stock or preferred stock.

The Company expects that, given current business projections, adequate liquidity will be provided by cash flows from operations and its credit facilities to fund debt service obligations, capital expenditures, dividends on its common shares and working capital requirements during 2001.

Contingencies

The Company is a defendant in unrelated product liability actions in Federal and state courts throughout the United States in which plaintiffs assert monetary damages. The Company does not believe any liability it may have for these matters will be material to its results of operations, cash flows or financial position.

The Company has been named in 28 separate class action lawsuits filed against it in 26 separate state courts, plus the Commonwealth of Puerto Rico. One lawsuit purports to represent a national class, while in two others, the proposed class character has been voluntarily withdrawn by amendment. The lawsuits, all of which have been filed under the auspices of the same group of plaintiffs’ attorneys, assert claims under the respective states’ consumer protection and deceptive trade practices statutes, and comparable commercial law and other theories. They allege that the Company used certain materials and procedures in its process of manufacturing steel-belted radial tires which rendered an unspecified percentage of the tires unsafe, and failed to disclose those practices to purchasers of its tires. The suits are brought on behalf of all persons (excluding those who have sustained personal injury and/or property damage as a result of the alleged unlawful practices) in the respective states who purchased steel-belted radial tires manufactured by the Company from 1985 to the present, and still retain those tires. The lawsuits generally seek, on behalf of each class member, relief sufficient to secure replacement of their tires, statutory, compensatory and punitive damages, and costs and attorneys’ fees. The Company has removed each of the actions to Federal court. Plaintiffs have undertaken a program to have each of the remaining actions remanded to state court, and four of the actions have been remanded. On motion filed by the Company, the Federal Judicial Panel on Multidistrict Litigation has transferred most of the actions remaining to the U. S. District Court for the Southern District of Ohio, for consolidated pre-trial handling, and it is expected that additional cases will likewise be transferred. The Company believes that substantial defenses, both factual and legal, to the allegations contained in the lawsuits exist, and it intends to contest vigorously the claims made in these lawsuits. Since the litigation is still in its early stages, the Company is as yet unable to make a meaningful assessment of its impact, if any, on the financial condition, cash flow, or results of operations of the Company.

New Accounting Standards

For a discussion of recent accounting pronouncements and their impact on the Company, see the “Significant Accounting Policies — Accounting pronouncements” note to the financial statements.

Forward-Looking Statements

This report contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding expectations for future financial performance, which involve uncertainty and risk. It is possible that the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to: changes in economic and business conditions in the world, increased competitive activity, the failure to achieve expected sales levels, consolidation among the Company’s competitors and customers, technology advancements, unexpected costs and charges, fluctuations in raw material and energy prices and in particular changes in the price of crude oil, changes in interest and foreign exchange rates, regulatory and other approvals, the cyclical nature of the automotive industry, loss of a major customer or program, risks associated with integrating the operations of Standard and Siebe, and the failure to achieve synergies or savings anticipated in both acquisitions, risks associated with the restructuring plan and the failure to achieve the savings anticipated from the restructuring, litigation brought against the Company, including the litigation described under “Contingencies” herein, and other unanticipated events and conditions.

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

Further information covering issues that could materially affect financial performance is contained in the Company’s periodic filings with the SEC.

Item 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to fluctuations in interest rates and currency exchange rates from its financial instruments. The Company actively monitors its exposure to risk from changes in foreign currency exchange rates and interest rates. Derivative financial instruments are used to reduce the impact of these risks. See the “Significant Accounting Policies — Derivative Financial Instruments” and “Fair Value of Financial Instruments” notes to the financial statements for additional information.

The Company has estimated its market risk exposures using sensitivity analysis. These analyses measure the potential loss in future earnings, cash flows or fair values of market sensitive instruments resulting from a hypothetical ten percent change in interest rates or foreign currency exchange rates.

A ten percent decrease in interest rates would adversely affect the fair value of the Company’s fixed-rate, long-term debt by approximately $60 million at December 31, 1999 and approximately $57 million at December 31, 2000. A ten percent increase in the interest rates for the Company’s floating rate long-term debt obligations would not be material to the Company’s results of operations and cash flows.

The Company’s exposure to changes in interest rates from its short-term notes payable issuances is not significant as such notes, which are not material to its financial position at December 31, 1999 and 2000, are issued at current market rates.

At December 31, 2000, the Company has derivative financial instruments that hedge foreign currency denominated intercompany loans. Gains or losses on the foreign currency denominated loans are offset by changes in the values of derivative financial instruments. The Company’s unprotected exposures to earnings and cash flow fluctuations due to changes in foreign currency exchange rates are not significant at December 31, 1999 and 2000.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated statements of financial position at December 31, 1999 and 2000 and consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2000, the independent auditor’s report thereon, and the Company’s unaudited quarterly financial data for the two-year period ended December 31, 2000 are presented on pages 24 through 43 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Company’s directors appears on pages 3 through 6, 25, 26 and 29 of the Company’s Proxy Statement dated March 20, 2001 and is incorporated herein by reference. The names, ages, and all positions and offices held by all executive officers of the Company, as of the same date, are as follows:

Name	Age	Executive Office Held	Business Experience

Thomas A. Dattilo	49	Chairman of the Board, President and Chief Executive Officer and Director	Chairman of the Board and Chief Executive Officer since April 28, 2000. President and Chief Operating Officer since January 1999. Director since February 1999. Formerly with Dana

			Corporation since 1977, having served as President, Sealing Products since 1998 and in senior management positions at Dana Corporation subsidiaries since 1985.

John Fahl	64	Executive Vice President and Director	Executive Vice President since June 16, 2000. Vice President from 1978 through 2000. Director since 1992. President of Cooper Tire since 1994. Corporate Director of Purchasing from 1966 to 1978.

Mark F. Armstrong	53	Vice President	Vice President since March 2000. President, North American Tire Division, Cooper Tire since December 2000. Vice President, Sales and Marketing, Cooper Tire from March through December 2000. Vice President, Sales, Tire Division from 1994 to March 2000. Vice President, House Brand Sales from 1991 to 1994.

William S. Klein	63	Vice President	Vice President since 1984. Executive Vice President, Cooper Tire since 2000. Senior Vice President, Global Manufacturing and Technology Development, 1999 to 2000. Vice President-Tire Operations from 1975 to 1999.

James S. McElya	53	Vice President	Vice President since February 2000. President, Cooper-Standard Automotive since May 2000. President, Global Fluid Systems Division, Cooper-Standard Automotive from January through May 2000. Previously, President, of Siebe Automotive Worldwide from 1996 through 2000. Formerly served as President, Handy and Harman Automotive, as a Corporate Vice President and Officer Handy and Harman, and in other senior management positions since 1974.

Roderick F. Millhof	61	Vice President	Vice President since 1998. Executive Vice President, Cooper-Standard Automotive since May 2000. President, Global Sealing Division, Cooper-Standard Automotive from 1999 to May 2000. President, Engineered Products Operations from 1998 to 1999. Formerly Vice President Sales/Marketing of Engineered Products Operations from 1988 through 1998.

D. Richard Stephens	53	Vice President	Vice President since March 2001. President, International Tire Division, Cooper Tire since December 2000. Vice President, Technical and Commercial Tire Operations, Cooper Tire from March 2000 to December 2000. Vice President, Technical from 1994 to March 2000. Director, Technical from 1990 to 1994.

Richard D. Teeple	58	Vice President, General Counsel and Secretary	Vice President since 1990. General Counsel since 1983. Secretary since January 2001. Assistant General Counsel from 1979 to 1983. Associate Counsel from 1977 to 1979.

Philip G. Weaver	48	Vice President and Chief Financial Officer	Vice President and Chief Financial Officer since 1999. Tire Operations Vice President from 1994 through 1999 and Tire Operations Controller from 1990 through 1994.

Eileen B. White	50	Corporate Controller	Corporate Controller since 1997. Assistant Corporate Controller from 1994 to 1997. Manager, Financial Research and Compliance from 1986 to 1994.

Each such officer shall hold such office until a successor is selected and qualified.

Item 11. EXECUTIVE COMPENSATION

Information regarding executive compensation appears on pages 15 through 24 of the Company’s Proxy Statement dated March 20, 2001 and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning the security ownership of certain beneficial owners and management of the Company’s voting securities and equity securities appears on pages 28 and 29 of the Company’s Proxy Statement dated March 20, 2001 and is incorporated herein by reference.

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

	3.	Exhibits

The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

(b)		Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2000.

INDEX TO FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

Page(s)
FINANCIAL STATEMENTS:	Reference

Consolidated Statements of Income for the years ended December 31, 1998, 1999 and 2000	24

Consolidated Balance Sheets at December 31, 1999 and 2000	25-26

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 1998, 1999 and 2000	27

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000	28

Notes to Financial Statements	29-41

Report of Independent Auditors	42

SUPPLEMENTARY INFORMATION:

Quarterly Financial Data (Unaudited)	43

FINANCIAL STATEMENT SCHEDULE:

II. Valuation and qualifying accounts	44

EXHIBITS:

(3)		Certificate of Incorporation and Bylaws

	(i)	Certificate of Incorporation, as restated and filed with the Secretary of State of Delaware on May 17, 1993, is incorporated herein by reference from Exhibit 3(i) of the Company’s Form 10-Q for the quarter ended June 30, 1993

Certificate of Correction of Restated Certificate of Incorporation as filed with the Secretary of State of Delaware on November 24, 1998 is incorporated by reference from Exhibit 3(i) of the Company’s Form 10-K for the year ended December 31, 1998

	(ii)	Bylaws, as amended May 5, 1987, are incorporated herein by reference from Exhibit 19 of the Company’s Form 10-Q for the quarter ended June 30, 1987

(4)	(i)	Prospectus Supplement dated March 20, 1997 for the issuance of $200,000,000 notes is incorporated herein by reference from Form S-3 – Registration Statement No. 33-44159

	(ii)	Amended and Restated Rights Agreement, dated May 11, 1998, between the Company and The Fifth Third Bank as Rights Agent is incorporated herein by reference from Exhibit 4 to the Company’s Form 8-K dated May 15, 1998

	(iii)	Prospectus Supplement dated December 8, 1999 for the issuance of an aggregate $800,000,000 notes is incorporated herein by reference from Form S-3 – Registration Statement No. 333-89149

(10)	(i)	Description of management contracts, compensatory plans, contracts, or arrangements is incorporated herein by reference from pages 7 through 12 of the Company’s Proxy Statement dated March 20, 2001

	(ii)	Amended and Restated Employment Agreement dated as of June 6, 2000 between Cooper Tire & Rubber Company and Thomas A. Dattilo is incorporated herein by reference from Exhibit (10)(i) of the Company’s Form 10-Q for the quarter ended June 30, 2000

	(iii)	Amended and Restated Employment Agreement dated as of June 6, 2000 between Cooper Tire & Rubber Company and John Fahl is incorporated herein by reference from Exhibit (10)(ii) of the Company’s Form 10-Q for the quarter ended June 30, 2000

	(iv)	Employment Agreement dated as of June 6, 2000 between Cooper Tire & Rubber Company and James S. McElya is incorporated herein by reference from Exhibit (10)(iii) of the Company’s Form 10-Q for the quarter ended June 30, 2000

	(v)	Amended and Restated Employment Agreement dated as of June 6, 2000 between Cooper Tire & Rubber Company and Roderick F. Millhof is incorporated herein by reference from Exhibit (10)(iv) of the Company’s Form 10-Q for the quarter ended June 30, 2000

	(vi)	Cooper Tire & Rubber Company Change in Control Severance Pay Plan effective August 24, 2000

(vii)	Cooper Tire & Rubber Company Executive Financial Planning Assistance is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended September 30, 2000

The following related documents are incorporated by reference:

a)	1981 Incentive Stock Option Plan — Form S-8 Registration Statement No. 2-77400, Exhibit 15(a)

b)	1986 Incentive Stock Option Plan — Form S-8 Registration Statement No. 33-5483, Exhibit 4(a)

c)	Thrift and Profit Sharing Plan — Form S-8 Registration Statement No. 2-58577, Post-Effective Amendment No. 6, Exhibit 4

d)	1991 Stock Option Plan for Non-Employee Directors — Form S-8 Registration Statement No. 33-47980 and Appendix to the Company’s Proxy Statement dated March 26, 1991

e)	1996 Stock Option Plan — Form S-8 Registration Statement No. 333-09619 and Appendix to the Company’s Proxy Statement dated March 26, 1996

f)	1998 Employee Stock Option Plan and 1998 Incentive Compensation Plan – Form S-8 Registration Statement No. 333-83309 and Appendix to the Company’s Proxy Statement dated March 24, 1998

g)	1998 Non-Employee Directors Compensation Deferral Plan – Form S-8 Registration Statement No. 333-83589 and Appendix to the Company’s Proxy Statement dated March 24, 1998

h)	2001 Incentive Compensation Plan – Appendix A to the Company’s Proxy Statement dated March 20, 2001

(12)	Computation of Ratio of Earnings to Fixed Charges	64

(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders	65-70

(21)	Subsidiaries of the Registrant	71-72

(23)	Consent of Independent Auditors	73

(24)	Power of Attorney	74

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

COOPER TIRE & RUBBER COMPANY

/s/ Thomas A. Dattilo

THOMAS A. DATTILO, Chairman of the Board, President, and Chief Executive Officer

Date: March 22, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

THOMAS A. DATTILO	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2001

JOHN FAHL	Executive Vice President and Director	March 22, 2001

PHILIP G. WEAVER	Vice President and Chief Financial Officer (Principal Financial Officer)	March 22, 2001

EILEEN B. WHITE	Corporate Controller (Principal Accounting Officer)	March 22, 2001

ARTHUR H. ARONSON*	Director	March 22, 2001

EDSEL D. DUNFORD*	Director	March 22, 2001

DEBORAH M. FRETZ*	Director	March 22, 2001

DENNIS J. GORMLEY*	Director	March 22, 2001

JOHN F. MEIER*	Director	March 22, 2001

BYRON O. POND*	Director	March 22, 2001

RONALD L. ROUDEBUSH*	Director	March 22, 2001

JOHN H. SHUEY*	Director	March 22, 2001

*By:	/s/ Richard N. Jacobson

RICHARD N. JACOBSON, Attorney-in-fact

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31
(Dollar amounts in thousands except per-share amounts)

	1998	1999	2000

Net sales	$1,876,125	$2,196,343	$3,472,372

Cost of products sold	1,545,760	1,810,524	2,939,815

Gross profit	330,365	385,819	532,557

Restructuring	—	—	38,699

Amortization of goodwill	—	2,550	15,553

Selling, general and administrative	120,830	144,189	225,824

Operating profit	209,535	239,080	252,481

Interest expense	15,224	24,445	97,461

Other — net	(3,906)	(862)	(5,136)

Income before income taxes	198,217	215,497	160,156

Provision for income taxes	71,250	80,023	63,422

Net income	$126,967	$135,474	$96,734

Basic and diluted earnings per share	$1.64	$1.79	$1.31

See Notes to Financial Statements, pages 29 to 41.

CONSOLIDATED BALANCE SHEETS

December 31
(Dollar amounts in thousands except per-share amounts)

Assets	1999	2000

Current assets:

Cash and cash equivalents	$71,127	$45,795

Accounts receivable, less allowances of $9,319 in 1999 and $11,000 in 2000	545,155	588,841

Inventories:

Finished goods	168,290	192,357

Work in process	25,185	32,882

Raw materials and supplies	80,488	71,221

	273,963	296,460

Prepaid expenses, deferred income taxes and other	55,183	100,129

Total current assets	945,428	1,031,225

Property, plant and equipment:

Land and land improvements	46,492	47,737

Buildings	378,327	414,355

Machinery and equipment	1,414,654	1,562,737

Molds, cores and rings	122,270	138,588

	1,961,743	2,163,417

Less accumulated depreciation and amortization	734,674	878,020

Net property, plant and equipment	1,227,069	1,285,397

Goodwill, net of accumulated amortization of $2,550 in 1999 and $17,237 in 2000	433,312	439,443

Intangibles and other assets	151,836	165,944

	$2,757,645	$2,922,009

See Notes to Financial Statements, pages 29 to 41.

December 31

Liabilities and Stockholders' Equity	1999	2000

Current liabilities:

Notes payable	$13,148	$154,997

Accounts payable	175,686	186,284

Accrued liabilities	188,038	220,448

Income taxes	5,100	29,585

Current portion of long-term debt	13,893	15,193

Total current liabilities	395,865	606,507

Long-term debt	1,046,463	1,036,960

Postretirement benefits other than pensions	181,267	187,748

Other long-term liabilities	61,409	75,791

Deferred income taxes	97,007	62,447

Stockholders’ equity:

Preferred stock, $1 per share par value; 5,000,000 shares authorized; none issued	—	--

Common stock, $1 per share par value; 300,000,000 shares authorized; (83,799,352 in 1999) 83,848,027 shares issued	83,799	83,848

Capital in excess of par value	3,538	3,982

Retained earnings	1,049,599	1,115,389

Cumulative other comprehensive loss	(6,053)	(53,642)

	1,130,883	1,149,577

Less: (7,989,600 in 1999) 11,304,400 shares in treasury at cost	(155,249)	(197,021)

Total stockholders’ equity	975,634	952,556

	$2,757,645	$2,922,009

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands except per-share amounts)

				Cumulative
	Common	Capital In		Other	Common
	Stock	Excess of	Retained	Comprehensive	Shares in
	$1 Par Value	Par Value	Earnings	Income (Loss)	Treasury	Total

Balance at January 1, 1998	$83,760	$3,101	$849,270	$(2,305)	$(100,251)	$833,575

Net income			126,967			126,967

Other comprehensive income:

Minimum pension liability adjustment, net of $4,729 tax effect				(7,595)		(7,595)

Cumulative currency translation adjustment				33		33

Comprehensive income						119,405

Purchase of treasury shares					(54,998)	(54,998)

Stock compensation plans	21	195				216

Cash dividends — $.39 per share			(30,262)			(30,262)

Balance at December 31, 1998	83,781	3,296	945,975	(9,867)	(155,249)	867,936

Net income			135,474			135,474

Other comprehensive income:

Minimum pension liability adjustment, net of $3,494 tax effect				5,502		5,502

Cumulative currency translation adjustment				(1,688)		(1,688)

Comprehensive income						139,288

Stock compensation plans	18	242				260

Cash dividends — $.42 per share			(31,850)			(31,850)

Balance at December 31, 1999	83,799	3,538	1,049,599	(6,053)	(155,249)	975,634

Net income			96,734			96,734

Other comprehensive income:

Minimum pension liability adjustment, net of $9,703 tax effect				(15,556)		(15,556)

Cumulative currency

translation adjustment				(32,033)		(32,033)

Comprehensive income						49,145

Purchase of treasury shares					(41,772)	(41,772)

Stock compensation plans	49	444				493

Cash dividends — $.42 per share			(30,944)			(30,944)

Balance at December 31, 2000	$83,848	$3,982	$1,115,389	$(53,642)	$(197,021)	$952,556

See Notes to Financial Statements, pages 29 to 41.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31
(Dollar amounts in thousands)

	1998	1999	2000

Operating activities:

Net income	$126,967	$135,474	$96,734

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	101,899	120,977	167,787

Amortization of goodwill and intangibles	1,298	4,600	20,994

Deferred income taxes	5,202	1,095	(4,876)

Changes in operating assets and liabilities, net of effects of businesses acquired and sold:

Accounts receivable	(27,379)	6,526	(28,954)

Inventories and prepaid expenses	1,544	(15,920)	(49,756)

Accounts payable and accrued liabilities	(744)	(36,842)	(11,167)

Other liabilities	(3,675)	(4,835)	40,487

Net cash provided by operating activities	205,112	211,075	231,249

Investing activities:

Property, plant and equipment	(131,533)	(149,817)	(201,366)

Acquisition of businesses, net of cash acquired	—	(594,139)	(222,755)

Proceeds from sale of businesses	—	—	109,990

Other	3,569	187	2,136

Net cash used in investing activities	(127,964)	(743,769)	(311,995)

Financing activities:

Issuance of debt	27,836	832,846	322,669

Payment on debt	(30,604)	(241,336)	(194,207)

Purchase of treasury shares	(54,998)	—	(41,772)

Payment of dividends	(30,262)	(31,850)	(30,944)

Issuance of common shares	216	260	493

Net cash provided by (used in) financing activities	(87,812)	559,920	56,239

Effects of exchange rate changes on cash	(280)	1,935	(825)

Changes in cash and cash equivalents	(10,944)	29,161	(25,332)

Cash and cash equivalents at beginning of year	52,910	41,966	71,127

Cash and cash equivalents at end of year	$41,966	$71,127	$45,795

See Notes to Financial Statements, pages 29 to 41.

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

      The equity method of accounting is followed for investments in 20 percent to 50 percent owned companies. The cost method is followed in those situations where the Company’s ownership is less than 20 percent and the Company does not have the ability to exercise significant influence over the affiliate.

      The Company’s investment in Nishikawa Standard Company (NISCO), a 50 percent owned joint venture in the United States, is accounted for under the equity method. The Company’s investment in NISCO at December 31, 1999 and 2000 was $19,224 and $23,205, respectively, and is included in other assets in the accompanying Consolidated Balance Sheets.

      Cash and cash equivalents - The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

      Inventories – Inventories are valued at cost, which is not in excess of market. Inventory costs have been determined by the last-in, first-out (LIFO) method for substantially all domestic inventories. Costs of other inventories have been determined principally by the first-in, first-out (FIFO) method.

      Property, plant and equipment - Assets are recorded at cost and depreciated or amortized using the straight-line or accelerated methods over the following expected useful lives:

Buildings and improvements	15 to 50 years

Machinery and equipment	5 to 14 years

Furniture and fixtures	5 to 10 years

Molds, cores and rings	4 to 10 years

      Goodwill and intangibles – Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is amortized over 30 years. Intangibles include trademarks, technology and intellectual property which are amortized over their useful lives which range from 5 years to 40 years. The Company evaluates the recoverability of goodwill and intangible assets based on undiscounted projected cash flows excluding interest and taxes when any impairment is indicated.

      Earnings per common share – Net income per share is computed on the basis of the weighted average number of common shares outstanding each year, plus common stock equivalents related to dilutive stock options and other dilutive stock units. The number of shares used in the computation of per share data was 77,597,873 in 1998, 75,837,168 in 1999 and 73,584,757 in 2000. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The impact of stock options and other stock units in the computation of diluted earnings per share did not result in amounts different from basic earnings per share.

      Derivative financial instruments – Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes.

      Gains and losses on fair value hedges used to hedge currency fluctuations on transactions denominated in foreign currencies and offsetting losses and gains on hedged transactions are recorded in other-net in the Consolidated Statements of Income.

      Advertising expense – Expenses incurred for advertising include production and media and are generally expensed when incurred. Dealer-earned cooperative advertising expense is recorded when earned. Advertising expense for 1998, 1999 and 2000 was $27,754, $31,748 and $41,555, respectively.

      Stock-based compensation - The Company accounts for employee stock option plans in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Additional disclosures required under Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” are included in the Stock-Based Compensation note.

      Use of estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of (1) revenues and expenses during the reporting period, and (2) assets and liabilities, as well as disclosure of contingent assets and liabilities, at the date of the financial statements. Actual results could differ from those estimates.

      Revenue recognition - Revenues are recognized when goods are shipped to customers. Shipping and handling costs are generally recorded in cost of sales.

      Research and development - Costs are charged to expense as incurred and amounted to approximately $29,200, $39,900 and $99,500 in 1998, 1999 and 2000, respectively.

      Accounting pronouncements – In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement establishes accounting and reporting standards which require all derivative instruments be recorded on the balance sheet as either an asset or liability measured at their fair value. The pronouncement requires changes in the derivatives’ fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Certain provisions of SFAS No. 133 were amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” The Company will adopt these Statements effective January 1, 2001. Based on the Company’s review of its derivative positions, the adoption of these Statements is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

      In September 1999, the Emerging Issues Task Force reached a consensus on Issue 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements.” This issue addresses the accounting treatment for pre-production costs incurred by original equipment manufacturers (OEM) suppliers to perform certain services related to the design and development of the parts they will supply the OEM as well as the design and development costs to build molds, dies and other tools that will be used in producing the parts. The Company adopted this consensus on January 1, 2000 on a prospective basis and the adoption had no material effect on the Company’s consolidated financial position, results of operations or cash flows.

      In December 1999 the SEC released Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” The bulletin provides the staff’s view in applying generally accepted accounting principles to selected revenue recognition issues. The SEC subsequently issued SAB No. 101A and 101B, which delayed the implementation date of SAB No. 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company adopted this bulletin during the fourth quarter of 2000 with no material effect on its consolidated financial position, results of operations or cash flows.

Acquisition

On October 27, 1999, the Company acquired The Standard Products Company (“Standard”) for consideration (including direct costs of the acquisition) of approximately $594,139 plus $270,000 for the assumption and retirement of Standard’s debt. Standard became a wholly-owned subsidiary of the Company.

      Standard is a leading supplier of sealing, plastic trim and vibration control systems for the worldwide automotive original equipment industry. In addition, Standard’s Holm Industries Inc. (“Holm”) is the largest supplier of seals for home and commercial refrigerators in North America and Oliver Rubber Company is a leading manufacturer of tread rubber and equipment for the retread industry.

      The Standard acquisition was accounted for as a purchase transaction. The total purchase price has been allocated to fixed assets, liabilities and tangible and identifiable intangible assets based on independent appraisals of their respective fair values. The excess purchase price over the estimated fair value of the net assets acquired is allocated to goodwill. Goodwill is being amortized on a straight-line basis over 30 years. The operating results of Standard have been included in the consolidated financial statements of the Company since the date of acquisition.

      The purchase price and the final allocation are as follows:

Net working capital acquired, exclusive of debt	$59,756

Net assets of businesses held for sale	124,856

Property, plant and equipment	296,214

Other non-current assets	73,005

Goodwill	366,251

920,082

Assumed debt and other liabilities	(325,943)

Aggregate purchase price	$594,139

      The following unaudited pro forma consolidated results of operations are presented as if the acquisition of Standard had occurred on January 1, 1998 and 1999, respectively. Proforma adjustments are included to give effect to depreciation, amortization of goodwill and intangible assets, interest expense on acquisition debt and certain other adjustments, together with related income tax effects.

	Year ended December 31, 1998

	As	Pro Forma
	Reported	As Adjusted

Net sales	$1,876,125	$2,956,770

Net earnings	$126,967	$118,058

Earnings per share	$1.64	$1.52

	Year ended December 31, 1999

	As	Pro Forma
	Reported	As Adjusted

Net sales	$2,196,343	$3,120,329

Net earnings	$135,474	$106,492

Earnings per share	$1.79	$1.40

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

      The Company acquired Siebe Automotive (“Siebe”), the automotive fluid handling division of Invensys plc, on January 28, 2000. Siebe manufactures automotive fluid handling systems, components, modules and sub-systems for sale to the world’s automotive original equipment manufacturers and large Tier 1 suppliers. The purchase included the operating assets of Siebe Automotive, with 16 operating locations extending across North and South America, Europe and Asia.

      The Company financed the $222,755 acquisition, including transaction costs and net of a $28,000 post-closing purchase price adjustment, by issuing commercial paper. The Company’s consolidated financial results and financial position subsequent to the date of the acquisition reflect Siebe operations. The purchase price has been preliminarily allocated to fixed assets, working capital, intangible assets and other liabilities as follows:

Net working capital acquired, exclusive of debt	$20,857

Property, plant and equipment	98,570

Other non-current assets	10,198

Goodwill	101,364

230,989

Assumed debt and other liabilities	(8,234)

Aggregate purchase price	$222,755

      The acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

Divestitures and Net Assets Held for Sale

The Company acquired the Plastics Division, which included Holm, as part of its acquisition of Standard. On April 28, 2000 the Company sold the Winnsboro, South Carolina automotive plastic trim production facility. On June 30, 2000 the Company completed the sale of Holm. The proceeds from the sales of these operations totaled $109,990 and were used primarily to reduce commercial paper borrowings. Net sales and operating losses derived from these sold businesses was $26,057 and $659, respectively, in 1999 and $90,665 and $332, respectively, in 2000.

      The Company is continuing its efforts to sell the remaining extruded plastic trim operations of the Plastics Division. Net assets held for sale related to these operations are included with prepaid expenses, deferred income taxes and other on the December 31, 2000 balance sheet at their estimated fair market value. Results of the remaining operations are immaterial to the Company’s consolidated results of operations.

Restructuring

In connection with the 1999 acquisition of Standard, a restructuring accrual of $12,900 was assumed for employee separation costs and other exit costs relating to a plan for the reorganization and closing of certain manufacturing facilities in Europe. The Company evaluated this plan and determined that an additional accrual of $5,000 was required. The plan calls for the termination of 460 employees, of whom 134 were terminated in 1999 and 303 in 2000. The remaining employee terminations will occur by the end of the second quarter of 2001.

      In addition, the Company accrued $3,200 for employee separation and other exit costs to close Standard’s automotive sealing plant in Kittanning, Pennsylvania. The plan calls for the termination of 160 employees, all of whom were terminated in 2000. Completion of the plan is expected to occur by the end of the second quarter of 2001.

      The following table summarizes the restructuring accruals recorded in the final purchase price allocation:

	Employee	Other
	Separation	Exit
	Costs	Costs	Total

Restructuring accrual for closure of certain European manufacturing facilities	$15,000	$2,900	$17,900

Cash payments in 1999	(900)	(100)	(1,000)

Accrual at December 31, 1999	14,100	2,800	16,900

Restructuring accrual for closure of Kittanning automotive sealing plant	1,900	1,300	3,200

Cash payments in 2000	(13,900)	(1,300)	(15,200)

Accrual at December 31, 2000	$2,100	$2,800	$4,900

      During the fourth quarter of 2000, the Company approved a comprehensive restructuring plan to significantly improve efficiencies and reduce costs throughout its worldwide operations. As a result of this restructuring plan, the Company recorded a pre-tax charge of $34,300, consisting of $25,700 in employee separation costs, $4,100 in other related exit costs and $4,500 in asset impairments. The restructuring plan will affect 22 manufacturing and administrative operations and reduce headcounts by approximately 1,100 employees. The Company has targeted the end of 2001 for full implementation of the plan. The following table summarizes the restructuring accrual recorded in 2000:

	Employee	Other
	Separation	Exit	Asset
	Costs	Costs	Impairments	Total

Original accrual	$25,700	$4,100	$4,500	$34,300

Write-off of assets	—	—	(4,500)	(4,500)

Cash payments	(800)	—	—	(800)

Accrual at December 31, 2000	$24,900	$4,100	$—	$29,000

      Also included in the restructuring costs in the Consolidated Statement of Income is $4,400 of employee separation costs at a tire production facility in the United Kingdom, employee relocation costs at an administrative site in North America and asset relocation and re-launch costs associated with the closing or consolidation of the Kittanning and European manufacturing facilities.

Inventories

Under the LIFO method, inventories have been reduced by approximately $44,783 and $52,476 at December 31, 1999 and 2000, respectively, from current cost which would be reported under the first-in, first-out method. Approximately 76 percent and 68 percent of the Company’s inventories have been valued under the LIFO method at December 31, 1999 and 2000, respectively.

Debt

On September 1, 2000 the Company amended and restated the $350,000 credit agreement with a group of eight banks. The agreement provides up to $150,000 in credit facilities until August 31, 2005 and $200,000 in credit facilities until August 31, 2001 with provisions for extending the agreements beyond these dates upon approval of the bank group. The credit facility supports issuance of commercial paper. Borrowings under this credit facility, including the issuance of commercial paper, amounted to $127,000 at December 31, 2000 which is included in notes payable. The loans may be denominated in either U.S. Dollars or certain other currencies based upon Eurodollar interest rates or the agent bank’s base rate. In addition, the terms of the Credit Agreement permit the Company to request bid rate loans from banks participating in the agreement. Borrowings under the Credit Agreement bear a margin linked to the Company’s long-term credit ratings from Moody’s and Standard & Poor’s. There are no compensating balances required and the facility fees are not material.

      On July 10, 2000 the Company allowed the second $350,000 Credit Agreement with six banks to expire. Management decided that this additional credit facility was no longer needed based on the liquidity and capital resource plans of the Company.

      The Company established a $1,200,000 universal shelf registration in November 1999, of which $400,000 remains available at December 31, 2000. Securities that may be issued under this shelf registration include debt securities, preferred stock, fractional interests in preferred stock represented by depositary shares, common stock, and warrants to purchase debt securities, common stock or preferred stock.

      The 6.55 percent notes are placed directly with three insurance companies and are secured. Principal payments of $12,500 are required each December through 2003.

      The following table summarizes the long-term debt of the Company at December 31, 1999 and 2000:

	1999	2000

7.25% notes due 2002	$225,000	$225,000

7.75% notes due 2009	350,000	350,000

8% notes due 2019	225,000	225,000

7.63% notes due 2027	200,000	200,000

6.55% notes due 2001 through 2003	50,000	37,500

Capitalized leases and other	10,356	14,653

	1,060,356	1,052,153

Less current maturities	13,893	15,193

	$1,046,463	$1,036,960

The maturities of long-term debt through 2005 are as follows:

2001	$15,193

2002	239,521

2003	14,522

2004	730

2005	351

      The Company’s debt agreements require it to maintain, among other things, certain financial ratios. Retained earnings of $300,175 at December 31, 2000 are available for the payment of cash dividends and purchases of the Company’s common shares.

      The weighted average interest rate of notes payable at December 31, 1999 and 2000 was 5.1 percent and 7.2 percent, respectively.

      The Company and its subsidiaries also have, from various banking sources, approximately $38,300 of unused short-term lines of credit at rates of interest approximating euro-based interest rates.

      Interest paid on debt during 1998, 1999 and 2000 was $16,718, $24,140, and $97,177, respectively. The amount of interest capitalized was $1,694, $1,491, and $1,022 during 1998, 1999 and 2000, respectively.

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments as of December 31 are as follows:

	1999		2000

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$71,127	$71,127	$45,795	$45,795

Notes payable	(13,148)	(13,148)	(154,997)	(154,997)

Long-term debt	(1,046,463)	(1,027,843)	(1,036,960)	(920,360)

Derivative financial instruments	493	404	(214)	(214)

      The derivative financial instruments are fair value hedges of foreign currency exposures. Exchange rate fluctuations on the foreign-denominated intercompany loans and obligations are offset by the change in values of these fair value hedges. The notional amount of these derivative instruments at December 31, 1999 and 2000 was $11,301 and $25,400, respectively. The counterparties to each of these agreements are major commercial banks. Management believes that the probability of losses related to credit risk on investments classified as cash and cash equivalents is remote.

Preferred Stock Purchase Right

Each stockholder is entitled to the right to purchase 1/100th of a newly-issued share of Series A preferred stock of the Company, for each common share owned, at an exercise price of $135. The rights will be exercisable only if a person or group (i) acquires beneficial ownership of 15 percent or more of the Company’s outstanding common stock (Acquiring Person), or (ii) subject to extension of the date by the Board of Directors of the Company, commences a tender or exchange offer which upon consummation would result in such person or group beneficially owning 15 percent or more of the Company’s outstanding common stock (ten days following the date of announcement of (i) above, the Stock Acquisition Date).

      If any person becomes an Acquiring Person, or if an Acquiring Person engages in certain self-dealing transactions or a merger transaction in which the Company is the surviving corporation and its common stock remains outstanding, or an event occurs which results in such Acquiring Person’s ownership interest being increased by more than one percent, then each right not owned by such Acquiring Person or certain related parties will entitle its holder to purchase a number of shares of the Company’s Series A preferred stock (or in certain circumstances, Company common stock, cash, property, or other securities of the Company) having a value equal to twice the then current exercise price of the right. In addition, if, following the Stock Acquisition Date, the Company (i) is acquired in a merger or other business combination and the Company is not the surviving corporation, (ii) is involved in a merger or other business combination transaction with another person after which all or part of the Company’s common stock is converted or exchanged for securities, cash or property of any other person, or (iii) sells 50 percent or more of its assets or earning power to another person, each right (except rights that have been voided as described above) will entitle its holder to purchase a number of shares of common stock of the ultimate parent of the Acquiring Person having a value equal to twice the then current exercise price of the right.

      The Company will generally be entitled to redeem the rights at one cent per right, subject to adjustment in certain events, payable in cash or shares of the Company’s common stock at any time until the tenth business day following the Stock Acquisition Date.

Stock-Based Compensation

Stock Options

SFAS No. 123, “Accounting for Stock-Based Compensation” requires, if APB Opinion No. 25 is followed, disclosure of pro forma information regarding net income and earnings per share determined as if the Company accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	1998	1999	2000

Risk-free interest rate	5.5%	5.6%	6.8%

Dividend yield	1.3%	1.5%	1.6%

Expected volatility of the Company’s common stock	.251	.238	.245

Expected life in years	5.0	6.3	5.6

      The weighted-average fair value of options granted in 1998, 1999 and 2000 was $5.84, $6.64, and $3.93, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The Company’s reported and pro forma information follows:

	1998	1999	2000

Net income:

Reported	$126,967	$135,474	$96,734

Pro forma	125,142	132,322	91,514

Basic earnings per share:

Reported	$1.64	$1.79	$1.31

Pro forma	1.61	1.75	1.24

Diluted earnings per share:

Reported	$1.64	$1.79	$1.31

Pro forma	1.61	1.74	1.24

      The Company’s 1998 incentive compensation plan allows the Company to grant awards to key employees in the form of stock options, stock awards, restricted stock units, stock appreciation rights, performance units, dividend equivalents and other awards. The 1981, 1986 and 1996 incentive stock option plans and the 1998 incentive compensation plan provide for granting options to key employees to purchase common shares at prices not less than market at the date of grant. Options under these plans may have terms of up to ten years becoming exercisable in whole or in consecutive installments, cumulative or otherwise. The plans allow the granting of nonqualified stock options which are not intended to qualify for the tax treatment applicable to incentive stock options under provisions of the Internal Revenue Code. Options which were outstanding at December 31, 2000 under these plans have a term of ten years and become exercisable 50 percent after the first year and 100 percent after the second year.

      The 1998 employee stock option plan allowed the Company to make a nonqualified option grant to substantially all of its employees to purchase common shares at a price not less than market at the date of grant. Options granted under this plan have a term of ten years and are exercisable in full beginning three years after the date of grant.

      The Company’s 1991 nonqualified stock option plan provides for granting options to directors, who are not current or former employees of the Company, to purchase common shares at prices not less than market at the date of grant. Options granted under this plan have a term of ten years and are exercisable in full beginning one year after the date of grant.

      Summarized information for the plans follows:

		Weighted
		Average
	Number of	Exercise	Available
	Shares	Price	For Grant

January 1, 1998

Outstanding	756,347	$21.59

Exercisable	460,992	20.58

Granted	1,362,487	20.57

Exercised	(20,750)	10.44

Cancelled	(38,150)	23.41

December 31, 1998			3,931,530

Outstanding	2,059,934	20.99

Exercisable	589,697	21.33

Granted	590,653	22.46

Exercised	(18,294)	14.22

Cancelled	(140,692)	21.82

December 31, 1999			3,435,977

Outstanding	2,491,601	21.34

Exercisable	792,098	21.61

Granted	1,587,075	12.60

Exercised	(29,600)	9.11

Cancelled	(243,880)	19.79

December 31, 2000			1,970,157

Outstanding	3,805,196	17.89

Exercisable	1,083,421	22.01

      The weighted average remaining contractual life of options outstanding at December 31, 2000 is 7.9 years.

      Segregated disclosure of options outstanding at December 31, 2000 is as follows:

	Range of Exercise Prices

	Less	Equal to or
	than $20.00	greater than $20.00

Options outstanding	1,686,826	2,118,370

Weighted average exercise price	$13.03	$21.76

Remaining contractual life	8.7	7.3

Options exercisable	151,251	932,170

Weighted average exercise price	$17.41	$22.76

Restricted Stock Units

Under the 1998 Incentive Compensation Plan, restricted stock units may be granted to officers and other key employees. Deferred compensation related to the restricted stock units is determined based on the fair value of the Company’s stock on the date of grant and is amortized to expense over the vesting period.

      In 1999 the Company granted 49,210 restricted stock units with a weighted average fair value of $16.50 per unit and vesting periods of one to two years. The grants provide for accrual of dividend equivalents. At December 31, 2000, 39,750 restricted stock units were outstanding.

Common Stock

There were 21,522,859 common shares reserved for grants under compensation plans and contributions to the Company’s Thrift and Profit Sharing and Pre-Tax Savings plans at December 31, 2000.

Pensions and Postretirement Benefits Other than Pensions

The Company and its consolidated subsidiaries have a number of plans providing pension, retirement or profit-sharing benefits for substantially all domestic employees. These plans include defined benefit, defined contribution and multi-employer plans. The Company has an unfunded, nonqualified supplemental retirement plan covering certain employees whose participation in the qualified plan is limited by provisions of the Internal Revenue Code. For defined benefit plans, benefits are generally based on compensation and length of service for salaried employees and length of service for hourly employees. The Company’s general funding policy is to contribute amounts deductible for U.S. federal income tax purposes or amounts as required by local statute. Employees of certain of the company’s foreign operations are covered by either contributory or non-contributory trusteed pension plans.

      Participation in the Company’s defined contribution plans is voluntary and participants’ contributions are limited based on their compensation. The Company matches certain plan participants’ contributions up to various limits. Expense for these plans was $10,891, $12,829 and $18,326 for 1998, 1999 and 2000, respectively.

      The Company currently provides certain retiree health care and life insurance benefits covering substantially all domestic salary and hourly employees. If the Company does not terminate such benefits, or modify coverage or eligibility requirements, substantially all of the Company’s domestic employees may become eligible for these benefits upon retirement if they meet certain age and service requirements. The Company has reserved the right to modify or terminate such benefits at any time, subject to applicable terms and conditions contained in union agreements for non-salary participants. In recent years benefit changes have been implemented throughout the Company.

The following tables disclose information related to the Company’s defined benefit plans and other postretirement benefits:

			Other
	Pension Benefits		Postretirement Benefits

	1999	2000	1999	2000

Change in benefit obligation:

Benefit obligation at January 1	$591,436	$736,779	$183,017	$235,676

Acquisition	106,720	—	28,344	—

Service cost – employer	24,872	27,199	4,782	5,420

Service cost – participants	2,423	2,189	—	—

Interest cost	43,668	54,065	14,104	17,473

Actuarial (loss) gain	(10,408)	10,311	16,979	19,200

Amendments	9,233	4,751	770	5,301

Benefits paid	(25,832)	(36,006)	(12,320)	(16,547)

Foreign currency exchange rate effect	(5,333)	(13,263)	—	(604)

Benefit obligation at December 31	$736,779	$786,025	$235,676	$265,919

Change in plans’ assets:

Fair value of plans’ assets at January 1	$572,380	$719,371	$—	$—

Acquisition	100,590	—	—	—

Actual return on plans’ assets	50,374	46,846	—	—

Employer contributions	23,968	16,084	—	—

Participant contributions	2,423	2,189	—	—

Benefits paid	(25,832)	(36,006)	—	—

Foreign currency exchange rate effect	(4,532)	(13,411)	—	—

Fair value of plans’ assets at December 31	$719,371	$735,073	$—	$—

Funded status of the plans	$(17,408)	$(50,952)	$(235,676)	$(265,919)

Unrecognized actuarial loss	37,731	67,899	38,741	56,798

Unrecognized prior service cost	12,998	11,941	819	5,645

Unrecognized net transition obligation	3,549	2,461	—	—

Adjustment for minimum liability	(15,007)	(44,051)	—	—

Net amount recognized	$21,863	$(12,702)	$(196,116)	$(203,476)

Amounts recognized in the balance sheets:

Prepaid expenses and deferred income taxes	$(8,898)	$(14,168)	$—	$—

Intangibles and other assets	47,253	37,631	—	—

Accrued liabilities	(1,396)	(4,043)	(14,789)	(13,301)

Postretirement benefits other than pensions	—	—	(181,327)	(190,175)

Other long-term liabilities	(8,310)	(9,720)	—	—

Accumulated other comprehensive income	(6,786)	(22,402)	—	—

Net amount recognized	$21,863	$(12,702)	$(196,116)	$(203,476)

Assumptions as of December 31:	1999	2000	1999	2000

Discount rate	7.5%	7.5%	7.5%	7.5%

Expected return on plan assets	9.6	9.6	—	—

Rate of compensation increase	5.3	5.3	—	—

      At December 31, 2000 the weighted average assumed annual rate of increase in the cost of health care benefits (health care cost trend rate) was 7.0 percent for 2001, gradually declining to 5.5 percent in 2005 and to remain at that level thereafter.

				Other
	Pension Benefits			Postretirement Benefits

Components of net periodic
benefit cost:	1998	1999	2000	1998	1999	2000

Service cost	$21,892	$24,872	$27,199	$3,682	$4,782	$5,420

Interest cost	38,681	43,668	54,065	12,227	14,104	17,473

Expected return on plan assets	(49,453)	(56,251)	(67,877)	—	—	—

Amortization of transition obligation	1,087	1,088	1,088	—	—	—

Amortization of prior service cost	4,383	5,357	5,902	212	396	475

Recognized actuarial loss	1,951	3,410	3,122	—	244	1,142

Net periodic benefit cost	$18,541	$22,144	$23,499	$16,121	$19,526	$24,510

      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $87,656, $85,989 and $69,233, respectively, at December 31, 1999 and $243,738, $238,364 and $204,077, respectively, as of December 31, 2000.

      Assumed health care cost trend rates for Other Postretirement Benefits have a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One
	Percentage Point

	Increase	Decrease

Increase (decrease) in total service and interest cost components	$440	$(384)

Increase (decrease) in the postretirement benefit obligation	6,580	(5,797)

      The Company has a Voluntary Employees’ Beneficiary Trust and Welfare Benefits Plan (VEBA) to fund health benefits for eligible active and retired domestic employees. The pre-funded amount at December 31, 1999 and 2000 was $14,323 and $15,664, respectively.

Income Taxes

Components of income before income taxes:

	1998	1999	2000

U.S	$204,641	$210,718	$143,426

Foreign	(6,424)	4,779	16,730

Total	$198,217	$215,497	$160,156

      The provision for income taxes consists of the following:

	1998	1999	2000

Current:

Federal	$60,650	$68,678	$53,974

State and local	7,128	8,171	6,789

Foreign	(1,730)	2,938	7,535

	66,048	79,787	68,298

Deferred:

Federal	4,654	(1,082)	(3,998)

State and local	548	1,287	(878)

Foreign	—	31	—

	5,202	236	(4,876)

	$71,250	$80,023	$63,422

A reconciliation of income tax expense to the U.S. statutory rate is as follows:

	1998	1999	2000

Statutory U.S. tax rate	35.0%	35.0%	35.0%

State and local income tax	2.5	2.8	2.4

Nondeductible goodwill	—	0.3	3.4

Tax credits	(0.4)	(1.5)	(2.1)

Other	(1.2)	0.5	0.9

Effective income tax rate	35.9%	37.1%	39.6%

      Payments for income taxes in 1998, 1999 and 2000 were $69,653, $77,961 and $90,683, respectively.

      Deferred tax assets (liabilities) result from differences in the basis of assets and liabilities for tax and financial statement purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	1999	2000

Deferred tax assets:

Other postretirement benefits	$87,648	$99,722

Net operating loss and tax credit carryforwards	18,341	19,319

All other items	23,309	40,739

Total deferred tax assets	129,298	159,780

Deferred tax liabilities:

Property, plant and equipment	(125,113)	(124,185)

Pension benefits	(22,961)	(17,482)

All other items	(39,911)	(35,889)

Total deferred tax liabilities	(187,985)	(177,556)

	(58,687)	(17,776)

Valuation allowance	(18,341)	(19,319)

Net deferred tax liabilities	$(77,028)	$(37,095)

The net deferred tax liabilities in the Consolidated Balance Sheets at December are as follows:

	1999	2000

Current assets	$19,979	$25,352

Non-current liabilities	(97,007)	(62,447)

Net deferred tax liability	$(77,028)	$(37,095)

      The Company has not provided deferred U. S. income taxes on approximately $185,000 of undistributed earnings of international affiliates which have been reinvested indefinitely. It is not practicable to determine the amount of additional U.S. income taxes that could be payable upon remittance of these earnings since taxes payable would be reduced by foreign tax credits based upon income tax laws and circumstances at the time of distribution.

      The Company has recorded a valuation allowance to reflect the estimated potential tax benefits which may not be realized principally due to the inability of certain of its foreign subsidiaries to utilize available net operating loss carryforwards of approximately $47,032. Approximately $35,073 of net operating loss carryforwards were assumed with acquisitions. A valuation allowance was recorded on these purchased net operating loss carryforwards and, to the extent such benefits are realized, the benefits will be recorded as a reduction of goodwill. The Company’s net operating loss carryforwards expire in years 2001 through 2015.

Commitments and Contingent Liabilities

The Company is a defendant in unrelated product liability actions in Federal and state courts throughout the United States in which plaintiffs assert monetary damages. The Company does not believe any liability it may have for these matters will be material to its results of operations, cash flows or financial position.

      The Company has been named in 28 separate class action lawsuits filed against it in 26 separate state courts, plus the Commonwealth of Puerto Rico. One lawsuit purports to represent a national class, while in two others, the proposed class character has been voluntarily withdrawn by amendment. The lawsuits, all of which have been filed under the auspices of the same group of plaintiffs’ attorneys, assert claims under the respective states’ consumer protection and deceptive trade practices statutes, and comparable commercial law and other theories. They allege that the Company used certain materials and procedures in its process of manufacturing steel-belted radial tires which rendered an unspecified percentage of the tires unsafe, and failed to disclosed those practices to purchasers of its tires. The suits are brought on behalf of all persons (excluding those who have sustained personal injury and/or property damage as a result of the alleged unlawful practices) in the respective states who purchased steel-belted radial tires manufactured by the Company from 1985 to the present, and still retain those tires. The lawsuits generally seek, on behalf of each class member, relief sufficient to secure replacement of their tires, statutory, compensatory and punitive damages, and costs and attorneys’ fees. The Company has removed each of the actions to Federal court. Plaintiffs have undertaken a program to have each of the actions remanded to state court, and four of the actions have been remanded. On motion filed by the Company, the Federal Judicial Panel on Multidistrict Litigation has transferred most of the actions remaining in Federal court to the U. S. District Court for the Southern District of Ohio, for consolidated pre-trial handling, and it is expected that additional cases will likewise be transferred.

      The Company believes that substantial defenses, both factual and legal, to the allegations contained in the lawsuits exist, and it intends to contest vigorously the claims made in these lawsuits. Since the litigation is still in its early stages, the Company is as yet unable to make a meaningful assessment of its impact, if any, on the financial condition, cash flow, or results of operations of the Company.

Cumulative Other Comprehensive Loss

The cumulative balances of each component of other comprehensive loss in the accompanying statements of stockholders’ equity are as follows:

	1998	1999	2000

Cumulative currency translation adjustment	$2,481	$793	$(31,240)

Minimum pension liability, net of tax effect	(12,348)	(6,846)	(22,402)

	$(9,867)	$(6,053)	$(53,642)

Accrued Liabilities

Accrued liabilities at December 31 were as follows:

	1999	2000

Payroll	$55,882	$56,666

Real and personal property taxes	16,460	10,682

Other	115,696	153,100

	$188,038	$220.448

Business Segments

The Company has two reportable segments – Tire and Automotive. The Company’s reportable segments are each managed separately because they offer different products requiring different marketing and distribution strategies.

      The Tire segment produces automobile, truck and motorcycle tires and inner tubes which are sold nationally and internationally in the replacement tire market to independent dealers, wholesale distributors and large retail chains and supplies equipment and materials to the tread rubber industry.

      The Automotive segment produces sealing systems, hose and hose assemblies, active and passive vibration control systems and fluid handling systems primarily for the global automotive original equipment manufacturers.

      Automotive revenues derived from two customers approximated $487,000 and $367,000 or 14 percent and 11 percent, respectively, of consolidated net sales in 2000.

      The accounting policies of the reportable segments are consistent with those described in the Significant Accounting Policies note to the financial statements. Corporate administrative expenses are allocated to segments based principally on assets, employees and sales. The following table presents financial information:

	1998	1999	2000

FINANCIAL

Revenues

Tire	$1,444,334	$1,557,110	$1,802,607

Automotive	431,791	643,642	1,698,519

Eliminations and other	—	(4,409)	(28,754)

Consolidated	1,876,125	2,196,343	3,472,372

Segment profit
Tire	155,242	176,389	183,865

Automotive	54,293	62,691	68,616

Operating profit	209,535	239,080	252,481

Other — net	3,906	862	5,136

Interest expense	(15,224)	(24,445)	(97,461)

Income before income taxes	198,217	215,497	160,156

Depreciation and amortization expense
Tire	90,537	100,120	107,886

Automotive	12,660	25,457	80,895

Consolidated	103,197	125,577	188,781

Segment assets

Tire	1,211,819	1,391,340	1,439,221

Automotive	238,467	1,235,966	1,393,854

Corporate and other	90,989	130,339	88,934

Consolidated	1,541,275	2,757,645	2,922,009

Expenditures for long-lived assets

Tire	95,526	111,384	107,598

Automotive	36,007	38,433	93,768

Consolidated	131,533	149,817	201,366

      Geographic information for revenues, based on country of origin, and long-lived assets follows:

	1998	1999	2000

GEOGRAPHIC

Revenues

North America	$1,718,925	$1,995,197	$2,917,048

Europe	157,200	199,397	489,473

Other	—	1,749	65,851

Consolidated	1,876,125	2,196,343	3,472,372

Long-lived assets

United States	800,094	952,063	943,189

United Kingdom	71,774	122,474	118,461

Other	13,414	152,532	223,747

Consolidated	885,282	1,227,069	1,285,397

      Sales from the U. S. amounted to $1,594,352, $1,930,436 and $2,560,604 in 1998, 1999 and 2000, respectively. Shipments of domestically-produced products to customers outside the U. S. approximated seven percent of net sales in 1998 and eight percent of net sales in 1999 and 2000.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Cooper Tire & Rubber Company

      We have audited the accompanying consolidated balance sheets of Cooper Tire & Rubber Company as of December 31, 1999 and 2000, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper Tire & Rubber Company at December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

ERNST & YOUNG LLP

Toledo, Ohio
February 8, 2001

SELECTED QUARTERLY DATA	(Unaudited)
(Dollar amounts in thousands except per-share amounts.)

	1999

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$467,887	$495,352	$531,883	$701,221

Gross profit	85,394	97,336	91,537	111,552

Net income	31,391	37,956	34,600	31,527

Basic and diluted earnings per share	.41	.50	.46	.42

Dividend per share	.105	.105	.105	.105

Stock price – high	22.1250	25.0000	24.4375	18.5000

low	18.3125	18.2500	16.1250	13.2500

Revenues from external customers:

Tire	$352,062	$368,410	$424,310	$412,328

Automotive	115,825	126,942	107,573	293,302

Eliminations and other	—	—	—	(4,409)

Net sales	$467,887	$495,352	$531,883	$701,221

Segment profit:

Tire	$37,197	$46,123	$47,961	$45,108

Automotive	16,105	17,417	9,420	19,749

Operating profit	53,302	63,540	57,381	64,857

Interest expense	(3,903)	(3,596)	(3,710)	(13,236)

Other — net	225	(347)	198	786

Income before income taxes	$49,624	$59,597	$53,869	$52,407

	2000

Net sales	$922,265	$886,652	$843,607	$819,848

Gross profit	134,681	145,279	117,392	135,205

Net income	31,502	35,475	23,420	6,337

Basic and diluted earnings per share	.42	.48	.32	.09

Dividend per share	.105	.105	.105	.105

Stock price –high	16.0000	14.6875	12.7500	10.9375

low	9.5000	11.0625	9.5625	9.1875

Revenues from external customers:

Tire	$445,344	$410,420	$482,039	$464,804

Automotive	484,679	484,925	368,231	360,684

Eliminations and other	(7,758)	(8,693)	(6,663)	(5,640)

Net sales	$922,265	$886,652	$843,607	$819,848

Segment profit:

Tire(a)	$45,109	$42,104	$51,469	$45,183

Automotive (b)	27,096	41,082	8,583	(8,145)

Operating profit	72,205	83,186	60,052	37,038

Interest expense	(23,922)	(25,376)	(23,589)	(24,574)

Other – net	3,359	362	1,915	(500)

Income before income taxes	$51,642	$58,172	$38,378	$11,964

The common stock of the Company (CTB) is traded on the New York Stock Exchange.

(a) Includes $5,674 of restructuring charges, of which $2,648 were in the fourth quarter.

(b) Includes $33,025 of restructuring charges, of which $30,557 were in the fourth

COOPER TIRE & RUBBER COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 1998, 1999 and 2000

		Additions
	Balance at				Balance
	Beginning	Charged	Business	Deductions	at End
	of Year	To Income	Acquisitions	(a)	of Year

Allowance for doubtful accounts:

1998	$4,791,000	$2,029,181	$—	$2,014,181	$4,806,000

1999	$4,806,000	$1,526,904	$3,784,000	$797,904	$9,319,000

2000	$9,319,000	$2,581,865	$3,221,000	$4,121,865	$11,000,000

(a) Accounts charged off during the year, net of recoveries of accounts previously charged off.