Form 10-Q
period 2001-03-31
COOPER TIRE & RUBBER CO
filed 2001-05-14
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

(419) 423-1321 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes (X) No ( )

Number of shares of common stock of registrant outstanding
at April 30, 2001: 72,543,627

1

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per-share amounts)

		March 31,
	December 31,	2001
	2000	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$45,795	$24,881

Accounts receivable, less allowances of $11,000 in 2000 and $11,423 in 2001	588,841	592,650

Inventories at lower of cost (last-in,first-out) or market:

Finished goods	192,357	256,562

Work in process	32,882	31,651

Raw materials and supplies	71,221	59,447

	296,460	347,660

Prepaid expenses and deferred income taxes	100,129	97,456

Total current assets	1,031,225	1,062,647

Property, plant and equipment — net	1,285,397	1,261,934

Goodwill, net of accumulated amortization of $17,237 in 2000 and $21,324 in 2001	439,443	434,521

Intangibles and other assets	165,944	168,959

	$2,922,009	$2,928,061

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Notes payable	$154,997	$158,471

Accounts payable	186,284	213,625

Accrued liabilities	220,448	233,284

Income taxes	29,585	22,674

Current portion of long-term debt	15,193	14,332

Total current liabilities	606,507	642,386

Long-term debt	1,036,960	1,036,960

Postretirement benefits other than pensions	187,748	190,636

Other long-term liabilities	75,791	68,874

Deferred income taxes	62,447	59,186

Stockholders’ equity:

Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—

Common stock, $1 par value; 300,000,000 shares authorized; 83,848,027 shares issued	83,848	83,848

Capital in excess of par value	3,982	3,982

Retained earnings	1,115,389	1,111,420

Cumulative other comprehensive loss	(53,642)	(72,210)

	1,149,577	1,127,040

Less: 11,304,400 common shares in treasury at cost	(197,021)	(197,021)

Total stockholders’ equity	952,556	930,019

	$2,922,009	$2,928,061

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2000 AND 2001
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2000	2001

Net sales	$922,265	$757,614

Cost of products sold	787,339	663,866

Gross profit	134,926	93,748

Restructuring	245	922

Amortization of goodwill	4,212	3,850

Selling, general and administrative	58,264	63,983

Operating profit	72,205	24,993

Interest expense	23,922	23,290

Other-net	(3,359)	(4,115)

Income before income taxes	51,642	5,818

Provision for income taxes	20,140	2,170

Net income	31,502	3,648

Other comprehensive loss:

Currency translation adjustment	(3,941)	(18,568)

Comprehensive income	$27,561	($14,920)

Basic and diluted earnings per share	$.42	$.05

Weighted average number of shares outstanding (000’s)	75,728	72,617

Dividends per share	$.105	$.105

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2000 AND 2001
(UNAUDITED)
(Dollar amounts in thousands)

	2000	2001

Operating activities:

Net income	$31,502	$3,648

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	43,280	41,805

Amortization of goodwill and other intangibles	4,888	5,305

Deferred income taxes	7,147	467

Changes in operating assets and liabilities:

Accounts receivable	(80,512)	(6,766)

Inventories and prepaid expenses	(24,885)	(52,706)

Accounts payable and accrued liabilities	35,381	41,781

Other liabilities	22,316	(19,252)

Net cash provided by operating activities	39,117	14,282

Investing activities:

Property, plant and equipment	(48,700)	(37,724)

Acquisition of businesses	(250,338)	(1,050)

Other	2,022	5,572

Net cash used in investing activities	(297,016)	(33,202)

Financing activities:

Issuance of debt	262,952	56,776

Payment on debt	(16,718)	(52,338)

Purchase of treasury shares	(4,298)	—

Payment of dividends	(7,960)	(7,617)

Issuance of common shares	7	—

Net cash provided by (used in) financing activities	233,983	(3,179)

Effects of exchange rate changes on cash	779	1,185

Changes in cash and cash equivalents	(23,137)	(20,914)

Cash and cash equivalents at beginning of period	71,127	45,795

Cash and cash equivalents at end of period	$47,990	$24,881

Cash payments for interest	$11,832	$11,574

Cash payments for income taxes	$2,486	$1,175

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The consolidated financial statements at March 31, 2001 and for the three-month periods ended March 31, 2000 and 2001 are unaudited and include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and, therefore, do not contain all information and footnotes normally contained in annual financial statements; accordingly, they should be read in conjunction with the Financial Statements and notes thereto appearing in the Annual Report on Form 10-K of the Company for the year ended December 31, 2000.

2.	The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of those to be expected for the year ending December 31, 2001.

3.	Information on the Company’s operating segments is as follows:

	Three months ended March 31

	2000	2001

Revenues from external customers:

Tire Group	$445,344	$388,235

Automotive Group	484,679	376,788

Eliminations	(7,758)	(7,408)

Net sales	$922,265	$757,615

Segment profit:

Tire Group	$45,109	$16,204

Automotive Group	27,096	10,271

Unallocated corporate charges and eliminations(a)	—	(1,482)

Operating Profit	72,205	24,993

Interest expense	23,922	23,290

Other — net	(3,359)	(4,115)

Income before income taxes	$51,642	$5,818

(a)	Beginning in 2001, based upon the current management reporting structure, the Company has identified certain corporate expenses, which are not allocated to its two operating segments.

4.	The Company uses derivative financial instruments to reduce the impact of fluctuations in foreign currency exchange rates on intercompany loans and certain forecasted exposures. The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”-an amendment of FASB Statement No. 133, on December 31, 2000. SFAS No. 133 requires the transition adjustment resulting from adopting these Statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. The transition adjustment to recognize the fair value of derivative instruments as of the date of adoption was not material.

The Company is exposed to market risk, such as changes in currency exchange rates and interest rates. To manage the volatility related to currency exchange exposures, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. For the residual portion, the Company enters into forward exchange contracts and purchased options with maturities of less than 12 months pursuant to the

Company’s policies and hedging practices. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. The Company does not hold or issue derivative financial instruments for trading purposes.

As of March 31, 2001, the Company has $46.2 million of fair value derivative instruments hedging foreign denominated intercompany loans and $33.9 million of cash flow derivative instruments hedging projected sales and purchases in foreign currencies. There were no interest rate derivative instruments hedging interest rate exposures.

The Company recognizes all derivatives on the balance sheet at fair value at the end of each quarter. Changes in the fair value of forward exchange contracts and the intrinsic portion of purchased options, that are designated as and meet all the required criteria for a cash flow hedge, are recorded in accumulated Other Comprehensive Income (Loss) and reclassified into earnings as the underlying hedged item affects earnings. During the quarter ended March 31, 2001, unrealized net gains of approximately $1.1 million related to cash flow derivative instruments were recorded in Other Comprehensive Income (Loss), which is expected to be reclassified into earnings during the next nine months. The hedge ineffectiveness for existing derivative instruments for the quarter ending March 31, 2001 was not material.

The Company’s unprotected exposures to earnings and cash flow fluctuations due to changes in foreign currency exchange rates are not significant at March 31, 2001.

The fair value of long-term debt was lower than the carrying amount by $39.5 million as of March 31, 2001.

5.	The Company is continuing its efforts to sell the remaining extruded plastic trim operations of the Plastics Division. Net assets of $14.8 million related to these operations have been reclassified to Prepaid expenses, deferred income taxes and other on the March 31, 2001 consolidated balance sheet. Results of the remaining operations are immaterial to the consolidated financial position and results of operations.

6.	The Company has an accrual recorded for employee separation and other exit costs relating to a plan for the reorganization and closing of certain manufacturing facilities in Europe and the closure of its automotive sealing plant in Kittanning, PA. As of March 31, 2001, these initiatives are substantially complete. These plans are expected to be completed by the end of the second quarter 2001. The following summarizes the restructuring charges and activity in the accrual account since December 31, 2000:

	Employee	Other
	Separation	Exit
	Costs	Costs	Total

Accrual at 12/31/00	$2,100	$2,800	$4,900

Cash payments	(1,500)	(1,300)	(2,800)

Accrual at 3/31/01	$600	$1,500	$2,100

In the first quarter of 2001, the Company continued its restructuring efforts in order to improve efficiencies and reduce costs throughout its worldwide operations. Approximately 1,100 employees have been targeted for termination and during the quarter 116 employees were terminated, bringing the total to 317 as of March 31, 2001. The following table summarizes the activity in the accrual account since December 31, 2000:

	Employee	Other
	Separation	Exit
	Costs	Costs	Total

Accrual at 12/31/00	$24,900	$4,100	$29,000

Cash payments	(1,000)	—	(1,000)

Accrual at 3/31/01	$23,900	$4,100	$28,000

The restructuring costs of $922,000 included in the Consolidated Statement of Income in the first quarter of 2001 include employee separation costs at a tire production facility in the United Kingdom and asset relocation and re-launch costs associated with the closing or consolidation of North American and European manufacturing facilities.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Consolidated net sales for the three-month period ended March 31, 2001 decreased nearly 18 percent from the comparable period one year ago.

Selling, general and administrative expenses were 8.4 percent of net sales for the quarter, compared to 6.3 percent one year ago, due primarily to lower sales volumes and the inclusion of Siebe for three months in 2001 versus two months in 2000.

Interest expense was $23 million in the first quarter of 2001, compared to $24 million in the same period of 2000, reflecting the lower debt levels.

Other income at $4 million for the quarter increased from $3 million in 2000, reflecting a gain on the sale of assets. This gain was partially offset by increases in foreign currency losses and a decrease in income from unconsolidated subsidiaries.

The effective income tax rate of 37.3 percent in the first quarter of 2001 is lower than the 39.0 percent rate in 2000. This decrease reflects the anticipated effects of global tax planning initiatives to be undertaken in 2001.

Net income was $3.6 million for the first quarter of 2001, $27.9 million lower than the $31.5 million generated for the same period in 2000. Earnings per share were five cents in the quarter. During the first quarter of 2000 earnings per share were 48 cents. The downturn was substantially due to significant reductions in sales in both of the Company’s core businesses.

On October 19, 2000, the Company announced a comprehensive restructuring plan to improve efficiencies and reduce costs throughout its worldwide operations. During the first quarter of 2001, additional non-accruable expenses related to this plan of $922,000 were incurred.

The major portion of the restructuring plan relates to the Automotive Group. The strategic acquisitions of Standard and Siebe were undertaken to create a more dynamic, global automotive parts supplier. The restructuring plan is the result of the Company’s intention at the time of the acquisitions to increase its capabilities and improve asset utilization of the combined business through the closure of several small, inefficient plants, downsizing others and the creation of administrative structures that are designed to eliminate duplication.

Class Action Litigation

The Company has been named in 30 separate class action lawsuits filed against it in 28 separate state courts, plus the Commonwealth of Puerto Rico. One lawsuit purports to represent a national class, while in two others, the proposed class character has been voluntarily withdrawn by amendment. The lawsuits, all of which have been filed under the auspices of the same group of plaintiffs’ attorneys, assert claims under the respective states’ consumer protection and deceptive trade practices statutes, and comparable commercial law and other theories. They allege that the Company used certain materials and procedures in its process of manufacturing steel-belted radial tires which rendered a portion of the tires unsafe, and failed to disclose those practices to purchasers of its tires. The suits are brought on behalf of all persons (excluding those who have sustained personal injury and/or property damage as a result of the alleged unlawful practices) in the respective states who purchased steel-belted radial tires manufactured by the Company from 1985 to the present, and still retain those tires. The lawsuits generally seek, on behalf of each class member, relief sufficient to secure replacement of their tires, statutory, compensatory and punitive damages, costs and attorneys’ fees. The Company has removed each of the actions to Federal court. Plaintiffs have filed motions to have each of the actions remanded to state court, and five of the actions have been remanded. On motion filed by the Company, the Federal Judicial Panel on Multidistrict Litigation has transferred 17 of the actions remaining in Federal court to the U. S. District Court for the Southern District of Ohio for consolidated pre-trial handling. The Company is seeking similar transfer of the rest of the actions and plaintiffs are opposing transfer. Rulings by the Panel are expected in due course.

The litigation remains in its early stages. The Company believes that substantial defenses, both factual and legal, to the allegations contained in the lawsuits exist, and it intends to contest vigorously the claims made in these lawsuits. The Company is unable to make a meaningful assessment of the impact of these lawsuits on its financial condition, cash flow, or results of operations. While the litigation continues in its early stages, the Company is incurring increased legal costs in defending against it.

Business Segments

Tire Group

Sales

Sales for the Tire Group, at $388 million for the first quarter of 2001, decreased $57 million, or 13 percent, from one year ago. Tire unit sales for the quarter decreased 15 percent.

These decreases are due primarily to a soft replacement market in North America, which declined approximately 8 percent on a unit sales basis from the same period a year ago. The market was soft during the quarter due to abnormally high sales in the fourth quarter of 2000 resulting from the Firestone recall and advance buying ahead of announced price increases by the industry which took effect on January 1, 2001. The reallocation of excess production capacity to the replacement market by tiremakers serving the original automotive equipment market, where sales slowed significantly during the quarter, exacerbated the impact of the soft market on the Company.

Sales in the commercial tire business were lower than in the same period last year, reflecting the loss of a major tread rubber customer late in 2000 and continued weakness in the commercial trucking industry.

Sales of the Group’s European operations increased four percent from one year ago, reflecting increased demand for Avon brand products in the U.K. and U.S. replacement tire markets, due to improved product development and marketing efforts.

As the impact of the Firestone recall and advance buying in the fourth quarter of 2000 abate, the Company expects sales levels of replacement tires to rebound over the remainder of the year. The extent of any rebound is, however, dependent upon general economic conditions.

Operating Profit

Operating profit decreased 64 percent from $45 million in the first quarter of 2000 to $16 million in 2001. Operating margin was 4.2 percent for the quarter of 2001, a decrease from 10.1 percent in 2000.

The decline in margin during the quarter is attributable to lower sales volumes combined with the effects of higher raw material and energy costs, due primarily to increases in the price of petroleum, and certain employee benefit costs. In addition, product liability provisions and costs associated with the Company’s defense of the previously disclosed class action litigation and other related costs impacted the Group’s operating profit by $12 million.

Margins in the first quarter reflect more favorable product mix and some benefit from the price increases implemented effective January 1, 2001 for the Group’s North American tire products. However, the North American replacement tire market is being inundated with product produced using capacity intended to serve the automotive original equipment market, which has declined significantly in recent months. We believe certain of the Company’s competitors priced their products consistent with their strategy to push this production through their distribution systems during the quarter. This strategy did impact the Group’s sales volume and therefore its financial results in the quarter. The Company anticipates that this situation is likely to abate as the year progresses.

The companies in the tire industry, including the Company, have announced plans to curtail tire production through plant shutdowns and other measures in an effort to balance inventories to customer demand. The Company extended scheduled Easter holiday shutdowns at most of its tire manufacturing facilities and plans similar curtailment actions over the next several months. The Company intends that these actions, coupled with a stabilization of the market as the impact of the Firestone recall abates and an increase in automotive original equipment production, will allow current pricing levels for the segment’s products to be maintained.

Automotive Group

Sales

Sales for the Automotive Group decreased from $485 million in the first quarter of 2000 to $377 million in 2001. Sales were adversely affected by a decline of more than 16 percent in light vehicle production in North America from the levels of last year’s first quarter. In addition, $48 million, or 44%, of the sales decline reflected the absence of revenues from Holm Industries, Inc. and the Winnsboro, South Carolina plastic trim facility, both of which were sold during the second quarter of last year. The Group’s sales volumes in Europe were unchanged from the same quarter last year. The fluid handling business of Siebe, acquired at the end of January 2000, is included for a full quarter this year versus two months in 2000, resulting in a contribution of approximately $25 million to sales in the first quarter of 2001.

Automotive Group sales are expected to increase in the second quarter. The substantial reduction in North American light vehicle production in the first quarter has reduced new car inventories to normal levels, which should result in an increase in second quarter production levels in the industry. The extent of any increase is dependent on general economic conditions, and to some extent, the share of the North American market held by General Motors, Ford and the Chrysler unit of Daimler-Chrysler. The declining market share held by those three companies has had an adverse impact on the sales of the Automotive Group, which has a majority of its business with those three companies.

Operating Profit

Operating profit decreased 62 percent from $27 million in the first quarter of 2000 to $10 million for the same period in 2001. Operating margin was 2.7 percent in the first quarter, decreasing from 5.6 percent in the first quarter of last year.

Reduced North American light vehicle production levels during the first quarter are responsible for the lower operating profit. Despite efforts by the Automotive Group to adjust its cost structure to lower production levels, the rapid decline in production and the erratic nature of production schedules in the quarter made it impossible for the Group to maintain its previous margins on its products. Results were also adversely impacted by losses incurred at one of the Group’s operations in Mexico due to extremely low volumes for the Pontiac Aztek, the only vehicle for which sealing systems are produced at that operation. However, the operations of the Group’s other sealing plant in Mexico, where components for the popular PT Cruiser are manufactured, offset a portion of those losses.

The Group’s international sealing business was profitable during the quarter, whereas it lost money during the first quarter of 2000. The impact of the completion of a plant closure in France, significantly improved volumes in Brazil, and the elimination of duplicative administrative structures in the European organization were the reasons for the significant improvement in performance over last year. In consultation with local works councils and employee representatives, where appropriate, the Group intends to further restructure its operations in Europe in order to create a substantially leaner organization.

In addition to the restructuring plan, the Group further reduced its North American costs in the quarter through other personnel reductions and cost saving initiatives, as part of an aggressive program to reduce controllable costs in all areas of its business. The Company believes these initiatives will greatly improve the efficiencies of its operations and, as a result, increase its profitability.

As automobile production levels stabilize and perhaps even improve in North America over first quarter levels, the Company expects its operating margins to improve, especially as the continuing implementation of its restructuring initiatives reduces its cost structure.

Operating profit in the first quarter of 2000 was adversely affected by production difficulties experienced at Standard’s automotive plastic trim facility in Winnsboro, SC. That facility was sold on April 28, 2000. Operating profit was also adversely affected in the first quarter of 2000 by ongoing costs related to continued efforts to downsize the Company’s workforce in France. The Company substantially completed the closure of this facility at the end of March last year.

Liquidity and Capital Resources

Working capital at $420 million is down from December 31, 2000 and up from March 31, 2000. The current ratio of 1.7 remains the same as at December 31, 2000 and represents an increase from 1.5 at March 31, 2000. Debt, as a percent of total capitalization, is 56.5 percent as of March 31, 2001 compared to 57.3 percent one year previously.

Net cash provided by operating activities, at $14.3 million during the first three months of 2001 is $24.8 million lower than in the three-month period one year ago. Net income, adjusted for non-cash charges, decreased $35.6 million, while changes in operating assets and liabilities generated $10.8 million more cash than in 2000.

Net cash used in investing activities during the three months of 2001 reflect capital expenditures of $38 million compared to $49 million for the same period in 2000. Activity in both the 2001 and 2000 quarters reflect expenditures related to the acquisition of Siebe. The Company completed the purchase of certain assets of Siebe’s subsidiary in India in March 2001. This transaction had been delayed due to regulatory requirements in India.

Financing activities for the three-month period of 2001 used cash of $3.2 million. During the quarter one year ago, the Company purchased 924,000 of its common shares at a cost of $4.3 million and borrowed for the acquisition of Siebe. The Company paid dividends of $7.6 million during the 2001 quarter and $8.0 million in the 2000 quarter.

The Company expects that, given current business projections, adequate liquidity will be provided by cash flows from operations and its credit facilities to fund debt service obligations, capital expenditures, dividends on its common shares and normal working capital requirements during 2001.

Outlook

The Company’s current expectation for the second quarter of 2001 is a reduction in earnings per share of approximately 40 percent to 50 percent from the 48 cents per share earned in the second quarter of 2000. This expectation is attributable to lower sales volumes in the Automotive Group, increased provisions related to product liability and costs associated with the Company’s defense of the class action litigation described herein, continued increases in energy costs and production curtailments in the Tire Group. The quarter is expected to reflect the benefit of improved sales volumes in the Tire Group, as those special factors which affected first quarter sales lessen. In addition, second quarter earnings projections assume that current replacement tire pricing will substantially hold.

Forward-Looking Statements

This report contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding expectations for future financial performance, which involve uncertainty and risk. It is possible that the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to: changes in economic and business conditions in the world, increased competitive activity, the failure to achieve expected sales levels, consolidation among the Company’s competitors and customers, technology advancements, unexpected costs and charges, fluctuations in raw material and energy prices, changes in interest and foreign exchange rates, regulatory and other approvals, the cyclical nature of the automotive industry, the loss of a major customer or program, risks associated with integrating the operations of The Standard Products Company and Siebe Automotive, and the failure to achieve synergies or savings anticipated in both acquisitions, risks associated with the restructuring plan and the failure to achieve the savings anticipated from the restructuring, litigation brought against the Company, including the litigation described under “Class Action Litigation” herein and previously described in the Company’s periodic filings with the U. S. Securities and Exchange Commission, and other unanticipated events and conditions.

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

Further information covering issues that could materially affect financial performance is contained in the Company’s periodic filings with the U. S. Securities and Exchange Commission.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, such as changes in currency exchange rates and interest rates. To manage the volatility related to currency exchange exposures, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. For the residual portion, the Company enters into forward exchange contracts and purchased options with maturities of less than 12 months pursuant to the Company’s policies and hedging practices. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. The Company does not hold or issue derivative financial instruments for trading purposes.

As of March 31, 2001, the Company has $46.2 million of fair value derivative instruments hedging foreign denominated intercompany loans and $33.9 million of cash flow derivative instruments hedging projected sales and purchases in foreign currencies. There were no interest rate derivative instruments hedging interest rate exposures.

The Company recognizes all derivatives on the balance sheet at fair value at the end of each quarter. Changes in the fair value of forward exchange contracts and the intrinsic portion of purchased options, that are designated as and meet all the required criteria for a cash flow hedge, are recorded in accumulated Other Comprehensive Income (Loss) and reclassified into earnings as the underlying hedged item affects earnings. During the quarter ended March 31, 2001, unrealized net gains of approximately $1.1 million related to cash flow derivative instruments were recorded in Other Comprehensive Income (Loss), which is expected to be reclassified into earnings during the next nine months. The hedge ineffectiveness for existing derivative instruments for the quarter ending March 31, 2001 was not material.

The Company’s unprotected exposures to earnings and cash flow fluctuations due to changes in foreign currency exchange rates are not significant at March 31, 2001.

The fair value of long-term debt was lower than the carrying amount by $39.5 million as of March 31, 2001.

The Company has estimated its market risk exposures using sensitivity analysis. These analyses measure the potential loss in future earnings, cash flows or fair values of market sensitive instruments resulting from a hypothetical ten percent change in interest rates or foreign currency exchange rates.

A ten percent decrease in interest rates would adversely affect the fair value of the Company’s fixed-rate long-term debt by approximately $55.2 million at March 31, 2001. A ten percent increase in the interest rates for the Company’s floating rate long-term debt obligations would not be material to the Company’s results of operations and cash flows.

The Company’s exposure to changes in interest rates from short-term notes payable is not significant as such notes, which are not material to its financial position at March 31, 2001, are issued at current market rates.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

The Company has been named in 30 separate class action lawsuits filed against it in 28 separate state courts, plus the Commonwealth of Puerto Rico. One lawsuit purports to represent a national class, while in two others, the proposed class character has been voluntarily withdrawn by amendment. The lawsuits, all of which have been filed under the auspices of the same group of plaintiffs’ attorneys, assert claims under the respective states’ consumer protection and deceptive trade practices statutes, and comparable commercial law and other theories. They allege that the Company used certain materials and procedures in its process of manufacturing steel-belted radial tires which rendered a portion of the tires unsafe, and failed to disclose those practices to purchasers of its tires. The suits are brought on behalf of all persons (excluding those who have sustained personal injury and/or property damage as a result of the alleged unlawful practices) in the respective states who purchased steel-belted radial tires manufactured by the Company from 1985 to the present, and still retain those tires. The lawsuits generally seek, on behalf of each class member, relief sufficient to secure replacement of their tires, statutory, compensatory and punitive damages, costs and attorneys’ fees. The Company has removed each of the actions to Federal court. Plaintiffs have filed motions to have each of the actions remanded to state court, and five of the actions have been remanded. On motion filed by the Company, the Federal Judicial Panel on Multidistrict Litigation has transferred 17 of the actions remaining in Federal court to the U. S. District Court for the Southern District of Ohio, for consolidated pre-trial handling. The Company is seeking similar transfer of the rest of the actions and plaintiffs are opposing transfer. Rulings by the Panel are expected in due course.

The Company believes that substantial defenses, both factual and legal, to the allegations contained in the lawsuits exist, and it intends to contest vigorously the claims made in these lawsuits. While the Company is unable to make a meaningful assessment of the impact of these lawsuits on its financial condition, cash flow, or results of operations, the Company is incurring increased legal costs in defending against this litigation.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company’s Annual Meeting of Stockholders was held on May 1, 2001.

(b)	All of the nominees for directors, as listed below under (c) and on page 2 of the Company’s Proxy Statement dated March 20, 2001, were elected. The following directors have terms of office which continued after the meeting.

Edsel D. Dunford	John F. Meier

John Fahl	Ronald L. Roudebush

Deborah M. Fretz	John H. Shuey

Dennis J. Gormley

(c)	A description of each matter voted upon at that meeting is contained on pages 2 and 7 through 14 of the Company’s Proxy Statement dated March 20, 2001, which pages are incorporated herein by reference.

      The number of votes cast by common stockholders with respect to each matter is as follows:

      Election of directors

	Term	Affirmative	Withheld
	Expiration	Votes	Votes

Arthur H. Aronson	2004	62,593,699	4,685,452

Thomas A. Dattilo	2004	62,638,623	4,640,528

Byron O. Pond	2004	62,721,977	4,557,174

      Proposal to approve and adopt the 2001 Incentive Compensation Plan. The votes that had been submitted on the proposal were as follows:

Affirmative Votes	43,456,548

Negative Votes	11,685,927

Abstentions	489,058

Broker Non-Votes	11,557,618

      Stockholder proposal requesting declassification of the Board of Directors and establishment of annual elections of directors. The votes that had been submitted on the proposal were as follows:

Affirmative Votes	29,350,592

Negative Votes	25,507,665

Abstentions	863,276

Broker Non-Votes	11,557,618

Item 6(a). EXHIBITS.

(10)(i)	Credit Agreement dated as of September 1, 2000 by and among Cooper Tire & Rubber Company, a Delaware Corporation, and the Banks and PNC Bank, National Association, as agent for the Banks

(10)(ii)	Amendment No. 1 to the Credit Agreement dated as of March 27, 2001 by and among Cooper Tire & Rubber Company, a Delaware Corporation, and the Banks and PNC Bank, National Association, as agent for the Banks

Item 6(b). REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER TIRE & RUBBER COMPANY

/S/ P. G. Weaver

P. G. Weaver Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ E. B. White

E. B. White Corporate Controller (Principal Accounting Officer)

May 11, 2001
      (Date)