Form 10-Q
period 2001-06-30
COOPER TIRE & RUBBER CO
filed 2001-07-27
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes (X)       No (    )

Number of shares of common stock of registrant outstanding
at June 29, 2001: 72,547,877

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per-share amounts)

		June 30,
	December 31,	2001
	2000	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$45,795	$20,733

Accounts receivable, less allowances of $13,292 in 2000 and $12,355 in 2001	588,841	607,639

Inventories at lower of cost (last-in, first-out) or market:

Finished goods	192,357	254,988

Work in process	32,882	29,535

Raw materials and supplies	71,221	55,890

	296,460	340,413

Prepaid expenses and deferred income taxes	100,129	89,865

Total Current assets	1,031,225	1,058,650

Property, plant and equipment — net	1,285,397	1,251,287

Goodwill, net of accumulated amortization of $10,411 in 2000 and $25,296 in 2001	439,443	431,771

Intangibles and other assets	165,944	168,124

	$2,922,009	$2,909,832

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Notes payable	$154,997	$150,593

Accounts payable	186,284	208,478

Accured liabilities	220,448	214,194

Income taxes	29,585	24,416

Current portion of long-term debt	15,193	14,131

Total current liabilites	606,507	611,812

Long-term debt	1,036,960	1,036,735

Postretirement benefits other than pensions	187,748	192,339

Other long-term liabilities	75,791	66,672

Deferred income taxes	62,447	59,741

Stockholders’ equity:

Preferred stock, $1 par value; 5,000,000 shares	—	—

authorized; none issued Common stock, $1 par value; 300,000,000 shares authorized; 83,848,027 shares issued in 2000 and 83,851,777 shares issued in 2001	83,848	83,852

Capital in excess of par value	3,982	4,022

Retained earnings	1,115,389	1,122,140

Cumulative other comprehensive loss	(53,642)	(70,469)

	1,149,577	1,139,545

Less: 11,304,400 common shares in treasury at cost in 2000 and 11,303,900 in 2001	(197,021)	(197,012)

Total stockholders’ equity	952,556	942,533

	$2,922,009	$2,909,832

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2000 and 2001
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2000	2001

Net sales	$886,652	$829,040

Cost of products sold	738,900	714,953

Gross profit	147,752	114,087

Restructuring	2,473	2,150

Amortization of goodwill	4,471	3,981

Selling, general and administrative	57,622	59,012

Operating profit	83,186	48,944

Interest expense	25,376	23,364

Other-net	(362)	(3,667)

Income before income taxes	58,172	29,247

Provision for income taxes	22,697	10,909

Net income	35,475	18,338

Other comprehensive gain/(loss):

Currency translation adjustment	(16,160)	1,741

Comprehensive income	$19,315	$20,079

Basic and diluted earnings per share	$0.48	$0.25

Weighted average number of

shares outstanding (000’s)	73,678	72,624

Dividends per share	$0.105	$0.105

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2000 AND 2001
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2000	2001

Net sales	$1,808,917	$1,586,654

Cost of products sold	1,526,239	1,379,949

Gross profit	282,678	206,705

Restructuring	2,718	3,072

Amortization of goodwill	8,683	7,831

Selling, general and administrative	115,886	121,865

Operating profit	155,391	73,937

Interest expense	49,298	46,654

Other-net	(3,721)	(7,782)

Income before income taxes	109,814	35,065

Provision for income taxes	42,837	13,079

Net income	66,977	21,986

Other comprehensive loss:

Currency translation adjustment	(20,101)	(16,827)

Comprehensive income	$46,876	$5,159

Basic and diluted earnings per share	$0.90	$0.30

Weighted average number of shares outstanding (000’)s	74,703	72,620

Dividends per share	$0.210	$0.210

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2000 AND 2001
(UNAUDITED)
(Dollar amounts in thousands)

	2000	2001

Operating activities:

Net income	$66,977	$21,986

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	85,473	84,647

Amortization of goodwill and other intangibles	10,042	10,585

Deferred income taxes	4,315	755

Changes in operating assets and liabilities:

Accounts receivable	(109,710)	(22,994)

Inventories and prepaid expenses	(60,477)	(35,874)

Accounts payable and accrued liabilities	35,970	18,696

Other liabilities	10,494	(13,716)

Net cash provided by operating activities	43,084	64,085

Investing activities:

Property, plant and equipment	(100,224)	(76,681)

Acquisition of business	(222,756)	(1,050)

Other	110,663	8,526

Net cash used in investing activities	(212,317)	(69,205)

Financing activities:

Issuance of debt	310,152	86,345

Payment on debt	(137,315)	(91,536)

Purchase of treasury shares	(37,525)	—

Payment of dividends	(15,711)	(15,234)

Issuance of common shares	230	47

Net cash provided by (used in) financing activities	119,831	(20,378)

Effects of exchange rate changes on cash	3,269	436

Changes in cash and cash equivalents	(46,133)	(25,062)

Cash and cash equivalents at beginning of period	71,127	45,795

Cash and cash equivalents at end of period	$24,994	$20,733

Cash payments for interest	$47,807	$45,063

Cash payments for income taxes	$51,552	$2,225

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The consolidated financial statements at June 30, 2001 and for the three-month and six-month periods ended June 30, 2000 and 2001 are unaudited and include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and, therefore, do not contain all information and footnotes normally contained in annual financial statements; accordingly, they should be read in conjunction with the Financial Statements and notes thereto appearing in the Annual Report on Form 10-K of the Company for the year ended December 31, 2000.

2.	The results of operations for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of those to be expected for the year ending December 31, 2001.

Certain amounts reported as selling, general and administrative expenses in the first quarter of 2001 have been reclassified to Cost of products sold on the Consolidated Statement of Income during the second quarter of 2001 to conform to the prior year presentation.

3.	Information on the Company’s operating segments is as follows:

	Three months ended		Six months ended
	June 30		June 30

	2000	2001	2000	2001

Net Sales

Tire	$410,420	$433,438	$855,764	$821,673

Automotive	484,925	403,623	969,604	780,411

Eliminations	(8,693)	(8,021)	(16,451)	(15,430)

Net sales	$886,652	$829,040	$1,808,917	$1,586,654

Segment profit:

Tire	$42,104	$26,527	$87,213	$42,731

Automotive	41,082	23,659	68,178	33,930

Unallocated corporate charges and eliminations(a)	—	(1,242)	—	(2,724)

Operating profit	83,186	48,944	155,391	73,937

Interest expense	(25,376)	(23,364)	(49,298)	(46,654)

Other — net	362	3,667	3,721	7,782

Income before income taxes	$58,172	$29,247	$109,814	$35,065

(a) Beginning in 2001, based upon the current management reporting structure, the Company has identified certain corporate expenses, which are not allocable to its two operating segments.

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

As of June 30, 2001, the Company has $45.9 million of fair value derivative instruments hedging foreign denominated intercompany loans and $64.6 million of cash flow derivative instruments hedging projected sales and purchases in foreign currencies. There were no interest rate derivative instruments hedging interest rate exposures.

The Company recognizes all derivatives on the balance sheet at fair value at the end of each quarter. Changes in the fair value of forward exchange contracts and the intrinsic portion of purchased options, that are designated as and meet all the required criteria for a cash flow hedge, are recorded in accumulated Other Comprehensive Income (Loss) and reclassified into earnings as the underlying hedged item affects earnings. During the quarter ended June 30, 2001, unrealized net gains of approximately $726,000 related to cash flow derivative instruments were recorded in Other Comprehensive Income (Loss), which is expected to be reclassified into earnings during the next nine months. The hedge ineffectiveness for existing derivative instruments for the quarter ending June 30, 2001 was not material.

The Company’s unprotected exposures to earnings and cash flow fluctuations due to changes in foreign currency exchange rates are not significant at June 30, 2001.

The fair value of long-term debt approximated the $1.0 billion carrying amount as of June 30, 2001.

5.	The Company is continuing its efforts to sell the remaining extruded plastic trim operations of the Plastics Division. Net assets of $8.7 million related to these operations have been reclassified to Prepaid expenses, deferred income taxes and other on the June 30, 2001 consolidated balance sheet. Results of the remaining operations are immaterial to the consolidated financial position and results of operations.

6.	The Company has an accrual recorded for employee separation and other exit costs relating to a plan for the reorganization and closing of certain manufacturing facilities in Europe and the closure of its automotive sealing plant in Kittanning, PA. As of June 30, 2001, these initiatives are substantially complete. The manufacturing facilities have been vacated and are in the process of being sold. There are four individuals remaining under the reorganization portion of this accrual. The following summarizes the activity for these initiatives since December 31, 2000:

	Employee	Other
	Separation	Exit
	Costs	Costs	Total

Accrual at 12/31/00	$2,100	$2,800	$4,900

Cash payments	(2,000)	(1,800)	(3,800)

Accrual at 6/30/01	$100	$1,000	$1,100

The Company also continued its restructuring efforts under the initiatives announced in the fourth quarter of 2000 to improve efficiencies and reduce costs throughout its worldwide operations. Approximately 1,100 employees were targeted for termination and during the first six months 412 employees were terminated, bringing the total to 613 as of June 30, 2001. The following table summarizes the activity for these initiatives since December 31, 2000:

	Employee	Other
	Separation	Exit
	Costs	Costs	Total

Accrual at 12/31/00	$24,900	$4,100	$29,000

Cash payments	(4,800)	(200)	(5,000)

Accrual at 6/30/01	$20,100	$3,900	$24,000

The restructuring costs of $3.1 million included in the Consolidated Statement of Income in the first half of 2001 include employee separation costs at a tire production facility in the United Kingdom and asset relocation and re-launch costs associated with the closing or consolidation of North American and European manufacturing facilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Consolidated net sales for the three-month and six-month periods ended June 30, 2001 decreased 6.5 percent and 12.3 percent, respectively, from the comparable periods one year ago.

Selling, general and administrative expenses increased 2.4 percent in the second quarter of 2001 from the comparable quarter of 2000 and 5.2 percent during the first six months of 2001 compared to the same period in 2000. The increase in expense for the first six months of 2001 reflects professional fees for tax and other cost savings initiatives and the inclusion of Siebe for six months in 2001 compared to five months in 2000.

As a percent of net sales, selling, general and administrative expenses during the second quarter were 7.1 percent in 2001 and 6.5 percent in 2000, and for the first six months were 7.7 percent in 2001 and 6.4 percent in 2000. These increases are due primarily to lower sales volumes.

Certain amounts reported as selling, general and administrative expenses in the first quarter of 2001 have been reclassified to Cost of products sold on the Consolidated Statement of Income during the second quarter of 2001 to conform to the prior year presentation.

Interest expense was $23 million in the second quarter of 2001, compared to $25 million in the comparable period of 2000, reflecting slightly lower debt levels in 2001. For the first six months of 2001, interest expense was $47 million, versus $49 million in the comparable period last year.

Other income at $4 million for the quarter increased from $360 thousand in 2000, reflecting a gain on the sale of a tire distribution warehouse and foreign currency gains in 2001, as opposed to foreign currency losses incurred in 2000. Other income for the six-month period is $7.8 million in 2001 compared to $3.7 million last year. This increase is primarily the result of gains on sales of assets.

The effective income tax rate of 37.3 percent for both the second quarter and the first six months of 2001 is lower than the 39.0 percent rate for the comparable periods in 2000. This decrease reflects the anticipated effects of global tax planning initiatives being undertaken in 2001.

Net income was $18.3 million for the second quarter of 2001, or 25 cents per share, $17.2 million lower than the $35.5 million or 48 cents per share, generated for the same period in 2000. For the six months ended June 30, 2001, net income was $22 million, or 30 cents per share, compared to $67 million, or 90 cents per share, in the same period last year. The downturn was substantially due to reductions in sales in both of the Company’s core businesses, provisions related to tire product liability and costs associated with the Company’s defense of the class action litigation described under “Class Action Litigation” below.

On October 19, 2000, the Company announced a comprehensive restructuring plan, principally affecting the Automotive Group, to improve efficiencies and reduce costs throughout its worldwide operations. During the second quarter of 2001, additional non-accruable expenses related to this plan of $2.1 million were incurred bringing the total for the six months to $3.1 million. The restructuring plan is the result of the Company’s determination to improve the asset utilization of its combined automotive businesses through the closure of several small, inefficient plants, workforce reductions at others, and the creation of administrative structures that are designed to eliminate duplication.

Class Action Litigation

The Company has pending against it 30 separate class action lawsuits and two individual lawsuits with similar allegations filed in 30 separate state courts, plus the Commonwealth of Puerto Rico. One of the class action lawsuits purports to represent a national class. The lawsuits, all of which have been filed under the auspices of the same group of plaintiffs’ attorneys, assert claims under the respective states’ consumer protection and deceptive trade practices statutes, and comparable commercial law and other theories. They allege that the Company used certain materials and procedures in its process of manufacturing steel-belted radial tires which rendered a portion of the tires unsafe, and failed to disclose those practices to purchasers of its tires. The suits are brought on behalf of all persons (excluding those who have sustained personal injury and/or property damage as a result of the alleged unlawful practices) in the respective states who purchased steel-belted radial tires manufactured by the Company from 1985 to the present, and still retain those tires. The lawsuits generally seek, on behalf of each class member, relief sufficient to secure replacement of their tires, statutory, compensatory and punitive damages, costs and attorneys’ fees. The Company has removed each of the actions to Federal court. Plaintiffs have filed, or in more recent cases are expected to file, motions to have each of the actions remanded to state court, and five of the actions have been remanded. On motion filed by the Company, the Federal Judicial Panel on Multidistrict Litigation has transferred 17 of the actions remaining in Federal court to the U. S. District Court for the Southern District of Ohio

for consolidated pre-trial handling. The Company is seeking similar transfer of the rest of the actions pending in Federal court and plaintiffs are opposing transfer. Rulings by the Panel are expected in due course.

The Company believes that substantial defenses, both factual and legal, to the allegations contained in the lawsuits exist, and it intends to contest vigorously the claims made in these lawsuits. The costs related to both product liability and to the defense of the class action lawsuits are expected to remain at approximately the same levels which occurred in the second quarter. The Company is unable to make a meaningful assessment of the impact of these lawsuits on its financial condition, cash flow, or results of operations beyond its third quarter projection for the cost of defense.

Business Segments

Tire Group

Sales

Sales for the Tire Group, at $433 million set a new second quarter record, increasing $23 million, or 5.6 percent, from the same quarter one year ago. Tire unit sales for the quarter increased six percent. Net sales for the six-month period were $822 million, down four percent from $856 million in 2000. Unit sales for the six months are down five percent from the first six months of 2000. Sales for both the quarter and six-month periods of 2001 benefited from improvements in pricing and product mix.

The sales increase in the second quarter occurred late in the quarter. Purchases by customers in advance of a price increase announced in May is partially responsible for this sales improvement. The Group’s sales increase also benefits from comparison with the second quarter of 2000 when sales were soft due to advance buying in last year’s first quarter ahead of a price increase to take effect on April 1, 2000. In addition, sales improved somewhat from the first quarter of 2001 due to an abatement of several conditions that adversely impacted first quarter sales. These included abnormally high sales in the fourth quarter of 2000 resulting from the Firestone recall, advance buying ahead of a January 1, 2001 price increase, and the reallocation of excess production capacity to the replacement market by tiremakers serving the original automotive equipment market.

Sales of the Group’s European operations increased four percent from both last year’s second quarter and six-month periods. These improvements reflect increased demand for Avon brand products in both the U.K. and U.S. replacement tire markets due to aggressive product development and marketing efforts.

Sales of the commercial tire division, which includes the Group’s retread business, were lower than in the same periods last year, reflecting the loss of a major tread rubber customer late in 2000 and continued weakness in the commercial trucking industry where recessionary conditions have prevailed since late last year. In July 2001, the Company acquired certain assets of the tire retread business of The Hercules Tire & Rubber Company which has exited the retread business. This purchase, which totaled approximately $6 million, is expected to increase sales in the Group’s commercial tire division as it commences shipment of retread products to customers formerly served by Hercules.

Operating Profit

Operating profit decreased 37 percent from $42 million in the second quarter of 2000 to just under $27 million in 2001. Operating margin was 6.1 percent for the second quarter of 2001, a decrease from 10.3 percent in 2000. For the six-month period, operating profit was $43 million in 2001, a decrease of 51 percent from $87 million in the first six months of 2000. Operating margin of 5.2 percent in the first six months of 2001 is down from the 10.2 percent level achieved in the same period of 2000.

The decline in margin during the quarter is attributable to less efficient plant operations resulting from reduced production levels as the Group took steps to reduce its inventories, higher energy costs and certain employee benefit costs. In addition, product liability provisions and the cost of defending against the previously disclosed class action litigation impacted the Group’s second quarter operating profit by $13 million, an increase of $11 million from last year’s second quarter. Margins in the second quarter were helped by a more favorable product mix and price increases implemented in North America during the first quarter.

The decline in margin for the six-month period is attributable to the above factors combined with lower sales volumes. Product liability provisions and costs associated with defending against the class action litigation totaled $28 million for the first six months of 2001 as compared to $5 million, all of which was attributable to product liability costs, during the comparable period one year ago.

The Tire Group has announced price increases of up to five percent on all its tire products, to take effect during the third quarter. Other companies in the tire industry have also announced price increases which are expected to take effect in the third quarter.

Tire inventories are being reduced due to improved sales volumes, production curtailments and other measures. The Group intends to continue its initiatives in the third quarter to reduce inventories, although further plant shutdowns are not presently contemplated. The Group believes that aggressive inventory management is important to improving its operating performance.

Automotive Group

Sales

Sales for the Automotive Group decreased from $485 million in the second quarter of 2000 to $404 million in 2001, a decline of 16.8 percent. For the first six months of 2001, sales were $780 million, down 19.5 percent from $970 million in the first six months of 2000. Approximately 50 percent of the decline over both the second quarter and the first six months of 2001 is attributable to the absence of revenues from Holm Industries, Inc. and the plastics operations at Winnsboro, South Carolina, both of which were sold during the second quarter of 2000.

Sales were also adversely affected by a decline of 10 percent in light vehicle production in North America from the levels of last year’s second quarter, and a decrease of nearly 13 percent in the year’s first six months over the same period last year.

Automotive Group sales in 2001 increased in the second quarter from first quarter levels. The substantial reduction in North American light vehicle production in the first quarter, and stronger second quarter vehicle sales, reduced new car inventories to normal levels and resulted in a seven percent increase in second quarter production levels in the industry from the first quarter.

Operating Profit

Operating profit decreased 42.4 percent from $41 million in the second quarter of 2000 to $24 million for the same period in 2001. Operating margin was 5.9 percent in the second quarter, down from 8.5 percent in the second quarter of last year. For the six-month period, operating profit was $34 million, down 50.2 percent from the same period of last year. Operating margin of 4.4 percent for the year-to-date period was down from seven percent one year ago.

Reduced North American light vehicle production levels are primarily responsible for the lower operating profits for both the quarterly and six-month periods. The significant production decline made it impossible for the Group to maintain its margins on its products.

The Group’s international sealing business was profitable during the quarter and six-month periods, where it lost money during 2000. The impact of the completion of a plant closure in France, improved operations in Brazil, and the elimination of duplicative administrative structures in the European organization were the primary reasons for the significant improvement in performance over last year.

In addition to the restructuring plan, the Group further reduced its North American costs in the first and second quarters of 2001 through other personnel reductions and cost saving initiatives, as part of an aggressive program to reduce controllable costs in all areas of its business. These efforts helped contain the decline in the Group’s operating performance, but not enough to offset the impact of significantly reduced production levels.

Liquidity and Capital Resources

Working capital at $447 million is up $22 million from December 31, 2000 and up $5 million from June 30, 2000. The current ratio of 1.7 is unchanged from December 31, 2000 and June 30, 2001. Debt, as a percent of total capitalization, is 56 percent as of June 30, 2001 compared to 55.9 percent at December 31, 2000 and 56.4 percent at June 30, 2000.

Net cash provided by operating activities, at $64 million during the first six months of 2001 is $21 million higher than in the six-month period one year ago. Net income, adjusted for non-cash charges, decreased $49 million, while changes in operating assets and liabilities resulted in the availability of $70 million more cash than in the first six months of 2000.

Net cash used in investing activities during the six months of 2001 reflects capital expenditures of $77 million compared to $100 million for the same period in 2000. The Company completed the purchase of certain assets of Siebe’s subsidiary in India in March 2001. This transaction had been delayed due to regulatory requirements in India. The Company sold various assets during 2001 for $9 million. During 2000, pretax proceeds from the sale of the Holm and Winnsboro businesses provided approximately $110 million.

Financing activities for the six-month period of 2001 used cash of $20 million. During the same period one year ago, the Company issued commercial paper of $310 million for the acquisition of Siebe and seasonal working capital needs. Cash from the sale of Holm and Winnsboro, along with a purchase price adjustment related to the Siebe acquisition was used to pay down commercial paper. In 2000, the Company repurchased 3,221,800 of its common shares at a price of $37.5 million. The Company paid dividends of $15.2 million during 2001 and $15.7 million in 2000.

The Company expects, given current business projections, that adequate liquidity will be provided by cash flows from operations and its credit facilities to fund debt service obligations, capital expenditures, dividends on its common shares and normal working capital requirements during the next 12 months.

Outlook

The Company’s current expectation for the third quarter of 2001 is for earnings per share to improve from the second quarter level. The quarter is expected to benefit from a continuation of the improved sales volumes seen in the Tire Group during the second quarter and from the price increases on its tire products which are scheduled to take effect during the quarter. The costs related to both product liability and to the defense of the class action lawsuits (see the discussion under “Class Actions Lawsuits”) are expected to remain at approximately the same levels which occurred in the second quarter.

For the Automotive Group, third quarter performance will depend upon the level of vehicle production in North America, which is highly dependent upon general economic conditions. Overall production and sales levels in the North American automobile industry were higher than originally expected in the second quarter, and third quarter production forecasts are encouraging. There is, however, uncertainty about overall economic conditions and consumer confidence, both of which have a significant and direct effect on automobile production levels. In Europe, automobile sales levels have declined slightly from last year’s levels. However, the Group’s European operations will be launching a substantial number of new programs in the second half of 2001, and expects to show net sales improvement from prior year levels. The largest of these awards are for the Volkswagen Polo and Ford B-car vehicles.

Forward-Looking Statements

This report contains what the Company believes are “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding projections or expectations for future financial performance, which involve uncertainty and risk. It is possible that the Company’s future financial performance may differ materially from those projections or expectations due to a variety of factors including, but not limited to: changes in economic and business conditions in the world, increased competitive activity, the failure to achieve expected sales levels or announced tire price increases, consolidation among the Company’s competitors and customers, technology advancements, unexpected costs and charges, fluctuations in raw material and energy prices, changes in interest and foreign exchange rates, regulatory and other approvals, the cyclical nature of the automotive industry, the loss of a major customer or program, risks associated with integrating the operations of The Standard Products Company and Siebe Automotive, and the failure to achieve synergies or savings anticipated in both acquisitions, risks associated with new vehicle launches, risks associated with the restructuring plan and the failure to achieve the savings anticipated from the restructuring, litigation brought against the Company, including the litigation described under “Class Action Litigation” herein and previously described in the Company’s periodic filings with the U. S. Securities and Exchange Commission, including the ongoing costs of defending against the class action litigation, and other unanticipated events and conditions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company has pending against it 30 separate class action lawsuits and two individual lawsuits with similar allegations filed in 30 separate state courts, plus the Commonwealth of Puerto Rico. One of the class action lawsuits purports to represent a national class. The lawsuits, all of which have been filed under the auspices of the same group of plaintiffs’ attorneys, assert claims under the respective states’ consumer protection and deceptive trade practices statutes, and comparable commercial law and other theories. They allege that the Company used certain materials and procedures in its process of manufacturing steel-belted radial tires which rendered a portion of the tires unsafe, and failed to disclose those practices to purchasers of its tires. The suits are brought on behalf of all persons (excluding those who have sustained personal injury and/or property damage as a result of the alleged unlawful practices) in the respective states who purchased steel-belted radial tires manufactured by the Company from 1985 to the present, and still retain those tires. The lawsuits generally seek, on behalf of each class member, relief sufficient to secure replacement of their tires, statutory, compensatory and punitive damages, costs and attorneys’ fees. The Company has removed each of the actions to Federal court. Plaintiffs have filed or in more recent cases are expected to file, motions to have each of the actions remanded to state court, and five of the actions have been remanded. On motion filed by the Company, the Federal Judicial Panel on Multidistrict Litigation has transferred 17 of the actions remaining in Federal court to the U. S. District Court for the Southern District of Ohio for consolidated pre-trial handling. The Company is seeking similar transfer of the rest of the actions pending in Federal court and plaintiffs are opposing transfer. Rulings by the Panel are expected in due course.

The Company believes that substantial defenses, both factual and legal, to the allegations contained in the lawsuits exist, and it intends to contest vigorously the claims made in these lawsuits. The Company is unable to make a meaningful assessment of the impact of these lawsuits on its financial condition, cash flow, or results of operations beyond its third quarter projection for the cost of defense footers.

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

July 27, 2001

(Date)