Form 10-Q
period 2001-09-30
COOPER TIRE & RUBBER CO
filed 2001-11-14
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

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

Yes        No

Number of shares of common stock of registrant outstanding
at October 31, 2001: 72,573,727

Index

Cooper Tire & Rubber Company

Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets – December 31, 2000 and September 30, 2001

Consolidated statements of income – Three months ended September 30, 2000 and 2001; Nine months ended September 30, 2000 and 2001

Consolidated statements of cash flows — Nine months ended September 30, 2000 and 2001

Notes to consolidated financial statements – September 30, 2001

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Part II.	Other Information

	Item 1.	Legal Proceedings

	Item 6.	Exhibits and Reports on Form 8-K

Signatures

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2000	2001

ASSETS

Current assets:

Cash and cash equivalents	$45,795	$20,474

Accounts receivable, less allowances of $13,292 in 2000 and $14,294 in 2001	588,841	603,068

Inventories at lower of cost (last-in, first-out) or market:

Finished goods	192,357	229,701

Work in process	32,882	33,802

Raw materials and supplies	71,221	62,827

	296,460	326,330

Prepaid expenses and deferred income taxes	74,793	92,931

Total Current assets	1,005,889	1,042,803

Property, plant and equipment — net	1,285,397	1,243,895

Goodwill, net of accumulated amortization of $10,411 in 2000 and $29,248 in 2001	439,443	430,643

Intangibles and other assets	165,944	178,995

	$2,896,673	$2,896,336

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Notes payable	$154,997	$17,256

Accounts payable	186,284	207,614

Accrued liabilities	220,448	274,433

Income taxes	4,249	9,446

Current portion of long-term debt	15,193	39,247

Total current liabilities	581,171	547,996

Long-term debt	1,036,960	1,101,679

Postretirement benefits other than pensions	187,748	194,414

Other long-term liabilities	75,791	82,471

Deferred income taxes	62,447	54,195

Stockholders’ equity:

Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—

Common stock, $1 par value; 300,000,000 shares authorized; 83,848,027 shares issued in 2000 and 83,877,627 shares issued in 2001	83,848	83,878

Capital in excess of par value	3,982	4,323

Retained earnings	1,115,389	1,095,009

Cumulative other comprehensive loss	(53,642)	(70,617)

	1,149,577	1,112,593

Less common shares in treasury at cost - 11,304,400 in 2000 and 11,303,900 in 2001	(197,021)	(197,012)

Total stockholders’ equity	952,556	915,581

	$2,896,673	$2,896,336

See Accompanying Notes

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2000	2001

Net sales	$843,607	$791,458

Cost of products sold	723,439	686,984

Gross profit	120,168	104,474

Class action settlement agreement	—	54,623

Restructuring	2,776	2,747

Amortization of goodwill	4,171	3,875

Selling, general and administrative	53,169	51,866

Operating profit (loss)	60,052	(8,637)

Interest expense	23,589	22,349

Other-net	(1,915)	370

Income (loss) before income taxes	38,378	(31,356)

Provision (credit) for income taxes	14,958	(11,844)

Net income (loss)	23,420	(19,512)

Other comprehensive gain(loss):

Currency translation adjustment	(17,763)	(413)

Unrealized net gains on derivative instruments	—	264

Comprehensive income (loss)	$5,657	$(19,661)

Basic and diluted earnings (loss)per share	$0.32	$(0.27)

Weighted average number of shares outstanding (000’s)	72,599	72,853

Dividends per share	$0.105	$0.105

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2000	2001

Net sales	$2,652,524	$2,378,112

Cost of products sold	2,249,678	2,066,933

Gross profit	402,846	311,179

Class action settlement agreement	—	54,623

Restructuring	5,494	5,819

Amortization of goodwill	12,854	11,706

Selling, general and administrative	169,055	173,731

Operating profit	215,443	65,300

Interest expense	72,887	69,003

Other-net	(5,636)	(7,412)

Income before income taxes	148,192	3,709

Provision for income taxes	57,795	1,235

Net income	90,397	2,474

Other comprehensive gain (loss):

Currency translation adjustment	(37,865)	(17,967)

Unrealized net gains on derivative instruments	—	992

Comprehensive income (loss)	$52,532	$(14,501)

Basic and diluted earnings per share	$1.22	$0.03

Weighted average number of shares outstanding (000’s)	74,002	72,698

Dividends per share	$0.315	$0.315

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
(UNAUDITED)
(Dollar amounts in thousands)

	2000	2001

Operating activities:

Net income	$90,397	$2,474

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	127,508	126,656

Class action settlement agreement	—	54,623

Amortization of goodwill and other intangibles	14,890	15,536

Deferred income taxes	3,185	338

Changes in operating assets and liabilities:

Accounts receivable	(118,186)	(13,093)

Inventories	(13,532)	(28,754)

Prepaid expenses	(20,324)	(18,624)

Accounts payable	(11,957)	21,440

Accrued liabilities	32,657	17,578

Other non-current items	15,687	(27,710)

Net cash provided by operating activities	120,325	150,464

Investing activities:

Property, plant and equipment	(158,385)	(106,073)

Acquisition of business	(222,756)	(7,239)

Other	111,329	8,696

Net cash used in investing activities	(269,812)	(104,616)

Financing activities:

Issuance of debt	317,105	180,686

Payment on debt	(149,225)	(228,952)

Purchase of treasury shares	(41,772)	—

Payment of dividends	(23,327)	(22,854)

Issuance of common shares	438	374

Net cash provided by (used in) financing activities	103,219	(70,746)

Effects of exchange rate changes on cash	1,541	(423)

Changes in cash and cash equivalents	(44,727)	(25,321)

Cash and cash equivalents at beginning of period	71,127	45,795

Cash and cash equivalents at end of period	$26,400	$20,474

Cash payments for interest	$60,670	$56,061

Cash payments for income taxes	$83,938	$3,178

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The consolidated financial statements at September 30, 2001 and for the three-month and nine-month periods ended September 30, 2000 and 2001 are unaudited and include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and, therefore, do not contain all information and footnotes normally contained in annual financial statements; accordingly, they should be read in conjunction with the Financial Statements and notes thereto appearing in the Annual Report on Form 10-K of the Company for the year ended December 31, 2000.

The results of operations for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of those to be expected for the year ending December 31, 2001.

Certain amounts for the prior year have been reclassified to conform to 2001 presentations.

2.	The following table details information on the Company’s operating segments and the items comprising other on the company’s consolidated statements of income.

	Three months ended		Nine months ended
	September 30		September 30

	2000	2001	2000	2001

Net Sales:

Tire	$482,039	$461,757	$1,337,803	$1,283,430

Automotive	368,231	335,914	1,337,835	1,116,325

Eliminations	(6,663)	(6,213)	(23,114)	(21,643)

Net sales	$843,607	$791,458	$2,652,524	$2,378,112

Segment profit:

Tire	$51,469	$(9,276)	$138,682	$33,455

Automotive	8,583	51	76,761	33,981

Unallocated corporate charges and eliminations(a)	—	588	—	(2,136)

Operating profit (loss)	60,052	(8,637)	215,443	65,300

Interest expense	(23,589)	(22,349)	(72,887)	(69,003)

Other:

Interest income	580	552	1,855	2,108

Foreign currency loss	(123)	(1,487)	(1,365)	(2,461)

Income from unconsolidated subsidiaries	1,411	247	4,255	2,191

Gain (loss) on sale of assets	(217)	(458)	(491)	3,962

Miscellaneous	264	776	1,382	1,612

Total Other	1,915	(370)	5,636	7,412

Income (loss) before income taxes	$38,378	$(31,356)	$148,192	$3,709

(a) Beginning in 2001, based upon the current management reporting structure, the Company has identified certain corporate expenses, which are not allocable to its two operating segments.

3.	The Company uses derivative financial instruments to reduce the impact of fluctuations in foreign currency exchange rates on intercompany loans and certain forecasted exposures. The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities"-an amendment of FASB Statement No. 133, on December 31, 2000. SFAS No. 133 requires the transition adjustment resulting from adopting these Statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. The transition adjustment to recognize the fair value of derivative instruments as of the date of adoption was not material.

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

As of September 30, 2001, the Company has $149 million of fair value derivative instruments hedging foreign denominated third party and intercompany loans and $57.6 million of cash flow derivative instruments hedging projected sales and purchases in foreign currencies. There were no interest rate derivative instruments hedging interest rate exposures.

The Company recognizes all derivatives on the balance sheet at fair value at the end of each quarter. Changes in the fair value of forward exchange contracts and the intrinsic portion of purchased options, that are designated as and meet all the required criteria for a cash flow hedge, are recorded in cumulative Other Comprehensive Income (Loss) and reclassified into earnings as the underlying hedged item affects earnings. For the nine-month period ended September 30, 2001, unrealized net gains of $992,000 related to cash flow derivative instruments were recorded in Other Comprehensive Income (Loss), which is expected to be reclassified into earnings during the next nine months. The hedge ineffectiveness for existing derivative instruments for the quarter ending September 30, 2001 was not material.

The Company’s unprotected exposures to earnings and cash flow fluctuations due to changes in foreign currency exchange rates are not significant at September 30, 2001.

The fair value of long-term debt approximated $26.7 million less than the $1.1 billion carrying amount as of September 30, 2001.

4.	The Company is continuing its efforts to sell the remaining extruded plastic trim operations of the Plastics Division. Net assets of $9.2 million related to these operations have been reclassified to Prepaid expenses and deferred income taxes on the September 30, 2001 consolidated balance sheet. During the second quarter of 2001, the Company decided to retain the Spartanburg, South Carolina facility and removed amounts attributable to that facility from net assets held for sale. Results of the remaining operations are immaterial to the Company’s consolidated financial position or results of operations.

5.	The Company has an accrual, recorded during the finalization of purchase accounting for The Standard Products Company, for employee separation and other exit costs relating to a plan for the reorganization and closing of certain manufacturing facilities in Europe and the closure of its automotive sealing plant in Kittanning, Pennsylvania. As of September 30, 2001, these initiatives are substantially complete. The manufacturing facilities have been vacated and are in the process of being sold. There are four individuals remaining under the reorganization portion of this accrual. The following summarizes the activity for these initiatives since December 31, 2000:

	Employee	Other
	Separation	Exit
	Costs	Costs	Total

Accrual at 12/31/00	$2,100	$2,800	$4,900

Cash payments	2,000	1,800	3,800

Accrual at 9/30/01	$100	$1,000	$1,100

The Company also continued its restructuring efforts under the initiatives announced in the fourth quarter of 2000 to improve efficiencies and reduce costs throughout its worldwide operations. Approximately 1,100 employees were targeted for termination and during the first nine months 491 employees were terminated, bringing the total to 692 as of September 30, 2001. The following table summarizes the activity for these initiatives since December 31, 2000:

	Employee	Other
	Separation	Exit
	Costs	Costs	Total

Accrual at 12/31/00	$24,900	$4,100	$29,000

Cash payments	5,900	300	6,200

Accrual at 9/30/01	$19,000	$3,800	$22,800

The restructuring costs of $5.8 million included in the Consolidated Statement of Income in the first nine months of 2001 include employee separation costs at a tire production facility in the United Kingdom and at a tool and die equipment manufacturing facility in Canada and asset relocation and re-launch costs associated with the closing or consolidation of North American and European manufacturing facilities.

6.	In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” This Statement changes the accounting for business combinations to eliminate the pooling-of-interests method and requires all business combinations completed after June 30, 2001 to be accounted for using the purchase method. The pronouncement also requires intangible assets that arise from contractual or other legal rights, or that are capable of being separated or divided from the acquired entity be recognized separately from goodwill. Existing intangible assets and goodwill that were acquired in a prior purchase business combination must be evaluated and any necessary reclassifications must be made in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. The Company does not expect the adoption of this Statement to have a material effect on its consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This Statement addresses the initial recognition and measurement of intangible assets acquired (other than those acquired in a business combination, which is addressed by SFAS No. 141) and the subsequent accounting for goodwill and other intangible assets after initial recognition. The pronouncement eliminates the amortization of goodwill and intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Adoption of this Statement will also require the Company to reassess the useful lives of all intangible assets acquired, and make any necessary amortization period adjustments. Goodwill and other intangible assets not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the amortization provisions of this Statement. For goodwill and other intangible assets acquired on or before June 30, 2001, the Company is required to adopt SFAS No. 142 on January 1, 2002. The Company has not yet determined the impact of the adoption of this Statement.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While the Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of that Statement. The pronouncement becomes effective for fiscal years beginning after December 15, 2001, with early applications encouraged. The Company does not expect the adoption of this Statement to have a material effect on its consolidated financial position or results of operations.

7.	The Company obtained a modification of the fixed charge coverage ratio required under the credit agreement with its banks and under the notes placed directly with three insurance companies at September 30, 2001. This modification was necessitated by the economic conditions occurring late in the third quarter and of the impact of the provision recorded for settlement of the class action lawsuits.

The Company was in compliance with the modified covenant at September 30, 2001. However, the Company does not expect to be in compliance with this covenant at December 31, 2001 and is currently working with the bank group supporting the credit facility and the insurance companies to amend its loan covenants. The Company has classified $25 million of long-term debt payable to the three insurance companies as current debt on the Consolidated Balance Sheet at September 30, 2001.

8.	The Company has had pending against it 32 separate class action lawsuits and two individual lawsuits with similar allegations filed in 30 separate state courts, plus the Commonwealth of Puerto Rico. One of the class action lawsuits purports to represent a national class. The lawsuits, all of which were filed under the auspices of the same group of plaintiffs’ attorneys, assert claims under the respective states’ consumer protection and deceptive trade practices statutes, and comparable commercial law and other theories. They allege that the Company used certain materials and procedures in its process of manufacturing steel-belted radial tires which could have rendered a portion of the tires unsafe, and failed to disclose those practices to purchasers of its tires. The suits were brought on behalf of all persons (excluding those who have sustained personal injury and/or property damage as a result of the alleged unlawful practices) in the respective states who purchased steel-belted radial tires manufactured by the Company from 1985 to the present, and still retain those tires. The lawsuits generally seek, on behalf of each class member, relief sufficient to secure replacement of their tires, statutory, compensatory and punitive damages, costs and attorneys’ fees. The Company removed each of the actions to Federal court. Certain of the actions have been remanded to state courts, while others have been transferred by the Federal Judicial Panel on Multidistrict Litigation to the U. S. District Court for the Southern District of Ohio for consolidated pre-trial handling. The Company has sought similar transfer of the rest of the actions pending in Federal court and plaintiffs have opposed this transfer.

On October 26, 2001, the Company entered into a Stipulation of Settlement and Release of all of the class action lawsuits, without any admission of liability. This tentative settlement resulted in a charge during the third quarter of 2001 of $54.6 million ($33.9 million, net of income taxes, or 47 cents per share). If judicial approval of the settlement is received, the litigation will be fully resolved. According to the terms of the Stipulation of Settlement and Release, the Company will provide (i) a five-year Enhanced Warranty Program offering a free replacement tire for an Adjustable Separation on an Eligible Cooper Tire or an alternative dispute resolution system; (ii) some modifications to final tire inspections; and (iii) a consumer education program to promote tire safety. In addition, the Company has agreed to pay plaintiffs’ legal expenses as part of the settlement. The settlement will result in cash outlays, net of tax benefits, of approximately $5 million in the fourth quarter of 2001 and $19 million in 2002. The remaining amount will be paid over the balance of the five-year Enhanced Warranty Program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s consolidated net sales for the three-month and nine-month periods ended September 30, 2001 decreased 6.2 percent and 10.4 percent, respectively, from the comparable periods one year ago. The Company recorded a net loss of $19.5 million, or 27 cents per share, for the third quarter of 2001. Net income for the third quarter of 2000 was $23.4 million, or 32 cents per share. For the nine months ended September 30, 2001, net income was $2.5 million, or three cents per share, compared to $90.4 million, or $1.22 per share, in the same period last year.

Included in the results for both this year’s third quarter and for the first nine months of the year is a charge of $54.6 million ($33.9 million, net of income taxes, or 47 cents per share), taken in connection with the tentative settlement of a group of class action lawsuits brought against the Company. (See the section of this Management’s Discussion and Analysis entitled “Class Action Litigation” for a description of these lawsuits). Results for this year’s third quarter and first nine months include product liability and class action litigation defense costs of $12.7 million (ten cents per share) and $40.5 million (34 cents per share), respectively, versus $2.7 million (two cents per share) and $7.2 million (six cents per share) for the comparable periods of last year. In addition, expenses not previously accruable of $2.7 million (two cents per share) and $5.8 million (five cents per share) related to the restructuring plan announced on October 19, 2000 (see the discussion of the plan in the last paragraph of this “Overview” section) were recorded in third quarter and nine-month periods of 2001, respectively. Results for 2001 benefited by $4 million (four cents per share) from the reversal in the third quarter of certain incentive based accruals provided during the first six months of the year.

After taking into account the foregoing factors, the decrease in income from the comparable periods of last year was largely due to reduced sales in both of the Company’s core businesses, resulting largely from a significantly weakened economy in 2001.

Selling, general and administrative expenses decreased 4.6 percent in the third quarter of 2001 from the comparable quarter of 2000 but increased 2.1 percent during the first nine months of 2001 compared to the same period in 2000. The decrease in expense for the third quarter of 2001 reflects the reversal of certain incentive-based accruals and the achievement of cost savings initiatives. The increase in expense for the first nine months of 2001 reflects professional fees related to a variety of cost saving initiatives, increased legal spending and the inclusion of Siebe for nine months in 2001 compared to eight months in 2000.

As a percent of net sales, selling, general and administrative expenses during the third quarter were 6.2 percent in 2001 and 6.3 percent in 2000, and for the first nine months were 7.3 percent in 2001 and 6.4 percent in 2000. The percentage increase for the first nine months is due primarily to lower sales volumes in the 2001 period.

Interest expense was $22 million in the third quarter of 2001, compared to nearly $24 million in the comparable period of 2000, reflecting both slightly lower debt levels and interest rates in 2001. For the first nine months of

2001, interest expense was $69 million versus $73 million in the comparable period last year.

Other expense was $370,000 in the third quarter of 2001 compared to income of $1.9 million in the third quarter of 2000, reflecting a decrease in income from unconsolidated subsidiaries and higher foreign currency losses in 2001. Other income for the nine-month period of 2001 was $7.4 million, versus $5.6 million in the comparable period of last year. This increase is primarily the result of gains on sales of assets that were partially offset by decreases in income from unconsolidated subsidiaries.

The effective income tax rate of 37.8 percent for the third quarter and 33.3 percent for the first nine months of 2001 is lower than the 39.0 percent rate for the comparable periods in 2000. This decrease reflects the anticipated effects of global tax planning initiatives being undertaken in 2001 and the tax benefits related to settlement of the class action lawsuits.

The comprehensive restructuring plan announced by the Company on October 19, 2000 principally affected the Automotive Group, and was designed to improve efficiencies and reduce costs throughout its worldwide operations. This initiative is the result of the Company’s plan to improve the asset utilization of its combined automotive businesses through the closure of several small, inefficient plants, workforce reductions at others, and the creation of administrative structures that are designed to eliminate duplication.

Class Action Litigation

The Company has had pending against it 32 separate class action lawsuits and two individual lawsuits with similar allegations filed in 30 separate state courts, plus the Commonwealth of Puerto Rico. One of the class action lawsuits purports to represent a national class. The lawsuits, all of which were filed under the auspices of the same group of plaintiffs’ attorneys, assert claims under the respective states’ consumer protection and deceptive trade practices statutes, and comparable commercial law and other theories. They allege that the Company used certain materials and procedures in its process of manufacturing steel-belted radial tires which could have rendered a portion of the tires unsafe, and failed to disclose those practices to purchasers of its tires. The suits were brought on behalf of all persons (excluding those who have sustained personal injury and/or property damage as a result of the alleged unlawful practices) in the respective states who purchased steel-belted radial tires manufactured by the Company from 1985 to the present, and still retain those tires. The lawsuits generally seek, on behalf of each class member, relief sufficient to secure replacement of their tires, statutory, compensatory and punitive damages, costs and attorneys’ fees. The Company removed each of the actions to Federal court. Certain of the actions have been remanded to state courts, while others have been transferred by the Federal Judicial Panel on Multidistrict Litigation to the U. S. District Court for the Southern District of Ohio for consolidated pre-trial handling. The Company has sought similar transfer of the rest of the actions pending in Federal court and plaintiffs have opposed this transfer.

On October 26, 2001, the Company entered into a Stipulation of Settlement and Release of all of the class action lawsuits, without any admission of liability. If judicial approval of the settlement is received, the litigation will be fully resolved. According to the terms of the Stipulation of Settlement and Release, the Company will provide (i) a five-year Enhanced

Warranty Program offering a free replacement tire for an Adjustable Separation on an Eligible Cooper Tire or an alternative dispute resolution system; (ii) some modifications to final tire inspections; and (iii) a consumer education program to promote tire safety. In addition, the Company has agreed to pay plaintiffs’ legal expenses as part of the settlement. The settlement will result in cash outlays, net of tax benefits, of approximately $5 million in the fourth quarter of 2001 and $19 million in 2002. The remaining amount will be paid over the balance of the five-year Enhanced Warranty Program.

Business Segments

Tire Group

Sales

Sales for the Tire Group in the third quarter, at $462 million, decreased $20 million, or 4.2 percent, from the same quarter one year ago. Tire unit sales for the quarter decreased nearly seven percent. Net sales for the first nine months of 2001 were $1.28 billion, down four percent from $1.34 billion in 2000. Unit sales for the nine months were down nearly six percent from the first nine months of 2000. The Group’s shipments of light truck and medium truck tires in North America outperformed the industry in both the quarter and nine-month periods of 2001. However, shipments of passenger tires were lower by a greater amount than the overall decreases experienced by the industry. This was partly due to the fact that the Company did not participate in the most recent Firestone tire recall to the same extent as certain other manufacturers who reached agreements with Ford Motor Company regarding the replacement of Firestone tires.

The Group’s sales decrease in the third quarter when, compared to the sales levels of the same quarter one year ago, results primarily from the abnormally high demand for certain tires generated by the Firestone recall announced in August 2000 and a significant softening in consumer demand in 2001 due to generally weak economic conditions. For the nine-month period, sales were weak due to those factors, as well as abnormally high sales in the fourth quarter of 2000 resulting from the Firestone recall and advance buying ahead of a January 1, 2001 price increase. The sales decrease for both the third quarter and the first nine months of 2001 was partially offset by improvements in pricing and product mix.

Sales of the Group’s international operations increased in the third quarter by nearly four percent from last year’s third quarter and, for the first nine months of the year, increased nearly six percent from the nine-month period in 2000. These improvements primarily reflect higher demand for Avon brand products in both the United Kingdom and the United States replacement tire markets due to aggressive product development and marketing efforts.

Sales of the commercial tire division, which includes the Group’s retread business, for the third quarter and the first nine months of the year were lower than in the same periods last year. These declines reflect the loss of a major tread rubber customer late in 2000 and continued weakness in the commercial trucking industry during the first six months of this year. In July 2001, the Company acquired certain assets of the tire retread business of The Hercules Tire & Rubber Company, which has exited the retread business. This purchase, which totaled approximately $6 million, began to benefit the results of the Group late in the third quarter, after former Hercules customers depleted inventory obtained from Hercules prior to the acquisition, and commenced purchases of retread products from the Company.

Operating Profit

Operating profit decreased from $51 million in the third quarter of 2000 to an operating loss of $9 million in 2001. Operating margin was a loss of two percent for the third quarter of 2001, in comparison to a profit of 10.7 percent in the third quarter of 2000. For the first nine months of 2001, operating profit was $33 million, a decrease of 76 percent from $139 million in the first nine months of 2000. Operating margin of 2.6 percent in the first nine months of 2001 is down from the 10.4 percent level achieved in the same period of 2000.

The decline in operating profit during the quarter is attributable to the $54.6 million provision recorded to reflect the tentative settlement of the class action lawsuits brought against the Company. In addition, product liability provisions and the cost of defending against the class action litigation also impacted the Group’s third quarter operating profit by $12.7 million, an increase of $10 million from last year’s third quarter. Without those two factors, operating profit was actually $4 million higher in this year’s third quarter despite sales that were 4.2 percent lower. Operating profit in the third quarter was helped by a more favorable product mix, price increases implemented in North America during the first and third quarters, moderation in the cost of certain raw materials derived from petroleum, and the reversal of certain incentive-based accruals. The margin improvements were partially offset by the impact of less efficient plant operations resulting from reduced production levels, as the Group continued to take steps to reduce its inventory levels.

The same factors which impacted performance for the third quarter also affected results over the first nine months of 2001. In addition to the provision for the tentative settlement of the class action lawsuits, product liability provisions and costs associated with defending against the class action litigation totaled $40.5 million for the first nine months of 2001 as compared to $7.2 million during the comparable period one year ago, when all such costs were attributable to product liability expense. Over the nine-month period, the positive factors described in the previous paragraph were not sufficient to offset the impacts of lower sales and inventory reduction efforts.

Automotive Group

Sales

Sales for the Automotive Group decreased from $368 million in the third quarter of 2000 to $336 million in 2001, a decline of 8.8 percent. For the first nine months of 2001, sales were $1.12 billion, down 16.6 percent from $1.34 billion in the first nine months of 2000. Approximately 41 percent, or $90 million, of the decline during the first nine months of 2001 is attributable to the absence of revenues from Holm Industries, Inc. and the plastics operations at Winnsboro, South Carolina, both of which were sold during the second quarter of 2000.

The remainder of the sales decrease was primarily the result of a decline of approximately ten percent in light vehicle production in North America from the levels of last year’s third quarter, and a decrease of nearly 11 percent in the year’s first nine months over the same period last year. Light vehicle production in Europe was down slightly in the third quarter from one year ago, but continued to be slightly higher in the nine-month period over the same period last year.

Operating Profit

Operating profit was at breakeven in the third quarter of 2001 compared to $9 million for the same period in 2000. Operating margin was 2.3 percent in the third quarter of last year. For the nine-month period, operating profit was $34 million, down 55.7 percent from $76.8 million for the same period of last year. Operating margin of 3.0 percent for the year-to-date period was down from 5.7 percent one year ago. The operations of Holm Industries and the Winnsboro facility, both of which were sold in the second quarter of 2000, did not materially impact operating results of the Group during the first nine months of 2000.

Reduced North American light vehicle production levels during the first nine months of 2001 are primarily responsible for the lower operating profits. The significant production declines and erratic scheduling resulting from the short lead times given by the OEMs in advance of production curtailments made it impossible for the Group to maintain its operating margins. In addition, $2.3 million of costs related to ongoing restructuring initiatives, not previously accruable, were recorded during the third quarter of 2001 compared to $1.3 million in the quarter one year ago. Operating profit in the third quarter of 2001 was helped by the reversal of certain incentive-based accruals.

The Group’s international businesses were not profitable during either the third quarter or the first nine months of 2001. The third quarter loss was due to reductions in production schedules and an inability to adjust the work force fast enough to offset the production decline, scheduled vacation shutdowns, costs associated with significant product launches in the United Kingdom, and the effects of a severe economic recession in Brazil resulting primarily from an energy crisis. Results in North America for the first nine months of 2001 were worse than in the comparable period of last year due to the third quarter performance of the industry.

During 2000, the international sealing business was not profitable in either the third quarter or the first nine months due to the adverse impacts of vacation shutdowns during the third quarter, depressed demand for light vehicles at the retail level in the United Kingdom, price concessions demanded by automotive customers in the United Kingdom, and the impact of the completion of a plant closure in France.

Performance of the Automotive Group is generally worse in the third quarter than in other quarters due to vacation shutdowns and a changeover to new models in North America and extended August vacation shutdowns in many European countries.

In addition to the restructuring plan announced in the fourth quarter of 2000, the Group continued to further reduce its North American costs in the first nine months of 2001 through additional personnel reductions and lean manufacturing and other cost saving initiatives, as part of an aggressive program to reduce controllable costs in all areas of its business. These efforts helped contain the decline in the Group’s operating performance, but not enough to offset the impact of the significantly reduced volumes and erratic production schedules.

Liquidity and Capital Resources

Working capital of $495 million at September 30, 2001 is up $70 million from December 31, 2000 and up $37 million from September 30, 2000. The current ratio of 1.9 is improved from 1.7 at December 31, 2000 and September 30, 2000. Debt, as a percent of total capitalization, is 55 percent as of September 30, 2001 compared to 55.9 percent at December 31, 2000 and 56.2 percent at September 30, 2000.

Net cash provided by operating activities, at $150 million during the first nine months of 2001, is $30 million higher than in the nine-month period one year ago. Net income, adjusted for non-cash charges, decreased $36 million, reflecting lower operating results. Changes in operating assets and liabilities resulted in the availability of $66 million more cash than in the first nine months of 2000.

Net cash used in investing activities during the first nine months of 2001 reflects capital expenditures of $106 million compared to $158 million for the same period in 2000. The Company acquired certain assets of the tire retread business of The Hercules Tire & Rubber Company in July 2001 for $6 million and completed the purchase of certain assets of Siebe’s subsidiary in India in March 2001. The Indian transaction had been delayed due to regulatory requirements in that country. The Company sold various assets during 2001 for $9 million. During 2000, pretax proceeds from the sale of the Holm and Winnsboro businesses provided approximately $110 million.

Financing activities for the nine-month period of 2001 used cash of $71 million for the repayment of commercial paper borrowings and payment of dividends. During the third quarter of 2001, the Company placed $90 million of debt in Canada under a five-year note with the proceeds used to pay off outstanding commercial paper notes. During the nine-month period one year ago, the Company issued commercial paper of $317 million for the acquisition of Siebe and seasonal working capital needs. Cash from the sale of Holm and Winnsboro, along with a purchase price adjustment related to the Siebe acquisition, was used to pay down commercial paper. In 2000, the Company repurchased 3,314,800 of its common shares at a cost of $41.8 million. The Company paid dividends of $22.9 million during 2001 and $23.3 million in 2000.

The Company obtained modifications of the fixed charge coverage ratio required under the credit agreement with its banks and under the notes placed directly with three insurance companies, to ensure compliance with the covenants as of September 30, 2001. The modifications were necessitated by the Company’s third quarter results and by the impact of the provision recorded for settlement of the class action lawsuits. No payments by the Company or additional covenant restrictions were required to obtain these modifications. The Company is seeking permanent amendments to the required fixed charge coverage ratio described in the agreements and expects to reach concurrence with its lenders prior to December 31, 2001. Effective September 1, 2001, the Company renewed the 364-day component of its principal bank credit facility and extended the long-term component of that facility from four years to five years.

The Company expects, given current business projections and satisfactory amendments to its credit agreement and notes placed with three insurance companies are obtained, that adequate liquidity will be provided by cash flows from operations and its credit facilities to fund debt service obligations, capital expenditures, dividends on its common shares, the cash requirements of its tentative agreement to settle the litigation described herein under “Class Action Litigation,” and normal working capital requirements during the next 12 months.

Outlook

The Company’s current expectation for the fourth quarter of 2001 is for earnings per share to approximate the third quarter level, prior to inclusion of the provision for settlement of the class action litigation, although the full impact on its business of the weakened United States and global economies cannot be predicted with any certainty. The Company is not anticipating significant recovery of customer demand from the very soft levels experienced late in the third quarter.

The Tire Group predicts a continuation of the weak sales volumes seen during the third quarter, but expects to continue to benefit from the price increases achieved on its tire products. In a weak sales environment, tire inventory reduction will continue to be a challenge, but the Group will continue to take steps to reduce its levels of inventories. The Group believes that aggressive inventory management remains important to improving its operating performance and has placed a high priority on the continuation of its initiatives to reduce inventories to optimal levels.

For the Automotive Group, fourth quarter performance will depend upon the levels of vehicle production in North America and Europe, which are highly dependent upon general economic conditions. There is significant uncertainty about overall economic conditions and consumer confidence, both of which have a significant and direct effect on automobile production levels. The impact of zero interest rate financing promotions offered by the OEMs since the middle of September have boosted vehicle sales substantially and allowed dealer inventory levels to be reduced significantly. Whether anticipated OEM production curtailments will be scaled back as a result of these increased sales is not yet clear. In Europe, automobile sales levels are expected to decline somewhat from last year’s levels. However, the Group’s European operations are in the process of launching a substantial number of new programs during the remainder of 2001, which are expected to result in a net sales improvement in 2002. The largest of these awards are for the Volkswagen Polo and Ford B-car vehicles.

The Company expects that the change in its Automotive Group sales in North America in 2002 will likely be more favorable than any change in the overall vehicle build due to new business awarded to the Company which will come on line beginning next year.

Forward-Looking Statements

This report, and in particular the “Outlook” section and the last paragraph of the “Liquidity and Capital Resources” section, contains what the Company believes are “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding projections or expectations for future financial performance, which involve uncertainty and risk. It is possible that the Company’s future financial performance may differ materially from those projections or expectations due to a variety of factors including, but not limited to: changes in economic and business conditions in the world, increased competitive activity, the failure to achieve expected sales levels, consolidation among the Company’s competitors and customers, technology advancements, unexpected costs and charges, fluctuations in raw material and energy prices, changes in interest and foreign exchange rates, regulatory and other approvals, the cyclical nature of the automotive industry, the loss of a major customer or program, the failure to achieve all of the synergies or savings anticipated in the acquisitions of both The Standard Products Company and Siebe Automotive, risks associated with new vehicle launches, the failure to achieve the savings anticipated from the restructuring plan announced in October 2000, the risks to the economy associated with external events, including those resulting from the events of September 11th, 2001 and the impact on the economy of similar events which may occur in the future, litigation brought against the Company, the failure to obtain the agreement of the parties to the Company’s credit facilities to the amendment of the fixed charge coverage ratio required to be maintained by the Company under these facilities, and other unanticipated events and conditions. In addition, it is possible that the Company will fail to obtain final approval of the settlement of class action litigation which has been described under “Class Action Litigation” herein.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to fluctuations in interest rates and currency exchanges rates from it financial instruments. The Company actively monitors its exposure to risk from changes in foreign currency exchange rates and interest rates. Derivative financial instruments are used to reduce the impact of these risks. The Company’s unprotected exposures to earnings and cash flow fluctuations due to changes in foreign currency exchange rates are not significant at September 30, 2001.

There has been no material change in market risk from that detailed in the Company’s Annual Report on Form 10-K filed with the U. S. Securities and Exchange Commission for the year ended December 31, 2000. Note 3 to the Consolidated Financial Statements, included herein, describes the Company’s use of derivative financial instruments at September 30, 2001.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See the section under Part I, Item 2 titled “Class Action Litigation,” incorporated herein by reference, for a description of that litigation.

In addition, there are pending against the Company or its Subsidiaries various charges and lawsuits arising in the ordinary course of business with respect to commercial, product liability and other matters. The Company believes that any remedies or damages for which the Company may be found liable are unlikely to have a material effect on the Company’s consolidated financial position or results of operations.

Item 6(a). EXHIBITS.

10(i)	Amendment No. 2 to the Amended and Restated Credit Agreement dated as of August 30, 2001 among Cooper Tire & Rubber Company, a Delaware Corporation, and the Banks, and PNC Bank, National Association, as agent for the Banks

10(ii)	Amendment No. 3 to the Amended and Restated Credit Agreement dated as of September 30, 2001 among Cooper Tire & Rubber Company, a Delaware Corporation, and the Banks, and PNC Bank, National Association, as agent for the Banks

10(iii)	Amendment No. 4 to the Amended and Restated Credit Agreement dated as of September 30, 2001 among Cooper Tire & Rubber Company, a Delaware Corporation, and the Banks, and PNC Bank, National Association, as agent for the Banks

10(iv)	Executive Deferred Compensation Plan

Item 6(b). Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended September 30, 2001.

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

November 13, 2001 (Date)