Form 10-K405
period 2001-12-31
COOPER TIRE & RUBBER CO
filed 2002-03-18
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal Year ended December 31, 2001

or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the closing price on the Composite Tape for securities listed on the New York Stock Exchange as of March 4, 2002). $1,456,146,620

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

(Class) Common Stock, $1 par per share	(Outstanding at March 4, 2002) 72,807,331

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

Proxy statement dated March 26, 2002 — Part III

EXHIBIT INDEX appears on pages 27 through 28

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

Additional information on the acquisitions and divestitures appears in the Acquisition note and the Divestitures and Assets Held for Sale note to the Financial Statements on page 37 and in Exhibit (13) of this Annual Report on Form 10-K.

Restructuring

During the fourth quarter of 2000, the Company announced a comprehensive restructuring plan to significantly improve efficiencies and reduce costs throughout its worldwide operations. During the fourth quarter of 2001, the Company announced a restructuring plan for its North American Automotive segment to continue its efforts to improve efficiencies and reduce costs. Additional information on these initiatives appears in the Restructuring note to the Financial Statements on pages 38 and 39.

Business Segments

The Company has two reportable segments – Tire and Automotive. The Company’s reportable segments are each managed separately because they offer different products requiring different marketing and distribution strategies. Additional information on the Company’s operating segments, their products, markets and presence in particular geographic areas, appears in the Business Segments note to the Financial Statements on pages 49 and 50 and in Exhibit (13) of this Annual Report on Form 10-K. What follows is a detailed description of the business of each segment.

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

The Tire segment operates in a highly competitive industry, which includes a number of competitors larger than the Company. The Company’s sales of automobile and truck tires in 2001 represented approximately 15 percent of all domestic replacement tire sales. On the basis of North American tire manufacturing capacity, the Company believes it ranks fourth in size, behind Goodyear, Michelin and Bridgestone/Firestone, among fifteen generally recognized producers of new tires. Those three companies are all substantially larger than the Company. All three compete with the segment in all distribution channels of the replacement tire market and serve the automotive Original Equipment Manufacturer’s (“OEMs”) as well. According to a recognized trade source, the Company ranked eighth in worldwide tire sales based on 2000 estimated sales volumes. At the lower end of the market, the segment faces additional competition from low-cost tire producers located in Asia and South America. The tread rubber industry has numerous suppliers, one of which has a market share that is believed to approach 50 percent. The remaining include the retreading businesses of other major tire manufacturers. Management believes it is currently one of the largest suppliers of moldcure and precure rubber in North America.

Sales of the segment’s tire products are affected by factors which include price, quality, availability, technology, warranty, credit terms and overall customer service. The segment has built close working relationships through the years with its independent dealers and believes those relationships have enabled it to obtain a competitive advantage in the replacement market. As a steadily increasing percent of replacement tires are sold by large regional and national retailers, the tire segment is increasing its penetration of these distribution channels. Competition in the retreading industry is based upon the price and quality of the products and services supplied.

Both the replacement tire and retreading businesses of the segment have broad customer bases, comprised primarily of independent tire dealers, large regional and national tire dealers, wholesale distributors and retail chains. Sales to the segment’s largest customers did not individually account for ten percent or more of the consolidated net sales of the segment in 2001 and 2000. Overall, a balanced mix of customers and the offering of both proprietary brand and private label tires helps to protect the segment from the adverse effects that could result from the loss of a major customer.

Automotive Operations

The Automotive segment produces body sealing systems, active and passive vibration control systems (“NVH”), and fluid handling systems primarily for the global automotive original equipment manufacturing and replacement markets. Additional information on the segment’s products can be found in Exhibit 13.

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

NVH control systems are designed to assist with the minimization of vibration, noise and harshness experienced in the engine compartment such as molded rubber engine mounts and body cushions, and suspension components. Fluid systems transport fluids and vapors throughout a vehicle and include tubing, valves, quick connects, hoses, couplings, and similar products that comprise the modules and subsystems for heating and cooling, fuel, brake, and vapor lines, emissions and power steering.

A substantial portion of the plastics division’s assets have been sold. The remaining operations produce extruded plastic exterior products which serve as protective barriers preventing damage to the vehicle’s sheet metal and can be an integral part of the vehicle’s overall styling and appearance. The assets of a plastics division facility are held for sale and are included with prepaid expenses, deferred income taxes and assets held for sale on the December 31, 2001 balance sheet at their estimated fair market value.

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

The segment’s sales of its automotive products, though generally linked to light vehicle production, are also more closely linked to sales of the particular vehicle models for which the segment provides content. As a result, obtaining business on popular, high-volume vehicles can be important to the success of a supplier’s business. The segment supplies products to virtually every OEM in the world. However, over two-thirds of its sales are to Ford, the Chrysler unit of DaimlerChrysler and General Motors. Revenues derived from Ford and the Chrysler unit of DaimlerChrysler approximated $455 million and $356 million, or 31 percent and 24 percent, respectively, of the segment’s net sales in 2001. The loss of either of these customers would have a material adverse effect on the financial results of the Company. Through its joint venture with Nishikawa Rubber Company of Japan, the Company also has business with major Japanese automobile producers.

Significant consolidation among the OEMs in recent years has affected the segment. The trend toward consolidation has resulted in the creation of very large global customers which are increasingly requiring their suppliers to serve them on a global basis. Management believes its acquisitions have given the Company the size and geographic breadth to meet those customer demands. As the industry continues to consolidate, the segment may become even more dependent on each of its customers. As the Company expands its global position, however, it spreads the risk over additional regions and the automobile manufacturers in those regions.

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

Although each automotive customer may emphasize a different component as its primary criteria, the automotive supply industry has historically competed in three areas in providing customer service: quality, cost and time. Time in this sense relates to on-time delivery, time to bring new products to market and manufacturing cycle time. The segment also believes engineering and design capabilities now play a greater role in the competitive process. Management believes the segment’s commitment to continued investment in its engineering and design capability is crucial to achieving future business. The segment’s ability to successfully apply continuous improvement methodologies to its engineering, design and manufacturing processes and implement lean manufacturing initiatives has enabled it in past years to achieve cost savings commitments made to its customers. Management also believes the ability to supply its customers globally is an increasingly important competitive criterion and that its acquisitions of Standard and Siebe have greatly enhanced its ability to meet its customers’ global requirements.

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

The Company did not experience any significant raw material shortages in 2001, nor have any shortages been experienced in the opening months of 2002. The Company has not experienced serious fuel shortages and none are foreseen in the near future. In 2000, the Company experienced upward price pressure for natural gas and for raw materials derived from petroleum such as carbon black, synthetic rubber and processing oils. A rise in gasoline costs during 2000, also related to petroleum, resulted in increases in transportation costs.

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

The company is an equity investor in RubberNetwork.com LLC, which was established by a group of manufacturers in the tire and rubber industry to achieve cost savings in the procurement of raw materials and indirect materials and suppliers through the appreciation of e-business technology. RubberNetwork began operations during 2001.

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

Research, Development and Product Improvement

The Company generally directs its research activities toward product development, improvements in quality, and operating efficiency. A significant portion of basic research for the rubber industry is performed by raw material suppliers. The Company participates in such research with its suppliers. The Automotive segment’s engineering and marketing personnel work closely with their customers to assist in the design and development of products to meet their changing requirements. Product development and design are important to the success of the Automotive segment and are one way in which the Company believes it differentiates itself from its competitors. Additionally, the Company forms strategic alliances with research firms and other manufacturers to collaborate on new product development.

The Company considers itself a leader in the application of computer technology to the development of new tire and automotive products. The Company has a product and technology agreement with the MSC Software Corporation to further develop its advanced tire design and modeling system. The use of computer-aided design and sophisticated modeling programs reduce the Company’s product development costs and the time necessary to bring new products to market. The ability to offer complete component design services and full vehicle analysis to automotive customers increases the Company’s value as a partner in product design and development.

The Company continues to actively develop new passenger and truck tires. The Company conducts extensive testing of current tire lines, as well as new concepts in tire design, construction and materials. During 2001, approximately 77 million miles of tests were performed on indoor test wheels and in monitored road tests. The Company has a tire and vehicle test track in Texas, completed during 1999, which assists the Company’s testing effects. Uniformity equipment is used to physically monitor radial passenger, light truck and medium truck tires for high standards of ride quality. The Company continues to design and develop specialized equipment to fit the precise needs of its manufacturing and quality control requirements.

Research and development expenditures amounted to approximately $39.9 million in 1999, $99.5 million in 2000, and $79.4 million in 2001.

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

The Company’s manufacturing facilities, in common with those of the industry generally, are subject to numerous laws and regulations designed to protect the environment. In general, the Company has not experienced difficulty in complying with these requirements and believes they have not had a material adverse effect on its financial condition or the results of its operations. The Company expects additional requirements with respect to environmental matters will be imposed in the future. The Company’s 2001 expense and capital expenditures for environmental matters at its facilities were not material, nor is it expected that expenditures in 2002 for such uses will be material.

Employee Relations

As of December 31, 2001, the Company employed 23,268 persons worldwide of whom 8,785 were salaried employees. Approximately 21 percent of the Company’s employees were represented by labor unions as of December 31, 2001. The Company considers its labor relations to be favorable.

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

Siebe also has an extensive foreign presence. Three quarters of its sales come from operations outside the United States. Almost one third of those foreign sales are made from Mexico. The remainder derive primarily from operations in Germany, the United Kingdom, Australia, Spain, the Czech Republic, Canada and Brazil.

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

The Company expects the risks of conducting business in less developed markets, including Brazil, Mexico, Poland and the Czech Republic, will be greater than in the United States, Canadian and Western European markets. The Company must deal with several different issues, including but not limited to, poorer infrastructures, more stringent governmental regulation, currency volatility, potential high interest and inflation rates, political instability and the general economic instability associated with emerging markets.

Additional information on the Company’s foreign operations can be found in the Business Segments note to the Financial Statements on pages 49 and 50.

Forward Looking Information

This report, and in particular the “Outlook” and “Liquidity and Capital” sections, contain “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding projections and expectations for future financial performance, which involve uncertainty and risk. The Company cautions that although such forward looking statements are based on assumptions that it believes are reasonable, the assumptions are subject to various risks and actual results may differ materially from what is stated in this report. Among the factors that may cause the Company’s future financial performance to differ materially from those projections or expectations are the following, which include, but are not limited to: changes in economic and business conditions in the world, including economic and political changes in international markets and countries over which the Company has no control, increased competitive activity, the failure to achieve expected sales levels, consolidation among the Company’s competitors and customers, technology advancements, unexpected costs and charges, fluctuations in raw material and energy prices, government regulatory initiatives, including the proposed regulations under the TREAD Act, the cyclical nature and overall health of the global automotive industry, the loss of a major customer or program, risks associated with new vehicle launches, the failure to achieve the savings anticipated from the announced restructuring plans, the risks to the economy associated with external events, including those resulting from the events of September 11, 2001 and the impact on the economy of similar events which may occur in the future, litigation brought against the Company, and other unanticipated events and conditions. In addition, it is possible that the Company will fail to obtain final approval of the settlement of class action litigation which has been described under “Contingencies” herein.

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

Item 2. PROPERTIES

The Company owns its headquarters facility which is adjacent to its Findlay, Ohio tire manufacturing facility.

The Company operates the following properties for the Tire segment:

Location	Use	Title

NORTH AMERICA

Albany, GA	Manufacturing Facility & Distribution Center	Leased

Asheboro, NC	Distribution Center	Leased

Asheboro, NC	Manufacturing Facility	Owned

Athens, GA	Manufacturing Facility	Owned

Cedar Rapids, IA	Distribution Center	Leased

Clarksdale, MS	Manufacturing Facility	Owned

Dayton, NJ	Distribution Center	Leased

Fife, WA	Distribution Center	Leased

Findlay, OH	Manufacturing Facility, Distribution Center & Technical Center	Owned

Findlay, OH	Metal Fabrication & Assembly Plant	Owned

Moraine, OH	Distribution Center	Owned

Rancho Cucamonga, CA	Distribution Center	Leased

Salisbury, NC	Offices, Manufacturing Facility & Distribution Center	Owned

Salt Lake City, UT	Distribution Center	Owned

San Antonio, TX	Test Track	Owned

Texarkana, AR	Manufacturing Facility & Distribution Center	Owned

Tupelo, MS	Manufacturing Facility & Distribution Center	Owned/Leased

EUROPE

Compiegne, France	Distribution Center	Leased

Dietikon, Switzerland	Distribution Center	Owned/Leased

Melksham, England	Manufacturing Facility & Distribution Center	Owned

Messel, Germany	Distribution Center	Leased

The Company operates the following properties for the Automotive segment:

Location	Use	Title

NORTH AMERICA

Aguascalientes, Mexico	Manufacturing Facility	Owned

Auburn Hills, MI	Offices	Leased

Auburn, IN	Manufacturing Facility & Technical Center	Owned

Bowling Green, OH	Manufacturing Facility	Owned

Bowling Green, OH	Manufacturing Facility	Owned

Cleveland, OH (1)	Manufacturing Facility	Owned

Dearborn, MI	Offices	Leased

Dearborn. MI (1)	Offices, Distribution Center & Technical Center	Owned

El Dorado, AR	Manufacturing Facility	Owned

Fairview, MI	Manufacturing Facility	Owned

Gaylord, MI	Manufacturing Facility	Owned

Georgetown, Ontario, Canada	Manufacturing Facility	Owned

Golden, CO	Technical Center	Leased

Goldsboro, NC	Manufacturing Facility	Owned

Goldsboro, NC	Distribution Center	Owned

Griffin, GA	Manufacturing Facility	Owned

Laredo, TX	Distribution Center	Leased

Mitchell, Ontario, Canada	Manufacturing Facility & Technical Center	Owned

Mt. Sterling, KY	Manufacturing Facility	Owned

Novi, MI	Offices	Leased

Piedras Negras, Mexico (1)	Manufacturing Facility	Owned

Sault Ste Marie, Ontario, Canada	Manufacturing Facility	Owned

Spartanburg, SC	Manufacturing Facility	Owned

Stratford, Ontario, Canada	Manufacturing Facility & Technical Center	Owned

Stratford, Ontario, Canada	Manufacturing Facility	Owned

Stratford, Ontario, Canada	Manufacturing Facility	Owned

Surgoinsville, TN	Manufacturing Facility	Leased

Torreon, Mexico	Manufacturing Facility	Owned

Location	Use	Title

Torreon, Mexico	Manufacturing Facility	Owned

SOUTH AMERICA

Sao Paulo, Brazil	Manufacturing Facility	Leased

Varginha, Brazil	Manufacturing Facility	Owned

ASIA

Chennai, India	Manufacturing Facility	Leased

AUSTRALIA

Adelaide, Australia	Manufacturing Facility	Owned

EUROPE

Baclair, France	Manufacturing Facility	Leased

Banbury, U.K.	Offices	Leased

Bezons, France (1)	Technical Center	Owned

Bielsko-Biala, Poland	Manufacturing Facility	Owned

Getafe, Spain	Manufacturing Facility	Owned

Grunberg, Germany	Manufacturing Facility	Leased

Huntingdon, England (1)	Offices and Mixing Facility	Owned

Lillebonne, France	Manufacturing Facility	Owned

Maesteg, Wales	Manufacturing Facility	Owned

Plymouth, England	Manufacturing Facility	Leased

Plymouth, England	Manufacturing Facility	Owned

Schelklingen, Germany	Manufacturing Facility	Owned

Vitre, France	Manufacturing Facility	Leased

Zdar, Czech Republic	Manufacturing Facility	Owned

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

On October 26, 2001, the Company entered into a Stipulation of Settlement and Release of all of the class action lawsuits, without any admission of liability, resulting in a charge of $54.6 million ($33.9 million net of tax). Prior to settlement, $17.6 million of legal and professional and tire storage costs were incurred related to the class action litigation. Certain parties have sought to have the settlement nullified. According to the terms of the Stipulation of Settlement and Release, the Company will provide (i) a five-year Enhanced Warranty Program offering a free replacement tire for an Adjustable Separation on an Eligible Cooper Tire or an alternative dispute resolution system; (ii) some modifications to final tire inspections; and (iii) a consumer education program to promote tire safety. In addition, the Company has agreed to pay plaintiffs’ legal expenses as part of the settlement. Out of potentially millions of class members, only 156 chose to opt out of the Settlement. Those who opted out can pursue any legal rights they may have against the Company in separate individual lawsuits, any one of which the Company believes is unlikely to have a material adverse effect on the Company’s results of operations, cash flow or financial position.

Preliminary judicial approval of the Settlement has been received. If final approval is received, the litigation will be fully resolved, unless appealed. There were 18 objectors to the Settlement. None objected to the structure of the Settlement, but only to the content, coverage and amount of attorney’s fees. A fairness hearing regarding the Settlement was held in the Superior Court of New Jersey, Middlesex County on January 29 and 30, 2002. The Court has not yet rendered its decision as to the fairness of the Settlement.

The Company is also a defendant in unrelated product liability and other actions in Federal and state courts throughout the United States in which plaintiffs assert monetary damages. If the plaintiffs in certain of those actions recovered the damages sought, the impact could be material to the Company’s results of operations, cash flows, or financial position. The Company believes that such a result is unlikely. The Company does not believe any liability it may have for these matters will be material to its results of operations, cash flows or financial position.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2001.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Cooper Tire & Rubber Company common stock is traded on the New York Stock Exchange under the symbol CTB. Information concerning the Company’s common stock and related security holder matters (including dividends) is presented on pages 11, 32 through 35, 40 through 43 and 52 of this Annual Report on Form 10-K.

Item 6. SELECTED FINANCIAL DATA

(Dollar amounts in thousands except for per-share amounts)

												Earnings Per Share
	Net	Gross		Operating		Income Before		Income		Net
	Sales	Profit		Profit		Income Taxes		Taxes		Income		Basic		Diluted

1996	$1,619,345	$252,796		$172,922		$172,092		$64,208		$107,884		$1.30		$1.30

1997	1,813,005	314,210		208,678		194,792		72,381		122,411		1.55		1.55

1998	1,876,125	330,365		209,535		198,217		71,250		126,967		1.64		1.64

1999(a)	2,196,343	385,819	(c)	239,080	(c)	215,497	(c)	80,023	(c)	135,474	(c)	1.79	(c)	1.79	(c)

2000(b)	3,472,372	532,557	(d)	252,481	(e)	160,156	(e)	63,422	(e)	96,734	(e)	1.31	(e)	1.31	(e)

2001	3,154,702	430,010		106,234	(f)	29,158	(g)	10,992	(g)	18,166	(g)	0.25	(g)	0.25	(g)

				Net Property,
	Stockholders'	Total	Working	Plant &	Capital		Long-term
	Equity	Assets	Capital	Equipment	Expenditures	Depreciation	Debt

1996	$786,612	$1,273,009	$256,130	$792,419	$193,696	$76,820	$69,489

1997	833,575	1,495,956	354,281	860,448	107,523	94,464	205,525

1998	867,936	1,541,275	376,485	885,282	131,533	101,899	205,285

1999(a)	975,634	2,757,645	549,563	1,227,069	149,817	120,977	1,046,463

2000(b)	952,556	2,896,673	419,446	1,285,397	201,366	167,787	1,036,960

2001	910,240	2,764,250	304,192	1,206,074	136,287	169,479	882,134

	Return On
	Beginning	Return On		Return On
	Invested	Beginning		Beginning		Pretax		Effective	Return On
	Capital (h)	Equity		Assets		Margin		Tax Rate	Sales

1996	22.2%	14.4%		9.4%		10.6%		37.3%	6.7%

1997	24.4	15.6		9.6		10.7		37.2	6.8

1998	20.5	15.2		8.5		10.6		35.9	6.8

1999(a)	22.8 (i)	15.9	(i)	9.0	(i)	10.0	(i)	37.1	6.3	(i)

2000(b)	15.5 (i)	13.6	(i)	4.8	(i)	6.3	(i)	39.6	3.8	(i)

2001	9.6 (i)	6.7	(i)	2.2	(i)	3.2	(i)	37.7	2.0	(i)

		Long-term			Common Shares
	Current	Debt To	Equity	Dividends
	Ratio	Capitalization	Per Share	Per Share	Average (000)	Year End (000)

1996	2.4	8.1%	$9.67	$0.31	83,214	81,367

1997	2.8	19.8	10.58	0.35	79,128	78,760

1998	3.0	19.1	11.45	0.39	77,598	75,791

1999(a)	2.4	51.8	12.87	0.42	75,837	75,810

2000(b)	1.7	52.1	13.13	0.42	73,585	72,544

2001	1.5	49.2	12.54	0.42	72,559	72,600

				Stock Price
	Number of	Number of	Research &			Price/Earnings
	Stockholders	Employees	Development	High	Low	Average Ratio

1996	5,991	8,932	$19,700	$27.25	$18.00	17.4

1997	5,281	10,456	21,700	28.44	18.00	15.0

1998	4,809	10,766	29,200	26.25	15.44	12.7

1999(a)	4,801	21,586	39,900	25.00	13.25	10.5	(i)

2000(b)	4,704	24,704	99,500	16.00	9.19	7.0	(i)

2001	4,146	23,268	79,407	17.43	10.55	16.1	(i)

(a)	Reflects the acquisition of The Standard Products Company on October 27, 1999.

(b)	Reflects the acquisition of Siebe Automotive on January 28, 2000.

(c)	Amounts have been reduced by losses at closed and sold facilities of $4,355 ($2,737 after tax, $.03 per share).

(d)	Amounts have been reduced by losses at closed and sold facilities of $19,001 ($12,100 after tax, $.17 per share).

(e)	Amounts have been reduced by restructuring charges of $38,699 ($24,274 after tax, $.33 per share) and losses at closed and sold facilities of $19,001 ($12,100 after tax, $.17 per share).

(f)	Amount has been reduced by class action costs of $72,194 ($44,977 after tax, $.62 per share) and restructuring charges of $8,648 ($5,387 after tax, $.07 per share).

(g)	Amounts have been reduced by class action costs of $72,194 ($44,977 after tax, $.62 per share) and restructuring charges of $8,648 ($5,387 after tax, $.07 per share) and increased by gains on sales of non-manufacturing assets of $8,263 ($5,148 after tax, $.07 per share).

(h)	Earnings before interest and income taxes divided by long-term debt plus stockholders’ equity.

(i)	Computed prior to class action costs, restructuring charges, losses at closed and sold facilities and gains on sales of non-manufacturing assets.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Consolidated net sales in 2001 were $3.2 billion, a decrease of $.3 billion, or nine percent, from the record $3.5 billion in 2000. Net sales in 2000 were 58 percent higher than the sales level of $2.2 billion recorded in 1999. The acquisitions of The Standard Products Company (“Standard”) on October 27, 1999 and Siebe Automotive (“Siebe”) on January 28, 2000 accounted for approximately $1.2 billion of the increase in 2000.

Operating profit, net income and earnings per share in 2001, 2000 and 1999 were affected by a number of factors not directly related to the business operations of the Company. The following table details the impact of those factors on operating profit, net income and earnings per share in each of those years. In addition, 2001 was adversely affected by a $20 million increase in product liability costs (seven cents per share).

($ millions)

			Earnings
	Operating	Net	Per
	Profit	Income	Share

2001

As Reported	$106.2	$18.2	$0.25

Class Action settlement and defense costs	72.2	45.0	0.62

Restructuring	8.6	5.4	0.07

Gain on sale of non-manufacturing assets	—	(5.2)	(0.07)

	$187.0	$63.4	$0.87

2000

As Reported	$252.5	$96.7	1.31

Restructuring	38.7	24.3	0.33

Operating losses at closed and sold facilities	19.0	12.1	0.17

	$310.2	$133.1	$1.81

1999

As Reported	$239.1	$135.5	1.79

Operating losses at closed and sold facilities	4.4	2.7	0.03

	$243.5	$138.2	$1.82

After eliminating the factors described above, operating profit was $187 million in 2001 and $310 million in 2000, net income was $63 million in 2001 versus $133 million in 2000, and earnings per share was 87 cents in 2001 compared to $1.81 in 2000. These declines were primarily due to lower sales in both the tire and automotive segments resulting from a weakened economy. A reduction in interest expense in 2001, resulting from the repayment of debt and lower interest rates, mitigated the 2001 decline in net income. Operating profit, net income and earnings per share in 1999, after eliminating the losses incurred at a closed facility and sold facility, were $243 million, $138 million, and $1.82, respectively. The increased operating profit in 2000 was attributable to the operating profits generated by Standard and Siebe. Increased interest expense resulting from the Standard and Siebe acquisitions offset the increases in operating profit.

Selling, general, and administrative expenses were $227 million (7.2 percent of net sales) in 2001, $226 million (6.5 percent of net sales) in 2000, and $144 million (6.6 percent of net sales) in 1999. The percentage increase in 2001 is due almost entirely to the lower sales level. Spending levels in 2000, when compared to 1999, reflect the higher selling, general and administrative expenses associated with the acquired operations.

Interest expense was $91 million in 2001, compared to $97 million in 2000, reflecting a reduction in debt levels and lower interest rates. Interest expense in 2000 was $73 million higher than in 1999, reflecting the debt incurred for the acquisitions of Standard and Siebe.

Other income increased from $5 million in 2000 to $13.6 million in 2001. Gains resulting from the sale of two tire warehouses and an aircraft were responsible for this increase. Other income increased from $862,000 in 1999 to $5 million in 2000. Income from unconsolidated entities which were part of the Standard acquisition accounted for this increase. The most significant of these is Nishikawa Standard Company, a partnership of which the Company and Nishikawa Rubber Co., Ltd. of Japan each own 50 percent. The partnership, which has production facilities in Indiana, manufactures automotive sealing components for automotive companies operating in the United States, including those based in Japan.

The Company’s effective income tax rate was 37.7 percent in 2001, which was lower than the 39.6 percent rate in 2000. This was substantially due to the impact of global tax planning and the mix of earnings by entity across state and local jurisdictions. In 2000, the effective tax rate increased from 37.1 percent in 1999, due to the impact of nondeductible goodwill attributable to the acquisitions of Standard and Siebe. The Company anticipates a decrease in its effective tax rate in 2002 due to the continued implementation of global tax planning initiatives and the elimination of the amortization of non-deductible goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

The Company has recorded valuation allowances pertaining to certain foreign subsidiaries acquired with Standard and Siebe because the Company believes it is more likely than not that certain available net operating loss carryforwards may not be utilized. At December 31, 2001, the Company has future tax benefits of $68 million related to various foreign and state net operating losses and other tax credit carryforwards. Some of these can be carried forward indefinitely, while others expire from 2002 through 2021. The valuation allowance totals $25 million at December 31, 2001. It is more likely than not the carryforwards for which no valuation allowance has been established will be realized based upon forecasted future earnings resulting in future taxable income and the implementation of certain tax strategies.

Postretirement benefit expense was $29 million in 2001, $25 million in 2000, and $20 million in 1999. The Company was required by accounting rules to change certain key assumptions related to the measurement of its liability for other postretirement benefit plans at December 31, 2001 which will result in an increase in expense in 2002 and beyond. However, the Company is evaluating plans to mitigate the increases.

The effects of inflation did not have a material effect on the results of operations of the Company in 2001, 2000, and 1999.

Business Segments

The Company has two reportable segments – Tire and Automotive. The Company’s reportable segments are each managed separately because they offer different products requiring different marketing and distribution strategies.

The Tire segment produces automobile, truck and motorcycle tires, and inner tubes, which are sold nationally and internationally in the replacement tire market to independent dealers, wholesale distributors, and regional and national retail chains, and supplies equipment and materials to the truck tire retreading industry.

The Automotive segment produces body sealing systems, active and passive vibration control systems, and fluid handling systems, primarily for the global automotive original equipment manufacturing and replacement markets.

Tire Segment

Overview

Sales of passenger car and light truck tire replacement units in the United States market decreased in 2001 by approximately 4.7 percent from 2000 sales levels. This followed a 3.3 percent increase in the market in 2000 over 1999. The year 2000 was a record high sales year, due largely to the well-publicized recall of certain Firestone tires. Consumer demand softened in early 2001 due primarily to a weakened United States economy. This softening continued throughout the year and was exacerbated by the events of September 11, 2001. In addition, foreign produced, low-priced tires continued to be imported into the United States market at high levels.

Sales

Sales of the Tire segment were $1.7 billion in 2001, a decrease of $98 million, or five percent, from $1.8 billion in 2000. Tire unit sales for 2001 were down eight percent from 2000. The segment’s sales decrease from one year ago results primarily from a significant softening in consumer demand in 2001 due to generally weak economic conditions, the abnormally high demand for certain tires generated by the Firestone recall announced in 2000, and increased purchases in the fourth quarter of 2000 ahead of a January 1, 2001 price increase. Improvements in pricing and product mix partially offset these factors.

Sales for 2000 were nearly 16 percent, or $245 million, higher than the $1.6 billion recorded in 1999. The acquisition of Oliver Rubber Company (“Oliver”) as part of the Standard acquisition contributed $133 million of this increase. Tire unit sales for 2000 increased five percent from 1999.

Although industry-wide sales of light and medium truck tires declined eight percent in 2001 from 2000, the segment’s sales in this category decreased by less than four percent. A broadened product line in this category, including an increased focus on radial medium truck tires, caused the segment’s market share to increase in 2001. The segment’s sales of passenger tires declined by 11 percent in 2001 versus an industry-wide sales decrease of four percent. This was partly due to the fact that the Company did not participate in the most recent Firestone tire recall to the same extent as certain other manufacturers who reached agreements with Ford Motor Company regarding the replacement of Firestone tires. Continued imports of low-priced passenger tires were also a factor in the decline experienced by the segment’s performance relative to the industry. Passenger tires account for over 80 percent of the combined passenger and light and medium truck replacement tire market.

The segment’s unit sales in 2000, including both passenger and truck tires, increased by five percent from 1999. Passenger tire shipments increased more than one percent from 1999. Light truck tire shipments increased more than 16 percent, significantly outpacing the industry’s four percent growth in this category in 2000. A strong emphasis on serving the light truck tire market with the introduction of significant new product offerings during the year accounted for the segment’s excellent performance in the light truck market. Increased sales of the Company’s proprietary brand tires, and sales arising from the Firestone recall, contributed to the sales increase in 2000. A price increase announced late in 2000 and effective on January 1, 2001, was a factor in an increase in sales in the fourth quarter of 2000, as customers made purchases in advance of the price increase. The adverse impacts of low-priced tire imports and a large customer’s shift away from the marketing of private brand tires partially offset those gains.

Sales of the segment’s international operations increased three percent in 2001 from 2000, following a decrease of more than six percent in 2000 from 1999. The improvement in 2001 primarily reflects higher demand for Avon brand products in both the United Kingdom and the United States replacement tire markets due to aggressive product development and marketing efforts. The decrease in 2000 reflected the difficulty of exporting from the United Kingdom into Europe due to the strong British pound when compared to the euro.

Sales of the segment’s retread business were 23 percent lower in 2001 than in 2000. Approximately 57 percent of this decline reflects the loss of a major tread rubber customer late in 2000, while the remainder is due to extreme weakness in the commercial trucking industry through the first six months of 2001. In July 2001, the Company acquired certain assets of the retread business of The Hercules Tire & Rubber Company, which has exited the retread business. The segment began to benefit from this purchase late in the third quarter and into the fourth quarter as former Hercules customers depleted inventory obtained from Hercules prior to the acquisition and commenced purchases of retread products from the Company.

Operating Profit

Operating profit and operating margin in 2001 and 2000 were affected by class action settlement and defense costs and restructuring costs which were not directly related to the segment’s ongoing performance. The following table details the impact of those factors on operating profit and operating margin in each of these years.

($ millions)

	Operating	Operating
	Profit	Margin

2001

As Reported	$73.2	4.3%

Class Action settlement and defense costs	72.2	4.2%

Restructuring	1.6	0.1%

	$147.0	8.6%

2000

As Reported	$183.9	10.2%

Restructuring	5.7	0.3%

	$189.6	10.5%

Operating profit during 2001 was helped by a more favorable product mix, price increases implemented in North America during the first and third quarters, and moderation in the cost of energy and certain raw materials derived from petroleum commencing during the second quarter. By the end of the year, many raw materials used by the segment were priced lower than in recent years. The margin improvements were not sufficient to offset the impacts of lower sales, product liability provisions (which impacted the segment by $30 million in 2001, an increase of $20 million from 2000), and production curtailments which took place in response to the weak market conditions experienced during the year. The cost of these production curtailments totaled $40 million in 2001.

The restructuring charges in 2001 and $4 million of the restructuring charges in 2000 resulted from the decision to close Oliver’s manufacturing facilities in Wadsworth, Ohio; Export, Pennsylvania; Paris, Texas; Dallas, Texas; as well as a distribution facility and Oliver’s administrative headquarters in Athens, Georgia. The closings were due to a restructuring plan to more closely integrate Oliver’s operations with those of the Company’s tire business and to optimize the utilization of the segment’s existing capacity.

Performance of the segment’s international operations improved during 2001 due to a strategic decision made in 2000 to streamline the various product lines offered by its United Kingdom subsidiary and focus on premium and performance tires. The Company’s subsidiary in the United Kingdom recorded restructuring charges of $2 million in 2000 which also contributed to operating profit improvement in 2001. The strong United States dollar adversely affected exports of tires produced in the United States in both 2001 and 2000.

Operating profit for the segment was $176 million in 1999 and operating margin was 11.3 percent. The segment’s 1999 results were not affected by any of the special factors detailed in the table above.

An increase in raw material costs of over $30 million, due primarily to increases in the price of petroleum, was the principal reason for the decline in the segment’s margins in 2000. Improvements in product mix and pricing due to the fact that a higher percentage of the segment’s sales in 2000 consisted of higher-margin proprietary brand tires, together with lower plant costs resulting from manufacturing efficiency initiatives, partially offset the impact of the higher raw material costs.

Outlook

The year 2002 will be one of continued challenge for the Tire segment. A leading trade association forecasts a decline in replacement tire sales in 2002 of one to two percent from 2001 levels, reflecting generally weak economic conditions and a disruption in consumer demand for replacement tires created by the two Firestone recalls. However, early in 2002, the economic recovery and the segment’s sales appear to be somewhat more robust than was previously forecast, which provides a cautious optimism that performance of the segment may be better than originally expected. Industry-wide replacement tire sales in North America in the first two months of 2002 have increased by more than six percent over sales in the first two months of 2001, and the segment’s sales increased by an even greater amount.

The segment is projecting an increase in its unit sales for the year, in part due to significant new business with a large private brand customer under an agreement concluded late in 2001. However, the segment continues to operate its facilities at levels below normal capacity. Further reduction and improved management of the segment’s tire inventories is an important priority this year. New supply chain optimization initiatives are being undertaken to achieve the segment’s inventory management objectives. Lower than expected sales would likely result in more aggressive measures to manage inventories, including temporary production curtailments, which would have an adverse impact on the segment’s profitability level.

Global overcapacity remains a significant difficulty for the replacement tire industry. One of the segment’s competitors has announced plans to rationalize its original equipment production capacity. However, overcapacity among tire producers in South America and

Asia, coupled with a continuation of the strength of the United States dollar, are likely to result in sustained high levels of imports of low-priced passenger tires into the United States replacement market.

Improvements in the segment’s profitability will depend on an increase in consumer demand or increases in the segment’s market share, better management of inventories, and the ability to increase prices to offset any increases in the cost of production that may occur, such as increases in the cost of raw materials, which are presently at extremely favorable price levels, and natural gas, which is available at much lower prices than in the first half of 2001. Imports of low-priced tires may make price increases difficult to achieve. The segment expects that its best opportunities for sales growth over the longer term will likely be in its sales of proprietary brand tires and to regional and national retailers, which are steadily increasing their share of the replacement tire market. The segment was successful in significantly increasing its penetration of the regional and national retail markets in 2001, and intends to continue to expand its focus on those distribution channels in 2002, while also continuing to provide its traditional strong support to its independent dealers.

Improved performance of the segment’s subsidiary in the United Kingdom will require an increase in volume, as well as the successful implementation of further cost reduction initiatives and a more competitive British pound versus the euro.

The commercial tire division expects to benefit from gradually improving economic conditions in the commercial trucking industry, which was extremely weak in the first half of 2001, and the inclusion of sales from former Hercules customers for all of 2002.

The segment anticipates that its product liability costs will increase further from the 2001 level, which was much higher than in previous years. In the wake of the issues surrounding the Firestone recall, product liability litigation has increased significantly and the environment for such litigation is more difficult than was the case in previous years. Whether the current environment will continue in the future is uncertain, but the Company’s current caseload indicates it is unlikely that its product liability costs will be reduced in 2002 from 2001 levels.

The Company has tentatively settled numerous class action lawsuits pending against it involving its tires. Additional information about the lawsuits is included in the “Contingencies” section of this Management’s Discussion and Analysis.

The segment may also begin to be impacted in 2002 by the Transportation Recall Enhancement Accountability and Documentation Act (“TREAD Act”) which became law on November 1, 2000, and which will directly impact the tire industry. Pursuant to the statute, the National Highway Transportation Safety Administration (“NHTSA”), the federal agency which oversees certain aspects of the tire industry, has proposed rules relating to test standards, tire labeling, tire pressure monitoring, early warning reporting, tire recalls and record retention. Rules for certain of these issues may be finalized during 2002, depending upon whether NHTSA is able to meet the deadline set forth in the statute.

The TREAD Act and any regulations promulgated under the Act are applicable to all tire manufacturers and importers of tires who sell tires in the United States, regardless of where such tires are manufactured. The Company has been working with the Rubber Manufacturers’ Association in reviewing and preparing tire industry comments on the proposed rules. The Company will continue to closely monitor these rules and assess the potential financial impact on the Company as the rules become final and are implemented.

Automotive Segment

Overview

The Company’s Automotive segment serves automotive original equipment manufacturers (“OEMs”) throughout the world. The year 2001 was one of significantly reduced automotive production in North America. Light vehicle production in North America declined by approximately ten percent to 15.5 million vehicles from 17.1 million vehicles in 2000, which was the highest level ever recorded, and represented an increase of approximately one percent over 1999 levels. Production in Europe was 19.5 million vehicles in 2001, unchanged from the production levels in 2000. European production was 18.9 million vehicles in 1999. South American production totaled 2.0 million vehicles in 2001, which was equal to production levels in 2000. Production in 1999 totaled 1.7 million vehicles, as a currency crisis led to a severe economic contraction.

The share of the North American market held by the three United States-based automotive manufacturers, General Motors, Ford, and the Chrysler unit of DaimlerChrysler, declined by approximately one percentage point in 2001 from 2000. This followed a decline of approximately two percentage points in 2000 from 1999 levels. The decline in their market share has the potential to negatively impact the segment over the longer term, depending upon the particular platforms and products most affected. A significant element of the segment’s global strategy is to increase its level of sales to automotive manufacturers based outside of the United States.

Automotive suppliers such as the Company are presently operating in an environment in which its customers generally require annual price reductions. As a result, emphasis on continuous improvement, lean manufacturing, and other cost reduction initiatives is essential to profitable operations.

Sales

Sales for the Automotive segment were $1.5 billion in 2001, a decrease of 13 percent from $1.7 billion in 2000. Approximately 41 percent, or $90 million, of the decline is attributable to the absence of the sales of Holm Industries, Inc. and the plastics operations at Winnsboro, South Carolina, both of which were sold during the second quarter of 2000. The remainder of the sales decrease was primarily the result of the decrease in light vehicle production in North America from the levels of 2000, and to a lesser extent, the impact of lower prices for many of the segment’s products and the discontinuance of certain programs for which the segment provided products. New business commencing in 2001 was not sufficient to offset this volume decline.

Sales for the segment increased from $644 million in 1999 to $1.7 billion in 2000. The acquisitions of Standard and Siebe were responsible for virtually all of the sales increase of this segment. Sales in 2000 were especially strong in North America due to record production levels in the industry.

Approximately 74 percent of the segment’s sales in 2001 were in North America, 22 percent in Europe, and four percent in Brazil, Australia and India. Although the segment does business with all of the world’s major automakers, approximately 76 percent of its global sales are to Ford, the Chrysler unit of DaimlerChrysler, and General Motors. These percentages did not change significantly from 2000. Nearly all of the segment’s foreign sales were of body sealing components and fluid handling systems. Approximately 30 percent of the total sales of each of these product lines were derived from foreign operations in 2001 and 2000, respectively.

Operating Profit

Operating profit and operating margin in 2001, 2000 and 1999 were affected by restructuring costs and operating losses at closed and sold facilities which were not directly related to the segment’s ongoing performance. The following table details the impact of those factors on operating profit and operating margin in each of these years.

($ millions)

	Operating	Operating
	Profit	Margin

2001

As Reported	$39.0	2.6%

Restructuring	7.0	0.5%

	$46.0	3.1%

2000

As Reported	$68.6	4.0%

Restructuring	33.0	2.0%

Operating losses at closed and sold facilities	19.0	1.1%

	$120.6	7.1%

1999

As Reported	$62.7	9.7%

Operating losses at closed and sold facilities	4.4	0.7%

	$67.1	10.4%

The reduction in North American light vehicle production levels in 2001 was primarily responsible for the lower operating profits reported by the segment. Other factors that adversely affected operating profit were the inefficiencies created by erratic scheduling resulting from the short lead times given by the OEMs in advance of the frequent production curtailments that occurred during the year, the pricing reductions granted in 2001, and inefficiencies resulting from the redeployment of the business of the closed Rocky Mount, North Carolina sealing production plant to two other facilities.

The segment’s business outside of North America was not profitable in 2001, due to costs associated with significant product launches in both the sealing and fluid systems units in the United Kingdom, the inefficiencies associated with the substantial restructuring that the segment has undertaken in Europe, and the effects of a weakened economy in Brazil, due largely to an energy crisis.

In addition to the restructuring plan announced in the fourth quarter of 2000, the segment continued to further reduce its North American costs during the year through additional personnel reductions and lean manufacturing and other costs saving initiatives, as part of an aggressive program to reduce controllable costs in all areas of the business. These efforts helped mitigate the decline in the segment’s operating performance, but not enough to offset the impact of the significantly reduced volumes, erratic production schedules and production inefficiencies resulting from the relocation of business.

Operating profit in 2000 was higher than in 1999 because of the substantially increased volumes resulting from the acquisitions of Standard and Siebe. Operating margins, however, were lower in 2000. A significant portion of the reason for the decline was in the sealing business in Europe where overcapacity, poor product pricing, and a significant presence in the United Kingdom (where the strong British pound hurt sales of products exported to other European countries) plagued the segment’s efforts to achieve profitability. In addition, a sluggish Brazilian economy prevented the segment from being profitable there in 2000.

Outlook

The performance of the Automotive segment in 2002 is dependent upon several factors. The overall level of light vehicle production is a significant influence on the segment’s level of profitability. The segment has projected North America light vehicle production at 15.2 million vehicles. Given encouraging economic news thus far in 2002, the segment is cautiously optimistic that this number is conservative and, if so, 2002 performance may exceed the segment’s current expectation.

Performance is also dependent on the extent of price reductions granted to the segment’s customers. In addition to reductions that took effect at the beginning of 2002 under long-term agreements, the segment has entered into discussions with certain of its customers, including Ford Motor Company, its largest customer, for additional price reductions. The outcome of those discussions and their impact both on current contracts and on the segment’s future relationship with those customers cannot presently be determined with any certainty. The segment believes that these pricing pressures are largely due to the lack of profitability among global automobile manufacturers. This is a concern to the segment as it is likely to result in continued efforts by the OEMs to obtain price reductions from their suppliers.

Although the segment sells products to virtually all of the world’s major automakers, its sales are disproportionately weighted to General Motors, Ford, and the Chrysler unit of DaimlerChrysler. As a result, the segment’s sales volumes are partially dependent on their ability to maintain or improve their market share.

Although industry-wide production levels are expected to be lower in 2002 than in 2001, the segment’s sales in 2002 are expected to increase slightly, due to incremental new business awarded in recent years. Enhanced profitability will require not only the anticipated volume increases but also the successful completion of the segment’s restructuring initiatives and continued progress in obtaining savings from lean manufacturing and other cost reduction efforts. In addition, the resolution of inefficiencies arising from the transfer of business from the closed Rocky Mount, North Carolina sealing production facility to other North American sealing facilities is essential to the successful performance of that business in 2002.

In Europe, the segment experienced high costs related to numerous product launches in both the sealing and fluid systems business units in 2001. The segment expects to improve its profitability significantly in 2002 because of the absence of significant launch costs and the impact of having fully implemented the restructuring plan, which is expected to have occurred by the end of the second quarter of 2002. The segment will continue to seek ways to increase production at it facilities in Poland and the Czech Republic, where costs are significantly lower than in the United Kingdom, France and Germany, where the bulk of the segment’s European manufacturing operations now take place. The segment also seeks to diversify its customer base to include all of the major OEMs in Europe, and not just those which the segment has traditionally served.

A severe energy crisis caused renewed recessionary conditions in Brazil in 2001. However, as a result of continued cost reduction efforts, the sealing operation generated a small operating profit. Although conditions there have stabilized and the energy problems have abated, the segment will need to make additional cost reductions to be profitable at the sales levels expected in 2002.

Company Summary

Although the Company expects that 2002 will be a difficult year if economic conditions remain weak, the substantial completion of the announced restructuring programs and a relentless emphasis on lean manufacturing and other cost reduction efforts have positioned the Company to remain profitable when economic conditions are weaker than normal. A return to more normal conditions in the replacement tire market and the beginning of significant new product launches in the automotive segment provide the Company with optimism about its performance in the second half of 2002 and into 2003. In addition, if the economic recovery commences earlier than expected, as some economic indicators are showing, results for the year 2002 could be higher than originally forecast.

Nevertheless, the Company must continue to meet numerous challenges to achieve its desired level of performance. In the Tire segment, the evolution in the distribution channels into which replacement tires are sold will require continued changes in the segment’s sales and marketing practices. In addition, the continuing level of low-priced tire imports will require that the segment maintain and even enhance its position as a low-cost supplier of quality products. In the Automotive segment, the lack of profitability among the OEMs will require suppliers such as the Company to operate in an extremely lean and efficient manner if they are to survive and prosper in an industry in which pricing pressures cannot be expected to abate.

Liquidity and Capital Resources

Net cash provided by operating activities was $269 million in 2001, $38 million higher than the $231 million generated in 2000. Net cash provided by operating activities was $231 million in 2000, $20 million higher than the $211 million generated in 1999. Net income, adjusted for non-cash charges, decreased by $48 million in 2001 from 2000 and increased $18 million in 2000 from 1999. Changes in operating assets and liabilities resulted in the availability of $85 million more cash in 2001 than in 2000. This improvement was due in part to a change in the payment pattern of a significant tire customer.

Net cash used in investing activities during 2001 reflects capital expenditures of $136 million, compared to $201 million in 2000 and $150 million in 1999. Capital expenditures in 2002 are expected to approximate $150 million, primarily to support new business launching in 2002 and 2003, advances in manufacturing technology and process improvements throughout the Company’s operations. The Company’s capital expenditure commitments at December 31, 2001 are not material to its consolidated financial position or cash flows.

Net cash used in investing activities includes the acquisition of certain assets of the tire retread business of The Hercules Tire & Rubber Company in July 2001 for $6 million and the purchase of certain assets of Siebe’s subsidiary in India in March 2001. The Indian transaction had been delayed due to regulatory requirements in that country. The Company sold various assets in 2001, which included two tire distribution facilities and an aircraft, for $16 million. During 2000, the Company acquired Siebe for $223 million. Pretax proceeds from the sale of the Holm and Winnsboro businesses provided $110 million. In 1999, the Company acquired Standard for $594 million and assumed its outstanding debt.

Through its financing activities in 2001, the Company reduced its total debt by $86 million. The reduction consisted of the repayment of commercial paper borrowings of $127 million, the repurchase of $24 million of the Company’s public notes, the payment of scheduled maturities of long-term debt in the amount of $15 million, and a reduction in bank line borrowings. Offsetting this reduction was the placement of $90 million of debt in Canada under a five-year note.

In 2000, the Company’s total debt increased by $129 million, due substantially to the issuance of commercial paper to fund the Siebe acquisition. This increase in debt was partially offset by proceeds received from the sale of businesses and by a purchase price adjustment related to the Siebe acquisition. The Company also used $42 million to repurchase 3,314,800 shares of its common shares in 2000. During 1999, the Company issued $800 million of public notes to provide long-term funding for the acquisition of Standard.

Dividends paid on the Company’s common shares were $30 million, $31 million and $32 million in 2001, 2000 and 1999, respectively.

On December 21, 2001, the Company amended and restated its credit agreement with a group of eight banks. Pursuant to the amendment, the ratio of income before fixed charges and income taxes to fixed charges (the “fixed charge coverage ratio”) required to be maintained by the Company under the agreement was reduced from 2.0 times to 1.5 times through September 30, 2002, 1.75 times at December 31, 2002 and 2.0 times thereafter. The amendment provides for the exclusion of certain charges in calculating the ratio. The amendment also allows the Company to maintain a total debt to total capitalization ratio of 60 percent through December 31, 2002 and 55 percent thereafter, and permits the exclusion of the impact of the cumulative currency translation adjustment recorded in equity from the total debt to total capitalization measurement. Further, the amendment provides that any adverse impact from any potential impairment of goodwill and other intangibles upon adoption of the new accounting standard in 2002 shall be excluded from the calculation of both the fixed charge coverage and total debt to total capitalization ratios. The same amendments were made to the Company’s 6.55 percent notes placed with insurance companies. The Company was in compliance with these covenants at December 31, 2001. At that date, the ratio of total indebtedness to total capitalization was 54.0 percent, under the definitions contained in the agreement. For the twelve months ended December 31, 2001, the fixed charge coverage ratio was 1.66 times.

The credit commitment under the amended agreement has been reduced from $350 million to $250 million. Of this amount, $125 million may be borrowed, with the amounts repayable through a date as late as August 31, 2006. The remaining $125 million, if borrowed, must be repaid by August 31, 2002. The Company generally renegotiates the short-term portion of its credit facility each year, and expects to do so again in 2002. The Company does not presently expect to experience difficulty in renegotiating this facility with its bank group. In addition, the agreement allows the Company to increase its total credit commitment to $350 million, without renegotiating the terms of the agreement, through the addition of new lending institutions. The credit facilities support issuance of commercial paper. There were no borrowings under the agreement at December 31, 2001. At December 31, 2000, $127 million was outstanding under the previous credit facilities.

The Company’s unsecured credit arrangements include certain provisions for acceleration of maturity. These provisions include (i) bankruptcy or dissolution proceedings; (ii) failure to pay principal and interest; (iii) cross default in an amount in excess of $10 million for money borrowed; (iv) final uninsured judgments which exceed $10 million and which have not been vacated or discharged within 60 days; (v) litigation or government proceedings that will likely have a material adverse effect and have not been cured within 30 days; and (vi) change in control whereby a person or group of persons acquires 20 percent or more of the voting stock.

In August 2001, a Canadian subsidiary of the Company entered into a $125 million loan agreement, which expires in August 2006, with Market Street Funding Corporation, an affiliated company of PNC Bank NA, which is secured by certain trade accounts receivable. At that time, $90 million was advanced under the loan agreement, with a maturity date of August 2006 and interest at an average commercial paper floating rate plus a spread of .675 percent. At December 31, 2001, $90 million was outstanding under this agreement.

The Company established a $1.2 billion universal shelf registration in 1999 in connection with the acquisition of Standard. Fixed rate debt of $800 million was issued pursuant to the shelf registration in December 1999 to fund the acquisition. The remaining amount available under the shelf registration continues to be available at December 31, 2001. Securities that may be issued under this shelf registration include debt securities, preferred stock, fractional interests in preferred stock represented by depositary shares, common stock, and warrants to purchase debt securities, common stock or preferred stock.

In November 2001, Moody’s Investors Service reduced the Company’s long-term debt rating from A3 to Baa2, with a stable outlook. In January 2002, Standard & Poor’s reduced the Company’s long-term corporate credit, senior unsecured debt and senior unsecured shelf registration ratings from BBB+ to BBB, with a stable outlook. These ratings are “investment grade.” Both Moody’s and Standard and Poor’s attributed the change in rating to the difficult industry conditions which they judge could prevent the Company from achieving the improvement in financial measures factored into the previous ratings. The ratings on the Company’s short-term credit and commercial paper ratings were affirmed at P-2 by Moody’s and at A-2 by Standard and Poor’s. The Company does not expect that the ratings downgrade will impact its ability to obtain any financing that may be needed for its business operations.

The Company expects, given current business projections, that sufficient liquidity will be provided by cash flows from operations, the disposition of assets held for sale, its credit facilities and its loan arrangement secured by certain trade receivables to fund its obligations and commitments during 2002. The Company’s additional borrowing capacity through use of its credit agreement with its bank group and other bank lines at December 31, 2001 is $321 million, with another $400 million available under the shelf registration.

The Company expects to use cash in 2002 for debt service obligations, capital expenditures, dividends on its common shares, the cash requirements of its tentative agreement to settle the litigation described herein under “Contingencies,” and normal working capital requirements. Cash flows from operations may change materially if economic conditions and the Company’s restructuring efforts are achieved at a pace different than expected, or if a downturn in the economy from early 2002 levels occurs. The cost of borrowings under the Company’s $250 million credit facility would be impacted by further changes in debt ratings.

The Company’s contractual obligations at December 31, 2001 are summarized in the following table:

(000's)	Payments Due by Period

		Less
Contractual		Than 1	1 – 3	4 – 5	After 5
Obligations	Total	Year	Years	Years	Years

Long-Term Debt	$1,086,489	$213,835	$12,500	$90,000	$770,154

Capital Lease Obligations	12,807	3,326	3,968	417	5,096

Operating Leases	124,180	17,360	25,110	18,980	62,730

Notes payable	15,875	15,875	—	—	—

Unconditional Purchase(a)	21,718	21,718	—	—	—

Total Contractual Cash Obligations	$1,261,069	$272,114	$41,578	$109,397	$837,980

(a)	Noncancellable purchase order commitments for raw materials, principally natural rubber, made in the ordinary course of business.

Contingencies

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

On October 26, 2001, the Company entered into a Stipulation of Settlement and Release of all of the class action lawsuits, without any admission of liability, resulting in a charge of $54.6 million ($33.9 million net of tax). Prior to settlement, $17.6 million of legal and professional and tire storage costs were incurred related to the class action litigation. Certain parties have sought to have the settlement nullified. According to the terms of the Stipulation of Settlement and Release, the Company will provide (i) a five-year Enhanced Warranty Program offering a free replacement tire for an Adjustable Separation on an Eligible Cooper Tire or an alternative dispute resolution system; (ii) some modifications to final tire inspections; and (iii) a consumer education program to promote tire safety. In addition, the Company has agreed to pay plaintiffs’ legal expenses as part of the settlement. Out of potentially millions of class members, only 156 chose to opt out of the Settlement. Those who opted out can pursue any legal rights they may have against the Company in separate individual lawsuits, any one of which the Company believes is unlikely to have a material adverse effect on the Company’s results of operations, cash flow or financial position.

Preliminary judicial approval of the Settlement has been received. If final approval is received, the litigation will be fully resolved, unless appealed. There were 18 objectors to the Settlement. None objected to the structure of the Settlement, but only to the content, coverage and amount of attorney’s fees. A fairness hearing regarding the Settlement was held in the Superior Court of New Jersey, Middlesex County on January 29 and 30, 2002. The Court has not yet rendered its decision as to the fairness of the Settlement.

The Company is also a defendant in unrelated product liability and other actions in Federal and state courts throughout the United States in which plaintiffs assert monetary damages. If the plaintiffs in certain of those actions recovered the damages sought, the impact could be material to the Company’s results of operations, cash flows, or financial position. The Company believes that such a result is unlikely. The Company does not believe any liability it may have for these matters will be material to its results of operations, cash flows or financial position.

New Accounting Standards

For a discussion of recent accounting pronouncements and their impact on the Company, see the “Significant Accounting Policies — Accounting pronouncements” note to the financial statements.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When more than one accounting principle, or the method of its application, is generally accepted, the Company selects the principle or method that is appropriate in its specific circumstances. Application of these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Product liability – The Company has pending various claims and lawsuits arising in the ordinary course of business with respect to product liability for its tire products. The facts related to each individual claim or lawsuit are evaluated on an ongoing basis and judgments are made to determine the Company’s requirement to establish or revise an accrual for specific liability. The amount of the accrual gives appropriate consideration to historical patterns and results of similar cases. In evaluating the appropriateness of its accruals, the Company takes the litigation environment into account, using its best judgment as to the most likely outcome of specific litigation brought against it. In the wake of the Firestone recall, the Company believes that product liability litigation has become more difficult for defendants and relying solely upon historical results in establishing accruals could understate the Company’s exposure. Legal costs are expensed as incurred.

Deferred tax assets – The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While future taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. A valuation allowance of $13.8 million was recorded on purchased net operating loss carryforwards of $21 million and, to the extent such benefits are realized, the benefits will be recorded as an adjustment to goodwill.

Impairment of long-lived assets – The Company’s long-lived assets include property, plant and equipment, long-term investments, goodwill and other intangible assets. If an indicator of impairment exists, the Company will compare the undiscounted cash flows generated by the business units to the carrying value. Based on current facts, the Company believes there is no impairment. If current business conditions deteriorate, the Company may be required in the future to record an impairment charge. As discussed in the notes to the financial statements, the Company is assessing the impact of SFAS No. 142, “Goodwill and Other Intangible Assets.”

Pension and postretirement benefits – The Company has recorded significant pension and postretirement liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected returns on plan assets. Current market conditions, including changes in interest rates, are considered in selecting these assumptions. Changes in the related pension and postretirement benefit liabilities may occur in the future due to changes in plan design and key assumptions.

Warranties – The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates. If return rates differ materially from those historical rates, such as reductions in warranty claims due to improvements in product quality, revisions to the estimated warranty liability would be required.

Insurance Costs and Availability

The Company purchases excess/umbrella liability insurance coverage for its products liability exposure and has obtained noncancelable coverage through March 31, 2003. The policy contains aggregate annual maximums for all claims incurred during a policy year which the Company believes are sufficient to cover the ultimate cost of all claims incurred in each policy year. With respect to renewal of the Company’s coverage beginning on April 1, 2003, the litigation environment created by the Firestone recalls may adversely impact both the scope and cost of coverage available to the Company.

As a result of the terrorist attacks of September 11, 2001 and general market conditions, the Company’s property insurance costs for 2002 have approximately tripled. In addition, the breadth of coverage has been reduced, although not to a level that creates a significant risk to the Company’s business operations or financial condition. In particular, the Company’s property insurance coverage now excludes any coverage for the risks associated with terrorism.

Forward-Looking Statements

This report, and in particular the “Outlook” and “Liquidity and Capital Resources” sections, contain “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding projections and expectations for future financial performance, which involve uncertainty and risk. The Company cautions that although such forward looking statements are based on assumptions that it believes are reasonable, the assumptions are subject to various risks and actual results may differ materially from what is stated in this report. Among the factors that may cause the Company’s future financial performance to differ materially from those projections or expectations are the following, which include, but are not limited to: changes in economic and business conditions in the world, including economic and political changes in international markets and countries over which the Company has no control, increased competitive activity, the failure to achieve expected sales levels, consolidation among the Company’s competitors and customers, technology advancements, unexpected costs and charges, fluctuations in raw material and energy prices, government regulatory initiatives, including the proposed regulations under the TREAD Act, the cyclical nature and overall health of the global automotive industry, the loss of a major customer or program, risks associated with new vehicle launches, the failure to achieve the savings anticipated from the announced restructuring plans, the risks to the economy associated with external events, including those resulting from the events of September 11, 2001 and the impact on the economy of similar events which may occur in the future, litigation brought against the Company, and other unanticipated events and conditions. In addition, it is possible that the Company will fail to obtain final approval of the settlement of class action litigation which has been described under “Contingencies” herein.

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

A ten percent decrease in interest rates would have adversely affected the fair value of the Company’s fixed-rate, long-term debt by approximately $52.7 million at December 31, 2001 and approximately $57 million at December 31, 2000. A ten percent increase in the interest rates for the Company’s floating rate long-term debt obligations would not have been material to the Company’s results of operations and cash flows.

The Company uses interest rate swap agreements to manage its exposure to interest rate risk. In October 2001, the Company entered into $100 million of interest rate swap agreements to convert a portion of its 7.75 percent fixed-rate, 2009 senior notes to a floating rate based on LIBOR. The Company’s exposure to changes in interest rates from its short-term notes payable issuances is not significant as such notes, which are not material to its financial position at December 31, 2000 and 2001, are issued at current market rates.

At December 31, 2001, the Company has derivative financial instruments that hedge foreign currency denominated intercompany loans. Gains or losses on the foreign currency denominated loans are offset by changes in the values of derivative financial instruments. To manage the volatility related to currency exchange exposures related to future sales and purchases, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. For the residual portion, the Company enters into forward exchange contracts and purchased options with maturities of less than 12 months pursuant to the Company’s policies and hedging practices. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value of cash flows of the underlying exposures being hedged. The Company’s unprotected exposures to earnings and cash flow fluctuations due to changes in foreign currency exchange rates were not significant at December 31, 2000 and 2001.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated statements of financial position at December 31, 2000 and 2001 and consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2001, the independent auditor’s report thereon, and the Company’s unaudited quarterly financial data for the two-year period ended December 31, 2001 are presented on pages 30 through 50 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Company’s directors appears in the Company’s Proxy Statement dated March 26, 2002, which will be herein incorporated by reference. The names, ages, and all positions and offices held by all executive officers of the Company, as of the same date, are as follows:

Name	Age	Executive Office Held	Business Experience

Thomas A. Dattilo	50	Chairman of the Board, President and Chief Executive Officer and Director	Chairman of the Board and Chief Executive Officer since April 2000. President and Chief Operating Officer since January 1999. Director since February 1999. Formerly with Dana Corporation since 1977, having served as President, Sealing Products since 1998 and in senior management positions at Dana Corporation subsidiaries since 1985.

Name	Age	Executive Office Held	Business Experience

Mark F. Armstrong	54	Vice President	Vice President since March 2000. President, North American Tire Division, Cooper Tire since December 2000. Vice President, Sales and Marketing, Cooper Tire from March through December 2000. Vice President, Sales, Tire Division from 1994 to March 2000. Vice President, House Brand Sales from 1991 to 1994.

James S. McElya	54	Vice President	Vice President since February 2000. President, Cooper-Standard Automotive since May 2000. President, Global Fluid Systems Division, Cooper-Standard Automotive from January through May 2000. Previously, President, of Siebe Automotive Worldwide from 1996 through 2000. Formerly served as President, Handy and Harman Automotive, as a Corporate Vice President and Officer of Handy and Harman, and in other senior management positions since 1974.

Roderick F. Millhof	62	Vice President	Vice President since 1998. Executive Vice President, Cooper-Standard Automotive since May 2000. President, Global Sealing Division, Cooper-Standard Automotive from 1999 to May 2000. President, Engineered Products Operations from 1998 to 1999. Formerly Vice President Sales/Marketing of Engineered Products Operations from 1988 through 1998.

D. Richard Stephens	54	Vice President	President of Cooper Tire since December 3, 2001, Vice President since March 2001, President, International Tire Division, Cooper Tire since December 2000. Vice President, Technical and Commercial Tire Operations, Cooper Tire from March 2000 to December 2000. Vice President, Technical from 1994 to March 2000. Director, Technical from 1990 to 1994.

Richard D. Teeple	59	Vice President, General Counsel and Secretary	Vice President since 1990. General Counsel since 1983. Secretary since January 2001. Assistant General Counsel from 1979 to 1983. Associate Counsel from 1977 to 1979.

Philip G. Weaver	49	Vice President and Chief Financial Officer	Vice President and Chief Financial Officer since 1999. Tire Operations Vice President from 1994 through 1999 and Tire Operations Controller from 1990 through 1994.

Eileen B. White	51	Corporate Controller	Corporate Controller since 1997. Assistant Corporate Controller from 1994 to 1997. Manager, Financial

Name	Age	Executive Office Held	Business Experience

Research and Compliance from 1986 to 1994.

Each such officer shall hold such office until a successor is selected and qualified.

Item 11. EXECUTIVE COMPENSATION

Information regarding executive compensation appears in the Company’s Proxy Statement dated March 26, 2002, which will be herein incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning the security ownership of certain beneficial owners and management of the Company’s voting securities and equity securities appears in the Company’s Proxy Statement dated March 26, 2002, which will be herein incorporated by reference.

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

A form 8-K was filed March 14, 2002 related to item 9 – Other Events, Concerning the Company’s first quarter earning expectations.

INDEX TO FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

Page(s)
Reference

FINANCIAL STATEMENTS:

Consolidated Statements of Income for the years ended December 31, 1999, 2000 and 2001	30

Consolidated Balance Sheets at December 31, 2000 and 2001	31-32

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 1999, 2000 and 2001	33

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001	34

Notes to Financial Statements	35-50

Report of Independent Auditors	51

SUPPLEMENTARY INFORMATION:

Quarterly Financial Data (Unaudited)	52

FINANCIAL STATEMENT SCHEDULE:

II. Valuation and qualifying accounts	53

EXHIBITS:

(3)	Certificate of Incorporation and Bylaws

(i)	Certificate of Incorporation, as restated and filed with the Secretary of State of Delaware on May 17, 1993, is incorporated herein by reference from Exhibit 3(i) of the Company’s Form 10-Q for the quarter ended June 30, 1993

Certificate of Correction of Restated Certificate of Incorporation as filed with the Secretary of State of Delaware on November 24, 1998 is incorporated by reference from Exhibit 3(i) of the Company’s Form 10-K for the year ended December 31, 1998

(ii)	Bylaws, as amended May 5, 1987, are incorporated herein by reference from Exhibit 19 of the Company’s Form 10-Q for the quarter ended June 30, 1987

(4)(i)	Prospectus Supplement dated March 20, 1997 for the issuance of $200,000,000 notes is incorporated herein by reference from Form S-3 – Registration Statement No. 33-44159

(ii)	Amended and Restated Rights Agreement, dated May 11, 1998, between the Company and The Fifth Third Bank as Rights Agent is incorporated herein by reference from Exhibit 4 to the Company’s Form 8-K dated May 15, 1998

(iii)	Prospectus Supplement dated December 8, 1999 for the issuance of an aggregate $800,000,000 notes is incorporated herein by reference from Form S-3 – Registration Statement No. 333-89149

(10)(i)	Description of management contracts, compensatory plans, contracts, or arrangements will be herein incorporated by reference from the Company’s Proxy Statement dated March 26, 2002

(ii)	Amended and Restated Employment Agreement dated as of February 6, 2002 between Cooper Tire & Rubber Company and Thomas A. Dattilo

(iii)	Employment Agreement dated as of June 6, 2000 between Cooper Tire & Rubber Company and James S. McElya is incorporated herein by reference from Exhibit (10)(iii) of the Company’s Form 10-Q for the quarter ended June 30, 2000

(iv)	Amended and Restated Employment Agreement dated as of June 6, 2000 between Cooper Tire & Rubber Company and Roderick F. Millhof is incorporated herein by reference from Exhibit (10)(iv) of the Company’s Form 10-Q for the quarter ended June 30, 2000

(v)	Employment Agreement dated as of June 6, 2000 between Cooper Tire & Rubber Company and Phillip G. Weaver

(vi)	Employment Agreement dated as of June 6, 2000 between Cooper Tire & Rubber Company and Richard D. Teeple

(vii)	Cooper Tire & Rubber Company Executive Financial Planning Assistance is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended September 30, 2000

(viii)	Credit Agreement dated as of September 1, 2000 by and among Cooper Tire & Rubber Company, a Delaware Corporation, and the Banks and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(i) of the Company’s Form 10-Q for the quarter ended March 31, 2001

(ix)	Amendment No. 1 to the Credit Agreement dated as of March 27, 2001 by and among Cooper Tire & Rubber Company, a Delaware Corporation, and the Banks and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(ii) of the Company’s Form 10-Q for the quarter ended March 31, 2001

(x)	Amendment No. 2 to the Credit Agreement dated as of August 30, 2001 among Cooper Tire & Rubber Company, a Delaware Corporation, and the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(i) of the Company’s Form 10-Q for the quarter ended September 30, 2001

(xi)	Amendment No. 3 to the Credit Agreement dated as of September 30, 2001 among Cooper Tire & Rubber Company, a Delaware Corporation, and the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(ii) of the Company’s Form 10-Q for the quarter ended September 30, 2001

(xii)	Amendment No. 4 to the Credit Agreement dated as of September 30, 2001 among Cooper Tire & Rubber Company, a Delaware Corporation, and the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(iii) of the Company’s Form 10-Q for the quarter ended September 30, 2001

(xiii)	Amendment No. 5 to the Credit Agreement dated as of December 21, 2001 among Cooper Tire & Rubber Company, a Delaware Corporation, and the Banks, and PNC Bank, National Association, as agent for the Banks

(xiv)	Executive Deferred Compensation Plan is incorporated herein by reference from Exhibit (10)(iv) of the Company’s Form 10-Q for the quarter ended September 30, 2001

(xv)	Agreement dated November 14, 2001 between the Company and William S. Klein

The following related documents are incorporated by reference:

a)	1986 Incentive Stock Option Plan — Form S-8 Registration Statement No. 33-5483, Exhibit 4(a)

b)	Thrift and Profit Sharing Plan — Form S-8 Registration Statement No. 2-58577, Post-Effective Amendment No. 6, Exhibit 4

c)	1991 Stock Option Plan for Non-Employee Directors — Form S-8 Registration Statement No. 33-47980 and Appendix to the Company’s Proxy Statement dated March 26, 1991

d)	1996 Stock Option Plan — Form S-8 Registration Statement No. 333-09619 and Appendix to the Company’s Proxy Statement dated March 26, 1996

e)	1998 Employee Stock Option Plan and 1998 Incentive Compensation Plan — Form S-8 Registration Statement No. 333-83309 and Appendix to the Company’s Proxy Statement dated March 24, 1998

f)	1998 Non-Employee Directors Compensation Deferral Plan — Form S-8 Registration Statement No. 333-83589 and Appendix to the Company’s Proxy Statement dated March 24, 1998

g)	2001 Incentive Compensation Plan — Appendix A to the Company’s Proxy Statement dated March 20, 2001

(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders

(21)	Subsidiaries of the Registrant

(23)	Consent of Independent Auditors

(24)	Power of Attorney

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COOPER TIRE & RUBBER COMPANY

/s/ Thomas A. Dattilo

THOMAS A. DATTILO, Chairman of the Board, President, and Chief Executive Officer

Date:	March 18, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

THOMAS A. DATTILO	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2002

PHILIP G. WEAVER	Vice President and Chief Financial Officer (Principal Financial Officer)	March 18, 2002

EILEEN B. WHITE	Corporate Controller (Principal Accounting Officer)	March 18, 2002

ARTHUR H. ARONSON*	Director	March 18, 2002

EDSEL D. DUNFORD*	Director	March 18, 2002

DEBORAH M. FRETZ*	Director	March 18, 2002

DENNIS J. GORMLEY*	Director	March 18, 2002

JOHN F. MEIER*	Director	March 18, 2002

BYRON O. POND*	Director	March 18, 2002

JOHN H. SHUEY*	Director	March 18, 2002

*By:	/s/ Richard N. Jacobson
RICHARD N. JACOBSON, Attorney-in-fact

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31
(Dollar amounts in thousands except per-share amounts)

	1999	2000	2001

Net sales	$2,196,343	$3,472,372	$3,154,702

Cost of products sold	1,810,524	2,939,815	2,724,692

Gross profit	385,819	532,557	430,010

Selling, general and administrative	144,189	225,824	227,229

Class action costs	—	—	72,194

Amortization of goodwill	2,550	15,553	15,705

Restructuring	—	38,699	8,648

Operating profit	239,080	252,481	106,234

Interest expense	24,445	97,461	90,695

Other income — net	(862)	(5,136)	(13,619)

Income before income taxes	215,497	160,156	29,158

Provision for income taxes	80,023	63,422	10,992

Net income	$135,474	$96,734	$18,166

Basic and diluted earnings per share	$1.79	$1.31	$0.25

See Notes to Financial Statements, pages 35 to 50.

CONSOLIDATED BALANCE SHEETS

December 31
(Dollar amounts in thousands except per-share amounts)

Assets	2000	2001

Current assets:

Cash and cash equivalents	$45,795	$71,835

Accounts receivable, less allowances of $11,000 in 2000 and $13,159 in 2001	581,142	497,180

Inventories:

Finished goods	192,357	207,484

Work in process	32,882	32,838

Raw materials and supplies	71,221	66,156

	296,460	306,478

Prepaid expenses, deferred income taxes and assets held for sale	74,793	76,604

Total current assets	998,190	952,097

Property, plant and equipment:

Land and land improvements	47,737	47,713

Buildings	408,332	393,065

Machinery and equipment	1,568,760	1,636,773

Molds, cores and rings	138,588	156,209

	2,163,417	2,233,760

Less accumulated depreciation and amortization	878,020	1,027,686

Net property, plant and equipment	1,285,397	1,206,074

Goodwill, net of accumulated amortization of $17,237 in 2000 and $33,199 in 2001	439,443	427,895

Intangibles, net of accumulated amortization of $10,492 in 2000 and $14,698 in 2001, and other assets	173,643	178,184

	$2,896,673	$2,764,250

See Notes to Financial Statements, pages 35 to 50.

December 31
Liabilities and Stockholders' Equity	2000	2001

Current liabilities:

Notes payable	$154,997	$15,875

Accounts payable	186,284	191,802

Accrued liabilities	218,021	222,503

Income taxes	4,249	564

Current portion of long-term debt	15,193	217,161

Total current liabilities	578,744	647,905

Long-term debt	1,036,960	882,134

Postretirement benefits other than pensions	190,175	197,757

Other long-term liabilities	75,791	106,202

Deferred income taxes	62,447	20,012

Stockholders’ equity:

Preferred stock, $1 per share par value; 5,000,000 shares authorized; none issued	—	—

Common stock, $1 per share par value; 300,000,000 shares authorized; (83,848,027 in 2000) 83,903,845 shares issued in 2001	83,848	83,904

Capital in excess of par value	3,982	4,658

Retained earnings	1,115,389	1,103,080

Cumulative other comprehensive loss	(53,642)	(84,390)

	1,149,577	1,107,252

Less: (11,304,400 in 2000) 11,303,900 shares in treasury at cost	(197,021)	(197,012)

Total stockholders’ equity	952,556	910,240

	$2,896,673	$2,764,250

See Notes to Financial Statements, pages 35 to 50.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands except per-share amounts)

				Cumulative
	Common	Capital In		Other	Common
	Stock	Excess of	Retained	Comprehensive	Shares in
	$1 Par Value	Par Value	Earnings	Income (Loss)	Treasury	Total

Balance at January 1, 1999	$83,781	$3,296	$945,975	$(9,867)	$(155,249)	$867,936

Net income			135,474			135,474

Other comprehensive income:

Minimum pension liability adjustment, net of $3,494 tax effect				5,502		5,502

Currency translation adjustment				(1,688)		(1,688)

Comprehensive income						139,288

Stock compensation plans	18	242				260

Cash dividends — $.42 per share			(31,850)			(31,850)

Balance at December 31, 1999	83,799	3,538	1,049,599	(6,053)	(155,249)	975,634

Net income			96,734			96,734

Other comprehensive income:

Minimum pension liability adjustment, net of $9,703 tax effect				(15,556)		(15,556)

Currency translation adjustment				(32,033)		(32,033)

Comprehensive income						49,145

Purchase of treasury shares					(41,772)	(41,772)

Stock compensation plans	49	444				493

Cash dividends — $.42 per share			(30,944)			(30,944)

Balance at December 31, 2000	83,848	3,982	1,115,389	(53,642)	(197,021)	952,556

Net income			18,166			18,166

Other comprehensive loss:

Minimum pension liability adjustment, net of $13,199 tax effect				(21,636)		(21,636)

Currency translation adjustment				(9,573)		(9,573)

Unrealized gain on marketable securities and change in fair value of derivatives, net of $285 tax effect				461		461

Comprehensive loss						(12,582)

Stock compensation plans	56	676			9	741

Cash dividends — $.42 per share			(30,475)			(30,475)

Balance at December 31, 2001	$83,904	$4,658	$1,103,080	$(84,390)	$(197,012)	$910,240

See Notes to Financial Statements, pages 35 to 50.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31
(Dollar amounts in thousands)

	1999	2000	2001

Operating activities:

Net income	$135,474	$96,734	$18,166

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	120,977	167,787	169,479

Amortization of goodwill and intangibles	4,600	20,994	20,808

Deferred income taxes	1,095	(4,876)	(22,148)

Class action settlement agreement, less payments	—	—	46,454

Changes in operating assets and liabilities, net of effects of businesses acquired and sold:

Accounts receivable	6,526	(28,954)	83,314

Inventories	(18,279)	(19,375)	(9,077)

Prepaid expenses, deferred income taxes and assets held for sale	2,359	(9,404)	2,500

Accounts payable	(10,853)	(19,763)	5,720

Accrued liabilities	(25,989)	6,169	(38,852)

Other non-current items	(4,835)	21,937	(7,216)

Net cash provided by operating activities	211,075	231,249	269,148

Investing activities:

Property, plant and equipment	(149,817)	(201,366)	(136,287)

Acquisition of businesses, net of cash acquired	(594,139)	(222,755)	(7,239)

Proceeds from sale of businesses	—	109,990	—

Proceeds from the sale of assets	187	2,136	15,828

Net cash used in investing activities	(743,769)	(311,995)	(127,698)

Financing activities:

Issuance of debt	832,846	322,669	188,159

Payment on debt	(241,336)	(194,207)	(273,840)

Purchase of treasury shares	—	(41,772)	—

Payment of dividends	(31,850)	(30,944)	(30,475)

Issuance of common shares	260	493	735

Net cash provided by (used in) financing activities	559,920	56,239	(115,421)

Effects of exchange rate changes on cash	1,935	(825)	11

Changes in cash and cash equivalents	29,161	(25,332)	26,040

Cash and cash equivalents at beginning of year	41,966	71,127	45,795

Cash and cash equivalents at end of year	$71,127	$45,795	$71,835

See Notes to Financial Statements, pages 35 to 50.

Notes to Financial Statements

(Dollar amounts in thousands except per-share amounts)

(Certain amounts for prior years have been reclassified to conform to 2001 presentations)

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

         The Company’s investment in Nishikawa Standard Company (NISCO), a 50 percent owned joint venture in the United States, is accounted for under the equity method. The Company’s investment in NISCO at December 31, 2000 and 2001 was $23,205 and $26,708, respectively, and is included in other assets in the accompanying Consolidated Balance Sheets.

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

         Pre-production costs related to long-term supply arrangements — Design and development costs for molds, dies, and other tools owned by the Company to produce products under long-term supply arrangements are recorded at cost in property, plant, and equipment and amortized over the lesser of three years or the term of the related supply agreement. Amounts capitalized were $4,142 and $5,596 at December 31, 2000 and 2001, respectively. Costs incurred during the engineering and design phase of customer owned tooling projects are expensed as incurred. If a contractual arrangement for reimbursement by the customer exists, tool development costs for tools to be owned by the customer are recorded in other assets. Reimbursable tooling costs included in other assets were $13,495 and $17,837 at December 31, 2000 and 2001, respectively. Upon completion and acceptance of customer owned tooling, reimbursable costs are recorded as accounts receivable. At December 31, 2000 and 2001, respectively, $5,518 and $4,566 were included in accounts receivable.

         Long-lived assets - Property, plant and equipment are recorded at cost and depreciated or amortized using the straight-line or accelerated methods over the following expected useful lives:

Buildings and improvements	15 to 50 years

Machinery and equipment	5 to 14 years

Furniture and fixtures	5 to 10 years

Molds, cores and rings	4 to 10 years

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is amortized over 30 years. Intangibles include trademarks, technology and intellectual property which are amortized over their useful lives which range from 5 years to 40 years. The Company evaluates the recoverability of long-lived assets based on undiscounted projected cash flows excluding interest and taxes when any impairment is indicated.

         Earnings per common share – Net income per share is computed on the basis of the weighted average number of common shares outstanding each year. The number of shares used in the computation of per share data was 75,837,168 in 1999, 73,584,757 in 2000 and 72,558,743 in 2001. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The impact of stock options and other stock units in the computation of diluted earnings per share did not result in amounts different from basic earnings per share.

         Derivative financial instruments – Derivative financial instruments are utilized by the Company to reduce foreign currency exchange and interest rate risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes.

         The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” — an amendment of SFAS Statement No. 133, on January 1, 2001. SFAS No. 133 requires the transition adjustment resulting from adopting these Statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. The transition adjustment to recognize the fair value of derivative instruments as of the date of adoption was not material.

         Gains and losses on fair value hedges used to hedge currency fluctuations on transactions denominated in foreign currencies and offsetting losses and gains on hedged transactions are recorded in other-net in the

Consolidated Statements of Income. The Company has entered into interest rate swaps on certain amounts of its fixed rate debt which qualify as fair value hedges. Changes in the fair value of the hedges are offset by corresponding changes to the carrying value of the long-term debt hedged.

         Gains and losses in the fair value of instruments that are designated as and meet all the required criteria for a cash flow hedge, are recorded in accumulated Other Comprehensive Income (Loss) and reclassified into earnings as the underlying hedged item affects earnings.

         Income taxes — Income tax expense is based on reported earnings before income taxes in accordance with the tax rules and regulations of the various taxing authorities where the Company’s income is earned. The income tax rates imposed by these taxing authorities vary substantially. Taxable income may differ from income before income taxes for financial accounting purposes. To the extent that differences are due to revenue or expense items reported in one period for tax purposes and in another period for financial accounting purposes, an appropriate provision for deferred income taxes is made using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. Deferred income taxes are not recorded on undistributed earnings of international affiliates based on the Company’s intention that these earnings will continue to be reinvested.

         Product liability — The Company accrues costs for product liability at the time a loss is probable and the amount of loss can be estimated. Legal costs are expensed as incurred.

         Advertising expense — Expenses incurred for advertising include production and media and are generally expensed when incurred. Dealer-earned cooperative advertising expense is recorded when earned. Advertising expense for 1999, 2000 and 2001 was $31,748, $38,721 and $38,067, respectively.

         Stock-based compensation — The Company accounts for employee stock option plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Additional disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” are included in the Stock-Based Compensation note.

         Warranties — Estimated costs for product warranties are charged to operations at the time of sale. Warranty expense for 1999, 2000 and 2001 was $7,590, $7,420 and $8,816, respectively.

         Use of estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of (1) revenues and expenses during the reporting period, and (2) assets and liabilities, as well as disclosure of contingent assets and liabilities, at the date of the financial statements. Actual results could differ from those estimates.

         Revenue recognition — Revenues are recognized when goods are shipped to customers. Shipping and handling costs are generally recorded in cost of sales.

         Research and development — Costs are charged to expense as incurred and amounted to approximately $39,900, $99,500 and $79,407 in 1999, 2000 and 2001, respectively.

         Accounting pronouncements — In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”. SFAS No. 141 changes the accounting for business combinations to eliminate the pooling-of-interests method and requires all business combinations completed after June 30, 2001 to be accounted for using the purchase method and also requires intangible assets that arise from contractual or other legal rights, or that are capable of being separated or divided from the acquired entity, be recognized separately from goodwill. Existing intangible assets and goodwill that were acquired in a prior purchase business combination must be evaluated and any necessary reclassifications must be made in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. The Company does not expect the adoption of this Statement to have any effect on its consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This Statement eliminates the amortization of goodwill and intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Adoption of this Statement will also require the Company to reassess the useful lives of all intangible assets acquired, and make any necessary amortization period adjustments. Goodwill and other intangible assets not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. For goodwill and other intangible assets acquired on or before June 30, 2001, the Company is required to adopt SFAS No. 142 on January 1, 2002. The Company has not yet determined the impact of the adoption of this Statement.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While the Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of that Statement. The pronouncement becomes effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of this Statement to have a material effect on its consolidated financial position or results of operations.

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

         The following unaudited pro forma consolidated results of operations are presented as if the acquisition of Standard had occurred on January 1, 1999. Pro forma adjustments are included to give effect to depreciation, amortization of goodwill and intangible assets, interest expense on acquisition debt and certain other adjustments, together with related income tax effects.

	Year ended December 31, 1999

	As	Pro Forma
	Reported	As Adjusted

Net sales	$2,196,343	$3,120,329

Net earnings	$135,474	$106,492

Earnings per share	$1.79	$1.40

         The pro forma net earnings and earnings per share for the year ended December 31, 1999 include a special charge recorded by Standard prior to the acquisition in the amount of $15,300 net of taxes ($.20 per share).

         On January 28, 2000 the Company acquired Siebe Automotive (“Siebe”), the automotive fluid handling division of Invensys plc. Siebe manufactured automotive fluid handling systems, components, modules and sub-systems for sale to the world’s automotive original equipment manufacturers and large Tier 1 automotive suppliers.

         The Company financed the $222,755 acquisition, including transaction costs and net of a $28,000 post-closing purchase price adjustment, by issuing commercial paper. The Company’s consolidated financial results and financial position subsequent to the date of the acquisition reflect Siebe operations. The purchase price was allocated to fixed assets, working capital, intangible assets and other liabilities as follows:

Net working capital acquired, exclusive of debt	$20,857

Property, plant and equipment	98,570

Other non-current assets	10,198

Goodwill	101,364

230,989

Assumed debt and other liabilities	(8,234)

Aggregate purchase price	$222,755

         In March and July of 2001, the Company completed the purchase of certain assets of Siebe’s subsidiary in India and acquired certain assets of the tire retread business of The Hercules Tire & Rubber Company.

         The acquisitions in 2000 and 2001 do not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

Divestitures and Assets Held for Sale

During 2000, the Company sold an automotive plastic trim production facility and Holm Industries, Inc. both of which were acquired as part of the Standard transaction. The pre-tax proceeds from the sales of these operations totaled $109,990 and were used primarily to reduce commercial paper borrowings. Net sales and operating losses derived from these sold businesses were $26,057 and $659, respectively, in 1999 and $90,665 and $332, respectively, in 2000.

         The Company is continuing its efforts to sell certain facilities in North America and Europe as part of its restructuring efforts within the Automotive segment. At December 31, 2000 and 2001, assets of $14,800 and $30,300 respectively, were classified as assets held for sale.

Restructuring

In connection with the 1999 acquisition of Standard, a restructuring accrual of $17,900 was recorded for employee separation costs and other exit costs relating to a plan for the reorganization and closing of certain manufacturing facilities in Europe.

         During 2000, the Company accrued $3,200 for employee separation and other exit costs to close Standard’s automotive sealing plant in Kittanning, Pennsylvania. The plan called for the termination of 160 employees all of whom were terminated in 2000. This facility has been closed and is being held for sale.

         The following table summarizes the activity in the restructuring accruals:

	Employee	Other
	Separation	Exit
	Costs	Costs	Total

Accrual at January 1, 2000	$14,100	$2,800	$16,900

Restructuring accrual for closure of Kittanning automotive sealing plant	1,900	1,300	3,200

Cash payments in 2000	(13,900)	(1,300)	(15,200)

Accrual at December 31, 2000	2,100	2,800	4,900

Cash payments in 2001	(1,100)	(2,800)	(3,900)

Accrual at December 31, 2001	$1,000	$—	$1,000

         The balance in the restructuring accrual is to cover the remaining costs of severance and separation claims filed against the Company by former employees.

         During the fourth quarter of 2000, the Company approved a comprehensive restructuring plan to significantly improve efficiencies and reduce costs throughout its worldwide operations. As a result of this restructuring plan, the Company recorded a pre-tax charge of $34,300, consisting of $25,700 in employee separation costs, $4,100 in other related exit costs and $4,500 in asset impairments. The restructuring plan was to have affected 22 manufacturing and administrative operations and reduced headcounts by approximately 1,100 employees. During 2001, 19 facilities were closed or downsized and 801 employees were terminated. Also in 2001, the Company recognized a $9,700 reversal of charges recorded for this initiative primarily from lower than expected employee severance costs, principally associated with the European initiatives. The remaining accrual at December 31, 2001 is to cover severance costs for the remaining 241 employees to be terminated under this plan and the closure of a North American sealing facility. The Company expects these remaining initiatives to be completed in 2002. The following table summarizes the activity related to the restructuring charge recorded in 2000:

	Employee	Other
	Separation	Exit	Asset
	Costs	Costs	Impairments	Total

Original accrual	$25,700	$4,100	$4,500	$34,300

Write-off and write-down of assets to fair market value	—	—	(4,500)	(4,500)

Cash payments	(800)	—	—	(800)

Accrual at December 31, 2000	24,900	4,100	—	29,000

Cash payments	(8,400)	(600)	—	(9,000)

Adjustments to reserve	(7,600)	(2,100)	—	(9,700)

Accrual at December 31, 2001	$8,900	$1,400	$—	$10,300

         Also included in restructuring costs in the 2000 Consolidated Statement of Income is $4,400 of employee separation costs at a tire production facility in the United Kingdom, employee relocation costs at an administrative site in North America and asset relocation and re-launch costs associated with the closing or consolidation of the Kittanning and European manufacturing facilities.

         During the fourth quarter of 2001, the Company approved a restructuring plan to improve efficiencies and reduce costs in its North American operations. As a result of this restructuring plan, the Company recorded a pre-tax charge of $9,100, consisting of $4,600 in employee separation costs, $600 in other related exit costs and $3,900 in asset impairments. This restructuring plan will principally affect four manufacturing and administrative facilities and reduce headcounts by approximately 385 employees. The Company has targeted the fourth quarter of 2002 for completion of the plan. The following table summarizes the activity related to the restructuring charge recorded in 2001:

	Employee	Other
	Separation	Exit	Asset
	Costs	Costs	Impairments	Total

Original accrual	$4,600	$600	$3,900	$9,100

Write-off and write-down of assets to fair market value	—	—	(3,900)	(3,900)

Cash payments	(600)	—	—	(600)

Accrual at December 31, 2001	$4,000	$600	$—	$4,600

         Also included in restructuring costs in the 2001 Consolidated Statement of Income is $1,800 of employee separation costs not associated with the above initiatives, $1,000 in non-accruable employee costs, $5,600 in costs associated with asset relocation and re-launch costs associated with the closing or consolidation of the Kittanning, Rocky Mount and European manufacturing facilities and $848 in other exit costs.

Inventories

Under the LIFO method, inventories have been reduced by approximately $52,476 and $46,565 at December 31, 2000 and 2001, respectively, from current cost which would be reported under the first-in, first-out method. Approximately 68 percent and 77 percent of the Company’s inventories have been valued under the LIFO method at December 31, 2000 and 2001, respectively.

Debt

On December 21, 2001 the Company amended and restated the credit agreement (“the Agreement”) with a group of eight banks, reducing the credit commitments from $350,000 to $250,000. The Agreement, as amended, provides up to $125,000 in credit facilities until August 31, 2006 and an additional $125,000 in credit facilities until August 31, 2002 with provisions for extending the credit facilities beyond these dates upon approval of the bank group. The Agreement contains a provision allowing the borrower to increase the credit commitments back to $350,000 through the addition of new lending institutions or an increase of commitments by existing banks. The credit facilities also support issuance of commercial paper. There were no borrowings under these credit facilities and no commercial paper outstanding at December 31, 2001. The loans may be denominated in either U.S. Dollars or certain other currencies based upon Eurodollar interest rates or the agent bank’s base rate. In addition, the terms of the Agreement permit the Company to request bid rate loans from banks participating in the Agreement. Borrowings under the Agreement bear a margin linked to the Company’s long-term credit ratings from Moody’s and Standard & Poor’s. There are no compensating balances required and the facility fees are not material.

         In August 2001 a Canadian subsidiary of the Company entered into a $125,000 loan agreement with Market Street Funding Corporation, an affiliated company of PNC Bank NA, which is secured by certain trade accounts receivable. In August 2001, $90,000 was advanced under the loan agreement with a maturity date of August 2006. Interest on the loan is a floating rate, based on the average commercial paper rates of Market Street Funding Corporation.

         The Company has $400,000 available under a $1,200,000 universal shelf registration at December 31, 2001. Securities that may be issued under this shelf registration include debt securities, preferred stock, fractional interests in preferred stock represented by depositary shares, common stock, and warrants to purchase debt securities, common stock or preferred stock.

         The 6.55 percent notes are placed directly with three insurance companies and are unsecured. Principal payments of $12,500 are required each December through 2003.

         In December 2001, the Company repurchased $23,665 of the 7.25 percent notes due in December 2002 and the presentation below is shown as the net amount of debt due to outside holders of the notes. The carrying value of the 7.75 percent notes has been reduced by $4,846, the fair value of the related interest rate swap.

         The following table summarizes the long-term debt of the Company at December 31, 2000 and 2001:

	2000	2001

7.25% notes due 2002	$225,000	$201,335

7.75% notes due 2009	350,000	345,154

8% notes due 2019	225,000	225,000

7.63% notes due 2027	200,000	200,000

6.55% notes due 2002 through 2003	37,500	25,000

Canadian floating rate note due 2006	—	90,000

Capitalized leases and other	14,653	12,806

	1,052,153	1,099,295

Less current maturities	15,193	217,161

	$1,036,960	$882,134

         The maturities of long-term debt through 2006 are as follows:

2002	$217,161

2003	14,945

2004	1,523

2005	413

2006	90,004

         The Company’s debt agreements require it to maintain, among other things, certain financial ratios. Retained earnings of $206,593 at December 31, 2001 are available for the payment of cash dividends and purchases of the Company’s common shares.

         The Company and its subsidiaries also have, from various banking sources, approximately $50,800 of available short-term lines of credit of which $15,300 is outstanding at December 31, 2001, at rates of interest approximating euro-based interest rates. The amounts available and outstanding vary based on exchange rates.

         The weighted average interest rate of short-term notes payable at December 31, 2000 and 2001 was 7.2 percent and 5.5 percent, respectively.

         Interest paid on debt during 1999, 2000 and 2001 was $24,140, $97,177, and $90,474, respectively. The amount of interest capitalized was $1,491, $1,022, and $503 during 1999, 2000 and 2001, respectively.

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments as of December 31 are as follows:

	2000		2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$45,795	$45,795	$71,835	$71,835

Notes payable	(154,997)	(154,997)	(15,875)	(15,875)

Current portion of long-term debt	(15,193)	(15,193)	(217,161)	(223,061)

Long-term debt	(1,036,960)	(920,360)	(882,134)	(856,934)

Derivative financial instruments	(214)	(214)	(2,053)	(2,053)

         The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures and fair value hedges of fixed rate debt. Exchange rate fluctuations on the foreign-denominated intercompany loans and obligations are offset by the change in values of the fair value foreign currency hedges. The notional amount of these derivative instruments at December 31, 2000 and 2001 was $25,400 and $253,000, respectively. The counterparties to each of these agreements are major commercial banks. Management believes that the probability of losses related to credit risk on investments classified as cash and cash equivalents is remote.

Preferred Stock Purchase Rights

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

	1999	2000	2001

Risk-free interest rate	5.6%	6.8%	4.9%

Dividend yield	1.5%	1.6%	2.3%

Expected volatility of the Company’s common stock	0.238	0.245	0.269

Expected life in years	6.3	5.6	5.5

         The weighted-average fair value of options granted in 1999, 2000 and 2001 was $6.64, $3.93, and $3.52, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The Company’s reported and pro forma information follows:

	1999	2000	2001

Net income:

Reported	$135,474	$96,734	$18,166

Pro forma	132,322	91,514	13,095

Basic earnings per share:

Reported	$1.79	$1.31	$0.25

Pro forma	1.75	1.24	0.18

Diluted earnings per share:

Reported	$1.79	$1.31	$0.25

Pro forma	1.74	1.24	0.18

         The Company’s 1998 and 2001 incentive compensation plans allow the Company to grant awards to key employees in the form of stock options, stock awards, restricted stock units, stock appreciation rights, performance units, dividend equivalents and other awards. The 1986 and 1996 incentive stock option plans and the 1998 and 2001 incentive compensation plans provide for granting options to key employees to purchase common shares at prices not less than market at the date of grant. Options under these plans may have terms of up to ten years becoming exercisable in whole or in consecutive installments, cumulative or otherwise. The plans allow the granting of nonqualified stock options which are not intended to qualify for the tax treatment applicable to incentive stock options under provisions of the Internal Revenue Code. Options which were outstanding at December 31, 2001 under these plans have a term of ten years and become exercisable 50 percent after the first year and 100 percent after the second year.

         The 1998 employee stock option plan allowed the Company to make a nonqualified option grant to substantially all of its employees to purchase common shares at a price not less than market at the date of grant. Options granted under this plan have a term of ten years and are exercisable in full beginning three years after the date of grant.

         The Company’s 1991 nonqualified stock option plan provides for granting options to directors who are not current or former employees of the Company to purchase common shares at prices not less than market at the date of grant. Options granted under this plan have a term of ten years and are exercisable in full beginning one year after the date of grant.

         Summarized information for the plans follows:

			Weighted
			Average
		Number of	Exercise	Available
		Shares	Price	For Grant

January 1, 1999

	Outstanding	2,059,934	$20.99

	Exercisable	589,697	21.33

	Granted	590,653	22.46

	Exercised	(18,294)	14.22

	Cancelled	(140,692)	21.82

December 31, 1999				3,435,977

	Outstanding	2,491,601	21.34

	Exercisable	792,098	21.61

	Granted	1,587,075	12.60

	Exercised	(29,600)	9.11

	Cancelled	(243,880)	19.79

December 31, 2000				1,970,157

	Outstanding	3,805,196	17.89

	Exercisable	1,083,421	22.01

	Granted	1,276,947	13.46

	Exercised	(39,100)	12.63

	Expired	(46,100)	15.19

	Cancelled	(284,650)	16.96

December 31, 2001				5,832,026

	Outstanding	4,712,293	16.82

	Exercisable	2,778,196	19.37

         The weighted average remaining contractual life of options outstanding at December 31, 2001 is 8.3 years. Segregated disclosure of options outstanding at December 31, 2001 is as follows:

	Range of Exercise Prices

	Less	Equal to or
	than $20.00	greater than $20.00

Options outstanding	2,709,321	2,002,972

Weighted average exercise price	$13.20	$21.71

Remaining contractual life	9.7	6.3

Options exercisable	775,224	2,002,972

Weighted average exercise price	$13.30	$21.71

Restricted Stock Units

Under the 1998 Incentive Compensation Plan, restricted stock units may be granted to officers and other key employees. Deferred compensation related to the restricted stock units is determined based on the fair value of the Company’s stock on the date of grant and is amortized to expense over the vesting period.

         In 1999 the Company granted 49,210 restricted stock units with a weighted average fair value of $16.50 per unit and vesting periods of one to two years. In 2001, the Company granted 3,836 restricted stock units with a weighted average fair value of $13.47 per unit and vesting periods of one and two years. The grants provide for accrual of dividend equivalents. At December 31, 2001, 44,903 restricted stock units were outstanding.

Common Stock

There were 18,560,362 common shares reserved for grants under compensation plans and contributions to the Company’s Thrift and Profit Sharing and Pre-Tax Savings plans at December 31, 2001. The Company matches contributions made by participants to these plans in accordance with a formula based upon the financial performance of the Company. Matching contributions are directed to the Company Stock Fund and they must remain invested in that fund until an employee has attained three years of service with the Company. Once an employee has attained three years of service, any matching contributions may be transferred to any of the other investment funds offered under the plans.

Pensions and Postretirement Benefits Other than Pensions

The Company and its consolidated subsidiaries have a number of plans providing pension, retirement or profit-sharing benefits for substantially all domestic employees. These plans include defined benefit and defined contribution plans. The Company has an unfunded, nonqualified supplemental retirement plan covering certain employees whose participation in the qualified plan is limited by provisions of the Internal Revenue Code.

         For defined benefit plans, benefits are generally based on compensation and length of service for salaried employees and length of service for hourly employees. Effective January 1, 2002, a new hybrid pension plan covering all salaried domestic employees was established. Current employees meeting certain requirements were grandfathered in the previous defined benefit programs. The new pension plan resembles a savings account. Amounts are credited based on a combination of age, years of service and percentage of earnings. A cash out option is available upon termination or retirement.

         The Company’s general funding policy is to contribute amounts deductible for U.S. federal income tax purposes or amounts as required by local statute. Employees of certain of the company’s foreign operations are covered by either contributory or non-contributory trusteed pension plans.

         Participation in the Company’s defined contribution plans is voluntary and participants’ contributions are limited based on their compensation. The Company matches certain plan participants’ contributions up to various limits. Certain Company contributions are dependent on operating performance. Expense for these plans was $12,829, $18,326 and $6,149 for 1999, 2000 and 2001, respectively.

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

         The following tables disclose information related to the Company’s defined benefit plans and other postretirement benefits:

			Other
	Pension Benefits		Postretirement Benefits

	2000	2001	2000	2001

Change in benefit obligation:

Benefit obligation at January 1	$736,779	$786,025	$235,676	$265,919

Divestiture	—	(619)	—	—

Service cost — employer	27,199	28,244	5,420	5,836

Service cost — participants	2,189	2,002	—	—

Interest cost	54,065	57,931	17,473	19,672

Actuarial (loss) gain	10,311	4,594	19,200	36,758

Amendments	4,751	(35,365)	5,301	—

Benefits paid	(36,006)	(44,763)	(16,547)	(18,356)

Foreign currency exchange rate effect	(13,263)	(4,250)	(604)	(330)

Benefit obligation at December 31	$786,025	$793,799	$265,919	$309,499

Change in plans’ assets:

Fair value of plans’ assets at January 1	$719,371	$735,073	$—	$—

Divestiture	—	(607)	—	—

Actual return on plans’ assets	46,846	(21,295)	—	—

Employer contributions	16,084	41,475	—	—

Participant contributions	2,189	2,002	—	—

Benefits paid	(36,006)	(44,763)	—	—

Other disbursements	—	(374)	—	—

Foreign currency exchange rate effect	(13,411)	(4,857)	—	—

Fair value of plans’ assets at December 31	$735,073	$706,654	$—	$—

Funded status of the plans	$(50,952)	$(87,145)	$(265,919)	$(309,499)

Unrecognized actuarial loss	67,899	162,792	56,798	91,037

Unrecognized prior service cost	11,941	(28,390)	5,645	4,137

Unrecognized net transition obligation	2,461	1,374	—	—

Adjustment for minimum liability	(44,051)	(77,196)	—	—

Net amount recognized	$(12,702)	$(28,565)	$(203,476)	$(214,325)

Amounts recognized in the balance sheets:

Prepaid expenses, deferred income taxes and assets held for sale	$(209)	$1,051	$—	$—

Intangibles and other assets	45,321	51,823	—	—

Accrued liabilities	(4,043)	—	(13,301)	(16,568)

Postretirement benefits other than pensions	—	—	(190,175)	(197,757)

Other long-term liabilities	(53,771)	(81,439)	—	—

Net amount recognized	$(12,702)	$(28,565)	$(203,476)	$(214,325)

Assumptions as of December 31:

Discount rate	7.50%	7.25%	7.50%	7.25%

Expected return on plan assets	9.64%	9.69%	—	—

Rate of compensation increase	5.25%	4.79%	—	—

         At December 31, 2001 the weighted average assumed annual rate of increase in the cost of health care benefits (health care cost trend rate) was 9.0 percent per year for 2002 through 2004 and 6.0 percent per year for 2005 and thereafter.

				Other
	Pension Benefits			Postretirement Benefits

	1999	2000	2001	1999	2000	2001

Components of net periodic benefit cost:

Service cost	$24,872	$27,199	$28,244	$4,782	$5,420	$5,836

Interest cost	43,668	54,065	57,931	14,104	17,473	19,672

Expected return on plan assets	(56,251)	(67,877)	(69,742)	—	—	—

Amortization of transition obligation	1,088	1,088	1,088	—	—	—

Amortization of prior service cost	5,357	5,902	5,043	396	475	1,508

Recognized actuarial loss	3,410	3,122	3,979	244	1,142	2,054

Net periodic benefit cost	$22,144	$23,499	$26,543	$19,526	$24,510	$29,070

         The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $243,738, $238,364 and $204,077, respectively, at December 31, 2000 and $235,675, $232,241 and $191,133, respectively, as of December 31, 2001.

         Assumed health care cost trend rates for Other Postretirement Benefits have a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One
	Percentage Point

	Increase	Decrease

Increase (decrease) in total service and interest cost components	$500	$(440)

Increase (decrease) in the postretirement benefit obligation	8,475	(7,436)

         The Company has a Voluntary Employees’ Beneficiary Trust and Welfare Benefits Plan (VEBA) to fund health benefits for eligible active and retired domestic employees. The pre-funded amount at December 31, 2000 and 2001 was $15,664 and $18,414, respectively.

Income Taxes

Components of income before income taxes:

	1999	2000	2001

U.S.	$210,718	$143,426	$(29,339)

Foreign	4,779	16,730	58,497

Total	$215,497	$160,156	$29,158

         The provision for income taxes consists of the following:

	1999	2000	2001

Current:

Federal	$68,678	$53,974	$2,289

State and local	8,171	6,789	1,258

Foreign	2,938	7,535	29,593

	79,787	68,298	33,140

Deferred:

Federal	(1,082)	(3,998)	(9,538)

State and local	1,287	(878)	(5,606)

Foreign	31	—	(7,004)

	236	(4,876)	(22,148)

	$80,023	$63,422	$10,992

         A reconciliation of income tax expense to the U.S. statutory rate is as follows:

	1999	2000	2001

Income tax provision @ 35%	$75,424	$56,055	$10,205

State and local income tax, net of federal income tax effect	6,148	3,842	(2,791)

Amortization of nondeductible goodwill	727	5,424	5,022

U.S. tax credits	(1,969)	(3,400)	(3,130)

Foreign sales corporation benefit	(1,300)	(1,400)	(1,570)

Difference in effective tax rates of international operations	1,317	1,679	2,115

Other — net	(324)	1,222	1,141

Actual income tax provision	$80,023	$63,422	$10,992

Effective income tax rate	37.1%	39.6%	37.7%

         Payments for income taxes in 1999, 2000 and 2001 were $77,961, $90,683 and $28,092, respectively.

         Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2000	2001

Deferred tax assets:

Other postretirement benefits	$99,722	$110,151

Net operating loss and tax credit carryforwards	46,462	68,122

All other items	18,116	34,837

Total deferred tax assets	164,300	213,110

Deferred tax liabilities:

Property, plant and equipment	(124,185)	(130,827)

Pension benefits	(17,482)	(17,293)

All other items	(35,889)	(41,569)

Total deferred tax liabilities	(177,556)	(189,689)

	(13,256)	23,421

Valuation allowance	(23,839)	(25,030)

Net deferred tax liabilities	$(37,095)	$(1,609)

         The net deferred tax liabilities in the Consolidated Balance Sheets are as follows:

	2000	2001

Current assets	$25,352	$18,403

Non-current liabilities	(62,447)	(20,012)

Net deferred tax liability	$(37,095)	$(1,609)

         The Company has not provided deferred income taxes on approximately $125,000 of undistributed earnings of international affiliates which will continue to be reinvested. It is not practicable to determine the amount of additional U.S. income taxes that could be payable upon remittance of these earnings since taxes payable would be reduced by foreign tax credits based upon income tax laws and circumstances at the time of distribution.

         At December 31, 2001, the Company has future tax benefits of $68,122 related to various foreign and state net operating losses and other tax credit carryforwards, some of which can be carried forward indefinitely while others will expire from 2002 through 2021. Approximately $21,000 of these tax benefits relate to carryovers assumed with acquisitions. A valuation allowance of $13,800 was recorded on these purchased net operating loss carryforwards and, to the extent such benefits are realized, the benefits will be recorded as an adjustment to goodwill. The carryforwards for which no valuation allowance has been established will be realized based upon forecasted future earnings resulting in future taxable income and the implementation of certain tax strategies. The increase in the valuation allowance in 2001 was attributable to losses and credits in jurisdictions where realization was less certain based upon forecasted future earnings.

Lease Commitments

The Company rents certain manufacturing facilities and equipment under long-term leases expiring at various dates. Rental expense for operating leases was $16,350, $31,287 and $36,107 for 1999, 2000 and 2001, respectively.

         Future minimum payments for all non-cancelable operating leases, in aggregate of $124,180, are as follows:

2002	$17,360

2003	13,687

2004	11,423

2005	9,877

2006	9,103

Thereafter	62,730

Commitments and Contingent Liabilities

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

         On October 26, 2001, the Company entered into a Stipulation of Settlement and Release of all of the class action lawsuits, without any admission of liability, resulting in a charge of $54.6 million ($33.9 million net of tax). Prior to settlement, $17.6 million of legal and professional and tire storage costs were incurred related to the class action litigation. Certain parties have sought to have the settlement nullified. According to the terms of the Stipulation of Settlement and Release, the Company will provide (i) a five-year Enhanced Warranty Program offering a free replacement tire for an Adjustable Separation on an Eligible Cooper Tire or an alternative dispute resolution system; (ii) some modifications to final tire inspections; and (iii) a consumer education program to promote tire safety. In addition, the Company has agreed to pay plaintiffs’ legal expenses as part of the settlement. In addition, the Company has agreed to pay plaintiffs’ legal expenses as part of the settlement. Out of potentially millions of class members, only 156 chose to opt out of the Settlement. Those who opted out can pursue any legal rights they may have against the Company in separate individual lawsuits, any one of which the Company believes is unlikely to have a material adverse effect on the Company’s results of operations, cash flow or financial position.

         Preliminary judicial approval of the Settlement has been received. If final approval is received, the litigation will be fully resolved, unless appealed. There were 18 objectors to the Settlement. None objected to the structure of the Settlement, but only to the content, coverage and amount of attorney’s fees. A fairness hearing regarding the Settlement was held in the Superior Court of New Jersey, Middlesex County on January 29 and 30, 2002. The Court has not yet rendered its decision as to the fairness of the Settlement.

         The Company is also a defendant in unrelated product liability and other actions in Federal and state courts throughout the United States in which plaintiffs assert monetary damages. If the plaintiffs in certain of those actions recovered the damages sought, the impact could be material to the Company’s results of operations, cash flows, or financial position. The Company believes that such a result is unlikely. The Company does not believe any liability it may have for these matters will be material to its results of operations, cash flows or financial position.

Cumulative Other Comprehensive Loss

The cumulative balances of each component of other comprehensive loss in the accompanying statements of stockholders’ equity are as follows:

	1999	2000	2001

Cumulative currency translation adjustment	$793	$(31,240)	$(40,813)

Unrealized gains on marketable securities and changes in fair value of derivatives:

Unrealized net gains during the period, net of tax			1,599

Less: reclassification adjustment for amounts included in net income, net of tax effect			(1,138)

Minimum pension liability, net of tax effect	(6,846)	(22,402)	(44,038)

	$(6,053)	$(53,642)	$(84,390)

Accrued Liabilities

Accrued liabilities at December 31 are as follows:

	2000	2001

Payroll	$56,666	$53,088

Class action settlement	—	37,840

Other	161,355	131,575

	$218,021	$222,503

Other long-term liabilities

Other long-term liabilities at December 31 are as follows:

	2000	2001

Minimum pension liability	$44,051	$77,196

Class action settlement	—	8,614

Nonqualified executive plans	16,298	4,872

Other	15,442	15,520

	$75,791	$106,202

Other Income — net

The components of other income — net for the years 1999, 2000 and 2001 are as follows:

	1999	2000	2001

Foreign currency losses	$(2,064)	$(2,631)	$(1,224)

Minority interest gains	778	4,479	2,579

Interest income	2,111	2,575	3,295

Gains on sales of non-manufacturing assets	—	—	8,263

Other	37	713	706

	$862	$5,136	$13,619

         The non-manufacturing assets included a corporate aircraft and two tire distribution facilities.

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

         In 2000, Automotive revenues derived from two customers approximated $487,000 and $367,000 or 14 percent and 11 percent, respectively, of consolidated net sales. Automotive revenues from these same two customers approximated $455,000 and $356,000 or 14 percent and 11 percent, respectively, of consolidated net sales in 2001. No customers exceeded 10 percent of consolidated net sales in 1999.

         The accounting policies of the reportable segments are consistent with those described in the Significant Accounting Policies note to the financial statements. Corporate administrative expenses are allocated to segments based principally on assets, employees and sales. The following table presents financial information:

	1999	2000	2001

FINANCIAL

Revenues

Tire	$1,557,110	$1,802,607	$1,704,623

Automotive	643,642	1,698,519	1,477,409

Eliminations and other	(4,409)	(28,754)	(27,330)

Consolidated	2,196,343	3,472,372	3,154,702

Segment profit

Tire	176,389	183,865	73,192

Automotive	62,691	68,616	39,001

Corporate	—	—	(5,959)

Operating profit	239,080	252,481	106,234

Other — net	862	5,136	13,619

Interest expense	(24,445)	(97,461)	(90,695)

Income before income taxes	215,497	160,156	29,158

Depreciation and amortization expense

Tire	100,120	107,886	110,065

Automotive	25,457	80,895	79,428

Corporate	—	—	794

Consolidated	125,577	188,781	190,287

Segment assets

Tire	1,391,340	1,439,221	1,345,711

Automotive	1,235,966	1,393,854	1,263,334

Corporate and other	130,339	63,598	155,205

Consolidated	2,757,645	2,896,673	2,764,250

Expenditures for long-lived assets

Tire	111,384	107,598	74,863

Automotive	38,433	93,768	58,482

Corporate	—	—	2,942

Consolidated	149,817	201,366	136,287

Geographic information for revenues, based on country of origin, and long-lived assets follows:

		1999	2000	2001

GEOGRAPHIC

Revenues

	North America	$1,995,197	$2,917,048	$2,624,283

	Europe	199,397	489,473	472,204

	Other	1,749	65,851	58,215

	Consolidated	2,196,343	3,472,372	3,154,702

Long-lived assets

	North America	1,023,709	1,058,265	983,128

	Europe	172,236	188,876	188,022

	Other	31,124	38,255	34,924

	Consolidated	1,227,069	1,285,396	1,206,074

Sales from the U. S. amounted to $1,930,436, $2,560,604 and $2,306,416 in 1999, 2000 and 2001, respectively. Shipments of domestically-produced products to customers outside the U. S. approximated eight percent of net sales in 1999, 2000 and 2001.

REPORT OF INDEPENDENT AUDITORS
The Board of Directors
Cooper Tire & Rubber Company

         We have audited the accompanying consolidated balance sheets of Cooper Tire & Rubber Company as of December 31, 2000 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper Tire & Rubber Company at December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP ERNST & YOUNG LLP

Toledo, Ohio
February 6, 2002

SELECTED QUARTERLY DATA

(Unaudited)

(Dollar amounts in thousands except per-share amounts.)

	2000

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$922,265	$886,652	$843,607	$819,848

Gross profit	134,681	145,279	117,392	135,205

Net income	31,502	35,475	23,420	6,337

Basic and diluted earnings per share	.42	.48	.32	.09

Dividend per share	.105	.105	.105	.105

Stock price – high	16.0000	14.6875	12.7500	10.9375

low	9.5000	11.0625	9.5625	9.1875

Revenues from external customers:

Tire	$445,344	$410,420	$482,039	$464,804

Automotive	484,679	484,925	368,231	360,684

Eliminations and other	(7,758)	(8,693)	(6,663)	(5,640)

Net sales	$922,265	$886,652	$843,607	$819,848

Segment profit:

Tire(a)	$45,109	$42,104	$51,469	$45,183

Automotive(b)	27,096	41,082	8,583	(8,145)

Operating profit	72,205	83,186	60,052	37,038

Interest expense	(23,922)	(25,376)	(23,589)	(24,574)

Other — net	3,359	362	1,915	(500)

Income before income taxes	$51,642	$58,172	$38,378	$11,964

	2001

Net sales	$757,614	$829,040	$791,458	$776,590

Gross profit	96,118	118,969	113,107	101,816

Net income	3,648	18,338	(19,512)	15,692

Basic and diluted earnings per share	.05	.25	(.27)	.22

Dividend per share	.105	.105	.105	.105

Stock price – high	14.24	14.20	17.43	16.63

low	10.75	10.55	12.69	12.50

Revenues from external customers:

Tire	$388,235	$433,438	$461,757	$421,193

Automotive	376,788	403,623	335,914	361,084

Eliminations and other	(7,409)	(8,021)	(6,213)	(5,687)

Net sales	$757,614	$829,040	$791,458	$776,590

Segment profit:

Tire (c)	$16,204	$26,527	$(9,276)	$39,737

Automotive (d)	10,271	23,659	51	5,020
Corporate	(1,482)	(1,242)	588	(3,823)

Operating profit	24,993	48,944	(8,637)	40,934

Interest expense	(23,290)	(23,364)	(22,349)	(21,692)

Other – net	4,115	3,667	(370)	6,207

Income before income taxes	$5,818	$29,247	$(31,356)	$25,449

The common stock of the Company (CTB) is traded on the New York Stock Exchange.

(a)	Includes $5,674 of restructuring charges, of which $2,648 were in the fourth quarter.

(b)	Includes $33,025 of restructuring charges, of which $30,557 were in the fourth quarter and $19,001 of operating losses at closed and sold facilities, of which $10,730 were in the first quarter.

(c)	Includes $1,602 of restructuring charges and $72,194 of class action costs, of which $63,707 were in the third quarter.

(d)	Includes $7,046 of restructuring charges.

COOPER TIRE & RUBBER COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 1999, 2000 and 2001

		Additions
	Balance at				Balance
	Beginning	Charged	Business	Deductions	at End
	of Year	To Income	Acquisitions	(a)	of Year

Allowance for doubtful accounts:

1999	$4,806,000	$1,526,904	$3,784,000	$797,904	$9,319,000

2000	$9,319,000	$2,581,865	$3,221,000	$4,121,865	$11,000,000

2001	$11,000,000	$6,008,949	$0	$3,850,419	$13,158,530

(a)	Accounts charged off during the year, net of recoveries of accounts previously charged off.