Form 10-Q
period 2002-03-31
COOPER TIRE & RUBBER CO
filed 2002-05-02
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes          No

Number of shares of common stock of registrant outstanding
at April 19, 2002: 73,129,958

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per-share amounts)

		March 31,
	December 31,	2002
	2001	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$71,835	$84,561

Accounts receivable, less allowances of $13,159 in 2001 and $14,167 in 2002	497,180	569,279

Inventories at lower of cost (last-in,first-out) or market:

Finished goods	207,484	197,877

Work in process	32,838	39,155

Raw materials and supplies	66,156	60,623

	306,478	297,655

Prepaid expenses, deferred income taxes and assets held for sale	76,604	69,756

Total current assets	952,097	1,021,251

Property, plant and equipment – net	1,206,074	1,186,896

Goodwill, net of accumulated amortization of $33,199 in 2001 and 2002	427,895	427,895

Intangibles, net of accumulated amortization of $14,698 in 2001 and $15,821 in 2002, and other assets	178,184	173,287

	$2,764,250	$2,809,329

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Notes payable	$15,875	$9,520

Accounts payable	191,802	230,020

Accrued liabilities	222,503	251,746

Income taxes	564	612

Current portion of long-term debt	217,161	170,028

Total current liabilities	647,905	661,926

Long-term debt	882,134	885,119

Postretirement benefits other than pensions	197,757	201,108

Other long-term liabilities	106,202	111,274

Deferred income taxes	20,012	20,218

Stockholders’ equity:

Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—

Common stock, $1 par value; 300,000,000 shares authorized; 83,903,845 shares issued in 2001 and 84,331,133 shares issued in 2002	83,904	84,331

Capital in excess of par value	4,658	9,728

Retained earnings	1,103,080	1,121,550

Cumulative other comprehensive loss	(84,390)	(88,913)

	1,107,252	1,126,696

Less: 11,303,900 common shares in treasury at cost	(197,012)	(197,012)

Total stockholders’ equity	910,240	929,684

	$2,764,250	$2,809,329

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2001 AND 2002
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2001	2002

Net sales	$757,614	$812,977

Cost of products sold	661,496	691,099

Gross profit	96,118	121,878

Selling, general and administrative	62,853	60,567

Restructuring	922	517

Amortization of goodwill	3,850	—

Class action costs	3,500	—

Operating profit	24,993	60,794

Interest expense	23,290	20,001

Other income — net	(4,115)	(659)

Income before income taxes	5,818	41,452

Provision for income taxes	2,170	15,337

Net income	3,648	26,115

Other comprehensive income (loss):

Currency translation adjustment	(19,721)	(4,927)

Unrealized net gains on derivative instruments	1,153	404

Comprehensive income (loss)	$(14,920)	$21,592

Basic and diluted earnings per share	$0.05	$0.36

Weighted average number of shares outstanding (000’s)	72,617	73,361

Dividends per share	$0.105	$0.105

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2001 AND 2002
(UNAUDITED)
(Dollar amounts in thousands)

	2001	2002

Operating activities:

Net income	$3,648	$26,115

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	41,805	41,976

Amortization of goodwill and other intangibles	5,305	1,528

Deferred income taxes	467	444

Changes in operating assets and liabilities:

Accounts receivable	(6,766)	(76,231)

Inventories	(52,694)	8,062

Prepaid expenses	12,247	6,729

Accounts payable	27,999	38,585

Accrued liabilities	13,782	28,766

Other liabilities	(31,511)	10,049

Net cash provided by operating activities	14,282	86,023

Investing activities:

Property, plant and equipment	(37,724)	(23,857)

Acquisition of businesses	(1,050)	—

Other	5,572	1,201

Net cash used in investing activities	(33,202)	(22,656)

Financing activities:

Issuance of debt	56,776	4,138

Payment on debt	(52,338)	(53,486)

Payment of dividends	(7,617)	(7,645)

Issuance of common shares	—	5,497

Net cash used in financing activities	(3,179)	(51,496)

Effects of exchange rate changes on cash	1,185	855

Changes in cash and cash equivalents	(20,914)	12,726

Cash and cash equivalents at beginning of period	45,795	71,835

Cash and cash equivalents at end of period	$24,881	$84,561

Cash payments for interest	$11,574	$11,362

Cash payments for income taxes	$7,314	$8,900

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per-share amounts)

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Certain amounts for 2001 have been restated to conform to 2002 presentation.

2.	The following table details information on the Company’s operating segments.

	Three months ended March 31

	2001	2002

Revenues from external customers:

Tire Group	$388,235	$433,430

Automotive Group	376,788	386,041

Eliminations	(7,409)	(6,494)

Net sales	$757,614	$812,977

Segment profit:

Tire Group	$16,204	$43,392

Automotive Group	10,271	21,425

Unallocated corporate charges and eliminations	(1,482)	(4,023)

Operating profit	24,993	60,794

Interest expense	23,290	20,001

Other income – net	(4,115)	(659)

Income before income taxes	$5,818	$41,452

3.	The Company is continuing its efforts to sell certain facilities in North America and Europe as part of its restructuring efforts. At March 31, 2002, assets of $30,300 were classified as assets held for sale with sales agreements in place on several properties.

4.	The Company has an accrual recorded for employee separation and other exit costs relating to a plan for the reorganization and closing of certain manufacturing facilities in Europe and the closure of its automotive sealing plant in Kittanning, PA. As of March 31, 2002, these initiatives are substantially complete. These plans are expected to be completed by the end of the second quarter 2002. The following summarizes the restructuring charges and activity in the accrual account since December 31, 2001:

Employee
Separation
Costs

Accrual at 12/31/01	$1,000

Cash payments	(90)

Accrual at 3/31/02	$910

In the first quarter of 2002, the Company continued its restructuring efforts in order to improve efficiencies and reduce costs throughout its worldwide operations. Under a restructuring plan announced in the fourth quarter of 2000, approximately 1,100 employees have been targeted for termination. During the quarter 51 employees were terminated, bringing the total to 852 as of March 31, 2002. The following table summarizes the activity in the accrual account since December 31, 2001:

	Employee	Other
	Separation	Exit
	Costs	Costs	Total

Accrual at 12/31/01	$8,900	$1,400	$10,300

Cash payments	(2,100)	(500)	(2,600)

Accrual at 3/31/02	$6,800	$900	$7,700

In the fourth quarter of 2001, the Company announced a restructuring plan to improve efficiencies and reduce costs in its North American operations. Under this plan approximately 385 employees were targeted for termination. During the quarter 183 employees were terminated, bringing the total to 216 as of March 31, 2002. The Company expects to complete this plan by the fourth quarter of 2002. The following table summarizes the activity in the accrual account since December 31, 2001:

	Employee	Other
	Separation	Exit
	Costs	Costs	Total

Accrual at 12/31/01	$4,000	$600	$4,600

Cash payments	(1,100)	(300)	(1,400)

Accrual at 3/31/02	$2,900	$300	$3,200

The restructuring costs of $517 included in the Consolidated Statement of Income in the first quarter of 2002 include non-accruable costs in Europe, administrative locations in North America and a production facility in Mexico.

5.	Effective January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Purchased goodwill and indefinite-lived intangible assets were no longer amortized as of that date, but will be tested for impairment annually. The Company also reevaluated its intangible assets and determined that any changes in their useful lives was not material to the results of its operations. At March 31, 2002, unamortized purchased goodwill was approximately $428,000 (Tire segment $45,000 and Automotive segment $383,000). Pursuant to SFAS No. 142, the Company will complete its test for goodwill impairment during the second quarter 2002 and, if impairment is indicated, record such impairment as a cumulative effect of accounting change effective January 1, 2002. The

Company is currently evaluating the effect that the impairment review may have on its consolidated results of operations and financial position. For the three months ended March 31, 2001, the Company’s reported net income and basic and diluted earnings per share were $3,648 and five cents, respectively. When adjusted for the non-amortization provisions of SFAS No. 142, the reported net income and basic and diluted earnings per share would have been $7,498 and ten cents, respectively.

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. There was no material effect on the Company’s consolidated results of operations or financial position.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Consolidated net sales for the three-month period ended March 31, 2002 were $813 million, an increase of $55 million, or seven percent, from sales in the first three months of 2001. Operating profit was $61 million in the first quarter of 2002 versus $25 million in the first quarter of 2001, net income was $26 million versus $4 million in the first quarter of 2001, and earnings per share were 36 cents compared to five cents in the first quarter of 2001. These increases occurred in both the tire and automotive segments, and resulted from both a stronger economy and market share increases. When results for the first quarter of 2001 are adjusted to eliminate the impact of goodwill amortization and class action defense costs, neither of which impacted results in the first three months of 2002, operating profit was $7 million, net income was $6 million, and earnings per share were eight cents. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002 which eliminated the amortization of goodwill and intangible assets with indefinite lives.

Selling, general, and administrative expenses were $61 million in the first quarter of 2002 (7.4 percent of net sales) compared to $64 million (8.4 percent of net sales) in the same period in 2001. The decreases in 2002 are due to the achievement of cost reductions and the higher sales level.

Interest expense was $20 million in the first three months of 2002, compared to $23 million in the same period of 2001, reflecting the repayment of debt and lower interest rates.

Other income decreased more than $3 million to $659,000 in the first quarter of 2002 from last year’s first quarter, reflecting the premium cost for the repurchase of a portion of the Company’s public notes in 2002 and a gain from the sale of an aircraft during the first quarter of 2001. The decline in 2002 was partially mitigated by decreases in foreign currency losses in the first three months of 2002 from those recorded in the comparable period of 2001.

The Company’s effective income tax rate of 37.0 percent for the first quarter of 2002 is lower than the 37.3 percent rate reported for the first three months of 2001. This decrease is due to the elimination of the amortization of non-deductible goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company’s inability to record the tax benefits of losses in certain of the Company’s foreign subsidiaries and the uncertain continuation of United States tax incentives relating to export sales partially offset the benefit of the change in goodwill amortization.

Tire Segment

Overview

Sales of passenger car and light truck tire replacement units in the United States market increased in the first quarter of 2002 by approximately five percent from sales levels in the first quarter of 2001, due in significant part to a strengthening economy. Low-priced tires continue to be imported into the United States market at high levels.

Sales

Sales of the Tire segment were $433 million in the first quarter of 2002, an increase of $45 million, or 12 percent, from $388 million in the first quarter of 2001. Tire unit sales for the first three months of 2002 increased 13 percent from the comparable 2001 period.

The segment’s sales increase was largely achieved in the North American passenger and light truck tire market and resulted primarily from improvements in market share, increased purchases in advance of announced price increases effective in March 2002, and higher consumer demand. The first quarter of 2001 was marked by weakening economic conditions, slack demand following the abnormally high demand for certain tires generated by the Firestone recall announced in August 2000, and increased purchases in the fourth quarter of 2000 ahead of a January 1, 2001 price increase. The segment’s sales of passenger tires increased by 17 percent in the first quarter of 2002 over the same period one year ago versus an industry-wide sales increase of five percent. Sales of light truck tires increased by eight percent in the first quarter of 2002 over the first quarter of 2001, while industry-wide sales in this category increased by five percent.

Sales of the segment’s international operations decreased three percent in the first three months of 2002 from the comparable period of 2001, due primarily to the strength of the United States dollar. Sales of the segment’s commercial products operations were unchanged year over year. Declines in custom rubber mixing sales were offset by gains in the sales of radial medium truck tires.

Operating Profit

Operating profit improved from $16 million in the first quarter of 2001 to $43 million in the first three months of 2002. The absence in the first quarter of 2002 of the amortization of goodwill, class action defense costs, and restructuring expense accounted for $4 million of the improvement. The remainder was due to the substantial increase in unit sales, lower raw material costs, price increases implemented in North America during the third quarter of 2001, and lower product liability provisions. The segment is continuing the production curtailments initiated during the second quarter of 2001. The cost of these production curtailments during the first three months of 2002 was offset by improvements in production efficiencies.

Operating profit of the segment’s international operations improved during the first quarter of 2002, due primarily to progress achieved on a strategic initiative commenced in 2000 to streamline the various product lines offered by its United Kingdom subsidiary to focus on higher-margin premium and performance tires, and to improvements in production efficiencies.

Profitability of the segment’s commercial products operations also improved in the first quarter of 2002, due most significantly to the achievement of production efficiencies that resulted, in part, from increased production and sales of radial medium truck tires.

Outlook

The segment expects to experience continued strong demand for its products in the second quarter of 2002. This expectation is consistent with the upward revision made by a leading trade association in its forecast for replacement tire sales for all of 2002, as the economy strengthens to a greater extent than had originally been anticipated. The segment has implemented a price increase effective March 1, 2002. It is not certain whether this increase will have an adverse impact on sales for the second quarter. If expectations for strengthened sales are realized, the segment will be able to avoid additional production curtailments and shutdown days, which are expensive measures that can have an adverse impact on the segment’s profitability level.

The commercial products division expects to benefit from gradually improving economic conditions in the commercial trucking industry during the remainder of 2002 and the inclusion of sales from former Hercules customers for all of 2002. Economic conditions within the commercial trucking industry were extremely weak in the first three months of 2002. Current industry forecasts are for conditions to improve over the balance of the year, with overall growth of approximately two percent in 2002.

The Company has tentatively settled numerous class action lawsuits pending against it involving its tires. Additional information about the lawsuits is included in the “Contingencies” section of this Management’s Discussion and Analysis.

The segment may also begin to be impacted later in 2002 by the Transportation Recall Enhancement Accountability and Documentation Act (“TREAD Act”) which became law on November 1, 2000, and which will directly impact the tire industry. The TREAD Act and any regulations promulgated under the Act are applicable to all tire manufacturers and importers of tires who sell tires in the United States, regardless of where such tires are manufactured. The Company continues to work with the Rubber Manufacturers’ Association in reviewing and preparing tire industry comments on the proposed rules. The Company will continue to closely monitor these rules and assess the potential financial impact on the Company as the regulations become final and are implemented.

Automotive Segment

Overview

The Company’s Automotive segment serves automotive original equipment manufacturers (“OEMs”) throughout the world. Light vehicle production in North America increased by approximately 3.5 percent in the first quarter of 2002 over the first quarter of 2001, as general economic conditions began to improve during the quarter. Production in Europe and South America declined eight percent and ten percent, respectively, during the quarter from the comparable period in 2001.

Notwithstanding the improvement in light vehicle sales which occurred during the quarter, the pricing environment remains difficult for automobile manufacturers, and as a result, they continue to seek price reductions from suppliers. As a result, emphasis on continuous improvement, lean manufacturing, and other cost reduction initiatives is essential to achieving targeted financial results.

Sales

Sales for the Automotive segment were $386 million in the first quarter of 2002, an increase of 2.5 percent from $377 million in the first quarter of 2001. The sales increase was the result of net new business, the increase in light vehicle production in North America from the levels of the first quarter of 2001, and specific increases on certain vehicles the production of which increased by a greater amount than the overall market. These increases were partially offset by the decreases in light vehicle production in Europe and South America, the impact of lower prices for certain of the segment’s products and the discontinuance of certain programs for which the segment provided products.

Operating Profit

Operating profit for the first quarter of 2002 was $21 million, an improvement from the $10 million reported for the first quarter of 2001. Results for the current quarter did not include the amortization of goodwill, which has been eliminated in accordance with new accounting standards. Results for the first quarter of 2001 would have been $3 million higher had goodwill not been amortized during that quarter. In addition, restructuring costs of $427,000 and $822,000 impacted operating profit for the first quarters of 2002 and 2001, respectively.

The higher North American light vehicle production levels in the first three months of 2002, together with the impact of the segment’s restructuring, lean manufacturing, and other cost reduction initiatives, were responsible for the higher operating profits reported by the segment. In addition, during the first quarter of 2001, the segment was not able to adjust its cost structure for the significant reductions in light vehicle production levels which were occurring and inefficiencies created by erratic scheduling resulting from the short lead times given by the OEMs in advance of frequent production curtailments. During the first quarter of 2002, the segment was able to operate its facilities more efficiently as a result of more stable OEM production levels. The volume and operating cost efficiencies were partially offset by price reductions granted to the segment’s customers during 2001.

The segment’s business outside of North America was not profitable in the first quarter of 2002, due to decreases in light vehicle production levels, inefficient operations in both the sealing and fluid systems units in the United Kingdom, and the continued effects of weak economic conditions in Brazil and Argentina. During the first quarter of 2001, the segment’s international business was marginally profitable. The year over year decline is due to substantial declines in the performance of the segment’s operations in Brazil where weak economic conditions have significantly reduced sales and operating profits.

Outlook

The performance of the Automotive segment over the remainder of 2002 is dependent upon several factors. The overall level of light vehicle production is a significant influence on the segment’s level of profitability. Given encouraging economic news thus far in 2002, the segment has increased its estimate for projected North America light vehicle production.

The segment has a significant amount of new business launching over the next 18 months. The efficient and effective launch of this new business is important to the segment.

Performance is also dependent on the extent of price reductions negotiated with the segment’s customers. As is the case with automotive suppliers generally, the segment is currently engaged in discussions with its major customers for additional price reductions.

In Europe, the segment expects that given stable economic conditions, it will improve its profitability in 2002 because of the growing efficiency of its operations and the impact of having fully implemented the restructuring plan, which will occur before the end of the year. In South America, significant additional cost reductions are being implemented to adjust for an expected continuation of weak economic conditions. In addition, increased volume associated with new product launches beginning in the second half of the year are expected to result in improved performance.

Company Summary

The Company’s current expectation for the second quarter of 2002 is an improvement in earnings per share to approximately 45 cents to 50 cents from the 25 cents earned in the second quarter of 2001. This expectation is attributable to anticipated improvements in the sales volumes of the Company’s tire products and the incremental contribution of net new automotive business, continued low raw material costs, and to the other factors outlined in the “Outlook” sections under both the Tire and Automotive segment summaries. A weakening of economic conditions from levels currently anticipated would adversely impact results, but the impact of the new automotive business awarded, the completion of the Company’s restructuring programs and a relentless emphasis on lean manufacturing and other cost reduction efforts have improved the Company’s overall profitability level.

Liquidity and Capital Resources

Net cash provided by operating activities was $86 million in the first three months of 2002, $72 million higher than the $14 million generated in the first three months of 2001. Changes in operating assets and liabilities resulted in the availability of $53 million more cash in the first quarter of 2002 than in the first quarter of 2001.

Net cash used in investing activities during the first quarter of 2002 reflects capital expenditures of $24 million, compared to $38 million in the comparable 2001 period. Capital expenditures in 2002 are expected to approximate $150 million, primarily to support new business launching in 2002 and 2003, advances in manufacturing technology and process improvements throughout the Company’s operations.

Net cash used in investing activities during the first quarter of 2001 included the purchase of certain assets of Siebe’s subsidiary in India. The Company sold various assets in the first three months of 2001, including an aircraft, for $6 million.

Through its financing activities in the first three months of 2002, the Company reduced its total debt by $49 million. The reduction consisted primarily of the repurchase of $46 million of the Company’s public notes. Dividends paid on the Company’s common shares in both the first quarter of 2002 and 2001 were $8 million. During the first three months of 2002, the Company generated $5 million through the issuance of common shares from the exercise of stock options.

As of March 31, 2002, the Company was in compliance with the financial covenants contained in its credit agreements. At that date, the ratio of total indebtedness to total capitalization was 52.2 percent, under the definitions contained in the agreements. For the twelve months ended March 31, 2002, the fixed charge coverage ratio was 1.96 times, which was above the 1.5 times required under the agreement. There were no borrowings under the $250 million credit facility with a group of eight banks at March 31, 2002. At March 31, 2001, $153 million was outstanding under that facility.

The Company expects, given current business projections, that sufficient liquidity will be provided by cash flows from operations, the disposition of assets held for sale, its credit facilities and its loan arrangement secured by certain trade receivables to fund its obligations and commitments during the remainder of 2002. The Company’s additional borrowing capacity through use of its credit agreement with its bank group, its shelf registration, and other bank lines at March 31, 2002 is $397 million.

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

The Company is also a defendant in unrelated product liability and other actions in Federal and state courts throughout the United States in which plaintiffs assert monetary damages. If the plaintiffs in certain of those actions recovered the damages sought, the impact could be material to the Company’s results of operations, cash flows, or financial position. The Company does not presently believe, however, that any liability it may have for these matters will be material to its results of operations, cash flows or financial position.

New Accounting Standards

For a discussion of recent accounting pronouncements and their impact on the Company, see note five to the financial statements.

Forward-Looking Statements

This report, and in particular the “Outlook” and “Liquidity and Capital Resources” sections, contain “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding projections and expectations for future financial performance, which involve uncertainty and risk. The Company cautions that although such forward-looking statements are based on assumptions that it believes are reasonable, the assumptions are subject to various risks and actual results may differ materially from what is stated in this report. Among the factors that may cause the Company’s future financial performance to differ materially from those projections or expectations are the following, which include, but are not limited to: changes in economic and business conditions in the world, including economic and political changes in international markets and countries over which the Company has no control, increased competitive activity, the failure to achieve expected sales levels, the failure to reach agreement with the Company’s automotive customers regarding price reductions, consolidation among the Company’s competitors and customers, technology advancements, unexpected costs and charges, fluctuations in raw material and energy prices and the unavailability of raw materials and energy sources, government regulatory initiatives, including the proposed regulations under the TREAD Act, the cyclical nature and overall health of the global automotive industry, the loss of a major customer or program, risks associated with new vehicle launches, the failure to achieve the savings anticipated from the announced restructuring plans, the risks to the economy associated with external events, including those resulting from the events of September 11, 2001 and the impact on the economy of similar events which may occur in the future, litigation brought against the Company, the inability to obtain insurance coverage sufficient to cover the principal risks to the Company, and other unanticipated events and conditions. In addition, it is possible that the Company will fail to obtain final approval of the settlement of class action litigation which has been described under “Contingencies” herein.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in market risk at March 31, 2002 from that detailed in the Company’s Annual Report on Form 10-K filed with the U. S. Securities and Exchange Commission for the year ended December 31, 2001.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

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

The Company is also a defendant in unrelated product liability and other actions in Federal and state courts throughout the United States in which plaintiffs assert monetary damages. If the plaintiffs in certain of those actions recovered the damages sought, the impact could be material to the Company’s results of operations, cash flows, or financial position. The Company does not presently believe, however, that any liability it may have for these matters will be material to its results of operations, cash flows or financial position.

Item 6(b). REPORTS ON FORM 8-K.

         A Form 8-K was filed on March 14, 2002 related to the announcement of a change in the Company’s first quarter 2002 earnings expectations.

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

May 1, 2002 (Date)