Form 10-Q
period 2002-06-30
COOPER TIRE & RUBBER CO
filed 2002-08-09
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File No. 1-4329

COOPER TIRE & RUBBER COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE	34-4297750

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

701 Lima Avenue, Findlay, Ohio 45840
(Address of principal executive offices)
(Zip code)

(419) 423-1321

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   No

Number of shares of common stock of registrant outstanding
at July 31, 2002: 73,523,264

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per-share amounts)

		June 30,
	December 31,	2002
	2001	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$71,835	$118,624

Accounts receivable, less allowances of $13,159 in 2001 and $14,279 in 2002	497,180	540,985

Inventories at lower of cost (last-in,first-out) or market:

Finished goods	207,484	224,528

Work in process	32,838	37,244

Raw materials and supplies	66,156	63,910

	306,478	325,682

Prepaid expenses, deferred income taxes and assets held for sale	76,604	64,445

Total current assets	952,097	1,049,736

Property, plant and equipment – net	1,206,074	1,189,048

Goodwill, net of accumulated amortization of $33,199 in 2001 and 2002	427,895	427,895

Intangibles, net of accumulated amortization of $14,698 in 2001 and $16,325 in 2002, and other assets	178,184	171,515

	$2,764,250	$2,838,194

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Notes payable	$15,875	$11,936

Accounts payable	191,802	220,392

Accrued liabilities	222,503	269,862

Income taxes	564	—

Current portion of long-term debt	217,161	133,216

Total current liabilities	647,905	635,406

Long-term debt	882,134	890,629

Postretirement benefits other than pensions	197,757	204,447

Other long-term liabilities	106,202	111,389

Deferred income taxes	20,012	20,502

Stockholders’ equity:

Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—

Common stock, $1 par value; 300,000,000 shares authorized; 83,903,845 shares issued in 2001 and 84,827,164 shares issued in 2002	83,904	84,827

Capital in excess of par value	4,658	16,179

Retained earnings	1,103,080	1,152,805

Cumulative other comprehensive loss	(84,390)	(80,978)

	1,107,252	1,172,833

Less: 11,303,900 common shares in treasury at cost	(197,012)	(197,012)

Total stockholders’ equity	910,240	975,821

	$2,764,250	$2,838,194

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2001 and 2002
(UNAUDITED)

(Dollar amounts in thousands except per-share amounts)

	2001	2002

Net sales	$829,040	$836,075

Cost of products sold	707,671	695,887

Gross profit	121,369	140,188

Class action costs	7,282	—

Restructuring	2,150	450

Amortization of goodwill	3,981	—

Selling, general and administrative	59,012	60,368

Operating profit	48,944	79,370

Interest expense	23,364	18,570

Other income — net	(3,667)	(1,065)

Income before income taxes	29,247	61,865

Provision for income taxes	10,909	22,890

Net income	18,338	38,975

Other comprehensive income (loss):

Currency translation adjustment	2,700	12,156

Unrealized net losses on derivative instruments	(959)	(4,221)

Comprehensive income	$20,079	$46,910

Basic earnings per share	$0.25	$0.53

Diluted earnings per share	$0.25	$0.52

Weighted average number of shares outstanding (000’s):

Basic	72,545	73,418

Diluted	72,624	74,535

Dividends per share	$0.105	$0.105

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2001 AND 2002
(UNAUDITED)

(Dollar amounts in thousands except per-share amounts)

	2001	2002

Net sales	$1,586,654	$1,649,052

Cost of products sold	1,369,167	1,386,986

Gross profit	217,487	262,066

Class action costs	10,782	—

Restructuring	3,072	967

Amortization of goodwill	7,831	—

Selling, general and administrative	121,865	120,935

Operating profit	73,937	140,164

Interest expense	46,654	38,571

Other income — net	(7,782)	(1,724)

Income before income taxes	35,065	103,317

Provision for income taxes	13,079	38,227

Net income	21,986	65,090

Other comprehensive gain (loss):

Currency translation adjustment	(17,021)	7,229

Unrealized net gains (losses) on derivative instruments	194	(3,817)

Comprehensive income	$5,159	$68,502

Basic earnings per share	$0.30	$0.89

Diluted earnings per share	$0.30	$0.88

Weighted average number of shares outstanding (000’s):

Basic	72,544	73,110

Diluted	72,620	74,015

Dividends per share	$0.21	$0.21

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2001 AND 2002
(UNAUDITED)

(Dollar amounts in thousands)

	2001	2002

Operating activities:

Net income	$21,986	$65,090

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	84,647	85,906

Amortization of goodwill and other intangibles	10,585	2,368

Deferred income taxes	755	1,188

Changes in operating assets and liabilities:

Accounts receivable	(22,994)	(44,266)

Inventories	(45,603)	(17,858)

Prepaid expenses	(1,061)	12,968

Accounts payable	22,970	27,717

Accrued liabilities	(4,274)	46,771

Other liabilities	(2,926)	6,660

Net cash provided by operating activities	64,085	186,544

Investing activities:

Property, plant and equipment	(76,681)	(56,836)

Acquisition of business	(1,050)	—

Other	8,526	7,384

Net cash used in investing activities	(69,205)	(49,452)

Financing activities:

Issuance of debt	86,345	10,200

Payment on debt	(91,536)	(93,865)

Payment of dividends	(15,234)	(15,365)

Issuance of common shares	47	12,443

Net cash used in financing activities	(20,378)	(86,587)

Effects of exchange rate changes on cash	436	(3,716)

Changes in cash and cash equivalents	(25,062)	46,789

Cash and cash equivalents at beginning of period	45,795	71,835

Cash and cash equivalents at end of period	$20,733	$118,624

Cash payments for interest	$45,063	$41,827

Cash payments for income taxes	$14,871	$41,929

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

Certain amounts for 2001 have been restated to conform to 2002 presentations.

2.	The following table details information on the Company’s operating segments.

	Three months ended		Six months ended
	June 30		June 30
	2001	2002	2001	2002

Revenues from external customers:

Tire Group	$433,438	$413,639	$821,673	$847,069

Automotive Group	403,623	429,353	780,411	815,394

Eliminations	(8,021)	(6,917)	(15,430)	(13,411)

Net sales	$829,040	$836,075	$1,586,654	$1,649,052

Segment profit:

Tire Group	$26,527	$36,949	$42,731	$80,341

Automotive Group	23,659	44,062	33,930	65,487

Unallocated corporate charges and eliminations	(1,242)	(1,641)	(2,724)	(5,664)

Operating profit	48,944	79,370	73,937	140,164

Interest expense	23,364	18,570	46,654	38,571

Other income — net	(3,667)	(1,065)	(7,782)	(1,724)

Income before income taxes	$29,247	$61,865	$35,065	$103,317

3.	The Company is continuing its efforts to sell certain facilities in North America and Europe as part of its restructuring efforts. At June 30, 2002, assets of $26,200 were classified as assets held for sale with sales agreements in place on several properties.

4.	The Company has an accrual recorded for employee separation and other exit costs relating to a plan for the reorganization and closing of certain manufacturing facilities in Europe and the closure of its automotive sealing plant in Kittanning, PA. As of June 30, 2002, these initiatives have been completed and the reserve has been reduced to zero. The following summarizes the activity in the accrual account since December 31, 2001:

	Employee	Other
	Separation	Exit
	Costs	Costs	Total

Accrual at 12/31/01	$1,000	$—	$1,000

Cash payments	(140)	(260)	(400)

Adjustment to reserve	(860)	260	(600)

Accrual at 6/30/02	$—	$—	$—

During the first six months of 2002, the Company continued its restructuring efforts in order to improve efficiencies and reduce costs throughout its worldwide operations. Under a restructuring plan announced in the fourth quarter of 2000, approximately 1,100 employees have been targeted for separation. During the first six months of 2002, 62 employees were separated, bringing the total to 862 as of June 30, 2002. The following table summarizes the activity in the accrual account since December 31, 2001:

	Employee	Other
	Separation	Exit	Asset
	Costs	Costs	Write-offs	Total

Accrual at 12/31/01	$8,900	$1,400	$—	$10,300

Cash payments	(2,800)	(700)	—	(3,500)

Asset write-offs	—	—	(600)	(600)

Adjustment to reserve	(600)	—	600	—

Accrual at 6/30/02	$5,500	$700	$—	$6,200

In the fourth quarter of 2001, the Company announced a restructuring plan to improve efficiencies and reduce costs in its North American operations. Under this plan approximately 385 employees were targeted for separation. During the first six months of 2002, 303 employees were separated, bringing the total to 336 as of June 30, 2002. The Company expects to complete this plan by the fourth quarter of 2002. The following table summarizes the activity in the accrual account since December 31, 2001:

	Employee	Other
	Separation	Exit	Asset
	Costs	Costs	Write-offs	Total

Accrual at 12/31/01	$4,000	$600	$—	$4,600

Cash payments	(1,500)	(300)	—	(1,800)

Asset write-offs	—	—	(200)	(200)

Adjustment to reserve	(600)	400	200	—

Accrual at 6/30/02	$1,900	$700	$—	$2,600

The restructuring costs of $967 included in the Consolidated Statement of Income for the first six months of 2002 include non-accruable costs in Europe, administrative locations in North America and a production facility in Mexico.

5.	Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Purchased goodwill and indefinite-lived intangible assets were no longer amortized as of that date, but will be tested for impairment annually. The Company also reevaluated its intangible assets and determined that any changes in their useful lives were not material to the results of its operations. At June 30, 2002, unamortized purchased goodwill was approximately $428,000 (Tire segment $45,000 and Automotive segment $383,000). Pursuant to SFAS No. 142, the Company completed its test for goodwill impairment during the second quarter 2002 and no impairment was indicated. For the three months ended June 30, 2001, the Company’s reported net income and basic and diluted earnings per share were $18,338 and $.25, respectively. When adjusted for the non-amortization provisions of SFAS No. 142, the reported net income and basic and diluted earnings per share would have been $22,319 and $.31, respectively. For the six months ended June 30, 2001, the Company’s reported net income and basic and diluted earnings per share were $21,986 and $.30, respectively. When adjusted for the non-amortization provisions of SFAS No. 142, the reported net income and basic and diluted earnings per share would have been $29,817 and $.41, respectively.

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. There was no material effect on the Company’s consolidated results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The pronouncement becomes effective for fiscal years beginning after December 15, 2002, with earlier adoption encouraged. The Company will, at the effective date, begin recognizing restructuring costs in accordance with the pronouncement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Consolidated net sales for the three-month period ended June 30, 2002 were $836 million, an increase of $7 million, or approximately one percent, from sales in the second quarter of 2001. An increase in sales of the automotive segment, due to strong North American light vehicle production and new business, was partially offset by a decrease in the tire segment, which resulted from a general softening in the overall replacement tire market in North America. For the six-month period ended June 30, 2002, consolidated net sales were $1.6 billion, an increase of $62 million, or four percent, from sales in the first six months of 2001. Increases occurred in both the automotive and tire segments, resulting from strong light vehicle production in North America and Europe, new business, and market share increases in the replacement tire market. The effect of foreign currency translation on net sales for the second quarter and first six months of 2002, when compared to the foreign currency rates which occurred during the comparable 2001 periods, was not material.

Operating profit was $79 million in the second quarter of 2002 versus $49 million in the second quarter of 2001, net income was $39 million versus $18 million in the second quarter of 2001, and basic earnings per share were 53 cents (52 cents on a fully diluted basis) compared to 25 cents in the second quarter of 2001. For the six-month periods ended June 30, operating profit was $140 million in 2002 versus $74 million in 2001, net income was $65 million in 2002 versus $22 million in 2001, and basic earnings per share were 89 cents in 2002 (88 cents on a fully diluted basis) versus 30 cents in 2001. In its earnings announcement dated July 18, 2002, the Company reported both basic and diluted earnings per share of 52 cents for the second quarter of 2002 and 88 cents for the six-month period ended June 30, 2002.

When results for the second quarter of 2001 are adjusted to eliminate the impact of goodwill amortization and class action defense costs, neither of which impacted results in 2002, operating profit was $60 million, net income was $27 million, and earnings per share were 37 cents. For the first six months of 2001, adjusted operating profit was $93 million, adjusted net income was $37 million, and adjusted earnings per share were 50 cents. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002 which eliminated the amortization of goodwill and intangible assets with indefinite lives.

Selling, general, and administrative expenses were $60 million in the second quarter of 2002 (7.2 percent of net sales) compared to $59 million (7.1 percent of net sales) in the same period in 2001. These expenses for the first six months of 2002 were $121 million (7.3 percent of net sales) versus $122 million (7.7 percent of net sales) for the comparable period in 2001. Savings resulting from employment reductions implemented early in 2002 accounted for much of the improvement from the first six months of 2001.

Interest expense was $19 million in the second quarter of 2002, compared to $23 million in the same period of 2001. During the first six months of 2002, interest expense was $39 million versus $47 million in 2001. These decreases in 2002 reflect the repayment of debt and lower interest rates.

Other income at $1.1 million for the second quarter of 2002 decreased from $3.7 million in 2001, primarily reflecting foreign currency losses in 2002 compared to foreign currency gains in 2001. Gains on the sales of assets increased $1.1 million from the 2001 period, but were offset by premium costs incurred in connection with the repurchase of a portion of the Company’s public notes. Other income for the six-month period ended June 30 was $1.7 million in 2002 versus $7.8 million in 2001. The decrease is primarily attributable to premium costs of $2.6 million incurred in connection with the repurchase of portions of the Company’s public notes during 2002, a reduction of $2.2 million in gains on the sales of assets in 2002 compared to 2001, and higher foreign currency losses in 2002.

The Company’s effective income tax rate of 37.0 percent for both the second quarter and first six months of 2002 is lower than the 37.3 percent rate reported for the comparable periods in 2001. The decrease is due to the elimination of the amortization of non-deductible goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company’s inability to record the tax benefits of losses in certain of the Company’s foreign subsidiaries and the uncertain future, if any, of United States tax incentives relating to export sales partially offset the benefit of the change in goodwill amortization.

Tire Segment

Overview

Sales of passenger car and light truck tire replacement units in the United States market decreased in the second quarter and the first six months of 2002 by approximately six percent and one percent, respectively, from sales levels in the comparable periods of 2001, due largely to an industry-wide softening of demand late in the second quarter. Imported tires constituted an increased portion of the United States replacement tire market during the first part of 2002 versus the comparable period in 2001, primarily due to increased penetration by importers of the light truck tire market.

Sales

Sales of the Tire segment were $414 million in the second quarter of 2002, a decrease of $19 million, or five percent, from $433 million in the second quarter of 2001. Tire unit sales for the second quarter decreased six percent from the comparable 2001 period. Sales for the first six months of 2002 were $847 million, an increase of three percent, or $25 million, from $822 million for the first six months of 2001. Tire unit sales for the first six months of 2002 increased three percent from the first six months of 2001.

The segment’s second quarter sales decrease was the result of a significant softening of demand in the North American passenger and light truck tire market late in the quarter and increased purchases during the first quarter of 2002 due to pent-up demand and purchases in advance of announced price increases that began to take effect in March 2002. The comparable quarterly performance also suffered in comparison to record second quarter sales achieved in 2001. Sales in the record quarter of 2001 were exceptionally high following the abatement of conditions that adversely impacted sales in the first quarter of 2001. These included abnormally high sales in the fourth quarter of 2000 resulting from the initial Firestone recall and advance buying ahead of a January 1, 2001 price increase.

The segment’s sales of passenger tires decreased by six percent in the second quarter of 2002 from the same period one year ago versus an industry-wide sales decrease of eight percent. Passenger tires account for approximately 80 percent of the United States replacement tire market. Sales of light truck tires increased by one percent in the second quarter of 2002 over the second quarter of 2001, while industry-wide sales in this category increased by four percent. Overall, the segment continued to increase its market share in the North American replacement tire market during the second quarter.

The segment’s sales increase for the six-month period of 2002 compared to 2001 was the result of the year over year increase achieved during the first quarter of 2002 in North America, which was due to improvements in market share, higher demand, and the fact that sales in the first quarter of 2001 were weak due to the factors described above. Sales of passenger tires increased five percent from the six-month period of 2001 versus an industry-wide decrease of two percent. Sales of light truck tires increased four percent in the first six months of 2002 over the comparable 2001 period, while industry-wide sales of light truck tires increased nearly five percent. Overall, the segment’s sales in the North American replacement tire market increased by more than four percent in the first six months of 2002 over the first six months of 2001, while industry-wide shipments declined by almost two percent.

Sales of the segment’s international operations increased four percent in the second quarter of 2002 from the comparable period of 2001. Approximately 50 percent of the increase was due to the foreign exchange impact of a weakened United States dollar in relation to the British pound. For the six-month period of 2002, sales of the segment’s international operations were unchanged from the comparable 2001 period. Sales of the segment’s commercial products operations in the second quarter and first six months of 2002 decreased five percent and three percent, respectively, from the comparable periods in 2001. Gains in the sales of radial medium truck tires were more than offset by declines in custom rubber mixing, inner tube and tread rubber sales, where very weak economic conditions continue to exist.

Operating Profit

The segment’s operating profit improved from $27 million in the second quarter of 2001 to $37 million in the second quarter of 2002. Operating profit for the first six months of 2002 was $80 million compared to $43 million in the same period of 2001. The absence in the second quarter and first six months of 2002 of the amortization of goodwill, class action defense costs, and restructuring expense accounted for $8 million and $12 million of the improvement, respectively.

Improvements in operating performance in North America were due primarily to lower raw material costs and price increases implemented during the third quarter of 2001 and first quarter of 2002. These improvements were partially offset by reduced sales volumes in the second quarter of 2002 and less favorable product mix.

Operating profit of the segment’s international operations improved in the second quarter and first six months of 2002, due primarily to lower raw material costs, improvements in production efficiencies and progress achieved on a strategic initiative commenced in 2000 to streamline the various product lines offered by its United Kingdom subsidiary to focus on higher-margin premium and performance tires.

Profitability of the segment’s commercial products operations also improved in the second quarter and first six months of 2002, due largely to the achievement of efficiencies arising from lower production costs as a result of the restructuring program implemented in 2001 and lower raw material costs. Higher sales volumes of radial medium truck tires also contributed to improved operating performance.

Outlook

The segment is cautiously optimistic that replacement tire sales will be one to three percent higher in the second half of the year than in the second half of last year, and that the segment’s sales improvement will be slightly higher than that of the overall industry.

The segment has had success over the past year in reducing its tire inventory levels and controlling operating expenses. Its continued ability to meet inventory reduction targets will assist it in reaching its asset utilization goals, even if customer demand is not as strong as originally expected. Raw material prices have begun to increase modestly, and year-over-year improvement in raw material costs will likely be less over the remainder of the year.

The segment’s commercial products operations, which manufacture truck tires and retread products, will benefit from any upturn in the general economy. The commercial trucking sector has been mired in recession for almost two years and initiatives to improve operating efficiencies and reduce costs have been and will continue to be critical to the success of the segment in the difficult environment in which it operates.

The Company has tentatively settled the numerous class action lawsuits pending against it involving its tires. Additional information about the lawsuits is included in the “Contingencies” section of this Management’s Discussion and Analysis.

The segment could begin to be impacted by the Transportation Recall Enhancement Accountability and Documentation Act (“TREAD Act”), which became law on November 1, 2000, by late 2002 or early in 2003. The TREAD Act and any regulations promulgated under the Act are applicable to all tire manufacturers and importers who sell tires in the United States, regardless of where such tires are manufactured. The Company continues to work with the Rubber Manufacturers’ Association in reviewing and preparing tire industry comments on the regulations being promulgated pursuant to the TREAD Act. The Company will continue to closely monitor these regulations and assess the potential financial impact on the Company as they become final and are implemented. At this time, neither the financial nor the operational impact of the legislation can be predicted with any certainty.

In an insurance market which is increasingly difficult, the costs of all types of insurance coverage is increasing. The Tire segment is also facing the likelihood of significant increases in the cost of its product liability insurance coverage beginning in the second quarter of 2003, and reductions in the scope of coverage. Given the increase in product liability litigation brought against tire manufacturers in the wake of the Firestone recalls, any reduction in the scope of the Company’s insurance coverage will adversely impact the segment’s costs over the longer term.

During the second quarter of 2002, the Company and Pirelli Tire Worldwide (“Pirelli”) restructured their agreement, in place since 1999. Pirelli will resume responsibility for the sales and customer service for the Pirelli brand in the United States. Cooper will continue to manufacture selected lines of Pirelli products for sale in the United States and manage logistics support for Pirelli in the United States. Both companies will investigate the possibility of Pirelli’s international group supplementing Cooper’s performance tire product offering by manufacturing selected ultra-high performance (“UHP”) sizes or lines. This transition is not expected to have a material impact on the segment’s operating results.

Automotive Segment

Overview

The Company’s Automotive segment provides parts to automotive original equipment manufacturers (“OEMs”) throughout the world. Light vehicle production in North America increased by approximately six percent in the second quarter of 2002 over the second quarter of 2001, as consumer demand continued to be strong during the quarter, in part due to improved general economic conditions and in part due to incentives offered by automobile manufacturers to customers in North America. Production in Europe and South America declined one percent and 21 percent, respectively, during the quarter from the comparable period in 2001. Light vehicle production in North America increased by 4.6 percent in the first six months of 2002 over the comparable period one year ago.

Notwithstanding the improvement in light vehicle sales which occurred during the quarter, the pricing environment remains difficult for automobile manufacturers, and as a result, they continue to seek price reductions from suppliers. Therefore, emphasis on continuous improvement, lean manufacturing, other cost reduction initiatives, and additional business is essential to achieving targeted financial results.

Sales

Sales of the Automotive segment were $429 million in the second quarter of 2002, an increase of 6.4 percent, or $25 million, from $404 million in the second quarter of 2001. Automotive segment sales for the first six months of 2002 were $815 million, an increase of 4.5 percent, or $35 million, from $780 million in the comparable period of 2001. The sales increases were the result of net new business, the increase in light vehicle production in North America from the levels of 2001, and specific increases on certain vehicles the production of which increased by a greater amount than the overall market. The segment was encouraged by the fact that sales increased in North America by an amount which exceeded the overall increase in North American light vehicle production for both the second quarter and first six months. The increases were partially offset by the decreases in light vehicle production in Europe and

South America, the impact of lower prices for certain of the segment’s products and the discontinuance of certain programs for which the segment provided products.

Operating Profit

Operating profit for the second quarter of 2002 was $44 million, an improvement of $20 million from the $24 million reported for the second quarter of 2001. For the six-month period, operating profit was $65 million in 2002, an increase of $31 million from $34 million generated during 2001. Results for the second quarter and first six months did not include the amortization of goodwill, which has been eliminated in accordance with new accounting standards. Results for the second quarter and first six months of 2001 would have been $4 million and $7 million higher, respectively, had goodwill not been amortized during 2001. In addition, restructuring costs of $368,000 and $1.8 million impacted operating profit for the second quarters of 2002 and 2001, respectively. Restructuring costs in the first six months of 2002 were $795,000 compared to $2.6 million in 2001.

The higher North American light vehicle production levels in the first six months of 2002, together with the impact of the segment’s restructuring, lean manufacturing, other cost reduction initiatives, and new business, were responsible for the higher operating profits reported by the segment. In addition, during the first six months of 2001, the segment was not able to adjust its cost structure for the significant reductions in light vehicle production levels which were then occurring and inefficiencies created by erratic scheduling resulting from the short lead times given by the OEMs in advance of frequent production curtailments. During the first six months of 2002, the segment was able to operate its facilities more efficiently as a result of more stable OEM production levels. The volume and operating cost efficiencies were partially offset by price reductions granted to the segment’s customers.

The segment’s business outside of North America was profitable in both the second quarter and first six months of 2002. Losses were recorded in both the second quarter and first six months of last year. The improvement was due to more efficient operations in both the sealing and fluid systems units in Europe. These improvements more than offset the continued effects of weak economic conditions in Brazil and Argentina and decreases in light vehicle production levels in Europe and South America.

Outlook

The performance of the Automotive segment over the remainder of 2002 is dependent upon several factors, including the overall level of light vehicle production, which is generally the most significant influence on the segment’s level of profitability. At present, projections are positive for vehicle production in North America over the remainder of the year, due to a somewhat encouraging economic outlook and aggressive incentives being offered by automakers serving the North American market. In Europe, sales are expected to be stable over the rest of the year.

Raw material prices have increased slightly in recent months, except for steel, the price of which has increased significantly in the United States as a result of the tariffs imposed on steel imports effective in the second quarter. The higher cost of steel is impacting margins in the segment’s NVH and fluid systems units in North America, but the segment does not expect that those increased costs will have a material adverse impact on the segment’s overall financial performance.

The segment has a significant amount of new business launching over the next 18 months. The ability of the segment to launch this new business efficiently is important to the segment’s ability to meet its profitability expectations for the fourth quarter of 2002 and into next year. In Europe, the segment continues to expect that, given stable economic conditions, it will improve its profitability in the second half of 2002 because of the growing efficiency of its operations and the impact of having fully implemented its restructuring plan. In South America, significant additional cost reductions are being implemented to adjust for dramatically weakened economic conditions. In addition, the segment’s largest customer in Brazil has experienced an erosion in its market share as new models offered by other vehicle manufacturers have captured increasing shares of the Brazilian market. The segment expects that it will be able to diversify its customer base to account for these changes in the market.

Company Summary

The Company currently expects it earnings per share for 2002 to be approximately $1.60 to $1.65. This expectation is based upon continued strong light vehicle production, successful product launches, a continuation of relatively low raw material costs in both the Tire and Automotive segments, and the other factors outlined in the “Outlook” sections under both the Tire and Automotive segment summaries. Earnings are expected to be higher in the fourth quarter than in the third, due to vacation shutdowns in July and August in the automotive industry in North America and Europe, and due to expectations that the economic recovery will strengthen in the fourth quarter.

Liquidity and Capital Resources

Net cash provided by operating activities was $187 million in the first six months of 2002, $123 million higher than the $64 million generated in the first six months of 2001. Changes in operating assets and liabilities in the first six months of 2002 resulted in the availability of $32 million of cash. During the first six months of 2001, changes in operating assets and liabilities from levels at December 31, 2000 consumed $54 million of cash.

Net cash used in investing activities during the first six months of 2002 reflects capital expenditures of $57 million, compared to $77 million in the comparable period of 2001. Capital expenditures in 2002 are expected to approximate $130 million to $140 million, primarily to support new automotive business launching in 2002 and 2003, advances in manufacturing technology and process improvements throughout the Company’s operations.

The Company sold various assets in the first six months of 2002, consisting primarily of closed facilities and an aircraft, and generated $7 million in cash. In the first six months of 2001, the Company sold various assets, including an aircraft and a tire distribution warehouse, for $9 million. Net cash used in investing activities during the first six months of 2001 also included the purchase of certain assets of Siebe’s subsidiary in India.

As a result of the repurchase of a portion of the Company’s public notes, the Company has been able to reduce its total debt by $84 million in the first six months of 2002. Dividends paid on the Company’s common shares in both the first six months of 2002 and 2001 were $15 million. During the first six months of 2002, the Company generated $12 million through the issuance of common shares from the exercise of stock options.

As of June 30, 2002, the Company was in compliance with the financial covenants contained in its credit agreements. At that date, the ratio of total indebtedness to total capitalization was 50.7 percent, under the definitions contained in the agreements. For the twelve months ended June 30, 2002, the fixed charge coverage ratio was 2.28 times, which was above the 1.5 times required under the agreement. There were no borrowings under the $250 million credit facility with a group of eight banks at June 30, 2002. At June 30, 2001, $141 million was outstanding under that facility.

The Company expects, given current business projections, that sufficient liquidity will be provided by cash flows from operations, the disposition of assets held for sale, its credit facilities and its loan arrangement secured by certain trade receivables to fund its obligations and commitments during the remainder of 2002. Among those commitments are scheduled maturities of notes related to financing the acquisition of The Standard Products Company. The total amount of those obligations, which come due in December 2002, is $131 million. The Company presently believes that this amount will be repaid without the need to make any additional borrowings. The Company’s additional borrowing capacity at June 30, 2002, consisting of its credit agreement with its bank group, its shelf registration, and other bank lines, is $477 million.

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

Preliminary judicial approval of the Settlement has been received. If final approval is received, the litigation will be fully resolved, unless appealed. There were 18 objectors to the Settlement. None objected to the structure of the Settlement, but only to the content, coverage and amount of attorney’s fees. A fairness hearing regarding the Settlement was held in the Superior Court of New Jersey, Middlesex County on January 29 and 30, 2002. The Court has not yet rendered its final decision as to the fairness of the Settlement.

On August 8, 2002, the Company settled a products liability lawsuit brought against it by Johnnie McGill et al in Jackson (Hinds County), Mississippi. During the course of discovery proceedings in this lawsuit, the Circuit Court Judge entered a sanction order against the Company, sanctioning the Company $10,000 for failing to follow one of the judge’s orders. The Company is going to appeal the sanction order, as the Company does not believe it failed to follow the judge’s order. The settlement of this case is not expected to have a material adverse effect on the Company’s results of operations.

The Company is also a defendant in the ordinary course of business in unrelated product liability, commercial and other actions in Federal and state courts throughout the United States in which plaintiffs assert monetary damages. If the plaintiffs in certain of those actions recovered the damages sought, the impact could be material to the Company’s results of operations, cash flows, or financial position. The Company does not presently believe, however, that it is likely that its aggregate liability in these actions will be material to its results of operations, cash flows or financial position.

New Accounting Standards

For a discussion of recent accounting pronouncements and their impact on the Company, see note five to the financial statements.

Forward-Looking Statements

This report, and in particular the “Outlook” and “Liquidity and Capital Resources” sections, contain “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding projections and expectations for future financial performance, which involve uncertainty and risk. The Company cautions that although such forward-looking statements are based on assumptions that it believes are reasonable, the assumptions are subject to various risks and actual results may differ materially from what is stated in this report. Among the factors that may cause the

Company’s future financial performance to differ materially from those projections or expectations are the following, which include, but are not limited to: changes in economic and business conditions in the world, including economic and political changes in international markets and countries over which the Company has no control, increased competitive activity, the failure to achieve expected sales levels, the failure to reach acceptable agreements with the Company’s automotive customers regarding price reductions, consolidation among the Company’s competitors and customers, technology advancements, unexpected costs and charges, fluctuations in raw material and energy prices and the unavailability of raw materials and energy sources, government regulatory initiatives, including the proposed regulations under the TREAD Act, the cyclical nature and overall health of the global automotive industry, the loss of a major customer or program, risks associated with new vehicle launches, the failure to achieve the savings anticipated from the announced restructuring plans, the risks to the economy associated with external events, including those resulting from the events of September 11, 2001 and the impact on the economy of similar events which may occur in the future, litigation brought against the Company, the inability to obtain insurance coverage sufficient to cover the principal risks to the Company, and other unanticipated events and conditions. In addition, it is possible that the Company will fail to obtain final approval of the settlement of class action litigation which has been described under “Contingencies” herein.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in market risk at June 30, 2002 from that detailed in the Company’s Annual Report on Form 10-K filed with the U. S. Securities and Exchange Commission for the year ended December 31, 2001.

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

Preliminary judicial approval of the Settlement has been received. If final approval is received, the litigation will be fully resolved, unless appealed. There were 18 objectors to the Settlement. None objected to the structure of the Settlement, but only to the content, coverage and amount of attorney’s fees. A fairness hearing regarding the Settlement was held in the Superior Court of New Jersey, Middlesex County on January 29 and 30, 2002. The Court has not yet rendered its final decision as to the fairness of the Settlement.

On August 8, 2002, the Company settled a products liability lawsuit brought against it by Johnnie McGill et al in Jackson (Hinds County), Mississippi. During the course of discovery proceedings in this lawsuit, the Circuit Court Judge entered a sanction order against the Company, sanctioning the Company $10,000 for failing to follow one of the judge’s orders. The Company is going to appeal the sanction order, as the Company does not believe it failed to follow the judge’s order. The settlement of this case is not expected to have a material adverse effect on the Company’s results of operations.

The Company is also a defendant in the ordinary course of business in unrelated product liability, commercial and other actions in Federal and state courts throughout the United States in which plaintiffs assert monetary damages. If the plaintiffs in certain of those actions recovered the damages sought, the impact could be material to the Company’s results of operations, cash flows, or financial position. The Company does not presently believe, however, that it is likely that its aggregate liability in these actions will be material to its results of operations, cash flows or financial position.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company’s Annual Meeting of Stockholders was held on May 7, 2002.

(b)	All of the nominees for directors, as listed below under (c) and on page 2 of the Company’s Proxy Statement dated March 27, 2002, were elected. The following directors have terms of office which continued after the meeting.

Arthur H. Aronson	Thomas A. Dattilo

John F. Meier	Byron O. Pond

John H. Shuey

(c)	A description of each matter voted upon at that meeting is contained on pages 2 and 6 through 7 of the Company’s Proxy Statement dated March 27, 2002, which pages are incorporated herein by reference.

The number of votes cast by common stockholders with respect to each matter is as follows:

Election of directors

	Term	Affirmative	Withheld
	Expiration	Votes	Votes

Edsel D. Dunford	2005	66,075,603	1,649,500

Dennis J. Gormley	2005	65,979,620	1,745,483

John F. Fiedler	2005	64,898,573	2,826,530

Proposal to approve and adopt the Non-Employee Directors Stock Option. The votes that had been submitted on the proposal were as follows:

Affirmative Votes	60,431,388

Negative Votes	6,724,853

Abstentions	568,858

Item 6 (a.) EXHIBITS

(99)	Certification of Thomas A. Dattilo, Chief Executive Officer, and Philip G. Weaver, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 6 (b.) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 2002.

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

August 9, 2002 (Date)