Form 10-Q
period 2002-09-30
COOPER TIRE & RUBBER CO
filed 2002-11-12
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Yes ☒  No ☐

Number of shares of common stock of registrant outstanding
at October 31, 2002: 73,551,858

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2001	2002
	(Note 1)	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$71,835	$180,129
Accounts receivable, less allowances of $13,159 in 2001 and $16,290 in 2002	497,180	519,507
Inventories at lower of cost (last-in,first-out) or market:
Finished goods	207,484	203,083
Work in process	32,838	34,337
Raw materials and supplies	66,156	61,675

	306,478	299,095
Prepaid expenses, deferred income taxes and assets held for sale	76,604	59,958

Total current assets	952,097	1,058,689
Property, plant and equipment — net	1,206,074	1,173,291
Goodwill, net of accumulated amortization of $33,199 in 2001 and 2002	427,895	427,895
Intangibles, net of accumulated amortization of $14,698 in 2001 and $17,289 in 2002, and other assets	178,184	179,869

	$2,764,250	$2,839,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$15,875	$17,323
Accounts payable	191,802	209,153
Accrued liabilities	222,503	257,149
Income taxes	564	256
Current portion of long-term debt	217,161	128,942

Total current liabilities	647,905	612,823
Long-term debt	882,134	899,164
Postretirement benefits other than pensions	197,757	207,233
Other long-term liabilities	106,202	110,728
Deferred income taxes	20,012	20,179
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 83,903,845 shares issued in 2001 and 84,855,758 shares issued in 2002	83,904	84,856
Capital in excess of par value	4,658	18,909
Retained earnings	1,103,080	1,168,343
Cumulative other comprehensive loss	(84,390)	(85,479)

	1,107,252	1,186,629
Less: 11,303,900 common shares in treasury at cost	(197,012)	(197,012)

Total stockholders’ equity	910,240	989,617

	$2,764,250	$2,839,744

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2001	2002

Net sales	$791,458	$839,277
Cost of products sold	680,752	729,500

Gross profit	110,706	109,777
Class action costs	60,855	—
Restructuring	2,747	1,915
Amortization of goodwill	3,875	—
Selling, general and administrative	51,866	53,096

Operating profit (loss)	(8,637)	54,766
Interest expense	22,349	18,718
Other — net	370	(873)

Income (loss) before income taxes	(31,356)	36,921
Provision (credit) for income taxes	(11,844)	13,661

Net income (loss)	(19,512)	23,260
Other comprehensive gain (loss):
Currency translation adjustment	(413)	(7,113)
Unrealized net gains on derivative instruments	264	2,612

Comprehensive income (loss)	$(19,661)	$18,759

Basic earnings (loss) per share	$(0.27)	$0.32

Diluted earnings (loss) per share	$(0.27)	$0.31

Weighted average number of shares outstanding (000’s):
Basic	72,565	73,534

Diluted	72,565	74,354

Dividends per share	$0.105	$0.105

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2001	2002

Net sales	$2,378,112	$2,488,329
Cost of products sold	2,049,919	2,116,486

Gross profit	328,193	371,843
Class action costs	71,637	—
Restructuring	5,819	2,882
Amortization of goodwill	11,706	—
Selling, general and administrative	173,731	174,031

Operating profit	65,300	194,930
Interest expense	69,003	57,289
Other — net	(7,412)	(2,597)

Income before income taxes	3,709	140,238
Provision for income taxes	1,235	51,888

Net income	2,474	88,350
Other comprehensive gain (loss):
Currency translation adjustment	(17,433)	116
Unrealized net gains (losses) on derivative instruments	458	(1,205)

Comprehensive income (loss)	$(14,501)	$87,261

Basic earnings per share	$0.03	$1.21

Diluted earnings per share	$0.03	$1.19

Weighted average number of shares outstanding (000’s):
Basic	72,551	73,251

Diluted	72,602	74,128

Dividends per share	$0.315	$0.315

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
(UNAUDITED)
(Dollar amounts in thousands)

	2001	2002

Operating activities:
Net income	$2,474	$88,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	126,656	129,598
Class action settlement agreement	54,623	—
Amortization of goodwill and other intangibles	15,536	3,496
Deferred income taxes	338	1,285
Changes in operating assets and liabilities:
Accounts receivable	(13,093)	(21,785)
Inventories	(28,754)	9,955
Prepaid expenses	(18,624)	16,818
Accounts payable	21,440	16,351
Accrued liabilities	17,578	45,631
Other liabilities	(27,710)	(694)

Net cash provided by operating activities	150,464	289,005
Investing activities:
Property, plant and equipment	(106,073)	(93,480)
Acquisition of businesses	(7,239)	(721)
Proceeds from the sale of assets	8,696	9,344

Net cash used in investing activities	(104,616)	(84,857)
Financing activities:
Issuance of debt	180,686	21,445
Payment on debt	(228,952)	(104,560)
Payment of dividends	(22,854)	(23,087)
Issuance of common shares	374	12,862

Net cash used in financing activities	(70,746)	(93,340)
Effects of exchange rate changes on cash	(423)	(2,514)

Changes in cash and cash equivalents	(25,321)	108,294
Cash and cash equivalents at beginning of period	45,795	71,835

Cash and cash equivalents at end of period	$20,474	$180,129

Cash payments for interest	$56,061	$52,904

Cash payments for income taxes	$23,655	$56,694

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Certain amounts for 2001 have been restated to conform to 2002 presentations.

2.	The following table details information on the Company’s operating segments.

	Three months ended		Nine months ended
	September 30		September 30

	2001	2002	2001	2002

Revenues from external customers:
Tire Group	$461,757	$464,401	$1,283,430	$1,311,470
Automotive Group	335,914	381,477	1,116,325	1,196,871
Eliminations	(6,213)	(6,601)	(21,643)	(20,012)

Net sales	$791,458	$839,277	$2,378,112	$2,488,329

Segment profit (loss):
Tire Group	$(9,276)	$27,367	$33,455	$107,708
Automotive Group	52	27,424	33,982	92,911
Unallocated corporate charges and eliminations	587	(25)	(2,137)	(5,689)

Operating profit (loss)	(8,637)	54,766	65,300	194,930
Interest expense	22,349	18,718	69,003	57,289
Other — net	370	(873)	(7,412)	(2,597)

Income (loss) before income taxes	$(31,356)	$36,921	$3,709	$140,238

3.	The Company is continuing its efforts to sell certain facilities in North America and Europe as part of its restructuring efforts. At September 30, 2002, assets of $24,170 were classified as assets held for sale with sales agreements in place on several properties.

4.	The Company has an accrual for employee separation and other exit costs relating to a plan for the reorganization and closing of certain manufacturing facilities in Europe and the closure of its automotive sealing plant in Kittanning, Pennsylvania. At June 30, 2002, these initiatives had been completed and the reserve was reduced to zero. The following summarizes the activity for these initiatives since December 31, 2001:

	Employee	Other
	Separation	Exit
	Costs	Costs	Total

Accrual at 12/31/01	$1,000	$—	$1,000
Cash payments	(140)	(260)	(400)
Adjustment to reserve	(860)	260	(600)

Accrual at 9/30/02	$—	$—	$—

During the first nine months of 2002, the Company continued its restructuring efforts in order to improve efficiencies and reduce costs throughout its worldwide operations. Under a restructuring plan announced in the fourth quarter of 2000, approximately 1,100 employees have been targeted for separation. During the first nine months of 2002, 144 employees were terminated, bringing the total to 944 as of September 30, 2002. The majority of the initiatives have been completed and it is now estimated there are 63 employees remaining to be separated. The following table summarizes the activity for these initiatives since December 31, 2001:

	Employee	Other
	Separation	Exit	Asset
	Costs	Costs	Write-offs	Total

Accrual at 12/31/01	$8,900	$1,400	$—	$10,300
Cash payments	(3,400)	(1,400)	—	(4,800)
Asset write-offs	—	—	(700)	(700)
Adjustment to reserve	(1,500)	300	700	(500)

Accrual at 9/30/02	$4,000	$300	$—	$4,300

In the fourth quarter of 2001, the Company announced a restructuring plan to improve efficiencies and reduce costs in its North American operations. Under this plan approximately 385 employees were targeted for separation. During the first nine months of 2002, 315 employees were separated, bringing the total to 348 as of September 30, 2002. There are now 18 employees remaining to be separated and the Company expects to complete this plan by the fourth quarter of 2002. The following table summarizes the activity in the accrual account since December 31, 2001:

	Employee	Other
	Separation	Exit	Asset
	Costs	Costs	Write-offs	Total

Accrual at 12/31/01	$4,000	$600	$—	$4,600
Cash payments	(1,800)	(500)	—	(2,300)
Asset write-offs	—	—	(1,000)	(1,000)
Adjustment to reserve	(2,100)	900	1,000	(200)

Accrual at 9/30/02	$100	$1,000	$—	$1,100

The restructuring costs of $2.9 million included in the Consolidated Statement of Income for the first nine months of 2002 include the losses on facility sales associated with the fourth quarter 2000 initiative and non-accruable costs in Europe, administrative locations in North America and a production facility in Mexico.

5.	Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Purchased goodwill and indefinite-lived intangible assets were no longer amortized as of that date, but will be tested for impairment annually. The Company also reevaluated its intangible assets and determined that any changes in their useful lives were not material to the results of its operations. At September 30, 2002, unamortized purchased goodwill was approximately $428,000 (Tire segment $45,000 and Automotive segment $383,000). Pursuant to SFAS No. 142, the Company completed its test for goodwill impairment during the second quarter 2002 and no impairment was indicated. For the three months ended September 30, 2001, the Company’s reported net loss and basic and diluted loss per share were $19,512 and $.27, respectively. When adjusted for the non-amortization provisions of SFAS No. 142, the reported net loss and basic and diluted loss per share would have been $15,637 and $.21, respectively. For the nine months ended September 30, 2001, the Company’s reported net income and basic and diluted earnings per share were $2,474 and $.03, respectively. When adjusted for the non-amortization provisions of SFAS No. 142, the reported net income and basic and diluted earnings per share would have been $14,180 and $.20, respectively.

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

6.	The Company had pending against it 32 separate class action lawsuits and two individual lawsuits with similar allegations filed in 30 separate state courts, plus the Commonwealth of Puerto Rico. One of the class action lawsuits purported to represent a national class. The lawsuits, all of which were filed under the auspices of the same group of plaintiffs’ attorneys, asserted claims under the respective states’ consumer protection and deceptive trade practices statutes, and comparable commercial law and other theories. They alleged that the Company used certain materials and procedures in its process of manufacturing steel-belted radial tires which could have rendered a portion of the tires unsafe, and failed to disclose those practices to purchasers of its tires. The suits were brought on behalf of all persons (excluding those who have sustained personal injury and/or property damage as a result of the alleged unlawful practices) in the respective states who purchased steel-belted radial tires manufactured by the Company from 1985 to the present, and still retain those tires. The lawsuits generally sought, on behalf of each class member, relief sufficient to secure replacement of their tires, statutory, compensatory and punitive damages, costs and attorneys’ fees.

On October 26, 2001, the Company entered into a Stipulation of Settlement and Release of all of the class action lawsuits, without any admission of liability, resulting in a charge of $54.6 million ($33.9 million net of tax). Prior to settlement, $17.6 million of legal and professional and tire storage costs were incurred related to the class action litigation. According to the terms of the Stipulation of Settlement and Release, the Company will provide (i) a five-year Enhanced Warranty Program offering a free replacement tire for an Adjustable Separation on an Eligible Cooper Tire or an alternative dispute resolution system; (ii) some modifications to final tire inspections; and (iii) a consumer education program to promote tire safety. In addition, the Company has agreed to pay plaintiffs’ legal expenses as part of the settlement. Out of potentially millions of class members, only 156 chose to opt out of the Settlement. Those who opted out can pursue any legal rights they may have against the Company in separate individual lawsuits. Because of the nature of the relief available to an individual plaintiff under the statutes implicated in this litigation, the likelihood that any such action will result in a judgment that would have a material adverse effect on the Company’s cash flow, results of operations or financial condition is extremely remote.

Final judicial approval of the Settlement was received on September 13, 2002. No appeal of that approval was filed within the 45-day appeal period following the date on which approval was granted. As such, the Company considers this litigation to be fully resolved.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Consolidated Results of Operations

Consolidated net sales for the three-month period ended September 30, 2002 were $839 million, an increase of $48 million, or six percent, from sales in the third quarter of 2001. Sales in the Automotive segment increased 13.6 percent due to strong North American light vehicle production and new business while sales in the Tire segment increased slightly in a very soft replacement tire market in North America. For the nine-month period ended September 30, 2002, consolidated net sales were $2.5 billion, an increase of $110 million, or 4.6 percent, from sales in the first nine months of 2001. Increases occurred in both the Automotive and Tire segments, resulting from strong light vehicle production in North America and Europe, new business, and market share increases in the replacement tire market. The impact of foreign currency translation on net sales for the third quarter and first nine months of 2002 was favorable by approximately $9 million and $4 million, respectively.

Operating profit was $54.8 million in the third quarter of 2002 versus an operating loss of $8.6 million in the third quarter of 2001, net income was $23.3 million versus a net loss of $19.5 million in the third quarter of 2001, and basic earnings per share were 32 cents (31 cents on a diluted basis) compared to a loss per share of 27 cents (on both a basic and diluted basis) in the third quarter of 2001. When results for the third quarter of 2001 are adjusted to eliminate the impact of goodwill amortization and class action settlement and defense costs, neither of which impacted results in 2002, operating profit was $56.1 million, net income was $22.2 million, and basic and diluted earnings per share were 31 cents. For the nine-month periods ended September 30, operating profit was $194.9 million in 2002 versus $65.3 million in 2001, net income was $88.4 million in 2002 versus $2.5 million in 2001, and basic earnings per share were $1.21 in 2002 ($1.19 on a diluted basis) versus three cents (on both a basic and diluted basis) in 2001. For the first nine months of 2001, when adjusted to eliminate the impact of goodwill amortization and class action settlement and defense costs, operating profit was $148.6 million, net income was $58.7 million, and adjusted basic and diluted earnings per share were 81 cents. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002 which eliminated the amortization of goodwill and intangible assets with indefinite lives. Virtually all of the impact of this change occurred in the Automotive segment.

Selling, general, and administrative expenses were $53 million for the third quarter of 2002 compared to $52 million in 2001. In 2002, these expenses were 6.3 percent of net sales compared to 6.6 percent in 2001. Such expenses for the first nine months of both 2002 and 2001 were $174 million. These expenses amounted to 7.0 percent of net sales in 2002 and 7.3 percent of net sales in 2001. Savings resulting from employment reductions implemented early in 2002 in the Automotive segment accounted for much of the improvement in expenses as a percentage of net sales from the first nine months of 2001.

Interest expense was $19 million in the third quarter of 2002, compared to $22 million in the same period of 2001. During the first nine months of 2002, interest expense was $57 million versus $69 million in 2001. The decreases in 2002 reflect the repayment of debt and lower interest rates.

Other income at $873,000 for the third quarter of 2002 increased from a $370,000 expense in 2001 primarily due to lower foreign currency losses in 2002 compared to 2001. Other income for the nine-month period ended September 30 was $2.6 million in 2002 versus $7.4 million in 2001. The decrease is primarily attributable to premium costs of $2.7 million incurred in connection with the repurchase of portions of the Company’s public notes during 2002 and a reduction of $2.3 million in gains on the sales of assets in 2002 compared to 2001.

The Company’s effective income tax rate of 37.0 percent for both the third quarter and first nine months of 2002 is lower than the 37.3 percent rate reported for the comparable periods of 2001. The decrease is primarily due to the elimination of the amortization of non-deductible goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and global tax planning. Partially offsetting this rate reduction were increases due to valuation allowance reserves for deferred tax assets arising from losses in certain of the Company’s foreign operations.

Tire Segment

Overview

Sales of passenger car and light truck replacement units in the U. S. market by members of the Rubber Manufacturers Association (“RMA”), which comprises virtually all of the largest tire companies in the world, decreased in the third quarter of 2002 by approximately seven percent from levels in the third quarter of 2001. For the nine months ended September 30, such sales decreased approximately four percent. These figures include both tires manufactured and sold in the United States and tires imported into the United States. The Company believes that sales into the U. S. market by non-RMA members, which consist primarily of smaller manufacturers which produce in countries outside the United States, increased by approximately 60 percent during the quarter, from 2.8 million units in 2001 to 4.5 million units in 2002, and approximately 66 percent during the first nine months of the year, from 8 million units in 2001 to 13.3 million units in 2002. Sales by RMA members comprised in excess of 90 percent of the total U. S. replacement tire market in both the third quarter and first nine months of 2002.

The sales declines were due to generally weak economic conditions, as well as sales levels in the third quarter of last year that were boosted by Ford’s 2001 initiative to replace certain Firestone tires. Penetration of the U. S.

replacement tire market by foreign-produced products continued to increase during the quarter.

Sales

Sales of the Tire segment were $464 million in the third quarter of 2002, an increase of $2 million, or less than one percent, from $462 million in the third quarter of 2001. Tire unit sales for the third quarter decreased more than one percent from the comparable period in 2001. Sales for the first nine months of 2002 were $1.31 billion, an increase of two percent, or $28 million, from $1.28 billion for the first nine months of 2001. Tire unit sales for the first nine months of 2002 increased almost three percent from the first nine months of 2001. The segment’s positive performance vis-a-vis the performance of the industry as a whole was due in part to increased market penetration by the segment and in part to the impact of last year’s Ford initiative to replace certain Firestone tires, in which the segment did not participate to the same extent as some other tire manufacturers.

The segment’s unit sales of passenger tires decreased by 2.5 percent in the third quarter of 2002 from the same period one year ago. Passenger tires account for approximately 80 percent of the United States replacement tire market. Unit sales of light truck tires increased by six percent in the third quarter of 2002 over the third quarter of 2001. The segment’s unit sales performance for both passenger and light truck tire outpaced industry-wide performance.

The segment’s sales increase for the nine-month period of 2002 compared to 2001 was the result of the year-over-year increase achieved during the first quarter of 2002 in North America, which was due to improvements in market share and weak sales in the first quarter of 2001, following strong sales which occurred in the fourth quarter of 2000 after the announcement of price increases which were scheduled to take effect on January 1, 2001. Unit sales of passenger tires in the first nine months of 2002 increased two percent from the nine-month period of 2001, while unit sales of light truck tires increased five percent in the first nine months of 2002 over the comparable 2001 period. The segment’s passenger tire sales increase outperformed overall industry performance, while the improvement in light truck tires was slightly less than that reported by the industry as a whole. Overall, the segment’s unit sales in the North American replacement tire market increased by 2.6 percent in the first nine months of 2002 over the first nine months of 2001, which exceeded industry-wide shipments. Participation by other manufacturers in Ford’s 2001 initiative to replace certain Firestone tires to a greater extent than the segment’s participation partially accounts for the segment’s improvement in market share during 2002.

Sales of the segment’s international operations increased 11 percent in the third quarter of 2002 from the comparable period of 2001. Approximately one-half of the increase was due to the foreign exchange impact of a weakened United States dollar in relation to the British pound. For the nine-month period of 2002, sales of the segment’s international operations increased four percent from the comparable 2001 period. One-half of this increase can be attributed to the foreign exchange impact of a weakened United States dollar in relation to the British pound. Sales of the segment’s commercial products operations in the third quarter and first nine months of 2002 decreased more than one percent and more than two percent, respectively, from the comparable periods in 2001. Gains in the sales of radial medium truck tires were more than offset by declines in custom rubber mixing, inner tube and tread rubber sales, where very weak economic conditions in the commercial transportation industry continue to exist.

Operating Profit

The segment’s operating profit improved from an operating loss of $9.3 million in the third quarter of 2001 to $27.4 million in the third quarter of 2002. In the third quarter of 2001, the Company recorded a provision of $54.6 million to reflect the tentative settlement of the class action lawsuits brought against the Company. When adjusted to eliminate the impact of goodwill amortization and class action settlement and defense costs, operating profit in the third quarter of 2001 was $52 million. Operating profit for the first nine months of 2002 was $107.7 million compared to $33.5 million in the same period of 2001. When adjusted to eliminate the impact of goodwill amortization and class action settlement and defense costs, operating profit for the first nine months of 2001 was $106.3 million.

Operating performance in North America in the third quarter of 2002 was adversely impacted by several factors — 1) a less favorable product and customer mix as a greater percentage of the segment’s sales for the quarter resulted from shipments of opening price point tires to lower margin customers, adversely impacting operating profit by about $10 million, 2) a significant increase in raw material costs, especially natural rubber and petroleum-based materials, adversely impacting operating profit by $5 million, 3) operating inefficiencies resulting from the implementation of manufacturing initiatives directed toward improving the segment’s longer-term performance, which affected operating profit by about $5 million, and 4) product liability costs, which increased by almost $3 million. Performance in the third quarter of 2001 benefited from the reversal of certain incentive-based accruals to a greater extent than has occurred this year. Operating performance for the first nine months of 2002 improved over the same period in 2001 due to the increase in sales and lower raw material costs. Raw material costs in 2001 were higher early in the year and dropped in the third quarter, whereas in 2002 the opposite was the case. Partially offsetting these factors was a less favorable product and customer mix and less efficient plant operations.

Operating profit of the segment’s international operations improved in the third quarter and first nine months of 2002, due primarily to continued improvement in customer and product mix through sales of higher-margin premium and performance tires and a shift to higher margin channels of distribution.

Profitability of the segment’s commercial products operations also improved in the third quarter and first nine months of 2002, due largely to the achievement of efficiencies resulting from the restructuring program implemented in 2001. Higher sales volumes of radial medium truck tires also contributed to improved operating performance.

Outlook

The segment anticipates that the replacement tire market will remain soft in the fourth quarter of 2002. It also expects that raw material prices will be higher than in the fourth quarter of 2001, and higher than in the third quarter of 2002. As a result, improvements in production efficiency are essential to obtaining improvements in operating profit. Therefore, the focus of the segment’s efforts to improve short-term profitability will involve measures to rectify the production inefficiencies that impacted results in the third quarter. In addition, the segment has announced a price increase on all brands of light truck and certain passenger tires effective December 1, 2002. The price increase will average approximately five percent.

On October 29, 2002, the time period for appealing the approval of the settlement of the class action litigation expired with no appeal being filed. The Company is beginning the implementation of the settlement. For further information concerning this litigation, see the “Legal Proceedings” section of this Report on Form 10-Q.

The segment expects to be impacted by the Transportation Recall Enhancement Accountability and Documentation Act (“TREAD Act”), which became law on November 1, 2000. The TREAD Act and any regulations promulgated under the Act are applicable to all tire manufacturers and importers who sell tires in the

United States, regardless of where such tires are manufactured. The Company continues to work with the Rubber Manufacturers Association in reviewing and preparing tire industry comments on the regulations being promulgated pursuant to the TREAD Act. The Company will continue to closely monitor these regulations and assess the potential financial impact on the Company as they become final and are implemented. At this time, neither the financial nor the operational impact of the legislation, nor the precise timing of any impact, can be predicted with certainty.

The Tire segment is facing significant increases in the cost of its product liability insurance coverage beginning in the second quarter of 2003, and possibly significant reductions in the scope of coverage. Given the increase in product liability litigation brought against tire manufacturers in the wake of the Firestone recalls, any reduction in the scope of the Company’s insurance coverage will adversely impact the segment’s costs. The Company is presently examining ways to maintain the present scope of its coverage.

Automotive Segment

Overview

The Company’s Automotive segment provides parts to automotive original equipment manufacturers (“OEMs”) throughout the world. Light vehicle production in North America increased by more than nine percent in the third quarter of 2002 over the third quarter of 2001, as consumer demand continued to be strong, in part due to incentives which continue to be offered by automobile manufacturers. Production in Europe was flat during the third quarter versus the same period of 2001 and production in South America declined year-over-year by nearly 11 percent. Light vehicle production in North America increased approximately seven percent in the first nine months of 2002 over the comparable period one year ago.

Notwithstanding the improvement in light vehicle sales which occurred during the quarter, the pricing environment remains difficult for automobile manufacturers, and as a result, they continue to seek price reductions from suppliers. Therefore, emphasis on continuous improvement, lean manufacturing and other cost reduction initiatives is essential to achieving targeted financial results.

Sales

Sales of the Automotive segment were $381 million in the third quarter of 2002, an increase of more than 13 percent, or $45 million, from $336 million in the third quarter of 2001. For the first nine months of 2002, sales were $1.2 billion, an increase of 7.2 percent, or $81 million, from $1.1 billion in the comparable period of 2001. Sales increases in North America for the third quarter and the first nine months of 2002 of $29 million and $70 million, respectively, were the result of the increases in light vehicle production and the impact of net new business that has come on line during the past year. The third quarter sales improvement in the segment’s international operations of approximately $16 million was due primarily to the impact of new business launched over the past year, especially the Ford B-car program, and to a lesser extent, the favorable impact of currency translation adjustments. For the first nine months of the year, sales of the segment’s international operations increased by approximately $11 million. The increase was equally attributable to the impact of new business and the favorable impact of foreign currency adjustments.

Operating Profit

Operating profit for the third quarter of 2002 was $27.4 million, a significant improvement from the breakeven level achieved in the third quarter of 2001. For the nine-month period, operating profit was $92.9 million in 2002, an increase of $58.9 million from $34 million generated during 2001. Results for the third quarter and first nine months of 2002 did not include the amortization of goodwill, which has been eliminated in accordance with new accounting standards. Results for the third quarter and first nine months of 2001 would have been $3.5 million and $10.5 million higher, respectively, had goodwill not been amortized during 2001. In addition, restructuring costs of $1.9 million and $2.3 million impacted operating profit for the third quarters of 2002 and 2001, respectively. Restructuring costs in the first nine months of 2002 were $2.7 million compared to $4.9 million in 2001.

The higher North American light vehicle production levels in the third quarter of 2002 were responsible for almost half of the improvement in operating profit reported by the segment. The remainder was due to the impact of the segment’s restructuring, lean manufacturing and other cost reduction initiatives and to a lesser extent, increased volume resulting from new business. In addition, during the first few months of 2001, the segment was not able to adjust its cost structure for the significant reductions in light vehicle production levels which were then occurring and inefficiencies created by erratic scheduling resulting from the short lead times given by the OEMs in advance of frequent production curtailments. During the first nine months of 2002, the segment was able to operate its facilities more efficiently as a result of more stable OEM production levels. The volume and operating cost efficiencies were partially offset by price reductions granted to the segment’s customers.

The segment’s business outside of North America was profitable in both the third quarter and first nine months of 2002. Losses were recorded in both the third quarter and first nine months of last year. The improvement was due to more efficient operations in both the sealing and fluid systems units in Europe, as efforts to reduce the cost structure of the segment’s European operations through the restructuring initiatives implemented over the past two years are favorably impacting results. These improvements more than offset the continued effects of weak economic conditions affecting the segment’s Brazilian operations.

Outlook

The performance of the Automotive segment over the remainder of 2002 will depend primarily on the overall level of light vehicle production. At present, projections are generally positive for vehicle production in North America over the remainder of the year, due in part to the fact that significant incentives will continue to be offered to purchasers of new vehicles in the United States. In Europe, sales are expected to be stable over the rest of the year.

Although raw material prices in the aggregate have increased only slightly during 2002, the price of steel has increased significantly in the United States as a result of the tariffs imposed on steel imports effective in the second quarter. The higher cost of steel is impacting margins in the segment’s NVH and, to a lesser extent, fluid systems units in North America, but the segment does not expect that those increased costs will have a material adverse impact on the segment’s overall financial performance in the fourth quarter of 2002.

Although the segment has reported excellent results over the first nine months of 2002, several issues of potential significance will be addressed in the fourth quarter and beyond. First, the segment has a significant amount of new business launching over the next year, mostly in North America. The segment’s ability to launch this new business efficiently is important to meeting its profitability expectations for the fourth quarter of 2002 and into next year. Second, significant additional cost reductions in South America are being implemented to adjust for dramatically weakened economic conditions and reductions in the market share of its largest customer in Brazil. Third, the NVH business is under increasing pressure from low-priced imports provided by Asian suppliers and will be examining ways to address this potential competitive threat. Fourth, the difficult competitive environment faced by the segment’s original automobile equipment customers will mean continuing demand for lower pricing, requiring the segment to continue its relentless pursuit of further efficiencies and cost reductions.

Company Summary

The Company currently expects it basic earnings per share for 2002 to be approximately $1.48 to $1.53 ($1.46 to $1.51 on a diluted basis). This expectation is predicated upon continued strong light vehicle production, continued softness in the replacement tire market, rising raw material costs, especially for the Tire segment, successful product launches and the other factors outlined in the “Outlook” sections under both the Tire and Automotive segment summaries.

Liquidity and Capital Resources

Net cash provided by operating activities was $289 million in the first nine months of 2002, $139 million higher than the $150 million generated in the first nine months of 2001. Changes in operating assets and liabilities in the first nine months of 2002 resulted in the availability of $66 million of cash. During the first nine months of 2001, changes in operating assets and liabilities from levels at December 31, 2000 consumed $49 million of cash. The most significant contributors to this improvement in changes in operating assets and liabilities were the inventory reduction initiative in the Tire segment, which contributed $39 million, and the timing of certain income tax obligations, which contributed $35 million.

Net cash used in investing activities during the first nine months of 2002 reflects capital expenditures of $93 million, compared to $106 million in the comparable period of 2001. Capital expenditures in 2002 are expected to approximate $130 million, primarily to support new automotive business launching in 2002 and 2003, advances in manufacturing technology and process improvements throughout the Company’s operations.

The Company sold various assets in the first nine months of 2002, consisting primarily of closed facilities and an aircraft, generating $9 million in cash. In the first nine months of 2001, the Company sold various assets, including an aircraft and a tire distribution warehouse, also for $9 million. Net cash used in investing activities during the first nine months of 2002 included the acquisition of certain assets of the retread business of Teknor Apex Company, a manufacturer of rubber-based products. In 2001 the Company acquired certain assets of the tire retread business of The Hercules Tire & Rubber Company and purchased certain assets of Siebe’s subsidiary in India.

As a result of the repurchase of a portion of the Company’s public notes, the Company has been able to reduce its total debt by $87 million in the first nine months of 2002. Dividends paid on the Company’s common shares in both the first nine months of 2002 and 2001 were $23 million. During the first nine months of 2002, the Company generated $13 million through the issuance of common shares from the exercise of stock options.

Effective September 1, 2002, the Company increased its revolving credit facility with a consortium of eleven banks from $250 to $350 million, upon substantially the same terms and conditions as applied to the previous facility. As of September 30, 2002, the Company was in compliance with the financial covenants contained in that facility and its other credit agreements. At that date, the ratio of total indebtedness to total capitalization was 50.4 percent under the definitions contained in the agreements. The agreements allow the Company to maintain a total debt to total capitalization ratio of 60 percent through December 31, 2002 and 55 percent thereafter, and permit the exclusion of the impact of the cumulative currency translation adjustment recorded in equity from the total debt to total capitalization measurement. For the twelve months ended September 30, 2002, the fixed charge coverage ratio was 2.44 times, which was above the 1.5 times presently required under the agreement. The fixed charge coverage ratio requirement will increase to 2.0 after December 31, 2002. There were no borrowings under the credit facility at September 30, 2002.

The Company had a cash balance of $180 million as of September 30, 2002. The Company expects, given current business projections, that sufficient liquidity will be provided by that cash and cash flows from operations, to fund its obligations and commitments during the remainder of 2002. Among those commitments are scheduled maturities of notes primarily related to financing the acquisition of The Standard Products Company. The total amount of those obligations, which come due in December 2002, is $126.5 million. The Company presently expects that this amount will be repaid without the need for any additional borrowings. After making these payments, which are expected to reduce the Company’s total debt to total capitalization ratio from 50.4 percent at September 30, 2002 to approximately 47 percent, no significant installments of long-term debt will be due until 2006. The Company’s additional borrowing capacity at September 30, 2002, consisting of its credit agreement with its bank group, its shelf registration, and other bank lines, is $428 million.

As a result of continuing declines in interest rates and the market value of the assets held in its defined benefit pension plans, the Company believes it will be required to record an additional minimum pension liability adjustment, which is a balance sheet entry having no impact on earnings in 2002, as of December 31, 2002. The minimum pension liability adjustment will reflect the amount that the pension plans’ accumulated benefit obligation exceeds the plans’ assets in excess of amounts previously accrued for pension costs. The exact amount to be recorded is not known at this time, but it will not affect the Company’s compliance with the total debt to total capitalization ratio covenant contained in the Company’s long-term debt instruments. In addition, an increase in pension expense and funding requirements will occur in 2003. The amounts have not yet been determined.

Contingencies

The Company is a defendant in the ordinary course of business in product liability, commercial and other actions in Federal and state courts throughout the United States in which plaintiffs assert monetary damages. If the plaintiffs in certain of those actions recovered the damages sought, the impact could be material to the Company’s results of operations, cash flows, or financial position. The Company does not presently believe, however, that it is likely that its aggregate liability in these actions will be material to its results of operations, cash flows or financial position.

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

•	changes in economic and business conditions in the world,
•	increased competitive activity,
•	the failure to achieve expected sales levels,
•	consolidation among the Company’s competitors and customers,
•	technology advancements,
•	unexpected costs and charges,
•	fluctuations in raw material and energy prices and the unavailability of raw materials or energy sources,
•	changes in interest and foreign exchange rates,
•	increased pension expense resulting from poor investment performance of the Company’s pension plan assets over the past three years and changes in discount rate assumptions,
•	government regulatory initiatives, including the proposed regulations under the TREAD Act,
•	the cyclical nature and overall health of the global automotive industry,
•	the loss of a major customer or loss or delay of a program,
•	risks associated with new vehicle launches,
•	risks to the economy associated with external events, including those resulting from the events of September 11, 2001 and the impact on the economy of similar or related events which may occur in the future,
•	litigation brought against the Company,
•	an adverse change in the Company’s credit ratings, which could increase its borrowing costs and/or hamper its access to the credit markets,
•	the inability to obtain or reductions in insurance coverage sufficient to cover the principal risks to the Company, and
•	other unanticipated events and conditions.

It is not possible to foresee or identify all such factors. Any forward-looking statements in this report are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Prospective investors are cautioned that any such statements are not a guarantee of future performance and actual results or developments may differ materially from those projected. The Company makes no commitment to update any forward-looking statement included herein or to disclose any facts, events or circumstances that may affect the accuracy of any forward-looking statement.

Further information covering issues that could materially affect financial performance is contained in the Company’s periodic filings with the U. S. Securities and Exchange Commission.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has experienced significant increases in the price of certain of its raw materials, including natural and synthetic rubber and carbon black, during the third quarter. In part, the price increases experienced for synthetic rubber and carbon black are due to increases in the price of petroleum.

The Company attempts to mitigate the volatility of the price of the above raw materials through purchasing strategies which involve, in the case of natural rubber, purchasing a portion of its requirements at current prices for delivery and payment at dates up to twelve months in the future. The amount purchased on such a basis fluctuates depending upon the Company’s assessment of market conditions, but is limited to avoid the risk of locking in all of its purchases at prices that may be in excess of future market prices.

In the case of carbon black and synthetic rubber, purchases are made at prices for short-term periods (generally either quarterly or monthly) that are tied to a published benchmark, in the case of carbon black and, with respect to synthetic rubber, the prevailing price averaged over a set period of time of styrene and butadiene monomer, the two principal ingredients that comprise synthetic rubber.

There have been no other material changes in market risk at September 30, 2002 from those detailed in the Company’s Annual Report on Form 10-K filed with the U. S. Securities and Exchange Commission for the year ended December 31, 2001.

Item 4. CONTROLS AND PROCEDURES

Pursuant to the requirements of the Sarbanes-Oxley Act, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated, within the 90-day period prior to the filing of this quarterly report on Form 10-Q,the Company’s internal control structure and disclosure control and procedures. Based upon that evaluation, they have concluded that the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a — 14(c) and 15d - 14(c) are effective in insuring that the information required to be disclosed in the Company’s periodic reports filed with the Securities and Exchange Commission, including this report on Form 10-Q, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

The Chief Executive and Chief Financial Officers also examined the Company’s internal control structure, and concluded, based on their evaluation, that there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

The Company had pending against it 32 separate class action lawsuits and two individual lawsuits with similar allegations filed in 30 separate state courts, plus the Commonwealth of Puerto Rico. One of the class action lawsuits purported to represent a national class. The lawsuits, all of which were filed under the auspices of the same group of plaintiffs’ attorneys, asserted claims under the respective states’ consumer protection and deceptive trade practices statutes, and comparable commercial law and other theories. They alleged that the Company used certain materials and procedures in its process of manufacturing steel-belted radial tires which could have rendered a portion of the tires unsafe, and failed to disclose those practices to purchasers of its tires. The suits were brought on behalf of all persons (excluding those who have sustained personal injury and/or property damage as a result of the alleged unlawful practices) in the respective states who purchased steel-belted radial tires manufactured by the Company from 1985 to the present, and still retain those tires. The lawsuits generally sought, on behalf of each class member, relief sufficient to secure replacement of their tires, statutory, compensatory and punitive damages, costs and attorneys’ fees.

On October 26, 2001, the Company entered into a Stipulation of Settlement and Release of all of the class action lawsuits, without any admission of liability, resulting in a charge of $54.6 million ($33.9 million net of tax). Prior to settlement, $17.6 million of legal and professional and tire storage costs were incurred related to the class action litigation. According to the terms of the Stipulation of Settlement and Release, the Company will provide

(i) a five-year Enhanced Warranty Program offering a free replacement tire for an Adjustable Separation on an Eligible Cooper Tire or an alternative dispute resolution system; (ii) some modifications to final tire inspections; and (iii) a consumer education program to promote tire safety. In addition, the Company has agreed to pay plaintiffs’ legal expenses as part of the settlement. Out of potentially millions of class members, only 156 chose to opt out of the Settlement. Those who opted out can pursue any legal rights they may have against the Company in separate individual lawsuits. Because of the nature of the relief available to an individual plaintiff under the statutes implicated in this litigation, the likelihood that any such action will result in a judgment that would have a material adverse effect on the Company’s cash flow, results of operations or financial condition is extremely remote.

Final judicial approval of the Settlement was received on September 13, 2002. No appeal of that approval was filed within the 45-day appeal period following the date on which approval was granted. As such, the Company considers this litigation to be fully resolved.

The Company is also a defendant in the ordinary course of business in unrelated product liability, commercial and other actions in Federal and state courts throughout the United States in which plaintiffs assert monetary damages. If the plaintiffs in certain of those actions recovered the damages sought, the impact could be material to the Company’s cash flow, results of operations, or financial position. The Company does not presently believe, however, that it is likely that its aggregate liability in these actions will be material to its cash flow, results of operations, or financial position.

Item 6 (a.) EXHIBITS

10(i)	Amendment No. 6 to the Amended and Restated Credit Agreement dated as of August 29, 2002 by and among Cooper Tire & Rubber Company, a Delaware Corporation, and the Banks, and PNC Bank, National Association, as agent for the Banks

10(ii)	Employment Agreement dated as of July 17, 2002 between Cooper Tire & Rubber Company and Duane R. Stephens

(99)	Certification of Thomas A. Dattilo, Chief Executive Officer, and Philip G. Weaver, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 6 (b.) REPORTS ON FORM 8-K

A Form 8-K was filed on August 13, 2002 related to the filing of certified statements signed by Thomas A. Dattilo, Chief Executive Officer and Philip G. Weaver, Chief Financial Officer of Cooper Tire & Rubber Company in compliance with Order 4-460 issued by the Securities and Exchange Commission on June 17, 2002.

A Form 8-K was filed on September 16, 2002 related to entry by the Superior Court of New Jersey, Middlesex County, Law Division of the Final Order and Judgement resolving the class action lawsuits.

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

COOPER TIRE & RUBBER COMPANY

/S/ P. G. Weaver P. G. Weaver Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ E. B. White E. B. White Corporate Controller (Principal Accounting Officer)

November 12, 2002 (Date)

CERTIFICATION

I, Thomas A. Dattilo, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cooper Tire & Rubber Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/S/ Thomas A. Dattilo Thomas A. Dattilo Chairman, President and Chief Executive Officer

CERTIFICATION

I, Philip G. Weaver, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cooper Tire & Rubber Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/S/ Philip G. Weaver Philip G. Weaver Vice President and Chief Financial Officer