Form 10-K
period 2002-12-31
COOPER TIRE & RUBBER CO
filed 2003-03-14
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal Year ended December 31, 2002

or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                to

Commission File Number 1-4329

[COOPER LOGO]

COOPER TIRE & RUBBER COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	34-4297750 (I.R.S. employer identification no.)

Lima and Western Avenues, Findlay, Ohio (Address of principal executive offices)	45840 (Zip Code)

Registrant’s telephone number, including area code: (419) 423-1321

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class) Common Stock, $1 par per share	(Name of each exchange on which registered) New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [   ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant at June 28, 2002 was $1,508,945,379.

The number of shares outstanding of the registrant’s common stock as of February 28, 2003 was 73,557,611.

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

Proxy statement dated March 26, 2003 — Part III, Items 10 – 13

PART I
Item 1. BUSINESS
Item 2. PROPERTIES
Item 3. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Item 6. SELECTED FINANCIAL DATA
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 14. CONTROLS AND PROCEDURES
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
INDEX TO EXHIBITS
Ex-13
Ex-21
Ex-23
Ex-24
Ex-99A
Ex-99.B
Ex-99.C
Ex-99.D
Ex-99.E
Ex-99.F
Ex-99.G
Ex-99.H
Ex-99.I

COOPER TIRE & RUBBER COMPANY – FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

10-K Pages
Cover	1

Table of Contents	2

Part I

Item 1 – Business	2-7

Item 2 – Properties	7

Item 3 – Legal Proceedings	7

Item 4 – Submission of Matters to a Vote of Security Holders	7

Part II

Item 5 – Market for Registrant’s Common Equity and Related Stockholder Matters	7-8

Item 6 – Selected Financial Data	9

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-21

Item 7A – Quantitative and Qualitative Disclosures About Market Risk	21

Item 8 – Financial Statements and Supplementary Data	22-47

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	48

Part III

Item 10 – Directors and Executive Officers of the Registrant	48

Item 11 – Executive Compensation	49

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	49

Item 13 – Certain Relationships and Related Transactions	49

Item 14 – Controls and Procedures	49

Part IV

Item 15 – Exhibits, Financial Statement Schedules, and Reports on Form 8-K	50

Signatures	51

CEO Certification	52

CFO Certification	53

Index to Exhibits	54-56

PART I

Item 1. BUSINESS

Cooper Tire & Rubber Company (“Cooper” or the “Company”) is a leading manufacturer of replacement tires and original equipment automotive components. It is organized into two separate business segments, Cooper Tire and Cooper-Standard Automotive, each of which is a separate reportable segment. Each segment is managed separately because it offers different products requiring different marketing and distribution strategies. Additional information on the Company’s segments, including their financial results, total assets, products, markets and presence in particular geographic areas, appears in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Business Segments” note to the financial statements.

Cooper Tire, the segment which comprises Cooper’s tire and related businesses, is the fourth largest tire manufacturer in North America and, according to a recognized trade source, is the eighth largest tire company in the world based on sales. It focuses on the sale of passenger and light truck replacement tires. It also manufactures radial medium truck tires and materials and equipment for the truck tire retread industry. Cooper-Standard Automotive, the segment which includes all of Cooper’s automotive components business, is one of the world’s leaders in the design and manufacture of automotive body sealing products and ranks among the top producers of noise, vibration and harshness (NVH) control products and fluid handling systems for the automotive industry.

Cooper was incorporated in the State of Delaware in 1930 as the successor to a business originally founded in 1914. Based in Findlay, Ohio, Cooper currently operates 52 manufacturing facilities in 13 countries. As of December 31, 2002, the Company employed 23,024 persons worldwide.

Business Segments

The Company has two reportable segments – Cooper Tire and Cooper-Standard Automotive.

Cooper Tire

The Tire segment produces passenger car, light truck and motorcycle tires, and inner tubes, primarily for sale in the United States replacement market to independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains which sell tires as well as other automotive products. The segment does not sell its products directly to end users, and does not manufacture tires for sale to the automobile original equipment manufacturers (“OEMs”). A small percentage of the products manufactured by the segment in the United States are exported throughout the world. The Cooper-Avon subsidiary in the United Kingdom manufactures passenger car, light truck and motorcycle tires for sale to dealers in the United Kingdom and continental Europe. Approximately 93 percent of the tires produced by the segment are manufactured at plants located in the United States. The remainder are produced in the United Kingdom. The segment also manufactures radial medium truck tires and produces equipment and materials for sale to truck tire retread dealers, primarily in North America.

The Tire segment operates in a highly competitive industry, which includes three competitors which are substantially larger than the Company. All three of those competitors serve the OEM as well as the replacement portion of the tire market. The segment also faces competition from low-cost producers in Asia and South America. Some of those producers are the foreign subsidiaries of the segment’s competitors in North America. The segment had a market share in 2002 of approximately 17 percent of all light vehicle replacement tire sales in the United States, a higher percentage than the previous year.

In the tread rubber industry, which supplies retread equipment and materials to the commercial truck tire industry, there are numerous suppliers, one of which has a market share that is believed to approach 50 percent. The remaining significant competitors include the retread business of the segment and the retread businesses of other major tire manufacturers.

Success in competing for the sale of replacement tires is dependent upon many factors, the most important of which are price, quality, and availability through appropriate distribution channels. Other factors of importance are warranty and credit terms and the quality of the segment’s relationships with its dealers. The segment has built close working relationships through the years with its independent dealers and believes those relationships have enabled it to obtain a competitive advantage in the replacement market. As a steadily increasing percentage of replacement tires are sold by large regional and national tire retailers, the segment has increased its penetration of those distribution channels, while maintaining a focus on its traditionally strong network of independent dealers.

Both the replacement tire and retread products businesses of the segment have broad customer bases. No customer accounted for ten percent or more of the consolidated net sales of the Company in 2002. Overall, a balanced mix of customers and the offering of both proprietary brand and private label tires help to protect the segment from the adverse effects that could result from the loss of a major customer.

Cooper-Standard Automotive

The Automotive segment produces components, systems, subsystems and modules for incorporation into the passenger vehicles and light trucks manufactured by the global automotive OEMs. Replacement parts for current production vehicles are also produced. The segment’s main products include the following:

•	Total sealing systems products, which consist primarily of extruded rubber parts and TPV (“thermal plastic vulcanizer”) plastic parts, which serve to seal the doors, windows and other parts of the vehicle from water leakage and wind noise. These products include weatherstrip assemblies to seal vehicle windows, window channel assemblies, window gaskets, and vehicle body and door dynamic seals. In addition, encapsulated glass products are provided in combination with, and independent of, glass sealing systems.

•	NVH control systems products, which consist primarily of molded rubber chemically bonded to metal engine mounting systems, body mounts, bushings and a full line of other suspension and powertrain components. These products are designed to minimize the noise, vibration and harshness experienced in vehicles. Services include full ride and handling vehicle analysis resulting in optimal design and placement of components to ensure superior ride and sound characteristics.

•	Fluid systems products, which include tubing, valves, quick connects, hoses, couplings, coolers and similar products that comprise the modules and subsystems for transmission and engine oil cooling, fuel, brake, and vapor lines, emissions, and power steering, all of which serve to transport fluids and vapors throughout a vehicle.

The segment also produces extruded plastic body side moldings, which serve as protective barriers preventing damage to the vehicle’s sheet metal and can be an integral part of the vehicle’s overall styling and appearance. The segment does not intend to maintain its presence in this lower margin, commodity business and is continuing its efforts to dispose of it.

Since nearly all of the segment’s products are sold as original equipment directly to the OEMs for installation on new vehicles, or in a lesser number of cases, to Tier 1 suppliers who do the same, sales of such products are directly affected by the annual vehicle production of OEMs, and in particular, the production levels of the vehicles for which specific parts are being provided. In most cases, the segment’s products are designed and engineered for a specific vehicle platform and cannot be used on other vehicles. The segment’s sales and product development personnel work directly with the engineering and styling departments of the OEMs in the engineering and development of its various products. The segment maintains sales offices in strategic locations throughout the world to provide support and service to its OEM customers. The segment does not have a backlog of orders at any point in time. Instead, original equipment sales are generally based upon purchase orders issued periodically by the OEMs for the components, systems, subsystems or modules produced by the segment. The purchase orders are for all or a percentage of the customers’ estimated requirements and are subject to production levels of the vehicles for which specific parts are being provided. The OEMs issue releases under those purchase orders from time to time, specifying quantities of the components which the manufacturing plants require, based upon planned production levels.

Although each OEM may emphasize different requirements as the primary criteria for judging its suppliers, success as an automotive supplier generally requires outstanding performance with respect to quality, cost and time. The product quality requirement is a given, and the segment places an intense focus on insuring that its products are of a consistently high and reliable quality. Cost refers not only to product pricing, but also to a lean cost structure, efficient supply chain management and flexible manufacturing capabilities. Time relates to three separate elements: on-time delivery of products; time to bring new products to market; and manufacturing cycle time. A trend toward shortening new product cycle times to meet the intense competitive demands faced by the OEMs requires that the segment have in place the infrastructure to support these demands. As part of this trend, suppliers must have in place state-of-the-art engineering and design capabilities. Suppliers are increasingly expected to collaborate on or assume the product design and development of key automotive components, and to do so with sophisticated expertise and increased speed.

Management believes the segment’s commitment to continued investment in its engineering and design capability, including enhanced computerized software design capabilities, is crucial to achieving future business, and many of its present initiatives are intended to enhance these capabilities. The changes being sought by the OEMs are occurring in an environment in which pricing for automotive components is declining. To remain competitive, the segment must successfully apply continuous improvement methodologies to its engineering, design and manufacturing processes and implement lean initiatives to achieve cost savings commitments to its customers.

The segment has been successful in meeting the requirements described above. The segment has also had success in providing product on light trucks, sport utility vehicles, and the other types of vehicles that have been especially popular in recent years. However, competition is intense and the segment faces numerous competitors in each of the product lines it serves. In general, there are three or more significant competitors for most of the products offered by the segment, and numerous smaller competitors. The Company believes, however, that it is one of the three largest global producers of body sealing systems, is a significant global competitor for most of its fluid systems products, where the market is highly fragmented, and is one of the two largest competitors in the NVH business in North America.

The segment is facing increased competition for certain of its products, especially for its NVH products, from suppliers producing in lower cost countries such as China and Korea. The segment is examining how to deal with this competitive threat, including consideration of expanding its manufacturing presence to those countries.

Nearly three-fourths of the segment’s sales are to Ford Motor Company, DaimlerChrysler AG and General Motors Corporation. Sales to each of these customers in 2002 exceeded 10 percent of the consolidated net sales of the Company. The loss of any of these customers would have a material adverse effect on the financial results of the segment and the Company, unless replacement business could be quickly obtained. The Company’s sales in 2002 to these significant customers are listed below:

		Percent of
		Consolidated
Customer	Net Sales	Net Sales

Ford	$491 million	15%

DaimlerChrysler	$344 million	10%

General Motors	$338 million	10%

Consolidation among the OEMs in recent years has resulted in the creation of a relatively small number of very large global customers which are increasingly requiring their suppliers to serve them on a global basis. Management believes its past acquisitions have given the segment the size, the geographic breadth and the resources to meet the requirements of customers who increasingly demand uniformly high levels of quality, service and design and engineering support at all locations in the world where their vehicles are manufactured. As the industry continues to consolidate, the segment may become even more dependent on each of its customers. As the Company expands its global position, however, it spreads the risk over additional regions and the OEMs in those regions.

Raw Materials

The primary raw materials used by the Company include synthetic and natural rubbers and rubber chemicals, polyester and nylon fabrics, steel tire cord, wire carriers and metals, carbon black and adhesives, and thermal plastic vulcanizers, which the Company acquires from multiple sources both within and outside the United States to provide greater assurance of continuing supplies for its manufacturing operations. Because of the similarity of raw materials used in the processes of both the Tire and Automotive segments, the Company’s purchasing efforts for the two segments are substantially centralized, which has resulted in efficiencies and reduced administrative costs.

The Company did not experience any significant raw material shortages in 2002, nor have any shortages been experienced in the opening months of 2003. The Company did not experience serious fuel shortages in 2002 and has not experienced any in 2003. However, supplies of petroleum generally have tightened in recent months. Whether this tightening of supply will impact the Company during 2003 is uncertain. In addition, the price of natural gas, the principal fuel used in the Company’s manufacturing plants, has increased significantly thus far in 2003.

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

The Company is an equity investor in RubberNetwork.com LLC, which was established by a group of manufacturers in the tire and rubber industry to achieve cost savings in the procurement of raw materials and indirect materials and supplies through the application of e-business technology. The Company has realized savings in purchasing certain raw materials through the use of this procurement method.

Working Capital

The Company maintains a strong working capital position. Inventories turn regularly and accounts receivable are well managed. The Company engages in a rigorous credit analysis of its independent tire dealers and monitors their financial positions. The Company does not generally experience difficulties in collecting its accounts receivable in the Automotive segment because most of its customers are large, well-capitalized automobile manufacturers.

Research, Development and Product Improvement

The Company directs its research activities toward product development, improvements in quality, and operating efficiency. Examples of these activities are:

•	The Automotive segment’s engineering and marketing personnel work closely with their customers to assist in the design and development of products to meet their changing requirements. Product development and design are important to the success of the Automotive segment and are one way in which the Company believes it differentiates itself from its competitors.

•	In the Tire segment, the Company continues to actively develop new passenger and truck tires. The Company conducts extensive testing of current tire lines, as well as new concepts in tire design, construction and materials. During 2002, approximately 73 million miles of tests were performed on indoor test wheels and in monitored road tests. The Company has a tire and vehicle test track in Texas which assists the Company’s testing effects. Uniformity equipment is used to physically monitor radial passenger, light truck and medium truck tires for high standards of ride quality. The Company continues to design and develop specialized equipment to fit the precise needs of its manufacturing and quality control requirements.

Research and development expenditures for the last three years are shown below:

2000	$99.5 million

2001	$79.4 million

2002	$74.0 million

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

The Company owns and uses trademarks worldwide. While the Company believes such trademarks as a group are of material importance, the trademarks the Company considers most significant to its business are those using the words “Cooper”, “Cooper-Standard”, “Mastercraft” and “Avon”. The Company believes all of its significant trademarks are valid and will have unlimited duration as long as they are adequately protected and appropriately used.

The Company has license and technology sharing agreements with Nishikawa Rubber Company, Ltd. (“Nishikawa”) for sales, marketing and engineering services on certain body sealing products sold by the Company. Under those agreements, the Company pays for services provided by Nishikawa and a royalty to Nishikawa on certain products for which Nishikawa provides design or development services. The segment’s joint venture with Nishikawa has additionally provided the segment with the ability to provide body sealing components to the Japanese OEMs.

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

The Company’s manufacturing facilities, in common with those of the industry generally, are subject to numerous laws and regulations designed to protect the environment. In general, the Company has not experienced difficulty in complying with these requirements and believes they have not had a material adverse effect on its financial condition or the results of its operations. The Company expects additional requirements with respect to environmental matters will be imposed in the future. The Company’s 2002 expense and capital expenditures for environmental matters at its facilities were not material, nor is it expected that expenditures in 2003 for such uses will be material.

Foreign Operations

The company has manufacturing facilities located in the following foreign countries:

• Canada

• Mexico

• Brazil

• Australia

• Republic of Korea

• India

• Czech Republic

• France

• Germany

• Poland

• Spain

• United Kingdom

The experience of the Company has been that its foreign operations in Canada and Western Europe do not present materially different risks or problems from those encountered in its United States markets, although the cost and complexity of rationalizing automotive operations in certain European countries is greater than would be the case in the United States. This is due primarily to labor laws in those countries that can make reducing employment levels more time-consuming and expensive than in the United States.

The Company anticipates the risks of conducting business in less developed markets, including Brazil, Mexico, Poland and the Czech Republic, will be greater than in the United States, Canadian and Western European markets. This is because of the currency volatility, potential high interest and inflation rates, and the general political and economic stability that are associated with emerging markets.

The Company’s 2002 net sales attributable to its foreign subsidiaries, and shipments of exports from the United States, approximated $1.2 billion, or nearly 37 percent of consolidated net sales. Additional information on the Company’s foreign operations can be found in the “Business Segments” note to the financial statements.

Available Information

The Company makes available free of charge on or through its internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission. Our Internet address is http://www.coopertire.com. The information contained on the Company’s website is not incorporated by reference in this annual report on Form 10-K and should not be considered a part of this report.

Item 2. PROPERTIES

The Company owns its corporate headquarters facility in Findlay, OH.

The Tire segment has its headquarters at the Findlay, OH location. The segment operates eight manufacturing facilities in the United States and one manufacturing facility in the United Kingdom. Of these facilities, seven are owned and two are leased. The segment has two technical centers in Findlay, OH and one in San Antonio, TX, which are owned. There are six tire distribution centers in the United States not connected to a manufacturing facility. Four of these facilities are leased and two are owned. The segment operates distribution facilities in Germany, France, Switzerland and Italy. These facilities are all leased.

The Automotive segment has its headquarters in a leased facility in Novi, MI. The segment also has leased offices in Auburn Hills, MI and Banbury, United Kingdom. It owns offices in Auburn, IN. In the United States, the segment operates 12 manufacturing facilities, 11 of which are owned and one is leased. There are three technical centers and one distribution facility in the United States. Two of the technical centers are owned and the other technical center and the distribution center are leased.

The Automotive segment operates several international locations. In Canada, there are six manufacturing facilities and two technical centers. All of these facilities are owned. In Mexico, the segment operates three owned manufacturing facilities. The segment has two manufacturing facilities in Brazil, one is owned and the other is leased. A manufacturing facility in Australia is owned and a facility in India is leased. In Europe, the manufacturing facilities in Spain, the Czech Republic and Poland are all owned. There are two manufacturing facilities in Germany, one owned and one leased. In France, the segment owns one technical center and two manufacturing facilities. In addition, there is one leased manufacturing facility in France. In the United Kingdom, the segment has one owned technical center, two owned manufacturing facilities and one leased manufacturing facility.

The Automotive segment is involved in joint ventures in the United States, Mexico and Korea. There are three manufacturing facilities in the United States, one in Mexico and three in Korea.

The Company believes its properties have been adequately maintained, generally are in good condition, and are suitable and adequate to meet the demands of each segment’s business.

Item 3. LEGAL PROCEEDINGS

The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are product liability cases, in which individuals involved in vehicle accidents allege damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2002.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	Market information

Cooper Tire & Rubber Company common stock is traded on the New York Stock Exchange under the symbol CTB. The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

Year Ended December 31, 2001	High	Low

First Quarter	$14.24	$10.75

Second Quarter	14.20	10.55

Third Quarter	17.43	12.69

Fourth Quarter	16.63	12.50

Year Ended December 31, 2002	High	Low

First Quarter	$22.53	$14.31

Second Quarter	26.10	19.50

Third Quarter	22.17	15.41

Fourth Quarter	16.85	12.25

(b)	Holders

The number of record holders at December 31, 2002 was 4,120.

(c)	Dividends

The Company has paid consecutive quarterly dividends on its common stock since 1973. Future dividends will depend upon the Company’s earnings, financial condition, and other factors. Additional information on the Company’s liquidity and capital resources can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. The credit facilities, described in the “Debt” note to the financial statements, restrict the amount of retained earnings available for the payment of cash dividends and purchases of the Company’s common shares. At December 31, 2002, retained earnings of $360 million are available for these purposes. Quarterly dividends per common share for the most recent two years are as follows:

	2001	2002

March	$0.105	$0.105

June	0.105	0.105

September	0.105	0.105

December	0.105	0.105

	$0.42	$0.42

(d)	Securities authorized for issuance under equity compensation plans

The following table provides information as of December 31, 2002 regarding the Company’s equity compensation plans, all of which have been approved by the Company’s security holders:

Number of securities
remaining available for
future issuances under
	Number of securities	Weighted-average	equity compensation
	to be issued upon	exercise price of	plans (excluding
	exercise of outstanding	outstanding options	securities reflected
Plan category	options and rights	and rights	in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by stockholders	4,887,151	$16.91	5,123,345

Equity compensation plans not approved by stockholders	—	—	—

Total	4,887,151	$16.91	5,123,345

Additional information on equity compensation plans is contained in the “Stock-Based Compensation” note to the consolidated financial statements.

Item 6. SELECTED FINANCIAL DATA

(Dollar amounts in thousands except for per-share amounts)

								Earnings Per Share
	Net	Operating		Income Before		Net
	Sales	Profit		Income Taxes		Income		Basic		Diluted

1997	$1,813,005	$208,678		$194,792		$122,411		$1.55		$1.55

1998	1,876,125	209,535		198,217		126,967		1.64		1.64

1999 (a)	2,196,343	239,080	(c)	215,497	(c)	135,474	(c)	1.79	(c)	1.79	(c)

2000 (b)	3,472,372	252,481	(d)	160,156	(d)	96,734	(d)	1.31	(d)	1.31	(d)

2001	3,154,702	106,234	(e)	29,158	(f)	18,166	(f)	0.25	(f)	0.25	(f)

2002	3,329,957	248,396	(g)	177,197	(h)	111,845	(h)	1.53	(h)	1.51	(h)

			Net Property,
	Stockholders'	Total	Plant &	Capital		Long-term
	Equity	Assets	Equipment	Expenditures	Depreciation	Debt

1997	$833,575	$1,495,956	$860,448	$107,523	$94,464	$205,525

1998	867,936	1,541,275	885,282	131,533	101,899	205,285

1999 (a)	975,634	2,757,645	1,227,069	149,817	120,977	1,046,463

2000 (b)	952,556	2,896,673	1,285,397	201,366	167,787	1,036,960

2001	910,240	2,764,250	1,206,074	136,287	169,479	882,134

2002	941,716	2,710,979	1,197,975	142,732	177,926	875,378

	Return On
	Beginning		Long-term		Average
	Invested		Debt To	Dividends	Common Shares	Number of
	Capital (i)		Capitalization	Per Share	(000)	Employees

1997	24.4%		19.8%	$0.35	79,128	10,456

1998	20.5		19.1	0.39	77,598	10,766

1999 (a)	23.0	(j)	51.8	0.42	75,837	21,586

2000 (b)	16.3	(j)	52.1	0.42	73,585	24,704

2001	10.4	(j)	49.2	0.42	72,559	23,268

2002	12.8	(j)	48.2	0.42	73,327	23,024

(a)	Reflects the acquisition of The Standard Products Company on October 27, 1999.

(b)	Reflects the acquisition of Siebe Automotive on January 28, 2000.

(c)	Amounts have been reduced by losses at closed and sold facilities of $4,355 ($2,737 after tax, $.03 per share) and amortization of goodwill of $2,550 ($.03 per share).

(d)	Amounts have been reduced by restructuring charges of $38,699 ($24,274 after tax, $.33 per share), losses at closed and sold facilities of $19,001 ($12,100 after tax, $.17 per share) and amortization of goodwill of $15,553 ($.21 per share).

(e)	Amount has been reduced by class action costs of $72,194 ($44,977 after tax, $.62 per share), restructuring charges of $8,648 ($5,387 after tax, $.07 per share) and amortization of goodwill of $15,705 ($.22 per share).

(f)	Amounts have been reduced by class action costs of $72,194 ($44,977 after tax, $.62 per share), restructuring charges of $8,648 ($5,387 after tax, $.07 per share), increased by gains on sales of non-manufacturing assets of $8,263 ($5,148 after tax, $.07 per share) and amortization of goodwill of $15,705 ($.22 per share).

(g)	Amount has been reduced by restructuring charges of $4,565 ($2,881 after tax, $.04 per share).

(h)	Amount has been reduced by restructuring charges of $4,565 ($2,881 after tax, $.04 per share) and increased by gains on sales of non-manufacturing assets of $2,201 ($1,389 after tax, $.02 per share).

(i)	Earnings before interest and income taxes divided by long-term debt plus stockholders’ equity.

(j)	Computed prior to class action costs, restructuring charges, losses at closed and sold facilities and gains on sales of non-manufacturing assets and amortization of goodwill.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business of the Company

The Company has two reportable segments – Cooper Tire and Cooper-Standard Automotive. The Company’s reportable segments are each managed separately because they offer different products requiring different marketing and distribution strategies.

Cooper Tire produces light vehicle, truck and motorcycle tires, and inner tubes, which are sold nationally and internationally in the replacement tire market to independent dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell other products in addition to tires, and supplies equipment and materials to the truck tire retread industry.

Cooper-Standard Automotive produces body sealing systems, active and passive vibration control systems, and fluid handling systems, primarily for the global automotive original equipment manufacturing and replacement markets.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations presents information related to the consolidated results of operations of the Company, including the impact of restructuring costs on the Company’s results, a discussion of the past results and future outlook of each of the Company’s segments, and information concerning both the liquidity and capital resources and critical accounting policies of the Company. An important qualification regarding the “forward-looking statements” made in this discussion is then presented.

Consolidated Results of Operations

Consolidated net sales in 2002 were $3.3 billion, an increase of $100 million, or 5.6 percent, from $3.2 billion in 2001. Of this increase, $14 million was the result of favorable foreign currency translation. Net sales in 2001 were nine percent lower than the record sales level of $3.5 billion recorded in 2000, due to a significant reduction in light vehicle production in 2001, lower tire sales, due primarily to the fact that sales in 2000 benefited from the impact of the Firestone recall which took place that year, and the absence in 2001 of sales of two plastics businesses that were divested in the second quarter of 2000.

Operating profit, net income and earnings per share were $248 million, $112 million, and $1.53 ($1.51 on a diluted basis) in 2002, $106 million, $18 million and 25 cents in 2001, and $253 million, $97 million and $1.31 in 2000. Operating profit in 2002 benefited from the Company’s adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the accounting pronouncement which requires that the carrying amount of goodwill and other intangible assets with indefinite lives no longer be amortized but instead be tested annually for impairment. In response to this accounting pronouncement, the Company tested for goodwill impairment, and determined that the valuation of its reporting units, based on discounted future cashflows, exceeded the values recorded on the balance sheets of the reporting units. Goodwill is tested for impairment more frequently if there is reason to believe a significant negative change in estimated future cashflows has occurred due to a specific event or set of events. The amortization of goodwill in 2001 was $15.8 million. Results in 2002 also improved due to higher sales in both the tire and automotive segments and the benefits of the restructuring and other cost reduction initiatives in the automotive segment. Reductions from 2001 of $15 million in interest expense and $6 million in products liability costs also benefited operating profit in 2002.

Operating profit in 2001 was adversely affected by a charge for a class action settlement and related defense costs of $72.2 million ($45 million after income taxes, 62 cents per share), and in 2000 by a charge for restructuring of $38.7 million ($24.3 million after income taxes, 33 cents per share) and losses at facilities that were closed or sold of $19 million ($12.1 million after tax, 17 cents per share). In addition, operating profit in 2001 was adversely affected by a $20 million increase in product liability costs (17 cents per share) over 2000. Results in 2001 were also adversely impacted by lower sales in both the tire and automotive segments than in 2000, resulting from a weakened economy. A reduction in year-over-year interest expense in 2001 of $6 million, resulting from the repayment of debt and lower interest rates, mitigated the 2001 decline in net income.

Selling, general, and administrative expenses were $237 million (7.1 percent of net sales) in 2002, $227 million (7.2 percent of net sales) in 2001, and $226 million (6.5 percent of net sales) in 2000. The increase in 2002 is largely attributable to the cost of employee incentive programs which provide for compensation based on profitability. Spending levels in 2001 and 2000 were unchanged, with the percentage increase in 2001 due almost entirely to the lower sales level.

Interest expense was $76 million in 2002, a decrease of $15 million from $91 million in 2001. This decrease reflects the impact of the repayment of debt of approximately $12 million and the impact of interest rate swaps of approximately $3 million. Interest expense decreased $6 million in 2001 from $97 million in 2000, reflecting a reduction in debt levels and lower interest rates.

Other income decreased to $4 million in 2002 from $14 million in 2001. In 2000, other income was $5 million. Gains resulting from the sale of two tire warehouses and an aircraft in 2001 were responsible for $8 million of income, while in 2002 the sale of an aircraft contributed $2 million of income. The decrease in 2002 is also partially attributable to premium costs of $3 million incurred in connection with the repurchase of portions of the Company’s public notes during 2002.

The Company’s effective income tax rate was 36.9 percent in 2002, which was lower than the 37.7 percent rate in 2001. This decrease was primarily due to the elimination of the amortization of non-deductible goodwill in accordance with SFAS No.142, which became effective January 1, 2002, and global tax planning, which was offset by increases in valuation reserves. The effective tax rate decreased in 2001 from 39.6 percent in 2000, due largely to the impact of global tax planning and the mix of earnings by entity across state and local jurisdictions.

At December 31, 2002, the Company has future tax benefits of $72 million related to various foreign and state net operating losses and other tax credit carryforwards for which valuation reserves of $34 million have been recorded. The Company recorded valuation allowances for certain net operating loss and tax credit carryforwards because it believes it is more likely than not that such carryforwards cannot be utilized. The remaining $38 million of future tax benefits primarily result from net operating loss carryforwards incurred by the Company’s subsidiaries in the United Kingdom and France and a United States foreign tax credit carryforward. Some of these can be utilized indefinitely while others expire from 2003 through 2023. The amounts expiring in the next five years, for which no valuation allowance has been recorded, approximate $11 million. It is more likely than not the carryforwards for which no valuation allowance has been established will be realized based upon forecasted future earnings, which are anticipated to result in future taxable income, and the implementation of certain tax strategies.

The Company maintains defined benefit pension plans for most of its employees in the United States and certain of its foreign employees. The methodology used to determine the expense and the funding requirements of those plans is described in the section of this Management’s Discussion and Analysis entitled “Critical Accounting Policies – Pension and postretirement benefits.” Most of the assets of the pension plans are invested in a diversified portfolio of equity and fixed income investments. Because of the declines in the financial markets over the past three years, the plans have incurred investment losses over that period. As a result, pension expense has increased from $24 million in 2000 to $28 million in 2001 and $33 million in 2002. The increase in 2002 was $8 million lower than it would have otherwise been, because of the introduction of a lower-cost cash balance pension plan in 2002 for new salaried and non-bargained hourly employees and certain other salaried and non-bargained hourly employees who did not meet specified age and service criteria. Pension expense is expected to increase to approximately $55 million in 2003, due to the investment losses incurred in 2002, a lowering of the expected long-term investment return on domestic plan assets from 9.5 percent to 9 percent, and a lowering of the discount rate used to measure domestic pension liabilities from 7.25 percent at December 31, 2001 to 6.75 percent at December 31, 2002. Over one-half of the expected increase in 2003 is attributable to the amortization of the actuarial losses incurred by the plans in 2002, resulting primarily from the investment losses incurred in 2002.

Growth in the plans’ assets sufficient to meet the Company’s long-term pension obligations is provided by both the investment returns on assets of the plans and additional funds added to the plans by the Company. Pension funding increased to $57 million in 2002 from $42 million in 2001 and $16 million in 2000. The increase in 2002 was the result of the Company’s decisions to accelerate the timing of a funding commitment that would otherwise have been due in 2003 and to fund certain plans at the maximum amount deductible for United States income tax purposes. The increase in 2001 from 2000 reflected the Company’s inability to fund certain of its pension plans in 2000 due to the limits established for their deductibility under United States income tax regulations. The funding level of the Company’s pension plans during 2003 is anticipated to approximate $55 million.

The Company currently provides retiree medical and life insurance benefits to a significant percentage of its domestic salaried and hourly employees. Expense recorded for this item was $34 million in 2002, $29 million in 2001, and $25 million in 2000. Because of this rate of increase, the Company has determined that it is necessary to take steps to mitigate the impact of medical cost inflation. As a result, domestic salaried and non-bargained hourly employees hired on or after January 1, 2003 will not be eligible for retiree medical or life insurance coverage. In addition, the Company intends to implement increased cost sharing in 2004 in the medical coverage provided to current retirees. These changes will apply as well to current employees as they retire. As a result of these measures, expense for these benefits in 2003 is expected to remain at approximately $34 million.

The effects of inflation did not have a material effect on the results of operations of the Company in 2002, 2001, and 2000.

Restructuring

Year 2000: In 2000, the Company recognized a restructuring charge of $34 million related to decisions to close or consolidate 22 manufacturing plants and administrative facilities, downsize the workforce at those and other locations, and relocate assets and ongoing business from locations for which closure decisions had been made prior to 2000. Of this charge, almost $26 million consisted of employee separation costs, $4 million consisted of related exit costs, and an asset impairment charge of $4 million was taken, relating to long-lived assets at the locations affected by the downsizing decisions. The charge was taken in part to take advantage of the synergies available following completion of the Standard Products and Siebe acquisitions in 1999 and 2000, respectively, and, in part to a more generalized need to enhance future profitability through better utilization of existing capacity and the creation of greater operational efficiencies. During 2001, 19 facilities were closed or downsized and 801 employment reductions were made. An additional 188 employees were terminated and two more facilities were downsized in 2002. The Company also incurred additional restructuring expense of $4 million in 2000, consisting of employee separation costs at a tire production facility in the United Kingdom and the costs of relocating employees, physical assets and ongoing business from closed manufacturing facilities in Europe and the United States.

In 2001 and 2002, reversals of the charge for these initiatives of $9.7 million and $2.7 million, respectively, were recorded, due primarily to lower-than-anticipated headcount reductions in the European facilities affected by consolidation, and by severance costs that were lower than anticipated for those employees who were terminated. The restructuring initiatives associated with this charge were completed in 2002.

The restructuring initiative positively impacted the Company’s operating profit by $31.4 million in 2002. Approximately 73 percent of the impact in 2002 benefited the Automotive segment. The positive impact of this restructuring on operating profit in 2003 is expected to be $32.1 million.

Year 2001: In 2001, the Company recognized restructuring charges of $9 million, of which $5 million related to headcount reductions at four manufacturing and administrative facilities in the Automotive segment, and $4 million was attributable to asset impairment charges related to long-lived assets in the Automotive segment. These charges were taken as part of the Automotive segment’s decision to reorganize and rationalize certain of its non-manufacturing operations to reduce overall overhead costs. A total of 333 employees were terminated as a result of these restructuring efforts. The Company completed these reductions during 2002. Additional restructuring expenses of $9 million were recorded in 2001, of which $6 million was associated with the relocation of assets from closed manufacturing facilities in the Automotive segment, and $3 million was attributable to additional employee separation costs. These amounts were offset by the reversal of $9.7 million of the charge taken in 2000.

The restructuring costs incurred in 2001 positively impacted the operating profit of the Automotive segment by $6.6 million in 2002, and is expected to have a favorable impact of $8.2 million in 2003.

Year 2002: In 2002, the Company recorded additional restructuring expenses of $8 million. Of this amount, $3 million related to the consolidation of the Company’s fluid systems manufacturing operations in Sao Paulo, Brazil to the Company’s manufacturing plant in Varginha, Brazil, the consolidation of the Company’s rubber mixing operations in Europe to its mixing facility in France, and a small consolidation of facilities in the United Kingdom. This entire amount related to headcount reductions of approximately 230 employees associated with these consolidations, and was taken because of the need to reduce ongoing costs in the Company’s international operations, where profitability has lagged due in part to overhead costs resulting from excess production capacity. The Company expects to complete these initiatives in 2003. Additional restructuring expenses of $5 million were recorded in 2002, related to asset write-downs at North American facilities in excess of the amounts established in the restructuring reserves (almost $3 million), additional severance costs (almost $1 million), and costs of transferring assets and ongoing production from closed facilities in Europe and North America (almost $2 million). These restructuring amounts were offset by the reversal of $2.7 million of the charge taken in 2002, and $.5 million of the charge taken in 2001. The reversal of a portion of the 2001 charge was due to the fact that fewer employees were terminated than had originally been anticipated. A part of the benefit of these initiatives will occur in 2003, but the full impact, approximately $1.6 million, will occur in 2004. All of the savings will benefit the Automotive segment.

Additional information related to these restructuring initiatives appears in the “Restructuring” note to the financial statements.

Tire Segment

Overview

Sales of passenger car and light truck tire replacement units in the United States market by members of the Rubber Manufacturers Association (“RMA”), which comprises virtually all of the largest tire companies in the world and includes the segment, and which accounted for over 90 percent of the total United States tire market in both 2001 and 2002, decreased by approximately three percent in 2002 from levels in 2001. In 2001, RMA member replacement unit sales decreased by approximately 4.5 percent from 2000 sales levels. Sales of replacement tire units in the United States by non-RMA members, which consist primarily of smaller manufacturers located outside the United States, increased by approximately 66 percent during 2002.

The year 2000 was a record high sales year, due largely to the well-publicized recall of certain Firestone tires. Consumer demand softened in early 2001 due primarily to a weakened United States economy and the end of the Firestone recall. This softening continued generally throughout the year, although a second recall by Ford Motor Company of certain Firestone tires in mid-2001 provided a boost to the market during that period. The Company believes that the terrorist incidents of September 11, 2001 contributed to a significant weakening of the economy during the latter part of 2001. With the exception of a rebound in the first quarter of 2002, the market remained weak during 2002.

Sales

Sales of the Tire segment were $1.8 billion in 2002, an increase of $64 million, or four percent, from $1.7 billion in 2001. Tire unit sales for 2002 were up nearly five percent from 2001. The segment significantly increased its sales volumes to the growing regional tire retail business and also reported higher sales of its proprietary, brand name tires. Despite product pricing that was higher in 2002 than in 2001, the segment’s overall dollar sales increase was slightly lower than its unit sales improvement, due principally to the sale of a large number of opening price point tires to a large retail customer.

Sales for 2001 were five percent, or $98 million, lower than the $1.8 billion recorded in 2000. Tire unit sales were down eight percent from 2000. The segment’s sales decrease resulted primarily from a significant softening in consumer demand in 2001 due to generally weak economic conditions, the abnormally high demand for certain tires generated by the Firestone recall announced in 2000, and increased purchases in the fourth quarter of 2000 ahead of a January 1, 2001 price increase. Improvements in pricing and product mix partially offset these factors.

Sales of the segment’s operations in North America increased by more than four percent in 2002. Most of the increase occurred during the first quarter when industry sales were strong. Sales over the last nine months of the year were essentially flat as general industry demand softened. Sales increased somewhat late in the fourth quarter following the announcement of a price increase effective January 1, 2003.

The segment’s unit sales of passenger tires increased by nearly four percent in 2002, versus a very slight industrywide sales decrease. Passenger tires account for over 80 percent of the combined passenger and light and medium truck replacement tire market. The segment was able to increase market penetration in this area in spite of a continued increase in imported, low-priced passenger tires. The segment’s unit sales of light truck replacement tires increased by more than six percent in 2002, just slightly less than the industrywide sales improvement. Significant increases in imports of light truck tires in 2002 were a major factor in preventing the segment from increasing its share of the market for those tires.

The segment’s unit sales of passenger tires declined by 11 percent in 2001 versus an industrywide sales decrease of four percent. This was partly due to the fact that the Company did not participate in the 2001 Ford recall of Firestone tire recall to the same extent as certain other manufacturers who reached agreements with Ford Motor Company regarding replacement of Firestone tires. Continued imports of low-priced passenger tires were also a factor in the decline relative to the industry. In the light truck tire portion of the market, industrywide sales declined eight percent in 2001 from 2000 while the segment’s sales of light truck tires decreased by approximately four percent.

Sales of the segment’s international operations increased by nearly $14 million, or seven percent, in 2002 from 2001, following an increase of three percent in 2001 from 2000. Almost one-half of the increase in 2002 was attributable to the foreign exchange impact of a weakened United States dollar in relation to the British pound. The remaining sales growth resulted primarily from strong winter tire sales in Europe and increased penetration of two major retail chains in Europe. Sales of the segment’s commercial products operations decreased two percent in 2002 compared to 2001. Sales of radial medium truck tires increased by 22 percent in 2002, as the segment continued to successfully focus on increasing its penetration of that market. This increase was more than offset by declines in custom rubber mixing and inner tube sales. Sales of the commercial products operations declined in 2001 from 2000 due to the loss of a large retread products customer and extreme weakness in the commercial trucking industry.

Operating Profit

Operating profit in 2002 was $137.4 million, an improvement from the $73.2 million reported in 2001. Operating margins in 2002 were 7.8 percent compared to 4.3 percent in 2001. The segment’s performance in 2001 reflects the adverse impact of the class action settlement and related defense costs of $72.2 million, or 4.2 percent in operating margin. Operating profit in 2000 was $183.9 million with an operating margin of 10.2 percent.

Operating performance in North America in 2002 was adversely impacted by several factors – 1) a less favorable product and customer mix, which impacted operating profit by $31 million, 2) inefficiencies resulting from operating the segment’s manufacturing facilities at less than full capacity as it implemented inventory reductions, which negatively affected operating profit by about $11 million, and 3) higher employee incentive-based compensation and benefit costs of approximately $8 million. The less favorable product and customer mix occurred because a greater percentage of the segment’s sales resulted from shipments of opening price point tires to lower-margin customers. Offsetting these negative factors were an increase in sales, which favorably impacted operating profit by almost $22 million, and lower raw material costs of $19 million.

Operating profit during 2001 was helped by a more favorable product mix, price increases implemented in North America during the first and third quarters, and moderation during the year in the cost of energy and certain raw materials derived from petroleum. By the end of the year, many raw materials used by the segment were priced lower than in recent years. These improvements were not sufficient to offset the impacts of lower sales, product liability provisions (which impacted the segment by $30 million in 2001, an increase of $20 million from 2000), and production curtailments which took place in response to the weak market conditions experienced during the year. The cost of these production curtailments totaled $40 million in 2001.

Outlook

The outlook for the Tire segment for 2003 is dependent on many factors, including total vehicle miles driven, which in turn is affected by factors such as general economic conditions and fuel prices. If the economy continues the gradual recovery which has occurred generally through 2002, the segment anticipates that the replacement tire market in the United States will grow in 2003. However, industry volume for the first two months of 2003 has declined significantly, which the segment believes is largely due to the negative impact of worldwide political and economic uncertainty on consumer demand. The segment cannot predict how long this weakness will continue, but is reviewing the performance of the segment over the short term and the possible impact of the weakness on the segment performance for the balance of the year. The segment anticipates demand will rebound once current global tensions abate as it believes pent-up demand for replacement tires is beginning to build. Any growth in the market in 2003 will reverse industrywide sales declines that occurred in both 2001 and 2002. The segment believes these declines have resulted from a combination of weak economic conditions and the impacts of the Firestone recall in 2000 and the Ford recall of Firestone tires in 2001, which caused the replacement in those years of a large number of tires that would otherwise not have been replaced until later years. As time goes by, the disruptive impact of those recalls on the market will begin to dissipate and will result in a return to a more typical replacement market. The tire industry’s leading trade association anticipates that the return to normalcy will begin to manifest itself in 2003, and the segment’s outlook for the year similarly anticipates such an occurrence.

Regardless of the extent of any growth in the replacement tire industry, the segment expects, although it cannot assure, its sales performance will outpace that of the industry as a whole, due largely to the expectation that it will continue to increase its market share with retail customers as well as increase its presence in the high-performance sector of the market, which it has targeted for future growth.

Improvements in the segment’s profitability are dependent not only on higher sales levels, which will increase capacity utilization at its facilities, but also on its ability to realize price increases. The segment announced price increases on most of its product lines, effective January 1, 2003. The combination of higher sales and higher prices are important to the segment’s profitability because of raw material costs that are expected to be higher than in 2002, increased pension and medical costs, and greater product liability insurance costs. Lower than expected sales would increase pressure on the segment’s continuing effort to reduce inventories, and could require the segment to consider temporary production curtailments which would likely have an adverse impact on profitability.

The segment’s profitability improvement in 2003 is also dependent on continuing success in its efforts to implement its ongoing supply chain management initiative and its ability to integrate lean manufacturing concepts and other cost saving efforts into all of its processes. This is important because of the continued pressure on the industry caused by the importation of competing products from China and other countries where the cost of tire production is substantially lower than in the United States. Unlike certain of its competitors, the segment does not presently maintain production facilities in such countries. The segment has an agreement under which its subsidiary in the United Kingdom purchases Chinese-produced tires, and it is considering opportunities to expand that relationship.

The segment anticipates that the relative weakness of the British pound versus the euro will allow its subsidiary in the United Kingdom to increase its sales and profitability levels over the improved levels shown in 2002. A shift to higher-margin products over the past two years paid off in improved performance in 2002 and the segment anticipates that those improvements will continue in 2003.

In the wake of the Firestone recall announced in 2000, the tire industry and the Company have experienced a significantly higher level of product liability litigation. It is likely that the cost of this litigation and the number of lawsuits brought against the Company will remain at the current high levels during 2003. In addition, while the products liability insurance program which will take effect beginning on April 1, 2003 is not yet in place, it is likely the self-insured retention contained in any replacement program will be higher, it is possible the aggregate retention limit will be eliminated, and insurance premium costs will increase. This change in insurance coverage is expected to result in significant increases in product liability costs over 2002 levels, which are likely to impact the profits of the Tire segment. The Company is exploring options, including but not limited to the formation of a captive insurance company, to mitigate the impact of these changes.

The segment will begin to be impacted in 2003 by the Transportation Recall Enhancement Accountability and Documentation Act (“TREAD Act”) which became law on November 1, 2000, and which will directly impact the tire industry. The TREAD Act and any rules promulgated under the Act are applicable to all tire manufacturers and importers of tires who sell tires in the United States, regardless of where such tires are manufactured. Pursuant to the statute, the National Highway Transportation Safety Administration (“NHTSA”), the federal agency which oversees certain aspects of the tire industry, has proposed rules relating to test standards, tire labeling, tire pressure monitoring, early warning reporting, tire recalls and record retention. Rules for certain of these issues have been finalized and others are expected to be finalized in 2003. However, petitions for reconsideration of certain of the finalized rules have been filed with NHTSA and the outcome of those petitions cannot be predicted with any certainty. The segment does not presently expect that any additional costs associated with implementing these rules will be material in 2003.

Automotive Segment

Overview

The Company’s Automotive segment provides parts to automotive OEMs throughout the world. Light vehicle production in North America increased in 2002 to 16.4 million vehicles from 15.5 million vehicles in 2001. Production in 2000 was 17.1 million vehicles, the highest level ever recorded. Production in Europe was down approximately two percent in 2002 at 19.1 million vehicles from 19.5 million vehicles in 2001. Production in 2001 was unchanged from 2000 levels. In Brazil, the vehicle build in 2002 was 1.9 million vehicles, down more than nine percent from the 2.1 million vehicle level in 2001. As in Europe, the 2001 vehicle level was unchanged from the 2000 level.

The business environment for the automotive industry is extremely challenging at the present time. Pricing pressure on the OEMs, as evidenced by the zero percent financing and record high rebates offered throughout 2002, increased pension and other retirement-related costs, and the impact of continued global overcapacity, have reduced the overall profitability of the industry, and have caused the OEMs to continue to pursue price concessions from their suppliers.

Notwithstanding the difficulties faced by the industry, and especially by suppliers, the segment’s emphasis on continuous improvement, lean manufacturing and other cost reduction initiatives, and the completion of earlier restructuring plans allowed the segment to substantially improve its profitability in 2002. The segment will continue its sharp focus on cost containment and similar measures to assure its continued competitiveness in the automotive supply environment.

Sales

Sales for the Automotive segment were $1.6 billion in 2002, an increase of more than seven percent from $1.5 billion in 2001. Sales increases in North America of $82 million were the result of the increases in light vehicle production and the impact of net new business that has launched during the past year. These increases were partially offset by price concessions. Sales in North America were adversely impacted by approximately $5 million due to foreign currency fluctuations. In the segment’s international operations, a sales increase of $29 million was equally attributable to the impact of new business and the favorable impact of foreign currency adjustments.

Sales for the Automotive segment in 2001 were $1.5 billion, a decrease of 13 percent from $1.7 billion in 2000. Approximately 41 percent, or $90 million, of the decline is attributable to the absence of the sales of two plastics businesses that were sold during the second quarter of 2000. The remainder of the sales decrease was primarily the result of the decrease in light vehicle production in North America from the levels of 2000, and to a lesser extent, the impact of lower prices for many of the segment’s products and the discontinuance of certain programs for which the segment provided products. New business commencing in 2001 was not sufficient to offset this volume decline.

Approximately 75 percent of the segment’s sales in 2002 were in North America, 23 percent in Europe, and two percent in Brazil, Australia and India. Comparable percentages in 2001 and 2000 were approximately 74 percent in North America, 22 percent in Europe and four percent in Brazil, Australia and India. Although the segment does business with all of the world’s major automakers, approximately 79 percent of its global sales in 2002 were to Ford, DaimlerChrysler, and General Motors. In 2001 and 2000, approximately 76 percent of the segment’s sales were to these three OEMs. Nearly all of the segment’s foreign sales were of body sealing components and fluid handling systems. Approximately 30 percent of the total sales of each of these product lines were derived from foreign operations in 2002, 2001 and 2000.

Operating Profit

Operating profit in 2002 was $117.5 million, an improvement from the $39 million reported in 2001. Operating margins in 2002 were 7.4 per cent compared to 2.6 per cent in 2001. The segment’s operating profit in 2002 was favorably impacted by the absence of amortization of goodwill, which amounted to $14 million in 2001, the increase in light vehicle production from 2001, which was responsible for approximately $40 million of the improvement, the impact of the restructuring initiatives undertaken in 2000 and 2001 and, to a lesser extent, increased volume resulting from new business. In addition, the segment was able to operate its facilities more efficiently in 2002 as a result of more stable OEM production levels than was the case in 2001. The segment’s results reflect its successful efforts to overcome the adverse impacts of price concessions granted to the segment’s customers and increases in pension and medical costs.

The segment’s operating profit in 2001 declined from $69 million in 2000 to $39 million. The reduction in North American light vehicle production levels in 2001 and disruption due to restructuring activities in the segment’s manufacturing facilities, including inefficiencies resulting from the redeployment of the business of the closed Rocky Mount, North Carolina sealing production plant to two other facilities, were primarily responsible for the lower operating profits reported by the segment. Other factors were the inefficiencies created by erratic scheduling resulting from the short lead times given by the OEMs in advance of the frequent production curtailments that occurred during the year and price concessions granted in 2001.

The segment reported operating profit of $69 million in 2000, an operating margin of 4 percent. Operating profits and margins were adversely impacted in 2000 by restructuring costs of $33 million related to achieving synergies available following the acquisitions of Standard Products and Siebe, $19 million in operating losses at facilities that were closed or sold following the Standard Products acquisition and $14 million of goodwill amortization.

The segment’s business outside of North America was profitable in 2002, whereas losses were recorded in 2001. The improvement was due to more efficient operations in both the sealing and fluid systems units in Europe, as efforts to reduce the cost structure of the segment’s European operations through the restructuring initiatives implemented over the past two years favorably impacted results.

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

Outlook

Sales for the Automotive segment are expected to be approximately the same in 2003 as in 2002. An increase in volume from new business that will be launched during the year is expected to be offset by price concessions and slightly lower light vehicle production in 2003. The performance of the segment in 2003 may also differ substantially from the segment’s present expectations if light vehicle production is significantly higher or lower than is presently forecasted. The segment projected at the beginning of the year that light vehicle production in 2003 in North America, where nearly 75 percent of the segment’s sales are made, will be 16.2 million vehicles, down from 16.4 million in 2002. European and South American production levels are expected to be approximately the same in 2003 as in 2002. Given uncertainty over the prognosis for the United States and global economies in 2003, the segment is prepared to make rapid adjustments in its plans for the year if it becomes apparent that production levels will vary significantly from current predicted levels.

Several factors are expected to impact the segment in 2003. First, the segment is involved in numerous significant product launches in 2003, especially in its sealing systems operations in North America, where launches can be complex and costly. The segment’s ability to meet its profit forecasts for 2003 is dependent upon its ability to successfully implement its planned product launches. The largest of these launches is the body sealing package for the new Ford F-series truck. The launch of this vehicle, in which all of the North American divisions of the Automotive segment will participate, is expected to result in total sales on this platform of approximately $140 million by 2004, when the new truck is at full production.

Second, while not expected to be material in 2003, certain divisions of the segment are being affected by competition from imports from lower-cost production facilities, principally in Korea and China. The segment plans to meet this challenge by a combination of North American cost reductions and its own Asian sourcing.

Third, the competitive conditions in the global automotive industry continue to result in significant pressure on the segment to reduce the pricing for its products. The continued ability of the segment to maintain or improve its financial returns is dependent upon increasing its sales and reducing its costs to a level sufficient to offset the impact of price concessions.

In Europe, the segment continues to place additional business at its lower-cost facilities in Poland and the Czech Republic. Doing so is part of the segment’s plan to continue the profitability improvements manifested by the segment’s European operations in 2002. The limited number of new product launches in Europe in 2003 will allow the segment to concentrate on further restructuring and other cost reduction initiatives during the year.

In Brazil, the segment has been adversely affected by very poor economic conditions, unfavorable pricing for its products and the impact of a weak Brazilian currency. The impact of these factors has been softened by the cost savings associated with combining the segment’s sealing and fluid systems business into the segment’s plant in Varginha, Brazil, but additional business and better pricing will be required for the segment to earn an adequate return on its investment there in 2003 and beyond.

The segment has a 49 per cent equity position in Jin Young Standard, Inc. in Korea and is working closely with its Korean partner to expand Jin Young’s business with the Korean OEMs, who have increased their share of the global automobile market in recent years.

The segment has been successful in significantly improving its financial performance through increased market share and aggressive cost reduction measures. The segment expects that it will again be able to achieve significant efficiencies in 2003. The launch of significant new business beginning later in 2003 is expected to result in increased sales and operating profit in 2004 even if industry production levels remain unchanged.

Liquidity and Capital Resources

Generation and uses of cash - Net cash provided by operating activities was $341 million in 2002, $72 million higher than the $269 million generated in 2001, due primarily to a $94 million increase in net income from 2001. Net cash provided by operating activities of $269 million in 2001 was $38 million higher than the $231 million generated in 2000. This improvement was due in part to a change in the payment pattern of a significant tire customer, offset by a reduction in net income, adjusted for noncash charges, of $48 million. Changes in operating assets and liabilities resulted in the availability of $18 million in cash in 2002 compared to $36 million in 2001. In 2000, changes in operating assets and liabilities resulted in the consumption of $48 million of cash.

Net cash used in investing activities during 2002 reflects capital expenditures of $143 million, compared to $136 million in 2001 and $201 million in 2000. Capital expenditures in 2003 are expected to approximate $180 million, primarily to support new business launching in 2003 and 2004, and advances in manufacturing technology and process improvements throughout the Company’s operations. The Company’s capital expenditure commitments at December 31, 2002 are not material to its consolidated financial position or cash flows.

Net cash used in investing activities during 2001 includes the acquisition of certain assets of the tire retread business of The Hercules Tire & Rubber Company for $6 million and the purchase of certain assets of Siebe’s subsidiary in India. The Company sold several facilities related to restructuring initiatives and a corporate aircraft in 2002 for $12 million. Proceeds from the sales of assets in 2001 of $16 million included two tire distribution facilities and an aircraft. During 2000, the Company acquired Siebe for $223 million. In 2000, pretax proceeds from the sale of two plastics businesses acquired as part of the acquisition of Standard Products provided $110 million.

Through its financing activities in 2002 and 2001, the Company reduced its total debt by $217 million and $86 million, respectively. In 2002, the Company met scheduled debt maturities of $130 million and repurchased $97 million of its public notes. During December 2002, the Company borrowed $10 million of commercial paper notes under its credit facility with eleven banks. This short-term borrowing was repaid in January 2003. In 2001, the Company paid commercial paper borrowings of $127 million, repurchased $24 million of its public notes, met scheduled maturities of long-term debt of $15 million, and reduced its bank line borrowings. Offsetting this reduction in 2001 was the placement of $90 million of debt in Canada under a five-year note.

In 2000, the Company’s total debt increased by $129 million, due substantially to the issuance of commercial paper to fund the Siebe acquisition. This increase in debt was largely offset by proceeds received from the sale of two plastics businesses for cash of $110 million and by a purchase price adjustment related to the Siebe acquisition. The Company also used $42 million to repurchase 3,314,800 shares of its common shares in 2000.

Dividends paid on the Company’s common shares were $31 million, $30 million and $31 million in 2002, 2001 and 2000, respectively, as the Company maintained a quarterly dividend of 10.5 cents per share through the entire period.

Available credit facilities - On December 21, 2001, the Company amended and restated its revolving credit facility with a group of eight banks. Pursuant to the amendment, the ratio of income before fixed charges and income taxes to fixed charges (the “fixed charge coverage ratio”) required to be maintained by the Company under the agreement was reduced from 2.0 times to 1.5 times through September 30, 2002, 1.75 times at December 31, 2002 and 2.0 times thereafter. The amendment provided for the exclusion of certain charges in calculating the ratio. The amendment also allowed the Company to maintain a total debt to total capitalization ratio of 60 percent through December 31, 2002 and 55 percent thereafter, and permitted the exclusion of the impact of the cumulative currency translation adjustment recorded in equity from the total debt to total capitalization measurement. Further, the amendment provided that any adverse impact from any potential impairment of goodwill and other intangibles upon adoption in 2002 of SFAS No. 142, the new accounting standard for goodwill impairment, would be excluded from the calculation of both the fixed charge coverage and total debt to total capitalization ratios. The same amendments were made to the Company’s 6.55 percent notes placed with insurance companies. The Company was in compliance with these covenants at December 31, 2002. At that date, the ratio of total indebtedness to total capitalization was 48.5 percent under the definitions contained in the agreement. For the twelve months ended December 31, 2002, the fixed charge coverage ratio was 2.62 times. The Company anticipates that it will remain in compliance with these covenants in 2003, based upon its business forecast for the year.

On August 29, 2002, the Company increased its revolving credit facility from $250 million to $350 million, upon substantially the same terms and conditions as applied to the previous facility, and added three banks to the consortium that provides the facility. Of this amount, $175 million may be borrowed, repayable through a date as late as August 31, 2007. The remaining $175 million commitment expires on August 28, 2003. The Company has the option to convert any outstanding loans under the short-term commitment at that date into a one-year term loan. The Company generally renegotiates the short-term portion of its credit facility each year, and expects to do so again in 2003. The Company does not presently expect to experience difficulty in renegotiating this facility with its bank group. The credit facilities support issuance of commercial paper. At December 31, 2002, $10 million of commercial paper was outstanding. There were no borrowings under the credit facility at December 31, 2001.

In August 2001, a Canadian subsidiary of the Company entered into a $125 million loan agreement, which expires in August 2006, with Market Street Funding Corporation, an affiliated company of PNC Bank NA, which is secured by certain trade accounts receivable. These accounts receivable were not sold pursuant to this arrangement. At the time of the transaction, $90 million was advanced under the loan agreement, with a maturity date of August 2006 and interest at an average commercial paper floating rate plus a spread of .675 percent. No payments are due under this loan agreement prior to the August 2006 maturity date. At December 31, 2002, $90 million was outstanding under this agreement.

The Company established a $1.2 billion universal shelf registration in 1999 in connection with the acquisition of Standard Products. Fixed rate debt of $800 million was issued pursuant to the shelf registration in December 1999 to fund the acquisition. The remaining $400 million available under the shelf registration continues to be available at December 31, 2002. Securities that may be issued under this shelf registration include debt securities, preferred stock, fractional interests in preferred stock represented by depositary shares, common stock, and warrants to purchase debt securities, common stock or preferred stock.

Available cash and contractual commitments - At December 31, 2002, the Company had cash of $45 million. The Company’s additional borrowing capacity through use of its credit agreement with its bank group and other bank lines at December 31, 2002 is $371 million, with another $400 million available under the shelf registration.

The Company anticipates that cash flows from operations in 2003 will be positive after the Company’s projected capital expenditures, dividend and debt reduction goals are met, even if business levels for the year are lower than presently forecast. As noted below, long-term debt repayment obligations total only $12.5 million in 2003.

In addition, the Company has its entire $350 million revolving credit facility available, and is also attempting to sell assets valued at over $20 million, consisting of closed facilities and one of its ongoing plastics parts manufacturing plants.

The Company’s cash requirements relating to contractual obligations at December 31, 2002 are summarized in the following table:

(000's)		Payments Due by Period

		Less
		Than 1	1 – 3	4 – 5	After 5
Contractual Obligations	Total	Year	Years	Years	Years

Long-Term Debt	$874,726	$12,500	$—	$90,000	$772,226

Capital Lease Obligations	15,646	2,494	3,773	1,763	7,616

Operating Leases	107,505	13,675	21,636	18,231	53,963

Notes payable	21,956	21,956	—	—	—

Unconditional Purchase(a)	28,375	28,375	—	—	—

Total Contractual Cash Obligations	$1,048,208	$79,000	$25,409	$109,994	$833,805

(a)	Noncancellable purchase order commitments for raw materials, principally natural rubber, made in the ordinary course of business.

In addition, the Company has provided a guarantee on a loan for its joint venture with a subsidiary of Nishikawa Rubber Company, Ltd. The Company’s maximum exposure under this arrangement at December 31, 2002 was approximately $1.1 million.

Credit agency ratings - In November 2001, Moody’s Investors Service reduced the Company’s long-term debt rating from A3 to Baa2, with a stable outlook. In January 2002, Standard & Poor’s reduced the Company’s long-term corporate credit, senior unsecured debt and senior unsecured shelf registration ratings from BBB+ to BBB, with a stable outlook. These ratings are “investment grade.” Both Moody’s and Standard & Poor’s attributed the change in rating to the difficult industry conditions which they judge could prevent the Company from achieving the improvement in financial measures factored into the previous ratings. The ratings on the Company’s short-term credit and commercial paper ratings were affirmed at P-2 by Moody’s and at A-2 by Standard & Poor’s. The Company does not presently anticipate any downgrade in its credit ratings. However, if that were to occur, the Company believes it would continue to have access to the credit markets, although at higher borrowing costs than is presently the case.

New Accounting Standards

For a discussion of recent accounting pronouncements and their impact on the Company, see the “Significant Accounting Policies — Accounting pronouncements” note to the financial statements.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When more than one accounting principle, or the method of its application, is generally accepted, the Company selects the principle or method that is appropriate in its specific circumstances. The Company’s accounting policies are more fully described in the “Significant Accounting Policies” note to the financial statements. Application of these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment or estimation than other accounting policies.

Products liability – The Company is subject from time to time to products liability claims and lawsuits with respect to its tire products. The Company’s current policy is to conduct a quarterly evaluation of each individual products liability claim or lawsuit based on the specific facts and circumstances of each claim or lawsuit, historical trends and an assessment of the litigation environment. A judgment is then made, taking into account the views of counsel, past experience and other relevant factors, to determine the Company’s requirement to establish or revise an accrual for the aggregate liability. The Company’s exposure for each claim or lawsuit is limited by the coverage provided by its current products liability insurance program which will remain in effect through March 31, 2003. That program includes a relatively low per claim deductible and a cap on the total deductible on claims arising from occurrences which took place during a particular year. Legal costs are expensed as incurred. The disclosure of products liability costs in the Company’s financial statements includes the legal costs incurred in defending cases brought against the Company and accruals recorded pursuant to the forgoing policy. Products liability insurance premiums are not included as part of products liability costs, but are recorded as an insurance expense.

While the products liability insurance program which will take effect beginning on April 1, 2003 is not yet in place, it is likely the self-insured retention contained in any replacement program will be higher, it is possible the aggregate retention limit will be eliminated, and insurance premium costs will increase. This change in insurance coverage is expected to result in significant increases in product liability costs over 2002 levels, which are likely to impact the profits of the Tire segment. The Company is exploring options, including but not limited to the formation of a captive insurance company, to mitigate the impact of these changes. Such changes may also require the formulation of a different policy to account for products liability exposures. Whether a change is made, and if made, the nature of the change, cannot be determined until the new insurance program is in place.

Deferred tax assets – Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. In assessing the realizability of deferred tax assets, the Company establishes a valuation allowance to record its deferred tax assets at an amount that is more likely than not to be realized. While future projections for taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. At December 31, 2002, a valuation allowance of $10.3 million was recorded on purchased net operating loss carryforwards of $13.8 million and, to the extent such benefits are realized, the benefits will be recorded as an adjustment to goodwill.

At December 31, 2002, the Company has future tax benefits of $72 million related to various foreign and state net operating losses and other tax credit carryforwards for which valuation reserves of $34 million have been recorded. The Company recorded valuation allowances for certain net operating loss and tax credit carryforwards because it believes it is more likely than not that such carryforwards cannot be utilized. The remaining $38 million of future tax benefits primarily result from net operating loss carryforwards incurred by the Company’s subsidiaries in the United Kingdom and France and a United States foreign tax credit carryforward. Some of these can be utilized indefinitely while others expire from 2003 through 2023. The amounts expiring in the next five years, for which no valuation allowance has been recorded, approximate $11 million. It is more likely than not the carryforwards for which no valuation allowance has been established will be realized based upon forecasted future earnings, which are anticipated to result in future taxable income, and the implementation of certain tax strategies.

Impairment of long-lived assets – The Company’s long-lived assets include property, plant and equipment, long-term investments, goodwill and other intangible assets. If an indicator of impairment exists, the Company will compare the undiscounted cash flows generated by the business units to the carrying value of the long-lived assets. Based on current facts, the Company believes there is no impairment. The Company cannot predict the occurrence of future impairment-triggering events. Such events may include, but are not limited to, significant industry or economic trends and strategic decisions made in response to changes in the economic and competitive conditions impacting the Company’s businesses. As discussed in the notes to the financial statements, the Company assessed the impact of SFAS No. 142 at January 1, 2002 and again at December 1, 2002 and no impairment of goodwill and indefinite lived intangible assets was indicated.

Pension and postretirement benefits – The Company has recorded significant pension and other postretirement benefit liabilities which are developed from actuarial valuations, primarily for plans in the United States. Inherent in the determination of the Company’s pension liabilities are key assumptions regarding discount rates used to determine the present value of future benefits payments, expected returns on plan assets, and the rates of future compensation increases. The discount rate is also significant to the development of other postretirement benefit liabilities. The Company determines these assumptions in consultation with, and after input from, its actuaries.

The discount rate is used to determine the present value of future benefit payments and reflects the current rate at which the pension and other postretirement liabilities could be settled at the end of the year. The Company considers the prevailing interest rates on ten-year Moody’s Aa Corporate bonds when determining the discount rate. Based upon this analysis, the Company reduced the discount rate used to measure its United States pension and postretirement benefit liabilities to 6.75 percent at December 31, 2002 from 7.25 percent at December 31, 2001. The effect of this one-half percent reduction in the discount rate assumption will be increases of approximately $5 million in pension expense and approximately $1 million in other postretirement benefits expense.

The rate of future compensation increases is used to determine the future benefits to be paid for salaried and non-bargained employees, because the amount of a participant’s pension is partially attributable to the compensation earned during his or her career. The rate reflects the Company’s expectations over time for salary and wage inflation and the impacts of promotions and incentive compensation, which is based on profitability. The Company reduced the rate of future compensation increases used to measure its United States pension liabilities to 3.75 percent at December 31, 2002 from 4.75 percent at December 31, 2001, primarily due to its outlook for the economy and the industries in which it competes. The effect of this one percent decrease in the assumption for compensation increases in 2003 will be a decrease of approximately $3 million in pension expense.

The assumed long-term rate of return on pension plan assets is applied to the market value of plan assets to derive a reduction to pension expense which approximates the expected average rate of asset investment return over ten or more years. Any shortfall in the actual return on plan assets from the expected return will increase pension expense in future years due to the amortization of the shortfall. A decrease in the expected long-term rate of return will increase pension expense. Decreases in the level of actual plan assets will also serve to increase the amount of pension expense. During 2002, the value of the Company’s plan assets declined due to the general market conditions. Based on recent and projected market and economic conditions, the Company decreased the expected long-term return on its United States plan assets to 9 percent from the 9.5 percent assumed in 2002. This assumption change will result in an increase in pension expense for 2003 of approximately $3 million.

The Company instituted per participant caps on the amounts of retiree medical benefits it will provide to future retirees at the time it adopted SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to mitigate the impact of medical cost inflation on the Company’s retiree medical obligation. The caps do not apply to individuals who retired prior to certain specified dates. Costs in excess of these caps will be paid by plan participants. The Company believes these caps will be exceeded by the end of 2003.

During 2002, the Company announced it would implement increased cost sharing in 2004 in the retiree medical coverage provided to current retirees and also announced changes to the retiree health and life insurance benefits it provides to its domestic salaried and non-bargained hourly employees. The Company also determined such employees hired on or after January 1, 2003 are not eligible for these benefits. Subject to specific provisions contained in certain of its labor agreements, the Company has reserved the right to modify or terminate such benefits at any time.

Forward-Looking Statements

This report contains what the Company believes are “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding projections, expectations or matters which the Company anticipates may happen with respect to the future performance of the industries in which the Company operates, the economies of the United States and other countries, or the performance of the Company itself, which involve uncertainty and risk. Such “forward-looking statements” are generally, though not always, preceded by words such as “anticipates,” “expects,” “believes,” “projects,” “intends,” “plans,” “estimates,” and similar terms that connote a view to the future and are not merely recitations of historical fact. Such statements are made solely on the basis of the Company’s current views and perceptions of future events, and there can be no assurance that such statements will prove to be true. While such statements appear throughout this report, particular attention should be paid to the forward-looking statements contained in the sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Liquidity and Capital Resources” and the “Outlook” sections for both the Tire and Automotive segments. It is possible that actual results may differ materially from those projections or expectations due to a variety of factors, including but not limited to:

•	changes in economic and business conditions in the world, especially the continuation or escalation of the global tensions which currently exist,

•	increased competitive activity, including the inability of the Tire segment to obtain price increases to offset higher production or material costs,

•	the failure to achieve expected sales levels,

•	consolidation among the Company’s competitors and customers,

•	technology advancements,

•	unexpected costs and charges,

•	fluctuations in raw material and energy prices, including those of both crude petroleum and natural gas and the unavailability of such raw materials or energy sources,

•	changes in interest and foreign exchange rates,

•	increased pension expense resulting from continued poor investment performance of the Company’s pension plan assets and changes in discount rate and expected return on plan assets assumptions,

•	government regulatory initiatives, including the proposed and final regulations under the TREAD Act,

•	the cyclical nature and overall health of the global automotive industry, and the impact of the inability of the Company’s customers to meet their sales and production goals,

•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons,

•	the impact of labor problems, including a strike brought against the Company or against one or more of its large customers,

•	risks associated with new vehicle launches,

•	risks to the economy associated with external events, including those resulting from the events of September 11, 2001 and the impact on the economy of similar or related events which may occur in the future,

•	litigation brought against the Company,

•	an adverse change in the Company’s credit ratings, which could increase its borrowing costs and/or hamper its access to the credit markets,

•	the inability of either segment to execute the cost reduction strategies outlined by each for the coming year,

•	the inability to obtain or reductions in insurance coverage sufficient to cover the principal risks to the Company, and

•	other unanticipated events and conditions.

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

A ten percent decrease in interest rates would have adversely affected the fair value of the Company’s fixed-rate, long-term debt by approximately $46.1 million at December 31, 2002 and approximately $52.7 million at December 31, 2001. A ten percent increase in the interest rates for the Company’s floating rate long-term debt obligations would not have been material to the Company’s results of operations and cash flows.

The Company uses interest rate swap agreements to manage its exposure to interest rate risk. In October 2001, the Company entered into $100 million of interest rate swap agreements to convert a portion of its 7.75 percent fixed-rate, 2009 senior notes to a floating rate based on LIBOR. The Company’s exposure to changes in interest rates from its short-term notes payable issuances is not significant as such notes, which are not material to its financial position at December 31, 2002 and 2001, are issued at current market rates.

At December 31, 2002, the Company has derivative financial instruments that hedge foreign currency denominated intercompany loans. Gains or losses on the foreign currency denominated loans are offset by changes in the values of derivative financial instruments. To manage the volatility related to currency exchange exposures related to future sales and purchases, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. For the residual portion, the Company enters into forward exchange contracts and purchased options with maturities of less than 12 months pursuant to the Company’s policies and hedging practices. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value of cash flows of the underlying exposures being hedged. The Company’s unprotected exposures to earnings and cash flow fluctuations due to changes in foreign currency exchange rates were not significant at December 31, 2002 and 2001.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31
(Dollar amounts in thousands except per-share amounts)

	2000	2001	2002

Net sales	$3,472,372	$3,154,702	$3,329,957

Cost of products sold	2,939,815	2,724,692	2,839,757

Gross profit	532,557	430,010	490,200

Selling, general and administrative	225,824	227,229	237,239

Class action costs	—	72,194	—

Amortization of goodwill	15,553	15,705	—

Restructuring	38,699	8,648	4,565

Operating profit	252,481	106,234	248,396

Interest expense	97,461	90,695	75,587

Other income — net	(5,136)	(13,619)	(4,388)

Income before income taxes	160,156	29,158	177,197

Provision for income taxes	63,422	10,992	65,352

Net income	$96,734	$18,166	$111,845

Basic earnings per share	$1.31	$0.25	$1.53

Diluted earnings per share	$1.31	$0.25	$1.51

See Notes to Financial Statements, pages 27 to 44.

CONSOLIDATED BALANCE SHEETS
December 31
(Dollar amounts in thousands except per-share amounts)

Assets	2001	2002

Current assets:

Cash and cash equivalents	$71,835	$44,748

Accounts receivable, less allowances of $13,159 in 2001 and $14,319 in 2002	497,180	460,879

Inventories:

Finished goods	207,484	181,219

Work in process	32,838	33,457

Raw materials and supplies	66,156	65,965

	306,478	280,641

Prepaid expenses, deferred income taxes and assets held for sale	76,604	73,030

Total current assets	952,097	859,298

Property, plant and equipment:

Land and land improvements	47,713	51,618

Buildings	393,065	418,727

Machinery and equipment	1,636,773	1,718,444

Molds, cores and rings	156,209	154,282

	2,233,760	2,343,071

Less accumulated depreciation and amortization	1,027,686	1,145,096

Net property, plant and equipment	1,206,074	1,197,975

Goodwill	427,895	427,895

Intangibles, net of accumulated amortization of $14,698 in 2001 and $18,472 in 2002, and other assets	178,184	225,811

	$2,764,250	$2,710,979

See Notes to Financial Statements, pages 27 to 44.

December 31

Liabilities and Stockholders' Equity	2001	2002

Current liabilities:

Notes payable	$15,875	$21,956

Accounts payable	191,802	206,638

Accrued liabilities	222,503	189,662

Income taxes	564	96

Current portion of long-term debt	217,161	14,994

Total current liabilities	647,905	433,346

Long-term debt	882,134	875,378

Postretirement benefits other than pensions	197,757	205,630

Other long-term liabilities	106,202	241,137

Deferred income taxes	20,012	13,772

Stockholders’ equity:

Preferred stock, $1 per share par value; 5,000,000 shares	—	—

authorized; none issued

Common stock, $1 per share par value; 300,000,000 shares authorized; (83,903,845 in 2001) 84,861,511 shares issued in 2002	83,904	84,862

Capital in excess of par value	4,658	18,981

Retained earnings	1,103,080	1,184,115

Cumulative other comprehensive loss	(84,390)	(149,230)

	1,107,252	1,138,728

Less: 11,303,900 shares in treasury at cost in 2001 and 2002	(197,012)	(197,012)

Total stockholders’ equity	910,240	941,716

	$2,764,250	$2,710,979

See Notes to Financial Statements, pages 27 to 44.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands except per-share amounts)

				Cumulative
	Common	Capital In		Other	Common
	Stock	Excess of	Retained	Comprehensive	Shares in
	$1 Par Value	Par Value	Earnings	Income (Loss)	Treasury	Total

Balance at January 1, 2000	$83,799	$3,538	$1,049,599	$(6,053)	$(155,249)	$975,634

Net income			96,734			96,734

Other comprehensive income:

Minimum pension liability adjustment, net of $9,703 tax effect				(15,556)		(15,556)

Currency translation adjustment				(32,033)		(32,033)

Comprehensive income						49,145

Purchase of treasury shares					(41,772)	(41,772)

Stock compensation plans	49	444				493

Cash dividends — $.42 per share			(30,944)			(30,944)

Balance at December 31, 2000	83,848	3,982	1,115,389	(53,642)	(197,021)	952,556

Net income			18,166			18,166

Other comprehensive loss:

Minimum pension liability adjustment, net of $13,179 tax effect				(21,636)		(21,636)

Currency translation adjustment				(9,573)		(9,573)

Unrealized gain on marketable securities and change in fair value of derivatives, net of $285 tax effect				461		461

Comprehensive loss						(12,582)

Purchase of treasury shares

Stock compensation plans	56	676			9	741

Cash dividends — $.42 per share			(30,475)			(30,475)

Balance at December 31, 2001	83,904	4,658	1,103,080	(84,390)	(197,012)	910,240

Net income			111,845			111,845

Other comprehensive income:

Minimum pension liability adjustment, net of $42,739 tax effect				(76,268)		(76,268)

Currency translation adjustment				13,359		13,359

Unrealized gain on marketable securities and change in fair value of derivatives, net of $1,195 tax effect				(1,931)		(1,931)

Comprehensive income						47,005

Stock compensation plans	958	14,323				15,281

Cash dividends — $.42 per share			(30,810)			(30,810)

Balance at December 31, 2002	$84,862	$18,981	$1,184,115	$(149,230)	$(197,012)	$941,716

See Notes to Financial Statements, pages 27 to 44.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31
(Dollar amounts in thousands)

	2000	2001	2002

Operating activities:

Net income	$96,734	$18,166	$111,845

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	167,787	169,479	177,926

Amortization of goodwill and intangibles	20,994	20,808	4,959

Deferred income taxes	(4,876)	(22,148)	33,221

Class action settlement agreement, less payments	—	46,454	—

Changes in operating assets and liabilities, net of effects of businesses acquired and sold:

Accounts receivable	(28,954)	83,314	28,909

Inventories	(19,375)	(9,077)	32,482

Prepaid expenses, deferred income taxes and assets held for sale	(9,404)	2,500	(3,569)

Accounts payable	(19,763)	5,720	12,539

Accrued liabilities	6,169	(38,852)	(22,822)

Other non-current items	21,937	(7,216)	(34,814)

Net cash provided by operating activities	231,249	269,148	340,676

Investing activities:

Property, plant and equipment	(201,366)	(136,287)	(142,732)

Acquisition of businesses, net of cash acquired	(222,755)	(7,239)	(721)

Proceeds from sale of businesses	109,990	—	—

Proceeds from the sale of assets	2,136	15,828	12,443

Net cash used in investing activities	(311,995)	(127,698)	(131,010)

Financing activities:

Issuance of debt	322,669	188,159	59,647

Payment on debt	(194,207)	(273,840)	(276,376)

Purchase of treasury shares	(41,772)	—	—

Payment of dividends	(30,944)	(30,475)	(30,810)

Issuance of common shares	493	735	12,940

Net cash provided by (used in) financing activities	56,239	(115,421)	(234,599)

Effects of exchange rate changes on cash	(825)	11	(2,154)

Changes in cash and cash equivalents	(25,332)	26,040	(27,087)

Cash and cash equivalents at beginning of year	71,127	45,795	71,835

Cash and cash equivalents at end of year	$45,795	$71,835	$44,748

See Notes to Financial Statements, pages 27 to 44.

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

     The Company’s investment in Nishikawa Standard Company (“NISCO”), a 50 percent owned joint venture in the United States, is accounted for under the equity method. The Company’s investment in NISCO at December 31, 2001 and 2002 was $26,708 and $29,086, respectively, and is included in Intangibles and other assets in the accompanying Consolidated Balance Sheets.

     Cash and cash equivalents - The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Allowance for doubtful accounts – The allowance for doubtful accounts is established through charges to the provision for bad debts. The Company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis. The evaluation includes historical trends in collections and write-offs, management’s judgement of the probability of collecting accounts and management’s evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Accounts are determined to be uncollectible when the debt is deemed to be worthless or only recoverable in part, and are written off at that time through a charge against the allowance for doubtful accounts.

     Inventories – Inventories are valued at cost, which is not in excess of market. Inventory costs have been determined by the last-in, first-out (LIFO) method for substantially all domestic inventories. Costs of other inventories have been determined principally by the first-in, first-out (FIFO) method.

     Pre-production costs related to long-term supply arrangements — Design and development costs for molds, dies, and other tools owned by the Company to produce products under long-term supply arrangements are recorded at cost in property, plant, and equipment and amortized over the lesser of three years or the term of the related supply agreement. Amounts capitalized were $5,596 and $5,299 at December 31, 2001 and 2002, respectively. Costs incurred during the engineering and design phase of customer-owned tooling projects are expensed as incurred. If a contractual arrangement for reimbursement by the customer exists, development costs for tools to be owned by the customer are recorded in Intangibles and other assets. Reimbursable tooling costs included in Intangibles and other assets were $17,837 and $21,135 at December 31, 2001 and 2002, respectively. Upon completion and acceptance of customer-owned tooling, reimbursable costs are recorded as accounts receivable. At December 31, 2001 and 2002, respectively, $4,566 and $2,738 were included in accounts receivable for customer-owned tooling.

     Long-lived assets - Property, plant and equipment are recorded at cost and depreciated or amortized using the straight-line or accelerated methods over the following expected useful lives:

Buildings and improvements	15 to 50 years

Machinery and equipment	5 to 14 years

Furniture and fixtures	5 to 10 years

Molds, cores and rings	4 to 10 years

Intangibles with definite lives include trademarks, technology and intellectual property which are amortized over their useful lives which range from 5 years to 30 years. The Company evaluates the recoverability of long-lived assets based on undiscounted projected cash flows excluding interest and taxes when any impairment is indicated.

     Earnings per common share – Net income per share is computed on the basis of the weighted average number of common shares outstanding each year. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

(Number of shares in thousands)	2000	2001	2002

Numerator for basic and diluted earnings per share — net income available to common stockholders	$96,734	$18,166	$111,845

Denominator for basic earnings per share — weighted-average shares outstanding	73,585	72,559	73,312

Effect of dilutive securities — stock options and other stock units	68	179	712

Denominator for diluted earnings per share — adjusted weighted-average shares outstanding	73,653	72,738	74,024

Basic earnings per share	$1.31	$0.25	$1.53

Diluted earnings per share	$1.31	$0.25	$1.51

Options to purchase shares of the Company’s common stock that were not included in the computation of diluted earnings per share, because the option’s exercise prices were greater than the average market price of the common shares, were 2,872 in 2000, 1,195 in 2001 and 2,336 in 2002. These options could be dilutive in the future depending on the performance of the Company’s stock.

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

     Interest rate swaps are used to convert portions of the Company’s fixed rate debt to floating interest rates based on the Company’s desire to maintain a debt portfolio of fixed and variable rate debt within defined parameters. The interest rate swaps meet the criteria for and are designated as fair value hedges. Accordingly, changes in the fair value of the derivative instruments are offset by changes in the carrying value of the hedged debt.

     The Company uses foreign currency forward contracts as hedges of the fair value of certain non-U.S. dollar denominated asset and liability positions, primarily intercompany loans. Gains and losses resulting from the impact of currency exchange rate movements on these forward contracts are recognized in Other income-net in the period in which the exchange rates change and offset the foreign currency gains and losses on the underlying exposure being hedged.

     Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, unrealized gains and losses are recorded as a separate component of Cumulative other comprehensive loss and reclassified into earnings as the hedged transaction affects earnings.

     The Company’s hedges are designed to be highly effective at inception. The effectiveness of the hedge is measured by an historical and probable future high correlation of changes in the fair value of the hedging instruments with changes in value of the hedged item. If correlation ceases to exist, hedge accounting will be terminated and gains or losses recorded in other income. To date, high correlation has always been achieved. Any hedge ineffectiveness is recorded in earnings at the time the ineffectiveness occurs.

     Income taxes — Income tax expense is based on reported earnings before income taxes in accordance with the tax rules and regulations of the various taxing jurisdictions where the Company’s income is earned. The income tax rates imposed by these taxing jurisdictions vary substantially. Taxable income may differ from income before income taxes for financial accounting purposes. To the extent that differences are due to revenue or expense items reported in one period for tax purposes and in another period for financial accounting purposes, an appropriate provision for deferred income taxes is made using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. Deferred income taxes are not recorded on undistributed earnings of international affiliates based on the Company’s intention that these earnings will continue to be reinvested.

     Products liability — The Company accrues costs for products liability at the time a loss is probable and the amount of loss can be estimated. Each individual products liability claim or lawsuit is evaluated based on the specific facts and circumstances of each claim or lawsuit, historical trends and an assessment of the litigation environment. A judgment is then made to determine the Company’s requirement to establish or revise an accrual for the aggregate liability. The Company’s exposure for each claim or lawsuit is limited by the coverage provided by its current products liability insurance program. That program includes a relatively low per claim deductible and a cap on the total deductible on claims arising from occurrences which took place during a particular year. Legal costs are expensed as incurred.

     Advertising expense – Expenses incurred for advertising include production and media and are generally expensed when incurred. Dealer-earned cooperative advertising expense is recorded when earned. Advertising expense for 2000, 2001 and 2002 was $38,721, $38,088 and $36,723, respectively.

     Stock-based compensation - The Company accounts for employee stock option plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, “Accounting for Stock-Based Compensation” requires, if APB Opinion No. 25 is followed, disclosure of pro forma information regarding net income and earnings per share determined as if the Company accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2002	2001	2002

Risk-free interest rate	6.8%	4.9%	3.0%

Dividend yield	1.6%	2.3%	2.8%

Expected volatility of the Company’s common stock	0.245	0.269	0.330

Expected life in years	5.6	5.5	4.3

     The weighted-average fair value of options granted in 2000, 2001 and 2002 was $3.93, $3.52 and $3.35, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The Company’s reported and pro forma financial results are as follows:

	2000	2001	2002

Net income, as reported	$96,734	$18,166	$111,845

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(5,220)	(5,071)	(3,409)

Pro forma net income	$91,514	$13,095	$108,436

Basic earnings per share:

Reported	$1.31	$0.25	$1.53

Pro forma	1.24	0.18	1.48

Diluted earnings per share:

Reported	$1.31	$0.25	$1.51

Pro forma	1.24	0.18	1.46

     Warranties – The Tire segment provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates. If return rates differ materially from these historical rates, revisions to the estimated warranty liability would be required. The liability includes both the normal warranty and the enhanced warranty offered under the terms of the class action settlement. The following table details the activity in the Tire segment’s product warranty liabilities during 2002:

Reserve at January 1, 2002	$23,263

Additions	6,565

Payments	(6,597)

Reserve at December 31, 2002	$23,231

     Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of (1) revenues and expenses during the reporting period, and (2) assets and liabilities, as well as disclosure of contingent assets and liabilities, at the date of the financial statements. Actual results could differ from those estimates.

     Revenue recognition - Revenues are recognized when title to the product passes to customers. Shipping and handling costs are generally recorded in cost of sales.

     Research and development - Costs are charged to expense as incurred and amounted to approximately $99,500, $79,407 and $74,037 in 2000, 2001 and 2002, respectively.

     Accounting pronouncements – Effective January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Purchased goodwill and indefinite-lived intangible assets were no longer amortized as of that date, but will be tested for impairment annually. The Company also reevaluated its intangible assets and determined that any changes in their useful lives were not material to the results of its operations. A trademark was determined to have an indefinite life and has a carrying value of $13,192. At December 31, 2002, unamortized goodwill was approximately $428,000 (Tire segment $45,000 and Automotive segment $383,000). Pursuant to SFAS No. 142, the Company completed its initial test for goodwill impairment as of January 1, 2002 and no impairment was indicated. During the fourth quarter of 2002, the Company completed its annual test for goodwill impairment and no impairment was indicated at that time. The following table reflects the consolidated results as though the adoption of SFAS No. 142 occurred as of January 1, 2000:

	2000	2001	2002

Net Income:

Reported	$96,734	$18,166	$111,845

Goodwill amortization	15,553	15,705	—

Adjusted	$112,287	$33,871	$111,845

Basic earnings per share:

Reported	$1.31	$0.25	$1.53

Goodwill amortization	0.21	0.22	—

Adjusted	$1.52	$0.47	$1.53

Diluted earnings per share:

Reported	$1.31	$0.25	$1.51

Goodwill amortization	0.21	0.22	—

Adjusted	$1.52	$0.47	$1.51

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. There was no material effect on the Company’s consolidated results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The pronouncement becomes effective for fiscal years beginning after

December 15, 2002, with earlier adoption encouraged. The Company will, at the effective date, recognize restructuring costs in accordance with the pronouncement.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This Statement addresses the transition methods for entities that adopt the fair value method of accounting for stock-based employee compensation. This Statement also improves the prominence and clarity of the pro forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the Significant Accounting Policies note to the financial statements. In addition, this Statement improves the timeliness of these disclosures by requiring their inclusion in financial reports for interim periods. The Company adopted the disclosure requirements of SFAS No. 148 in December 2002, the effective date of the Standard.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation will significantly change current practices in the accounting for and disclosure of guarantees. Guarantees meeting the characteristics described in the Interpretation are required to be initially recorded at fair value, which is different from the general practice of recording a liability only when a loss is probable and reasonably estimable. The Interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor’s having to make payments under the guarantee is remote. The Interpretation’s disclosure requirements are effective for this year’s financial statements. The Company included appropriate disclosures in the “Warranties” section of the “Significant Accounting Policies” note and in the “Debt” note to the financial statements.

Acquisitions

     On January 28, 2000 the Company acquired Siebe Automotive, the automotive fluid handling division of Invensys plc for $222,755.

     During 2001 the Company completed the purchase of certain assets of Siebe’s subsidiary in India and acquired certain assets of the tire retread business of The Hercules Tire & Rubber Company. In July 2002, the Company acquired certain assets of the retread business of Teknor Apex Company, a manufacturer of rubber-based products.

     The asset acquisitions in 2000, 2001and 2002 do not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

Divestitures and Assets Held for Sale

     The Company is continuing its efforts to sell certain facilities in North America and Europe as part of its restructuring efforts within the Automotive segment. At December 31, 2001 assets of $30,300 were classified as assets held for sale on the Balance Sheet in Prepaid expenses, deferred income taxes and assets held for sale. During 2002 assets of $3,300 were sold and assets of $2,100 were written down to fair value. The remaining assets of $24,900 no longer meet the criteria of assets held for sale and these assets were reclassified to the appropriate categories on the balance sheet. When the assets were reclassified, the Company recorded $1,082 of retroactive depreciation expense.

Restructuring

     In connection with the 1999 acquisition of Standard Products, the Company had recorded an accrual for employee separation and other exit costs relating to a plan for the reorganization and closing of certain manufacturing facilities in Europe and the closure of its automotive sealing plant in Kittanning, Pennsylvania. At June 30, 2002, these initiatives had been completed and the reserve was reduced to zero. The following table summarizes the activity related to these restructuring accruals:

	Employee	Other
	Separation	Exit
	Costs	Costs	Total

Accrual at January 1, 2001	$2,100	$2,800	$4,900

Cash payments	(1,100)	(2,800)	(3,900)

Accrual at December 31, 2001	1,000	—	1,000

Cash payments	(140)	(260)	(400)

Adjustment to reserve	(860)	260	(600)

Accrual at December 31, 2002	$—	$—	$—

     During the fourth quarter of 2000, the Company approved a comprehensive restructuring plan to significantly improve efficiencies and reduce costs throughout its worldwide operations. As a result of this restructuring plan, the Company recorded a pre-tax charge of $34,300, consisting of $25,700 in employee separation costs, $4,100 in other related exit costs and $4,500 in asset impairments. The restructuring plan was to affect 22 manufacturing and administrative operations and reduce headcounts by approximately 1,100 employees. During 2001, 19 facilities were closed or downsized and 801 employees were terminated. Also in 2001, the Company recognized a $9,700 reversal of charges recorded for this initiative, primarily from lower than expected employee severance costs principally associated with the European initiatives. During 2002, 188 employees were terminated and two other facilities were downsized. At December 31, 2002, these initiatives were deemed to be completed and the reserve was reduced to zero. The Company recognized a $2,700 reversal of charges recorded for this initiative, due primarily to lower than expected severance costs associated with the European initiatives and the termination of fewer employees than expected. The following table summarizes the activity related to the restructuring charge recorded in 2000:

	Employee	Other
	Separation	Exit	Asset
	Costs	Costs	Impairments	Total

Accrual at January 1, 2001	$24,900	$4,100	$—	$29,000

Cash payments	(8,400)	(600)	—	(9,000)

Adjustment to reserve	(7,600)	(2,100)	—	(9,700)

Accrual at December 31, 2001	8,900	1,400	—	10,300

Cash payments	(5,000)	(1,500)	—	(6,500)

Adjustment of assets held for sale to fair value	—	—	(1,100)	(1,100)

Adjustment to reserve	(3,900)	100	1,100	(2,700)

Accrual at December 31, 2002	$—	$—	$—	$—

     Also included in restructuring costs in the 2000 Consolidated Statement of Income is $4,400 of employee separation costs at a tire production facility in the United Kingdom, employee relocation costs at an administrative site in North America and asset relocation and re-launch costs associated with the closing or consolidation of the Kittanning and European manufacturing facilities.

     During the fourth quarter of 2001, the Company approved a restructuring plan to improve efficiencies and reduce costs in its North American operations. As a result of this restructuring plan, the Company recorded a pre-tax charge of $9,100, consisting of $4,600 in employee separation costs, $600 in other related exit costs and $3,900 in asset impairments. This restructuring plan principally affected four manufacturing and administrative facilities and was to reduce headcounts by approximately 385 employees. The Company targeted the fourth quarter of 2002 for completion of the plan. At December 31, 2002 these initiatives had been completed and the reserve has been reduced to zero. A total of 333 employees were terminated. The following table summarizes the activity related to the restructuring charge recorded in 2001:

	Employee	Other
	Separation	Exit	Asset
	Costs	Costs	Impairments	Total

Original accrual	$4,600	$600	$3,900	$9,100

Write-off and write-down of assets to fair market value	—	—	(3,900)	(3,900)

Cash payments	(600)	—	—	(600)

Accrual at December 31, 2001	4,000	600	—	4,600

Adjustment of assets held for sale to fair value	—	—	(1,000)	(1,000)

Cash payments	(2,400)	(700)	—	(3,100)

Adjustment to reserve	(1,600)	100	1,000	(500)

Accrual at December 31, 2002	$—	$—	$—	$—

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

     During the fourth quarter of 2002, the Company approved a restructuring plan to improve efficiencies in its international operations. The plan includes the relocation of a mixing facility to France and the consolidation of facilities in the United Kingdom and Brazil. As a result of this restructuring plan, the Company recorded a pre-tax charge of $2,700 consisting entirely of employee separation costs. No amounts were paid in 2002. This plan will reduce headcounts by approximately 230 employees. The Company has targeted the third quarter of 2003 for completion of these initiatives.

     Also included in restructuring costs in the 2002 Consolidated Statement of Income is $2,600 of asset write-downs at North American facilities in excess of amount established in the restructuring reserves, $700 in severance costs in excess of amounts reserved and $1,800 in production transfer costs in both Europe and North America.

Inventories

Under the LIFO method, inventories have been reduced by approximately $46,565 and $52,336 at December 31, 2001 and 2002, respectively, from current cost which would be reported under the first-in, first-out method. Approximately 77 percent and 67 percent of the Company’s inventories have been valued under the LIFO method at December 31, 2001 and 2002, respectively.

Debt

On August 29, 2002, the Company increased its revolving credit facility with a consortium of eleven banks (“the Agreement”) from $250,000 to $350,000, upon substantially the same terms and conditions as applied to the previous facility. The Agreement, as amended, provides up to $175,000 in credit facilities until August 31, 2007 and an additional $175,000 in credit facilities until August 28, 2003. The Company has the option to convert any outstanding loans under the short-term commitment into a one-year term loan. The loans may be denominated in either U.S. Dollars or certain other currencies based upon Eurodollar interest rates or the agent bank’s base rate. In addition, the terms of the Agreement permit the Company to request bid rate loans from banks participating in the Agreement. Borrowings under the Agreement bear a margin linked to the Company’s long-term credit ratings from Moody’s and Standard & Poor’s. There are no compensating balances required and the facility fees are not material. The credit facilities also support issuance of commercial paper. There were no borrowings under the revolving credit facilities, and $9,900 of commercial paper, included in Notes payable on the Consolidated Balance Sheet, was outstanding at December 31, 2002.

In August 2001 a Canadian subsidiary of the Company entered into a $125,000 loan agreement with Market Street Funding Corporation, an affiliated company of PNC Bank NA, which is secured by certain trade accounts receivable. At that time, $90,000 was advanced under the loan agreement with a maturity date of August 2006. Interest on the loan is at a floating rate, based on the average commercial paper rates of Market Street Funding Corporation.

The 6.55 percent notes are placed directly with three insurance companies and are unsecured. The final principal payment of $12,500 is required in December 2003.

In October 2001 the Company entered into $100,000 of interest rate swap contracts with Bank of America to convert a portion of its 7.75 percent fixed rate, 2009 Senior Notes to a floating, LIBOR+2.5 percent rate basis. At December 31, 2002 the carrying value of the 7.75 percent notes has increased by the fair value of the related interest rate swap of $7,300. The net amounts paid or received from these interest rate swap contracts are recorded as an offset to interest expense.

The Company has provided a guarantee on a loan for its joint venture with Nishikawa Rubber Company. The Company’s maximum exposure under this arrangement at December 31, 2002 was approximately $1,100.

The following table summarizes the long-term debt of the Company at December 31, 2001 and 2002:

	2001	2002

7.25% unsecured notes, aggregate principal payment due December 2002	$201,335	$—

7.75% unsecured notes, aggregate principal payment due December 2009	345,154	357,326

8% unsecured notes, aggregate principal payment due December 2019	225,000	225,000

7.63% unsecured notes, aggregate principal payment due March 2027	200,000	189,900

6.55% unsecured notes due 2002 through 2003	25,000	12,500

Canadian floating rate note due 2006	90,000	90,000

Capitalized leases and other	12,806	15,646

	1,099,295	890,372

Less current maturities	217,161	14,994

	$882,134	$875,378

The maturities of long-term debt through 2007 are as follows:

2003	$14,994

2004	2,515

2005	1,258

2006	90,838

2007	925

The Company’s debt agreements require it to maintain, among other things, certain financial ratios. Retained earnings of $360,218 at December 31, 2002 are available for the payment of cash dividends and purchases of the Company’s common shares.

The Company and its subsidiaries also have, from various banking sources, approximately $41,900 of available short-term lines of credit of which $10,300, included in Notes payable on the Consolidated Balance Sheet, is outstanding at December 31, 2002, at rates of interest approximating euro-based interest rates. The amounts available and outstanding vary based on exchange rates as borrowings may be in currencies other than the United States dollar.

The weighted average interest rate of short-term notes payable at December 31, 2001 and 2002 was 5.5 percent and 3.4 percent, respectively.

Interest paid on debt during 2000, 2001 and 2002 was $97,177, $90,474 and $82,334, respectively. The amount of interest capitalized was $1,022, $503 and $418 during 2000, 2001 and 2002, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s debt is computed using discounted cash flow analyses based on the Company’s estimated current incremental borrowing rates. The carrying amounts and fair values of the Company’s financial instruments as of December 31 are as follows:

	2001		2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$71,835	$71,835	$44,748	$44,748

Notes payable	(15,875)	(15,875)	(21,956)	(21,956)

Current portion of long-term debt	(217,161)	(223,061)	(14,994)	(15,394)

Long-term debt	(882,134)	(856,934)	(875,378)	(975,078)

Derivative financial instruments	(2,053)	(2,053)	6,911	6,911

The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures and fair value hedges of fixed rate debt. Exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations are offset by the change in values of the fair value foreign currency hedges. The Company presently hedges exposures in the Euro, Canadian dollar and the British pound sterling generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2001 and 2002 was $253,000 and $243,000, respectively. The counterparties to each of these agreements are major commercial banks. Management believes that the probability of losses related to credit risk on investments classified as cash and cash equivalents is remote.

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

Stock-Based Compensation

Stock Options

The Company’s 1998 and 2001 incentive compensation plans allow the Company to grant awards to key employees in the form of stock options, stock awards, restricted stock units, stock appreciation rights, performance units, dividend equivalents and other awards. The 1986 and 1996 incentive stock option plans and the 1998 and 2001 incentive compensation plans provide for granting options to key employees to purchase common shares at prices not less than market at the date of grant. Options under these plans may have terms of up to ten years becoming exercisable in whole or in consecutive installments, cumulative or otherwise. The plans allow the granting of nonqualified stock options which are not intended to qualify for the tax treatment applicable to incentive stock options under provisions of the Internal Revenue Code. Options which were outstanding at December 31, 2002 under these plans have a term of ten years and become exercisable 50 percent after the first year and 100 percent after the second year.

     The 1998 employee stock option plan allowed the Company to make a nonqualified option grant to substantially all of its employees to purchase common shares at a price not less than market at the date of grant. Options granted under this plan have a term of ten years and are exercisable in full beginning three years after the date of grant.

     The Company’s 2002 nonqualified stock option plan provides for granting options to directors who are not current or former employees of the Company to purchase common shares at prices not less than market at the date of grant. Options granted under this plan have a term of ten years and are exercisable in full beginning one year after the date of grant.

     Summarized information for the plans follows:

			Weighted
			Average
		Number of	Exercise	Available
		Shares	Price	For Grant

January 1, 2000

	Outstanding	2,491,601	$21.34

	Exercisable	792,098	21.61

	Granted	1,587,075	12.60

	Exercised	(29,600)	9.11

	Cancelled	(243,880)	19.79

December 31, 2000				1,970,157

	Outstanding	3,805,196	17.89

	Exercisable	1,083,421	22.01

	Granted	1,276,947	13.46

	Exercised	(39,100)	12.63

	Expired	(46,100)	15.19

	Cancelled	(284,650)	16.96

December 31, 2001				5,832,026

	Outstanding	4,712,293	16.82

	Exercisable	2,778,196	19.37

	Granted	1,334,000	15.08

	Exercised	(922,923)	13.39

	Expired	(31,600)	24.94

	Cancelled	(204,619)	17.65

December 31, 2002				5,123,345

	Outstanding	4,887,151	16.91

	Exercisable	3,018,126	18.34

The weighted average remaining contractual life of options outstanding at December 31, 2002 is 7.9 years. Segregated disclosure of options outstanding at December 31, 2002 is as follows:

	Range of Exercise Prices

	Less	Equal to or
	than $20.00	greater than $20.00

Options outstanding	3,042,537	1,844,614

Weighted average exercise price	$14.03	$21.64

Remaining contractual life	9.3	5.5

Options exercisable	1,187,512	1,830,614

Weighted average exercise price	$13.29	$21.62

Restricted Stock Units

Under the 1998 Incentive Compensation Plan, restricted stock units may be granted to officers and other key employees. Deferred compensation related to the restricted stock units is determined based on the fair value of the Company’s stock on the date of grant and is amortized to expense over the vesting period.

     In 1999 the Company granted 49,210 restricted stock units with a weighted average fair value of $16.50 per unit and vesting periods of one to two years. In 2001, the Company granted 3,836 restricted stock units with a weighted average fair value of $13.47 per unit and vesting periods of one and two years. In 2002, the Company granted 23,000 restricted stock units with a weighted average fair value of $14.98 and a vesting period of five years. The grants provide for accrual of dividend equivalents. At December 31, 2002, 67,509 restricted stock units were outstanding.

Common Stock

There were 20,892,355 common shares reserved for grants under compensation plans and contributions to the Company’s Thrift and Profit Sharing and Pre-Tax Savings plans at December 31, 2002. The Company matches contributions made by participants to these plans in accordance with a formula based upon the financial performance of the Company. Matching contributions are directed to the Company Stock Fund and they must remain invested in that fund until an employee has attained three years of service with the Company. Once an employee has attained three years of service, any matching contributions may be transferred to any of the other investment funds offered under the plans.

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

     For defined benefit plans, benefits are generally based on compensation and length of service for salaried employees and length of service for hourly employees. Effective January 1, 2002, a new hybrid pension plan covering all domestic salaried and non-bargained hourly employees was established. Current employees meeting certain requirements were grandfathered in the previous defined benefit programs. The new pension plan resembles a savings account. Amounts are credited based on a combination of age, years of service and percentage of earnings. A cash out option is available upon termination or retirement.

     The Company’s general funding policy is to contribute amounts deductible for United States federal income tax purposes or amounts as required by local statute. Employees of certain of the company’s foreign operations are covered by either contributory or non-contributory trusteed pension plans.

     Participation in the Company’s defined contribution plans is voluntary and participants’ contributions are limited based on their compensation. The Company matches certain plan participants’ contributions up to various limits. Company contributions for certain of these plans are dependent on operating performance. Expense for those plans was $18,326, $6,149 and $10,536 for 2000, 2001 and 2002, respectively.

     The Company currently provides retiree health care and life insurance to a significant percentage of its domestic salaried and hourly employees. Domestic salaried and non-bargained hourly employees hired on or after January 1, 2003 will not be eligible for retiree health care or life insurance coverage. Subject to specific provisions contained in certain of its labor agreements, the Company has reserved the right to modify or terminate such benefits at any time. The Company intends to implement increased cost sharing in 2004 in the retiree medical coverage provided to eligible current and future retirees.

     The following tables disclose information related to the Company’s defined benefit plans and other postretirement benefits. In 2002, four international plans were determined to have characteristics of a defined benefit plan. The accompanying financial statements appropriately included the assets, liabilities and expenses for these four plans for all periods presented. The pension disclosures for 2001 have been adjusted to include these plans.

			Other
	Pension Benefits		Postretirement Benefits

	2001	2002	2001	2002

Change in benefit obligation:

Benefit obligation at January 1	$798,750	$806,717	$265,919	$309,499

Divestiture	(619)	—	—	—

Service cost — employer	28,946	26,767	5,836	6,229

Participant contributions	2,146	2,193	—	—

Interest cost	58,691	59,497	19,672	22,107

Actuarial loss	3,981	16,663	36,758	18,808

Amendments	(35,365)	9,027	—	(26,906)

Benefits paid	(45,029)	(43,955)	(18,356)	(18,754)

Foreign currency exchange rate effect	(4,784)	18,372	(330)	76

Benefit obligation at December 31	$806,717	$895,281	$309,499	$311,059

Change in plans’ assets:

Fair value of plans’ assets at January 1	$739,171	$710,508	$—	$—

Divestiture	(607)	—	—	—

Actual return on plans’ assets	(21,871)	(45,186)	—	—

Employer contributions	41,792	57,482	—	—

Participant contributions	2,146	2,193	—	—

Benefits paid	(44,806)	(43,719)	—	—

Other disbursements	(374)	—	—	—

Foreign currency exchange rate effect	(4,943)	13,160	—	—

Fair value of plans’ assets at December 31	$710,508	$694,438	$—	$—

Funded status of the plans	$(96,209)	$(200,843)	$(309,499)	$(311,059)

Unrecognized actuarial loss	163,767	289,350	91,037	80,276

Unrecognized prior service cost	(28,390)	(21,902)	4,137	1,201

Unrecognized net transition obligation	1,374	399	—	—

Adjustment for minimum liability	(77,196)	(201,080)	—	—

Net amount recognized	$(36,654)	$(134,076)	$(214,325)	$(229,582)

Amounts recognized in the balance sheets:

Prepaid expenses, deferred income taxes and assets held for sale	$1,051	$531	$—	$—

Intangibles and other assets	51,823	82,263	—	—

Accrued liabilities	(6,907)	(8,183)	(16,568)	(23,952)

Postretirement benefits other than pensions	—	—	(197,757)	(205,630)

Other long-term liabilities	(82,621)	(208,687)	—	—

Net amount recognized	$(36,654)	$(134,076)	$(214,325)	$(229,582)

Assumptions as of December 31:

Discount rate	7.19%	6.79%	7.25%	6.75%

Expected return on plan assets	9.69%	9.29%	—	—

Rate of compensation increase	4.77%	4.76%	—	—

The discount rate for the Company’s domestic pension plans was 7.25% in 2001 and 6.75% in 2002. For the Company’s foreign plans, the weighted-average discount rate was 6.98% in 2001 and 6.92% in 2002. The expected return on plan assets for the Company’s domestic plans was 10% in 2001 and 9.5% in 2002. For the Company’s foreign plans, the weighted-average expected rate of return on plan assets was 8.56% in both 2001 and 2002. The rate of compensation increase assumed for the Company’s domestic plans was 4.75% in both 2001 and 2002. For the Company’s foreign plans, the weighted-average rate of compensation increase was 4.83% in 2001 and 4.78% in 2002.

     At December 31, 2002 the weighted average assumed annual rate of increase in the cost of health care benefits (health care cost trend rate) was 9.0 percent per year for 2003 through 2005 and 6.0 percent per year for 2006 and thereafter.

					Other
	Pension Benefits			Postretirement Benefits

	2000	2001	2002	2000	2001	2002

Components of net periodic benefit cost:

Service cost	$27,799	$28,946	$26,767	$5,420	$5,836	$6,229

Interest cost	54,797	58,691	59,497	17,473	19,672	22,107

Expected return on plan assets	(68,227)	(70,088)	(66,125)	—	—	—

Amortization of transition obligation	1,088	1,088	975	—	—	—

Amortization of prior service cost	5,902	5,043	2,955	475	1,508	1,323

Recognized actuarial loss	3,122	3,979	8,983	1,142	2,054	4,278

Net periodic benefit cost	$24,481	$27,659	$33,052	$24,510	$29,070	$33,937

     The following table lists the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets at December 31, 2001 and 2002:

	2001		2002

	Projected	Accumulated	Projected	Accumulated
	benefit	benefit	benefit	benefit
	obligation	obligation	obligation	obligation
	exceeds plan	exceeds plan	exceeds plan	exceeds plan
	assets	assets	assets	assets

Projected benefit obligation	$802,177	$243,965	$895,281	$879,277

Accumulated benefit obligation	706,957	239,582	828,460	815,126

Fair value of plan assets	705,869	191,133	694,438	679,831

     Assumed health care cost trend rates for Other Postretirement Benefits have a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One
	Percentage Point

	Increase	Decrease

Increase (decrease) in total service and interest cost components	$627	$(550)

Increase (decrease) in the postretirement benefit obligation	7,658	(6,707)

Income Taxes

Components of income (loss) before income taxes are as follows:

	2000	2001	2002

United States	$143,426	$(29,339)	$90,959

Foreign	16,730	58,497	86,238

Total	$160,156	$29,158	$177,197

The provision for income taxes consists of the following:

	2000	2001	2002

Current:

Federal	$53,974	$2,289	$—

State and local	6,789	1,258	259

Foreign	7,535	29,593	31,872

	68,298	33,140	32,131

Deferred:

Federal	(3,998)	(9,538)	28,525

State and local	(878)	(5,606)	2,868

Foreign	—	(7,004)	1,828

	(4,876)	(22,148)	33,221

	$63,422	$10,992	$65,352

The following schedule reconciles the United States statutory federal rate to the Company’s income tax provision:

	2000	2001	2002

Income tax provision at 35%	$56,055	$10,205	$62,019

State and local income tax, net of federal income tax effect	3,842	(2,791)	2,032

Amortization of nondeductible goodwill	5,424	5,022	—

U.S. tax credits	(3,400)	(3,130)	(2,653)

Extraterritorial income exclusion	(1,400)	(1,570)	(1,500)

Difference in effective tax rates of international operations	1,679	2,115	3,567

Other — net	1,222	1,141	1,887

Income tax provision	$63,422	$10,992	$65,352

Effective income tax rate	39.6%	37.7%	36.9%

Payments for income taxes in 2000, 2001 and 2002 were $90,683, $28,092 and $57,498, respectively.

     Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2001	2002

Deferred tax assets:

Other postretirement benefits	$110,151	$161,483

Net operating loss and tax credit carryforwards	58,451	71,513

All other items	39,811	29,979

Total deferred tax asset	208,413	262,975

Deferred tax liabilities:

Property, plant and equipment	(130,827)	(165,985)

Pension benefits	(17,293)	(30,445)

All other items	(41,569)	(23,549)

Total deferred tax liability	(189,689)	(219,979)

	18,724	42,996

Valuation allowances	(20,333)	(33,896)

Net deferred tax asset (liability)	$(1,609)	$9,100

The net deferred taxes in the Consolidated Balance Sheets are as follows:

	2001	2002

Current assets	$18,403	$22,872

Non-current liabilities	(20,012)	(13,772)

Net deferred tax asset (liability)	$(1,609)	$9,100

     The Company has not provided deferred income taxes on approximately $176,000 of undistributed earnings of its international affiliates which will continue to be reinvested. It is not practicable to determine the amount of additional United States income taxes that could be payable upon remittance of these earnings since taxes payable would be reduced by foreign tax credits based upon income tax laws and circumstances at the time of distribution.

     At December 31, 2002, the Company’s foreign subsidiaries, primarily in the United Kingdom and France, have operating loss carryforwards aggregating $127,012, with expiration dates beginning in 2005 and continuing indefinitely, and the Company and its domestic subsidiaries have state and local operating loss carryforwards aggregating $100,028, with expiration dates beginning in 2003 and continuing to 2023. The Company also has a foreign tax credit carryforward of $8,871 expiring in 2006 and other tax credit carryforwards aggregating $14,009, with expiration dates beginning in 2003 and continuing indefinitely. Approximately $13,800 of the future tax benefits relate to carryforwards assumed with acquisitions. A valuation allowance of $10,300 was recorded on these purchased net operating loss carryforwards and, to the extent such benefits are realized, the benefits will be recorded as an adjustment to goodwill. The carryforwards for which no valuation allowance has been established are expected to be realized based upon forecasted future earnings, resulting in future taxable income, and the implementation of certain tax strategies. The increase in the valuation allowance in 2002 was attributable to losses and credits in jurisdictions where realization of such carryforwards was uncertain based upon forecasted future earnings.

Lease Commitments

The Company rents certain manufacturing facilities and equipment under long-term leases expiring at various dates. Rental expense for operating leases was $31,287, $36,107 and $33,911 for 2000, 2001 and 2002, respectively.

     Future minimum payments for all non-cancelable operating leases, in aggregate of $107,505, are as follows:

2003	$13,875

2004	11,948

2005	9,688

2006	8,859

2007	9,372

Thereafter	53,963

Cumulative Other Comprehensive Loss

The balances of each component of Cumulative Other Comprehensive Loss in the accompanying Statements of Stockholders’ Equity are as follows:

	2000	2001	2002

Cumulative currency translation adjustment	$(31,240)	$(40,813)	$(27,454)

Unrealized gains/ (losses) on marketable securities and changes in fair value of derivatives, net of amounts realized	—	746	(2,380)

Tax effect	—	(285)	910

Net	—	461	(1,470)

Minimum pension liability	(36,361)	(71,196)	(190,203)

Tax effect	13,959	27,158	69,897

Net	(22,402)	(44,038)	(120,306)

	$(53,642)	$(84,390)	$(149,230)

Unrealized gains (losses) on marketable securities are net of amounts recognized in net income. In 2001, $1,138 of gains were recognized and in 2002, $434 of losses were recognized.

Accrued Liabilities

Accrued liabilities at December 31 are as follows:

	2001	2002

Payroll	$53,088	$74,354

Class action settlement	37,840	8,624

Other	131,575	106,684

	$222,503	$189,662

Other Long-term Liabilities

Other long-term liabilities at December 31 are as follows:

	2001	2002

Minimum pension liability	$77,196	$200,063

Class action settlement	8,614	11,896

Nonqualified executive plans	4,872	6,857

Other	15,520	22,321

	$106,202	$241,137

Other Income — Net

The components of Other income — net for the years 2000, 2001 and 2002 are as follows:

	2000	2001	2002

Foreign currency losses	$(2,631)	$(1,224)	$(1,458)

Minority interest and equity earnings	4,479	2,579	2,498

Interest income	2,575	3,295	3,293

Gains on sales of non-manufacturing assets	—	8,263	2,201

Debt extinguishment	—	(745)	(2,651)

Other	713	1,451	505

	$5,136	$13,619	$4,388

The non-manufacturing assets sold in 2001 included a corporate aircraft and two tire distribution facilities and in 2002 was a corporate aircraft.

Business Segments

The Company has two reportable segments – Cooper Tire and Cooper-Standard Automotive. The Company’s reportable segments are each managed separately because they offer different products requiring different marketing and distribution strategies.

     Cooper Tire produces light vehicle, truck and motorcycle tires, and inner tubes, which are sold nationally and internationally in the replacement tire market to independent dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell other products in addition to tires, and supplies equipment and materials to the truck tire retread industry.

     Cooper-Standard Automotive produces body sealing systems, active and passive vibration control systems, and fluid handling systems, primarily for the global automotive original equipment manufacturing and replacement markets.

     The following customers of the Automotive Segment contributed 10 percent or more of total consolidated net sales. Their net sales and percentage of consolidated Company sales for 2000, 2001, and 2002 are as follows:

	2000			2001			2002

Ford	$487,000		14%	$455,000		14%	$491,000	15%

DaimlerChrysler	367,000		11%	356,000		11%	344,000	10%

General Motors		N/A			N/A		338,000	10%

     The accounting policies of the reportable segments are consistent with those described in the Significant Accounting Policies note to the financial statements. Corporate administrative expenses are allocated to segments based principally on assets, employees and sales. The following table details segment financial information:

	2000	2001	2002

Revenues

Tire	$1,802,607	$1,704,623	$1,769,058

Automotive	1,698,519	1,477,409	1,585,953

Eliminations and other	(28,754)	(27,330)	(25,054)

Consolidated	3,472,372	3,154,702	3,329,957

Segment profit

Tire	183,865	73,192	137,403

Automotive	68,616	39,001	117,473

Corporate	—	(5,959)	(6,480)

Operating profit	252,481	106,234	248,396

Other income — net	5,136	13,619	4,388

Interest expense	(97,461)	(90,695)	(75,587)

Income before income taxes	160,156	29,158	177,197

Depreciation and amortization expense

Tire	107,886	110,065	110,512

Automotive	80,895	79,428	70,769

Corporate	—	794	1,604

Consolidated	188,781	190,287	182,885

Segment assets

Tire	1,439,221	1,345,711	1,254,576

Automotive	1,393,854	1,263,334	1,260,879

Corporate and other	63,598	155,205	195,524

Consolidated	2,896,673	2,764,250	2,710,979

Expenditures for long-lived assets

Tire	107,598	74,863	73,422

Automotive	93,768	58,482	67,686

Corporate	—	2,942	1,624

Consolidated	201,366	136,287	142,732

Geographic information for revenues, based on country of origin, and long-lived assets follows:

	2000	2001	2002

Revenues

North America	$2,917,048	$2,624,283	$2,755,700

Europe	489,473	472,204	522,754

Other	65,851	58,215	51,503

Consolidated	3,472,372	3,154,702	3,329,957

Long-lived assets

North America	1,058,265	983,128	964,868

Europe	188,876	188,022	206,424

Other	38,255	34,924	26,683

Consolidated	1,285,396	1,206,074	1,197,975

Sales from the United States amounted to $2,560,604, $2,306,416 and $2,401,269 in 2000, 2001 and 2002, respectively. Shipments of domestically-produced products to customers outside the U. S. approximated eight percent of net sales in 2000, 2001 and seven percent of net sales in 2002.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

Cooper Tire & Rubber Company

     We have audited the accompanying consolidated balance sheets of Cooper Tire & Rubber Company as of December 31, 2001 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15 (a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper Tire & Rubber Company at December 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in the “Significant Accounting Policies” note to the financial statements, in 2002 the Company changed its method of accounting for goodwill.

/s/ Ernst & Young LLP ERNST & YOUNG LLP

Toledo, Ohio

January 31, 2003

SELECTED QUARTERLY DATA	(Unaudited)
(Dollar amounts in thousands except per-share amounts.)

	2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$757,614	$829,040	$791,458	$776,590

Gross profit	96,118	118,969	113,107	101,816

Net income (a)	3,648	18,338	(19,512)	15,692

Basic and diluted earnings per share	0.05	0.25	(0.27)	0.22

Revenues from external customers:

Tire	$388,235	$433,438	$461,757	$421,193

Automotive	376,788	403,623	335,914	361,084

Eliminations and other	(7,409)	(8,021)	(6,213)	(5,687)

Net sales	$757,614	$829,040	$791,458	$776,590

Segment profit:

Tire (b)	$16,204	$26,527	$(9,276)	$39,737

Automotive (c)	10,271	23,659	51	5,020

Corporate	(1,482)	(1,242)	588	(3,823)

Operating profit	24,993	48,944	(8,637)	40,934

Interest expense	(23,290)	(23,364)	(22,349)	(21,692)

Other — net	4,115	3,667	(370)	6,207

Income before income taxes	$5,818	$29,247	$(31,356)	$25,449

	2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$812,977	$836,075	$839,277	$841,628

Gross profit	121,878	140,188	109,777	118,357

Net income	26,115	38,975	23,260	23,495

Basic earnings per share	0.36	0.53	0.32	0.32

Diluted earnings per share	0.36	0.52	0.31	0.32

Revenues from external customers:

Tire	$433,430	$413,639	$464,401	$457,588

Automotive	386,041	429,353	381,477	389,082

Eliminations and other	(6,494)	(6,917)	(6,601)	(5,042)

Net sales	$812,977	$836,075	$839,277	$841,628

Segment profit:

Tire	$43,392	$36,949	$27,367	$29,695

Automotive	21,425	44,062	27,424	24,562

Corporate	(4,023)	(1,641)	(25)	(791)

Operating profit	60,794	79,370	54,766	53,466

Interest expense	(20,001)	(18,570)	(18,718)	(18,298)

Other — net	659	1,065	873	1,791

Income before income taxes	$41,452	$61,865	$36,921	$36,959

(a)	Includes $44,977 after tax, $.62 per share of class action costs, of which $39,690 after tax, $.55 per share were in the third quarter and $15,705, $.22 per share of goodwill amortization costs.

(b)	Includes $72,194 of class action costs, of which $63,707 were in the third quarter and $1,607 of goodwill amortization costs.

(c)	Includes $14,098 of goodwill amortization costs.

COOPER TIRE & RUBBER COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2000, 2001 and 2002

		Additions
	Balance at				Balance
	Beginning	Charged	Business	Deductions	at End
	of Year	To Income	Acquisitions	(a)	of Year

Allowance
for doubtful
accounts
2000	$9,319,000	$2,581,865	$3,221,000	$4,121,865	$11,000,000

2001	$11,000,000	$6,008,949	$—	$3,850,419	$13,158,530

2002	$13,158,530	$5,536,389	$—	$4,375,537	$14,319,382

(a)	Accounts charged off during the year, net of recoveries of accounts previously charged off.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Company’s directors appears in the Company’s Proxy Statement dated March 26, 2003, which will be herein incorporated by reference. The names, ages, and all positions and offices held by all executive officers of the Company, as of the same date, are as follows:

Name	Age	Executive Office Held	Business Experience

Thomas A. Dattilo	51	Chairman of the Board, President and Chief Executive Officer and Director	Chairman of the Board and Chief Executive Officer since 2000. President and Chief Operating Officer since 1999. Director since 1999. Formerly with Dana Corporation, an automotive parts supplier, since 1977, having served as President, Sealing Products and previously in other senior management positions.

Mark F. Armstrong	55	Vice President	Vice President since 2000. President, North American Tire Division, Cooper Tire since 2000. Vice President, Sales and Marketing, Cooper Tire from March through December 2000. Vice President, Sales, Tire Division from 1994 to 2000.

James E. Kline	61	Vice President	Vice President since February 2003. Independent consultant from 2001 through February 2003. Previously, Executive Vice President, Cavista Corporation, a real estate company, from 2000 through August 2001, and Vice President and General Counsel, Aeroquip-Vickers, Inc., a manufacturer of power and motion control and fluid conveyancing products, from 1989 through 1999.

James S. McElya	55	Vice President	Vice President since 2000. President, Cooper-Standard Automotive since May 2000. President, Global Fluid Systems Division, Cooper-Standard Automotive from January through May 2000. Previously, President of Siebe Automotive Worldwide from 1996 through 2000.

Harold C. Miller	50	Vice President	Vice President since March 2002. Formerly Vice President and General Manager, Eaton Fluid Power Hose and Plastic Operations, Eaton Corporation, an automotive and truck parts producer, from January through March 2002. Director, Finance and Planning, Eaton Fluid Power Automotive Operations from 2001 through 2002. General Manager, Eaton Aeroquip Global Hose Division from 1998 through 2001.

Roderick F. Millhof	63	Vice President	Vice President since 1998.

			Executive Vice President, Cooper-Standard Automotive since 2000. President, Global Sealing Division, Cooper-Standard Automotive from 1999 to 2000. President, Engineered Products Operations from 1998 to 1999. Vice President, Sales/Marketing of Engineered Products Operations from 1988 through 1998.

D. Richard Stephens	55	Vice President	Vice President since 2001. President, Cooper Tire since 2001. President, International Tire Division, Cooper Tire from 2000 to 2001. Vice President, Technical and Commercial Tire Operations, Cooper Tire from March 2000 to December 2000. Vice President, Technical from 1994 to 2000.

Richard D. Teeple	60	Vice President, General Counsel and Secretary	Vice President since 1990. General Counsel since 1983. Secretary since 2001.

Philip G. Weaver	50	Vice President and Chief Financial Officer	Vice President and Chief Financial Officer since 1999. Tire Operations Vice President from 1994 through 1999.

Eileen B. White	52	Corporate Controller	Corporate Controller since 1997. Assistant Corporate Controller from 1994 to 1997.

Each such officer shall hold such office until a successor is selected and qualified.

Item 11. EXECUTIVE COMPENSATION

Information regarding executive compensation appears in the Company’s Proxy Statement dated March 26, 2003, which will be herein incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management of the Company’s voting securities and equity securities appears in the Company’s Proxy Statement dated March 26, 2003, which will be herein incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14. CONTROLS AND PROCEDURES

Pursuant to the requirements of the Sarbanes-Oxley Act, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated, within the 90-day period prior to the filing of this annual report on Form 10-K, the Company’s disclosure controls and procedures, as defined in Rules 13a–14(c) and 15d–14(c) promulgated under the Securities Exchange Act of 1934, including its internal controls and procedures, to determine their effectiveness. Based upon that evaluation, they have concluded that the Company’s disclosure controls and procedures are effective in identifying the information required to be disclosed in the Company’s periodic reports filed with the Securities and Exchange Commission (“SEC”), including this annual report on Form 10-K, and insuring that such information is recorded, processed, summarized and reported as required by the SEC’s rules and forms.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date on which they were evaluated.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements

Page(s)
Reference

Consolidated Statements of Income for the years ended December 31, 2000, 2001 and 2002	22
Consolidated Balance Sheets at December 31, 2001 and 2002	23-24
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2000, 2001 and 2002	25
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002	26
Notes to Financial Statements	27-44
Report of Independent Auditors	45
Quarterly Financial Data (Unaudited)	46

2.	Financial Statement Schedule

Valuation and qualifying accounts – Allowance for doubtful accounts 47

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

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COOPER TIRE & RUBBER COMPANY

/s/ Thomas A. Dattilo THOMAS A. DATTILO, Chairman of the Board, President, and Chief Executive Officer

Date: March 13, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

THOMAS A. DATTILO	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2003

PHILIP G. WEAVER	Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2003

EILEEN B. WHITE	Corporate Controller (Principal Accounting Officer)	March 13, 2003

ARTHUR H. ARONSON*	Director	March 13, 2003

EDSEL D. DUNFORD*	Director	March 13, 2003

JOHN F. FIEDLER*	Director	March 13, 2003

DENNIS J. GORMLEY*	Director	March 13, 2003

JOHN J. HOLLAND*	Director	March 13, 2003

JOHN F. MEIER*	Director	March 13, 2003

BYRON O. POND*	Director	March 13, 2003

JOHN H. SHUEY*	Director	March 13, 2003

*By:	/s/ Richard N. Jacobson
RICHARD N. JACOBSON, Attorney-in-fact

CERTIFICATION

I, Thomas A. Dattilo, certify that:

1.	I have reviewed this annual report on Form 10-K of Cooper Tire & Rubber Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

/S/ Thomas A. Dattilo Thomas A. Dattilo Chairman, President and Chief Executive Officer

CERTIFICATION

I, Philip G. Weaver, certify that:

1.	I have reviewed this annual report on Form 10-K of Cooper Tire & Rubber Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

/S/ Philip G. Weaver Philip G. Weaver Vice President and Chief Financial Officer

INDEX TO EXHIBITS

(3)	Certificate of Incorporation and Bylaws

	(i)	Certificate of Incorporation, as restated and filed with the Secretary of State of Delaware on May 17, 1993, is incorporated herein by reference from Exhibit 3(i) of the Company’s Form 10-Q for the quarter ended June 30, 1993

Certificate of Correction of Restated Certificate of Incorporation as filed with the Secretary of State of Delaware on November 24, 1998 is incorporated by reference from Exhibit 3(i) of the Company’s Form 10-K for the year ended December 31, 1998

	(ii)	Bylaws, as amended May 5, 1987, are incorporated herein by reference from Exhibit 19 of the Company’s Form 10-Q for the quarter ended June 30, 1987

(4)	(i)	Prospectus Supplement dated March 20, 1997 for the issuance of $200,000,000 notes is incorporated herein by reference from Form S-3 – Registration Statement No. 33-44159

	(ii)	Amended and Restated Rights Agreement, dated May 11, 1998, between the Company and The Fifth Third Bank as Rights Agent is incorporated herein by reference from Exhibit 4 to the Company’s Form 8-K dated May 15, 1998

	(iii)	Prospectus Supplement dated December 8, 1999 for the issuance of an aggregate $800,000,000 notes is incorporated herein by reference from Form S-3 – Registration Statement No. 333-89149

(10)	(i)	Description of management contracts, compensatory plans, contracts, or arrangements will be herein incorporated by reference from the Company’s Proxy Statement dated March 26, 2003

	(ii)	Amended and Restated Employment Agreement dated as of February 6, 2002 between Cooper Tire & Rubber Company and Thomas A. Dattilo is incorporated herein by reference from Exhibit (10)(ii) of the Company’s Form 10-K for the year ended December 31, 2001

	(iii)	Employment Agreement dated as of June 6, 2000 between Cooper Tire & Rubber Company and James S. McElya is incorporated herein by reference from Exhibit (10)(iii) of the Company’s Form 10-Q for the quarter ended June 30, 2000

	(iv)	Amended and Restated Employment Agreement dated as of June 6, 2000 between Cooper Tire & Rubber Company and Roderick F. Millhof is incorporated herein by reference from Exhibit (10)(iv) of the Company’s Form 10-Q for the quarter ended June 30, 2000

	(v)	Employment Agreement dated as of June 6, 2000 between Cooper Tire & Rubber Company and Philip G. Weaver is incorporated herein by reference from Exhibit (10)(v) of the Company’s Form 10-K for the year ended December 31, 2001

	(vi)	Employment Agreement dated as of July 17, 2002, between Cooper Tire & Rubber Company and D. Richard Stephens incorporated herein by reference from Exhibit (10)(ii) of the Company’s Form 10-Q for the quarter ended September 30, 2002

(vii)	Cooper Tire & Rubber Company Executive Financial Planning Assistance is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended September 30, 2000

(viii)	Credit Agreement dated as of September 1, 2000 by and among Cooper Tire & Rubber Company, a Delaware Corporation, and the Banks and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(i) of the Company’s Form 10-Q for the quarter ended March 31, 2001

(ix)	Amendment No. 1 to the Credit Agreement dated as of March 27, 2001 by and among Cooper Tire & Rubber Company, a Delaware Corporation, and the Banks and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(ii) of the Company’s Form 10-Q for the quarter ended March 31, 2001

(x)	Amendment No. 2 to the Credit Agreement dated as of August 30, 2001 among Cooper Tire & Rubber Company, a Delaware Corporation, and the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(i) of the Company’s Form 10-Q for the quarter ended September 30, 2001

(xi)	Amendment No. 3 to the Credit Agreement dated as of September 30, 2001 among Cooper Tire & Rubber Company, a Delaware Corporation, and the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(ii) of the Company’s Form 10-Q for the quarter ended September 30, 2001

(xii)	Amendment No. 4 to the Credit Agreement dated as of September 30, 2001 among Cooper Tire & Rubber Company, a Delaware Corporation, and the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(iii) of the Company’s Form 10-Q for the quarter ended September 30, 2001

(xiii)	Amendment No. 5 to the Credit Agreement dated as of December 21, 2001 among Cooper Tire & Rubber Company, a Delaware Corporation, and the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(xiii) of the Company’s Form 10-K for the year ended December 31, 2001

(xiv)	Executive Deferred Compensation Plan is incorporated herein by reference from Exhibit (10)(iv) of the Company’s Form 10-Q for the quarter ended September 30, 2001

(xv)	Amendment No. 6 of the Restated Credit Agreement dated as of August 29, 2002 by and among Cooper Tire & Rubber Company, a Delaware Corporation, and the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(i) of the Company’s Form 10-Q for the quarter ended September 30, 2002

(xvi)	2002 Non-Employee Directors Stock Option Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated March 27, 2002

(xvii)	1986 Incentive Stock Option Plan is incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 21, 1986

(xviii)	1991 Stock Option Plan for Non-Employee Directors is incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 26, 1991

(xix)	1996 Stock Option Plan is incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 26, 1996

(xx)	1998 Incentive Compensation Plan and 1998 Employee Stock Option Plan are incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 24, 1998

(xxi)	1998 Non-Employee Directors Compensation Deferral Plan is incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 24, 1998

(xxii)	2001 Incentive Compensation Plan is incorporated herein by reference from the Appendix A to the Company’s Proxy Statement dated March 20, 2001

(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders

(21)	Subsidiaries of the Registrant

(23)	Consent of Independent Auditors

(24)	Power of Attorney

(99a)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(99b)	Spectrum Investment Savings Plan

(99c)	Pre-Tax Savings Plan (Findlay)

(99d)	Pre-Tax Savings Plan (Texarkana)

(99e)	Pre-Tax Savings Plan (Auburn)

(99f)	Pre-Tax Savings Plan (Bowling Green-Seal)

(99g)	Pre-Tax Savings Plan (Bowling Green-Hose)

(99h)	Pre-Tax Savings Plan (Clarksdale)

(99i)	Pre-Tax Savings Plan (El Dorado)