Form 10-Q
period 2003-03-31
COOPER TIRE & RUBBER CO
filed 2003-05-12
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Number of shares of common stock of registrant outstanding
at April 30, 2003: 73,562,253

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per-share amounts)

	December 31,	March 31,
	2002	2003
	(Note 1)	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$44,748	$33,159

Accounts receivable, less allowances of $14,319 in 2002 and $12,881 in 2003	460,879	514,834

Inventories at lower of cost (last-in,first-out) or market:

Finished goods	181,219	217,158

Work in process	33,457	31,168

Raw materials and supplies	65,965	70,766

	280,641	319,092

Prepaid expenses, deferred income taxes and assets held for sale	73,030	50,006

Total current assets	859,298	917,091

Property, plant and equipment — net	1,197,975	1,193,491

Goodwill	427,895	427,895

Intangibles, net of accumulated amortization of $18,472 in 2002 and $19,078 in 2003, and other assets	225,811	235,993

	$2,710,979	$2,774,470

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Notes payable	$21,956	$26,823

Accounts payable	206,638	238,456

Accrued liabilities	189,662	207,396

Income taxes	96	—

Current portion of long-term debt	14,994	15,007

Total current liabilities	433,346	487,682

Long-term debt	875,378	876,155

Postretirement benefits other than pensions	205,630	209,978

Other long-term liabilities	241,137	238,246

Deferred income taxes	13,772	10,387

Stockholders’ equity:

Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—

Common stock, $1 par value; 300,000,000 shares authorized; 84,861,511 shares issued in 2002 and 84,866,153 shares issued in 2003	84,862	84,866

Capital in excess of par value	18,981	19,041

Retained earnings	1,184,115	1,191,572

Cumulative other comprehensive loss	(149,230)	(146,445)

	1,138,728	1,149,034

Less: 11,303,900 common shares in treasury at cost	(197,012)	(197,012)

Total stockholders’ equity	941,716	952,022

	$2,710,979	$2,774,470

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2002 AND 2003
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2002	2003

Net sales	$812,977	$794,827

Cost of products sold	691,099	693,510

Gross profit	121,878	101,317

Selling, general and administrative	60,567	62,146

Restructuring	517	1,067

Operating profit	60,794	38,104

Interest expense	20,001	16,716

Other — net	(659)	(2,519)

Income before income taxes	41,452	23,907

Provision for income taxes	15,337	8,726

Net income	26,115	15,181

Other comprehensive income (loss):

Currency translation adjustment	(4,927)	4,913

Unrealized net gains (losses) on derivative instruments	404	(2,128)

Comprehensive income	$21,592	$17,966

Basic earnings per share	$0.36	$0.21

Diluted earnings per share	$0.36	$0.21

Weighted average number of shares outstanding (000’s):

Basic	72,801	73,560

Diluted	73,496	73,810

Dividends per share	$0.105	$0.105

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2002 AND 2003
(UNAUDITED)
(Dollar amounts in thousands)

	2002	2003

Operating activities:

Net income	$26,115	$15,181

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	41,976	44,102

Amortization of intangibles	1,528	936

Deferred income taxes	444	210

Changes in operating assets and liabilities:

Accounts receivable	(76,231)	(48,885)

Inventories	8,062	(35,047)

Prepaid expenses	6,729	23,256

Accounts payable	38,585	26,743

Accrued liabilities	28,766	17,009

Other liabilities	10,049	987

Net cash provided by operating activities	86,023	44,492

Investing activities:

Property, plant and equipment	(23,857)	(35,712)

Acquisition of business, net of cash acquired	—	(13,110)

Proceeds from the sale of assets	1,201	355

Net cash used in investing activities	(22,656)	(48,467)

Financing activities:

Issuance of debt	4,138	89,324

Payment on debt	(53,486)	(85,711)

Payment of dividends	(7,645)	(7,724)

Issuance of common shares	5,497	64

Net cash used in financing activities	(51,496)	(4,047)

Effects of exchange rate changes on cash	855	(3,567)

Changes in cash and cash equivalents	12,726	(11,589)

Cash and cash equivalents at beginning of period	71,835	44,748

Cash and cash equivalents at end of period	$84,561	$33,159

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per-share amounts)

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.	The following table details information on the Company’s operating segments.

	Three months ended March 31

	2002	2003

Revenues from external customers:

Tire Group	$433,430	$395,934

Automotive Group	386,041	404,201

Eliminations	(6,494)	(5,308)

Net sales	$812,977	$794,827

Segment profit:

Tire Group	$43,392	$16,315

Automotive Group	21,425	23,127

Unallocated corporate charges and eliminations	(4,023)	(1,338)

Operating profit	60,794	38,104

Interest expense	20,001	16,716

Other — net	(659)	(2,519)

Income before income taxes	$41,452	$23,907

3.	The Company accounts for employee stock option plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” requires, if APB Opinion No. 25 is followed, disclosure of pro forma information regarding net income and earnings per share determined as if the Company accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2002	2003

Risk-free interest rate	3.0%	1.8%

Dividend yield	2.8%	2.9%

Expected volatility of the Company’s common stock	0.330	0.341

Expected life in years	4.3	5.9

The weighted-average fair value of options granted in February of 2002 and 2003 was $3.35 and $3.59, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The Company’s reported and pro forma financial results are as follows:

	Three months ended March 31

	2002	2003

Net income, as reported	$26,115	$15,181

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(913)	(716)

Pro forma net income	$25,202	$14,465

Basic earnings per share:

Reported	$0.36	$0.21

Pro forma	0.35	0.20

Diluted earnings per share:

Reported	$0.36	$0.21

Pro forma	0.35	0.20

4.	The Company is continuing its efforts to sell certain facilities in North America and Europe as part of its restructuring efforts within the Automotive segment. At March 31, 2002, assets of $30,300 were classified as assets held for sale. At December 31, 2002, the remaining assets of $24,900 no longer met the criteria of assets held for sale and these assets were reclassified to the appropriate categories on the balance sheet. At March 31, 2003, these assets are recorded in the appropriate balance sheet accounts and will be classified as assets held for sale when the criteria are met.

5.	The Company has an accrual for employee separation costs relating to a plan that includes the relocation of a mixing facility to France and the consolidation of facilities in the United Kingdom and Brazil. This plan will reduce headcounts by approximately 230 employees and, during the first quarter of 2003, 150 employees were terminated. The Company has targeted the third quarter of 2003 for completion of these initiatives. The following table summarizes the activity for these initiatives since December 31, 2002:

Employee
Separation
Costs

Accrual at 12/31/02	$2,700

Cash payments	(800)

Accrual at 3/31/03	$1,900

The restructuring costs of $1,067 included in the Consolidated Statement of Income in the first quarter of 2003 include employee separation costs in the United States, the United Kingdom and France.

6.	The Tire segment provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates. The following table summarizes the activity in the Tire segment’s product warranty liabilities since December 31, 2002:

Reserve at December 31, 2002	$23,231

Additions	1,652

Payments	(1,330)

Reserve at March 31, 2003	$23,553

7.	On March 10, 2003, the Company purchased Max-Trac Tire Co., Inc., better known as Mickey Thompson Performance Tires & Wheels. The Company has been a supplier to Mickey Thompson for a number of years, providing specialty and off-road tires under the Mickey Thompson and Dick Cepek names. This asset acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented. The results of operations of Max-Trac Tire Co., Inc. are included in the consolidated financial statements from the date of acquisition.

8.	On January 1, 2003, the Company adopted Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires that costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. In addition, the Company adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” in January 2003. There was no material effect on the Company’s consolidated results of operations or financial position as a result of the adoption of these two accounting pronouncements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations presents information related to the consolidated results of operations of the Company, including a discussion of the past results and future outlook of each of the Company’s segments, and information concerning both the liquidity and capital resources of the Company. An important qualification regarding the “forward-looking statements” made in this discussion is then presented.

Consolidated Results of Operations

Consolidated net sales for the three-month period ended March 31, 2003 were $795 million, a decrease of $18 million, or two percent, from sales of $813 million for the first three months of 2002. Favorable foreign currency translation caused sales to be approximately $21 million higher in the first quarter of 2003 over the first quarter of 2002. Operating profit was $38 million in the first quarter of 2003 versus $61 million in the first quarter of 2002, net income was $15 million versus $26 million in the first quarter of 2002, and basic and diluted earnings per share were 21 cents compared to 36 cents in the first quarter of 2002. The decreases in both sales and profitability occurred in the Tire segment, and resulted from both a weaker United States economy and lower volumes compared to sales in the prior year’s first quarter which were at near-record levels. Favorable foreign currency translation resulting from a weakened United States dollar in relation to other currencies, primarily in the Company’s Automotive segment, partially offset these decreases.

Selling, general, and administrative expenses were $62 million in the first quarter of 2003 (7.8 percent of net sales) compared to $61 million (7.4 percent of net sales) in the same period in 2002.

Interest expense was $17 million in the first three months of 2003, compared to $20 million in the same period of 2002, reflecting lower debt levels.

Other income increased from $.7 million in the first quarter of 2002 to $2.5 million in the first quarter of 2003. This was primarily due to the fact that other income in last year’s first quarter was adversely affected by debt extinguishment costs of $1.5 million.

The Company’s effective income tax rate for the first quarter of 2003 was 36.5 percent, versus 37.0 percent for the first quarter of 2002. This decrease is due to the impact of global tax planning and the mix of earnings by entity across foreign and domestic jurisdictions.

Tire Segment

Overview

Sales of passenger car and light truck tire replacement units in the United States market by members of the Rubber Manufacturers Association (“RMA”) decreased in the first quarter of 2003 by approximately six percent from sales levels in the first quarter of 2002. RMA members consist of the largest tire companies in the world and account for over 90 percent of the total United States replacement tire market. The decline in sales was largely due to a weak U.S. economy. Passenger tire unit sales, which account for over 80 percent of the combined passenger and light truck tire markets, decreased by slightly less than six percent, while light truck tire unit sales declined by approximately ten percent.

Sales

Sales of the Tire segment were $396 million in the first quarter of 2003, a decrease of $37 million, or 8.6 percent, from $433 million in the first quarter of 2002. Favorable foreign currency translation compared to last year’s first quarter caused sales to be $6 million higher than in the same period last year. Tire unit sales for the first three months of 2003 decreased nearly 11 percent from the comparable 2002 period.

The segment’s sales decrease occurred in North America, where passenger tire sales declined year-over-year by 13 percent and light truck tire sales were 16 percent lower than in last year’s first quarter. The segment’s decline was greater than the overall industry decline primarily because of significantly lower demand from several of the segment’s larger private brand customers. With respect to one large customer, the decrease was primarily attributable to a one-time inventory adjustment not directly related to that customer’s underlying demand for the segment’s products. In addition, generally weak demand at the retail level, the pull-forward effect of the segment’s announced price increase effective January 1, 2003 on sales to the fourth quarter of 2002, and continued market penetration by low-cost imported tires adversely affected sales in the first quarter of 2003.

Sales of the segment’s international operations increased more than $9 million, or nearly 18 percent, in the first three months of 2003 from the comparable period of 2002. Approximately 60 percent of this increase is due to the impact of favorable foreign currency translation.

Operating Profit

Operating profit decreased from $43 million in the first quarter of 2002 to $16 million in the first three months of 2003. Operating margins in 2003 were 4.1 percent, a reduction from the 10 percent achieved in the first quarter of 2002. Of the decrease, $8 million resulted from lower sales levels, $11 million was due to higher raw material costs and $4 million was attributable to higher energy and energy-related freight costs. In addition, production cost increases associated with new product introductions and an increase in pension expense adversely impacted operating profit.

Operating profit of the segment’s international operations improved slightly during the first quarter of 2003, due primarily to volume increases which were only partially offset by higher raw material costs.

Outlook

The outlook for the Tire segment for the second quarter of 2003 remains uncertain. The replacement tire market was softer than expected in the first quarter, reflecting a generally weak domestic economy. With the war in Iraq winding down, the segment expects that some of the uncertainty that was prevalent in the first quarter will abate, but probably not in time to significantly improve the segment’s results in the second quarter. In addition, raw material costs are expected to increase during the second quarter.

The segment anticipates performance to improve during the second half of 2003. If recent reductions in petroleum prices are maintained, raw material costs will be lower than in the first half of the year. Any level of economic rebound is also likely to have a favorable impact on the segment, in part due to the release of pent-up demand that the segment believes exists following more than two years of sluggish industry conditions. In addition, by the second half of 2003, the first of two Ford/Firestone recalls will reach its third anniversary and tires which were replaced as a result of that recall will begin to wear out, again requiring replacement. The segment believes the impact of those recalls has had a depressive effect on the market that should begin to abate in the second half of 2003.

Improvement during the second half of 2003 is also dependent on the continued implementation of the segment’s lean manufacturing and other cost reduction initiatives. A reorganization of the Tire segment’s structure was announced in March. This reorganization, which will result in the elimination of approximately 55 salaried positions, is expected to improve the cost structure of the segment.

Automotive Segment

Overview

The Company’s Automotive segment serves automotive original equipment manufacturers (“OEMs”) throughout the world. Light vehicle production in North America increased slightly in the first quarter of 2003 over the first quarter of 2002, as consumer demand for new vehicles remained relatively strong in an otherwise weak economy. Production in Europe declined three percent.

Sales

Sales for the Automotive segment were $404 million in the first quarter of 2003, an increase of almost five percent from $386 million in the first quarter of 2002. Favorable foreign currency translation compared to last year’s first quarter resulted in additional net sales of approximately $15 million during the current quarter. Sales in North America were down slightly from one year ago as net new business did not fully offset the adverse impacts of price reductions and volume declines on existing platforms. Sales of the segment’s international operations increased in the first three months of 2003 from the comparable quarter of 2002 due to favorable foreign currency translation and strong volumes on existing platforms.

Operating Profit

Operating profit for the first quarter of 2003 was $23 million, an eight percent improvement from the $21 million reported for the first quarter of 2002. In North America, operating profit was down nearly six percent from the first quarter of 2002, as price reductions granted to the segment’s customers and the impact of lower volumes exceeded the benefits of net new business volume and lean manufacturing and cost reduction initiatives. The segment’s business outside of North America was profitable in the first quarter of 2003, where losses were recorded in 2002. The improvement was due to increased volume on existing platforms, favorable foreign currency translation and lean manufacturing initiatives, which were partially offset by price reductions granted to customers and higher raw material costs.

Outlook

Sales and operating profit for the Automotive segment during the second quarter of 2003 are expected to decline from 2002 levels, due to reductions in global vehicle production and, to a lesser extent, price reductions granted to customers. Although production held up fairly well in the first quarter of 2003, greater than anticipated economic weakness in the quarter caused vehicle inventories to rise to higher than normal levels, which is likely to depress OEM production in the second quarter.

Operating profit over the entire year will likely be affected by automobile production volumes that are expected to decline from volumes in 2002 and the impact of price reductions. The segment currently expects that light vehicle production levels in North America will decline from 16.4 million vehicles in 2002 to about 16.0 million vehicles in 2003. In Europe, production is expected to decline by a slightly greater percentage. Significant net new business is being launched by the segment this year and will not be in full production until mid third quarter. The profitability level of the segment is dependent on the successful completion of the many important product launches in which the segment will be engaged during the remainder of the year, and on the segment’s continued execution of its lean manufacturing and other cost reduction initiatives.

In addition, on April 29, 2003, the segment announced the shutdown of most of the operations of a small, unprofitable automotive plastic body side molding plant located in Cleveland, OH. The shutdown is a final step in the strategic decision made by the Company in 2000 to exit the automotive plastic body side molding business.

Company Summary

The Company’s current expectation for the second quarter of 2003 is that earnings will be lower than the diluted earnings per share of 52 cents earned in the second quarter of 2002. This expectation is primarily attributable to an anticipated sales decline in the Company’s Automotive segment from the second quarter of 2002 and continued high raw material costs in the Tire segment.

Effective April 1, 2003, the Company has put in place a renewal of its product liability insurance program. The self-insured retention contained in the program is higher than was the case under the previous program and premium costs are higher. The Company has also established a captive insurance company as a part of its overall insurance program.

Liquidity and Capital Resources

Net cash provided by operating activities was $44 million in the first three months of 2003, a decrease of $42 million from the $86 million generated in the first three months of 2002, due primarily to an increase in finished goods inventories in the Tire segment.

Net cash used in investing activities during the first quarter of 2003 reflects capital expenditures of $36 million, compared to $24 million in the comparable 2002 quarter. Capital expenditures in 2003 are expected to be at or slightly over $180 million, primarily to support new business launching in 2003 and 2004, and advances in manufacturing technology and process improvements throughout the Company’s operations. During the first quarter of 2003, the Company acquired Max-Trac Tire Co., Inc., known as Mickey Thompson Performance Tires & Wheels. Mickey Thompson is a designer and distributor of specialty tires for the street, strip, track and off-road racing markets.

The Company’s financing activities in the first three months of 2003 reflect additional short-term borrowings. During the first three months of 2002, the Company repurchased $46 million of the notes which were due in December 2002. Dividends paid on the Company’s common shares in the first quarters of both 2003 and 2002 were approximately $8 million.

As of March 31, 2003, the Company was in compliance with the financial covenants contained in its credit agreements. At that date the ratio of total indebtedness to total capitalization was 48.5 percent, under the definitions contained in the agreements, and the fixed charge coverage ratio was 2.51 times. There were no changes in the Company’s long and short-term debt ratings or ratings outlook during the first quarter of 2003 and none are currently anticipated.

The Company anticipates cash flows from operations in 2003 will be positive after the Company’s projected capital expenditures and dividends and debt reduction goals are met, even if business levels for the year are lower than presently forecast. In addition, at March 31, 2003 the Company had cash of $33 million and could borrow, under its credit agreement with its bank group and other bank lines, up to an additional $273 million without violating the financial covenants contained in its credit agreements.

Contingencies

The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are product liability cases, in which individuals involved in vehicle accidents allege damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts currently reserved.

New Accounting Standards

For a discussion of recent accounting pronouncements and their impact on the Company, see note eight to the financial statements.

Forward-Looking Statements

This report contains what the Company believes are “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding projections, expectations or matters which the Company anticipates may happen with respect to the future performance of the industries in which the Company operates, the economies of the United States and other countries, or the performance of the Company itself, which involve uncertainty and risk. Such “forward-looking statements” are generally, though not always, preceded by words such as “anticipates,” “expects,” “believes,” “projects,” “intends,” “plans,” “estimates,” and similar terms that connote a view to the future and are not merely recitations of historical fact. Such statements are made solely on the basis of the Company’s current views and perceptions of future events, and there can be no assurance that such statements will prove to be true. It is possible that actual results may differ materially from those projections or expectations due to a variety of factors, including but not limited to:

•	changes in economic and business conditions in the world, especially the continuation of the global tensions and risks of further terrorist incidents which currently exist,
•	increased competitive activity, including the inability of the Tire segment to obtain price increases to offset higher production or material costs,
•	consolidation among the Company’s competitors and customers,

•	technology advancements,
•	unexpected costs and charges, including those associated with new vehicle launches,
•	fluctuations in raw material and energy prices, including those of both crude petroleum and natural gas and the unavailability of such raw materials or energy sources,
•	changes in interest and foreign exchange rates,
•	government regulatory initiatives, including the proposed and final regulations under the TREAD Act,
•	the cyclical nature and overall health of the global automotive industry, and the impact of the inability of the Company’s customers to meet their sales and production goals,
•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons,
•	the impact of labor problems, including a strike brought against the Company or against one or more of its large customers,
•	litigation brought against the Company,
•	an adverse change in the Company’s credit ratings, which could increase its borrowing costs and/or hamper its access to the credit markets,
•	the inability of either segment to execute its targeted cost reduction goals, and
•	other unanticipated events and conditions.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at March 31, 2003 from those detailed in the Company’s Annual Report on Form 10-K filed with the U. S. Securities and Exchange Commission for the year ended December 31, 2002.

Item 4. CONTROLS AND PROCEDURES

Pursuant to the requirements of the Sarbanes-Oxley Act, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated, within the 90-day period prior to the filing of this quarterly report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rules 13a–14(c) and 15d–14(c) promulgated under the Securities Exchange Act of 1934, including its internal controls and procedures, to determine their effectiveness. Based upon that evaluation, they have concluded that the Company’s disclosure controls and procedures are effective in identifying the information required to be disclosed in the Company’s periodic reports filed with the U. S. Securities and Exchange Commission (“SEC”), including this quarterly report on Form 10-Q, and insuring that such information is recorded, processed, summarized and reported as required by the SEC’s rules and forms.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date on which they were evaluated.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are product liability cases, in which individuals involved in vehicle accidents allege damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts currently reserved.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company’s Annual Meeting of Stockholders was held on May 6, 2003.

(b)	All of the nominees for directors, as listed below under (c) and on pages 2 and 3 of the Company’s Proxy Statement dated March 26, 2003, were elected. The following directors have terms of office which continued after the meeting.

Arthur H. Aronson Edsel D. Dunford Dennis J. Gormley	Thomas A. Dattilo John F. Fiedler Byron O. Pond

(c)	A description of each matter voted upon at that meeting is contained on pages 2 and 3 of the Company’s Proxy Statement dated March 26, 2003, which pages are incorporated herein by reference.

The number of votes cast by common stockholders with respect to each matter is as follows:

Election of directors

	Term	Affirmative	Withheld
	Expiration	Votes	Votes

John J. Holland	2006	66,952,465	1,526,411

John F. Meier	2006	67,198,812	1,280,064

John H. Shuey	2006	66,895,286	1,583,590

Item 6(a). EXHIBITS

(99)	Additional exhibit — Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 6(b). REPORTS ON FORM 8-K

A Form 8-K was filed on April 17, 2003 related to the release of the Company’s first quarter 2003 earnings.

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

May 12, 2003
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

Date: May 12, 2003

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

Date: May 12, 2003

/S/ Philip G. Weaver Philip G. Weaver Vice President and Chief Financial Officer