Form 10-Q
period 2003-06-30
COOPER TIRE & RUBBER CO
filed 2003-08-08
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes ☒ No ☐

Number of shares of common stock of registrant outstanding
at July 31, 2003: 73,712,876

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per-share amounts)

	December 31,	June 30,
	2002	2003
	(Note 1)	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$44,748	$22,880
Accounts receivable, less allowances of $14,319 in 2002 and $15,648 in 2003	460,879	614,515
Inventories at lower of cost (last-in,first-out) or market:
Finished goods	181,219	217,821
Work in process	33,457	32,510
Raw materials and supplies	65,965	75,364

	280,641	325,695
Prepaid expenses and deferred income taxes	73,030	57,908

Total current assets	859,298	1,020,998
Property, plant and equipment — net	1,197,975	1,210,463
Goodwill	427,895	429,369
Intangibles, net of accumulated amortization of $18,472 in 2002 and $20,206 in 2003, and other assets	225,811	206,267

	$2,710,979	$2,867,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$21,956	$86,979
Accounts payable	206,638	224,614
Accrued liabilities	189,662	224,283
Income taxes	96	—
Current portion of long-term debt	14,994	15,296

Total current liabilities	433,346	551,172
Long-term debt	875,378	879,116
Postretirement benefits other than pensions	205,630	215,228
Other long-term liabilities	241,137	237,278
Deferred income taxes	13,772	6,635
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 84,861,511 shares issued in 2002 and 85,002,526 shares issued in 2003	84,862	85,003
Capital in excess of par value	18,981	20,734
Retained earnings	1,184,115	1,196,572
Cumulative other comprehensive loss	(149,230)	(127,629)

	1,138,728	1,174,680
Less: 11,303,900 common shares in treasury at cost	(197,012)	(197,012)

Total stockholders’ equity	941,716	977,668

	$2,710,979	$2,867,097

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
 THREE MONTHS ENDED JUNE 30, 2002 and 2003
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2002	2003

Net sales	$836,075	$839,583
Cost of products sold	695,887	737,861

Gross profit	140,188	101,722

Selling, general and administrative	60,368	61,659
Restructuring	450	2,887

Operating profit	79,370	37,176

Interest expense	18,570	18,391
Other income — net	(1,065)	(910)

Income before income taxes	61,865	19,695

Provision for income taxes	22,890	6,971

Net income	38,975	12,724

Other comprehensive income (loss):
Currency translation adjustment	12,156	20,773
Unrealized net losses on derivative instruments	(4,221)	(1,957)

Comprehensive income	$46,910	$31,540

Basic earnings per share	$0.53	$0.17

Diluted earnings per share	$0.52	$0.17

Weighted average number of shares outstanding (000’s):
Basic	73,418	73,602

Diluted	74,535	72,923

Dividends per share	$0.105	$0.105

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
 CONSOLIDATED STATEMENTS OF INCOME
 SIX MONTHS ENDED JUNE 30, 2002 AND 2003
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2002	2003

Net sales	$1,649,052	$1,634,410
Cost of products sold	1,386,986	1,431,371

Gross profit	262,066	203,039

Selling, general and administrative	120,935	123,805
Restructuring	967	3,954

Operating profit	140,164	75,280

Interest expense	38,571	35,107
Other income — net	(1,724)	(3,429)

Income before income taxes	103,317	43,602

Provision for income taxes	38,227	15,697

Net income	65,090	27,905

Other comprehensive gain (loss):
Currency translation adjustment	7,229	25,686
Unrealized net losses on derivative instruments	(3,817)	(4,085)

Comprehensive income	$68,502	$49,506

Basic earnings per share	$0.89	$0.38

Diluted earnings per share	$0.88	$0.38

Weighted average number of shares outstanding (000’s):
Basic	73,110	73,581

Diluted	74,015	73,866

Dividends per share	$0.21	$0.21

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
 SIX MONTHS ENDED JUNE 30, 2002 AND 2003
(UNAUDITED)
(Dollar amounts in thousands)

	2002	2003

Operating activities:
Net income	$65,090	$27,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	85,906	88,876
Amortization of intangibles	2,368	2,225
Deferred income taxes	1,188	340
Changes in operating assets and liabilities:
Accounts receivable	(44,266)	(145,822)
Inventories	(17,858)	(40,148)
Prepaid expenses	12,968	15,379
Accounts payable	27,717	13,597
Accrued liabilities	46,771	32,950
Other liabilities	6,660	31,445

Net cash provided by operating activities	186,544	26,747
Investing activities:
Property, plant and equipment	(56,836)	(73,404)
Acquisition of businesses, net of cash acquired	—	(13,110)
Proceeds from the sale of assets	7,384	2,446

Net cash used in investing activities	(49,452)	(84,068)
Financing activities:
Issuance of debt	10,200	201,061
Payment on debt	(93,865)	(145,282)
Payment of dividends	(15,365)	(15,448)
Issuance of common shares	12,443	1,893

Net cash provided by/(used in) financing activities	(86,587)	42,224

Effects of exchange rate changes on cash	(3,716)	(6,771)

Changes in cash and cash equivalents	46,789	(21,868)

Cash and cash equivalents at beginning of period	71,835	44,748

Cash and cash equivalents at end of period	$118,624	$22,880

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollar amounts in thousand except per-share amounts)

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The Company included a description of its products liability insurance program in the products liability accounting policy which was disclosed in the Annual Report on Form 10-K filed with the Securities & Exchange Commission for the year ended December 31, 2002. Effective April 1, 2003, the Company renewed its product liability insurance program. The self-insured retention contained in the program is higher than under the previous program and premium costs are higher. The Company also established a captive insurance company as part of its overall insurance program and its results are consolidated with the results of the Company.

2.	The following table details information on the Company’s operating segments.

	Three months ended		Six months ended
	June 30		June 30

	2002	2003	2002	2003

Revenues from external customers:
Tire Group	$413,639	$431,723	$847,069	$827,657
Automotive Group	429,353	413,158	815,394	817,359
Eliminations	(6,917)	(5,298)	(13,411)	(10,606)

Net sales	$836,075	$839,583	$1,649,052	$1,634,410

Segment profit:
Tire Group	$36,949	$13,576	$80,341	$29,891
Automotive Group	44,062	25,661	65,487	48,788
Unallocated corporate charges and eliminations	(1,641)	(2,061)	(5,664)	(3,399)

Operating profit	79,370	37,176	140,164	75,280
Interest expense	18,570	18,391	38,571	35,107
Other income — net	(1,065)	(910)	(1,724)	(3,429)

Income before income taxes	$61,865	$19,695	$103,317	$43,602

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

The weighted-average fair value of options granted in February of 2002 and 2003 was $3.35 and $3.59, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The Company’s reported and pro forma financial results are as follows:

	Three months ended June 30		Six months ended June 30

	2002	2003	2002	2003

Net income, as reported	$38,975	$12,724	$65,090	$27,905
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(847)	(611)	(1,760)	(1,327)

Pro forma net income	$38,128	$12,113	$63,330	$26,578

Basic earnings per share:
Reported	$0.53	$0.17	$0.89	$0.38
Pro forma	0.52	0.16	0.87	0.36
Diluted earnings per share:
Reported	$0.52	$0.17	$0.88	$0.38
Pro forma	0.51	0.16	0.86	0.36

4.	The Company has an accrual for employee separation costs relating to a plan that includes the relocation of a mixing facility to France and the consolidation of facilities in the United Kingdom and Brazil. This plan will reduce headcounts by approximately 230 employees and, during the first six months of 2003, 208 employees were terminated. The Company has targeted the third quarter of 2003 for completion of these initiatives. The following table summarizes the activity for these initiatives since December 31, 2002:

Employee
Separation
Costs

Accrual at 12/31/02	$2,700
Cash payments	(1,900)

Accrual at 6/30/03	$800

On January 1, 2003, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires that costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability.

The Tire segment has recorded $2.1 million of employee severance costs related to the management reorganization. All employees affected by this reorganization have left the Company and are being paid their severance package in accordance with the terms of their separation. The Automotive segment has recorded $.3 million in severance costs related to the closure of the plastics manufacturing facility in Cleveland, OH. These costs represent amounts to be paid to employees upon their termination and are being recorded over the remaining work life of the employees. This closure will affect approximately 115 hourly and salaried employees and no employees have been terminated as of June 30, 2003. This initiative, with a total cost of approximately $3.4 million, is scheduled to be completed in the second quarter of 2004. The following table summarizes the activity for these initiatives since December 31, 2002:

Employee
Separation
Costs

Accrual at 12/31/02	$—
Severance costs accrued	2,400
Cash payments	(600)

Accrual at 6/30/03	$1,800

In addition to the severance costs recorded above, the Automotive segment has recorded an additional $.8 million in severance costs in the United Kingdom and France. In conjunction with the announced closure of the Cleveland facility, an asset write-down of $.4 million was recorded and included as restructuring expense on the Consolidated Statement of Income. The segment also recorded and paid $.3 million in retention incentives to select employees related to this plant closure.

5.	The Tire segment provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates. The following table summarizes the activity in the Tire segment’s product warranty liabilities since December 31, 2002:

Reserve at December 31, 2002	$23,231
Additions	3,118
Payments	(2,807)

Reserve at June 30, 2003	$23,542

6.	On March 10, 2003, the Company purchased Max-Trac Tire Co., Inc., better known as Mickey Thompson Performance Tires & Wheels. The Company has been a supplier to Mickey Thompson for a number of years, providing specialty and off-road tires under the Mickey Thompson and Dick Cepek names. This asset acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented. The results of operations of Max-Trac Tire Co., Inc. are included in the consolidated financial statements from the date of acquisition.

On May 30, 2003, the Company increased its ownership position in Jin Young Standard of South Korea from 49 percent to 90 percent and changed the name of the operations to Cooper-Standard Automotive Korea, Inc. The increase was financed by converting $2,500 of Company loans to Jin Young Standard into equity and an agreement to pay to other shareholders an additional $500 in cash.

7.	In the second quarter, the Tire segment recorded a $6 million insurance recovery of previously expensed legal costs based on events occurring in the second quarter which entitled the Company to reimbursement under its insurance contracts.

8.	The Company adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” in January 2003. A variable interest entity is a legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. There was no material effect on the Company’s consolidated results of operations or financial position as a result of the adoption of these two accounting pronouncements.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments. The statement is effective for all contracts entered into or modified after June 30, 2003. This standard has no impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This standard requires that certain financial instruments embodying obligations to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective July 1, 2003. This standard has no impact on the Company’s financial statements.

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

Consolidated Results of Operations

Consolidated net sales for the three-month period ended June 30, 2003 were $840 million, an increase of $4 million, or less than one percent, from sales of $836 million in the second quarter of 2002. Favorable foreign currency translation increased sales by approximately $28 million in the second quarter of 2003 from the second quarter of 2002. Operating profit was $37 million in the second quarter of 2003 versus $79 million in the second quarter of 2002, net income was $13 million versus $39 million, and basic and diluted earnings per share were 17 cents in 2003 compared to fully diluted earnings per share of 52 cents in the second quarter of 2002 (53 cents on a basic basis). A sales increase of $18 million in the Tire segment was partially offset by a sales decrease in the Automotive segment. The increase in sales of the Tire segment was due to sales in the month of June 2003 that were much stronger than sales in June 2002. The lower sales in the Automotive segment were largely due to lower light vehicle production levels in the North American automotive market. Profitability was down in both the Tire and Automotive segments from the quarter one year ago.

For the six-month period ended June 30, 2003, consolidated net sales were $1.6 billion, a decrease of $15 million, or less than one percent, from sales in the first six months of 2002. Favorable foreign currency translation increased sales by approximately $49 million in the six months ended June 30, 2003 from the first six months of 2002. Operating profit was $75 million in the six months of 2003 versus $140 million in the six months of 2002, net income was $28 million versus $65 million, and basic and diluted earnings per share were 38 cents in the first six months of 2003 compared to fully diluted earnings per share of 88 cents in the comparable period of 2002 (89 cents on a basic basis). The slight sales decrease is attributable to the Tire segment, where improved sales levels late in the second quarter were not adequate to offset low first quarter sales. Net sales for the Automotive segment for the first six months of 2003 were $2 million higher than in the same period in 2002. The decreases in income and earnings per share for the six month period are due to reduced profitability in both the Tire and Automotive segments.

Selling, general, and administrative expenses were $62 million in the second quarter of 2003 (7.3 percent of net sales) compared to $60 million (7.2 percent of net sales) in the same period in 2002. For the first six months of 2003, these expenses were $124 million (7.6 percent of net sales) versus $121 million (7.3 percent of net sales) for the comparable period in 2002.

Interest expense was $18 million in the second quarter of 2003 compared to $19 million in the same period of 2002. During the first six months of 2003, interest expense was $35 million versus $39 million in the same period of 2002. The decreases in 2003 reflect the repayment of debt and lower interest rates.

Other income at $.9 million for the second quarter of 2003 decreased from $1.1 million in the second quarter of 2002. Other income for the six-month period ended June 30 was $3.4 million in 2003 versus $1.7 million in 2002. Interest income was $.8 million higher in 2003 than in 2002 and gains on the sales of assets were $1.7 million lower than in 2002. In addition, the Company recorded $2.6 million of premium costs in 2002 in connection with the repurchase of portions its public notes. No such costs were recorded in the comparable period in 2003.

The Company’s effective income tax rate of 35.4 percent for the second quarter and 36.0 per cent for the first six months of 2003 is lower than the 37.0 percent rate reported for the comparable periods in 2002. The rate decreases from 2002 are due to the impact of global tax planning, additional tax credits and the mix of earnings by entity across foreign and domestic jurisdictions.

Tire Segment

Overview

Sales of passenger car and light truck tire replacement units in the United States market by members of the Rubber Manufacturers Association (“RMA”) decreased in the second quarter and the first six months of 2003 by just under one percent and more than three percent, respectively, from sales levels in the comparable periods of 2002. RMA members consist of the largest tire companies in the world and account for over 90 percent of the total United States replacement tire market. The decline in sales was largely due to a weak United States economy. Passenger tire unit sales, which account for over 80 percent of the combined passenger and light truck tire markets, were nearly equal in the second quarter and decreased less than three percent for the six-month period ended June 30, 2003 when compared to the same periods one year ago. Light truck tire unit sales declined by seven and eight percent during the second quarter and six-month periods of 2003, respectively, when compared to the 2002 periods.

Sales

Sales of the Tire segment were $432 million in the second quarter of 2003, an increase of $18 million, or more than four percent, from $414 million in the second quarter of 2002. Of this increase, approximately $5 million was attributable to favorable foreign currency translation. Tire unit sales for the second quarter were essentially equal to the comparable 2002 period. Sales for the first six months of 2003 were $828 million, a decrease of more than 2 percent, or $19 million, from $847 million for the first six months of 2002. Favorable foreign currency translation of $11 million mitigated the amount of the decline. Tire unit sales for the first six months of 2003 decreased five percent from the first six months of 2002.

Sales levels began to increase significantly in the last month of the second quarter of 2003. In 2002, first quarter sales were strong, in part due to pent-up demand and purchases in advance of announced price increases that began to take effect in March 2002. Second quarter 2002 sales were significantly lower than in the first quarter of 2002. Sales from the segment’s acquisition of Mickey Thompson Performance Tires & Wheels, completed in March 2003, boosted second quarter sales by approximately $7 million.

In the United States, the segment’s unit sales of passenger tires decreased by two percent in the second quarter of 2003 from the same period one year ago versus industry-wide sales which were unchanged year over year. Unit sales of the segment’s light truck tires decreased by more than five percent in the second quarter of 2003 from the second quarter of 2002, while industry-wide sales in this category decreased by more than seven percent. The segment’s unit sales decrease was concentrated in its private brand tires, and was due to generally weak demand at the retail level and continued competition from low-cost imported tires. Despite the weak retail demand and competition from low-cost imported tires, the segment’s sales of its house brand tires increased during the quarter due to greater penetration of the high-performance and ultra high-performance tire markets and the introduction of new products in the light truck market. New light truck product introductions helped the segment to outperform the industry in that product category during the quarter.

The segment’s unit sales decrease for the six-month period of 2003 compared to 2002 was largely the result of lower demand from private brand customers, especially in the first quarter. With respect to one large customer, the decrease was primarily attributable to a one-time inventory adjustment in the first quarter not directly related to that customer’s underlying demand for the segment’s products. Generally weak demand at the retail level until late in the second quarter and continued competition from low-cost imported tires adversely affected sales in the first six months of 2003. In addition, the first quarter of 2003 was impacted by the pull-forward effect on sales of the segment’s announced price increase effective January 1, 2003 to the fourth quarter of 2002. Sales of passenger tires decreased nearly eight percent from the six-month period of 2002 versus an industry-wide decrease of less than three percent. The segment’s sales of light truck tires decreased 11 percent in the first six months of 2003 over the comparable 2002 period, while industry-wide sales of light truck tires decreased more than eight percent.

Sales of the segment’s international operations were $53 million in the second quarter of 2003, an increase of almost 23 percent from $43 million in the comparable period of 2002. More than half of the increase was due to the foreign exchange impact of a weaker United States dollar in relation to the British pound. For the six-month period of 2003, sales of the segment’s international operations were $104 million, up 26 percent from $83 million in the comparable 2002 period, with the foreign exchange impact contributing half of the increase. The remainder of the improvement is attributable to both a stronger market in Europe and the achievement of increases in market penetration.

Operating Profit

The segment’s operating profit decreased from $37 million in the second quarter of 2002 to $14 million in the second quarter of 2003. Operating profit for the first six months of 2003 was $30 million compared to $80 million in the same period of 2002.

In the first quarter of 2003, the Company announced a reorganization of its Tire segment management structure which resulted in the elimination of approximately 55 salaried positions. Restructuring charges of $1.6 million and $2.1 million for this initiative were recorded in the second quarter and the first six months of 2003, respectively.

In addition to the restructuring charge, the segment’s operating profit during the second quarter of 2003 was adversely affected by higher raw material costs, less efficient plant operations and production curtailments, and higher product liability insurance premium expense. Improved product mix and cost reduction initiatives partially offset the impact of these factors. In addition, the segment benefited from the recording of a $6 million insurance recovery of previously expensed legal costs during the quarter. For the six-month period, reduced sales volumes, higher raw material costs, and less efficient plant operations contributed to the lower operating profit.

Outlook

The Company is cautiously optimistic that the significant sales improvement which was experienced by the Tire segment late in the second quarter will carry over into the second half of the year. An increase in overall consumer confidence, indications of the beginning of economic recovery, and pent-up demand following an extended period of sluggishness in the replacement tire industry provide reason for optimism about second half sales. In part, the market’s weakness has been due to the impact of the recalls of Firestone tires that took place in 2000 and 2001, which had artificially accelerated the replacement at that time of tires which would otherwise not have been replaced until as late as this year. The replacement cycle for those tires will begin this year, which should help to restore replacement tire sales to more normal levels.

The Company believes the Tire segment’s operating profit levels will improve in the second half not only due to higher sales, which would lessen the likelihood that further production curtailments would be needed, but also to an expected decline in raw material costs of approximately two to four percent and the continued implementation of the segment’s lean manufacturing and other cost reduction initiatives, including improved manufacturing efficiencies and the benefits of the restructuring. In addition, the impacts of the introduction of new high performance product lines and increasing demand for the segment’s SUV and light truck tire lines, which yield higher margins than other tire product lines, are also expected to contribute to improved profit levels.

The segment continues to pursue opportunities in China through joint ventures and other forms of alliance, as well as contract manufacturing arrangements. These initiatives are important to the segment’s ability to profitably provide low-cost tire products to its customers around the world.

Automotive Segment

Overview

The Company’s Automotive segment serves automotive original equipment manufacturers (“OEMs”) throughout the world. Light vehicle production in North America decreased by almost ten percent in the second quarter of 2003 over the second quarter of 2002, as consumer demand weakened during the quarter, in part due to general economic conditions and in part due to the reduced appeal of the incentives offered by automobile manufacturers to customers in North America. Production in Europe and South America declined one and eight percent, respectively, during the quarter from the comparable period in 2002. Light vehicle production in North America decreased by four percent in the first six months of 2003 over the comparable period one year ago, while European production was down one percent and production in Brazil was down more than three percent.

Sales

Sales of the Automotive segment were $413 million in the second quarter of 2003, a decrease of almost four percent, or $16 million, from $429 million in the second quarter of 2002. The segment’s sales for the first six months of 2003 were $817 million, an increase of $2 million, from $815 million in the comparable period of 2002. Favorable foreign currency translation increased net sales by $23 million during the second quarter and $38 million for the first six months of 2003. For the quarter, sales in North America were down $29 million. This decline was attributable to volume declines on existing platforms and the adverse impact of price reductions, which were partially offset by favorable foreign currency translation. These same items were the major contributing factors to the lower North American sales volume of $30 million for the first six months of 2003.

Operating Profit

Operating profit for the second quarter of 2003 was $26 million, a decrease of $18 million from the $44 million reported for the second quarter of 2002. For the six-month period, operating profit was $49 million in 2003, a decrease of $16 million from $65 million generated during 2002.

In the second quarter, the Company announced the shutdown of a small automotive plastic body side molding plant located in Cleveland, OH and recorded a charge of $1 million for asset write-downs and employee separation costs related to this initiative.

In North America, operating profit in the second quarter decreased by $16 million from last year’s second quarter as the factors responsible for the lower sales amounts also impacted operating profit. In addition, raw material costs were $3 million higher than in the comparable period of 2002 and plants operated less efficiently than in 2002, due to the significant level of new business which is being launched. The segment partially offset the impacts of these factors through a continued focus on lean manufacturing and other cost savings initiatives. For the six-month period, operating profit decreased $17 million as the result of the same factors mentioned previously.

The segment’s operating profit outside of North America improved in the second quarter and the first six months of 2003 over the comparable periods of 2002. These improvements were due to lean manufacturing initiatives, favorable foreign currency translation and net new business, which were partially offset by the plants operating at less efficient levels due to the significant amount of new business being launched, and higher raw material costs.

Outlook

Significant net new business is being launched by the segment over the rest of this year, and the increased volumes resulting from this new business will assist the segment in maintaining strong sales levels in the future. However, the performance of the segment over the remainder of 2003 may be adversely affected by light vehicle production volumes that are expected to be lower than volumes in 2002, due primarily to lower production levels in Europe. The Company currently expects light vehicle production levels in North America will decline from 16.4 million vehicles in 2002 to 16.0 million vehicles in 2003, with levels during the remainder of 2003 equal to those of the last half of 2002. In Europe, production levels are expected to decline from 19.2 million vehicles in 2002 to 18.7 million vehicles in 2003, with the majority of this decrease occurring during the remainder of the year. The difficulties of the automotive manufacturers, especially those based in North America, in achieving acceptable profitability levels has resulted in extreme pressure on the segment to further reduce the prices of its products and source them from low-cost manufacturing locations. It is imperative that the segment continue to reduce its overall cost structure and to examine its production capacity in relation to projected light vehicle production.

Company Summary

The Company currently expects it earnings per share for the second half of 2003 to be higher than during the first half of 2003. This expectation is based upon an anticipated improvement in the North American replacement tire market, improved product mix related primarily to the launch of the Tire segment’s new high performance tire lines, and lower raw material costs in both segments.

Effective April 1, 2003, the Company renewed its product liability insurance program. The self-insured retention contained in the program is higher than under the previous program and premium costs are higher. The Company also established a captive insurance company as part of its overall insurance program and its results are consolidated with the results of the Company.

Liquidity and Capital Resources

Net cash provided by operating activities was $27 million in the first six months of 2003, $160 million lower than the $187 million generated in the first six months of 2002. Changes in operating assets and liabilities in the first six months of 2003 consumed $92 million of cash, due primarily to an increase in accounts receivable in the Tire segment related to the increase in sales late in the second quarter, an increase in accounts receivable in the Automotive segment related to amounts recorded for customer-reimbursable tooling resulting from new product launches and extended payment terms initiated by its customers, and an increase in finished goods inventories in the Tire segment. During the first six months of 2002, changes in operating assets and liabilities from levels at December 31, 2001 resulted in the availability of $32 million of cash.

Net cash used in investing activities during the first six months of 2003 reflects capital expenditures of $73 million, compared to $57 million in the comparable period of 2002. Capital expenditures in 2003 are expected to approximate $180 million, primarily to support new business launching in 2003 and 2004 and advances in manufacturing technology and process improvements throughout the Company’s operations. During the first quarter of 2003, cash was used by the Company to acquire Max-Trac Tire Co., Inc., known as Mickey Thompson Performance Tires & Wheels. Mickey Thompson is a designer and distributor of specialty tires for the street, strip, track and off-road racing markets. In the second quarter of 2003, the Company increased its ownership percentage of Jin Young Standard, Inc., a Korean automotive sealing and plastic parts company, from 49 percent to 90 percent and renamed the company Cooper-Standard Automotive Korea. The Company converted $2.5 million of debt into equity and entered into a note requiring the payment of an additional $.5 million in cash to other shareholders.

In the first six months of 2003, the Company sold various assets and generated $2 million in cash. In the first six months of 2002 the Company sold various assets consisting primarily of closed facilities and an aircraft, and generated $7 million in cash.

The Company’s financing activities during the first six months of 2003 reflect additional short-term borrowings. During the first six months of 2002, the Company repurchased $84 million of the notes which were due in December 2002. Dividends paid on the Company’s common shares in both the first six months of 2003 and 2002 were $15 million. During the first six months of 2002, the Company generated $12 million through the issuance of common shares from the exercise of stock options.

In July 2003 the Company entered into $50 million of interest rate swap contracts to convert a portion of its 7.75 percent fixed rate, 2009 Senior Notes to a floating-rate basis. The net amounts paid or received in the future from these interest rate swap contracts will be recorded as an adjustment to interest expense.

As of June 30, 2003, the Company was in compliance with the financial covenants contained in its credit agreements. At that date, the ratio of total indebtedness to total capitalization was 50.1 percent, under the definitions contained in the agreements, and the fixed charge coverage ratio was 2.11 times. There were no changes in the Company’s long and short-term debt ratings or ratings outlook during the first six months of 2003 and none are currently anticipated.

The Company has provided a guarantee of a portion of a bank loan made to its joint venture with Nishikawa Rubber Company. The Company’s maximum exposure under this arrangement at June 30, 2003 was approximately $.8 million. On July 1, 2003, the joint venture entered into an additional bank loan with the joint venture partners each guaranteeing a portion of the amount borrowed. The Company’s maximum exposure under this second arrangement is $5 million.

The Company anticipates net cash flows in 2003 will be positive after the Company’s projected capital expenditures and dividend payments, even if business levels for the year are significantly lower than presently forecast. In addition, at June 30, 2003 the Company had cash of $23 million and could borrow, under its credit agreement with its bank group and other bank lines, up to an additional $214 million.

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

•	changes in economic and business conditions in the world, especially the continuation of the global tensions and risks of further terrorist incidents which currently exist,
•	increased competitive activity, including the inability of the Tire segment to obtain price increases to offset higher production or material costs,
•	the failure to achieve expected sales levels,
•	consolidation among the Company’s competitors and customers,
•	technology advancements,
•	unexpected costs and charges, including those associated with new vehicle launches,
•	fluctuations in raw material and energy prices, including those of both crude petroleum and natural gas and the unavailability of such raw materials or energy sources,
•	changes in interest and foreign exchange rates,
•	increased pension expense resulting from continued poor investment performance of the Company’s pension plan assets and changes in discount rate and expected return on plan assets assumptions,
•	government regulatory initiatives, including the proposed and final regulations under the TREAD Act,
•	the cyclical nature and overall health of the global automotive industry, and the impact of the inability of the Company’s customers to meet their sales and production goals,
•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons,
•	the impact of labor problems, including a strike brought against the Company or against one or more of its large customers,
•	litigation brought against the Company,
•	an adverse change in the Company’s credit ratings, which could increase its borrowing costs and/or hamper its access to the credit markets,
•	the inability of either segment to execute the cost reduction strategies outlined by each for the coming year,
•	the impact of reductions in the insurance program covering the principal risks to the Company, and other unanticipated events and conditions.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in market risk at June 30, 2003 from that detailed in the Company’s Annual Report on Form 10-K filed with the U. S. Securities and Exchange Commission for the year ended December 31, 2002.

Item 4. CONTROLS AND PROCEDURES

Pursuant to the requirements of the Sarbanes-Oxley Act, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, including its internal controls and procedures, to determine their effectiveness. Based upon that evaluation, they have concluded that the Company’s disclosure controls and procedures are effective in identifying the information required to be disclosed in the Company’s periodic reports filed with the U. S. Securities and Exchange Commission (“SEC”), including this quarterly report on Form 10-Q, and insuring that such information is recorded, processed, summarized and reported as required by the SEC’s rules and forms.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date on which they were evaluated.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

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

Item 6 (a.) EXHIBITS

(10)	First Amendment to Amended and Restated Employment Agreement dated as of February 6, 2002 between Cooper Tire & Rubber Company and Thomas A. Dattilo
(31.1)	Certification of Chief Executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 6 (b.) REPORTS ON FORM 8-K

A Form 8-K was filed on July 7, 2003 related to the release of the Company’s expected second quarter 2003 earnings.

A Form 8-K was filed on July 17, 2003 related to the release of the Company’s second quarter 2003 earnings.

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

August 8, 2003
    (Date)