Form 10-Q
period 2003-09-30
COOPER TIRE & RUBBER CO
filed 2003-11-12
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes  ☒  No  ☐

Number of shares of common stock of registrant outstanding
as of October 31, 2003: 73,842,738

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share amounts)

	December 31,	September 30,
	2002	2003
	(Note 1)	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$44,748	$37,385
Accounts receivable, less allowances of $14,319 in 2002 and $13,371 in 2003	460,879	670,403
Inventories at lower of cost (last-in,first-out) or market:
Finished goods	181,219	185,808
Work in process	33,457	33,302
Raw materials and supplies	65,965	65,604

	280,641	284,714
Prepaid expenses and deferred income taxes	73,030	51,810

Total current assets	859,298	1,044,312
Property, plant and equipment – net	1,197,975	1,194,573
Goodwill	427,895	429,369
Intangibles, net of accumulated amortization of $18,472 in 2002 and $21,067 in 2003, and other assets	225,811	200,019

	$2,710,979	$2,868,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$21,956	$18,816
Accounts payable	206,638	262,234
Accrued liabilities	189,662	230,502
Income taxes	96	—
Current portion of long-term debt	14,994	15,179

Total current liabilities	433,346	526,731
Long-term debt	875,378	876,654
Postretirement benefits other than pensions	205,630	217,720
Other long-term liabilities	241,137	247,667
Deferred income taxes	13,772	6,786
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 84,861,511 shares issued at December 31, 2002 and 85,049,201 shares issued at September 30, 2003	84,862	85,049
Capital in excess of par value	18,981	21,327
Retained earnings	1,184,115	1,206,585
Cumulative other comprehensive loss	(149,230)	(123,234)

	1,138,728	1,189,727
Less: 11,303,900 common shares in treasury at cost	(197,012)	(197,012)

Total stockholders’ equity	941,716	992,715

	$2,710,979	$2,868,273

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2002 and 2003
(UNAUDITED)
(Dollar amounts in thousands except per share amounts)

	2002	2003

Net sales	$839,277	$913,236
Cost of products sold	729,500	806,464

Gross profit	109,777	106,772

Selling, general and administrative	53,096	61,969
Adjustment to class action warranty	—	(3,900)
Restructuring	1,915	5,191

Operating profit	54,766	43,512

Interest expense	18,718	16,752
Other income — net	(873)	(984)

Income before income taxes	36,921	27,744

Provision for income taxes	13,661	9,987

Net income	23,260	17,757

Other comprehensive income (loss):
Currency translation adjustment	(7,113)	2,609
Unrealized net gains on derivative instruments	2,612	1,786

Comprehensive income	$18,759	$22,152

Basic earnings per share	$0.32	$0.24

Diluted earnings per share	$0.31	$0.24

Weighted average number of shares outstanding (000’s):
Basic	73,534	73,723

Diluted	74,354	74,293

Dividends per share	$0.105	$0.105

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003
(UNAUDITED)
(Dollar amounts in thousands except per share amounts)

	2002	2003

Net sales	$2,488,329	$2,547,646
Cost of products sold	2,116,486	2,237,835

Gross profit	371,843	309,811

Selling, general and administrative	174,031	185,774
Adjustment to class action warranty	—	(3,900)
Restructuring	2,882	9,145

Operating profit	194,930	118,792

Interest expense	57,289	51,859
Other income — net	(2,597)	(4,413)

Income before income taxes	140,238	71,346

Provision for income taxes	51,888	25,684

Net income	88,350	45,662

Other comprehensive income (loss):
Currency translation adjustment	116	28,295
Unrealized net losses on derivative instruments	(1,205)	(2,299)

Comprehensive income	$87,261	$71,658

Basic earnings per share	$1.21	$0.62

Diluted earnings per share	$1.19	$0.62

Weighted average number of shares outstanding (000’s):
Basic	73,251	73,629

Diluted	74,128	74,010

Dividends per share	$0.315	$0.315

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003
(UNAUDITED)
(Dollar amounts in thousands)

	2002	2003

Operating activities:
Net income	$88,350	$45,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	129,598	135,256
Amortization of intangibles	3,496	3,326
Deferred income taxes	1,285	257
Changes in operating assets and liabilities:
Accounts receivable	(21,785)	(174,076)
Inventories	9,955	1,284
Prepaid expenses	16,818	21,481
Accounts payable	16,351	51,338
Accrued liabilities	45,631	38,671
Other liabilities	(694)	29,774

Net cash provided by operating activities	289,005	152,973
Investing activities:
Property, plant and equipment	(93,480)	(107,494)
Acquisition of businesses, net of cash acquired	(721)	(13,110)
Proceeds from the sale of assets	9,344	2,384

Net cash used in investing activities	(84,857)	(118,220)
Financing activities:
Issuance of debt	21,445	221,426
Payment on debt	(104,560)	(237,247)
Payment of dividends	(23,087)	(23,191)
Issuance of common shares	12,862	2,533

Net cash used in financing activities	(93,340)	(36,479)

Effects of exchange rate changes on cash	(2,514)	(5,637)

Changes in cash and cash equivalents	108,294	(7,363)

Cash and cash equivalents at beginning of period	71,835	44,748

Cash and cash equivalents at end of period	$180,129	$37,385

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousand except per share amounts)

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

The Company included a description of its products liability insurance program in the products liability accounting policy which was disclosed in the Annual Report on Form 10-K filed with the Securities & Exchange Commission for the year ended December 31, 2002. Effective April 1, 2003, the Company renewed its product liability insurance program. The policy year self-insured retention contained in the program is $13.3 million higher than under the previous program and premium costs are $10.3 million higher while coverage increased $35 million. The Company also established a captive insurance company as part of its overall insurance program and its results are consolidated with the results of the Company.

2.	The following table details information on the Company’s operating segments.

	Three months ended		Nine months ended
	September 30		September 30

	2002	2003	2002	2003

Revenues from external customers:
Tire Group	$464,401	$525,847	$1,311,470	$1,353,504
Automotive Group	381,477	392,159	1,196,871	1,209,518
Eliminations	(6,601)	(4,770)	(20,012)	(15,376)

Net sales	$839,277	$913,236	$2,488,329	$2,547,646

Segment profit:
Tire Group	$27,367	$33,591	$107,708	$63,482
Automotive Group	27,424	10,732	92,911	59,520
Unallocated corporate charges and eliminations	(25)	(811)	(5,689)	(4,210)

Operating profit	54,766	43,512	194,930	118,792
Interest expense	18,718	16,752	57,289	51,859
Other income — net	(873)	(984)	(2,597)	(4,413)

Income before income taxes	$36,921	$27,744	$140,238	$71,346

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

The weighted-average fair value of options granted in February of 2002 and 2003 was $3.35 and $3.59, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The Company’s reported and pro forma financial results are as follows:

	Three months ended		Nine months ended
	September 30		September 30

	2002	2003	2002	2003

Net income, as reported	$23,260	$17,757	$88,350	$45,662
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(821)	(626)	(2,581)	(1,953)

Pro forma net income	$22,439	$17,131	$85,769	$43,709

Basic earnings per share:
Reported	$0.32	$0.24	$1.21	$0.62
Pro forma	0.30	0.23	1.17	0.59
Diluted earnings per share:
Reported	$0.31	$0.24	$1.19	$0.62
Pro forma	0.29	0.23	1.15	0.59

4.	The Company recorded an accrual for employee separation costs relating to a plan that included the relocation of a mixing facility to France and the consolidation of facilities in the United Kingdom and Brazil in 2002. During the third quarter of 2003, these initiatives were completed. During the first nine months of 2003, 220 employees were terminated. The following table summarizes the activity for these initiatives since December 31, 2002:

Employee
Separation
Costs

Accrual at 12/31/02	$2,700
Cash payments	(2,100)
Reclassification to other accrued liabilities	(600)

Accrual at 9/30/03	$—

On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires that costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability.

During 2003, the Tire segment accrued $2,100 of employee severance costs related to management reorganization and has incurred an additional $100 in other non-accruable restructuring expenses. All employees affected by this reorganization have left the Company and are being paid their severance package in accordance with the terms of their separation. The Automotive segment accrued $700 in severance costs during 2003 related to the closure of the plastics manufacturing facility in Cleveland, OH. These costs represent amounts to be paid to employees upon their termination and are being recorded over the remaining work life of the employees. This closure will affect approximately 115 hourly and salaried employees and 63 employees have been terminated as of September 30, 2003. This initiative, with a total cost of approximately $3,400, is scheduled to be completed in the second quarter of 2004. During the third quarter of 2003, the Automotive segment announced the closure of two manufacturing facilities in the United Kingdom. This initiative, with a total cost of $13,000, will affect approximately 517 hourly and salaried employees. No employees have been terminated as of September 30, 2003. The segment has targeted the second quarter of 2005 for the completion of this initiative. During the quarter, $400 of severance costs were accrued for employees representing amounts to be paid to employees upon their termination that are being recorded over the remaining work life of the employees. The following table summarizes the activity for these initiatives since December 31, 2002:

Employee
Separation
Costs

Accrual at 12/31/02	$—
Severance costs accrued	3,200
Cash payments	(1,500)

Accrual at 9/30/03	$1,700

During the third quarter of 2003, the Tire segment recorded $100 of restructuring costs related to management reorganization. The Automotive segment recorded $500 in severance costs related to the closure of the Cleveland facility and $400 in severance costs related to the recently announced United Kingdom initiative. In addition to these severance costs, the Automotive segment has recorded an additional $500 in severance costs in Europe and South America. Other restructuring costs related to the movement of machinery, equipment and people and site work at closed facilities in both the United States and internationally total $600 for the quarter. In conjunction with the United Kingdom plant closures, the segment recorded expense of $3,100 for the adjustment of the fair value of certain items of machinery and equipment and a building as restructuring on the statement of income.

During the first nine months of 2003, the Tire segment recorded expenses of $2,200 related to management reorganization. The Automotive segment recorded expenses of $6,900 which included severance costs of $700 related to the Cleveland plant closing, $400 related to the recently announced United Kingdom initiatives, and $1,000 related to other ongoing initiatives in Europe and South America. Other restructuring costs related to the movement of machinery, equipment and people and site work at closed facilities in both the United States and internationally total $900 for the nine-month period. In conjunction with the announced closure of the Cleveland facility, an asset write-down of $400 was recorded and included as restructuring on the statement of income. The segment also recorded and paid $300 to select employees related to this plant closure and incurred an additional $100 in other restructuring expenses. The $3,100 in restructuring expenses related to the adjustment of the fair value of certain items of machinery and equipment and a building recorded in the third quarter represent all of the costs incurred during the nine-month period for the United Kingdom plant closures.

5.	The Tire segment provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population, and the value of tires to be replaced. As a result of the review of the adequacy of its warranty liabilities, which is performed each quarter, the Tire segment reduced the enhanced warranty accrual established as a result of the class action settlement in 2002 by $3,900 and increased the normal warranty accrual by $2,300. The reduction to the enhanced warranty liability is attributed to a reduction in the eligible population of tires subject to the enhanced warranty due to the passage of time and to lower than expected claims. The increase in the normal warranty liability resulted from the revision of estimates made during the third quarter. The following table summarizes the activity in the Tire segment’s product warranty liabilities since December 31, 2002:

Reserve at December 31, 2002	$23,231
Additions	4,793
Reduction to enhanced warranty reserve	(3,900)
Increase to normal warranty reserve	2,300
Payments	(4,583)

Reserve at September 30, 2003	$21,841

6.	The Company has provided a guarantee of a portion of the bank loans made to its joint venture with Nishikawa Rubber Company. On July 1, 2003, the joint venture entered into an additional bank loan with the joint venture partners each guaranteeing a portion of the amount borrowed. Proceeds from the loan were used primarily to make distributions to the co-owners. According to FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” guarantees meeting the characteristics described in the Interpretation are required to be recorded at fair value. During the third quarter, the Company recorded a $5 million liability in association with the guarantee of this debt with a corresponding increase to the carrying value of its investment in the joint venture.

7.	On March 10, 2003, the Company purchased Max-Trac Tire Co., Inc., better known as Mickey Thompson Performance Tires & Wheels. The Company has been a supplier to Mickey Thompson for a number of years, providing specialty and off-road tires under the Mickey Thompson and Dick Cepek names. This asset acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented. The results of operations of Max-Trac Tire Co., Inc. are included in the consolidated financial statements from the date of acquisition.

On May 30, 2003, the Company increased its ownership position in Jin Young Standard of South Korea from 49 percent to 90 percent and changed the name of the operations to Cooper-Standard Automotive Korea, Inc. The increase was financed by converting $2,500 of Company loans to Jin Young Standard into equity and an agreement to pay to other shareholders an additional $500 in cash. The results of operations of Cooper-Standard Korea, Inc. are included in the consolidated financial statements from the date of the increased ownership percentage. Prior to the date of this transaction, the Company accounted for its investment in Jin Young Standard under the equity method.

8.	During the nine months ended September 30, 2003, the Tire segment has recorded $6,200 for insurance recoveries of legal costs previously expensed in prior years based on events occurring during the nine months of 2003 which entitled the Company to reimbursement under its insurance contracts. The insurance recoveries are considered a component of product liability costs and are included in the cost of products sold on the statements of income.

9.	The Company adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” in January 2003. A variable interest entity is a legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. There was no material effect on the Company’s consolidated results of operations or financial position as a result of the adoption of this accounting pronouncement.

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

Consolidated Results of Operations

Consolidated net sales for the three-month period ended September 30, 2003 were $913 million, an increase of $74 million, or nine percent, from sales of $839 million in the third quarter of 2002. Favorable foreign currency translation increased sales by approximately $22 million in the third quarter of 2003 from the third quarter of 2002. The strong sales increase resulted from higher sales in both the Company’s reporting segments. The Tire segment recorded the strongest quarter sales in its history. Operating profit was $44 million in the third quarter of 2003 versus $55 million in the third quarter of 2002, net income was $18 million versus $23 million, and basic and diluted earnings per share were 24 cents in the third quarter of 2003 compared to fully diluted earnings per share of 31 cents in the third quarter of 2002 (32 cents on a basic basis). Restructuring expense was $5 million (5 cents per share on a diluted basis) and $2 million (2 cents per share on a diluted basis), respectively, for the third quarter of 2003 and 2002.

For the nine-month period ended September 30, 2003, consolidated net sales were $2.5 billion, an increase of $59 million, or two percent, from sales in the first nine months of 2002. Favorable foreign currency translation increased sales by approximately $73 million in the nine months ended September 30, 2003 from the first nine months of 2002. Operating profit was $119 million in the first nine months of 2003 versus $195 million in the first nine months of 2002, net income was $46 million versus $88 million, and basic and diluted earnings per share were 62 cents in the first nine months of 2003 compared to fully diluted earnings per share of $1.19 in the comparable period of 2002 ($1.21 on a basic basis). Restructuring expense was $9 million (8 cents per share on a diluted basis) and $3 million (2 cents per share on a diluted basis), respectively, for the first nine months of 2003 and 2002.

Selling, general, and administrative expenses were $62 million in the third quarter of 2003 (6.8 percent of net sales) compared to $53 million (6.3 percent of net sales) in the same period in 2002. In the third quarter of 2002, an adjustment to certain fringe benefit accruals resulted in the approximately $4 million reduction of selling, general and administrative expenses. Increases in other fringe benefit expenses during 2003 also contributed to the increase from the quarter one year ago. For the first nine months of 2003, these expenses were $186 million (7.3 percent of net sales) versus $174 million (7.0 percent of net sales) for the comparable period in 2002 with the previously mentioned factors contributing to the increase.

During the third quarter of 2003, the Tire segment conducted a review of its reserves for tire product warranties. This review resulted in a $2.3 million increase to the segment’s regular warranty reserve and a $3.9 million reduction of the estimated enhanced product warranty reserve established in connection with the 2001 settlement of class action litigation.

Effective April 1, 2003, the Company renewed its product liability insurance program. The policy year self-insured retention contained in the program is $13.3 million higher than under the previous program and premium costs are $10.3 million higher while coverage increased $35 million. The Company also established a captive insurance company as part of its overall insurance program and its results are consolidated with the results of the Company.

The Company experienced significant increases in the costs of certain of its principal raw materials and natural gas, the principal energy source used in its manufacturing processes, during the third quarter and first nine months of 2003 from the levels of the comparable 2002 periods, which has continued into the fourth quarter. The principal raw materials for the Tire segment include synthetic rubber, carbon black, natural rubber, chemicals and reinforcement components. For the Automotive segment, these materials include fabricated metal-based components, synthetic rubber, carbon black and natural rubber. The increase in the cost of natural rubber was the most significant driver of higher raw material costs for both the third quarter and first nine months of 2003, increasing approximately 40 percent and 50 percent, respectively, from the comparable 2002 periods. The average cost of natural gas has increased approximately 80 percent from both the comparable third quarter and nine-month periods of 2002. The Company manages the procurement of its raw materials and natural gas to guarantee supply and to obtain the most favorable pricing. For natural rubber and natural gas, procurement is managed using long-term agreements, buying forward of production requirements, and buying in the spot market. For metal-based components, procurement is managed through long-term supply contracts. For other principal materials, procurement arrangements include multi-year supply agreements which may contain formula-based pricing based on commodity indices.

Interest expense was $17 million in the third quarter of 2003 compared to $19 million in the same period of 2002. During the first nine months of 2003, interest expense was $52 million versus $57 million in the same period of 2002. The decreases in 2003 reflect the repayment of debt and lower interest rates.

Other income at $1.0 million for the third quarter of 2003 increased slightly from $.9 million in the third quarter of 2002. Other income for the nine-month period ended September 30 was $4.4 million in 2003 versus $2.6 million in 2002. Interest income was $.7 million higher in the first nine months of 2003 than in the comparable 2002 period and gains on the sales of assets were $1.7 million lower than in 2002. In addition, the Company recorded $2.7 million of premium costs in 2002 in connection with the repurchase of portions of its public notes. No such costs were recorded in the comparable period in 2003.

The Company’s effective income tax rate of 36.0 percent for the third quarter and for the first nine months of 2003 is lower than the 37.0 percent rate reported for the comparable periods in 2002. The rate decreases from 2002 are due to the impact of global tax planning, additional tax credits and the mix of earnings by entity across foreign and domestic jurisdictions.

Tire Segment

Overview

The company’s Tire segment manufactures and markets replacement tires and related products, primarily for the passenger car and light truck markets in North America. Shipments of passenger car and light truck tire replacement units in the United States market by members of the Rubber Manufacturers Association (“RMA” or the “Industry”) increased in the third quarter by more than six percent from the third quarter of 2002. Unit shipments for the first nine months of 2003 were equal to unit shipments for the first nine months of 2002. Industry members consist of the largest tire companies in the world and account for over 90 percent of the total United States replacement tire market. The increase in the third quarter was due in part to the strengthening United States economy. Industry passenger tire unit shipments, which account for over 80 percent of the combined passenger and light truck tire markets, were more than seven percent higher in the third quarter of 2003 and almost one percent higher for the nine-month period ended September 30, 2003 when compared to the same periods one year ago. Light truck tire unit shipments increased by approximately two percent during the third quarter of 2003 when compared to the comparable period of 2002 and for the nine months ended September 30, 2003 were down less than five percent when compared to the 2002 period.

Sales

Sales of the Tire segment were $526 million in the third quarter of 2003, achieving an all-time quarter sales record. This was an increase of $62 million, or 13 percent, from sales of $464 million in the third quarter of 2002. Of this increase, approximately $2 million was attributable to favorable foreign currency translation. Tire unit sales for the third quarter increased by almost 11 percent when compared to the third quarter of 2002. More favorable customer and product mix contributed to the increase. In addition, product pricing in the third quarter of 2003 was improved from one year ago reflecting price increases achieved since the beginning of 2003. Sales for the first nine months of 2003 were $1.4 billion, an increase of $42 million, or three percent, from sales for the first nine months of 2002. Of this increase, approximately $14 million was attributable to favorable foreign currency translation. Tire unit sales for the first nine months of 2003 were essentially equal to unit sales for the first nine months of 2002. However, the impact of customer and product mix was more favorable than in the nine months of 2002.

Sales levels began to increase significantly in the last month of the second quarter of 2003 and continued strong through the third quarter. In 2002, third quarter sales reflected a generally weak United States economy. Sales from the segment’s acquisition of Mickey Thompson Performance Tires & Wheels, completed in March 2003, boosted third quarter sales by approximately $8 million and have increased sales for the first nine months of 2003 by approximately $16 million.

In the United States, the segment’s unit sales of passenger tires increased by almost ten percent in the third quarter of 2003 from the same period one year ago versus industry-wide sales which increased seven percent year over year. Unit sales of the segment’s light truck tires increased by more than eight percent in the third quarter of 2003 from the third quarter of 2002, while industry-wide sales in this category increased by approximately two percent. The segment’s unit sales increase occurred in both house brand and private brand tires and reflects the release of pent-up demand and the favorable reception in the marketplace of the segment’s new product introductions. The sales increase in the segment’s house brand tires was aided by greater penetration of the high-performance and ultra high-performance tire markets. New light truck products introduced earlier in the year helped the segment outperform the industry in that product category during the quarter.

The segment’s United States unit sales decrease of two percent for the nine-month period of 2003 compared to 2002 was largely the result of continued competition from low-cost imported tires and lower demand from certain private brand customers. Generally weak demand at the retail level adversely affected sales until late in the second quarter. In addition, the segment’s sales in the first quarter of 2003 were adversely impacted by the pull-forward effect of the segment’s announced price increase effective January 1, 2003. Customers buying ahead of this price increase resulted in the shifting of a portion of sales into the fourth quarter of 2002. Sales of passenger tires decreased less than two percent from the nine-month period of 2002 versus an industry-wide increase of less than one percent. The segment’s sales of light truck tires decreased less than four percent in the first nine months of 2003 over the comparable 2002 period, while industry-wide sales of light truck tires decreased by approximately five percent.

Sales of the segment’s European operations were $55 million in the third quarter of 2003, an increase of approximately $10 million, or 21 percent, from $45 million in the comparable period of 2002. The foreign exchange impact of a weaker United States dollar in relation to the British pound accounted for $2 million of the increase. The majority of the increase was from increased sales of winter tires and sales to new accounts. For the nine-month period of 2003, sales of the segment’s international operations were $159 million, up $31 million, or 24 percent, from $128 million in the comparable 2002 period, with foreign currency translation contributing $14 million. Strong house brand and winter tire sales contributed to the increase.

Operating Profit

The segment’s operating profit increased to $34 million in the third quarter of 2003 from $27 million in the third quarter of 2002. Operating profit for the first nine months of 2003 was $63 million compared to $108 million in the same period of 2002.

The increased sales and improved product pricing were the major factors contributing to the increased operating profit in the third quarter. In addition, the segment reduced its reserves for tire product warranties by $1.6 million during the quarter. Partially offsetting these factors were increased raw material costs of approximately $7 million and not being able to operate the plants at full capacity. For the nine-month period, higher raw material costs of approximately $36 million and not being able to operate the plants at full capacity were partially offset by the improvements in product and customer mix resulting in the lower operating profit.

The Tire segment provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population, and the value of tires to be replaced. As a result of the review of the adequacy of its warranty liabilities, which is performed each quarter, the Tire segment reduced the enhanced warranty accrual established as a result of the class action settlement in 2001 by $3.9 million and increased the normal warranty accrual by $2.3 million. The reduction to the enhanced warranty liability is attributed to a reduction in the eligible population of tires subject to the enhanced warranty due to the passage of time and to lower than expected claims. The increase in the normal warranty liability resulted from the revision of estimates made during the third quarter.

In the first quarter of 2003, the Company announced a reorganization of its Tire segment management structure which resulted in the elimination of approximately 55 salaried positions. Restructuring charges of $2.2 million for this initiative were recorded during the first nine months of 2003.

Outlook

The Company is optimistic that the significant sales improvement which was experienced by the Tire segment during the third quarter will carry over into the fourth quarter of the year. An increase in overall consumer confidence, the beginning of economic recovery, and evidence of the release of pent-up demand following an extended period of sluggishness in the replacement tire industry provide reason for optimism about fourth quarter sales. In part, the market’s weakness has been due to the impact of the recalls of Firestone tires that took place in 2000 and 2001, which had artificially accelerated the replacement at that time of tires which would otherwise not have been replaced until as late as this year. In addition, continued market share gains by the segment’s house brands and increased volumes for its high performance products are expected to contribute to strong fourth quarter sales. Significant customer commitments, which will be coming online beginning in the fourth quarter of 2003 and reaching full ramp-up by the end of the second quarter of 2004, will also contribute to continued sales growth.

The Company believes the Tire segment’s operating profit levels will continue to improve not only due to higher sales volumes and the implementation of the announced price increase to be effective during the fourth quarter, but also due to the favorable impact of improved product and customer mix. The segment’s aggressive growth plans for specific house brand and key private brand customers, growth in its high performance product lines, and increasing demand for its SUV and light truck tire lines are expected to yield higher margins and contribute favorably to operating profit. The segment continues to implement lean manufacturing and other cost reduction initiatives, including improved manufacturing efficiencies, to offset increased raw material costs. The price levels of crude oil and natural rubber are likely to continue to hold at very high levels in the near term. Raw material prices remain difficult to predict accurately and fourth quarter raw material costs are now expected to be approximately six to seven percent higher than in the fourth quarter of 2002. In early November, the Company announced an additional price increase to be effective February 2004 to further offset these raw material increases.

The segment continues to pursue opportunities for future capacity expansion in Asia through joint ventures and other forms of alliance, as well as contract manufacturing arrangements. The segment currently has an off-take agreement with an Asian manufacturer to supply opening-price point passenger tires from China for distribution in the European market. In addition, the segment recently announced plans to transfer its radial medium truck tire production to China which will make domestic production capacity available for the production of larger light truck tires and other higher-margin products. In total, the segment expects to source approximately 700,000 units from China in 2003 and 2.5 million units in 2004 through various Asian manufacturing initiatives. These initiatives are important to the segment’s ability to profitably provide low-cost tire products to its customers in North America and around the world.

The labor agreement with the segment’s bargained workforce at its Findlay, OH facility expired on October 31, 2003. The workforce continues to work while ongoing negotiations take place between the segment and the United Steelworkers of America (Local No. 207).

Automotive Segment

Overview

The Company’s Automotive segment serves automotive original equipment manufacturers (“OEMs”) throughout the world. Light vehicle production in North America decreased five percent in the third quarter of 2003 from the third quarter of 2002. Production in Europe and South America declined more than three and five percent, respectively, during the quarter from the comparable period in 2002. Light vehicle production in North America decreased by four percent in the first nine months of 2003 over the comparable period one year ago, while European production was down one percent and production in Brazil was down more than four percent.

Sales

Sales of the Automotive segment were $392 million in the third quarter of 2003, an increase of three percent, or $11 million, from $381 million in the third quarter of 2002. The segment’s sales for the first nine months of 2003 were $1.2 billion, an increase of $13 million, or one percent, from the comparable period of 2002. Favorable foreign currency translation increased net sales by $20 million during the third quarter and $59 million for the first nine months of 2003. For the quarter, sales in North America were down $4 million. This decline was attributable to volume declines on existing platforms and the adverse impact of price reductions, which were partially offset by the impacts of net new business and favorable foreign currency translation. Sales of the segment’s international operations increased $15 million due to the impacts of favorable foreign currency translation, the incremental sales of Jin Young Standard, Inc. which was acquired in the second quarter of 2003, and net new business. These factors were offset by the declines in volume on existing platforms and the impact of price reductions. For the nine month period, the changes in sales in North America and the segment’s international operations were attributable to the same factors responsible for the changes in the third quarter. Sales in North America decreased by $33 million and sales in the segment’s international operations increased $46 million during the first nine months of 2003.

Operating Profit

Operating profit for the third quarter of 2003 was $11 million, a decrease of $16 million from the $27 million reported for the third quarter of 2002. For the nine-month period, operating profit was $60 million in 2003, a decrease of $33 million from $93 million generated during 2002.

In the third quarter, the Company announced the shutdown of two automotive parts manufacturing facilities in the United Kingdom—one body sealing products plant and one fluid handling systems plant. The segment recorded charges of $2.6 million for the write-off of machinery and equipment having no future use, $.5 million to reduce the carrying value of a building to its fair value and $.4 million in severance costs. Additional restructuring charges recorded in the third quarter related to employee severance costs at the segment’s small automotive plastic body side molding plant located in Cleveland, OH and several other international locations.

In North America, operating profit in the third quarter decreased by $14 million from last year’s third quarter as the favorable impacts of net new business and lower costs resulting from cost savings initiatives could not offset the negative impacts of the volume declines on existing platforms, the price reductions, less efficient plant operations resulting from the launch of significant volumes of new business, and higher raw material costs. For the nine-month period, operating profit decreased $31 million due to the same factors as in the quarter period. Restructuring charges for the nine months of 2003 were $7 million compared to $3 million in the comparable period of 2002.

The segment’s operating profit outside of North America continued to improve in the third quarter and resulted in improved performance for the first nine months of 2003 over the comparable period of 2002. These improvements were due to the impacts of lean manufacturing initiatives, favorable foreign currency translation and net new business which were partially offset by volume declines on existing platforms, higher raw material costs, price concessions, and less efficient plant operations resulting from the launch of significant new business.

Outlook

Significant net new business is being launched by the segment during the fourth quarter of this year, and it is anticipated that the increased volumes resulting from this new business will assist the segment in maintaining strong sales levels in the future. The Company currently expects light vehicle production levels in North America will decline from 16.4 million vehicles in 2002 to 16.0 million vehicles in 2003, with levels for the fourth quarter of 2003 up nearly three percent from the fourth quarter of 2002. In Europe, production levels are expected to decline from 19.2 million vehicles in 2002 to 19.0 million vehicles in 2003, with fourth quarter levels approximately one percent below 2002 levels. The continuing difficulties of the automotive manufacturers, especially those based in North America, in achieving acceptable profitability levels has resulted in extreme pressure on the segment to further reduce the prices of its products and source them from low-cost manufacturing locations. It is imperative that the segment continue to reduce its overall cost structure and to examine its production capacity in relation to projected light vehicle production.

Liquidity and Capital Resources

Net cash provided by operating activities was $153 million in the first nine months of 2003, $136 million lower than the $289 million generated in the first nine months of 2002. Changes in operating assets and liabilities in the first nine months of 2003 consumed $32 million of cash due primarily to an increase in accounts receivable. This increase is due primarily to the increased sales in the Tire segment. Other factors contributing to the increase are the change in the payment patterns of certain Tire segment customers which approximated $43 million and the extended payment terms implemented by certain automotive OEM customers which approximated $18 million. The extended payment terms were initiated at the end of 2002 and at September 30, 2003 resulted in total incremental accounts receivable of approximately $24 million, or an increase in average accounts receivable total days outstanding from approximately 40 to 45 days to approximately 50 to 52 days. Accounts payable increased as a result of extending vendor payment terms. During the first nine months of 2002, changes in operating assets and liabilities from levels at December 31, 2001 resulted in the availability of $66 million of cash.

Net cash used in investing activities during the first nine months of 2003 reflects capital expenditures of $107 million, compared to $93 million in the comparable period of 2002. Capital expenditures in 2003 are expected to approximate $165 million, primarily to support new business launching in 2003 and 2004 and advances in manufacturing technology and process improvements throughout the Company’s operations. During the first quarter of 2003, cash was used by the Company to acquire Max-Trac Tire Co., Inc., known as Mickey Thompson Performance Tires & Wheels. Mickey Thompson is a designer and distributor of specialty tires for the street, strip, track and off-road racing markets. In the second quarter of 2003, the Company increased its ownership percentage of Jin Young Standard, Inc., a Korean automotive sealing and plastic parts company, from 49 percent to 90 percent and renamed the company Cooper-Standard Automotive Korea. The Company converted $2.5 million of debt into equity and entered into a note requiring the payment of an additional $.5 million in cash to other shareholders.

In the first nine months of 2003, the Company sold various assets and generated $2 million in cash. In the first nine months of 2002 the Company sold various assets consisting primarily of closed facilities and an aircraft, and generated $9 million in cash.

The Company’s financing activities during the first nine months of 2003 reflect additional short-term borrowings. During the first nine months of 2002, the Company repurchased $87 million of the notes which were due in

December 2002. Dividends paid on the Company’s common shares in both the first nine months of 2003 and 2002 were $23 million. During the first nine months of 2003 and 2002, the Company generated $2 million and $13 million, respectively, through the issuance of common shares from the exercise of stock options.

In July 2003 the Company entered into an additional $50 million of interest rate swap contracts to convert a portion of its 7.75 percent fixed rate, 2009 Senior Notes to a floating-rate basis, bringing the total of such swaps to $150 million. The net amounts paid or received in the future from these interest rate swap contracts will be recorded as an adjustment to interest expense.

Effective September 1, 2003, the Company amended and restated its revolving credit agreement with a group of eleven banks. Pursuant to the amendment, the term of the agreement was extended by one year to August 31, 2008. As of September 30, 2003, the Company was in compliance with the financial covenants contained in its credit agreements. At that date, the ratio of total indebtedness to total capitalization was 48.0 percent, under the definitions contained in the agreements, and the fixed charge coverage ratio was 2.05 times. There were no changes in the Company’s long and short-term debt ratings or ratings outlook during the first nine months of 2003 and none are currently anticipated.

The Company has provided a guarantee of a portion of a bank loan made to its joint venture with Nishikawa Rubber Company. On July 1, 2003, the joint venture entered into an additional bank loan with the joint venture partners each guaranteeing a portion of the amount borrowed. The Company’s maximum exposure under this second arrangement is $5 million. The Company’s maximum exposure under both arrangements at September 30, 2003 was approximately $5.8 million.

The Company anticipates cash flows in 2003 will be adequate after the Company’s projected capital expenditures and dividend payments, even if business levels for the remainder of the year are significantly lower than presently forecast. In addition, at September 30, 2003 the Company had cash of $37 million and could borrow, under its credit agreement with its bank group and other bank lines, up to an additional $295 million.

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

New Accounting Standards

For a discussion of recent accounting pronouncements and their impact on the Company, see note nine to the financial statements.

Forward-Looking Statements

This report contains what the Company believes are “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding projections, expectations or matters which the Company anticipates may happen with respect to the future performance of the industries in which the Company operates, the economies of the United States and other countries, or the performance of the Company itself, which involve uncertainty and risk. Such “forward-looking statements” are generally, though not always, preceded by words such as “anticipates,” “expects,” “believes,” “projects,” “intends,” “plans,” “estimates,” and similar terms that connote a view to the future and are not merely recitations of historical fact. Such statements are made solely on the basis of the Company’s current views and perceptions of future events, and there can be no assurance that such statements will prove to be true. It is possible that actual results may differ materially from those projections or expectations due to a variety of factors, including but not limited to:

•	changes in economic and business conditions in the world, especially the continuation of the global tensions and risks of further terrorist incidents which currently exist,

•	increased competitive activity, including the inability of the Tire segment to obtain price increases to offset higher production or material costs,

•	the failure to achieve expected sales levels,

•	consolidation among the Company’s competitors and customers,

•	technology advancements,

•	unexpected costs and charges, including those associated with new vehicle launches,

•	fluctuations in raw material and energy prices, including those of both crude petroleum and natural gas and the unavailability of such raw materials or energy sources,

•	changes in interest and foreign exchange rates,

•	increased pension expense resulting from investment performance of the Company’s pension plan assets and changes in discount rate and expected return on plan assets assumptions,

•	government regulatory initiatives, including the proposed and final regulations under the TREAD Act,

•	the cyclical nature and overall health of the global automotive industry, and the impact of the inability of the Company’s customers to meet their sales and production goals,

•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons,

•	the impact of labor problems, including a strike brought against the Company or against one or more of its large customers,

•	litigation brought against the Company,

•	an adverse change in the Company’s credit ratings, which could increase its borrowing costs and/or hamper its access to the credit markets,

•	the inability of either segment to execute the cost reduction/Asian strategies outlined by each for the coming year,

•	the impact of reductions in the insurance program covering the principal risks to the Company, and other unanticipated events and conditions.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in market risk at September 30, 2003 from that detailed in the Company’s Annual Report on Form 10-K filed with the U. S. Securities and Exchange Commission for the year ended December 31, 2002.

Item 4. CONTROLS AND PROCEDURES

Pursuant to the requirements of the Sarbanes-Oxley Act, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13(a)–15(e) and 15(d)–15(e) promulgated under the Securities Exchange Act of 1934, including its internal controls and procedures, to determine their effectiveness. Based upon that evaluation, they have concluded that as of the end of such period, the Company’s disclosure controls and procedures are effective in identifying the information required to be disclosed in the Company’s periodic reports filed with the U. S. Securities and Exchange Commission (“SEC”), including this quarterly report on Form 10-Q, and insuring that such information is recorded, processed, summarized and reported as required by the SEC’s rules and forms.

There have been no changes in the Company’s internal controls over financial reporting that occurred in such period, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

(10)	Amendment No. 7 to the Amended and Restated Credit Agreement dated as of August 28, 2003 by and among Cooper Tire & Rubber Company, a Delaware Corporation, and the Banks, and PNC Bank, National Association, as agent for the Banks.
(31.1)	Certification of Chief Executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  REPORTS ON FORM 8-K

The Company furnished its third quarter earnings release by a Form 8-K reporting under items (7) and (9) on October 16, 2003.

The Company furnished a release relating to its second quarter earnings by a Form 8-K reporting under items (7) and (9) on July 17, 2003.

The Company furnished its expected second quarter earnings press release by a Form 8-K reporting under items (7) and (9) on July 7, 2003.

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

November 11, 2003
(Date)