Form 10-K
period 2003-12-31
COOPER TIRE & RUBBER CO
filed 2004-03-08
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003
or
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________to________

Commission File Number 1-4329

COOPER TIRE & RUBBER COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE	34-4297750
(State of incorporation)	(I.R.S. employer
identification no.)

Lima and Western Avenues, Findlay, Ohio	45840
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (419) 423-1321

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $1 par value per share	New York Stock Exchange
Rights to Purchase Series A Preferred Stock	New York Stock Exchange

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

[  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [X] No [  ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2003 was $1,264,115,752.

The number of shares outstanding of the registrant’s common stock as of February 27, 2004 was 74,078,276.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into the following Parts of this Form 10-K:

The registrant’s definitive proxy statement dated March 12, 2004 for its 2004 Annual Meeting of Stockholders
–

Part III, Items 10 – 14

1

COOPER TIRE & RUBBER COMPANY – FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

10-K Pages
Cover	1
Table of Contents	2
Part I
Item 1 – Business	2-7
Item 2 – Properties	7
Item 3 – Legal Proceedings	7
Item 4 – Submission of Matters to a Vote of Security Holders	7
Part II
Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7-8
Item 6 – Selected Financial Data	8-9
Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-23
Item 7A – Quantitative and Qualitative Disclosures About Market Risk	23-24
Item 8 – Consolidated Financial Statements and Supplementary Data	25-54
Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	55
Item 9A – Controls and Procedures	55
Part III
Item 10 – Directors and Executive Officers of the Registrant	55-56
Item 11 – Executive Compensation	56
Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	57
Item 13 – Certain Relationships and Related Transactions	57
Item 14 – Principal Accountant Fees and Services	57
Part IV
Item 15 – Exhibits, Financial Statement Schedules, and Reports on Form 8-K	57-58
Signatures	58
Index to Exhibits	59-61

PART I

Item 1. BUSINESS

Cooper Tire & Rubber Company (“Cooper” or the “Company”) is a leading manufacturer of replacement tires and original equipment automotive components. It is organized into two separate, reportable, business segments, Cooper Tire and Cooper-Standard Automotive. Each segment is managed separately because it offers different products to different types of customers, which requires different marketing and distribution strategies. Additional information on the Company’s segments, including their financial results, total assets, products, markets and presence in particular geographic areas, appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Business Segments” note to the consolidated financial statements.

Cooper Tire, the segment that comprises Cooper’s tire and related businesses, is the fourth largest tire manufacturer in North America and, according to a recognized trade source, is the eighth largest tire company in the world based on sales. The Tire segment focuses on the sale of passenger and light truck replacement tires. It also manufactures radial medium truck tires and materials and equipment for the truck tire retread industry. Cooper-Standard Automotive, the segment that includes all of Cooper’s automotive components business, is one of the world’s leaders in the design and manufacture of automotive body sealing products and ranks among the top producers of noise, vibration and harshness (“NVH”) control products and fluid handling systems for the automotive industry.

Cooper was incorporated in the State of Delaware in 1930 as the successor to a business originally founded in 1914. Based in Findlay, Ohio, Cooper currently operates 52 manufacturing facilities in 13 countries. As of December 31, 2003, the Company employed 22,899 persons worldwide.

Business Segments

Cooper Tire

The Tire segment produces passenger car, light truck and motorcycle tires, and inner tubes, primarily for sale in the United States replacement market to independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not sell its products directly to end users and does not manufacture tires for sale to the automobile original equipment manufacturers (“OEMs”), other than several small contracts with specialty vehicle manufacturers in the United Kingdom. Approximately 93 percent of the tires produced by the segment are manufactured at plants located in the United States. The remainder is produced in the United Kingdom. A small percentage of the products manufactured by the segment in the United States are exported throughout the world. The Cooper-Avon subsidiary in the United Kingdom manufactures passenger car, light truck, racing and motorcycle tires and markets these products to dealers in the United Kingdom, United States, continental Europe and the Scandinavian markets.

The segment is pursuing opportunities for future expansion in Asia through joint ventures and other forms of alliance, as well as through existing contract manufacturing arrangements. The segment currently has a manufacturing supply agreement with an Asian manufacturer to provide entry level passenger tires from China for distribution in the European market and the United States. In addition, the segment recently announced plans to transfer its radial medium truck tire production to China through contract manufacturing arrangements that will make domestic production capacity available for the production of larger light truck tires and other higher-margin products. In total, the segment sourced approximately 700,000 tires from China in 2003.

The Tire segment operates in a highly competitive industry, which includes Bridgestone Corporation, Goodyear Tire & Rubber Company and Groupe Michelin. These competitors are substantially larger than the Company and serve the OEM as well as the replacement portion of the tire market. The segment also faces competition from low-cost producers in Asia and South America. Some of those producers are foreign subsidiaries of the segment’s competitors in North America. The segment had a market share in 2003 of approximately 17 percent of all light vehicle replacement tire sales in the United States.

In the tread rubber industry, which supplies retread equipment and materials to the commercial truck tire industry, there are numerous suppliers, of which Bandag, Inc. and Goodyear Tire & Rubber Company have a combined market share that is believed to exceed 70 percent. The remaining significant competitors include the retread business of the segment and the retread business of one other major tire manufacturer.

Success in competing for the sale of replacement tires is dependent upon many factors, the most important of which are price, quality, availability through appropriate distribution channels and relationships with dealers. Other factors of importance are warranty, credit terms and other value-added programs. The segment has built close working relationships through the years with its independent dealers and believes those relationships have enabled it to obtain a competitive advantage in the replacement market. As a steadily increasing percentage of replacement tires are sold by large regional and national tire retailers, the segment has increased its penetration of those distribution channels, while maintaining a focus on its traditionally strong network of independent dealers.

Both the replacement tire and retread products businesses of the segment have broad customer bases. No customer of the Tire segment accounted for ten percent or more of the consolidated net sales of the Company in 2003. Overall, a balanced mix of customers and the offering of both proprietary brand and private label tires help to protect the segment from the adverse effects that could result from the loss of a major customer. Customers place orders on a month to month basis and the segment adjusts production and inventory to meet those orders which results in varying backlogs of orders at different times of the year.

Cooper-Standard Automotive

The Automotive segment produces components, systems, subsystems and modules for incorporation into the passenger vehicles and light trucks manufactured by the global automotive OEMs. Replacement parts for current production vehicles are also produced. The segment’s main products include the following:

•	Total sealing systems products, which consist primarily of extruded rubber parts and thermal plastic vulcanizer (“TPV”) plastic parts, which seal the doors, windows and other parts of the vehicle from water leakage and wind noise. These products include weatherstrip assemblies to seal vehicle windows, window channel assemblies, window gaskets, and vehicle body and door dynamic seals. In addition, encapsulated glass products are provided in combination with, and independent of, glass sealing systems.

•	NVH control systems products, which consist primarily of molded rubber chemically bonded to metal engine mounting systems, body mounts, bushings and a full line of other suspension and powertrain components. These products are designed to minimize the noise, vibration and harshness experienced in vehicles. Services include full ride and handling vehicle analysis resulting in optimal design and placement of components to ensure superior ride and sound characteristics.

•	Fluid systems products, which include tubing, valves, quick connects, hoses, couplings, coolers and similar products that comprise the modules and subsystems for transmission and engine oil cooling, fuel, brake, and vapor lines, emissions, and power steering, all of which serve to transport fluids and vapors throughout a vehicle.

The segment also produces extruded plastic body side moldings, which serve as protective barriers against damage to the vehicle’s sheet metal and can be an integral part of the vehicle’s overall styling and appearance.

Nearly all of the segment’s products are sold as original equipment directly to the OEMs for installation on new vehicles, or in a lesser number of cases, to Tier 1 suppliers who do the same. Accordingly, sales of such products are directly affected by the annual vehicle production of OEMs, and in particular, the production levels of the vehicles for which specific parts are being provided. In most cases, the segment’s products are designed and engineered for a specific vehicle platform and cannot be used on other vehicles. The segment’s sales and product development personnel work directly with the engineering and styling departments of the OEMs in the engineering and development of its various products. The segment maintains sales offices in strategic locations throughout the world to provide support and service to its OEM customers. The segment does not have a backlog of orders at any point in time. Instead, the segment’s original equipment sales are generally based upon purchase orders issued periodically by the OEMs for the components, systems, subsystems or modules produced by the segment. The purchase orders are for all or a percentage of the customers’ estimated requirements and are subject to production levels of the vehicles for which specific parts are being provided. The OEMs issue releases under those purchase orders from time to time, specifying quantities of the components that their manufacturing plants require, based upon planned production levels.

Although each OEM may emphasize different requirements as the primary criteria for judging its suppliers, success as an automotive supplier generally requires outstanding performance with respect to quality, cost and time. The segment places an intense focus on ensuring that its products are of a consistently high and reliable quality. Performance with respect to cost refers not only to product pricing, but also to a lean cost structure, efficient supply chain management and flexible manufacturing capabilities. Performance with respect to time relates to three separate elements: on-time delivery of products; time to bring new products to market; and manufacturing cycle time. A trend toward shortening new product cycle times to meet the intense competitive demands faced by the OEMs requires that the segment have in place the infrastructure to support these demands. As part of this trend, suppliers must have in place state-of-the-art engineering and design capabilities. Suppliers are increasingly expected to collaborate on or assume the product design and development of key automotive components, and to do so with sophisticated expertise and increased speed.

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

The segment is facing increased competition for certain of its products, especially for its NVH products, from suppliers producing in lower cost countries such as China and Korea. The segment is examining how to deal with this competitive threat, including consideration of further expanding its manufacturing presence to those countries. Certain component materials are currently being sourced from Asian manufacturers and the segment expects to increase its sourcing volumes significantly in 2004.

Approximately 70 percent of the segment’s sales are to the global operations of Ford Motor Company, DaimlerChrysler AG and General Motors Corporation. Sales to two of these customers in 2003 met or exceeded 10 percent of the consolidated net sales of the Company. The loss of any of these customers would have a material adverse effect on the financial results of the segment and the Company, unless replacement business could be quickly obtained. The Company’s sales to these significant customers are listed below:

(Dollar amounts in millions)

	2001		2002		2003
		Consolidated		Consolidated		Consolidated
Customer	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
Ford	$455	14%	$491	15%	$487	14%
General Motors	N/A		338	10%	360	10%
DaimlerChrysler	356	11%	344	10%	N/A

Consolidation among the OEMs in recent years has resulted in the creation of a relatively small number of very large global customers that are increasingly requiring their suppliers to serve them on a global basis. Management believes the segment has the size, the geographic breadth and the resources to meet the requirements of customers who increasingly demand uniformly high levels of quality, service and design and engineering support at all locations in the world where their vehicles are manufactured. As the industry continues to consolidate, the segment may become even more dependent on each of its customers. As the Company expands its global position, however, it spreads the risk over additional regions and the OEMs in those regions.

Raw Materials

The principal raw materials for the Tire segment include synthetic rubber, carbon black, natural rubber, chemicals and reinforcement components. For the Automotive segment, these materials include fabricated metal-based components, synthetic rubber, carbon black and natural rubber. The Company acquires its raw materials from multiple sources both within and outside the United States to provide greater assurance of continuing supplies for its manufacturing operations. Because of the similarity of raw materials used in the processes of both the Tire and Automotive segments, the Company’s purchasing efforts for the two segments are substantially centralized, which has resulted in efficiencies and reduced administrative costs.

The Company did not experience any significant raw material or fuel shortages in 2003, nor have any shortages been experienced in the opening months of 2004. However, the Company experienced significant increases in the costs of certain of its principal raw materials and natural gas, the principal energy source used in its manufacturing process, during 2003. The potential for shortages in the near future of steel for automotive components and tire reinforcement materials is a concern to the Company due to the recent allocation of supply by steel and steel rod manufacturers. The Company is working with its suppliers to ensure adequate supply of steel-based raw materials to support its manufacturing operations.

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

The Company’s contractual relationships with its raw material suppliers are generally based on purchase order arrangements. For natural rubber and natural gas, procurement is managed using long-term agreements, buying forward of production requirements and buying in the spot market. For metal-based components, procurement is managed through long-term supply contracts. For other principal materials, procurement arrangements include multi-year supply agreements that may contain formula-based pricing based on commodity indices. These arrangements only cover quantities needed to satisfy normal manufacturing demands.

The Company is an equity investor in RubberNetwork.com LLC, which was established by a group of manufacturers in the tire and rubber industry to achieve cost savings in the procurement of raw materials and indirect materials and supplies through the application of e-business technology. The Company realized savings of $2.3 million in purchasing certain raw materials and supplies through the use of this procurement method during 2003.

Working Capital

The Company maintains a strong working capital position. Inventories turn regularly and accounts receivable are well managed. The Company engages in a rigorous credit analysis of its independent tire dealers and monitors their financial positions. The Tire segment offers incentives to certain of its customers to encourage the payment of account balances prior to their scheduled due dates. The Company does not generally experience difficulties in collecting its accounts receivable in the Automotive segment because most of its customers are large, well-capitalized automobile manufacturers. Certain of the Automotive segment’s OEM customers implemented extended payment terms since 2002 which has resulted in increases in accounts receivable of approximately $30 million at December 31, 2003.

Research, Development and Product Improvement

The Company directs its research activities toward product development, improvements in quality, and operating efficiency. Examples of these activities are:

•	The Automotive segment’s engineering and marketing personnel work closely with their customers to assist in the design and development of products to meet their changing requirements. Product development and design are important to the success of the Automotive segment.

•	In the Tire segment, the Company continues to actively develop new passenger and truck tires. The Company conducts extensive testing of current tire lines, as well as new concepts in tire design, construction and materials. During 2003, approximately 83 million miles of tests were performed on indoor test wheels and in monitored road tests. The Company has a tire and vehicle test track in Texas that assists the Company’s testing effects. Uniformity equipment is used to physically monitor radial passenger, light truck and medium truck tires for high standards of ride quality. The Company continues to design and develop specialized equipment to fit the precise needs of its manufacturing and quality control requirements.

Research and development expenditures for the last three years are shown below:

Year	Expenditures
2001	$79.4 million
2002	$74.0 million
2003	$71.1 million

Patents, Intellectual Property and Trademarks

The Company owns and/or has licenses to use patents and intellectual property, covering various aspects in the design and manufacture of its products and processes, and equipment for the manufacture of its products which will continue to be amortized over the next two to 13 years. While the Company believes these assets as a group are of material importance, it does not consider any one asset or group of these assets to be of such importance that the loss or expiration thereof would materially affect its business considered as a whole or the business of either of its segments.

The Company owns and uses tradenames and trademarks worldwide. While the Company believes such tradenames and trademarks as a group are of material importance, the trademarks the Company considers most significant to its business are those using the words “Cooper,” “Cooper-Standard,” “Mastercraft “ and “Avon.” The Company believes all of these significant trademarks are valid and will have unlimited duration as long as they are adequately protected and appropriately used. Certain other tradenames and trademarks are being amortized over the next 13 to 25 years.

The Company has license and technology sharing agreements with Nishikawa Rubber Company, Ltd. (“Nishikawa”) for sales, marketing and engineering services on certain body sealing products sold by the Company. Under those agreements, which are on-going, the Company pays for services provided by Nishikawa and a royalty to Nishikawa on certain products for which Nishikawa provides design or development services. The segment’s joint venture with Nishikawa has additionally provided the segment with the ability to provide body sealing components to the Japanese OEMs.

Seasonal Trends

There is a year-round demand for passenger and truck replacement tires, but passenger replacement tire sales are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of August through November. Sales to automotive customers are lowest during the months prior to model changeovers and during assembly plant shutdowns. These typically result in lower sales volumes during July, August and December.

Environmental Matters

The Company recognizes the importance of compliance in environmental matters and has an organizational structure to supervise environmental activities, planning and programs. The Company also participates in activities concerning general industry environmental matters.

The Company’s manufacturing facilities, in common with those of the industry generally, are subject to numerous laws and regulations designed to protect the environment. In general, the Company has not experienced difficulty in complying with these requirements and believes they have not had a material adverse effect on its financial condition or the results of its operations. The Company expects additional requirements with respect to environmental matters will be imposed in the future. The Company’s 2003 expense and capital expenditures for environmental matters at its facilities were not material, nor is it expected that expenditures in 2004 for such uses will be material.

Foreign Operations

The company has manufacturing facilities located in the following foreign countries:

• Mexico	• Canada

• Brazil	• France

• Australia	• Germany

• Republic of Korea	• Poland

• India	• Spain

• Czech Republic	• United Kingdom

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

The Company believes the risks of conducting business in less developed markets, including Brazil, Mexico, Poland, the Czech Republic, China, Korea and India, are somewhat greater than in the United States, Canadian and Western European markets. This is due to the potential for currency volatility, high interest and inflation rates, and the general political and economic stability that are associated with emerging markets.

The Company’s 2003 net sales attributable to its foreign subsidiaries, and shipments of exports from the United States, approximated $1.3 billion, or approximately 37 percent of consolidated net sales. Additional information on the Company’s foreign operations can be found in the “Business Segments” note to the consolidated financial statements.

Available Information

The Company makes available free of charge on or through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the U.S. Securities and Exchange Commission (“SEC”). The Company’s Internet address is http://www.coopertire.com. The Company had adopted corporate governance guidelines, a code of business conduct and ethics and charters for each of its Audit Committee, Compensation Committee and Nominating and Governance Committee. These documents will be available on the Company’s Internet website and will be available to any stockholder who requests them from the Company’s Director of Investor Relations. The information contained on the Company’s website is not incorporated by reference in this annual report on Form 10-K and should not be considered a part of this report.

Item 2. PROPERTIES

As shown in the following table, at December 31, 2003 the Company maintained 83 manufacturing, distribution, and office facilities worldwide. The Company owns a majority of the manufacturing facilities while some manufacturing, distribution and office facilities are leased. The Automotive segment is involved in joint ventures or shared ownership in the United States, Mexico and Korea. There are three manufacturing facilities in the United States, one in Mexico and three in Korea under these arrangements.

	North		South
Type of Facility	America	Europe	America	Asia	Australia	Total
Manufacturing	33	12	2	4	1	52
Distribution	7	4	—	—	—	11
Technical Centers and Offices	14	3	—	2	1	20

Total	54	19	2	6	2	83

The Company believes its properties have been adequately maintained, generally are in good condition, and are suitable and adequate to meet the demands of each segment’s business.

Item 3. LEGAL PROCEEDINGS

The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases, in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

Executive Officers of the Registrant

See Item 10 of Part III for information regarding the executive officers of the registrant.

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

Cooper Tire & Rubber Company common stock is traded on the New York Stock Exchange under the symbol CTB. The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

Year Ended December 31, 2002	High	Low
First Quarter	$22.53	$14.31
Second Quarter	26.10	19.50
Third Quarter	22.17	15.41
Fourth Quarter	16.85	12.25

Year Ended December 31, 2003	High	Low
First Quarter	$16.24	$11.84
Second Quarter	17.93	12.13
Third Quarter	18.65	15.77
Fourth Quarter	21.80	15.95

(b)	Holders

The number of record holders at December 31, 2003 was 3,729.

(c)	Dividends

The Company has paid consecutive quarterly dividends on its common stock since 1973. Future dividends will depend upon the Company’s earnings, financial condition, and other factors. Additional information on the Company’s liquidity and capital resources can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company’s credit facilities, described in the “Debt” note to the consolidated financial statements, restrict the amount of retained earnings available for the payment of cash dividends and purchases of the Company’s common shares. At December 31, 2003, retained earnings of $280 million were available for these purposes. Quarterly dividends per common share for the most recent two years are as follows:

	2002	2003
March	$0.105	$0.105
June	0.105	0.105
September	0.105	0.105
December	0.105	0.105

Total:	$0.42	$0.42

Item 6. SELECTED FINANCIAL DATA

(Dollar amounts in thousands except for per share amounts)

	Net	Operating		Income Before		Net		Earnings Per Share
	Sales	Profit		Income Taxes		Income		Basic		Diluted
1998	$1,876,125	$209,535		$198,217		$126,967		$1.64		$1.64
1999(a)	2,196,343	239,080	(c)	215,497	(c)	135,474	(c)	1.79	(c)	1.79	(c)
2000(b)	3,472,372	252,481	(d)	160,156	(d)	96,734	(d)	1.31	(d)	1.31	(d)
2001	3,154,702	106,234	(e)	29,158	(f)	18,166	(f)	0.25	(f)	0.25	(f)
2002	3,329,957	248,396	(g)	177,197	(h)	111,845	(h)	1.53	(h)	1.51	(h)
2003	3,514,399	177,130	(i)	114,110	(i)	73,836	(i)	1.00	(i)	1.00	(i)

			Net Property,
	Stockholders’	Total	Plant &	Capital		Long-term
	Equity	Assets	Equipment	Expenditures	Depreciation	Debt
1998	$867,936	$1,541,275	$885,282	$131,533	$101,899	$205,285
1999 (a)	975,634	2,757,645	1,227,069	149,817	120,977	1,046,463
2000 (b)	952,556	2,896,673	1,285,397	201,366	167,787	1,036,960
2001	910,240	2,764,250	1,206,074	136,387	169,364	882,134
2002	941,716	2,712,209	1,197,975	141,393	177,867	875,378
2003	1,030,389	2,868,867	1,207,898	154,778	185,295	871,948

	Long-term		Average
	Debt To	Dividends	Common Shares	Number of
	Capitalization	Per Share	(000)	Employees
1998	19.1%	$0.39	77,598	10,766
1999 (a)	51.8	0.42	75,837	21,586
2000 (b)	52.1	0.42	73,585	24,704
2001	49.2	0.42	72,559	23,268
2002	48.2	0.42	73,327	23,024
2003	45.8	0.42	73,688	22,899

(a)	Reflects the acquisition of The Standard Products Company on October 27, 1999.

(b)	Reflects the acquisition of Siebe Automotive on January 28, 2000.

(c)	Amounts have been reduced by losses at closed and sold facilities of $4,355 ($2,737 after tax, $.03 per share) and amortization of goodwill of $2,550 ($.03 per share).

(d)	Amounts have been reduced by restructuring charges of $38,699 ($24,274 after tax, $.33 per share), losses at closed and sold facilities of $19,001 ($12,100 after tax, $.17 per share) and amortization of goodwill of $15,553 ($.21 per share).

(e)	Amount has been reduced by class action costs of $72,194 ($44,977 after tax, $.62 per share), restructuring charges of $8,648 ($5,387 after tax, $.07 per share) and amortization of goodwill of $15,705 ($.22 per share).

(f)	Amounts have been reduced by class action costs of $72,194 ($44,977 after tax, $.62 per share), restructuring charges of $8,648 ($5,387after tax, $.07 per share), amortization of goodwill of $15,705 ($.22 per share) and increased by gains on sales of non-manufacturing assets of $8,263 ($5,148 after tax, $.07 per share) .

(g)	Amount has been reduced by restructuring charges of $4,565 ($2,881 after tax, $.04 per share).

(h)	Amount has been reduced by restructuring charges of $4,565 ($2,881 after tax, $.04 per share) and increased by gains on sales of non-manufacturing assets of $2,201 ($1,389 after tax, $.02 per share).

(i)	Amount has been reduced by restructuring charges of $14,992 ($9,700 after tax, $.13 per share) and increased by the reversal of class action costs of $3,900 ($2,523 after tax, $.03 per share).

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business of the Company

The Company has two reportable segments – Cooper Tire and Cooper-Standard Automotive. The Company’s reportable segments are each managed separately because they offer different products requiring different marketing and distribution strategies.

Cooper Tire (the “Tire segment”) produces passenger, light truck and motorcycle tires, and inner tubes, which are sold nationally and internationally in the replacement tire market to independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products, and supplies retread equipment and materials to the commercial truck tire industry.

Cooper-Standard Automotive (the “Automotive segment”) produces body sealing systems, active and passive vibration control systems, and fluid handling systems, primarily for the global automotive original equipment manufacturing and replacement markets.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations presents information related to the consolidated results of operations of the Company, including the impact of restructuring costs on the Company’s results, a discussion of past results and future outlook of each of the Company’s segments, and information concerning both the liquidity and capital resources and critical accounting policies of the Company. An important qualification regarding the “forward-looking statements” made in this discussion is then presented.

Consolidated Results of Operations

(Dollar amounts in millions except per share amounts)

		%		%
	2001	Change	2002	Change	2003
Revenues:
Tire Group	$1,704.6	3.8%	$1,769.1	5.9%	$1,872.9
Automotive Group	1,477.4	7.4	1,586.0	4.8	1,662.2
Eliminations	(27.3)	-0.1	(25.1)	-17.5	(20.7)

Net sales	$3,154.7	5.6%	$3,330.0	5.5%	$3,514.4

Segment profit:
Tire Group	$73.2	87.7%	$137.4	-36.2%	$87.7
Automotive Group	39.0	201.3	117.5	-18.6	95.7
Unallocated corporate charges and eliminations	(6.0)	8.3	(6.5)	-3.1	(6.3)

Operating profit	106.2	133.9	248.4	-28.7	177.1
Interest expense	90.7	-16.6	75.6	-10.2	67.9
Other income – net	(13.7)	-67.9	(4.4)	11.4	(4.9)

Income before income taxes	29.2	506.8	177.2	-35.6	114.1
Provision for income taxes	11.0	494.5	65.4	-38.4	40.3

Net income	$18.2	514.3%	$111.8	-34.0%	$73.8

Basic earnings per share	$0.25	512.0%	$1.53	-34.6%	$1.00

Diluted earnings per share	$0.25	504.0%	$1.51	-33.8%	$1.00

2003 versus 2002

Consolidated net sales increased by $184 million in 2003. The Company generated $115 million in net new business and favorable foreign currency translation contributed approximately $108 million to the net sales increase. These amounts were reduced by $39 million in price adjustments granted to certain OEM customers. Operating profit in 2003 was $71 million less than the operating profit reported in 2002. The favorable impact of foreign currency translation on operating profit approximated $16 million. In the Tire segment higher raw material costs and operating inefficiencies experienced during the first half of the year contributed to the lower operating profit in 2003. Operating profit in the Automotive segment declined as the positive impacts of net new business, favorable foreign currency translation and Lean savings were more than offset by price concessions, higher raw material costs and inefficiencies resulting from the launch of new business during the year. Restructuring expense was $15 million (13 cents per share) in 2003 compared to $5 million (4 cents per share) in 2002.

Selling, general, and administrative expenses were $247 million (7.0 percent of net sales) in 2003 compared to $237 million (7.1 percent of net sales) in 2002. The $10 million increase over 2002 spending is due to increased advertising expense and costs associated with employee health care and pension benefits partially offset by decreases in the cost of employee incentive programs that provide for compensation based on profitability.

During 2003 the Tire segment conducted a review of its reserves for tire product warranties. This review resulted in a $3.1 million increase to the segment’s regular warranty reserve and a $3.9 million reduction of the estimated enhanced product warranty reserve established in connection with the 2001 settlement of class action litigation.

The Company is a defendant in various products liability claims in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Effective April 1, 2003, the Company established a new excess liability insurance program. The new program covers the Company’s products liability claims occurring on or after April 1, 2003 and is occurrence-based insurance coverage which includes an increased per claim retention limit, increased policy limits, and the establishment of a captive insurance company. Premium costs for insurance coverage in excess of the self-insured amounts for the policy year are $10.3 million higher than under the previous program while coverage increased by $35 million. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

The Company experienced significant increases in the costs of certain of its principal raw materials and natural gas, the principal energy source used in its manufacturing processes, during 2003 compared with the levels experienced during 2002. The principal raw materials for the Tire segment include synthetic rubber, carbon black, natural rubber, chemicals and reinforcement components. The principal raw materials for the Automotive segment include fabricated metal-based components, synthetic rubber, carbon black and natural rubber. The increase in the cost of natural rubber was the most significant driver of higher raw material costs, increasing approximately 50 percent from 2002. The average cost of natural gas during 2003 has increased approximately 70 percent from the average cost during 2002. The Company manages the procurement of its raw materials and natural gas to guarantee supply and to obtain the most favorable pricing. For natural rubber and natural gas, procurement is managed using long-term agreements, buying forward of production requirements and buying in the spot market. For metal-based components, procurement is managed through long-term supply contracts. For other principal materials, procurement arrangements include multi-year supply agreements that may contain formula-based pricing based on commodity indices. These arrangements only cover quantities needed to satisfy normal manufacturing demands.

Interest expense decreased $7.7 million in 2003 reflecting the repayment of debt and lower interest rates. Other income was relatively unchanged from 2002.

The Company’s effective income tax rate was 35.3 percent in 2003, lower than the 2002 rate of 36.9 percent. The rate decrease from 2002 is due to the impact of global tax planning, additional tax credits and the mix of earnings across foreign and domestic jurisdictions.

At December 31, 2003, the Company has future tax benefits of $89 million related to various foreign and state net operating losses and other tax credit carryforwards for which valuation reserves of $50 million have been recorded. The Company recorded valuation allowances for certain net operating losses and tax credit carryforwards because the Company is uncertain regarding its ability to utilize them. The remaining $39 million of future tax benefits primarily results from net operating loss carryforwards incurred in the Company’s subsidiaries in the United Kingdom, Germany and France and various United States tax credit carryforwards. Some of these can be utilized indefinitely while others expire from 2004 to 2024. The amounts expiring in the next five years, for which no valuation allowance has been recorded, approximate $7 million. It is more likely than not the carryforwards for which no valuation allowance has been established will be realized based upon forecasted future earnings, which are anticipated to result in future taxable income, and the implementation of certain tax strategies.

The effects of inflation in areas other than raw materials and natural gas did not have a material effect on the results of operations of the Company in 2003.

2002 versus 2001

Net sales in 2002 were $175 million higher than the sales recorded in 2001. Of this increase, approximately $14 million is the result of favorable foreign currency translation. The Tire segment improvement was due to higher sales volumes to the regional tire retail business along with increased sales of its proprietary brand name tires. The Automotive segment sales increased due to higher light vehicle production and the impact of net new business that was partially offset by price concessions.

Operating profit in 2002 was $142.2 million higher than the operating profit reported in 2001. Operating profit in 2002 benefited from the Company’s adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the accounting pronouncement that requires the carrying amount of goodwill and other intangible assets with indefinite lives no longer be amortized but instead be tested annually for impairment. The amortization of goodwill in 2001 was $15.8 million. Results in 2002 also improved due to higher sales in both the Tire and Automotive segments and the benefits of the restructuring and other cost reduction initiatives in the Automotive segment. Reductions from 2001 of $6 million in tire products liability costs also benefited operating profit in 2002. Further, operating profit in 2001 was adversely affected by a charge for a tire products class action settlement and related defense costs of $72.2 million ($45 million after income taxes, or 62 cents per share).

Selling, general, and administrative expenses were $237 million (7.1 percent of net sales) in 2002 compared to $227 million (7.2 percent of net sales) in 2001. This spending increase is largely attributable to the cost of employee incentive programs that provide for compensation based on profitability.

Interest expense in 2002 decreased $15 million from the $91 million reported in 2001. This decrease reflects the impacts of approximately $12 million related to the repayment of debt and $3 million related to interest rate swaps.

Other income decreased by $10 million during 2002 from $14 million in 2001. Gains resulting from the sale of two tire warehouses and an aircraft in 2001 were responsible for $8 million of income, while in 2002 the sale of an aircraft contributed $2 million of income. The decrease in 2002 is also partially attributable to premium costs of $3 million incurred in connection with the repurchase of portions of the Company’s public notes during 2002.

The effective tax rate was 36.9 percent in 2002, a decrease from the 37.7 percent rate in 2001. This decrease was due primarily to the elimination of the amortization of non-deductible goodwill in accordance with SFAS No.142, which became effective January 1, 2002, and global tax planning, which was offset by increases in valuation reserves.

The effects of inflation did not have a material effect on the results of operations of the Company in 2002.

Restructuring

Following is a summary of restructuring initiatives and other restructuring expenses on the results of operations for the years 2001, 2002 and 2003:

(Dollar amounts in millions)

	2001	2002	2003
Year 2000 initiatives	($9.7)	($2.7)	$0.0

Year 2001 initiatives	9.1	(0.5)	—
Other 2001 expenses	9.2	—	—

Year 2002 initiatives	—	2.7	—
Other 2002 expenses	—	5.1	—

Year 2003 initiatives	—	—	10.5
Other 2003 expenses	—	—	4.5

Restructuring expenses	$8.6	$4.6	$15.0

Year 2000: In 2000, the Company recognized a restructuring charge of $34 million related to decisions to close or consolidate 22 manufacturing plants and administrative facilities, downsize the workforce at those and other locations, and relocate assets and ongoing business from locations for which closure decisions had been made prior to 2000. The charge was taken in part to take advantage of the synergies available following completion of the Standard Products and Siebe acquisitions in 1999 and 2000, respectively, and, in part to a more generalized need to enhance future profitability through better utilization of existing capacity and the creation of greater operational efficiencies. A total of 21 facilities were closed or downsized and 989 employees were terminated in conjunction with these restructuring initiatives.

In 2001 and 2002, reversals of the charge for these initiatives were recorded, due primarily to lower-than-anticipated headcount reductions in the European facilities affected by consolidation, and by severance costs that were lower than anticipated for those employees who were terminated. The restructuring initiatives associated with this charge were completed in 2002.

Year 2001: In 2001, the Company recognized restructuring charges of $9 million related to the Automotive segment for headcount reductions at four manufacturing and administrative facilities and asset impairment charges related to long-lived assets. These charges were taken as part of the Automotive segment’s decision to reorganize and rationalize certain of its North American operations to reduce overall overhead costs. A total of 333 employees were terminated as a result of these restructuring efforts. The Company completed these reductions during 2002. Additional restructuring expenses were recorded in 2001 associated with the relocation of assets from closed manufacturing facilities in the Automotive segment and to additional employee separation costs. These amounts were offset by the reversal of a portion of the charge taken in 2000.

Year 2002: In 2002, the Company recorded additional restructuring expenses related to the consolidation of the Company’s fluid systems manufacturing operations in Sao Paulo, Brazil to the Company’s manufacturing plant in Varginha, Brazil, the consolidation of the Company’s rubber mixing operations in Europe to its mixing facility in France, and a small consolidation of facilities in the United Kingdom. This initiative resulted in headcount reductions of approximately 230 employees associated with these consolidations, and was taken because of the need to reduce ongoing costs in the Company’s international operations, where profitability has lagged due in part to overhead costs resulting from excess production capacity. The Company completed these initiatives in 2003. Additional restructuring expenses were recorded in 2002 related to asset write-downs at North American facilities in excess of the amounts established in the restructuring reserves, additional severance costs, and costs of transferring assets and ongoing production from closed facilities in Europe and North America. These restructuring amounts were offset by the reversal of a portion of the charges taken in 2000 and 2001. The reversal of a portion of the 2001 charge was due to the fact that fewer employees were terminated than had originally been anticipated.

Year 2003: In 2003, the Company recorded restructuring expenses related to three initiatives, one in the Tire segment and two in the Automotive segment. The Tire segment announced a management reorganization resulting in the elimination of 55 positions. All employees impacted by this reorganization have left the Company and are being paid their severance package in accordance with the terms of their separation. The Automotive segment announced the closure of the plastics manufacturing facility in Cleveland. This closure will affect approximately 115 hourly and salaried employees and the segment has targeted the second quarter of 2004 for completion of this initiative. The Automotive segment also announced the closure of two manufacturing facilities in the United Kingdom. These closures will affect approximately 517 hourly and salaried employees and the second quarter of 2005 is the target date for the completion of these initiatives. Other restructuring expenses recorded in 2003 relate to severance costs incurred in other locations, costs incurred in the transfer of product lines from one location to another, the consolidation of offices in the United Kingdom and asset write-downs at two sold facilities.

Additional information related to these restructuring initiatives appears in the “Restructuring” note to the consolidated financial statements.

Tire Segment

(Dollar amounts in millions)

		Change		Change
	2001	%	2002	%	2003
Sales	$1,704.6	3.8%	$1,769.1	5.9%	$1,872.9

Operating profit	$73.2	87.7%	$137.4	-36.2%	$87.7

Operating profit margin	4.3%	3.5%	7.8%	-3.1%	4.7%

United States unit sales changes:
Passenger tires
Company		3.5%		—%
RMA members		-3.5%		1.4%

Light truck tires
Company		6.9%		—%
RMA members		2.3%		-2.9%

Total light vehicle tires
Company		4.1%		—%
RMA members		-2.6%		0.7%

Total segment unit sales changes		4.5%		2.0%

Overview

Sales of passenger car and light truck tire replacement units in the United States market by members of the Rubber Manufacturers Association (“RMA”), a group comprised of the largest eleven tire companies in the world including the segment, and which accounted for over 90 percent of the total United States tire market in both 2002 and 2003, increased less than one percent in 2003 from levels in 2002. In 2002, RMA member replacement unit sales decreased by 2.6 percent from 2001 sales levels. Sales of replacement tire units in the United States by non-RMA members, which consist primarily of smaller manufacturers located outside the United States, increased by approximately 17 percent during 2003 following a 66 percent increase during 2002.

Consumer demand was soft in early 2001 due primarily to a weakened United States economy and the end of the Firestone tire recall. This softening continued generally throughout the year, although a subsequent recall by Ford Motor Company of certain Firestone tires in mid-2001 provided a boost to the market during that period. The Company believes that the terrorist incidents of September 11, 2001 contributed to a significant weakening of the economy during the latter part of 2001. With the exception of a rebound in the first quarter of 2002, the market remained weak during 2002 and continued to be weak through the first five months of 2003. In June 2003, the replacement tire market began to show signs of rebounding after decreasing more than three percent in the first six months. The market improvement continued during the last six months of 2003 and the year ended showing a slight increase over 2002 levels.

2003 versus 2002

Sales of the Tire segment increased $104 million in 2003 from levels in 2002. Of this increase, approximately $17 million was attributable to favorable foreign currency translation. Tire unit sales for 2003 were up two percent from 2002. Better economic conditions and new product offerings of high performance, sport utility vehicle and light truck tires contributed to the increased unit tire sales. The segment recorded increased sales of its proprietary, brand name tires and increased sales in the regional retail business. Sales from the segment’s acquisition of Mickey Thompson Performance Tires & Wheels, completed in March 2003, increased sales for the year by approximately $24 million.

In the United States, the segment’s unit sales of passenger and light truck tires were unchanged from 2002 levels. During the last six months of 2003, the segment’s passenger tire sales increased more than seven percent compared to an increase of slightly more than five percent for RMA members. Passenger tires account for over 80 percent of the combined passenger and light and medium truck replacement tire market. The segment’s increased sales of its high performance and sport utility vehicle tires were factors contributing to this performance. The segments’ sales of its light truck tires increased more than nine percent over the last six months compared to the comparable period in 2002. The RMA increase in this category was slightly more than two percent. New light truck products introduced earlier in the year helped the segment outperform the RMA increase in that product category during 2003.

Sales of the segment’s international operations increased $39 million, or 23 percent, in 2003 from 2002. Approximately $17 million of the increase in 2003 was attributable to the foreign exchange impact of a weakened United States dollar in relation to the British pound. The remaining sales growth resulted primarily from strong winter and sport utility vehicle tire sales in Europe, the addition of new accounts in 2003 and increased volumes in established distribution channels.

Segment operating profit in 2003 decreased almost $50 million from 2002. Operating margins in 2003 were three percentage points below 2002 levels. Higher raw material costs of approximately $46 million, increases in products liability costs of $12 million, and the inefficiencies resulting from not being able to operate the plants at full capacity during the first six months of 2003, partially offset by improvements in product and customer mix, resulted in the lower operating profit.

In the first quarter of 2003, the Company announced a reorganization of its Tire segment management structure that resulted in the elimination of approximately 55 salaried positions. Restructuring charges of $2.2 million for this initiative were recorded in 2003.

2002 versus 2001

Sales for 2002 increased $64 million from the 2001 levels. Tire unit sales for 2002 were up 4.5 percent from 2001. The segment significantly increased its sales volumes to the growing regional tire retail business and also reported higher sales of its proprietary, brand name tires. Despite product pricing that was higher in 2002 than in 2001, the segment’s overall dollar sales increase was slightly lower than its unit sales improvement, due principally to the sale of a large number of opening price point tires to a large retail customer.

The segment’s unit sales of passenger tires increased 3.5 percent in 2002, versus a sales decrease of 3.5 percent by RMA members. The segment was able to increase market penetration in this product line in spite of a continued increase in imported, low-priced passenger tires. The segment’s unit sales of light truck replacement tires increased in 2002 by 6.9 percent compared to an increase by RMA members of 2.3 percent. The replacement market for light truck tires experienced a significant increase in the imports in 2002.

Operating profit in 2002 increased $64 million from 2001 levels. The segment’s performance in 2001 reflects the adverse impact of the class action settlement and related defense costs of $72.2 million, or 4.2 percentage points of operating margin.

Operating performance in North America in 2002 was adversely impacted by several factors — 1) a less favorable product and customer mix, which impacted operating profit by $31 million, 2) inefficiencies resulting from operating the segment’s manufacturing facilities at less than full capacity as it implemented inventory reductions, which negatively affected operating profit by about $11 million, and 3) higher employee incentive-based compensation and benefit costs of approximately $8 million. The less favorable product and customer mix occurred because a greater percentage of the segment’s sales resulted from shipments of opening price point tires to lower-margin customers. Offsetting these negative factors were an increase in sales, which favorably impacted operating profit by almost $22 million, and lower raw material costs of $19 million.

Operating profit during 2001 was helped by a more favorable product mix, price increases implemented in North America during the first and third quarters, and moderation during the year in the cost of energy and certain raw materials derived from petroleum. By the end of the year, many raw materials used by the segment were priced lower than in recent years. These improvements were not sufficient, however, to offset the impacts of lower sales, products liability provisions (which impacted the segment by $30 million in 2001) and production curtailments that took place in response to the weak market conditions experienced during the year. The cost of these production curtailments totaled $40 million in 2001.

Outlook

The Company is optimistic the significant sales improvement that was experienced by the Tire segment during the second half of the year will continue into 2004. An increase in overall consumer confidence, the continuing economic recovery, and evidence of a return to a more typical consumer demand for replacement tires following an extended period of sluggishness in the replacement tire industry provide reason for optimism about 2004 sales. In part, the market’s weakness from 2002 through the first half of 2003 has been due to the impact of the recalls of Firestone tires that took place in 2000 and 2001. These programs artificially accelerated the replacement at that time of tires which would otherwise not have been replaced until as late as this year. In addition, significant customer commitments, which began coming online in the fourth quarter of 2003 and are expected to reach full ramp-up in 2004, will also contribute to continued sales growth. Continued market share gains by the segment’s house brands and increased volumes for its high performance products are expected to contribute to 2004 sales.

The Company believes the Tire segment’s operating profit levels will continue to improve not only due to higher sales volumes and the implementation of announced price increases, but also due to the favorable impact of improved product and customer mix. The segment’s aggressive growth plans for specific house brand and key private brand customers, growth in its high performance product lines, and increasing demand for its sport utility vehicle and light truck tire lines are expected to yield higher margins and contribute favorably to operating profit. This increased volume should enable the plants to operate at full capacity, allowing the segment to improve operating efficiencies. Additionally the segment continues to implement Lean manufacturing and other cost reduction initiatives, including improved manufacturing efficiencies, to offset increased raw material costs. Raw material prices remain difficult to predict accurately. The price levels of crude oil and natural rubber are likely to continue at very high levels in the near term and the price levels of steel-based tire reinforcement materials are increasing due to supply allocations by manufacturers. The Company believes raw material costs will be more than ten percent higher on average in the first quarter of 2004 than in the first quarter of 2003. In early November, the Company announced a price increase to be effective February 2004.

The segment continues to pursue opportunities for expansion in Asia through joint ventures and other forms of alliance, as well as through existing contract manufacturing arrangements. The segment currently has a manufacturing supply agreement with an Asian manufacturer to provide opening-price point passenger tires from China for distribution in the European market. In addition, the segment recently announced plans to transfer its radial medium truck tire production to China through contract manufacturing arrangements which will make domestic production capacity available for the production of larger light truck tires and other higher-margin products. In total, the segment sourced approximately 700,000 tires from China in 2003 and expects to source 2.0 million tires in 2004 through various Asian manufacturing initiatives. These initiatives are important to the segment’s ability to profitably provide tire products to its customers in North America and around the world.

The segment has announced plans for increased capital equipment investments in its United States tire manufacturing facilities. These investments will provide additional production capacity of more than 3 million tires to meet the steadily increasing demand for the segment’s tires.

In the wake of the Firestone recall announced in 2000, the tire industry and the Company have experienced a significantly higher level of products liability litigation. It is possible the cost of this litigation and the number of claims brought against the Company will remain at the current levels during 2004. Effective April 1, 2003, the Company established a new excess liability insurance program. The new program covers the Company’s products liability claims occurring on or after April 1, 2003 and is occurrence-based insurance coverage which includes an increased per claim retention limit, increased policy limits, and the establishment of a captive insurance company. Premium costs for insurance coverage in excess of the self-insured amounts for the policy year are $10.3 million higher than under the previous program while coverage increased by $35 million. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

The Transportation Recall Enhancement Accountability and Documentation Act (“TREAD Act”) which became law on November 1, 2000 will directly impact the tire industry. The TREAD Act and any rules promulgated under the TREAD Act are applicable to all tire manufacturers and importers of tires who sell tires in the United States, regardless of where such tires are manufactured. Pursuant to the statute, the National Highway Transportation Safety Administration (“NHTSA”), the federal agency that oversees certain aspects of the tire industry, has proposed rules relating to test standards, tire labeling, tire pressure monitoring, early warning reporting, tire recalls and record retention. Rules for certain of these issues have been finalized; however, petitions for reconsideration of certain of the finalized rules have been filed by the RMA on behalf of its member tire manufacturers with NHTSA and the outcome of those petitions cannot be predicted with any certainty. The segment did not incur significant costs associated with implementing these rules in 2003 and does not anticipate incurring significant costs in 2004.

Automotive Segment

(Dollar amounts in millions)

		Change		Change
	2001	%	2002	%	2003
Sales	$1,477.4	7.4%	$1,586.0	4.8%	$1,662.2

Operating profit	$39.1	200.5%	$117.5	-18.6%	$95.7

Operating profit margin	2.6%	4.8%	7.4%	-1.7%	5.8%

Vehicle build (millions)
North America	15.5	5.8%	16.4	-3.0%	15.9
Europe	19.5	-1.5%	19.2	0.5%	19.3

Sales to U.S.-based OEMs	76%		79%		77%

Overview

The Company’s Automotive segment provides parts to automotive OEMs throughout the world. Light vehicle production in North America decreased in 2003 when compared to 2002 levels but exceeded the production levels attained in 2001. Production in Europe increased slightly over the 2002 level and approached the level achieved in 2001.

The business environment for the automotive industry continues to be challenging at the present time. Pricing pressure on the U.S.-based OEMs, as evidenced by the zero percent financing and record high rebates offered since late 2001, increased pension and other retirement-related costs, and the impact of global overcapacity have reduced the overall profitability of the industry, and have resulted in continued pressure on suppliers for price concessions.

The segment will continue to emphasize continuous improvement, Lean manufacturing and other cost reduction initiatives, execution of restructuring initiatives and the sourcing of components and product from low-cost Asian manufacturers, to assure its continued competitiveness in the automotive supply environment.

In May 2003, the Company increased its ownership position in Jin Young Standard of South Korea from 49 percent to 90 percent and changed the name of the operations to Cooper-Standard Automotive Korea, Inc. The segment is working closely with its Korean subsidiary to expand its business with the Korean OEMs, who have increased their share of the global automobile market in recent years.

2003 versus 2002

Sales for the Automotive segment in 2003 increased $76 million from the 2002 level. Sales increases in North America of $5 million were the result of net new business and the impact of favorable foreign translation offset by lower production levels and price concessions. In the segment’s international operations, a sales increase of $71 million was attributable to the favorable impact of foreign currency translation and the inclusion of the sales of Cooper-Standard Automotive Korea, Inc. for the last seven months of the year. The impacts of new business and increased production volume offset lost business and price concessions.

Approximately 71 percent of the segment’s sales in 2003 were in North America and 29 percent were outside of North America in Europe, Brazil, Korea, Australia and India, collectively. Comparable percentages in 2002 were approximately 75 percent in North America and 25 percent outside of North America. The segment does business with all of the world’s major automakers. Its combined global sales in 2003 to Ford, DaimlerChrysler, and General Motors were lower than in 2002. Nearly all of the segment’s foreign sales were of body sealing components and fluid handling systems. Approximately 38 percent of the total sales of body sealing components and 35 percent of the total sales of fluid handling systems were derived from foreign operations in 2003 compared to approximately 30 percent of the total sales of each of these product lines in 2002.

Operating profit in 2003 for the segment was $22 million lower than the operating profit reported in 2002. Operating margins in 2003 were 1.7 percentage points lower than in 2002. The positive impacts of net new business ($18 million), foreign currency translation ($14 million) and Lean savings ($68 million) were offset by lower production volumes ($17 million), price concessions ($42 million), increased raw material costs ($11 million), restructuring expenses ($8 million), less efficient plant operations primarily resulting from the launch of a significant amount of new business and a net increase in the costs of certain employee benefits ($7 million).

The segment’s North American operations were less profitable in 2003 than in 2002. Net new business, Lean savings and favorable foreign currency translation did not fully offset lower volumes, price concessions, raw material increases and less efficient plant operations associated with the significant number of new products launched in 2003.

The segment’s business outside of North America was more profitable in 2003 than in 2002. This improvement was a result of the positive impacts of Lean savings and favorable foreign currency translation which exceeded price concessions and raw material increases.

2002 versus 2001

Sales for the Automotive segment in 2002 increased $109 million from 2001. Sales increases in North America of $79 million were the result of increases in light vehicle production and the impact of net new business launched during the year. These increases were partially offset by price concessions. Sales in North America in 2002 were adversely impacted by approximately $5 million due to foreign currency fluctuations from 2001 levels. In the segment’s international operations, a sales increase of $29 million was equally attributable to the impact of new business and the favorable impact of foreign currency translation.

Approximately 75 percent of the segment’s sales in 2002 were in North America and 25 percent in Europe, Brazil, Australia and India. In 2001 the breakdown was 74 percent in North America and 26 percent outside of North America. The segment’s global sales in 2002 to Ford, DaimlerChrysler, and General Motors approximated 79 percent of its sales while in 2001 sales to these automakers approximated 76 percent of the segment’s sales.

Operating profit for the segment in 2002 improved $78 million from 2001 and operating margins increased by 4.8 percentage points. Operating profit in 2002 was favorably impacted by the absence of amortization of goodwill, which amounted to $14 million in 2001, the increase in light vehicle production from 2001, which was responsible for approximately $40 million of the improvement, the impact of the restructuring initiatives undertaken in 2000 and 2001 and, to a lesser extent, increased volume resulting from the launch of new business. In addition, the segment was able to operate its facilities more efficiently in 2002 as a result of more stable OEM production levels than was the case in 2001. The segment’s results reflect its successful efforts to overcome the adverse impacts of price concessions granted to the segment’s customers and increases in the costs of employee pensions and medical benefits.

The segment’s operating profit in 2001 reflected depressed North American light vehicle production levels and disruption due to restructuring activities in the segment’s manufacturing facilities, including inefficiencies resulting from the redeployment of the business of the closed Rocky Mount, North Carolina sealing production plant to two other facilities. Other factors were the inefficiencies created by erratic scheduling resulting from the short lead times given by the OEMs in advance of the frequent production curtailments that occurred during the year and price concessions granted in 2001.

The segment’s business outside of North America was profitable in 2002, whereas losses were recorded in 2001. The improvement was due to more efficient operations in both the sealing and fluid systems units in Europe, as efforts to reduce the cost structure of the segment’s European operations through the restructuring initiatives implemented over the past two years favorably impacted results. These improvements more than offset the effects of weak economic conditions affecting the segment’s Brazilian operations. The segment’s business outside of North America was not profitable in 2001, due to costs associated with significant product launches in both the sealing and fluid systems units in the United Kingdom, the inefficiencies associated with the substantial restructuring that the segment has undertaken in Europe, and the effects of a weakened economy in Brazil, due largely to an energy crisis.

Outlook

Sales for the Automotive segment are expected to increase in 2004 from the levels achieved in 2003, due to larger volumes, the ramp-up of new business launched in 2003 and more favorable foreign currency translation. The performance of the segment in 2004 may differ substantially from the segment’s present expectations if light vehicle production is significantly higher or lower than is presently forecasted. The segment is currently projecting that light vehicle production in 2004 in North America, where nearly 75 percent of the segment’s sales are made, will be 16.1 million vehicles, an increase from the 15.9 million units produced in 2003. European production levels in 2004 are expected to approximate the levels of 2003. Light vehicle production in South America is expected to increase to 2.1 million vehicles in 2004 from 1.8 million vehicles produced in 2003.

The competitive conditions in the global automotive industry continue to result in pressure on the segment to reduce the pricing for its products. The continued ability of the segment to maintain or improve its financial returns is dependent upon increasing its sales and reducing its costs to a level sufficient to offset the impact of price concessions.

Certain divisions of the segment are being affected by competition from imports from lower-cost production facilities, principally in Korea and China. The segment plans to meet this challenge with a combination of North American cost reductions and its own Asian sourcing. Certain component materials are currently being sourced from Asian manufacturers and the segment expects to increase its sourcing volumes significantly during 2004. The segment is also working to achieve production and sales agreements in China to service the rapidly-expanding Chinese market. The segment is working closely with its Korean subsidiary to expand its business with the Korean OEMs, who have increased their share of the global automobile market in recent years.

The potential for shortages and escalating costs in the near future of steel for automotive components is a concern to the Company due to the recent allocation of supply by the steel and steel rod manufacturers. The Company is working with its suppliers to ensure adequate supply of steel-based raw materials to support its manufacturing operations.

The segment’s operations in Europe continue to place additional business in the lower-cost facilities in Poland and the Czech Republic. Doing so is part of the segment’s plan to continue the profitability improvements manifested by the segment’s European operations in recent years and to position the segment for continued growth in Eastern Europe.

The segment’s operations in Brazil continue to be adversely affected by poor economic conditions and the impact of a weak Brazilian currency. The impact of these factors has been mitigated by the cost savings associated with combining the segment’s sealing and fluid systems business into the segment’s plant in Varginha, Brazil.

Liquidity and Capital Resources

Generation and uses of cash - Net cash provided by operating activities was $235 million in 2003, $90 million less than the $325 million generated in 2002 due primarily to a $70 million decrease in net income after adjustments for non-cash items. Changes in operating assets and liabilities resulted in the use of $23 million in 2003 versus a use of $3 million in 2002. This change results primarily from increases in accounts receivable. Factors contributing to the higher accounts receivable balances are increased sales, the change in payment patterns of certain Tire segment customers, increased automotive customer-owned tooling balances of $32 million associated with the launching of new business and the extended payment terms implemented by certain automotive OEM customers that approximated $30 million. The extended payment terms were initiated at the end of 2002 on a small portion of the sales to certain automotive customers, by mid-year 2003 increased to cover all sales to a certain OEM customer, and by December 31, 2003 resulted in an increase in average total accounts receivable days outstanding from approximately 40 to 45 days at December 31, 2002 to approximately 50 to 52 days. Accounts payable increased as a result of extending vendor payment terms with the Company’s suppliers and higher purchasing volumes near year-end.

Net cash provided by operating activities in 2002 was $39 million higher than the $286 million generated in 2001, due primarily to an increase in net income from 2001. Changes in operating assets and liabilities resulted in the availability of $54 million in cash in 2001.

Net cash used in investing activities during 2003 reflects capital expenditures of $155 million, compared to $141 million in 2002 and $136 million in 2001. Capital expenditures in 2004 are expected to approximate $190 million to $200 million. The increase is primarily attributable to the expansion of capacity in the North American tire operations and the continued migration of automotive production into other regions of the world. The Company’s capital expenditure commitments at December 31, 2003 are $67 million and are included in the “Unconditional purchase” line of the Contractual Obligations table which appears later in this section. These commitments relate to the recently announced plant expansions and the supply chain management project in the Tire segment and additional tooling requirements in the Automotive segment. These commitments will be satisfied with existing cash and cash flows from operations in early 2004.

Net cash used in investing activities during 2003 includes the acquisition of Max-Trac Tire Co., Inc., known as Mickey Thompson Performance Tires & Wheels. Mickey Thompson is a designer and distributor of specialty tires for the street, strip, track and off-road racing markets. The Company also increased its ownership percentage of Jin Young Standard, Inc., a Korean automotive sealing and plastic parts company, in 2003 from 49 percent to 90 percent and renamed the company Cooper-Standard Automotive Korea, Inc. The Company converted $2.5 million of debt into equity and entered into a note requiring the payment of an additional $.5 million in cash to other joint-venture shareholders.

Net cash used in investing activities during 2001 includes the acquisition of certain assets of the tire retread business of The Hercules Tire & Rubber Company for $6 million and the purchase of certain assets of Siebe’s subsidiary in India. In 2003 the Company sold various assets and generated $6 million in cash. The Company sold several facilities related to restructuring initiatives and a corporate aircraft in 2002 for $13 million. Proceeds from the sales of assets in 2001 of $15 million included two tire distribution facilities and an aircraft.

The Company’s financing activities during 2003 reflect net debt payments of $36 million. Through its financing activities in 2002 and 2001, the Company reduced its total debt by $217 million and $86 million, respectively. In 2003 the Company paid off the $10 million in commercial paper that was outstanding at December 31, 2002 and met scheduled debt maturities of $15 million. In 2002, the Company met scheduled debt maturities of $130 million and repurchased $97 million of its public notes. In 2001, the Company paid commercial paper borrowings of $127 million, repurchased $24 million of its public notes, met scheduled maturities of long-term debt of $15 million, and reduced its bank line borrowings. Offsetting this reduction in 2001 was the placement of $90 million of debt in Canada under a five-year note.

Dividends paid on the Company’s common shares were $30 million, $31 million and $31 million in 2001, 2002 and 2003, respectively, as the Company maintained a quarterly dividend of 10.5 cents per share throughout the period.

Available credit facilities – On August 29, 2003, the Company extended its revolving credit facility with a consortium of eleven banks (“the Agreement”) by an additional year upon substantially the same terms and conditions as applied to the previous facility. The Agreement, as amended, provides up to $175 million in credit facilities until August 31, 2008 and an additional $175 million in credit facilities until August 28, 2004. The Company has the option to convert any outstanding loans under the short-term commitment into a one-year term loan. The Company generally renegotiates the short-term portion of its credit facility each year. The Company does not presently expect to experience difficulty in renegotiating this facility with its bank group. The credit facilities support issuance of commercial paper. There were no outstanding borrowings under this facility and no commercial paper issuances at December 31, 2003. At December 31, 2002, there were no outstanding borrowings under this credit facility; however, $10 million of commercial paper was outstanding.

At December 31, 2003 the Company was in compliance with the financial covenants contained it its credit agreements. At that date, the ratio of total indebtedness to total capitalization was 46.8 percent, under the definitions contained in the agreements, and the fixed charge coverage ratio was 2.13 times. The fixed charge coverage ratio, computed as the ratio of income before fixed charges and income taxes to fixed charges, required to be maintained by the Company is 2.0 times. The revolving credit agreement also requires the Company to maintain a ratio of total indebtedness to total capitalization of 55 percent or less. The agreement permits the exclusion of the impact of the cumulative currency translation adjustment recorded in equity from the total debt to total capitalization measurement. The Company anticipates that it will remain in compliance with these covenants in 2004, based upon its business forecast for the year.

In August 2001, a Canadian subsidiary of the Company entered into a $125 million loan agreement, which expires in August 2006, with Market Street Funding Corporation, an affiliated company of PNC Bank NA, which is secured by certain trade accounts receivable. These accounts receivable were not sold pursuant to this arrangement. At the time of the transaction, $90 million was advanced under the loan agreement, with a maturity date of August 2006 and interest at an average commercial paper floating rate plus a spread of .675 percent. No payments are due under this loan agreement prior to the August 2006 maturity date. At December 31, 2003, $90 million was outstanding under this agreement.

The Company established a $1.2 billion universal shelf registration in 1999 in connection with the acquisition of The Standard Products Company. Fixed rate debt of $800 million was issued pursuant to the shelf registration in December 1999 to fund the acquisition. The remaining $400 million available under the shelf registration continues to be available at December 31, 2003. Securities that may be issued under this shelf registration include debt securities, preferred stock, fractional interests in preferred stock represented by depositary shares, common stock, and warrants to purchase debt securities, common stock or preferred stock.

Available cash and contractual commitments - At December 31, 2003, the Company had cash of $66 million. The Company’s additional borrowing capacity through use of its credit agreement with its bank group and other bank lines at December 31, 2003 is $378 million.

The Company anticipates that cash flows from operations in 2004 will be positive and will exceed the Company’s projected capital expenditures and dividend goals, even if business levels for the year are lower than presently forecast. The Company expects to begin investing in China during 2004. As noted in the table below, long-term debt repayment obligations of $320,000 in 2004 are not significant.

The Company’s cash requirements relating to contractual obligations at December 31, 2003 are summarized in the following table:

(Dollar amounts in thousands)

	Payment Due by Period
		Less than			After
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$863,965	$320	$92,033	$941	$770,671
Capital lease obligations	10,998	2,695	1,839	975	5,489
Operating leases	84,472	13,580	20,685	17,984	32,223
Notes payable	2,770	2,770	—	—	—
Unconditional purchase (a)	118,847	118,847	—	—	—
Postretirement benefits other than pensions	240,613	19,890	41,538	44,068	135,117
Other long-term liabilities (b)	255,080	—	16,210	3,043	235,827

Total contractual cash obligations	$1,576,745	$158,102	$172,305	$67,011	$1,179,327

(a)	Noncancellable purchase order commitments for capital expenditures and raw materials, principally natural rubber, made in the ordinary course of business.

(b)	Minimum pension liability, class action settlement, non qualified benefit plans, warranty reserve, and other non-current liabilities.

The Company has provided a guarantee of a portion of a bank loan made to its joint venture with Nishikawa Rubber Company. On July 1, 2003 the joint venture entered into an additional bank loan with the joint venture partners each guaranteeing an equal portion of the amount borrowed. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” the Company has recorded a $36,000 liability related to the guarantee of this debt. The Company’s maximum exposure under this second arrangement is $4.5 million at December 31, 2003. The Company’s maximum exposure under both arrangements at December 31, 2003 was $5 million.

Credit agency ratings – Moody’s Investors Service has rated the Company’s long-term debt at Baa2, with a stable outlook. Standard & Poor’s rated the Company’s long-term corporate credit, senior unsecured debt and senior unsecured shelf registration ratings at BBB, with a stable outlook. These ratings are “investment grade” and are unchanged from the ratings at December 31, 2002. The ratings on the Company’s short-term credit and commercial paper ratings were unchanged at P-2 by Moody’s and at A-2 by Standard & Poor’s. The Company does not presently anticipate any downgrade in its credit ratings. However, if that were to occur, the Company believes it would continue to have access to the credit markets, although at higher borrowing costs than is presently the case.

New Accounting Standards

For a discussion of recent accounting pronouncements and their impact on the Company, see the “Significant Accounting Policies - Accounting pronouncements” note to the consolidated financial statements.

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When more than one accounting principle, or the method of its application, is generally accepted, the Company selects the principle or method that is appropriate in its specific circumstances. The Company’s accounting policies are more fully described in the “Significant Accounting Policies” note to the consolidated financial statements. Application of these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment or estimation than other accounting policies.

Products liability – The Company is a defendant in various products liability claims in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. The Company’s current policy is to conduct a quarterly evaluation of each individual products liability claim based on the specific facts and circumstances of each claim, historical trends and an assessment of the litigation environment. A judgment is then made, taking into account the views of counsel, past experience and other relevant factors, to determine the Company’s requirement to establish or revise an accrual for the aggregate liability.

The Company’s exposure for each claim occurring prior to April 1, 2003 is limited by the coverage provided by its excess liability insurance program. The program for that period includes a relatively low per claim retention and a policy year aggregate retention limit on claims arising from occurrences which took place during a particular policy year. Effective April 1, 2003, the Company established a new excess liability insurance program. The new program covers the Company’s products liability claims occurring on or after April 1, 2003 and is occurrence-based insurance coverage which includes an increased per claim retention limit, increased policy limits, and the establishment of a captive insurance company. Premium costs for insurance coverage in excess of the self-insured amounts for the policy year are $10.3 million higher than under the previous program while coverage increased by $35 million. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

Legal costs are expensed as incurred and products liability insurance premiums are amortized over coverage periods. During 2003 the Tire segment recorded $6.5 million for insurance recoveries of legal costs previously expensed in prior years based on events occurring during 2003 which entitled the Company to reimbursement under its insurance contracts. The discussion of products liability costs in the Company’s consolidated financial statements includes the legal costs incurred in defending claims brought against the Company, including the insurance recoveries, products liability insurance premium costs, and accruals recorded pursuant to the foregoing policy.

Deferred tax assets – Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. In assessing the realizability of deferred tax assets, the Company establishes a valuation allowance to record its deferred tax assets at an amount that is more likely than not to be realized. While future projections for taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. At December 31, 2003, a valuation allowance of $10.1 million was recorded on purchased net operating loss carryforwards of $11.2 million and, to the extent such benefits are realized, the benefits will be recorded as an adjustment to goodwill.

At December 31, 2003, the Company has future tax benefits of $89 million, including the acquired net operating loss carryforwards, related to various foreign and state net operating losses and other tax credit carryforwards for which valuation reserves of $50 million have been recorded. The Company recorded valuation allowances for certain net operating loss and tax credit carryforwards because the Company is uncertain regarding its ability to utilize them. The remaining $39 million of future tax benefits primarily results from net operating loss carryforwards incurred by the Company’s subsidiaries in the United Kingdom, Germany and France and various United States tax credit carryforwards. Some of these can be utilized indefinitely while others expire from 2004 through 2024. The amounts expiring in the next five years, for which no valuation allowance has been recorded, approximate $7 million. It is more likely than not the carryforwards for which no valuation allowance has been established will be realized based upon forecasted future earnings, which are anticipated to result in future taxable income, and the implementation of certain tax strategies.

Impairment of long-lived assets – The Company’s long-lived assets include property, plant and equipment, long-term investments, goodwill and other intangible assets. If an indicator of impairment exists for certain groups of property, plant and equipment or definite-lived intangible assets, the Company will compare the forecasted undiscounted cash flows attributable to the assets to their carrying values. If the carrying values exceed the undiscounted cash flows, the Company then determines the fair values of the assets. If the carrying values exceed the fair values of the assets, then an impairment charge is recognized for the difference. During 2003, impairments of $4.1 million were recorded as part of the Company’s restructuring expenses.

The Company assesses the potential impairment of its goodwill and other indefinite-lived assets at least annually or when events or circumstances indicate impairment may have occurred. The carrying value of these assets is compared to their fair value. If the carrying values exceed the fair values, then a hypothetical purchase price allocation is computed and the impairment charge, if any, is then recorded. As discussed in the notes to the consolidated financial statements, the Company assessed its goodwill and indefinite-lived intangible assets at December 1, 2003 and no impairment was indicated.

The Company cannot predict the occurrence of future impairment-triggering events. Such events may include, but are not limited to, significant industry or economic trends and strategic decisions made in response to changes in the economic and competitive conditions impacting the Company’s businesses. Based on current facts, the Company believes there is no impairment.

Pension and postretirement benefits – The Company has recorded significant pension and other postretirement benefit liabilities that are developed from actuarial valuations, primarily for plans in the United States. The determination of the Company’s pension liabilities requires key assumptions regarding discount rates used to determine the present value of future benefits payments, expected returns on plan assets, and the rates of future compensation increases. The discount rate is also significant to the development of other postretirement benefit liabilities. The Company determines these assumptions in consultation with, and after input from, its actuaries.

The discount rate reflects the estimated rate at which the pension and other postretirement liabilities could be settled at the end of the year. When determining the discount rate, the Company considers the most recent available interest rates on Moody’s Aa Corporate bonds with maturities of at least ten years late in the fourth quarter and then factors into the rate its expectations for change by year-end. Based upon this analysis, the Company reduced the discount rate used to measure its United States pension and postretirement benefit liabilities to 6.25 percent at December 31, 2003 from 6.75 percent at December 31, 2002. The effect of this one-half percent reduction in the discount rate assumption will be increases of approximately $5 million in pension expense and approximately $2 million in other postretirement benefits expense during 2004.

The rate of future compensation increases is used to determine the future benefits to be paid for salaried and non-bargained employees, because the amount of a participant’s pension is partially attributable to the compensation earned during his or her career. The rate reflects the Company’s expectations over time for salary and wage inflation and the impacts of promotions and incentive compensation, which is based on profitability. The Company reduced the rate of future compensation increases used to measure its United States pension liabilities to 3.25 percent at December 31, 2003 from 3.75 percent at December 31, 2002, primarily due to its outlook for the economy and the industries in which it competes. The effect of this one-half percent decrease in the assumption for compensation increases in 2004 will be a decrease of approximately $2 million in pension expense.

The assumed long-term rate of return on pension plan assets is applied to the market value of plan assets to derive a reduction to pension expense that approximates the expected average rate of asset investment return over ten or more years. A decrease in the expected long-term rate of return will increase pension expense whereas an increase in the expected long-term rate will reduce pension expense. Decreases in the level of actual plan assets will serve to increase the amount of pension expense whereas increases in the level of actual plan assets will serve to decrease the amount of pension expense. Any shortfall in the actual return on plan assets from the expected return will increase pension expense in future years due to the amortization of the shortfall whereas any excess in the actual return on plan assets from the expected return will reduce pension expense in future periods due to the amortization of the excess.

The Company’s investment policy for United States plans’ assets is to maintain an allocation of 65 percent in equity securities and 35 percent in debt securities. Equity security investments are structured to achieve an equal balance between growth and value stocks. The Company determines the annual rate of return on pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio. This computed rate of return is reviewed by the Company’s investment advisors and actuaries. Industry comparables and other outside guidance is also considered in the annual selection of the expected rates of return on pension assets.

In 2003, the actual return on United States pension plans’ assets approximated 16 percent, exceeding the nine percent expected rate of return on plan assets used to derive pension expense. The higher actual return on plan assets reflects the recovery of the equity markets experienced in 2003 from the depressed levels which have existed since the end of 2001. Based on recent and projected market and economic conditions, the Company maintained its estimate for the expected long-term return on its United States plan assets at nine percent, the same assumption used to derive 2003 expense.

The Company has accumulated net deferred gains and losses resulting from the shortfalls and excesses in actual returns on pension plan assets from expected returns and, in the measurement of pensions liabilities, decreases and increases in the discount rate and the rate of future compensation increases and differences between actuarial assumptions and actual experience totaling $302 million at December 31, 2003. These amounts will be amortized in accordance with the corridor amortization requirements of SFAS No. 87, “Employers’ Accounting for Pensions,” over periods ranging from 12 years to 15 years. In 2003, amortization of these net deferred gains and losses was $17.3 million.

The Company instituted per participant caps on the amounts of retiree medical benefits it will provide to future retirees at the time it adopted SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to mitigate the impact of medical cost inflation on the Company’s retiree medical obligation. The caps do not apply to individuals who retired prior to certain specified dates. Costs in excess of these caps will be paid by plan participants. The medical care cost trend rate has a significant impact on the liabilities recorded by the Company. A one percent increase in the assumed health care cost trend rate would increase retiree medical obligations by $9.4 million and increase retiree medical benefits expense by $.5 million.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted in December, 2003. The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Specific implementation guidance for the accounting for this legislation is pending. In accordance with the deferral provided by FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” any measures of the APBO or net periodic postretirement benefit cost in the consolidated financial statements or accompanying notes do not reflect the effects of the Act on the plan. The Company will measure postretirement benefit costs in accordance with the legislation when specific guidance on the accounting for the federal subsidy is issued.

The Company implemented increased cost sharing and plan design changes effective in 2004 in the retiree medical coverage provided to current domestic salaried, non-bargained hourly and certain bargained retirees. Domestic salaried and non-bargained hourly employees hired on or after January 1, 2003 are not eligible for these benefits. During 2002 the Company implemented changes to the health benefits it provides to its domestic salaried and non-bargained hourly employees. Subject to specific provisions contained in certain of its labor agreements, the Company has reserved the right to modify or terminate such benefits at any time.

Off-Balance Sheet Arrangements

The Company has provided a guarantee of a portion of the bank loans made to its joint venture with Nishikawa Rubber Company. This debt guarantee is required of the partners by the joint-venture agreement and serves to support the credit-worthiness of the joint venture, Nishikawa Standard Company (“NISCO”). On July 1, 2003, the joint venture entered into an additional bank loan with the joint venture partners each guaranteeing an equal portion of the amount borrowed. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” guarantees meeting the characteristics described in the Interpretation are required to be recorded at fair value. As of December 31, 2003 the Company has recorded a $36,000 liability related to the guarantee of this debt with a corresponding increase to the carrying value of its investment in the joint venture. The Company’s maximum exposure under the two guarantee arrangements at December 31, 2003 was $5 million.

As of December 31, 2003 the Company had no other off-balance sheet arrangements.

Forward-Looking Statements

This report contains what the Company believes are “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding projections, expectations or matters that the Company anticipates may happen with respect to the future performance of the industries in which the Company operates, the economies of the United States and other countries, or the performance of the Company itself, which involve uncertainty and risk. Such “forward-looking statements” are generally, though not always, preceded by words such as “anticipates,” “expects,” “believes,” “projects,” “intends,” “plans,” “estimates,” and similar terms that connote a view to the future and are not merely recitations of historical fact. Such statements are made solely on the basis of the Company’s current views and perceptions of future events, and there can be no assurance that such statements will prove to be true. It is possible that actual results may differ materially from those projections or expectations due to a variety of factors, including but not limited to:

•	changes in economic and business conditions in the world, especially the continuation of the global tensions and risks of further terrorist incidents that currently exist;

•	increased competitive activity, including the inability of the Tire segment to obtain and maintain price increases to offset higher production or material costs;

•	the failure to achieve expected sales levels;

•	consolidation among the Company’s competitors and customers;

•	technology advancements;

•	unexpected costs and charges, including those associated with new vehicle launches;

•	fluctuations in raw material and energy prices, including those of both crude petroleum and natural gas and the unavailability of such raw materials or energy sources;

•	changes in interest and foreign exchange rates;

•	increased pension expense resulting from investment performance of the Company’s pension plan assets and changes in discount rate, salary increase rate, and expected return on plan assets assumptions;

•	government regulatory initiatives, including the proposed and final regulations under the TREAD Act;

•	the cyclical nature and overall health of the global automotive industry, and the impact of the inability of the Company’s customers to meet their sales and production goals;

•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons;

•	the impact of labor problems, including a strike brought against the Company or against one or more of its large customers;

•	litigation brought against the Company;

•	an adverse change in the Company’s credit ratings, which could increase its borrowing costs and/or hamper its access to the credit markets;

•	the inability of either segment to execute the cost reduction/Asian strategies outlined by each for the coming year; and

•	the impact of reductions in the insurance program covering the principal risks to the Company, and other unanticipated events and conditions.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to fluctuations in interest rates and currency exchange rates from its financial instruments. The Company actively monitors its exposure to risk from changes in foreign currency exchange rates and interest rates. Derivative financial instruments are used to reduce the impact of these risks. See the “Significant Accounting Policies - Derivative financial instruments” and “Fair Value of Financial Instruments” notes to the consolidated financial statements for additional information.

The Company has estimated its market risk exposures using sensitivity analysis. These analyses measure the potential loss in future earnings, cash flows or fair values of market sensitive instruments resulting from a hypothetical ten percent change in interest rates or foreign currency exchange rates.

A ten percent decrease in interest rates would have adversely affected the fair value of the Company’s fixed-rate, long-term debt by approximately $42.5 million at December 31, 2003 and approximately $46.1 million at December 31, 2002. A ten percent increase in the interest rates for the Company’s floating rate long-term debt obligations would not have been material to the Company’s results of operations and cash flows.

The Company uses interest rate swap agreements to manage its exposure to interest rate risk. The Company has entered into $150 million of interest rate swap contracts to convert a portion of its 2009 senior notes to floating rates. The Company’s exposure to changes in interest rates from its short-term notes payable issuances is not significant as such notes, which are not material to its financial position at December 31, 2002 and 2003, are issued at current market rates.

At December 31, 2003, the Company has derivative financial instruments that hedge foreign currency denominated intercompany loans. Gains or losses on the foreign currency denominated loans are offset by changes in the values of derivative financial instruments. To manage the volatility of currency exchange exposures related to future sales and purchases, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. For the residual portion, the Company enters into forward exchange contracts and purchased options with maturities of less than 12 months pursuant to the Company’s policies and hedging practices. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value of cash flows of the underlying exposures being hedged. The Company’s unprotected exposures to earnings and cash flow fluctuations due to changes in foreign currency exchange rates were not significant at December 31, 2003 and 2002.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31
(Dollar amounts in thousands except per share amounts)

	2001	2002	2003
Net sales	$3,154,702	$3,329,957	$3,514,399
Cost of products sold	2,724,692	2,839,757	3,078,761

Gross profit	430,010	490,200	435,638

Selling, general and administrative	227,229	237,239	247,416
Class action costs (reversal)	72,194	—	(3,900)
Amortization of goodwill	15,705	—	—
Restructuring	8,648	4,565	14,992

Operating profit	106,234	248,396	177,130

Interest expense	90,695	75,587	67,936
Other income - net	(13,619)	(4,388)	(4,916)

Income before income taxes	29,158	177,197	114,110

Provision for income taxes	10,992	65,352	40,274

Net income	$18,166	$111,845	$73,836

Basic earnings per share	$0.25	$1.53	$1.00

Diluted earnings per share	$0.25	$1.51	$1.00

See Notes to Consolidated Financial Statements, pages 30 to 51.

CONSOLIDATED BALANCE SHEETS
December 31
(Dollar amounts in thousands except per share amounts)

Assets	2002	2003
Current assets:
Cash and cash equivalents	$44,748	$66,426

Accounts receivable, less allowances of $14,319 in 2002 and $12,569 in 2003	460,879	613,269

Inventories:
Finished goods	181,219	158,416
Work in process	33,457	35,485
Raw materials and supplies	65,965	88,451

	280,641	282,352
Prepaid expenses, income taxes refundable and deferred income taxes	74,260	62,362

Total current assets	860,528	1,024,409

Property, plant and equipment:
Land and land improvements	51,618	54,104
Buildings	418,727	431,659
Machinery and equipment	1,718,444	1,898,791
Molds, cores and rings	154,282	178,692

	2,343,071	2,563,246
Less accumulated depreciation and amortization	1,145,096	1,355,348

Net property, plant and equipment	1,197,975	1,207,898

Goodwill	427,895	429,792
Intangibles, net of accumulated amortization of $16,674 in 2002 and $20,642 in 2003	45,565	47,634
Other assets	180,246	159,134

	$2,712,209	$2,868,867

See Notes to Consolidated Financial Statements, pages 30 to 51.

December 31

Liabilities and Stockholders’ Equity	2002	2003
Current liabilities:
Notes payable	$21,956	$2,770
Accounts payable	206,638	267,224
Accrued liabilities	189,662	197,169
Income taxes	1,326	6,549
Current portion of long-term debt	14,994	3,015

Total current liabilities	434,576	476,727

Long-term debt	875,378	871,948
Postretirement benefits other than pensions	205,630	220,723
Other long-term liabilities	241,137	255,580
Deferred income taxes	13,772	13,500

Stockholders’ equity:
Preferred stock, $1 per share par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 per share par value; 300,000,000 shares authorized; 84,861,511 issued in 2002 and 85,268,000 shares issued in 2003	84,862	85,268
Capital in excess of par value	18,981	24,813
Retained earnings	1,184,115	1,226,999
Cumulative other comprehensive loss	(149,230)	(109,679)

	1,138,728	1,227,401
Less: 11,303,900 shares in treasury at cost in 2002 and 2003	(197,012)	(197,012)

Total stockholders’ equity	941,716	1,030,389

	$2,712,209	$2,868,867

See Notes to Consolidated Financial Statements, pages 30 to 51.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands except per share amounts)

				Cumulative
	Common	Capital In		Other	Common
	Stock	Excess of	Retained	Comprehensive	Shares in
	$1 Par Value	Par Value	Earnings	Income (Loss)	Treasury	Total
Balance at January 1, 2001	$83,848	$3,982	$1,115,389	$(53,642)	$(197,021)	$952,556
Net income			18,166			18,166
Other comprehensive income:
Minimum pension liability adjustment, net of $13,179 tax effect				(21,636)		(21,636)
Currency translation adjustment				(9,573)		(9,573)
Change in the fair value of derivatives and unrealized gain on marketable securities, net of $285 tax effect				461		461

Comprehensive loss						(12,582)
Stock compensation plans	56	676			9	741
Cash dividends - $.42 per share			(30,475)			(30,475)

Balance at December 31, 2001	83,904	4,658	1,103,080	(84,390)	(197,012)	910,240

Net income			111,845			111,845
Other comprehensive income:
Minimum pension liability adjustment, net of $42,739 tax effect				(76,268)		(76,268)
Currency translation adjustment				13,359		13,359
Change in the fair value of derivatives and unrealized gain on marketable securities, net of $1,195 tax effect				(1,931)		(1,931)

Comprehensive income						47,005
Stock compensation plans	958	14,323				15,281
Cash dividends - $.42 per share			(30,810)			(30,810)

Balance at December 31, 2002	84,862	18,981	1,184,115	(149,230)	(197,012)	941,716

Net income			73,836			73,836
Other comprehensive income:
Minimum pension liability adjustment, net of $7,113 tax effect				(12,555)		(12,555)
Currency translation adjustment				55,223		55,223
Change in the fair value of derivatives and unrealized gain on marketable securities, net of $1,919 tax effect				(3,117)		(3,117)

Comprehensive income						113,387
Stock compensation plans	406	5,832				6,238
Cash dividends - $.42 per share			(30,952)			(30,952)

Balance at December 31, 2003	$85,268	$24,813	$1,226,999	$(109,679)	$(197,012)	$1,030,389

See Notes to Consolidated Financial Statements, pages 30 to 51.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31
(Dollar amounts in thousands)

	2001	2002	2003
Operating activities:
Net income	$18,166	$111,845	$73,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	169,364	177,867	185,295
Amortization of goodwill and intangibles	20,818	4,959	4,439
Deferred income taxes	(22,148)	33,221	(1,678)
Class action settlement accrual (reversal), less payments	46,454	—	(3,900)

Changes in operating assets and liabilities, net of effects of businesses acquired and sold:
Accounts receivable	92,738	23,668	(89,378)
Inventories	(4,458)	33,709	13,216
Prepaid expenses, income taxes refundable and deferred income taxes	1,789	(10,174)	17,310
Accounts payable	6,006	6,523	42,504
Accrued liabilities	(36,878)	(28,355)	(26,388)
Other non-current items	(5,611)	(28,210)	19,326

Net cash provided by operating activities	286,240	325,053	234,582

Investing activities:
Property, plant and equipment	(136,387)	(141,393)	(154,778)
Acquisition of businesses, net of cash acquired	(7,239)	(721)	(13,110)
Proceeds from the sale of assets	15,363	13,399	5,861

Net cash used in investing activities	(128,263)	(128,715)	(162,027)

Financing activities:
Issuance of debt	188,454	58,801	254,826
Payment on debt	(273,820)	(275,353)	(290,953)
Payment of dividends	(30,475)	(30,810)	(30,952)
Issuance of common shares	735	12,940	6,238

Net cash used in financing activities	(115,106)	(234,422)	(60,841)

Effects of exchange rate changes on cash	(16,831)	10,997	9,964

Changes in cash and cash equivalents	26,040	(27,087)	21,678

Cash and cash equivalents at beginning of year	45,795	71,835	44,748

Cash and cash equivalents at end of year	$71,835	$44,748	$66,426

See Notes to Consolidated Financial Statements, pages 30 to 51.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share amounts)

Significant Accounting Policies

Reclassification - Certain amounts for prior years have been reclassified to conform to 2003 presentations. As a result of the reclassification of foreign currency translation effects in the consolidated statements of cash flows, net cash provided by operating activities increased $17,092 in 2001 and decreased $15,623 in 2002 compared to amounts previously presented.

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

The Company’s investment in Nishikawa Standard Company (“NISCO”), a 50 percent owned joint venture in the United States, is accounted for under the equity method. The Company’s investment in NISCO at December 31, 2002 and 2003 was $29,086 and $22,603, respectively, and is included in Other assets in the accompanying consolidated balance sheets.

Cash and cash equivalents - The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable - The Company records trade accounts receivable when revenue is recorded in accordance with its revenue recognition policy and relieves accounts receivable when payments are received from customers.

Allowance for doubtful accounts - The allowance for doubtful accounts is established through charges to the provision for bad debts. The Company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis. The evaluation includes historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts and management’s evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Accounts are determined to be uncollectible when the debt is deemed to be worthless or only recoverable in part, and are written off at that time through a charge against the allowance for doubtful accounts.

Inventories - Inventories are valued at cost, which is not in excess of market. Inventory costs have been determined by the last-in, first-out (“LIFO”) method for substantially all domestic inventories. Costs of other inventories have been determined principally by the first-in, first-out (“FIFO”) method.

Pre-production costs related to long-term supply arrangements - Design and development costs for molds, dies, and other tools owned by the Company to produce products under long-term supply arrangements are recorded at cost in Property, plant, and equipment and amortized over the lesser of three years or the term of the related supply agreement. Amounts capitalized were $2,149 and $3,696 at December 31, 2002 and 2003, respectively. Costs incurred during the engineering and design phase of customer-owned tooling projects are expensed as incurred. If a contractual arrangement for reimbursement by the customer exists, development costs for tools to be owned by the customer are recorded in Other assets in the accompanying consolidated balance sheets. Reimbursable tooling costs included in Other assets were $21,135 and $2,433 at December 31, 2002 and 2003, respectively. Upon completion and acceptance of customer-owned tooling, reimbursable costs are recorded as accounts receivable. At December 31, 2002 and 2003, respectively, $2,738 and $34,752 were included in Accounts receivable for customer-owned tooling.

Long-lived assets - Property, plant and equipment are recorded at cost and depreciated or amortized using the straight-line or accelerated methods over the following expected useful lives:

Buildings and improvements	15 to 50 years
Machinery and equipment	5 to 14 years
Furniture and fixtures	5 to 10 years
Molds, cores and rings	4 to 10 years

Intangibles with definite lives include trademarks, technology and intellectual property which are amortized over their useful lives which range from 5 years to 30 years. The Company evaluates the recoverability of long-lived assets based on undiscounted projected cash flows excluding interest and taxes when any impairment is indicated. Goodwill and other indefinite-lived intangibles are assessed for potential impairment at least annually or when events or circumstances indicate impairment may have occurred. The carrying value of these assets is compared to their fair value.

Earnings per common share — Net income per share is computed on the basis of the weighted average number of common shares outstanding each year. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

(Number of shares in thousands)	2001	2002	2003

Numerator for basic and diluted earnings per share - net income available to common stockholders	$18,166	$111,845	$73,836
Denominator for basic earnings per share - weighted-average shares outstanding	72,559	73,312	73,688
Effect of dilutive securities - stock options and other stock units	179	712	515

Denominator for diluted earnings per share - adjusted weighted - average shares outstanding	72,738	74,024	74,203
Basic earnings per share	$0.25	$1.53	$1.00
Diluted earnings per share	$0.25	$1.51	$1.00

Options to purchase shares of the Company’s common stock that were not included in the computation of diluted earnings per share because the option’s exercise prices were greater than the average market price of the common shares were 1,195 in 2001, 2,336 in 2002 and 563 in 2003. These options could be dilutive in the future depending on the performance of the Company’s stock.

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

Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, unrealized gains and losses on such forward contracts are recorded as a separate component of Cumulative other comprehensive loss in the accompanying consolidated balance sheets and reclassified into earnings as the hedged transaction affects earnings.

The Company’s hedges are designed to be highly effective at inception because the critical terms of the hedging instrument and the hedged item are identical. The Company, therefore, is not required to perform a detailed test of effectiveness. However, a reduction in the forecasted or actual hedged item below the hedged amount could result in an ineffective hedge. The Company monitors the forecasted cash flow exposures on an ongoing basis to determine if any ineffectiveness exists. Any hedge ineffectiveness is recorded as an adjustment in Other income-net in the accompanying consolidated statements of income in the period in which the ineffectiveness occurs. To date, no ineffectiveness has been identified.

Income taxes — Income tax expense is based on reported earnings before income taxes in accordance with the tax rules and regulations of the various taxing jurisdictions where the Company’s income is earned. The income tax rates imposed by these taxing jurisdictions vary substantially. Taxable income may differ from income before income taxes for financial accounting purposes. To the extent that differences are due to revenue or expense items reported in one period for tax purposes and in another period for financial accounting purposes, a provision for deferred income taxes is made using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. Deferred income taxes are not recorded on undistributed earnings of international affiliates based on the Company’s intention that these earnings will continue to be reinvested.

Products liability — The Company accrues costs for products liability at the time a loss is probable and the amount of loss can be estimated. Each individual products liability claim is evaluated based on the specific facts and circumstances of each claim, historical trends and an assessment of the litigation environment. A judgment is then made, taking into account the views of counsel, past experience and other relevant factors, to determine the Company’s requirement to establish or revise an accrual for the aggregate liability.

The Company’s exposure for each claim occurring prior to April 1, 2003 is limited by the coverage provided by its excess liability insurance program. The program for that period includes a relatively low per claim retention and a policy year aggregate retention limit on claims arising from occurrences which took place during a particular policy year. Effective April 1, 2003, the Company established a new excess liability insurance program. The new program covers the Company’s products liability claims occurring on or after April 1, 2003 and is occurrence-based insurance coverage which includes an increased per claim retention limit, increased policy limits, and the establishment of a captive insurance company. Premium costs for insurance coverage in excess of the self-insured amounts for the policy year are $10.3 million higher than under the previous program while coverage increased by $35 million. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

Legal costs are expensed as incurred and products liability insurance premiums are amortized over coverage periods. The disclosure of products liability costs in the Company’s consolidated financial statements includes the legal costs incurred in defending claims brought against the Company, products liability insurance premium costs, and accruals recorded pursuant to the forgoing policy. During 2003 the Tire segment recorded $6.5 million for insurance recoveries of legal costs previously expensed in prior years based on events occurring during 2003 which entitled the Company to reimbursement under its insurance contracts. Products liability costs, including the insurance recoveries, are included in Cost of products sold on the consolidated statements of income.

Advertising expense — Expenses incurred for advertising include production and media and are generally expensed when incurred. Dealer-earned cooperative advertising expense is recorded when earned. Advertising expense for 2001, 2002 and 2003 was $38,088, $36,723 and $42,711, respectively.

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

	2001	2002	2003
Risk-free interest rate	4.9%	3.0%	1.8%
Dividend yield	2.3%	2.8%	2.8%
Expected volatility of the Company’s common stock	0.269	0.330	0.341
Expected life in years	5.5	4.3	5.9

The weighted-average fair value of options granted in 2001, 2002 and 2003 was $3.52, $3.35 and $3.60, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The Company’s reported and pro forma financial results are as follows:

	2001	2002	2003
Net income, as reported	$18,166	$111,845	$73,836
Deduct: Total stock-based employee compensation expense determined under the fair value based method for awards, net of related tax effects	(5,071)	(3,409)	(2,556)

Pro forma net income	$13,095	$108,436	$71,280

Basic earnings per share:
Reported	$0.25	$1.53	$1.00
Pro forma	0.18	1.48	0.97
Diluted earnings per share:
Reported	$0.25	$1.51	$1.00
Pro forma	0.18	1.46	0.96

Warranties - The Tire segment provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population, and the value of tires to be replaced. During the third quarter of 2003, as a result of the review of the adequacy of its warranty liabilities which is performed each quarter, the Tire segment reduced the enhanced warranty accrual established in 2001 as a result of the class action settlement by $3,900 and increased the normal warranty accrual by $2,300. The reduction to the enhanced warranty liability is attributed to a reduction in the eligible population of tires subject to the enhanced warranty due to the passage of time and to lower than expected claims. The increase in the normal warranty liability resulted from the revision of estimates made during the third quarter. The following table summarizes the activity in the Company’s product warranty liabilities:

	2002	2003
Reserve at January 1	$23,263	$23,231
Additions	6,565	5,503
Payments	(6,597)	(6,092)

Reserve at December 31	$23,231	$22,642

Use of estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of (1) revenues and expenses during the reporting period, and (2) assets and liabilities, as well as disclosure of contingent assets and liabilities, at the date of the consolidated financial statements. Actual results could differ from those estimates.

Revenue recognition - Revenues are recognized when title to the product passes to customers. Shipping and handling costs are recorded in cost of products sold. Allowance programs such as volume rebates and cash discounts are recorded at the time of sale based on anticipated accrual rates for the year.

Research and development - Costs are charged to cost of products sold as incurred and amounted to approximately $79,407, $74,037 and $71,090 in 2001, 2002 and 2003, respectively.

Accounting pronouncements - The Company adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” in January 2003. A variable interest entity is a legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to the interpretation. The Company has adopted the guidance issued in the revised interpretation.

There was no effect on the Company’s consolidated results of operations or financial position as a result of the adoption of this accounting pronouncement.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments. The statement is effective for all contracts entered into or modified after June 30, 2003. The adoption of this standard had no impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This standard requires that certain financial instruments embodying obligations to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective July 1, 2003. The adoption of this standard had no impact on the Company’s consolidated financial statements.

The FASB issued SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” in December 2003. This standard changes the disclosure requirements for pension and other postretirement benefit plans. New disclosures concerning plan assets, cash flows and benefit costs are required. This standard is effective for consolidated financial statements with fiscal years ending after December 15, 2003. The “Pensions and Postretirement Benefits Other than Pension” footnote has been prepared in accordance with the requirements of this Statement.

In January 2004, the FASB issued Staff Position (“FSP”) 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP, effective for consolidated financial statements for fiscal years ending after December 7, 2003, permits a sponsor of a postretirement health care plan that provides a qualified prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. In accordance with the deferral provided in this FSP, any measures of the APBO or net periodic postretirement benefit cost in the consolidated financial statements or accompanying notes do not reflect the effects of the Act. Specific guidance on the accounting for the federal subsidy is pending and, when issued, the Company will measure postretirement benefit costs in accordance with that guidance.

Acquisitions

During 2001 the Company completed the purchase of certain assets of the Indian subsidiary of Siebe Automotive, the automotive fluid handling division of Invensys plc and acquired certain assets of the tire retread business of The Hercules Tire & Rubber Company. In July 2002, the Company acquired certain assets of the retread business of Teknor Apex Company, a manufacturer of rubber-based products.

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

On May 30, 2003, the Company increased its ownership position in Jin Young Standard of South Korea from 49 percent to 90 percent and changed the name of the operations to Cooper-Standard Automotive Korea, Inc. The increase was financed by converting $2,500 of Company loans to Jin Young Standard into equity and an agreement to pay to other joint-venture shareholders an additional $500 in cash. The results of operations of Cooper-Standard Automotive Korea, Inc. are included in the consolidated financial statements from the date of the increased ownership percentage. Prior to the date of this transaction, the Company accounted for its investment in Jin Young Standard under the equity method.

The acquisitions in 2001, 2002 and 2003 do not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

Divestitures and Assets Held for Sale

At December 31, 2001, assets of $30,300 were classified as assets held for sale on the consolidated balance sheet. During 2002 assets of $3,300 were sold and assets of $2,100 were written down to fair value. At December 31, 2002, the remaining assets of $24,900 no longer met the criteria of assets held for sale and these assets were reclassified to the appropriate categories on the consolidated balance sheet. When the assets were reclassified, the Company recorded $1,082 of retroactive depreciation expense. At December 31, 2003 there were no assets that met the criteria of held for sale.

Restructuring

In connection with the 1999 acquisition of The Standard Products Company, the Company had recorded an accrual for employee separation and other exit costs relating to a plan for the reorganization and closing of certain manufacturing facilities in Europe and the closure of its automotive sealing plant in Kittanning, Pennsylvania. At June 30, 2002, these initiatives had been completed and the reserve was reduced to zero. The following table summarizes the activity related to these restructuring accruals:

	Employee	Other
	Separation	Exit
	Costs	Costs	Total
Accrual at January 1, 2002	$1,000	$—	$1,000
Cash payments	(140)	(260)	(400)
Adjustment to reserve	(860)	260	(600)

Accrual at December 31, 2002	$—	$—	$—

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

	Employee	Other
	Separation	Exit	Asset
	Costs	Costs	Impairments	Total
Accrual at January 1, 2002	$8,900	$1,400	$—	$10,300
Cash payments	(5,000)	(1,500)	—	(6,500)
Adjustment of assets held for sale to fair value	—	—	(1,100)	(1,100)
Adjustment to reserve	(3,900)	100	1,100	(2,700)

Accrual at December 31, 2002	$—	$—	$—	$—

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

	Employee	Other
	Separation	Exit	Asset
	Costs	Costs	Impairments	Total
Accrual at January 1, 2002	$4,000	$600	$—	$4,600
Adjustment of assets held for sale to fair value	—	—	(1,000)	(1,000)
Cash payments	(2,400)	(700)	—	(3,100)
Adjustment to reserve	(1,600)	100	1,000	(500)

Accrual at December 31, 2002	$—	$—	$—	$—

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

During the fourth quarter of 2002, the Company approved a restructuring plan to improve efficiencies in its international operations. The plan included the relocation of a mixing facility to France and the consolidation of facilities in the United Kingdom and Brazil. As a result of this restructuring plan, the Company recorded a pre-tax charge of $2,700 consisting entirely of employee separation costs. No amounts were paid in 2002. During 2003, these initiatives were completed with the termination of 220 employees. Cash payments of $2,100 were made and $600 was reclassified to other accrued liabilities.

Also included in restructuring costs in the 2002 consolidated statement of income is $2,600 of asset write-downs at North American facilities in excess of amount established in the restructuring reserves, $700 in severance costs in excess of amounts reserved and $1,800 in production transfer costs in both Europe and North America.

On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires that costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability.

During 2003, the Tire segment recorded $2,100 of employee severance costs related to a management reorganization. All employees affected by this reorganization have left the Company and are being paid their severance package in accordance with the terms of their separation. The Automotive segment recorded $1,100 in severance costs during 2003 related to the closure of the plastics manufacturing facility in Cleveland, Ohio. These costs represent amounts to be paid to employees upon their termination and are being recorded over the remaining work life of the employees. This closure will affect approximately 115 hourly and salaried employees and 59 employees have been terminated as of December 31, 2003. The initiative, with a total cost of approximately $3,000, is scheduled to be completed in the second quarter of 2004. During the third quarter of 2003, the Automotive segment announced the closure of two manufacturing facilities in the United Kingdom. This initiative, with a total cost of $18,900, will affect approximately 517 hourly and salaried employees. The segment has targeted the second quarter of 2005 for the completion of this initiative During 2003, $2,700 of severance costs were recorded representing amounts to be paid to employees upon their termination that are being recorded over the remaining work life of the employees. As of December 31, 2003, 21 employees have been terminated in conjunction with this initiative. The following table summarizes the activity for these initiatives since January 1, 2003:

Employee
Separation
Costs
Accrual at January 1, 2003	$—
Severance costs accrued	5,900
Cash payments	(2,300)

Accrual at December 31, 2003	$3,600

During 2003, in addition to the severance costs associated with the management reorganization, the Tire segment incurred an additional $100 in other restructuring expenses. The Automotive segment recorded restructuring expenses of $12,800 during 2003. In addition to the $3,800 in severance costs accrued above, the segment recorded $3,200 in severance costs associated with workforce reductions in Europe, Brazil and North America. Other restructuring costs related to the movement of machinery, equipment and people and site work at closed facilities in both the United States and internationally total $1,200 for the year. Asset write-offs of $100 were recorded at two North American facilities as the properties were sold and all assets were disposed. In conjunction with the announced closure of the Cleveland facility, asset write-downs of $700 were recorded and included as restructuring on the consolidated statement of income. The segment also recorded and paid $300 to select employees related to this plant closure and incurred an additional $200 in other restructuring expenses. The segment recorded $3,300 in restructuring expenses associated with the United Kingdom initiative related to the write down of the fair value of certain items of machinery and equipment and a building.

Inventories

Under the LIFO method, inventories have been reduced by approximately $52,336 and $66,594 at December 31, 2002 and 2003, respectively, from current cost which would be reported under the first-in, first-out method. Approximately 67 percent and 64 percent of the Company’s inventories have been valued under the LIFO method at December 31, 2002 and 2003, respectively.

Goodwill and Intangibles

Effective January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Purchased goodwill and indefinite-lived intangible assets were no longer amortized as of that date, but are tested annually for impairment. The Company also reevaluated its intangible assets and determined that there were no significant changes in their useful lives. Pursuant to SFAS No. 142, the Company completed its initial test for goodwill impairment as of January 1, 2002 and no impairment was indicated. During the fourth quarters of 2002 and 2003, the Company completed its annual tests for goodwill impairment and no impairment was indicated at those times. The following table reflects the consolidated results as though the adoption of SFAS No. 142 occurred as of January 1, 2001:

2001
Net Income:
Reported	$18,166
Goodwill amortization	15,705

Adjusted	$33,871

Basic earnings per share:
Reported	$0.25
Goodwill amortization	0.22

Adjusted	$0.47

Diluted earnings per share:
Reported	$0.25
Goodwill amortization	0.22

Adjusted	$0.47

The change in the net carrying amount of goodwill for the year ended December 31, 2003 is allocated by reporting segment as follows:

	Tire	Automotive	Total
Balance as of January 1, 2003	$45,224	$382,671	$427,895
Acquired during year	—	1,897	1,897

Balance as of December 31, 2003	$45,224	$384,568	$429,792

The following table presents intangible assets and accumulated amortization balances as of December 31, 2002 and 2003:

	December 31, 2002			December 31, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Definite-lived:
Trademarks and tradenames	$16,420	$(3,137)	$13,283	$20,277	$(4,253)	$16,024
Patents and technology	25,513	(9,384)	16,129	25,864	(11,773)	14,091
Other	7,115	(4,153)	2,962	8,944	(4,615)	4,329

	49,048	(16,674)	32,374	55,085	(20,642)	34,443
Indefinite-lived:
Trademarks	13,191	—	13,191	13,191	—	13,191

	62,239	(16,674)	45,565	68,276	(20,642)	47,634

Estimated amortization expense over the next five years is as follows: 2004 - $3,775, 2005 - $3,448, 2006 - $3,423, 2007 - $3,414, and 2008 - $3,051.

Debt

On August 29, 2003, the Company extended its revolving credit facility with a consortium of eleven banks (“the Agreement”) by an additional year with substantially the same terms and conditions as applied to the previous facility. The Agreement, as amended, provides up to $175,000 in credit facilities until August 31, 2008 and an additional $175,000 in credit facilities until August 28, 2004. The Company has the option to convert any outstanding loans under the short-term commitment into a one- year term loan. The loans may be denominated in either U.S. dollars or certain other currencies based upon Eurodollar interest rates or the agent bank’s base rate. In addition, the terms of the Agreement permit the Company to request bid rate loans from banks participating in the Agreement. Borrowings under the Agreement bear a margin linked to the Company’s long-term credit ratings from Moody’s and Standard & Poor’s. There are no compensating balances required and the facility fees are not material. The credit facilities also support issuance of commercial paper. There were no borrowings under the revolving credit facilities, and no outstanding commercial paper issuances, at December 31, 2003. At December 31, 2002, there were no outstanding borrowings under the credit facilities, however, $9,900 of commercial paper was outstanding.

In August 2001 a Canadian subsidiary of the Company entered into a $125,000 loan agreement with Market Street Funding Corporation, an affiliated company of PNC Bank NA, which is secured by certain trade accounts receivable. At that time, $90,000 was advanced under the loan agreement with a maturity date of August 2006. In February 2003 the agreement was amended to add Liberty Street Funding Corp., an affiliate of The Bank of Nova Scotia, as an additional lender. Interest on the loan is at a floating rate, based on the average commercial paper rates of Market Street Funding Corporation.

The 6.55 percent notes with three insurance companies were repaid in full in December 2003.

The Company has entered into $150,000 of interest rate swap contracts to convert a portion of the 2009 Senior Notes to floating rates. At December 31, 2003 the carrying value of the 7.75 percent notes has been increased by the fair value of the related interest rate swap contracts of $3,905. At December 31, 2002 the Company had entered into $100,000 of these interest rate swap contracts and the carrying value of the corresponding debt had increased by $7,300, the fair value of the swap contracts. The net amounts paid or received from these interest rate swap contracts are recorded as an adjustment to interest expense.

The Company has provided a guarantee of a portion of the bank loans made to its joint venture with Nishikawa Rubber Company. On July 1, 2003, the joint venture entered into an additional bank loan with the joint venture partners each guaranteeing an equal portion of the amount borrowed. Proceeds from the loan were used primarily to make distributions to the joint venture partners. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” guarantees meeting the characteristics described in the Interpretation are required to be recorded at fair value. As of December 31, 2003 the Company has recorded a $36 liability related to the guarantee of this debt with a corresponding increase to the carrying value of its investment in the joint venture. The Company’s maximum exposure under the two guarantee arrangements at December 31, 2003 was approximately $5,000.

The following table summarizes the long-term debt of the Company at December 31, 2002 and 2003:

	2002	2003
7.75% unsecured notes, aggregate principal payment due December 2009	$357,326	$353,905
8% unsecured notes, aggregate principal payment due December 2019	225,000	225,000
7.63% unsecured notes, aggregate principal payment due March 2027	189,900	189,900
6.55% unsecured notes due 2003	12,500	—
Canadian floating rate note due 2006	90,000	90,000
Capitalized leases and other	15,646	16,158

	890,372	874,963
Less current maturities	14,994	3,015

	$875,378	$871,948

The maturities of long-term debt through 2008 are as follows:

2004	$3,015
2005	2,101
2006	91,771
2007	1,057
2008	859

The Company’s debt agreements require it to maintain, among other things, certain financial ratios. Retained earnings of $280,384 at December 31, 2003 are available for the payment of cash dividends and purchases of the Company’s common shares.

The Company and its subsidiaries also have, from various banking sources, approximately $30,500 of available short-term lines of credit of which $2,770, included in Notes payable on the consolidated balance sheet, is outstanding at December 31, 2003, at rates of interest approximating euro-based interest rates. The amounts available and outstanding vary based on exchange rates as borrowings may be in currencies other than the United States dollar.

The weighted average interest rate of short-term notes payable at December 31, 2002 and 2003 was 3.4 percent and 4.4 percent, respectively.

Interest paid on debt, including payments related to interest rate swap agreements, during 2001, 2002 and 2003 was $90,474, $82,334 and $74,397, respectively. The amount of interest capitalized was $503, $418 and $990 during 2001, 2002 and 2003, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s debt is computed using discounted cash flow analyses based on the Company’s estimated current incremental borrowing rates. The carrying amounts and fair values of the Company’s financial instruments as of December 31 are as follows:

	2002		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$44,748	$44,748	$66,426	$66,426
Notes payable	(21,956)	(21,956)	(2,770)	(2,770)
Current portion of long-term debt	(14,994)	(15,394)	(3,015)	(3,015)
Long-term debt	(875,378)	(975,078)	(871,948)	(1,000,248)
Derivative financial instruments	6,911	6,911	(19,756)	(19,756)

The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures and fair value hedges of fixed rate debt. Exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations are offset by the change in values of the fair value foreign currency hedges. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Mexican peso, Swiss franc, Polish zloty, Czech koruna, Swedish kronar and Korean won generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2002 and 2003 was $243,000 and $353,000, respectively. The counterparties to each of these agreements are major commercial banks. Management believes that the probability of losses related to credit risk on investments classified as cash and cash equivalents is remote.

Preferred Stock Purchase Rights

Under the Company’s rights plan, one right is associated with each outstanding common share. Each right entitles the holder to purchase 1/100th of a share of Series A Preferred Stock of the Company at an exercise price of $135. The rights will become exercisable only if a person or group (i) acquires beneficial ownership of 15 percent or more of the Company’s outstanding common stock (“Acquiring Person”), or (ii) subject to extension of the date by the Board of Directors of the Company, commences a tender or exchange offer which upon consummation would result in such person or group beneficially owning 15 percent or more of the Company’s outstanding common stock (ten days following the date of announcement of (i) above, the “Stock Acquisition Date”).

If any person becomes an Acquiring Person, or if an Acquiring Person engages in certain self-dealing transactions or a merger transaction in which the Company is the surviving corporation and its common stock remains outstanding, or an event occurs which results in such Acquiring Person’s ownership interest being increased by more than one percent, then each right not owned by such Acquiring Person or certain related parties will entitle its holder to purchase a number of shares of the Company’s Series A Preferred Stock (or in certain circumstances, Company common stock, cash, property, or other securities of the Company) having a value equal to twice the then-current exercise price of the right. In addition, if, following the Stock Acquisition Date, the Company (i) is acquired in a merger or other business combination and the Company is not the surviving corporation, (ii) is involved in a merger or other business combination transaction with another person after which all or part of the Company’s common stock is converted or exchanged for securities, cash or property of any other person, or (iii) sells 50 percent or more of its assets or earning power to another person, each right (except rights that have been voided as described above) will entitle its holder to purchase a number of shares of common stock of the ultimate parent of the Acquiring Person having a value equal to twice the then-current exercise price of the right.

The Company will generally be entitled to redeem the rights at one cent per right, subject to adjustment in certain events, payable in cash or shares of the Company’s common stock at any time until the tenth business day following the Stock Acquisition Date.

Stock-Based Compensation

Stock Options

The Company’s 1998 and 2001 incentive compensation plans allow the Company to grant awards to key employees in the form of stock options, stock awards, restricted stock units, stock appreciation rights, performance units, dividend equivalents and other awards. The 1986 and 1996 incentive stock option plans and the 1998 and 2001 incentive compensation plans provide for granting options to key employees to purchase common shares at prices not less than market at the date of grant. Options under these plans may have terms of up to ten years becoming exercisable in whole or in consecutive installments, cumulative or otherwise. The plans allow the granting of nonqualified stock options which are not intended to qualify for the tax treatment applicable to incentive stock options under provisions of the Internal Revenue Code. Options which were outstanding at December 31, 2002 under these plans had a term of ten years and become exercisable 50 percent after the first year and 100 percent after the second year. Options which were granted during 2003 under the 2001 incentive compensation plan have terms of ten years and become exercisable 25 percent after the first year, 50 percent after the second year, 75 percent after the third year and 100 percent after the fourth year.

The 1998 employee stock option plan allowed the Company to make a nonqualified option grant to substantially all of its employees to purchase common shares at a price not less than market at the date of grant. Options granted under this plan have a term of ten years and became exercisable in full beginning three years after the date of grant.

The Company’s 2002 nonqualified stock option plan provides for granting options to directors who are not current or former employees of the Company to purchase common shares at prices not less than market at the date of grant. Options granted under this plan have a term of ten years and are exercisable in full beginning one year after the date of grant.

Summarized information for the plans follows:

			Weighted
			Average
		Number of	Exercise	Available
		Shares	Price	For Grant
January 1, 2001
	Outstanding	3,805,196	$17.89
	Exercisable	1,083,421	22.01

	Granted	1,276,947	13.46
	Exercised	(39,100)	12.63
	Expired	(46,100)	15.19
	Cancelled	(284,650)	16.96

December 31, 2001				5,832,026
	Outstanding	4,712,293	16.82
	Exercisable	2,778,196	19.37

	Granted	1,334,000	15.08
	Exercised	(922,923)	13.39
	Expired	(31,600)	24.94
	Cancelled	(204,619)	17.65

December 31, 2002				5,123,345
	Outstanding	4,887,151	16.91
	Exercisable	3,018,126	18.34

	Granted	1,087,650	14.61
	Exercised	(395,855)	13.95
	Expired	(29,603)	25.13
	Cancelled	(276,054)	17.54

December 31, 2003				3,868,429
	Outstanding	5,273,289	16.57
	Exercisable	3,594,939	17.41

The weighted average remaining contractual life of options outstanding at December 31, 2003 is 6.8 years.

Segregated disclosure of options outstanding at December 31, 2003 is as follows:

	Range of Exercise Prices
	Less than or	Greater than $14.25 and	Greater than or
	equal to $14.25	less than $18.25	equal to $18.25
Options outstanding	1,340,953	2,196,375	1,735,961
Weighted average exercise price	$13.13	$14.81	$21.47
Remaining contractual life	6.7	8.6	4.5
Options exercisable	1,322,453	543,525	1,728,961
Weighted average exercise price	$13.12	$14.98	$21.46

Restricted Stock Units

Under the 1998 Incentive Compensation Plan, restricted stock units may be granted to officers and other key employees. Deferred compensation related to the restricted stock units is determined based on the fair value of the Company’s stock on the date of grant and is amortized to expense over the vesting period.

In 2001, the Company granted 3,836 restricted stock units with a weighted average fair value of $13.47 per unit and vesting periods of one and two years. In 2002, the Company granted 23,000 restricted stock units with a weighted average fair value of $14.98 and a vesting period of five years. In 2003, the Company granted 6,000 restricted stock units with a weighted average fair value of $17.89 and a vesting period of five years. The grants provide for accrual of dividend equivalents. At December 31, 2003, 70,439 restricted stock units were outstanding.

Common Stock

There were 19,035,962 common shares reserved for grants under compensation plans and contributions to the Company’s Thrift and Profit Sharing and Pre-Tax Savings plans at December 31, 2003. The Company matches contributions made by participants to these plans in accordance with a formula based upon the financial performance of the Company. Matching contributions are directed to the Company Stock Fund and they must remain invested in that fund until an employee has attained three years of service with the Company. Once an employee has attained three years of service, any matching contributions may be transferred to any of the other investment funds offered under the plans.

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

Participation in the Company’s defined contribution plans is voluntary and participants’ contributions are limited based on their compensation. The Company matches certain plan participants’ contributions up to various limits. Company contributions for certain of these plans are dependent on operating performance. Expense for those plans was $6,149, $10,536 and $5,850 for 2001, 2002 and 2003, respectively.

The Company currently provides retiree health care and life insurance to a significant percentage of its domestic salaried and hourly employees. Domestic salaried and non-bargained hourly employees hired on or after January 1, 2003 are not eligible for retiree health care or life insurance coverage. Subject to specific provisions contained in certain of its labor agreements, the Company has reserved the right to modify or terminate such benefits at any time.

The Company instituted per participant caps on the amounts of retiree medical benefits it will provide to future retirees at the time it adopted SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to mitigate the impact of medical cost inflation on the Company’s retiree medical obligation. The caps do not apply to individuals who retired prior to certain specified dates. Costs in excess of these caps will be paid by plan participants. The Company has implemented increased cost sharing in 2004 in the retiree medical coverage provided to certain eligible current and future retirees.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted in December, 2003. The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Specific implementation guidance of the accounting for this legislation is pending. In accordance with the deferral provided by FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” any measures of the APBO or net periodic postretirement benefit cost in the consolidated financial statements or accompanying notes do not reflect the effects of the Act on the plan. The Company will measure postretirement benefit costs in accordance with the legislation when specific guidance on the accounting for the federal subsidy is issued.

During 2003 the Company acquired an unfunded Korean pension plan as part of the increased ownership position in Jin Young Standard. Also in 2003, an international plan was determined to have characteristics of a defined benefit plan. The accompanying consolidated financial statements appropriately include the assets, liabilities and expenses for this plan and the pension disclosures for 2001 and 2002 have been adjusted to reflect its inclusion.

The Company uses a December 31st measurement date for the majority of its plans. The following tables disclose information related to the Company’s defined benefit plans and other postretirement benefits.

			Other
	Pension Benefits		Postretirement Benefits
	2002	2003	2002	2003
Change in projected benefit obligation:
Projected benefit obligation at January 1	$808,104	$896,926	$309,499	$311,059
Acquisition	—	720	—	—
Service cost - employer	26,782	26,889	6,229	7,169
Participant contributions	2,193	2,173	—	—
Interest cost	59,598	61,550	22,107	20,692
Actuarial loss	16,659	69,460	18,808	30,857
Amendments	9,027	574	(26,906)	—
Benefits paid	(44,055)	(50,757)	(18,754)	(22,607)
Foreign currency exchange rate effect	18,618	28,848	76	1,062

Projected benefit obligation at December 31	$896,926	$1,036,383	$311,059	$348,232

Change in plans’ assets:
Fair value of plans’ assets at January 1	$712,241	$696,478	$—	$—
Actual return on plans’ assets	(45,086)	108,263	—	—
Employer contributions	57,482	58,674	—	—
Participant contributions	2,193	2,173	—	—
Benefits paid	(43,819)	(50,402)	—	—
Foreign currency exchange rate effect	13,467	20,791	—	—

Fair value of plans’ assets at December 31	$696,478	$835,977	$—	$—

Funded status of the plans	$(200,448)	$(200,406)	$(311,059)	$(348,232)
Unrecognized actuarial loss	289,350	301,615	80,276	107,499
Unrecognized prior service cost	(21,902)	(20,918)	1,201	120
Unrecognized net transition obligation	399	(77)	—	—
Adjustment for minimum liability	(201,080)	(216,825)	—	—

Net amount recognized	$(133,681)	$(136,611)	$(229,582)	$(240,613)

Amounts recognized in the balance sheets:
Prepaid expenses, income taxes refundable and deferred income taxes	$531	$161	$—	$—
Other assets	82,658	87,727	—	—
Accrued liabilities	(8,183)	(144)	(23,952)	(19,890)
Postretirement benefits other than pensions	—	—	(205,630)	(220,723)
Other long-term liabilities	(208,687)	(224,355)	—	—

Net amount recognized	$(133,681)	$(136,611)	$(229,582)	$(240,613)

The accumulated benefit obligation for all defined benefit pension plans was $830,091 and $973,623 at December 31, 2002 and 2003, respectively.

Weighted-average assumptions used to determine benefit obligations at December 31:

			Other
	Pension Benefits		Postretirement Benefits
	2002	2003	2002	2003
All plans
Discount rate	6.79%	6.34%	6.75%	6.25%
Rate of compensation increase	3.88%	3.52%	—	—

Domestic plans
Discount rate	6.75%	6.25%	6.75%	6.25%
Rate of compensation increase	3.75%	3.25%	—	—

Foreign plans
Discount rate	6.92%	6.58%	6.75%	6.25%
Rate of compensation increase	4.29%	4.31%	—	—

At December 31, 2003 the weighted average assumed annual rate of increase in the cost of health care benefits (health care cost trend rate) was 9.0 percent per year for 2004 and 2005 and 6.0 percent per year for 2006 and thereafter.

					Other
	Pension Benefits			Postretirement Benefits
	2001	2002	2003	2001	2002	2003
Components of net periodic benefit cost:
Service cost	$28,961	$26,782	$26,889	$5,836	$6,229	$7,169
Interest cost	58,791	59,598	61,550	19,672	22,107	20,692
Expected return on plan assets	(70,158)	(66,198)	(62,751)	—	—	—
Amortization of transition obligation	1,088	975	476	—	—	—
Amortization of prior service cost	5,043	2,955	3,584	1,508	1,323	1,081
Recognized actuarial loss	3,979	8,983	17,294	2,054	4,278	3,560

Net periodic benefit cost	$27,704	$33,095	$47,042	$29,070	$33,937	$32,502

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

					Other
	Pension Benefits			Postretirement Benefits
	2001	2002	2003	2001	2002	2003

All plans
Discount rate	7.38%	7.19%	6.79%	7.50%	7.25%	6.75%
Expected return on plan assets	9.62%	9.28%	8.99%	—	—	—
Rate of compensation increase	5.34%	4.76%	3.88%	—	—	—

Domestic plans
Discount rate	7.50%	7.25%	6.75%	7.50%	7.25%	6.75%
Expected return on plan assets	10.00%	9.50%	9.00%	—	—	-
Rate of compensation increase	5.50%	4.75%	3.75%	—	—	—

Foreign plans
Discount rate	7.00%	6.98%	6.92%	7.50%	7.25%	6.75%
Expected return on plan assets	8.51%	8.50%	8.93%	—	—	—
Rate of compensation increase	4.80%	4.77%	4.29%	—	—	—

The following table lists the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets at December 31, 2002 and 2003:

	2002		2003
	Projected	Accumulated	Projected	Accumulated
	benefit	benefit	benefit	benefit
	obligation	obligation	obligation	obligation
	exceeds plan	exceeds plan	exceeds plan	exceeds plan
	assets	assets	assets	assets
Projected benefit obligation	$895,281	$879,277	$1,033,977	$1,011,629
Accumulated benefit obligation	828,460	815,126	971,257	953,507
Fair value of plan assets	694,438	679,831	833,561	814,541

Assumed health care cost trend rates for Other Postretirement Benefits have a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One
	Percentage Point
	Increase	Decrease
Increase (decrease) in total service and interest cost components	$539	$(471)
Increase (decrease) in the postretirement benefit obligation	9,364	(8,091)

The Company’s weighted average asset allocations for domestic pension plans at December 31, 2002 and December 31, 2003 by asset category are as follows:

	Plan assets at December 31
Asset Category	2002	2003
Equity securities	60%	66%
Debt securities	34	32
Cash	6	2

Total	100%	100%

The Company’s investment policy for United States plans’ assets is to maintain an allocation of 65 percent in equity securities and 35 percent in debt securities. Equity security investments are structured to achieve an equal balance between growth and value stocks. The amount shown as cash represents Company contributions that occurred in late December and had not yet been invested.

The fair value of domestic plan assets was $542,911 and $638,301 at December 31, 2002 and December 31, 2003, respectively. The fair value of United States plans’ assets at the end of each December are derived using assets held by the Trust at the end of each November, then adding contributions made during December and deducting benefits paid to the plans’ participants during December.

The Company determines the annual rate of return on pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio. This computed rate of return is reviewed by the Company’s investment advisors and actuaries. Industry comparables and other outside guidance is also considered in the annual selection of the expected rates of return on pension assets.

The Company estimates it will contribute between $55,000 and $60,000 to its domestic pension plans in 2004.

Income Taxes

Components of income (loss) before income taxes are as follows:

	2001	2002	2003
United States	$(29,339)	$90,959	$17,351
Foreign	58,497	86,238	96,759

Total	$29,158	$177,197	$114,110

The provision for income taxes consists of the following:

	2001	2002	2003
Current:
Federal	$2,289	$—	$9,734
State and local	1,258	259	539
Foreign	29,593	31,872	31,679

	33,140	32,131	41,952
Deferred:
Federal	(9,538)	28,525	(7,051)
State and local	(5,606)	2,868	(227)
Foreign	(7,004)	1,828	5,600

	(22,148)	33,221	(1,678)

	$10,992	$65,352	$40,274

The following schedule reconciles the United States statutory federal rate to the Company’s income tax provision:

	2001	2002	2003
Income tax provision at 35%	$10,205	$62,019	$39,939
State and local income tax, net of federal income tax effect	(2,791)	2,032	205
Amortization of nondeductible goodwill	5,022	—	—
U.S. tax credits	(3,130)	(2,653)	(3,500)
Extraterritorial income exclusion	(1,570)	(1,500)	(1,500)
Difference in effective tax rates of international operations	2,115	3,567	3,413
Other - net	1,141	1,887	1,717

Income tax provision	$10,992	$65,352	$40,274

Effective income tax rate	37.7%	36.9%	35.3%

Payments for income taxes in 2001, 2002 and 2003, net of refunds, were $28,092, $57,498 and $7,191, respectively.

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2002	2003
Deferred tax assets:
Other postretirement benefits	$161,483	$191,320
Net operating loss and tax credit carryforwards	71,513	88,632
All other items	29,979	37,790

Total deferred tax asset	262,975	317,742

Deferred tax liabilities:
Property, plant and equipment	(165,985)	(172,716)
Pension benefits	(30,445)	(39,058)
All other items	(23,549)	(38,455)

Total deferred tax liability	(219,979)	(250,229)

	42,996	67,513
Valuation allowances	(33,896)	(49,986)

Net deferred tax asset	$9,100	$17,527

The net deferred taxes in the consolidated balance sheets are as follows:

	2002	2003
Current assets	$22,872	$31,027
Non-current liabilities	(13,772)	(13,500)

Net deferred tax asset	$9,100	$17,527

The Company has not provided deferred United States income taxes on approximately $285,000 of undistributed earnings of international affiliates which will continue to be reinvested. It is not practicable to determine the amount of additional U.S. income taxes that could be payable upon remittance of these earnings since taxes payable would be reduced by foreign tax credits based upon income tax laws and circumstances at the time of distribution.

At December 31, 2003, the Company’s foreign subsidiaries, primarily in the United Kingdom, France and Germany, have operating loss carryforwards aggregating $152,213, with indefinite expiration lives, and the Company and its domestic subsidiaries have state and local operating loss carryforwards aggregating $136,734, with expiration dates beginning in 2004 and continuing to 2024. The Company also has a foreign tax credit carryforward of $6,705 expiring in 2006, and other tax credit carryforwards aggregating $23,346, with expiration dates beginning in 2004 and continuing indefinitely. Approximately $11,200 of the future tax benefits relate to carryforwards assumed with acquisitions. A valuation allowance of $10,100 was recorded on these purchased net operating loss carryforwards and, to the extent such benefits are realized, the benefits will be recorded as an adjustment to goodwill. The carryforwards for which no valuation allowance has been established are expected to be realized based upon forecasted future earnings, resulting in future taxable income, and the implementation of certain tax strategies.

Lease Commitments

The Company rents certain manufacturing facilities and equipment under long-term leases expiring at various dates. Rental expense for operating leases was $36,107, $33,911 and $32,636 for 2001, 2002 and 2003, respectively.

Future minimum payments for all non-cancelable operating leases, in aggregate of $87,221, are as follows:

2004	$13,580
2005	10,945
2006	9,740
2007	10,106
2008	7,878
Thereafter	34,972

Cumulative Other Comprehensive Loss

The balances of each component of Cumulative Other Comprehensive Loss in the accompanying consolidated statements of stockholders’ equity are as follows:

	2002	2003
Cumulative currency translation adjustment	$(27,454)	$27,769
Changes in the fair value of derivatives and unrealized gains/(losses) on marketable securities	(2,380)	(7,416)
Tax effect	910	2,829

Net	(1,470)	(4,587)
Minimum pension liability	(190,203)	(209,871)
Tax effect	69,897	77,010

Net	(120,306)	(132,861)

	$(149,230)	$(109,679)

Net income reflects realized gains and losses on marketable securities and derivatives. Gains of $1,138, losses of $434, and losses of $8,262 were recognized in income in 2001, 2002 and 2003, respectively.

Accrued Liabilities

Accrued liabilities at December 31 are as follows:

	2002	2003
Payroll	$74,354	$49,565
Other	115,308	147,604

	$189,662	$197,169

Other Long-term Liabilities

Other long-term liabilities at December 31 are as follows:

	2002	2003
Minimum pension liability	$201,080	$216,825
Class action settlement	11,896	7,013
Nonqualified benefit plans	6,857	6,654
Warranty	3,092	6,423
Other	18,212	18,665

	$241,137	$255,580

Contingent Liabilities

Products Liability

The Company is a defendant in various products liability claims in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Effective April 1, 2003 the Company established a new products liability insurance program. The new program contains a per claim self-insured retention limit of $15 million but does not contain a policy year aggregate retention limit. The Company also established a captive insurance company as part of its overall insurance program and its results are consolidated with the results of the Company. In addition to products liability coverage, the Company maintains excess insurance covering products liability for catastrophic claims.

In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

Employment Contracts

The Company has employment arrangements with four key executive employees and, in addition, has change in control severance agreements covering 13 additional key executives. These arrangements provide for continuity of management and provide for payments of multiples of annual salary, certain incentives and continuation of benefits upon the occurrence of specified events in a manner that is believed to be consistent with comparable companies. In addition, the Chief Executive Officer’s agreement provides for retention payments which accrue at various amounts annually beginning with $125 if he leaves the Company at any time in 2004, and shall increase each year thereafter, to a payment of $2,750 if he leaves in 2015, the year in which he will reach age 65.

Unconditional Purchase Orders

Noncancellable purchase order commitments for capital expenditures and raw materials, principally natural rubber, made in the ordinary course of business were $118,847 at December 31, 2003.

Other Income - Net

The components of Other income - net for the years 2001, 2002 and 2003 are as follows:

	2001	2002	2003
Foreign currency gains/(losses)	$(1,224)	$(1,458)	$108
Minority interest and equity earnings	2,579	2,498	143
Interest income	3,295	3,293	3,844
Gains on sales of non-manufacturing assets	8,263	2,201	—
Debt extinguishment	(745)	(2,651)	—
Other	1,451	505	821

	$13,619	$4,388	$4,916

The non-manufacturing assets sold in 2001 included a corporate aircraft and two tire distribution facilities and in 2002 was a corporate aircraft.

Business Segments

The Company has two reportable segments — Cooper Tire and Cooper-Standard Automotive. The Company’s reportable segments are each managed separately because they offer different products requiring different marketing and distribution strategies.

Cooper Tire (“the Tire segment”) produces passenger, light truck and motorcycle tires, and inner tubes, which are sold nationally and internationally in the replacement tire market to independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products, and supplies retread equipment and materials to the commercial truck tire industry.

Cooper-Standard Automotive (“the Automotive segment”) produces body sealing systems, active and passive vibration control systems, and fluid handling systems, primarily for the global automotive original equipment manufacturing and replacement markets.

The following customers of the Automotive segment contributed 10 percent or more of total consolidated net sales. Their net sales and percentage of consolidated Company sales for 2001, 2002, and 2003 are as follows:

(Dollar amounts in millions)

	2001		2002		2003
		Consolidated		Consolidated		Consolidated
Customer	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
Ford	$455	14%	$491	15%	$487	14%
General Motors	N/A		338	10%	360	10%
DaimlerChrysler	356	11%	344	10%	N/A

The accounting policies of the reportable segments are consistent with those described in the Significant Accounting Policies note to the consolidated financial statements. Corporate administrative expenses are allocated to segments based principally on assets, employees and sales. The following table details segment financial information:

	2001	2002	2003
Revenues
Tire	$1,704,623	$1,769,058	$1,872,873
Automotive	1,477,409	1,585,953	1,662,244
Eliminations and other	(27,330)	(25,054)	(20,718)

Consolidated	3,154,702	3,329,957	3,514,399

Segment profit
Tire	73,192	137,403	87,664
Automotive	39,001	117,473	95,719
Corporate	(5,959)	(6,480)	(6,253)

Operating profit	106,234	248,396	177,130
Other income — net	13,619	4,388	4,916
Interest expense	(90,695)	(75,587)	(67,936)

Income before income taxes	29,158	177,197	114,110

Depreciation and amortization expense
Tire	110,065	110,453	111,161
Automotive	79,323	70,769	76,733
Corporate	794	1,604	1,840

Consolidated	190,182	182,826	189,734

Segment assets
Tire	1,345,711	1,254,576	1,322,797
Automotive	1,263,334	1,260,879	1,321,988
Corporate and other	155,205	196,754	224,082

Consolidated	2,764,250	2,712,209	2,868,867

Expenditures for long-lived assets
Tire	74,863	73,310	95,351
Automotive	58,582	66,459	58,697
Corporate	2,942	1,624	730

Consolidated	136,387	141,393	154,778

Geographic information for revenues, based on country of origin, and long-lived assets follows:

	2001	2002	2003
Revenues
North America	$2,624,283	$2,755,700	$2,836,765
Europe	472,204	522,754	589,350
Other	58,215	51,503	88,284

Consolidated	3,154,702	3,329,957	3,514,399

Long-lived assets
North America	983,128	964,868	949,505
Europe	188,022	206,424	220,832
Other	34,924	26,683	37,561

Consolidated	1,206,074	1,197,975	1,207,898

Sales from the United States amounted to $2,306,416, $2,401,269 and $2,473,046 in 2001, 2002 and 2003, respectively. Shipments of domestically-produced products to customers outside the U. S. approximated eight percent of net sales in 2001, seven percent of net sales in 2002 and six percent of net sales in 2003.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

Cooper Tire & Rubber Company

     We have audited the accompanying consolidated balance sheets of Cooper Tire & Rubber Company as of December 31, 2002 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper Tire & Rubber Company at December 31, 2002 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in the “Goodwill and Intangibles” note to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.

/s/ Ernst & Young LLP

ERNST & YOUNG LLP

Toledo, Ohio

February 3, 2004

SELECTED QUARTERLY DATA	(Unaudited)
(Dollar amounts in thousands except per share amounts.)

	2002
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$812,977	$836,075	$839,277	$841,628
Gross profit	121,878	140,188	109,777	118,357
Net income	26,115	38,975	23,260	23,495
Basic earnings per share	0.36	0.53	0.32	0.32
Diluted earnings per share	0.36	0.52	0.31	0.32

Revenues from external customers:
Tire	$433,430	$413,639	$464,401	$457,588
Automotive	386,041	429,353	381,477	389,082
Eliminations and other	(6,494)	(6,917)	(6,601)	(5,042)

Net sales	$812,977	$836,075	$839,277	$841,628

Segment profit:
Tire	$43,392	$36,949	$27,367	$29,695
Automotive	21,425	44,062	27,424	24,562
Corporate	(4,023)	(1,641)	(25)	(791)

Operating profit	60,794	79,370	54,766	53,466
Interest expense	(20,001)	(18,570)	(18,718)	(18,298)
Other – net	659	1,065	873	1,791

Income before income taxes	$41,452	$61,865	$36,921	$36,959

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$794,827	$839,583	$913,236	$966,753
Gross profit	101,317	101,722	106,772	125,827
Net income	15,181	12,724	17,757	28,174
Basic earnings per share	0.21	0.17	0.24	0.38
Diluted earnings per share	0.21	0.17	0.24	0.38

Revenues from external customers:
Tire	$395,934	$431,723	$525,847	$519,369
Automotive	404,201	413,158	392,159	452,726
Eliminations and other	(5,308)	(5,298)	(4,770)	(5,342)

Net sales	$794,827	$839,583	$913,236	$966,753

Segment profit:
Tire	$16,315	$13,576	$33,591	$24,182
Automotive	23,127	25,661	10,732	36,199
Corporate	(1,338)	(2,061)	(811)	(2,043)

Operating profit	38,104	37,176	43,512	58,338
Interest expense	(16,716)	(18,391)	(16,752)	(16,077)
Other – net	2,519	910	984	503

Income before income taxes	$23,907	$19,695	$27,744	$42,764

COOPER TIRE & RUBBER COMPANY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2001, 2002 and 2003

Allowance	Balance at	Additions			Balance
for doubtful	Beginning	Charged	Business	Deductions	at End
accounts	of Year	To Income	Acquisitions	(a)	of Year
2001	$11,000,000	$6,008,949	$—	$3,850,419	$13,158,530

2002	$13,158,530	$5,536,389	$—	$4,375,537	$14,319,382

2003	$14,319,382	$43,454	$1,601,780	$3,395,146	$12,569,470

(a)	Accounts charged off during the year, net of recoveries of accounts previously charged off.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Pursuant to the requirements of the Sarbanes-Oxley Act, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, have evaluated, as of the end of the period covered by this annual report on Form 10-K, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) promulgated under the Securities Exchange Act of 1934, including its internal controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in identifying the information required to be disclosed in the Company’s periodic reports filed with the SEC, including this annual report on Form 10-K, and ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Company’s directors, corporate governance guidelines, Compensation Committee and Nominating and Governance Committee appears in the Company’s Proxy Statement dated March 12, 2004, which will be herein incorporated by reference. The names, ages, and all positions and offices held by all executive officers of the Company, as of the same date, are as follows:

Name	Age	Executive Office Held	Business Experience
Thomas A. Dattilo	52	Chairman of the Board, President and Chief Executive Officer and Director	Chairman of the Board and Chief Executive Officer since 2000. President since 1999 and Chief Operating Officer from 1999 to 2000. Director since 1999. Formerly with Dana Corporation, an automotive parts supplier, since 1977, having served as President, Sealing Products and previously in other senior management positions. Director of Harris Corporation.

Mark F. Armstrong	56	Vice President	Vice President since 2000. Executive Vice President Commercial Operations, Tire Group since 2001. President, North American Tire Division, Cooper Tire 2000. Vice President, Sales and Marketing, Cooper Tire from March through December 2000. Vice President, Sales, Tire Division from 1994 to 2000.

James E. Kline	62	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary since April 2003. Vice President from February to April 2003. Previously, Executive Vice President (real estate development) Cavista Corporation, an integrated real estate company, from 2000 through August 2001, and Vice President and General Counsel, Aeroquip-Vickers, Inc., a manufacturer of power and motion

Name	Age	Executive Office Held	Business Experience
			control and fluid conveyancing products, from 1989 to 1999.

James S. McElya	56	Vice President	Vice President since 2000. President, Cooper-Standard Automotive since May 2000. President, Global Fluid Systems Division, Cooper-Standard Automotive from January through May 2000. Previously, President of Siebe Automotive Worldwide from 1996 through 2000.

Harold C. Miller	51	Vice President	Vice President since March 2002. Formerly Vice President and General Manager, Eaton Fluid Power Hose and Plastic Operations, Eaton Corporation, an automotive and truck parts producer, from January through March 2002. Director, Finance and Planning, Eaton Fluid Power Automotive Operations from 2001 through 2002. General Manager, Eaton Aeroquip Global Hose Division from 1998 through 2001.

D. Richard Stephens	56	Vice President	Vice President since 2001. President, Cooper Tire since 2001. President, International Tire Division, Cooper Tire 2001. Vice President, Technical and Commercial Tire Operations, Cooper Tire from March 2000 to December 2000. Vice President, Technical from 1994 to 2000.

Philip G. Weaver	51	Vice President and Chief Financial Officer	Vice President and Chief Financial Officer since 1999. Tire Operations Vice President from 1994 through 1999.

Eileen B. White	53	Corporate Controller	Corporate Controller since 1997. Assistant Corporate Controller from 1994 to 1997.

Each such officer shall hold such office until a successor is selected and qualified.

AUDIT COMMITTEE

Information regarding the Audit Committee, including the identification of the Audit Committee members and the “audit committee financial expert,” appears in the Company’s Proxy Statement dated March 12, 2004, which will be herein incorporated by reference.

CODE OF ETHICS

Information regarding the Company’s code of business conduct and ethics appears in the Company’s Proxy Statement dated March 12, 2004, which will be herein incorporated by reference.

Item 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation appears in the Company’s Proxy Statement dated March 12, 2004, which will be herein incorporated by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management of the Company’s voting securities and equity securities appears in the Company’s Proxy Statement dated March 12, 2004, which will be herein incorporated by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2003 regarding the Company’s equity compensation plans, all of which have been approved by the Company’s security holders:

Number of securities
remaining available for
future issuance under
	Number of securities	Weighted-average	equity compensation
	to be issued upon	exercise price of	plans (excluding
	exercise of outstanding	outstanding options,	securities reflected
	options, warrants and rights	warrants and rights	in column (a))
Plan category	(a)	(b)	(c )
Equity compensation plans approved by stockholders	5,273,289	$16.57	3,868,429
Equity compensation plans not approved by stockholders	—	—	—

Total	5,273,289	$16.57	3,868,429

Additional information on equity compensation plans is contained in the “Stock-Based Compensation” note to the consolidated financial statements.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the Company’s independent auditor appears in the Company’s Proxy Statement dated March 12, 2004, which will be herein incorporated by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1. Consolidated Financial Statements

Page(s)
Reference
Consolidated Statements of Income for the years ended December 31, 2001, 2002 and 2003	25
Consolidated Balance Sheets at December 31, 2002 and 2003	26-27
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001, 2002 and 2003	28
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003	29
Notes to Consolidated Financial Statements	30-51
Report of Independent Auditors	52
Quarterly Financial Data (Unaudited)	53

     2. Financial Statement Schedule

Valuation and qualifying accounts – Allowance for doubtful accounts	54

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

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

Date: March 8, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
THOMAS A. DATTILO	Chairman of the Board,	March 8, 2004
President, Chief Executive
Officer and Director
(Principal Executive Officer)

PHILIP G. WEAVER	Vice President and Chief	March 8, 2004
Financial Officer
(Principal Financial Officer)

EILEEN B. WHITE	Corporate Controller	March 8, 2004
(Principal Accounting Officer)

ARTHUR H. ARONSON*	Director	March 8, 2004

LAURIE B. BREININGER*	Director	March 8, 2004

DENNIS J. GORMLEY*	Director	March 8, 2004

JOHN J. HOLLAND*	Director	March 8, 2004

JOHN F. MEIER*	Director	March 8, 2004

BYRON O. POND*	Director	March 8, 2004

JOHN H. SHUEY*	Director	March 8, 2004

RICHARD L. WAMBOLD*	Director	March 8, 2004

*By:	/s/ James E. Kline

JAMES E. KLINE, Attorney-in-fact

INDEX TO EXHIBITS

(3)	Certificate of Incorporation and Bylaws

(i)	Certificate of Incorporation, as restated and filed with the Secretary of State of Delaware on May 17, 1993, is incorporated herein by reference from Exhibit 3(i) of the Company’s Form 10-Q for the quarter ended June 30, 1993

Certificate of Correction of Restated Certificate of Incorporation as filed with the Secretary of State of Delaware on November 24, 1998 is incorporated by reference from Exhibit 3(i) of the Company’s Form 10-K for the year ended December 31, 1998

(ii)	Bylaws, as amended May 5, 1987, are incorporated herein by reference from Exhibit 19 of the Company’s Form 10-Q for the quarter ended June 30, 1987

(4)	(i)	Prospectus Supplement dated March 20, 1997 for the issuance of $200,000,000 notes is incorporated herein by reference from Form S-3 – Registration Statement No. 33-44159

(ii)	Amended and Restated Rights Agreement, dated May 11, 1998, between the Company and The Fifth Third Bank as Rights Agent is incorporated herein by reference from Exhibit 4 to the Company’s Form 8-K dated May 15, 1998

(iii)	Prospectus Supplement dated December 8, 1999 for the issuance of an aggregate $800,000,000 notes is incorporated herein by reference from Form S-3 – Registration Statement No. 333-89149

(10)	(i)	Employment Agreement dated as of June 6, 2000 between Cooper Tire & Rubber Company and James S. McElya is incorporated herein by reference from Exhibit (10)(iii) of the Company’s Form 10-Q for the quarter ended June 30, 2000 *

(ii)	Cooper Tire & Rubber Company Executive Financial Planning Assistance is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended September 30, 2000 *

(iii)	Amended and Restated Employment Agreement dated as of February 6, 2002 between Cooper Tire & Rubber Company and Thomas A. Dattilo is incorporated herein by reference from Exhibit (10)(ii) of the Company’s Form 10-K for the year ended December 31, 2001 *

(iv)	Employment Agreement dated as of June 6, 2000 between Cooper Tire & Rubber Company and Philip G. Weaver is incorporated herein by reference from Exhibit (10)(v) of the Company’s Form 10-K for the year ended December 31, 2001 *

(v)	Employment Agreement dated as of July 17, 2002, between Cooper Tire & Rubber Company and D. Richard Stephens incorporated herein by reference from Exhibit (10)(ii) of the Company’s Form 10-Q for the quarter ended September 30, 2002 *

(vi)	First Amendment to Amended and Restated Employment Agreement dated as of February 6, 2002 between Cooper Tire & Rubber Company and Thomas A. Dattilo is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended June 30, 2003 *

(vii)	Description of management contracts, compensatory plans, contracts, or arrangements will be herein incorporated by reference from the Company’s Proxy Statement dated March 12, 2004 *

(viii)	Credit Agreement dated as of September 1, 2000 by and among Cooper Tire & Rubber Company, a Delaware Corporation, and the Banks and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(i) of the Company’s Form 10-Q for the quarter ended March 31, 2001

(ix)	Amendment No. 1 to the Credit Agreement dated as of March 27, 2001 by and among Cooper Tire & Rubber Company, a Delaware Corporation, and the Banks and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(ii) of the Company’s Form 10-Q for the quarter ended March 31, 2001

(x)	Amendment No. 2 to the Credit Agreement dated as of August 30, 2001 among Cooper Tire & Rubber Company, a Delaware Corporation, and the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(i) of the Company’s Form 10-Q for the quarter ended September 30, 2001

(xi)	Amendment No. 3 to the Credit Agreement dated as of September 30, 2001 among Cooper Tire & Rubber Company, a Delaware Corporation, and the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(ii) of the Company’s Form 10-Q for the quarter ended September 30, 2001

(xii)	Amendment No. 4 to the Credit Agreement dated as of September 30, 2001 among Cooper Tire & Rubber Company, a Delaware Corporation, and the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(iii) of the Company’s Form 10-Q for the quarter ended September 30, 2001

(xiii)	Amendment No. 5 to the Credit Agreement dated as of December 21, 2001 among Cooper Tire & Rubber Company, a Delaware Corporation, and the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(xiii) of the Company’s Form 10-K for the year ended December 31, 2001

(xiv)	Amendment No. 6 of the Restated Credit Agreement dated as of August 29, 2002 by and among Cooper Tire & Rubber Company, a Delaware Corporation, and the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(i) of the Company’s Form 10-Q for the quarter ended September 30, 2002

(xv)	Amendment No. 7 to the Credit Agreement dated as of August 28, 2003 among Cooper Tire & Rubber Company, a Delaware Corporation, and the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended September 30, 2003

(xvi)	1986 Incentive Stock Option Plan is incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 21, 1986 *

(xvii)	1991 Stock Option Plan for Non-Employee Directors is incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 26, 1991 *

(xviii)	1996 Stock Option Plan is incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 26, 1996 *

(xix)	1998 Incentive Compensation Plan and 1998 Employee Stock Option Plan are incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 24, 1998 *

(xx)	1998 Non-Employee Directors Compensation Deferral Plan is incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 24, 1998 *

(xxi)	2001 Incentive Compensation Plan is incorporated herein by reference from the Appendix A to the Company’s Proxy Statement dated March 20, 2001 *

(xxii)	Executive Deferred Compensation Plan is incorporated herein by reference from Exhibit (10)(iv) of the Company’s Form 10-Q for the quarter ended September 30, 2001 *

(xxiii)	2002 Non-Employee Directors Stock Option Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated March 27, 2002 *

(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders

(21)	Subsidiaries of the Registrant

(23)	Consent of Independent Auditors

(24)	Power of Attorney

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a)/15d–14(a) of the Exchange Act

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a)/15d–14(a) of the Exchange Act

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Indicates management contracts or compensatory plans or arrangements.