Form 10-Q
period 2004-03-31
COOPER TIRE & RUBBER CO
filed 2004-05-03
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549
FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes (X)          No (  )

Number of shares of common stock of registrant outstanding
at April 23, 2004: 74,167,251

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per-share amounts)

	December 31,	March 31,
	2003	2004
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,426	$110,397
Accounts receivable, less allowances of $12,569 in 2003 and $13,115 in 2004	613,269	687,343
Inventories at lower of cost (last-in, first-out) or market:
Finished goods	158,416	187,080
Work in process	35,485	37,272
Raw materials and supplies	88,451	84,447

	282,352	308,799
Prepaid expenses, income taxes refundable and deferred income taxes	62,362	58,093

Total current assets	1,024,409	1,164,632
Property, plant and equipment:
Land and land improvements	54,104	54,371
Buildings	431,659	440,925
Machinery and equipment	1,898,791	1,908,981
Molds, cores and rings	178,692	183,616

	2,563,246	2,587,893
Less accumulated depreciation and amortization	1,355,348	1,396,911

Net property, plant and equipment	1,207,898	1,190,982
Goodwill	429,792	429,792
Intangibles, net of accumulated amortization of $20,642 in 2003 and $21,622 in 2004	47,634	46,561
Other assets	159,134	162,152

	$2,868,867	$2,994,119

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$2,770	$9,943
Accounts payable	267,224	297,699
Accrued liabilities	197,169	253,281
Income taxes	6,549	6,477
Current portion of long-term debt	3,015	3,397

Total current liabilities	476,727	570,797
Long-term debt	871,948	876,424
Postretirement benefits other than pensions	220,723	224,829
Other long-term liabilities	255,580	254,431
Deferred income taxes	13,500	18,435
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 85,268,000 shares issued in 2003 and in 2004	85,268	85,268
Capital in excess of par value	24,813	23,994
Retained earnings	1,226,999	1,242,970
Cumulative other comprehensive loss	(109,679)	(109,027)

	1,227,401	1,243,205
Less: 11,303,900 common shares in treasury at cost in 2003 and 11,153,549 in 2004	(197,012)	(194,002)

Total stockholders’ equity	1,030,389	1,049,203

	$2,868,867	$2,994,119

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2003 AND 2004
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2003	2004
Net sales	$794,827	$974,466
Cost of products sold	693,510	847,451

Gross profit	101,317	127,015

Selling, general and administrative	62,146	69,991
Restructuring	1,067	4,420

Operating profit	38,104	52,604

Interest expense	16,716	16,203
Other - net	(2,519)	(424)

Income before income taxes	23,907	36,825

Provision for income taxes	8,726	13,073

Net income	15,181	23,752

Other comprehensive income (loss):
Currency translation adjustment	4,913	(3,284)
Unrealized net gains (losses) on derivative instruments	(2,128)	3,936

Comprehensive income	$17,966	$24,404

Basic and diluted earnings per share	$0.21	$0.32

Weighted average number of shares outstanding (000’s):
Basic	73,560	74,049

Diluted	73,810	75,042

Dividends per share	$0.105	$0.105

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003 AND 2004
(UNAUDITED)
(Dollar amounts in thousands)

	2003	2004
Operating activities:
Net income	$15,181	$23,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44,104	46,885
Amortization of intangibles	936	1,108
Deferred income taxes	210	21
Changes in operating assets and liabilities:
Accounts receivable	(45,734)	(75,653)
Inventories	(34,780)	(26,451)
Prepaid expenses	23,523	(2,204)
Accounts payable	33,703	33,386
Accrued liabilities	10,243	63,526
Other liabilities	(4,021)	15,246

Net cash provided by operating activities	43,365	79,616
Investing activities:
Property, plant and equipment	(35,695)	(37,434)
Acquisition of business, net of cash acquired	(13,110)	—
Proceeds from the sale of assets	565	6,219

Net cash used in investing activities	(48,240)	(31,215)
Financing activities:
Issuance of debt	79,409	92,518
Payment on debt	(85,414)	(88,570)
Payment of dividends	(7,724)	(7,781)
Issuance of common shares	64	2,192

Net cash used in financing activities	(13,665)	(1,641)
Effects of exchange rate changes on cash	6,951	(2,789)

Changes in cash and cash equivalents	(11,589)	43,971
Cash and cash equivalents at beginning of period	44,748	66,426

Cash and cash equivalents at end of period	$33,159	$110,397

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per-share amounts)

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain amounts for the prior year have been reclassified to conform to 2004 presentations. As a result of the reclassification of foreign currency translation effects in the consolidated statement of cash flows for the three months ended March 31, 2003 net cash provided by operating activities decreased $1,127, net cash used in investing activities decreased $227, and net cash used in financing activities increased $9,618 compared to amounts previously published.

2.	The following table details information on the Company’s operating segments.

	Three months ended March 31
	2003	2004
Revenues from external customers:
Tire Group	$395,934	$485,110
Automotive Group	404,201	496,984
Eliminations	(5,308)	(7,628)

Net sales	$794,827	$974,466

Segment profit:
Tire Group	$16,315	$15,735
Automotive Group	23,127	39,132
Unallocated corporate charges and eliminations	(1,338)	(2,263)

Operating profit	38,104	52,604
Interest expense	16,716	16,203
Other – net	(2,519)	(424)

Income before income taxes	$23,907	$36,825

3.	The Company accounts for employee stock option plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” requires, if APB Opinion No. 25 is followed, disclosure of pro forma information regarding net income and earnings per share determined as if the Company accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2003	2004
Risk-free interest rate	1.8%	2.4%
Dividend yield	2.9%	2.1%
Expected volatility of the Company’s common stock	0.341	0.336
Expected life in years	5.9	5.9

The weighted-average fair value of options granted in February of 2003 and 2004 was $3.59 and $5.41, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The Company’s reported and pro forma financial results are as follows:

	Three months ended March 31
	2003	2004
Net income, as reported	$15,181	$23,752
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(716)	(528)

Pro forma net income	$14,465	$23,224

Basic and diluted earnings per share:
Reported	$0.21	$0.32
Pro forma	0.20	0.31

4.	The following table discloses the amount of net periodic benefit costs for the three months ended March 31, 2003 and 2004 for the Company’s defined benefit plans and other postretirement benefits:

			Other
	Pension Benefits		Postretirement Benefits
	2003	2004	2003	2004
Components of net periodic benefit cost:
Service cost	6,722	$8,063	1,792	$2,035
Interest cost	15,388	16,688	5,173	5,398
Expected return on plan assets	(15,688)	(18,746)	—	—
Amortization of transition obligation	119	(9)	—	—
Amortization of prior service cost	896	800	270	4
Recognized actuarial loss	4,324	4,490	890	1,289

Net periodic benefit cost	$11,761	$11,286	$8,125	$8,726

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

5.	The Company has three accruals for employee separation costs. The Tire segment had an accrual of $300 at December 31, 2003 for employee severance costs related to a reorganization of management in 2003. All employees affected by this reorganization have left the Company and are being paid their severance package in accordance with the terms of their separation. At March 31, 2004, almost all payments have been made for this initiative.

The Automotive segment had an accrual of $700 at December 31, 2003 for employee severance costs related to the closure of a plastics manufacturing facility in Cleveland, OH. This closure is now expected to affect approximately 95 hourly and salaried employees and 62 employees have been terminated as of March 31, 2004. This initiative is scheduled to be completed in the third quarter of 2004. During the quarter, the segment recorded $125 in employee severance costs for this plant closure and cash payments of $25 were made.

The Automotive segment also had an accrual of $2,600 at December 31, 2003 for employee severance costs related to the closure of two manufacturing facilities in the United Kingdom. This initiative is now projected to affect approximately 537 hourly and salaried employees. The segment has targeted the second quarter of 2005 for the completion of this initiative. During the quarter, $2,000 of severance costs were recorded representing amounts to be paid to employees upon their termination that are being recorded over the remaining work life of the employees. As of March 31, 2004, 91 employees have been terminated in conjunction with this initiative. Cash payments of $800 were made during the quarter.

The following table summarizes the activity for these initiatives since December 31, 2003:

Employee
Separation
Costs
Accrual at 12/31/03	$3,600
Severance costs accrued	2,125
Cash payments	(1,125)

Accrual at 3/31/04	$4,600

The restructuring costs of $4,420 included in the Consolidated Statement of Income for the three months ended March 31, 2004 include employee separation costs from the initiatives described above of $2,125 and severance costs of $875 at other European locations. Fixed asset write-offs of $300 were recorded in conjunction with the United Kingdom plant closures and $1,100 of other restructuring costs were recorded for the Cleveland and United Kingdom initiatives. These costs, which are expensed as incurred, are for transfer of product lines and personnel and for the training costs associated with the movement of production from one manufacturing location to another.

6.	The Tire segment provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates. The following table summarizes the activity in the Tire segment’s product warranty liabilities since December 31, 2003:

Reserve at December 31, 2003	$22,642
Additions	1,513
Payments	(1,634)

Reserve at March 31, 2004	$22,521

7.	The Company has provided a guarantee of a portion of the bank loans made to its joint venture with Nishikawa Rubber Company. In 2003, the joint venture entered into an additional bank loan with the joint venture partners each guaranteeing an equal portion of the amount borrowed. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” guarantees meeting the characteristics described in the Interpretation are required to be recorded at fair value. As of March 31, 2004 the Company has recorded a $36 liability related to the guarantee of this debt with a corresponding increase to the carrying value of its investment in the joint venture. The Company’s maximum exposure under the two guarantee arrangements at March 31, 2004 was approximately $5,000.

8.	The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases, in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000. After reviewing all such proceedings known at the time of this filing, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings, in excess of amounts currently reserved, are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations. Product liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past. The Company is aggressively managing its product liability costs.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presents information related to the consolidated results of operations of the Company, including the impact of restructuring costs on the Company’s results, a discussion of the past results and future outlook of each of the Company’s segments, and information concerning both the liquidity and capital resources of the Company. An important qualification regarding the “forward-looking statements” made in this discussion is then presented.

On March 24, 2004 the Company announced its intention to explore the possibility of a sale of its Cooper-Standard Automotive Group. If this process results in a sale, the Company may use the net proceeds to reduce debt, invest in its tire operations, return capital to stockholders, repurchase shares, or a combination of the foregoing. In the opinion of management, the criteria of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requiring the recording of the segment’s financial results, asset and liabilities as held for sale in the Company’s financial statements do not apply as of the date of this filing. Accordingly, the financial statements and MD&A of Financial Condition and Results of Operations contained in this quarterly report reflect the inclusion of the Automotive segment.

Consolidated Results of Operations

(Dollar amounts in millions except per share amounts)

	Three months ended March 31
	2003	% Change	2004
Revenues:
Tire Group	$395.9	22.5%	$485.1
Automotive Group	404.2	23.0	497.0
Eliminations	(5.3)	43.4	(7.6)

Net sales	$794.8	22.6%	$974.5

Segment profit:
Tire Group	$16.3	-3.7%	$15.7
Automotive Group	23.1	69.3	39.1
Unallocated corporate charges and eliminations	(1.3)	69.2	(2.2)

Operating profit	38.1	38.1	52.6
Interest expense	16.7	-3.0	16.2
Other income — net	(2.5)	-84.0	(0.4)

Income before income taxes	23.9	54.0	36.8
Provision for income taxes	8.7	50.6	13.1

Net income	$15.2	55.9%	$23.7

Basic earnings per share	$0.21	52.4%	$0.32

Diluted earnings per share	$0.21	52.4%	$0.32

Consolidated net sales for the three-month period ended March 31, 2004 were $180 million higher than for the comparable period one year ago. Both operating segments experienced a 23 percent increase in net sales with favorable foreign currency translation contributing approximately $39 million to the increase. Net sales were reduced by $11 million in price adjustments granted to certain OEM customers. Operating profit in the first quarter of 2004 increased by $13 million from the operating profit reported for first quarter of 2003. Operating profit in the Automotive segment increased $16 million as the positive impacts of Lean cost savings initiatives, net new business, higher vehicle builds in North America and Europe (particularly on the platforms for which the Company has content), and favorable foreign currency translation exceeded other cost increases. In the Tire segment higher costs for raw materials, product liability, marketing programs related to higher sales levels and price increases and advertising experienced during the first quarter of 2004 offset the impact of the net sales increase and were the cause of the lower operating profit.

Selling, general, and administrative expenses were $70 million in the first quarter of 2004 (7.2 percent of net sales) compared to $62 million (7.8 percent of net sales) in the same period in 2003. Increased advertising costs associated with an expanded program and the timing of the costs related with that program and incentive-based compensation were responsible for the increase.

The Company experienced significant increases in the costs of certain of its principal raw materials during the first quarter of 2004 compared with the levels experienced during the first quarter of 2003. The principal raw materials for the Tire segment include synthetic rubber, carbon black, natural rubber, chemicals and reinforcement components. The principal raw materials for the Automotive segment include fabricated metal-based components, synthetic rubber, carbon black and natural rubber. The Company manages the procurement of its raw materials to assure supply and to obtain the most favorable pricing. For natural rubber, procurement is managed by buying forward of production requirements and by buying in the spot market. For metal-based components, procurement is managed through long-term supply contracts. For other principal materials, procurement arrangements include multi-year supply agreements that may contain formula-based pricing based on commodity indices. These arrangements provide quantities needed to satisfy normal manufacturing demands. The increase in the cost of natural rubber was the most significant driver of higher raw material costs during the first quarter of 2004, increasing approximately 44 percent from the levels of the first quarter of 2003. The price and availability of components fabricated from steel, including automotive fabricated metal-based components and tire cord and bead components, are being adversely impacted by scarcity of supply. During the first quarter of 2004, the Company was successful in its efforts to maintain the pricing contained in its steel-component supplier contracts. However, to ensure supply it has paid certain temporary surcharges for its steel components. No interruption of the supply of components fabricated from steel has been experienced or is expected.

Interest expense decreased $500,000 in the first quarter of 2004 from the first quarter of 2003 reflecting lower interest rates and higher amounts of interest capitalized.

Other – net decreased by $2 million in the first quarter of 2004 compared to 2003. The decrease is due to foreign currency losses reported in 2004 compared to foreign currency gains reported in 2003 and operating losses reported by joint ventures in 2004 compared to operating gains reported in 2003.

The Company’s effective income tax rate for the first quarter of 2004 was 35.5 percent, lower than the 2003 rate of 36.5 percent. This decrease is due to the impact of additional tax credits, global tax planning and the mix of earnings by entity across foreign and domestic jurisdictions.

Restructuring

The Company has recorded restructuring expenses related to two initiatives in the Automotive segment. In 2003, the Automotive segment announced the closure of the plastics manufacturing facility in Cleveland. This closure is expected to affect 95 hourly and salaried employees and the segment has targeted the third quarter of 2004 for completion of this initiative. The segment also announced, in 2003, the closure of two manufacturing facilities in the United Kingdom. Those closures will affect approximately 537 hourly and salaried employees and the second quarter of 2005 is the target date for their completion. Other restructuring expenses recorded in 2004 relate to severance costs incurred in other locations and costs incurred during the transfer of product lines from one manufacturing location to another.

Additional information related to these restructuring initiatives appears in note five to the consolidated financial statements.

Tire Segment

	Three months ended March 31
(Dollar amounts in millions)	2003	Change %	2004
Sales	$395.9	22.5%	$485.1
Operating profit	$16.3	-3.7%	$15.7
United States unit sales changes:
Passenger tires
Company		6.3%
RMA members		6.3%
Light truck tires
Company		22.1%
RMA members		11.0%
Total light vehicle tires
Company		8.9%
RMA members		6.9%
Total segment unit sales changes		11.5%

Overview

Shipments of passenger car and light truck tire replacement units in the United States market by members of the Rubber Manufacturers Association (“RMA”), a group comprised of the largest eleven tire companies in the world including the segment, and which accounted for over 90 percent of the total United States tire market in recent years, increased approximately 6.9 percent in the first quarter of 2004 from shipment levels in the first quarter of 2003. Passenger tire unit shipments, which account for over 80 percent of the combined passenger and light truck tire markets, increased by 6.3 percent while light truck tire unit shipments increased by approximately 11.0 percent. The replacement tire market in the United States was weak throughout the first five months of 2003 but started to strengthen in June, and remained strong for the rest of the year.

Sales

Sales of the Tire segment increased $89 million in the first quarter of 2004 from levels in 2003. Of this increase approximately $8 million was attributable to favorable foreign currency translation. Tire unit sales were up 11.5 percent from the 2003 first quarter period. Better economic conditions and new product offerings of high performance, sport utility vehicle and light truck tires contributed to the increased unit tire sales. The segment recorded increased sales in the retail channel and increased sales of its proprietary, brand name tires. In addition to the impact of the unit sales increase, sales for the segment benefited from the price increases implemented in October 2003 and February of 2004 which approximated $16 million. Sales from the segment’s acquisition of Mickey Thompson Performance Tires & Wheels, completed in March 2003, increased sales by approximately $7 million.

In the United States, the segment’s unit sales of passenger and light truck tires increased by six percent and 22 percent, respectively, in the first quarter of 2004 compared to the first quarter of 2003. The increase in light truck tire units outpaced the RMA increase of 11 percent in the quarter and the increase passenger tire units equaled the RMA increase.

Sales of the segment’s international operations increased $15 million, or nearly 30 percent, in the first three months of 2004 from the comparable period of 2003. Approximately $8 million of the increase was attributable to the foreign exchange impact of a weakened United States dollar in relation to the British pound. The remaining sales growth resulted from the addition of new accounts and increased sales volumes in established distribution channels.

Operating Profit

Segment operating profit in the first quarter of 2004 decreased $.6 million from the first quarter of 2003. Higher raw material costs ($18 million), increases in products liability costs ($9 million), increased marketing program costs associated with the higher sales revenues ($7 million), and increased advertising costs associated with an expanded program and the timing of the costs associated with that program ($4 million) during the quarter more than offset the improvements generated by two price increases implemented since October of 2003 and improved customer and product mix ($18 million), and higher unit sales ($19 million). Savings generated by Lean initiatives ($10 million) offset other manufacturing cost increases.

Outlook

The Company is optimistic the remaining quarters of 2004 will continue to show strong sales improvement over the comparable quarters of 2003. An increase in overall consumer confidence, the continuing economic recovery, and continuing evidence of a return to a more typical consumer demand for replacement tires following an extended period of sluggishness in the replacement tire industry provide reason for optimism. In addition, significant customer commitments, which began coming online in the fourth quarter of 2003 and are expected to reach full ramp-up in 2004, will also contribute to continued sales growth. Continued market share gains by the segment’s house brands and increased volumes for its high performance products are expected to contribute to 2004 sales.

The Company believes the Tire segment’s operating profit levels will continue to improve due not only to higher sales volumes and the implementation of recently announced price increases, but also due to the favorable impact of improved product and customer mix, improvements in operating efficiencies and manufacturing capacity, and the cost reductions generated through its lean manufacturing initiatives. Raw material prices are proving very difficult to predict accurately. The recent market scarcity of steel for the segment’s tire cord and bead components is a concern and is being actively managed, although no interruption of supply has been experienced. The Company believes raw material costs will be approximately eight percent higher on average in the second quarter of 2004 than in the second quarter of 2003. In March, the Company announced a price increase of up to five percent to be effective in June 2004.

The segment has announced plant expansions at all four of its domestic tire manufacturing facilities. The segment also continues to pursue opportunities for expansion in Asia through joint ventures and other forms of alliance, as well as through existing contract manufacturing arrangements. The segment currently has a manufacturing supply agreement with an Asian manufacturer to provide opening-price point passenger tires from China for distribution in the European market. In addition, the segment is working to implement its plans to transfer its radial medium truck tire production to China through contract manufacturing arrangements which will make domestic production capacity available for production of larger light truck tires and other higher-margin products. The segment has reduced its expectation for the units available from its contract manufacturing arrangement in 2004 and is now expecting to source approximately one million tires through its various Asian manufacturing initiatives compared to the approximately 700,000 tires it sourced from China in 2003. The domestic plant expansions and inventory management initiatives will compensate for those units originally expected to be sourced from Asia. The domestic plant expansions, Asian opportunities and inventory management initiatives are important to the segment’s ability to profitably provide tire products to its customers in North America and around the world.

In the wake of the Firestone recall announced in 2000, the tire industry and the Company have experienced a significantly higher level of product liability litigation. Effective April 1, 2003, the Company established a new excess liability insurance program. The new program covers the Company’s product liability claims occurring on or after April 1, 2003 and is occurrence-based insurance coverage which includes an increased per claim retention limit, increased policy limits, and the establishment of a captive insurance company. Premium costs for insurance coverage in excess of the self-insured amounts for the policy year are $10.3 million higher than under the previous program while coverage increased by $35 million. Product liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past. The Company is aggressively managing its product liability costs.

Automotive Segment

		Change
(Dollar amounts in millions)	2003	%	2004
Sales	$404.2	23.0%	$497.0
Operating profit	$23.1	69.3%	$39.1
Annualized vehicle build (millions)
North America	15.9	1.3%	16.1
Europe	19.5	1.5%	19.8
Sales to U.S.-based OEMs	79%		81%

Overview

The Company’s Automotive segment serves automotive original equipment manufacturers (“OEMs”) throughout the world. Light vehicle production in both North America and Europe increased slightly in the first quarter of 2004 when compared to the first quarter of 2003 as consumer demand for new vehicles remained relatively strong.

Pricing pressure on the U.S.-based OEMs, as evidenced by the zero percent financing and record high rebates offered since late 2001, increased pension and other retirement-related costs, and the impact of global overcapacity have reduced the overall profitability of the industry, and have resulted in continued pressure on suppliers for price concessions.

In spite of these industry conditions, the segment has improved its profitability 69 percent by emphasizing continuous improvement, Lean manufacturing and cost reduction initiatives, execution of restructuring initiatives and implementing the sourcing of components and product from low-cost Asian manufacturers.

In May 2003, the Company increased its ownership position in Jin Young Standard of South Korea from 49 percent to 90 percent and changed the name of the operations to Cooper-Standard Automotive Korea, Inc. The segment is working closely with its Korean subsidiary to expand its business with the Korean OEMs, who have increased their share of the global automobile market in recent years.

Sales

Sales for the Automotive segment were $93 million higher in the first quarter of 2004 compared with 2003. Sales increases in North America of $60 million were the result of net new business, higher production levels and the impact of favorable foreign currency translation offset by price concessions. In the segment’s international operations, a sales increase of $33 million is attributable to the favorable impact of foreign currency translation, the inclusion of the sales of Cooper-Standard Automotive Korea, Inc. for the first quarter of 2004, higher production levels and net new business.

Operating Profit

Operating profit in the first quarter of 2004 for the segment was $16 million higher than the operating profit reported in the first quarter of 2003. Operating margins were 2.2 percentage points higher than in 2004. The positive impacts of Lean savings ($20 million), net new business ($13 million), higher production levels ($9 million) and favorable foreign currency translation ($4 million) were offset by increased price concessions ($11 million), increases in manufacturing costs not related to volume ($5 million), higher raw material costs ($5 million), higher selling, general and administrative costs and benefit costs ($5 million), higher restructuring costs ($4 million), and other items.

The segment’s North American operations were more profitable in the first quarter of 2004 than in the comparable 2003 period. Lean savings, net new business, higher production levels and favorable foreign currency translation more than offset price concessions, raw material increases, increased manufacturing costs and increased selling, general and administrative costs and benefit costs.

The segment’s business outside of North America was also more profitable in the 2004 first quarter than in the first quarter of 2003. This improvement was due to the impact of Lean savings, favorable foreign currency translation and higher production levels which exceeded price concessions.

Outlook

Sales for the Automotive segment are expected to increase in the remaining periods of 2004 from the levels achieved in the comparable 2003 periods due to higher production volumes, the ramp-up of new business launched in 2003 and more favorable foreign currency translation. The performance of the segment in 2004 may differ substantially from the segment’s present expectations if light vehicle production is significantly higher or lower than is presently forecasted. The segment is currently projecting that light vehicle production in 2004 in North America, where approximately 70 percent of the segment’s sales occurred in the first quarter, will be 16.1 million vehicles, an increase from the 15.9 million units produced in 2003. European production levels in 2004 are expected to increase to 19.8 million units from the 19.5 million units produced in 2003. Light vehicle production in South America is expected to increase to nearly 2.2 million vehicles in 2004 from 1.9 million vehicles produced in 2003.

The potential for shortages and escalating costs in the near future of steel for automotive components is a concern to the segment due to the recent allocation of supply by the steel and steel rod manufacturers. The Company is working with its suppliers to ensure adequate supply of steel-based raw materials to support its manufacturing operations and no interruption of supply has been experienced.

The competitive conditions in the global automotive industry continue to result in pressure on the segment to reduce the pricing for its products. The continued ability of the segment to maintain or improve its financial returns is dependent upon increasing its sales and reducing its costs to a level sufficient to offset the impact of price concessions.

Certain divisions of the segment are being affected by competition from imports from lower-cost production facilities, principally in Korea and China. The segment plans to meet this challenge with a combination of North American cost reductions and its own Asian sourcing. Certain component materials are currently being sourced from Asian manufacturers and the segment expects to increase its sourcing volumes during 2004. The segment is also working diligently to achieve production and sales agreements in China to service the rapidly-expanding Chinese market. The segment is working closely with its Korean subsidiary to expand its business with the Korean OEMs.

The segment’s operations in Europe continue to place additional business in its lower-cost facilities in Poland and the Czech Republic. Doing so is part of the segment’s plan to continue the profitability improvements manifested by the segment’s European operations in recent years and to position the segment for continued growth in Eastern Europe.

On March 24, 2004, the Company announced it is exploring the possibility of a sale of its Automotive group. The Company is continuing to pursue this initiative. The segment is continuing its operations as usual by seeking new business, developing new products and filling customer orders as needed to maintain the expected level of customer service.

Liquidity and Capital Resources

Generation and uses of cash — Net cash provided by operating activities was $80 million in the first three months of 2004, an increase of $37 million from the $43 million generated in the first three months of 2003, in part due to an $11 million increase in net income after adjustments for non-cash items. Changes in operating assets and liabilities resulted in the generation of $8 million in cash in 2004 versus a use of $17 million in 2003. This change results primarily from the timing of payrolls and higher product liability accruals which were offset by increases in accounts receivable. The higher accounts receivable balances are due to increased sales.

Net cash used in investing activities during the first quarter of 2004 reflects capital expenditures of $37 million, which are comparable to $36 million in the first quarter of 2003. In 2004, approximately $6 million was generated related to the sale of the Automotive segment’s former headquarters facility in Dearborn, Michigan. During the first quarter of 2003, the Company acquired Max-Trac Tire Co., Inc., known as Mickey Thompson Performance Tires & Wheels, for $13 million.

The Company’s financing activities during the first three months of 2004 reflect additional net short-term borrowings. Dividends paid on the Company’s common shares in the first quarter of 2004 and 2003 were approximately $8 million.

Available credit facilities – The Company has a revolving credit facility with a consortium of eleven banks that provides up to $175 million in credit facilities until August 31, 2008 and an additional $175 million in credit facilities until August 28, 2004. The Company has the option to convert any outstanding loans under the short-term commitment into a one-year term loan. The Company generally renegotiates the short-term portion of its credit facility each year. The credit facilities support the issuance of commercial paper.

As of March 31, 2004 the Company was in compliance with the financial covenants contained in its credit agreements. At that date, the ratio of total indebtedness to total capitalization was 46.6 percent, under the definitions contained in the agreements, and the fixed charge coverage ratio was 2.26 times. The Company anticipates that it will remain in compliance with these covenants in 2004, based upon its business forecast for the year which includes the results of the Automotive segment. There were no changes in the Company’s long and short-term debt ratings during the quarter. However, Standard & Poor’s placed its credit ratings for the Company on “credit watch with negative implications” following the announcement of the exploration of the possibility of a sale of Cooper-Standard Automotive. If a downgrade in its credit ratings were to occur, the Company believes it would continue to have access to the credit markets, although at higher borrowing costs than is presently the case.

Available cash and contractual commitments — The Company anticipates cash flows from operations in 2004 will exceed the Company’s projected capital expenditures and dividends goals, even if business levels for the year are lower than presently forecast. The Company expects to begin investing in China during 2004. At March 31, 2004 the Company had cash of $110 million and could borrow, under its credit agreement with its bank group and other bank lines, up to an additional $357 million without violating the financial covenants contained in its credit agreements.

Contingencies

The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are product liability cases, in which individuals involved in vehicle accidents allege damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000. After reviewing all of such proceedings known at the time of this filing, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings, in excess of amounts currently reserved, are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations. Product liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past. The Company is aggressively managing its product liability costs.

Forward-Looking Statements

This report contains what the Company believes are “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding projections, expectations or matters that the Company anticipates may happen with respect to the future performance of the industries in which the Company operates, the economies of the United States and other countries, or the performance of the Company itself, which involve uncertainty and risk. Such “forward-looking statements” are generally, though not always, preceded by words such as “anticipates,” “expects,” “believes,” “projects,” “intends,” “plans,” “estimates,” and similar terms that connote a view to the future and are not merely recitations of historical fact. Such statements are made solely on the basis of the Company’s current views and perceptions of future events, and there can be no assurance that such statements will prove to be true. It is possible that actual results may differ materially from those projections or expectations due to a variety of factors, including but not limited to:

•	changes in economic and business conditions in the world, especially the continuation of the global tensions and risks of further terrorist incidents that currently exist;

•	increased competitive activity, including the inability of the Tire segment to obtain and maintain price increases to offset higher production or material costs;

•	the failure to achieve expected sales levels;

•	consolidation among the Company’s competitors and customers;

•	technology advancements;

•	unexpected costs and charges, including those associated with new vehicle launches;

•	fluctuations in raw material and energy prices, including those of steel, crude petroleum and natural gas, and the unavailability of such raw materials or energy sources;

•	changes in interest and foreign exchange rates;

•	increased pension expense resulting from investment performance of the Company’s pension plan assets and changes in discount rate, salary increase rate, and expected return on plan assets assumptions;

•	government regulatory initiatives, including the proposed and final regulations under the TREAD Act;

•	the cyclical nature and overall health of the global automotive industry, and the impact of the inability of the Company’s customers to meet their sales and production goals;

•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons;

•	the impact of labor problems, including a strike brought against the Company or against one or more of its large customers;

•	litigation brought against the Company;

•	an adverse change in the Company’s credit ratings, which could increase its borrowing costs and/or hamper its access to the credit markets;

•	the impact of the disposition of Cooper-Standard Automotive;

•	the inability of either segment to execute the cost reduction/Asian strategies outlined by each for the coming year;

•	the impact of reductions in the insurance program covering the principal risks to the Company, and

•	other unanticipated events and conditions.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at March 31, 2004 from those detailed in the Company’s Annual Report on Form 10-K filed with the U. S. Securities and Exchange Commission (“SEC”) for the year ended December 31, 2003.

Item 4. CONTROLS AND PROCEDURES

Pursuant to the requirements of The Sarbanes-Oxley Act, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, have evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) promulgated under the Securities Exchange Act of 1934, including its internal controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in identifying the information required to be disclosed in the Company’s periodic reports filed with the SEC, including this quarterly report on Form 10-Q, and ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases, in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000. After reviewing all such proceedings known at the time of this filing, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings, in excess of amounts currently reserved, are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations.

Item 6(a). EXHIBITS

(10) (i)	First Amendment to Employment Agreement dated as of February 4, 2004 between Cooper Tire & Rubber Company and Duane R. Stephens.

(10) (ii)	First Amendment to Employment Agreement dated as of February 4, 2004 between Cooper Tire & Rubber Company and James S. McElya.

(31.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 6(b). REPORTS ON FORM 8-K

A Form 8-K was filed on March 24, 2004 related to the exploration of a possible sale of the Cooper-Standard Automotive Group.

A Form 8-K was filed on April 15, 2004 related to expected first quarter 2004 earnings.

A Form 8-K was filed on April 22, 2004 related to the release of the Company’s first quarter 2004 earnings.

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

May 3, 2004

     (Date)