Form 10-Q
period 2004-06-30
COOPER TIRE & RUBBER CO
filed 2004-08-09
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549
FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes (X) No (  )

Number of shares of common stock of registrant outstanding
at June 30, 2004: 74,815,758

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per-share amounts)

	December 31,	June 30,
	2003	2004
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,426	$29,279
Accounts receivable, less allowances of $12,569 in 2003 and $12,625 in 2004	613,269	674,245
Inventories at lower of cost (last-in,first-out) or market:
Finished goods	158,416	202,748
Work in process	35,485	35,645
Raw materials and supplies	88,451	94,688

	282,352	333,081
Prepaid expenses, income taxes refundable and deferred income taxes	62,362	70,628

Total current assets	1,024,409	1,107,233
Property, plant and equipment:
Land and land improvements	54,104	54,138
Buildings	431,659	440,024
Machinery and equipment	1,898,791	1,929,260
Molds, cores and rings	178,692	189,330

	2,563,246	2,612,752
Less accumulated depreciation and amortization	1,355,348	1,428,925

Net property, plant and equipment	1,207,898	1,183,827
Goodwill	429,792	429,792
Intangibles, net of accumulated amortization of $20,642 in 2003 and $22,631 in 2004	47,634	45,515
Other assets	159,134	159,295

	$2,868,867	$2,925,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$2,770	$27,012
Accounts payable	267,224	272,531
Accrued liabilities	197,169	258,323
Income taxes	6,549	9,593
Current portion of long-term debt	3,015	2,831

Total current liabilities	476,727	570,290
Long-term debt	871,948	776,997
Postretirement benefits other than pensions	220,723	225,363
Other long-term liabilities	255,580	254,525
Deferred income taxes	13,500	20,826
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 85,268,000 shares issued in 2003 and and in 2004	85,268	85,268
Capital in excess of par value	24,813	20,186
Retained earnings	1,226,999	1,268,578
Cumulative other comprehensive loss	(109,679)	(116,349)

	1,227,401	1,257,683
Less: 11,303,900 common shares in treasury in 2003 and 10,452,242 in 2004 at cost	(197,012)	(180,022)

Total stockholders’ equity	1,030,389	1,077,661

	$2,868,867	$2,925,662

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2003 AND 2004
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2003	2004
Net sales	$839,583	$991,754
Cost of products sold	737,861	848,625

Gross profit	101,722	143,129
Selling, general and administrative	61,659	70,170
Restructuring	2,887	5,181

Operating profit	37,176	67,778
Interest expense	18,391	16,934
Other — net	(910)	(993)

Income before income taxes	19,695	51,837
Provision for income taxes	6,971	18,402

Net income	12,724	33,435
Other comprehensive income (loss):
Currency translation adjustment	20,773	(8,520)
Unrealized net gains (losses) on derivative instruments	(1,957)	1,198

Comprehensive income	$31,540	$26,113

Basic earnings per share	$0.17	$0.45

Diluted earnings per share	$0.17	$0.44

Weighted average number of shares outstanding (000’s):
Basic	73,602	74,432

Diluted	73,923	75,444

Dividends per share	$0.105	$0.105

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2003 AND 2004
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2003	2004
Net sales	$1,634,410	$1,966,220
Cost of products sold	1,431,371	1,696,076

Gross profit	203,039	270,144
Selling, general and administrative	123,805	140,161
Restructuring	3,954	9,601

Operating profit	75,280	120,382
Interest expense	35,107	33,137
Other — net	(3,429)	(1,417)

Income before income taxes	43,602	88,662
Provision for income taxes	15,697	31,475

Net income	27,905	57,187
Other comprehensive income (loss):
Currency translation adjustment	25,686	(11,804)
Unrealized net gains (losses) on derivative instruments	(4,085)	5,134

Comprehensive income	$49,506	$50,517

Basic earnings per share	$0.38	$0.77

Diluted earnings per share	$0.38	$0.76

Weighted average number of shares outstanding (000’s):
Basic	73,581	74,241

Diluted	73,866	75,243

Dividends per share	$0.210	$0.210

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 AND 2004
(UNAUDITED)
(Dollar amounts in thousands)

	2003	2004
Operating activities:
Net income	$27,905	$57,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	88,842	92,582
Amortization of intangibles	2,225	2,194
Deferred income taxes	340	659
Changes in operating assets and liabilities:
Accounts receivable	(106,634)	(66,959)
Inventories	(36,454)	(52,525)
Prepaid expenses	16,477	(14,839)
Accounts payable	8,849	14,388
Accrued liabilities	14,556	76,824
Other liabilities	(11,986)	25,575

Net cash provided by operating activities	4,120	135,086
Investing activities:
Property, plant and equipment	(72,854)	(83,713)
Acquisition of business, net of cash acquired	(13,110)	—
Proceeds from the sale of assets	2,599	8,668

Net cash used in investing activities	(83,365)	(75,045)
Financing activities:
Issuance of debt	205,386	152,118
Payment on debt	(145,391)	(237,166)
Payment of dividends	(15,448)	(15,607)
Issuance of common shares	1,892	12,363

Net cash provided by (used in) financing activities	46,439	(88,292)
Effects of exchange rate changes on cash	10,938	(8,896)

Changes in cash and cash equivalents	(21,868)	(37,147)
Cash and cash equivalents at beginning of period	44,748	66,426

Cash and cash equivalents at end of period	$22,880	$29,279

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per-share amounts)

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

Certain amounts for the prior year have been reclassified to conform to 2004 presentations. As a result of the reclassification of $17,709 of foreign currency translation effects in the consolidated statement of cash flows for the six months ended June 30, 2003, net cash provided by operating activities decreased $22,627, net cash used in investing activities decreased $703, and net cash used in financing activities increased $4,215 compared to amounts previously published.

2.	The following table details information on the Company’s operating segments.

	Three months ended		Six months ended
	June 30		June 30
	2003	2004	2003	2004
Revenues from external customers:
Tire Group	$431,723	$514,600	$827,657	$999,710
Automotive Group	413,158	484,970	817,359	981,954
Eliminations	(5,298)	(7,816)	(10,606)	(15,444)

Net sales	$839,583	$991,754	$1,634,410	$1,966,220

Segment profit:
Tire Group	$13,576	$26,403	$29,891	$42,138
Automotive Group	25,661	44,024	48,788	83,156
Unallocated corporate charges and eliminations	(2,061)	(2,649)	(3,399)	(4,912)

Operating profit	37,176	67,778	75,280	120,382
Interest expense	18,391	16,934	35,107	33,137
Other – net	(910)	(993)	(3,429)	(1,417)

Income before income taxes	$19,695	$51,837	$43,602	$88,662

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

The weighted-average fair value of options granted in 2003 and 2004 was $3.59 and $5.42, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The Company’s reported and pro forma financial results are as follows:

	Three months ended		Six months ended
	June 30		June 30
	2003	2004	2003	2004
Net income, as reported	$12,724	$33,435	$27,905	$57,187
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(611)	(500)	(1,327)	(1,028)

Pro forma net income	$12,113	$32,935	$26,578	$56,159

Basic earnings per share:
Reported	$0.17	$0.45	$0.38	$0.77
Pro forma	0.16	0.44	0.36	0.76
Diluted earnings per share:
Reported	$0.17	$0.44	$0.38	$0.76
Pro forma	0.16	0.44	0.36	0.75

4.	The following table discloses the amount of net periodic benefit costs for the six months ended June 30, 2003 and 2004 for the Company’s defined benefit plans and other postretirement benefits:

	Pension Benefits
	Three months ended June 30		Six months ended June 30
	2003	2004	2003	2004
Components of net periodic benefit cost:
Service cost	6,723	$8,027	13,445	$16,090
Interest cost	15,387	16,601	30,775	33,288
Expected return on plan assets	(15,688)	(18,661)	(31,376)	(37,407)
Amortization of transition obligation	119	(9)	238	(18)
Amortization of prior service cost	896	797	1,792	1,598
Recognized actuarial loss	4,323	4,478	8,647	8,968

Net periodic benefit cost	$11,760	$11,233	$23,521	$22,519

	Other Postretirement Benefits
	Three months ended June 30		Six months ended June 30
	2003	2004	2003	2004
Components of net periodic benefit cost:
Service cost	1,793	$2,033	3,585	$4,068
Interest cost	5,173	5,395	10,346	10,793
Amortization of prior service cost	270	3	540	7
Recognized actuarial loss	890	1,288	1,780	2,577

Net periodic benefit cost	$8,126	$8,719	$16,251	$17,445

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted in December 2003. The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company’s measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost for the three and six months ended June 30, 2004 do not reflect the impacts of the Act because the Company is not yet able to determine such impacts until adequate guidance is available from the Centers for Medicare and Medicare Services.

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (“the Act”). This FSP provides accounting and disclosure guidance for employers who sponsor postretirement health care plans that provide drug benefits. The Company is currently evaluating the impact of the FSP on its financial reporting and disclosures.

Preliminary Medicare reform regulations were issued in draft form late in July for comment before October 4, 2004. Due to their complexity, acknowledged open issues and late timing, the Company has not yet determined their potential effect.

In accordance with the deferral provided by FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” any measures of the APBO or net periodic postretirement benefit cost in the consolidated financial statements or accompanying notes do not reflect the effects of the Act on the plan. The Company will measure postretirement benefit costs in accordance with the legislation when more specific guidance on the accounting for the federal subsidy is available.

5.	The Company has two accruals for employee separation costs with balances at June 30, 2004. The Tire segment had an accrual of $300 at December 31, 2003 for employee severance costs related to a reorganization of management in 2003. All employees affected by this reorganization have left the Company and are being paid their severance package in accordance with the terms of their separation. At June 30, 2004, all payments have been made for this initiative and there is no balance in the accrual.

The Automotive segment had an accrual of $700 at December 31, 2003 for employee severance costs related to the closure of a plastics manufacturing facility in Cleveland, OH. This initiative was a partial closure of this facility and was expected to affect approximately 101 hourly and salaried employees and 87 employees have been terminated as of June 30, 2004. Late in the second quarter, the segment announced this facility would be totally closed and an additional 88 employees would be affected. The cost of this combined initiative will be approximately $4,000 and is scheduled to be completed by the end of 2004. During the first six months, the segment recorded $225 in employee severance costs for this plant closure and cash payments of $125 were made. Total expense incurred for this initiative through June 30, 2004 is approximately $3,100.

The Automotive segment also had an accrual of $2,600 at December 31, 2003 for employee severance costs related to the closure of two manufacturing facilities in the United Kingdom. This initiative, with a total cost of approximately $18,900, is projected to affect approximately 515 hourly and salaried employees. The segment expects to complete this initiative before the end of 2004. During the first six months of 2004, $3,600 of severance costs were recorded representing amounts to be paid to employees upon their termination that are being recorded over the remaining work life of the employees. As of June 30, 2004, 194 employees have been terminated in conjunction with this initiative. Cash payments of $2,000 were made during the first six months of the year. Total expense incurred for this initiative through June 30, 2004 is approximately $12,100.

The following table summarizes the activity for these initiatives since December 31, 2003:

Employee
Separation
Costs
Accrual at 12/31/03	$3,600
Severance costs accrued	3,825
Cash payments	(2,425)

Accrual at 6/30/04	$5,000

The restructuring costs of $5,200 included in the Consolidated Statement of Income for the three months ended June 30, 2004 include employee separation costs from the initiatives described above of $1,700 and severance costs of $700 at other European locations. Fixed asset write-offs of $300 were recorded in conjunction with the United Kingdom plant closures and $1,800 of other restructuring costs were recorded for the Cleveland and United Kingdom initiatives. These costs, which are expensed as incurred, are for transfer of product lines and personnel and for the training costs associated with the movement of production from one manufacturing location to another. During the second quarter, the Tire segment recorded $700 related to the disposal of assets as part of a consolidation of pre-cure retread operations.

Restructuring costs of $9,600 included in the Consolidated Statement of Income for the six months ended June 30, 2004 consist of $3,825 of employee separation costs related to the Automotive initiatives described above and $1,575 of severance costs at other European locations. Fixed asset write-offs and disposals for this period total $1,300 and other restructuring costs of $2,900 were also recorded.

6.	The Tire segment provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates. The following table summarizes the activity in the Tire segment’s product warranty liabilities since December 31, 2003:

Reserve at December 31, 2003	$22,642
Additions	2,028
Payments	(2,904)

Reserve at June 30, 2004	$21,766

7.	The Company has provided a guarantee of a portion of the bank loans made to its joint venture with Nishikawa Rubber Company. In 2003, the joint venture entered into an additional bank loan, maturing in 2008, with the joint venture partners each guaranteeing an equal portion of the amount borrowed. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” guarantees meeting the characteristics described in the Interpretation are required to be recorded at fair value. As of June 30, 2004 the Company has recorded a $36 liability related to the guarantee of this debt with a corresponding increase to the carrying value of its investment in the joint venture. The Company’s maximum exposure under the two guarantee arrangements at June 30, 2004 was approximately $4,500.

8.	The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases, in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000.

The Company accrues costs for products liability at the time a loss is probable and the amount of loss can be estimated. During the quarter ended June 30, 2004, the Company refined the specific criteria against which to evaluate claims. The Company believes the probability of loss can be established and the amount of loss can be estimated only after certain minimum information is available, including verification that Company-produced products were involved in the incident giving rise to the claim, the condition of the product purported to be involved in the claim, the nature of the incident giving rise to the claim, and the extent of the purported injury or damages. In cases where such information is known, each products liability claim is evaluated based on its specific facts and circumstances. A judgment is then made, taking into account the views of counsel and other relevant factors, to determine the requirement for establishment or revision of an accrual for any potential liability. In most cases, the liability cannot be determined with precision until the claim is resolved. Pursuant to applicable accounting rules, the Company accrues the minimum liability for each known claim when the estimated outcome is a range of possible loss and no one amount within that range is more likely than another. No specific accrual is made for individual unasserted claims or for asserted claims where the minimum information needed to evaluate the probability of a liability is not yet known. However, a general accrual for such claims based, in part, on historical trends is maintained. The total cost of resolution of such claims, or increase in reserves resulting from greater knowledge of specific facts and circumstances related to such claims, could have a greater impact on the consolidated results of operations and financial position of the Company in future periods and, in some periods, could be material.

The products liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves, and legal costs incurred in defending claims against the Company offset by recoveries of legal fees. The Company is entitled to reimbursement under insurance contracts in place for periods ending prior to April 1, 2003 of legal fees expensed in prior periods based on events occurring in the those periods. During the three-month periods ended June 30, 2003 and 2004, products liability expense totaled $7,400 and $10,600, respectively. For the six-month periods ended June 30, 2003 and 2004, products liability expense totaled $15,400 and $27,700, respectively. The 2004 six-month period included six months under the new program which was initiated on April 1, 2003. The new program includes occurrence-based insurance coverage with an increased per claim retention limit, increased policy limits, and the establishment of a captive insurance company. Premium costs for insurance coverage in excess of the self-insured amounts for the first policy year were $10,300 higher than under the previous program, the per claim retention limit increased $13,300 and the aggregate retention limit was eliminated, while excess liability coverage increased by $35,000. The program was renewed effective April 1, 2004 with a two percent increase in insurance premiums cost. Recoveries of legal fees were $8,400 and $2,600, respectively, in the three months ended June 30, 2003 and 2004 and $9,000 and $5,500, respectively, in the six months ended June 30, 2003 and 2004. Policies applicable to claims occurring on April 1, 2003 and thereafter do not provide for recovery of legal fees.

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

On March 24, 2004 the Company announced its intention to explore the possibility of a sale of its Cooper-Standard Automotive Group. If this process results in a sale, the Company may use the net proceeds to reduce debt, invest in its tire operations, return capital to stockholders, repurchase shares, or a combination of the foregoing. In the opinion of management, the criteria of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requiring the recording of the segment’s financial results, asset and liabilities as held for sale in the Company’s financial statements do not apply as of the date of this filing. Accordingly, the financial statements and MD&A of Liquidity and Capital Resources and Results of Operations contained in this quarterly report reflect the inclusion of the Automotive segment.

Consolidated Results of Operations

(Dollar amounts in millions except per share amounts)

	Three months ended June 30			Six months ended June 30
	2003	% Change	2004	2003	% Change	2004
Revenues:
Tire Group	$431.7	19.2	$514.6	$827.6	20.8	$999.7
Automotive Group	413.2	17.4	485.0	817.4	20.1	982.0
Eliminations	(5.3)	47.2	(7.8)	(10.6)	46.2	(15.5)

Net sales	$839.6	18.1	$991.8	$1,634.4	20.3	$1,966.2

Segment profit:
Tire Group	$13.6	94.1	$26.4	$29.9	40.8	$42.1
Automotive Group	25.7	71.2	44.0	48.8	70.5	83.2
Unallocated corporate charges and eliminations	(2.1)	23.8	(2.6)	(3.4)	44.1	(4.9)

Operating profit	37.2	82.3	67.8	75.3	59.9	120.4
Interest expense	18.4	-8.2	16.9	35.1	-5.7	33.1
Other income — net	(0.9)	0.0	(0.9)	(3.4)	-58.8	(1.4)

Income before income taxes	19.7	162.9	51.8	43.6	103.4	88.7
Provision for income taxes	7.0	162.9	18.4	15.7	100.6	31.5

Net income	$12.7	163.0	$33.4	$27.9	105.0	$57.2

Basic earnings per share	$0.17	164.7	$0.45	$0.38	102.6	$0.77

Diluted earnings per share	$0.17	158.8	$0.44	$0.38	100.0	$0.76

Consolidated net sales for the three-month period ended June 30, 2004 were $152 million higher than for the comparable period one year ago. Net sales for the Tire segment increased $83 million with favorable foreign currency translation contributing approximately $7 million to the increase. The Automotive segment increased net sales by $72 million with favorable foreign currency contributing $11 million. Net sales were reduced by $10 million in price adjustments granted to certain OEM customers. Operating profit in the second quarter of 2004 increased by $31 million from the operating profit reported for second quarter of 2003. Operating profit in the Tire segment increased $13 million as a result of improved pricing, higher sales volumes, improved customer and product mix, and cost savings from Lean initiatives. Higher raw material, advertising, marketing and product liability costs partially offset these impacts. Operating profit in the Automotive segment increased $18 million as the positive impacts of Lean cost savings initiatives, net new business and higher vehicle builds in North America and Europe (particularly on the platforms for which the Company has content) exceeded increases in raw material and restructuring costs and price adjustments.

Consolidated net sales for the six-month period ended June 30, 2004 were $332 million higher than for the comparable period one year ago. Net sales for the Tire segment increased $172 million with favorable foreign currency translation contributing approximately $15 million to the increase. The Automotive segment increased net sales by $165 million with favorable foreign currency contributing $43 million. Net sales were reduced by $19 million in price adjustments granted to certain OEM customers. Operating profit in the first six months of 2004 increased by $45 million from the operating profit reported for the first six months of 2003. Operating profit in the Tire segment increased $12 million as a result of improved pricing, higher sales volumes, improved customer and product mix, and cost savings from Lean initiatives which more than offset higher raw material, advertising, marketing and product liability costs. Operating profit in the Automotive segment increased $34 million as the positive impacts of Lean cost savings initiatives, net new business and higher vehicle builds in

North America and Europe (particularly on the platforms for which the Company has content) exceeded raw material, price adjustments and restructuring cost increases.

The Company experienced significant increases in the costs of certain of its principal raw materials during the second quarter and the first six months of 2004 compared with the levels experienced during the comparable periods of 2003. The principal raw materials for the Tire segment include synthetic rubber, carbon black, natural rubber, chemicals and reinforcement components. The principal raw materials for the Automotive segment include fabricated metal-based components, synthetic rubber, carbon black and natural rubber. The Company manages the procurement of its raw materials to assure supply and to obtain the most favorable pricing. For natural rubber, procurement is managed by buying forward of production requirements and by buying in the spot market. For metal-based components, procurement is managed through long-term supply contracts. For other principal materials, procurement arrangements include multi-year supply agreements that may contain formula-based pricing based on commodity indices. These arrangements provide quantities needed to satisfy normal manufacturing demands. The increase in the cost of natural rubber was the most significant driver of higher raw material costs during both the second quarter and the first six months of 2004, increasing approximately 34 percent and 38 percent, respectively, from the levels of the comparable periods of 2003. The price and availability of components fabricated from steel, including automotive fabricated metal-based components and tire cord and bead components, are being adversely impacted by scarcity of supply. Since March 2004, the Company has paid temporary surcharges for its steel components in excess of the pricing contained in its steel-component supplier contracts to ensure supply. No interruption of the supply of components fabricated from steel has been experienced. The magnitude of the surcharges increased during the second quarter and is anticipated to continue to escalate at least through the third quarter of 2004.

Selling, general, and administrative expenses were $70 million in the second quarter of 2004 (7.1 percent of net sales) compared to $62 million (7.3 percent of net sales) in the same period in 2003. Increased costs associated with an expanded advertising program, and the timing of those costs, and incentive-based compensation were responsible for the increase. For the first six months of 2004, selling, general, and administrative costs were $140 million (7.1 percent of net sales) compared to $124 million (7.6 percent of net sales) in the comparable period of 2003 with the same factors contributing to the increase.

Interest expense decreased more than $1 million in the second quarter of 2004 from the second quarter of 2003 and decreased $2 million during the first six months of 2004 compared to the first six months of 2003 reflecting lower interest rates and lower debt levels.

Other income – net during the second quarter of 2004 is comparable to the second quarter of 2003. Changes in gain (loss) in foreign currency offset improvements in operating income from joint ventures. For the six months ended June 30, 2004, Other income – net decreased $2 million from the first six months of 2003 due to foreign currency losses reported in 2004 compared to foreign currency gains reported in 2003.

The Company’s effective income tax rate for the second quarter and first six months of 2004 was 35.5 percent, equal to the second quarter rate in 2003 and less than the 36.0 percent rate reported for the six month period in 2003. This decrease is due to the impact of additional tax credits, global tax planning and the mix of earnings by entity across foreign and domestic jurisdictions.

Restructuring

The Company has restructuring accruals related to two initiatives in the Automotive segment. In 2003, the Automotive segment announced the closure of the plastics manufacturing facility in Cleveland. This closure is expected to affect 101 hourly and salaried employees and the segment has targeted the third quarter of 2004 for completion of this initiative. The segment also announced, in 2003, the closure of two manufacturing facilities in the United Kingdom. Those closures will affect approximately 515 hourly and salaried employees and the second quarter of 2005 is the target date for their completion. Other restructuring expenses recorded in 2004 relate to severance costs incurred in other locations and costs incurred during the transfer of product lines from one manufacturing location to another.

Additional information related to these restructuring initiatives appears in note five to the consolidated financial statements.

Tire Segment

	Three months ended June 30			Six months ended June 30
(Dollar amounts in millions)	2003	Change %	2004	2003	Change %	2004
Sales	$431.7	19.2%	$514.6	$827.7	20.8%	$999.7
Operating profit	$13.6	94.1%	$26.4	$29.9	40.8%	$42.1
United States unit sales changes:
Passenger tires
Company		6.7%			6.5%
RMA members		4.9%			5.5%
Light truck tires
Company		26.3%			24.2%
RMA members		7.2%			9.1%
Total light vehicle tires
Company		9.8%			9.3%
RMA members		5.2%			6.0%
Total segment unit sales changes		9.0%			10.3%

Overview

Shipments of passenger car and light truck tire replacement units in the United States market by members of the Rubber Manufacturers Association (“RMA”), a group comprised of the largest eleven tire companies in the world including the segment, and which accounted for over 90 percent of the total United States tire market in recent years, increased approximately 5.2 percent in the second quarter of 2004 from shipment levels in the second quarter of 2003. Passenger tire unit shipments, which account for over 80 percent of the combined passenger and light truck tire markets, increased by 4.9 percent while light truck tire unit shipments increased by approximately 7.2 percent.

For the first six months of 2004, shipments of passenger and light truck tire replacement units increased 6.0 percent from the first six months of 2003. Passenger tire shipments increased 5.5 percent while light truck tire shipments increased 9.1 percent. The replacement tire market in the United States was weak throughout the first five months of 2003 but started to strengthen in June, and remained strong for the rest of the year.

Sales

Sales of the Tire segment increased $83 million in the second quarter of 2004 from levels in 2003. Of this increase, approximately $7 million was attributable to favorable foreign currency translation. Tire unit sales were up 9.0 percent from the 2003 second quarter period. Better economic conditions and new product offerings of high performance, sport utility vehicle and light truck tires contributed to the increased unit tire sales. The segment recorded increased sales in the distributor and retail channels and increased sales of its proprietary, brand name tires. In addition to the impact of the unit sales increase, sales for the segment benefited from the price increases implemented in October 2003 and February and June of 2004.

In the United States, the segment’s unit sales of passenger and light truck tires increased by 6.7 percent and 26.3 percent, respectively, in the second quarter of 2004 compared to the second quarter of 2003. These increases outpaced the RMA increases in these product categories.

Sales of the segment’s international operations increased $10 million, or 19 percent, in the second quarter of 2004 from the comparable period of 2003. Approximately $7 million of the increase was attributable to the foreign exchange impact of a weakened United States dollar in relation to the British pound. The remaining sales growth resulted from the addition of new accounts and increased sales volumes in established distribution channels and sales growth of new product offerings in the performance lines of tires.

Sales of the Tire segment increased $172 million during the first six months of 2004 from levels in 2003 due to the same factors cited above for improvement during the second quarter. Of this increase approximately $15 million was attributable to favorable foreign currency translation. Tire unit sales were up 10.3 percent from the 2003 six-month period. Sales from the segment’s acquisition of Mickey Thompson Performance Tires & Wheels, completed in March 2003, increased sales by approximately $7 million.

In the United States, the segment’s unit sales of passenger and light truck tires increased by 6.5 percent and 24.2 percent, respectively, during the first six months of 2004 compared to the first six months of 2003. The increases in both passenger and light truck tire units outpaced the RMA increases.

Sales of the segment’s international operations increased $25 million, or nearly 25 percent, in the first six months of 2004 from the comparable period of 2003. Approximately $15 million of the increase was attributable to the foreign exchange impact of a weakened United States dollar in relation to the British pound. The remaining sales growth resulted from the addition of new accounts and increased sales volumes in established distribution channels.

Operating Profit

Segment operating profit in the second quarter of 2004 increased $13 million from the second quarter of 2003. Higher sales ($15 million), the impact of price increases ($14 million), improved customer and product mix ($13 million) and savings generated by Lean initiatives ($12 million) increased operating profit during the quarter. Higher raw material costs ($16 million), increased marketing program costs associated with the higher sales revenues ($9 million), increased advertising costs associated with an expanded program and the timing of the costs associated with that program ($8 million), increases in products liability costs ($3 million), and increased other operating costs ($5 million) lowered operating profit.

For the first six months of 2004, operating profit increased $12 million over the comparable period of 2003. Higher sales ($30 million), the impact of price increases ($32 million), improved customer and product mix ($13 million) and savings generated by Lean initiatives ($22 million) more than offset higher raw material costs ($34 million), increased marketing costs associated with the higher sales revenue ($12 million), increased advertising costs ($12 million), increased product liability costs ($12 million) and increased other operating costs ($15 million).

Outlook

The Company is optimistic that the remaining quarters of 2004 will continue to show strong sales improvement over the comparable quarters of 2003. Increasing consumer confidence, the continuing economic recovery, and continuing evidence of a return to a more typical consumer demand for replacement tires following an extended period of sluggishness in the replacement tire industry provide reason for optimism. In addition, significant customer commitments, which began to come online in the fourth quarter of 2003 and are expected to reach full ramp-up in 2004, will also contribute to continued sales growth. Continued market share gains by the segment’s house brands and increased volumes for its high performance products are expected to contribute to 2004 sales.

The Company believes the Tire segment’s operating profit levels will continue to improve due not only to higher sales volumes and the implementation of recently announced price increases, but also due to the favorable impact of improved product and customer mix, improvements in operating efficiencies and manufacturing capacity, and the cost reductions generated through its lean manufacturing initiatives. Raw material prices continue to be very difficult to predict accurately. The recent market scarcity of steel for the segment’s tire cord and bead components continues to be is a concern and is being actively managed, although no interruption of supply has been experienced. The Company believes raw material costs will be approximately five percent higher on average in the third quarter of 2004 than in the second quarter of 2004.

The segment has plant expansions underway at all four of its domestic tire manufacturing facilities and continues to pursue opportunities for expansion in Asia through joint ventures and other forms of alliance, as well as through existing contract manufacturing arrangements. The segment currently has manufacturing supply agreements with two Asian manufacturers to provide opening-price point passenger tires from China for distribution in the European and North American markets. In addition, the segment is working to implement its plans to transfer its radial medium truck tire production to China through contract manufacturing arrangements which will make domestic production capacity available for production of larger light truck tires and other higher-margin products. The timing of the transfer of radial medium truck tires has lagged expectations and as a result, total deliveries for the year will be less than previously anticipated. The domestic plant expansions and inventory management initiatives will compensate for the units originally expected to be sourced from Asia. The domestic plant expansions, Asian opportunities and inventory management initiatives are important to the segment’s ability to profitably provide tire products to its customers in North America and around the world.

In the wake of the Firestone recall announced in 2000, the tire industry and the Company have experienced a significantly higher level of product liability litigation. Effective April 1, 2003, the Company established a new excess liability insurance program. The new program covers the Company’s product liability claims occurring on or after April 1, 2003 and is occurrence-based insurance coverage which includes an increased per claim retention limit, increased policy limits, and the establishment of a captive insurance company. Premium costs for insurance coverage in excess of the self-insured amounts for the first policy year were $10.3 million higher than under the previous program, the per claim retention limit increased $13.3 million and the aggregate retention limit was eliminated, while excess liability coverage increased by $35 million. The program was renewed effective April 1, 2004 with a two percent increase in insurance premiums cost. It is possible product liability costs may fluctuate from period to period in the future and that such costs could have a greater impact on the consolidated results of operations and financial position of the Company in future periods than in the past and, in some periods, could be material. The Company is aggressively managing its product liability costs.

Automotive Segment

	Three months ended June 30			Six months ended June 30
	Change			Change
	2003	%	2004	2003	%	2004
(Dollar amounts in millions)
Sales	$413.2	17.4%	$485.0	$817.4	20.1%	$982.0
Operating profit	$25.7	71.2%	$44.0	$48.8	70.5%	$83.2
Annualized vehicle build (millions)
North America				15.9	1.3%	16.1
Europe				19.5	3.1%	20.1
Sales to U.S.-based OEMs	79%		76%	79%		79%

Overview

The Company’s Automotive segment serves automotive original equipment manufacturers (“OEMs”) throughout the world. Light vehicle production in both North America and Europe increased slightly in the second quarter of 2004 when compared to the second quarter of 2003 as consumer demand for new vehicles remained relatively strong. Light vehicle production in North America increased slightly in the first six months of 2004 over the comparable period one year ago, while European production increased four percent.

Market share pressure on the U.S.-based OEMs, as evidenced by the pricing environment of zero percent financing and record high rebates offered since late 2001, increased pension and other retirement-related costs, and the impact of global overcapacity have reduced the overall profitability of the industry, and have resulted in continued pressure on suppliers for price concessions.

In spite of these industry conditions, the segment has improved its profitability in both the second quarter and the first six months of 2004 by emphasizing continuous improvement, Lean manufacturing and cost reduction initiatives, execution of restructuring initiatives and implementing the sourcing of components and product from low-cost Asian manufacturers.

In May 2003, the Company increased its ownership position in Jin Young Standard of South Korea from 49 percent to 90 percent and changed the name of the operations to Cooper-Standard Automotive Korea, Inc. The segment is working closely with its Korean subsidiary to expand its business with the Korean OEMs, who have increased their share of the global automobile market in recent years.

Sales

Sales for the Automotive segment increased $72 million in the second quarter of 2004 compared to the second quarter of 2003. Sales increases in North America of $44 million for the quarter were the result of net new business, higher production levels and the impact of favorable foreign currency translation offset by price concessions. In the segment’s international operations, a sales increase of $28 million is attributable to the favorable impact of foreign currency translation, the inclusion of the sales of Cooper-Standard Automotive Korea, Inc. for the second quarter of 2004, higher production levels and net new business.

The Automotive segment’s sales for the first six months of 2004 increased $165 million over the comparable 2003 period. Sales increases in North America of $104 million for the six-month period were the result of net new business, the impact of favorable foreign currency translation and higher production levels offset by price concessions. In the segment’s international operations, a sales increase of $61 million is attributable to the same factors cited above to explain the second quarter increase.

Operating Profit

Operating profit in the second quarter of 2004 for the segment was $18 million higher than the operating profit reported in the second quarter of 2003. Operating margins were 2.9 percentage points higher than in 2003. The positive impacts of Lean savings ($22 million), net new business ($21 million) and higher production levels ($4 million) were offset by higher raw material costs ($16 million), increased price concessions ($8 million), higher restructuring costs ($3 million) and increases in other operating costs.

The segment’s operations in both North America and around the world were more profitable in the second quarter of 2004 than in the comparable 2003 period. This improvement resulted from net new business, lean savings, and higher production levels which more than offset raw material increases, price concessions, and other increased operating costs.

Operating profit in the first six months of 2004 for the segment was $34 million higher than the operating profit reported in the comparable period of 2003. Operating margins were 2.5 percentage points higher than in 2003. The positive impacts of Lean savings ($42 million), net new business ($34 million), higher production levels ($13 million) and favorable foreign currency translation ($5 million) were offset by higher raw material costs ($21 million), increased price concessions ($19 million), increased manufacturing costs not related to volume ($9 million), higher restructuring costs ($7 million), higher selling, general and administrative and benefit costs ($4 million) and increase in other operating costs.

Outlook

Sales for the Automotive segment are expected to be comparable to 2003 levels during the remaining periods of 2004 due to stable production volumes, the ramp-up of new business launched in 2003 and 2004 and more favorable foreign currency translation. The performance of the segment in 2004 may differ substantially from the segment’s present expectations if light vehicle production is significantly higher or lower than is presently forecasted. The segment is currently projecting that light vehicle production in 2004 in North America, where approximately 70 percent of the segment’s sales occurred in the first six months, will be 16.1 million vehicles, an increase from the 15.9 million units produced in 2003. European production levels in 2004 are expected to increase to 20.1 million units from the 19.5 million units produced in 2003. Light vehicle production in South America is expected to increase to nearly 2.2 million vehicles in 2004 from 1.9 million vehicles produced in 2003.

The potential for continuing shortages and escalating costs in the near future of steel for automotive components is a concern to the segment due to the ongoing allocation of supply by the steel and steel rod manufacturers. The Company continues to work with its suppliers to ensure adequate supply of steel-based raw materials to support its manufacturing operations and no interruption of supply has been experienced.

The competitive conditions in the global automotive industry continue to result in pressure on the segment to reduce the pricing for its products. The continued ability of the segment to maintain or improve its financial returns is dependent upon increasing its sales and reducing its costs to a level sufficient to offset the impact of price concessions.

Certain divisions of the segment are being affected by competition from imports from lower-cost production facilities, principally in Korea and China. The segment plans to meet this challenge with a combination of North American cost reductions and its own Asian sourcing. Certain component materials are currently being sourced from Asian manufacturers and the segment expects to increase its sourcing volumes during 2004. The segment is working closely with its Korean subsidiary to expand its business with the Korean OEMs. In July 2004, the segment entered into a joint-venture agreement with China-based Saiyang Sealing Products to manufacture and sell automotive sealing products in China under the name Cooper Saiyang Wuhu Automotive. The venture has secured business with two Chinese OEMs. The segment is continuing to work diligently to establish production and sales organizations in China for NVH and fluid systems products to service both the rapidly-expanding Chinese market and the North American market.

The segment’s operations in Europe continue to place additional business in its lower-cost facilities in Poland and the Czech Republic. In May 2004, the segment completed the expansion of its sealing systems facility in Poland, more than doubling the size of its original scale. The segment’s investments in these facilities is part of its plan to continue the profitability improvements manifested by its European operations in recent years and to position the segment for continued growth in Eastern Europe.

On March 24, 2004, the Company announced it is exploring the possibility of a sale of its Automotive group. The Company is continuing to pursue this initiative. The segment is continuing its operations as usual by seeking new business, developing new products and filling customer orders as needed to maintain the expected level of customer service.

Liquidity and Capital Resources

Generation and uses of cash — Net cash provided by operating activities was $135 million in the first six months of 2004, an increase of $131 million from the $4 million generated in the first six months of 2003. Net income after adjustments for non-cash items increased $33 million. Changes in operating assets and liabilities resulted in the use of $17 million in cash in 2004 versus the use of $115 million in 2003. This change results primarily from the timing of payrolls and higher accruals for benefits and advertising. Accounts receivable balances in 2003 increased partly due to changes in payment patterns of certain Tire segment customers and the extended payment terms of a certain Automotive OEM customer. No additional impact of these changes appears in 2004 and accounts receivable balances did not increase as much in 2004 even with the higher net sales.

Net cash used in investing activities during the first six months of 2004 reflects capital expenditures of $84 million, up $11 million from the comparable period in 2003. In 2004, approximately $6 million was generated related to the sale of the Automotive segment’s former headquarters facility in Dearborn, Michigan. During the first six months of 2003, the Company acquired Max-Trac Tire Co., Inc., known as Mickey Thompson Performance Tires & Wheels, for $13 million. In the second quarter of 2003, the Company increased its ownership percentage of Jin Young Standard, Inc., a Korean automotive sealing and plastic parts company, from 49 percent to 90 percent and renamed the company Cooper-Standard Automotive Korea. The Company converted $2.5 million of debt into equity and entered into a note requiring the payment of an additional $.5 million in cash to other shareholders.

The Company’s financing activities during the first six months of 2004 reflect the early payment of $90 million under a variable rate facility that was due in 2006. The issuance of common shares from the exercise of stock options generated $12 million during the first six months of 2004. Dividends paid on the Company’s common shares in the first six months of 2004 and 2003 were comparable.

Available credit facilities – On June 30, 2004, the Company extended its revolving credit facility with a consortium of eleven banks (“the Agreement”) by an additional one year that provides up to $175 million in credit facilities until August 31, 2008 and an additional $175 million in credit facilities until August 28, 2004. The Company has the option to convert any outstanding loans under the short-term commitment into a one-year term loan. The Company generally renegotiates the short-term portion of its credit facility each year. The credit facilities support the issuance of commercial paper.

Also on June 30, 2004, the credit facility was restated and amended. Pursuant to the amendment, the ratio of income before fixed charges and income taxes to fixed charges (the “fixed charge coverage ratio”) was eliminated and replaced by an interest coverage ratio. This ratio (consolidated earnings before interest, taxes, depreciation and amortization divided by consolidated net interest expense) is required to be maintained at a minimum of 3.0 times by the Company. The amendment also changed the computation of the ratio of total debt to total capitalization to consolidated net indebtedness to consolidated capitalization. Consolidated net indebtedness is indebtedness measured in accordance with generally accepted accounting principles in the United States reduced by cash and eligible short term investments in excess of $30 million. The Company is required to maintain this ratio below 55 percent.

As of June 30, 2004 the Company was in compliance with the financial covenants contained in its credit agreements. At that date, the percentage of consolidated net indebtedness to consolidated capitalization was 43.2 percent and the interest coverage ratio was 6.7 times. The Company anticipates that it will remain in compliance with these covenants in 2004, based upon its business forecast for the year which includes the results of the Automotive segment. There were no changes in the Company’s long and short-term debt ratings during the quarter. However, Standard & Poor’s placed its credit ratings for the Company on “credit watch with negative implications” in March 2004 following the announcement of the exploration of the possibility of a sale of Cooper-Standard Automotive. If a downgrade in its credit ratings were to occur, the Company believes it would continue to have access to the credit markets, although at higher borrowing costs than is presently the case.

Available cash and contractual commitments — The Company anticipates cash flows from operations in 2004 will exceed the Company’s projected capital expenditures and dividends goals, even if business levels for the year are lower than presently forecast. The Company has begun to make investments in China during the third quarter of 2004. At June 30, 2004 the Company had cash of $29 million and could borrow, under its credit agreement with its bank group and other bank lines, up to an additional $332 million without violating the financial covenants contained in its credit agreements.

Contingencies

The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are product liability cases, in which individuals involved in vehicle accidents allege damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000. After reviewing all of such proceedings known at the time of this filing, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings, in excess of amounts currently reserved, are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations. As a result of the changes in the Company’s insurance program effective April 1, 2003, product liability costs could have a greater impact on the consolidated results of operations and financial position of the Company in future periods than in the past and, in some periods, could be material. The Company is aggressively managing its product liability costs.

Forward-Looking Statements

This report contains what the Company believes are “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding projections, expectations or matters that the Company anticipates may happen with respect to the future performance of the industries in which the Company operates, the economies of the United States and other countries, or the performance of the Company itself, which involve uncertainty and risk. Such “forward-looking statements” are generally, though not always, preceded by words such as “anticipates,” “expects,” “believes,” “projects,” “intends,” “plans,” “estimates,” and similar terms that connote a view to the future and are not merely recitations of historical fact. Such statements are made solely on the basis of the Company’s current views and perceptions of future events, and there can be no assurance that such statements will prove to be true. It is possible that actual results may differ materially from those projections or expectations due to a variety of factors, including but not limited to:

•	changes in economic and business conditions in the world, especially the continuation of the global tensions and risks of further terrorist incidents that currently exist;
•	increased competitive activity, including the inability of the Tire segment to obtain and maintain price increases to offset higher production or material costs;
•	the failure to achieve expected sales levels;
•	consolidation among the Company’s competitors and customers;
•	technology advancements;
•	unexpected costs and charges, including those associated with new vehicle launches;
•	fluctuations in raw material and energy prices, including those of steel, crude petroleum and natural gas and the unavailability of such raw materials or energy sources;
•	changes in interest and foreign exchange rates;
•	increased pension expense resulting from investment performance of the Company’s pension plan assets and changes in discount rate, salary increase rate, and expected return on plan assets assumptions;
•	government regulatory initiatives, including the proposed and final regulations under the TREAD Act;
•	the cyclical nature and overall health of the global automotive industry, and the impact of the inability of the Company’s customers to meet their sales and production goals;
•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons;
•	the impact of labor problems, including a strike brought against the Company or against one or more of its large customers;
•	litigation brought against the Company;
•	an adverse change in the Company’s credit ratings, which could increase its borrowing costs and/or hamper its access to the credit markets;
•	the impact of the disposition of Cooper-Standard Automotive, if completed;
•	the inability of either segment to execute the cost reduction/Asian strategies outlined by each for the coming year; and
•	the impact of reductions in the insurance program covering the principal risks to the Company, and other unanticipated events and conditions.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at June 30, 2004 from those detailed in the Company’s Annual Report on Form 10-K filed with the U. S. Securities and Exchange Commission (“SEC”) for the year ended December 31, 2003.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases, in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000. After reviewing all such proceedings known at the time of this filing, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings, in excess of amounts currently reserved, are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations. As a result of the changes in the Company’s insurance program effective April 1, 2003, product liability costs could have a greater impact on the consolidated results of operations and financial position of the Company in future periods than in the past and, in some periods, could be material.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company’s Annual Meeting of Stockholders was held on May 4, 2004.

(b)	All of the nominees for directors, as listed below under (c) and on pages 3 and 4 of the Company’s Proxy Statement dated March 22, 2004, were elected. The following directors have terms of office which continued after the meeting.

Laurie B. Breininger	Dennis J. Gormley
John J. Holland	John F. Meier
John H. Shuey	Richard L Wambold

(c)	A description of each matter voted upon at that meeting is contained on pages 2 and 3 of the Company’s Proxy Statement dated March 22, 2004, which pages are incorporated herein by reference.

The number of votes cast by common stockholders with respect to each matter is as follows:

(i)	Election of directors

	Term	Affirmative	Withheld
	Expires	Votes	Votes
Arthur H. Aronson	2007	63,531,716	5,034,070
Thomas A. Dattilo	2007	64,592,959	3,972,827
Byron O. Pond	2007	66,501,451	2,064,335

(ii)	Proposal to adopt a policy that the selection of the Company’s independent auditors be submitted to the Company’s shareholders for their ratification. The votes that had been submitted on the proposal were as follows:

Affirmative Votes	42,551,896
Negative Votes	16,938,782
Abstentions	623,015

Item 6(a). EXHIBITS

(10)	Amendment No. 8 to the Amended and Restated Credit Agreement dated as of June 30, 2004 by and among Cooper Tire & Rubber Company, a Delaware Corporation, and the Banks, and PNC Bank, National Association, as the agent for the Banks.

(22)	The Company’s Proxy statement dated March 22, 2004 is incorporated herein by this reference.

(31.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 6(b). REPORTS ON FORM 8-K

A Form 8-K (Items 7 and 12) was furnished on July 22, 2004 relating to the release of the Company’s second quarter 2004 earnings.

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

August 9, 2004

     (Date)