Form 10-Q
period 2004-09-30
COOPER TIRE & RUBBER CO
filed 2004-11-08
CIK 24491

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

           Number of shares of common stock of registrant outstanding at October 29, 2004: 74,866,947

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                          COOPER TIRE & RUBBER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (Dollar amounts in thousands except per-share amounts)


                                                                       December 31,     SEPTEMBER 30,
                                                                            2003            2004
                                                                          (Note 1)       (UNAUDITED)
                                                                       -------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents                                            $      66,426    $      24,932
  Accounts receivable, less allowances
    of $12,569 in 2003 and $5,699 in 2004                                    613,269          340,683
  Inventories at lower of cost (last-in, first-out) or market:
      Finished goods                                                         158,416          170,049
      Work in process                                                         35,485           14,813
      Raw materials and supplies                                              88,451           53,368
                                                                       -------------    -------------
                                                                             282,352          238,230
  Prepaid expenses, income taxes refundable and
      deferred income taxes                                                   62,362           53,303
  Assets of discontinued operations                                               --        1,414,058
                                                                       -------------    -------------
             Total current assets                                          1,024,409        2,071,206
Property, plant and equipment:
  Land and land improvements                                                  54,104           35,022
  Buildings                                                                  431,659          266,811
  Machinery and equipment                                                  1,898,791        1,244,556
  Molds, cores and rings                                                     178,692          191,232
                                                                       -------------    -------------
                                                                           2,563,246        1,737,621
  Less accumulated depreciation and amortization                           1,355,348        1,041,157
                                                                       -------------    -------------
    Net property, plant and equipment                                      1,207,898          696,464
Goodwill                                                                     429,792           45,224
Intangibles, net of accumulated amortization of $20,642
   in 2003 and $14,289 in 2004                                                47,634           34,879
Other assets                                                                 159,134          109,082
                                                                       -------------    -------------
                                                                       $   2,868,867    $   2,956,855
                                                                       =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                        $       2,770    $         161
  Accounts payable                                                           267,224          158,937
  Accrued liabilities                                                        197,169          183,148
  Income taxes                                                                 6,549              (88)
  Current portion of long-term debt                                            3,015               --
  Liabilities of discontinued operations                                          --          371,571
                                                                       -------------    -------------
             Total current liabilities                                       476,727          713,729
Long-term debt                                                               871,948          775,592
Postretirement benefits other than pensions                                  220,723          154,195
Other long-term liabilities                                                  255,580          202,783
Deferred income taxes                                                         13,500           15,969
Stockholders' equity:
  Preferred stock, $1 par value; 5,000,000 shares
    authorized; none issued                                                       --               --
  Common stock, $1 par value; 300,000,000 shares
    authorized; 85,268,000 shares issued in 2003 and
    86,320,097 in 2004                                                        85,268           86,320
  Capital in excess of par value                                              24,813           38,838
  Retained earnings                                                        1,226,999        1,271,665
  Cumulative other comprehensive loss                                       (109,679)        (105,224)
                                                                       -------------    -------------
                                                                           1,227,401        1,291,599
  Less: 11,303,900 common shares in treasury
     at cost in 2003 and 2004                                               (197,012)        (197,012)
                                                                       -------------    -------------
  Total stockholders' equity                                               1,030,389        1,094,587
                                                                       -------------    -------------
                                                                       $   2,868,867    $   2,956,855
                                                                       =============    =============





See accompanying notes.

                          COOPER TIRE & RUBBER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004
                                   (UNAUDITED)
             (Dollar amounts in thousands except per-share amounts)


                                                                    2003            2004
                                                               -------------    -------------
Net sales                                                      $     519,171    $     551,446
Cost of products sold                                                457,863          489,305
                                                               -------------    -------------

Gross profit                                                          61,308           62,141

Selling, general and administrative                                   36,152           39,247
Adjustments to class action warranty                                  (3,900)         (11,273)
Restructuring                                                             45            8,432
                                                               -------------    -------------

Operating profit                                                      29,011           25,735

Interest expense                                                       7,001            6,580
Other - net                                                             (318)               6
                                                               -------------    -------------

Income from continuing operations before income taxes                 22,328           19,149

Provision for income taxes                                             7,658            5,974
                                                               -------------    -------------

Income from continuing operations                                     14,670           13,175

Income (loss) from discontinued operations,
  net of income taxes                                                  3,087           (3,305)
                                                               -------------    -------------

Net Income                                                            17,757            9,870

Basic earnings per share:
  Income from continuing operations                            $        0.20    $        0.18
  Income (loss) from discontinued operations                            0.04            (0.05)
                                                               -------------    -------------
    Net Income                                                 $        0.24    $        0.13
                                                               =============    =============

Diluted earnings per share:
  Income from continuing operations                            $        0.20    $        0.17
  Income (loss) from discontinued operations                            0.04            (0.04)
                                                               -------------    -------------
    Net Income                                                 $        0.24    $        0.13
                                                               =============    =============

Weighted average number of shares outstanding (000's):
    Basic                                                             73,723           74,928
                                                               =============    =============
    Diluted                                                           74,293           75,935
                                                               =============    =============

Dividends per share                                            $       0.105    $       0.105
                                                               =============    =============



See accompanying notes.

                          COOPER TIRE & RUBBER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004
                                   (UNAUDITED)
             (Dollar amounts in thousands except per-share amounts)


                                                                    2003            2004
                                                               -------------    -------------
Net sales                                                      $   1,336,115    $   1,540,642
Cost of products sold                                              1,183,480        1,361,318
                                                               -------------    -------------

Gross profit                                                         152,635          179,324

Selling, general and administrative                                  106,855          125,622
Adjustments to class action warranty                                  (3,900)         (11,273)
Restructuring                                                          2,190            9,111
                                                               -------------    -------------

Operating profit                                                      47,490           55,864

Interest expense                                                      22,419           20,959
Other - net                                                             (976)            (311)
                                                               -------------    -------------

Income from continuing operations before income taxes                 26,047           35,216

Provision for income taxes                                             8,934           10,987
                                                               -------------    -------------

Income from continuing operations                                     17,113           24,229

Income from discontinued operations, net of income taxes              28,549           43,919
                                                               -------------    -------------

Net Income                                                            45,662           68,148

Basic earnings per share:
  Income from continuing operations                            $        0.23    $        0.33
  Income from discontinued operations                                   0.39             0.59
                                                               -------------    -------------
    Net Income                                                 $        0.62    $        0.92
                                                               =============    =============

Diluted earnings per share:
  Income from continuing operations                            $        0.23    $        0.32
  Income from discontinued operations                                   0.39             0.58
                                                               -------------    -------------
    Net Income                                                 $        0.62    $        0.90
                                                               =============    =============

Weighted average number of shares outstanding (000's):
    Basic                                                             73,629           74,471
                                                               =============    =============
    Diluted                                                           74,010           75,475
                                                               =============    =============

Dividends per share                                            $       0.315    $       0.315
                                                               =============    =============


See accompanying notes.

                          COOPER TIRE & RUBBER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004
                                   (UNAUDITED)
                          (Dollar amounts in thousands)

                                                                                  2003             2004
                                                                              -------------    -------------
     Operating activities:
       Net income from continuing operations                                  $      17,113    $      24,229
       Adjustments to reconcile net income from continuing
         operations to net cash provided by
         continuing operations:
          Depreciation                                                               81,166           81,584
          Amortization of intangibles                                                 2,256            2,350
          Deferred income taxes                                                         257              756
          Adjustments to class action warranty                                       (3,900)         (11,273)
          Restructuring asset write-down                                                 --            9,110
       Changes in operating assets and liabilities of continuing operations:
          Accounts receivable                                                      (112,424)         (16,392)
          Inventories                                                                   324          (48,349)
          Prepaid expenses                                                           23,032          (10,108)
          Accounts payable                                                           32,098           22,632
          Accrued liabilities                                                        33,919           82,408
          Other liabilities                                                          10,930           14,349
                                                                              -------------    -------------
             Net cash provided by continuing operations                              84,771          151,296
             Net cash provided by discontinued operations                            38,569           85,519
                                                                              -------------    -------------
             Net cash provided by operating activities                              123,340          236,815
     Investing activities:
       Property, plant and equipment                                                (67,606)         (96,289)
       Acquisition of business, net of cash acquired                                (13,111)              --
       Proceeds from the sale of assets                                                 355               17
                                                                              -------------    -------------
             Net cash used in continuing operations                                 (80,362)         (96,272)
             Net cash used in discontinued operations                               (36,397)         (33,456)
                                                                              -------------    -------------
             Net cash used in investing activities                                 (116,759)        (129,728)
     Financing activities:
       Payments on long-term debt                                                    (2,525)         (92,525)
       Net proceeds from (repayments of) borrowings
          under credit facilities                                                    26,052          (44,599)
       Payment of dividends                                                         (23,191)         (23,481)
       Issuance of common shares                                                      2,533           15,077
                                                                              -------------    -------------
             Net cash provided by (used in) continuing operations                     2,869         (145,528)
             Net cash provided by (used in) discontinued operations                 (34,487)          35,022
                                                                              -------------    -------------
             Net cash used in financing activities                                  (31,618)        (110,506)

     Effects of exchange rate changes on cash of
             continuing operations                                                    4,450           10,120
     Effects of exchange rate changes on cash of
             discontinued operations                                                 13,224          (17,667)
                                                                              -------------    -------------

     Changes in cash and cash equivalents                                            (7,363)         (10,966)

     Cash and cash equivalents at beginning of period                                44,748           66,426
                                                                              -------------    -------------

     Cash and cash equivalents at end of period                               $      37,385    $      55,460
                                                                              =============    =============

Cash and cash equivalents at September 30, 2004
     Continuing operations                                                                     $      24,932
     Discontinued operations                                                                          30,528
                                                                                               -------------

     Cash and cash equivalents at end of period                                                $      55,460
                                                                                               =============




See accompanying notes.

                          COOPER TIRE & RUBBER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands except per-share amounts)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. There is a year-round demand for the Company's passenger and truck replacement tires, but passenger replacement tires are generally strongest during the third and fourth quarters of the year. Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

         The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2. On September 17, 2004, the Company announced the signing of a definitive agreement to sell its automotive business, Cooper-Standard Automotive ("Cooper-Standard"). Also in September, the Tire Group announced its intent to cease its inner tube business. The Company is currently in discussions with potential buyers of the inner tube business or its assets. These operations are considered to be discontinued operations as defined under Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and require specific accounting and reporting for this quarter which differs from the approach used to report the Company's results in prior quarters. The standard also requires restatement of comparable prior periods to conform to the required presentation.

         The Company's consolidated financial statements reflect the accounting and disclosure requirements of SFAS No. 144, which mandate the segregation of operating results for the current year and comparable prior year periods and the current balance sheet related to the discontinued operations from those related to ongoing operations. Accordingly, the consolidated statements of income for the three and nine month periods ended September 30, 2003 and 2004 reflect this segregation as income from continuing operations and income from discontinued operations and the consolidated balance sheet at September 30, 2004 displays the segregation of the total assets of the operations to be sold as an aggregated current asset and the related total liabilities as an aggregated current liability.

         In addition to the segregation of operating financial results, assets, and liabilities, Emerging Issues Task Force ("EITF") No. 87-24, "Allocation of Interest to Discontinued Operations," mandates the reallocation to continuing operations of general corporate overhead previously allocated to discontinued operations and permits the allocation of interest to discontinued operations in accordance with specific guidelines. Corporate overhead that previously would have been allocated to Cooper-Standard of $3,223 for the quarter ended September 30, 2004 ($3,149 for the quarter ended September 30, 2003) and $9,670 for the nine-month period ended September 30, 2004 ($9,449 for the nine-month period ended September 30, 2003) is charged against continuing operations in the Company's consolidated statements of income. The Company is using the permitted allocation method for interest expense on corporate debt, which is based on the ratio of net assets to be sold or discontinued to the sum of total net assets of the consolidated Company plus consolidated debt. Under this method, $7,845 and $23,656 of interest has been attributed to discontinued operations in the three-month and nine-month periods ended September 30, 2003 and 2004, respectively in addition to interest on debt held directly by Cooper-Standard. The actual amount of debt to be liquidated by application of the proceeds of the sale of Cooper-Standard has not yet been determined and may differ from the amount used in the allocation process for preparing the consolidated financial statements. The Company has previously announced that proceeds from the sale of Cooper-Standard will be used for debt reduction, investment in the Company's tire operations, the repurchase of shares or a combination thereof and the amount of such uses will not be determined until an assessment is made of the Company's investment prospects and market conditions after the proceeds are available. In October of 2004 the Company commenced the repurchase of its common shares under a program approved by the Board of Directors in May of 2000.

         Operating results for Cooper-Standard included in income from discontinued operations, net of income taxes on the Company's consolidated statements of income and are presented in the following table.

                                          Three months ended September 30    Nine months ended September 30
                                          -------------------------------    ------------------------------
                                                2003             2004            2003             2004
                                           -------------    -------------    -------------    -------------
Net sales                                  $     392,159    $     421,706    $   1,209,518    $   1,400,428

Operating profit,
    including restructuring costs                 14,649           11,060           70,471          101,475

Interest expense                                   9,751            8,568           29,440           27,327
Other - net                                         (666)            (882)          (3,437)          (1,983)
                                           -------------    -------------    -------------    -------------

Income from discontinued operations
  before income taxes                              5,564            3,374           44,468           76,131

 Provision for income taxes                        2,381            1,790           16,459           27,927
                                           -------------    -------------    -------------    -------------

Income from discontinued operations,
  net of income taxes                      $       3,183    $       1,584    $      28,009    $      48,204
                                           =============    =============    =============    =============

     The total assets and total liabilities of Cooper-Standard at December 31, 2003 and September 30, 2004 are detailed below. The Company's condensed consolidated balance sheet at September 30, 2004 presents these amounts as assets of discontinued operations and liabilities of discontinued operations.

                                                     December 31,     SEPTEMBER 30,
                                                         2003              2004
                                                     -------------    -------------
ASSETS
Current assets                                       $     440,287    $     476,084
Net property, plant, and equipment                         506,225          481,196
Goodwill                                                   384,568          384,568
Intangibles and other assets                                55,749           66,481
                                                     -------------    -------------

Total assets of discontinued operations              $   1,386,829    $   1,408,329
                                                     =============    =============

LIABILITIES
Current liabilities                                  $     215,913    $     238,895
Long-term debt                                               8,056            6,426
Postretirement benefits other than pensions                 69,061           73,622
Other long-term liabilities                                 51,445           49,387
Deferred income taxes                                       (4,862)             841
                                                     -------------    -------------

Total liabilities of discontinued operations         $     339,613    $     369,171
                                                     =============    =============

     Operating results for the inner tube business are included in income from discontinued operations, net of income taxes on the Company's consolidated statements of income and are presented in the following table.

                                                   Three months ended September 30    Nine months ended September 30
                                                    -------------------------------    ------------------------------
                                                          2003            2004             2003             2004
                                                     -------------    -------------    -------------   -------------
Net sales                                            $       6,676    $       3,514    $      17,389   $      14,029

Operating profit (loss),
    including restructuring costs                             (148)          (7,521)             831          (6,593)

 Provision (benefit) for
    income taxes                                               (52)          (2,632)             291          (2,308)
                                                     -------------    -------------    -------------   -------------

Income (loss) from discontinued operations,
    net of income taxes                                        (96)          (4,889)             540          (4,285)
                                                     =============    =============    =============   =============

         The total assets of the inner tube facility at December 31, 2003 included in the Company's condensed consolidated balance sheets as assets of discontinued operations were $10,299. These assets included land, buildings, machinery and equipment. During the third quarter of 2004, the buildings, machinery and equipment of the inner tube facility were written down to fair market value, as determined by the Company's expectations for proceeds upon its disposition, and liabilities were recorded for employee benefit, severance and environmental costs. At September 30, 2004, the total assets and total liabilities of the inner tube facility were $5,729 and $2,400, respectively.

3. In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has evaluated the determination of its reporting segments as a result of changes in its organizational reporting structure and the classification of Cooper-Standard as discontinued operations during the third quarter of 2004. The Company has determined it has two reportable segments for continuing operations - North American Tire Group and International Tire Group.

         The following table details information on the Company's operating segments:

                                                        Twelve months     NINE MONTHS
                                                            ended             ENDED
                                                           12/31/03        9/30/2004
                                                        -------------    -------------
Revenues
       North American Tire                              $   1,682,593    $   1,383,665
       International Tire                                     209,631          194,403
       Eliminations and other                                 (41,371)         (37,426)
                                                        -------------    -------------
       Consolidated                                         1,850,853        1,540,642

Segment profit
       North American Tire                                     77,370           61,788
       International Tire                                       9,710            9,498
       Unallocated corporate charges
          and eliminations                                    (22,061)         (15,422)
                                                        -------------    -------------
       Operating profit                                        65,019           55,864
       Other income - net                                       1,308              311
       Interest expense                                       (28,884)         (20,959)
                                                        -------------    -------------
       Income before income taxes                              37,443           35,216

Depreciation and amortization expense
       North American Tire                                     99,027           73,268
       International Tire                                      11,814            9,331
       Corporate                                                1,840            1,335
                                                        -------------    -------------
       Consolidated                                           112,681           83,934

Expenditures for long-lived assets
       North American Tire                                     86,257           90,420
       International Tire                                       9,094            5,702
       Corporate                                                  730              167
                                                        -------------    -------------
       Consolidated                                            96,081           96,289

Segment assets
       North American Tire                              $   1,130,642    $   1,190,245
       International Tire                                     181,802          197,338
       Corporate and other                                    159,295          155,214
                                                        -------------    -------------
       Consolidated                                         1,471,739        1,542,797



Geographic information for revenues, based on continent of origin, and long-lived assets follows:


                                                        Twelve months    NINE MONTHS
                                                            ended           ENDED
                                                           12/31/03       9/30/2004
                                                        -------------   -------------
Revenues
       North America                                    $   1,650,743   $   1,351,179
       Europe                                                 200,110         189,463
                                                        -------------   -------------
       Consolidated                                         1,850,853       1,540,642

Long-lived assets
       North America                                    $     612,032   $     620,184
       Europe                                                  79,330          76,268
       Other                                                       12              12
                                                        -------------   -------------
       Consolidated                                           691,374         696,464

                                                                Three months ended                Nine months ended
                                                                   September 30                     September 30
                                                               2003            2004             2003             2004
                                                          -------------    -------------    -------------    -------------
Revenues from external customers:
  North American Tire                                     $     477,819    $     499,374    $   1,211,165    $   1,383,665
  International Tire                                             54,759           65,985          158,917          194,403
  Corporate/Eliminations                                        (13,407)         (13,913)         (33,967)         (37,426)
                                                          -------------    -------------    -------------    -------------
  Net sales                                               $     519,171    $     551,446    $   1,336,115    $   1,540,642
                                                          =============    =============    =============    =============

Segment profit:
  North American Tire                                     $      31,041    $      26,807    $      53,136    $      61,788
  International Tire                                              2,650            2,802           10,122            9,498
  Unallocated corporate charges and eliminations                 (4,680)          (3,874)         (15,768)         (15,422)
                                                          -------------    -------------    -------------    -------------

  Operating profit                                               29,011           25,735           47,490           55,864
  Interest expense                                                7,001            6,580           22,419           20,959
  Other - net                                                      (318)               6             (976)            (311)
                                                          -------------    -------------    -------------    -------------

  Income from continuing operations before income taxes   $      22,328    $      19,149    $      26,047    $      35,216
                                                          =============    =============    =============    =============



4. On an annual basis, disclosure of comprehensive income is incorporated into the Statement of Shareholders' Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, unrealized gains or losses on certain marketable securities and derivative instruments and minimum pension liability adjustments.

         The Company's comprehensive income is as follows:



                                                         Three months ended September 30   Nine months ended September 30
                                                         -------------------------------   ------------------------------
                                                               2003           2004             2003              2004
                                                          -------------   -------------    -------------    -------------
Income from continuing operations                         $      14,670   $      13,175    $      17,113    $      24,229
Other comprehensive income (loss):
    Currency translation adjustments                              1,352             (64)         (11,680)          17,346
    Unrealized new gains (losses) on
        derivative instruments                                      899          (1,983)             158              (93)
                                                          -------------   -------------    -------------    -------------
Comprehensive income from continuing operations           $      16,921   $      11,128    $       5,591    $      41,482
                                                          =============   =============    =============    =============



5. The Company accounts for employee stock option plans in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, "Accounting for Stock-Based Compensation," requires, if APB Opinion No. 25 is followed, disclosure of pro forma information regarding net income and earnings per share determined as if the Company accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                        2003                   2004
                                                     -----------           ----------
Risk-free interest rate                                      1.9%                 2.4%
Dividend yield                                               2.8%                 2.1%
Expected volatility of the
     Company's common stock                                 0.341                0.336
Expected life in years                                        6.6                  6.7

         The weighted-average fair value of options granted in 2003 and 2004 was $3.74 and $5.68, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's reported and pro forma financial results are as follows:


                                                                     Three months ended              Nine months ended
                                                                        September 30                    September 30
                                                               ----------------------------    ----------------------------
                                                                  2003             2004            2003             2004
                                                               ------------    ------------    ------------    ------------
Income from continuing operations                              $     14,670    $     13,175    $     17,113    $     24,229
Deduct:  Total stock-based
     employee compensation
     expense determined under the
     fair value based method for
     all awards, net of related tax
     effects                                                           (410)           (331)         (1,272)           (993)
                                                               ------------    ------------    ------------    ------------
Pro forma income from continuing
      operations                                               $     14,260    $     12,844    $     15,841    $     23,236
                                                               ============    ============    ============    ============

Basic earnings per share from continuing operations:
     Reported                                                  $       0.20    $       0.18    $       0.23    $       0.33
     Pro forma                                                         0.19            0.17            0.22            0.31

Diluted earnings per share from continuing operations:
     Reported                                                  $       0.20    $       0.17    $       0.23    $       0.32
     Pro forma                                                         0.19            0.17            0.21            0.31

6. The following table discloses the amount of net periodic benefit costs related to continuing operations for the nine months ended September 30, 2003 and 2004 for the Company's defined benefit plans and other postretirement benefits:

                                                                      Pension Benefits
                                              Three months ended September 30  Nine months ended September 30
                                              -------------------------------  ------------------------------
                                                     2003            2004           2003            2004
                                                ------------    ------------    ------------    ------------
Components of net periodic benefit cost:
      Service cost                              $      4,662    $      5,178    $     13,987    $     15,578
      Interest cost                                    9,496          12,942          28,487          38,977
      Expected return on plan assets                 (11,428)        (14,574)        (34,283)        (43,906)
      Amortization of transition obligation              (42)             (9)           (128)            (29)
      Amortization of prior service cost                 608             580           1,824           1,766
      Recognized actuarial loss                        2,972           3,539           8,917          10,681
                                                ------------    ------------    ------------    ------------
Net periodic benefit cost                       $      6,268    $      7,656    $     18,804    $     23,067
                                                ============    ============    ============    ============


                                                                         Other Postretirement Benefits
                                                      Three months ended September 30     Nine months ended September 30
                                                     ---------------------------------   ---------------------------------
                                                            2003              2004               2003             2004
                                                      ---------------   ---------------   ---------------   ---------------
Components of net periodic benefit cost:
      Service cost                                   $         1,276   $         1,313   $         3,826   $         3,941
      Interest cost                                            3,814             3,976            11,442            11,927
      Amortization of prior service cost                         841               918             2,524             2,753
                                                     ---------------   ---------------   ---------------   ---------------
Net periodic benefit cost                            $         5,931   $         6,207   $        17,792   $        18,621
                                                     ===============   ===============   ===============   ===============



         The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was enacted in December 2003. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003." This FSP provided accounting and disclosure guidance for employers who sponsor postretirement health care plans that provide drug benefits. Preliminary Medicare reform regulations were issued in draft form late in July for comment before October 4, 2004. These regulations are complex and contain acknowledged open issues. The Company has prepared an estimate of their potential effect and recorded it during the third quarter of 2004, retroactive to January 1, 2004 as prescribed by FSP 106-2.

         The Act reduced net periodic postretirement benefit cost by $546 and $1,637 for the three and nine months ended September 30, 2004, respectively, including service cost, interest cost and amortization of the actuarial gain. The total impact of the Act on the Company's actuarial liability under all U.S. plans was a reduction of $15,300 and is being accounted for as an actuarial gain that will be amortized as a reduction of the Company's periodic expense and balance sheet liability over periods ranging from ten to twelve years.

7. The earnings per share previously reported for the first and second quarters and six months of 2004 are restated below for the segregation of operating results related to continuing operations from those related to discontinued operations, as well as for the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 which was recorded during the third quarter of 2004, retroactive to January 1, 2004.

                                                   PREVIOUSLY       RESTATED
                                                   DISCLOSED       DISCLOSURE
                                                --------------   --------------
FIRST QUARTER 2004

Basic earnings per share:
  Income from continuing operations                              $         0.03
  Income from discontinued operations                                      0.30
                                                                 --------------
    Net income                                  $         0.32   $         0.33
                                                ==============   ==============

Diluted earnings per share:
  Income from continuing operations                              $         0.03
  Income from discontinued operations                                      0.29
                                                                 --------------
    Net income                                  $         0.32   $         0.32
                                                ==============   ==============

SECOND QUARTER 2004

Basic earnings per share:
  Income from continuing operations                              $         0.12
  Income from discontinued operations                                      0.34
                                                                 --------------
    Net income                                  $         0.45   $         0.46
                                                ==============   ==============

Diluted earnings per share:
  Income from continuing operations                              $         0.12
  Income from discontinued operations                                      0.33
                                                                 --------------
    Net income                                  $         0.44   $         0.45
                                                ==============   ==============

SIX MONTHS 2004

Basic earnings per share:
  Income from continuing operations                              $         0.15
  Income from discontinued operations                                      0.64
                                                                 --------------
    Net income                                  $         0.77   $         0.79
                                                ==============   ==============

Diluted earnings per share:
  Income from continuing operations                              $         0.15
  Income from discontinued operations                                      0.62
                                                                 --------------
    Net income                                  $         0.76   $         0.77
                                                ==============   ==============


8. During the third quarter of 2004, the North American Tire segment continued its consolidation of pre-cure retread operations and recorded $1,100 of restructuring expense related to equipment disposal.

         Also during the third quarter of 2004, the North American Tire segment announced a plan to cease production of radial medium truck tires at its Albany, GA facility by the end of the third quarter of 2005. These tires will be sourced from Asian manufacturers in the future. No employees will be affected by this initiative. The segment recorded an impairment charge of $7,300 for equipment associated with radial medium truck tire production in order to write the equipment down to its fair market value, as determined by the Company's expectations for proceeds upon its disposition.

9. The Company provides a reserve for the estimated cost of product warranties at the time revenue is recognized. The reserve is based primarily on historical return rates and includes accruals for the Company's normal warranty programs and the enhanced warranty granted under terms of the settlement of class action litigation during 2001. During the quarter ended September 30, 2004, the Company received notice from the judge overseeing the Company's compliance with the terms of the settlement agreement that the court had reviewed the Company's compliance efforts and was satisfied with the Company's compliance. Such review included plant visits, reports by a third party of the Company's compliance with terms of the agreement, and the number of claims for enhanced warranty benefits. After considering this development and the number of enhanced warranty claims to date, the Company reevaluated the reserve required for the enhanced warranty claims and reduced it by $11,867 during the quarter to reflect costs expected during the remaining term of the enhanced warranty. The following table summarizes the activity in the Company's product warranty liabilities since December 31, 2003:


Reserve at December 31, 2003                                   $      22,642

Additions                                                              3,558

Reduction to enhanced warranty reserve                               (11,867)

Payments                                                              (4,345)
                                                               -------------

Reserve at September 30, 2004                                  $       9,988
                                                               =============


10. The Company has provided a guarantee of a portion of the bank loans made to its automotive business joint venture with Nishikawa Rubber Company. In 2003, the joint venture entered into an additional bank loan, maturing in 2008, with the joint venture partners each guaranteeing an equal portion of the amount borrowed. In accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," guarantees meeting the characteristics described in the Interpretation are required to be recorded at fair value. As of September 30, 2004, the Company has recorded a $36 liability related to the guarantee of this debt with a corresponding increase to the carrying value of its investment in the joint venture. The Company's maximum exposure under the two guarantee arrangements at September 30, 2004 was approximately $4,500.

11. The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000.

         The Company accrues costs for products liability at the time a loss is probable and the amount of loss can be estimated. During the quarter ended June 30, 2004, the Company refined the specific criteria against which to evaluate claims. The Company believes the probability of loss can be established and the amount of loss can be estimated only after certain minimum information is available, including verification that Company-produced products were involved in the incident giving rise to the claim, the condition of the product purported to be involved in the claim, the nature of the incident giving rise to the claim, and the extent of the purported injury or damages. In cases where such information is known, each products liability claim is evaluated based on its specific facts and circumstances. A judgment is then made, taking into account the views of counsel and other relevant factors, to determine the requirement for establishment or revision of an accrual for any potential liability. In most cases, the liability cannot be determined with precision until the claim is resolved. Pursuant to applicable accounting rules, the Company accrues the minimum liability for each known claim when the estimated outcome is a range of possible loss and no one amount within that range is more likely than another. No specific accrual is made for individual unasserted claims or for asserted claims where the minimum information needed to evaluate the probability of a liability is not yet known. However, an accrual for such claims based, in part, on management's expectations for future litigation activity is maintained. The total cost of resolution of such claims, or increase in reserves resulting from greater knowledge of specific facts and circumstances related to such claims, could have a greater impact on the consolidated results of operations and financial position of the Company in future periods and, in some periods, could be material.

         The products liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves, and legal costs incurred in defending claims against the Company offset by recoveries of legal fees. The Company is entitled to reimbursement under certain insurance contracts in place for periods ending prior to April 1, 2003 of legal fees expensed in prior periods based on events occurring in the those periods. During the three month periods ended September 30, 2003 and 2004 products liability expense totaled $12,800 and $16,800, respectively. For the nine month periods ended September 30, 2003 and 2004 products liability expense totaled $28,200 and $44,500, respectively. The nine-month period of 2003 included only six months under the new program which was initiated on April 1, 2003. The new program includes occurrence-based insurance coverage with an increased per claim retention limit, increased policy limits, and the establishment of a captive insurance company. Premium costs for insurance coverage in excess of the self-insured amounts for the first policy year were $10,300 higher than under the previous program, the per claim retention limit increased $13,300 and the aggregate retention limit was eliminated, while excess liability coverage increased by $35,000. The program was renewed effective April 1, 2004 with a two percent increase in insurance premiums cost. Recoveries of legal fees were $1,400 and $400, respectively, in the three months ended September 30, 2003 and 2004 and $10,400 and $5,900, respectively, in the nine months ended September 30, 2003 and 2004. Policies applicable to claims occurring on April 1, 2003 and thereafter do not provide for recovery of legal fees.

12. The Company's effective income tax rate for continuing operations for both the third quarter and first nine months of 2003 and 2004 was 34.3 percent and 31.2 percent, respectively. The rates reflect the impact of tax credits, global tax planning, the mix of earnings by entity across foreign and domestic jurisdictions and, for the 2004 periods, the effect of the benefit accruing to the Company under the Medicare Prescription Drug, Improvement and Modernization Act of 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") presents information related to the consolidated results of operations of the Company, including the impact of restructuring costs on the Company's results, a discussion of the past results and future outlook of each of the Company's segments and its discontinued operations, and information concerning both the liquidity and capital resources of the Company. An important qualification regarding the "forward-looking statements" made in this discussion is then presented.

On September 17, 2004 the Company announced the signing of a definitive agreement to sell its automotive business, Cooper-Standard Automotive. Also in September, the Tire Group announced its intent to cease its inner tube business and is currently in discussions with potential buyers for this business or its assets. These operations are considered to be discontinued operations as defined under Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and require specific accounting and reporting for this quarter which differs from the approach used to report the Company's results in prior quarters. It also requires restatement of comparable prior periods to conform to the required presentation.

The Company's consolidated financial statements reflect the accounting and disclosure requirements of SFAS No. 144 which mandates the segregation of operating results for the current year and comparable prior year periods and the current balance sheet related to the operations to be sold from those related to ongoing operations. Accordingly, the consolidated statements of income for the three and nine-month periods ended September 30, 2003 and 2004 reflect this segregation as income from continuing operations and income from discontinued operations and the consolidated balance sheet at September 30, 2004 displays the segregation of the total assets of the operations to be sold as an aggregated current asset and the related total liabilities as an aggregated current liability.



CONSOLIDATED RESULTS OF OPERATIONS

(Dollar amounts in millions except per share amounts)

                                           Three months ended September 30           Nine months ended September 30
                                         -------------------------------------    -------------------------------------
                                           2003          % Change     2004          2003         % Change      2004
                                         ----------      --------   ----------    ----------     --------    ----------
Revenues:
         North American Tire             $    477.8           4.5   $    499.4    $  1,211.2          14.2   $  1,383.7
         International Tire                    54.8          20.4         66.0         158.9          22.3        194.4
         Eliminations                         (13.4)          4.5        (14.0)        (34.0)         10.3        (37.5)
                                         ----------                 ----------    ----------                 ----------

         Net sales                       $    519.2           6.2   $    551.4    $  1,336.1          15.3   $  1,540.6
                                         ==========                 ==========    ==========                 ==========

 Segment profit:
         North American Tire             $     31.0         -13.5   $     26.8    $     53.1          16.4   $     61.8
         International Tire                     2.7           3.7          2.8          10.1          -5.9          9.5
         Unallocated corporate charges
          and eliminations                     (4.7)        -17.0         (3.9)        (15.7)         -1.9        (15.4)
                                         ----------                 ----------    ----------                 ----------

         Operating profit                      29.0         -11.4         25.7          47.5          17.7         55.9
 Interest expense                               7.0          -5.7          6.6          22.5          -6.7         21.0
 Other income - net                            (0.3)       -100.0           --          (1.0)        -70.0         (0.3)
                                         ----------                 ----------    ----------                 ----------

 Income from continuing operations
  before income taxes                          22.3         -14.3         19.1          26.0          35.4         35.2

 Provision for income taxes                     7.6         -22.4          5.9           8.9          23.6         11.0
                                         ----------                 ----------    ----------                 ----------

Income from continuing operations              14.7         -10.2         13.2          17.1          41.5         24.2

Income (loss) from discontinued
 operations,  net of income taxes               3.1        -206.5         (3.3)         28.6          53.5         43.9
                                         ----------                 ----------    ----------                 ----------

Net income                               $     17.8         -44.4   $      9.9    $     45.7          49.0   $     68.1
                                         ==========                 ==========    ==========                 ==========

 Basic earnings per share:
    Income from continuing operations    $     0.20                 $     0.18    $     0.23                 $     0.33
    Income (loss) from discontinued
      operations                               0.04                      (0.05)         0.39                       0.59
                                         ----------                 ----------    ----------                 ----------
        Net income                       $     0.24         -45.8   $     0.13    $     0.62          48.4   $     0.92
                                         ==========                 ==========    ==========                 ==========

 Diluted earnings per share:
    Income from continuing operations    $     0.20                 $     0.17    $     0.23                 $     0.32
    Income (loss) from discontinued
      operations                               0.04                      (0.04)         0.39                       0.58
                                         ----------                 ----------    ----------                 ----------
        Net income                       $     0.24         -45.8   $     0.13    $     0.62          45.2   $     0.90
                                         ==========                 ==========    ==========                 ==========

Consolidated net sales for the three-month period ended September 30, 2004 were $32 million higher than for the comparable period one year ago. Net sales for the North American Tire segment increased $22 million. The International Tire segment increased net sales by $11 million, with favorable foreign currency contributing $7 million to this improvement. The impacts of more favorable mix and the price increases achieved since October of 2003 more than offset the impact of lower sales volumes. Operating profit in the third quarter of 2004 decreased by $3 million from the operating profit reported for third quarter of 2003. This reduction in operating profit was the result of higher raw material costs, inefficiencies in plant operations, lower unit volume, restructuring charges, increased marketing programs costs, increased product liability costs and expanded advertising programs which were partially offset by the impacts of improvements in pricing and mix, Lean savings and the reduction to the class action liability reserve.

Consolidated net sales for the nine-month period ended September 30, 2004 were $205 million higher than for the comparable period one year ago. Net sales for the North American Tire segment increased $173 million and net sales for the International Tire segment increased by $36 million, with favorable foreign currency contributing $22 million to the latter increase. The increase in net sales was a result of increased sales volumes, price increases achieved since October of 2003 and more favorable mix. Operating profit in the first nine months of 2004 increased by $8 million from the operating profit reported for the first nine-months of 2003. The improvement in operating profit resulted from the impacts of improved pricing, Lean savings, improved mix, higher sales volumes and the reduction to the class action liability reserve which exceeded the impacts of higher raw material costs, increased marketing costs, expanded advertising programs, product liability costs, inefficiencies in plant operations and restructuring charges.

The Company experienced significant increases in the costs of certain of its principal raw materials during the third quarter and the first nine months of 2004 compared with the levels experienced during the comparable periods of 2003. The principal raw materials for the North American Tire and International Tire segments include synthetic rubber, carbon black, natural rubber, chemicals and reinforcement components. The principal raw materials for the former Automotive segment, now classified as discontinued operations, include fabricated metal-based components, synthetic rubber, carbon black and natural rubber. The Company manages the procurement of its raw materials to assure supply and to obtain the most favorable pricing. For natural rubber, procurement is managed by buying forward of production requirements and by buying in the spot market. For metal-based components, procurement is managed through long-term supply contracts. For other principal materials, procurement arrangements include multi-year supply agreements that may contain formula-based pricing based on commodity indices. These arrangements provide quantities needed to satisfy normal manufacturing demands.

The increases in the costs of natural rubber and crude oil were the most significant drivers of higher raw material costs during the third quarter and the first nine months of 2004. The cost of natural rubber increased approximately 33 percent and 37 percent, respectively, from the quarter and nine-month levels of the comparable periods of 2003. The price of crude oil, the primary raw material used in the production of the synthetic rubber, carbon black and many chemicals used by the Company, has risen to historically high levels during 2004 The increasing price of crude oil and the growing global demand for its derivative products is contributing to the cost increases being experienced for raw materials used by the Company and adding to concerns regarding their availability.

The price of components fabricated from steel, including automotive fabricated metal-based components and tire cord and bead components, are being adversely impacted by scarcity of supply. Since March 2004, the Company has paid surcharges for its steel components in excess of the pricing contained in its steel-component supplier contracts to ensure supply. Through September 30, no interruption of the supply of components fabricated from steel has been experienced. Surcharges continued to be implemented during the third quarter and are anticipated to remain at current levels at least through the fourth quarter of 2004.

Selling, general, and administrative expenses were $39 million in the third quarter of 2004 (7.1 percent of net sales) compared to $36 million (7.0 percent of net sales) in the same period in 2003. Increased costs associated with an expanded advertising program and the timing of those costs were responsible for the increase. For the first nine months of 2004, selling, general, and administrative costs were $126 million (8.2 percent of net sales) compared to $107 million (8.0 percent of net sales) in the comparable period of 2003 with the same factors contributing to the increase.

Interest expense decreased less than $1 million in the third quarter of 2004 from the third quarter of 2003 and decreased slightly more than $1 million during the first nine months of 2004 compared to the first nine months of 2003 reflecting lower interest rates and lower debt levels.

Other-net decreased during the third quarter as a result of foreign currency losses being recorded in 2004 compared to gains recorded in 2003 and higher interest income in 2004. For the nine months ended September 30, 2004, other-net decreased less than $1 million from the first nine months of 2003 due to the same factors impacting the quarter.

The Company's effective income tax rate for continuing operations for the third quarter and first nine months of 2003 and 2004 was 34.3 percent and 31.2 percent, respectively. The rates reflect the impact of tax credits, global tax planning, the mix of earnings by entity across foreign and domestic jurisdictions and, for the 2004 periods, the effect of the benefit accruing to the Company under the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

RESTRUCTURING

During the third quarter of 2004, the North American Tire segment continued its consolidation of pre-cure retread operations and recorded $1.1 million of restructuring expense related to equipment disposal.

Also during the third quarter of 2004, the North American Tire segment announced a plan to cease production of radial medium truck tires at its Albany, GA facility by the end of the third quarter of 2005. These tires will be sourced from Asian manufacturers in the future. No employees will be affected by this initiative. The segment recorded an impairment charge of $7.3 million for equipment associated with radial medium truck tire production, writing it down to its fair market value, as determined by the Company's expectations for proceeds upon its disposition.

North American Tire Segment


(Dollar amounts in millions)                   THREE MONTHS ENDED SEPTEMBER 30             NINE MONTHS ENDED SEPTEMBER 30
                                              -----------------------------------       --------------------------------------
                                               2003         CHANGE %      2004            2003          CHANGE %       2004
                                              -------       --------      -------       ---------       --------     ---------
Sales                                         $ 477.8         4.5%        $ 499.4       $ 1,211.2          14.2%     $ 1,383.7

Operating profit                               $ 31.0       -13.5%         $ 26.8          $ 53.1          16.4%        $ 61.8

United States unit sales changes:
     Passenger tires
         Company                                             -8.2%                                          0.9%
         RMA members                                         -4.5%                                          1.9%

     Light truck tires
         Company                                             -5.0%                                         12.0%
         RMA members                                         -7.3%                                          2.7%

     Total light vehicle tires
         Company                                             -7.7%                                          2.8%
         RMA members                                         -4.9%                                          2.0%

Total segment unit sales changes                             -6.9%                                          4.0%

OVERVIEW

Shipments of passenger car and light truck tire replacement units in the United States market by members of the Rubber Manufacturers Association ("RMA"), a group comprised of the eleven largest tire companies in the world including the segment, and which accounted for over 90 percent of the total United States tire market in recent years, decreased approximately 4.9 percent in the third quarter of 2004 from shipment levels in the third quarter of 2003. Passenger tire unit shipments, which account for over 80 percent of the combined passenger and light truck tire markets, decreased by 4.5 percent while light truck tire unit shipments decreased by approximately 7.3 percent.

For the first nine months of 2004, RMA shipments of passenger and light truck tire replacement units increased 2.0 percent from the first nine months of 2003. Passenger tire shipments increased 1.9 percent while light truck tire shipments increased 2.7 percent. The replacement tire market in the United States was weak throughout the first five months of 2003 but started to strengthen in June, and remained strong for the rest of the year.

SALES

Sales of the North American Tire segment increased $22 million in the third quarter of 2004 from 2003 levels. Tire unit sales were down 6.9 percent from the 2003 third quarter period. The segment's unit sales of passenger and light truck tires decreased by 8.2 percent and 5.0 percent, respectively, in the third quarter of 2004 compared to the third quarter of 2003.

Increased unit sales volumes were achieved in several product categories in which new product offerings are being introduced -- high performance and sport utility vehicle tires. However, declines in the broadline economy and light truck tire product categories during the quarter more than offset those improved volumes. The segment recorded increased sales in the distributor channel and increased sales of its proprietary, brand name tires. Declines in sales to mass merchandiser customers partially offset those increases. In addition to the impact of improvements to customer and product mix achieved during the third quarter, sales for the segment benefited from the price increases implemented in October of 2003 and in February and June of 2004.

Sales increased $173 million during the first nine months of 2004 from levels in 2003 due to higher sales volumes, the price increases achieved since October 2003, and improvements in both customer and product mix. Increases in sales in the distributor and retail channels and increased sales of its proprietary, brand name tires were partially offset by a decline in sales to mass merchandiser customers.

The segment's tire unit sales were up 4.0 percent from the 2003 nine-month period. Unit sales of passenger and light truck tires increased by .9 percent and 12.0 percent, respectively, during the first nine months of 2004 compared to the first nine months of 2003.

OPERATING PROFIT

Segment operating profit in the third quarter of 2004 decreased $4 million from the third quarter of 2003. The impact of price increases ($34 million), improved customer and product mix ($8 million), savings generated by Lean initiatives ($8 million) and the reversal of a portion of the class action reserve ($7 million) increased operating profit during the quarter. Higher raw material costs ($27 million), lower unit sales volumes ($9 million), increased marketing program costs ($7 million), restructuring charges ($8 million), increases in products liability costs ($4 million) and increases in other operating costs lowered operating profit.

For the first nine months of 2004, operating profit increased $9 million over the comparable period of 2003. The impact of price increases ($64 million), savings generated from Lean initiatives ($29 million), improved customer and product mix ($21 million), higher sales ($17 million) and the reversal of a portion of the class action reserve ($7 million) more than offset higher raw material costs ($60 million), increased marketing costs associated with the higher sales revenue ($19 million), increased product liability costs ($16 million), increases in other operating costs ($14 million), increased costs associated with expanded advertising programs ($12 million) and restructuring charges ($8 million).

During the quarter ended September 30, 2004, the Company received notice from the judge overseeing the Company's compliance with the terms of the 2001 class action settlement agreement that the court had reviewed the Company's compliance efforts and was satisfied with the Company's compliance. Such review included plant visits, reports by a third party of the Company's compliance with terms of the agreement, and the number of claims for enhanced warranty benefits. After considering this development, the number of enhanced warranty claims to date, and the adequacy of other settlement-related serves, the Company reevaluated the class action settlement reserve and reduced it by $11.3 million during the quarter to reflect costs expected during the remaining term of the enhanced warranty. During the quarter ended September 30, 2003, the Company had reviewed the adequacy of the enhanced warranty liability related to the class action settlement and reduced it by $3.9 million. The reduction was attributed to a reduction in the eligible population of tires subject to the enhanced warranty due to the passage of time and to lower than expected claims.

OUTLOOK

The Company is optimistic that the net sales improvement experienced by the North American Tire segment during the third quarter will carry over into the fourth quarter of the year. Future comparisons into the first half of 2005 will be difficult given the strong industry volumes achieved in the first half of 2004, but the segment's continued market share gains by its house brands and increased volumes for its high performance products are expected to continue in 2005.

The Company believes the segment's operating profit levels will improve due not only to the implementation of recently announced price increases, but also due to the favorable impact of improved product and customer mix, improvements in operating efficiencies and manufacturing capacity, and the cost reductions generated through Lean initiatives. Raw material prices continue to be very difficult to predict accurately due to the volatility of prices for crude oil, energy and transportation. The market scarcity of steel for the segment's tire cord and bead components and crude oil-based raw materials is a concern and is being actively managed, although no interruption of supply has been experienced. The Company believes raw material costs will be approximately three percent higher on average in the fourth quarter of 2004 than in the third quarter of 2004.

The segment is near completion of expansions at two of its domestic tire manufacturing facilities and has expansions underway at two other domestic facilities. The segment currently has manufacturing supply agreements with two Asian manufacturers to provide passenger tires from China for distribution in the North American market. In addition, the segment is implementing its plans to transfer its radial medium truck tire production to China through contract manufacturing arrangements which will make domestic production capacity available for production of certain light truck tires and other higher-margin products. The timing of the transfer of radial medium truck tires has lagged expectations and, as a result, total deliveries for the year will be less than previously anticipated. The domestic plant expansions and inventory management initiatives will compensate for the passenger tire units originally expected to be sourced from Asia. The domestic plant expansions, Asian sourcing arrangements and inventory management initiatives are important to the segment's ability to profitably provide tire products to its customers.

In the wake of the Firestone recall announced in 2000, the tire industry and the Company have experienced a significantly higher level of product liability litigation. Effective April 1, 2003, the Company established a new excess liability insurance program. The new program covers the Company's product liability claims occurring on or after April 1, 2003 and is occurrence-based insurance coverage which includes an increased per claim retention limit, increased policy limits, and the establishment of a captive insurance company. Premium costs for insurance coverage in excess of the self-insured amounts for the first policy year were $10.3 million higher than under the previous program, the per claim retention limit increased $13.3 million and the aggregate retention limit was eliminated, while excess liability coverage increased by $35 million. The program was renewed effective April 1, 2004 with a two percent increase in insurance premiums cost. It is possible product liability costs may fluctuate from period to period in the future and that such costs could have a greater impact on the consolidated results of operations and financial position of the Company in future periods than in the past and, in some periods, could be material. The Company is aggressively managing its product liability costs.

INTERNATIONAL TIRE SEGMENT


(Dollar amounts in millions)

                                   THREE MONTHS ENDED SEPTEMBER 30                   NINE MONTHS ENDED SEPTEMBER 30
                            ----------------------------------------------   ----------------------------------------------
                                 2003          CHANGE %           2004           2003           CHANGE %          2004
                            -------------   -------------    -------------   -------------   -------------    -------------
Sales                       $        54.8            20.4%   $        66.0   $       158.9            22.3%   $       194.4

Operating profit            $         2.7             3.7%   $         2.8   $        10.1           -5.9%    $         9.5



OVERVIEW

The International Tire segment currently manufactures and markets passenger car, light truck and motorcycle tires for the replacement market, as well as racing tires and materials for the tire retread industry, in Europe and the United Kingdom.

Shipments of passenger car and light truck tires in the segment's markets, based on data published by the industry and other sources, increased approximately six percent in the third quarter of 2004 from the comparable period in 2003. For the first nine months of 2004, market shipments of passenger and light truck tires increased four percent from the first nine months of 2003.

SALES

Sales of the Company's International Tire operations increased $11 million, or
20.4 percent, in the third quarter of 2004 from the comparable period of 2003. Approximately $7 million of the increase was attributable to the foreign exchange impact of a weakened United States dollar in relation to the British pound. The remaining sales growth resulted from increased sales volumes in established distribution channels and sales growth of new product offerings in the performance lines of tires.

Sales increased $35 million, or 22.3 percent, in the first nine months of 2004 from the comparable period of 2003. Approximately $22 million of the increase was attributable to the foreign exchange impact of a weakened United States dollar in relation to the British pound. The remaining sales growth resulted from increased sales volumes in established distribution channels in the United Kingdom and the rest of Europe.

OPERATING PROFIT

Operating profit for the International Tire segment for the third quarter of 2004 was equal to the operating profit generated in the third quarter of 2003. The impact of price increases ($2 million), savings generated from Lean initiatives ($2 million) and the increased sales volume ($1 million) were offset by increases in other operating costs ($4 million) and increased raw material prices ($1 million).

For the nine months ended September 30, 2004, operating profit for the segment decreased less than $1 million due to the same factors cited for the third quarter.

OUTLOOK

The Company believes that the net sales improvements experienced in the third quarter by the International Tire segment will continue into the fourth quarter, and that demand is expected to remain strong for its products into the first half of 2005.

The Company also believes that the segment's operating profit levels will improve over the fourth quarter of 2003 due to price increases implemented earlier in the year, improved product and customer mix, improvements in operating efficiencies and cost reductions generated through its Lean initiatives. Raw material costs are expected to be three percent higher on average in the fourth quarter of 2004 than in the third quarter of 2004, and energy costs remain high.

The segment continues to pursue opportunities for expansion in Asia through joint ventures and other forms of alliance. The segment currently has a manufacturing supply agreement with an Asian manufacturer to provide passenger tires for distribution in its markets.

DISCONTINUED OPERATIONS

On September 17, 2004 the Company announced the signing of a definitive agreement to sell its automotive business, Cooper-Standard Automotive. Also in September, the Tire Group announced its intent to cease its inner tube business and is currently in discussions with potential buyers for this business. These operations are considered to be discontinued operations as defined under Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and require specific accounting and reporting for this quarter which differs from the approach used to report the Company's results in prior quarters. It also requires restatement of comparable prior periods to conform to the required presentation.

COOPER-STANDARD AUTOMOTIVE


(Dollar amounts in millions)                     THREE MONTHS ENDED SEPTEMBER 30             NINE MONTHS ENDED SEPTEMBER 30
                                           -----------------------------------------   -----------------------------------------
                                                             CHANGE                                      CHANGE
                                                2003           %           2004             2003            %           2004
                                           ------------     --------    ------------    ------------     -------    ------------
Sales                                      $      392.2          7.5%   $      421.7    $    1,209.5        15.8%   $    1,400.4

Operating profit                           $       14.6       -24.0%    $       11.1    $       70.5        44.0%   $      101.5

Annualized vehicle build (millions)
     North America                                                                              15.9         0.0%           15.9
     Europe                                                                                     19.5         3.1%           20.1

Sales to U.S.-based OEMs                             77%                          75%             79%                         78%


OVERVIEW

Cooper-Standard Automotive serves automotive original equipment manufacturers ("OEMs") throughout the world. Light vehicle production in North America fell by more than one percent but production in Europe increased by almost three percent. For the nine months ended September 30, 2004, light vehicle production in North America was slightly lower than during the nine month period of 2003 while European production increased by more than four percent.

Market share pressure on the U.S.-based OEMs, as evidenced by the pricing environment of zero percent financing and record high rebates, increased pension and other retirement-related costs, and the impact of global overcapacity have reduced the overall profitability of the industry, and have resulted in continued pressure on suppliers for price concessions.

In spite of these industry conditions, Cooper-Standard Automotive has improved its profitability in the first nine months of 2004 by emphasizing continuous improvement, Lean manufacturing and cost reduction initiatives, execution of restructuring initiatives and implementing the sourcing of components and product from low-cost Asian manufacturers.

In May 2003, the Company increased its ownership position in Jin Young Standard of South Korea from 49 percent to 90 percent and changed the name of the operations to Cooper-Standard Automotive Korea, Inc. Cooper-Standard Automotive is working closely with its Korean subsidiary to expand its business with the Korean OEMs, who have increased their share of the global automobile market in recent years.

In July 2004, the segment entered into a joint-venture agreement with China-based Saiyang Sealing Products to manufacture and sell automotive sealing products in China under the name Cooper Saiyang Wuhu Automotive. The venture has secured business with two Chinese OEMs.

Cooper-Standard recently established two small manufacturing facilities in China for the production of NVH control systems and fluid handling systems products. The NVH control systems location has begun operations for the manufacture and sales of NVH control systems in Kunshan, China and will soon break ground for an expanded manufacturing, research and development facility in the same city.

SALES

Sales for Cooper-Standard Automotive ("Cooper-Standard") increased $30 million in the third quarter of 2004 compared to the third quarter of 2003. Sales increases in North America of $15 million for the quarter were the result of net new business and the impact of favorable foreign currency translation offset by lower production volumes and price concessions. In the segment's international operations, a sales increase of $15 million is attributable to the favorable impact of foreign currency translation, net new business and higher production volumes.

Cooper-Standard's sales for the first nine months of 2004 increased $191 million over the comparable 2003 period. Sales increases in North America of $116 million for the nine-month period were the result of net new business, higher production levels and the impact of favorable foreign currency translation offset by price concessions. The sales increase in the international operations was $75 million and is attributable to the favorable impact of foreign currency translation, higher production levels and the inclusion of the sales of Cooper-Standard Automotive Korea.

OPERATING PROFIT

Operating profit in the third quarter of 2004 for Cooper-Standard was more than $3 million lower than the operating profit reported in the third quarter of 2003. Operating margins were 1.1 percentage points lower than in 2003. The positive impacts of net new business ($26 million) and Lean savings ($17 million) were more than offset by higher raw material costs ($13 million), lower volumes ($13 million), increased price concessions ($8 million), higher restructuring costs ($3 million), higher selling, general and administrative and benefit costs ($3 million), and increases in other operating costs.

Cooper-Standard's operations in North America were less profitable in the third quarter of 2004 than in the comparable 2003 period due to the impact of raw material costs and price concessions which were only partially offset by net new business and Lean savings. Operations outside of North America improved due to the accomplishment of Lean savings and improved pricing.

Operating profit in the first nine months of 2004 for Cooper-Standard Automotive was $31 million higher than the operating profit reported in the comparable period of 2003. Operating margins were 1.4 percentage points higher than in 2003. The positive impacts of net new business ($59 million), Lean savings ($54 million), favorable foreign currency translation ($7 million) and higher production levels ($2 million) were offset by higher raw material costs ($28 million), increased price concessions ($28 million), increased manufacturing costs not related to volume ($13 million), higher restructuring costs ($10 million), higher selling, general and administrative and benefit costs ($10 million) and other cost increases.

OUTLOOK

On September 17, 2004, the Company announced the signing of a definitive agreement to sell its automotive business, Cooper-Standard Automotive. The segment is continuing its operations as usual by seeking new business, developing new products, implementing its Asian strategy, and filling customer orders as needed to maintain the expected level of customer service.

On September 27, 2004, the United Steel Workers of America ("USWA") filed a complaint asserting they have the right to require the buyer to negotiate new labor agreements affecting four Cooper-Standard facilities before a sale takes place. On November 2, 2004, the U. S. District Court for the Northern District of Indiana issued a preliminary injunction enjoining the sale of those four facilities and ordering expedited arbitration of the USWA grievance to determine whether the proposed sale violates successorship language of the collective bargaining agreements. On November 5, 2004, the Company appealed this decision to the U. S. Seventh Circuit Court of Appeals. The Company believes this ruling will be reversed on appeal and continues to pursue the closing of the transaction according to the original schedule.

INNER TUBE BUSINESS

On September 8, 2004 the Company announced its intent to cease its inner tube business and is currently in discussions with potential buyers for this business or its assets. During the third quarter of 2004, the Company recorded restructuring charges of $7.1 million related to this decision. The charges included equipment write-downs of $4.2 million, severance costs of $1.6 million, and employee benefit costs of $1.0 million and environmental cost of $.3 million.

Sales for the Company's inner tube business for the third quarter and nine months of 2004 decreased $3 million from the comparable 2003 periods. Without the restructuring charge, the operating loss in the third quarter was $.4 million compared to $.1 million in 2003. For the nine months ended September 30, 2004, the operating profit before the restructuring charge was $.5 million, lower than the $.8 million recorded in the comparable period of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Generation and uses of cash -- Net cash provided by operating activities of continuing operations was $151 million in the first nine months of 2004, an increase of $66 million from the $85 million generated in the first nine months of 2003. Net income after adjustments for non-cash items increased $10 million reflecting higher net income ($7 million), restructuring asset write-downs ($9 million) and the reduction of the class action settlement reserve ($7 million). Changes in operating assets and liabilities provided cash of $44 million in 2004 versus the use of $12 million of cash in 2003. These changes result primarily from the timing of payrolls and higher accruals for benefits, product liability reserves and enhanced advertising programs. Accounts receivable balances in 2003 increased partly due to changes in payment patterns of certain North American Tire segment customers. No additional impact of the customer changes occurred in 2004 and accounts receivable balances increased only modestly in 2004 in spite of increases in net sales. Inventory balances have increased in 2004 in the North American Tire finished goods component and in the Company's raw materials area.

Net cash used in investing activities during the first nine months of 2004 reflects capital expenditures of $96 million, up $29 million from the comparable period in 2003. During the first nine months of 2003, the Company acquired Max-Trac Tire Co., Inc., known as Mickey Thompson Performance Tires & Wheels, for $13 million.

The Company's financing activities during the first nine months of 2004 reflect the early payment of $90 million under a variable rate facility that was due in 2006. Borrowings under the Company's short-term credit facilities were reduced $45 million during the nine months of 2004 while in the nine months of 2003 the Company borrowed $26 million. The issuance of common shares from the exercise of stock options generated $15 million during the first nine months of 2004. Dividends paid on the Company's common shares in the first nine months of 2004 and 2003 were $23 million.

Available credit facilities - On June 30, 2004, the Company extended its revolving credit facility with a consortium of eleven banks ("the Agreement") by an additional one year that provides up to $175 million in credit facilities until August 31, 2008 and an additional $175 million in credit facilities until June 29, 2005. The Company has the option to convert any outstanding loans under the short-term commitment into a one-year term loan. The Company generally renegotiates the short-term portion of its credit facility each year. The credit facilities support the issuance of commercial paper.

Also on June 30, 2004, the credit facility was restated and amended. Pursuant to the amendment, the ratio of income before fixed charges and income taxes to fixed charges (the "fixed charge coverage ratio") was eliminated and replaced by an interest coverage ratio. This ratio (consolidated earnings before interest, taxes, depreciation and amortization divided by consolidated net interest expense) is required to be maintained at a minimum of 3.0 times by the Company. The amendment also changed the computation of the ratio of total debt to total capitalization to consolidated net indebtedness to consolidated capitalization. Consolidated net indebtedness is indebtedness measured in accordance with generally accepted accounting principles in the United States reduced by cash and eligible short term investments in excess of $30 million. The Company is required to maintain this ratio below 55 percent. As of September 30, 2004 the Company was in compliance with the financial covenants contained in its credit agreements. At that date, the percentage of consolidated net indebtedness to consolidated capitalization was 41.8 percent and the interest coverage ratio was
6.6 times. The Company anticipates that it will remain in compliance with these covenants in 2004, based upon its business forecast for the year.

The Company's credit agreement also contains a covenant which prevents the disposition of a substantial portion of its assets. The pending disposition of Cooper-Standard Automotive will require a waiver of this covenant by its consortium of lenders to continue the credit agreements. The Company is in discussions with its agent bank and expects to obtain a waiver of this covenant by its lenders prior to the closing of the sale transaction.

There were no changes in the Company's long and short-term debt ratings during the quarter. However, Standard & Poor's placed its credit ratings for the Company on "credit watch with negative implications" in March 2004 following the announcement of the exploration of the possibility of a sale of Cooper-Standard Automotive. If a downgrade in its credit ratings were to occur, the Company believes it would continue to have access to the credit markets, although at higher borrowing costs than is presently the case.

Available cash and contractual commitments -- The Company anticipates cash flows from operations in 2004 will meet its projected capital expenditures and dividends goals. The Company will begin to make investments in China during the fourth quarter of 2004 and in October of 2004 commenced the repurchase of its common shares under a program approved by the Board of Directors in May of 2000 under which it has authority as of September 30, 2004 to acquire an additional
8.7 million shares. The Company may consider a self-tender for its shares in the future. At September 30, 2004 the Company had cash of $25 million and could borrow, under its credit agreement with its bank group and other bank lines, up to an additional $350 million without violating the financial covenants contained in its credit agreements.

CONTINGENCIES

The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are product liability cases, in which individuals involved in vehicle accidents allege damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000. After reviewing all of such proceedings known at the time of this filing, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings, in excess of amounts currently reserved, are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations. As a result of the changes in the Company's insurance program effective April 1, 2003, product liability costs could have a greater impact on the consolidated results of operations and financial position of the Company in future periods than in the past and, in some periods, could be material. The Company is aggressively managing its product liability costs.

FORWARD-LOOKING STATEMENTS

This report contains what the Company believes are "forward-looking statements," as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding projections, expectations or matters that the Company anticipates may happen with respect to the future performance of the industries in which the Company operates, the economies of the United States and other countries, or the performance of the Company itself, which involve uncertainty and risk. Such "forward-looking statements" are generally, though not always, preceded by words such as "anticipates," "expects," "believes," "projects," "intends," "plans," "estimates," and similar terms that connote a view to the future and are not merely recitations of historical fact. Such statements are made solely on the basis of the Company's current views and perceptions of future events, and there can be no assurance that such statements will prove to be true. It is possible that actual results may differ materially from those projections or expectations due to a variety of factors, including but not limited to:

o changes in economic and business conditions in the world, especially the continuation of the global tensions and risks of further terrorist incidents that currently exist;

o increased competitive activity, including the inability of the Tire segment to obtain and maintain price increases to offset higher production or material costs;

o        the failure to achieve expected sales levels;

o        consolidation among the Company's competitors and customers;

o        technology advancements;

o unexpected costs and charges, including those associated with new vehicle launches;

o fluctuations in raw material and energy prices, including those of steel, crude petroleum and natural gas and the unavailability of such raw materials or energy sources;

o        changes in interest and foreign exchange rates;

o increased pension expense resulting from investment performance of the Company's pension plan assets and changes in discount rate, salary increase rate, and expected return on plan assets assumptions;

o government regulatory initiatives, including the proposed and final regulations under the TREAD Act;

o the cyclical nature and overall health of the global automotive industry, and the impact of the inability of the Company's customers to meet their sales and production goals;

o changes in the Company's customer relationships, including loss of particular business for competitive or other reasons;

o the impact of labor problems, including a strike brought against the Company or against one or more of its large customers;

o        litigation brought against the Company;

o an adverse change in the Company's credit ratings, which could increase its borrowing costs and/or hamper its access to the credit markets;

o the impact of the disposition of Cooper-Standard Automotive, if completed;

o the inability of its segments to execute the cost reduction/Asian strategies outlined by each for the coming year; and

o the impact of reductions in the insurance program covering the principal risks to the Company, and other unanticipated events and conditions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at September 30, 2004 from those detailed in the Company's Annual Report on Form 10-K filed with the U. S. Securities and Exchange Commission ("SEC") for the year ended December 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

Pursuant to the requirements of the Sarbanes-Oxley Act, the Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, including its internal controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in identifying the information required to be disclosed in the Company's periodic reports filed with the SEC, including this quarterly report on Form 10-Q, and ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases, in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000. After reviewing all such proceedings known at the time of this filing, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings, in excess of amounts currently reserved, are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations. As a result of the changes in the Company's insurance program effective April 1, 2003, product liability costs could have a greater impact on the consolidated results of operations and financial position of the Company in future periods than in the past and, in some periods, could be material.

On September 17, 2004, the Company announced the signing of a definitive agreement to sell its automotive business, Cooper-Standard Automotive. On September 27, 2004, the United Steel Workers of America ("USWA") filed a complaint asserting they have the right to require the buyer to negotiate new labor agreements affecting four Cooper-Standard facilities before a sale takes place. On November 2, 2004, the U. S. District Court for the Northern District of Indiana issued a preliminary injunction enjoining the sale of those four facilities and ordering expedited arbitration of the USWA grievance to determine whether the proposed sale violates successorship language of the collective bargaining agreements. On November 5, 2004, the Company appealed this decision to the U. S. Seventh Circuit Court of Appeals. The Company believes this ruling will be reversed on appeal and continues to pursue the closing of the transaction according to the original schedule.

ITEM 5. OTHER INFORMATION

(a) On September 11, 2004, management of the North American Tire segment determined that an impairment charge of $7.3 million with respect to equipment used in the production of radial medium truck tires at the segment's Albany, Georgia facility was required under generally accepted accounting principles. The equipment was tested for impairment as a result of approval of a plan to cease production of radial medium truck tires at the Albany facility by the end of the third quarter of 2005. These tires will be sourced from Asian manufacturers in the future. As a result of the charge, the equipment has been written down to its fair market value as determined by the Company's expectations for proceeds upon its disposition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         (4) Amendment No. 1 to Amended and Restated Rights Agreement, dated as of May 7, 2004, by and among Cooper Tire & Rubber Company, Fifth Third and Computershare Investor Services, LLC

         (10) Stock Purchase Agreement, dated as of September 16, 2004, by and among Cooper Tire & Rubber Company, Cooper Tyre & Rubber Company UK Limited, and CSA Acquisition Corp.

         (31.1)   Certification of Chief Executive Officer pursuant to Rule 13a
                  - 14(a)

         (31.2)   Certification of Chief Financial Officer pursuant to Rule 13a
                  - 14(a)

         (32) Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

A Form 8-K (Item 8.01) was furnished on September 8, 2004 relating to the Company's announced cessation of inner tube production.

A Form 8-K (Items 1.01 and 9.01) was furnished on September 17, 2004 relating to the Company's announcement of the execution of a definitive stock purchase agreement to sell its automotive business, Cooper-Standard Automotive.

A Form 8-K (Items 2.02 and 9.01) was furnished on October 21, 2004 relating to the release of the Company's third quarter 2004 earnings.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         COOPER TIRE & RUBBER COMPANY



                                         /S/ P. G. Weaver
                                         -------------------------------------
                                         P. G. Weaver
                                         Vice President and Chief
                                           Financial Officer
                                         (Principal Financial Officer)






                                         /S/ E. B. White
                                         -------------------------------------
                                         E. B. White
                                         Corporate Controller
                                         (Principal Accounting Officer)


November 8, 2004
----------------
    (Date)