Form 10-K
period 2004-12-31
COOPER TIRE & RUBBER CO
filed 2005-03-11
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___to___

Commission File Number 001-04329

COOPER TIRE & RUBBER COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	34-4297750 (I.R.S. employer identification no.)

701 Lima Avenue, Findlay, Ohio (Address of principal executive offices)	45840 (Zip Code)

Registrant’s telephone number, including area code: (419) 423-1321

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $1 par value per share	New York Stock Exchange
Rights to Purchase Series A Preferred Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☑       No ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2004 was $1,676,412,180.

The number of shares outstanding of the registrant’s common stock as of February 28, 2005 was 70,170,779.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into the following Parts of this Form 10-K:

The registrant’s definitive proxy statement dated March 22, 2005 for its 2005 Annual Meeting of Stockholders

Part III, Items 10 – 14

1

COOPER TIRE & RUBBER COMPANY – FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

10-K Pages
Cover	1
Table of Contents	2
Part I
Item 1 – Business	2-6
Item 2 – Properties	6
Item 3 – Legal Proceedings	6
Item 4 – Submission of Matters to a Vote of Security Holders	6
Part II
Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7-8
Item 6 – Selected Financial Data	8-9
Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-26
Item 7A – Quantitative and Qualitative Disclosures About Market Risk	27
Item 8 – Consolidated Financial Statements and Supplementary Data	28-61
Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	62
Item 9A – Controls and Procedures	62-63
Item 9B – Other Information	63
Part III
Item 10 – Directors and Executive Officers of the Registrant	63-64
Item 11 – Executive Compensation	64
Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	65
Item 13 – Certain Relationships and Related Transactions	65
Item 14 – Principal Accountant Fees and Services	65
Part IV
Item 15 – Exhibits and Financial Statement Schedules	65-66
Signatures	67
Exhibit Index	68-70
EX-10(XXI) NON-EMPLOYEE DIRECTORS COMP DEFERRAL PLAN
EX-10(XXVI) FIRST AMEND TO STOCK PURCHASE AGREEMENT
EX-10(XXVII) STRATEGIC SUBSCRIPTION AGREEMENT
EX-13 ANNUAL REPORT TO SECURITY HOLDERS
EX-21 SUBSIDIARIES
EX-23 CONSENT
EX-24 POWER OF ATTORNEY
EX-31.1 CERTIFICATION 302-CEO
EX-31.2 CERTIFICATION 302-CFO
EX-32 CERTIFICATION 906-CEO AND CFO

PART I

Item 1. BUSINESS

Cooper Tire & Rubber Company (“Cooper” or the “Company”) is a leading manufacturer of replacement tires. It is the fourth largest tire manufacturer in North America and, according to a recognized trade source, is the eighth largest tire company in the world based on sales. Cooper focuses on the manufacture and sale of passenger and light truck replacement tires. It also manufactures radial medium truck tires and materials and equipment for the truck tire retread industry.

The Company is organized into two separate, reportable, business segments: North American Tire Operations and International Tire Operations. Each segment is managed separately because they operate in different geographic locations. Additional information on the Company’s segments, including their financial results, total assets, products, markets and presence in particular geographic areas, appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Business Segments” note to the consolidated financial statements.

In 2004, as a result of the anticipated sale of its automotive operations and the announced exiting of the inner tube business, Cooper designated certain plants and facilities as Discontinued Operations. These include the assets and facilities of Cooper-Standard Automotive, which was sold on December 23, 2004, and the Company’s inner tube operations in Clarksdale, Mississippi which are being held for sale.

Cooper was incorporated in the State of Delaware in 1930 as the successor to a business originally founded in 1914. Based in Findlay, Ohio, Cooper currently operates 9 manufacturing facilities and 17 distribution centers in 5 countries. As of December 31, 2004, the Company employed 8,739 persons worldwide.

Business Segments

North American Tire Operations

The North American Tire Operations segment produces passenger car and light truck tires, primarily for sale in the United States replacement market, and materials and equipment for the tread rubber industry. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not sell its products directly to end users and does not manufacture tires for sale to the automobile original equipment manufacturers (“OEMs”).

In addition to the passenger car and light truck tires, the segment currently produces radial medium truck tires in its Albany, Georgia facility. The segment has announced plans to transfer its radial medium truck tire production to China through contract manufacturing arrangements that will make domestic production capacity available for the production of larger light truck tires and other higher-margin products.

The segment operates in a highly competitive industry, which includes Bridgestone Corporation, Goodyear Tire & Rubber Company and Groupe Michelin. These competitors are substantially larger than the Company and serve the OEM as well as the replacement portion of the tire market. The segment also faces competition from low-cost producers in Asia and South America. Some of those producers are foreign subsidiaries of the segment’s competitors in North America. The segment had a market share in 2004 of approximately 17 percent of all light vehicle replacement tire sales in the United States. A small percentage of the products manufactured by the segment in the United States are exported throughout the world.

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

Success in competing for the sale of replacement tires is dependent upon many factors, the most important of which are price, quality, availability through appropriate distribution channels and relationships with dealers. Other factors of importance are warranty, credit terms and other value-added programs. The segment has built close working relationships through the years with its independent dealers and believes those relationships have enabled it to obtain a competitive advantage in the replacement market. As a steadily increasing percentage of replacement tires are sold by large regional and national tire retailers, the segment has increased its penetration of those distribution channels, while maintaining a focus on its traditionally strong network of independent dealers. In addition, as an increasing percentage of replacement tires sold are in the high performance and ultra-high performance categories, the segment has worked aggressively to increase its production capacity of this type of premium tire so as to be able to keep up with increasing customer demand. Part of this capacity expansion is comprised of the outsourcing of opening price point and economy type tires to contract manufacturers in Asia. This outsourcing frees up essential production capacity within the segment’s North American facilities to build additional high performance and ultra-high performance premium products. The segment currently has manufacturing supply agreements with two Asian manufacturers to provide entry level passenger tires from China for distribution in the United States. In total, the segment sourced approximately 300,000 tires from China in 2004.

Both the replacement tire and retread products businesses of the segment have broad customer bases. No customer of the North American Tire segment accounted for ten percent or more of the consolidated net sales of the Company in 2004. Overall, a balanced mix of customers and the offering of both proprietary brand and private label tires help to protect the segment from the adverse effects that could result from the loss of a major customer. Customers place orders on a month to month basis and the segment adjusts production and inventory to meet those orders which results in varying backlogs of orders at different times of the year.

International Tire Operations Segment

The International Tire Operations segment produces passenger car, light truck, racing and motorcycle tires and markets these products primarily to dealers in the replacement markets in the United Kingdom, continental Europe and Scandinavia. The segment does not sell its products directly to end users and does not manufacture tires for sale to OEMs, other than several small contracts with specialty vehicle manufacturers in the United Kingdom.

The segment currently has manufacturing facilities in the United Kingdom under the Cooper-Avon subsidiary and is pursuing opportunities for future expansion in Asia through joint ventures and other forms of alliance, as well as through existing contract manufacturing arrangements. In 2004, the segment established an administrative and sales office in China through which it will manage and develop the Company’s increasing relationships in Asia.

The segment recently announced the formation of a joint venture with an Asian partner to build a manufacturing plant in China. Production in this facility is scheduled to commence in 2006. In addition, the segment currently has a manufacturing supply agreement with an Asian manufacturer to provide entry level passenger tires from China for distribution in the European market. In total, the segment sourced approximately 700,000 tires from China in 2004.

As in North America, the segment operates in a highly competitive industry, which includes Bridgestone Corporation, Goodyear Tire & Rubber Company and Groupe Michelin. These competitors are substantially larger than the Company and serve the OEM as well as the replacement portion of the tire market.

Discontinued Operations

The discontinued operations as reported in this Form 10-K include the operations of Cooper-Standard Automotive (formerly the Automotive segment) which was sold on December 23, 2004 and the operations of the Company’s inner tube business in Clarksdale, Mississippi (formerly part of the North American Tire segment) which was exited in the fourth quarter of 2004.

During the year, Cooper-Standard Automotive produced components, systems, subsystems and modules for incorporation into the passenger vehicles and light trucks manufactured by the global automotive OEMs. Replacement parts for current production vehicles are also produced. The main products include automotive body sealing systems and products, noise, vibration and harshness (“NVH”) control products and fluid systems products as well as a small amount of extruded plastic body side moldings.

Nearly all of Cooper-Standard’s products were sold as original equipment directly to the OEMs for installation on new vehicles or, in a lesser number of cases, to Tier 1 suppliers who do the same. Accordingly, sales of such products were directly affected by the annual vehicle production of OEMs, and in particular, the production levels of the vehicles for which specific parts were being provided. In most cases, the Cooper-Standard’s products were designed and engineered for a specific vehicle platform and could be used on other vehicles.

The company elected to sell Cooper-Standard Automotive in order to more fully focus management attention and company resources on the primary business of replacement tires. The sale was completed on December 23, 2004 for $1.221 billion.

The Company’s inner tube operations have faced increasing competition from foreign manufacturers over the past several years. The resulting price erosion has made it extremely difficult to continue the operation profitably and so the decision was made in the third quarter of 2004 to exit this business. The Clarksdale, Mississippi facility is currently being held for sale.

Raw Materials

The principal raw materials for the Tire segment include synthetic rubber, carbon black, natural rubber, chemicals and reinforcement components. The Company acquires its raw materials from multiple sources both within and outside the United States to provide greater assurance of continuing supplies for its manufacturing operations. Because of the similarity of raw materials used in the processes of both the North American Tire and International Tire segments, the Company’s purchasing efforts for the two segments are substantially centralized, which has resulted in efficiencies and reduced administrative costs.

Reliable supply of raw materials was a significant concern to the Company during 2004, and contributed to the volatility of the Company’s costs for certain commodities. Supply was adversely affected by production curtailments resulting from scheduled and unplanned maintenance at supplier facilities, rationalization of supplier capacity through facility and processing line closures, and strong global demand primarily in Asia. Synthetic rubber and steel reinforcement materials were most significantly affected. The availability of the types of steel rod used to produce tire reinforcement components improved during the year as U.S. production came on stream in late 2004. The Company was successful in its efforts to manage supply and, as a result, did not experience shortages of the raw materials needed to meet its production requirements.

The Company has a purchasing office in Singapore to acquire natural rubber and various raw materials directly from producers in the Far East. This purchasing operation enables the Company to work directly with producers to maintain the consistency of quality and to reduce the costs of materials, delivery and transactions.

The Company is an equity investor in RubberNetwork.com LLC, which was established by a group of manufacturers in the tire and rubber industry to achieve cost savings in the procurement of raw materials and indirect materials and supplies through the application of e-business technology. The Company realized savings of $4.5 million in purchasing certain raw materials and supplies through the use of this procurement method during 2004.

The Company’s contractual relationships with its raw material suppliers are generally based on purchase order arrangements. For natural rubber and natural gas, procurement is managed using long-term agreements, buying forward of production requirements and utilizing the spot market when advantageous. For steel-based tire reinforcement materials, procurement is managed through long-term supply contracts. For other principal materials, procurement arrangements include multi-year supply agreements that may contain formula-based pricing based on commodity indices. These arrangements only cover quantities needed to satisfy normal manufacturing demands.

Working Capital

The Company sold its automotive operations, known as Cooper-Standard Automotive, in a transaction which closed on December 23, 2004. The sale generated proceeds of approximately $1.2 billion which will be used for debt reduction, the repurchase of shares, investment in tire operations, or a combination thereof. At December 31, 2004 the Company held cash of $882 million and short-term investments of $46 million.

The Company maintains a strong working capital position. Inventories turn regularly and accounts receivable and accounts payable are well managed. The Company engages in a rigorous credit analysis of its independent tire dealers and monitors their financial positions. The North American Tire segment offers incentives to certain of its customers to encourage the payment of account balances prior to their scheduled due dates.

Research, Development and Product Improvement

The Company directs its research activities toward product development, improvements in quality, and operating efficiency. The Company continues to actively develop new light vehicle tires, primarily in the specialty light truck, sport truck and high performance categories. The Company conducts extensive testing of current tire lines, as well as new concepts in tire design, construction and materials. During 2004, approximately 81 million miles of tests were performed on indoor test wheels and in monitored road tests. The Company has a tire and vehicle test track in Texas that assists the Company’s testing effects. Uniformity equipment is used to physically monitor its tires for high standards of ride quality. The Company continues to design and develop specialized equipment to fit the precise needs of its manufacturing and quality control requirements.

Research and development expenditures for the last three years are shown below:

Year	Expenditures
2002	$14.7 million
2003	$17.5 million
2004	$18.6 million

Patents, Intellectual Property and Trademarks

The Company owns and/or has licenses to use patents and intellectual property, covering various aspects in the design and manufacture of its products and processes, and equipment for the manufacture of its products which will continue to be amortized over the next five to 12 years. While the Company believes these assets as a group are of material importance, it does not consider any one asset or group of these assets to be of such importance that the loss or expiration thereof would materially affect its business.

The Company owns and uses tradenames and trademarks worldwide. While the Company believes such tradenames and trademarks as a group are of material importance, the trademarks the Company considers most significant to its business are those using the words “Cooper,” “Mastercraft” and “Avon.” The Company believes all of these significant trademarks are valid and will have unlimited duration as long as they are adequately protected and appropriately used. Certain other tradenames and trademarks are being amortized over the next 11 to 24 years.

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

The Company’s manufacturing facilities, like those of the industry generally, are subject to numerous laws and regulations designed to protect the environment. In general, the Company has not experienced difficulty in complying with these requirements and believes they have not had a material adverse effect on its financial condition or the results of its operations. The Company expects additional requirements with respect to environmental matters will be imposed in the future. The Company’s 2004 expense and capital expenditures for environmental matters at its facilities were not material, nor is it expected that expenditures in 2005 for such uses will be material.

Foreign Operations

The Company has a manufacturing facility located in the United Kingdom and four distribution centers and five sales offices in Europe. The Company has an administrative and sales office in China and a purchasing office in Singapore.

The Company believes the risks of conducting business in less developed markets, including China and other Asian countries, are somewhat greater than in the United States, Canadian and Western European markets. This is due to the potential for currency volatility, high interest and inflation rates, and the general political and economic stability that are associated with emerging markets.

The Company’s 2004 net sales attributable to its foreign subsidiaries, and shipments of exports from the United States, approximated $400 million, or approximately 19 percent of consolidated net sales. Additional information on the Company’s foreign operations can be found in the “Business Segments” note to the consolidated financial statements.

Available Information

The Company makes available free of charge on or through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the U.S. Securities and Exchange Commission (“SEC”). The Company’s Internet address is http://www.coopertire.com. The Company had adopted corporate governance guidelines, a code of business conduct and ethics and charters for each of its Audit Committee, Compensation Committee and Nominating and Governance Committee each of which are available on the Company’s Internet website and will be available to any stockholder who requests them from the Company’s Director of Investor Relations. The information contained on the Company’s website is not incorporated by reference in this annual report on Form 10-K and should not be considered a part of this report.

Item 2. PROPERTIES

As shown in the following table, at December 31, 2004 the Company maintained 40 manufacturing, distribution, and office facilities worldwide. The Company owns a majority of the manufacturing facilities while some manufacturing, distribution and office facilities are leased.

	North
Type of Facility	America	Europe	Asia	Total
Manufacturing	8	1	—	9
Distribution	13	4	—	17
Technical Centers and Offices	7	5	2	14

Total	28	10	2	40

The Company believes its properties have been adequately maintained, generally are in good condition, and are suitable and adequate to meet the demands of each segment’s business.

Item 3. LEGAL PROCEEDINGS

The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at December 31, 2004.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

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

Cooper Tire & Rubber Company common stock is traded on the New York Stock Exchange under the symbol CTB. The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

Year Ended December 31, 2003	High	Low
First Quarter	$16.24	$11.84
Second Quarter	17.93	12.13
Third Quarter	18.65	15.77
Fourth Quarter	21.80	15.95

Year Ended December 31, 2004	High	Low
First Quarter	$23.36	$18.23
Second Quarter	23.60	19.65
Third Quarter	23.89	19.49
Fourth Quarter	22.48	17.20

(b)	Holders

The number of record holders at December 31, 2004 was 3,523.

(c)	Dividends

The Company has paid consecutive quarterly dividends on its common stock since 1973. Future dividends will depend upon the Company’s earnings, financial condition, and other factors. Additional information on the Company’s liquidity and capital resources can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company’s credit facilities, described in the “Debt” note to the consolidated financial statements, restrict the amount of retained earnings available for the payment of cash dividends and purchases of the Company’s common shares. At December 31, 2004, retained earnings of $1.4 billion were available for these purposes. Quarterly dividends per common share for the most recent two years are as follows:

	2003	2004
March	$0.105	$0.105
June	0.105	0.105
September	0.105	0.105
December	0.105	0.105

Total:	$0.420	$0.420

(d)	Issuer purchases of equity securities

			Total Number	Maximum Number
			of Shares	of Shares that
	Total Number	Average	Purchased as	May Yet Be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
Cumulative number @ January 1, 2002			1,304,400	8,695,600
October 1 thru 31, 2004	150,100	$18.95	1,454,500	8,545,500
November 1 thru 30, 2004	2,376,700	20.42	3,831,200	6,168,800
December 1 thru 31, 2004	1,503,300	21.08	5,334,500	4,665,500

Total	4,030,100

These shares were purchased through open market transactions as part of a share repurchase program authorized by the Company Board of Directors in May of 2000. At its February 15, 2005 meeting, the Board authorized the repurchase of up to $200 million worth of the Company’s common stock through open market transactions. This authorization to repurchase common shares also cancelled the May 2000 program.

Item 6. SELECTED FINANCIAL DATA

The following Selected Financial Data of the Company reflects its continuing operations after the sale of its automotive operations, known as Cooper-Standard Automotive, in a transaction which closed on December 23, 2004. The balance sheet data for 2003 and 2004 and income statement data for 2002, 2003 and 2004 were derived from audited financial statements. The balance sheet data for 2000, 2001 and 2002 and the income statement data for 2000 and 2001 are unaudited. However, these latter amounts were prepared using information from audited financial statements.

				Income from
				Continuing
				Operations		Income from		Earnings Per Share
	Net	Operating		Before		Continuing		from Continuing Operations
	Sales	Profit		Income Taxes		Operations		Basic		Diluted
2000	$1,767,465	$171,266	( a )	$119,997	( a )	$72,478	( a )	$0.98	( a )	$0.98	( a )
2001	1,673,160	49,513	( b )	11,762	( b )	7,328	( b )	0.10	( b )	0.10	( b )
2002	1,742,218	113,716		83,635		55,032		0.75		0.74
2003	1,850,853	65,019	( c )	37,205	( c )	27,344	( c )	0.37	( c )	0.37	( c )
2004	2,081,609	63,224	( d )	35,006	( d )	27,446	( d )	0.37	( d )	0.37	( d )

			Net Property,
	Stockholders'	Total	Plant &	Capital		Long-term
	Equity	Assets	Equipment	Expenditures	Depreciation	Debt

2000	$952,556	$2,896,673	$756,547	$107,598	$103,922	$1,030,097
2001	910,240	2,764,250	728,775	77,806	106,892	877,748
2002	941,716	2,712,209	696,208	74,935	109,347	875,378
2003	1,030,389	2,876,319	691,374	96,081	109,709	863,892
2004	1,170,533	2,668,084	729,420	159,308	109,805	773,704

	Long-term		Average
	Debt To	Dividends	Common Shares	Number of
	Capitalization	Per Share	(000)	Employees
2000	56.2%	$0.42	73,585	8,681
2001	55.7	0.42	72,559	8,324
2002	48.8	0.42	73,312	8,012
2003	45.6	0.42	73,688	8,325
2004	39.8	0.42	74,201	8,739

(a)	Amounts have been reduced by amortization of goodwill of $1,555 ($.01 per share).
(b)	Amounts have been reduced by class action costs of $72,194 ($44,977 after tax, $.62 per share) and amortization of goodwill of $1,607 ($.01 per share).
(c)	Amounts have been increased by the reversal of class action costs of $3,900 ($2,523 after tax, $.03 per share).
(d)	Amounts have been increased by the reversal of class action costs of $11,273 ($8,838 after tax, $.12 per share).

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business of the Company

The Company produces and markets passenger, light truck, medium truck and motorcycle tires which are sold nationally and internationally in the replacement tire market to independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive and racing products, and supplies retread equipment and materials to the commercial truck tire industry.

The Company sold its automotive operations, known as Cooper-Standard Automotive, in a transaction which closed on December 23, 2004. Cooper-Standard produces body sealing systems, active and passive vibration control systems, and fluid handling systems, primarily for the global automotive original equipment manufacturing and replacement markets. The sale generated proceeds of approximately $1.2 billion and a gain of $112 million. The sale provides the Company significant opportunities to focus exclusively on its global tire business where it believes more value can be generated over the longer term.

In January 2005, the Company announced an agreement had been reached with Kumho Tire Co., Inc. (“Kumho”) of Seoul, Korea to acquire approximately 11 percent of its common equity. The acquisition of the shares was completed on February 16, 2005 in connection with the initial public offering of common stock by Kumho listed on the Korean Stock Exchange and London Stock Exchange. The acquired shares are subject to a lock-up agreement for a three year period, to a put option by the Company after three years, and to a reciprocal call provision by Kumho. The Company and Kumho have also agreed to a standstill agreement relative to the shares of Kumho as well as to the shares of the Company. The Company believes it is important to form strategic relationships with other strong players in the global tire industry to realize a good return for shareholders and continue its planned growth in products, technology and market share. This investment will serve as a platform to explore synergies in various areas of shared interest.

The Company has evaluated the determination of its reporting segments as a result of changes in its organizational reporting structure and the classification of Cooper-Standard as discontinued operations. The Company has determined it has two reportable segments for continuing operations - North American Tire and International Tire. The Company’s reportable segments are each managed separately because they operate in different geographic locations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations presents information related to the consolidated results of the continuing operations of the Company, including the impact of restructuring costs on the Company’s results, a discussion of past results and future outlook of each of the Company’s segments, and information concerning both the liquidity and capital resources and critical accounting policies of the Company. A discussion of the past results of its discontinued operations and information related to the gain recognized on the sale of Cooper-Standard are also included. An important qualification regarding the “forward-looking statements” made in this discussion is then presented.

Consolidated Results of Continuing Operations

(Dollar amounts in millions except per share amounts)%				%
	2002	Change	2003	Change	2004
Revenues:
North American Tire	$1,604.5	4.9%	$1,682.6	11.4%	$1,874.9
International Tire	170.5	22.9	209.6	22.7	257.2
Eliminations	(32.8)	26.2	(41.4)	22.0	(50.5)

Net sales	$1,742.2	6.2%	$1,850.8	12.5%	$2,081.6

Segment profit:
North American Tire	$122.4	-37.3%	$76.8	-1.2%	$75.9
International Tire	11.4	-9.6	10.3	-8.7	9.4
Unallocated corporate charges and eliminations	(20.1)	10.0	(22.1)	—	(22.1)

Operating profit	113.7	-42.8	65.0	-2.8	63.2
Interest expense	31.6	-7.9	29.1	-5.2	27.6
Other income — net	(1.5)	-13.3	(1.3)	-146.2	0.6

Income before income taxes	83.6	-55.5	37.2	-5.9	35.0
Provision for income taxes	28.6	-65.4	9.9	-23.2	7.6

Net income from continuing operations	$55.0	-50.4%	$27.3	0.4%	$27.4

Basic earnings per share	$0.75	-50.7%	$0.37	—	$0.37

Diluted earnings per share	$0.74	-50.0%	$0.37	—	$0.37

2004 versus 2003

Consolidated net sales increased by $231 million in 2004. The increase was a result of improved pricing, net of volume-related sales offsets, and mix ($175 million), volume ($28 million) and favorable foreign currency translation ($28 million). Operating profit in 2004 was $2 million less than the operating profit reported in 2003. The favorable impacts of improved volume and pricing and mix ($144 million) were offset by increased raw material costs ($90 million), sales offsets ($20 million), increased product liability costs ($19 million), less efficient plant operations ($12 million), increased advertising costs ($12 million), increased restructuring costs ($7 million) and other items.

Selling, general, and administrative expenses were $172 million (8.3 percent of net sales) in 2004 compared to $146 million (7.9 percent of net sales) in 2003. The increased costs associated with an expanded advertising program, increases in salaries and fringe benefits associated with employee programs that provide for compensation based on the profitability of total Company financial results, and increased costs associated with professional services were the major factors causing this increase.

During 2004 the North American Tire segment conducted a review of the enhanced product warranty reserve established in connection with the 2001 settlement of class action litigation. This review resulted in an $11.3 million decrease to the segment’s reserve. In 2003, the segment conducted a similar review and reduced the reserve $3.9 million.

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

Effective April 1, 2003, the Company established a new excess liability insurance program. The new program covers the Company’s products liability claims occurring on or after April 1, 2003 and is occurrence-based insurance coverage which includes an increased per claim retention limit, increased policy limits, and the establishment of a captive insurance company. Premium costs for insurance coverage in excess of the self-insured amounts for the first policy year were $10.3 million higher than under the previous program, the per claim retention limit increased $13.3 million and the aggregate retention limit was eliminated, while excess liability coverage increased by $35 million. The program was renewed effective April 1, 2004 with a premium cost increase of less than one percent.

The products liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves, and legal costs incurred in defending claims against the Company offset by recoveries of legal fees. The Company is entitled to reimbursement under insurance contracts in place for periods ending prior to April 1, 2003 of legal fees expensed in prior periods based on events occurring in those periods. Products liability costs totaled $60.5 million in 2004 and $41.0 million in 2003. Recoveries of legal fees were $9.3 million in 2004 and $14.8 million in 2003. Policies applicable to claims occurring on April 1, 2003 and thereafter do not provide for recovery of legal fees. This new program was in place for the entire year in 2004 and for nine months in 2003, resulting in higher costs during 2004 compared to 2003. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

The Company experienced significant increases in the costs of certain of its principal raw materials and natural gas, the principal energy source used in its manufacturing processes, during 2004 compared with the levels experienced during 2003. The principal raw materials for the Company include synthetic rubber, carbon black, natural rubber, chemicals and reinforcement components. The increase in the cost of natural rubber was the most significant driver of higher raw material costs, increasing approximately 30 percent from 2003. The pricing volatility in commodities such as crude oil and steel contributed to the difficulty in managing the costs of related raw materials. Approximately 65 percent of the Company’s raw materials are crude oil-based, a commodity which repeatedly set new price ceilings during 2004. The average cost of natural gas during 2004 increased approximately 14 percent from the average cost during 2003.

Reliable supply of raw materials was a significant concern during 2004, and contributed to the volatility of the Company’s costs for certain commodities. Supply was adversely affected by production curtailments resulting from scheduled and unplanned maintenance at supplier facilities, rationalization of supplier capacity through facility and processing line closures, and strong global demand primarily in Asia. Synthetic rubber and steel reinforcement materials were most significantly affected. The availability of the types of steel rod used to produce tire reinforcement components improved during the year as new U. S. production came on stream in late 2004. The Company was successful in its efforts to manage supply and, as a result, did not experience shortages of the raw materials needed to meet its production requirements.

The Company manages the procurement of its raw materials and natural gas to guarantee supply and to obtain the most favorable pricing. For natural rubber and natural gas, procurement is managed using long-term agreements, buying forward of production requirements and utilizing the spot market when advantageous. For steel-based tire reinforcement materials, procurement is managed through long-term supply contracts. For other principal materials, procurement arrangements include multi-year supply agreements that may contain formula-based pricing based on commodity indices. These arrangements only cover quantities needed to satisfy normal manufacturing demands.

Interest expense decreased $1.5 million in 2004 reflecting the repayment of long-term debt. Other income was $1.9 million lower in 2004 as a result of the write-down of the Company’s investment in Rubber Network.com.

The Company’s effective income tax rate for continuing operations was 21.6 percent in 2004, lower than the 2003 rate of 26.5 percent. The net decrease is due primarily to the benefits of the Medicare prescription drug subsidy and other permanent differences.

The effects of inflation in areas other than raw materials and natural gas did not have a material effect on the results of operations of the Company in 2004.

2003 versus 2002

Consolidated net sales increased by $109 million in 2003 due to the positive impacts of improved net pricing and mix ($68 million), the Company’s acquisition of Mickey Thompson ($24 million) and favorable foreign currency translation ($17 million). Operating profit in 2003 fell to $65 million as the impact of higher raw material costs ($47 million), the inefficiencies resulting from not being able to operate the plants at full capacity during the first six months of 2003 ($25 million) and increases in products liability costs ($12 million) were only partially offset by improvements in product and customer mix ($25 million).

Selling, general, and administrative expenses were $146 million (7.9 percent of net sales) in 2003 compared to $142 million (8.1 percent of net sales) in 2002.

During 2003 the Tire segment conducted a review of its reserves for tire product warranties. This review resulted in an additional $3.1 million increase to the segment’s regular warranty reserve and a $3.9 million reduction of the estimated enhanced product warranty reserve established in connection with the 2001 settlement of class action litigation.

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

Effective April 1, 2003, the Company established a new excess liability insurance program. The new program covers the Company’s products liability claims occurring on or after April 1, 2003 and is occurrence-based insurance coverage which includes an increased per claim retention limit, increased policy limits, and the establishment of a captive insurance company. Premium costs for insurance coverage in excess of the self-insured amounts for the first policy year were $10.3 million higher than under the previous program, the per claim retention limit increased $13.3 million and the aggregate retention limit was eliminated, while excess liability coverage increased by $35 million. This new program was in place for nine months in 2003, resulting in higher costs during 2003 compared to 2002.

The products liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves, and legal costs incurred in defending claims against the Company offset by recoveries of legal fees. The Company is entitled to reimbursement under insurance contracts in place for periods ending prior to April 1, 2003 of legal fees expensed in prior periods based on events occurring in those periods. Products liability costs totaled $41.0 million in 2003 and $29.0 million in 2002. Recoveries of legal fees were $14.8 million in 2003 and $8.0 million in 2002. Policies applicable to claims occurring on April 1, 2003 and thereafter do not provide for recovery of legal fees.

The Company experienced significant increases in the costs of certain of its principal raw materials and natural gas, the principal energy source used in its manufacturing processes, during 2003 compared with the levels experienced during 2002. The principal raw materials for the Tire segment include synthetic rubber, carbon black, natural rubber, chemicals and reinforcement components. The increase in the cost of natural rubber was the most significant driver of higher raw material costs, increasing approximately 60 percent from 2002. The average cost of natural gas during 2003 increased approximately 70 percent from the average cost during 2002. The Company manages the procurement of its raw materials and natural gas to guarantee supply and to obtain the most favorable pricing. For natural rubber and natural gas, procurement is managed using long-term agreements, buying forward of production requirements and buying in the spot market. For steel-based tire reinforcement materials, procurement is managed through supply contracts of one year or more. For other principal materials, procurement arrangements include multi-year supply agreements that may contain formula-based pricing based on commodity indices. These arrangements only cover quantities needed to satisfy normal manufacturing demands.

Interest expense decreased $2.5 million in 2003 reflecting the repayment of debt and lower interest rates. Other income was relatively unchanged from 2002.

The Company’s effective income tax rate was 26.5 percent in 2003, lower than the 2002 rate of 34.2 percent. The rate decrease from 2002 is due to the impact of additional tax credits and the mix of earnings across foreign and domestic jurisdictions.

The effects of inflation in areas other than raw materials and natural gas did not have a material effect on the results of operations of the Company in 2003.

Restructuring

During 2002, the International Tire segment recorded $134,000 of restructuring costs related to employee terminations at its United Kingdom facility and the North American Tire segment recorded $37,000 of restructuring costs associated with the downsizing of a manufacturing facility.

During 2003, the North American Tire segment recorded $2.1 million of employee severance costs related to a management reorganization. All employees affected by this reorganization have left the Company and were paid their severance package in accordance with the terms of their separation. The segment also incurred an additional $90,000 of nonaccruable restructuring expenses associated with this initiative in 2003.

During 2004, the North American Tire segment initiated two restructuring plans. In the second quarter, the segment announced an initiative to consolidate its pre-cure retread operations in Asheboro, NC, and recorded a charge of $1.7 million to write certain related equipment down to its scrap salvage value (the fair market value) and recorded $102,000 in equipment disposal costs. In the third quarter, a plan to cease production of radial medium truck tires by the end of 2005 at the Albany, GA tire facility was announced. These tires will be sourced from Asian manufacturers in the future. No employees will be affected by this initiative. The segment recorded an impairment charge of $7.5 million for equipment associated with radial medium truck tire production to write the equipment down to its fair market value as determined by sales proceeds negotiated with a potential buyer.

Additional information related to these restructuring initiatives appears in the “Restructuring” note to the consolidated financial statements.

North American Tire Segment

		Change		Change
	2002	%	2003	%	2004
(Dollar amounts in millions)

Sales	$1,604.5	4.9%	$1,682.6	11.4%	$1,874.9

Operating profit	$122.4	-37.3%	$76.8	-1.2%	$75.9

Operating profit margin	7.6%	-3.1%	4.6%	-0.5%	4.0%

United States unit sales changes:
Passenger tires
Company		-%		-1.6%
RMA members		1.4%		1.6%

Light truck tires
Company		-%		9.1%
RMA members		-2.9%		1.6%

Total light vehicle tires
Company		-%		0.3%
RMA members		0.7%		1.6%

Total segment unit sales changes		2.0%		0.2%

Overview

Sales of passenger car and light truck tire replacement units in the United States market by members of the Rubber Manufacturers Association (“RMA”), a group comprised of the largest eleven tire companies in the world including the segment, and which accounted for approximately 90 percent of the total United States tire market in both 2003 and 2004, increased 1.6 percent in 2004 from levels in 2003. In 2003, RMA member replacement unit sales increased by .7 percent from 2002 sales levels. Sales of replacement tire units in the United States by non-RMA members, which consist primarily of smaller manufacturers located outside the United States, increased by 11 percent in 2004 following an increase of approximately 17 percent during 2003.

The market was strong during the first six months of 2004, increasing six percent from the volumes of the first six months of 2003. It weakened, however, during the last six months of 2004 to a level slightly below the strong level of the comparable 2003 period.

2004 versus 2003

Sales of the North American Tire segment increased $192 million in 2004 from levels in 2003. Improved net pricing and product mix ($159 million), increased volume ($12 million), and the full year impact of the segment’s March 2003 acquisition of Mickey Thompson Performance Tires & Wheels ($6 million) accounted for the sales increase. Increased demand resulting from a stronger market environment and new product offerings of high performance, sport utility vehicle and light truck tires contributed to the increased unit tire sales. The segment recorded increases in the sales of its proprietary, brand name tires and increased sales in the distributor and regional retail business. Declines in sales to the segment’s mass merchandiser customers were primarily in the economy and broadline passenger tire lines.

In the United States, the segment’s unit sales of passenger and light truck tires increased slightly from the 2003 levels. During the first six months of 2004, the segment’s passenger and light truck tire sales increased 6.5 percent and 24.2 percent, respectively, compared to increases of 5.5 percent and 9.1 percent for RMA members. Passenger tires accounted for nearly 80 percent of the combined passenger and light and medium truck replacement tire market in 2004. The segment’s increased sales of its high performance and sport utility vehicle tires were factors contributing to this performance. New light truck products introduced since 2003 helped the segment to outperform the RMA increase in that product category. For the year, the segment’s sales of passenger tires decreased 1.6 percent and light truck tire sales increased 9.7 percent. The RMA increases in these categories each approximated two percent for the year. Limitations in product availability resulting from capacity constraints during the last six months of 2004 limited the segment’s ability to satisfy customer requirements. The decreases in passenger tire sales occurred primarily in the broadline and economy products distributed through the segment’s mass merchandiser customers. The incremental expansions initiated at the segment’s United States tire facilities during the year are increasing capacity to support higher production levels of high performance tires in the future.

Segment operating profit in 2004 decreased less than $1 million from 2003. Operating margins in 2004 were .6 percentage points below 2003 levels. The impacts of higher raw material costs ($86 million), increasing production complexity, increases in products liability costs ($20 million), increased costs associated with an expanded advertising program ($12 million) and marketing and promotional programs were partially offset by higher volume and improved pricing and product mix.

2003 versus 2002

Sales of the North American Tire segment increased $78 million in 2003 from levels in 2002. Tire unit sales for 2003 were up two percent from 2002. Better economic conditions and new product offerings of high performance, sport utility vehicle and light truck tires contributed to the increased unit tire sales. The segment recorded increased sales of its proprietary, brand name tires and increased sales in the regional retail business. Sales from the segment’s acquisition of Mickey Thompson Performance Tires & Wheels, completed in March 2003, increased sales for the year by approximately $24 million.

In the United States, the segment’s unit sales of passenger and light truck tires were unchanged from 2002 levels. During the last six months of 2003, the segment’s passenger tire sales increased more than seven percent compared to an increase of slightly more than five percent for RMA members. Passenger tires accounted for approximately 80 percent of the combined passenger and light and medium truck replacement tire market in 2003. The segment’s increased sales of its high performance and sport utility vehicle tires were factors contributing to this performance. The segments’ sales of its light truck tires increased more than nine percent during the last six months of 2003 compared to the comparable period in 2002. The RMA increase in this category was slightly more than two percent. New light truck products introduced earlier in the year helped the segment outperform the RMA increase in that product category.

Segment operating profit in 2003 decreased $46 million from the level achieved in 2002. Operating margins in 2003 were three percentage points below 2002 levels. Higher raw material costs of approximately $46 million, increases in products liability costs of $12 million, and the inefficiencies resulting from not being able to operate the plants at full capacity during the first six months of 2003 were partially offset by improvements in product and customer mix, and resulted in the lower operating profit.

Outlook

The segment is optimistic regarding its plans for 2005. New business launched during the first half of 2004 will be in effect for the entire year and additional new business is scheduled to launch beginning in the second quarter of 2005. Continued market share gains by several of its private brand customers, improved product availability, and increased volumes of high performance products are expected to contribute to 2005 sales. The segment continues to develop new products in its specialty light truck, sport truck, and high performance product offerings to satisfy current market demand. These new products are expected to improve the profitability of the segment by improving the mix of its products.

Outsourcing of radial medium truck and certain passenger tire products to Asian manufacturers and production expansions at the segment’s domestic tire manufacturing facilities should provide adequate supply to meet customer demands by the third quarter. Investments in new and more efficient production equipment are currently underway to increase productivity and capacity and are expected to be fully implemented during 2005. These expansions will help to offset increased complexity in the segment’s production facilities in future periods and provide additional annual production capacity of more than three million tires to meet the steadily increasing demand for the segment’s tires.

The segment is transferring its radial medium truck tire production to China through contract manufacturing arrangements which will make domestic production capacity available for the production of larger light truck tires and other higher-margin products. In total, the segment sourced approximately 300,000 economy passenger and medium truck tires from China in 2004 and expects to source nearly two million tires in 2005 through various manufacturing initiatives. These initiatives are important to the segment’s ability to profitably provide tire products to its customers in North America.

Raw material costs for natural rubber, synthetic rubber, chemicals, carbon black, and steel reinforcements remain at unprecedented high levels near term due to ongoing tight supply, production disruptions at supplier production facilities, and continued historically high prices for crude oil, steel wire rod and natural rubber. The segment believes raw material costs will significantly increase on average in the first quarter of 2005 compared to the first quarter of 2004. In January, the segment announced a price increase to be effective in March 2005. The Company is anticipating the supply concerns will begin to ease by the end of the second quarter and may contribute to the moderation of raw material costs. Natural gas cost also continues to remain at historical high levels. Supply and price of natural gas are managed through the use of long-term agreements and forward positions.

The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000. Effective April 1, 2003, the Company established a new excess liability insurance program. The new program covers the Company’s products liability claims occurring on or after April 1, 2003 and is occurrence-based insurance coverage which includes an increased per claim retention limit, increased policy limits, and the establishment of a captive insurance company. Premium costs for insurance coverage in excess of the self-insured amounts for the current policy year are $10.4 million higher than under the previous program, the per claim retention limit increased $13.3 million and the aggregate retention limit was eliminated, while excess liability coverage increased by $35 million. It is possible the cost of this litigation and the number of claims brought against the Company will remain at the current levels during 2005. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

The Transportation Recall Enhancement Accountability and Documentation Act (“TREAD Act”) which became law on November 1, 2000 will directly impact the tire industry. The TREAD Act and any rules promulgated under the TREAD Act are applicable to all tire manufacturers and importers of tires who sell tires in the United States, regardless of where such tires are manufactured. Pursuant to the statute, the National Highway Transportation Safety Administration (“NHTSA”), the federal agency that oversees certain aspects of the tire industry, has proposed rules relating to test standards, tire labeling, tire pressure monitoring, early warning reporting, tire recalls and record retention. Rules for certain of these issues have been finalized; however, petitions for reconsideration of certain of the finalized rules have been filed by the RMA on behalf of its member tire manufacturers with NHTSA and the outcome of those petitions cannot be predicted with any certainty. The segment incurred approximately $3.4 million of costs during 2004 to comply with changes mandated by the technical design rules of the TREAD Act and anticipates incurring approximately $500,000 of costs during 2005 and approximately $3 million during both 2006 and 2007 to comply with the rules phasing in during 2005.

The segment believes its operating profit levels will continue to improve beyond the first quarter of 2005 not only due to higher sales volumes and the implementation of announced price increases, but also due to the favorable impact of improved product mix. Aggressive growth plans for specific house brand and key private brand customers, growth in high performance product lines, and increasing demand for sport utility vehicle and light truck tire lines are expected to yield higher margins and contribute favorably to the segment’s operating profit. Additionally, the segment continues to implement Lean manufacturing and other cost reduction initiatives, including improved manufacturing efficiencies, to help offset increased raw material and products liability costs.

International Tire Segment

		Change		Change
	2002	%	2003	%	2004
(Dollar amounts in millions)
Sales	$170.5	22.9%	$209.6	22.7%	$257.2
Operating profit	$11.4	-9.6%	$10.3	-8.7%	$9.4
Operating profit margin	6.7%	-1.8%	4.9%	-1.2%	3.7%
Unit sales change		12.8%		5.8%

Overview

The International Tire segment manufactures and markets passenger car, light truck and motorcycle tires for the replacement market, as well as racing tires and materials for the tire retread industry, in Europe and the United Kingdom. The segment continues to pursue opportunities for expansion in Asia through joint ventures and other forms of alliance.

Shipments of passenger car and light truck tires in the segment’s European markets, based on data published by the industry and other sources, increased approximately three percent in 2004 from 2003. During 2003, industry shipments increased approximately five percent from 2002.

2004 versus 2003

Sales of the International Tire segment increased almost $48 million, or 23 percent, in 2004 from the sales levels in 2003. The segment’s unit sales increased 5.8 percent in 2004 from levels in 2003. Approximately $28 million of the increase was attributable to the foreign currency impact of a weakened United States dollar in relation to the British pound. The remaining sales growth resulted from increased sales volumes in established distribution channels, sales growth of new product offerings in the performance line of tires and improved pricing.

Operating profit for the segment in 2004 was approximately $1 million lower than in 2003 as the contributions of increased volume ($7 million) and improved pricing were offset by higher raw material costs ($3 million), expenses related to the startup of the segment’s Asian operations ($1.5 million), and increases in utility and other plant costs.

2003 versus 2002

Sales of the segment’s international operations increased $39 million, or 23 percent, in 2003 from 2002. The segment’s unit sales increased 12.3 percent in 2003 from levels in 2002. Approximately $17 million of the increase in 2003 was attributable to the foreign exchange impact of a weakened United States dollar in relation to the British pound. The remaining sales growth resulted primarily from strong winter and sport utility vehicle tire sales in Europe, the addition of new accounts in 2003 and increased volumes in established distribution channels.

Operating profit for 2003 was almost $1 million below 2002 levels as less favorable pricing and mix, increased raw material costs and increased costs of plant operations were not entirely offset by the increased sales volumes.

Outlook

The segment’s Asian strategy calls for alignment with strategic partners it believes will provide access to the local market and position the segment to take advantage of the significant growth anticipated within the region over the next five to ten years. The International Tire segment has formed a joint venture with Kenda Rubber Industrial Co., Ltd. of Taiwan (“Kenda”) to build a tire manufacturing facility in China. The joint venture is waiting for final approvals of this project and expects to commence construction of the facility in the very near future. All tires produced at the facility during the first five years after startup will be exported by the segment to its customers in North America and the rest of the world. The segment also has a manufacturing supply agreement with Kenda to provide opening-price point passenger tires from China for distribution in the European market.

The segment continues to evaluate several other opportunities for small acquisitions or several strategic alliances which, when combined with its Kenda relationships, the Company’s investment in Kumho and the North American tire segment’s off-take agreement with Hangzhou Zhongce Rubber Co., Ltd. of China (“Hangzhou Zhongce”) for the manufacture of passenger and radial medium truck tires, will be sufficient to provide an adequate competitive position, immediate market recognition, and a platform on which to build as the market develops.

Discontinued Operations

On December 23, 2004 the Company sold its automotive business, Cooper-Standard Automotive. In September 2004, the North American Tire segment announced its intent to cease its inner tube business and is currently in discussions with potential buyers for this business. These operations are considered to be discontinued operations as defined under Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and require specific accounting and reporting which differs from the approach used to report the Company’s results in prior years. It also requires restatement of comparable prior periods to conform to the required presentation.

Automotive Operations

		Change		Change
	2002	%	2003	%	2004
(Dollar amounts in millions)
Sales	$1,586.0	4.8%	$1,662.2	11.4%	$1,852.0

Operating profit	$131.7	-15.9%	$110.8	24.4%	$137.8

Operating profit margin	7.4%	-0.7%	6.7%	0.8%	7.4%

Vehicle build (millions)
North America	16.4	-3.7%	15.8	-0.6%	15.7
Europe	19.2	1.6%	19.5	3.1%	20.1

Sales to U.S.-based OEMs	79%		77%		78%

Overview

The Company sold its automotive operations, Cooper-Standard Automotive, in a transaction which closed on December 23, 2004. Cooper-Standard produces body sealing systems, active and passive vibration control systems, and fluid handling systems, primarily for the global automotive original equipment manufacturing and replacement markets. The sale generated proceeds of approximately $1.2 billion and a gain of $112 million. The sale provides the Company significant opportunities to focus exclusively on its global tire business where it believes more value can be generated over the longer term.

Light vehicle production in North America decreased slightly in 2004 when compared to 2003 levels, and was more than four percent lower than the production levels attained in 2002. Production in Europe increased three percent over the 2003 level and exceeded the level achieved in 2002 by more than four percent.

The business environment for the automotive industry continues to be challenging at the present time. Pricing pressure on the U.S.-based OEMs, as evidenced by continued high levels of discounting at the retail level, increased health care, pension and other retirement-related costs, and the impact of global overcapacity have reduced the overall profitability of the industry, and have resulted in continued pressure on suppliers for price concessions.

2004 versus 2003

Sales for the Automotive segment in 2004 increased $190 million from the 2003 level. Sales increases in North America of $111 million were the result of net new business and the impact of favorable foreign currency translation offset by lower production levels and price concessions. In the segment’s international operations, a sales increase of $79 million was attributable to the favorable impact of foreign currency translation, the impacts of increased production and new business, and the inclusion of the sales of Cooper-Standard Automotive Korea, Inc. for the full year in 2004 compared to the last seven months of 2003.

Approximately 70 percent of sales in 2004 were in North America and 30 percent were outside of North America in Europe, Brazil, Korea, Australia and India, collectively. Comparable percentages in 2003 were approximately 71 percent in North America and 29 percent outside of North America. The automotive operations do business with all of the world’s major automakers. Nearly all of its foreign sales were of body sealing components and fluid handling systems. Approximately 36 percent of the total sales of body sealing components and 35 percent of the total sales of fluid handling systems were derived from foreign operations in 2004 compared to approximately 38 percent of the total sales of body sealing components and 35 percent of the total sales of fluid handling systems in 2003.

Operating profit in 2004 was 27 million higher than the operating profit reported in 2003. Operating margins in 2004 were .7 percentage points higher than in 2003. The positive impacts of net new business ($64 million), foreign currency translation ($8 million) and Lean savings ($69 million) were offset by increased raw material costs ($42 million), price concessions ($40 million), restructuring expenses ($8 million), and increased manufacturing costs not related to volume.

Automotive’s North American operations were less profitable in 2004 than in 2003. Net new business, Lean savings and favorable foreign currency translation did not fully offset price concessions, raw material increases, increased manufacturing costs not related to volume and lower volumes.

Automotive’s business outside of North America was more profitable in 2004 than in 2003. This improvement was a result of the positive impacts of Lean savings, higher volumes and favorable foreign currency translation which exceeded price concessions.

2003 versus 2002

Sales for Automotive in 2003 increased $76 million from the 2002 level. Sales increases in North America of $5 million were the result of net new business and the impact of favorable foreign translation offset by lower production levels and price concessions. In Automotive’s international operations, a sales increase of $71 million was attributable to the favorable impact of foreign currency translation and the inclusion of the sales of Cooper-Standard Automotive Korea, Inc. for the last seven months of the year following the acquisition of a majority interest. The impacts of new business and increased production volume offset lost business and price concessions.

Approximately 71 percent of Automotive’s sales in 2003 were in North America and 29 percent were outside of North America in Europe, Brazil, Korea, Australia and India, collectively. Comparable percentages in 2002 were approximately 75 percent in North America and 25 percent outside of North America. Automotive does business with all of the world’s major automakers. Its combined global sales in 2003 to Ford, DaimlerChrysler, and General Motors were lower than in 2002. Nearly all of its foreign sales were of body sealing components and fluid handling systems. Approximately 38 percent of the total sales of body sealing components and 35 percent of the total sales of fluid handling systems were derived from foreign operations in 2003 compared to approximately 30 percent of the total sales of each of these product lines in 2002.

Operating profit in 2003 was $21 million lower than the operating profit reported in 2002. Operating margins in 2003 were .7 percentage points lower than in 2002. The positive impacts of net new business ($18 million), foreign currency translation ($14 million) and Lean savings ($68 million) were offset by lower production volumes ($17 million), price concessions ($42 million), increased raw material costs ($11 million), restructuring expenses ($8 million), less efficient plant operations primarily resulting from the launch of a significant amount of new business and a net increase in the costs of certain employee benefits ($7 million).

Automotive’s North American operations were less profitable in 2003 than in 2002. Net new business, Lean savings and favorable foreign currency translation did not fully offset lower volumes, price concessions, raw material increases and less efficient plant operations associated with the significant number of new products launched in 2003.

Automotive’s business outside of North America was more profitable in 2003 than in 2002. This improvement was a result of the positive impacts of Lean savings and favorable foreign currency translation which exceeded price concessions and raw material increases.

In May 2003, the Company increased its ownership position in Jin Young Standard of South Korea from 49 percent to 90 percent and changed the name of the operations to Cooper-Standard Automotive Korea, Inc.

Inner Tube Business

On September 8, 2004 the Company announced its intent to cease its inner tube business and is currently in discussions with potential buyers for this business or its assets. The Company recorded restructuring charges of $5.1 million related to this decision, which included an impairment charge $2.9 million to write the inner tube assets down to their fair market value, severance costs of $1.1 million, employee benefit costs of $826,000 and other costs of $300,000.

Sales for the Company’s inner tube business for 2004 declined to $17 million compared to sales in 2003 of $22 million. Without the restructuring charge, the operating loss in 2004 was $.7 million compared to an operating profit of $1.3 million in 2003. In 2002, the inner tube business had sales of $27 million and generated an operating profit of $3 million.

Gain on Sale of Cooper-Standard Automotive

On December 23, 2004, the Company sold its automotive operations, known as Cooper-Standard Automotive, to an entity formed by The Cypress Group and Goldman Sachs Capital Partners. Proceeds from the sale were $1.221 billion, including additional proceeds of approximately $48.8 million expected during 2005 based on the buyer’s reported post-closing amounts. The expected additional proceeds are recorded as accounts receivable from the sale of automotive operations on the consolidated balance sheet at December 31, 2004.

The Company recorded a gain of $112.4 million on the sale based on the preliminary sales price, including a tax benefit of $6.4 million resulting primarily from currently deductible compensation expenses and other costs associated with the sale. Differences from the buyer’s reported post-closing amounts and the final payment amount, if any, will be reflected as an adjustment to the gain on the sale after the final payment amount is agreed upon. There is no tax liability on the gain due to a capital loss in the United States resulting from book and tax bases differences and a statutory exemption from tax on the capital gain in the United Kingdom.

In connection with the sale, the Company agreed to indemnify the buyer against pre-closing income tax liabilities and other items specified in the Sale Agreement. For indemnity commitments where the Company believes future payments are probable, it also believes the expected outcomes can be estimated with reasonable accuracy. Accordingly, for such amounts, a liability has been recorded with a corresponding decrease in the gain on the sale. Other indemnity provisions will be monitored for possible future payments not presently contemplated. With the passage of time, additional information may become available to the Company which would indicate the estimated indemnification amounts require revision. Changes in estimates of the amount of indemnity payments will be reflected as an adjustment to the gain on sale in the periods in which the additional information becomes known.

Outlook for the Company

The Company will continue to pursue strategic investments in the tire business and advance its Asian strategy, including the development of its relationship with Kumho. In January 2005, the Company announced an agreement had been reached with Kumho to acquire approximately 11 percent of the common equity of Kumho. The acquisition of the shares was completed on February 16, 2005 in connection with the initial public offering of common stock by Kumho listed on the Korean Stock Exchange and London Stock Exchange. The Company believes it is important to form strategic relationships with other strong players in the global tire industry to realize a good return for shareholders and continue its planned growth in products, technology and market share. This investment will serve as a platform to explore synergies in various areas of shared interest.

The Company’s Asian strategy calls for alignment with strategic partners it believes will provide access to the local market and position the Company to take advantage of the significant anticipated growth within the region over the next five to ten years. The Company and Kumho may explore opportunities together in China in the future. Kumho has valuable experience and relationships in China. The Company continues to evaluate other opportunities for a small acquisition or several strategic alliances which, when combined with Kumho and its existing relationships with Hangzhou Zhongce and Kenda, will be sufficient to provide an adequate competitive position, immediate market recognition, and a platform on which to build as the market develops. Several other opportunities and areas for consideration involving Kumho include partnering on purchasing and procurement, product sourcing, cooperation in commercial products as well as possible technology agreements.

Challenging industry conditions, higher raw material costs, and some continuing capacity constraints will be obstacles in the near term to the Company’s success. For the full year 2005, significant sales growth is anticipated due to new customer agreements and a favorable industry growth forecast. Product mix will continue to grow richer as new, premium products continue to be introduced. The Company is aggressively managing its exposure to products liability litigation.

Raw material costs for natural rubber, synthetic rubber, chemicals, carbon black, and steel reinforcements are expected to remain at unprecedented high levels near term due to ongoing tight supply, production disruptions at supplier production facilities, and continued historically high prices for crude oil, steel wire rod and natural rubber. The segment believes raw material costs will significantly increase on average in the first quarter of 2005 compared to the first quarter of 2004. In January, the Company announced a price increase to be effective in March 2005. The Company is anticipating the supply concerns will begin to ease by the end of the second quarter and may contribute to the moderation of raw material costs. Natural gas also continues to remain at historical high levels. Supply and price of natural gas are managed through the use of long-term agreements and forward positions.

The Company’s Board of Directors, at its February 15, 2005 meeting, authorized the repurchase of up to $200 million of the Company’s publicly traded notes. The repurchase of debt may be accomplished through open market transactions, a tender offer, or a combination of the two. In addition, the Board authorized the repurchase of up to $200 million worth of the Company’s common stock through open market transactions. This authorization to repurchase common shares also cancelled the previous share purchase program authorized by the Board in May of 2000. That authorization provided for the repurchase of ten million shares of the Company’s common stock. The Company had repurchased 5,334,500 shares under that authorization through the end of December 2004.

Liquidity and Capital Resources

Generation and uses of cash - Net cash used in operating activities of continuing operations was $7 million in 2004, $175 million less than the $168 million generated in 2003 due primarily to changes in operating assets and liabilities. In 2003, changes in operating assets and liabilities resulted in a source of cash of $20 million versus a use of cash in 2004 of $133 million. This change resulted from $56 million of cash consumed due to an increase in inventories at December 31, 2004 from unusually low 2003 levels and additional pension funding of $75 million in excess of expense in 2004.

Net cash provided by operating activities of continuing operations was $168 million in 2003, $82 million less than the $250 million generated in 2002. Net income after adjustments for non-cash items in 2003 decreased $9 million from 2002. Changes in operating assets and liabilities resulted in a source of $20 million in 2003 versus a source of $93 million in 2002. The change in operating assets and liabilities resulted primarily from increases in accounts receivable offset by lower inventory levels and higher accounts payable balances. Factors contributing to the higher accounts receivable balances are increased sales and the change in payment patterns of certain North American Tire segment customers. Inventories at December 31, 2003 were at unusually low levels and accounts payable increased as a result of extending vendor payment terms with the Company’s suppliers and higher purchasing volumes near year-end.

Net cash generated from investing activities during 2004 reflects proceeds from the sale of Cooper-Standard Automotive in late December 2004. Capital expenditures in 2004 were $159 million, compared to $96 million in 2003 and $75 million in 2002. The Company’s capital expenditures in 2005 are expected to approximate $140 million plus an additional $25 million to $30 million for the Company’s portion of expenditures within its China joint venture to construct a tire production facility. The increases in 2004 are primarily attributable to the expansion of capacity in the North American Tire segment. The Company’s capital expenditure commitments at December 31, 2004 are $67 million and are included in the “Unconditional purchase” line of the Contractual Obligations table which appears later in this section. These commitments, which primarily relate to plant expansions, will be satisfied with existing cash and cash flows from operations in early 2005. The Company invested $46 million of the proceeds from the sale of Cooper-Standard Automotive in short-term investments which it considers available-for-sale.

Net cash used in investing activities during 2003 included the acquisition of Max-Trac Tire Co., Inc., known as Mickey Thompson Performance Tires & Wheels. Mickey Thompson is a designer and distributor of specialty tires for the street, strip, track and off-road racing markets.

The Company’s financing activities during 2004 reflect the repayment of a $90 million floating-rate note that was due in 2006. The Company has a global cash pooling arrangement which allows the efficient management of cash between its operations in various foreign countries. Prior to the sale of Cooper-Standard, the Company’s continuing operations were a net debtor within the pool. This position was settled prior to the sale transaction in late December, resulting in the repayment of $32 million of cash pool debt during 2004. The Company spent $83 million to repurchase shares of its common stock during the fourth quarter of 2004. The Company’s financing activities during 2003 reflect no change in net debt; however, in 2002 the Company reduced its total debt by $179 million. In 2002, the Company met scheduled debt maturities of $127 million and repurchased $97 million of its public notes.

Dividends paid on the Company’s common shares were $31 million in 2002, 2003 and 2004. The Company has maintained a quarterly dividend of 10.5 cents per share throughout the period.

Available credit facilities – On June 30, 2004, the Company restated and amended its revolving credit facility with a consortium of ten banks (“the Agreement”). Pursuant to the amendment, debt covenants based on the ratio of income before fixed charges and income taxes to fixed charges (the “fixed charge coverage ratio”) was eliminated and replaced by an interest coverage ratio. This ratio (consolidated earnings before interest, taxes, depreciation and amortization divided by consolidated net interest expense) is required to be maintained at a minimum of 3.0 times by the Company. The amendment also eliminated a covenant based on the computation of the ratio of total debt to total capitalization and replaced it with the ratio of consolidated net indebtedness to consolidated capitalization. Consolidated net indebtedness is indebtedness measured in accordance with generally accepted accounting principles in the United States reduced by cash and eligible short term investments in excess of $30 million. The Company is required to maintain this ratio below 55 percent. At December 31, 2004 the Company was in compliance with the financial covenants contained it its credit agreements. At that date, the ratio of consolidated net indebtedness to consolidated capitalization was zero percent as a result of the high level of cash on hand at December 31, 2004. The interest coverage ratio was 6.31 times. The Company anticipates that it will remain in compliance with these covenants in 2005 based upon its business forecast for the year.

The Agreement, as amended, provides up to $175 million in credit facilities until August 31, 2008 and an additional $175 million in credit facilities until June 29, 2005. The Company has the option to convert any outstanding loans under the short-term commitment into a one-year term loan. The loans may be denominated in either U.S. Dollars or certain other currencies based upon Eurodollar interest rates or the agent bank’s base rate. In addition, the terms of the Agreement permit the Company to request bid rate loans from banks participating in the Agreement. Borrowings under the Agreement bear a margin linked to the Company’s long-term credit ratings from Moody’s and Standard & Poor’s. There are no compensating balances required and the facility fees are not material. The credit facilities also support issuance of commercial paper. There were no borrowings under the revolving credit facilities and no commercial paper was outstanding at December 31, 2004.

The Company’s revolving credit facility also contains a covenant which prevents the disposition of a substantial portion of its assets. A waiver of this covenant was granted by the bank group in December 2004 to permit the disposition of Cooper-Standard Automotive.

In August 2001 a Canadian subsidiary of the Company entered into a $125 million loan agreement with Market Street Funding Corporation, an affiliated company of PNC Bank NA, which is secured by certain trade accounts receivable. At that time, $90 million was advanced under the loan agreement with a maturity date of August 2006. This loan was repaid in the second quarter of 2004.

The Company has entered into $150 million of interest rate swap contracts to convert a portion of the 2009 Senior Notes to floating rates. The carrying value of the 7.75 percent notes has been increased by the change in fair value of the related interest rate swap contracts of $3.9 million at December 31, 2003 and $3.7 million at December 31, 2004. The net amounts paid or received from these interest rate swap contracts are recorded as an adjustment to interest expense.

The Company established a $1.2 billion universal shelf registration in 1999 in connection with the acquisition of The Standard Products Company. Fixed rate debt of $800 million was issued pursuant to the shelf registration in December 1999 to fund the acquisition. The remaining $400 million available under the shelf registration continues to be available at December 31, 2004. Securities that may be issued under this shelf registration include debt securities, preferred stock, fractional interests in preferred stock represented by depositary shares, common stock, and warrants to purchase debt securities, common stock or preferred stock.

Available cash and contractual commitments - At December 31, 2004 the Company had cash and cash equivalents totaling $882 million and short-term investments totaling $46 million. The Company’s additional borrowing capacity through use of its credit agreement with its bank group and other bank lines at December 31, 2004 was $375 million.

The Company’s objectives related to the investment of cash not required for operations is to preserve capital, meet the Company’s liquidity needs, and earn a return consistent with these guidelines and market conditions. Investments deemed eligible for the investment of the Company’s cash include 1) U.S. Treasury securities and general obligations fully guaranteed with respect to principle and interest by the government, 2) obligations of U.S. government agencies, 3) commercial paper or other corporate notes of prime quality purchased directly from the issuer or through recognized money market dealers, 4) time deposits, certificates of deposit or bankers’ acceptances of banks rated “A-” by Standard & Poor’s or “A3” by Moody’s, 5) collateralized mortgage obligations rated “AAA” by Standard & Poor’s and “Aaa” by Moody’s, 6) tax-exempt and taxable obligations of state and local governments of prime quality, and 7) mutual funds or outside managed portfolios that invest in the above investments. At December 31, 2004 the Company had cash and cash equivalents totaling $882 million and short-term investments totaling $46 million, resulting from the sale of Cooper-Standard on December 23, 2004, invested with one financial institution and in two large money market mutual funds pending more diverse investment. The majority of the cash and cash equivalents was invested in eligible financial instruments in excess of amounts insured by the Federal Deposit Insurance Corporation and therefore subject to credit risk. During the month of January 2005, the these investments were reallocated to nine mutual funds and financial institutions to manage credit risk. The short-term investments are comprised of corporate notes and floating-rate securities.

The Company announced the completion of the sale of its automotive operations on December 23, 2004 and reiterated its prior disclosures that the proceeds from the sale will be used for debt reduction, the repurchase of shares, investment in its tire operations, or a combination thereof. Through December 31, proceeds were used to repurchase shares, fund capital expenditures, liquidate short-term debt arising from the disaggregation of the automotive operations, and fund pension contributions in excess of normal levels. In February, the Company acquired approximately 11 percent of Kumho Tire Co., Inc., a Korean company, for $107 million.

The Company’s Board of Directors, at its February 15, 2005 meeting, authorized the repurchase of up to $200 million of the Company’s publicly traded notes. The repurchase of debt may be accomplished through open market transactions, a tender offer, or a combination of the two. In addition, the Board authorized the repurchase of up to $200 million worth of the Company’s common stock through open market transactions. As of March 4, 2005 the Company had repurchased 1,822,400 shares for $34.8 million under this authorization. This authorization to repurchase common shares also cancelled the previous share purchase program authorized by the Board in May of 2000. That authorization provided for the repurchase of ten million shares of the Company’s common stock. The Company had repurchased 5,334,500 shares under that authorization through the end of December 2004.

The Company anticipates that cash flows from operations in 2005 will be positive and will approximate its projected capital expenditures and dividend goals. The Company expects to invest in China during 2005 through a joint venture formed to build a tire production facility and possibly by direct investments in existing Chinese tire companies. Projected investments in the joint venture for 2005 are $25 million to $30 million. Additional investment amounts relating to acquisitions, if any, are difficult to predict at this time. There are no significant long-term debt repayment obligations due until 2009.

The Company’s cash requirements relating to contractual obligations at December 31, 2004 are summarized in the following table:

(Dollar amounts in thousands)	Payment Due by Period
		Less than			After
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$768,621	$—	$—	$353,721	$414,900
Capital lease obligations	5,083	—	—	—	5,083
Operating leases	56,431	11,037	18,385	12,349	14,660
Notes payable	459	459	—	—	—
Unconditional purchase (a)	114,595	114,595	—	—	—
Postretirement benefits other than pensions (b)	169,484	—	35,813	37,856	95,815
Other long-term liabilities (b) (c)	201,398	—	39,730	2,592	159,076

Total contractual cash obligations	$1,316,071	$126,091	$93,928	$406,518	$689,534

(a)	Noncancellable purchase order commitments for capital expenditures and raw materials, principally natural rubber, made in the ordinary course of business.
(b)	Based on long-term amounts recorded under U.S. generally accepted accounting principles.
(c)	Minimum pension liability, class action settlement, nonqualified benefit plans, warranty reserve, and other non-current liabilities.

Credit agency ratings – On February 24, 2005, Standard & Poor’s reduced the Company’s long-term corporate credit, senior unsecured debt and senior unsecured shelf registration rating to BBB- from BBB and the short-term credit and commercial paper rating to A-3 from A-2. On March 3, 2005, Moody’s Investors Service reduced the Company’s long-term debt rating to Baa3 from Baa2 and the short-term credit and commercial paper rating to P-3 from P-2. Both rating agencies removed the ratings from credit watch and assigned a stable outlook. Both agencies had indicated the ratings were under review and might be reduced depending upon the Company’s use of proceeds from the sale of its automotive operations. These ratings are “investment grade.” The Company believes it will continue to have access to the credit markets, although at higher borrowing costs than in the past.

New Accounting Standards

For a discussion of recent accounting pronouncements and their impact on the Company, see the “Significant Accounting Policies — Accounting pronouncements” note to the consolidated financial statements.

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

Use of estimates in connection with the sale of the Company’s automotive operations – The sale of the Company’s automotive operations included contract provisions which require estimates to be made in accounting and reporting the impact of the sale. The most significant of these are estimates of final proceeds, estimates of future payments under provisions of the agreement which require the Company to indemnify the buyer upon the occurrence of certain liabilities, the amount of pension obligations and plan assets being transferred to the buyer, the amount of post-retirement pension obligations assumed by the buyer, and possible severance obligations for key executives of the automotive operations.

The agreement provides for various post-closing adjustments based on differences between estimated amounts of cash, debt and target working capital used at closing and final amounts later agreed to by the parties. The agreement provides for reporting by the buyer of final amounts in early February 2005 with subsequent periods for review by the Company and resolution of disputes, if any. Amounts used in determining the gain of the sale of the automotive operations at December 31, 2004 include the final amounts reported by the buyer. Differences, if any, from those amounts and the final payment amounts agreed to by both parties will be reflected as an adjustment to the gain on the sale in the period the final amounts are determined.

The agreement also provides for indemnification of the buyer by the Company for all income tax liabilities related to periods prior to closing and for various additional items outlined in the agreement. Indemnity payments would reduce the purchase price and the amount of gain on the sale. The recorded gain on the sale includes reductions for estimates of the expected tax liabilities and the other potential indemnity items to the extent they are deemed to be probable and estimable at December 31, 2004. Where amounts are probable and a range of loss is possible, the Company considered whether an amount within the range of outcomes was more likely than other amounts. If so, the most likely amount was recorded as a reduction of the gain with corresponding liabilities for the future indemnity payments. If no amount within the range of possible amounts was more likely than other amounts, the Company recorded the minimum amount believed to be probable. The Company will reevaluate the probability of indemnity payments being required quarterly and adjustments, if any, to the initial estimates will be reflected as a change in the gain on sale in the periods when revised estimates are determined.

In connection with the divestiture of the automotive operations, defined benefit plans relating to automotive operations were assumed by the buyer except those relating to previously closed automotive plants. Obligations assumed by the buyer consisted of 1) plans established under collective bargaining agreements, all of which related to discrete automotive employee units, which have been separately measured and were transferred to the buyer at closing and 2) obligations relating to active automotive employees and retirees who participated in the Company’s non-bargained defined benefit plan which covered all eligible non-bargained employees. Pursuant to terms of the sale, an actuarial determination is to be made of the obligations and assets being split from the Company’s non-bargained plan. That process is to be completed not later than June 2005 following which the computed obligation and plan assets will be transferred to the buyer.

In the interim the Company’s actuary has provided estimates of the total obligations, computed using the Company’s accounting methods and actuarial assumptions, and assets to be transferred to the buyer. The estimated amounts to be transferred to the buyer and amounts for plans to be retained by the Company were measured at December 31, 2004 and are reflected in the disclosures contained in footnotes to the financial statements. Actual amounts transferred will be determined at a future date and may differ from these estimates. As a result, the obligations and assets relating to continuing operations may differ from the amounts shown in the footnotes to the financial statements at December 31, 2004 but will not impact the gain on the sale.

Similarly, post-retirement benefit obligations relating to the automotive operations sold were transferred to the buyer. Actuarial estimates of the amount of obligation being assumed by the buyer and the remaining obligations of the Company are disclosed in the accompanying footnotes to financial statements. Final actuarial determinations will be completed in 2005 and may differ from the amounts shown in the footnotes to the financial statements at December 31, 2004 but will not impact the gain on the sale.

Under terms of an employment agreement with the president of the automotive operations and terms of a change in control severance pay plan for eight additional key automotive executives, such executives are entitled to specified severance payments if terminated by the buyer within predetermined time periods after the sale. The Company is obligated to pay the severance costs and related excise taxes, if any, if severance occurs on or prior to December 31, 2007 in the case of the automotive operation’s president and on or prior to December 22, 2006 for the eight other automotive executives. The Company was required to fund, immediately following the sale, its potential obligation for such severance payments into a rabbi trust with a third party trustee for the possible benefit of these executives. Based on the positions these executives retained after the sale, the ownership interests they acquired as a result of the transaction, and the incentives provided to them by the buyer after the sale, the Company does not believe it is presently probable that any of the executives will be terminated within the periods in which it is obligated to pay the severance costs. Accordingly, no accrual for severance has been recorded. If information becomes known to the Company at a later date which indicates severance of one or more of the covered executives is probable within the time period covered by the Company, accruals for severance will be required.

Certain operating leases related to property and equipment used in the operations of Cooper-Standard Automotive were guaranteed by the Company. These guarantees require the Company, in the event Cooper-Standard fails to honor its commitments, to satisfy the terms of the lease agreements. As part of the sale of the automotive operations, the Company is seeking releases of those guarantees but to date has been unable to secure releases from certain lessors. The most significant lease is for a manufacturing facility with a remaining term of 12 years and total remaining payments of approximately $11 million. Other leases cover manufacturing equipment with remaining terms of from less than one year to four years and total remaining payments of approximately $560,000. The Company does not believe it is presently probable that it will be called upon to make these payments. Accordingly, no accrual for these guarantees has been recorded. If information becomes known to the Company at a later date which indicates its performance under these guarantees is probable, accruals for the obligations will be required.

Products liability – The Company is a defendant in various products liability claims in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000.

The Company accrues costs for products liability at the time a loss is probable and the amount of loss can be estimated. The Company believes the probability of loss can be established and the amount of loss can be estimated only after certain minimum information is available, including verification that Company-produced products were involved in the incident giving rise to the claim, the condition of the product purported to be involved in the claim, the nature of the incident giving rise to the claim, and the extent of the purported injury or damages. In cases where such information is known, each products liability claim is evaluated based on its specific facts and circumstances. A judgment is then made, taking into account the views of counsel and other relevant factors, to determine the requirement for establishment or revision of an accrual for any potential liability. In most cases, the liability cannot be determined with precision until the claim is resolved. Pursuant to applicable accounting rules, the Company accrues the minimum liability for each known claim when the estimated outcome is a range of possible loss and no one amount within that range is more likely than another. No specific accrual is made for individual unasserted claims or for asserted claims where the minimum information needed to evaluate the probability of a liability is not yet known. However, an accrual for such claims based, in part, on management’s expectations for future litigation activity is maintained. Because of the speculative nature of litigation in the United States, the Company does not believe a meaningful aggregate range of potential loss for asserted and unasserted claims can be determined. The total cost of resolution of such claims, or increase in reserves resulting from greater knowledge of specific facts and circumstances related to such claims, could have a greater impact on the consolidated results of operations and financial position of the Company in future periods and, in some periods, could be material.

The Company’s exposure for each claim occurring prior to April 1, 2003 is limited by the coverage provided by its excess liability insurance program. The program for that period includes a relatively low per claim retention and a policy year aggregate retention limit on claims arising from occurrences which took place during a particular policy year. Effective April 1, 2003, the Company established a new excess liability insurance program. The new program covers the Company’s products liability claims occurring on or after April 1, 2003 and is occurrence-based insurance coverage which includes an increased per claim retention limit, increased policy limits, and the establishment of a captive insurance company. Premium costs for insurance coverage in excess of the self-insured amounts for the first policy year were $10.3 million higher than under the previous program, the per claim retention limit increased $13.3 million and the aggregate retention limit was eliminated, while excess liability coverage increased by $35 million. The program was renewed effective April 1, 2004 with a premium cost increase of less than one percent.

The products liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves, and legal costs incurred in defending claims against the Company offset by recoveries of legal fees. The Company is entitled to reimbursement under certain insurance contracts in place for periods ending prior to April 1, 2003 of legal fees expensed in prior periods based on events occurring in the those periods. Products liability costs totaled $29.0 million, $41.0 million and $60.5 million in 2002, 2003 and 2004, respectively. Recoveries of legal fees were $8.0 million, $14.8 million and $9.3 million in 2002, 2003 and 2004, respectively. Policies applicable to claims occurring on April 1, 2003 and thereafter do not provide for recovery of legal fees. This program was in place for the entire year in 2004 and for nine months in 2003, resulting in higher costs during 2004 compared to 2003 and during 2003 compared to 2002.

Income Taxes – The Company is required to make certain estimates and judgments to determine income tax expense for financial statement purposes. These estimates and judgments are made in the calculation of tax credits, tax benefits and deductions (such as the tax benefit for export sales) and in the calculation of certain tax assets and liabilities which arise from differences in the timing of the recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to tax provisions in subsequent periods.

The Company must assess the likelihood that it will be able to recover its deferred tax assets. If recovery is not likely, the provision for income tax expense must be increased by recording a valuation allowance against the deferred tax assets that are deemed to be not recoverable. The Company has recorded a valuation allowance against a substantial portion of its net operating losses, capital losses and tax credits at December 31, 2004 as it does not anticipate the utilization of these assets before they expire. In the event there is a change in circumstances in the future which would affect the utilization of these deferred tax assets, the tax provision in that accounting period would be reduced by the amount of the assets then deemed to be realizable.

In addition, the calculation of the Company’s tax liabilities involves a degree of uncertainty in the application of complex tax regulations. The Company recognizes liabilities for anticipated tax audit issues in the United States and other jurisdictions based on its estimates of whether, and the extent to which, additional tax payments are probable. If, and at the time, the Company determines payment of such amounts are not probable, the liability will be reversed and a tax benefit recognized to reduce the provision for income taxes. The Company will record an increase to its provision for income tax expense in the period it determines it is probable that recorded liabilities are less than the ultimate tax assessment.

Impairment of long-lived assets – The Company’s long-lived assets include property, plant and equipment, long-term investments, goodwill and other intangible assets. If an indicator of impairment exists for certain groups of property, plant and equipment or definite-lived intangible assets, the Company will compare the forecasted undiscounted cash flows attributable to the assets to their carrying values. If the carrying values exceed the undiscounted cash flows, the Company then determines the fair values of the assets. If the carrying values exceed the fair values of the assets, then an impairment charge is recognized for the difference. During 2004, impairments of $7.5 million were recorded as part of the Company’s restructuring expenses related to the discontinuation of its inner tube business. A decline in the value of the Company’s investment in RubberNetwork.com of $1.9 million was recorded at December 31, 2004 based on the amount to be paid by a potential new consortium member for an equity share equal to the Company’s share.

The Company assesses the potential impairment of its goodwill and other indefinite-lived assets at least annually or when events or circumstances indicate impairment may have occurred. The carrying value of these assets is compared to their fair value. If the carrying values exceed the fair values, then a hypothetical purchase price allocation is computed and the impairment charge, if any, is then recorded. As discussed in the notes to the consolidated financial statements, the Company assessed its goodwill and indefinite-lived intangible assets at December 1, 2004 and no impairment was indicated.

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

The discount rate reflects the estimated rate at which the Company’s pension and other postretirement liabilities could be settled at the end of the year. When determining the discount rate, the Company considers the most recent available interest rates on Moody’s Aa Corporate bonds, with maturities of at least twenty years, late in the fourth quarter and then factors into the rate its expectations for change by year-end. The Company discounted the expected pension disbursements over the next fifty years using a yield curve based on market data as of December 31, 2004 which validated the present value determined using the single benchmark rate for all years. Based upon this analysis, the Company reduced the discount rate used to measure its United States pension and postretirement benefit liabilities to 6 percent at December 31, 2004 from 6.25 percent at December 31, 2003. The effect of this one-quarter percent reduction in the discount rate assumption was to increase the projected benefit obligation at December 31, 2004 which will also result in increases of approximately $2 million in pension expense and approximately $500,000 in other postretirement benefits expense during 2005.

The rate of future compensation increases is used to determine the future benefits to be paid for salaried and non-bargained employees, because the amount of a participant’s pension is partially attributable to the compensation earned during his or her career. The rate reflects the Company’s expectations over time for salary and wage inflation and the impacts of promotions and incentive compensation, which is based on profitability. The Company used 3.25 percent for the estimated future compensation increases in measuring its United States pension liabilities at December 31, 2004 and December 31, 2003.

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

The actual return on United States pension plans’ assets approximated 9.6 percent in 2004 and 16 percent in 2003, exceeding the nine percent expected rate of return on plan assets used to derive pension expense. The higher actual return on plan assets reflects the recovery of the equity markets experienced in 2004 and 2003 from the depressed levels which have existed since the end of 2001. Based on recent and projected market and economic conditions, the Company maintained its estimate for the expected long-term return on its United States plan assets at nine percent, the same assumption used to derive 2004 expense.

The Company has accumulated net deferred gains and losses resulting from the shortfalls and excesses in actual returns on pension plan assets from expected returns and, in the measurement of pensions liabilities, decreases and increases in the discount rate and the rate of future compensation increases and differences between actuarial assumptions and actual experience totaling $266 million at December 31, 2004. These amounts are being amortized in accordance with the corridor amortization requirements of SFAS No. 87, “Employers’ Accounting for Pensions,” over periods ranging from 12 years to 15 years. Amortization of these net deferred gains and losses was $14 million in 2004 and $13.5 million in 2003.

The Company instituted per participant caps on the amounts of retiree medical benefits it will provide to future retirees at the time it adopted SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to mitigate the impact of medical cost inflation on the Company’s retiree medical obligation. The caps do not apply to individuals who retired prior to certain specified dates. Costs in excess of these caps will be paid by plan participants. The medical care cost trend rate has a significant impact on the liabilities recorded by the Company. A one percent increase in the assumed health care cost trend rate would increase retiree medical obligations by $6.2 million and increase retiree medical benefits expense by $.4 million.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was enacted in December 2003. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003.” This FSP provided accounting and disclosure guidance for employers who sponsor postretirement health care plans that provide drug benefits. Regulations regarding implementation of provisions relevant to the Company’s accounting are complex and contain acknowledged open issues. The Company recorded their potential effect during the third quarter of 2004, retroactive to January 1, 2004 as prescribed by FSP 106-2.

The Act reduced net periodic postretirement benefit cost by $2.2 million in 2004, including service cost, interest cost and amortization of the actuarial gain. The total impact on the Company’s actuarial liability under all U. S. plans was a reduction of $15.3 million and is being accounted for as an actuarial gain that will be amortized as a reduction of the Company’s periodic expense and balance sheet liability over periods from ten to twelve years.

During 2004, the Company 1) enforced previously established retiree medical cost caps for its salaried, non-bargained hourly and certain bargained retirees, 2) implemented cost sharing for salaried, non-bargained hourly and certain bargained hourly retirees not subject to medical cost caps, and 3) implemented plan design changes in the retiree medical coverage provided to domestic salaried, non-bargained and certain bargained hourly employees and retirees. Domestic salaried and non-bargained hourly employees hired on or after January 1, 2003 and certain bargained hourly employees hired after January 1, 2004 are not eligible for these benefits. In prior years the Company implemented changes to the health benefits it provides to its domestic salaried and non-bargained hourly employees. Subject to specific provisions contained in certain of its labor agreements, the Company has reserved the right to modify or terminate such benefits at any time.

Off-Balance Sheet Arrangements

At December 31, 2003 the Company had provided a guarantee of a portion of the bank loans made to its joint venture with Nishikawa Rubber Company. This debt guarantee was required of the partners by the joint-venture agreement and served to support the credit-worthiness of the joint venture, Nishikawa Standard Company (“NISCO”). On July 1, 2003, the joint venture entered into an additional bank loan with the joint venture partners each guaranteeing an equal portion of the amount borrowed. In accordance with

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” guarantees meeting the characteristics described in the Interpretation were required to be recorded at fair value. As of December 31, 2003 the Company had recorded a $36,000 liability related to the guarantee of this debt with a corresponding increase to the carrying value of its investment in the joint venture. The Company’s maximum exposure under the two guarantee arrangements at December 31, 2003 was $5 million. On December 23, 2004, the Company sold its automotive operations which included the NISCO joint venture and has been released from its guarantee. At December 31, 2004 the Company had no off-balance sheet arrangements.

Certain operating leases related to property and equipment used in the operations of Cooper-Standard Automotive were guaranteed by the Company. These guarantees require the Company, in the event Cooper-Standard fails to honor its commitments, to satisfy the terms of the lease agreements. As part of the sale of the automotive operations, the Company is seeking releases of those guarantees but to date has been unable to secure releases from certain lessors. The most significant lease is for a manufacturing facility with a remaining term of 12 years and total remaining payments of approximately $11 million. Other leases cover manufacturing equipment with remaining terms of from less than one year to four years and total remaining payments of approximately $560,000. The Company does not believe it is presently probable that it will be called upon to make these payments. Accordingly, no accrual for these guarantees has been recorded. If information becomes known to the Company at a later date which indicates its performance under these guarantees is probable, accruals for the obligations will be required.

Forward-Looking Statements

This report contains what the Company believes are “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding projections, expectations or matters that the Company anticipates may happen with respect to the future performance of the industries in which the Company operates, the economies of the United States and other countries, or the performance of the Company itself, which involve uncertainty and risk. Such “forward-looking statements” are generally, though not always, preceded by words such as “anticipates,” “expects,” “believes,” “projects,” “intends,” “plans,” “estimates,” and similar terms that connote a view to the future and are not merely recitations of historical fact. Such statements are made solely on the basis of the Company’s current views and perceptions of future events, and there can be no assurance that such statements will prove to be true. It is possible that actual results may differ materially from those projections or expectations due to a variety of factors, including but not limited to:

•	changes in economic and business conditions in the world, especially the continuation of the global tensions and risks of further terrorist incidents that currently exist;

•	increased competitive activity, including the inability to obtain and maintain price increases to offset higher production or material costs;
•	the failure to achieve expected sales levels;
•	consolidation among the Company’s competitors and customers;
•	technology advancements;
•	unexpected costs and charges;
•	fluctuations in raw material and energy prices, including those of steel, crude petroleum and natural gas and the unavailability of such raw materials or energy sources;
•	changes in interest and foreign exchange rates;
•	increased pension expense resulting from investment performance of the Company’s pension plan assets and changes in discount rate, salary increase rate, and expected return on plan assets assumptions;
•	government regulatory initiatives, including the proposed and final regulations under the TREAD Act;
•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons;
•	the impact of labor problems, including a strike brought against the Company or against one or more of its large customers;
•	litigation brought against the Company;
•	an adverse change in the Company’s credit ratings, which could increase its borrowing costs and/or hamper its access to the credit markets;
•	the inability of the Company to execute the cost reduction/Asian strategies outlined for the coming year; and the impact of reductions in the insurance program covering the principal risks to the Company, and other unanticipated events and conditions.

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

A ten percent decrease in interest rates would have adversely affected the fair value of the Company’s fixed-rate, long-term debt by approximately $40.7 million at December 31, 2004 and approximately $42.5 million at December 31, 2003. A ten percent increase in the interest rates for the Company’s floating rate long-term debt obligations would not have been material to the Company’s results of operations and cash flows.

The Company uses interest rate swap agreements to manage its exposure to interest rate risk. The Company has entered into $150 million of interest rate swap contracts to convert a portion of its 2009 senior notes to floating rates. The Company’s exposure to changes in interest rates from its short-term notes payable issuances is not significant as such notes, which are not material to its financial position at December 31, 2003 and 2004, are issued at current market rates.

To manage the volatility of currency exchange exposures related to future sales and purchases, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. For the residual portion, the Company enters into forward exchange contracts and purchases options with maturities of less than 12 months pursuant to the Company’s policies and hedging practices. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value of cash flows of the underlying exposures being hedged. The Company’s unprotected exposures to earnings and cash flow fluctuations due to changes in foreign currency exchange rates were not significant at December 31, 2004 and 2003.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31
(Dollar amounts in thousands except per share amounts)

	2002		2003	2004
Net sales	$1,742,218		$1,850,853	$2,081,609
Cost of products sold	1,486,555		1,641,468	1,848,616

Gross profit	255,663		209,385	232,993

Selling, general and administrative	141,776		146,076	171,689
Adjustments to class action warranty	—		(3,900)	(11,273)
Restructuring	171		2,190	9,353

Operating profit	113,716		65,019	63,224

Interest expense	31,623		29,146	27,569
Other income — net	(1,542)		(1,332)	649

Income from continuing operations before income taxes	83,635		37,205	35,006

Provision for income taxes	28,603		9,861	7,560

Income from continuing operations	55,032		27,344	27,446

Income from discontinued operations, net of income taxes	56,813		46,491	61,478

Gain on sale of discontinued operations including income tax benefit	—		—	112,448

Net income	$111,845		$73,835	$201,372

Basic earnings per share:
Income from continuing operations	$0.75		$0.37	$0.37
Income from discontinued operations	0.77		$0.63	$0.83
Gain on sale of discontinued operations	—		—	1.52

Net income	$1.53	*	$1.00	$2.71	*

Diluted earnings per share:
Income from continuing operations	$0.74		$0.37	$0.37
Income from discontinued operations	0.77		$0.63	$0.82
Gain on sale of discontinued operations	—		—	1.50

Net income	$1.51		$1.00	$2.68	*

* Amounts do not add due to rounding

See Notes to Consolidated Financial Statements, pages 33 to 61.

CONSOLIDATED BALANCE SHEETS
December 31
(Dollar amounts in thousands)

	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$28,550	$881,728
Short-term investments	—	46,064
Accounts receivable, less allowances of $4,842 in 2003 and $4,868 in 2004	324,373	344,695
Accounts receivable from sale of automotive operations	—	48,770
Inventories at lower of cost (last-in, first-out) or market:
Finished goods	128,190	172,890
Work in process	14,012	16,726
Raw materials and supplies	47,516	59,166

	189,718	248,782
Prepaid expenses, income taxes refundable and deferred income taxes	41,481	65,425
Assets of discontinued operations and held for sale	1,397,128	10,813

Total current assets	1,981,250	1,646,277
Property, plant and equipment:
Land and land improvements	35,030	35,034
Buildings	251,343	258,532
Machinery and equipment	1,191,811	1,308,498
Molds, cores and rings	178,692	206,457

	1,656,876	1,808,521
Less accumulated depreciation and amortization	965,502	1,079,101

Net property, plant and equipment	691,374	729,420
Goodwill	48,172	48,172
Intangibles, net of accumulated amortization of $12,038 in 2003 and $15,038 in 2004	37,232	34,098
Restricted cash	2,043	12,484
Other assets	116,248	197,633

	$2,876,319	$2,668,084

See Notes to Consolidated Financial Statements, pages 33 to 61.

December 31

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$161	$459
Accounts payable	136,244	182,061
Accrued liabilities	115,128	108,197
Income taxes	1,002	1,320
Current portion of long-term debt	—	—
Liabilities related to the sale of automotive operations	—	19,201
Liabilities of discontinued operations	339,613	727

Total current liabilities	592,148	311,965
Long-term debt	863,892	773,704
Postretirement benefits other than pensions	151,662	169,484
Other long-term liabilities	204,135	178,282
Long-term liabilities related to the sale of automotive operations	—	23,116
Deferred income taxes	34,093	41,000
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 85,268,000 shares issued in 2003 and 86,321,889 in 2004	85,268	86,322
Capital in excess of par value	24,813	38,072
Retained earnings	1,226,999	1,397,268
Cumulative other comprehensive loss	(109,679)	(74,085)

	1,227,401	1,447,577
Less: 11,303,900 common shares in treasury at cost in 2003 and 15,182,567 in 2004	(197,012)	(277,044)

Total stockholders’ equity	1,030,389	1,170,533

	$2,876,319	$2,668,084

See Notes to Consolidated Financial Statements, pages 33 to 61.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands except per share amounts)

				Cumulative
	Common	Capital In		Other	Common
	Stock	Excess of	Retained	Comprehensive	Shares in
	$1 Par Value	Par Value	Earnings	Income (Loss)	Treasury	Total
Balance at January 1, 2002	$83,904	$4,658	$1,103,080	$(84,390)	$(197,012)	$910,240
Net income			111,845			111,845
Other comprehensive income:
Minimum pension liability adjustment, net of $42,739 tax effect				(76,268)		(76,268)
Currency translation adjustment				13,359		13,359
Change in the fair value of derivatives and unrealized gain on marketable securities, net of $1,195 tax effect				(1,931)		(1,931)

Comprehensive income						47,005
Stock compensation plans	958	14,323				15,281
Cash dividends — $.42 per share			(30,810)			(30,810)

Balance at December 31, 2002	84,862	18,981	1,184,115	(149,230)	(197,012)	941,716

Net income			73,836			73,836
Other comprehensive income:
Minimum pension liability adjustment, net of $7,113 tax effect				(12,555)		(12,555)
Currency translation adjustment				55,223		55,223
Change in the fair value of derivatives and unrealized gain on marketable securities, net of $1,919 tax effect				(3,117)		(3,117)

Comprehensive income						113,387
Stock compensation plans	406	5,832				6,238
Cash dividends — $.42 per share			(30,952)			(30,952)

Balance at December 31, 2003	85,268	24,813	1,226,999	(109,679)	(197,012)	1,030,389

Net income			201,372			201,372
Other comprehensive income:
Minimum pension liability adjustment, net of $16,641 tax effect				24,798		24,798
Currency translation adjustment				23,200		23,200
Change in the fair value of derivatives and unrealized gain on marketable securities, net of $894 tax effect				1,454		1,454
Sale of Automotive				(13,858)		(13,858)

Comprehensive income						236,966
Purchase of treasury shares					(83,064)	(83,064)
Stock compensation plans	1,054	13,259			3,032	17,345
Cash dividends — $.42 per share			(31,103)			(31,103)

Balance at December 31, 2004	$86,322	$38,072	$1,397,268	$(74,085)	$(277,044)	$1,170,533

See Notes to Consolidated Financial Statements, pages 33 to 61.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31
(Dollar amounts in thousands)

	2002	2003	2004
Operating activities:
Net income from continuing operations	$55,032	$27,344	$27,446
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Depreciation	109,347	109,709	109,805
Amortization of intangibles	2,470	3,052	3,133
Deferred income taxes	(10,017)	11,532	(12,296)
Adjustments to class action warranty	—	(3,900)	(11,273)
Restructuring asset write-down	—	—	9,251
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	8,202	(65,529)	(8,379)
Inventories	42,810	13,599	(55,823)
Prepaid expenses	(32,552)	15,252	(24,765)
Accounts payable	2,798	39,772	44,154
Accrued liabilities	(42,172)	(22,624)	1,106
Other non-current items	113,799	39,631	(89,676)

Net cash provided by (used in) continuing operations	249,717	167,838	(7,317)
Net cash provided by discontinued operations	75,336	66,744	109,289

Net cash provided by operating activities	325,053	234,582	101,972
Investing activities:
Property, plant and equipment	(74,935)	(96,081)	(159,308)
Investments in available-for-sale debt securities	—	—	(46,064)
Acquisition of businesses, net of cash acquired	(721)	(13,110)	-
Proceeds from the sale of business	—	—	1,172,267
Proceeds from the sale of assets	4,368	474	37

Net cash provided by (used in) continuing operations	(71,288)	(108,717)	966,932
Net cash used in discontinued operations	(57,427)	(53,310)	(45,318)

Net cash provided by (used in) investing activities	(128,715)	(162,027)	921,614
Financing activities:
Payments on long-term debt	(223,938)	(12,504)	(90,003)
Net borrowings (repayments) under credit facilities	44,579	12,683	(32,751)
Purchase of treasury shares	—	—	(83,064)
Payment of dividends	(30,810)	(30,952)	(31,103)
Issuance of common shares	12,940	6,238	17,345

Net cash used in continuing operations	(197,229)	(24,535)	(219,576)
Net cash provided by (used in) discontinued operations	(37,193)	(36,306)	14,495

Net cash used in financing activities	(234,422)	(60,841)	(205,081)
Effects of exchange rate changes on cash of continuing operations	(951)	(10,183)	9,757
Effects of exchange rate changes on cash of discontinued operations	11,948	20,147	(12,960)

Changes in cash and cash equivalents	(27,087)	21,678	815,302
Cash and cash equivalents at beginning of year	71,835	44,748	66,426

Cash and cash equivalents at end of year	$44,748	$66,426	$881,728

Cash and cash equivalents at end of year:
Continuing operations	$4,147	$28,550	$881,728
Discontinued operations	40,601	37,876	-

	$44,748	$66,426	$881,728

See Notes to Consolidated Financial Statements, pages 32 to 59.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share amounts)

Significant Accounting Policies

Reclassification - On December 23, 2004, the Company sold its automotive business, Cooper-Standard Automotive (“Cooper-Standard”) to an entity formed by The Cypress Group and Goldman Sachs Capital Partners. Also in September 2004, the North American Tire Group announced its intent to cease its inner tube business. The Company is currently in discussions with potential buyers of the inner tube business or its assets. These operations are considered to be discontinued operations as defined under Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and require specific accounting and reporting for this year which differs from the approach used to report the Company’s results in prior years.

The Company’s consolidated financial statements reflect the accounting and disclosure requirements of SFAS No. 144, which mandate the segregation of operating results for the current year and comparable prior year periods and the balance sheets related to the discontinued operations from those related to ongoing operations. Accordingly, the consolidated statements of income for the years ended December 31, 2002, 2003 and 2004 reflect this segregation as income from continuing operations and income from discontinued operations and the consolidated balance sheets at December 31, 2003 and 2004 display the segregation of the total assets of the operations to be sold as an aggregated current asset and the related total liabilities as an aggregated current liability.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. Acquired businesses are included in the consolidated financial statements from the dates of acquisition. All intercompany accounts and transactions have been eliminated.

The equity method of accounting is followed for investments in 20 percent to 50 percent owned companies. The cost method is followed in those situations where the Company’s ownership is less than 20 percent and the Company does not have the ability to exercise significant influence over the affiliate.

Cash and cash equivalents and Short-term investments - The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. Short-term investments consist of available-for-sale debt securities that the Company carries at fair value. Available-for-sale debt securities are classified as current assets based upon the Company’s intent and ability to use any and all of these securities as necessary to support its current operations and near-term strategic initiatives related to debt reduction, the repurchase of shares, investment in its tire operations, or a combination thereof. The Company includes unrealized gains and losses on short-term investments, net of tax, in stockholders’ equity.

The Company’s objectives related to the investment of cash not required for operations is to preserve capital, meet the Company’s liquidity needs, and earn a return consistent with these guidelines and market conditions. Investments deemed eligible for the investment of the Company’s cash include 1) U.S. Treasury securities and general obligations fully guaranteed with respect to principle and interest by the government, 2) obligations of U.S. government agencies, 3) commercial paper or other corporate notes of prime quality purchased directly from the issuer or through recognized money market dealers, 4) time deposits, certificates of deposit or bankers’ acceptances of banks rated “A-” by Standard & Poor’s or “A3” by Moody’s, 5) collateralized mortgage obligations rated “AAA” by Standard & Poor’s and “Aaa” by Moody’s, 6) tax-exempt and taxable obligations of state and local governments of prime quality, and 7) mutual funds or outside managed portfolios that invest in the above investments. At December 31, 2004 the Company had cash and cash equivalents totaling $881,728 and short-term investments totaling $46,064, resulting from the sale of Cooper-Standard on December 23, 2004, invested with one financial institution and in two large money market mutual funds pending more diverse investment. The majority of the cash and cash equivalents was invested in eligible financial instruments in excess of amounts insured by the Federal Deposit Insurance Corporation and therefore subject to credit risk. The short-term investments are comprised of corporate notes and floating-rate securities.

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

Long-lived assets - Property, plant and equipment are recorded at cost and depreciated or amortized using the straight-line or accelerated methods over the following expected useful lives:

Buildings and improvements	10 to 40 years
Machinery and equipment	5 to 14 years
Furniture and fixtures	5 to 10 years
Molds, cores and rings	4 to 10 years

Intangibles with definite lives include trademarks, technology and intellectual property which are amortized over their useful lives which range from five years to 30 years. The Company evaluates the recoverability of long-lived assets based on undiscounted projected cash flows excluding interest and taxes when any impairment is indicated. Goodwill and other indefinite-lived intangibles are assessed for potential impairment at least annually or when events or circumstances indicate impairment may have occurred. The carrying value of these assets is compared to their fair value.

Restricted cash - In conjunction with the sale of Cooper-Standard, under terms of an employment agreement with the president of the automotive operations and terms of a change in control severance pay plan for eight additional key executives, such executives are entitled to specified severance payments if terminated by the buyer within predetermined time periods after the sale. The Company is obligated to pay the severance costs and related excise taxes, if any, if severance occurs on or prior to December 31, 2007 in the case of the automotive operation’s president and on or prior to December 22, 2006 for the eight other executives. The Company was required to fund, immediately following the sale, its potential obligation for such severance payments into a rabbi trust with a third party trustee for the possible benefit of these executives. The balance of the trust at December 31, 2004 was $10,797. Following the expiration of covered severance periods, remaining cash will revert back to the Company.

The Company also has restricted cash in a rabbi trust established in conjunction with the acquisition of the Standard Products Company. The balance in this trust was $2,043 and $1,687 at December 31, 2003 and 2004, respectively.

Earnings per common share - Net income per share is computed on the basis of the weighted average number of common shares outstanding each year. Diluted earnings per share from continuing operations includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

(Number of shares in thousands)	2002	2003	2004

Numerator for basic and diluted
earnings per share — income from
continuing operations available to
common stockholders	$55,032	$27,344	$27,446

Denominator for basic earnings per
share — weighted-average shares
outstanding	73,312	73,688	74,201

Effect of dilutive securities — stock
options and other stock units	712	515	984

Denominator for diluted earnings per
share — adjusted weighted-average
shares outstanding	74,024	74,203	75,185

Basic earnings per share from
continuing operations	$0.75	$0.37	$0.37

Diluted earnings per share from
continuing operations	$0.74	$0.37	$0.37

Options to purchase shares of the Company’s common stock not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares were 2,336 in 2002, 563 in 2003 and 501 in 2004. These options could be dilutive in the future depending on the performance of the Company’s stock.

The Company’s Board of Directors, at its February 15, 2005 meeting, authorized the repurchase of up to $200 million worth of the Company’s common stock through open market transactions. As of March 4, 2005 the Company had repurchased 1,822,400 shares for $34,819 under this authorization. This authorization to repurchase common shares also cancelled the previous share purchase program authorized by the Board in May of 2000. That authorization provided for the repurchase of ten million shares of the Company’s common stock. The Company had repurchased 5,334,500 shares under that authorization through the end of December 2004.

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

The Company uses foreign currency forward contracts as hedges of the fair value of certain non-U.S. dollar denominated asset and liability positions, primarily accounts receivable. Gains and losses resulting from the impact of currency exchange rate movements on these forward contracts are recognized in the accompanying consolidated statements of income in the period in which the exchange rates change and offset the foreign currency gains and losses on the underlying exposure being hedged.

Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, unrealized gains and losses on such forward contracts are recorded as a separate component of stockholders’ equity in the accompanying consolidated balance sheets and reclassified into earnings as the hedged transaction affects earnings.

The Company’s hedges are designed to be highly effective at inception because the critical terms of the hedging instrument and the hedged item are identical. The Company, therefore, is not required to perform a detailed test of effectiveness. However, a reduction in the forecasted or actual hedged item below the hedged amount could result in an ineffective hedge. The Company monitors the forecasted cash flow exposures on an ongoing basis to determine if any ineffectiveness exists. Any hedge ineffectiveness is recorded as an adjustment in the accompanying consolidated statements of income in the period in which the ineffectiveness occurs. To date, no ineffectiveness has been identified.

Income taxes — Income tax expense for continuing operations and discontinued operations is based on reported earnings before income taxes in accordance with the tax rules and regulations of the specific legal entities within the various specific taxing jurisdictions where the Company’s income is earned. The income tax rates imposed by these taxing jurisdictions vary substantially. Taxable income may differ from income before income taxes for financial accounting purposes. To the extent that differences are due to revenue or expense items reported in one period for tax purposes and in another period for financial accounting purposes, a provision for deferred income taxes is made using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. Deferred income taxes are not recorded on undistributed earnings of international affiliates based on the Company’s intention that these earnings will continue to be reinvested.

Products liability — The Company accrues costs for products liability at the time a loss is probable and the amount of loss can be estimated. The Company believes the probability of loss can be established and the amount of loss can be estimated only after certain minimum information is available, including verification that Company-produced products were involved in the incident giving rise to the claim, the condition of the product purported to be involved in the claim, the nature of the incident giving rise to the claim, and the extent of the purported injury or damages. In cases where such information is known, each products liability claim is evaluated based on its specific facts and circumstances. A judgment is then made, taking into account the views of counsel and other relevant factors, to determine the requirement for establishment or revision of an accrual for any potential liability. In most cases, the liability cannot be determined with precision until the claim is resolved. Pursuant to applicable accounting rules, the Company accrues the minimum liability for each known claim when the estimated outcome is a range of possible loss and no one amount within that range is more likely than another. No specific accrual is made for individual unasserted claims or for asserted claims where the minimum information needed to evaluate the probability of a liability is not yet known. However, an accrual for such claims based, in part, on management’s expectations for future litigation activity is maintained. Because of the speculative nature of litigation in the United States, the Company does not believe a meaningful aggregate range of potential loss for asserted and unasserted claims can be determined. The total cost of resolution of such claims, or increase in reserves resulting from greater knowledge of specific facts and circumstances related to such claims, could have a greater impact on the consolidated results of operations and financial position of the Company in future periods and, in some periods, could be material.

The Company’s exposure for each claim occurring prior to April 1, 2003 is limited by the coverage provided by its excess liability insurance program. The program for that period includes a relatively low per claim retention and a policy year aggregate retention limit on claims arising from occurrences which took place during a particular policy year. Effective April 1, 2003, the Company established a new excess liability insurance program. The new program covers the Company’s products liability claims occurring on or after April 1, 2003 and is occurrence-based insurance coverage which includes an increased per claim retention limit, increased policy limits, and the establishment of a captive insurance company. Premium costs for insurance coverage in excess of the self-insured amounts for the current policy year are $10,419 higher than under the previous program, the per claim retention limit increased $13,250 and the aggregate retention limit was eliminated, while excess liability coverage increased by $35,000. This new program was in place for the entire year in 2004 and for nine months in 2003, resulting in higher costs during 2004 compared to 2003 and during 2003 compared to 2002.

The products liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves, and legal costs incurred in defending claims against the Company offset by recoveries of legal fees. Legal costs are expensed as incurred and products liability insurance premiums are amortized over coverage periods. The Company is entitled to reimbursement, under certain insurance contracts in place for periods ending prior to April 1, 2003, of legal fees expensed in prior periods based on events occurring in the those periods. The Company records the reimbursements under such policies in the period the conditions for reimbursement are met. Products liability costs totaled $29,020, $41,040 and $60,476 and in 2002, 2003 and 2004, respectively, and include recoveries of legal fees of $7,968, $14,752 and $9,349 in 2002, 2003 and 2004, respectively. Policies applicable to claims occurring on April 1, 2003 and thereafter do not provide for recovery of legal fees.

Advertising expense — Expenses incurred for advertising include production and media and are generally expensed when incurred. Dealer-earned cooperative advertising expense is recorded when earned. Advertising expense for 2002, 2003 and 2004 was $36,086, $42,002 and $51,745, respectively.

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

	2002	2003	2004
Risk-free interest rate	2.9%	1.9%	2.4%
Dividend yield	2.8%	2.8%	2.1%
Expected volatility of the Company’s common stock	0.330	0.341	0.336
Expected life in years	4.8	6.6	6.7

The weighted-average fair value of options granted in 2002, 2003 and 2004 was $3.47, $3.74 and $5.69, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The Company’s reported and pro forma financial results are as follows:

	2002	2003	2004
Income from continuing operations as reported	$55,032	$27,344	$27,446
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,193)	(1,659)	(1,322)

Pro forma income from continuing operations	$52,839	$25,685	$26,124

Basic earnings per share from continuing operations:
Reported	$0.75	$0.37	$0.37
Pro forma	0.72	0.35	0.35

Diluted earnings per share from continuing operations:
Reported	$0.74	$0.37	$0.37
Pro forma	0.71	0.35	0.35

Warranties — The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population, and the value of tires to be replaced. During the third quarters of 2003 and 2004, as a result of the review of the adequacy of its warranty liabilities which is performed each quarter, the Company reduced the enhanced warranty accrual established in 2001 as a result of the class action settlement by $3,900 and $11,273, respectively, and increased the normal warranty accrual by $3,311 in 2003. The reduction to the enhanced warranty liability is attributed to a reduction in the eligible population of tires subject to the enhanced warranty due to the passage of time and to lower than expected claims. The increase in the normal warranty liability in 2003 resulted from the revision of estimates made during the third quarter. The following table summarizes the activity in the Company’s product warranty liabilities:

	2003	2004
Reserve at January 1	$23,231	$22,642

Additions	9,403	4,643
Enhanced warranty adjustment	(3,900)	(11,273)
Payments	(6,092)	(5,964)

Reserve at December 31	$22,642	$10,048

Use of estimates — The preparation of consolidated financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of (1) revenues and expenses during the reporting period, and (2) assets and liabilities, as well as disclosure of contingent assets and liabilities, at the date of the consolidated financial statements. Actual results could differ from those estimates.

Revenue recognition — Revenues are recognized when title to the product passes to customers. Shipping and handling costs are recorded in cost of products sold. Allowance programs such as volume rebates and cash discounts are recorded at the time of sale based on anticipated accrual rates for the year.

Research and development — Costs are charged to cost of products sold as incurred and amounted to approximately $14,688, $17,496 and $18,582 in 2002, 2003 and 2004, respectively.

Accounting pronouncements — In November, 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This statement amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard will have no impact on the Company’s consolidated financial statements.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123; however, this Statement requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method, in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for (a) all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method, which includes the requirements of the modified prospective method described above for new awards and unvested awards but also permits entities to restate based on the amounts previously determined under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented of (b) prior interim periods of the year of adoption.

The Company currently accounts for share-based payments to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion 25 and as currently permitted by SFAS No. 123. In accordance with that Standard, the Company generally recognizes no compensation cost for employee stock options. Accordingly, the Company’s adoption of the fair value method prescribed in SFAS No. 123(R) will have an impact on its future results of operations. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in the “Significant Accounting Policies - Stock-based compensation” footnote to the consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $2,341, $551, and $2,718 in 2002, 2003 and 2004, respectively.

The Company is currently evaluating the provisions of this Statement, the impact on its consolidated financial statements and the timing and approach to adoption of the Statement.

Acquisitions

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

The acquisition in 2003 does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

Divestiture of Cooper-Standard Automotive

On December 23, 2004 the Company sold its automotive operations, known as Cooper-Standard Automotive, to an entity formed by The Cypress Group and Goldman Sachs Capital Partners. In addition to the segregation of operating financial results, assets, and liabilities, Emerging Issues Task Force (“EITF”) No. 87-24, “Allocation of Interest to Discontinued Operations,” mandates the reallocation to continuing operations of general corporate overhead previously allocated to discontinued operations and permits the allocation of interest to discontinued operations in accordance with specific guidelines. Corporate overhead that previously would have been allocated to Cooper-Standard of $12,392, $12,048 and $12,201 for the years ended 2002, 2003 and 2004 respectively, is charged against continuing operations in the Company’s consolidated statements of income. The Company is using the permitted allocation method for interest expense on corporate debt, which is based on the ratio of net assets to be sold or discontinued to the sum of total net assets of the consolidated Company plus consolidated debt. Under this method, interest expense of $35,925, $31,165 and $34,019 for the years ended 2002, 2003 and 2004, respectively, was allocated to discontinued operations in addition to interest on debt held directly by Cooper-Standard. Operating results for Cooper-Standard included in income from discontinued operations, net of income taxes, on the Company’s consolidated statements of income and are presented in the following table. These amounts plus the results of other, smaller discontinued operations comprise the total income from discontinued operations.

(Dollar amounts in millions except per share amounts)
	Years ended December 31
	2002	2003	2004
Net sales	$1,585,953	$1,662,216	$1,851,954
Operating profit, including restructuring costs	131,677	110,834	137,838

Interest expense	43,964	38,789	36,365
Other — net	(2,846)	(3,584)	(2,696)

Income from discontinued operations before income taxes	90,559	75,629	104,169

Provision for income taxes	35,698	29,968	39,053

Income from discontinued operations, net of income taxes	$54,861	$45,661	$65,116

The total assets and total liabilities of Cooper-Standard presented as assets of discontinued operations and liabilities of discontinued operations at December 31, 2003 are detailed below.

December 31,
2003
ASSETS
Current assets	$440,287
Net property, plant, and equipment	506,225
Goodwill	384,568
Intangibles and other assets	55,749

Total assets of discontinued operations	$1,386,829

LIABILITIES
Current liabilities	$215,913
Long-term debt	8,056
Postretirement benefits other than pensions	69,061
Other long-term liabilities	51,445
Deferred income taxes	(4,862)

Total liabilities of discontinued operations	$339,613

Gain on Sale of Cooper-Standard Automotive

Proceeds from the sale of Cooper-Standard Automotive were $1,221,037, including additional proceeds of approximately $48,770 expected during 2005 based on the buyer’s reported post-closing amounts. The expected additional proceeds are recorded as accounts receivable from the sale of automotive operations on the consolidated balance sheet at December 31, 2004.

The Company recorded a gain of $112,448 on the sale based on the preliminary sales price, including a tax benefit of $6,362 resulting primarily from currently deductible compensation expenses and other costs associated with the sale. Differences from the buyer’s reported post-closing amounts and the final payment amount, if any, will be reflected as an adjustment to the gain on the sale after the final payment amount is agreed upon. There is no tax liability on the gain due to a capital loss in the United States resulting from book and tax bases differences and a statutory exemption from tax on the capital gain in the United Kingdom.

In connection with the sale, the Company agreed to indemnify the buyer against pre-closing income tax liabilities and other items specified in the Sale Agreement. For indemnity commitments where the Company believes future payments are probable, it also believes the expected outcomes can be estimated with reasonable accuracy. Accordingly, for such amounts, a liability has been recorded with a corresponding decrease in the gain on the sale. Other indemnity provisions will be monitored for possible future payments not presently contemplated. With the passage of time, additional information may become available to the Company which would indicate the estimated indemnification amounts require revision. Changes in estimates of the amount of indemnity payments will be reflected as an adjustment to the gain on sale in the periods in which the additional information becomes known.

Other Discontinued Operations

In September 2004, the North American Tire segment announced its intent to cease its inner tube business and is currently in discussions with potential buyers for this business or its assets. The segment recorded restructuring charges of $5,163 related to this decision, which included an impairment charge of $2,922 to write the inner tube assets down to their fair market value, severance costs of $1,115, employee benefit costs of $826,000 and other costs of $300,000. All employees affected by this initiative have left the Company and are being paid their severance package in accordance with the terms of their separation. The following table summarizes the activity associated with this initiative since its announcement:

Employee
Separation
Costs
Accrual at January 1, 2004	$—
Severance costs accrued	1,115
Cash payments	(388)

Accrual at December 31, 2004	$727

The accrued severance is presented as “Liabilities of discontinued operations” on the Company’s consolidated balance sheets.

Sales for the Company’s inner tube business were $26,839, $22,019 and $17,301 for the years 2002, 2003 and 2004, respectively. Operating profit of $3,003 was generated in 2002 and $1,277 was generated in 2003. An operating loss of $5,821 was recorded in 2004, including the restructuring charges described above. Net income for the tube operation was $1,952 in 2002 and $830 in 2003. A net loss of $3,638 was recognized in 2004.

Restructuring

During 2002, the International Tire segment recorded $134 of restructuring costs related to employee terminations at its United Kingdom facility and the North American Tire segment recorded $37 of restructuring costs associated with the downsizing of a manufacturing facility.

During 2003, the North American Tire segment recorded $2,100 of employee severance costs related to a management reorganization. All employees affected by this reorganization have left the Company and were paid their severance package in accordance with the terms of their separation. The segment also recorded an additional $90 of restructuring costs associated with this initiative. The following table summarizes the activity related to the severance accrual since January 1, 2003:

Employee
Separation
Costs
Accrual at January 1, 2003	$—
Severance costs accrued	2,100
Cash payments	(1,800)

Accrual at December 31, 2003	300
Cash payments	(300)

Accrual at December 31, 2004	$—

During 2004, the North American Tire segment initiated two restructuring plans. In the second quarter, the segment announced an initiative to consolidate its pre-cure retread operations in Asheboro, NC, and recorded a charge of $1,715 to write certain related equipment down to its scrap salvage value (the fair market value) and recorded $102 in equipment disposal costs. In the third quarter, a plan to cease production of radial medium truck tires by the end of 2005 at the Albany, GA tire facility was announced. These tires will be sourced from Asian manufacturers in the future. No employees will be affected by this initiative. The segment recorded an impairment charge of $7,536 million for equipment associated with radial medium truck tire production to write the equipment down to its fair market value as determined by sales proceeds negotiated with a potential buyer.

Assets Held for Sale

As a result of the sale of the Company’s automotive business and the ongoing discussions with potential buyers of the Company’s inner tube business or its assets, these operations are considered to be discontinued operations as defined under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and require specific accounting and reporting which differs from the approach used to report the Company’s results in the prior year. The Standard also requires restatement of comparable prior periods to conform to the required presentation. The consolidated balance sheets at December 31, 2003 and 2004 display the segregation of the total assets of the operations to be sold as an aggregated current asset and the related total liabilities as an aggregated current liability. The Company’s automotive operations were sold in December of 2004.

As a result of the closure of an Automotive manufacturing facility in the United Kingdom, the assets of that facility with a carrying value of $1,587, are classified as “Assets Held for Sale” on the consolidated balance sheets of the Company at December 31, 2004. The assets of the Cleveland manufacturing facility, a closed Cooper-Standard plastics parts operation, valued at $811, remain with the Company and are also classified as “Assets Held for Sale” on the consolidated balance sheets of the Company. The Company has binding contracts for the sale of these facilities with closings scheduled early in the second quarter of 2005.

Discussions continue with potential buyers of the Clarksdale assets and business. The assets of the Clarksdale facility with a carrying value of $6,965 are also classified as “Assets Held for Sale” at December 31, 2004.

The radial medium truck tire equipment located at the Albany, GA tire facility has a fair market value of $1,450 and is classified as “Assets Held for Sale” on the consolidated balance sheets of the Company at December 31, 2004. The Company is exploring the sale of this equipment as part of its intent to cease production of radial medium truck tires by the end of 2005 and source this product from Asian manufacturers.

Inventories

Under the LIFO method, inventories have been reduced by approximately $60,976 and $85,954 at December 31, 2003 and 2004, respectively, from current cost which would be reported under the first-in, first-out method. Approximately 75 percent of the Company’s inventories have been valued under the LIFO method at both December 31, 2003 and 2004.

Goodwill and Intangibles

Goodwill is recorded in the segment where it was generated by acquisitions. Purchased goodwill and indefinite-lived intangible assets are tested annually for impairment. The Company also reevaluated its intangible assets and determined that there were no significant changes in their useful lives. During the fourth quarters of 2003 and 2004, the Company completed its annual tests for goodwill impairment and no impairment was indicated at those times.

The following table presents intangible assets and accumulated amortization balances as of December 31, 2003 and 2004:

	December 31, 2003			December 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Definite-lived:
Trademarks and tradenames	$16,500	$(3,206)	$13,294	$16,480	$(4,141)	$12,339
Patents and technology	14,131	(7,461)	6,670	14,151	(8,898)	5,253
Other	5,448	(1,371)	4,077	5,314	(1,999)	3,315

	36,079	(12,038)	24,041	35,945	(15,038)	20,907
Indefinite-lived:
Trademarks	13,191	—	13,191	13,191	—	13,191

	$49,270	$(12,038)	$37,232	$49,136	$(15,038)	$34,098

Estimated amortization expense over the next five years is as follows: 2005 — $3,010, 2006 — $3,000, 2007 — $2,982, 2008 — $2,608, and 2009 — $1,028.

Debt

On June 30, 2004, the Company restated and amended its revolving credit facility with a consortium of ten banks. Pursuant to the amendment, debt covenants based on the ratio of income before fixed charges and income taxes to fixed charges (the “fixed charge coverage ratio”) was eliminated and replaced by an interest coverage ratio. This ratio (consolidated earnings before interest, taxes, depreciation and amortization divided by consolidated net interest expense) is required to be maintained at a minimum of 3.0 times by the Company. The amendment also eliminated a covenant based on the computation of the ratio of total debt to total capitalization and replaced it with the ratio of consolidated net indebtedness to consolidated capitalization. Consolidated net indebtedness is indebtedness measured in accordance with generally accepted accounting principles in the United States reduced by cash and eligible short term investments in excess of $30,000. The Company is required to maintain this ratio below 55 percent. The Agreement, as amended, provides up to $175,000 in credit facilities until August 31, 2008 and an additional $175,000 in credit facilities until June 29, 2005. The Company has the option to convert any outstanding loans under the short-term commitment into a one-year term loan. The loans may be denominated in either U.S. Dollars or certain other currencies based upon Eurodollar interest rates or the agent bank’s base rate. In addition, the terms of the Agreement permit the Company to request bid rate loans from banks participating in the Agreement.

Borrowings under the Agreement bear a margin linked to the Company’s long-term credit ratings from Moody’s and Standard & Poor’s. There are no compensating balances required and the facility fees are not material. The credit facilities also support issuance of commercial paper. There were no borrowings under the revolving credit facilities and no commercial paper was outstanding at December 31, 2003 or 2004.

The Company’s revolving credit facility also contains a covenant which prevents the disposition of a substantial portion of its assets. A waiver of this covenant was granted by the bank group in December 2004 to permit the disposition of Cooper-Standard Automotive.

In August 2001 a Canadian subsidiary of the Company entered into a $125,000 loan agreement with Market Street Funding Corporation, an affiliated company of PNC Bank NA, which was secured by certain trade accounts receivable. At that time, $90,000 was advanced under the loan agreement with a maturity date of August 2006. This loan was repaid in the second quarter of 2004 and the arrangement was cancelled.

The Company has a global cash pooling arrangement which allows the efficient management of cash between its operations in various foreign countries. Prior to the sale of Cooper-Standard, the Company’s continuing operations were a net debtor within the pool. This position was settled prior to the sale transaction in late December, resulting in the repayment of $32 million of cash pool debt during 2004.

The Company has entered into $150,000 of interest rate swap contracts to convert a portion of the 2009 Senior Notes to floating rates. The carrying value of the 7.75 percent notes has been increased by the change in the fair value of the related interest rate swap contracts of $3,905 at December 31, 2003 and $3,721 at December 31, 2004. The net amounts paid or received from these interest rate swap contracts are recorded as an adjustment to interest expense.

The following table summarizes the long-term debt of the Company at December 31, 2003 and 2004:

	2003	2004
7.75% unsecured notes, aggregate principal payment due December 2009	$353,905	$353,721
8% unsecured notes, aggregate principal payment due December 2019	225,000	225,000
7.625% unsecured notes, aggregate principal payment due March 2027	189,900	189,900
Canadian floating rate note due 2006	90,000	—
Capitalized leases and other	5,087	5,083

	863,892	773,704
Less current maturities	—	—

	$863,892	$773,704

The Company has no long-term debt maturities due until December 2009 when $350,000 of notes mature.

The Company’s debt agreements require it to maintain, among other things, certain financial ratios. Retained earnings of $1,397,268 at December 31, 2004 are available for the payment of cash dividends and purchases of the Company’s common shares.

The Company and its subsidiaries also have, from various banking sources, approximately $25,900 of available short-term lines of credit of which $459, included in Notes payable on the consolidated balance sheet, is outstanding at December 31, 2004, at rates of interest approximating euro-based interest rates. The amounts available and outstanding vary based on exchange rates as borrowings may be in currencies other than the U.S. Dollar.

The weighted average interest rate of short-term notes payable at December 31, 2003 and 2004 was 4.0 percent and 5.25 percent, respectively.

Interest paid on debt, net of payments received under interest rate swap agreements, during 2002, 2003 and 2004 was $73,438, $64,027 and $61,723, respectively. The amount of interest capitalized was $418, $990 and $2,014 during 2002, 2003 and 2004, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s debt is computed using discounted cash flow analyses based on the Company’s estimated current incremental borrowing rates. The carrying amounts and fair values of the Company’s financial instruments as of December 31 are as follows:

	2003		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$28,550	$28,550	$881,728	$881,728
Short-term investments	—	—	46,064	46,064
Notes payable	(161)	(161)	(459)	(459)
Long-term debt	(863,892)	(992,192)	(773,704)	(894,204)
Derivative financial instruments	(17,688)	(17,688)	(1,625)	(1,625)

The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures and fair value hedges of fixed rate debt. Exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations are offset by the change in values of the fair value foreign currency hedges. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc and Swedish kronar generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2003 and 2004 was $350,298 and $187,000, respectively. The counterparties to each of these agreements are major commercial banks. Management believes that the probability of losses related to credit risk on investments classified as cash and cash equivalents and short-term investments is remote.

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

If any person becomes an Acquiring Person, or if an Acquiring Person engages in certain self-dealing transactions or a merger transaction in which the Company is the surviving corporation and its common stock remains outstanding, or an event occurs which results in such Acquiring Person’s ownership interest being increased by more than one percent, then each right not owned by such Acquiring Person or certain related parties will entitle its holder to purchase a number of shares of the Company’s Series A Preferred Stock (or in certain circumstances, Company common stock, cash, property, or other securities of the Company) having a value equal to twice the then- current exercise price of the right. In addition, if, following the Stock Acquisition Date, the Company (i) is acquired in a merger or other business combination and the Company is not the surviving corporation, (ii) is involved in a merger or other business combination transaction with another person after which all or part of the Company’s common stock is converted or exchanged for securities, cash or property of any other person, or (iii) sells 50 percent or more of its assets or earning power to another person, each right (except rights that have been voided as described above) will entitle its holder to purchase a number of shares of common stock of the ultimate parent of the Acquiring Person having a value equal to twice the then-current exercise price of the right.

The Company will generally be entitled to redeem the rights at one cent per right, subject to adjustment in certain events, payable in cash or shares of the Company’s common stock at any time until the tenth business day following the Stock Acquisition Date.

Stock-Based Compensation

Stock Options

The Company’s 1998 and 2001 incentive compensation plans allow the Company to grant awards to key employees in the form of stock options, stock awards, restricted stock units, stock appreciation rights, performance units, dividend equivalents and other awards. The 1986 and 1996 incentive stock option plans and the 1998 and 2001 incentive compensation plans provide for granting options to key employees to purchase common shares at prices not less than market at the date of grant. Options under these plans may have terms of up to ten years becoming exercisable in whole or in consecutive installments, cumulative or otherwise. The plans allow the granting of nonqualified stock options which are not intended to qualify for the tax treatment applicable to incentive stock options under provisions of the Internal Revenue Code. Options which were outstanding at December 31, 2002 under these plans had a term of ten years and become exercisable 50 percent after the first year and 100 percent after the second year. Options which were granted during 2003 and 2004 under the 2001 incentive compensation plan have terms of ten years and become exercisable 25 percent per year.

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

Summarized information for the plans follows:

			Weighted
			Average
		Number of	Exercise	Available
		Shares	Price	For Grant
January 1, 2002
	Outstanding	3,226,870	$17.26
	Exercisable	2,028,896	19.68

	Granted	868,300	15.14
	Exercised	(583,666)	13.69
	Expired	(22,320)	24.94
	Cancelled	(137,374)	17.97

December 31, 2002				5,799,699
	Outstanding	3,351,810	17.24
	Exercisable	2,166,410	18.67

	Granted	703,150	14.61
	Exercised	(266,155)	14.23
	Expired	(22,603)	25.17
	Cancelled	(136,806)	17.75

December 31, 2003				4,475,862
	Outstanding	3,629,396	16.89
	Exercisable	2,545,146	17.78

	Granted	705,900	19.81
	Exercised	(394,012)	14.29
	Expired	(20,629)	24.55
	Cancelled	(127,627)	18.84

December 31, 2004				3,987,480
	Outstanding	3,793,028	17.60
	Exercisable	2,599,954	17.56

The weighted average remaining contractual life of options outstanding at December 31, 2004 is 6.3 years.

Segregated disclosure of options outstanding at December 31, 2004 is as follows:

	Range of Exercise Prices
	Less than or	Greater than $14.75 and	Greater than or
	equal to $14.75	less than $19.80	equal to $19.80

Options outstanding	1,279,185	1,284,467	1,229,376

Weighted average exercise price	$13.83	$17.62	$21.51

Remaining contractual life	6.9	8.0	3.8

Options exercisable	792,011	600,567	1,207,376

Weighted average exercise price	$13.35	$15.18	$21.51

Restricted Stock Units

Under the 1998 and 2001 Incentive Compensation Plans, restricted stock units may be granted to officers and other key employees. Deferred compensation related to the restricted stock units is determined based on the fair value of the Company’s stock on the date of grant and is amortized to expense over the vesting period. The following table provides details of the restricted stock units granted by the Company:

				Restricted					Restricted
		Weighted		Stock Units					Stock Units
	Restricted	Average		Outstanding	Restricted	Accrued		Restricted	Outstanding
	Stock Units	Fair	Vesting	December 31,	Stock Units	Dividend	Shares	Stock Units	December 31,
	Granted	Value	Period	2003	Granted	Equivalents	Issued	Cancelled	2004
1999	49,210	$16.50	1 to 3 years	38,524		706	(3,405)		35,825
2001	3,836	13.47	1 and 2 years	3,051		54	(546)		2,559
2002	23,000	14.98	5 years	22,792		483	(1,053)	(1,042)	21,180
2003	5,000	17.89	5 years	5,060		110			5,170
2003	1,000	17.89	3 years	1,012		22			1,034
2004	25,674	19.76	1 year		25,674	523			26,197
2004	5,400	19.76	3 years		5,400	110			5,510
2004	3,000	21.27	5 years		3,000	48			3,048

	116,120			70,439	34,074	2,056	(5,004)	(1,042)	100,523

Common Stock

There were 18,596,202 common shares reserved for grants under compensation plans and contributions to the Company’s Spectrum Investment Savings Plan and Pre-Tax Savings plans at December 31, 2004. The Company matches contributions made by participants to these plans in accordance with a formula based upon the financial performance of the Company. Matching contributions are directed to the Company Stock Fund and must remain invested in that fund until an employee has attained three years of service with the Company. Once an employee has attained three years of service, any matching contributions may be transferred to any of the other investment funds offered under the plans.

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

For defined benefit plans, benefits are generally based on compensation and length of service for salaried employees and length of service for hourly employees. Effective January 1, 2002 a new hybrid pension plan covering all domestic salaried and non-bargained hourly employees was established. Current employees meeting certain requirements were grandfathered in the previous defined benefit programs. The new pension plan resembles a savings account. Amounts are credited based on a combination of age, years of service and percentage of earnings. A cash-out option is available upon termination or retirement.

The Company’s general funding policy is to contribute more than minimum requirements but not in excess of amounts deductible for United States federal income tax purposes. Employees of certain of the Company’s foreign operations are covered by either contributory or non-contributory trusteed pension plans.

Participation in the Company’s defined contribution plans is voluntary and participants’ contributions are limited based on their compensation and for certain supplemental contributions which are not eligible for company matching based on their age. The Company matches certain plan participants’ contributions up to various limits. Company contributions for certain of these plans are dependent on operating performance. Expense for those plans was $6,078, $3,932 and $6,069 for 2002, 2003 and 2004, respectively.

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

The Company adopted SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” in 1992 and, to mitigate the impact of medical cost inflation on the Company’s retiree medical obligation, instituted per participant caps on the amounts of retiree medical benefits it will provide to future retirees. The caps do not apply to individuals who retired prior to certain specified dates. Costs in excess of these caps will be paid by plan participants. The Company has implemented increased cost sharing in 2004 in the retiree medical coverage provided to certain eligible current and future retirees.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted in December 2003. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003.” This FSP provided accounting and disclosure guidance for employers who sponsor postretirement health care plans that provide drug benefits. Regulations regarding implementation of provisions relevant to the Company’s accounting are complex and contain acknowledged open issues. The Company recorded their potential effect during the third quarter of 2004, retroactive to January 1, 2004 as prescribed by FSP 106-2.

The Act reduced net periodic postretirement benefit cost by $2,183 in 2004 including service cost, interest cost and amortization of the actuarial gain. The total impact on the Company’s actuarial liability under all U. S. plans was a reduction of $15,300 and is being accounted for as an actuarial gain that will be amortized as a reduction of the Company’s periodic expense and balance sheet liability over periods from ten to twelve years.

In connection with the divestiture of the automotive operations, defined benefit plans relating to automotive operations were assumed by the buyer except those relating to previously closed plants. Obligations assumed by the buyer consisted of 1) plans established under collective bargaining agreements all of which related to discrete automotive employee units and which have been separately measured and transferred to the buyer at closing and 2) obligations relating to active automotive employees and retirees who participated in the Company’s non-bargained defined benefit plan which covered all eligible non-bargained employees. Pursuant to terms of the sale, an actuarial determination is to be made of the obligations and assets being split from the Company’s non-bargained plan. At December 31, 2004, the Company’s actuary has provided estimates of the total obligations, computed using the Company’s accounting methods and actuarial estimates, and assets to be transferred to the buyer. The estimated amounts to be transferred, measured at December 31, 2004, are reflected in the table below. Actual amounts transferred will be actuarially determined by June 2005 and the computed obligation and plan assets will be transferred to the buyer at that time. As a result, the obligations and assets relating to continuing operations may differ from the amounts shown in the table below. Such differences, if any, will be reflected as an adjustment to the gain on the sale of the automotive operations. The Company does not believe such differences will be material.

The table below reflects changes in the projected obligations and fair market values of assets in all defined benefit pension and other postretirement benefit plans of the Company, including those relating to the automotive group through December 23, 2004, the date of the sale of the automotive operations, and, in 2004, are reduced by the estimated amounts assumed by the buyer to arrive at estimated amounts retained by the Company. The funded status of the plans, amounts recognized in the balance sheet at December 31, 2004 and components of periodic expense in a following table, relate only to the estimated amounts for continuing operations.

			Other
	Pension Benefits		Postretirement Benefits
	2003	2004	2003	2004
Change in projected benefit obligation:
Projected benefit obligation at January 1	$896,926	$1,036,383	$311,059	$348,232
Impact of the Medicare Act	—	—	—	(15,300)
Acquisition	720	—	—	—
Divestiture	—	(252,312)	—	(92,421)
Service cost	26,889	32,336	7,169	7,857
Plan curtailments	—	668	—
Participant contributions	2,173	2,327	—
Interest cost	61,550	66,729	20,692	20,624
Actuarial loss	69,460	63,486	30,857	17,206
Amendments	574	5,852	—
Benefits paid	(50,757)	(55,501)	(22,607)	(21,716)
Foreign currency exchange rate effect	28,848	20,686	1,062	360

Projected benefit obligation at December 31	$1,036,383	$920,654	$348,232	$264,842

Change in plans’ assets:
Fair value of plans’ assets at January 1	$696,478	$835,977	$—	$—
Actual return on plans’ assets	108,263	90,698	—	—
Employer contributions	58,674	115,210	—	—
Participant contributions	2,173	2,327	—	—
Divestiture	—	(185,162)	—	—
Benefits paid	(50,402)	(54,832)	—	—
Foreign currency exchange rate effect	20,791	14,836	—	—

Fair value of plans’ assets at December 31	$835,977	$819,054	$—	$—

Funded status of the plans	$(200,406)	$(101,600)	$(348,232)	$(264,842)
Unrecognized actuarial loss	301,615	265,902	107,499	80,609
Unrecognized prior service cost	(20,918)	(18,309)	120	(2,430)
Unrecognized net transition obligation	(77)	(30)	—	—
Adjustment for minimum liability	(216,825)	(140,079)	—	—

Net amount recognized	$(136,611)	$5,884	$(240,613)	$(186,663)

Amounts recognized in the balance sheets:
Other assets	$77,779	$153,399	$—	$—
Assets of discontinued operations	10,109	—	—	—
Accrued liabilities	—	—	(14,126)	(17,179)
Liabilities of discontinued operations	(40,600)	—	(74,824)	—
Postretirement benefits other than pensions	—	—	(151,663)	(169,484)
Other long-term liabilities	(183,899)	(147,515)	—	—

Net amount recognized	$(136,611)	$5,884	$(240,613)	$(186,663)

The accumulated benefit obligation for all defined benefit pension plans was $973,623 and $846,527 at December 31, 2003 and 2004, respectively.

Weighted-average assumptions used to determine benefit obligations at December 31:

			Other
	Pension Benefits		Postretirement Benefits
	2003	2004	2003	2004
All plans
Discount rate	6.38%	6.14%	6.25%	6.00%
Rate of compensation increase	3.58%	3.60%	—	—

Domestic plans
Discount rate	6.25%	6.00%	6.25%	6.00%
Rate of compensation increase	3.25%	3.25%	—	—

Foreign plans
Discount rate	6.73%	6.49%	6.25%	n/a
Rate of compensation increase	4.47%	4.48%	—

At December 31, 2004 the weighted average assumed annual rate of increase in the cost of health care benefits (health care cost trend rate) was 9.0 percent per year for 2005 and 2006 and 6.0 percent per year for 2007 and thereafter.

				Other
	Pension Benefits			Postretirement Benefits
	2002	2003	2004	2002	2003	2004
Components of net periodic benefit cost:
Service cost	$17,990	$17,692	$20,782	$4,042	$5,099	$5,048
Interest cost	46,167	47,791	51,603	16,479	15,249	15,106
Expected return on plan assets	(51,433)	(49,212)	(58,426)	—	—	—
Amortization of transition obligation	799	342	(38)	—	—	—
Plan curtailment	—	—	826	—	—	—
Amortization of prior service cost	2,620	3,253	2,463	1,323	1,081	(122)
Recognized actuarial loss	7,102	13,518	14,031	2,739	2,252	3,047

Net periodic benefit cost	$23,245	$33,384	$31,241	$24,583	$23,681	$23,079

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

				Other
	Pension Benefits			Postretirement Benefits
	2002	2003	2004	2002	2003	2004
All plans
Discount rate	7.19%	6.81%	6.38%	7.25%	6.75%	6.25%
Expected return on plan assets	9.24%	8.98%	8.98%	—	—	—
Rate of compensation increase	4.80%	3.93%	3.58%	—	—	—

Domestic plans
Discount rate	7.25%	6.75%	6.25%	7.25%	6.75%	6.25%
Expected return on plan assets	9.50%	9.00%	9.00%	—	—	—
Rate of compensation increase	4.75%	3.75%	3.25%	—	—	—

Foreign plans
Discount rate	7.00%	7.00%	6.73%	n/a	n/a	n/a
Expected return on plan assets	8.43%	8.92%	8.93%
Rate of compensation increase	4.97%	4.48%	4.47%

The following table lists the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets at December 31, 2003 and 2004:

	2003		2004
	Projected	Accumulated	Projected	Accumulated
	benefit	benefit	benefit	benefit
	obligation	obligation	obligation	obligation
	exceeds plan	exceeds plan	exceeds plan	exceeds plan
	assets	assets	assets	assets
Projected benefit obligation	$1,033,977	$1,011,629	$906,641	$503,334
Accumulated benefit obligation	971,257	953,507	832,513	487,720
Fair value of plan assets	833,561	814,541	804,023	423,894

Assumed health care cost trend rates for other postretirement benefits have a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One
	Percentage Point
	Increase	Decrease
Increase (decrease) in total service and interest cost components	$363	$(312)
Increase (decrease) in the postretirement benefit obligation	6,189	(5,322)

The Company’s weighted average asset allocations for its domestic and foreign pension plans’ assets at December 31, 2003 and December 31, 2004 by asset category are as follows:

	Domestic Plans		Foreign Plans
Asset Category	2003	2004	2003	2004
Equity securities	65%	64%	72%	73%
Debt securities	32	34	28	26
Cash	3	2	—	1

Total	100%	100%	100%	100%

The Company’s investment policy for United States plans’ assets is to maintain an allocation of 65 percent in equity securities and 35 percent in debt securities. The Company’s investment policy for United Kingdom plan assets is to maintain an allocation of 70 percent in equity securities and 30 percent in debt securities. Rebalancing of the asset portfolios occurs periodically if the mix differs from the target allocation. Equity security investments are structured to achieve an equal balance between growth and value stocks. The amount shown as cash represents Company contributions that occurred in late December and had not yet been invested. The Company also has a pension plan in Germany and the assets of that plan consist of investments in a German insurance company.

The fair value of domestic plan assets was $638,301 at December 31, 2003. At December 31, 2004, after the sale of Cooper-Standard, the fair market value of domestic plan assets was $624,135. The fair value of United States plans’ assets at the end of each December are derived using assets held by the Trust at the end of each November, then adding contributions made during December and deducting benefits paid to the plans’ participants during December. The fair value of United Kingdom plan assets was $163,240 and $192,399 at September 30, 2003 and 2004, respectively. The United Kingdom plan has a September 30 measurement date for the pension liabilities and assets. The plan assets at September 30 are the plan assets disclosed in this footnote. The fair value of the German pension plan assets was $2,417 and $2,520 at December 31, 2003 and 2004, respectively.

The Company determines the annual expected rates of return on pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio. These computed rates of return are reviewed by the Company’s investment advisors and actuaries. Industry comparables and other outside guidance are also considered in the annual selection of the expected rates of return on pension assets.

The Company estimates it will contribute between $40,000 and $45,000 to its domestic and foreign pension plans in 2005 under its normal funding policy.

The Company estimates its benefit payments for its domestic and foreign pension plans and postretirement benefit plans during the next ten years to be as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
2005	$40,000	$17,000
2006	40,000	18,000
2007	42,000	18,000
2008	44,000	19,000
2009	45,000	19,000
2010 through 2014	268,000	105,000

Income Taxes

Components of income from continuing operations before income taxes were as follows:

	2002	2003	2004
United States	$72,387	$27,147	$21,666
Foreign	11,248	10,058	13,340

Total	$83,635	$37,205	$35,006

The provision for income taxes for continuing operations consists of the following:

	2002	2003	2004
Current:
Federal	$9,259	$(2,559)	$14,936
State and local	971	448	273
Foreign	28,390	440	4,647

	38,620	(1,671)	19,856
Deferred:
Federal	13,298	10,903	(9,917)
State and local	1,474	(219)	(94)
Foreign	(24,789)	848	(2,285)

	(10,017)	11,532	(12,296)

	$28,603	$9,861	$7,560

A reconciliation of income tax expense for continuing operations to the U.S. statutory rate is as follows:

	2002	2003	2004
Income tax provision at 35%	35.0%	35.0%	35.0%

State and local income tax, net of federal income tax effect	1.9	0.4	0.5

Medicare prescription benefit	—	—	(2.2)

Section 404(k) dividend	(1.4)	(2.9)	(3.2)

U.S. tax credits	(0.7)	(1.2)	(2.3)

Extraterritorial income exclusion	(0.9)	(2.0)	(2.1)

Difference in effective tax rates of international operations	(0.4)	(6.0)	(6.6)

Other — net	0.7	3.2	2.5

Effective income tax rate	34.2%	26.5%	21.6%

Payments for income taxes in 2002 and 2004, net of refunds, were $27,577 and $24,861, respectively. Refunds in 2003, net of payments, were $20,215.

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31 were as follows:

	2003	2004
Deferred tax assets:
Postretirement and other employee benefits	$151,773	$133,961
Net operating loss, capital loss, and tax credits carryforwards	19,456	48,396
All other items	22,649	42,778

Total deferred tax assets	193,878	225,135

Deferred tax liabilities:
Property, plant and equipment	(136,085)	(113,750)
Pension benefits	(35,727)	(58,503)
All other items	(20,562)	(24,792)

Total deferred tax liabilities	(192,374)	(197,045)

	1,504	28,090
Valuation allowances	(12,783)	(41,061)

Net deferred tax liability	$(11,279)	$(12,971)

The net deferred taxes in the consolidated balance sheets are as follows:

	2003	2004
Current assets	$22,814	$28,029
Non-current liabilities	(34,093)	(41,000)

Net deferred tax liability	$(11,279)	$(12,971)

At December 31, 2004 the Company has $222,827 of state and $4,865 of foreign tax losses, $71,607 of capital losses, and $9,393 of federal and state credits available for carryforward. The state tax losses and credits are almost completely offset with valuation reserves and expire from 2004 through 2025. The foreign tax losses have an indefinite carryforward and the federal tax credits generally expire in two to 20 years. The increase in the valuation reserve from 2003 relates to fully reserving the capital loss and state tax losses and credits generated in 2004.

During 2004, the Company generated a U.S. capital loss carryforward as a result of the sale of Cooper-Standard. This carryover will expire in 2009 and has been fully offset with a valuation reserve. The sale also generated a significant capital gain in the United Kingdom which the Company has determined will be exempt under the U.K. substantial shareholdings exemption.

United States income taxes were not provided on a cumulative total of approximately $142,000 of undistributed earnings for certain non-U.S. subsidiaries. The Company currently intends to reinvest these earnings in operations outside the United States. The American Jobs Creation Act of 2004 (“the Jobs Act”) creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain dividends from controlled foreign corporations. The deduction is subject to certain limitations, and currently the Company is uncertain as to how to interpret numerous provision of the Jobs Act. The Company is not yet in a position to decide whether, and to what extent, foreign earnings that have not been remitted to the U.S. will be repatriated. Based on the analysis to date, however, it is reasonably possible that as much as $142,000 might be repatriated, with a respective tax liability of up to $8,645. The Company will complete its analysis during 2005.

Lease Commitments

The Company rents certain distribution facilities and equipment under long-term leases expiring at various dates. The total rental expense for the Company, including these long-term leases and all other rentals, was $20,081, $19,709 and $19,469 for 2002, 2003 and 2004, respectively. The Company rents certain distribution facilities and equipment under long-term leases expiring at various dates.

Future minimum payments for all non-cancelable operating leases through the end of their terms, which in aggregate total $56,431 are listed below. Certain of these leases contain provisions for renewal at the end of the lease terms.

2005	$11,037
2006	9,871
2007	8,514
2008	7,047
2009	5,302
Thereafter	14,660

Cumulative Other Comprehensive Loss

The balances of each component of Cumulative other comprehensive loss in the accompanying consolidated statements of stockholders’ equity are as follows:

	2003	2004
Cumulative currency translation adjustment	$27,769	$15,533

Changes in the fair value of derivatives and unrealized gains/(losses) on marketable securities	(7,416)	(5,068)
Tax effect	2,829	1,935

Net	(4,587)	(3,133)

Minimum pension liability	(209,871)	(133,771)
Tax effect	77,010	47,286

Net	(132,861)	(86,485)

	$(109,679)	$(74,085)

Net income reflects realized gains and losses on marketable securities and derivatives. Losses of $434, $8,262 and $3,724 were recognized in income in 2002, 2003 and 2004, respectively.

Other Assets

Other assets at December 31 are as follows:

	2003	2004
Pension funding in excess of amounts expensed	$76,899	$153,399
Other	39,349	44,234

	$116,248	$197,633

Accrued Liabilities

Accrued liabilities at December 31 are as follows:

	2003	2004
Payroll	$25,023	$27,616
Products liability	18,687	23,289
Other	71,418	57,292

	$115,128	$108,197

Other Long-term Liabilities

Other long-term liabilities at December 31 are as follows:

	2003	2004
Minimum pension liability	$177,308	$140,080
Other	26,827	38,202

	$204,135	$178,282

Other Income — Net

The components of Other income — net for the years 2002, 2003 and 2004 are as follows:

	2002	2003	2004
Foreign currency gains/(losses)	$(555)	$259	$(1,010)
Interest income	2,187	1,170	2,068
Gain on sale of corporate aircraft	2,201	—	—
Debt extinguishment	(2,651)	—	—
Partial write-off of long term investment	—	—	(1,940)
Other	360	(97)	233

	$1,542	$1,332	$(649)

Contingent Liabilities

Indemnities Related to the Sale of Cooper-Standard Automotive
The sale of the Company’s automotive operations included contract provisions which provide for indemnification of the buyer by the Company for all income tax liabilities related to periods prior to closing and for various additional items outlined in the agreement. Indemnity payments would reduce the purchase price and the amount of gain on the sale. The recorded gain on the sale includes reductions for estimates of the expected tax liabilities and the other potential indemnity items to the extent they are deemed to be probable and estimable at December 31, 2004. For indemnity commitments where the Company believes future payments are probable, it also believes the expected outcomes can be estimated with reasonable accuracy. Accordingly, for such amounts, a liability has been recorded with a corresponding decrease in the gain on the sale. Other indemnity provisions will be monitored for possible future payments not presently contemplated. The Company will reevaluate the probability and amounts of indemnity payments being required quarterly and adjustments, if any, to the initial estimates will be reflected as a change in the gain on sale in the periods when revised estimates are determined.

Guarantees

Certain operating leases related to property and equipment used in the operations of Cooper-Standard Automotive were guaranteed by the Company. These guarantees require the Company, in the event Cooper-Standard fails to honor its commitments, to satisfy the terms of the lease agreements. As part of the sale of the automotive operations, the Company is seeking releases of those guarantees but to date has been unable to secure releases from certain lessors. The most significant lease is for a manufacturing facility with a remaining term of 12 years and total remaining payments of approximately $11 million. Other leases cover manufacturing equipment with remaining terms of from less than one year to four years and total remaining payments of approximately $560,000. The Company does not believe it is presently probable that it will be called upon to make these payments. Accordingly, no accrual for these guarantees has been recorded. If information becomes known to the Company at a later date which indicates its performance under these guarantees is probable, accruals for the obligations will be required.

Products Liability

The Company is a defendant in various products liability claims in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000.

Information concerning the Company’s products liability exposures and its accounting policy relating to such claims are outlined in “Significant Accounting Policies — Products liability” in these notes to financial statements. The accounting process is based on estimates derived from information known by the Company when the reserves are determined. In most cases, the liability cannot be determined with precision until the claim is resolved. Pursuant to applicable accounting rules, the Company accrues the minimum liability for each known claim when the estimated outcome is a range of possible loss and no one amount within that range is more likely than another. No specific accrual is made for individual unasserted claims or for asserted claims where the minimum information needed to evaluate the probability of a liability is not yet known. However, an accrual for such claims based, in part, on management’s expectations for future litigation activity is maintained. Because of the speculative nature of litigation in the United States, the Company does not believe a meaningful aggregate range of potential loss for asserted and unasserted claims can be determined. The total cost of resolution of such claims, or increase in reserves resulting from greater knowledge of specific facts and circumstances related to such claims, could have a greater impact on the consolidated results of operations and financial position of the Company in future periods and, in some periods, could be material.

Employment Contracts

The Company has employment arrangements with three key executive employees and has change in control severance agreements covering eight additional key executives. These arrangements provide for continuity of management and provide for payments of multiples of annual salary, certain incentives and continuation of benefits upon the occurrence of specified events in a manner that is believed to be consistent with comparable companies. In addition, the Chief Executive Officer’s agreement provides for retention payments which accrue at various amounts annually beginning with $225 if he leaves the Company at any time in 2005 and increase annually thereafter to a payment of $2,750 if he leaves in 2015, the year in which he will reach age 65.

Under terms of an employment agreement with the president of the automotive operations and terms of a change in control severance pay plan for eight additional key automotive executives, such executives are entitled to specified severance payments if terminated by the buyer within predetermined time periods after the sale. The Company is obligated to pay the severance costs and related excise taxes, if any, if severance occurs on or prior to December 31, 2007 in the case of the automotive operation’s president and on or prior to December 22, 2006 for the eight other automotive executives. The Company was required to fund, immediately following the sale, its potential obligation for such severance payments into a rabbi trust with a third party trustee for the possible benefit of these executives. The Company does not believe it is presently probable that any of the executives will be terminated within the periods in which it is obligated to pay the severance costs. Accordingly, no accrual for severance has been recorded. If information becomes known to the Company at a later date which indicates severance of one or more of the covered executives is probable within the time period covered by the Company, accruals for severance will be required.

Unconditional Purchase Orders

Noncancellable purchase order commitments for capital expenditures and raw materials, principally natural rubber, made in the ordinary course of business were $66,783 at December 31, 2004.

Business Segments

The Company has two reportable segments — North American Tire and International Tire. The Company’s reportable segments are each managed separately because they operate in different geographic locations.

North American Tire produces passenger and light truck tires, which are sold nationally and internationally in the replacement tire market to independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products, and supplies retread equipment and materials to the commercial truck tire industry.

The International Tire segment currently manufactures and markets passenger car, light truck and motorcycle tires for the replacement market, as well as racing tires and materials for the tire retread industry, in Europe and the United Kingdom.

The following customer of the North American Tire segment contributed ten percent or more of the Company’s total consolidated net sales in 2002 and 2003. Net sales and percentage of consolidated Company sales for this customer in 2002, 2003 and 2004 are as follows:

	2002		2003		2004
		Consolidated		Consolidated		Consolidated
Customer	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
Pep Boys	$191,366	11%	$198,626	11%	$169,721	8%

The accounting policies of the reportable segments are consistent with those described in the Significant Accounting Policies note to the consolidated financial statements. Corporate administrative expenses are allocated to segments based principally on assets, employees and sales. The following table details segment financial information:

	2002	2003	2004
Revenues
North American Tire	$1,604,530	$1,682,593	$1,874,905
International Tire	170,549	209,631	257,220
Eliminations and other	(32,861)	(41,371)	(50,516)

Consolidated	1,742,218	1,850,853	2,081,609

Segment profit
North American Tire	122,419	76,783	75,952
International Tire	11,400	10,295	9,420
Unallocated corporate charges and eliminations	(20,103)	(22,059)	(22,148)

Operating profit	113,716	65,019	63,224
Other income — net	1,542	1,332	(649)
Interest expense	(31,623)	(29,146)	(27,569)

Income before income taxes	83,635	37,205	35,006

Depreciation and amortization expense
North American Tire	98,697	99,107	98,327
International Tire	11,516	11,814	12,612
Corporate	1,604	1,840	1,999

Consolidated	111,817	112,761	112,938

Segment assets
North American Tire	1,083,797	1,138,094	1,222,723
International Tire	163,528	181,802	203,714
Corporate and other	163,932	169,594	1,241,647

Consolidated	1,411,257	1,489,490	2,668,084

Expenditures for long-lived assets
North American Tire	66,437	86,257	143,290
International Tire	6,874	9,094	10,817
Corporate	1,624	730	5,201

Consolidated	74,935	96,081	159,308

Geographic information for revenues, based on country of origin, and long-lived assets follows:

	2002	2003	2004
Revenues
North America	$1,580,556	$1,650,743	$1,830,858
Europe	161,662	200,110	250,751

Consolidated	1,742,218	1,850,853	2,081,609

Long-lived assets
North America	631,031	612,032	648,879
Europe	76,161	79,330	81,178
Other	15	12	813

Consolidated	707,207	691,374	730,870

Sales from the United States amounted to $1,580,556, $1,650,743 and $1,830,858 in 2002, 2003 and 2004, respectively. Shipments of domestically-produced products to customers outside the U. S. approximated seven percent of net sales in 2002, 2003, and 2004.

Subsequent Event

On January 10, 2005 the Company announced an agreement to acquire 15 million Global Depositary Shares, representing approximately 11 percent, of the common equity of Kumho Tire Co., Inc. (“Kumho”), a Korean company, at a share price determined by an initial public offering of shares by Kumho which was completed in February 2005. On February 16, 2005 the Company completed this acquisition at a cost of approximately $107 million. The acquired shares are subject to a lock-up agreement for a three year period, to a put option by the Company after three years, and to a reciprocal call provision by Kumho. The Company and Kumho have also agreed to a standstill agreement relative to the shares of Kumho as well as to the shares of the Company.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cooper Tire & Rubber Company

We have audited the accompanying consolidated balance sheets of Cooper Tire & Rubber Company (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper Tire & Rubber Company at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cooper Tire & Rubber Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion thereon.

Toledo, Ohio
March 4, 2005

SELECTED QUARTERLY DATA
(Dollar amounts in thousands except per share amounts.)

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$391,210	$425,734	$519,171	$514,738
Gross profit	47,011	44,316	61,308	56,750
Net income	3,237	(794)	14,670	10,231
Basic earnings per share	0.04	(0.01)	0.20	0.14
Diluted earnings per share	0.04	(0.01)	0.20	0.14

Revenues from external customers:
North American Tire	$349,767	$383,579	$477,819	$471,430
International Tire	50,864	53,294	54,759	50,714
Eliminations and other	(9,421)	(11,139)	(13,407)	(7,404)

Net sales	$391,210	$425,734	$519,171	$514,740

Segment profit:
North American Tire	$12,756	$9,339	$31,041	$23,647
International Tire	3,161	4,311	2,650	173
Corporate	(4,945)	(6,143)	(4,680)	(6,291)

Operating profit	10,972	7,507	29,011	17,529
Interest expense	(8,320)	(7,098)	(7,001)	(6,727)
Other — net	2,276	(1,618)	318	356

Income before income taxes	$4,928	$(1,209)	$22,328	$11,158

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$480,010	$509,186	$551,446	$540,967
Gross profit	52,476	64,707	62,141	53,669
Net income	2,183	8,870	13,175	3,217
Basic earnings per share	0.03	0.12	0.18	0.04
Diluted earnings per share	0.03	0.12	0.17	0.04

Revenues from external customers:
North American Tire	$427,947	$456,344	$499,372	$491,242
International Tire	65,289	63,129	65,985	62,817
Eliminations and other	(13,225)	(10,288)	(13,912)	(13,090)

Net sales	$480,011	$509,185	$551,445	$540,969

Segment profit:
North American Tire	$13,083	$21,898	$26,807	$14,164
International Tire	3,035	3,661	2,802	(79)
Corporate	(6,614)	(4,934)	(3,874)	(6,725)

Operating profit	9,504	20,625	25,735	7,360
Interest expense	(6,547)	(7,832)	(6,580)	(6,610)
Other — net	216	101	(6)	(960)

Income before income taxes	$3,173	$12,894	$19,149	$(210)

COOPER TIRE & RUBBER COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2002, 2003 and 2004

		Additions
	Balance at				Balance
	Beginning	Charged	Business	Deductions	at End
	of Year	To Income	Acquisitions	(a)	of Year
Allowance for doubtful accounts

2002	$6,464,246	$998,499	$—	$2,171,313	$5,291,432

2003	$5,291,432	$87,758	$100,000	$637,524	$4,841,666

2004	$4,841,666	$961,322		$934,802	$4,868,186

     (a) Accounts charged off during the year, net of recoveries of accounts previously charged off.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, have evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of the Company’s disclosure controls and procedures, including its internal controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in identifying the information required to be disclosed in the Company’s periodic reports filed with the SEC, including this Annual Report on Form 10-K, and ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 , management has conducted an assessment, including testing, using the criteria in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Control-Integrated Framework issued by the COSO, and that the Company’s internal control over financial reporting is effective. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

(c)	Attestation Report of the Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cooper Tire & Rubber Company

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Cooper Tire & Rubber Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cooper Tire & Rubber Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Cooper Tire & Rubber Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cooper Tire & Rubber Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cooper Tire & Rubber Company as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 4, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP
Toledo, Ohio
March 4, 2005

(d)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Company’s directors, corporate governance guidelines, Compensation Committee and Nominating and Governance Committee appears in the Company’s Proxy Statement dated March 22, 2005, which will be herein incorporated by reference. The names, ages, and all positions and offices held by all executive officers of the Company, as of the same date, are as follows:

Name	Age	Executive Office Held	Business Experience

Thomas A. Dattilo	53	Chairman of the Board, President and Chief Executive Officer and Director	Chairman of the Board and
Chief Executive Officer since
2000. President since 1999 and Chief
Operating Officer from 1999 to 2000.
Director since 1999. Formerly with Dana
Corporation, an automotive parts supplier,
since 1977, having served as President,
Sealing Products and previously in other
senior management positions. Director of
			Harris Corporation.

James E. Kline	63	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary since April 2003. Vice President from February to April 2003. Previously, Executive Vice President (real estate development) Cavista Corporation, an integrated real estate company, from 2000
through August 2001, and Vice President
and General Counsel, Aeroquip-Vickers,
Inc., a manufacturer of power and motion
control and fluid conveyancing products,
			from 1989 to 1999.

Harold C. Miller	52	Vice President	Vice President since March 2002.
Formerly Vice President and General
Manager, Eaton Fluid Power Hose and
Plastic Operations, Eaton Corporation, an
automotive and truck parts producer, from
January through March 2002. Director,
Finance and Planning, Eaton Fluid Power
			Automotive Operations from 2001 through 2002. General Manager, Eaton Aeroquip Global Hose Division from 1998 through 2001.

D. Richard Stephens	57	Vice President	Vice President since 2001. President,
Cooper Tire since 2001. President,
International Tire Division, Cooper Tire
from 2000 to 2001. Vice President,
			Technical and Commercial Tire Operations, Cooper Tire from March 2000 to December 2000. Vice President, Technical from 1994 to 2000.

Philip G. Weaver	52	Vice President and Chief Financial Officer	Vice President and Chief Financial Officer since 1999. Tire Operations Vice President from 1994 through 1999.

Eileen B. White	54	Corporate Controller	Corporate Controller since 1997. Assistant Corporate Controller from 1994 to 1997.

Each such officer shall hold such office until a successor is selected and qualified.

AUDIT COMMITTEE

Information regarding the Audit Committee, including the identification of the Audit Committee members and the “audit committee financial expert,” appears in the Company’s Proxy Statement dated March 22, 2005, which will be herein incorporated by reference.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, appears in the Company’s Proxy Statement dated March 22, 2005, which will be herein incorporated by reference.

CODE OF ETHICS

Information regarding the Company’s code of business conduct and ethics appears in the Company’s Proxy Statement dated March 22, 2005, which will be herein incorporated by reference.

Item 11. EXECUTIVE COMPENSATION

Information regarding executive compensation appears in the Company’s Proxy Statement dated March 22, 2005, which will be herein incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                RELATED SHAREHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management of the Company’s voting securities and equity securities appears in the Company’s Proxy Statement dated March 22, 2005, which will be herein incorporated by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2004 regarding the Company’s equity compensation plans, all of which have been approved by the Company’s security holders:

Number of securities
remaining available for
future issuance under
	Number of securities	Weighted-average	equity compensation
	to be issued upon	exercise price of	plans (excluding
	exercise of outstanding	outstanding options,	securities reflected
	options, warrants and rights	warrants and rights	in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	3,793,028	$17.60	2,599,954
Equity compensation plans not approved by stockholders	—	—	—

Total	3,793,028	$17.60	2,599,954

Additional information on equity compensation plans is contained in the “Stock-Based Compensation” note to the consolidated financial statements.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the Company’s independent auditor appears in the Company’s Proxy Statement dated March 22, 2005, which will be herein incorporated by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Consolidated Financial Statements

Page(s)
Reference
Consolidated Statements of Income for the years ended December 31, 2002, 2003 and 2004	28
Consolidated Balance Sheets at December 31, 2003 and 2004	29 - 30
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2003 and 2004	31
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004	32
Notes to Consolidated Financial Statements	33 - 58
Report of Independent Registered Public Accounting Firm	59
Quarterly Financial Data (Unaudited)	60

2.	Financial Statement Schedule

Valuation and qualifying accounts — Allowance for doubtful accounts	61

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

3.	Exhibits

The exhibits listed on the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COOPER TIRE & RUBBER COMPANY
/s/ Thomas A. Dattilo
THOMAS A. DATTILO, Chairman of the
Board, President, and Chief Executive Officer

Date: March 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

THOMAS A. DATTILO	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2005
PHILIP G. WEAVER	Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2005
EILEEN B. WHITE	Corporate Controller (Principal Accounting Officer)	March 11, 2005
ARTHUR H. ARONSON*	Director	March 11, 2005
LAURIE J. BREININGER*	Director	March 11, 2005
DENNIS J. GORMLEY*	Director	March 11, 2005
JOHN J. HOLLAND*	Director	March 11, 2005
JOHN F. MEIER*	Director	March 11, 2005
BYRON O. POND*	Director	March 11, 2005
JOHN H. SHUEY*	Director	March 11, 2005
RICHARD L. WAMBOLD*	Director	March 11, 2005

*By:	/s/ James E. Kline
JAMES E. KLINE, Attorney-in-fact

EXHIBIT INDEX

(3)	Certificate of Incorporation and Bylaws

	(i)	Certificate of Incorporation, as restated and filed with the Secretary of State of Delaware on May 17, 1993, is incorporated herein by reference from Exhibit 3(i) of the Company’s Form 10-Q for the quarter ended June 30, 1993

Certificate of Correction of Restated Certificate of Incorporation as filed with the Secretary of State of Delaware on November 24, 1998 is incorporated by reference from Exhibit 3(i) of the Company’s Form 10-K for the year ended December 31, 1998

	(ii)	Bylaws, as amended May 5, 1987, are incorporated herein by reference from Exhibit 19 of the Company’s Form 10-Q for the quarter ended June 30, 1987

(4)	(i)	Prospectus Supplement dated March 20, 1997 for the issuance of $200,000,000 notes is incorporated herein by reference from Form S-3 — Registration Statement No. 33-44159

	(ii)	Amended and Restated Rights Agreement, dated May 11, 1998, between the Company and The Fifth Third Bank as Rights Agent is incorporated herein by reference from Exhibit 4 to the Company’s Form 8-K dated May 15, 1998

	(iii)	Amendment No. 1 to Amended and Restated Rights Agreement dated as of May 7, 2004, by and among Cooper Tire & Rubber Company, Fifth Third Bank and Computershare Investor Services, LLC is incorporated herein by reference from Exhibit 4 of the Company’s Form 10-Q for the quarter ended September 30, 2004

	(iv)	Prospectus Supplement dated December 8, 1999 for the issuance of an aggregate $800,000,000 notes is incorporated herein by reference from Form S-3 — Registration Statement No. 333-89149

(10)	(i)	Cooper Tire & Rubber Company Executive Financial Planning Assistance is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended September 30, 2000 *

	(ii)	Second Amended and Restated Employment Agreement dated as of February 6, 2002 between Cooper Tire & Rubber Company and Thomas A. Dattilo is incorporated herein by reference from Exhibit (10)(ii) of the Company’s Form 10-K for the year ended December 31, 2001 *

	(iii)	First Amendment to Amended and Restated Employment Agreement dated as of July 18, 2003 between Cooper Tire & Rubber Company and Thomas A. Dattilo is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended June 30, 2003 *

	(iv)	Employment Agreement dated as of June 6, 2000 between Cooper Tire & Rubber Company and Philip G. Weaver is incorporated herein by reference from Exhibit (10)(v) of the Company’s Form 10-K for the year ended December 31, 2001 *

	(v)	Employment Agreement dated as of July 17, 2002 between Cooper Tire & Rubber Company and D. Richard Stephens incorporated herein by reference from Exhibit (10)(ii) of the Company’s Form 10-Q for the quarter ended September 30, 2002 *

	(vi)	First Amendment to Employment Agreement dated as of February 4, 2004 between Cooper Tire & Rubber Company and D. Richard Stephens incorporated herein by reference from Exhibit (10)(i) of the Company’s Form 10-Q for the quarter ended March 31, 2004 *

	(vii)	Description of management contracts, compensatory plans, contracts, or arrangements will be herein incorporated by reference from the Company’s Proxy Statement dated March 22, 2005 *

	(viii)	Amended and Restated Credit Agreement dated as of September 1, 2000 by and among Cooper Tire & Rubber Company, the Banks and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(i) of the Company’s Form 10-Q for the quarter ended March 31, 2001

	(ix)	Amendment No. 1 to the Amended and Restated Credit Agreement dated as of March 27, 2001 by and among Cooper Tire & Rubber Company, the Banks and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(ii) of the Company’s Form 10-Q for the quarter ended March 31, 2001

(x)	Amendment No. 2 to the Amended and Restated Credit Agreement dated as of August 30, 2001 among Cooper Tire & Rubber Company, the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(i) of the Company’s Form 10-Q for the quarter ended September 30, 2001

(xi)	Amendment No. 3 to the Amended and Restated Credit Agreement dated as of September 30, 2001 among Cooper Tire & Rubber Company, the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(ii) of the Company’s Form 10-Q for the quarter ended September 30, 2001

(xii)	Amendment No. 4 to the Amended and Restated Credit Agreement dated as of November 1, 2001 among Cooper Tire & Rubber Company, the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(iii) of the Company’s Form 10-Q for the quarter ended September 30, 2001

(xiii)	Amendment No. 5 to the Amended and Restated Credit Agreement dated as of December 21, 2001 among Cooper Tire & Rubber Company, the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(xiii) of the Company’s Form 10-K for the year ended December 31, 2001

(xiv)	Amendment No. 6 to the Amended and Restated Credit Agreement dated as of August 29, 2002 among Cooper Tire & Rubber Company, the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(i) of the Company’s Form 10-Q for the quarter ended September 30, 2002

(xv)	Amendment No. 7 to the Amended and Restated Credit Agreement dated as of August 28, 2003 among Cooper Tire & Rubber Company, the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended September 30, 2003

(xvi)	Amendment No. 8 to the Amended and Restated Credit Agreement dated as of June 30, 2004 among Cooper Tire & Rubber Company, the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended June 30, 2004

(xvii)	1986 Incentive Stock Option Plan is incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 21, 1986 *

(xviii)	1991 Stock Option Plan for Non-Employee Directors is incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 26, 1991 *

(xix)	1996 Stock Option Plan is incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 26, 1996 *

(xx)	1998 Incentive Compensation Plan and 1998 Employee Stock Option Plan are incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 24, 1998 *

(xxi)	Amended and Restated 1998 Non-Employee Directors Compensation Deferral Plan *

(xxii)	2001 Incentive Compensation Plan is incorporated herein by reference from the Appendix A to the Company’s Proxy Statement dated March 20, 2001 *

(xxiii)	Executive Deferred Compensation Plan is incorporated herein by reference from Exhibit (10)(iv) of the Company’s Form 10-Q for the quarter ended September 30, 2001 *

(xxiv)	2002 Non-Employee Directors Stock Option Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated March 27, 2002 *

(xxv)	Stock Purchase Agreement dated as of September 16, 2004 by and among Cooper Tire & Rubber Company, Cooper Tyre & Rubber Company UK Limited and CSA Acquisition Corp. is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended September 30, 2004

(xxvi)	First Amendment to Stock Purchase Agreement dated as of December 3, 2004 by and among Cooper Tire & Rubber Company, Cooper Tyre & Rubber Company UK Limited and CSA Acquisition Corp.

(xxvii)	Strategic Subscription Agreement dated as of January 7, 2005 between Kumho Tire Co., Inc. and Cooper Tire & Rubber Company

(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders

(21)	Subsidiaries of the Registrant

(23)	Consent of Independent Registered Public Accounting Firm

(24)	Power of Attorney

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a—14(a)/15d—14(a) of the Exchange Act

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a—14(a)/15d—14(a) of the Exchange Act

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Indicates management contracts or compensatory plans or arrangements.