Form 10-K/A
period 2004-12-31
COOPER TIRE & RUBBER CO
filed 2005-04-01
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The registrant’s definitive proxy statement dated March 24, 2005 for its 2005 Annual Meeting of Stockholders

Part III, Items 10 – 14

Amendment No. 1 to the Annual Report on Form 10-K
For the Year Ended December 31, 2004

EXPLANATORY NOTE

Cooper Tire & Rubber Company (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was originally filed on March 11, 2005 (the “Original Filing”), to amend and restate in their entirety the cover page, Part III, and the Exhibit Index to correct references to the Company’s definitive proxy statement for the Company’s 2005 Annual Meeting of Stockholders. The Original Filing indicated that the Company’s definitive proxy statement for the Company’s 2005 Annual Meeting of Stockholders would be dated March 22, 2005. This Amendment corrects the Original Filing by indicating that the Company’s definitive proxy statement for the Company’s 2005 Annual Meeting of Stockholders is dated March 24, 2005.

This Amendment amends and restates in their entirety only the cover page, Part III, and the Exhibit Index. Other than as reflected in the Exhibit Index, this Amendment does not affect any other parts of or exhibits to the Original Filing, and those unaffected parts or exhibits are not included in this Amendment.

This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings, if any, made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings, if any.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Company’s directors, corporate governance guidelines, Compensation Committee and Nominating and Governance Committee appears in the Company’s Proxy Statement dated March 24, 2005, which will be herein incorporated by reference. The names, ages, and all positions and offices held by all executive officers of the Company, as of the same date, are as follows:

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

AUDIT COMMITTEE

Information regarding the Audit Committee, including the identification of the Audit Committee members and the “audit committee financial expert,” appears in the Company’s Proxy Statement dated March 24, 2005, which will be herein incorporated by reference.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, appears in the Company’s Proxy Statement dated March 24, 2005, which will be herein incorporated by reference.

CODE OF ETHICS

Information regarding the Company’s code of business conduct and ethics appears in the Company’s Proxy Statement dated March 24, 2005, which will be herein incorporated by reference.

Item 11. EXECUTIVE COMPENSATION

Information regarding executive compensation appears in the Company’s Proxy Statement dated March 24, 2005, which will be herein incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                RELATED SHAREHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management of the Company’s voting securities and equity securities appears in the Company’s Proxy Statement dated March 24, 2005, which will be herein incorporated by reference.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the Company’s independent auditor appears in the Company’s Proxy Statement dated March 24, 2005, which will be herein incorporated by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

COOPER TIRE & RUBBER COMPANY
/s/ James E. Kline
JAMES E. KLINE, Vice President,
General Counsel and Secretary

Date: April 1, 2005

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

	(ii)	Bylaws, as amended May 5, 1987, are incorporated herein by reference from Exhibit 19 of the Company’s Form 10-Q for the quarter ended June 30, 1987

(4)	(i)	Prospectus Supplement dated March 20, 1997 for the issuance of $200,000,000 notes is incorporated herein by reference from Form S-3 — Registration Statement No. 33-44159

	(ii)	Amended and Restated Rights Agreement, dated May 11, 1998, between the Company and The Fifth Third Bank as Rights Agent is incorporated herein by reference from Exhibit 4 to the Company’s Form 8-K dated May 15, 1998

	(iii)	Amendment No. 1 to Amended and Restated Rights Agreement dated as of May 7, 2004, by and among Cooper Tire & Rubber Company, Fifth Third Bank and Computershare Investor Services, LLC is incorporated herein by reference from Exhibit 4 of the Company’s Form 10-Q for the quarter ended September 30, 2004

	(iv)	Prospectus Supplement dated December 8, 1999 for the issuance of an aggregate $800,000,000 notes is incorporated herein by reference from Form S-3 — Registration Statement No. 333-89149

(10)	(i)	Cooper Tire & Rubber Company Executive Financial Planning Assistance is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended September 30, 2000 *

	(ii)	Second Amended and Restated Employment Agreement dated as of February 6, 2002 between Cooper Tire & Rubber Company and Thomas A. Dattilo is incorporated herein by reference from Exhibit (10)(ii) of the Company’s Form 10-K for the year ended December 31, 2001 *

	(iii)	First Amendment to Amended and Restated Employment Agreement dated as of July 18, 2003 between Cooper Tire & Rubber Company and Thomas A. Dattilo is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended June 30, 2003 *

	(iv)	Employment Agreement dated as of June 6, 2000 between Cooper Tire & Rubber Company and Philip G. Weaver is incorporated herein by reference from Exhibit (10)(v) of the Company’s Form 10-K for the year ended December 31, 2001 *

	(v)	Employment Agreement dated as of July 17, 2002 between Cooper Tire & Rubber Company and D. Richard Stephens incorporated herein by reference from Exhibit (10)(ii) of the Company’s Form 10-Q for the quarter ended September 30, 2002 *

	(vi)	First Amendment to Employment Agreement dated as of February 4, 2004 between Cooper Tire & Rubber Company and D. Richard Stephens incorporated herein by reference from Exhibit (10)(i) of the Company’s Form 10-Q for the quarter ended March 31, 2004 *

	(vii)	Description of management contracts, compensatory plans, contracts, or arrangements will be herein incorporated by reference from the Company’s Proxy Statement dated March 24, 2005 *

	(viii)	Amended and Restated Credit Agreement dated as of September 1, 2000 by and among Cooper Tire & Rubber Company, the Banks and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(i) of the Company’s Form 10-Q for the quarter ended March 31, 2001

	(ix)	Amendment No. 1 to the Amended and Restated Credit Agreement dated as of March 27, 2001 by and among Cooper Tire & Rubber Company, the Banks and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(ii) of the Company’s Form 10-Q for the quarter ended March 31, 2001

(x)	Amendment No. 2 to the Amended and Restated Credit Agreement dated as of August 30, 2001 among Cooper Tire & Rubber Company, the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(i) of the Company’s Form 10-Q for the quarter ended September 30, 2001

(xi)	Amendment No. 3 to the Amended and Restated Credit Agreement dated as of September 30, 2001 among Cooper Tire & Rubber Company, the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(ii) of the Company’s Form 10-Q for the quarter ended September 30, 2001

(xii)	Amendment No. 4 to the Amended and Restated Credit Agreement dated as of November 1, 2001 among Cooper Tire & Rubber Company, the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(iii) of the Company’s Form 10-Q for the quarter ended September 30, 2001

(xiii)	Amendment No. 5 to the Amended and Restated Credit Agreement dated as of December 21, 2001 among Cooper Tire & Rubber Company, the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(xiii) of the Company’s Form 10-K for the year ended December 31, 2001

(xiv)	Amendment No. 6 to the Amended and Restated Credit Agreement dated as of August 29, 2002 among Cooper Tire & Rubber Company, the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(i) of the Company’s Form 10-Q for the quarter ended September 30, 2002

(xv)	Amendment No. 7 to the Amended and Restated Credit Agreement dated as of August 28, 2003 among Cooper Tire & Rubber Company, the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended September 30, 2003

(xvi)	Amendment No. 8 to the Amended and Restated Credit Agreement dated as of June 30, 2004 among Cooper Tire & Rubber Company, the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended June 30, 2004

(xvii)	1986 Incentive Stock Option Plan is incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 21, 1986 *

(xviii)	1991 Stock Option Plan for Non-Employee Directors is incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 26, 1991 *

(xix)	1996 Stock Option Plan is incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 26, 1996 *

(xx)	1998 Incentive Compensation Plan and 1998 Employee Stock Option Plan are incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 24, 1998 *

(xxi)	Amended and Restated 1998 Non-Employee Directors Compensation Deferral Plan *†

(xxii)	2001 Incentive Compensation Plan is incorporated herein by reference from the Appendix A to the Company’s Proxy Statement dated March 20, 2001 *

(xxiii)	Executive Deferred Compensation Plan is incorporated herein by reference from Exhibit (10)(iv) of the Company’s Form 10-Q for the quarter ended September 30, 2001 *

(xxiv)	2002 Non-Employee Directors Stock Option Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated March 27, 2002 *

(xxv)	Stock Purchase Agreement dated as of September 16, 2004 by and among Cooper Tire & Rubber Company, Cooper Tyre & Rubber Company UK Limited and CSA Acquisition Corp. is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended September 30, 2004

(xxvi)	First Amendment to Stock Purchase Agreement dated as of December 3, 2004 by and among Cooper Tire & Rubber Company, Cooper Tyre & Rubber Company UK Limited and CSA Acquisition Corp. †

(xxvii)	Strategic Subscription Agreement dated as of January 7, 2005 between Kumho Tire Co., Inc. and Cooper Tire & Rubber Company †

(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders †

(21)	Subsidiaries of the Registrant †

(23)	Consent of Independent Registered Public Accounting Firm †

(24)	Power of Attorney †

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a—14(a)/15d—14(a) of the Exchange Act #

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a—14(a)/15d—14(a) of the Exchange Act #

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

*	Indicates management contracts or compensatory plans or arrangements.

†	Filed with the Registrant’s original Annual Report on Form 10-K for the year ended December 31, 2004, which was originally filed on March 11, 2005.

#	Filed herewith.