Form 10-Q
period 2005-03-31
COOPER TIRE & RUBBER CO
filed 2005-05-02
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☑          No ☐

Number of shares of common stock of registrant outstanding
at April 20, 2005: 63,961,608

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per-share amounts)

	December 31,	March 31,
	2004	2005
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$881,728	$563,218
Short-term investments	46,064	91,864
Accounts receivable, less allowances of $4,868 in 2004 and $5,349 in 2005	344,695	387,792
Accounts receivable from sale of automotive operations	48,770	54,270
Inventories at lower of cost (last-in, first-out) or market:
Finished goods	172,890	194,184
Work in process	16,726	16,662
Raw materials and supplies	59,166	65,555

	248,782	276,401
Prepaid expenses, income taxes refundable and deferred income taxes	65,425	38,423
Assets of discontinued operations and held for sale	10,813	4,450

Total current assets	1,646,277	1,416,418
Property, plant and equipment:
Land and land improvements	35,034	35,052
Buildings	258,532	259,715
Machinery and equipment	1,308,498	1,346,106
Molds, cores and rings	206,457	211,848

	1,808,521	1,852,721
Less accumulated depreciation and amortization	1,079,101	1,110,003

Net property, plant and equipment	729,420	742,718
Goodwill	48,172	48,172
Intangibles, net of accumulated amortization of $15,038 in 2004 and $15,737 in 2005	34,098	33,365
Restricted cash	12,484	13,380
Other assets	197,633	305,179

	$2,668,084	$2,559,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$459	$110
Accounts payable	182,061	176,970
Accrued liabilities	108,197	123,816
Income taxes	1,320	914
Liabilities related to the sale of automotive operations	19,201	6,697
Liabilities of discontinued operations	727	231

Total current liabilities	311,965	308,738

Long-term debt	773,704	770,422
Postretirement benefits other than pensions	169,484	172,798
Other long-term liabilities	178,282	191,095
Long-term liabilities related to the sale of automotive operations	23,116	23,116
Deferred income taxes	41,000	41,757
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 86,321,889 shares issued in 2004 and 86,322,514 in 2005	86,322	86,323
Capital in excess of par value	38,072	37,111
Retained earnings	1,397,268	1,395,146
Cumulative other comprehensive loss	(74,085)	(72,274)

	1,447,577	1,446,306
Less: 15,182,567 common shares in treasury at cost in 2004 and 21,361,656 in 2005	(277,044)	(395,000)

Total stockholders’ equity	1,170,533	1,051,306

	$2,668,084	$2,559,232

     See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2004 AND 2005
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2004	2005
Net sales	$480,010	$514,057
Cost of products sold	427,534	465,375

Gross profit	52,476	48,682

Selling, general and administrative	42,972	42,801

Operating profit	9,504	5,881

Interest expense	6,547	14,215
Other income — net	(216)	(6,843)

Income (loss) from continuing operations before income taxes	3,173	(1,491)

Provision (benefit) for income taxes	990	(447)

Income (loss) from continuing operations	2,183	(1,044)

Income from discontinued operations, net of income taxes	22,116	—

Gain on sale of discontinued operations, net of income taxes	—	6,260

Net income	$24,299	$5,216

Basic earnings per share:
Income (loss) from continuing operations	$0.03	$(0.01)
Income from discontinued operations	0.30	—
Gain on sale of discontinued operations	—	0.09

Net income	$0.33	$0.07 *

Diluted earnings per share:
Income (loss) from continuing operations	$0.03	$(0.01)
Income from discontinued operations	0.29	—
Gain on sale of discontinued operations	—	0.09

Net income	$0.32	$0.07 *

Weighted average number of shares outstanding (000’s):
Basic	74,049	69,871

Diluted	75,042	69,871

Dividends per share	$0.105	$0.105

*Amounts do not add due to rounding

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 AND 2005
(UNAUDITED)
(Dollar amounts in thousands)

	2004	2005
Operating activities:
Income (loss) from continuing operations	$2,183	$(1,044)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operations:
Depreciation	26,600	25,647
Amortization of intangibles	791	732
Deferred income taxes	21	(510)
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(18,333)	(39,409)
Inventories	(25,735)	(28,576)
Prepaid expenses	(2,677)	23,103
Accounts payable	(2,147)	(17,623)
Accrued liabilities	53,650	28,603
Other non-current items	(27,815)	303

Net cash provided by (used in) continuing operations	6,538	(8,774)
Net cash provided by (used in) discontinued operations	71,040	(12,299)

Net cash provided by (used in) operating activities	77,578	(21,073)

Investing activities:
Property, plant and equipment	(24,828)	(35,197)
Investments in available-for-sale debt securities	—	(45,800)
Investment in Kumho Tire Co., Inc.	—	(107,961)
Proceeds from the sale of assets	—	59

Net cash used in continuing operations	(24,828)	(188,899)
Net cash provided by (used in) discontinued operations	(6,387)	1,482

Net cash used in investing activities	(31,215)	(187,417)

Financing activities:
Issuance of (payments on) debt	85,020	(339)
Payments on long-term debt	(21,880)	(1)
Purchase of treasury shares	—	(106,181)
Payment of dividends	(7,781)	(7,339)
Issuance of common shares	2,192	2,841

Net cash provided by (used in) continuing operations	57,551	(111,019)
Net cash used in discontinued operations	(59,192)	—

Net cash used in financing activities	(1,641)	(111,019)

Effects of exchange rate changes on cash of continuing operations	89	999
Effects of exchange rate changes on cash of discontinued operations	(2,878)	—

Changes in cash and cash equivalents	41,933	(318,510)

Cash and cash equivalents at beginning of year	66,426	881,728

Cash and cash equivalents at end of period	$108,359	$563,218

Cash and cash equivalents at end of period:
Continuing operations	$70,182	$563,218
Discontinued operations	38,177	—

	$108,359	$563,218

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per-share amounts)

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. There is a year-round demand for the Company’s passenger and truck replacement tires, but passenger replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of August through November. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

2.	On December 23, 2004 the Company sold its automotive operations, known as Cooper-Standard Automotive (“Cooper-Standard”), to an entity formed by The Cypress Group and Goldman Sachs Capital Partners. In September 2004, the North American Tire segment announced its intent to cease its inner tube business (see note 8). These operations are considered to be discontinued operations as defined under Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and require specific accounting and reporting for the periods presented which differs from the approach used to report the Company’s results in prior years.

The Company’s condensed consolidated financial statements reflect the accounting and disclosure requirements of SFAS No. 144, which mandate the segregation of operating results for the current year and comparable prior year periods presented and the balance sheets related to the discontinued operations from those related to ongoing operations. Accordingly, the condensed consolidated statement of income for the period ended March 31, 2004 reflects this segregation as income from continuing operations and income from discontinued operations.

In addition to the segregation of operating financial results, Emerging Issues Task Force (“EITF”) No. 87-24, “Allocation of Interest to Discontinued Operations,” mandates the reallocation to continuing operations of general corporate overhead previously allocated to discontinued operations and permits the allocation of interest to discontinued operations in accordance with specific guidelines. Corporate overhead that previously would have been allocated to Cooper-Standard of $3,223 for the period ended March 31, 2004 is charged against continuing operations in the Company’s condensed consolidated statement of income for that period. The Company used the permitted allocation method for interest expense on corporate debt, which is based on the ratio of net assets to be sold or discontinued to the sum of total net assets of the consolidated Company plus consolidated debt. Under this method, interest expense of $7,845 for the period ended March 31, 2004 was allocated to discontinued operations in addition to interest on debt held directly by Cooper-Standard.

Operating results for Cooper-Standard included in income from discontinued operations, net of income taxes, on the Company’s condensed consolidated statement of income for the three months ended March 31, 2004 are presented in the following table. These amounts, plus the results of other smaller discontinued operations, comprise the total income from discontinued operations.

Net sales	$489,356

Operating profit, including restructuring costs	43,041

Interest expense	9,656
Other income — net	(208)

Income from discontinued operations before income taxes	33,593

Provision for income taxes	11,871

Income from discontinued operations	$21,722

3.	The following table details information on the Company’s operating segments.

	Three months ended March 31
	2004	2005
Revenues from external customers:
North American Tire	$427,947	$463,870
International Tire	65,289	65,489
Eliminations	(13,226)	(15,302)

Net sales	$480,010	$514,057

Segment profit (loss):
North American Tire	$13,083	$7,467
International Tire	3,035	(836)
Corporate charges previously allocated to automotive operations	(3,223)	—
Unallocated corporate charges and eliminations	(3,391)	(750)

Operating profit	9,504	5,881
Interest expense	6,547	14,215
Other – net	(216)	(6,843)

Income (loss) before income taxes	$3,173	$(1,491)

In 2004, corporate charges previously allocated to automotive operations of $3,323 are not included in segment profit. In addition, the $3,391 unallocated corporate charges and eliminations in the three months ended March 31, 2004 resulted primarily from differences in timing of when corporate expenses were incurred versus related allocations to operating segments. Accordingly, segment profit amounts reported above are not comparable.

4.	The Company accounts for employee stock option plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, “Accounting for Stock-Based Compensation,” requires, if APB Opinion No. 25 is followed, disclosure of pro forma information regarding net income and earnings per share determined as if the Company accounted for its employee stock options under the fair value method. The fair value of option grants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2005
Risk-free interest rate	2.5%	3.5%
Dividend yield	2.1%	1.9%
Expected volatility of the Company’s common stock	0.336	0.240
Expected life in years	6.6	6.8

The weighted-average fair value of options granted in February of 2004 and 2005 was $5.66 and $5.29, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The Company’s reported and pro forma financial results are as follows:

	Three months ended March 31
	2004	2005
Income (loss) from continuing operations as reported	$2,183	$(1,044)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(333)	(379)

Pro forma income (loss)	$1,850	$(1,423)

Basic and diluted earnings (loss) per share from continuing operations:
Reported	$0.03	$(0.02)
Pro forma	0.03	(0.02)

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123® supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123® is similar to the approach described in SFAS No. 123; however, this Statement requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative to financial statement recognition. On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced that it would provide for a phased-in implementation process for SFAS No. 123®. The SEC now requires that registrants that are not small business issuers adopt SFAS No. 123®’s fair value method of accounting for share-based payments to employees not later than the beginning of the first fiscal year beginning after June 15, 2005. As a result, the Company will not be required to adopt SFAS No. 123® until January 1, 2006. The Company is continuing to evaluate the provisions of this Statement, the impact on its consolidated financial statements and the timing and approach to adoption of this Statement.

5.	The following table discloses the amount of net periodic benefit costs for the three months ended March 31, 2004 and 2005 for the Company’s defined benefit plans and other postretirement benefits relating to continuing operations:

			Other
	Pension Benefits		Postretirement Benefits
	2004	2005	2004	2005
Components of net periodic benefit cost:
Service cost	$5,185	$5,236	$1,262	$1,387
Interest cost	12,918	13,829	3,777	3,939
Expected return on plan assets	(14,626)	(17,825)	—	—
Amortization of transition obligation	(10)	(7)	—	—
Amortization of prior service cost	616	298	(31)	(55)
Recognized actuarial loss	3,510	4,070	762	931

Net periodic benefit cost	$7,593	$5,601	$5,770	$6,202

6.	During April 2005 the Company reached final settlement on purchase price adjustments with the buyer of Cooper-Standard, resulting in additional sales proceeds of $5,500 and total proceeds of $1,226,537. The Company received the final $54,270 due from the buyer related to the sale in April.

The Company recorded an additional gain of $6,130 on the sale during the period ended March 31, 2005, including a tax benefit of $212 resulting primarily from currently deductible compensation expenses and other costs associated with the sale. There was no tax liability on the additional gain recorded in the period due to a capital loss in the United States resulting from book and tax bases differences and a statutory exemption from tax on the capital gain in the United Kingdom.

In connection with the sale, the Company has agreed to indemnify the buyer against pre-closing income tax liabilities and other items specified in the Sale Agreement. For indemnity commitments where the Company believes future payments are probable, it also believes the expected outcomes can be estimated with reasonable accuracy. Accordingly, for such amounts, a liability has been recorded with a corresponding decrease in the gain on the sale. Other indemnity provisions will be monitored for possible future payments not presently contemplated (see note 7). With the passage of time, additional information may become available to the Company which would indicate the estimated indemnification amounts require revision. Changes in estimates of the amount of indemnity payments will be reflected as an adjustment to the gain on sale in the periods in which the additional information becomes known.

7.	Prior to the sale of Cooper-Standard, certain operating leases related to property and equipment used in the operations of Cooper-Standard were guaranteed by the Company. These guarantees require the Company, in the event Cooper-Standard fails to honor its commitments, to satisfy the terms of the lease agreements. As part of the sale of the automotive operations, the Company is seeking releases of those guarantees but to date has been unable to secure releases from certain lessors. The most significant lease is for a manufacturing facility with a remaining term of 12 years and total remaining payments of approximately $13,000. Other leases cover manufacturing equipment with remaining terms of from less than one year to four years and have total remaining payments of approximately $505. The Company does not believe it is presently probable that it will be called upon to make these payments. Accordingly, no accrual for these guarantees has been recorded. If information becomes known to the Company at a later date which indicates its performance under these guarantees is probable, accruals for the obligations will be required.

8.	In September 2004, the North American Tire segment announced its intent to cease its inner tube business. The segment recorded restructuring charges of $5,163 related to this decision, which included an accrual of $1,115 for severance costs. All employees affected by this initiative have left the Company and are being paid their severance package in accordance with the terms of their separation. The following table summarizes the activity associated with this initiative since December 31, 2004:

Employee
Separation
Costs
Accrual at December 31, 2004	$727
Cash payments	(496)

Accrual at March 31, 2005	$231

The accrued severance is presented as “Liabilities of discontinued operations” on the Company’s consolidated balance sheets.

Sales and operating profit for the Company’s inner tube business were $5,100 and $605, respectively, for the three-month period ended March 31, 2004.

9.	As a result of the closure of an Automotive manufacturing facility in the United Kingdom, the assets of that facility with a carrying value of $1,587, are classified as “Assets Held for Sale” on the condensed consolidated balance sheet of the Company at March 31, 2005. The Company has a binding contract for the sale of this facility with closing scheduled early in the second quarter of 2005. The assets of the Cleveland, OH manufacturing facility, a closed Cooper-Standard plastics parts operation remained with the Company and are also classified as “Assets Held for Sale” on the condensed consolidated balance sheets. A portion of these assets was sold in the first quarter of 2005.

The assets of the Clarksdale, MS facility with a carrying value of $6,965 were also classified as “Assets Held for Sale” at December 31, 2004. During the first quarter of 2005, inner tube manufacturing equipment was sold for $1,235. Discussions regarding the potential sale of the remaining assets of the facility have ceased resulting in their reclassification from the “Assets Held for Sale” category to land, buildings and machinery and equipment on the condensed consolidated balance sheet of the Company at March 31, 2005. These assets are being depreciated over their remaining useful lives.

The radial medium truck tire equipment located at the Albany, GA tire manufacturing facility has a carrying value of $1,450 and is classified as “Assets Held for Sale” on the condensed consolidated balance sheets. The Company continues to explore the sale of this equipment as part of its intent to cease production of radial medium truck tires by the end of 2005 and source this product from Asian manufacturers.

The International Tire segment relocated its warehouse operations in Switzerland during the first quarter of 2005 and, as a result, the former warehouse building with a carrying value of $764 is now classified as “Assets Held for Sale.”

The above assets are recorded at the lower of carrying value or fair value and adjusted each quarter if necessary in accordance with SFAS No. 144. The following table summarizes the activity in the “Assets Held for Sale” since December 31, 2004:

			Transferred
	December 31,	Assets	(from)/to	March 31,
	2004	Sold	Held for Sale	2005
United Kingdom manufacturing facility	$1,587	$—	$—	$1,587

Cleveland, OH manufacturing facility	811	(162)	—	649

Clarksdale, MS manufacturing facility	6,965	(1,235)	(5,730)	—

Albany, GA radial medium truck equipment	1,450	—	—	1,450

Switzerland tire warehouse	—	—	764	764

	$10,813	$(1,397)	$(4,966)	$4,450

10.	On an annual basis, disclosure of comprehensive income is incorporated into the Statement of Shareholders’ Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, unrealized gains or losses on certain marketable securities and derivative instruments and minimum pension liability adjustments.

The Company’s comprehensive income is as follows:

	Three months ended March 31
	2004	2005
Income (loss) from continuing operations	$2,183	$(1,044)
Other comprehensive income (loss):
Currency translation adjustments	(3,284)	(2,108)
Unrealized net gains on derivative instruments	3,936	3,250
Minimum pension liability	(559)	669

Comprehensive income from continuing operations	$2,835	$767

11.	The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population, and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities since December 31, 2004:

Reserve at December 31, 2004	$10,048

Additions	1,363

Payments	(1,540)

Reserve at March 31, 2005	$9,871

12.	The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000.

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

The Company’s exposure for each claim occurring prior to April 1, 2003 is limited by the coverage provided by its excess liability insurance program. The program for that period includes a relatively low per claim retention and a policy year aggregate retention limit on claims arising from occurrences which took place during a particular policy year. Effective April 1, 2003, the Company established a new excess liability insurance program. The new program covers the Company’s products liability claims occurring on or after April 1, 2003 and is occurrence-based insurance coverage which includes an increased per claim retention limit, increased policy limits, and the establishment of a captive insurance company. Premium costs for insurance coverage in excess of the self-insured amounts for the April 1, 2004 to March 31, 2005 policy year were $10,419 higher than under the program in place prior to April 1, 2003, the per claim retention limit increased $13,250 and the aggregate retention limit was eliminated, while excess liability coverage increased by $35,000. The Company continued the program effective April 1, 2005 with an increase in the per claim retention limit of $10,000 and a premium cost reduction of $5,320. The total per claim retention limit for claims occurring in this policy year is $25,000.

The products liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves, and legal costs incurred in defending claims against the Company offset by recoveries of legal fees. Legal costs are expensed as incurred and products liability insurance premiums are amortized over coverage periods. The Company is entitled to reimbursement, under certain insurance contracts in place for periods ending prior to April 1, 2003, of legal fees expensed in prior periods based on events occurring in the those periods. The Company records the reimbursements under such policies in the period the conditions for reimbursement are met. Products liability costs totaled $17,122 and $13,994 for the periods ended March 31, 2004 and 2005, respectively, and include recoveries of legal fees of $2,865 and $2,645 in the periods ended March 31, 2004 and 2005, respectively. Policies applicable to claims occurring on April 1, 2003 and thereafter do not provide for recovery of legal fees.

13.	The Company repurchased 7,370,100 shares of its common stock for $140,100 through April 20, 2005 under the authorization approved by its Board of Directors on February 15, 2005 which provides for the repurchase of up to $200,000 of the Company’s common shares. Of these amounts, 1,001,000 shares were repurchased from April 1, 2005 through April 20, 2005 for $18,400.

14.	The Company has a revolving credit facility with a consortium of ten banks that provides up to $175,000 in credit facilities until August 31, 2008. On March 31, 2005, the Company cancelled the $175,000 of the credit facility expiring on June 29, 2005. This action was taken due to the strong cash position of the Company resulting from the sale of the Company’s automotive operations in December 2004. The Company generally renegotiates the short-term portion of its credit facility each year. The credit facility supports the issuance of commercial paper.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presents information related to the consolidated results of operations of the Company, a discussion of the past results and future outlook of each of the Company’s segments, and information concerning both the liquidity and capital resources of the Company. An important qualification regarding the “forward-looking statements” made in this discussion is then presented.

On December 23, 2004, the Company sold its automotive business, Cooper-Standard Automotive (“Cooper-Standard”) to an entity formed by The Cypress Group and Goldman Sachs Capital Partners. Also in September 2004, the North American Tire Group announced its intent to cease its inner tube business. These operations are considered to be discontinued operations as defined under Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and require specific accounting and reporting for the periods presented which differs from the approach used to report the Company’s results in prior years.

The Company’s condensed consolidated financial statements reflect the accounting and disclosure requirements of SFAS No. 144, which mandate the segregation of operating results for the current year and comparable prior year periods presented and the balance sheets related to the discontinued operations from those related to ongoing operations. Accordingly, the condensed consolidated statement of income for the period ended March 31, 2004 reflects this segregation as income from continuing operations and income from discontinued operations.

Consolidated Results of Operations

	Three months ended March 31
(Dollar amounts in millions except per share amounts)	2004	Change	2005
Revenues:
North American Tire	$427.9	8.4%	$463.9
International Tire	65.3	0.3%	65.5
Eliminations	(13.2)		(15.3)

Net sales	$480.0	7.1%	$514.1

Segment profit:
North American Tire	$13.1	-42.7%	$7.5
International Tire	3.0		(0.8)
Unallocated corporate charges and eliminations	(6.6)		(0.8)

Operating profit	9.5	-37.9%	5.9
Interest expense	6.5		14.2
Other income — net	(0.2)		(6.8)

Income before income taxes	3.2		(1.5)

Provision (benefit) for income taxes	1.0		(0.4)

Net income (loss) from continuing operations	$2.2		$(1.1)

Basic earnings per share	$0.03		$(0.01)

Diluted earnings per share	$0.03		$(0.01)

Consolidated net sales for the three-month period ended March 31, 2005 were $34.1 million higher than for the comparable period one year ago. Net sales for the North American Tire segment increased $36.0 million. The International Tire segment net sales were comparable to the first quarter of 2004. In the North American Tire segment, price increases and an improved customer/product mix were partially offset by lower volumes. In the International Tire segment, improved pricing and a favorable foreign currency translation were offset by lower volume. Operating profit in the first quarter of 2005 decreased by $3.6 million from the operating profit reported for first quarter of 2004. This reduction in operating profit was the result of higher raw material costs, the cost of the work stoppage at the Texarkana, AR tire manufacturing facility, which was approximately $6.6 million, and inefficiencies in other plant operations. Partially offsetting these factors were improvements in pricing and mix.

The segment reached a contract agreement with members of United Steelworkers of America Local 7521 on April 10, 2005 following a production stoppage at its Texarkana, AR facility which commenced on March 12, 2005. The facility employs approximately 1,700 production people and produces approximately 40,000 tires per day at capacity.

The Company continued to experience significant increases in the costs of certain of its principal raw materials and historically high natural gas prices, the principal energy source used in its manufacturing processes, during the first quarter of 2005 compared with the levels experienced during the first quarter of 2004. The principal raw materials for the Company include synthetic rubber, carbon black, natural rubber, chemicals and reinforcement components. A significant portion of the Company’s raw materials are crude oil-based, a commodity which set new price ceilings during the first quarter of 2005. The increases in the cost of crude oil and steel reinforcement materials were the most significant drivers of higher raw material costs during the first quarter of 2005 which were up about $27 million from the first quarter of 2004. The pricing volatility in commodities such as crude oil and steel contributed to the difficulty in managing the costs of related raw materials. The increased price of crude oil and the growing global demand for its derivative products is contributing to the cost increases being experienced for raw materials used by the Company and adding to concerns regarding their availability.

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

Selling, general, and administrative expenses were $42.8 million in the first quarter of 2005 (8.3 percent of net sales) and $43.0 million in the first quarter of 2004 (9.0 percent of net sales). Increases in the costs of professional services were offset by lower incentive-based compensation expense.

Interest expense increased $7.7 million in the first quarter of 2005 from the first quarter of 2004 as $7.8 million of interest expense was allocated to discontinued operations in 2004.

Other – net increased by $6.6 million in the first quarter of 2005 compared to 2004. The increase is due to higher interest income recorded in the first quarter of 2005 compared to the first quarter of 2004 and foreign currency gains reported in 2005 compared to foreign currency losses reported in 2004.

The Company’s effective income tax rate for continuing operations for the first quarter of 2005 was 30 percent, lower than the 2004 rate of 31.2 percent. This decrease is due to the mix of earnings by entity across foreign and domestic jurisdictions.

North American Tire Segment

	Three months ended March 31
(Dollar amounts in millions)	2004	Change	2005
Sales	$427.9	8.4%	$463.9

Operating profit	$13.1	-42.7%	$7.5

United States unit sales changes:
Passenger tires
Company		-1.5%
RMA members		2.6%

Light truck tires
Company		8.2%
RMA members		-1.5%

Total light vehicle tires
Company		0.3%
RMA members		2.0%

Total segment unit sales changes		-1.5%

Overview

Shipments of passenger car and light truck tire replacement units in the United States market by members of the Rubber Manufacturers Association (“RMA”), a group comprised of the largest eleven tire companies in the world including the segment, and which accounted for more than 87 percent of the total United States tire market in both 2004 and 2005, increased approximately 2.0 percent in the first quarter of 2005 from shipment levels in the first quarter of 2004. Passenger tire unit shipments, which account for over 80 percent of the combined passenger and light truck tire markets, increased by 2.6 percent while light truck tire unit shipments decreased by approximately 1.5 percent.

Sales

Sales of the North American Tire segment increased $36.0 million in the first quarter of 2005 from levels in 2004. In the United States, the segment’s unit sales of passenger tires decreased 1.5 percent while sales of light truck tires increased by 8.2 percent in the first quarter of 2005 compared to the first quarter of 2004. The increase in light truck tire units outpaced the RMA decrease of 1.5 percent while the decrease in passenger tire units contrasts with a 2.6 percent increase for RMA members. While the segment’s tire unit sales were down mainly in the economy and broadline passenger tire segments during the first quarter of 2005, sales increased due to improved pricing and customer and product mix. The segment’s repositioning with certain customers and allocation of production capacity to higher-end products and customers are the primary causes for the mix improvements. Improvements in the market shares for high performance and light truck products were achieved by the segment in the quarter, primarily due to an increase of more than five percent in the shipments of Cooper brand products. The work stoppage at the Texarkana, AR tire manufacturing facility contributed only slightly to the unit sales decrease.

Operating Profit

Segment operating profit decreased $5.6 million in the first quarter of 2005 from the level in the first quarter of 2004. Higher raw material costs, the cost of the work stoppage at the Texarkana, AR tire manufacturing facility, inefficiencies in other plant operations, and lower volumes were partially offset by improved pricing and improved customer/product mix. In 2005 approximately $3.0 million of corporate general and administrative expenses, which would have been allocated to the Company’s automotive operations in previous periods, were allocated to the North American Tire segment.

Segment Outlook

The segment is optimistic the remaining quarters of 2005 will continue to show strong sales improvement over the comparable quarters of 2004 in spite of recent mixed opinions regarding the economic outlook for the domestic economy. Concerns exist regarding the impact of the rising cost of gasoline on consumer confidence, in particular with discretionary spending and miles driven. However, positive indicators of domestic economic growth are evident in the improved statistics related to order backlogs, capital investment and capacity utilization.

New business launched during the first half of 2004 will be in effect for the entire year and additional new business is scheduled to launch beginning in the second quarter of 2005. Continued market share gains by several private brand customers, improved product availability, and increased volumes of high performance products are expected to contribute to 2005 sales. The segment continues to develop new products in its specialty light truck, sport truck, and high performance product offerings to satisfy current market demand. These new products are expected to improve the profitability of the segment by improving the mix of its products.

The impact of the segment’s recent work stoppage at its Texarkana, AR tire manufacturing facility will continue to be felt during the second and third quarters of 2005 as certain tire products remain in short supply and new product launches are delayed until manufacturing expansions progress and the ramp-up of the Texarkana facility is complete. Outsourcing of radial medium truck and certain passenger tire products to Asian manufacturers and the production expansions at the segment’s domestic tire manufacturing facilities should provide adequate supply to meet customer demands by the third quarter. Investments in new and more efficient production equipment are currently underway to increase productivity and capacity and are expected to be fully implemented during 2005. These expansions will help to offset increased complexity in the segment’s production facilities in future periods and provide additional annual production capacity to meet the steadily increasing demand for the segment’s tires.

The segment is transferring its radial medium truck tire production to China through contract manufacturing arrangements which will make domestic production capacity available for the production of larger light truck tires and other higher-margin products. The segment expects to source nearly two million medium truck and economy passenger tires in 2005 through various manufacturing initiatives. These initiatives are important to the segment’s ability to profitably provide tire products to its customers in North America.

Raw material prices are proving very difficult to predict accurately. The recent market scarcity of steel for the segment’s tire cord and bead components is a concern and is being actively managed, although no interruption of supply has been experienced. The Company believes raw material costs will be approximately seven percent higher on average in the second quarter of 2005 than in the first quarter of 2005 and 24 percent on average higher than in the second quarter of 2004. The Company implemented a price increase of up to four percent in March 2005 and, in late April, announced an additional price increase of up to eight percent to be effective in late second quarter.

The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000. Effective April 1, 2003, the Company established a new excess liability insurance program. The new program covers the Company’s products liability claims occurring on or after April 1, 2003 and is occurrence-based insurance coverage which includes an increased per claim retention limit, increased policy limits, and the establishment of a captive insurance company. Premium costs for insurance coverage in excess of the self-insured amounts for the April 1, 2004 to March 31, 2005 policy year were $10.4 million higher than under the program in place prior to April 1, 2003, the per claim retention limit increased $13.3 million and the aggregate retention limit was eliminated, while excess liability coverage increased by $35 million. The Company renewed the program effective April 1, 2005 with an increase in the per claim retention limit of $10 million and a premium cost reduction of $5.3 million. The total per claim retention limit for claims occurring in this policy year is $25 million. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

The segment believes its operating profit levels will continue to improve beyond the first half of 2005 not only due to higher sales volumes and the implementation of recently announced price increases, but also due to the favorable impact of improved product and customer mix, improvements in operating efficiencies and manufacturing capacity, and the cost reductions generated through its Lean initiatives. Aggressive growth plans for specific house brand and key private brand customers, growth in high performance product lines, and increasing demand for sport utility vehicle and light truck tire lines are expected to yield higher margins and contribute favorably to the segment’s operating profit. Additionally, the segment continues to implement Lean manufacturing and other cost reduction initiatives, including improved manufacturing efficiencies, to help offset increased raw material and high products liability costs.

International Tire Segment

	Three months ended March 31
(Dollar amounts in millions)	2004	Change	2005
Sales	$65.3	0.3%	$65.5

Operating profit (loss)	$3.0		$(0.8)

Unit sales change		-5.7%

Overview

The International Tire segment manufactures and markets passenger car, light truck and motorcycle tires for the replacement market, as well as racing tires and materials for the tire retread industry, in Europe and the United Kingdom. The segment continues to pursue opportunities for expansion in Asia through joint ventures and other forms of alliance.

Shipments of passenger car and light truck tires in the segment’s markets, based on data published by the industry and other sources, decreased approximately 5.0 percent in the first quarter of 2005 from 2004 levels.

Sales

Sales of the segment remained at prior year levels. Improved pricing and a favorable foreign currency impact were offset by lower sales volumes. The segment’s unit sales decreased 5.7 percent in the first quarter of 2005 from the level of the first quarter of 2004 with the largest decrease in private brand business. This decrease resulted primarily from the loss of volume with one private brand customer which rationalized its brand strategy.

Operating Profit (Loss)

Operating profit (loss) for the segment in the first quarter of 2005 was approximately $3.8 million lower than in 2004 as the contributions of improved pricing were offset by higher raw material costs, expenses related to the startup of the segment’s Asian operations and increases in plant costs and advertising expense.

Segment Outlook

The segment’s Asian strategy calls for alignment with strategic partners it believes will provide access to the local market and position the segment to take advantage of the significant growth anticipated within the region over the next five to ten years. The International Tire segment has formed a joint venture with Kenda Rubber Industrial Co., Ltd. of Taiwan (“Kenda”) to build a tire manufacturing facility in China. The joint venture received final approval of this project in April and expects to commence construction of the facility in the very near future. All tires produced at the facility during the first five years after startup will be exported by the segment to the rest of the world. The segment also has a manufacturing supply agreement with Kenda to provide opening-price point passenger tires from China for distribution in the European market.

The segment continues to evaluate several other opportunities for acquisitions or several strategic alliances which, when combined with its Kenda relationships, the Company’s investment in Kumho and the North American tire segment’s off-take agreement with Hangzhou Zhongce Rubber Co., Ltd. of China (“Hangzhou Zhongce”) for the manufacture of passenger and radial medium truck tires, will be sufficient to provide an adequate competitive position, immediate market recognition, and a platform on which to build as the market develops.

Discontinued Operations

On December 23, 2004 the Company sold its automotive business and in September 2004 the North American Tire segment announced its intent to cease its inner tube business. These operations are considered to be discontinued operations as defined under SFAS No. 144 and require specific accounting and reporting which differs from the approach used to report the Company’s results in prior years. It also requires restatement of comparable prior periods to conform to the required presentation.

Automotive Operations

Operating results for Cooper-Standard included in income from discontinued operations, net of income taxes, on the Company’s consolidated statement of income for the three months ended March 31, 2004 are presented in the following table.

Net sales	$489.4

Operating profit, including restructing costs	43.1

Interest expense	9.7
Other income — net	(0.2)

Income from discontinued operations before income taxes	33.6

Provision for income taxes	11.9

Income from discontinued operations	$21.7

Inner Tube Business

In September 2004, the North American Tire segment announced its intent to cease its inner tube business. There was no activity in the inner tube business in 2005. Included in the Company’s results from discontinued operations for the first quarter of 2004 were inner tube business sales of $5.1 million and operating profit of $605,000.

Outlook for Company

The Company believes improving operating efficiencies and production expansion projects will enable it to manufacture and sell more specialty high performance and large light truck tires during the second half of the year. In addition, recently announced price increases will help the Company offset the forecasted higher cost of raw materials. However, the residual negative impact of the work stoppage at the Texarkana, AR tire manufacturing facility will impact the second quarter and the rest of the year. Because of the strike, inventory is somewhat lower and less balanced than preferred at the start of the peak selling season. Supply on certain lines will be tight and likely result in the loss of sales. The total impact of the strike, including direct costs and lost sales, could be as much as 20 cents per share in the second quarter. The Company expects second quarter earnings per share in the range of one to five cents and significantly improved profitability during the second half of the year.

Liquidity and Capital Resources

Generation and uses of cash — Net cash used in operating activities was $8.8 million in the first three months of 2005, a decrease of $15.3 million from the $6.5 million generated in the first three months of 2004, in part due to a $4.8 million decrease in net income after adjustments for non-cash items. Changes in operating assets and liabilities resulted in the use of $33.6 million in cash in 2005 versus a use of $23.1 million in 2004. Higher sales have increased accounts receivable balances and inventory levels have increased from the low levels at year-end. An income tax refund of $22 million was received during the first quarter of 2005.

Net cash used in investing activities during the first quarter of 2005 reflects the Company’s investment in Kumho Tire Co., Inc. of Korea of $108.0 million and capital expenditures of $35.2 million. In 2004, capital expenditures were $24.8 million. The Company also increased its investment in available-for-sale debt securities during the first quarter of 2005 by $45.8 million.

The Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding debt on February 15, 2005. No debt repurchases have been initiated through March 31, 2005.

The Company paid $106.2 million to repurchase shares of its common stock during the first quarter of 2005. Dividends paid on the Company’s common shares in the first quarter of 2005 and 2004 were $7.3 million and $7.8 million, respectively.

Available credit facilities – The Company has a revolving credit facility with a consortium of ten banks that provides up to $175 million in credit facilities until August 31, 2008. On March 31, 2005, the Company cancelled the $175 million of the credit facility expiring on June 29, 2005. This action was taken due to the strong cash position of the Company resulting from the sale of the Company’s automotive operations in

December, 2004. The Company generally renegotiates the short-term portion of its credit facility each year. The credit facility supports the issuance of commercial paper.

As of March 31, 2005 the Company was in compliance with the financial covenants contained in its credit agreements. At that date, the ratio of consolidated net indebtedness to consolidated capitalization was 18.6 percent as a result of the high level of cash on hand at March 31, 2005 and the interest coverage ratio was 5.7 times. The Company anticipates that it will remain in compliance with these covenants in 2005, based upon its business forecast for the year.

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

Available cash and contractual commitments — The Company anticipates that cash flows from operations in 2005 will be positive and will approximate its projected capital expenditures and dividend goals. The Company expects to invest in China during 2005 through a joint venture formed to build a tire production facility and possibly by direct investments in existing Chinese companies. Projected Company investments in the joint venture for 2005 are $25 million to $30 million. Additional investment amounts relating to acquisitions, if any, are difficult to predict at this time. There are no significant long-term debt obligations due until 2009.

As of April 20, 2005 the Company had repurchased 7,370,100 shares of its common stock for $140.1 million under the authorization approved by its Board of Directors on February 15, 2005. This authorization provides for the repurchase of up to $200 million of the Company’s common shares.

At March 31, 2005 the Company had cash of $563.2 million, short-term investments of $91.9 million and could borrow, under its credit agreement with its bank group and other bank lines, up to an additional $200 million without violating the financial covenants contained in its credit agreements.

Contingencies

The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at March 31, 2005. The Company is aggressively managing its product liability costs.

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

•	changes in economic and business conditions in the world, especially the continuation of the global tensions and risks of further terrorist incidents that currently exist;

•	increased competitive activity, including the inability to obtain and maintain price increases to offset higher production or material costs;

•	the failure to achieve expected sales levels;

•	consolidation among the Company’s competitors and customers;

•	technology advancements;

•	fluctuations in raw material and energy prices, including those of steel, crude petroleum and natural gas and the unavailability of such raw materials or energy sources;

•	changes in interest and foreign exchange rates;

•	increases in pension expense resulting from investment performance of the Company’s pension plan assets and changes in discount rate, salary increase rate, and expected return on plan assets assumptions;

•	government regulatory initiatives, including the proposed and final regulations under the TREAD Act;

•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons;

•	the impact of labor problems, including a strike brought against the Company or against one or more of its large customers;

•	litigation brought against the Company;

•	an adverse change in the Company’s credit ratings, which could increase its borrowing costs and/or hamper its access to the credit markets;

•	the inability of the Company to execute the cost reduction/Asian strategies outlined for the coming year; and

•	the impact of reductions in the insurance program covering the principal risks to the Company, and other unanticipated events and conditions.

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

Further information covering issues that could materially affect financial performance is contained in the Company’s periodic filings with the U. S. Securities and Exchange Commission (“SEC”).

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at March 31, 2005 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2004.

Item 4. CONTROLS AND PROCEDURES

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, have evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the Company’s disclosure controls and procedures, including its internal controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in identifying the information required to be disclosed in the Company’s periodic reports filed with the SEC, including this Quarterly Report on Form 10-Q, and ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at March 31, 2005.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

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

(b) Reports on Form 8-K

A Form 8-K (Item 1.02) was furnished on April 5, 2005 relating to the Company’s cancellation of a portion of its credit facility with a consortium of ten banks.

A Form 8-K (Items 2.02, 7.01 and 9.01) was furnished on April 7, 2005 relating to the Company’s announcement of a tentative contract agreement with the United Steelworkers of America Local 7521.

A Form 8-K (Items 2.02 and 9.01) was furnished on April 20, 2005 relating to the release of the Company’s first quarter earnings.

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

May 2, 2005
     (Date)