Form 10-Q
period 2005-06-30
COOPER TIRE & RUBBER CO
filed 2005-08-02
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
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
Yes ☑ No ☐
Number of shares of common stock of registrant outstanding
at June 30, 2005: 61,239,206

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per-share amounts)

	December 31,	June 30,
	2004	2005
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$881,728	$444,747
Short-term investments	46,064	42,065
Accounts receivable, less allowances of $4,868 in 2004 and $5,821 in 2005	344,695	367,563
Accounts receivable from sale of automotive operations	48,770	—
Inventories at lower of cost (last-in, first-out) or market:
Finished goods	172,890	242,435
Work in process	16,726	21,154
Raw materials and supplies	59,166	66,342

	248,782	329,931
Prepaid expenses, income taxes refundable and deferred income taxes	65,425	59,011
Assets of discontinued operations and held for sale	10,813	649

Total current assets	1,646,277	1,243,966
Property, plant and equipment:
Land and land improvements	35,034	35,982
Buildings	258,532	258,898
Machinery and equipment	1,308,498	1,354,707
Molds, cores and rings	206,457	216,478

	1,808,521	1,866,065
Less accumulated depreciation and amortization	1,079,101	1,100,775

Net property, plant and equipment	729,420	765,290
Goodwill	48,172	48,172
Intangibles, net of accumulated amortization of $15,038 in 2004 and $17,024 in 2005	34,098	32,613
Restricted cash	12,484	13,362
Other assets	197,633	310,579

	$2,668,084	$2,413,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$459	$98
Accounts payable	182,061	180,582
Accrued liabilities	108,197	129,828
Income taxes	1,320	1,266
Liabilities related to the sale of automotive operations	19,201	2,855
Liabilities of discontinued operations	727	68

Total current liabilities	311,965	314,697

Long-term debt	773,704	685,620
Postretirement benefits other than pensions	169,484	175,879
Other long-term liabilities	178,282	200,813
Long-term liabilities related to the sale of automotive operations	23,116	22,214
Deferred income taxes	41,000	44,227
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 86,321,889 shares issued in 2004 and 86,322,514 in 2005	86,322	86,323
Capital in excess of par value	38,072	36,812
Retained earnings	1,397,268	1,381,836
Cumulative other comprehensive loss	(74,085)	(72,647)

	1,447,577	1,432,324
Less: 15,182,567 common shares in 2004 and 25,083,308 common shares in 2005 in treasury at cost	(277,044)	(461,792)

Total stockholders’ equity	1,170,533	970,532

	$2,668,084	$2,413,982

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2004 AND 2005
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2004	2005
Net sales	$509,186	$510,930
Cost of products sold	444,479	473,020

Gross profit	64,707	37,910

Restructuring	679	—
Selling, general and administrative	43,403	37,497

Operating profit	20,625	413

Interest expense	7,832	14,349
Debt extinguishment costs	—	8,441
Interest income	(307)	(4,520)
Other income — net	206	(308)

Income (loss) from continuing operations before income taxes	12,894	(17,549)

Provision (benefit) for income taxes	4,023	(11,131)

Income (loss) from continuing operations	8,871	(6,418)

Income (loss) from discontinued operations, net of income taxes	25,108	(463)

Net income (loss)	$33,979	$(6,881)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.12	$(0.10)
Income (loss) from discontinued operations	0.34	(0.01)

Net income (loss)	$0.46	$(0.11)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.12	$(0.10)
Income (loss) from discontinued operations	0.33	(0.01)

Net income (loss)	$0.45	$(0.11)

Weighted average number of shares outstanding (000’s):
Basic	74,432	62,250

Diluted	75,444	62,250

Dividends per share	$0.105	$0.105

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2004 AND 2005
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2004	2005
Net sales	$989,196	$1,024,987
Cost of products sold	872,013	938,395

Gross profit	117,183	86,592

Restructuring	679	—
Selling, general and administrative	86,375	80,298

Operating profit	30,129	6,294
Interest expense	14,379	28,564
Debt extinguishment costs	—	8,441
Interest income	(729)	(10,134)
Other income — net	412	(1,537)

Income (loss) from continuing operations before income taxes	16,067	(19,040)

Provision (benefit) for income taxes	5,013	(11,578)

Income (loss) from continuing operations	11,054	(7,462)

Income from discontinued operations, net of income taxes	47,224	5,797

Net income (loss)	$58,278	$(1,665)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.15	$(0.11)
Income from discontinued operations	0.64	0.09

Net income (loss)	$0.79	$(0.03)*

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.15	$(0.11)
Income from discontinued operations	0.62	0.09

Net income (loss)	$0.77	$(0.03)*

Weighted average number of shares outstanding (000’s):
Basic	74,241	66,039

Diluted	75,243	66,039

Dividends per share	$0.210	$0.210

*	Amounts do not add due to rounding
See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2005
(UNAUDITED)
(Dollar amounts in thousands)

	2004	2005
Operating activities:
Income (loss) from continuing operations	$11,054	$(7,462)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operations:
Depreciation	53,793	52,351
Amortization of intangibles	1,567	1,485
Deferred income taxes	659	(342)
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(22,884)	(28,119)
Inventories	(52,611)	(84,122)
Prepaid expenses	(14,698)	4,503
Accounts payable	1,825	265
Accrued liabilities	61,043	44,540
Other non-current items	8,717	12,780

Net cash provided by (used in) continuing operations	48,465	(4,121)
Net cash provided by (used in) discontinued operations	86,620	(17,907)

Net cash provided by (used in) operating activities	135,085	(22,028)

Investing activities:
Property, plant and equipment	(57,618)	(89,118)
Investment in Kumho Tire Co., Inc.	—	(107,961)
Proceeds from the sale of business	—	54,270
Investments in available-for-sale debt securities	—	3,999
Proceeds from the sale of assets	14	2,691

Net cash used in continuing operations	(57,604)	(136,119)
Net cash provided by (used in) discontinued operations	(17,441)	3,170

Net cash used in investing activities	(75,045)	(132,949)

Financing activities:
Issuance of (payments on) debt	58,613	(380)
Payments on long-term debt	(168,353)	(84,362)
Purchase of treasury shares	—	(189,764)
Payment of dividends	(15,607)	(13,767)
Issuance of common shares	12,363	3,757

Net cash used in continuing operations	(112,984)	(284,516)
Net cash provided by discontinued operations	24,692	—

Net cash used in financing activities	(88,292)	(284,516)

Effects of exchange rate changes on cash of continuing operations	12,359	2,512
Effects of exchange rate changes on cash of discontinued operations	(21,255)	—

Changes in cash and cash equivalents	(37,148)	(436,981)

Cash and cash equivalents at beginning of year	66,426	881,728

Cash and cash equivalents at end of period	$29,278	$444,747

Cash and cash equivalents at end of period:
Continuing operations	$10,748	$444,747
Discontinued operations	18,530	—

	$29,278	$444,747

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per-share amounts)
1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. There is a year-round demand for the Company’s passenger and truck replacement tires, but passenger replacement tire sales are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of August through November. Operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

The Company’s condensed consolidated financial statements reflect the accounting and disclosure requirements of SFAS No. 144, which mandate the segregation of operating results for the current year and comparable prior year periods presented and the balance sheets related to the discontinued operations from those related to ongoing operations. Accordingly, the condensed consolidated statement of income for the three-month and six-month periods ended June 30, 2004 reflects this segregation as income from continuing operations and income from discontinued operations.

In addition to the segregation of operating financial results, Emerging Issues Task Force (“EITF”) No. 87-24, “Allocation of Interest to Discontinued Operations,” mandates the reallocation to continuing operations of general corporate overhead previously allocated to discontinued operations and permits the allocation of interest to discontinued operations in accordance with specific guidelines. Corporate overhead that previously would have been allocated to Cooper-Standard of $3,224 and $6,447 for the three-month and six-month periods ended June 30, 2004, respectively, is charged against continuing operations in the Company’s condensed consolidated statement of income for those periods. The Company used the permitted allocation method for interest expense on corporate debt, which is based on the ratio of net assets sold or discontinued to the sum of total net assets of the consolidated Company plus consolidated debt. Under this method, interest expense of $7,966 and $15,811 for the three-month and six-month periods ended June 30, 2004 was allocated to discontinued operations in addition to interest on debt held directly by Cooper-Standard.

Operating results for Cooper-Standard included in income from discontinued operations, net of income taxes, on the Company’s condensed consolidated statement of income for the three and six months ended June 30, 2004 are presented in the following table. These amounts, plus the results of other smaller discontinued operations, comprise the total income from discontinued operations.

	June 30, 2004
	Three months Ended	Six months Ended
Net sales	$489,366	$978,722
Operating profit, including restructing costs	47,374	90,415
Interest expense	9,103	18,759
Other income — net	(893)	(1,101)

Income from discontinued operations before income taxes	39,164	72,757
Provision for income taxes	14,266	26,137

Income from discontinued operations	$24,898	$46,620

3.	In February 2005, the Company purchased 15 million shares of Kumho Tire Co., Inc. of Korea for $108,000. This investment is included in the “Other assets” line of the Company’s condensed consolidated balance sheets. The Company is accounting for this investment as an available-for-sale asset and adjusts the investment to fair market value through charges or credits to Other comprehensive income.

4.	The following table details information on the Company’s operating segments.

	Three months ended June 30		Six months ended June 30
	2004	2005	2004	2005
Revenues from external customers:
North American Tire	$456,344	$459,807	$884,291	$923,677
International Tire	63,129	70,141	128,418	135,630
Eliminations	(10,287)	(19,018)	(23,513)	(34,320)

Net sales	$509,186	$510,930	$989,196	$1,024,987

Segment profit (loss):
North American Tire	$21,898	$2,264	$34,981	$9,731
International Tire	3,661	1,602	6,696	766
Corporate charges previously allocated to automotive operations	(3,224)	—	(6,447)	—
Unallocated corporate charges and eliminations	(1,710)	(3,453)	(5,101)	(4,203)

Operating profit	20,625	413	30,129	6,294
Interest expense	7,832	14,349	14,379	28,564
Debt extinguishment costs	—	8,441	—	8,441
Other — net	(101)	(4,828)	(317)	(11,671)

Income (loss) from continuing operations before income taxes	$12,894	$(17,549)	$16,067	$(19,040)

In 2004, corporate charges previously allocated to automotive operations of $3,224 for the three month period and $6,447 for the six month period ended June 30 are not included in segment profit. Accordingly, segment profit amounts reported above are not comparable. The unallocated corporate charges and eliminations result primarily from differences in timing of when corporate expenses were incurred versus related allocations to operating segments.

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
The weighted-average fair value of options granted in 2004 and 2005 was $5.68 and $5.27, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The Company’s reported and pro forma financial results are as follows:

	Three months ended June 30		Six months ended June 30
	2004	2005	2004	2005
Income (loss) from continuing operations as reported	$8,871	$(6,418)	$11,054	$(7,462)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(329)	(445)	(662)	(824)

Pro forma income (loss)	$8,542	$(6,863)	$10,392	$(8,286)

Basic earnings (loss) per share from continuing operations:
Reported	$0.12	$(0.10)	$0.15	$(0.11)
Pro forma	0.11	(0.11)	0.14	(0.13)

Diluted earnings (loss) per share from continuing operations:
Reported	$0.12	$(0.10)	$0.15	$(0.11)
Pro forma	0.12	(0.11)	0.15	(0.13)
On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of FASB No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123; however, this Statement requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative to financial statement recognition. On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced that it would provide for a phased-in implementation process for SFAS No. 123(R). The SEC now requires that registrants that are not small business issuers adopt SFAS No. 123(R)’s fair value method of accounting for share-based payments to employees not later than the beginning of the first fiscal year beginning after June 15, 2005. As a result, the Company will not be required to adopt SFAS No. 123(R) until January 1, 2006. The Company is continuing to evaluate the provisions of this Statement, the impact on its consolidated financial statements and the timing and approach to adoption of this Statement.

6.	The following table discloses the amount of net periodic benefit costs for the three-month and six-month periods ended June 30, 2004 and 2005 for the Company’s defined benefit plans and other postretirement benefits relating to continuing operations:

	Pension Benefits
	Three months ended June 30		Six months ended June 30
	2004	2005	2004	2005
Components of net periodic benefit cost:
Service cost	$5,215	$5,331	$10,400	$10,567
Interest cost	13,117	13,888	26,035	27,717
Expected return on plan assets	(14,706)	(17,746)	(29,332)	(35,571)
Amortization of transition obligation	(10)	(8)	(20)	(15)
Amortization of prior service cost	570	388	1,186	686
Recognized actuarial loss	3,632	4,042	7,142	8,112

Net periodic benefit cost	$7,818	$5,895	$15,411	$11,496

	Other Postretirement Benefits
	Three months ended June 30		Six months ended June 30
	2004	2005	2004	2005
Components of net periodic benefit cost:
Service cost	$1,262	$1,362	$2,524	$2,749
Interest cost	3,776	3,921	7,553	7,860
Amortization of prior service cost	(30)	(55)	(61)	(110)
Recognized actuarial loss	762	916	1,524	1,847

Net periodic benefit cost	$5,770	$6,144	$11,540	$12,346

7.	During the first quarter of 2005, the Company recorded the final settlement on purchase price adjustments reached with the buyer of Cooper-Standard during April, resulting in additional sales proceeds of $5,500 and total proceeds of $1,226,537. The Company received the final $54,270 due from the buyer related to the sale in April.

During the second quarter, the Company recorded a $463 adjustment to the previously reported gain on the sale of Cooper-Standard related to the resolution of responsibility for certain foreign employment-related liabilities. For the six-month period ended June 30, 2005, the Company recorded a net additional gain of $5,666 on the sale, including a tax benefit of $456 resulting primarily from currently deductible compensation expenses and other costs associated with the sale. There was no tax liability on the additional gain recorded in the first quarter of 2005, nor tax benefit for the additional liability recorded during the second quarter, due to a capital loss in the United States resulting from book and tax bases differences and a statutory exemption from tax on the capital gain in the United Kingdom. These amounts are included in “Income (loss) from discontinued operations, net of income taxes,” on the Company’s consolidated statements of income.

In connection with the sale, the Company has agreed to indemnify the buyer against pre-closing income tax liabilities and other items specified in the Sale Agreement. For indemnity commitments where the Company believes future payments are probable, it also believes the expected outcomes can be estimated with reasonable accuracy. Accordingly, for such amounts, a liability has been recorded with a corresponding decrease in the gain on the sale. Other indemnity provisions will be monitored for possible future payments not presently contemplated (see note 8). With the passage of time, additional information may become available to the Company which would indicate the estimated indemnification amounts require revision. Changes in estimates of the amount of indemnity payments will be reflected as an adjustment to the gain on sale in the periods in which the additional information becomes known.

8.	Prior to the sale of Cooper-Standard, certain operating leases related to property and equipment used in the operations of Cooper-Standard were guaranteed by the Company. These guarantees require the Company, in the event Cooper-Standard fails to honor its commitments, to satisfy the terms of the lease agreements. As part of the sale of the automotive operations, the Company is seeking releases of those guarantees but to date has been unable to secure releases from certain lessors. The most significant of those leases are for a manufacturing facility with a remaining term of 12 years and total remaining payments of $13,129, a European headquarters facility in the United Kingdom with a remaining term of eight years and total remaining payments of $5,628, and a prototype manufacturing facility in the United Kingdom with a remaining term of seven years and total remaining payments of $352. Other leases cover manufacturing equipment with remaining terms of from less than one year to four years and have total remaining payments of approximately $451. The Company does not believe it is presently probable that it will be called upon to make these payments. Accordingly, no accrual for these guarantees has been recorded. If information becomes known to the Company at a later date which indicates its performance under these guarantees is probable, accruals for the obligations will be required.

9.	In September 2004, the North American Tire segment announced its intent to cease its inner tube business. The segment recorded restructuring charges of $5,163 related to this decision, which included an accrual of $1,115 for severance costs. All employees affected by this initiative have left the Company and are being paid their severance package in accordance with the terms of their separation. The following table summarizes the activity associated with this initiative since December 31, 2004:

Employee
Separation
Costs
Accrual at December 31, 2004	$727
Cash payments	(659)

Accrual at June 30, 2005	$68

The accrued severance is presented as “Liabilities of discontinued operations” on the Company’s consolidated balance sheets.

Sales for the Company’s inner tube business were $5,415 and $10,515 for the three-month and six-month periods ended June 30, 2004. Operating profit for the inner tube business was $323 for the three-month period and $928 for the six-month period ended June 30, 2004.

10.	In May, 2005, the assets of a closed Automotive manufacturing facility in the United Kingdom that had been classified as “Assets Held for Sale” were sold.

The International Tire segment relocated its warehouse operations in Switzerland during the first quarter of 2005. In April 2005 the former warehouse building, that had been classified as “Assets Held for Sale” at March 31, 2005, was sold.

The radial medium truck tire equipment located at the Albany, GA tire manufacturing facility, that had been classified as “Assets Held for Sale” at December 31, 2004, was sold in April 2005.

The assets of the Clarksdale, MS facility with a carrying value of $6,965 were also classified as “Assets Held for Sale” at December 31, 2004. During the first quarter of 2005, inner tube manufacturing equipment was sold for $1,235. Discussions regarding the potential sale of the remaining assets of the facility ceased during the first quarter resulting in their reclassification from the “Assets Held for Sale” category to land, buildings and machinery and equipment on the condensed consolidated balance sheet of the Company. These assets are being depreciated over their remaining useful lives.

The assets of the Cleveland, OH manufacturing facility, a closed Cooper-Standard plastics parts operation, remained with the Company and are classified as “Assets Held for Sale” on the condensed consolidated balance sheets. A portion of these assets was sold in the first quarter of 2005, with the Company recording a gain of $131, net of income taxes, which is included in “Income from discontinued operations, net of income taxes,” on the Company’s condensed consolidated statements of income. The Company is in discussions with potential buyers for the remaining assets.

“Assets Held for Sale” are recorded at the lower of carrying value or fair value and adjusted each quarter if necessary in accordance with SFAS No. 144. The following table summarizes the activity in these assets since December 31, 2004:

			Transferred
	December 31,	Assets	(from)/to	June 30,
	2004	Sold	Held for Sale	2005
United Kingdom manufacturing facility	$1,587	$(1,587)	$—	$—
Cleveland, OH manufacturing facility	811	(162)	—	649
Clarksdale, MS manufacturing facility	6,965	(1,235)	(5,730)	—
Albany, GA radial medium truck equipment	1,450	(1,450)	—	—
Switzerland tire warehouse	—	(764)	764	—

	$10,813	$(5,198)	$(4,966)	$649

11.	On an annual basis, disclosure of comprehensive income is incorporated into the Statement of Shareholders’ Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, unrealized gains or losses on certain marketable securities and derivative instruments and minimum pension liability adjustments.

The Company’s comprehensive income is as follows:

	Three months ended June 30		Six months ended June 30
	2004	2005	2004	2005
Income (loss) from continuing operations	$8,871	$(6,418)	$11,054	$(7,462)
Other comprehensive income (loss):
Currency translation adjustments	20,694	(4,467)	17,410	(6,575)
Changes in the fair value of derivatives and unrealized gains (losses) on marketable securities	(2,046)	2,807	1,890	6,057
Minimum pension liability adjustments	322	1,287	(237)	1,956

Comprehensive income (loss) from continuing operations	$27,519	$(6,791)	$30,354	$(6,024)

12.	The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population, and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities since December 31, 2004:

Reserve at December 31, 2004	$10,048

Additions	2,601
Payments	(3,332)

Reserve at June 30, 2005	$9,317

13.	The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000.

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

The products liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves, and legal costs incurred in defending claims against the Company offset by recoveries of legal fees. Legal costs are expensed as incurred and products liability insurance premiums are amortized over coverage periods. The Company is entitled to reimbursement, under certain insurance contracts in place for periods ending prior to April 1, 2003, of legal fees expensed in prior periods based on events occurring in the those periods. The Company records the reimbursements under such policies in the period the conditions for reimbursement are met. During the three-month periods ended June 30, 2004 and 2005, products liability expense totaled $10,595 and $15,612, respectively, and include recoveries of legal fees of $2,611 and $662, respectively. For the six-month periods ended June 30, 2004 and 2005, products liability expense totaled $27,717 and $29,606, respectively, and include recoveries of legal fees of $5,476 and $3,307, respectively. Policies applicable to claims occurring on April 1, 2003 and thereafter do not provide for recovery of legal fees.

14.	The Company repurchased 10,151,636 shares of its common stock for $189,764 through June 30, 2005 under the authorization approved by its Board of Directors on February 15, 2005 which provides for the repurchase of up to $200,000 of the Company’s common shares.

15.	In May, the Company repurchased $84,362 of its long-term debt due in 2009. Costs of $8,441 were incurred in conjunction with the debt repurchase. The Company also settled interest rate swap agreements on the 2009 Senior Notes in April 2005, recognizing a gain of $726 which was recorded as an offset to interest expense.

The Company has a revolving credit facility with a consortium of ten banks that provides up to $175,000 in credit facilities until August 31, 2008. On March 31, 2005, the Company cancelled the additional $175,000 short-term facility which would have expired on June 29, 2005. This action was taken due to the strong cash position of the Company resulting from the sale of the Company’s automotive operations in December 2004. The Company generally renegotiates the short-term portion of its credit facility each year. The credit facility supports the issuance of commercial paper.

16.	For the quarter ended June 30, 2005, the Company recorded an income tax benefit of $11,131 on a loss before taxes from continuing operations of $17,549 and for the six months ended June 30, 2005, the Company recorded an income tax benefit of $11,578 on a loss before taxes from continuing operations of $19,040. This compares to income tax expense of $4,023 on earnings before taxes of $12,894 and income tax expense of $5,013 on earnings before taxes of $16,067 from continuing operations for the same periods in 2004. The net income tax benefits for the 2005 periods result primarily from income tax expense on earnings in international jurisdictions offset by the recognition of income tax benefits on current period losses in the United States in addition to certain tax credits and benefits that do not vary with pre-tax results of operations. Taxes were calculated utilizing anticipated effective tax rates by jurisdiction forecasted for the full year.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The Company’s condensed consolidated financial statements reflect the accounting and disclosure requirements of SFAS No. 144, which mandate the segregation of operating results for the current year and comparable prior year periods presented and the balance sheets related to the discontinued operations from those related to ongoing operations. Accordingly, the condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2004 reflects this segregation as income from continuing operations and income from discontinued operations.
Consolidated Results of Operations
The following table presents the Company’s results from continuing operations:

	Three months ended June 30			Six months ended June 30
	2004	Change	2005	2004	Change	2005
Revenues:
North American Tire	$456.4	0.7%	$459.8	$884.3	4.5%	$923.7
International Tire	63.1	11.1%	70.1	128.4	5.6%	135.6
Eliminations	(10.3)		(19.0)	(23.5)		(34.3)

Net sales	$509.2	0.3%	$510.9	$989.2	3.6%	$1,025.0

Segment profit:
North American Tire	$21.8	-89.4%	$2.3	$34.9	-72.2%	$9.7
International Tire	3.7	-56.8%	1.6	6.7	-88.1%	0.8
Unallocated corporate charges and eliminations	(4.9)		(3.5)	(11.5)		(4.2)

Operating profit	20.6	-98.1%	0.4	30.1	-79.1%	6.3
Interest expense	7.8		14.3	14.4		28.6
Debt extinguishment costs	—		8.4	—		8.4
Interest income	(0.3)		(4.5)	(0.7)		(10.1)
Other income — net	0.2		(0.3)	0.3		(1.6)

Income (loss) before income taxes	12.9		(17.5)	16.1		(19.0)

Provision (benefit) for income taxes	4.0		(11.1)	5.0		(11.5)

Net income (loss) from continuing operations	$8.9		$(6.4)	$11.1		$(7.5)

Basic earnings (loss) per share	$0.12		$(0.10)	$0.15		$(0.11)

Diluted earnings (loss) per share	$0.12		$(0.10)	$0.15		$(0.11)

Consolidated net sales for the three-month period ended June 30, 2005 were $1.7 million higher than for the comparable period one year ago. Net sales for the North American Tire segment increased $3.4 million. The International Tire segment net sales increased by $7 million compared to the second quarter of 2004. In the North American Tire segment, price increases and an improved product mix were offset by lower volumes. In the International Tire segment, volume, price increases and favorable foreign currency translation were responsible for the increased sales. Operating profit in the second quarter of 2005 decreased by $20.2 million from the operating profit reported for second quarter of 2004. This reduction in operating profit was the result of higher raw material costs, the cost of the work stoppage at the Texarkana, AR tire manufacturing facility, which approximated $12.9 million, and lower unit sales volumes. Partially offsetting these factors were the impacts of improvements in pricing and mix.
The North American Tire segment reached a contract agreement with members of United Steelworkers of America Local 7521 on April 10, 2005 following a production stoppage at its Texarkana, AR facility which commenced on March 12, 2005. The facility employs approximately 1,700 production people and produces approximately 40,000 tires per day at capacity. The actual ramp-up of production after the settlement was more rapid than projected in early May.
Consolidated net sales for the six-month period ended June 30, 2005 were $35.8 million higher than for the comparable period one year ago. Net sales for the North American Tire segment increased $39.4 million. The International Tire segment net sales increased $7.2 million. In the North American Tire segment, price increases and an improved customer/product mix were partially offset by lower volumes. In the International Tire segment, increased volumes, improved pricing and favorable foreign currency translation were the factors responsible for the increase in sales. Operating profit in the first six months of 2005 decreased by $23.8 million from the operating profit reported for first six months of 2004. This reduction in operating profit was the result of higher raw material costs and the cost of the work stoppage at the Texarkana, AR tire manufacturing facility, which approximated $19.5 million, and lower unit sales volumes. Partially offsetting these factors were the impacts of improvements in pricing and mix and lower corporate charges.

The Company continued to experience significant increases in the costs of certain of its principal raw materials and high natural gas, the principal energy source used in its manufacturing processes, during the second quarter and the first six months of 2005 compared with the levels experienced during the comparable periods of 2004. The principal raw materials for the Company include synthetic rubber, carbon black, natural rubber, chemicals and reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based, and crude oil again set new price ceilings during the second quarter of 2005. The increases in the cost of petroleum-based and steel reinforcement materials were the most significant drivers of higher raw material costs during the second quarter of 2005 which were up about $33.1 million from the second quarter of 2004 and for the six-month period ended June 30, 2005, were up $60.1 million from the comparable period in 2004. The pricing volatility in commodities such as crude oil and steel contributed to the difficulty in managing the costs of related raw materials. The increased price of crude oil and the growing global demand for its derivative products is contributing to the cost increases being experienced for raw materials used by the Company and adding to concerns regarding their availability.
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
Selling, general, and administrative expenses were $37.5 million in the second quarter of 2005 (7.3 percent of net sales) compared to $43.4 million (8.5 percent of net sales) in the same period in 2004. This decrease resulted from lower advertising and incentive compensation program costs and reduced overhead costs. For the six-months of 2005, selling, general and administrative costs were $80.3 million (7.8 percent of net sales) compared to $86.4 million (8.7 percent of net sales) in the comparable period of 2004 for the same reasons cited for the quarter decrease.
Interest expense increased $6.4 million in the second quarter of 2005 from the second quarter of 2004 as $8 million of interest expense was allocated to discontinued operations in 2004. For the six-month period of 2005, interest expense increased $14.2 million as $15.8 million of interest expense was allocated to discontinued operations. Also included in interest expense for the second quarter and first six months of 2005 is a gain of $1.2 million resulting from the settlement of interest rate swap agreements on the Company’s senior notes and the amortization of the portion of deferred finance expense attributable to the debt repurchased.
The Company incurred $8.4 million in costs associated with the repurchase of a portion of its long-term debt during the second quarter of 2005.
Interest income increased $4.2 million and $9.4 million in the second quarter and first six months of 2005, respectively, from comparable 2004 periods as a result of the high levels of cash on hand in 2005.
Other — net increased by $1.9 million in the first six months of 2005 compared to 2004 due to foreign currency gains in 2005 versus losses in 2004.
The Company recorded income tax benefits for continuing operations during the second quarter and six months of 2005 of $11.1 million and $11.5 million, respectively, as a result of recognizing income tax expense on earnings in international jurisdictions offset by the recognition of income tax benefits on current period losses in the United States in addition to certain tax credits and benefits that do not vary with pre-tax results of operations. Taxes were calculated utilizing anticipated effective tax rates by jurisdiction forecasted for the full year.

North American Tire Segment

	Three months ended June 30			Six months ended June 30
(Dollar amounts in millions)	2004	Change	2005	2004	Change	2005
Sales	$456.4	0.7%	$459.8	$884.3	4.5%	$923.7

Operating profit	$21.8	-89.4%	$2.3	$34.9	-72.2%	$9.7

United States unit sales changes:
Passenger tires
Company		-10.0%			-5.8%
RMA members		2.3%			2.5%

Light truck tires
Company		-2.4%			2.8%
RMA members		-3.5%			-2.5%

Total light vehicle tires
Company		-8.6%			-4.3%
RMA members		1.5%			1.8%

Total segment unit sales changes		-8.0%			-4.6%
Overview
Shipments of passenger car and light truck tire replacement units in the United States market by members of the Rubber Manufacturers Association (“RMA”), a group comprised of the largest eleven tire companies in the world including the segment, and which accounted for more than 87 percent of the total United States tire market in recent years, increased approximately 1.5 percent in the second quarter of 2005 from shipment levels in the second quarter of 2004. Passenger tire unit shipments, which account for over 80 percent of the combined passenger and light truck tire markets, increased by 2.3 percent while light truck tire unit shipments decreased by approximately 3.5 percent.
For the first six months of 2005, shipments of passenger car and light truck tire replacement units increased approximately 1.8 percent from shipment levels in the first six months of 2004. Passenger tire unit shipments increased by 2.5 percent while light truck tire unit shipments decreased by approximately 2.5 percent.
Sales
Sales of the North American Tire segment increased $3.5 million in the second quarter of 2005 from levels in 2004. In the United States, the segment’s unit sales of passenger tires decreased 10 percent and sales of light truck tires decreased by 2.4 percent in the second quarter of 2005 compared to the second quarter of 2004. The decrease in light truck tire units compares favorably to the RMA decrease of 3.5 percent while the decrease in passenger tire units contrasts with a 2.3 percent increase for RMA members. While tire unit sales were down mainly in the broadline, touring and economy passenger tire product lines, improved pricing and customer and product mix increased second quarter 2005 sales. Although the segment expanded its light truck product offering from the same period last year, an estimated 550,000 light truck units were not available due to the work stoppage at the Texarkana, AR tire manufacturing facility.

Sales of the North American Tire segment increased $39.4 million in the first six months of 2005 from levels in 2004. In the United States, the segment’s unit sales of passenger tires decreased 5.8 percent while sales of light truck tires increased by 2.8 percent in the first six months of 2005 compared to the first six months of 2004. The increase in light truck tire units outpaced the RMA which experienced a decrease of 2.5 percent while the decrease in passenger tire units contrasts with a 2.5 percent increase for RMA members. While tire unit sales were down mainly in the broadline, touring and economy passenger tire product lines, improved pricing and customer and product mix increased sales. Although the segment increased in its light truck product offering from the same period last year, an estimated 640,000 light truck units were not available due to the work stoppage at the Texarkana, AR tire manufacturing facility. Sales in the house brands division were up during the first six months of 2005.
Operating Profit
Segment operating profit decreased $19.6 million in the second quarter of 2005 from the level in the second quarter of 2004. The impacts of higher raw material costs, the cost of the work stoppage at the Texarkana, AR tire manufacturing facility, and lower volumes were partially offset by improved pricing and improved customer/product mix. The segment continues to reduce its broadline product sales to less profitable distribution channels. In 2005 approximately $2 million of corporate general and administrative expenses, which would have been allocated to the Company’s automotive operations in previous periods, were allocated to the North American Tire segment.
Segment operating profit decreased $25.2 million in the first six months of 2005 from the level in the first six months of 2004 for the same reasons cited for the quarter decrease. In 2005 approximately $5.2 million of corporate general and administrative expenses, which would have been allocated to the Company’s automotive operations in previous periods, were allocated to the North American Tire segment.
Segment Outlook
The segment is optimistic the second half of 2005 will show strong sales improvement over the comparable period of 2004 in spite of continuing mixed opinions regarding the economic outlook for the domestic economy. Concerns continue to exist regarding the impact of the rising cost of gasoline on consumer confidence, in particular with discretionary spending and miles driven. However, positive indicators of domestic economic growth are evident in the improved statistics related to order backlogs, capital investment and capacity utilization.
The segment continues to develop new products in its specialty light truck, sport truck, and high performance product offerings to satisfy current market demand. These new products are expected to improve the profitability of the segment by improving the mix of its products. The segment’s investment in its manufacturing facilities over the past 18 months gives it the ability to produce the products required by our customers. Focused efforts on growing sales of new products, programs implemented to increase business with current private brand and independent dealer customers, and increasing fill rates to achieve improved customer service will allow the segment to recover the market share reductions experienced during the second quarter. Improved product availability and increased volumes of high performance products are expected to contribute to second half 2005 sales.
The impact of the segment’s recent work stoppage at its Texarkana, AR tire manufacturing facility will continue to be felt during the third quarter of 2005 as certain tire products remain in short supply and new product launches are delayed until manufacturing expansions progress. Outsourcing of radial medium truck and certain passenger tire products to Asian manufacturers and the production expansions at the segment’s domestic tire manufacturing facilities should provide adequate supply to meet customer demands by the third quarter. Investments in new and more efficient production equipment are currently underway to increase productivity and capacity and are expected to be fully implemented during 2005. These expansions will help to offset increased complexity in the segment’s production facilities in future periods and provide additional annual production capacity to meet the steadily increasing demand for the segment’s tires.

The segment is close to completing the transfer of its radial medium truck tire production to China through contract manufacturing arrangements, making domestic production capacity available for the production of larger light truck tires and other higher-margin products. The segment expects to source nearly two million medium truck and economy passenger tires in 2005 through various manufacturing initiatives. These initiatives are important to the segment’s ability to profitably provide tire products to its customers in North America.
Raw material prices are continuing to be very difficult to predict accurately. A significant jump in the spot price of natural rubber occurred in early July, and is being attributed to weather-related delays in near-term supply of product sourced from Thailand, Vietnam and Malaysia. The Company believes its supply position is protected and its exposure to the impact of spot pricing somewhat protected by forward purchase contracts. The recent market scarcity of steel for the segment’s tire cord and bead components has abated somewhat but remains a concern and is being actively managed, although no interruption of supply has been experienced. The Company believes raw material costs will be approximately two percent higher on average in the third quarter of 2005 than in the second quarter of 2005. The Company implemented a price increase of up to four percent in March 2005 and another increase of up to eight percent in June.
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
The segment believes its operating profit levels will improve during the second half of 2005 not only due to higher sales volumes and the implementation of recent price increases, but also due to the favorable impact of improved product and customer mix, improvements in operating efficiencies and manufacturing capacity, and the cost reductions generated through its Lean initiatives. Aggressive growth plans for specific house brand and key private brand customers, growth in high performance product lines, and increasing demand for sport utility vehicle and light truck tire lines are expected to yield higher margins and contribute favorably to the segment’s operating profit in the future. Additionally, the segment continues to implement Lean manufacturing and other cost reduction initiatives, including improved manufacturing efficiencies, to help offset increased raw material and high products liability costs.
International Tire Segment

	Three months ended June 30			Six months ended June 30
(Dollar amounts in millions)	2004	Change	2005	2004	Change	2005
Sales	$63.1	11.1%	$70.1	$128.4	5.6%	$135.6

Operating profit	$3.7		$1.6	$6.7		$0.8

Unit sales change		4.3%			-1.0%

Overview
The International Tire segment manufactures and markets passenger car, light truck and motorcycle tires for the replacement market, as well as racing tires and materials for the tire retread industry, in Europe and the United Kingdom. The segment continues to pursue opportunities for expansion in Asia through joint ventures and other forms of alliance.
Shipments of passenger car and light truck tires in the segment’s markets, based on data published by the industry and other sources, increased approximately one percent in the second quarter of 2005 from 2004 levels and for the six-month period ended June 30, 2005, were approximately two percent lower than in the comparable period in 2004.
Sales
Sales of the segment for the second quarter of 2005 increased $7 million from the second quarter of 2004 due to increased volumes, improved pricing and favorable foreign currency translation. The segment’s unit sales increased 4.3 percent in the second quarter of 2005 from the second quarter of 2004.
Sales of the segment for the six-month period ended June 30, 2005, increased 5.6 percent from the comparable period in 2004. Improved pricing and favorable foreign currency translation were responsible for the sales improvement as unit sales decreased by one percent from the six-month period ended June 30, 2004.
Operating Profit
Operating profit for the segment in the second quarter of 2005 was approximately $2.1 million lower than in 2004 as the contributions of improved pricing were offset by higher raw material costs, expenses related to the startup of the segment’s Asian operations and increases in plant costs and advertising expense.
For the six-month period ended June 30, 2005, operating profit for the segment was approximately $5.9 million lower than in 2004 for the same reasons cited for the second quarter results.
Segment Outlook
The segment’s Asian strategy calls for alignment with strategic partners it believes will provide access to the local market and position the segment to take advantage of the significant growth anticipated within the region over the next five to ten years. The International Tire segment has formed a joint venture with Kenda Rubber Industrial Co., Ltd. of Taiwan (“Kenda”) to build a tire manufacturing facility in China. The joint venture received final approval of this project in April 2005 and construction of the facility began in July. All tires produced at the facility during the first five years after startup will be exported to the rest of the world. The segment also has a manufacturing supply agreement with Kenda to provide opening-price point passenger tires from China for distribution in the European market.
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

Automotive Operations
Operating results for Cooper-Standard included in income from discontinued operations, net of income taxes, on the Company’s consolidated statement of income for the three months and six months ended June 30, 2004 are presented in the following table.

	June 30, 2004
	Three months	Six months
	Ended	Ended
Net sales	$489.3	$978.7
Operating profit, including restructing costs	47.3	90.4
Interest expense	9.0	18.7
Other income — net	(0.8)	(1.0)

Income from discontinued operations before income taxes	39.1	72.7
Provision for income taxes	14.2	26.1

Income from discontinued operations	$24.9	$46.6

Inner Tube Business
In September 2004, the North American Tire segment announced its intent to cease its inner tube business. There was no activity in the inner tube business in 2005. Included in the Company’s results from discontinued operations for the three-month and six-month periods ended June 30, 2004 were inner tube business sales of $5.4 and $10.5 million, respectively and operating profit of $323,000 and $928,000, respectively.
Outlook for Company
The Company believes improving operating efficiencies and production expansion projects will enable it to manufacture and sell more specialty high performance and large light truck tires during the second half of the year. In addition, recently implemented price increases will help the Company offset the forecasted higher cost of raw materials. Additional price increases may be required before the end of the year. The impact of the work stoppage at the Texarkana, AR tire manufacturing facility will continue to negatively impact the rest of the year due to continuing shortages of certain light truck products. Supply on certain lines will be tight and likely result in the loss of sales. The total impact of the strike, including direct costs and lost sales, could be as much as eight cents per share during the remainder of the year. The Company expects third quarter earnings per share in the range of ten to fourteen cents.
Liquidity and Capital Resources
Generation and uses of cash — Net cash used in the operating activities of continuing operations was $9.9 million in the first six months of 2005, a decrease of $58.4 million from the $48.5 million generated in the first six months of 2004 due in part to a $27.9 million decrease in net income after adjustments for non-cash items. Changes in operating assets and liabilities resulted in the use of $49.1 million in cash in 2005 versus a use of $18.6 million in 2004. Higher inventory levels are the major contributor to this change.
Net cash used in investing activities during the first six months of 2005 reflects the Company’s investment in Kumho Tire Co., Inc. of Korea of $108.0 million. Capital expenditures in 2005 were $88.4 million, a $30.8 million increase from $57.6 million in 2004. This increase is primarily due to investments in the expansion of manufacturing capacity. The Company also increased its investment in available-for-sale debt securities during the first six months of 2005 by $4 million.
The Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding debt on February 15, 2005 and in May, the Company repurchased $84.4 million of its Senior Notes due in 2009.

The Company paid $189.8 million to repurchase shares of its common stock during the first six months of 2005. Dividends paid on the Company’s common shares in the first six months of 2005 were $13.8 million compared to $15.6 million in 2004.
Available credit facilities — The Company has a revolving credit facility with a consortium of ten banks that provides up to $175 million in credit facilities until August 31, 2008. On March 31, 2005, the Company cancelled the additional $175 million short-term portion of the credit facility which was scheduled to expire on June 29, 2005. This action was taken due to the strong cash position of the Company resulting from the sale of the Company’s automotive operations in December, 2004. The Company generally renegotiates the short-term portion of its credit facility each year. The credit facility supports the issuance of commercial paper.
As of June 30, 2005 the Company was in compliance with the financial covenants contained in its credit agreements. At that date, the ratio of consolidated net indebtedness to consolidated capitalization was 22.0 percent as a result of the high level of cash on hand at June 30, 2005 and the interest coverage ratio was 4.4 times. The Company anticipates that it will remain in compliance with these covenants in 2005, based upon its business forecast for the year.
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
Available cash and contractual commitments — The Company anticipates that cash flows from operations in 2005 will be positive, but will be exceeded by its projected capital expenditures and dividend goals. The Company expects to invest in China during 2005 through a joint venture formed to build a tire production facility and possibly by direct investments in existing Chinese companies. Projected Company investments in the joint venture for 2005 are $25 million to $30 million. Additional investment amounts relating to acquisitions, if any, are difficult to predict at this time. There are no significant long-term debt obligations due until 2009.
As of June 30, 2005 the Company had repurchased 10,151,636 shares of its common stock for $189.8 million under the authorization approved by its Board of Directors on February 15, 2005. This authorization provides for the repurchase of up to $200 million of the Company’s common shares.
At June 30, 2005 the Company had cash of $444.7 million, short-term investments of $42.1 million and could borrow, under its credit agreement with its bank group and other bank lines, up to an additional $200 million without violating the financial covenants contained in its credit agreements.
Contingencies
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at June 30, 2005. The Company is aggressively managing its products liability costs.

Forward-Looking Statements
This report contains what the Company believes are “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding projections, expectations or matters that the Company anticipates may happen with respect to the future performance of the industries in which the Company operates, the economies of the United States and other countries, or the performance of the Company itself, which involve uncertainty and risk. Such “forward-looking statements” are generally, though not always, preceded by words such as “anticipates,” “expects,” “believes,” “projects,” “intends,” “plans,” “estimates,” and similar terms that connote a view to the future and are not merely recitations of historical fact. Such statements are made solely on the basis of the Company’s current views and perceptions of future events, and there can be no assurance that such statements will prove to be true. It is possible that actual results may differ materially from those projections or expectations due to a variety of factors, including but not limited to:
•	changes in economic and business conditions in the world, especially the continuation of the global tensions and risks of further terrorist incidents that currently exist;

•	increased competitive activity, including the inability to obtain and maintain price increases to offset higher production or material costs;

•	the failure to achieve expected sales levels;

•	consolidation among the Company’s competitors and customers;

•	technology advancements;

•	fluctuations in raw material and energy prices, including those of steel, crude petroleum and natural gas and the unavailability of such raw materials or energy sources;

•	changes in interest and foreign exchange rates;

•	increases in pension expense resulting from investment performance of the Company’s pension plan assets and changes in discount rate, salary increase rate, and expected return on plan assets assumptions;

•	government regulatory initiatives, including the proposed and final regulations under the TREAD Act;

•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons;

•	the impact of labor problems, including a strike brought against the Company or against one or more of its large customers;

•	litigation brought against the Company;

•	an adverse change in the Company’s credit ratings, which could increase its borrowing costs and/or hamper its access to the credit markets;

•	the inability of the Company to execute the cost reduction/Asian strategies outlined for the coming year;

•	the failure of the Company’s suppliers to timely deliver products in accordance with contract specifications; and

•	the impact of reductions in the insurance program covering the principal risks to the Company, and other unanticipated events and conditions.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk at June 30, 2005 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2004.

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
There have been no changes in the Company’s internal control over financial reporting during the first six months of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at June 30, 2005.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Company’s Annual Meeting of Stockholders was held on May 3, 2005.

(b)	All of the nominees for directors, as listed below under (c) and on pages 3 and 4 of the Company’s Proxy Statement dated March 22, 2005, were elected. The following directors have terms of office which continued after the meeting.

Arthur H. Aronson	Thomas A. Dattilo
John J. Holland	John F. Meier
Byron O. Pond	John H. Shuey
(c)	A description of each matter voted upon at that meeting is contained on pages 6 and 7 of the Company’s Proxy Statement dated March 22, 2005, which pages are incorporated herein by reference.

The number of votes cast by common stockholders with respect to each matter is as follows:
(i)	Election of directors

	Term	Affirmative	Withheld
	Expires	Votes	Votes
Laurie J. Breininger	2008	63,350,991	1,205,993
Dennis J. Gormley	2008	62,489,718	2,067,266
Richard L. Wambold	2008	63,347,174	1,209,809

(ii)	Ratification of the selection of Ernst & Young LLP as the Company’s independent auditors. The votes that had been submitted on the proposal were as follows:

Affirmative Votes	61,045,628
Negative Votes	3,077,840
Abstentions	433,515
(iii)	Proposal to request that the Company issue annual sustainability reports. The votes that had been submitted on the proposal were as follows:

Affirmative Votes	11,685,628
Negative Votes	38,667,941
Abstentions	3,433,323
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

(31.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b) Reports on Form 8-K
A Form 8-K (Items 8.01 and 9.01) was furnished on May 9, 2005 announcing the Company had commenced a tender offer to purchase its 7 3/4% Notes due 2009.
A Form 8-K (Item 1.01) was furnished on May 9, 2005 relating to revision in the Company’s compensation policy for the Directors who are not employees of the Company.
A Form 8-K (Items 8.01 and 9.01) was furnished on May 26, 2005 announcing the tender offer previously announced had expired.
A Form 8-K (Items 2.02, 8.01 and 9.01) was furnished on August 2, 2005 relating to the release of the Company’s second quarter earnings and announcement of the adoption by the Board of Directors of its Audit Committee’s recommendation to maintain the Company’s stockholder rights plan in its present form.

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

August 2, 2005
      (Date)