Form 10-Q
period 2005-09-30
COOPER TIRE & RUBBER CO
filed 2005-11-08
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑                      No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                     No ☑
Number of shares of common stock of registrant outstanding at October 31, 2005: 61,316,158

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per-share amounts)

	December 31,	September 30,
	2004	2005
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$881,728	$404,962
Short-term investments	46,064	41,810
Accounts receivable, less allowances of $4,868 in 2004 and $6,464 in 2005	344,695	382,732
Account receivable from sale of automotive operations	48,770	—
Inventories at lower of cost (last-in, first-out) or market:
Finished goods	172,890	261,836
Work in process	16,726	20,875
Raw materials and supplies	59,166	60,958

	248,782	343,669

Prepaid expenses, income taxes refundable and deferred income taxes	65,425	53,856
Assets of discontinued operations and held for sale	10,813	575

Total current assets	1,646,277	1,227,604
Property, plant and equipment:
Land and land improvements	35,034	36,857
Buildings	258,532	261,454
Machinery and equipment	1,308,498	1,375,778
Molds, cores and rings	206,457	219,346

	1,808,521	1,893,435
Less accumulated depreciation and amortization	1,079,101	1,118,208

Net property, plant and equipment	729,420	775,227
Goodwill	48,172	48,172
Intangibles, net of accumulated amortization of $15,038 in 2004 and $17,895 in 2005	34,098	31,860
Restricted cash	12,484	12,540
Other assets	197,633	313,388

	$2,668,084	$2,408,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$459	$189
Accounts payable	182,061	175,792
Accrued liabilities	108,197	147,901
Income taxes	1,320	1,159
Liabilities related to the sale of automotive operations	19,201	3,528
Liabilities of discontinued operations	727	—

Total current liabilities	311,965	328,569
Long-term debt	773,704	673,619
Postretirement benefits other than pensions	169,484	179,392
Other long-term liabilities	178,282	202,079
Long-term liabilities related to the sale of automotive operations	23,116	22,248
Deferred income taxes	41,000	42,334
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 86,321,889 shares issued in 2004 and 86,322,514 in 2005	86,322	86,323
Capital in excess of par value	38,072	36,420
Retained earnings	1,397,268	1,374,558
Cumulative other comprehensive loss	(74,085)	(76,494)

	1,447,577	1,420,807

Less: 15,182,567 common shares in treasury at cost in 2004 and 25,006,356 common shares in 2005	(277,044)	(460,257)

Total stockholders’ equity	1,170,533	960,550

	$2,668,084	$2,408,791

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2004	2005
Net sales	$551,446	$557,795
Cost of products sold	489,305	502,369

Gross profit	62,141	55,426

Selling, general and administrative	39,247	41,631
Adjustments to class action warranty	(11,273)	(277)
Restructuring	8,432	—

Operating profit	25,735	14,072

Interest expense	6,580	13,629
Debt extinguishment costs	—	1,244
Interest income	(317)	(3,857)
Other — net	323	1,285

Income from continuing operations before income taxes	19,149	1,771

Provision for income taxes	5,974	2,846

Income (loss) from continuing operations	13,175	(1,075)

Loss from discontinued operations, net of income taxes	(3,305)	—

Gain on sale of discontinued operations, net of income taxes	—	235

Net income (loss)	$9,870	$(840)

Basic earnings per share:
Income (loss) from continuing operations	$0.18	$(0.02)
Income (loss) from discontinued operations	(0.05)	—
Gain on sale of discontinued operations	—	—

Net income (loss)	$0.13	$(0.01)*

Diluted earnings per share:
Income (loss) from continuing operations	$0.17	$(0.02)
Income (loss) from discontinued operations	(0.04)	—
Gain on sale of discontinued operations	—	—

Net income (loss)	$0.13	$(0.01)*

Weighted average number of shares outstanding (000’s):
Basic	74,928	61,292

Diluted	75,935	61,292

Dividends per share	$0.105	$0.105

*	Amounts do not add due to rounding
See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2004	2005
Net sales	$1,540,642	$1,582,782
Cost of products sold	1,361,318	1,440,764

Gross profit	179,324	142,018

Selling, general and administrative	125,622	121,929
Adjustments to class action warranty	(11,273)	(277)
Restructuring	9,111	—

Operating profit	55,864	20,366

Interest expense	20,959	42,193
Debt extinguishment costs	—	9,685
Interest income	(1,046)	(13,991)
Other — net	735	(252)

Income (loss) from continuing operations before income taxes	35,216	(17,269)

Provision for income taxes	10,987	(8,732)

Income (loss) from continuing operations	24,229	(8,537)

Income from discontinued operations, net of income taxes	43,919	—

Gain on sale of discontinued operations, net of income taxes	—	6,032

Net income (loss)	$68,148	$(2,505)

Basic earnings per share:
Income (loss) from continuing operations	$0.33	$(0.13)
Income from discontinued operations	0.59	—
Gain on sale of discontinued operations	—	0.09

Net income (loss)	$0.92	$(0.04)

Diluted earnings per share:
Income (loss) from continuing operations	$0.32	$(0.13)
Income from discontinued operations	0.58	—
Gain on sale of discontinued operations	—	0.09

Net income (loss)	$0.90	$(0.04)

Weighted average number of shares outstanding (000’s):
Basic	74,471	64,440

Diluted	75,475	64,440

Dividends per share	$0.315	$0.315

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005
(UNAUDITED)
(Dollar amounts in thousands)

	2004	2005
Operating activities:
Net income (loss) from continuing operations	$24,229	$(8,537)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operations:
Depreciation	81,584	79,046
Amortization of intangibles	2,350	2,237
Deferred income taxes	756	(886)
Adjustments to class action warranty	(11,273)	(277)
Restructuring asset write-down	9,110	—
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(16,392)	(48,349)
Inventories	(48,349)	(99,053)
Prepaid expenses	(10,108)	9,521
Accounts payable	22,632	(3,896)
Accrued liabilities	82,408	63,982
Other liabilities	14,349	16,867

Net cash provided by continuing operations	151,296	10,655
Net cash provided by (used in) discontinued operations	85,519	(17,736)

Net cash provided by (used in) operating activities	236,815	(7,081)
Investing activities:
Property, plant and equipment	(96,289)	(128,012)
Investment in Kumho Tire Company	—	(107,961)
Proceeds from the sale of business	—	54,270
Proceeds from sale of available-for-sale debt securities	—	4,254
Proceeds from the sale of assets	17	2,760

Net cash used in continuing operations	(96,272)	(174,689)
Net cash provided by (used in) discontinued operations	(33,456)	3,170

Net cash used in investing activities	(129,728)	(171,519)
Financing activities:
Payments on long-term debt	(92,525)	(96,362)
Net proceeds from (repayments of) borrowings under credit facilities	(44,599)	(1,088)
Purchase of treasury shares	—	(189,764)
Payment of dividends	(23,481)	(20,206)
Issuance of common shares	15,077	4,900

Net cash used in continuing operations	(145,528)	(302,520)
Net cash provided by discontinued operations	35,022	—

Net cash used in financing activities	(110,506)	(302,520)

Effects of exchange rate changes on cash of continuing operations	10,120	4,354
Effects of exchange rate changes on cash of discontinued operations	(17,667)	—

Changes in cash and cash equivalents	(10,966)	(476,766)

Cash and cash equivalents at beginning of period	66,426	881,728

Cash and cash equivalents at end of period	$55,460	$404,962

Cash and cash equivalents
Continuing operations	$24,932	$404,962
Discontinued operations	30,528	—

Cash and cash equivalents at end of period	$55,460	$404,962

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per-share amounts)
1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. There is a year-round demand for the Company’s passenger and truck replacement tires, but passenger replacement tires are generally strongest during the third and fourth quarters of the year. Operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

2.	On December 23, 2004 the Company sold its automotive operations, known as Cooper-Standard Automotive (“Cooper-Standard”), to an entity formed by The Cypress Group and Goldman Sachs Capital Partners. Also in September 2004, the North American Tire segment announced its intent to cease its inner tube business (see note 9). These operations were then considered to be discontinued operations as defined under Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and required specific accounting and reporting for the periods presented which differed from the approach used to report the Company’s results in prior years.

The Company’s condensed consolidated financial statements reflect the accounting and disclosure requirements of SFAS No. 144, which mandate the segregation of operating results for the current year and comparable prior year periods presented and the balance sheets related to the discontinued operations from those related to ongoing operations. Accordingly, the condensed consolidated statement of income for the three-month and nine-month periods ended September 30, 2004 reflected this segregation as income from continuing operations and income from discontinued operations.

In addition to the segregation of operating financial results, Emerging Issues Task Force (“EITF”) No. 87-24, “Allocation of Interest to Discontinued Operations,” mandates the reallocation to continuing operations of general corporate overhead previously allocated to discontinued operations and permits the allocation of interest to discontinued operations in accordance with specific guidelines. Corporate overhead that previously had been allocated to Cooper-Standard of $3,223 and $9,670 for the three-month and nine-month periods ended September 30, 2004, respectively, was charged against continuing operations in the Company’s condensed consolidated statement of income for those periods. The Company used the permitted allocation method for interest expense on corporate debt, which is based on the ratio of net assets sold or discontinued to the sum of total net assets of the consolidated Company plus consolidated debt. Under this method, interest expense of $7,845 and $23,656 for the three-month and nine-month periods ended September 30, 2004 was allocated to discontinued operations in addition to interest on debt held directly by Cooper-Standard.

Operating results for Cooper-Standard included in income from discontinued operations, net of income taxes, on the Company’s condensed consolidated statement of income for the three and nine months ended September 30, 2004 are presented in the following table. These amounts, plus the results of other smaller discontinued operations, comprised the total income from discontinued operations.

	September 30, 2004
	Three months ended	Nine months ended
Net sales	$421,706	$1,400,428

Operating profit, including restructuring costs	11,060	101,475

Interest expense	8,568	27,327
Other — net	(882)	(1,983)

Income from discontinued operations before income taxes	3,374	76,131

Provision for income taxes	1,790	27,927

Income from discontinued operations, net of income taxes	$1,584	$48,204

3.	In February 2005, the Company purchased 15 million global depositary shares of Kumho Tire Co., Inc. of Korea (“Kumho Tire”) for $107,961. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company is accounting for this investment as restricted stock due to the contractual requirements of the Strategic Subscription Agreement with Kumho Tire. This investment is included in the “Other assets” line of the Company’s condensed consolidated balance sheets.

4.	In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company evaluated the determination of its reporting segments as a result of changes in its organizational reporting structure and the classification of Cooper-Standard as discontinued operations during the third quarter of 2004. The Company has two reportable segments for continuing operations — North American Tire Group and International Tire Group.

The following table details information on the Company’s operating segments:

	Three months ended		Nine months ended
	September 30		September 30
	2004	2005	2004	2005
Revenues from external customers:
North American Tire	$499,374	$509,415	$1,383,665	$1,433,092
International Tire	65,985	67,520	194,403	203,150
Corporate/Eliminations	(13,913)	(19,140)	(37,426)	(53,460)

Net sales	$551,446	$557,795	$1,540,642	$1,582,782

Segment profit (loss):
North American Tire	$26,807	$16,937	$61,788	$26,668
International Tire	2,802	(590)	9,498	176
Corporate charges previously allocated to automotive operations	(3,223)	—	(9,670)	—
Unallocated corporate charges and eliminations	(651)	(2,275)	(5,752)	(6,478)

Operating profit	25,735	14,072	55,864	20,366
Interest expense	6,580	13,629	20,959	42,193
Debt extinguishment costs	—	1,244	—	9,685
Interest income	(317)	(3,857)	(1,046)	(13,991)
Other — net	323	1,285	735	(252)

Income (loss) from continuing operations before income taxes	$19,149	$1,771	$35,216	$(17,269)

In 2004, corporate charges previously allocated to automotive operations of $3,223 for the three month period and $9,670 for the nine month period ended September 30 were not included in segment profit. Accordingly, segment profit amounts reported above are not comparable. The unallocated corporate charges and eliminations result primarily from differences in timing of when corporate expenses were incurred versus related allocations to operating segments.

5.	The Company accounts for employee stock option plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, “Accounting for Stock-Based Compensation,” requires, if APB Opinion No. 25 is followed, disclosure of pro forma information regarding net income and earnings per share determined as if the Company accounted for its employee stock options under the fair value method. The fair value of option grants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2005
Risk-free interest rate	2.4%	3.5%
Dividend yield	2.1%	1.9%
Expected volatility of the Company’s common stock	0.336	0.240
Expected life in years	6.7	6.8

The weighted-average fair value of options granted in 2004 and 2005 was $5.68 and $5.26, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The Company’s reported and pro forma financial results are as follows:

	Three months ended		Nine months ended
	September 30		September 30
	2004	2005	2004	2005
Income (loss) from continuing operations	$13,175	$(1,075)	$24,229	$(8,537)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(331)	(469)	(993)	(1,293)

Pro forma income from continuing operations	$12,844	$(1,544)	$23,236	$(9,830)

Basic earnings (loss) per share from continuing operations:
Reported	$0.18	$(0.02)	$0.33	$(0.13)
Pro forma	0.17	(0.03)	0.31	(0.15)

Diluted earnings (loss) per share from continuing operations:
Reported	$0.17	$(0.02)	$0.32	$(0.13)
Pro forma	0.17	(0.03)	0.31	(0.15)
On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123; however, this Statement requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative to financial statement recognition. Registrants that are not small business issuers must adopt SFAS No. 123(R)’s fair value method of accounting for share-based payments to employees not later than the beginning of the first fiscal year beginning after June 15, 2005. As a result, the Company will not be required to adopt SFAS No. 123(R) until January 1, 2006. The Company is continuing to evaluate the provisions of this Statement, the impact on its consolidated financial statements and the timing and approach to adoption of this Statement.

6.	During the first quarter of 2005, the Company recorded the final settlement on purchase price adjustments reached with the buyer of Cooper-Standard during April, resulting in additional sales proceeds of $5,500 and total proceeds of $1,226,537. The Company received the final $54,270 due from the buyer related to the sale in April.

During the second quarter, the Company recorded a $463 adjustment to the previously reported gain on the sale of Cooper-Standard related to a change in estimate of the Company’s liability for certain foreign employment-related liabilities.

During the third quarter of 2005, the Company recorded an additional $255 net gain on the sale of Cooper-Standard. The assets and liabilities of the Company’s pension plan covering salaried and non-bargained hourly employees were required to be divided between the Company and Cooper-Standard. A preliminary estimate of these amounts was recorded at year-end. During the third quarter the final computation of the plan’s assets and liabilities was determined and the transfer of plan’s assets and liabilities to Cooper-Standard was completed. As a result of this resolution, a gain of $2,327 was recorded. This gain was partially offset by 1) the recording of the liability for the separation of a Cooper-Standard executive covered by a change in control agreement ($910), 2) the reversal of a portion of the tax benefit recorded in the first quarter of 2005 resulting from the filing of the Company’s U.S. tax return ($861), 3) the net adjustment of the tax benefit associated with certain transaction-related items recorded in 2005 ($193), and 4) the recording of additional transaction-related costs during the quarter ($108).

For the nine-month period ended September 30, 2005, the Company recorded a net additional gain of $5,921, including a tax benefit of $263 resulting primarily from currently deductible compensation expenses and other costs associated with the sale. There was no tax liability on the additional gain recorded in the first and third quarters of 2005, nor tax benefit for the additional liability recorded during the second quarter, due to a non-tax-benefited capital loss in the United States resulting from book and tax bases differences and a statutory exemption from tax on the capital gain in the United Kingdom. These amounts are included in “Income (loss) from discontinued operations, net of income taxes,” on the Company’s consolidated statements of income.

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

7.	The following table discloses the amount of net periodic benefit costs related to continuing operations for the three and nine months ended September 30, 2004 and 2005 for the Company’s defined benefit plans and other postretirement benefits:

	Pension Benefits
	Three months ended September 30		Nine months ended September 30
	2004	2005	2004	2005
Components of net periodic benefit cost:
Service cost	$5,178	$5,207	$15,578	$15,774
Interest cost	12,942	13,740	38,977	41,456
Expected return on plan assets	(14,574)	(17,764)	(43,906)	(53,335)
Amortization of transition obligation	(9)	(7)	(29)	(22)
Amortization of prior service cost	580	384	1,766	1,070
Recognized actuarial loss	3,539	4,017	10,681	12,129

Net periodic benefit cost	$7,656	$5,577	$23,067	$17,072

	Other Postretirement Benefits
	Three months ended September 30		Nine months ended September 30
	2004	2005	2004	2005
Components of net periodic benefit cost:
Service cost	$1,313	$1,362	$3,941	$4,111
Interest cost	3,976	3,923	11,927	11,783
Amortization of prior service cost	(30)	(55)	(91)	(165)
Recognized actuarial loss	948	916	2,844	2,763

Net periodic benefit cost	$6,207	$6,146	$18,621	$18,492

As a result of the final determination of the split of assets and liabilities of the Company’s pension plan covering salaried and non-bargained hourly employees related to the sale of Cooper-Standard, the Company recorded an adjustment to pension expense in the third quarter. The Company’s pension expense was reduced $251, the nine month prorated impact of the 2005 pension expense reduction.

8.	Prior to the sale of Cooper-Standard, certain operating leases related to property and equipment used in the operations of Cooper-Standard were guaranteed by the Company. These guarantees require the Company, in the event Cooper-Standard fails to honor its commitments, to satisfy the terms of the lease agreements. As part of the sale of the automotive operations, the Company is seeking releases of those guarantees but to date has been unable to secure releases from certain lessors. The most significant of those leases are for a manufacturing facility with a remaining term of 12 years and total remaining payments of $12,871, a European headquarters facility in the United Kingdom with a remaining term of eight years and total remaining payments of $5,461, and a prototype manufacturing facility in the United Kingdom with a remaining term of seven years and total remaining payments of $338. Other leases cover manufacturing equipment with remaining terms of from less than one year to four years and have total remaining payments of approximately $309. The Company has not been called upon and does not believe it is presently probable that it will be called upon to make these payments. Accordingly, no accrual for these guarantees has been recorded. If information becomes known to the Company at a later date which indicates its performance under these guarantees is probable, accruals for the obligations will be required.

9.	In September 2004, the North American Tire segment announced its intent to cease its inner tube business. The segment recorded restructuring charges of $5,163 related to this decision, which included an accrual of $1,115 for severance costs. All employees affected by this initiative have left the Company and have been paid their severance package in accordance with the terms of their separation. The following table summarizes the activity associated with this initiative since December 31, 2004:

Employee
Separation
Costs
Accrual at December 31, 2004	$727
Cash payments	(727)

Accrual at September 30, 2005	$—

Sales for the Company’s inner tube business were $3,514 and $14,029 for the three-month and nine-month periods ended September 30, 2004. Operating loss for the inner tube business was $7,521 for the three-month period and $6,593 for the nine-month period ended September 30, 2004.

10.	In May 2005, the assets of a closed automotive manufacturing facility in the United Kingdom that had been classified as “Assets Held for Sale” were sold.

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

The assets of the Cleveland, OH manufacturing facility, a closed automotive plastics parts operation, remain with the Company and are classified as “Assets Held for Sale” on the condensed consolidated balance sheets. A portion of these assets was sold in the first quarter of 2005, with the Company recording a gain of $131, net of income taxes. In the third quarter, the Company made a $54 adjustment to increase this gain and adjusted the basis of this property by recording a write down of $74 to fair value. The nine-month impact of the sale and adjustments ($111) is included in “Income from discontinued operations, net of income taxes,” on the Company’s condensed consolidated statements of income. The Company is in discussions with potential buyers for the remaining assets.

“Assets Held for Sale” are recorded at the lower of carrying value or fair value and adjusted each quarter if necessary in accordance with SFAS No. 144. The following table summarizes the activity in these assets since December 31, 2004:

			Transferred	Asset
	December 31,	Assets	(from)/to	Writedown	September 30,
	2004	Sold	Held for Sale	to Fair Value	2005
United Kingdom manufacturing facility	$1,587	$(1,587)	$—	$—	$—
Cleveland, OH manufacturing facility	811	(162)	—	(74)	575
Clarksdale, MS manufacturing facility	6,965	(1,235)	(5,730)	—	—
Albany, GA radial medium truck equipment	1,450	(1,450)	—	—	—
Switzerland tire warehouse	—	(764)	764	—	—

	$10,813	$(5,198)	$(4,966)	$(74)	$575

11.	On an annual basis, disclosure of comprehensive income is incorporated into the Statement of Shareholders’ Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, unrealized gains or losses on certain marketable securities and derivative instruments and minimum pension liability adjustments.

The Company’s comprehensive income is as follows:

	Three months ended		Nine months ended
	September 30		September 30
	2004	2005	2004	2005
Income (loss) from continuing operations	$13,175	$(1,075)	$24,229	$(8,537)
Other comprehensive income (loss):
Currency translation adjustments	(64)	(2,070)	17,346	(8,645)
Changes in the fair value of derivatives and unrealized gains (losses) on marketable securities	(1,983)	(2,498)	(93)	3,559
Minimum pension liability adjustments	—	721	—	2,677

Comprehensive income (loss) from continuing operations	$11,128	$(4,922)	$41,482	$(10,946)

12.	The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population, and the value of tires to be replaced. During the third quarter of 2005, the Company revised its estimate for the liability related to ongoing enhanced warranty claims resulting in a $371 reduction in the class action settlement warranty reserve. The following table summarizes the activity in the Company’s product warranty liabilities since December 31, 2004:

Reserve at December 31, 2004	$10,048

Additions	3,144

Reduction to enhanced warranty reserve	(371)

Payments	(4,168)

Reserve at September 30, 2005	$8,653

13.	The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000.

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

During the three-month periods ended September 30, 2004 and 2005, products liability expense totaled $16,775 and $13,763, respectively, and includes recoveries of legal fees of $377 and $1,818, respectively. For the nine-month periods ended September 30, 2004 and 2005, products liability expense totaled $44,492 and $43,369, respectively, and includes recoveries of legal fees of $5,853 and $5,125, respectively. Policies applicable to claims occurring on April 1, 2003 and thereafter do not provide for recovery of legal fees. Products liability expense for the third quarter and first nine months of 2005 also reflect the recovery of $3,132 for other products liability-related expenses incurred in previous periods.

14.	The Company repurchased 10,151,636 shares of its common stock for $189,764 through September 30, 2005 under the authorization approved by its Board of Directors on February 15, 2005 which provides for the repurchase of up to $200,000 of the Company’s common shares.

15.	In May the Company repurchased $84,362 of its long-term debt due in 2009, incurring transaction-related costs of $8,441. In September the Company repurchased an additional $12,000 of its 2009 long-term notes, incurring transaction-related costs of $1,244.

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

16.	For the quarter ended September 30, 2005, the Company recorded income tax expense of $2,846 on earnings before taxes from continuing operations of $1,771, and for the nine months ended September 30, 2005 the Company recorded an income tax benefit of $8,732 on a loss before taxes from continuing operations of $17,269. This compares to income tax expense of $5,974 on earnings before taxes of $19,149 from continuing operations for the comparable 2004 quarter and income tax expense of $10,987 on earnings before taxes of $35,216 from continuing operations for the first nine months of 2004. The net income tax benefit for the current nine-month period results primarily from recognition of income tax benefits on current period losses in the United States and certain tax credits and benefits that do not vary with pre-tax income, offset by income tax expense on earnings in international jurisdictions. Taxes were calculated for the periods utilizing anticipated effective tax rates by jurisdiction forecasted for the full year. The income tax expense recorded during the third quarter of 2005 reflects the cumulative effect of the Company’s change in estimate for the tax rate anticipated for the full year.

17.	During the third quarter of 2004, the Company received notice from the judge overseeing the Company’s compliance with the terms of the 2001 class action settlement agreement that the court had reviewed the Company’s compliance efforts and was satisfied with the Company’s compliance. Such review included plant visits, reports by a third party of the Company’s compliance with terms of the agreement, and the number of claims for enhanced warranty benefits. After considering this development, the number of enhanced warranty claims to date, and the adequacy of other settlement-related reserves, the Company reevaluated the class action settlement reserve and reduced it by $11,273 to reflect costs expected during the remaining term of the enhanced warranty. During the third quarter of 2005, an additional reduction of $277 was recorded to reflect the Company’s revised estimate of the future costs for the remaining term of the settlement agreement.

18.	During the third quarter of 2005, the Company resolved a dispute with a raw material supplier resulting in an agreement for reimbursement of $6,225 of previously expensed costs. This recovery was recorded as a reduction to cost of goods sold in the financial results of the North American Tire segment.

19.	The Company’s accrued liabilities are:

	December 31,	September 30,
	2004	2005
Payroll	$27,616	$33,907
Products liability	23,289	24,270
Medical	—	26,761
Other	57,292	62,963

	$108,197	$147,901

20. The Company’s other assets are:

	December 31,	September 30,
	2004	2005
Pension funding in excess of amounts expensed	$153,399	$168,107
Investment in Kumho Tire Co., Inc.	—	107,961
Other	44,234	37,782

	$197,633	$313,388

21.	On October 27, 2005 the Company announced that an agreement had been reached to obtain a 51 percent ownership position in Cooper Chengshan (Shandong) Passenger Tire Co. Ltd. and Cooper Chengshan (Shandong) Tire Company, Ltd. The agreement includes a 25 percent position in the steel cord factory which is located adjacent to the tire manufacturing facility in Rongchen City, Shandong, China. The new companies, which will be formed upon governmental approval of the transaction, together were known as Shandong Chengshan Tire Company, Ltd. (“Chengshan”) of Shandong, China. Chengshan is the third largest Chinese-owned tire manufacturer with expected replacement, original equipment and export sales for 2005 of approximately $500,000. The company manufactures passenger car and light truck radial tires as well as bias commercial tires primarily under the brand names of Chengshan and Austone. The cash investment in this venture will approximate $70,000 plus assumed debt which is anticipated to approximate $100,000 for these companies. The agreement is subject to a number of government and regulatory approvals in China, but is expected to be finalized by the end of 2005.
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
On December 23, 2004, the Company sold its automotive business, Cooper-Standard Automotive (“Cooper-Standard”), to an entity formed by The Cypress Group and Goldman Sachs Capital Partners. Also in September 2004, the North American Tire Group announced its intent to cease its inner tube business. These operations were then considered to be discontinued operations as defined under Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and required specific accounting and reporting for the periods presented which differed from the approach used to report the Company’s results in prior years.
The Company’s condensed consolidated financial statements reflect the accounting and disclosure requirements of SFAS No. 144, which mandates the segregation of operating results for the current year and comparable prior year periods presented and the balance sheets related to the discontinued operations from those related to ongoing operations. Accordingly, the condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 reflects this segregation as income from continuing operations and income from discontinued operations.
Consolidated Results of Operations
The following table presents the Company’s results from continuing operations:

(Dollar amounts in millions except per share amounts)

	Three months ended September 30			Nine months ended September 30
	2004	Change	2005	2004	Change	2005
Revenues:
North American Tire	$499.4	2.0%	$509.4	$1,383.7	3.6%	$1,433.1
International Tire	66.0	2.3%	67.5	194.4	4.5%	203.2
Eliminations	(14.0)		(19.1)	(37.5)		(53.5)

Net sales	$551.4	1.2%	$557.8	$1,540.6	2.7%	$1,582.8

Segment profit:
North American Tire	$26.8	-36.9%	$16.9	$61.8	-56.8%	$26.7
International Tire	2.8	n/m	(0.6)	9.5	n/m	0.2
Unallocated corporate charges and eliminations	(3.9)		(2.2)	(15.4)		(6.5)

Operating profit	25.7	-45.1%	14.1	55.9	-63.5%	20.4
Interest expense	6.6		13.6	21.0		42.2
Debt extinguishment costs	—		1.2	—		9.7
Interest income	(0.3)		(3.8)	(1.0)		(14.0)
Other income — net	0.3		1.3	0.7		(0.2)

Income (loss) before income taxes	19.1		1.8	35.2		(17.3)

Provision (benefit) for income taxes	5.9		2.8	11.0		(8.8)

Net income (loss) from continuing operations	$13.2		$(1.0)	$24.2		$(8.5)

Basic earnings (loss) per share	$0.18		$(0.02)	$0.33		$(0.13)

Diluted earnings (loss) per share	$0.17		$(0.02)	$0.32		$(0.13)

Consolidated net sales for the three-month period ended September 30, 2005 were $6.4 million higher than for the comparable period one year ago. Net sales for the North American Tire segment increased $10.0 million. The International Tire segment increased net sales by $1.5 million. In the North American Tire segment, price increases and favorable product mix were offset by lower volumes. In the International Tire segment, volume and improved product mix were offset by less favorable pricing and unfavorable foreign currency translation.
Consolidated operating profit in the third quarter of 2005 decreased by $11.6 million from the consolidated operating profit reported for third quarter of 2004. This reduction was the result of higher raw material costs, the impact of the work stoppage at the Texarkana, AR tire manufacturing facility, which approximated $4.9 million, and lower unit sales volumes. Partially offsetting these factors were the impacts of improvements in pricing and mix and reductions to cost of sales resulting from the settlement with a raw material supplier resulting in reimbursement of previously expensed costs ($6.2 million) and the recovery of previously expensed products liability-related costs ($3.1 million).
The North American Tire segment reached a contract agreement with members of United Steelworkers of America Local No. 7521 on April 10, 2005 following a work stoppage at its Texarkana, AR facility which commenced on March 12, 2005. The facility employs approximately 1,700 production people and produces approximately 40,000 tires per day at capacity.
Consolidated net sales for the nine-month period ended September 30, 2005 were $42.2 million higher than for the comparable period one year ago. Net sales for the North American Tire segment increased $49.4 million and net sales for the International Tire segment increased by $8.8 million. In the North American Tire segment, price increases and an improved customer/product mix were partially offset by lower volumes. In the International Tire segment, increased volumes, improved customer/product mix and favorable foreign currency translation were the factors responsible for the increase in sales.

Consolidated operating profit in the first nine months of 2005 decreased by $35.5 million from the consolidated operating profit reported for the first nine months of 2004. This reduction was the result of higher raw material costs and the impact of the work stoppage at the Texarkana, AR tire manufacturing facility, which approximated $24.4 million, and lower unit sales volumes. Partially offsetting these factors were the impacts of improvements in pricing and mix, lower corporate charges and the reductions to cost of sales mentioned above.
The Company continued to experience significant increases in the costs of certain of its principal raw materials and high natural gas costs, the principal energy source used in its manufacturing processes, during the third quarter and the first nine months of 2005 compared with the levels experienced during the comparable periods of 2004. The principal raw materials for the Company include synthetic rubber, carbon black, natural rubber, chemicals and reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based, and crude oil again set new price ceilings during the third quarter of 2005. The increases in the cost of petroleum-based and steel reinforcement materials were the most significant drivers of higher raw material costs during the third quarter and first nine months of 2005 which were up about $25.9 million and $86.0 million, respectively, from the comparable periods in 2004. The pricing volatility in commodities such as crude oil and, to a lesser extent, steel continued to contribute to the difficulty in managing the costs of related raw materials. The increased price of crude oil, the growing global demand for its derivative products, and recent supply disruptions in the United States for certain commodities are contributing to the cost increases being experienced for raw materials used by the Company and adding to concerns regarding their availability. The disruption of supply in the United States for carbon black and synthetic rubber caused by Hurricane Rita late in the third quarter resulted in the Company’s decision to reduce production levels for certain of its products in its domestic facilities, effective in early October. The production reductions were necessary to ensure the adequate and uninterrupted availability of these commodities to maintain production efficiencies and to assure the supply of certain products in high demand by the Company’s customers.
The Company manages the procurement of its raw materials to assure supply and to obtain the most favorable pricing. For natural rubber, procurement is managed by buying forward of production requirements and by buying in the spot market. For metal-based components, procurement is managed through long-term supply contracts. For other principal materials, procurement arrangements include multi-year supply agreements that may contain formula-based pricing based on commodity indices. These arrangements provide quantities needed to satisfy normal manufacturing demands. The Company reacted promptly to the supply disruptions occurring late in the third quarter by working to secure synthetic rubber and carbon black from alternative vendors.
Selling, general, and administrative expenses were $41.6 million in the third quarter of 2005 (7.5 percent of net sales) compared to $39.2 million (7.1 percent of net sales) in the same period in 2004. This $2.4 million increase resulted from higher advertising costs in 2005 and the comparison to the third quarter of 2004 when a $1.6 million reduction to postretirement medical benefits expense resulting from The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was recorded. These increases were offset by a reduction in the cost of professional services for long-term projects which were completed in the third quarter of 2005. For the nine months of 2005, selling, general and administrative costs were $121.9 million (7.7 percent of net sales) compared to $125.6 million (8.2 percent of net sales) in the comparable period of 2004. This $3.7 million decrease resulted from lower advertising and incentive compensation program costs which were partially offset by increases in the cost of professional services.
Interest expense increased $7.0 million in the third quarter of 2005 from the third quarter of 2004 primarily due to the allocation of $7.8 million of interest expense to discontinued operations in 2004. Reductions in interest expense resulting from the repayments of debt partially offset the increase from the 2004 third quarter. For the nine-month period of 2005, interest expense increased $21.2 million primarily due to the allocation of $23.7 million of interest expense to discontinued operations in 2004. This increase was partially offset by the reductions in interest expense resulting from the Company’s repayments of debt in 2004 and 2005. Also included in interest expense for the first nine months of 2005 is a gain of $1.7 million from interest rate swap agreements on the Company’s senior notes which were settled in the second quarter of 2005.

The Company incurred $1.2 million and $9.7 million in costs associated with the repurchase of a portion of its long-term debt during the third quarter and first nine months of 2005, respectively.
Interest income increased $3.5 million and $13.0 million in the third quarter and first nine months of 2005, respectively, from comparable 2004 periods as a result of the high levels of cash on hand in 2005.
Other-net decreased by $1.0 million in the third quarter as the Company recognized higher foreign currency losses in 2005 compared to the same period in 2004. For the first nine months of 2005, Other — net increased by $.9 million compared to 2004 due primarily to foreign currency gains being recorded in 2005 versus foreign currency losses recorded in 2004.
The Company recorded income tax expense of $2.8 million on earnings before taxes of $1.8 million for the third quarter of 2005, and for the first nine months of 2005 recorded an income tax benefit of $8.8 million on a loss before taxes of $17.3 million. This compares to income tax expense of $6.0 million on earnings before taxes of $19.1 million for the comparable 2004 quarter and income tax expense of $11.0 million on earnings before taxes of $35.2 million for the first nine months of 2004. The net income tax benefit for the current nine-month period results primarily from recognition of income tax benefits on current period losses in the United States and certain tax credits and benefits that do not vary with pre-tax income, offset by income tax expense on earnings in international jurisdictions. Taxes were calculated for the periods utilizing anticipated effective tax rates by jurisdiction forecasted for the full year. The income tax expense recorded during the third quarter of 2005 reflects the cumulative effect of the Company’s change in estimate for the tax rate anticipated for the full year.
Restructuring
During the third quarter of 2004, the North American Tire segment continued its consolidation of pre-cure retread operations and recorded $1.1 million of restructuring expense related to equipment disposal.
Also during the third quarter of 2004, the North American Tire segment announced a plan to cease production of radial medium truck tires at its Albany, GA facility by the end of the third quarter of 2005. These tires will be sourced from Asian manufacturers in the future. No employees were affected by this initiative. The segment recorded an impairment charge of $7.3 million for equipment associated with radial medium truck tire production, writing it down to its fair market value, as determined by the Company’s expectations for proceeds upon its disposition.
North American Tire Segment

(Dollar amounts in millions)	Three months ended September 30			Nine months ended September 30
	2004	Change %	2005	2004	Change %	2005
Sales	$499.4	2.0%	$509.4	$1,383.7	3.6%	$1,433.1

Operating profit	$26.8	-36.9%	$16.9	$61.8	-56.8%	$26.7
Overview
Shipments of passenger car and light truck tire replacement units in the United States market by members of the Rubber Manufacturers Association (“RMA”), a group comprised of the eleven largest tire companies in the world including the segment, and which has accounted for nearly 90 percent of the total United States tire market in recent years, decreased approximately 0.6 percent in the third quarter of 2005 from shipment levels in the third quarter of 2004. Passenger tire unit shipments, which account for over 80 percent of the combined passenger and light truck tire markets, decreased by 0.6 percent while light truck tire unit shipments decreased by approximately 0.3 percent.

For the first nine months of 2005, RMA shipments of passenger and light truck tire replacement units increased one percent from shipment levels in the first nine months of 2004. Passenger tire shipments increased 1.4 percent while light truck tire shipments decreased 1.7 percent.
Sales
Sales of the North American Tire segment increased $10.0 million in the third quarter of 2005 from levels in 2004 with a 5.8 percent reduction in unit sales. In the United States, the segment’s unit sales of light vehicle tires declined 7.3 percent. Passenger tire units decreased 11.0 percent and sales of light truck tires increased by 8.6 percent in the third quarter of 2005 compared to the third quarter of 2004. The increase in light truck tire units compares favorably to the RMA decrease of 0.3 percent while the decrease in passenger tire units contrasts with a 0.6 percent decrease for RMA members. While tire unit sales were down primarily due to decreases in the broadline, touring and economy passenger tire product lines, improvements in pricing and product mix increased third quarter 2005 sales. The increase in light truck units was due, in part, to the continuing expansion of light truck products into the marketplace and was accomplished in spite of the lack of an estimated 210,000 tires during the quarter as a result of the work stoppage at the Texarkana, AR tire manufacturing facility earlier in the year.
Sales of the North American Tire segment increased $49.4 million in the first nine months of 2005 from levels in 2004 with a five percent reduction in unit sales. In the United States, the segment’s unit sales of light vehicle tires declined 5.3 percent. Passenger tire units decreased 7.6 percent while sales of light truck tires increased by 4.8 percent in the first nine months of 2005 compared to the first nine months of 2004. The increase in light truck tire units outpaced the RMA which experienced a decrease of 1.7 percent while the decrease in passenger tire units contrasts with a 1.4 percent increase for RMA members. While tire unit sales were down in the same categories mentioned for the third quarter, the favorable impacts of improvements in pricing and customer and product mix attributed to the third quarter also increased sales for the first nine months of 2005. The increase in light truck units was due, in part, to the continuing expansion of light truck products into the marketplace and was accomplished in spite of the lack of an estimated 850,000 tires during the first nine months of 2005 as a result of the work stoppage at the Texarkana, AR tire manufacturing facility.
Operating Profit
Segment operating profit decreased $9.9 million in the third quarter of 2005 from the level in the third quarter of 2004. The impacts of higher raw material costs, the lost volume associated with the work stoppage at the Texarkana, AR tire manufacturing facility, and lower sales volumes were partially offset by improvements in pricing and product mix, and reductions to cost of sales resulting from the settlement with a raw material supplier for reimbursement of previously expensed costs ($6.2 million) and the recovery of previously expensed products liability-related costs ($3.1 million). In 2005 approximately $2.0 million of corporate general and administrative expenses, which would have been allocated to the Company’s automotive operations in previous periods, were allocated to the North American Tire segment.
Segment operating profit decreased $35.1 million in the first nine months of 2005 from the level in the first nine months of 2004 for the same reasons cited for the quarter decrease. In 2005 approximately $7.2 million of corporate general and administrative expenses, which would have been allocated to the Company’s automotive operations in previous periods, were allocated to the North American Tire segment.
During the third quarter of 2004, a decrease of $11.3 million was recorded in the 2001 class action settlement agreement reserve after the court’s review of the Company’s compliance efforts and the Company’s consideration of costs expected during the remaining term of the enhanced warranty (the number of enhanced warranty claims to date and the adequacy of other settlement-related reserves). During the third quarter of 2005 an additional reduction of $.3 million was made to the reserve to reflect the Company’s revised estimates of claims and other settlement-related costs for the remaining term of the enhanced warranty.

Outlook
The segment reduced production levels at its four domestic tire plants and one domestic tread rubber plant in early October as a result of concern over the disruption in the supply of raw materials caused by the damage from Hurricane Rita and to manage a reduction in the inventory levels of certain products. The facilities of the segment’s carbon black and synthetic rubber suppliers located in the Gulf Coast area were damaged resulting in prolonged shutdowns, and access to roadways and rail cars was limited early in the fourth quarter. Materials in stock and materials procured from alternative suppliers were used for production of high-demand products. The segment believes its current finished goods inventories are adequate to maintain a steady supply of products to its customers.
The segment is cautiously optimistic the fourth quarter of 2005 will show strong sales improvement over the comparable period of 2004 in spite of continuing mixed opinions regarding the economic outlook for the domestic economy. However, concerns exist regarding the impact of the rising cost of gasoline on consumer confidence, in particular with discretionary spending and miles driven, and the emotional and economic tolls wrought by the hurricanes recently experienced along the Gulf Coast and in Florida.
The segment is continuing the development of new products in its specialty light truck, sport truck, and high performance product offerings to satisfy current market demand. These new products are expected to improve the profitability of the segment by improving the mix of its products. The segment’s investment in its manufacturing facilities over the past 21 months assures it the ability to produce these new products required by it’s customers. Focused efforts on growing sales of new products, programs implemented to increase business with house brand and private brand customers, and increasing fill rates to achieve improved customer service will help the segment in its efforts to recover the market share reductions experienced during the second and third quarters. Improved new product availability and increased volumes of high performance products are expected to contribute to fourth quarter 2005 sales.
Certain of the segment’s tire products remain in short supply as a result of the work stoppage at its Texarkana, AR tire manufacturing facility, which was resolved in April. Outsourcing of radial medium truck and certain passenger tire products to Asian manufacturers and the production expansions at the segment’s domestic tire manufacturing facilities should provide adequate supply to meet customer demands during the fourth quarter. Investments in new and more efficient production equipment to increase productivity, flexibility and capacity are expected to be fully implemented by the end of 2005. These expansions will help to offset increased complexity in the segment’s production facilities in future periods and provide additional annual production capacity to meet the demand anticipated for the segment’s tires.
The segment has completed the transfer of its radial medium truck tire production to China through contract manufacturing arrangements, making domestic production capacity available for the production of larger light truck tires and other higher-margin products. The segment expects to source approximately one million economy passenger and medium truck tires in 2005 through various manufacturing initiatives. These initiatives are important to the segment’s ability to profitably provide tire products to its customers in North America.
Raw material prices are continuing to be very volatile and difficult to predict. A significant jump in the spot price of natural rubber has occurred since early July and is being attributed to weather-related delays in near-term supply of product sourced from Thailand, Vietnam and Malaysia and the destruction of a significant portion of China’s rubber production as a result of a typhoon in September. The Company believes its supply position is protected and its exposure to the impact of spot pricing somewhat protected by forward purchase contracts. The recent market scarcity of steel for the segment’s tire cord and bead components has abated and no longer remains a concern. No interruption of supply was experienced. The segment believes raw material costs will be significantly higher on average in the fourth quarter of 2005 than in the third quarter of 2005. The segment implemented a price increase of up to four percent in March 2005, and another increase of up to eight percent in June. An additional price increase of up to five percent has been announced, to be effective December 1, 2005.

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
The segment believes its operating profit levels will be below the prior year during the fourth quarter of 2005 not only due to higher raw material costs, but also due to the impact on operations of Hurricane Rita and the reductions in production levels. Recent price increases, aggressive growth plans for specific house brand and key private brand customers, growth in high performance product lines, and increasing demand for sport utility vehicle and light truck tire lines are expected to yield higher margins and contribute favorably to the segment’s operating profit in the future, partially offsetting the higher raw material costs.
International Tire Segment

(Dollar amounts in millions)	Three months ended September 30			Nine months ended September 30
	2004	Change %	2005	2004	Change %	2005
Sales	$66.0	2.3%	$67.5	$194.4	4.5%	$203.2

Operating profit	$2.8	nm	$(0.6)	$9.5	-97.9%	$0.2
Overview
The International Tire segment manufactures and markets passenger car, light truck and motorcycle tires for the replacement market, as well as racing tires and materials for the tire retread industry, in Europe and the United Kingdom. The segment continues to pursue opportunities for expansion in Asia through joint ventures and other forms of alliance.
Shipments of passenger car and light truck tires in the segment’s markets, based on data published by the industry and other sources, increased approximately two percent in the third quarter of 2005 from the comparable period in 2004. For the first nine months of 2005, market shipments of passenger and light truck tires were unchanged from the level in the first nine months of 2004.
Sales
Sales of the segment for the third quarter of 2005 increased $1.5 million from the third quarter of 2004 due to increased volumes and improvements in customer/product mix. The segment’s unit sales increased 2.4 percent in the third quarter of 2005 from the third quarter of 2004.
Sales of the segment for the nine-month period ended September 30, 2005, increased 4.5 percent from the comparable period in 2004. Increased unit volume of approximately 1.5 percent and improvements in customer/product mix were responsible for the sales increase from the nine-month period of 2004.

Operating Profit
Operating profit for the segment in the third quarter of 2005 was approximately $3.4 million lower than in 2004. The contributions of improved customer and product mix were offset by 1) higher raw material costs, 2) less favorable pricing, 3) expenses related to the startup of the segment’s Asian operations, and 4) increases in plant costs and advertising expense.
For the nine-month period ended September 30, 2005, operating profit for the segment was approximately $9.3 million lower than in 2004 for the same reasons cited for the third quarter results.
Outlook
The segment’s strategy calls for alignment with strategic partners it believes will provide access to local markets and position the segment to take advantage of the significant growth anticipated within Asia and in other low cost regions over the next five years.
On October 27, 2005 the Company announced that an agreement had been reached to obtain a 51 percent ownership position in Cooper Chengshan (Shandong) Passenger Tire Co. Ltd. and Cooper Chengshan (Shandong) Tire Company, Ltd. The agreement includes a 25 percent position in the steel cord factory which is located adjacent to the tire manufacturing facility in Rongchen City, Shandong, China. The new companies, which will be formed upon governmental approval of the transaction, together were known as Shandong Chengshan Tire Company, Ltd. (“Chengshan”) of Shandong, China. Chengshan is the third largest Chinese-owned tire manufacturer with expected replacement, original equipment and export sales for 2005 of approximately $500 million. The company manufactures passenger car and light truck radial tires as well as bias commercial tires primarily under the brand names of Chengshan and Austone. The cash investment in this venture will approximate $70 million plus assumed debt. The agreement is subject to a number of government and regulatory approvals, but is expected to be finalized by the end of 2005.
The International Tire segment has a joint venture with Kenda Rubber Industrial Co., Ltd. of Taiwan (“Kenda”) to build a tire manufacturing facility in China. The joint venture received final approval of this project in April 2005 and construction of the facility began in July. Initial production from this facility is anticipated by the end of the second quarter of 2006. All tires produced at the facility during the first five years after startup will be exported to the rest of the world. The segment also has a manufacturing supply agreement with Kenda to provide opening-price point passenger tires from China for distribution in the European and North American markets.
The segment has formed these strategic alliances in Asia which, when combined with the Company’s investment in Kumho and the North American tire segment’s off-take agreement with Hangzhou Zhongce Rubber Co., Ltd. of China (“Hangzhou Zhongce”) for the manufacture of passenger and radial medium truck tires, will be sufficient to provide an adequate competitive position, immediate market recognition, and a platform on which to build as the Asian market develops.
The Company believes that demand is expected to remain strong for its products in the European market during the fourth quarter of 2005. The segment’s net sales in the fourth quarter of 2005 are expected to decline compared to the fourth quarter of 2004, however, due to the unfavorable impact of foreign currency translation.
The Company also believes that the segment’s operating profit levels will be lower in the fourth quarter of 2005 than in the fourth quarter of 2004 due to increases in raw material costs, high energy costs and operating inefficiencies. Raw material costs are expected to be three percent higher on average in the fourth quarter of 2005 than in the third quarter of 2005.
Discontinued Operations
On December 23, 2004 the Company sold its automotive business and in September 2004 the North American Tire segment announced its intent to cease its inner tube business. These operations were then considered to be discontinued operations as defined under SFAS No. 144 and required specific accounting and reporting which differs from the approach used to report the Company’s results in prior years. Restatements of comparable prior periods were made to conform to the required presentation.
Automotive Operations
Operating results for Cooper-Standard included in income from discontinued operations, net of income taxes, on the Company’s consolidated statement of income for the three months and nine months ended September 30, 2004 are presented in the following table.

(Dollar amounts in millions)	September 30, 2004
	Three months	Nine months
	Ended	Ended
Sales	$421.7	$1,400.4
Operating profit, including restructuring costs	11.1	101.5
Interest expense	8.6	27.3
Other — net	(0.9)	(1.9)

Income from discontinued operations before income taxes	3.4	76.1
Provision for income taxes	1.8	27.9

Income from discontinued operations	$1.6	$48.2

Inner Tube Business
In September 2004 the North American Tire segment announced its intent to cease its inner tube business, recording restructuring charges of $7.1 million in the third quarter. Included in the Company’s results from discontinued operations for the three-month and nine-month periods ended September 30, 2004 were inner tube business sales of $3.5 and $14.0 million, respectively, and operating losses after the restructuring charges and net of income taxes of $4.9 million and $4.3 million, respectively. There was no activity in the inner tube business in 2005.
Outlook for Company
The progress achieved in the advancement of the Company’s Asian strategy is positive. The acquisition of an ownership share in Cooper Chengshan Passenger Tire Company and Cooper Chengshan Tire Company of China will add nearly $500 million in annualized net sales. The Company believes improving operating efficiencies and production expansion projects will enable it to manufacture and sell more specialty high performance and large light truck tires during the fourth quarter of the year. In addition, recently implemented price increases will help the Company offset the forecasted higher costs of raw materials. However, the increasing costs of raw materials and energy and the considerable uncertainty present in the North American tire industry and economy are causing the Company to be cautious about the fourth quarter. It is very difficult to assess the strength of the global tire markets, particularly in North America, where the impact of high gasoline prices, declining consumer confidence and the lingering impacts of hurricanes along the Gulf Coast of the United States and Florida are being experienced. The Company expects fourth quarter earnings will be adversely impacted by the impact of reduced production schedules, obscuring the successes being achieved in production process changes and manufacturing efficiency. It is expected that starting with the first quarter of 2006, more normalized conditions will be present in the economy as well as improvements in the Company’s productivity and manufacturing efficiency.
Liquidity and Capital Resources
Generation and uses of cash — Net cash provided by the operating activities of continuing operations was $10.7 million in the first nine months of 2005, a decrease of $140.6 million from the $151.3 million generated in the first nine months of 2004 due, in part, to a $35.2 million decrease in net income after adjustments for non-cash items. Changes in operating assets and liabilities resulted in the use of $60.9 million in cash in 2005 versus providing

$44.5 million in cash in 2004. Higher inventory levels and accounts receivable are the major contributors to this change.
Net cash used in investing activities during the first nine months of 2005 reflects the Company’s investment in Kumho Tire Co., Inc. of Korea of $108.0 million. Capital expenditures in the first nine months of 2005 were $128.0 million, a $31.7 million increase from $96.3 million in the comparable 2004 period. This increase is primarily due to investments in the Company’s joint venture with Kenda to build a tire plant in China and domestic manufacturing facilities to increase productivity, flexibility and capacity. In April 2005 the Company reached final settlement on purchase price adjustments with the buyer of Cooper-Standard and received $54.3 million. The Company also decreased its investment in available-for-sale debt securities during the first nine months of 2005 by $4.3 million.
The Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding debt in February of 2005 and increased the authority to $350 million on May 2, 2005. The Company repurchased $84.4 million of its Senior Notes due in 2009 in May, an additional $12.0 million of the notes in September, and expects to reduce debt further as opportunities arise.
The Company paid $189.8 million to repurchase shares of its common stock during the first nine months of 2005. Dividends paid on the Company’s common shares in the first nine months of 2005 were $20.2 million compared to $23.5 million in 2004.
Available credit facilities — The Company has a revolving credit facility with a consortium of ten banks that provides up to $175 million in credit facilities until August 31, 2008. On March 31, 2005, the Company cancelled the additional $175 million short-term facility which would have expired on June 29, 2005. This action was taken due to the strong cash position of the Company resulting from the sale of the Company’s automotive operations in December 2004. The Company generally renegotiates the short-term portion of its credit facility each year.
As of September 30, 2005 the Company was in compliance with the financial covenants contained in its credit agreements. At that date, the ratio of consolidated net indebtedness to consolidated capitalization was 23.9 percent as a result of the high level of cash on hand at September 30, 2005 and the interest coverage ratio was 4.0 times. The Company anticipates that it will remain in compliance with these covenants in 2005, based upon its business forecast for the year.
On February 24, 2005, Standard & Poor’s reduced the Company’s long-term corporate credit, senior unsecured debt and senior unsecured shelf registration rating to BBB- from BBB and the short-term credit and commercial paper rating to A-3 from A-2. On March 3, 2005, Moody’s Investors Service (“Moody’s”) reduced the Company’s long-term debt rating to Baa3 from Baa2 and the short-term credit and commercial paper rating to P-3 from P-2. On October 5, 2005, Standard & Poor’s further reduced the Company’s long-term corporate credit, senior unsecured debt and senior unsecured shelf registration rating from BBB to BB+ and assigned a negative outlook. On October 26, 2005, Moody’s reduced the Company’s long-term debt rating from Baa3 to Ba2 with a negative outlook. Both agencies had indicated the ratings were under review and might be reduced further depending upon the Company’s use of proceeds from the sale of its automotive operations and the Company’s ability to improve profitability and cash flow. The Company believes it will continue to have access to the credit markets, although at higher borrowing costs than in the past.
Available cash and contractual commitments — The Company anticipates that cash flows from operations in 2005 will be positive, but will be exceeded by its repurchases of common shares, projected capital expenditures and dividend goals. The Company is investing in China through the joint venture formed with Kenda to build a tire production facility and through the recently announced direct investment of $70 million in an ownership position in Cooper Chengshan (Shandong) Passenger Tire Co. Ltd., Cooper Chengshan (Shandong) Tire Company, Ltd., and a steel cord factory. The Company’s investment in the joint venture during 2005 is projected to approximate between $10 million and $15 million. Additional investment amounts relating to acquisitions, if any, are difficult to predict at this time. There are no significant long-term debt obligations due until 2009.

As of September 30, 2005 the Company had repurchased 10,151,636 shares of its common stock for $189.8 million under the authorization approved by its Board of Directors on February 15, 2005. This authorization provides for the repurchase of up to $200 million of the Company’s common shares.
At September 30, 2005 the Company had cash of $405.0 million, short-term investments of $41.8 million and could borrow, under its credit agreement with its bank group and other bank lines, up to an additional $171 million without violating the financial covenants contained in its credit agreements.
Contingencies
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at September 30, 2005. The Company is aggressively managing its products liability costs.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk at September 30, 2005 from those detailed in the Company’s Annual Report on Form 10-K filed with the U. S. Securities and Exchange Commission (“SEC”) for the year ended December 31, 2004.
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
There have been no changes in the Company’s internal control over financial reporting during the first nine months of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at September 30, 2005.
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
(b) Reports on Form 8-K
A Form 8-K (Item 5.02) was furnished on August 10, 2005 relating to the Company’s acceptance of the resignation of Dennis J. Gormley as a Director, effective November 1, 2005.
A Form 8-K (Item 2.02) was furnished on October 19, 2005 relating to the Company’s withdrawal of its guidance for expected earnings in the third quarter of 2005.
A Form 8-K (Item 1.01) was furnished on October 27, 2005 relating to the Company’s announcement of an agreement to obtain 51 percent ownership in Cooper Chengshan (Shandong) Passenger Tire Co. Ltd. and Cooper Chengshan (Shandong) Truck Tire Company, Ltd.
A Form 8-K (Items 2.02 and 9.01) was furnished on November 8, 2005 relating to the release of the Company’s third quarter 2005 earnings.

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
November 8, 2005
   (Date)