Form 10-K
period 2005-12-31
COOPER TIRE & RUBBER CO
filed 2006-03-01
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934
(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___to___
Commission File Number 001-04329
COOPER TIRE & RUBBER COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	34-4297750 (I.R.S. employer identification no.)

701 Lima Avenue, Findlay, Ohio (Address of principal executive offices)	45840 (Zip Code)
Registrant’s telephone number, including area code: (419) 423-1321
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class) Common Stock, $1 par value per share Rights to Purchase Series A Preferred Stock	(Name of each exchange on which registered) New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2005 was $1,126,457,606.
The number of shares outstanding of the registrant’s common stock as of January 31, 2006 was 61,328,610.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant’s definitive proxy statement for its 2006 Annual Meeting of Stockholders is hereby incorporated by reference into Part III, Items 10 – 14, of this report.

1

COOPER TIRE & RUBBER COMPANY — FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

Page
Cover	1
Table of Contents	2
Part I
Item 1 — Business	2-6
Item 1A — Risk Factors	6-10
Item 1B — Unresolved Staff Comments	10
Item 2 — Properties	10
Item 3 — Legal Proceedings	10
Item 4 — Submission of Matters to a Vote of Security Holders	10
Part II
Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10-11
Item 6 — Selected Financial Data	11-12
Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-29
Item 7A — Quantitative and Qualitative Disclosures About Market Risk	29
Item 8 — Financial Statements and Supplementary Data	30-63
Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	64
Item 9A — Controls and Procedures	64-65
Item 9B — Other Information	65
Part III
Item 10 — Directors and Executive Officers of the Registrant	65-67
Item 11 — Executive Compensation	67
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	67
Item 13 — Certain Relationships and Related Transactions	67
Item 14 — Principal Accountant Fees and Services	67
Part IV
Item 15 — Exhibits and Financial Statement Schedules	68
Signatures	69
Exhibit Index	70-72
EX-10.27 Sino-Foreign Equity Joint Venture Contract
EX-10.28 Asset Purchase Agreement
Ex-10.29 Sino-Foreign Equity Joint Venture Contract
Ex-10.30 Asset Purchase Agreement
Ex-10.31 Sino-Foreign Equity Joint Venture Contract
Ex-10.32 Shared Purchase Agreement
EX-13 Annual Report to Security Holders
EX-18 Letter Regarding Change in Accounting Principles
EX-21 Subsidiaries
EX-23 Consent of Ernst & Young
EX-24 Power of Attorney
EX-31.1 302 Certification for Chief Executive Officer
EX-31.2 302 Certification for Chief Financial Officer
EX-32 906 Certification for CEO & CFO
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
The Company is organized into two separate, reportable business segments: North American Tire Operations and International Tire Operations. Each segment is managed separately because they operate in different geographic locations. Additional information on the Company’s segments, including their financial results, total assets, products, markets and presence in particular geographic areas, appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Business Segments” note to the consolidated financial statements.
In 2004, as a result of the anticipated sale of its automotive operations and the announced exiting of the inner tube business, Cooper designated certain plants and facilities as Discontinued Operations. These included the assets and facilities of Cooper-Standard Automotive, which was sold on December 23, 2004, and the Company’s inner tube operations in Clarksdale, Mississippi which were held for sale at December 31, 2004.
Cooper was incorporated in the State of Delaware in 1930 as the successor to a business originally founded in 1914. Based in Findlay, Ohio, Cooper currently operates 9 manufacturing facilities and 19 distribution centers in 7 countries. As of December 31, 2005, the Company employed 8,762 persons worldwide.

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
The segment operates in a highly competitive industry, which includes Bridgestone Corporation, Goodyear Tire & Rubber Company and Groupe Michelin. These competitors are substantially larger than the Company and serve the OEM as well as the replacement portion of the tire market. The segment also faces competition from low-cost producers in Asia and South America. Some of those producers are foreign subsidiaries of the segment’s competitors in North America. The segment had a market share in 2005 of approximately 16 percent of all light vehicle replacement tire sales in the United States. A small percentage of the products manufactured by the segment in the United States are exported throughout the world.
In the tread rubber industry, which supplies retread equipment and materials to the commercial truck tire industry, there are numerous suppliers, of which Bandag, Inc., Goodyear Tire & Rubber Company and Groupe Michelin have a combined market share that is believed to exceed 80 percent.
Success in competing for the sale of replacement tires is dependent upon many factors, the most important of which are price, quality, availability through appropriate distribution channels and relationships with dealers. Other factors of importance are warranty, credit terms and other value-added programs. The segment has built close working relationships through the years with its independent dealers and believes those relationships have enabled it to obtain a competitive advantage in the replacement market. As a steadily increasing percentage of replacement tires are sold by large regional and national tire retailers, the segment has increased its penetration of those distribution channels, while maintaining a focus on its traditionally strong network of independent dealers. In addition, as an increasing percentage of replacement tires sold are in the high performance and ultra-high performance categories, the segment has worked aggressively to increase its production capacity of this type of premium tire so as to be able to keep up with increasing customer demand. Part of this capacity expansion is comprised of the outsourcing of opening price point and economy type tires to contract manufacturers in Asia. This outsourcing frees up essential production capacity within the segment’s North American facilities to build additional high performance and ultra-high performance premium products. The segment currently has manufacturing supply agreements with two Asian manufacturers to provide entry level passenger tires from China for distribution in the United States. In total, the segment sourced approximately 1.2 million tires from China in 2005.
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
International Tire Operations Segment
The International Tire Operations segment has manufacturing facilities in the United Kingdom under the Cooper Tire Europe subsidiary and is pursuing opportunities for future expansion in Asia through joint ventures and other forms of alliance, as well as through existing contract manufacturing arrangements. The segment has an administrative and sales office in China through which it will manage and develop the Company’s increasing relationships in Asia.
The segment currently produces passenger car, light truck, racing and motorcycle tires and markets these products primarily to dealers in the replacement markets in the United Kingdom, continental Europe and Scandinavia. The segment does not sell its products directly to end users and does not manufacture tires for sale to OEMs, other than several small contracts with specialty vehicle manufacturers in the United Kingdom.
The segment has formed a joint venture with an Asian partner to build a manufacturing plant in China. Production in this facility is scheduled to commence in 2006. In addition, the segment currently has a manufacturing supply agreement with an Asian manufacturer to provide entry level passenger tires from China for distribution in the European market. In total, the segment sourced approximately 700,000 tires from China in 2004 and 536,000 tires in 2005.
As in North America, the segment operates in a highly competitive industry, which includes Bridgestone Corporation, Goodyear Tire & Rubber Company and Groupe Michelin. These competitors are substantially larger than the Company and serve the OEM as well as the replacement portion of the tire market.

Discontinued Operations
The discontinued operations as reported in this Form 10-K include the operations of Cooper-Standard Automotive (formerly the Automotive segment) which was sold on December 23, 2004 and the operations of the Company’s inner tube business in Clarksdale, Mississippi (formerly part of the North American Tire Operations segment) which was exited in the fourth quarter of 2004.
Cooper-Standard Automotive produced components, systems, subsystems and modules for incorporation into the passenger vehicles and light trucks manufactured by the global automotive OEMs. Replacement parts for current production vehicles were also produced. The main products include automotive body sealing systems and products, noise, vibration and harshness (“NVH”) control products and fluid systems products as well as a small amount of extruded plastic body side moldings.
Nearly all of Cooper-Standard’s products were sold as original equipment directly to the OEMs for installation on new vehicles or, in a lesser number of cases, to Tier 1 suppliers who do the same. Accordingly, sales of such products were directly affected by the annual vehicle production of OEMs, and in particular, the production levels of the vehicles for which specific parts were being provided. In most cases, Cooper-Standard’s products were designed and engineered for a specific vehicle platform and could be used on other vehicles.
The Company elected to sell Cooper-Standard Automotive in order to more fully focus management attention and Company resources on the primary business of replacement tires.
The Company’s inner tube operations faced increasing competition from foreign manufacturers over the past several years. The resulting price erosion has made it extremely difficult to continue the operation profitably and so the decision was made in the third quarter of 2004 to exit this business.
Raw Materials
The Company’s principal raw materials include synthetic rubber, carbon black, natural rubber, chemicals and reinforcement components. The Company acquires its raw materials from multiple sources around the world to provide greater assurance of continuing supplies for its manufacturing operations.
The Company experienced significant increases in the costs of certain of its principal raw materials and natural gas costs, the principal energy source used in its manufacturing processes, during 2005 when compared with the levels experienced during 2004. Approximately 65 percent of the Company’s raw materials are petroleum-based, and crude oil set new price records during 2005. The increases in the cost of petroleum-based and steel reinforcement materials were the most significant drivers of higher raw material costs during the year. The pricing volatility in commodities such as crude oil and, to a lesser extent, steel continued to contribute to the difficulty in managing the costs of related raw materials. The increased price of crude oil, the growing global demand for its derivative products, and recent supply disruptions in the United States for certain commodities have contributed to the cost increases experienced for raw materials used by the Company and add to concerns regarding their availability. The disruption of supply in the United States for carbon black and synthetic rubber caused by Hurricane Rita late in the third quarter resulted in the Company’s decision to reduce production levels for certain of its products in its domestic facilities, effective in early October. The production reductions were necessary to ensure the adequate and uninterrupted availability of these commodities to maintain production efficiencies and to assure the supply of certain products in high demand by the Company’s customers. The Company also reacted promptly to the supply disruptions by working to secure synthetic rubber and carbon black from alternative suppliers. These actions and the return to normal production levels by raw material suppliers, allowed the Company to maintain the reduced scheduled production levels with no interruption in supply.
The Company has a purchasing office in Singapore to acquire natural rubber and various raw materials directly from producers in the Far East. This purchasing operation enables the Company to work directly with producers to continually improve the consistency of quality and to reduce the costs of materials, transportation and transactions.
The Company is an equity investor in RubberNetwork.com LLC, which was established by the major manufacturers in the tire and rubber industry to achieve cost savings in the procurement processes of raw materials, indirect materials and services through the application of e-business technology. The Company recognized significant savings in purchasing certain raw materials and indirect materials through the use of this procurement method during 2005.
The Company’s contractual relationships with its raw material suppliers are generally based on long-term agreements and/or purchase order arrangements. For natural rubber and natural gas, procurement is managed using long-term agreements, buying forward of production requirements and utilizing the spot market when advantageous. For steel-based tire reinforcement materials, procurement is managed through long-term supply contracts. For other principal materials, procurement arrangements include multi-year supply agreements that may contain formula-based pricing based on commodity indices. These arrangements only cover quantities needed to satisfy normal manufacturing demands.

Working Capital
The Company sold its automotive operations, known as Cooper-Standard Automotive, in a transaction which closed on December 23, 2004. The sale generated proceeds of approximately $1.2 billion which has been used for debt reduction, the repurchase of shares and investment in tire operations. At December 31, 2005 the Company held cash of $281 million.
The Company maintains a strong working capital position. Inventories turn regularly and accounts receivable and accounts payable are well managed. The Company engages in a rigorous credit analysis of its independent tire dealers and monitors their financial positions. The North American Tire Operations segment offers incentives to certain of its customers to encourage the payment of account balances prior to their scheduled due dates.
Research, Development and Product Improvement
The Company directs its research activities toward product development, improvements in quality, and operating efficiency. The Company continues to actively develop new light vehicle tires, primarily in the specialty light truck, sport truck and high performance categories. The Company conducts extensive testing of current tire lines, as well as new concepts in tire design, construction and materials. During 2005, approximately 53 million miles of tests were performed on indoor test wheels and in monitored road tests. The Company has a tire and vehicle test track in Texas that assists the Company’s testing effects. Uniformity equipment is used to physically monitor its tires for high standards of ride quality. The Company continues to design and develop specialized equipment to fit the precise needs of its manufacturing and quality control requirements. Research and development expenditures were $17.5 million, $18.6 million and $15.9 million during 2003, 2004 and 2005, respectively.
Patents, Intellectual Property and Trademarks
The Company owns and/or has licenses to use patents and intellectual property, covering various aspects in the design and manufacture of its products and processes, and equipment for the manufacture of its products which will continue to be amortized over the next four to 11 years. While the Company believes these assets as a group are of material importance, it does not consider any one asset or group of these assets to be of such importance that the loss or expiration thereof would materially affect its business.
The Company owns and uses tradenames and trademarks worldwide. While the Company believes such tradenames and trademarks as a group are of material importance, the trademarks the Company considers most significant to its business are those using the words “Cooper,” “Mastercraft” and “Avon.” The Company believes all of these significant trademarks are valid and will have unlimited duration as long as they are adequately protected and appropriately used. Certain other tradenames and trademarks are being amortized over the next ten to 23 years.
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
The Company’s manufacturing facilities, like those of the industry generally, are subject to numerous laws and regulations designed to protect the environment. In general, the Company has not experienced difficulty in complying with these requirements and believes they have not had a material adverse effect on its financial condition or the results of its operations. The Company expects additional requirements with respect to environmental matters will be imposed in the future. The Company’s 2005 expense and capital expenditures for environmental matters at its facilities were not material, nor is it expected that expenditures in 2006 for such uses will be material.
Foreign Operations
The Company has a manufacturing facility located in the United Kingdom and six distribution centers and five sales offices in Europe. The Company has an administrative and sales office in China and a purchasing office in Singapore.
The Company believes the risks of conducting business in less developed markets, including China and other Asian countries, are somewhat greater than in the United States, Canadian and Western European markets. This is due to the potential for currency volatility, high interest and inflation rates, and the general political and economic instability that are associated with emerging markets.

The Company’s 2005 net sales attributable to its foreign subsidiaries, and shipments of exports from the United States, approximated $414 million, or approximately 19 percent of consolidated net sales. Additional information on the Company’s foreign operations can be found in the “Business Segments” note to the consolidated financial statements.
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
Item 1A. RISK FACTORS
From time to time, information provided by our employees, or information included in our filings with the Securities and Exchange Commission may contain forward-looking statements that are not historical facts. Those statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, and our future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results, including those described below. Any forward-looking statements made in this report or otherwise speak only as of the date of the statement and, except as otherwise required by law, we undertake no obligation to update those statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.
You should carefully consider the risks described below and other information contained in this Annual Report on Form 10-K when considering an investment decision with respect to our securities. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. Any of the events discussed in the risk factors below may occur. If they do, our business, results of operations or financial condition could be materially adversely affected. In such an instance, the trading price of our securities could decline, and you might lose all or part of your investment.
Increases in the costs of certain raw materials, including steel, rubber and carbon black may affect our profitability.
Costs for certain raw materials used in our operations, including natural rubber, chemicals, carbon black, steel reinforcements and synthetic rubber and other crude-oil based products remain at unprecedented high levels. Increasing costs for raw materials supplies will increase our production costs and harm our margins and results of operations if we are unable to pass the higher production costs on to our customers in the form of price increases.
Further, if we are unable to obtain adequate supplies of raw materials in a timely manner, our operations could be interrupted.
If the price of natural gas or other energy sources increases, our operating expenses could increase significantly.
Our nine manufacturing facilities rely principally on natural gas, as well as electrical power and other energy sources. High demand and limited availability of natural gas and other energy sources have resulted in significant increases in energy costs in the past several years, which have increased our operating expenses and transportation costs. For example, the average cost of natural gas during 2005 increased approximately 20% from the average cost in 2004. Overall, our energy costs were at historically high levels on average during 2005, and those costs may increase further. Increasing energy costs would increase our production costs and adversely affect our margins and results of operations.
Our industry is highly competitive, and we may not be able to compete effectively with low-cost producers and larger competitors.
The replacement tire industry is a highly competitive, global industry. Some of our competitors are large overseas companies with greater financial resources. In recent years, the replacement tire industry has experienced significant consolidation which has increased the capital base and geographic reach of some of our competitors. We also compete against low-cost producers in Asia and South America. Increased competitive activity in the replacement tire industry has caused and will continue to cause pricing pressures on our business. Our ability to compete successfully will depend in part on our ability to reduce costs by reducing excess capacity, leveraging global purchasing of raw materials, improving productivity, eliminating redundancies and increasing production at low-cost supply sources. If we are unable to offset continued pricing pressures with improved operating efficiencies and reduced spending, our sales, margins, operating results and market share would decline.

We may be unable to recover new product development and testing costs, which could increase the cost of operating our business.
Our business strategy emphasizes the development of new equipment and new products and using new technology to improve quality and operating efficiency. Developing new products and technologies requires significant investment and capital expenditures, is technologically challenging and requires extensive testing and accurate anticipation of technological and market trends. If we fail to develop new products that are appealing to our customers, or fail to develop products on time and within budgeted amounts, we may be unable to recover our product development and testing costs.
We conduct our manufacturing, sales and distribution operations on a worldwide basis and are subject to risks associated with doing business outside the United States.
We have operations worldwide, including in the U.S., the United Kingdom, continental Europe, and Asia (primarily in China). Recently, we have expanded our operations in Asia and are building a manufacturing plant in China. There are a number of risks in doing business abroad, including political and economic uncertainty, social unrest, shortages of trained labor and the uncertainties associated with entering into joint ventures or similar arrangements in foreign countries. These risks may impact our ability to expand our operations in Asia and elsewhere and otherwise achieve our objectives relating to our foreign operations. In addition, compliance with multiple and potentially conflicting foreign laws and regulations, import and export limitations and exchange controls is burdensome and expensive. Our foreign operations also subject us to the risks of international terrorism and hostilities and to foreign currency risks, including exchange rate fluctuations and limits on the repatriation of funds.
Our expenditures for pension and other post-retirement obligations could be materially higher than we have predicted if our underlying assumptions prove to be incorrect.
We provide defined benefit and hybrid pension plan coverage to union and non-union employees in the U. S. and a contributory defined benefit plan in the U. K. Our pension expense and our required contributions to our pension plans are directly affected by the value of plan assets, the projected and actual rates of return on plan assets and the actuarial assumptions we use to measure our defined benefit pension plan obligations, including the discount rate at which future projected and accumulated pension obligations are discounted to a present value. We could experience increased pension expense due to a combination of factors, including the decreased investment performance of our pension plan assets, decreases in the discount rate, increases in the salary increase rate and changes in our assumptions relating to the expected return on plan assets. We could also experience increased other post retirement expense due to decreases in the discount rate and/or increases in the health care trend rate.
Increases in our pension expense could have a significant negative impact on our profitability. Based on current guidelines, assumptions and estimates, including stock market prices and interest rates, we anticipate that we may be required to make a cash contribution of approximately $30-33 million to our defined benefit and hybrid pension plans in 2006. If our current assumptions and estimates are not correct, a contribution in years beyond 2006 may be greater than the projected 2006 contribution. We cannot predict whether changing market or economic conditions, regulatory changes or other factors will increase our pension expenses or our pension funding obligations, thereby diverting funds we would otherwise apply to other uses.
The Financial Accounting Standards Board may propose changes to the current accounting principles used to report our pension and other post retirement plans’ funding status and the manner in which related costs are expensed. These changes could result in reflecting additional liabilities on our balance sheet, reduction of shareholders’ equity and higher pension and other post-retirement costs.
Compliance with the TREAD Act and similar regulatory initiatives could increase the cost of operating our business.
We are subject to the Transportation Recall Enhancement Accountability and Documentation Act, or TREAD Act, which was adopted in 2000. Proposed and final rules issued under the TREAD Act regulate test standards, tire labeling, tire pressure monitoring, early warning reporting, tire recalls and record retention. Compliance with TREAD Act regulations has increased, and will continue to increase, the cost of producing and distributing tires in the U.S. Compliance with the TREAD Act and other federal, state and local laws and regulations now in effect or that may be enacted could require significant capital expenditures, increase our production costs and affect our earnings and results of operations.
In addition, while we believe that our tires are free from design and manufacturing defects, it is possible that a recall of our tires, under the TREAD Act or otherwise, could occur in the future. A substantial recall could harm our reputation, operating results and financial position.
Any interruption in our skilled workforce could impair our operations and harm our earnings and results of operations.
Our operations depend on maintaining a skilled workforce and any interruption of our workforce due to shortages of skilled technical, production and professional workers could interrupt our operations and affect our operating results. Further, a significant number of our U.S. employees are currently represented by unions. The labor agreement at Findlay does not expire until 2009 and the labor agreement at Texarkana does not expire until 2011. Although we believe that our relations with our employees are generally good, we cannot assure you that we will be able to successfully maintain our relations with our employees or our collective bargaining agreements with those unions.

If we fail to extend or renegotiate our agreements with the labor unions on satisfactory terms, or if our unionized employees were to engage in a strike or other work stoppages, our business and operating results could suffer. For example, we experienced a work stoppage in March and April 2005 at our Texarkana, Arkansas manufacturing facility during contract negotiations with the United Steelworkers of America, which resulted in lost volume of approximately 936,000 tires in 2005 and reduced our 2005 operating profit by $26 million. Certain of the North American Tire Operations segment’s products remain in short supply as a result of that work stoppage.
We have a risk of exposure to product liability claims, which if successful could have a negative impact on our financial position, cash flows and results of operations.
Our operations expose us to potential liability for personal injury or death as a result of the failure of or defects in the products that we design and manufacture. Specifically, we are a party to a number of products liability cases in which individuals involved in motor vehicle accidents seek damages resulting from allegedly defective tires that we manufactured. This type of litigation has increased substantially for all tire manufacturers following the Firestone tire recall announced in 2000. Products liability claims and lawsuits, including possible class action litigation, could have a negative effect on our financial position, cash flows and results of operations.
While we believe that our liability insurance is adequate to protect us from future products liability claims, those claims may result in material losses in the future and cause us to incur significant litigation defense costs. Further, we cannot assure you that our insurance coverage will be adequate to address any claims that may arise. A successful claim brought against us in excess of our available insurance coverage may have a significant negative impact on our business and financial condition.
Further, we cannot assure you that we will be able to maintain adequate insurance coverage in the future at an acceptable cost or at all. In 2003, we established a new excess liability insurance program, which covers our products liability claims occurring on or after April 1, 2003. This new occurrence-based insurance coverage has higher premium costs for coverage in excess of the self-insured amounts, an increased per claim retention limit, no aggregate retention limit, and increased excess liability coverage. As a result of these changes to our insurance program, if the cost of our litigation and the number of claims brought against us remain at current levels, our products liability costs could have a much greater impact on our results of operations and financial position than in the past.
We may be unable to access the financial markets on favorable terms if our credit ratings or our financial condition deteriorates.
We rely on access to financial markets as a significant source of liquidity for capital requirements that we cannot satisfy by cash on hand or operating cash flows. Various factors, including a deterioration of our credit ratings or our business or financial condition, could impair our access to the financial markets. Each of Standard & Poor’s and Moody’s Investor Services reduced our credit ratings in 2005. Further downgrades in our credit ratings would require us to pay a higher interest rate for future borrowing needs and any new borrowing facilities that we enter into may have stricter terms. Additionally, any inability to access the capital markets or incur additional debt in the future on favorable terms could impair our liquidity and operations, and could require us to consider deferring planned capital expenditures, reducing discretionary spending, selling assets or restructuring existing debt.
If we are unable to execute our Asian strategy effectively, our profitability and financial condition could decline.
In the replacement tire industry, an increasing percentage of replacement tires are sold in the high performance and ultra-high performance categories. We have increased our production capacity in the United States for these types of premium tires to keep up with increasing customer demand. We have also outsourced our manufacturing of certain economy-type tires to contract manufacturers in Asia. This outsourcing strategy, a component of our Asian strategy, is intended to free up essential production capacity within our North American facilities to manufacture additional high performance and ultra-high performance tires.
Our Asian strategy also calls for us to align with strategic partners we believe will provide access to the local market and position us to take advantage of the significant anticipated growth within Asia over the next five to ten years. For example, we have made an investment in Kumho Tire Co., Inc. of South Korea, are building a plant in the Peoples Republic of China with Kenda Tire of Taiwan, and have acquired 51% of Cooper Chengshan (Shandong) Passenger Tire Company Ltd. and Cooper Chengshan (Shandong) Tire Company, Ltd. and continue to evaluate opportunities for acquisitions or strategic alliances that will provide us with an adequate competitive position, immediate market recognition, and a platform on which to build as the Asian market develops. Our Asian strategy is subject to the risks of operating abroad and other operational and logistical challenges. Our failure to execute our Asian strategy effectively would harm our sales, margins and profitability.
We may not be able to successfully implement our cost savings initiatives.
We have numerous initiatives to improve manufacturing efficiencies and implement other cost reductions in an effort to offset increased raw material costs and other costs. If these cost reduction initiatives are not successful, our margins and profitability would decline.

We may not be able to protect our intellectual property rights adequately.
Our success depends in part upon our ability to use and protect our proprietary technology and other intellectual property, which generally covers various aspects in the design and manufacture of our products and processes. We own and use tradenames and trademarks worldwide. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements and patent, copyright and trademark laws to protect our intellectual property rights. The steps we take in this regard may not be adequate to prevent or deter challenges, reverse engineering or infringement or other violation of our intellectual property, and we may not be able to detect unauthorized use or take appropriate and timely steps to enforce our intellectual property rights. In addition, the laws of some countries may not protect and enforce our intellectual property rights to the same extent as the laws of the United States.
We may not be successful in integrating future acquisitions into our operations, which could harm our results of operations and financial condition.
We routinely evaluate potential acquisitions and may pursue acquisition opportunities, some of which could be material to our business. While we believe there are a number of potential acquisition candidates available that would complement our business, we currently have no agreements to acquire any specific business or material assets other than as disclosed elsewhere in this report. We cannot predict whether we will be successful in pursuing any acquisition opportunities or what the consequences of any acquisition would be. Additionally, in any future acquisitions, we may encounter various risks, including:
•	the possible inability to integrate an acquired business into our operations;

•	increased goodwill amortization;

•	diversion of management’s attention;

•	loss of key management personnel;

•	unanticipated problems or liabilities; and

•	increased labor and regulatory compliance costs of acquired businesses.
Some or all of those risks could impair our results of operations and impact our financial condition. These risks could also reduce our flexibility to respond to changes in our industry or in general economic conditions.
Future acquisitions and their related financings may adversely affect our liquidity and capital resources.
We may finance any future acquisitions, including those that are part of our Asian strategy, from internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. Future acquisitions may involve the expenditure of significant funds and management time. Future acquisitions may also require us to increase our borrowings under our bank credit facilities or other debt instruments, or to seek new sources of liquidity. Increased borrowings would correspondingly increase our financial leverage, and could result in lower credit ratings and increased future borrowing costs.
We may be required to comply with environmental laws and regulations that cause us to incur significant costs.
Our manufacturing facilities are subject to numerous laws and regulations designed to protect the environment, and we expect that additional requirements with respect to environmental matters will be imposed on us in the future. Material future expenditures may be necessary if compliance standards change or material unknown conditions that require remediation are discovered. If we fail to comply with present and future environmental laws and regulations, we could be subject to future liabilities or the suspension of production, which could harm our business or results of operations. Environmental laws could also restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expenses in connection with our manufacturing processes.
A portion of our business is seasonal, which may affect our period to period results.
Although there is year-round demand for replacement tires, demand for passenger replacement tires is typically strongest during the third and fourth quarters of the year in the northern hemisphere where the majority of our business is conducted, principally due to higher demand for winter tires during the months of August through November. The seasonability of this portion of our business may affect our operating results from quarter to quarter.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
As shown in the following table, at December 31, 2005 the Company maintained 47 manufacturing, distribution, retail stores, and office facilities worldwide. The Company owns a majority of the manufacturing facilities while some manufacturing, distribution and office facilities are leased.

	North American	International Tire Operations
Type of Facility	Tire Operations	Europe	Asia	Total
Manufacturing	8	1	—	9
Distribution	13	6	—	19
Retail stores	3	—	—	3
Technical Centers and Offices	7	7	2	16

Total	31	14	2	47
The Company believes its properties have been adequately maintained, generally are in good condition, and are suitable and adequate to meet the demands of each segment’s business.
Item 3. LEGAL PROCEEDINGS
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at December 31, 2005.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.
Executive Officers of the Registrant
See Item 10 of Part III for information regarding the executive officers of the registrant, which is incorporated into Part I by this reference.
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
            PURCHASES OF EQUITY SECURITIES
(a) Market information
Cooper Tire & Rubber Company common stock is traded on the New York Stock Exchange under the symbol CTB. The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

Year Ended December 31, 2004	High	Low
First Quarter	$23.36	$18.23
Second Quarter	23.60	19.65
Third Quarter	23.89	19.49
Fourth Quarter	22.48	17.20

Year Ended December 31, 2005	High	Low
First Quarter	$22.50	$18.15
Second Quarter	19.75	16.47
Third Quarter	20.99	15.04
Fourth Quarter	15.73	13.05

(b) Holders
The number of holders of record at December 31, 2005 was 3,413.
(c) Dividends
The Company has paid consecutive quarterly dividends on its common stock since 1973. Future dividends will depend upon the Company’s earnings, financial condition, and other factors. Additional information on the Company’s liquidity and capital resources can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company’s retained earnings are available for the payment of cash dividends and the purchases of the Company’s shares and are only limited by debt covenants, described in the “Debt” note to the consolidated financial statements. Quarterly dividends per common share for the most recent two years are as follows:

	2004		2005
March 31	$0.105	March 31	$0.105
June 30	0.105	June 30	0.105
September 30	0.105	September 30	0.105
December 28	0.105	December 28	0.105

Total:	$0.420	Total:	$0.420

(d) Issuer purchases of equity securities
There were no repurchases of Company stock during the fourth quarter.
Item 6. SELECTED FINANCIAL DATA
The following Selected Financial Data of the Company reflects its continuing operations after the sale of its automotive operations, known as Cooper-Standard Automotive, in a transaction which closed on December 23, 2004. The balance sheet data for 2003, 2004 and 2005 and income statement data for 2002, 2003, 2004 and 2005 were derived from audited financial statements. The balance sheet data for 2001 and 2002 and the income statement data for 2001 are unaudited.

(Dollar amounts in thousands except for per share amounts)

			Income (loss) from
			Continuing
			Operations	Income (loss) from	Earnings (Loss) Per Share
	Net	Operating	Before	Continuing	from Continuing Operations
	Sales	Profit	Income Taxes	Operations	Basic	Diluted
2001	$1,673,160	$49,513	$11,762	$7,328	$0.10	$0.10
2002	1,742,218	113,716	83,635	55,032	0.75	0.74
2003	1,850,853	65,019	37,205	27,344	0.37	0.37
2004	2,081,609	63,224	35,006	27,446	0.37	0.37
2005	2,155,185	26,435	(14,351)	(15,033)	(0.24)	(0.24)

			Net Property,
	Stockholders’	Total	Plant &	Capital		Long-term
	Equity	Assets	Equipment	Expenditures	Depreciation	Debt
2001	$910,240	$2,764,250	$728,775	$77,806	$106,892	$877,748
2002	941,716	2,712,209	696,208	74,935	109,347	875,378
2003	1,030,389	2,876,319	691,374	96,081	109,709	863,892
2004	1,170,533	2,668,084	729,420	159,308	109,805	773,704
2005	938,776	2,143,347	786,225	172,152	108,340	491,618

	Long-term		Average
	Debt To	Dividends	Common Shares	Number of
	Capitalization	Per Share	(000)	Employees
2001	55.7%	$0.42	72,559	8,324
2002	48.8	0.42	73,312	8,012
2003	45.6	0.42	73,688	8,325
2004	39.8	0.42	74,201	8,739
2005	34.4	0.42	63,653	8,762

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
The Company sold its automotive operations, known as Cooper-Standard Automotive, in a transaction which closed on December 23, 2004. Cooper-Standard produced body sealing systems, active and passive vibration control systems, and fluid handling systems, primarily for the global automotive original equipment manufacturing and replacement markets. The sale generated proceeds of approximately $1.2 billion and a gain of $112 million. The sale provides the Company significant opportunities to focus exclusively on its global tire business where it believes more value can be generated over the longer term.
In February 2005, the Company purchased 15 million global depositary shares, representing approximately an 11 percent interest, of Kumho Tire Co., Inc. (“Kumho Tire”) of Seoul, Korea. The acquired shares are subject to a lock-up agreement for a three-year period, to a put option by the Company after three years, and to a reciprocal call provision by Kumho. The Company and Kumho have also agreed to a standstill agreement relative to the shares of Kumho as well as to the shares of the Company. The Company believes it is important to form strategic relationships with other strong players in the global tire industry to realize a good return for shareholders and continue its planned growth in products, technology and market share. This investment will serve as a platform to explore synergies in various areas of shared interest.
The Company has two reportable segments for continuing operations — North American Tire Operations and International Tire Operations. The Company’s reportable segments are each managed separately because they operate in different geographic locations.
The following discussion of financial condition and results of operations should be read together with “Selected Financial Data,” the Company’s consolidated financial statements and the notes to those statements and other financial information included elsewhere in this report.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations presents information related to the consolidated results of the continuing operations of the Company, including the impact of restructuring costs on the Company’s results, a discussion of past results and future outlook of each of the Company’s segments, and information concerning both the liquidity and capital resources and critical accounting policies of the Company. A discussion of the past results of its discontinued operations and information related to the gain recognized on the sale of Cooper-Standard are also included. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in the forward-looking statements. See Risk Factors in Item 1A for information regarding forward-looking statements.
Consolidated Results of Continuing Operations

(Dollar amounts in millions except per share amounts)		%		%
	2003	Change	2004	Change	2005
Revenues:
North American Tire	$1,682.6	11.4%	$1,874.9	4.4%	$1,957.7
International Tire	209.6	22.7%	257.2	2.8%	264.4
Eliminations	(41.4)	22.0%	(50.5)	32.5%	(66.9)

Net sales	$1,850.8	12.5%	$2,081.6	3.5%	$2,155.2

Segment profit (loss):
North American Tire	$76.8	-1.2%	$75.9	-52.8%	$35.8
International Tire	10.3	-8.7%	9.4	-138.3%	(3.6)
Unallocated corporate charges and eliminations	(22.1)	—	(22.1)	—	(5.8)

Operating profit	65.0	-2.8	63.2	-58.2	26.4
Interest expense	29.1	-5.2	27.6	97.5	54.5
Debt extinguishment (gains) losses	—			—	4.2
Interest income	(1.2)		(2.1)		(18.5)
Other — net	(0.1)	n/m	2.7	-77.8	0.6

Income (loss) before income taxes	37.2	-5.9	35.0	-141.1	(14.4)

Provision for income taxes	9.9	-23.2	7.6	-90.8	0.7

Net income/(loss) from continuing operations	$27.3	0.4%	$27.4	-155.1%	$(15.1)

Basic earnings/(loss) per share	$0.37	—	$0.37	—	$(0.24)

Diluted earnings/(loss) per share	$0.37	—	$0.37	—	$(0.24)

2005 versus 2004
Consolidated net sales increased by $74 million in 2005. The increase was primarily a result of improved net pricing and product mix. This increase was offset by lower unit volume and unfavorable foreign currency translation. Operating profit in 2005 was $37 million less than the operating profit reported in 2004. The favorable impacts of improved pricing and mix, lower products liability costs and reductions to cost of sales resulting from settlements with raw material suppliers for reimbursements of previously expensed costs were offset by increased raw material costs, lower sales volumes, increasing production complexity and the impact of the work stoppage at the Texarkana, AR tire manufacturing facility.
The North American Tire Operations segment reached a contract agreement with members of United Steelworkers of America Local No. 7521 on April 10, 2005 following a work stoppage at its Texarkana, AR facility which commenced on March 12, 2005. The facility employs approximately 1,700 production people and produces approximately 40,000 tires per day at capacity.
The Company continued to experience significant increases in the costs of certain of its principal raw materials and natural gas, the principal energy source used in its manufacturing processes, during 2005 compared with the levels experienced during 2004. The principal raw materials for the Company include synthetic rubber, carbon black, natural rubber, chemicals and reinforcement components. The increases in the cost of crude oil based materials were the most significant driver of higher raw material costs, with synthetic rubber increasing approximately 30 percent from 2004. The pricing volatility in commodities such as crude oil and, to a lesser extent, steel continued to contribute to the difficulty in managing the costs of related raw materials. Approximately 65 percent of the Company’s raw materials are crude oil-based, a commodity which repeatedly set new price records during 2005. The average cost of natural gas during 2005 increased approximately 20 percent from the average cost during 2004.
Reliable supply of raw materials was a significant concern during 2005, and contributed to the volatility of the Company’s costs for certain commodities. The increased price of crude oil, the growing global demand for its derivative products, and the recent supply disruption in the United States for certain commodities are contributing to the cost increases being experienced for raw materials used by the Company and adding to concerns regarding their availability. The disruption of supply in the United States for carbon black and synthetic rubber caused by Hurricane Rita resulted in the Company’s decision to reduce production levels for certain of its products in its domestic facilities during the fourth quarter. The production reductions were necessary to ensure the adequate and uninterrupted availability of these commodities to maintain production efficiencies and to assure the supply of certain products that are in high demand by the Company’s customers.
The Company manages the procurement of its raw materials and natural gas to assure supply and to obtain the most favorable pricing. For natural rubber and natural gas, procurement is managed by buying forward of production requirements and utilizing the spot market when advantageous. For steel-based tire reinforcement materials, procurement is managed through long-term supply contracts. For other principal materials, procurement arrangements include multi-year supply agreements that may contain formula-based pricing based on commodity indices. These arrangements provide quantities needed to satisfy normal manufacturing demands. The Company reacted promptly to the supply disruptions occurring late in the third quarter by working to secure synthetic rubber and carbon black from alternative vendors.
Selling, general, and administrative expenses were $161 million (7.5 percent of net sales) in 2005 compared to $172 million (8.3 percent of net sales) in 2004. The decrease resulted primarily from lower advertising costs and fringe benefits associated with employee programs that provide for compensation based on the profitability of total Company financial results.
The North American Tire Operations segment conducts annual reviews of the enhanced product warranty reserve established in connection with the 2001 settlement of class action litigation. This review resulted in a decrease to the reserve of $.3 million in 2005 compared to a decrease of $11.3 million recorded in 2004.
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

The products liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves, and legal costs incurred in defending claims against the Company offset by recoveries of legal fees. Legal costs are expensed as incurred and products liability insurance premiums are amortized over coverage periods. The Company is entitled to reimbursement, under certain insurance contracts in place for periods ending prior to April 1, 2003, of legal fees expensed in prior periods based on events occurring in those periods. The Company records the reimbursements under such policies in the period the conditions for reimbursement are met. Products liability costs totaled $60.5 million and $52.3 million in 2004 and 2005, respectively. Recoveries of legal fees were $9.3 million and $12.7 million in 2004 and 2005, respectively. Policies applicable to claims occurring on April 1, 2003 and thereafter do not provide for recovery of legal fees.
Interest expense increased $26.9 million in 2005 from 2004 primarily due to the allocation of $34.0 million of interest expense to discontinued operations in 2004. This increase was partially offset by the reductions in interest expense resulting from the Company’s repurchases of debt in 2004 and 2005. Also included in interest expense in 2005 is a gain of $1.7 million from interest rate swap agreements on the Company’s senior notes which were settled in the second quarter of 2005.
The Company incurred $4.2 million in costs associated with the repurchase of $278.4 million of its long-term debt during 2005. Interest income increased $16.4 million in 2005 from 2004 as a result of the high levels of cash on hand in 2005. Other–net decreased by $2.1 million in 2005 compared to 2004. In 2004, the Company recorded a write-down of its investment in RubberNetwork.com LLC of $1.9 million and, in 2005, recorded an additional write-down of $.2 million.
The Company recorded income tax expense of $.7 million on a loss before taxes of $14.3 million for 2005. This compares to income tax expense of $7.6 million on earnings before taxes of $35 million for 2004. The net tax expense results primarily from an $8.4 million tax expense related to the repatriation of $169 million under the provisions of the Homeland Investment Act, a provision of the American Jobs Creation Act of 2004, offset by deferred tax benefits from operations.
The effects of inflation in areas other than raw materials and natural gas did not have a material effect on the results of operations of the Company in 2005.
2004 versus 2003
Consolidated net sales increased by $231 million in 2004. The increase was a result of improved net pricing and mix, higher unit volume and favorable foreign currency translation. Operating profit in 2004 was $2 million less than the operating profit reported in 2003. The favorable impacts of improved volume and pricing and mix were offset by increased raw material costs, increased product liability costs, less efficient plant operations, increased advertising costs and increased restructuring costs.
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
During 2004 the North American Tire Operations segment conducted a review of the enhanced product warranty reserve established in connection with the 2001 settlement of class action litigation. This review resulted in an $11.3 million decrease to the segment’s reserve. In 2003, the segment conducted a similar review and reduced the reserve $3.9 million.
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
Effective April 1, 2003, the Company established a new excess liability insurance program as more fully described in the discussion of 2005 versus 2004 results
The Company experienced significant increases in the costs of certain of its principal raw materials and natural gas, the principal energy source used in its manufacturing processes, during 2004 compared with the levels experienced during 2003. The principal raw materials for the Company include synthetic rubber, carbon black, natural rubber, chemicals and reinforcement components. The increase in the cost of natural rubber was the most significant driver of higher raw material costs, increasing approximately 30 percent from 2003. The pricing volatility in commodities such as crude oil and steel contributed to the difficulty in managing the costs of related raw materials. Approximately 65 percent of the Company’s raw materials are crude oil-based, a commodity which repeatedly set new price ceilings during 2004. The average cost of natural gas during 2004 increased approximately 14 percent from the average cost during 2003. Reliable supply of raw materials was a significant concern during 2004, and contributed to the volatility of the Company’s costs for certain commodities. Supply was adversely affected by production curtailments resulting from scheduled and unplanned maintenance at supplier facilities, rationalization of supplier capacity through facility and processing line closures, and strong global demand primarily in

Asia. Synthetic rubber and steel reinforcement materials were most significantly affected. The availability of the types of steel rod used to produce tire reinforcement components improved during the year as new U. S. production came on stream in late 2004. The Company was successful in its efforts to manage supply and, as a result, did not experience shortages of the raw materials needed to meet its production requirements.
Interest expense decreased $1.5 million in 2004 reflecting the repayment of long-term debt. Other - net was $1.9 million lower in 2004 as a result of the write-down of the Company’s investment in RubberNetwork.com LLC.
The Company’s effective income tax rate for continuing operations was 21.6 percent in 2004, lower than the 2003 rate of 26.5 percent. The net decrease is due primarily to the benefits of the Medicare prescription drug subsidy and other permanent differences.
The effects of inflation in areas other than raw materials and natural gas did not have a material effect on the results of operations of the Company in 2004 or 2003.
Restructuring
During 2003, the North American Tire Operations segment recorded $2.1 million of employee severance costs related to a management reorganization. All employees affected by this reorganization have left the Company and were paid their severance package in accordance with the terms of their separation. The segment also incurred an additional $90,000 of nonaccruable restructuring expenses associated with this initiative in 2003.
During 2004, the North American Tire Operations segment initiated two restructuring plans. In the second quarter, the segment announced an initiative to consolidate its pre-cure retread operations in Asheboro, NC, and recorded a charge of $1.7 million to write certain related equipment down to its scrap salvage value (the fair market value) and recorded $102,000 in equipment disposal costs. In the third quarter, a plan to cease production of radial medium truck tires by the end of 2005 at the Albany, GA tire facility was announced. These tires are being sourced from Asian manufacturers. No employees were affected by this initiative. The segment recorded an impairment charge of $7.3 million for equipment associated with radial medium truck tire production, writing it down to its fair market value, as determined by the Company’s expectations for proceeds upon its disposition.
Additional information related to these restructuring initiatives appears in the “Restructuring” note to the consolidated financial statements.
North American Tire Operations Segment

		Change		Change
	2003	%	2004	%	2005
(Dollar amounts in millions)
Sales	$1,682.6	11.4%	$1,874.9	4.4%	$1,957.7

Operating profit	$76.8	-1.2%	$75.9	-52.8%	$35.8

Operating profit margin	4.6%	-0.5%	4.0%	-2.2%	1.8%

United States unit sales changes:
Passenger tires
Company		-1.6%		-5.8%
RMA members		1.6%		1.4%

Light truck tires
Company		9.1%		4.4%
RMA members		1.6%		-2.5%

Total light vehicle tires
Company		0.3%		-3.8%
RMA members		1.6%		0.8%

Total segment unit sales changes		0.2%		-3.7%

Overview
Shipments of passenger car and light truck tire replacement units in the United States market by members of the Rubber Manufacturers Association (“RMA”), a group comprised of the largest eleven tire companies in the world including the segment, and which accounted for approximately 90 percent of the total United States tire market in both 2004 and 2005, increased .8 percent in 2005 from levels in 2004. In 2004, RMA member replacement unit sales increased by 1.6 percent from 2003 sales levels. Sales of replacement tire units in the United States by non-RMA members, which consist primarily of smaller manufacturers located outside the United States, increased approximately 5 percent in 2005 following an increase of approximately 11 percent during 2004.
2005 versus 2004
Sales of the North American Tire Operations segment increased $83 million in 2005 from levels in 2004. The increase in sales was a result of improved net pricing and product mix ($178 million), offset by lower unit volume ($95 million). The segment’s increased unit sales in the light truck tire replacement market and new product offerings of high performance tires contributed to the improved product mix. The segment recorded decreases in the sales of its proprietary brand tires and in sales to the segment’s mass merchandiser customers. These decreases were partially offset by increased sales to its distributor customers.
Shipments of passenger tires by RMA members increased 1.4 percent from 2004 levels but shipments of light truck tires decreased 2.5 percent. The North American Tire Operations segment’s unit sales of passenger tires decreased 5.8 percent from 2004 while light truck tire unit sales increased 4.4 percent. Passenger tires accounted for nearly 80 percent of the combined passenger and light and medium truck replacement tire market in 2005. The segment’s decreased sales of passenger tires were primarily in the broadline economy tire lines, offset partially by increased sales in the high performance and sport utility vehicle tire lines. The increase in light truck tire units was due, in part, to the continuing expansion of light truck products into the marketplace and was accomplished in spite of the work stoppage at the Texarkana, AR tire manufacturing facility.
Segment operating profit in 2005 decreased $40 million from 2004. Operating margins in 2005 were 2.2 percentage points below 2004 levels. The impacts of higher raw material costs ($126 million), lower sales volumes, partially attributable with the work stoppage at the Texarkana, AR tire manufacturing facility ($36 million), and increasing production complexity and higher manufacturing costs associated with the Texarkana facility work stoppage ($16 million) were partially offset by improvements in pricing and product mix ($103 million), lower product liability costs ($8 million) and reductions to cost of sales resulting from the settlements with raw material suppliers for reimbursements of previously expensed costs ($18 million). In 2005 approximately $12 million of corporate general and administrative expenses, which would have been allocated to the Company’s automotive operations in previous periods, were allocated to the North American Tire Operations segment.
2004 versus 2003
Sales of the North American Tire Operations segment increased $192 million in 2004 from levels in 2003. Improved net pricing and product mix ($159 million), increased volume ($12 million), and the full year impact of the segment’s March 2003 acquisition of Mickey Thompson Performance Tires & Wheels ($6 million) accounted for the majority of the sales increase. Increased demand resulting from a stronger market environment and new product offerings of high performance, sport utility vehicle and light truck tires contributed to the increased unit tire sales. The segment recorded increases in the sales of its proprietary, brand name tires and increased sales in the distributor and regional retail business. Declines in sales to the segment’s mass merchandiser customers were primarily in the broadline economy passenger tire lines.
In the United States, the segment’s unit sales of passenger and light truck tires increased slightly from the 2003 levels. During the first six months of 2004, the segment’s passenger and light truck tire sales increased 6.5 percent and 24.2 percent, respectively, compared to increases of 5.5 percent and 9.1 percent for RMA members. Passenger tires accounted for nearly 80 percent of the combined passenger and light and medium truck replacement tire market in 2004. The segment’s increased sales of its high performance and sport utility vehicle tires were factors contributing to this performance. New light truck products introduced since 2003 helped the segment to outperform the RMA increase in that product category. For the year, the segment’s sales of passenger tires decreased 1.6 percent and light truck tire sales increased 9.1 percent. The RMA increases in these categories each approximated two percent for the year. Limitations in product availability resulting from capacity constraints during the last six months of 2004 limited the segment’s ability to satisfy customer requirements. The decreases in passenger tire sales occurred primarily in the broadline and economy products distributed through the segment’s mass merchandiser customers. The incremental expansions initiated at the segment’s United States tire facilities during the year increased capacity to support higher production levels of high performance tires in the future.

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
Outlook
The segment is optimistic regarding its opportunities for 2006. Improved product availability and increased volumes of high performance products are expected to contribute to 2006 sales. The segment continues to develop new products in its specialty light truck, sport truck, and high performance product offerings to satisfy current market demand. These new products are expected to improve the profitability of the segment by increasing sales and improving the mix of its products.
Outsourcing of radial medium truck and certain passenger tire products to Asian manufacturers and production expansions at the segment’s domestic tire manufacturing facilities are anticipated to provide adequate supply to meet customer demands into 2006. Investments in new and more efficient production equipment since the beginning of 2004 are expected to increase productivity, help to offset increased complexity in the segment’s production facilities in future periods and provide additional annual production capacity of more than three million tires to meet additional demand for the segment’s tires.
The segment has completed the transfer of its radial medium truck tire production to China through contract manufacturing arrangements, making domestic production capacity available for the production of larger light truck tires and other higher-margin products. The segment expects to source approximately one million medium truck and economy passenger tires in 2006 through various manufacturing initiatives. These initiatives are important to the segment’s ability to profitably provide tire products to its customers in North America.
Raw material costs for crude oil based materials, such as synthetic rubber and carbon black, chemicals, and fabric reinforcements are expected to remain at unprecedented high levels near term due to ongoing tight supply of certain monomers and feedstocks, recovery from disruptions at supplier production facilities, and the continued historically high price for crude oil. The segment believes raw material, energy, and transportation costs will significantly increase on average in the first half of 2006 compared to the first half of 2005. Natural gas cost also continues to remain at historical high levels. Supply and price of natural gas are managed through the use of long-term agreements and forward positions.
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company.
The Transportation Recall Enhancement Accountability and Documentation Act (“TREAD Act”) which became law on November 1, 2000 will directly impact the tire industry. The TREAD Act and any rules promulgated under the TREAD Act are applicable to all tire manufacturers and importers of tires who sell tires in the United States, regardless of where such tires are manufactured. Pursuant to the statute, the National Highway Transportation Safety Administration (“NHTSA”), the federal agency that oversees certain aspects of the tire industry, has proposed rules relating to test standards, tire labeling, tire pressure monitoring, early warning reporting, tire recalls and record retention. Rules for certain of these issues have been finalized; however, petitions for reconsideration of certain of the finalized rules have been filed by the RMA on behalf of its member tire manufacturers with NHTSA and the outcome of those petitions cannot be predicted with any certainty. The segment incurred approximately $.9 million of costs during 2005 to comply with changes mandated by the technical design rules of the TREAD Act and anticipates incurring approximately $1.7 million in each of the years 2006, 2007 and 2008 to comply with the rules phasing in during 2006.
The segment believes its operating profit levels will improve beyond the first quarter of 2006 not only due to higher sales volumes and the implementation of recent price increases, but also due to the favorable impact of improved product mix. Aggressive growth plans for specific proprietary brand and key private brand customers, growth in high performance product lines, and increasing demand for sport utility vehicle and light truck tire lines are expected to yield higher margins and contribute favorably to the segment’s operating profit. Additionally, the segment continues to improve manufacturing efficiencies and implement lean manufacturing and cost reduction initiatives to help offset increased raw material costs.

International Tire Operations Segment

		Change		Change
	2003	%	2004	%	2005
(Dollar amounts in millions)
Sales	$209.6	22.7%	$257.2	2.8%	$264.4
Operating profit	$10.3	-8.7%	$9.4	-138.3%	$(3.6)
Operating profit margin	4.9%	-1.3%	3.7%	-4.9%	-1.4%
Unit sales change		5.8%		-0.5%
Overview
The International Tire Operations segment manufactures and markets passenger car, light truck and motorcycle tires for the replacement market, as well as racing tires and materials for the tire retread industry, in Europe and the United Kingdom. The segment began construction of a plant in China in 2005 in a joint venture arrangement and continues to pursue opportunities for expansion in Asia and growth in Europe through joint ventures and other forms of alliance.
Shipments of passenger car and light truck tires in the segment’s European markets, based on data published by the industry and other sources, increased approximately one percent in 2005 from 2004. During 2004, industry shipments increased approximately three percent from 2003.
2005 versus 2004
Sales of the International Tire Operations segment increased $7 million, or 2.8 percent, in 2005 from the sales levels in 2004. The segment’s unit sales decreased .5 percent in 2005 from levels in 2004. The foreign currency impact of a strengthened United States dollar in relation to the British pound decreased sales in this segment approximately $1 million. The increase in sales resulted from improved pricing and customer/product mix, including new product offerings in the performance line of tires ($11 million), partially offset by lower sales volumes ($3 million).
Operating profit for the segment in 2005 was approximately $13 million lower than in 2004 as the contributions of improved pricing and customer/product mix ($3 million) were offset by higher raw material costs ($6 million), expenses related to the startup of the segment’s Asian operations ($5 million) and increases in utility and other plant costs.
2004 versus 2003
Sales of the International Tire Operations segment increased almost $48 million, or 23 percent, in 2004 from the sales levels in 2003. The segment’s unit sales increased 5.8 percent in 2004 from levels in 2003. Approximately $28 million of the increase was attributable to the foreign currency impact of a weakened United States dollar in relation to the British pound. The remaining sales growth resulted from increased sales volumes in established distribution channels, sales growth of new product offerings in the performance line of tires and improved pricing.
Operating profit for the segment in 2004 was approximately $1 million lower than in 2003 as the contributions of increased volume ($7 million) and improved pricing were offset by higher raw material costs ($3 million), expenses related to the startup of the segment’s Asian operations ($1.5 million), higher advertising costs and increases in utility and other plant costs.
Outlook
The segment’s strategy calls for alignment with strategic partners it believes will provide access to local markets and position the segment to take advantage of the significant growth anticipated within Asia.
In Europe, the focus is on growing the Cooper and Avon brands in profitable channels using performance and niche products. The strategically placed subsidiaries should continue to grow the volume. A new subsidiary in Spain, established in late 2005, should help to continue sales growth in the market. Opportunities are ongoing for motorsport and motorcycle business worldwide. The manufacturing facility in Melksham, England will concentrate on high performance, racing and motorcycle products while outsourced products from low cost suppliers will round out the product mix to supply customer needs.

On October 27, 2005 the Company announced that an agreement had been reached to obtain a 51 percent ownership position in Cooper Chengshan (Shandong) Passenger Tire Co. Ltd. and Cooper Chengshan (Shandong) Tire Company, Ltd. The agreement includes a 25 percent position in the steel cord factory which is located adjacent to the tire manufacturing facility in Rongchen City, Shandong, China. The two companies together were known as Shandong Chengshan Tire Company, Ltd. (“Chengshan”) of Shandong, China. Chengshan is the third largest Chinese-owned tire manufacturer with expected replacement, original equipment and export sales for 2005 of approximately $500 million. The company manufactures passenger car and light truck radial tires as well as radial and bias commercial tires primarily under the brand names of Chengshan and Austone. The initial cash investment in this venture will approximate $77 million and assumed debt will be about $100 million. The agreement was subject to a number of government and regulatory approvals and was finalized effective February 4, 2006.
The International Tire Operations segment has a joint venture with Kenda Rubber Industrial Co., Ltd. of Taiwan (“Kenda”) to build a tire manufacturing facility in China. The joint venture received final approval of this project in 2005 and construction of the facility began in July 2005. Initial production from this facility is anticipated to begin in the second half of 2006. All tires produced at the facility during the first five years will be exported to the rest of the world. The segment also has a manufacturing supply agreement with Kenda to provide opening-price point passenger tires from China for distribution in the European and North American markets.
The segment has formed these agreements in Asia which, when combined with the Company’s investment in Kumho and the North American Tire Operations segment’s off-take agreement with Hangzhou Zhongce Rubber Co., Ltd. of China (“Hangzhou Zhongce”) for the manufacture of passenger and radial medium truck tires, will be sufficient to provide an adequate competitive position, immediate market recognition in China and a platform on which to build as the Asian market develops.
Discontinued Operations
On December 23, 2004 the Company sold its automotive business, Cooper-Standard Automotive. In September 2004, the North American Tire Operations segment announced its intent to cease its inner tube business. These operations are considered to be discontinued operations as defined under Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and require specific accounting and reporting which differs from the approach used to report the Company’s results in prior years. It also requires restatement of comparable prior periods to conform to the required presentation.
Automotive Operations

		Change
	2003	%	2004
(Dollar amounts in millions)
Sales	$1,662.2	11.4%	$1,852.0

Operating profit	$110.8	24.4%	$137.8

Operating profit margin	6.7%	0.7%	7.4%

Vehicle build (millions)
North America	15.8	-0.6%	15.7
Europe	19.5	3.1%	20.1

Sales to U.S.-based OEMs	77%		78%
Overview
The Company’s former automotive operations produced body sealing systems, active and passive vibration control systems, and fluid handling systems, primarily for the global automotive original equipment manufacturing and replacement markets. The sale of these operations generated proceeds of approximately $1.2 billion and a gain of $112 million. The sale provided the Company significant opportunities to focus exclusively on its global tire business where it believes more value can be generated over the longer term.

2004 versus 2003
Sales for the automotive operations in 2004 increased $190 million from the 2003 level. Sales increases in North America of $111 million were the result of net new business and the impact of favorable foreign currency translation offset by lower production levels and price concessions. In the international operations, a sales increase of $79 million was attributable to the favorable impact of foreign currency translation, the impacts of increased production and new business, and the inclusion of the sales of Cooper-Standard Automotive Korea, Inc. for the full year in 2004 compared to the last seven months of 2003.
Approximately 70 percent of sales in 2004 were in North America and 30 percent were outside of North America in Europe, Brazil, Korea, Australia and India, collectively. Comparable percentages in 2003 were approximately 71 percent in North America and 29 percent outside of North America. The automotive operations conducted business with all of the world’s major automakers. Nearly all of its foreign sales were of body sealing components and fluid handling systems. Approximately 36 percent of the total sales of body sealing components and 35 percent of the total sales of fluid handling systems were derived from foreign operations in 2004 compared to approximately 38 percent of the total sales of body sealing components and 35 percent of the total sales of fluid handling systems in 2003.
Operating profit in 2004 was $27 million higher than the operating profit reported in 2003. Operating margins in 2004 were .7 percentage points higher than in 2003. The positive impacts of net new business ($64 million), foreign currency translation ($8 million) and Lean savings ($69 million) were offset by increased raw material costs ($42 million), price concessions ($40 million), restructuring expenses ($8 million), and increased manufacturing costs not related to volume.
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
Inner Tube Business
In September 2004 the Company announced its intent to cease its inner tube business, recording restructuring charges of $5.1 million related to this decision, which included an impairment charge $2.9 million to write the inner tube assets down to their fair market value, severance costs of $1.1 million, employee benefit costs of $826,000 and other costs of $300,000.
Sales for the Company’s inner tube business for 2004 declined to $17 million compared to sales in 2003 of $22 million. Without the restructuring charge, the operating loss in 2004 was $.7 million compared to an operating profit of $1.3 million in 2003.
Gain on Sale of Cooper-Standard Automotive
On December 23, 2004, the Company sold its automotive operations, known as Cooper-Standard Automotive, to an entity formed by The Cypress Group and Goldman Sachs Capital Partners. Proceeds from the sale were $1.226 billion, including additional proceeds of approximately $54.3 million received during 2005.
The Company recorded a gain of $112.4 million on the sale based on the preliminary sales price, including a tax benefit of $6.4 million resulting primarily from currently deductible compensation expenses and other costs associated with the sale. Differences from the buyer’s reported post-closing amounts and the final payment amount, if any, were to be reflected as adjustments to the gain on the sale after the final payment amount was agreed upon. There was no tax liability on the gain due to a capital loss in the United States resulting from book and tax bases differences and a statutory exemption from tax on the capital gain in the United Kingdom.
During the first quarter of 2005, the Company recorded the final settlement on purchase price adjustments reached with the buyer of Cooper-Standard during April, resulting in additional sales proceeds of $5,500 and total proceeds of $1,226,537. The Company received the final $54,270 due from the buyer related to the sale in April. Other minor adjustments were recorded in subsequent quarters as additional information became known.
For 2005, the Company recorded a net additional gain of $5,463 plus a tax benefit of $214 resulting primarily from currently deductible compensation expenses and other costs associated with the sale. There was no tax liability on the additional gain due to a non-tax-benefited capital loss in the United States resulting from book and tax bases differences and a statutory exemption from tax on the capital gain in the United Kingdom. These amounts are included in “Income (loss) from discontinued operations, net of income taxes,” on the Company’s consolidated statements of operations.
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
Outlook for the Company
The Company has advanced its Asian strategy. The acquisition of an ownership share in Cooper Chengshan (Shandong) Passenger Tire Company and Cooper Chengshan (Shandong) Tire Company of China will add nearly $500 million in annualized net sales. The Company believes improving operating efficiencies and production expansion projects will enable it to manufacture and sell more specialty high performance and large light truck tires in the future. In addition, recently implemented price increases will help the Company offset the forecasted higher costs of raw materials. However, the increasing costs of raw materials and energy and the considerable uncertainty present in the North American tire industry and economy are causing the Company to be cautious about future projections of profitability. It is very difficult to assess the strength of the global tire markets, particularly in North America, where the impact of high gasoline prices, declining consumer confidence and the lingering impacts of hurricanes along the Gulf Coast of the United States and Florida are being experienced. It is expected that starting with the first quarter of 2006, more normalized conditions will be present in the economy as well as improvements in the Company’s productivity and manufacturing efficiency.
The Company will continue to pursue strategic investments in the tire business and advance its Asian strategy, including the development of its relationship with Kumho. On February 16, 2005, the Company acquired approximately 11 percent of the common equity of Kumho in connection with Kumho’s public offering of common stock. Kumho shares are listed on the Korean Stock Exchange and London Stock Exchange. The Company believes it is important to form strategic relationships with other strong players in the global tire industry to realize a good return for shareholders and continue its planned growth in products, technology and market share. This investment will serve as a platform to explore synergies in various areas of shared interest. Several other opportunities and areas for consideration involving Kumho include partnering on purchasing and procurement and product sourcing, as well as possible technology agreements.
The Company’s Asian strategy calls for alignment with strategic partners it believes will provide access to the local market and position the Company to take advantage of the significant anticipated growth within the region over the next five to ten years. The Company continues to evaluate opportunities for a small acquisition or strategic alliances which, when combined with its recent acquisition of Chengshan and its existing relationships with Kumho, Hangzhou Zhongce and Kenda will be sufficient to provide an adequate competitive position, immediate market recognition, and a platform on which to build as the market develops.
Challenging industry conditions, higher raw material costs, and some continuing capacity constraints will be obstacles in the near term to the Company’s success. Significant sales growth is anticipated in 2006 due to new customer agreements and a favorable industry growth forecast. Product mix will continue to grow richer as new, premium products continue to be introduced. The Company is aggressively managing its exposure to products liability litigation.
Raw material costs for crude oil based materials such as synthetic rubber, carbon black, chemicals, and fabric reinforcements are expected to remain at unprecedented high levels near term due to ongoing tight supply of certain monomers and feedstocks, recovery from disruptions at supplier production facilities, and the continued historically high price for crude oil. As oil is a major input into the production of tires, it also has an impact on plant operating costs and the cost of transporting tires. Natural rubber prices have also risen steadily, reaching new highs. The continued volatility and strength of natural rubber prices is being forecasted to remain through much of 2006. The Company believes raw material, energy, and transportation costs will significantly increase on average in the first half of 2006 compared to the first half of 2005. Supply and price of natural gas are managed through the use of long-term agreements and forward positions.
Liquidity and Capital Resources
Generation and uses of cash - Net cash provided by the operating activities of continuing operations was $71 million in 2005, $78 million more than the $7 million used in 2004. Net income after adjustments for non-cash items decreased $47 million to $79 million in 2005. Changes in operating assets and liabilities used $8 million in 2005 compared to $133 million used in 2004. Accounts payable balances decreased from the high levels in 2004 and the Company’s pension funding in excess of expense was $75 million in 2004 and $13 million in 2005.
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

Net cash used in investing activities during 2005 reflects the Company’s investment in Kumho Tire Co., Inc. of Korea of $108.0 million. Capital expenditures in 2005 were $172.2 million, a $12.9 million increase from $159.3 million in the comparable 2004 period. This increase is primarily due to investments in the Company’s joint venture with Kenda to build a tire plant in China and domestic manufacturing facilities to increase productivity, flexibility and capacity. The Company’s capital expenditure commitments at December 31, 2005 are $33.3 million and are included in the “Unconditional purchase” line of the Contractual Obligations table which appears later in this section. These commitments, which primarily relate to plant expansions, will be satisfied with existing cash and cash flows from operations in early 2006. In April 2005 the Company reached final settlement on purchase price adjustments with the buyer of Cooper-Standard and received $54.3 million. The Company also decreased its investment in available-for-sale debt securities during 2005 by $46.1 million.
The Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding debt in February of 2005 and increased the authority to $350 million on May 2, 2005. The Company repurchased $84.4 million of its Senior Notes due in 2009 in the second quarter, an additional $12.0 million of the notes in the third quarter, and in the fourth quarter repurchased $61.5 million of the 2009 notes, $48.4 million of its Senior Notes due in 2019 and $72.0 million of its Senior Notes due in 2027.
The Company paid $189.8 million to repurchase shares of its common stock during the first six months of 2005. Dividends paid on the Company’s common shares in 2005 were $26.6 million compared to $31.1 million in 2004. The Company has maintained a quarterly dividend of 10.5 cents per share during the two years.
Net cash generated from investing activities during 2004 reflects proceeds from the sale of Cooper-Standard Automotive in late December 2004. Capital expenditures in 2004 were $159 million, compared to $96 million in 2003. The increases in 2004 are primarily attributable to the expansion of capacity in the North American Tire Operations segment.
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
Available credit facilities – On June 30, 2004, the Company restated and amended its revolving credit facility with a consortium of ten banks (“the Agreement”). The Agreement contains two primary covenants. An interest coverage ratio (consolidated earnings before interest, taxes, depreciation and amortization divided by consolidated net interest expense) is required to be maintained at a minimum of 3.0 times by the Company. A ratio of consolidated net indebtedness to consolidated capitalization below 55 percent is also required. Consolidated net indebtedness is indebtedness measured in accordance with generally accepted accounting principles in the United States reduced by cash and eligible short term investments in excess of $30 million. At December 31, 2005 the Company was in compliance with the financial covenants contained it its credit agreements. At that date, the ratio of consolidated net indebtedness to consolidated capitalization was 20.5 percent as a result of the debt repurchases during 2005. The interest coverage ratio was adequate. The Company anticipates that it will remain in compliance with these covenants in 2006 based upon its business forecast for the year.
The Agreement, as amended, provides up to $175 million in credit facilities until August 31, 2008. On March 31, 2005, the Company cancelled the additional $175 million short-term facility which would have expired on June 29, 2005. This action was taken due to the strong cash position of the Company resulting from the sale of the Company’s automotive operations in December 2004.
The Company’s revolving credit facility also contains a covenant which prevents the disposition of a substantial portion of its assets. A waiver of this covenant was granted by the bank group in December 2004 to permit the disposition of Cooper-Standard Automotive.
The Company had entered into $150 million of interest rate swap contracts to convert a portion of the 2009 Senior Notes to floating rates. In the second quarter of 2005, the Company settled these contracts recording a gain of $1,700 which is included in interest expense. The carrying value of the 7.75 percent notes had been increased by the change in the fair value of the related interest rate swap contracts of $3.7 million at December 31, 2004. The net amounts paid or received from these interest rate swap contracts were recorded as an adjustment to interest expense.
The Company established a $1.2 billion universal shelf registration in 1999 in connection with an acquisition. Fixed rate debt of $800 million was issued pursuant to the shelf registration in December 1999 to fund the acquisition. The remaining $400 million available under the shelf registration continues to be available at December 31, 2005. Securities that may be issued under this shelf registration include debt securities, preferred stock, fractional interests in preferred stock represented by depositary shares, common stock, and warrants to purchase debt securities, common stock or preferred stock.

Available cash and contractual commitments - At December 31, 2005 the Company had cash and cash equivalents totaling $281 million. The Company’s additional borrowing capacity through use of its credit agreement with its bank group and other bank lines at December 31, 2005 was $170 million.
The Company’s objectives related to the investment of cash not required for operations is to preserve capital, meet the Company’s liquidity needs, and earn a return consistent with these guidelines and market conditions. Investments deemed eligible for the investment of the Company’s cash include 1) U.S. Treasury securities and general obligations fully guaranteed with respect to principle and interest by the government, 2) obligations of U.S. government agencies, 3) commercial paper or other corporate notes of prime quality purchased directly from the issuer or through recognized money market dealers, 4) time deposits, certificates of deposit or bankers’ acceptances of banks rated “A-” by Standard & Poor’s or “A3” by Moody’s, 5) collateralized mortgage obligations rated “AAA” by Standard & Poor’s and “Aaa” by Moody’s, 6) tax-exempt and taxable obligations of state and local governments of prime quality, and 7) mutual funds or outside managed portfolios that invest in the above investments. The short-term investments in 2004 are comprised of corporate notes and floating-rate securities.
The Company’s Board of Directors, at its February 15, 2005 meeting, authorized the repurchase of up to $200 million of the Company’s publicly traded notes and increased the authority to $350 million on May 2, 2005. The repurchase of debt may be accomplished through open market transactions, a tender offer, or a combination of the two. During 2005, the Company repurchased $278.4 million of its publicly traded notes. In addition, the Board authorized the repurchase of up to $200 million worth of the Company’s common stock through open market transactions. As of December 31, 2005, the Company had repurchased 10,151,636 shares for $189.8 million under this authorization.
The Company anticipates that cash flows from operations in 2006 will be positive and will approximate its projected capital expenditures, including its portion of expenditures in partially-owned subsidiaries and dividend goals. The Company is investing in China through a joint venture formed to build a tire production facility and by its obtaining a 51 percent ownership position in Cooper Chengshan (Shandong) Passenger Tire Co. Ltd. and Cooper Chengshan (Shandong) Tire Company, Ltd. Projected investments in the joint venture for 2006 are about $60 million of which the Company is obligated to fund 50 percent and the cash investment for the acquisition of the Chengshan ownership position will approximate $77 million. Additional investment amounts relating to acquisitions, if any, are difficult to predict at this time. As of December 31, 2005, there are no significant long-term debt repayment obligations due until 2009.
The Company’s cash requirements relating to contractual obligations at December 31, 2005 are summarized in the following table:

(Dollar amounts in thousands)	Payment Due by Period
		Less than			After
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$486,538	$—	$—	$192,080	$294,458
Capital lease obligations	5,080	—	—	—	5,080
Operating leases	67,122	12,293	20,341	21,265	13,223
Notes payable	79	79	—	—	—
Unconditional purchase (a)	68,801	68,801	—	—	—
Postretirement benefits other than pensions (b)	198,682	16,685	33,639	36,068	112,290
Other long-term liabilities (b) (c)	240,257	450	69,967	1,687	168,153

Total contractual cash obligations	$1,066,559	$98,308	$123,947	$251,100	$593,204

(a)	Noncancelable purchase order commitments for capital expenditures and raw materials, principally natural rubber, made in the ordinary course of business.
(b)	Based on long-term amounts recorded under U.S. generally accepted accounting principles.
(c)	Minimum pension liability, class action settlement, nonqualified benefit plans, warranty reserve, and other non-current liabilities.
Credit agency ratings – Standard & Poor’s has rated the Company’s long-term corporate credit, senior unsecured debt and senior unsecured shelf registration at BB+ with a negative outlook. The Company’s short-term credit and commercial paper rating is A-2. Moody’s Investors Service has assigned a Ba2 rating to the Company’s long-term debt and a rating of P-2 to the short-term credit and commercial paper. The Company believes it will continue to have access to the credit markets, although at higher borrowing costs than in the past.
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
Use of estimates in connection with the sale of the Company’s automotive operations – The sale of the Company’s automotive operations in 2004 included contract provisions which required estimates to be made in accounting and reporting the impact of the sale. The most significant of these were estimates of final proceeds, estimates of future payments under provisions of the agreement which require the Company to indemnify the buyer upon the occurrence of certain liabilities, the amount of pension obligations and plan assets being transferred to the buyer, the amount of post-retirement pension obligations assumed by the buyer, and possible severance obligations for key executives of the automotive operations.
The agreement provided for various post-closing adjustments based on differences between estimated amounts of cash, debt and target working capital used at closing and final amounts later agreed to by the parties. The agreement provided for reporting by the buyer of final amounts in early February 2005 with subsequent periods for review by the Company and resolution of disputes, if any. Amounts used in determining the gain of the sale of the automotive operations at December 31, 2004 included the final amounts reported by the buyer. Differences from those amounts and the final payment amounts agreed to by both parties have been reflected as adjustments to the gain on the sale in the period the final amounts were determined.
The agreement also provided for indemnification of the buyer by the Company for all income tax liabilities related to periods prior to closing and for various additional items outlined in the agreement. Indemnity payments would reduce the purchase price and the amount of gain on the sale. The recorded gain on the sale included reductions for estimates of the expected tax liabilities and the other potential indemnity items to the extent they were deemed to be probable and estimable at December 31, 2004. Where amounts are probable and a range of loss is possible, the Company considered whether an amount within the range of outcomes was more likely than other amounts. If so, the most likely amount was recorded as a reduction of the gain with corresponding liabilities for the future indemnity payments. If no amount within the range of possible amounts was more likely than other amounts, the Company recorded the minimum amount believed to be probable. The Company will reevaluate the probability of indemnity payments being required quarterly and adjustments, if any, to the initial estimates will be reflected as income or loss of discontinued operations in the periods when revised estimates are determined.
In connection with the divestiture of the automotive operations, defined benefit plans relating to automotive operations were assumed by the buyer except those relating to previously closed automotive plants. Obligations assumed by the buyer consisted of 1) plans established under collective bargaining agreements, all of which related to discrete automotive employee units, which have been separately measured and were transferred to the buyer at closing and 2) obligations relating to active automotive employees and retirees who participated in the Company’s non-bargained defined benefit plan which covered all eligible non-bargained employees. In 2004 the Company’s actuary had provided estimates of the total obligations, computed using the Company’s accounting methods and actuarial assumptions, and assets to be transferred to the buyer. The estimated amounts to be transferred to the buyer and amounts for plans to be retained by the Company were measured at December 31, 2004 and were reflected in the disclosures contained in footnotes to the financial statements. Actual amounts transferred were determined in the third quarter of 2005 and did not differ materially from the estimates prepared.
Similarly, post-retirement benefit obligations relating to the automotive operations sold were transferred to the buyer. Actuarial estimates of the amount of obligation being assumed by the buyer and the remaining obligations of the Company are disclosed in the accompanying footnotes to financial statements. Final actuarial determinations were completed in 2005 and did not differ materially from the estimated amounts shown in the footnotes to the financial statements at December 31, 2004.
Under terms of an employment agreement with the president of the automotive operations and terms of a change in control severance pay plan for eight additional key automotive executives, such executives are entitled to specified severance payments if terminated by the buyer within predetermined time periods after the sale. The Company is obligated to pay the severance costs and related excise taxes, if any, if severance occurs on or prior to December 31, 2007 in the case of the automotive operation’s president and on or prior to December 22, 2006 for the eight other automotive executives. The Company was required to fund, immediately following the sale, its potential obligation for such severance payments into a rabbi trust with a third party trustee for the possible benefit of these executives. During the third quarter of 2005, the Company recorded a liability for the separation of one of these executives. Based on the positions the remaining executives retained after the sale, the ownership interests they acquired as a result of the transaction, and the incentives provided to them by the buyer after the sale, the Company does not believe it is presently probable that any of these executives will be terminated within the periods in which it is obligated to pay the severance costs. Accordingly, no additional accrual for severance has been recorded. If information becomes known to the Company at a later date which indicates severance of one or more of the remaining covered executives is probable within the time period covered by the Company, accruals for severance will be required.
Certain operating leases related to property and equipment used in the operations of Cooper-Standard Automotive were guaranteed by the Company. These guarantees require the Company, in the event Cooper-Standard fails to honor its commitments, to satisfy the terms of the lease agreements. As part of the sale of the automotive operations, the Company is seeking releases of those guarantees but to date has been unable to secure releases from certain lessors. The most significant of those leases is for a U. S. manufacturing facility with a remaining term of 11 years and total remaining payments of approximately $12.5 million. Other leases cover two facilities in the United Kingdom and manufacturing equipment. These leases have remaining terms of from one to eight years and remaining payments of approximately $5.9 million. The Company does not believe it is presently probable that it will be called upon to make these payments. Accordingly, no accrual for these guarantees has been recorded. If information becomes known to the Company at a later date which indicates its performance under these guarantees is probable, accruals for the obligations will be required.
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
Products liability costs totaled $41,040, $60,476 and $52,323 in 2003, 2004 and 2005, respectively, and include recoveries of legal fees of $14,752, $9,349 and $12,700 in 2003, 2004 and 2005, respectively. Policies applicable to claims occurring on April 1, 2003 and thereafter do not provide for recovery of legal fees.

Income Taxes — The Company is required to make certain estimates and judgments to determine income tax expense for financial statement purposes. These estimates and judgments are made in the calculation of tax credits, tax benefits and deductions (such as the tax benefit for export sales) and in the calculation of certain tax assets and liabilities which arise from differences in the timing of the recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to tax provisions in subsequent periods.
The Company must assess the likelihood that it will be able to recover its deferred tax assets. If recovery is not likely, the provision for income tax expense must be increased by recording a valuation allowance against the deferred tax assets that are deemed to be not recoverable. The Company has recorded a valuation allowance against its net capital loss, state net operating losses and state tax credits at December 31, 2005 as it does not anticipate the utilization of these assets before they expire. In the event there is a change in circumstances in the future which would affect the utilization of these deferred tax assets, the tax provision in that accounting period would be reduced by the amount of the assets then deemed to be realizable.
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
Impairment of long-lived assets — The Company’s long-lived assets include property, plant and equipment, long-term investments, goodwill and other intangible assets. If an indicator of impairment exists for certain groups of property, plant and equipment or definite-lived intangible assets, the Company will compare the forecasted undiscounted cash flows attributable to the assets to their carrying values. If the carrying values exceed the undiscounted cash flows, the Company then determines the fair values of the assets. If the carrying values exceed the fair values of the assets, then an impairment charge is recognized for the difference. During 2005, impairments of $.9 million were recorded related to molds used in the North American Tire Operations segment. During 2004, impairments of $7.5 million were recorded as part of the Company’s restructuring expenses related to the decision to cease radial medium truck tire production.
The Company assesses the potential impairment of its goodwill and other indefinite-lived assets at least annually or when events or circumstances indicate impairment may have occurred. The carrying value of these assets is compared to their fair value. If the carrying values exceed the fair values, then a hypothetical purchase price allocation is computed and the impairment charge, if any, is then recorded. As discussed in the notes to the consolidated financial statements, the Company assessed its goodwill and indefinite-lived intangible assets at December 31, 2005 and no impairment was indicated.
The Company cannot predict the occurrence of future impairment-triggering events. Such events may include, but are not limited to, significant industry or economic trends and strategic decisions made in response to changes in the economic and competitive conditions impacting the Company’s businesses.
Pension and postretirement benefits — The Company has recorded significant pension liabilities in the United States and the United Kingdom and other postretirement benefit liabilities in the United States that are developed from actuarial valuations. The determination of the Company’s pension liabilities requires key assumptions regarding discount rates used to determine the present value of future benefits payments, expected returns on plan assets, and the rates of future compensation increases. The discount rate is also significant to the development of other postretirement benefit liabilities. The Company determines these assumptions in consultation with, and after input from, its actuaries.
The discount rate reflects the rate used to estimate the value of the Company’s pension and other postretirement liabilities for which they could be settled at the end of the year. When determining the discount rate, the Company considers the most recent available interest rates on Moody’s Aa Corporate bonds, with maturities of at least twenty years, late in the fourth quarter and then factors into the rate its expectations for change by year-end. The Company discounted the expected pension disbursements over the next fifty years using a yield curve based on market data as of December 31, 2005 which validated the present value determined using the single benchmark rate for all years. Based upon this analysis, the Company reduced the discount rate used to measure its United States pension and postretirement benefit liabilities to 5.75 percent at December 31, 2005 from 6.00 percent at December 31, 2004. A similar analysis was completed in the United Kingdom and the Company reduced the discount rate used to measure its United Kingdom pension liabilities to 5.5 percent at December 31, 2005 from 6.5 percent at December 31, 2004. The effect of these reductions in the discount rate assumption was to increase the projected benefit obligation at December 31, 2005 which will also result in increases of approximately $7 million in pension expense and approximately $500,000 in other postretirement benefits expense during 2006.
The rate of future compensation increases is used to determine the future benefits to be paid for salaried and non-bargained employees, because the amount of a participant’s pension is partially attributable to the compensation earned during his or her career. The rate reflects the Company’s expectations over time for salary and wage inflation and the impacts of promotions and incentive compensation, which is based on profitability. The Company used 3.25 percent for the estimated future compensation increases in measuring its United States pension liabilities at December 31, 2005 and December 31, 2004. In the United Kingdom, the Company used 4.0 percent for the estimated future compensation increase at December 31, 2005 compared to a rate of 4.5 percent at December 31, 2004.
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
The actual return on United States pension plans’ assets approximated 8.0 percent in 2005 and 9.6 percent in 2004. The lower actual return on plan assets reflects more modest equity and fixed income returns than the prior year. The actual return on United Kingdom pension plan assets approximated 19.4 percent in 2005 and 9.9 percent in 2004. The higher returns in 2005 were mainly the result of very strong equity returns, with the United Kingdom plan’s U. K. equities returning more than 23 percent and its overseas equities returning more than 30 percent. Using recent and projected market and economic conditions, the Company maintained its estimate for the expected long-term return on its United States plan assets at nine percent, the same assumption used to derive 2004 and 2005 expense. The expected long-term return on United Kingdom plan assets used to derive the 2005 pension expense was 8.75 percent compared to a rate of 9.0 percent used to derive the 2004 pension expense. The lower rate is the result of a reduction in bond yields in 2004 which led to an expectation of lower investment returns in 2005.
The Company has accumulated net deferred losses resulting from the shortfalls and excesses in actual returns on pension plan assets from expected returns and, in the measurement of pensions liabilities, decreases and increases in the discount rate and the rate of future compensation increases and differences between actuarial assumptions and actual experience totaling $314 million at December 31, 2005. These amounts are being amortized in accordance with the corridor amortization requirements of SFAS No. 87, “Employers’ Accounting for Pensions,” over periods ranging from ten years to 15 years. Amortization of these net deferred losses was $13 million in 2005 and $14 million in 2004.
The Company adopted SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” in 1992 and, to mitigate the impact of medical cost inflation on the Company’s retiree medical obligation, instituted per participant, or per household, caps on the amounts of retiree medical benefits it will provide to future retirees. The caps do not apply to individuals who retired prior to certain specified dates. Costs in excess of these caps will be paid by plan participants. The Company implemented increased cost sharing in 2004 in the retiree medical coverage provided to certain eligible current and future retirees. Since then cost sharing has expanded such that nearly all covered retirees pay a charge to be enrolled. The medical care cost trend rate has a significant impact on the liabilities recorded by the Company. A one percent increase in the assumed health care cost trend rate would increase retiree medical obligations by $5.2 million and increase retiree medical benefits expense by $.6 million.
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted in December 2003. The Act introduced a prescription drug benefit under Medicare Part D as well as an option for a federal subsidy to sponsors of retiree health plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003.” This FSP provided accounting and disclosure guidance for employers who sponsor postretirement health care plans that provide drug benefits. Regulations regarding implementation of provisions relevant to the Company’s accounting are complex and contain acknowledged open issues. The Act reduced the Company’s net periodic postretirement benefit cost by $2,183 in 2004 including service cost, interest cost and amortization of the actuarial gain. The total impact on the Company’s actuarial liability in 2004, under all U. S. plans, was a reduction of $15,300 and is being accounted for as an actuarial gain that will be amortized as a reduction of the Company’s periodic expense and balance sheet liability over a period of fifteen years. The 2005 net periodic postretirement benefit cost includes the benefits of the Act. The Company has applied to receive the federal drug subsidy in 2006 and intends to continue to analyze the options available with respect to the relationship of the Company health care benefits with all parts of Medicare to attain the most cost effective coordination.

Off-Balance Sheet Arrangements
Certain operating leases related to property and equipment used in the operations of Cooper-Standard Automotive were guaranteed by the Company. These guarantees require the Company, in the event Cooper-Standard fails to honor its commitments, to satisfy the terms of the lease agreements. As part of the sale of the automotive operations, the Company is seeking releases of those guarantees but to date has been unable to secure releases from certain lessors. The most significant of those leases is for a U. S. manufacturing facility with a remaining term of 11 years and total remaining payments of approximately $12.5 million. Other leases cover two facilities in the United Kingdom and manufacturing equipment. These leases have remaining terms of from one to eight years and remaining payments of approximately $5.9 million. The Company does not believe it is presently probable that it will be called upon to make these payments. Accordingly, no accrual for these guarantees has been recorded. If information becomes known to the Company at a later date which indicates its performance under these guarantees is probable, accruals for the obligations will be required.
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
A ten percent decrease in interest rates would have adversely affected the fair value of the Company’s fixed-rate, long-term debt by approximately $27.1 million at December 31, 2005 and approximately $40.7 million at December 31, 2004. A ten percent increase in the interest rates for the Company’s floating rate long-term debt obligations would not have been material to the Company’s results of operations and cash flows.
To manage the volatility of currency exchange exposures related to future sales and purchases, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. For the residual portion, the Company enters into forward exchange contracts and purchases options with maturities of less than 12 months pursuant to the Company’s policies and hedging practices. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value of cash flows of the underlying exposures being hedged. The Company’s unprotected exposures to earnings and cash flow fluctuations due to changes in foreign currency exchange rates were not significant at December 31, 2005 and 2004.
The Company enters into fair value, foreign exchange contracts to manage its exposure to foreign currency denominated receivables and payables. The impact from a ten percent change in foreign currency exchange rates on the Company’s foreign currency denominated obligations and related foreign exchange contracts would not have been material to the Company’s results of operations and cash flows.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31
(Dollar amounts in thousands except per share amounts)

	2003	2004		2005
Net sales	$1,850,853	$2,081,609		$2,155,185
Cost of products sold	1,641,468	1,848,616		1,967,835

Gross profit	209,385	232,993		187,350

Selling, general and administrative	146,076	171,689		161,192
Adjustments to class action warranty	(3,900)	(11,273)		(277)
Restructuring	2,190	9,353		—

Operating profit	65,019	63,224		26,435

Interest expense	29,146	27,569		54,511
Debt extinguishment costs	—	—		4,228
Interest income	(1,170)	(2,068)		(18,541)
Other — net	(162)	2,717		588

Income/(loss) from continuing operations before income taxes	37,205	35,006		(14,351)

Provision for income taxes	9,861	7,560		704

Income/(loss) from continuing operations before minority interests	27,344	27,446		(15,055)

Minority interests	—	—		22

Income/(loss) from continuing operations	27,344	27,446		(15,033)

Income from discontinued operations, net of income taxes	46,491	61,478		—

Gain on sale of discontinued operations including income tax benefit	—	112,448		5,677

Net income/(loss)	$73,835	$201,372		$(9,356)

Basic earnings (loss) per share:
Income/(loss) from continuing operations	$0.37	$0.37		$(0.24)
Income from discontinued operations	0.63	0.83		—
Gain on sale of discontinued operations	—	1.52		0.09

Net income/(loss)	$1.00	$2.71	*	$(0.15)

Diluted earnings (loss) per share:
Income/(loss) from continuing operations	$0.37	$0.37		$(0.24)
Income from discontinued operations	0.63	0.82		—
Gain on sale of discontinued operations	—	1.50		0.09

Net income/(loss)	$1.00	$2.68	*	$(0.15)

* Amounts do not add due to rounding
See Notes to Consolidated Financial Statements, pages 35 to 60.

CONSOLIDATED BALANCE SHEETS
December 31
(Dollar amounts in thousands)

	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$881,728	$280,712
Short-term investments	46,064	—
Accounts receivable, less allowances of $4,868 in 2004 and $5,765 in 2005	340,897	338,793
Accounts receivable from sale of automotive operations	48,770	—
Inventories at lower of cost (last-in, first-out) or market:
Finished goods	172,890	221,968
Work in process	16,726	21,820
Raw materials and supplies	59,166	62,258

	248,782	306,046

Prepaid expenses, income taxes refundable and deferred income taxes	65,425	42,850
Assets of discontinued operations and held for sale	10,813	400

Total current assets	1,642,479	968,801
Property, plant and equipment:
Land and land improvements	35,034	39,152
Buildings	258,532	266,364
Machinery and equipment	1,308,498	1,396,248
Molds, cores and rings	206,457	225,555

	1,808,521	1,927,319
Less accumulated depreciation and amortization	1,079,101	1,141,094

Net property, plant and equipment	729,420	786,225

Goodwill	48,172	48,172
Intangibles, net of accumulated amortization of $15,038 in 2004 and $18,028 in 2005	34,098	31,108
Restricted cash	12,484	12,382
Other assets	201,431	305,498

	$2,668,084	$2,152,186

See Notes to Consolidated Financial Statements, pages 35 to 60.

December 31

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$459	$79
Accounts payable	182,061	157,785
Accrued liabilities	108,197	99,659
Income taxes	1,320	15,390
Liabilities related to the sale of automotive operations	19,201	4,684
Liabilities of discontinued operations	727	—

Total current liabilities	311,965	277,597

Long-term debt	773,704	491,618
Postretirement benefits other than pensions	169,484	181,997
Other long-term liabilities	178,282	225,850
Long-term liabilities related to the sale of automotive operations	23,116	14,407
Deferred income taxes	41,000	21,941
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 86,321,889 shares issued in 2004 and 86,322,514 in 2005	86,322	86,323
Capital in excess of par value	38,072	37,667
Retained earnings	1,397,268	1,361,269
Cumulative other comprehensive loss	(74,085)	(86,323)

	1,447,577	1,398,936

Less: common shares in treasury at cost (15,182,567 in 2004 and 25,001,503 in 2005)	(277,044)	(460,160)

Total stockholders’ equity	1,170,533	938,776

	$2,668,084	$2,152,186

See Notes to Consolidated Financial Statements, pages 35 to 60.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands except per share amounts)

				Cumulative
	Common	Capital In		Other	Common
	Stock	Excess of	Retained	Comprehensive	Shares in
	$1 Par Value	Par Value	Earnings	Income (Loss)	Treasury	Total
Balance at January 1, 2003	$84,862	$18,981	$1,184,115	$(149,230)	$(197,012)	$941,716

Net income			73,836			73,836
Other comprehensive income:
Minimum pension liability adjustment, net of $7,113 tax effect				(12,555)		(12,555)
Currency translation adjustment				55,223		55,223
Change in the fair value of derivatives and unrealized gain on marketable securities, net of $1,919 tax effect				(3,117)		(3,117)

Comprehensive income						113,387
Stock compensation plans	406	5,832				6,238
Cash dividends — $.42 per share			(30,952)			(30,952)

Balance at December 31, 2003	85,268	24,813	1,226,999	(109,679)	(197,012)	1,030,389

Net income			201,372			201,372
Other comprehensive income:
Minimum pension liability adjustment, net of $16,641 tax effect				24,798		24,798
Currency translation adjustment				23,200		23,200
Change in the fair value of derivatives and unrealized gain on marketable securities, net of $894 tax effect				1,454		1,454
Sale of Automotive				(13,858)		(13,858)

Comprehensive income						236,966
Purchase of treasury shares					(83,064)	(83,064)
Stock compensation plans	1,054	13,259			3,032	17,345
Cash dividends — $.42 per share			(31,103)			(31,103)

Balance at December 31, 2004	86,322	38,072	1,397,268	(74,085)	(277,044)	1,170,533

Net loss			(9,356)			(9,356)
Other comprehensive income (loss):
Minimum pension liability adjustment, net of $4,238 tax effect				(4,818)		(4,818)
Currency translation adjustment				(10,714)		(10,714)
Change in the fair value of derivatives and unrealized gain on marketable securities, net of $2,034 tax effect				3,294		3,294

Comprehensive income (loss)						(21,594)
Purchase of 10,151,636 treasury shares					(189,764)	(189,764)
Stock compensation plans, including tax benefit of $1,273	1	(405)			6,648	6,244
Cash dividends — $.42 per share			(26,643)			(26,643)

Balance at December 31, 2005	$86,323	$37,667	$1,361,269	$(86,323)	$(460,160)	$938,776

See Notes to Consolidated Financial Statements, pages 35 to 60.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31
(Dollar amounts in thousands)

	2003	2004	2005
Operating activities:
Net income/(loss) from continuing operations	$27,344	$27,446	$(15,033)
Adjustments to reconcile net income/(loss) from continuing operations to net cash provided by continuing operations:
Depreciation	109,709	109,805	108,340
Amortization	5,958	4,792	7,327
Deferred income taxes	11,532	(12,296)	(16,522)
Stock based compensation	—	—	248
Joint venture partner losses	—	—	(22)
Adjustments to class action warranty	(3,900)	(11,273)	(277)
Restructuring asset write-down	—	9,251	—
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(65,529)	(8,379)	(2,952)
Inventories	13,599	(55,823)	(62,715)
Prepaid expenses	15,252	(24,765)	28,156
Accounts payable	39,772	44,154	(21,329)
Accrued liabilities	(22,624)	1,106	15,931
Other non-current items	36,725	(91,335)	30,100

Net cash provided by (used in) continuing operations	167,838	(7,317)	71,252
Net cash provided by (used in) discontinued operations	66,744	109,289	(17,635)

Net cash provided by operating activities	234,582	101,972	53,617
Investing activities:
Property, plant and equipment	(96,081)	(159,308)	(172,152)
Investment in Kumho Tire Company	—	—	(107,961)
Proceeds from the sale of (investment in) available-for-sale debt securities	—	(46,064)	46,064
Acquisition of businesses, net of cash acquired	(13,110)	—	—
Proceeds from the sale of business	—	1,172,267	54,270
Proceeds from the sale of assets	474	37	3,709

Net cash provided by (used in) continuing operations	(108,717)	966,932	(176,070)
Net cash provided by (used in) discontinued operations	(53,310)	(45,318)	3,170

Net cash provided by (used in) investing activities	(162,027)	921,614	(172,900)
Financing activities:
Payments on long-term debt	(12,504)	(90,003)	(278,362)
Net borrowings (repayments) under credit facilities	12,683	(32,751)	(354)
Contributions of joint venture partner	—	—	4,210
Purchase of treasury shares	—	(83,064)	(189,764)
Payment of dividends	(30,952)	(31,103)	(26,643)
Issuance of common shares	6,238	17,345	4,673

Net cash used in continuing operations	(24,535)	(219,576)	(486,240)
Net cash provided by (used in) discontinued operations	(36,306)	14,495	—

Net cash used in financing activities	(60,841)	(205,081)	(486,240)

Effects of exchange rate changes on cash of continuing operations	(10,183)	9,757	4,507
Effects of exchange rate changes on cash of discontinued operations	20,147	(12,960)	—

Changes in cash and cash equivalents	21,678	815,302	(601,016)
Cash and cash equivalents at beginning of year	44,748	66,426	881,728

Cash and cash equivalents at end of year	$66,426	$881,728	$280,712

Cash and cash equivalents at end of year:
Continuing operations	$28,550	$881,728	$280,712
Discontinued operations	37,876	—	—

	$66,426	$881,728	$280,712

See Notes to Consolidated Financial Statements, pages 35 to 60.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share amounts)
Significant Accounting Policies
Reclassification – On December 23, 2004, the Company sold its automotive business, Cooper-Standard Automotive (“Cooper-Standard”) to an entity formed by The Cypress Group and Goldman Sachs Capital Partners. Also in September 2004, the North American Tire Operations segment announced its intent to cease its inner tube business. These operations are considered to be discontinued operations as defined under Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and require specific accounting and reporting.
The Company’s consolidated financial statements reflect the accounting and disclosure requirements of SFAS No. 144, which mandate the segregation of operating results for the current year and comparable prior year periods and the balance sheets related to the discontinued operations from those related to ongoing operations. Accordingly, the consolidated statements of operations for the years ended December 31, 2003 and 2004 reflect this segregation as income from continuing operations and income from discontinued operations and the consolidated balance sheet at December 31, 2004 displays the segregation of the total assets of the operations to be sold as an aggregated current asset and the related total liabilities as an aggregated current liability.
Certain amounts for prior years have been reclassified to conform to 2005 presentations.
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
The Company has entered into a joint venture with Kenda Tire Company to construct and operate a tire manufacturing facility in China. The Company has determined it is the primary beneficiary of this variable interest entity and has included its assets, liabilities, and operating results in its consolidated financial statements. The Company has recorded the minority interest related to the joint venture partners’ ownership in other long-term liabilities. The following table summarizes the balance sheet of this variable interest entity:

Assets
Cash and cash equivalents	$608
Accounts receivable	106
Prepaid expenses	39

Total current assets	753
Property, plant and equipment	9,563

Total assets	$10,316

Liabilities and stockholders’ equity
Accounts payable	$404
Accrued liabilities	4

Current liabilities	408
Stockholders’ equity	9,908

Total liabilities and stockholders’ equity	$10,316

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
The Company’s objectives related to the investment of cash not required for operations is to preserve capital, meet the Company’s liquidity needs, and earn a return consistent with these guidelines and market conditions. Investments deemed eligible for the investment of the Company’s cash include 1) U.S. Treasury securities and general obligations fully guaranteed with respect to principle and interest by the government, 2) obligations of U.S. government agencies, 3) commercial paper or other corporate notes of prime quality purchased directly from the issuer or through recognized money market dealers, 4) time deposits, certificates of deposit or bankers’ acceptances of banks rated “A-” by Standard & Poor’s or “A3” by Moody’s, 5) collateralized mortgage obligations rated “AAA” by Standard & Poor’s and “Aaa” by Moody’s, 6) tax-exempt and taxable obligations of state and local governments of prime quality, and 7) mutual funds or outside managed portfolios that invest in the above investments. At December 31, 2004 the Company had cash and cash equivalents totaling $881,728 and short-term investments totaling $46,064, resulting from the sale of Cooper-Standard on December 23, 2004. The short-term investments were comprised of corporate notes and floating-rate securities. At December 31, 2005, the Company has cash and cash equivalents totaling $280,712. The majority of the cash and cash equivalents was invested in eligible financial instruments in excess of amounts insured by the Federal Deposit Insurance Corporation and therefore subject to credit risk.
Accounts receivable – The Company records trade accounts receivable when revenue is recorded in accordance with its revenue recognition policy and relieves accounts receivable when payments are received from customers.
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
Inventories — Inventories are valued at cost, which is not in excess of market. Inventory costs have been determined by the last-in, first-out (“LIFO”) method for substantially all U. S. inventories. Costs of other inventories have been determined principally by the first-in, first-out (“FIFO”) method.
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
Pre-production costs related to long-term supply arrangements - When the Company has a contractual arrangement for reimbursement of costs incurred during the engineering and design phase of customer-owned mold projects by the customer, development costs are recorded in Other assets in the accompanying consolidated balance sheets. Reimbursable costs for customer-owned molds included in Other assets were $3,798 and $1,773 at December 31, 2004 and 2005, respectively. Upon completion and acceptance of customer-owned molds, reimbursable costs are recorded as accounts receivable. At December 31, 2004 and 2005, respectively, $1,442 and $1,664 were included in Accounts receivable for customer-owned molds.
Restricted cash — In conjunction with the sale of Cooper-Standard, under terms of an employment agreement with the president of the automotive operations and terms of a change in control severance pay plan for eight additional key executives, such executives are entitled to specified severance payments if terminated by the buyer within predetermined time periods after the sale. The Company is obligated to pay the severance costs and related excise taxes, if any, if severance occurs on or prior to December 31, 2007 in the case of the automotive operation’s president and on or prior to December 22, 2006 for the eight other executives. The Company was required to fund, immediately following the sale, its potential obligation for such severance payments into a rabbi trust with a third party trustee for the possible benefit of these executives. During 2005, a payment was made as a result of the separation of one executive covered by this change in control agreement. The balances of this and other smaller trusts at December 31, 2004 and 2005 were $12,484 and $12,382, respectively.
Earnings (loss) per common share – Net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding each year. Diluted earnings (loss) per share from continuing operations includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings (loss) per share:

(Number of shares in thousands)	2003	2004	2005

Numerator for basic and diluted earnings (loss) per share — income (loss) from continuing operations available to common stockholders	$27,344	$27,446	$(15,033)

Denominator for basic earnings (loss) per share — weighted-average shares outstanding	73,688	74,201	63,653

Effect of dilutive securities — stock options and other stock units	515	984	—

Denominator for diluted earnings (loss) per share — adjusted weighted-average shares outstanding	74,203	75,185	63,653

Basic earnings (loss) per share from continuing operations	$0.37	$0.37	$(0.24)

Diluted earnings (loss) per share from continuing operations	$0.37	$0.37	$(0.24)
Options to purchase shares of the Company’s common stock not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares were 563 in 2003 and 501 in 2004. These options could be dilutive in the future depending on the performance of the Company’s stock. Due to the loss recorded in 2005, 3,165 options were not included in the computation of diluted earnings (loss) per share. During 2005, the Company repurchased 10,151 shares.
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
The Company’s hedges are designed to be highly effective at inception because the critical terms of the hedging instrument and the hedged item are identical. The Company, therefore, is not required to perform a detailed test of effectiveness. However, a reduction in the forecasted or actual hedged item below the hedged amount could result in an ineffective hedge. The Company monitors the forecasted cash flow exposures on an ongoing basis to determine if any ineffectiveness exists. Any hedge ineffectiveness is recorded as an adjustment in the accompanying consolidated statements of operations in the period in which the ineffectiveness occurs. To date, no ineffectiveness has been identified.
Income taxes — Income tax expense for continuing operations and discontinued operations is based on reported earnings (loss) before income taxes in accordance with the tax rules and regulations of the specific legal entities within the various specific taxing jurisdictions where the Company’s income is earned. The income tax rates imposed by these taxing jurisdictions vary substantially. Taxable income may differ from income before income taxes for financial accounting purposes. To the extent that differences are due to revenue or expense items reported in one period for tax purposes and in another period for financial accounting purposes, a provision for deferred income taxes is made using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. Deferred income taxes are not recorded on undistributed earnings of international affiliates based on the Company’s intention that these earnings will continue to be reinvested.
Products liability – The Company accrues costs for products liability at the time a loss is probable and the amount of loss can be estimated. The Company believes the probability of loss can be established and the amount of loss can be estimated only after certain minimum information is available, including verification that Company-produced products were involved in the incident giving rise to the claim, the condition of the product purported to be involved in the claim, the nature of the incident giving rise to the claim, and the extent of the purported injury or damages. In cases where such information is known, each products liability claim is evaluated based on its specific facts and circumstances. A judgment is then made, taking into account the views of counsel and other relevant factors, to determine the requirement for establishment or revision of an accrual for any potential liability. In most cases, the liability cannot be determined with precision until the claim is resolved. Pursuant to applicable accounting rules, the Company accrues the minimum liability for each known claim when the estimated outcome is a range of possible loss and no one amount within that range is more likely than another. No specific accrual is made for individual unasserted claims or for asserted claims where the minimum information needed to evaluate the probability of a liability is not yet known. However, an accrual for such claims based, in part, on management’s expectations for future litigation activity is maintained. Because of the speculative nature of litigation in the United States, the Company does not believe a meaningful aggregate range of potential loss for asserted and unasserted claims can be determined. The total cost of resolution of such claims, or increase in reserves resulting from greater knowledge of specific facts and circumstances related to such claims, could have a greater impact on the consolidated results of operations and financial position of the Company in future periods and, in some periods, could be material.
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
Products liability costs totaled $41,040, $60,476 and $52,323 in 2003, 2004 and 2005, respectively, and include recoveries of legal fees of $14,752, $9,349 and $12,700 in 2003, 2004 and 2005, respectively. Policies applicable to claims occurring on April 1, 2003 and thereafter do not provide for recovery of legal fees.
Advertising expense – Expenses incurred for advertising include production and media and are generally expensed when incurred. Dealer-earned cooperative advertising expense is recorded when earned. Advertising expense for 2003, 2004 and 2005 was $42,002, $51,745 and $48,064, respectively.
Stock-based compensation - The Company accounts for expenses related to employee stock option plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Statement of Financial Accounting Standards “(SFAS”) No. 123, “Accounting for Stock-Based Compensation” requires, if APB Opinion No. 25 is followed, disclosure of pro forma information regarding net income and earnings per share determined as if the Company accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2003	2004	2005
Risk-free interest rate	1.9%	2.4%	3.5%
Dividend yield	2.8%	2.1%	1.9%
Expected volatility of the Company’s common stock	0.341	0.336	0.240
Expected life in years	6.6	6.7	6.8
The weighted-average fair value of options granted in 2003, 2004 and 2005 was $3.74, $5.69 and $5.28, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period.
On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123; however, this Statement requires all share-based payments to employees, including grants of employee stock options, be recognized as an expense in the statement of operations based on their fair values. Pro forma disclosure will no longer be an alternative to financial statement recognition. The Company will be required to adopt SFAS No. 123(R) effective January 1, 2006.
On November 16, 2005, the Compensation Committee of the Company approved an acceleration of vesting of employee stock options and approximately 1,768 options with varying remaining vesting schedules became immediately exercisable. The action to accelerate vesting was done for the purpose of avoiding future expenses associated with any unvested stock options granted prior to the effective date of SFAS No. 123(R). The Company’s reported and pro forma financial results are as follows:

	2003	2004	2005
Income (loss) from continuing operations as reported	$27,344	$27,446	$(15,033)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,659)	(1,322)	(5,138)

Pro forma income (loss) from continuing operations	$25,685	$26,124	$(20,171)

Basic earnings (loss) per share from continuing operations:
Reported	$0.37	$0.37	$(0.24)
Pro forma	0.35	0.35	(0.32)

Diluted earnings (loss) per share from continuing operations:
Reported	$0.37	$0.37	$(0.24)
Pro forma	0.35	0.35	(0.32)
Warranties – The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population, and the value of tires to be replaced. During the third quarters of 2004 and 2005, as a result of the review of the adequacy of its warranty liabilities which is performed each quarter, the Company reduced the enhanced warranty accrual established in 2001 as a result of the class action settlement by $11,273 and $371, respectively. The reduction to the enhanced warranty liability is attributed to a reduction in the eligible population of tires subject to the enhanced warranty due to the passage of time and to lower than expected claims. The reduction to the enhanced warranty liability was offset by an increase in the amount reserved for tire disposal costs. The following table summarizes the activity in the Company’s product warranty liabilities:

	2004	2005
Reserve at January 1	$22,642	$10,048

Additions	4,643	5,789
Reduction to enhanced warranty reserve	(11,273)	(371)
Payments	(5,964)	(6,402)

Reserve at December 31	$10,048	$9,064

Use of estimates – The preparation of consolidated financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of (1) revenues and expenses during the reporting period, and (2) assets and liabilities, as well as disclosure of contingent assets and liabilities, at the date of the consolidated financial statements. Actual results could differ from those estimates.
Revenue recognition - Revenues are recognized when title to the product passes to customers. Shipping and handling costs are recorded in cost of products sold. Allowance programs such as volume rebates and cash discounts are recorded at the time of sale based on anticipated accrual rates for the year.
Research and development - Costs are charged to cost of products sold as incurred and amounted to approximately $17,496, $18,582 and $15,946 in 2003, 2004 and 2005, respectively.
Accounting pronouncements – In November, 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This statement amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard will have no impact on the Company’s consolidated financial statements.
On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123; however, this Statement requires all share-based payments to employees, including grants of employee stock options, be recognized as an expense in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123(R) must be adopted by the Company effective January 1, 2006.
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
The Company currently accounts for share-based payments to employees using the intrinsic value method prescribed in APB Opinion No.25 and as currently permitted by SFAS No. 123. In accordance with that Standard, the Company generally recognizes no compensation cost for employee stock options. Accordingly, the Company’s adoption of the fair value method prescribed in SFAS No. 123(R) will have an impact on its future results of operations. The impact of the adoption of SFAS No. 123(R) will depend on levels of share-based payments granted in the future. Beginning in 2006, compensation expense will be recognized over the vesting period which is generally four years. The Company estimates the amount of expense to be recognized in its 2006 financial statements will be less than $500. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $551 and $2,718 in 2003 and 2004, respectively.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This Statement amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company will adopt this standard on January 1, 2006.
In May, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company will adopt this standard on January 1, 2006.
Acquisitions
On March 10, 2003, the Company purchased Max-Trac Tire Co., Inc., better known as Mickey Thompson Performance Tires & Wheels. The Company had been a supplier to Mickey Thompson for a number of years, providing specialty and off-road tires under the Mickey Thompson and Dick Cepek names. The results of operations of Max-Trac Tire Co., Inc. are included in the consolidated financial statements from the date of acquisition. The acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.
Divestiture of Cooper-Standard Automotive
On December 23, 2004 the Company sold its automotive operations, known as Cooper-Standard Automotive, to an entity formed by The Cypress Group and Goldman Sachs Capital Partners. In addition to the segregation of operating financial results, assets, and liabilities, Emerging Issues Task Force (“EITF”) No. 87-24, “Allocation of Interest to Discontinued Operations,” mandates the reallocation to continuing operations of general corporate overhead previously allocated to discontinued operations and permits the allocation of interest to discontinued operations in accordance with specific guidelines. Corporate overhead that previously would have been allocated to Cooper-Standard of $12,048 and $12,201 for the years ended 2003 and 2004, respectively, is charged against continuing operations in the Company’s consolidated statements of income. The Company used the permitted allocation method for interest expense on corporate debt, which is based on the ratio of net assets sold or discontinued to the sum of total net assets of the consolidated Company plus consolidated debt. Under this method, interest expense of $31,165 and $34,019 for the years ended 2003 and 2004, respectively, was allocated to discontinued operations in addition to interest on debt held directly by Cooper-Standard. Operating results for Cooper-Standard included in income from discontinued operations, net of income taxes, on the Company’s consolidated statements of operations are presented in the following table. These amounts plus the results of other, smaller discontinued operations comprise the total income from discontinued operations.
(Dollar amounts in millions except per share amounts)

	Years Ended December 31,
	2003	2004
Net sales	$1,662,216	$1,851,954

Operating profit, including restructuring costs	110,834	137,838

Interest expense	38,789	36,365
Other — net	(3,584)	(2,696)

Income from discontinued operations before income taxes	75,629	104,169

Provision for income taxes	29,968	39,053

Income from discontinued operations, net of income taxes	$45,661	$65,116

Gain on Sale of Cooper-Standard Automotive
Proceeds from the December 2004 sale of Cooper-Standard Automotive were $1,226,537. In December 2004, the Company recorded a gain of $112,448 on the sale based on the preliminary sales price, including a tax benefit of $6,362 resulting primarily from currently deductible compensation expenses and other costs associated with the sale. During 2005, the Company recorded adjustments to the gain on sale totaling $5,463, plus a tax benefit of $214. There was no tax liability on the gain due to a capital loss in the United States resulting from book and tax bases differences and a statutory exemption from tax on the capital gain in the United Kingdom.
In connection with the sale, the Company agreed to indemnify the buyer against pre-closing income tax liabilities and other items specified in the Sale Agreement. For indemnity commitments where the Company believes future payments are probable, it also believes the expected outcomes can be estimated with reasonable accuracy. Accordingly, for such amounts, a liability has been recorded with a corresponding decrease in the gain on the sale. Other indemnity provisions will be monitored for possible future payments not presently contemplated. With the passage of time, additional information may become available to the Company which would indicate the estimated indemnification amounts require revision. Changes in estimates of the amount of indemnity payments will be reflected as income or loss from discontinued operations in the periods in which the additional information becomes known.
Other Discontinued Operations
In September 2004, the North American Tire Operations segment announced its intent to cease its inner tube business. The segment recorded restructuring charges of $5,163 related to this decision, which included an impairment charge of $2,922 to write the inner tube assets down to their fair market value, severance costs of $1,115, employee benefit costs of $826,000 and other costs of $300,000. All employees affected by this initiative have left the Company and are being paid their severance package in accordance with the terms of their separation. The following table summarizes the activity associated with this initiative since its announcement:

Employee
Separation
Costs
Accrual at January 1, 2005	$727
Severance costs accrued	—
Cash payments	(727)

Accrual at December 31, 2005	$—

Sales for the Company’s inner tube business were $22,019 and $17,301 for the years 2003 and 2004, respectively. Operating profit of $1,277 was generated in 2003. An operating loss of $5,821 was recorded in 2004, including the restructuring charges described above. Net income for the tube operation was $830 in 2003. A net loss of $3,638 was recognized in 2004.
Restructuring
During 2003, the North American Tire Operations segment recorded $2,100 of employee severance costs related to a management reorganization. All employees affected by this reorganization have left the Company and were paid their severance package in accordance with the terms of their separation. The segment also recorded an additional $90 of restructuring costs associated with this initiative.
During 2004, the North American Tire Operations segment initiated two restructuring plans. In the second quarter, the segment announced an initiative to consolidate its pre-cure retread operations in Asheboro, NC, and recorded a charge of $1,715 to write certain related equipment down to its scrap salvage value (the fair market value) and recorded $102 in equipment disposal costs. In the third quarter, a plan to cease production of radial medium truck tires by the end of 2005 at the Albany, GA tire facility was announced. These tires are being sourced from Asian manufacturers. No employees were affected by this initiative. The segment recorded an impairment charge of $7,536 for equipment associated with radial medium truck tire production to write the equipment down to its fair market value as determined by sales proceeds negotiated with a potential buyer.

Assets Held for Sale
As a result of the closure of an Automotive manufacturing facility in the United Kingdom, the assets of that facility with a carrying value of $1,587, were classified as “Assets Held for Sale” on the consolidated balance sheet of the Company at December 31, 2004. This facility was sold in May, 2005.
The assets of the Cleveland, OH manufacturing facility, a closed Cooper-Standard plastics parts operation, valued at $811, remained with the Company and were also classified as “Assets Held for Sale” on the consolidated balance sheet of the Company at December 31, 2004. During 2005, a portion of these assets were sold and the remaining assets were further written down based on updated information regarding their fair value.
The assets of the Clarksdale, MS facility with a carrying value of $6,965 were also classified as “Assets Held for Sale” at December 31, 2004. During the first quarter of 2005, manufacturing equipment associated with the discontinued inner tube operations was sold for $1,235. Discussions regarding the potential sale of the remaining assets of the facility ceased during the first quarter resulting in their reclassification from the “Assets Held for Sale” category to land, buildings and machinery and equipment on the consolidated balance sheet of the Company. This facility currently is producing bladders and providing mixing for the Company’s tire manufacturing facilities.
The radial medium truck tire equipment located at the Albany, GA tire facility that had been classified as “Assets Held for Sale” on the consolidated balance sheet of the Company at December 31, 2004 was sold in April 2005.
“Assets Held for Sale” are recorded at the lower of carrying value or fair value and adjusted if necessary in accordance with SFAS No. 144. The following table summarizes the activity in these assets since December 31, 2004:

			Transferred	Asset
	December 31,	Assets	(from)/to	Writedown	December 31,
	2004	Sold	Held for Sale	to Fair Value	2005
United Kingdom manufacturing facility	$1,587	$(1,587)	$—	$—	$—
Cleveland, OH manufacturing facility	811	(162)	—	(249)	400
Clarksdale, MS manufacturing facility	6,965	(1,235)	(5,730)	—	—
Albany, GA radial medium truck equipment	1,450	(1,450)	—	—	—
Switzerland tire warehouse	—	(764)	764	—	—

	$10,813	$(5,198)	$(4,966)	$(249)	$400

Inventories
Under the LIFO method, inventories have been reduced by approximately $85,954 and $125,617 at December 31, 2004 and 2005, respectively, from current cost which would be reported under the first-in, first-out method. Approximately 77 percent of the Company’s inventories have been valued under the LIFO method at both December 31, 2004 and 2005.
Goodwill and Intangibles
Goodwill is recorded in the segment where it was generated by acquisitions. Purchased goodwill and indefinite-lived intangible assets are tested annually for impairment. The Company also reevaluates its intangible assets and determined that there were no significant changes in their useful lives in 2005. During the fourth quarters of 2004 and 2005, the Company completed its annual tests for goodwill impairment and no impairment was indicated at those times.
The following table presents intangible assets and accumulated amortization balances as of December 31, 2004 and 2005:

	December 31, 2004			December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Definite-lived:
Trademarks and tradenames	$16,480	$(4,141)	$12,339	$16,500	$(5,075)	$11,425
Patents and technology	14,151	(8,898)	5,253	14,131	(10,191)	3,940
Other	5,314	(1,999)	3,315	5,314	(2,762)	2,552

	35,945	(15,038)	20,907	35,945	(18,028)	17,917

Indefinite-lived:
Trademarks	13,191	—	13,191	13,191	—	13,191

	$49,136	$(15,038)	$34,098	$49,136	$(18,028)	$31,108

Estimated amortization expense over the next five years is as follows: 2006 - $3,000, 2007 - $2,982, 2008 - $2,608, 2009 - $1,028, and 2010 - $1,028.
Debt
On June 30, 2004, the Company restated and amended its revolving credit facility with a consortium of ten banks (“the Agreement”). The Agreement contains two primary covenants. An interest coverage ratio (consolidated earnings before interest, taxes, depreciation and amortization divided by consolidated net interest expense) is required to be maintained at a minimum of 3.0 times by the Company. A ratio of consolidated net indebtedness to consolidated capitalization below 55 percent is also required. Consolidated net indebtedness is indebtedness measured in accordance with generally accepted accounting principles in the United States reduced by cash and eligible short term investments in excess of $30 million. At December 31, 2005 the Company was in compliance with the financial covenants contained it its credit agreements. At that date, the ratio of consolidated net indebtedness to consolidated capitalization was 20.5 percent as a result of the debt repurchases during 2005. The interest coverage ratio was adequate. The Agreement, as amended, provides up to $175,000 in credit facilities until August 31, 2008. In addition, the terms of the Agreement permit the Company to request bid rate loans from banks participating in the Agreement. Borrowings under the Agreement bear a margin linked to the Company’s long-term credit ratings from Moody’s and Standard & Poor’s. There are no compensating balances required and the facility fees are not material. The credit facilities also support issuance of commercial paper and letters of credit. There were no borrowings under the revolving credit facilities and no commercial paper was outstanding at December 31, 2004 or 2005.
The Company’s revolving credit facility also contains a covenant which prevents the disposition of a substantial portion of its assets. A waiver of this covenant was granted by the bank group in December 2004 to permit the disposition of Cooper-Standard Automotive.
The Company had entered into $150,000 of interest rate swap contracts to convert a portion of the 2009 Senior Notes to floating rates. In the second quarter of 2005, the Company settled these contracts recording a gain of $1,700 which is included in interest expense. The carrying value of the 7.75 percent notes had been increased by the change in the fair value of the related interest rate swap contracts of $3,721 at December 31, 2004.
During 2005, the Company repurchased $157,920 of its long-term debt due in 2009, $48,422 of its long-term debt due in 2019 and $72,020 of its long-term debt due in 2027. The Company incurred transaction-related costs of $4,228 related to these repurchases, including $3,026 of deferred financing costs written off.
The following table summarizes the long-term debt of the Company at December 31, 2004 and 2005:

	2004	2005
7.75% unsecured notes, aggregate principal payment due December 2009	$353,721	$192,080
8% unsecured notes, aggregate principal payment due December 2019	225,000	176,578
7.625% unsecured notes, aggregate principal payment due March 2027	189,900	117,880
Capitalized leases and other	5,083	5,080

	773,704	491,618
Less current maturities	—	—

	$773,704	$491,618

The Company has no long-term debt maturities due until December 2009 when $192,080 of notes mature.

The Company’s revolving credit facility requires it to maintain, among other things, certain financial ratios. Retained earnings at December 31, 2005 are available for the payment of cash dividends and purchases of the Company’s common shares and are limited by the above ratios.
The Company and its subsidiaries also have, from various banking sources, approximately $15,200 of available short-term lines of credit of which $79, included in Notes payable on the consolidated balance sheet, is outstanding at December 31, 2005, at rates of interest approximating euro-based interest rates. The amounts available and outstanding vary based on exchange rates as borrowings may be in currencies other than the U.S. Dollar.
The weighted average interest rate of short-term notes payable at December 31, 2004 and 2005 was 5.25 percent and 6.00 percent, respectively.
Interest paid on debt, net of payments received under interest rate swap agreements, during 2003, 2004 and 2005 was $64,027, $61,723 and $55,783, respectively. The amount of interest capitalized was $990, $2,014 and $2,612 during 2003, 2004 and 2005, respectively.
Fair Value of Financial Instruments
The fair value of the Company’s debt is computed using discounted cash flow analyses based on the Company’s estimated current incremental borrowing rates. The carrying amounts and fair values of the Company’s financial instruments as of December 31 are as follows:

	2004		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$881,728	$881,728	$280,712	$280,712
Short-term investments	46,064	46,064	—	—
Notes payable	(459)	(459)	(79)	(79)
Long-term debt	(773,704)	(894,204)	(491,618)	(474,318)
Derivative financial instruments	(1,625)	(1,625)	616	616
The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures and fair value hedges of fixed rate debt. Exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations are offset by the change in values of the fair value foreign currency hedges. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish kronar and Chinese Yuan generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2004 and 2005 was $187,000 and $208,600, respectively. The counterparties to each of these agreements are major commercial banks. Management believes that the probability of losses related to credit risk on investments classified as cash and cash equivalents and short-term investments is remote.
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
Stock-Based Compensation
Stock Options
The Company’s 1998 and 2001 incentive compensation plans allow the Company to grant awards to key employees in the form of stock options, stock awards, restricted stock units, stock appreciation rights, performance units, dividend equivalents and other awards. The 1996 incentive stock option plans and the 1998 and 2001 incentive compensation plans provide for granting options to key employees to purchase common shares at prices not less than market at the date of grant. Options under these plans may have terms of up to ten years becoming exercisable in whole or in consecutive installments, cumulative or otherwise. The plans allow the granting of nonqualified stock options which are not intended to qualify for the tax treatment applicable to incentive stock options under provisions of the Internal Revenue Code.
Options which were outstanding at January 1, 2003 under these plans had a term of ten years and became exercisable 50 percent after the first year and 100 percent after the second year. Options which were granted during 2003 and after under the 2001 incentive compensation plan have terms of ten years and become exercisable 25 percent per year. On November 16, 2005, the Compensation Committee of the Company approved an acceleration of vesting of employee stock options and approximately 1,768 options with varying remaining vesting schedules became immediately exercisable. As a result of the acceleration, all of the options of the Company are now exercisable.
The 1998 employee stock option plan allowed the Company to make a nonqualified option grant to substantially all of its employees to purchase common shares at a price not less than market value at the date of grant. Options granted under this plan have a term of ten years and became exercisable in full beginning three years after the date of grant.
The Company’s 2002 nonqualified stock option plan provides for granting options to directors who are not current or former employees of the Company to purchase common shares at prices not less than market at the date of grant. Options granted under this plan have a term of ten years and, since 2005, become exercisable 25 percent per year.

Summarized information for the plans follows:

			Weighted
			Average
		Number of	Exercise	Available
		Shares	Price	For Grant
January 1, 2003
	Outstanding	3,351,810	$17.24
	Exercisable	2,166,410	18.67

	Granted	703,150	14.61
	Exercised	(266,155)	14.23
	Expired	(22,603)	25.17
	Cancelled	(136,806)	17.75

December 31, 2003				4,475,862
	Outstanding	3,629,396	16.89
	Exercisable	2,545,146	17.78

	Granted	705,900	19.81
	Exercised	(394,012)	14.29
	Expired	(20,629)	24.55
	Cancelled	(127,627)	18.84

December 31, 2004				3,987,480
	Outstanding	3,793,028	17.60
	Exercisable	2,599,954	17.56

	Granted	446,585	21.45
	Exercised	(209,155)	14.30
	Expired	(26,168)	24.13
	Cancelled	(343,171)	19.95

December 31, 2005				3,405,990
	Outstanding	3,661,119	17.78
	Exercisable	3,661,119	17.78
The weighted average remaining contractual life of options outstanding at December 31, 2005 is 6.3 years.
Segregated disclosure of options outstanding at December 31, 2005 is as follows:

	Range of Exercise Prices
	Less than or	Greater than $14.75 and	Greater than or
	equal to $14.75	less than $19.80	equal to $19.80
Options outstanding	1,128,906	1,097,781	1,434,432

Weighted average exercise price	$13.82	$17.78	$21.43

Remaining contractual life	5.9	7.1	4.7

Options exercisable	1,128,906	1,097,781	1,434,432

Weighted average exercise price	$13.35	$17.78	$21.43

Restricted Stock Units
Under the 1998 and 2001 Incentive Compensation Plans, restricted stock units may be granted to officers and other key employees. Compensation related to the restricted stock units is determined based on the fair value of the Company’s stock on the date of grant and is amortized to expense over the vesting period. The restricted stock units granted in 2004 and 2005 have vesting periods ranging from one to three years. With the adoption of SFAS No. 123 (R), the Company will recognize compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire. The following table provides details of the restricted stock units granted by the Company:

	2004	2005
Restricted stock unit outstanding at beginning of period	70,439	100,523

Restricted stock units granted	34,074	63,534
Accrued dividend equivalents	2,056	4,165
Restricted stock units settled	(5,004)	(23,405)
Restricted stock units cancelled	(1,042)	(3,129)

Restricted stock unit outstanding at end of period	100,523	141,688

Common Stock
There were 11,550 common shares reserved for grants under compensation plans and contributions to the Company’s Spectrum Investment Savings Plan and Pre-Tax Savings plans at December 31, 2005. The Company matches contributions made by participants to these plans in accordance with a formula based upon the financial performance of the Company. Matching contributions are directed to the Company Stock Fund and must remain invested in that fund until an employee has attained three years of service with the Company. Once an employee has attained three years of service, any matching contributions may be transferred to any of the other investment funds offered under the plans.
Pensions and Postretirement Benefits Other than Pensions
The Company and its consolidated U. S. subsidiaries have a number of plans providing pension, retirement or profit-sharing benefits for substantially all domestic employees. These plans include defined benefit and defined contribution plans. The Company has an unfunded, nonqualified supplemental retirement plan covering certain employees whose participation in the qualified plan is limited by provisions of the Internal Revenue Code.
For defined benefit plans, benefits are generally based on compensation and length of service for salaried employees and length of service for hourly employees. In 2002 a new hybrid pension plan covering all domestic salaried and non-bargained hourly employees was established. Employees at the effective date, meeting certain requirements were grandfathered in the previous defined benefit rules. The new pension plan resembles a savings account. Nominal accounts are credited based on a combination of age, years of service and percentage of earnings. A cash-out option is available upon termination or retirement.
The Company’s general funding policy is to contribute more than minimum requirements but not in excess of amounts deductible for United States federal income tax purposes. Employees of certain of the Company’s foreign operations are covered by either contributory or non-contributory trusteed pension plans.
Participation in the Company’s defined contribution plans is voluntary. The Company matches certain plan participants’ contributions up to various limits. Participants’ contributions are limited based on their compensation and for certain supplemental contributions which are not eligible for company matching based on their age. Company contributions for certain of these plans are dependent on operating performance. Expense for those plans was $3,932, $6,069 and $0 for 2003, 2004 and 2005, respectively.
The Company currently provides retiree health care and life insurance benefits to a significant percentage of its domestic salaried and hourly employees. Domestic salaried and non-bargained hourly employees hired on or after January 1, 2003 are not eligible for retiree health care or life insurance coverage. The majority of new hires covered by domestic bargaining units are also not eligible for retiree health care or life insurance coverage. Subject to specific provisions contained in certain of its labor agreements, the Company has reserved the right to modify or terminate such benefits at any time.
The Company adopted SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” in 1992 and, to mitigate the impact of medical cost inflation on the Company’s retiree medical obligation, instituted per participant, or per household, caps on the amounts of retiree medical benefits it will provide to future retirees. The caps do not apply to individuals who retired prior to certain specified dates. Costs in excess of these caps will be paid by plan participants. The Company implemented increased cost sharing in 2004 in the retiree medical coverage provided to certain eligible current and future retirees. Since then cost sharing has expanded such that nearly all covered retirees pay a charge to be enrolled.
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted in December 2003. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003.” This FSP provided accounting and disclosure guidance for employers who sponsor postretirement health care plans that provide drug benefits. Regulations regarding implementation of provisions relevant to the Company’s accounting are complex and contain acknowledged open issues. The Act reduced the Company’s net periodic postretirement benefit cost by $2,183 in 2004 including service cost, interest cost and amortization of the actuarial gain. The total impact on the Company’s actuarial liability in 2004, under all U. S. plans, was a reduction of $15,300 and is being accounted for as an actuarial gain that will be amortized as a reduction of the Company’s periodic expense and balance sheet liability over a period of fifteen years. The 2005 net periodic postretirement benefit cost includes the benefits of the Act. The Company has applied to receive the federal drug subsidy in 2006 and intends to continue to analyze the options available with respect to the relationship of the Company health care benefits with all parts of Medicare to attain the most cost effective coordination.
In connection with the divestiture of the Company’s automotive operations, defined benefit plans relating to automotive operations were assumed by the buyer except those relating to previously closed plants. Obligations assumed by the buyer consisted of 1) plans established under collective bargaining agreements all of which related to discrete automotive employee units and which have been separately measured and transferred to the buyer at closing and 2) obligations relating to active automotive employees and retirees who participated in the Company’s non-bargained defined benefit plan which covered all eligible non-bargained employees. Pursuant to terms of the sale, an actuarial determination was made of the obligations and assets being split from the Company’s non-bargained plan. As of December 31, 2004, the Company’s actuary provided estimates of the obligations, computed using the Company’s accounting methods and actuarial estimates, and trust assets to be transferred to the buyer. The estimated amounts were reflected in the table below in 2004. The final derivation of trust assets was agreed with the buyer and transferred during the third quarter of 2005 and minor adjustments are reflected in 2005 in the following table.
The table below reflects changes in the projected obligations and fair market values of assets in all defined benefit pension and other postretirement benefit plans of the Company, including those relating to the automotive group through December 23, 2004, the date of the sale of the automotive operations, and, in 2004, are reduced by the estimated amounts assumed by the buyer to arrive at estimated amounts retained by the Company. The funded status of the plans, amounts recognized in the consolidated balance sheets at December 31, 2004 and 2005 and components of periodic expense in the following table, relate only to the amounts for continuing operations.

			Other
	Pension Benefits		Postretirement Benefits
	2004	2005	2004	2005
Change in projected benefit obligation:
Projected benefit obligation at January 1	$1,036,383	$920,654	$348,232	$264,842
Impact of the Medicare Act	—	—	(15,300)	—
Divestiture	(252,312)	148	(92,421)	—
Service cost	32,336	20,643	7,857	5,473
Plan curtailments	668	—
Participant contributions	2,327	2,363
Interest cost	66,729	55,112	20,624	15,704
Actuarial loss	63,486	82,309	17,206	183
Amendments	5,852	7,275
Benefits paid	(55,501)	(48,273)	(21,716)	(12,616)
Foreign currency translation effect	20,686	(29,132)	360	—

Projected benefit obligation at December 31	$920,654	$1,011,099	$264,842	$273,586

Change in plans’ assets:
Fair value of plans’ assets at January 1	$835,977	$819,054	$—	$—
Actual return on plans’ assets	90,698	87,085	—	—
Employer contributions	115,210	31,234	—	—
Participant contributions	2,327	2,363	—	—
Divestiture	(185,162)	2,475	—	—
Benefits paid	(54,832)	(48,273)	—	—
Foreign currency translation effect	14,836	(22,764)	—	—

Fair value of plans’ assets at December 31	$819,054	$871,174	$—	$—

Funded status of the plans	$(101,600)	$(139,925)	$(264,842)	$(273,586)
Unrecognized actuarial loss	265,902	314,061	80,609	78,445
Unrecognized prior service cost	(18,309)	(13,270)	(2,430)	(3,541)
Unrecognized net transition obligation	(30)	—	—	—
Adjustment for minimum liability	(140,079)	(152,507)	—	—

Net amount recognized	$5,884	$8,359	$(186,663)	$(198,682)

Amounts recognized in the balance sheets:
Other assets	$153,399	$167,027	$—	$—
Accrued liabilities	—	—	(17,179)	(16,685)
Postretirement benefits other than pensions	—	—	(169,484)	(181,997)
Other long-term liabilities	(147,515)	(158,668)	—	—

Net amount recognized	$5,884	$8,359	$(186,663)	$(198,682)

The accumulated benefit obligation for all defined benefit pension plans was $846,527 and $930,322 at December 31, 2004 and 2005, respectively.

Weighted-average assumptions used to determine benefit obligations at December 31:

			Other
	Pension Benefits		Postretirement Benefits
	2004	2005	2004	2005
All plans
Discount rate	6.14%	5.68%	6.00%	5.75%
Rate of compensation increase	3.60%	3.44%	—	—

Domestic plans
Discount rate	6.00%	5.75%	6.00%	5.75%
Rate of compensation increase	3.25%	3.25%	—	—

Foreign plans
Discount rate	6.49%	5.49%	n/a	n/a
Rate of compensation increase	4.48%	3.98%
At December 31, 2005 the weighted average assumed annual rate of increase in the cost of medical benefits was 7.0 percent per year for 2006 through 2008 and 6.0 percent per year for 2009 and thereafter. The weighted average assumed annual rate of increase in the cost of prescription drugs was 11.0 percent per year for 2006 through 2008 and 6.0 percent per year for 2009 and thereafter.

				Other
	Pension Benefits			Postretirement Benefits
	2003	2004	2005	2003	2004	2005
Components of net periodic
benefit cost:
Service cost	$17,692	$20,782	$20,643	$5,099	$5,048	$5,473
Interest cost	47,791	51,603	55,112	15,249	15,106	15,704
Expected return on plan assets	(49,212)	(58,426)	(67,566)	—	—	—
Amortization of transition obligation	342	(38)	(30)	—	—	—
Plan curtailment	—	826	—	—	—	—
Amortization of prior service cost	3,253	2,463	1,445	1,081	(122)	(219)
Recognized actuarial loss	13,518	14,031	12,651	2,252	3,047	3,677

Net periodic benefit cost	$33,384	$31,241	$22,255	$23,681	$23,079	$24,635

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

				Other
	Pension Benefits			Postretirement Benefits
	2003	2004	2005	2003	2004	2005
All plans
Discount rate	6.81%	6.38%	6.14%	6.75%	6.25%	6.00%
Expected return on plan assets	8.98%	8.98%	8.92%	—	—	—
Rate of compensation increase	3.93%	3.58%	3.60%	—	—	—

Domestic plans
Discount rate	6.75%	6.25%	6.00%	6.75%	6.25%	6.00%
Expected return on plan assets	9.00%	9.00%	9.00%	—	—	—
Rate of compensation increase	3.75%	3.25%	3.25%	—	—	—

Foreign plans
Discount rate	7.00%	6.73%	6.49%	n/a	n/a	n/a
Expected return on plan assets	8.92%	8.93%	8.66%
Rate of compensation increase	4.48%	4.47%	4.49%

The following table lists the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets at December 31, 2004 and 2005:

	2004		2005
	Projected	Accumulated	Projected	Accumulated
	benefit	benefit	benefit	benefit
	obligation	obligation	obligation	obligation
	exceeds plan	exceeds plan	exceeds plan	exceeds plan
	assets	assets	assets	assets
Projected benefit obligation	$906,641	$503,334	$1,004,435	$553,459
Accumulated benefit obligation	832,513	487,720	923,659	533,721
Fair value of plan assets	804,023	423,894	864,087	461,202
Assumed health care cost trend rates for other postretirement benefits have a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One
	Percentage Point
	Increase	Decrease
Increase (decrease) in total service and interest cost components	$551	$(475)

Increase (decrease) in the postretirement benefit obligation	5,235	(4,601)
The Company’s weighted average asset allocations for its domestic and foreign pension plans’ assets at December 31, 2004 and December 31, 2005 by asset category are as follows:

	U. S. Plans		U. K. Plan
Asset Category	2004	2005	2004	2005
Equity securities	64%	66%	73%	75%
Debt securities	34	32	26	25
Cash	1	2	1	—

Total	100%	100%	100%	100%

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
At December 31, 2004, after the sale of Cooper-Standard, the fair market value of domestic plan assets was $624,135. The fair value of domestic plan assets was $655,141 at December 31, 2005. The fair value of United States plans’ assets at the end of each December are derived using assets held by the Trust at the end of each November, then adding contributions made during December and deducting benefits paid to the plans’ participants during December.
Until 2004, the United Kingdom defined benefit pension plan had a September 30 measurement date for its liabilities and trust assets. The fair market value of the plan’s assets at September 30, 2004 was $192,399 and that amount is disclosed in this footnote. During 2005, the United Kingdom adopted a change in the measurement date of its pension plan from September 30 to December 31. The Company believes this change in measurement date is preferable as it facilitates and improves the year-end benefit cost planning. The impact of the change in measurement date was not material to the plan’s expense recognized in 2005 or the plan’s liability recorded at December 31, 2005. The fair market value of the plan assets disclosed in this footnote for December 31, 2005, $213,977, was derived using the method described above for the domestic plan assets.

The fair value of the German pension plan assets was $2,520 and $2,056 at December 31, 2004 and 2005, respectively.
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
The Company estimates it would contribute between $30,000 and $33,000 to its domestic and foreign pension plans in 2006 under its normal funding policy.
The Company estimates its benefit payments for its domestic and foreign pension plans and postretirement benefit plans during the next ten years to be as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
2006	$41,000	$17,000
2007	42,000	16,000
2008	44,000	17,000
2009	45,000	18,000
2010	47,000	18,000
2011 through 2015	269,000	99,000
Income Taxes
Components of income (loss) from continuing operations before income taxes were as follows:

	2003	2004	2005
United States	$27,147	$21,666	$(26,358)
Foreign	10,058	13,340	12,007

Total	$37,205	$35,006	$(14,351)

The provision for income taxes for continuing operations consists of the following:

	2003	2004	2005
Current:
Federal	$(2,559)	$14,936	$4,283
State and local	448	273	217
Foreign	440	4,647	4,263

	(1,671)	19,856	8,763

Deferred:
Federal	10,903	(9,917)	(18,470)
State and local	(219)	(94)	(25)
Foreign	848	(2,285)	1,973

	11,532	(12,296)	(16,522)

Section 965 repatriation			8,463

	$9,861	$7,560	$704

A reconciliation of income tax expense for continuing operations to the tax based on the U.S. statutory rate is as follows:

	2003	2004	2005
Income tax provision (benefit) at 35%	$13,021	$12,252	$(5,015)

State and local income tax, net of federal income tax effect	138	163	125

Medicare prescription benefit	—	(764)	—

Section 404(k) dividend	(1,089)	(1,117)	(738)

U.S. tax credits	(430)	(825)	(237)

Extraterritorial income exclusion	(735)	(735)	(183)

Difference in effective tax rates of international operations	(2,227)	(2,307)	(2,661)

Section 965 repatriation	—	—	8,463

Tax exempt income	—	—	(272)

Tax on foreign deemed dividend	—	—	268

Adjustments to tax accruals	363	750	198

Other — net	820	143	756

Income tax expense	$9,861	$7,560	$704

Payments for income taxes in 2004 and 2005, net of refunds, were $24,861 and $1,017, respectively. Refunds in 2003, net of payments, were $20,215.
Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31 were as follows:

	2004	2005
Deferred tax assets:
Postretirement and other employee benefits	$133,961	$141,479
Net operating loss, capital loss, and tax credits carryforwards	48,396	45,609
All other items	42,778	56,452

Total deferred tax assets	225,135	243,540

Deferred tax liabilities:
Property, plant and equipment	(113,750)	(114,648)
Pension benefits	(58,503)	(65,731)
All other items	(24,792)	(21,335)

Total deferred tax liabilities	(197,045)	(201,714)

	28,090	41,826
Valuation allowances	(41,061)	(40,637)

Net deferred tax asset (liability)	$(12,971)	$1,189

     The net deferred taxes in the consolidated balance sheets are as follows:

	2004	2005
Current assets	$28,029	$23,130
Non-current liabilities	(41,000)	(21,941)

Net deferred tax asset (liability)	$(12,971)	$1,189

At December 31, 2005 the Company has, as well as certain state tax losses, $9,119 of foreign tax losses, $87,219 of U. S. capital losses, and $2,527 of federal and state credits available for carryforward. The state tax losses and credits are almost completely offset with valuation allowances and expire from 2006 through 2026. The foreign tax losses have an indefinite carryforward period and the federal tax credits generally expire in two to 20 years. The U. S. capital loss carryover will expire in 2009 and has been fully offset with a valuation allowance.
United States income taxes were not provided on a cumulative total of approximately $25,009 of undistributed earnings, as well as a minimal amount of other comprehensive income for certain non- U. S. subsidiaries. The Company currently intends to reinvest these earnings in operations outside the United States. It is not practicable to determine the amount of additional U. S. income taxes that could be payable upon remittance of these earnings since taxes payable would be reduced by foreign tax credits based upon income tax laws and circumstances at the time of distribution.
Lease Commitments
The Company rents certain distribution facilities and equipment under long-term leases expiring at various dates. The total rental expense for the Company, including these long-term leases and all other rentals, was $19,709, $19,469 and $24,122 for 2003, 2004 and 2005, respectively.
Future minimum payments for all non-cancelable operating leases through the end of their terms, which in aggregate total $67,122 are listed below. Certain of these leases contain provisions for optional renewal at the end of the lease terms.

2006	$12,293
2007	11,102
2008	9,239
2009	7,386
2010	13,879
Thereafter	13,223
Cumulative Other Comprehensive Loss
The balances of each component of Cumulative other comprehensive loss in the accompanying consolidated statements of stockholders’ equity are as follows:

	2004	2005
Cumulative currency translation adjustment	$15,533	$4,819

Changes in the fair value of derivatives and unrealized gains/(losses) on marketable securities	(5,068)	260
Tax effect	1,935	(99)

Net	(3,133)	161

Minimum pension liability	(133,771)	(142,827)
Tax effect	47,286	51,524

Net	(86,485)	(91,303)

	$(74,085)	$(86,323)

Net income (loss) reflects realized gains and losses on marketable securities and derivatives. Losses of $8,262, $3,724 and $153 were recognized in 2003, 2004 and 2005, respectively.
Other Assets
In February 2005, the Company purchased 15 million global depositary shares of Kumho Tire Co., Inc. of Korea (“Kumho Tire”) for $107,961. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company is accounting for this investment as restricted stock due to the contractual requirements of the Strategic Subscription Agreement with Kumho Tire.
Other assets at December 31 are as follows:

	2004	2005
Pension funding in excess of amounts expensed	$153,399	$167,027
Investment in Kumho Tire Co., Inc.	—	107,961
Other	48,032	30,510

	$201,431	$305,498

Accrued Liabilities
Accrued liabilities at December 31 are as follows:

	2004	2005
Payroll	$27,616	$23,181
Products liability	23,289	16,690
Other	57,292	59,788

	$108,197	$99,659

Other Long-term Liabilities
Other long-term liabilities at December 31 are as follows:

	2004	2005
Minimum pension liability	$140,080	$152,507
Other	38,202	73,343

	$178,282	$225,850

Other – Net
The components of Other — net in the statement of operations for the years 2003, 2004 and 2005 are as follows:

	2003	2004	2005
Foreign currency (gains)/losses	$(259)	$1,010	$1,187
Partial write-off of long term investment	—	1,940	240
Other	97	(233)	(839)

	$(162)	$2,717	$588

Contingent Liabilities
Indemnities Related to the Sale of Cooper-Standard Automotive
The sale of the Company’s automotive operations included contract provisions which provide for indemnification of the buyer by the Company for all income tax liabilities related to periods prior to closing and for various additional items outlined in the agreement. Indemnity payments would be reflected as expenses of discontinued operations. The recorded gain on the sale includes reductions for estimates of the expected tax liabilities and the other potential indemnity items to the extent they are deemed to be probable and estimable at December 31, 2005. For indemnity commitments where the Company believes future payments are probable, it also believes the expected outcomes can be estimated with reasonable accuracy. Accordingly, for such amounts, a liability has been recorded with a corresponding decrease in the gain on the sale. Other indemnity provisions will be monitored for possible future payments not presently contemplated. The Company will reevaluate the probability and amounts of indemnity payments being required quarterly and adjustments, if any, to the initial estimates will be reflected as a change in the gain on sale in the periods when revised estimates are determined.
Guarantees
Certain operating leases related to property and equipment used in the operations of Cooper-Standard Automotive were guaranteed by the Company. These guarantees require the Company, in the event Cooper-Standard fails to honor its commitments, to satisfy the terms of the lease agreements. As part of the sale of the automotive operations, the Company is seeking releases of those guarantees but to date has been unable to secure releases from certain lessors. The most significant of those leases is for a U. S. manufacturing facility with a remaining term of 11 years and total remaining payments of approximately $12,500. Other leases cover two facilities in the United Kingdom and manufacturing equipment. These leases have remaining terms of from one to eight years and remaining payments of approximately $5,900. The Company does not believe it is presently probable that it will be called upon to make these payments. Accordingly, no accrual for these guarantees has been recorded. If information becomes known to the Company at a later date which indicates its performance under these guarantees is probable, accruals for the obligations will be required.
Products Liability
The Company is a defendant in various products liability claims in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000.
Information concerning the Company’s products liability exposures and its accounting policy relating to such claims are outlined in “Significant Accounting Policies – Products liability” in these notes to financial statements. The accounting process is based on estimates derived from information known by the Company when the reserves are determined. In most cases, the liability cannot be determined with precision until the claim is resolved. Pursuant to applicable accounting rules, the Company accrues the minimum liability for each known claim when the estimated outcome is a range of possible loss and no one amount within that range is more likely than another. No specific accrual is made for individual unasserted claims or for asserted claims where the minimum information needed to evaluate the probability of a liability is not yet known. However, an accrual for such claims based, in part, on management’s expectations for future litigation activity is maintained. Because of the speculative nature of litigation in the United States, the Company does not believe a meaningful aggregate range of potential loss for asserted and unasserted claims can be determined. The total cost of resolution of such claims, or increase in reserves resulting from greater knowledge of specific facts and circumstances related to such claims, could have a greater impact on the consolidated results of operations and financial position of the Company in future periods and, in some periods, could be material.
Employment Contracts
The Company has employment arrangements with three key executive employees and has change in control severance agreements covering eight additional key executives. These arrangements provide for continuity of management and provide for payments of multiples of annual salary, certain incentives and continuation of benefits upon the occurrence of specified events in a manner that is believed to be consistent with comparable companies. In addition, the Chief Executive Officer’s agreement provides for retention payments which accrue at various amounts annually and amount to $325 if he leaves the Company at any time in 2006 and increase annually thereafter to a payment of $2,750 if he leaves in 2016, the year in which he will reach age 65.
Under terms of an employment agreement with the president of the automotive operations and terms of a change in control severance pay plan for eight additional key automotive executives, such executives are entitled to specified severance payments if terminated by the buyer within predetermined time periods after the sale. The Company is obligated to pay the severance costs and related excise taxes, if any, if severance occurs on or prior to December 31, 2007 in the case of the automotive operation’s president and on or prior to December 22, 2006 for the eight other automotive executives. The Company was required to fund, immediately following the sale, its potential obligation for such severance payments into a rabbi trust with a third party trustee for the possible benefit of these executives. During 2005, the Company paid one executive covered by the change in control agreement. The Company does not believe it is presently probable that any of the remaining executives will be terminated within the periods in which it is obligated to pay the severance costs. Accordingly, no additional accrual for severance has been recorded. If information becomes known to the Company at a later date which indicates severance of one or more of the covered executives is probable within the time period covered by the Company, accruals for severance will be required.
Unconditional Purchase Orders
Noncancelable purchase order commitments for capital expenditures and raw materials, principally natural rubber, made in the ordinary course of business were $68,801 at December 31, 2005.
Supplier Dispute
During 2005, the Company resolved a dispute with raw material suppliers resulting in an agreement for reimbursement of $18,000 of previously expensed costs. This recovery was recorded as a reduction to cost of goods sold in the financial results of the North American Tire Operations segment.
Business Segments
The Company has two reportable segments – North American Tire Operations and International Tire Operations. The Company’s reportable segments are each managed separately because they operate in different geographic locations.
North American Tire Operations produces passenger and light truck tires, which are sold nationally and internationally in the replacement tire market to independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products, and supplies retread equipment and materials to the commercial truck tire industry.
The International Tire Operations segment currently manufactures and markets passenger car, light truck and motorcycle tires for the replacement market, as well as racing tires and materials for the tire retread industry, in Europe and the United Kingdom. The lower operating profit in the segment is partially a result of higher start-up costs associated with the Asian operations in 2005 which were $5,000 higher than in 2004.
The following customers of the North American Tire segment contributed ten percent or more of the Company’s total consolidated net sales in 2003, 2004 and 2005. Net sales and percentage of consolidated Company sales for these customers in 2003, 2004 and 2005 are as follows:

	2003		2004		2005
		Consolidated		Consolidated		Consolidated
Customer	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
Pep Boys	$198,626	11%
TBC/Treadways			$279,172	13%	$323,815	15%
The accounting policies of the reportable segments are consistent with those described in the Significant Accounting Policies note to the consolidated financial statements. Corporate administrative expenses are allocated to segments based principally on assets, employees and sales. The following table details segment financial information:

	2003	2004	2005
Revenues
North American Tire	$1,682,593	$1,874,905	$1,957,666
International Tire	209,631	257,220	264,451
Eliminations and other	(41,371)	(50,516)	(66,932)

Consolidated	1,850,853	2,081,609	2,155,185

Segment profit
North American Tire	76,783	75,952	35,819
International Tire	10,295	9,420	(3,643)
Unallocated corporate charges and eliminations	(22,059)	(22,148)	(5,741)

Operating profit	65,019	63,224	26,435
Interest income	1,170	2,068	18,541
Debt extinguishment costs	—	—	4,228
Other — net	162	(2,717)	(588)
Interest expense	(29,146)	(27,569)	(54,511)

Income (loss) before income taxes from continuing operations	37,205	35,006	(5,895)

Depreciation and amortization expense
North American Tire	99,107	98,327	97,526
International Tire	11,814	12,612	12,186
Corporate	1,840	1,999	1,618

Consolidated	112,761	112,938	111,330

Segment assets
North American Tire	1,138,094	1,222,723	1,320,557
International Tire	181,802	203,714	208,464
Corporate and other	169,594	1,241,647	614,326

Consolidated	1,489,490	2,668,084	2,143,347

Expenditures for long-lived assets
North American Tire	86,257	143,290	146,686
International Tire	9,094	10,817	24,970
Corporate	730	5,201	496

Consolidated	96,081	159,308	172,152

Geographic information for revenues, based on country of origin, and long-lived assets follows:

	2003	2004	2005
Revenues
North America	$1,650,743	$1,830,858	$1,904,498
Europe	200,110	250,751	250,687

Consolidated	1,850,853	2,081,609	2,155,185

Long-lived assets
North America	612,032	648,879	700,006
Europe	79,330	81,178	76,279
Other	12	813	9,940

Consolidated	691,374	730,870	786,225
Shipments of domestically-produced products to customers outside the U. S. approximated seven percent of net sales in 2003 and 2004 and eight percent of net sales in 2005.
Subsequent Event
On October 27, 2005 the Company announced that an agreement had been reached to obtain a 51 percent ownership position in Cooper Chengshan (Shandong) Passenger Tire Co. Ltd. and Cooper Chengshan (Shandong) Tire Company, Ltd. The agreement includes a 25 percent position in the steel cord factory which is located adjacent to the tire manufacturing facility in Rongchen City, Shandong, China. The new companies, which will be formed upon governmental approval of the transaction, together were known as Shandong Chengshan Tire Company, Ltd. (“Chengshan”) of Shandong, China. Chengshan is the third largest Chinese-owned tire manufacturer with expected replacement, original equipment and export sales for 2005 of approximately $500,000. The company manufactures passenger car and light truck radial tires as well as bias commercial tires primarily under the brand names of Chengshan and Austone. The initial cash investment in this venture will approximate $77,000 plus assumed debt which is anticipated to approximate $100,000 for these companies. The agreement is subject to a number of government and regulatory approvals in China, and was completed effective February 4, 2006.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Cooper Tire & Rubber Company
We have audited the accompanying consolidated balance sheets of Cooper Tire & Rubber Company (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper Tire & Rubber Company at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cooper Tire & Rubber Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Ernst & Young LLP
Toledo, Ohio
February 10, 2006

(Unaudited)
SELECTED QUARTERLY DATA
(Dollar amounts in thousands except per share amounts.)

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$480,010	$509,186	$551,446	$540,967
Gross profit	52,476	64,707	62,141	53,669
Net income	2,183	8,870	13,175	3,217
Basic earnings per share	0.03	0.12	0.18	0.04
Diluted earnings per share	0.03	0.12	0.17	0.04

Revenues from external customers:
North American Tire	$427,947	$456,344	$499,372	$491,242
International Tire	65,289	63,129	65,985	62,817
Eliminations and other	(13,225)	(10,288)	(13,912)	(13,090)

Net sales	$480,011	$509,185	$551,445	$540,969

Segment profit:
North American Tire	$13,083	$21,898	$26,807	$14,164
International Tire	3,035	3,661	2,802	(79)
Corporate	(6,614)	(4,934)	(3,874)	(6,725)

Operating profit	9,504	20,625	25,735	7,360
Interest expense	(6,547)	(7,832)	(6,580)	(6,610)
Interest income	422	307	317	1,022
Other – net	(206)	(206)	(323)	(1,982)

Income (loss) from continuing operations before income taxes	$3,173	$12,894	$19,149	$(210)

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$514,057	$510,930	$557,795	$572,403
Gross profit	52,476	37,910	55,426	45,332
Net income/(loss)	2,183	(6,881)	(840)	(6,851)
Basic earnings/(loss) per share	0.03	(0.11)	(0.01)	(0.11)
Diluted earnings/(loss) per share	0.03	(0.11)	(0.01)	(0.11)

Revenues from external customers:
North American Tire	$463,870	$459,807	$509,415	$524,574
International Tire	65,489	70,141	67,520	61,301
Eliminations and other	(15,302)	(19,018)	(19,140)	(13,472)

Net sales	$514,057	$510,930	$557,795	$572,403

Segment profit:
North American Tire	$7,467	$2,264	$16,937	$9,151
International Tire	(836)	1,602	(590)	(3,819)
Corporate	(750)	(3,453)	(2,275)	737

Operating profit	5,881	413	14,072	6,069
Interest expense	(14,215)	(13,715)	(13,545)	(13,036)
Debt extinguishment gains (losses)	—	(9,075)	(1,328)	6,175
Interest income	5,614	4,520	3,857	4,550
Other – net	1,229	305	(1,296)	(826)

Income (loss) from continuing operations before income taxes	$(1,491)	$(17,552)	$1,760	$2,932

Certain amounts for the second and third quarters have been reclassified to conform to the fourth quarter presentation.

COOPER TIRE & RUBBER COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2003, 2004 and 2005

	Balance at	Additions			Balance
	Beginning	Charged	Business	Deductions	at End
	of Year	To Income	Acquisitions	(a)	of Year
Allowance for doubtful accounts

2003	$5,291,432	$87,758	$100,000	$637,524	$4,841,666

2004	$4,841,666	$961,322		$934,802	$4,868,186

2005	$4,868,186	$2,154,686		$1,257,506	$5,765,366

(a) Accounts charge off during the year, net of recoveries of accounts previously charged off.

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
     (b) Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria in Internal Control – Integrated Framework issued by the COSO, and that the Company’s internal control over financial reporting is effective. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
     (c) Attestation Report of the Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Cooper Tire & Rubber Company
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Cooper Tire & Rubber Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cooper Tire & Rubber Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Cooper Tire & Rubber Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cooper Tire & Rubber Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cooper Tire & Rubber Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 10, 2006 expressed an unqualified opinion thereon.
Ernst & Young LLP
Toledo, Ohio
February 10, 2006
     (d) Changes in Internal Control over Financial Reporting
During 2005, the Company experienced reorganizations in its information technology area and its finance organization. The internal controls in these were evaluated for effectiveness and the controls were assessed to be effective. The Company continues to assess and improve the design and effectiveness of its internal controls over financial reporting. In addition, the Company appointed a new “Principal Accounting Officer” effective as of January 1, 2006 in anticipation of the retirement of its Corporate Controller in February 2006.
Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning the Company’s directors, corporate governance guidelines, Compensation Committee and Nominating and Governance Committee appears in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, which will be herein incorporated by reference. The names, ages, and all positions and offices held by all executive officers of the Company, as of the same date, are as follows:

Name	Age	Executive Office Held	Business Experience

Thomas A. Dattilo	54	Chairman of the Board, President and Chief Executive Officer and Director	Chairman of the Board and Chief Executive Officer since 2000. President since 1999 and Chief Operating Officer from 1999 to 2000. Director since 1999. Formerly with Dana Corporation, an automotive parts supplier, since 1977, having served as President, Sealing Products and previously in other senior management positions. Director of Harris Corporation.

Name	Age	Executive Office Held	Business Experience

James E. Kline	64	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary since April 2003. Vice President from February to April 2003. Previously, Executive Vice President (real estate development) Cavista Corporation, an integrated real estate company, from 2000 through August 2001, and Vice President and General Counsel, Aeroquip-Vickers, Inc., a manufacturer of power and motion control and fluid conveyancing products, from 1989 to 1999.

James H. Geers	58	Vice President	Vice President Global Human Resources since 2004, Vice President Corporate Human Resources from 1999 to 2004

Harold C. Miller	53	Vice President	Vice President since March 2002. Formerly Vice President and General Manager, Eaton Fluid Power Hose and Plastic Operations, Eaton Corporation, an automotive and truck parts producer, from January through March 2002. Director, Finance and Planning, Eaton Fluid Power Automotive Operations from 2001 through 2002. General Manager, Eaton Aeroquip Global Hose Division from 1998 through 2001.

D. Richard Stephens	58	Vice President	Vice President since 2001. President, Cooper Tire since 2001. President, International Tire Division, Cooper Tire from 2000 to 2001. Vice President, Technical and Commercial Tire Operations, Cooper Tire from March 2000 to December 2000. Vice President, Technical from 1994 to 2000.

Philip G. Weaver	53	Vice President and Chief Financial Officer	Vice President and Chief Financial Officer since 1999. Tire Operations Vice President from 1994 through 1998.

Eileen B. White	55	Corporate Controller	Corporate Controller since 1997. Assistant Corporate Controller from 1994 to 1997.
Each such officer shall hold such office until a successor is selected and qualified.
AUDIT COMMITTEE
Information regarding the Audit Committee, including the identification of the Audit Committee members and the “audit committee financial expert,” appears in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, which will be herein incorporated by reference.
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, appears in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, which will be herein incorporated by reference.

CODE OF ETHICS
Information regarding the Company’s code of business conduct and ethics appears in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, which will be herein incorporated by reference.
Item 11. EXECUTIVE COMPENSATION
Information regarding executive compensation appears in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, which will be herein incorporated by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information concerning the security ownership of certain beneficial owners and management of the Company’s voting securities and equity securities appears in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, which will be herein incorporated by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2005 regarding the Company’s equity compensation plans, all of which have been approved by the Company’s security holders:

Number of securities
remaining available for
future issuance under
	Number of securities	Weighted-average	equity compensation
	to be issued upon	exercise price of	plans (excluding
	exercise of outstanding	outstanding options,	securities reflected
	options, warrants and rights	warrants and rights	in column (a))
Plan category	(a)	(b)	(c )
Equity compensation plans approved by stockholders	3,661,119	$17.78	3,405,990
Equity compensation plans not approved by stockholders	—	—	—

Total	3,661,119	$17.78	3,405,990

Additional information on equity compensation plans is contained in the “Stock-Based Compensation” note to the consolidated financial statements.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding the Company’s independent auditor appears in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, which will be herein incorporated by reference.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) The following documents are filed as part of this report:
          1. Consolidated Financial Statements
          2. Financial Statement Schedule
Valuation and qualifying accounts — Allowance for doubtful accounts	63
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

Date: March 1, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas A. Dattilo	Chairman of the Board,	March 1, 2006
THOMAS A. DATTILO	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Philip G. Weaver	Vice President and Chief	March 1, 2006
PHILIP G. WEAVER	Financial Officer (Principal Financial Officer)

/s/ Robert W. Huber	Director of External Reporting	March 1, 2006
ROBERT W. HUBER	(Principal Accounting Officer)

ARTHUR H. ARONSON*	Director	March 1, 2006

LAURIE J. BREININGER*	Director	March 1, 2006

JOHN J. HOLLAND*	Director	March 1, 2006

JOHN F. MEIER*	Director	March 1, 2006

BYRON O. POND*	Director	March 1, 2006

JOHN H. SHUEY*	Director	March 1, 2006

RICHARD L. WAMBOLD*	Director	March 1, 2006

* The undersigned, by signing his name hereof, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-indicated officers and directors of the registrant and filed herewith as Exhibit 24 on behalf of the registrant.

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

	(ii)	Bylaws, as amended May 5, 1987, are incorporated herein by reference from Exhibit 19 of the Company’s Form 10-Q for the quarter ended June 30, 1987

(4)	(i)	Prospectus Supplement dated March 20, 1997 for the issuance of $200,000,000 notes is incorporated herein by reference from Form S-3 – Registration Statement No. 33-44159

	(ii)	Amended and Restated Rights Agreement, dated May 11, 1998, between the Company and The Fifth Third Bank as Rights Agent is incorporated herein by reference from Exhibit 4 to the Company’s Form 8-K dated May 15, 1998

	(iii)	Amendment No. 1 to Amended and Restated Rights Agreement dated as of May 7, 2004, by and among Cooper Tire & Rubber Company, Fifth Third Bank and Computershare Investor Services, LLC is incorporated herein by reference from Exhibit 4 of the Company’s Form 10-Q for the quarter ended September 30, 2004

	(iv)	Prospectus Supplement dated December 8, 1999 for the issuance of an aggregate $800,000,000 notes is incorporated herein by reference from Form S-3 – Registration Statement No. 333-89149

(10)	(i)	Cooper Tire & Rubber Company Executive Financial Planning Assistance is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended September 30, 2000 *

	(ii)	Second Amended and Restated Employment Agreement dated as of February 6, 2002 between Cooper Tire & Rubber Company and Thomas A. Dattilo is incorporated herein by reference from Exhibit (10)(ii) of the Company’s Form 10-K for the year ended December 31, 2001 *

	(iii)	First Amendment to Amended and Restated Employment Agreement dated as of July 18, 2003 between Cooper Tire & Rubber Company and Thomas A. Dattilo is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended June 30, 2003 *

	(iv)	Employment Agreement dated as of June 6, 2000 between Cooper Tire & Rubber Company and Philip G. Weaver is incorporated herein by reference from Exhibit (10)(v) of the Company’s Form 10-K for the year ended December 31, 2001 *

	(v)	Employment Agreement dated as of July 17, 2002 between Cooper Tire & Rubber Company and D. Richard Stephens incorporated herein by reference from Exhibit (10)(ii) of the Company’s Form 10-Q for the quarter ended September 30, 2002 *

	(vi)	First Amendment to Employment Agreement dated as of February 4, 2004 between Cooper Tire & Rubber Company and D. Richard Stephens incorporated herein by reference from Exhibit (10)(i) of the Company’s Form 10-Q for the quarter ended March 31, 2004 *

	(vii)	Description of management contracts, compensatory plans, contracts, or arrangements will be herein incorporated by reference from the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders*

	(viii)	Amended and Restated Credit Agreement dated as of September 1, 2000 by and among Cooper Tire & Rubber Company, the Banks and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(i) of the Company’s Form 10-Q for the quarter ended March 31, 2001

	(ix)	Amendment No. 1 to the Amended and Restated Credit Agreement dated as of March 27, 2001 by and among Cooper Tire & Rubber Company, the Banks and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(ii) of the Company’s Form 10-Q for the quarter ended March 31, 2001

(x)	Amendment No. 2 to the Amended and Restated Credit Agreement dated as of August 30, 2001 among Cooper Tire & Rubber Company, the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(i) of the Company’s Form 10-Q for the quarter ended September 30, 2001

(xi)	Amendment No. 3 to the Amended and Restated Credit Agreement dated as of September 30, 2001 among Cooper Tire & Rubber Company, the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(ii) of the Company’s Form 10-Q for the quarter ended September 30, 2001

(xii)	Amendment No. 4 to the Amended and Restated Credit Agreement dated as of November 1, 2001 among Cooper Tire & Rubber Company, the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(iii) of the Company’s Form 10-Q for the quarter ended September 30, 2001

(xiii)	Amendment No. 5 to the Amended and Restated Credit Agreement dated as of December 21, 2001 among Cooper Tire & Rubber Company, the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(xiii) of the Company’s Form 10-K for the year ended December 31, 2001

(xiv)	Amendment No. 6 to the Amended and Restated Credit Agreement dated as of August 29, 2002 among Cooper Tire & Rubber Company, the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(i) of the Company’s Form 10-Q for the quarter ended September 30, 2002

(xv)	Amendment No. 7 to the Amended and Restated Credit Agreement dated as of August 28, 2003 among Cooper Tire & Rubber Company, the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended September 30, 2003

(xvi)	Amendment No. 8 to the Amended and Restated Credit Agreement dated as of June 30, 2004 among Cooper Tire & Rubber Company, the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended June 30, 2004

(xvii)	1991 Stock Option Plan for Non-Employee Directors is incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 26, 1991 *

(xviii)	1996 Stock Option Plan is incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 26, 1996 *

(xix)	1998 Incentive Compensation Plan and 1998 Employee Stock Option Plan are incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 24, 1998 *

(xx)	Amended and Restated 1998 Non-Employee Directors Compensation Deferral Plan is incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 24, 1998*

(xxi)	2001 Incentive Compensation Plan is incorporated herein by reference from the Appendix A to the Company’s Proxy Statement dated March 20, 2001 *

(xxii)	Executive Deferred Compensation Plan is incorporated herein by reference from Exhibit (10)(iv) of the Company’s Form 10-Q for the quarter ended September 30, 2001 *

(xxiii)	2002 Non-Employee Directors Stock Option Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated March 27, 2002 *

(xxiv)	Stock Purchase Agreement dated as of September 16, 2004 by and among Cooper Tire & Rubber Company, Cooper Tyre & Rubber Company UK Limited and CSA Acquisition Corp. is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended September 30, 2004

(xxv)	First Amendment to Stock Purchase Agreement dated as of December 3, 2004 by and among Cooper Tire & Rubber Company, Cooper Tyre & Rubber Company UK Limited and CSA Acquisition Corp. is herein incorporated by reference from Exhibit (xxvi) of the Company’s Form 10-K for the year ended December 31, 2004

(xxvi)	Strategic Subscription Agreement dated as of January 7, 2005 between Kumho Tire Co., Inc. and Cooper Tire & Rubber Company is herein incorporated by reference from Exhibit (xxvii) of the Company’s Form 10-K for the year ended December 31, 2004

(xxvii)	Sino-Foreign Equity Joint Venture Contract for Cooper Chengshan (Shandong) Passenger Tire Company Ltd. by and among Shandon Chengshan Tire Company Limited by Shares and Cooper Tire Investment Holding (Barbados) Ltd. and Joy Thrive Investments Limited

(xxviii)	Asset Purchase Agreement by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Chengshan (Shandong) Passenger Tire Company Ltd. and Chengshan Group Limited

(xxix)	Sino-Foreign Equity Joint Venture Contract for Cooper Chengshan (Shandong) Tire Company Ltd. By and among Shandong Chengshan Tire Company Limited by Shares and Cooper Tire Investment Holding (Barbados) Ltd. and Joy Thrive Investments Limited

(xxx)	Asset Purchase Agreement by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Chengshan (Shandong) Tire Company Limited and Chengshan Group Company Limited

(xxxi)	Sino-Foreign Equity Joint Venture Contract for Rongcheng Chengshan Steel Cord Company Ltd by and between Chengshan Group Company Limited and CTB (Barbados) Investment Co. Ltd.

(xxxii)	Share Purchase Agreement by and among Chengshan Group Company Limited and CTB (Barbados) Investment Co. Ltd
(13)	Annual report to security holders

(18)	Letter Regarding Change in Accounting Principles

(21)	Subsidiaries of the Registrant

(23)	Consent of Independent Registered Public Accounting Firm

(24)	Power of Attorney

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a)/15d–14(a) of the Exchange Act

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a)/15d–14(a) of the Exchange Act

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Indicates management contracts or compensatory plans or arrangements.