Form 10-K/A
period 2005-12-31
COOPER TIRE & RUBBER CO
filed 2006-03-02
CIK 24491

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

1

Amendment No. 1 to the Annual Report on Form 10-K
For the Year Ended December 31, 2005
EXPLANATORY NOTE
Cooper Tire & Rubber Company (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was originally filed on March 1, 2006 (the “Original Filing”), to amend and restate in their entirety the cover page, Part II Item 8—Financial Statements and Supplementary Data, and the Exhibit Index to correct amounts shown for quarterly 2005 periods in the Selected Quarterly Data schedule. This Amendment corrects the Original Filing by disclosing the correct amounts for first quarter gross profit, net loss and Basic and Diluted loss per share and the net loss and Basic and Diluted loss per share amounts for the second and third quarters and the net loss amount for the fourth quarter.
This Amendment includes a restated Exhibit (23), Consent of Independent Registered Public Accounting Firm which now refers to this Amendment.
This Amendment amends and restates in their entirety only the cover page, Part II Item 8—Financial Statements and Supplementary Data, and the Exhibit Index. Other than as reflected in the Exhibit Index, this Amendment does not affect any other parts of or exhibits to the Original Filing, and those unaffected parts or exhibits are not included in this Amendment.
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
The Company currently accounts for share-based payments to employees using the intrinsic value method prescribed in APB Opinion No. 25 and as currently permitted by SFAS No. 123. In accordance with that Standard, the Company generally recognizes no compensation cost for employee stock options. Accordingly, the Company’s adoption of the fair value method prescribed in SFAS No. 123(R) will have an impact on its future results of operations. The impact of the adoption of SFAS No. 123(R) will depend on levels of share-based payments granted in the future. Beginning in 2006, compensation expense will be recognized over the vesting period which is generally four years. The Company estimates the amount of expense to be recognized in its 2006 financial statements will be less than $500. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $551 and $2,718 in 2003 and 2004, respectively.

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
/s/ Ernst & Young LLP

Ernst & Young LLP
Toledo, Ohio
February 10, 2006

(Unaudited)
SELECTED QUARTERLY DATA
(Dollar amounts in thousands except per share amounts.)

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$480,010	$509,186	$551,446	$540,967
Gross profit	52,476	64,707	62,141	53,669
Net income	2,183	8,870	13,175	3,217
Basic earnings per share	0.03	0.12	0.18	0.04
Diluted earnings per share	0.03	0.12	0.17	0.04

Revenues from external customers:
North American Tire	$427,947	$456,344	$499,372	$491,242
International Tire	65,289	63,129	65,985	62,817
Eliminations and other	(13,225)	(10,288)	(13,912)	(13,090)

Net sales	$480,011	$509,185	$551,445	$540,969

Segment profit:
North American Tire	$13,083	$21,898	$26,807	$14,164
International Tire	3,035	3,661	2,802	(79)
Corporate	(6,614)	(4,934)	(3,874)	(6,725)

Operating profit	9,504	20,625	25,735	7,360
Interest expense	(6,547)	(7,832)	(6,580)	(6,610)
Interest income	422	307	317	1,022
Other – net	(206)	(206)	(323)	(1,982)

Income (loss) from continuing operations before income taxes	$3,173	$12,894	$19,149	$(210)

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$514,057	$510,930	$557,795	$572,403
Gross profit	48,682	37,910	55,426	45,332
Net loss	(1,044)	(6,418)	(1,075)	(6,496)
Basic loss per share	(0.01)	(0.10)	(0.02)	(0.11)
Diluted loss per share	(0.01)	(0.10)	(0.02)	(0.11)

Revenues from external customers:
North American Tire	$463,870	$459,807	$509,415	$524,574
International Tire	65,489	70,141	67,520	61,301
Eliminations and other	(15,302)	(19,018)	(19,140)	(13,472)

Net sales	$514,057	$510,930	$557,795	$572,403

Segment profit:
North American Tire	$7,467	$2,264	$16,937	$9,151
International Tire	(836)	1,602	(590)	(3,819)
Corporate	(750)	(3,453)	(2,275)	737

Operating profit	5,881	413	14,072	6,069
Interest expense	(14,215)	(13,715)	(13,545)	(13,036)
Debt extinguishment gains (losses)	—	(9,075)	(1,328)	6,175
Interest income	5,614	4,520	3,857	4,550
Other – net	1,229	305	(1,296)	(826)

Income (loss) from continuing operations before income taxes	$(1,491)	$(17,552)	$1,760	$2,932

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d)of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

COOPER TIRE & RUBBER COMPANY

/s/ Robert W. Huber

ROBERT W. HUBER, Director of
External Reporting

Date: March 2, 2006

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

	(ii)	Bylaws, as amended May 5, 1987, are incorporated herein by reference from Exhibit 19 of the Company’s Form 10-Q for the quarter ended June 30, 1987

(4)	(i)	Prospectus Supplement dated March 20, 1997 for the issuance of $200,000,000 notes is incorporated herein by reference from Form S-3 – Registration Statement No. 33-44159

	(ii)	Amended and Restated Rights Agreement, dated May 11, 1998, between the Company and The Fifth Third Bank as Rights Agent is incorporated herein by reference from Exhibit 4 to the Company’s Form 8-K dated May 15, 1998

	(iii)	Amendment No. 1 to Amended and Restated Rights Agreement dated as of May 7, 2004, by and among Cooper Tire & Rubber Company, Fifth Third Bank and Computershare Investor Services, LLC is incorporated herein by reference from Exhibit 4 of the Company’s Form 10-Q for the quarter ended September 30, 2004

	(iv)	Prospectus Supplement dated December 8, 1999 for the issuance of an aggregate $800,000,000 notes is incorporated herein by reference from Form S-3 – Registration Statement No. 333-89149

(10)	(i)	Cooper Tire & Rubber Company Executive Financial Planning Assistance is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended September 30, 2000 *

	(ii)	Second Amended and Restated Employment Agreement dated as of February 6, 2002 between Cooper Tire & Rubber Company and Thomas A. Dattilo is incorporated herein by reference from Exhibit (10)(ii) of the Company’s Form 10-K for the year ended December 31, 2001 *

	(iii)	First Amendment to Amended and Restated Employment Agreement dated as of July 18, 2003 between Cooper Tire & Rubber Company and Thomas A. Dattilo is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended June 30, 2003 *

	(iv)	Employment Agreement dated as of June 6, 2000 between Cooper Tire & Rubber Company and Philip G. Weaver is incorporated herein by reference from Exhibit (10)(v) of the Company’s Form 10-K for the year ended December 31, 2001 *

	(v)	Employment Agreement dated as of July 17, 2002 between Cooper Tire & Rubber Company and D. Richard Stephens incorporated herein by reference from Exhibit (10)(ii) of the Company’s Form 10-Q for the quarter ended September 30, 2002 *

	(vi)	First Amendment to Employment Agreement dated as of February 4, 2004 between Cooper Tire & Rubber Company and D. Richard Stephens incorporated herein by reference from Exhibit (10)(i) of the Company’s Form 10-Q for the quarter ended March 31, 2004 *

	(vii)	Description of management contracts, compensatory plans, contracts, or arrangements will be herein incorporated by reference from the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders*

	(viii)	Amended and Restated Credit Agreement dated as of September 1, 2000 by and among Cooper Tire & Rubber Company, the Banks and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(i) of the Company’s Form 10-Q for the quarter ended March 31, 2001

	(ix)	Amendment No. 1 to the Amended and Restated Credit Agreement dated as of March 27, 2001 by and among Cooper Tire & Rubber Company, the Banks and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(ii) of the Company’s Form 10-Q for the quarter ended March 31, 2001

(x)	Amendment No. 2 to the Amended and Restated Credit Agreement dated as of August 30, 2001 among Cooper Tire & Rubber Company, the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(i) of the Company’s Form 10-Q for the quarter ended September 30, 2001

(xi)	Amendment No. 3 to the Amended and Restated Credit Agreement dated as of September 30, 2001 among Cooper Tire & Rubber Company, the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(ii) of the Company’s Form 10-Q for the quarter ended September 30, 2001

(xii)	Amendment No. 4 to the Amended and Restated Credit Agreement dated as of November 1, 2001 among Cooper Tire & Rubber Company, the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(iii) of the Company’s Form 10-Q for the quarter ended September 30, 2001

(xiii)	Amendment No. 5 to the Amended and Restated Credit Agreement dated as of December 21, 2001 among Cooper Tire & Rubber Company, the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(xiii) of the Company’s Form 10-K for the year ended December 31, 2001

(xiv)	Amendment No. 6 to the Amended and Restated Credit Agreement dated as of August 29, 2002 among Cooper Tire & Rubber Company, the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(i) of the Company’s Form 10-Q for the quarter ended September 30, 2002

(xv)	Amendment No. 7 to the Amended and Restated Credit Agreement dated as of August 28, 2003 among Cooper Tire & Rubber Company, the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended September 30, 2003

(xvi)	Amendment No. 8 to the Amended and Restated Credit Agreement dated as of June 30, 2004 among Cooper Tire & Rubber Company, the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended June 30, 2004

(xvii)	1991 Stock Option Plan for Non-Employee Directors is incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 26, 1991 *

(xviii)	1996 Stock Option Plan is incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 26, 1996 *

(xix)	1998 Incentive Compensation Plan and 1998 Employee Stock Option Plan are incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 24, 1998 *

(xx)	Amended and Restated 1998 Non-Employee Directors Compensation Deferral Plan is incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 24, 1998*

(xxi)	2001 Incentive Compensation Plan is incorporated herein by reference from the Appendix A to the Company’s Proxy Statement dated March 20, 2001 *

(xxii)	Executive Deferred Compensation Plan is incorporated herein by reference from Exhibit (10)(iv) of the Company’s Form 10-Q for the quarter ended September 30, 2001 *

(xxiii)	2002 Non-Employee Directors Stock Option Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated March 27, 2002 *

(xxiv)	Stock Purchase Agreement dated as of September 16, 2004 by and among Cooper Tire & Rubber Company, Cooper Tyre & Rubber Company UK Limited and CSA Acquisition Corp. is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended September 30, 2004

(xxv)	First Amendment to Stock Purchase Agreement dated as of December 3, 2004 by and among Cooper Tire & Rubber Company, Cooper Tyre & Rubber Company UK Limited and CSA Acquisition Corp. is herein incorporated by reference from Exhibit (xxvi) of the Company’s Form 10-K for the year ended December 31, 2004

(xxvi)	Strategic Subscription Agreement dated as of January 7, 2005 between Kumho Tire Co., Inc. and Cooper Tire & Rubber Company is herein incorporated by reference from Exhibit (xxvii) of the Company’s Form 10-K for the year ended December 31, 2004

(xxvii)	Sino-Foreign Equity Joint Venture Contract for Cooper Chengshan (Shandong) Passenger Tire Company Ltd. by and among Shandon Chengshan Tire Company Limited by Shares and Cooper Tire Investment Holding (Barbados) Ltd. and Joy Thrive Investments Limited†

(xxviii)	Asset Purchase Agreement by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Chengshan (Shandong) Passenger Tire Company Ltd. and Chengshan Group Limited†

(xxix)	Sino-Foreign Equity Joint Venture Contract for Cooper Chengshan (Shandong) Tire Company Ltd. By and among Shandong Chengshan Tire Company Limited by Shares and Cooper Tire Investment Holding (Barbados) Ltd. and Joy Thrive Investments Limited†

(xxx)	Asset Purchase Agreement by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Chengshan (Shandong) Tire Company Limited and Chengshan Group Company Limited†

(xxxi)	Sino-Foreign Equity Joint Venture Contract for Rongcheng Chengshan Steel Cord Company Ltd by and between Chengshan Group Company Limited and CTB (Barbados) Investment Co. Ltd.†

(xxxii)	Share Purchase Agreement by and among Chengshan Group Company Limited and CTB (Barbados) Investment Co. Ltd†
(13)	Annual report to security holders†

(18)	Letter Regarding Change in Accounting Principles†

(21)	Subsidiaries of the Registrant†

(23)	Consent of Independent Registered Public Accounting Firm#

(24)	Power of Attorney†

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a)/15d–14(a) of the Exchange Act#

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a)/15d–14(a) of the Exchange Act#

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002#
* Indicates management contracts or compensatory plans or arrangements.
† Filed with the Registrant’s original Annual Report on Form 10-K for the year ended December 31, 2005, which was originally filed on March 1, 2006.
# Filed herewith.