Form 10-Q
period 2006-03-31
COOPER TIRE & RUBBER CO
filed 2006-05-03
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☑            No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑               Accelerated filer ☐               Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
Number of shares of common stock of registrant outstanding
at April 28, 2006: 61,337,040

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per-share amounts)

	December 31,	March 31,
	2005	2006
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$280,712	$193,814
Accounts receivable, less allowances of $5,765 in 2005 and $8,197 in 2006	338,793	436,872
Inventories at lower of cost (last-in, first-out) or market:
Finished goods	221,968	291,745
Work in process	21,820	29,846
Raw materials and supplies	62,258	86,003

	306,046	407,594

Other current assets	20,120	13,407
Deferred income taxes	23,130	23,826

Total current assets	968,801	1,075,513
Property, plant and equipment:
Land and land improvements	39,152	39,244
Buildings	266,364	296,933
Machinery and equipment	1,396,248	1,544,106
Molds, cores and rings	225,555	250,590

	1,927,319	2,130,873
Less accumulated depreciation and amortization	1,141,094	1,168,077

Net property, plant and equipment	786,225	962,796
Goodwill	48,172	60,262
Intangibles, net of accumulated amortization of $18,028 in 2005 and $19,400 in 2006	31,108	46,048
Restricted cash	12,382	12,464
Other assets	305,498	309,040

	$2,152,186	$2,466,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$79	$6,556
Payable to non-controlling owner	—	96,239
Accounts payable	157,785	277,281
Accrued liabilities	99,659	152,739
Income taxes	15,390	—
Liabilities related to the sale of automotive operations	4,684	4,660

Total current liabilities	277,597	537,475

Long-term debt	491,618	502,619
Postretirement benefits other than pensions	181,997	183,970
Other long-term liabilities	220,896	226,898
Long-term liabilities related to the sale of automotive operations	14,407	12,810
Deferred income taxes	21,941	19,859
Minority interests	4,954	53,914
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 86,322,514 shares issued in 2005 and 86,322,514 in 2006	86,323	86,323
Capital in excess of par value	37,667	37,957
Retained earnings	1,361,269	1,349,652
Cumulative other comprehensive loss	(86,323)	(85,514)

	1,398,936	1,388,418

Less: 25,001,503 common shares in treasury in 2005 and 24,985,474 in 2006, at cost	(460,160)	(459,840)

Total stockholders’ equity	938,776	928,578

	$2,152,186	$2,466,123

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2005 AND 2006
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2005	2006
Net sales	$514,057	$596,582
Cost of products sold	465,375	552,977

Gross profit	48,682	43,605
Selling, general and administrative	42,801	47,944

Operating profit (loss)	5,881	(4,339)
Interest expense	(14,215)	(10,813)
Interest income	5,614	2,971
Debt extinguishment	—	77
Dividend from unconsolidated subsidiary	—	4,609
Other — net	1,229	33

Loss from continuing operations before income taxes	(1,491)	(7,462)
Income tax benefit	447	2,307

Loss from continuing operations before minority interests	(1,044)	5,155
Minority interests	—	(313)

Loss from continuing operations	(1,044)	(5,468)
Income from discontinued operations, net of income taxes	6,260	314

Net income (loss)	$5,216	$(5,154)

Basic earnings (loss) per share:
Loss from continuing operations	$(0.01)	$(0.09)
Income from discontinued operations	0.09	0.01

Net income (loss)	$0.07 *	$(0.08)

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.01)	$(0.09)
Income from discontinued operations	0.09	0.01

Net income (loss)	$0.07 *	$(0.08)

Weighted average number of shares outstanding (000’s):
Basic	69,871	61,330

Diluted	69,871	61,330

Dividends per share	$0.105	$0.105

*	Amounts do not add due to rounding
See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2006
(UNAUDITED)
(Dollar amounts in thousands)

	2005	2006
Operating activities:
Loss from continuing operations	$(1,044)	$(5,468)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
Depreciation	25,647	30,039
Amortization	1,083	1,304
Deferred income taxes	(510)	507
Stock based compensation	33	473
Minority interest and joint venture partner operations	—	313
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(37,791)	(68,359)
Inventories	(28,576)	(66,693)
Prepaid expenses	23,103	4,112
Accounts payable	(17,623)	40,102
Accrued liabilities	28,603	40,362
Other non-current items	(1,399)	(9,500)

Net cash used in continuing operations	(8,474)	(32,808)
Net cash used in discontinued operations	(12,299)	(1,120)

Net cash used in operating activities	(20,773)	(33,928)

Investing activities:
Property, plant and equipment	(35,197)	(33,323)
Investments in available-for-sale debt securities	(45,800)	—
Investment in Kumho Tire Co., Inc.	(107,961)	—
Acquisition of business, net of cash acquired	—	(40,145)
Proceeds from the sale of assets	59	1

Net cash used in continuing operations	(188,899)	(73,467)
Net cash provided by discontinued operations	1,482	—

Net cash used in investing activities	(187,417)	(73,467)

Financing activities:
Issuance of (payments on) debt	(339)	20,219
Payments on long-term debt	(1)	(4,000)
Contributions of joint venture partner		11,000
Purchase of treasury shares	(106,181)	—
Payment of dividends	(7,339)	(6,440)
Issuance of common shares	2,841	116

Net cash provided by (used in) financing activities	(111,019)	20,895

Effects of exchange rate changes on cash of continuing operations	999	(398)

Changes in cash and cash equivalents	(318,210)	(86,898)

Cash and cash equivalents at beginning of year	881,728	280,712

Cash and cash equivalents at end of period	$563,518	$193,814

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per-share amounts)
1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. There is a year-round demand for the Company’s passenger and truck replacement tires, but passenger replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of August through November. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2	Effective February 4, 2006, the Company acquired a 51 percent ownership position in Cooper Chengshan (Shandong) Passenger Tire Co. Ltd. and Cooper Chengshan (Shandong) Tire Company, Ltd. (“Cooper-Chengshan”). The new companies, which were formed upon governmental approval of the transaction, together were known as Shandong Chengshan Tire Company, Ltd. (“Chengshan”) of Shandong, China. The two companies were formed by transferring specified assets and obligations to newly formed entities and the Company acquired a 51 percent interest in each thereafter. Certain inventories and accounts receivable were not transferred to the newly formed entities and cash was provided by Chengshan to achieve the contractually required net value of the Cooper-Chengshan companies. Following formation of the companies, working capital increases consumed cash as accounts receivable and inventory balances grew to operating levels. The Company also acquired a 25 percent position in the steel cord factory which is located adjacent to the tire manufacturing facility in Rongchen City, Shandong, China.

The purchase price of the acquisition is approximately $79,520 which includes $73,120 for the 51 percent interest in Cooper-Chengshan and $6,400 for the 25 percent position in the steel cord factory. The Company has paid $40,145, (net of cash acquired of $18,815) and an additional $20,560 is due upon the completion of certain actions by Chengshan. Debt of $1,250 was also transferred to the newly formed Cooper-Chengshan entities. The Company and Chengshan are working together to effect the transfer of certain additional debt from Chengshan to the newly formed entities due to favorable interest rate provisions on such debt. However, debt issuer approvals must be obtained to do so and these actions were not complete at March 31, 2006. Accordingly, the newly formed entities reflect an obligation of $96,239 to Chengshan at March 31, 2006. Should it be determined that debt cannot be transferred at the favorable rates, the entities will fund their obligations to Chengshan by issuing new debt.

Chengshan is the third largest Chinese-owned tire manufacturer. The company manufactures passenger car and light truck radial tires as well as radial and bias medium truck tires primarily under the brand names of Chengshan and Austone.

The Cooper-Chengshan acquisition is being accounted for as a purchase transaction. The total purchase price has preliminarily been allocated to the tangible and identifiable intangible assets and liabilities based on estimates of their respective fair values at March 31, 2006. Adjustments to this preliminary allocation will be made when identifiable tangible and intangible asset valuations have been completed. The excess purchase price over the estimated fair value of the net assets acquired is allocated to goodwill. The operating results of Cooper-Chengshan have been included in the consolidated financial statements of the Company since the date of acquisition.

The purchase price for the 51 percent interest in Cooper-Chengshan and the preliminary allocation are as follows:

Assets
Cash	$18,815
Accounts receivable	24,243
Inventory	32,672
Other current assets	1,012
Property, plant & equipment	171,283
Goodwill	12,090
Intangible and other assets	15,906

Liabilities
Payable to Chengshan	(96,239)
Accounts payable	(57,246)
Accrued liabilities	(10,520)
Minority interest	(37,646)
Debt	(1,250)

$73,120

The acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.
3.	The following table details information on the Company’s operating segments.

	Three months ended March 31
	2005	2006
Revenues from external customers:
North American Tire	$462,855	$495,851
International Tire	79,400	125,073
Eliminations	(28,198)	(24,342)

Net sales	$514,057	$596,582

Segment profit (loss):
North American Tire	$6,452	$(5,912)
International Tire	180	3,415
Unallocated corporate charges and eliminations	(751)	(1,842)

Operating profit (loss)	5,881	(4,339)
Interest expense	(14,215)	(10,813)
Interest income	5,614	2,971
Debt extinguishment	—	77
Dividend from unconsolidated subsidiary	—	4,609
Other — net	1,229	33

Loss from continuing operations before income taxes	$(1,491)	$(7,462)

4.	As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Shared Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS Statement No. 95, “Statement of Cash Flows.” The Company adopted SFAS 123(R) using the modified prospective method of transition. Accordingly, prior periods have not been restated. In accordance with the adoption of SFAS No. 123(R), the Company’s pre-tax income from continuing operations for the three months ended March 31, 2006 was not materially different than if it had continued to account for share-based compensation under APB Opinion No. 25 as vesting of all unvested options was accelerated in 2005.

Prior to the adoption of SFAS No. 123(R), the Company presented all benefits of its tax deductions resulting from the exercise of share-based compensation as operating cash flows in its Statement of Cash Flows. SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the three months ended March 31, 2006, the Company did not recognize any excess tax benefits as a financing cash inflow.

The fair value of option grants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2006
Risk-free interest rate	3.5%	4.5%
Dividend yield	1.9%	2.9%
Expected volatily of the Company’s common stock	0.240	0.350
Expected life in years	6.8	6.8
The weighted-average fair value of options granted in February of 2005 and 2006 was $5.29 and $4.56, respectively. The estimated fair value of options is amortized to expense over the options’ vesting period. As a result of action taken by the Compensation Committee of the Company in November 2005 to accelerate the vesting of employee stock options, there were no unvested employee stock options at December 31, 2005. In the first quarter of 2006, the Company recorded $56 of stock compensation expense associated with the February 15, 2006 stock option awards. The table below presents the pro forma disclosures made in 2005:

Three months
Ended March 31
2005
Loss from continuing operations as reported	$(1,044)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(379)

Pro forma loss	$(1,423)

Basic and diluted loss per share from continuing operations:
Reported	$(0.01)
Pro forma	(0.02)
Summarized information for activity in the Company’s plans for the three months ended March 31, 2006 is presented in the table below:

		Weighted
		Average
	Number	Exercise	Available
	Shares	Price	For Grant
January 1, 2006
Outstanding	3,661,119	$17.78
Exercisable	3,661,119	17.78

Granted	438,670	14.40
Exercised	(8,589)	13.47
Expired	—	—
Cancelled	(24,657)	19.00

March 31, 2006			2,913,066
Outstanding	4,066,543	15.98
Exercisable	3,631,426	17.99
The weighted average remaining contractual life of options outstanding at March 31, 2006 is 6.0 years.

Segregated disclosure of options outstanding at March 31, 2006 is as follows:

	Range of Exercise Prices
	Less than or	Greater than $14.75 and	Greater than or
	equal to $14.75	less than $19.80	equal to $19.80
Options outstanding	1,546,997	1,098,414	1,421,132

Weighted average exercise price	$13.98	$17.77	$21.42

Remaining contractual life	6.8	6.9	4.4

Options exercisable	1,115,380	1,094,914	1,421,132

Weighted average exercise price	$13.82	$17.78	$21.42
With the adoption of SFAS No, 123(R), the Company has recognized compensation expense associated with restricted stock units granted in 2006 based on the earlier of the vesting date or the date when the employee becomes eligible to retire. In 2006, the Company recognized $417 in compensation expense associated with restricted stock units and stock awards. In 2005, the Company recognized $33 in compensation expense associated with stock awards.
The following table provides details of the restricted stock unit activity for the three months ended March 31, 2006:

Restricted stock units outstanding at January 1, 2006	141,688

Restricted stock units granted	50,636
Accrued dividend equivalents	1,408
Restricted stock units settled	(5,230)

Restricted stock units outstanding at March 31, 2006	188,502

5.	The following table discloses the amount of net periodic benefit costs for the three months ended March 31, 2005 and 2006 for the Company’s defined benefit plans and other postretirement benefits relating to continuing operations:

			Other
	Pension Benefits		Postretirement Benefits
	2005	2006	2005	2006
Components of net periodic benefit cost:
Service cost	$5,236	$5,588	$1,387	$1,431
Interest cost	13,829	14,093	3,939	3,901
Expected return on plan assets	(17,825)	(18,317)	—	—
Amortization of transition obligation	(7)	—	—	—
Amortization of prior service cost	298	117	(55)	(77)
Recognized actuarial loss	4,070	4,687	931	877

Net periodic benefit cost	$5,601	$6,168	$6,202	$6,132

6.	On an annual basis, disclosure of comprehensive income is incorporated into the Statement of Shareholders’ Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, unrealized gains or losses on certain marketable securities and derivative instruments and minimum pension liability adjustments.

The Company’s comprehensive income is as follows:

	Three months ended March 31
	2005	2006
Loss from continuing operations	$(1,044)	$(5,468)
Other comprehensive income (loss):
Currency translation adjustments	(2,108)	2,383
Unrealized net gains on derivative instruments	3,250	(1,163)
Minimum pension liability	669	(411)

Comprehensive income (loss) from continuing operations	$767	$(4,659)

7.	During the first quarter of 2006, the Company revised the estimate of its liability for a previously announced tire recall. The extent of the Company’s liability associated with the subject tires has decreased and $2,100 of the recall provision was reversed and recorded as a reduction of cost of goods sold.
8.	When the Company acquired its ownership interest in Cooper-Chengshan, it established a severance accrual of $3,700 for employees who will be terminated within one year. Approximately 385 employees have been identified under this plan and there have been no severance payments made as of March 31, 2006.
9.	The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population, and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities since December 31, 2005:

Reserve at December 31, 2005	$9,064
Acquisition of Cooper-Chengshan	6,810
Additions	3,326
Payments	(2,364)

Reserve at March 31, 2006	$16,836

10.	The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000.

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

The Company’s exposure for each claim occurring prior to April 1, 2003 is limited by the coverage provided by its excess liability insurance program. The program for that period includes a relatively low per claim retention and a policy year aggregate retention limit on claims arising from occurrences which took place during a particular policy year. Effective April 1, 2003, the Company established a new excess liability insurance program. The new program covers the Company’s products liability claims occurring on or after April 1, 2003 and is occurrence-based insurance coverage which includes an increased per claim retention limit, increased policy limits, and the establishment of a captive insurance company. For the policy years ending March 31, 2006 and 2007, the total per claim retention limit is $25,000.

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

Recently, the Company has tentatively resolved certain product liability claims. The unusual circumstances surrounding one of the claims resulted in a tentative resolution well in excess of what the Company had anticipated and reserved previously. These adjustments increased products liability costs by $4,275 for the quarter ended March 31, 2006.

Products liability costs totaled $13,994 and $17,292 for the periods ended March 31, 2005 and 2006, respectively, and include recoveries of legal fees of $2,645 and $2,567 in the periods ended March 31, 2005 and 2006, respectively. Policies applicable to claims occurring on April 1, 2003 and thereafter do not provide for recovery of legal fees.

11.	The Company’s accrued liabilities due within one year are:

	December 31,	March 31,
	2005	2006
Payroll	$23,181	$29,636
Products liability	16,690	21,120
Other	59,788	101,983

	$99,659	$152,739

12.	The Company issued $15,000 in long-term debt to Chengshan in March 2006. This debt is due in three years and has an interest rate of 5.58 percent. Also during the quarter, the Company repurchased $3,000 of its long-term debt due in 2019 and $1,000 of its long-term debt due in 2027.
13.	The Company’s other assets are:

	December 31,	March 31,
	2005	2006
Pension funding in excess of amounts expensed	$167,027	$168,029
Investment in Kumho Tire Co., Inc.	107,961	107,961
Other	30,510	33,050

	$305,498	$309,040

14.	For the quarter ended March 31, 2006, the Company recorded an income tax benefit at an expected annual effective tax rate of 23.7% for continuing operations exclusive of taxation of the dividend from Kumho Tire Co., Inc. for which tax was provided as a discrete item in the quarter. This compares to an effective tax rate for continuing operations for the comparable 2005 quarter of 30.0%. Taxes were calculated for the periods utilizing anticipated effective tax rates by jurisdiction forecasted for the full year. The annualized lower tax rate in 2006 is reflective of forecasted income in jurisdictions in which the Company has a tax holiday.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Consolidated Results of Operations

	Three months ended March 31
(Dollar amounts in millions except per share amounts)	2005	Change	2006
Revenues:
North American Tire	$462.9	7.1%	$495.9
International Tire	79.4	57.4%	125.0
Eliminations	(28.2)		(24.3)

Net sales	$514.1	16.0%	$596.6

Segment profit (loss):
North American Tire	$6.5	-190.8%	$(5.9)
International Tire	0.2	1600.0%	3.4
Unallocated corporate charges and eliminations	(0.8)		(1.8)

Operating profit (loss)	5.9	-172.9%	(4.3)
Interest expense	(14.2)	-23.9%	(10.8)
Interest income	5.6	-46.4%	3.0
Dividend from unconsolidated subsidiary	—		4.6
Other — net	1.2	-100.0%	—

Loss from continuing operations before income taxes	(1.5)		(7.5)

Income tax benefit	(0.5)		2.3

Loss from continuing operations before minority interests	(1.0)		(5.2)

Minority interests	—		(0.3)

Loss from continuing operations	$(1.0)		$(5.5)

Basic loss per share	$(0.01)		$(0.09)

Diluted loss per share	$(0.01)		$(0.09)

Consolidated net sales for the three-month period ended March 31, 2006 were $82.5 million higher than for the comparable period one year ago. The acquisition of Cooper-Chengshan in February 2006 added $48.4 million in net sales for the first quarter of 2006. The remainder of the increase in net sales for the first quarter of 2006 compared to the first quarter of 2005 was the result of improved net pricing and product mix. Operating profit in the first quarter of 2006 decreased by $10.2 million from the operating profit reported for first quarter of 2005. The favorable impacts of improved pricing and mix were offset by higher raw material and utility costs and adjustments to the product liability reserve.
The Company continued to experience significant increases in the costs of certain of its principal raw materials and natural gas, the principal energy source used in its manufacturing processes, during the first quarter of 2006 compared with the levels experienced during the first quarter of 2005. The principal raw materials for the Company include synthetic rubber, carbon black, natural rubber, chemicals and reinforcement components. A significant portion of the Company’s raw materials are crude oil-based, a commodity which set new price ceilings during the first quarter of 2006. The increase in the cost of crude oil was the most significant driver of higher raw material costs during the first quarter of 2006 which were up about $30.7 million from the first quarter of 2005.

The pricing volatility in commodities such as natural rubber and crude oil contributed to the difficulty in managing the costs of related raw materials. The increased price of crude oil and the growing global demand for its derivative products is contributing to the cost increases being experienced for raw materials used by the Company.
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
Selling, general, and administrative expenses were $47.9 million in the first quarter of 2006 (8.0 percent of net sales) and $42.8 million in the first quarter of 2005 (8.3 percent of net sales). The addition of the Chinese operations accounted for this increase.
Interest expense decreased $3.4 million in the first quarter of 2006 from the first quarter of 2005 as a result of the debt repurchased during 2005 and in the first quarter of 2006.
Interest income in the first quarter of 2006 was $3.0 million compared to $5.6 million in the comparable period of 2005 as a result of lower cash levels in 2006 than in 2005.
During the first quarter of 2006, the Company recorded dividend income from its investment in the Kumho Tire Co., Inc. A dividend of approximately $.61 per share was declared to shareholders of record on March 17, 2006. The Company owns the equivalent of 7,500,000 shares and recorded $4.6 million of dividend income.
Other – net decreased by $1.2 million in the first quarter of 2006 compared to 2005 as a result of foreign currency losses being recorded in 2006 compared to gains in 2005.
For the quarter ended March 31, 2006, the Company recorded an income tax benefit at an estimated annual effective tax rate of 23.7% for continuing operations exclusive of taxation of the dividend from Kumho Tire Co., Inc. for which tax was provided as a discrete item in the quarter. This compares to an effective tax rate for continuing operations for the comparable 2005 quarter of 30.0%. Taxes were calculated for the periods utilizing anticipated effective tax rates by jurisdiction forecasted for the full year. The annualized lower tax rate in 2006 is reflective of forecasted income in jurisdictions in which the Company has a tax holiday.

North American Tire Segment

	Three months ended March 31
(Dollar amounts in millions)	2005	Change	2006
Sales	$462.9	7.1%	$495.9

Operating profit (loss)	$6.5	-190.8%	$(5.9)

United States unit sales changes:
Passenger tires
Company		0.5%
RMA members		-3.7%

Light truck tires
Company		3.8%
RMA members		-8.4%

Total light vehicle tires
Company		1.1%
RMA members		-4.3%
Overview
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
Sales
Sales of the North American Tire Operations segment increased $33.0 million in the first quarter of 2006 from levels in 2005. The increase in sales was a result of improved net pricing and product mix ($31.6 million) and higher unit volume ($1.4 million). The segment’s increased unit sales in the SUV and light truck tire replacement market and new product offerings of high performance tires contributed to the improved product mix. The segment recorded decreases in unit sales in the economy and broadline tire lines.
In the United States, the segment’s unit sales of passenger tires increased 0.5 percent and sales of light truck tires increased by 3.8 percent in the first quarter of 2006 compared to the first quarter of 2005. The increase in light truck tire units was due, in part, to the continuing expansion of light truck products into the marketplace.
Shipments of passenger car and light truck tire replacement units in the United States market by members of the Rubber Manufacturers Association (“RMA”), a group comprised of the largest eleven tire companies in the world including the segment, and which accounted for approximately 90 percent of the total United States tire market in both 2005 and 2006, decreased approximately 4.3 percent in the first quarter of 2006 from shipment levels in the first quarter of 2005. Passenger tire unit shipments, which account for over 80 percent of the combined passenger and light truck tire markets, decreased by 3.7 percent while light truck tire unit shipments decreased by approximately 8.4 percent.

Operating Profit
Segment operating profit decreased $12.4 million in the first quarter of 2006 from the level in the first quarter of 2005. The impacts of improved net pricing and product mix ($28 million) were offset by higher raw material costs ($29 million), adjustments to the product liability reserve ($4.3 million), higher utility costs ($4 million) and other costs ($3 million). The first quarter of 2005 included the cost of the work stoppage at the Texarkana, AR tire manufacturing facility. The first quarter of 2006 includes the cost of reduced production levels during the first two months of 2006 and the cost to convert one of the segment’s manufacturing facilities to a seven-day operation.
Segment Outlook
The segment is optimistic the remaining quarters of 2006 will continue to show strong sales improvement over the comparable quarters of 2005. Concerns exist regarding the cost of crude oil derived raw materials and also the impact of the rising cost of gasoline on consumer confidence, in particular with discretionary spending and miles driven.
The segment expects to continue to gain market share throughout the remainder of 2006. Continued market share gains by several private brand customers, improved product availability, and increased volumes of high performance products are expected to contribute to 2006 sales. Product availability is expected to be improved over 2005 partially due to 2005 being detrimentally impacted by the work stoppage at its Texarkana, AR tire facility. The segment continues to develop new products in its specialty light truck, sport truck, and high performance product offerings to satisfy current market demand. These new products are expected to improve the profitability of the segment by improving the mix of its products. The segment has also introduced a new broadline product offering in 2006 to enhance its position in this important product segment of the market.
The segment incurred increased manufacturing costs in the first quarter due to reduced production levels to manage inventory and due to the cost of converting one of the segment’s manufacturing facilities to a seven-day operation. Outsourcing of radial medium truck and certain passenger tire products to Asian manufacturers and continued investments in re-tooling for more ultra high performance and light truck capacity at the segment’s domestic tire manufacturing facilities provide adequate supply to meet customer demands. Investments in more efficient production equipment are planned to continue to increase productivity and capacity in key product segments. These investments will help to offset increased complexity in the segment’s production facilities in future periods.
The segment has completed the transfer of its radial medium truck tire production to China through a contract manufacturing arrangement. The segment expects to source over 1 million medium truck and economy passenger tires in 2006 through various manufacturing initiatives. These initiatives are important to the segment’s ability to profitably provide tire products to its customers in North America.
Raw material prices are proving very difficult to predict accurately. Raw material costs were more than 15 percent higher in the first quarter of 2006 compared to the first quarter 2005. The Company believes raw material costs will continue to increase significantly during 2006. To address the higher raw material prices, the Company implemented a price increase of up to 5 percent in April 2006 and anticipates further price increases during the year.
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

The segment believes its operating profit levels will continue to improve beyond the first half of 2006 not only due to higher sales volumes and the implementation of recently announced price increases, but also due to the favorable impact of improved product and customer mix, improvements in operating efficiencies and manufacturing capacity, and the cost reductions generated through its Lean initiatives. Aggressive growth plans for specific house brand and key private brand customers, growth in high performance product lines, and increasing demand for sport utility vehicle and light truck tire lines are expected to yield higher margins and contribute favorably to the segment’s operating profit. Additionally, the segment continues to implement Lean manufacturing and other cost reduction initiatives, including improved manufacturing efficiencies, to help offset increased raw material and high products liability costs.
International Tire Segment

	Three months ended March 31
(Dollar amounts in millions)	2005	Change	2006
Sales	$79.4	57.4%	$125.0

Operating profit	$0.2	n/m	$3.4

Unit sales change		68.3%
Overview
The International Tire Operations segment manufactures and markets passenger car, light truck and motorcycle tires for the replacement market, as well as racing tires and materials for the tire retread industry, in Europe and the United Kingdom. With the Company’s ownership interest in Cooper-Chengshan, the International Tire Operations segment now manufactures and markets passenger car and light truck radial tires as well as radial and bias medium truck tires in the Asian market.
Sales
Sales of the International Tire Operations segment increased $45.6 million, or 57.4%, in the first quarter of 2006 compared to the first quarter of 2005. The acquisition of Cooper-Chengshan contributed $48.4 million of sales in the first quarter of 2006. Foreign currency changes had an unfavorable impact of $5.6 million in the first quarter of 2006 compared to 2005 of $3.4 million.
Operating Profit
Operating profit for the segment in the first quarter of 2006 was approximately $3.2 million higher than in 2005. The impacts of the acquisition of Cooper-Chengshan and improved net pricing and product mix ($4 million) were partially offset by higher raw material costs ($1 million), higher expenses related to the startup of the segment’s Asian operations ($1 million) and increases in utility and other plant costs.
Segment Outlook
The segment’s Asian strategy calls for alignment with strategic partners it believes will provide access to the local market and position the segment to take advantage of the significant growth anticipated within the region over the next five to ten years.

Effective February 4, 2006, the operations of Cooper-Chengshan have been included in the results of the International Tire Operations segment. The Company is making improvements in production efficiency and raw material purchasing to offset the expected higher raw material prices during the remainder of 2006.
The International Tire Operations segment has formed a joint venture with Kenda Rubber Industrial Co., Ltd. of Taiwan (“Kenda”) to build a tire manufacturing facility in China. The joint venture received final approval of this project in April of 2005 and construction of the facility began in July 2005. Initial production from this facility is anticipated by the fourth quarter of 2006. All tires produced at the facility during the first five years after startup will be exported by the segment to the rest of the world. The segment also has a manufacturing supply agreement with Kenda to provide opening-price point passenger tires from China for distribution in the European market.
The segment has formed these arrangements in Asia which, when combined with the Company’s investment in Kumho Tire Co., Inc. of Korea and the North American tire segment’s off-take agreement with Hangzhou Zhongce Rubber Co., Ltd. of China (“Hangzhou Zhongce”) for the manufacture of passenger and radial medium truck tires, will be sufficient to provide an adequate competitive position, immediate market recognition, and a platform on which to build as the Asian market develops.
The Company believes demand for its products in the European market will be solid during the remainder of the year. Cooper brand sales are growing as the awareness increases through targeted marketing approaches in all subsidiary operations. Cooper Tire Europe’s manufacturing strategy of outsourcing entry level tires and preserving the U.K. facility for production of high performance, racing and motorcycle tires is helping to increase profitability from these assets.
Outlook for Company
In the North America Tire segment, the Company believes improving operating efficiencies and production expansion projects will enable it to manufacture and sell more specialty high performance and large light truck tires during the second half of the year. In addition, recently announced price increases will help the Company offset the forecasted higher cost of raw materials.
In the International Tire segment, the Company believes improvements in production efficiency and raw material purchasing will help to offset higher raw material costs in the Cooper-Chengshan operations. The first tires from the Cooper-Kenda joint venture facility are expected in early fourth quarter of 2006 and will be exported to the United Kingdom and the United States. Increased sales volumes of higher margin tires in the United Kingdom and Europe are expected during the remaining months of 2006.
Liquidity and Capital Resources
Generation and uses of cash — Net cash used in operating activities of continuing operations was $32.8 million in the first three months of 2006, an increase of $24.3 million from the $8.5 million used in the first three months of 2005. Income after adjustments for non-cash items increased $2.0 million. Changes in operating assets and liabilities resulted in the use of $60.0 million in cash in 2006 versus a use of $33.7 million in 2005. The inclusion of two months of Cooper-Chengshan operations have contributed to the increases in accounts receivable, inventories and accounts payable. For North America Tire, inventory levels have increased from the year-end levels following seasonal first quarter patterns. An income tax refund of $22 million was received during the first quarter of 2005 and is shown as a source of cash on the prepaid expense line while in the first quarter of 2006, the Company made an income tax payment of $13 million which is shown as a use of cash on the other line.
Net cash used in investing activities during the first quarter of 2006 reflects the Company’s acquisition of its ownership position in Cooper-Chengshan for $40.1 million, net of cash acquired, and capital expenditures of $33.3 million. Investing activities for 2005 reflect the Company’s investment in Kumho Tire Co., Inc. of Korea of $108.0 million and capital expenditures of $35.2 million. The Company also increased its investment in available-for-sale debt securities during the first quarter of 2005 by $45.8 million.

In the first quarter of 2006, Cooper-Chengshan issued $15 million of long-term debt to its minority interest shareholder and $5 million in short-term debt to a financial institution. The Company’s Cooper-Kenda joint venture also received $11 million from its joint venture partner for construction of the tire manufacturing facility in China. The Board of Directors authorized the repurchase of up to $350 million of the Company’s outstanding debt on May 2, 2005 and the Company repurchased $4 million of additional debt during the first quarter of 2006.
The Company paid $106.2 million to repurchase shares of its common stock during the first quarter of 2005. Dividends paid on the Company’s common shares in the first quarter of 2006 and 2005 were $6.4 million and $7.3 million, respectively.
Available credit facilities — The Company has a revolving credit facility with a consortium of ten banks that provides up to $175 million in credit facilities and expires August 31, 2008.
As of March 31, 2006 the Company was in compliance with the financial covenants contained in its credit agreements. At that date, the ratio of consolidated net indebtedness to consolidated capitalization was 27.3 percent and the interest coverage was 3.9 times compared to requirements of 55 percent maximum net indebtedness to consolidated capitalization ratio and minimum 3 times interest coverage. The Company anticipates that it will remain in compliance with these covenants in 2006, based upon its business forecast for the year.
On March 16, 2006, Standard & Poor’s lowered the Company’s long-term corporate credit, senior unsecured debt and senior unsecured shelf registration ratings from BB+ to BB. Moody’s Investors Service has assigned a rating of Ba2 to the Company’s long-term debt. The Company believes it will continue to have access to the credit markets, although at higher borrowing costs than in the past.
Available cash and contractual commitments — The Company previously anticipated that cash flows from operations in 2006 would be positive and would approximate its projected capital expenditures, including its portion of expenditures in partially-owned subsidiaries, and dividend goals. Given recent increases in crude oil and natural rubber prices, the Company may experience considerably higher costs of raw materials, energy and transportation costs than previously estimated. If costs continue at high levels, significant price increases must be realized to achieve cash flows from operations sufficient to cover planned capital spending and dividend payments.
The Company has remaining obligations of $20.5 million to Chengshan relating to the acquisition of its 51 percent interest in the two Chinese companies previously wholly owned by Chengshan. These obligations are payable upon completion of certain actions by Chengshan which are expected to occur during the second quarter of 2006. The Company expects to continue to invest in China during 2006 through its Cooper-Kenda joint venture formed to build a tire production facility and through its ownership position in Cooper-Chengshan. Projected Company investments in the joint venture for 2006 are about $60 million of which the Company is obligated to fund 50 percent. The Company currently plans to invest an additional $20 million in the Cooper-Chengshan operation, of which, the Company is obligated to fund 51 percent. There are no significant long-term debt obligations due until 2009.
At March 31, 2006 the Company had cash and cash equivalents of $193.8 million. The Company’s additional borrowing capacity through use of its credit agreement with its bank group and other bank lines at March 31, 2006 was $190 million.
Contingencies
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at March 31, 2006. The Company is aggressively managing its product liability costs.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk at March 31, 2006 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2005.
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
During the first quarter, the Company expanded its system of internal control over financial reporting to include the Cooper-Chengshan operation where Cooper personnel have oversight of the financial reporting system. Based on preliminary review of the Cooper-Chengshan operations, there have been no changes in the Company’s internal control over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at March 31, 2006.
Item 1A. RISK FACTORS
There have been no material changes in the risk factors at March 31, 2006 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2005.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Company’s Annual Meeting of Stockholders was held on May 2, 2006.

(b)	All of the nominees for directors, as listed below under (c) and on pages 3 and 4 of the Company’s Proxy Statement dated March 22, 2006, were elected. The following directors have terms of office which continued after the meeting.

Arthur H. Aronson	Thomas A. Dattilo
Laurie J. Breininger	Byron O. Pond
Steven M. Chapman	Richard L. Wambold
(c)	A description of each matter voted upon at that meeting is contained on pages 3 and 4 and 6 through 15 of the Company’s Proxy Statement dated March 22, 2006, which pages are incorporated herein by reference.

The number of votes cast by common stockholders with respect to each matter is as follows:
(i)	Election of directors

	Term	Affirmative	Withheld
	Expires	Votes	Votes
John H. Holland	2009	55,102,819	1,026,899
John F. Meier	2009	54,352,000	1,777,717
John H. Shuey	2009	55,085,223	1,044,495
(ii)	Proposal to adopt a policy that the selection of the Company’s independent auditors be submitted to the Company’s shareholders for their ratification. The votes that had been submitted on the proposal were as follows:

Affirmative votes	54,697,750
Negative Votes	1,024,116
Abstentions	407,852
(iii)	Proposal to approve and adopt the 2006 Incentive Compensation Plan. The votes that had been submitted on the proposal were as follows:

Affirmative votes	39,312,368
Negative Votes	8,815,282
Abstentions	515,373
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
(31.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b) Reports on Form 8-K
A Form 8-K (Items 8.01 and 9.01) was furnished on January 25, 2006 relating to the Company’s announcement of the finalization of its acquisition of 51 percent of Cooper Chengshan (Shandong) Passenger Tire Co., Ltd., and Cooper Chengshan (Shandong) Tire Company, Ltd. with an effective date of February 4, 2006.
A Form 8-K (Items 2.02 and 9.01) was furnished on March 1, 2006 relating to the release of the Company’s fourth quarter earnings.

A Form 8-K (Items 5.02 and 9.01) was furnished on March 3, 2006 relating to the election of Steven M. Chapman to serve as a director of the Company effective as of March 3, 2006.
A Form 8-K (Item 2.01) was furnished on April 7, 2006 updating the information relating to the Company’s acquisition of a 51 percent share of Cooper Chengshan (Shandong) Passenger Tire Co., Ltd., and Cooper Chengshan (Shandong) Tire Company, Ltd.
A Form 8-K (Items 5.03 and 9.01) was furnished on May 2, 2006 relating to the adoption by the Board of Directors, effective May 1, 2006, of amended and restated Bylaws of the Company.
A Form 8-K (Items 2.02 and 9.01) was furnished on May 3, 2006 relating to the release of the Company’s first quarter earnings.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER TIRE & RUBBER COMPANY

/S/ P. G. Weaver
P. G. Weaver
Vice President and Chief Financial Officer
(Principal Financial Officer)

/S/ R. W. Huber
R. W. Huber
Director of External Reporting
(Principal Accounting Officer)
May 3, 2006
     (Date)