Form 10-Q
period 2006-06-30
COOPER TIRE & RUBBER CO
filed 2006-08-07
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐          No ☑
Number of shares of common stock of registrant outstanding
at June 30, 2006: 61,337,040

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per-share amounts)

	December 31,	June 30
	2005	2006
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$280,712	$105,201
Accounts receivable, less allowances of $5,765 in 2005 and $8,507 in 2006	338,793	460,594
Inventories at lower of cost or market:
Finished goods	221,968	334,798
Work in process	21,820	28,293
Raw materials and supplies	62,258	101,580

	306,046	464,671

Other current assets	20,120	44,932
Deferred income taxes	23,130	23,834

Total current assets	968,801	1,099,232
Property, plant and equipment:
Land and land improvements	39,152	38,643
Buildings	266,364	305,326
Machinery and equipment	1,396,248	1,617,714
Molds, cores and rings	225,555	258,376

	1,927,319	2,220,059
Less accumulated depreciation and amortization	1,141,094	1,253,750

Net property, plant and equipment	786,225	966,309
Goodwill	48,172	60,361
Intangibles, net of accumulated amortization of $18,028 in 2005 and $20,152 in 2006	31,108	44,966
Restricted cash	12,382	14,159
Other assets	305,498	312,044

	$2,152,186	$2,497,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$79	$115,397
Payable to non-controlling owner	—	43,273
Accounts payable	157,785	256,979
Accrued liabilities	99,659	153,676
Income taxes	15,390	7,231
Liabilities related to the sale of automotive operations	4,684	2,640

Total current liabilities	277,597	579,196

Long-term debt	491,618	502,619
Postretirement benefits other than pensions	181,997	187,281
Other long-term liabilities	220,896	236,593
Long-term liabilities related to the sale of automotive operations	14,407	9,396
Deferred income taxes	21,941	18,891
Minority interests	4,954	59,095
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 86,322,514 shares issued in 2005 and 86,322,514 in 2006	86,323	86,323
Capital in excess of par value	37,667	38,255
Retained earnings	1,361,269	1,322,463
Cumulative other comprehensive loss	(86,323)	(83,201)

	1,398,936	1,363,840

Less: 25,001,503 common shares in treasury in 2005 and 24,985,474 in 2006, at cost	(460,160)	(459,840)

Total stockholders’ equity	938,776	904,000

	$2,152,186	$2,497,071

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005 AND 2006
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2005	2006

Net sales	$510,930	$624,785
Cost of products sold	473,020	595,593

Gross profit	37,910	29,192

Selling, general and administrative	37,497	46,872
Restructuring	—	8,212

Operating profit (loss)	413	(25,892)

Interest expense	13,715	11,584
Interest income	(4,520)	(2,097)
Debt extinguishment	9,075	—
Dividend from unconsolidated subsidiary	—	323
Other — net	(305)	163

Loss from continuing operations before income taxes	(17,552)	(35,865)

Income tax benefit	11,131	16,100

Loss from continuing operations before minority interests	(6,421)	(19,765)

Minority interests	3	(3,157)

Loss from continuing operations	(6,418)	(22,922)

Income (loss) from discontinued operations, net of income taxes	(463)	2,190

Net loss	$(6,881)	$(20,732)

Basic earnings (loss) per share:
Loss from continuing operations	$(0.10)	$(0.37)
Income (loss) from discontinued operations	(0.01)	0.04

Net loss	$(0.11)	$(0.34) *

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.10)	$(0.37)
Income (loss) from discontinued operations	(0.01)	0.04

Net loss	$(0.11)	$(0.34) *

Weighted average number of shares outstanding (000’s):
Basic	62,250	61,337

Diluted	62,250	61,337

Dividends per share	$0.105	$0.105

*	Amounts do not add due to rounding
See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2005 AND 2006
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2005	2006

Net sales	$1,024,987	$1,221,367
Cost of products sold	938,395	1,148,570

Gross profit	86,592	72,797

Selling, general and administrative	80,298	94,816
Restructuring	—	8,212

Operating profit (loss)	6,294	(30,231)

Interest expense	27,930	22,397
Interest income	(10,134)	(5,068)
Debt extinguishment	9,075	(77)
Dividend from unconsolidated subsidiary	—	(4,286)
Other — net	(1,534)	130

Loss from continuing operations before income taxes	(19,043)	(43,327)

Income tax benefit	11,578	18,407

Loss from continuing operations before minority interests	(7,465)	(24,920)

Minority interests	3	(3,470)

Loss from continuing operations	(7,462)	(28,390)

Income from discontinued operations, net of income taxes	5,797	2,504

Net loss	$(1,665)	$(25,886)

Basic earnings (loss) per share:
Loss from continuing operations	$(0.11)	$(0.46)
Income from discontinued operations	0.09	0.04

Net loss	$(0.03)*	$(0.42)

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.11)	$(0.46)
Income from discontinued operations	0.09	0.04

Net loss	$(0.03)*	$(0.42)

Weighted average number of shares outstanding (000’s):
Basic	66,039	61,334

Diluted	66,039	61,334

Dividends per share	$0.210	$0.210

*	Amounts do not add due to rounding
See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND 2006
(UNAUDITED)
(Dollar amounts in thousands)

	2005	2006
Operating activities:
Net loss	$(1,665)	$(25,886)
Adjustments to reconcile net loss to net cash used in continuing operations:
Income from discontinued operations, net of income taxes	(5,797)	(2,504)
Depreciation	52,351	64,134
Amortization	2,178	2,659
Deferred income taxes	(342)	357
Stock based compensation	163	747
Restructuring asset write-down	—	6,445
Minority interest and joint venture partner operations	(3)	3,470
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(24,858)	(88,901)
Inventories	(84,122)	(121,074)
Prepaid expenses	4,503	(6,871)
Accounts payable	265	19,031
Accrued liabilities	44,540	40,065
Other non-current items	8,966	(16,675)

Net cash used in continuing operations	(3,821)	(125,003)
Net cash used in discontinued operations	(17,907)	(4,361)

Net cash used in operating activities	(21,728)	(129,364)

Investing activities:
Property, plant and equipment	(89,118)	(76,594)
Investments in available-for-sale debt securities	3,999	—
Investment in Kumho Tire Co., Inc.	(107,961)	—
Acquisition of business, net of cash acquired	—	(40,243)
Proceeds from the sale of business	54,270	—
Proceeds from the sale of assets	2,691	517

Net cash used in continuing operations	(136,119)	(116,320)
Net cash provided by discontinued operations	3,170	—

Net cash used in investing activities	(132,949)	(116,320)

Financing activities:
Issuance of (payments on) debt	(380)	76,555
Payments on long-term debt	(84,362)	(4,000)
Contributions of joint venture partner	—	13,024
Purchase of treasury shares	(189,764)	—
Payment of dividends	(13,767)	(12,880)
Excess tax benefits on option exercises	—	6
Issuance of common shares	3,757	116

Net cash provided by (used in) financing activities	(284,516)	72,821

Effects of exchange rate changes on cash of continuing operations	2,512	(2,648)

Changes in cash and cash equivalents	(436,681)	(175,511)

Cash and cash equivalents at beginning of year	881,728	280,712

Cash and cash equivalents at end of period	$445,047	$105,201

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per-share amounts)
1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. There is a year-round demand for the Company’s passenger and truck replacement tires, but passenger replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of August through November. Operating results for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain amounts for 2005 have been reclassified to conform to 2006 presentations.
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
The purchase price of the acquisition is approximately $79,619 which includes $73,219 for the 51 percent interest in Cooper-Chengshan and $6,400 for the 25 percent position in the steel cord factory. The Company has paid $40,243, (net of cash acquired of $18,815) and an additional $20,560 is due upon the signing of the share pledge agreement providing collateral against unknown liabilities. Debt of $53,751 was also transferred to the newly formed Cooper-Chengshan entities. The Company and Chengshan are working together to effect the transfer of certain additional debt from Chengshan to the newly formed entities due to favorable interest rate provisions on such debt. However, debt issuer approvals must be obtained to do so and these actions were not complete at June 30, 2006. Accordingly, the newly formed entities reflect an obligation of $43,273 to Chengshan at June 30, 2006. Should it be determined that debt cannot be transferred at the favorable rates, the entities will fund their obligations to Chengshan by issuing new debt.
Prior to the acquisition, Chengshan was the third largest Chinese-owned tire manufacturer. The company manufactures passenger car and light truck radial tires as well as radial and bias medium truck tires primarily under the brand names of Chengshan and Austone.
The Cooper-Chengshan acquisition is being accounted for as a purchase transaction. The total purchase price has preliminarily been allocated to the tangible and identifiable intangible assets and liabilities based on estimates of their respective fair values at February 4, 2006. Adjustments to this preliminary allocation will be made when identifiable tangible and intangible asset valuations have been completed. The excess purchase price over the estimated fair value of the net assets acquired is allocated to goodwill. The operating results of Cooper-Chengshan have been included in the consolidated financial statements of the Company since the date of acquisition.

The purchase price for the 51 percent interest in Cooper-Chengshan and the preliminary allocation at June 30, 2006, are as follows:

Assets
Cash	$18,815
Accounts receivable	24,243
Inventory	32,672
Other current assets	1,012
Property, plant & equipment	171,283
Goodwill	12,189
Intangible and other assets	15,906

Liabilities
Payable to Chengshan	(43,738)
Accounts payable	(57,246)
Accrued liabilities	(10,520)
Minority interest	(37,646)
Debt	(53,751)

$73,219

The acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.
3.	The following table details information on the Company’s operating segments.

	Three months ended June 30		Six months ended June 30
	2005	2006	2005	2006
Revenues from external customers:
North American Tire	$458,874	$463,448	$921,729	$959,299
International Tire	82,929	185,904	162,330	310,977
Eliminations	(30,873)	(24,567)	(59,072)	(48,909)

Net sales	$510,930	$624,785	$1,024,987	$1,221,367

Segment profit (loss):
North American Tire	$1,330	$(29,895)	$7,782	$(35,807)
International Tire	2,536	7,710	2,717	11,125
Eliminations	(208)	(844)	(578)	(1,672)
Unallocated corporate charges	(3,245)	(2,863)	(3,627)	(3,877)

Operating profit (loss)	413	(25,892)	6,294	(30,231)
Interest expense	14,349	11,584	28,564	22,397
Interest income	(4,520)	(2,097)	(10,134)	(5,068)
Debt extinguishment	8,441	—	8,441	(77)
Dividend from unconsolidated subsidiary	—	326	—	(4,286)
Other — net	(305)	160	(1,534)	130

Loss from continuing operations before income taxes	$(17,552)	$(35,865)	$(19,043)	$(43,327)

4.	As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” The Company adopted SFAS No. 123 (R) using the modified prospective method of transition. Accordingly, prior periods have not been restated. In accordance with the adoption of SFAS No. 123 (R), the Company’s pre-tax income from continuing operations for the six months ended June 30, 2006 was not materially affected as vesting of all unvested options was accelerated in 2005.
Prior to the adoption of SFAS No. 123 (R), the Company presented all benefits of its tax deductions resulting from the exercise of share-based compensation as operating cash flows in its Statement of Cash Flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the six months ended June 30, 2006, the Company recognized $6 of excess tax benefits as a financing cash inflow.
The fair value of option grants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2006

Risk-free interest rate	3.5%	4.5%
Dividend yield	1.9%	2.9%
Expected volatility of the Company’s common stock	0.240	0.350
Expected life in years	6.8	6.8
The weighted-average fair value of options granted in February of 2005 and 2006 was $5.29 and $4.56, respectively. The estimated fair value of options is amortized to expense over the options’ vesting period. As a result of action taken by the Compensation Committee of the Company in November 2005 to accelerate the vesting of employee stock options, there were no unvested employee stock options at December 31, 2005. In the second quarter of 2006, the Company recorded $113 of stock compensation expense associated with the February 15, 2006 stock option awards and has recorded $169 of stock compensation associated with these awards for the six months ended June 30, 2006. The table below presents the pro forma disclosures made in 2005:

	Three months	Six months
	Ended June 30	Ended June 30
	2005	2005

Loss from continuing operations as reported	$(6,418)	$(7,462)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(445)	(824)

Pro forma loss	$(6,863)	$(8,286)

Basic and diluted loss per share from continuing operations:
Reported	$(0.10)	$(0.11)
Pro forma	(0.11)	(0.13)
Summarized information for activity in the Company’s plans for the six months ended June 30, 2006 is presented in the table below:

		Weighted
		Average
	Number of	Exercise	Available
	Shares	Price	For Grant
January 1, 2006
Outstanding	3,661,119	$17.78
Exercisable	3,661,119	17.78

Granted	438,670	14.40
Exercised	(8,589)	13.47
Expired	(872)	24.31
Cancelled	(17,242)	20.33

June 30, 2006			5,458,345
Outstanding	4,073,086	17.58
Exercisable	3,637,969	17.96
The weighted average remaining contractual life of options outstanding at June 30, 2006 is 5.8 years.

Segregated disclosure of options outstanding at June 30, 2006 is as follows:

	Range of Exercise Prices
	Less than or	Greater than $14.75 and	Greater than or
	equal to $14.75	less than $19.80	equal to $19.80
Options outstanding	1,559,988	1,126,031	1,387,067
Weighted average exercise price	$13.99	$17.85	$21.39
Remaining contractual life	6.5	6.6	4.2
Options exercisable	1,128,371	1,122,531	1,387,067
Weighted average exercise price	$13.83	$17.86	$21.39
With the adoption of SFAS No. 123(R), the Company has recognized compensation expense associated with restricted stock units granted in 2006 based on the earlier of the vesting date or the date when the employee becomes eligible to retire. For the six months ended June 30, 2006, the Company has recognized $577 in compensation expense associated with restricted stock units and stock awards. For the six months ended June 30, 2005, the Company recognized $163 in compensation expense associated with stock awards.
The following table provides details of the restricted stock unit activity for the six months ended June 30, 2006:

Restricted stock units outstanding at January 1, 2006	141,688

Restricted stock units granted	50,636
Accrued dividend equivalents	3,244
Restricted stock units settled	(5,230)

Restricted stock units outstanding at June 30, 2006	190,338

5.	In May of 2006, the Company announced the planned closure of its manufacturing facility in Athens, Georgia with a current estimated cost of between $10,000 and $12,000. The Company approved the manufacturing plant closure because this plant’s production can be absorbed by other Company facilities. The facility will be closed early in the third quarter. During the second quarter, restructuring costs of $8,212 were recorded. The assets of the facility were written down to fair value resulting in a charge of $6,445. Severance costs totaling $1,522 were recorded and no severance payments were made as of June 30, 2006. Additional employee-related severance costs of $245 were recorded, including a pension charge of $150.
6.	The following table discloses the amount of net periodic benefit costs for the three-month and six-month periods ended June 30, 2005 and 2006 for the Company’s defined benefit plans and other postretirement benefits relating to continuing operations:

	Pension Benefits
	Three months ended June 30		Six months ended June 30
	2005	2006	2005	2006
Components of net periodic benefit cost:
Service cost	$5,331	$5,626	$10,567	$11,214
Interest cost	13,888	14,225	27,717	28,318
Expected return on plan assets	(17,746)	(18,461)	(35,571)	(36,778)
Amortization of transition obligation	(8)	—	(15)	—
Amortization of prior service cost	388	119	686	236
Recognized actuarial loss	4,042	4,706	8,112	9,393

Net periodic benefit cost	$5,895	$6,215	$11,496	$12,383

	Other Postretirement Benefits
	Three months ended June 30		Six months ended June 30
	2005	2006	2005	2006
Components of net periodic benefit cost:
Service cost	$1,362	$1,432	$2,749	$2,863
Interest cost	3,921	3,901	7,860	7,802
Amortization of prior service cost	(55)	(77)	(110)	(154)
Recognized actuarial loss	916	877	1,847	1,754

Net periodic benefit cost	$6,144	$6,133	$12,346	$12,265

7.	On an annual basis, disclosure of comprehensive income (loss) is incorporated into the Statement of Shareholders’ Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, unrealized gains or losses on certain marketable securities and derivative instruments and minimum pension liability adjustments.
The Company’s comprehensive income is as follows:

	Three months ended June 30		Six months ended June 30
	2005	2006	2005	2006
Loss from continuing operations	$(6,418)	$(22,922)	$(7,462)	$(28,390)
Other comprehensive income (loss):
Currency translation adjustments	(4,467)	4,427	(6,575)	6,810
Unrealized net gains (losses) on derivative instruments	2,807	(888)	6,057	(2,051)
Minimum pension liability	1,287	(1,226)	1,956	(1,637)

Comprehensive loss from continuing operations	$(6,791)	$(20,609)	$(6,024)	$(25,268)

8.	During the first quarter of 2006, the Company revised the estimate of its liability for a previously announced tire recall. The extent of the Company’s liability associated with the subject tires in the quarter ended March 31, 2006 decreased and $2,100 of the recall provision was reversed and recorded as a reduction of cost of goods sold.

9.	When the Company acquired its ownership interest in Cooper-Chengshan, it established a severance accrual of $3,700 for approximately 385 employees who will be terminated within one year. There have been no severance payments made as of June 30, 2006.

10.	The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population, and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities since December 31, 2005:

Reserve at December 31, 2005	$9,064
Acquisition of Cooper-Chengshan	6,810
Additions	7,265
Payments	(5,237)

Reserve at June 30, 2006	$17,902

11.	The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000.
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
For the three month periods ended June 30, 2005 and 2006, products liability costs totaled $15,612 and $15,098, respectively, and include recoveries of legal fees of $662 and $316 in the periods ended June 30, 2005 and 2006, respectively. For the six-month periods ended June 30, 2005 and 2006, products liability expense totaled $29,606 and $32,390, respectively, and include recoveries of legal fees of $3,307 and $2,883, respectively. Policies applicable to claims occurring on April 1, 2003 and thereafter do not provide for recovery of legal fees.
12.	The Company’s accrued liabilities due within one year are:

	December 31,	June 30,
	2005	2006

Payroll	$23,181	$25,835
Products liability	16,690	17,175
Other	59,788	110,666

	$99,659	$153,676

13.	The Company issued $15,000 in long-term debt to Chengshan in March 2006. This debt is due in three years and has an interest rate of 5.58 percent. Also during the first quarter, the Company repurchased $3,000 of its long-term debt due in 2019 and $1,000 of its long-term debt due in 2027.
During the six-month period ended June 30, 2006, the Company issued $40 million in short-term notes to various financial institutions in China in the normal course of business operations. The Company also borrowed $40 million under its revolving credit facility.
14.	The Company’s other assets are:

	December 31,	June 30,
	2005	2006

Pension funding in excess of amounts expensed	$167,027	$169,938
Investment in Kumho Tire Co., Inc.	107,961	107,961
Other	30,510	34,145

	$305,498	$312,044

15.	For the quarter ended June 30, 2006, the Company recorded an income tax benefit of $16,100 on a loss before taxes from continuing operations of $35,865, including discrete items. For the six months ended June 30, 2006, the Company recorded an income tax benefit of $18,407 on a loss before taxes from continuing operations of $43,327 also including discrete items. Discrete items included in the 2006 tax computation include the dividend from an unconsolidated subsidiary, settlement of contingent items and accrued interest on remaining contingent items. This compares to an income tax benefit of $11,131 on a loss before taxes of $17,552 and an income tax benefit of $11,578 on a loss before taxes of $19,043 from continuing operations for the same periods in 2005. The income tax benefit in the 2006 periods results primarily from the recognition of income tax benefits on current period book losses in the United States in addition to certain tax credits and benefits that do not directly vary with pre-tax book results of operations. The reduction in tax benefit as a percentage of loss is primarily a result of the mix of earnings among domestic and foreign operations. Taxes were calculated utilizing anticipated effective tax rates by jurisdiction forecasted for the full year. The Company will adopt FASB No. 109 Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, for years beginning after December 15, 2006. The Company has not yet determined the impact, if any, resulting from the adoption of FIN 48.”
16.	On August 3, 2006, the board of directors of the Company announced that it had accepted the resignation of chairman, president and chief executive officer Thomas A. Dattilo, who is leaving to pursue another opportunity.
Mr. Dattilo will receive severance and benefits pursuant to his Employment Agreement (as amended through July 18, 2003), as if he were terminated involuntarily without Cause. The Employment Agreement was filed as Exhibit (10)(ii) of the Company’s Form 10-K for the year ended December 31, 2001 and the First Amendment was filed as Exhibit (10) of the Company’s Form 10-Q for the quarter ended June 30, 2003.
17.	On August 3, 2006, Moody’s Investors Service lowered the Company’s senior unsecured debt rating from Ba3 to B2. Also on August 4, 2006, Standard & Poor’s lowered the Company’s long-term corporate credit, senior unsecured debt and senior unsecured shelf registration ratings from BB to B+. The Company believes it will continue to have access to the credit markets, albeit at higher borrowing costs that in the past.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Consolidated Results of Operations
(Dollar amounts in millions except per share amounts)

	Three months ended June 30			Six months ended June 30
	2005	Change	2006	2005	Change	2006
Revenues:
North American Tire	$458.9	1.0%	$463.4	$921.7	4.1%	$959.3
International Tire	82.9	124.2%	185.9	162.3	91.6%	311.0
Eliminations	(30.9)		(24.5)	(59.0)		(48.9)

Net sales	$510.9	22.3%	$624.8	$1,025.0	19.2%	$1,221.4

Segment profit (loss):
North American Tire	$1.3	n/m	$(29.9)	$7.8	n/m	$(35.8)
International Tire	2.5	208.0%	7.7	2.7	311.1%	11.1
Unallocated corporate charges and eliminations	(3.4)		(3.7)	(4.2)		(5.5)

Operating profit (loss)	0.4	n/m	(25.9)	6.3	n/m	(30.2)
Interest expense	14.3	-18.9%	11.6	28.6	-21.7%	22.4
Debt extinguishment costs	8.4		—	8.4		—
Interest income	(4.5)	-53.3%	(2.1)	(10.1)	-49.5%	(5.1)
Dividend from unconsolidated subsidiary	—		0.3	—		(4.3)
Other — net	(0.3)	-166.7%	0.2	(1.6)	-106.3%	0.1

Loss from continuing operations before income taxes	(17.5)		(35.9)	(19.0)		(43.3)

Income tax benefit	11.1		16.1	11.5		18.4

Loss from continuing operations before minority interests	(6.4)		(19.8)	(7.5)		(24.9)

Minority interests	—		(3.1)	—		(3.5)

Loss from continuing operations	$(6.4)		$(22.9)	$(7.5)		$(28.4)

Basic loss per share	$(0.10)		$(0.37)	$(0.11)		$(0.46)

Diluted loss per share	$(0.10)		$(0.37)	$(0.11)		$(0.46)

Consolidated net sales for the three-month period ended June 30, 2006 were $113.9 million higher than for the comparable period one year ago. The acquisition of Cooper-Chengshan in February 2006 added $109.6 million in net sales for the second quarter of 2006. The remainder of the increase in net sales for the second quarter of 2006 compared to the second quarter of 2005 was the result of improved net pricing and product mix. Operating profit in the second quarter of 2006 decreased by $26.3 million from the operating profit reported for the second quarter of 2005.
Consolidated net sales for the six-month period ended June 30, 2006 were $196.4 million higher than for the comparable period one year ago. The acquisition of Cooper-Chengshan in February 2006 added $158.0 million in net sales for the first six months of 2006. The remainder of the increase in net sales for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was the result of improved net pricing and product mix. Operating profit in the first six months of 2006 decreased by $36.5 million from the operating profit reported for the first six months of 2005.
The Company continued to experience significant increases in the costs of certain of its principal raw materials and natural gas, the principal energy source used in its manufacturing processes, during the second quarter and the first six months of 2006 compared with the levels experienced during the comparable periods of 2005. The principal raw materials for the Company include synthetic rubber, carbon black, natural rubber, chemicals and reinforcement components. A significant portion of the Company’s raw materials are crude oil-based, a commodity which continued to set new price ceilings during the first half of 2006. The increases in the cost of natural rubber and petroleum based materials were the most significant drivers of higher raw material costs during the second quarter of 2006, which were up about $29.0 million from the second quarter of 2005, and for the six-month period ended June 30, 2006, which were up $59.7 million from the comparable period in 2005. Natural rubber traded at all time price highs during the second quarter of 2006 while synthetic rubber and steel prices have been trending down after rising significantly in 2004 and 2005. The pricing volatility in commodities such as natural rubber and crude oil contributed to the difficulty in managing the costs of related raw materials. The increased price of crude oil and the growing global demand for its derivative products is contributing to the cost increases being experienced for raw materials used by the Company.
The Company manages the procurement of its raw materials to assure supply and to obtain the most favorable pricing. For natural rubber and natural gas, procurement is managed by buying forward of production requirements and by buying in the spot market. For other principal materials, procurement arrangements include supply agreements that may contain formula-based pricing based on commodity indices, multi-year agreements, or spot purchases contracts. These arrangements provide quantities needed to satisfy normal manufacturing demands.
Selling, general, and administrative expenses were $46.9 million in the second quarter of 2006 (7.5 percent of net sales) and $37.5 million in the second quarter of 2005 (7.3 percent of net sales). The addition of the Chinese operations and higher advertising costs in the North American Tire segment accounted for this increase. For the six-month period ended June 30, 2006, selling, general and administrative expenses were $94.8 million (7.8 percent of net sales) compared to $80.3 million (7.8 percent of net sales) for the comparable period of 2005. This increase was due to the same reasons cited for the quarter increase.
During the second quarter of 2006, the Company announced the planned closure of its manufacturing facility in Athens, Georgia. This manufacturing facility produced retread products and some racing tires for the Company. This facility’s production will be transferred to other plants. The Company recorded $8.2 million of restructuring costs in connection with the planned closure of this facility. The majority of the restructuring costs represented one-time employee-related costs and asset write-offs.
Interest expense decreased $2.7 million in the second quarter of 2006 from the second quarter of 2005. For the first six months of 2006, interest expense decreased $6.2 million compared to the same period in 2005. The decrease for the quarter and six months was the result of the debt repurchased during 2005 and in the first quarter of 2006.
The Company incurred $8.4 million in costs associated with the repurchase of a portion of its long-term debt during the second quarter of 2005.
Interest income decreased $2.4 million and $5.0 million in the second quarter and first six months of 2006, respectively, from comparable periods of 2005 as a result of lower cash levels in 2006 than in 2005.

During the first six months of 2006, the Company recorded dividend income from its investment in the Kumho Tire Co., Inc. A dividend of approximately $.57 per share was declared to shareholders of record on March 17, 2006. The Company owns the equivalent of 7,500,000 shares and recorded $4.3 million of dividend income.
Other — net decreased by $1.7 million in the first six months of 2006 compared to 2005 as a result of foreign currency losses being recorded in 2006 compared to gains in 2005.
For the quarter ended June 30, 2006, the Company recorded an income tax benefit of $16,100 on a loss before taxes from continuing operations of $35,865 and for the six months ended June 30, 2006, the Company recorded an income tax benefit $18,407 on a loss before taxes from continuing operations of $43,327. This compares to an income tax benefit of $11,131 on a loss before taxes of $17,552 and an income tax benefit of $11,578 on a loss before taxes of $19,043 from continuing operations, exclusive of discrete items, for the same periods in 2005. The income tax benefit in the 2006 periods results primarily from the recognition of income tax benefits on current period book losses in the United States in addition to certain tax credits and benefits that do not directly vary with pre-tax book results of operations. Taxes were calculated utilizing anticipated effective tax rates by jurisdiction forecasted for the full year. The reduction in tax benefit as a percentage of loss is primarily a result of the mix of earnings among domestic and foreign operations.

North American Tire Segment

	Three months ended June 30			Six months ended June 30
	2005	Change	2006	2005	Change	2006
(Dollar amounts in millions)

Sales	$458.9	1.0%	$463.4	$921.7	4.1%	$959.3

Operating profit (loss)	$1.3	n/m	$(29.9)	$7.8	n/m	$(35.8)

United States unit sales changes:
Passenger tires
Company		-5.9%			-2.6%
RMA members		-7.0%			-5.4%

Light truck tires
Company		-3.3%			0.3%
RMA members		-6.8%			-7.6%

Total light vehicle tires
Company		-5.4%			-2.1%
RMA members		-7.0%			-5.7%
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
Sales
Sales of the North American Tire Operations segment increased $4.5 million in the second quarter of 2006 from levels in 2005. The increase in sales was a result of improved net pricing and product mix ($31.4 million), offset by lower unit volume ($26.9 million). The segment’s increased unit sales in the SUV tire replacement market and new product offerings of high performance tires contributed to the improved product mix. The segment recorded decreases in unit sales in the economy, broadline and light truck tire lines.
In the United States, the segment’s unit sales of passenger tires decreased 5.9 percent and sales of light truck tires decreased by 3.3 percent in the second quarter of 2006 compared to the second quarter of 2005. The decrease in unit sales was due, in part, to a significant weakening in the North American replacement tire market.
Shipments of passenger car and light truck tire replacement units in the United States market by members of the Rubber Manufacturers Association (“RMA”), a group comprised of the largest eleven tire companies in the world including the segment, and which accounted for approximately 90 percent of the total United States tire market in both 2005 and 2006, decreased approximately 7.0 percent in the second quarter of 2006 from shipment levels in the second quarter of 2005. Passenger tire unit shipments, which account for over 80 percent of the combined passenger and light truck tire markets, also decreased by 7.0 percent while light truck tire unit shipments decreased by approximately 6.8 percent.
Sales of the North American Tire Operations segment increased $37.6 million in the first six months of 2006 from levels in 2005. The increase in sales was a result of improved net pricing and product mix ($63.0 million), offset by lower unit volume ($25.4 million). The changes in the segment’s unit sales for the six-month period were the same as cited above for the second quarter.
In the United States, the segment’s unit sales of passenger tires decreased 2.6 percent and sales of light truck tires increased by 0.3 percent in the first six months of 2006 compared to the first six months of 2005. The decrease in passenger tire unit sales was due, in part, to a weakening of the tire replacement market. Shipments of passenger car and light truck tire replacement units in the United States market by members of the RMA decreased approximately 5.7 percent in the first six months of 2006 from shipment levels in the first six months of 2005. Passenger tire unit shipments decreased by 5.4 percent while light truck tire unit shipments decreased by approximately 7.6 percent.
Operating Profit
Segment operating profit decreased $31.2 million in the second quarter of 2006 from the second quarter of 2005. The impacts of improved net pricing and product mix ($29.2 million) were offset by higher raw material costs ($26.8 million), a restructuring charge ($8.2 million) and unabsorbed overhead expense associated with the reduced production schedule in the second quarter ($8 million). The segment also experienced lower unit volumes, higher shipping and outside storage costs, higher utility costs and increases in other costs, including the timing of advertising expenses. The second quarter of 2005 included the cost of the work stoppage at the Texarkana, AR tire manufacturing facility. The second quarter of 2006 includes the cost of reduced production levels as the segment temporarily shutdown its four tire manufacturing facilities in order to control inventory levels.
Segment operating profit decreased $43.6 million in the six months ended June 30, 2006 from the level in the same period of 2005. The impacts of improved net pricing and product mix ($57.4 million) were offset by higher raw material costs ($56.2 million), a restructuring charge ($8.2 million) and unabsorbed overhead expense associated with the reduced production schedule ($8 million). The segment’s operating profit for the six-month period was impacted by those factors cited for the second quarter results. The first six months of 2005 included the cost of the work stoppage at the Texarkana, AR tire manufacturing facility. The first six months of 2006 includes the cost of reduced production levels as the segment temporarily shutdown its four tire manufacturing facilities in order to control inventories resulting from the weak North American replacement tire market. The first six months of 2006 also includes the cost to convert one of the segment’s manufacturing facilities to a seven-day operation.
During the second quarter of 2006, the segment announced the planned closure of its manufacturing facility in Athens, Georgia with a current estimated cost of between $10,000 and $12,000. This manufacturing facility produced retread products and some racing tires for the segment. This facility’s production will be transferred to other plants. The segment recorded $8.2 million of restructuring costs in connection with the planned closure of this facility. The majority of the restructuring costs represented one-time employee-related costs and asset write-offs.
Segment Outlook
The segment is optimistic the remaining quarters of 2006 will show sales improvement over the comparable quarters of 2005. Concerns exist regarding the cost of crude oil derived raw materials and also the impact of the rising cost of gasoline on consumer confidence, in particular with discretionary spending and miles driven.
The segment expects to continue to gain market share throughout the remainder of 2006. Continued market share gains in the Cooper brand, improved product availability, and increased volumes of high performance products are expected to contribute to 2006 sales. Product availability is expected to be improved over 2005 partially due to 2005 being detrimentally impacted by the work stoppage at its Texarkana, AR tire facility. The segment continues to develop new products in its specialty light truck, sport truck, and high performance product offerings to satisfy current market demand. These new products are expected to improve the profitability of the segment by improving the mix of its products. The segment has also introduced a new broadline product offering in 2006 to enhance its position in this important product segment of the market.
The segment incurred increased manufacturing costs in the first half due to reduced production levels to manage inventory and due to the cost of converting one of the segment’s manufacturing facilities to a seven-day operation. The outsourcing of radial medium truck and certain passenger tire products to Asian manufacturers combined with continued investments in re-tooling for more ultra high performance and light truck capacity at the segment’s domestic tire manufacturing facilities provide adequate supply to meet customer demands. Investments in more efficient production equipment are planned to continue to increase productivity and capacity in key product segments. These investments will help to offset increased complexity in the segment’s production facilities in future periods.
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
Raw material prices are proving very difficult to predict accurately. Raw material costs were more than 15 percent higher in the first half of 2006 compared to the first half of 2005. The Company believes raw material costs will continue to increase significantly during the remainder of 2006 due to the volatility and increasing prices of both natural rubber and oil. Natural rubber prices are primarily driven by continued strong demand from Asia, supply disruptions earlier in 2006 and speculation. With continued strong growth expected in Asia and strong commodity markets, the Company expects continued upward pressure. To address the higher raw material prices, the Company implemented a price increase of up to 5 percent in April 2006, has announced a price increase of up to 7 percent effective July 1, 2006 and anticipates further price increases during the year.
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
The segment believes its operating profit levels will improve during the second half of 2006 not only due to higher sales volumes and the implementation of recently announced price increases, but also due to the favorable impact of improved product and customer mix, improvements in operating efficiencies and manufacturing capacity, and the cost reductions generated through its Lean initiatives. Aggressive growth plans for specific house brand and key private brand customers, growth in high performance product lines, and increasing demand for sport utility vehicle and light truck tire lines are expected to yield higher margins and contribute favorably to the segment’s operating profit. Additionally, the segment continues to implement Lean manufacturing and other cost reduction initiatives, including improved manufacturing efficiencies, to help offset increased raw material and high products liability costs.

International Tire Segment

	Three months ended June 30			Six months ended June 30
	2005	Change	2006	2005	Change	2006
(Dollar amounts in millions)
Sales	$82.9	124.2%	$185.9	$162.3	91.6%	$311.0
Operating profit	$2.5	208.0%	$7.7	$2.7	311.1%	$11.1
Unit sales change		111.2%			82.2%
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
Sales
Sales of the International Tire Operations segment increased $103.0 million, or 124.2%, in the second quarter of 2006 compared to the second quarter of 2005. The acquisition of Cooper-Chengshan contributed $109.6 million of sales in the second quarter of 2006. Foreign currency changes had an unfavorable impact of $1.2 million in the second quarter of 2006 compared to 2005. The impact of the acquisition of Cooper-Chengshan and improved net pricing and product mix ($2.7 million) were partially offset by lower unit volumes in Europe ($8.1 million).
Sales of the International Tire Operations segment increased $148.7 million, or 91.6%, in the first six months of 2006 compared to the same period in 2005. The acquisition of Cooper-Chengshan contributed $158.0 million of sales in the first six months of 2006. Foreign currency changes had an unfavorable impact of $6.8 million in the first half of 2006 compared to 2005. The impact of the acquisition of Cooper-Chengshan and improved net pricing and product mix ($3.8 million) were partially offset by lower unit volumes in Europe ($6.3 million).
Operating Profit
Operating profit for the segment in the second quarter of 2006 was approximately $5.2 million higher than in 2005. The impacts of the acquisition of Cooper-Chengshan and improved net pricing and product mix ($10.4 million) were partially offset by higher raw material costs ($2.2 million), higher expenses related to the startup of the segment’s Asian operations ($1.9 million) and increases in utility and other plant costs ($1.1 million).
Operating profit for the segment in the first six months of 2006 was approximately $8.4 million higher than in 2005. The impacts of the acquisition of Cooper-Chengshan and the segment’s improved net pricing and product mix ($15.3 million) were partially offset by higher raw material costs ($3.5 million) and higher expenses related to the startup of the segment’s Asian operations ($3.4 million).

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
The International Tire Operations segment has formed a joint venture with Kenda Rubber Industrial Co., Ltd. of Taiwan (“Kenda”) to build a tire manufacturing facility in China. The joint venture received final approval of this project in April of 2005 and construction of the facility began in July 2005. Initial production from this facility is anticipated in the first quarter of 2007. All tires produced at the facility during the first five years after startup will be exported by the segment to the rest of the world. The segment also has a manufacturing supply agreement with Kenda to provide opening-price point passenger tires from China for distribution in the European market.
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
Outlook for Company
As discussed in the Outlook sections for the North American Tire and International Tire segments, the Company believes the results for the remaining six months of 2006 will show significant improvements over the results for the six-month period ended June 30, 2006.
Liquidity and Capital Resources
Generation and uses of cash — Net cash used in operating activities of continuing operations was $125.0 million in the first six months of 2006, an increase of $121.2 million from the $3.8 million used in the first six months of 2005. Income after adjustments for non-cash items increased $2.5 million. Changes in operating assets and liabilities resulted in the use of $174.4 million in cash in 2006 versus a use of $50.7 million in 2005. The inclusion of the Cooper-Chengshan operations has contributed to the increases in accounts receivable, inventories, prepaid expenses and accounts payable. Inventories levels elsewhere have also increased from the year-end levels. In the Other category, income taxes recoverable account for the majority of the change from 2005.
Net cash used in investing activities during the first six months of 2006 reflects the Company’s acquisition of its ownership position in Cooper-Chengshan for $40.2 million, net of cash acquired, and capital expenditures of $76.6 million. Investing activities for 2005 reflect the Company’s investment in Kumho Tire Co., Inc. of Korea of $108.0 million and capital expenditures of $89.1 million. In April 2005, the Company received $54.3 million due from the buyer related to the sale of Cooper-Standard Automotive. The Company also increased its investment in available-for-sale debt securities during the first six months of 2005 by $4.0 million.

During the first six months of 2006, Cooper-Chengshan issued $15 million of long-term debt to its minority interest shareholder and $21 million in short-term debt to financial institutions. The Company also borrowed $40 million under its revolving credit facility. The Company’s Cooper-Kenda joint venture received $13.0 million from its joint venture partner for construction of the tire manufacturing facility in China. The Board of Directors authorized the repurchase of up to $350 million of the Company’s outstanding debt on May 2, 2005. The Company repurchased $84.4 million of its long-term debt in May 2005 and repurchased an additional $4.0 million of debt during the first six months of 2006.
The Company paid $189.8 million to repurchase shares of its common stock during the first six months of 2005. Dividends paid on the Company’s common shares in the first six months of 2006 and 2005 were $12.9 million and $13.8 million, respectively.
Available credit facilities — The Company has a revolving credit facility with a consortium of ten banks that provides up to $175 million in credit facilities and expires August 31, 2008.
As of June 30, 2006 the Company was in compliance with the financial covenants contained in its credit agreements. At that date, the ratio of consolidated net indebtedness to consolidated capitalization was 37.8 percent and the interest coverage was 3.7 times compared to requirements of 55 percent maximum net indebtedness to consolidated capitalization ratio and minimum 3 times interest coverage. The Company anticipates that it will remain in compliance with these covenants in 2006, based upon its business forecast for the year.
On August 3, 2006, Moody’s Investors Service lowered the Company’s senior unsecured debt rating from Ba3 to B2. Also on August 4, 2006, Standard & Poor’s lowered the Company’s long-term corporate credit, senior unsecured debt and senior unsecured shelf registration ratings from BB to B+. The Company believes it will continue to have access to the credit markets, albeit at higher borrowing costs that in the past.
Available cash and contractual commitments — In preparing its Annual Report on Form 10-K for the year ended December 31, 2005, the Company anticipated that cash flows from operations in 2006 would be positive and would approximate its projected capital expenditures, including its portion of expenditures in partially-owned subsidiaries, and dividend goals. Light vehicle replacement market tire shipments in the United States, as reported by members of the Rubber Manufacturers Association, are down about 7 percent through June 30, 2006 compared to the prior year. Comparable Company shipments are down about 5.4% during the same period. In the second quarter, the Company announced the closing of its plant in Athens, Georgia and initiated production cuts at other plants during the second and third quarters. Given these circumstances and recent increases in crude oil and natural rubber prices, the Company has experienced considerably higher costs than previously estimated. If costs continue at high levels, significant price increases must be realized to achieve cash flows from operations sufficient to cover planned capital spending and dividend payments for the year.
The Company has remaining obligations of $20.5 million to Chengshan relating to the acquisition of its 51 percent interest in the two Chinese companies previously wholly owned by Chengshan. These obligations are due upon the signing of the share pledge agreement providing collateral against unknown liabilities. The Company expects to continue to invest in China during 2006 through its Cooper-Kenda joint venture formed to build a tire production facility and through its ownership position in Cooper-Chengshan. Projected Company investments in the joint venture for 2006 are about $59 million of which the Company is obligated to fund 50 percent. The Company currently plans to invest an additional $31 million in the Cooper-Chengshan operation, of which, the Company is obligated to fund 51 percent. There are no significant long-term debt obligations due until 2009.
At June 30, 2006 the Company had cash and cash equivalents of $105.2 million. The Company’s additional borrowing capacity through use of its credit agreement with its bank group and other bank lines at June 30, 2006 was $130 million.
Contingencies
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at June 30, 2006. The Company is aggressively managing its product liability costs.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk at June 30, 2006 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2005.

Item 4.	CONTROLS AND PROCEDURES
Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Interim Chief Executive Officer and Chief Financial Officer of the Company, have evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the Company’s disclosure controls and procedures, including its internal controls and procedures. Based upon that evaluation, the Interim Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.
There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at June 30, 2006.

Item 1A.	RISK FACTORS
There have been no material changes in the risk factors at June 30, 2006 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2005.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits

(31.1)	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K
A Form 8-K (Item 2.05) was furnished on May 8, 2006 relating to the Company’s announcement of the closure of the manufacturing facility in Athens, Georgia.
A Form 8-K (Items 5.02 and 9.01) was furnished on May 31, 2006 relating to the retirement announcement of Dick Stephens, President, North American Tire Division.
A Form 8-K (Items 1.01 and 9.01) was furnished on June 16, 2006 relating to the agreement to retain Dick Stephens in a consultant role with the Company through the end of 2006.
A Form 8-K (Items 2.02 and 9.01) was furnished on August 3, 2006 relating to the release of the Company’s second quarter earnings.
A Form 8-K (Items 5.02 and 9.01) was furnished on August 3, 2006 relating to the resignation announcement of Thomas A. Dattilo, Chairman, President and Chief Executive Officer.

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

August 7, 2006
       (Date)