Form 10-Q
period 2006-09-30
COOPER TIRE & RUBBER CO
filed 2006-11-08
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerate filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☑     Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Number of shares of common stock of registrant outstanding
at October 31, 2006: 61,339,627

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per-share amounts)

	December 31,	September 30,
	2005	2006
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$280,712	$105,137
Accounts receivable, less allowances of $5,765 in 2005 and $9,394 in 2006	338,793	468,753
Inventories at lower of cost or market:
Finished goods	221,968	286,612
Work in process	21,820	30,043
Raw materials and supplies	62,258	107,363

	306,046	424,018

Other current assets	20,120	34,279
Deferred income taxes	23,130	12,971

Total current assets	968,801	1,045,158
Property, plant and equipment:
Land and land improvements	39,152	38,935
Buildings	266,364	302,779
Machinery and equipment	1,396,248	1,661,329
Molds, cores and rings	225,555	264,062

	1,927,319	2,267,105
Less accumulated depreciation and amortization	1,141,094	1,283,361

Net property, plant and equipment	786,225	983,744
Goodwill	48,172	60,706
Intangibles, net of accumulated amortization of $18,028 in 2005 and $20,899 in 2006	31,108	44,061
Restricted cash	12,382	13,243
Other assets	305,498	315,869

	$2,152,186	$2,462,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$79	$110,850
Payable to non-controlling owner	—	54,159
Accounts payable	157,785	236,130
Accrued liabilities	99,659	162,983
Income taxes	15,390	1,832
Liabilities related to the sale of automotive operations	4,684	4,460

Total current liabilities	277,597	570,414

Long-term debt	491,618	513,013
Postretirement benefits other than pensions	181,997	190,503
Other long-term liabilities	220,896	228,447
Long-term liabilities related to the sale of automotive operations	14,407	8,827
Deferred income taxes	21,941	12,971
Minority interests	4,954	60,578
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 86,322,514 shares issued in 2005 and 86,322,514 in 2006	86,323	86,323
Capital in excess of par value	37,667	38,497
Retained earnings	1,361,269	1,291,018
Cumulative other comprehensive loss	(86,323)	(78,022)

	1,398,936	1,337,816

Less: 25,001,503 common shares in treasury in 2005 and 24,982,887 in 2006, at cost	(460,160)	(459,788)

Total stockholders’ equity	938,776	878,028

	$2,152,186	$2,462,781

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2006
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2005	2006
Net sales	$557,795	$715,795
Cost of products sold	502,369	664,257

Gross profit	55,426	51,538

Selling, general and administrative	41,631	56,144
Adjustments to class action warranty	(277)	—
Restructuring	—	2,715

Operating profit (loss)	14,072	(7,321)

Interest expense	13,545	12,964
Interest income	(3,857)	(2,064)
Debt extinguishment	1,328	—
Other — net	1,296	(1,704)

Income (loss) from continuing operations before income taxes	1,760	(16,517)

Income tax expense	(2,846)	(6,878)

Loss from continuing operations before minority interests	(1,086)	(23,395)

Minority interests	11	(1,483)

Loss from continuing operations	(1,075)	(24,878)

Income (loss) from discontinued operations, net of income taxes	235	(115)

Net loss	$(840)	$(24,993)

Basic earnings (loss) per share:
Loss from continuing operations	$(0.02)	$(0.41)
Income (loss) from discontinued operations	0.00	0.00

Net loss	$(0.01)*	$(0.41)

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.02)	$(0.41)
Income (loss) from discontinued operations	0.00	0.00

Net loss	$(0.01)*	$(0.41)

Weighted average number of shares outstanding (000s):
Basic	61,292	61,339

Diluted	61,292	61,339

Dividends per share	$0.105	$0.105

*	Amounts do not add due to rounding
See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2006
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2005	2006
Net sales	$1,582,782	$1,937,162
Cost of products sold	1,440,764	1,812,827

Gross profit	142,018	124,335

Selling, general and administrative	121,929	150,960
Adjustments to class action warranty	(277)
Restructuring	—	10,927

Operating profit (loss)	20,366	(37,552)

Interest expense	41,475	35,361
Interest income	(13,991)	(7,132)
Debt extinguishment	10,403	(77)
Dividend from unconsolidated subsidiary	—	(4,286)
Other — net	(238)	(1,574)

Loss from continuing operations before income taxes	(17,283)	(59,844)

Income tax benefit	8,732	11,530

Loss from continuing operations before minority interests	(8,551)	(48,314)

Minority interests	14	(4,953)

Loss from continuing operations	(8,537)	(53,267)

Income from discontinued operations, net of income taxes	6,032	2,389

Net loss	$(2,505)	$(50,878)

Basic earnings (loss) per share:
Loss from continuing operations	$(0.13)	$(0.87)
Income from discontinued operations	0.09	0.04

Net loss	$(0.04)	$(0.83)

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.13)	$(0.87)
Income from discontinued operations	0.09	0.04

Net loss	$(0.04)	$(0.83)

Weighted average number of shares outstanding (000s):
Basic	64,440	61,336

Diluted	64,440	61,336

Dividends per share	$0.315	$0.315

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2006
(UNAUDITED)
(Dollar amounts in thousands)

	2005	2006
Operating activities:
Net loss	$(2,505)	$(50,878)
Adjustments to reconcile net loss to net cash used in continuing operations:
Income from discontinued operations, net of income taxes	(6,032)	(2,389)
Depreciation	79,046	98,259
Amortization	3,969	4,007
Adjustment to class action warranty	(277)	—
Deferred income taxes	(886)	(344)
Stock based compensation	180	1,028
Restructuring asset write-down	—	7,339
Minority interest and joint venture partner operations	(14)	4,953
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(47,725)	(94,747)
Inventories	(99,053)	(77,228)
Other current assets	9,521	(9,829)
Accounts payable	(3,896)	17,366
Accrued liabilities	63,982	50,519
Other items	14,645	(10,117)

Net cash provided by (used in) continuing operations	10,955	(62,061)
Net cash used in discontinued operations	(17,736)	(3,415)

Net cash used in operating activities	(6,781)	(65,476)

Investing activities:
Property, plant and equipment	(128,012)	(126,606)
Proceeds from the sale of available-for-sale debt securities	4,254	—
Investment in Kumho Tire Co., Inc.	(107,961)	—
Acquisition of business, net of cash acquired	—	(42,981)
Proceeds from the sale of business	54,270	—
Proceeds from the sale of assets	2,760	590

Net cash used in continuing operations	(174,689)	(168,997)
Net cash provided by discontinued operations	3,170	—

Net cash used in investing activities	(171,519)	(168,997)

Financing activities:
Issuance of (payments on) debt	(1,088)	72,726
Payments on long-term debt	(96,362)	(4,000)
Contributions of joint venture partner	—	13,024
Purchase of treasury shares	(189,764)	—
Payment of dividends	(20,206)	(19,321)
Excess tax benefits on option exercises	—	6
Issuance of common shares	4,900	116

Net cash provided by (used in) financing activities	(302,520)	62,551

Effects of exchange rate changes on cash of continuing operations	4,354	(3,653)

Changes in cash and cash equivalents	(476,466)	(175,575)

Cash and cash equivalents at beginning of year	881,728	280,712

Cash and cash equivalents at end of period	$405,262	$105,137

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per-share amounts)
1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. There is a year-round demand for the Company’s passenger and truck replacement tires, but passenger replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of August through November. Operating results for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

2	Effective February 4, 2006, the Company acquired a 51 percent ownership position in Cooper Chengshan (Shandong) Passenger Tire Co. Ltd. and Cooper Chengshan (Shandong) Tire Company, Ltd. (“Cooper-Chengshan”). The new companies, which were formed upon governmental approval of the transaction, together were known as Shandong Chengshan Tire Company, Ltd. (“Chengshan”) of Shandong, China. The two companies were formed by transferring specified assets and obligations to newly formed entities and the Company acquired a 51 percent interest in each thereafter. Certain inventories and accounts receivable were not transferred to the newly formed entities and cash was provided by Chengshan to achieve the contractually required net value of the Cooper-Chengshan companies. Following formation of the companies, working capital increases consumed cash as accounts receivable and inventory balances grew to operating levels. The Company also acquired a 25 percent ownership position in the steel cord factory which is located adjacent to the tire manufacturing facility in Rongchen City, Shandong, China.

The purchase price of the acquisition is approximately $79,717 which includes $73,317 for the 51 percent ownership position in Cooper-Chengshan and $6,400 for the 25 percent position in the steel cord factory. The Company has paid $42,981 (net of cash acquired of $18,815) and an additional $17,921 is due upon the signing of the share pledge agreement providing collateral against unknown liabilities. Debt of $61,750 was also transferred to the newly formed Cooper-Chengshan entities. The Company and Chengshan are working together to effect the transfer of certain additional debt from Chengshan to the newly formed entities due to favorable interest rate provisions on such debt. However, debt issuer approvals must be obtained to do so and these actions were not complete at September 30, 2006. Accordingly, the newly formed entities reflect an obligation of $35,739 to Chengshan at September 30, 2006. Should it be determined that debt cannot be transferred at the favorable rates, the entities will fund their obligations to Chengshan by issuing new debt.

Cooper-Chengshan manufactures car and light truck radial tires as well as radial and bias medium truck tires primarily under the brand names of Chengshan and Austone.

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

The purchase price for the 51 percent interest in Cooper-Chengshan and the preliminary allocation at September 30, 2006, are as follows:

Assets
Cash	$18,815
Accounts receivable	24,243
Inventory	32,672
Other current assets	1,012
Property, plant & equipment	171,283
Goodwill	12,534
Intangible and other assets	15,906

Liabilities
Payable to Chengshan	(35,739)
Accounts payable	(57,246)
Accrued liabilities	(10,767)
Minority interest	(37,646)
Debt	(61,750)

$73,317

The acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.
3.	The following table details information on the Company’s operating segments.

	Three months ended September 30		Nine months ended September 30
	2005	2006	2005	2006
Revenues from external customers:
North American Tire	$508,756	$551,681	$1,430,484	$1,510,980
International Tire	76,539	192,659	238,869	503,636
Eliminations	(27,500)	(28,545)	(86,571)	(77,454)

Net sales	$557,795	$715,795	$1,582,782	$1,937,162

Segment profit (loss):
North American Tire	$16,278	$(3,285)	$24,060	$(39,092)
International Tire	67	3,137	2,784	14,262
Eliminations	(114)	1,673	(692)	(681)
Unallocated corporate charges	(2,159)	(8,846)	(5,786)	(12,041)

Operating profit (loss)	14,072	(7,321)	20,366	(37,552)
Interest expense	13,545	12,964	41,475	35,361
Interest income	(3,857)	(2,064)	(13,991)	(7,132)
Debt extinguishment	1,328	—	10,403	(77)
Dividend from unconsolidated subsidiary	—	—	—	(4,286)
Other – net	1,296	(1,704)	(238)	(1,574)

Income (loss) from continuing operations before income taxes	$1,760	$(16,517)	$(17,283)	$(59,844)

4.	As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25,

“Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” The Company adopted SFAS No. 123 (R) using the modified prospective method of transition. Accordingly, prior periods have not been restated. In accordance with the adoption of SFAS No. 123 (R), the Company’s pre-tax income from continuing operations for the nine months ended September 30, 2006 was not materially affected as vesting of all unvested options was accelerated in 2005.

Prior to the adoption of SFAS No. 123 (R), the Company presented all benefits of its tax deductions resulting from the exercise of share-based compensation as operating cash flows in its Statement of Cash Flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the nine months ended September 30, 2006, the Company recognized $6 of excess tax benefits as a financing cash inflow.

The fair value of option grants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2006
Risk-free interest rate	3.5%	4.6%
Dividend yield	1.9%	2.9%
Expected volatility of the Company’s common stock	0.240	0.350
Expected life in years	6.8	6.8
The weighted-average fair value of options granted in 2005 and 2006 was $5.26 and $4.55, respectively. The estimated fair value of options is amortized to expense over the options’ vesting period. As a result of action taken by the Compensation Committee of the Company in November 2005 to accelerate the vesting of employee stock options, there were no unvested employee stock options at December 31, 2005. In the third quarter of 2006, the Company recorded $59 of stock compensation expense associated with the 2006 stock option awards and has recorded $228 of stock compensation associated with these awards for the nine months ended September 30, 2006. The table below presents the pro forma disclosures made in 2005:

	Three months	Nine months
	Ended September 30	Ended September 30
	2005	2005
Loss from continuing operations as reported	$(1,075)	$(8,537)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(469)	(1,293)

Pro forma loss	$(1,544)	$(9,830)

Basic and diluted loss per share from continuing operations:
Reported	$(0.02)	$(0.13)
Pro forma	(0.03)	(0.15)
Summarized information for activity in the Company’s plans for the nine months ended September 30, 2006 is presented in the table below:

		Weighted
		Average
	Number of	Exercise	Available
	Shares	Price	For Grant
January 1, 2006
Outstanding	3,661,119	$17.78
Exercisable	3,661,119	17.78

Granted	451,438	14.35
Exercised	(8,589)	13.47
Expired	(25,122)	18.70
Cancelled	(982,579)	16.98

September 30, 2006			5,425,347
Outstanding	3,096,267	17.78
Exercisable	2,730,581	18.24
The weighted average remaining contractual life of options outstanding at September 30, 2006 is 5.5 years.
Segregated disclosure of options outstanding at September 30, 2006 is as follows:

	Range of Exercise Prices
	Less than or	Greater than $14.75 and	Greater than or
	equal to $ 14.75	less than $19.80	equal to $ 19.80
Options outstanding	1,148,421	800,967	1,146,879

Weighted average exercise price	$14.01	$17.98	$21.43

Remaining contractual life	6.5	6.5	3.9

Options exercisable	786,235	797,467	1,146,879

Weighted average exercise price	$13.86	$17.99	$21.43
With the adoption of SFAS No. 123(R), the Company has recognized compensation expense associated with restricted stock units granted in 2006 based on the earlier of the vesting date or the date when the employee becomes eligible to retire. For the nine months ended September 30, 2006, the Company has recognized $800 in compensation expense associated with restricted stock units and stock awards. For the nine months ended September 30, 2005, the Company recognized $180 in compensation expense associated with stock awards.
The following table provides details of the restricted stock unit activity for the nine months ended September 30, 2006:

Restricted stock units outstanding at January 1, 2006	141,688

Restricted stock units granted	69,636
Accrued dividend equivalents	4,474
Restricted stock units settled	(76,525)

Restricted stock units outstanding at September 30, 2006	139,273

5.	In May of 2006, the Company announced the planned closure of its manufacturing facility in Athens, Georgia with a current estimated cost of between $10,000 and $11,000. The Company approved the manufacturing plant closure because this plant’s production can be absorbed by other Company facilities. The facility was closed early in the third quarter. During the first nine months of 2006, restructuring costs of $9,612 were recorded. The assets of the facility were written down to fair value resulting in a charge of $7,339. Severance costs totaling $1,522 were recorded and payments totaling $539 have been made resulting in an accrued severance balance at September 30, 2006 of $983. Additional employee-related severance costs of $245 were recorded, including a pension charge of $150. Employee relocation costs of $86 have been incurred. Equipment relocation and closure costs of $420 have been recorded to date. The assets of the facility, with a fair value of $2,274, are considered as “held for sale” and are included on the Other current assets line of the Company’s Condensed Consolidated Balance Sheets.

During the third quarter, the Company recorded $1,315 in restructuring costs associated with a management reorganization in Cooper Tire Europe. This initiative, with a total cost of approximately $1,456, was undertaken to reduce the European cost base to compensate for raw material cost increases in an increasingly competitive European market. Approximately 52 employees were impacted by this initiative. Severance payments of $1,088 were paid during the quarter and at September 30, 2006 the restructuring accrual has a balance of $227. The remaining restructuring expense will be recorded in the fourth quarter.

In September, the Company announced its plans to reconfigure its tire manufacturing facility in Texarkana, Arkansas so that its production levels can “flex” to meet tire demand. This reconfiguration is expected to result in a workforce reduction of approximately 500 people. This reduction is expected to be accomplished through attrition and layoffs. Certain equipment in the facility will be relocated to meet the flexible production requirements. The Company has set mid-second quarter of 2007 as the targeted completion date for this plant reconfiguration. The cost of this initiative is estimated to range from $9,000 and $15,500. This amount consists of equipment relocation and associated costs of between $5,000 and $9,000 and personnel related costs of between $4,000 and $6,500. No costs have been incurred or accrued for this initiative as of September 30, 2006.

6.	The following table discloses the amount of net periodic benefit costs for the three-month and nine-month periods ended September 30, 2005 and 2006 for the Company’s defined benefit plans and other postretirement benefits relating to continuing operations:

	Pension Benefits
	Three months ended September 30		Nine months ended September 30
	2005	2006	2005	2006
Components of net periodic benefit cost:
Service cost	$5,207	$5,658	$15,774	$16,872
Interest cost	13,740	14,337	41,456	42,655
Expected return on plan assets	(17,764)	(18,583)	(53,335)	(55,361)
Amortization of transition obligation	(7)	—	(22)	—
Amortization of prior service cost	384	122	1,070	358
Recognized actuarial loss	4,017	4,720	12,129	14,113

Net periodic benefit cost	$5,577	$6,254	$17,072	$18,637

	Other Postretirement Benefits
	Three months ended September 30		Nine months ended September 30
	2005	2006	2005	2006
Components of net periodic benefit cost:
Service cost	$1,362	$1,431	$4,111	$4,294
Interest cost	3,923	3,902	11,783	11,704
Amortization of prior service cost	(55)	(77)	(165)	(231)
Recognized actuarial loss	916	876	2,763	2,630

Net periodic benefit cost	$6,146	$6,132	$18,492	$18,397

7.	On an annual basis, disclosure of comprehensive income (loss) is incorporated into the Statement of Shareholders’ Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, unrealized gains or losses on certain marketable securities and derivative instruments and minimum pension liability adjustments.

The Company’s comprehensive income is as follows:

	Three months ended September 30		Nine months ended September 30
	2005	2006	2005	2006
Loss from continuing operations	$(1,075)	$(24,878)	$(8,537)	$(53,267)
Other comprehensive income (loss):
Currency translation adjustments	(2,070)	4,251	(8,645)	11,061
Unrealized net gains (losses) on derivative instruments	(2,498)	1,684	3,559	(367)
Minimum pension liability	721	(751)	2,677	(2,388)

Comprehensive loss from continuing operations	$(4,922)	$(19,694)	$(10,946)	$(44,961)

8.	During the first quarter of 2006, the Company revised the estimate of its liability for a previously announced tire recall. The extent of the Company’s liability associated with the subject tires in the quarter ended March 31, 2006 decreased and $2,100 of the recall provision was reversed and recorded as a reduction of cost of goods sold.

9.	When the Company acquired its ownership interest in Cooper-Chengshan, it established a severance accrual of $3,957 for approximately 429 employees who were to be terminated within one year. At September 30, 2006, all of the employees have been terminated and the payment amount is now reflected as a payable to Chengshan Group.
10.	The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population, and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities since December 31, 2005:

Reserve at December 31, 2005	$9,064
Acquisition of Cooper-Chengshan	6,810
Additions	11,256
Payments	(9,762)

Reserve at September 30, 2006	$17,368

11.	The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000.

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

For the three month periods ended September 30, 2005 and 2006, products liability costs increased $2,201 over the same period of 2005 to $19,462 before the impact of recoveries of legal fees which were $3,498 and $780 in the periods ended September 30, 2005 and 2006, respectively. For the nine-month period, products liability expense increased $4,561 to $54,735 over the same period in 2005 before the impact of recoveries of legal fees which were $6,805 and $3,663, respectively. Policies applicable to claims occurring on April 1, 2003 and thereafter do not provide for recovery of legal fees.

12.	The Company’s accrued liabilities due within one year are:

	December 31,	September 30,
	2005	2006
Payroll	$23,181	$30,128
Products liability	16,690	16,560
Other	59,788	116,295

	$99,659	$162,983

13.	The Company issued $15,000 in long-term debt to Chengshan in March 2006. This debt is due in three years and has an interest rate of 5.58 percent. Also during the first quarter, the Company repurchased $3,000 of its long-term debt due in 2019 and $1,000 of its long-term debt due in 2027. In the third quarter, The Company issued $10,200 in long-term debt to a Chinese financial institution, bearing a weighted average interest rate of 5.3 percent and payable in 3 years.

During the nine-month period ended September 30, 2006, the Company issued $47,600 in short-term notes to various financial institutions in China in the normal course of business operations.

14.	The Company’s other assets are:

	December 31,	September 30,
	2005	2006
Pension funding in excess of amounts expensed	$167,027	$165,841
Investment in Kumho Tire Co., Inc.	107,961	107,961
Other	30,510	42,067

	$305,498	$315,869

15.	For the quarter ended September 30, 2006, the Company recorded an income tax expense of $6,878, including discrete items. This expense includes a tax benefit of $8,230 on a loss before taxes from continuing operations of $16,517. Discrete items in the quarter include the recording of a $19,300 valuation allowance partially offset by $4,192 resulting primarily from changes in the Company’s estimates of tax credits and deductible items. For the nine months ended September 30, 2006, the Company recorded an income tax benefit of $11,530, including discrete items. This includes a tax benefit of $27,818 on a loss before taxes from continuing operations of $59,844. For the nine month period ending September 30, 2006, discrete items total $16,288. Comparable amounts for the quarter and year to date periods in 2005 were an income tax expense of $2,846 on earnings before taxes of $1,771 and an income tax benefit of $8,732 on a loss before taxes of $17,269. Taxes were calculated utilizing anticipated effective tax rates by jurisdiction forecasted for the full year. The Company will adopt FASB No.109 Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, for years beginning after December 15, 2006. The Company has not yet determined the impact, if any, resulting from the adoption of FIN 48.
A valuation allowance is required to be recorded pursuant to FAS No. 109, “Accounting for Income Taxes,” when, based upon an assessment which is largely dependent upon objectively verifiable evidence including recent operating loss history, expected reversal of existing deferred tax liabilities and tax loss carry back capacity, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the United States, the Company has recorded significant deferred tax assets, the largest of which relate to products liability, pension and other post retirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relate to the prepaid pension asset and accelerated depreciation. Based upon this assessment, the Company recorded a $19,300 valuation allowance for the portion of U.S. deferred tax assets exceeding deferred tax liabilities and the loss carry back capacity. The Company intends to evaluate the realizability of deferred tax assets on a quarterly basis.
16.	During the third quarter of 2006, the Company paid $6,797 in severance and benefits to Thomas A. Dattilo, the former chairman, president and chief executive officer of the Company, pursuant to the terms of his Employment Agreement which was filed as Exhibit (10) (ii) to the Company’s Form 10-K for the year ended December 31, 2001 and the First Amendment which was filed as Exhibit (10) to the Company’s Form 10-Q for the quarter ended June 30, 2003. An additional payment of $585 will be paid to Mr. Dattilo in February 2007. Expense of $5,069 was recorded in the third quarter in conjunction with this distribution relating to the severance component of the payments. The Company had previously accrued $2,313 under existing benefit programs. This additional expense appears as a component of Selling, general and administrative expense in the Condensed Consolidated Statements of Income and within Unallocated corporate charges as presented in the operating segment footnote. Mr. Dattilo’s August 2, 2006 resignation was deemed by the Board of Directors to be an involuntary termination without cause.
17.	On August 3, 2006, Moody’s Investors Service lowered the Company’s senior unsecured debt rating from Ba3 to B2. Also on August 4, 2006, Standard & Poor’s lowered the Company’s long-term corporate credit, senior unsecured debt and senior unsecured shelf registration ratings from BB to B+. The Company believes it will continue to have access to the credit markets, albeit at higher borrowing costs than in the past.
18.	During the third quarter the Company recorded a liability of $1,030 for the separation of a Cooper-Standard executive covered by a change control agreement related to the sale of Cooper-Standard. The related charge is shown in discontinued operations in the statement of operations. An additional liability of $1,000 was recorded to establish a reserve for a legal matter involving Cooper-Standard. Additional expenses associated with discontinued operations of $78 were also recorded. During the quarter, $1,993 of tax reserves were released due to a change in the Company’s estimate of its liability related to non-U.S. tax audits.
19.	On September 29, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). This Statement requires an employer to recognize the funded status of defined benefit postretirement plans as assets or liabilities in the statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Statement requires an employer with publicly traded equity securities to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company will present the required information in its financial statements for the year ending December 31, 2006 based on actuarial measurements as of that date. While the December 31, 2006 measurements are not presently determinable, the adjustments required by the accounting change will be material to the Company’s consolidated balance sheet and will, among other things, significantly increase the “Cumulative other comprehensive loss” component of shareholders’ equity thereby reducing reported shareholders’ equity.

Upon adoption of this standard, the Company will be required to write off any prepaid pension assets and the minimum pension liability of its United States pension plans along with the related deferred tax amounts through equity. In their place the Company will record a liability and related deferred tax amounts for its unfunded pension and other postretirement benefit obligations through equity. It is likely that an additional valuation allowance would be required in the case of a U. S. deferred tax asset since it is more likely than not that any additional U. S. deferred tax asset will not be realized. This valuation allowance would be reflected in the adjustment to equity resulting from adoption of SFAS 158 and will not result in an adjustment to net income in 2006.
20.	On August 30 the Company established an accounts receivable securitization facility of up to $175,000. Pursuant to the terms of the facility, the Company sells certain of its domestic trade receivables on a continuous basis to its wholly-owned, bankruptcy-remote subsidiary, Cooper Receivables LLC (“CRLLC”). In turn, CRLLC may sell from time-to-time an undivided ownership interest in the purchased trade receivables, without recourse, to a PNC Bank administered, asset-backed commercial paper conduit. The facility expires in August 2009. At September 30, 2006, no ownership interests in the purchased trade receivables have been sold to the bank conduit.

Under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, the ownership interest in the trade receivables sold to the bank conduit will be recorded as legal transfers without recourse, with those accounts receivable removed from the consolidated balance sheet. The Company continues to service any sold trade receivables for the financial institution at market rates; accordingly, no servicing asset or liability will be recognized.
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

Consolidated Results of Operations
(Dollar amounts in millions except per share amounts)

	Three months ended September 30			Nine months ended September 30
	2005	Change	2006	2005	Change	2006
Revenues:
North American Tire	$508.8	8.4%	$551.7	$1,430.5	5.6%	$1,511.0
International Tire	76.5	151.9%	192.7	238.9	110.8%	503.6
Eliminations	(27.5)		(28.6)	(86.6)		(77.4)

Net sales	$557.8	28.3%	$715.8	$1,582.8	22.4%	$1,937.2

Segment profit (loss):
North American Tire	$16.3	n/m	$(3.3)	$24.1	n/m	$(39.1)
International Tire	0.1	n/m	3.1	2.8	n/m	14.3
Unallocated corporate charges and eliminations	(2.3)		(7.1)	(6.5)		(12.8)

Operating profit (loss)	14.1	n/m	(7.3)	20.4	n/m	(37.6)
Interest expense	13.6	-4.4%	13.0	41.5	-14.9%	35.3
Debt extinguishment costs	1.3		—	10.4		(0.1)
Interest income	(3.8)	-44.7%	(2.1)	(14.0)	-49.3%	(7.1)
Dividend from unconsolidated subsidiary	—		—	—		(4.3)
Other — net	1.3	n/m	(1.7)	(0.2)	n/m	(1.6)

Income (loss) from continuing operations before income taxes	1.7		(16.5)	(17.3)		(59.8)

Income tax benefit (expense)	(2.8)		(6.9)	8.7		11.5

Loss from continuing operations before minority interests	(1.1)		(23.4)	(8.6)		(48.3)

Minority interests	—		(1.5)	—		(5.0)

Loss from continuing operations	$(1.1)		$(24.9)	$(8.6)		$(53.3)

Basic loss per share	$(0.02)		$(0.41)	$(0.13)		$(0.87)

Diluted loss per share	$(0.02)		$(0.41)	$(0.13)		$(0.87)

Consolidated net sales for the three-month period ended September 30, 2006 were $158.0 million higher than for the comparable period one year ago. The acquisition of Cooper-Chengshan in February 2006 added $107.5 million in net sales for the third quarter of 2006. The remainder of the increase in net sales for the third quarter of 2006 compared to the third quarter of 2005 was the result of improved net pricing and product mix. Operating profit in the third quarter of 2006 decreased by $21.4 million from the operating profit reported for the third quarter of 2005. A further discussion of third quarter operating profit is included in the segment portion of this MD&A.
Consolidated net sales for the nine-month period ended September 30, 2006 were $354.4 million higher than for the comparable period one year ago. The acquisition of Cooper-Chengshan in February 2006 added $265.5 million in net sales for the first nine months of 2006. The remainder of the increase in net sales for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was the result of improved net pricing and product mix. Operating profit in the first nine months of 2006 decreased by $58.0 million from the operating profit reported for the first nine months of 2005. A further discussion of operating profit for the first nine months is included in the segment portion of this MD&A.
The Company continued to experience significant increases in the costs of certain of its principal raw materials during the third quarter and the first nine months of 2006 compared with the levels experienced during the comparable periods of 2005. The principal raw materials for the Company include synthetic rubber, carbon black, natural rubber, chemicals and reinforcement components. A significant portion of the Company’s raw materials are crude oil-based, a commodity which continued to set new price ceilings during the third quarter of 2006. The increases in the cost of natural rubber and petroleum based materials were the most significant drivers of higher raw material costs during the third quarter of 2006, which were up about $31.1 million from the third quarter of 2005, and for the nine-month period ended September 30, 2006, which were up $90.8 million from the comparable period in 2005. The pricing volatility in these commodities contributed to the difficulty in managing the costs of related raw materials. The increased price of crude oil and the growing global demand for its derivative products is contributing to the cost increases being experienced for raw materials used by the Company. Natural rubber peaked at all time price highs during the third quarter of 2006.
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
Selling, general, and administrative expenses were $56.1 million in the third quarter of 2006 (7.8 percent of net sales) and $41.6 million in the third quarter of 2005 (7.5 percent of net sales). The addition of the Chinese operations and the expense associated with the severance component of payments made to the former chairman, president and chief executive officer of the Company accounted for this increase. For the nine-month period ended September 30, 2006, selling, general and administrative expenses were $151.0 million (7.8 percent of net sales) compared to $121.9 million (7.7 percent of net sales) for the comparable period of 2005. This increase was due to the same reasons cited for the quarter increase and higher advertising costs in the North American Tire segment.
During the second quarter of 2006, the Company announced the planned closure of its manufacturing facility in Athens, Georgia. This manufacturing facility produced retread products and some racing tires for the Company. This facility’s production will be transferred to other plants. In the third quarter, the Company recorded $1.4 million of restructuring costs in connection with the planned closure of this facility. For the nine-month period ended September 30, 2006, the Company has recorded $9.6 million of restructuring costs. The majority of the restructuring costs represented one-time employee-related costs and asset write-offs.
During the third quarter, the Company recorded $1.3 million in restructuring costs associated with a management reorganization in Cooper Tire Europe. The restructuring costs represented one-time employee-related costs.
Interest expense decreased $0.6 million in the third quarter of 2006 from the third quarter of 2005. For the first nine months of 2006, interest expense decreased $6.1 million compared to the same period in 2005. The decrease for the quarter and nine months was the result of the debt repurchased during 2005 and in the first quarter of 2006.
The Company incurred $1.3 million and $10.4 million in costs associated with the repurchase of a portion of its long-term debt during the third quarter and first nine months of 2005.
Interest income decreased $1.8 million and $6.9 million in the third quarter and first nine months of 2006, respectively, from comparable periods of 2005 as a result of lower cash levels in 2006 than in 2005.
During the first nine months of 2006, the Company recorded dividend income from its investment in the Kumho Tire Co., Inc. A dividend of approximately $.57 per share was declared to shareholders of record on March 17, 2006. The Company owns the equivalent of 7,500,000 shares and recorded $4.3 million of dividend income.
Other – net increased by $1.3 million in the first nine months of 2006 compared to 2005 as a result of foreign currency gains being recorded in 2006 compared to losses in 2005.
For the quarter ended September 30, 2006, the Company recorded an income tax expense of $6.9 million, including discrete items. This expense includes a tax benefit of $8.2 million on a loss before taxes from continuing operations of $16.5 million. Discrete items in the quarter include the recording of a $19.3 million valuation allowance partially offset by $4.2 million resulting primarily from changes in the Company’s estimates of tax credits and deductible items. For the nine months ended September 30, 2006, the Company recorded an income tax benefit of $11.5 million, including discrete items. This includes a tax benefit of $27.8 million on a loss before taxes from continuing operations of $59.8 million. For the nine month period ending September 30, 2006, discrete items total $16.3 million. Comparable amounts for the quarter and year to date periods in 2005 were an income tax expense of $2.8 million on earnings before taxes of $1.8 million and an income tax benefit of $8.7 million on a loss before taxes of $17.3 million. Taxes were calculated utilizing anticipated effective tax rates by jurisdiction forecasted for the full year. The Company will adopt FASB No.109 Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, for years beginning after December 15, 2006. The Company has not yet determined the impact, if any, resulting from the adoption of FIN 48.
A valuation allowance is required to be recorded pursuant to FAS No. 109, “Accounting for Income Taxes,” when, based upon an assessment which is largely dependent upon objectively verifiable evidence including recent operating loss history, expected reversal of existing deferred tax liabilities and tax loss carry back capacity, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the United States, the Company has recorded significant deferred tax assets, the largest of which relate to products liability, pension and other post retirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relate to the prepaid pension asset and accelerated depreciation. Based upon this assessment, the Company recorded a $19.3 million valuation allowance for the portion of U.S. deferred tax assets exceeding deferred tax liabilities and the loss carry back capacity. The Company intends to evaluate the realizability of deferred tax assets on a quarterly basis.
North American Tire Segment

	Three months ended September 30			Nine months ended September 30
(Dollar amounts in millions)	2005	Change	2006	2005	Change	2006
Sales	$508.8	8.4%	$551.7	$1,430.5	5.6%	$1,511.0

Operating profit (loss)	$16.3	n/m	$(3.3)	$24.1	n/m	$(39.1)

Unit sales change		0.4%			-1.2%

Overview
The North American Tire segment produces passenger car and light truck tires, primarily for sale in the United States replacement market, and materials and equipment for the tread rubber industry. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not sell its products directly to end users and does not manufacture tires for sale to the automobile original equipment manufacturers (“OEMs”).
Sales
Sales of the North American Tire segment increased $42.9 million in the third quarter of 2006 from levels in 2005. The increase in sales was a result of improved net pricing and product mix ($48.9 million), offset by lower net volume ($6.0 million). The segment’s increased unit sales in the SUV tire replacement market and new product offerings of high performance tires contributed to the improved product mix. The segment experienced a decrease in unit sales in the economy and light truck tire lines.
In the United States, the segment’s unit sales of total light vehicle tires increased by 0.4 percent in the third quarter of 2006 compared to the third quarter of 2005. This increase in unit sales was more than offset by a volume decrease in tread rubber pounds sold for the same period. The decrease in tread rubber pounds was due primarily to the elimination of rubber mixing for automotive products.
Sales of the North American Tire segment increased $80.5 million in the first nine months of 2006 from levels in 2005. The increase in sales was a result of improved net pricing and product mix ($111.9 million), offset by lower unit volume ($31.4 million). The segment’s increased unit sales in the SUV tire replacement market and new product offerings of high performance tires contributed to the improved product mix. The segment recorded decreases in unit sales in the economy, broadline and light truck tire lines.
In the United States, the segment’s unit sales of total light vehicle tires decreased 1.2 percent in the first nine months of 2006 compared to the first nine months of 2005. The decrease in tire unit sales was due, in part, to a weakening of the tire replacement market and increased competition from Asian tire manufacturers.
Operating Profit
Segment operating profit decreased $19.6 million in the third quarter of 2006 from the third quarter of 2005. The impacts of improved net pricing and product mix ($39.6 million) were offset by higher raw material costs ($27.6 million), restructuring charges ($1.4 million) and unabsorbed overhead expense associated with the reduced production schedule in the third quarter ($10.3 million). The third quarter of 2006 includes the cost of reduced production levels as the segment temporarily shutdown its four tire manufacturing facilities in order to control inventory levels. The segment also experienced higher products liability costs in the third quarter of 2006. The third quarter of 2005 included reductions to cost of sales resulting from the settlement with a raw material supplier for reimbursement of previously expensed costs ($6.2 million) and the recovery of previously expensed products liability-related costs ($3.1 million).
Segment operating profit decreased $63.2 million in the nine months ended September 30, 2006 from the level in the same period of 2005. The impacts of improved net pricing and product mix ($97.0 million) were offset by higher raw material costs ($83.8 million), restructuring charges ($9.6 million) and unabsorbed overhead expense associated with the reduced production schedule ($18.0 million). The segment also experienced lower unit volumes, higher shipping and outside storage costs, higher utility costs and increases in other costs, including the timing of advertising expenses. The first nine months of 2005 included the cost of the work stoppage at the Texarkana, AR tire manufacturing facility and a reduction to cost of sales resulting from the settlement with a raw material supplier for reimbursement of previously expensed costs. The first nine months of 2006 includes the cost of reduced production levels as the segment temporarily shutdown its four tire manufacturing facilities in order to control inventories resulting from the weak North American replacement tire market. The first nine months of 2006 also includes the cost to convert one of the segment’s manufacturing facilities to a seven-day operation.
During the second quarter of 2006, the segment announced the planned closure of its manufacturing facility in Athens, Georgia with a current estimated cost of between $10 million and $11 million. This manufacturing facility produced retread products and some racing tires for the segment. This facility’s production will be transferred to other plants. The segment has recorded $9.6 million of restructuring costs in connection with the planned closure of this facility. The majority of the restructuring costs represented one-time employee-related costs and asset write-offs.
Segment Outlook
While concerns exist regarding the continuing high cost of crude oil derived raw materials, the Company has seen softening of crude oil prices. The cost of gasoline has fallen during the third quarter and this should have a positive impact on consumer confidence, in particular with discretionary spending and miles driven.
Continued market share gains in the Cooper brand, in all but the broadline segment, improved product availability, and increased volumes of high performance products are expected to contribute to 2006 sales. The segment has developed new products in its specialty light truck, sport truck, and high performance product offerings to satisfy current market demand and these new products are expected to continue to improve the profitability of the segment by improving the mix of its products.
The segment incurred increased manufacturing costs in the first nine months due to reduced production levels to manage inventory and due to the cost of converting one of the segment’s manufacturing facilities to a seven-day operation. The outsourcing of radial medium truck and certain passenger tire products to Asian manufacturers combined with continued investments in re-tooling for more ultra high performance and light truck capacity at the segment’s domestic tire manufacturing facilities continue to improve the segment’s ability to provide adequate supply to meet customer demands. Investments in more efficient production equipment are planned to continue to increase productivity and capacity in key product segments. These investments will help to offset increased complexity in the segment’s production facilities in future periods.
The segment expects to source over 1 million medium truck and economy passenger tires in 2006 through various manufacturing initiatives. These initiatives are important to the segment’s ability to profitably provide tire products to its customers in North America.
Raw material prices are proving very difficult to predict accurately. Raw material costs were more than 15 percent higher during the first nine months of 2006 compared to the first nine months of 2005. The Company believes raw material costs will begin to ease during the remainder of 2006 due to lower natural rubber and oil prices. Even though the Company has seen some softening of the price of crude oil in the last month, it will take some time to filter into the raw material feedstock markets. The Company has also seen a downward trend in the natural rubber market since prices peaked in the third quarter. Natural rubber prices have fallen over 20 percent however, due to the lead times involved in the procurement and shipment of natural rubber, the Company will not see meaningful relief until next year. To address the higher raw material prices incurred during 2006, the Company has implemented price increases of up to five percent in April 2006 and up to seven percent in July 2006 and has announced a price increase of up to five percent effective October 1, 2006.
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

The segment believes its operating profit levels will improve during the fourth quarter of 2006 due to the implementation of recently announced price increases, improvements in operating efficiencies and manufacturing capacity, cost reductions generated as a result of its new business plan and lowering raw material costs. Aggressive growth plans for specific house brand customers, opportunities in the private label tire market, growth in high performance product lines, and increasing demand for sport utility vehicle and light truck tire lines are expected to yield higher margins and contribute favorably to the segment’s operating profit.
International Tire Segment

	Three months ended September 30			Nine months ended September 30
(Dollar amounts in millions)	2005	Change	2006	2005	Change	2006
Sales	$76.5	151.9%	$192.7	$238.9	110.8%	$503.6

Operating profit	$0.1	n/m	$3.1	$2.8	n/m	$14.3

Unit sales change		133.6%			103.9%
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
Sales
Sales of the International Tire segment increased $116.2 million, or 151.9%, in the third quarter of 2006 compared to the third quarter of 2005. The acquisition of Cooper-Chengshan contributed $107.5 million of sales in the third quarter of 2006. Foreign currency changes had a favorable impact of $3.5 million in the third quarter of 2006 compared to 2005. The third quarter of 2006 was also positively impacted by improved net pricing and product mix ($3.7 million) and higher unit volumes in Europe ($1.4 million).
Sales of the International Tire segment increased $264.7 million, or 110.8%, in the first nine months of 2006 compared to the same period in 2005. The acquisition of Cooper-Chengshan contributed $265.5 million of sales in the first nine months of 2006. Foreign currency changes had an unfavorable impact of $3.3 million in the first nine months of 2006 compared to 2005. The impact of the acquisition of Cooper-Chengshan and improved net pricing and product mix ($7.5 million) were partially offset by lower unit volumes in Europe ($5.0 million).
Operating Profit
Operating profit for the segment in the third quarter of 2006 was approximately $3.1 million higher than in the same period of 2005. The impacts of the acquisition of Cooper-Chengshan and improved net pricing and product mix ($11.8 million) were partially offset by higher raw material costs ($3.5 million), higher expenses related to the startup of the segment’s Asian operations ($2.3 million), restructuring costs associated with a management reorganization in Cooper Tire Europe ($1.3 million) and increases in utility and other plant costs ($1.5 million).
Operating profit for the segment in the first nine months of 2006 was approximately $11.5 million higher than in the comparable period of 2005. The factors contributing to this improvement are the same as cited above for the improved performance in the third quarter.

Segment Outlook
The segment’s Asian strategy calls for alignment with strategic partners it believes will provide access to the local market and position the segment to take advantage of the significant growth anticipated within the region over the next five to ten years.
Effective February 4, 2006, the operations of Cooper-Chengshan have been included in the results of the International Tire segment. The Company is making improvements in production efficiency and raw material purchasing to offset the expected high raw material prices during the remainder of 2006.
The International Tire segment has formed a joint venture with Kenda Rubber Industrial Co., Ltd. of Taiwan (“Kenda”) to build a tire manufacturing facility in China. The joint venture received final approval of this project in April 2005 and construction of the facility began in July 2005. Initial production from this facility is anticipated in the first quarter of 2007. All tires produced at the facility during the first five years after startup will be exported by the segment to the rest of the world. The segment also has a manufacturing supply agreement with Kenda to provide opening-price point passenger tires from China for distribution in the European market.
The segment has formed these arrangements in Asia which will be sufficient to provide an adequate competitive position, immediate market recognition, and a platform on which to build as the Asian market develops.
The Company believes demand for its products in the European market will be solid during the fourth quarter. Cooper brand sales are growing as the awareness increases through targeted marketing approaches in all subsidiary operations. Cooper Tire Europe’s manufacturing strategy of outsourcing entry level tires and preserving the U.K. facility for production of high performance, racing and motorcycle tires is helping to increase profitability from these assets.
Outlook for Company
As discussed in the Outlook sections for the North American Tire and International Tire segments, the Company believes the results for the remaining three months of 2006 will show operating income improvements over the results for the nine-month period ended September 30, 2006.
Liquidity and Capital Resources
Generation and uses of cash — Net cash used in operating activities of continuing operations was $62.1 million in the first nine months of 2006, a decrease of $73.1 million from the $11.0 million provided in the first nine months of 2005. Income after adjustments for non-cash items decreased $11.5 million. Changes in operating assets and liabilities resulted in the use of $124.1 million in cash in 2006 versus a use of $62.5 million in 2005. The inclusion of the Cooper-Chengshan operations has contributed to the increases in accounts receivable, inventories, prepaid expenses and accounts payable. Inventory levels elsewhere have also increased from the year-end levels primarily due to higher raw material costs and seasonal quantity changes. On the Other items line, income tax payments account for the majority of the change from 2005.
Net cash used in investing activities during the first nine months of 2006 reflects the Company’s acquisition of its ownership position in Cooper-Chengshan for $43.0 million, net of cash acquired, and capital expenditures of $126.6 million. Investing activities for 2005 reflect the Company’s investment in Kumho Tire Co., Inc. of Korea of $108.0 million and capital expenditures of $128 million. In April 2005, the Company received $54.3 million due from the buyer related to the sale of Cooper-Standard Automotive. The Company also decreased its investment in available-for-sale debt securities during the first nine months of 2005 by $4.3 million.
During the first nine months of 2006, Cooper-Chengshan issued $15 million of long-term debt to its minority interest shareholder and $47.5 million in short-term debt to financial institutions. The Company’s Cooper-Kenda joint venture issued $10.2 million of long-term debt to a Chinese financial institution and received $13.0 million from its joint venture partner for construction of the tire manufacturing facility in China.

The Board of Directors authorized the repurchase of up to $350 million of the Company’s outstanding debt on May 2, 2005. The Company repurchased $96.4 million of its long-term debt during the first nine months of 2005 and repurchased an additional $4.0 million of debt during the first nine months of 2006.
The Company paid $189.8 million to repurchase shares of its common stock during the first nine months of 2005. Dividends paid on the Company’s common shares in the first nine months of 2006 and 2005 were $19.3 million and $20.2 million, respectively.
Available credit facilities – The Company has a revolving credit facility with a consortium of ten banks that provides up to $175 million in credit facilities and expires August 31, 2008.
As of September 30, 2006 the Company was in compliance with the financial covenants contained in its credit agreements. At that date, the ratio of consolidated net indebtedness to consolidated capitalization was 38.9 percent and the interest coverage was 3.5 times compared to requirements of 55 percent maximum net indebtedness to consolidated capitalization ratio and minimum 3 times interest coverage.
On August 3, 2006, Moody’s Investors Service lowered the Company’s senior unsecured debt rating from Ba3 to B2. Also on August 4, 2006, Standard & Poor’s lowered the Company’s long-term corporate credit, senior unsecured debt and senior unsecured shelf registration ratings from BB to B+. The Company believes it will continue to have access to the credit markets, albeit at higher borrowing costs than in the past.
On August 30 the Company established an accounts receivable securitization facility of up to $175 million. Pursuant to the terms of the facility, the Company sells certain of its domestic trade receivables on a continuous basis to its wholly-owned, bankruptcy-remote subsidiary, Cooper Receivables LLC (“CRLLC”). In turn, CRLLC may sell from time-to-time an undivided ownership interest in the purchased trade receivables, without recourse, to a PNC Bank administered, asset-backed commercial paper conduit. The facility expires in August 2009. At September 30, 2006, no ownership interests in the purchased trade receivables have been sold to the bank conduit.
Under the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, the ownership interest in the trade receivables sold to the bank conduit will be recorded as legal transfers without recourse, with those accounts receivable removed from the consolidated balance sheet. The Company continues to service any sold trade receivables for the financial institution at market rates; accordingly, no servicing asset or liability will be recognized.
Available cash and contractual commitments — In preparing its Annual Report on Form 10-K for the year ended December 31, 2005, the Company anticipated that cash flows from operations in 2006 would be positive and would approximate its projected capital expenditures, including its portion of expenditures in partially-owned subsidiaries, and dividend goals. Light vehicle replacement market tire shipments in the United States are down about 4.4 percent through September 30, 2006 compared to the prior year. Comparable Company shipments are down about 1.2 percent during the same period. In the second quarter, the Company announced the closing of its plant in Athens, Georgia and initiated production cuts at other plants during the second and third quarters. Given these circumstances and increases in crude oil and natural rubber prices, the Company has experienced considerably higher costs than previously estimated. Although the Company will not generate cash flows from operations sufficient to cover planned capital spending and dividend payments for the year, it does have sufficient borrowing capacity to fund these items.
As part of the amounts payable to its non-controlling owner, the Company has remaining obligations of $17.9 million to Chengshan relating to the acquisition of its 51 percent interest in the two Chinese companies previously wholly owned by Chengshan. These obligations are due upon the signing of the share pledge agreement providing collateral against unknown liabilities. The Company expects to continue to invest in China during 2006 through its Cooper-Kenda joint venture formed to build a tire production facility and through its ownership position in Cooper-Chengshan. Projected Company investments in the joint venture for 2006 are about $29 million of which the Company is obligated to fund 50 percent. The Company currently plans to invest an additional $16 million in the Cooper-Chengshan operation, of which, the Company is obligated to fund 51 percent. There are no significant long-term debt obligations due until 2009.
At September 30, 2006 the Company had cash and cash equivalents of $105.1 million. The Company’s additional borrowing capacity through use of its credit agreement with its bank group and other bank lines at September 30, 2006 was $170 million. At September 30, 2006, the ownership interest in trade receivables available to be sold to the PNC Bank administered, asset-backed commercial paper conduit is $151.7 million.
Contingencies
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its balance sheet in excess of amounts recorded at September 30, 2006. The Company is aggressively managing its products liability costs.
Forward-Looking Statements
This report contains what the Company believes are “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding projections, expectations or matters that the Company anticipates may happen with respect to the future performance of the industries in which the Company operates, the economies of the United States and other countries, or the performance of the Company itself, which involve uncertainty and risk. Such “forward-looking statements” are generally, though not always, preceded by words such as “anticipates,” “expects,” “believes,” “projects,” “intends,” “plans,” “estimates,” and similar terms that connote a view to the future and are not merely recitations of historical fact. Such statements are made solely on the basis of the Company’s current views and perceptions of future events, and there can be no assurance that such statements will prove to be true. It is possible that actual results may differ materially from those projections or expectations due to a variety of factors, including but not limited to:
•	changes in economic and business conditions in the world, especially the continuation of the global tensions and risks of further terrorist incidents that currently exist;

•	increased competitive activity, including the inability to obtain and maintain price increases to offset higher production or material costs;

•	the failure to achieve expected sales levels;

•	consolidation among the Company’s competitors and customers;

•	technology advancements;

•	fluctuations in raw material and energy prices, including those of steel, crude petroleum and natural gas and the unavailability of such raw materials or energy sources;

•	changes in interest and foreign exchange rates;

•	increases in pension expense resulting from investment performance of the Company’s pension plan assets and changes in discount rate, salary increase rate, and expected return on plan assets assumptions;

•	government regulatory initiatives, including the proposed and final regulations under the TREAD Act;

•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons;

•	the impact of labor problems, including a strike brought against the Company or against one or more of its large customers;

•	litigation brought against the Company;

•	an adverse change in the Company’s credit ratings, which could increase its borrowing costs and/or hamper its access to the credit markets;

•	the inability of the Company to execute the cost reduction/Asian strategies outlined for the coming year;

•	the failure of the Company’s suppliers to timely deliver products in accordance with contract specifications;

•	the impact of reductions in the insurance program covering the principal risks to the Company, and other unanticipated events and conditions; and

•	the failure of the Company to achieve the full cost reduction and profit improvement targets as set forth in a presentation made by senior management and filed on Form 8-K on September 7, 2006.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk at September 30, 2006 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2005.
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
There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its balance sheet in excess of amounts recorded at September 30, 2006.

Item 1A. RISK FACTORS
In the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2005, it disclosed risk factors readers should consider with respect to investments in its securities. Subsequent to that filing, the Company believes there are two additional risk factors to be considered in investment decisions.
The realizability of deferred tax assets may affect our profitability.
A valuation allowance is required to be recorded pursuant to FAS No. 109, “Accounting for Income Taxes,” when, based upon an assessment which is largely dependent upon objectively verifiable evidence including recent operating loss history, expected reversal of existing deferred tax liabilities and tax loss carry back capacity, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the United States, the Company has recorded significant deferred tax assets, the largest of which relate to products liability, pension and other post retirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relate to the prepaid pension asset and accelerated depreciation. Based upon this assessment, the Company recorded a $19.3 million valuation allowance for the portion of U.S. deferred tax assets exceeding deferred tax liabilities and the loss carry back capacity. The Company intends to evaluate the realizability of deferred tax assets on a quarterly basis.
The impact of the adoption of Statement of Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” will have a negative impact on the Company’s reported stockholders’ equity.
This Statement requires an employer to recognize the funded status of defined benefit postretirement plans as assets or liabilities in the statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Statement requires an employer with publicly traded equity securities to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.
Upon adoption of this standard, the Company will be required to write off any prepaid pension assets and the minimum pension liability of its United States pension plans along with the related deferred tax amounts through equity. In their place the Company will record a liability and related deferred tax amounts for its unfunded pension and other postretirement benefit obligations through equity. It is likely that an additional valuation allowance would be required in the case of a U. S. deferred tax asset since it is more likely than not that any additional U. S. deferred tax asset will not be realized. This valuation allowance would be reflected in the adjustment to equity resulting from adoption of SFAS 158 and will not result in an adjustment to net income in 2006.
One of the financial covenants contained in the Company’s credit agreements is a ratio of consolidated net indebtedness to consolidated capitalization. These adjustments will reduce the amount available to the Company under these credit facilities.
In addition, the following risk factor from the Company’s Annual Report on Form 10-K is being supplemented by reference to recent initiatives as filed on Form 8-Ks dated September 7, 2006 and October 31, 2006.
We may not be able to successfully implement our profit improvement and cost savings initiatives.
We have numerous initiatives to improve profitability which are focusing on pricing and mix, increasing manufacturing efficiencies and implementing other cost reductions in an effort to offset increased raw material costs and other costs. If these profit improvement and cost reduction initiatives are not successful, our margins and profitability would decline.

Item 6. EXHIBITS
(a) Exhibits
(10.1)	Amendment relating to the agreement between the Company and Mr. Philip G. Weaver, the Company’s Vice President and Chief Financial Officer, to extend this year’s notice deadline regarding the “evergreen” feature of Mr. Weaver’s Amended and Restated Employment Agreement, dated as of June 6, 2000, by and between Mr. Weaver and the Company, from September 30, 2006 until October 14, 2006. This amendment was filed on Form 8-K on September 29, 2006, which Form 8-K is incorporated herein by reference.

(31.1)	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
November 8, 2006
     (Date)