Form 10-K
period 2006-12-31
COOPER TIRE & RUBBER CO
filed 2007-03-01
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the
Securities Exchange Act of 1934
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2006
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
☑ Large accelerated filer       ☐ Accelerated filer       ☐ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2006 was $659,584,218.
The number of shares outstanding of the registrant’s common stock as of January 31, 2007 was 61,396,135.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information from the registrant’s definitive proxy statement for its 2007 Annual Meeting of Stockholders is hereby incorporated by reference into Part III, Items 10 – 14, of this report.

COOPER TIRE & RUBBER COMPANY — FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
PART I
Item 1. BUSINESS
Cooper Tire & Rubber Company (“Cooper” or the “Company”) is a leading manufacturer of replacement tires. It is the fourth largest tire manufacturer in North America and, according to a recognized trade source, is the ninth largest tire company in the world based on sales. Cooper focuses on the manufacture and sale of passenger and light truck replacement tires. It also manufactures radial medium and bias light truck tires and materials and equipment for the truck tire retread industry. The Company also manufactures and sells motorcycle and racing tires.
The Company is organized into two separate, reportable business segments: North American Tire Operations and International Tire Operations. Each segment is managed separately. Additional information on the Company’s segments, including their financial results, total assets, products, markets and presence in particular geographic areas, appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Business Segments” note to the consolidated financial statements.
In 2004, as a result of the anticipated sale of its automotive operations and the announced exiting of the inner tube business, Cooper designated certain plants and facilities as Discontinued Operations. These included the assets and facilities of Cooper-Standard Automotive, which was sold on December 23, 2004, and the Company’s inner tube operations in Clarksdale, Mississippi.
Cooper was incorporated in the State of Delaware in 1930 as the successor to a business originally founded in 1914. Based in Findlay, Ohio, Cooper currently operates 10 manufacturing facilities and 32 distribution centers in 8 countries. As of December 31, 2006, the Company employed 13,361 persons worldwide.

Business Segments
North American Tire Operations
The North American Tire Operations segment produces passenger car and light truck tires, primarily for sale in the United States replacement market, and materials and equipment for the tread rubber industry. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and other large automotive product retail chains. The segment does not sell its products directly to end users and does not manufacture tires for sale to the automobile original equipment manufacturers (“OEMs”).
The segment operates in a highly competitive industry, which includes Bridgestone Corporation, Goodyear Tire & Rubber Company and Groupe Michelin. These competitors are substantially larger than the Company and serve the OEM as well as the replacement portion of the tire market. The segment also faces competition from low-cost producers in Asia and South America. Some of those producers are foreign subsidiaries of the segment’s competitors in North America. The segment had a market share in 2006 of approximately 15 percent of all light vehicle replacement tire sales in the United States. A small percentage of the products manufactured by the segment in the United States are exported throughout the world.
In the tread rubber industry, which supplies retread materials and equipment to the commercial truck tire industry, there are numerous suppliers, of which Bandag, Inc. (recently acquired by Bridgestone Americas Holding Inc.), Goodyear Tire & Rubber Company and Groupe Michelin have a combined market share that is believed to exceed 80 percent.
Success in competing for the sale of replacement tires is dependent upon many factors, the most important of which are price, quality, line coverage, availability through appropriate distribution channels and relationships with dealers. Other factors of importance are warranty, credit terms and other value-added programs. The segment has built close working relationships through the years with its independent dealers. The segment believes those relationships have enabled it to obtain a competitive advantage in the replacement market. As a steadily increasing percentage of replacement tires are sold by large regional and national tire retailers, the segment has increased its penetration of those distribution channels, while maintaining a focus on its traditionally strong network of independent dealers. In addition, as an increasing percentage of replacement tires sold are in the high performance and ultra-high performance categories, the segment has worked aggressively to increase its production capacity of this type of premium tire so as to be able to keep up with increasing customer requirements. Part of this capacity expansion is comprised of the outsourcing of opening price point and economy-type tires to a contract manufacturer in Asia. This outsourcing frees up essential production capacity within the segment’s North American facilities to build additional high performance and ultra-high performance premium products. The segment currently has a manufacturing supply agreement with an Asian manufacturer to provide entry-level passenger tires from China for distribution in the United States. In total, the segment sourced approximately 1.4 million tires from China in 2006.
Both the replacement tire and retread products businesses of the segment have broad customer bases. Overall, a balanced mix of customers and the offering of both proprietary brand and private label tires help to protect the segment from the adverse effects that could result from the loss of a major customer. Customers place orders on a month-to-month basis and the segment adjusts production and inventory to meet those orders which results in varying backlogs of orders at different times of the year.
International Tire Operations Segment
The International Tire Operations segment has manufacturing facilities in the United Kingdom and China. The segment is pursuing opportunities for future expansion of its joint venture operations in Asia. The segment has two administrative offices and a sales office in China through which it is managing and developing the Company’s increasing commercial relationships in Asia.
In the United Kingdom, the segment currently produces passenger car, light truck, racing and motorcycle tires and markets these products primarily to dealers in the replacement markets in the United Kingdom, continental Europe and Scandinavia. The segment has subsidiaries in France, Germany, Italy, Spain and Switzerland for marketing its products in continental Europe. The segment does not sell its products directly to end users and does not manufacture tires for sale to OEMs, other than several small contracts with specialty vehicle manufacturers in the United Kingdom.
In China, the segment currently produces passenger car, bias and radial light and medium truck tires and off-the-road tires. These products are manufactured for export to Europe and North America and are also marketed to dealers in the replacement tire market within China. Less than ten percent of the sales in China are to OEMs.
The segment has formed a joint venture with an Asian partner to build a manufacturing plant in China. Production in this facility commenced in the first quarter of 2007. In addition, the segment currently has a manufacturing supply agreement with an Asian manufacturer to provide entry-level passenger tires from China for distribution in the European market. In total, the segment sourced approximately 536,000 tires from China in 2005 and 548,000 tires in 2006.

As in North America, the segment operates in a highly competitive industry, which includes Bridgestone Corporation, Goodyear Tire & Rubber Company and Groupe Michelin. These competitors are substantially larger than the Company and serve the OEM as well as the replacement portion of the tire market.
Discontinued Operations
The discontinued operations as reported in this Form 10-K include the operations of Cooper-Standard Automotive (formerly the Automotive segment), which was sold on December 23, 2004, and the operations of the Company’s inner tube business in Clarksdale, Mississippi (formerly part of the North American Tire Operations segment), which was exited in the fourth quarter of 2004.
Cooper-Standard Automotive produced components, systems, subsystems and modules for incorporation into the passenger vehicles and light trucks manufactured by the global automotive OEMs. Replacement parts for current production vehicles were also produced. The main products include automotive body sealing systems and products, noise, vibration and harshness control products and fluid systems products, as well as a small amount of extruded plastic body side moldings.
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
The Company’s inner tube operations faced increasing competition from foreign manufacturers. The resulting price erosion made it extremely difficult to continue the operation profitably and so the decision was made in the third quarter of 2004 to exit this business.
Raw Materials
The Company’s principal raw materials include synthetic rubber, carbon black, natural rubber, chemicals and reinforcement components. The Company acquires its raw materials from multiple sources around the world to provide greater assurance of continuing supplies for its manufacturing operations.
The Company experienced significant increases in the costs of certain of its principal raw materials during 2006 when compared with the levels experienced during 2005. Approximately 65 percent of the Company’s raw materials are petroleum-based, and crude oil set new price records during 2006. Natural rubber prices peaked at all-time price highs during the third quarter of 2006. The increases in the cost of natural rubber and petroleum-based materials were the most significant drivers of higher raw material costs during the year. The pricing volatility in these commodities contributed to the difficulty in managing the costs of raw materials. The increased price of crude oil and the growing global demand for its derivative products have contributed to the cost increases experienced for raw materials used by the Company.
The Company has a purchasing office in Singapore to acquire natural rubber and various raw materials directly from producers in Asia. This purchasing operation enables the Company to work directly with producers to continually improve the consistency of quality and to reduce the costs of materials, transportation and transactions.
The Company is an equity investor in RubberNetwork.com LLC, which was established by the major manufacturers in the tire and rubber industry to achieve cost savings, increased efficiencies and opportunities for relevant benchmarking in the procurement processes of raw materials, indirect materials and services through the application of strategic sourcing and supply chain management. The Company recognized significant savings in purchasing certain raw materials and indirect materials through the use of this procurement method during 2006.
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

Working Capital
The Company sold its automotive operations, known as Cooper-Standard Automotive, in a transaction which closed on December 23, 2004. The sale generated proceeds of approximately $1.2 billion, which has been used for debt reduction, the repurchase of shares and investment in tire operations. At December 31, 2006, the Company held cash of $222 million.
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
Research, Development and Product Improvement
The Company directs its research activities toward product development, improvements in quality, and operating efficiency. The Company continues to actively develop new light vehicle tires. The Company conducts extensive testing of current tire lines, as well as new concepts in tire design, construction and materials. During 2006, approximately 58 million miles of tests were performed on indoor test wheels and in monitored road tests. The Company has a tire and vehicle test track in Texas that assists the Company’s testing effects. Uniformity equipment is used to physically monitor its manufactured tires for high standards of ride quality. The Company continues to design and develop specialized equipment to fit the precise needs of its manufacturing and quality control requirements. Research and development expenditures were $18.6 million, $15.9 million and $23.2 million during 2004, 2005 and 2006, respectively.
Patents, Intellectual Property and Trademarks
The Company owns and/or has licenses to use patents and intellectual property, covering various aspects in the design and manufacture of its products and processes, and equipment for the manufacture of its products that will continue to be amortized over the next three to ten years. While the Company believes these assets as a group are of material importance, it does not consider any one asset or group of these assets to be of such importance that the loss or expiration thereof would materially affect its business.
The Company owns and uses tradenames and trademarks worldwide. While the Company believes such tradenames and trademarks as a group are of material importance, the trademarks the Company considers most significant to its business are those using the words “Cooper,” “Mastercraft” and “Avon.” The Company believes all of these significant trademarks are valid and will have unlimited duration as long as they are adequately protected and appropriately used. Certain other tradenames and trademarks are being amortized over the next 9 to 22 years.
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
The Company’s manufacturing facilities, like those of the industry generally, are subject to numerous laws and regulations designed to protect the environment. In general, the Company has not experienced difficulty in complying with these requirements and believes they have not had a material adverse effect on its financial condition or the results of its operations. The Company expects additional requirements with respect to environmental matters will be imposed in the future. The Company’s 2006 expense and capital expenditures for environmental matters at its facilities were not material, nor is it expected that expenditures in 2007 for such uses will be material.

Foreign Operations
The Company has a manufacturing facility located in the United Kingdom and six distribution centers and five sales offices in Europe. The Company has two manufacturing facilities, 13 distribution centers and two administrative offices and a sales office in China. The Company also has a purchasing office in Singapore.
The Company believes the risks of conducting business in less developed markets, including China and other Asian countries, are somewhat greater than in the United States, Canadian and Western European markets. This is due to the potential for currency volatility, high interest and inflation rates, and the general political and economic instability that are associated with emerging markets.
The Company’s 2006 net sales attributable to its foreign subsidiaries, and shipments of exports from the United States, approximated $865 million, or approximately 32 percent of consolidated net sales. Additional information on the Company’s foreign operations can be found in the “Business Segments” note to the consolidated financial statements.
Available Information
The Company makes available free of charge on or through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the U.S. Securities and Exchange Commission (“SEC”). The Company’s Internet address is http://www.coopertire.com. The Company has adopted corporate governance guidelines, a code of business conduct and ethics and charters for each of its Audit Committee, Compensation Committee and Nominating and Governance Committee, each of which are available on the Company’s Internet website and will be available to any stockholder who requests them from the Company’s Director of Investor Relations. The information contained on the Company’s website is not incorporated by reference in this annual report on Form 10-K and should not be considered a part of this report.
Item 1A. RISK FACTORS
From time to time, information provided by our employees or information included in our filings with the Securities and Exchange Commission may contain forward-looking statements that are not historical facts. Those statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and our future performance, operating results, financial position and liquidity are subject to a variety of factors that could materially affect results, including those described below. Any forward-looking statements made in this report or otherwise speak only as of the date of the statement and, except as otherwise required by law, we undertake no obligation to update those statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.
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
Increases in the costs of certain raw materials, including steel, rubber and carbon black, may affect our profitability.
Costs for certain raw materials used in our operations, including natural rubber, chemicals, carbon black, steel reinforcements and synthetic rubber remain at unprecedented high levels. Increasing costs for raw materials supplies will increase our production costs and harm our margins and results of operations if we are unable to pass the higher production costs on to our customers in the form of price increases.
Further, if we are unable to obtain adequate supplies of raw materials in a timely manner, our operations could be interrupted.
If the price of natural gas or other energy sources increases, our operating expenses could increase significantly.
Our ten manufacturing facilities rely principally on natural gas, as well as electrical power and other energy sources. High demand and limited availability of natural gas and other energy sources have resulted in significant increases in energy costs in the past several years, which have increased our operating expenses and transportation costs. Overall, our energy costs were at high levels on average during 2006, and those costs may increase further. Increasing energy costs would increase our production costs and adversely affect our margins and results of operations.

Our industry is highly competitive, and we may not be able to compete effectively with low-cost producers and larger competitors.
The replacement tire industry is a highly competitive, global industry. Some of our competitors are large overseas companies with greater financial resources. We also compete against low-cost producers in Asia and South America. Increased competitive activity in the replacement tire industry has caused, and will continue to cause, pricing pressures on our business. Our ability to compete successfully will depend in part on our ability to reduce costs by reducing excess capacity, leveraging global purchasing of raw materials, improving productivity, eliminating redundancies and increasing production at low-cost supply sources. If we are unable to offset continued pricing pressures with improved operating efficiencies and reduced spending, our sales, margins, operating results and market share would decline.
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
We have operations worldwide, including in the U.S., the United Kingdom, continental Europe and Asia (primarily in China). Recently, we have expanded our operations in Asia and are building a manufacturing plant in China. There are a number of risks in doing business abroad, including political and economic uncertainty, social unrest, shortages of trained labor and the uncertainties associated with entering into joint ventures or similar arrangements in foreign countries. These risks may impact our ability to expand our operations in Asia and elsewhere and otherwise achieve our objectives relating to our foreign operations. In addition, compliance with multiple and potentially conflicting foreign laws and regulations, import and export limitations and exchange controls is burdensome and expensive. Our foreign operations also subject us to the risks of international terrorism and hostilities and to foreign currency risks, including exchange rate fluctuations and limits on the repatriation of funds.
Our expenditures for pension and other post-retirement obligations could be materially higher than we have predicted if our underlying assumptions prove to be incorrect.
We provide defined benefit and hybrid pension plan coverage to union and non-union employees in the U.S. and a contributory defined benefit plan in the U.K. Our pension expense and our required contributions to our pension plans are directly affected by the value of plan assets, the projected and actual rates of return on plan assets and the actuarial assumptions we use to measure our defined benefit pension plan obligations, including the discount rate at which future projected and accumulated pension obligations are discounted to a present value. We could experience increased pension expense due to a combination of factors, including the decreased investment performance of our pension plan assets, decreases in the discount rate, increases in the salary increase rate and changes in our assumptions relating to the expected return on plan assets. We could also experience increased other post retirement expense due to decreases in the discount rate and/or increases in the health care trend rate.
Increases in our pension expense could have a significant negative impact on our profitability. Based on current guidelines, assumptions and estimates, including stock market prices and interest rates, we anticipate that we may be required to make a cash contribution of approximately $30-35 million to our defined benefit and hybrid pension plans in 2007. If our current assumptions and estimates are not correct, a contribution in years beyond 2007 may be greater than the projected 2007 contribution. We cannot predict whether changing market or economic conditions, regulatory changes or other factors will increase our pension expense or our pension funding obligations, thereby diverting funds we would otherwise apply to other uses.
The Financial Accounting Standards Board may propose changes to the current manner in which pension and other post-retirement benefit plan costs are expensed. These changes could result in higher pension and other post-retirement costs.
Compliance with the TREAD Act and similar regulatory initiatives could increase the cost of operating our business.
We are subject to the Transportation Recall Enhancement Accountability and Documentation Act, or TREAD Act, which was adopted in 2000. Proposed and final rules issued under the TREAD Act regulate test standards, tire labeling, tire pressure monitoring, early warning reporting, tire recalls and record retention. Compliance with TREAD Act regulations has increased, and will continue to increase, the cost of producing and distributing tires in the U.S. Compliance with the TREAD Act and other federal, state and local laws and regulations now in effect, or that may be enacted, could require significant capital expenditures, increase our production costs and affect our earnings and results of operations.

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
Our operations depend on maintaining a skilled workforce and any interruption of our workforce due to shortages of skilled technical, production and professional workers could interrupt our operations and affect our operating results. Further, a significant number of our U.S. employees are currently represented by unions. The labor agreement at Findlay does not expire until 2009 and the labor agreement at Texarkana does not expire until 2010. Although we believe that our relations with our employees are generally good, we cannot assure you that we will be able to successfully maintain our relations with our employees or our collective bargaining agreements with those unions. If we fail to extend or renegotiate our agreements with the labor unions on satisfactory terms, or if our unionized employees were to engage in a strike or other work stoppages, our business and operating results could suffer. For example, we experienced a work stoppage in March and April 2005 at our Texarkana, Arkansas manufacturing facility during contract negotiations with the United Steelworkers of America, which resulted in lost volume of approximately 936,000 tires in 2005 and reduced our 2005 operating profit by $26 million.
We have a risk of exposure to products liability claims, which if successful could have a negative impact on our financial position, cash flows and results of operations.
Our operations expose us to potential liability for personal injury or death as an alleged result of the failure of or defects in the products that we design and manufacture. Specifically, we are a party to a number of products liability cases in which individuals involved in motor vehicle accidents seek damages resulting from allegedly defective tires that we manufactured. Products liability claims and lawsuits, including possible class action litigation, could have a negative effect on our financial position, cash flows and results of operations.
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
We rely on access to financial markets as a significant source of liquidity for capital requirements that we cannot satisfy by cash on hand or operating cash flows. Various factors, including a deterioration of our credit ratings or our business or financial condition, could impair our access to the financial markets. Each of Standard & Poor’s and Moody’s Investor Services reduced our credit ratings in 2006. Further downgrades in our credit ratings would require us to pay a higher interest rate for future borrowing needs and any new borrowing facilities that we enter into may have stricter terms. Additionally, any inability to access the capital markets or incur additional debt in the future on favorable terms could impair our liquidity and operations, and could require us to consider deferring planned capital expenditures, reducing discretionary spending, selling assets or restructuring existing debt.
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
Our Asian strategy also calls for us to align with strategic partners we believe will provide access to the local market and position us to take advantage of the significant anticipated growth within Asia over the next five to ten years. For example, we have made an investment in Kumho Tire Co. Inc. of South Korea, have built a plant in the People’s Republic of China with Kenda Tire of Taiwan (“Cooper-Kenda”), and have acquired 51% of Cooper Chengshan (Shandong) Passenger Tire Company Ltd. and Cooper Chengshan (Shandong) Tire Company, Ltd (“Cooper-Chengshan”). Our Asian strategy is subject to the risks of operating abroad and other operational and logistical challenges. Our failure to execute our Asian strategy effectively would harm our sales, margins and profitability.

We may not be able to successfully implement our cost savings initiatives.
We have numerous initiatives to improve profitability which are focusing on pricing and mix, increasing manufacturing efficiencies and implementing other cost reductions in an effort to offset increased raw material costs and other costs. We have three specific projects focused on profitability improvement. We intend to reduce inventory by $100 million from our June 30, 2006 levels. We are committed to identify, approve and implement $70 million in annualized cost reductions in 2007. We expect to realize $100 million in profit improvement through more contemporary product management, mix improvement, better pricing and a change in our manufacturing strategy. If these profit improvement and cost reduction initiatives are not successful, our margins and profitability would decline.
We may not be able to protect our intellectual property rights adequately.
Our success depends in part upon our ability to use and protect our proprietary technology and other intellectual property, which generally covers various aspects in the design and manufacture of our products and processes. We own and use tradenames and trademarks worldwide. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements and patent, copyright and trademark laws to protect our intellectual property rights. The steps we take in this regard may not be adequate to prevent or deter challenges, reverse engineering or infringement or other violations of our intellectual property, and we may not be able to detect unauthorized use or take appropriate and timely steps to enforce our intellectual property rights. In addition, the laws of some countries may not protect and enforce our intellectual property rights to the same extent as the laws of the United States.
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
We routinely evaluate potential acquisitions and may pursue acquisition opportunities, some of which could be material to our business. While we believe there are a number of potential acquisition candidates available that would complement our business, we currently have no agreements to acquire any specific business or material assets other than as disclosed elsewhere in this report. We cannot predict whether we will be successful in pursuing any acquisition opportunities or what the consequences of any acquisition would be. Additionally, in any future acquisitions, we may encounter various risks, including:
•	the possible inability to integrate an acquired business into our operations;

•	increased intangible asset amortization;

•	diversion of management’s attention;

•	loss of key management personnel;

•	unanticipated problems or liabilities; and

•	increased labor and regulatory compliance costs of acquired businesses.
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
We are required to comply with environmental laws and regulations that cause us to incur significant costs.
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

A portion of our business is seasonal, which may affect our period-to-period results.
Although there is year-round demand for replacement tires, demand for passenger replacement tires is typically strongest during the third and fourth quarters of the year in the northern hemisphere where the majority of our business is conducted, principally due to higher demand for winter tires during the months of August through November. The seasonality of this portion of our business may affect our operating results from quarter-to-quarter.
The realizability of deferred tax assets may affect our profitability.
A valuation allowance is required to be recorded pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” when, based upon an assessment which is largely dependent upon objectively verifiable evidence including recent operating loss history, expected reversal of existing deferred tax liabilities and tax loss carry back capacity, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the U. S., the Company has recorded significant deferred tax assets, the largest of which relate to tax attribute carryforwards, products liability, pension and other post retirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relate to accelerated depreciation. Based upon this assessment, the Company has recorded a $128.6 million valuation allowance for the portion of U.S. deferred tax assets exceeding deferred tax liabilities with $18.1 million being recorded as an expense in 2006. The pension liability and associated deferred tax asset adjustment recorded to equity in the fourth quarter as a result of adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” accounts for $72.5 million of the total valuation allowance. The Company intends to evaluate the realizability of deferred tax assets on a quarterly basis.
The impact of new accounting standards on determining pension and other post retirement benefit plans’ expense may have a negative impact on the Company’s results of operations.
The Company has adopted SFAS No. 158 and the statement of financial position reflects the impacts of this accounting standard.
The Financial Accounting Standards Board is considering the second part of its review of accounting for pension and postretirement benefit plans. This second phase of this project may result in changes to the current manner in which pension and other postretirement benefit plan costs are expensed. These changes could result in higher pension and other postretirement costs.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
As shown in the following table, at December 31, 2006 the Company maintained 63 manufacturing, distribution, retail stores and office facilities worldwide. The Company owns a majority of the manufacturing facilities while some manufacturing, distribution and office facilities are leased.

	North
	American
	Tire	International Tire Operations
Type of Facility	Operations	Europe	Asia	Total
Manufacturing	7	1	2	10
Distribution	13	6	13	32
Retail stores	3	—	—	3
Technical centers and offices	7	7	4	18

Total	30	14	19	63
The Company believes its properties have been adequately maintained, generally are in good condition, and are suitable and adequate to meet the demands of each segment’s business.

Item 3. LEGAL PROCEEDINGS
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at December 31, 2006.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.
EXECUTIVE OFFICERS OF THE REGISTRANT
The names, ages and all positions and offices held by all executive officers of the Company are as follows:

Name	Age	Executive Office Held	Business Experience
Roy V. Armes	54	President, Chief Executive Officer and Director	President, Chief Executive Officer and Director since January 2007. Previously, Senior Vice President of Project Development since January 2006; Corporate Vice President and General Director at Whirlpool Mexico from 2002 to January 2006; Corporate Vice President of Global Procurement Operations from 1997 to 2002.

James E. Kline	65	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary since April 2003. Vice President from February to April 2003. Previously, Executive Vice President (real estate development) Cavista Corporation, an integrated real estate company, from 2000 through August 2001; and Vice President and General Counsel, Aeroquip-Vickers, Inc., a manufacturer of power and motion control and fluid conveyancing products, from 1989 to 1999.

James H. Geers	59	Vice President	Vice President Global Human Resources since 2004. Previously, Vice President Corporate Human Resources from 1999 to 2004.

Harold C. Miller	54	Vice President	Vice President since March 2002. Previously, Vice President and General Manager, Eaton Fluid Power Hose and Plastic Operations, Eaton Corporation, an automotive and truck parts producer, from January through March 2002. Director Finance and Planning, Eaton Fluid Power Automotive Operations from 2001 through 2002. General Manager, Eaton Aeroquip Global Hose Division from 1998 through 2001.

Philip G. Weaver	54	Vice President and Chief Financial Officer	Vice President and Chief Financial Officer since 1999. Previously, Tire Operations Vice President from 1994 through 1998.

Each such officer shall hold such office until a successor is selected and qualified.
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Market information
Cooper Tire & Rubber Company common stock is traded on the New York Stock Exchange under the symbol CTB. The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

Year Ended December 31, 2005	High	Low
First Quarter	$22.50	$18.15
Second Quarter	19.75	16.47
Third Quarter	20.99	15.04
Fourth Quarter	15.73	13.05

Year Ended December 31, 2006	High	Low
First Quarter	$16.58	$13.86
Second Quarter	14.52	10.49
Third Quarter	11.77	7.71
Fourth Quarter	14.73	9.60
Five-Year Stockholder Return Comparison
The SEC requires that the Company include in its annual report to shareholders a line graph presentation comparing cumulative five-year stockholder returns on an indexed basis with the Standard & Poor’s (“S&P”) Stock Index and either a published industry or line-of-business index or an index of peer companies selected by the Company. The Company in 1993 chose what is now the S&P 500 Auto Parts & Equipment Index as the most appropriate of the nationally recognized industry standards and has used that index for its stockholder return comparisons in all of its proxy statements since that time.
The following chart assumes three hypothetical $100 investments on December 31, 2001, and shows the cumulative values at the end of each succeeding year resulting from appreciation or depreciation in the stock market price, assuming dividend reinvestment.

Total Return To Shareholders
(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE
	Years Ending

Company / Index	Dec02	Dec03	Dec04	Dec05	Dec06

COOPER TIRE & RUBBER CO	-1.64	42.92	2.81	-27.14	-3.33
S&P 500 INDEX	-22.10	28.68	10.88	4.91	15.79
S&P 500 AUTO PARTS & EQUIPMENT	-10.12	43.89	2.78	-22.47	12.37

			INDEXED RETURNS
	Base Period		Years Ending
Company / Index	Dec01	Dec02	Dec03	Dec04	Dec05	Dec06

COOPER TIRE & RUBBER CO	100	98.36	140.58	144.53	105.31	101.80
S&P 500 INDEX	100	77.90	100.25	111.15	116.61	135.03
S&P 500 AUTO PARTS & EQUIPMENT	100	89.88	129.34	132.94	103.07	115.81

(b) Holders
The number of holders of record at December 31, 2006 was 3,232.
(c) Dividends
The Company has paid consecutive quarterly dividends on its common stock since 1973. Future dividends will depend upon the Company’s earnings, financial condition and other factors. Additional information on the Company’s liquidity and capital resources can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company’s retained earnings are available for the payment of cash dividends and the purchases of the Company’s shares and are only limited by debt covenants, described in the “Debt” note to the consolidated financial statements. Quarterly dividends per common share for the most recent two years are as follows:

	2005		2006
March 31	$0.105	March 31	$0.105
June 30	0.105	June 30	0.105
September 30	0.105	September 29	0.105
December 30	0.105	December 29	0.105

Total:	$0.420	Total:	$0.420

(d) Issuer purchases of equity securities
There were no repurchases of Company stock during the fourth quarter of the fiscal year ended December 31, 2006.
Item 6. SELECTED FINANCIAL DATA
The following Selected Financial Data of the Company reflects its continuing operations after the sale of its automotive operations, known as Cooper-Standard Automotive, in a transaction which closed on December 23, 2004. The balance sheet data for 2003, 2004, 2005 and 2006 and income statement data for 2002, 2003, 2004, 2005 and 2006 were derived from audited financial statements. The balance sheet data for 2002 is unaudited.

(Dollar amounts in thousands except for per share amounts)

			Income (loss) from
			Continuing
			Operations	Income (loss) from	Earnings (Loss) Per Share
	Net	Operating	Before	Continuing	from Continuing Operations
	Sales	Profit (Loss)	Income Taxes	Operations	Basic	Diluted
2002	1,742,218	113,716	83,635	55,032	0.75	0.74
2003	1,850,853	65,019	37,205	27,344	0.37	0.37
2004	2,081,609	63,224	35,006	27,446	0.37	0.37
2005	2,155,185	26,435	(14,351)	(15,033)	(0.24)	(0.24)
2006	2,676,242	(9,749)	(91,954)	(85,890)	(1.40)	(1.40)

			Net Property,
	Stockholders’	Total	Plant &	Capital		Long-term
	Equity	Assets	Equipment	Expenditures	Depreciation	Debt
2002	941,716	2,712,209	696,208	74,935	109,347	875,378
2003	1,030,389	2,876,319	691,374	96,081	109,709	863,892
2004	1,170,533	2,668,084	729,420	159,308	109,805	773,704
2005	938,776	2,152,186	786,225	172,152	108,340	491,618
2006	639,891	2,235,279	991,816	188,525	132,860	513,213

	Long-term		Average
	Debt To	Dividends	Common Shares	Number of
	Capitalization	Per Share	(000)	Employees
2002	48.8	0.42	73,312	8,012
2003	45.6	0.42	73,688	8,325
2004	39.8	0.42	74,201	8,739
2005	34.4	0.42	63,653	8,762
2006	44.5	0.42	61,338	13,361
As detailed in Note 2 – Acquisitions, effective February 4, 2006, the Company acquired a 51 percent ownership position in Cooper Chengshan (Shandong) Passenger Tire Company Ltd. and Cooper Chengshan (Shandong) Tire Company, Ltd. (“Cooper-Chengshan”). The acquisition has been accounted for as a purchase transaction and the fair value of fixed assets, liabilities, and tangible and identifiable intangible assets have been included in the Company’s Consolidated Balance Sheet at December 31, 2006 along with the goodwill associated with the transaction. The operating results of Cooper-Chengshan have been included in the consolidated financial statements of the Company since the date of acquisition.
Note 12 – Pensions and Postretirement Benefits Other than Pensions describes the Company’s adoption of SFAS No. 158 and discloses the impact of the adoption on the Company’s Stockholders’ Equity.
During 2006, the Company recorded an impairment charge of $51,546 related to goodwill and an indefinite-lived intangible asset as described in Note 6 – Goodwill and Intangibles.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business of the Company
The Company produces and markets passenger, light truck, medium truck and motorcycle tires which are sold nationally and internationally in the replacement tire market to independent tire dealers, wholesale distributors, regional and national retail tire chains and large retail chains that sell tires, as well as other automotive and racing products, and supplies retread equipment and materials to the commercial truck tire industry.
The Company is focused on profitable long-term growth in the replacement tire market. In December 2004, the Company sold its automotive operations, known as Cooper-Standard. The sale provided the Company significant opportunities to focus exclusively on its global tire business.
The Company has developed a strategy for growth in Asia. In February 2005, the Company purchased 15 million global depositary shares, representing approximately an 11 percent interest, of Kumho Tire Co. Inc. (“Kumho Tire”) of Seoul, Korea. The acquired shares are subject to a lock-up agreement for a three-year period, to a put option by the Company after three years and to a reciprocal call provision by Kumho. The Company and Kumho have also agreed to a standstill agreement relative to the shares of Kumho as well as to the shares of the Company. Effective February 4, 2006, the Company acquired a 51 percent ownership position in Cooper Chengshan (Shandong) Passenger Tire Company Ltd. and Cooper Chengshan (Shandong) Tire Company, Ltd. (“Cooper-Chengshan”). The new companies, which were formed upon governmental approval of the transaction, together were known as Shandong Chengshan Tire Company, Ltd. (“Chengshan”) of Shandong, China. The Company has recently completed construction of a tire manufacturing facility under a joint venture arrangement with Kenda Rubber Industrial Co., Ltd. of Taiwan.
In recent years, the Company has faced both general industry challenges and internal challenges. In 2006, the replacement tire market in North America was far weaker than anticipated. Raw material costs continued escalating reaching record high price levels. The Company incurred high production costs, rapidly expanded its finished goods inventory level and consumed cash at higher than expected rates.
The Company has directed its attention to cost reduction initiatives impacting every aspect of its business. Plans are in place to cut costs, reduce complexity and improve efficiency within its operations. A specific inventory reduction initiative has yielded dramatic results in the second half of 2006 and is planned to further reduce inventory levels in 2007.
The Company has focused its attention in recent years on the performance and ultra high performance markets. In 2007, new product introductions of premium broadline and touring tires will be aimed at improving the profitability of that segment of the Company’s product offerings. The Company’s marketing program will be more customer driven and more controlled emphasizing profitable sales growth and profitable product and customer mix.
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations presents information related to the consolidated results of the continuing operations of the Company, including the impact of restructuring costs on the Company’s results, a discussion of past results and future outlook of each of the Company’s segments and information concerning both the liquidity and capital resources and critical accounting policies of the Company. A discussion of the past results of its discontinued operations and information related to the gain recognized on the sale of Cooper-Standard are also included. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in the forward-looking statements. See Risk Factors in Item 1A for information regarding forward-looking statements.

Consolidated Results of Continuing Operations

		%		%
(Dollar amounts in millions except per share amounts)	2004	Change	2005	Change	2006
Revenues:
North American Tire	$1,862.9	4.9%	$1,954.7	7.2%	$2,096.2
International Tire	308.4	-1.0%	305.3	122.8%	680.1
Eliminations	(89.7)	16.8%	(104.8)	-4.5%	(100.1)

Net sales	$2,081.6	3.5%	$2,155.2	24.2%	$2,676.2

Segment profit (loss):
North American Tire	$64.0	-48.8%	$32.8	-112.2%	$(4.0)
International Tire	21.4	-103.3%	(0.7)	-1442.9%	9.4
Eliminations	0.5	-180.0%	(0.4)	50.0%	(0.6)
Unallocated corporate charges	(22.7)	-76.7%	(5.3)	173.6%	(14.5)

Operating profit	63.2	-58.2	26.4	-136.7	(9.7)
Interest expense	27.6	97.5	54.5	-13.4	47.2
Debt extinguishment (gains) losses	—		4.2		(0.1)
Interest income	(2.1)	781.0	(18.5)	-45.4	(10.1)
Dividend from unconsolidated subsidiary	—		—		(4.3)
Impairment of goodwill and indefinite-lived intangible asset	—		—		51.5
Other - net	2.7	-77.8	0.6	-433.3	(2.0)

Income (loss) from continuing operations before income taxes and minority interests	35.0	-141.1	(14.4)	538.2	(91.9)

Provision (benefit) for income taxes	7.6	-90.8	0.7	-1485.7	(9.7)

Income/(loss) from continuing operations before minority interests	27.4	-155.1%	(15.1)	444.4%	(82.2)

Minority interests	—		0.1		(3.7)

Income (loss) from continuing operations	$27.4	-154.7%	$(15.0)	472.7%	$(85.9)

Basic and diluted earnings (loss) per share	$0.37	—	$(0.24)	—	$(1.40)

2006 versus 2005
Consolidated net sales increased by $521 million in 2006. The acquisition of Cooper-Chengshan in February 2006 added $358 million in net sales in 2006. The remainder of the increase was primarily a result of improved net pricing and product mix. This increase was offset by lower unit volume. Operating profit in 2006 was $36 million less than the operating profit reported in 2005. The favorable impacts of the Cooper-Chengshan acquisition and improved pricing and mix were offset by increased raw material costs, lower sales volumes, higher products liability costs and restructuring costs related to five initiatives undertaken by the Company. These initiatives are described in more detail in the Restructuring section below.
The Company continued to experience significant increases in the costs of certain of its principal raw materials during 2006 compared with the levels experienced during 2005. The principal raw materials for the Company include synthetic rubber, carbon black, natural rubber, chemicals and reinforcement components. A significant portion of the Company’s raw materials are crude oil-based, a commodity which set new price ceilings during 2006. The increases in the cost of natural rubber and petroleum-based materials were the most significant drivers of higher raw material costs during 2006, which were up approximately $129 million from 2005. The pricing volatility in these commodities contributed to the difficulty in managing the costs of related raw materials. The increased price of crude oil and the growing global demand for its derivative products is contributing to the cost increases being experienced for raw materials used by the Company. Approximately 65 percent of the Company’s raw materials are crude oil-based, a commodity which repeatedly set new price records during 2006.
The Company manages the procurement of its raw materials to assure supply and to obtain the most favorable pricing. For natural rubber and natural gas, procurement is managed by buying forward of production requirements and utilizing the spot market when advantageous. For other principal materials, procurement arrangements include supply agreements that may contain formula-based pricing based on commodity indices, multi-year agreements, or spot purchase contracts. These arrangements provide quantities needed to satisfy normal manufacturing demands.
Selling, general and administrative expenses were $193 million (7.2 percent of net sales) in 2006 compared to $161 million (7.5 percent of net sales) in 2005. The addition of the Chinese operations, higher advertising costs in the North American Tire Operations segment and the expense associated with the severance component of payments made to the former chairman, president and chief executive officer of the Company accounted for this increase.
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company.
Effective April 1, 2003, the Company established a new excess liability insurance program. The new program covers the Company’s products liability claims occurring on or after April 1, 2003 and is occurrence-based insurance coverage which includes an increased per claim retention limit, increased policy limits and the establishment of a captive insurance company. Premium costs for insurance coverage in excess of the self-insured amounts for the April 1, 2004 to March 31, 2005 policy year were $10.4 million higher than under the program in place prior to April 1, 2003, the per claim retention limit increased $13.3 million and the aggregate retention limit was eliminated, while excess liability coverage increased by $35 million. The Company continued the program effective April 1, 2005 with an increase in the per claim retention limit of $10 million and a premium cost reduction of $5.3 million. The total per claim retention limit for claims occurring in the policy years subsequent to April 1, 2005 is $25 million.
The products liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company offset by recoveries of legal fees. Legal costs are expensed as incurred and products liability insurance premiums are amortized over coverage periods. The Company is entitled to reimbursement, under certain insurance contracts in place for periods ending prior to April 1, 2003, of legal fees expensed in prior periods based on events occurring in those periods. The Company records the reimbursements under such policies in the period if the conditions for reimbursement are met. Products liability costs totaled $52.3 million and $63.6 million in 2005 and 2006, respectively. Recoveries of legal fees were $12.7 million and $9.4 million in 2005 and 2006, respectively. Policies applicable to claims occurring on April 1, 2003 and, thereafter, do not provide for recovery of legal fees.
During 2006, the Company recorded $14.6 million in restructuring costs related to the five initiatives described below.
Interest expense decreased $7 million in 2006 from 2005 primarily due to the Company’s repurchases of debt in 2005 and 2006.
Interest income decreased $8 million in 2006 from 2005 as a result of lower cash levels in 2006 than in 2005.
During 2006, the Company recorded dividend income from its investment in Kumho Tire Co., Inc. A dividend of approximately $0.57 per share was declared to shareholders of record on March 17, 2006. The Company owns the equivalent of 7,500,000 shares and recorded $4.3 million of dividend income.

During the fourth quarter of 2006, the Company completed its annual test for impairment and determined that impairment existed in the goodwill and in the indefinite-lived intangible assets of its North American Tire Operations segment. While the Company made good faith projections of future cash flow in 2005, it failed to meet those projections in 2006 due to industry conditions and other factors. The Company believes certain of these factors will continue to have an impact in 2007 and late in 2006, the Company implemented specific cost reduction initiatives to improve profitability. Following a review of the valuation of the segment’s identifiable assets, the Company wrote off the goodwill of the North American Tire Operations segment which totaled $48.2 million and also recorded an impairment charge of $3.4 million related to the indefinite-lived intangible assets of the segment.
Other – net increased $3 million in 2006 from 2005 primarily as a result of foreign currency gains being recorded in 2006 compared to losses in 2005.
For the twelve months ended December 31, 2006, the Company recorded an income tax benefit of $9.7 million on a loss before taxes from continuing operations of $95.6 million which includes minority interest of $3.7 million and the impairment of non-deductible goodwill. Since a valuation allowance was recorded in income tax expense for the net deferred tax asset position of the U. S. operations during the year, the remaining income tax benefit relates primarily to the utilization of certain tax attributes, the release of certain tax contingencies plus income tax expense from non- U. S. operations. Comparable amounts for 2005 were an income tax expense of $.7 million on a loss before taxes of $14.3 million.
A valuation allowance is required to be recorded pursuant to SFAS No. 109, “Accounting for Income Taxes,” when, based upon an assessment which is largely dependent upon objectively verifiable evidence including recent operating loss history, expected reversal of existing deferred tax liabilities and tax loss carry back capacity, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the United States, the Company has recorded significant deferred tax assets, the largest of which relate to tax attribute carryforwards, products liability, pension and other post retirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relate to accelerated depreciation. Based upon this assessment, the Company has recorded a $128.6 million valuation allowance for the portion of U.S. deferred tax assets exceeding deferred tax liabilities with $18.1 million being recorded as an expense in 2006. The pension liability and associated deferred tax asset adjustment recorded to equity in the fourth quarter as a result of adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” accounts for $72.5 million of the total valuation allowance. The Company intends to evaluate the realizability of deferred tax assets on a quarterly basis.
The effects of inflation in areas other than raw materials and natural gas did not have a material effect on the results of operations of the Company in 2006.
2005 versus 2004
Consolidated net sales increased by $74 million in 2005. The increase was primarily a result of improved net pricing and product mix. This increase was offset by lower unit volume and unfavorable foreign currency translation. Operating profit in 2005 was $37 million less than the operating profit reported in 2004. The favorable impacts of improved pricing and mix, lower products liability costs and reductions to cost of sales resulting from settlements with raw material suppliers for reimbursements of previously expensed costs were offset by increased raw material costs, lower sales volumes, increasing production complexity and the impact of the work stoppage at the Texarkana, Arkansas tire manufacturing facility.
The North American Tire Operations segment reached a contract agreement with members of United Steelworkers of America Local No. 7521 on April 10, 2005 following a work stoppage at its Texarkana, Arkansas facility which commenced on March 12, 2005. The facility employs approximately 1,700 production people and produces approximately 40,000 tires per day at capacity.
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
Selling, general and administrative expenses were $161 million (7.5 percent of net sales) in 2005 compared to $172 million (8.3 percent of net sales) in 2004. The decrease resulted primarily from lower advertising costs and fringe benefits associated with employee programs that provide for compensation based on the profitability of total Company financial results.
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
Effective April 1, 2003, the Company established a new excess liability insurance program as more fully described in the discussion of 2006 versus 2005 results. Products liability costs totaled $60.5 million and $52.3 million in 2004 and 2005, respectively. Recoveries of legal fees were $9.3 million and $12.7 million in 2004 and 2005, respectively.
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
Restructuring
During 2004, the North American Tire Operations segment initiated two restructuring plans. In the second quarter, the segment announced an initiative to consolidate its pre-cure retread operations in Asheboro, North Carolina, and recorded a charge of $1.7 million to write certain related equipment down to its scrap salvage value (the fair market value) and recorded $.1 million in equipment disposal costs. In the third quarter, a plan to cease production of radial medium truck tires by the end of 2005 at the Albany, Georgia tire facility was announced. These tires are being sourced from Asian manufacturers. No employees were affected by this initiative. The segment recorded an impairment charge of $7.3 million for equipment associated with radial medium truck tire production, writing it down to its fair market value, as determined by the Company’s expectations for proceeds upon its disposition.
During 2006, there were five restructuring initiatives announced and these are described below:
In May of 2006, the North American Tire Operations segment announced the planned closure of its manufacturing facility in Athens, Georgia with an estimated cost of between $10 million and $11 million. The Company approved the manufacturing plant closure because this plant’s production could be absorbed by other Company facilities. The facility was closed early in the third quarter. During 2006, restructuring costs of $11.1 million were recorded. The assets of the facility were written down to fair value resulting in a charge of $8.2 million. Severance costs totaling $1.5 million were recorded and payments totaling $1.1 million have been made resulting in an accrued severance balance at December 31, 2006 of $.4 million. Additional employee-related severance costs of $.1 million were recorded. Employee relocation costs of $.1 million have been incurred. Equipment relocation and closure costs of $1.2 million have been recorded to date. The assets of the facility, with a fair value of $4 million, are considered as “held for sale” and are included on the Other current assets line of the Company’s Consolidated Balance Sheets.
In September, the North American Tire Operations segment announced its plans to reconfigure its tire manufacturing facility in Texarkana, Arkansas so that its production levels can “flex” to meet tire demand. This reconfiguration is expected to result in a workforce reduction of approximately 350 people. This reduction is expected to be accomplished through attrition and layoffs. Certain equipment in the facility will be relocated to meet the flexible production requirements. The Company has targeted the end of the third quarter of 2007 as the completion date for this plant reconfiguration. The cost of this initiative is estimated to range from between $8 million and $11.5 million. This amount consists of equipment relocation and associated costs of between $5 million and $7 million and personnel related costs of between $3 million and $4.5 million. During 2006, equipment relocation costs of $.7 million have been recorded.
In November, the Company announced a restructuring of salaried support positions. The restructuring will be accomplished through reductions in part-time assistance, normal attrition and targeted severance actions. Approximately 80 people will be impacted by this initiative and the end of the first quarter of 2007 is the targeted completion date. To date, $.9 million of severance benefits have been accrued for persons or positions identified and payments totaling $.1 million have been made, resulting in an accrued severance balance at December 31, 2006 of $.8 million.
In December, the North American Tire Operations segment initiated a plan to reduce the number of stock-keeping units manufactured in its facilities and to take tire molds out of service. Approximately 600 molds have been identified under this plan. At December 31, 2006, 449 molds have been taken out of service and written off. The service lives of the molds still in production have been reduced to reflect the remaining useful production life. Both the mold write-off and the increased depreciation expense associated with the change in the estimate of useful life are being recorded as restructuring expense. Through December 31, 2006, $.3 million of molds have been written-off and $.1 million of additional depreciation associated with this initiative has been recorded. The end of the second quarter is the expected date when all of the molds will be taken out of service and the total cost of this plan is estimated to be $.5 million.
During 2006, the International Tire Operations segment recorded $1.5 million in restructuring costs associated with a management reorganization in Cooper Tire Europe. This initiative was undertaken to reduce the European cost base to compensate for raw material cost increases in an increasingly competitive European market. There were 50 employees impacted by this initiative and all severance payments were made during 2006.
Additional information related to these restructuring initiatives appears in the “Restructuring” note to the consolidated financial statements.

North American Tire Operations Segment

		Change		Change
(Dollar amounts in millions)	2004	%	2005	%	2006
Sales	$1,862.9	4.9%	$1,954.7	7.2%	$2,096.2

Operating profit	$64.0	-48.8%	$32.8	-112.2%	$(4.0)

Operating profit margin	3.4%	-1.7%	1.7%	-1.9%	-0.2%

Unit sales change		-3.7%		-0.5%
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
2006 versus 2005
Sales of the North American Tire Operations segment increased $142 million in 2006 from levels in 2005. The increase in sales was a result of improved net pricing and product mix ($171 million), offset by lower unit volume ($29 million). The segment’s increased unit sales in the sport utility vehicle tire replacement market and new product offerings of high performance tires contributed to the improved product mix. The segment experienced a decrease in unit sales in the economy, broadline and light truck tire lines. The segment recorded increases in the sales of its proprietary brand tires and in sales to the segment’s distributor customers. These increases were offset by decreased sales to its mass merchandiser customers.
In the United States, the segment’s unit sales of total light vehicle tires decreased 0.5% in 2006 from 2005. The decrease in tire unit sales was due, in part, to a weakening of the tire replacement market as total industry shipments of light vehicle replacement tires in 2006 decreased 5% from 2005 levels. The segment also experienced increased competition from Asian tire manufacturers. The segment experienced higher unit sales during the fourth quarter 2006 partially as a result of the work stoppage at a competitor of the segment.
The segment also experienced decreased volume in mixed rubber pounds sold in the retread and custom mixing markets 2006 compared to 2005. The decrease in mixed rubber pounds was due primarily to the elimination of rubber mixing for automotive products previously supplied to Cooper-Standard Automotive.
Segment operating profit in 2006 decreased $37 million from 2005. The impacts of improved net pricing and product mix ($146 million) were offset by higher raw material costs ($101 million), restructuring charges ($13 million), products liability costs ($11 million) and unabsorbed overhead expenses associated with the reduced production schedule in 2006 ($18 million). The segment also experienced lower unit volumes, higher advertising costs, higher shipping and outside storage costs, higher utility costs and increases in other costs. During 2006, the segment reduced production levels as part of a temporary shutdown of its four tire manufacturing facilities in the United States in order to control inventory levels resulting from the weak North American replacement tire market. 2006 also includes the cost to convert one of the segment’s manufacturing facilities to a seven-day operation. 2005 included the cost of the work stoppage at the Texarkana, Arkansas tire manufacturing facility and a reduction to cost of sales resulting from the settlement with a raw material supplier for reimbursement of previously expensed costs.
During 2006, the North American Tire Operations segment recorded restructuring charges of $13 million related to four separate initiatives. See the discussion of these initiatives under the Restructuring section above.
2005 versus 2004
Sales of the North American Tire Operations segment increased $92 million in 2005 from levels in 2004. The increase in sales was a result of improved net pricing and product mix ($178 million), offset by lower unit volume ($86 million). The segment’s increased unit sales in the light truck tire replacement market and new product offerings of high performance tires contributed to the improved product mix. The segment recorded decreases in the sales of its proprietary brand tires and in sales to the segment’s mass merchandiser customers. These decreases were partially offset by increased sales to its distributor customers.

In the United States, the segment’s unit sales of total light vehicle tires decreased 3.7% in 2005 from 2004. The decrease in tire unit sales was primarily due to broadline economy tire lines, offset partially by increased unit sales in the high performance and sport utility vehicle tire lines. The increase in light truck tire units was due, in part, to the continuing expansion of light truck products into the marketplace and was accomplished in spite of the work stoppage at the Texarkana, Arkansas tire manufacturing facility.
Segment operating profit in 2005 decreased $31 million from 2004. Operating margins in 2005 were 1.7 percentage points below 2004 levels. The impacts of higher raw material costs ($126 million), lower sales volumes, partially attributable with the work stoppage at the Texarkana, Arkansas tire manufacturing facility ($36 million), and increasing production complexity and higher manufacturing costs associated with the Texarkana facility work stoppage ($16 million) were partially offset by improvements in pricing and product mix ($103 million), lower products liability costs ($8 million) and reductions to cost of sales resulting from the settlements with raw material suppliers for reimbursements of previously expensed costs ($18 million). In 2005 approximately $12 million of corporate general and administrative expenses, which would have been allocated to the Company’s automotive operations in previous periods, were allocated to the North American Tire Operations segment.
Outlook
The segment is optimistic regarding its opportunities for 2007. The segment has developed new products in its premium touring and specialty light truck product offerings to satisfy current customer requirements. These new products are expected to improve the profitability of the segment by increasing sales and improving the mix of its products.
The segment has outsourced radial medium truck and certain passenger tire products to Asian manufacturers, making domestic production capacity available for the production of larger light truck tires and other higher-margin products. The segment expects to source over one million medium truck and economy passenger tires in 2007 through various manufacturing initiatives. These initiatives are important to the segment’s ability to profitably provide tire products to its customers in North America.
Raw material prices are proving very difficult to predict accurately as commodity markets remain volatile. Although the Company has seen some softening of the price of crude oil in the last quarter, it will take some time to filter into the raw material feedstock markets. The Company has also seen a downward trend in the natural rubber market since prices peaked in June 2006. Natural rubber prices have decreased 30 percent through late November, however, due to the lead times involved in the procurement and shipment of natural rubber, the Company will not see meaningful relief until early 2007. Natural rubber prices have rallied since November and the upward movement is gaining strength. While the Company believes raw material, energy and transportation costs will remain near current levels throughout 2007, these levels are substantially higher than those experienced during the first six months of 2006. The Company expects the pace of the increases to slow down and eventually stabilize or slightly decrease.
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
The Transportation Recall Enhancement Accountability and Documentation Act (“TREAD Act”) became law on November 1, 2000 and directly impacts the tire industry. The TREAD Act and any rules promulgated under the TREAD Act are applicable to all tire manufacturers and importers of tires who sell tires in the United States, regardless of where such tires are manufactured. Pursuant to the statute, the National Highway Transportation Safety Administration (“NHTSA”), the federal agency that oversees certain aspects of the tire industry, has proposed rules relating to test standards, tire labeling, tire pressure monitoring, early warning reporting, tire recalls and record retention. Rules for certain of these issues have been finalized; however, petitions for reconsideration of certain of the finalized rules have been filed with NHTSA by the RMA on behalf of its member tire manufacturers and the outcome of those petitions cannot be predicted with any certainty. The segment incurred approximately $1.7 million of costs during 2006 to comply with changes mandated by the technical design rules of the TREAD Act and anticipates incurring approximately $0.8 million in 2007 to comply with the rules phasing in during the period.
The segment believes its operating profit levels will improve beyond the first quarter of 2007 not only due to higher sales, but also due to the favorable impact of improved product mix, the implementation of cost reduction programs, the leveling of raw material costs, the reduction of manufacturing complexity and the conversion of its manufacturing facility in Texarkana, Arkansas to a flexible production schedule. Targeted growth plans for specific proprietary brand and key private brand customers, growth in high performance product lines, the introduction of a new premium touring tire and increasing demand for sport utility vehicle and light truck tire lines are expected to yield higher margins and contribute favorably to the segment’s operating profit.

International Tire Operations Segment

		Change		Change
(Dollar amounts in millions)	2004	%	2005	%	2006
Sales	$308.4	-1.0%	$305.3	122.8%	$680.1

Operating profit	$21.4	-103.3%	$(0.7)	n/m	$9.4

Operating profit margin	6.9%	-7.1%	-0.2%	1.6%	1.4%

Unit sales change		-0.5%		113.0%
Overview
The International Tire Operations segment manufactures and markets passenger car, light truck and motorcycle tires for the replacement market, as well as racing tires and tire retread materials, in Europe and the United Kingdom. With the Company’s ownership interest in Cooper-Chengshan, the International Tire Operations segment now manufactures and markets passenger car and light truck radial tires as well as radial and bias medium truck tires in the Asian market. The segment has completed construction of a plant in the Peoples Republic of China in a separate joint venture arrangement.
2006 versus 2005
Sales of the International Tire Operations segment increased $375 million in 2006 from the sales levels in 2005. The acquisition of Cooper-Chengshan contributed $365 million of sales in 2006. Foreign currency changes had a favorable impact on sales of approximately $2 million. The impact of the acquisition of Cooper-Chengshan and improved net pricing and product mix ($11 million) were partially offset by lower unit volumes in Europe ($3 million).
Operating profit for the segment in 2006 was approximately $10 million higher than in 2005. The impacts of the acquisition of Cooper-Chengshan and improved net pricing and product mix ($21 million) were partially offset by higher raw material costs ($10 million), higher expenses related to the startup of the segment’s Asian operations ($7 million), restructuring costs ($2 million) and increases in utility and other plant costs ($2 million). During 2006, the International Tire Operations segment recorded approximately $2 million in restructuring costs related to a management reorganization in Cooper Tire Europe and the restructuring of salaried personnel. See the discussion of these initiatives under the Restructuring section above.
2005 versus 2004
Sales of the International Tire Operations segment decreased $3 million in 2005 from the sales levels in 2004. The segment’s unit sales decreased .5 percent in 2005 from levels in 2004. The foreign currency impact of a strengthened United States dollar in relation to the British pound decreased sales in this segment approximately $1 million. The decrease in sales resulted from lower sales volumes ($13 million), partially offset by improved pricing and customer/product mix, including new product offerings in the performance line of tires ($11 million).
Operating profit for the segment in 2005 was approximately $22 million lower than in 2004 as the contributions of improved pricing and customer/product mix ($3 million) were offset by lower sales volumes, higher raw material costs ($6 million), expenses related to the startup of the segment’s Asian operations ($5 million) and increases in utility and other plant costs.
Outlook
In Europe, the focus is on growing the Cooper and Avon brands in profitable channels using performance and niche products. The strategically placed subsidiaries should continue to increase sales volume. Opportunities are ongoing for motorsport and motorcycle business worldwide. The manufacturing facility in Melksham, England will concentrate on high performance, racing and motorcycle products and additional opportunities for outsourced products from low cost suppliers will be explored to round out the product mix to supply customer needs.
In Asia, the segment’s strategy calls for alignment with strategic partners it believes will provide access to local markets and position the segment to take advantage of the significant growth anticipated in the region.

Effective February 4, 2006, the Company acquired a 51 percent ownership position in Cooper Chengshan (Shandong) Passenger Tire Co. Ltd. and Cooper Chengshan (Shandong) Tire Company, Ltd. The agreement includes a 25 percent position in the steel cord factory which is located adjacent to the tire manufacturing facility in Rongchen City, Shandong, China. The two companies together were known as Shandong Chengshan Tire Company, Ltd. (“Chengshan”) of Shandong, China. The companies manufacture passenger car and light truck radial tires as well as radial and bias commercial tires primarily under the brand names of Chengshan and Austone.
The International Tire Operations segment has a joint venture with Kenda Rubber Industrial Co., Ltd. of Taiwan (“Kenda”) which has constructed a tire manufacturing facility in the Peoples Republic of China. Initial production from this facility began in the first quarter of 2007. All tires produced at the facility during the first five years will be exported to markets outside of China. The segment also has a manufacturing supply agreement with Kenda to provide opening-price point passenger tires from China for distribution in the European and North American markets.
The segment has formed these agreements in Asia which it believes will be sufficient to provide an adequate competitive position, immediate market recognition in China and a platform on which to build as the Asian market develops.
Discontinued Operations
On December 23, 2004, the Company sold its automotive business, Cooper-Standard Automotive. In September 2004, the North American Tire Operations segment announced its intent to cease its inner tube business. These operations are considered to be discontinued operations as defined under Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and require specific accounting and reporting which differs from the approach used to report the Company’s results in prior years. It also requires restatement of comparable prior periods to conform to the required presentation.
Automotive Operations

(Dollar amounts in millions)	2004
Sales	$1,852.0

Operating profit	$137.8

Operating profit margin	7.4%

Vehicle build (millions)
North America	15.7
Europe	20.1

Sales to U.S.-based OEMs	78%
Overview
The Company’s former automotive operations produced body sealing systems, active and passive vibration control systems and fluid handling systems, primarily for the global automotive original equipment manufacturing and replacement markets. The sale of these operations generated proceeds of approximately $1.2 billion and a gain of $112 million. The sale provided the Company significant opportunities to focus exclusively on its global tire business where it believes more value can be generated over the longer term.
Inner Tube Business
In September 2004 the Company announced its intent to cease its inner tube business. The Company recorded restructuring charges of $5.1 million related to this decision, which included an impairment charge of $2.9 million to write the inner tube assets down to their fair market value, severance costs of $1.1 million, employee benefit costs of $.8 million and other costs of $.3 million.
Sales for the Company’s inner tube business for 2004 were $17 million. The operating loss in 2004 was $5.8 million, including the restructuring costs described above.

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
During the first quarter of 2005, the Company recorded the final settlement on purchase price adjustments reached with the buyer of Cooper-Standard during April, resulting in additional sales proceeds of $5.5 million and total proceeds of $1.227 billion. Other minor adjustments were recorded in subsequent quarters as additional information became known.
For 2005, the Company recorded a net additional gain of $5.5 million plus a tax benefit of $.2 million resulting primarily from deductible compensation expenses and other costs associated with the sale. There was no tax liability on the additional gain due to a non-tax-benefited capital loss in the United States resulting from book and tax bases differences and a statutory exemption from tax on the capital gain in the United Kingdom. These amounts are included in “Income (loss) from discontinued operations, net of income taxes,” on the Company’s consolidated statements of operations.
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
Outlook for the Company
The Company believes improving operating efficiencies, cost reduction projects and production realignment will enable it to improve profitability in 2007. The Company has specific projects focused on profitability improvement. It intends to reduce inventory by $100 million from the June 30, 2006 levels by the end of 2007. It is committed to identify, approve and implement $170 million in profit improvements through more contemporary product management, mix improvement, better pricing, a change in our manufacturing strategy and a multitude of cost reduction initiatives.
Modest growth in performance, sport utility vehicle and light truck tires will also contribute to margin improvement. After a year of extraordinary soft market demand, the industry is expected to return to more normal levels of growth in 2007. In addition, price increases implemented in 2006 will help the Company offset the continuing high costs of raw materials.
However, the Company continues to be cautious in its expectations of future profitability because of the unknown factors which impact this industry: consumer confidence, gasoline prices which relate to miles driven, raw material cost volatility, intense competition and currency fluctuations.
Significant sales growth is anticipated in 2007 due to a full year of Cooper-Chengshan operations, new customer agreements and a favorable industry growth forecast. Product mix will continue to grow richer as new, premium products continue to be introduced. The Company is aggressively managing its exposure to products liability litigation.
Raw material prices are proving very difficult to predict accurately as commodity markets remain volatile. Although the Company has seen some softening of the price of crude oil in the last quarter, it will take some time to filter into the raw material feedstock markets. The Company has also seen a downward trend in the natural rubber market since prices peaked in June 2006. Natural rubber prices have decreased 30 percent through November, however, due to the lead times involved in the procurement and shipment of natural rubber, the Company will not see meaningful relief until early 2007. Natural rubber prices have rallied since November and the upward movement is gaining strength. While the Company believes raw material, energy and transportation costs will remain near current levels throughout 2007, these levels are substantially higher than those experienced during the first six months of 2006. The Company expects the pace of the increases to slow down and eventually stabilize or slightly decrease.

Liquidity and Capital Resources
Generation and uses of cash - Net cash provided by the operating activities of continuing operations was $115.5 million in 2006, $44.2 million more than the $71.3 million provided in 2005. Net income after adjustments for non-cash items increased $15.7 million to $99.8 million in 2006. Changes in operating assets and liabilities generated $15.7 million in 2006 compared to $12.8 million used in 2005. The inclusion of the Cooper-Chengshan operations has contributed to the increases in accounts receivable, inventories and accounts payable. Inventory levels in the North American Tire Operations segment at December 31, 2006 were below prior year levels.
Net cash used in investing activities during 2006 reflects the Company’s acquisition of its ownership position in Cooper-Chengshan for $43.0 million, net of cash acquired, and capital expenditures of $187.7 million, an increase of $15.5 million from 2005. This increase is primarily due to investments in the Company’s joint venture with Kenda to build a tire plant in China. The Company’s capital expenditure commitments at December 31, 2006 are $24.6 million and are included in the “Unconditional purchase” line of the Contractual Obligations table which appears later in this section. These commitments will be satisfied with existing cash and cash flows from operations in early 2007.
During 2006, Cooper-Chengshan issued $15.3 million of long-term debt to its minority interest shareholder and $48.6 million in short-term debt to financial institutions. The Company’s Cooper-Kenda joint venture issued $10.2 million of long-term debt to a Chinese financial institution and received $18.4 million from its joint venture partner for construction of the tire manufacturing facility in China.
Dividends paid on the Company’s common shares in 2006 were $25.8 million, compared to $26.6 million in 2005. The Company has maintained a quarterly dividend of 10.5 cents per share for the three years ending December 31, 2006.
Available credit facilities – On June 30, 2004, the Company restated and amended its revolving credit facility with a consortium of ten banks (“the Agreement”). The Agreement contains two primary covenants. An interest coverage ratio (consolidated earnings before interest, taxes, depreciation and amortization divided by consolidated net interest expense) is required to be maintained at a minimum of 3.0 times by the Company. A ratio of consolidated net indebtedness to consolidated capitalization below 55 percent is also required. Consolidated net indebtedness is indebtedness measured in accordance with generally accepted accounting principles in the United States reduced by cash and eligible short term investments in excess of $30 million. At December 31, 2006, the Company was in compliance with the financial covenants contained it its credit agreements. At that date, the ratio of consolidated net indebtedness to consolidated capitalization was 41.2 percent and the interest coverage was 3.9 times. The Company anticipates that it will remain in compliance with these covenants in 2007 based upon its business forecast for the year.
The Agreement, as amended, provides up to $175 million in credit facilities until August 31, 2008.
On August 30, 2006, the Company established an accounts receivable securitization facility of up to $175 million. Pursuant to the terms of the facility, the Company sells certain of its domestic trade receivables on a continuous basis to its wholly-owned, bankruptcy-remote subsidiary, Cooper Receivables LLC (“CRLLC”). In turn, CRLLC may sell from time-to-time an undivided ownership interest in the purchased trade receivables, without recourse, to a PNC Bank administered, asset-backed commercial paper conduit. The facility expires in August 2009. No ownership interests in the purchased trade receivables have been sold to the bank conduit through December 31, 2006.
Under the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, the ownership interest in the trade receivables sold to the bank conduit will be recorded as legal transfers without recourse, with those accounts receivable removed from the consolidated balance sheet. The Company has agreed to service any sold trade receivables for the financial institution at market rates; accordingly, no servicing asset or liability will be recognized.
The Company established a $1.2 billion universal shelf registration in 1999 in connection with an acquisition. Fixed rate debt of $800 million was issued pursuant to the shelf registration in December 1999 to fund the acquisition. The remaining $400 million available under the shelf registration continues to be available at December 31, 2006. Securities that may be issued under this shelf registration include debt securities, preferred stock, fractional interests in preferred stock represented by depositary shares, common stock and warrants to purchase debt securities, common stock or preferred stock.
Available cash and contractual commitments - At December 31, 2006, the Company had cash and cash equivalents totaling $222 million. The Company’s additional borrowing capacity through use of its credit agreement with its bank group and other bank lines at December 31, 2006 was $346.9 million.
As part of the amounts payable to the non-controlling owner of Cooper-Chengshan, the Company has remaining obligations of $17.9 million due upon the signing of the share pledge agreement providing collateral against unknown liabilities or upon the resolution of post-closing adjustments, if any, for which the period extends to July 2007.

The Company anticipates that cash flows from operations in 2007 will be positive and, together with available cash and credit facilities, will be more than adequate to fund its projected capital expenditures, including its portion of expenditures in partially-owned subsidiaries and dividend goals. There are no significant long-term debt obligations due until 2009.
In connection with the Cooper-Chengshan acquisition, beginning January 1, 2009 and continuing through December 31, 2011, the minority interest partner has the right to sell, and, if exercised, the Company has the obligation to purchase, the remaining 49 percent minority interest share at a minimum price of $62.7 million. This put option is not included in the table below.
The Company’s cash requirements relating to contractual obligations at December 31, 2006 are summarized in the following table:

(Dollar amounts in thousands)	Payment Due by Period
		Less than			After
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$508,133	$—	$217,675	$—	$290,458
Capital lease obligations	5,080	—	—	—	5,080
Interest on long-term debt and capital lease obligations	412,550	39,415	77,403	46,257	249,475
Operating leases	67,399	15,739	22,732	18,162	10,766
Notes payable	112,803	112,803	—	—	—
Unconditional purchase (a)	71,617	71,617	—	—	—
Postretirement benefits other than pensions (b)	275,128	16,549	34,190	36,194	188,195
Other long-term liabilities (b) (c)	296,344	2,014	42,668	33,753	217,909

Total contractual cash obligations	$1,749,054	$258,137	$394,668	$134,366	$961,883

(a)	Noncancelable purchase order commitments for capital expenditures and raw materials, principally natural rubber, made in the ordinary course of business.

(b)	Based on long-term amounts recorded under U.S. generally accepted accounting principles.

(c)	Pension liability, products liability, nonqualified benefit plans, warranty reserve and other non-current liabilities.
Credit agency ratings – Standard & Poor’s has rated the Company’s long-term corporate credit, senior unsecured debt and senior unsecured shelf registration at B+. Moody’s Investors Service has assigned a B2 rating to the Company’s long-term debt. The Company believes it will continue to have access to the credit markets, although at higher borrowing costs than in the past.
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
The Company accrues costs for products liability at the time a loss is probable and the amount of loss can be estimated. The Company believes the probability of loss can be established and the amount of loss can be estimated only after certain minimum information is available, including verification that Company-produced products were involved in the incident giving rise to the claim, the condition of the product purported to be involved in the claim, the nature of the incident giving rise to the claim and the extent of the purported injury or damages. In cases where such information is known, each products liability claim is evaluated based on its specific facts and circumstances. A judgment is then made, taking into account the views of counsel and other relevant factors, to determine the requirement for establishment or revision of an accrual for any potential liability. The liability often cannot be determined with precision until the claim is resolved. Pursuant to applicable accounting rules, the Company accrues the minimum liability for each known claim when the estimated outcome is a range of possible loss and no one amount within that range is more likely than another. No specific accrual is made for individual unasserted claims or for asserted claims where the minimum information needed to evaluate the probability of a liability is not yet known. However, an accrual for such claims based, in part, on management’s expectations for future litigation activity is maintained. Because of the speculative nature of litigation in the United States, the Company does not believe a meaningful aggregate range of potential loss for asserted and unasserted claims can be determined. The total cost of resolution of such claims, or increase in reserves resulting from greater knowledge of specific facts and circumstances related to such claims, could have a greater impact on the consolidated results of operations and financial position of the Company in future periods and, in some periods, could be material.
The Company’s exposure for each claim occurring prior to April 1, 2003 is limited by the coverage provided by its excess liability insurance program. The program for that period includes a relatively low per claim retention and a policy year aggregate retention limit on claims arising from occurrences which took place during a particular policy year. Effective April 1, 2003, the Company established a new excess liability insurance program. The new program covers the Company’s products liability claims occurring on or after April 1, 2003 and is occurrence-based insurance coverage which includes an increased per claim retention limit, increased policy limits and the establishment of a captive insurance company. Premium costs for insurance coverage in excess of the self-insured amounts for the April 1, 2004 to March 31, 2005 policy year were $10,419 higher than under the program in place prior to April 1, 2003, the per claim retention limit increased $13,250 and the aggregate retention limit was eliminated, while excess liability coverage increased by $35,000. The Company continued the program effective April 1, 2005 with an increase in the per claim retention limit of $10,000 and a premium cost reduction of $5,320. The total per claim retention limit for claims occurring in this policy year is $25,000.
The products liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company offset by recoveries of legal fees. Legal costs are expensed as incurred and products liability insurance premiums are amortized over coverage periods. The Company is entitled to reimbursement, under certain insurance contracts in place for periods ending prior to April 1, 2003, of legal fees expensed in prior periods based on events occurring in those periods. The Company records the reimbursements under such policies in the period the conditions for reimbursement are met.
Products liability costs totaled $60,476, $52,323 and $63,649 in 2004, 2005 and 2006, respectively, and include recoveries of legal fees of $9,349, $12,700 and $9,434 in 2004, 2005 and 2006, respectively. Policies applicable to claims occurring on April 1, 2003, and thereafter, do not provide for recovery of legal fees.
Income Taxes – The Company is required to make certain estimates and judgments to determine income tax expense for financial statement purposes. These estimates and judgments are made in the calculation of tax credits, tax benefits and deductions (such as the U.S. tax incentive for export sales) and in the calculation of certain tax assets and liabilities which arise from differences in the timing of the recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to tax provisions in subsequent periods.
The Company must assess the likelihood that it will be able to recover its deferred tax assets. If recovery is not likely, the provision for income tax expense must be increased by recording a valuation allowance against the deferred tax assets that are deemed to be not recoverable. The Company has recorded a full valuation allowance against its net U.S. deferred tax asset position at December 31, 2006 as it cannot assure the utilization of these assets before they expire. In the event there is a change in circumstances in the future which would affect the utilization of these deferred tax assets, the tax provision in that accounting period would be reduced by the amount of the assets then deemed to be realizable.
In addition, the calculation of the Company’s tax liabilities involves a degree of uncertainty in the application of complex tax regulations. The Company recognizes liabilities for anticipated tax audit issues in the U. S. and other jurisdictions based on its estimates of whether, and the extent to which, additional tax payments are more likely than not. If, and at the time, the Company determines payment of such amounts are less likely than not, the liability will be reversed and a tax benefit recognized to reduce the provision for income taxes. The Company will record an increase to its provision for income tax expense in the period it determines it is more likely than not that recorded liabilities are less than the ultimate tax assessment.
Impairment of long-lived assets – The Company’s long-lived assets include property, plant and equipment, goodwill and other intangible assets. If an indicator of impairment exists for certain groups of property, plant and equipment or definite-lived intangible assets, the Company will compare the forecasted undiscounted cash flows attributable to the assets to their carrying values. If the carrying values exceed the undiscounted cash flows, the Company then determines the fair values of the assets. If the carrying values exceed the fair values of the assets, then an impairment charge is recognized for the difference. During 2006, the Company recorded impairment charges related to two restructuring initiatives in the North American Tire segment. The segment closed its manufacturing facility in Athens, Georgia and recorded $8.2 million to write assets down to fair value. The segment also recorded $.4 million associated with the write-off of tire molds which were taken out of production in conjunction with the initiative to reduce the number of stock keeping units manufactured in its facilities.
During 2005, impairments of $.9 million were recorded related to molds used in the North American Tire Operations segment. During 2004, impairments of $7.5 million were recorded as part of the Company’s restructuring expenses related to the decision to cease radial medium truck tire production.
During 2006, the Company recorded goodwill of $23.7 million and intangible assets of $14.1 million associated with the Chengshan acquisition. The Company assesses the potential impairment of its goodwill and other indefinite-lived assets at least annually or when events or circumstances indicate impairment may have occurred. The carrying value of these assets is compared to their fair value. If the carrying values exceed the fair values, then a hypothetical purchase price allocation is computed and the impairment charge, if any, is then recorded.
As discussed in the footnotes to the financial statements, Note 6 – Goodwill and Intangible Assets, the Company assessed the goodwill and the indefinite-lived intangible asset in the North American Tire Operations segment at December 1, 2006 and determined that impairment existed. Following a review of the valuation of the segment’s identifiable assets, the Company wrote off the goodwill of the segment. The Company reduced the value of the indefinite-lived intangible at December 31, 2006 to the value indicated by the annual review.
The Company cannot predict the occurrence of future impairment-triggering events. Such events may include, but are not limited to, significant industry or economic trends and strategic decisions made in response to changes in the economic and competitive conditions impacting the Company’s businesses.
Pension and postretirement benefits – The Company has recorded significant pension liabilities in the United States and the United Kingdom and other postretirement benefit liabilities in the United States that are developed from actuarial valuations. The determination of the Company’s pension liabilities requires key assumptions regarding discount rates used to determine the present value of future benefits payments, expected returns on plan assets and the rates of future compensation increases. The discount rate is also significant to the development of other postretirement benefit liabilities. The Company determines these assumptions in consultation with its actuaries.
The discount rate reflects the rate used to estimate the value of the Company’s pension and other postretirement liabilities for which they could be settled at the end of the year. When determining the discount rate, the Company considers the most recent available interest rates on Moody’s Aa Corporate bonds, with maturities of at least twenty years, late in the fourth quarter and then factors into the rate its expectations for change by year-end. The Company discounted the expected pension disbursements over the next fifty years using a yield curve based on market data as of December 31, 2006, which validated the present value determined using the single benchmark rate for all years. Based upon this analysis, the Company did not change the discount rate used to measure its United States pension and postretirement benefit liabilities from 5.75 percent. A similar analysis was completed in the United Kingdom and the Company reduced the discount rate used to measure its United Kingdom pension liabilities to 5.3 percent at December 31, 2006 from 5.5 percent at December 31, 2005. The effect of this reduction in the discount rate assumption was to increase the projected benefit obligation at December 31, 2006 by $3.6 million which will also result in an increase of less than $.1 million in pension expense during 2007.
The rate of future compensation increases is used to determine the future benefits to be paid for salaried and non-bargained employees, because the amount of a participant’s pension is partially attributable to the compensation earned during his or her career. The rate reflects the Company’s expectations over time for salary and wage inflation and the impacts of promotions and incentive compensation, which is based on profitability. The Company used 3.25 percent for the estimated future compensation increases in measuring its United States pension liabilities at December 31, 2006 and December 31, 2005. In the United Kingdom, the Company used 3.67 percent for the estimated future compensation increase at December 31, 2006 compared to a rate of 4.0 percent at December 31, 2005. The reduction is result of a pay reduction for process workers.
The assumed long-term rate of return on pension plan assets is applied to the market value of plan assets to derive a reduction to pension expense that approximates the expected average rate of asset investment return over ten or more years. A decrease in the expected long-term rate of return will increase pension expense, whereas an increase in the expected long-term rate will reduce pension expense. Decreases in the level of actual plan assets will serve to increase the amount of pension expense, whereas increases in the level of actual plan assets will serve to decrease the amount of pension expense. Any shortfall in the actual return on plan assets from the expected return will increase pension expense in future years due to the amortization of the shortfall, whereas any excess in the actual return on plan assets from the expected return will reduce pension expense in future periods due to the amortization of the excess.

The Company’s investment policy for United States plans’ assets is to maintain an allocation of 70 percent in equity securities and 30 percent in debt securities. The Company’s investment policy for United Kingdom plan assets is to maintain an allocation of 65 percent in equity securities and 35 percent in fixed income securities. Equity security investments are structured to achieve an equal balance between growth and value stocks. The Company determines the annual rate of return on pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio. This computed rate of return is reviewed by the Company’s investment advisors and actuaries. Industry comparables and other outside guidance is also considered in the annual selection of the expected rates of return on pension assets.
The actual return on United States pension plans’ assets approximated 11.2 percent in 2006 and 8.0 percent in 2005. The higher actual return on plan assets reflects higher equity returns than in the prior year. The actual return on United Kingdom pension plan assets approximated 9.8 percent in 2006 and 19.4 percent in 2005. The lower returns in 2006 were mainly the result of lower returns on United Kingdom and overseas equities. Using recent and projected market and economic conditions, the Company maintained its estimate for the expected long-term return on its United States plan assets at nine percent, the same assumption used to derive 2005 and 2006 expense. The expected long-term return on United Kingdom plan assets used to derive the 2006 pension expense was 7.5 percent, compared to a rate of 8.75 percent used to derive the 2005 pension expense. The lower rate is the result of a reduction in real bond yields in 2005 which led to an expectation of lower investment returns in 2006, in addition to a .5 percent reduction in the underlying assumed level of inflation.
The Company has accumulated net deferred losses resulting from the shortfalls and excesses in actual returns on pension plan assets from expected returns and, in the measurement of pensions liabilities, decreases and increases in the discount rate and the rate of future compensation increases and differences between actuarial assumptions and actual experience totaling $300 million at December 31, 2006. These amounts are being amortized in accordance with the corridor amortization requirements of SFAS No. 87, “Employers’ Accounting for Pensions,” over periods ranging from ten years to 15 years. Amortization of these net deferred losses was $15 million in 2006 and $13 million in 2005.
The Company adopted SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions (SFAS No. 106),” in 1992 and, to mitigate the impact of medical cost inflation on the Company’s retiree medical obligation, instituted per participant, or per household, caps on the amounts of retiree medical benefits it will provide to future retirees. The caps do not apply to individuals who retired prior to certain specified dates. Costs in excess of these caps will be paid by plan participants. The Company implemented increased cost sharing in 2004 in the retiree medical coverage provided to certain eligible current and future retirees. Since then cost sharing has expanded such that nearly all covered retirees pay a charge to be enrolled. The medical care cost trend rate has a significant impact on the liabilities recorded by the Company. A one percent increase in the assumed health care cost trend rate would increase retiree medical obligations by $3.6 million and increase retiree medical benefits expense by $.3 million.
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted in December 2003. The Act introduced a prescription drug benefit under Medicare Part D as well as an option for a federal subsidy to sponsors of retiree health plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003.” This FSP provided accounting and disclosure guidance for employers who sponsor postretirement health care plans that provide drug benefits. Regulations regarding implementation of provisions relevant to the Company’s accounting are complex and contain acknowledged open issues. The Act reduced the Company’s net periodic postretirement benefit cost by $2.2 million in 2004 including service cost, interest cost and amortization of the actuarial gain. The total impact on the Company’s actuarial liability in 2004, under all U. S. plans, was a reduction of $15.3 million being accounted for as an actuarial gain to be amortized. Cumulative gains and losses are amortized as a portion of the Company’s periodic expense over a period of fifteen years. At December 31, 2006, this actuarial gain has been reduced to $5.8 million as a result of amortization, the Company’s revised expectations of the subsidy to be received and the impact of the Act on the health care benefits being provided to its participants. The Company applied to receive the federal drug subsidy in 2006 and received $.4 million relating to the first three quarters of the year. The Company intends to continue to analyze the options available with respect to the relationship of the Company health care benefits with all parts of Medicare to attain the most cost effective coordination.
On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. This statement required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of its pension and other postretirement benefit (OPEB) plans in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to cumulative other comprehensive loss (a component of stockholders’ equity), net of tax. The adjustment to cumulative other comprehensive loss at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs, all of which were previously netted against the plans’ funded status in the Company’s consolidated balance sheets pursuant to the provisions of SFAS No. 87, “Employers’ Accounting for Pensions (SFAS No. 87)” and SFAS No. 106. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit costs in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as components of net periodic benefit cost on the same basis as the amount recognized in cumulative other comprehensive loss at adoption of SFAS No. 158.

The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of operations for the year ended December 31, 2006, or for any prior periods presented, and it will not effect the Company’s operating results in future periods. Had the Company not been required to adopt SFAS No. 158 at December 31, 2006, it would have recognized an additional minimum liability pursuant to the provisions of SFAS No 87.
Off-Balance Sheet Arrangements
Certain operating leases related to property and equipment used in the operations of Cooper-Standard Automotive were guaranteed by the Company. These guarantees require the Company, in the event Cooper-Standard fails to honor its commitments, to satisfy the terms of the lease agreements. As part of the sale of the automotive operations, the Company is seeking releases of those guarantees but to date has been unable to secure releases from certain lessors. The most significant of those leases is for a U. S. manufacturing facility with a remaining term of 10 years and total remaining payments of approximately $11.5 million. Other leases cover two facilities in the United Kingdom and manufacturing equipment. These leases have remaining terms of from nine months to seven years and remaining payments of approximately $5.0 million. The Company does not believe it is presently probable that it will be called upon to make these payments. Accordingly, no accrual for these guarantees has been recorded. If information becomes known to the Company at a later date which indicates its performance under these guarantees is probable, accruals for the obligations will be required.
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
A ten percent decrease in interest rates would have adversely affected the fair value of the Company’s fixed-rate, long-term debt by approximately $25.1 million at December 31, 2006 and approximately $27.1 million at December 31, 2005. A ten percent increase in the interest rates for the Company’s floating rate long-term debt obligations would not have been material to the Company’s results of operations and cash flows.
To manage the volatility of currency exchange exposures related to future sales and purchases, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. For the residual portion, the Company enters into forward exchange contracts and purchases options with maturities of less than 12 months pursuant to the Company’s policies and hedging practices. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value of cash flows of the underlying exposures being hedged. The Company’s unprotected exposures to earnings and cash flow fluctuations due to changes in foreign currency exchange rates were not significant at December 31, 2006 and 2005.
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31
(Dollar amounts in thousands except per share amounts)

	2004		2005	2006
Net sales	$2,081,609		$2,155,185	$2,676,242
Cost of products sold	1,848,616		1,967,835	2,478,679

Gross profit	232,993		187,350	197,563

Selling, general and administrative	171,689		161,192	192,737
Adjustments to class action warranty	(11,273)		(277)	—
Restructuring	9,353		—	14,575

Operating profit	63,224		26,435	(9,749)

Interest expense	27,569		54,511	47,166
Debt extinguishment costs	—		4,228	(77)
Interest income	(2,068)		(18,541)	(10,067)
Dividend from unconsolidated subsidiary	—		—	(4,286)
Impairment of goodwill and indefinite-lived intangible asset	—		—	51,546
Other — net	2,717		588	(2,077)

Income/(loss) from continuing operations before income taxes	35,006		(14,351)	(91,954)

Provision (benefit) for income taxes	7,560		704	(9,727)

Income/(loss) from continuing operations before minority interests	27,446		(15,055)	(82,227)

Minority interests	—		22	(3,663)

Income/(loss) from continuing operations	27,446		(15,033)	(85,890)

Income from discontinued operations, net of income taxes	61,478		—	7,379

Gain on sale of discontinued operations including income tax benefit	112,448		5,677	—

Net income/(loss)	$201,372		$(9,356)	$(78,511)

Basic earnings (loss) per share:
Income/(loss) from continuing operations	$0.37		$(0.24)	$(1.40)
Income from discontinued operations	0.83		—	0.12
Gain on sale of discontinued operations	1.52		0.09	—

Net income/(loss)	$2.71	*	$(0.15)	$(1.28)

Diluted earnings (loss) per share:
Income/(loss) from continuing operations	$0.37		$(0.24)	$(1.40)
Income from discontinued operations	0.82		—	0.12
Gain on sale of discontinued operations	1.50		0.09	—

Net income/(loss)	$2.68	*	$(0.15)	$(1.28)

*	Amounts do not add due to rounding
See Notes to Consolidated Financial Statements, pages 38 to 67.

CONSOLIDATED BALANCE SHEETS
December 31
(Dollar amounts in thousands, except par value amounts)

	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$280,712	$221,655
Accounts receivable, less allowances of $5,765 in 2005 and $8,880 in 2006	338,793	414,096
Inventories at lower of cost or market:
Finished goods	221,968	240,100
Work in process	21,820	28,458
Raw materials and supplies	62,258	83,129

	306,046	351,687
Other current assets	20,120	21,686
Deferred income taxes	23,130	—

Total current assets	968,801	1,009,124
Property, plant and equipment:
Land and land improvements	39,152	41,553
Buildings	266,364	298,706
Machinery and equipment	1,396,248	1,636,091
Molds, cores and rings	225,555	268,158

	1,927,319	2,244,508
Less accumulated depreciation and amortization	1,141,094	1,252,692

Net property, plant and equipment	786,225	991,816
Goodwill	48,172	24,439
Intangibles, net of accumulated amortization of $18,028 in 2005 and $22,446 in 2006	31,108	37,399
Restricted cash	12,382	7,550
Other assets	305,498	164,951

	$2,152,186	$2,235,279

See Notes to Consolidated Financial Statements, pages 38 to 67.

December 31

	2005	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$79	$112,803
Payable to non-controlling owner of subsidiary	—	51,527
Accounts payable	157,785	238,181
Accrued liabilities	99,659	117,005
Income taxes	15,390	4,698
Liabilities related to the sale of automotive operations	4,684	3,038

Total current liabilities	277,597	527,252

Long-term debt	491,618	513,213
Postretirement benefits other than pensions	181,997	258,579
Other long-term liabilities	220,896	217,743
Long-term liabilities related to the sale of automotive operations	14,407	8,913
Deferred income taxes	21,941	—
Minority interests in consolidated subsidiaries	4,954	69,688
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 86,322,514 shares issued in 2005 and in 2006	86,323	86,323
Capital in excess of par value	37,667	38,144
Retained earnings	1,361,269	1,256,971
Cumulative other comprehensive loss	(86,323)	(282,552)

	1,398,936	1,098,886
Less: common shares in treasury at cost (25,001,503 in 2005 and 24,943,265 in 2006)	(460,160)	(458,995)

Total stockholders’ equity	938,776	639,891

	$2,152,186	$2,235,279

See Notes to Consolidated Financial Statements, pages 38 to 67.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands except per share amounts)

				Cumulative
	Common	Capital In		Other	Common
	Stock	Excess of	Retained	Comprehensive	Shares in
	$1 Par Value	Par Value	Earnings	Income (Loss)	Treasury	Total
Balance at January 1, 2004	$85,268	$24,813	$1,226,999	$(109,679)	$(197,012)	$1,030,389

Net income			201,372			201,372
Other comprehensive income:
Minimum pension liability adjustment, net of $16,641 tax effect				24,798		24,798
Currency translation adjustment				23,200		23,200
Change in the fair value of derivatives and unrealized gain on marketable securities, net of $894 tax effect				1,454		1,454
Sale of Automotive				(13,858)		(13,858)

Comprehensive income						236,966
Purchase of 4,030,100 treasury shares					(83,064)	(83,064)
Stock compensation plans	1,054	13,259			3,032	17,345
Cash dividends — $.42 per share			(31,103)			(31,103)

Balance at December 31, 2004	86,322	38,072	1,397,268	(74,085)	(277,044)	1,170,533

Net loss			(9,356)			(9,356)
Other comprehensive income:
Minimum pension liability adjustment, net of $4,238 tax effect				(4,818)		(4,818)
Currency translation adjustment				(10,714)		(10,714)
Change in the fair value of derivatives and unrealized gain on marketable securities, net of $2,034 tax effect				3,294		3,294

Comprehensive income (loss)						(21,594)
Purchase of 10,151,636 treasury shares					(189,764)	(189,764)
Stock compensation plans, including tax benefit of $1,273	1	(405)			6,648	6,244
Cash dividends — $.42 per share			(26,643)			(26,643)

Balance at December 31, 2005	86,323	37,667	1,361,269	(86,323)	(460,160)	938,776

Net loss			(78,511)			(78,511)
Other comprehensive income (loss):
Minimum pension liability adjustment, net of $6,469 tax effect				(15,795)		(15,795)
Currency translation adjustment				16,228		16,228
Change in the fair value of derivatives and unrealized gain on marketable securities, net of $633 tax effect				559		559

Comprehensive income (loss)						(77,519)
Adjustment to initially apply SFAS No. 158, net of tax				(197,221)		(197,221)
Stock compensation plans, including tax benefit of $8		477	(6)		1,165	1,636
Cash dividends — $.42 per share			(25,781)			(25,781)

Balance at December 31, 2006	$86,323	$38,144	$1,256,971	$(282,552)	$(458,995)	$639,891

See Notes to Consolidated Financial Statements, pages 38 to 67.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31
(Dollar amounts in thousands)

	2004	2005	2006
Operating activities:
Net income/(loss)	$201,372	$(9,356)	$(78,511)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) continuing operations:
Income from discontinued operations, net of income taxes	(61,478)	(5,677)	(7,379)
Gain on sale of discontinued operations including income tax benefit	(112,448)	—	—
Depreciation	109,805	108,340	132,860
Amortization	4,792	7,327	5,513
Deferred income taxes	(12,296)	(16,522)	(18,056)
Stock based compensation	—	248	1,572
Noncontrolling shareholders’ income (expense)	—	(22)	3,663
Adjustments to class action warranty	(11,273)	(277)	—
Restructuring asset write-down	9,251	—	8,570
Impairment of goodwill and indefinite-lived intangible asset	—	—	51,546
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(8,379)	(2,952)	(30,823)
Inventories	(55,823)	(62,715)	(1,557)
Other current assets	(24,765)	28,156	3,981
Accounts payable	44,154	(21,329)	14,779
Accrued liabilities	1,106	15,931	4,532
Other items	(91,335)	30,100	24,788

Net cash provided by (used in) continuing operations	(7,317)	71,252	115,478
Net cash provided by (used in) discontinued operations	109,289	(17,635)	239

Net cash provided by operating activities	101,972	53,617	115,717
Investing activities:
Property, plant and equipment	(159,308)	(172,152)	(188,525)
Investment in Kumho Tire Company	—	(107,961)	—
Proceeds from the sale of (investment in) available-for-sale debt securities	(46,064)	46,064	—
Acquisition of businesses, net of cash acquired	—	—	(43,046)
Proceeds from the sale of business	1,172,267	54,270	—
Proceeds from the sale of assets	37	3,709	972

Net cash provided by (used in) continuing operations	966,932	(176,070)	(230,599)
Net cash provided by (used in) discontinued operations	(45,318)	3,170	—

Net cash provided by (used in) investing activities	921,614	(172,900)	(230,599)
Financing activities:
Payments on long-term debt	(90,003)	(278,362)	(4,000)
Net borrowings (repayments) under credit facilities	(32,751)	(354)	74,097
Contributions of joint venture partner	—	4,210	18,424
Purchase of treasury shares	(83,064)	(189,764)	—
Payment of dividends	(31,103)	(26,643)	(25,781)
Issuance of common shares and excess tax benefits on options	17,345	4,673	149

Net cash provided by (used in) continuing operations	(219,576)	(486,240)	62,889
Net cash provided by discontinued operations	14,495	—	—

Net cash provided by (used in) financing activities	(205,081)	(486,240)	62,889
Effects of exchange rate changes on cash of continuing operations	9,757	4,507	(7,064)
Effects of exchange rate changes on cash of discontinued operations	(12,960)	—	—

Changes in cash and cash equivalents	815,302	(601,016)	(59,057)
Cash and cash equivalents at beginning of year	66,426	881,728	280,712

Cash and cash equivalents at end of year	$881,728	$280,712	$221,655

See Notes to Consolidated Financial Statements, pages 38 to 67.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share amounts)
Note 1 - Significant Accounting Policies
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
The Company’s consolidated financial statements reflect the accounting and disclosure requirements of SFAS No. 144, which mandate the segregation of operating results for the current year and comparable prior year periods and the balance sheets related to the discontinued operations from those related to ongoing operations. Accordingly, the consolidated statements of operations for the years ended December 31, 2004, 2005 and 2006 reflect this segregation as income from continuing operations and income from discontinued operations and the consolidated balance sheets at December 31, 2005 and 2006 display the current and long-term liabilities related to the sale of the automotive operations.
Certain amounts for prior years have been reclassified to conform to 2006 presentations.
Principles of consolidation - The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Acquired businesses are included in the consolidated financial statements from the dates of acquisition. All intercompany accounts and transactions have been eliminated.
The equity method of accounting is followed for investments in 20 percent to 50 percent owned companies. The cost method is followed in those situations where the Company’s ownership is less than 20 percent and the Company does not have the ability to exercise significant influence over the affiliate.
The Company has entered into a joint venture with Kenda Tire Company to construct and operate a tire manufacturing facility in China. The Company has determined it is the primary beneficiary of this variable interest entity and has included its assets, liabilities and operating results in its consolidated financial statements. The Company has recorded the minority interest related to the joint venture partners’ ownership in minority interests in consolidated subsidiaries. The following table summarizes the balance sheets of this variable interest entity at December 31:

	2005	2006
Assets
Cash and cash equivalents	$608	$5,940
Accounts receivable	106	2,238
Prepaid expenses	39	960

Total current assets	753	9,138
Net property, plant and equipment	9,563	69,409
Intangibles and other assets	—	4,326

Total assets	$10,316	$82,873

Liabilities and stockholders’ equity
Notes payable	$—	$10,083
Accounts payable	404	5,889
Accrued liabilities	4	48

Current liabilities	408	16,020
Long-term debt	—	10,234
Stockholders’ equity	9,908	56,619

Total liabilities and stockholders’ equity	$10,316	$82,873

Cash and cash equivalents and Short-term investments - The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.
The Company’s objectives related to the investment of cash not required for operations is to preserve capital, meet the Company’s liquidity needs and earn a return consistent with these guidelines and market conditions. Investments deemed eligible for the investment of the Company’s cash include: 1) U.S. Treasury securities and general obligations fully guaranteed with respect to principle and interest by the government; 2) obligations of U.S. government agencies; 3) commercial paper or other corporate notes of prime quality purchased directly from the issuer or through recognized money market dealers; 4) time deposits, certificates of deposit or bankers’ acceptances of banks rated “A-” by Standard & Poor’s or “A3” by Moody’s; 5) collateralized mortgage obligations rated “AAA” by Standard & Poor’s and “Aaa” by Moody’s; 6) tax-exempt and taxable obligations of state and local governments of prime quality; and 7) mutual funds or outside managed portfolios that invest in the above investments. The Company had cash and cash equivalents totaling $280,712 and $221,655 at December 31, 2005 and December 31, 2006, respectively. The majority of the cash and cash equivalents was invested in eligible financial instruments in excess of amounts insured by the Federal Deposit Insurance Corporation and, therefore, subject to credit risk.
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
Pre-production costs related to long-term supply arrangements - When the Company has a contractual arrangement for reimbursement of costs incurred during the engineering and design phase of customer-owned mold projects by the customer, development costs are recorded in Other assets in the accompanying consolidated balance sheets. Reimbursable costs for customer-owned molds included in Other assets were $1,773 and $2,238 at December 31, 2005 and 2006, respectively. Upon completion and acceptance of customer-owned molds, reimbursable costs are recorded as accounts receivable. At December 31, 2005 and 2006, respectively, $1,664 and $2,110 were included in Accounts receivable for customer-owned molds.
Restricted cash - In conjunction with the sale of Cooper-Standard, under terms of an employment agreement with the president of the automotive operations, the Company is obligated to pay the severance costs and related excise taxes, if any, if severance occurs on or prior to December 31, 2007. Under the terms of a change in control severance pay plan for eight additional key executives, such executives were entitled to specified severance payments if terminated by the buyer on or prior to December 22, 2006. The Company was required to fund, immediately following the sale, its potential obligation for such severance payments into a rabbi trust with a third party trustee for the possible benefit of these executives. During 2005 and 2006, payments were made as a result of the separation of two executives covered by this change in control agreement. Subsequent to December 22, 2006, the amounts in the rabbi trust relating to the obligation for severance payments of the six remaining executives covered by the change in control severance pay plan were returned to the general cash account of the Company. The balances of this and other smaller trusts at December 31, 2005 and 2006 were $12,382 and $7,550, respectively.
Earnings (loss) per common share – Net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding each year. Diluted earnings (loss) per share from continuing operations includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings (loss) per share:

(Number of shares in thousands)	2004	2005	2006
Numerator for basic and diluted earnings (loss) per share — income (loss) from continuing operations available to common stockholders	$27,446	$(15,033)	$(85,890)

Denominator for basic earnings (loss) per share — weighted-average shares outstanding	74,201	63,653	61,338

Effect of dilutive securities — stock options and other stock units	984	—	—

Denominator for diluted earnings (loss) per share — adjusted weighted-average shares outstanding	75,185	63,653	61,338

Basic and diluted earnings (loss) per share from continuing operations	$0.37	$(0.24)	$(1.40)
Options to purchase shares of the Company’s common stock not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares were 501,000 in 2004. These options could be dilutive in the future depending on the performance of the Company’s stock. Due to the loss recorded in 2005, 3,165,000 options were not included in the computation of diluted earnings (loss) per share. Due to the loss recorded in 2006, 2,597,000 options were not included in the computation of diluted earnings (loss) per share. During 2005, the Company repurchased 10,151,000 shares. No additional shares were repurchased in 2006.
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
The Company’s hedges have been highly effective. The Company monitors the actual and forecasted foreign currency sales and purchases versus the amounts hedged to identify any hedge ineffectiveness. The Company also performs regression analysis comparing the change in value of the hedging contracts versus the underlying foreign currency sales and purchases, which confirms a high correlation and hedge effectiveness. Any hedge ineffectiveness is recorded as an adjustment in the accompanying consolidated financial statements of operations in the period in which the ineffectiveness occurs. To date, an immaterial amount of ineffectiveness has been identified and recorded.
Income taxes - Income tax expense for continuing operations and discontinued operations is based on reported earnings (loss) before income taxes in accordance with the tax rules and regulations of the specific legal entities within the various specific taxing jurisdictions where the Company’s income is earned. The income tax rates imposed by these taxing jurisdictions vary substantially. Taxable income may differ from income before income taxes for financial accounting purposes. To the extent that differences are due to revenue or expense items reported in one period for tax purposes and in another period for financial accounting purposes, a provision for deferred income taxes is made using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. Deferred income taxes are not recorded on undistributed earnings of international affiliates based on the Company’s intention that these earnings will continue to be reinvested.
Products liability – The Company accrues costs for products liability at the time a loss is probable and the amount of loss can be estimated. The Company believes the probability of loss can be established and the amount of loss can be estimated only after certain minimum information is available, including verification that Company-produced products were involved in the incident giving rise to the claim, the condition of the product purported to be involved in the claim, the nature of the incident giving rise to the claim and the extent of the purported injury or damages. In cases where such information is known, each products liability claim is evaluated based on its specific facts and circumstances. A judgment is then made, taking into account the views of counsel and other relevant factors, to determine the requirement for establishment or revision of an accrual for any potential liability. The liability often cannot be determined with precision until the claim is resolved. Pursuant to applicable accounting rules, the Company accrues the minimum liability for each known claim when the estimated outcome is a range of possible loss and no one amount within that range is more likely than another. No specific accrual is made for individual unasserted claims or for asserted claims where the minimum information needed to evaluate the probability of a liability is not yet known. However, an accrual for such claims based, in part, on management’s expectations for future litigation activity is maintained. Because of the speculative nature of litigation in the United States, the Company does not believe a meaningful aggregate range of potential loss for asserted and unasserted claims can be determined. The total cost of resolution of such claims, or increase in reserves resulting from greater knowledge of specific facts and circumstances related to such claims, could have a greater impact on the consolidated results of operations and financial position of the Company in future periods and, in some periods, could be material.
The Company’s exposure for each claim occurring prior to April 1, 2003 is limited by the coverage provided by its excess liability insurance program. The program for that period includes a relatively low per claim retention and a policy year aggregate retention limit on claims arising from occurrences which took place during a particular policy year. Effective April 1, 2003, the Company established a new excess liability insurance program. The new program covers the Company’s products liability claims occurring on or after April 1, 2003 and is occurrence-based insurance coverage which includes an increased per claim retention limit, increased policy limits and the establishment of a captive insurance company. Premium costs for insurance coverage in excess of the self-insured amounts for the April 1, 2004 to March 31, 2005 policy year were $10,419 higher than under the program in place prior to April 1, 2003; the per claim retention limit increased $13,250 and the aggregate retention limit was eliminated, while excess liability coverage increased by $35,000. The Company continued the program effective April 1, 2005 with an increase in the per claim retention limit of $10,000 and a premium cost reduction of $5,320. The total per claim retention limit for claims occurring in this policy year is $25,000.
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
Products liability costs totaled $60,476, $52,323 and $63,649 in 2004, 2005 and 2006, respectively, and include recoveries of legal fees of $9,349, $12,700 and $9,434 in 2004, 2005 and 2006, respectively. Policies applicable to claims occurring on April 1, 2003, and thereafter, do not provide for recovery of legal fees.
Advertising expense – Expenses incurred for advertising include production and media and are generally expensed when incurred. Dealer-earned cooperative advertising expense is recorded when earned. Advertising expense for 2004, 2005 and 2006 was $51,745, $48,064 and $59,328, respectively.
Stock-based compensation - On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” The Company adopted SFAS No. 123 (R) using the modified prospective method of transition. Accordingly, prior periods have not been restated.
On November 16, 2005, the Compensation Committee of the Company approved an acceleration of vesting of employee stock options and approximately 1,768 options with varying remaining vesting schedules became immediately exercisable. The action to accelerate vesting was done for the purpose of avoiding future expenses associated with any unvested stock options granted prior to the effective date of SFAS No. 123(R). In accordance with the adoption of SFAS No. 123 (R), the Company’s pre-tax income from continuing operations for year ended December 31, 2006 was not materially affected because of the acceleration of the vesting.

Prior to the adoption of SFAS No. 123 (R), the Company presented all benefits of its tax deductions resulting from the exercise of share-based compensation as operating cash flows in its Statement of Cash Flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the year ended December 31, 2006, the Company recognized $8 of excess tax benefits as a financing cash inflow.
The fair value of option grants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2005	2006
Risk-free interest rate	2.4%	3.5%	4.6%
Dividend yield	2.1%	1.9%	2.9%
Expected volatility of the Company’s common stock	0.336	0.240	0.350
Expected life in years	6.7	6.8	6.8
The weighted-average fair value of options granted in 2004, 2005 and 2006 was $5.69, $5.28 and $4.55, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period.
The Company’s reported and pro forma financial results are as follows:

	2004	2005
Income (loss) from continuing operations as reported	$27,446	$(15,033)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,322)	(5,138)

Pro forma income (loss) from continuing operations	$26,124	$(20,171)

Basic earnings (loss) per share from continuing operations:
Reported	$0.37	$(0.24)
Pro forma	0.35	(0.32)

Diluted earnings (loss) per share from continuing operations:
Reported	$0.37	$(0.24)
Pro forma	0.35	(0.32)
Warranties – The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. During 2005, as a result of the review of the adequacy of its warranty liabilities which is performed each quarter, the Company reduced the enhanced warranty accrual established in 2001 as a result of the class action settlement by $371. The following table summarizes the activity in the Company’s product warranty liabilities which are recorded in Accrued liabilities and Other long-term liabilities in the Company’s Consolidated Balance Sheets:

	2005	2006
Reserve at January 1	$10,048	$9,064
Acquisition of Cooper-Chengshan	—	6,810
Additions	5,789	15,186
Reduction to enhanced warranty reserve	(371)	—
Payments	(6,402)	(15,093)

Reserve at December 31	$9,064	$15,967

Use of estimates – The preparation of consolidated financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of: (1) revenues and expenses during the reporting period; and (2) assets and liabilities, as well as disclosure of contingent assets and liabilities, at the date of the consolidated financial statements. Actual results could differ from those estimates.
Revenue recognition - Revenues are recognized when title to the product passes to customers. Shipping and handling costs are recorded in cost of products sold. Allowance programs such as volume rebates and cash discounts are recorded at the time of sale based on anticipated accrual rates for the year.
Research and development - Costs are charged to cost of products sold as incurred and amounted to approximately $18,582, $15,946 and $23,184 in 2004, 2005 and 2006, respectively.
Accounting pronouncements –
In June, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109.” This Statement clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 and also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Statement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Statement is effective for fiscal year beginning after December 15, 2006. The Company has not yet finalized its analysis of the impact from the change on its consolidated financial statements as of January 1, 2007, the date of the initial adoption by the Company; however, it does not believe there will be a material effect on its financial position or results of operations.
In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement provides guidance for using fair value to measure assets and liabilities. The Statement defines fair value and establishes a fair value hierarchy that prioritizes the information used to develop assumptions market participants would use when pricing the asset or liability. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the provisions of this Statement, the impact on its consolidated financial statements and the timing and approach to adoption of the Statement.
In September, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS Nos. 87, 88, 106 and 132(R)” (“SFAS No. 158”). This Statement requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting SFAS No. 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying consolidated balance sheet. SFAS No. 158 did not require restatement of the Company’s previously issued consolidated balance sheet at December 31, 2005, accordingly, the two balance sheets presented are not comparable. SFAS No. 158’s provisions regarding the change in measurement date of postretirement benefit plans are not applicable as the Company already uses a measurement date of December 31 for its pension plan. See Note 12 — Pensions and Postretirement Benefits Other than Pensions for further discussion of the effect of adopting SFAS No. 158 on the Company’s consolidated financial statements.

Note 2 - Acquisitions
Effective February 4, 2006, the Company acquired a 51 percent ownership position in Cooper Chengshan (Shandong) Passenger Tire Company Ltd. and Cooper Chengshan (Shandong) Tire Company, Ltd. (“Cooper-Chengshan”). The new companies, which were formed upon governmental approval of the transaction, together were known as Shandong Chengshan Tire Company, Ltd. (“Chengshan”) of Shandong, China. The two companies were formed by transferring specified assets and obligations to newly formed entities and the Company acquired a 51 percent interest in each thereafter. Certain inventories and accounts receivable were not transferred to the newly formed entities and cash was provided by Chengshan to achieve the contractually required net value of the Cooper-Chengshan companies. Following formation of the companies, working capital increases consumed cash as accounts receivable and inventory balances grew to operating levels. The Company also acquired a 25 percent ownership position in the steel cord factory which is located adjacent to the tire manufacturing facility in Rongchen City, Shandong, China.
The purchase price of the acquisition was $79,782 which included $73,382 for the 51 percent ownership position in Cooper-Chengshan and $6,400 for the 25 percent position in the steel cord factory. The Company has paid $36,646 (net of cash acquired of $18,815) and an additional $17,921 is due upon the signing of the share pledge agreement providing collateral against unknown liabilities or upon the resolution of post-closing adjustments, if any, for which the period extends to July 2007. Debt of $61,750 was also transferred to the newly formed Cooper-Chengshan entities. The newly formed entities reflect an obligation of $35,739 to Chengshan at December 31, 2006 and this obligation will be funded by issuing new debt.
Cooper-Chengshan manufactures car and light truck radial tires as well as radial and bias medium truck tires primarily under the brand names of Chengshan and Austone.
The Cooper-Chengshan acquisition has been accounted for as a purchase transaction. The total purchase price has been allocated to fixed assets, liabilities and tangible and identifiable intangible assets based on independent appraisals of their respective fair values. The excess purchase price over the estimated fair value of the net assets acquired is allocated to goodwill. The operating results of Cooper-Chengshan have been included in the consolidated financial statements of the Company since the date of acquisition.
The purchase price and the final allocation for the 51 percent interest in Cooper-Chengshan are as follows:

Assets
Cash	$18,815
Accounts receivable	23,863
Inventory	32,672
Other current assets	1,012
Property, plant & equipment	151,081
Goodwill	24,439
Intangible and other assets	25,265

Liabilities
Payable to Chengshan	(35,739)
Accounts payable	(57,246)
Accrued liabilities	(10,767)
Deferred taxes	(617)
Minority interest	(37,646)
Debt	(61,750)

$73,382

The acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.
In connection with this acquisition, beginning January 1, 2009 and continuing through December 31, 2011, the minority interest partner has the right to sell, and, if exercised, the Company has the obligation to purchase, the remaining 49 percent minority interest share at a minimum price of $62,700.

Note 3 - Discontinued Operations
On December 23, 2004, the Company sold its automotive operations, known as Cooper-Standard Automotive, to an entity formed by The Cypress Group and Goldman Sachs Capital Partners. In addition to the segregation of operating financial results, assets and liabilities, Emerging Issues Task Force (“EITF”) No. 87-24, “Allocation of Interest to Discontinued Operations,” mandates the reallocation to continuing operations of general corporate overhead previously allocated to discontinued operations and permits the allocation of interest to discontinued operations in accordance with specific guidelines. Corporate overhead that previously would have been allocated to Cooper-Standard of $12,201 for the year ended 2004 is charged against continuing operations in the Company’s consolidated statements of operations. The Company used the permitted allocation method for interest expense on corporate debt, which is based on the ratio of net assets sold or discontinued to the sum of total net assets of the consolidated Company plus consolidated debt. Under this method, interest expense of $34,019 for the year ended 2004, was allocated to discontinued operations in addition to interest on debt held directly by Cooper-Standard. Operating results for Cooper-Standard included in income from discontinued operations, net of income taxes, on the Company’s consolidated statements of operations are presented in the following table. These amounts plus the results of other, smaller discontinued operations comprise the total income from discontinued operations.

Year Ended
(Dollar amounts in thousands)	December 31, 2004
Net sales	$1,851,954

Operating profit, including restructuring costs	137,838

Interest expense	36,365
Other — net	(2,696)

Income from discontinued operations before income taxes	104,169

Provision for income taxes	39,053

Income from discontinued operations, net of income taxes	$65,116

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
In September 2004, the North American Tire Operations segment announced its intent to cease its inner tube business. The segment recorded restructuring charges of $5,163 related to this decision, which included an impairment charge of $2,922 to write the inner tube assets down to their fair market value, severance costs of $1,115, employee benefit costs of $826 and other costs of $300.
Sales for the Company’s inner tube business were $17,301 for 2004. An operating loss of $5,821 was recorded in 2004, including the restructuring charges described above. A net loss of $3,638 was recognized in 2004.

Note 4 - Inventories
At December 31, 2005, approximately 77 percent of the Company’s inventories had been valued under the LIFO method. With the acquisition of Cooper-Chengshan in February 2006, approximately 51 percent of the Company’s inventories at December 31, 2006 have been valued under the LIFO method and the remaining inventories have been valued under the FIFO method. All inventories are stated at the lower of cost or market.
Under the LIFO method, inventories have been reduced by approximately $125,617 and $117,501 at December 31, 2005 and 2006, respectively, from current cost which would be reported under the first-in, first-out method. As a result of the Company’s inventory management initiative, inventories in the United States which are accounted for using the LIFO cost method, at December 31, 2006 are lower than at December 31, 2005 and, for the year ended December 31, 2006, cost of products sold has been reduced by $8,790 as a result.
Note 5 - Assets Held for Sale
The assets of the Cleveland, Ohio manufacturing facility, a closed Cooper-Standard plastics parts operation, valued at $400, remained with the Company and were classified as “assets held for sale” in Other current assets on the consolidated balance sheet of the Company at December 31, 2005. During 2006, the $400 was transferred to Other assets as the Company continues to pursue the sale of the facility.
During 2006, the Company closed its manufacturing facility in Athens, Georgia and wrote the assets down to fair value. The land, building and certain manufacturing equipment are now classified as “assets held for sale” included in Other current assets on the consolidated balance sheet of the Company at December 31, 2006. In February 2007, the manufacturing facility was sold for $3,000.
During the fourth quarter of 2006, the Company removed one of its corporate aircraft from service and sold the aircraft in January 2007. At December 31, 2006 this asset has also been classified as an “asset held for sale” included in Other current assets on the consolidated balance sheet of the Company at December 31, 2006.
“Assets Held for Sale” are recorded at the lower of carrying value or fair value and adjusted if necessary in accordance with SFAS No. 144. The following table summarizes the activity in these assets since December 31, 2005:

			Transferred	Asset
	December 31,	Assets	(from)/to	Writedown	December 31,
	2005	Sold	Held for Sale	to Fair Value	2006
Cleveland, Ohio manufacturing facility	$400	$—	$(400)	$—	$—
Athens, Georgia manufacturing facility	—	—	3,000	—	3,000
Athens, Georgia tire manufacturing equipment	—	—	1,000	—	1,000
Corporate aircraft	—	—	790	—	790

	$400	$—	$4,390	$—	$4,790

Note 6 - Goodwill and Intangibles
Goodwill is recorded in the segment where it was generated by acquisitions. During 2006, the Company recorded $24,439 of goodwill and $14,082 of definite-lived intangible assets associated with its acquisition of Cooper-Chengshan. Purchased goodwill and indefinite-lived intangible assets are tested annually for impairment unless indicators are present that would require an earlier test. During the fourth quarter of 2005, the Company completed its annual test for goodwill impairment and no impairment was indicated. During the fourth quarter of 2006, the Company completed its annual test for impairment and determined that impairment existed in the goodwill and in the indefinite-lived intangible assets of its North American Tire Operations segment. While the Company made good faith projections of future cash flow in 2005, it failed to meet those projections in 2006 due to industry conditions and other factors. The Company believes certain of these factors will continue to have an impact in 2007 and, late in 2006, the Company implemented specific cost reduction initiatives to improve profitability. Following a review of the valuation of the segment’s identifiable assets, the Company wrote off the goodwill of the North American Tire Operations segment which totaled $48,172 and also recorded an impairment charge of $3,374 related to the indefinite-lived intangible assets of the segment.

The Company also reevaluates its intangible assets annually and determined that there were no significant changes in their useful lives in 2006. The following table presents intangible assets and accumulated amortization balances as of December 31, 2005 and 2006:

	December 31, 2005			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Definite-lived:
Trademarks and tradenames	$16,500	$(5,075)	$11,425	$20,600	$(6,261)	$14,339
Patents and technology	14,131	(10,191)	3,940	16,330	(11,719)	4,611
Other	5,314	(2,762)	2,552	13,098	(4,466)	8,632

	35,945	(18,028)	17,917	50,028	(22,446)	27,582

Indefinite-lived:
Trademarks	13,191	—	13,191	9,817	—	9,817

	$49,136	$(18,028)	$31,108	$59,845	$(22,446)	$37,399

Estimated amortization expense over the next five years is as follows: 2007 - $4,643, 2008 - $4,078, 2009 - $2,593, 2010 - $2,593 and 2011 - $2,593.
Note 7 - Other Assets
In February 2005, the Company purchased 15 million global depositary shares of Kumho Tire Co. Inc. of Korea (“Kumho Tire”) for $107,961. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company is accounting for this investment as restricted stock due to the contractual requirements of the Strategic Subscription Agreement with Kumho Tire.
Other assets at December 31 are as follows:

	2005	2006
Pension funding in excess of amounts expensed	$167,027	$—
Investment in Kumho Tire Co., Inc.	107,961	107,961
Other	30,510	56,990

	$305,498	$164,951

With the Company’s adoption of SFAS No. 158, the pension funding in excess of amounts expensed has been removed as detailed in Note 12 – Pensions and Postretirement Benefits Other than Pensions.
Note 8 - Accrued Liabilities
Accrued liabilities at December 31 are as follows:

	2005	2006
Payroll and withholdings	$26,712	$28,443
Dealer incentive programs	12,622	19,778
Products liability	16,690	16,056
Other	43,635	52,728

	$99,659	$117,005

Note 9 - Income Taxes
Components of income (loss) from continuing operations before income taxes were as follows:

	2004	2005	2006
United States	$21,666	$(26,358)	$(111,412)
Foreign	13,340	12,007	19,458

Total	$35,006	$(14,351)	$(91,954)

The provision (benefit) for income tax for continuing operations consists of the following:

	2004	2005	2006
Current:
Federal	$14,936	$4,283	$3,814
State and local	273	217	203
Foreign	4,647	4,263	4,312

	19,856	8,763	8,329

Deferred:
Federal	(9,917)	(18,470)	(16,492)
State and local	(94)	(25)	(631)
Foreign	(2,285)	1,973	(933)

	(12,296)	(16,522)	(18,056)

Section 965 repatriation		8,463	—

	$7,560	$704	$(9,727)

A reconciliation of income tax expense (benefit) for continuing operations to the tax based on the U.S. statutory rate is as follows:

	2004	2005	2006
Income tax provision (benefit) at 35%	$12,252	$(5,015)	$(33,466)
State and local income tax, net of federal income tax effect	163	125	(757)
Medicare prescription benefit	(764)	—	—
Section 404(k) dividend	(1,117)	(738)	(783)
U.S. tax credits	(825)	(237)	(5,505)
Extraterritorial income exclusion	(735)	(183)	(1,982)
Difference in effective tax rates of international operations	(2,307)	(2,661)	(2,617)
Section 965 repatriation	—	8,463	—
Impairment of goodwill	—	—	16,849
Valuation allowance	—	—	18,136
Tax exempt income	—	(272)	—
Tax on foreign deemed dividend	—	268	—
Adjustments to tax accruals	750	198	—
Other — net	143	756	398

Income tax expense	$7,560	$704	$(9,727)
Payments for income taxes in 2004, 2005 and 2006, net of refunds, were $24,861, $1,017 and $4,505, respectively.
Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31 were as follows:

	2005	2006
Deferred tax assets:
Postretirement and other employee benefits	$141,479	$162,610
Net operating loss, capital loss, and tax credits carryforwards	45,609	54,397
All other items	56,452	63,630

Total deferred tax assets	243,540	280,637

Deferred tax liabilities:
Property, plant and equipment	(114,648)	(113,882)
Pension benefits	(65,731)	—
All other items	(21,335)	(24,793)

Total deferred tax liabilities	(201,714)	(138,675)

	41,826	141,962
Valuation allowances	(40,637)	(128,640)

Net deferred tax asset	$1,189	$13,322

The net deferred taxes in the consolidated balance sheets are as follows:

	2005	2006
Current assets	$23,130	$—
Non-current assets	—	13,322
Non-current liabilities	(21,941)	—

Net deferred tax asset	$1,189	$13,322

At December 31, 2006, the Company has a U. S. federal tax loss carryforward of $4,362, as well as certain state tax losses, $18,646 of foreign tax losses, $76,464 of U. S. capital losses and $8,734 of U. S. federal and state credits available for carryforward. All U. S. federal and state tax attributes are offset with valuation allowances and expire from 2007 through 2026. The foreign tax losses have an indefinite carryforward period. The U. S. federal capital loss carryover will expire in 2009.
U. S. income taxes were not provided on a cumulative total of approximately $48,780 of undistributed earnings, as well as a minimal amount of other comprehensive income for certain non-U.S. subsidiaries. The Company currently intends to reinvest these earnings in operations outside the United States. It is not practicable to determine the amount of additional U.S. income taxes that could be payable upon remittance of these earnings since taxes payable would be reduced by foreign tax credits based upon income tax laws and circumstances at the time of distribution. The Company has joint ventures in the People’s Republic of China that have been granted tax holidays. The holidays terminate after five years of profitability.
Note 10 - Debt
On June 30, 2004, the Company restated and amended its revolving credit facility with a consortium of ten banks (“the Agreement”). The Agreement contains two primary covenants. An interest coverage ratio (consolidated earnings before interest, taxes, depreciation and amortization divided by consolidated net interest expense) is required to be maintained at a minimum of 3.0 times by the Company. A ratio of consolidated net indebtedness to consolidated capitalization below 55 percent is also required. Consolidated net indebtedness is indebtedness measured in accordance with generally accepted accounting principles in the United States reduced by cash and eligible short-term investments in excess of $30 million. At December 31, 2006, the Company was in compliance with the financial covenants contained in its credit agreements. At that date, the ratio of consolidated net indebtedness to consolidated capitalization was 41.2 percent and the interest coverage ratio was adequate. The Agreement, as amended, provides up to $175,000 in credit facilities until August 31, 2008. In addition, the terms of the Agreement permit the Company to request bid rate loans from banks participating in the Agreement. Borrowings under the Agreement bear a margin linked to the Company’s long-term credit ratings from Moody’s and Standard & Poor’s. There are no compensating balances required and the facility fees are not material. The credit facility also supports issuance of commercial paper and letters of credit. There were no borrowings under the revolving credit facility and no commercial paper was outstanding at December 31, 2005 or 2006.
The Company’s revolving credit facility also contains a covenant which prevents the disposition of a substantial portion of its assets. A waiver of this covenant was granted by the bank group in December 2004 to permit the disposition of Cooper-Standard Automotive.
On August 30, 2006, the Company established an accounts receivable securitization facility of up to $175,000. Pursuant to the terms of the facility, the Company sells certain of its domestic trade receivables on a continuous basis to its wholly-owned, bankruptcy-remote subsidiary, Cooper Receivables LLC (“CRLLC”). In turn, CRLLC may sell from time-to-time an undivided ownership interest in the purchased trade receivables, without recourse, to a PNC Bank administered, asset-backed commercial paper conduit. The facility expires in August 2009. No ownership interests in the purchased trade receivables have been sold to the bank conduit through December 31, 2006.
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
The Company had entered into $150,000 of interest rate swap contracts to convert a portion of the 2009 Senior Notes to floating rates. In the second quarter of 2005, the Company settled these contracts, recording a gain of $1,700, which is included in interest expense.

During 2005, the Company repurchased $157,920 of its long-term debt due in 2009, $48,422 of its long-term debt due in 2019 and $72,020 of its long-term debt due in 2027. The Company incurred transaction-related costs of $4,228 related to these repurchases, including $3,026 of deferred financing costs written off. During 2006, the Company repurchased $3,000 of its long-term debt due in 2019 and $1,000 of its long-term debt due in 2027. Deferred financing costs of $65 were written off in conjunction with these repurchases.
The following table summarizes the long-term debt of the Company at December 31, 2005 and 2006:

	2005	2006
7.75% unsecured notes, aggregate principal payment due December 2009	$192,080	$192,080
8% unsecured notes, aggregate principal payment due December 2019	176,578	173,578
7.625% unsecured notes, aggregate principal payment due March 2027	117,880	116,880
5.58% unsecured notes, aggregate principal payment due March 2009	—	15,360
5.427% unsecured notes, aggregate principal payment due August 2009	—	5,120
6.2881% unsecured notes, aggregate principal payment due August 2009	—	1,020
4.725% unsecured notes, aggregate principal payment due September 2009	—	3,585
6.2206% unsecured notes, aggregate principal payment due September 2009	—	510
Capitalized leases and other	5,080	5,080

	491,618	513,213
Less current maturities	—	—

	$491,618	$513,213

The Company’s revolving credit facility requires it to maintain, among other things, certain financial ratios. Retained earnings at December 31, 2006 are available for the payment of cash dividends and purchases of the Company’s common shares and are limited by the above ratios.
The Company and its subsidiaries also have, from various banking sources, approximately $330,100 of available short-term lines of credit at rates of interest approximating euro-based interest rates. The amounts available and outstanding vary based on exchange rates as borrowings may be in currencies other than the U.S. Dollar.
The weighted average interest rate of short-term notes payable at December 31, 2005 and 2006 was 6.00 percent and 5.50 percent, respectively.
Interest paid on debt, net of payments received under interest rate swap agreements, during 2004, 2005 and 2006 was $61,723, $55,783 and $55,272, respectively. The amount of interest capitalized was $2,014, $2,612 and $2,894 during 2004, 2005 and 2006, respectively.
Note 11 - Fair Value of Financial Instruments
The fair value of the Company’s debt is computed using discounted cash flow analyses based on the Company’s estimated current incremental borrowing rates. The carrying amounts and fair values of the Company’s financial instruments as of December 31 are as follows:

	2005		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$280,712	$280,712	$221,655	$221,655
Notes payable	(79)	(79)	(112,803)	(112,803)
Long-term debt	(491,618)	(474,318)	(513,213)	(484,213)
Derivative financial instruments	616	616	1,594	1,594
The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. Exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations are offset by the change in values of the fair value foreign currency hedges. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc and Swedish kronar generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2005 and 2006 was $208,600 and $205,100, respectively. The counterparties to each of these agreements are major commercial banks. Management believes that the probability of losses related to credit risk on investments classified as cash and cash equivalents and short-term investments is remote.

Note 12 - Pensions and Postretirement Benefits Other than Pensions
The Company and its consolidated U. S. subsidiaries have a number of plans providing pension, retirement or profit-sharing benefits for substantially all domestic employees. These plans include defined benefit and defined contribution plans. The Company has an unfunded, nonqualified supplemental retirement plan covering certain employees whose participation in the qualified plan is limited by provisions of the Internal Revenue Code.
For defined benefit plans, benefits are generally based on compensation and length of service for salaried employees and length of service for hourly employees. In 2002, a new hybrid pension plan covering all domestic salaried and non-bargained hourly employees was established. Employees at the effective date, meeting certain requirements, were grandfathered in the previous defined benefit rules. The new pension plan resembles a savings account. Nominal accounts are credited based on a combination of age, years of service and percentage of earnings. A cash-out option is available upon termination or retirement.
The Company’s general funding policy is to contribute more than minimum requirements but not in excess of amounts deductible for United States federal income tax purposes. Employees of certain of the Company’s foreign operations are covered by either contributory or non-contributory trusteed pension plans.
Participation in the Company’s defined contribution plans is voluntary. The Company matches certain plan participants’ contributions up to various limits. Participants’ contributions are limited based on their compensation and for certain supplemental contributions which are not eligible for company matching based on their age. Company contributions for certain of these plans are dependent on operating performance. Expense for those plans was $6,069, $0 and $0 for 2004, 2005 and 2006, respectively.
The Company currently provides retiree health care and life insurance benefits to a significant percentage of its U. S. salaried and hourly employees. U. S. salaried and non-bargained hourly employees hired on or after January 1, 2003 are not eligible for retiree health care or life insurance coverage. The majority of new hires covered by U. S. bargaining units are also not eligible for retiree health care or life insurance coverage. Subject to specific provisions contained in certain of its labor agreements, the Company has reserved the right to modify or terminate such benefits at any time.
The Company adopted SFAS No. 106 in 1992 and, to mitigate the impact of medical cost inflation on the Company’s retiree medical obligation, instituted per participant, or per household, caps on the amounts of retiree medical benefits it will provide to future retirees. The caps do not apply to individuals who retired prior to certain specified dates. Costs in excess of these caps will be paid by plan participants. The Company implemented increased cost sharing in 2004 in the retiree medical coverage provided to certain eligible current and future retirees. Since then cost sharing has expanded such that nearly all covered retirees pay a charge to be enrolled.
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted in December 2003. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003.” This FSP provided accounting and disclosure guidance for employers who sponsor postretirement health care plans that provide drug benefits. Regulations regarding implementation of provisions relevant to the Company’s accounting are complex and contain acknowledged open issues. The Act reduced the Company’s net periodic postretirement benefit cost by $2,183 in 2004 including service cost, interest cost and amortization of the actuarial gain. The total impact on the Company’s actuarial liability in 2004, under all U. S. plans, was a reduction of $15,300 being accounted for as an actuarial gain to be amortized as a reduction of the Company’s periodic expense and balance sheet liability over a period of fifteen years. At December 31, 2006, this actuarial gain has been reduced to $6,800 as a result of amortization, the Company’s revised expectations of the subsidy to be received and the impact of the Act on the health care benefits being provided to its participants. With the adoption of SFAS No. 158, this actuarial gain is included in the pension liability and in Cumulative other comprehensive loss on the December 31, 2006 balance sheet. The amortization period is now estimated to be ten years. The Company applied to receive the federal drug subsidy in 2006 and received $406 relating to the first three quarters of the year. The Company intends to continue to analyze the options available with respect to the relationship of the Company health care benefits with all parts of Medicare to attain the most cost effective coordination.
In connection with the divestiture of the Company’s automotive operations, defined benefit plans relating to automotive operations were assumed by the buyer except those relating to previously closed plants. Obligations assumed by the buyer consisted of: 1) plans established under collective bargaining agreements, all of which related to discrete automotive employee units, and which have been separately measured and transferred to the buyer at closing; and, 2) obligations relating to active automotive employees and retirees who participated in the Company’s non-bargained defined benefit plan which covered all eligible non-bargained employees. Pursuant to terms of the sale, an actuarial determination was made of the obligations and assets being split from the Company’s non-bargained plan. As of December 31, 2004, the Company’s actuary provided estimates of the obligations, computed using the Company’s accounting methods and actuarial estimates, and trust assets to be transferred to the buyer. The final derivation of trust assets was agreed with the buyer and transferred during the third quarter of 2005.
On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. This statement required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of its pension and other postretirement benefit (“OPEB”) plans in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to cumulative other comprehensive loss (a component of stockholders’ equity), net of tax. The adjustment to cumulative other comprehensive loss at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs, all of which were previously netted against the plans’ funded status in the Company’s consolidated balance sheets pursuant to the provisions of SFAS No. 87, “Employers’ Accounting for Pensions (SFAS No. 87)” and SFAS No. 106. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit costs in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as components of net periodic benefit cost on the same basis as the amount recognized in cumulative other comprehensive loss at adoption of SFAS No. 158.
The incremental effects of adopting the provisions of SFAS No. 158 on the Company’s consolidated balance sheet at December 31, 2006 are presented in the following table. The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of operations for the year ended December 31, 2006, or for any prior periods presented, and it will not effect the Company’s operating results in future periods. Had the Company not been required to adopt SFAS No. 158 at December 31, 2006, it would have recognized an additional minimum liability pursuant to the provisions of SFAS No 87. The effect of recognizing the additional minimum liability is included in the table below in the column labeled “Before Application of Statement 158.”
Incremental Effect of Applying SFAS No. 158
on Individual Line Items in the Consolidated Balance Sheet
December 31, 2006

		Adjustments
	Before	Reverse	Recognize	Recognize	After
	Application of	Minimum	Underfunded	Unfunded	Application of
	Statement 158	Pension	Pension	OPEB	Statement 158
Intangible pension asset	$7,970	$(7,970)	$—	$—	$—
Pension funding in excess of expense	163,324	—	(163,324)	—	—
Deferred income tax assets	57,993	(57,993)	108,598	25,183	133,781
Deferred income tax valuation allowance	(39,249)	—	(47,342)	(25,183)	(111,774)
Other assets	336,245	(7,970)	(163,324)	—	164,951

Postretirement benefits other than pensions	(192,742)	—	—	(65,837)	(258,579)

Accrued pension liability	(3,893)	—	(136,414)		(140,307)
Minimum pension liability	(173,061)	173,061	—	—	—
Other long-term liabilities	(254,390)	173,061	(136,414)	—	(217,743)

Cumulative other comprehensive loss
(portion applicable to post retirement plans)	107,098	(107,098)	238,482	65,837	304,319
Total stockholders’ equity	(837,112)	(107,098)	238,482	65,837	(639,891)
The table below reflects changes in the projected obligations and fair market values of assets in all defined benefit pension and other postretirement benefit plans of the Company.

			Other
	Pension Benefits		Postretirement Benefits
	2005	2006	2005	2006
Change in projected benefit obligation:
Projected benefit obligation at January 1	$920,654	$1,011,099	$264,842	$273,586
Divestiture	148	—	—	—
Service cost	20,643	22,824	5,473	5,725
Participant contributions	2,363	2,334
Interest cost	55,112	57,501	15,704	15,605
Actuarial (gain)/loss	82,309	21,977	183	(5,870)
Amendments	7,275	(128)	—	—
Benefits paid	(48,273)	(52,063)	(12,616)	(13,918)
Foreign currency translation effect	(29,132)	38,883	—	—

Projected benefit obligation at December 31	$1,011,099	$1,102,427	$273,586	$275,128

Change in plans’ assets:
Fair value of plans’ assets at January 1	$819,054	$871,174	$—	$—
Actual return on plans’ assets	87,085	88,782	—	—
Employer contributions	31,234	21,063	—	—
Participant contributions	2,363	2,334	—	—
Divestiture	2,475	—	—	—
Benefits paid	(48,273)	(52,063)	—	—
Foreign currency translation effect	(22,764)	30,830	—	—

Fair value of plans’ assets at December 31	$871,174	$962,120	$—	$—

Funded status of the plans	$(139,925)	$(140,307)	$(273,586)	$(275,128)
Unrecognized actuarial loss	314,061	—	78,445	—
Unrecognized prior service cost	(13,270)	—	(3,541)	—
Adjustment for minimum liability	(152,507)	—	—	—

Net amount recognized	$8,359	$(140,307)	$(198,682)	$(275,128)

Amounts recognized in the balance sheets:
Other assets	$167,027	$—	$—	$—
Accrued liabilities	—	—	(16,685)	(16,549)
Postretirement benefits other than pensions	—	—	(181,997)	(258,579)
Other long-term liabilities	(158,668)	(140,307)
Included in cumulative other comprehensive loss at December 31, 2006 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service costs of $(17,196) ($(14,990) net of tax) and unrecognized actuarial losses of $382,771 ($319,310 net of tax). The prior service cost and actuarial loss included in cumulative other comprehensive loss and expected to be recognized in net periodic benefit cost during the fiscal year-ended December 31, 2007 is $172 and $17,437, respectively.
The underfunded status of the pension plans of $140,307 at December 31, 2006 is recognized in the accompanying consolidated balance sheets as Other long-term liabilities and the unfunded status of the other postretirement benefits is recognized as Accrued liabilities for the current portion and as Postretirement benefits other than pensions for the long-term portion. No pension plan assets are expected to be returned to the Company during the fiscal year-ended December 31, 2007.

The accumulated benefit obligation for all defined benefit pension plans was $930,322 and $1,031,780 at December 31, 2005 and 2006, respectively.
Weighted-average assumptions used to determine benefit obligations at December 31:

			Other
	Pension Benefits		Postretirement Benefits
	2005	2006	2005	2006
All plans
Discount rate	5.68%	5.61%	5.75%	5.75%
Rate of compensation increase	3.44%	3.37%	—	—

Domestic plans
Discount rate	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	3.25%	3.25%	—	—

Foreign plans
Discount rate	5.49%	5.29%	n/a	n/a
Rate of compensation increase	3.98%	3.65%
At December 31, 2006, the weighted average assumed annual rate of increase in the cost of medical benefits was 7.0 percent per year for 2007 and 2008 and 6.0 percent per year for 2009 and thereafter. The weighted average assumed annual rate of increase in the cost of prescription drugs was 11.0 percent per year for 2007 and 2008 and 6.0 percent per year for 2009 and thereafter.

				Other
	Pension Benefits			Postretirement Benefits
	2004	2005	2006	2004	2005	2006
Components of net periodic benefit cost:
Service cost	$20,782	$20,643	$22,824	$5,048	$5,473	$5,725
Interest cost	51,603	55,112	57,501	15,106	15,704	15,605
Expected return on plan assets	(58,426)	(67,566)	(71,030)	—	—	—
Amortization of transition obligation	(38)	(30)	—	—	—	—
Plan curtailment	826	—	—	—	—	—
Amortization of prior service cost	2,463	1,445	919	(122)	(219)	(308)
Recognized actuarial loss	14,031	12,651	15,335	3,047	3,677	3,507

Net periodic benefit cost	$31,241	$22,255	$25,549	$23,079	$24,635	$24,529

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

				Other
	Pension Benefits			Postretirement Benefits
	2004	2005	2006	2004	2005	2006
All plans
Discount rate	6.38%	6.14%	5.68%	6.25%	6.00%	5.75%
Expected return on plan assets	8.98%	8.92%	8.62%	—	—	—
Rate of compensation increase	3.58%	3.60%	3.44%	—	—	—

Domestic plans
Discount rate	6.25%	6.00%	5.75%	6.25%	6.00%	5.75%
Expected return on plan assets	9.00%	9.00%	9.00%	—	—	—
Rate of compensation increase	3.25%	3.25%	3.25%	—	—	—

Foreign plans
Discount rate	6.73%	6.49%	5.49%	n/a	n/a	n/a
Expected return on plan assets	8.93%	8.66%	7.45%
Rate of compensation increase	4.47%	4.49%	3.98%
The following table lists the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets at December 31, 2005 and 2006:

	2005		2006
	Projected	Accumulated	Projected	Accumulated
	benefit	benefit	benefit	benefit
	obligation	obligation	obligation	obligation
	exceeds plan	exceeds plan	exceeds plan	exceeds plan
	assets	assets	assets	assets
Projected benefit obligation	$1,004,435	$553,459	$1,102,427	$638,908
Accumulated benefit obligation	923,659	533,721	1,031,780	624,942
Fair value of plan assets	864,087	461,202	962,120	531,242
Assumed health care cost trend rates for other postretirement benefits have a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Percentage Point
	Increase	Decrease
Increase (decrease) in total service and interest cost components	$319	$(279)
Increase (decrease) in the postretirement benefit obligation	3,573	(3,156)
The Company’s weighted average asset allocations for its domestic and foreign pension plans’ assets at December 31, 2005 and December 31, 2006 by asset category are as follows:

	U. S. Plans		U. K. Plan
Asset Category	2005	2006	2005	2006
Equity securities	66%	71%	75%	63%
Debt securities	32	29	25	37
Cash	2	0	—	—

Total	100%	100%	100%	100%

The Company’s investment policy for United States plans’ assets is to maintain an allocation of 70 percent in equity securities and 30 percent in debt securities. The Company’s investment policy for United Kingdom plan assets is to maintain an allocation of 65 percent in equity securities and 35 percent in fixed income securities. Rebalancing of the asset portfolios occurs periodically if the mix differs from the target allocation. Equity security investments are structured to achieve an equal balance between growth and value stocks. The Company also has a pension plan in Germany and the assets of that plan consist of investments in a German insurance company.
The fair value of U. S. plan assets was $655,141 and $698,479 at December 31, 2005 and 2006, respectively. The fair value of United States plans’ assets at the end of each December are derived using assets held by the Trust at the end of each November, then adding contributions made during December and deducting benefits paid to the plans’ participants during December.
The fair market value of the United Kingdom plan assets was $213,977 and $261,472 at December 31, 2005 and 2006, respectively, using the method described above for the U. S. plan assets.
The fair value of the German pension plan assets was $2,056 and $2,169 at December 31, 2005 and 2006, respectively.
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
The Company estimates it would contribute between $30,000 and $35,000 to its domestic and foreign pension plans in 2007 under its normal funding policy.
The Company estimates its benefit payments for its domestic and foreign pension plans and postretirement benefit plans during the next ten years to be as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
2007	$46,000	$16,000
2008	47,000	17,000
2009	48,000	17,000
2010	49,000	18,000
2011	51,000	18,000
2012 through 2016	291,000	98,000
Note 13 - Other Long-term Liabilities
Other long-term liabilities at December 31 are as follows:

	2005	2006
Minimum pension liability	$152,507	$—
Long-term pension liability	—	140,307
Other	68,389	77,436

	$220,896	$217,743

Note 14 - Preferred Stock Purchase Rights
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
If any person becomes an Acquiring Person, or if an Acquiring Person engages in certain self-dealing transactions or a merger transaction in which the Company is the surviving corporation and its common stock remains outstanding, or an event occurs which results in such Acquiring Person’s ownership interest being increased by more than one percent, then each right not owned by such Acquiring Person or certain related parties will entitle its holder to purchase a number of shares of the Company’s Series A Preferred Stock (or in certain circumstances, Company common stock, cash, property or other securities of the Company) having a value equal to twice the then-current exercise price of the right. In addition, if, following the Stock Acquisition Date, the Company (i) is acquired in a merger or other business combination and the Company is not the surviving corporation; (ii) is involved in a merger or other business combination transaction with another person after which all or part of the Company’s common stock is converted or exchanged for securities, cash or property of any other person; or (iii) sells 50 percent or more of its assets or earning power to another person, each right (except rights that have been voided as described above) will entitle its holder to purchase a number of shares of common stock of the ultimate parent of the Acquiring Person having a value equal to twice the then-current exercise price of the right.
The Company will generally be entitled to redeem the rights at one cent per right, subject to adjustment in certain events, payable in cash or shares of the Company’s common stock at any time until the tenth business day following the Stock Acquisition Date.
Note 15 - Common Stock
There were 14,182 common shares reserved for grants under compensation plans and contributions to the Company’s Spectrum Investment Savings Plan and Pre-Tax Savings plans at December 31, 2006. The Company matches contributions made by participants to these plans in accordance with a formula based upon the financial performance of the Company. Matching contributions are directed to the Company Stock Fund and must remain invested in that fund until an employee has attained three years of service with the Company. Once an employee has attained three years of service, any matching contributions may be transferred to any of the other investment funds offered under the plans.
Note 16 - Cumulative Other Comprehensive Loss
The balances of each component of Cumulative other comprehensive loss in the accompanying consolidated statements of stockholders’ equity are as follows:

	2005	2006
Cumulative currency translation adjustment	$4,819	$21,047

Changes in the fair value of derivatives and unrealized gains/(losses) on marketable securities	260	1,452
Tax effect	(99)	(732)

Net	161	720

Minimum pension liability	(142,827)	—
Tax effect	51,524	—

Net	(91,303)	—

Underfunded postretirement benefit plans	—	(365,575)
Tax effect	—	61,256

Net	—	(304,319)

	$(86,323)	$(282,552)

Net income (loss) reflects realized gains and losses on marketable securities and derivatives. Losses of $3,724, $153 and $1,083 were recognized in 2004, 2005 and 2006, respectively.

Note 17 - Stock-Based Compensation
Stock Options
The Company’s 1998, 2001 and 2006 incentive compensation plans allow the Company to grant awards to key employees in the form of stock options, stock awards, restricted stock units, stock appreciation rights, performance units, dividend equivalents and other awards. The 1996 incentive stock option plans and the 1998, 2001 and 2006 incentive compensation plans provide for granting options to key employees to purchase common shares at prices not less than market at the date of grant. Options under these plans may have terms of up to ten years becoming exercisable in whole or in consecutive installments, cumulative or otherwise. The plans allow the granting of nonqualified stock options which are not intended to qualify for the tax treatment applicable to incentive stock options under provisions of the Internal Revenue Code.
Options which were outstanding at January 1, 2004 and options granted under the 2001 incentive compensation plan have terms of ten years and become exercisable 25 percent per year. On November 16, 2005, the Compensation Committee of the Company approved an acceleration of vesting of employee stock options and approximately 1,768 options with varying remaining vesting schedules became immediately exercisable. As a result of the acceleration, all of the options of the Company at December 31, 2005 were exercisable.
The 1998 employee stock option plan allowed the Company to make a nonqualified option grant to substantially all of its employees to purchase common shares at a price not less than market value at the date of grant. Options granted under this plan have a term of ten years and became exercisable in full beginning three years after the date of grant.
The Company’s 2002 nonqualified stock option plan provides for granting options to directors who are not current or former employees of the Company to purchase common shares at prices not less than market at the date of grant. Options granted under this plan have a term of ten years and become exercisable one year after the date of grant.

Summarized information for the plans follows:

			Weighted
			Average
		Number of	Exercise	Available
		Shares	Price	For Grant
January 1, 2004	Outstanding	3,629,396	$16.89
	Exercisable	2,545,146	17.78
	Granted	705,900	19.81
	Exercised	(394,012)	14.29
	Expired	(20,629)	24.55
	Cancelled	(127,627)	18.84

December 31, 2004				3,987,480
	Outstanding	3,793,028	17.60
	Exercisable	2,599,954	17.56
	Granted	446,585	21.45
	Exercised	(209,155)	14.30
	Expired	(26,168)	24.13
	Cancelled	(343,171)	19.95

December 31, 2005				3,405,990
	Outstanding	3,661,119	17.78
	Exercisable	3,661,119	17.78
	Granted	451,438	14.35
	Exercised	(10,589)	13.30
	Expired	(25,122)	18.70
	Cancelled	(1,044,295)	17.12

December 31, 2006				5,404,430
	Outstanding	3,032,551	17.76
	Exercisable	2,670,865	18.22
The weighted average remaining contractual life of options outstanding at December 31, 2006 is 5.3 years.
Segregated disclosure of options outstanding at December 31, 2006 is as follows:

	Range of Exercise Prices
	Less than or	Greater than $14.75 and	Greater than or
	equal to $14.75	less than $19.80	equal to $19.80
Options outstanding	1,130,546	792,626	1,109,379
Weighted average exercise price	$14.01	$17.98	$21.41
Remaining contractual life	6.2	6.2	3.7
Options exercisable	772,360	789,126	1,109,379
Weighted average exercise price	$13.87	$18.00	$21.41

Restricted Stock Units
Under the 1998, 2001 and 2006 Incentive Compensation Plans, restricted stock units may be granted to officers and other key employees. Compensation related to the restricted stock units is determined based on the fair value of the Company’s stock on the date of grant and is amortized to expense over the vesting period. The restricted stock units granted in 2005 and 2006 have vesting periods ranging from one to five years. With the adoption of SFAS No. 123 (R), the Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire. The following table provides details of the restricted stock units granted by the Company:

	2005	2006
Restricted stock units outstanding at beginning of period	100,523	141,688
Restricted stock units granted	63,534	91,210
Accrued dividend equivalents	4,165	5,724
Restricted stock units settled	(23,405)	(112,147)
Restricted stock units cancelled	(3,129)	—

Restricted stock units outstanding at end of period	141,688	126,475

At December 31, 2006, the Company has $1,669 of unvested compensation cost related to stock options and restricted stock units and this cost will be recognized as expense over a weighted average period of 31 months.
Note 18 - Lease Commitments
The Company rents certain distribution facilities and equipment under long-term leases expiring at various dates. The total rental expense for the Company, including these long-term leases and all other rentals, was $19,469, $24,122 and $29,815 for 2004, 2005 and 2006, respectively.
Future minimum payments for all non-cancelable operating leases through the end of their terms, which in aggregate total $67,399, are listed below. Certain of these leases contain provisions for optional renewal at the end of the lease terms.

2007	$15,739
2008	12,926
2009	9,806
2010	15,330
2011	2,832
Thereafter	10,766
Note 19 - Restructuring
During 2004, the North American Tire Operations segment initiated two restructuring plans. In the second quarter, the segment announced an initiative to consolidate its pre-cure retread operations in Asheboro, North Carolina, and recorded a charge of $1,715 to write certain related equipment down to its scrap salvage value (the fair market value) and recorded $102 in equipment disposal costs. In the third quarter, a plan to cease production of radial medium truck tires by the end of 2005 at the Albany, Georgia tire facility was announced. These tires are being sourced from Asian manufacturers. No employees were affected by this initiative. The segment recorded an impairment charge of $7,536 for equipment associated with radial medium truck tire production to write the equipment down to its fair market value as determined by sales proceeds negotiated with a potential buyer.
During 2006, five restructuring initiatives were announced.

In May of 2006, the North American Tire Operations segment announced the planned closure of its manufacturing facility in Athens, Georgia with an estimated cost of between $10,000 and $11,000. The Company approved the manufacturing plant closure because this plant’s production could be absorbed by other Company facilities. The facility was closed early in the third quarter. During 2006, restructuring costs of $11,123 were recorded. The assets of the facility were written down to fair value resulting in a charge of $8,191. Severance costs totaling $1,522 were recorded and payments totaling $1,112 have been made resulting in an accrued severance balance at December 31, 2006 of $410. Additional employee-related severance costs of $95 were recorded. Employee relocation costs of $108 have been incurred. Equipment relocation and closure costs of $1,207 have been recorded to date. The assets of the facility, with a fair value of $4,000, are considered as “held for sale” and are included on the Other current assets line of the Company’s Consolidated Balance Sheets.
In September, the North American Tire Operations segment announced its plans to reconfigure its tire manufacturing facility in Texarkana, Arkansas so that its production levels can “flex” to meet tire demand. This reconfiguration is expected to result in a workforce reduction of approximately 350 people. This reduction is expected to be accomplished through attrition and layoffs. Certain equipment in the facility will be relocated to meet the flexible production requirements. The Company has targeted the end of the third quarter of 2007 as the completion date for this plant reconfiguration. The cost of this initiative is estimated to range from $8,000 to $11,500. This amount consists of equipment relocation and associated costs of between $5,000 and $7,000 and personnel related costs of between $3,000 and $4,500. During 2006, equipment relocation costs of $723 have been recorded.
In November, a restructuring of salaried support positions was announced. The restructuring will be accomplished through reductions in part-time assistance, normal attrition and targeted severance actions. Approximately 80 people will be impacted by this initiative and the end of the first quarter of 2007 is the targeted completion date. To date, $847 of severance benefits has been accrued for persons or positions identified and payments totaling $38 have been paid, resulting in an accrued severance balance at December 31, 2006 of $809. Payments have been made for outplacement services totaling $17.
In December, the North American Tire Operations segment initiated a plan to reduce the number of stock-keeping units manufactured in its facilities and to take tire molds out of service. Approximately 600 molds have been identified under this plan. At December 31, 2006, 449 molds have been taken out of service and written off. The service lives of the molds still in production have been reduced to reflect the remaining useful production life. Both the mold write-off and the increased depreciation expense associated with the change in the estimate of useful life are being recorded as restructuring expense. Through December 31, 2006, $378 of molds has been written-off and $27 of additional depreciation associated with this initiative has been recorded. The end of the second quarter of 2007 is the expected date when all of the molds will be taken out of service and the total cost of this plan is estimated to be $535.
During 2006, the International Tire Operations segment recorded $1,461 in restructuring costs associated with a management reorganization in Cooper Tire Europe. This initiative was undertaken to reduce the European cost base to compensate for raw material cost increases in an increasingly competitive European market. There were 50 employees impacted by this initiative and all severance payments were made during 2006. At December 31, 2006 there was no balance remaining in the restructuring severance accrual.
Note 20 – Severance payments to former Chief Executive Officer
During the third quarter of 2006, the Company paid $6,797 in severance and benefits to Thomas A. Dattilo, the former chairman, president and chief executive officer of the Company, pursuant to the terms of his Employment Agreement which was filed as Exhibit (10) (ii) to the Company’s Form 10-K for the year ended December 31, 2001 and the First Amendment which was filed as Exhibit (10) to the Company’s Form 10-Q for the quarter ended June 30, 2003. An additional payment of $585 was paid to Mr. Dattilo in the first quarter of 2007. Expense of $5,069 was recorded in the third quarter in conjunction with this distribution relating to the severance component of the payments. The Company had previously accrued $2,313 under existing benefit programs. This additional expense appears as a component of Selling, general and administrative expense in the Condensed Consolidated Statements of Operations and within Unallocated corporate charges as presented in the operating segment footnote. Mr. Dattilo’s August 2, 2006 resignation was deemed by the Board of Directors to be an involuntary termination without cause.

Note 21 - Other – Net
The components of Other — net in the statement of operations for the years 2004, 2005 and 2006 are as follows:

	2004	2005	2006
Foreign currency (gains)/losses	$1,010	$1,187	$(864)
Partial write-off of long term investment	1,940	240	—
Equity in earnings from joint ventures	—	(76)	(666)
Other	(233)	(763)	(547)

	$2,717	$588	$(2,077)

Note 22 - Contingent Liabilities
Indemnities Related to the Sale of Cooper-Standard Automotive
The sale of the Company’s automotive operations included contract provisions which provide for indemnification of the buyer by the Company for all income tax liabilities related to periods prior to closing and for various additional items outlined in the agreement. Indemnity payments would be reflected as expenses of discontinued operations. The recorded gain on the sale includes reductions for estimates of the expected tax liabilities and the other potential indemnity items to the extent they are deemed to be probable and estimable at December 31, 2006. For indemnity commitments where the Company believes future payments are probable, it also believes the expected outcomes can be estimated with reasonable accuracy. Accordingly, for such amounts, a liability has been recorded with a corresponding decrease in the gain on the sale. Other indemnity provisions will be monitored for possible future payments not presently contemplated. The Company will reevaluate the probability and amounts of indemnity payments being required quarterly and adjustments, if any, to the initial estimates will be reflected as a change in the gain on sale in the periods when revised estimates are determined.
Guarantees
Certain operating leases related to property and equipment used in the operations of Cooper-Standard Automotive were guaranteed by the Company. These guarantees require the Company, in the event Cooper-Standard fails to honor its commitments, to satisfy the terms of the lease agreements. As part of the sale of the automotive operations, the Company is seeking releases of those guarantees, but to date has been unable to secure releases from certain lessors. The most significant of those leases is for a U. S. manufacturing facility with a remaining term of 10 years and total remaining payments of approximately $11,500. Other leases cover two facilities in the United Kingdom and manufacturing equipment. These leases have remaining terms of from nine months to seven years and remaining payments of approximately $5,000. The Company does not believe it is presently probable that it will be called upon to make these payments. Accordingly, no accrual for these guarantees has been recorded. If information becomes known to the Company at a later date which indicates its performance under these guarantees is probable, accruals for the obligations will be required.
Products Liability
The Company is a defendant in various products liability claims in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company.
The accounting process is based on estimates derived from information known by the Company when the reserves are determined. The liability often cannot be determined with precision until the claim is resolved. Pursuant to applicable accounting rules, the Company accrues the minimum liability for each known claim when the estimated outcome is a range of possible loss and no one amount within that range is more likely than another. No specific accrual is made for individual unasserted claims or for asserted claims where the minimum information needed to evaluate the probability of a liability is not yet known. However, an accrual for such claims based, in part, on management’s expectations for future litigation activity is maintained. Because of the speculative nature of litigation in the United States, the Company does not believe a meaningful aggregate range of potential loss for asserted and unasserted claims can be determined. The total cost of resolution of such claims, or increase in reserves resulting from greater knowledge of specific facts and circumstances related to such claims, could have a greater impact on the consolidated results of operations and financial position of the Company in future periods and, in some periods, could be material.

On July 13, 2006, the National Highway Traffic Safety Administration (“NHTSA”) opened a Preliminary Evaluation (PE06-0027) regarding Dominator Sport A/T LT 265/75R16 tires manufactured by the Company between 2003 and 2005 based on the Early Warning Reporting data submitted by the Company. Approximately 101,600 tires are subject to the Preliminary Evaluation. The Company responded to the information request in October 2006. On December 27, 2006, NHTSA upgraded the investigation to an Engineering Analysis (EA06-021) to further assess the subject tires and the data provided in the Company’s response.
Cooper-Chengshan Acquisition
In connection with the investment in Cooper-Chengshan, beginning January 1, 2009 and continuing through December 31, 2011, the minority interest partner has the right to sell, and, if exercised, the Company has the obligation to purchase, the remaining 49 percent minority interest share at a minimum price of $62,700.
Employment Contracts
The Company has employment arrangements with two key executive employees and has change in control severance agreements covering eight additional key executives. These arrangements provide for continuity of management and provide for payments of multiples of annual salary, certain incentives and continuation of benefits upon the occurrence of specified events in a manner that is believed to be consistent with comparable companies.
Under terms of an employment agreement with the president of the automotive operations and terms of a change in control severance pay plan for eight additional key automotive executives, such executives were entitled to specified severance payments if terminated by the buyer within predetermined time periods after the sale. The Company is obligated to pay the severance costs and related excise taxes, if any, if severance occurs on or prior to December 31, 2007 in the case of the automotive operations’ president. The Company was obligated to pay the severance costs and related excise taxes, if any, if severance occurred on or prior to December 22, 2006 for the eight other automotive executives. The Company was required to fund, immediately following the sale, its potential obligation for such severance payments into a rabbi trust with a third party trustee for the possible benefit of these executives. The Company paid one executive covered by the change in control agreement in 2005 and one in 2006. The Company does not believe it is presently probable that the automotive operations’ president will be terminated within the period in which it is obligated to pay the severance costs. Accordingly, no additional accrual for severance has been recorded. If information becomes known to the Company at a later date which indicates severance of the automotive operations’ president is probable within the time period covered by the Company, an accrual for severance will be required.
Unconditional Purchase Orders
Noncancelable purchase order commitments for capital expenditures and raw materials, principally natural rubber, made in the ordinary course of business were $71,617 at December 31, 2006.
Supplier Dispute
During 2005, the Company resolved a dispute with raw material suppliers resulting in an agreement for reimbursement of $18,000 of previously expensed costs. This recovery was recorded as a reduction to cost of goods sold in the financial results of the North American Tire Operations segment.
Note 23 - Business Segments
The Company has two reportable segments – North American Tire Operations and International Tire Operations. The Company’s reportable segments are each managed separately.
The North American Tire Operations segment produces passenger and light truck tires, which are sold nationally and internationally in the replacement tire market to independent tire dealers, wholesale distributors, regional and national retail tire chains and large retail chains that sell tires as well as other automotive products, and supplies retread equipment and materials to the commercial truck tire industry.

The International Tire Operations segment currently manufactures and markets passenger car, light and medium truck and motorcycle tires for the replacement market, as well as racing tires and materials for the tire retread industry, in Europe and the United Kingdom. The segment manufactures and markets passenger car, bias and radial light and medium truck tires and off-the-road tires in China.
The following customers of the North American Tire Operations segment contributed ten percent or more of the Company’s total consolidated net sales in 2004, 2005 and 2006. Net sales and percentage of consolidated Company sales for these customers in 2004, 2005 and 2006 are as follows:

	2004		2005		2006
		Consolidated		Consolidated		Consolidated
Customer	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
TBC/Treadways	$279,172	13%	$323,815	15%	$365,767	14%

The accounting policies of the reportable segments are consistent with those described in the Significant Accounting Policies note to the consolidated financial statements. Corporate administrative expenses are allocated to segments based principally on assets, employees and sales. The following table details segment financial information:

	2004	2005	2006
Revenues
North American Tire	$1,862,954	$1,954,685	$2,096,174
International Tire	308,383	305,291	680,164
Eliminations and other	(89,728)	(104,791)	(100,096)

Consolidated	2,081,609	2,155,185	2,676,242

Segment profit (loss)
North American Tire	64,002	32,838	(4,020)
International Tire	21,370	(663)	9,427
Unallocated corporate charges and eliminations	(22,148)	(5,740)	(15,156)

Operating profit (loss)	63,224	26,435	(9,749)
Interest income	2,068	18,541	10,067
Dividend from unconsolidated subsidiary	—	—	4,286
Debt extinguishment costs	—	(4,228)	77
Other — net	(2,717)	(588)	2,077
Interest expense	(27,569)	(54,511)	(47,166)
Impairment of goodwill and indefinite-lived intangible asset	—	—	(51,546)

Income (loss) from continuing operations before income taxes and minority interest	35,006	(14,351)	(91,954)

Depreciation and amortization expense
North American Tire	98,327	97,526	104,786
International Tire	12,612	12,186	31,358
Corporate	3,658	5,955	2,229

Consolidated	114,597	115,667	138,373

Segment assets
North American Tire	1,222,723	1,320,557	1,198,862
International Tire	203,714	208,464	687,204
Corporate and other	1,241,647	623,165	349,213

Consolidated	2,668,084	2,152,186	2,235,279

Expenditures for long-lived assets
North American Tire	143,290	146,686	101,196
International Tire	10,817	24,970	86,859
Corporate	5,201	496	470

Consolidated	159,308	172,152	188,525

Geographic information for revenues, based on country of origin, and long-lived assets follows:

	2004	2005	2006
Revenues
North America	$1,779,694	$1,863,657	$2,028,917
Europe	285,488	272,923	285,412
Asia	16,427	18,605	361,913

Consolidated	2,081,609	2,155,185	2,676,242

Long-lived assets
North America	648,879	700,006	684,430
Europe	81,178	76,279	77,407
Asia	813	9,940	229,979

Consolidated	730,870	786,225	991,816
Shipments of domestically-produced products to customers outside the U. S. approximated eight percent of net sales in both 2005 and 2006.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Cooper Tire & Rubber Company
We have audited the accompanying consolidated balance sheets of Cooper Tire & Rubber Company (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the index at Item 15(a) (2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper Tire & Rubber Company at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock options in 2006. As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for pension and other postretirement benefit plans in 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cooper Tire & Rubber Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Ernst & Young LLP
Toledo, Ohio
February 26, 2007

SELECTED QUARTERLY DATA
(Dollar amounts in thousands except per share amounts.)
(Unaudited)

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$514,057	$510,930	$557,795	$572,403
Gross profit	48,682	37,910	55,426	45,332
Net loss	(1,044)	(6,418)	(1,075)	(6,496)
Basic loss per share	(0.01)	(0.10)	(0.02)	(0.11)
Diluted loss per share	(0.01)	(0.10)	(0.02)	(0.11)

Revenues from external customers:
North American Tire	$462,855	$458,874	$508,756	$524,200
International Tire	79,400	82,929	76,539	66,423
Eliminations and other	(28,198)	(30,873)	(27,500)	(18,220)

Net sales	$514,057	$510,930	$557,795	$572,403

Segment profit:
North American Tire	$6,452	$1,330	$16,278	$8,778
International Tire	180	2,536	67	(3,446)
Eliminations	(370)	(208)	(114)	247
Corporate	(381)	(3,245)	(2,159)	490

Operating profit	5,881	413	14,072	6,069
Interest expense	(14,215)	(13,715)	(13,545)	(13,036)
Debt extinguishment gains (losses)	—	(9,075)	(1,328)	6,175
Interest income	5,614	4,520	3,857	4,550
Other – net	1,229	305	(1,296)	(826)

Income (loss) from continuing operations before income taxes and minority interest	$(1,491)	$(17,552)	$1,760	$2,932

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$596,582	$624,785	$715,795	$739,080
Gross profit	43,605	29,192	51,538	73,228
Net loss	(5,468)	(22,922)	(24,878)	(32,622)
Basic loss per share	(0.09)	(0.37)	(0.41)	(0.53)
Diluted loss per share	(0.09)	(0.37)	(0.41)	(0.53)

Revenues from external customers:
North American Tire	$495,851	$463,448	$551,681	$585,194
International Tire	125,073	185,904	192,659	176,528
Eliminations and other	(24,342)	(24,567)	(28,545)	(22,642)

Net sales	$596,582	$624,785	$715,795	$739,080

Segment profit:
North American Tire	$(5,912)	$(29,895)	$(3,285)	$35,072
International Tire	3,415	7,710	3,137	(4,835)
Eliminations	(828)	(844)	1,673	(568)
Corporate	(1,014)	(2,863)	(8,846)	(1,866)

Operating profit	(4,339)	(25,892)	(7,321)	27,803
Interest expense	(10,813)	(11,584)	(12,964)	(11,805)
Debt extinguishment gains	77	—	—	—
Interest income	2,971	2,097	2,064	2,935
Dividend from unconsolidated subsidiary	4,609	(323)	—	—
Impairment of goodwill and indefinite-lived intangible asset	—	—	—	(51,546)
Other – net	33	(163)	1,704	503

Income (loss) from continuing operations before income taxes and minority interest	$(7,462)	$(35,865)	$(16,517)	$(32,110)

Certain amounts for 2005 have been reclassified to conform to the 2006 presentation. The operating results of Cooper-Chengshan have been included in the 2006 results since the February 4, 2006 acquisition date.

COOPER TIRE & RUBBER COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2004, 2005 and 2006

	Balance at	Additions			Balance
	Beginning	Charged	Business	Deductions	at End
	of Year	To Income	Acquisitions	(a)	of Year
Allowance for doubtful accounts
2004	$4,841,666	$961,322		$934,802	$4,868,186

2005	$4,868,186	$2,154,686		$1,257,506	$5,765,366

2006	$5,765,366	$2,499,348	$2,540,263	$1,924,517	$8,880,460

(a)	Accounts charged off during the year, net of recoveries of accounts previously charged off.

	Balance at	Additions			Balance
	Beginning	Charged	Charged	Deductions	at End
	of Year	To Income	To Equity	(a)	of Year
Tax valuation allowance
2004	$12,782,892	$—	$—	$(28,279,100)	$41,061,992

2005	$41,061,992	$—	$—	$425,118	$40,636,874

2006	$40,636,874	$18,135,790	$72,524,882	$2,657,372	$128,640,174

(a)	Change in reserve as a result of balance sheet reclassifications or charges to income from discontinued operations.

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
In accordance with the Securities and Exchange Commission’s published guidance, the Company’s assessment of internal control over financial reporting excluded the 2006 acquisition of Cooper-Chengshan which represents approximately 13.6 percent of consolidated net sales for the year ended December 31, 2006, and 16.5 percent of consolidated total assets as of December 31, 2006.
Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria in Internal Control – Integrated Framework issued by the COSO, and that the Company’s internal control over financial reporting is effective. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
     (c) Report of the Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Cooper Tire & Rubber Company
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Cooper Tire & Rubber Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cooper Tire & Rubber Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the 2006 acquisition of Cooper-Chengshan, which is included in the consolidated statements of the Company and constituted 16.5 percent of consolidated total assets as of December 31, 2006 and 13.6 percent of consolidated net sales for the year then ended. Management did not include an assessment of the internal control over financial reporting for Cooper-Chengshan because it was acquired in a business combination on February 4, 2006.
In our opinion, management’s assessment that Cooper Tire & Rubber Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cooper Tire & Rubber Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cooper Tire & Rubber Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 26, 2007 expressed an unqualified opinion thereon.
Ernst & Young LLP
Toledo, Ohio
February 26, 2007
     (d) Changes in Internal Control over Financial Reporting
During 2006, the Company experienced reorganization in its information technology area. The internal controls in this area were evaluated for effectiveness and the controls were assessed to be effective. The Company continues to assess and improve the design and effectiveness of its internal controls over financial reporting.
Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS AND CORPORATE GOVERNANCE
Information concerning the Company’s directors, corporate governance guidelines, Compensation Committee and Nominating and Governance Committee appears in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, which will be herein incorporated by reference.
AUDIT COMMITTEE
Information regarding the Audit Committee, including the identification of the Audit Committee members and the “audit committee financial expert,” appears in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, which will be herein incorporated by reference.
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, appears in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, which will be herein incorporated by reference.
CODE OF ETHICS
Information regarding the Company’s code of business conduct and ethics is available on the Company’s website at http://www.coopertire.com. To access this information, first click on “Company”, then click “Investors” and lastly click “Corporate Governance” of the Company’s website. Then, select the “Code of Business Conduct and Ethics” link listed on the lower left side of the web page under Corporate Governance.
Item 11. EXECUTIVE COMPENSATION
Information regarding executive and director compensation, Compensation Committee Interlocks and Insider Participation, and the Compensation Committee Report appears in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, which will be herein incorporated by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning the security ownership of certain beneficial owners and management of the Company’s voting securities and equity securities appears in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, which will be herein incorporated by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2006 regarding the Company’s equity compensation plans, all of which have been approved by the Company’s security holders:

Number of Securities
remaining available for
future issuance under
	Number of securities	Weighted-average	equity compensation
	to be issued upon	exercise price of	plans (excluding
	exercise of outstanding	outstanding options,	securities reflected
	options, warrants and rights	warrants and rights	in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	3,032,551	$17.76	5,447,607
Equity compensation plans not approved by stockholders	—	—	—

Total	3,032,551	$17.76	5,447,607

Additional information on equity compensation plans is contained in the “Stock-Based Compensation” note to the consolidated financial statements.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
There were no transactions with related persons during 2006.
Information regarding the independence of the Company’s directors appears in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, which will be herein incorporated by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding the Company’s independent auditor appears in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, which will be herein incorporated by reference.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
 (a) The following documents are filed as part of this report:
     1. Consolidated Financial Statements
     2. Financial Statement Schedule

Valuation and qualifying accounts – Allowance for doubtful accounts and tax valuation allowance	70
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

COOPER TIRE & RUBBER COMPANY
/s/ Roy V. Armes
Roy V. Armes President and Chief Executive Officer

Date: March 1, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roy V. Armes ROY V. ARMES	President, Chief Executive Officer and Director	March 1, 2007
(Principal Executive Officer)

/s/ Philip G. Weaver PHILIP G. WEAVER	Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2007

/s/ Robert W. Huber ROBERT W. HUBER	Director of External Reporting (Principal Accounting Officer)	March 1, 2007

ARTHUR H. ARONSON*	Director	March 1, 2007

LAURIE J. BREININGER*	Director	March 1, 2007

STEVEN M. CHAPMAN*	Director	March 1, 2007

JOHN J. HOLLAND*	Director	March 1, 2007

JOHN F. MEIER*	Director	March 1, 2007

BYRON O. POND*	Director	March 1, 2007

JOHN H. SHUEY*	Director	March 1, 2007

RICHARD L. WAMBOLD*	Director	March 1, 2007

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-indicated directors of the registrant and filed herewith as Exhibit 24 on behalf of the registrant.

*By:	/s/ James E. Kline JAMES E. KLINE, Attorney-in-fact

EXHIBIT INDEX

(3)	Certificate of Incorporation and Bylaws

	(i)	Certificate of Incorporation, as restated and filed with the Secretary of State of Delaware on May 17, 1993, is incorporated herein by reference from Exhibit 3(i) of the Company’s Form 10-Q for the quarter ended June 30, 1993

Certificate of Correction of Restated Certificate of Incorporation, as filed with the Secretary of State of Delaware on November 24, 1998, is incorporated by reference from Exhibit 3(i) of the Company’s Form 10-K for the year ended December 31, 1998

	(ii)	Bylaws, as amended as of February 28, 2007, are incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K dated February 28, 2007.

(4)	(i)	Prospectus Supplement dated March 20, 1997 for the issuance of $200,000,000 notes is incorporated herein by reference from Form S-3 – Registration Statement No. 33-44159

	(ii)	Amended and Restated Rights Agreement, dated May 11, 1998, between the Company and The Fifth Third Bank as Rights Agent is incorporated herein by reference from Exhibit 4 to the Company’s Form 8-K dated May 15, 1998

	(iii)	Amendment No. 1 to Amended and Restated Rights Agreement dated as of May 7, 2004, by and among Cooper Tire & Rubber Company, Fifth Third Bank and Computershare Investor Services, LLC is incorporated herein by reference from Exhibit 4 of the Company’s Form 10-Q for the quarter ended September 30, 2004

	(iv)	Prospectus Supplement dated December 8, 1999 for the issuance of an aggregate $800,000,000 notes is incorporated herein by reference from Form S-3 – Registration Statement No. 333-89149

(10)	(i)	Second Amended and Restated Employment Agreement dated as of February 6, 2002 between Cooper Tire & Rubber Company and Thomas A. Dattilo is incorporated herein by reference from Exhibit (10)(ii) of the Company’s Form 10-K for the year ended December 31, 2001 *

	(ii)	First Amendment to Amended and Restated Employment Agreement dated as of July 18, 2003 between Cooper Tire & Rubber Company and Thomas A. Dattilo is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended June 30, 2003 *

	(iii)	Employment Agreement dated as of June 6, 2000 between Cooper Tire & Rubber Company and Philip G. Weaver is incorporated herein by reference from Exhibit (10)(v) of the Company’s Form 10-K for the year ended December 31, 2001 *

	(iv)	Second Amended and Restated Employment Agreement dated October 13, 2006 by and between Cooper Tire & Rubber Company and Philip G. Weaver is incorporated herein by reference from Exhibit (10)(1) for the Company’s Form 8-K dated October 13, 2006*

	(v)	Employment Agreement dated as of July 17, 2002 between Cooper Tire & Rubber Company and D. Richard Stephens incorporated herein by reference from Exhibit (10)(ii) of the Company’s Form 10-Q for the quarter ended September 30, 2002 *

	(vi)	First Amendment to Employment Agreement dated as of February 4, 2004 between Cooper Tire & Rubber Company and D. Richard Stephens incorporated herein by reference from Exhibit (10)(i) of the Company’s Form 10-Q for the quarter ended March 31, 2004 *

	(vii)	Employment Agreement dated as of December 19, 2006 between Cooper Tire & Rubber Company and Roy V. Armes incorporated by reference from Exhibit (10)(1) of the Company’s Form 8-K dated December 19, 2006*

	(viii)	Description of management contracts, compensatory plans, contracts, or arrangements will be herein incorporated by reference from the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders *

	(ix)	Amended and Restated Credit Agreement dated as of September 1, 2000 by and among Cooper Tire & Rubber Company, the Banks and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(i) of the Company’s Form 10-Q for the quarter ended March 31, 2001

(x)	Amendment No. 1 to the Amended and Restated Credit Agreement dated as of March 27, 2001 by and among Cooper Tire & Rubber Company, the Banks and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(ii) of the Company’s Form 10-Q for the quarter ended March 31, 2001

(xi)	Amendment No. 2 to the Amended and Restated Credit Agreement dated as of August 30, 2001 among Cooper Tire & Rubber Company, the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(i) of the Company’s Form 10-Q for the quarter ended September 30, 2001

(xii)	Amendment No. 3 to the Amended and Restated Credit Agreement dated as of September 30, 2001 among Cooper Tire & Rubber Company, the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(ii) of the Company’s Form 10-Q for the quarter ended September 30, 2001

(xiii)	Amendment No. 4 to the Amended and Restated Credit Agreement dated as of November 1, 2001 among Cooper Tire & Rubber Company, the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(iii) of the Company’s Form 10-Q for the quarter ended September 30, 2001

(xiv)	Amendment No. 5 to the Amended and Restated Credit Agreement dated as of December 21, 2001 among Cooper Tire & Rubber Company, the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(xiii) of the Company’s Form 10-K for the year ended December 31, 2001

(xv)	Amendment No. 6 to the Amended and Restated Credit Agreement dated as of August 29, 2002 among Cooper Tire & Rubber Company, the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10)(i) of the Company’s Form 10-Q for the quarter ended September 30, 2002

(xvi)	Amendment No. 7 to the Amended and Restated Credit Agreement dated as of August 28, 2003 among Cooper Tire & Rubber Company, the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended September 30, 2003

(xvii)	Amendment No. 8 to the Amended and Restated Credit Agreement dated as of June 30, 2004 among Cooper Tire & Rubber Company, the Banks, and PNC Bank, National Association, as agent for the Banks is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended June 30, 2004

(xviii)	Purchase and Sale Agreement dated as of August 30, 2006, by and among Cooper Tire & Rubber Company, Oliver Rubber Company and Cooper Receivables LLC is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated August 30, 2006

(xix)	Receivables Purchase Agreement dated as of August 30, 2006, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, PNC Bank, National Association, and the various purchaser groups from time to time party thereto is incorporated herein by reference from Exhibit (10)(2) of the Company’s Form 8-K dated August 30, 2006

(xx)	First Amendment to Receivables Purchase Agreement, dated as of November 30, 2006, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company and PNC Bank, National Association is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated November 30, 2006

(xxi)	1991 Stock Option Plan for Non-Employee Directors is incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 26, 1991 *

(xxii)	1996 Stock Option Plan is incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 26, 1996 *

(xxiii)	1998 Incentive Compensation Plan and 1998 Employee Stock Option Plan are incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 24, 1998 *

(xxiv)	Amended and Restated 1998 Non-Employee Directors Compensation Deferral Plan is incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 24, 1998 *

(xxv)	2001 Incentive Compensation Plan is incorporated herein by reference from the Appendix A to the Company’s Proxy Statement dated March 20, 2001 *

(xxvi)	Executive Deferred Compensation Plan is incorporated herein by reference from Exhibit (10)(iv) of the Company’s Form 10-Q for the quarter ended September 30, 2001 *

	(xxvii)	2002 Non-Employee Directors Stock Option Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated March 27, 2002 *

	(xxviii)	2006 Incentive Compensation Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated March 21, 2006*

	(xxix)	Stock Purchase Agreement dated as of September 16, 2004 by and among Cooper Tire & Rubber Company, Cooper Tyre & Rubber Company UK Limited and CSA Acquisition Corp. is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended September 30, 2004

	(xxx)	First Amendment to Stock Purchase Agreement dated as of December 3, 2004 by and among Cooper Tire & Rubber Company, Cooper Tyre & Rubber Company UK Limited and CSA Acquisition Corp. is herein incorporated by reference from Exhibit (xxvi) of the Company’s Form 10-K for the year ended December 31, 2004

	(xxxi)	Strategic Subscription Agreement dated as of January 7, 2005 between Kumho Tire Co. Inc. and Cooper Tire & Rubber Company is herein incorporated by reference from Exhibit (xxvii) of the Company’s Form 10-K for the year ended December 31, 2004

	(xxxii)	Sino-Foreign Equity Joint Venture Contract for Cooper Chengshan (Shandong) Passenger Tire Company Ltd. by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Tire Investment Holding (Barbados) Ltd. and Joy Thrive Investments Limited is incorporated herein by reference from Exhibit (xxvii) of the Company’s Form 10-K for the year ended December 31, 2005

	(xxxiii)	Asset Purchase Agreement by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Chengshan (Shandong) Passenger Tire Company Ltd. and Chengshan Group Limited is incorporated herein by reference from Exhibit (xxviii) of the Company’s Form 10-K for the year ended December 31, 2005

	(xxxiv)	Sino-Foreign Equity Joint Venture Contract for Cooper Chengshan (Shandong) Tire Company Ltd. by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Tire Investment Holding (Barbados) Ltd. and Joy Thrive Investments Limited is incorporated herein by reference from Exhibit (xxix) of the Company’s Form 10-K for the year ended December 31, 2005

	(xxxv)	Asset Purchase Agreement by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Chengshan (Shandong) Tire Company Limited and Chengshan Group Company Limited is incorporated herein by reference from Exhibit (xxx) of the Company’s Form 10-K for the year ended December 31, 2005

	(xxxvi)	Sino-Foreign Equity Joint Venture Contract for Rongcheng Chengshan Steel Cord Company Ltd. by and between Chengshan Group Company Limited and CTB (Barbados) Investment Co. Ltd is incorporated herein by reference from Exhibit (xxxi) of the Company’s Form 10-K for the year ended December 31, 2005

	(xxxvii)	Share Purchase Agreement by and among Chengshan Group Company Limited and CTB (Barbados) Investment Co. Ltd. is incorporated herein by reference from Exhibit (xxxii) of the Company’s Form 10-K for the year ended December 31, 2005

	(xxxviii)	Supplementary Agreement by and among Shandong Chengshan Tire Company Limited by Shares, Cooper Tire Investment Holding (Barbados) Ltd., Joy Thrive Investments Limited, Chengshan Group Company Limited and CTB (Barbados) Investment Co., Ltd.

(13)	Annual report to security holders

(21)	Subsidiaries of the Registrant

(23)	Consent of Independent Registered Public Accounting Firm

(24)	Power of Attorney

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a)/15d–14(a) of the Exchange Act

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a)/15d–14(a) of the Exchange Act

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contracts or compensatory plans or arrangements.