Form 10-Q
period 2007-03-31
COOPER TIRE & RUBBER CO
filed 2007-05-02
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐     No ☑
Number of shares of common stock of registrant outstanding
at March 31, 2007: 61,678,012

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per-share amounts)

	December 31,	March 31,
	2006	2007
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$221,655	$262,443
Accounts receivable, less allowances of $8,880 in 2006 and $8,914 in 2007	414,096	444,383
Inventories at lower of cost or market:
Finished goods	240,100	247,398
Work in process	28,458	31,485
Raw materials and supplies	83,129	92,579

	351,687	371,462

Other current assets	21,686	130,455
Deferred income taxes	—	—

Total current assets	1,009,124	1,208,743
Property, plant and equipment:
Land and land improvements	37,326	37,601
Buildings	298,706	299,185
Machinery and equipment	1,636,091	1,659,284
Molds, cores and rings	268,158	269,165

	2,240,281	2,265,235
Less accumulated depreciation and amortization	1,252,692	1,267,881

Net property, plant and equipment	987,589	997,354
Goodwill	24,439	24,439
Intangibles, net of accumulated amortization of $22,446 in 2006 and $24,202 in 2007	37,399	35,757
Restricted cash	7,550	7,579
Other assets	169,178	62,791

	$2,235,279	$2,336,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$144,803	$148,035
Payable to non-controlling owner	19,527	22,906
Accounts payable	238,181	259,416
Accrued liabilities	117,005	139,692
Income taxes	4,698	8,831
Liabilities related to the sale of automotive operations	3,038	1,251

Total current liabilities	527,252	580,131

Long-term debt	513,213	523,146
Postretirement benefits other than pensions	258,579	261,337
Other long-term liabilities	217,743	224,416
Long-term liabilities related to the sale of automotive operations	8,913	9,281
Deferred income taxes	—	—
Minority interests	69,688	73,587
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 86,322,514 shares issued in 2006 and 86,322,514 in 2007	86,323	86,323
Capital in excess of par value	38,144	37,570
Retained earnings	1,256,971	1,271,240
Cumulative other comprehensive loss	(282,552)	(277,314)

	1,098,886	1,117,819
Less: 24,943,265 common shares in treasury in 2006 and 24,644,502 in 2007, at cost	(458,995)	(453,054)

Total stockholders’ equity	639,891	664,765

	$2,235,279	$2,336,663

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006 AND 2007
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2006	2007

Net sales	$596,582	$689,085
Cost of products sold	552,977	615,541

Gross profit	43,605	73,544

Selling, general and administrative	47,944	41,953
Restructuring	—	1,174

Operating profit (loss)	(4,339)	30,417

Interest expense	(10,813)	(12,519)
Interest income	2,971	3,529
Debt extinguishment	77	—
Dividend from unconsolidated subsidiary	4,609	2,007
Other — net	33	4,606

Income (loss) from continuing operations before income taxes	(7,462)	28,040

Income tax benefit (expense)	2,307	(7,265)

Income (loss) from continuing operations before minority interests	(5,155)	20,775

Minority interests	(313)	(399)

Income (loss) from continuing operations	(5,468)	20,376

Income from discontinued operations, net of income taxes	314	375

Net income (loss)	$(5,154)	$20,751

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.09)	$0.33
Income from discontinued operations	0.01	0.01

Net income (loss)	$(0.08)	$0.34

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.09)	$0.33
Income from discontinued operations	0.01	0.01

Net income (loss)	$(0.08)	$0.33 *

Weighted average number of shares outstanding (000’s):
Basic	61,330	61,475

Diluted	61,330	61,972

Dividends per share	$0.105	$0.105

*	Amounts do not add due to rounding.
See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2007
(UNAUDITED)
(Dollar amounts in thousands)

	2006	2007
Operating activities:
Net income (loss)	$(5,154)	$20,751
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operations:
Income from discontinued operations, net of income taxes	(314)	(375)
Depreciation	30,039	32,545
Amortization	1,304	2,016
Deferred income taxes	507	755
Stock based compensation	473	1,031
Gain on sale of corporate aircraft	—	(4,165)
Noncontrolling shareholders’ income (expense)	313	399
Restructuring asset write-down	—	197
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(68,359)	(34,373)
Inventories	(66,693)	(18,991)
Other current assets	4,112	(557)
Accounts payable	40,102	23,673
Accrued liabilities	40,362	21,719
Other items	(9,500)	15,588

Net cash provided by (used in) continuing operations	(32,808)	60,213
Net cash used in discontinued operations	(1,120)	(1,044)

Net cash provided by (used in) operating activities	(33,928)	59,169

Investing activities:
Property, plant and equipment	(33,323)	(43,406)
Acquisition of business, net of cash acquired	(40,145)	—
Proceeds from the sale of assets	1	6,796

Net cash used in investing activities	(73,467)	(36,610)

Financing activities:
Issuance of (payments on) debt	20,219	11,876
Payments on long-term debt	(4,000)	—
Contributions of joint venture partner	11,000	8,500
Payment of dividends	(6,440)	(6,474)
Issuance of common shares and excess tax benefits on options	116	4,329

Net cash provided by financing activities	20,895	18,231

Effects of exchange rate changes on cash of continuing operations	(398)	(2)

Changes in cash and cash equivalents	(86,898)	40,788

Cash and cash equivalents at beginning of year	280,712	221,655

Cash and cash equivalents at end of period	$193,814	$262,443

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per-share amounts)
1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. There is a year-round demand for the Company’s passenger and truck replacement tires, but passenger replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of August through November. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Certain amounts for the prior year have been reclassified to conform to 2007 presentations. Included in the Payable to non-controlling owner at December 31, 2006 was a $32 million bank loan which has now been paid through the issuance of short-term notes. The December 31, 2006 Notes payable amount has been increased by $32 million and the Payable to non-controlling owner has been reduced to reflect this bank loan. At December 31, 2006, the Cooper-Kenda joint venture included $4.2 million of land use rights as Land and land improvements in the Property, plant and equipment section of the balance sheet. These land use rights have been reclassified to Other assets from Land and land improvements.

2	The following table details information on the Company’s operating segments.

	Three months ended March 31
	2006	2007
Revenues from external customers:
North American Tire	$495,851	$534,574
International Tire	125,073	182,961
Eliminations	(24,342)	(28,450)

Net sales	$596,582	$689,085

Segment profit (loss):
North American Tire	$(5,912)	$28,085
International Tire	3,415	6,114
Eliminations	(827)	(825)
Unallocated corporate charges	(1,015)	(2,957)

Operating profit (loss)	(4,339)	30,417
Interest expense	(10,813)	(12,519)
Interest income	2,971	3,529
Debt extinguishment	77	—
Dividend from unconsolidated subsidiary	4,609	2,007
Other — net	33	4,606

Income (loss) from continuing operations before income taxes	$(7,462)	$28,040

3.	As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” The Company adopted SFAS No. 123 (R) using the modified prospective method of transition.

Prior to the adoption of SFAS No. 123 (R), the Company presented all benefits of its tax deductions resulting from the exercise of share-based compensation as operating cash flows in its Statement of Cash Flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the three months ended March 31, 2007, the Company recognized $457 of excess tax benefits as a financing cash inflow.

There were no option grants made in the first quarter of 2007. In 2006, the fair value of option grants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

2006

Risk-free interest rate	4.5%
Dividend yield	2.9%
Expected volatility of the Company’s common stock	0.350
Expected life in years	6.8
The weighted-average fair value of options granted in February of 2006 was $5.29. The estimated fair value of options is amortized to expense over the options’ vesting period.

The Company recorded $51 of stock compensation expense in the first quarter of 2007 associated with the 2006 stock option awards.
With the adoption of SFAS No. 123(R), the Company has recognized compensation expense associated with restricted stock units granted in 2006 and 2007 based on the earlier of the vesting date or the date when the employee becomes eligible to retire. The Company recognized $417 in 2006 and $980 in 2007 in compensation expense associated with restricted stock units and stock awards.
The following table provides details of the restricted stock unit activity for the three months ended March 31, 2007:

Restricted stock units outstanding at January 1, 2007	126,475

Restricted stock units granted	284,334
Accrued dividend equivalents	2,174
Restricted stock units settled	(38,387)

Restricted stock units outstanding at March 31, 2007	374,596

4.	The following table discloses the amount of net periodic benefit costs for the three months ended March 31, 2006 and 2007 for the Company’s defined benefit plans and other postretirement benefits relating to continuing operations:

			Other
	Pension Benefits		Postretirement Benefits
	2006	2007	2006	2007
Components of net periodic benefit cost:
Service cost	$5,588	$5,475	$1,431	$1,393
Interest cost	14,093	15,406	3,901	3,919
Expected return on plan assets	(18,317)	(19,229)	—	—
Amortization of prior service cost	117	177	(77)	(77)
Recognized actuarial loss	4,687	3,797	877	709

Net periodic benefit cost	$6,168	$5,626	$6,132	$5,943

5.	On an annual basis, disclosure of comprehensive income is incorporated into the Statement of Shareholders’ Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, unrealized gains or losses on certain marketable securities and derivative instruments, underfunded postretirement benefit plans and in interim 2006 quarters only, minimum pension liability adjustments.

The Company’s comprehensive income is as follows:

	Three months ended March 31
	2006	2007
Income (loss) from continuing operations	$(5,468)	$20,376
Other comprehensive income (loss):
Currency translation adjustments	2,383	1,352
Unrealized net gains on derivative instruments	(1,163)	(431)
Minimum pension liability	(411)	—
Underfunded postretirement benefit plans	—	4,317

Comprehensive income (loss) from continuing operations	$(4,659)	$25,614

6.	During 2007, the Company recorded restructuring expenses associated with four initiatives.

In May of 2006, the North American Tire Operations segment announced the planned closure of its manufacturing facility in Athens, Georgia with an estimated cost of between $10,000 and $11,000. The Company approved the manufacturing plant closure because this plant’s production could be absorbed by other Company facilities. The facility was closed early in the third quarter. During the first quarter of 2007, the Company recorded $126 of restructuring costs associated with this initiative. The remaining assets of the facility were written down to fair value resulting in a charge of $117. Employee relocation costs of $6 were offset by adjustments for medical costs and a change in employment status which reduced the severance accrual by $118. Equipment relocation and closure costs of $121 were recorded. The total cost of this initiative through March 31, 2007 is $11,249. At December 31, 2006, the accrued severance balance was $410 and during the first quarter, payments totaling $224 were made and the above adjustments of $118 were recorded, resulting in an accrued severance balance at March 31, 2007 of $68. At December 31, 2006, the assets of the facility, with a fair value of $4,000, were considered as “held for sale” and were included on the Other current assets line of the Company’s Consolidated Balance Sheets. In February 2007, the land, building and the majority of the equipment were sold for $3,000.

In September of 2006, the North American Tire Operations segment announced its plans to reconfigure its tire manufacturing facility in Texarkana, Arkansas so that its production levels can “flex” to meet tire demand. This reconfiguration is expected to result in a workforce reduction of approximately 350 people. This reduction is expected to be accomplished through attrition and layoffs. Certain equipment in the facility will be relocated to meet the flexible production requirements. The Company has targeted the end of the third quarter of 2007 as the completion date for this plant reconfiguration. The cost of this initiative is estimated to range from $8,000 to $11,500. This amount consists of equipment relocation and associated costs of between $5,000 and $7,000 and personnel related costs of between $3,000 and $4,500. During the first quarter of 2007, the Company recorded equipment relocation costs of $479. The Company has recorded $1,202 of equipment relocation costs for this initiative to date.

In November of 2006, a restructuring of salaried support positions was announced. The restructuring will be accomplished through reductions in part-time assistance, normal attrition and targeted severance actions. Approximately 81 full time equivalent positions were eliminated as a result of this initiative which was completed at the end of the first quarter of 2007. During the first quarter of 2007, the Company recorded $444 of additional severance benefits and made payments of $371, resulting in an accrued severance balance at March 31, 2007 of $882. The Company accrued a total of $1,291 of severance benefits associated with this initiative to date. Payments for outplacement services of $6 were made during the quarter and total $23 for the initiative to date.

In December of 2006, the North American Tire Operations segment initiated a plan to reduce the number of stock-keeping units manufactured in its facilities and to take tire molds out of service. Under this initiative, 481 molds were identified. At March 31, 2007, all molds have been taken out of service. Both the mold write-off and the increased depreciation expense associated with the change in the estimate of useful life were recorded as restructuring expense. During the first quarter, $80 of accelerated depreciation was recorded. Through March 31, 2007, $378 of molds have been written-off and $107 of additional depreciation associated with this initiative has been recorded.
7.	The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population, and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities since December 31, 2006:

Reserve at December 31, 2006	$15,967
Additions	3,723
Payments	(4,194)

Reserve at March 31, 2007	$15,496

8.	The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000.

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

The Company’s exposure for each claim occurring prior to April 1, 2003 is limited by the coverage provided by its excess liability insurance program. The program for that period includes a relatively low per claim retention and a policy year aggregate retention limit on claims arising from occurrences which took place during a particular policy year. Effective April 1, 2003, the Company established a new excess liability insurance program. The new program covers the Company’s products liability claims occurring on or after April 1, 2003 and is occurrence-based insurance coverage which includes an increased per claim retention limit, increased policy limits, and the establishment of a captive insurance company. For the policy years ending March 31, 2007 and 2008, the total per claim retention limit is $25,000.

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
Products liability costs totaled $17,292 and $14,082 for the periods ended March 31, 2006 and 2007, respectively, and include recoveries of legal fees of $2,567 and $1,966 in the periods ended March 31, 2006 and 2007, respectively. Policies applicable to claims occurring on April 1, 2003 and thereafter do not provide for recovery of legal fees.
9.	The Company’s accrued liabilities due within one year are:

	December 31,	March 31,
	2006	2007

Payroll and withholdings	$28,443	$39,495
Dealer incentive programs	19,778	7,298
Products liability	16,056	16,526
Other	52,728	76,373

	$117,005	$139,692

10.	The Company’s other assets are:

	December 31,	March 31,
	2006	2007

Investment in Kumho Tire Co., Inc.	$107,961	$—
Other	61,217	62,791

	$169,178	$62,791

The Company plans to exercise its put option associated with its investment in Kumho Tire Co., Inc. in February 2008 and monetize this investment. This asset has been classified as an other current asset in the balance sheet at March 31, 2007.

11.	For the quarter ended March 31, 2007, the Company recorded an income tax expense at a forecasted annual effective tax rate of 28.8 percent for continuing operations exclusive of discrete items. This compares to an effective tax benefit for continuing operations for the comparable 2006 quarter of 23.7 percent. The 2007 annualized effective tax rate is favorably impacted by an anticipated net decrease in U.S. deferred tax assets which have been fully reserved by a valuation allowance as discussed below plus the continuation of tax holidays in certain jurisdictions in which the Company has operations. The forecasted rate is adversely impacted by the mix of earnings by jurisdiction in 2007 as compared to the mix in 2006. Taxes were calculated for the periods utilizing anticipated effective tax rates by jurisdiction forecasted for the full year.

The Company continues to maintain a valuation allowance pursuant to SFAS No. 109, “Accounting for Income Taxes,” on its net U.S. deferred tax asset position. The valuation allowance will be maintained as long as it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the United States, the Company has recorded significant deferred tax assets, the largest of which relate to products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relate to accelerated depreciation. Based upon this assessment, the Company maintains a $126,500 valuation allowance for the portion of U.S. deferred tax assets exceeding its deferred tax liabilities.

At January 1, 2007, upon the adoption of FIN No. 48, “Accounting for Uncertainty in Income Taxes”, the Company had no Cumulative Effect Adjustment. The Company’s liability for unrecognized tax benefits for permanent and temporary book/tax differences for continuing operations, exclusive of interest, totaled approximately $2,000. Of this amount, the effective rate would change upon the recognition of approximately $1,200 of these unrecognized tax benefits. The Company had approximately $1,000 accrued for the payment of interest which has been recorded through its tax provision and reflected in its tax accounts. There has been no material change in these balances at March 31, 2007.

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

Consolidated Results of Operations
(Dollar amounts in millions except per share amounts)

	Three months ended March 31
	2006	Change	2007
Revenues:
North American Tire	$495.9	7.8%	$534.6
International Tire	125.0	46.4%	183.0
Eliminations	(24.3)	17.3%	(28.5)

Net sales	$596.6	15.5%	$689.1

Segment profit (loss):
North American Tire	$(5.9)	n/m	$28.1
International Tire	3.4	79.4%	6.1
Unallocated corporate charges	(1.0)	n/m	(3.0)
Eliminations	(0.8)	—	(0.8)

Operating profit	(4.3)	n/m	30.4
Interest expense	(10.8)	15.7%	(12.5)
Interest income	3.0	16.7%	3.5
Dividend from unconsolidated subsidiary	4.6	-56.5%	2.0
Other — net	—	n/m	4.6

Income (loss) from continuing operations before income taxes	(7.5)		28.0

Income tax benefit (expense)	2.3		(7.2)

Income (loss) from continuing operations before minority interests	(5.2)		20.8

Minority interests	(0.3)		(0.4)

Income (loss) from continuing operations	$(5.5)		$20.4

Basic earnings (loss) per share	$(0.09)		$0.33

Diluted earnings (loss) per share	$(0.09)		$0.33

Consolidated net sales for the three-month period ended March 31, 2007 were $92.5 million higher than for the comparable period one year ago. During the first quarter of 2007, the sales of Cooper-Chengshan were included for three months while in 2006 only the sales from the acquisition date of February 4, 2006 until quarter-end were included. This accounted for $29.0 million of the sales increase. The remainder of the increase in net sales for the first quarter of 2007 compared to the first quarter of 2006 was the result of improved net pricing in both the North American Tire and International Tire Operations and higher volume from the International Tire Operations, partially offset by unfavorable mix from the International Tire Operations. Operating profit in the first quarter of 2007 increased by $34.0 million from the operating profit reported for the first quarter of 2006. The favorable impacts of the Cooper-Chengshan acquisition, improved pricing and volume and lower advertising costs were partially offset by higher raw material costs, less favorable plant operations due primarily to the reconfiguration of the Texarkana, Arkansas manufacturing facility and higher incentive-related compensation expense.

The Company continued to experience increases in the costs of certain of its principal raw materials during the first quarter of 2007 compared with the levels experienced during the first quarter of 2006. The principal raw materials for the Company include synthetic rubber, carbon black, natural rubber, chemicals and reinforcement components. A significant portion of the Company’s raw materials are crude oil-based, a commodity which set new price ceilings during 2006. The increases in the cost of crude oil and natural rubber were equally significant drivers of higher raw material costs during the first quarter of 2007 which were up about $4.5 million from the first quarter of 2006. The pricing volatility in commodities such as natural rubber and crude oil contributed to the difficulty in managing the costs of related raw materials. The increased price of crude oil and the growing global demand for its derivative products is contributing to the cost increases being experienced for raw materials used by the Company.
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
Selling, general and administrative expenses were $42.0 million in the first quarter of 2007 (6.1 percent of net sales) and $47.9 million in the first quarter of 2006 (8.0 percent of net sales). This decrease was due primarily to lower advertising costs in the North American Tire Operations segment as a result of cost reductions and timing of advertising spending. This lower advertising spending was partially offset by higher incentive-related compensation expense in the first quarter of 2007 compared to the first quarter of 2006.
Interest expense increased $1.7 million in the first quarter of 2007 from the first quarter of 2006 as a result of the debt related to investments in China.
Interest income in the first quarter of 2007 was $3.5 million compared to $3.0 million in the comparable period of 2006 as a result of higher cash levels in 2007 than in 2006.
The Company recorded dividend income from its investment in the Kumho Tire Co., Inc. in both 2007 and 2006. The dividend rate in 2007 was approximately $.27 per share and the rate in 2006 was approximately $.61 per share. The Company owns the equivalent of 7,500,000 shares.
Other — net increased by $4.6 million in the first quarter of 2007 compared to 2006 as a result of the sale of a corporate aircraft.
For the quarter ended March 31, 2007, the Company recorded an income tax expense at a forecasted annual effective tax rate of 28.8 percent for continuing operations exclusive of discrete items. This compares to an effective tax benefit for continuing operations for the comparable 2006 quarter of 23.7 percent. The 2007 annualized effective tax rate is favorably impacted by an anticipated net decrease in U.S. deferred tax assets which have been fully reserved by a valuation allowance as discussed below plus the continuation of tax holidays in certain jurisdictions in which the Company has operations. The forecasted rate is adversely impacted by the mix of earnings by jurisdiction in 2007 as compared to the mix in 2006. Taxes were calculated for the periods utilizing anticipated effective tax rates by jurisdiction forecasted for the full year.
The Company continues to maintain a valuation allowance pursuant to SFAS No. 109, “Accounting for Income Taxes,” on its net U.S. deferred tax asset position. The valuation allowance will be maintained as long as it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the United States, the Company has recorded significant deferred tax assets, the largest of which relate to products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relate to accelerated depreciation. Based upon this assessment, the Company maintains a $126.5 million valuation allowance for the portion of U.S. deferred tax assets exceeding its deferred tax liabilities.

North American Tire Operations Segment

	Three months ended March 31
	2006	Change	2007
(Dollar amounts in millions)
Sales	$495.9	7.8%	$534.6
Operating profit (loss)	$(5.9)	n/m	$28.1
Unit sales change		-2.8%
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
Sales
Sales of the North American Tire Operations segment increased $38.7 million in the first quarter of 2007 from levels in 2006. The increase in sales was a result of improved net pricing and product mix ($55.9 million) partially offset by lower unit volume ($17.2 million). The improved pricing was the result of price increases implemented during 2006. The segment’s increased unit sales in the SUV tire replacement market and decreases in unit sales in the economy and broadline tire lines contributed to the improved product mix. The segment experienced a slight decrease in unit sales to its independent tire dealers due to the elimination of a marketing program that gave incentives to those dealers to purchase tires in the first quarter of 2006.
In the United States, the segment’s unit sales of total light vehicle tires decreased 1.3 percent in the first quarter of 2007 compared to the first quarter of 2006. This matches the Rubber Manufacturers Association industry decline in total light vehicle tire shipments of 1.3 percent; however, the total industry (which includes an estimate for imports) showed an increase of 0.8 percent in light vehicle tire shipments during the first quarter. The segment’s decrease in light vehicle tire units was due, in part, to the elimination of the marketing program noted above. In addition, the segment experienced high unit sales in the first quarter of 2006 as customers bought more tires in advance of an announced price increase effective in April 2006.
The segment also experienced decreased volume in mixed rubber pounds sold in the retread and custom mixing markets in the first quarter of 2007 compared to the first quarter of 2006. The decrease in mixed rubber pounds was due primarily to planned actions by the segment to eliminate certain unprofitable product lines.
Operating Profit
Segment operating profit increased $34.0 million in the first quarter of 2007 from the level in the first quarter of 2006. The impacts of improved net pricing and product mix ($35.1 million) were partially offset by decreased unit volumes ($3.4 million), restructuring charges ($1.1 million), higher incentive-related compensation expense and less favorable plant operations due primarily to the reconfiguration of the Texarkana, Arkansas manufacturing facility. The segment also experienced lower products liability expense and lower advertising costs due to cost reductions and timing of advertising spending. The first quarter of 2006 includes the cost of reduced production levels during the first two months of 2006 and the cost to convert one of the segment’s manufacturing facilities to a seven-day operation.

Segment Outlook
The segment continues to be optimistic regarding its opportunities for 2007. The segment has launched new products in its premium touring product offering to satisfy current customer requirements. These new products are expected to improve the profitability of the segment by increasing sales and improving the mix of its products. In addition, the segment has been implementing cost savings projects such as staffing and complexity reductions which will also contribute to improved earnings for the remainder of 2007.
The segment has previously outsourced radial medium truck and certain passenger tire products to Asian manufacturers, making domestic production capacity available for the production of larger light truck tires and other higher-margin products. The segment expects to source over one million radial medium truck and economy passenger tires in 2007 through various manufacturing initiatives. These initiatives are important to the segment’s ability to profitably provide tire products to its customers in North America.
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
The segment believes its operating profit levels will improve when compared to its 2006 results not only due to higher sales, but also due to the impact of improved pricing and product mix, the implementation of cost reduction programs, the leveling of raw material costs, the reduction of manufacturing complexity and the operation of its manufacturing facility in Texarkana, Arkansas on a flexible production schedule. Targeted growth plans for specific proprietary brand and key private brand customers, growth in high performance product lines, the introduction of a new premium touring tire and increasing demand for sport utility vehicle and light truck tire lines are expected to yield higher margins and contribute favorably to the segment’s operating profit.
International Tire Operations Segment

	Three months ended March 31
	2006	Change	2007
(Dollar amounts in millions)
Sales	$125.0	46.4%	$183.0
Operating profit	$3.4	79.4%	$6.1
Unit sales change		42.5%

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
Sales
Sales of the International Tire Operations segment increased $58.0 million, or 46.4 percent, in the first quarter of 2007 compared to the first quarter of 2006. The acquisition of Cooper-Chengshan contributed $31.6 million of sales in the first quarter of 2007. Foreign currency changes had a favorable impact of $8.4 million in the first quarter of 2007 compared to an unfavorable impact in 2006 of $5.6 million. The remainder of the increase in net sales in the first quarter of 2007 compared to the first quarter of 2006 was due to favorable pricing and higher unit volumes ($31.3 million), partially offset by unfavorable mix ($13.3 million).
Operating Profit
Operating profit for the segment in the first quarter of 2007 was approximately $2.7 million higher than in 2006. The impacts of the acquisition of Cooper-Chengshan and higher unit volumes ($5.8 million) were partially offset by higher raw material costs ($4.0 million), higher expenses related to the startup of the segment’s Asian operations and other costs.
Segment Outlook
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
Effective February 4, 2006, the Company acquired a 51 percent ownership position in Cooper Chengshan (Shandong) Passenger Tire Co. Ltd. and Cooper Chengshan (Shandong) Tire Company, Ltd. The agreement includes a 25 percent position in the steel cord factory which is located adjacent to the tire manufacturing facility in Rongchen City, Shandong, China. The two companies together were known as Shandong Chengshan Tire Company, Ltd. (“Chengshan”) of Shandong, China. The companies manufacture passenger car and light truck radial tires as well as radial and bias commercial tires primarily under the brand names of Chengshan and Austone. In 2007, the companies have begun producing tires under various associated house brand names.
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
Outlook for Company

The Company believes improving operating efficiencies, cost reduction projects and production realignment will enable it to continue to improve profitability in 2007 when compared to 2006 levels. The Company has specific projects focused on profitability improvement. It intends to reduce inventory by $100 million from the June 30, 2006 levels by the end of 2007. It is committed to identify, approve and implement $170 million in profit improvements through more contemporary product management, mix improvement, better pricing, a change in our manufacturing strategy and a multitude of cost reduction initiatives.
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
Raw material prices continue to prove very difficult to predict accurately. The high cost of crude oil, natural gas and natural rubber are believed to be more stable overall in 2007, but yet remain volatile in the short term. The Company continues to experience price escalation in these key commodities. The Company believes raw material costs will continue to increase in 2007 but at a less rapid rate in comparison to 2006. The Company expects less volatility in the second half of the year based on the fundamentals and global economic conditions of these key commodities. To address the higher raw material prices, the Company continues to evaluate the need for price increases.
Liquidity and Capital Resources
Generation and uses of cash — Net cash provided by operating activities of continuing operations was $60.2 million in the first three months of 2007, an increase of $93.0 million from the $32.8 million used in the first three months of 2006. Income after adjustments for non-cash items increased by $26.0 million. Changes in operating assets and liabilities generated $7.0 million in cash in 2007 versus a use of $60.0 million in 2006. In 2006, the inclusion of two months of Cooper-Chengshan operations contributed to the increases in accounts receivable, inventories, accounts payable and accrued liabilities. In the first quarter of 2006, the Company made an income tax payment of $13.0 million which is shown as a use of cash on the other items line.
Net cash used in investing activities during the first quarter of 2007 reflects capital expenditures of $43.4 million and proceeds from the sale of assets, the majority from the sale of a corporate aircraft, of $6.8 million. In 2006, net cash used in investing activities reflects the Company’s acquisition of its ownership position in Cooper-Chengshan for $40.1 million, net of cash acquired, and capital expenditures of $33.3 million.

In the first quarter of 2007, Cooper-Chengshan issued $6.0 million of short-term notes while the Company’s Cooper-Kenda joint venture issued $9.8 million of long-term notes and reduced current notes payable by $4.8 million. The joint venture also received $8.5 million from its joint venture partner for construction of the tire manufacturing facility in China.
In the first quarter of 2006, Cooper-Chengshan issued $15.0 million of long-term debt to its minority interest shareholder and $5.0 million in short-term debt to a financial institution. The Company’s Cooper-Kenda joint venture also received $11.0 million from its joint venture partner for construction of the tire manufacturing facility in China. The Board of Directors authorized the repurchase of up to $350 million of the Company’s outstanding debt on May 2, 2005 and the Company repurchased $4.0 million of additional debt during the first quarter of 2006.
Dividends paid on the Company’s common shares in the first quarter of 2007 and 2006 were $6.5 million and $6.4 million, respectively. During the first quarter of 2007, there were 279,554 stock options exercised.
Available credit facilities — The Company has a revolving credit facility with a consortium of ten banks that provides up to $175 million in credit facilities and expires August 31, 2008. The Company also has an accounts receivable securitization facility with a $175 million limit.
As of March 31, 2007, the Company was in compliance with the financial covenants contained in its credit agreements. At that date, the ratio of consolidated net indebtedness to consolidated capitalization was 40.6 percent and the interest coverage was 4.9 times compared to requirements of 55 percent maximum net indebtedness to consolidated capitalization ratio and minimum 3 times interest coverage. The Company anticipates that it will remain in compliance with these covenants in 2007 based upon its business forecast for the year.
Available cash and contractual commitments — At March 31, 2007, the Company had cash and cash equivalents of $262.4 million. The Company’s additional borrowing capacity through use of its credit agreement with its bank group and its accounts receivable securitization facility at March 31, 2007 was $330 million.
The Company expects capital expenditures for 2007 to be in the $200 million range. Of this capital expenditure amount, approximately $100 million will be in consolidated entities where the Company’s ownership is at or near 50 percent.
The Company has remaining obligations of $17.9 million to Chengshan relating to the acquisition of its 51 percent interest in the two Chinese companies previously wholly owned by Chengshan. These obligations are due upon the signing of the share pledge agreement providing collateral against unknown liabilities or upon the resolution of post-closing adjustments, if any, for which the period extends to July 2007. There are no significant long-term debt obligations due until 2009.
Contingencies
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at March 31, 2007. The Company is aggressively managing its product liability costs.

Forward-Looking Statements
This report contains what the Company believes are “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding projections, expectations or matters that the Company anticipates may happen with respect to the future performance of the industries in which the Company operates, the economies of the United States and other countries, or the performance of the Company itself, which involve uncertainty and risk. Such “forward-looking statements” are generally, though not always, preceded by words such as “anticipates,” “expects,” “believes,” “projects,” “intends,” “plans,” “estimates,” and similar terms that connote a view to the future and are not merely recitations of historical fact. Such statements are made solely on the basis of the Company’s current views and perceptions of future events, and there can be no assurance that such statements will prove to be true. It is possible that actual results may differ materially from those projections or expectations due to a variety of factors, including but not limited to:
•	changes in economic and business conditions in the world, especially the continuation of the global tensions and risks of further terrorist incidents that currently exist;

•	increased competitive activity, including the inability to obtain and maintain price increases to offset higher production or material costs;

•	the failure to achieve expected sales levels;

•	consolidation among the Company’s competitors and customers;

•	technology advancements;

•	fluctuations in raw material and energy prices, including those of steel, crude petroleum and natural gas and the unavailability of such raw materials or energy sources;

•	changes in interest and foreign exchange rates;

•	increases in pension expense resulting from investment performance of the Company’s pension plan assets and changes in discount rate, salary increase rate, and expected return on plan assets assumptions;

•	government regulatory initiatives, including the proposed and final regulations under the TREAD Act;

•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons;

•	the impact of labor problems, including a strike brought against the Company or against one or more of its large customers;

•	litigation brought against the Company;

•	an adverse change in the Company’s credit ratings, which could increase its borrowing costs and/or hamper its access to the credit markets;

•	the inability of the Company to execute its cost reduction/Asian strategies;

•	the failure of the Company’s suppliers to timely deliver products in accordance with contract specifications;

•	the impact of reductions in the insurance program covering the principal risks to the Company, and other unanticipated events and conditions; and

•	the failure of the Company to achieve the full cost reduction and profit improvement targets set forth in presentations made by senior management and filed on Forms 8-K on September 7, 2006, October 31, 2006 and April 5, 2007.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk at March 31, 2007 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006.
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
There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at March 31, 2007.
Item 1A. RISK FACTORS
There have been no material changes in the risk factors at March 31, 2007 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Company’s Annual Meeting of Stockholders was held on May 1, 2007.
(b)	All of the nominees for directors, as listed below under (c) and on pages 3 and 4 of the Company’s Proxy Statement dated March 22, 2007, were elected. The following directors have terms of office which continued after the meeting.

Laurie J. Breininger	John F. Meier
Steven M. Chapman	John H. Shuey
John J. Holland	Richard L. Wambold

(c)	A description of each matter voted upon at that meeting is contained on pages 3 and 4 and 6 through 15 of the Company’s Proxy Statement dated March 22, 2007, which pages are incorporated herein by reference.

The number of votes cast by common stockholders with respect to each matter is as follows:
(i)	Election of directors

	Term	Affirmative	Withheld
	Expires	Votes___	Votes__
Roy V. Armes	2010	55,552,743	643,597
Arthur H. Aronson	2010	53,898,405	2,297,935
Byron O. Pond	2010	54,048,720	2,147,620

At March 6, 2007, the record date, there were 61,598,224 shares of common stock issued and outstanding and entitled to vote at the meeting. Each of the directors received in excess of a majority of votes cast for their respective election.
(ii)	Proposal to adopt a policy that the selection of the Company’s independent auditors be submitted to the Company’s shareholders for their ratification. The votes that had been submitted on the proposal were as follows:

Affirmative Votes	54,207,518
Negative Votes	1,821,847
Abstentions	166,975
Item 6. EXHIBITS
(a) Exhibits

(31.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

May 2, 2007
     (Date)