Form 10-Q
period 2007-06-30
COOPER TIRE & RUBBER CO
filed 2007-08-06
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐      No ☑
Number of shares of common stock of registrant outstanding
at June 30, 2007: 62,433,741

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per-share amounts)

	December 31,	June 30
	2006	2007
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$221,655	$281,139
Short-term investments	—	50,314
Accounts receivable, less allowances of $8,880 in 2006 and $8,841 in 2007	414,096	428,244
Inventories at lower of cost or market:
Finished goods	240,100	226,349
Work in process	28,458	32,671
Raw materials and supplies	83,129	90,853

	351,687	349,873

Other current assets	21,686	128,204

Total current assets	1,009,124	1,237,774
Property, plant and equipment:
Land and land improvements	37,326	37,892
Buildings	298,706	300,121
Machinery and equipment	1,636,091	1,690,276
Molds, cores and rings	268,158	273,232

	2,240,281	2,301,521
Less accumulated depreciation and amortization	1,252,692	1,298,924

Net property, plant and equipment	987,589	1,002,597
Goodwill	24,439	24,439
Intangibles, net of accumulated amortization of $22,446 in 2006 and $25,914 in 2007	37,399	34,568
Restricted cash	7,550	7,690
Other assets	169,178	62,788

	$2,235,279	$2,369,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$144,803	$126,811
Payable to non-controlling owner	19,527	19,077
Accounts payable	238,181	253,225
Accrued liabilities	117,005	157,650
Income taxes	4,698	—
Liabilities related to the sale of automotive operations	3,038	972

Total current liabilities	527,252	557,735

Long-term debt	513,213	543,147
Postretirement benefits other than pensions	258,579	263,748
Other long-term liabilities	217,743	222,073
Long-term liabilities related to the sale of automotive operations	8,913	9,345
Deferred income taxes	—	—
Minority interests	69,688	78,264
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 86,322,514 shares issued in 2006 and 86,322,514 in 2007	86,323	86,323
Capital in excess of par value	38,144	38,104
Retained earnings	1,256,971	1,282,328
Cumulative other comprehensive loss	(282,552)	(273,475)

	1,098,886	1,133,280

Less: 24,943,265 common shares in treasury in 2006 and 23,888,773 in 2007, at cost	(458,995)	(437,736)

Total stockholders’ equity	639,891	695,544

	$2,235,279	$2,369,856

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2006 AND 2007
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2006	2007
Net sales	$624,785	$750,641
Cost of products sold	595,593	671,527

Gross profit	29,192	79,114

Selling, general and administrative	46,872	45,352
Restructuring	8,212	1,682

Operating profit (loss)	(25,892)	32,080

Interest expense	(11,584)	(12,157)
Interest income	2,097	4,259
Dividend from unconsolidated subsidiary	(323)	—
Other — net	(163)	1,847

Income (loss) from continuing operations before income taxes	(35,865)	26,029

Income tax benefit (expense)	16,100	(5,550)

Income (loss) from continuing operations before minority interests	(19,765)	20,479

Minority interests	(3,157)	(2,928)

Income (loss) from continuing operations	(22,922)	17,551

Income (loss) from discontinued operations, net of income taxes	2,190	62

Net income (loss)	$(20,732)	$17,613

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.37)	$0.28
Income (loss) from discontinued operations	0.04	—

Net income (loss)	$(0.34) *	$0.28

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.37)	$0.28
Income (loss) from discontinued operations	0.04	—

Net income (loss)	$(0.34) *	$0.28

Weighted average number of shares outstanding (000’s):
Basic	61,337	61,980

Diluted	61,337	62,913

Dividends per share	$0.105	$0.105

*	Amounts do not add due to rounding
See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2006 AND 2007
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2006	2007
Net sales	$1,221,367	$1,439,726
Cost of products sold	1,148,570	1,287,068

Gross profit	72,797	152,658

Selling, general and administrative	94,816	87,305
Restructuring	8,212	2,856

Operating profit (loss)	(30,231)	62,497

Interest expense	(22,397)	(24,676)
Interest income	5,068	7,788
Debt extinguishment	77	—
Dividend from unconsolidated subsidiary	4,286	2,007
Other — net	(130)	6,453

Income (loss) from continuing operations before income taxes	(43,327)	54,069

Income tax benefit (expense)	18,407	(12,815)

Income (loss) from continuing operations before minority interests	(24,920)	41,254

Minority interests	(3,470)	(3,327)

Income (loss) from continuing operations	(28,390)	37,927

Income from discontinued operations, net of income taxes	2,504	437

Net income (loss)	$(25,886)	$38,364

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.46)	$0.61
Income from discontinued operations	0.04	0.01

Net income (loss)	$(0.42)	$0.62

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.46)	$0.61
Income from discontinued operations	0.04	0.01

Net income (loss)	$(0.42)	$0.61 *

Weighted average number of shares outstanding (000’s):
Basic	61,334	61,729

Diluted	61,334	62,445

Dividends per share	$0.210	$0.210

*	Amounts do not add due to rounding
See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2007
(UNAUDITED)
(Dollar amounts in thousands)

	2006	2007
Operating activities:
Net income (loss)	$(25,886)	$38,364
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operations:
Income from discontinued operations, net of income taxes	(2,504)	(437)
Depreciation	64,134	66,570
Amortization	2,659	3,568
Deferred income taxes	357	1,739
Stock based compensation	747	1,738
Loss (gain) on sale of assets	1,188	(4,935)
Restructuring asset write-down	6,445	197
Noncontrolling shareholders’ income (expense)	3,470	3,327
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(88,901)	(14,335)
Inventories	(121,074)	5,178
Prepaid expenses	(6,871)	3,102
Accounts payable	19,031	11,820
Accrued liabilities	40,065	35,650
Other items	(17,863)	7,510

Net cash provided by (used in) continuing operations	(125,003)	159,056
Net cash provided by (used in) discontinued operations	(4,361)	(1,305)

Net cash provided by (used in) operating activities	(129,364)	157,751

Investing activities:
Property, plant and equipment	(76,594)	(78,760)
Investments in available-for-sale debt securities	—	(50,314)
Acquisition of business, net of cash acquired	(40,243)	—
Proceeds from the sale of assets	517	9,129

Net cash used in investing activities	(116,320)	(119,945)

Financing activities:
Issuance of (payments on) debt	76,555	8,624
Payments on long-term debt	(4,000)	—
Contributions of joint venture partner	13,024	8,500
Payment of dividends	(12,880)	(13,000)
Issuance of common shares and excess tax benefits on options	122	19,474

Net cash provided by financing activities	72,821	23,598

Effects of exchange rate changes on cash of continuing operations	(2,648)	(1,920)

Changes in cash and cash equivalents	(175,511)	59,484

Cash and cash equivalents at beginning of year	280,712	221,655

Cash and cash equivalents at end of period	$105,201	$281,139

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per-share amounts)
1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. There is a year-round demand for the Company’s passenger and truck replacement tires, but passenger replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of August through November. Operating results for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

2.	The following table details information on the Company’s operating segments.

	Three months ended June 30		Six months ended June 30
	2006	2007	2006	2007
Revenues from external customers:
North American Tire	$463,448	$553,687	$959,299	$1,088,261
International Tire	185,904	234,495	310,977	417,456
Eliminations	(24,567)	(37,541)	(48,909)	(65,991)

Net sales	$624,785	$750,641	$1,221,367	$1,439,726

Segment profit (loss):
North American Tire	$(29,895)	$23,270	$(35,807)	$51,355
International Tire	7,710	11,772	11,125	17,886
Eliminations	(844)	413	(1,672)	(411)
Unallocated corporate charges	(2,863)	(3,375)	(3,877)	(6,333)

Operating profit (loss)	(25,892)	32,080	(30,231)	62,497
Interest expense	(11,584)	(12,157)	(22,397)	(24,676)
Interest income	2,097	4,259	5,068	7,788
Debt extinguishment	—	—	77	—
Dividend from unconsolidated subsidiary	(323)	—	4,286	2,007
Other – net	(163)	1,847	(130)	6,453

Income (loss) from continuing operations before income taxes	$(35,865)	$26,029	$(43,327)	$54,069

3.	As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” The Company adopted SFAS No. 123 (R) using the modified prospective method of transition.

Prior to the adoption of SFAS No. 123 (R), the Company presented all benefits of its tax deductions resulting from the exercise of share-based compensation as operating cash flows in its Statement of Cash Flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the three-month and six-month periods ended June 30, 2007, the Company recognized $1,860 and $2,317 of excess tax benefits, respectively, as a financing cash inflow.

In the second quarter of 2007, the Company awarded 8.3 stock options. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2006	2007
Risk-free interest rate	4.5%	4.6%
Dividend yield	2.9%	2.2%
Expected volatility of the Company’s common stock	0.350	0.360
Expected life in years	6.8	8.0
The weighted-average fair value of options granted in February of 2006 was $4.56. The weighted-average fair value of options granted in May of 2007 was $7.28. The estimated fair value of options is amortized to expense over the options’ vesting period.

In the second quarter of 2007, the Company recorded $88 of stock compensation expense associated with the 2006 and 2007 stock option awards and has recorded $139 of stock compensation expense associated with these awards for the six months ended June 30, 2007.

With the adoption of SFAS No. 123(R), the Company has recognized compensation expense associated with restricted stock units granted in 2007 based on the earlier of the vesting date or the date when the employee becomes eligible to retire. For the six months ended June 30, 2007, the Company has recognized $1,599 in compensation expense associated with restricted stock units and stock awards. For the six months ended June 30, 2006, the Company recognized $577 in compensation expense associated with restricted stock units and stock awards.

The following table provides details of the restricted stock unit activity for the six months ended June 30, 2007:

Restricted stock units outstanding at January 1, 2007	126,475
Restricted stock units granted	284,334
Accrued dividend equivalents	3,635
Restricted stock units settled	(38,387)

Restricted stock units outstanding at June 30, 2007	376,057

4.	The following table discloses the amount of net periodic benefit costs for the three-month and six-month periods ended June 30, 2006 and 2007 for the Company’s defined benefit plans and other postretirement benefits relating to continuing operations:

	Pension Benefits
	Three months ended June 30		Six months ended June 30
	2006	2007	2006	2007
Components of net periodic benefit cost:
Service cost	$5,626	$5,488	$11,214	$10,963
Interest cost	14,225	15,460	28,318	30,866
Expected return on plan assets	(18,461)	(19,288)	(36,778)	(38,517)
Amortization of prior service cost	119	178	236	355
Recognized actuarial loss	4,706	3,806	9,393	7,603

Net periodic benefit cost	$6,215	$5,644	$12,383	$11,270

	Other Postretirement Benefits
	Three months ended June 30		Six months ended June 30
	2006	2007	2006	2007
Components of net periodic benefit cost:
Service cost	$1,432	$1,392	$2,863	$2,785
Interest cost	3,901	3,918	7,802	7,837
Amortization of prior service cost	(77)	(77)	(154)	(154)
Recognized actuarial loss	877	709	1,754	1,418

Net periodic benefit cost	$6,133	$5,942	$12,265	$11,886

5.	On an annual basis, disclosure of comprehensive income (loss) is incorporated into the Statement of Shareholders’ Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, unrealized gains or losses on certain marketable securities and derivative instruments, underfunded postretirement benefit plans and in interim 2006 quarters only, minimum pension liability adjustments.

The Company’s comprehensive income is as follows:

	Three months ended June 30		Six months ended June 30
	2006	2007	2006	2007
Income (loss) from continuing operations	$(22,922)	$17,551	$(28,390)	$37,927
Other comprehensive income (loss):
Currency translation adjustments	4,427	4,078	6,810	5,430
Unrealized net gains (losses) on derivative instruments	(888)	(3,582)	(2,051)	(4,013)
Minimum pension liability	(1,226)	—	(1,637)	—
Underfunded postretirement benefit plans	—	3,344	—	7,661

Comprehensive income (loss) from continuing operations	$(20,609)	$21,391	$(25,268)	$47,005

6.	During 2007, the Company recorded restructuring expenses associated with five initiatives.

In May of 2006, the North American Tire Operations segment announced the planned closure of its manufacturing facility in Athens, Georgia with an estimated cost of between $10,000 and $11,000. The Company approved the manufacturing plant closure because this plant’s production could be absorbed by other Company facilities. The facility was closed early in the third quarter of 2006. During the second quarter of 2007, the final payments were made and adjustments reducing the severance accrual in the amount of $10 were recorded. Through the first six months of 2007, the Company recorded $117 of restructuring costs associated with this initiative. The remaining assets of the facility were written down to fair value resulting in a charge of $117. Employee relocation costs of $6 were offset by adjustments for medical costs and a change in employment status which reduced the severance accrual by $127. Equipment relocation and closure costs of $121 were recorded. The total cost of this initiative through June 30, 2007 is $11,240. At December 31, 2006, the accrued severance balance was $410 and during the first six months, payments totaling $283 were made and the above adjustments of $127 were recorded. There is no accrued severance balance at June 30, 2007. At December 31, 2006, the assets of the facility, with a fair value of $4,000, were considered as “held for sale” and were included on the Other current assets line of the Company’s Consolidated Balance Sheets. In February 2007, the land, building and the majority of the equipment were sold for $3,000.

In September of 2006, the North American Tire Operations segment announced its plans to reconfigure its tire manufacturing facility in Texarkana, Arkansas so that production levels could “flex” to meet tire demand. This reconfiguration is expected to result in a workforce reduction of approximately 350 people and is expected to be accomplished through attrition and layoffs. Certain equipment in the facility is being relocated to meet the flexible production requirements. The Company has targeted the end of the third quarter of 2007 as the completion date for this plant reconfiguration. The cost of this initiative is estimated to range from $3,000 to $3,750. This amount consists of equipment relocation and associated costs of between $2,500 and $3,000. These costs are lower than previously reported due to application of lean manufacturing tools and engineering changes in the reconfiguration that reduced the amount of equipment to be relocated. The personnel related costs are now estimated to be between $500 and $750. Due to the large number of voluntary separations, the Company has reduced the estimate of severance and related costs to be incurred. During the second quarter of 2007, the Company recorded $1,046 for equipment relocation and related costs and $475 for personnel related costs. Through the first six months of 2007, the Company has recorded equipment relocation and related costs of $1,525 and personnel related costs of $475. Of the personnel related costs, the Company has accrued severance costs of $311 and related payments of $80 resulting in an accrued severance balance at June 30, 2007 of $231. The Company has recorded $2,248 of equipment relocation costs and $475 of employee related costs for this initiative to date.

In November of 2006, a restructuring of salaried support positions was announced. The restructuring was accomplished through reductions in part-time assistance, normal attrition and targeted severance actions. Approximately 81 full time equivalent positions were eliminated as a result of this initiative which was completed at the end of the first quarter of 2007. At December 31, 2006, there was an accrued severance balance of $809. No additional charges were recorded for this initiative during the second quarter and through the first six months of 2007, the Company recorded $444 of additional severance benefits and made payments of $858, resulting in an accrued severance balance at June 30, 2007 of $395. The Company accrued a total of $1,291 of severance benefits associated with this initiative to date. Payments for employee outplacement services of $6 were made during the quarter and total $23 for the initiative to date.

In December of 2006, the North American Tire Operations segment initiated a plan to reduce the number of stock-keeping units manufactured in its facilities and to take tire molds out of service. Under this initiative, 481 molds were identified. At March 31, 2007, all identified molds had been taken out of service. Both the mold write-off and the increased depreciation expense associated with the change in the estimate of useful life were recorded as restructuring expense. There were no additional costs recorded for this initiative during the second quarter and, through the first six months of 2007, $80 of accelerated depreciation was recorded. Through June 30, 2007, $378 of molds have been written-off and $107 of additional depreciation associated with this initiative has been recorded.

In Cooper Europe, a restructuring program to reduce 15 positions in operations was announced late in the first quarter of 2007. Of the 15 positions identified, 11 were achieved through attrition and the Company recorded $150 in severance costs associated with the remaining four positions during the second quarter of 2007. A warehouse was closed in March 2007 resulting in the elimination of one position at a severance cost of $38 which was recorded in the first quarter.

7.	The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population, and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities since December 31, 2006:

Reserve at December 31, 2006	$15,967
Additions	7,779
Payments	(7,712)

Reserve at June 30, 2007	$16,034

8.	The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000.

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

For the three-month periods ended June 30, 2006 and 2007, products liability costs totaled $15,098 and $15,142, respectively, and include recoveries of legal fees of $316 and $1,185 in the periods ended June 30, 2006 and 2007, respectively. For the six-month periods ended June 30, 2006 and 2007, products liability expense totaled $32,390 and $29,224, respectively, and include recoveries of legal fees of $2,883 and $3,151, respectively. Policies applicable to claims occurring on April 1, 2003 and thereafter do not provide for recovery of legal fees.
9.	The Company’s other current assets are:

	December 31,	June 30,
	2006	2007
Investment in Kumho Tire Co., Inc.	$—	$107,961
Other	21,686	20,243

	$21,686	$128,204

The Company owns 15 million global depositary shares (equivalent to 7.5 million common shares) of Kumho Tire Company, Inc. of Korea. The Company holds an option to sell such shares to Kumho Tire which is exercisable beginning in February 2008 at the greater of the price paid or the fair market value at the date of exercise. The Company presently intends to exercise the put option and, accordingly, has classified the investment in current assets.

10.	The Company’s other assets are:

	December 31,	June 30,
	2006	2007
Investment in Kumho Tire Co., Inc.	$107,961	$—
Other	61,217	62,788

	$169,178	$62,788

11.	The Company’s accrued liabilities due within one year are:

	December 31,	June 30,
	2006	2007
Payroll and withhholdings	$28,443	$42,195
Dealer incentive programs	19,778	9,095
Products liability	16,056	16,536
Other	52,728	89,824

	$117,005	$157,650

12.	For the quarter ended June 30, 2007, the Company recorded an income tax expense using forecasted annual effective tax rates which in the aggregate equaled 23.6 percent for continuing operations exclusive of discrete items. This compares to a forecasted annual effective tax benefit rate for continuing operations for the comparable 2006 quarter of 81.6 percent exclusive of discrete items. The 2007 annualized effective tax rate is favorably impacted by an anticipated net decrease in U.S. deferred tax assets which have been fully reserved by a valuation allowance as discussed below. The forecasted rate is adversely impacted by the mix of earnings by jurisdiction in 2007 as compared to the mix in 2006.

The resulting effective tax rate for the quarter and six month period ended June 30, 2007 for continuing operations is 20.9 percent and 26.5 percent, respectively, exclusive of discrete items. For comparable periods in 2006 the effective tax rates for continuing operations exclusive of discrete items were 41.2 percent and 38.1 percent, respectively.

The Company continues to maintain a valuation allowance pursuant to SFAS No. 109, “Accounting for Income Taxes,” on its net U.S. deferred tax asset position. The valuation allowance will be maintained as long as it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the United States, the Company has recorded significant deferred tax assets, the largest of which relate to products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relate to accelerated depreciation. Based upon this assessment, the Company maintains a $126,527 valuation allowance for the portion of U.S. deferred tax assets exceeding its deferred tax liabilities.

The Company has adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes”. The Company’s liability for unrecognized tax benefits for permanent and temporary book/tax differences for continuing operations, exclusive of interest, totals approximately $2,000. Of this amount, the effective rate would change upon the recognition of approximately $1,200 of these unrecognized tax benefits. The Company accrued approximately $108 of interest expense for the quarter ended June 30, 2007 and for the six months ended June 30, 2007, has recorded approximately $94 of interest expense as a tax benefit was recognized in the first quarter. The interest expense has been recorded as a discrete item in its tax provision. At June 30, 2007, the accrued interest balance for these tax contingencies was $800. There has been no material change in these balances at June 30, 2007.

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by tax authorities for years prior to 2000.

13.	On July 31, 2007, the Company announced it had signed a definitive agreement to sell Oliver Rubber Company, a subsidiary which produces tread rubber and retreading equipment, to Michelin North America, Inc. The sale will be completed upon receipt by the parties of necessary regulatory approvals and when other conditions are satisfied.

The sale does not meet the thresholds for the disposition of a significant subsidiary and therefore, no pro forma financial information is presented.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Consolidated Results of Operations
(Dollar amounts in millions except per share amounts)

	Three months ended June 30			Six months ended June 30
	2006	Change	2007	2006	Change	2007
Revenues:
North American Tire	$463.4	19.5%	$553.7	$959.3	13.4%	$1,088.3
International Tire	185.9	26.1%	234.5	311.0	34.2%	417.4
Eliminations	(24.5)		(37.6)	(48.9)		(66.0)

Net sales	$624.8	20.1%	$750.6	$1,221.4	17.9%	$1,439.7

Segment profit (loss):
North American Tire	$(29.9)	n/m	$23.3	$(35.8)	n/m	$51.3
International Tire	7.7	53.2%	11.8	11.1	61.3%	17.9
Eliminations	(0.8)	n/m	0.4	(1.6)	n/m	(0.4)
Unallocated corporate charges	(2.9)	17.2%	(3.4)	(3.9)	61.5%	(6.3)

Operating profit (loss)	(25.9)	n/m	32.1	(30.2)	n/m	62.5
Interest expense	(11.6)	5.2%	(12.2)	(22.4)	10.3%	(24.7)
Interest income	2.1	104.8%	4.3	5.1	52.9%	7.8
Dividend from unconsolidated subsidiary	(0.3)		—	4.3	-53.5%	2.0
Other — net	(0.2)	n/m	1.8	(0.1)	n/m	6.4

Income (loss) from continuing operations before income taxes	(35.9)		26.0	(43.3)		54.0

Income tax benefit (expense)	16.1		(5.5)	18.4		(12.8)

Income (loss) from continuing operations before minority interests	(19.8)		20.5	(24.9)		41.2

Minority interests	(3.1)		(2.9)	(3.5)		(3.3)

Income (loss) from continuing operations	$(22.9)		$17.6	$(28.4)		$37.9

Basic earnings (loss) per share	$(0.37)		$0.28	$(0.46)		$0.61

Diluted earnings (loss) per share	$(0.37)		$0.28	$(0.46)		$0.61

Consolidated net sales for the three-month period ended June 30, 2007 were $125.8 million higher than for the comparable period one year ago. The increase in net sales for the second quarter of 2007 compared to the second quarter of 2006 was primarily the result of improved net pricing and higher unit volumes in both the North American Tire Operations and International Tire Operations segments. Operating profit in the second quarter of 2007 increased by $58.0 million from the operating loss reported for the second quarter of 2006. The favorable impacts of the improved pricing and volume, along with lower advertising costs in the North American Tire Operations segment, were partially offset by higher raw material costs, less favorable plant operations and higher incentive-related compensation expense.

Consolidated net sales for the six-month period ended June 30, 2007 were $218.3 million higher than for the comparable period one year ago. During the first six months of 2007, the sales of Cooper-Chengshan were included for all six months while in 2006 only the sales from the acquisition date of February 4, 2006 until June 30, 2006 were included. This accounted for $29.0 million of the sales increase. The remainder of the increase in net sales for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was the result of improved net pricing and higher unit volumes in both the North American Tire Operations and International Tire Operations segments. Operating profit in the first six months of 2007 increased by $92.7 million from the operating loss reported for the first six months of 2006. The favorable impacts of the improved pricing and volume, along with lower advertising costs in the North American Tire Operations segment, were partially offset by higher raw material costs, less favorable plant operations and higher incentive-related compensation expense.
The Company continued to experience significant increases in the costs of certain of its principal raw materials during the second quarter and the first six months of 2007 compared with the levels experienced during the comparable periods of 2006. The principal raw materials for the Company include synthetic rubber, carbon black, natural rubber, chemicals and reinforcement components. A significant portion of the Company’s raw materials are crude oil-based, a commodity which set new price ceilings during 2006 and continue to average over $60 per barrel in the second quarter of 2007. The increases in the cost of crude oil and natural rubber were significant drivers of higher raw material costs during the second quarter of 2007, which were up about $11.5 million from the second quarter of 2006, and about $15.9 million for the six-month period ended June 30, 2007, from the comparable period in 2006. The pricing volatility in commodities, such as natural rubber and crude oil, contributed to the difficulty in managing the costs of raw materials. The price of crude oil and the growing global demand is contributing to the cost increases being experienced for raw materials used by the Company.
The Company manages the procurement of its raw materials to assure supply and to obtain the most favorable pricing. For natural rubber, procurement is managed by buying forward of production requirements, long-term contracts and spot purchases. For metal-based components, procurement is managed through long-term supply contracts. For other principal materials, procurement arrangements include multi-year supply agreements that may contain formula-based pricing based on commodity indices. These arrangements provide quantities necessary to satisfy normal manufacturing demands.
Selling, general, and administrative expenses were $45.4 million in the second quarter of 2007 (6.0 percent of net sales) and $46.9 million in the second quarter of 2006 (7.5 percent of net sales). This decrease was due primarily to lower advertising costs in the North American Tire Operations segment as a result of cost reductions and timing of advertising spending. This lower advertising spending was partially offset by higher incentive-related compensation expense in the second quarter of 2007 compared to the second quarter of 2006. For the six-month period ended June 30, 2007, selling, general and administrative expenses were $87.3 million (6.1 percent of net sales) compared to $94.8 million (7.8 percent of net sales) for the comparable period of 2006. This decrease was due to the same reasons cited for the quarter decrease.
During the second quarter of 2007, the Company recorded restructuring charges of $1.7 million, primarily related to the previously announced reconfiguration of the Texarkana, Arkansas manufacturing facility. During the second quarter of 2006, the Company announced the planned closure of its manufacturing facility in Athens, Georgia and recorded $8.2 million of restructuring costs. See Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion of these restructuring initiatives.
Interest expense increased $0.6 million in the second quarter of 2007 from the second quarter of 2006. For the first six months of 2007, interest expense increased $2.3 million compared to the same period in 2006. The increase for the quarter and six months was the result of the debt related to investments in China.
Interest income increased $2.2 million and $2.7 million in the second quarter and first six months of 2007, respectively, from comparable periods of 2006 as a result of higher cash levels in 2007 than in 2006.
The Company recorded dividend income from its investment in Kumho Tire Co., Inc. in both 2007 and 2006. The dividend rate in 2007 was approximately $.27 per share and the rate in 2006 was approximately $.57 per share. The Company owns the equivalent of 7,500,000 shares.

Other – net increased by $6.5 million in the first six months of 2007 compared to 2006 as a result of the sale of a corporate aircraft and foreign currency gains being recorded in 2007 compared to losses in 2006.
For the quarter ended June 30, 2007, the Company recorded an income tax expense using forecasted annual effective tax rates which in the aggregate equaled 23.6 percent for continuing operations exclusive of discrete items. This compares to an effective tax benefit rate for continuing operations for the comparable 2006 quarter of 81.6 percent. Taxes were calculated for the period utilizing anticipated effective tax rates by jurisdiction forecasted for the full year. The 2007 annualized effective tax rate is favorably impacted by an anticipated net decrease in U.S. deferred tax assets which have been fully reserved by a valuation allowance as discussed below. The forecasted rate is adversely impacted by the mix of earnings by jurisdiction in 2007 as compared to the mix in 2006. The resulting effective tax rate for the quarter and six month period ended June 30, 2007 for continuing operations is 20.9 percent and 26.5 percent, respectively, exclusive of discrete items. For comparable periods in 2006 the effective tax rates for continuing operations exclusive of discrete items were 41.2 percent and 38.1 percent, respectively.
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
North American Tire Operations Segment

	Three months ended June 30			Six months ended June 30
	2006	Change	2007	2006	Change	2007
(Dollar amounts in millions)

Net sales	$463.4	19.5%	$553.7	$959.3	13.4%	$1,088.3

Operating profit (loss)	$(29.9)	n/m	$23.3	$(35.8)	n/m	$51.3

Unit sales change		10.9%			3.7%
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
Sales
Sales of the North American Tire Operations segment increased $90.3 million in the second quarter of 2007 from levels in 2006. The increase in sales was a result of improved net pricing and product mix ($54.0 million) and higher unit volume ($36.3 million). The segment’s increased unit sales in the SUV tire replacement market, along with the introduction of a new premium touring replacement tire, contributed to the improved product mix. The segment experienced increases in unit sales in nearly all of its tire lines.

In the United States, the segment’s unit sales of total light vehicle tires increased 12.7 percent in the second quarter of 2007 compared to the second quarter of 2006. This increase exceeds the 2.7 percent increase in total light vehicle shipments experienced by all members of the Rubber Manufacturers Association (“RMA”), and also exceeds the 3.1 percent increase in total light vehicle shipments for the total industry (which includes an estimate for non-RMA members) for the quarter. The increased shipments were driven by higher shipments of passenger car tire replacement units, where increases in the second quarter of 2007 compared to the same period in 2006 were 15.7 percent, 2.8 percent and 3.7 percent for the segment, RMA and total industry, respectively. Shipments of light truck tire replacement units remained relatively flat in the second quarter of 2007 compared to the same period of 2006, with the segment and RMA showing increases of 0.1 percent and 1.9 percent, respectively, and the total industry showing a decrease of 0.8 percent.
Sales of the North American Tire Operations segment increased $129.0 million in the first six months of 2007 from levels in 2006. The increase in sales was a result of improved net pricing and product mix ($110.0 million) and higher unit volume ($19.0 million). The segment’s increased unit sales in the SUV and premium light truck tire replacement markets, along with the introduction of a new premium touring replacement tire, contributed to the improved product mix.
In the United States, the segment’s unit sales of total light vehicle tires increased 5.3 percent in the first six months of 2007 compared to the same period in 2006. This increase exceeds the 0.7 percent increase in total light vehicle shipments experienced by all members of the RMA, and also exceeds the 1.9 percent increase in total light vehicle shipments for the total industry (which includes an estimate for non-RMA members) for the first six months. The increased shipments were driven by higher shipments of passenger car tire replacement units, where increases in the first six months of 2007 compared to the same period in 2006 were 7.4 percent, 0.7 percent and 2.5 percent for the segment, RMA and total industry, respectively. Shipments of light truck tire replacement units were lower for the segment and total industry by 3.0 percent and 1.4 percent, respectively, while the RMA showed an increase of 0.6 percent.
The segment also experienced decreased volume in mixed rubber pounds sold in the retread and custom mixing markets in the second quarter and first six months of 2007 compared to the same periods in 2006. The decrease in mixed rubber pounds was due primarily to planned actions by the segment to eliminate certain unprofitable product lines.
Operating Profit
Segment operating profit increased $53.2 million in the second quarter of 2007 from the level in the second quarter of 2006. The impacts of improved net pricing and product mix ($36.9 million) and higher unit volume ($7.6 million) were partially offset by higher incentive-related compensation expense and less favorable plant operations due to the reconfiguration of the Texarkana, Arkansas manufacturing facility and production inefficiencies as the Company continues to align its production to meet future market needs. The segment also experienced lower advertising costs due to cost reductions and timing of advertising spending and lower outside storage costs due to the reduced level of inventory. The second quarter of 2006 included the cost of reduced production levels as the segment temporarily shut down its four tire manufacturing facilities in order to control inventory levels.
During the second quarter of 2007, the segment recorded restructuring charges of $1.5 million, primarily related to the previously announced reconfiguration of the Texarkana, Arkansas manufacturing facility. During the second quarter of 2006, the Company announced the planned closure of its manufacturing facility in Athens, Georgia and recorded $8.2 million of restructuring costs. See Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion of these restructuring initiatives.
Segment operating profit increased $87.1 million in the six months ended June 30, 2007 from the level in the same period of 2006. The impacts of improved net pricing and product mix ($72.1 million) and higher unit volume ($4.2 million) were partially offset by higher incentive-related compensation expense and less favorable plant operations due to the reconfiguration of the Texarkana, Arkansas manufacturing facility and production inefficiencies as the Company continues to align its production to meet future market needs. The segment also experienced lower advertising costs due to cost reductions and timing of advertising spending and lower outside storage costs due to the reduced level of inventory. The first six months of 2006 included the cost of reduced production levels as the segment temporarily shut down its four tire manufacturing facilities in order to control inventories resulting from the weak North American replacement tire market. The first six months of 2006 also included the cost to convert one of the segment’s manufacturing facilities to a seven-day operation.
During the first six months of 2007, the segment recorded restructuring charges of $2.7 million, primarily related to the previously announced reconfiguration of the Texarkana, Arkansas manufacturing facility and the reduction of salaried support positions. During the first six months of 2006, the Company announced the planned closure of its manufacturing facility in Athens, Georgia and recorded $8.2 million of restructuring costs. See Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion of these restructuring initiatives.
Segment Outlook
The segment continues to be optimistic regarding its opportunities for 2007. The segment has launched new products in its premium touring line offering to satisfy current customer requirements. These new products are expected to improve the profitability of the segment by increasing sales and improving the mix of its products. In addition, the segment has been implementing productivity initiatives and other cost savings projects such as staffing and complexity reductions which will also contribute to improved earnings for the remainder of 2007.
The segment has previously outsourced radial medium truck and certain passenger tire products to Asian manufacturers, making domestic production capacity available for the production of larger light truck tires and other higher-margin products. The segment expects to source over two million radial medium truck and economy passenger tires in 2007 through various joint venture and outsourcing initiatives. These initiatives are important to the segment’s ability to profitably provide tire products to its customers in North America.
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
The segment believes its operating profit levels will improve when compared to its 2006 results not only due to higher sales, but also due to the impact of improved pricing and product mix, the implementation of cost reduction programs, a slowing of raw material cost increases and the operation of its manufacturing facility in Texarkana, Arkansas on a flexible production schedule. Targeted growth plans for specific proprietary brand and key private brand customers, growth in ultra high performance product lines, the introduction of a new premium touring tire and increasing demand for sport utility vehicle tire lines are expected to yield higher margins and contribute favorably to the segment’s operating profit.

International Tire Operations Segment

	Three months ended June 30			Six months ended June 30
	2006	Change	2007	2006	Change	2007
(Dollar amounts in millions)

Net sales	$185.9	26.1%	$234.5	$311.0	34.2%	$417.4

Operating profit	$7.7	53.2%	$11.8	$11.1	61.3%	$17.9

Unit sales change		8.6%			22.4%
Overview
The International Tire Operations segment manufactures and markets passenger car, light truck and motorcycle tires for the replacement market, as well as racing tires and materials for the tire retread industry, in Europe and the United Kingdom. With the Company’s ownership interest in Cooper-Chengshan, the International Tire Operations segment now manufactures and markets passenger car and light truck radial tires as well as radial and bias medium truck tires in the Asian market. The segment has completed construction of a plant in the Peoples Republic of China in a separate joint venture arrangement and all tires produced at this facility during the first five years will be exported to markets outside of China.
Sales
Sales of the International Tire Operations segment increased $48.6 million, or 26.1%, in the second quarter of 2007 compared to the second quarter of 2006. Foreign currency changes had a favorable impact of $9.8 million in the second quarter of 2007 compared to an unfavorable impact in 2006 of $1.2 million. The remainder of the increase in sales in the second quarter of 2007 compared to the second quarter of 2006 was due to improved net pricing and product mix ($12.2 million) and higher unit volumes ($26.6 million).
Sales of the International Tire Operations segment increased $106.4 million, or 34.2%, in the first six months of 2007 compared to the same period in 2006. The acquisition of Cooper-Chengshan contributed $31.6 million of sales in the first six months of 2007. Foreign currency changes had a favorable impact of $18.2 million in the first half of 2006 compared to an unfavorable impact in the first half of 2006 of $6.8 million. The remainder of the increase in sales in the first six months of 2007 compared to the first six months of 2006 was due to improved net pricing and product mix ($4.0 million) and higher unit volumes ($52.6 million).
Operating Profit
Operating profit for the segment in the second quarter of 2007 was $4.1 million higher than in 2006. The impacts of the improved net pricing and product mix ($8.3 million), higher unit volumes ($3.2 million) and a gain on the sale of land in Europe ($2.2 million) were partially offset by higher raw material costs ($10.4 million), higher expenses related to the startup of the segment’s Asian operations and other costs.
Operating profit for the segment in the first six months of 2007 was $6.8 million higher than in 2006. The impacts of the acquisition of Cooper-Chengshan, the segment’s improved net pricing and product mix ($14.6 million), higher unit volumes ($8.9 million) and a gain on the sale of land in Europe ($2.2 million) were partially offset by higher raw material costs ($14.4 million), higher expenses related to the startup of the segment’s Asian operations and other costs.

Segment Outlook
In Europe, the focus is on growing the Cooper and Avon brands in profitable market channels using performance and niche products. The strategically placed subsidiaries should continue to increase sales volume. Opportunities are ongoing for motorsport and motorcycle business worldwide. The manufacturing facility in Melksham, England will concentrate on high performance, racing and motorcycle products and additional opportunities for outsourced products from low-cost suppliers will be explored to round out the product mix to supply customer needs.
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
Outlook for Company
The Company believes improving operating efficiencies, cost reduction projects and production realignment will enable it to continue to improve profitability in 2007 when compared to 2006 levels. The Company has specific projects focused on profitability improvement. It intends to reduce inventory by $100 million from the June 30, 2006 levels by the end of 2007. It is committed to identify, approve and implement $170 million in profit improvements through more contemporary product management, mix improvement, better pricing, a change in manufacturing strategy and a multitude of cost reduction initiatives.
Modest growth in performance and sport utility vehicle tires will also contribute to margin improvement. After a year of extraordinarily soft market demand, the industry is returning to more normal levels of growth, however, through the first six months of 2007, the growth rate was still below historical rates.
The Company continues to be cautious in its expectations of future profitability because of the unknown factors which impact this industry: consumer confidence, gasoline prices which relate to miles driven, raw material cost volatility, intense competition and currency fluctuations. Realization of its profit objectives is dependent upon achievement of its cost reduction goals and improvements in its North American plant operations.
Significant sales growth is anticipated in 2007 due to a full year of Cooper-Chengshan operations, new customer agreements and a favorable industry growth forecast. Product mix will continue to improve as new, premium products continue to be introduced. The Company is aggressively managing its exposure to products liability litigation.
Raw material prices continue to prove very difficult to predict accurately. The high cost of crude oil, natural gas and natural rubber are believed to be more stable overall in 2007, but continue to remain volatile in the short term.

The Company continues to experience price escalation in these key commodities. The Company believes raw material costs will continue to increase during the second half of 2007 but at a less rapid rate in comparison to 2006. The Company expects less volatility during the remainder of the year based on the fundamentals and global economic conditions of these key commodities. To address the higher raw material costs, the Company continues to evaluate the need for product price increases.
Liquidity and Capital Resources
Generation and uses of cash — Net cash provided by operating activities of continuing operations was $159.1 million during the first six months of 2007, an increase of $284.1 million from the $125.0 million used in the first six months of 2006. Income after adjustments for non-cash items increased by $59.5 million. Changes in operating assets and liabilities generated $49 million in cash in 2007 versus a use of $175.6 million in 2006. In 2006, the inclusion of the Cooper-Chengshan operations contributed to the increases in accounts receivable and inventories.
Net cash used in investing activities during the first six months of 2007 reflects capital expenditures of $78.8 million and proceeds from the sale of assets, the majority from the sale of a corporate aircraft, of $9.1 million. During the first six months of 2006 net cash used in investing activities reflects the Company’s acquisition of its ownership position in Cooper-Chengshan for $40.2 million, net of cash acquired, and capital expenditures of $76.6 million.
During the first six months of 2007, short-term notes decreased $20.6 million primarily for the Company’s Asian operations. The Company’s Cooper Kenda joint venture issued long-term debt of $9.7 million and Cooper Chengshan issued long-term debt of $19.5 million. Cooper Kenda also received $8.5 million from its joint venture partner for construction of the tire manufacturing facility in China.
During the first six months of 2006, Cooper-Chengshan issued $15 million of long-term debt to its minority interest shareholder and $21 million in short-term debt to financial institutions. The Company also borrowed $40 million under its revolving credit facility. The Company’s Cooper-Kenda joint venture received $13.0 million from its joint venture partner for construction of the tire manufacturing facility in China. The Board of Directors authorized the repurchase of up to $350 million of the Company’s outstanding debt on May 2, 2005 and the Company repurchased $4.0 million of debt during the first six months of 2006.
The Company’s Board of Directors, at its August 3, 2007 meeting, authorized the repurchase of up to $200 million of the Company’s publicly traded notes. The repurchase of debt may be accomplished through open market transactions, a tender offer, or a combination of the two.
Dividends paid on the Company’s common shares in the first six months of 2007 and 2006 were $13 million and $12.9 million, respectively. During the first six months of 2007, stock options were exercised to acquire 1,035,283 shares of common stock.
Available credit facilities – The Company has an unsecured revolving credit facility with a consortium of ten banks that provides up to $175 million in credit facilities and expires August 31, 2008. The Company has initiated action to replace this facility with a five year, asset-backed line, secured by U.S. inventory and accounts receivable not pledged elsewhere. The Company also has an accounts receivable securitization facility with a $175 million limit. This facility will be amended to reflect the pending sale of Oliver Rubber Company (see Note 13 of the Notes to Condensed Consolidated Financial Statements) and the Company intends to extend the maturity to 2010.
As of June 30, 2007 the Company was in compliance with the financial covenants contained in its credit agreements. At that date, the ratio of consolidated net indebtedness to consolidated capitalization was 35.5 percent and the interest coverage was 6.6 times compared to requirements of 55 percent maximum net indebtedness to consolidated capitalization ratio and minimum 3 times interest coverage. The Company anticipates that it will remain in compliance with these covenants in 2007 based upon its business forecast for the year.
Available cash and contractual commitments — At June 30, 2007 the Company had cash and cash equivalents of $281.1 million and short-term investments of $50 million. The Company’s additional borrowing capacity through use of its credit agreement with its bank group and its accounts receivable securitization facility at June 30, 2007 was $330 million.

The Company expects capital expenditures for 2007 to be in the $200 million range. Of this capital expenditure amount, approximately $100 million will be in consolidated entities where the Company’s ownership is at or near 50 percent.
At June 30, 2007, the Company had remaining obligations of $17.9 million to Chengshan relating to the acquisition of its 51 percent interest in the two Chinese companies previously wholly owned by Chengshan. These obligations are due upon the signing of the share pledge agreement providing collateral against unknown liabilities or upon the resolution of post-closing adjustments for which the period extended to July 2007. This amount is expected to be paid to Chengshan in August 2007.
There are no significant long-term debt obligations due by the Company or its wholly owned subsidiaries until 2009.
Contingencies
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at June 30, 2007. The Company is aggressively managing its products liability costs.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk at June 30, 2007 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006.
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
There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at June 30, 2007.
Item 1A. RISK FACTORS
There have been no material changes in the risk factors at June 30, 2007 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006.

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

August 6, 2007 (Date)