Form 10-Q
period 2007-09-30
COOPER TIRE & RUBBER CO
filed 2007-11-06
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐          No ☑
Number of shares of common stock of registrant outstanding
at October 31, 2007: 62,650,119

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per-share amounts)

	December 31,	September 30,
	2006	2007
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$221,611	$301,839
Short-term investments	—	50,087
Accounts receivable, less allowances of $8,837 in 2006 and $8,540 in 2007	395,523	399,596
Inventories at lower of cost or market:
Finished goods	231,108	188,364
Work in process	26,990	29,813
Raw materials and supplies	79,769	86,280

	337,867	304,457
Other current assets	17,644	151,751
Assets of discontinued operations	59,699	52,145

Total current assets	1,032,344	1,259,875
Property, plant and equipment:
Land and land improvements	36,853	37,492
Buildings	293,642	338,064
Machinery and equipment	1,599,673	1,636,720
Molds, cores and rings	263,056	270,433

	2,193,224	2,282,709
Less accumulated depreciation and amortization	1,222,591	1,298,222

Net property, plant and equipment	970,633	984,487
Goodwill	24,439	24,439
Intangibles, net of accumulated amortization of $17,621 in 2006 and $21,472 in 2007	32,250	28,675
Restricted cash	7,550	7,673
Other assets	168,299	75,122

	$2,235,515	$2,380,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$144,803	$112,980
Payable to noncontrolling owner	19,527	7,517
Accounts payable	232,321	247,921
Accrued liabilities	112,659	171,706
Income taxes	4,695	4,301
Liabilities related to the sale of automotive operations	3,038	1,596
Liabilities of discontinued operations	10,445	15,094

Total current liabilities	527,488	561,115
Long-term debt	513,213	495,076
Postretirement benefits other than pensions	258,579	265,433
Other long-term liabilities	217,743	212,646
Long-term liabilities related to the sale of automotive operations	8,913	10,482
Noncontrolling shareholders’ interest	69,688	83,183
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 86,322,514 shares issued in 2006 and 2007	86,323	86,323
Capital in excess of par value	38,144	39,569
Retained earnings	1,256,971	1,305,955
Cumulative other comprehensive loss	(282,552)	(245,646)

	1,098,886	1,186,201
Less: 24,982,887 common shares in treasury in 2006 and 23,684,370 in 2007, at cost	(458,995)	(433,865)

Total stockholders’ equity	639,891	752,336

	$2,235,515	$2,380,271

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2007
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2006	2007

Net sales	$689,902	$767,710
Cost of products sold	638,859	691,627

Gross profit	51,043	76,083
Selling, general and administrative	54,790	42,559
Restructuring	1,315	776

Operating profit (loss)	(5,062)	32,748

Interest expense	12,964	12,351
Interest income	(2,064)	(4,506)
Debt extinguishment	—	1,541
Other — net	(1,529)	(4,762)

Income (loss) from continuing operations before income taxes	(14,433)	28,124

Income tax expense	(7,610)	(6,861)

Income (loss) from continuing operations before noncontrolling shareholders’ interests	(22,043)	21,263

Noncontrolling shareholders’ interests	(1,483)	(3,418)

Income (loss) from continuing operations	(23,526)	17,845
Income (loss) from discontinued operations, net of income taxes	(1,467)	12,359

Net income (loss)	$(24,993)	$30,204

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.38)	$0.29
Income (loss) from discontinued operations	(0.02)	0.20

Net income (loss)	$(0.41)*	$0.48 *

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.38)	$0.28
Income (loss) from discontinued operations	(0.02)	0.19

Net income (loss)	$(0.41)*	$0.48 *

Weighted average number of shares outstanding (000s):
Basic	61,339	62,603

Diluted	61,339	63,519

Dividends per share	$0.105	$0.105

*	Amounts do not add due to rounding
See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2007
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2006	2007
Net sales	$1,860,119	$2,167,445
Cost of products sold	1,738,634	1,945,161

Gross profit	121,485	222,284

Selling, general and administrative	146,705	127,390
Restructuring	1,315	3,515

Operating profit (loss)	(26,535)	91,379

Interest expense	35,360	37,027
Interest income	(7,132)	(12,294)
Debt extinguishment	(77)	1,541
Dividend from unconsolidated subsidiary	(4,286)	(2,007)
Other — net	(1,416)	(11,015)

Income (loss) from continuing operations before income taxes	(48,984)	78,127

Income tax benefit (expense)	7,829	(18,417)

Income (loss) from continuing operations before noncontrolling shareholders’ interests	(41,155)	59,710

Noncontrolling shareholders’ interests	(4,953)	(6,745)

Income (loss) from continuing operations	(46,108)	52,965

Income (loss) from discontinued operations, net of income taxes	(4,770)	15,603

Net income (loss)	$(50,878)	$68,568

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.75)	$0.85
Income (loss) from discontinued operations	(0.08)	0.25

Net income (loss)	$(0.83)	$1.11 *

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.75)	$0.84
Income (loss) from discontinued operations	(0.08)	0.25

Net income (loss)	$(0.83)	$1.09

Weighted average number of shares outstanding (000s):
Basic	61,336	62,023

Diluted	61,336	62,807

Dividends per share	$0.315	$0.315

*	Amounts do not add due to rounding
See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2007
(UNAUDITED)
(Dollar amounts in thousands)

	2006	2007
Operating activities:
Net income (loss)	$(50,878)	$68,568
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operations:
Income from discontinued operations, net of income taxes	4,770	(15,603)
Depreciation	94,104	97,046
Amortization	3,551	4,523
Deferred income taxes	3,021	10,793
Stock based compensation	1,028	2,618
Loss (gain) on sale of assets	1,112	(7,022)
Restructuring asset write-down	—	197
Noncontrolling shareholders’ income	4,953	6,745
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(92,759)	(3,168)
Inventories	(78,911)	38,840
Other current assets	(9,864)	5,962
Accounts payable	20,259	10,958
Accrued liabilities	49,789	48,888
Other items	(15,106)	8,498

Net cash provided by (used in) continuing operations	(64,931)	277,843
Net cash used in discontinued operations	(545)	(212)

Net cash provided by (used in) operating activities	(65,476)	277,631

Investing activities:
Property, plant and equipment	(123,181)	(103,771)
Investments in available-for-sale debt securities	—	(50,087)
Acquisition of business, net of cash acquired	(42,981)	(11,964)
Proceeds from the sale of assets	51	12,450

Net cash used in continuing operations	(166,111)	(153,372)
Net cash used in discontinued operations	(2,886)	(1,859)

Net cash used in investing activities	(168,997)	(155,231)

Financing activities:
Issuance of (payments on) debt	72,726	(6,420)
Payments on long-term debt	(4,000)	(48,882)
Contributions of joint venture partner	13,024	11,750
Payment of dividends	(19,321)	(19,576)
Issuance of common shares and excess tax benefits on option exercises	122	23,929

Net cash provided by (used in) financing activities	62,551	(39,199)

Effects of exchange rate changes on cash of continuing operations	(3,653)	(3,027)

Changes in cash and cash equivalents	(175,575)	80,174

Cash and cash equivalents at beginning of year	280,712	221,655

Cash and cash equivalents at end of period	$105,137	$301,829

Cash and cash equivalents at end of period — continuing operations	$105,137	$301,839
Cash and cash equivalents at end of period — discontinued operations	—	(10)

Cash and cash equivalents at end of period	$105,137	$301,829

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per-share amounts)
1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. There is a year-round demand for the Company’s passenger and truck replacement tires, but passenger replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of August through November. Operating results for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.
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
Certain amounts for the prior year have been reclassified to conform to 2007 presentations. Included in the Payable to noncontrolling owner at December 31, 2006, as originally reported, was a $32,000 bank loan which has now been paid through the issuance of short-term notes. The December 31, 2006 Notes payable amount has been increased by $32,000 and the Payable to non-controlling owner has been reduced to reflect this bank loan. At December 31, 2006, the Cooper-Kenda joint venture included $4,200 of land use rights as Land and land improvements in the Property, plant and equipment section of the balance sheet. These land use rights have been reclassified to Other assets from Land and land improvements.
2.	On July 31, 2007, the Company announced it had signed a definitive agreement to sell Oliver Rubber Company, a subsidiary which produces tread rubber and retreading equipment, to Michelin North America, Inc. The sale was completed on October 5, 2007. The sale does not meet the thresholds for the disposition of a significant subsidiary, and, therefore, no pro forma financial information is presented.
The operations of Oliver Rubber Company, previously included in the results of the North American Tire Operations segment, are considered to be discontinued operations as defined under Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and require specific accounting and reporting for this quarter which differs from the approach used to report the Company’s results in prior quarters. The standard also requires restatement of comparable prior periods to conform to the required presentation.
The Company’s consolidated financial statements reflect the accounting and disclosure requirements of SFAS No. 144, which mandate the segregation of operating results for the current year and comparable prior year periods and the balance sheets related to the discontinued operations from those related to ongoing operations. Accordingly, the consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2007 reflect this segregation as income from continuing operations and income from discontinued operations and the consolidated balance sheets at December 31, 2006 and September 30, 2007 display the segregation of the total assets of the operations to be sold as an aggregated current asset and the related total liabilities as an aggregated current liability.
In addition to the segregation of operating financial results, assets and liabilities, Emerging Issues Task Force (“EITF”) No. 87-24, “Allocation of Interest to Discontinued Operations,” mandates the reallocation to continuing operations of general corporate overhead previously allocated to discontinued operations. Corporate overhead that previously would have been allocated to these operations of $321 for the quarter ended September 30, 2007 ($259 for the quarter ended September 30, 2006) and $923 for the nine-month period ended September 30, 2007 ($830 for the nine-month period ended September 30, 2006) is charged against continuing operations in the Company’s consolidated statements of income.
Operating results for the Oliver Rubber Company are included in income (loss) from discontinued operations, net of income taxes on the Company’s consolidated statements of operations. Sales for this operation were $25,893 and $22,286 for the quarters ended September 30, 2006 and 2007, respectively. For the nine-month periods ended September 30, 2006 and 2007, sales were $77,043 and $62,277, respectively. For the quarter ended September 30, 2007, this operation generated a pretax profit of $1,500 compared to a pretax loss of $2,084 recorded in the comparable period of 2006. For the nine months ended September 30, 2007, this operation recorded a pretax profit of $5,566. For the nine-month period ended September 30, 2006, the operation generated a pretax loss of $10,860, which included a restructuring charge of $9,612 related to the closure of the Athens, Georgia manufacturing facility.
3.	The following table provides details of the Company’s discontinued operations:

	Three months ended September 30		Nine months ended September 30
	2006	2007	2006	2007
Income (loss) from former automotive operations, net of tax	$(115)	$(2,297)	$2,389	$(1,860)
Income (loss) from former Oliver Rubber subsidiary, net of tax	(1,352)	744	(7,159)	3,551
Partial release of tax valuation allowance — see Note 15	—	13,912	—	13,912

	$(1,467)	$12,359	$(4,770)	$15,603

4.	The following table details information on the Company’s operating segments.

	Three months ended September 30		Nine months ended September 30
	2006	2007	2006	2007
Revenues from external customers:
North American Tire	$525,788	$576,276	$1,433,937	$1,624,546
International Tire	192,659	235,860	503,636	653,317
Eliminations	(28,545)	(44,426)	(77,454)	(110,418)

Net sales	$689,902	$767,710	$1,860,119	$2,167,445

Segment profit (loss):
North American Tire	$(1,026)	$26,948	$(28,075)	$74,436
International Tire	3,137	7,179	14,262	25,064
Eliminations	566	731	(1,105)	319
Unallocated corporate charges	(7,739)	(2,110)	(11,617)	(8,440)

Operating profit (loss)	(5,062)	32,748	(26,535)	91,379
Interest expense	12,964	12,351	35,360	37,027
Interest income	(2,064)	(4,506)	(7,132)	(12,294)
Debt extinguishment	—	1,541	(77)	1,541
Dividend from unconsolidated subsidiary	—	—	(4,286)	(2,007)
Other — net	(1,529)	(4,762)	(1,416)	(11,015)

Income (loss) from continuing operations before income taxes	$(14,433)	$28,124	$(48,984)	$78,127

5.	As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” The Company adopted SFAS No. 123 (R) using the modified prospective method of transition. Accordingly, prior periods have not been restated. In accordance with the adoption of SFAS No. 123 (R), the Company’s pre-tax income from continuing operations for the nine months ended September 30, 2007 was not materially affected as vesting of all unvested options was accelerated in 2006.

Prior to the adoption of SFAS No. 123 (R), the Company presented all benefits of its tax deductions resulting from the exercise of share-based compensation as operating cash flows in its Statement of Cash Flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the three-month and nine-month periods ended September 30, 2007, the Company recognized $580 and $2,898 of excess tax benefits, respectively, as a financing cash inflow.

The fair value of option grants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2006	2007

Risk-free interest rate	4.5%	4.6%
Dividend yield	2.9%	2.2%
Expected volatility of the Company’s common stock	0.350	0.360
Expected life in years	6.8	8.0
The weighted-average fair value of options granted in 2006 and 2007 was $4.55 and $7.28, respectively. The estimated fair value of options is amortized to expense over the options’ vesting period.
In the third quarter of 2007, the Company recorded $91 of stock compensation expense associated with the 2006 and 2007 stock option awards and has recorded $230 of stock compensation expense associated with these awards for the nine months ended September 30, 2007.
With the adoption of SFAS No. 123(R) in 2007, the Company has recognized compensation expense associated with restricted stock units granted based on the earlier of the vesting date or the date when the employee becomes eligible to retire. For the three-month and nine-month periods ended September 30, 2007, the Company has recognized $790 and $2,388 in compensation expense, respectively, associated with restricted stock units and stock awards. For the three-month and nine-month periods ended September 30, 2006, the Company had recognized $223 and $800 in compensation expense, respectively, associated with restricted stock units and stock awards.
The following table provides details of the restricted stock unit activity for the nine months ended September 30, 2007:

Restricted stock units outstanding at January 1, 2007	126,475

Restricted stock units granted	284,334
Accrued dividend equivalents	5,249
Restricted stock units settled	(41,413)

Restricted stock units outstanding at September 30, 2007	374,645

6.	The following table discloses the amount of net periodic benefit costs for the three-month and nine-month periods ended September 30, 2006 and 2007 for the Company’s defined benefit plans and other postretirement benefits relating to continuing operations:

	Pension Benefits
	Three months ended September 30		Nine months ended September 30
	2006	2007	2006	2007
Components of net periodic benefit cost:
Service cost	$5,658	$5,506	$16,872	$16,469
Interest cost	14,337	15,541	42,655	46,407
Expected return on plan assets	(18,583)	(22,363)	(55,361)	(60,880)
Amortization of prior service cost	122	179	358	534
Recognized actuarial loss	4,720	6,807	14,113	14,410

Net periodic benefit cost	$6,254	$5,670	$18,637	$16,940

		Other Postretirement Benefits
	Three months ended September 30		Nine months ended September 30
	2006	2007	2006	2007
Components of net periodic benefit cost:
Service cost	$1,431	$1,393	$4,294	$4,178
Interest cost	3,902	3,918	11,704	11,755
Amortization of prior service cost	(77)	(77)	(231)	(231)
Recognized actuarial loss	876	709	2,630	2,127

Net periodic benefit cost	$6,132	$5,943	$18,397	$17,829

7.	On an annual basis, disclosure of comprehensive income (loss) is incorporated into the Statement of Shareholders’ Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, unrealized gains or losses on certain marketable securities and derivative instruments and minimum pension liability adjustments.

The Company’s comprehensive income (loss) is as follows:

	Three months ended September 30		Nine months ended September 30
	2006	2007	2006	2007
Income (loss) from continuing operations	$(23,526)	$17,845	$(46,108)	$52,965
Other comprehensive income (loss):
Currency translation adjustments	4,251	4,555	11,061	9,985
Unrealized net gains (losses)	1,684	19,526	(367)	15,513
Minimum pension liability	(751)	—	(2,388)	-
Underfunded postretirement benefit plans	—	3,747	—	11,408

Comprehensive income (loss) from continuing operations	$(18,342)	$45,673	$(37,802)	$89,871

8.	During 2007, the Company’s continuing operations recorded restructuring expenses associated with four initiatives.

In September of 2006, the North American Tire Operations segment announced its plans to reconfigure its tire manufacturing facility in Texarkana, Arkansas so that production levels could “flex” to meet tire demand. This restructuring initiative has been completed at a total cost of $3,499. Certain equipment in the facility was relocated to meet the flexible production requirements. This reconfiguration resulted in a workforce reduction of approximately 350 people and was accomplished through attrition and layoffs. During the third quarter of 2007, the Company recorded $531 of costs related to the relocation of equipment. The Company recorded $2,056 of equipment relocation through the first nine months of 2007 and incurred a total of $2,779 of equipment relocation costs for this initiative. Also during the third quarter of 2007, the Company incurred $245 of personnel related costs. The Company incurred personnel related costs of $720 for this initiative and all of these costs were incurred in 2007. Of the personnel related costs, the Company has accrued severance costs of $443 and related payments of $237 resulting in an accrued severance balance at September 30, 2007 of $206.
In November of 2006, a restructuring of salaried support positions was announced. The restructuring was accomplished through reductions in part-time assistants, attrition and targeted severance actions. Approximately 81 full-time equivalent positions were eliminated as a result of this initiative which was completed at the end of the first quarter of 2007 at a total cost of $1,314. At December 31, 2006, there was an accrued severance balance of $809. No additional charges were recorded for this initiative during the third quarter and through the first nine months of 2007, the Company recorded $444 of additional severance costs. During the first nine months of 2007, the Company made payments of $1,170, resulting in an accrued severance balance at September 30, 2007 of $83. The Company made payments for employee outplacement services of $27 during 2007.
In December of 2006, the North American Tire Operations segment initiated a plan to reduce the number of stock-keeping units manufactured in its facilities and to take tire molds out of service. Under this initiative, 481 molds were identified. At March 31, 2007, all identified molds had been taken out of service. Both the mold write-off of $378 and the increased depreciation expense associated with the change in the estimate of useful life of $107 were recorded as restructuring expense. There were no additional costs recorded for this initiative during the third quarter. Through the first nine months of 2007, $80 of accelerated depreciation was recorded.
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
9.	The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population, and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities since December 31, 2006:

Reserve at December 31, 2006	$15,967
Additions	13,265
Payments	(12,880)

Reserve at September 30, 2007	$16,352

10.	The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000.

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
For the three-month periods ended September 30, 2006 and 2007, products liability costs totaled $18,682 and $22,867, respectively, and include recoveries of legal fees of $780 and $3,239 in the periods ended September 30, 2006 and 2007, respectively. For the nine-month periods ended September 30, 2006 and 2007, products liability expense totaled $51,072 and $52,091, respectively, and include recoveries of legal fees of $3,663 and $6,390, respectively. Policies applicable to claims occurring on April 1, 2003 and thereafter do not provide for recovery of legal fees.

11.	The Company’s other current assets are:

	December 31,	September 30,
	2006	2007

Investment in Kumho Tire Co., Inc.	$—	$131,940
Other	17,644	19,811

	$17,644	$151,751

The Company owns 15 million global depositary shares (equivalent to 7.5 million common shares) of Kumho Tire Company, Inc. of Korea. The Company holds an option to sell such shares to Kumho Tire, which is exercisable beginning in February 2008 at the greater of the price paid or the fair market value at the date of exercise. The Company presently intends to exercise the put option, and, accordingly, has classified the investment in current assets. The Company has increased the value of the investment to reflect the market value at September 30, 2007 with a corresponding increase in Other comprehensive income (loss). The tax impact of this transaction is offset by an adjustment to the tax valuation allowance.
12.	The Company’s other long-term assets are:

	December 31,	September 30,
	2006	2007

Investment in Kumho Tire Co., Inc.	$107,961	$—
Other	60,338	75,122

	$168,299	$75,122

13.	The Company’s accrued liabilities due within one year are:

	December 31,	September 30
	2006	2007

Payroll and withhholdings	$28,423	$50,336
Dealer incentive programs	19,778	9,346
Products liability	16,056	16,506
Medical	2,692	21,836
Other	45,710	73,682

	$112,659	$171,706

14.	During the third quarter of 2007, the Company repurchased $48,882 of its 7.75% unsecured notes due in December 2009. The Company incurred $1,541 of debt extinguishment costs in connection with these repurchases.
15.	For the quarter ended September 30, 2007, the Company recorded income tax expense using an aggregate forecasted annual effective tax rate of 19.2 percent for continuing operations, exclusive of discrete items. The 2007 annualized effective tax rate was favorably impacted by an anticipated reduction in the required valuation allowance principally due to a reduction in net deferred tax assets plus changes in the anticipated mix of earnings by jurisdiction. Taxes were calculated for the periods utilizing anticipated effective tax rates by jurisdiction forecasted for the full year.

The total income tax expense recorded in the third quarter for continuing operations was $6,861, which included tax expense related to discrete items of $5,143. Discrete items included: an increase to the valuation allowance for the change in the net deferred tax asset position created following the reclassification of the net deferred tax liability position of a discontinued operation; a revaluation of foreign deferred taxes due to enacted tax rate changes; and the creation of a tax contingency reserve relating to changes in the estimation of the utilization of tax credits and tax deductible items. For the nine-month period ended September 30, 2007, the Company recorded income tax expense related to continuing operations of $18,417, which included $5,029 of discrete items as described above.

The resulting effective tax rates for the quarter and nine-month periods ended September 30, 2007, for continuing operations, exclusive of discrete items, are 6.9 percent and 18.4 percent, respectively. For comparable periods in 2006, the effective tax benefit rates for continuing operations, exclusive of discrete items, were 55.3 percent and 43.2 percent, respectively. The changes in the tax rates recorded in the quarter, exclusive of discrete items, relate principally to: a partial release of the valuation allowance associated with a reduction in the deferred tax asset for LIFO inventories; the reclassification of a provision for discontinued operations previously reflected in continuing operations; and changes in the mix of earnings by jurisdiction.

Results from discontinued operations include a tax benefit of $13,912 relating to the partial release of a tax valuation allowance. Due to certainty created by the October sale of Oliver Rubber Company, the Company revised its judgment regarding the realization of certain deferred tax assets associated with tax attribute carryforwards.

The Company continues to maintain a valuation allowance pursuant to SFAS No. 109, “Accounting for Income Taxes,” on its net U.S. deferred tax asset position. The valuation allowance will be maintained as long as it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the United States, the Company has recorded significant deferred tax assets, the largest of which relates to products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relate to accelerated depreciation. Based upon this assessment, the Company maintains a $110,958 valuation allowance for the portion of U.S. deferred tax assets exceeding its deferred tax liabilities.

The Company has adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes”. During the third quarter of 2007, the Company increased its liability for unrecognized tax benefits for permanent and temporary book/tax differences for continuing operations by $1,400 as a result of changes in its estimation of the utilization of tax credits and tax deductible items. At September 30, 2007, the Company’s liability, exclusive of interest, totals approximately $3,400. Of this amount, the effective rate would change upon the recognition of approximately $2,800 of these unrecognized tax benefits. The Company accrued approximately $105 of interest expense for the quarter ended September 30, 2007 which has been recorded as a discrete item in its tax provision. At September 30, 2007, the accrued interest balance for these tax contingencies was $904. There has been no material change in these balances at September 30, 2007.

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by tax authorities for years prior to 2000.

16.	On July 31, 2007, the Company announced it had signed a definitive agreement to sell Oliver Rubber Company, a subsidiary which produces tread rubber and retreading equipment, to Michelin North America, Inc. This sale was completed on October 5, 2007. The Company received proceeds from the sale of $69 million, subject to subsequent working capital and purchase price adjustments.

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
Consolidated Results of Operations
(Dollar amounts in millions except per share amounts)

	Three months ended September 30			Nine months ended September 30
	2006	Change	2007	2006	Change	2007
Revenues:
North American Tire	$525.8	9.6%	$576.3	$1,433.9	13.3%	$1,624.5
International Tire	192.7	22.4%	235.8	503.6	29.7%	653.3
Eliminations	(28.6)		(44.4)	(77.4)		(110.4)

Net sales	$689.9	11.3%	$767.7	$1,860.1	16.5%	$2,167.4

Segment profit (loss):
North American Tire	$(1.0)	n/m	$26.9	$(28.0)	n/m	$74.4
International Tire	3.1	n/m	7.2	14.3	n/m	25.1
Unallocated corporate charges and eliminations	(7.1)		(1.4)	(12.8)		(8.2)

Operating profit (loss)	(5.0)	n/m	32.7	(26.5)	n/m	91.3
Interest expense	13.0	-4.6%	12.4	35.3	4.8%	37.0
Debt extinguishment costs	—		1.5	(0.1)		1.5
Interest income	(2.1)	114.3%	(4.5)	(7.1)	73.2%	(12.3)
Dividend from unconsolidated subsidiary	—		—	(4.3)		(2.0)
Other — net	(1.5)	n/m	(4.8)	(1.4)	n/m	(11.0)

Income (loss) from continuing operations before income taxes	(14.4)		28.1	(48.9)		78.1

Income tax benefit (expense)	(7.6)		(6.8)	7.8		(18.4)

Income (loss) from continuing operations before noncontrolling shareholders’ interests	(22.0)		21.3	(41.1)		59.7

Noncontrolling shareholders’ interests	(1.5)		(3.4)	(5.0)		(6.7)

Income (loss) from continuing operations	$(23.5)		$17.9	$(46.1)		$53.0

Basic earnings (loss) per share	$(0.38)		$0.29	$(0.75)		$0.85

Diluted earnings (loss) per share	$(0.38)		$0.28	$(0.75)		$0.84

Consolidated net sales for the three-month period ended September 30, 2007 were $77.8 million higher than the comparable period one year ago. The increase in net sales for the third quarter of 2007 compared to the third quarter of 2006 was primarily the result of improved net pricing and product mix in both the North American and International Tire Operations segments and higher unit volumes in the International Tire Operations segment. Operating profit in the third quarter of 2007 increased by $37.7 million from the operating loss reported for the third quarter of 2006. The favorable impacts of improved pricing, mix and volume, along with lower advertising costs in the North American Tire Operations segment, were partially offset by higher raw material costs, less favorable plant operations and higher incentive-related compensation expense. The Company also recognized a benefit in the third quarter of 2007 in its North American Tire Operations segment from inventory valuations as a result of the decline in finished goods inventory.

Consolidated net sales for the nine-month period ended September 30, 2007 were $307.3 million higher than the comparable period one year ago. During the first nine months of 2007, the sales of Cooper-Chengshan were included for all nine months, while in 2006, only the sales from the acquisition date of February 4, 2006 until September 30, 2006 were included. This accounted for $29.0 million of the sales increase. The remainder of the increase in net sales for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was the result of improved net pricing and product mix and higher unit volumes in both the North American Tire Operations and International Tire Operations segments. Operating profit in the first nine months of 2007 increased by $117.8 million from the operating loss reported for the first nine months of 2006. The favorable impacts of the improved pricing, mix and volume, along with lower advertising costs in the North American Tire Operations segment, were partially offset by higher raw material costs, less favorable plant operations and higher incentive-related compensation expense. The Company also recognized a benefit in 2007 in its North American Tire Operations segment from inventory valuations as a result of the decline in finished goods inventory.
The Company continued to experience significant increases in the costs of certain of its principal raw materials during the third quarter and the first nine months of 2007 compared with the levels experienced during 2006. The principal raw materials for the Company include synthetic rubber, carbon black, natural rubber, chemicals and reinforcement components. A significant portion of the Company’s raw materials are crude oil-based, a commodity which set new price ceilings during the third quarter of 2007, averaging over $74 per barrel for the quarter. The price of crude oil and the growing global demand for tire raw materials are contributing to the cost increases being experienced for raw materials used by the Company. The increases in the cost of crude oil and natural rubber were significant drivers of higher raw material costs during the third quarter of 2007, which were up approximately $11.8 million from the third quarter of 2006, and about $27.6 million for the nine-month period ended September 30, 2007, from the comparable period in 2006. The pricing volatility in commodities such as crude oil and natural rubber, contributed to the difficulty in managing the costs of raw materials.
The Company manages the procurement of its raw materials to assure quality, consistent supply and to obtain the most favorable pricing. For natural rubber, procurement is managed by buying forward of production requirements, long-term contracts and spot purchases. For metal-based components, procurement is managed through long-term supply contracts. For other principal materials, procurement arrangements include multi-year supply agreements that may contain formula-based pricing based on commodity indices. These arrangements provide quantities necessary to satisfy normal manufacturing demands and opportunities to manage the risk of pricing volatility.
Selling, general and administrative expenses were $42.6 million in the third quarter of 2007 (5.5 percent of net sales) and $54.8 million in the third quarter of 2006 (7.9 percent of net sales). This decrease was due primarily to lower advertising costs in the North American Tire Operations segment as a result of cost reductions, partially offset by higher incentive-related compensation expense in the third quarter of 2007 compared to the third quarter of 2006. The Company also incurred expense in the third quarter of 2006 associated with the severance component of payments made to the former chairman, president and chief executive officer of the Company. For the nine-month period ended September 30, 2007, selling, general and administrative expenses were $127.4 million (5.9 percent of net sales) compared to $146.7 million (7.9 percent of net sales) for the comparable period of 2006. This decrease was due to the same reasons cited for the quarter decrease.
During the third quarter of 2007, the Company recorded restructuring charges of $0.8 million related to the previously announced reconfiguration of the Texarkana, Arkansas manufacturing facility. During the third quarter of 2006, the Company recorded $1.3 million in restructuring costs, primarily one-time employee-related costs, associated with a management reorganization in the International Tire Operations segment. See Note 8 of the Notes to Condensed Consolidated Financial Statements for further discussion of the restructuring initiatives.
Interest expense decreased $0.6 million in the third quarter of 2007 from the third quarter of 2006. This decrease was the result of the debt repurchased in the third quarter of 2007. For the first nine months of 2007, interest expense increased $1.7 million compared to the same period in 2006. The increase for the nine months was the result of the debt related to investments in China.
The Company incurred $1.5 million in costs associated with the repurchase of $48.9 million of its long-term debt during the third quarter of 2007.

Interest income increased $2.4 million and $5.2 million in the third quarter and first nine months of 2007, respectively, from comparable periods of 2006 as a result of higher cash levels in 2007 than in 2006.
The Company recorded dividend income from its investment in Kumho Tire Co., Inc. in both 2007 and 2006. The dividend rate in 2007 was approximately $.27 per share and the rate in 2006 was approximately $.57 per share. The Company owns the equivalent of 7,500,000 shares.
Other — net increased by $3.3 million in the third quarter of 2007 from the third quarter of 2006 as a result of the Company recording a $3.1 million gain on the sale of stock in Nishikawa Rubber Co., Ltd. Other — net increased by $9.6 million for the first nine months of 2007 compared to 2006 as a result of the gains recorded on the sale of the stock in Nishikawa Rubber Co., Ltd. and a corporate aircraft and an increase in foreign currency gains in 2007 compared to 2006.
For the quarter ended September 30, 2007, the Company recorded income tax expense using an aggregate forecasted annual effective tax rate of 19.2 percent for continuing operations, exclusive of discrete items. The 2007 annualized effective tax rate was favorably impacted by an anticipated reduction in the required valuation allowance principally due to a reduction in net deferred tax assets plus changes in the anticipated mix of earnings by jurisdiction. Taxes were calculated for the periods utilizing anticipated effective tax rates by jurisdiction forecasted for the full year.
The total income tax expense recorded in the third quarter for continuing operations was $6.9 million, which included tax expense related to discrete items of $5.1 million. Discrete items included: an increase to the valuation allowance for the change in the net deferred tax asset position created following the reclassification of the net deferred tax liability position of a discontinued operation; a revaluation of foreign deferred taxes due to enacted tax rate changes; and the creation of a tax contingency reserve relating to changes in the estimation of the utilization of tax credits and tax deductible items. For the nine-month period ended September 30, 2007, the Company recorded income tax expense related to continuing operations of $18.4 million, which included $5 million of discrete items as described above.
The resulting effective tax rates for the quarter and nine-month periods ended September 30, 2007, for continuing operations, exclusive of discrete items, are 6.9 percent and 18.4 percent, respectively. For comparable periods in 2006 the effective tax benefit rates for continuing operations, exclusive of discrete items, were 55.3 percent and 43.2 percent, respectively. The changes in the tax rates recorded in the quarter, exclusive of discrete items, relate principally to: a partial release of the valuation allowance associated with a reduction in the deferred tax asset for LIFO inventories; the reclassification of a provision for discontinued operations previously reflected in continuing operations; and changes in the mix of earnings by jurisdiction.
Results from discontinued operations include a tax benefit of $13.9 million relating to the partial release of a tax valuation allowance. Due to the certainty created by the October sale of Oliver Rubber Company, the Company revised its judgment regarding the realization of certain deferred tax assets associated with tax attribute carryforwards.
Income from discontinued operations, net of tax increased $13.8 million in the third quarter of 2007 from the third quarter of 2006. During the third quarter of 2007, the Company recorded expenses of $2.3 million, net of tax, related to its former automotive products operation for a change in control severance payment and an adjustment to the selling price corresponding to an increase in the valuation of a long-term obligation it retained after the sale. The operations of the Oliver Rubber subsidiary generated net income $.7 million for the quarter. The $13.9 million partial release of the tax valuation allowance was discussed above. For the nine months ended September 30, 2007, income from discontinued operations, net of tax, increased $20.4 million. Expenses associated with the former automotive operations, net of tax, totaled $1.9 million in 2007 compared to income of $2.4 million in 2006 related to the release of tax reserves. The Oliver Rubber subsidiary generated income, net of tax, of $3.6 million compared to a loss of $7.2 million in 2006 when restructuring charges associated with the closure of the Athens, Georgia manufacturing facility were recorded.

North American Tire Operations Segment

	Three months ended September 30			Nine months ended September 30
	2006	Change	2007	2006	Change	2007
(Dollar amounts in millions)

Sales	$525.8	9.6%	$576.3	$1,433.9	13.3%	$1,624.5

Operating profit (loss)	$(1.0)	n/m	$26.9	$(28.0)	n/m	$74.4

United States unit sales changes:
Passenger tires
Segment		1.6%			5.4%
RMA members		-0.5%			0.3%
Total Industry		3.6%			2.9%

Light truck tires
Segment		1.9%			-1.3%
RMA members		-2.3%			-0.4%
Total Industry		2.8%			0.0%

Total light vehicle tires
Segment		1.7%			4.0%
RMA members		-0.7%			0.2%
Total Industry		3.5%			2.5%

Total segment unit sales changes		-0.5%			2.2%
Overview
The North American Tire Operations segment produces passenger car and light truck tires, primarily for sale in the United States replacement market. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not sell its products directly to end users and does not manufacture tires for sale to the automobile original equipment manufacturers (“OEMs”).
Sales
Sales of the North American Tire Operations segment increased $50.5 million in the third quarter of 2007 from levels in 2006. The increase in sales was a result of improved net pricing and product mix ($51.4 million), offset by lower unit volume ($0.9 million). The segment’s increased unit sales in the SUV and premium light truck tire replacement markets, along with the introduction of a new premium touring replacement tire in the second quarter of 2007, contributed to the improved product mix. The segment experienced a decrease in unit sales in the economy and high performance tire lines.
In the United States, the segment’s unit sales of total light vehicle tires increased by 1.7 percent in the third quarter of 2007 compared to the third quarter of 2006. This increase exceeds the 0.7 percent decrease in total light vehicle shipments experienced by all members of the Rubber Manufacturers Association (“RMA”), but is less than the 3.5 percent increase in total light vehicle shipments for the total industry (which includes an estimate for non-RMA members) for the quarter. The increased shipments were partly driven by higher shipments of passenger car tire replacement units, where increases in the third quarter of 2007 compared to the same period in 2006 were 1.6 percent and 3.6 percent for the segment and total industry, respectively, and a decrease of 0.5 percent for the RMA. Shipments of light truck tire replacement units for the third quarter of 2007 compared to the same period in 2006 were higher for the segment and total industry by 1.9 percent and 2.8 percent, respectively, and lower for the RMA by 2.3 percent. The lower unit volume in total for the segment in the third quarter of 2007 compared to the same period in 2006 was driven by lower international shipments, primarily to the Company’s International Tire Operations segment.
Sales of the North American Operations Tire segment increased $190.6 million in the first nine months of 2007 from levels in 2006. The increase in sales was a result of improved net pricing and product mix ($160.6 million) and higher unit volume ($30.0 million). The segment’s increased unit sales in the SUV and premium light truck tire markets, along with the introduction of a new premium touring passenger tire line, contributed to the improved product mix.
In the United States, the segment’s unit sales of total light vehicle tires increased by 4.0 percent in the first nine months of 2007 compared to the same period in 2006. This increase exceeds the 0.2 percent increase in total light vehicle shipments experienced by all members of the RMA, and also exceeds the 2.5 percent increase in total light vehicle shipments for the total industry (which includes an estimate for non-RMA members) for the first nine months. The increased shipments were driven by higher shipments of passenger car tire replacement units, where increases in the first nine months of 2007 compared to the same period in 2006 were 5.4 percent, 0.3 percent and 2.9 percent for the segment, RMA and total industry, respectively. Shipments of light truck tire replacement units were lower for the segment and RMA by 1.3 percent and 0.4 percent, respectively, and flat for the total industry.
Operating Profit
Segment operating profit increased $27.9 million in the third quarter of 2007 from the level in the third quarter of 2006. The impacts of improved net pricing and product mix ($31.1 million) were partially offset by higher raw material costs ($6.0 million), higher incentive-related compensation expense and less favorable plant operations due to the reconfiguration of the Texarkana, Arkansas manufacturing facility and production inefficiencies as the Company continues to align its production to meet future market needs. The segment also experienced lower advertising costs due to cost reductions and lower outside storage costs due to the reduced level of inventory. The third quarter of 2006 included the cost of reduced production levels as the segment temporarily shutdown its four tire manufacturing facilities in order to control inventory levels.
The segment determines its inventory costs using the last-in, first-out (“LIFO”) method. During the third quarter of 2007, inventory levels continued to decline. This decline resulted in the segment recognizing a $14.2 million benefit from inventory liquidations in the quarter.
During the third quarter of 2007, the segment recorded restructuring charges of $0.8 million, related to the previously announced reconfiguration of the Texarkana, Arkansas manufacturing facility. See Note 8 of the Notes to Condensed Consolidated Financial Statements for further discussion of this restructuring initiative.
Segment operating profit increased $102.4 million in the nine months ended September 30, 2007 from the level in the same period of 2006. The impacts of improved net pricing and product mix ($99.5 million), higher unit volume ($6.9 million) and the LIFO inventory liquidations ($14.2 million) were partially offset by higher raw material costs ($7.4 million), higher incentive-related compensation expense and less favorable plant operations due to the reconfiguration of the Texarkana, Arkansas manufacturing facility and production inefficiencies as the Company continues to align its production to meet future market needs. The segment also experienced lower advertising costs due to cost reductions and lower outside storage costs due to the reduced level of inventory. The first nine months of 2006 included the cost of reduced production levels as the segment temporarily shutdown its four tire manufacturing facilities in order to control inventories resulting from the weak North American replacement tire market. The first nine months of 2006 also included the cost to convert one of the segment’s manufacturing facilities to a seven-day operation.
During the first nine months of 2007, the segment recorded restructuring charges of $3.4 million, primarily related to the previously announced reconfiguration of the Texarkana, Arkansas manufacturing facility and the reduction of salaried support positions. See Note 8 of the Notes to Condensed Consolidated Financial Statements for further discussion of these restructuring initiatives.

Segment Outlook
The segment continues to be optimistic regarding its opportunities for 2007. The CS4, a premium touring passenger tire line, was launched in April 2007 to satisfy current customer requirements. This and other new products are expected to continue improving profitability by increasing sales and improving the mix of products sold. In addition, the segment continues to implement productivity initiatives and other cost savings projects such as staffing and complexity reductions which will contribute to improved earnings for the remainder of 2007.
The segment previously outsourced radial medium truck and certain passenger tire products to Asian manufacturers, making domestic production capacity available for the production of larger light truck tires and other higher-margin products. The segment expects to source over two million radial medium truck and economy passenger tires in 2007 through various joint venture and outsourcing initiatives. These initiatives are important to the segment’s ability to profitably provide tire products to its customers in North America.
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
The segment believes its operating profit levels will improve when compared to its 2006 results due not only to higher sales, but also the impact of improved pricing and product mix. The implementation of cost reduction programs and slowing of raw material cost increases will also contribute to improved operating profit. Targeted growth plans for specific proprietary brand and key private brand customers, the introduction of a new premium touring tire and increasing demand for sport utility vehicle tire lines are expected to yield higher margins and contribute favorably to the segment’s operating profit.
International Tire Operations Segment

	Three months ended September 30			Nine months ended September 30
	2006	Change	2007	2006	Change	2007
(Dollar amounts in millions)

Sales	$192.7	22.4%	$235.8	$503.6	29.7%	$653.3

Operating profit	$3.1	132.3%	$7.2	$14.3	75.5%	$25.1

Unit sales change		14.6%			19.4%
Overview
The International Tire Operations segment manufactures and markets passenger car, light truck and motorcycle tires for the replacement market, as well as racing tires and materials for the tire retread industry, in Europe and the United Kingdom. With the Company’s ownership interest in Cooper-Chengshan, the International Tire Operations segment now manufactures and markets passenger car and light truck radial tires as well as radial and bias medium truck tires in the Asian market. This segment has completed construction of a plant in the Peoples Republic of China in a separate joint venture arrangement (Cooper-Kenda Tire) and all tires produced at this facility during the first five years will be exported to markets outside of China.

Sales
Sales of the International Tire Operations segment increased $43.1 million, or 22.4%, in the third quarter of 2007 compared to the third quarter of 2006. Foreign currency changes had a favorable impact of $5.6 million in the third quarter of 2007 compared to $3.5 million in 2006. The remainder of the increase in sales in the third quarter of 2007 compared to the third quarter of 2006 was due to improved net pricing and product mix ($22.8 million) and higher unit volumes ($14.7 million).
Sales of the International Tire Operations segment increased $149.7 million, or 29.7%, in the first nine months of 2007 compared to the same period in 2006. During the first nine months of 2007, the sales of Cooper-Chengshan were included for all nine months while in 2006 only the sales from the acquisition date of February 4, 2006 until September 30, 2006 were included. This accounted for $31.6 million of the sales increase. Foreign currency changes had a favorable impact of $23.8 million in the first nine months of 2007 compared to an unfavorable impact in 2006 of $3.3 million. The remainder of the increase in sales in the first nine months of 2007 compared to the first nine months of 2006 was due to improved net pricing and product mix ($26.9 million) and higher unit volumes ($67.4 million).
Operating Profit
Operating profit for the segment in the third quarter of 2007 was $4.1 million higher than in the same period of 2006. The impacts of improved net pricing and product mix ($6.7 million) and higher unit volumes ($2.3 million) were partially offset by higher raw material costs ($5.8 million) and higher expenses related to the startup of the segment’s Asian operations.
Operating profit for the segment in the first nine months of 2007 was $10.8 million higher than in 2006. The impacts of owning Cooper-Chengshan for the entire period in 2007, the segment’s improved net pricing and product mix ($21.3 million), higher unit volumes ($11.3 million) and a gain on the sale of land in Europe ($2.2 million) were partially offset by higher raw material costs ($20.2 million), higher expenses related to the startup of the segment’s Asian operations and other costs.
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
Effective February 4, 2006, the Company acquired a 51 percent ownership position in Cooper Chengshan (Shandong) Passenger Tire Co., Ltd. and Cooper Chengshan (Shandong) Tire Company, Ltd. The acquisition included a 25 percent position in the steel cord factory which is located adjacent to the tire manufacturing facility in Rongchen City, Shandong, China. On October 12, 2007, the Company sold its ownership position in the steel cord factory and did not recognize a gain or loss. The two companies together were known as Shandong Chengshan Tire Company, Ltd. (“Chengshan”) of Shandong, China. The companies manufacture passenger car and light truck radial tires as well as radial and bias commercial tires primarily under the brand names of Chengshan and Austone. In 2007, the companies have begun producing tires under various associated house brand names.
The International Tire Operations segment has a joint venture with Kenda Rubber Industrial Co., Ltd. of Taiwan (“Kenda”) which has constructed a tire manufacturing facility in the Peoples Republic of China. Initial production from this facility began in the first quarter of 2007. All tires produced at the facility during the first five years will be exported to markets outside of China.
The segment formed these agreements in Asia to provide an adequate competitive position, obtain immediate market recognition in China and develop a platform on which to build as the Asian market develops.

Outlook for Company
The Company believes improving operating efficiencies, implementing cost reduction projects and production realignment will enable it to continue to improve profitability in 2007 when compared to 2006 levels. The Company has specific projects focused on profitability improvement. It intends to reduce inventory by $100 million from the June 30, 2006 levels by the end of 2007. It is committed to identify, approve and implement $170 million in profit improvements through more contemporary product management, mix improvement, better pricing, a change in manufacturing strategy and a multitude of cost reduction initiatives.
Modest growth in performance and sport utility vehicle tires will also contribute to margin improvement. While the industry is returning to more normal levels of growth, through the first three quarters of 2007, the growth rate was below the historical growth rate of two to three percent.
The Company continues to be cautious in its expectations of future profitability because of the unknown factors impacting the industry: consumer confidence, gasoline prices as they relate to miles driven, raw material cost volatility, intense competition and currency fluctuations. Realization of its profit objectives is dependent upon achievement of its cost reduction goals and improvements in its North American plant operations.
Raw material prices continue to prove very difficult to predict accurately. The high cost of crude oil and natural rubber are believed to be more stable overall in 2007, but continue to remain very volatile in the short term. The Company continues to experience price escalation in these key commodities. The Company believes raw material costs will continue to increase for the remainder of 2007 based on the fundamentals and global economic conditions of these key commodities. To address the higher raw material costs, the Company announced a price increase for it products on October 1, 2007 and continues to evaluate the need for future price increases.
Liquidity and Capital Resources
Generation and uses of cash — Net cash provided by operating activities of continuing operations was $277.8 million in the first nine months of 2007, an increase of $342.8 million from the $64.9 million used in the first nine months of 2006. Income after adjustments for non-cash items increased $106.2 million. Changes in operating assets and liabilities generated $110 million in cash in 2007 versus a use of $126.6 million in 2006. In 2006, the inclusion of the Cooper-Chengshan operations contributed to the increases in accounts receivable and inventories.
Net cash used in investing activities during the first nine months of 2007 reflects capital expenditures of $103.8 million and investments in available-for-sale securities of $50.1 million. The Company made two payments related to the purchase of Cooper-Chengshan during the third quarter. Proceeds from the sale of assets related primarily to the sale of a corporate aircraft and of a stock investment.
During the first nine months of 2006, net cash used in investing activities reflects the Company’s initial payment for the acquisition of its ownership interest in Cooper-Chengshan of $43.0 million, net of cash acquired, and capital expenditures of $123.2 million.
During the first nine months of 2007, short term notes decreased $6.4 million primarily for the Company’s Asian operations. During the third quarter, the Company repurchased $48.9 million of its senior notes due in December 2009. Cooper-Kenda received capital contributions of $11.8 million from its joint venture partner for construction of the tire manufacturing facility in China.
During the first nine months of 2006, Cooper-Chengshan issued $15 million of long-term debt to its minority interest shareholder and $47.5 million in short-term debt to financial institutions. The Company’s Cooper-Kenda joint venture issued $10.2 million of long-term debt to a Chinese financial institution and received $13.0 million of capital contributions from its joint venture partner for construction of the tire manufacturing facility in China. Through the first nine months of 2006, the Company repurchased $4.0 million of debt.

Dividends paid on the Company’s common shares in the first nine months of 2006 and 2007 were $19.3 million and $19.6 million, respectively. During the first nine months of 2007, stock options were exercised to acquire 1,236,660 shares of common stock.
Available credit facilities — The Company has a revolving credit facility with a consortium of ten banks that provides up to $175 million in credit facilities and expires August 31, 2008. The Company also has an accounts receivable securitization facility with a $125 million limit.
As of September 30, 2007, the Company was in compliance with the financial covenants contained in the above facilities. At that date, the most restrictive were: 1) the ratio of consolidated net indebtedness to consolidated capitalization which was 28.4 percent and 2) the interest coverage ratio which was 8.2 times, compared to requirements of 55 percent maximum net indebtedness to consolidated capitalization ratio and minimum 3 times interest coverage. The Company anticipates it will remain in compliance with these covenants in 2007 based upon its business forecast for the year.
Available cash and contractual commitments — At September 30, 2007, the Company had cash and cash equivalents of $301.8 million and short-term investments of $50.1 million. The Company’s additional borrowing capacity through use of its credit agreement with its bank group and its accounts receivable securitization facility at September 30, 2007 was $272.8 million.
The Company expects capital expenditures for 2007 to be in the $165 million range of which approximately $85 million will be in consolidated entities where the Company’s ownership is at or near 50 percent.
At September 30, 2007, the Company had remaining obligations of $6 million to Chengshan relating to the acquisition of its 51 percent interest in the two Chinese companies previously wholly owned by Chengshan. This amount is expected to be paid to Chengshan before the end of 2007.
There are no significant long-term debt obligations due by the Company or its wholly owned subsidiaries until 2009.
Contingencies
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its balance sheet in excess of amounts recorded at September 30, 2007. The Company is aggressively managing its products liability costs.
Forward-Looking Statements
This report contains what the Company believes are “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding projections, expectations or matters that the Company anticipates may happen with respect to the future performance of the industries in which the Company operates, the economies of the United States and other countries, or the performance of the Company itself, which involve uncertainty and risk. Such “forward-looking statements” are generally, though not always, preceded by words such as “anticipates,” “expects,” “believes,” “projects,” “intends,” “plans,” “estimates” and similar terms that connote a view to the future and are not merely recitations of historical fact. Such statements are made solely on the basis of the Company’s current views and perceptions of future events, and there can be no assurance that such statements will prove to be true. It is possible that actual results may differ materially from those projections or expectations due to a variety of factors, including but not limited to:

•	changes in economic and business conditions in the world, especially the continuation of the global tensions and risks of further terrorist incidents that currently exist;
•	increased competitive activity, including the inability to obtain and maintain price increases to offset higher production or material costs;
•	the failure to achieve expected sales levels;
•	consolidation among the Company’s competitors and customers;
•	technology advancements;
•	fluctuations in raw material and energy prices, including those of steel, crude petroleum and natural gas and the unavailability of such raw materials or energy sources;
•	changes in interest and foreign exchange rates;
•	increases in pension expense resulting from investment performance of the Company’s pension plan assets and changes in discount rate, salary increase rate and expected return on plan assets assumptions;
•	government regulatory initiatives, including the proposed and final regulations under the TREAD Act;
•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons;
•	the impact of labor problems, including a strike brought against the Company or against one or more of its large customers;
•	litigation brought against the Company;
•	an adverse change in the Company’s credit ratings, which could increase its borrowing costs and/or hamper its access to the credit markets;
•	the inability of the Company to execute the cost reduction/Asian strategies;
•	the failure of the Company’s suppliers to timely deliver products in accordance with contract specifications;
•	the impact of reductions in the insurance program covering the principal risks to the Company, and other unanticipated events and conditions; and
•	the failure of the Company to achieve the full cost reduction and profit improvement targets as set forth in a presentations made by senior management and filed on Forms 8-K on September 7, 2006, October 31, 2006 and April 5, 2007.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk at September 30, 2007 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006.
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

There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its balance sheet in excess of amounts recorded at September 30, 2007.
Item 1A. RISK FACTORS
There have been no material changes in the risk factors at September 30, 2007 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006.

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

November 6, 2007
     (Date)