Form 10-K
period 2007-12-31
COOPER TIRE & RUBBER CO
filed 2008-02-28
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2007
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐     No ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2007 was $1,695,910,230.
The number of shares outstanding of the registrant’s common stock as of January 31, 2008 was 59,668,276.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information from the registrant’s definitive proxy statement for its 2008 Annual Meeting of Stockholders is hereby incorporated by reference into Part III, Items 10 – 14, of this report.

COOPER TIRE & RUBBER COMPANY – FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
PART I

Item 1.	BUSINESS
Cooper Tire & Rubber Company (“Cooper” or the “Company”) is a leading manufacturer of replacement tires. It is the fourth largest tire manufacturer in North America and, according to a recognized trade source, is the ninth largest tire company in the world based on sales. Cooper focuses on the manufacture and sale of passenger and light truck replacement tires. It also manufactures radial medium and bias light truck tires. The Company also manufactures and sells motorcycle and racing tires.
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
Cooper was incorporated in the state of Delaware in 1930 as the successor to a business originally founded in 1914. Based in Findlay, Ohio, Cooper currently operates 8 manufacturing facilities and 37 distribution centers in 9 countries. As of December 31, 2007, the Company employed 13,355 persons worldwide.

Business Segments
North American Tire Operations
The North American Tire Operations segment produces passenger car and light truck tires, primarily for sale in the United States replacement market. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and other large automotive product retail chains. The segment does not sell its products directly to end users, except through three Company-owned retail stores, and does not manufacture tires for sale to the automobile original equipment manufacturers (“OEMs”).
The segment operates in a highly competitive industry, which includes Bridgestone Corporation, Goodyear Tire & Rubber Company and Groupe Michelin. These competitors are substantially larger than the Company and serve OEMs as well as the replacement portion of the tire market. The segment also faces competition from low-cost producers in Asia and South America. Some of those producers are foreign subsidiaries of its competitors in North America. The segment had a market share in 2007 of approximately 15 percent of all light vehicle replacement tire sales in the United States. A small percentage of the products manufactured by the segment in the United States are exported throughout the world.
Success in competing for the sale of replacement tires is dependent upon many factors, the most important of which are price, quality, line coverage, availability through appropriate distribution channels and relationships with dealers. Other factors of importance are warranty, credit terms and other value-added programs. The segment has built close working relationships through the years with its independent dealers. It believes those relationships have enabled it to obtain a competitive advantage in the replacement market. As a steadily increasing percentage of replacement tires are sold by large regional and national tire retailers, the segment has increased its penetration of those distribution channels, while maintaining a focus on its traditionally strong network of independent dealers. In addition, as an increasing percentage of replacement tires sold are in the high performance and ultra-high performance categories, the segment has worked aggressively to increase its production capacity of this type of premium tire to keep up with increasing customer requirements. Part of this capacity expansion is comprised of the outsourcing of tires to manufacturers in Asia and Mexico. The segment currently has a manufacturing supply agreement with an Asian and a Mexican manufacturer to provide tires for distribution in the United States. In total, the segment sourced approximately 1.7 million tires from China in 2007 but did not source any tires from Mexico in 2007.
The replacement tire business has a broad customer base. Overall, a balanced mix of customers and the offering of both proprietary brand and private label tires help to protect the segment from the adverse effects that could result from the loss of a major customer. Customers place orders on a month-to-month basis and the segment adjusts production and inventory to meet those orders which results in varying backlogs of orders at different times of the year.
International Tire Operations Segment
The International Tire Operations segment has manufacturing facilities in the United Kingdom and China. It is pursuing opportunities for future expansion of its joint venture operations in Asia. The segment has two administrative offices and a sales office in China through which it is managing and developing the Company’s increasing commercial relationships in Asia.
In the United Kingdom, the segment currently produces passenger car, light truck, racing and motorcycle tires and markets these products primarily to dealers in the replacement markets in the United Kingdom, continental Europe and Scandinavia. The segment has subsidiaries in France, Germany, Italy, Spain and Switzerland for marketing its products in continental Europe. The segment does not sell its products directly to end users and does not manufacture tires for sale to OEMs in Europe, other than several small contracts with specialty vehicle manufacturers in the United Kingdom.
In China, the segment currently produces passenger car, bias, radial light and medium truck tires, and off-the-road tires. These products are manufactured for export to Europe and North America and are also marketed to dealers in the replacement tire market within China. While the segment does manufacture tires for sale to OEMs in China, less than ten percent of the sales in China are to OEMs.
The segment has a joint venture with an Asian partner to build a manufacturing plant in China. Production in this facility commenced in the first quarter of 2007. In addition, the segment currently has a manufacturing supply agreement with an Asian manufacturer to provide entry-level passenger tires from China for distribution in the European market. In total, the segment sourced approximately 548,000 tires from China in 2006 and 447,000 tires in 2007.
As in North America, the segment operates in a highly competitive industry, which includes Bridgestone Corporation, Goodyear Tire & Rubber Company and Groupe Michelin. These competitors are substantially larger than the Company and serve OEMs as well as the replacement portion of the tire market.

Discontinued Operations
The discontinued operations as reported in this Form 10-K include the operations of Cooper-Standard Automotive (formerly the Automotive segment), which was sold on December 23, 2004, and the operations of the Company’s Oliver Rubber Company subsidiary (formerly part of the North American Tire Operations segment), which was sold on October 5, 2007.
Cooper-Standard Automotive produced components, systems, subsystems and modules for incorporation into the passenger vehicles and light trucks manufactured by the global automotive OEMs. The Company’s Oliver Rubber Company subsidiary produced tread rubber and retreading equipment.
The Company elected to sell Cooper-Standard Automotive and Oliver Rubber Company in order to more fully focus management attention and Company resources on the primary business of replacement tires.
Raw Materials
The Company’s principal raw materials include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. The Company acquires its raw materials from various sources around the world to assure continuing supplies for its manufacturing operations and mitigate the risk of potential supply disruptions.
The Company experienced significant increases in the costs of certain of its principal raw materials during 2007 when compared with the levels experienced during 2006. Approximately 65 percent of the Company’s raw materials are petroleum-based and crude oil continued its upward trend by setting new price highs in the fourth quarter of 2007. Natural rubber prices also peaked at all-time highs during the fourth quarter of 2007. The increases in the cost of natural rubber and petroleum-based materials were the most significant drivers of higher raw material costs during the year. The pricing volatility of these commodities contributes to the difficulty in managing the costs of raw materials. The increased price of crude oil and natural rubber along with growing global demand for these products remain fundamental factors to the cost increases experienced for raw materials used by the Company.
The Company has a purchasing office in Singapore to acquire natural rubber and various raw materials directly from producers in Southeast Asia. This purchasing operation enables the Company to work directly with producers to continually improve consistency and quality and to reduce the costs of materials, transportation and transactions.
The Company is an equity investor in RubberNetwork.com LLC, which was established by the major manufacturers in the tire and rubber industry to achieve cost savings through increased efficiencies and opportunities for relevant benchmarking in the procurement processes of raw materials, indirect materials and services through the application of strategic sourcing and supply chain management. The Company recognized significant savings in purchasing certain raw materials, indirect materials and services through the use of this procurement method during 2007.
The Company’s contractual relationships with its raw material suppliers are generally based on long-term agreements and/or purchase order arrangements. For natural rubber and natural gas, procurement is managed by buying forward production requirements and utilizing the spot market when advantageous. For other principal materials, procurement arrangements include supply agreements that may contain formula-based pricing based on commodity indices, multi-year agreements, or spot purchases. These arrangements only cover quantities needed to satisfy normal manufacturing demands.
Working Capital
The Company sold its Oliver Rubber Company subsidiary in a transaction which closed on October 5, 2007. The sale generated proceeds of approximately $66.3 million. At December 31, 2007, the Company held cash of $346 million and short-term investments of $49.8 million.
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
Research, Development and Product Improvement
The Company directs its research activities toward product development, improvements in quality and operating efficiency. The Company conducts extensive testing of current tire lines, as well as new concepts in tire design, construction and materials. During 2007, approximately 87 million miles of tests were performed on indoor test wheels and in monitored road tests. The Company has a tire and vehicle test track in Texas that assists with the Company’s testing activities. Uniformity equipment is used to physically monitor its manufactured tires for high standards of ride quality. The Company continues to design and develop specialized equipment to fit the precise needs of its manufacturing and quality control requirements. Research and development expenditures were $15.9 million, $23.2 million and $22.1 million during 2005, 2006 and 2007, respectively.
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
The Company owns and uses tradenames and trademarks worldwide. While the Company believes such tradenames and trademarks as a group are of material importance, the trademarks the Company considers most significant to its business are those using the words “Cooper,” “Mastercraft” and “Avon.” The Company believes all of these significant trademarks are valid and will have unlimited duration as long as they are adequately protected and appropriately used. Certain other tradenames and trademarks are being amortized over the next 10 to 21 years.
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
The Company’s manufacturing facilities, like those of the industry generally, are subject to numerous laws and regulations designed to protect the environment. In general, the Company has not experienced difficulty in complying with these requirements and believes they have not had a material adverse effect on its financial condition or the results of its operations. The Company expects additional requirements with respect to environmental matters will be imposed in the future. The Company’s 2007 expense and capital expenditures for environmental matters at its facilities were not material, nor is it expected that expenditures in 2008 for such uses will be material.
Foreign Operations
The Company has a manufacturing facility, a technical center, a distribution center and its European headquarters office located in the United Kingdom. There are five distribution centers and five sales offices in Europe. The Company has two manufacturing facilities, 13 distribution centers, a technical center, two administrative offices and a sales office in China. The Company also has a purchasing office in Singapore. In Mexico, the Company has a sales office and six distribution centers.
The Company believes the risks of conducting business in less developed markets, including China and other Asian countries, are somewhat greater than in the United States, Canadian and Western European markets. This is due to the potential for currency volatility, high interest and inflation rates, and the general political and economic instability that are associated with emerging markets.
The Company’s 2007 net sales attributable to its foreign subsidiaries, and shipments of exports from the United States, approximated $1,019 million, or approximately 35 percent of consolidated net sales. Additional information on the Company’s foreign operations can be found in the “Business Segments” note to the consolidated financial statements.
Available Information
The Company makes available free of charge on or through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the U.S. Securities and Exchange Commission (“SEC”). The Company’s internet address is http://www.coopertire.com. The Company has adopted corporate governance guidelines, a code of business ethics and conduct and charters for each of its Audit Committee, Compensation Committee and Nominating and Governance Committee, each of which are available on the Company’s internet website and will be available to any stockholder who requests them from the Company’s Director of Investor Relations. The information contained on the Company’s website is not incorporated by reference in this annual report on Form 10-K and should not be considered a part of this report.

Item 1A. RISK FACTORS
From time to time, information provided by our employees or information included in the Company’s filings with the Securities and Exchange Commission may contain forward-looking statements that are not historical facts. Those statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and our future performance, operating results, financial position and liquidity are subject to a variety of factors that could materially affect results, including those described below. Any forward-looking statements made in this report or otherwise speak only as of the date of the statement and, except as otherwise required by law, the Company undertakes no obligation to update those statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.
You should carefully consider the risks described below and other information contained in this Annual Report on Form 10-K when considering an investment decision with respect to the Company’s securities. Any of the events discussed in the risk factors below may occur. If they do, the Company’s business, results of operations or financial condition could be materially adversely affected. In such an instance, the trading price of the Company’s securities could decline, and you might lose all or part of your investment.
Price volatility for raw materials, including rubber and carbon black, could result in increased costs and may affect our profitability.
The pricing volatility for natural rubber and petroleum-based materials contribute to the difficulty in managing the costs of raw materials. Costs for certain raw materials used in the Company’s operations, including natural rubber, chemicals, carbon black, steel reinforcements and synthetic rubber remain at high levels. Increasing costs for raw materials supplies will increase the Company’s production costs and harm our margins and results of operations if the Company is unable to pass the higher production costs on to its customers in the form of price increases.
Further, if the Company is unable to obtain adequate supplies of raw materials in a timely manner, its operations could be interrupted.
If the price of natural gas or other energy sources increases, the Company’s operating expenses could increase significantly.
The Company’s eight manufacturing facilities rely principally on natural gas, as well as electrical power and other energy sources. High demand and limited availability of natural gas and other energy sources have resulted in significant increases in energy costs in the past several years, which have increased the Company’s operating expenses and transportation costs. Overall, the Company’s energy costs were at high levels on average during 2007, and those costs may increase further. Increasing energy costs would increase the Company’s production costs and adversely affect its margins and results of operations.
Further, if the Company is unable to obtain adequate sources of energy, its operations could be interrupted.
The Company’s industry is highly competitive, and it may not be able to compete effectively with low-cost producers and larger competitors.
The replacement tire industry is a highly competitive, global industry. Some of the Company’s competitors are large overseas companies with greater financial resources. The Company also competes against low-cost producers in Asia and South America. Increased competitive activity in the replacement tire industry has caused, and will continue to cause, pricing pressures on the Company’s business. The Company’s ability to compete successfully will depend in part on its ability to reduce costs by reducing excess capacity, leveraging global purchasing of raw materials, improving productivity, eliminating redundancies and increasing production at low-cost supply sources. If the Company is unable to offset continued pricing pressures with improved operating efficiencies and reduced spending, its sales, margins, operating results and market share would decline.
The Company may be unable to recover new product development and testing costs, which could increase the cost of operating its business.
The Company’s business strategy emphasizes the development of new equipment and new products and using new technology to improve quality and operating efficiency. Developing new products and technologies requires significant investment and capital expenditures, is technologically challenging and requires extensive testing and accurate anticipation of technological and market trends. If the Company fails to develop new products that are appealing to its customers, or fails to develop products on time and within budgeted amounts, the Company may be unable to recover its product development and testing costs.
The Company conducts its manufacturing, sales and distribution operations on a worldwide basis and is subject to risks associated with doing business outside the United States.
The Company has operations worldwide, including in the U.S., the United Kingdom, continental Europe, Mexico and Asia (primarily in China). Recently, the Company has expanded its operations in Asia and constructed a manufacturing plant in China.

There are a number of risks in doing business abroad, including political and economic uncertainty, social unrest, shortages of trained labor and the uncertainties associated with entering into joint ventures or similar arrangements in foreign countries. These risks may impact the Company’s ability to expand its operations in Asia and elsewhere and otherwise achieve its objectives relating to its foreign operations. In addition, compliance with multiple and potentially conflicting foreign laws and regulations, import and export limitations and exchange controls is burdensome and expensive. The Company’s foreign operations also subject it to the risks of international terrorism and hostilities and to foreign currency risks, including exchange rate fluctuations and limits on the repatriation of funds.
The Company’s expenditures for pension and other post-retirement obligations could be materially higher than it has predicted if its underlying assumptions prove to be incorrect.
The Company provides defined benefit and hybrid pension plan coverage to union and non-union U.S. employees and a contributory defined benefit plan in the U.K. The Company’s pension expense and its required contributions to its pension plans are directly affected by the value of plan assets, the projected and actual rates of return on plan assets and the actuarial assumptions the Company uses to measure its defined benefit pension plan obligations, including the discount rate at which future projected and accumulated pension obligations are discounted to a present value. The Company could experience increased pension expense due to a combination of factors, including the decreased investment performance of its pension plan assets, decreases in the discount rate, increases in the salary increase rate and changes in its assumptions relating to the expected return on plan assets. The Company could also experience increased other post retirement expense due to decreases in the discount rate and/or increases in the health care trend rate.
Increases in the Company’s pension expense could have a significant negative impact on its profitability. Based on current guidelines, assumptions and estimates, including stock market prices and interest rates, the Company anticipates that it may be required to make a cash contribution of approximately $30-35 million to its defined benefit and hybrid pension plans in 2008. If the Company’s current assumptions and estimates are not correct, a contribution in years beyond 2008 may be greater than the projected 2008 contribution. The Company cannot predict whether changing market or economic conditions, regulatory changes or other factors will increase its pension expense or its pension funding obligations, thereby diverting funds the Company would otherwise apply to other uses.
The Financial Accounting Standards Board may propose changes to the current manner in which pension and other post-retirement benefit plan costs are expensed. These changes could result in higher pension and other post-retirement costs.
Compliance with the TREAD Act and similar regulatory initiatives could increase the cost of operating the Company’s business.
The Company is subject to the Transportation Recall Enhancement Accountability and Documentation Act, or TREAD Act, which was adopted in 2000. Proposed and final rules issued under the TREAD Act regulate test standards, tire labeling, tire pressure monitoring, early warning reporting, tire recalls and record retention. Compliance with TREAD Act regulations has increased, and will continue to increase, the cost of producing and distributing tires in the U.S. Compliance with the TREAD Act and other federal, state and local laws and regulations now in effect, or that may be enacted, could require significant capital expenditures, increase the Company’s production costs and affect its earnings and results of operations.
In addition, while the Company believes that its tires are free from design and manufacturing defects, it is possible that a recall of the Company’s tires, under the TREAD Act or otherwise, could occur in the future. A substantial recall could harm the Company’s reputation, operating results and financial position.
Any interruption in the Company’s skilled workforce could impair its operations and harm its earnings and results of operations.
The Company’s operations depend on maintaining a skilled workforce and any interruption of its workforce due to shortages of skilled technical, production and professional workers could interrupt the Company’s operations and affect its operating results. Further, a significant number of the Company’s U.S. employees are currently represented by unions. The labor agreement at Findlay does not expire until October 2008 and the labor agreement at Texarkana does not expire until April 2010. Although the Company believes that its relations with its employees are generally good, the Company cannot assure you that it will be able to successfully maintain its relations with its employees or its collective bargaining agreements with those unions. If the Company fails to extend or renegotiate its agreements with the labor unions on satisfactory terms, or if its unionized employees were to engage in a strike or other work stoppages, the Company’s business and operating results could suffer.
The Company has a risk of exposure to products liability claims, which if successful, could have a negative impact on its financial position, cash flows and results of operations.
The Company’s operations expose it to potential liability for personal injury or death as an alleged result of the failure of or conditions in the products that it designs and manufactures. Specifically, the Company is a party to a number of products liability cases in which individuals involved in motor vehicle accidents seek damages resulting from allegedly defective tires that it manufactured. Products liability claims and lawsuits, including possible class action litigation, could have a negative effect on the Company’s financial position, cash flows and results of operations.

Those claims may result in material losses in the future and cause the Company to incur significant litigation defense costs. Further, the Company cannot assure you that its insurance coverage will be adequate to address any claims that may arise. A successful claim brought against the Company in excess of its available insurance coverage may have a significant negative impact on its business and financial condition.
Further, the Company cannot assure you that it will be able to maintain adequate insurance coverage in the future at an acceptable cost or at all.
The Company may be unable to access the financial markets on favorable terms if its credit ratings or its financial condition deteriorates.
The Company relies on access to financial markets as a significant source of liquidity for capital requirements that it cannot satisfy by cash on hand or operating cash flows. Various factors, including a deterioration of the Company’s credit ratings or its business or financial condition, could impair its access to the financial markets. Turmoil in the capital markets or downgrades in the Company’s credit ratings would require it to pay a higher interest rate for future borrowing needs and any new borrowing facilities that the Company enters into may have stricter terms. Additionally, any inability to access the capital markets or incur additional debt in the future on favorable terms could impair the Company’s liquidity and operations, and could require it to consider deferring planned capital expenditures, reducing discretionary spending, selling assets or restructuring existing debt.
If the Company is unable to execute its Asian strategy effectively, its profitability and financial condition could decline.
The Company’s Asian strategy calls for it to align with strategic partners the Company believes will provide access to the local market and position it to take advantage of the significant anticipated growth within Asia over the next five to ten years. The Company has constructed a plant in China with Kenda Tire of Taiwan (“Cooper Kenda”), and has acquired 51% of Cooper Chengshan (Shandong) Passenger Tire Company Ltd. and Cooper Chengshan (Shandong) Tire Company, Ltd (“Cooper Chengshan”). The Company’s Asian strategy is subject to the risks of operating abroad and other operational and logistical challenges. The Company’s failure to execute its Asian strategy effectively would harm its sales, margins and profitability.
The Company presently intends to exercise the put option on its 15 million global depositary shares of Kumho Tire Company, Inc. of Korea and expects to realize approximately $107 million from this transaction. Realization is dependent upon Kumho’s ability to fund the payment timely.
The Company may not be able to successfully implement its cost savings initiatives.
In September of 2006, the Company publicly announced a plan to improve its profitability. The objectives for this plan included reducing inventory levels by $100 million from the base of June 30, 2006 and implementing $170 million in cost reduction and profit improvement initiatives. The $170 million goal is also measured against the second quarter base of 2006 and is a global amount. The Company promised to deliver $100 million of this amount in 2007 and to have another $70 million implemented by the end of 2008. The Company committed to meeting these goals without closing a plant, and while continuing its tradition of excellent customer service and reducing complexity in its operations.
The projects identified to deliver these improvements were in the areas of sales and marketing, logistics and plant operations. The actual projects numbered in the hundreds and the Company has rigorously tracked its progress. If these profit improvement and cost reduction initiatives are not successful, the Company’s margins and profitability would not improve to the levels anticipated.
The Company may not be able to protect its intellectual property rights adequately.
The Company’s success depends in part upon its ability to use and protect its proprietary technology and other intellectual property, which generally covers various aspects in the design and manufacture of its products and processes. The Company owns and uses tradenames and trademarks worldwide. The Company relies upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements and patent, copyright and trademark laws to protect its intellectual property rights. The steps the Company takes in this regard may not be adequate to prevent or deter challenges, reverse engineering or infringement or other violations of its intellectual property, and the Company may not be able to detect unauthorized use or take appropriate and timely steps to enforce its intellectual property rights. In addition, the laws of some countries may not protect and enforce the Company’s intellectual property rights to the same extent as the laws of the United States.

The Company may not be successful in integrating future acquisitions into its operations, which could harm its results of operations and financial condition.
The Company routinely evaluates potential acquisitions and may pursue acquisition opportunities, some of which could be material to its business. While the Company believes there are a number of potential acquisition candidates available that would complement its business, it currently has no agreements to acquire any specific business or material assets other than as disclosed elsewhere in this report. The Company cannot predict whether it will be successful in pursuing any acquisition opportunities or what the consequences of any acquisition would be. Additionally, in any future acquisitions, the Company may encounter various risks, including:
•	the possible inability to integrate an acquired business into its operations;

•	increased intangible asset amortization;

•	diversion of management’s attention;

•	loss of key management personnel;

•	unanticipated problems or liabilities; and

•	increased labor and regulatory compliance costs of acquired businesses.
Some or all of those risks could impair the Company’s results of operations and impact its financial condition. These risks could also reduce the Company’s flexibility to respond to changes in its industry or in general economic conditions.
Future acquisitions and their related financings may adversely affect the Company’s liquidity and capital resources.
The Company may finance any future acquisitions, including those that are part of its Asian strategy, from internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. Future acquisitions may involve the expenditure of significant funds and management time. Future acquisitions may also require the Company to increase its borrowings under its bank credit facilities or other debt instruments, or to seek new sources of liquidity. Increased borrowings would correspondingly increase the Company’s financial leverage, and could result in lower credit ratings and increased future borrowing costs.
The Company is required to comply with environmental laws and regulations that cause it to incur significant costs.
The Company’s manufacturing facilities are subject to numerous laws and regulations designed to protect the environment, and the Company expects that additional requirements with respect to environmental matters will be imposed on it in the future. Material future expenditures may be necessary if compliance standards change or material unknown conditions that require remediation are discovered. If the Company fails to comply with present and future environmental laws and regulations, it could be subject to future liabilities or the suspension of production, which could harm its business or results of operations. Environmental laws could also restrict the Company’s ability to expand its facilities or could require it to acquire costly equipment or to incur other significant expenses in connection with its manufacturing processes.
A portion of the Company’s business is seasonal, which may affect its period-to-period results.
Although there is year-round demand for replacement tires, demand for passenger replacement tires is typically strongest during the third and fourth quarters of the year in the northern hemisphere where the majority of the Company’s business is conducted, principally due to higher demand for winter tires during the months of August through November. The seasonality of this portion of the Company’s business may affect its operating results from quarter-to-quarter.
The realizability of deferred tax assets may affect the Company’s profitability.
A valuation allowance is required to be recorded pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” when, based upon an assessment which is largely dependent upon objectively verifiable evidence including recent operating loss history, expected reversal of existing deferred tax liabilities and tax loss carry back capacity, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the U. S., the Company has recorded significant deferred tax assets, the largest of which relate to tax attribute carryforwards, products liability, pension and other post retirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relate to accelerated depreciation. Based upon this assessment, the Company recorded a $128.6 million valuation allowance for the portion of U.S. deferred tax assets exceeding deferred tax liabilities with $18.1 million being recorded as an expense in 2006. Activities in 2007 have reduced this valuation allowance to $86.6 million at December 31, 2007 and resulted in credits to tax expense for 2007. The pension liability and associated deferred tax asset adjustment recorded to equity as a result of adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” accounts for $52.3 million of the total valuation allowance at the end of 2007.

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
As shown in the following table, at December 31, 2007 the Company maintained 67 manufacturing, distribution, retail stores and office facilities worldwide. The Company owns a majority of the manufacturing facilities while some manufacturing, distribution and office facilities are leased.

	North American Tire Operations		International Tire Operations
Type of Facility	United States	Mexico	Europe	Asia	Total
Manufacturing	5	—	1	2	8
Distribution	12	6	6	13	37
Retail stores	3	—	—	—	3
Technical centers and offices	6	1	7	5	19

Total	26	7	14	20	67
The Company believes its properties have been adequately maintained, generally are in good condition and are suitable and adequate to meet the demands of each segment’s business.

Item 3.	LEGAL PROCEEDINGS
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at December 31, 2007.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT
The names, ages and all positions and offices held by all executive officers of the Company are as follows:

Name	Age	Executive Office Held	Business Experience

Roy V. Armes	55	Chairman of the Board, President, Chief Executive Officer and Director	Chairman of the Board since December 2007, President, Chief Executive Officer and Director since January 2007. Previously, Senior Vice President of Project Development since January 2006; Corporate Vice President and General Director at Whirlpool Mexico from 2002 to January 2006; Corporate Vice President of Global Procurement Operations from 1997 to 2002.

James E. Kline	66	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary since April 2003. Vice President from February to April 2003. Previously, Executive Vice President (real estate development) Cavista Corporation, an integrated real estate company, from 2000 through August 2001; and Vice President and General Counsel, Aeroquip-Vickers, Inc., a manufacturer of power and motion control and fluid conveyancing products, from 1989 to 1999.

Mark W. Krivoruchka	53	Senior Vice President	Senior Vice President, Global Human Resources since August 2007. Previously, Senior Vice President of Human Resources Integration of Whirlpool Corporation since 2006; and Senior Vice President – Human Resources of Maytag Corporation from 2002 to 2006.

Harold C. Miller	55	Vice President	Vice President since March 2002. Previously, Vice President and General Manager, Eaton Fluid Power Hose and Plastic Operations, Eaton Corporation, an automotive and truck parts producer, from January through March 2002. Director Finance and Planning, Eaton Fluid Power Automotive Operations from 2001 through 2002. General Manager, Eaton Aeroquip Global Hose Division from 1998 through 2001.

Philip G. Weaver	55	Vice President and Chief Financial Officer	Vice President and Chief Financial Officer since 1999. Previously, Tire Operations Vice President from 1994 through 1998.
Each such officer shall hold such office until a successor is selected and qualified.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Market information
Cooper Tire & Rubber Company common stock is traded on the New York Stock Exchange under the symbol CTB. The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

Year Ended December 31, 2006	High	Low
First Quarter	$16.58	$13.86
Second Quarter	14.52	10.49
Third Quarter	11.77	7.71
Fourth Quarter	14.73	9.60

Year Ended December 31, 2007	High	Low
First Quarter	$19.19	$14.36
Second Quarter	28.18	18.39
Third Quarter	28.50	18.68
Fourth Quarter	25.85	14.04
Five-Year Stockholder Return Comparison
The SEC requires that the Company include in its annual report to stockholders a line graph presentation comparing cumulative five-year stockholder returns on an indexed basis with the Standard & Poor’s (“S&P”) Stock Index and either a published industry or line-of-business index or an index of peer companies selected by the Company. The Company in 1993 chose what is now the S&P 500 Auto Parts & Equipment Index as the most appropriate of the nationally recognized industry standards and has used that index for its stockholder return comparisons in all of its proxy statements since that time.
The following chart assumes three hypothetical $100 investments on December 31, 2002, and shows the cumulative values at the end of each succeeding year resulting from appreciation or depreciation in the stock market price, assuming dividend reinvestment.

Total Return To Shareholders
(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE
	Years Ending
Company / Index	Dec03	Dec04	Dec05	Dec06	Dec07

COOPER TIRE & RUBBER COMPANY	42.92	2.81	-27.14	-3.33	18.42
S&P 500 INDEX	28.68	10.88	4.91	15.79	5.49
S&P 500 AUTO PARTS & EQUIPMENT	43.89	2.78	-22.47	12.37	27.49

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	Dec02	Dec03	Dec04	Dec05	Dec06	Dec07

COOPER TIRE & RUBBER COMPANY	100	142.92	146.93	107.06	103.50	122.56
S&P 500 INDEX	100	128.68	142.69	149.70	173.34	182.86
S&P 500 AUTO PARTS & EQUIPMENT	100	143.89	147.90	114.67	128.85	164.27

(b)	Holders
The number of holders of record at December 31, 2007 was 2,926.
(c)	Dividends
The Company has paid consecutive quarterly dividends on its common stock since 1973. Future dividends will depend upon the Company’s earnings, financial condition and other factors. Additional information on the Company’s liquidity and capital resources can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company’s retained earnings are available for the payment of cash dividends and the purchases of the Company’s shares. Quarterly dividends per common share for the most recent two years are as follows:

	2006		2007
March 31	$0.105	March 30	$0.105
June 30	0.105	June 29	0.105
September 29	0.105	September 28	0.105
December 29	0.105	December 28	0.105

Total:	$0.420	Total:	$0.420

(d)	Issuer purchases of equity securities

			Total Number	Approximate Dollar
			of Shares	Value of Shares
	Total Number	Average	Purchased as	that May Yet Be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
Cumulative number @ September 30, 2007	—	$—	—	$—

October 1 through 31, 2007	—	—	—	—

November 1 through 30, 2007	1,215,000	15.07	1,215,000	81,689,816

December 1 through 31, 2007	1,776,900	15.52	2,991,900	54,118,225

Total	2,991,900

These shares were purchased through open market transactions as part of a $100 million share repurchase program authorized by the Company Board of Directors on November 16, 2007. This authorization to repurchase common shares also cancelled the February 15, 2005 program.

Item 6. SELECTED FINANCIAL DATA
The following Selected Financial Data of the Company reflects its continuing operations after the sale of its automotive operations, known as Cooper-Standard Automotive, in a transaction which closed on December 23, 2004 and the sale of the Oliver Rubber Company in a transaction which closed on October 5, 2007. The balance sheet data for 2004, 2005, 2006 and 2007 and income statement data for 2003, 2004, 2005, 2006 and 2007 were derived from audited financial statements.
(Dollar amounts in thousands except for per share amounts)

			Income (loss) from
			Continuing
			Operations	Income (loss) from	Earnings (Loss) Per Share
	Net	Operating	Before	Continuing	from Continuing Operations
	Sales	Profit (Loss)	Income Taxes	Operations	Basic	Diluted
2003	$1,734,463	$59,397	$31,372	$23,858	$0.32	$0.32
2004	1,951,881	58,769	30,317	24,399	0.33	0.33
2005	2,035,623	25,150	(15,953)	(16,016)	(0.25)	(0.25)
2006	2,575,218	(45,252)	(75,995)	(74,320)	(1.21)	(1.21)
2007	2,932,575	134,392	116,030	91,435	1.48	1.46

			Net Property,
	Stockholders’	Total	Plant &	Capital		Long-term
	Equity	Assets	Equipment	Expenditures	Depreciation	Debt
2003	$1,030,389	$2,876,319	$661,320	$92,532	$104,366	$863,892
2004	1,170,533	2,668,084	700,800	153,360	104,199	773,704
2005	938,776	2,152,186	751,767	160,273	103,047	491,618
2006	639,891	2,235,515	970,633	186,190	127,693	513,213
2007	792,291	2,296,868	991,776	140,972	131,007	464,608

	Long-term		Average
	Debt To	Dividends	Common Shares	Number of
	Capitalization	Per Share	(000)	Employees
2003	45.6%	$0.42	73,688	8,325
2004	39.8%	0.42	74,201	8,739
2005	34.4%	0.42	63,653	8,762
2006	44.5%	0.42	61,338	13,361
2007	41.0%	0.42	61,938	13,355
As detailed in Note 2 – Acquisitions, effective February 4, 2006, the Company acquired a 51 percent ownership position in Cooper Chengshan (Shandong) Passenger Tire Company Ltd. and Cooper Chengshan (Shandong) Tire Company, Ltd. (“Cooper Chengshan”). The acquisition has been accounted for as a purchase transaction and the fair value of fixed assets, liabilities, and tangible and identifiable intangible assets have been included in the Company’s Consolidated Balance Sheets at December 31, 2006 and 2007 along with the goodwill associated with the transaction. The operating results of Cooper Chengshan have been included in the consolidated financial statements of the Company since the date of acquisition.
Note 13 – Pensions and Postretirement Benefits Other than Pensions describes the Company’s adoption of SFAS No. 158 at December 31, 2006 and discloses the impact of the adoption on the Company’s Stockholders’ Equity.
During 2006, the Company’s continuing operations recorded an impairment charge of $47,973 related to goodwill and an indefinite-lived intangible asset as described in Note 6 – Goodwill and Intangibles.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business of the Company
The Company produces and markets passenger, light truck, medium truck and motorcycle tires which are sold nationally and internationally in the replacement tire market to independent tire dealers, wholesale distributors, regional and national retail tire chains and large retail chains that sell tires, as well as other automotive and racing products.
The Company is focused on profitable long-term growth in the replacement tire market. In December 2004, the Company sold its automotive operations, known as Cooper-Standard and in 2007 it sold its Oliver Rubber Company subsidiary. These sales provided the Company significant opportunities to focus exclusively on its global tire business.
In recent years the Company has faced both general industry and internal challenges. These have included escalating raw material costs, increasing product complexity, and pressure from competitors with manufacturing in lower cost regions. Additionally industry demand for tires in 2006 and 2007 was weak.
To address these conditions the Company has undertaken a number of cost saving and profit improvement initiatives. These have included a wide variety of projects in the areas of manufacturing, marketing, and logistics. The implementation of these projects had a favorable impact on the Company’s profitability in 2007.
During 2007 the Company launched new and innovative products in the premium broadline segment where it is pursuing profitable growth. The Company’s marketing program will continue to be customer driven and emphasize controlled growth of profitable sales, product, and customer mix.
The Company has also pursued a strategy for growth in Asia. In February, 2006 the Company acquired a 51 percent ownership position in Cooper Chengshan (Shandong) Passenger Tire Company Ltd. and Cooper Chengshan (Shandong) Tire Company, Ltd. (“Cooper Chengshan”). In 2007 the Company also completed construction of a tire manufacturing facility in China under a joint venture arrangement with Kenda Rubber Industrial Co., Ltd. of Taiwan.
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations presents information related to the consolidated results of the continuing operations of the Company, including the impact of restructuring costs on the Company’s results, a discussion of past results and future outlook of each of the Company’s segments and information concerning both the liquidity and capital resources and critical accounting policies of the Company. A discussion of the past results of its discontinued operations and information related to the gains recognized on the sales of Cooper-Standard and Oliver Rubber Company are also included. This report contains forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ materially from those indicated in the forward-looking statements. See Risk Factors in Item 1A for information regarding forward-looking statements.

Consolidated Results of Continuing Operations
(Dollar amounts in millions except per share amounts)

		%		%
	2005	Change	2006	Change	2007
Revenues:
North American Tire	$1,835.1	8.7%	$1,995.2	10.8%	$2,209.8
International Tire	305.3	n/m	680.1	29.6%	881.3
Eliminations	(104.8)	-4.5%	(100.1)	58.3%	(158.5)

Net sales	$2,035.6	26.5%	$2,575.2	13.9%	$2,932.6

Operating profit (loss):
North American Tire	$31.5	n/m	$(39.5)	n/m	$119.4
International Tire	(0.7)	n/m	9.4	n/m	28.9
Eliminations	(0.4)	50.0%	(0.6)	-16.7%	(0.5)
Unallocated corporate charges	(5.3)	n/m	(14.5)	-7.6%	(13.4)

Operating profit (loss)	25.1	n/m	(45.2)	n/m	134.4
Interest expense	54.5	-13.4%	47.2	2.8%	48.5
Debt extinguishment (gains) losses	4.2	n/m	(0.1)	n/m	2.6
Interest income	(18.5)	-45.4%	(10.1)	78.2%	(18.0)
Dividend from unconsolidated subsidiary	—	n/m	(4.3)	-53.5%	(2.0)
Other — net	0.9	n/m	(2.0)	n/m	(12.7)

Income (loss) from continuing operations before income taxes and minority interests	(16.0)	n/m	(75.9)	n/m	116.0

Provision (benefit) for income taxes	0.1	n/m	(5.3)	n/m	15.8

Income (loss) from continuing operations before minority interests	(16.1)	n/m	(70.6)	n/m	100.2

Minority interests	0.1	n/m	(3.7)	n/m	(8.8)

Income (loss) from continuing operations	$(16.0)	n/m	$(74.3)	n/m	$91.4

Basic earnings (loss) per share	$(0.25)	—	$(1.21)	—	$1.48

Diluted earnings (loss) per share	$(0.25)	—	$(1.21)	—	$1.46

2007 versus 2006
Consolidated net sales increased by $357.4 million in 2007. The increase in net sales was primarily a result of improved net pricing and product mix in both the North American Tire Operations and International Tire Operations segments and higher unit volumes in the International Tire Operations segment. Operating profit in 2007 was $179.6 million higher than the operating loss reported in 2006. The favorable impacts of improved pricing, mix and volume, along with lower advertising costs in the North American Tire Operations segment, were partially offset by higher raw material costs, higher products liability costs and higher incentive-related compensation expense. The Company also recognized a benefit in 2007 in its North American Tire Operations segment from inventory valuations as a result of the decline in finished goods inventory. In 2006 when the Company conducted its annual test for impairment, it concluded that impairment did exist and the Company wrote off the goodwill of the North American Tire Operations segment which totaled $44.6 million and also recorded an impairment charge of $3.4 million related to the indefinite-lived intangible assets of the segment. During the fourth quarter of 2007, the Company completed its annual test for impairment and determined that no impairment existed.
The Company continued to experience significant increases in the costs of certain of its principal raw materials during 2007 compared with the levels experienced during 2006. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based and crude oil continued its upward trend by setting new price ceilings by the fourth quarter of 2007. Natural rubber prices also peaked at all-time highs during the fourth quarter of 2007. The increases in the cost of natural rubber and petroleum-based materials were the most significant drivers of higher raw material costs during 2007, which were up approximately $30.5 million from 2006. The pricing volatility in these commodities contributes to the difficulty in managing the costs of raw materials. The increased price of crude oil and natural rubber along with the growing global demand remains a fundamental factor to the cost increases experienced for raw materials used by the Company.
The Company manages the procurement of its raw materials to assure supply and to obtain the most favorable pricing. For natural rubber and natural gas, procurement is managed by buying forward of production requirements and utilizing the spot market when advantageous. For other principal materials, procurement arrangements include supply agreements that may contain formula-based pricing based on commodity indices, multi-year agreements or spot purchase contracts. These arrangements provide quantities necessary to satisfy normal manufacturing demands.
Selling, general and administrative expenses were $177.5 million (6.1 percent of net sales) in 2007 compared to $187.1 million (7.3 percent of net sales) in 2006. The decrease in selling, general and administrative expenses was due primarily to lower advertising costs in the North American Tire Operations segment, partially offset by higher incentive-related compensation costs and the continued ramp-up of the Company’s Chinese operations. The Company also incurred expense in 2006 associated with the severance component of payments made to the former chairman, president and chief executive officer of the Company.

Products liability costs totaled $63.6 million and $70.3 million in 2006 and 2007, respectively, and include recoveries of legal fees of $9.4 million and $9.8 million in 2006 and 2007, respectively. Policies applicable to claims occurring on April 1, 2003, and thereafter, do not provide for recovery of legal fees.
Additional information related to the Company’s accounting for products liability costs appears in the “Critical Accounting Policies” portion of this Management’s Discussion and Analysis.
During 2007, the Company recorded $3.5 million in restructuring costs related to the four initiatives described in the Restructuring section below.
Interest expense increased $1.3 million in 2007 from 2006 primarily due to debt related to investments in China, partially offset by the Company’s repurchases of debt in 2007.
The Company incurred $2.6 million in costs associated with the repurchase of $80.9 million of its long-term debt during 2007.
Interest income increased $7.9 million in 2007 from 2006 as a result of higher cash levels in 2007 than in 2006.
The Company recorded dividend income from its investment in Kumho Tire Co., Inc. in both 2007 and 2006. The dividend rate in 2007 was approximately $0.27 per share and the rate in 2006 was approximately $0.57 per share. The Company owned 15 million global depositary shares (the equivalent of 7,500,000 common shares) and recorded dividend income of $4.3 million and $2.0 million in 2006 and 2007, respectively.
Other – net increased $10.7 million in 2007 from 2006 as a result of the Company recording a $3.1 million gain on the sale of stock in Nishikawa Rubber Co., Ltd., a $4.2 million gain on the sale of a corporate aircraft and an increase in foreign currency gains in 2007 compared to 2006.
For the twelve months ended December 31, 2007, the Company recorded an income tax expense of $15.8 million on income before taxes from continuing operations of $116.0 million which includes income of minority interest of $8.8 million. Worldwide tax expense was favorably impacted by the release of a portion of the valuation allowance against U.S. net deferred tax assets and the continuation of tax holidays for some of the Company’s Asian operations. Comparable amounts for 2006 were an income tax benefit of $5.3 million on a loss before taxes of $75.9 million.
The Company continues to maintain a valuation allowance on the U.S. net deferred tax assets existing at December 31, 2007. A valuation allowance is required pursuant to SFAS No. 109, “Accounting for Income Taxes,” when, based upon an assessment which is largely dependent upon objectively verifiable evidence including recent operating loss history, expected reversal of existing deferred tax liabilities and tax loss carry back capacity, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the United States, the Company has recorded significant deferred tax assets, the largest of which relate to tax attribute carryforwards, products liabilities, pension and other post retirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains an $86.6 million valuation allowance for the portion of U.S. deferred tax assets exceeding deferred tax liabilities. As a result of changes in the amount of U.S. net deferred tax assets, $15.6 million of the valuation allowance was reversed in 2007, reducing tax expense. In addition, the Company has recorded valuation allowances of $.8 million for deferred tax assets associated with initial start up losses in foreign jurisdictions.
The effects of inflation in areas other than raw materials and natural gas did not have a material effect on the results of operations of the Company in 2007.

2006 versus 2005
Consolidated net sales increased by $539.6 million in 2006. The acquisition of Cooper Chengshan in February 2006 added $357.6 million in net sales in 2006. The remainder of the increase was primarily a result of improved net pricing and product mix. This increase was offset by lower unit volume. The operating loss in 2006 was $70.3 million less than the operating profit reported in 2005. The favorable impacts of the Cooper Chengshan acquisition and improved pricing and mix were offset by increased raw material costs, the write off of goodwill and an indefinite-lived intangible asset, lower sales volumes, higher products liability costs and restructuring costs related to five initiatives undertaken by the Company. These initiatives are described in more detail in the Restructuring section below.
The Company continued to experience significant increases in the costs of certain of its principal raw materials during 2006 compared with the levels experienced during 2005. The principal raw materials for the Company include synthetic rubber, carbon black, natural rubber, chemicals and reinforcement components. A significant portion of the Company’s raw materials are crude oil-based, a commodity which set new price ceilings during 2006. The increases in the cost of natural rubber and petroleum-based materials were the most significant drivers of higher raw material costs during 2006, which were up approximately $128.8 million from 2005. The pricing volatility in these commodities contributed to the difficulty in managing the costs of related raw materials. The increased price of crude oil and the growing global demand for its derivative products is contributing to the cost increases being experienced for raw materials used by the Company. Approximately 65 percent of the Company’s raw materials are crude oil-based, a commodity which repeatedly set new price records during 2006.
The Company manages the procurement of its raw materials to assure supply and to obtain the most favorable pricing. For natural rubber and natural gas, procurement is managed by buying forward of production requirements and utilizing the spot market when advantageous. For other principal materials, procurement arrangements include supply agreements that may contain formula-based pricing based on commodity indices, multi-year agreements or spot purchases. These arrangements provide quantities needed to satisfy normal manufacturing demands.
During the fourth quarter of 2006, the Company completed its annual test for impairment and determined that impairment existed in the goodwill and in the indefinite-lived intangible assets of its North American Tire Operations segment. While the Company made good faith projections of future cash flow in 2005, it failed to meet those projections in 2006 due to industry conditions and other factors. The Company believes certain of these factors will continue to have an impact in 2007 and late in 2006, the Company implemented specific cost reduction initiatives to improve profitability. Following a review of the valuation of the segment’s identifiable assets, the Company wrote off the goodwill of the North American Tire Operations segment which totaled $44.6 million and also recorded an impairment charge of $3.4 million related to the indefinite-lived intangible assets of the segment.
Selling, general and administrative expenses were $187.1 million (7.3 percent of net sales) in 2006 compared to $154.0 million (7.6 percent of net sales) in 2005. The addition of the Chinese operations, higher advertising costs in the North American Tire Operations segment and the expense associated with the severance component of payments made to the former chairman, president and chief executive officer of the Company accounted for this increase.

Products liability costs totaled $52.3 million and $63.6 million in 2005 and 2006, respectively. Recoveries of legal fees were $12.7 million and $9.4 million in 2005 and 2006, respectively.
Additional information related to the Company’s accounting for products liability costs appears in the “Critical Accounting Policies” portion of this Management’s Discussion and Analysis.
During 2006, the Company recorded $3.2 million in restructuring costs related to the four initiatives described in the Restructuring section below.
Interest expense decreased $7.3 million in 2006 from 2005 primarily due to the Company’s repurchases of debt in 2005 and 2006.
Interest income decreased $8.4 million in 2006 from 2005 as a result of lower cash levels in 2006 than in 2005.
During 2006, the Company recorded dividend income from its investment in Kumho Tire Co., Inc. A dividend of approximately $0.57 per share was declared to shareholders of record on March 17, 2006. The Company owns the equivalent of 7,500,000 shares and recorded $4.3 million of dividend income.
Other – net increased $2.9 million in 2006 from 2005 primarily as a result of foreign currency gains being recorded in 2006 compared to losses in 2005.
For the twelve months ended December 31, 2006, the Company recorded an income tax benefit of $5.3 million on a loss before taxes from continuing operations of $75.9 million which includes minority interest of $3.7 million and the impairment of non-deductible goodwill. Since a valuation allowance was recorded in income tax expense for the net deferred tax asset position of the U. S. operations during the year, the remaining income tax benefit relates primarily to the utilization of certain tax attributes, the release of certain tax contingencies plus income tax expense from non-U. S. operations. Comparable amounts for 2005 were an income tax expense of $.1 million on a loss before taxes of $16.0 million.
A valuation allowance is required to be recorded pursuant to SFAS No. 109, “Accounting for Income Taxes,” when, based upon an assessment which is largely dependent upon objectively verifiable evidence including recent operating loss history, expected reversal of existing deferred tax liabilities and tax loss carry back capacity, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the United States, the Company has recorded significant deferred tax assets, the largest of which relate to tax attribute carryforwards, products liability, pension and other post retirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relate to accelerated depreciation. Based upon this assessment, the Company recorded a $128.6 million valuation allowance for the portion of U.S. deferred tax assets exceeding deferred tax liabilities with $18.1 million being recorded as an expense in 2006. The pension liability and associated deferred tax asset adjustment recorded to equity in the fourth quarter as a result of adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” accounted for $72.5 million of the total valuation allowance at December 31, 2006.
The effects of inflation in areas other than raw materials and natural gas did not have a material effect on the results of operations of the Company in 2006.

Restructuring
During 2006 and 2007, the continuing operations of the Company incurred restructuring expenses related to four ongoing restructuring initiatives described below:
In September of 2006, the North American Tire Operations segment announced its plans to reconfigure its tire manufacturing facility in Texarkana, Arkansas so that its production levels can “flex” to meet tire demand. This reconfiguration resulted in a workforce reduction of approximately 350 people and was accomplished through attrition and layoffs. Certain equipment in the facility was relocated to meet the flexible production requirements. The Company completed this initiative during the third quarter of 2007 at a total cost of $3.5 million. The Company recorded equipment relocation costs of $.7 million in 2006 and $2.1 million in 2007, for a total of $2.8 million. Personnel related costs of $.7 million were incurred and all of these costs were recorded during 2007. Of the personnel related costs, the Company accrued severance costs of $.44 million and made related payments of $.39 million, resulting in an accrued severance balance at December 31, 2007 of $.05 million.
In November of 2006, the Company announced a restructuring of salaried support positions. This restructuring was accomplished through reductions in part-time assistance, attrition and targeted severance actions. Approximately 76 full-time equivalent positions were eliminated as a result of this initiative which was completed at the end of the first quarter of 2007 at a total cost of $1.1 million. The Company recorded $.6 million of costs related to this initiative in 2006 and $.5 million of costs during 2007. Severance costs of $1.1 million have been recorded related to this initiative and all payments have been made at December 31, 2007.
In December of 2006, the North American Tire Operations segment initiated a plan to reduce the number of stock-keeping units manufactured in its facilities and to take tire molds out of service. Under this initiative, 481 molds were identified and all identified molds had been taken out of service as of March 31, 2007. Both the mold write-off of $.4 million and the increased depreciation expense associated with the change in the estimate of useful life of $.1 million were recorded as restructuring expense. The Company recorded $.4 million of this expense in 2006 and $.1 million of this expense in 2007.
During 2006, the International Tire Operations segment recorded $1.5 million in restructuring costs associated with a management reorganization in Cooper Tire Europe. This initiative was undertaken to reduce the European cost base to compensate for raw material cost increases in an increasingly competitive European market. There were 50 employees impacted by this initiative and all severance payments were made during 2006. During 2007, a restructuring program to reduce 15 positions was announced in the first quarter. This initiative was completed with 11 positions eliminated through attrition and severance costs of $.2 million recorded and paid for the remaining four positions. A warehouse was closed in March 2007 resulting in the elimination of one position.
Additional information related to these restructuring initiatives appears in the “Restructuring” note to the consolidated financial statements.

North American Tire Operations Segment
(Dollar amounts in millions)

		Change		Change
	2005	%	2006	%	2007
Sales	$1,835.1	8.7%	$1,995.2	10.8%	$2,209.8

Operating profit	$31.5	n/m	$(39.5)	n/m	$119.4

Operating profit margin	1.7%	n/m	-2.0%	n/m	5.4%

United States unit sales changes:
Passenger tires
Segment		0.0%		1.5%
RMA members		-4.0%		0.5%
Total Industry		-5.4%		2.7%

Light truck tires
Segment		-2.8%		-2.0%
RMA members		-7.2%		0.7%
Total Industry		-3.9%		1.5%

Total light vehicle tires
Segment		-0.5%		0.8%
RMA members		-4.4%		0.5%
Total Industry		-5.1%		2.5%

Total segment unit sales changes		-0.5%		-0.2%
Overview
The North American Tire Operations segment produces passenger car and light truck tires, primarily for sale in the United States replacement market. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not sell its products directly to end users, except through three Company-owned retail stores, and does not manufacture tires for sale to OEMs.
2007 versus 2006
Sales of the North American Tire Operations segment increased $214.6 million in 2007 from levels in 2006. The increase in sales was a result of improved net pricing and product mix ($232.0 million), offset by lower unit volume ($17.4 million). The segment’s increased unit sales in the SUV and premium light truck tire replacement markets, along with the introduction of a new premium touring replacement tire in the second quarter of 2007, contributed to the improved product mix. The segment experienced a decrease in unit sales in the economy, high performance and winter tire lines.
In the United States, the segment’s unit sales of total light vehicle tires increased 0.8 percent in 2007 from 2006. This increase exceeded the 0.5 percent increase in total light vehicle shipments experienced by all members of the Rubber Manufacturers Association (“RMA”), but was less than the 2.5 percent increase in total light vehicle shipments for the total industry (which includes an estimate for non-RMA members) for 2007. The increased shipments were driven by higher shipments of passenger car tire replacement units, where increases in 2007 compared to 2006 were 1.5 percent, 0.5 percent and 2.7 percent, respectively, for the segment, RMA and total industry. Shipments of light truck tire replacement units were lower for the segment by 2.0 percent but higher for the RMA and total industry by 0.7 percent and 1.5 percent, respectively. The lower unit volume in total for the segment was driven by increased competition from Asian tire manufacturers and higher unit sales in the fourth quarter of 2006 as a result of the work stoppage at a competitor of the segment.

Segment operating profit in 2007 increased $158.9 million from 2006. The increased operating profit was due to improved net pricing and product mix ($134.8 million), lower advertising costs ($16.3 million), and lower shipping and outside storage costs as a result of lower finished goods inventory levels maintained by the segment. These increases to operating profit were partially offset by higher raw material costs ($14.9 million), higher products liability costs ($6.7 million), lower unit volumes and higher incentive-related compensation expense. Also included in 2006 was the write off of goodwill and the impairment charge for indefinite-lived intangible assets as discussed under the Consolidated Results of Continuing Operations section above. The 2006 year included the cost of reduced production levels as the segment temporarily shutdown its four tire manufacturing facilities in order to control inventories resulting from the weak North American replacement tire market and included the cost to convert one of the segment’s manufacturing facilities to a seven-day operation.
The segment determines its inventory costs using the last-in, first-out (“LIFO”) method. During 2007, inventory levels declined as a result of the segment’s inventory management initiative. This decline resulted in the segment recognizing a $22.0 million benefit from inventory liquidations. Inventory levels declined in 2006 resulting in an $8.7 million benefit from inventory liquidations.
During 2007, the North American Tire Operations segment recorded restructuring charges of $3.3 million, primarily related to the reconfiguration of the Texarkana, Arkansas manufacturing facility and the reduction of salaried support positions. See the discussion of these initiatives under the Restructuring section above.
2006 versus 2005
Sales of the North American Tire Operations segment increased $160.1 million in 2006 from levels in 2005. The increase in sales was a result of improved net pricing and product mix ($165.3 million), offset by lower unit volume ($5.2 million). The segment’s increased unit sales in the sport utility vehicle tire replacement market and new product offerings of high performance tires contributed to the improved product mix. The segment experienced a decrease in unit sales in the economy, broadline and light truck tire lines. The segment recorded increases in the sales of its proprietary brand tires and in sales to the segment’s distributor customers. These increases were offset by decreased sales to its mass merchandiser customers.
In the United States, the segment’s unit sales of total light vehicle tires decreased 0.5 percent in 2006 from 2005. This decrease was better than the 4.4 percent decrease in total light vehicle shipments experienced by all members of the RMA and also better than the 5.1 percent decrease in total light vehicle shipments of the total industry (which includes an estimate for non-RMA members) for the year. The decrease in tire unit sales was due, in part, to a weakening of the tire replacement market. The segment also experienced increased competition from Asian tire manufacturers. The segment experienced higher unit sales during the fourth quarter 2006 partially as a result of the work stoppage at a competitor of the segment.
Segment operating profit in 2006 decreased $71.0 million from 2005. The impacts of improved net pricing and product mix ($139.5 million) were offset by higher raw material costs ($101.9 million), restructuring charges ($1.5 million), products liability costs ($11.3 million) and unabsorbed overhead expenses associated with the reduced production schedule in 2006 ($18.0 million). The segment also experienced lower unit volumes, higher advertising costs, higher shipping and outside storage costs, higher utility costs and increases in other costs. During 2006, the North American Tire Operations segment recorded an impairment charge related to goodwill and indefinite-lived intangible assets of $47.9 million. See the discussion of this impairment charge under the Consolidated Results of Continuing Operations section above. Also during 2006, the segment reduced production levels as part of a temporary shutdown of its four tire manufacturing facilities in the United States in order to control inventory levels resulting from the weak North American replacement tire market. 2006 also includes the cost to convert one of the segment’s manufacturing facilities to a seven-day operation. 2005 included the cost of the work stoppage at the Texarkana, Arkansas tire manufacturing facility and a reduction to cost of sales resulting from the settlement with a raw material supplier for reimbursement of previously expensed costs.
During 2006, the North American Tire Operations segment recorded restructuring charges of $1.5 million related to four separate initiatives. See the discussion of these initiatives under the Restructuring section above.

Outlook
The segment is optimistic regarding its opportunities for 2008. New products in the premium passenger touring, premium SUV and light truck product offerings are intended to satisfy growing customer requirements. These new products are expected to improve the mix of products sold and provide growth in profitable product segments.
Radial medium truck and certain light vehicle tire products will be sourced from manufacturers in China, Mexico and India. During 2008 the segment expects to import over 3.8 million tires from these manufacturers that include unrelated third parties and facilities of partially owned subsidiaries. These sourcing initiatives are important to the segment’s ability to provide competitively priced products in North America.
Manufacturing operations located in North America are expected to improve in cost competitiveness as Six Sigma, LEAN, automation and other projects continue to be implemented. Implementation of these projects is expected to increase in both quantity and scope in 2008. Specifically, the Company intends to train and deploy increasing numbers of black belts to its facilities in 2008. Cooper Tire Lean Six Sigma (“CTLSS”) is an operational excellence program that will be utilized to develop a culture of continuous improvement in all manufacturing, logistic and business centers of the Company. CTLSS will assist in creating a customer-focused culture and enhance innovation, productivity and financial performance. These goals will be accomplished through the utilization of a disciplined network of processes backed by a set of robust tools to eliminate waste, reduce variability and encourage growth and innovation. Automation projects with quick pay backs have also been identified that will continue to be implemented throughout the year.
Higher raw material costs are expected in 2008. Raw material prices are proving very difficult to accurately predict as commodity markets remain volatile. The growing global demand for oil based raw materials and their derivatives continue to also pressure prices based on supply-demand fundamentals. As commodity markets continue to gain strength with upward movement, natural rubber appears to follow and is setting new price highs. While the price of crude oil has declined from its peak of $100 per barrel, crude oil prices have remained significantly higher than historical levels as have raw material feedstock prices. The Company believes raw material, energy and transportation costs will remain elevated throughout most of 2008 and then expects the pace of increases to slow and eventually stabilize or slightly decrease during the second half of the year. The Company evaluates the need for price increases to offset the effects of higher raw material costs. The Company increased prices in the first quarter of 2008.
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
The Transportation Recall Enhancement Accountability and Documentation Act (“TREAD Act”) became law on November 1, 2000 and directly impacts the tire industry. The TREAD Act and any rules promulgated under the TREAD Act are applicable to all tire manufacturers and importers of tires who sell tires in the United States, regardless of where such tires are manufactured. Pursuant to the statute, the National Highway Transportation Safety Administration (“NHTSA”), the federal agency that oversees certain aspects of the tire industry, has proposed rules relating to test standards, tire labeling, tire pressure monitoring, early warning reporting, tire recalls and record retention. Rules for certain of these issues have been finalized; however, petitions for reconsideration of certain of the finalized rules have been filed with NHTSA by the RMA on behalf of its member tire manufacturers and the outcome of those petitions cannot be predicted with any certainty. The segment incurred approximately $.4 million of costs during 2007 to comply with changes mandated by the technical design rules of the TREAD Act and anticipates incurring a similar amount cost in 2008 to comply with the rules phasing in during the period. The segment anticipates spending approximately $7.0 million in capital expenditures in 2008 related to TREAD Act compliance.
The segment believes its operating profit levels will improve in 2008 due to the favorable impact of volume, improved product mix and the implementation of cost reduction programs.

International Tire Operations Segment
(Dollar amounts in millions)

		Change		Change
	2005	%	2006	%	2007
Sales	$305.3	122.8%	$680.1	29.6%	$881.3
Operating profit	$(0.7)	n/m	$9.4	n/m	$28.9
Operating profit margin	-0.2%	n/m	1.4%	137.3%	3.3%
Unit sales change		113.0%		18.6%
Overview
The International Tire Operations segment manufactures and markets passenger car, light truck and motorcycle tires for the replacement market, as well as racing tires and tire retread materials, in Europe and the United Kingdom. With the Company’s ownership interest in Cooper Chengshan, the International Tire Operations segment now manufactures for and markets passenger car and light truck radial tires as well as radial and bias medium truck tires in the Asian market. The segment has completed construction of a plant in China in a separate joint venture arrangement (“Cooper Kenda “) and all tires produced at this facility during the first five years will be exported to markets outside of China.
2007 versus 2006
Sales of the International Tire Operations segment increased $201.2 million in 2007 from the sales levels in 2006. During 2007, the sales of Cooper Chengshan were included for all twelve months while in 2006 only the sales from the acquisition date of February 4, 2006 were included. This accounted for $31.6 million of the sales increase. The foreign currency impact of a weakened United States dollar in relation to the British pound and the Chinese renminbi increased sales $37.1 million. The remainder of the increase in sales in 2007 compared to 2006 was due to improved net pricing and product mix ($26.4 million) and higher unit volumes, primarily from Cooper Chengshan and the start-up of Cooper Kenda ($106.1 million).
Operating profit for the segment in 2007 was $19.5 million higher than in 2006. The impacts of owning Cooper Chengshan for the entire year in 2007, the segment’s improved net pricing and product mix ($23.5 million), higher unit volumes ($24.6 million) and a gain on the sale of land in Europe ($2.2 million) were partially offset by higher raw material costs ($15.6 million), higher advertising costs in Asia and higher expenses related to the continued start-up of the segment’s Asian operations.
During 2007, the International Tire Operations segment recorded restructuring charges of $0.2 million related to a management reorganization in Cooper Tire Europe. See the discussion of this initiative under the Restructuring section above.
2006 versus 2005
Sales of the International Tire Operations segment increased $374.8 million in 2006 from the sales levels in 2005. The acquisition of Cooper Chengshan contributed $365.0 million of sales in 2006. Foreign currency changes had a favorable impact on sales of approximately $1.9 million. The impact of the acquisition of Cooper Chengshan and improved net pricing and product mix ($11.2 million) were partially offset by lower unit volumes in Europe ($3.3 million).
Operating profit for the segment in 2006 was approximately $10.1 million higher than in 2005. The impacts of the acquisition of Cooper Chengshan and improved net pricing and product mix ($20.5 million) were partially offset by higher raw material costs ($10.0 million), higher expenses related to the startup of the segment’s Asian operations ($7.3 million), restructuring costs ($1.6 million) and increases in utility and other plant costs ($1.9 million).
During 2006, the International Tire Operations segment recorded approximately $1.6 million in restructuring costs related to a management reorganization in Cooper Tire Europe and the restructuring of salaried personnel. See the discussion of these initiatives under the Restructuring section above.

Outlook
In Europe, the focus is on growing the Cooper and Avon brands in profitable channels using performance and niche products. Opportunities are ongoing for motorsport and motorcycle business worldwide. The manufacturing facility in Melksham, England will concentrate on high performance, racing and motorcycle products. Additional opportunities for outsourced products from low cost suppliers will be explored to round out the product mix to supply customer needs.
The segment has manufacturing, sales, marketing, distribution and technical facilities in Asia. The segment intends to grow in both radial medium truck and passenger sales in China during 2008. This growth will be focused in profitable channels and products and should continue to elevate the Company’s brands in Asia.
The ramp up of production at the Cooper Kenda Tire facility located in China will continue in 2008 and the facility expects to produce in excess of 2.5 million tires during the year. These tires are exported from China and used in North America and Europe to support the Company’s growth.
In February 2006, the Company acquired a 51 percent ownership position in Cooper Chengshan (Shandong) Passenger Tire Company, Ltd. and Cooper Chengshan (Shandong) Tire Company, Ltd. In 2008 these operations are expected to continue improving efficiency. This improvement will be the result of focused projects and investments that support the operations and align product development with market requirements.
The segment is optimistic that margins will improve in total as a result of the focus on profitability and continued growth in developing markets.
Discontinued Operations
On December 23, 2004, the Company sold its automotive business, Cooper-Standard Automotive, and on October 5, 2007, the Company sold its Oliver Rubber Company subsidiary. These operations are considered to be discontinued operations as defined under Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and require specific accounting and reporting which differs from the approach used to report the Company’s results in prior years. It also requires restatement of comparable prior periods to conform to the required presentation.
Oliver Rubber Company
(Dollar amount in thousands)

	2005	2006	2007
Sales	$119,562	$101,024	$62,277

Operating profit (loss)	1,285	(12,470)	5,155
The Company’s former Oliver Rubber Company subsidiary manufactured tread rubber and retreading equipment. In 2006, the subsidiary recorded restructuring expenses of $11.3 million associated with the closure of its Athens, Georgia manufacturing facility.
The following table provides details of the Company’s discontinued operations:

	2005	2006	2007
Income (loss) related to former automotive operations, net of tax	$—	$7,379	$(1,808)

Income (loss) from Oliver Rubber subsidiary, net of tax	(983)	(11,570)	3,468

	$(983)	$(4,191)	$1,660

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
Gain on Sale of Oliver Rubber Company
On October 5, 2007, the Company sold its Oliver Rubber Company subsidiary to Michelin North America, Inc. Proceeds from the sale were $66.3 million. The sale resulted in a gain of $26.5 million, net of taxes in the fourth quarter and included the release of a tax valuation allowance, a portion of which was recorded in the third quarter.
Outlook for the Company
The Company believes growth in profitable segments, product sourcing changes and an additional focus on operating efficiencies will provide opportunities to continue the improvement trend in 2008. To accomplish these improvements an achievable action plan was developed that includes specifics to accomplish these goals.
The Company expects the industry to return to more normal levels of growth in 2008. Product mix should continue to grow richer as new premium products continue to be introduced. In addition, price increases implemented in 2007 and during the first quarter of 2008 should help the Company offset the continuing high costs of raw materials.
However, the Company continues to be cautious in its expectations of future profitability because of the uncontrollable factors which impact this industry: consumer confidence, gasoline prices, raw material cost volatility, intense competition and currency fluctuations.
Liquidity and Capital Resources
Generation and uses of cash — Net cash provided by the operating activities of continuing operations was $360.7 million in 2007, $247.0 million more than the $113.7 million provided in 2006. Net income after adjustments for non-cash items increased $156.2 million to $275.3 million in 2007. Changes in operating assets and liabilities generated $85.4 million in 2007 compared to $5.4 million used in 2006. Accounts receivable and inventory levels in the North American Tire Operations segment at December 31, 2007 were below prior year levels.
Net cash used in investing activities during 2007 reflects capital expenditures of $141.0 million, a decrease of $45.2 million from 2006 when the Company invested funds for the construction of a tire manufacturing facility in China. The Company invested $49.8 million in available-for-sale securities. The Company made two payments related to the purchase of Cooper Chengshan in 2007. The Company realized proceeds of $66.3 million from the sale of Oliver Rubber Company. “Proceeds from the sale of assets” related primarily to the sale of the Company’s 25 percent interest in the steel cord facility acquired with the Chengshan acquisition, the sale of a corporate aircraft and the sale of a stock investment. The Company’s capital expenditure commitments at December 31, 2007 are $18.9 million and are included in the “Unconditional purchase” line of the Contractual Obligations table which appears later in this section. These commitments will be satisfied with existing cash and cash flows from operations in early 2008.
During 2007, the Company repurchased $80.9 million of its Senior Notes due in 2009 and repurchased 3.0 million shares of its common stock for $45.9 million. Cooper Kenda received capital contributions of $15.1 million from its non-controlling owner for construction of the tire manufacturing facility in China.

Dividends paid on the Company’s common shares in 2007 were $26.0 million, compared to $25.8 million in 2006. The Company has maintained a quarterly dividend of 10.5 cents per share in each quarter during the three years ending December 31, 2007. During 2007 stock options were exercised to acquire 1.2 million shares of common stock.
Available credit facilities – On August 30, 2006, the Company established an accounts receivable securitization facility of up to $175 million. Pursuant to the terms of the facility, the Company sells certain of its domestic trade receivables on a continuous basis to its wholly-owned, bankruptcy-remote subsidiary, Cooper Receivables LLC (“CRLLC”). In turn, CRLLC may sell from time to time an undivided ownership interest in the purchased trade receivables, without recourse, to a PNC Bank administered, asset-backed commercial paper conduit. The facility was initially scheduled to expire in August 2009. No ownership interests in the purchased trade receivables had been sold to the bank conduit as of December 31, 2006 or December 31, 2007. The Company had issued standby letters of credit under this facility totaling $19.9 million and $27.2 million at December 31, 2006 and 2007, respectively.
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
On September 14, 2007, the Company amended the accounts receivable facility to exclude the sale of certain receivables, reduce the size of the facility to $125 million and to extend the maturity to September 2010.
On November 9, 2007, the Company and its subsidiary, Max-Trac Tire Co., Inc., entered into a Loan and Security Agreement (New Credit Agreement) with a consortium of six banks. This New Credit Agreement provides a $200 million credit facility to the Company and Max-Trac Tire Co., Inc. and replaced the Company’s existing $175 million credit facility as amended in June 2004. The New Credit Agreement is a revolving credit facility maturing on November 9, 2012 and is secured by the Company’s United States inventory, certain North American accounts receivable that have not been previously pledged and general intangibles related to the foregoing. The New Credit Agreement and the accounts receivable securitization facility have no financial covenants. There were no borrowings under the New Credit Agreement at December 31, 2007. There were no borrowings under the Company’s previously existing revolving credit agreement at December 31, 2006.
The Company established a $1.2 billion universal shelf registration in 1999 in connection with an acquisition. Fixed rate debt of $800 million was issued pursuant to the shelf registration in December 1999 to fund the acquisition. The remaining $400 million available under the shelf registration continues to be available at December 31, 2007. Securities that may be issued under this shelf registration include debt securities, preferred stock, fractional interests in preferred stock represented by depositary shares, common stock and warrants to purchase debt securities, common stock or preferred stock.
Available cash and contractual commitments — At December 31, 2007, the Company had cash and cash equivalents totaling $345.9 million. The Company’s additional borrowing capacity through use of the above credit facilities with its bank group and other bank lines at December 31, 2007 was $297.8 million.
As part of the amounts payable to the non-controlling owner of Cooper Chengshan, the Company had a remaining obligation of $6.0 million as a result of pre-acquisition liabilities which was paid in February 2008.
The Company anticipates that cash flows from operations in 2008 will be positive and, together with available cash and credit facilities, will be more than adequate to fund its projected capital expenditures, including its portion of expenditures in partially-owned subsidiaries and dividend goals. There are no significant long-term debt obligations due until 2009.
In connection with the Cooper Chengshan acquisition, beginning January 1, 2009 and continuing through December 31, 2011, the non-controlling owner has the right to sell, and, if exercised, the Company has the obligation to purchase, the remaining 49 percent non-controlling interest share at a minimum price of $62.7 million. This put option is not included in the following table.

The Company’s cash requirements relating to contractual obligations at December 31, 2007 are summarized in the following table:
(Dollar amounts in thousands)

	Payment Due by Period
		Less than			After
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$459,528	$—	$169,070	$—	$290,458
Capital lease obligations	5,080	—	—	—	5,080
Interest on long-term debt and capital lease obligations	363,631	34,881	56,146	46,257	226,347
Operating leases	57,121	15,165	26,612	5,379	9,965
Notes payable	86,384	86,384	—	—	—
Unconditional purchase (a)	48,430	48,430	—	—	—
Postretirement benefits other than pensions (b)	261,145	16,654	34,614	35,768	174,109
Other long-term liabilities and noncontrolling shareholders’ interests (b) (c)	262,943	2,107	42,713	37,064	181,059

Total contractual cash obligations	$1,544,262	$203,621	$329,155	$124,468	$887,018

(a)	Noncancelable purchase order commitments for capital expenditures and raw materials, principally natural rubber, made in the ordinary course of business.

(b)	Based on long-term amounts recorded under U.S. generally accepted accounting principles.

(c)	Pension liability, products liability, nonqualified benefit plans, warranty reserve and other non-current liabilities.
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
Products liability – The Company is a defendant in various products liability claims brought in numerous jurisdictions in which individuals seek damages resulting from automobile accidents allegedly caused by defective tires manufactured by the Company. Each of the products liability claims faced by the Company generally involve different types of tires, models and lines, different circumstances surrounding the accident such as different applications, vehicles, speeds, road conditions, weather conditions, driver error, tire repair and maintenance practices, service life conditions, as well as different jurisdictions and different injuries. In addition, in many of the Company’s products liability lawsuits the plaintiff alleges that his or her harm was caused by one or more co-defendants who acted independently of the Company. Accordingly, both the claims asserted and the resolutions of those claims have an enormous amount of variability. The aggregate amount of damages asserted at any point in time is not determinable since often times when claims are filed, the plaintiffs do not specify the amount of damages. Even when there is an amount alleged, at times the amount is wildly inflated and has no rational basis.
The fact that the Company is a defendant in products liability lawsuits is not surprising given the current litigation climate which is largely confined to the United States. However, the fact that the Company is subject to claims does not indicate that there is a quality issue with the Company’s tires. The Company sells approximately 35 to 40 million passenger, light truck, SUV, high performance, ultra high performance and radial medium truck tires per year in North America. The Company estimates that approximately 300 million Cooper-produced tires – made up of thousands of different specifications – are still on the road in North America. While tire disablements do occur, it is the Company’s and the tire industry’s experience that the vast majority of tire failures relate to service-related conditions which are entirely out of the Company’s control – such as failure to maintain proper tire pressure, improper maintenance, road hazard and excessive speed.
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
The Company accrues costs for products liability at the time a loss is probable and the amount of loss can be estimated. The Company believes the probability of loss can be established and the amount of loss can be estimated only after certain minimum information is available, including verification that Company-produced products were involved in the incident giving rise to the claim, the condition of the product purported to be involved in the claim, the nature of the incident giving rise to the claim and the extent of the purported injury or damages. In cases where such information is known, each products liability claim is evaluated based on its specific facts and circumstances. A judgment is then made to determine the requirement for establishment or revision of an accrual for any potential liability. The liability often cannot be determined with precision until the claim is resolved.
Pursuant to applicable accounting rules, the Company accrues the minimum liability for each known claim when the estimated outcome is a range of possible loss and no one amount within that range is more likely than another. The Company uses a range of settlements because an average settlement cost would not be meaningful since the products liability claims faced by the Company are unique and widely variable. The cases involve different types of tires, models and lines, different circumstances surrounding the accident such as different applications, vehicles, speeds, road conditions, weather conditions, driver error, tire repair and maintenance practices, service life conditions, as well as different jurisdictions and different injuries. In addition, in many of the Company’s products liability lawsuits the plaintiff alleges that his or her harm was caused by one or more co-defendants who acted independently of the Company. Accordingly, the claims asserted and the resolutions of those claims have an enormous amount of variability. The costs have ranged from zero dollars to $12 million in one case with no “average” that is meaningful. No specific accrual is made for individual unasserted claims or for premature claims, asserted claims where the minimum information needed to evaluate the probability of a liability is not yet known. However, an accrual for such claims based, in part, on management’s expectations for future litigation activity and the settled claims history is maintained. Because of the speculative nature of litigation in the United States, the Company does not believe a meaningful aggregate range of potential loss for asserted and unasserted claims can be determined. The Company’s experience has demonstrated that its estimates have been reasonably accurate and, on average, cases are settled at amounts close to the reserves established. However, it is possible an individual claim from time to time may result in an aberration from the norm and could have a material impact.
The Company determines its reserves using the number of incidents expected during a year. During 2006, the Company increased its products liability reserve by $44.5 million. The addition of another year of self-insured incidents accounted for $22.6 million of this increase. The Company also revised its estimates of future settlements for unasserted and premature claims and this revision amounted to $14.3 million. Finally, changes in the amount of reserves increased by $7.6 million. The Company did not change its assumption of additional incidents expected during each year.
During 2007, the Company increased its products liability reserve by $51.3 million. The addition of another year of self-insured incidents accounted for $29.8 million of this increase. The Company revised its estimates of future settlements for unasserted and premature claims. In addition, the Company also revised its estimate of the number of additional incidents expected during each year for years subsequent to 2005. These revisions increased the reserve by $8.9 million. Finally, changes in the amount of reserves increased by $12.6 million.
The time frame for the payment of a products liability claim is too variable to be meaningful. From the time a claim is filed to its ultimate disposition depends on the unique nature of the case, how it is resolved – claim dismissed, negotiated settlement, trial verdict and appeals process – and is highly dependent on jurisdiction, specific facts, the plaintiff’s attorney, the court’s docket and other factors. Given that some claims may be resolved in weeks and others may take five years or more, it is impossible to predict with any reasonable reliability the time frame over which the accrued amounts may be paid.
During 2006, the Company paid $29.3 million and during 2007, the Company paid $24.3 million to resolve cases and claims. The Company’s products liability reserve balance at December 31, 2006 totaled $80.3 million (current portion of $16.1 million). At December 31, 2007, the products liability reserve balance totaled $107.3 million (current portion of $16.9 million).

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
Products liability costs totaled $52.3 million, $63.6 million and $70.3 million in 2005, 2006 and 2007, respectively, and include recoveries of legal fees of $12.7 million, $9.4 million and $9.8 million in 2005, 2006 and 2007, respectively. Policies applicable to claims occurring on April 1, 2003, and thereafter, do not provide for recovery of legal fees.
Income Taxes – The Company is required to make certain estimates and judgments to determine income tax expense for financial statement purposes. These estimates and judgments are made in the calculation of tax credits, tax benefits and deductions (such as the U.S. tax incentive for domestic manufacturing activities) and in the calculation of certain tax assets and liabilities which arise from differences in the timing of the recognition of revenue and expense for tax and financial statement purposes. Changes to these estimates will result in an increase or decrease to tax provisions in subsequent periods.
The Company must assess the likelihood that it will be able to recover its deferred tax assets. If recovery is not likely, the provision for income tax expense must be increased by recording a valuation allowance against the deferred tax assets that are deemed to be not recoverable. The Company has maintained a full valuation allowance against its net U.S. deferred tax asset position at December 31, 2007 as it cannot assure the utilization of these assets before they expire. In the event there is a change in circumstances in the future which would affect the utilization of these deferred tax assets, the tax provision in that accounting period would be reduced by the amount of the assets then deemed to be realizable.
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
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation Number 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.  FIN 48 clarifies accounting for uncertain tax positions using a “more likely than not” recognition threshold for tax positions.  Under FIN 48, the Company will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities.  If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company’s estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. The Company’s liability for unrecognized tax benefits for permanent and temporary book/tax differences for continuing operations, exclusive of interest, total approximately $3,777.
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
During 2006, the Company recorded goodwill of $24.4 million and recorded definite-lived intangible assets of $14.1 million associated with the Chengshan acquisition. The Company assesses the potential impairment of its goodwill and other indefinite-lived assets at least annually or when events or circumstances indicate impairment may have occurred. The carrying value of these assets is compared to their fair value. If the carrying values exceed the fair values, then a hypothetical purchase price allocation is computed and the impairment charge, if any, is then recorded.
As discussed in the footnotes to the financial statements, Note 7 – Goodwill and Intangible Assets, the Company assessed the goodwill and the indefinite-lived intangible asset in the North American Tire Operations segment at December 1, 2006 and determined that impairment existed. Following a review of the valuation of the segment’s identifiable assets, the Company wrote off the goodwill of the segment. The Company reduced the value of the indefinite-lived intangible at December 31, 2006 to the value indicated by the annual review.
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
The discount rate reflects the rate used to estimate the value of the Company’s pension and other postretirement liabilities for which they could be settled at the end of the year. When determining the discount rate, the Company considers the most recent available interest rates on Moody’s Aa Corporate bonds, with maturities of at least twenty years, late in the fourth quarter and then factors into the rate its expectations for change by year-end. The Company discounted the expected pension disbursements over the next fifty years using a yield curve based on market data as of December 31, 2007, which validated the present value determined using the single benchmark rate for all years. Based upon this analysis, the Company increased the discount rate used to measure its United States pension and postretirement benefit liabilities from 5.75 percent at December 31, 2006 to 6.0 percent at December 31, 2007. A similar analysis was completed in the United Kingdom and the Company increased the discount rate used to measure its United Kingdom pension liabilities to 5.9 percent at December 31, 2007 from 5.3 percent at December 31, 2006. The effect of these increases in the discount rate assumptions was to decrease the projected benefit obligation at December 31, 2007 by $63.7 million which will also result in a decrease of approximately $4.6 million in pension expense during 2008.
The rate of future compensation increases is used to determine the future benefits to be paid for salaried and non-bargained employees, since the amount of a participant’s pension is partially attributable to the compensation earned during his or her career. The rate reflects the Company’s expectations over time for salary and wage inflation and the impacts of promotions and incentive compensation, which is based on profitability. The Company used 3.25 percent for the estimated future compensation increases in measuring its United States pension liabilities at December 31, 2007 and December 31, 2006. In the United Kingdom, the Company used 3.97 percent for the estimated future compensation increase at December 31, 2007 compared to a rate of 3.67 percent at December 31, 2006.
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
The Company’s investment policy for United States plans’ assets is to maintain an allocation of 70 percent in equity securities and 30 percent in debt securities. The Company’s investment policy for United Kingdom plan assets is to maintain an allocation of 65 percent in equity securities and 35 percent in fixed income securities. Equity security investments are structured to achieve a balance between growth and value stocks. The Company determines the annual rate of return on pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio. This computed rate of return is reviewed by the Company’s investment advisors and actuaries. Industry comparables and other outside guidance is also considered in the annual selection of the expected rates of return on pension assets.
The actual return on United States pension plans’ assets approximated 10.7 percent in 2007 and 11.2 percent in 2006. The actual return on United Kingdom pension plan assets approximated 4.7 percent in 2007 and 9.8 percent in 2006. The lower returns in 2007 were mainly the result of the general trend in the financial markets combined with the impact of one time expenses associated with changing the plan’s investment manager. The Company’s estimate for the expected long-term return on its United States plan assets was 9.0 percent, which was used to derive 2006 and 2007 pension expense. For 2008, The Company has lowered the expected long-term return on its United States plan assets to 8.5 percent and this change will increase pension expense by approximately $3.4 million in 2008. The expected long-term return on United Kingdom plan assets used to derive the 2006 and 2007 pension expense was 7.5 percent.
The Company has accumulated net deferred losses resulting from the shortfalls and excesses in actual returns on pension plan assets from expected returns and, in the measurement of pensions liabilities, decreases and increases in the discount rate and the rate of future compensation increases and differences between actuarial assumptions and actual experience totaling $201 million at December 31, 2007. These amounts are being amortized in accordance with the corridor amortization requirements of SFAS No. 87, “Employers’ Accounting for Pensions,” over periods ranging from ten years to 15 years. Amortization of these net deferred losses was $15 million in 2007 and 2006.
The Company adopted SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions (SFAS No. 106),” in 1992 and, to mitigate the impact of medical cost inflation on the Company’s retiree medical obligation, instituted per household caps on the amounts of retiree medical benefits it will provide to future retirees. The caps do not apply to individuals who retired prior to certain specified dates. Costs in excess of these caps will be paid by plan participants. The Company implemented increased cost sharing in

2004 in the retiree medical coverage provided to certain eligible current and future retirees. Since then cost sharing has expanded such that nearly all covered retirees pay a charge to be enrolled. The medical care cost trend rate has a significant impact on the liabilities recorded by the Company. A one percent increase in the assumed health care cost trend rate would increase retiree medical obligations by $2.6 million and increase retiree medical benefits expense by $.2 million.
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
The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of operations for the year ended December 31, 2006, or for any prior periods presented, and it will not affect the Company’s operating results in future periods.
Off-Balance Sheet Arrangements
Certain operating leases related to property and equipment used in the operations of Cooper-Standard Automotive were guaranteed by the Company. These guarantees require the Company, in the event Cooper-Standard fails to honor its commitments, to satisfy the terms of the lease agreements. As part of the sale of the automotive operations, the Company is seeking releases of those guarantees but to date has been unable to secure releases from certain lessors. The most significant of those leases is for a U. S. manufacturing facility with a remaining term of nine years and total remaining payments of approximately $10.4 million. Other leases cover two facilities in the United Kingdom. These leases have remaining terms of six years and remaining payments of approximately $4.7 million. The Company does not believe it is presently probable that it will be called upon to make these payments. Accordingly, no accrual for these guarantees has been recorded. If information becomes known to the Company at a later date which indicates its performance under these guarantees is probable, accruals for the obligations will be required.
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
A decrease in interest rates by ten percent would have adversely affected the fair value of the Company’s fixed-rate, long-term debt by approximately $21.8 million at December 31, 2007 and approximately $25.1 million at December 31, 2006. An increase in interest rates by ten percent for the Company’s floating rate long-term debt obligations would not have been material to the Company’s results of operations and cash flows.
To manage the volatility of currency exchange exposures related to future sales and purchases, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. For the residual portion, the Company enters into forward exchange contracts and purchases options with maturities of less than 12 months pursuant to the Company’s policies and hedging practices. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value of cash flows of the underlying exposures being hedged. The Company’s unprotected exposures to earnings and cash flow fluctuations due to changes in foreign currency exchange rates were not significant at December 31, 2007 and 2006.
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31
(Dollar amounts in thousands except per share amounts)

	2005	2006	2007
Net sales	$2,035,623	$2,575,218	$2,932,575
Cost of products sold	1,856,466	2,382,150	2,617,161

Gross profit	179,157	193,068	315,414

Selling, general and administrative	154,007	187,111	177,507
Impairment of goodwill and indefinite-lived intangible asset	—	47,973	—
Restructuring	—	3,236	3,515

Operating profit (loss)	25,150	(45,252)	134,392

Interest expense	54,508	47,165	48,492
Debt extinguishment costs	4,228	(77)	2,558
Interest income	(18,541)	(10,067)	(18,004)
Dividend from unconsolidated subsidiary	—	(4,286)	(2,007)
Other — net	908	(1,992)	(12,677)

Income (loss) from continuing operations before income taxes and noncontrolling shareholders’ interests	(15,953)	(75,995)	116,030

Provision (benefit) for income taxes	85	(5,338)	15,835

Income (loss) from continuing operations before noncontrolling shareholders’ interests	(16,038)	(70,657)	100,195

Noncontrolling shareholders’ interests, net of income taxes	22	(3,663)	(8,760)

Income (loss) from continuing operations	(16,016)	(74,320)	91,435

Income (loss) from discontinued operations, net of income taxes	983	(4,191)	1,660

Gain on sale of discontinued operations, net of income taxes	5,677	—	26,475

Net income (loss)	$(9,356)	$(78,511)	$119,570

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.25)	$(1.21)	$1.48
Income (loss) from discontinued operations	0.02	(0.07)	0.03
Gain on sale of discontinued operations	0.09	—	0.43

Net income (loss)	$(0.15)*	$(1.28)	$1.93 *

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.25)	$(1.21)	$1.46
Income (loss) from discontinued operations	0.02	(0.07)	0.03
Gain on sale of discontinued operations	0.09	—	0.42

Net income (loss)	$(0.15)*	$(1.28)	$1.91

*	Amounts do not add due to rounding
See Notes to Consolidated Financial Statements, pages 40 to 66.

CONSOLIDATED BALANCE SHEETS
December 31
(Dollar amounts in thousands, except par value amounts)

	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$221,611	$345,947
Short-term investments	—	49,765
Accounts receivable, less allowances of $8,838 in 2006 and $8,631 in 2007	395,523	354,939
Inventories at lower of cost or market:
Finished goods	231,108	185,658
Work in process	26,990	30,730
Raw materials and supplies	79,769	88,172

	337,867	304,560
Other current assets	17,644	134,713
Assets of discontinued operations	59,699	—

Total current assets	1,032,344	1,189,924
Property, plant and equipment:
Land and land improvements	36,853	42,318
Buildings	293,642	340,512
Machinery and equipment	1,599,673	1,641,571
Molds, cores and rings	263,056	273,032

	2,193,224	2,297,433
Less accumulated depreciation and amortization	1,222,591	1,305,657

Net property, plant and equipment	970,633	991,776
Goodwill	24,439	24,439
Intangibles, net of accumulated amortization of $18,257 in 2006 and $22,893 in 2007	32,250	28,014
Restricted cash	7,550	2,791
Other assets	168,299	59,924

	$2,235,515	$2,296,868

See Notes to Consolidated Financial Statements, pages 40 to 66.

December 31

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$126,129	$86,384
Payable to noncontrolling owner of subsidiary	19,527	10,364
Accounts payable	250,995	291,257
Accrued liabilities	112,659	141,748
Income taxes	4,695	1,450
Liabilities of discontinued operations	10,445	—
Liabilities related to the sale of automotive operations	3,038	1,332

Total current liabilities	527,488	532,535

Long-term debt	513,213	464,608
Postretirement benefits other than pensions	258,579	244,491
Other long-term liabilities	217,743	163,723
Long-term liabilities related to the sale of automotive operations	8,913	10,185
Noncontrolling shareholders’ interests in consolidated subsidiaries	69,688	89,035
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 86,322,514 shares issued in 2006 and in 2007	86,323	86,323
Capital in excess of par value	38,144	40,676
Retained earnings	1,256,971	1,350,527
Cumulative other comprehensive loss	(282,552)	(205,677)

	1,098,886	1,271,849

Less: common shares in treasury at cost (24,943,265 in 2006 and 26,661,295 in 2007)	(458,995)	(479,558)

Total stockholders’ equity	639,891	792,291

	$2,235,515	$2,296,868

See Notes to Consolidated Financial Statements, pages 40 to 66.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands except per share amounts)

				Cumulative
	Common	Capital In		Other	Common
	Stock	Excess of	Retained	Comprehensive	Shares in
	$1 Par Value	Par Value	Earnings	Income (Loss)	Treasury	Total
Balance at January 1, 2005	86,322	38,072	1,397,268	(74,085)	(277,044)	1,170,533

Net loss			(9,356)			(9,356)
Other comprehensive income (loss):
Minimum pension liability adjustment, net of $4,238 tax effect				(4,818)		(4,818)
Currency translation adjustment				(10,714)		(10,714)
Change in the fair value of derivatives and unrealized gain on marketable securities, net of $2,034 tax effect				3,294		3,294

Comprehensive income (loss)						(21,594)
Purchase of 10,151,636 treasury shares					(189,764)	(189,764)
Stock compensation plans, including tax benefit of $1,273	1	(405)			6,648	6,244
Cash dividends — $.42 per share			(26,643)			(26,643)

Balance at December 31, 2005	86,323	37,667	1,361,269	(86,323)	(460,160)	938,776

Net loss			(78,511)			(78,511)
Other comprehensive income (loss):
Minimum pension liability adjustment, net of $6,469 tax effect				(15,795)		(15,795)
Currency translation adjustment				16,228		16,228
Change in the fair value of derivatives and unrealized gain on marketable securities, net of $633 tax effect				559		559

Comprehensive income (loss)						(77,519)
Adjustment to initially apply SFAS No. 158, net of tax				(197,221)		(197,221)
Stock compensation plans, including tax benefit of $8		477	(6)		1,165	1,636
Cash dividends — $.42 per share			(25,781)			(25,781)

Balance at December 31, 2006	86,323	38,144	1,256,971	(282,552)	(458,995)	639,891

Net income			119,570			119,570
Other comprehensive income:
Unrecognized postretirement benefits, net of $6,629 tax effect				68,462		68,462
Currency translation adjustment				13,847		13,847
Change in the fair value of derivatives and unrealized gain on marketable securities, net of $1,835 tax effect				(5,434)		(5,434)

Comprehensive income						196,445
Purchase of 2,991,900 treasury shares					(45,882)	(45,882)
Stock compensation plans, including tax benefit of $2,915		2,532	(13)		25,319	27,838
Cash dividends — $.42 per share			(26,001)			(26,001)

Balance at December 31, 2007	$86,323	$40,676	$1,350,527	$(205,677)	$(479,558)	$792,291

See Notes to Consolidated Financial Statements, pages 40 to 66.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31
(Dollar amounts in thousands)

	2005	2006	2007
Operating activities:
Net income/(loss)	$(9,356)	$(78,511)	$119,570
Adjustments to reconcile net income/(loss) to net cash provided by continuing operations:
Loss (income) from discontinued operations, net of income taxes	(984)	4,191	(1,660)
Gain on sale of discontinued operations, net of income taxes	(5,677)	—	(26,475)
Depreciation	103,047	127,693	131,007
Amortization	6,733	4,908	5,925
Deferred income taxes	(20,421)	(14,393)	16,717
Stock based compensation	248	1,572	3,731
Amortization of unrecognized postretirement benefits	17,554	19,453	18,499
Loss (gain) on sale of assets	2,784	1,333	(3,477)
Debt extinguishment costs	—	—	2,558
Noncontrolling shareholders’ net income (loss)	(22)	3,663	8,760
Restructuring asset write-down	—	1,231	197
Impairment of goodwill and indefinite-lived intangible asset	—	47,973	—
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(6,666)	(29,884)	42,748
Inventories	(59,210)	(4,306)	40,726
Other current assets	28,232	4,601	(2,654)
Accounts payable	(23,397)	16,268	30,026
Accrued liabilities	16,098	4,909	19,446
Other items	11,454	3,011	(44,893)

Net cash provided by continuing operations	60,417	113,712	360,751
Net cash provided by (used in) discontinued operations	(6,800)	2,005	12,043

Net cash provided by operating activities	53,617	115,717	372,794
Investing activities:
Property, plant and equipment	(160,273)	(186,190)	(140,972)
Investment in Kumho Tire Company	(107,961)	—	—
Proceeds from the sale of (investment in) available-for-sale debt securities	46,064	—	(49,765)
Acquisition of businesses, net of cash acquired	—	(43,046)	(11,964)
Proceeds from the sale of business	54,270	—	66,256
Proceeds from the sale of assets	3,115	375	19,654

Net cash used in continuing operations	(164,785)	(228,861)	(116,791)
Net cash used in discontinued operations	(8,115)	(1,738)	(1,859)

Net cash used in investing activities	(172,900)	(230,599)	(118,650)
Financing activities:
Payments on long-term debt	(278,362)	(4,000)	(80,867)
Premium paind on debt repurchases	—	—	(2,224)
Net borrowings (repayments) under credit facilities	(354)	74,097	(10,667)
Contributions of joint venture partner	4,210	18,424	15,588
Purchase of treasury shares	(189,764)	—	(45,882)
Payment of dividends	(26,643)	(25,781)	(26,001)
Issuance of common shares and excess tax benefits on options	4,673	149	24,107

Net cash provided by (used in) financing activities	(486,240)	62,889	(125,946)

Effects of exchange rate changes on cash of continuing operations	4,507	(7,064)	(3,906)

Changes in cash and cash equivalents	(601,016)	(59,057)	124,292
Cash and cash equivalents at beginning of year	881,728	280,712	221,655

Cash and cash equivalents at end of year	$280,712	$221,655	$345,947

Cash and cash equivalents at end of year
Continuing operations	$280,696	$221,611	$345,947
Discontinued operations	16	44	—

	$280,712	$221,655	$345,947

See Notes to Consolidated Financial Statements, pages 40 to 66.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share amounts)
Note 1 — Significant Accounting Policies
Reclassification — On December 23, 2004, the Company sold its automotive business, Cooper-Standard Automotive (“Cooper-Standard”), to an entity formed by The Cypress Group and Goldman Sachs Capital Partners. The operations of the Company’s Oliver Rubber Company subsidiary (formerly part of the North American Tire Operations segment), were sold on October 5, 2007. These operations are considered to be discontinued operations as defined under Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and require specific accounting and reporting.
The Company’s consolidated financial statements reflect the accounting and disclosure requirements of SFAS No. 144, which mandate the segregation of operating results for the current year and comparable prior year periods and the balance sheets related to the discontinued operations from those related to ongoing operations. Accordingly, the consolidated statements of operations for the years ended December 31, 2005, 2006 and 2007 reflect this segregation as income from continuing operations and income from discontinued operations and the consolidated balance sheets at December 31, 2006 and 2007 display the current and long-term liabilities related to the sale of the automotive operations and Oliver Rubber Company.
Certain amounts for prior years have been reclassified to conform to 2007 presentations. Included in the Payable to noncontrolling owner at December 31, 2006, as originally reported, was a $32,000 bank loan which has now been paid through the issuance of short-term notes. The December 31, 2006 Notes payable amount has been increased by $32,000 and Payable to noncontrolling owner has been reduced to reflect this bank loan. At December 31, 2006, the Cooper Kenda joint venture included $4,200 of land use rights as Land and land improvements in the Property, plant and equipment section of the balance sheet. These land use rights have been reclassified to Other assets from Land and land improvements. At December 31, 2006, the Company included $18,000 of bank guarantees in China as Notes payable. The Company has determined these bank guarantees relate to trade accounts payable and has increased Accounts payable at December 31, 2006 by $18,000, with a corresponding decrease in Notes payable.
The Company has reclassified the 2006 Impairment of goodwill and indefinite-lived intangible asset as a component of operating profit in the Consolidated Statement of Operations.
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
The Company has entered into a joint venture with Kenda Tire Company to construct and operate a tire manufacturing facility in China. It has also entered into a joint venture with Nemet International to market and distribute Cooper, Pneustone and associated brand tires in Mexico. The Company has determined it is the primary beneficiary of these variable interest entities and has included their assets, liabilities and operating results in its consolidated financial statements. The Company has recorded the minority interest related to the joint venture partner’s ownership in minority interests in consolidated subsidiaries. The following table summarizes the balance sheets of these variable interest entities at December 31:

	2006	2007
Assets
Cash and cash equivalents	$5,940	$4,203
Accounts receivable	2,238	2,400
Inventories	—	8,149
Prepaid expenses	960	1,634

Total current assets	9,138	16,386
Net property, plant and equipment	69,409	112,204
Intangibles and other assets	4,326	14,704

Total assets	$82,873	$143,294

Liabilities and stockholders’ equity
Notes payable	$10,083	$23,522
Accounts payable	5,889	11,052
Accrued liabilities	48	4,451

Current liabilities	16,020	39,025
Long-term debt	10,234	20,866
Stockholders’ equity	56,619	83,403

Total liabilities and stockholders’ equity	$82,873	$143,294

Cash and cash equivalents and Short-term investments - The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.
The Company’s objectives related to the investment of cash not required for operations is to preserve capital, meet the Company’s liquidity needs and earn a return consistent with these guidelines and market conditions. Investments deemed eligible for the investment of the Company’s cash include: 1) U.S. Treasury securities and general obligations fully guaranteed with respect to principle and interest by the government; 2) obligations of U.S. government agencies; 3) commercial paper or other corporate notes of prime quality purchased directly from the issuer or through recognized money market dealers; 4) time deposits, certificates of deposit or bankers’ acceptances of banks rated “A-” by Standard & Poor’s or “A3” by Moody’s; 5) collateralized mortgage obligations rated “AAA” by Standard & Poor’s and “Aaa” by Moody’s; 6) tax-exempt and taxable obligations of state and local governments of prime quality; and 7) mutual funds or outside managed portfolios that invest in the above investments. The Company had cash and cash equivalents totaling $221,655 and $345,947 at December 31, 2006 and December 31, 2007, respectively. The majority of the cash and cash equivalents was invested in eligible financial instruments in excess of amounts insured by the Federal Deposit Insurance Corporation and, therefore, subject to credit risk.
Accounts receivable — The Company records trade accounts receivable when revenue is recorded in accordance with its revenue recognition policy and relieves accounts receivable when payments are received from customers.
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
Pre-production costs related to long-term supply arrangements - When the Company has a contractual arrangement for reimbursement of costs incurred during the engineering and design phase of customer-owned mold projects by the customer, development costs are recorded in Other assets in the accompanying consolidated balance sheets. Reimbursable costs for customer-owned molds included in Other assets were $2,238 and $1,327 at December 31, 2006 and 2007, respectively. Upon completion and acceptance of customer-owned molds, reimbursable costs are recorded as accounts receivable. At December 31, 2006 and 2007, respectively, $2,110 and $849 were included in Accounts receivable for customer-owned molds.
Restricted cash — In conjunction with the sale of Cooper-Standard, under terms of an employment agreement with the president of the automotive operations, the Company was obligated to pay the severance costs and related excise taxes, if any, if severance occurred on or prior to December 31, 2007. Under the terms of a change in control severance pay plan for eight additional key executives, such executives were entitled to specified severance payments if terminated by the buyer on or prior to December 22, 2006. The Company was required to fund, immediately following the sale, its potential obligation for such severance payments into a rabbi trust with a third party trustee for the possible benefit of these executives. During 2005 and 2006, payments were made as a result of the separation of two executives covered by this change in control agreement. Subsequent to December 22, 2006, the amounts in the rabbi trust relating to the obligation for severance payments of the six remaining executives covered by the change in control severance pay plan were returned to the general cash account of the Company. The amounts in the rabbi trust relating to the obligation for severance payments of the president of the automotive operations have been returned to the general cash account of the Company as of December 31, 2007. The balances of this and other smaller trusts at December 31, 2006 and 2007 were $7,550 and $2,791, respectively.
Earnings (loss) per common share — Net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding each year. Diluted earnings (loss) per share from continuing operations includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings (loss) per share:
(Number of shares in thousands)

	2005	2006	2007
Numerator for basic and diluted earnings (loss) per share — income (loss) from continuing operations available to common stockholders	$(16,016)	$(74,320)	$91,435

Denominator for basic earnings (loss) per share — weighted average shares outstanding	63,653	61,338	61,938

Effect of dilutive securities — stock options and other stock units	—	—	774

Denominator for diluted earnings (loss) per share — adjusted weighted average shares outstanding	63,653	61,338	62,712

Basic earnings (loss) per share from continuing operations	$(0.25)	$(1.21)	$1.48

Diluted earnings (loss) per share from continuing operations	$(0.25)	$(1.21)	$1.46
Options to purchase shares of the Company’s common stock not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares were 756,740 in 2007. These options could be dilutive in the future depending on the performance of the Company’s stock. Due to the loss recorded in 2005, 3,165,000 options were not included in the computation of diluted earnings (loss) per share. Due to the loss recorded in 2006, 2,597,000 options were not included in the computation of diluted earnings (loss) per share. During 2005, the

Company repurchased 10,151,000 shares and during 2007, the Company repurchased 2,991,900 shares. No shares were repurchased in 2006.
Derivative financial instruments — Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes.
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
Products liability — The Company accrues costs for products liability at the time a loss is probable and the amount of loss can be estimated. The Company believes the probability of loss can be established and the amount of loss can be estimated only after certain minimum information is available, including verification that Company-produced products were involved in the incident giving rise to the claim, the condition of the product purported to be involved in the claim, the nature of the incident giving rise to the claim and the extent of the purported injury or damages. In cases where such information is known, each products liability claim is evaluated based on its specific facts and circumstances. A judgment is then made to determine the requirement for establishment or revision of an accrual for any potential liability. The liability often cannot be determined with precision until the claim is resolved.
Pursuant to applicable accounting rules, the Company accrues the minimum liability for each known claim when the estimated outcome is a range of possible loss and no one amount within that range is more likely than another. The Company uses a range of settlements because an average settlement cost would not be meaningful since the products liability claims faced by the Company are unique and widely variable. The cases involve different types of tires, models and lines, different circumstances surrounding the accident such as different applications, vehicles, speeds, road conditions, weather conditions, driver error, tire repair and maintenance practices, service life conditions, as well as different jurisdictions and different injuries. In addition, in many of the Company’s products liability lawsuits the plaintiff alleges that his or her harm was caused by one or more co-defendants who acted independently of the Company. Accordingly, the claims asserted and the resolutions of those claims have an enormous amount of variability. The costs have ranged from zero dollars to $12 million in one case with no “average” that is meaningful. No specific accrual is made for individual unasserted claims or for premature claims, asserted claims where the minimum information needed to evaluate the probability of a liability is not yet known. However, an accrual for such claims based, in part, on management’s expectations for future litigation activity and the settled claims history is maintained. Because of the speculative nature of litigation in the United States, the Company does not believe a meaningful aggregate range of potential loss for asserted and unasserted claims can be determined. The Company’s experience has demonstrated that its estimates have been reasonably accurate and, on average, cases are settled at amounts close to the reserves established. However, it is possible an individual claim from time to time may result in an aberration from the norm and could have a material impact.
The Company determines its reserves using the number of incidents expected during a year. During 2006, the Company increased its products liability reserve by $44,483. The addition of another year of self-insured incidents accounted for $22,550 of this increase. The Company also revised its estimates of future settlements for unasserted and premature claims and this revision amounted to $14,342. Finally, changes in the amount of reserves increased by $7,591. The Company did not change its assumption of additional incidents expected during each year.
During 2007, the Company increased its products liability reserve by $51,306. The addition of another year of self-insured incidents accounted for $29,760 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims. In addition, the Company also revised its estimate of the number of additional incidents expected during each year for years subsequent to 2005. These revisions increased the reserve by $8,946. Finally, changes in the amount of reserves increased by $12,600.
The time frame for the payment of a products liability claim is too variable to be meaningful. From the time a claim is filed to its ultimate disposition depends on the unique nature of the case, how it is resolved — claim dismissed, negotiated settlement, trial verdict and appeals process — and is highly dependent on jurisdiction, specific facts, the plaintiff’s attorney, the court’s docket and other factors. Given that some claims may be resolved in weeks and others may take five years or more, it is impossible to predict with any reasonable reliability the time frame over which the accrued amounts may be paid.
During 2006, the Company paid $29,259 and during 2007, the Company paid $24,268 to resolve cases and claims. The Company’s products liability reserve balance at December 31, 2006 totaled $80,267 (current portion of $16,056). At December 31, 2007, the products liability reserve balance totaled $107,304 (current portion of $16,864).
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
Products liability costs totaled $52,323, $63,649 and $70,303 in 2005, 2006 and 2007, respectively, and include recoveries of legal fees of $12,700, $9,434 and $9,795 in 2005, 2006 and 2007, respectively. Policies applicable to claims occurring on April 1, 2003, and thereafter, do not provide for recovery of legal fees.
Advertising expense — Expenses incurred for advertising include production and media and are generally expensed when incurred. Dealer-earned cooperative advertising expense is recorded when earned. Advertising expense for 2005, 2006 and 2007 was $47,853, $59,112 and $42,555, respectively.
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
Prior to the adoption of SFAS No. 123 (R), the Company presented all benefits of its tax deductions resulting from the exercise of share-based compensation as operating cash flows in its Statement of Cash Flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the year ended December 31, 2007, the Company recognized $2,915 of excess tax benefits as a financing cash inflow.

The fair value of option grants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2006	2007
Risk-free interest rate	3.5%	4.6%	4.6%
Dividend yield	1.9%	2.9%	2.2%
Expected volatility of the Company’s common stock	0.240	0.350	0.360
Expected life in years	6.8	6.8	8.0
The weighted average fair value of options granted in 2005, 2006 and 2007 was $5.28, $4.55 and $7.28, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period.
The Company’s reported and pro forma financial results prior to the adoption of SFAS No. 123(R) are as follows:

2005
Income (loss) from continuing operations as reported	$(16,016)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(5,138)

Pro forma income (loss) from continuing operations	$(21,154)

Basic earnings (loss) per share from continuing operations:
Reported	$(0.25)
Pro forma	(0.33)

Diluted earnings (loss) per share from continuing operations:
Reported	$(0.25)
Pro forma	(0.33)
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

	2006	2007
Reserve at January 1	$9,064	$15,967

Acquisition of Cooper-Chengshan	6,810	—
Additions	15,186	20,552
Payments	(15,093)	(20,009)

Reserve at December 31	$15,967	$16,510

The increase in the provision from 2006 to 2007 is related primarily to the International Tire Operations segment of the Company’s business as a result of the increase in sales of the segment and a smaller portion related to a non-recurring customer satisfaction program.

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
Research and development - Costs are charged to cost of products sold as incurred and amounted to approximately $15,946, $23,184 and $22,186 in 2005, 2006 and 2007, respectively.
Accounting pronouncements —
In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement provides guidance for using fair value to measure assets and liabilities. The Statement defines fair value and establishes a fair value hierarchy that prioritizes the information used to develop assumptions market participants would use when pricing the asset or liability. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Measurement No. 157” (“the FSP”). The FSP amends SFAS No. 157 to delay the effective date of this Statement for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For items within its scope, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company will adopt this standard on January 1, 2009 but does not currently believe it will have a material impact on its financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159 ''The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statement 115’’ (SFAS No. 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt this standard on January 1, 2008 and does not currently believe it will have a material impact on its financial position or results of operations.
In December 2007, the FASB issued SFAS No. 141(R) ''Business Combinations’’ (SFAS No. 141(R)). This statement replaces FASB Statement No. 141, “Business Combinations.” This statement defines the term acquirer and establishes guidance for how the acquirer is to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. It also provides guidance on how the acquirer is to recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company will be required to adopt SFAS No. 141(R) as of January 1, 2009 and is currently evaluating the provisions of this Statement, the impact on its acquisition related processes and its approach to adoption of the Statement.
In December 2007, the FASB issued SFAS No. 160 ''Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 151” (SFAS No. 160). This statement amends ARB No. 151 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented by requiring the consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company will be required to adopt SFAS No. 160 as of January 1, 2009 and is currently evaluating the provisions of this Statement, the impact on its consolidated financial statements and the timing and approach to adoption of the Statement.
Note 2 — Acquisitions
Effective February 4, 2006, the Company acquired a 51 percent ownership position in Cooper Chengshan (Shandong) Passenger Tire Company Ltd. and Cooper Chengshan (Shandong) Tire Company, Ltd. (“Cooper Chengshan”). The new companies, which were formed upon governmental approval of the transaction, together were known as Shandong Chengshan Tire Company, Ltd. (“Chengshan”) of Shandong, China. The two companies were formed by transferring specified assets and obligations to newly formed entities and the Company acquired a 51 percent interest in each thereafter. Certain inventories and accounts receivable were not transferred to the newly formed entities and cash was provided by Chengshan to achieve the contractually required net value of the Cooper Chengshan companies. Following formation of the companies, working capital increases consumed cash as accounts receivable and inventory balances grew to operating levels. The Company also acquired a 25 percent ownership position in the steel cord factory which is located adjacent to the tire manufacturing facility in Rongchen City, Shandong, China. On October 12, 2007, the Company sold its ownership position in the steel cord factory and did not recognize a gain or loss.
The purchase price of the acquisition was $79,782 which included $73,382 for the 51 percent ownership position in Cooper Chengshan and $6,400 for the 25 percent position in the steel cord factory. The Company paid $36,646 (net of cash acquired of $18,815) and an additional $17,921 was due upon the signing of the share pledge agreement providing collateral against unknown liabilities or upon the resolution of post-closing adjustments. The Company paid $11,964 of this amount during 2007 and the remaining balance was paid in February 2008. Debt of $61,750 was also transferred to the newly formed Cooper Chengshan entities. The newly formed entities reflected an obligation of $35,739 to Chengshan at December 31, 2006 and this obligation was funded by issuing new debt.
Cooper Chengshan manufactures car and light truck radial tires as well as radial and bias medium truck tires primarily under the brand names of Chengshan and Austone.
The Cooper Chengshan acquisition was accounted for as a purchase transaction. The total purchase price was allocated to fixed assets, liabilities and tangible and identifiable intangible assets based on independent appraisals of their respective fair values. The excess purchase price over the estimated fair value of the net assets acquired was allocated to goodwill. The operating results of Cooper Chengshan have been included in the consolidated financial statements of the Company since the date of acquisition.
The purchase price and the final allocation for the 51 percent interest in Cooper Chengshan were as follows:

Assets
Cash	$18,815
Accounts receivable	23,863
Inventory	32,672
Other current assets	1,012
Property, plant & equipment	151,081
Goodwill	24,439
Intangible and other assets	25,265

Liabilities
Payable to Chengshan	(35,739)
Accounts payable	(57,246)
Accrued liabilities	(10,767)
Deferred taxes	(617)
Minority interest	(37,646)
Debt	(61,750)

$73,382

The acquisition did not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.
In connection with this acquisition, beginning January 1, 2009 and continuing through December 31, 2011, the minority interest partner has the right to sell, and, if exercised, the Company has the obligation to purchase, the remaining 49 percent minority interest share at a minimum price of $62,700.
Note 3 — Discontinued Operations
On December 23, 2004, the Company sold its automotive operations, known as Cooper-Standard Automotive. During 2005, the Company recorded adjustments to the gain on sale totaling $5,463, plus a tax benefit of $214.

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
On October 5, 2007, the Company sold its Oliver Rubber Company subsidiary. In addition to the segregation of operating financial results, assets and liabilities, Emerging Issues Task Force (“EITF”) No. 87-24, “Allocation of Interest to Discontinued Operations,” mandates the reallocation to continuing operations of general corporate overhead previously allocated to discontinued operations. Corporate overhead that previously would have been allocated to Oliver Rubber Company of $1,330, $1,086 and $923 for the years ended 2005, 2006 and 2007, respectively is charged against continuing operations in the Company’s consolidated statements of operations. Proceeds from the sale were $66,256. The sale resulted in a gain of $26,475, net of taxes in the fourth quarter and included the release of a tax valuation allowance, a portion of which was recorded in the third quarter.
Note 4 — Inventories
At December 31, 2006, approximately 51 percent of the Company’s inventories had been valued under the LIFO method. With the growth of the Company’s operations in China and the reduction in inventory levels in the United States, approximately 41 percent of the Company’s inventories at December 31, 2007 have been valued under the LIFO method and the remaining inventories have been valued under the FIFO method. All inventories are stated at the lower of cost or market.
Under the LIFO method, inventories have been reduced by approximately $147,393 and $139,808 at December 31, 2006 and 2007, respectively, from current cost which would be reported under the first-in, first-out method. As a result of the Company’s inventory management initiative, inventories in the United States which are accounted for using the LIFO cost method at December 31, 2007 are lower than at December 31, 2006 and, for the year ended December 31, 2007, cost of products sold has been reduced by $22,009 as a result. Cost of products sold for the year ended December 31, 2006 was reduced by $8,790 as a result of inventory reductions in the United States as of December 31, 2006 compared to December 31, 2005.
Note 5 — Assets Held for Sale
“Assets Held for Sale” are recorded at the lower of carrying value or fair value and adjusted if necessary in accordance with SFAS No. 144. The following table summarizes the activity in these assets since December 31, 2006:

			Transferred
	December 31,	Assets	(from)/to	December 31,
	2006	Sold	Held for Sale	2007
Athens, Georgia manufacturing facility	$3,000	$(3,000)	$—	$—
Athens, Georgia tire manufacturing equipment	1,000	—	(1,000)	—
Corporate aircraft	790	(790)	—	—

	$4,790	$(3,790)	$(1,000)	$—

The Athens, Georgia manufacturing facility was sold in February 2007 and the corporate aircraft was sold in January 2007.
The remaining tire manufacturing equipment of the Athens facility has been transferred to another manufacturing facility.

Note 6 – Other Current Assets
Other current assets at December 31 are as follows:

	2006	2007
Assets held for sale	$4,790	$—
Investment in Kumho Tire Co., Inc.	—	112,170
Other	12,854	22,543

	$17,644	$134,713

The Company owns 15 million global depositary shares (equivalent to 7.5 million common shares) of Kumho Tire Company, Inc. of Korea. The Company holds an option to sell such shares to Kumho Tire which is exercisable beginning in February 2008 at the greater of the price paid or the fair market value at the date of exercise. The Company presently intends to exercise the put option and, accordingly, has classified the investment in current assets. The Company has increased the value of the investment to reflect the market value at December 31, 2007 with a corresponding increase in Other comprehensive income (loss). The tax impact of this transaction is offset by an adjustment to the tax valuation allowance.
Note 7 — Goodwill and Intangibles
Goodwill is recorded in the segment where it was generated by acquisitions. During 2006, the Company recorded $24,439 of goodwill and $14,082 of definite-lived intangible assets associated with its acquisition of Cooper Chengshan. Purchased goodwill and indefinite-lived intangible assets are tested annually for impairment unless indicators are present that would require an earlier test. During the fourth quarter of 2006, the Company completed its annual test for impairment and determined that impairment existed in the goodwill and in the indefinite-lived intangible assets of its North American Tire Operations segment. While the Company made good faith projections of future cash flow in 2005, it failed to meet those projections in 2006 due to industry conditions and other factors. The Company believed certain of these factors would continue to have an impact into the future and, following a review of the valuation of the segment’s identifiable assets, the Company wrote off the goodwill of the North American Tire Operations segment which totaled $44,599 and also recorded an impairment charge of $3,374 related to the indefinite-lived intangible assets of the segment. During the fourth quarter of 2007, the Company completed its annual test for impairment and no impairment was indicated.
The Company also reevaluates its intangible assets annually and determined that there were no significant changes in their useful lives in 2007. The following table presents intangible assets and accumulated amortization balances as of December 31, 2006 and 2007:

	December 31, 2006			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Definite-lived:
Trademarks and tradenames	$12,900	$(2,812)	$10,088	$12,900	$(3,538)	$9,362
Patents and technology	15,715	(11,104)	4,611	16,116	(13,327)	2,789
Other	12,075	(4,341)	7,734	12,074	(6,028)	6,046

	40,690	(18,257)	22,433	41,090	(22,893)	18,197

Indefinite-lived:
Trademarks	9,817	—	9,817	9,817	—	9,817

	$50,507	$(18,257)	$32,250	$50,907	$(22,893)	$28,014

Estimated amortization expense over the next five years is as follows: 2008 — $3,840, 2009 - $2,148, 2010 — $2,016, 2011 — $1,956 and 2012 — $1,932.

Note 8 — Other Assets
Other assets at December 31 are as follows:

	2006	2007
Investment in Kumho Tire Co., Inc.	$107,961	$—
Other	60,338	59,924

	$168,299	$59,924

Note 9 — Accrued Liabilities
Accrued liabilities at December 31 are as follows:

	2006	2007
Payroll and withholdings	$28,423	$46,140
Products liability	16,056	16,864
Other	68,180	78,744

	$112,659	$141,748

Note 10 — Income Taxes
Components of income (loss) from continuing operations before income taxes and noncontrolling shareholders’ interests were as follows:

	2005	2006	2007
United States	$(27,951)	$(95,435)	$69,205
Foreign	11,998	19,440	46,825

Total	$(15,953)	$(75,995)	$116,030

The provision (benefit) for income tax for continuing operations consists of the following:

	2005	2006	2007
Current:
Federal	$3,279	$8,030	$5,124
State and local	217	203	753
Foreign	4,229	4,326	2,447

	7,725	12,559	8,324

Deferred:
Federal	(18,051)	(16,333)	4,171
State and local	(25)	(631)	(183)
Foreign	1,973	(933)	3,523

	(16,103)	(17,897)	7,511
Section 965 repatriation	8,463	—	—

	$85	$(5,338)	$15,835

A reconciliation of income tax expense (benefit) for continuing operations to the tax based on the U.S. statutory rate is as follows:

	2005	2006	2007
Income tax provision (benefit) at 35%	$(5,645)	$(27,804)	$40,610

State and local income tax, net of federal income tax effect	125	(757)	613

U.S. tax credits	(237)	(5,505)	(1,689)

Difference in effective tax rates of international operations	(2,661)	(2,617)	(8,662)

Section 965 repatriation	8,463	—	—

Impairment of goodwill	—	15,597	—

Valuation allowance	—	18,136	(12,804)

Other — net	40	(2,388)	(2,233)

Income tax expense	$85	$(5,338)	$15,835
Payments for income taxes in 2005, 2006 and 2007, net of refunds, were $1,017, $4,505 and $16,200, respectively.
Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31 were as follows:

	2006	2007
Deferred tax assets:
Postretirement and other employee benefits	$162,610	$122,849
Net operating loss, capital loss, and tax credits carryforwards	50,424	36,004
All other items	61,050	76,548

Total deferred tax assets	274,084	235,401

Deferred tax liabilities:
Property, plant and equipment	(113,882)	(124,243)
All other items	(18,004)	(18,017)

Total deferred tax liabilities	(131,886)	(142,260)

	142,198	93,141
Valuation allowance	(128,640)	(87,367)

Net deferred tax asset	$13,558	$5,774

The net deferred taxes in the consolidated balance sheets are as follows:

	2006	2007
Non-current assets	$13,558	$5,774

Net deferred tax asset	$13,558	$5,774

At December 31, 2007, the Company has tax losses in various jurisdictions, including $4,737 of certain state and foreign tax losses, $42,748 of U.S. capital losses and $8,793 of U.S. federal and state credits available for carryforward. All U. S. federal and state tax attributes are offset with valuation allowances and expire from 2008 through 2027. The foreign tax losses expire no sooner than 2012. The U. S. federal capital loss carryover will expire in 2009.

The Company has adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes”. The Company’s liability for unrecognized tax benefits for permanent and temporary book/tax differences for continuing operations, exclusive of interest, total approximately $3,777 as itemized in the tabular rollforward below:

Balance at January 1, 2007	$1,658

Additions for tax positions of the current year	403
Additions for tax positions of prior years	1,716
Reductions for tax positions of prior years	—

Balance at December 31, 2007	$3,777

Of this amount, the effective rate would change upon the recognition of approximately $2,840 of these unrecognized tax benefits. The Company accrued, through the tax provision, approximately $293, $391 and $319 of interest expense for 2005, 2006 and 2007 respectively. At December 31, 2007, the Company has $1,408 of interest accrued.
U. S. income taxes were not provided on a cumulative total of approximately $102,067 of undistributed earnings, as well as a minimal amount of other comprehensive income for certain non-U.S. subsidiaries. The Company currently intends to reinvest these earnings in operations outside the United States. It is not practicable to determine the amount of additional U.S. income taxes that could be payable upon remittance of these earnings since taxes payable would be reduced by foreign tax credits based upon income tax laws and circumstances at the time of distribution. The Company has joint ventures in China that have been granted full and partial income tax holidays. The holidays terminate after five years of profitability.
The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by tax authorities for years prior to 2000.
Note 11 — Debt
On August 30, 2006, the Company established an accounts receivable securitization facility of up to $175,000. Pursuant to the terms of the facility, the Company sells certain of its domestic trade receivables on a continuous basis to its wholly-owned, bankruptcy-remote subsidiary, Cooper Receivables LLC (“CRLLC”). In turn, CRLLC may sell from time to time an undivided ownership interest in the purchased trade receivables, without recourse, to a PNC Bank administered, asset-backed commercial paper conduit. The facility was initially scheduled to expire in August 2009. No ownership interests in the purchased trade receivables had been sold to the bank conduit as of December 31, 2006 or December 31, 2007. The Company had issued standby letters of credit under this facility totaling $19,900 and $27,200 at December 31, 2006 and 2007, respectively.
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
On September 14, 2007, the Company amended the accounts receivable facility to exclude the sale of certain receivables, reduce the size of the facility to $125 million and to extend the maturity to September 2010.
On November 9, 2007, the Company and its subsidiary, Max-Trac Tire Co., Inc., entered into a Loan and Security Agreement (New Credit Agreement) with a consortium of six banks. This New Credit Agreement provides a $200,000 credit facility to the Company and Max-Trac Tire Co., Inc. and replaced the Company’s existing $175,000 credit facility. The New Credit Agreement is a revolving credit facility maturing on November 9, 2012 and is secured by the Company’s United States inventory, certain North American accounts receivable that have not been previously pledged and general intangibles related to the foregoing. The New Credit Agreement and the accounts receivable securitization facility have no financial covenants. Borrowings under the New Credit Agreement bear a margin based on the London Interbank Offered Rate. There were no borrowings under the New Credit Agreement at December 31, 2007. There were no borrowings under the Company’s previously existing revolving credit agreement at December 31, 2006.
The Company had entered into $150,000 of interest rate swap contracts to convert a portion of the 2009 Senior Notes to floating rates. In the second quarter of 2005, the Company settled these contracts, recording a gain of $1,700, which is included in interest expense.

During 2005, the Company repurchased $157,920 of its long-term debt due in 2009, $48,422 of its long-term debt due in 2019 and $72,020 of its long-term debt due in 2027. The Company incurred transaction-related costs of $4,228 related to these repurchases, including $3,026 of deferred financing costs written off. During 2006, the Company repurchased $3,000 of its long-term debt due in 2019 and $1,000 of its long-term debt due in 2027. Deferred financing costs of $65 were written off in conjunction with these repurchases. During 2007, the Company repurchased $80,867 of its long-term debt due in 2009. The Company incurred transaction-related costs of $2,558 related to these repurchases, including $330 of deferred financing costs written off.
The following table summarizes the long-term debt of the Company at December 31, 2006 and 2007 and except for capital leases, the long-term debt is due in an aggregate principal payment on the due date:

	2006	2007
7.75% unsecured notes due December 2009	$192,080	$111,213
8% unsecured notes due December 2019	173,578	173,578
7.625% unsecured notes due March 2027	116,880	116,880
5.58% unsecured notes due March 2009	15,360	16,440
4.59% unsecured notes due April 2009	—	20,550
6.318% unsecured notes due August 2009	5,120	5,480
6.185% unsecured notes due August 2009	1,020	1,000
6.48% unsecured notes due September 2009	3,585	3,837
6.196% unsecured notes due September 2009	510	500
6.135% unsecured notes due February 2010	—	3,200
5.67% unsecured notes due February 2010	—	6,850
Capitalized leases and other	5,080	5,080

	513,213	464,608

Less current maturities	—	—
	$513,213	$464,608

Over the next five years, the Company has payments related to the above debt of: 2008 — $0, 2009 — $159,020, 2010 — $10,050, 2011 — $0 and 2012 — $0.
The Company and its subsidiaries also have, from various banking sources, approximately $6,000 of available short-term lines of credit at rates of interest approximating euro-based interest rates. The amounts available and outstanding vary based on exchange rates as borrowings may be in currencies other than the U.S. Dollar.
The weighted average interest rate of short-term notes payable at December 31, 2006 and 2007 was 5.50 percent and 5.91 percent, respectively.
Interest paid on debt, net of payments received under interest rate swap agreements, during 2005, 2006 and 2007 was $55,783, $55,272 and $51,970, respectively. The amount of interest capitalized was $2,612, $2,894 and $2,983 during 2005, 2006 and 2007, respectively.
Note 12 — Fair Value of Financial Instruments
The fair value of the Company’s debt is computed using discounted cash flow analyses based on the Company’s estimated current incremental borrowing rates. The carrying amounts and fair values of the Company’s financial instruments as of December 31 are as follows:

	2006		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$221,655	$221,655	$345,947	$345,947
Notes payable	(126,129)	(126,129)	(86,384)	(86,384)
Long-term debt	(513,213)	(484,213)	(464,608)	(438,208)
Derivative financial instruments	1,594	1,594	8,565	8,565
The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. Exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations are offset by the change in values of the fair value foreign currency hedges. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc and Swedish kronar generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2006 and 2007 was $205,100 and $223,200, respectively. The counterparties to each of these agreements are major commercial banks. Management believes that the probability of losses related to credit risk on investments classified as cash and cash equivalents and short-term investments is remote.
Note 13 — Pensions and Postretirement Benefits Other than Pensions
The Company and its consolidated U. S. subsidiaries have a number of plans providing pension, retirement or profit-sharing benefits for substantially all domestic employees. These plans include defined benefit and defined contribution plans. The Company has an unfunded, nonqualified supplemental retirement plan covering certain employees whose participation in the qualified plan is limited by provisions of the Internal Revenue Code.
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
The Company’s general funding policy is to contribute more than minimum requirements but not in excess of amounts deductible for income tax purposes. Employees of certain of the Company’s foreign operations are covered by either contributory or non-contributory trusteed pension plans.
Participation in the Company’s defined contribution plans is voluntary. The Company matches certain plan participants’ contributions up to various limits. Participants’ contributions are limited based on their compensation and, for certain supplemental contributions which are not eligible for company matching, based on their age. Company contributions for certain of these plans are dependent on operating performance. Expense for those plans was $0, $0 and $5,122 for 2005, 2006 and 2007, respectively.
The Company currently provides retiree health care and life insurance benefits to a significant percentage of its U. S. salaried and hourly employees. U. S. salaried and non-bargained hourly employees hired on or after January 1, 2003 are not eligible for retiree health care or life insurance coverage. The majority of new hires covered by U. S. bargaining units are also not eligible for retiree health care or life insurance coverage. The Company has reserved the right to modify or terminate certain of theses benefits at any time.
The Company adopted SFAS No. 106 in 1992 and, to mitigate the impact of medical cost inflation on the Company’s retiree medical obligation, instituted per household caps on the amounts of retiree medical benefits it will provide to future retirees. The caps do not apply to individuals who retired prior to certain specified dates. Costs in excess of these caps will be paid by plan participants. The Company implemented increased cost sharing in 2004 in the retiree medical coverage provided to certain eligible current and future retirees. Since then cost sharing has expanded such that nearly all covered retirees pay a charge to be enrolled.
On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. This statement required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of its pension and other postretirement benefit (“OPEB”) plans in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to cumulative other comprehensive loss (a component of stockholders’ equity), net of tax. The adjustment to cumulative other comprehensive loss at adoption represented the net unrecognized actuarial losses and unrecognized prior service costs, all of which were previously netted against the plans’ funded status in the Company’s consolidated balance sheets pursuant to the provisions of SFAS No. 87, “Employers’ Accounting for Pensions (SFAS No. 87)” and SFAS No. 106. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit costs in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as components of net periodic benefit cost on the same basis as the amount recognized in cumulative other comprehensive loss at adoption of SFAS No. 158.

The following table reflects changes in the projected obligations and fair market values of assets in all defined benefit pension and other postretirement benefit plans of the Company:

			Other
	Pension Benefits		Postretirement Benefits
	2006	2007	2006	2007
Change in projected benefit obligation:
Projected benefit obligation at January 1	$1,011,099	$1,102,427	$273,586	$275,128
Service cost — employer	22,824	21,991	5,725	5,570
Service cost — employee	2,334	2,145	—	—
Interest cost	57,501	62,012	15,605	15,674
Actuarial (gain)/loss	21,849	(30,555)	(5,870)	(22,528)
Benefits paid	(52,063)	(64,459)	(13,918)	(12,699)
Foreign currency translation effect	38,883	5,298	—	—

Projected benefit obligation at December 31	$1,102,427	$1,098,859	$275,128	$261,145

Change in plans’ assets:
Fair value of plans’ assets at January 1	$871,174	$962,120	$—	$—
Actual return on plans’ assets	88,782	85,997	—	—
Employer contributions	21,063	66,300	—	—
Participant contributions	2,334	2,256	—	—
Benefits paid	(52,063)	(64,459)	—	—
Foreign currency translation effect	30,830	4,038	—	—

Fair value of plans’ assets at December 31	$962,120	$1,056,252	$—	$—

Funded status of the plans	$(140,307)	$(42,607)	$(275,128)	$(261,145)

Amounts recognized in the balance sheets:
Other assets	$—	$13,000	$—	$—
Accrued liabilities	—	—	(16,549)	(16,654)
Postretirement benefits other than pensions	—	—	(258,579)	(244,491)
Other long-term liabilities	(140,307)	(55,607)	—	—
Included in cumulative other comprehensive loss at December 31, 2007 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service costs of $(17,575) (($14,878) net of tax) and unrecognized actuarial losses of $308,059 ($250,735 net of tax). The prior service cost and actuarial loss included in cumulative other comprehensive loss and expected to be recognized in net periodic benefit cost during the fiscal year-ended December 31, 2008 are $714 and $15,257, respectively.
The underfunded status of the pension plans of $42,607 at December 31, 2007 is recognized in the accompanying consolidated balance sheets as Other assets for those overfunded plans and Other long-term liabilities for those underfunded plans. The unfunded status of the other postretirement benefits is recognized as Accrued liabilities for the current portion and as Postretirement benefits other than pensions for the long-term portion. No pension plan assets are expected to be returned to the Company during the fiscal year-ended December 31, 2008.
The accumulated benefit obligation for all defined benefit pension plans was $1,031,780 and $1,043,991 at December 31, 2006 and 2007, respectively.

Weighted average assumptions used to determine benefit obligations at December 31:

			Other
	Pension Benefits		Postretirement Benefits
	2006	2007	2006	2007
All plans
Discount rate	5.61%	5.97%	5.75%	6.00%
Rate of compensation increase	3.37%	3.46%	—	—

Domestic plans
Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	3.25%	3.25%	—	—

Foreign plans
Discount rate	5.29%	5.89%	—	—
Rate of compensation increase	3.65%	3.96%	—	—
At December 31, 2007, the weighted average assumed annual rate of increase in the cost of medical benefits was 7.0 percent per year for 2008 and 6.0 percent per year for 2009 and thereafter. The weighted average assumed annual rate of increase in the cost of prescription drugs was 11.0 percent per year for 2008 and 6.0 percent per year for 2009 and thereafter.

				Other
	Pension Benefits			Postretirement Benefits
	2005	2006	2007	2005	2006	2007
Components of net periodic benefit cost:
Service cost	$20,643	$22,824	$21,991	$5,473	$5,725	$5,570
Interest cost	55,112	57,501	62,012	15,704	15,605	15,674
Expected return on plan assets	(67,566)	(71,030)	(77,893)	—	—	—
Amortization of transition obligation	(30)	—	—	—	—	—
Amortization of prior service cost	1,445	919	714	(219)	(308)	(308)
Recognized actuarial loss	12,651	15,335	15,257	3,677	3,507	2,836

Net periodic benefit cost	$22,255	$25,549	$22,081	$24,635	$24,529	$23,772

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

				Other
	Pension Benefits			Postretirement Benefits
	2005	2006	2007	2005	2006	2007
All plans
Discount rate	6.14%	5.68%	5.61%	6.00%	5.75%	5.75%
Expected return on plan assets	8.92%	8.62%	8.58%	—	—	—
Rate of compensation increase	3.60%	3.44%	3.37%	—	—	—

Domestic plans
Discount rate	6.00%	5.75%	5.75%	6.00%	5.75%	5.75%
Expected return on plan assets	9.00%	9.00%	9.00%	—	—	—
Rate of compensation increase	3.25%	3.25%	3.25%	—	—	—

Foreign plans
Discount rate	6.49%	5.49%	5.29%	—	—	—
Expected return on plan assets	8.66%	7.45%	7.45%	—	—	—
Rate of compensation increase	4.49%	3.98%	3.65%	—	—	—

The following table lists the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets at December 31, 2006 and 2007:

	2006		2007
	Projected	Accumulated	Projected	Accumulated
	benefit	benefit	benefit	benefit
	obligation	obligation	obligation	obligation
	exceeds plan	exceeds plan	exceeds plan	exceeds plan
	assets	assets	assets	assets
Projected benefit obligation	$1,102,427	$638,908	$464,586	$464,586
Accumulated benefit obligation	1,031,780	624,942	453,666	453,666
Fair value of plan assets	962,120	531,242	408,979	408,979
Assumed health care cost trend rates for other postretirement benefits have a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Percentage Point
	Increase	Decrease
Increase (decrease) in total service and interest cost components	$205	$(181)

Increase (decrease) in the postretirement benefit obligation	2,556	(2,269)
The Company’s weighted average asset allocations for its domestic and foreign pension plans’ assets at December 31, 2006 and December 31, 2007 by asset category are as follows:

	U. S. Plans		U. K. Plan
Asset Category	2006	2007	2006	2007
Equity securities	71%	68%	63%	62%
Debt securities	29	31	37	36
Cash	—	1	—	2

Total	100%	100%	100%	100%

The Company’s investment policy for United States plans’ assets is to maintain an allocation of 70 percent in equity securities and 30 percent in debt securities. The Company’s investment policy for United Kingdom plan assets is to maintain an allocation of 65 percent in equity securities and 35 percent in fixed income securities. Rebalancing of the asset portfolios occurs periodically if the mix differs from the target allocation. Equity security investments are structured to achieve a balance between growth and value stocks. The Company also has a pension plan in Germany and the assets of that plan consist of investments in a German insurance company.
The fair value of U. S. plan assets was $698,479 and $777,046 at December 31, 2006 and 2007, respectively. The fair value of United States plans’ assets at the end of each December are derived using assets held by the Trust at the end of each November, then adding contributions made during December and deducting benefits paid to the plans’ participants during December.
The fair market value of the United Kingdom plan assets was $261,472 and $276,659 at December 31, 2006 and 2007, respectively, using the method described above for the U. S. plan assets.
The fair value of the German pension plan assets was $2,169 and $2,547 at December 31, 2006 and 2007, respectively.
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

The Company estimates it would contribute between $30,000 and $35,000 to its domestic and foreign pension plans in 2008 under its normal funding policy.
The Company estimates its benefit payments for its domestic and foreign pension plans and postretirement benefit plans during the next ten years to be as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
2008	$52,000	$17,000
2009	54,000	17,000
2010	55,000	18,000
2011	57,000	18,000
2012	60,000	18,000
2013 through 2017	335,000	96,000
Note 14 — Other Long-term Liabilities
Other long-term liabilities at December 31 are as follows:

	2006	2007
Long-term pension liability	$140,307	$55,607
Products liability	64,211	90,440
Other	13,225	17,676

	$217,743	$163,723

Note 15 — Preferred Stock Purchase Rights
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

Note 16 — Common Stock
There were 12,107 common shares reserved for grants under compensation plans and contributions to the Company’s Spectrum Investment Savings Plan and Pre-Tax Savings plans at December 31, 2007. The Company matches contributions made by participants to these plans in accordance with a formula based upon the financial performance of the Company. Matching contributions are directed to the Company Stock Fund, however, employees may transfer these contributions to any of the other investment funds offered under the plans.
Note 17 — Cumulative Other Comprehensive Loss
The balances of each component of Cumulative other comprehensive loss in the accompanying consolidated statements of stockholders’ equity are as follows:

	2006	2007
Cumulative currency translation adjustment	$21,047	$34,894

Changes in the fair value of derivatives and unrealized gains/(losses) on marketable securities	1,452	(7,281)
Tax effect	(732)	2,567

Net	720	(4,714)

Unrecognized postretirement benefit plans	(365,575)	(290,484)
Tax effect, net of valuation allowance	61,256	54,627

Net	(304,319)	(235,857)

	$(282,552)	$(205,677)

Net income (loss) reflects realized gains and losses on marketable securities and derivatives. A gain of $153 was recognized in 2005, and losses of $1,083 and $4,195 were recognized in 2006 and 2007, respectively.
Note 18 — Stock-Based Compensation
Stock Options
The Company’s 1998, 2001 and 2006 incentive compensation plans allow the Company to grant awards to key employees in the form of stock options, stock awards, restricted stock units, stock appreciation rights, performance units, dividend equivalents and other awards. The 1996 incentive stock option plan and the 1998, 2001 and 2006 incentive compensation plans provide for granting options to key employees to purchase common shares at prices not less than market at the date of grant. Options under these plans may have terms of up to ten years becoming exercisable in whole or in consecutive installments, cumulative or otherwise. The plans allow the granting of nonqualified stock options which are not intended to qualify for the tax treatment applicable to incentive stock options under provisions of the Internal Revenue Code.
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
Since the adoption of SFAS No. 123(R), the Company recorded compensation expense of $320 and $321 for 2006 and 2007, respectively, related to stock options.

Summarized information for the plans follows:

			Weighted
			Average
		Number of	Exercise	Available
		Shares	Price	For Grant
January 1, 2005
	Outstanding	3,793,028	$17.60
	Exercisable	2,599,954	17.56

	Granted	446,585	21.45
	Exercised	(209,155)	14.30
	Expired	(26,168)	24.13
	Cancelled	(343,171)	19.95

December 31, 2005				3,405,990
	Outstanding	3,661,119	17.78
	Exercisable	3,661,119	17.78

	Granted	451,438	14.35
	Exercised	(10,589)	13.30
	Expired	(25,122)	18.70
	Cancelled	(1,044,295)	17.12

December 31, 2006				5,404,430
	Outstanding	3,032,551	17.76
	Exercisable	2,670,865	18.22

	Granted	8,280	19.33
	Exercised	(1,245,910)	17.01
	Expired	(6,827)	24.33
	Cancelled	(180,617)	18.47

December 31, 2007				4,787,535
	Outstanding	1,607,477	18.23
	Exercisable	1,390,828	18.80
The weighted average remaining contractual life of options outstanding at December 31, 2007 is 5.0 years.
Segregated disclosure of options outstanding at December 31, 2007 is as follows:

	Range of Exercise Prices
	Less than or	Greater than $14.75 and	Greater than or
	equal to $14.75	less than $19.80	equal to $19.80
Options outstanding	512,487	463,838	631,152

Weighted average exercise price	$14.20	$18.33	$21.43

Remaining contractual life	6.3	5.6	3.5

Options exercisable	304,868	454,808	631,152

Weighted average exercise price	$14.06	$18.32	$21.43

Restricted Stock Units
Under the 1998, 2001 and 2006 Incentive Compensation Plans, restricted stock units may be granted to officers and other key employees. Compensation related to the restricted stock units is determined based on the fair value of the Company’s stock on the date of grant and is amortized to expense over the vesting period. The restricted stock units granted in 2006 and 2007 have vesting periods ranging from one to five years. With the adoption of SFAS No. 123 (R), the Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire. The Company recorded $656, $1,186 and $2,008 of compensation expense for 2005, 2006 and 2007, respectively, related to restricted stock units. The following table provides details of the restricted stock units granted by the Company:

	2006	2007
Restricted stock units outstanding at beginning of period	141,688	126,475

Restricted stock units granted	91,210	314,484
Accrued dividend equivalents	5,724	7,860
Restricted stock units settled	(112,147)	(47,138)
Restricted stock units cancelled	—	—

Restricted stock units outstanding at end of period	126,475	401,681

Performance Based Units
During 2007, executives participating in the Company’s Long-Term Incentive Plan earned 283,254 performance based units based on the Company’s financial performance in 2007. These units will vest in February 2010 and the Company recorded $1,348 in compensation expense associated with these units in 2007. The Company did not record any compensation expense related to PBUs in 2005 or 2006.
At December 31, 2007, the Company has $7,060 of unvested compensation cost related to stock options and restricted stock units and this cost will be recognized as expense over a weighted average period of 25 months.
Note 19 — Lease Commitments
The Company rents certain distribution facilities and equipment under long-term leases expiring at various dates. The total rental expense for the Company, including these long-term leases and all other rentals, was $24,122, $29,815 and $27,560 for 2005, 2006 and 2007, respectively.
Future minimum payments for all non-cancelable operating leases through the end of their terms, which in aggregate total $57,121, are listed below. Certain of these leases contain provisions for optional renewal at the end of the lease terms.

2008	$15,165
2009	11,016
2010	15,596
2011	3,211
2012	2,168
Thereafter	9,965
Note 20 — Restructuring
The continuing operations of the Company incurred restructuring expenses in 2006 and 2007 related to four initiatives.
In September of 2006, the North American Tire Operations segment announced its plans to reconfigure its tire manufacturing facility in Texarkana, Arkansas so that its production levels can “flex” to meet tire demand. This reconfiguration resulted in a workforce reduction of approximately 350 people and was accomplished through attrition and layoffs. Certain equipment in the facility was relocated to meet the flexible production requirements. The Company completed this initiative during the third quarter of 2007 at a total cost of $3,499. The Company recorded equipment relocation costs of $723 in 2006 and $2,056 in

2007, for a total of $2,779. Personnel related costs of $720 were incurred and all of these costs were recorded during 2007. Of the personnel related costs, the Company accrued severance costs of $443 and made related payments of $394, resulting in an accrued severance balance at December 31, 2007 of $49.
In November of 2006, a restructuring of salaried support positions was announced. The restructuring was accomplished through reductions in part-time assistance, attrition and targeted severance actions. Approximately 76 full-time equivalent positions were eliminated as a result of this initiative which was completed at the end of the first quarter of 2007 at a total cost of $1,118. The Company recorded $647 of costs related to this initiative in 2006 and $471 of costs during 2007. Severance costs of $1,075 have been recorded related to this initiative and all payments have been made at December 31, 2007.
In December of 2006, the North American Tire Operations segment initiated a plan to reduce the number of stock-keeping units manufactured in its facilities and to take tire molds out of service. Under this initiative, 481 molds were identified and all identified molds had been taken out of service as of March 31, 2007. Both the mold write-off of $378 and the increased depreciation expense associated with the change in the estimate of useful life of $107 were recorded as restructuring expense. The Company recorded $405 of this expense in 2006 and $80 of this expense in 2007.
During 2006, the International Tire Operations segment recorded $1,461 in restructuring costs associated with a management reorganization in Cooper Tire Europe. This initiative was undertaken to reduce the European cost base to compensate for raw material cost increases in an increasingly competitive European market. There were 50 employees impacted by this initiative and all severance payments were made during 2006. During 2007, a restructuring program to reduce 15 positions was announced in the first quarter. This initiative was completed with 11 positions eliminated through attrition and severance costs of $150 recorded and paid for the remaining four positions. A warehouse was closed in March 2007 resulting in the elimination of one position at a severance cost of $38.
Note 21 — Severance payments to former Chief Executive Officer
During the third quarter of 2006, the Company paid $6,797 in severance and benefits to Thomas A. Dattilo, the former chairman, president and chief executive officer of the Company, pursuant to the terms of his Employment Agreement which was filed as Exhibit (10) (ii) to the Company’s Form 10-K for the year ended December 31, 2001 and the First Amendment which was filed as Exhibit (10) to the Company’s Form 10-Q for the quarter ended June 30, 2003. An additional payment of $585 was paid to Mr. Dattilo in the first quarter of 2007. Expense of $5,069 was recorded in the third quarter of 2006 in conjunction with these distributions relating to the severance component of the payments. The Company had previously accrued $2,313 under existing benefit programs. This additional expense appears as a component of Selling, general and administrative expense in the Condensed Consolidated Statements of Operations and within Unallocated corporate charges as presented in the operating segment footnote. Mr. Dattilo’s August 2, 2006 resignation was deemed by the Board of Directors to be an involuntary termination without cause.
Note 22 — Other – Net
The components of Other — net in the statement of operations for the years 2005, 2006 and 2007 are as follows:

	2005	2006	2007
Foreign currency (gains)/losses	$1,187	$(864)	$(3,890)
Partial write-off of long term investment	240	—	—
Equity in earnings from joint ventures	(76)	(666)	(1,725)
Gain on sale of assets	—	—	(7,230)
Other	(443)	(462)	168

	$908	$(1,992)	$(12,677)

Note 23 — Contingent Liabilities
Indemnities Related to the Sale of Cooper-Standard Automotive
The sale of the Company’s automotive operations included contract provisions which provide for indemnification of the buyer by the Company for all income tax liabilities related to periods prior to closing and for various additional items outlined in the agreement. Indemnity payments would be reflected as expenses of discontinued operations. The recorded gain on the sale includes reductions for estimates of the expected tax liabilities and the other potential indemnity items to the extent they are deemed to be probable and estimable at December 31, 2007. For indemnity commitments where the Company believes future payments are probable, it also believes the expected outcomes can be estimated with reasonable accuracy. Accordingly, for such amounts, a liability has been recorded with a corresponding decrease in the gain on the sale. Other indemnity provisions will be monitored for possible future payments not presently contemplated. The Company will reevaluate the probability and amounts of indemnity payments being required quarterly and adjustments, if any, to the initial estimates will be reflected as income or loss from discontinued operations in the periods when revised estimates are determined.
Guarantees
Certain operating leases related to property and equipment used in the operations of Cooper-Standard Automotive were guaranteed by the Company. These guarantees require the Company, in the event Cooper-Standard fails to honor its commitments, to satisfy the terms of the lease agreements. As part of the sale of the automotive operations, the Company is seeking releases of those guarantees, but to date has been unable to secure releases from certain lessors. The most significant of those leases is for a U. S. manufacturing facility with a remaining term of 9 years and total remaining payments of approximately $10,400. Other leases cover two facilities in the United Kingdom. These leases have remaining terms of six years and remaining payments of approximately $4,700. The Company does not believe it is presently probable that it will be called upon to make these payments. Accordingly, no accrual for these guarantees has been recorded. If information becomes known to the Company at a later date which indicates its performance under these guarantees is probable, accruals for the obligations will be required.
Products Liability
The Company is a defendant in various products liability claims brought in numerous jurisdictions in which individuals seek damages resulting from automobile accidents allegedly caused by defective tires manufactured by the Company. Each of the products liability claims faced by the Company generally involve different types of tires, models and lines, different circumstances surrounding the accident such as different applications, vehicles, speeds, road conditions, weather conditions, driver error, tire repair and maintenance practices, service life conditions, as well as different jurisdictions and different injuries. In addition, in many of the Company’s products liability lawsuits the plaintiff alleges that his or her harm was caused by one or more co-defendants who acted independently of the Company. Accordingly, both the claims asserted and the resolutions of those claims have an enormous amount of variability. The aggregate amount of damages asserted at any point in time is not determinable since often times when claims are filed, the plaintiffs do not specify the amount of damages. Even when there is an amount alleged, at times the amount is wildly inflated and has no rational basis.
Pursuant to applicable accounting rules, the Company accrues the minimum liability for each known claim when the estimated outcome is a range of possible loss and no one amount within that range is more likely than another. The Company uses a range of settlements because an average settlement cost would not be meaningful since the products liability claims faced by the Company are unique and widely variable. The cases involve different types of tires, models and lines, different circumstances surrounding the accident such as different applications, vehicles, speeds, road conditions, weather conditions, driver error, tire repair and maintenance practices, service life conditions, as well as different jurisdictions and different injuries. In addition, in many of the Company’s products liability lawsuits the plaintiff alleges that his or her harm was caused by one or more co-defendants who acted independently of the Company. Accordingly, the claims asserted and the resolutions of those claims have an enormous amount of variability. The costs have ranged from zero dollars to $12 million in one case with no “average” that is meaningful. No specific accrual is made for individual unasserted claims or for premature claims, asserted claims where the minimum information needed to evaluate the probability of a liability is not yet known. However, an accrual for such claims based, in part, on management’s expectations for future litigation activity and the settled claims history is maintained. Because of the speculative nature of litigation in the United States, the Company does not believe a meaningful aggregate range of potential loss for asserted and unasserted claims can be determined. The Company’s experience has demonstrated that its estimates have been reasonably accurate and, on average, cases are settled at amounts close to the reserves established. However, it is possible an individual claim from time to time may result in an aberration from the norm and could have a material impact.
Cooper Chengshan Acquisition
In connection with the investment in Cooper Chengshan, beginning January 1, 2009 and continuing through December 31, 2011, the minority interest partner has the right to sell, and, if exercised, the Company has the obligation to purchase, the remaining 49 percent minority interest share at a minimum price of $62,700.

Employment Contracts
The Company has employment arrangements with two key executive employees and has change in control severance agreements covering nine additional key executives. These arrangements provide for continuity of management and provide for payments of multiples of annual salary, certain incentives and continuation of benefits upon the occurrence of specified events in a manner that is believed to be consistent with comparable companies.
Under terms of an employment agreement with the president of the former automotive operations and terms of a change in control severance pay plan for eight additional key automotive executives, such executives were entitled to specified severance payments if terminated by the buyer within predetermined time periods after the sale. The Company was obligated to pay the severance costs and related excise taxes, if any, if severance occurred on or prior to December 31, 2007 in the case of the automotive operations’ president. The Company was obligated to pay the severance costs and related excise taxes, if any, if severance occurred on or prior to December 22, 2006 for the eight other automotive executives. The Company was required to fund, immediately following the sale, its potential obligation for such severance payments into a rabbi trust with a third party trustee for the possible benefit of these executives. The Company paid one executive covered by the change in control agreement in 2005 and one in 2006. The remaining funds in this rabbi trust have been returned to the general cash account of the Company.
Unconditional Purchase Orders
Noncancelable purchase order commitments for capital expenditures and raw materials, principally natural rubber, made in the ordinary course of business were $48,430 at December 31, 2007.
Supplier Dispute
During 2005, the Company resolved a dispute with raw material suppliers resulting in an agreement for reimbursement of $18,000 of previously expensed costs. This recovery was recorded as a reduction to cost of goods sold in the financial results of the North American Tire Operations segment. In 2007, the Company received additional funds resulting from this dispute and recorded $1,200 as a reduction to cost of goods sold in the financial results of the North American Tire Operations segment.
Note 24 — Business Segments
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
The following customers of the North American Tire Operations segment contributed ten percent or more of the Company’s total consolidated net sales in 2005, 2006 and 2007. Net sales and percentage of consolidated Company sales for these customers in 2005, 2006 and 2007 are as follows:

	2005		2006		2007
		Consolidated Net		Consolidated Net		Consolidated Net
Customer	Net Sales	Sales	Net Sales	Sales	Net Sales	Sales
TBC/Treadways	$323,815	16%	$365,767	14%	$415,713	14%

The accounting policies of the reportable segments are consistent with those described in the Significant Accounting Policies note to the consolidated financial statements. Corporate administrative expenses are allocated to segments based principally on assets, employees and sales. The following table details segment financial information:

	2005	2006	2007
Revenues
North American Tire	$1,835,123	$1,995,150	$2,209,822
International Tire	305,291	680,164	881,297
Eliminations and other	(104,791)	(100,096)	(158,544)

Consolidated	2,035,623	2,575,218	2,932,575

Segment profit (loss)
North American Tire	31,553	(39,523)	119,440
International Tire	(663)	9,427	28,902
Unallocated corporate charges and eliminations	(5,740)	(15,156)	(13,950)

Operating profit (loss)	25,150	(45,252)	134,392
Interest income	18,541	10,067	18,004
Dividend from unconsolidated subsidiary	—	4,286	2,007
Debt extinguishment costs	(4,228)	77	(2,558)
Other — net	(908)	1,992	12,677
Interest expense	(54,508)	(47,165)	(48,492)

Income (loss) from continuing operations before income taxes and noncontrolling shareholders’ interest	(15,953)	(75,995)	116,030

Depreciation and amortization expense
North American Tire	91,639	99,014	97,746
International Tire	12,186	31,358	37,264
Corporate	5,955	2,229	1,922

Consolidated	109,780	132,601	136,932

Segment assets
North American Tire	1,320,557	1,199,098	1,021,132
International Tire	208,464	687,204	734,946
Corporate and other	623,165	349,213	540,790

Consolidated	2,152,186	2,235,515	2,296,868

Expenditures for long-lived assets
North American Tire	134,807	98,861	63,466
International Tire	24,970	86,859	76,755
Corporate	496	470	751

Consolidated	160,273	186,190	140,972

Geographic information for revenues, based on country of origin, and long-lived assets follows:

	2005	2006	2007
Revenues
North America	$1,744,095	$1,927,893	$2,124,586
Europe	272,923	285,412	318,732
Asia	18,605	361,913	489,257

Consolidated	2,035,623	2,575,218	2,932,575

Long-lived assets
North America	665,548	667,474	630,055
Europe	76,279	77,407	70,756
Asia	9,940	225,752	290,965

Consolidated	751,767	970,633	991,776
Shipments of domestically-produced products to customers outside the U. S. approximated seven percent of net sales in 2005 and 2007 and eight percent of net sales in 2006.
        .

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Cooper Tire & Rubber Company
We have audited the accompanying consolidated balance sheets of Cooper Tire & Rubber Company (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper Tire & Rubber Company at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock options in 2006. As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for pension and other postretirement benefit plans in 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cooper Tire & Rubber Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Ernst & Young LLP
Toledo, Ohio
February 22, 2008

SELECTED QUARTERLY DATA	(Unaudited)
(Dollar amounts in thousands except per share amounts.)

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$571,766	$598,451	$689,902	$715,099
Gross profit	42,418	28,024	51,043	71,583
Net loss	(5,273)	(17,309)	(23,526)	(28,212)
Basic loss per share	(0.09)	(0.28)	(0.38)	(0.46)
Diluted loss per share	(0.09)	(0.28)	(0.38)	(0.46)

Revenues from external customers:
North American Tire	$471,035	$437,114	$525,788	$561,213
International Tire	125,073	185,904	192,659	176,528
Eliminations and other	(24,342)	(24,567)	(28,545)	(22,642)

Net sales	$571,766	$598,451	$689,902	$715,099

Segment profit (loss):
North American Tire	$(5,665)	$(21,384)	$(1,026)	$(11,448)
International Tire	3,415	7,710	3,137	(4,835)
Eliminations	(827)	(844)	566	(568)
Corporate	(1,015)	(2,863)	(7,739)	(1,866)

Operating profit (loss)	(4,092)	(17,381)	(5,062)	(18,717)
Interest expense	(10,813)	(11,583)	(12,964)	(11,805)
Debt extinguishment gains	77	—	—	—
Interest income	2,971	2,097	2,064	2,935
Dividend from unconsolidated subsidiary	4,609	(323)	—	—
Other — net	41	(154)	1,529	576

Income (loss) from continuing operations before income taxes and noncontrolling shareholders’ interest	$(7,207)	$(27,344)	$(14,433)	$(27,011)

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$669,600	$730,135	$767,710	$765,130
Gross profit	70,839	75,362	76,083	93,130
Net income	19,505	15,615	17,845	38,470
Basic earnings per share	0.32	0.25	0.29	0.62
Diluted earnings per share	0.31	0.25	0.28	0.62

Revenues from external customers:
North American Tire	$515,089	$533,181	$576,276	$585,276
International Tire	182,962	234,495	235,860	227,980
Eliminations and other	(28,451)	(37,541)	(44,426)	(48,126)

Net sales	$669,600	$730,135	$767,710	$765,130

Segment profit:
North American Tire	$26,796	$20,692	$26,948	$45,004
International Tire	6,113	11,772	7,179	3,837
Eliminations	(825)	413	731	(891)
Corporate	(2,955)	(3,375)	(2,110)	(4,937)

Operating profit	29,129	29,502	32,748	43,013
Interest expense	(12,519)	(12,157)	(12,351)	(11,465)
Debt extinguishment costs	—	—	(1,541)	(1,017)
Interest income	3,529	4,259	4,506	5,710
Dividend from unconsolidated subsidiary	2,007	—	—	—
Other — net	4,606	1,647	4,762	1,662

Income from continuing operations before income taxes and noncontrolling shareholders’ interest	$26,752	$23,251	$28,124	$37,903

Certain amounts for 2006 have been reclassified to conform to the 2007 presentation. The operating results of Cooper Chengshan have been included in the 2006 results since the February 4, 2006 acquisition date.

COOPER TIRE & RUBBER COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2005, 2006 and 2007

	Balance at	Additions			Balance
	Beginning	Charged	Business	Deductions	at End
	of Year	To Income	Acquisitions	(a)	of Year
Allowance for doubtful accounts

2005	$4,650,903	$1,824,859	$—	$1,194,458	$5,281,304

2006	$5,281,304	$2,551,176	$2,540,263	$1,535,087	$8,837,656

2007	$8,837,656	$1,579,369	$—	$1,785,792	$8,631,233

(a)	Accounts charged off during the year, net of recoveries of accounts previously charged off.

	Balance at	Additions			Balance
	Beginning	Charged	Charged	Deductions	at End
	of Year	To Income	To Equity	(a)	of Year
Tax valuation allowance

2005	$41,061,992	$—	$—	$425,118	$40,636,874

2006	$40,636,874	$18,135,790	$72,524,882	$2,657,372	$128,640,174

2007	$128,640,174	$811,940	$—	$42,897,337	$86,554,777

(a)	Net reduction in tax valuation allowance is primarily a result of net changes in cumulative book/tax timing differences, utilization of capital loss and other tax attribute carryforwards and the impact of the reduction of the postretirement benefits component of Cumulative other comprehensive loss.

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
     (b) Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on criteria in Internal Control — Integrated Framework issued by the COSO, and that the Company’s internal control over financial reporting is effective. Ernst & Young LLP, the independent registered public accounting firm that has audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2007.
     (c) Report of the Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Cooper Tire & Rubber Company
We have audited Cooper Tire & Rubber Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cooper Tire & Rubber Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the internal control over financial reporting based on our audit.
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
In our opinion, Cooper Tire & Rubber Company maintained effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cooper Tire & Rubber Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 22, 2008 expressed an unqualified opinion thereon.
Ernst & Young LLP
Toledo, Ohio
February 22, 2008
(d) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS AND CORPORATE GOVERNANCE
Information concerning the Company’s directors, corporate governance guidelines, Compensation Committee and Nominating and Governance Committee appears in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, which will be herein incorporated by reference.
AUDIT COMMITTEE
Information regarding the Audit Committee, including the identification of the Audit Committee members and the “audit committee financial expert,” appears in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, which will be herein incorporated by reference.
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, appears in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, which will be herein incorporated by reference.
CODE OF ETHICS
Information regarding the Company’s code of business ethics and conduct is available on the Company’s website at http://www.coopertire.com. To access this information, first click on “Investors” and then click on “Corporate Governance” of the Company’s website. Then, select the “Code of Business Ethics and Conduct” link listed in the middle of the web page under Corporate Governance.
Item 11. EXECUTIVE COMPENSATION
Information regarding executive and director compensation, Compensation Committee Interlocks and Insider Participation, and the Compensation Committee Report appears in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, which will be herein incorporated by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning the security ownership of certain beneficial owners and management of the Company’s voting securities and equity securities appears in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, which will be herein incorporated by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2007 regarding the Company’s equity compensation plans, all of which have been approved by the Company’s security holders:

Number of securities
remaining available for
future issuance under
	Number of securities	Weighted-average	equity compensation
	to be issued upon	exercise price of	plans (excluding
	exercise of outstanding	outstanding options,	securities reflected
	options, warrants and rights	warrants and rights	in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by stockholders	2,292,412	$12.78	4,799,646
Equity compensation plans not approved by stockholders	—	—	—

Total	2,292,412	$12.78	4,799,646

Additional information on equity compensation plans is contained in the “Stock-Based Compensation” note to the consolidated financial statements.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
There were no transactions with related persons during 2007.
Information regarding the independence of the Company’s directors appears in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, which will be herein incorporated by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding the Company’s independent auditor appears in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, which will be herein incorporated by reference.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

Page(s)
Reference
1. Consolidated Financial Statements
Consolidated Statements of Operations for the years ended December 31, 2005, 2006 and 2007	35
Consolidated Balance Sheets at December 31, 2006 and 2007	36-37
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2006 and 2007	38
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2006 and 2007	39
Notes to Consolidated Financial Statements	40-66
Report of Independent Registered Public Accounting Firm	67
Selected Quarterly Data (Unaudited)	68

2. Financial Statement Schedule

Valuation and qualifying accounts – Allowance for doubtful accounts and tax valuation allowance	69

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

COOPER TIRE & RUBBER COMPANY
/s/ Roy V. Armes
ROY V. ARMES, Chairman of the Board,
President and Chief Executive Officer

Date: February 28, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roy V. Armes	Chairman of the Board, President,	February 28, 2008
ROY V. ARMES	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Philip G. Weaver	Vice President and Chief Financial	February 28, 2008
PHILIP G. WEAVER	Officer (Principal Financial Officer)

/s/ Robert W. Huber	Director of External Reporting	February 28, 2008
ROBERT W. HUBER	(Principal Accounting Officer)

ARTHUR H. ARONSON*	Director	February 28, 2008

LAURIE J. BREININGER*	Director	February 28, 2008

THOMAS P. CAPO*	Director	February 28, 2008

STEVEN M. CHAPMAN*	Director	February 28, 2008

JOHN J. HOLLAND*	Director	February 28, 2008

JOHN F. MEIER*	Director	February 28, 2008

BYRON O. POND*	Director	February 28, 2008

JOHN H. SHUEY*	Director	February 28, 2008

RICHARD L. WAMBOLD*	Director	February 28, 2008

ROBERT D. WELDING*	Director	February 28, 2008

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-indicated directors of the registrant and filed herewith as Exhibit 24 on behalf of the registrant.

* By:	/s/ James E. Kline
JAMES E. KLINE, Attorney-in-fact

EXHIBIT INDEX

(3) Certificate of Incorporation and Bylaws

	(i)	Certificate of Incorporation, as restated and filed with the Secretary of State of Delaware on May 17, 1993, is incorporated herein by reference from Exhibit 3(i) of the Company’s Form 10-Q for the quarter ended June 30, 1993
Certificate of Correction of Restated Certificate of Incorporation, as filed with the Secretary of State of Delaware on November 24, 1998, is incorporated by reference from Exhibit 3(i) of the Company’s Form 10-K for the year ended December 31, 1998

	(ii)	Bylaws, as amended as of February 28, 2007, are incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K dated February 28, 2007

(4)	(i)	Prospectus Supplement dated March 20, 1997 for the issuance of $200,000,000 notes is incorporated herein by reference from Form S-3 – Registration Statement No. 33-44159

	(ii)	Amended and Restated Rights Agreement, dated May 11, 1998, between the Company and The Fifth Third Bank as Rights Agent is incorporated herein by reference from Exhibit 4 to the Company’s Form 8-K dated May 15, 1998

	(iii)	Amendment No. 1 to Amended and Restated Rights Agreement dated as of May 7, 2004, by and among Cooper Tire & Rubber Company, Fifth Third Bank and Computershare Investor Services, LLC is incorporated herein by reference from Exhibit 4 of the Company’s Form 10-Q for the quarter ended September 30, 2004

	(iv)	Prospectus Supplement dated December 8, 1999 for the issuance of an aggregate $800,000,000 notes is incorporated herein by reference from Form S-3 – Registration Statement No. 333-89149

(10)	(i)	Employment Agreement dated as of June 6, 2000 between Cooper Tire & Rubber Company and Philip G. Weaver is incorporated herein by reference from Exhibit (10)(v) of the Company’s Form 10-K for the year ended December 31, 2001*

	(ii)	Second Amended and Restated Employment Agreement dated October 13, 2006 by and between Cooper Tire & Rubber Company and Philip G. Weaver is incorporated herein by reference from Exhibit (10)(1) for the Company’s Form 8-K dated October 13, 2006*

	(iii)	Employment Agreement dated as of December 19, 2006 between Cooper Tire & Rubber Company and Roy V. Armes incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated December 19, 2006*

	(iv)	Description of management contracts, compensatory plans, contracts, or arrangements will be herein incorporated by reference from the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders*

	(v)	Purchase and Sale Agreement dated as of August 30, 2006, by and among Cooper Tire & Rubber Company, Oliver Rubber Company and Cooper Receivables LLC is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated August 30, 2006

	(vi)	Receivables Purchase Agreement dated as of August 30, 2006, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, PNC Bank, National Association, and the various purchaser groups from time to time party thereto is incorporated herein by reference from Exhibit (10)(2) of the Company’s Form 8-K dated August 30, 2006

	(vii)	First Amendment to Receivables Purchase Agreement, dated as of November 30, 2006, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company and PNC Bank, National Association is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated November 30, 2006

	(viii)	Second Amendment to Receivable Purchase Agreement, dated as of March 9, 2007, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, Market Street Funding LLC and PNC Bank, National Association is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated March 9, 2007

	(ix)	First Amendment to Purchase and Sale Agreement, dated as of September 14, 2007, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, PNC Bank, National Association, and Market Street Funding LLC is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated September 14, 2007

(x)	Amended and Restated Receivables Purchase Agreement, dated as of September 14, 2007, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, PNC Bank, National Association and Market Street Funding LLC is incorporated herein by reference from Exhibit (10)(2) of the Company’s Form 8-K dated September 14, 2007

(xi)	Loan and Security Agreement dated as of November 9, 2007, by and among Cooper Tire & Rubber Company, Max-Trac Tire Co., Inc., Bank of America, N.A. (as Administrative Agent and Collateral Agent); PNC Bank, National Association (as Syndication Agent); Banc of America Securities LLC and PNC Capital Markets LLC (as Joint Book Managers and Joint Lead Arrangers); National City Business Credit, Inc. and JP Morgan Chase Bank, N.A. (as Co-Documentation Agents); and Bank of America, N.A.; PNC Bank, National Association; National City Business Credit, Inc.; Keybank National Association; Fifth Third Bank; and JP Morgan Chase Bank, N.A. (as Lenders) is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated November 9, 2007

(xii)	Pledge Agreement , dated as of November 9, 2007, by and among Cooper Tire & Rubber Company and Bank of America, N.A. is incorporated herein by reference from Exhibit (10)(2) of the Company’s Form 8-K dated November 9, 2007

(xiii)	Intercreditor Agreement, dated as of November 9, 2007, by and among Cooper Tire & Rubber Company; Cooper Receivables LLC; PNC Bank, National Association (as Administrator); and Bank of America, N.A. (as Administrative Agent and Collateral Agent) is incorporated herein by reference from Exhibit (10)(3) of the Company’s Form 8-K dated November 9, 2007

(xiv)	1991 Stock Option Plan for Non-Employee Directors is incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 26, 1991*

(xv)	1996 Stock Option Plan is incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 26, 1996*

(xvi)	1998 Incentive Compensation Plan and 1998 Employee Stock Option Plan are incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 24, 1998*

(xvii)	Amended and Restated 1998 Non-Employee Directors Compensation Deferral Plan is incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 24, 1998*

(xviii)	2001 Incentive Compensation Plan is incorporated herein by reference from the Appendix A to the Company’s Proxy Statement dated March 20, 2001*

(xix)	Executive Deferred Compensation Plan is incorporated herein by reference from Exhibit (10)(iv) of the Company’s Form 10-Q for the quarter ended September 30, 2001*

(xx)	2002 Non-Employee Directors Stock Option Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated March 27, 2002*

(xxi)	2006 Incentive Compensation Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated March 21, 2006*

(xxii)	Stock Purchase Agreement dated as of September 16, 2004 by and among Cooper Tire & Rubber Company, Cooper Tyre & Rubber Company UK Limited and CSA Acquisition Corp. is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended September 30, 2004

(xxiii)	First Amendment to Stock Purchase Agreement dated as of December 3, 2004 by and among Cooper Tire & Rubber Company, Cooper Tyre & Rubber Company UK Limited and CSA Acquisition Corp. is herein incorporated by reference from Exhibit (xxvi) of the Company’s Form 10-K for the year ended December 31, 2004

(xxiv)	Strategic Subscription Agreement dated as of January 7, 2005 between Kumho Tire Co. Inc. and Cooper Tire & Rubber Company is herein incorporated by reference from Exhibit (xxvii) of the Company’s Form 10-K for the year ended December 31, 2004

(xxv)	Sino-Foreign Equity Joint Venture Contract for Cooper Chengshan (Shandong) Passenger Tire Company Ltd. by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Tire Investment Holding (Barbados) Ltd. and Joy Thrive Investments Limited is incorporated herein by reference from Exhibit (xxvii) of the Company’s Form 10-K for the year ended December 31, 2005

(xxvi)	Asset Purchase Agreement by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Chengshan (Shandong) Passenger Tire Company Ltd. and Chengshan Group Limited is incorporated herein by reference from Exhibit (xxviii) of the Company’s Form 10-K for the year ended December 31, 2005

(xxvii)	Sino-Foreign Equity Joint Venture Contract for Cooper Chengshan (Shandong) Tire Company Ltd. by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Tire Investment Holding (Barbados) Ltd. and Joy Thrive Investments Limited is incorporated herein by reference from Exhibit (xxix) of the Company’s Form 10-K for the year ended December 31, 2005

(xxviii)	Asset Purchase Agreement by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Chengshan (Shandong) Tire Company Limited and Chengshan Group Company Limited is incorporated herein by reference from Exhibit (xxx) of the Company’s Form 10-K for the year ended December 31, 2005

(xxix)	Share Purchase Agreement by and among Chengshan Group Company Limited and CTB (Barbados) Investment Co. Ltd. is incorporated herein by reference from Exhibit (xxxii) of the Company’s Form 10-K for the year ended December 31, 2005

(xxx)	Supplementary Agreement by and among Shandong Chengshan Tire Company Limited by Shares, Cooper Tire Investment Holding (Barbados) Ltd., Joy Thrive Investments Limited, Chengshan Group Company Limited and CTB (Barbados) Investment Co., Ltd. is incorporated herein by reference from Exhibit (xxxviii) of the Company’s Form 10-K for the year ended December 31, 2006.

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