Form 10-Q
period 2008-03-31
COOPER TIRE & RUBBER CO
filed 2008-05-08
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
Number of shares of common stock of registrant outstanding
at April 30, 2008: 58,897,151

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per-share amounts)

	December 31,	March 31,
	2007	2008
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$345,947	$266,041
Short-term investments	49,765	49,139
Accounts receivable, less allowances of $8,631 in 2007 and $9,735 in 2008	354,939	376,490
Inventories at lower of cost or market:
Finished goods	185,658	253,831
Work in process	30,730	44,404
Raw materials and supplies	88,172	103,335

	304,560	401,570

Other current assets	134,713	133,845

Total current assets	1,189,924	1,227,085
Property, plant and equipment:
Land and land improvements	37,299	37,299
Buildings	340,512	348,033
Machinery and equipment	1,646,590	1,671,072
Molds, cores and rings	273,032	276,997

	2,297,433	2,333,401
Less accumulated depreciation and amortization	1,305,657	1,330,919

Net property, plant and equipment	991,776	1,002,482
Goodwill	24,439	24,439
Intangibles, net of accumulated amortization of $22,893 in 2007 and $23,927 in 2008	28,014	26,980
Restricted cash	2,791	2,743
Other assets	59,924	63,001

	$2,296,868	$2,346,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$86,384	$126,503
Payable to noncontrolling owner of subsidiary	10,364	3,707
Accounts payable	291,257	306,930
Accrued liabilities	141,748	144,803
Income taxes	1,450	1,398
Liabilities related to the sale of automotive operations	1,332	1,424
Current portion of long term debt	—	17,160

Total current liabilities	532,535	601,925

Long-term debt	464,608	435,775
Postretirement benefits other than pensions	244,491	246,912
Other long-term liabilities	163,723	172,005
Long-term liabilities related to the sale of automotive operations	10,185	9,655
Noncontrolling shareholders’ interests in consolidated subsidiaries	89,035	95,371
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 86,322,514 shares issued in 2007 and in 2008	86,323	86,323
Capital in excess of par value	40,676	42,363
Retained earnings	1,350,527	1,346,017
Cumulative other comprehensive loss	(205,677)	(197,103)

	1,271,849	1,277,600

Less: common shares in treasury at cost (26,661,295 in 2007 and 27,425,363 in 2008)	(479,558)	(492,513)

Total stockholders’ equity	792,291	785,087

	$2,296,868	$2,346,730

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 AND 2008
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2007	2008

Net sales	$669,600	$679,321
Cost of products sold	598,761	623,083

Gross profit	70,839	56,238

Selling, general and administrative	40,663	46,684
Restructuring	1,047	—

Operating profit	29,129	9,554

Interest expense	(12,519)	(11,478)
Interest income	3,529	3,723
Debt extinguishment expense	—	(583)
Dividend from unconsolidated subsidiary	2,007	1,943
Other — net	4,606	1,317

Income from continuing operations before income taxes and noncontrolling shareholders’ interests	26,752	4,476

Provision for income taxes	6,848	1,048

Income from continuing operations before noncontrolling shareholders’ interests	19,904	3,428

Noncontrolling shareholders’ interests, net of income taxes	(399)	(2,086)

Income from continuing operations	19,505	1,342

Income from discontinued operations, net of income taxes	1,246	344

Net income	$20,751	$1,686

Basic earnings per share:
Income from continuing operations	$0.32	$0.02
Income from discontinued operations	0.02	0.01

Net income	$0.34	$0.03

Diluted earnings per share:
Income from continuing operations	$0.31	$0.02
Income from discontinued operations	0.02	0.01

Net income	$0.33	$0.03

Weighted average number of shares outstanding (000’s):
Basic	61,475	59,484

Diluted	61,972	60,474

Dividends per share	$0.105	$0.105

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2008
(UNAUDITED)
(Dollar amounts in thousands)

	2007	2008

Operating activities:
Net income	$20,751	$1,686
Adjustments to reconcile net income to net cash provided by (used in) continuing operations:
Income from discontinued operations, net of income taxes	(1,246)	(344)
Depreciation	31,352	34,019
Amortization	1,867	1,358
Deferred income taxes	755	192
Stock based compensation	1,031	2,270
Amortization of unrecognized postretirement benefits	4,606	3,269
Gain on sale of corporate aircraft	(4,165)	—
Debt extinguishment costs	—	583
Noncontrolling shareholders’ income (expense)	399	2,086
Restructuring asset write-down	378	—
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(37,984)	(16,987)
Inventories	(16,867)	(91,543)
Other current assets	(4,408)	(768)
Accounts payable	23,396	9,456
Accrued liabilities	22,769	(975)
Other items	16,919	8,108

Net cash provided by (used in) continuing operations	59,553	(47,590)
Net cash used in discontinued operations	(384)	(94)

Net cash provided by (used in) operating activities	59,169	(47,684)

Investing activities:
Property, plant and equipment	(42,754)	(31,664)
Proceeds from the sale of available-for-sale debt securities	—	626
Acquisition of business, net of cash acquired	—	(5,956)
Proceeds from the sale of assets	6,791	—

Net cash used in continuing operations	(35,963)	(36,994)
Net cash used in discontinued operations	(647)	—

Net cash used in investing activities	(36,610)	(36,994)

Financing activities:
Issuance of debt	11,876	37,486
Payments on long-term debt	—	(14,000)
Premium paid on debt repurchases	—	(543)
Contributions of joint venture partner	8,500	4,250
Purchase of treasury shares	—	(13,853)
Payment of dividends	(6,474)	(6,218)
Issuance of common shares and excess tax benefits on options	4,329	297

Net cash provided by financing activities	18,231	7,419

Effects of exchange rate changes on cash of continuing operations	(2)	(2,647)

Changes in cash and cash equivalents	40,788	(79,906)

Cash and cash equivalents at beginning of year	221,655	345,947

Cash and cash equivalents at end of period	$262,443	$266,041

Cash and cash equivalents at end of period — continuing operations	$262,386	$266,041
Cash and cash equivalents at end of period — discontinued operations	57	—

Cash and cash equivalents at end of period	$262,443	$266,041

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per-share amounts)
1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. There is a year-round demand for the Company’s passenger and truck replacement tires, but passenger replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of August through November. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Certain amounts for the prior year have been reclassified to conform to 2008 presentations.

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

The Company’s consolidated financial statements reflect the accounting and disclosure requirements of SFAS No. 144, which mandate the segregation of operating results for the current year and comparable prior year periods and the balance sheets related to the discontinued operations from those related to ongoing operations. Accordingly, the consolidated statements of income for the three-month periods ended March 31, 2007 and 2008 reflect this segregation as income from continuing operations and income from discontinued operations.

In addition to the segregation of operating financial results, assets and liabilities, Emerging Issues Task Force (“EITF”) No. 87-24, “Allocation of Interest to Discontinued Operations,” mandates the reallocation to continuing operations of general corporate overhead previously allocated to discontinued operations. Corporate overhead that previously would have been allocated to these operations of $197 for the period ended March 31, 2007 is charged against continuing operations in the Company’s consolidated statements of income.

Operating results for the Oliver Rubber Company are included in income (loss) from discontinued operations, net of income taxes on the Company’s consolidated statements of operations. Sales for this operation were $19,485 for the period ended March 31, 2007. For the period ended March 31, 2007, this operation generated a pretax profit of $1,288 and net income of $871.

3.	On January 1, 2008, the Company adopted the provisions of SFAS No. 157.

SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company accounts for certain financial assets and liabilities at fair value under various accounting literature.
In accordance with SFAS No. 157, the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into the three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within the different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded on the Consolidated Balance Sheet are categorized based on the inputs to the valuation techniques as follows:

Level 1. Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access.

Level 2. Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:
a.	Quoted prices for similar assets or liabilities in active markets;

b.	Quoted prices for identical or similar assets or liabilities in non-active markets;

c.	Pricing models whose inputs are observable for substantially the full term of the asset or liability; and

d.	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.
Level 3. Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

		Fair Value Measurements at March 31, 2008 Using
		Quoted Prices	Significant
		in Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2008	Level (1)	Level (2)	Level (3)
Assets:
Available for sale securities	$49,139		$49,139

Liabilities:
Accrued liabilities — foreign currency (gain) loss on derivative financial instruments	$12,737		$12,737

4.	The following table details information on the Company’s operating segments.

	Three months ended March 31
	2007	2008
Revenues from external customers:
North American Tire	$515,089	$497,672
International Tire	182,961	231,780
Eliminations	(28,450)	(50,131)

Net sales	$669,600	$679,321

Segment profit:
North American Tire	$26,797	$8,144
International Tire	6,114	6,909
Eliminations	(825)	(1,269)
Unallocated corporate charges	(2,957)	(4,230)

Operating profit	29,129	9,554
Interest expense	(12,519)	(11,478)
Interest income	3,529	3,723
Debt extinguishment	—	(583)
Dividend from unconsolidated subsidiary	2,007	1,943
Other — net	4,606	1,317

Income from continuing operations before income taxes and noncontrolling shareholders’ interests	$26,752	$4,476

5.	As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” The Company adopted SFAS No. 123 (R) using the modified prospective method of transition.

Prior to the adoption of SFAS No. 123 (R), the Company presented all benefits of its tax deductions resulting from the exercise of share-based compensation as operating cash flows in its Statement of Cash Flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the three months ended March 31, 2007 and 2008, the Company recognized $457 and $14 of excess tax benefits as financing cash flows, respectively.

The Company recorded $51and $91 of stock compensation expense in the first quarter of 2007 and 2008, respectively, associated with stock option grants from prior years as there were no stock option grants made in the first quarter of 2007 or 2008.

With the adoption of SFAS No. 123(R), the Company has recognized compensation expense associated with restricted stock units granted subsequent to January 1, 2006 based on the earlier of the vesting date or the date when the employee becomes eligible to retire. The Company recognized $604 in 2007 and $615 in 2008 in compensation expense associated with restricted stock units and stock awards.

The following table provides details of the restricted stock unit activity for the three months ended March 31, 2008:

Restricted stock units outstanding at January 1, 2008	401,681

Restricted stock units granted	—
Accrued dividend equivalents	2,741
Restricted stock units settled	(21,896)
Restricted stock units cancelled	(152)

Restricted stock units outstanding at March 31, 2008	382,374

The Company recorded compensation expense associated with performance based units of $376 and $1,564 in the first quarter of 2007 and 2008, respectively. Executives participating in the Company’s Long-Term Incentive Plan earn performance based units based on the Company’s financial performance. As part of the 2007 — 2009 plan, the units earned in 2007 and 2008 will vest in February 2010. As part of the 2008 — 2010 plan, the units earned in 2008 will vest in February 2011.

6.	The following table discloses the amount of net periodic benefit costs for the three months ended March 31, 2007 and 2008 for the Company’s defined benefit plans and other postretirement benefits relating to continuing operations:

			Other
	Pension Benefits		Postretirement Benefits
	2007	2008	2007	2008
Components of net periodic benefit cost:
Service cost	$5,475	$5,524	$1,393	$1,244
Interest cost	15,406	16,269	3,919	3,873
Expected return on plan assets	(19,229)	(20,508)	—	-
Amortization of prior service cost	177	126	(77)	(77)
Recognized actuarial loss	3,797	2,921	709	299

Net periodic benefit cost	$5,626	$4,332	$5,943	$5,339

7.	On an annual basis, disclosure of comprehensive income is incorporated into the Statement of Shareholders’ Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, unrealized gains or losses on certain marketable securities and derivative instruments and unrecognized postretirement benefits plans.

The Company’s comprehensive income is as follows:

	Three months ended March 31
	2007	2008
Income from continuing operations	$19,505	$1,342
Other comprehensive income:
Currency translation adjustments	1,352	10,936
Unrealized net gains (losses) on derivative instruments and marketable securities	(431)	(5,351)
Unrecognized postretirement benefit plans	4,317	2,989

Comprehensive income from continuing operations	$24,743	$9,916

8.	During 2007, the Company recorded restructuring expenses associated with four initiatives.

In September of 2006, the North American Tire Operations segment announced its plans to reconfigure its tire manufacturing facility in Texarkana, Arkansas so that its production levels can “flex” to meet tire demand. This initiative was completed during the third quarter of 2007. During the first quarter of 2007, the Company recorded equipment relocation costs of $479 associated with this initiative.

In November of 2006, a restructuring of salaried support positions was announced. During the first quarter of 2007, the Company recorded $444 of severance benefits and made payments for outplacement services of $6 for a total of $450 of restructuring expense associated with this initiative.

In December of 2006, the North American Tire Operations segment initiated a plan to reduce the number of stock-keeping units manufactured in its facilities and to take tire molds out of service. During the first quarter of 2007, $80 of accelerated depreciation was recorded.

In March of 2007, the International Tire Operations segment closed a small warehouse in the United Kingdom and incurred $38 of restructuring expense.

9.	The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities for 2007 and 2008:

	2007	2008
Reserve at January 1	$15,967	$16,510
Additions	3,723	4,663
Payments	(4,194)	(3,638)

Reserve at March 31	$15,496	$17,535

10.	The Company’s other current assets are:

	December 31,	March 31,
	2007	2008

Investment in Kumho Tire Co., Inc.	$112,170	$106,950
Other	22,543	26,895

	$134,713	$133,845

The Company exercised its put option associated with its investment in Kumho Tire Co., Inc. in March 2008 and intends to monetize this investment. This asset has been classified as an other current asset in the balance sheet at March 31, 2008 at its put option value of $106,950.

11.	The Company’s accrued liabilities due within one year are:

	December 31,	March 31,
	2007	2008

Payroll and withholdings	$46,140	$36,664
Products liability	16,864	22,556
Other	78,744	85,583

	$141,748	$144,803

12.	The Company is a defendant in various products liability claims brought in numerous jurisdictions in which individuals seek damages resulting from automobile accidents allegedly caused by defective tires manufactured by the Company. Each of the products liability claims faced by the Company generally involve different types of tires, models and lines, different circumstances surrounding the accident such as different applications, vehicles, speeds, road conditions, weather conditions, driver error, tire repair and maintenance practices, service life conditions, as well as different jurisdictions and different injuries. In addition, in many of the Company’s products liability lawsuits the plaintiff alleges that his or her harm was caused by one or more co-defendants who acted independently of the Company. Accordingly, both the claims asserted and the resolutions of those claims have an enormous amount of variability. The aggregate amount of damages asserted at any point in time is not determinable since often times when claims are filed, the plaintiffs do not specify the amount of damages. Even when there is an amount alleged, at times the amount is wildly inflated and has no rational basis.

The fact that the Company is a defendant in products liability lawsuits is not surprising given the current litigation climate which is largely confined to the United States. However, the fact that the Company is subject to claims does not indicate that there is a quality issue with the Company’s tires. The Company sells approximately 35 to 40 million passenger, light truck, SUV, high performance, ultra high performance and radial medium truck tires per year in North America. The Company estimates that approximately 300 million Cooper-produced tires — made up of thousands of different specifications — are still on the road in North America. While tire disablements do occur, it is the Company’s and the tire industry’s experience that the vast majority of tire failures relate to service-related conditions which are entirely out of the Company’s control — such as failure to maintain proper tire pressure, improper maintenance, road hazard and excessive speed.

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

The Company determines its reserves using the number of incidents expected during a year. During the first quarter of 2008, the Company increased its products liability reserve by $25,124. The addition of another quarter of self-insured incidents accounted for $8,675 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims, which increased the reserve by $1,990. Finally, amounts on existing reserves increased by $14,459.

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

The Company paid $4,902 during the first quarter of 2008 to resolve cases and claims. The Company’s products liability reserve balance at December 31, 2007 totaled $107,304 (current portion of $16,864) and the balance at March 31, 2008 totaled $127,527 (current portion of $22,556).

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

Products liability costs totaled $14,082 and $27,876 for the periods ended March 31, 2007 and 2008, respectively, and include recoveries of legal fees of $1,966 and $4,168 in the periods ended March 31, 2007 and 2008, respectively. Policies applicable to claims occurring on April 1, 2003 and thereafter do not provide for recovery of legal fees.

13.	For the quarter ended March 31, 2008, the Company recorded income tax expense using an aggregate worldwide forecasted annual effective tax rate of 32.4 percent for continuing operations, exclusive of discrete items. The 2008 annualized effective tax rate was unfavorably impacted by an anticipated increase in the required valuation allowance principally due to an increase in net deferred tax assets.

The total income tax expense recorded in the first quarter for continuing operations was $1,049, which included tax expense related to discrete items of $524. Discrete items related primarily to the receipt of a dividend from an investment in an unconsolidated subsidiary.

For the comparable period in 2007, the effective tax rate for continuing operations, exclusive of discrete items, was 28.8 percent. The change in the tax rate recorded in the comparative quarters, exclusive of discrete items, related primarily to the mix of earnings by jurisdiction plus a change in valuation allowance due to an increase in net deferred tax assets.

Results from discontinued operations include a tax benefit of $361 relating primarily to the partial release of a SFAS No. 5 contingency reserve due to a favorable resolution of a tax dispute in a foreign jurisdiction.

The Company continues to maintain a valuation allowance pursuant to SFAS No. 109, “Accounting for Income Taxes,” on its net U.S. deferred tax asset position. The valuation allowance will be maintained as long as it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the United States, the Company has recorded significant deferred tax assets, the largest of which relates to products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains an $85,484 valuation allowance for the portion of U.S. deferred tax assets exceeding its U.S. deferred tax liabilities. In addition the Company has recorded valuation allowances of $847 for deferred tax assets associated with initial start-up losses in foreign jurisdictions.

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by tax authorities for years prior to 2000.

During the first quarter 2008, the Company became aware of the potential settlement of the pending bilateral Advance Pricing Agreement negotiations between the United States and Canada relating to pre-disposition years of a discontinued operation (2000-2004). The Company is responsible for pre-disposition tax obligations and is entitled to refunds applicable to that period under the agreement for the disposition of its former automotive operations. At this time the Company believes the settlement could be significant but is unable to quantify the potential impact from this settlement with certainty until the final settlement agreement is completed and signed and complex adjustments are made to the affected years’ income tax returns in the United States and Canada. At such time as a more definitive estimate of the impact from the resolution can be made, the Company will record what is expected to be a favorable adjustment to discontinued operations.

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

Consolidated Results of Operations
(Dollar amounts in millions except per share amounts)

	Three months ended March 31
	2007	Change	2008
Revenues:
North American Tire	$515.1	-3.4%	$497.7
International Tire	183.0	26.7%	231.8
Eliminations	(28.5)	76.1%	(50.2)

Net sales	$669.6	1.4%	$679.3

Segment profit:
North American Tire	$26.8	-69.8%	$8.1
International Tire	6.1	13.1%	6.9
Unallocated corporate charges	(3.0)	40.0%	(4.2)
Eliminations	(0.8)	50.0%	(1.2)

Operating profit	29.1	-67.0%	9.6
Interest expense	(12.5)	-8.0%	(11.5)
Debt extinguishment expense	—	n/m	(0.6)
Interest income	3.5	5.7%	3.7
Dividend from unconsolidated subsidiary	2.0	-5.0%	1.9
Other — net	4.6	-71.7%	1.3

Income from continuing operations before income taxes	26.7		4.4

Income tax expense	(6.8)		(1.0)

Income from continuing operations before noncontrolling shareholders’ interests	19.9		3.4

Noncontrolling shareholders’ interests	(0.4)		(2.1)

Income from continuing operations	$19.5		$1.3

Basic earnings per share	$0.32		$0.02

Diluted earnings per share	$0.31		$0.02

Consolidated net sales for the three-month period ended March 31, 2008 were $9.7 million higher than for the comparable period one year ago. The increase in net sales for the first quarter of 2008 compared to the first quarter of 2007 was primarily the result of improved net pricing and product mix in both the North American Tire Operations and International Tire Operations segments and higher unit volumes in the International Tire Operations segment, partially offset by lower unit volumes in the North American Tire Operations segment. Operating profit in the first quarter of 2008 decreased by $19.5 million from the operating profit reported for the first quarter of 2007. The favorable impacts of improved pricing and mix, along with lower incentive-related compensation expense, were offset by the lower unit volumes in North America, higher raw material costs, and higher products liability costs.
The Company continued to experience increases in the costs of certain of its principal raw materials during the first quarter of 2008 compared with the levels experienced during the first quarter of 2007. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based and crude oil continued its upward trend by setting new price ceilings in the first quarter of 2008. Natural rubber prices also continued at all-time highs during the first quarter of 2008. The increases in the cost of petroleum-based materials and natural rubber were the most significant drivers of higher raw material costs during the first quarter of 2008, which were up approximately $35.0 million from the first quarter of 2007. The pricing volatility in these commodities contributes to the difficulty in managing the costs of raw materials. The growing global demand and increased prices of crude oil and natural rubber remain fundamental factors to the raw material cost increases experienced by the Company.
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
Selling, general and administrative expenses were $46.7 million in the first quarter of 2008 (6.9 percent of net sales) and $40.7 million in the first quarter of 2007 (6.1 percent of net sales). The increase in selling, general and administrative expenses was due primarily to higher advertising costs in the International Tire Operations segment and the continued ramp-up of the Company’s operations in Asia.
Products liability costs totaled $14.1 million and $27.9 million in the first quarter of 2007 and 2008, respectively, and include recoveries of legal fees of $2.0 million and $4.2 million in the first quarter of 2007 and 2008, respectively. Insurance policies applicable to claims occurring on April 1, 2003, and thereafter, do not provide for recovery of legal fees.
Additional information related to the Company’s accounting for products liability costs appears in the Notes to Consolidated Financial Statements.
During the first quarter of 2007, the Company recorded $1.0 million in restructuring costs related to the four initiatives described in the Notes to Consolidated Financial Statements.
Interest expense decreased $1.0 million in the first quarter of 2008 from the first quarter of 2007 as a result of the Company’s repurchases of debt during 2007 and the first quarter of 2008.
The Company incurred $0.6 million in costs associated with the repurchase of $14.0 million of its long-term debt during the first quarter of 2008.
Interest income in the first quarter of 2008 increased $0.2 million compared to the first quarter of 2007 as a result of higher cash levels in 2008 than in 2007.
The Company recorded dividend income from its investment in Kumho Tire Co., Inc. in both 2008 and 2007. The dividend rate in both 2008 and 2007 was approximately $.27 per share. The Company owned 15 million global depositary shares (the equivalent of 7,500,000 common shares) and recorded dividend income of $2.0 million in 2007 and $1.9 million in 2008.
Other — net decreased by $3.3 million in the first quarter of 2008 compared to 2007 as a result of the $4.2 million gain on the sale of a corporate aircraft in the first quarter of 2007, partially offset by an increase in foreign currency gains in the first quarter of 2008 compared to 2007.
For the quarter ended March 31, 2008, the Company recorded income tax expense using an aggregate worldwide forecasted annual effective tax rate of 32.4 percent for continuing operations, exclusive of discrete items. The 2008 annualized effective tax rate was unfavorably impacted by an anticipated increase in the required valuation allowance principally due to an increase in net deferred tax assets.

The total income tax expense recorded in the first quarter for continuing operations was $1.0 million, which included tax expense related to discrete items of $0.5 million. Discrete items related primarily to the receipt of a dividend from an investment in an unconsolidated subsidiary.
For the comparable period in 2007, the effective tax rate for continuing operations, exclusive of discrete items, was 28.8 percent. The change in the tax rate recorded in the comparative quarters, exclusive of discrete items, related primarily to the mix of earnings by jurisdiction plus a change in valuation allowance due to an increase in net deferred tax assets.
Results from discontinued operations include a tax benefit of $0.4 million relating primarily to the partial release of a SFAS No. 5 contingency reserve due to a favorable resolution of a tax dispute in a foreign jurisdiction.
The Company continues to maintain a valuation allowance pursuant to SFAS No. 109, “Accounting for Income Taxes,” on its net U.S. deferred tax asset position. The valuation allowance will be maintained as long as it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the United States, the Company has recorded significant deferred tax assets, the largest of which relates to products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains an $85.5 million valuation allowance for the portion of U.S. deferred tax assets exceeding its U.S. deferred tax liabilities. In addition the Company has recorded valuation allowances of $0.8 million for deferred tax assets associated with initial start-up losses in foreign jurisdictions.

North American Tire Operations Segment

	Three months ended March 31
	2007	Change	2008
(Dollar amounts in millions)

Sales	$515.1	-3.4%	$497.7

Operating profit	$26.8	-69.8%	$8.1

United States unit sales changes:
Passenger tires
Segment		-12.5%
RMA members		-4.3%
Total Industry		-4.2%

Light truck tires
Segment		-13.8%
RMA members		-6.4%
Total Industry		-5.6%

Total light vehicle tires
Segment		-12.7%
RMA members		-4.6%
Total Industry		-4.4%

Total segment unit sales change		-11.0%
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
Sales
Sales of the North American Tire Operations segment decreased $17.4 million in the first quarter of 2008 from levels in 2007. The decrease in sales was a result of lower unit volume ($61.7 million), offset by improved net pricing and product mix ($44.3 million). The segment experienced a decrease in unit sales in all product categories, most notably in the economy and broadline tire lines. The improved pricing was the result of price increases implemented during 2007 and the first quarter of 2008. The improved product mix was the result of the decreased unit sales of economy and broadline tires, along with the introduction of a new premium touring replacement tire in the second quarter of 2007.

In the United States, the segment’s unit sales of total light vehicle tires decreased 12.7 percent in the first quarter of 2008 compared to the first quarter of 2007. This decrease was larger than the 4.4 percent decrease in total light vehicle shipments experienced by the total industry (which includes an estimate for non-RMA members). The industry decrease in light vehicle tire units was primarily due to the overall economic conditions in North America. Higher fuel prices and recession concerns have caused delays in replacement tire purchases. Volumes in the segment decreased more significantly than the industry due to a tougher comparable as the segment benefited in 2007 from a competitor’s strike. Further impacting the segment’s volumes were strategic decisions made by the Company to eliminate one brand and to exit unprofitable lines of business.
Operating Profit
Segment operating profit decreased $18.7 million in the first quarter of 2008 from the level in the first quarter of 2007. The decrease in operating profit was due to lower unit volumes ($11.8 million), higher raw material costs ($24.7 million), higher products liability costs ($13.8 million) and less favorable plant operations than the previous year ($3.3 million). These decreases were partially offset by improved net pricing and product mix ($32.1 million), restructuring charges recorded in the first quarter of 2007 ($1.0 million), and lower incentive-related compensation expense.
The declining dollar’s impact and other factors still have driven record-high raw material prices, specifically, in natural rubber and oil-derived materials, coupled with the use of last-in, first-out (“LIFO”) cost flow assumptions for inventory accounting in North America, have all contributed to decreased earnings. The LIFO accounting method results in the most recent costs being charged against sales and is impacted by purchases late in the quarter. When the costs moderate, the North American operations will experience lower charges to cost of goods sold than would be reported under a first-in, first-out accounting method.
A combination of events during the first quarter of 2008 resulted in an increase in products liability costs of $13.8 million. Details of the methodology used to calculate the products liability reserve is discussed in the Notes to Consolidated Financial Statements. The Company does not believe that increases of this magnitude will occur repeatedly in the future.
Segment Outlook
The segment is cautiously optimistic regarding its sales opportunities for 2008. New premium products launched to satisfy customer requirements are expected to improve profitability by improving the mix of products sold. The Company expects a recovery in sales volumes during the second half of 2008. This recovery is not solely dependant on improvement in general economic conditions. The Company has identified specific opportunities for increased sales in profitable products and channels. The Company is currently executing plans to capitalize on these opportunities which will primarily impact the second half of 2008.
Manufacturing operations in North America will continue to improve during the implementation of Six Sigma, LEAN, automation and other projects throughout the rest of the year. These efforts, in addition to the increased sourcing of tires from lower cost countries, will continue to improve the Company’s cost competitiveness.
The price of natural rubber and petroleum-based raw materials reached historic highs during the first quarter of 2008. The cost of steel cord, another significant commodity for the Company, has also begun to elevate. Raw material costs are expected to continue increasing in price during the next two quarters. There are no indications that the prices of these raw materials will decline appreciably thereafter. The Company will continue to evaluate the need for price increases to offset the effects of higher raw material costs.
The segment is cautious in its expectations of future profitability levels because of the factors impacting the industry including raw material cost volatility given the segment’s use of the LIFO inventory accounting method described above and general market demand.

International Tire Operations Segment

	Three months ended March 31
	2007	Change	2008
(Dollar amounts in millions)
Sales	$183.0	26.7%	$231.8

Operating profit	$6.1	13.1%	$6.9

Unit sales change		19.0%
Overview
The International Tire Operations segment manufactures and markets passenger car, light truck and motorcycle tires for the replacement market, as well as racing tires and tire retread materials, in Europe and the United Kingdom. The segment’s Cooper Chengshan joint venture manufactures for and markets passenger car and light truck radial tires as well as radial and bias medium truck tires in the Asian market. The segment’s Cooper Kenda joint venture manufactures tires to be exported to markets outside of China. Until May 2012, all of the tires produced by this joint venture will be sold to Cooper Tire & Rubber Company.
Sales
Sales of the International Tire Operations segment increased $48.8 million, or 26.7 percent, in the first quarter of 2008 compared to the first quarter of 2007. The foreign currency impact of a weakened United States dollar in relation to the British pound and the Chinese renminbi increased sales $13.2 million in the first quarter of 2008. The remainder of the increase in net sales in the first quarter of 2008 compared to the first quarter of 2007 was due to higher unit volumes ($23.5 million), primarily from the start-up of Cooper Kenda, and improved net pricing and product mix ($12.1 million).
Operating Profit
Operating profit for the segment in the first quarter of 2008 was $0.8 million higher than in the first quarter of 2007. The impacts of higher unit volumes ($4.4 million) and improved net pricing and product mix ($10.2 million) were partially offset by higher raw material costs ($10.3 million), higher advertising costs in Asia and higher expenses related to the continued start-up of the segment’s Asian operations.
Segment Outlook
The segment is optimistic regarding its opportunities for 2008.
In Europe, the focus will continue on growing the Cooper and Avon brands in profitable channels using performance and niche products. The manufacturing facility in Melksham, England will concentrate on high performance, racing and motorcycle products. Additional opportunities for outsourced products from low cost suppliers will be explored to supply customer needs.
The segment has manufacturing, sales, marketing, distribution and technical facilities in Asia. The segment intends to grow in both radial medium truck and passenger sales in China during 2008. This growth will be focused in profitable channels and products and should continue to elevate the Company’s brands in Asia.
The ramp up of production at the Cooper Kenda Tire facility will continue in 2008 and the facility expects to produce nearly 3 million tires during the year. These tires are exported from China and used in North America to support the Company’s growth.

The operations at Cooper Chengshan (Shandong) Tire Company, Ltd. are expected to continue improving and expanding through the rest of the year.
Outlook for Company
Recent changes in macroeconomic conditions in North America have created a new set of challenges for the Company. Consumers have reduced the number of miles driven in reaction to the economic slowdown and subsequently are delaying tire purchases. Raw material costs have continued to climb and show no signs of declining in the near term.
The Company is well-positioned and fully committed to its long-term strategy to build a sustainable and cost competitive supply of tires, profitably grow its business and increase its organizational capabilities. The Company is fortunate to be in a position to deal with this current economic environment with a strong balance sheet, high liquidity levels and the anticipated sale of its investment in Kumho Tire Company. The Company has the financial strength to pursue these goals going into the second quarter, the rest of the year and beyond.
The Company will increase its focus on delivering cost improvements during 2008, with many initiatives already in place. These efforts, seasonal volume increases, very good order patterns in specific profitable tire lines and success in implementing price increases, provide support for the Company’s belief that results will be appreciably more favorable as the economy improves.
Liquidity and Capital Resources
Generation and uses of cash — Net cash used in operating activities of continuing operations was $47.6 million in the first three months of 2008, a decrease of $107.2 million from the $59.6 million provided in the first three months of 2007. Income after adjustments for non-cash items decreased by $10.6 million due primarily to lower income in 2008. Changes in operating assets and liabilities consumed $92.7 million of cash in 2008 versus a cash generation of $3.8 million in 2007. The growth in inventories during the first quarter of 2008 and the timing of accruals are the main drivers of this change.
Net cash used in investing activities during the first quarter of 2008 reflects capital expenditures of $31.7 million and the final payment associated with the purchase of Cooper Chengshan. Net cash used in investing activities during the first quarter of 2007 reflects capital expenditures of $42.8 million and proceeds from the sale of assets, the majority from the sale of a corporate aircraft, of $6.8 million.
The issuances of debt in 2007 and 2008 relate to the Company’s operations in China. During the first quarter of 2007, the Company’s Cooper Kenda joint venture received $8.5 million from its joint venture partner and the joint venture received $4.3 million during the first quarter of 2008.
During the first quarter of 2008, the Company repurchased $14.0 million of its Senior Notes due in 2009 and repurchased 803,300 shares of its common stock for $13.9 million.
Dividends paid on the Company’s common shares in the first quarter of 2007 and 2008 were $6.5 million and $6.2 million, respectively. During the first quarter of 2007, there were 279,554 stock options exercised while in 2008, there were 19,192 stock options exercised.
Available credit facilities — The Company has a revolving credit facility with a consortium of six banks that provides up to $200 million in credit facilities and expires November 9, 2012. The Company also has an accounts receivable securitization facility with a $125 million limit with a September 2010 maturity. These credit facilities do not contain financial covenants.
Available cash and contractual commitments — At March 31, 2008, the Company had cash and cash equivalents of $266.0 million. The Company’s additional borrowing capacity through use of its credit facility with its bank group and its accounts receivable securitization facility at March 31, 2008 was $297.8 million.
The Company expects capital expenditures for 2008 to be in the $200 million range. Of this capital expenditure amount, approximately $109 million will be in consolidated entities where the Company’s ownership is at or near 50 percent.

The Company has no remaining obligations relating to the acquisition of its 51 percent interest in the two Chinese companies previously wholly owned by Chengshan. There are no significant long-term debt obligations due until 2009.
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
Forward-Looking Statements
This report contains what the Company believes are “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding projections, expectations or matters that the Company anticipates may happen with respect to the future performance of the industries in which the Company operates, the economies of the United States and other countries, or the performance of the Company itself, which involve uncertainty and risk. Such “forward-looking statements” are generally, though not always, preceded by words such as “anticipates,” “expects,” “believes,” “projects,” “intends,” “plans,” “estimates,” and similar terms that connote a view to the future and are not merely recitations of historical fact. Such statements are made solely on the basis of the Company’s current views and perceptions of future events, and there can be no assurance that such statements will prove to be true. It is possible that actual results may differ materially from those projections or expectations due to a variety of factors, including but not limited to:
•	changes in economic and business conditions in the world, especially the continuation of the global tensions and risks of further terrorist incidents that currently exist;

•	increased competitive activity, including the inability to obtain and maintain price increases to offset higher production or material costs;
•	the failure to achieve expected sales levels;
•	consolidation among the Company’s competitors and customers;
•	technology advancements;
•	fluctuations in raw material and energy prices, including those of steel, crude petroleum and natural gas and the unavailability of such raw materials or energy sources;
•	changes in interest and foreign exchange rates;
•	increases in pension expense resulting from investment performance of the Company’s pension plan assets and changes in discount rate, salary increase rate, and expected return on plan assets assumptions;
•	government regulatory initiatives, including the proposed and final regulations under the TREAD Act;
•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons;
•	the impact of labor problems, including a strike brought against the Company or against one or more of its large customers;
•	litigation brought against the Company;
•	an adverse change in the Company’s credit ratings, which could increase its borrowing costs and/or hamper its access to the credit markets;
•	the inability of the Company to execute its cost reduction/Asian strategies;
•	the failure of the Company’s suppliers to timely deliver products in accordance with contract specifications;
•	the impact of reductions in the insurance program covering the principal risks to the Company, and other unanticipated events and conditions;
•	the failure of the Company to achieve the full cost reduction and profit improvement targets; and
•	the inability or failure to implement the Company’s strategic plan.
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
There have been no material changes in market risk at March 31, 2008 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2007.

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
There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. RISK FACTORS
There have been no material changes in the risk factors at March 31, 2008 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2007.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Company’s Annual Meeting of Stockholders was held on May 6, 2008.

(b)	All of the nominees for directors, as listed below under (c) and on pages 3 and 4 of the Company’s Proxy Statement dated March 31, 2008, were elected. The following directors have terms of office which continued after the Annual Meeting.

Roy V. Armes	John F. Meier
Thomas P. Capo	John H. Shuey
John J. Holland	Robert D. Welding
(c)	A description of each matter voted upon at the Annual Meeting is contained on pages 3 and 4 and 7 of the Company’s Proxy Statement dated March 31, 2008, which pages are incorporated herein by reference.

The number of votes cast by common stockholders with respect to each matter is as follows:
(i)	Election of directors

	Term	Affirmative	Withheld
	Expires	Votes	Votes
Laurie J. Breininger	2011	49,526,005	807,870
Steven M. Chapman	2011	49,540,724	793,151
Richard L. Wambold	2011	49,508,050	825,825
At March 14, 2008, the record date, there were 59,010,451 shares of common stock issued and outstanding and entitled to vote at the Annual Meeting. Each of the directors received in excess of a majority of votes cast for their respective election.

(ii)	Proposal to adopt a policy that the selection of the Company’s independent auditors be submitted to the Company’s shareholders for their ratification. The votes that had been submitted on the proposal were as follows:

Affirmative Votes	50,022,789
Negative Votes	267,187
Abstentions	43,899
Item 5. OTHER INFORMATION
Messrs. Arthur H. Aronson and Byron O. Pond, members of the class of Directors having a term expiring in August 2010, retired from the Board of Directors effective immediately before the 2008 Annual Meeting of Shareholders held on May 6, 2008, and did not stand for re-election. As a result of these retirements, there would be two vacancies in the 2010 class of Directors and the three classes of Directors would no longer be as equal as possible, as required by the Company’s Bylaws. In order to best re-balance the three classes of Directors, the Board of Directors, on May 6, 2008, elected Mr. Thomas P. Capo to fill one of the vacancies in the 2010 class of Directors and eliminated the remaining vacancy. As a result of filling this vacancy, Mr. Capo’s term was extended for one additional year and his initial term as Director will run until the Company’s 2010 Annual Meeting of Stockholders.
On May 6, 2008, Cooper Tire & Rubber Company revised its compensation policy for the Directors who are not employees of the Company (“Non-Employee Directors”). Effective July 1, 2008:
Each Non-Employee Director will receive an annual retainer of $70,000 (paid pro rata for 2008), which represents an increase of $25,000 from the annual retainer paid in 2007. Fees for attendance at meetings of the Board of Directors and meetings of Committees of the Board of Directors were eliminated,
The Lead Director will receive an annual fee of $10,000 for serving in that capacity, which represents an increase of $3,000 from the fee previously paid to the Lead Director,
The Chair of the Audit Committee will receive an annual fee of $10,000 for serving in that capacity, which represents an increase of $3,000 from the fee paid in 2007 to the Chair of the Audit Committee, and
The Chairs of the Compensation Committee and Nominating and Governance Committee will each receive an annual fee of $7,000 for serving in those capacities, which represents and increase of $2,000 from the fees paid in 2007 to each of the Chairs of the Compensation Committee and the Nominating and Governance Committee.
Effective May 6, 2008, Non-Employee Directors will receive an annual grant of phantom stock units in an amount equal to $70,000 divided by the average of the highest and the lowest quoted selling price of a share of the Company’s common stock, as reported on the New York Stock Exchange Composite Tape, on the grant date for that particular year. This represents an increase of $40,000 from the $30,000 annual grant made to the Non-Employee Directors in 2007. The Non-Employee Directors will no longer be awarded stock options as part of the Director compensation.
Also effective May 6, 2008, the Company increased the Share Ownership Guidelines for Non-Employee Directors to a level of 10,000 shares. This represents an increase of 2,000 shares from the level of shares required in 2007.
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

May 8, 2008
     (Date)