Form 10-Q
period 2008-06-30
COOPER TIRE & RUBBER CO
filed 2008-08-05
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☐     No ☑
Number of shares of common stock of registrant outstanding
at July 31, 2008: 58,901,236

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per-share amounts)

	December 31,	June 30,
	2007	2008
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$345,947	$252,316
Short-term investments	49,765	—
Accounts receivable, less allowances of $8,631 in 2007 and $9,670 in 2008	354,939	405,899
Inventories at lower of cost or market:
Finished goods	185,658	269,854
Work in process	30,730	44,437
Raw materials and supplies	88,172	129,383

	304,560	443,674

Other current assets	134,713	144,404

Total current assets	1,189,924	1,246,293
Property, plant and equipment:
Land and land improvements	37,299	37,358
Buildings	340,512	359,042
Machinery and equipment	1,646,590	1,692,440
Molds, cores and rings	273,032	281,083

	2,297,433	2,369,923
Less accumulated depreciation and amortization	1,305,657	1,362,769

Net property, plant and equipment	991,776	1,007,154
Goodwill	24,439	24,439
Intangibles, net of accumulated amortization of $22,893 in 2007 and $24,862 in 2008	28,014	26,045
Restricted cash	2,791	2,730
Other assets	59,924	60,664

	$2,296,868	$2,367,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$86,384	$154,816
Payable to noncontrolling owner of subsidiary	10,364	1,022
Accounts payable	291,257	329,983
Accrued liabilities	141,748	144,471
Income taxes	1,450	4,060
Liabilities related to the sale of automotive operations	1,332	1,317
Current portion of long term debt	—	39,420

Total current liabilities	532,535	675,089

Long-term debt	464,608	419,060
Postretirement benefits other than pensions	244,491	248,919
Other long-term liabilities	163,723	151,196
Long-term liabilities related to the sale of automotive operations	10,185	9,462
Noncontrolling shareholders’ interests in consolidated subsidiaries	89,035	95,859
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 86,322,514 shares issued in 2007 and in 2008	86,323	86,323
Capital in excess of par value	40,676	42,727
Retained earnings	1,350,527	1,317,602
Cumulative other comprehensive loss	(205,677)	(186,411)

	1,271,849	1,260,241

Less: common shares in treasury at cost (26,661,295 in 2007 and 27,424,709 in 2008)	(479,558)	(492,501)

Total stockholders’ equity	792,291	767,740

	$2,296,868	$2,367,325

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2007 AND 2008
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2007	2008
Net sales	$730,135	$772,907
Cost of products sold	654,773	743,078

Gross profit	75,362	29,829

Selling, general and administrative	44,168	45,246
Restructuring	1,692	—

Operating profit (loss)	29,502	(15,417)

Interest expense	(12,157)	(12,742)
Interest income	4,259	3,669
Other — net	1,647	2,201

Income (loss) from continuing operations before income taxes and noncontrolling shareholders’ interests	23,251	(22,289)

Income tax benefit (expense)	(4,708)	677

Income (loss) from continuing operations before noncontrolling shareholders’ interests	18,543	(21,612)

Noncontrolling shareholders’ interests, net of income taxes	(2,928)	(488)

Income (loss) from continuing operations	15,615	(22,100)

Income (loss) from discontinued operations, net of income taxes	1,998	(131)

Net income (loss)	$17,613	$(22,231)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.25	$(0.38)
Income from discontinued operations	0.03	—

Net income (loss)	$0.28	$(0.38)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.25	$(0.38)
Income from discontinued operations	0.03	—

Net income (loss)	$0.28	$(0.38)

Weighted average number of shares outstanding (000’s):
Basic	61,980	58,897

Diluted	62,913	58,897

Dividends per share	$0.105	$0.105

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2007 AND 2008
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2007	2008
Net sales	$1,399,735	$1,452,228
Cost of products sold	1,253,534	1,366,161

Gross profit	146,201	86,067

Selling, general and administrative	84,831	91,930
Restructuring	2,739	—

Operating profit (loss)	58,631	(5,863)

Interest expense	(24,676)	(24,220)
Interest income	7,788	7,392
Debt extinguishment expense	—	(583)
Dividend from unconsolidated subsidiary	2,007	1,943
Other — net	6,253	3,518

Income (loss) from continuing operations before income taxes and noncontrolling shareholders’ interests	50,003	(17,813)

Income tax benefit (expense)	(11,556)	(371)

Income (loss) from continuing operations before noncontrolling shareholders’ interests	38,447	(18,184)

Noncontrolling shareholders’ interests, net of income taxes	(3,327)	(2,574)

Income (loss) from continuing operations	35,120	(20,758)

Income from discontinued operations, net of income taxes	3,244	213

Net income (loss)	$38,364	$(20,545)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.57	$(0.35)
Income from discontinued operations	0.05	—

Net income (loss)	$0.62	$(0.35)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.56	$(0.35)
Income from discontinued operations	0.05	—

Net income (loss)	$0.61	$(0.35)

Weighted average number of shares outstanding (000’s):
Basic	61,729	59,191

Diluted	62,445	59,191

Dividends per share	$0.210	$0.210

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2008
(UNAUDITED)
(Dollar amounts in thousands)

	2007	2008
Operating activities:
Net income (loss)	$38,364	$(20,545)
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operations:
Income from discontinued operations, net of income taxes	(3,244)	(213)
Depreciation	64,534	69,155
Amortization	3,271	2,508
Deferred income taxes	1,739	990
Stock based compensation	1,738	2,645
Amortization of unrecognized postretirement benefits	9,222	6,538
Loss (gain) on sale of assets	(4,935)	564
Debt extinguishment costs	—	583
Restructuring asset write-down	197	—
Noncontrolling shareholders’ income	3,327	2,574
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(15,220)	(45,444)
Inventories	6,954	(130,623)
Other current assets	(755)	(14,314)
Accounts payable	10,452	26,925
Accrued liabilities	36,777	(501)
Other items	5,494	(941)

Net cash provided by (used in) continuing operations	157,915	(100,099)
Net cash used in discontinued operations	(164)	(525)

Net cash provided by (used in) operating activities	157,751	(100,624)

Investing activities:
Property, plant and equipment	(77,582)	(65,512)
Proceeds from sale of (investments in) available-for-sale debt securities	(50,314)	49,765
Acquisition of business, net of cash acquired	—	(5,956)
Proceeds from the sale of assets	9,118	317

Net cash used in investing activities	(118,778)	(21,386)
Net cash used in discontinued operations	(1,167)	—

Net cash used in investing activities	(119,945)	(21,386)

Financing activities:
Issuance of debt	8,624	67,725
Payments on long-term debt	—	(14,000)
Premium paid on debt repurchases	—	(543)
Contributions of joint venture partner	8,500	4,250
Purchase of treasury shares	—	(13,853)
Payment of dividends	(13,000)	(12,402)
Issuance of common shares and excess tax benefits on options	19,474	297

Net cash provided by financing activities	23,598	31,474

Effects of exchange rate changes on cash of continuing operations	(1,920)	(3,095)

Changes in cash and cash equivalents	59,484	(93,631)

Cash and cash equivalents at beginning of year	221,655	345,947

Cash and cash equivalents at end of period	$281,139	$252,316

Cash and cash equivalents at end of period — continuing operations	$281,121	$252,316
Cash and cash equivalents at end of period — discontinued operations	18	—

Cash and cash equivalents at end of period	$281,139	$252,316

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per-share amounts)
1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. There is a year-round demand for the Company’s passenger and truck replacement tires, but passenger replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of August through November. Operating results for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

The operations of Oliver Rubber Company, previously included in the results of the North American Tire Operations segment, are considered to be discontinued operations as defined under Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and require specific accounting and reporting for the quarter which differs from the approach used to report the Company’s results in prior quarters. The standard also requires restatement of comparable prior periods to conform to the required presentation.

The Company’s consolidated financial statements reflect the accounting and disclosure requirements of SFAS No. 144, which mandate the segregation of operating results for the current year and comparable prior year periods and the balance sheets related to the discontinued operations from those related to ongoing operations. Accordingly, the consolidated statements of income for the three-month and six-month periods ended June 30, 2007 and 2008 reflect this segregation as income from continuing operations and income from discontinued operations.

In addition to the segregation of operating financial results, assets and liabilities, Emerging Issues Task Force (“EITF”) No. 87-24, “Allocation of Interest to Discontinued Operations,” mandates the reallocation to continuing operations of general corporate overhead previously allocated to discontinued operations. Corporate overhead that previously would have been allocated to these operations of $219 and $416 for the three-month and six-month periods ended June 30, 2007 is charged against continuing operations in the Company’s consolidated statements of income.

Operating results for the Oliver Rubber Company are included in income (loss) from discontinued operations, net of income taxes on the Company’s consolidated statements of operations. Sales for this operation were $20,506 and $39,991 for the three-month and six-month periods ended June 30, 2007, respectively. For the three-month and six-month periods ended June 30, 2007, respectively, this operation generated a pretax profit of $2,778 and $4,066 and net income of $1,936 and $2,807.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

		Fair Value Measurements at June 30, 2008 Using
		Quoted Prices	Significant
		in Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2008	Level (1)	Level (2)	Level (3)
Liabilities:
Accrued liabilities — foreign currency (gain) loss on derivative financial instruments	$8,702		$8,702

4.	The following table details information on the Company’s operating segments.

	Three months ended June 30		Six months ended June 30
	2007	2008	2007	2008
Revenues from external customers:
North American Tire	$533,181	$547,513	$1,048,270	$1,045,185
International Tire	234,495	282,966	417,456	514,746
Eliminations	(37,541)	(57,572)	(65,991)	(107,703)

Net sales	$730,135	$772,907	$1,399,735	$1,452,228

Segment profit (loss):
North American Tire	$20,692	$(21,906)	$47,489	$(13,762)
International Tire	11,772	5,944	17,886	12,853
Eliminations	413	987	(411)	(282)
Unallocated corporate charges	(3,375)	(442)	(6,333)	(4,672)

Operating profit (loss)	29,502	(15,417)	58,631	(5,863)
Interest expense	(12,157)	(12,742)	(24,676)	(24,220)
Interest income	4,259	3,669	7,788	7,392
Debt extinguishment	—	—	—	(583)
Dividend from unconsolidated subsidiary	—	—	2,007	1,943
Other — net	1,647	2,201	6,253	3,518

Income (loss) from continuing operations before income taxes and noncontrolling shareholders’ interests	$23,251	$(22,289)	$50,003	$(17,813)

5.	As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” The Company adopted SFAS No. 123 (R) using the modified prospective method of transition.

Prior to the adoption of SFAS No. 123 (R), the Company presented all benefits of its tax deductions resulting from the exercise of share-based compensation as operating cash flows in its Statement of Cash Flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the three-month periods ended June 30, 2007 and 2008, the Company recognized $1,860 and $0 of excess tax benefits, respectively, as a financing cash inflow. For the six-month periods ended June 30, 2007 and 2008, the Company recognized $2,317 and $14 respectively, as a financing cash inflow.

The Company did not award stock options in the second quarter of 2008. In the second quarter of 2007, the Company awarded eight thousand two hundred eighty stock options. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

2007
Risk-free interest rate	4.6%
Dividend yield	2.2%
Expected volatility of the Company’s common stock	0.360
Expected life in years	8.0
The weighted-average fair value of options granted in May of 2007 was $7.28. The estimated fair value of options is amortized to expense over the options’ vesting period.

In the second quarter of 2007, the Company recorded $88 of stock compensation expense associated with the 2006 and 2007 stock option awards and had recorded $139 of stock compensation expense associated with these awards for the six months ended June 30, 2007.

In the second quarter of 2008, the Company recorded $87 of stock compensation expense associated with the 2006 and 2007 stock option awards and has recorded $178 of stock compensation expense associated with these awards for the six months ended June 30, 2008.

With the adoption of SFAS No. 123(R), the Company has recognized compensation expense associated with restricted stock units granted in 2007 based on the earlier of the vesting date or the date when the employee becomes eligible to retire. For the three-month and six-month periods ended June 30, 2007, the Company recognized $426 and $1,030 respectively, in compensation expense associated with restricted stock units and stock awards. For the three-month and six-month periods ended June 30, 2008, the Company has recognized $471 and $1,086, respectively, in compensation expense associated with restricted stock units and stock awards.

The following table provides details of the restricted stock unit activity for the six months ended June 30, 2008:

Restricted stock units outstanding at January 1, 2008	401,681

Accrued dividend equivalents	7,915
Restricted stock units settled	(20,694)
Restricted stock units cancelled	(152)

Restricted stock units outstanding at June 30, 2008	388,750

The Company recorded compensation expense associated with performance based units of $376 and $569 for the three-month and six-month periods ended June 30, 2007, respectively. The Company recorded compensation expense associated with performance based units of ($183) and $1,381 for the three-month and six-month periods ended June 30, 2008, respectively. Amounts accrued in the first quarter for 2008 performance based units were reversed during the second quarter. Executives participating in the Company’s Long-Term Incentive Plan earn performance based units based on the Company’s financial performance. As part of the 2007 — 2009 plan, the units earned in 2007 and 2008 will vest in February 2010. As part of the 2008 — 2010 plan, the units earned in 2008 will vest in February 2011.

6.	The following table discloses the amount of net periodic benefit costs for the three-month and six-month periods ended June 30, 2007 and 2008 for the Company’s defined benefit plans and other postretirement benefits relating to continuing operations:

	Pension Benefits
	Three months ended June 30		Six months ended June 30
	2007	2008	2007	2008
Components of net periodic benefit cost:
Service cost	$5,488	$5,527	$10,963	$11,051
Interest cost	15,460	16,279	30,866	32,548
Expected return on plan assets	(19,288)	(20,519)	(38,517)	(41,027)
Amortization of prior service cost	178	126	355	252
Recognized actuarial loss	3,806	2,921	7,603	5,842

Net periodic benefit cost	$5,644	$4,334	$11,270	$8,666

	Other Postretirement Benefits
	Three months ended June 30		Six months ended June 30
	2007	2008	2007	2008
Components of net periodic benefit cost:
Service cost	$1,392	$1,243	$2,785	$2,487
Interest cost	3,918	3,873	7,837	7,746
Amortization of prior service cost	(77)	(77)	(154)	(154)
Recognized actuarial loss	709	299	1,418	598

Net periodic benefit cost	$5,942	$5,338	$11,886	$10,677

7.	On an annual basis, disclosure of comprehensive income (loss) is incorporated into the Statement of Shareholders’ Equity. This statement is not presented on a quarterly basis. Comprehensive income (loss) includes net income and components of other comprehensive income (loss), such as foreign currency translation adjustments, unrealized gains or losses on certain marketable securities and derivative instruments and unrecognized postretirement benefit plans amounts.

The Company’s comprehensive income (loss) is as follows:

	Three months ended June 30		Six months ended June 30
	2007	2008	2007	2008
Income (loss) from continuing operations	$15,615	$(22,100)	$35,120	$(20,758)
Other comprehensive income (loss):
Currency translation adjustments	4,078	4,237	5,430	15,173
Unrealized net gains (losses) on derivative instruments and marketable securities	(3,582)	3,351	(4,013)	(2,000)
Unrecognized postretirement benefit plans	3,344	3,104	7,661	6,093

Comprehensive income (loss) from continuing operations	$19,455	$(11,408)	$44,198	$(1,492)

8.	During 2007, the Company recorded restructuring expenses associated with four initiatives.

In September of 2006, the North American Tire Operations segment announced its plans to reconfigure its tire manufacturing facility in Texarkana, Arkansas so that production levels could “flex” to meet tire demand. This initiative was completed during the third quarter of 2007. During the second quarter of 2007, the Company recorded restructuring expense of $1,521 associated with this initiative and had recorded $2,000 of restructuring expense through the first six months of 2007.

In November of 2006, a restructuring of salaried support positions was announced. The Company recorded $21 of restructuring expenses associated with this initiative during the second quarter of 2007 and through the first six months of 2007, $471 had been recorded as restructuring expense associated with this initiative.

In December of 2006, the North American Tire Operations segment initiated a plan to reduce the number of stock-keeping units manufactured in its facilities and to take tire molds out of service. The Company did not record any restructuring expenses associated with this initiative during the second quarter of 2007 and through the first six months of 2007, $80 had been recorded as restructuring expense associated with this initiative.

In Cooper Europe, a restructuring program to reduce 15 positions in operations was announced late in the first quarter of 2007. Of the 15 positions identified, 11 were achieved through attrition and the Company recorded $150 in severance costs associated with the remaining four positions during the second quarter of 2007. A warehouse was closed in March of 2007 resulting in the elimination of one position at a severance cost of $38 which was recorded in the first quarter.

9.	The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population, and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities for 2007 and 2008:

	2007	2008
Reserve at January 1	$15,967	$16,510
Additions	7,779	10,764
Payments	(7,712)	(8,707)

Reserve at June 30	$16,034	$18,567

The increase in both Additions and Payments can be attributed primarily to the Company’s increased operations in China.

10.	The Company’s other current assets are:

	December 31,	June 30,
	2007	2008
Investment in Kumho Tire Co., Inc.	$112,170	$106,950
Other	22,543	37,454

	$134,713	$144,404

The Company exercised its put option associated with its investment in Kumho Tire Company, Inc. in March of 2008. In August of 2008, the Company received cash proceeds of $106,950 plus interest from the initial due date of May 31, 2008.

11.	The Company’s accrued liabilities due within one year are:

	December 31,	June 30,
	2007	2008
Payroll and withhholdings	$46,140	$26,124
Products liability	16,864	29,306
Other	78,744	89,041

	$141,748	$144,471

12.	The Company is a defendant in various products liability claims brought in numerous jurisdictions in which individuals seek damages resulting from automobile accidents allegedly caused by defective tires manufactured by the Company. Each of the products liability claims faced by the Company generally involve different types of tires, models and lines, different circumstances surrounding the accident such as different applications, vehicles, speeds, road conditions, weather conditions, driver error, tire repair and maintenance practices, service life conditions, as well as different jurisdictions and different injuries. In addition, in many of the Company’s products liability lawsuits the plaintiff alleges that his or her harm was caused by one or more co-defendants who acted independently of the Company. Accordingly, both the claims asserted and the resolutions of those claims have an enormous amount of variability. The aggregate amount of damages asserted at any point in time is not determinable since often times when claims are filed, the plaintiffs do not specify the amount of damages. Even when there is an amount alleged, at times the amount is wildly inflated and has no rational basis.

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

The Company determines its reserves using the number of incidents expected during a year. During the second quarter of 2008, the Company increased its products liability reserve by $9,238. The addition of another quarter of self-insured incidents accounted for $8,835 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims, which increased the reserve by $804. Finally, amounts on existing reserves decreased by $401.

During the first six months of 2008, the Company increased its products liability reserve by $34,363. The addition of another six months of self-insured incidents accounted for $17,510 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims, which increased the reserve by $2,794. Finally, amounts on existing reserves increased by $14,059.

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

The Company paid $7,455 during the second quarter of 2008 to resolve cases and claims and has paid $12,357 through the first six months of 2008. The Company’s products liability reserve balance at December 31, 2007 totaled $107,304 (current portion of $16,864) and the balance at June 30, 2008 totaled $129,310 (current portion of $29,306).

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

For the three-month periods ended June 30, 2007 and 2008, products liability expenses totaled $15,142 and $17,979, respectively, and include recoveries of legal fees of $1,185 and $0 in the periods ended June 30, 2007 and 2008, respectively. For the six-month periods ended June 30, 2007 and 2008, products liability expenses totaled $29,224 and $45,825, respectively, and include recoveries of legal fees of $3,151 and $4,168 in the periods ended June 30, 2007 and 2008, respectively. Policies applicable to claims occurring on April 1, 2003 and thereafter do not provide for recovery of legal fees.

13.	For the quarter ended June 30, 2008, the Company recorded an income tax benefit for continuing operations of $677, which included tax expense relating to discrete items of $110. Discrete items related to changes to audit contingencies for interest and state taxes.

The effective tax rate for the quarter and six-month period ended June 30, 2008 for continuing operations is 3.5 percent and 1.4 percent, respectively, exclusive of discrete items. For comparable periods in 2007, the effective tax rate for continuing operations, exclusive of discrete items, was 19.8 percent and 24.3 percent, respectively. The change in the tax rate, exclusive of discrete items, relates primarily to the impact of an accounting rule which limits the recording of a tax benefit on a loss in an interim period, an increase in net U.S. deferred tax assets and the mix of earnings or loss by jurisdiction as compared to 2007.

The Company continues to maintain a valuation allowance pursuant to SFAS No. 109, “Accounting for Income Taxes,” on its net U.S. deferred tax asset position. The valuation allowance will be maintained as long as it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the U.S., the Company has recorded significant deferred tax assets, the largest of which relates to products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains an $84,306 valuation allowance for the portion of U.S. deferred tax assets exceeding its U.S. deferred tax liabilities. In addition the Company has recorded valuation allowances of $865 for deferred tax assets associated with initial start-up losses in foreign jurisdictions.

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by tax authorities for years prior to 2000.

During the first quarter of 2008, the Company became aware of a potential favorable settlement of the pending bilateral Advance Pricing Agreement negotiations between the United States and Canada relating to pre-disposition years of a discontinued operation (2000-2004). The Company is responsible for pre-disposition tax obligations and is entitled to refunds applicable to that period under the related sales agreement. At this time the Company believes the settlement could be significant but is unable to quantify the potential impact from this settlement with certainty until the final settlement agreement is completed and signed and complex adjustments are made to the affected years’ income tax returns in the United States and Canada. At such time as a more definitive estimate of the impact from the resolution can be made, the Company will record what is expected to be a favorable adjustment to discontinued operations.

14.	On June 18, 2008, the Company announced an agreement to invest in a tire manufacturing facility in Guadalajara, Mexico. The facility will be jointly owned by the Company, IBSA (a Mexican holding corporation) and Cooperativa TRADOC S.R.L. (employee owners of the Occidente facility). The Company ownership in this facility will be approximately 38 percent at an investment of $31 million. Corporacion de Occidente is the second largest tire plant in Mexico and is currently producing 2.4 million tires per year. This transaction is expected to close in the third quarter of 2008.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Consolidated Results of Operations
(Dollar amounts in millions except per share amounts)

	Three months ended June 30			Six months ended June 30
	2007	Change	2008	2007	Change	2008
Revenues:
North American Tire	$533.2	2.7%	$547.5	$1,048.3	-0.3%	$1,045.2
International Tire	234.5	20.6%	282.9	417.4	23.3%	514.7
Eliminations	(37.6)	52.9%	(57.5)	(66.0)	63.2%	(107.7)

Net sales	$730.1	5.9%	$772.9	$1,399.7	3.8%	$1,452.2

Segment profit (loss):
North American Tire	$20.7	n/m	$(21.9)	$47.4	n/m	$(13.8)
International Tire	11.8	-50.0%	5.9	17.9	-27.9%	12.9
Eliminations	0.4	150.0%	1.0	(0.4)	-25.0%	(0.3)
Unallocated corporate charges	(3.4)	-88.2%	(0.4)	(6.3)	-25.4%	(4.7)

Operating profit (loss)	29.5	n/m	(15.4)	58.6	n/m	(5.9)
Interest expense	(12.2)	4.1%	(12.7)	(24.7)	-2.0%	(24.2)
Interest income	4.3	-16.3%	3.6	7.8	-5.1%	7.4
Debt extinguishment expense	—		—	—		(0.6)
Dividend from unconsolidated subsidiary	—		—	2.0	-5.0%	1.9
Other — net	1.6	37.5%	2.2	6.3	-42.9%	3.6

Income (loss) from continuing operations before income taxes and noncontrolling shareholders’ interests	23.2		(22.3)	50.0		(17.8)

Income tax benefit (expense)	(4.7)		0.7	(11.6)		(0.4)

Income (loss) from continuing operations before noncontrolling shareholders’ interests	18.5		(21.6)	38.4		(18.2)

Noncontrolling shareholders’ interests	(2.9)		(0.5)	(3.3)		(2.6)

Income (loss) from continuing operations	$15.6		$(22.1)	$35.1		$(20.8)

Basic earnings (loss) per share	$0.25		$(0.38)	$0.57		$(0.35)

Diluted earnings (loss) per share	$0.25		$(0.38)	$0.56		$(0.35)

Consolidated net sales for the three-month period ended June 30, 2008 were $42.8 million higher than the comparable period one year ago. The increase in net sales for the second quarter of 2008 compared to the second quarter of 2007 was primarily the result of improved net pricing in both the North American Tire Operations and International Tire Operations segments, improved customer and product mix in the North American Tire Operations segment and higher unit volumes in the International Tire Operations segment. Net sales for the quarter were negatively impacted by lower unit volumes in the North American Tire Operations segment. Operating profit in the second quarter of 2008 decreased by $44.9 million from the second quarter of 2007. The favorable impact of the improved pricing, along with lower incentive-related compensation expense, was offset by higher raw material costs and production curtailments in the North American Tire Operations segment.
Consolidated net sales for the six-month period ended June 30, 2008 were $52.5 million higher than the comparable period one year ago. The increase in net sales for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily the result of improved net pricing in both the North American Tire Operations and International Tire Operations segments, improved customer and product mix in the North American Tire Operations segment and higher unit volumes in the International Tire Operations segment. Net sales for the six months were negatively impacted by lower unit volumes in the North American Tire Operations segment. Operating profit in the first six months of 2008 decreased by $64.5 million from the first six months of 2007. The favorable impact of the improved pricing, along with lower incentive-related compensation expense, was offset by higher raw material costs, production curtailments in the North American Tire Operations segment and higher products liability costs.
The Company continued to experience significant increases in the costs of certain of its principal raw materials during the second quarter and the first six months of 2008 compared with the levels experienced during the comparable periods of 2007. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based and crude oil continued its upward trend by setting new price ceilings during 2008. Natural rubber prices also continued at all-time highs during 2008. The increases in the cost of petroleum-based materials and natural rubber were the most significant drivers of higher raw material costs during the second quarter of 2008, which were up approximately $72.5 million from the second quarter of 2007, and approximately $107.5 million for the six-month period ended June 30, 2008, from the comparable period in 2007. The pricing volatility in these commodities contributes to the difficulty in managing the costs of raw materials. The growing global demand and increased prices of crude oil and natural rubber remain fundamental factors to the raw material cost increases experienced by the Company.
The Company manages the procurement of its raw materials to assure supply and to obtain the most favorable pricing. For natural rubber and natural gas, procurement is managed by the buying forward of production requirements and utilizing the spot market when advantageous. For other principal materials, procurement arrangements include supply agreements that may contain formula-based pricing based on commodity indices, multi-year agreements or spot purchase contracts. While these arrangements typically provide quantities necessary to satisfy normal manufacturing demands, the Company did experience raw material shortages in its North American Tire Operations segment which led to the production curtailments mentioned above.
Selling, general, and administrative expenses were $45.2 million in the second quarter of 2008 (5.9 percent of net sales) and $44.2 million in the second quarter of 2007 (6.0 percent of net sales). This increase was due primarily to higher advertising costs, mainly in North America and China, and higher consulting fees as the Company committed resources to developing and implementing its strategic initiatives. This higher advertising and consulting spending was partially offset by lower incentive-related compensation expense in the second quarter of 2008 compared to the second quarter of 2007. For the six-month period ended June 30, 2008, selling, general and administrative expenses were $91.9 million (6.3 percent of net sales) compared to $84.8 million (6.1 percent of net sales) for the comparable period of 2007. This increase was due to the same reasons cited for the quarter increase.
Products liability expenses totaled $18.0 million and $15.1 million in the second quarter of 2008 and 2007, respectively, and included recoveries of legal fees of $0 and $1.2 million in the second quarter of 2008 and 2007, respectively. Products liability expenses totaled $45.8 million and $29.2 million in the first six months of 2008 and 2007, respectively, and included recoveries of legal fees of $4.2 million and $3.2 million in the first six months of 2008 and 2007, respectively. Insurance policies applicable to claims occurring on April 1, 2003, and thereafter, do not provide for recovery of legal fees. Additional information related to the Company’s accounting for products liability costs appears in the Notes to Consolidated Financial Statements.
During the second quarter and first six months of 2007, the Company recorded restructuring charges of $1.7 million and $2.7 million, respectively, related to the four initiatives described in the Notes to Consolidated Financial Statements. The Company has not incurred any restructuring charges in 2008.
Interest expense increased $0.5 million in the second quarter of 2008 from the second quarter of 2007 due to additional debt related to investments in China. For the first six months of 2008, interest expense decreased $0.5 million compared to the same period in 2007 as a result of the Company’s repurchases of debt during 2007 and 2008.
The Company incurred $0.6 million in costs associated with the repurchase of $14.0 million of its long-term debt during the first quarter of 2008.
Interest income decreased $0.7 million and $0.4 million in the second quarter and first six months of 2008, respectively, from comparable periods of 2007 as a result of lower cash levels and short-term investments in 2008 than in 2007.
The Company recorded dividend income from its investment in Kumho Tire Co., Inc. in both 2008 and 2007. The dividend rate in both 2008 and 2007 was approximately $.27 per share. The Company owned 15 million global depositary shares (the equivalent of 7,500,000 common shares) and recorded dividend income of $1.9 million in 2008 and $2.0 million in 2007.
Other — net decreased by $2.7 million in the first six months of 2008 compared to 2007 as a result of the $4.2 million gain on the sale of a corporate aircraft in the first quarter of 2007, partially offset by an increase in foreign currency gains in the first six months of 2008 compared to 2007.
For the quarter ended June 30, 2008, the Company recorded an income tax benefit for continuing operations of $0.7 million, which included tax expense relating to discrete items of $0.1 million. Discrete items related to changes to audit contingencies for interest and state taxes. For the six-month period ended June 30, 2008, the Company recorded income tax expense of $0.4 million which included discrete items.
The resulting effective tax rate for the quarter and six month period ended June 30, 2008 for continuing operations is 3.5 percent and 1.4 percent, respectively, exclusive of discrete items. For comparable periods in 2007, the effective tax rate for continuing operations, exclusive of discrete items, was 19.8 percent and 24.3 percent, respectively. The change in the tax rate, exclusive of discrete items, relates primarily to the impact of an accounting rule which limits the recording of a tax benefit on a loss in an interim period, an increase in net U.S. deferred tax assets and the mix of earnings or loss by jurisdiction as compared to 2007.
The Company continues to maintain a valuation allowance pursuant to SFAS No. 109, “Accounting for Income Taxes,” on its net U.S. deferred tax asset position. The valuation allowance will be maintained as long as it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the U.S., the Company has recorded significant deferred tax assets, the largest of which relates to products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains an $84.3 million valuation allowance for the portion of U.S. deferred tax assets exceeding its U.S. deferred tax liabilities. In addition the Company has recorded valuation allowances of $0.9 million for deferred tax assets associated with initial start-up losses in foreign jurisdictions.

North American Tire Operations Segment
(Dollar amounts in millions)

	Three months ended June 30			Six months ended June 30
	2007	Change	2008	2007	Change	2008
Net sales	$533.2	2.7%	$547.5	$1,048.3	-0.3%	$1,045.2

Operating profit (loss)	$20.7	n/m	$(21.9)	$47.4	n/m	$(13.8)

United States unit shipments changes:
Passenger tires
Segment		-15.6%			-14.1%
RMA members		-4.5%			-4.4%
Total Industry		-1.0%			-0.7%

Light truck tires
Segment		-2.9%			-8.6%
RMA members		-8.2%			-7.3%
Total Industry		-12.0%			-9.1%

Total light vehicle tires
Segment		-13.4%			-13.1%
RMA members		-5.0%			-4.8%
Total Industry		-2.6%			-1.9%

Total segment unit sales change		-7.0%			-9.0%
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
Sales
Sales of the North American Tire Operations segment increased $14.3 million, or 2.7 percent, in the second quarter of 2008 from levels in 2007. The increase in sales was a result of improved net pricing and mix ($70.5 million), offset by lower unit volume ($56.2 million). The improved pricing was the result of price increases implemented during 2007 and 2008. The improved mix was primarily the result of increased sales volumes of the Cooper brand, which continues to outperform the industry, while unit sales to private brand distributors showed declines over the prior year. The segment also increased its sales of winter tires and showed decreased unit sales in economy and broadline tires.
In the United States, the segment’s unit sales of total light vehicle tires decreased 13.4 percent in the second quarter of 2008 compared to the second quarter of 2007. This decrease exceeded the 5.0 percent decrease in total light vehicle shipments experienced by all members of the Rubber Manufacturers Association (“RMA”), and also exceeded the 2.6 percent decrease in total light vehicle shipments for the total industry (which includes an estimate for non-RMA members) for the quarter. The industry decrease in light vehicle tire units was due to the macroeconomic conditions in North America in which higher fuel prices and recession concerns have caused delays in replacement tire purchases. A portion of the volume in the segment decreased more than the industry in the second quarter of 2008 due to strategic decisions made by the Company to eliminate one brand and to exit unprofitable lines of business.
Sales of the North American Tire Operations segment decreased $3.1 million in the first six months of 2008 from levels in 2007. The decrease in sales was a result of lower unit volume ($117.9 million) partially offset by improved net pricing and product mix ($114.8 million). The improved pricing was the result of price increases implemented during 2007 and 2008. The improved mix was primarily the result of increased sales volumes of the Cooper brand, which continues to outperform the industry, while unit sales to private brand distributors showed declines over the prior year. The segment also increased its sales of winter tires and showed decreased unit sales in economy and broadline tires.
In the United States, the segment’s unit sales of total light vehicle tires decreased 13.1 percent in the first six months of 2008 compared to the same period in 2007. This decrease exceeded the 4.8 percent decrease in total light vehicle shipments experienced by all members of the RMA, and also exceeded the 1.9 percent decrease in total light vehicle shipments for the total industry for the first six months. The industry decrease in light vehicle tire units was primarily due to the overall economic conditions in North America. Higher fuel prices and recession concerns have caused delays in replacement tire purchases. Volumes in the segment decreased more significantly than the industry due to a tougher comparable as the segment benefited in 2007 from a competitor’s strike. Further impacting the segment’s volumes were strategic decisions made by the Company to eliminate one brand and to exit unprofitable lines of business.
Operating Profit
Segment operating profit decreased $42.6 million in the second quarter of 2008 from the level in the second quarter of 2007. The decrease in operating profit was due to lower unit volumes ($10.2 million), higher raw material costs ($50.9 million), higher manufacturing costs ($7.1 million) due in part to utility and maintenance costs, higher products liability costs ($2.8 million) and higher advertising spending. During the second quarter of 2008, the segment experienced a shortage of a certain raw material that caused it to curtail production at its four manufacturing facilities, decreasing operating profit by an estimated $13.0 million. These decreases were partially offset by improved net pricing and product mix ($42.4 million), restructuring charges recorded in the second quarter of 2007 ($1.5 million) and lower incentive-related compensation expense.
Segment operating profit decreased $61.2 million in the six months ended June 30, 2008 from the level in the same period of 2007. The decrease in operating profit was due to lower unit volumes ($21.9 million), higher raw material costs ($75.6 million), production curtailments ($13.0 million), higher manufacturing costs ($10.2 million) due in part to utility and maintenance costs, higher products liability costs ($16.6 million) and higher advertising spending. These decreases were partially offset by improved net pricing and product mix ($74.1 million), restructuring charges recorded in the first six months of 2007 ($2.5 million) and lower incentive-related compensation expense.
Factors in global commodity markets are driving record-high raw material prices, specifically, in natural and synthetic rubber as well as other petroleum-based materials. These high prices, coupled with the use of last-in, first-out (“LIFO”) cost flow assumptions for inventory accounting in North America, have contributed to decreased earnings. The LIFO accounting method charges the most recent costs against sales and in periods of rising raw material costs, results in lower profits compared to other inventory accounting methods. When costs moderate, the North American operations will experience lower charges to cost of goods sold than would be reported under other inventory costing methods.
A combination of events during the first six months of 2008 resulted in an increase in products liability costs of $16.6 million. Details of the methodology used to calculate the products liability reserve are discussed in the Notes to Consolidated Financial Statements. The Company does not believe that increases of this magnitude will occur repeatedly in the future.

Segment Outlook
The segment has lowered its expectations for profitability during the second half of 2008. Total industry sales volumes are projected to remain soft as higher fuel prices and recession concerns affect the consumer resulting in fewer miles driven and delayed tire purchases. The segment has targeted market opportunities in profitable products and channels that are planned to improve the segment’s performance in comparison to the industry. New premium products launched to satisfy customer requirements are expected to improve profitability by continuing to improve the mix of products sold.
Manufacturing operations in North America should improve during the remainder of 2008 as Six Sigma, LEAN, automation and other projects are implemented. These efforts, in addition to the increased sourcing of tires from lower cost countries, will continue to improve the Company’s cost competitiveness.
The price of natural rubber and petroleum-based raw materials reached historic highs during the first six months of 2008. The cost of steel, another significant commodity for the Company, also increased during this period. Raw material costs are expected to continue increasing in price during the remainder of the year. There are no indications that the prices of these raw materials will decline appreciably thereafter. The Company will continue to evaluate the need for price increases to offset the effects of higher raw material costs.
International Tire Operations Segment
(Dollar amounts in millions)

	Three months ended June 30			Six months ended June 30
	2007	Change	2008	2007	Change	2008
Net sales	$234.5	20.6%	$282.9	$417.4	23.3%	$514.7

Operating profit	$11.8	-50.0%	$5.9	$17.9	-27.9%	$12.9

Unit sales change		28.1%			23.8%
Overview
The International Tire Operations segment manufactures and markets passenger car, light truck and motorcycle tires for the replacement market, as well as racing tires and tire retread materials, in Europe. The segment’s Cooper Chengshan joint venture manufactures and markets passenger car and light truck radial tires as well as radial and bias medium truck tires in the Asian market. The segment’s Cooper Kenda joint venture manufactures tires to be exported to markets outside of China. Until May 2012, all of the tires produced by this joint venture will be exported and sold through Cooper Tire & Rubber Company and its affiliates.
Sales
Sales of the International Tire Operations segment increased $48.4 million, or 20.6 percent, in the second quarter of 2008 compared to the second quarter of 2007. The foreign currency impact of a weakened United States dollar particularly in relation to the British pound and the Chinese renminbi increased sales $18.5 million in the second quarter of 2008. The remainder of the increase in sales in the second quarter of 2008 compared to the second quarter of 2007 was due to higher unit volumes ($29.0 million), primarily from the start-up of Cooper Kenda, continued growth in the Chinese markets and improved net pricing and product mix ($0.9 million).
Sales of the International Tire Operations segment increased $97.3 million, or 23.3 percent, in the first six months of 2008 compared to the same period in 2007. The foreign currency impact of a weakened United States dollar particularly in relation to the British pound and the Chinese renminbi increased sales $31.7 million in the first six months of 2008. The remainder of the increase in sales in the first six months of 2008 compared to the same period in 2007 was due to higher unit volumes ($52.5 million), primarily from the start-up of Cooper Kenda continued growth in the Chinese markets and improved net pricing and product mix ($13.0 million).
Operating Profit
Operating profit for the segment in the second quarter of 2008 was $5.9 million lower than in 2007. The impacts of the higher unit volumes ($4.0 million) and improved net pricing and product mix ($19.7 million) were offset by higher raw material costs ($21.7 million), higher utility costs in China, higher advertising costs in Asia and higher expenses related to the continued start-up of Cooper Kenda. During the second quarter of 2007, the segment recorded a gain on the sale of land in Europe ($2.2 million).
Operating profit for the segment in the first six months of 2008 was $5.0 million lower than in 2007. The impacts of the higher unit volumes ($8.4 million) and improved net pricing and product mix ($29.9 million) were offset by higher raw material costs ($31.9 million), higher utility costs in China and Europe, higher advertising costs in Asia and higher expenses related to the continued start-up of Cooper Kenda. During the second quarter of 2007, the segment recorded a gain on the sale of land in Europe ($2.2 million).
Segment Outlook
The segment is cautiously optimistic regarding its opportunities for the remainder of 2008. New products released during the quarter were well received by consumers and represent the successful implementation of the first phase of a strategy to improve product mix.
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
The ramp up of production at Cooper Kenda will continue in 2008 and the facility expects to produce nearly 3 million tires during the year. These tires are exported from China and used in North America to support the Company’s growth.
The operations at Cooper Chengshan are expected to continue improving and expanding through the rest of the year. Expansions are underway to increase tire production capacities to meet the high demand growth for consumer and commercial tires in Asia.
Outlook for Company
The current macroeconomic conditions in North America have created intense challenges for the Company. Consumers have reduced the number of miles driven in reaction to economic pressures and are delaying tire purchases. Raw material costs have continued to climb and show no signs of declining in the near term.
The Company is fully committed to its long-term strategy to build a sustainable and cost competitive supply of tires, profitably grow its business and increase its organizational capabilities. The Company is in a position to deal with the current economic environment with a strong balance sheet and high liquidity levels. The Company has the financial strength to pursue these goals going into the rest of the year and beyond.
The Company continues to monitor its spending and has increased its focus on delivering cost improvements during 2008, with many initiatives already in place. These efforts, seasonal volume increases, strong order patterns in specific profitable tire lines and success in implementing price increases, provide support for the Company’s belief that results will be appreciably more favorable as the economy improves.

Liquidity and Capital Resources
Generation and uses of cash — Net cash used in operating activities of continuing operations was $100.1 million during the first six months of 2008, a decrease of $258.0 million from the $157.9 million provided in the first six months of 2007. Income after adjustments for non-cash items decreased by $48.1 million. Changes in operating assets and liabilities, primarily the increase in inventories, consumed $164.9 million in cash in 2008 versus a cash generation of $45.0 million in 2007.
Net cash used in investing activities during the first six months of 2008 reflects capital expenditures of $65.5 million and the final payment of $6.0 million associated with the purchase of Cooper Chengshan. The available-for-sale debt securities purchased in 2007 were sold and converted into cash during 2008. Net cash used in investing activities during the first six months of 2007 reflects capital expenditures of $77.6 million and proceeds from the sale of assets, the majority from the sale of a corporate aircraft, of $9.1 million.
The issuances of debt in 2007 and 2008 relate to the Company’s operations in China. During the first six months of 2007, the Company’s Cooper Kenda joint venture received $8.5 million from its joint venture partner and the joint venture received $4.3 million during the first six months of 2008.
During the first six months of 2008, the Company repurchased $14.0 million of its Senior Notes due in 2009 and has remaining authorization to repurchase $105 million of debt. Also during the first six months of 2008, the Company repurchased 803,300 shares of its common stock for $13.9 million and has remaining authorization of $40 million for share repurchases.
Dividends paid on the Company’s common shares in the first six months of 2008 and 2007 were $12.4 million and $13.0 million, respectively. During the first six months of 2007, stock options were exercised to acquire 1,035,283 shares of common stock while in 2008, there were 19,192 stock options exercised.
Available credit facilities — The Company has a revolving credit facility with a consortium of six banks that provides up to $200 million in credit facilities and expires November 9, 2012. The Company also has an accounts receivable securitization facility with a $125 million limit with a September 2010 maturity. These credit facilities do not contain any significant financial covenants.
Available cash and contractual commitments — At June 30, 2008 the Company had cash and cash equivalents of $252.3 million. The Company’s additional borrowing capacity through use of its credit facility with its bank group and its accounts receivable securitization facility at June 30, 2008 was approximately $298.0 million and is subject to the amount of available qualified collateral.
In August of 2008, the Company liquidated its investment in Kumho Tire Company, Inc. and received proceeds of $107.0 million plus interest from the initial due date of May 31, 2008.
The Company expects capital expenditures for 2008 to be in the $160 million range. Of this capital expenditure amount, approximately $77 million will be in consolidated entities where the Company’s ownership is at or near 50 percent.
There are no significant long-term debt obligations due by the Company or its wholly owned subsidiaries until 2009.

Contingencies
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at June 30, 2008. The Company is aggressively managing its products liability costs.
The 2001 TREAD Act required that all tire companies submit quarterly data to NHTSA on fatalities, injuries, property damage claims and lawsuits on tires beginning with the third quarter, 2003. On July 22, 2008, the U.S. District Court of Appeals for the District of Columbia Circuit ruled that this data is subject to disclosure made in response to requests under the Freedom of Information Act. Consequently, Cooper’s data, which is unverified at the time of submission to NHTSA, may be made public in the near future. The impact, if any, of this release on current or future litigation or on future sales is not known at this time.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk at June 30, 2008 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2007.
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
There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at June 30, 2008.
Item 1A. RISK FACTORS
Except for the following, there have been no material changes in the risk factors at June 30, 2008 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2007. Challenges in the current business environment with rapidly escalating raw material costs and disruptions in the capital markets present heightened risks to the Company. The deterioration in the macroeconomic environment, including disruptions in the credit markets, is also impacting the Company’s customers and retail consumers. Depending on the seventy and duration of these factors, the Company’s liquidity position could be negatively impacted.

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

August 5, 2008
     (Date)