Form 10-Q
period 2008-09-30
COOPER TIRE & RUBBER CO
filed 2008-11-07
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock of registrant outstanding
at October 31, 2008: 58,910,269

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per-share amounts)

	December 31,	September 30,
	2007	2008
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$345,947	$264,035
Short-term investments	49,765	—
Accounts receivable, less allowances of $8,631 in 2007 and $10,556 in 2008	354,939	408,473
Inventories at lower of cost or market:
Finished goods	185,658	287,252
Work in process	30,730	43,766
Raw materials and supplies	88,172	171,575

	304,560	502,593

Other current assets	134,713	42,743

Total current assets	1,189,924	1,217,844
Property, plant and equipment:
Land and land improvements	37,299	34,829
Buildings	340,512	340,577
Machinery and equipment	1,646,590	1,708,950
Molds, cores and rings	273,032	280,885

	2,297,433	2,365,241
Less accumulated depreciation and amortization	1,305,657	1,370,155

Net property, plant and equipment	991,776	995,086
Goodwill	24,439	24,439
Intangibles, net of accumulated amortization of $22,893 in 2007 and $25,798 in 2008	28,014	25,109
Restricted cash	2,791	2,627
Other assets	59,924	82,366

	$2,296,868	$2,347,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$86,384	$169,304
Payable to noncontrolling owner	10,364	1,603
Accounts payable	291,257	361,160
Accrued liabilities	141,748	149,952
Income taxes	1,450	1,881
Liabilities related to the sale of automotive operations	1,332	1,231
Current portion of long-term debt	—	50,848

Total current liabilities	532,535	735,979

Long-term debt	464,608	411,690
Postretirement benefits other than pensions	244,491	250,793
Other long-term liabilities	163,723	136,555
Long-term liabilities related to the sale of automotive operations	10,185	8,932
Noncontrolling shareholders’ interest	89,035	96,238
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 86,322,514 shares issued in 2007 and 2008	86,323	86,323
Capital in excess of par value	40,676	43,332
Retained earnings	1,350,527	1,256,030
Cumulative other comprehensive loss	(205,677)	(186,063)

	1,271,849	1,199,622

Less: 26,661,295 common shares in treasury in 2007 and 27,416,639 in 2008, at cost	(479,558)	(492,338)

Total stockholders’ equity	792,291	707,284

	$2,296,868	$2,347,471

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2008
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2007	2008
Net sales	$767,710	$793,751
Cost of products sold	691,627	793,888

Gross profit (loss)	76,083	(137)
Selling, general and administrative	42,559	46,878
Restructuring	776	—

Operating profit (loss)	32,748	(47,015)

Interest expense	(12,351)	(12,821)
Interest income	4,506	3,902
Debt extinguishment	(1,541)	(10)
Other — net	4,762	(1,244)

Income (loss) from continuing operations before income taxes and noncontrolling shareholders’ interests	28,124	(57,188)

Income tax benefit (expense)	(6,861)	2,318

Income (loss) from continuing operations before noncontrolling shareholders’ interests	21,263	(54,870)

Noncontrolling shareholders’ interests, net of income taxes	(3,418)	(378)

Income (loss) from continuing operations	17,845	(55,248)
Income (loss) from discontinued operations, net of income taxes	12,359	(133)

Net income (loss)	$30,204	$(55,381)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.29	$(0.94)
Income (loss) from discontinued operations	0.20	(0.00)

Net income (loss)	$0.48 *	$(0.94)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.28	$(0.94)
Income (loss) from discontinued operations	0.19	(0.00)

Net income (loss)	$0.48 *	$(0.94)

Weighted average number of shares outstanding (000s):
Basic	62,603	58,903

Diluted	63,519	58,903

Dividends per share	$0.105	$0.105

*	Amounts do not add due to rounding
See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2008
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2007	2008
Net sales	$2,167,445	$2,245,979
Cost of products sold	1,945,161	2,160,049

Gross profit	222,284	85,930

Selling, general and administrative	127,390	138,808
Restructuring	3,515	—

Operating profit (loss)	91,379	(52,878)

Interest expense	(37,027)	(37,041)
Interest income	12,294	11,294
Debt extinguishment	(1,541)	(593)
Dividend from unconsolidated subsidiary	2,007	1,943
Other — net	11,015	2,274

Income (loss) from continuing operations before income taxes and noncontrolling shareholders’ interests	78,127	(75,001)

Income tax benefit (expense)	(18,417)	1,947

Income (loss) from continuing operations before noncontrolling shareholders’ interests	59,710	(73,054)

Noncontrolling shareholders’ interests, net of income taxes	(6,745)	(2,952)

Income (loss) from continuing operations	52,965	(76,006)

Income from discontinued operations, net of income taxes	15,603	80

Net income (loss)	$68,568	$(75,926)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.85	$(1.29)
Income from discontinued operations	0.25	0.00

Net income (loss)	$1.11 *	$(1.28)*

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.84	$(1.29)
Income from discontinued operations	0.25	0.00

Net income (loss)	$1.09	$(1.28) *

Weighted average number of shares outstanding (000s):
Basic	62,023	59,094

Diluted	62,807	59,094

Dividends per share	$0.315	$0.315

*	Amounts do not add due to rounding
See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2008
(UNAUDITED)
(Dollar amounts in thousands)

	2007	2008
Operating activities:
Net income (loss)	$68,568	$(75,926)
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operations:
Income from discontinued operations, net of income taxes	(15,603)	(80)
Depreciation	97,046	103,887
Amortization	4,523	3,635
Deferred income taxes	10,793	2,066
Stock based compensation	2,618	3,407
Amortization of unrecognized postretirement benefits	13,854	9,692
Loss (gain) on sale of assets	(7,022)	2,039
Debt extinguishment costs	1,541	593
Restructuring asset write-down	197	—
Noncontrolling shareholders’ income	6,745	2,952
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(3,168)	(56,691)
Inventories — net	38,840	(195,556)
Other current assets	5,962	(19,728)
Accounts payable	10,958	61,416
Accrued liabilities	48,888	13,554
Other items	(4,673)	(10,559)

Net cash provided by (used in) continuing operations	280,067	(155,299)
Net cash used in discontinued operations	(212)	(1,274)

Net cash provided by (used in) operating activities	279,855	(156,573)

Investing activities:
Property, plant and equipment	(103,771)	(100,592)
Proceeds from sale of Kumho investment	—	106,950
Proceeds from sale of (investments in) available-for-sale debt securities	(50,087)	49,765
Investments in unconsolidated subsidiary	—	(25,528)
Acquisition of business, deferred payment	(11,964)	(5,956)
Proceeds from the sale of assets	12,450	6,272

Net cash provided by (used in) continuing operations	(153,372)	30,911
Net cash used in discontinued operations	(1,859)	—

Net cash provided by (used in) investing activities	(155,231)	30,911

Financing activities:
Issuance of (payments on) debt	(6,420)	86,846
Payments on long-term debt	(48,882)	(14,300)
Premium paid on debt repurchases	(2,224)	(552)
Contributions of joint venture partner	11,750	4,250
Purchase of treasury shares	—	(13,853)
Payment of dividends	(19,576)	(18,588)
Issuance of common shares and excess tax benefits on option exercises	23,929	297

Net cash provided by (used in) financing activities	(41,423)	44,100

Effects of exchange rate changes on cash of continuing operations	(3,027)	(350)

Changes in cash and cash equivalents	80,174	(81,912)

Cash and cash equivalents at beginning of year	221,655	345,947

Cash and cash equivalents at end of period	$301,829	$264,035

Cash and cash equivalents at end of period — continuing operations	$301,839	$264,035
Cash and cash equivalents at end of period — discontinued operations	(10)	—

Cash and cash equivalents at end of period	$301,829	$264,035

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per-share amounts)
1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. There is a year-round demand for the Company’s passenger and truck replacement tires, but passenger replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of August through November. Operating results for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

The Company’s consolidated financial statements reflect the accounting and disclosure requirements of SFAS No. 144, which mandate the segregation of operating results for the current year and comparable prior year periods and the balance sheets related to the discontinued operations from those related to ongoing operations. Accordingly, the consolidated statements of income for the three-month and nine-month periods ended September 30, 2007 and 2008 reflect this segregation as income from continuing operations and income from discontinued operations.

In addition to the segregation of operating financial results, assets and liabilities, Emerging Issues Task Force (“EITF”) No. 87-24, “Allocation of Interest to Discontinued Operations,” mandates the reallocation to continuing operations of general corporate overhead previously allocated to discontinued operations. Corporate overhead that previously would have been allocated to these operations of $321 and $923 for the three-month and nine-month periods ended September 30, 2007, is charged against continuing operations in the Company’s consolidated statements of income.

Operating results for Oliver Rubber Company are included in income (loss) from discontinued operations; net of income taxes on the Company’s consolidated statements of operations. Sales for this operation were $22,286 and $62,277 for the three-month and nine-month periods ended September 30, 2007. For the three-month and nine-month periods ended September 30, 2007, respectively, this operation generated a pretax profit of $1,500 and $5,566.

3.	The following table provides details of the Company’s discontinued operations:

	Three months ended September 30		Nine months ended September 30
	2007	2008	2007	2008
Income (loss) from former automotive operations, net of tax	$(2,297)	$(28)	$(1,860)	$325
Income (loss) from former Oliver Rubber subsidiary, net of tax	744	(105)	3,551	(245)
Partial release of tax valuation allowance	13,912	—	13,912	—

	$12,359	$(133)	$15,603	$80

4.	On January 1, 2008, the Company adopted the provisions of SFAS No. 157.

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
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

		Fair Value Measurements at September 30, 2008 Using
		Quoted Prices	Significant
		in Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Sept. 30,	Assets	Inputs	Inputs
Description	2008	Level (1)	Level (2)	Level (3)
Liabilities:
Accrued liabilities — foreign currency (gain) loss on derivative financial instruments	$317		$317
5.	The following table details information on the Company’s operating segments.

	Three months ended September 30		Nine months ended September 30
	2007	2008	2007	2008
Revenues from external customers:
North American Tire	$576,276	$586,188	$1,624,546	$1,631,373
International Tire	235,860	284,684	653,317	799,431
Eliminations	(44,426)	(77,121)	(110,418)	(184,825)

Net sales	$767,710	$793,751	$2,167,445	$2,245,979

Segment profit (loss):
North American Tire	$26,948	$(51,165)	$74,436	$(64,927)
International Tire	7,179	7,231	25,064	20,085
Eliminations	731	396	319	113
Unallocated corporate charges	(2,110)	(3,477)	(8,440)	(8,149)

Operating profit (loss)	32,748	(47,015)	91,379	(52,878)
Interest expense	(12,351)	(12,821)	(37,027)	(37,041)
Interest income	4,506	3,902	12,294	11,294
Debt extinguishment	(1,541)	(10)	(1,541)	(593)
Dividend from unconsolidated subsidiary	—	—	2,007	1,943
Other — net	4,762	(1,244)	11,015	2,274

Income (loss) from continuing operations before income taxes and noncontrolling shareholders’ interests	$28,124	$(57,188)	$78,127	$(75,001)

6.	At December 31, 2007, approximately 41 percent of the Company’s inventories had been valued under the LIFO method. With the growth of the Company’s operations in China approximately 32 percent of the Company’s inventories at September 30, 2008 have been valued under the LIFO method and the remaining inventories have been valued under the FIFO method. All inventories are stated at the lower of cost or market.

Under the LIFO method, inventories have been reduced by approximately $139,808 and $237,619 at December 31, 2007 and September 30, 2008, respectively, from current cost which would be reported under the first-in, first-out method.

7.	As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” The Company adopted SFAS No. 123 (R) using the modified prospective method of transition. Accordingly, prior periods have not been restated. In accordance with the adoption of SFAS No. 123 (R), the Company’s pre-tax income from continuing operations for the nine months ended September 30, 2007 was not materially affected as vesting of all unvested options was accelerated in 2006.

The Company did not award stock options in 2008. In the second quarter of 2007, the Company awarded eight thousand two hundred eighty stock options. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

2007
Risk-free interest rate	4.6%
Dividend yield	2.2%
Expected volatility of the Company’s common stock	0.360
Expected life in years	8.0
The weighted-average fair value of options granted in May of 2007 was $7.28. The estimated fair value of options is amortized to expense over the options’ vesting period.
The following table discloses the amount of stock based compensation expense for the three-month and nine-month periods ended September 30, 2007 and 2008 relating to continuing operations:

	Stock Based Compensation
	Three months ended September 30		Nine months ended September 30
	2007	2008	2007	2008
Stock options	$91	$86	$230	$265
Restricted stock units	451	447	1,481	1,533
Performance based units	338	228	907	1,609

Total stock based compensation	$880	$761	$2,618	$3,407

Executives participating in the Company’s Long-Term Incentive Plan earn performance based units based on the Company’s financial performance. As part of the 2007 — 2009 plan, the units earned in 2007 and 2008 will vest in February 2010. As part of the 2008 — 2010 plan, the units earned in 2008 will vest in February 2011.

The following table provides details of the restricted stock unit activity for the nine months ended September 30, 2008:

Restricted stock units outstanding at January 1, 2008	401,681

Accrued dividend equivalents	12,536
Restricted stock units settled	(27,613)
Restricted stock units cancelled	(3,358)

Restricted stock units outstanding at September 30, 2008	383,246

8.	The following table discloses the amount of net periodic benefit costs for the three-month and nine-month periods ended September 30, 2007 and 2008 for the Company’s defined benefit plans and other postretirement benefits relating to continuing operations:

	Pension Benefits
	Three months ended September 30		Nine months ended September 30
	2007	2008	2007	2008
Components of net periodic benefit cost:
Service cost	$5,506	$5,293	$16,469	$16,344
Interest cost	15,541	15,053	46,407	47,601
Expected return on plan assets	(19,377)	(19,156)	(57,894)	(60,183)
Amortization of prior service cost	179	104	534	356
Recognized actuarial loss	3,821	2,828	11,424	8,670

Net periodic benefit cost	$5,670	$4,122	$16,940	$12,788

	Other Postretirement Benefits
	Three months ended September 30		Nine months ended September 30
	2007	2008	2007	2008
Components of net periodic benefit cost:
Service cost	$1,393	$1,244	$4,178	$3,731
Interest cost	3,918	3,871	11,755	11,617
Amortization of prior service cost	(77)	(77)	(231)	(231)
Recognized actuarial loss	709	300	2,127	898

Net periodic benefit cost	$5,943	$5,338	$17,829	$16,015

9.	On an annual basis, disclosure of comprehensive income (loss) is incorporated into the Statement of Shareholders’ Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, unrealized gains or losses on certain marketable securities and derivative instruments and minimum pension liability adjustments.

The Company’s comprehensive income (loss) is as follows:

	Three months ended September 30		Nine months ended September 30
	2007	2008	2007	2008
Income (loss) from continuing operations	$17,845	$(55,248)	$52,965	$(76,006)
Other comprehensive income (loss):
Currency translation adjustments	4,555	(12,238)	9,985	2,935
Unrealized net gains (losses)	19,526	6,203	15,513	4,203
Unrecognized postretirement benefit plans	3,747	6,384	11,408	12,477

Comprehensive income (loss) from continuing operations	$45,673	$(54,899)	$89,871	$(56,391)

10.	During 2007, the Company recorded restructuring expenses associated with four initiatives.

In September of 2006, the North American Tire Operations segment announced its plans to reconfigure its tire manufacturing facility in Texarkana, Arkansas so that production levels could “flex” to meet tire demand. This initiative was completed during the third quarter of 2007. During the third quarter of 2007, the Company recorded restructuring expense of $776 associated with this initiative and had recorded $2,776 of restructuring expense through the first nine months of 2007.

In November of 2006, a restructuring of salaried support positions was announced. The Company did not record any restructuring expenses associated with this initiative during the third quarter of 2007 and through the first nine months of 2007, $471 had been recorded as restructuring expense associated with this initiative.

In December of 2006, the North American Tire Operations segment initiated a plan to reduce the number of stock-keeping units manufactured in its facilities and to take tire molds out of service. The Company did not record any restructuring expenses associated with this initiative during the third quarter of 2007 and through the first nine months of 2007, $80 had been recorded as restructuring expense associated with this initiative.

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

11.	The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population, and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities for 2007 and 2008:

	2007	2008
Reserve at January 1	$15,967	$16,510
Additions	13,265	17,506
Payments	(12,880)	(13,828)

Reserve at September 30	$16,352	$20,188

12.	The Company’s other current assets are:

	December 31,	September 30,
	2007	2008
Investment in Kumho Tire Co., Inc.	$112,170	$—
Other	22,543	42,743

	$134,713	$42,743

     The Company exercised its put option associated with its investment in Kumho Tire Co., Inc. in March of 2008 and received cash proceeds of $106,950 in August of 2008.
13.	The Company’s accrued liabilities due within one year are:

	December 31,	September 30
	2007	2008
Payroll and withhholdings	$46,140	$32,118
Medical	4,761	23,077
Products liability	16,864	28,821
Other	73,983	65,936

	$141,748	$149,952

14.	During the third quarter of 2007, the Company repurchased $48,882 of its 7.75% unsecured notes due in December 2009. The Company incurred $1,541 of debt extinguishment costs in connection with these repurchases. During the third quarter of 2008, the Company repurchased $300 of its 7.75% unsecured notes due in December 2009 and incurred $10 of debt extinguishment costs in connection with this repurchase. During the first nine months of 2008, the Company repurchased $14,300 of these unsecured notes and incurred $593 of debt extinguishments costs in connection with these repurchases.

15.	The Company is a defendant in various products liability claims brought in numerous jurisdictions in which individuals seek damages resulting from automobile accidents allegedly caused by defective tires manufactured by the Company. Each of the products liability claims faced by the Company generally involve different types of tires, models and lines, different circumstances surrounding the accident such as different applications, vehicles, speeds, road conditions, weather conditions, driver error, tire repair and maintenance practices, service life conditions, as well as different jurisdictions and different injuries. In addition, in many of the Company’s products liability lawsuits the plaintiff alleges that his or her harm was caused by one or more co-defendants who acted independently of the Company. Accordingly, both the claims asserted and the resolutions of those claims have an enormous amount of variability. The aggregate amount of damages asserted at any point in time is not determinable since often times when claims are filed, the plaintiffs do not specify the amount of damages. Even when there is an amount alleged, at times the amount is wildly inflated and has no rational basis.

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

The Company determines its reserves using the number of incidents expected during a year. During the third quarter of 2008, the Company increased its products liability reserve by $8,644. The addition of another quarter of self-insured incidents accounted for $8,919 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims, which increased the reserve by $213. Finally, amounts on existing reserves decreased by $488.

During the first nine months of 2008, the Company increased its products liability reserve by $43,007. The addition of another nine months of self-insured incidents accounted for $26,429 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims, which increased the reserve by $3,007. Finally, amounts on existing reserves increased by $13,571.

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

The Company paid $7,857 during the third quarter of 2008 to resolve cases and claims and has paid $20,214 through the first nine months of 2008. The Company’s products liability reserve balance at December 31, 2007 totaled $107,304 (current portion of $16,864) and the balance at September 30, 2008 totaled $130,097 (current portion of $28,821).

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

For the three-month periods ended September 30, 2007 and 2008, products liability expenses totaled $22,867 and $14,934, respectively, and include recoveries of legal fees of $3,239 and $735 in the periods ended September 30, 2007 and 2008, respectively. For the nine-month periods ended September 30, 2007 and 2008, products liability expenses totaled $52,091 and $60,759, respectively, and include recoveries of legal fees of $6,390 and $4,903 in the periods ended September 30, 2007 and 2008, respectively. Policies applicable to claims occurring on April 1, 2003 and thereafter do not provide for recovery of legal fees.

16.	For the quarter ended September 30, 2008, the Company recorded an income tax benefit for continuing operations of $2,318.

The effective tax rate for the three-month and nine-month periods ended September 30, 2008 for continuing operations is -1.5 percent and -0.8 percent, respectively, exclusive of discrete items, using a forecasted jurisdictional annual effective rate. For comparable periods in 2007, the effective tax rate for continuing operations, exclusive of discrete items, was 6.9 percent and 18.4 percent, respectively. The change in the tax rate, exclusive of discrete items, relates primarily to the recording of a valuation allowance for the anticipated U.S. net operating loss that exceeds the carry back capacity, a change in the net U.S. deferred tax assets position, and the mix of earnings or loss by jurisdiction as compared to 2007.

The Company continues to maintain a valuation allowance pursuant to SFAS No. 109, “Accounting for Income Taxes,” on its net U.S. deferred tax asset position. The valuation allowance will be maintained as long as it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the U.S., the Company has recorded significant deferred tax assets, the largest of which relates to products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains an $80,924 valuation allowance for the portion of U.S. deferred tax assets exceeding its U.S. deferred tax liabilities. In addition, the Company has recorded valuation allowances of $865 for deferred tax assets associated with initial start-up losses in foreign jurisdictions.

On October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008 which extended certain expired or expiring tax provisions including the research & development tax credit. Although the Company will have generated such credits during 2008, there will be no net tax benefit recorded from this extension in the current year due to the requirement to establish a valuation reserve for U. S. deferred tax assets. The benefit will be recorded at the time the credit can be utilized.

The Company has adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes”. During the third quarter of 2008, the Company increased its liability for unrecognized tax benefits for permanent and temporary book/tax differences for continuing operations by $2,200 as a result of changes in its estimation of the utilization of tax credits and tax deductible items. At September 30, 2008, the Company’s liability, exclusive of interest, totals approximately $6,000. The Company accrued approximately $113 of interest expense for the quarter ended September 30, 2008, which has been recorded as a discrete item in its tax provision.

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

17.	On May 13, 2008, the U.S. District Court for the Northern District of Ohio entered an Order holding that a series of pension and insurance agreements negotiated by the Company and its various union locals over the years conferred vested lifetime health care benefits upon certain Company hourly retirees which are not subject to the caps negotiated by the parties. The Company and the union locals negotiated the caps on contributions the Company paid for retiree medical benefits. Subsequent to the Order, the Court granted plaintiff’s motion for class certification. Currently, the Company is simultaneously pursuing an appeal of the Order to the Sixth Circuit Court of Appeals and reviewing other means of satisfactorily resolving the case. While there is a possibility of a materially adverse impact on the Company’s balance sheet and on future charges to operations and cash flows as the related claims are incurred, management is not presently able to predict the ultimate resolution of this matter or determine a range of reasonably possible outcomes. Accordingly, no accrual has been recorded for this issue.

18.	On June 18, 2008, the Company announced an agreement to invest in a tire manufacturing facility in Guadalajara, Mexico. The Company’s ownership in this facility will be approximately 38 percent at an investment of $31,000. The facility is the second largest tire plant in Mexico and is currently producing 2.4 million tires per year. During the third quarter, the Company made an initial payment of $25,528 for this investment with the remainder to be paid upon completion of a final audit. This investment appears as a component of Other Assets on the Company’s Consolidated Balance Sheets.

19.	On October 21, 2008, the Company announced it will conduct a capacity study of its United States manufacturing facilities over the next ninety days. The study will determine how to optimize manufacturing capacity in relation to developing market and customer needs, and will likely result in restructuring, including capacity consolidation or geographical shifts to production. This is an evolution of the Strategic Plan as outlined by the Company in February 2008. All of the Company’s U.S. manufacturing facilities are included for review and will be analyzed based on a combination of factors, including long term financial benefits, labor relations and productivity.

On October 31, the Company announced an agreement had been reached to extend the contract with United Steelworkers Local 207L until midnight on November 21, 2008 to allow more time for discussions. The contract was set to expire on October 31, 2008. During this extension, production will continue as planned at the Findlay, Ohio tire manufacturing facility.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presents information related to the consolidated results of operations of the Company, a discussion of the past results and future outlook of each of the Company’s segments, and information concerning both the liquidity and capital resources of the Company. The Company has updated its listing of risk factors to be considered when making investment decisions with respect to the Company’s securities and this listing is included in Item 1A. Risk Factors.
     Consolidated Results of Operations
(Dollar amounts in millions except per share amounts)

	Three months ended September 30			Nine months ended September 30
	2007	Change	2008	2007	Change	2008
Revenues:
North American Tire	$576.3	1.7%	$586.2	$1,624.5	0.4%	$1,631.4
International Tire	235.8	20.7%	284.7	653.3	22.4%	799.4
Eliminations	(44.4)	73.6%	(77.1)	(110.4)	67.4%	(184.8)

Net sales	$767.7	3.4%	$793.8	$2,167.4	3.6%	$2,246.0

Segment profit (loss):
North American Tire	$26.9	n/m	$(51.1)	$74.4	n/m	$(64.9)
International Tire	7.2	0.0%	7.2	25.1	-19.9%	20.1
Eliminations	0.7	-42.9%	0.4	0.3	-66.7%	0.1
Unallocated corporate charges	(2.1)	66.7%	(3.5)	(8.5)	-3.5%	(8.2)

Operating profit (loss)	32.7	n/m	(47.0)	91.3	n/m	(52.9)
Interest expense	(12.4)	3.2%	(12.8)	(37.0)	0.0%	(37.0)
Debt extinguishment costs	(1.5)	n/m	—	(1.5)	-60.0%	(0.6)
Interest income	4.5	-13.3%	3.9	12.3	-8.1%	11.3
Dividend from unconsolidated subsidiary	—		—	2.0	-5.0%	1.9
Other — net	4.8	-125.0%	(1.2)	11.0	-79.1%	2.3

Income (loss) from continuing operations before income taxes	28.1		(57.1)	78.1		(75.0)
Income tax benefit (expense)	(6.8)		2.3	(18.4)		1.9

Income (loss) from continuing operations before noncontrolling shareholders’ interests	21.3		(54.8)	59.7		(73.1)
Noncontrolling shareholders’ interests	(3.4)		(0.4)	(6.7)		(2.9)

Income (loss) from continuing operations	$17.9		$(55.2)	$53.0		$(76.0)

Basic earnings (loss) per share	$0.29		$(0.94)	$0.85		$(1.29)

Diluted earnings (loss) per share	$0.28		$(0.94)	$0.84		$(1.29)

Consolidated net sales for the three-month period ended September 30, 2008 were $26.1 million higher than the comparable period one year ago. The increase in net sales for the third quarter of 2008 compared to the third quarter of 2007 was primarily the result of improved pricing in both the North American Tire Operations and International Tire Operations segments and improved customer and product mix in the North American Tire Operations segment. Net sales for the quarter were negatively impacted by lower unit volumes in the North American Tire Operations segment. Operating profit in the third quarter of 2008 decreased by $79.7 million from the third quarter of 2007. The favorable impact of the improved pricing, along with lower incentive-related compensation expense and products liability costs, was offset by higher raw material costs and lower unit volumes and production curtailments in the North American Tire Operations segment. The Company also recognized a benefit in the third quarter of 2007 in its North American Tire Operations segment from inventory valuations as a result of the decline in finished goods inventory.

Consolidated net sales for the nine-month period ended September 30, 2008 were $78.6 million higher than the comparable period one year ago. The increase in net sales for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily the result of improved pricing in both the North American Tire Operations and International Tire Operations segments, improved customer and product mix in the North American Tire Operations segment, higher unit volumes in the International Tire Operations segment and favorable foreign currency exchange rate changes. Net sales for the nine months were negatively impacted by lower unit volumes in the North American Tire Operations segment. Operating profit in the first nine months of 2008 decreased by $144.2 million from the first nine months of 2007. The favorable impact of the improved pricing, along with lower incentive-related compensation expense, was offset by higher raw material costs, lower unit volumes and production curtailments in the North American Tire Operations segment and higher products liability costs. The Company also recognized a benefit in 2007 in its North American Tire Operations segment from inventory valuations as a result of the decline in finished goods inventory.
The Company continued to experience significant increases in the costs of certain of its principal raw materials during the third quarter and the first nine months of 2008 compared with the levels experienced during the comparable periods of 2007. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based and until recently, crude oil continued its upward trend, setting new price levels during 2008. Natural rubber prices reached all-time highs during 2008. The increases in the cost of petroleum-based materials and natural rubber were the most significant drivers of higher raw material costs during the third quarter of 2008, which were up $137.3 million from the third quarter of 2007, and $244.8 million for the nine-month period ended September 30, 2008, from the comparable period in 2007. The on-going pricing volatility in these commodities contributes to the difficulty in managing the costs of raw materials. The global demand and prices of crude oil and natural rubber remain fundamental factors to the raw material cost increases experienced by the Company.
The Company strives to assure raw material supply and to obtain the most favorable pricing. For natural rubber and natural gas, procurement is managed by the buying forward of production requirements and utilizing the spot market when advantageous. For other principal materials, procurement arrangements include supply agreements that may contain formula-based pricing based on commodity indices, multi-year agreements or spot purchase contracts. While these arrangements typically provide quantities necessary to satisfy normal manufacturing demands, the Company did experience hurricane related raw material shortages in its North American Tire Operations segment which led to the production curtailments mentioned above.
Selling, general and administrative expenses were $46.9 million in the third quarter of 2008 (5.9 percent of net sales) and $42.6 million in the third quarter of 2007 (5.5 percent of net sales). This increase was due primarily to higher advertising costs, mainly in North America and China, and higher consulting fees as the Company committed resources to developing and implementing its strategic initiatives. This higher advertising and consulting spending was partially offset by lower incentive-related compensation expense in the third quarter of 2008 compared to the third quarter of 2007. For the nine-month period ended September 30, 2008, selling, general and administrative expenses were $138.8 million (6.2 percent of net sales) compared to $127.4 million (5.9 percent of net sales) for the comparable period of 2007. This increase was due to the same reasons cited for the quarter increase.
Products liability expenses totaled $14.9 million and $22.9 million in the third quarter of 2008 and 2007, respectively, and included recoveries of legal fees of $0.7 million and $3.2 million in the third quarter of 2008 and 2007, respectively. Products liability expenses totaled $60.8 million and $52.1 million in the first nine months of 2008 and 2007, respectively, and included recoveries of legal fees of $4.9 million and $6.4 million in the first nine months of 2008 and 2007, respectively. Insurance policies applicable to claims occurring on April 1, 2003, and thereafter, do not provide for recovery of legal fees. Additional information related to the Company’s accounting for products liability costs appears in the Notes to Consolidated Financial Statements.
During the third quarter and first nine months of 2007, the Company recorded restructuring charges of $0.8 million and $3.5 million, respectively, related to the four initiatives described in the Notes to Consolidated Financial Statements. The Company has not incurred any restructuring charges in 2008.

Interest expense increased $0.5 million in the third quarter of 2008 from the third quarter of 2007 due to additional debt related to investments in China. Interest expense for the first nine months of 2008 was consistent with the expense recorded in the same period in 2007 as the increased interest related to the additional debt in China was offset by lower interest as a result of the Company’s repurchases of debt during 2007 and 2008.
The Company incurred $0.6 million in costs associated with the repurchase of $14.3 million of its long-term debt during the first nine months of 2008. The Company incurred $1.5 million in costs associated with the repurchase of $48.9 million of its long-term debt during the first nine months of 2007.
Interest income decreased $0.6 million and $1.0 million in the third quarter and first nine months of 2008, respectively, from comparable periods of 2007 as a result of lower cash levels and short-term investments in 2008 than in 2007.
The Company recorded dividend income from its investment in Kumho Tire Co., Inc. in both 2008 and 2007. The dividend rate in both 2008 and 2007 was approximately $.27 per share. The Company owned 15 million global depositary shares (the equivalent of 7,500,000 common shares) and recorded dividend income of $1.9 million in 2008 and $2.0 million in 2007. The Company sold this investment in the third quarter of 2008.
Other — net decreased by $6.0 million in the third quarter of 2008 from the third quarter of 2007 primarily due to the Company recording a $3.1 million gain on the sale of stock in Nishikawa Rubber Co., Ltd. in the third quarter of 2007. In addition, the Company recorded foreign currency losses during the third quarter of 2008 compared to foreign currency gains in the third quarter of 2007. Other — net decreased by $8.7 million for the first nine months of 2008 compared to 2007 as a result of the $4.2 million gain on the sale of a corporate aircraft in the first quarter of 2007 and the gain on the sale of stock in Nishikawa Rubber Co., Ltd. in the third quarter of 2007.
For the quarter ended September 30, 2008, the Company recorded an income tax benefit for continuing operations of $2.3 million and for the nine-month period ended September 30, 2008, the Company recorded an income tax benefit of $1.9 million.
The effective tax rate for the quarter and nine-month period ended September 30, 2008 for continuing operations is -1.5 percent and -0.8 percent, respectively, exclusive of discrete items, using a forecasted jurisdictional annual effective rate. For comparable periods in 2007, the effective tax rate for continuing operations, exclusive of discrete items, was 6.9 percent and 18.4 percent, respectively. The change in the tax rate, exclusive of discrete items, relates primarily to the recording of a valuation allowance for the anticipated U.S. net operating loss that exceeds the carry back capacity, a change in the net U.S. deferred tax assets position, and the mix of earnings or loss by jurisdiction as compared to 2007.
The Company continues to maintain a valuation allowance pursuant to SFAS No. 109, “Accounting for Income Taxes,” on its net U.S. deferred tax asset position. The valuation allowance will be maintained as long as it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the U.S., the Company has recorded significant deferred tax assets, the largest of which relates to products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains an $80.9 million valuation allowance for the portion of U.S. deferred tax assets exceeding its U.S. deferred tax liabilities. In addition the Company has recorded valuation allowances of $0.9 million for deferred tax assets associated with initial start-up losses in foreign jurisdictions.
Results from discontinued operations include a tax benefit of $13.9 million for the three months and nine months ended September 30, 2007 related to the partial release of a tax valuation allowance. Due to the certainty created by the October 2007 sale of Oliver Rubber Company, the Company revised its judgment regarding the realization of certain deferred tax assets associated with tax attribute carryforwards.

Income from discontinued operations, net of tax, decreased $12.5 million in the third quarter of 2008 from the third quarter of 2007. During the third quarter of 2007, the Company recorded expenses of $2.3 million, net of tax, related to its former automotive products operation for a change in control severance payment and an adjustment to the selling price corresponding to an increase in the valuation of a long-term obligation it retained after the sale. The operations of the Oliver Rubber subsidiary generated net income of $0.7 million for the third quarter of 2007. The $13.9 million partial release of the tax valuation allowance was discussed above. For the nine months ended September 30, 2008, income from discontinued operations, net of tax, decreased $15.5 million due primarily to the partial release of the tax valuation allowance in 2007. Expenses associated with the former automotive operations, net of tax, totaled $1.9 million in 2007 and the Oliver Rubber subsidiary generated income, net of tax, of $3.6 million in 2007.
North American Tire Operations Segment

	Three months ended September 30			Nine months ended September 30
	2007	Change	2008	2007	Change	2008
(Dollar amounts in millions)
Sales	$576.3	1.7%	$586.2	$1,624.5	0.4%	$1,631.4

Operating profit (loss)	$26.9	n/m	$(51.1)	$74.4	n/m	$(64.9)

United States unit shipments changes:
Passenger tires Segment		-12.1%			-13.4%
RMA members		-8.2%			-5.7%
Total Industry		-3.6%			-1.7%

Light truck tires Segment		-22.3%			-13.4%
RMA members		-18.2%			-11.1%
Total Industry		-18.0%			-12.3%

Total light vehicle tires Segment		-14.1%			-13.4%
RMA members		-9.6%			-6.4%

Total Industry		-5.7%			-3.2%
Total segment unit sales changes		-4.9%			-7.6%
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
Sales
Sales of the North American Tire Operations segment increased $9.9 million, or 1.7 percent, in the third quarter of 2008 from levels in 2007. The increase in sales was a result of improved pricing and mix ($67.9 million), offset by lower unit volume ($58.0 million). The improved pricing was the result of price increases implemented during 2007 and 2008. The improved mix was primarily the result of increased sales volumes of the Cooper brand, which continues to gain market share. The segment also increased its sales of winter tires and shipments to Canada and Mexico. The product segments with the largest declines were broadline and light truck.
In the United States, the segment’s unit sales of total light vehicle tires decreased 14.1 percent in the third quarter of 2008 compared to the third quarter of 2007. This decrease exceeded the 9.6 percent decrease in total light vehicle shipments experienced by all members of the Rubber Manufacturers Association (“RMA”), and also exceeded the 5.7 percent decrease in total light vehicle shipments for the total industry (which includes an estimate for non-RMA members) for the quarter. The industry decrease in light vehicle tire units was due to macroeconomic conditions in the United States in which higher fuel prices and recession concerns have caused reduced replacement tire purchases. A portion of the difference between the industry and Company’s performance was the decision made by the Company to eliminate one brand and to exit unprofitable lines of business. Sales to both private brand distributors and to wholesale channel customers decreased, as competition increased in these price sensitive channels.
Sales of the North American Tire Operations segment increased $6.9 million, or 0.4 percent, in the first nine months of 2008 from levels in 2007. The increase in sales was a result of improved pricing and mix ($182.8 million), offset by lower unit volume ($175.9 million). The improved pricing was the result of price increases implemented during 2007 and 2008. The improved mix was primarily the result of increased sales volumes of the Cooper brand, which continues to gain market share, while unit sales to private brand distributors showed declines over the prior year. The segment also increased its sales of winter tires and showed decreased unit sales in broadline and light truck tires.
In the United States, the segment’s unit shipments of total light vehicle tires decreased 13.4 percent in the first nine months of 2008 compared to the same period in 2007. This decrease exceeded the 6.4 percent decrease in total light vehicle shipments experienced by all members of the RMA, and also exceeded the 3.2 percent decrease in total light vehicle shipments for the total industry for the first nine months. The industry decrease in light vehicle tire units was primarily due to the macroeconomic conditions in North America. Higher fuel prices and recession concerns have caused reduced replacement tire purchases. Volumes in the segment decreased more significantly than the industry due to a tougher comparable as the segment benefited in 2007 from a competitor’s strike. Further impacting the segment’s volumes were strategic decisions made by the Company to eliminate one brand and to exit unprofitable lines of business. Sales to both private brand distributors and to wholesale channel customers decreased, as competition increased in these price sensitive channels.
Operating Profit
Segment operating profit decreased $78.0 million in the third quarter of 2008 from the level in the third quarter of 2007. The decrease in operating profit was partly due to lower unit volumes ($13.2 million), higher raw material costs ($103.9 million) and higher utility costs ($3.5 million). During the third quarter of 2008, the hurricanes which hit the Gulf Coast region of the United States impacted the ability of certain suppliers to provide sufficient raw materials to the segment, causing the segment to curtail production at its four manufacturing facilities and resulting in decrease in operating profit ($9.3 million). These decreases were partially offset by improved pricing and mix ($40.9 million), lower products liability costs ($7.9 million) and lower incentive-related compensation expense.
The segment determines its inventory costs using the last-in, first-out (“LIFO”) method. During the third quarter of 2007, inventory levels declined and resulted in the segment recognizing a $14.2 million benefit from inventory liquidations in the quarter. There was no similar benefit recorded in the third quarter of 2008.
Segment operating profit decreased $139.3 million in the nine months ended September 30, 2008 from the level in the same period of 2007. The decrease in operating profit was due to lower unit volumes ($35.6 million), higher raw material costs ($179.5 million), higher utility and maintenance costs ($10.7 million), higher products liability costs ($8.7 million) and LIFO liquidations in 2007 ($14.2 million). Production curtailments caused by a shortage of a certain raw material in the second quarter of 2008 and raw material shortages caused by the hurricanes in the third quarter of 2008 negatively impacted operating profit ($22.3 million). These decreases were partially offset by improved pricing and mix ($115.5 million), restructuring charges recorded in the first nine months of 2007 ($3.3 million) and lower incentive-related compensation expense.

Factors in global commodity markets are driving record-high raw material prices, specifically in natural and synthetic rubber as well as other petroleum-based materials. These high prices, coupled with the use of last-in, first-out (“LIFO”) cost flow assumptions for inventory accounting in North America, have contributed to decreased earnings. The LIFO accounting method charges the most recent costs against sales and, in periods of rising raw material costs, results in lower profits compared to other inventory accounting methods. When costs moderate, the North American operations will more quickly experience lower charges to cost of goods sold than would be reported under other inventory costing methods.
A combination of events during the first nine months of 2008 resulted in an increase in products liability costs of $8.7 million. Details of the methodology used to calculate the products liability reserve are discussed in the Notes to Consolidated Financial Statements.
Segment Outlook
The segment has lowered its expectations for profitability for the remainder of 2008. Total industry sales volumes are projected to remain soft. While fuel prices have been declining recently, the current economic environment and recession concerns affect the consumer resulting in fewer miles driven and lower tire purchases. The segment has targeted market opportunities in profitable products and channels that are planned to improve the segment’s performance in comparison to the industry.
Manufacturing operations in North America should continue to improve during the remainder of 2008 and into 2009 as Six Sigma, LEAN, automation and other projects are implemented. These efforts, in addition to the increased sourcing of tires from lower cost countries, are expected to improve the Company’s cost competitiveness. During the fourth quarter, the Company expects to curtail production to manage its inventory levels. The Company announced a network capacity study that will be completed not later than early 2009. This study is likely to result in restructuring, including capacity consolidation or geographical shifts to production.
During the third quarter the Company invested in a manufacturing facility in Mexico. This facility will continue to increase its shipments of tires to the United States as well as supporting expansion in the Mexican market.
The price of natural rubber and petroleum-based raw materials reached historic highs during the first nine months of 2008. The cost of steel, another significant commodity for the Company, also increased during this period. Raw material costs have been declining in recent weeks and this trend is expected to continue into 2009.
International Tire Operations Segment

	Three months ended September 30			Nine months ended September 30
	2007	Change	2008	2007	Change	2008
(Dollar amounts in millions)
Sales	$235.8	20.7%	$284.7	$653.3	22.4%	$799.4

Operating profit	$7.2	0.0%	$7.2	$25.1	-19.9%	$20.1

Unit sales change		12.7%			19.6%

Overview
The International Tire Operations segment manufactures and markets passenger car, light truck and motorcycle tires for the replacement market, as well as racing tires and tire retread materials, in Europe. The segment’s Cooper Chengshan joint venture manufactures and markets passenger car and light truck radial tires as well as radial and bias medium truck tires in the Asian market. The segment’s Cooper Kenda joint venture manufactures tires to be exported to markets outside of China. Until May 2012, all of the tires produced by this joint venture will be exported and sold through the Company and its affiliates.
Sales
Sales of the International Tire Operations segment increased $48.9 million, or 20.7 percent, in the third quarter of 2008 compared to the third quarter of 2007. The foreign currency impact of a weakened United States dollar particularly in relation to the British pound and the Chinese renminbi increased sales $4.3 million in the third quarter of 2008. The remainder of the increase in sales in the third quarter of 2008 compared to the third quarter of 2007 was due to higher unit volumes ($15.9 million), primarily from the start-up of Cooper Kenda, and improved net pricing and mix ($28.7 million).
Sales of the International Tire Operations segment increased $146.1 million, or 22.4 percent, in the first nine months of 2008 compared to the same period in 2007. The foreign currency impact of a weakened United States dollar particularly in relation to the British pound and the Chinese renminbi increased sales $36.0 million in the first nine months of 2008. The remainder of the increase in sales in the first nine months of 2008 compared to the first nine months of 2007 was due to higher unit volumes ($68.4 million), primarily from the start-up of Cooper Kenda, continued growth in the Chinese markets and improved net pricing and mix ($41.7 million).
Operating Profit
Operating profit for the segment in the third quarter of 2008 was the same as the same period of 2007. The impacts of higher unit volumes ($3.4 million) and improved net pricing and mix ($29.9 million) were offset by higher raw material costs ($33.4 million). Operating profit in the quarter was also affected by the Olympics held in Beijing whereby power availability across much of China was curtailed. These restrictions affected the segment’s sales as the reduced economic activity lowered tire purchases by several key customer channels and also caused higher utility costs and curtailed manufacturing at the segment’s Chinese tire plants.
Operating profit for the segment in the first nine months of 2008 was $5.0 million lower than in 2007. The impacts of the higher unit volumes ($11.8 million) and improved net pricing and mix ($59.8 million) were offset by higher raw material costs ($65.3 million), higher utility costs in China and Europe, higher advertising costs in Asia and higher expenses related to the continued start-up of Cooper Kenda. During 2007, the segment recorded a gain on the sale of land in Europe ($2.2 million).
Segment Outlook
The segment is cautious regarding its opportunities for the remainder of 2008.
In Europe, the focus will continue on growing the Cooper and Avon brands in profitable channels using performance and niche products. The manufacturing facility in Melksham, England will concentrate on high performance, racing and motorcycle products. Additional opportunities for outsourced products from low cost suppliers will be explored to supply customer needs.
The segment intends to grow in both radial medium truck and passenger tire sales in China. This growth will be focused in profitable channels and products and should continue to elevate the Company’s brands in Asia.

The ramp up of production at Cooper Kenda’s greenfield plant will continue in 2008 and the facility expects to produce nearly 2.5 million tires during the year. These tires are exported from China primarily to North America.
The operations at Cooper Chengshan are expected to continue improving and expanding through the rest of the year. Expansions are underway to increase tire production capacities to meet the high demand for consumer and commercial tires in Asia.
Outlook for Company
Current macroeconomic conditions around the globe have created intense challenges for the Company. Tire demand has decreased and raw material costs reached historic highs during the first nine months of 2008.
The Company is fully committed to its long-term strategy to build a sustainable and cost competitive supply of tires, profitably grow its business and increase its organizational capabilities. The Company believes it has the financial strength to pursue these goals during the remainder of 2008 and beyond, but also believes it is prudent to increase its level of caution in executing the plan. Therefore, it has significantly reduced planned capital expenditures.
The Company continues to monitor its spending and has increased its focus on delivering cost improvements during 2008, with many initiatives already in place. These efforts, along with success in implementing price increases and declining raw material prices, provide support for the Company’s belief that results will be appreciably more favorable as the economy improves.
The value of investments in the Company’s pension trusts have decreased during the recent market turmoil. If investment values remain at these levels or decline further, the Company anticipates both pension expense and pension funding will increase materially in the future. The Company could also experience a material adverse change to its Consolidated Balance Sheet which would include an increase to Other long-term liabilities and a corresponding decrease in Stockholders’ equity through Other comprehensive income.
Liquidity and Capital Resources
Generation and uses of cash — Net cash used in operating activities of continuing operations was $155.3 million in the first nine months of 2008 compared to the $280.1 million provided in the first nine months of 2007. Income after adjustments for non-cash items decreased $131.0 million. Changes in operating assets and liabilities, primarily the increase in inventories, consumed $207.6 million of cash in 2008 versus a cash generation of $96.8 million in 2007.
Net cash used in investing activities during the first nine months of 2008 reflects capital expenditures of $100.6 million and the final payment of $6.0 million associated with the purchase of Cooper Chengshan. The available-for-sale securities purchased in 2007 were sold during 2008. During the third quarter of 2008, the Company received $107.0 million as a result of exercising its put option on its investment in Kumho Tire Co., Inc. Also during the third quarter, the Company invested $25.5 million in a manufacturing facility in Mexico.
Net cash used in investing activities during the first nine months of 2007 reflects capital expenditures of $103.8 million and investments in available-for-sale securities of $50.1 million. The Company made two payments related to the purchase of Cooper Chengshan during the third quarter of 2007. Proceeds from the sale of assets related primarily to the sale of a corporate aircraft and of a stock investment in 2007.
The issuance of debt in 2008 relates to the Company’s operations in China. During the first nine months of 2007, the Company’s Cooper Kenda joint venture received $11.8 million from its joint venture partner and the joint venture received $4.3 million during the first nine months of 2008.

During the first nine months of 2008, the Company repurchased $14.3 million of its senior notes due in December 2009 and has remaining authorization to repurchase $104 million of debt. Also during the first nine months of 2008, the Company repurchased 803,300 shares of its common stock for $13.9 million and has remaining authorization of $40 million for share repurchases. The Company has temporarily suspended its debt and share repurchase programs.
Dividends paid on the Company’s common shares during the first nine months of 2007 and 2008 were $19.6 million and $18.6 million, respectively. During the first nine months of 2007, stock options were exercised to acquire 1,236,660 shares of common stock while in 2008, there were 19,192 stock options exercised.
Available credit facilities — The Company has a revolving credit facility with a consortium of six banks that provides up to $200 million in credit facilities and expires November 9, 2012. The Company also has an accounts receivable securitization facility with a $125 million limit with a September 2010 maturity. These credit facilities do not contain any significant financial covenants.
Available cash and contractual commitments — At September 30, 2008, the Company had cash and cash equivalents of $264.0 million. The majority of the Company’s cash is invested in three large 2a-7 registered money market funds, rated AAA. The Company’s additional borrowing capacity through use of its credit agreement with its bank group and its accounts receivable securitization facility at September 30, 2008 was approximately $254.0 million and is subject to the amount of available qualified collateral and the amount of letters of credit issued from time to time which are backed by these facilities.
The Company expects capital expenditures for 2008 to be in the $140 to $160 million range of which approximately $75 million will be in consolidated subsidiaries where the Company’s ownership is at or near 50 percent.
The following table summarizes the long-term debt of the Company at September 30, 2008:

Parent company
7.75% unsecured notes due December 2009	$96.9
8% unsecured notes due December 2019	173.6
7.625% unsecured notes due March 2027	116.9
Capitalized leases and other	5.1

392.5
Subsidiaries
5.58% unsecured notes due March 2009	17.5
5.67% unsecured notes due April 2009	21.9
6.185% unsecured notes due August 2009	1.0
6.318% unsecured notes due August 2009	5.8
6.196% unsecured notes due September 2009	0.5
6.48% unsecured notes due September 2009	4.1
6.135% unsecured notes due February 2010	3.2
6.804% unsecured notes due February 2010	7.3
7.56% unsecured notes due June 2011	4.3
7.56% unsecured notes due September 2011	4.4

70.0
Less current maturities	50.8

$411.7

At September 30, 2008, the current portion of long-term debt was $50.8 million. All of the debt reflected under subsidiaries above relates to the Asian subsidiaries where the Company’s ownership is at or near 50 percent. The subsidiaries plan to refinance the debt at maturity.
Contingencies
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its balance sheet in excess of amounts recorded at September 30, 2008. The Company is aggressively managing its products liability costs.
On May 13, 2008, the U.S. District Court for the Northern District of Ohio entered an Order holding that a series of pension and insurance agreements negotiated by the Company and its various union locals over the years conferred vested lifetime health care benefits upon certain Company hourly retirees which are not subject to the caps negotiated by the parties. The Company and the union locals negotiated the caps on contributions the Company paid for retiree medical benefits. Subsequent to the Order, the Court granted plaintiff’s motion for class certification. Currently, the Company is simultaneously pursuing an appeal of the Order to the Sixth Circuit Court of Appeals and reviewing other means of satisfactorily resolving the case. While there is a possibility of a materially adverse impact on the Company’s balance sheet and on future charges to operations and cash flows as the related claims are incurred, management is not presently able to predict the ultimate resolution of this matter. Accordingly, no accrual has been recorded for this issue.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk at September 30, 2008 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2007.
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
There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. Litigation of this type has increased significantly throughout the tire industry following the Firestone tire recall announced in 2000. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its balance sheet in excess of amounts recorded at September 30, 2008.
On May 13, 2008, the U.S. District Court for the Northern District of Ohio entered an Order holding that a series of pension and insurance agreements negotiated by the Company and its various union locals over the years conferred vested lifetime health care benefits upon certain Company hourly retirees which are not subject to the caps negotiated by the parties. The Company and the union locals negotiated the caps on contributions the Company paid for retiree medical benefits. Subsequent to the Order, the Court granted plaintiff’s motion for class certification. Currently, the Company is simultaneously pursuing an appeal of the Order to the Sixth Circuit Court of Appeals and reviewing other means of satisfactorily resolving the case. While there is a possibility of a materially adverse impact on the Company’s balance sheet and on future charges to operations and cash flows as the related claims are incurred, management is not presently able to predict the ultimate resolution of this matter. Accordingly, no accrual has been recorded for this issue.
Item 1A. RISK FACTORS
Included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2007 was a listing of risk factors to be considered when making investment decisions with respect to the Company’s securities. The Company has updated these risk factors related to the Company and its subsidiaries and the complete listing is included below.
The Company is facing heightened risks due to the current business environment.
Challenges in the current business environment due to the volatility of raw material costs and disruptions in the capital markets present heightened risks to the Company. The deterioration in the macroeconomic environment, including disruptions in the credit markets, is also impacting the Company’s customers and retail consumers. Depending upon the severity and duration of these factors, the Company’s profitability and liquidity position could be negatively impacted.
Pricing volatility for raw materials, including rubber and carbon black, could result in increased costs and may affect the Company’s profitability.
The pricing volatility for natural rubber and petroleum-based materials contribute to the difficulty in managing the costs of raw materials. Costs for certain raw materials used in the Company’s operations, including natural rubber, chemicals, carbon black, steel reinforcements and synthetic rubber remain at high levels. Increasing costs for raw materials supplies will increase the Company’s production costs and harm its margins and results of operations if the Company is unable to pass the higher production costs on to its customers in the form of price increases.
Further, if the Company is unable to obtain adequate supplies of raw materials in a timely manner, its operations could be interrupted. Recently, the severity of hurricanes and the consolidation of the supplier base have had an impact on the availability of raw materials.

If the price of natural gas or other energy sources increases, the Company’s operating expenses could increase significantly.
The Company’s eight manufacturing facilities rely principally on natural gas, as well as electrical power and other energy sources. High demand and limited availability of natural gas and other energy sources have resulted in significant increases in energy costs in the past several years, which have increased the Company’s operating expenses and transportation costs. Overall, the Company’s energy costs were at high levels on average during 2008. Increasing energy costs would increase the Company’s production costs and adversely affect its margins and results of operations.
Further, if the Company is unable to obtain adequate sources of energy, its operations could be interrupted.
The Company’s industry is highly competitive, and it may not be able to compete effectively with low-cost producers and larger competitors.
The replacement tire industry is a highly competitive, global industry. Some of the Company’s competitors are large companies with relatively greater financial resources. Some of the Company’s competitors have operations in lower cost countries. Increased competitive activity in the replacement tire industry has caused, and will continue to cause, pressures on the Company’s business. The Company’s ability to compete successfully will depend in part on its ability to reduce costs by reducing excess capacity, leveraging global purchasing of raw materials, improving productivity, eliminating redundancies and increasing production at low-cost supply sources. If the Company is unable to offset continued pressures with improved operating efficiencies and reduced spending, its sales, margins, operating results and market share would decline.
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
The Company has operations worldwide, including in the U.S., the United Kingdom, continental Europe, Mexico and Asia (primarily in China). Recently, the Company has expanded its operations in Asia, constructed a manufacturing plant in China and invested in a tire manufacturing facility in Mexico. There are a number of risks in doing business abroad, including political and economic uncertainty, social unrest, shortages of trained labor and the uncertainties associated with entering into joint ventures or similar arrangements in foreign countries. These risks may impact the Company’s ability to expand its operations in Asia and elsewhere and otherwise achieve its objectives relating to its foreign operations. In addition, compliance with multiple and potentially conflicting foreign laws and regulations, import and export limitations and exchange controls is burdensome and expensive. The Company’s foreign operations also subject it to the risks of international terrorism and hostilities and to foreign currency risks, including exchange rate fluctuations and limits on the repatriation of funds.

The Company’s expenditures for pension and other postretirement obligations could be materially higher than it has predicted if its underlying assumptions prove to be incorrect.
The Company provides defined benefit and hybrid pension plan coverage to union and non-union U.S. employees and a contributory defined benefit plan in the U.K. The Company’s pension expense and its required contributions to its pension plans are directly affected by the value of plan assets, the projected and actual rates of return on plan assets and the actuarial assumptions the Company uses to measure its defined benefit pension plan obligations, including the discount rate at which future projected and accumulated pension obligations are discounted to a present value. The Company could experience increased pension expense due to a combination of factors, including the decreased investment performance of its pension plan assets, decreases in the discount rate, increases in the salary increase rate and changes in its assumptions relating to the expected return on plan assets. The Company could also experience increased other postretirement expense due to decreases in the discount rate and/or increases in the health care trend rate.
Increases in the Company’s pension expense could have a significant negative impact on its profitability and liquidity. Based on current guidelines, assumptions and estimates, including stock market prices and interest rates, the Company anticipates that it may be required to make a cash contribution of approximately $40 million to its defined benefit and hybrid pension plans in 2008. If the Company’s current assumptions and estimates are not correct, a contribution in years beyond 2008 may be greater than the projected 2008 contribution.
The value of investments in the Company’s pension trusts have decreased during the recent market turmoil. If investment values remain at these levels or decline further, the Company anticipates both pension expense and pension funding will increase materially in the future. The Company could also experience a material adverse change to its Consolidated Balance Sheet which would include an increase to Other long-term liabilities and a corresponding decrease in Stockholders’ equity through Other comprehensive income.
The Financial Accounting Standards Board may propose changes to the current manner in which pension and other postretirement benefit plan costs are expensed. These changes could result in higher pension and other postretirement costs.
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
Beginning with the third quarter, 2003, the TREAD Act required that all tire companies submit quarterly data to NHTSA on fatalities, injuries and property damage claims on tires. On July 22, 2008, the U.S. District Court of Appeals for the District of Columbia Circuit ruled that this data is not subject to automatic exemption from disclosure made in response to requests under the Freedom of Information Act. Consequently, the Company’s data, which is unverified at the time of submission to NHTSA, may be made public in the near future. The impact, if any, of this release on current or future litigation or on future sales is not known at this time.

Any interruption in the Company’s skilled workforce could impair its operations and harm its earnings and results of operations.
The Company’s operations depend on maintaining a skilled workforce and any interruption of its workforce due to shortages of skilled technical, production and professional workers could interrupt the Company’s operations and affect its operating results. Further, a significant number of the Company’s U.S. employees are currently represented by unions. The labor agreement at Findlay was set to expire at the end of October and on October 31, 2008, the Company announced an agreement had been reached to extend the contract with United Steelworkers Local 207L until midnight on November 21, 2008 to allow more time for discussions. The labor agreement at Texarkana does not expire until April 2010. Although the Company believes that its relations with its employees are generally good, the Company cannot provide assurance that it will be able to successfully maintain its relations with its employees or its collective bargaining agreements with those unions. If the Company fails to extend or renegotiate its agreements with the labor unions on satisfactory terms, or if its unionized employees were to engage in a strike or other work stoppages, the Company’s business and operating results could suffer.
The Company has a risk of exposure to products liability claims which, if successful, could have a negative impact on its financial position, cash flows and results of operations.
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
Those claims may result in material losses in the future and cause the Company to incur significant litigation defense costs. Further, the Company cannot provide assurance that its insurance coverage will be adequate to address any claims that may arise. A successful claim brought against the Company in excess of its available insurance coverage may have a significant negative impact on its business and financial condition.
Further, the Company cannot provide assurance that it will be able to maintain adequate insurance coverage in the future at an acceptable cost or at all.
The Company may be unable to access the capital markets.
The Company periodically requires access to the capital markets as a significant source of liquidity for capital requirements that it cannot satisfy by cash on hand or operating cash flows. Various factors, including a deterioration of the Company’s credit ratings or its business or financial condition, could impair its access to the capital markets. Turmoil in the capital markets or downgrades in the Company’s credit ratings would require it to pay a higher interest rate for future borrowing needs and any new borrowing facilities that the Company enters into may have stricter terms. Additionally, any inability to access the capital markets, including the ability to refinance existing debt when due, could require the Company to defer critical capital expenditures, reduce spending in areas of strategic importance, sell important assets or, in extreme cases, seek protection from creditors.
If assumptions used in developing the Company’s strategic plan are inaccurate or the Company is unable to execute its strategic plan effectively, its profitability and financial position could decline.
In February 2008, the Company announced its strategic plan. There are four pillars included in the strategic plan:
     Build a sustainable, competitive cost position,
     Secure cost effective supply,
     Drive top line growth, and
     Build bold capabilities and enablers to support strategic goals.

In October 2008 the Company announced a network capacity study for its United States operations that will be completed by January 2009. This study has been triggered by recent market supply and demand conditions.
If the assumptions used in developing the strategic plan vary significantly from actual conditions and/or the Company does not successfully execute specific tactics supporting the plan, the Company’s sales, margins and profitability could be harmed.
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
The Company may finance any future acquisitions, including those that are part of its Asian strategy, from internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. Future acquisitions may involve the expenditure of significant funds and management time. In connection with its acquisition of Cooper Chengshan, beginning January 1, 2009 and continuing through December 31, 2011, the minority interest partner has the right to sell and, if exercised, the Company has the obligation to purchase, the remaining 49 percent minority interest share at a minimum price of $62.7 million. Future acquisitions may also require the Company to increase its borrowings under its bank credit facilities or other debt instruments, or to seek new sources of liquidity. Increased borrowings would correspondingly increase the Company’s financial leverage, and could result in lower credit ratings and increased future borrowing costs.

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
The realizability of deferred tax assets may affect the Company’s profitability and cash flows.
A valuation allowance is required to be recorded pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” when, based upon an assessment which is largely dependent upon objectively verifiable evidence including recent operating loss history, expected reversal of existing deferred tax liabilities and tax loss carry back capacity, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the U. S., the Company has recorded significant deferred tax assets, the largest of which relate to tax attribute carryforwards, products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relate to accelerated depreciation. Based upon this assessment, the Company recorded a valuation allowance for the portion of U.S. deferred tax assets exceeding deferred tax liabilities. Activities in 2008 have reduced this valuation allowance to $80.9 million at September 30, 2008 and resulted in credits to tax expense for 2008. The pension liability and associated deferred tax asset adjustment recorded to equity as a result of adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” accounts for $49.0 million of the total valuation allowance at the end of the third quarter 2008.
The impact of new accounting standards on determining pension and other postretirement benefit plans’ expense may have a negative impact on the Company’s results of operations.
The Company adopted SFAS No. 158 in December 2006 and the statement of financial position reflects the impacts of this accounting standard.
The Financial Accounting Standards Board is considering the second part of its review of accounting for pension and postretirement benefit plans. This second phase of this project may result in changes to the current manner in which pension and other postretirement benefit plan costs are expensed. These changes could result in higher pension and other postretirement costs.

There are risks associated with the Company’s global strategy of using joint ventures and partially owned subsidiaries.
The Company’s strategy includes expanding its global footprint through the use of joint ventures and other partially owned subsidiaries. These entities operate in countries outside of the U.S., are generally less well capitalized than the Company and bear risks similar to the risks of the Company. However, there are specific additional risks applicable to these subsidiaries and these risks, in turn, add potential risks to the Company. Such risks include: somewhat greater risk of sudden changes in laws and regulations which could impact their competitiveness, risk of joint venture partners or other investors failing to meet their obligations under related shareholders’ agreements and risk of being denied access to the capital markets which could lead to resource demands on the Company in order to maintain or advance its strategy. If the Company is called upon to provide capital and is unable to do so, insolvency of the related entity could result.
The two consolidated Chinese joint ventures have been financed in part using multiple loans from several lenders to finance facility construction, expansions and working capital needs. These loans are generally for terms of three years or less. Therefore, debt maturities occur frequently and access to the capital markets is crucial to their ability to maintain sufficient liquidity to support their operations.
The minority investment in a tire plant in Mexico, which is not consolidated with the Company’s results, is being funded largely by loans from the Company. The amount of such loans fluctuates with its results of operations and working capital needs and its ability to repay the existing loans is heavily dependent upon successful operations and cash flows.
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

November 7, 2008
(Date)