Form 10-K
period 2008-12-31
COOPER TIRE & RUBBER CO
filed 2009-02-26
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008

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

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.               [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer	[X] Accelerated filer	[ ] Non-accelerated filer	[ ] Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

The aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2008 was $455,673,829.

The number of shares outstanding of the registrant’s common stock as of January 31, 2009 was 58,932,281.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information from the registrant’s definitive proxy statement for its 2009 Annual Meeting of Stockholders is hereby incorporated by reference into Part III, Items 10 – 14, of this report.

1

COOPER TIRE & RUBBER COMPANY – FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Cooper was incorporated in the state of Delaware in 1930 as the successor to a business originally founded in 1914. Based in Findlay, Ohio, Cooper currently operates 8 manufacturing facilities and 40 distribution centers in 10 countries. As of December 31, 2008, the Company employed 13,311 persons worldwide.

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

The segment operates in a highly competitive industry, which includes Bridgestone Corporation, Goodyear Tire & Rubber Company and Groupe Michelin. These competitors are substantially larger than the Company and serve OEMs as well as the replacement portion of the tire market. The segment also faces competition from low-cost producers in Asia and South America. Some of those producers are foreign subsidiaries of its competitors in North America. The segment had a market share in 2008 of approximately 13 percent of all light vehicle replacement tire sales in the United States. A small percentage of the products manufactured by the segment in the United States are exported throughout the world.

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

International Tire Operations Segment

The International Tire Operations segment has manufacturing facilities in the United Kingdom and China. The segment has two sales offices and an administrative office in China through which it is managing and developing the Company’s increasing commercial relationships in Asia.

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

In China, the segment currently produces passenger car, bias, radial light and medium truck tires, and off-the-road tires. These products are manufactured for export to Europe and North America and are also marketed to dealers in the replacement tire market within China. Only a small percentage of the tires manufactured in China are sold to OEMs.

The segment has a joint venture with an Asian partner and has constructed a manufacturing plant in China. Production in this facility commenced in the first quarter of 2007. In addition, the segment currently has a manufacturing supply agreement with an Asian manufacturer to provide entry-level passenger tires from China for distribution in the European market.

As in North America, the segment operates in a highly competitive industry, which includes Bridgestone Corporation, Goodyear Tire & Rubber Company and Groupe Michelin. These competitors are substantially larger than the Company and serve OEMs as well as the replacement portion of the tire market. The segment also faces competition from low-cost producers in Asia.

Discontinued Operations

The discontinued operations as reported in this Form 10-K include the operations of Cooper-Standard Automotive (formerly the Automotive segment), which was sold on December 23, 2004, and the operations of the Oliver Rubber Company (formerly a subsidiary which was part of the North American Tire Operations segment), which was sold on October 5, 2007.

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

The Company experienced significant increases in the costs of certain of its principal raw materials during 2008 when compared with the levels experienced during 2007. Approximately 65 percent of the Company’s raw materials are petroleum-based and crude oil continued its upward trend by setting new price highs in the third quarter of 2008. Natural rubber prices also peaked at all-time highs during 2008. The increases in the cost of natural rubber and petroleum-based materials were the most significant drivers of higher raw material costs during the year. In the fourth quarter of 2008 the pricing of certain commodities began to decline. The pricing volatility of these commodities contributes to the difficulty in managing the costs of raw materials.

During 2008 the Company experienced difficulties in obtaining some of the raw materials it uses in production. These shortages were initially driven by changes in the quantity of production of certain raw materials by the Company’s suppliers. This situation was further exacerbated in the third quarter by the impacts of Hurricane Ike in the gulf region of the United States.

The Company’s International Tire Operations pre-purchased significant amounts of raw materials, particularly natural rubber during a period when prices for these commodities were high. This was done with the intent of assuring supply and minimizing future cost increases. At the end of 2008 demand for tires severely declined affecting the rate at which these raw materials could be used. The Company was required to record a charge of $5.8 million related to these raw materials at the end of 2008 to adhere to lower of cost or market accounting principles.

The Company has a purchasing office in Singapore to acquire natural rubber and various raw materials directly from producers in Southeast Asia. This purchasing operation enables the Company to work directly with producers to continually improve consistency and quality and to reduce the costs of materials, transportation and transactions.

The Company is an equity investor in RubberNetwork.com LLC, which was established by the major manufacturers in the tire and rubber industry to achieve cost savings through increased efficiencies and opportunities for relevant benchmarking in the procurement and processing of raw materials, indirect materials and services through the application of strategic sourcing and supply chain management. The Company recognized significant savings in purchasing certain raw materials, indirect materials and services through the use of this procurement method during 2008.

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

Working Capital

The Company’s working capital consists mainly of inventory, accounts receivable, and accounts payable. These working capital accounts are closely managed by the Company. Inventories turn regularly, but typically increase during the first half of the year before declining as a result of increased sales in the second half. Inventory balances as presented on the balance sheet are valued at a Last In First Out (LIFO) basis for the North American segment. Accounts receivable and accounts payable are also affected by this business cycle, typically requiring the Company to have greater working capital needs during the second and third quarters. The Company engages in a rigorous credit analysis of its customers and monitors their financial positions. The Company will offer incentives to certain customers to encourage the payment of account balances prior to their scheduled due dates.

At December 31, 2008, the Company held cash of $248 million. The Company’s finished goods inventory at December 31, 2008 is higher than in the prior year as the Company built inventory to improve customer service levels. The reduced demand in the replacement tire industry due to the global economic slowdown has also contributed to higher finished goods and raw materials inventories.

Research, Development and Product Improvement

The Company directs its research activities toward product development, improvements in quality and operating efficiency. The Company conducts extensive testing of current tire lines, as well as new concepts in tire design, construction and materials. During 2008, approximately 61 million miles of tests were performed on indoor test wheels and in monitored road tests. The Company has a tire and vehicle test track in Texas that assists with the Company’s testing activities. Uniformity equipment is used to physically monitor its manufactured tires for high standards of ride quality. The Company continues to design and develop specialized equipment to fit the precise needs of its manufacturing and quality control requirements. Research and development expenditures were $23.2 million, $22.1 million and $23.1 million during 2006, 2007 and 2008, respectively.

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

The Company owns and uses tradenames and trademarks worldwide. While the Company believes such tradenames and trademarks as a group are of material importance, the trademarks the Company considers most significant to its business are those using the words “Cooper,” “Mastercraft” and “Avon.” The Company believes all of these significant trademarks are valid and will have unlimited duration as long as they are adequately protected and appropriately used. Certain other tradenames and trademarks are being amortized over the next 9 to 21 years.

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

The Company’s manufacturing facilities, like those of the industry generally, are subject to numerous laws and regulations designed to protect the environment. In general, the Company has not experienced difficulty in complying with these requirements and believes they have not had a material adverse effect on its financial condition or the results of its operations. The Company expects additional requirements with respect to environmental matters will be imposed in the future. The Company’s 2008 expense and capital expenditures for environmental matters at its facilities were not material, nor is it expected that expenditures in 2009 for such uses will be material.

Foreign Operations

The Company has a manufacturing facility, a technical center, a distribution center and its European headquarters office located in the United Kingdom. There are five distribution centers and five sales offices in Europe. The Company has two manufacturing facilities, 18 distribution centers, a technical center, two sales offices and an administrative office in China. The Company also has a purchasing office in Singapore. In Mexico, the Company has a sales office and four distribution centers.

The Company believes the risks of conducting business in less developed markets, including China and other Asian countries, are somewhat greater than in the United States, Canadian and Western European markets. This is due to the potential for currency volatility, high interest and inflation rates, and the general political and economic instability that are associated with emerging markets.

The Company’s 2008 net sales attributable to its foreign subsidiaries, and shipments of exports from the United States, approximated $1,070 million, or approximately 37 percent of consolidated net sales. Additional information on the Company’s foreign operations can be found in the “Business Segments” note to the consolidated financial statements.

Available Information

The Company makes available free of charge on or through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the U.S. Securities and Exchange Commission (“SEC”). The Company’s internet address is http://www.coopertire.com. The Company has adopted charters for each of its Audit, Compensation and Nominating and Governance Committees, corporate governance guidelines and a code of business ethics and conduct which are available on the Company’s internet website and will be available to any stockholder who requests them from the Company’s Director of Investor Relations. The information contained on the Company’s website is not incorporated by reference in this annual report on Form 10-K and should not be considered a part of this report.

Item 1A. RISK FACTORS

The Company has further updated risk factors related to the Company and its subsidiaries which follow:

The Company is facing heightened risks due to the current business environment.

The subprime mortgage crisis, decline in housing markets and disruptions in the financial markets, including the bankruptcy, restructuring, sale or acquisition of major financial institutions, may adversely affect the availability of credit already arranged, and the availability and cost of credit in the future. The disruptions in the financial markets also have affected business and consumer spending patterns. These disruptions could result in further volatility in raw material costs, reductions in sales of the Company’s products, reductions in asset values, longer sales cycles, and increased price competition, as well as reductions in the borrowing base under the Company’s credit facilities. There can be no assurances that U.S. and non-U.S. governmental responses to the disruptions in the financial markets will restore business or consumer confidence, stabilize markets or increase liquidity and the availability of credit.

The deterioration in the macroeconomic environment, including disruptions in the credit markets, is also impacting the Company’s customers and retail consumers. Similarly, these macroeconomic disruptions are also impacting the Company’s suppliers. Depending upon the severity and duration of these factors, the Company’s profitability and liquidity position could be negatively impacted.

The above factors have created overcapacity in the industry which may lead to significantly increased price competition and product discounts, resulting in lower margins in the business.

Pricing volatility for raw materials, including rubber and carbon black, could result in increased costs and may affect the Company’s profitability.

The pricing volatility for natural rubber and petroleum-based materials contribute to the difficulty in managing the costs of raw materials. Costs for certain raw materials used in the Company’s operations, including natural rubber, chemicals, carbon black, steel reinforcements and synthetic rubber remain volatile. Increasing costs for raw materials supplies will increase the Company’s production costs and affect its margins and results of operations if the Company is unable to pass the higher production costs on to its customers in the form of price increases.

Further, if the Company is unable to obtain adequate supplies of raw materials in a timely manner, its operations could be interrupted. In recent years, the severity of hurricanes and the consolidation of the supplier base have had an impact on the availability of raw materials.

If the price of natural gas or other energy sources increases, the Company’s operating expenses could increase significantly.

The Company’s eight manufacturing facilities rely principally on natural gas, as well as electrical power and other energy sources. High demand and limited availability of natural gas and other energy sources have resulted in significant increases in energy costs in the past several years, which have increased the Company’s operating expenses and transportation costs. Overall, the Company’s energy costs were at historically high levels on average during 2008. Increasing energy costs would increase the Company’s production costs and adversely affect its margins and results of operations.

Further, if the Company is unable to obtain adequate sources of energy, its operations could be interrupted.

The Company’s industry is highly competitive, and it may not be able to compete effectively with low-cost producers and larger competitors.

The replacement tire industry is a highly competitive, global industry. Some of the Company’s competitors are large companies with relatively greater financial resources. Some of the Company’s competitors have operations in lower-cost countries. Increased competitive activity in the replacement tire industry has caused, and will continue to cause, pressures on the Company’s business. The Company’s ability to compete successfully will depend in part on its ability to reduce costs by reducing excess capacity, leveraging global purchasing of raw materials, improving productivity, eliminating redundancies and increasing production at low-cost supply sources. If the Company is unable to offset continued pressures with improved operating efficiencies and reduced spending, its sales, margins, operating results and market share would decline.

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

The market turmoil described in the first Risk factor above has caused disruption in the capital markets and losses during 2008 in the Company’s pension investments. At December 31, 2008, on a global basis, the Company’s pension funds obligations measured on a projected benefit obligation basis, exceeded plan assets by $269 million compared to underfunding of $43 million at the end of 2007. The Company expects global pension funding of between $45 million and $50 million in 2009 and, based on current assumptions, higher levels in 2010 and thereafter.

In the event of further declines in the market value of the Company’s pension assets, the Company could experience changes to its Consolidated Balance Sheet which would include an increase to Other long-term liabilities and a corresponding decrease in Stockholders’ equity through Other comprehensive income.

In connection with the closure of the manufacturing facility in Albany, Georgia, the Company has been engaged in discussions with the Pension Benefit Guarantee Corporation (“PBGC”) regarding the potential for additional pension funding obligations. The Company’s current estimates of pension funding for 2009 include amounts related to this initiative, however, if the PBGC determines additional pension funding is necessary, the Company will be required to utilize cash to make such additional contributions and such use of cash could have an adverse effect on the Company’s results of operations, cash flow and financial results.

Cooper and the United Steelworkers entered into a series of letter agreements beginning in 1991 establishing maximum annual amounts that Cooper would contribute for funding the cost of health care coverage for certain union retirees who retired after specific dates. Prior to January 1, 2004, the maximum annual amounts had never been implemented. On January 1, 2004, however, Cooper implemented the existing letter agreement according to its terms and began requiring these retirees and surviving spouses to make contributions for the cost of their health care coverage.

On April 18, 2006, a group of Cooper union retirees and surviving spouses filed a lawsuit in the U.S. District Court for the Northern District of Ohio on behalf of a purported class claiming that Cooper was not entitled to impose any contribution requirement pursuant to the letter agreements and that Plaintiffs were promised lifetime benefits, at no cost, after retirement under the terms of the union-Cooper negotiated Pension and Insurance Agreements in effect at the time that they retired.

On May 13, 2008, in the case of Cates, et al v. Cooper Tire & Rubber Company, the United States District Court for the Northern District of Ohio entered an order holding that a series of pension and insurance agreements negotiated by the Company and its various union locals over the years conferred vested lifetime health care benefits upon certain Company hourly retirees. The court further held that these benefits were not subject to the caps on the Company’s annual contributions for retiree health care benefits that the Company had negotiated with the union locals. Subsequent to that order, the court granted the plaintiffs’ motion for class certification. The Company has initiated the process of pursuing an appeal of the order to the Sixth Circuit of Appeals, while simultaneously reviewing other means of satisfactorily resolving the case through settlement discussions. As a result of the settlement discussions and in an attempt to resolve the claims relating to health care benefits for all of the Company’s hourly union-represented retirees, a related lawsuit, Johnson, et al v. Cooper Tire & Rubber Company, was filed on February 3, 2009, with the court on behalf of a different, smaller group of hourly union-represented retirees. The second case has been stayed pending the parties’ settlement discussions.

Management cannot reasonably determine the scope or amount of possible liabilities that could result from an unfavorable settlement or resolution of these claims and no reserves for these claims have been established as of December 31, 2008. However, it is possible that an unfavorable resolution of these claims could have an adverse effect on the Company’s financial condition, cash flow and results of operations, and there can be no assurance that the Company will be able to achieve a favorable settlement or resolution of these claims.

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

The Company’s operations depend on maintaining a skilled workforce and any interruption of its workforce due to shortages of skilled technical, production and professional workers could interrupt the Company’s operations and affect its operating results. Further, a significant number of the Company’s U.S. employees are currently represented by unions. The labor agreement at Findlay does not expire until October 2011 and the labor agreement at Texarkana does not expire until January 2012. Although the Company believes that its relations with its employees are generally good, the Company cannot provide assurance that it will be able to successfully maintain its relations with its employees or its collective bargaining agreements with those unions. If the Company fails to extend or renegotiate its agreements with the labor unions on satisfactory terms, or if its unionized employees were to engage in a strike or other work stoppages, the Company’s business and operating results could suffer.

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

Capital and Financial Markets; Liquidity.

The Company periodically requires access to the capital and financial markets as a significant source of liquidity for capital requirements that it cannot satisfy by cash on hand or operating cash flows. As a result of the credit and liquidity crisis in the United States and throughout the global financial system, substantial volatility in world capital markets and the banking industry has occurred. This volatility and other events have had a significant negative impact on financial markets, as well as the overall economy. From a financial perspective, this unprecedented instability may make it difficult for the Company to access the credit market and to obtain financing or refinancing, as the case may be, on satisfactory terms or at all. In addition, various additional factors, including a deterioration of the Company’s credit ratings or its business or financial condition, could further impair its access to the capital markets. See also related comments under “There are risks associated with the Company’s global strategy of using joint ventures and partially owned subsidiaries” below.

During 2009, the Company has $147 million of long-term debt maturing of which approximately $97 million is in the parent company and an additional $185 million of short term notes payable in partially-owned, consolidated subsidiaries for a total amount due of $332 million.

Additionally, any inability to access the capital markets, including the ability to refinance existing debt when due, could require the Company to defer critical capital expenditures, reduce or not pay dividends, reduce spending in areas of strategic importance, sell important assets or, in extreme cases, seek protection from creditors.

If assumptions used in developing the Company’s strategic plan are inaccurate or the Company is unable to execute its strategic plan effectively, its profitability and financial position could decline.

In February 2008, the Company announced its strategic plan which contains four imperatives:

Build a sustainable, competitive cost position,
Secure cost effective supply,
Drive profitable top line growth, and
Build bold capabilities and enablers to support strategic goals.

In October 2008 the Company announced a network capacity study for its United States operations. This study was triggered by recent market supply and demand conditions. At the conclusion of this study, on December 17, 2008, the Company announced its intent to close its Albany, Georgia manufacturing facility. This initiative is discussed under “Restructuring” in the Management Discussion and Analysis. Estimates of charges and cash outlays related to the plant closing are based on various assumptions which could differ from actual costs and cash outlays required to complete the plant closure.

If the assumptions used in developing the strategic plan or restructuring costs and cash outlays vary significantly from actual conditions and/or the Company does not successfully execute specific tactics supporting the plan or the transfer of products from the Albany, Georgia facility to its other North America facilities, the Company’s sales, margins and profitability could be harmed.

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

A valuation allowance is required pursuant to SFAS No. 109, “Accounting for Income Taxes,” when, based upon an assessment which is largely dependent upon objectively verifiable evidence including recent operating loss history, expected reversal of existing deferred tax liabilities and tax loss carry back capacity, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the United States, the Company has recorded significant deferred tax assets, the largest of which relate to tax attribute carryforwards, products liabilities, pension and other post retirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains a $222.1 million valuation allowance for the portion of U.S. deferred tax assets exceeding deferred tax liabilities. As a result of changes in the amount of U.S and certain foreign net deferred tax assets during the year, the valuation allowance was increased in 2008 by $135.5 million. In addition, the Company has recorded valuation allowances of $9.2 million for net deferred tax assets primarily associated with losses in foreign jurisdictions. The pension liability and associated deferred tax asset adjustment recorded to equity as a result of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” accounts for $142.3 million of the total valuation allowance at December 31, 2008.

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

The Company’s strategy includes expanding its global footprint through the use of joint ventures and other partially owned subsidiaries. These entities operate in countries outside of the U.S., are generally less well capitalized than the Company and bear risks similar to the risks of the Company. However, there are specific additional risks applicable to these subsidiaries and these risks, in turn, add potential risks to the Company. Such risks include: somewhat greater risk of sudden changes in laws and regulations which could impact their competitiveness, risk of joint venture partners or other investors failing to meet their obligations under related shareholders’ agreements and risk of being denied access to the capital markets which could lead to resource demands on the Company in order to maintain or advance its strategy. The Company’s outstanding notes and primary credit facility contain cross default provisions in the event of certain defaults by the Company under other agreements with third parties, including certain of the agreements with the Company’s joint venture partners or other investors. In the event joint venture partners or other investors do not satisfy their funding or other obligations and the Company does not or cannot satisfy such obligations, the Company could be in default under its outstanding notes and primary credit facility and, accordingly, be required to repay or refinance such obligations. There is no assurance that the Company would be able to repay such obligations or that the current noteholders or creditors would agree to refinance or to modify the existing arrangements on acceptable terms or at all. For further discussion of access to the capital markets, see above “Capital and Financial Markets; Liquidity.”

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

As shown in the following table, at December 31, 2008 the Company maintained 70 manufacturing, distribution, retail stores and office facilities worldwide. The Company owns a majority of the manufacturing facilities while some manufacturing, distribution and office facilities are leased.

	North American Tire Operations		International Tire Operations
Type of Facility	United States	Mexico	Europe	Asia	Total

Manufacturing	5	-	1	2	8
Distribution	12	4	6	18	40
Retail stores	3	-	-	-	3
Technical centers and offices	6	1	7	5	19

Total	26	5	14	25	70

The Company believes its properties have been adequately maintained, generally are in good condition and are suitable and adequate to meet the demands of each segment’s business.

Item 3.	LEGAL PROCEEDINGS

The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at December 31, 2008.

Cooper and the United Steelworkers entered into a series of letter agreements beginning in 1991 establishing maximum annual amounts that Cooper would contribute for funding the cost of health care coverage for certain union retirees who retired after specific dates. Prior to January 1, 2004, the maximum annual amounts had never been implemented. On January 1, 2004, however, Cooper implemented the existing letter agreement according to its terms and began requiring these retirees and surviving spouses to make contributions for the cost of their health care coverage.

On April 18, 2006, a group of Cooper union retirees and surviving spouses filed a lawsuit in the U.S. District Court for the Northern District of Ohio on behalf of a purported class claiming that Cooper was not entitled to impose any contribution requirement pursuant to the letter agreements and that Plaintiffs were promised lifetime benefits, at no cost, after retirement under the terms of the union-Cooper negotiated Pension and Insurance Agreements in effect at the time that they retired.

On May 13, 2008, in the case of Cates, et al v. Cooper Tire & Rubber Company, the United States District Court for the Northern District of Ohio entered an order holding that a series of pension and insurance agreements negotiated by the Company and its various union locals over the years conferred vested lifetime health care benefits upon certain Company hourly retirees. The court further held that these benefits were not subject to the caps on the Company’s annual contributions for retiree health care benefits that the Company had negotiated with the union locals. Subsequent to that order, the court granted the plaintiffs’ motion for class certification. The Company has initiated the process of pursuing an appeal of the order to the Sixth Circuit of Appeals, while simultaneously reviewing other means of satisfactorily resolving the case through settlement discussions. As a result of the settlement discussions and, in an attempt to resolve the claims relating to health care benefits for all of the Company’s hourly union-represented retirees, a related lawsuit, Johnson, et al v. Cooper Tire & Rubber Company, was filed on February 3, 2009, with the court on behalf of a different, smaller group of hourly union-represented retirees. The second case has been stayed pending the parties’ settlement discussions.

Management cannot reasonably determine the scope or amount of possible liabilities that could result from an unfavorable settlement or resolution of these claims and no reserves for these claims have been established as of December 31, 2008. However, it is possible that an unfavorable resolution of these claims could have an adverse effect on the Company’s financial condition, cash flow and results of operations, and there can be no assurance that the Company will be able to achieve a favorable settlement or resolution of these claims.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and all positions and offices held by all executive officers of the Company are as follows:

Name	Age	Executive Office Held	Business Experience

Roy V. Armes	56	Chairman of the Board, President, Chief Executive Officer and Director	Chairman of the Board since December 2007, President, Chief Executive Officer and Director since January 2007. Previously, Senior Vice President of Project Development at Whirlpool Corporation, a marketer and manufacturer of home appliances, since January 2006; Corporate Vice President and General Director at Whirlpool Mexico from 2002 to January 2006.

James E. Kline	67	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary since April 2003. Vice President from February to April 2003.

Mark W. Krivoruchka	54	Senior Vice President	Senior Vice President, Global Human Resources and Communication since July 2008. Senior Vice President, Global Human Resources from August 2007 to July 2008. Previously, Senior Vice President of Human Resources Integration of Whirlpool Corporation, a marketer and manufacturer of home appliances, since 2006; and Senior Vice President -- Human Resources of Maytag Corporation, a marketer and manufacturer of home appliances, from 2002 to 2006.

Harold C. Miller	56	Vice President	Vice President since March 2002.

Philip G. Weaver	56	Vice President and Chief Financial Officer	Vice President and Chief Financial Officer since 1999.

Each such officer shall hold such office until a successor is selected and qualified.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)    Market information

Cooper Tire & Rubber Company common stock is traded on the New York Stock Exchange under the symbol CTB. The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

Year Ended December 31, 2007	High	Low

First Quarter	$19.19	$14.36
Second Quarter	28.18	18.39
Third Quarter	28.50	18.68
Fourth Quarter	25.85	14.04

Year Ended December 31, 2008	High	Low

First Quarter	$20.80	$13.21
Second Quarter	15.81	7.74
Third Quarter	12.15	7.05
Fourth Quarter	8.86	3.67

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

The following chart assumes three hypothetical $100 investments on December 31, 2003, and shows the cumulative values at the end of each succeeding year resulting from appreciation or depreciation in the stock market price, assuming dividend reinvestment.

Total Return To Shareholders
(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE
	Years Ending
Company / Index	Dec04	Dec05	Dec06	Dec07	Dec08

COOPER TIRE & RUBBER COMPANY	2.81	-27.14	-3.33	18.42	-60.98
S&P 500 INDEX	10.88	4.91	15.79	5.49	-37.00
S&P 500 AUTO PARTS & EQUIPMENT	2.78	-22.47	12.37	27.49	-48.66

	INDEXED RETURNS
	Years Ending
	Base
	Period
Company / Index	Dec03	Dec04	Dec05	Dec06	Dec07	Dec08

COOPER TIRE & RUBBER COMPANY	100	102.81	74.91	72.42	85.76	33.47
S&P 500 INDEX	100	110.88	116.33	134.70	142.10	89.53
S&P 500 AUTO PARTS & EQUIPMENT	100	102.78	79.69	89.54	114.16	58.61

Comparison of Cumulative Five Year Total Return

(b)	Holders
The number of holders of record at December 31, 2008 was 2,865.

(c)	Dividends
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

	2007		2008

March 30	$0.105	March 31	$0.105
June 29	0.105	June 30	0.105
September 28	0.105	September 30	0.105
December 28	0.105	December 30	0.105

Total:	$0.420	Total:	$0.420

(d)    Issuer purchases of equity securities

There were no repurchases of Company stock during the fourth quarter of the year ended December 31, 2008.

Item 6.	SELECTED FINANCIAL DATA

The following Selected Financial Data of the Company reflects its continuing operations after the sale of its automotive operations, known as Cooper-Standard Automotive, in a transaction which closed on December 23, 2004 and the sale of the Oliver Rubber Company in a transaction which closed on October 5, 2007.

(Dollar amounts in thousands except for per share amounts)

	Net	Operating	Income (loss) from Continuing Operations Before Income taxes and Noncontrolling	Income (loss) from Continuing	Earnings (Loss) Per Share from Continuing Operations
	Sales	Profit (Loss)	Shareholders’ Interests	Operations	Basic	Diluted

2004	$1,951,881	$58,769	$30,317	$24,399	$0.33	$0.33
2005	2,035,623	25,150	(15,953)	(16,016)	(0.25)	(0.25)
2006	2,575,218	(45,252)	(75,995)	(74,320)	(1.21)	(1.21)
2007	2,932,575	134,392	116,030	91,435	1.48	1.46
2008	2,881,811	(216,633)	(257,775)	(219,444)	(3.72)	(3.72)

			Net Property,
	Stockholders’	Total	Plant &	Capital		Long-term
	Equity	Assets	Equipment	Expenditures	Depreciation	Debt

2004	$1,170,533	$2,668,084	$700,800	$153,360	$104,199	$773,704
2005	938,776	2,152,186	751,767	160,273	103,047	491,618
2006	639,891	2,235,515	970,633	186,190	127,693	513,213
2007	792,291	2,298,490	992,215	140,972	131,007	464,608
2008	294,116	2,042,896	901,274	128,773	138,805	325,749

	Long-term		Average
	Debt To	Dividends	Common Shares	Number of
	Capitalization	Per Share	(000)	Employees

2004	39.8%	$0.42	74,201	8,739
2005	34.4%	0.42	63,653	8,762
2006	44.5%	0.42	61,338	13,361
2007	41.0%	0.42	61,938	13,355
2008	52.6%	0.42	59,048	13,311

As detailed in Note 2 – Acquisitions, effective February 4, 2006, the Company acquired a 51 percent ownership position in Cooper Chengshan (Shandong) Passenger Tire Company Ltd. and Cooper Chengshan (Shandong) Tire Company, Ltd. (“Cooper Chengshan”). The acquisition has been accounted for as a purchase transaction and the fair value of fixed assets, liabilities, and tangible and identifiable intangible assets have been included in the Company’s Consolidated Balance Sheets at December 31, 2007 and 2008 along with the goodwill associated with the transaction which was written off in 2008. The operating results of Cooper Chengshan have been included in the consolidated financial statements of the Company since the date of acquisition.

Note 12 – Pensions and Postretirement Benefits Other than Pensions describes the Company’s adoption of SFAS No. 158 at December 31, 2006 and discloses the impact of the adoption on the Company’s Stockholders’ Equity.

The Company’s continuing operations recorded an impairment charge during 2006 of $47,973 related to goodwill and an indefinite-lived intangible asset and recorded an impairment charge during 2008 of $31,340 related to goodwill as described in Note 6 – Goodwill and Intangibles.

In 2008, the Company’s continuing operations recorded $76,402 of restructuring charges associated with the planned closures of its Albany, Georgia manufacturing facility and Dayton, New Jersey distribution center as described in Note 18 – Restructuring.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business of the Company

The Company produces and markets passenger, light truck, medium truck, motorsport and motorcycle tires which are sold nationally and internationally in the replacement tire market to independent tire dealers, wholesale distributors, regional and national retail tire chains and large retail chains that sell tires, as well as other automotive and racing products.

The Company is focused on profitable long-term growth in the replacement tire market. In December 2004, the Company sold its automotive segment, known as Cooper-Standard Automotive, and in 2007 it sold Oliver Rubber Company, a subsidiary which was part of the North American Tire Operations segment. These sales provided the Company opportunities to focus exclusively on its global tire business.

In recent years the Company has faced both general industry and internal challenges. These have included escalating raw material costs, increasing product complexity, and pressure from competitors with manufacturing in lower-cost regions. Additionally industry demand for tires has been weak since 2006. The global economic environment began to severely decline in 2007 with a global recession beginning in 2008. This has affected the Company as projections developed during the strategic planning process included global growth for demand in tires. The Company also assumed that the credit markets would be stable. As the credit crisis developed it has had an impact on the cost and availability of credit to the Company.

To address these conditions and position the Company for future success, a Strategic Plan was developed which the Company is implementing. This plan has four imperatives:

Build a sustainable, competitive cost position,
Secure cost effective supply,
Drive profitable top line growth, and
Build bold capabilities and enablers to support strategic goals.

To support these imperatives the Company has undertaken a number of cost saving and profit improvement initiatives. These have included a wide variety of projects in the areas of manufacturing, selling and general administrative and logistics. The implementation of these projects had a favorable impact on the Company’s profitability in 2008.

The Company also is expanding operations in what are considered lower-cost countries. These initiatives include the Cooper Kenda Tire manufacturing joint venture in China, the Cooper Chengshan joint venture in China and the investment in a manufacturing facility in Mexico. Products from these operations will both provide a lower cost source of tires for existing markets and be used to expand the Company’s market share in Mexico and China.

The Company has launched new and innovative products in the premium broadline segment where it is pursuing profitable growth. The Company’s marketing programs will continue to be customer driven and emphasize controlled growth of profitable products.

The following discussion of financial condition and results of operations should be read together with “Selected Financial Data,” the Company’s consolidated financial statements and the notes to those statements and other financial information included elsewhere in this report.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations presents information related to the consolidated results of the continuing operations of the Company, including the impact of restructuring costs on the Company’s results, a discussion of past results and future outlook of each of the Company’s segments and information concerning both the liquidity and capital resources and critical accounting policies of the Company. A discussion of the past results of its discontinued operations and information related to the gains recognized on the sales of Cooper-Standard Automotive and Oliver Rubber Company are also included. This report contains forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ materially from those indicated in the forward-looking statements. See Risk Factors in Item 1A for information regarding forward-looking statements.

Consolidated Results of Continuing Operations

		%		%
(Dollar amounts in millions except per share amounts)	2006	Change	2007	Change	2008

Revenues:
North American Tire	$1,995.2	10.8%	$2,209.8	-3.1%	$2,142.1
International Tire	680.1	29.6%	881.3	10.6%	975.0
Eliminations	(100.1)	58.3%	(158.5)	48.5%	(235.3)

Net sales	$2,575.2	13.9%	$2,932.6	-1.7%	$2,881.8

Operating profit (loss):
North American Tire	$(39.5)	n/m	$119.4	n/m	$(174.1)
International Tire	9.4	n/m	28.9	n/m	(30.1)
Eliminations	(0.6)	-16.7%	(0.5)	n/m	(1.3)
Unallocated corporate charges	(14.5)	-7.6%	(13.4)	-17.2%	(11.1)

Operating profit (loss)	(45.2)	n/m	134.4	n/m	(216.6)
Interest expense	47.2	2.8%	48.5	4.1%	50.5
Debt extinguishment (gains) losses	(0.1)	n/m	2.6	n/m	0.6
Interest income	(10.1)	78.2%	(18.0)	-28.3%	(12.9)
Dividend from unconsolidated subsidiary	(4.3)	-53.5%	(2.0)	-5.0%	(1.9)
Other - net	(2.0)	n/m	(12.7)	n/m	4.9

Income (loss) from continuing operations before income taxes and noncontrolling shareholders’ interests	(75.9)	n/m	116.0	n/m	(257.8)

Provision (benefit) for income taxes	(5.3)	n/m	15.8	n/m	(30.3)

Income (loss) from continuing operations before noncontrolling shareholders’ interests	(70.6)	n/m	100.2	n/m	(227.5)

Noncontrolling shareholders’ interests	(3.7)	n/m	(8.8)	n/m	8.1

Income (loss) from continuing operations	$(74.3)	n/m	$91.4	n/m	$(219.4)

Basic earnings (loss) per share	$(1.21)	-	$1.48	-	$(3.72)

Diluted earnings (loss) per share	$(1.21)	-	$1.46	-	$(3.72)

2008 versus 2007

Consolidated net sales decreased by $50.8 million in 2008. The decrease in net sales was primarily a result of lower volume, primarily in the North American Tire Operations segment. Partially offsetting the lower volumes were improved pricing and product mix in both the North American Tire Operations and International Tire Operations segments. The Company recorded an operating loss in 2008 of $216.6 million compared to an operating profit of $134.4 million in 2007. The favorable impacts of improved pricing and mix, along with lower incentive-related compensation were offset by lower volumes, higher raw material costs, production curtailment costs, higher products liability costs and a lower of cost or market inventory adjustment in the International Tire Operations segment. During 2007, the Company recognized a benefit in its North American Tire Operations segment from inventory valuations as a result of the decline in finished goods inventory. In 2008 when the Company conducted its annual test for impairment, it concluded that impairment did exist and the Company wrote off the goodwill of the International Tire Operations segment which totaled $31.3 million. In December 2008, the Company announced the planned closure of its Albany, Georgia manufacturing facility and its Dayton, New Jersey distribution center. The Company recorded $76.4 million of restructuring expenses associated with these initiatives in 2008.

The Company continued to experience significant increases in the costs of certain of its principal raw materials during 2008 compared with the levels experienced during 2007. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based and crude oil prices reached record high levels during 2008. Natural rubber prices also peaked at all-time highs during 2008. The increases in the cost of natural rubber and petroleum-based materials were the most significant drivers of higher raw material costs during 2008, which were up approximately $302.9 million from 2007. The pricing volatility in these commodities contributes to the difficulty in managing the costs of raw materials. The increased price of crude oil and natural rubber along with the growing global demand remains a fundamental factor to the cost increases experienced for raw materials used by the Company.

The Company manages the procurement of its raw materials to assure supply and to obtain the most favorable pricing. For natural rubber and natural gas, procurement is managed by buying forward of production requirements and utilizing the spot market when advantageous. For other principal materials, procurement arrangements include supply agreements that may contain formula-based pricing based on commodity indices, multi-year agreements or spot purchase contracts. These arrangements typically provide quantities necessary to satisfy normal manufacturing demands.

Selling, general and administrative expenses were $185.1 million (6.4 percent of net sales) in 2008 compared to $177.5 million (6.1 percent of net sales) in 2007. The increase in selling, general and administrative expenses was due primarily to higher advertising costs in the International Tire Operations segment and the continued ramp-up of the Company’s Chinese operations, partially offset by lower incentive-related compensation costs.

Products liability costs totaled $70.3 million and $81.3 million in 2007 and 2008, respectively, and include recoveries of legal fees of $9.8 million and $5.7 million in 2007 and 2008, respectively. Policies applicable to claims occurring on April 1, 2003 and thereafter, do not provide for recovery of legal fees.

Additional information related to the Company’s accounting for products liability costs appears in the “Critical Accounting Policies” portion of this Management’s Discussion and Analysis.

During 2008, the Company recorded $76.4 million in restructuring costs related to the closure of its Albany, Georgia manufacturing facility and the closure of a distribution center in Dayton, New Jersey. The Company recorded $3.5 million in restructuring costs in 2007 related to the four initiatives described in the Restructuring section below.

Interest expense increased $2.0 million in 2008 from 2007 primarily due to debt related to investments in China, partially offset by the Company’s repurchases of debt in 2008.

The Company incurred $.6 million in costs associated with the repurchase of $14.3 million of its long-term debt during 2008. During 2007, the Company incurred $2.6 million in costs associated with the repurchase of $80.9 million of its long-term debt.

Interest income decreased $5.1 million in 2008 from 2007 as a result of lower cash levels and short-term investments in 2008 than in 2007.

The Company recorded dividend income from its investment in Kumho Tire Co., Inc. in both 2008 and 2007. The dividend rate in both years was approximately $.27 per share. Until August 2008, the Company owned 15 million global depositary shares (the equivalent of 7,500,000 common shares) and recorded dividend income of $2.0 million and $1.9 million in 2007 and 2008, respectively.

Other – net decreased $17.5 million in 2008 from 2007 as a result of the Company recording a $3.1 million gain on the sale of stock in Nishikawa Rubber Co., Ltd. and a $4.2 million gain on the sale of a corporate aircraft in 2007. Foreign currency losses were recorded in

2008 compared to foreign currency gains in 2007 accounting for a $6.9 million decrease. The Company recorded losses from an unconsolidated subsidiary of $2.4 million in 2008 compared to earnings of $1.7 million in 2007.

For the twelve months ended December 31, 2008, the Company recorded an income tax benefit of $30.3 million on a loss before taxes from continuing operations of $257.8 million which includes a loss on minority interest of $8.1 million. Worldwide tax expense was unfavorably impacted by the increase in the valuation allowance against U.S. net deferred tax assets and certain foreign net deferred tax assets. It was favorably impacted by the continuation of tax holidays for some of the Company’s Asian operations and a tax benefit for U.S. “specified liability loss” carry backs. Comparable amounts for 2007 were an income tax expense of $15.8 million on income before taxes of $116.0 million.

The Company continues to maintain a valuation allowance on the U.S. net deferred tax assets and certain foreign net operating losses existing at December 31, 2008. A valuation allowance is required pursuant to SFAS No. 109, “Accounting for Income Taxes,” when, based upon an assessment which is largely dependent upon objectively verifiable evidence including recent operating loss history, expected reversal of existing deferred tax liabilities and tax loss carry back capacity, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the United States, the Company has recorded significant deferred tax assets, the largest of which relate to tax attribute carryforwards, products liabilities, pension and other post retirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains a $222.1 million valuation allowance for the portion of U.S. deferred tax assets exceeding deferred tax liabilities. As a result of changes in the amount of U.S. and certain foreign net deferred tax assets during the year, the valuation allowance was increased in 2008 by $135.5 million. In addition, the Company has recorded valuation allowances of $9.2 million for net deferred tax assets primarily associated with losses in foreign jurisdictions. The pension liability and associated deferred tax asset adjustment recorded to equity as a result of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” accounts for $142.3 million of the total valuation allowance at December 31, 2008.

During 2008 the Company became aware of a potentially favorable settlement of the pending bilateral Advance Pricing Agreement (“APA”) negotiations between the U.S. and Canada. This relates to pre-disposition years (2000-2004) of a discontinued operation. Pursuant to the related sales agreement, the Company is responsible for all pre-disposition tax obligations and is entitled to all tax refunds applicable to that period. The Company believes the settlement could be significant but is unable to quantify with certainty the overall impact to the Company until the APA agreement is finalized and signed by all parties. Complex recalculations will be required for the affected income tax returns of the discontinued operation’s Canadian subsidiary to quantify the tax refund. This overpayment is ultimately due to the Company under the sales agreement. However, the party obligated to pay the Company may not be able to pay the Company any or all of the amount of such obligation due to certain legal limitations or restrictions that may be imposed on such party. The revised intercompany transfer pricing terms will also result in an increased tax obligation to the Company on its consolidated U.S. income tax returns for the pre-disposition years. At such time as a more definitive estimate of the overall impact from the resolution of the APA can be made and the certainty as to the amount of such payment to the Company is assured, the Company will record the outcome to discontinued operations.

The effects of inflation in areas other than raw materials and utilities did not have a material effect on the results of operations of the Company in 2008.

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

The Company continues to maintain a valuation allowance on the U.S. net deferred tax assets. A valuation allowance is required pursuant to SFAS No. 109, “Accounting for Income Taxes,” when, based upon an assessment which is largely dependent upon objectively verifiable evidence including recent operating loss history, expected reversal of existing deferred tax liabilities and tax loss carry back capacity, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the United States, the Company has recorded significant deferred tax assets, the largest of which relate to tax attribute carryforwards, products liabilities, pension and other post retirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintained an $86.6 million valuation allowance for the portion of U.S. deferred tax assets exceeding deferred tax liabilities at December 31, 2007. As a result of changes in the amount of U.S. net deferred tax assets, $15.6 million of the valuation allowance was reversed in 2007, reducing tax expense. In addition, the Company had recorded valuation allowances of $.8 million for deferred tax assets associated with initial start up losses in foreign jurisdictions.

The effects of inflation in areas other than raw materials and natural gas did not have a material effect on the results of operations of the Company in 2007.

Restructuring

During 2008, the Company incurred restructuring expenses related to the planned closure of its Albany, Georgia manufacturing facility and the distribution center in Dayton, New Jersey.

On October 21, 2008, the Company announced it would conduct a capacity study of its United States manufacturing facilities. The study was an evolution of the Strategic Plan as outlined by the Company in February 2008. All of the Company’s U.S. manufacturing facilities were included for review and were analyzed based on a combination of factors, including long term financial benefits, labor relations and productivity.

At the conclusion of the capacity study, on December 17, 2008, the North American Tire Operations segment announced its plans to close its tire manufacturing facility in Albany, Georgia. This closure is expected to result in a workforce reduction of approximately 1,400 people. Certain equipment in the facility will be relocated to other manufacturing facilities of the Company. The segment has targeted the first quarter of 2010 as the completion date for this plant closure.

The cost of this initiative is estimated to range from between $120 million and $145 million. This amount consists of personnel related costs of between $25 million and $35 million. Equipment related and other costs are estimated to be between $95 million and $110 million including asset write downs of between $75 million and $85 million. The above estimates of costs for this initiative include pension curtailment and settlement costs. The Company’s estimate of global pension funding for 2009 included in Note 12 – Pensions and Postretirement Benefits Other than Pensions, includes the Company’s current estimates of funding for this initiative.

During the fourth quarter, the Company recorded $.4 million of personnel related costs ($.4 million after-tax and $.01 per share) and no severance payments were made, resulting in an accrued severance balance at December 31, 2008 of $.4 million. Also during the fourth quarter, the Company recorded an impairment loss of $75.2 million ($75.2 million after-tax and $1.27 per share) to write the Albany land, building and equipment down to fair value. The fair value of the land and buildings was determined using a sales comparison approach based on using recent market data and comparing values to the Albany, Georgia location. The fair value of the machinery and equipment which will not be transferred to other Company locations was determined using the market value approach.

The Company also recorded $.4 million in other Albany-related restructuring costs.

In December 2008, the Company also announced the planned closure of its Dayton, New Jersey distribution center. This initiative is expected to cost between $.5 million and $.6 million. This amount includes personnel related costs of $.1 million and equipment related costs between $.4 million and $.5 million. This initiative is expected to be completed by the end of the first quarter 2009 and will impact nine people.

During the fourth quarter, the Company recorded $.02 million of severance costs and did not make any severance payments. The Company also recorded asset write-downs of $.4 million.

The continuing operations of the Company incurred restructuring expenses in 2006 and 2007 related to four initiatives.

In September of 2006, the North American Tire Operations segment announced its plans to reconfigure its tire manufacturing facility in Texarkana, Arkansas so that its production levels can “flex” to meet tire demand. The Company completed this initiative during the third quarter of 2007 at a total cost of $3.5 million. The Company recorded restructuring costs of $.7 million in 2006 and $2.8 million in 2007 associated with this initiative.

In November of 2006, a restructuring of salaried support positions was announced. This initiative was completed at the end of the first quarter of 2007 at a total cost of $1.1 million. The Company recorded $.6 million of costs related to this initiative in 2006 and $.5 million of costs during 2007.

In December of 2006, the North American Tire Operations segment initiated a plan to reduce the number of stock-keeping units manufactured in its facilities and to take tire molds out of service. The Company recorded $.4 million of restructuring expense in 2006 and $.1 million in 2007.

During 2006, the International Tire Operations segment recorded $1.5 million in restructuring costs associated with a management reorganization in Cooper Tire Europe. During 2007, a restructuring program to reduce 15 positions was completed at a cost of $.2 million.

Additional information related to these restructuring initiatives appears in the “Restructuring” note to the consolidated financial statements.

North American Tire Operations Segment

		Change		Change
	2006	%	2007	%	2008
(Dollar amounts in millions)

Sales	$1,995.2	10.8%	$2,209.8	-3.1%	$2,142.1
Operating profit	$(39.5)	n/m	$119.4	n/m	$(174.1)
Operating profit margin	-2.0%	n/m	5.4%	n/m	-8.1%
United States unit shipments changes:
Passenger tires
Segment		0.0%		-16.1%
RMA members		-4.0%		-8.1%
Total Industry		-5.4%		-4.6%
Light truck tires
Segment		-2.8%		-18.6%
RMA members		-7.2%		-15.0%
Total Industry		-3.9%		-15.1%
Total light vehicle tires
Segment		-0.5%		-16.6%
RMA members		-4.4%		-9.1%
Total Industry		-5.1%		-6.1%

Total segment unit sales changes		-0.5%		-11.2%

Overview

The North American Tire Operations segment produces passenger car and light truck tires, primarily for sale in the United States replacement market. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not sell its products directly to end users, except through three Company-owned retail stores, and does not manufacture tires for sale to OEMs. The segment also distributes radial medium truck tires and motorcycle tires in North America that are manufactured in the Company’s foreign subsidiaries.

2008 versus 2007

Sales of the North American Tire Operations segment decreased slightly in 2008 from levels in 2007. The decrease in sales was a result of lower unit volume ($312.3 million) offset by improved pricing and product mix ($244.6 million). The improved pricing was the result of price increases implemented during 2007 and 2008. The improved mix was primarily the result of increased sales volumes of the Cooper brand, which continues to gain market share, while unit sales to private brand distributors declined from the prior year. The volume decline in the segment was the result of lower unit sales in almost all product segments, but primarily in broadline and light truck tires similar to the decrease experienced in the industry.

In the United States, the segment’s unit shipments of total light vehicle tires decreased 16.6 percent in 2008 from 2007. This decrease exceeded the 9.1 percent decrease in total light vehicle shipments experienced by all members of the Rubber Manufacturers Association (“RMA”) and also exceeded the 6.1 percent decrease in total light vehicle shipments for the total industry (which includes an estimate for non-RMA members) for 2008. Partially offsetting this decrease in the United States were increased shipments by the segment to Mexico and Canada. The industry decrease in light vehicle tire units was primarily due to the macroeconomic conditions in North America. Higher fuel prices during the first half of the year and recession concerns during the latter half of the year reduced consumer replacement tire purchases. Volumes in the segment decreased more significantly than the industry due to a tougher comparable period as the segment benefited in 2007 from a competitor’s strike. Further impacting the segment’s volumes were strategic decisions made by the Company to eliminate one brand and to exit unprofitable lines of business. Sales to both private brand distributors and to wholesale channel customers decreased as competition increased in these price sensitive channels.

Segment operating profit in 2008 decreased $293.5 million from 2007. The decreased operating profit was due to higher raw material costs ($258.7 million), increased restructuring costs ($73.1 million), lower unit volumes ($68.6 million), higher products liability costs ($11.0 million) and LIFO inventory liquidation benefits experienced in 2007 that were not available in 2008 ($22.1 million). Production curtailments caused by raw material shortages and management actions to control inventories in response to the weak North American replacement tire market negatively impacted operating profit ($41.9 million). Partially offsetting these factors were improvements in pricing and mix ($164 million) and lower incentive-related compensation expense and other costs.

The United States based operations of the segment determines its inventory costs using the last-in, first-out (“LIFO”) method. During 2007, inventory levels declined as a result of the segment’s inventory management initiative. This 2007 decline resulted in the segment recognizing a $22.1 million benefit in operating profit from inventory liquidations due to the elimination of LIFO inventory layers at historically lower costs.

During 2008, the North American Tire Operations segment recorded restructuring charges of $76.4 million related to the decisions to close its Albany, Georgia manufacturing facility and its Dayton, New Jersey distribution center. During 2007, the North American Tire Operations segment recorded restructuring charges of $3.3 million, primarily related to the reconfiguration of the Texarkana, Arkansas manufacturing facility and the reduction of salaried support positions. See the discussion of these initiatives under the Restructuring section above.

2007 versus 2006

Sales of the North American Tire Operations segment increased $214.6 million in 2007 from levels in 2006. The increase in sales was a result of improved pricing and product mix ($232.0 million), offset by lower unit volume ($17.4 million). The segment’s increased unit sales in the SUV and premium light truck tire replacement markets, along with the introduction of a new premium touring replacement tire in the second quarter of 2007, contributed to the improved product mix. The segment experienced a decrease in unit sales in the economy, high performance and winter tire lines.

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

Outlook

The segment will continue implementing the Company’s strategic plan during 2009. The plan initially communicated in February 2008 calls for the segment to increase sourcing from lower-cost countries, improve operations in existing facilities, improve organizational capabilities and to pursue profitable top line growth.

New products will be launched in the economy and value segment of the market to support growth. The recently launched premium passenger touring, premium SUV and light truck product offerings are intended to continue satisfying customer requirements and supporting growth. The segment will also pursue business in channels where it believes it is under-represented. Demand for light vehicle replacement tires is expected to remain soft in 2009 as consumers around the globe are affected by the recession. This will continue to put pressure on the segment’s results until capacity can be aligned to market demands, or demand recovers.

To align capacity to projected demand, the segment will be closing its Albany, Georgia facility in an initiative scheduled to be completed during the first quarter of 2010. Production of certain of the products manufactured at that facility will be transferred to the Company’s remaining facilities. The manufacturing operations are expected to improve in cost competitiveness as Six Sigma, LEAN, automation and other projects are also implemented. Cooper Tire Lean Six Sigma (“CTLSS”) is an operational excellence program that was initiated in 2008. CTLSS will continue to be implemented in 2009 and will be utilized to develop a culture of continuous improvement in all manufacturing, logistic and business centers of the Company.

Radial medium truck and certain light vehicle tire products will continue to be sourced from partially-owned manufacturers in China and Mexico. During 2009 the amount of product imported into the United States should increase over the amount imported during 2008. The quantity of tires imported will be influenced by the demand in the United States.

Raw material prices have proven very difficult to accurately predict as commodity markets remain volatile. The segment expects prices for commodities will stabilize at lower levels in the first half of 2009 and then begin to increase as demand for commodities strengthens.

The segment believes as it continues implementing projects aligned with its strategic plan and/or market/industry conditions begin to strengthen, that its ability to generate operating profits will improve by the end of 2009.

International Tire Operations Segment

		Change		Change
	2006	%	2007	%	2008

(Dollar amounts in millions)
Sales	$680.1	29.6%	$881.3	10.6%	$975.0
Operating profit (loss)	$9.4	n/m	$28.9	n/m	$(30.1)
Operating profit margin	1.4%	137.3%	3.3%	n/m	-3.1%
Unit sales change		18.6%		7.3%

Overview

The International Tire Operations segment manufactures and markets passenger car, light truck and motorcycle tires for the replacement market, as well as racing tires and tire retread materials, in Europe. The segment’s Cooper Chengshan joint venture manufactures and markets passenger car and light truck radial tires as well as radial and bias medium truck and off-the-road tires both in the Asian market and for export. The segment’s Cooper Kenda joint venture manufactures tires to be exported to markets outside of China. Until May 2012, all of the tires produced by this joint venture will be exported and sold through Cooper Tire & Rubber Company and its affiliates.

2008 versus 2007

Sales of the International Tire Operations segment increased $93.7 million in 2008 from the sales levels in 2007. The foreign currency impact increased sales $26.7 million in 2008. The remainder of the increase in sales was due to higher unit volumes ($35.5 million) and improved pricing and mix ($31.5 million). The increase in unit sales was the result of increased transfers to the Company’s North American segment. During the first three quarters of 2008 the segment experienced strong sales in its Asian operations. These increases declined during the fourth quarter as a result of the global economic slow down and its effects on both the Chinese market and the segments exports. European volumes decreased slightly for the year. Throughout 2008 the segment increased prices to offset raw material cost increases. These contributed to a positive price impact, while a higher relative percentage of passenger tires versus radial medium truck tires resulted in an offsetting negative mix impact.

Operating profit for the segment in 2008 was $59.0 million lower than in 2007. The impacts of improved pricing and mix ($76 million) and volume ($2 million) were offset by higher raw material costs ($82 million), including a lower of cost or market inventory adjustment to reflect current prices in China ($10 million), the write-off of goodwill ($31 million) and higher advertising, utility and Cooper Kenda ramp up costs. The segments operations reacted to the declining global demand for tires by curtailing operations in its manufacturing facilities to align inventory. During 2007, the segment recorded a gain on the sale of land in Europe ($2.2 million).

2007 versus 2006

Sales of the International Tire Operations segment increased $201.2 million in 2007 from the sales levels in 2006. During 2007, the sales of Cooper Chengshan were included for all twelve months while in 2006 only the sales from the acquisition date of February 4, 2006 were included. This accounted for $31.6 million of the sales increase. The foreign currency impact of a weakened United States dollar in relation to the British pound and the Chinese renminbi increased sales $37.1 million. The remainder of the increase in sales in 2007 compared to 2006 was due to improved pricing and product mix ($26.4 million) and higher unit volumes, primarily from Cooper Chengshan and the start-up of Cooper Kenda ($106.1 million).

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

Outlook

The European operations will continue to focus on growing in profitable products and channels. New products that will meet the needs of niche segments will continue to be released in 2009. The manufacturing facility in Melksham, England will concentrate on high performance, racing and motorcycle products. Demand in Europe is projected to be weak throughout 2009.

The segment will continue efforts to expand its presence in Asia. This will be supported by the technical facility in China where products will be developed specifically to meet the needs of customers in that market. Due to the global and Asian economic recession, the level of growth in Asia is likely to be less than in recent years.

Manufacturing operations in China will continue to export products around the globe, but expect to be affected by the weakened global demand for light vehicle tires. All of the segment’s manufacturing facilities will be implementing projects to improve competitiveness as a part of the Cooper Tire Lean Six Sigma (“CTLSS”) operational excellence program.

The segment’s margins will likely remain under pressure in 2009 unless global demand for light vehicle and radial medium tires improves.

Discontinued Operations

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

Oliver Rubber Company

	2006	2007

(Dollar amount in thousands)

Sales	$101,024	$62,277

Operating profit (loss)	(12,470)	5,155

The Company’s former Oliver Rubber Company subsidiary manufactured tread rubber and retreading equipment. In 2006, the subsidiary recorded restructuring expenses of $11.3 million associated with the closure of its Athens, Georgia manufacturing facility.

The following table provides details of the Company’s discontinued operations:

	2006	2007	2008

Income (loss) related to former automotive operations, net of tax	$7,379	$(1,808)	$274

Income (loss) from Oliver Rubber subsidiary, net of tax	(11,570)	3,468	(210)

	$(4,191)	$1,660	$64

Gain on Sale of Oliver Rubber Company

On October 5, 2007, the Company sold its Oliver Rubber Company subsidiary to Michelin North America, Inc. Proceeds from the sale were $66.3 million. The sale resulted in a gain of $26.5 million, net of taxes in the fourth quarter of 2007 and included the release of a tax valuation allowance, a portion of which was recorded in the third quarter.

Outlook for the Company

The Company expects continued pressure on the industry as demand for tires is affected by global economic conditions. The Company is implementing a plan that will both deal with those conditions and position the Company to capitalize on future opportunities.

Maintaining adequate levels of liquidity will be a primary focus for the Company and it will continue to rigorously control all cash expenditures. Expansion and other uses of capital including share purchases and debt pay downs are likely to be restricted until capital markets resume a more normal level of activity.

Prices for raw materials are likely to stabilize during 2009 and then begin to increase as demand for commodities increases.

Additionally, the Company continues to be cautious in its expectations of future profitability because of the uncontrollable factors which impact this industry: consumer confidence, gasoline prices, raw material cost volatility, intense competition and currency fluctuations.

Liquidity and Capital Resources

Generation and uses of cash – Net cash used in the operating activities of continuing operations was $165.0 million in 2008 compared to $360.7 million provided in 2007. Net income after adjustments for non-cash items decreased $135.0 million to $132.8 million in 2008. Changes in operating assets and liabilities used $297.8 million in 2008 compared to $92.9 million generated in 2007. The Company’s inventory levels at December 31, 2008 were above prior year levels and included higher levels of raw materials than normally maintained. The higher raw material inventory levels led to reduced purchases during the fourth quarter resulting in lower accounts payable balances. The Company plans to reduce raw material inventory quantities to normal levels during 2009.

Net cash used in investing activities during 2008 reflects capital expenditures of $128.8 million, a decrease of $12.2 million from 2007. During the third quarter of 2008, the Company received $107.0 million as a result of exercising its put option on its investment in Kumho Tire Co., Inc. The Company sold the available-for-sale securities purchased in 2007. During 2008, the Company acquired an approximately 38 percent ownership share of a manufacturing facility in Mexico with an investment of $29.2 million. The facility is located in Guadalajara, Mexico and is the second largest tire plant in Mexico. The Company made the final payment related to the purchase of Cooper Chengshan in 2008. The Company, in 2007, realized proceeds of $66.3 million from the sale of Oliver Rubber Company. In 2007, “Proceeds from the sale of assets” related primarily to the sale of the Company’s 25 percent interest in the steel cord facility acquired with the Chengshan acquisition, the sale of a corporate aircraft and the sale of a stock investment. The Company’s capital expenditure commitments at December 31, 2008 are $10.2 million and are included in the “Unconditional purchase” line of the Contractual Obligations table which appears later in this section. These commitments will be satisfied with existing cash and cash flows from operations in early 2009.

The Company repurchased $80.9 million and $14.3 million of its Senior Notes due in 2009 during 2007 and 2008, respectively and has remaining authorization to repurchase $104 million of debt. During 2007, the Company repurchased 2,991,900 shares of its common stock for $45.9 million and during 2008, the Company repurchased 803,300 shares of its common stock for $13.9 million. At December 31, 2008, the Company has remaining authorization of $40 million for share repurchases. The Company has temporarily suspended its debt and share repurchase program. The Company borrowed $108.8 million in short term notes during 2008 to finance its capacity expansions and operations in China. These short term notes are for terms of less than one year. Accordingly, access to the capital markets is crucial to repay or refinance these obligations in order to maintain sufficient liquidity to support the business operations in China. Cooper Kenda received capital contributions of $4.3 million from its non-controlling owner for construction of the tire manufacturing facility in China.

Dividends paid on the Company’s common shares in 2008 were $24.8 million, compared to $26.0 million in 2007. The Company has maintained a quarterly dividend of 10.5 cents per share in each quarter during the three years ending December 31, 2008. During 2008 stock options were exercised to acquire 19,192 shares of common stock compared to 2007 when stock options were exercised to acquire 1,236,660 shares of common stock.

Available credit facilities – On August 30, 2006, the Company established an accounts receivable securitization facility of up to $175 million. Pursuant to the terms of the facility, the Company sells certain of its domestic trade receivables on a continuous basis to its wholly-owned, bankruptcy-remote subsidiary, Cooper Receivables LLC (“CRLLC”). In turn, CRLLC may sell from time to time an undivided ownership interest in the purchased trade receivables, without recourse, to a PNC Bank administered, asset-backed commercial paper conduit. The facility was initially scheduled to expire in August 2009. On September 14, 2007, the Company amended the accounts receivable facility to exclude the sale of certain receivables, reduce the size of the facility to $125 million and to extend the maturity to September 2010. No ownership interests in the purchased trade receivables had been sold to the bank conduit as of December 31, 2008. The Company had issued standby letters of credit under this facility totaling $27.2 million and $29.5 million at December 31, 2007 and 2008, respectively.

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

On November 9, 2007, the Company and its subsidiary, Max-Trac Tire Co., Inc., entered into a Loan and Security Agreement (New Credit Agreement) with a consortium of six banks. This Credit Agreement provides a $200 million credit facility to the Company and Max-Trac Tire Co., Inc. The Credit Agreement is a revolving credit facility maturing on November 9, 2012 and is secured by the Company’s United States inventory, certain North American accounts receivable that have not been previously pledged and general intangibles related to the foregoing. The Credit Agreement and the accounts receivable securitization facility have no significant financial covenants until available credit is less than specified amounts. There were no borrowings under the Credit Agreement through December 31, 2008.

The Company established a $1.2 billion universal shelf registration in 1999 in connection with an acquisition. Fixed rate debt of $800 million was issued pursuant to the shelf registration in December 1999 to fund the acquisition. The remaining $400 million available under the shelf registration continues to be available at December 31, 2008. Securities that may be issued under this shelf registration include debt securities, preferred stock, fractional interests in preferred stock represented by depositary shares, common stock and warrants to purchase debt securities, common stock or preferred stock.

Available cash and contractual commitments - At December 31, 2008, the Company had cash and cash equivalents totaling $247.7 million. The Company’s additional borrowing capacity based on eligible collateral through use of the above credit facilities with its bank group and other bank lines at December 31, 2008 was $202.7 million. The facilities are sized to meet seasonal working capital demands which are generally highest in the second and third quarters and lowest at year-end.

The Company anticipates that cash flows from operations in 2009 will be positively impacted by decreased raw material costs, which should enable it to reduce capital required to fund inventory and will be negatively impacted due to outlays related to the plant closure and operating at lower volume levels than in 2008. The Company expects to receive approximately $43 million from tax refunds during 2009 primarily related to the carry back of tax losses incurred in 2008 in the United States. It also believes that available cash and credit facilities will be adequate to fund its projected capital expenditures, including its portion of capital expenditures in partially-owned subsidiaries, meet dividend goals and fund maturities of parent company debt ($97 million due in December 2009). The remaining long-term debt due within one year and the entire amount of short term notes payable outstanding at December 31, 2008 is debt of consolidated subsidiaries. The Company expects its subsidiaries to refinance or pay down these amounts during 2009. Through February 13, 2009, a total of $57 million of these debt instruments had been paid off or refinanced for terms of one year or more.

In connection with the Cooper Chengshan acquisition, beginning January 1, 2009 and continuing through December 31, 2011, the non-controlling owner has the right to sell, and, if exercised, the Company has the obligation to purchase, the remaining 49 percent non-controlling interest share at a minimum price of $62.7 million. This put option is not included in the following table.

The Company’s cash requirements relating to contractual obligations at December 31, 2008 are summarized in the following table:

	Payment Due by Period
(Dollar amounts in thousands)		Less than			After
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt	$468,429	$147,761	$30,210	$-	$290,458
Capital lease obligations	5,081	-	-	-	5,081
Interest on debt and capital lease obligations	330,878	33,058	48,344	46,257	203,219
Operating leases	89,058	15,524	29,746	12,770	31,018
Notes payable (b)	184,774	184,774	-	-	-
Unconditional purchase (a)	64,343	64,343	-	-	-
Postretirement benefits other than pensions (c)	252,679	16,654	36,443	35,806	163,776
Other long-term liabilities and noncontrolling shareholders’ interests (d) (e)	479,472	233	45,528	37,043	396,668

Total contractual cash obligations	$1,874,714	$462,347	$190,271	$131,876	$1,090,220

(a)	Noncancelable purchase order commitments for capital expenditures and raw materials, principally natural rubber, made in the ordinary course of business.
(b)	Financing obtained from financial institutions in China to support the Company’s operations there.
(c)	Represents both the current and long-term portions of postretirement benefits other than pensions liability.
(d)	Based on long-term amounts recorded under U.S. generally accepted accounting principles.
(e)	Pension liability, products liability, nonqualified benefit plans, warranty reserve and other non-current liabilities.

Credit agency ratings – Standard & Poor’s has rated the Company’s long-term corporate credit and senior unsecured debt at B+. Moody’s Investors Service has assigned a B3 corporate family rating and a Caa1 rating to senior unsecured debt. Moody’s rating is under review for further possible downgrade.

New Accounting Standards

For a discussion of recent accounting pronouncements and their impact on the Company, see the “Significant Accounting Policies – Accounting pronouncements” note to the consolidated financial statements.

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

The Company determines its reserves using the number of incidents expected during a year. During 2007, the Company increased its products liability reserve by $51.3 million. The addition of another year of self-insured incidents accounted for $29.8 million of this increase. The Company revised its estimates of future settlements for unasserted and premature claims. In addition, the Company also revised its estimate of the number of additional incidents expected during each year for years subsequent to 2005. These revisions increased the reserve by $8.9 million. Finally, changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $12.6 million.

During 2008, the Company increased its products liability reserve by $55.9 million. The addition of another year of self-insured incidents accounted for $35.3 million of this increase. The Company revised its estimates of future settlements for unasserted and premature claims. These revisions increased the reserve by $8.0 million. Finally, changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $12.6 million.

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

During 2007, the Company paid $24.3 million and during 2008, the Company paid $39.6 million to resolve cases and claims. The Company’s products liability reserve balance at December 31, 2007 totaled $107.3 million (current portion of $16.9 million). At December 31, 2008, the products liability reserve balance totaled $123.6 million (current portion of $28.7 million).

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

Products liability costs totaled $63.6 million, $70.3 million and $81.3 million in 2006, 2007 and 2008, respectively, and include recoveries of legal fees of $9.4 million, $9.8 million and $5.7 million in 2006, 2007 and 2008, respectively. Policies applicable to claims occurring on April 1, 2003, and thereafter, do not provide for recovery of legal fees.

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

The Company must assess the likelihood that it will be able to recover its deferred tax assets. If recovery is not likely, the provision for income tax expense must be increased by recording a valuation allowance against the deferred tax assets that are deemed to be not recoverable. The Company has maintained a full valuation allowance against its net U.S. deferred tax asset position at December 31, 2008, as it cannot assure the utilization of these assets before they expire. In the event there is a change in circumstances in the future which would affect the utilization of these deferred tax assets, the tax provision in that accounting period would be reduced by the amount of the assets then deemed to be realizable.

In addition, the calculation of the Company’s tax liabilities involves a degree of uncertainty in the application of complex tax regulations. The Company recognizes liabilities for anticipated tax audit issues in the U.S. and other jurisdictions based on its estimates of whether, and the extent to which, additional tax payments are more likely than not. If, and at the time, the Company determines payment of such amounts are less likely than not, the liability will be reversed and a tax benefit recognized to reduce the provision for income taxes. The Company will record an increase to its provision for income tax expense in the period it determines it is more likely than not that recorded liabilities are less than the ultimate tax assessment.

The Company has adopted Financial Accounting Standards Board Interpretation Number 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies accounting for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Under FIN 48, the Company will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company’s estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. The Company’s liability for unrecognized tax benefits for permanent and temporary book/tax differences for continuing operations, exclusive of interest, total approximately $7.6 million.

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

As discussed in the footnotes to the financial statements, Note 6 – Goodwill and Intangible Assets, the Company assessed the goodwill and the indefinite-lived intangible asset in the North American Tire Operations segment at December 1, 2006 and determined that impairment existed. Following a review of the valuation of the segment’s identifiable assets, the Company wrote off the goodwill of the segment. The Company reduced the value of the indefinite-lived intangible assets at December 31, 2006 to the value indicated by the annual review.

During 2006, the Company recorded goodwill of $31.3 million and recorded definite-lived intangible assets of $7.2 million associated with the Chengshan acquisition. At December 1, 2008, the Company assessed the goodwill in the International Tire Operations segment and determined that impairment existed. Following a review of the valuation of the segment’s identifiable assets, the Company wrote off the goodwill of the segment.

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

The discount rate reflects the rate used to estimate the value of the Company’s pension and other postretirement liabilities for which they could be settled at the end of the year. When determining the discount rate, the Company discounted the expected pension disbursements over the next fifty years using Citigroup Pension Discount Liability Index yield curve rates. Based upon this analysis, the Company used a discount rate of 6.0 percent to measure its United States pension and postretirement benefit liabilities which is unchanged from the rate used at December 31, 2007. A similar analysis was completed in the United Kingdom and the Company increased the discount rate used to measure its United Kingdom pension liabilities to 6.5 percent at December 31, 2008 from 5.9 percent at December 31, 2007.

The rate of future compensation increases is used to determine the future benefits to be paid for salaried and non-bargained employees, since the amount of a participant’s pension is partially attributable to the compensation earned during his or her career. The rate reflects the Company’s expectations over time for salary and wage inflation and the impacts of promotions and incentive compensation, which is based on profitability. The Company used 3.25 percent for the estimated future compensation increases in measuring its United States pension liabilities at December 31, 2008 and December 31, 2007. In the United Kingdom, the Company used 3.57 percent for the estimated future compensation increase at December 31, 2008 compared to a rate of 3.97 percent at December 31, 2007.

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

The actual loss on United States pension plans’ assets approximated 26.4 percent in 2008 compared to an asset return of approximately 10.4 percent in 2007. The actual loss on United Kingdom pension plan assets approximated 18.5 percent in 2008 compared to an asset return of 4.7 percent in 2007. The Company’s estimate for the expected long-term return on its United States plan assets was 9.0 percent which was used to derive 2007 pension expense and 8.5 percent which was used to derive 2008 pension expense. The expected long-term return on United Kingdom plan assets used to derive the 2007 and 2008 pension expense was 7.5 percent and 7.6 percent, respectively.

The Company has accumulated net deferred losses resulting from the shortfalls and excesses in actual returns on pension plan assets from expected returns and, in the measurement of pensions liabilities, decreases and increases in the discount rate and the rate of future compensation increases and differences between actuarial assumptions and actual experience totaling $453 million at December 31, 2008. These amounts are being amortized in accordance with the corridor amortization requirements of SFAS No. 87, “Employers’ Accounting for Pensions,” over periods ranging from 10 years to 15 years. Amortization of these net deferred losses was $15 million and $11.6 million in 2007 and 2008, respectively.

The Company adopted SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions (SFAS No. 106),” in 1992 and, to mitigate the impact of medical cost inflation on the Company’s retiree medical obligation, instituted per household caps on the amounts of retiree medical benefits it will provide to future retirees. The caps do not apply to individuals who retired prior to certain specified dates. Costs in excess of these caps will be paid by plan participants. The Company implemented increased cost sharing in 2004 in the retiree medical coverage provided to certain eligible current and future retirees. Since then cost sharing has expanded such that nearly all covered retirees pay a charge to be enrolled. See Item 1A. Risk Factors – “The Company’s expenditures for pension and postretirement obligations could be materially higher than it has predicted if its underlying assumptions prove to be incorrect.”

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

Off-Balance Sheet Arrangements

Certain operating leases related to property and equipment used in the operations of Cooper-Standard Automotive were guaranteed by the Company. These guarantees require the Company, in the event Cooper-Standard Automotive fails to honor its commitments, to satisfy the terms of the lease agreements. As part of the sale of the automotive operations, the Company is seeking releases of those guarantees but to date has been unable to secure releases from certain lessors. The most significant of those leases is for a U.S. manufacturing facility with a remaining term of eight years and total remaining payments of approximately $9.3 million. Other leases cover two facilities in the United Kingdom. These leases have remaining terms of five years and remaining payments of approximately $2.9 million. The Company does not believe it is presently probable that it will be called upon to make these payments. Accordingly, no accrual for these guarantees has been recorded. If information becomes known to the Company at a later date which indicates its performance under these guarantees is probable, accruals for the obligations will be required.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to fluctuations in interest rates and currency exchange rates from its financial instruments. The Company actively monitors its exposure to risk from changes in foreign currency exchange rates and interest rates. Derivative financial instruments are used to reduce the impact of these risks. See the “Significant Accounting Policies -Derivative financial instruments” and “Fair Value of Financial Instruments” notes to the consolidated financial statements for additional information.

The Company has estimated its market risk exposures using sensitivity analysis. These analyses measure the potential loss in future earnings, cash flows or fair values of market sensitive instruments resulting from a hypothetical ten percent change in interest rates or foreign currency exchange rates.

A decrease in interest rates by ten percent of the actual rates would have adversely affected the fair value of the Company’s fixed-rate, long-term debt by approximately $15.8 million at December 31, 2008 and approximately $21.8 million at December 31, 2007. An increase in interest rates by ten percent of the actual rates for the Company’s floating rate long-term debt obligations would not have been material to the Company’s results of operations and cash flows.

To manage the volatility of currency exchange exposures related to future sales and purchases, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. For the residual portion, the Company enters into forward exchange contracts and purchases options with maturities of less than 12 months pursuant to the Company’s policies and hedging practices. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value of cash flows of the underlying exposures being hedged. The Company’s unprotected exposures to earnings and cash flow fluctuations due to changes in foreign currency exchange rates were not significant at December 31, 2008 and 2007.

The Company enters into foreign exchange contracts to manage its exposure to foreign currency denominated receivables and payables. The impact from a ten percent change in foreign currency exchange rates on the Company’s foreign currency denominated obligations and related foreign exchange contracts would not have been material to the Company’s results of operations and cash flows.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31
(Dollar amounts in thousands except per share amounts)

	2006	2007	2008

Net sales	$2,575,218	$2,932,575	$2,881,811
Cost of products sold	2,382,150	2,617,161	2,805,638

Gross profit	193,068	315,414	76,173
Selling, general and administrative	187,111	177,507	185,064
Impairment of goodwill and indefinite-lived intangible asset	47,973	-	31,340
Restructuring	3,236	3,515	76,402

Operating profit (loss)	(45,252)	134,392	(216,633)
Interest expense	47,165	48,492	50,525
Debt extinguishment costs	(77)	2,558	593
Interest income	(10,067)	(18,004)	(12,887)
Dividend from unconsolidated subsidiary	(4,286)	(2,007)	(1,943)
Other - net	(1,992)	(12,677)	4,854

Income (loss) from continuing operations before income taxes and noncontrolling shareholders’ interests	(75,995)	116,030	(257,775)
Provision (benefit) for income taxes	(5,338)	15,835	(30,274)

Income (loss) from continuing operations before noncontrolling shareholders’ interests	(70,657)	100,195	(227,501)
Noncontrolling shareholders’ interests, net of income taxes	(3,663)	(8,760)	8,057

Income (loss) from continuing operations	(74,320)	91,435	(219,444)
Income (loss) from discontinued operations, net of income taxes	(4,191)	1,660	64
Gain on sale of discontinued operations, net of income taxes	-	26,475	-

Net income (loss)	$(78,511)	$119,570	$(219,380)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(1.21)	$1.48	$(3.72)
Income (loss) from discontinued operations	(0.07)	0.03	-
Gain on sale of discontinued operations	-	0.43	-

Net income (loss)	$(1.28)	$1.93 *	$(3.72)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(1.21)	$1.46	$(3.72)
Income (loss) from discontinued operations	(0.07)	0.03	-
Gain on sale of discontinued operations	-	0.42	-

Net income (loss)	$(1.28)	$1.91	$(3.72)

* Amounts do not add due to rounding

See Notes to Consolidated Financial Statements, pages 40 to 68.

CONSOLIDATED BALANCE SHEETS
December 31
(Dollar amounts in thousands, except par value amounts)

	2007	2008

ASSETS
Current assets:
Cash and cash equivalents	$345,947	$247,672
Short-term investments	49,765	-
Accounts receivable, less allowances of $8,631 in 2007 and $10,680 in 2008	354,939	318,109
Inventories at lower of cost or market:
Finished goods	185,658	247,187
Work in process	30,730	28,234
Raw materials and supplies	88,172	144,691

	304,560	420,112
Other current assets	134,713	58,290

Total current assets	1,189,924	1,044,183
Property, plant and equipment:
Land and land improvements	42,318	33,731
Buildings	340,512	319,025
Machinery and equipment	1,642,179	1,627,896
Molds, cores and rings	273,032	273,641

	2,298,041	2,254,293
Less accumulated depreciation and amortization	1,305,826	1,353,019

Net property, plant and equipment	992,215	901,274
Goodwill	31,340	-
Intangibles, net of accumulated amortization of $21,102 in 2007 and $24,096 in 2008	22,896	19,902
Restricted cash	2,791	2,432
Other assets	59,324	75,105

	$2,298,490	$2,042,896

See Notes to Consolidated Financial Statements, pages 40 to 68.

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$86,384	$184,774
Accounts payable	301,621	248,637
Accrued liabilities	141,748	123,771
Income taxes	1,450	1,409
Liabilities of discontinued operations	1,332	1,182
Current portion of long-term debt	-	147,761

Total current liabilities	532,535	707,534
Long-term debt	464,608	325,749
Postretirement benefits other than pensions	244,491	236,025
Pension benefits	55,607	268,773
Other long-term liabilities	108,116	115,803
Long-term liabilities related to the sale of automotive operations	10,185	8,046
Noncontrolling shareholders’ interests in consolidated subsidiaries	90,657	86,850
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	-	-
Common stock, $1 par value; 300,000,000 shares authorized; 86,322,514 shares issued in 2007 and in 2008	86,323	86,323
Capital in excess of par value	40,676	43,764
Retained earnings	1,350,527	1,106,344
Cumulative other comprehensive loss	(205,677)	(450,079)

	1,271,849	786,352
Less: common shares in treasury at cost (26,661,295 in 2007 and 27,411,564 in 2008)	(479,558)	(492,236)

Total stockholders’ equity	792,291	294,116

	$2,298,490	$2,042,896

See Notes to Consolidated Financial Statements, pages 40 to 68.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands except per share amounts)

				Cumulative
	Common	Capital In		Other	Common
	Stock	Excess of	Retained	Comprehensive	Shares in
	$1 Par Value	Par Value	Earnings	Income (Loss)	Treasury	Total

Balance at January 1, 2006	86,323	37,667	1,361,269	(86,323)	(460,160)	938,776

Net (loss)			(78,511)			(78,511)
Other comprehensive income (loss):
Minimum pension liability adjustment, net of $6,469 tax effect				(15,795)		(15,795)
Currency translation adjustment				16,228		16,228
Change in the fair value of derivatives and unrealized gain on marketable securities, net of $633 tax effect				559		559

Comprehensive income (loss)						(77,519)
Adjustment to initially apply SFAS No. 158, net of tax				(197,221)		(197,221)
Stock compensation plans, including tax benefit of $8		477	(6)		1,165	1,636
Cash dividends - $.42 per share			(25,781)			(25,781)

Balance at December 31, 2006	86,323	38,144	1,256,971	(282,552)	(458,995)	639,891
Net income			119,570			119,570
Other comprehensive income:
Unrecognized postretirement benefits, net of $6,629 tax effect				68,462		68,462
Currency translation adjustment				13,847		13,847
Change in the fair value of derivatives and unrealized gain on marketable securities, net of $1,835 tax effect				(5,434)		(5,434)

Comprehensive income						196,445
Purchase of 2,991,900 treasury shares					(45,882)	(45,882)
Stock compensation plans, including tax benefit of $2,915		2,532	(13)		25,319	27,838
Cash dividends - $.42 per share			(26,001)			(26,001)

Balance at December 31, 2007	$86,323	$40,676	$1,350,527	$(205,677)	$(479,558)	$792,291

Net (loss)			(219,380)			(219,380)
Other comprehensive income (loss):
Unrecognized postretirement benefits, net of $1,306 tax effect				(234,455)		(234,455)
Currency translation adjustment				(17,350)		(17,350)
Change in the fair value of derivatives and unrealized gain on marketable securities, net of $103 tax effect				7,403		7,403

Comprehensive loss						(463,782)
Purchase of 803,300 treasury shares					(13,853)	(13,853)
Stock compensation plans, including tax benefit of $26		3,088	(30)		1,175	4,233
Cash dividends - $.42 per share			(24,773)			(24,773)

Balance at December 31, 2008	$86,323	$43,764	$1,106,344	$(450,079)	$(492,236)	$294,116

See Notes to Consolidated Financial Statements, pages 40 to 68.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31
(Dollar amounts in thousands)

	2006	2007	2008

Operating activities:
Net income/(loss)	$(78,511)	$119,570	$(219,380)
Adjustments to reconcile net income/(loss) to net cash provided by continuing operations:
Loss (income) from discontinued operations, net of income taxes	4,191	(1,660)	(64)
Gain on sale of discontinued operations, net of income taxes	-	(26,475)	-
Depreciation	127,693	131,007	138,805
Amortization	4,908	5,925	3,954
Deferred income taxes	(14,393)	16,717	(3,327)
Stock based compensation	1,572	3,731	3,924
Net impact of inventory write-down and change in LIFO reserve	26,343	(7,585)	92,283
Amortization of unrecognized postretirement benefits	19,453	18,499	12,963
Loss (gain) on sale of assets	1,333	(3,477)	4,199
Debt extinguishment costs	-	2,558	593
Noncontrolling shareholders’ net income (loss)	3,663	8,760	(8,057)
Restructuring asset write-down	1,231	197	75,557
Impairment of goodwill and indefinite-lived intangible asset	47,973	-	31,340
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(29,884)	42,748	20,149
Inventories	(30,649)	48,311	(217,557)
Other current assets	4,601	(2,654)	(34,600)
Accounts payable	16,268	30,026	(46,906)
Accrued liabilities	4,909	19,446	(8,518)
Other items	3,011	(44,893)	(10,350)

Net cash provided by (used in) continuing operations	113,712	360,751	(164,992)
Net cash provided by (used in) discontinued operations	2,005	12,043	(2,225)

Net cash provided by (used in) operating activities	115,717	372,794	(167,217)
Investing activities:
Property, plant and equipment	(186,190)	(140,972)	(128,773)
Proceeds from sale of investment in Kumho Tire Company	-	-	106,950
Proceeds from the sale of (investment in) available-for-sale debt securities	-	(49,765)	49,765
Investment in unconsolidated subsidiary	-	-	(29,194)
Acquisition of businesses, net of cash acquired	(43,046)	(11,964)	(5,956)
Proceeds from the sale of business	-	66,256	-
Proceeds from the sale of assets	375	19,654	6,408

Net cash used in continuing operations	(228,861)	(116,791)	(800)
Net cash used in discontinued operations	(1,738)	(1,859)	-

Net cash used in investing activities	(230,599)	(118,650)	(800)
Financing activities:
Payments on long-term debt of parent company	(4,000)	(80,867)	(14,300)
Premium paid on debt repurchases	-	(2,224)	(552)
Net borrowings (repayments) of short term notes in partially owned subsidiaries	74,097	(10,667)	108,818
Contributions of joint venture partner	18,424	15,588	4,250
Purchase of treasury shares	-	(45,882)	(13,853)
Payment of dividends	(25,781)	(26,001)	(24,773)
Issuance of common shares and excess tax benefits on options	149	24,107	309

Net cash provided by (used in) financing activities	62,889	(125,946)	59,899
Effects of exchange rate changes on cash of continuing operations	(7,064)	(3,906)	9,843

Changes in cash and cash equivalents	(59,057)	124,292	(98,275)
Cash and cash equivalents at beginning of year	280,712	221,655	345,947

Cash and cash equivalents at end of year	$221,655	$345,947	$247,672

Cash and cash equivalents at end of year
Continuing operations	$221,611	$345,947	$247,672
Discontinued operations	44	-	-

	$221,655	$345,947	$247,672

See Notes to Consolidated Financial Statements, pages 40 to 68.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share amounts)

Note 1 -	Significant Accounting Policies

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

The Company’s consolidated financial statements reflect the accounting and disclosure requirements of SFAS No. 144, which mandate the segregation of operating results for the current year and comparable prior year periods and the balance sheets related to the discontinued operations from those related to ongoing operations. Accordingly, the consolidated statements of operations for the years ended December 31, 2006, 2007 and 2008 reflect this segregation as income from continuing operations and income from discontinued operations and the consolidated balance sheets at December 31, 2007 and 2008 display the current and long-term liabilities related to the sale of the automotive operations and Oliver Rubber Company.

Certain amounts for prior years have been reclassified to conform to 2008 presentations. During the fourth quarter of 2008, the Company completed its annual test for impairment and determined that impairment existed in the goodwill of its International Tire Operations segment. As the Company prepared to write-off the goodwill, it determined goodwill had been understated by $6,901 in the original purchase price allocation with offsets in Intangibles (-$6,909), Property, plant and equipment (Machinery and equipment $608) and Other assets (Deferred tax -$600). These reclassifications are reflected in the Consolidated Balance Sheets at December 31, 2007 and in Note 2 - Acquisitions. In addition, accumulated depreciation ($169) and amortization (-$1,791) have been adjusted as a result of the above with a corresponding adjustment to Noncontrolling shareholders’ interests in consolidated subsidiaries ($1,622).

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Acquired businesses are included in the consolidated financial statements from the dates of acquisition. All intercompany accounts and transactions have been eliminated.

The equity method of accounting is followed for investments in 20 percent to 50 percent owned companies. The Company’s investment in the Mexican tire manufacturing facility represents an approximate 38 percent interest ownership interest.

The cost method is followed in those situations where the Company’s ownership is less than 20 percent and the Company does not have the ability to exercise significant influence over the affiliate.

The Company has entered into a joint venture with Kenda Tire Company to construct and operate a tire manufacturing facility in China which was completed and began production in 2007. Until May 2012, all of the tires produced by this joint venture are required to be exported and sold by Cooper Tire & Rubber Company and its affiliates. The Company has also entered into a joint venture with Nemet International to market and distribute Cooper, Pneustone and associated brand tires in Mexico. At December 31, 2008, the Company has subordinated debt to the joint venture. The Company has determined that each of these entities is a Variable Interest Entity (VIE) and it is the primary beneficiary. As such, the Company has included their assets, liabilities and operating results in its consolidated financial statements. The Company has recorded the interest related to the joint venture partners’ ownership in noncontrolling shareholders’ interests in consolidated subsidiaries. The following table summarizes the balance sheets of these variable interest entities at December 31:

	2007	2008

Assets
Cash and cash equivalents	$4,203	$4,911
Accounts receivable	2,400	11,607
Inventories	8,149	28,080
Prepaid expenses	1,634	3,221

Total current assets	16,386	47,819
Net property, plant and equipment	112,204	134,639
Intangibles and other assets	14,704	14,247

Total assets	$143,294	$196,705

Liabilities and stockholders’ equity
Notes payable	$23,522	$69,430
Accounts payable	11,052	8,478
Accrued liabilities	4,451	11,548

Current liabilities	39,025	89,456
Long-term debt	20,866	10,500
Stockholders’ equity	83,403	96,749

Total liabilities and stockholders’ equity	$143,294	$196,705

Cash and cash equivalents and Short-term investments - The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

The Company’s objectives related to the investment of cash not required for operations is to preserve capital, meet the Company’s liquidity needs and earn a return consistent with these guidelines and market conditions. Investments deemed eligible for the investment of the Company’s cash include: 1) U.S. Treasury securities and general obligations fully guaranteed with respect to principle and interest by the government; 2) obligations of U.S. government agencies; 3) commercial paper or other corporate notes of prime quality purchased directly from the issuer or through recognized money market dealers; 4) time deposits, certificates of deposit or bankers’ acceptances of banks rated “A−” by Standard & Poor’s or “A3” by Moody’s; 5) collateralized mortgage obligations rated “AAA” by Standard & Poor’s and “Aaa” by Moody’s; 6) tax-exempt and taxable obligations of state and local governments of prime quality; and 7) mutual funds or outside managed portfolios that invest in the above investments. The Company had cash and cash equivalents totaling $345,947 and $247,672 at December 31, 2007 and December 31, 2008, respectively. The majority of the cash and cash equivalents was invested in eligible financial instruments in excess of amounts insured by the Federal Deposit Insurance Corporation and, therefore, subject to credit risk.

Accounts receivable – The Company records trade accounts receivable when revenue is recorded in accordance with its revenue recognition policy and relieves accounts receivable when payments are received from customers.

Allowance for doubtful accounts - The allowance for doubtful accounts is established through charges to the provision for bad debts. The Company evaluates the adequacy of the allowance for doubtful accounts throughout the year. The evaluation includes historical trends in collections and write-offs, management’s judgment of the probability of collecting specific accounts and management’s evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Accounts are determined to be uncollectible when the debt is deemed to be worthless or only recoverable in part, and are written off at that time through a charge against the allowance for doubtful accounts.

Inventories – Inventories are valued at cost, which is not in excess of market. Inventory costs have been determined by the last-in, first-out (“LIFO”) method for substantially all U.S. inventories. Costs of other inventories have been determined by the first-in, first-out (“FIFO”) and average cost methods.

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

Pre-production costs related to long-term supply arrangements - When the Company has a contractual arrangement for reimbursement of costs incurred during the engineering and design phase of customer-owned mold projects by the customer, development costs are recorded in Other assets in the accompanying consolidated balance sheets. Reimbursable costs for customer-owned molds included in Other assets were $1,327 and $442 at December 31, 2007 and 2008, respectively. Upon completion and acceptance of customer-owned molds, reimbursable costs are recorded as accounts receivable. At December 31, 2007 and 2008, respectively, $849 and $558 were included in Accounts receivable for customer-owned molds.

Earnings (loss) per common share – Net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding each year. Diluted earnings (loss) per share from continuing operations includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings (loss) per share:

(Number of shares in thousands)	2006	2007	2008

Numerator for basic and diluted earnings (loss) per share - income (loss) from continuing operations available to common stockholders	$(74,320)	$91,435	$(219,444)

Denominator for basic earnings (loss) per share - weighted average shares outstanding	61,338	61,938	59,048

Effect of dilutive securities - stock options and other stock units	-	774	-

Denominator for diluted earnings (loss) per share - adjusted weighted average shares outstanding	61,338	62,712	59,048

Basic earnings (loss) per share from continuing operations	$(1.21)	$1.48	$(3.72)

Diluted earnings (loss) per share from continuing operations	$(1.21)	$1.46	$(3.72)

Options to purchase shares of the Company’s common stock not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares were 756,740 in 2007. These options could be dilutive in the future depending on the performance of the Company’s stock. Due to the loss recorded in 2006, 2,597,000 options were not included in the computation of diluted earnings (loss) per share. Due to the loss recorded in 2008, 1,239,138 options were not included in the computation of diluted earnings (loss) per share. During 2007, the Company repurchased 2,991,900 shares, and during 2008, the Company repurchased 803,300 shares. No shares were repurchased in 2006.

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

Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of unrealized gains and losses on such forward contracts are recorded as a separate component of stockholders’ equity in the accompanying consolidated balance sheets and reclassified into earnings as the hedged transaction affects earnings.

The Company assesses hedge effectiveness quarterly. In doing so, the Company monitors the actual and forecasted foreign currency sales and purchases versus the amounts hedged to identify any hedge ineffectiveness. The Company also performs regression analysis comparing the change in value of the hedging contracts versus the underlying foreign currency sales and purchases, which confirms a high correlation and hedge effectiveness. Any hedge ineffectiveness is recorded as an adjustment in the accompanying consolidated financial statements of operations in the period in which the ineffectiveness occurs. For periods presented, an immaterial amount of ineffectiveness has been identified and recorded.

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

The Company determines its reserves using the number of incidents expected during a year. During 2007, the Company increased its products liability reserve by $51,306. The addition of another year of self-insured incidents accounted for $29,760 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims. In addition, the Company also revised its estimate of the number of additional incidents expected during each year for years subsequent to 2005. These revisions increased the reserve by $8,946. Finally, changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $12,600.

During 2008, the Company increased its products liability reserve by $55,970. The addition of another year of self-insured incidents accounted for $35,348 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims. These revisions increased the reserve by $7,956. Finally, changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $12,666.

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

During 2007, the Company paid $24,268 and during 2008, the Company paid $39,643 to resolve cases and claims. The Company’s products liability reserve balance at December 31, 2007 totaled $107,304 (current portion of $16,864). At December 31, 2008, the products liability reserve balance totaled $123,632 (current portion of $28,737).

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

Products liability costs totaled $63,649, $70,303 and $81,262 in 2006, 2007 and 2008, respectively, and include recoveries of legal fees of $9,434, $9,795 and $5,742 in 2006, 2007 and 2008, respectively. Policies applicable to claims occurring on April 1, 2003, and thereafter, do not provide for recovery of legal fees.

Advertising expense – Expenses incurred for advertising include production and media and are generally expensed when incurred. Dealer-earned cooperative advertising expense is recorded when earned. Advertising expense for 2006, 2007 and 2008 was $59,112, $42,555 and $48,102, respectively.

Stock-based compensation - Prior to the adoption of SFAS No. 123(R), the Company presented all benefits of its tax deductions resulting from the exercise of share-based compensation as operating cash flows in its Statement of Cash Flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the years ended December 31, 2007 and 2008, the Company recognized $2,915 and $26, respectively, of excess tax benefits as a financing cash inflow.

The fair value of option grants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2007

Risk-free interest rate	4.6%	4.6%
Dividend yield	2.9%	2.2%
Expected volatility of the Company’s common stock	0.350	0.360
Expected life in years	6.8	8.0

The weighted average fair value of options granted in 2006 and 2007 was $4.55 and $7.28, respectively. No stock options were granted in 2008.

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

	2007	2008

Reserve at January 1	$15,967	$16,510
Additions	20,552	19,816
Payments	(20,009)	(18,082)

Reserve at December 31	$16,510	$18,244

Use of estimates – The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of: (1) revenues and expenses during the reporting period; and (2) assets and liabilities, as well as disclosure of contingent assets and liabilities, at the date of the consolidated financial statements. Actual results could differ from those estimates.

Revenue recognition - Revenues are recognized when title to the product passes to customers. Shipping and handling costs are recorded in cost of products sold. Allowance programs such as volume rebates and cash discounts are recorded at the time of sale based on anticipated accrual rates for the year.

Research and development - Costs are charged to cost of products sold as incurred and amounted to approximately $23,184, $22,186 and $23,054 in 2006, 2007 and 2008, respectively.

Accounting pronouncements –

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement provides guidance for using fair value to measure assets and liabilities. The Statement defines fair value and establishes a fair value hierarchy that prioritizes the information used to develop assumptions market participants would use when pricing the asset or liability. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Measurement No. 157” (“the FSP”). The FSP amends SFAS No. 157 to delay the effective date of this Statement for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For items within its scope, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS No. 157 as of January 1, 2008 except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. See Note 11 – Fair Value of Financial Instruments for additional discussion of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statement 115” (SFAS No. 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 as of January 1, 2008, but it had no impact on its financial condition or results of operations as the Company did not elect to apply the fair value options.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS No. 141(R)). This statement replaces FASB Statement No. 141, “Business Combinations.” This statement defines the term acquirer and establishes guidance for how the acquirer is to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. It also provides guidance on how the acquirer is to recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company will be required to adopt SFAS No. 141(R) as of January 1, 2009 and is currently evaluating the provisions of this Statement, the impact on its acquisition related processes and its approach to adoption of the Statement.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 151” (SFAS No. 160). This statement amends ARB No. 151 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented by requiring the consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company will be required to adopt SFAS No. 160 as of January 1, 2009 and is currently evaluating the provisions of this Statement, the impact on its consolidated financial statements and the timing and approach to adoption of the Statement.

In March 2008, the FASB issued SFAS No. 161 “Disclosures About Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133”. SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit risk related contingent features contained within the derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and locations of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied and the impact hedges have on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the provisions of this Statement, the impact on its consolidated financial statements and the timing and approach to adoption of the Statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement did not change existing practices. This statement became effective on November 15, 2008 and did not have a material effect on the Company’s consolidated financial statements.

Note 2 –	Acquisitions

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

The purchase price and the final allocation for the 51 percent interest in Cooper Chengshan were as follows:

Assets
Cash	$18,815
Accounts receivable	23,863
Inventory	32,672
Other current assets	1,012
Property, plant & equipment	151,689
Goodwill	31,340
Intangible and other assets	18,356
Liabilities
Payable to Chengshan	(35,739)
Accounts payable	(57,246)
Accrued liabilities	(10,767)
Deferred taxes	(1,217)
Minority interest	(37,646)
Debt	(61,750)

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

Note 3 –	Discontinued Operations

On December 23, 2004, the Company sold its automotive operations, known as Cooper-Standard Automotive. In connection with the sale, the Company agreed to indemnify the buyer against pre-closing income tax liabilities and other items specified in the Sales Agreement. For indemnity commitments where the Company believes future payments are probable, it also believes the expected outcomes can be estimated with reasonable accuracy. Accordingly, for such amounts, a liability has been recorded with a corresponding decrease in the gain on the sale. Other indemnity provisions will be monitored for possible future payments not presently contemplated. With the passage of time, additional information may become available to the Company which would indicate the estimated indemnification amounts require revision. Changes in estimates of the amount of indemnity payments will be reflected as income or loss from discontinued operations in the periods in which the additional information becomes known.

On October 5, 2007, the Company sold its Oliver Rubber Company subsidiary. In addition to the segregation of operating financial results, assets and liabilities, Emerging Issues Task Force (“EITF”) No. 87-24, “Allocation of Interest to Discontinued Operations,” mandates the reallocation to continuing operations of general corporate overhead previously allocated to discontinued operations. Corporate overhead that previously would have been allocated to Oliver Rubber Company of $1,086 and $923 for the years ended 2006 and 2007 respectively is charged against continuing operations in the Company’s consolidated statements of operations. Proceeds from the sale were $66,256. The sale resulted in a gain of $26,475, net of taxes in the fourth quarter of 2007 and included the release of a tax valuation allowance, a portion of which was recorded in the third quarter.

Note 4 –	Inventories

At December 31, 2007, approximately 41 percent of the Company’s inventories had been valued under the LIFO method. With the growth of the Company’s operations in China, approximately 33 percent of the Company’s inventories at December 31, 2008 have been valued under the LIFO method and the remaining inventories have been valued under the FIFO or average cost method. All inventories are stated at the lower of cost or market.

Under the LIFO method, inventories have been reduced by approximately $139,808 and $221,854 at December 31, 2007 and 2008, respectively, from current cost which would be reported under the first-in, first-out method. Inventories in the United States which are accounted for using the LIFO cost method at December 31, 2007 were lower than at December 31, 2006 and, for the year ended December 31, 2007, cost of products sold has been reduced by $22,009 as a result. Cost of products sold for the year ended December 31, 2006 was reduced by $8,790 as a result of inventory valuation reductions in the United States as of December 31, 2006.

The Company’s International Tire Operations pre-purchased significant amounts of raw materials, particularly natural rubber during a period when prices for these commodities were high. This was done with the intent of assuring supply and minimizing future costs. At the end of 2008 demand for tires severely declined affecting the rate at which these raw materials could be used and the number of units in finished goods inventory. The Company was required to record a charge of $5,809 related to these raw materials and $4,428 related to finished goods at the end of 2008 to adhere to lower of cost or market accounting principles.

Note 5 –	Other Current Assets

Other current assets at December 31 are as follows:

	2007	2008

Investment in Kumho Tire Co., Inc.	$112,170	$-
Income tax recoverable	7,525	43,441
Other	15,018	14,849

	$134,713	$58,290

The Company owned 15 million global depositary shares (equivalent to 7.5 million common shares) of Kumho Tire Company, Inc. of Korea. The Company held an option to sell such shares to Kumho Tire which was exercisable beginning in February 2008 at the greater of the price paid or the fair market value at the date of exercise. The Company exercised its put option and received proceeds of $106,950 in the third quarter of 2008.

Note 6 -	Goodwill and Intangibles

Goodwill is recorded in the segment where it was generated by acquisitions. The Company recorded $31,340 of goodwill and $7,173 of definite-lived intangible assets associated with its acquisition of Cooper Chengshan. Purchased goodwill and indefinite-lived intangible assets are tested annually for impairment unless indicators are present that would require an earlier test.

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

During the fourth quarter of 2008, the Company completed its annual test for impairment and determined that impairment existed in the goodwill of its International Tire Operations segment. The impact of the current global economic environment caused the Company to revise its future cash flow projections and, following a review of the valuation of the segment’s identifiable assets, the Company wrote off the goodwill of the International Tire Operations segment which totaled $31,340.

The following table presents intangible assets and accumulated amortization balances as of December 31, 2007 and 2008:

	December 31, 2007			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Definite-lived:
Trademarks and tradenames	$10,891	$(3,281)	$7,610	$10,891	$(3,874)	$7,017
Patents and technology	15,038	(12,951)	2,087	15,038	(14,382)	656
Other	8,252	(4,870)	3,382	8,252	(5,840)	2,412

	34,181	(21,102)	13,079	34,181	(24,096)	10,085
Indefinite-lived:
Trademarks	9,817	-	9,817	9,817	-	9,817

	$43,998	$(21,102)	$22,896	$43,998	$(24,096)	$19,902

Estimated amortization expense over the next five years is as follows: 2009 - $1,357, 2010 - $1,289, 2011 - $1,259, 2012 - $1,237 and 2013 - $863. The future amortization expense amounts are lower than in prior years due to lower intangible asset balances as a result of the reclassification of the purchase price of Cooper Chengshan.

Note 7 -	Other Assets

Other assets at December 31 are as follows:

	2007	2008

Investment in unconsolidated subsidiary	$-	$26,848
Other	59,324	48,257

	$59,324	$75,105

During 2008, the Company invested in a Mexican tire manufacturing facility and obtained an approximate 38 percent ownership interest. The Company’s investment during 2008 was $29,194 and the Company has recorded its share of the loss of the operation in the amount of $2,346.

Note 8 -	Accrued Liabilities

Accrued liabilities at December 31 are as follows:

	2007	2008

Payroll and withholdings	$46,140	$22,047
Products liability	16,864	28,737
Medical	4,761	22,396
Foreign currency (gain) loss on derivative financial instruments	8,565	(1,252)
Other	65,418	51,843

	$141,748	$123,771

Note 9 –	Income Taxes

Components of income (loss) from continuing operations before income taxes and noncontrolling shareholders’ interests were as follows:

	2006	2007	2008

United States	$(95,435)	$69,205	$(228,398)
Foreign	19,440	46,825	(29,377)

Total	$(75,995)	$116,030	$(257,775)

The provision (benefit) for income tax for continuing operations consists of the following:

	2006	2007	2008

Current:
Federal	$8,030	$5,124	$(31,368)
State and local	203	753	147
Foreign	4,326	2,447	4,274

	12,559	8,324	(26,947)
Deferred:
Federal	(16,333)	4,171	(2,005)
State and local	(631)	(183)	-
Foreign	(933)	3,523	(1,322)

	(17,897)	7,511	(3,327)

	$(5,338)	$15,835	$(30,274)

A reconciliation of income tax expense (benefit) for continuing operations to the tax based on the U.S. statutory rate is as follows:

	2006	2007	2008

Income tax provision (benefit) at 35%	$(27,804)	$40,610	$(90,221)
State and local income tax, net of federal income tax effect	(757)	613	(6,399)
U.S. tax credits	(5,505)	(1,689)	(2,415)
Difference in effective tax rates of international operations	(2,617)	(8,662)	13,235
Impairment of goodwill	15,597	-	-
Valuation allowance	18,136	(12,804)	54,458
Other - net	(2,388)	(2,233)	1,068

Income tax expense	$(5,338)	$15,835	$(30,274)

Payments for income taxes in 2006, 2007 and 2008, net of refunds, were $4,505, $16,200 and $10,351, respectively.

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31 were as follows:

	2007	2008

Deferred tax assets:
Postretirement and other employee benefits	$122,849	$198,881
Net operating loss, capital loss, and tax credits carryforwards	36,004	63,066
All other items	76,548	110,376

Total deferred tax assets	235,401	372,323
Deferred tax liabilities:
Property, plant and equipment	(124,243)	(114,462)
All other items	(18,017)	(15,444)

Total deferred tax liabilities	(142,260)	(129,906)

	93,141	242,417
Valuation allowances	(87,367)	(231,270)

Net deferred tax asset	$5,774	$11,147

The net deferred taxes in the consolidated balance sheets are as follows:

	2007	2008

Net deferred tax asset	$5,774	$11,147

At December 31, 2008, the Company has U.S. federal tax losses of $24,944, as well as apportioned state tax losses of $333,400 and foreign tax losses of $17,519 available for carryforward. The Company also has U.S. federal tax credits of $11,767 and state tax credits of $6,379 in addition to U.S. capital losses of $40,619 available for carryforward. Valuation allowances have been provided for those items which, based upon an assessment, it is more likely than not that some portion may not be realized. The U.S. federal and state tax loss carryforwards and other tax attributes will expire from 2009 through 2027. The foreign tax losses expire no sooner than 2012. The U.S. federal capital loss carryover will expire in 2009.

The Company’s remaining U.S. federal tax loss carryforward is net of current and prior year “specified liability loss” carry backs of $100,682. These carry backs resulted in current year tax benefits of $35,239.

The Company has adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes”. The Company’s liability for unrecognized tax benefits for permanent and temporary book/tax differences for continuing operations, exclusive of interest, total approximately $7,623 as itemized in the tabular roll forward below:

	2007	2008

Balance at January 1	$1,658	$3,777
Additions for tax positions of the current year	403	1,640
Additions for tax positions of prior years	1,716	2,307
Reductions for tax positions of prior years	-	(101)

Balance at December 31	$3,777	$7,623

Of this amount, the effective rate would change upon the recognition of approximately $5,900 of these unrecognized tax benefits. The Company accrued, through the tax provision, approximately $391, $319 and $419 of interest expense for 2006, 2007 and 2008 respectively. At December 31, 2008, the Company has $1,827 of interest accrued.

U. S. income taxes were not provided on a cumulative total of approximately $105,540 of undistributed earnings, as well as a minimal amount of other comprehensive income for certain non-U.S. subsidiaries. The Company currently intends to reinvest these earnings in operations outside the United States. It is not practicable to determine the amount of additional U.S. income taxes that could be payable upon remittance of these earnings since taxes payable would be reduced by foreign tax credits based upon income tax laws and circumstances at the time of distribution. The Company has joint ventures in China that have been granted full and partial income tax holidays. The holidays terminate after five years and the first expires in 2010.

During 2008 the Company became aware of a potentially favorable settlement of the pending bilateral Advance Pricing Agreement (“APA”) negotiations between the U.S. and Canada. This relates to pre-disposition years (2000-2004) of a discontinued operation. Pursuant to the related sales agreement, the Company is responsible for all pre-disposition tax obligations and is entitled to all tax refunds applicable to that period. The Company believes the settlement could be significant but is unable to quantify with certainty the overall impact to the Company until the APA agreement is finalized and signed by all parties. Complex recalculations will be required for the affected income tax returns of the discontinued operation’s Canadian subsidiary to quantify the tax refund. This overpayment is ultimately due to the Company under the sales agreement. However, the party obligated to pay the Company may not be able to pay the Company any or all of the amount of such obligation due to certain legal limitations or restrictions that may be imposed on such party. The revised intercompany transfer pricing terms will also result in an increased tax obligation to the Company on its consolidated U.S. income tax returns for the pre-disposition years. At such time as a more definitive estimate of the overall impact from the resolution of the APA can be made and the certainty as to the amount of such payment to the Company is assured, the Company will record the outcome to discontinued operations.

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by tax authorities for years prior to 2000.

Note 10 -	Debt

On August 30, 2006, the Company established an accounts receivable securitization facility of up to $175,000. Pursuant to the terms of the facility, the Company sells certain of its domestic trade receivables on a continuous basis to its wholly-owned, bankruptcy-remote subsidiary, Cooper Receivables LLC (“CRLLC”). In turn, CRLLC may sell from time to time an undivided ownership interest in the purchased trade receivables, without recourse, to a PNC Bank administered, asset-backed commercial paper conduit. The facility was initially scheduled to expire in August 2009. On September 14, 2007, the Company amended the accounts receivable facility to exclude the sale of certain receivables, reduce the size of the facility to $125 million and to extend the maturity to September 2010. No ownership interests in the purchased trade receivables had been sold to the bank conduit as of December 31, 2007 or December 31, 2008. The Company had issued standby letters of credit under this facility totaling $27,200 and $29,500 at December 31, 2007 and 2008, respectively.

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

On November 9, 2007, the Company and its subsidiary, Max-Trac Tire Co., Inc., entered into a Loan and Security Agreement (New Credit Agreement) with a consortium of six banks. This New Credit Agreement provides a $200,000 credit facility to the Company and Max-Trac Tire Co., Inc. The New Credit Agreement is a revolving credit facility maturing on November 9, 2012 and is secured by the Company’s United States inventory, certain North American accounts receivable that have not been previously pledged and general intangibles related to the foregoing. The New Credit Agreement and the accounts receivable securitization facility have no financial covenants. Borrowings under the New Credit Agreement bear a margin based on the London Interbank Offered Rate. There were no borrowings under the New Credit Agreement at December 31, 2007 or December 31, 2008.

During 2006, the Company repurchased $3,000 of its long-term debt due in 2019 and $1,000 of its long-term debt due in 2027. Deferred financing costs of $65 were written off in conjunction with these repurchases. During 2007, the Company repurchased $80,867 of its long-term debt due in 2009. The Company incurred transaction-related costs of $2,558 related to these repurchases, including $330 of deferred financing costs written off. During 2008, the Company repurchased $14,300 of its long-term debt due in 2009. The Company incurred transaction-related costs of $593 related to these repurchases, including $41 of deferred financing costs written off.

The following table summarizes the long-term debt of the Company at December 31, 2007 and 2008 and, except for capital leases, the long-term debt is due in an aggregate principal payment on the due date:

	2007	2008

Parent company
7.75% unsecured notes due December 2009	$111,213	$96,913
8% unsecured notes due December 2019	173,578	173,578
7.625% unsecured notes due March 2027	116,880	116,880
Capitalized leases and other	5,080	5,081

	406,751	392,452
Subsidiaries
3.693% to 5.58% unsecured notes due in 2009	47,807	50,848
3.718% to 7.47% unsecured notes due in 2010	10,050	14,880
5.67% to 7.56% unsecured notes due in 2011	-	15,330

	57,857	81,058

	464,608	473,510
Less current maturities	-	147,761

	$464,608	$325,749

Over the next five years, the Company has payments related to the above debt of: 2009 - $147,761, 2010 - $14,880, 2011 - $15,330, 2012 - $0 and 2013 - $0. In addition, the Company’s partially owned, consolidated subsidiary operations in China have short-term notes payable of $185 million due in 2009. The weighted average interest rate of the short-term notes payable at December 31, 2007 and 2008 was 5.91 percent and 7.75 percent, respectively.

The Company and its subsidiaries also have, from various banking sources, approximately $4,300 of available short-term lines of credit at rates of interest approximating euro-based interest rates. The amounts available and outstanding vary based on exchange rates as borrowings may be in currencies other than the U.S. Dollar.

Interest paid on debt during 2006, 2007 and 2008 was $55,272, $51,970 and $51,964, respectively. The amount of interest capitalized was $2,894, $2,983 and $1,683 during 2006, 2007 and 2008, respectively.

Note 11 -	Fair Value of Financial Instruments

The fair value of the Company’s debt is computed using discounted cash flow analyses based on the Company’s estimated current incremental borrowing rates. The carrying amounts and fair values of the Company’s financial instruments as of December 31 are as follows:

	2007		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$345,947	$345,947	$247,672	$247,672
Notes payable	(86,384)	(86,384)	(184,774)	(184,774)
Current portion of long-term debt	-	-	(147,761)	(142,161)
Long-term debt	(464,608)	(438,208)	(325,749)	(158,949)
Derivative financial instruments	8,565	8,565	(1,252)	(1,252)

The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. Exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations are offset by the change in values of the fair value foreign currency hedges. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish kronar, Mexican peso and Chinese yuan generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2007 and 2008 was $223,200 and $178,100, respectively. The counterparties to each of these agreements are major commercial banks. Management believes that the probability of losses related to credit risk on investments classified as cash and cash equivalents and short-term investments is unlikely.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices	Significant
		in Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2008	Level (1)	Level (2)	Level (3)

Liabilities:
Accrued liabilities - foreign currency (gain) loss on derivative financial instruments	$(1,252)		$(1,252)

Note 12 -	Pensions and Postretirement Benefits Other than Pensions

The Company and its subsidiaries have a number of plans providing pension, retirement or profit-sharing benefits for substantially all domestic employees. These plans include defined benefit and defined contribution plans. The Company has an unfunded, nonqualified supplemental retirement benefit plan covering certain employees whose participation in the qualified plan is limited by provisions of the Internal Revenue Code.

For defined benefit plans, benefits are generally based on compensation and length of service for salaried employees and length of service for hourly employees. In 2002, a new hybrid pension plan covering all domestic salaried and non-bargained hourly employees was established. Employees at the effective date, meeting certain requirements, were grandfathered under the previous defined benefit rules. The new hybrid pension plan covering non-grandfathered employees resembles a savings account. Nominal accounts are credited based on a combination of age, years of service and percentage of earnings. A cash-out option is available upon termination or retirement. Employees of certain of the Company’s foreign operations are covered by either contributory or non-contributory trusteed pension plans.

Participation in the Company’s defined contribution plans is voluntary. The Company matches certain plan participants’ contributions up to various limits. Participants’ contributions are limited based on their compensation and, for certain supplemental contributions which are not eligible for company matching, based on their age. Company contributions for certain of these plans are dependent on operating performance. Expense for those plans was $0, $5,122 and $0 for 2006, 2007 and 2008, respectively.

The Company currently provides retiree health care and life insurance benefits to a significant percentage of its U.S. salaried and hourly employees. U.S. salaried and non-bargained hourly employees hired on or after January 1, 2003 are not eligible for retiree health care or life insurance coverage. The Company has reserved the right to modify or terminate certain of these salaried benefits at any time.

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

The following table reflects changes in the projected obligations and fair market values of assets in all defined benefit pension and other postretirement benefit plans of the Company:

			Other
	Pension Benefits		Postretirement Benefits
	2007	2008	2007	2008

Change in projected benefit obligation:
Projected benefit obligation at January 1	$1,102,427	$1,098,859	$275,128	$261,145
Service cost - employer	21,991	21,875	5,570	4,974
Service cost - employee	2,145	2,109	-	-
Interest cost	62,012	63,899	15,674	15,492
Actuarial (gain)/loss	(30,555)	(54,311)	(22,528)	(16,213)
Benefits paid	(64,459)	(58,789)	(12,699)	(12,719)
Foreign currency translation effect	5,298	(79,111)	-	-

Projected benefit obligation at December 31	$1,098,859	$994,531	$261,145	$252,679

Change in plans’ assets:
Fair value of plans’ assets at January 1	$962,120	$1,056,252	$-	$-
Actual return on plans’ assets	85,997	(248,978)	-	-
Employer contributions	66,300	39,886	-	-
Participant contributions	2,256	2,258	-	-
Benefits paid	(64,459)	(58,789)	-	-
Foreign currency translation effect	4,038	(64,724)	-	-

Fair value of plans’ assets at December 31	$1,056,252	$725,905	$-	$-

Funded status of the plans	$(42,607)	$(268,626)	$(261,145)	$(252,679)

Amounts recognized in the balance sheets:
Other assets	$13,000	$147	$-	$-
Accrued liabilities	-	-	(16,654)	(16,654)
Postretirement benefits other than pensions	-	-	(244,491)	(236,025)
Pension benefits	(55,607)	(268,773)	-	-

Included in cumulative other comprehensive loss at December 31, 2007 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service costs of ($17,575) (($14,878) net of tax) and unrecognized actuarial losses of $308,059 ($250,735 net of tax).

Included in cumulative other comprehensive loss at December 31, 2008 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service costs of ($18,046) (($16,698) net of tax) and unrecognized actuarial losses of $541,679 ($487,010 net of tax). The prior service cost and actuarial loss included in cumulative other comprehensive loss and expected to be recognized in net periodic benefit cost during the fiscal year-ended December 31, 2009 are ($1,208) and $32,100, respectively.

The underfunded status of the pension plans of $268,626 at December 31, 2008 is recognized in the accompanying consolidated balance sheets as Other assets for those overfunded plans and Other long-term liabilities for those underfunded plans. The unfunded status of the other postretirement benefits is recognized as Accrued liabilities for the current portion of $16,654 and as Postretirement benefits other than pensions for the long-term portion of $236,025.

The accumulated benefit obligation for all defined benefit pension plans was $1,043,991 and $954,971 at December 31, 2007 and 2008, respectively.

Weighted average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2007	2008	2007	2008

All plans
Discount rate	5.97%	6.12%	6.00%	6.00%
Rate of compensation increase	3.46%	3.33%	-	-
Domestic plans
Discount rate	6.00%	6.00%	6.00%	6.00%
Rate of compensation increase	3.25%	3.25%	-	-
Foreign plans
Discount rate	5.89%	6.50%	-	-
Rate of compensation increase	3.96%	3.56%	-	-

At December 31, 2008, the weighted average assumed annual rate of increase in the cost of medical benefits was 6.0 percent per year for 2009 and thereafter. The weighted average assumed annual rate of increase in the cost of prescription drugs was 6.0 percent per year for 2009 and thereafter.

				Other
	Pension Benefits			Postretirement Benefits
	2006	2007	2008	2006	2007	2008

Components of net periodic benefit cost:
Service cost	$22,824	$21,991	$21,875	$5,725	$5,570	$4,974
Interest cost	57,501	62,012	63,899	15,605	15,674	15,492
Expected return on plan assets	(71,030)	(77,893)	(81,484)	-	-	-
Amortization of prior service cost	919	714	483	(308)	(308)	(308)
Recognized actuarial loss	15,335	15,257	11,593	3,507	2,836	1,196

Net periodic benefit cost	$25,549	$22,081	$16,366	$24,529	$23,772	$21,354

Weighted-average assumption used to determine net periodic benefit cost for the years ended December 31:

				Other
	Pension Benefits			Postretirement Benefits
	2006	2007	2008	2006	2007	2008

All plans
Discount rate	5.68%	5.61%	5.97%	5.75%	5.75%	6.00%
Expected return on plan assets	8.62%	8.58%	8.25%	-	-	-
Rate of compensation increase	3.44%	3.37%	3.46%	-	-	-
Domestic plans
Discount rate	5.75%	5.75%	6.00%	5.75%	5.75%	6.00%
Expected return on plan assets	9.00%	9.00%	8.50%	-	-	-
Rate of compensation increase	3.25%	3.25%	3.25%	-	-	-
Foreign plans
Discount rate	5.49%	5.29%	5.89%	-	-	-
Expected return on plan assets	7.45%	7.45%	7.55%	-	-	-
Rate of compensation increase	3.98%	3.65%	3.96%	-	-	-

The following table lists the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets at December 31, 2007 and 2008:

	2007		2008
	Projected	Accumulated	Projected	Accumulated
	benefit	benefit	benefit	benefit
	obligation	obligation	obligation	obligation
	exceeds plan	exceeds plan	exceeds plan	exceeds plan
	assets	assets	assets	assets

Projected benefit obligation	$464,586	$464,586	$992,228	$992,228
Accumulated benefit obligation	453,666	453,666	952,751	952,751
Fair value of plan assets	408,979	408,979	723,455	723,455

Assumed health care cost trend rates for other postretirement benefits have a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Percentage Point
	Increase	Decrease

Increase (decrease) in total service and interest cost components	$153	$(136)

Increase (decrease) in the postretirement benefit obligation	2,100	(1,865)

The Company’s weighted average asset allocations for its domestic and foreign pension plans’ assets at December 31, 2007 and December 31, 2008 by asset category are as follows:

	U. S. Plans		U. K. Plan
Asset Category	2007	2008	2007	2008

Equity securities	68%	70%	62%	52%
Debt securities	31	30	36	45
Cash	1	0	2	3

Total	100%	100%	100%	100%

The Company’s investment policy for United States plans’ assets is to maintain an allocation of 70 percent in equity securities and 30 percent in debt securities. The Company’s investment policy for United Kingdom plan assets is to maintain an allocation of 60 percent in equity securities and 40 percent in fixed income securities. Rebalancing of the asset portfolios occurs periodically if the mix differs from the target allocation. Equity security investments are structured to achieve a balance between growth and value stocks. The Company also has a pension plan in Germany and the assets of that plan consist of investments in a German insurance company.

The fair market value of U.S. plan assets was $777,046 and $553,005 at December 31, 2007 and 2008, respectively. The fair market value of the United Kingdom plan assets was $276,659 and $170,450 at December 31, 2007 and 2008, respectively. The fair market value of the German pension plan assets was $2,547 and $2,450 at December 31, 2007 and 2008, respectively.

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

During 2009, the Company expects to contribute only minimum requirements to its domestic and foreign pension plans, including the currently estimated amounts resulting from the planned closure of the Albany, Georgia facility. These amounts are expected to total approximately $45,000 to $50,000.

The Company estimates its benefit payments for its domestic and foreign pension plans and other postretirement benefit plans during the next ten years to be as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits

2009	62,000	17,000
2010	62,000	18,000
2011	64,000	18,000
2012	66,000	18,000
2013	67,000	18,000
2014 through 2018	362,000	95,000

Note 13 –	Other Long-term Liabilities

Other long-term liabilities at December 31 are as follows:

	2007	2008

Products liability	$90,440	$94,895
Other	17,676	20,908

	$108,116	$115,803

Note 14 –	Common Stock

There were 8,406 common shares reserved for grants under compensation plans and contributions to the Company’s Spectrum Investment Savings Plan and Pre-Tax Savings plans at December 31, 2008. The Company matches contributions made by participants to these plans in accordance with a formula based upon the financial performance of the Company. Matching contributions are directed to the Company Stock Fund, however, employees may transfer these contributions to any of the other investment funds offered under the plans.

Note 15 –	Cumulative Other Comprehensive Loss

The balances of each component of cumulative other comprehensive loss in the accompanying consolidated statements of stockholders’ equity are as follows:

	2007	2008

Cumulative currency translation adjustment	$ 34,894	$ 17,544
Changes in the fair value of derivatives and
unrealized gains/(losses) on marketable securities	(7,281)	267
Tax effect	2,567	2,422

Net	(4,714)	2,689
Unrecognized postretirement benefit plans	(290,484)	(523,633)
Tax effect, net of valuation allowance	54,627	53,321

Net	(235,857)	(470,312)

	$ (205,677)	$ (450,079)

Net income (loss) reflects realized gains and losses on marketable securities and derivatives. Losses of $1,083, $4,195 and $7,038 were recognized in 2006, 2007 and 2008, respectively.

Note 16 -	Stock-Based Compensation

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

Since the adoption of SFAS No. 123(R), the Company recorded compensation expense of $320, $321 and $351 for 2006, 2007 and 2008, respectively, related to stock options.

Summarized information for the plans follows:

			Weighted
			Average
		Number of	Exercise	Available
		Shares	Price	For Grant

January 1, 2006
	Outstanding	3,661,119	17.78
	Exercisable	3,661,119	17.78

	Granted	451,438	14.35
	Exercised	(10,589)	13.30
	Expired	(25,122)	18.70
	Cancelled	(1,044,295)	17.12

December 31, 2006				5,404,430
	Outstanding	3,032,551	17.76
	Exercisable	2,670,865	18.22

	Granted	8,280	19.33
	Exercised	(1,245,910)	17.01
	Expired	(6,827)	24.33
	Cancelled	(180,617)	18.47

December 31, 2007				4,787,535
	Outstanding	1,607,477	18.23
	Exercisable	1,390,828	18.80

	Granted	-	-
	Exercised	(19,192)	14.75
	Expired	(246,215)	20.57
	Cancelled	(107,470)	18.95

December 31, 2008				4,708,946
	Outstanding	1,234,600	17.76
	Exercisable	1,108,910	18.12

The weighted average remaining contractual life of options outstanding at December 31, 2008 is 4.9 years.

Segregated disclosure of options outstanding at December 31, 2008 is as follows:

	Range of Exercise Prices
	Less than or	Greater than $14.75 and	Greater than or
	equal to $14.75	less than $19.80	equal to $19.80

Options outstanding	467,352	433,348	333,900

Weighted average exercise price	$14.20	$18.35	$21.96
Remaining contractual life	5.3	4.6	4.7

Options exercisable	345,264	429,746	333,900

Weighted average exercise price	$14.13	$18.35	$21.96

Restricted Stock Units

Under the 1998, 2001 and 2006 Incentive Compensation Plans, restricted stock units may be granted to officers and other key employees. Compensation related to the restricted stock units is determined based on the fair value of the Company’s stock on the date of grant and is amortized to expense over the vesting period. The restricted stock units granted in 2007 and 2008 have vesting periods ranging from one to five years. With the adoption of SFAS No. 123(R), the Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire. The Company recorded $1,186, $2,008 and $1,796 of compensation expense for 2006, 2007 and 2008, respectively, related to restricted stock units. The following table provides details of the restricted stock units granted by the Company:

	2007	2008

Restricted stock units outstanding at beginning of period	126,475	401,681

Restricted stock units granted	314,484	22,500
Accrued dividend equivalents	7,860	19,700
Restricted stock units settled	(47,138)	(35,405)
Restricted stock units cancelled	–	(4,839)

Restricted stock units outstanding at end of period	401,681	403,637

Performance Based Units

During 2007, executives participating in the Company’s Long-Term Incentive Plan earned 283,254 performance based units based on the Company’s financial performance in 2007. These units will vest in February 2010 and the Company recorded $1,348 and $1,778 in compensation expense associated with these units in 2007 and 2008, respectively. No PBUs were earned in 2006 or 2008.

At December 31, 2008, the Company has $3,138 of unvested compensation cost related to stock options, restricted stock units and performance based units. This cost will be recognized as expense over a weighted average period of 14 months.

Note 17 -	Lease Commitments

The Company rents certain distribution facilities and equipment under long-term leases expiring at various dates. The total rental expense for the Company, including these long-term leases and all other rentals, was $29,815, $27,560 and $26,664 for 2006, 2007 and 2008, respectively.

Future minimum payments for all non-cancelable operating leases through the end of their terms, which in aggregate total $89,058, are listed below. Certain of these leases contain provisions for optional renewal at the end of the lease terms.

2009	15,524
2010	21,707
2011	8,039
2012	6,420
2013	6,350
Thereafter	31,018

Note 18 -	Restructuring

During 2008, the Company incurred restructuring expenses related to the closure of its Albany, Georgia manufacturing facility and the closure of a distribution center in Dayton, New Jersey.

On October 21, 2008, the Company announced it would conduct a capacity study of its United States manufacturing facilities. The study was an evolution of the Strategic Plan as outlined by the Company in February 2008. All of the Company’s U.S. manufacturing facilities were included for review and were analyzed based on a combination of factors, including long term financial benefits, labor relations and productivity.

At the conclusion of the capacity study, on December 17, 2008, the North American Tire Operations segment announced its plans to close its tire manufacturing facility in Albany, Georgia. This closure is expected to result in a workforce reduction of approximately 1,400 people. Certain equipment in the facility will be relocated to other manufacturing facilities. The segment has targeted the first quarter of 2010 as the completion date for this plant closure.

The cost of this initiative is estimated to range from between $120,000 and $145,000. This amount consists of personnel related costs of between $25,000 and $35,000. Equipment related and other costs are estimated to be between $95,000 and $110,000, including asset write downs of between $75,000 and $85,000.

During the fourth quarter, the Company recorded $429 of personnel related costs ($429 after-tax and $.01 per share) and no severance payments were made, resulting in an accrued severance balance at December 31, 2008 of $429. Also during the fourth quarter, the Company recorded an impairment loss of $75,162 ($75,162 after-tax and $1.27 per share) to write down the Albany land, building and equipment to fair value. The fair value of the land and buildings was determined using a sales comparison approach using recent market data and comparing values to the Albany, Georgia location. The fair value of the machinery and equipment which will not be transferred to other Company locations was determined using the market value approach.

The Company also recorded $393 in other restructuring costs related to the Albany facility.

In December 2008, the Company also announced the planned closure of its Dayton, New Jersey distribution center. This initiative is expected to cost between $450 and $500. This amount includes personnel related costs of $100 and equipment related costs between $350 and $450. This initiative is expected to be completed by the end of the first quarter 2009 and will impact nine people. During the fourth quarter of 2008, the Company recorded $24 of severance costs and did not make any payments. The Company also recorded asset write-downs of $394.

The continuing operations of the Company incurred restructuring expenses in 2006 and 2007 related to four initiatives.

In September of 2006, the North American Tire Operations segment announced its plans to reconfigure its tire manufacturing facility in Texarkana, Arkansas so that its production levels can “flex” to meet tire demand. The Company completed this initiative during the third quarter of 2007 at a total cost of $3,499. The Company recorded restructuring costs of $723 in 2006 and $2,776 in 2007 associated with this initiative.

In November of 2006, a restructuring of salaried support positions was announced. This initiative was completed at the end of the first quarter of 2007 at a total cost of $1,118. The Company recorded $647 of costs related to this initiative in 2006 and $471 of costs during 2007.

In December of 2006, the North American Tire Operations segment initiated a plan to reduce the number of stock-keeping units manufactured in its facilities and to take tire molds out of service. The Company recorded $405 of restructuring expense in 2006 and $80 in 2007.

During 2006, the International Tire Operations segment recorded $1,461 in restructuring costs associated with a management reorganization in Cooper Tire Europe. During 2007, a restructuring program to reduce 15 positions was completed at a cost of $150. A warehouse was closed in March 2007 at a cost of $38.

Note 19 -	Severance payments to former Chief Executive Officer

During the third quarter of 2006, the Company paid $6,797 in severance and benefits to Thomas A. Dattilo, the former chairman, president and chief executive officer of the Company, pursuant to the terms of his Employment Agreement. An additional payment of $585 was paid to Mr. Dattilo in the first quarter of 2007. Expense of $5,069 was recorded in the third quarter of 2006 in conjunction with these distributions relating to the severance component of the payments. The Company had previously accrued $2,313 under existing benefit programs. This additional expense appears as a component of Selling, general and administrative expense in the Condensed Consolidated Statements of Operations and within Unallocated corporate charges as presented in the operating segment footnote.

Note 20 -	Other – Net

The components of Other - net in the statement of operations for the years 2006, 2007 and 2008 are as follows:

	2006	2007	2008

Foreign currency (gains)/losses	$(864)	$(3,890)	$2,966
Equity in earnings from joint ventures	(666)	(1,725)	2,346
Loss (gain) on sale of assets	-	(7,230)	948
Other	(462)	168	(1,406)

	$(1,992)	$(12,677)	$4,854

Note 21 -	Contingent Liabilities

Indemnities Related to the Sale of Cooper-Standard Automotive

The sale of the Company’s automotive segment included contract provisions which provide for indemnification of the buyer by the Company for all income tax liabilities related to periods prior to closing and for various additional items outlined in the agreement. Indemnity payments would be reflected as expenses of discontinued operations. The recorded gain on the sale includes reductions for estimates of the expected tax liabilities and the other potential indemnity items to the extent they are deemed to be probable and estimable at December 31, 2008. For indemnity commitments where the Company believes future payments are probable, it also believes the expected outcomes can be estimated with reasonable accuracy. Accordingly, for such amounts, a liability has been recorded with a corresponding decrease in the gain on the sale. Other indemnity provisions will be monitored for possible future payments not presently contemplated. The Company will reevaluate the probability and amounts of indemnity payments being required quarterly and adjustments, if any, to the initial estimates will be reflected as income or loss from discontinued operations in the periods when revised estimates are determined.

Guarantees

Certain operating leases related to property and equipment used in the operations of Cooper-Standard Automotive were guaranteed by the Company. These guarantees require the Company, in the event Cooper-Standard Automotive fails to honor its commitments, to satisfy the terms of the lease agreements. As part of the sale of the automotive segment, the Company is seeking releases of those guarantees, but to date has been unable to secure releases from certain lessors. The most significant of those leases is for a U.S. manufacturing facility with a remaining term of 8 years and total remaining payments of approximately $9,300. Other leases cover two facilities in the United Kingdom. These leases have remaining terms of five years and remaining payments of approximately $2,900. The Company does not believe it is presently probable that it will be called upon to make these payments. Accordingly, no accrual for these guarantees has been recorded. If information becomes known to the Company at a later date which indicates its performance under these guarantees is probable, accruals for the obligations will be required.

Litigation

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

Cooper and the United Steelworkers entered into a series of letter agreements beginning in 1991 establishing maximum annual amounts that Cooper would contribute for funding the cost of health care coverage for certain union retirees who retired after specific dates. Prior to January 1, 2004, the maximum annual amounts had never been implemented. On January 1, 2004, however, Cooper implemented the existing letter agreement according to its terms and began requiring these retirees and surviving spouses to make contributions for the cost of their health care coverage.

On April 18, 2006, a group of Cooper union retirees and surviving spouses filed a lawsuit in the U.S. District Court for the Northern District of Ohio on behalf of a purported class claiming that Cooper was not entitled to impose any contribution requirement pursuant to the letter agreements and that Plaintiffs were promised lifetime benefits, at no cost, after retirement under the terms of the union-Cooper negotiated Pension and Insurance Agreements in effect at the time that they retired.

On May 13, 2008, in the case of Cates, et al v. Cooper Tire & Rubber Company, the United States District Court for the Northern District of Ohio entered an order holding that a series of pension and insurance agreements negotiated by the Company and its various union locals over the years conferred vested lifetime health care benefits upon certain Company hourly retirees. The court further held that these benefits were not subject to the caps on the Company’s annual contributions for retiree health care benefits that the Company had negotiated with the union locals. Subsequent to that order, the court granted the plaintiffs’ motion for class certification. The Company has initiated the process of pursuing an appeal of the order to the Sixth Circuit of Appeals, while simultaneously reviewing other means of satisfactorily resolving the case through settlement discussions. As a result of the settlement discussions and in an attempt to resolve the claims relating to health care benefits for all of the Company’s hourly union-represented retirees, a related lawsuit, Johnson, et al v. Cooper Tire & Rubber Company, was filed on February 3, 2009, with the court on behalf of a different, smaller group of hourly union-represented retirees. The second case has been stayed pending the parties’ settlement discussions.

Management cannot reasonably determine the scope or amount of possible liabilities that could result from an unfavorable settlement or resolution of these claims and no reserves for these claims have been established as of December 31, 2008. However, it is possible that an unfavorable resolution of these claims could have an adverse effect on the Company’s financial condition, cash flow and results of operations, and there can be no assurance that the Company will be able to achieve a favorable settlement or resolution of these claims.

Cooper Chengshan Acquisition

In connection with the investment in Cooper Chengshan, beginning January 1, 2009 and continuing through December 31, 2011, the minority interest partner has the right to sell, and, if exercised, the Company has the obligation to purchase, the remaining 49 percent minority interest share at a minimum price of $62,700.

Employment Contracts

The Company has employment arrangements with two key executive employees and has change in control severance agreements covering twelve additional key executives. These arrangements provide for continuity of management and provide for payments of multiples of annual salary, potential tax gross-up amounts, certain incentives and continuation of benefits upon the occurrence of specified events in a manner that is believed to be consistent with comparable companies.

Unconditional Purchase Orders

Noncancelable purchase order commitments for capital expenditures and raw materials, principally natural rubber, made in the ordinary course of business were $64,343 at December 31, 2008.

Note 22 –	Business Segments

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

The following customers of the North American Tire Operations segment contributed ten percent or more of the Company’s total consolidated net sales in 2006, 2007 and 2008. Net sales and percentage of consolidated Company sales for these customers in 2006, 2007 and 2008 are as follows:

	2006		2007		2008
		Consolidated		Consolidated		Consolidated
Customer	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales

TBC/Treadways	$365,767	14%	$415,713	14%	$385,495	13%

The accounting policies of the reportable segments are consistent with those described in the Significant Accounting Policies note to the consolidated financial statements. Corporate administrative expenses are allocated to segments based principally on assets, employees and sales. The following table details segment financial information:

	2006	2007	2008

Revenues
North American Tire	$1,995,150	$2,209,822	$2,142,139
International Tire	680,164	881,297	975,007
Eliminations and other	(100,096)	(158,544)	(235,335)

Consolidated	2,575,218	2,932,575	2,881,811

Segment profit (loss)
North American Tire	(39,523)	119,440	(174,065)
International Tire	9,427	28,902	(30,094)
Unallocated corporate charges and eliminations	(15,156)	(13,950)	(12,474)

Operating profit (loss)	(45,252)	134,392	(216,633)
Interest income	10,067	18,004	12,887
Dividend from unconsolidated subsidiary	4,286	2,007	1,943
Debt extinguishment costs	77	(2,558)	(593)
Other - net	1,992	12,677	(4,854)
Interest expense	(47,165)	(48,492)	(50,525)

Income (loss) from continuing operations before income taxes and noncontrolling shareholders’ interest	(75,995)	116,030	(257,775)

Depreciation and amortization expense
North American Tire	99,014	97,746	96,057
International Tire	31,358	37,264	45,418
Corporate	2,229	1,922	1,284

Consolidated	132,601	136,932	142,759

Segment assets
North American Tire	1,199,098	1,021,132	977,545
International Tire	687,204	736,568	740,583
Corporate and other	349,213	540,790	324,768

Consolidated	2,235,515	2,298,490	2,042,896

Expenditures for long-lived assets
North American Tire	98,861	63,466	55,560
International Tire	86,859	76,755	72,723
Corporate	470	751	490

Consolidated	186,190	140,972	128,773

Geographic information for revenues, based on country of origin, and long-lived assets follows:

	2006	2007	2008

Revenues
North America	$1,927,893	$2,124,586	$2,055,769
Europe	285,412	318,732	303,742
Asia	361,913	489,257	522,300

Consolidated	2,575,218	2,932,575	2,881,811

Long-lived assets
North America	667,474	630,055	506,248
Europe	77,407	70,756	48,660
Asia	225,752	291,404	346,366

Consolidated	970,633	992,215	901,274

Shipments of domestically-produced products to customers outside the U.S. approximated seven percent of net sales in 2007 and eight percent of net sales in 2006 and 2008.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cooper Tire & Rubber Company

We have audited the accompanying consolidated balance sheets of Cooper Tire & Rubber Company (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper Tire & Rubber Company at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cooper Tire & Rubber Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Ernst & Young LLP

Toledo, Ohio
February 20, 2009

SELECTED QUARTERLY DATA	(Unaudited)
(Dollar amounts in thousands except per share amounts.)

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$669,600	$730,135	$767,710	$765,130
Gross profit	70,839	75,362	76,083	93,130
Income (loss) from continuing operations	19,505	15,615	17,845	38,470
Basic earnings (loss) per share from continuing operations	0.32	0.25	0.29	0.62
Diluted earnings (loss) per share from continuing operations	0.31	0.25	0.28	0.62
Revenues from external customers:
North American Tire	$515,089	$533,181	$576,276	$585,276
International Tire	182,962	234,495	235,860	227,980
Eliminations and other	(28,451)	(37,541)	(44,426)	(48,126)

Net sales	$669,600	$730,135	$767,710	$765,130

Segment profit:
North American Tire	$26,796	$20,692	$26,948	$45,004
International Tire	6,113	11,772	7,179	3,837
Eliminations	(825)	413	731	(891)
Corporate	(2,955)	(3,375)	(2,110)	(4,937)

Operating profit	29,129	29,502	32,748	43,013
Interest expense	(12,519)	(12,157)	(12,351)	(11,465)
Debt extinguishment costs	-	-	(1,541)	(1,017)
Interest income	3,529	4,259	4,506	5,710
Dividend from unconsolidated subsidiary	2,007	-	-	-
Other – net	4,606	1,647	4,762	1,662

Income from continuing operations before income taxes and noncontrolling shareholders’ interest	$26,752	$23,251	$28,124	$37,903

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$679,321	$772,907	$793,751	$635,832
Gross profit (loss)	56,238	29,829	(137)	(9,757)
Income (loss) from continuing operations	1,342	(22,100)	(55,248)	(143,438)
Basic earnings (loss) per share from continuing operations	0.03	(0.38)	(0.94)	(2.43)
Diluted earnings (loss) per share from continuing operations	0.03	(0.38)	(0.94)	(2.43)
Revenues from external customers:
North American Tire	$497,672	$547,513	$586,188	$510,766
International Tire	231,780	282,966	284,684	175,577
Eliminations and other	(50,131)	(57,572)	(77,121)	(50,511)

Net sales	$679,321	$772,907	$793,751	$635,832

Segment profit (loss):
North American Tire	$8,144	$(21,906)	$(51,165)	$(109,138)
International Tire	6,909	5,944	7,231	(50,179)
Eliminations	(1,269)	987	396	(1,443)
Corporate	(4,230)	(442)	(3,477)	(2,995)

Operating profit (loss)	9,554	(15,417)	(47,015)	(163,755)
Interest expense	(11,478)	(12,742)	(12,821)	(13,484)
Debt extinguishment costs	(583)	-	(10)	-
Interest income	3,723	3,669	3,902	1,593
Dividend from unconsolidated subsidiary	1,943	-	-	-
Other – net	1,317	2,201	(1,244)	(7,128)

Income (loss) from continuing operations before income taxes and noncontrolling shareholders’ interest	$4,476	$(22,289)	$(57,188)	$(182,774)

During the fourth quarter of 2008, the Company recorded an impairment charge of $31,340 related to the write off of goodwill in the International Tire Operations segment and also recorded restructuring charges of $76,402 related to the planned closure of the Albany, Georgia manufacturing facility and Dayton, New Jersey distribution center.

COOPER TIRE & RUBBER COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2006, 2007 and 2008

	Balance at	Additions			Balance
	Beginning	Charged	Business	Deductions	at End
	of Year	To Income	Acquisitions	(a)	of Year

Allowance for doubtful accounts

2006	$5,281,304	$2,551,176	$2,540,263	$1,535,087	$8,837,656

2007	$8,837,656	$1,579,369	$-	$1,785,792	$8,631,233

2008	$8,631,233	$2,449,691	$-	$401,050	$10,679,874

(a) Accounts charged off during the year, net of recoveries of accounts previously charged off.

	Balance at	Additions			Balance
	Beginning	Charged	Charged	Deductions	at End
	of Year	To Income	To Equity	(a)	of Year

Tax valuation allowance

2006	$40,636,874	$18,135,790	$72,524,882	$2,657,372	$128,640,174

2007	$128,640,174	$811,940	$-	$42,085,397	$87,366,717

2008	$87,366,717	$62,903,924	$84,413,313	$3,413,944	$231,270,010

(a)	Net decrease in tax valuation allowance is primarily a result of net changes in cumulative book/tax timing differences, utilization of capital loss and adjustments to other tax attribute carryforwards, plus the impact of the increase in the postretirement benefits component of Cumulative other comprehensive loss.

	Balance at	Additions			Balance
	Beginning	Charged	Charged	Deductions	at End
	of Year	To Income	To Equity	(a)	of Year

Lower of cost or market inventory reserve

2006	$-	$-	$-	$-	$-

2007	$-	$-	$-	$-	$-

2008	$-	$10,237,000	$-	$-	$10,237,000

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008, based on criteria in Internal Control - Integrated Framework issued by the COSO, and that the Company’s internal control over financial reporting is effective. Ernst & Young LLP, the independent registered public accounting firm that has audited the Company’s consolidated financial statements included in this annual report and has issued its report on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2008.

(c) Report of the Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cooper Tire & Rubber Company

We have audited Cooper Tire & Rubber Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cooper Tire & Rubber Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the internal control over financial reporting based on our audit.

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

In our opinion, Cooper Tire & Rubber Company maintained effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cooper Tire & Rubber Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 20, 2009 expressed an unqualified opinion thereon.

Ernst & Young LLP
Toledo, Ohio
February 20, 2009

(d) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND CORPORATE GOVERNANCE

Information concerning the Company’s directors, corporate governance guidelines, Compensation Committee and Nominating and Governance Committee appears in the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which will be herein incorporated by reference.

AUDIT COMMITTEE

Information regarding the Audit Committee, including the identification of the Audit Committee members and the “audit committee financial expert,” appears in the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which will be herein incorporated by reference.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, appears in the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which will be herein incorporated by reference.

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

Information regarding executive and director compensation, Compensation Committee Interlocks and Insider Participation, and the Compensation Committee Report appears in the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which will be herein incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management of the Company’s voting securities and equity securities appears in the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which will be herein incorporated by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 regarding the Company’s equity compensation plans, all of which have been approved by the Company’s security holders:

Number of securities
remaining available for
future issuance under
	Number of securities	Weighted-average	equity compensation
	to be issued upon	exercise price of	plans (excluding
	exercise of outstanding	outstanding options,	securities reflected
	options, warrants and rights	warrants and rights	in column (a))
	(a)	(b)	(c)
Plan category

Equity compensation plans approved by stockholders	1,899,350	$11.54	4,708,946
Equity compensation plans not approved by stockholders	-	-	-
	-	-	-

Total	1,899,350	$11.54	4,708,946

Additional information on equity compensation plans is contained in the “Stock-Based Compensation” note to the consolidated financial statements.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no transactions with related persons during 2008.

Information regarding the independence of the Company’s directors appears in the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which will be herein incorporated by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the Company’s independent auditor appears in the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which will be herein incorporated by reference.

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

Date: February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roy V. Armes ROY V. ARMES	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2009

/s/ Philip G. Weaver PHILIP G. WEAVER	Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2009

/s/ Robert W. Huber ROBERT W. HUBER	Director of External Reporting (Principal Accounting Officer)	February 26, 2009

LAURIE J. BREININGER*	Director	January 14, 2009

THOMAS P. CAPO*	Director	January 14, 2009

STEVEN M. CHAPMAN*	Director	January 14, 2009

JOHN J. HOLLAND*	Director	January 14, 2009

JOHN F. MEIER*	Director	January 14, 2009

JOHN H. SHUEY*	Director	January 14, 2009

RICHARD L. WAMBOLD*	Director	January 14, 2009

ROBERT D. WELDING*	Director	January 14, 2009

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-indicated directors of the registrant and filed herewith as Exhibit 24 on behalf of the registrant.

* By:	/s/ James E. Kline
JAMES E. KLINE, Attorney-in-fact

EXHIBIT INDEX

(3)    Certificate of Incorporation and Bylaws

	(i)	Certificate of Incorporation, as restated and filed with the Secretary of State of Delaware on May 17, 1993, is incorporated herein by reference from Exhibit 3(i) of the Company’s Form 10-Q for the quarter ended June 30, 1993
Certificate of Correction of Restated Certificate of Incorporation, as filed with the Secretary of State of Delaware on November 24, 1998, is incorporated by reference from Exhibit 3(i) of the Company’s Form 10-K for the year ended December 31, 1998
	(ii)	Bylaws, as amended as of February 28, 2007, are incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K dated February 28, 2007
(4)	(i)	Prospectus Supplement dated March 20, 1997 for the issuance of $200,000,000 notes is incorporated herein by reference from Form S-3 – Registration Statement No. 33-44159
	(ii)	Prospectus Supplement dated December 8, 1999 for the issuance of an aggregate $800,000,000 notes is incorporated herein by reference from Form S-3 – Registration Statement No. 333-89149
(10)	(i)	Employment Agreement Amended and Restated dated as of December 22, 2008 between Cooper Tire & Rubber Company and Philip G. Weaver*
	(ii)	Employment Agreement Amended and Restated dated as of December 22, 2008 between Cooper Tire & Rubber Company and Roy V. Armes*
	(iii)	Description of management contracts, compensatory plans, contracts, or arrangements will be herein incorporated by reference from the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders*
	(iv)	Purchase and Sale Agreement dated as of August 30, 2006, by and among Cooper Tire & Rubber Company, Oliver Rubber Company and Cooper Receivables LLC is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated August 30, 2006
	(v)	Receivables Purchase Agreement dated as of August 30, 2006, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, PNC Bank, National Association, and the various purchaser groups from time to time party thereto is incorporated herein by reference from Exhibit (10)(2) of the Company’s Form 8-K dated August 30, 2006
	(vi)	First Amendment to Receivables Purchase Agreement, dated as of November 30, 2006, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company and PNC Bank, National Association is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated November 30, 2006
	(vii)	Second Amendment to Receivable Purchase Agreement, dated as of March 9, 2007, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, Market Street Funding LLC and PNC Bank, National Association is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated March 9, 2007
	(viii)	First Amendment to Purchase and Sale Agreement, dated as of September 14, 2007, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, PNC Bank, National Association, and Market Street Funding LLC is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated September 14, 2007
	(ix)	Amended and Restated Receivables Purchase Agreement, dated as of September 14, 2007, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, PNC Bank, National Association and Market Street Funding LLC is incorporated herein by reference from Exhibit (10)(2) of the Company’s Form 8-K dated September 14, 2007
	(x)	Loan and Security Agreement dated as of November 9, 2007, by and among Cooper Tire & Rubber Company, Max-Trac Tire Co., Inc., Bank of America, N.A. (as Administrative Agent and Collateral Agent); PNC Bank, National Association (as Syndication Agent); Banc of America Securities LLC and PNC Capital Markets LLC (as Joint Book Managers and Joint Lead Arrangers); National City Business Credit, Inc. and JP Morgan Chase Bank, N.A. (as Co-Documentation Agents); and Bank of America, N.A.; PNC Bank, National Association; National City Business Credit, Inc.; Keybank National Association; Fifth Third Bank; and JP Morgan Chase Bank, N.A. (as Lenders) is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated November 9, 2007

(xi)	Pledge Agreement , dated as of November 9, 2007, by and among Cooper Tire & Rubber Company and Bank of America, N.A. is incorporated herein by reference from Exhibit (10)(2) of the Company’s Form 8-K dated November 9, 2007
(xii)	Intercreditor Agreement, dated as of November 9, 2007, by and among Cooper Tire & Rubber Company; Cooper Receivables LLC; PNC Bank, National Association (as Administrator); and Bank of America, N.A. (as Administrative Agent and Collateral Agent) is incorporated herein by reference from Exhibit (10)(3) of the Company’s Form 8-K dated November 9, 2007
(xiii)	1991 Stock Option Plan for Non-Employee Directors is incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 26, 1991*
(xiv)	1996 Stock Option Plan is incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 26, 1996*
(xv)	1998 Incentive Compensation Plan and 1998 Employee Stock Option Plan are incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 24, 1998*
(xvi)	Amended and Restated 1998 Non-Employee Directors Compensation Deferral Plan dated as of May 7, 2008*
(xvii)	2001 Incentive Compensation Plan is incorporated herein by reference from the Appendix A to the Company’s Proxy Statement dated March 20, 2001*
(xviii)	Executive Deferred Compensation Plan is incorporated herein by reference from Exhibit (10)(iv) of the Company’s Form 10-Q for the quarter ended September 30, 2001*
(xix)	2002 Non-Employee Directors Stock Option Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated March 27, 2002*
(xx)	2006 Incentive Compensation Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated March 21, 2006*
(xxi)	Stock Purchase Agreement dated as of September 16, 2004 by and among Cooper Tire & Rubber Company, Cooper Tyre & Rubber Company UK Limited and CSA Acquisition Corp. is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended September 30, 2004
(xxii)	First Amendment to Stock Purchase Agreement dated as of December 3, 2004 by and among Cooper Tire & Rubber Company, Cooper Tyre & Rubber Company UK Limited and CSA Acquisition Corp. is herein incorporated by reference from Exhibit (xxvi) of the Company’s Form 10-K for the year ended December 31, 2004
(xxiii)	Sino-Foreign Equity Joint Venture Contract for Cooper Chengshan (Shandong) Passenger Tire Company Ltd. by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Tire Investment Holding (Barbados) Ltd. and Joy Thrive Investments Limited is incorporated herein by reference from Exhibit (xxvii) of the Company’s Form 10-K for the year ended December 31, 2005
(xxiv)	Asset Purchase Agreement by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Chengshan (Shandong) Passenger Tire Company Ltd. and Chengshan Group Limited is incorporated herein by reference from Exhibit (xxviii) of the Company’s Form 10-K for the year ended December 31, 2005
(xxv)	Sino-Foreign Equity Joint Venture Contract for Cooper Chengshan (Shandong) Tire Company Ltd. by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Tire Investment Holding (Barbados) Ltd. and Joy Thrive Investments Limited is incorporated herein by reference from Exhibit (xxix) of the Company’s Form 10-K for the year ended December 31, 2005
(xxvi)	Asset Purchase Agreement by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Chengshan (Shandong) Tire Company Limited and Chengshan Group Company Limited is incorporated herein by reference from Exhibit (xxx) of the Company’s Form 10-K for the year ended December 31, 2005
(xxvii)	Share Purchase Agreement by and among Chengshan Group Company Limited and CTB (Barbados) Investment Co. Ltd. is incorporated herein by reference from Exhibit (xxxii) of the Company’s Form 10-K for the year ended December 31, 2005

	(xxviii)	Supplementary Agreement by and among Shandong Chengshan Tire Company Limited by Shares, Cooper Tire Investment Holding (Barbados) Ltd., Joy Thrive Investments Limited, Chengshan Group Company Limited and CTB (Barbados) Investment Co., Ltd. Is incorporated herein by reference from Exhibit (xxxviii) of the Company’s Form 10-K for the year ended December 31, 2006
(13)		Annual report to security holders
(21)		Subsidiaries of the Registrant
(23)		Consent of Independent Registered Public Accounting Firm
(24)		Power of Attorney
(31.1)		Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a) of the Exchange Act
(31.2)		Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a) of the Exchange Act
(32)		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contracts or compensatory plans or arrangements.