Form 10-Q
period 2009-03-31
COOPER TIRE & RUBBER CO
filed 2009-05-06
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Number of shares of common stock of registrant outstanding
at April 30, 2009: 58,951,825

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per-share amounts)

	December 31,	March 31,
	2008	2009
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$247,672	$232,693
Accounts receivable, less allowances of $11,021 in 2008 and $11,169 in 2009	318,109	351,447
Inventories at lower of cost or market:
Finished goods	247,187	267,948
Work in process	28,234	32,388
Raw materials and supplies	144,691	100,169

	420,112	400,505

Other current assets	58,290	60,284

Total current assets	1,044,183	1,044,929
Property, plant and equipment:
Land and land improvements	33,731	33,716
Buildings	319,025	319,076
Machinery and equipment	1,627,896	1,634,071
Molds, cores and rings	273,641	275,753

	2,254,293	2,262,616
Less accumulated depreciation and amortization	1,353,019	1,375,972

Net property, plant and equipment	901,274	886,644
Intangibles, net of accumulated amortization of $24,096 in 2008 and $24,439 in 2009	19,902	19,559
Restricted cash	2,432	2,308
Other assets	75,105	72,447

	$2,042,896	$2,025,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$184,774	$163,311
Accounts payable	248,637	262,031
Accrued liabilities	123,771	132,976
Income taxes	1,409	2,105
Liabilities of discontinued operations	1,182	1,174
Current portion of long term debt	147,761	140,741

Total current liabilities	707,534	702,338

Long-term debt	325,749	328,389
Postretirement benefits other than pensions	236,025	244,711
Pension benefits	268,773	265,787
Other long-term liabilities	115,803	123,596
Long-term liabilities related to the sale of automotive operations	8,046	7,805
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 86,322,514 shares issued in 2008 and in 2009	86,323	86,323
Capital in excess of par value	43,764	44,022
Retained earnings	1,106,344	1,078,842
Cumulative other comprehensive loss	(450,079)	(449,340)

	786,352	759,847

Less: common shares in treasury at cost (27,411,564 in 2008 and 27,370,689 in 2009)	(492,236)	(491,416)

Total parent stockholders’ equity	294,116	268,431
Noncontrolling shareholders’ interests in consolidated subsidiaries	86,850	84,830

Total stockholders’ equity	380,966	353,261

	$2,042,896	$2,025,887

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2008 AND 2009
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2008	2009
Net sales	$679,321	$571,408
Cost of products sold	623,083	521,139

Gross profit	56,238	50,269

Selling, general and administrative	46,684	45,106
Restructuring	—	14,352
Settlement of retiree medical case	—	7,050

Operating profit (loss)	9,554	(16,239)

Interest expense	(11,478)	(12,655)
Interest income	3,723	1,375
Debt extinguishment expense	(583)	—
Dividend from unconsolidated subsidiary	1,943	—
Other — net	1,317	823

Income (loss) from continuing operations before income taxes	4,476	(26,696)

Income tax expense (benefit)	1,048	(3,773)

Income (loss) from continuing operations	3,428	(22,923)

Income (loss) from discontinued operations, net of income taxes	344	(364)

Net income (loss)	3,772	(23,287)

Net income (loss) attributable to noncontrolling shareholders’ interests	(2,086)	2,020

Net income (loss) attributable to Cooper Tire & Rubber Company	$1,686	$(21,267)

Basic earnings per share:
Income (loss) from continuing operations attributable to Cooper Tire & Rubber Company	$0.02	$(0.35)
Income (loss) from discontinued operations	0.01	(0.01)

Net income (loss) attributable to Cooper Tire & Rubber Company	$0.03	$(0.36)

Diluted earnings per share:
Income (loss) from continuing operations attributable to Cooper Tire & Rubber Company	$0.02	$(0.35)
Income (loss) from discontinued operations	0.01	(0.01)

Net income (loss) attributable to Cooper Tire & Rubber Company	$0.03	$(0.36)

Weighted average number of shares outstanding (000’s):
Basic	59,484	58,941

Diluted	60,474	58,941

Dividends per share	$0.105	$0.105

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2009
(UNAUDITED)
(Dollar amounts in thousands)

	2008	2009
Operating activities:
Net income (loss)	$3,772	$(23,287)
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operations:
Income from discontinued operations, net of income taxes	(344)	364
Depreciation	34,019	30,551
Amortization	1,358	566
Deferred income taxes	192	(66)
Stock based compensation	2,270	838
Change in LIFO inventory reserve	8,830	(87,559)
Amortization of unrecognized postretirement benefits	3,269	7,410
Loss (gain) on sale of assets	97	(46)
Debt extinguishment costs	583	—
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(16,987)	(36,396)
Inventories	(100,373)	105,610
Other current assets	(768)	1,855
Accounts payable	9,456	14,027
Accrued liabilities	(975)	14,923
Other items	8,011	4,471

Net cash provided by (used in) continuing operations	(47,590)	33,261
Net cash used in discontinued operations	(94)	(613)

Net cash provided by (used in) operating activities	(47,684)	32,648

Investing activities:
Property, plant and equipment	(31,664)	(16,917)
Proceeds from the sale of available-for-sale debt securities	626	—
Investments in unconsolidated subsidiary	—	(86)
Acquisition of business, net of cash acquired	(5,956)	—
Proceeds from the sale of assets	—	208

Net cash used in investing activities	(36,994)	(16,795)

Financing activities:
Issuance of (payments on) short-term debt	37,486	(17,310)
Payments on long-term debt	(14,000)	(4,380)
Premium paid on debt repurchases	(543)	—
Contributions of joint venture partner	4,250	—
Purchase of treasury shares	(13,853)	—
Payment of dividends	(6,218)	(6,190)
Issuance of common shares and excess tax benefits on options	297	—

Net cash provided by (used in) financing activities	7,419	(27,880)

Effects of exchange rate changes on cash of continuing operations	(2,647)	(2,952)

Changes in cash and cash equivalents	(79,906)	(14,979)

Cash and cash equivalents at beginning of year	345,947	247,672

Cash and cash equivalents at end of period	$266,041	$232,693

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per-share amounts)
1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. There is a year-round demand for the Company’s passenger and truck replacement tires, but sales of passenger replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of August through November. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 changes the reporting of noncontrolling interests in the consolidated statement of operations and the consolidated balance sheet. Certain amounts for the prior year have been reclassified to conform to 2009 presentations. On the Consolidated Statements of Operations, the 2009 caption “Net income (loss) attributable to Cooper Tire & Rubber Company” is comparable to the caption “Net income (loss)” used in prior years.

2.	On January 1, 2009, the Company adopted the provisions of SFAS No. 161.

Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes.

The Company uses foreign currency forward contracts as hedges of the fair value of certain non-U.S. dollar denominated asset and liability positions, primarily accounts receivable and debt. Gains and losses resulting from the impact of currency exchange rate movements on these forward contracts are recognized in the accompanying consolidated statements of income in the period in which the exchange rates change and offset the foreign currency gains and losses on the underlying exposure being hedged.

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

The Company assesses hedge effectiveness quarterly using the hypothetical derivative methodology. In doing so, the Company monitors the actual and forecasted foreign currency sales and purchases versus the amounts hedged to identify any hedge ineffectiveness. The Company also performs regression analysis comparing the change in value of the hedging contracts versus the underlying foreign currency sales and purchases, which confirms a high correlation and hedge effectiveness. Any hedge ineffectiveness is recorded as an adjustment in the accompanying consolidated financial statements of operations in the period in which the ineffectiveness occurs. For periods presented, an immaterial amount of ineffectiveness has been identified and recorded.

The following table presents the location and amounts of derivative instrument fair values in the Statement of Financial Position:

	December 31, 2008		March 31, 2009
Derivative assets designated as hedging instruments under SFAS No. 133 Foreign exchange contracts	Accrued liabilities	$(1,058)	Accrued liabilities	$(5,627)

Derivative assets not designated as hedging instruments under SFAS No. 133 Foreign exchange contracts	Accrued liabilities	$(194)	Accrued liabilities	$(514)
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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

Fair Value Measurements at March 31, 2009 Using
		Quoted Prices	Significant
	Total	in Active Markets	Other	Significant
	Derivative	for Identical	Observable	Unobservable
	(Assets)	Assets	Inputs	Inputs
Foreign Exchange Contracts	Liabilities	Level (1)	Level (2)	Level (3)
March 31, 2009	$(6,141)		$(6,141)

December 31, 2008	$(1,252)		$(1,252)
The following table presents the location and amount of gains and losses on derivative instruments in the consolidated statement of operations:

	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized		Reclassified		Amount of
	in Other	Location of	from Other		Gain (Loss)
	Comprehensive	Gain (Loss)	Comprehensive		Recognized
	Income on	Reclassified	Income	Location of	in Income on
	Derivative	from Other	into Income	Gain (Loss)	Derivative
Derivatives in	(Effective	Comprehensive	(Effective	Recognized	(Ineffective
SFAS No. 133	Portion)	Income	Portion)	in Income of	Portion)
Cash Flow	Three Months	into Income	Three Months	Derivative	Three Months
Hedging	Ended	(Effective	Ended	(Ineffective	Ended
Relationships	March 31, 2009	Portion)	March 31, 2009	Portion)	March 31, 2009
Foreign exchange contracts	$2,974	Other - net	$5,712	Other - net	$153
Gains on foreign currency exchange contracts not designated as hedging instruments are recorded in Other –net on the income statement and amounted to $80 for the period ended March 31, 2009.

3.	The following table details information on the Company’s operating segments.

	Three months ended March 31
	2008	2009
Revenues from external customers:
North American Tire	$497,672	$439,317
International Tire	231,780	166,212
Eliminations	(50,131)	(34,121)

Net sales	$679,321	$571,408

Segment profit (loss):
North American Tire	$8,144	$(3,620)
International Tire	6,909	(2,821)
Eliminations	(1,269)	(274)
Unallocated corporate charges	(4,230)	(9,524)

Operating profit (loss)	9,554	(16,239)
Interest expense	(11,478)	(12,655)
Interest income	3,723	1,375
Debt extinguishment	(583)	—
Dividend from unconsolidated subsidiary	1,943	—
Other — net	1,317	823

Income (loss) from continuing operations before income taxes	$4,476	$(26,696)

4.	At December 31, 2008, approximately 33 percent of the Company’s inventories had been valued under the LIFO method. With the decrease in inventory in the Company’s operations in China and lower raw material costs, approximately 57 percent of the Company’s inventories at March 31, 2009 have been valued under the LIFO method. The remaining inventories have been valued under the FIFO method or average cost method. All inventories are stated at the lower of cost or market.

Under the LIFO method, inventories have been reduced by approximately $221,854 and $134,295 at December 31, 2008 and March 31, 2009, respectively, from current cost which would be reported under the first-in, first-out method.
5.	The following table discloses the amount of stock based compensation expense for the three-month period ended March 31, 2008 and 2009 relating to continuing operations:

	Stock Based Compensation

	Three months ended March 31
	2008	2009
Stock options	$91	$86
Restricted stock units	615	400
Performance based units	1,564	352

Total stock based compensation	$2,270	$838

Executives participating in the Company’s Long-Term Incentive Plan for the plan year 2007 – 2009 and 2008 – 2010, earn performance based units based on the Company’s financial performance. As part of the 2007 – 2009 plan, the units earned in 2007 and any units earned in 2009 will vest in February 2010. As part of the 2008 – 2010 plan, any units earned in 2009 will vest in February 2011. No units were earned in 2008.
In April 2009, executives participating in the 2009 – 2011 Long –Term Incentive Plan were granted stock options which will vest one third each year through April 2012.
The following table provides details of the restricted stock unit activity for the three months ended March 31, 2009:

Restricted stock units outstanding at January 1, 2009	403,637

Restricted stock units granted	—
Accrued dividend equivalents	9,370
Restricted stock units settled	(39,852)
Restricted stock units cancelled	(1,527)

Restricted stock units outstanding at March 31, 2009	371,628

6.	The following table discloses the amount of net periodic benefit costs for the three months ended March 31, 2008 and 2009 for the Company’s defined benefit plans and other postretirement benefits relating to continuing operations:

			Other
	Pension Benefits		Postretirement Benefits
	2008	2009	2008	2009
Components of net periodic benefit cost:
Service cost	$5,524	$3,387	$1,244	$853
Interest cost	16,269	14,618	3,873	3,706
Expected return on plan assets	(20,508)	(13,687)	—	—
Amortization of prior service cost	126	(1,456)	(77)	(77)
Recognized actuarial loss	2,921	8,925	299	18

Net periodic benefit cost	$4,332	$11,787	$5,339	$4,500

Included in the amortization of prior service cost, is the amount attributable to the Albany, Georgia plant closure which has been recorded as restructuring expense.
During 2009, the Company has minimum global pension funding requirements of between $35,000 and $40,000.
7.	On an annual basis, disclosure of comprehensive income is incorporated into the Statement of Shareholders’ Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, unrealized gains or losses on certain marketable securities and derivative instruments and unrecognized postretirement benefits plans.

     The Company’s comprehensive income (loss) is as follows:

	Three months ended March 31
	2008	2009
Income (loss) from continuing operations	$1,342	$(23,628)
Other comprehensive income (loss):
Currency translation adjustments	10,936	(2,982)
Unrealized net gains (losses) on derivative instruments and marketable securities	(5,351)	3,367
Unrecognized postretirement benefit plans	2,989	354

Comprehensive income (loss) from continuing operations	$9,916	$(22,889)

8.	During the first quarter of 2009, the Company recorded restructuring expenses associated with the planned closure of its Albany, Georgia manufacturing facility. This initiative, announced December 17, 2008, will result in a workforce reduction of approximately 1,400 people and cost between $120,000 and $145,000 for restructuring expense and asset impairment.

The Company recorded $4,852 of equipment relocation and other costs during the first quarter of 2009. The Company also recorded $9,454 of employee related costs. Included in employee related costs are severance costs of $10,707 partially offset by the amortization of prior service cost related to pension benefits. Through March 31, 2009, the Company has recorded $90,290 of restructuring costs associated with this initiative.

At January 1, 2009, the accrued severance balance was $429 and the first quarter severance cost increased the balance to $11,136. During the quarter, the Company made $36 of severance payments resulting in an accrued severance balance at March 31, 2009 of $11,100.

The Company also recorded restructuring expenses associated with the closure of the Dayton, New Jersey distribution center. This initiative will impact nine people and cost between $450 and $500. During the first quarter of 2009, the Company recorded $46 of severance cost bringing the total cost of this initiative to $464 to date.

9.	The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities:

	2008	2009
Reserve at January 1	$16,510	$18,244

Additions	4,663	2,423

Payments	(3,638)	(3,084)

Reserve at March 31	$17,535	$17,583

10.	The Company is a defendant in various products liability claims brought in numerous jurisdictions in which individuals seek damages resulting from automobile accidents allegedly caused by defective tires manufactured by the Company. Each of the products liability claims faced by the Company generally involve different types of tires, models and lines, different circumstances surrounding the accident such as different applications, vehicles, speeds, road conditions, weather conditions, driver error, tire repair and maintenance practices, service life conditions, as well as different jurisdictions and different injuries. In addition, in many of the Company’s products liability lawsuits the plaintiff alleges that his or her harm was caused by one or more co-defendants who acted independently of the Company. Accordingly, both the claims asserted and the resolutions of those claims have an enormous amount of variability. The aggregate amount of damages asserted at any point in time is not determinable since often times when claims are filed, the plaintiffs do not specify the amount of damages. Even when there is an amount alleged, at times the amount is wildly inflated and has no rational basis.
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

The Company determines its reserves using the number of incidents expected during a year. During the first quarter of 2009, the Company increased its products liability reserve by $14,678. The addition of another quarter of self-insured incidents accounted for $9,410 of this increase and amounts on existing reserves increased by $5,268.
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
The Company paid $6,313 during the first quarter of 2009 to resolve cases and claims. The Company’s products liability reserve balance at December 31, 2008 totaled $123,632 (current portion of $28,737) and the balance at March 31, 2009 totaled $131,997 (current portion of $28,737).
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
Products liability costs totaled $27,876 and $20,568 for the periods ended March 31, 2008 and 2009, respectively, and include recoveries of legal fees of $4,168 and $1,426 in the periods ended March 31, 2008 and 2009, respectively. Policies applicable to claims occurring on April 1, 2003 and thereafter do not provide for recovery of legal fees.
11.	For the quarter ended March 31, 2009, the Company recorded an income tax benefit for continuing operations of $3,773, which includes an expected recoverable from a “specified liability loss” carry back. The effective tax rate for the three-month period ended March 31, 2009, for continuing operations is 16.2 percent, exclusive of discrete items, using forecasted jurisdictional annual effective rates. For comparable periods in 2008, the effective tax rate for continuing operations, exclusive of discrete items, was 32.4 percent using an aggregate worldwide forecasted rate. The change in the tax rate, exclusive of discrete items, relates primarily to the recording of a valuation allowance for the anticipated U.S. net operating loss that exceeds the carry back capacity relating to a “specified liability loss”, foreign net operating losses, and the mix of earnings or loss by jurisdiction as compared to 2008.

The Company maintains a valuation allowance pursuant to SFAS No. 109, “Accounting for Income Taxes,” on its net U.S. deferred tax asset position. The valuation allowance will be maintained as long as it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the U.S., the Company has recorded significant deferred tax assets, the largest of which relates to products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains a $222,758 valuation allowance for the portion of U.S. deferred tax assets exceeding its U.S. deferred tax liabilities. In addition, the Company has recorded valuation allowances of $8,072 for deferred tax assets associated with losses in foreign jurisdictions.

The Company maintains a FIN No. 48, “Accounting for Uncertainty in Income Taxes” liability for unrecognized tax benefits for permanent and temporary book/tax differences for continuing operations. At March 31, 2009, the Company’s liability, exclusive of interest, totals approximately $7,405. The Company accrued approximately $122 of interest expense for the quarter ended March 31, 2009, which has been recorded as a discrete item in its tax provision.

During 2008 the Company became aware of a potentially favorable settlement of the pending bilateral Advance Pricing Agreement (“APA”) negotiations between the U.S. and Canada. This relates to pre-disposition years (2000-2004) of a discontinued operation. Pursuant to the related sales agreement, the Company is responsible for all pre-disposition tax obligations and is entitled to all tax refunds applicable to that period. The Company believes the settlement could be significant but is unable to quantify with certainty the overall impact to the Company until the APA agreements are finalized and signed by all parties. Complex recalculations will be required for the affected income tax returns of the discontinued operation’s Canadian subsidiary to quantify the tax refund. This overpayment is ultimately due to the Company under the sales agreement. However, the party obligated to pay the Company may not be able to pay any or all of the amount of such obligation due to certain legal limitations or restrictions that may be imposed on such party. The potential APA settlement terms will also result in an increased tax obligation to the Company on its consolidated U.S. income tax returns for the pre-disposition years which will require complicated recalculations of the impacted returns. At such time as a more definitive estimate of the overall impact from the resolution of the APA can be made and the certainty as to the amount of such payment to the Company is assured, the Company will record the outcome to discontinued operations.

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by tax authorities for years prior to 2000.

12.	The Company and the United Steelworkers entered into a series of letter agreements beginning in 1991 establishing maximum annual amounts that the Company would contribute for funding the cost of health care coverage for certain union retirees who retired after specific dates. Prior to January 1, 2004, the maximum annual amounts had never been implemented. On January 1, 2004, however, the Company implemented the existing letter agreement according to its terms and began requiring these retirees and surviving spouses to make contributions for the cost of their health care coverage.

On April 18, 2006, a group of the Company’s union retirees and surviving spouses filed a lawsuit in the U.S. District Court for the Northern District of Ohio on behalf of a purported class claiming that the Company was not entitled to impose any contribution requirement pursuant to the letter agreements and that Plaintiffs were promised lifetime benefits, at no cost, after retirement under the terms of the union-Cooper negotiated Pension and Insurance Agreements in effect at the time that they retired.

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

In April, 2009, the parties negotiated a tentative agreement intended to resolve all related claims for these matters. The tentative agreement, which is subject to various approvals, provides for 1) specified payments to the plaintiffs and attorney fees and 2) modification to the Company’s approach and costs of providing future health care to specified current retiree groups which will result in an amendment to the Company’s retiree medical plan.

While the tentative agreement could be modified before it becomes effective and the related cases are concluded, the Company believes it is probable that the related costs of resolving these cases will be close to the amounts in the tentative agreement and, accordingly, has recorded $ 7.1 million of expense during the first quarter relating to the specified payments and attorney fees. The estimated present value of costs related to the plan amendment is expected to be approximately $7.7 million which has been reflected as an increase in the accrual for Other Post-employment Benefits with an offset to the Accumulated Other Comprehensive Income component of Shareholders’ Equity and will be amortized as a charge to operations over the remaining life expectancy of the affected plan participants beginning with the effective date of the changes.

13.	On April 9, 2009, the Company announced pension benefits in the Spectrum (salaried employees) Plan would be frozen effective July 1, 2009. The impact of the pension freeze is estimated to be a reduction in pension expense for 2009 of $7.8 million which will be reflected in the Company’s financial statements in future quarters and the recognition of a pension curtailment gain of approximately $11.0 million which will be recorded in the second quarter. Also effective July 1, 2009, the Company has instituted an enhanced matching feature in the Spectrum 401(K) plan at an estimated cost for 2009 of $2.8 million which will also be reflected in future quarters.
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

Consolidated Results of Operations
(Dollar amounts in millions except per share amounts)

	Three months ended March 31
	2008	Change	2009
Revenues:
North American Tire	$497.7	-11.7%	$439.3
International Tire	231.8	-28.3%	166.2
Eliminations	(50.2)	-32.1%	(34.1)

Net sales	$679.3	-15.9%	$571.4

Segment profit (loss):
North American Tire	$8.1	n/m	$(3.6)
International Tire	6.9	n/m	(2.8)
Unallocated corporate charges	(4.2)	126.2%	(9.5)
Eliminations	(1.2)	-75.0%	(0.3)

Operating profit (loss)	9.6	n/m	(16.2)
Interest expense	(11.5)	9.6%	(12.6)
Debt extinguishment expense	(0.6)	-100.0%	—
Interest income	3.7	-62.2%	1.4
Dividend from unconsolidated subsidiary	1.9	-100.0%	—
Other — net	1.3	-38.5%	0.8

Income (loss) from continuing operations before income taxes	4.4	n/m	(26.6)

Income tax benefit (expense)	(1.0)	n/m	3.7

Income (loss) from continuing operations	3.4	n/m	(22.9)

Income (loss) from discontinued operations, net of income taxes	0.3	n/m	(0.4)
Noncontrolling shareholders’ interests	(2.0)	n/m	2.0

Income (loss) from continuing operations attributable to Cooper Tire & Rubber Company	$1.7	n/m	$(21.3)

Basic earnings per share	$0.02		$(0.35)

Diluted earnings per share	$0.02		$(0.35)

Consolidated net sales for the three-month period ended March 31, 2009 were $107.9 million lower than for the comparable period one year ago. The decrease in net sales for the first quarter of 2009 compared to the first quarter of 2008 was primarily the result of lower volumes in both the North American Tire Operations and International Tire Operations segments, partially offset by improved pricing.
The operating loss in the first quarter of 2009 was a decrease of $25.8 million from the operating profit reported for the first quarter of 2008. The impact of lower unit volumes and restructuring costs were partially offset by improved pricing and lower products liability costs.

The Company results reflect lower costs of certain of its principal raw materials during the first quarter of 2009 after experiencing record high costs for raw materials in the fourth quarter of 2008. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based. Crude oil pricing continues to be volatile but is lower than the historic highs experienced in 2008. Natural rubber prices also reflected extreme volatility as reduced global demand for rubber produced products caused natural rubber prices to fall in the first quarter of 2009 after reaching record high price levels in the latter part of 2008. The decreases in the cost of petroleum-based materials and natural rubber were the most significant drivers of lower raw material costs during the first quarter of 2009, which were down approximately $9.0 million from the first quarter of 2008. The pricing volatility in these commodities contributes to the difficulty in managing the costs of raw materials.
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
Products liability costs totaled $27.9 million and $20.6 million in the first quarter of 2008 and 2009, respectively, and include recoveries of legal fees of $4.2 million and $1.4 million in the first quarter of 2008 and 2009, respectively. Insurance policies applicable to claims occurring on April 1, 2003, and thereafter, do not provide for recovery of legal fees.
Additional information related to the Company’s accounting for products liability costs appears in the Notes to Consolidated Financial Statements.
Selling, general and administrative expenses were $45.1 million in the first quarter of 2009 (7.9 percent of net sales) and $46.7 million in the first quarter of 2008 (6.9 percent of net sales). The decrease in selling, general and administrative expenses was due primarily to lower stock based compensation expense.
During the first quarter of 2009, the Company recorded $14.4 million in restructuring costs related to the planned closures of its Albany, Georgia manufacturing facility and its Dayton, New Jersey distribution center. Additional information related to these restructuring initiatives appears in the Notes to Consolidated Financial Statements.
As discussed in the Notes to Consolidated Financial Statements, the Company recorded a $7.1 million charge during the first quarter related to the agreement reached in the Cates retiree medical legal case.
Interest expense increased $1.1 million in the first quarter of 2009 from the first quarter of 2008 due to additional debt related to investments in China.
The Company incurred $0.6 million in costs associated with the repurchase of $14.0 million of its long-term debt during the first quarter of 2008. No such costs were incurred in the first quarter of 2009.
Interest income in the first quarter of 2009 decreased $2.3 million compared to the first quarter of 2008 as a result of lower cash levels and short-term investments in 2009 than in 2008.
The Company recorded dividend income of $1.9 million from its investment in Kumho Tire Co., Inc. in 2008. The Company sold this investment in the third quarter of 2008.
Other – net decreased by $.5 million in the first quarter of 2009 compared to 2008. The Company recorded foreign currency losses in 2009 compared to foreign currency gains in 2008 resulting in a decrease of $2.5 million and recorded losses from an unconsolidated subsidiary of $.8 million in 2009. Proceeds from the settlement of a lawsuit of $1.8 million were recorded in 2009 while losses on asset sales of $1.0 million were recorded in the first quarter of 2008.

For the quarter ended March 31, 2009, the Company recorded an income tax benefit for continuing operations of $3.8 million, which includes an expected recoverable from a “specified liability loss” carry back. The effective tax rate for the quarter ended March 31, 2009, for continuing operations is 16.2 percent, exclusive of discrete items, using forecasted jurisdictional annual effective rates. For the comparable period in 2008, the effective tax rate for continuing operations, exclusive of discrete items, was 32.4 percent using an aggregate worldwide forecasted rate. The change in the tax rate, exclusive of discrete items, relates primarily to the recording of a valuation allowance for the anticipated U.S. net operating loss that exceeds the carry back capacity relating to a current year “specified liability loss”, foreign net operating losses, and the mix of earnings or loss by jurisdiction as compared to 2008.
The Company maintains a valuation allowance pursuant to SFAS No. 109, “Accounting for Income Taxes,” on its net U.S. deferred tax asset position. The valuation allowance will be maintained as long as it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the U.S., the Company has recorded significant deferred tax assets, the largest of which relates to products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains a $222.8 million valuation allowance for the portion of U.S. deferred tax assets exceeding its U.S. deferred tax liabilities. In addition, the Company has recorded valuation allowances of $8.1 million for deferred tax assets associated with losses in foreign jurisdictions.
North American Tire Operations Segment

	Three months ended March 31
(Dollar amounts in millions)	2008	Change	2009
Sales	$497.7	-11.7%	$439.3

Operating profit (loss)	$8.1	n/m	$(3.6)

United States unit shipments changes:
Passenger tires
Segment		-23.0%
RMA members		-13.1%
Total Industry		-12.9%

Light truck tires
Segment		-26.7%
RMA members		-21.8%
Total Industry		-21.0%

Total light vehicle tires
Segment		-23.7%
RMA members		-14.3%
Total Industry		-14.0%

Total segment unit sales change		-19.6%

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
Sales
Sales of the North American Tire Operations segment decreased $58.4 million in the first quarter of 2009 from levels in 2008. The decrease in sales was a result of lower unit volume (-$97.9 million), offset by improved pricing and product mix ($39.6 million). The segment experienced a decrease in unit sales in most product categories, most notably in the economy passenger and light truck tire lines. The improved pricing was the result of price increases implemented during 2008. The improved mix was the result of the decreased unit sales of economy tires. Increased sales of the Cooper brand as a percentage of the segment’s total sales also contributed to the improved mix.
In the United States, the segment’s unit sales of total light vehicle tires decreased 23.7 percent in the first quarter of 2009 compared to the first quarter of 2008. This decrease was larger than the 14.0 percent decrease in total light vehicle shipments experienced by the total industry (which includes an estimate for non-RMA members). The industry decrease in light vehicle tire units was primarily due to the overall economic conditions in North America. Recession concerns have caused delays in replacement tire purchases. Volumes in the segment decreased more significantly than the industry due to greater weakness in the private label portion of the industry of which the segment has a significant portion of its sales.
Operating Profit
Segment operating profit decreased $11.8 million in the first quarter of 2009 from the level in the first quarter of 2008. The decrease in operating profit was due to lower unit volumes (-$21.4 million), restructuring costs, nearly all of which pertain to the closure of the Albany, Georgia manufacturing facility (-$14.4 million) and the effects of production curtailments (-$18.0 million). These decreases were partially offset by improved pricing and product mix ($20.8 million), lower raw material costs ($7.8 million), lower products liability costs ($7.3 million) and improved plant operations ($7.2 million).
During the first quarter of 2009, the segment began to see raw material costs moderating after reaching record high cost levels in the latter part of 2008. Under the Company’s LIFO cost flow assumptions, some of these moderating raw material costs were charged to cost of goods sold in the quarter.
A combination of events during the first quarter of 2008 resulted in higher products liability costs than in the first quarter of 2009. Details of the methodology used to calculate the products liability reserve are discussed in the Notes to Consolidated Financial Statements.
During the first quarter of 2009, the segment incurred $14.4 million of restructuring costs for the closure of its Albany, Georgia manufacturing facility and its distribution center in Dayton, New Jersey. The Albany closure was the result of global over capacity and the segment’s plans to optimize its global manufacturing footprint.
Segment Outlook
The segment will continue implementing the Company’s strategic plan during 2009. The plan initially communicated in February 2008 calls for the segment to improve its cost structure, pursue profitable top line growth and improve organizational capabilities.

New products will be launched in the economy and value segment of the market to support growth. The recently launched premium passenger touring, premium SUV and light truck product offerings are intended to continue satisfying customer requirements and supporting growth. The segment will also pursue business in channels where it believes it is under-represented. The demand for light vehicle replacement tires is expected to remain soft in 2009 as consumers around the globe are affected by the recession. This will continue to put pressure on the segment’s results until its capacity can be aligned to market demands, or demand recovers. There have been several signals recently that demand for replacement tires may be stabilizing. If consumers in North America regain confidence, it is possible that there could be a release of pent up demand for replacement tires resulting in an increase in sales.
To more closely align capacity to projected demand, the segment will be closing its Albany, Georgia facility in an initiative scheduled to be completed during the first quarter of 2010 or sooner. Production of certain of the products manufactured at that facility will be transferred to the Company’s remaining facilities. The manufacturing operations are expected to improve in cost competitiveness as Six Sigma, LEAN, automation and other projects continue to be implemented and the segment improves its utilization of its remaining manufacturing facilities.
Radial medium truck and certain light vehicle tire products will continue to be sourced from manufacturers in China and Mexico. During 2009 the amount of product imported into the United States should increase over the amount imported during 2008. The quantity of tires imported will be influenced by the demand in the United States.
Raw material prices have proven very difficult to accurately predict as commodity markets remain volatile. The segment expects prices for commodities will stabilize at lower levels in the first half of 2009 and then begin to increase as demand for commodities strengthens.
The segment believes as it continues implementing projects aligned with its strategic plan that it will improve its competitive position. Successful implementation of these actions and improvement in market or industry conditions would drive the segment’s improved operating results.
International Tire Operations Segment

	Three months ended March 31
(Dollar amounts in millions)	2008	Change	2009
Sales	$231.8	-28.3%	$166.2

Operating profit (loss)	$6.9	n/m	$(2.8)

Unit sales change		-24.2%
Overview
The International Tire Operations segment manufactures and markets passenger car, light truck and motorcycle tires for the international replacement market, as well as racing tires and tire retread materials, in Europe, Russia and other markets. The segment’s Cooper Chengshan joint venture manufactures for and markets passenger car and light truck radial tires as well as radial and bias medium truck tires in the international market. The segment’s Cooper Kenda joint venture manufactures tires to be exported to markets outside of China. Until May 2012, all of the tires produced by this joint venture will be sold to Cooper Tire & Rubber Company.

Sales
Sales of the International Tire Operations segment decreased $65.6 million, or 28.3 percent, in the first quarter of 2009 compared to the first quarter of 2008. The foreign currency impact of a stronger United States dollar in relation to the British pound and the Chinese renminbi decreased sales $13.3 million in the first quarter of 2009. The remainder of the decrease in net sales in the first quarter of 2009 compared to the first quarter of 2008 was due primarily to lower unit volumes (-$51.4 million) due to overall market weakness in the European, Asian and other international markets.
Operating Profit
Operating profit for the segment in the first quarter of 2009 was $9.7 million lower than in the first quarter of 2008. The impacts of lower unit volumes (-$6.6 million), pricing adjustments net of improved mix (-$2.3 million) and manufacturing operations impacted by production curtailments and higher utility costs (-$8.3 million) were partially offset by a favorable foreign currency impact ($4.5 million), lower raw material costs ($1.5 million) and reduced selling, general and administrative costs ($1.6 million).
Segment Outlook
The European operations will continue to focus on growing in profitable products and channels. New products that will meet the needs of niche segments will continue to be released in 2009. The manufacturing facility in Melksham, England will concentrate on high performance, racing and motorcycle products. Demand in Europe is projected to be weak throughout 2009.
The segment will continue efforts to expand its presence in Asia. This growth is targeted to occur in products and brands that will provide increased returns. Due to the global and Asian economic recession, the level of growth of the segment’s shipments in Asia is likely to be less than in recent years.
Manufacturing operations in China will continue to export products around the globe, but expect to be affected by the weakened global demand for light vehicle tires. All of the segment’s manufacturing facilities will be implementing projects to improve competitiveness.
The segment’s volumes and margins will likely remain under pressure in 2009 unless global demand for light vehicle and radial medium tires improves.
Outlook for Company
The Company expects continued pressure on the industry as demand for tires is influenced by the weakened global macroeconomic environment. Recent signals, including stabilization in miles driven and increased consumer confidence indicate that it is possible there will be a recovery of volume in the future. This will be partially driven by the confidence of the consumer who has delayed tire purchases. The Company is continuing to focus on implementing its plan that will position it to capitalize on future opportunities.
Maintaining adequate levels of liquidity will be a primary focus for the Company and it will continue to rigorously control all cash expenditures. Expansion and other uses of capital including share purchases and debt prepayments are likely to be restricted until capital markets resume a more normal level of activity.
Raw material prices are lower than the historic highs of 2008. It is difficult to accurately forecast raw material prices but, as demand for commodities increase, it is likely that the prices for raw materials will increase.
Additionally, the Company continues to be cautious in its expectations of future profitability because of the uncontrollable factors which impact this industry: consumer confidence, gasoline prices, raw material cost volatility, intense competition and currency fluctuations.

Liquidity and Capital Resources
Generation and uses of cash — Net cash provided by operating activities of continuing operations was $33 million in the first three months of 2009, an improvement of $81 million from the first three months of 2008. The change in inventories was the primary reason for this improvement.
Net cash used in investing activities during the first quarter of 2009 reflects capital expenditures of $17 million, a reduction of $15 million from 2008 levels. Also, in 2008 the Company made the final payment associated with the purchase of Cooper Chengshan.
The issuances of debt in 2008 relate to the Company’s operations in China. During the first quarter of 2009, the Company’s Asian subsidiaries repaid $21.7 million and refinanced $90.7 million of debt reducing outstanding debt balances by $25.8 million, after the impacts of currency exchange fluctuations.
During the first quarter of 2008, the Company repurchased $14.0 million of its Senior Notes due in 2009 and repurchased 803,300 shares of its common stock for $13.9 million. The Company has remaining authorization to repurchase $104 million of debt and $40 million for share repurchases but the Company has temporarily suspended its debt and share repurchase programs.
During the first quarter of 2008, the Company’s Cooper Kenda joint venture received $4.3 million of capital contributions from its joint venture partner.
Dividends paid on the Company’s common shares in the first quarter of 2008 and 2009 were $6.2 million.
Available credit facilities – Domestically, the Company has a revolving credit facility with a consortium of six banks that provides up to $200 million based on available collateral and expires November 9, 2012. The Company also has an accounts receivable securitization facility with a $125 million limit with a September 2010 maturity. These credit facilities remain undrawn and have no significant financial covenants until available credit is less than specified amounts.
The Company’s consolidated joint ventures in Asia have annual renewable unsecured credit lines that provide up to $200 million of borrowings and do not contain financial covenants.
Available cash and contractual commitments – At March 31, 2009, the Company had cash and cash equivalents of $233 million. The Company’s additional borrowing capacity based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at March 31, 2009 was $240 million. The additional borrowing capacity on the Asian credit lines totaled $77 million.
The Company expects capital expenditures for 2009 to be in the $100 to $120 million range of which approximately $47 million will be in consolidated entities where the Company’s ownership is at or near 50 percent.

The following table summarizes long-term debt at March 31, 2009:

Parent company
7.75% unsecured notes due December 2009	$96.9
8% unsecured notes due December 2019	173.6
7.625% unsecured notes due March 2027	116.9
Capitalized leases and other	5.1

392.5

Subsidiaries
3.693% to 5.58% unsecured notes due in 2009	33.3
3.718% to 7.47% unsecured notes due in 2010	14.9
5.4% to 7.56% unsecured notes due in 2011	18.2
5.4% unsecured notes due in 2012	10.2

76.6
Less current maturities	140.7

$328.4

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

Forward-Looking Statements
This report contains what the Company believes are “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding projections, expectations or matters that the Company anticipates may happen with respect to the future performance of the industries in which the Company operates, the economies of the United States and other countries, or the performance of the Company itself, which involve uncertainty and risk. Such “forward-looking statements” are generally, though not always, preceded by words such as “anticipates,” “expects,” “believes,” “projects,” “intends,” “plans,” “estimates,” and similar terms that connote a view to the future and are not merely recitations of historical fact. Such statements are made solely on the basis of the Company’s current views and perceptions of future events, and there can be no assurance that such statements will prove to be true. It is possible that actual results may differ materially from those projections or expectations due to a variety of factors, including but not limited to:
•	changes in economic and business conditions in the world;
•	the failure to achieve expected sales levels;
•	consolidation among the Company’s competitors and customers;
•	technology advancements;
•	the failure of the Company’s suppliers to timely deliver products in accordance with contract specifications;
•	changes in interest and foreign exchange rates;
•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons;
•	the impact of reductions in the insurance program covering the principal risks to the Company, and other unanticipated events and conditions;
•	volatility in raw material and energy prices, including those of steel, crude petroleum and natural gas and the unavailability of such raw materials or energy sources;
•	the inability to obtain and maintain price increases to offset higher production or material costs;
•	increased competitive activity including actions by larger competitors or low-cost producers;
•	the inability to recover the costs to develop and test new products;
•	the risks associated with doing business outside of the United States;
•	changes in pension expense and/or funding resulting from investment performance of the Company’s pension plan assets and changes in discount rate, salary increase rate, and expected return on plan assets assumptions, or changes to related accounting regulations;
•	government regulatory initiatives, including regulations under the TREAD Act;
•	the impact of labor problems, including a strike brought against the Company or against one or more of its large customers or suppliers;
•	litigation brought against the Company including products liability;
•	an adverse change in the Company’s credit ratings, which could increase its borrowing costs and/or hamper its access to the credit markets;
•	changes to the credit markets and/or access to those markets;
•	inaccurate assumptions used in developing the Company’s strategic plan or the inability or failure to successfully implement the Company’s strategic plan including closure of the Albany, Georgia facility;
•	inability to adequately protect the Company’s intellectual property rights;
•	failure to successfully integrate acquisitions into operations or their related financings may impact liquidity and capital resources;
•	inability to use deferred tax assets and;
•	changes in the Company’s relationship with joint venture partners.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk at March 31, 2009 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2008.
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
There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company is a party to the case of Cates, et al as well as a related lawsuit, Johnson, et al. See Footnote 12 for a discussion of this litigation.
Item 1A. RISK FACTORS
At March 31, 2009, the Company has updated the risk factors related to the Company and its subsidiaries which follow:

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
The market turmoil described in the first Risk Factor above caused disruption in the capital markets and losses during 2008 in the Company’s pension investments. At December 31, 2008, on a global basis, the Company’s pension funds obligations measured on a projected benefit obligation basis, exceeded plan assets by $269 million compared to underfunding of $43 million at the end of 2007. The Company’s minimum global pension funding requirements are between $35 million and $40 million in 2009 and, based on current assumptions, higher levels in 2010 and thereafter.
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
In April, 2009, the parties negotiated a tentative agreement intended to resolve all related claims for these matters. The tentative agreement, which is subject to various approvals, provides for 1) specified payments to the plaintiffs and attorney fees and 2) modification to the Company’s approach and costs of providing future health care to specified current retiree groups which will result in an amendment to the Company’s retiree medical plan.
While the tentative agreement could be modified before it becomes effective and the related cases are concluded, the Company believes it is probable that the related costs of resolving these cases will be close to the amounts in the tentative agreement and, accordingly, has recorded $7.1 million of expense during the first quarter relating to the specified payments and attorney fees. The estimated present value of costs related to the plan amendment is expected to be approximately $7.7 million which has been reflected as an increase in the accrual for Other Post-employment Benefits with an offset to the Accumulated Other Comprehensive Income component of Shareholders’ Equity and will be amortized as a charge to operations over the remaining live expectancy of the affected plan participants beginning with the effective date of the changes.
The Financial Accounting Standards Board may propose changes to the current manner in which pension and other postretirement benefit plan costs are expensed. These changes could result in higher pension and other postretirement costs.
Compliance with the TREAD Act and similar regulatory initiatives could increase the cost of operating the Company’s business.
The Company is subject to the Transportation Recall Enhancement Accountability and Documentation Act, or the TREAD Act, which was adopted in 2000. Proposed and final rules issued under the TREAD Act regulate test standards, tire labeling, tire pressure monitoring, early warning reporting, tire recalls and record retention.

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
At March 31, 2009, the Company has $141 million of long-term debt maturing within one year, of which approximately $97 million is in the parent company, and an additional $163 million of short term notes payable in partially-owned, consolidated subsidiaries.
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
In February 2008, the Company announced its strategic plan which contains three imperatives:
     Build a sustainable, competitive cost position,

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
A valuation allowance is required pursuant to SFAS No. 109, “Accounting for Income Taxes,” when, based upon an assessment which is largely dependent upon objectively verifiable evidence including recent operating loss history, expected reversal of existing deferred tax liabilities and tax loss carry back capacity, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the United States, the Company has recorded significant deferred tax assets, the largest of which relate to tax attribute carryforwards, products liabilities, pension and other post retirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains a $222.8 million valuation allowance for the portion of U.S. deferred tax assets exceeding deferred tax liabilities. In addition, the Company has recorded valuation allowances of $8.1 million for net deferred tax assets primarily associated with losses in foreign jurisdictions. As a result of changes in the amount of U.S and certain foreign net deferred tax assets during the year, the valuation allowance was decreased in the first quarter 2009 by $0.4 million. The pension liability and associated deferred tax asset adjustment recorded to equity as a result of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” accounts for $139.3 million of the total valuation allowance at March 31, 2009.
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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Company’s Annual Meeting of Stockholders was held on May 5, 2009.

(b)	All of the nominees for directors, as listed below under (c) and on pages 3 and 4 of the Company’s Proxy Statement dated March 26, 2009, were elected. The following directors have terms of office which continued after the Annual Meeting.

Roy V. Armes	Steven M. Chapman
Laurie J. Breininger	Richard L. Wambold
Thomas P. Capo	Robert D. Welding
(c)	A description of each matter voted upon at the Annual Meeting is contained on pages 3, 4 and 7 of the Company’s Proxy Statement dated March 26, 2009, which pages are incorporated herein by reference.

The number of votes cast by common stockholders with respect to each matter is as follows:
(i)	Election of directors

	Term	Affirmative	Withheld
	Expires	Votes	Votes
John J. Holland	2012	48,686,158	1,589,155
John F. Meier	2012	47,347,003	2,928,310
John H. Shuey	2012	47,464,680	2,810,634
At March 9, 2009, the record date, there were 58,948,505 shares of common stock issued and outstanding and entitled to vote at the Annual Meeting. Each of the directors received in excess of a majority of votes cast for their respective election.
(ii)	Ratification of the selection of the Company’s independent auditors. The votes that had been submitted on the proposal were as follows:

Affirmative Votes	48,398,444
Negative Votes	1,676,012
Abstentions	200,855
Item 6. EXHIBITS
(a) Exhibits

(31.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
May 6, 2009
     (Date)