Form 10-Q
period 2009-06-30
COOPER TIRE & RUBBER CO
filed 2009-08-06
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☐     No ☑
Number of shares of common stock of registrant outstanding
at July 31, 2009: 58,965,318

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	December 31,
	2008	June 30,
	(Note 1)	2009
ASSETS
Current assets:
Cash and cash equivalents	$247,672	$302,459
Accounts receivable, less allowances of $10,680 in 2008 and $11,333 in 2009	318,109	367,337
Inventories at lower of cost or market:
Finished goods	247,187	271,419
Work in process	28,234	25,756
Raw materials and supplies	144,691	79,905

	420,112	377,080

Other current assets	58,290	65,008

Total current assets	1,044,183	1,111,884
Property, plant and equipment:
Land and land improvements	33,731	33,716
Buildings	319,025	323,995
Machinery and equipment	1,627,896	1,655,188
Molds, cores and rings	273,641	244,334

	2,254,293	2,257,233
Less accumulated depreciation and amortization	1,353,019	1,370,684

Net property, plant and equipment	901,274	886,549
Intangibles, net of accumulated amortization of $24,096 in 2008 and $22,490 in 2009	19,902	19,221
Restricted cash	2,432	2,310
Other assets	75,105	65,985

	$2,042,896	$2,085,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$184,774	$161,083
Accounts payable	248,637	276,015
Accrued liabilities	123,771	173,520
Income taxes	1,409	2,342
Liabilities of discontinued operations	1,182	35,568
Current portion of long term debt	147,761	118,841

Total current liabilities	707,534	767,369

Long-term debt	325,749	325,469
Postretirement benefits other than pensions	236,025	246,170
Pension benefits	268,773	263,940
Other long-term liabilities	115,803	123,583
Long-term liabilities related to the sale of automotive operations	8,046	9,905
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 86,322,514 shares issued in 2008 and in 2009	86,323	86,323
Capital in excess of par value	43,764	45,407
Retained earnings	1,106,344	1,059,691
Cumulative other comprehensive loss	(450,079)	(442,217)

	786,352	749,204

Less: common shares in treasury at cost (27,411,564 in 2008 and 27,357,908 in 2009)	(492,236)	(491,159)

Total parent stockholders’ equity	294,116	258,045
Noncontrolling shareholders’ interests in consolidated subsidiaries	86,850	91,468

Total stockholders’ equity	380,966	349,513

	$2,042,896	$2,085,949

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2008 AND 2009
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2008	2009

Net sales	$772,907	$631,729
Cost of products sold	743,078	531,269

Gross profit	29,829	100,460

Selling, general and administrative	45,246	50,278
Restructuring	—	8,709

Operating profit (loss)	(15,417)	41,473

Interest expense	(12,742)	(12,097)
Interest income	3,669	1,105
Other — net	2,201	1,249

Income (loss) from continuing operations before income taxes	(22,289)	31,730

Income tax expense (benefit)	(677)	967

Income (loss) from continuing operations	(21,612)	30,763

Loss from discontinued operations, net of income taxes	(131)	(37,085)

Net (loss)	(21,743)	(6,322)

Net income attributable to noncontrolling shareholders’ interests	488	6,638

Net income (loss) attributable to Cooper Tire & Rubber Company	$(22,231)	$(12,960)

Basic earnings per share:
Income (loss) from continuing operations attributable to Cooper Tire & Rubber Company	$(0.38)	$0.41
Income (loss) from discontinued operations	—	(0.63)

Net income (loss) attributable to Cooper Tire & Rubber Company	$(0.38)	$(0.22)

Diluted earnings per share:
Income (loss) from continuing operations attributable to Cooper Tire & Rubber Company	$(0.38)	$0.40
Income (loss) from discontinued operations	—	(0.62)

Net income (loss) attributable to Cooper Tire & Rubber Company	$(0.38)	$(0.22)

Weighted average number of shares outstanding (000’s):
Basic	58,897	58,958

Diluted	58,897	59,803

Dividends per share	$0.105	$0.105

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2008 AND 2009
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2008	2009

Net sales	$1,452,228	$1,203,137
Cost of products sold	1,366,161	1,052,408

Gross profit	86,067	150,729

Selling, general and administrative	91,930	95,384
Restructuring	—	23,061
Settlement of retiree medical case	—	7,050

Operating profit (loss)	(5,863)	25,234

Interest expense	(24,220)	(24,752)
Interest income	7,392	2,480
Debt extinguishment expense	(583)	—
Dividend from unconsolidated subsidiary	1,943	—
Other — net	3,518	2,072

Income (loss) from continuing operations before income taxes	(17,813)	5,034

Income tax expense (benefit)	371	(2,806)

Income (loss) from continuing operations	(18,184)	7,840

Income (loss) from discontinued operations, net of income taxes	213	(37,449)

Net income (loss)	(17,971)	(29,609)

Net income (loss) attributable to noncontrolling shareholders’ interests	2,574	4,618

Net income (loss) attributable to Cooper Tire & Rubber Company	$(20,545)	$(34,227)

Basic earnings per share:
Income (loss) from continuing operations attributable to Cooper Tire & Rubber Company	$(0.35)	$0.05
Income (loss) from discontinued operations	—	(0.64)

Net income (loss) attributable to Cooper Tire & Rubber Company	$(0.35)	$(0.58)*

Diluted earnings per share:
Income (loss) from continuing operations attributable to Cooper Tire & Rubber Company	$(0.35)	$0.05
Income (loss) from discontinued operations	—	(0.63)

Net income (loss) attributable to Cooper Tire & Rubber Company	$(0.35)	$(0.57)*

Weighted average number of shares outstanding (000’s):
Basic	59,191	58,950

Diluted	59,191	59,610

Dividends per share	$0.210	$0.210

*	Amounts do not add due to rounding
See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2009
(UNAUDITED)
(Dollar amounts in thousands)

	2008	2009
Operating activities:
Net income (loss)	$(17,971)	$(29,609)
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operations:
Loss (income) from discontinued operations, net of income taxes	(213)	37,449
Depreciation	69,155	61,346
Amortization	2,508	1,113
Deferred income taxes	990	(1,894)
Stock based compensation	2,645	2,334
Change in LIFO inventory reserve	42,520	(115,753)
Amortization of unrecognized postretirement benefits	6,538	14,342
Loss (gain) on sale of assets	564	(94)
Debt extinguishment costs	583	—
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(45,444)	(42,937)
Inventories	(173,143)	163,959
Other current assets	(14,314)	(7,727)
Accounts payable	26,925	25,195
Accrued liabilities	(501)	47,180
Other items	(941)	10,083

Net cash provided by (used in) continuing operations	(100,099)	164,987
Net cash used in discontinued operations	(525)	(1,204)

Net cash provided by (used in) operating activities	(100,624)	163,783

Investing activities:
Property, plant and equipment	(65,512)	(42,306)
Proceeds from the sale of available-for-sale debt securities	49,765	—
Investments in unconsolidated subsidiary	—	(86)
Acquisition of business, net of cash acquired	(5,956)	—
Proceeds from the sale of assets	317	758

Net cash used in investing activities	(21,386)	(41,634)

Financing activities:
Issuance of (payments on) short-term debt	67,725	(20,862)
Payments on long-term debt	(14,000)	(29,200)
Premium paid on debt repurchases	(543)	—
Contributions of joint venture partner	4,250	—
Purchase of treasury shares	(13,853)	—
Payment of dividends	(12,402)	(12,381)
Issuance of common shares and excess tax benefits on options	297	13

Net cash provided by (used in) financing activities	31,474	(62,430)

Effects of exchange rate changes on cash of continuing operations	(3,095)	(4,932)

Changes in cash and cash equivalents	(93,631)	54,787

Cash and cash equivalents at beginning of year	345,947	247,672

Cash and cash equivalents at end of period	$252,316	$302,459

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per-share amounts)
1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. There is a year-round demand for the Company’s passenger and truck replacement tires, but sales of passenger replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November. Operating results for the three-month and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

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

Principles of consolidation — The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Acquired businesses are included in the consolidated financial statements from the dates of acquisition. All intercompany accounts and transactions have been eliminated.

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

	December 31,	June 30,
	2008	2009
Assets
Cash and cash equivalents	$4,911	$13,191
Accounts receivable	11,607	10,088
Inventories	28,080	17,892
Prepaid expenses	3,221	2,370

Total current assets	47,819	43,541
Net property, plant and equipment	134,639	141,109
Intangibles and other assets	14,247	11,306

Total assets	$196,705	$195,956

Liabilities and stockholders’ equity
Notes payable	$69,430	$74,371
Accounts payable	8,478	4,994
Accrued liabilities	120	(81)
Current portion of long-term debt	11,428	21,928

Current liabilities	89,456	101,212
Long-term debt	10,500	—
Stockholders’ equity	96,749	94,744

Total liabilities and stockholders’ equity	$196,705	$195,956

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

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). This FSP requires that the fair value disclosures required by SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” be included for interim reporting periods. The Company adopted this new accounting standard on June 30, 2009. See Note 2 for additional information.

On June 30, 2009, the Company adopted SFAS No. 165, “Subsequent Events”. This SFAS defines two types of subsequent events — recognized subsequent events and non-recognized subsequent events and requires the Company to indicate the date through which it evaluates subsequent events. The Company has evaluated subsequent events for recognition or disclosure through the time it filed this Form 10-Q with the Securities and Exchange Commission on August 6, 2009.
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

Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of unrealized gains and losses on such forward contracts (approximately $3,272 and $(1,840) as of December 31, 2008 and June 30, 2009, respectively) are recorded as a separate component of stockholders’ equity in the accompanying consolidated balance sheets and reclassified into earnings as the hedged transaction affects earnings.

The Company assesses hedge ineffectiveness quarterly using the hypothetical derivative methodology. In doing so, the Company monitors the actual and forecasted foreign currency sales and purchases versus the amounts hedged to identify any hedge ineffectiveness. The Company also performs regression analysis comparing the change in value of the hedging contracts versus the underlying foreign currency sales and purchases, which confirms a high correlation and hedge effectiveness. Any hedge ineffectiveness is recorded as an adjustment in the accompanying consolidated financial statements of operations in the period in which the ineffectiveness occurs.

The following table presents the location and amounts of derivative instrument fair values in the Statement of Financial Position:

	December 31, 2008		June 30, 2009
(assets)/liabilities
Derivatives designated as hedging instruments under SFAS No. 133
Foreign exchange contracts	Accrued liabilities	$(1,058)	Accrued liabilities	$1,649

Derivatives not designated as hedging instruments under SFAS No. 133
Foreign exchange contracts	Accrued liabilities	$(194)	Accrued liabilities	$869
The following table presents the location and amount of gains and losses on derivative instruments in the consolidated statement of operations:

	Amount of Gain (Loss)		Amount of Gain (Loss)
	Recognized in Other		Reclassified from		Amount of Gain (Loss)
	Comprehensive Income on		Other Comprehensive Income		Recognized in Income on
Derivatives in	Derivative (Effective Portion)		into Income (Effective Portion)		Derivative (Ineffective Portion)
SFAS No. 133	Three	Six	Three	Six	Three	Six
Cash Flow	Months	Months	Months	Months	Months	Months
Hedging	Ended	Ended	Ended	Ended	Ended	Ended
Relationships	June 30, 2009	June 30, 2009	June 30, 2009	June 30, 2009	June 30, 2009	June 30, 2009

Foreign exchange contracts	$(6,107)	$(4,655)	$862	$(2,101)	$(366)	$(288)

		Amount of Gain (Loss) Recognized
	Location of	in Income on Derivatives
Derivatives not	Gain (Loss)	Three	Six
Designated as	Recognized	Months	Months
Hedging Instruments	in Income on	Ended	Ended
Under SFAS No. 133	Derivatives	June 30, 2009	June 30, 2009

Foreign exchange contracts	Other — net	$(1,384)	$(929)

Interest rate swap contracts	Other — net	(248)	1,997

		$(1,632)	$1,068

For effective designated foreign exchange hedges, the Company reclassifies the gain (loss) from Other Comprehensive Income into Net sales and the ineffective portion is recorded directly into Other - net.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008:

		Quoted Prices	Significant
	Total	in Active Markets	Other	Significant
	Derivative	for Identical	Observable	Unobservable
	(Assets)	Assets	Inputs	Inputs
Foreign Exchange Contracts	Liabilities	Level (1)	Level (2)	Level (3)

June 30, 2009	$2,518		$2,518

December 31, 2008	$(1,252)		$(1,252)
The fair value of the Company’s debt is computed using discounted cash flow analyses based on the Company’s estimated current incremental borrowing rates. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2008		June 30, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$247,672	$247,672	$302,459	$302,459
Notes payable	(184,774)	(184,774)	(161,083)	(161,083)
Current portion of long-term debt	(147,761)	(142,161)	(118,841)	(118,841)
Long-term debt	(325,749)	(158,949)	(325,469)	(234,400)
Derivative financial instruments	(1,252)	(1,252)	(2,518)	(2,518)
The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. Exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations are offset by the change in values of the fair value foreign currency hedges. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish kronar, Mexican peso and Chinese yuan generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2008 and June 30, 2009 was $178,100 and $181,500, respectively. The counterparties to each of these agreements are major commercial banks. Management believes that the probability of losses related to credit risk on investments classified as cash and cash equivalents and short-term investments is unlikely.

3.	The following table details information on the Company’s operating segments.

	Three months ended June 30		Six months ended June 30
	2008	2009	2008	2009
Revenues from external customers:
North American Tire	$547,513	$427,333	$1,045,185	$866,650
International Tire	282,966	257,182	514,746	423,394
Eliminations	(57,572)	(52,786)	(107,703)	(86,907)

Net sales	$772,907	$631,729	$1,452,228	$1,203,137

Segment profit (loss):
North American Tire	$(21,906)	$27,951	$(13,762)	$24,331
International Tire	5,944	19,204	12,853	16,383
Eliminations	987	(786)	(282)	(1,059)
Unallocated corporate charges	(442)	(4,896)	(4,672)	(14,421)

Operating profit (loss)	(15,417)	41,473	(5,863)	25,234
Interest expense	(12,742)	(12,097)	(24,220)	(24,752)
Interest income	3,669	1,105	7,392	2,480
Debt extinguishment	—	—	(583)	—
Dividend from unconsolidated subsidiary	—	—	1,943	—
Other — net	2,201	1,249	3,518	2,072

Income (loss) from continuing operations before income taxes	$(22,289)	$31,730	$(17,813)	$5,034

4.	At December 31, 2008, approximately 33 percent of the Company’s inventories had been valued under the LIFO method. With the decrease in inventory and lower raw material costs in the Company’s operations in China, approximately 62 percent of the Company’s inventories at June 30, 2009 have been valued under the LIFO method. The remaining inventories have been valued under the FIFO method or average cost method. All inventories are stated at the lower of cost or market.
Under the LIFO method, inventories have been reduced by approximately $221,854 and $106,101 at December 31, 2008 and June 30, 2009, respectively, from current cost which would be reported under the first-in, first-out method. Under the LIFO inventory method, the latest costs are charged to cost of good sold. During the first six months of 2009, lower raw material costs reduced the Company’s LIFO reserve.
5.	The following table discloses the amount of stock based compensation expense for the three-month period ended June 30, 2008 and 2009 relating to continuing operations:

		Stock Based Compensation
	Three months ended June 30		Six months ended June 30
	2008	2009	2008	2009
Stock options	$87	$81	$178	$167
Restricted stock units	471	380	1,086	780
Performance based units	(183)	1,035	1,381	1,387

Total stock based compensation	$375	$1,496	$2,645	$2,334

The following table provides details of the restricted stock unit activity for the six months ended June 30, 2009:

Restricted stock units outstanding at January 1, 2009	403,637

Restricted stock units granted	9,000
Accrued dividend equivalents	13,550
Restricted stock units settled	(39,852)
Restricted stock units cancelled	(1,527)

Restricted stock units outstanding at June 30, 2009	384,808

Executives participating in the Company’s Long-Term Incentive Plan for the plan year 2007 — 2009 and 2008 — 2010, earn performance based units based on the Company’s financial performance. As part of the 2007 — 2009 plan, the units earned in 2007 and any units earned in 2009 will vest in February 2010. As part of the 2008 — 2010 plan, any units earned in 2009 or 2010 will vest in February 2011. No units were earned in 2008 for either plan.

In April 2009, executives participating in the 2009 — 2011 Long-Term Incentive Plan were granted 1,153,000 stock options which will vest one third each year through April 2012. This plan does not contain any performance based criteria. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

2009

Risk-free interest rate	2.2%
Dividend yield	2.7%
Expected volatility of the Company’s common stock	0.570
Expected life in years	6.0
The weighted-average fair value of options granted in April of 2009 was $2.08. The estimated fair value of options is amortized to expense over the options’ vesting period.

6.	The following tables disclose the amount of net periodic benefit costs for the three-month and six-month periods ended June 30, 2008 and 2009 for the Company’s defined benefit plans and other postretirement benefits relating to continuing operations:

	Pension Benefits
	Three months ended June 30		Six months ended June 30
	2008	2009	2008	2009
Components of net periodic benefit cost:
Service cost	$5,527	$3,139	$11,051	$6,526
Interest cost	16,279	14,607	32,548	29,225
Expected return on plan assets	(20,519)	(13,892)	(41,027)	(27,579)
Amortization of prior service cost	126	923	252	(533)
Recognized actuarial loss	2,921	5,950	5,842	14,875

Net periodic benefit cost	$4,334	$10,727	$8,666	$22,514

	Other Postretirement Benefits
	Three months ended June 30		Six months ended June 30
	2008	2009	2008	2009
Components of net periodic benefit cost:
Service cost	$1,243	$1,047	$2,487	$1,900
Interest cost	3,873	3,694	7,746	7,400
Amortization of prior service cost	(77)	(73)	(154)	(150)
Recognized actuarial loss	299	132	598	150

Net periodic benefit cost	$5,338	$4,800	$10,677	$9,300

Recognized actuarial loss of pension costs in 2009 has been reduced by $2,813 and $1,513 for the six and three-month periods, respectively, due to recognition of curtailment gains partially offset by settlement losses attributable to the Albany, Georgia plant closure which have been recorded within restructuring expense.

On April 9, 2009, the Company announced pension benefits in the Spectrum (salaried employees) Plan would be frozen effective July 1, 2009. The impact of the pension freeze is estimated to be a reduction in pension expense for 2009 of $7,800 which will be reflected in the Company’s financial statements in future quarters. In the second quarter, the Company recognized a pension curtailment gain of $10,100 related to the announced Spectrum Plan benefit freeze which was credited to cost of good sold ($8,000) and corporate selling, general and administrative expenses ($2,100) and is not reflected in the above table. Also effective July 1, 2009, the Company has instituted an enhanced matching feature in the Spectrum 401(K) plan at an estimated cost for 2009 of $2,800 which will also be reflected in future quarters.

During 2009, the Company has minimum global pension funding requirements of between $35,000 and $40,000.

7.	On an annual basis, disclosure of comprehensive income is incorporated into the Statement of Shareholders’ Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, unrealized gains or losses on certain marketable securities and derivative instruments and unrecognized postretirement benefits plans.

The Company’s comprehensive income (loss) is as follows:

	Three months ended June 30		Six months ended June 30
	2008	2009	2008	2009
Net loss attributable to Cooper Tire & Rubber Company	$(22,231)	$(12,960)	$(20,545)	$(34,227)
Other comprehensive income (loss):
Currency translation adjustments	4,237	13,957	15,173	10,975
Unrealized net gains (losses) on derivative instruments and marketable securities, net of tax	3,351	(7,980)	(2,000)	(4,613)
Unrecognized postretirement benefit plans, net of tax	3,104	1,146	6,093	1,500

Comprehensive loss attributable to Cooper Tire & Rubber Company	(11,539)	(5,837)	(1,279)	(26,365)
Net and comprehensive income (loss) attributable to noncontrolling shareholders’ interests	488	6,638	2,574	4,618

Total comprehensive income (loss)	$(11,051)	$801	$1,295	$(21,747)

8.	During the second quarter of 2009, the Company recorded restructuring expenses associated with three initiatives described below.
          Albany manufacturing facility closure
The Company recorded $8,011 of restructuring expense associated with the planned closure of its Albany, Georgia manufacturing facility. This initiative, announced December 17, 2008, will result in a workforce reduction of approximately 1,400 people and charges of between $120,000 and $145,000 for restructuring expense and asset impairment.

The Company recorded $6,169 of equipment relocation and other costs during the second quarter of 2009. The Company also recorded $1,842 of employee related costs. Included in employee related costs are severance costs of $1,844 partially offset by the amortization of prior service credits related to pension benefits.

During the first six months of 2009, the Company has recorded $22,317 of restructuring expense related to the Albany closure. The Company has recorded $11,021 of equipment relocation and other costs during the first six months of 2009. The Company also recorded $11,296 of employee related costs. Included in employee related costs are severance costs of $12,551 partially offset by the amortization of prior service credit related to pension benefits. Through June 30, 2009, the Company has recorded $98,301 of restructuring costs associated with this initiative.

At January 1, 2009, the accrued severance balance was $429 and the severance costs recorded during the first six months of 2009 increased the balance to $12,980. During the first six months, the Company made $4,314 of severance payments resulting in an accrued severance balance at June 30, 2009 of $8,666.
          Distribution center closures
During 2009, the Company also recorded restructuring expenses associated with the closure of two distribution centers. The closure of the Dayton, New Jersey distribution center impacted nine people and had a total cost of $464, which was recorded in the first quarter.

In June 2009, the Company announced the planned closure of its Moraine, Ohio distribution center. This initiative is expected to cost between $1,900 and $2,300. This amount includes personnel related costs of $1,100 and equipment related costs between $800 and $1,200. This initiative is expected to be completed by the end of the fourth quarter 2009 and will impact approximately 60 people. During the second quarter, the Company recorded $294 of severance costs associated with the Moraine closure and did not make any severance payments.
          European headcount reduction
In Cooper Europe, a restructuring program to reduce headcount to align with production volume requirements was initiated during the second quarter of 2009. This initiative will result in the elimination of approximately 47 positions and is expected to be completed early in the third quarter. The Company recorded $404 of severance cost related to this initiative during the quarter and the balance in the accrual account at June 30, 2009 is $76.

9.	The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities:

	2008	2009
Reserve at January 1	$16,510	$18,244
Additions	10,764	7,021
Payments	(8,707)	(7,546)

Reserve at June 30	$18,567	$17,719

10.	The Company is a defendant in various products liability claims brought in numerous jurisdictions in which individuals seek damages resulting from automobile accidents allegedly caused by defective tires manufactured by the Company. Each of the products liability claims faced by the Company generally involve different types of tires, models and lines, different circumstances surrounding the accident such as different applications, vehicles, speeds, road conditions, weather conditions, driver error, tire repair and maintenance practices, service life conditions, as well as different jurisdictions and different injuries. In addition, in many of the Company’s products liability lawsuits the plaintiff alleges that his or her harm was caused by one or more co-defendants who acted independently of the Company. Accordingly, both the claims asserted and the resolutions of those claims have an enormous amount of variability. The aggregate amount of damages asserted at any point in time is not determinable since often times when claims are filed, the plaintiffs do not specify the amount of damages. Even when there is an amount alleged, at times the amount is wildly inflated and has no rational basis.

The fact that the Company is a defendant in products liability lawsuits is not surprising given the current litigation climate which is largely confined to the United States. However, the fact that the Company is subject to claims does not indicate that there is a quality issue with the Company’s tires. The Company sells approximately 30 to 35 million passenger, light truck, SUV, high performance, ultra high performance and radial medium truck tires per year in North America. The Company estimates that approximately 300 million Cooper-produced tires — made up of thousands of different specifications — are still on the road in North America. While tire disablements do occur, it is the Company’s and the tire industry’s experience that the vast majority of tire failures relate to service-related conditions which are entirely out of the Company’s control — such as failure to maintain proper tire pressure, improper maintenance, road hazard and excessive speed.

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

The Company determines its reserves using the number of incidents expected during a year. During the second quarter of 2009, the Company increased its products liability reserve by $14,101. The addition of another quarter of self-insured incidents accounted for $9,578 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims, which increased the reserve by $1,788. Finally, amounts on existing reserves increased by $2,735.

During the first six months of 2009, the Company increased its products liability reserve by $28,779. The addition of another six months of self-insured incidents accounted for $18,988 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims, which increased the reserve by $1,788. Finally, amounts on existing reserves increased by $8,003.

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

The Company paid $10,747 during the second quarter of 2009 to resolve cases and claims and has paid $17,060 through the first six months of 2009. The Company’s products liability reserve balance at December 31, 2008 totaled $123,632 (current portion of $28,737) and the balance at June 30, 2009 totaled $135,350 (current portion of $30,737).

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

For the three-month periods ended June 30, 2008 and 2009, products liability expenses totaled $17,979 and $20,352, respectively, and include recoveries of legal fees of $0 and $515 in the periods ended June 30, 2008 and 2009, respectively. For the six-month periods ended June 30, 2008 and 2009, products liability expenses totaled $45,825 and $40,920, respectively, and include recoveries of legal fees of $4,168 and $1,941 in the periods ended June 30, 2008 and 2009, respectively. Policies applicable to claims occurring on April 1, 2003 and thereafter do not provide for recovery of legal fees.

11.	For the quarter ended June 30, 2009, the Company recorded an income tax expense for continuing operations of $967 which includes tax expense for discrete items of $1,098 relating primarily to return to provision changes in estimates for the 2008 U.S. tax return. The effective tax rate for the quarter and six month period ended June 30, 2009 for continuing operations is -0.4 percent and -88.4 percent, respectively, exclusive of discrete items, using forecasted jurisdictional annual effective rates. For comparable periods in 2008, the effective tax rate for continuing operations, exclusive of discrete items, was 3.5 percent and 1.4 percent, respectively, using an aggregate worldwide forecasted rate. The change in the tax rate, exclusive of discrete items, relates primarily to the improvement in earnings, a “specified liability loss” carry back, and the mix of earnings or loss by jurisdiction as compared to 2008.

The Company maintains a valuation allowance pursuant to SFAS No. 109, “Accounting for Income Taxes,” on its net U.S. and certain non-U.S. deferred tax asset positions. The valuation allowance will be maintained as long as it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the U.S., the Company has recorded significant deferred tax assets, the largest of which relates to products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains a $225,520 valuation allowance for the portion of U.S. deferred tax assets exceeding its U.S. deferred tax liabilities. In addition, the Company has recorded valuation allowances of $7,749 for deferred tax assets associated with losses in foreign jurisdictions.

The Company maintains a FIN No. 48, “Accounting for Uncertainty in Income Taxes” liability for unrecognized tax benefits for permanent and temporary book/tax differences for continuing operations. At June 30, 2009, the Company’s liability, exclusive of interest, totals approximately $10,827. The Company accrued net interest income for the quarter and six month period ended June 30, 2009, in the amount of $387 and $509 respectively, which has been recorded as a discrete item in its tax provision. This includes interest income on anticipated U.S. income tax refunds.

At June 30, 2009, the Company has approximately $48,000 of U.S. cash tax refunds receivable. The majority of these receivables are expected to be collected during 2009.

In 2003 the Company initiated bilateral Advance Pricing Agreement (“APA”) negotiations with the Canadian and U.S. governments to change its intercompany transfer pricing process between a formerly owned subsidiary, Cooper-Standard Automotive, Inc., and its Canadian affiliate. In the second quarter, the governments executed “mutual agreement” letters under the tax treaty to settle the APA for periods 2000-2004. Under terms of the 2004 sale agreement for the subsidiary, the Company is responsible for all tax obligations related to its period of ownership and is entitled to receive all tax refunds for those periods. The resulting cash impact to the Company of the above settlement would consist of two parts, a refund of taxes paid in Canada of approximately $69,000 and a tax obligation in the U.S. of approximately $35,000. The net impact of these two payments would be a gain of about $34,000, net of previously recognized amounts. The U.S. tax obligation has been revised by terms of the settlement and the former subsidiary is obligated under the terms of the sale agreement to remit the refund to the Company promptly upon receipt. Consequently, the Company recorded a net charge of $35,000 to discontinued operations for its estimated U.S. tax obligation relating to the settlement. During the week of July 26, 2009, the Company was advised that the Canadian affiliate received a substantial portion of the anticipated refund. However, the funds were not remitted to the Company promptly as required under the agreement. On August 3, 2009, Cooper-Standard Holdings Inc., the company that acquired the former subsidiary, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Based upon these facts, the Company does not believe the criteria for recognition of the refund receivable has been met and will not record a receivable until the certainty of realization is assured. The Company will pursue all options to recover the tax refunds owed to it under the sales agreement.

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by tax authorities for years prior to 2000.

12.	The Company and the United Steelworkers entered into a series of letter agreements beginning in 1991 establishing maximum annual amounts that the Company would contribute for funding the cost of health care coverage for certain union retirees who retired after specific dates. Prior to January 1, 2004, the maximum annual amounts had never been implemented. On January 1, 2004, however, the Company implemented the existing letter agreements according to its terms and began requiring these retirees and surviving spouses to make contributions for the cost of their health care coverage.

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

13.	On July 3, 2009, the Company received notification from its noncontrolling shareholder in the Cooper Chengshan entity of its intention to exercise a portion of its put option after it receives related governmental approvals and satisfies other conditions. If the put option is exercised, the Company has the obligation to purchase the 14 percent share for $17,920.

14.	Certain operating leases related to property and equipment used in the operations of Cooper-Standard Automotive were guaranteed by the Company. These guarantees require the Company, in the event Cooper-Standard Automotive fails to honor its commitments, to satisfy the terms of the lease agreements. As part of the sale of the automotive segment, the Company is seeking releases of those guarantees, but to date has been unable to secure releases from certain lessors. The most significant of those leases is for a U. S. manufacturing facility with a remaining term of seven years and total remaining payments of approximately $8,700. Other leases cover two facilities in the United Kingdom. These leases have remaining terms of four years and remaining payments of approximately $2,600. The Company does not believe it is presently probable that it will be called upon to make these payments. Accordingly, no accrual for these guarantees has been recorded. If information becomes known to the Company at a later date which indicates its performance under these guarantees is probable, accruals for the obligations will be required.
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

Consolidated Results of Operations
(Dollar amounts in millions except per share amounts)

	Three months ended June 30			Six months ended June 30
	2008	Change	2009	2008	Change	2009
Revenues:
North American Tire	$547.5	-22.0%	$427.3	$1,045.2	-17.1%	$866.7
International Tire	282.9	-9.1%	257.2	514.7	-17.7%	423.4
Eliminations	(57.5)	-8.2%	(52.8)	(107.7)	-19.2%	(87.0)

Net sales	$772.9	-18.3%	$631.7	$1,452.2	-17.2%	$1,203.1

Segment profit (loss):
North American Tire	$(21.9)	n/m	$28.0	$(13.8)	n/m	$24.3
International Tire	5.9	n/m	19.2	12.9	27.1%	16.4
Eliminations	1.0	n/m	(0.8)	(0.3)	n/m	(1.1)
Unallocated corporate charges	(0.4)	n/m	(4.9)	(4.7)	n/m	(14.4)

Operating profit (loss)	(15.4)	n/m	41.5	(5.9)	n/m	25.2
Interest expense	(12.7)	-4.7%	(12.1)	(24.2)	2.5%	(24.8)
Interest income	3.6	-69.4%	1.1	7.4	-66.2%	2.5
Debt extinguishment expense	—		—	(0.6)	-100.0%	—
Dividend from unconsolidated subsidiary	—		—	1.9	-100.0%	—
Other — net	2.2	-45.5%	1.2	3.6	-41.7%	2.1

Income (loss) from continuing operations before income taxes	(22.3)		31.7	(17.8)		5.0

Income tax expense (benefit)	(0.7)		0.9	0.4		(2.8)

Income (loss) from continuing operations	(21.6)		30.8	(18.2)		7.8

Income (loss) from discontinued operations, net of income taxes	(0.1)		(37.1)	0.2		(37.4)
Noncontrolling shareholders’ interests	(0.5)		(6.6)	(2.6)		(4.6)

Income (loss) from continuing operations attributable to Cooper Tire & Rubber Company	$(22.2)		$(12.9)	$(20.6)		$(34.2)

Basic earnings (loss) per share	$(0.38)		$(0.22)	$(0.35)		$(0.58)

Diluted earnings (loss) per share	$(0.38)		$(0.22)	$(0.35)		$(0.57)

Consolidated net sales for the three-month period ended June 30, 2009 were $141.2 million lower than the comparable period one year ago. The decrease in net sales for the second quarter of 2009 compared to the second quarter of 2008 was primarily the result of lower unit volumes in both the North American Tire Operations and International Tire Operations segments, in addition to reduced pricing and mix in the North American Tire Operations segment. Operating profit in the second quarter of 2009 increased by $56.9 million from the second quarter of 2008. The favorable impacts of lower raw material costs and improved manufacturing operations were offset by lower unit volumes and production curtailment costs in the North American Tire Operations segment and declining pricing in both the North American and International Tire Operations segments.
Consolidated net sales for the six-month period ended June 30, 2009 were $249.1 million lower than the comparable period one year ago. The decrease in net sales for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily the result of lower unit volumes in both the North American Tire Operations and International Tire Operations segments. This decrease was partially offset during the period with a favorable impact to pricing in the North American Tire Operations segment. Operating profit in the first six months of 2009 increased by $31.1 million from the first six months of 2008. The favorable impacts of lower raw material costs and improved manufacturing operations were offset by lower unit volumes in the North American and International Tire Operations segments, production curtailments, higher incentive-related compensation expense, and restructuring initiatives primarily in the North American Tire segment.

After experiencing record high costs for raw materials in the fourth quarter of 2008, the Company’s six-month period ended June 30, 2009 reflects lower costs of certain of its principal raw materials. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based. Crude oil pricing continues to be volatile but is lower than the historic highs experienced in 2008. Natural rubber prices also reflected extreme volatility as reduced global demand for rubber produced products caused natural rubber prices to fall in the six-month period ended June 30, 2009 after reaching record high price levels in the latter part of 2008. The decreases in the cost of petroleum-based materials and natural rubber were the most significant drivers of lower raw material costs during the second quarter of 2009, which were down approximately $94.7 million from the second quarter of 2008, and approximately $104.1 million for the six-month period ended June 30, 2009, from the comparable period in 2008. The pricing volatility in these commodities contributes to the difficulty in managing the costs of raw materials.
The Company manages the procurement of its raw materials to assure supply and to obtain the most favorable pricing. For natural rubber and natural gas, procurement is managed by buying forward of production requirements and utilizing the spot market when advantageous. For other principal materials, procurement arrangements include supply agreements that may contain formula-based pricing based on commodity indices, multi-year agreements or spot purchase contracts. These arrangements provide quantities necessary to satisfy normal manufacturing demands, however, the pricing volatility in these commodities contributes to the difficulty in managing the costs of raw materials.
Products liability expenses totaled $20.3 million and $18.0 million in the second quarter of 2009 and 2008, respectively. Products liability expenses totaled $40.9 million and $45.8 million in the first six months of 2009 and 2008, respectively, and included recoveries of legal fees of $1.9 million and $4.2 million in the first six months of 2009 and 2008, respectively. Insurance policies applicable to claims occurring on April 1, 2003, and thereafter, do not provide for recovery of legal fees. Additional information related to the Company’s accounting for products liability costs appears in the Notes to Consolidated Financial Statements.
Selling, general, and administrative expenses were $50.3 million in the second quarter of 2009 (8.0 percent of net sales) and $45.2 million in the second quarter of 2008 (5.9 percent of net sales). This increase was due primarily to higher incentive based compensation and increases in the accruals for stock-based liabilities. For the six-month period ended June 30, 2009, selling, general and administrative expenses were $95.4 million (7.9 percent of net sales) compared to $91.9 million (6.3 percent of net sales) for the comparable period of 2008. This increase was due to the same reasons cited for the quarter increase.
During the second quarter of 2009, the Company recorded $8.7 million in restructuring costs related to the planned closure of its Albany, Georgia manufacturing facility and distribution centers in Dayton, New Jersey and Moraine, Ohio and a personnel reduction in Cooper Europe. For the six months ended June 30, 2009, the Company has recorded $23.1 million in restructuring costs related to these initiatives. Additional information related to these restructuring initiatives appears in the Notes to Consolidated Financial Statements.
As discussed in the Notes to Consolidated Financial Statements, the Company recorded a $7.1 million charge during the first quarter related to the agreement reached in the Cates retiree medical case.
Interest income decreased $2.6 million and $4.9 million in the second quarter and first six months of 2009, respectively, from comparable periods of 2008 as a result of lower cash levels and short-term investments for most of 2009 compared to 2008.
The Company recorded dividend income of $1.9 million from its investment in Kumho Tire Co., Inc. in 2008. The Company sold this investment in the third quarter of 2008.

Other — net decreased by $1.0 million in the second quarter of 2009 compared to 2008 primarily as a result of lower foreign currency gains being recorded in 2009. Other — net decreased $1.5 million in the first six months of 2009 compared to 2008. The Company recorded lower foreign currency gains in 2009 compared to 2008 resulting in a decrease of $3.0 million and recorded losses from an unconsolidated subsidiary of $.8 million in 2009. Proceeds from the settlement of a lawsuit of $1.8 million were recorded in 2009 while losses on asset sales of $1.0 million were recorded in the first quarter of 2008.
For the quarter ended June 30, 2009, the Company recorded an income tax expense for continuing operations of $967 which includes tax expense for discrete items of $1,098 relating primarily to return to provision adjustments for the 2008 U.S. tax return. The effective tax rate for the quarter and six month period ended June 30, 2009, for continuing operations is -0.3 percent and -87.9 percent, respectively, exclusive of discrete items, using forecasted jurisdictional annual effective rates. For comparable periods in 2008, the effective tax rate for continuing operations, exclusive of discrete items, was 3.5 percent and 1.4 percent, respectively, using an aggregate worldwide forecasted rate. The change in the tax rate, exclusive of discrete items, relates primarily to the improvement in earnings, a “specified liability loss” carry back, and the mix of earnings or loss by jurisdiction as compared to 2008.
The Company maintains a valuation allowance pursuant to SFAS No. 109, “Accounting for Income Taxes,” on its net U.S. and certain non-U.S. deferred tax asset positions. The valuation allowance will be maintained as long as it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the U.S., the Company has recorded significant deferred tax assets, the largest of which relates to products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains a $225.5 million valuation allowance for the portion of U.S. deferred tax assets exceeding its U.S. deferred tax liabilities. In addition, the Company has recorded valuation allowances of $7.7 million for deferred tax assets associated with losses in foreign jurisdictions.
As discussed in the Notes to Consolidated Financial Statements, during the second quarter of 2009, the Company recorded an income tax and interest obligation related to the Advance Pricing Agreement of $34.5 million. This was recorded as a current tax liability and is included as part of discontinued operations.

North American Tire Operations Segment

	Three months ended June 30			Six months ended June 30
(Dollar amounts in millions)	2008	Change	2009	2008	Change	2009

Net sales	$547.5	-22.0%	$427.3	$1,045.2	-17.1%	$866.7

Operating profit (loss)	$(21.9)	n/m	$28.0	$(13.8)	n/m	$24.3

United States unit shipments changes:
Passenger tires
Segment United States shipments		-16.3%			-19.7%
RMA members		-10.7%			-11.9%
Total Industry		-12.0%			-12.5%

Light truck tires
Segment United States shipments		-34.5%			-30.7%
RMA members		-14.0%			-17.9%
Total Industry		-17.1%			-20.2%

Total light vehicle tires
Segment United States shipments		-19.9%			-21.8%
RMA members		-11.1%			-12.7%
Total Industry		-12.6%			-13.5%

Total segment unit sales change		-18.7%			-19.1%
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
Sales
Sales of the North American Tire Operations segment decreased $120.2 million in the second quarter of 2009 from levels in 2008. The decrease in sales was a result of lower unit volume (-$102.3 million) in addition to decreased pricing and product mix (-$17.9 million). The segment experienced a decrease in unit sales in most product categories, most notably in the economy passenger and light truck tire lines. While pricing was disciplined for the replacement tire industry in general, prices did begin to reflect lower raw material costs.
In the United States, the segment’s unit shipments of total light vehicle tires decreased 19.9 percent in the second quarter of 2009 compared to the second quarter of 2008. This decrease was larger than the 12.6 percent decrease in total light vehicle shipments experienced by the total industry (which includes an estimate for non-RMA members). The industry decrease in light vehicle tire units was primarily due to the overall economic conditions in North America as impacts of a global recession have likely caused delays in replacement tire purchases by consumers. Volumes in the segment decreased more significantly than the industry due to greater weakness in the private brand portion of the industry of which the segment has a significant portion of its sales. While the segment underperformed the industry for the quarter, it did experience stronger sales during the last month as the market showed signs of improvement.

Sales of the North American Tire Operations segment decreased $178.5 million in the first six months of 2009 from levels in 2008. The decrease in sales was a result of lower unit volume (-$200.2 million) partially offset by improved net pricing and product mix ($21.7 million). The improved pricing was the result of price increases implemented during 2008. The improved mix was primarily the result of increased sales volumes of the Cooper brand, which continues to outperform the industry, while unit sales to private brand distributors showed declines over the prior year. The segment also increased its sales of winter tires and showed decreased unit sales in economy and broadline tires.
In the United States, the segment’s unit shipments of total light vehicle tires decreased 21.8 percent in the first six months of 2009 compared to the same period in 2008. This decrease exceeded the 12.7 percent decrease in total light vehicle shipments experienced by all members of the RMA, and also exceeded the 13.5 percent decrease in total light vehicle shipments for the total industry for the first six months. The industry decrease in light vehicle tire units was primarily due to the overall economic conditions in North America as impacts of a global recession have likely caused delays in replacement tire purchases by consumers. Volumes in the segment decreased more significantly than the industry in part due to greater weakness in the private brand portion of the industry of which the segment has a significant portion of its sales.
Operating Profit
Segment operating profit increased $49.9 million in the second quarter of 2009 from the second quarter of 2008. The increase in operating profit was due to lower raw material costs ($75.3 million) and improved plant operations ($14.0 million) as the segment continues to reduce manufacturing costs through the implementation of Six Sigma and other LEAN initiatives. The segment also recorded a pension curtailment gain ($8.0 million) associated with the pension benefit freeze in the Spectrum (salaried employees) Plan. These increases were partially offset by lower unit volumes (-$25.3 million), the effects of production curtailments required to align production with demand (-$9.6 million), declining pricing and mix (-$5.5 million), and restructuring costs, nearly all of which pertain to the closure of the Albany, Georgia manufacturing facility (-$8.3 million).
Segment operating profit increased $38.1 million in the six months ended June 30, 2009 from same period of 2008. The increase in operating profit was due to lower raw material costs ($83.1 million), improved plant operations ($21.2 million), improved pricing and mix ($15.4 million) and the Spectrum Plan curtailment gain ($8.0 million). These increases were partially offset by lower unit volumes
(-$46.7 million), the effects of production curtailments required to align production with demand (-$27.6 million), and restructuring costs, nearly all of which pertain to the closure of the Albany, Georgia manufacturing facility (-$22.7 million).
During the first half of 2009, the segment recognized the stabilization of raw material costs which had reached record high cost levels in the latter part of 2008. The segment’s raw material index decreased by 15.0 percent for the six months ended June 30, 2009 from the same period of 2008. The raw material index decreased 30.8 percent for the second quarter of 2009 when compared to the second quarter of 2008.
Segment Outlook
The segment will continue implementing the Company’s strategic plan during 2009. The plan initially communicated in February 2008 calls for the segment to improve its cost structure, pursue profitable top line growth and improve organizational capabilities. Successful implementation of these imperatives as outlined in the strategic plan and improvement in market or industry conditions would drive improved operating results.
In the future the segment expects to more closely reflect the performance of the industry for shipments of light vehicle tires. This is in part due to the launch of new economy and value lines of tires. The segment will also pursue business in channels where it believes it is under-represented. Actions taken by the segment to slow the decline in the private label area will also be a contributing factor to improvement. The demand for light vehicle replacement tires is expected to remain relatively soft in 2009 as consumers around the globe are affected by the recession. During the second half of 2009 the year over year comparatives become easier for the industry due to the substantial declines in the second half of 2008. For 2009 the segment expects full year industry volumes to be down somewhere in the range of 7 to 9 percent. There have been recent indicators that demand could be stabilizing and potentially improving during the second half of 2009. These indicators include stabilization in miles driven, improved relative industry shipments and strengthening of consumer confidence compared to the second half of 2008.
Aligning the Company’s capacity to market demands should be a positive for operating profit as the segment moves forward. This includes the effects of closing the Company’s Albany, Georgia facility. The production at this facility will be transferred to other Company facilities by October, 2009, ahead of initial estimates. The manufacturing operations are expected to improve in cost competitiveness as Six Sigma, LEAN, automation and other projects continue to be implemented and the segment improves its utilization of its remaining manufacturing facilities.
Radial medium truck and certain light vehicle tire products will continue to be sourced from manufacturers in China and Mexico. During 2009 the amount of product imported into the United States should increase over the amount imported during 2008. The quantity of tires imported will be influenced by the demand in the United States.
There have been recent proposed changes to the tariffs imposed on certain tires imported from China. Changes in duties, tariffs, quotas or other factors within the control of the U.S. and other governments can have substantial effects on the segments results. During any scenario, the segment will continue to focus on supporting its customers while balancing profitability concerns.
Raw material prices have proven very difficult to accurately predict as commodity markets remain volatile. The segment expects prices for commodities will show moderate increases during the second half of 2009 from the first half of 2009. The segment does not expect a return to the extreme high prices experienced during the second half of 2008.
International Tire Operations Segment

	Three months ended June 30			Six months ended June 30
(Dollar amounts in millions)	2008	Change	2009	2008	Change	2009

Net sales	$282.9	-9.1%	$257.2	$514.7	-17.7%	$423.4

Operating profit	$5.9	n/m	$19.2	$12.9	27.1%	$16.4

Unit sales change		28.1%			23.8%
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
Sales
Sales of the International Tire Operations segment decreased $25.7 million in the second quarter of 2009 compared to the second quarter of 2008. The foreign currency impact of a stronger United States dollar in relation to the British pound and the Chinese renminbi decreased sales $7.6 million in the second quarter of 2009. The remainder of the decrease in net sales in the second quarter of 2009 compared to the second quarter of 2008 was due to lower unit volumes (-$15.2 million) and decreasing pricing and mix (-$3.0 million) due to overall market weakness in the European, Asian and other international markets.
Sales of the International Tire Operations segment decreased $91.3 million in the first six months of 2009 compared to the same period in 2008. The foreign currency impact of a stronger United States dollar in relation to the British pound and the Chinese renminbi decreased sales $20.8 million in the first six months of 2009. The remainder of the decrease in net sales in the first six months of 2009 compared to the same period in 2008 was due to lower unit volumes (-$66.5 million) and decreasing pricing and product mix (-$4.0 million) due to overall market weakness in the European, Asian and other international markets.
Operating Profit
Operating profit for the segment in the second quarter of 2009 was $13.3 million higher than in the second quarter of 2008. The increase in operating profit was due to lower raw material costs ($19.5 million), improved plant operations ($5.2 million) and favorable foreign currency impact. These increases were partially offset by declining pricing and mix (-$8.0 million), increased selling, general and administrative costs (-$1.7 million) and the effects of production curtailments required to align production with demand (-$1.2 million).
Operating profit for the segment in the first six months of 2009 was $3.5 million higher than in the first six months of 2008. The increase in operating profit was due to lower raw material costs ($21.1 million) and favorable foreign currency impact ($5.4 million). These increases were partially offset by lower unit volumes (-$7.6 million), declining pricing and mix (-$9.7 million) and the effects of production curtailments required to align production with demand (-$5.5 million).
Segment Outlook
The European operations will continue to focus on growing in profitable products and channels. New products that will meet the needs of niche segments will continue to be released in 2009. The manufacturing facility in Melksham, England will concentrate on high performance, racing and motorcycle products. Demand in Europe is projected to remain weak throughout 2009.
The segment will continue efforts to expand its presence in Asia. This growth is targeted to occur in products and brands that will provide increased returns. The Chinese market, which the segment participates in, is recovering faster than other markets around the globe. Success by the segment in penetrating that market is expected to continue in the future.
Manufacturing operations in China will continue to export products around the globe, but could be affected by the weakened global demand for tires and intervention in the global tire business by governments. All of the segment’s manufacturing facilities will be implementing projects to improve competitiveness.
The segment’s volumes and margins should continue to improve in 2009 unless global demand for light vehicle and radial medium tires further declines.
Outlook for Company
Recent signals, including stabilization in miles driven and increased consumer confidence compared to the second half of 2008, indicate potential near-term recovery of demand. Until this occurs, the Company expects continued pressure on the industry as demand for tires is influenced by the weakened global macroeconomic environment. This will be partially driven by the confidence of the consumer who has delayed tire purchases. The Company is continuing to focus on implementing its plan that will position it to compete more effectively during the economic downturn and capitalize on future opportunities. The Company will continue to experience improvement in its results if it successfully executes its plans and/or there is a market recovery.

Maintaining adequate levels of liquidity will be a primary focus for the Company and it will continue to rigorously control all cash expenditures. Expansion and other uses of capital, including share purchases and debt prepayments, are likely to be restricted until capital markets resume a more normal level of activity.
Raw material prices are lower than the historic highs of 2008. It is difficult to accurately forecast raw material prices but, the Company does not expect a return to the extreme high prices of 2008. Commodity prices have moderated during 2009 and may begin to increase in the second half of the year. Raw material costs during the third quarter should be up sequentially from the second quarter, but still down on a year-over-year basis. The third quarter should be the peak in the year-over-year difference as a percentage.
The recently proposed changes on tariffs for tires imported to the United States from China could have a significant impact on the results of the Company. The Company is completing contingency planning to address possible scenarios and will endeavor to balance supporting its customers and profitability concerns.
Additionally, the Company continues to be very cautious in its expectations of future profitability because of the uncontrollable factors which impact this industry: consumer confidence, gasoline prices, raw material cost volatility, intense competition and currency fluctuations.
Liquidity and Capital Resources
Generation and uses of cash — Net cash provided by operating activities of continuing operations was $165 million in the first six months of 2009, an improvement of $265 million from the first six months of 2008. The decrease in inventories during the first six months of 2009 compared to an increase in inventories during the first six months of 2008 was the primary reason for this improvement.
Net cash used in investing activities during the first six months of 2009 reflects capital expenditures of $42 million, a reduction of $23 million from 2008 levels. Also, in 2008 the Company made the final payment associated with the purchase of Cooper Chengshan and converted the available-for-sale debt securities into cash.
The issuances of debt in 2008 relate to the Company’s operations in China. During the first six months of 2009, the Company’s Asian subsidiaries repaid $50.1 million and refinanced $183.1 million of debt reducing outstanding debt balances by $52.9 million, after the impacts of currency exchange fluctuations.
During the first six months of 2008, the Company repurchased $14.0 million of its Senior Notes due in 2009 and repurchased 803,300 shares of its common stock for $13.9 million. The Company has remaining authorization to repurchase $104 million of debt and $40 million for share repurchases but the Company has temporarily suspended its debt and share repurchase programs.
During the first six months of 2008, the Company’s Cooper Kenda joint venture received $4.3 million of capital contributions from its joint venture partner.
Dividends paid on the Company’s common shares in the first six months of 2008 and 2009 were $12.4 million.
Available credit facilities — Domestically, the Company has a revolving credit facility with a consortium of six banks that provides up to $200 million based on available collateral and expires November 9, 2012. The Company also has an accounts receivable securitization facility with a $125 million limit with a September 2010 maturity. These credit facilities remain undrawn and have no significant financial covenants until available credit is less than specified amounts.
The Company’s consolidated joint ventures in Asia have annual renewable unsecured credit lines that provide up to $200 million of borrowings and do not contain financial covenants.

Available cash and contractual commitments — At June 30, 2009, the Company had cash and cash equivalents of $302 million. The Company’s additional borrowing capacity, based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at June 30, 2009, was $220 million. The additional borrowing capacity on the Asian credit lines totaled $79 million.
The Company expects capital expenditures for 2009 to be in the $100 to $110 million range of which approximately $35 million will be in consolidated entities where the Company’s ownership is at or near 50 percent.
The following table summarizes long-term debt at June 30, 2009:

Parent company
7.75% unsecured notes due December 2009	$96.9
8% unsecured notes due December 2019	173.6
7.625% unsecured notes due March 2027	116.9
Capitalized leases and other	5.1

392.5
Consolidated Subsidiaries
3.693% to 5.58% unsecured notes due in 2009	11.4
3.718% to 7.47% unsecured notes due in 2010	14.9
5.4% to 7.56% unsecured notes due in 2011	9.5
5.4% unsecured notes due in 2012	16.0

51.8

Total debt	444.3
Less current maturities	118.8

$325.5

Contingencies
Guarantees
Certain operating leases related to property and equipment used in the operations of Cooper-Standard Automotive were guaranteed by the Company. These guarantees require the Company, in the event Cooper-Standard Automotive fails to honor its commitments, to satisfy the terms of the lease agreements. As part of the sale of the automotive segment, the Company is seeking releases of those guarantees, but to date has been unable to secure releases from certain lessors. The most significant of those leases is for a U. S. manufacturing facility with a remaining term of seven years and total remaining payments of approximately $8,700. Other leases cover two facilities in the United Kingdom. These leases have remaining terms of four years and remaining payments of approximately $2,600. The Company does not believe it is presently probable that it will be called upon to make these payments. Accordingly, no accrual for these guarantees has been recorded. If information becomes known to the Company at a later date which indicates its performance under these guarantees is probable, accruals for the obligations will be required.
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
Forward-Looking Statements
This report contains what the Company believes are “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding projections, expectations or matters that the Company anticipates may happen with respect to the future performance of the industries in which the Company operates, the economies of the United States and other countries, or the performance of the Company itself, which involve uncertainty and risk. Such “forward-looking statements” are generally, though not always, preceded by words such as “anticipates,” “expects,” “believes,” “projects,” “intends,” “plans,” “estimates,” and similar terms that connote a view to the future and are not merely recitations of historical fact. Such statements are made solely on the basis of the Company’s current views and perceptions of future events, and there can be no assurance that such statements will prove to be true. It is possible that actual results may differ materially from those projections or expectations due to a variety of factors, including but not limited to:
•	changes in economic and business conditions in the world;

•	the failure to achieve expected sales levels;

•	consolidation among the Company’s competitors and customers;

•	technology advancements;

•	the failure of the Company’s suppliers to timely deliver products in accordance with contract specifications;

•	changes in interest and foreign exchange rates;

•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons;

•	the impact of reductions in the insurance program covering the principal risks to the Company, and other unanticipated events and conditions;

•	volatility in raw material and energy prices, including those of steel, petroleum-based products and natural gas and the unavailability of such raw materials or energy sources;

•	the inability to obtain and maintain price increases to offset higher production or material costs;

•	increased competitive activity including actions by larger competitors or low-cost producers;

•	the inability to recover the costs to develop and test new products and processes;

•	the risks associated with doing business outside of the United States;

•	changes in pension expense and/or funding resulting from investment performance of the Company’s pension plan assets and changes in discount rate, salary increase rate, and expected return on plan assets assumptions, or changes to related accounting regulations;

•	government regulatory initiatives, including regulations under the TREAD Act;

•	the impact of labor problems, including a strike brought against the Company or against one or more of its large customers or suppliers;

•	litigation brought against the Company including products liability;

•	an adverse change in the Company’s credit ratings, which could increase its borrowing costs and/or hamper its access to the credit markets;

•	changes to the credit markets and/or access to those markets;

•	inaccurate assumptions used in developing the Company’s strategic plan or the inability or failure to successfully implement the Company’s strategic plan including closure of the Albany, Georgia facility;

•	inability to adequately protect the Company’s intellectual property rights;

•	failure to successfully integrate acquisitions into operations or their related financings may impact liquidity and capital resources;

•	inability to use deferred tax assets

•	recently proposed changes on tariffs for certain tires imported into the United States from China, and;

•	changes in the Company’s relationship with joint venture partners.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk at June 30, 2009 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2008.
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
There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 1A. RISK FACTORS
At June 30, 2009, the Company has updated the risk factors related to the Company and its subsidiaries which follow:
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
Pricing volatility for raw materials could result in increased costs and may affect the Company’s profitability.
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
The Company may be unable to recover new product and process development and testing costs, which could increase the cost of operating its business.
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
The Company’s results could be impacted by the recently filed petition requesting the United States government take action against tires imported from China.
Recently a petition was filed by the United Steel Workers asking for action to be taken against tires imported from China. At the heart of this request was the increase in recent years in the number of tires imported from China. The United States Trade Representative is currently reviewing a recommendation that would place a 55 percent tariff in year one on imported light vehicle tires from China, year two would be 45 percent and year three 35 percent. A recommendation on this matter will be provide no later than September 2, 2009 to President Obama who then has 15 days to take action. His decision is not limited to the recommendation provided and can be modified. The Company’s ability to competitively source tires from its operations in Asia could be significantly impacted. Other effects ranging from impacts on the price of tires to responsive actions from other governments could also have significant impacts on the Company’s results.

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
Pension Funding
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
In connection with the closure of the manufacturing facility in Albany, Georgia, the Company has been engaged in discussions with the Pension Benefit Guarantee Corporation (“PBGC”) regarding the potential for additional pension funding obligations. The Company reached agreement with the PBGC during the quarter and estimates of pension funding for 2009 include amounts related to this initiative.
Retiree Medical Case
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
Accounting Standards
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
The Company has a risk due to the volatility of the capital and financial markets.
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
At June 30, 2009, the Company has $119 million of long-term debt maturing within one year, of which approximately $97 million is in the parent company, and an additional $161 million of short term notes payable in partially-owned, consolidated subsidiaries.
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
The Company may not be successful in integrating acquisitions into its operations, which could harm its results of operations and financial condition.
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
The Company may finance any future acquisitions, including those that are part of its Asian strategy, from internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. Future acquisitions may involve the expenditure of significant funds and management time. In connection with its acquisition of Cooper Chengshan, beginning January 1, 2009 and continuing through December 31, 2011, the minority interest partner has the right to sell and, if exercised, the Company has the obligation to purchase, the remaining 49 percent minority interest share at a minimum price of $62.7 million. On July 3, 2009, the Company received notification from its noncontrolling shareholder in the Cooper Chengshan entity of its intention to exercise its put option. The Company has the obligation to purchase the 14 percent share for $17.9 million. Future acquisitions may also require the Company to increase its borrowings under its bank credit facilities or other debt instruments, or to seek new sources of liquidity. Increased borrowings would correspondingly increase the Company’s financial leverage, and could result in lower credit ratings and increased future borrowing costs.
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
Although there is year-round demand for replacement tires, demand for passenger replacement tires is typically strongest during the third and fourth quarters of the year in the northern hemisphere where the majority of the Company’s business is conducted, principally due to higher demand for winter tires during the months of June through November. The seasonality of this portion of the Company’s business may affect its operating results from quarter-to-quarter.
The realizability of deferred tax assets may affect the Company’s profitability and cash flows.
A valuation allowance is required pursuant to SFAS No. 109, “Accounting for Income Taxes,” when, based upon an assessment which is largely dependent upon objectively verifiable evidence including recent operating loss history, expected reversal of existing deferred tax liabilities and tax loss carry back capacity, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the United States, the Company has recorded significant deferred tax assets, the largest of which relate to tax attribute carryforwards, products liabilities, pension and other post retirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains a $225.5 million valuation allowance for the portion of U.S. deferred tax assets exceeding deferred tax liabilities. In addition, the Company has recorded valuation allowances of $7.7 million for net deferred tax assets primarily associated with losses in foreign jurisdictions. As a result of changes in the amount of U.S and certain non-U.S. net deferred tax assets during the period the valuation allowance was increased in the second quarter 2009 by $2.4 million. The pension liability and associated deferred tax asset adjustment recorded to equity as a result of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” accounts for $141.0 million of the total valuation allowance at June 30, 2009.
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

August 6, 2009
(Date)