Form 10-Q
period 2009-09-30
COOPER TIRE & RUBBER CO
filed 2009-11-02
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐    No ☑
Number of shares of common stock of registrant outstanding
at September 30, 2009: 60,497,721

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per-share amounts)

	December 31,	September 30,
	2008	2009
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$247,672	$409,543
Accounts receivable, less allowances of $10,680 in 2008 and $11,329 in 2009	318,109	431,354
Inventories at lower of cost or market:
Finished goods	247,187	205,553
Work in process	28,234	26,305
Raw materials and supplies	144,691	79,110

	420,112	310,968

Other current assets	58,290	44,877

Total current assets	1,044,183	1,196,742
Property, plant and equipment:
Land and land improvements	33,731	33,716
Buildings	319,025	324,498
Machinery and equipment	1,627,896	1,658,749
Molds, cores and rings	273,641	244,100

	2,254,293	2,261,063
Less accumulated depreciation and amortization	1,353,019	1,383,822

Net property, plant and equipment	901,274	877,241
Goodwill	—	—
Intangibles, net of accumulated amortization of $24,096 in 2008 and $22,827 in 2009	19,902	18,884
Restricted cash	2,432	2,270
Other assets	75,105	66,297

	$2,042,896	$2,161,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$184,774	$143,612
Accounts payable	248,637	302,602
Accrued liabilities	123,771	188,434
Income taxes	1,409	3,051
Liabilities related to the sale of automotive operations	1,182	35,517
Current portion of long-term debt	147,761	107,481

Total current liabilities	707,534	780,697

Long-term debt	325,749	329,943
Postretirement benefits other than pensions	236,025	247,577
Pension benefits	268,773	222,289
Other long-term liabilities	115,803	138,674
Long-term liabilities related to the sale of automotive operations	8,046	9,008
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 86,322,514 shares issued in 2008 and 87,850,292 in 2009	86,323	87,850
Capital in excess of par value	43,764	67,262
Retained earnings	1,106,344	1,100,330
Cumulative other comprehensive loss	(450,079)	(433,277)

	786,352	822,165

Less: 27,411,564 common shares in treasury in 2008 and 27,352,571 in 2009, at cost	(492,236)	(491,051)

Total parent stockholders’ equity	294,116	331,114
Noncontrolling shareholders’ interests in consolidated subsidiaries	86,850	102,132

Total stockholders’ equity	380,966	433,246

	$2,042,896	$2,161,434

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2009
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2008	2009
Net sales	$793,751	$802,794
Cost of products sold	793,888	662,277

Gross profit (loss)	(137)	140,517
Selling, general and administrative	46,878	56,444
Restructuring	—	13,385

Operating profit (loss)	(47,015)	70,688

Interest expense	(12,821)	(11,440)
Interest income	3,902	2,259
Debt extinguishment	(10)	-
Other — net	(1,244)	(1,047)

Income (loss) from continuing operations before income taxes	(57,188)	60,460

Income tax benefit (expense)	2,318	(2,628)

Income (loss) from continuing operations	(54,870)	57,832

Loss from discontinued operations, net of income taxes	(133)	(337)

Net income (loss)	(55,003)	57,495
Net income attributable to noncontrolling shareholders’ interests	378	10,664

Net income (loss) attributable to Cooper Tire & Rubber Company	$(55,381)	$46,831

Basic earnings (loss) per share:
Income (loss) from continuing operations attributable to Cooper Tire & Rubber Company	$(0.94)	$0.79
Loss from discontinued operations	(0.00)	(0.01)

Net income (loss) attributable to Cooper Tire & Rubber Company	$(0.94)	$0.79 *

Diluted earnings (loss) per share:
Income (loss) from continuing operations attributable to Cooper Tire & Rubber Company	$(0.94)	$0.77
Loss from discontinued operations	(0.00)	(0.01)

Net income (loss) attributable to Cooper Tire & Rubber Company	$(0.94)	$0.77 *

Weighted average number of shares outstanding (000s):
Basic	58,903	59,331

Diluted	58,903	61,050

Dividends per share	$0.105	$0.105

*	Amounts do not add due to rounding
See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2009
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2008	2009
Net sales	$2,245,979	$2,005,931
Cost of products sold	2,160,049	1,714,685

Gross profit	85,930	291,246

Selling, general and administrative	138,808	151,828
Restructuring	—	36,446
Settlement of retiree medical case	—	7,050

Operating profit (loss)	(52,878)	95,922

Interest expense	(37,041)	(36,192)
Interest income	11,294	4,739
Debt extinguishment	(593)	—
Dividend from unconsolidated subsidiary	1,943	—
Other — net	2,274	1,025

Income (loss) from continuing operations before income taxes	(75,001)	65,494

Income tax benefit	1,947	178

Income (loss) from continuing operations	(73,054)	65,672

Income (loss) from discontinued operations, net of income taxes	80	(37,786)

Net income (loss)	(72,974)	27,886
Net income attrubutable to noncontrolling shareholders’ interests	2,952	15,282

Net income (loss) attributable to Cooper Tire & Rubber Company	$(75,926)	$12,604

Basic earnings (loss) per share:
Income (loss) from continuing operations attributable to Cooper Tire & Rubber Company	$(1.29)	$0.85
Income (loss) from discontinued operations	0.00	(0.64)

Net income (loss) attributable to Cooper Tire & Rubber Company	$(1.28)*	$0.21

Diluted earnings (loss) per share:
Income (loss) from continuing operations attributable to Cooper Tire & Rubber Company	$(1.29)	$0.84
Income (loss) from discontinued operations	0.00	(0.63)

Net income (loss) attributable to Cooper Tire & Rubber Company	$(1.28)*	$0.21

Weighted average number of shares outstanding (000s):
Basic	59,094	59,078

Diluted	59,094	60,095

Dividends per share	$0.315	$0.315

*	Amounts do not add due to rounding
See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2009
(UNAUDITED)
(Dollar amounts in thousands)

	2008	2009
Operating activities:
Net income (loss)	$(72,974)	$27,886
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operations:
Loss (income) from discontinued operations, net of income taxes	(80)	37,786
Depreciation	103,887	90,968
Amortization	3,635	1,645
Deferred income taxes	2,066	(1,524)
Stock based compensation	3,407	3,752
Change in LIFO inventory reserve	97,811	(117,874)
Amortization of unrecognized postretirement benefits	9,692	25,843
Loss (gain) on sale of assets	2,039	248
Debt extinguishment costs	593	—
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(56,691)	(108,170)
Inventories	(293,367)	230,999
Other current assets	(19,728)	12,539
Accounts payable	61,416	52,079
Accrued liabilities	13,554	60,042
Other items	(10,559)	9,734

Net cash provided by (used in) continuing operations	(155,299)	325,953
Net cash used in discontinued operations	(1,274)	(2,489)

Net cash provided by (used in) operating activities	(156,573)	323,464

Investing activities:
Property, plant and equipment	(100,592)	(63,978)
Proceeds from sale of Kumho investment	106,950	—
Proceeds from sale of available-for-sale debt securities	49,765	—
Investments in unconsolidated subsidiary	(25,528)	(659)
Acquisition of business, deferred payment	(5,956)	—
Proceeds from the sale of assets	6,272	1,159

Net cash provided by (used in) investing activities	30,911	(63,478)

Financing activities:
Issuance of (payments on) short-term debt	86,846	(39,607)
Payments on long-term debt	(14,300)	(36,086)
Premium paid on debt repurchases	(552)	—
Contributions of joint venture partner	4,250	—
Purchase of treasury shares	(13,853)	—
Payment of dividends	(18,588)	(18,573)
Issuance of common shares and excess tax benefits on option exercises	297	84

Net cash provided by (used in) financing activities	44,100	(94,182)

Effects of exchange rate changes on cash of continuing operations	(350)	(3,933)

Changes in cash and cash equivalents	(81,912)	161,871

Cash and cash equivalents at beginning of year	345,947	247,672

Cash and cash equivalents at end of period	$264,035	$409,543

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per-share amounts)
1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. There is a year-round demand for the Company’s passenger and truck replacement tires, but passenger replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November. Operating results for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as updated by the Company’s current report on Form 8-K filed August 7, 2009.

Principles of consolidation — The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Acquired businesses are included in the consolidated financial statements from the dates of acquisition. All intercompany accounts and transactions have been eliminated.

The equity method of accounting is followed for investments in 20 percent to 50 percent owned companies. The Company’s investment in the Mexican tire manufacturing facility represents an approximate 38 percent ownership interest.

The cost method is followed in those situations where the Company’s ownership is less than 20 percent and the Company does not have the ability to exercise significant influence over the affiliate.

The Company has entered into a joint venture with Kenda Tire Company to construct and operate a tire manufacturing facility in China which was completed and began production in 2007. Under the current agreement, until May 2012, all of the tires produced by this joint venture are required to be exported and sold by Cooper Tire & Rubber Company and its affiliates. The Company has also entered into a joint venture with Nemet International to market and distribute Cooper, Pneustone and associated brand tires in Mexico. At December 31, 2008, the Company has subordinated debt to the joint venture. The Company has determined that each of these entities is a Variable Interest Entity (VIE) and it is the primary beneficiary. As such, the Company has included their assets, liabilities and operating results in its consolidated financial statements. The Company has recorded the interest related to the joint venture partners’ ownership in noncontrolling shareholders’ interests in consolidated subsidiaries. The following table summarizes the balance sheets of these variable interest entities at December 31:

	December 31,	September 30,
	2008	2009
Assets
Cash and cash equivalents	$4,911	$11,465
Accounts receivable	11,607	10,324
Inventories	28,080	20,199
Prepaid expenses	3,221	5,087

Total current assets	47,819	47,075
Net property, plant and equipment	134,639	141,349
Intangibles and other assets	14,247	11,767

Total assets	$196,705	$200,191

Liabilities and stockholders’ equity
Notes payable	$69,430	$78,841
Accounts payable	8,478	13,607
Accrued liabilities	120	466
Current portion of long-term debt	11,428	10,520

Current liabilities	89,456	103,434
Long-term debt	10,500	—
Stockholders’ equity	96,749	96,757

Total liabilities and stockholders’ equity	$196,705	$200,191

On January 1, 2009, the Company adopted the guidance of ASC 810-10 (SFAS No. 160) related to the reporting of noncontrolling interests in the consolidated statement of operations and the consolidated balance sheet. Certain amounts for the prior year have been reclassified to conform to 2009 presentations. On the Consolidated Statements of Operations, the 2009 caption “Net income (loss) attributable to Cooper Tire & Rubber Company” is comparable to the caption “Net income (loss)” used in prior years.

The Company has evaluated subsequent events for recognition or disclosure through the time it filed this Form 10-Q with the Securities and Exchange Commission on November 2, 2009.

2.	Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. Exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations are offset by the change in values of the fair value foreign currency hedges. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish kronar, Mexican peso and Chinese yuan generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2008 and September 30, 2009 was $178,100 and $191,400, respectively. The counterparties to each of these agreements are major commercial banks. Management believes that the probability of losses related to credit risk on investments classified as cash and cash equivalents is unlikely.

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

Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately $849 and $(4,529) as of December 31, 2008 and September 30, 2009, respectively) are recorded as a separate component of stockholders’ equity in the accompanying consolidated balance sheets and reclassified into earnings as the hedged transaction affects earnings.

The Company assesses hedge ineffectiveness quarterly using the hypothetical derivative methodology. In doing so, the Company monitors the actual and forecasted foreign currency sales and purchases versus the amounts hedged to identify any hedge ineffectiveness. Any hedge ineffectiveness is recorded as an adjustment in the accompanying consolidated financial statements of operations in the period in which the ineffectiveness occurs The Company also performs regression analysis comparing the change in value of the hedging contracts versus the underlying foreign currency sales and purchases, which confirms a high correlation and hedge effectiveness.

The following table presents the location and amounts of derivative instrument fair values in the Consolidated Balance Sheet:

(assets)/liabilities	December 31, 2008		September 30, 2009

Derivatives designated as hedging instruments	Accrued liabilities	$(1,058)	Accrued liabilities	$4,715

Derivatives not designated as hedging instruments	Accrued liabilities	$(194)	Accrued liabilities	$740
The following table presents the location and amount of gains and losses on derivative instruments in the consolidated statement of operations:

	Amount of Gain (Loss)		Amount of Gain (Loss)
	Recognized in Other		Reclassified from Cumulative		Amount of Gain (Loss)
	Comprehensive Income on		Other Comprehensive Loss		Recognized in Other - net on
	Derivative (Effective Portion)		into Net Sales (Effective Portion)		Derivative (Ineffective Portion)
Derivatives	Three	Nine	Three	Nine	Three	Nine
Designated as	Months	Months	Months	Months	Months	Months
Cash Flow	Ended	Ended	Ended	Ended	Ended	Ended
Hedges	Sept. 30, 2009	Sept. 30, 2009	Sept. 30, 2009	Sept. 30, 2009	Sept. 30, 2009	Sept. 30, 2009
Foreign exchange contracts	$(2,183)	$(6,838)	$641	$(1,460)	$(242)	$(530)

		Amount of Gain (Loss) Recognized
	Location of	in Income on Derivatives
	Gain (Loss)	Three	Nine
Derivatives not	Recognized	Months	Months
Designated as	in Income on	Ended	Ended
Hedging Instruments	Derivatives	Sept. 30, 2009	Sept. 30, 2009
Foreign exchange contracts	Other - net	$129	$(800)

Interest swap contracts	Interest expense	$(142)	$1,855

		$(13)	$1,055

For effective designated foreign exchange hedges, the Company reclassifies the gain (loss) from Other Comprehensive Income into Net sales and the ineffective portion is recorded directly into Other — net.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008:

		Quoted Prices	Significant
	Total	in Active Markets	Other	Significant
	Derivative	for Identical	Observable	Unobservable
	(Assets)	Assets	Inputs	Inputs
Derivative Contracts	Liabilities	Level (1)	Level (2)	Level (3)
September 30, 2009	$5,455		$5,455

December 31, 2008	$(1,252)		$(1,252)
The fair value of the Company’s debt is computed using discounted cash flow analyses based on the Company’s estimated current incremental borrowing rates. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2008		September 30, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$247,672	$247,672	$409,543	$409,543
Notes payable	(184,774)	(184,774)	(143,612)	(143,612)
Current portion of long-term debt	(147,761)	(142,161)	(107,481)	(107,081)
Long-term debt	(325,749)	(158,949)	(329,943)	(291,043)
Derivative financial instruments	1,252	1,252	(5,455)	(5,455)
3.	The following table details information on the Company’s operating segments.

	Three months ended September 30		Nine months ended September 30
	2008	2009	2008	2009
Revenues:
North American Tire	$586,188	$573,886	$1,631,373	$1,440,536
International Tire	284,684	296,841	799,431	720,235
Eliminations	(77,121)	(67,933)	(184,825)	(154,840)

Net sales	$793,751	$802,794	$2,245,979	$2,005,931

Segment profit (loss):
North American Tire	$(51,165)	$47,618	$(64,927)	$71,949
International Tire	7,231	29,902	20,085	46,285
Eliminations	396	(520)	113	(1,579)
Unallocated corporate charges	(3,477)	(6,312)	(8,149)	(20,733)

Operating profit (loss)	(47,015)	70,688	(52,878)	95,922
Interest expense	(12,821)	(11,440)	(37,041)	(36,192)
Interest income	3,902	2,259	11,294	4,739
Debt extinguishment	(10)	—	(593)	—
Dividend from unconsolidated subsidiary	—	—	1,943	—
Other — net	(1,244)	(1,047)	2,274	1,025

Income (loss) from continuing operations before income taxes and noncontrolling shareholders’ interests	$(57,188)	$60,460	$(75,001)	$65,494

4.	At December 31, 2008, approximately 33 percent of the Company’s inventories had been valued under the LIFO method. With the decrease in inventory and lower raw material costs in the Company’s operations in China, approximately 58 percent of the Company’s inventories at September 30, 2009 have been valued under the LIFO method. The remaining inventories have been valued under the FIFO method or average cost method. All inventories are stated at the lower of cost or market.

Under the LIFO method, inventories have been reduced by approximately $221,854 and $103,980 at December 31, 2008 and September 30, 2009, respectively, from current cost which would be reported under the first-in, first-out method.

5.	The following table discloses the amount of stock based compensation expense for the three-month and nine-month periods ended September 30, 2008 and 2009 relating to continuing operations:

	Stock Based Compensation
	Three months ended September 30		Nine months ended September 30
	2008	2009	2008	2009
Stock options	$86	$287	$265	$657
Restricted stock units	447	434	1,533	1,214
Performance based units	228	697	1,609	1,881

Total stock based compensation	$761	$1,418	$3,407	$3,752

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

The following table provides details of the restricted stock unit activity for the nine months ended September 30, 2009:

Restricted stock units outstanding at January 1, 2009	403,637

Restricted stock units granted	42,473
Accrued dividend equivalents	16,147
Restricted stock units settled	(40,564)
Restricted stock units cancelled	(3,729)

Restricted stock units outstanding at September 30, 2009	417,964

6.	The following tables disclose the amount of net periodic benefit costs for the three-month and nine-month periods ended September 30, 2008 and 2009 for the Company’s defined benefit plans and other postretirement benefits relating to continuing operations:

	Pension Benefits
	Three months ended September 30		Nine months ended September 30
	2008	2009	2008	2009
Components of net periodicbenefit cost:
Service cost	$5,293	$806	$16,344	$7,332
Interest cost	15,053	14,378	47,601	43,603
Expected return on plan assets	(19,156)	(14,095)	(60,183)	(41,674)
Amortization of prior service cost	104	(270)	356	(803)
Recognized actuarial loss	2,828	12,002	8,670	26,877

Net periodic benefit cost	$4,122	$12,821	$12,788	$35,335

	Other Postretirement Benefits
	Three months ended September 30		Nine months ended September 30
	2008	2009	2008	2009
Components of net periodicbenefit cost:
Service cost	$1,244	$828	$3,731	$2,728
Interest cost	3,871	3,501	11,617	10,901
Amortization of prior service cost	(77)	(80)	(231)	(230)
Recognized actuarial loss (gain)	300	(150)	898	—

Net periodic benefit cost	$5,338	$4,099	$16,015	$13,399

Recognized actuarial loss of pension costs in 2009 has been increased by $1,102 and $3,915 for the nine and three-month periods, respectively, due to recognition of settlement losses partially offset by curtailment gains attributable to the Albany, Georgia plant closure which have been recorded within restructuring expense.
On April 9, 2009, the Company announced pension benefits in the Spectrum (salaried employees) Plan would be frozen effective July 1, 2009. The impact of the pension freeze is estimated to be a reduction in pension expense for 2009 of $7,800, of which $3,900 has been recognized in the third quarter. In the second quarter, the Company recognized a pension curtailment gain of $10,100 related to the announced Spectrum Plan benefit freeze which was credited to cost of good sold ($8,000) and corporate selling, general and administrative expenses ($2,100) and is not reflected in the above table. Also effective July 1, 2009, the Company has instituted an enhanced matching feature in the Spectrum 401(K) plan at an estimated cost for 2009 of $2,800, of which $1,200 was recorded in the third quarter.

In the third quarter of 2009, the Company contributed $22,000 of its common stock to its domestic retirement trust and thereby completed its minimum domestic plan funding requirements for 2009.

During 2009, the Company plans global pension funding of between $50,000 and $55,000 of which $43,000 relates to its domestic plans where the funding requirements were completed as of September 30, 2009.
7.	On an annual basis, disclosure of comprehensive income (loss) is incorporated into the Statement of Shareholders’ Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, unrealized gains or losses on certain marketable securities and derivative instruments and minimum pension liability adjustments.

The Company’s comprehensive income (loss) is as follows:

	Three months ended September 30		Nine months ended September 30
	2008	2009	2008	2009
Net income (loss) attributable to Cooper Tire & Rubber Company	$(55,381)	$46,831	$(75,926)	$12,604
Other comprehensive income (loss):
Currency translation adjustments	(12,238)	(2,013)	2,935	8,962
Unrealized net gains (losses) on derivative instruments and marketable securities, net of tax	6,203	(2,273)	4,203	(6,886)
Unrecognized postretirement benefit plans, net of tax	6,384	13,225	12,477	14,725

Comprehensive income (loss) attributable to Cooper Tire & Rubber Company	(55,032)	55,770	(56,311)	29,405
Net and comprehensive income attributable to noncontrolling shareholders’ interests	378	10,664	2,952	15,282

Total comprehensive income (loss)	$(55,032)	$55,770	$(56,311)	$29,405

8.	During the third quarter of 2009, the Company recorded restructuring expenses associated with three initiatives described below.

Albany manufacturing facility closure

The Albany manufacturing closure, announced December 17, 2008, is resulting in a workforce reduction of approximately 1,400 people and charges of between $120,000 and $145,000 for restructuring expense and asset impairment.

The Company recorded $12,337 of net restructuring expense associated with this initiative during the third quarter of 2009. The Company recorded $9,055 of equipment relocation and other costs this period. The Company also recorded $5,741 of employee related costs. Included in employee related costs are severance costs of $755 and $3,915 of settlement losses partially offset by curtailment gains related to pension benefits. During the third quarter, the Company received $2,459 in government grants partially offsetting these restructuring costs.

During the first nine months of 2009, the Company has recorded $34,654 of net restructuring expense related to the Albany closure. The Company has recorded $20,277 of equipment relocation and other costs during the first nine months of 2009. The Company also recorded $17,037 of employee related costs. Included in employee related costs are severance costs of $13,306 and $1,102 of settlement losses partially offset by curtailment gains related to pension benefits. The Company has received $2,660 in government grant receipts through the first nine months of 2009. Through September 30, 2009, the Company has recorded $113,298 of restructuring costs associated with this initiative partially offset by $2,660 of government grant receipts.

At December 31, 2008, the accrued severance balance was $429 and the severance costs recorded during the first nine months of 2009 increased the balance to $13,735. During the first nine months, the Company made $9,106 of severance payments resulting in an accrued severance balance at September 30, 2009 of $4,629. The severance charges recorded represent the Company’s best estimate of future amounts to be paid and approximate fair value.

Distribution center closures

During 2009, the Company also recorded restructuring expenses associated with the closure of two distribution centers. The closure of the Dayton, New Jersey distribution center during 2008 impacted nine people at a total cost of $464, of which $46 was recorded in the first quarter of 2009.

In June 2009, the Company announced the planned closure of its Moraine, Ohio distribution center. This initiative is expected to cost between $1,900 and $2,300. This amount includes personnel related costs of $1,100 and equipment related costs between $800 and $1,200. This initiative is expected to be completed by the end of the fourth quarter 2009 and will impact approximately 60 people. During the third quarter, the Company recorded $666 of employee related costs and $381 of equipment related costs. For the nine months ended September 30, 2009, the Company has recorded $960 of employee related costs and $381 of equipment related costs.

The Company has recorded $900 of severance costs related to the closure of the Moraine distribution center and has made severance payments totaling $278, leaving an accrual balance of $622 at September 30, 2009. The severance charges recorded represent the Company’s best estimate of future amounts to be paid and approximate fair value.

European headcount reduction

In Cooper Tire Europe, a restructuring program to reduce headcount to align with production volume requirements was initiated during the second quarter of 2009. This initiative resulted in the elimination of 45 positions and was completed early in the third quarter. The Company recorded $405 of severance cost related to this initiative and all severance amounts have been paid.
9.	The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population, and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities for 2008 and 2009:

	2008	2009
Reserve at January 1	$16,510	$18,244
Additions	17,506	14,757
Payments	(13,828)	(11,949)

Reserve at September 30	$20,188	$21,052

10.	The Company is a defendant in various products liability claims brought in numerous jurisdictions in which individuals seek damages resulting from automobile accidents allegedly caused by defective tires manufactured by the Company. Each of the products liability claims faced by the Company generally involve different types of tires, models and lines, different circumstances surrounding the accident such as different applications, vehicles, speeds, road conditions, weather conditions, driver error, tire repair and maintenance practices, service life conditions, as well as different jurisdictions and different injuries. In addition, in many of the Company’s products liability lawsuits the plaintiff alleges that his or her harm was caused by one or more co-defendants who acted independently of the Company. Accordingly, both the claims asserted and the resolutions of those claims have an enormous amount of variability. The aggregate amount of damages asserted at any point in time is not determinable since often times when claims are filed, the plaintiffs do not specify the amount of damages. Even when there is an amount alleged, at times the amount is wildly inflated and has no rational basis.

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

The Company determines its reserves using the number of incidents expected during a year. During the third quarter of 2009, the Company increased its products liability reserve by $14,766. The addition of another quarter of self-insured incidents accounted for $9,578 of this increase and amounts on existing reserves increased by $5,188.

During the first nine months of 2009, the Company increased its products liability reserve by $43,545. The addition of another nine months of self-insured incidents accounted for $28,566 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims, which increased the reserve by $1,788. Finally, amounts on existing reserves increased by $13,191.

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

The Company paid $4,260 during the third quarter of 2009 to resolve cases and claims and has paid $21,320 through the first nine months of 2009. The Company’s products liability reserve balance at December 31, 2008 totaled $123,632 (current portion of $28,737) and the balance at September 30, 2009 totaled $145,857 (current portion of $30,737).
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

For the three-month periods ended September 30, 2008 and 2009, products liability expenses totaled $14,934 and $20,968, respectively, and include recoveries of legal fees of $735 and $427 in the periods ended September 30, 2008 and 2009, respectively. For the nine-month periods ended September 30, 2008 and 2009, products liability expenses totaled $60,759 and $61,888, respectively, and include recoveries of legal fees of $4,903 and $2,368 in the periods ended September 30, 2008 and 2009, respectively. Policies applicable to claims occurring on April 1, 2003 and thereafter do not provide for recovery of legal fees.

11.	For the quarter ended September 30, 2009, the Company recorded an income tax expense for continuing operations of $2,628 which includes a tax benefit for discrete items of $1,212 relating primarily to the release of reserves resulting from the expiration of statutes of limitations during the quarter. The effective tax rate for the quarter and nine month period ended September 30, 2009 for continuing operations is 6.4 percent and -0.9 percent, respectively, exclusive of discrete items, using forecasted jurisdictional annual effective rates. For comparable periods in 2008, the effective tax rate for continuing operations, exclusive of discrete items, was -1.5 percent and -0.8 percent, respectively, using a forecasted jurisdictional annual effective tax rates. The change in the effective tax rate, exclusive of discrete items, relates primarily to the improvement in earnings, a “specified liability loss” carry back, and the mix of earnings or loss by jurisdiction as compared to 2008.

The Company maintains a valuation allowance on its net U.S. and certain non-U.S. deferred tax asset positions. The valuation allowance will be maintained as long as it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the U.S., the Company has recorded significant deferred tax assets, the largest of which relate to products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains a $221,607 valuation allowance for the portion of U.S. deferred tax assets exceeding its U.S. deferred tax liabilities. In addition, the Company has recorded valuation allowances of $7,992 for deferred tax assets associated with losses in foreign jurisdictions.

The Company maintains a liability for unrecognized tax benefits for permanent and temporary book/tax differences for continuing operations. At September 30, 2009, the Company’s liability, exclusive of interest, totals approximately $9,684. The Company accrued a net interest benefit for the quarter of $169 and net interest expense of $204 for the nine month period for uncertain tax positions. These have been recorded as discrete items in its tax provision.

At September 30, 2009, the Company has approximately $23,374 of primarily U.S. cash tax refunds receivable. It is anticipated that these receivables will be collected after 2009.

In 2003 the Company initiated bilateral Advance Pricing Agreement (“APA”) negotiations with the Canadian and U.S. governments to change its intercompany transfer pricing process between a formerly owned subsidiary, Cooper-Standard Automotive, Inc., and its Canadian affiliate. In 2009 the governments executed “mutual agreement” letters to settle the APA for periods 2000-2007. Under terms of the 2004 sale agreement for the subsidiary, the Company is responsible for all tax obligations and is entitled to receive all tax refunds for periods relating to its period of ownership ending December 23, 2004. The resulting cash impact to the Company of the above settlement consists of a refund of taxes paid in Canada, net of various offsets, of approximately $69,000 and a tax obligation in the U.S. of approximately $35,000. The net impact would be a gain of approximately $34,000. The Company’s U.S. tax obligation has been revised to incorporate the terms of the settlement. Under the terms of the sale agreement, the Company is entitled to the prompt remittance of all refunds of taxes imposed on the former Canadian affiliate relating to a pre-closing tax period. In the second quarter of 2009, the Company recorded a net charge of $35,000 to discontinued operations for the estimated U.S. tax obligation relating to the settlement. On July 27, 2009, the Canadian affiliate received a substantial portion of the anticipated refund. However, the refund was not remitted to the Company and on August 3, 2009, Cooper-Standard Holdings Inc., the company that acquired the former subsidiary, and its U.S. affiliates filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code and the Canadian affiliate filed for bankruptcy protection in Canada on August 4, 2009. The Company is pursuing all options to recover the tax refunds to which it is entitled under the sale agreement and has filed adversary proceedings in the Delaware Bankruptcy Court against Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., and its Canadian affiliate. Based upon these facts, the Company does not believe the criteria for recognition of the receivable of the taxes paid during the Company’s ownership has been met and will not record a receivable until the certainty of realization is assured.

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

On April 18, 2006, a group of the Company’s union retirees and surviving spouses filed a lawsuit in the U.S. District Court for the Northern District of Ohio on behalf of a purported class claiming that the Company was not entitled to impose any contribution requirement pursuant to the letter agreements and that Plaintiffs were promised lifetime benefits, at no cost, after retirement under the terms of the union-Company negotiated Pension and Insurance Agreements in effect at the time that they retired.

On May 13, 2008, in the case of Cates, et al v. Cooper Tire & Rubber Company, the United States District Court for the Northern District of Ohio entered an order holding that a series of pension and insurance agreements negotiated by the Company and its various union locals over the years conferred vested lifetime health care benefits upon certain Company hourly retirees. The Court further held that these benefits were not subject to the caps on the Company’s annual contributions for retiree health care benefits that the Company had negotiated with the union locals. Subsequent to that order, the Court granted the Plaintiffs’ motion for class certification. The Company initiated the process of pursuing an appeal of the order to the Sixth Circuit Court of Appeals, while simultaneously reviewing other means of satisfactorily resolving the case through settlement discussions. As a result of the settlement discussions and in an attempt to resolve the claims relating to health care benefits for the Company’s hourly union-represented retirees, a related lawsuit, Johnson, et al v. Cooper Tire & Rubber Company, was filed on February 3, 2009, with the Court on behalf of a different, smaller group of hourly union-represented retirees. The second case was stayed pending the parties’ settlement discussions.

In April, 2009, the parties negotiated a tentative agreement intended to resolve all related claims for these matters. Pursuant to the Court’s order, the parties submitted a proposed settlement agreement for approval. The proposed settlement agreement, which is subject to Court approvals, provides for 1) a cash payment of $7.05 million to the Plaintiffs for reimbursement of costs; and 2) modification to the Company’s approach and costs of providing future health care to specified current retiree groups which will result in an amendment to the Company’s retiree medical plan.

Notices of the proposed settlement agreement were sent to class members on October 13, 2009. Objections by class members to the proposed settlement agreement must be filed with the Court no later than December 10, 2009. The Court will hold a Fairness Hearing, set for February 2, 2010 to consider whether the settlement is fair, reasonable and adequate.

While the proposed settlement agreement could be modified before it becomes effective and the related cases are concluded, the Company believes it is probable that the related costs of resolving these cases will be close to the amounts in the proposed settlement agreement and, accordingly, has recorded $7.05 million of expense during the first quarter relating to the specified payments. The estimated present value of costs related to the plan amendment is expected to be approximately $7.7 million which has been reflected as an increase in the accrual for Other Post-employment Benefits with an offset to the Accumulated Other Comprehensive Income component of Shareholders’ Equity and will be amortized as a charge to operations over the remaining life expectancy of the affected plan participants beginning with the effective date of the changes.

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

During the third quarter, Cooper-Standard Holdings Inc., the company that acquired Cooper-Standard Automotive, and its United States and Canadian affiliates filed for bankruptcy protection. The Company does not believe it is presently probable that it will be called upon to make payments on any of the leases. Accordingly, no accrual for these guarantees has been recorded. If information becomes known to the Company at a later date which indicates its future performance under these guarantees is probable, accruals for the obligations will be required.

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

Consolidated Results of Operations

(Dollar amounts in millions except per share amounts)	Three months ended September 30			Nine months ended September 30
	2008	Change	2009	2008	Change	2009
Revenues:
North American Tire	$586.2	-2.1%	$573.9	$1,631.4	-11.7%	$1,440.6
International Tire	284.7	4.3%	296.8	799.4	-9.9%	720.2
Eliminations	(77.1)	-11.9%	(67.9)	(184.8)	-16.2%	(154.9)

Net sales	$793.8	1.1%	$802.8	$2,246.0	-10.7%	$2,005.9

Segment profit (loss):
North American Tire	$(51.1)	n/m	$47.6	$(64.9)	n/m	$71.9
International Tire	7.2	n/m	29.9	20.1	n/m	46.3
Eliminations	0.4	n/m	(0.5)	0.1	n/m	(1.6)
Unallocated corporate charges	(3.5)	80.0%	(6.3)	(8.2)	n/m	(20.7)

Operating profit (loss)	(47.0)	n/m	70.7	(52.9)	n/m	95.9
Interest expense	(12.8)	-10.9%	(11.4)	(37.0)	-2.2%	(36.2)
Debt extinguishment costs	—	n/m	—	(0.6)	n/m	—
Interest income	3.9	-43.6%	2.2	11.3	-57.5%	4.8
Dividend from unconsolidated subsidiary	—		—	1.9	n/m	—
Other — net	(1.2)	-8.3%	(1.1)	2.3	-56.5%	1.0

Income (loss) from continuing operations before income taxes	(57.1)		60.4	(75.0)		65.5

Income tax benefit (expense)	2.3		(2.6)	1.9		0.2

Income (loss) from continuing operations	(54.8)		57.8	(73.1)	—	65.7

Income (loss) from discontinued operations, net of income taxes	(0.2)		(0.3)	0.1		(37.8)
Noncontrolling shareholders’ interests	(0.4)		(10.7)	(2.9)		(15.3)

Net income (loss) attributable to Cooper Tire & Rubber Company	$(55.4)		$46.8	$(75.9)		$12.6

Basic earnings (loss) per share	$(0.94)		$0.79	$(1.29)		$0.85

Diluted earnings (loss) per share	$(0.94)		$0.77	$(1.29)		$0.84

Consolidated net sales for the three-month period ended September 30, 2009 were $9.0 million higher than the comparable period one year ago. The increase in net sales for the third quarter of 2009 compared to the third quarter of 2008 was primarily the result of higher unit volumes in both the North American Tire Operations and International Tire Operations segments. Net sales for the quarter were negatively impacted by reduced pricing and mix in both segments.
Operating profit in the third quarter of 2009 increased by $117.7 million from the third quarter of 2008. The favorable impacts of lower raw material costs, higher sales volumes and improved manufacturing operations were offset by declining pricing and mix in both the North American and International Tire Operations segments, in addition to increases in selling, general and administrative costs driven by increased incentive compensation for significantly better performance and restructuring initiatives in the North American Tire Operations segment.
Consolidated net sales for the nine-month period ended September 30, 2009 were $240.1 million lower than the comparable period one year ago. The decrease in net sales for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily the result of lower unit volumes in the North American Tire Operations segment, reduced pricing and mix in the International Tire Operations segment and unfavorable foreign currency exchange rate changes. This decrease was partially offset during the period with a favorable impact to pricing and mix in the North American Tire Operations segment.
Operating profit in the first nine months of 2009 increased by $148.8 million from the first nine months of 2008. The favorable impacts of lower raw material costs and improved manufacturing operations were offset by lower unit volumes in the North American Tire Operations segment, reduced pricing and mix in both segments, production curtailment costs, higher incentive-related compensation expense and restructuring initiatives primarily in the North American Tire segment.
After experiencing record high costs for raw materials in the second half of 2008, the Company’s nine-month period ended September 30, 2009 reflects significantly lower costs of certain of its principal raw materials. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based and the recent decreases in those materials and natural rubber were the most significant drivers of lower raw material costs during the third quarter of 2009, which were down $184.1 million from the third quarter of 2008 and down $288.2 million for the nine-month period ended September 30, 2009.
The Company strives to assure raw material supply and to obtain the most favorable pricing. For natural rubber and natural gas, procurement is managed by the buying forward of production requirements and utilizing the spot market when advantageous. For other principal materials, procurement arrangements include supply agreements that may contain formula-based pricing based on commodity indices, multi-year agreements or spot purchase contracts. These arrangements are typically used to assure adequate quantities of raw materials are available for production. They can also be used by the Company to address expectations of increasing raw material costs thereby reducing volatility of price.
Products liability expenses totaled $21.0 million and $14.9 million in the third quarter of 2009 and 2008, respectively, and included recoveries of legal fees of $0.4 million and $0.7 million in the third quarter of 2009 and 2008, respectively. Products liability expenses totaled $61.9 million and $60.8 million in the first nine months of 2009 and 2008, respectively, and included recoveries of legal fees of $2.4 million and $4.9 million in the first nine months of 2009 and 2008, respectively. Insurance policies applicable to claims occurring on April 1, 2003, and thereafter, do not provide for recovery of legal fees. Additional information related to the Company’s accounting for products liability costs appears in the Notes to Consolidated Financial Statements.
Selling, general and administrative expenses were $56.4 million in the third quarter of 2009 (7.0 percent of net sales) and $46.9 million in the third quarter of 2008 (5.9 percent of net sales). This increase was due primarily to higher incentive based compensation and increases in the accruals for stock-based liabilities. For the nine-month period ended September 30, 2009, selling, general and administrative expenses were $151.8 million (7.6 percent of net sales) compared to $138.8 million (6.2 percent of net sales) for the comparable period of 2008. This increase was due to the same reasons cited for the quarter increase.
During the third quarter and first nine months of 2009, the Company recorded restructuring charges of $13.4 million and $36.4 million, respectively, related to the initiatives described in the Notes to Consolidated Financial Statements.
As discussed in the Notes to the Consolidated Financial Statements, the Company recorded a $7.1 million charge during the first quarter related to the agreement reached in the Cates retiree medical case.
Interest expense decreased $1.4 million in the third quarter of 2009 from the third quarter of 2008 due to lower debt levels primarily in China. Interest income decreased $1.6 million and $6.6 million in the third quarter and first nine months of 2009, respectively, from comparable periods of 2008 as a result of lower interest rates.
The Company recorded dividend income from its investment in Kumho Tire Co., Inc. in 2008. The Company sold this investment in the third quarter of 2008.
For the quarter ended September 30, 2009, the Company recorded an income tax expense for continuing operations of $2.6 million which includes a tax benefit for discrete items of $1.2 million relating primarily to the release of reserves resulting from the expiration of statutes of limitations during the quarter. The effective tax rate for the quarter and nine month period ended September 30, 2009 for continuing operations is 6.4 percent and -0.9 percent, respectively, exclusive of discrete items, using forecasted jurisdictional annual effective rates. For comparable periods in 2008, the effective tax rate for continuing operations, exclusive of discrete items, was -1.5 percent and -0.8 percent, respectively, using a forecasted jurisdictional annual effective tax rates. The change in the tax rate, exclusive of discrete items, relates primarily to the improvement in earnings, a “specified liability loss” carry back, and the mix of earnings or loss by jurisdiction as compared to 2008.
The Company maintains a valuation allowance on its net U.S. and certain non-U.S. deferred tax asset positions. The valuation allowance will be maintained as long as it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the U.S., the Company has recorded significant deferred tax assets, the largest of which relate to products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains a $221.6 million valuation allowance for the portion of U.S. deferred tax assets exceeding its U.S. deferred tax liabilities. In addition, the Company has recorded valuation allowances of $8.0 million for deferred tax assets associated with losses in foreign jurisdictions.
As discussed in the Notes to Consolidated Financial Statements, during the second quarter of 2009, the Company recorded an income tax and interest obligation related to the Advance Pricing Agreement of $34.5 million. This was recorded as a current tax liability for discontinued operations. The Company is pursuing all options to recover approximately $69 million in tax refunds to which it is entitled under the 2004 Sale Agreement for the disposition of the Cooper-Standard Automotive group. During the third quarter, Cooper-Standard Holdings Inc., the company that acquired Cooper-Standard Automotive, and its United States and Canadian affiliates filed for bankruptcy protection and the Company has file adversary proceedings in the Delaware Bankruptcy Court.
North American Tire Operations Segment

	Three months ended September 30			Nine months ended September 30
(Dollar amounts in millions)	2008	Change	2009	2008	Change	2009
Sales	$586.2	-2.1%	$573.9	$1,631.4	-11.7%	$1,440.6

Operating profit (loss)	$(51.1)	n/m	$47.6	$(64.9)	n/m	$71.9

United States unit shipments changes:
Passenger tires
Segment		1.6%			-12.5%
RMA members		0.6%			-7.7%
Total Industry		3.2%			-7.3%

Light truck tires
Segment		4.2%			-19.6%
RMA members		3.8%			-10.9%
Total Industry		4.5%			-12.4%

Total light vehicle tires
Segment		2.0%			-13.8%
RMA members		1.0%			-8.1%
Total Industry		3.3%			-7.9%

Total segment unit sales changes		0.8%			-12.0%

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
Sales
Sales of the North American Tire Operations segment decreased $12.3 million, or 2.1 percent, in the third quarter of 2009 from levels in 2008. The decrease in sales was a result of lower pricing and mix (-$17.0 million) and was offset by increasing unit volumes for the quarter ($4.7 million). In the United States, the segment’s unit shipments of total light vehicle tires increased 2.0 percent in the third quarter of 2009 compared to the third quarter of 2008. This increase exceeded the 1.0 percent increase in total light vehicle shipments experienced by all members of the Rubber Manufacturers Association (“RMA”), and was slightly lower than the 3.3 percent increase in total light vehicle shipments for the total industry (which includes an estimate for non-RMA members). The Cooper and house brands once again outpaced the industry in the U.S. market while private label shipments began to improve relative to recent quarters but still lagged industry comparisons.
Sales of the North American Tire Operations segment decreased $190.8 million, or 11.7 percent, in the first nine months of 2009 from levels in 2008. The decrease in sales was a result of lower unit volumes (-$195.5 million) partially offset by improved net pricing and mix ($4.6 million). In the United States, the segment’s unit shipments of total light vehicle tires decreased 13.8 percent in the first nine months of 2009 compared to the same period in 2008. This decrease exceeded the 8.1 percent decrease in total light vehicle shipments experienced by all members of the RMA, and also exceeded the 7.9 percent decrease in total light vehicle shipments for the total industry for the first nine months. The industry decrease in light vehicle tire units was primarily due to the overall economic conditions in North America during the first half of 2009 as impacts of a global recession have likely caused delays in replacement tire purchases by consumers. As evidenced by the growth in the total industry during the third quarter of 2009 and further validated in miles driven data, the industry is recognizing stabilization and improvement of unit volumes as it navigates through the latter half of 2009.
Operating Profit
The North American Tire segment operating profit increased $98.8 million in the third quarter of 2009 from the third quarter of 2008. The increase in operating profit was due to lower raw material costs ($135.2 million) and improved manufacturing operations ($12.7 million). The segment continues to reduce manufacturing overhead and scrap costs through the implementation of Six Sigma and LEAN initiatives as the organization drives the continuous improvement mindset to optimize the manufacturing footprint. These increases were partially offset by decreased pricing and mix (-$25.2 million), increased incentive-related compensation expense, and restructuring costs, nearly all of which pertain to the closure of the Albany, Georgia manufacturing facility (-$13.4 million). In addition, products liability costs increased (-$6.0 million) as compared to the third quarter of 2008. Details of the methodology used to calculate the products liability reserve are discussed in the Notes to Consolidated Financial Statements.
Segment operating profit increased $136.9 million in the nine months ended September 30, 2009 from the level in the same period of 2008. The increase in operating profit was due to lower raw material costs ($218.3 million) and improved manufacturing operations ($41.9 million). These increases were partially offset by lower unit volumes from the first six months of 2009 (-$45.6 million), the effects of production curtailments required to align production with demand during the beginning half of 2009 (-$23.8 million), restructuring costs (-$36.1 million), declining pricing and mix (-$9.8 million) and higher incentive-related compensation expense (-$5.3 million).

During the first nine months of 2009 the segment recognized significant raw material cost decreases which had reached record high levels during the latter part of 2008. The segment’s raw material index decreased by 27.1 percent for the nine months ended September 30, 2009 from the same period of 2008. The raw material index decreased by 36.5 percent for the third quarter of 2009 when compared to the third quarter of 2008.
Segment Outlook
In the future, the segment expects to more closely reflect the performance of the industry for shipments of light vehicle tires. This is the result of improvements in the performance of the segment’s sale of private label tires while continuing to increase sales of the Cooper brand. These improvements are expected to be the result of new product launches and improvements in channels where the segment is underrepresented. The demand for light vehicle replacement tires is expected to stabilize and begin to increase in the future. For 2009 the segment expects full year industry volumes to be down somewhere in the range of 6 to 8 percent. Signs supporting stabilization include improving miles driven data and low inventory levels of tires in the industry. For 2010 the segment expects light vehicle industry shipments in the United States to be up in the range of 2 to 4 percent.
Changes in the segment’s manufacturing footprint, including the closure of the Albany, Georgia facility, should provide positive support to operating profits in the future. This will occur as the segment better aligns production to market needs and leverages its existing facilities resulting in improved utilization rates. Additionally the segment’s operations are expected to improve in cost competitiveness as Six Sigma, LEAN, automation and other projects continue to be implemented.
Radial medium truck and certain light vehicle tire products will continue to be sourced from manufacturers in China and Mexico. The quantity of tires imported will be influenced by the demand in the United States. The segment is expecting to increase the amount of passenger tires imported from Mexico as that facility increases production levels. The segment will continue to import tires from the Company’s facilities in China. In response to the imposition of tariffs on light vehicle tires imported from China, the segment will attempt to minimize the impact of duty costs through tactical sourcing moves and appropriate price increases.
Raw material prices have proven very difficult to accurately predict as commodity markets remain volatile. The segment expects sequentially higher raw material costs in the fourth quarter. The segment does not expect to fully offset these increases within the quarter with price increases. In 2010 the segment expects commodity costs to increase, but believes it is unlikely they will return to the extreme highs of 2008.
International Tire Operations Segment

	Three months ended September 30			Nine months ended September 30
(Dollar amounts in millions)	2008	Change	2009	2008	Change	2009
Sales	$284.7	4.3%	$296.8	$799.4	-9.9%	$720.2

Operating profit	$7.2	315.3%	$29.9	$20.1	130.3%	$46.3

Unit sales change		15.0%			-3.5%

Overview
The International Tire Operations segment manufactures and markets passenger car, light truck and motorcycle tires for the replacement market, as well as racing tires and tire retread materials, in Europe, Russia and other markets. The segment’s Cooper Chengshan joint venture manufactures and markets passenger car and light truck radial tires as well as radial and bias medium truck tires in the international market. The segment’s Cooper Kenda joint venture manufactures tires to be exported to markets outside of China. Under the current agreement, until May 2012, all of the tires produced by this joint venture will be exported and sold to Cooper Tire & Rubber Company.
Sales
Sales of the International Tire Operations segment increased $12.1 million, or 4.3 percent, in the third quarter of 2009 compared to the third quarter of 2008. The segment recognized higher unit volumes ($52.4 million), in 2009 when compared to 2008, primarily from the Company’s joint venture operations in Asia. The impact of less favorable pricing and mix (-$36.8 million) partially offset the volume increase.
Sales of the International Tire Operations segment decreased $79.2 million, or 9.9 percent, in the first nine months of 2009 compared to the same period in 2008. The foreign currency impact of a stronger United States dollar in relation to the British pound decreased sales $24.3 million in the first nine months of 2009. The remainder of the decrease in sales in the first nine months of 2009 compared to the first nine months of 2008 was due to lower unit volumes (-$14.1 million) and decreasing pricing and mix (-$40.8 million) related to overall market weakness in the European, Asian, and other international markets.
Operating Profit
Operating profit for the segment in the third quarter of 2009 was $22.7 million higher than in the same period of 2008. The increase in operating profit was due to lower raw material costs ($48.9 million), improved manufacturing operations ($7.0 million) and favorable foreign currency impact ($6.7 million). These increases were partially offset by declining pricing and mix (-$38.8 million) and increased selling, general and administrative costs (-$4.6 million) as higher advertising and promotion expense was incurred in Asia.
Operating profit for the segment in the first nine months of 2009 was $26.2 million higher than in the first nine months of 2008. The increase in operating profit was due to lower raw material costs ($70.0 million), improved manufacturing operations ($8.2 million) and favorable foreign currency impact ($12.1 million). These increases were partially offset by declining pricing and mix (-$48.5 million), increased selling, general and administrative costs (-$4.6 million) and the effects of production curtailments required to align production with demand (-$6.5 million).
Segment Outlook
The segment will continue expanding its presence in Asia. This growth is targeted to occur in products and brands that will provide increased returns. The Chinese market has recently returned to exceptional growth rates that are expected to moderate in the future, but continue to exceed the growth of mature markets.
The European operations will continue to focus on growing in profitable products and channels. New products that will meet the needs of niche segments will continue to be released. The manufacturing facility in Melksham, England will concentrate on high performance, racing and motorcycle products. The segment expects to decrease production in the United Kingdom and import more low cost tires from China. Demand in Europe is not expected to significantly improve in the near future.

The segment’s manufacturing operations are focused on implementing Six Sigma and LEAN principles to reduce operating costs. These projects and alignment of the manufacturing footprint are expected to continue supporting improved operating costs.
The segment’s operating results may be affected by the implementation of tariffs in the United States as tires previously shipped to the United States are diverted to other markets. The result of this may be reduced pricing in Europe and Asia, both markets in which the segment participates. Additionally, the Cooper Kenda Tire facility in China was expected to ship a majority of its product to the United States. Cooper Kenda will continue to ship product to the United States but at reduced volumes than what were anticipated. The Cooper Kenda Tire operations will also more aggressively pursue opportunities in Europe and other markets. The ultimate effects of these changes are not currently determinable.
Outlook for Company
The Company will continue on the path laid out in its strategic plan. The plan initially communicated in February 2008, calls for the Company to improve its cost structure, pursue profitable top line growth and improve organizational capabilities. Successful implementation of these imperatives and improvement in market or industry conditions would drive improved operating results.
There has been stabilization in recent months of miles driven and tire industry shipments. This indicates that demand could be recovering. While the Company believes pent up demand for tires exists, it does not believe a surge in demand for tires will occur while consumer confidence remains at relatively low, though somewhat improving levels.
Commodity prices moderated during the first nine months of 2009, but have begun increasing. These prices will increase sequentially in the fourth quarter, but should remain lower on a year-over-year basis. The Company does not expect to be able to fully offset the increases in the fourth quarter with price increases to its customers. It is difficult to accurately forecast raw material prices but, the Company does not expect a return to the extreme high prices of 2008.
Maintaining adequate levels of liquidity will be a primary focus for the Company and it will continue to rigorously control all cash expenditures. Expansion and other uses of capital, including share purchases and debt prepayments, are likely to be restricted until capital markets resume a more normal level of activity. The Company expects to invest to increase inventory levels in 2010. This is partially a function of the normal pattern of seasonal demand for its products and a need to rebuild inventory levels to support service expectations for customers.
To deal with the tariffs associated with the import of tires produced in China announced by the United States government, the Company implemented a price increase and is executing tactical sourcing moves to mitigate the impacts while meeting customers’ needs. While there could be short term positive impacts for the Company from this situation, the long term effects are not currently determinable.
The Company continues to be cautious in its expectations of the level of future profitability because of the uncontrollable factors which impact this industry: consumer confidence, gasoline prices, raw material cost volatility, intense competition, government intervention and currency fluctuations.
Liquidity and Capital Resources
Generation and uses of cash — Net cash provided by operating activities of continuing operations was $326 million in the first nine months of 2009, an improvement of $481 million from the first nine months of 2008. The primary reasons for this increase in cash generation are the improved operating results of the continuing operations, net of non-cash charges and the significant decrease in inventories during the first nine months of 2009 compared to a significant increase in inventories during the first nine months of 2008.

Net cash used in investing activities during the first nine months of 2009 reflects capital expenditures of $64 million, a reduction of $37 million from 2008 levels. In 2008 the Company made the final payment associated with the purchase of Cooper Chengshan, converted the available-for-sale debt securities into cash and received $107 million as a result of exercising its put option on its investment in Kumho Tire Co., Inc. During the third quarter of 2008, the Company invested $25 million in a manufacturing facility in Mexico and this investment was increased $1 million during the third quarter of 2009.
The issuance of debt in 2008 relates to the Company’s operations in China. During the first nine months of 2009, the Company’s Asian subsidiaries repaid $76 million and refinanced $181 million of debt reducing outstanding debt balances by $77 million, after the impacts of currency fluctuations.
During the first nine months of 2008, the Company repurchased $14.3 million of its Senior Notes due in 2009 and repurchased 803,300 shares of its common stock for $13.9 million. The Company has remaining authorization to repurchase $104 million of debt and $40 million for share repurchases but the Company has temporarily suspended its debt and share repurchase programs.
During the first nine months of 2009, the Company’s Cooper Kenda joint venture received $4 million of capital contributions from its joint venture partner.
Dividends paid on the Company’s common shares during the first nine months of 2008 and 2009 were $19 million.
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
Available cash and contractual commitments — At September 30, 2009, the Company had cash and cash equivalents of $410 million. The majority of the Company’s cash is invested in three large 2a-7 registered money market funds, rated AAA. The Company’s additional borrowing capacity through use of its credit agreement with its bank group and its accounts receivable securitization facility at September 30, 2009 was approximately $211 million and is subject to the amount of available qualified collateral and the amount of letters of credit issued from time to time which are backed by these facilities.
The Company expects capital expenditures for 2009 to be in the $90 to $100 million range of which approximately $35 million will be in consolidated subsidiaries where the Company’s ownership is at or near 50 percent.
Upcoming demands on cash include parent company long-term debt maturities in December of $97 million, tax payments related to discontinued operations of $35 million, $18 million for the expected exercise of a portion of the put option held by our partners at Cooper Chengshan Tire, optional payments under year-end tax planning strategies and increases in working capital to support higher volumes and rebuild inventory levels to support customer service expectations.

The following table summarizes the long-term debt of the Company at September 30, 2009:

Parent company
7.75% unsecured notes due December 2009	$96.9
8% unsecured notes due December 2019	173.6
7.625% unsecured notes due March 2027	116.9
Capitalized leases and other	5.1

392.5

Subsidiaries
3.72% to 6.80% unsecured notes due in 2010	14.9
5.13% to 5.40% unsecured notes due in 2011	9.5
4.86% to 5.40% unsecured notes due in 2012	20.5

44.9

Total long-term debt	437.4
Less current maturities	(107.5)

$329.9

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
During the third quarter, Cooper-Standard Holdings Inc., the company that acquired Cooper-Standard Automotive, and its United States and Canadian affiliates filed for bankruptcy protection. The Company does not believe it is presently probable that it will be called upon to make the payments on any of the leases. Accordingly, no accrual for these guarantees has been recorded. If information becomes known to the Company at a later date which indicates its performance under these guarantees is probable, accruals for the obligations will be required.
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
Forward-Looking Statements
This report contains what the Company believes are “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding projections, expectations or matters that the Company anticipates may happen with respect to the future performance of the industries in which the Company operates, the economies of the United States and other countries, or the performance of the Company itself, which involve uncertainty and risk. Such “forward-looking statements” are generally, though not always, preceded by words such as “anticipates,” “expects,” “believes,” “projects,” “intends,” “plans,” “estimates,” and similar terms that connote a view to the future and are not merely recitations of historical fact. Such statements are made solely on the basis of the Company’s current views and perceptions of future events, and there can be no assurance that such statements will prove to be true. It is possible that actual results may differ materially from those projections or expectations due to a variety of factors, including but not limited to:
•	changes in economic and business conditions in the world;

•	the failure to achieve expected sales levels;

•	consolidation among the Company’s competitors and customers;

•	technology advancements;

•	the failure of the Company’s suppliers to timely deliver products in accordance with contract specifications;

•	changes in interest and foreign exchange rates;

•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons;

•	the impact of reductions in the insurance program covering the principal risks to the Company, and other unanticipated events and conditions;

•	volatility in raw material and energy prices, including those of steel, petroleum-based products and natural gas and the unavailability of such raw materials or energy sources;

•	the inability to obtain and maintain price increases to offset higher production or material costs;

•	increased competitive activity including actions by larger competitors or low-cost producers;

•	the inability to recover the costs to develop and test new products and processes;

•	the risks associated with doing business outside of the United States;

•	changes in pension expense and/or funding resulting from investment performance of the Company’s pension plan assets and changes in discount rate, salary increase rate, and expected return on plan assets assumptions, or changes to related accounting regulations;

•	government regulatory initiatives, including regulations under the TREAD Act;

•	the impact of labor problems, including a strike brought against the Company or against one or more of its large customers or suppliers;

•	litigation brought against the Company including products liability;

•	an adverse change in the Company’s credit ratings, which could increase its borrowing costs and/or hamper its access to the credit markets;

•	changes to the credit markets and/or access to those markets;

•	inaccurate assumptions used in developing the Company’s strategic plan or the inability or failure to successfully implement the Company’s strategic plan including closure of the Albany, Georgia facility;

•	inability to adequately protect the Company’s intellectual property rights;

•	failure to successfully integrate acquisitions into operations or their related financings may impact liquidity and capital resources;

•	inability to use deferred tax assets;

•	recent changes of tariffs for certain tires imported into the United States from China, and;

•	changes in the Company’s relationship with joint venture partners.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk at September 30, 2009 from those detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as updated by the Company’s current report on Form 8-K filed August 7, 2009.
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
There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 1A. RISK FACTORS
At September 30, 2009, the Company has updated the risk factors related to the Company and its subsidiaries which follow:
The Company is facing heightened risks due to the current business environment.
The impact of the subprime mortgage issue, decline in housing markets and disruptions in the financial markets, including the bankruptcy, restructuring, sale or acquisition of major financial institutions, may adversely affect the availability of credit already arranged, and the availability and cost of credit in the future. The disruptions in the financial markets also have affected business and consumer spending patterns. These disruptions could result in further volatility in raw material costs, reductions in sales of the Company’s products, reductions in asset values, longer sales cycles, and increased price competition, as well as reductions in the borrowing base under the Company’s credit facilities. There can be no assurances that U.S. and non-U.S. governmental responses to the disruptions in the financial markets will restore business or consumer confidence, stabilize markets or increase liquidity and the availability of credit.
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
The Company’s seven manufacturing facilities rely principally on natural gas, as well as electrical power and other energy sources. High demand and limited availability of natural gas and other energy sources have resulted in significant increases in energy costs in the past several years, which have increased the Company’s operating expenses and transportation costs. Overall, the Company’s energy costs were at historically high levels on average during 2008. Increasing energy costs would increase the Company’s production costs and adversely affect its margins and results of operations.
Further, if the Company is unable to obtain adequate sources of energy, its operations could be interrupted.

The Company’s industry is highly competitive, and it may not be able to compete effectively with low-cost producers and larger competitors.
The replacement tire industry is a highly competitive, global industry. Some of the Company’s competitors are large companies with relatively greater financial resources. Some of the Company’s competitors have operations in lower-cost countries. Increased competitive activity in the replacement tire industry has caused, and will continue to cause, pressures on the Company’s business. The Company’s ability to compete successfully will depend in part on its ability to reduce costs by reducing excess capacity, leveraging global purchasing of raw materials, improving productivity, eliminating redundancies and increasing production at low-cost supply sources. If the Company is unable to offset continued pressures with improved operating efficiencies and reduced spending, its sales, margins, operating results and market share would decline and the decline could become material.
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
The Company’s results could be impacted by the tariffs recently imposed by the United States government on tires imported from China.
Recently a tariff was imposed on light vehicle tires imported into the United States from China. This tariff was imposed effective September 26th at a level of 35 percent for the first 12 months, 30 percent for the second 12 months, and 25 percent for the third 12 months. The Company’s ability to competitively source tires from its operations in Asia could be significantly impacted. Other effects ranging from impacts on the price of tires to responsive actions from other governments could also have significant impacts on the Company’s results.
The Company’s expenditures for pension and other postretirement obligations could be materially higher than it has predicted if its underlying assumptions prove to be incorrect.
The Company provides defined benefit and hybrid pension plan coverage to union and non-union U.S. employees and a contributory defined benefit plan in the U.K. The Company’s pension expense and its required contributions to its pension plans are directly affected by the value of plan assets, the projected and actual rates of return on plan assets and the actuarial assumptions the Company uses to measure its defined benefit pension plan obligations, including the discount rate at which future projected and accumulated pension obligations are discounted to a present value. The Company could experience increased pension expense due to a combination of factors, including the decreased investment performance of its pension plan assets, decreases in the discount rate and changes in its assumptions relating to the expected return on plan assets. The Company could also experience increased other postretirement expense due to decreases in the discount rate and/or increases in the health care trend rate.
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
In the event of further declines in the market value of the Company’s pension assets or lower discount rates to measure the present value of pension obligations, the Company could experience changes to its Consolidated Balance Sheet which would include an increase to Other long-term liabilities and a corresponding decrease in Stockholders’ equity through Other comprehensive income and could result in higher minimum funding requirements.
Retiree Medical Case
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
On April 18, 2006, a group of the Company’s union retirees and surviving spouses filed a lawsuit in the U.S. District Court for the Northern District of Ohio on behalf of a purported class claiming that the Company was not entitled to impose any contribution requirement pursuant to the letter agreements and that Plaintiffs were promised lifetime benefits, at no cost, after retirement under the terms of the union-Company negotiated Pension and Insurance Agreements in effect at the time that they retired.
On May 13, 2008, in the case of Cates, et al v. Cooper Tire & Rubber Company, the United States District Court for the Northern District of Ohio entered an order holding that a series of pension and insurance agreements negotiated by the Company and its various union locals over the years conferred vested lifetime health care benefits upon certain Company hourly retirees. The Court further held that these benefits were not subject to the caps on the Company’s annual contributions for retiree health care benefits that the Company had negotiated with the union locals. Subsequent to that order, the Court granted the Plaintiffs’ motion for class certification. The Company initiated the process of pursuing an appeal of the order to the Sixth Circuit Court of Appeals, while simultaneously reviewing other means of satisfactorily resolving the case through settlement discussions. As a result of the settlement discussions and in an attempt to resolve the claims relating to health care benefits for the Company’s hourly union-represented retirees, a related lawsuit, Johnson, et al v. Cooper Tire & Rubber Company, was filed on February 3, 2009, with the Court on behalf of a different, smaller group of hourly union-represented retirees. The second case was stayed pending the parties’ settlement discussions.
In April, 2009, the parties negotiated a tentative agreement intended to resolve all related claims for these matters. Pursuant to the Court’s order, the parties submitted a proposed settlement agreement for approval. The proposed settlement agreement, which is subject to Court approvals, provides for 1) a cash payment of $7.05 million to the Plaintiffs for reimbursement of costs; and 2) modification to the Company’s approach and costs of providing future health care to specified current retiree groups which will result in an amendment to the Company’s retiree medical plan.
Notices of the proposed settlement agreement were sent to class members on October 13, 2009. Objections by class members to the proposed settlement agreement must be filed with the Court no later than December 10,

2009. The Court will hold a Fairness Hearing, set for February 2, 2010 to consider whether the settlement is fair, reasonable and adequate.
While the proposed settlement agreement could be modified before it becomes effective and the related cases are concluded, the Company believes it is probable that the related costs of resolving these cases will be close to the amounts in the proposed settlement agreement and, accordingly, has recorded $7.05 million of expense during the first quarter relating to the specified payments. The estimated present value of costs related to the plan amendment is expected to be approximately $7.7 million which has been reflected as an increase in the accrual for Other Post-employment Benefits with an offset to the Accumulated Other Comprehensive Income component of Shareholders’ Equity and will be amortized as a charge to operations over the remaining life expectancy of the affected plan participants beginning with the effective date of the changes.
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
At September 30, 2009, the Company has $107 million of long-term debt maturing within one year, of which approximately $97 million is in the parent company, and an additional $144 million of short term notes payable in partially-owned, consolidated subsidiaries.
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
The Company routinely evaluates potential acquisitions and may pursue acquisition opportunities, some of which could be material to its business. While the Company believes there are a number of potential acquisition candidates available that would complement its business, it currently has no agreements to acquire any specific business or material assets. The Company cannot predict whether it will be successful in pursuing any acquisition opportunities or what the consequences of any acquisition would be. Additionally, in any future acquisitions, the Company may encounter various risks, including:
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
A valuation allowance is required when, based upon an assessment which is largely dependent upon objectively verifiable evidence including recent operating loss history, expected reversal of existing deferred tax liabilities and tax loss carry back capacity, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the United States, the Company has recorded significant deferred tax assets, the largest of which relate to tax attribute carryforwards, products liabilities, pension and other post retirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains a $221.6 million valuation allowance for the portion of U.S. deferred tax assets exceeding deferred tax liabilities. In addition, the Company has recorded valuation allowances of $8.0 million for net deferred tax assets primarily associated with losses in foreign jurisdictions. As a result of changes in the amount of U.S. And certain non-U.S. net deferred tax assets during the period the valuation allowance was decreased in the third quarter 2009 by $3.6 million. The pension liability and associated deferred tax asset adjustment recorded to equity accounts for $137.1 million of the total valuation allowance at September 30, 2009.
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
In connection with its acquisition of Cooper Chengshan, beginning January 1, 2009 and continuing through December 31, 2011, the minority interest partner has the right to sell and, if exercised, the Company has the obligation to purchase, the remaining 49 percent minority interest share at a minimum price of $62.7 million. On July 3, 2009, the Company received notification from its noncontrolling shareholder in the Cooper Chengshan entity of its intention to exercise a portion of its put option after it receives related governmental approvals and satisfies other conditions. If the put option is exercised, the Company has the obligation to purchase the 14 percent share for $17.9 million. The remaining shares may be sold to the Company under the put option through December 31, 2011.
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

November 2, 2009
  (Date)