Form 10-K
period 2009-12-31
COOPER TIRE & RUBBER CO
filed 2010-03-02
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009

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
Yes [ ] No [X]
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.
Yes [ ] No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        [X]
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer	[X] Accelerated filer	[ ] Non-Accelerated Filer	[ ] Smaller reporting company
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]
 The aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2009 was $565,983,553.
The number of shares outstanding of the registrant’s common stock as of January 31, 2010 was 60,791,397.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information from the registrant’s definitive proxy statement for its 2010 Annual Meeting of Stockholders is hereby incorporated by reference into Part III, Items 10 — 14, of this report.

1

TABLE OF CONTENTS
COOPER TIRE & RUBBER COMPANY – FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
PART I
Item 1. BUSINESS
Cooper Tire & Rubber Company (“Cooper” or the “Company”) is a leading manufacturer and marketer of replacement tires. It is the fourth largest tire manufacturer in North America and, according to a recognized trade source, is the ninth largest tire company in the world based on sales. Cooper focuses on the manufacture and sale of passenger and light and medium truck replacement tires.
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
Cooper was incorporated in the state of Delaware in 1930 as the successor to a business originally founded in 1914. Based in Findlay, Ohio, Cooper currently operates 7 manufacturing facilities and 38 distribution centers in 9 countries. As of December 31, 2009, the Company employed 12,568 persons worldwide.

Business Segments
North American Tire Operations
The North American Tire Operations segment produces passenger car and light truck tires, primarily for sale in the United States replacement market. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and other large automotive products retail chains. The segment does not sell its products directly to end users, except through three Company-owned retail stores, and does not manufacture tires for sale to the automobile original equipment manufacturers (“OEMs”).
The segment operates in a highly competitive industry, which includes Bridgestone Corporation, Goodyear Tire & Rubber Company and Groupe Michelin. These competitors are substantially larger than the Company and serve OEMs as well as the replacement portion of the tire market. The segment also faces competition from low-cost producers in Asia and South America. Some of those producers are foreign subsidiaries of the segment’s competitors in North America. The segment had a market share in 2009 of approximately 13 percent of all light vehicle replacement tire sales in the United States. In addition to manufacturing tires in the United States, the segment has a minority interest in a joint venture manufacturing operation in Mexico. A percentage of the products manufactured by the segment in the United States are exported throughout the world.
Success in competing for the sale of replacement tires is dependent upon many factors, the most important of which are price, quality, performance, line coverage, availability through appropriate distribution channels and relationships with dealers. Other factors of importance are warranty, credit terms and other value-added programs. The segment has built close working relationships through the years with its independent dealers. It believes those relationships have enabled it to obtain a competitive advantage in that channel of the market. As a steadily increasing percentage of replacement tires are sold by large regional and national tire retailers, the segment has increased its penetration of those distribution channels, while maintaining a focus on its traditionally strong network of independent dealers.
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
International Tire Operations Segment
In the United Kingdom, the segment produces passenger car, light truck, racing and motorcycle tires and markets these products primarily to dealers in the replacement markets in the United Kingdom, continental Europe and Scandinavia. The segment does not sell its products directly to end users and does not manufacture tires for sale to OEMs in Europe, other than several small contracts with specialty vehicle manufacturers in the United Kingdom.
The segment has two joint venture manufacturing facilities, Cooper Chengshan and Cooper Kenda, in the People’s Republic of China (“PRC”). These facilities produce passenger car, light and medium truck tires, and off-the-road tires. These products are manufactured for export to Europe, North America and other markets as well as marketed to dealers in the replacement tire market within the PRC. Only a small percentage of the tires manufactured in the PRC are sold to OEMs.
The segment has also established sales, marketing, distribution and research and development capabilities to support the Company’s objectives.
As in North America, the segment operates in a highly competitive industry, which includes Bridgestone Corporation, Goodyear Tire & Rubber Company and Groupe Michelin. These competitors are substantially larger than the Company and serve OEMs as well as the replacement portion of the tire market. The segment also faces competition from low-cost producers in cost-advantaged locations.
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
During 2009, the Company experienced lower raw material costs compared with the historically high cost levels of 2008. The pricing volatility of natural rubber and petroleum-based materials contributes to the difficulty in managing the costs of raw materials.
The Company has a purchasing office in Singapore to acquire natural rubber and various raw materials directly from producers in Southeast Asia. This purchasing operation enables the Company to work directly with producers to continually improve consistency and quality and to reduce the costs of materials, transportation and transactions.
The Company is an equity investor in Elemica, Inc., established by major manufacturers in the chemical and tire and rubber industry to achieve cost savings through increased efficiencies and opportunities for relevant benchmarking in the procurement and processing of raw materials, indirect materials and services through the application of strategic sourcing and supply chain management.
The Company’s contractual relationships with its raw material suppliers are generally based on long-term agreements and/or purchase order arrangements. For natural rubber and natural gas, procurement is managed through a combination of buying forward production requirements and utilizing the spot market. For other principal materials, procurement arrangements include supply agreements that may contain formula-based pricing based on commodity indices, multi-year agreements or spot purchases. These arrangements only cover quantities needed to satisfy normal manufacturing demands.
Working Capital
The Company’s working capital consists mainly of inventory, accounts receivable and accounts payable. These working capital accounts are closely managed by the Company. Inventory balances are valued at a Last In First Out (LIFO) basis for the North American segment. Inventories turn regularly, but typically increase during the first half of the year before declining as a result of increased sales in the second half. Accounts receivable and accounts payable are also affected by this business cycle, typically requiring the Company to have greater working capital needs during the second and third quarters. The Company engages in a rigorous credit analysis of its customers and monitors their financial positions. The Company offers incentives to certain customers to encourage the payment of account balances prior to their scheduled due dates.
At December 31, 2009, the Company held cash and cash equivalents of $427 million. The Company’s finished goods inventory at December 31, 2009 is lower than in the prior year as a result of inventory management strategies by the Company and increasing demand.
Research, Development and Product Improvement
The Company directs its research activities toward product development, performance and operating efficiency. The Company conducts extensive testing of current tire lines, as well as new concepts in tire design, construction and materials. During 2009, approximately 51 million miles of tests were performed on indoor test wheels and in monitored road tests. The Company has a tire and vehicle test track in Texas that assists with the Company’s testing activities. Uniformity equipment is used to physically monitor its manufactured tires for high standards of ride quality. The Company continues to design and develop specialized equipment to fit the precise needs of its manufacturing and quality control requirements. Research and development expenditures were $22.1 million, $23.1 million and $22.3 million during 2007, 2008 and 2009, respectively.
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

The Company owns and uses tradenames and trademarks worldwide. While the Company believes such tradenames and trademarks as a group are of material importance, the trademarks the Company considers most significant to its business are those using the words “Cooper,” “Mastercraft” and “Avon.” The Company believes all of these significant trademarks are valid and will have unlimited duration as long as they are adequately protected and appropriately used. Certain other tradenames and trademarks are being amortized over the next 8 to 20 years.
Seasonal Trends
There is year-round demand for passenger and truck replacement tires, but passenger replacement tire sales are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November.
Environmental Matters
The Company recognizes the importance of compliance in environmental matters and has an organizational structure to supervise environmental activities, planning and programs. The Company also participates in activities concerning general industry environmental matters.
The Company’s manufacturing facilities, like those of the industry generally, are subject to numerous laws and regulations designed to protect the environment. In general, the Company has not experienced difficulty in complying with these requirements and believes they have not had a material adverse effect on its financial condition or the results of its operations. The Company expects additional requirements with respect to environmental matters will be imposed in the future. The Company’s 2009 expense and capital expenditures for environmental matters at its facilities were not material, nor is it expected that expenditures in 2010 for such uses will be material.
Foreign Operations
The Company has a manufacturing facility, a technical center, a distribution center and its European headquarters office located in the United Kingdom. There are five distribution centers and five sales offices in Europe. The Company has two manufacturing facilities, 17 distribution centers, a technical center, two sales offices and an administrative office in the PRC. The Company also has a purchasing office in Singapore. In Mexico, the Company has a sales office and three distribution centers. The Company also has an investment in a manufacturing operation in Mexico.
The Company believes the risks of conducting business in less developed markets, including the PRC, other Asian countries and Mexico, are somewhat greater than in the United States, Canadian and Western European markets. This is due to the increased potential for currency volatility, high interest and inflation rates, and the general political and economic instability that are associated with emerging markets.
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
Item 1A. RISK FACTORS
The more significant risk factors related to the Company and its subsidiaries follow:
The Company is facing heightened risks due to the current business environment.
Current global economic conditions may affect demand for the Company’s products, create volatility in raw material costs and affect the availability and cost of credit. These conditions also affect the Company’s customers and suppliers as well as retail customers.

A deterioration in the global macroeconomic environment or in specific regions could impact the Company and, depending upon the severity and duration of these factors, the Company’s profitability and liquidity position could be negatively impacted.
This may also be the result of increased price competition and product discounts, resulting in lower margins in the business.
Pricing volatility for raw materials could result in increased costs and may affect the Company’s profitability.
The pricing volatility for natural rubber and petroleum-based materials contributes to the difficulty in managing the costs of raw materials. Costs for certain raw materials used in the Company’s operations, including natural rubber, chemicals, carbon black, steel reinforcements and synthetic rubber remain volatile. Increasing costs for raw material supplies will increase the Company’s production costs and affect its margins if the Company is unable to pass the higher production costs on to its customers in the form of price increases.
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
The Company’s manufacturing facilities rely principally on natural gas, as well as electrical power and other energy sources. High demand and limited availability of natural gas and other energy sources have resulted in significant increases in energy costs in the past several years which have increased the Company’s operating expenses and transportation costs. Higher energy costs would increase the Company’s production costs and adversely affect its margins and results of operations.
Further, if the Company is unable to obtain adequate sources of energy, its operations could be interrupted.
The Company’s industry is highly competitive, and it may not be able to compete effectively with low-cost producers and larger competitors.
The replacement tire industry is a highly competitive, global industry. Some of the Company’s competitors are large companies with relatively greater financial resources. Most of the Company’s competitors have operations in lower-cost countries. Intense competitive activity in the replacement tire industry has caused, and will continue to cause, pressures on the Company’s business. The Company’s ability to compete successfully will depend in part on its ability to balance capacity with demand, leverage global purchasing of raw materials, improve productivity, eliminate redundancies and increase production at low-cost, high-quality supply sources. If the Company is unable to offset continued pressures with improved operating efficiencies, its sales, margins, operating results and market share would decline and the decline could become material.
The Company may be unable to recover new product and process development and testing costs, which could increase the cost of operating its business.
The Company’s business strategy emphasizes the development of new equipment and new products and using new technology to improve quality, performance and operating efficiency. Developing new products and technologies requires significant investment and capital expenditures, is technologically challenging and requires extensive testing and accurate anticipation of technological and market trends. If the Company fails to develop new products that are appealing to its customers, or fails to develop products on time and within budgeted amounts, the Company may be unable to recover its product development and testing costs.
The Company conducts its manufacturing, sales and distribution operations on a worldwide basis and is subject to risks associated with doing business outside the United States.
The Company has operations worldwide, including in the U.S., the United Kingdom, Europe, Mexico and the PRC. The Company has two joint venture manufacturing plants, Cooper Chengshan and Cooper Kenda, in the PRC and has continued to expand operations in that country. The Company has also invested in a tire manufacturing operation in Mexico. There are a number of risks in doing business abroad, including political and economic uncertainty, social unrest, shortages of trained labor and the uncertainties associated with entering into joint ventures or similar arrangements in foreign countries. These risks may impact the Company’s ability to expand its operations in the PRC and elsewhere and otherwise achieve its objectives relating to its foreign operations including utilizing these locations as suppliers to other markets. In addition, compliance with multiple and potentially conflicting foreign laws and regulations, import and export limitations and exchange controls is burdensome and expensive. The Company’s foreign operations also subject it to the risks of international terrorism and hostilities and to foreign currency risks, including exchange rate fluctuations and limits on the repatriation of funds.

The Company’s results could be impacted by the tariffs recently imposed by the United States government on tires imported from the PRC.
On September 26, 2009, a tariff was imposed on light vehicle tires imported into the United States from the PRC at a level of 35 percent for the first 12 months, 30 percent for the second 12 months, and 25 percent for the third 12 months. The Company’s ability to competitively source tires from its operations in the PRC could be significantly impacted. Other effects ranging from impacts on the price of tires to responsive actions from other governments could also have significant impacts on the Company’s results.
The Company’s expenditures for pension and other postretirement obligations could be materially higher than it has predicted if its underlying assumptions prove to be incorrect.
The Company provides defined benefit and hybrid pension plan coverage to union and non-union U.S. employees and a contributory defined benefit plan in the U.K. The Company’s pension expense and its required contributions to its pension plans are directly affected by the value of plan assets, the projected and actual rates of return on plan assets and the actuarial assumptions the Company uses to measure its defined benefit pension plan obligations, including the discount rate at which future projected and accumulated pension obligations are discounted to a present value and the inflation rate. The Company could experience increased pension expense due to a combination of factors, including the decreased investment performance of its pension plan assets, decreases in the discount rate and changes in its assumptions relating to the expected return on plan assets. The Company could also experience increased other postretirement expense due to decreases in the discount rate and/or increases in the health care trend rate.
In the event of declines in the market value of the Company’s pension assets or lower discount rates to measure the present value of pension obligations, the Company could experience changes to its Consolidated Balance Sheet which would include an increase to Pension benefits liabilities and a corresponding decrease in Stockholders’ equity through Cumulative other comprehensive loss and could result in higher minimum funding requirements.
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
Beginning with the third quarter, 2003, the TREAD Act required that all tire companies submit quarterly data to NHTSA on fatalities, injuries and property damage claims on tires. On July 22, 2008, the U.S. District Court of Appeals for the District of Columbia Circuit ruled that this data is not subject to automatic exemption from disclosure made in response to requests under the Freedom of Information Act. Consequently, the Company’s data, which is unverified at the time of submission to NHTSA, has been made public. The impact, if any, of this release on current or future litigation or on future sales is not known at this time.
Any interruption in the Company’s skilled workforce could impair its operations and harm its earnings and results of operations.
The Company’s operations depend on maintaining a skilled workforce and any interruption of its workforce due to shortages of skilled technical, production and professional workers could interrupt the Company’s operations and affect its operating results. Further, a significant number of the Company’s U.S. employees are currently represented by unions. The labor agreement at the Findlay, Ohio operation expires October 2011 and the labor agreement at the Texarkana, Arkansas operations expires January 2012. Although the Company believes that its relations with its employees are generally good, the Company cannot provide assurance that it will be able to successfully maintain its relations with its employees. If the Company fails to extend or renegotiate its collective bargaining agreements with the labor unions on satisfactory terms, or if its unionized employees were to engage in a strike or other work stoppages, the Company’s business and operating results could suffer.

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
The Company has a risk due to volatility of the capital and financial markets.
The Company periodically requires access to the capital and financial markets as a significant source of liquidity for capital requirements that it cannot satisfy by cash on hand or operating cash flows. Substantial volatility in world capital markets and the banking industry may make it difficult for the Company to access credit markets and to obtain financing or refinancing, as the case may be, on satisfactory terms or at all. In addition, various additional factors, including a deterioration of the Company’s credit ratings or its business or financial condition, could further impair its access to the capital markets. See also related comments under “There are risks associated with the Company’s global strategy of using joint ventures and partially owned subsidiaries” below.
Additionally, any inability to access the capital markets, including the ability to refinance existing debt when due, could require the Company to defer critical capital expenditures, reduce or not pay dividends, reduce spending in areas of strategic importance, sell important assets or, in extreme cases, seek protection from creditors.
If assumptions used in developing the Company’s strategic plan are inaccurate or the Company is unable to execute its strategic plan effectively, its profitability and financial position could be negatively impacted.
In February 2008, the Company announced its strategic plan which contains three imperatives:
Build a sustainable, competitive cost position,
Drive profitable top line growth, and
Build bold organizational capabilities and enablers to support strategic goals.
If the assumptions used in developing the strategic plan vary significantly from actual conditions, the Company’s sales, margins and profitability could be harmed.
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

The Company may not be successful in executing and integrating acquisitions into its operations, which could harm its results of operations and financial condition.
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
Some or all of those risks could impair the Company’s results of operations and impact its financial condition. The Company may finance any future acquisitions from internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. Future acquisitions may involve the expenditure of significant funds and management time. Future acquisitions may also require the Company to increase its borrowings under its bank credit facilities or other debt instruments, or to seek new sources of liquidity. Increased borrowings would correspondingly increase the Company’s financial leverage, and could result in lower credit ratings and increased future borrowing costs. These risks could also reduce the Company’s flexibility to respond to changes in its industry or in general economic conditions.
The Company is required to comply with environmental laws and regulations that could cause it to incur significant costs.
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
A valuation allowance is required pursuant to ASC 740 relating to Accounting for Income Taxes, when, based upon an assessment which is largely dependent upon objectively verifiable evidence including recent operating loss history, expected reversal of existing deferred tax liabilities and tax loss carry back capacity, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the United States, the Company has recorded significant deferred tax assets, the largest of which relate to tax attribute carryforwards, products liabilities, pension and other post retirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains a $174.4 million valuation allowance for the portion of U.S. deferred tax assets exceeding deferred tax liabilities. In addition, the Company has recorded valuation allowances of $2.4 million for certain non-U.S. net deferred tax assets primarily associated with losses in foreign jurisdictions. As a result of changes in the amount of U.S. and certain foreign net deferred tax assets during the year, the valuation allowance was decreased in 2009 by $56.8 million. The pension liability and associated deferred tax asset accounts for $127.0 million of the total valuation allowance at December 31, 2009.

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
In connection with its acquisition of Cooper Chengshan, beginning January 1, 2009, and continuing through December 31, 2011, the minority interest partner has the right to sell and, if exercised, the Company has the obligation to purchase, the remaining 49 percent minority interest share at a minimum price of $62.7 million. The Company has received notification from its noncontrolling shareholder of its intention to exercise a portion of its put option. After receiving governmental approvals, the Company will purchase the 14 percent share for $17.9 million. The remaining shares may be sold to the Company under the put option through December 31, 2011.
The minority investment in a tire operation in Mexico, which is not consolidated with the Company’s results, is being funded largely by loans from the Company. The amount of such loans fluctuates with its results of operations and working capital needs and its ability to repay the existing loans is heavily dependent upon successful operations and cash flows.
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
As shown in the following table, at December 31, 2009 the Company maintained 67 manufacturing, distribution, retail stores and office facilities worldwide. The Company owns a majority of the manufacturing facilities while some manufacturing, distribution and office facilities are leased.

	North American Tire Operations			International Tire Operations
Type of Facility	United States	Mexico		Europe	Asia		Total

Manufacturing	4	-	*	1	2	**	7
Distribution	12	3		6	17		38
Retail stores	3	-		-	-		3
Technical centers and offices	6	1		7	5		19

Total	25	4		14	24		67

*	The Company has a minority interest in a tire manufacturing operation in Mexico.

**	The manufacturing facilities are joint ventures in the PRC.
The Company believes its properties have been adequately maintained, generally are in good condition and are suitable and adequate to meet the demands of each segment’s business.
Item 3. LEGAL PROCEEDINGS
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at December 31, 2009.
On February 2, 2010 in the case of Cates, et al v. Cooper Tire & Rubber Company, the United States District Court for the Northern District of Ohio entered an order approving the settlement agreement negotiated by the parties in April 2009, in its entirety, as being fair, reasonable and adequate and dismissed, with prejudice, the case and a related lawsuit, Johnson, et al v. Cooper Tire & Rubber Company. The settlement agreement provides for 1) a cash payment of $7.05 million to the Plaintiffs for reimbursement of costs; and 2) modification to the Company’s approach and costs of providing future health care to specified current retiree groups which will result in an amendment to the Company’s retiree medical plan.
A group of the Company’s union retirees and surviving spouses filed the Cates lawsuit on behalf of a purported class claiming that the Company was not entitled to impose any contribution requirement for the cost of their health care coverage pursuant to a series of letter agreements entered into by the Company and the United Steelworkers and that Plaintiffs were promised lifetime benefits, at no cost, after retirement. As a result of settlement discussions, the related Johnson case was filed with the Court on behalf of a different, smaller group of hourly union-represented retirees.
The Company is making plans to implement the settlement agreement. As a consequence of the settlement agreement, the Company recorded $7.05 million of expense during the first quarter relating to the specified cash payments. The estimated present value of costs related to the plan amendment is expected to be approximately $7.7 million which has been reflected as an increase in the accrual for Other Post-employment Benefits with an offset to the Cumulative other comprehensive loss component of Shareholders’ Equity and will be amortized as a charge to operations over the remaining life expectancy of the affected plan participants beginning with the effective date of the changes.
Item 4. RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT
The names, ages and all positions and offices held by all executive officers of the Company are as follows:

Name	Age	Executive Office Held	Business Experience

Roy V. Armes	57	Chairman of the Board, President, Chief Executive Officer and Director	Chairman of the Board since December 2007, President, Chief Executive Officer and Director since January 2007. Previously, Senior Vice President of Project Development at Whirlpool Corporation, a marketer and manufacturer of home appliances, since January 2006; Corporate Vice President and General Director at Whirlpool Mexico from 2002 to January 2006.

Brenda S. Harmon	58	Vice President	Vice President, Chief Human Resources Officer since December 2009. Previously Owner of Harmon Consulting Services since November 2008. Vice president - Human Resources of Contech Construction Products, Inc., a privately held construction products and environmental solutions company from 2004 to 2008.

Bradley E. Hughes	47	Vice President and Chief Financial Officer	Vice President and Chief Financial Officer since November 2009. Previously Global Product Development Controller with Ford Motor Corporation, an automobile manufacturer, since 2008; Finance Director, Ford South America Operations from 2005 to 2008; Director, European Business Strategy and Implementation from 2004 to 2005.

James E. Kline	68	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary since April 2003. Vice President from February to April 2003.

Harold C. Miller	57	Vice President	Vice President since March 2002.
Each such officer shall hold such office until a successor is selected and qualified.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)	Market information
Cooper Tire & Rubber Company common stock is traded on the New York Stock Exchange under the symbol CTB. The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

Year Ended December 31, 2008	High	Low

First Quarter	$20.80	$13.21
Second Quarter	15.81	7.74
Third Quarter	12.15	7.05
Fourth Quarter	8.86	3.67

Year Ended December 31, 2009	High	Low

First Quarter	$6.96	$2.96
Second Quarter	11.74	3.86
Third Quarter	18.88	9.77
Fourth Quarter	20.55	14.15
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
The following chart assumes three hypothetical $100 investments on December 31, 2004, and shows the cumulative values at the end of each succeeding year resulting from appreciation or depreciation in the stock market price, assuming dividend reinvestment.

Total Return To Shareholders
(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE
	Years Ending
Company / Index	Dec05	Dec06	Dec07	Dec08	Dec09

Cooper Tire & Rubber Company	-27.14	-3.33	18.42	-60.98	241.72
S&P 500 Index	4.91	15.79	5.49	-37.00	26.46
S&P 500 Auto Parts & Equipment	-22.47	12.37	27.49	-48.66	54.68

		INDEXED RETURNS
		Years Ending
	Base
	Period
Company / Index	Dec04	Dec05	Dec06	Dec07	Dec08	Dec09

Cooper Tire & Rubber Company	100	72.86	70.44	83.41	32.55	111.24
S&P 500 Index	100	104.91	121.48	128.16	80.74	102.11
S&P 500 Auto Parts & Equipment	100	77.53	87.12	111.07	57.02	88.20

Comparison of Cumulative Five Year Total Return

(b)	Holders
The number of holders of record at December 31, 2009 was 2,822.
(c)	Dividends
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

	2008		2009

March 31	$0.105	March 31	$0.105
June 30	0.105	June 30	0.105
September 30	0.105	September 30	0.105
December 30	0.105	December 30	0.105

Total:	$0.420	Total:	$0.420

(d)	Issuer purchases of equity securities

There were no repurchases of Company stock during the fourth quarter of the year ended December 31, 2009.

Item 6.	SELECTED FINANCIAL DATA
The following Selected Financial Data of the Company reflects its continuing operations after the sale of its automotive operations, known as Cooper-Standard Automotive, in a transaction which closed on December 23, 2004 and the sale of the Oliver Rubber Company in a transaction which closed on October 5, 2007.
(Dollar amounts in thousands except for per share amounts)

				Income (loss) from	Earnings (Loss) Per Share
				Continuing Operations	from Continuing Operations
			Income (loss) from	attributable to	attributable to
	Net	Operating	Continuing Operations	Cooper Tire &	Cooper Tire & Rubber Company
	Sales	Profit (Loss)	Before Income taxes	Rubber Company	Basic	Diluted

2005	$2,035,623	$25,150	$(15,953)	$(16,016)	$(0.25)	$(0.25)
2006	2,575,218	(45,252)	(75,995)	(74,320)	(1.21)	(1.21)
2007	2,932,575	134,392	116,030	91,435	1.48	1.46
2008	2,881,811	(216,633)	(257,775)	(219,444)	(3.72)	(3.72)
2009	2,778,990	156,269	115,523	83,420	1.40	1.37

			Net Property,
	Stockholders’	Total	Plant &	Capital		Long-term
	Equity	Assets	Equipment	Expenditures	Depreciation	Debt

2005	$943,730	$2,152,186	$751,767	$160,273	$103,047	$491,618
2006	711,200	2,237,136	971,072	186,190	127,693	513,213
2007	882,948	2,298,490	992,215	140,972	131,007	464,608
2008	380,966	2,042,896	901,274	128,773	138,805	325,749
2009	464,052	2,100,340	850,971	79,333	121,483	330,971

	Long-term		Average
	Debt To	Dividends	Common Shares	Number of
	Capitalization	Per Share	(000)	Employees

2005	34.3%	$0.42	63,653	8,762
2006	41.9%	0.42	61,338	13,361
2007	34.5%	0.42	61,938	13,355
2008	46.1%	0.42	59,048	13,311
2009	41.6%	0.42	59,439	12,568

Effective February 4, 2006, the Company acquired a 51 percent ownership position in Cooper Chengshan (Shandong) Passenger Tire Company Ltd. and Cooper Chengshan (Shandong) Tire Company, Ltd. (“Cooper Chengshan”). The acquisition has been accounted for as a purchase transaction and the fair value of fixed assets, liabilities and tangible and identifiable intangible assets have been included in the Company’s Consolidated Balance Sheets at December 31, 2008 and 2009. The operating results of Cooper Chengshan have been included in the consolidated financial statements of the Company since the date of acquisition.
The Company’s continuing operations recorded an impairment charge during 2006 of $47,973 related to goodwill and an indefinite-lived intangible asset and recorded an impairment charge during 2008 of $31,340 related to goodwill as described in Note 2 — Goodwill and Intangibles.
In 2008, the Company’s continuing operations recorded $76,402 of restructuring charges associated with the closures of its Albany, Georgia manufacturing facility and Dayton, New Jersey distribution center as described in Note 14 — Restructuring.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business of the Company
The Company produces and markets passenger, light and medium truck, motorsport and motorcycle tires which are sold internationally in the replacement tire market to independent tire dealers, wholesale distributors, regional and national retail tire chains and large retail chains that sell tires, as well as other automotive and racing products.
In recent years the Company has faced both general industry and company-specific challenges. These included volatile raw material costs, increasing product complexity and pressure from competitors with manufacturing in lower-cost regions. Industry demand for tires has been weak in recent years. The global economic environment began to severely decline in 2007 with a global recession beginning in 2008.
To address these conditions and position the Company for future success, a Strategic Plan was developed which the Company is implementing. This plan, originally communicated in February 2008, has three strategic imperatives:

Building a sustainable cost competitive position,
Driving top-line profitable growth, and
Building bold organizational capabilities and enablers to support strategic goals.
To support these imperatives the Company has undertaken a number of cost saving and profit improvement initiatives. These included a wide variety of projects in the areas of manufacturing, supply chain, selling and general administrative and logistics. The implementation of these projects had a favorable impact on the Company’s profitability in 2009.
The Company also is expanding operations in what are considered lower-cost countries. These initiatives include the Cooper Kenda Tire manufacturing joint venture in the PRC, the Cooper Chengshan joint venture in the PRC and an investment in a manufacturing operation in Mexico. Products from these operations will both provide a lower cost source of tires for existing markets and be used to expand the Company’s market share in Mexico and the PRC.
Products that meet changing demands in the market, including improved fuel efficiency and consumer value, have been recently launched.
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

Consolidated Results of Continuing Operations

		%		%
(Dollar amounts in millions except per share amounts)	2007	Change	2008	Change	2009

Revenues:
North American Tire	$2,209.8	-3.1%	$2,142.1	-6.3%	$2,006.2
International Tire	881.3	10.6%	975.0	1.9%	993.8
Eliminations	(158.5)	48.5%	(235.3)	-6.1%	(221.0)

Net sales	$2,932.6	-1.7%	$2,881.8	-3.6%	$2,779.0

Operating profit (loss):
North American Tire	$119.4	n/m	$(174.1)	n/m	$111.0
International Tire	28.9	n/m	(30.1)	n/m	72.8
Eliminations	(0.5)	n/m	(1.3)	n/m	(1.6)
Unallocated corporate charges	(13.4)	-17.2%	(11.1)	133.3%	(25.9)

Operating profit (loss)	134.4	n/m	(216.6)	n/m	156.3
Interest expense	48.5	4.1%	50.5	-6.5%	47.2
Debt extinguishment (gains) losses	2.6	n/m	0.6	n/m	-
Interest income	(18.0)	-28.3%	(12.9)	-59.7%	(5.2)
Dividend from unconsolidated subsidiary	(2.0)	-5.0%	(1.9)	-100.0%	-
Other - net	(12.7)	n/m	4.9	n/m	(1.2)

Income (loss) from continuing operations before income taxes	116.0	n/m	(257.8)	n/m	115.5

Provision (benefit) for income taxes	15.8	n/m	(30.3)	n/m	0.2

Income (loss) from continuing operations	100.2	n/m	(227.5)	n/m	115.3

Noncontrolling shareholders’ interests	(8.8)	n/m	8.1	n/m	(31.9)

Income (loss) from continuing operations attributable to Cooper Tire & Rubber Company	$91.4	n/m	$(219.4)	n/m	$83.4

Basic earnings (loss) per share	$1.48	-	$(3.72)	-	$1.40

Diluted earnings (loss) per share	$1.46	-	$(3.72)	-	$1.37

2009 versus 2008
Consolidated net sales decreased by $102.8 million in 2009. The decrease in net sales was primarily a result of lower volumes in the North American Tire Operations segment, unfavorable foreign currency impacts in the International Tire Operations segment and decreased pricing and mix in both the North American Tire Operations and International Tire Operations segments. These were partially offset by improved volumes in the International segment.
The Company recorded operating profit in 2009 of $156.3 million compared to an operating loss of $216.6 million in 2008. The favorable impacts of lower raw material costs, improved manufacturing operations, reduced restructuring costs and non-recurrence of a write off in 2008 of goodwill in the International Tire Operations segment all contributed to the profit improvement from 2008 to 2009. Partially offsetting improved operating profits were lower volumes, unfavorable pricing and mix and higher incentive-related compensation. During 2009, the Company recognized a benefit in its North American Tire Operations segment from inventory valuations as a result of the decline in finished goods inventory and the elimination of inventory layers at historically lower costs due to the Company’s LIFO accounting for inventory in this segment. This decline in inventory levels resulted in the Company recognizing a $15.6 million benefit in operating profit.
The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based. The Company experienced significant decreases in the costs of certain of its principal raw materials during 2009 compared with the record high levels experienced during 2008. The decreases in the cost of natural rubber and petroleum-based materials were the most significant drivers of lower raw material costs during 2009, which were down $411.1 million from 2008.
The Company strives to assure raw material supply and to obtain the most favorable pricing. For natural rubber and natural gas, procurement is managed through a combination of buying forward of production requirements and utilizing the spot market. For other principal materials, procurement arrangements include supply agreements that may contain formula-based pricing based on commodity indices, multi-year agreements or spot purchase contracts. While these arrangements typically provide quantities necessary to satisfy normal manufacturing demands, the pricing volatility in these commodities contributes to the difficulty in managing the costs of raw materials.
Selling, general and administrative expenses were $207.0 million (7.4 percent of net sales) in 2009 compared to $185.1 million (6.4 percent of net sales) in 2008. The increase in selling, general and administrative expenses was due primarily to higher incentive-based compensation and increases in accruals for stock-based liabilities.
Products liability costs in 2009 were flat compared to 2008. Included in the $81.5 million total recorded for 2009 are recoveries of legal fees of $2.5 million. Policies applicable to claims occurring on April 1, 2003 and thereafter do not provide for recovery of legal fees. Additional information related to the Company’s accounting for products liability costs appears in the “Critical Accounting Policies” portion of this Management’s Discussion and Analysis.
During 2009, the Company recorded $48.7 million in restructuring costs related to the closure of its Albany, Georgia manufacturing facility and the closure of three distribution centers located in Dayton, New Jersey; Moraine, Ohio and Cedar Rapids, Iowa. The Company recorded $76.4 million in restructuring costs in 2008 related to the two initiatives described in the Restructuring section below.
Interest expense decreased $3.3 million in 2009 from 2008 primarily due to lower debt levels primarily in the PRC.
Interest income decreased $7.7 million in 2009 from 2008 primarily as a result of lower interest rates.
The Company recorded dividend income from its investment in Kumho Tire Co., Inc. in both 2008 and 2007. The Company sold this investment in the third quarter of 2008.
Other — net increased $6.1 million in 2009 from 2008 as a result of the Company recording lower foreign currency losses in 2009, reduced losses from an unconsolidated subsidiary and proceeds from the settlement of a lawsuit.
For the twelve months ended December 31, 2009, the Company recorded an income tax expense of $0.2 million on income before taxes from continuing operations of $115.5 million, prior to the deduction of noncontrolling shareholders’ interests of $31.9 million. Worldwide tax expense was favorably impacted by the decrease in the valuation allowance against U.S. net deferred tax assets and certain foreign net deferred tax assets. It was also favorably impacted by the continuation of tax holidays for some of the Company’s operations in the PRC and a tax benefit for U.S. “specified liability loss” carrybacks. Comparable amounts for 2008 were an income tax benefit of $30.3 million on a loss before taxes of $257.8 million.

The Company continues to maintain a valuation allowance on the U.S. and certain non-U.S. net deferred tax assets existing at December 31, 2009. A valuation allowance is required pursuant to ASC 740 relating to Accounting for Income Taxes, when, based upon an assessment which is largely dependent upon objectively verifiable evidence including recent operating loss history, expected reversal of existing deferred tax liabilities and tax loss carry back capacity, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the United States, the Company has recorded significant deferred tax assets, the largest of which relate to tax attribute carryforwards, products liabilities, pension and other post retirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains a $174.4 million valuation allowance for the portion of U.S. deferred tax assets exceeding deferred tax liabilities. In addition, the Company has recorded valuation allowances of $2.4 million for certain non-U.S. net deferred tax assets primarily associated with losses in foreign jurisdictions. As a result of changes in the amount of U.S. and certain foreign net deferred tax assets during the year, the valuation allowance was decreased in 2009 by $56.8 million. The pension liability and associated deferred tax asset adjustment recorded to equity accounts for $127.0 million of the total valuation allowance at December 31, 2009.
In 2003 the Company initiated bilateral Advance Pricing Agreement (“APA”) negotiations with the Canadian and U.S. governments to change its intercompany transfer pricing process between a formerly owned subsidiary, Cooper-Standard Automotive, Inc., and its Canadian affiliate. In 2009 the governments settled the APA between the governments and the taxpayers for periods 2000-2007. Under terms of the 2004 sale agreement for the subsidiary, the Company is responsible for all tax obligations and is entitled to promptly receive all tax refunds for periods relating to its ownership ending December 23, 2004. The anticipated cash impact to the Company of the above settlement consisted of a refund of taxes paid in Canada, net of various offsets, of approximately $70 million and a tax and interest obligation in the U.S. of approximately $31.1 million which was paid in the fourth quarter of 2009. On July 27, 2009, the Canadian affiliate received a substantial portion of the anticipated refund. However, the refund was not remitted to the Company and on August 3, 2009, Cooper-Standard Holdings Inc., the company that acquired the former subsidiary and its U.S. affiliates filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Canadian affiliate filed for bankruptcy protection in Canada on August 4, 2009. Based upon these facts, the Company does not believe the criteria for recognition of the receivable for the taxes paid during the Company’s ownership has been met and will not record a receivable until the certainty of realization is assured. The Company is pursuing all options to recover the tax refunds to which it is entitled and has filed adversary proceedings in the Delaware Bankruptcy Court against Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., and its Canadian affiliate.
The effects of inflation in areas other than raw materials and utilities did not have a material effect on the results of operations of the Company in 2009.
2008 versus 2007
Consolidated net sales decreased by $50.8 million in 2008. The decrease in net sales was primarily a result of lower volume, primarily in the North American Tire Operations segment. Partially offsetting the lower volumes were improved pricing and mix in both the North American Tire Operations and International Tire Operations segments. The Company recorded an operating loss in 2008 of $216.6 million compared to an operating profit of $134.4 million in 2007. The favorable impacts of improved pricing and mix, along with lower incentive-related compensation were offset by lower volumes, higher raw material costs, production curtailment costs, higher products liability costs and a lower of cost or market inventory adjustment in the International Tire Operations segment. During 2007, the Company recognized a benefit in its North American Tire Operations segment from inventory valuations as a result of the decline in finished goods inventory. In 2008 the Company wrote off the goodwill of the International Tire Operations segment which totaled $31.3 million. In December 2008, the Company announced the planned closure of its Albany, Georgia manufacturing facility and its Dayton, New Jersey distribution center. The Company recorded $76.4 million of restructuring expenses associated with these initiatives in 2008.
The Company continued to experience significant increases in the costs of certain of its principal raw materials during 2008 compared with the levels experienced during 2007. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based and crude oil prices reached record high levels during 2008. Natural rubber prices also peaked at all-time highs during 2008. The increases in the cost of natural rubber and petroleum-based materials were the most significant drivers of higher raw material costs during 2008, which were up approximately $302.9 million from 2007. The pricing volatility in these commodities contributes to the difficulty in managing the costs of raw materials. The increased price of crude oil and natural rubber, along with the growing global demand, remains a fundamental factor to the cost increases experienced for raw materials used by the Company.
Selling, general and administrative expenses were $185.1 million (6.4 percent of net sales) in 2008 compared to $177.5 million (6.1 percent of net sales) in 2007. The increase in selling, general and administrative expenses was due primarily to higher advertising costs in the International Tire Operations segment and the continued ramp-up of the Company’s operations in the PRC, partially offset by lower incentive-related compensation costs.

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
Interest expense increased $2.0 million in 2008 from 2007 primarily due to debt related to investments in PRC, partially offset by the Company’s repurchases of debt in 2008.
The Company incurred $.6 million in costs associated with the repurchase of $14.3 million of its long-term debt during 2008. During 2007, the Company incurred $2.6 million in costs associated with the repurchase of $80.9 million of its long-term debt.
Interest income decreased $5.1 million in 2008 from 2007 as a result of lower cash levels and short-term investments in 2008 than in 2007.
The Company recorded dividend income from its investment in Kumho Tire Co., Inc. of $2.0 million and $1.9 million in 2007 and 2008, respectively.
Other — net decreased $17.5 million in 2008 from 2007 as a result of the Company recording a $3.1 million gain on the sale of stock in Nishikawa Rubber Co., Ltd. and a $4.2 million gain on the sale of a corporate aircraft in 2007. Foreign currency losses were recorded in 2008 compared to foreign currency gains in 2007 accounting for a $6.9 million decrease. The Company recorded losses from an unconsolidated subsidiary of $2.4 million in 2008 compared to earnings of $1.7 million in 2007.
For the twelve months ended December 31, 2008, the Company recorded an income tax benefit of $30.3 million on a loss before taxes from continuing operations of $257.8 million prior to the loss on noncontrolling shareholders’ interests of $8.1 million. Worldwide tax expense was unfavorably impacted by the increase in the valuation allowance against U.S. net deferred tax assets and certain foreign net deferred tax assets. It was favorably impacted by the continuation of tax holidays for some of the Company’s Asian operations and a tax benefit for U.S. “specified liability loss” carry backs. Comparable amounts for 2007 were an income tax expense of $15.8 million on income before taxes of $116.0 million.
The Company continues to maintain a valuation allowance on the U.S. net deferred tax assets and certain foreign net operating losses existing at December 31, 2008. A valuation allowance is required pursuant to SFAS No. 109, “Accounting for Income Taxes,” when, based upon an assessment which is largely dependent upon objectively verifiable evidence including recent operating loss history, expected reversal of existing deferred tax liabilities and tax loss carry back capacity, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the United States, the Company has recorded significant deferred tax assets, the largest of which relate to tax attribute carryforwards, products liabilities, pension and other post retirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintained a $222.1 million valuation allowance for the portion of U.S. deferred tax assets exceeding deferred tax liabilities. As a result of changes in the amount of U.S. and certain foreign net deferred tax assets during the year, the valuation allowance was increased in 2008 by $135.5 million. In addition, the Company has recorded valuation allowances of $9.2 million for net deferred tax assets primarily associated with losses in foreign jurisdictions. The pension liability and associated deferred tax asset adjustment recorded to equity accounts for $142.3 million of the total valuation allowance at December 31, 2008.
The effects of inflation in areas other than raw materials and utilities did not have a material effect on the results of operations of the Company in 2008.
Restructuring
During 2009, the North American Tire Operations and the International Tire Operations segments recorded $48.3 million and $0.4 million, respectively, of restructuring expense associated with initiatives announced at various times throughout 2008 and 2009.

On October 21, 2008, the Company announced it would conduct a capacity study of its United States manufacturing facilities. The study was an evolution of the Strategic Plan as outlined by the Company in February 2008. All of the Company’s U.S. manufacturing facilities were included for review and were analyzed based on a combination of factors, including long-term financial benefits, labor relations and productivity.
At the conclusion of the capacity study, on December 17, 2008, the North American Tire Operations segment announced its plans to close its tire manufacturing facility in Albany, Georgia. This closure resulted in a workforce reduction of approximately 1,330 people. Certain equipment in the facility has been relocated to other manufacturing facilities of the Company. The segment ceased production at the Albany facility in the third quarter of 2009 and has targeted the third quarter of 2010 to complete the relocation of equipment to its other facilities and completion of this initiative.
The cost of this initiative is estimated to range from between $135 million and $145 million. This amount consists of personnel related costs between $28 million and $30 million; and equipment related and other costs are estimated to be between $107 million and $115 million, including asset write downs of between $76 million and $79 million. The above estimates of personnel related costs for this initiative include pension curtailment and settlement costs.
Since the inception of this initiative in December 2008, the Company has recorded $122.7 million of costs related to this initiative. This amount includes employee related costs of $20.6 million and equipment related and other costs of $102.1 million, including impairment losses of $76.1 million to write the Albany land, building and equipment to fair value.
In the North American Tire Operations segment for 2009, the Company recorded $46.7 million of net restructuring expense related to the Albany closure, with $28.4 million used for equipment relocation and other costs, $20.2 million for employee related costs and $.9 million to write the Albany land, building and equipment down to fair value. Included in employee related costs are severance and other employee related costs of $15.4 million, and $4.8 million of settlement losses partially offset by curtailment gains related to pension benefits. The Company received $2.8 million in government grant receipts throughout 2009, partially offsetting gross restructuring expense.
At December 31, 2008, the accrued severance balance was $0.4 million. During 2009, the Company recorded severance costs of $12.9 million and made $12.5 million of severance payments resulting in an accrued severance balance at December 31, 2009 of $0.8 million. The severance charges recorded represent the Company’s best estimate of future amounts to be paid and approximate fair value.
During 2009, the Company also recorded restructuring expenses associated with the closure of three North American distribution centers. The closure of these distribution centers impacted approximately 73 people and had a total cost of $1.6 million. Personnel related costs totaled $1.0 million and equipment related costs totaled $.6 million. All of the closures had been completed by the end of 2009 and severance payments totaled $0.8 million, leaving an accrual balance of $.2 million at December 31, 2009. The severance charges recorded represent the Company’s best estimate of future amounts to be paid and approximate fair value.
In the International Tire Operations segment, Cooper Europe initiated a restructuring program to reduce headcount to align with production volume requirements during the second quarter of 2009. This initiative resulted in the elimination of 45 positions and was completed early in the third quarter of 2009. The Company recorded $.4 million of severance cost related to this initiative and all severance amounts have been paid.
During 2008, the Company incurred restructuring expenses related to the closure of its Albany, Georgia manufacturing facility and the closure of a distribution center in Dayton, New Jersey.
In connection with the Albany initiative, the Company recorded $0.4 million of personnel related costs all of which was accrued at December 31, 2008. The Company also recorded an impairment loss of $75.2 million to write down the Albany land, building and equipment to fair value. The fair value of the land and buildings was determined using a sales comparison approach using recent market data and comparing values to the Albany, Georgia location. The fair value of the machinery and equipment which will not be transferred to other Company locations was determined using the market value approach. The Company also recorded $0.4 million in other restructuring costs related to the Albany facility.
In December 2008, the Company also announced the planned closure of its Dayton, New Jersey distribution center. The cost of this initiative was $0.4 million related to asset write-downs taken in the fourth quarter of 2008. This initiative was completed during the first quarter 2009 and impacted nine people.
During 2007, the North American Tire Operations and the International Tire Operations segments recorded $3.3 million and $0.2 million, respectively, of restructuring expense associated with initiatives announced and started during 2006.

North American Tire Operations Segment

		Change		Change
	2007	%	2008	%	2009
(Dollar amounts in millions)

Sales	$2,209.8	-3.1%	$2,142.1	-6.3%	$2,006.2
Operating profit (loss)	$119.4	n/m	$(174.1)	n/m	$111.0
Operating profit margin	5.4%	n/m	-8.1%	n/m	5.5%
United States unit shipments changes:
Passenger tires
Segment		-16.1%		-4.2%
RMA members		-8.1%		-3.4%
Total Industry		-4.6%		-2.2%
Light truck tires
Segment		-18.6%		-13.6%
RMA members		-15.0%		-5.2%
Total Industry		-15.1%		-6.5%
Total light vehicle tires
Segment		-16.6%		-6.0%
RMA members		-9.1%		-3.6%
Total Industry		-6.1%		-2.8%
Total segment unit sales changes		-11.2%		-5.2%
Overview
The North American Tire Operations segment produces passenger car and light truck tires, primarily for sale in the United States replacement market. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not sell its products directly to end users, except through three Company-owned retail stores, and does not manufacture tires for sale to the automobile original equipment manufacturers (“OEMs”). The segment also distributes in North America radial medium truck and motorcycle tires that are manufactured in the Company’s foreign subsidiaries.
2009 versus 2008
Sales of the North American Tire Operations segment decreased $136 million in 2009 from the sales levels achieved in 2008. The decrease in sales was a result of lower unit volume ($98.6 million) and reduced pricing and mix ($37.4 million). The volume decline occurred in all product categories, but primarily in broadline and light truck tires similar to the decrease experienced in the industry. The reduced pricing and mix declined as industry pricing mirrored lower raw material costs as compared to 2008. The pricing reductions all occurred in the first half of 2008 and were partially recovered by price increases during the third and fourth quarters of 2009 in reaction to additional tariffs imposed on imported tires from the PRC.
In the United States, the segment’s unit shipments of total light vehicle tires decreased 6.0 percent in 2009 from 2008. This decrease exceeded the 3.6 percent decrease in total light vehicle shipments experienced by all members of the Rubber Manufacturers Association (“RMA”) and also exceeded the 2.8 percent decrease in total light vehicle shipments for the total industry (which includes an estimate for non-RMA members) for 2009. The industry decrease in light vehicle tire units was primarily due to the overall economic conditions in North America during the first half of 2009 as impacts of a global recession have affected the demand for tires. During the second half of 2009, the industry began to stabilize and show improvement compared with 2008. Miles driven data improved .5% during 2009.

Operating profit for the segment increased $285 million in 2009 compared to 2008. The improvement was due to lower raw material costs ($307.4 million), improved manufacturing operations ($43.3 million) and reduced restructuring charges ($28.1 million) as the segment continues to reduce manufacturing overhead and scrap costs through the implementation of Six Sigma and LEAN initiatives. These improvements were partially offset by reduced pricing and mix ($45.7 million), higher incentive-related compensation expense ($26.8 million), lower unit volumes ($16.9 million) and the effects of production curtailments during the first half of 2009 required to align production with demand ($4.2 million). The significant decrease in raw material costs was a result of lower prices for raw materials throughout 2009. Raw material costs had reached record high levels during the latter part of 2008.
The segment’s United States based operations determine inventory cost flows using the last-in, first-out (“LIFO”) method. During 2009, inventory levels declined as a result of the segment’s inventory management as well as increases in global demand for replacement tires in the third and fourth quarters. This decline in inventory levels resulted in the segment recognizing a $15.6 million benefit in operating profit from inventory valued at historically lower costs.
During 2009, the North American Tire Operations segment recorded restructuring charges of $48.3 million related to the ongoing initiative to close its Albany, Georgia manufacturing facility, as well as the decisions to close three distribution centers in Dayton, New Jersey; Moraine, Ohio and Cedar Rapids, Iowa. During 2008, the North American Tire Operations segment recorded restructuring charges of $76.4 million related to the previously noted Albany manufacturing facility and the Dayton distribution center. See the discussion of these initiatives in the Restructuring section.
2008 versus 2007
Sales of the North American Tire Operations segment decreased slightly in 2008 from levels in 2007. The decrease in sales was a result of lower unit volume ($312.3 million) offset by improved pricing and mix ($244.6 million). The improved pricing was the result of price increases implemented during 2007 and 2008. The improved mix was primarily the result of increased sales volumes of the Cooper brand, which continues to gain market share, while unit sales to private brand distributors declined from the prior year. The volume decline in the segment was the result of lower unit sales in almost all product segments, but primarily in broadline and light truck tires similar to the decrease experienced in the industry.
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
The United States based operations of the segment determines its inventory cost flows using the last-in, first-out (“LIFO”) method. During 2007, inventory levels declined as a result of the segment’s inventory management initiative. This 2007 decline resulted in the segment recognizing a $22.1 million benefit in operating profit from inventory liquidations due to the elimination of LIFO inventory layers at historically lower costs.
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

International Tire Operations Segment

		Change		Change
	2007	%	2008	%	2009

(Dollar amounts in millions)
Sales	$881.3	10.6%	$975.0	1.9%	$993.8
Operating profit (loss)	$28.9	n/m	$(30.1)	n/m	$72.8
Operating profit margin	3.3%	n/m	-3.1%	n/m	7.3%
Unit sales change		7.3%		8.7%
Overview
In the United Kingdom, the segment produces passenger car, light truck, racing and motorcycle tires and markets these products primarily to dealers in the replacement markets in the United Kingdom, continental Europe and Scandinavia. The segment does not sell its products directly to end users and does not manufacture tires for sale to OEMs in Europe, other than several small contracts with specialty vehicle manufacturers in the United Kingdom.
The segment has two joint venture manufacturing facilities in the PRC, Cooper Chengshan and Cooper Kenda. These facilities produce passenger car, light and medium truck tires and off-the-road tires. These products are manufactured for export to Europe, North America and other markets as well as marketed to dealers in the replacement tire market within the PRC. Only a small percentage of the tires manufactured in the PRC are sold to OEMs.
The segment’s Cooper Kenda joint venture manufactures tires to be exported to markets outside of the PRC. Under the current agreement all of the tires produced by this joint venture will be exported and sold through Cooper Tire & Rubber Company and its affiliates until May 2012.
2009 versus 2008
Sales of the International Tire Operations segment increased $18.8 million in 2009 from the sales levels achieved in 2008. The increase in sales was primarily due to higher unit volumes ($86.7 million) partially offset by decreased pricing and mix ($51.3 million) and the foreign currency impact of a stronger United States dollar in relation to the British pound ($16.6 million). The increase in unit sales was primarily in the Asian operations of this segment. This increase was the result of unusually weak demand at the end of 2008 followed by relatively strong demand in 2009 as economic stimulus programs in the PRC were implemented. European volumes decreased for the year as a result of the carryover effect from the global economic crisis.
Operating profit for the segment in 2009 was $72.8 million, $102.8 million higher than in 2008. Excluding the $31.3 million write-off of goodwill in 2008, the increase in operating profit was due to lower raw material costs ($103.7 million), favorable foreign currency impact ($18.0 million) and improved manufacturing operations ($10.6 million). These impacts were partially offset by unfavorable pricing and mix ($62.6 million) and the effects of production curtailments in the European operations required to align production with demand ($2.4 million).
2008 versus 2007
Sales of the International Tire Operations segment increased $93.7 million in 2008 from the sales levels in 2007. The foreign currency impact increased sales $26.7 million in 2008. The remainder of the increase in sales was due to higher unit volumes ($35.5 million) and improved pricing and mix ($31.5 million). The increase in unit sales was the result of increased transfers to the Company’s North American segment. During the first three quarters of 2008 the segment experienced strong sales in its operations in the PRC. These increases declined during the fourth quarter as a result of the global economic slow down and its effects on both the PRC market and the segment’s exports. European volumes decreased slightly for the year. Throughout 2008 the segment increased prices to offset raw material cost increases. These contributed to a positive price impact, while a higher relative percentage of passenger tires versus radial medium truck tires resulted in an offsetting negative mix impact.

Operating profit for the segment in 2008 was $59.0 million lower than in 2007. The impacts of improved pricing and mix ($76 million) and volume ($2 million) were offset by higher raw material costs ($82 million), including a lower of cost or market inventory adjustment to reflect current prices in PRC ($10 million), the write-off of goodwill ($31 million) and higher advertising, utility and Cooper Kenda ramp up costs. The segments operations reacted to the declining global demand for tires by curtailing operations in its manufacturing facilities to align inventory. During 2007, the segment recorded a gain on the sale of land in Europe ($2.2 million).
Discontinued Operations
On October 5, 2007, the Company sold its Oliver Rubber Company subsidiary which manufactured tread rubber and retreading equipment. During 2007, this subsidiary recorded net sales of $62.3 million and generated an operating profit of $5.2 million.
As discussed in Footnote 7 — Income Taxes in the Notes to Consolidated Financial Statements, during 2009, the Company recorded an income tax and interest obligation related to the Advance Pricing Agreement of $31.1 million. This was recorded as a current tax liability for discontinued operations. The Company is pursuing all options to recover approximately $70 million in tax refunds to which it is entitled under the 2004 Sale agreement for the disposition of the Cooper-Standard Automotive group. During the third quarter of 2009, Cooper-Standard Holdings, Inc., the company that acquired Cooper-Standard Automotive, and its United States and Canadian affiliates filed for bankruptcy protection and the Company has filed adversary proceedings in the Delaware Bankruptcy Court.
The following table provides details of the Company’s discontinued operations:

	2007	2008	2009

Income (loss) related to former automotive operations, net of tax	$(1.8)	$0.3	$(31.4)

Income (loss) from Oliver Rubber subsidiary, net of tax	3.5	(0.2)	(0.3)

	$1.7	$0.1	$(31.7)

Gain on Sale of Oliver Rubber Company
On October 5, 2007, the Company sold its Oliver Rubber Company subsidiary to Michelin North America, Inc. Proceeds from the sale were $66.3 million. The sale resulted in a gain of $26.5 million, net of taxes of $1.9 million including the release of a tax valuation allowance.
Outlook for the Company
The Company expects the return to more normal levels of demand in the replacement tire industry that began in the second half of 2009 will continue into 2010. Demand and growth rates will vary by region as developing markets, including PRC, present more robust opportunities for improvement. Mature tire markets are expected to return to growth approximating normal historical growth rates of two to three percent. While the Company believes pent up demand for tires exists, it does not believe a surge in demand for tires will occur until consumer confidence recovers more fully.
The heightened demand, in combination with relatively low levels of inventory, means the Company expects to operate its manufacturing facilities at very high utilization rates in 2010. This is partially the result of successful efforts to optimize production capacity in recent years. The Company also expects to invest in increased inventory levels during the year, both as a function of the normal pattern of seasonal demand and to support service expectations of customers.
As success continues to build through improved competitiveness there will be additional focus shifted to the imperative of profitable growth. This is designed to leverage the Company’s position and prepare for future growth opportunities. These actions will include the launch of new products to meet market demands, growth in sales channels where the Company is underrepresented and progress in emerging markets. The Company expects this will position it for growth at or above industry rates.
Raw material prices have proven very difficult to accurately predict as commodity markets remain volatile. The Company expects prices for commodities to be higher in 2010 than in 2009. The Company expects its effective tax rate for 2010 will most likely be between 5 percent and 15 percent.

In 2010, the Company will continue to focus on building a strong foundation to take advantage of future market opportunities. This will require the Company to continue investing in opportunities that will make it more cost competitive including automation, LEAN-Six Sigma and manufacturing located in lower cost countries. Additionally, in 2010 the Company will continue to prepare for the implementation of a global ERP system that will enhance organizational capabilities.
The Company remains committed to the Strategic Plan initially communicated in February, 2008. The plan calls for the Company to improve its cost structure, pursue profitable top line growth and improve organizational capabilities. Successful implementation of the three imperatives detailed in the Strategic Plan and improvement in market or industry conditions can drive improved operating results, which may also be subjected to uncontrollable factors including: consumer confidence, gasoline prices, raw material cost volatility, intense competition, government intervention and currency fluctuations. The Company’s focus remains on prudent management of critical resources to drive shareholder value. The Company’s outlook remains cautiously optimistic. The successes it achieves combined with improved global industry conditions can result in an even stronger Company with a more consistent level of profitability.
Liquidity and Capital Resources
Generation and uses of cash — Net cash provided by the operating activities of continuing operations was $478.3 million in 2009, an improvement of $643.3 million from 2008. The improved operating results of continuing operations and the decrease in inventories in 2009 compared to an increase in inventories during 2008 were the primary reasons for this improvement. In 2009, the Company paid the tax and interest liability recorded as discussed in Discontinued Operations.
Net cash used in investing activities during 2009 reflects capital expenditures of $79.3 million, a decrease of $49.4 million from 2008. During the third quarter of 2008, the Company received $107.0 million as a result of exercising its put option on its investment in Kumho Tire Co., Inc. and sold the available-for-sale securities initially purchased in 2007. During 2008, the Company acquired an approximately 38 percent ownership share of a manufacturing operation in Mexico with an investment of $29.2 million and increased its investment in 2009 by $0.7 million. The manufacturing facility is located in Guadalajara, Mexico and is the second largest tire plant in Mexico. The Company made the final payment related to the purchase of Cooper Chengshan in 2008. The Company, in 2007, realized proceeds of $66.3 million from the sale of Oliver Rubber Company. In 2007, “Proceeds from the sale of assets” related primarily to the sale of the Company’s 25 percent interest in the steel cord facility acquired with the Chengshan acquisition, the sale of a corporate aircraft and the sale of a stock investment. The Company’s capital expenditure commitments at December 31, 2009 are $16.1 million and are included in the “Unconditional purchase” line of the Contractual Obligations table which appears later in this section. These commitments will be satisfied with existing cash and cash flows from operations in early 2010.
In December 2009, the Company repaid $96.9 million of its Senior Notes. The Company repurchased $80.9 million and $14.3 million of these notes during 2007 and 2008, respectively and has remaining authorization to repurchase $104 million of debt. During 2007, the Company repurchased 2,991,900 shares of its common stock for $45.9 million and during 2008 the Company repurchased 803,300 shares of its common stock for $13.9 million. At December 31, 2009, the Company has remaining authorization of $40 million for share repurchases. The Company has temporarily suspended it debt and share repurchase programs. During 2009, the Company repaid $63.1 million of debt borrowed in the PRC. Cooper Kenda received capital contributions in 2007 and 2008 from its non-controlling owner for construction of the tire manufacturing facility in the PRC.
Dividends paid on the Company’s common shares in 2009 were $24.9 million, compared to $24.7 million in 2008. The Company has maintained a quarterly dividend of 10.5 cents per share in each quarter during the three years ending December 31, 2009. During 2009, stock options were exercised to acquire 26,230 shares of common stock and the Company recorded $1.9 million of excess tax benefits on equity instruments. During 2008 stock options were exercised to acquire 19,192 shares of common stock compared to 2007 when stock options were exercised to acquire 1,236,660 shares of common stock.
Available credit facilities - On August 30, 2006, the Company established an accounts receivable securitization facility of up to $175 million. Pursuant to the terms of the facility, the Company is permitted to sell certain of its domestic trade receivables on a continuous basis to its wholly-owned, bankruptcy-remote subsidiary, Cooper Receivables LLC (“CRLLC”). In turn, CRLLC may sell from time to time an undivided ownership interest in the purchased trade receivables, without recourse, to a PNC Bank administered, asset-backed commercial paper conduit. The facility was initially scheduled to expire in August 2009. On September 14, 2007, the Company amended the accounts receivable facility to exclude the sale of certain receivables, reduce the size of the facility to $125 million and to extend the maturity to September 2010. No ownership interests in the purchased trade receivables had been sold to the bank conduit as of December 31, 2009. The Company had issued standby letters of credit under this facility totaling $29.5 million and $36.0 million at December 31, 2008 and 2009, respectively.

On November 9, 2007, the Company and its subsidiary, Max-Trac Tire Co., Inc., entered into a Loan and Security Agreement (New Credit Agreement) with a consortium of six banks. This New Credit Agreement provides a $200 million credit facility to the Company and Max-Trac Tire Co., Inc. The New Credit Agreement is a revolving credit facility maturing on November 9, 2012 and is secured by the Company’s United States inventory, certain North American accounts receivable that have not been previously pledged and general intangibles related to the foregoing. The New Credit Agreement and the accounts receivable securitization facility have no significant financial covenants until available credit is less than specified amounts. There were no borrowings under the New Credit Agreement at December 31, 2008 or December 31, 2009.
The Company established a $1.2 billion universal shelf registration in 1999 in connection with an acquisition. Fixed rate debt of $800 million was issued pursuant to the shelf registration in December 1999 to fund the acquisition. The remaining $400 million available under the shelf registration continues to be available at December 31, 2009. Securities that may be issued under this shelf registration include debt securities, preferred stock, fractional interests in preferred stock represented by depositary shares, common stock and warrants to purchase debt securities, common stock or preferred stock.
Available cash and contractual commitments - At December 31, 2009, the Company had cash and cash equivalents totaling $427.0 million. The Company’s additional borrowing capacity based on eligible collateral through use of the above credit facilities with its bank group and other bank lines at December 31, 2009 was $295.6 million. The facilities are sized to meet seasonal working capital demands which are generally highest in the second and third quarters and lowest at year-end.
The Company believes that available cash and credit facilities will be adequate to fund its projected capital expenditures, including its portion of capital expenditures in partially-owned subsidiaries and meet dividend goals. The long-term debt due within one year and the entire amount of short-term notes payable outstanding at December 31, 2009 is primarily debt of consolidated subsidiaries. The Company expects its subsidiaries to refinance or pay these amounts during 2010.
In connection with its acquisition of Cooper Chengshan, beginning January 1, 2009 and continuing through December 31, 2011, the minority interest partner has the right to sell and, if exercised, the Company has the obligation to purchase, the remaining 49 percent minority interest share at a minimum price of $62.7 million. The Company has received notification from its noncontrolling shareholder of its intention to exercise a portion of its put option. After receiving governmental approvals, the Company will purchase the 14 percent share for $17.9 million. This put option is not included in the following table.
The Company’s cash requirements relating to contractual obligations at December 31, 2009 are summarized in the following table:

	Payment Due by Period
(Dollar amounts in thousands)		Less than			After
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt	$335,405	$14,915	$30,032	$-	$290,458
Capital lease obligations and other	11,081	600	1,200	1,200	8,081
Interest on debt and capital lease obligations	297,954	24,464	47,143	46,257	180,090
Operating leases	86,136	15,522	29,072	12,222	29,320
Notes payable (b)	156,719	156,719	-	-	-
Unconditional purchase (a)	83,578	83,578	-	-	-
Postretirement benefits other than pensions (c)	261,926	17,021	34,757	35,178	174,970
Other long-term liabilities and noncontrolling shareholders’ interests (d) (e)	421,630	117	52,451	46,523	322,539

Total contractual cash obligations	$1,654,429	$312,936	$194,655	$141,380	$1,005,458

(a)	Noncancelable purchase order commitments for capital expenditures and raw materials, principally natural rubber, made in the ordinary course of business.
(b)	Financing obtained from financial institutions in the PRC to support the Company’s operations there.
(c)	Represents both the current and long-term portions of postretirement benefits other than pensions liability.
(d)	Based on long-term amounts recorded under U.S. generally accepted accounting principles.
(e)	Pension liability, products liability, nonqualified benefit plans, warranty reserve and other non-current liabilities.
Credit agency ratings - Standard & Poor’s has rated the Company’s long-term corporate credit and senior unsecured debt at B with a positive outlook. Moody’s Investors Service has assigned a B2 corporate family rating and a B3 rating to senior unsecured debt.

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
Products liability - The Company is a defendant in various products liability claims brought in numerous jurisdictions in which individuals seek damages resulting from automobile accidents allegedly caused by defective tires manufactured by the Company. Each of the products liability claims faced by the Company generally involve different types of tires, models and lines, different circumstances surrounding the accident such as different applications, vehicles, speeds, road conditions, weather conditions, driver error, tire repair and maintenance practices, service life conditions, as well as different jurisdictions and different injuries. In addition, in many of the Company’s products liability lawsuits the plaintiff alleges that his or her harm was caused by one or more co-defendants who acted independently of the Company. Accordingly, both the claims asserted and the resolutions of those claims have an enormous amount of variability. The aggregate amount of damages asserted at any point in time is not determinable since often times when claims are filed, the plaintiffs do not specify the amount of damages. Even when there is an amount alleged, at times the amount is wildly inflated and has no rational basis.
The fact that the Company is a defendant in products liability lawsuits is not surprising given the current litigation climate which is largely confined to the United States. However, the fact that the Company is subject to claims does not indicate that there is a quality issue with the Company’s tires. The Company sells approximately 35 to 40 million passenger, light truck, SUV, high performance, ultra high performance and radial medium truck tires per year in North America. The Company estimates that approximately 300 million Cooper-produced tires — made up of thousands of different specifications — are still on the road in North America. While tire disablements do occur, it is the Company’s and the tire industry’s experience that the vast majority of tire failures relate to service-related conditions which are entirely out of the Company’s control - such as failure to maintain proper tire pressure, improper maintenance, road hazard and excessive speed.
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
During 2009, the Company increased its products liability reserve by $55.5 million. The addition of another year of self-insured incidents accounted for $38.4 million of this increase. The Company revised its estimates of future settlements for unasserted and premature claims. In addition, the Company also revised its estimate of the number of additional incidents expected during each year for years subsequent to 2008. These revisions increased the reserve by $3.4 million. Finally, changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $13.7 million.
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
During 2008, the Company paid $39.6 million and during 2009, the Company paid $27.7 million to resolve cases and claims. The Company’s products liability reserve balance at December 31, 2008 totaled $123.6 million (current portion of $28.7 million). At December 31, 2009, the products liability reserve balance totaled $151.4 million (current portion of $30.8 million).
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
Products liability costs totaled $70.3 million, $81.3 million and $81.5 million in 2007, 2008 and 2009, respectively, and include recoveries of legal fees of $9.8 million, $5.7 million and $2.5 million in 2007, 2008 and 2009, respectively. Policies applicable to claims occurring on April 1, 2003, and thereafter, do not provide for recovery of legal fees.
Income Taxes - The Company is required to make certain estimates and judgments to determine income tax expense for financial statement purposes. These estimates and judgments are made in the calculation of tax credits, tax benefits and deductions (such as the U.S. tax incentive for domestic manufacturing activities) and in the calculation of certain tax assets and liabilities which arise from differences in the timing of the recognition of revenue and expense for tax and financial statement purposes. Changes to these estimates will result in an increase or decrease to tax provisions in subsequent periods.
The Company must assess the likelihood that it will be able to recover its deferred tax assets. If recovery is not likely, the provision for income tax expense must be increased by recording a valuation allowance against the deferred tax assets that are deemed to be not recoverable. The Company has maintained a full valuation allowance against its net U.S. deferred tax asset position at December 31, 2009, as it cannot assure the utilization of these assets before they expire. In the event there is a change in circumstances in the future which would affect the utilization of these deferred tax assets, the tax provision in that accounting period would be adjusted by the amount of the assets then deemed to be realizable.

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
The Company applies the rules under ASC 740-10 in its Accounting for Uncertainty in Income Taxes for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, the Company will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company’s estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. The Company’s liability for unrecognized tax benefits for permanent and temporary book/tax differences for continuing operations, exclusive of interest, totals approximately $7.5 million.
Impairment of long-lived assets - The Company’s long-lived assets include property, plant and equipment and other intangible assets. If an indicator of impairment exists for certain groups of property, plant and equipment or definite-lived intangible assets, the Company will compare the forecasted undiscounted cash flows attributable to the assets to their carrying values. If the carrying values exceed the undiscounted cash flows, the Company then determines the fair values of the assets. If the carrying values exceed the fair values of the assets, then an impairment charge is recognized for the difference.
The Company assesses the potential impairment of its indefinite-lived assets at least annually or when events or circumstances indicate impairment may have occurred. The carrying value of these assets is compared to their fair value. If the carrying values exceed the fair values, then a hypothetical purchase price allocation is computed and the impairment charge, if any, is then recorded.
As discussed in the footnotes to the financial statements, Note 4 — Goodwill and Intangible Assets, during 2006, the Company recorded goodwill of $31.3 million and recorded definite-lived intangible assets of $7.2 million associated with the Chengshan acquisition. At December 1, 2008, the Company assessed the goodwill in the International Tire Operations segment and determined that impairment existed. Following a review of the valuation of the segment’s identifiable assets, the Company wrote off the goodwill of the segment.
The Company cannot predict the occurrence of future impairment-triggering events. Such events may include, but are not limited to, significant industry or economic trends and strategic decisions made in response to changes in the economic and competitive conditions impacting the Company’s businesses.
Pension and postretirement benefits - The Company has recorded significant pension liabilities in the United States and the United Kingdom and other postretirement benefit liabilities in the United States that are developed from actuarial valuations. The determination of the Company’s pension liabilities requires key assumptions regarding discount rates used to determine the present value of future benefits payments, expected returns on plan assets and the rates of future compensation increases. The discount rate is also significant to the development of other postretirement benefit liabilities. The Company determines these assumptions in consultation with its actuaries.
The discount rate reflects the rate used to estimate the value of the Company’s pension and other postretirement liabilities for which they could be settled at the end of the year. When determining the discount rate, the Company discounted the expected pension disbursements over the next fifty years using Citigroup Pension Discount Liability Index yield curve rates. Based upon this analysis, the Company used a discount rate of 5.75 percent to measure its United States pension and postretirement benefit liabilities, which is lower than the 6.0 percent used at December 31, 2008. A similar analysis was completed in the United Kingdom and the Company decreased the discount rate used to measure its United Kingdom pension liabilities to 5.7 percent at December 31, 2009 from 6.5 percent at December 31, 2008.
The rate of future compensation increases is used to determine the future benefits to be paid for salaried and non-bargained employees, since the amount of a participant’s pension is partially attributable to the compensation earned during his or her career. The rate reflects the Company’s expectations over time for salary and wage inflation and the impacts of promotions and incentive compensation, which is based on profitability. The Company used 3.25 percent for the estimated future compensation increases in measuring its United States pension liabilities at December 31, 2009 and December 31, 2008. In the United Kingdom, the Company used 3.75 percent for the estimated future compensation increase at December 31, 2009 compared to a rate of 3.57 percent at December 31, 2008.

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
The actual return on United States pension plans’ assets approximated 22.6 percent in 2009 compared to an asset loss of approximately 26.4 percent in 2008. The actual return on United Kingdom pension plan assets approximated 15.6 percent in 2009 compared to an asset loss of 18.5 percent in 2008. The Company’s estimate for the expected long-term return on its United States plan assets was 8.5 percent which was used to derive 2008 and 2009 pension expense. The expected long-term return on United Kingdom plan assets used to derive the 2008 and 2009 pension expense was 7.6 percent and 7.4 percent, respectively.
The Company has accumulated net deferred losses resulting from the shortfalls and excesses in actual returns on pension plan assets from expected returns and, in the measurement of pensions liabilities, decreases and increases in the discount rate and the rate of future compensation increases and differences between actuarial assumptions and actual experience totaling $448.3 million at December 31, 2009. These amounts are being amortized in accordance with the corridor amortization requirements of US GAAP over periods ranging from 10 years to 15 years. Amortization of these net deferred losses was $11.6 million and $34.3 million in 2008 and 2009, respectively.
The Company has implemented household caps on the amounts of retiree medical benefits it will provide to future retirees. The caps do not apply to individuals who retired prior to certain specified dates. Costs in excess of these caps will be paid by plan participants. The Company implemented increased cost sharing in 2004 in the retiree medical coverage provided to certain eligible current and future retirees. Since then cost sharing has expanded such that nearly all covered retirees pay a charge to be enrolled. See Item 1A. Risk Factors — “The Company’s expenditures for pension and postretirement obligations could be materially higher than it has predicted if its underlying assumptions prove to be incorrect.”
In accordance with US GAAP, the Company recognizes the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of its pension and other postretirement benefit (“OPEB”) plans and the net unrecognized actuarial losses and unrecognized prior service costs in the consolidated balance sheets. The unrecognized actuarial losses and unrecognized prior service costs (components of cumulative other comprehensive loss in the stockholder equity section of the balance sheet) will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit costs in the same periods will be recognized as a component of other comprehensive income.
Off-Balance Sheet Arrangements
Certain operating leases related to property and equipment used in the operations of Cooper-Standard Automotive were guaranteed by the Company. These guarantees require the Company, in the event Cooper-Standard Automotive fails to honor its commitments, to satisfy the terms of the lease agreements. As part of the sale of the automotive operations, the Company is seeking releases of those guarantees but to date has been unable to secure releases from certain lessors. The most significant of those leases is for a U. S. manufacturing facility with a remaining term of seven years and total remaining payments of approximately $8.2 million. Other leases cover two facilities in the United Kingdom. These leases have remaining terms of four years and remaining payments of approximately $2.6 million. The Company does not believe it is presently probable that it will be called upon to make these payments. Accordingly, no accrual for these guarantees has been recorded. If information becomes known to the Company at a later date which indicates its performance under these guarantees is probable, accruals for the obligations will be required.

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
A decrease in interest rates by ten percent of the actual rates would have adversely affected the fair value of the Company’s fixed-rate, long-term debt by approximately $18.7 million at December 31, 2009 and approximately $15.8 million at December 31, 2008. An increase in interest rates by ten percent of the actual rates for the Company’s floating rate long-term debt obligations would not have been material to the Company’s results of operations and cash flows.
To manage the volatility of currency exchange exposures related to future sales and purchases, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. For the residual portion, the Company enters into forward exchange contracts and purchases options with maturities of less than 12 months pursuant to the Company’s policies and hedging practices. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value of cash flows of the underlying exposures being hedged. The Company’s unprotected exposures to earnings and cash flow fluctuations due to changes in foreign currency exchange rates were not significant at December 31, 2009 and 2008.
The Company enters into foreign exchange contracts to manage its exposure to foreign currency denominated receivables and payables. The impact from a ten percent change in foreign currency exchange rates on the Company’s foreign currency denominated obligations and related foreign exchange contracts would not have been material to the Company’s results of operations and cash flows.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31
(Dollar amounts in thousands except per share amounts)

	2007	2008	2009

Net sales	$2,932,575	$2,881,811	$2,778,990
Cost of products sold	2,617,161	2,805,638	2,359,963

Gross profit	315,414	76,173	419,027

Selling, general and administrative	177,507	185,064	206,990
Impairment of goodwill and indefinite-lived intangible asset	-	31,340	-
Restructuring	3,515	76,402	48,718
Settlement of retiree medical case	-	-	7,050

Operating profit (loss)	134,392	(216,633)	156,269

Interest expense	48,492	50,525	47,211
Debt extinguishment costs	2,558	593	-
Interest income	(18,004)	(12,887)	(5,193)
Dividend from unconsolidated subsidiary	(2,007)	(1,943)	-
Other - net	(12,677)	4,854	(1,272)

Income (loss) from continuing operations before income taxes	116,030	(257,775)	115,523

Provision (benefit) for income taxes	15,835	(30,274)	231

Income (loss) from continuing operations	100,195	(227,501)	115,292

Income (loss) from discontinued operations, net of income taxes	1,660	64	(31,653)

Gain on sale of discontinued operations, net of income taxes	26,475	-	-

Net income (loss)	128,330	(227,437)	83,639

Net income (loss) attributable to noncontrolling shareholders’ interests	8,760	(8,057)	31,872

Net income (loss) attributable to Cooper Tire & Rubber Company	$119,570	$(219,380)	$51,767

Basic earnings (loss) per share:
Income (loss) from continuing operations attributable to Cooper Tire & Rubber Company	$1.48	$(3.72)	$1.40
Income (loss) from discontinued operations	0.03	-	(0.53)
Gain on sale of discontinued operations	0.43	-	-

Net income (loss) attributable to Cooper Tire & Rubber Company	$1.93 *	$(3.72)	$0.87

Diluted earnings (loss) per share:
Income (loss) from continuing operations attributable to Cooper Tire & Rubber Company	$1.46	$(3.72)	$1.37
Income (loss) from discontinued operations	0.03	-	(0.52)
Gain on sale of discontinued operations	0.42	-	-

Net income (loss) attributable to Cooper Tire & Rubber Company	$1.91	$(3.72)	$0.85

* Amounts do not add due to rounding
See Notes to Consolidated Financial Statements, pages 39 to 69.

CONSOLIDATED BALANCE SHEETS
December 31
(Dollar amounts in thousands, except par value amounts)

	2008	2009

ASSETS
Current assets:
Cash and cash equivalents	$247,672	$426,981
Accounts receivable, less allowances of $10,680 in 2008 and $10,928 in 2009	318,109	367,023
Inventories at lower of cost or market:
Finished goods	247,187	188,323
Work in process	28,234	22,090
Raw materials and supplies	144,691	88,022

	420,112	298,435
Other current assets	58,290	39,392

Total current assets	1,044,183	1,131,831
Property, plant and equipment:
Land and land improvements	33,731	33,321
Buildings	319,025	320,021
Machinery and equipment	1,627,896	1,587,306
Molds, cores and rings	273,641	246,395

	2,254,293	2,187,043
Less accumulated depreciation and amortization	1,353,019	1,336,072

Net property, plant and equipment	901,274	850,971
Intangibles, net of accumulated amortization of $24,096 in 2008 and $23,165 in 2009	19,902	18,546
Restricted cash	2,432	2,219
Other assets	75,105	96,773

	$2,042,896	$2,100,340

See Notes to Consolidated Financial Statements, pages 39 to 69.

	2008	2009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$184,774	$156,719
Accounts payable	248,637	300,448
Accrued liabilities	123,771	158,643
Income taxes	1,409	3,955
Liabilities of discontinued operations	1,182	1,061
Current portion of long-term debt	147,761	15,515

Total current liabilities	707,534	636,341

Long-term debt	325,749	330,971
Postretirement benefits other than pensions	236,025	244,905
Pension benefits	268,773	272,050
Other long-term liabilities	115,803	145,978
Long-term liabilities related to the sale of automotive operations	8,046	6,043
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	-	-
Common stock, $1 par value; 300,000,000 shares authorized; 86,322,514 shares issued in 2008 and 87,850,292 issued in 2009	86,323	87,850
Capital in excess of par value	43,764	70,645
Retained earnings	1,106,344	1,133,133
Cumulative other comprehensive loss	(450,079)	(455,750)

	786,352	835,878

Less: common shares in treasury at cost (27,411,564 in 2008 and 27,327,646 in 2009)	(492,236)	(490,548)

Total parent stockholders’ equity	294,116	345,330
Noncontrolling shareholders’ interests in consolidated subsidiaries	86,850	118,722
Total stockholders’ equity	380,966	464,052

	$2,042,896	$2,100,340

See Notes to Consolidated Financial Statements, pages 39 to 69.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands except per share amounts)

							Noncontrolling
				Cumulative		Total	Shareholders’
	Common	Capital In		Other	Common	Parent	Interests in
	Stock	Excess of	Retained	Comprehensive	Shares in	Stockholders’	Consolidated
	$1 Par Value	Par Value	Earnings	Income (Loss)	Treasury	Equity	Subsidiaries

Balance at January 1, 2007	$86,323	$38,144	$1,256,971	$(282,552)	$(458,995)	$639,891	$71,309

Net income			119,570			119,570	8,760
Other comprehensive income:
Unrecognized postretirement benefits, net of $6,629 tax effect				68,462		68,462
Currency translation adjustment				13,847		13,847
Change in the fair value of derivatives and unrealized gain on marketable securities, net of $1,835 tax effect				(5,434)		(5,434)

Comprehensive income						196,445	8,760
Transactions between Cooper Tire & Rubber Company and noncontrolling shareholders							10,588
Purchase of 2,991,900 treasury shares					(45,882)	(45,882)
Stock compensation plans, including tax benefit of $2,915		2,532	(13)		25,319	27,838
Cash dividends — $.42 per share			(26,001)			(26,001)

Balance at December 31, 2007	86,323	40,676	1,350,527	(205,677)	(479,558)	792,291	90,657
Net (loss)			(219,380)			(219,380)	(8,057)
Other comprehensive income (loss):
Unrecognized postretirement benefits, net of $1,306 tax effect				(234,455)		(234,455)
Currency translation adjustment				(17,350)		(17,350)
Change in the fair value of derivatives and unrealized gain on marketable securities, net of $103 tax effect				7,403		7,403

Comprehensive loss						(463,782)	(8,057)
Transactions between Cooper Tire & Rubber Company and noncontrolling shareholders							4,250
Purchase of 803,300 treasury shares					(13,853)	(13,853)
Stock compensation plans, including tax benefit of $26		3,088	(30)		1,175	4,233
Cash dividends — $.42 per share			(24,773)			(24,773)

Balance at December 31, 2008	86,323	43,764	1,106,344	(450,079)	(492,236)	294,116	86,850

Net income			51,767			51,767	31,872
Other comprehensive income (loss):
Unrecognized postretirement benefits, net of $17,337 tax effect				(4,801)		(4,801)
Currency translation adjustment				3,948		3,948
Change in the fair value of derivatives and unrealized gain on marketable securities, net of $2,397 tax effect				(4,818)		(4,818)

Comprehensive income						46,096	31,872
Issuance of 1,527,778 shares of stock	1,527	20,473				22,000
Stock compensation plans, including tax benefit of $1,944		6,408	(52)		1,688	8,044
Cash dividends — $.42 per share			(24,926)			(24,926)

Balance at December 31, 2009	$87,850	$70,645	$1,133,133	$(455,750)	$(490,548)	$345,330	$118,722

See Notes to Consolidated Financial Statements, pages 39 to 69.

          CONSOLIDATED STATEMENTS OF CASH FLOWS
          Years ended December 31
          (Dollar amounts in thousands)

	2007	2008	2009

Operating activities:
Net income/(loss)	$128,330	$(227,437)	$83,639
Adjustments to reconcile net income/(loss) to net cash provided by continuing operations:
Loss (income) from discontinued operations, net of income taxes	(1,660)	(64)	31,653
Gain on sale of discontinued operations, net of income taxes	(26,475)	—	-
Depreciation	131,007	138,805	121,483
Amortization	5,925	3,954	2,028
Deferred income taxes	16,717	(3,327)	(6,950)
Stock based compensation	3,731	3,924	5,419
Net impact of inventory write-down and change in LIFO reserve	(7,585)	92,283	(94,790)
Amortization of unrecognized postretirement benefits	18,499	12,963	32,903
Loss (gain) on sale of assets	(3,477)	4,199	874
Debt extinguishment costs	2,558	593	-
Restructuring asset write-down	197	75,557	900
Impairment of goodwill and indefinite-lived intangible asset	—	31,340	-
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	42,748	20,149	(42,544)
Inventories	48,311	(217,557)	221,109
Other current assets	(2,654)	(34,600)	26,769
Accounts payable	30,026	(46,906)	49,548
Accrued liabilities	19,446	(8,518)	32,658
Other items	(44,893)	(10,350)	13,647

Net cash provided by (used in) continuing operations	360,751	(164,992)	478,346
Net cash provided by (used in) discontinued operations	12,043	(2,225)	(33,777)

Net cash provided by (used in) operating activities	372,794	(167,217)	444,569
Investing activities:
Property, plant and equipment	(140,972)	(128,773)	(79,333)
Proceeds from sale of investment in Kumho Tire Company	—	106,950	-
Proceeds from the sale of (investment in) available-for-sale debt securities	(49,765)	49,765	-
Investment in unconsolidated subsidiary	—	(29,194)	(659)
Acquisition of businesses, net of cash acquired	(11,964)	(5,956)	-
Proceeds from the sale of business	66,256	—	-
Proceeds from the sale of assets	19,654	6,408	1,535

Net cash used in continuing operations	(116,791)	(800)	(78,457)
Net cash used in discontinued operations	(1,859)	—	-

Net cash used in investing activities	(118,650)	(800)	(78,457)
Financing activities:
Payments on long-term debt of parent company	(80,867)	(14,300)	(96,913)
Premium paid on debt repurchases	(2,224)	(552)	-
Net borrowings (repayments) on debt in partially owned subsidiaries	(10,667)	108,818	(63,111)
Contributions of joint venture partner	15,588	4,250	-
Purchase of treasury shares	(45,882)	(13,853)	-
Payment of dividends	(26,001)	(24,773)	(24,926)
Issuance of common shares and excess tax benefits on options	24,107	309	2,301

Net cash provided by (used in) financing activities	(125,946)	59,899	(182,649)
Effects of exchange rate changes on cash of continuing operations	(3,906)	9,843	(4,154)

Changes in cash and cash equivalents	124,292	(98,275)	179,309
Cash and cash equivalents at beginning of year	221,655	345,947	247,672

Cash and cash equivalents at end of year	$345,947	$247,672	$426,981

See Notes to Consolidated Financial Statements, pages 39 to 69.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share amounts)
Note 1 – Significant Accounting Policies
Reclassification – On December 23, 2004, the Company sold its automotive business, Cooper-Standard Automotive (“Cooper-Standard”), to an entity formed by The Cypress Group and Goldman Sachs Capital Partners. The operations of the Company’s Oliver Rubber Company subsidiary (formerly part of the North American Tire Operations segment), were sold on October 5, 2007. Proceeds from the sale were $66,256. The sale resulted in a gain of $26,475, net of taxes of $1,924 including the release of a tax valuation allowance. These operations are considered to be discontinued operations.
The Company’s consolidated financial statements reflect the accounting and disclosure requirements which mandate the segregation of operating results for the current year and comparable prior year periods and the balance sheets related to the discontinued operations from those related to ongoing operations. Accordingly, the consolidated statements of operations for the years ended December 31, 2007, 2008 and 2009 reflect this segregation as income from continuing operations and income from discontinued operations and the consolidated balance sheets at December 31, 2008 and 2009 display the current and long-term liabilities related to the sale of the automotive operations. These liabilities reflect amounts associated with a pension related obligation in the United Kingdom, a deferred compensation program and tax reserves.
On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. This standard changes the reporting of noncontrolling interests in the consolidated statement of operations and the consolidated balance sheet. Certain amounts for the prior year have been reclassified to conform to 2009 presentations. On the Consolidated Statements of Operations, the 2009 caption “Net income (loss) attributable to Cooper Tire & Rubber Company” is comparable to the caption “Net income (loss)” used in prior years.
The Company has evaluated subsequent events for recognition or disclosure through the time it filed this Form 10-K with the Securities and Exchange Commission on March 2, 2010.
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
The Company entered into a joint venture with Kenda Tire Company to construct and operate a tire manufacturing facility in the PRC which began production in 2007. Until May 2012, all of the tires produced by this joint venture are required to be exported and sold by Cooper Tire & Rubber Company and its affiliates. Due to this requirement, the Company has the power to direct the manufacturing operations of the joint venture to produce the types of tires required by the Company to meet its global demands. The Company has determined it is the primary beneficiary of this joint venture because of the operational control and the fact it currently receives all of the tires produced by this manufacturing operation.
The Company has also entered into a joint venture with Nemet International to market and distribute Cooper, Pneustone and associated brand tires in Mexico. The Company has provided additional financial support to this joint venture in order to allow it to finance its business activities. The joint venture partner has not provided such additional support. The Company has determined it is the primary beneficiary of this joint venture due to the subordinated financial support it has provided to the entity which would require the Company to absorb more than 50% of expected losses.
Since the Company has determined that each of these entities is a Variable Interest Entity (VIE) and it is the primary beneficiary, it has included their assets, liabilities and operating results in its consolidated financial statements. The Company has recorded the interest related to the joint venture partners’ ownership in noncontrolling shareholders’ interests in consolidated subsidiaries. The following table summarizes the balance sheets of these variable interest entities at December 31:

	2008	2009

Assets
Cash and cash equivalents	$4,911	$23,998
Accounts receivable	11,607	9,359
Inventories	28,080	16,472
Prepaid expenses	3,221	2,688

Total current assets	47,819	52,517
Net property, plant and equipment	134,639	139,705
Intangibles and other assets	14,247	12,773

Total assets	$196,705	$204,995

Liabilities and stockholders’ equity
Notes payable	$69,430	$87,016
Accounts payable	8,478	7,147
Accrued liabilities	11,548	1,118
Current portion of long-term debt	—	10,525

Current liabilities	89,456	105,806
Long-term debt	10,500	-
Stockholders’ equity	96,749	99,189

Total liabilities and stockholders’ equity	$196,705	$204,995

Cash and cash equivalents and Short-term investments – The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.
The Company’s objectives related to the investment of cash not required for operations is to preserve capital, meet the Company’s liquidity needs and earn a return consistent with these guidelines and market conditions. Investments deemed eligible for the investment of the Company’s cash include: 1) U.S. Treasury securities and general obligations fully guaranteed with respect to principle and interest by the government; 2) obligations of U.S. government agencies; 3) commercial paper or other corporate notes of prime quality purchased directly from the issuer or through recognized money market dealers; 4) time deposits, certificates of deposit or bankers’ acceptances of banks rated “A-” by Standard & Poor’s or “A3” by Moody’s; 5) collateralized mortgage obligations rated “AAA” by Standard & Poor’s and “Aaa” by Moody’s; 6) tax-exempt and taxable obligations of state and local governments of prime quality; and 7) mutual funds or outside managed portfolios that invest in the above investments. The Company had cash and cash equivalents totaling $247,672 and $426,981 at December 31, 2008 and December 31, 2009, respectively. The majority of the cash and cash equivalents was invested in eligible financial instruments in excess of amounts insured by the Federal Deposit Insurance Corporation and, therefore, subject to credit risk.
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
Pre-production costs related to long-term supply arrangements - When the Company has a contractual arrangement for reimbursement of costs incurred during the engineering and design phase of customer-owned mold projects by the customer, development costs are recorded in Other assets in the accompanying consolidated balance sheets. Reimbursable costs for customer-owned molds included in Other assets were $442 and $812 at December 31, 2008 and 2009, respectively. Upon completion and acceptance of customer-owned molds, reimbursable costs are recorded as accounts receivable. At December 31, 2008 and 2009, respectively, $558 and $243 were included in Accounts receivable for customer-owned molds.
Earnings (loss) per common share - Net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding each year. Diluted earnings (loss) per share from continuing operations includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings (loss) per share:

(Number of shares in thousands)	2007	2008	2009

Numerator for basic and diluted earnings (loss) per share - income (loss) from continuing operations available to common stockholders	$91,435	$(219,444)	$83,420

Denominator for basic earnings (loss) per share - weighted average shares outstanding	61,938	59,048	59,439

Effect of dilutive securities - stock options and other stock units	774	-	1,242

Denominator for diluted earnings (loss) per share - adjusted weighted average shares outstanding	62,712	59,048	60,681

Basic earnings (loss) per share from continuing operations attributable to Cooper Tire & Rubber Company	$1.48	$(3.72)	$1.40

Diluted earnings (loss) per share from continuing operations attributable to Cooper Tire & Rubber Company	$1.46	$(3.72)	$1.37

Options to purchase shares of the Company’s common stock not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares were 756,740 in 2007 and 503,114 in 2009. These options could be dilutive in the future depending on the performance of the Company’s stock. Due to the loss recorded in 2008, 1,239,138 options were not included in the computation of diluted earnings (loss) per share.
The Company repurchased 2,991,900 shares in 2007 and 803,300 shares in 2008. No shares were repurchased in 2009.
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
During 2009, the Company increased its products liability reserve by $55,452. The addition of another year of self-insured incidents accounted for $38,369 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims. These revisions increased the reserve by $3,379. Finally, changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $13,705.
The time frame for the payment of a products liability claim is too variable to be meaningful. From the time a claim is filed to its ultimate disposition depends on the unique nature of the case, how it is resolved – claim dismissed, negotiated settlement, trial verdict and appeals process — and is highly dependent on jurisdiction, specific facts, the plaintiff’s attorney, the court’s docket and other factors. Given that some claims may be resolved in weeks and others may take five years or more, it is impossible to predict with any reasonable reliability the time frame over which the accrued amounts may be paid.
During 2008, the Company paid $39,643 and during 2009, the Company paid $27,663 to resolve cases and claims. The Company’s products liability reserve balance at December 31, 2008 totaled $123,632 (current portion of $28,737). At December 31, 2009, the products liability reserve balance totaled $151,421 (current portion of $30,805).
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
Products liability costs totaled $70,303, $81,262 and $81,475 in 2007, 2008 and 2009, respectively, and include recoveries of legal fees of $9,795, $5,742 and $2,486 in 2007, 2008 and 2009, respectively. Policies applicable to claims occurring on April 1, 2003, and thereafter, do not provide for recovery of legal fees.
Advertising expense – Expenses incurred for advertising include production and media and are generally expensed when incurred. Dealer-earned cooperative advertising expense is recorded when earned. Advertising expense for 2007, 2008 and 2009 was $42,555, $48,102 and $43,690, respectively.
Stock-based compensation - The Company’s incentive compensation plans allow the Company to grant awards to key employees in the form of stock options, stock awards, restricted stock units, stock appreciation rights, performance units, dividend equivalents and other awards. Compensation related to these awards is determined based on the fair value on the date of grant and is amortized to expense over the vesting period. For restricted stock units and performance based units, the Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire. If awards can be settled in cash, these awards are recorded as liabilities and marked to market. See Note 14 — Stock Based Compensation for additional information.
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

	2008	2009

Reserve at January 1	$16,510	$18,244
Additions	19,816	23,134
Payments	(18,082)	(17,564)

Reserve at December 31	$18,244	$23,814

The warranty reserve increase was mainly in the PRC driven by increased sales volumes and an increase in the mix of domestic tires.
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
Revenue recognition – Revenues are recognized when title to the product passes to customers. Shipping and handling costs are recorded in cost of products sold. Allowance programs such as volume rebates and cash discounts are recorded at the time of sale based on anticipated accrual rates for the year.
Research and development – Costs are charged to cost of products sold as incurred and amounted to approximately $22,186, $23,054 and $22,298 in 2007, 2008 and 2009, respectively.
Accounting pronouncements –
Accounting Codification – In June 2009, the Financial Accounting Standards Board (“FASB”) approved the “FASB Accounting Standards Codification” (“the Codification” or “ASC”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification was effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.
Fair value measurements – In September 2006, the FASB issued accounting guidance on fair value measurements, which provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it. In addition, this guidance expands disclosures about fair value measurements. In February 2008, the FASB issued additional guidance that (1) deferred the effective date of the original guidance for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removed certain leasing transactions from the scope of the original guidance. The Company has adopted this guidance as of January 1, 2009 and it did not have a material impact on its consolidated financial statements. See Note 9- Fair Value of Financial Instruments for additional information.
Business combinations and noncontrolling interests in consolidated financial statements – In December 2007, the FASB issued accounting guidance on business combinations and noncontrolling interests in consolidated financial statements. The guidance on business combinations requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed. Further, it also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs. Under the guidance on noncontrolling interests, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions. The Company adopted this new guidance on January 1, 2009. As required, the guidance on noncontrolling interests was adopted through retrospective application, and all prior period information has been adjusted accordingly. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Disclosures about derivative instruments and hedging activities – In March 2008, the FASB issued accounting guidance on disclosures about derivative instruments and hedging activities. This guidance expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format. It also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The Company adopted this new guidance on January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. See Note 9 – Fair Value of Financial Instruments for additional information.
Employers’ disclosures about postretirement benefit plan assets – In December 2008, the FASB issued accounting guidance on employers’ disclosures about postretirement benefit plan assets. This guidance expands the disclosure set forth in previous guidance by adding required disclosures about (1) how investment allocation decisions are made by management, (2) major categories of plan assets, and (3) significant concentration of risk. Additionally, this guidance requires an employer to disclose information about the valuation of plan assets similar to that required under the accounting guidance on fair value measurements. The Company adopted this guidance for its consolidated financial statements for the annual period ending December 31, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. See Note 10 – Pensions and Postretirement Benefits Other than Pension for additional information.
Interim disclosures about fair value of financial instruments – In April 2009, the FASB issued accounting guidance that requires that the fair value disclosures previously required on an annual basis be included for interim reporting periods. The Company adopted this guidance on April 1, 2009 and the adoption of this guidance did not have a material impact on its consolidated financial statements. See Note 9 – Fair Value of Financial Instruments for additional information.
Recognition and presentation of other-than-temporary impairments – In April 2009, the FASB issued accounting guidance on the recognition and presentation of other-than-temporary impairments. This new guidance amends the existing impairment guidance relating to certain debt securities and requires a company to assess the likelihood of selling the security prior to recovering its cost basis. When a security meets the criteria for impairment, the impairment charges related to credit losses would be recognized in earnings, while noncredit losses would be reflected in other comprehensive income. Additionally, it requires a more detailed, risk-oriented breakdown of major security types and related information. The Company adopted this guidance on April 1, 2009 and the adoption of this guidance did not have a material impact on tits consolidated financial statements.
Subsequent events – In May 2009, the FASB issued accounting guidance on subsequent events that establishes standards of accounting for and disclosure of subsequent events. In addition, it requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This new guidance was adopted for the Company’s consolidated financial statements for the quarterly period ending June 30, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
Accounting for transfers of financial assets – In June 2009, the FASB issued accounting guidance on accounting for transfers of financial assets. This guidance amends previous guidance by including: the elimination of the qualifying special-purpose entity (QSPE) concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor. Additionally, the guidance requires extensive new disclosures regarding an entity’s involvement in a transfer of financial assets. Finally, existing QSPEs (prior to the effective date of this guidance) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept. The Company will be required to adopt this new guidance effective January 1, 2010 and is currently evaluating the provisions of this guidance and the impact on its consolidated financial statements.
Consolidation of variable interest entities – In June 2009, the FASB issued accounting guidance on the consolidation of variable interest entities (VIEs). This new guidance revises previous guidance by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a variable-interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity. The Company will be required to adopt this new guidance effective January 1, 2010 and is currently evaluating the provisions of this guidance and the impact on its consolidated financial statements.

Note 2 – Inventories
At December 31, 2008, approximately 33 percent of the Company’s inventories had been valued under the LIFO method. During 2009, raw material and finished goods inventory in Asia returned to more normal levels when compared to the December 31, 2008 balances. This reduction in inventory in Asia coupled with lower finished goods inventories in North America caused the percentage of the Company’s inventories valued under the LIFO method to increase to 45 percent at December 31, 2009. The remaining inventories have been valued under the FIFO or average cost method and all inventories are stated at the lower of cost or market.
Under the LIFO method, inventories have been reduced by approximately $221,854 and $127,064 at December 31, 2008 and 2009, respectively, from current cost which would be reported under the first-in, first-out method. Inventories in the United States which are accounted for under the LIFO method declined in 2007 and 2009 from prior years. As a result of these inventory declines, cost of products sold for these years was reduced $22,009 and $15,600, respectively in the North American Tire Operations segment.
The Company’s International Tire Operations pre-purchased significant amounts of raw materials, particularly natural rubber during a period when prices for these commodities were high at the end of 2008. This was done with the intent of assuring supply and minimizing future costs. At the end of 2008 demand for tires severely declined affecting the rate at which these raw materials could be used and the number of units in finished goods inventory. The Company was required to record a charge of $5,809 related to these raw materials and $4,428 related to finished goods at the end of 2008 to adhere to lower of cost or market accounting principles.
Note 3 – Other Current Assets
Other current assets at December 31 are as follows:

	2008	2009

Income tax recoverable	$43,441	$9,967
Assets held for sale	-	10,000
Other	14,849	19,425

	$58,290	$39,392

The land, building and certain manufacturing equipment located at the Albany, Georgia are now classified as “assets held for sale” at a fair value determined based on quoted prices for similar assets in an active market.
Note 4 – Goodwill and Intangibles
Goodwill is recorded in the segment where it was generated by acquisitions. Purchased goodwill and indefinite-lived intangible assets are tested annually for impairment unless indicators are present that would require an earlier test.
During the fourth quarter of 2007, the Company completed its annual test for impairment and no impairment was indicated.
During the fourth quarter of 2008, the Company completed its annual test for impairment and determined that impairment existed in the goodwill of its International Tire Operations segment. The impact of the global economic environment caused the Company to revise its future cash flow projections and, following a review of the valuation of the segment’s identifiable assets, the Company wrote off the goodwill of the International Tire Operations segment which totaled $31,340 and represented all of the goodwill recorded.
During the fourth quarter of 2009, the Company completed its annual impairment test and no impairment was indicated.

The following table presents intangible assets and accumulated amortization balances as of December 31, 2008 and 2009:

	December 31, 2008			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Definite-lived:
Trademarks and tradenames	$10,891	$(3,874)	$7,017	$10,891	$(4,467)	$6,424
Patents and technology	15,038	(14,382)	656	15,038	(14,606)	432
Other	8,252	(5,840)	2,412	5,965	(4,092)	1,873

	34,181	(24,096)	10,085	31,894	(23,165)	8,729
Indefinite-lived:
Trademarks	9,817	-	9,817	9,817	-	9,817

	$43,998	$(24,096)	$19,902	$41,711	$(23,165)	$18,546

Estimated amortization expense over the next five years is as follows: 2010 - $1,289, 2011 - $1,259, 2012 - $1,237, 2013 - $863 and 2014 - $613.
Note 5 – Other Assets
Other assets at December 31 are as follows:

	2008	2009

Investment in unconsolidated subsidiary	$26,848	$20,835
Deferred tax assets	11,147	31,892
Other	37,110	44,046

	$75,105	$96,773

During 2008, the Company invested $29,200 in a Mexican tire manufacturing operation and obtained an approximate 38 percent ownership interest and recorded its share of the loss of the operation in the amount of $2,352. During 2009, the Company invested an additional $659, recorded its share of the loss of the operations of $672 in Other – net on the Statement of Operations and recorded a currency loss of $6,000 included in the Cumulative currency translation adjustment of the Cumulative other comprehensive loss component of Stockholders’ equity.
Note 6 – Accrued Liabilities
Accrued liabilities at December 31 are as follows:

	2008	2009

Payroll and withholdings	$22,047	$55,087
Products liability	28,737	30,805
Medical	22,396	5,351
Foreign currency (gain) loss on derivative financial instruments	(1,252)	2,080
Other	51,843	65,320

	$123,771	$158,643

Note 7 - Income Taxes
Components of income (loss) from continuing operations before income taxes and noncontrolling shareholders’ interests were as follows:

	2007	2008	2009

United States	$69,205	$(228,398)	$35,200
Foreign	46,825	(29,377)	80,323

Total	$116,030	$(257,775)	$115,523

The provision (benefit) for income tax for continuing operations consists of the following:

	2007	2008	2009

Current:
Federal	$5,124	$(31,368)	$(3,990)
State and local	753	147	966
Foreign	2,447	4,274	10,020

	8,324	(26,947)	6,996
Deferred:
Federal	4,171	(2,005)	(770)
State and local	(183)	-	-
Foreign	3,523	(1,322)	(5,995)

	7,511	(3,327)	(6,765)

	$15,835	$(30,274)	$231

A reconciliation of income tax expense (benefit) for continuing operations to the tax based on the U.S. statutory rate is as follows:

	2007	2008	2009

Income tax provision (benefit) at 35%	$40,610	$(90,221)	$40,423
State and local income tax, net of federal income tax effect	613	(6,399)	628
U.S. tax credits	(1,689)	(2,415)	(1,478)
Difference in effective tax rates of international operations	(8,662)	13,235	(24,078)
Interest on tax settlement	-	-	(4,239)
Valuation allowance	(12,804)	54,458	(14,139)
Other — net	(2,233)	1,068	3,114

Income tax expense	$15,835	$(30,274)	$231
Payments, including discontinued operations, for income taxes in 2007, 2008 and 2009, net of refunds, were $16,200, $10,351 and ($8,405), respectively.

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31 were as follows:

	2008	2009

Deferred tax assets:
Postretirement and other employee benefits	$198,881	$189,269
Products liability	40,304	45,753
Net operating loss, capital loss, and tax credits carryforwards	63,066	47,708
All other items	70,072	49,515

Total deferred tax assets	372,323	332,245
Deferred tax liabilities:
Property, plant and equipment	(114,462)	(108,398)
All other items	(15,444)	(15,189)

Total deferred tax liabilities	(129,906)	(123,587)

	242,417	208,658
Valuation allowances	(231,270)	(176,766)

Net deferred tax asset	$11,147	$31,892

The net deferred taxes are included in the consolidated balance sheets as follows:

	2008	2009

Other assets	$11,147	$31,892

At December 31, 2009, the Company has U.S. federal tax losses of $31,927, as well as apportioned state tax losses of $247,139 and foreign tax losses of $8,413 available for carryforward. The Company also has U.S. federal tax credits of $14,491 and state tax credits of $6,111 in addition to U.S. capital losses of $1,011 available for carryforward. Valuation allowances have been provided for those items which, based upon an assessment, it is more likely than not that some portion may not be realized. The U.S. federal and state tax loss carryforwards and other tax attributes will expire from 2010 through 2028. The foreign tax losses expire no sooner than 2012. U.S. capital loss carryforwards of $42,011 expired unutilized as of the end of the year.
The Company’s remaining U.S. federal tax loss carryforward is net of a current year “specified liability loss” carryback of $23,872. This carryback resulted in a current year tax benefit of $8,355.
The Company applies ASC 740 in Accounting for Income Taxes including ASC 740-10 relating to Accounting for Uncertainty in Income Taxes. The Company’s liability for unrecognized tax benefits for permanent and temporary book/tax differences for continuing operations, exclusive of interest, total approximately $7,517 as itemized in the tabular roll forward below:

	2007	2008	2009

Balance at January 1	$1,658	$3,777	$7,623
Settlements for tax positions of prior years	-	-	(164)
Additions for tax positions of the current year	403	1,640	934
Additions for tax positions of prior years	1,716	2,307	18
Reductions for tax positions of prior years	-	(101)	(894)

Balance at December 31	$3,777	$7,623	$7,517

Of this amount, the effective rate would change upon the recognition of approximately $6,111 of these unrecognized tax benefits. The Company accrued, through the tax provision, approximately $319, $419 and $451 of interest expense for 2007, 2008 and 2009 respectively. At December 31, 2009, the Company has $445 of interest accrued and unpaid.

U. S. income taxes were not provided on a cumulative total of approximately $140,315 of undistributed earnings, as well as a minimal amount of other comprehensive income for certain non-U.S. subsidiaries. The Company currently intends to reinvest these earnings in operations outside the United States. It is not practicable to determine the amount of additional U.S. income taxes that could be payable upon remittance of these earnings since taxes payable would be reduced by foreign tax credits based upon income tax laws and circumstances at the time of distribution. The Company has joint ventures in the PRC that have been granted full and partial income tax holidays which resulted in a $4,289, $.07 per share, favorable impact to the Company in 2009. The holidays terminate after five years and will begin to phase out after 2010.
In 2003 the Company initiated bilateral Advance Pricing Agreement (“APA”) negotiations with the Canadian and U.S. governments to change its intercompany transfer pricing process between a formerly owned subsidiary, Cooper-Standard Automotive, Inc., and its Canadian affiliate. In 2009 the governments settled the APA between the governments and the taxpayers for periods 2000-2007. Under terms of the 2004 sale agreement for the subsidiary, the Company is responsible for all tax obligations and is entitled to promptly receive all tax refunds for periods relating to its ownership ending December 23, 2004. The anticipated cash impact to the Company of the above settlement consists of a refund of taxes paid in Canada, net of various offsets, of approximately $70,000 and a tax and interest obligation in the U.S. of approximately $31,051 which was paid in the fourth quarter. On July 27, 2009, the Canadian affiliate received a substantial portion of the anticipated refund. However, the refund was not remitted to the Company and on August 3, 2009, Cooper-Standard Holdings Inc., the company that acquired the former subsidiary, and its U.S. affiliates filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Canadian affiliate filed for bankruptcy protection in Canada on August 4, 2009. Based upon these facts, the Company does not believe the criteria for recognition of the receivable for the taxes paid during the Company’s ownership has been met and will not record a receivable until the certainty of realization is assured. The Company is pursuing all options to recover the tax refunds to which it is entitled and has filed adversary proceedings in the Delaware Bankruptcy Court against Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., and its Canadian affiliate.
The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by tax authorities for years prior to 2000.
Note 8 - Debt
On August 30, 2006, the Company established an accounts receivable securitization facility of up to $175,000. Pursuant to the terms of the facility, the Company is permitted to sell certain of its domestic trade receivables on a continuous basis to its wholly-owned, bankruptcy-remote subsidiary, Cooper Receivables LLC (“CRLLC”). In turn, CRLLC may sell from time to time an undivided ownership interest in the purchased trade receivables, without recourse, to a PNC Bank administered, asset-backed commercial paper conduit. The facility was initially scheduled to expire in August 2009. On September 14, 2007, the Company amended the accounts receivable facility to exclude the sale of certain receivables, reduce the size of the facility to $125 million and to extend the maturity to September 2010. No ownership interests in the purchased trade receivables had been sold to the bank conduit as of December 31, 2009. The Company had issued standby letters of credit under this facility totaling $29,500 and $36,000 at December 31, 2008 and 2009, respectively.
In accordance with US GAAP, the ownership interest in the trade receivables sold to the bank conduit will be recorded as legal transfers without recourse, with those accounts receivable removed from the consolidated balance sheet. The Company continues to service any sold trade receivables for the financial institution at market rates; accordingly, no servicing asset or liability will be recognized.
On November 9, 2007, the Company and its subsidiary, Max-Trac Tire Co., Inc., entered into a Loan and Security Agreement (New Credit Agreement) with a consortium of six banks. This New Credit Agreement provides a $200,000 credit facility to the Company and Max-Trac Tire Co., Inc. The New Credit Agreement is a revolving credit facility maturing on November 9, 2012 and is secured by the Company’s United States inventory, certain North American accounts receivable that have not been previously pledged and general intangibles related to the foregoing. The New Credit Agreement and the accounts receivable securitization facility have no financial covenants. Borrowings under the New Credit Agreement bear a margin based on the London Interbank Offered Rate. There were no borrowings under the New Credit Agreement at December 31, 2008 or December 31, 2009.

The following table summarizes the long-term debt of the Company at December 31, 2008 and 2009 and, except for capital leases; the long-term debt is due in an aggregate principal payment on the due date:

	2008	2009

Parent company
7.75% unsecured notes due December 2009	$96,913	$-
8% unsecured notes due December 2019	173,578	173,578
7.625% unsecured notes due March 2027	116,880	116,880
Capitalized leases and other	5,081	11,081

	392,452	301,539
Subsidiaries
3.693% to 5.58% unsecured notes due in 2009	50,848	-
3.718% to 7.47% unsecured notes due in 2010	14,880	14,915
5.67% to 7.56% unsecured notes due in 2011	15,330	9,522
4.86% to 5.13% unsecured notes due in 2012	-	20,510

	81,058	44,947

	473,510	346,486
Less current maturities	147,761	15,515

	$325,749	$330,971

Over the next five years, the Company has payments related to the above debt of: 2010 - $15,515, 2011 — $10,122, 2012 — $21,110, 2013 — $600 and 2014 — $600. In addition, the Company’s partially owned, consolidated subsidiary operations in PRC have short-term notes payable of $158 million due in 2010. The weighted average interest rate of the short-term notes payable at December 31, 2008 and 2009 was 7.75 percent and 3.68 percent, respectively.
Interest paid on debt during 2007, 2008 and 2009 was $51,970, $51,964 and $48,125, respectively. The amount of interest capitalized was $2,983, $1,683 and $663 during 2007, 2008 and 2009, respectively.
Note 9 – Fair Value of Financial Instruments
Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for training or speculative purposes. The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. Exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations are offset by the change in values of the fair value foreign currency hedges. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish kronar, Mexican peso and Chinese yuan generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2008 and 2009 was $178,100 and $207,600, respectively. The counterparties to each of these agreements are major commercial banks. Management believes that the probability of losses related to credit risk on investments classified as cash and cash equivalents is unlikely.
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
Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately $3,272 and $(2,136) as of December 31, 2008 and 2009, respectively) are recorded as a separate component of stockholders’ equity in the accompanying consolidated balance sheets and reclassified into earnings as the hedged transaction affects earnings.

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
The following table presents the location and amounts of derivative instrument fair values in the Statement of Financial Position:

(assets)/liabilities	December 31, 2008		December 31, 2009

Derivatives designated as hedging instruments	Accrued liabilities	$(1,058)	Accrued liabilities	$2,158
Derivatives not designated as hedging instruments	Accrued liabilities	$(194)	Accrued liabilities	$(78)
The following table presents the location and amount of gains and losses on derivative instruments in the Consolidated Statement of Operations:

Amount of Gain (Loss)
	Amount of Gain (Loss)	Reclassified	Amount of Gain (Loss)
	Recognized in	from Cumulative	Recognized in
	Other Comprehensive	Other Comprehensive	Other - net
	Income on Derivative	Loss into Net Sales	on Derivative
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
	Year	Year	Year
	Ended	Ended	Ended
Derivatives Designated as Cash Flow Hedges	Dec. 31, 2009	Dec. 31, 2009	Dec. 31, 2009

Foreign exchange contracts	$(7,208)	$(4,198)	$(458)

Amount of Gain (Loss)
	Location of	Recognized in Income
	Gain (Loss)	on Derivatives
	Recognized	Year
	in Income on	Ended
Derivatives not Designated as Hedging Instruments	Derivatives	Dec. 31, 2009

Foreign exchange contracts	Other - net	$142
Interest swap contracts	Interest expense	1,855

$1,997

For effective designated foreign exchange hedges, the Company reclassifies the gain (loss) from Other Comprehensive Income into Net Sales and the ineffective portion is recorded directly into Other – net.

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
Level 2. Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following.
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
The Company defines the fair value of foreign exchange contracts as the amount of the difference between the contracted and current market value at the end of the period. The Company estimates the current market value of foreign exchange contracts by obtaining month-end market quotes of foreign exchange rates and forward rates for contracts with similar terms.
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 and 2009:

		Quoted Prices	Significant
	Total	in Active Markets	Other	Significant
	Derivative	for Identical	Observable	Unobservable
	(Assets)	Assets	Inputs	Inputs
Foreign Exchange Contracts	Liabilities	Level (1)	Level (2)	Level (3)

December 31, 2009	$(2,080)		$(2,080)
December 31, 2008	$(1,252)		$(1,252)
The fair value of the Company’s debt is computed using discounted cash flow analyses based on the Company’s estimated current incremental borrowing rates. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2008		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$247,672	$247,672	$426,981	$426,981
Notes payable	(184,774)	(184,774)	(156,719)	(156,719)
Current portion of long-term debt	(147,761)	(142,161)	(15,515)	(15,515)
Long-term debt	(325,749)	(158,949)	(330,971)	(309,371)
Derivative financial instruments	1,252	1,252	(2,080)	(2,080)

Note 10 - Pensions and Postretirement Benefits Other than Pensions
The Company and its subsidiaries have a number of plans providing pension, retirement or profit-sharing benefits for substantially all domestic employees. These plans include defined benefit and defined contribution plans. The Company has an unfunded, nonqualified supplemental retirement benefit plan covering certain employees whose participation in the qualified plan is limited by provisions of the Internal Revenue Code.
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
Participation in the Company’s defined contribution plans is voluntary. The Company matches certain plan participants’ contributions up to various limits. Participants’ contributions are limited based on their compensation and, for certain supplemental contributions which are not eligible for company matching, based on their age. Company contributions for certain of these plans are dependent on operating performance. Expense for those plans was $5,122, $0 and $6,619 for 2007, 2008 and 2009, respectively.
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
The Company has implemented household caps on the amounts of retiree medical benefits it will provide to future retirees. The caps do not apply to individuals who retired prior to certain specified dates. Costs in excess of these caps will be paid by plan participants. The Company implemented increased cost sharing in 2004 in the retiree medical coverage provided to certain eligible current and future retirees. Since then cost sharing has expanded such that nearly all covered retirees pay a charge to be enrolled.
In accordance with US GAAP, the Company recognizes the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of its pension and other postretirement benefit (“OPEB”) plans and the net unrecognized actuarial losses and unrecognized prior service costs in the consolidated balance sheets. The unrecognized actuarial losses and unrecognized prior service costs (components of cumulative other comprehensive loss in the stockholder equity section of the balance sheet) will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit costs in the same periods will be recognized as a component of other comprehensive income.

The following table reflects changes in the projected obligations and fair market values of assets in all defined benefit pension and other postretirement benefit plans of the Company:

			Other
	Pension Benefits		Postretirement Benefits
	2008	2009	2008	2009

Change in projected benefit obligation:
Projected benefit obligation at January 1	$1,098,859	$994,531	$261,145	$252,679
Service cost — employer	21,875	8,384	4,974	3,431
Service cost — employee	2,109	2,273	-	-
Interest cost	63,899	58,414	15,492	14,740
Amendments	-	(28,225)	-	7,700
Actuarial (gain)/loss	(54,311)	158,047	(16,213)	(5,790)
Benefits paid	(58,789)	(78,626)	(12,719)	(10,834)
Foreign currency translation effect	(79,111)	25,318	-	-

Projected benefit obligation at December 31	$994,531	$1,140,116	$252,679	$261,926

Change in plans’ assets:
Fair value of plans’ assets at January 1	$1,056,252	$725,905	$-	$-
Actual return on plans’ assets	(248,978)	147,875	-	-
Employer contributions	39,886	51,600	-	-
Participant contributions	2,258	2,273	-	-
Benefits paid	(58,789)	(78,626)	-	-
Foreign currency translation effect	(64,724)	19,152	-	-

Fair value of plans’ assets at December 31	$725,905	$868,179	$-	$-

Funded status of the plans	$(268,626)	$(271,937)	$(252,679)	$(261,926)

Amounts recognized in the balance sheets:
Other assets	$147	$113	$-	$-
Accrued liabilities	-	-	(16,654)	(17,021)
Postretirement benefits other than pensions	-	-	(236,025)	(244,905)
Pension benefits	(268,773)	(272,050)	-	-
During 2009, the Company froze the pension benefits in its Spectrum (salaried employees) Plan in the United States, and in the United Kingdom, it modified its early retirement benefits, both actions resulting in lower pension liabilities.
Included in cumulative other comprehensive loss at December 31, 2008 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of ($18,046) (($16,698) net of tax) and unrecognized actuarial losses of $541,679 ($487,010 net of tax).
Included in cumulative other comprehensive loss at December 31, 2009 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of ($11,951) (($9,455) net of tax) and unrecognized actuarial losses of $557,722 ($484,568 net of tax). The prior service credit and actuarial loss included in cumulative other comprehensive loss and expected to be recognized in net periodic benefit cost during the fiscal year-ended December 31, 2010 are ($1,200) and $34,000, respectively.
The underfunded status of the pension plans of $271,937 at December 31, 2009 is recognized in the accompanying consolidated balance sheets as Other assets for those overfunded plans and Other long-term liabilities for those underfunded plans. The unfunded status of the other postretirement benefits is recognized as Accrued liabilities for the current portion of $17,021 and as Postretirement benefits other than pensions for the long-term portion of $244,905.
The accumulated benefit obligation for all defined benefit pension plans was $954,971 and $1,135,328 at December 31, 2008 and 2009, respectively.

Weighted average assumptions used to determine benefit obligations at December 31:

			Other
	Pension Benefits		Postretirement Benefits
	2008	2009	2008	2009

All plans
Discount rate	6.12%	5.74%	6.00%	5.75%
Rate of compensation increase	3.33%	3.74%	-	-
Domestic plans
Discount rate	6.00%	5.75%	6.00%	5.75%
Rate of compensation increase	3.25%	-	-	-
Foreign plans
Discount rate	6.50%	5.70%	-	-
Rate of compensation increase	3.56%	3.74%	-	-
At December 31, 2009, the weighted average assumed annual rate of increase in the cost of medical benefits was 9.0 percent for 2010 trending linearly to 5.0 percent in 2020.

				Other
	Pension Benefits			Postretirement Benefits
	2007	2008	2009	2007	2008	2009

Components of net periodic benefit cost:
Service cost	$21,991	$21,875	$8,384	$5,570	$4,974	$3,431
Interest cost	62,012	63,899	58,414	15,674	15,492	14,740
Expected return on plan assets	(77,893)	(81,484)	(55,581)	-	-	-
Amortization of prior service cost	714	483	(1,051)	(308)	(308)	(307)
Amortization of actuarial loss	15,257	11,593	34,261	2,836	1,196	-
Spectrum plan freeze	-	-	(10,133)	-	-	-
Albany curtailment gain	-	-	(5,220)	-	-	-
Albany settlement loss	-	-	9,956	-	-	-

Net periodic benefit cost	$22,081	$16,366	$39,030	$23,772	$21,354	$17,864

Pension benefits in the Spectrum (salaried employees) Plan were frozen effective July 1, 2009. The impact of the pension freeze was a reduction of pension expense for 2009 of $7,800.

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

				Other
	Pension Benefits			Postretirement Benefits
	2007	2008	2009	2007	2008	2009

All plans
Discount rate	5.61%	5.97%	6.11%	5.75%	6.00%	6.00%
Expected return on plan assets	8.58%	8.25%	8.22%	-	-	-
Rate of compensation increase	3.37%	3.46%	3.32%	-	-	-
Domestic plans
Discount rate	5.75%	6.00%	6.00%	5.75%	6.00%	6.00%
Expected return on plan assets	9.00%	8.50%	8.50%	-	-	-
Rate of compensation increase	3.25%	3.25%	3.25%	-	-	-
Foreign plans
Discount rate	5.29%	5.89%	6.49%	-	-	-
Expected return on plan assets	7.45%	7.55%	7.32%	-	-	-
Rate of compensation increase	3.65%	3.96%	3.55%	-	-	-
The following table lists the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets at December 31, 2008 and 2009:

	2008		2009
	Projected	Accumulated	Projected	Accumulated
	benefit	benefit	benefit	benefit
	obligation	obligation	obligation	obligation
	exceeds plan	exceeds plan	exceeds plan	exceeds plan
	assets	assets	assets	assets

Projected benefit obligation	$992,228	$992,228	$1,137,709	$1,137,709
Accumulated benefit obligation	952,751	952,751	1,132,988	1,132,988
Fair value of plan assets	723,455	723,455	867,500	867,500
Assumed health care cost trend rates for other postretirement benefits have a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Percentage Point
	Increase	Decrease

Increase (decrease) in total service and interest cost components	$137	$(122)

Increase (decrease) in the postretirement benefit obligation	1,885	(1,678)

The Company’s weighted average asset allocations for its domestic and foreign pension plans’ assets at December 31, 2008 and December 31, 2009 by asset category are as follows:

	U. S. Plans		U. K. Plan
Asset Category	2008	2009	2008	2009

Equity securities	70%	66%	52%	59%
Debt securities	30	34	39	35
Other investments	0	0	6	5
Cash	0	0	3	1

Total	100%	100%	100%	100%

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
The fair market value of U. S. plan assets was $553,005 and $654,991 at December 31, 2008 and 2009, respectively. The fair market value of the United Kingdom plan assets was $170,450 and $210,669 at December 31, 2008 and 2009, respectively. The fair market value of the German pension plan assets was $2,450 and $2,519 at December 31, 2008 and 2009, respectively.
The table below classifies the assets of the United States and United Kingdom plans using the Fair Value Hierarchy described in Note 9 – Fair Value of Financial Instruments:

		Fair Value Heirarchy
	Total	Level 1	Level 2	Level 3

United States plans
Cash	$254	$254	$-	$-
Equity securities	432,338	6,255	426,083	-
Fixed income securities	222,399	-	222,399	-

	$654,991	$6,509	$648,482	$-

United Kingdom plan
Cash	$2,538	$2,538	$-	$-
Equity securities	123,626	-	123,626	-
Fixed income securities	74,717	-	74,717	-
Other investments	9,788	-	-	9,788

	$210,669	$2,538	$198,343	$9,788

Individual equity and fixed income securities are valued using quoted prices from the published market prices. Commingled equity and fixed income funds are valued using significant observable inputs of net asset value provided by the fund manager. The net asset value is based on the value of the underlying assets owned by the funds.
The Level 3 asset in the United Kingdom plan is an investment in a European Infrastructure fund. The fair market value is determined by the fund manager using a discounted cash flow methodology. The future cash flows expected to be generated by the assets of the fund and made available to investors are estimated and then discounted back to the valuation data. The discount rate is derived by adding a risk premium to the risk-free interest rate applicable to the country in which the asset is located.

The following table details the activity in this investment for the year ended December 31, 2009:

Balance at January 1, 2009	$10,007
Disbursements	(153)
Change in fair value	(1,102)
Foreign currency translation effect	1,036

Balance at December 31, 2009	$9,788

The change in fair value of the Level 3 investment does not directly impact earnings as it is included in the pension assets and is accounted for under pension accounting guidance.
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
During 2009, the Company contributed $51,600 to its domestic and foreign pension plans of which $22,000 was funded through the contribution of Company stock to its Spectrum Plan. During 2010, the Company expects to contribute between $35,000 and $40,000 to its domestic and foreign pension plans.
The Company estimates its benefit payments for its domestic and foreign pension plans and other postretirement benefit plans during the next ten years to be as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits

2010	84,000	17,000
2011	62,000	18,000
2012	65,000	18,000
2013	65,000	18,000
2014	67,000	18,000
2015 through 2019	363,000	91,000
Note 11 - Other Long-term Liabilities
Other long-term liabilities at December 31 are as follows:

	2008	2009

Products liability	$94,895	$120,616
Other	20,908	25,362

	$115,803	$145,978

Note 12 - Common Stock
There were 14,072 common shares reserved for grants under compensation plans and contributions to the Company’s Spectrum Investment Savings Plan and Pre-Tax Savings plans at December 31, 2009. The Company matches contributions made by participants to these plans in accordance with a formula based upon the financial performance of the Company. Matching contributions are directed to the Company Stock Fund; however, employees may transfer these contributions to any of the other investment funds offered under the plans.

Note 13 – Cumulative Other Comprehensive Loss
The balances of each component of cumulative other comprehensive loss in the accompanying consolidated statements of stockholders’ equity are as follows:

	2008	2009

Cumulative currency translation adjustment	$17,544	$21,492
Changes in the fair value of derivatives and unrealized gains/(losses) on marketable securities	267	(2,154)
Tax effect	2,422	25

Net	2,689	(2,129)
Unrecognized postretirement benefit plans	(523,633)	(545,771)
Tax effect, net of valuation allowance	53,321	70,658

Net	(470,312)	(475,113)

	$(450,079)	$(455,750)

Note 14 – Stock-Based Compensation
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
In April 2009, executives participating in the 2009 – 2011 Long-Term Incentive Plan were granted 1,155,000 stock options which will vest one third each year through April 2012. This plan does not contain any performance based criteria. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weight-average assumptions:

	2007	2009

Risk-free interest rate	4.6%	2.2%
Dividend yield	2.2%	2.7%
Expected volatility of the Company’s common stock	0.360	0.568
Expected life in years	8.0	6.0
The weighted average fair value of options granted in 2007 and 2009 was $7.28 and $2.08, respectively. No stock options were granted in 2008.
Compensation expense for these options is recorded over the vesting period. The Company recorded compensation expense of $321, $351 and $943 for 2007, 2008 and 2009, respectively, related to stock options.

Summarized information for the plans follows:

			Weighted
			Average
		Number of	Exercise	Available
		Shares	Price	For Grant

January 1, 2007
	Outstanding	3,032,551	17.76
	Exercisable	2,670,865	18.22

	Granted	8,280	19.33
	Exercised	(1,245,910)	17.01
	Expired	(6,827)	24.33
	Cancelled	(180,617)	18.47

December 31, 2007				4,787,535
	Outstanding	1,607,477	18.23
	Exercisable	1,390,828	18.80

	Granted	-	-
	Exercised	(19,192)	14.75
	Expired	(246,215)	20.57
	Cancelled	(107,470)	18.95

December 31, 2008				4,708,946
	Outstanding	1,234,600	17.76
	Exercisable	1,108,910	18.12

	Granted	1,155,000	4.82
	Exercised	(26,230)	13.61
	Expired	(145,018)	14.19
	Cancelled	(178,882)	13.19

December 31, 2009				2,710,965
	Outstanding	2,039,470	11.14
	Exercisable	1,011,231	17.09
The weighted average remaining contractual life of options outstanding at December 31, 2009 is 6.6 years.

Segregated disclosure of options outstanding at December 31, 2009 is as follows:

	Range of Exercise Prices
	Less than or	Greater than $12.14 and	Greater than or
	equal to $12.14	less than $19.75	equal to $19.75

Options outstanding	1,037,000	500,356	502,114

Weighted average exercise price	$4.82	$14.67	$20.66
Remaining contractual life	8.9	4.1	4.5

Options exercisable	59,000	450,117	502,114

Weighted average exercise price	$4.82	$14.70	$20.66
Restricted Stock Units
Under the 1998, 2001 and 2006 Incentive Compensation Plans, restricted stock units may be granted to officers and other key employees. Compensation related to the restricted stock units is determined based on the fair value of the Company’s stock on the date of grant and is amortized to expense over the vesting period. The restricted stock units granted in 2008 and 2009 have vesting periods ranging from one to four years. The Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire. The Company recorded $2,008, $1,796 and $1,667 of compensation expense for 2007, 2008 and 2009, respectively, related to restricted stock units. The following table provides details of the restricted stock units granted by the Company:

	2008	2009

Restricted stock units outstanding at beginning of period	401,681	403,637

Restricted stock units granted	22,500	153,509
Accrued dividend equivalents	19,700	18,384
Restricted stock units settled	(35,405)	(43,884)
Restricted stock units cancelled	(4,839)	(4,837)

Restricted stock units outstanding at end of period	403,637	526,809

Performance Based Units
Compensation related to the performance based units is determined based on the fair value of the Company’s stock on the date of grant combined with performance metrics and is amortized to expense over the vesting period.
During 2007, executives participating in the Company’s Long-Term Incentive Plan earned 283,254 performance based units based on the Company’s financial performance in 2007. These units will vest in February 2010 and the Company recorded $1,348, $1,778 and $990 in compensation expense associated with these units in 2007, 2008 and 2009, respectively. No PBUs were earned in 2008. During 2009, executives participating in the Company’s Long-Term Incentive Plan earned 545,930 performance based units based on the Company’s financial performance in 2009. Of these units, 255,070 will vest in 2010 and 290,860 will vest in 2011. The Company recorded $1,819 of compensation expense associated with these units in 2009. Similar to restricted stock units, the Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire.

The following table provides details of the performance based units earned under the Company’s Long-Term Incentive Plan:

	Long-Term Incentive Plan Years
	2007 - 2009		2008 - 2010
	2008	2009	2009

Performance based units
At beginning of period	283,254	290,671	-
Units earned	-	255,070	290,860
Accrued dividend equivalents	14,143	14,210	-
Units cancelled	(6,726)	-	-

Performance based units		-	-
At end of period	290,671	559,951	290,860

The Company recognized $2,915, $26 and $1,944 of excess tax benefits as a financing cash inflow for the years ended December 31, 2007, 2008 and 2009, respectively.
At December 31, 2009, the Company has $5,276 of unvested compensation cost related to stock options, restricted stock units and performance based units. This cost will be recognized as expense over a weighted average period of 27 months.
Note 15 – Lease Commitments
The Company rents certain distribution facilities and equipment under long-term leases expiring at various dates. The total rental expense for the Company, including these long-term leases and all other rentals, was $27,560, $26,664 and $27,713 for 2007, 2008 and 2009, respectively.
Future minimum payments for all non-cancelable operating leases through the end of their terms, which in aggregate total $86,136, are listed below. Certain of these leases contain provisions for optional renewal at the end of the lease terms.

2010	$15,522
2011	20,887
2012	8,185
2013	6,852
2014	5,370
Thereafter	29,320
Note 16 - Restructuring
During 2009, the North American Tire Operations and the International Tire Operations segments recorded $48,323 and $395, respectively, of restructuring expense associated with initiatives announced at various times throughout 2008 and 2009.
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
At the conclusion of the capacity study, on December 17, 2008, the North American Tire Operations segment announced its plans to close its tire manufacturing facility in Albany, Georgia. This closure resulted in a workforce reduction of approximately 1,330 people. Certain equipment in the facility has been relocated to other manufacturing facilities of the Company. The segment has targeted the third quarter of 2010 as the completion date for this plant closure.

The cost of this initiative is estimated to range from between $135,000 and $145,000. This amount consists of personnel related costs of between $28,000 and $30,000; and equipment related and other costs are estimated to be between $107,000 and $115,000, including asset write downs of between $76,000 and $79,000. The above estimates of personnel related costs for this initiative include pension curtailment and settlement costs.
Since the inception of this initiative in December 2008, the Company has recorded $122,689 of costs related to this initiative. This amount includes employee related costs of $20,639 and equipment related and other costs of $102,050, including impairment losses of $76,062, to write down the Albany land, building and equipment to fair value.
In the North American Tire Operations segment for 2009, the Company recorded $46,705 of net restructuring expense related to the Albany closure, with $28,362 used for equipment relocation and other costs, $20,210 for employee related costs and $900 to write the Albany land, building and equipment down to fair value. Included in employee related costs are severance and other employee related costs of $15,414 and $4,796 of settlement losses partially offset by curtailment gains related to pension benefits. The Company received $2,767 in government grant receipts throughout 2009, partially offsetting gross restructuring expense.
At December 31, 2008, the accrued severance balance was $429. During 2009, the Company recorded severance costs of $12,887 and made severance payments of $12,468 resulting in an accrued severance balance at December 31, 2009 of $848. The severance charges recorded represent the Company’s best estimate of future amounts to be paid and approximate fair value.
During 2009, the Company also recorded restructuring expenses associated with the closure of three North American distribution centers. The closure of these distribution centers impacted approximately 73 people and had a total cost of $1,618. Personnel related costs totaled $946 and equipment related costs totaled $672. All of the closures had been completed by the end of 2009 and severance payments totaled $779, leaving an accrual balance of $167 at December 31, 2009. The severance charges recorded represent the Company’s best estimate of future amounts to be paid and approximate fair value.
In the International Tire Operations segment, Cooper Europe initiated a restructuring program to reduce headcount to align with production volume requirements during the second quarter of 2009. This initiative resulted in the elimination of 45 positions and was completed early in the third quarter. The Company recorded $395 of severance cost related to this initiative and all severance amounts have been paid.
During 2008, the Company incurred restructuring expenses related to the closure of its Albany, Georgia manufacturing facility and the closure of a distribution center in Dayton, New Jersey.
In connection with the Albany initiative, the Company recorded $429 of personnel related costs all of which was accrued at December 31, 2008. The Company also recorded an impairment loss of $75,162 to write down the Albany land, building and equipment to fair value. The fair value of the land and buildings was determined using a sales comparison approach using recent market data and comparing values to the Albany, Georgia location. The fair value of the machinery and equipment which will not be transferred to other Company locations was determined using the market value approach. The Company also recorded $393 in other restructuring costs related to the Albany facility.
In December 2008, the Company also announced the planned closure of its Dayton, New Jersey distribution center. The cost of this initiative was $418 related to asset write-downs taken in the fourth quarter of $394 and severance costs accrued and not yet paid of $24. This initiative was completed during the first quarter 2009 and impacted nine people.
During 2007, the North American Tire Operations and the International Tire Operations segments recorded $3,327 and $188, respectively, of restructuring expense associated with initiatives announced and begun during 2006.

Note 17 - Other – Net
The components of Other — net in the statement of operations for the years 2007, 2008 and 2009 are as follows:

	2007	2008	2009

Foreign currency (gains)/losses	$(3,890)	$2,966	$886
Equity in earnings from joint ventures	(1,725)	2,346	673
Loss (gain) on sale of assets	(7,230)	948	141
Other	168	(1,406)	(2,972)

	$(12,677)	$4,854	$(1,272)

Note 18 - Contingent Liabilities
Indemnities Related to the Sale of Cooper-Standard Automotive
The sale of the Company’s automotive segment included contract provisions which provide for indemnification of the buyer by the Company for all income tax liabilities related to periods prior to closing and for various additional items outlined in the agreement. Indemnity payments would be reflected as expenses of discontinued operations. The recorded gain on the sale includes reductions for estimates of the expected tax liabilities and the other potential indemnity items to the extent they are deemed to be probable and estimable at December 31, 2009. For indemnity commitments where the Company believes future payments are probable, it also believes the expected outcomes can be estimated with reasonable accuracy. Accordingly, for such amounts, a liability has been recorded with a corresponding decrease in the gain on the sale. Other indemnity provisions will be monitored for possible future payments not presently contemplated. The Company will reevaluate the probability and amounts of indemnity payments being required quarterly and adjustments, if any, to the initial estimates will be reflected as income or loss from discontinued operations in the periods when revised estimates are determined.
Guarantees
Certain operating leases related to property and equipment used in the operations of Cooper-Standard Automotive were guaranteed by the Company. These guarantees require the Company, in the event Cooper-Standard Automotive fails to honor its commitments, to satisfy the terms of the lease agreements. As part of the sale of the automotive segment, the Company is seeking releases of those guarantees, but to date has been unable to secure releases from certain lessors. The most significant of those leases is for a U. S. manufacturing facility with a remaining term of seven years and total remaining payments of approximately $8,200. Other leases cover two facilities in the United Kingdom. These leases have remaining terms of four years and remaining payments of approximately $2,600. The Company does not believe it is presently probable that it will be called upon to make these payments. Accordingly, no accrual for these guarantees has been recorded. If information becomes known to the Company at a later date which indicates its performance under these guarantees is probable, accruals for the obligations will be required.
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
On February 2, 2010 in the case of Cates, et al v. Cooper Tire & Rubber Company, the United States District Court for the Northern District of Ohio entered an order approving the settlement agreement negotiated by the parties in April 2009, in its entirety, as being fair, reasonable and adequate and dismissed, with prejudice, the case and a related lawsuit, Johnson, et al v. Cooper Tire & Rubber Company. The settlement agreement provides for 1) a cash payment of $7.05 million to the Plaintiffs for reimbursement of costs; and 2) modification to the Company’s approach and costs of providing future health care to specified current retiree groups which will result in an amendment to the Company’s retiree medical plan.
A group of the Company’s union retirees and surviving spouses filed the Cates lawsuit on behalf of a purported class claiming that the Company was not entitled to impose any contribution requirement for the cost of their health care coverage pursuant to a series of letter agreements entered into by the Company and the United Steelworkers and that Plaintiffs were promised lifetime benefits, at no cost, after retirement. As a result of settlement discussions, the related Johnson case was filed with the Court on behalf of a different, smaller group of hourly union-represented retirees.
The Company is making plans to implement the settlement agreement. As a consequence of the settlement agreement, the Company recorded $7.05 million of expense during the first quarter relating to the specified payments. The estimated present value of costs related to the plan amendment is expected to be approximately $7.7 million which has been reflected as an increase in the accrual for Other Post-employment Benefits with an offset to the Accumulated Other Comprehensive Income component of Shareholders’ Equity and will be amortized as a charge to operations over the remaining life expectancy of the affected plan participants beginning with the effective date of the changes.
Cooper Chengshan Acquisition
Effective February 4, 2006, the Company acquired a 51 percent ownership position in Cooper Chengshan (Shandong) Passenger Tire Company Ltd. and Cooper Chengshan (Shandong) Tire Company, Ltd. (“Cooper Chengshan”). The new companies, which were formed upon governmental approval of the transaction, together were known as Shandong Chengshan Tire Company, Ltd. (“Chengshan”) of Shandong, PRC. The two companies were formed by transferring specified assets and obligations to newly formed entities and the Company acquired a 51 percent interest in each thereafter.
In connection with the investment in Cooper Chengshan, beginning January 1, 2009 and continuing through December 31, 2011, the minority interest partner has the right to sell, and, if exercised, the Company has the obligation to purchase, the remaining 49 percent minority interest share at a minimum price of $62,700. The Company has been notified by its noncontrolling shareholder that it has exercised its put option and after governmental approval, the Company will purchase the 14 percent share for $17,920.

Employment Contracts
The Company has an employment arrangement with one key executive employee and has change in control severance agreements covering 17 additional key executives. These arrangements provide for continuity of management and provide for payments of multiples of annual salary, potential tax gross-up amounts, certain incentives and continuation of benefits upon the occurrence of specified events in a manner that is believed to be consistent with comparable companies.
Unconditional Purchase Orders
Noncancelable purchase order commitments for capital expenditures and raw materials, principally natural rubber, made in the ordinary course of business were $83,578 at December 31, 2009.
Note 21 - Business Segments
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
The International Tire Operations segment currently manufactures and markets passenger car, light and medium truck and motorcycle tires for the replacement market, as well as racing tires and materials for the tire retread industry, in Europe and the United Kingdom. The segment manufactures and markets passenger car, bias and radial light and medium truck tires and off-the-road tires in the PRC.
The following customers of the North American Tire Operations segment contributed ten percent or more of the Company’s total consolidated net sales in 2007, 2008 and 2009. Net sales and percentage of consolidated Company sales for these customers in 2007, 2008 and 2009 are as follows:

	2007		2008		2009
		Consolidated		Consolidated		Consolidated
Customer	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales

TBC/Treadways	$415,713	14%	$385,495	13%	$331,898	12%

The accounting policies of the reportable segments are consistent with those described in the Significant Accounting Policies note to the consolidated financial statements. Corporate administrative expenses are allocated to segments based principally on assets, employees and sales. The following table details segment financial information:

	2007	2008	2009

Revenues
North American Tire	$2,209,822	$2,142,139	$2,006,183
International Tire	881,297	975,007	993,839
Eliminations and other	(158,544)	(235,335)	(221,032)

Consolidated	2,932,575	2,881,811	2,778,990

Segment profit (loss)
North American Tire	119,440	(174,065)	110,957
International Tire	28,902	(30,094)	72,753
Unallocated corporate charges
and eliminations	(13,950)	(12,474)	(27,441)

Operating profit (loss)	134,392	(216,633)	156,269
Interest income	18,004	12,887	5,193
Dividend from unconsolidated subsidiary	2,007	1,943	-
Debt extinguishment costs	(2,558)	(593)	-
Other — net	12,677	(4,854)	1,272
Interest expense	(48,492)	(50,525)	(47,211)

Income (loss) from continuing operations before income taxes	116,030	(257,775)	115,523

Depreciation and amortization expense
North American Tire	97,746	96,057	76,001
International Tire	37,264	45,418	46,317
Corporate	1,922	1,284	1,193

Consolidated	136,932	142,759	123,511

Segment assets
North American Tire	1,021,132	977,545	857,734
International Tire	736,568	740,583	770,557
Corporate and other	540,790	324,768	472,049

Consolidated	2,298,490	2,042,896	2,100,340

Expenditures for long-lived assets
North American Tire	63,466	55,560	41,917
International Tire	76,755	72,723	37,410
Corporate	751	490	6

Consolidated	140,972	128,773	79,333

Geographic information for revenues, based on country of origin, and long-lived assets follows:

	2007	2008	2009

Revenues
North America	$2,124,586	$2,055,769	$1,933,503
Europe	318,732	303,742	257,351
Asia	489,257	522,300	588,136

Consolidated	2,932,575	2,881,811	2,778,990

Long-lived assets
North America	630,055	506,248	459,129
Europe	70,756	48,660	48,614
Asia	291,404	346,366	343,228

Consolidated	992,215	901,274	850,971
Shipments of domestically-produced products to customers outside the U. S. approximated seven percent of net sales in 2007, nine percent of net sales in 2008 and ten percent of net sales in 2009.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Cooper Tire & Rubber Company
We have audited the accompanying consolidated balance sheets of Cooper Tire & Rubber Company (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper Tire & Rubber Company at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the accompanying financial statements have been retrospectively adjusted for the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, (formerly FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cooper Tire & Rubber Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Ernst & Young LLP
Toledo, Ohio
March 2, 2010

SELECTED QUARTERLY DATA	(Unaudited)
(Dollar amounts in thousands except per share amounts.)

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$679,321	$772,907	$793,751	$635,832
Gross profit	56,238	29,829	(137)	(9,757)
Income (loss) from continuing operations attributable to Cooper Tire & Rubber Company	1,342	(22,100)	(55,248)	(143,438)
Basic earnings (loss) per share from continuing operations attributable to Cooper Tire & Rubber Company	0.03	(0.38)	(0.94)	(2.43)
Diluted earnings (loss) per share from continuing operations attributable to Cooper Tire & Rubber Company	0.03	(0.38)	(0.94)	(2.43)
Revenues from external customers:
North American Tire	$497,672	$547,513	$586,188	$510,766
International Tire	231,780	282,966	284,684	175,577
Eliminations and other	(50,131)	(57,572)	(77,121)	(50,511)

Net sales	$679,321	$772,907	$793,751	$635,832

Segment profit (loss):
North American Tire	$8,144	$(21,906)	$(51,165)	$(109,138)
International Tire	6,909	5,944	7,231	(50,179)
Eliminations	(1,269)	987	396	(1,443)
Corporate	(4,230)	(442)	(3,477)	(2,995)

Operating profit (loss)	9,554	(15,417)	(47,015)	(163,755)
Interest expense	(11,478)	(12,742)	(12,821)	(13,484)
Debt extinguishment costs	(583)	-	(10)	-
Interest income	3,723	3,669	3,902	1,593
Dividend from unconsolidated subsidiary	1,943	-	-	-
Other – net	1,317	2,201	(1,244)	(7,128)

Income (loss) from continuing operations before income taxes	$4,476	$(22,289)	$(57,188)	$(182,774)

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$571,408	$631,729	$802,794	$773,059
Gross profit	50,269	100,460	140,517	127,781
Income (loss) from continuing operations attributable to Cooper Tire & Rubber Company	(22,923)	30,763	57,832	49,620
Basic earnings (loss) per share from continuing operations attributable to Cooper Tire & Rubber Company	(0.35)	0.41	0.79	0.55
Diluted earnings (loss) per share from continuing operations attributable to Cooper Tire & Rubber Company	(0.35)	0.40	0.77	0.53
Revenues from external customers:
North American Tire	$439,317	$427,333	$573,886	$565,647
International Tire	166,212	257,182	296,841	273,604
Eliminations and other	(34,121)	(52,786)	(67,933)	(66,192)

Net sales	$571,408	$631,729	$802,794	$773,059

Segment profit (loss):
North American Tire	$(3,620)	$27,951	$47,618	$39,008
International Tire	(2,821)	19,204	29,902	26,468
Eliminations	(274)	(786)	(520)	(59)
Corporate	(9,524)	(4,896)	(6,312)	(5,070)

Operating profit (loss)	(16,239)	41,473	70,688	60,347
Interest expense	(12,655)	(12,097)	(11,440)	(11,019)
Interest income	1,375	1,105	2,259	454
Other – net	823	1,249	(1,047)	247

Income (loss) from continuing operations before income taxes	$(26,696)	$31,730	$60,460	$50,029

During the fourth quarter of 2008, the Company recorded an impairment charge of $31,340 related to the write off of goodwill in the International Tire Operations segment and also recorded restructuring charges of $76,402 related to the planned closure of the Albany, Georgia manufacturing facility and Dayton, New Jersey distribution center.

COOPER TIRE & RUBBER COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2007, 2008 and 2009

	Balance at	Additions			Balance
	Beginning	Charged	Business	Deductions	at End
	of Year	To Income	Acquisitions	(a)	of Year

Allowance for doubtful accounts
2007	$8,837,656	$1,579,369	$-	$1,785,792	$8,631,233

2008	$8,631,233	$2,449,691	$-	$401,050	$10,679,874

2009	$10,679,874	$1,990,692	$-	$1,742,585	$10,927,981

(a)	Accounts charged off during the year, net of recoveries of accounts previously charged off.

	Balance at	Additions			Balance
	Beginning	Charged	Charged	Deductions	at End
	of Year	To Income	To Equity	(a)	of Year

Tax valuation allowance
2007	$128,640,174	$811,940	$-	$42,085,397	$87,366,717

2008	$87,366,717	$62,903,924	$84,413,313	$3,413,944	$231,270,010

2009	$231,270,010	$-	$-	$54,503,772	$176,766,238

(a)	Net decrease in tax valuation allowance is primarily a result of net changes in cumulative book/tax timing differences, the write-off of capital loss carryforward and changes in judgement about the realizability of deferred tax assets, plus the impact of the change in the postretirement benefits component of Cumulative other comprehensive loss.

	Balance at	Additions			Balance
	Beginning	Charged	Charged	Deductions	at End
	of Year	To Income	To Equity	(a)	of Year

Lower of cost or market inventory reserve
2007	$-	$-	$-	$-	$-

2008	$-	$10,237,000	$-	$-	$10,237,000

2009	$10,237,000	$-	$-	$10,237,000	$-

(a)	Decrease in lower of cost or market reserve as a result of lower raw material costs and increased sales prices.

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
Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009, based on criteria in Internal Control – Integrated Framework issued by the COSO, and that the Company’s internal control over financial reporting is effective. Ernst & Young LLP, the independent registered public accounting firm that has audited the Company’s consolidated financial statements included in this annual report and has issued its report on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2009.
     (c) Report of the Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Cooper Tire & Rubber Company
We have audited Cooper Tire & Rubber Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cooper Tire & Rubber Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Cooper Tire & Rubber Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cooper Tire & Rubber Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 2, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Ernst & Young LLP

Toledo, Ohio
March 2, 2010
     (d) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS AND CORPORATE GOVERNANCE
Information concerning the Company’s directors, corporate governance guidelines, Compensation Committee and Nominating and Governance Committee appears in the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which will be herein incorporated by reference.
AUDIT COMMITTEE
Information regarding the Audit Committee, including the identification of the Audit Committee members and the “audit committee financial expert,” appears in the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which will be herein incorporated by reference.
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, appears in the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which will be herein incorporated by reference.
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
Item 11. EXECUTIVE COMPENSATION
Information regarding executive and director compensation, Compensation Committee Interlocks and Insider Participation, and the Compensation Committee Report appears in the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which will be herein incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning the security ownership of certain beneficial owners and management of the Company’s voting securities and equity securities appears in the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which will be herein incorporated by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2009 regarding the Company’s equity compensation plans, all of which have been approved by the Company’s security holders:

Number of securities
remaining available
for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected
	rights	warrants and rights	in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by stockholders	2,848,060	$7.98	2,710,965
Equity compensation plans not approved by stockholders	-	-	-

Total	2,848,060	$7.98	2,710,965

Additional information on equity compensation plans is contained in the “Stock-Based Compensation” note to the consolidated financial statements.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
There were no transactions with related persons during 2009.
Information regarding the independence of the Company’s directors appears in the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which will be herein incorporated by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding the Company’s independent auditor appears in the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which will be herein incorporated by reference.

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

Date: March 2, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roy V. Armes ROY V. ARMES	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2010
/s/ Bradley E. Hughes BRADLEY E. HUGHES	Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2010
/s/ Robert W. Huber ROBERT W. HUBER	Director of External Reporting (Principal Accounting Officer)	March 2, 2010
LAURIE J. BREININGER*	Director	January 15, 2010
THOMAS P. CAPO*	Director	January 15, 2010
STEVEN M. CHAPMAN*	Director	January 15, 2010
JOHN J. HOLLAND*	Director	January 15, 2010
JOHN F. MEIER*	Director	January 15, 2010
JOHN H. SHUEY*	Director	January 15, 2010
RICHARD L. WAMBOLD*	Director	January 15, 2010
ROBERT D. WELDING*	Director	January 15, 2010
*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-indicated directors of the registrant and filed herewith as Exhibit 24 on behalf of the registrant.

*By:	/s/ James E. Kline

JAMES E. KLINE, Attorney-in-fact

EXHIBIT INDEX
(3)    Certificate of Incorporation and Bylaws

	(i)	Certificate of Incorporation, as restated and filed with the Secretary of State of Delaware on May 17, 1993, is incorporated herein by reference from Exhibit 3(i) of the Company’s Form 10-Q for the quarter ended June 30, 1993
Certificate of Correction of Restated Certificate of Incorporation, as filed with the Secretary of State of Delaware on November 24, 1998, is incorporated by reference from Exhibit 3(i) of the Company’s Form 10-K for the year ended December 31, 1998
	(ii)	Bylaws, as amended as of February 28, 2007, are incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K dated February 28, 2007
(4)	(i)	Prospectus Supplement dated March 20, 1997 for the issuance of $200,000,000 notes is incorporated herein by reference from Form S-3 – Registration Statement No. 33-44159
	(ii)	Prospectus Supplement dated December 8, 1999 for the issuance of an aggregate $800,000,000 notes is incorporated herein by reference from Form S-3 – Registration Statement No. 333-89149
(10)	(i)	Employment Agreement Amended and Restated dated as of December 22, 2008 between Cooper Tire & Rubber Company and Roy V. Armes is incorporated herein by reference from Exhibit 10(i) of the Company’s Form 10-K for the year ended December 31, 2008*
	(ii)	Description of management contracts, compensatory plans, contracts, or arrangements will be herein incorporated by reference from the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders*
	(iii)	Purchase and Sale Agreement dated as of August 30, 2006, by and among Cooper Tire & Rubber Company, Oliver Rubber Company and Cooper Receivables LLC is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated August 30, 2006
	(iv)	Receivables Purchase Agreement dated as of August 30, 2006, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, PNC Bank, National Association, and the various purchaser groups from time to time party thereto is incorporated herein by reference from Exhibit (10)(2) of the Company’s Form 8-K dated August 30, 2006
	(v)	First Amendment to Receivables Purchase Agreement, dated as of November 30, 2006, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company and PNC Bank, National Association is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated November 30, 2006
	(vi)	Second Amendment to Receivable Purchase Agreement, dated as of March 9, 2007, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, Market Street Funding LLC and PNC Bank, National Association is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated March 9, 2007
	(vii)	First Amendment to Purchase and Sale Agreement, dated as of September 14, 2007, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, PNC Bank, National Association, and Market Street Funding LLC is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated September 14, 2007
	(viii)	Amended and Restated Receivables Purchase Agreement, dated as of September 14, 2007, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, PNC Bank, National Association and Market Street Funding LLC is incorporated herein by reference from Exhibit (10)(2) of the Company’s Form 8-K dated September 14, 2007
	(ix)	Loan and Security Agreement dated as of November 9, 2007, by and among Cooper Tire & Rubber Company, Max-Trac Tire Co., Inc., Bank of America, N.A. (as Administrative Agent and Collateral Agent); PNC Bank, National Association (as Syndication Agent); Banc of America Securities LLC and PNC Capital Markets LLC (as Joint Book Managers and Joint Lead Arrangers); National City Business Credit, Inc. and JP Morgan Chase Bank, N.A. (as Co-Documentation Agents); and Bank of America, N.A.; PNC Bank, National Association; National City Business Credit, Inc.; Keybank National Association; Fifth Third Bank; and JP Morgan Chase Bank, N.A. (as Lenders) is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated November 9, 2007
	(x)	Pledge Agreement, dated as of November 9, 2007, by and among Cooper Tire & Rubber Company and Bank of America, N.A. is incorporated herein by reference from Exhibit (10)(2) of the Company’s Form 8-K dated November 9, 2007

(xi)	Intercreditor Agreement, dated as of November 9, 2007, by and among Cooper Tire & Rubber Company; Cooper Receivables LLC; PNC Bank, National Association (as Administrator); and Bank of America, N.A. (as Administrative Agent and Collateral Agent) is incorporated herein by reference from Exhibit (10)(3) of the Company’s Form 8-K dated November 9, 2007
(xii)	1991 Stock Option Plan for Non-Employee Directors is incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 26, 1991*
(xiii)	1998 Incentive Compensation Plan and 1998 Employee Stock Option Plan are incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 24, 1998*
(xiv)	Amended and Restated 1998 Non-Employee Directors Compensation Deferral Plan dated as of May 7, 2008 is incorporated herein by reference from Exhibit 10(xvi) of the Company’s Form 10-K for the year ended December 31, 2008*
(xv)	2001 Incentive Compensation Plan is incorporated herein by reference from the Appendix A to the Company’s Proxy Statement dated March 20, 2001*
(xvi)	Executive Deferred Compensation Plan is incorporated herein by reference from Exhibit (10)(iv) of the Company’s Form 10-Q for the quarter ended September 30, 2001*
(xvii)	2002 Non-Employee Directors Stock Option Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated March 27, 2002*
(xviii)	2006 Incentive Compensation Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated March 21, 2006*
(xix)	Stock Purchase Agreement dated as of September 16, 2004 by and among Cooper Tire & Rubber Company, Cooper Tyre & Rubber Company UK Limited and CSA Acquisition Corp. is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended September 30, 2004
(xx)	First Amendment to Stock Purchase Agreement dated as of December 3, 2004 by and among Cooper Tire & Rubber Company, Cooper Tyre & Rubber Company UK Limited and CSA Acquisition Corp. is herein incorporated by reference from Exhibit (xxvi) of the Company’s Form 10-K for the year ended December 31, 2004
(xxi)	Sino-Foreign Equity Joint Venture Contract for Cooper Chengshan (Shandong) Passenger Tire Company Ltd. by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Tire Investment Holding (Barbados) Ltd. and Joy Thrive Investments Limited is incorporated herein by reference from Exhibit (xxvii) of the Company’s Form 10-K for the year ended December 31, 2005
(xxii)	Asset Purchase Agreement by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Chengshan (Shandong) Passenger Tire Company Ltd. and Chengshan Group Limited is incorporated herein by reference from Exhibit (xxviii) of the Company’s Form 10-K for the year ended December 31, 2005
(xxiii)	Sino-Foreign Equity Joint Venture Contract for Cooper Chengshan (Shandong) Tire Company Ltd. by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Tire Investment Holding (Barbados) Ltd. and Joy Thrive Investments Limited is incorporated herein by reference from Exhibit (xxix) of the Company’s Form 10-K for the year ended December 31, 2005
(xxiv)	Asset Purchase Agreement by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Chengshan (Shandong) Tire Company Limited and Chengshan Group Company Limited is incorporated herein by reference from Exhibit (xxx) of the Company’s Form 10-K for the year ended December 31, 2005
(xxv) (xxvi)	Share Purchase Agreement by and among Chengshan Group Company Limited and CTB (Barbados) Investment Co. Ltd. is incorporated herein by reference from Exhibit (xxxii) of the Company’s Form 10-K for the year ended December 31, 2005
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