Form 10-Q
period 2010-03-31
COOPER TIRE & RUBBER CO
filed 2010-05-05
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
Do not check if smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Number of shares of common stock of registrant outstanding
at April 30, 2010: 61,230,969

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per-share amounts)

	December 31,	March 31,
	2009	2010
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$426,981	$337,500
Accounts receivable, less allowances of $10,928 in 2009 and $11,161 in 2010	367,023	458,968
Inventories at lower of cost or market:
Finished goods	188,323	210,865
Work in process	22,090	28,536
Raw materials and supplies	88,022	121,548

	298,435	360,949

Other current assets	39,392	39,165

Total current assets	1,131,831	1,196,582
Property, plant and equipment:
Land and land improvements	33,321	33,330
Buildings	320,021	317,869
Machinery and equipment	1,587,306	1,583,168
Molds, cores and rings	246,395	246,871

	2,187,043	2,181,238
Less accumulated depreciation and amortization	1,336,072	1,347,601

Net property, plant and equipment	850,971	833,637
Intangibles, net of accumulated amortization of $23,165 in 2009 and $23,492 in 2010	18,546	18,219
Restricted cash	2,219	2,172
Other assets	96,773	92,282

	$2,100,340	$2,142,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$156,719	$145,088
Accounts payable	300,448	352,029
Accrued liabilities	158,643	155,292
Income taxes	3,955	5,318
Liabilities of discontinued operations	1,061	1,052
Current portion of long term debt	15,515	4,995

Total current liabilities	636,341	663,774

Long-term debt	330,971	327,441
Postretirement benefits other than pensions	244,905	246,624
Pension benefits	272,050	265,963
Other long-term liabilities	145,978	174,072
Long-term liabilities related to the sale of automotive operations	6,043	5,888
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued in 2009 and in 2010	87,850	87,850
Capital in excess of par value	70,645	56,338
Retained earnings	1,133,133	1,137,764
Cumulative other comprehensive loss	(455,750)	(444,946)

	835,878	837,006
Less: common shares in treasury at cost (27,327,646 in 2009 and 26,635,823 in 2010)	(490,548)	(476,503)

Total parent stockholders’ equity	345,330	360,503
Noncontrolling shareholders’ interests in consolidated subsidiaries	118,722	98,627

Total stockholders’ equity	464,052	459,130

	$2,100,340	$2,142,892

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2009 AND 2010
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2009	2010
Net sales	$571,408	$754,443
Cost of products sold	521,139	669,271

Gross profit	50,269	85,172
Selling, general and administrative	45,106	44,605
Restructuring	14,352	7,612
Settlement of retiree medical case	7,050	-

Operating profit (loss)	(16,239)	32,955
Interest expense	12,655	8,730
Interest income	(1,375)	(1,213)
Other income	(823)	(237)

Income (loss) from continuing operations before income taxes	(26,696)	25,675
Income tax expense (benefit)	(3,773)	7,743

Income (loss) from continuing operations	(22,923)	17,932
Income (loss) from discontinued operations, net of income taxes	(364)	(760)

Net income (loss)	(23,287)	17,172
Net income (loss) attributable to noncontrolling shareholders’ interests	(2,020)	5,596

Net income (loss) attributable to Cooper Tire & Rubber Company	$(21,267)	$11,576

Basic earnings per share:
Income (loss) from continuing operations attributable to Cooper Tire & Rubber Company	$(0.35)	$0.20
Income (loss) from discontinued operations	(0.01)	(0.01)

Net income (loss) attributable to Cooper Tire & Rubber Company	$(0.36)	$0.19

Diluted earnings per share:
Income (loss) from continuing operations attributable to Cooper Tire & Rubber Company	$(0.35)	$0.20
Income (loss) from discontinued operations	(0.01)	(0.01)

Net income (loss) attributable to Cooper Tire & Rubber Company	$(0.36)	$0.19

Weighted average number of shares outstanding (000’s):
Basic	58,941	60,914

Diluted	58,941	62,294

Dividends per share	$0.105	$0.105

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND 2010
(UNAUDITED)
(Dollar amounts in thousands)

	2009	2010
Operating activities:
Net income (loss)	$(23,287)	$17,172
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operations:
Loss from discontinued operations, net of income taxes	364	760
Depreciation	30,551	29,859
Amortization	566	501
Deferred income taxes	(66)	(154)
Stock based compensation	838	1,087
Change in LIFO inventory reserve	(87,559)	15,021
Amortization of unrecognized postretirement benefits	7,410	8,282
Loss (gain) on sale of assets	(46)	211
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(36,396)	(107,397)
Inventories	105,610	(80,030)
Other current assets	1,855	2,880
Accounts payable	14,027	52,914
Accrued liabilities	14,923	8,496
Other items	4,471	21,062

Net cash provided by (used in) continuing operations	33,261	(29,336)
Net cash used in discontinued operations	(613)	(924)

Net cash provided by (used in) operating activities	32,648	(30,260)

Investing activities:
Additions to property, plant and equipment	(16,917)	(15,464)
Investments in unconsolidated subsidiary	(86)	-
Proceeds from the sale of assets	208	80

Net cash used in investing activities	(16,795)	(15,384)

Financing activities:
Issuance of (payments on) short-term debt	(17,310)	(14,466)
Payments on long-term debt	(4,380)	(10,600)
Contributions by noncontrolling shareholder	—	5,250
Acquisition of noncontrolling shareholder interest	—	(17,920)
Payment of dividends	(6,190)	(6,416)
Issuance of common shares and excess tax benefits on options	—	2,167

Net cash used in financing activities	(27,880)	(41,985)

Effects of exchange rate changes on cash of continuing operations	(2,952)	(1,852)

Changes in cash and cash equivalents	(14,979)	(89,481)
Cash and cash equivalents at beginning of year	247,672	426,981

Cash and cash equivalents at end of period	$232,693	$337,500

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per-share amounts)
1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. There is a year-round demand for the Company’s passenger and truck replacement tires, but sales of passenger replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Company has evaluated subsequent events for recognition or disclosure through the time it filed this Form 10-Q with the Securities and Exchange Commission on May 5, 2010.

The consolidated financial statements include the accounts of the Company, its majority-owned (based on voting interests) subsidiaries and variable-interest entities for which the Company is the primary beneficiary. Acquired businesses are included in the consolidated financial statements from the dates of acquisition. The Company consolidates certain joint ventures in which it has a variable interest based on power to direct the activities and significant participation in expected returns of the joint venture. On January 1, 2010, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”. The requirements of SFAS No. 167 have been incorporated into Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”. SFAS No. 167 changes the consolidation guidance for variable interest entities and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements. All intercompany accounts and transactions have been eliminated.

The equity method of accounting is followed for investments in 20 percent to 50 percent owned companies that are not otherwise consolidated based on variable interests. The Company’s investment in the Mexican tire manufacturing facility represents an approximate 38 percent ownership interest.

The cost method is followed in those situations where the Company’s ownership is less than 20 percent and the Company does not have the ability to exercise significant influence over the affiliate.

The Company entered into a joint venture with Kenda Tire Company to construct and operate a tire manufacturing facility in the People’s Republic of China (“PRC”) which began production in 2007. Until May 2012, all of the tires produced by this joint venture are required to be exported and sold by Cooper Tire & Rubber Company and its affiliates. Due to this requirement, the Company has the power to direct the manufacturing operations of the joint venture to produce the types of tires required by the Company to meet its global demands. The Company has determined it is the primary beneficiary of this joint venture because of the operational control and the fact it currently receives all of the tires produced by this manufacturing operation.

The Company has also entered into a joint venture with Nemet International to market and distribute Cooper, Pneustone and associated brand tires in Mexico. The Company has determined it has the power to control the purchasing and marketing of tires for this joint venture. The Company has also provided additional financial support to this joint venture in order to allow it to finance its business activities. The joint venture partner has not provided such additional support. The Company has determined it is the primary beneficiary of this joint venture due to its ability to control the primary economic activity and to the subordinated financial support it has provided to the entity which would require the Company to absorb more than 50% of expected losses.

Since the Company has determined that each of these entities is a Variable Interest Entity (VIE) and it is the primary beneficiary, it has included their assets, liabilities and operating results in its consolidated financial statements. The Company has recorded the interest related to the joint venture partners’ ownership in noncontrolling shareholders’ interests in consolidated subsidiaries. The following table summarizes the balance sheets of these variable interest entities at December 31, 2009 and March 31, 2010:

	December 31,	March 31,
	2009	2010
Assets
Cash and cash equivalents	$23,998	$13,196
Accounts receivable	9,359	12,465
Inventories	16,472	20,495
Prepaid expenses	2,688	3,617

Total current assets	52,517	49,773
Net property, plant and equipment	139,705	135,473
Intangibles and other assets	12,773	10,585

Total assets	$204,995	$195,831

Liabilities and stockholders’ equity
Notes payable	$87,016	$76,379
Accounts payable	7,147	10,250
Accrued liabilities	1,118	(1,767)
Current portion of long-term debt	10,525	-

Current liabilities	105,806	84,862
Stockholders’ equity	99,189	110,969

Total liabilities and stockholders’ equity	$204,995	$195,831
		—
2.	Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. The change in values of the fair value foreign currency hedges offset exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish krona, Norwegian krone, Mexican peso and Chinese yuan generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2009 and March 31, 2010 was $207,600 and $187,400, respectively. The counterparties to each of these agreements are major commercial banks.

The Company uses foreign currency forward contracts as hedges of the fair value of certain non-U.S. dollar denominated asset and liability positions, primarily accounts receivable and debt. Gains and losses resulting from the impact of currency exchange rate movements on these forward contracts are recognized in the accompanying consolidated statements of operations in the period in which the exchange rates change and offset the foreign currency gains and losses on the underlying exposure being hedged.

Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately

$(2,160) and $(939) as of December 31, 2009 and March 31, 2010, respectively) are recorded as a separate component of stockholders’ equity in the accompanying consolidated balance sheets and reclassified into earnings as the hedged transaction affects net sales.

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

The following table presents the location and amounts of derivative instrument fair values in the Statement of Financial Position:

(assets)/liabilities	December 31, 2009		March 31, 2010
Derivatives designated as hedging instruments	Accrued liabilities	$2,158	Accrued liabilities	$1,024

Derivatives not designated as hedging instruments	Accrued liabilities	$(78)	Accrued liabilities	$412
The following table presents the location and amount of gains and losses on derivative instruments in the consolidated statement of operations:

Amount of (Gain) Loss
	Amount of Gain (Loss)		Reclassified		Amount of Gain (Loss)
	Recognized in		from Cumulative		Recognized in
	Other Comprehensive		Other Comprehensive		Other - net
	Income on Derivatives		Loss into Net Sales		on Derivatives
	(Effective Portion)		(Effective Portion)		(Ineffective Portion)
Derivatives
Designated as	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
Cash Flow	Ended	Ended	Ended	Ended	Ended	Ended
Hedges	March 31, 2009	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009	March 31, 2010
Foreign exchange contracts	$3,647	$2,550	$769	$(1,329)	$(78)	$(29)

		Amount of Gain (Loss)
	Location of	Recognized in Income
	Gain (Loss)	on Derivatives
Derivatives not	Recognized	Three Months Ended
Designated as	in Income on	March 31,
Hedging Instruments	Derivatives	2009	2010
Foreign exchange contracts	Other income	$454	$(613)

Interest swap contracts	Other income	2,245	—

		$2,699	$(613)

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

Fair Value Measurements Using
		Quoted Prices	Significant
	Total	in Active Markets	Other	Significant
	Derivative	for Identical	Observable	Unobservable
	(Assets)	Assets	Inputs	Inputs
Foreign Exchange Contracts	Liabilities	Level (1)	Level (2)	Level (3)
March 31, 2010	$1,436	—	$1,436	—

December 31, 2009	$2,080	—	$2,080	—
The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2009		March 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$426,981	$426,981	$337,500	$337,500
Notes payable	(156,719)	(156,719)	(145,088)	(145,088)
Current portion of long-term debt	(15,515)	(15,515)	(4,995)	(4,995)
Long-term debt	(330,971)	(309,371)	(327,441)	(303,441)
Derivative financial instruments	(2,080)	(2,080)	(1,436)	(1,436)
The fair value of the Company’s debt is computed using discounted cash flow analyses based on the Company’s estimated current incremental borrowing rates.

3.	The following table details information on the Company’s operating segments.

	Three months ended March 31
	2009	2010
Revenues from external customers:
North American Tire	$439,317	$531,717
International Tire	166,212	293,557
Eliminations	(34,121)	(70,831)

Net sales	$571,408	$754,443

Segment profit (loss):
North American Tire	$(3,620)	$13,602
International Tire	(2,821)	22,550
Eliminations	(274)	(509)
Unallocated corporate charges	(9,524)	(2,688)

Operating profit (loss)	(16,239)	32,955
Interest expense	12,655	8,730
Interest income	(1,375)	(1,213)
Other income	(823)	(237)

Income (loss) from continuing operations before income taxes	$(26,696)	$25,675

4.	At December 31, 2009, approximately 45 percent of the Company’s inventories had been valued under the LIFO method. At March 31, 2010, approximately 44 percent of the Company’s inventories are valued under the LIFO method. The remaining inventories have been valued under the FIFO method or average cost method. All inventories are stated at the lower of cost or market.

Under the LIFO method, inventories have been reduced by approximately $127,064 and $142,085 at December 31, 2009 and March 31, 2010, respectively, from current cost which would be reported under the first-in, first-out method.

5.	The following table discloses the amount of stock based compensation expense for the three-month period ended March 31, 2009 and 2010:

	Three months ended March 31
	2009	2010
Stock options	$86	$221
Restricted stock units	400	167
Performance based units	352	699

Total stock based compensation	$838	$1,087

Executives participating in the Company’s Long-Term Incentive Plan for the plan year 2007 – 2009 and 2008 – 2010, earn performance based units based on the Company’s financial performance. As part of the 2007 – 2009 plan, the units earned in 2007 and 2009 vested in February 2010. As part of the 2008 – 2010 plan, the units earned in 2009 and any units earned in 2010 will vest at December 31, 2010. No units were earned in 2008.

In April 2009, executives participating in the 2009 – 2011 Long –Term Incentive Plan were granted stock options which vest one third each year from April 2010 through April 2012.

Executives participating in the Company’s Long-Term Incentive Plan for the plan year 2010 – 2012, earn performance based units and cash. Any units and cash earned during 2010 will vest at December 31, 2012. The executives also received stock options which will vest one third each year from March 2011 through March 2013. The following table provides details of the stock option activity for the three months ended March 31, 2010:

	Long-Term Incentive Plan Years
	2009 - 2011	2010 - 2012
January 1, 2010
Outstanding	1,037,000	—
Exercisable	59,000	—

Granted	—	303,120
Exercised	(35,000)	—

March 31, 2010	—	—
Outstanding	1,002,000	303,120
Exercisable	24,000	—
The following table provides details of the restricted stock unit activity for the three months ended March 31, 2010:

Restricted stock units outstanding at January 1, 2010	526,809

Restricted stock units granted	—
Accrued dividend equivalents	1,506
Restricted stock units settled	(248,818)
Restricted stock units cancelled	(4,149)

Restricted stock units outstanding at March 31, 2010	275,348

The following table provides details of the performance based units earned under the Company’s Long-Term Incentive Plans for the three months ended March 31, 2010:

	Long-Term Incentive Plan Years
	2007-2009	2008-2010
Performance-based units outstanding at January 1, 2010	559,951	290,860
Accrued dividend equivalents	—	1,578
Performance-based units settled	(559,951)	—

Performance-based units outstanding at March 31, 2010	0	292,438

6.	The following table discloses the amount of net periodic benefit costs for the three months ended March 31, 2009 and 2010 for the Company’s defined benefit plans and other postretirement benefits relating to continuing operations:

			Other
	Pension Benefits		Postretirement Benefits
	2009	2010	2009	2010
Components of net periodic benefit cost:
Service cost	$3,387	$1,667	$853	$790
Interest cost	14,618	15,624	3,706	3,529
Expected return on plan assets	(13,687)	(16,379)	—	—
Amortization of prior service cost	(1,456)	(158)	(77)	(136)
Recognized actuarial loss	8,925	8,440	18	—
Albany settlement loss	—	3,330	—	—

Net periodic benefit cost	$11,787	$12,524	$4,500	$4,183

During 2010, the Company expects to contribute between $35,000 and $40,000 to its domestic and foreign pension plans.
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Act of 2010 (the Act) was enacted. The primary focus of the Act is to significantly reform health care in the U.S. The Act will reduce the tax deduction available to the Company to the extent of receipt of Medicare Part D prescription drug subsidy; however, this will not have a material impact on the Company’s financial results. The Company is currently evaluating other prospective effects of the Act.
7.	The following table reconciles the beginning and end of the period equity accounts attributable to Cooper Tire & Rubber Company and to the noncontrolling shareholder interests:

		Noncontrolling
	Total	Shareholders’
	Parent	Interests in	Total
	Stockholders’	Consolidated	Stockholders’
	Equity	Subsidiaries	Equity
Balance at December 31, 2009	$345,330	$118,722	$464,052

Net income	11,576	5,596	17,172
Other comprehensive income	10,804	—	10,804
Dividends payable to noncontrolling shareholders	—	(11,637)	(11,637)
Contribution of noncontrolling shareholder	—	5,250	5,250
Acquisition of noncontrolling shareholder interest	1,384	(19,304)	(17,920)
Stock compensation plans, including tax charge of $392	(2,175)	—	(2,175)
Cash dividends — $.105 per share	(6,416)	—	(6,416)

Balance at March 31, 2010	$360,503	$98,627	$459,130

The following table provides the details of the Company’s comprehensive income (loss). Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, unrealized gains or losses on certain marketable securities and derivative instruments and unrecognized postretirement benefits plans.
The Company’s comprehensive income (loss) is as follows:

	Three months ended March 31
	2009	2010
Net income (loss) attributable to
Cooper Tire & Rubber Company	$(21,267)	$11,576
Other comprehensive income (loss):
Currency translation adjustments	(2,982)	(7,224)
Unrealized net gains on derivative instruments and marketable securities, net of tax effect	3,367	1,362
Unrecognized postretirement benefit plans, net of tax effect	354	16,666

Comprehensive income (loss) attributable to Cooper Tire & Rubber Company	(20,528)	22,380
Net and comprehensive income (loss) attributable to noncontrolling shareholders’ interests	(2,020)	5,596

Total comprehensive income (loss)	$(22,548)	$27,976

8.	During the first quarter of 2010, the Company recorded restructuring expenses associated with the closure of its Albany, Georgia manufacturing facility. This initiative, announced December 17, 2008, resulted in a workforce reduction of approximately 1,330 people with an estimated cost between $140,000 and $145,000 for restructuring expense and asset impairment.
The Company recorded $4,282 of equipment relocation and other costs during the first quarter of 2010. The Company also recorded $3,330 of employee related costs representing pension settlement losses. Through March 31, 2010, the Company has recorded $130,301 of restructuring costs associated with this initiative.
At January 1, 2010, the accrued severance balance was $848 and the Company made $600 of severance payments resulting in an accrued severance balance at March 31, 2010 of $248.
During the first quarter of 2009, the Company recorded $4,852 of equipment relocation and other costs related to the Albany closure. The Company also recorded $9,454 of employee related costs. Included in employee related costs are severance costs of $10,707 partially offset by the amortization of prior service cost related to pension benefits. The Company also recorded $46 of restructuring expenses associated with the closure of the Dayton, New Jersey distribution center.
9.	The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities:

	2009	2010
Reserve at January 1	$18,244	$23,814
Additions	2,423	4,223
Payments	(3,084)	(3,902)

Reserve at March 31	$17,583	$24,135

10.	The Company is a defendant in various products liability claims brought in numerous jurisdictions in which individuals seek damages resulting from automobile accidents allegedly caused by defective tires manufactured by the Company. Each of the products liability claims faced by the Company generally involve different types of tires, models and lines, different circumstances surrounding the accident such as different applications, vehicles, speeds, road conditions, weather conditions, driver error, tire repair and maintenance practices, service life conditions, as well as different jurisdictions and different injuries. In addition, in many of the Company’s products liability lawsuits the plaintiff alleges that his or her harm was caused by one or more co-defendants who acted independently of the Company. Accordingly, both the claims asserted and the resolutions of those claims have an enormous amount of variability. The aggregate amount of damages asserted at any point in time is not determinable since often times when claims are filed, the plaintiffs do not specify the amount of damages. Even when there is an amount alleged, at times the amount is wildly inflated and has no rational basis.
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
Pursuant to applicable accounting rules, the Company accrues the minimum liability for each known claim when the estimated outcome is a range of possible loss and no one amount within that range is more likely than another. The Company uses a range of settlements because an average settlement cost would not be meaningful since the products liability claims faced by the Company are unique and widely variable. The cases involve different types of tires, models and lines, different circumstances surrounding the accident such as different applications, vehicles, speeds, road conditions, weather conditions, driver error, tire repair and maintenance practices, service life conditions, as well as different jurisdictions and different injuries. In addition, in many of the Company’s products liability lawsuits the plaintiff alleges that his or her harm was caused by one or more co-defendants who acted independently of the Company. Accordingly, the claims asserted and the resolutions of those claims have an enormous amount of variability. The costs have ranged from zero dollars to $33,000 in one case with no “average” that is meaningful. No specific accrual is made for individual unasserted claims or for premature claims, asserted claims where the minimum information needed to evaluate the probability of a liability is not yet known. However, an accrual for such claims based, in part, on management’s expectations for future litigation activity and the settled claims history is maintained. Because of the speculative nature of litigation in the United States, the Company does not believe a meaningful aggregate range of potential loss for asserted and unasserted claims can be determined. The Company’s experience has demonstrated that its estimates have been reasonably accurate and, on average, cases are settled at amounts close to the reserves established. However, it is possible an individual claim from time to time may result in an aberration from the norm and could have a material impact.
The Company determines its reserves using the number of incidents expected during a year. During the first quarter of 2010, the Company increased its products liability reserve by $36,821. The addition of another quarter of self-insured incidents accounted for $9,890 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims increasing the reserve by $1,065. Finally, changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $25,866. Of this amount, $21,800 was the result of the Company increasing its self-insured portion of a jury verdict in one case during the first quarter. The Company considered the impact of this case when evaluating the assumptions used in establishing reserve balances and did not adjust its assumptions based solely on this case.
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
The Company paid $4,781 during the first quarter of 2010 to resolve cases and claims. The Company’s products liability reserve balance at December 31, 2009 totaled $151,421 (current portion of $30,805) and the balance at March 31, 2010 totaled $183,461 (current portion of $31,621).
The products liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company offset by recoveries of legal fees. Legal costs are expensed as incurred and products liability insurance premiums are amortized over coverage periods. The Company is entitled to reimbursement, under certain insurance contracts in place for periods ending prior to April 1, 2003, of legal fees expensed in prior periods based on events occurring in those periods. The Company records the reimbursements under such policies in the period the conditions for reimbursement are met. Products liability expense totaled $20,568 and $44,598 for the periods ended March 31, 2009 and 2010, respectively.
11.	For the quarter ended March 31, 2010, the Company recorded an income tax expense for continuing operations of $7,743 including discrete items. The effective tax rate for the three-month period ended March 31, 2010, for continuing operations is 18.9 percent, exclusive of discrete items, using the applicable effective tax rate determined using the forecasted multi-jurisdictional annual effective tax rates. For comparable periods in 2009, the effective tax rate for continuing operations, exclusive of discrete items, was 16.2 percent using forecasted jurisdictional annual effective tax rates. The change in the tax rate, exclusive of discrete items, relates primarily to the reversal of a valuation allowances relating to the anticipated usage of various tax attribute carryforwards including tax credit and net operating loss carryforwards plus the impact of the mix of earnings or loss by jurisdiction as compared to 2009.

The Company maintains a valuation allowance pursuant to ASC 740 “Accounting for Income Taxes,” on its net U.S. deferred tax asset position. The valuation allowance will be maintained as long as it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the U.S., the Company has recorded significant deferred tax assets, the largest of which relates to products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains a $145,244 valuation allowance for the portion of U.S. deferred tax assets exceeding its U.S. deferred tax liabilities. In addition, the Company has recorded valuation allowances of $2,475 for deferred tax assets associated with losses in foreign jurisdictions.
The Company maintains an ASC 740-10, “Accounting for Uncertainty in Income Taxes” liability for unrecognized tax benefits for permanent and temporary book/tax differences for continuing operations. At March 31, 2010, the Company’s liability, exclusive of interest, totals approximately $7,461. The Company accrued approximately $19 of interest expense for the quarter which has been recorded as a discrete item in its tax provision.
In 2003 the Company initiated bilateral Advance Pricing Agreement (“APA”) negotiations with the Canadian and U.S. governments to change its intercompany transfer pricing process between a formerly owned subsidiary, Cooper-Standard Automotive, Inc., (“CSA”) and its Canadian affiliate. In 2009 the governments settled the APA between the governments and the taxpayers for periods 2000-2007. On August 19, 2009, the Company filed an action in the United States Bankruptcy Court, District of Delaware, in response to the Bankruptcy petition filed by Cooper Standard Holdings Inc. on August 3, 2009. The action related to the tax refunds owed to the Company pursuant to the September 16, 2004 sale agreement of CSA for pre-disposition periods ending December 23, 2004. On March 17, 2010, the Company entered into a settlement agreement with Cooper Standard Holdings, Inc., et al. to resolve the subject proceedings. The approved settlement agreement was docketed by the Court on April 15, 2010 and became final and non-appealable on April 29, 2010. Pursuant to the settlement agreement, CSA paid the Company approximately $17,600. Also, CSA must provide a release of the Company from all liability in connection with the Company’s guaranty of a lease for certain property in Surgoinsville, Tennessee, or alternatively, cause a letter of credit to be issued for the benefit of the Company in the initial amount of $7,000. The letter of credit will be payable to the Company for amounts that the Company is called upon to pay in connection with the Company’s guaranty. The settlement agreement also provides that the Company has no obligation for any payments made under a pension plan covering certain employees of a former subsidiary. When all conditions have been satisfied, the parties have agreed to certain mutual releases with only certain limited obligations under the 2004 sale agreement to remain in force. Based upon the settlement, the Company recognized the cash received and released additional liabilities recorded on its books relating to the disposition of CSA as income from discontinued operations during the second quarter of 2010.
The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by tax authorities for years prior to 2000.
12.	On February 2, 2010 in the case of Cates, et al v. Cooper Tire & Rubber Company, the United States District Court for the Northern District of Ohio entered an order approving the settlement agreement negotiated by the parties in April 2009, in its entirety, as being fair, reasonable and adequate and dismissed, with prejudice, the case and a related lawsuit, Johnson, et al v. Cooper Tire & Rubber Company. The settlement agreement provides for 1) a cash payment of $7,050 to the Plaintiffs for reimbursement of costs; and 2) modification to the Company’s approach and costs of providing future health care to specified current retiree groups which will result in an amendment to the Company’s retiree medical plan.

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
The Company is making plans to implement the settlement agreement. As a consequence of the settlement agreement, the Company recorded $7,050 of expense during the first quarter of 2009 relating to the specified payments. Also during the first quarter of 2009, the actuarial value of costs related to the plan amendment was estimated to be approximately $7,700 which has been reflected as an increase in the accrual for Other Post-employment Benefits with an offset to the Accumulated Other Comprehensive Income component of Shareholders’ Equity. The Company is currently in the process of finalizing the impact of the amendment on its accrual for Other Post-employment Benefits and will record the impact when the settlement agreement is implemented.
13.	In connection with the investment in Cooper Chengshan, beginning January 1, 2009 and continuing through December 31, 2011, the minority interest partners have the right to sell, and, if exercised, the Company has the obligation to purchase, the remaining 49 percent noncontrolling share at a minimum price of $62,700. The Company was notified by a noncontrolling shareholder that it had exercised its put option and after governmental approval, the Company purchased the 14 percent share for $17,920 on March 31, 2010. The remaining noncontrolling shareholder has the right to sell its 35 percent share to the Company at a minimum price of $44,780. The price can vary depending on operating results of the entity.
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

Consolidated Results of Operations
(Dollar amounts in millions except per share amounts)

	Three months ended March 31
	2009	Change	2010
Revenues:
North American Tire	$439.3	21.0%	$531.7
International Tire	166.2	76.7%	293.6
Eliminations	(34.1)	107.9%	(70.9)

Net sales	$571.4	32.0%	$754.4

Segment profit (loss):
North American Tire	$(3.6)	n/m	$13.6
International Tire	(2.8)	n/m	22.6
Unallocated corporate charges	(9.5)	-71.6%	(2.7)
Eliminations	(0.3)	66.7%	(0.5)

Operating profit (loss)	(16.2)	n/m	33.0
Interest expense	12.7	-31.5%	8.7
Interest income	(1.4)	-14.3%	(1.2)
Other income	(0.8)	-75.0%	(0.2)

Income (loss) from continuing operations before income taxes	(26.7)	n/m	25.7

Income tax expense (benefit)	(3.8)	n/m	7.7

Income (loss) from continuing operations	(22.9)	n/m	18.0

Income (loss) from discontinued operations, net of income taxes	(0.4)	n/m	(0.8)
Noncontrolling shareholders’ interests	(2.0)	n/m	5.6

Net income (loss) attributable to Cooper Tire & Rubber Company	$(21.3)	n/m	$11.6

Basic earnings per share attributable to Cooper Tire & Rubber Company	$(0.36)		$0.19

Diluted earnings per share attributable to Cooper Tire & Rubber Company	$(0.36)		$0.19

Consolidated net sales for the three-month period ended March 31, 2010 were $183.0 million higher than the comparable period one year ago. The increase in net sales for the first quarter of 2010 compared with the first quarter of 2009 was attributable to higher unit volumes in both the North American Tire Operations and International Tire Operations segments. Additional favorable impacts from foreign currency were partially offset by reduced pricing and mix in the International Tire Operations segment.
Operating profit in the first quarter of 2010 increased by $49.2 million from the first quarter of 2009. The favorable impacts of higher sales volumes, improved pricing and mix, lower production curtailments costs, decreased restructuring expenses and improved manufacturing operations all contributed to the improvement from 2009. These improvements were partially offset by higher raw material costs and increased products liability charges in the North American Tire Operations segment.

The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based. The increases in the cost of natural rubber and petroleum-based materials were the most significant drivers of higher raw material costs during the first quarter of 2010, which were up $40.5 million from the first quarter of 2009.
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
Products liability costs totaled $20.6 million and $44.6 million in the first quarter of 2009 and 2010, respectively. The majority of the increase is due to the Company recording an additional $21.8 million for its self-insured portion of a jury verdict in one case during the quarter. Additional information related to the Company’s accounting for products liability costs appears in the Notes to Condensed Consolidated Financial Statements.
Selling, general and administrative expenses were $44.6 million in the first quarter of 2010 (5.9 percent of net sales) and $45.1 million in the first quarter of 2009 (7.9 percent of net sales). The decrease in selling, general and administrative expenses was due primarily to reduced advertising and promotion costs.
During the first quarter of 2010, the Company recorded $7.6 million in restructuring costs related to the planned closure of its Albany, Georgia manufacturing facility. Additional information related to this restructuring initiative appears in the Notes to Condensed Consolidated Financial Statements.
As discussed in the Notes to Condensed Consolidated Financial Statements, the Company recorded a $7.1 million charge during the first quarter of 2009 related to the agreement reached in the Cates retiree medical legal case which is reflected as Unallocated corporate charges in 2009.
Interest expense decreased $3.9 million in the first quarter of 2010 from the first quarter of 2009 due to lower debt levels in both the parent Company and its subsidiaries. The Company repaid $96.9 million of its parent company Senior Notes in December 2009.
Other expense (income) decreased by $.6 million in the first quarter of 2010 compared to 2009. The Company recorded losses from an unconsolidated subsidiary of $.8 million in 2009 but recorded $.7 million in earnings in the first quarter of 2010. Proceeds from the settlement of a lawsuit of $1.8 million were recorded in 2009.
For the quarter ended March 31, 2010, the Company recorded an income tax expense for continuing operations of $7.7 million, which includes a tax expense for discrete items of $2.9 million relating primarily to adjustments to U.S. and Non-U.S. deferred tax assets plus the increased state tax impact from the recent settlement of IRS audits for prior periods. The effective tax rate for the quarter for continuing operations is 18.9 percent, exclusive of discrete items, using the applicable effective tax rate determined using the forecasted multi-jurisdictional annual effective tax rates. For comparable periods in 2009, the effective tax rate for continuing operations, exclusive of discrete items, was 16.2 percent using forecasted jurisdictional annual effective tax rates. The change in the tax rate, exclusive of discrete items, relates primarily to the reversal of a valuation allowances relating to the anticipated usage of various tax attribute carryforwards including tax credit and net operating loss carryforwards plus the impact of the mix of earnings or loss by jurisdiction as compared to 2009.
The Company maintains a valuation allowance pursuant to ASC 740 “Accounting for Income Taxes,” on its net U.S. deferred tax asset position. The valuation allowance will be maintained as long as it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the U.S., the Company has recorded significant deferred tax assets, the largest of which relates to products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains a $145.2 million valuation allowance for the portion of U.S. deferred tax assets exceeding its U.S. deferred tax liabilities. In addition, the Company has recorded valuation allowances of $2.5 million for deferred tax assets associated with losses in foreign jurisdictions.
North American Tire Operations Segment

	Three months ended March 31
	2009	Change	2010
(Dollar amounts in millions)
Sales	$439.3	21.0%	$531.7

Operating profit (loss)	$(3.6)	n/m	$13.6

United States unit shipments changes:
Passenger tires
Segment		19.8%
RMA members		9.6%
Total Industry		12.6%

Light truck tires
Segment		14.6%
RMA members		11.5%
Total Industry		17.8%

Total light vehicle tires
Segment		18.9%
RMA members		9.8%
Total Industry		13.2%

Total segment unit sales change		19.2%
Overview
The North American Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the United States replacement market. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not sell its products directly to end users, except through three Company-owned retail stores, and does not manufacture tires for sale to the automobile original equipment manufacturers (“OEMs”).
Sales
Sales of the North American Tire Operations segment increased $92.4 million, or 21.0 percent, in the first quarter of 2010 from levels in 2009. The increase in sales was a result of higher unit volume ($87.9 million) and improved pricing and mix ($4.5 million). In the United States, the segment’s unit sales of total light vehicle tires increased 18.9 percent in the first quarter of 2010 compared to the first quarter of 2009. This increase exceeded the 9.8 percent increase in total light vehicle shipments experienced by all members of the Rubber Manufacturers Association (“RMA”), and was also higher than the 13.2 percent increase in total light vehicle shipments for the total industry (which includes an estimate for non-RMA members). Nearly all product segments outpaced the industry in the U.S. market. Shipments to house brands and private brand distributors were strong.
Operating Profit
North American Tire segment operating profit increased $17.2 million in the first quarter of 2010 from the first quarter of 2009. The increase in operating profit was due to higher unit volumes ($21.5 million), reduced production curtailment costs ($19.2 million), improved manufacturing operations ($10.5 million), favorable pricing net of mix ($8.2 million), lower restructuring costs ($6.7 million) and decreased selling, general and administrative expenses ($2.8 million). These improvements were partially offset by higher raw material costs (-$29.2 million) and increased products liability charges (-$24.0 million) as compared to the first quarter of 2009. Details of the methodology used to calculate the products liability reserve are discussed in the Notes to Consolidated Financial Statements.
International Tire Operations Segment

	Three months ended March 31
	2009	Change	2010
(Dollar amounts in millions)
Sales	$166.2	76.7%	$293.6

Operating profit (loss)	$(2.8)	n/m	$22.6

Unit sales change		64.6%
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
Sales
Sales of the International Tire Operations segment increased $127.3 million, or 76.6 percent, in the first quarter of 2010 compared with the first quarter of 2009. The segment recognized higher unit volumes ($126.0 million) in 2010 when compared with 2009, primarily from the Company’s joint venture operations in Asia. The foreign currency impact of a weaker United States dollar in relation to the British pound also increased sales $8.5 million in the first quarter of 2010. The impact of less favorable pricing and mix (-$7.2 million) partially offset the improvements from volume and currency.

Operating Profit
Operating profit for the segment in the first quarter of 2010 was $25.4 million higher than in the same period of 2009. The increase in operating profit was due to higher unit volumes ($19.8 million), favorable pricing net of mix ($9.3 million), improved manufacturing operations ($3.6 million), favorable foreign currency impact ($2.9 million) and a reduction in production curtailment costs ($2.5 million). These increases were partially offset by higher raw material costs (-$11.3 million) and increased selling, general and administrative expenses (-$2.2 million).
Outlook for Company
The Company expects demand and growth rates in 2010 will vary by region as developing markets, including the PRC, present more robust opportunities for improvement. Mature tire markets are expected to grow at near historical growth rates of two to three percent. While the Company believes pent up demand for tires exists, it does not believe a surge in demand for tires will occur unless consumer confidence recovers more fully.
The heightened demand, in combination with relatively low levels of inventory, means the Company expects to operate its manufacturing facilities at very high utilization rates in 2010. This is partially the result of successful efforts to optimize production capacity in recent years. The Company also intends to invest in increased inventory levels; the ability to increase these quantities will be a function of both the strength of sales and the Company’s ability to manufacture sufficient units above demand levels.
As success for the Company continues to build through improved competitiveness there will be additional focus shifted to the imperative of profitable growth. This is designed to leverage the Company’s position and prepare for future growth opportunities. These actions will include the launch of new products to meet market demands, growth in sales channels where the Company is under-represented and progress in emerging markets. The Company expects this will position it for growth at or above industry rates.
Raw material prices have proven very difficult to accurately predict as commodity markets remain volatile. The Company expects prices for commodities to be higher in 2010 than in 2009. The Company announced a price increase in North America of up to 7.5 percent effective June 1, 2010. The Company expects its effective tax rate for 2010 will most likely be between 17 percent and 27 percent.
In 2010, the Company will continue to focus on building a strong foundation to take advantage of future market opportunities. This will require the Company to continue investing in opportunities that will make it more cost competitive including automation, efficiently adding capacity, LEAN-Six Sigma and manufacturing located in lower cost countries. Additionally, in 2010 the Company will continue preparations and begin investments for the implementation of a global ERP system that will enhance organizational capabilities.
The Company remains committed to its Strategic Plan. The plan calls for the Company to improve its cost structure, pursue profitable top line growth and improve organizational capabilities. Successful implementation of the three imperatives detailed in the Strategic Plan and improvement in market or industry conditions can drive improved operating results, which may also be subjected to uncontrollable factors including: consumer confidence, gasoline prices, raw material cost volatility, intense competition, government intervention and currency fluctuations. The Company’s focus remains on prudent management of critical resources to drive shareholder value. The Company’s outlook remains cautiously optimistic. The successes it achieves combined with improved global industry conditions can result in an even stronger Company with a more consistent level of profitability.
Liquidity and Capital Resources
Generation and uses of cash — Net cash used in operating activities of continuing operations was $29 million in the first three months of 2010 compared to net cash provided by operating activities in 2009 of $33 million. Net income contributed $40 million more cash in 2010. Accounts payable levels increased at March 31, 2010 as raw material purchases returned to more normal levels from the low 2009 levels that resulted from the economic downturn during the fourth quarter of 2008. Increases in accounts receivable due to improved sales and higher inventory levels from the low levels at December 31, 2009 were the primary reasons for the consumption of cash in the first quarter of 2010.
Net cash used in investing activities during the first quarters of 2009 and 2010 reflect capital expenditures of $17 million and $15 million, respectively.
During the first quarters of 2009 and 2010, the Company repaid $22 million and $25 million of debt, respectively. In 2010, the Company’s Cooper Kenda joint venture received $5 million of capital contributions from its joint venture partner. Also in the first quarter of 2010, the Company paid $18 million to purchase an additional 14 percent interest in its Cooper Chengshan joint venture increasing its ownership share to 65 percent.
Dividends paid on the Company’s common shares in the first quarter of 2009 and 2010 were $6 million.
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
Available cash and contractual commitments — At March 31, 2010, the Company had cash and cash equivalents of $338 million. The Company’s additional borrowing capacity based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at March 31, 2010 was $203 million. The additional borrowing capacity on the Asian credit lines totaled $126 million.
The Company expects capital expenditures for 2010 to be in the $120 to $130 million range of which approximately $36 million will be in consolidated entities where the Company’s ownership is at or near 50 percent.
The following table summarizes long-term debt at March 31, 2010:

Parent company
8% unsecured notes due December 2019	$173.6
7.625% unsecured notes due March 2027	116.9
Capitalized leases and other	10.5

301.0
Subsidiaries
5.4% unsecured notes due in 2010	4.4
5.13% unsecured notes due in 2011	6.6
4.86% to 5.13% unsecured notes due in 2012	20.4

31.4
Less current maturities	5.0

$327.4

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
Pursuant to applicable accounting rules, the Company accrues the minimum liability for each known claim when the estimated outcome is a range of possible loss and no one amount within that range is more likely than another. The Company uses a range of settlements because an average settlement cost would not be meaningful since the products liability claims faced by the Company are unique and widely variable. The cases involve different types of tires, models and lines, different circumstances surrounding the accident such as different applications, vehicles, speeds, road conditions, weather conditions, driver error, tire repair and maintenance practices, service life conditions, as well as different jurisdictions and different injuries. In addition, in many of the Company’s products liability lawsuits the plaintiff alleges that his or her harm was caused by one or more co-defendants who acted independently of the Company. Accordingly, the claims asserted and the resolutions of those claims have an enormous amount of variability. The costs have ranged from zero dollars to $33 million in one case with no “average” that is meaningful. No specific accrual is made for individual unasserted claims or for premature claims, asserted claims where the minimum information needed to evaluate the probability of a liability is not yet known. However, an accrual for such claims based, in part, on management’s expectations for future litigation activity and the settled claims history is maintained. Because of the speculative nature of litigation in the United States, the Company does not believe a meaningful aggregate range of potential loss for asserted and unasserted claims can be determined. The Company’s experience has demonstrated that its estimates have been reasonably accurate and, on average, cases are settled at amounts close to the reserves established. However, it is possible an individual claim from time to time may result in an aberration from the norm and could have a material impact.
Forward-Looking Statements
This report contains what the Company believes are “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding projections, expectations or matters that the Company anticipates may happen with respect to the future performance of the industries in which the Company operates, the economies of the United States and other countries, or the performance of the Company itself, which involve uncertainty and risk. Such “forward-looking statements” are generally, though not always, preceded by words such as “anticipates,” “expects,” “believes,” “projects,” “intends,” “plans,” “estimates,” and similar terms that connote a view to the future and are not merely recitations of historical fact. Such statements are made solely on the basis of the Company’s current views and perceptions of future events, and there can be no assurance that such statements will prove to be true. It is possible that actual results may differ materially from those projections or expectations due to a variety of factors, including but not limited to:
•	changes in economic and business conditions in the world;
•	the failure to achieve expected sales levels;
•	consolidation among the Company’s competitors and customers;
•	technology advancements;
•	the failure of the Company’s suppliers to timely deliver products in accordance with contract specifications;
•	changes in interest and foreign exchange rates;
•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons;

•	the impact of reductions in the insurance program covering the principal risks to the Company, and other unanticipated events and conditions;
•	volatility in raw material and energy prices, including those of steel, petroleum based products and natural gas and the unavailability of such raw materials or energy sources;

•	the inability to obtain and maintain price increases to offset higher production or material costs;
•	increased competitive activity including actions by larger competitors or low-cost producers;
•	the inability to recover the costs to develop and test new products or processes;
•	the risks associated with doing business outside of the United States;
•	changes in pension expense and/or funding resulting from investment performance of the Company’s pension plan assets and changes in discount rate, salary increase rate, and expected return on plan assets assumptions, or changes to related accounting regulations;
•	government regulatory initiatives;
•	the impact of labor problems, including a strike brought against the Company or against one or more of its large customers or suppliers;
•	litigation brought against the Company including products liability;
•	an adverse change in the Company’s credit ratings, which could increase its borrowing costs and/or hamper its access to the credit markets;
•	changes to the credit markets and/or access to those markets;
•	inaccurate assumptions used in developing the Company’s strategic plan or the inability or failure to successfully implement the Company’s strategic plan;
•	inability to adequately protect the Company’s intellectual property rights;
•	failure to successfully integrate acquisitions into operations or their related financings may impact liquidity and capital resources;
•	inability to use deferred tax assets;
•	recent changes to tariffs on certain tires imported into the United States from the PRC and;
•	changes in the Company’s relationship with joint venture partners.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk at March 31, 2010 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2009.
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

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On March 19, 2010, the Company received an adverse jury verdict in a trial in the Iowa District Court for Polk County. The jury found that the Company was liable for a vehicle accident allegedly caused by tire failure involving tread separation. The jury awarded damages of approximately $33 million. The Company believes that a number of legal rulings were in error, and the Company intends to pursue post-verdict relief, including appeal.
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
Inadequate supply of key raw materials and pricing volatility for raw materials could result in increased costs and may affect the Company’s profitability.
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
The replacement tire industry is a highly competitive, global industry. Some of the Company’s competitors are large companies with relatively greater financial resources. Most of the Company’s competitors have operations in lower-cost countries. Intense competitive activity in the replacement tire industry has caused, and will continue to cause, pressures on the Company’s business. The Company’s ability to compete successfully will depend in part on its ability to balance capacity with demand, leverage global purchasing of raw materials, make required investments to improve productivity, eliminate redundancies and increase production at low-cost, high-quality supply sources. If the Company is unable to offset continued pressures with improved operating efficiencies, its sales, margins, operating results and market share would decline and the decline could become material.
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
On September 26, 2009, a tariff was imposed on light vehicle tires imported into the United States from the PRC at a level of 35 percent for the first 12 months, 30 percent for the second 12 months, and 25 percent for the third 12 months. The Company’s ability to competitively source tires from its operations in the PRC could be significantly impacted. Other effects, including impacts on the price of tires, responsive actions from other governments and the opportunity for other low cost competitors to establish a presence in the United States could also have significant impacts on the Company’s results.

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
The cost of compliance with the recently enacted health care reforms could affect the Company’s operating costs.
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Act of 2010 (the Act) was enacted. The primary focus of the Act is to significantly reform health care in the U.S. The Act will reduce the tax deduction available to the Company to the extent of receipt of Medicare Part D prescription drug subsidy; however, this will not have a material impact on the Company’s financial results. The Company is currently evaluating other prospective effects of the Act.
Compliance with regulatory initiatives could increase the cost of operating the Company’s business.
The Company is subject to federal, state and local laws and regulations. Compliance with those now in effect, or that may be enacted, could require significant capital expenditures, increase the Company’s production costs and affect its earnings and results of operations.
Clean oil directive number 2005/69/EC in the European Union (“EU”) was effective January 1, 2010 and requires all tires manufactured after this date and sold in the EU, use non-aromatic oils. The Company is in compliance with this directive. Additional countries may legislate similar clean oil requirements which could increase the cost of materials used in the Company’s products.
In addition, while the Company believes that its tires are free from design and manufacturing defects, it is possible that a recall of the Company’s tires could occur in the future. A substantial recall could harm the Company’s reputation, operating results and financial position.
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
A valuation allowance is required pursuant to ASC 740 relating to Accounting for Income Taxes, when, based upon an assessment which is largely dependent upon objectively verifiable evidence including recent operating loss history, expected reversal of existing deferred tax liabilities and tax loss carry back capacity, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the United States, the Company has recorded significant deferred tax assets, the largest of which relate to tax attribute carryforwards, products liabilities, pension and other post retirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains a $145.2 million valuation allowance for the portion of U.S. deferred tax assets exceeding deferred tax liabilities. In addition, the Company has recorded valuation allowances of $2.5 million for certain non-U.S. net deferred tax assets primarily associated with losses in foreign jurisdictions. As a result of changes in the amount of U.S. and certain foreign net deferred tax assets during the year, the valuation allowance was decreased in the first quarter 2010 by $6.7 million. The pension liability and associated deferred tax asset accounts for $123.1 million of the total valuation allowance at March 31, 2010.
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

In connection with its acquisition of Cooper Chengshan, beginning January 1, 2009, and continuing through December 31, 2011, the noncontrolling shareholders have the right to sell and, if exercised, the Company has the obligation to purchase, the remaining 49 percent minority interest share at a minimum price of $62.7 million. The Company received notification from one of its noncontrolling shareholders of its intention to exercise its put option. After receiving governmental approvals, the Company purchased the 14 percent share for $17.9 million on March 31, 2010. The remaining shares may be sold to the Company under the put option through December 31, 2011.
The minority investment in a tire operation in Mexico, which is not consolidated with the Company’s results, is being funded largely by loans from the Company. The amount of such loans fluctuates with its results of operations and working capital needs and its ability to repay the existing loans is heavily dependent upon successful operations and cash flows.
Item 5. OTHER INFORMATION
Submission of Matters to a Vote of Security Holders
(a)	The Company’s Annual Meeting of Stockholders was held on May 4, 2010.
(b)	All of the nominees for directors, as listed below under (c) and on pages 4 and 8 of the Company’s Proxy Statement dated March 25, 2010, were elected. The following directors have terms of office which continued after the Annual Meeting.

Laurie J. Breininger	Steven M. Chapman
John J. Holland	John F. Meier
John H. Shuey	Richard L. Wambold
(c)	A description of each matter voted upon at the Annual Meeting is contained on pages 4 through 13 of the Company’s Proxy Statement dated March 25, 2010, which pages are incorporated herein by reference.

The number of votes cast by common stockholders with respect to each matter is as follows:
(i)	Election of directors

	Term	Affirmative	Withheld
	Expires	Votes	Votes
Roy V. Armes	2013	46,919,873	1,987,845
Thomas P. Capo	2013	47,703,745	1,203,973
Robert D. Welding	2013	46,494,845	2,412,873
At March 11, 2010, the record date, there were 61,146,610 shares of common stock issued and outstanding and entitled to vote at the Annual meeting. Each of the directors received in excess of a majority of votes cast for their respective election.

(ii)	Ratification of the selection of the Company’s independent auditors. The votes that had been submitted on the proposal were as follows:

Affirmative Votes	52,218,949
Negative Votes	1,690,049
Abstentions	495,037

(iii)	Proposal to declassify the Board of Directors. The votes that had been submitted on the proposal were as follows:

Affirmative Votes	52,394,066
Negative Votes	1,376,465
Abstentions	633,504
(iv)	Approval of the Cooper Tire & Rubber Company 2010 Incentive Compensation Plan. The votes that had been submitted on the proposal were as follows:

Affirmative Votes	38,021,247
Negative Votes	10,213,824
Abstentions	672,647
Amendments to Bylaws
(a)	On May 4, 2010, the Board of Directors of the Company adopted an amendment to the Bylaws of the Company to declassify the Board of Directors. The amendment conforms the Bylaws to reflect a similar amendment to the Company’s Restated Certificate of Incorporation that was approved at a meeting of the stockholders of the Company held on May 4, 2010.

The amendment to the Bylaws provides for the annual election of all directors beginning at the 2011 Annual Meeting of Stockholders; provided, however, that prior to the 2011 Annual Meeting of Stockholders, any director elected by the stockholders of the Company to a three-year term may complete the term to which he or she has been elected. The amendment further provides that directors chosen to fill a vacancy shall hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Additionally, any director or the entire Board of Directors may be removed from office at any time, but only by the affirmative vote of the holders of a majority of the voting power of all of the shares of capital stock of the Company entitled to vote generally in the election of directors, voting together as a single class.

Prior to the amendment, the Bylaws provided that (i) the Board of Directors was divided into three classes, (ii) each class of directors served for a term of three years, (iii) directors chosen to fill a vacancy served until the next election of the class for which such director would have been chosen and (iv) directors could only be removed for cause by the affirmative vote of the holders of at least 80% of the voting power of all of the shares of the company entitled to vote generally in the election of directors, voting together as a single class.

Item 6. EXHIBITS
(a)	Exhibits
(3)(i)	Certificate of Incorporation of Cooper Tire & Rubber Company, as amended following an amendment filed May 4, 2010 with the Secretary of State of Delaware.

(3)(ii)	Bylaws of Cooper Tire & Rubber Company, as amended May 4, 2010.

(10)	2010 Incentive Compensation Plan is incorporated herein by reference from Appendix B to the Company’s Proxy Statement dated March 25, 2010.

(31.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER TIRE & RUBBER COMPANY

/s/ B. E. Hughes
B. E. Hughes
Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ R. W. Huber R. W. Huber
Director of External Reporting
(Principal Accounting Officer)
May 5, 2010
     (Date)