Form 10-K/A
period 2009-12-31
COOPER TIRE & RUBBER CO
filed 2010-08-05
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-Accelerated Filer (Do not check if a small reporting company)	☐ Smaller Reporting Company
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

Explanatory Note
Cooper Tire & Rubber Company (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (“Form 10-K/A”) for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission (SEC) on March 2, 2010 (the “Original Filing”). The Company is filing this Form 10-K/A to reflect restatements of its consolidated balance sheets at December 31, 2008 and December 31, 2009, and its Consolidated Statements of Operations and Equity for the fiscal years ended December 31, 2007, December 31, 2008 and December 31, 2009, and the related notes thereto, as a result of a review of the Company’s accounting of noncontrolling shareholders’ interests.
Historically, the Company classified the Cooper Chengshan noncontrolling shareholders’ interest as permanent equity. After consideration of the applicable financial accounting guidance and evaluation of the related agreements, management determined that noncontrolling shareholders’ interest in Cooper Chengshan should be classified as a redeemable noncontrolling shareholder interest in mezzanine equity on the balance sheet. Pursuant to the agreements related to Cooper Chengshan, the owners of the noncontrolling shareholders’ interest in Cooper Chengshan had the right to sell and, if exercised, the Company had the obligation to purchase, the remaining 49 percent noncontrolling shareholders’ interest share at a minimum price of $62.7 million. This put option was previously disclosed in the footnotes to the financial statements, with a term beginning January 1, 2009 and continuing through December 31, 2011. The restatement also relates, in part to the Company’s accounting for foreign currency translation adjustments. In accordance with applicable financial accounting guidance, a portion of the currency translation adjustment recorded in comprehensive income (loss) and cumulative other comprehensive loss should have been allocated to the noncontrolling shareholders’ interests in consolidated subsidiaries which include Cooper Chengshan, Cooper Kenda and Cooper de Mexico. For a more detailed description of the restatement, see Note 1A – Restatement in the Notes to the Consolidated Financial Statements.
This Form 10-K/A amends and restates “Item 1A. Risk Factors,” “Item 6. Selected Financial Data,” “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” “Item 8. Financial Statements and Supplementary Data,” “Item 9A. Controls and Procedures,” and “Item 15. Financial Statements” of Part IV of the Original Filing, solely as a result of, and to reflect, the restatement. Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the consents of the Company’s independent registered public accountants and currently-dated certifications from the Company’s principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the Company’s independent registered public accounting firm is attached to the Form 10-K/A as exhibit 23. The certifications of the Company’s principal executive officer and principal financial officer are attached to this form 10-K/A as Exhibits 31.1, 31.2 and 32.
Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that have occurred subsequent to that date. Other events occurring after the date of the Original Filing or other information necessary to reflect subsequent events have been disclosed in reports filed with the SEC subsequent to the Original Filing.

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
The Company may fail to maintain an effective system of internal control over financial reporting and it may not be able to accurately report its financial results, and current and potential stockholders may lose confidence in its financial reporting.
The Company is required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. The Company is likewise required, on a quarterly basis, to evaluate the effectiveness of its internal controls and to disclose any changes and material weaknesses in those internal controls.
As described in greater detail elsewhere in this Annual Report on Form 10-K/A, in connection with the restatement process, the Company identified a material weakness with regard to the reporting of its noncontrolling shareholders’ interests.
In connection with this restatement, the Company has taken a series of steps designed to improve its control processes. These actions include a review of the accounting for joint ventures from acquisition to present with a special focus on changes to reporting guidance that may affect the Company’s accounting. The Company is also implementing measures to enhance the controls by which authoritative guidance will be monitored and applied on a regular basis. The Company believes these measures will appropriately address the material weakness described above.

Item 6. SELECTED FINANCIAL DATA
The following Selected Financial Data of the Company reflects its continuing operations after the sale of its automotive operations, known as Cooper-Standard Automotive, in a transaction which closed on December 23, 2004 and the sale of the Oliver Rubber Company in a transaction which closed on October 5, 2007.
(Dollar amounts in thousands except for per share amounts)

				Income (loss) from	Earnings (Loss) Per Share
				Continuing Operations	from Continuing Operations
			Income (loss)	available to	available to
			from Continuing	Cooper Tire &	Cooper Tire & Rubber Company
	Net	Operating	Operations Before	Rubber Company	common stockholders
	Sales	Profit (Loss)	Income taxes	common stockholders (1)	Basic (1)	Diluted (1)
2005	$2,035,623	$25,150	$(15,953)	$(16,016)	$(0.25)	$(0.25)
2006	2,575,218	(45,252)	(75,995)	(74,320)	(1.21)	(1.21)
2007	2,932,575	134,392	116,030	91,435	1.48	1.46
2008	2,881,811	(216,633)	(257,775)	(229,383)	(3.88)	(3.88)
2009	2,778,990	156,269	115,523	93,359	1.57	1.54

		Redeemable
		Noncontrolling			Net Property,
	Stockholders’	Shareholders’	Long-term	Total	Plant &
	Equity (1)	Interests (1)	Debt	Assets	Equipment
2005	$943,730	$—	$491,618	$2,152,186	$751,767
2006	666,244	44,956	513,213	2,237,136	971,072
2007	826,262	56,686	464,608	2,298,490	992,215
2008	318,246	62,720	325,749	2,042,896	901,274
2009	380,524	83,528	330,971	2,100,340	850,971

				Average
	Capital		Dividends	Common Shares	Number of
	Expenditures	Depreciation	Per Share	(000)	Employees
2005	$160,273	$103,047	$0.42	63,653	8,762
2006	186,190	127,693	0.42	61,338	13,361
2007	140,972	131,007	0.42	61,938	13,355
2008	128,773	138,805	0.42	59,048	13,311
2009	79,333	121,483	0.42	59,439	12,568

(1)	Amounts have been restated, see Footnote 1A for additional information.
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
The Company’s continuing operations recorded an impairment charge during 2006 of $47,973 related to goodwill and an indefinite-lived intangible asset and recorded an impairment charge during 2008 of $31,340 related to goodwill as described in Note 4 – Goodwill and Intangibles.
In 2008, the Company’s continuing operations recorded $76,402 of restructuring charges associated with the closures of its Albany, Georgia manufacturing facility and Dayton, New Jersey distribution center as described in Note 16 – Restructuring.

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

Consolidated Results of Continuing Operations

%	%
(Dollar amounts in millions except per share amounts)	2007	Change	2008	Change	2009
Revenues:
North American Tire	$2,209.8	-3.1%	$2,142.1	-6.3%	$2,006.2
International Tire	881.3	10.6%	975.0	1.9%	993.8
Eliminations	(158.5)	48.5%	(235.3)	-6.1%	(221.0)

Net sales	$2,932.6	-1.7%	$2,881.8	-3.6%	$2,779.0

Operating profit (loss):
North American Tire	$119.4	n/m	$(174.1)	n/m	$111.0
International Tire	28.9	n/m	(30.1)	n/m	72.8
Eliminations	(0.5)	n/m	(1.3)	n/m	(1.6)
Unallocated corporate charges	(13.4)	-17.2%	(11.1)	133.3%	(25.9)

Operating profit (loss)	134.4	n/m	(216.6)	n/m	156.3
Interest expense	48.5	4.1%	50.5	-6.5%	47.2
Debt extinguishment (gains) losses	2.6	n/m	0.6	n/m	—
Interest income	(18.0)	-28.3%	(12.9)	-59.7%	(5.2)
Dividend from unconsolidated subsidiary	(2.0)	-5.0%	(1.9)	-100.0%	—
Other — net	(12.7)	n/m	4.9	n/m	(1.2)

Income (loss) from continuing operations before income taxes	116.0	n/m	(257.8)	n/m	115.5

Provision (benefit) for income taxes	15.8	n/m	(30.3)	n/m	0.2

Income (loss) from continuing operations	100.2	n/m	(227.5)	n/m	115.3

Noncontrolling shareholders’ interests	(8.8)	n/m	8.1	n/m	(31.9)

Income (loss) from continuing operations attributable to Cooper Tire & Rubber Company	$91.4	n/m	$(219.4)	n/m	$83.4

Basic earnings (loss) per share	$1.48	—	$(3.88)	1	—	$1.57	1

Diluted earnings (loss) per share	$1.46	—	$(3.88)	1	—	$1.54	1

1	Amounts have been restated, see Footnote 1A for additional information.

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
Other – net increased $6.1 million in 2009 from 2008 as a result of the Company recording lower foreign currency losses in 2009, reduced losses from an unconsolidated subsidiary and proceeds from the settlement of a lawsuit.
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

North American Tire Operations Segment

		Change		Change
(Dollar amounts in millions)	2007	%	2008	%	2009
Sales	$2,209.8	-3.1%	$2,142.1	-6.3%	$2,006.2

Operating profit (loss)	$119.4	n/m	$(174.1)	n/m	$111.0

Operating profit margin	5.4%	n/m	-8.1%	n/m	5.5%

United States unit shipments changes:
Passenger tires
Segment		-16.1%		-4.2%
RMA members		-8.1%		-3.4%
Total Industry		-4.6%		-2.2%

Light truck tires
Segment		-18.6%		-13.6%
RMA members		-15.0%		-5.2%
Total Industry		-15.1%		-6.5%

Total light vehicle tires
Segment		-16.6%		-6.0%
RMA members		-9.1%		-3.6%
Total Industry		-6.1%		-2.8%

Total segment unit sales changes		-11.2%		-5.2%
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

International Tire Operations Segment

		Change		Change
(Dollar amounts in millions)	2007	%	2008	%	2009
Sales	$881.3	10.6%	$975.0	1.9%	$993.8
Operating profit (loss)	$28.9	n/m	$(30.1)	n/m	$72.8
Operating profit margin	3.3%	n/m	-3.1%	n/m	7.3%
Unit sales change		7.3%		8.7%
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
Available credit facilities — On August 30, 2006, the Company established an accounts receivable securitization facility of up to $175 million. Pursuant to the terms of the facility, the Company is permitted to sell certain of its domestic trade receivables on a continuous basis to its wholly-owned, bankruptcy-remote subsidiary, Cooper Receivables LLC (“CRLLC”). In turn, CRLLC may sell from time to time an undivided ownership interest in the purchased trade receivables, without recourse, to a PNC Bank administered, asset-backed commercial paper conduit. The facility was initially scheduled to expire in August 2009. On September 14, 2007, the Company amended the accounts receivable facility to exclude the sale of certain receivables, reduce the size of the facility to $125 million and to extend the maturity to September 2010. No ownership interests in the purchased trade receivables had been sold to the bank conduit as of December 31, 2009. The Company had issued standby letters of credit under this facility totaling $29.5 million and $36.0 million at December 31, 2008 and 2009, respectively.

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
The Company’s cash requirements relating to contractual obligations at December 31, 2009 are summarized in the following table:
(Dollar amounts in thousands)

	Payment Due by Period
		Less than			After
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$335,405	$14,915	$30,032	$—	$290,458
Capital lease obligations and other	11,081	600	1,200	1,200	8,081
Interest on debt and capital lease obligations	297,954	24,464	47,143	46,257	180,090
Operating leases	86,136	15,522	29,072	12,222	29,320
Notes payable (b)	156,719	156,719	—	—	—
Unconditional purchase (a)	83,578	83,578	—	—	—
Postretirement benefits other than pensions (c)	261,926	17,021	34,757	35,178	174,970
Other long-term liabilities and noncontrolling
shareholder exercised put option (d) (e)	439,550	18,037	52,451	46,523	322,539

Total contractual cash obligations	$1,672,349	$330,856	$194,655	$141,380	$1,005,458

(a)	Noncancelable purchase order commitments for capital expenditures and raw materials, principally natural rubber, made in the ordinary course of business.

(b)	Financing obtained from financial institutions in the PRC to support the Company’s operations there.

(c)	Represents both the current and long-term portions of postretirement benefits other than pensions liability.

(d)	Based on long-term amounts recorded under U.S. generally accepted accounting principles.

(e)	Pension liability, products liability, nonqualified benefit plans, warranty reserve and other non-current liabilities.
Credit agency ratings — Standard & Poor’s has rated the Company’s long-term corporate credit and senior unsecured debt at B with a positive outlook. Moody’s Investors Service has assigned a B2 corporate family rating and a B3 rating to senior unsecured debt.

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
Products liability — The Company is a defendant in various products liability claims brought in numerous jurisdictions in which individuals seek damages resulting from automobile accidents allegedly caused by defective tires manufactured by the Company. Each of the products liability claims faced by the Company generally involve different types of tires, models and lines, different circumstances surrounding the accident such as different applications, vehicles, speeds, road conditions, weather conditions, driver error, tire repair and maintenance practices, service life conditions, as well as different jurisdictions and different injuries. In addition, in many of the Company’s products liability lawsuits the plaintiff alleges that his or her harm was caused by one or more co-defendants who acted independently of the Company. Accordingly, both the claims asserted and the resolutions of those claims have an enormous amount of variability. The aggregate amount of damages asserted at any point in time is not determinable since often times when claims are filed, the plaintiffs do not specify the amount of damages. Even when there is an amount alleged, at times the amount is wildly inflated and has no rational basis.
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
Impairment of long-lived assets — The Company’s long-lived assets include property, plant and equipment and other intangible assets. If an indicator of impairment exists for certain groups of property, plant and equipment or definite-lived intangible assets, the Company will compare the forecasted undiscounted cash flows attributable to the assets to their carrying values. If the carrying values exceed the undiscounted cash flows, the Company then determines the fair values of the assets. If the carrying values exceed the fair values of the assets, then an impairment charge is recognized for the difference.
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31
(Dollar amounts in thousands except per share amounts)

	2007	2008		2009
Net sales	$2,932,575	$2,881,811		$2,778,990
Cost of products sold	2,617,161	2,805,638		2,359,963

Gross profit	315,414	76,173		419,027

Selling, general and administrative	177,507	185,064		206,990
Impairment of goodwill and indefinite-lived intangible asset	—	31,340		—
Restructuring	3,515	76,402		48,718
Settlement of retiree medical case	—	—		7,050

Operating profit (loss)	134,392	(216,633)		156,269

Interest expense	48,492	50,525		47,211
Debt extinguishment costs	2,558	593		—
Interest income	(18,004)	(12,887)		(5,193)
Dividend from unconsolidated subsidiary	(2,007)	(1,943)		—
Other — net	(12,677)	4,854		(1,272)

Income (loss) from continuing operations before income taxes	116,030	(257,775)		115,523

Provision (benefit) for income taxes	15,835	(30,274)		231

Income (loss) from continuing operations	100,195	(227,501)		115,292

Income (loss) from discontinued operations, net of income taxes	1,660	64		(31,653)

Gain on sale of discontinued operations, net of income taxes	26,475	—		—

Net income (loss)	128,330	(227,437)		83,639

Net income (loss) attributable to noncontrolling shareholders’ interests	8,760	(8,057)		31,872

Net income (loss) attributable to Cooper Tire & Rubber Company	$119,570	$(219,380)		$51,767

Basic earnings (loss) per share:
Income (loss) from continuing operations available to Cooper Tire & Rubber Company common stockholders	$1.48	$(3.88)	1	$1.57	1
Income (loss) from discontinued operations	0.03	—		(0.53)
Gain on sale of discontinued operations	0.43	—		—

Net income (loss) available to Cooper Tire & Rubber Company common stockholders	$1.93[2]	$(3.88)	1	$1.04	1

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to Cooper Tire & Rubber Company common stockholders	$1.46	$(3.88)	1	$1.54	1
Income (loss) from discontinued operations	0.03	—		(0.52)
Gain on sale of discontinued operations	0.42	—		—

Net income (loss) available to Cooper Tire & Rubber Company common stockholders	$1.91	$(3.88)	1	$1.02	1

1	Amounts have been restated, see Footnote 1A for additional information.

2	Amounts do not add due to rounding.
See Notes to Consolidated Financial Statements, pages 30 to 62.

CONSOLIDATED BALANCE SHEETS
December 31
(Dollar amounts in thousands, except par value amounts)

	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	$247,672	$426,981
Accounts receivable, less allowances of $10,680 in 2008 and $10,928 in 2009	318,109	367,023
Inventories at lower of cost or market:
Finished goods	247,187	188,323
Work in process	28,234	22,090
Raw materials and supplies	144,691	88,022

	420,112	298,435
Other current assets	58,290	39,392

Total current assets	1,044,183	1,131,831
Property, plant and equipment:
Land and land improvements	33,731	33,321
Buildings	319,025	320,021
Machinery and equipment	1,627,896	1,587,306
Molds, cores and rings	273,641	246,395

	2,254,293	2,187,043
Less accumulated depreciation and amortization	1,353,019	1,336,072

Net property, plant and equipment	901,274	850,971
Intangibles, net of accumulated amortization of $24,096 in 2008 and $23,165 in 2009	19,902	18,546
Restricted cash	2,432	2,219
Other assets	75,105	96,773

	$2,042,896	$2,100,340

See Notes to Consolidated Financial Statements, pages 30 to 62.

	2008		2009
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$184,774		$156,719
Accounts payable	248,637		300,448
Accrued liabilities	123,771		158,643
Income taxes	1,409		3,955
Liabilities of discontinued operations	1,182		1,061
Current portion of long-term debt	147,761		15,515

Total current liabilities	707,534		636,341

Long-term debt	325,749		330,971
Postretirement benefits other than pensions	236,025		244,905
Pension benefits	268,773		272,050
Other long-term liabilities	115,803		145,978
Long-term liabilities related to the sale of automotive operations	8,046		6,043
Redeemable noncontrolling shareholders’ interests	62,720	1	83,528	1
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—		—
Common stock, $1 par value; 300,000,000 shares authorized; 86,322,514 shares issued in 2008 and 87,850,292 issued in 2009	86,323		87,850
Capital in excess of par value	43,764		70,645
Retained earnings	1,096,405	1	1,133,133
Cumulative other comprehensive loss	(464,427)	1	(470,272)	1

	762,065	1	821,356	1
Less: common shares in treasury at cost (27,411,564 in 2008 and 27,327,646 in 2009)	(492,236)		(490,548)

Total parent stockholders’ equity	269,829	1	330,808	1
Noncontrolling shareholders’ interests in consolidated subsidiaries	48,417	1	49,716	1

Total equity	318,246	1	380,524	1

	$2,042,896		$2,100,340

1        Amounts have been restated, see Footnote 1A for additional information.
See Notes to Consolidated Financial Statements, pages 30 to 62.

CONSOLIDATED STATEMENTS OF EQUITY — RESTATED
(Dollar amounts in thousands except per share amounts)

		Total Equity
								Noncontrolling
	Redeemable				Cumulative		Total	Shareholders’
	Noncontrolling	Common	Capital In		Other	Common	Parent	Interests in
	Shareholders’	Stock	Excess of	Retained	Comprehensive	Shares in	Stockholders’	Consolidated
	Interests	$1 Par Value	Par Value	Earnings	Income (Loss)	Treasury	Equity	Subsidiaries
Balance at January 1, 2007	$44,956	$86,323	$38,144	$1,256,971	$(284,509)	$(458,995)	$637,934	$28,310

Net income	8,358			119,570			119,570	402
Other comprehensive income:
Unrecognized postretirement benefits, net of $6,629 tax effect					68,462		68,462
Currency translation adjustment	3,372				8,067		8,067	2,408
Change in the fair value of derivatives and unrealized gain on marketable securities, net of $1,835 tax effect					(5,434)		(5,434)

Comprehensive income	11,730						190,665	2,810
Transactions between Cooper Tire & Rubber Company and noncontrolling shareholders								10,588
Purchase of 2,991,900 treasury shares						(45,882)	(45,882)
Stock compensation plans, including tax benefit of $2,915			2,532	(13)		25,319	27,838
Cash dividends — $.42 per share				(26,001)			(26,001)

Balance at December 31, 2007	56,686	86,323	40,676	1,350,527	(213,414)	(479,558)	784,554	41,708

Net (loss)	(7,584)			(219,380)			(219,380)	(473)
Other comprehensive income (loss):
Unrecognized postretirement benefits, net of $1,306 tax effect					(234,455)		(234,455)
Currency translation adjustment	3,679				(23,961)		(23,961)	2,932
Change in the fair value of derivatives and unrealized gain on marketable securities, net of $103 tax effect					7,403		7,403

Comprehensive income (loss)	(3,905)						(470,393)	2,459
Transactions between Cooper Tire & Rubber Company and noncontrolling shareholders								4,250
Accretion of redeemable noncontrolling shareholders’ interests	9,939			(9,939)			(9,939)
Purchase of 803,300 treasury shares						(13,853)	(13,853)
Stock compensation plans, including tax benefit of $26			3,088	(30)		1,175	4,233
Cash dividends — $.42 per share				(24,773)			(24,773)

Balance at December 31, 2008	62,720	86,323	43,764	1,096,405	(464,427)	(492,236)	269,829	48,417

Net income	30,539			51,767			51,767	1,333
Other comprehensive income (loss):
Unrecognized postretirement benefits, net of $17,337 tax effect					(4,801)		(4,801)
Currency translation adjustment	208				3,774		3,774	(34)
Change in the fair value of derivatives and unrealized gain on marketable securities, net of $2,397 tax effect					(4,818)		(4,818)

Comprehensive income	30,747						45,922	1,299
Accretion of redeemable noncontrolling shareholders’ interests	(9,939)			9,939			9,939
Issuance of 1,527,778 shares of stock		1,527	20,473				22,000
Stock compensation plans, including tax benefit of $1,944			6,408	(52)		1,688	8,044
Cash dividends — $.42 per share				(24,926)			(24,926)

Balance at December 31, 2009	$83,528	$87,850	$70,645	$1,133,133	$(470,272)	$(490,548)	$330,808	$49,716

See Notes to Consolidated Financial Statements, pages 30 to 62.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31
(Dollar amounts in thousands)

	2007	2008	2009
Operating activities:
Net income/(loss)	$128,330	$(227,437)	$83,639
Adjustments to reconcile net income/(loss) to net cash provided by (used in) continuing operations:
Loss (income) from discontinued operations, net of income taxes	(1,660)	(64)	31,653
Gain on sale of discontinued operations, net of income taxes	(26,475)	—	—
Depreciation	131,007	138,805	121,483
Amortization	5,925	3,954	2,028
Deferred income taxes	16,717	(3,327)	(6,950)
Stock based compensation	3,731	3,924	5,419
Net impact of inventory write-down and change in LIFO reserve	(7,585)	92,283	(94,790)
Amortization of unrecognized postretirement benefits	18,499	12,963	32,903
Loss (gain) on sale of assets	(3,477)	4,199	874
Debt extinguishment costs	2,558	593	—
Restructuring asset write-down	197	75,557	900
Impairment of goodwill and indefinite-lived intangible asset	—	31,340	—
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	42,748	20,149	(42,544)
Inventories	48,311	(217,557)	221,109
Other current assets	(2,654)	(34,600)	26,769
Accounts payable	30,026	(46,906)	49,548
Accrued liabilities	19,446	(8,518)	32,658
Other items	(44,893)	(10,350)	13,647

Net cash provided by (used in) continuing operations	360,751	(164,992)	478,346
Net cash provided by (used in) discontinued operations	12,043	(2,225)	(33,777)

Net cash provided by (used in) operating activities	372,794	(167,217)	444,569
Investing activities:
Property, plant and equipment	(140,972)	(128,773)	(79,333)
Proceeds from sale of investment in Kumho Tire Company	—	106,950	—
Proceeds from the sale of (investment in) available-for-sale debt securities	(49,765)	49,765	—
Investment in unconsolidated subsidiary	—	(29,194)	(659)
Acquisition of businesses, net of cash acquired	(11,964)	(5,956)	—
Proceeds from the sale of business	66,256	—	—
Proceeds from the sale of assets	19,654	6,408	1,535

Net cash used in continuing operations	(116,791)	(800)	(78,457)
Net cash used in discontinued operations	(1,859)	—	—

Net cash used in investing activities	(118,650)	(800)	(78,457)
Financing activities:
Payments on long-term debt of parent company	(80,867)	(14,300)	(96,913)
Premium paid on debt repurchases	(2,224)	(552)	—
Net borrowings (repayments) on debt in partially owned subsidiaries	(10,667)	108,818	(63,111)
Contributions of joint venture partner	15,588	4,250	—
Purchase of treasury shares	(45,882)	(13,853)	—
Payment of dividends	(26,001)	(24,773)	(24,926)
Issuance of common shares and excess tax benefits on options	24,107	309	2,301

Net cash provided by (used in) financing activities	(125,946)	59,899	(182,649)

Effects of exchange rate changes on cash of continuing operations	(3,906)	9,843	(4,154)

Changes in cash and cash equivalents	124,292	(98,275)	179,309
Cash and cash equivalents at beginning of year	221,655	345,947	247,672

Cash and cash equivalents at end of year	$345,947	$247,672	$426,981

See Notes to Consolidated Financial Statements, pages 30 to 62.

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

	2008	2009
Assets
Cash and cash equivalents	$4,911	$23,998
Accounts receivable	11,607	9,359
Inventories	28,080	16,472
Prepaid expenses	3,221	2,688

Total current assets	47,819	52,517
Net property, plant and equipment	134,639	139,705
Intangibles and other assets	14,247	12,773

Total assets	$196,705	$204,995

Liabilities and stockholders’ equity
Notes payable	$69,430	$87,016
Accounts payable	8,478	7,147
Accrued liabilities	11,548	1,118
Current portion of long-term debt	—	10,525

Current liabilities	89,456	105,806
Long-term debt	10,500	—
Stockholders’ equity	96,749	99,189

Total liabilities and stockholders’ equity	$196,705	$204,995

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
Earnings (loss) per common share — Net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding each year. Diluted earnings (loss) per share from continuing operations includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings (loss) per share:
          (Number of shares and dollar amounts in thousands except per share amounts)

	2007	2008		2009
Numerator
Income (loss) from continuing operations attributable to Cooper Tire & Rubber Company	$91,435	$(219,444)		$83,420

Accretion of redeemable noncontrolling shareholders’ interest	—	(9,939	)1	9,939	1

Numerator for basic and diluted earnings (loss) per share — income (loss) from continuing operations available to common stockholders	$91,435	$(229,383	)1	$93,359	1

Denominator
Denominator for basic earnings (loss) per share - weighted average shares outstanding	61,938	59,048		59,439

Effect of dilutive securities — stock options and other stock units	774	—		1,242

Denominator for diluted earnings per share - adjusted weighted average share outstanding	62,712	59,048		60,681

Basic earnings (loss) per share:
Income (loss) from continuing operations available to Cooper Tire & Rubber Company common stockholders	$1.48	$(3.88	)1	$1.57	1
Income (loss) from discontinued operations, net of income taxes	0.03	—		(0.53)
Gain on sale of discontinued operations	0.42	—		—

Net income (loss) available to Cooper Tire & Rubber Company common stockholders	$1.93	$(3.88	)1	$1.04	1

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to Cooper Tire & Rubber Company common stockholders	$1.46	$(3.88	)1	$1.54	1
Income (loss) from discontinued operations, net of income taxes	0.03	—		(0.52)
Gain on sale of discontinued operations	0.42	—		—

Net income (loss) available to Cooper Tire & Rubber Company common stockholders	$1.91	$(3.88	)1	$1.02	1

1	Amounts have been restated, see Footnote 1A for additional information.

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
Accounting pronouncements —
Accounting Codification - In June 2009, the Financial Accounting Standards Board (“FASB”) approved the “FASB Accounting Standards Codification” (“the Codification” or “ASC”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification was effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.
Fair value measurements - In September 2006, the FASB issued accounting guidance on fair value measurements, which provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it. In addition, this guidance expands disclosures about fair value measurements. In February 2008, the FASB issued additional guidance that (1) deferred the effective date of the original guidance for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removed certain leasing transactions from the scope of the original guidance. The Company has adopted this guidance as of January 1, 2009 and it did not have a material impact on its consolidated financial statements. See Note 9- Fair Value of Financial Instruments for additional information.
Business combinations and noncontrolling interests in consolidated financial statements - In December 2007, the FASB issued accounting guidance on business combinations and noncontrolling interests in consolidated financial statements. The guidance on business combinations requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed. Further, it also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs. Under the guidance on noncontrolling interests, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions. The Company adopted this new guidance on January 1, 2009. As required, the guidance on noncontrolling interests was adopted through retrospective application, and all prior period information has been adjusted accordingly. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Disclosures about derivative instruments and hedging activities - In March 2008, the FASB issued accounting guidance on disclosures about derivative instruments and hedging activities. This guidance expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format. It also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The Company adopted this new guidance on January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. See Note 9 — Fair Value of Financial Instruments for additional information.
Employers’ disclosures about postretirement benefit plan assets - In December 2008, the FASB issued accounting guidance on employers’ disclosures about postretirement benefit plan assets. This guidance expands the disclosure set forth in previous guidance by adding required disclosures about (1) how investment allocation decisions are made by management, (2) major categories of plan assets, and (3) significant concentration of risk. Additionally, this guidance requires an employer to disclose information about the valuation of plan assets similar to that required under the accounting guidance on fair value measurements. The Company adopted this guidance for its consolidated financial statements for the annual period ending December 31, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. See Note 10 — Pensions and Postretirement Benefits Other than Pension for additional information.
Interim disclosures about fair value of financial instruments - In April 2009, the FASB issued accounting guidance that requires that the fair value disclosures previously required on an annual basis be included for interim reporting periods. The Company adopted this guidance on April 1, 2009 and the adoption of this guidance did not have a material impact on its consolidated financial statements. See Note 9 — Fair Value of Financial Instruments for additional information.
Recognition and presentation of other-than-temporary impairments - In April 2009, the FASB issued accounting guidance on the recognition and presentation of other-than-temporary impairments. This new guidance amends the existing impairment guidance relating to certain debt securities and requires a company to assess the likelihood of selling the security prior to recovering its cost basis. When a security meets the criteria for impairment, the impairment charges related to credit losses would be recognized in earnings, while noncredit losses would be reflected in other comprehensive income. Additionally, it requires a more detailed, risk-oriented breakdown of major security types and related information. The Company adopted this guidance on April 1, 2009 and the adoption of this guidance did not have a material impact on tits consolidated financial statements.
Subsequent events - In May 2009, the FASB issued accounting guidance on subsequent events that establishes standards of accounting for and disclosure of subsequent events. In addition, it requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This new guidance was adopted for the Company’s consolidated financial statements for the quarterly period ending June 30, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
Accounting for transfers of financial assets - In June 2009, the FASB issued accounting guidance on accounting for transfers of financial assets. This guidance amends previous guidance by including: the elimination of the qualifying special-purpose entity (QSPE) concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor. Additionally, the guidance requires extensive new disclosures regarding an entity’s involvement in a transfer of financial assets. Finally, existing QSPEs (prior to the effective date of this guidance) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept. The Company will be required to adopt this new guidance effective January 1, 2010 and is currently evaluating the provisions of this guidance and the impact on its consolidated financial statements.
Consolidation of variable interest entities - In June 2009, the FASB issued accounting guidance on the consolidation of variable interest entities (VIEs). This new guidance revises previous guidance by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a variable-interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity. The Company will be required to adopt this new guidance effective January 1, 2010 and is currently evaluating the provisions of this guidance and the impact on its consolidated financial statements.

Note 1A — Restatement
This amendment to the Company’s Annual Report on Form 10-K filed on March 2, 2010 (“Form 10-K”) was filed to reflect restatements of the Company’s Consolidated Balance Sheets at December 31, 2008 and December 31, 2009, and its Consolidated Statements of Operations and Equity for the fiscal years ended December 31, 2007, 2008 and 2009, and the related notes thereto, as a result of a review of the Company’s accounting for its noncontrolling shareholders’ interests.
The restatement relates, in part, to the Company’s classification of the noncontrolling shareholders’ interests in Cooper Chengshan. Historically, the Company classified the Cooper Chengshan noncontrolling shareholders’ interests as permanent equity. After consideration of the applicable financial accounting guidance and evaluation of the related agreements, classification of the noncontrolling interest as redeemable noncontrolling shareholders’ interest within mezzanine equity was deemed appropriate. Further, the restatement reflects the reclassification of a portion of the currency translation adjustment recorded in the Company’s comprehensive income (loss) which should have been allocated to comprehensive income attributable to noncontrolling shareholders’ interests in consolidated subsidiaries.
The tables below present the impact of the restatement on the Company’s net income (loss) available to common stockholders, earnings (loss) per share, selected components of the Consolidated Balance Sheets and Consolidated Statements of Equity and the Company’s Other comprehensive income (loss):
(Number of shares and dollar amounts in thousands except per share amounts)

	2007		2008		2009
	As Originally		As Originally		As Originally
	Reported	Restated	Reported	Restated	Reported	Restated
Numerator
Income (loss) from continuing operations attributable to Cooper Tire & Rubber Company	$91,435	$91,435	$(219,444)	$(219,444)	$83,420	$83,420

Accretion of redeemable noncontrolling shareholders’ interest	—	—	—	(9,939)	—	9,939

Numerator for basic and diluted earnings (loss) per share — income (loss) from continuing operations available to common stockholders	$91,435	$91,435	$(219,444)	$(229,383)	$83,420	$93,359

Denominator
Denominator for basic earnings (loss) per share - weighted average shares outstanding	61,938	61,938	59,048	59,048	59,439	59,439

Effect of dilutive securities — stock options and other stock units	774	774	—	—	1,242	1,242

Denominator for diluted earnings per share - adjusted weighted average share outstanding	62,712	62,712	59,048	59,048	60,681	60,681

Basic earnings (loss) per share:
Income (loss) from continuing operations available to Cooper Tire & Rubber Company common stockholders	$1.48	$1.48	$(3.72)	$(3.88)	$1.40	$1.57
Income (loss) from discontinued operations, net of income taxes	0.03	0.03	—	—	(0.53)	(0.53)
Gain on sale of discontinued operations	.43	.43	—	—	—	—

Net income (loss) available to Cooper Tire & Rubber Company common stockholders	$1.93	$1.93	$(3.72)	$(3.88)	$0.87	$1.04

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to Cooper Tire & Rubber Company common stockholders	$1.46	$1.46	$(3.72)	$(3.88)	$1.37	$1.54
Income (loss) from discontinued operations, net of income taxes	0.03	0.03	—	—	(0.52)	(0.52)
Gain on sale of discontinued operations	0.42	0.42	—	—	—	—

Net income (loss) available to Cooper Tire & Rubber Company common stockholders	$1.91	$1.91	$(3.72)	$(3.88)	$0.85	$1.02

*	amounts do not add due to rounding

	As of January 1, 2007		As of December 31, 2007		As of December 31, 2008		As of December 31, 2009
	As Originally		As Originally		As Originally		As Originally
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
Redeemable noncontrolling shareholders’ interest	$—	$44,956	$—	$56,686	$—	$62,720	$—	$83,528
Retained Earnings	1,256,971	1,256,971	1,350,527	1,350,527	1,106,344	1,096,405	1,133,133	1,133,133
Cumulative other comprehensive loss	(282,552)	(284,509)	(205,677)	(213,414)	(450,079)	(464,427)	(455,750)	(470,272)
Total parent stockholders’ equity	639,891	637,934	792,291	784,554	294,116	269,829	345,330	330,808
Noncontrolling shareholders’ interests in consolidated subsidiaries	71,309	28,310	90,657	41,708	86,850	48,417	118,722	49,716
Total stockholders’ equity	711,200	666,244	882,948	826,262	380,966	318,246	464,052	380,524

	2007		2008		2009
	As Originally		As Originally		As Originally
	Reported	Restated	Reported	Restated	Reported	Restated
Net income (loss) attributable to Cooper Tire & Rubber Company	$119,570	$119,570	$(219,380)	$(219,380)	$51,767	$51,767
Other comprehensive income (loss):
Currency translation adjustments	13,847	8,067	(17,350)	(23,961)	3,948	3,774
Unrealized net gains (losses) on derivative instruments and marketable securities, net of tax	(5,434)	(5,434)	7,403	7,403	(4,818)	(4,818)
Unrecognized postretirement benefit plans, net of tax	68,462	68,462	(234,455)	(234,455)	(4,801)	(4,801)

Comprehensive income (loss) attributable to Cooper Tire & Rubber Company	196,445	190,665	(463,782)	(470,393)	46,096	45,922
Net income (loss) attributable to noncontrolling shareholders’ interests	8,760	8,760	(8,057)	(8,057)	31,872	31,872
Other comprehensive income (loss):
Currency translation adjustments	—	5,780	—	6,611	—	174

Comprehensive income (loss) attributable to noncontrolling shareholders’ interests	8,760	14,540	(8,057)	(1,446)	31,872	32,046

Total comprehensive income (loss)	$205,205	$205,205	$(471,839)	$(471,839)	$77,968	$77,968

In connection with the investment in Cooper Chengshan, beginning January 1, 2009 and continuing through December 31, 2011, the noncontrolling shareholders have the option, which is embedded in the noncontrolling interest, to require the Company to purchase the remaining 49 percent noncontrolling share at the greater of a minimum price of $62,700 or a formula price that varies based on operating results of the entity. The combination of a noncontrolling interest and a put option resulted in a redeemable noncontrolling shareholder interest. The put option is not separated from the shares as an embedded derivative because the underlying shares are not readily convertible into cash.
The noncontrolling interest is redeemable at other than fair value as the put value is determined based on a specified formula as described above. The Company records the noncontrolling shareholders’ interests in Cooper Chengshan at the greater of 1) the initial carrying amount, increased or decreased for the noncontrolling shareholders’ share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”) or 2) the value of the put option which is determined based on the greater of the minimum amount or the formula derived amount (“redemption value”). Prior to exercisability of the put option on January 1, 2009, the noncontrolling shareholders’ interest has been recorded at the greater of 1) the carrying value or 2) the cumulative amount required to accrete the initial carrying amount to the redemption value using the effective interest method which resulted in accretion of $9,939 in 2008 and the reversal of accretion ($9,939) in 2009. Such accretion amounts are recorded as increases (decreases) to redeemable noncontrolling shareholders’ interests with offsets to retained earnings. According to authoritative accounting guidance, the redeemable noncontrolling shareholders’ interest is classified outside of permanent equity, in mezzanine equity, on the Company’s Consolidated Balance Sheets.
According to authoritative accounting guidance for redeemable noncontrolling shareholders’ interests, to the extent the noncontrolling shareholders have a contractual right to receive an amount upon exercise of a put option that is other than fair value, and such amount is greater than carrying value, then the noncontrolling shareholder has, in substance, received a dividend distribution that is different than other common stockholders. Therefore accretion adjustments to the carrying value of noncontrolling shareholders’ interests to reflect the put option also should be reflected in the computation of earnings per share available to the Company’s common stockholders.

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
Note 3 – Other Current Assets
     Other current assets at December 31 are as follows:

	2008	2009
Income tax recoverable	$43,441	$9,967
Assets held for sale	—	10,000
Other	14,849	19,425

	$58,290	$39,392

The land, building and certain manufacturing equipment located at the Albany, Georgia are now classified as “assets held for sale” at a fair value determined based on quoted prices for similar assets in an active market.
Note 4 — Goodwill and Intangibles
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
During the fourth quarter of 2009, the Company completed its annual impairment test and no impairment was indicated.

The following table presents intangible assets and accumulated amortization balances as of December 31, 2008 and 2009:

	December 31, 2008			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Definite-lived:
Trademarks and tradenames	$10,891	$(3,874)	$7,017	$10,891	$(4,467)	$6,424
Patents and technology	15,038	(14,382)	656	15,038	(14,606)	432
Other	8,252	(5,840)	2,412	5,965	(4,092)	1,873

	34,181	(24,096)	10,085	31,894	(23,165)	8,729

Indefinite-lived:
Trademarks	9,817	—	9,817	9,817	—	9,817

	$43,998	$(24,096)	$19,902	$41,711	$(23,165)	$18,546

Estimated amortization expense over the next five years is as follows: 2010 — $1,289, 2011 - $1,259, 2012 — $1,237, 2013 — $863 and 2014 — $613.
Note 5 — Other Assets
Other assets at December 31 are as follows:

	2008	2009
Investment in unconsolidated subsidiary	$26,848	$20,835
Deferred tax assets	11,147	31,892
Other	37,110	44,046

	$75,105	$96,773

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
Note 6 — Accrued Liabilities
Accrued liabilities at December 31 are as follows:

	2008	2009
Payroll and withholdings	$22,047	$55,087
Products liability	28,737	30,805
Medical	22,396	5,351
Foreign currency (gain) loss on derivative financial instruments	(1,252)	2,080
Other	51,843	65,320

	$123,771	$158,643

Note 7 — Income Taxes
Components of income (loss) from continuing operations before income taxes and noncontrolling shareholders’ interests were as follows:

	2007	2008	2009
United States	$69,205	$(228,398)	$35,200
Foreign	46,825	(29,377)	80,323

Total	$116,030	$(257,775)	$115,523

The provision (benefit) for income tax for continuing operations consists of the following:

	2007	2008	2009
Current:
Federal	$5,124	$(31,368)	$(3,990)
State and local	753	147	966
Foreign	2,447	4,274	10,020

	8,324	(26,947)	6,996
Deferred:
Federal	4,171	(2,005)	(770)
State and local	(183)	—	—
Foreign	3,523	(1,322)	(5,995)

	7,511	(3,327)	(6,765)

	$15,835	$(30,274)	$231

A reconciliation of income tax expense (benefit) for continuing operations to the tax based on the U.S. statutory rate is as follows:

	2007	2008	2009
Income tax provision (benefit) at 35%	$40,610	$(90,221)	$40,423
State and local income tax, net of federal income tax effect	613	(6,399)	628
U.S. tax credits	(1,689)	(2,415)	(1,478)
Difference in effective tax rates of international operations	(8,662)	13,235	(24,078)
Interest on tax settlement	—	—	(4,239)
Valuation allowance	(12,804)	54,458	(14,139)
Other — net	(2,233)	1,068	3,114

Income tax expense	$15,835	$(30,274)	$231
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
The Company applies ASC 740 in Accounting for Income Taxes including ASC 740-10 relating to Accounting for Uncertainty in Income Taxes. The Company’s liability for unrecognized tax benefits for permanent and temporary book/tax differences for continuing operations, exclusive of interest, total approximately $7,517 as itemized in the tabular roll forward below:

	2007	2008	2009
Balance at January 1	$1,658	$3,777	$7,623
Settlements for tax positions of prior years	—	—	(164)
Additions for tax positions of the current year	403	1,640	934
Additions for tax positions of prior years	1,716	2,307	18
Reductions for tax positions of prior years	—	(101)	(894)

Balance at December 31	$3,777	$7,623	$7,517

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
Note 8 — Debt
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

The following table summarizes the long-term debt of the Company at December 31, 2008 and 2009 and, except for capital leases; the long-term debt is due in an aggregate principal payment on the due date:

	2008	2009
Parent company
7.75% unsecured notes due December 2009	$96,913	$—
8% unsecured notes due December 2019	173,578	173,578
7.625% unsecured notes due March 2027	116,880	116,880
Capitalized leases and other	5,081	11,081

	392,452	301,539

Subsidiaries
3.693% to 5.58% unsecured notes due in 2009	50,848	—
3.718% to 7.47% unsecured notes due in 2010	14,880	14,915
5.67% to 7.56% unsecured notes due in 2011	15,330	9,522
4.86% to 5.13% unsecured notes due in 2012	—	20,510

	81,058	44,947

	473,510	346,486
Less current maturities	147,761	15,515

	$325,749	$330,971

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
Note 9 — Fair Value of Financial Instruments
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
The following table presents the location and amounts of derivative instrument fair values in the Statement of Financial Position:

(assets)/liabilities	December 31, 2008		December 31, 2009
Derivatives designated as hedging instruments	Accrued liabilities	$(1,058)	Accrued liabilities	$2,158

Derivatives not designated as hedging instruments	Accrued liabilities	$(194)	Accrued liabilities	$(78)
The following table presents the location and amount of gains and losses on derivative instruments in the Consolidated Statement of Operations:

Amount of Gain (Loss)
	Amount of Gain (Loss)	Reclassified	Amount of Gain (Loss)
	Recognized in	from Cumulative	Recognized in
	Other Comprehensive	Other Comprehensive	Other - net
	Income on Derivative	Loss into Net Sales	on Derivative
Derivatives	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
Designated as	Year	Year	Year
Cash Flow	Ended	Ended	Ended
Hedges	Dec. 31, 2009	Dec. 31, 2009	Dec. 31, 2009
Foreign exchange contracts	$(7,208)	$(4,198)	$(458)

Amount of Gain (Loss)
	Location of	Recognized in Income
	Gain (Loss)	on Derivatives
Derivatives not	Recognized	Year
Designated as	in Income on	Ended
Hedging Instruments	Derivatives	Dec. 31, 2009
Foreign exchange contracts	Other - net	$142

Interest swap contracts	Interest expense	1,855

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

Note 10 — Pensions and Postretirement Benefits Other than Pensions
The Company and its subsidiaries have a number of plans providing pension, retirement or profit-sharing benefits for substantially all domestic employees. These plans include defined benefit and defined contribution plans. The Company has an unfunded, nonqualified supplemental retirement benefit plan covering certain employees whose participation in the qualified plan is limited by provisions of the Internal Revenue Code.
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

The following table reflects changes in the projected obligations and fair market values of assets in all defined benefit pension and other postretirement benefit plans of the Company:

			Other
	Pension Benefits		Postretirement Benefits
	2008	2009	2008	2009
Change in projected benefit obligation:
Projected benefit obligation at January 1	$1,098,859	$994,531	$261,145	$252,679
Service cost — employer	21,875	8,384	4,974	3,431
Service cost — employee	2,109	2,273	—	—
Interest cost	63,899	58,414	15,492	14,740
Amendments	—	(28,225)	—	7,700
Actuarial (gain)/loss	(54,311)	158,047	(16,213)	(5,790)
Benefits paid	(58,789)	(78,626)	(12,719)	(10,834)
Foreign currency translation effect	(79,111)	25,318	—	—

Projected benefit obligation at December 31	$994,531	$1,140,116	$252,679	$261,926

Change in plans’ assets:
Fair value of plans’ assets at January 1	$1,056,252	$725,905	$—	$—
Actual return on plans’ assets	(248,978)	147,875	—	—
Employer contributions	39,886	51,600	—	—
Participant contributions	2,258	2,273	—	—
Benefits paid	(58,789)	(78,626)	—	—
Foreign currency translation effect	(64,724)	19,152	—	—

Fair value of plans’ assets at December 31	$725,905	$868,179	$—	$—

Funded status of the plans	$(268,626)	$(271,937)	$(252,679)	$(261,926)

Amounts recognized in the balance sheets:
Other assets	$147	$113	$—	$—
Accrued liabilities	—	—	(16,654)	(17,021)
Postretirement benefits other than pensions	—	—	(236,025)	(244,905)
Pension benefits	(268,773)	(272,050)	—	—
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
The accumulated benefit obligation for all defined benefit pension plans was $954,971 and $1,135,328 at December 31, 2008 and 2009, respectively.

Weighted average assumptions used to determine benefit obligations at December 31:

			Other
	Pension Benefits		Postretirement Benefits
	2008	2009	2008	2009
All plans
Discount rate	6.12%	5.74%	6.00%	5.75%
Rate of compensation increase	3.33%	3.74%	—	—

Domestic plans
Discount rate	6.00%	5.75%	6.00%	5.75%
Rate of compensation increase	3.25%	—	—	—

Foreign plans
Discount rate	6.50%	5.70%	—	—
Rate of compensation increase	3.56%	3.74%	—	—
At December 31, 2009, the weighted average assumed annual rate of increase in the cost of medical benefits was 9.0 percent for 2010 trending linearly to 5.0 percent in 2020.

					Other
	Pension Benefits			Postretirement Benefits
	2007	2008	2009	2007	2008	2009
Components of net periodic benefit cost:
Service cost	$21,991	$21,875	$8,384	$5,570	$4,974	$3,431
Interest cost	62,012	63,899	58,414	15,674	15,492	14,740
Expected return on plan assets	(77,893)	(81,484)	(55,581)	—	—	—
Amortization of prior service cost	714	483	(1,051)	(308)	(308)	(307)
Amortization of actuarial loss	15,257	11,593	34,261	2,836	1,196	—
Spectrum plan freeze	—	—	(10,133)	—	—	—
Albany curtailment gain	—	—	(5,220)	—	—	—
Albany settlement loss	—	—	9,956	—	—	—

Net periodic benefit cost	$22,081	$16,366	$39,030	$23,772	$21,354	$17,864

Pension benefits in the Spectrum (salaried employees) Plan were frozen effective July 1, 2009. The impact of the pension freeze was a reduction of pension expense for 2009 of $7,800.

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

				Other
	Pension Benefits			Postretirement Benefits
	2007	2008	2009	2007	2008	2009
All plans
Discount rate	5.61%	5.97%	6.11%	5.75%	6.00%	6.00%
Expected return on plan assets	8.58%	8.25%	8.22%	—	—	—
Rate of compensation increase	3.37%	3.46%	3.32%	—	—	—

Domestic plans
Discount rate	5.75%	6.00%	6.00%	5.75%	6.00%	6.00%
Expected return on plan assets	9.00%	8.50%	8.50%	—	—	—
Rate of compensation increase	3.25%	3.25%	3.25%	—	—	—

Foreign plans
Discount rate	5.29%	5.89%	6.49%	—	—	—
Expected return on plan assets	7.45%	7.55%	7.32%	—	—	—
Rate of compensation increase	3.65%	3.96%	3.55%	—	—	—
The following table lists the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets at December 31, 2008 and 2009:

	2008		2009
	Projected benefit	Accumulated benefit	Projected benefit	Accumulated benefit
	obligation exceeds	obligation exceeds	obligation exceeds	obligation exceeds
	plan assets	plan assets	plan assets	plan assets
Projected benefit obligation	$992,228	$992,228	$1,137,709	$1,137,709
Accumulated benefit obligation	952,751	952,751	1,132,988	1,132,988
Fair value of plan assets	723,455	723,455	867,500	867,500
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
The table below classifies the assets of the United States and United Kingdom plans using the Fair Value Hierarchy described in Note 9 – Fair Value of Financial Instruments:

		Fair Value Heirarchy
	Total	Level 1	Level 2	Level 3
United States plans
Cash	$254	$254	$—	$—
Equity securities	432,338	6,255	426,083	—
Fixed income securities	222,399	—	222,399	—

	$654,991	$6,509	$648,482	$—

United Kingdom plan
Cash	$2,538	$2,538	$—	$—
Equity securities	123,626	—	123,626	—
Fixed income securities	74,717	—	74,717	—
Other investments	9,788	—	—	9,788

	$210,669	$2,538	$198,343	$9,788

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
The Company estimates its benefit payments for its domestic and foreign pension plans and other postretirement benefit plans during the next ten years to be as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
2010	$84,000	$17,000
2011	62,000	18,000
2012	65,000	18,000
2013	65,000	18,000
2014	67,000	18,000
2015 through 2019	363,000	91,000
Note 11 — Other Long-term Liabilities
Other long-term liabilities at December 31 are as follows:

	2008	2009
Products liability	$94,895	$120,616
Other	20,908	25,362

	$115,803	$145,978

Note 12 — Common Stock
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

Note 13 — Cumulative Other Comprehensive Loss — Restated
The balances of each component of cumulative other comprehensive loss in the accompanying consolidated statements of equity are as follows:

	2008	2009
Cumulative currency translation adjustment	$3,196	$6,970

Changes in the fair value of derivatives and unrealized gains/(losses) on marketable securities	267	(2,154)
Tax effect	2,422	25

Net	2,689	(2,129)

Unrecognized postretirement benefit plans	(523,633)	(545,771)
Tax effect, net of valuation allowance	53,321	70,658

Net	(470,312)	(475,113)

	$(464,427)	$(470,272)

Note 14 — Stock-Based Compensation
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

Summarized information for the plans follows:

			Weighted
			Average
		Number of	Exercise	Available
		Shares	Price	For Grant
January 1, 2007
	Outstanding	3,032,551	17.76
	Exercisable	2,670,865	18.22

	Granted	8,280	19.33
	Exercised	(1,245,910)	17.01
	Expired	(6,827)	24.33
	Cancelled	(180,617)	18.47

December 31, 2007				4,787,535
	Outstanding	1,607,477	18.23
	Exercisable	1,390,828	18.80

	Granted	—	—
	Exercised	(19,192)	14.75
	Expired	(246,215)	20.57
	Cancelled	(107,470)	18.95

December 31, 2008				4,708,946

	Outstanding	1,234,600	17.76
	Exercisable	1,108,910	18.12

	Granted	1,155,000	4.82
	Exercised	(26,230)	13.61
	Expired	(145,018)	14.19
	Cancelled	(178,882)	13.19

December 31, 2009				2,710,965

	Outstanding	2,039,470	11.14
	Exercisable	1,011,231	17.09
The weighted average remaining contractual life of options outstanding at December 31, 2009 is 6.6 years.

Segregated disclosure of options outstanding at December 31, 2009 is as follows:

	Range of Exercise Prices
	Less than or	Greater than $12.14 and	Greater than or
	equal to $12.14	less than $19.75	equal to $19.75
Options outstanding	1,037,000	500,356	502,114

Weighted average exercise price	$4.82	$14.67	$20.66

Remaining contractual life	8.9	4.1	4.5

Options exercisable	59,000	450,117	502,114

Weighted average exercise price	$4.82	$14.70	$20.66
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

The following table provides details of the performance based units earned under the Company’s Long-Term Incentive Plan:

	Long-Term Incentive Plan Years
	2007 - 2009		2008 - 2010
	2008	2009	2009
Performance based units
At beginning of period	283,254	290,671	—
Units earned	—	255,070	290,860
Accrued dividend equivalents	14,143	14,210	—
Units cancelled	(6,726)	—	—

Performance based units		—	—
At end of period	290,671	559,951	290,860

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
Note 15 — Lease Commitments
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
Note 16 — Restructuring
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

Note 17 — Other – Net
The components of Other — net in the statement of operations for the years 2007, 2008 and 2009 are as follows:

	2007	2008	2009
Foreign currency (gains)/losses	$(3,890)	$2,966	$886
Equity in earnings from joint ventures	(1,725)	2,346	673
Loss (gain) on sale of assets	(7,230)	948	141
Other	168	(1,406)	(2,972)

	$(12,677)	$4,854	$(1,272)

Note 18 — Contingent Liabilities
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
Note 19 — Business Segments
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

The accounting policies of the reportable segments are consistent with those described in the Significant Accounting Policies note to the consolidated financial statements. Corporate administrative expenses are allocated to segments based principally on assets, employees and sales. The following table details segment financial information:

	2007	2008	2009
Revenues
North American Tire	$2,209,822	$2,142,139	$2,006,183
International Tire	881,297	975,007	993,839
Eliminations and other	(158,544)	(235,335)	(221,032)

Consolidated	2,932,575	2,881,811	2,778,990

Segment profit (loss)
North American Tire	119,440	(174,065)	110,957
International Tire	28,902	(30,094)	72,753
Unallocated corporate charges
and eliminations	(13,950)	(12,474)	(27,441)

Operating profit (loss)	134,392	(216,633)	156,269
Interest income	18,004	12,887	5,193
Dividend from unconsolidated subsidiary	2,007	1,943	—
Debt extinguishment costs	(2,558)	(593)	—
Other — net	12,677	(4,854)	1,272
Interest expense	(48,492)	(50,525)	(47,211)

Income (loss) from continuing
operations before income taxes	116,030	(257,775)	115,523

Depreciation and amortization expense
North American Tire	97,746	96,057	76,001
International Tire	37,264	45,418	46,317
Corporate	1,922	1,284	1,193

Consolidated	136,932	142,759	123,511

Segment assets
North American Tire	1,021,132	977,545	857,734
International Tire	736,568	740,583	770,557
Corporate and other	540,790	324,768	472,049

Consolidated	2,298,490	2,042,896	2,100,340

Expenditures for long-lived assets
North American Tire	63,466	55,560	41,917
International Tire	76,755	72,723	37,410
Corporate	751	490	6

Consolidated	140,972	128,773	79,333

Geographic information for revenues, based on country of origin, and long-lived assets follows:

	2007	2008	2009
Revenues
North America	$2,124,586	$2,055,769	$1,933,503
Europe	318,732	303,742	257,351
Asia	489,257	522,300	588,136

Consolidated	2,932,575	2,881,811	2,778,990

Long-lived assets
North America	630,055	506,248	459,129
Europe	70,756	48,660	48,614
Asia	291,404	346,366	343,228

Consolidated	992,215	901,274	850,971
Shipments of domestically-produced products to customers outside the U. S. approximated seven percent of net sales in 2007, nine percent of net sales in 2008 and ten percent of net sales in 2009.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Cooper Tire & Rubber Company
We have audited the accompanying consolidated balance sheets of Cooper Tire & Rubber Company (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated financial statements have been retrospectively adjusted for the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, (formerly FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements). As discussed in Note 1A, the consolidated financial statements have been restated.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cooper Tire & Rubber Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2010, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is August 5, 2010, expressed an adverse opinion thereon.
/s/ Ernst & Young LLP
Ernst & Young LLP
Toledo, Ohio
March 2, 2010, except for Notes 1A and 13,
as to which the date is August 5, 2010

SELECTED QUARTERLY DATA (Dollar amounts in thousands except per share amounts.)	(Unaudited)

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$679,321	$772,907	$793,751	$635,832
Gross profit	56,238	29,829	(137)	(9,757)
Income (loss) from continuing operations available to Cooper Tire & Rubber Company common stockholders	1,342	(22,100)	(55,248)	(153,377)	1
Basic earnings (loss) per share from continuing operations available to Cooper Tire & Rubber Company common stockholders	0.03	(0.38)	(0.94)	(2.59)	1
Diluted earnings (loss) per share from continuing operations available to Cooper Tire & Rubber Company common stockholders	0.03	(0.38)	(0.94)	(2.59)	1

Revenues from external customers:
North American Tire	$497,672	$547,513	$586,188	$510,766
International Tire	231,780	282,966	284,684	175,577
Eliminations and other	(50,131)	(57,572)	(77,121)	(50,511)

Net sales	$679,321	$772,907	$793,751	$635,832

Segment profit (loss):
North American Tire	$8,144	$(21,906)	$(51,165)	$(109,138)
International Tire	6,909	5,944	7,231	(50,179)
Eliminations	(1,269)	987	396	(1,443)
Corporate	(4,230)	(442)	(3,477)	(2,995)

Operating profit (loss)	9,554	(15,417)	(47,015)	(163,755)
Interest expense	(11,478)	(12,742)	(12,821)	(13,484)
Debt extinguishment costs	(583)	—	(10)	—
Interest income	3,723	3,669	3,902	1,593
Dividend from unconsolidated subsidiary	1,943	—	—	—
Other — net	1,317	2,201	(1,244)	(7,128)

Income (loss) from continuing operations before income taxes	$4,476	$(22,289)	$(57,188)	$(182,774)

	2009
	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter
Net sales	$571,408		$631,729		$802,794		$773,059
Gross profit	50,269		100,460		140,517		127,781
Income (loss) from continuing operations available to Cooper Tire & Rubber Company common stockholders	(22,013)	1	30,629	1	51,713	1	33,030	1
Basic earnings (loss) per share from continuing operations available to Cooper Tire & Rubber Company common stockholders	(0.37)	1	0.52	1	0.87	1	0.55
Diluted earnings (loss) per share from continuing operations available to Cooper Tire & Rubber Company common stockholders	(0.37)	1	0.51	1	0.85	1	0.53
Revenues from external customers:
North American Tire	$439,317		$427,333		$573,886		$565,647
International Tire	166,212		257,182		296,841		273,604
Eliminations and other	(34,121)		(52,786)		(67,933)		(66,192)

Net sales	$571,408		$631,729		$802,794		$773,059

Segment profit (loss):
North American Tire	$(3,620)		$27,951		$47,618		$39,008
International Tire	(2,821)		19,204		29,902		26,468
Eliminations	(274)		(786)		(520)		(59)
Corporate	(9,524)		(4,896)		(6,312)		(5,070)

Operating profit (loss)	(16,239)		41,473		70,688		60,347
Interest expense	(12,655)		(12,097)		(11,440)		(11,019)
Interest income	1,375		1,105		2,259		454
Other — net	823		1,249		(1,047)		247

Income (loss) from continuing operations before income taxes	$(26,696)		$31,730		$60,460		$50,029

1	Amounts have been restated, see Footnote 1A for additional information.
During the fourth quarter of 2008, the Company recorded an impairment charge of $31,340 related to the write off of goodwill in the International Tire Operations segment and also recorded restructuring charges of $76,402 related to the planned closure of the Albany, Georgia manufacturing facility and Dayton, New Jersey distribution center.

COOPER TIRE & RUBBER COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2007, 2008 and 2009

	Balance at	Additions			Balance
	Beginning	Charged	Business	Deductions	at End
	of Year	To Income	Acquisitions	(a)	of Year
Allowance for doubtful accounts
2007	$8,837,656	$1,579,369	$—	$1,785,792	$8,631,233

2008	$8,631,233	$2,449,691	$—	$401,050	$10,679,874

2009	$10,679,874	$1,990,692	$—	$1,742,585	$10,927,981

(a)	Accounts charged off during the year, net of recoveries of accounts previously charged off.

	Balance at	Additions			Balance
	Beginning	Charged	Charged	Deductions	at End
	of Year	To Income	To Equity	(a)	of Year
Tax valuation allowance
2007	$128,640,174	$811,940	$—	$42,085,397	$87,366,717

2008	$87,366,717	$62,903,924	$84,413,313	$3,413,944	$231,270,010

2009	$231,270,010	$—	$—	$54,503,772	$176,766,238

(a)	Net decrease in tax valuation allowance is primarily a result of net changes in cumulative book/tax timing differences, the write-off of capital loss carry forward and changes in judgment about the realizability of deferred tax assets, plus the impact of the change in the postretirement benefits component of Cumulative other comprehensive loss.

	Balance at	Additions			Balance
	Beginning	Charged	Charged	Deductions	at End
	of Year	To Income	To Equity	(a)	of Year
Lower of cost or market inventory reserve
2007	$—	$—	$—	$—	$—

2008	$—	$10,237,000	$—	$—	$10,237,000

2009	$10,237,000	$—	$—	$10,237,000	$—

(a)	Decrease in lower of cost or market reserve as a result of lower raw material costs and increased sales prices.

Item 9A. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports the Company files or submits as defined in Rules 13a-15(e) of the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) to allow timely decisions regarding required disclosures.
The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of December 31, 2009 (“Evaluation Date”). Based on its initial evaluation, its CEO and CFO concluded that its disclosure controls and procedures were effective as of the Evaluation Date.
However, subsequent to the Evaluation Date, as reported under Item 4.02(a) of the Form 8-K filed by the Company on July 27, 2010, on July 23, 2010, the Audit Committee of the Board of Directors and management of the Company concluded that the Company’s financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Form 10-K”) should be restated and such financial statements should no longer be relied upon.
Accordingly, subsequent to the Evaluation Date, management of the Company identified a material weakness in its disclosure controls and procedures. The Company has reflected the restatement in this report for the period ended December 31, 2009. Based on this evaluation, the Company’s CEO and CFO concluded its disclosure controls and procedures were not effective as of the end of the period covered by this report.
     (b) Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2009. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on its assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009, based on criteria in Internal Control — Integrated Framework issued by the COSO, and that the Company’s internal control over financial reporting was effective. Subsequent to the original filing, the Company identified a material weakness related to the Company’s accounting for joint ventures, with specific emphasis on monitoring and applying changes in authoritative guidance. Solely as a result of this material weakness, management has restated the Company’s financial statements, revised its earlier assessment and has now concluded the Company’s internal control over financial reporting was not effective as of December 31, 2009.
Ernst & Young LLP, the independent registered public accounting firm that has audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2009.
Remediation of Material Weakness
As a result of the material weakness in the Company’s internal control over financial reporting disclosed in Form 10-K/A for the fiscal year ended December 31, 2009, the Company has taken a series of steps designed to improve its control processes. These actions include a review of the accounting for joint ventures from acquisition to present with a special focus on changes to reporting guidance that may affect the Company’s accounting. The Company is also implementing measures to enhance the controls by which authoritative guidance will be monitored and applied on a regular basis.
The Company plans to monitor the effectiveness of the corrective actions and expects to conclude that the material weakness has been remediated during the third quarter of 2010.

     (c) Report of the Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Cooper Tire & Rubber Company
We have audited Cooper Tire & Rubber Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cooper Tire & Rubber Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our report dated March 2, 2010, we expressed an unqualified opinion that Cooper Tire & Rubber Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on the COSO criteria. Management has subsequently determined that a deficiency in internal controls related to accounting for joint ventures, including monitoring and applying changes in authoritative guidance, existed as of the previous assessment date, and has further concluded that such a deficiency represented a material weakness as of December 31, 2009. As a result, management has revised its assessment, as presented in Item 9A, “Management’s Report on Internal Control Over Financial Reporting” to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2009. Accordingly, our present opinion on the effectiveness of internal control over financial reporting as of December 31, 2009, as expressed herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment, management has identified a material weakness in controls related to accounting for joint ventures, including monitoring and applying changes in authoritative guidance. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cooper Tire & Rubber Company as of December 31, 2009 and 2008 and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2009. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2009 consolidated financial statements and this report does not affect our report dated March 2, 2010, except for Notes 1A and 13 as to which the date is August 5, 2010, which expressed an unqualified opinion on these financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Cooper Tire & Rubber Company has not maintained effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
Ernst & Young LLP
Toledo, Ohio
March 2, 2010, except for the effects of the material weakness described in the sixth paragraph above, as to which the date is August 5, 2010
     (d) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) The following documents are filed as part of this report:
All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the Consolidated Financial Statements or the notes thereto.
3. Exhibits
     The exhibits listed on the accompanying exhibit index are filed as part of this Annual Report on Form 10-K/A.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COOPER TIRE & RUBBER COMPANY
/s/ Roy V. Armes
ROY V. ARMES, Chairman of the Board,
President and Chief Executive Officer

Date: August 4, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roy V. Armes	Chairman of the Board,	August 4, 2010
ROY V. ARMES	President, Chief Executive
Officer and Director
(Principal Executive Officer)

/s/ Bradley E. Hughes BRADLEY E. HUGHES	Vice President and Chief Financial Officer	August 4, 2010
(Principal Financial Officer)

/s/ Robert W. Huber ROBERT W. HUBER	Director of External Reporting (Principal Accounting Officer)	August 4, 2010

LAURIE J. BREININGER*	Director	August 4, 2010

THOMAS P. CAPO*	Director	August 4, 2010

STEVEN M. CHAPMAN*	Director	August 4, 2010

JOHN J. HOLLAND*	Director	August 4, 2010

JOHN F. MEIER*	Director	August 4, 2010

JOHN H. SHUEY*	Director	August 4, 2010

RICHARD L. WAMBOLD*	Director	August 4, 2010

ROBERT D. WELDING*	Director	August 4, 2010

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-indicated directors of the registrant and filed herewith as Exhibit 24 on behalf of the registrant.

*By:	/s/ James E. Kline
JAMES E. KLINE, Attorney-in-fact

EXHIBIT INDEX

(23)	Consent of Independent Registered Public Accounting Firm

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a—14(a)/15d—14(a) of the Exchange Act

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a—14(a)/15d—14(a) of the Exchange Act

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002