Form 10-Q/A
period 2010-03-31
COOPER TIRE & RUBBER CO
filed 2010-08-05
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q/A

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
Yes☑ No☐
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Number of shares of common stock of registrant outstanding
at April 30, 2010: 61,230,969

EXPLANATORY NOTE
Cooper Tire & Rubber Company (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (“Form 10-Q/A”) for the period ended March 31, 2010, which was filed with the Securities and Exchange Commission (SEC) on May 5, 2010 (the “Original Filing”). The Company is filing this Form 10-Q/A to reflect restatements of its condensed consolidated balance sheets at March 31, 2010 and December 31, 2009, and its condensed consolidated statements of operations for the three month periods ended March 31, 2010 and March 31, 2009, and the related notes thereto, as a result of a review of the Company’s accounting of noncontrolling shareholders’ interests.
Historically, the Company classified the Cooper Chengshan noncontrolling shareholders’ interest as permanent equity. After consideration of the applicable financial accounting guidance and evaluation of the related agreements, management determined that noncontrolling shareholders’ interest in Cooper Chengshan should be classified as a redeemable noncontrolling shareholder interest in mezzanine equity on the balance sheet. Pursuant to the agreements related to Cooper Chengshan, the owners of the noncontrolling shareholders’ interest in Cooper Chengshan had the right to sell and, if exercised, the Company had the obligation to purchase, the remaining 49 percent noncontrolling shareholders’ interest share at a minimum price of $62.7 million. This put option was previously disclosed in the footnotes to the financial statements, with a term beginning January 1, 2009 and continuing through December 31, 2011. The restatement also relates, in part to the Company’s accounting for foreign currency translation adjustments. In accordance with applicable financial accounting guidance, a portion of the currency translation adjustment recorded in comprehensive income (loss) and cumulative other comprehensive loss should have been allocated to the noncontrolling shareholders’ interests in consolidated subsidiaries which include Cooper Chengshan, Cooper Kenda and Cooper de Mexico. For a more detailed description of the restatement, see Note 1 in the Notes to the Consolidated Financial Statements.
This Form 10-Q/A amends and restates Item 1 of Part I, “Financial Statements”, Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 4 of Part I, “Controls and Procedures,” and Item 1A of Part II, “Risk Factors” of the Original Filing, in each case, solely as a result of, and to reflect, the restatement. Pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain the currently-dated certifications from the Company’s principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.
Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that have occurred subsequent to that date. Other events occurring after the date of the Original Filing or other information necessary to reflect subsequent events have been disclosed in reports filed with the SEC subsequent to the Original Filing.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per-share amounts)

	December 31,		March 31,
	2009		2010
	(Note 1)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$426,981		$337,500
Accounts receivable, less allowances of $10,928 in 2009 and $11,161 in 2010	367,023		458,968
Inventories at lower of cost or market:
Finished goods	188,323		210,865
Work in process	22,090		28,536
Raw materials and supplies	88,022		121,548

	298,435		360,949

Other current assets	39,392		39,165

Total current assets	1,131,831		1,196,582
Property, plant and equipment:
Land and land improvements	33,321		33,330
Buildings	320,021		317,869
Machinery and equipment	1,587,306		1,583,168
Molds, cores and rings	246,395		246,871

	2,187,043		2,181,238
Less accumulated depreciation and amortization	1,336,072		1,347,601

Net property, plant and equipment	850,971		833,637
Intangibles, net of accumulated amortization of $23,165 in 2009 and $23,492 in 2010	18,546		18,219
Restricted cash	2,219		2,172
Other assets	96,773		92,282

	$2,100,340		$2,142,892

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$156,719		$145,088
Accounts payable	300,448		352,029
Accrued liabilities	158,643		155,292
Income taxes	3,955		5,318
Liabilities of discontinued operations	1,061		1,052
Current portion of long term debt	15,515		4,995

Total current liabilities	636,341		663,774

Long-term debt	330,971		327,441
Postretirement benefits other than pensions	244,905		246,624
Pension benefits	272,050		265,963
Other long-term liabilities	145,978		174,072
Long-term liabilities related to the sale of automotive operations	6,043		5,888
Redeemable noncontrollng shareholders’ interests	83,528 [1]		55,041 [1]
Equity:

Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—		—
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued in 2009 and in 2010	87,850		87,850
Capital in excess of par value	70,645		56,338
Retained earnings	1,133,133		1,137,764
Cumulative other comprehensive loss	(470,272)	[1]	(456,816)	[1]

	821,356	[1]	825,136	[1]
Less: common shares in treasury at cost (27,327,646 in 2009 and 26,635,823 in 2010)	(490,548)		(476,503)

Total parent stockholders’ equity	330,808	[1]	348,633	[1]
Noncontrolling shareholders’ interests in consolidated subsidiaries	49,716	[1]	55,456	[1]

Total equity	380,524	[1]	404,089	[1]

	$2,100,340		$2,142,892

[1]	Amounts have been restated, see Footnote 1 for additional information.
See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2009 AND 2010
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2009	2010
Net sales	$571,408	$754,443
Cost of products sold	521,139	669,271

Gross profit	50,269	85,172

Selling, general and administrative	45,106	44,605
Restructuring	14,352	7,612
Settlement of retiree medical case	7,050	—

Operating profit (loss)	(16,239)	32,955

Interest expense	12,655	8,730
Interest income	(1,375)	(1,213)
Other income	(823)	(237)

Income (loss) from continuing operations before income taxes	(26,696)	25,675

Income tax expense (benefit)	(3,773)	7,743

Income (loss) from continuing operations	(22,923)	17,932

Income (loss) from discontinued operations, net of income taxes	(364)	(760)

Net income (loss)	(23,287)	17,172

Net income (loss) attributable to noncontrolling shareholders’ interests	(2,020)	5,596

Net income (loss) attributable to Cooper Tire & Rubber Company	$(21,267)	$11,576

Basic earnings per share:
Income (loss) from continuing operations attributable to Cooper Tire & Rubber Company	$(0.37) [1]	$0.20
Income (loss) from discontinued operations	(0.01)	(0.01)

Net income (loss) available to Cooper Tire & Rubber Company commom stockholders	$(0.38) [1]	$0.19

Diluted earnings per share:
Income (loss) from continuing operations attributable to Cooper Tire & Rubber Company	$(0.37) [1]	$0.20

Income (loss) from discontinued operations	(0.01)	(0.01)

Net income (loss) available to Cooper Tire & Rubber Company commom stockholders	$(0.38) [1]	$0.19

Dividends per share	$0.105	$0.105

1	Amounts have been restated, see Footnote 1 for additional information
See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND 2010
(UNAUDITED)
(Dollar amounts in thousands)

	2009	2010
Operating activities:
Net income (loss)	$(23,287)	$17,172
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operations:
Loss from discontinued operations, net of income taxes	364	760
Depreciation	30,551	29,859
Amortization	566	501
Deferred income taxes	(66)	(154)
Stock based compensation	838	1,087
Change in LIFO inventory reserve	(87,559)	15,021
Amortization of unrecognized postretirement benefits	7,410	8,282
Loss (gain) on sale of assets	(46)	211
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(36,396)	(107,397)
Inventories	105,610	(80,030)
Other current assets	1,855	2,880
Accounts payable	14,027	52,914
Accrued liabilities	14,923	8,496
Other items	4,471	21,062

Net cash provided by (used in) continuing operations	33,261	(29,336)
Net cash used in discontinued operations	(613)	(924)

Net cash provided by (used in) operating activities	32,648	(30,260)

Investing activities:
Additions to property, plant and equipment	(16,917)	(15,464)
Investments in unconsolidated subsidiary	(86)	—
Proceeds from the sale of assets	208	80

Net cash used in investing activities	(16,795)	(15,384)

Financing activities:
Issuance of (payments on) short-term debt	(17,310)	(14,466)
Payments on long-term debt	(4,380)	(10,600)
Contributions by noncontrolling shareholder	—	5,250
Acquisition of noncontrolling shareholder interest	—	(17,920)
Payment of dividends	(6,190)	(6,416)
Issuance of common shares and excess tax benefits on options	—	2,167

Net cash used in financing activities	(27,880)	(41,985)

Effects of exchange rate changes on cash of continuing operations	(2,952)	(1,852)

Changes in cash and cash equivalents	(14,979)	(89,481)

Cash and cash equivalents at beginning of year	247,672	426,981

Cash and cash equivalents at end of period	$232,693	$337,500

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
On August 4, 2010, the Company filed an amendment to its Annual Report on Form 10-K (“Form 10-K/A”) for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission (SEC) on March 2, 2010 (the “Original Filing”). The Company filed this Form 10-K/A to reflect restatements of its Consolidated Balance Sheets at December 31, 2009 and December 31, 2008, and its consolidated Statements of Operations and Equity for the fiscal years ended December 31, 2009, December 31, 2008 and December 31, 2007, and the related notes thereto, as a result of a review of the Company’s accounting for its noncontrolling shareholders’ interests. The balance sheet at December 31, 2009 included herein has been derived from the restated audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The restatement relates, in part, to the Company’s classification of the noncontrolling shareholders’ interests in Cooper Chengshan. Historically, the Company classified the Cooper Chengshan noncontrolling shareholders’ interests as permanent equity. After consideration of the applicable financial accounting guidance and evaluation of the related agreements, classification of the noncontrolling interest as redeemable noncontrolling shareholders’ interest within mezzanine equity was deemed appropriate. Further, the restatement reflects the reclassification of a portion of the currency translation adjustment recorded in the Company’s comprehensive income (loss) which should have been allocated to comprehensive income attributable to noncontrolling shareholders’ interest in consolidated subsidiaries.

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

The noncontrolling interest is redeemable at other than fair value as the put value is determined to be the greater of either a fixed amount or a specific formulaic amount as described above. The Company records the noncontrolling shareholders’ interests in Cooper Chengshan at the greater of 1) the initial carrying amount, increased or decreased for the noncontrolling shareholders’ share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”) or 2) the value of the put option which is determined based on the greater of the minimum amount or the formula derived amount. Prior to exercisability of the put option on January 1, 2009, the noncontrolling shareholders’ interest has been recorded at the greater of 1) the carrying amount or 2) the cumulative amount required to accrete the initial carrying amount to the redemption value using the effective interest method which resulted in accretion of $1,110 during the quarter ended March 31, 2009 with an offset to Retained earnings. According to authoritative accounting guidance, the Redeemable noncontrolling shareholders’ interests are classified outside of permanent equity, mezzanine equity, on the Company’s Condensed Consolidated Balance Sheets.

According to authoritative accounting guidance for redeemable noncontrolling shareholders’ interests, to the extent the noncontrolling shareholders have a contractual right to receive an amount upon exercise of a put option that is other than fair value, and such amount is greater than carrying value, then the noncontrolling shareholder has, in substance, received a dividend distribution that is different than other common stockholders. Therefore accretion adjustments to the carrying value of noncontrolling shareholders’ interests to reflect the put option amount should also be reflected in the computation of earnings per share available to the Company’s common stockholders. The tables below present the impact of these adjustments on the Company’s earnings per share, selected components of the Condensed Consolidated Balance Sheets and the Company’s comprehensive income (loss):

	Three months ended March 31, 2009
	As Originally
	Reported	Restated
Basic earnings per share:
Loss from continuing operations available to Cooper Tire & Rubber Company common stockholders	$(0.35)	$(0.37)
Loss from discontinued operations	(0.01)	(0.01)

Net loss available to Cooper Tire & Rubber Company common stockholders	$(0.36)	$(0.38)

Diluted earnings per share:
Loss from continuing operations available to Cooper Tire & Rubber Company common stockholders	$(0.35)	$(0.37)
Loss from discontinued operations	(0.01)	(0.01)

Net loss available to Cooper Tire & Rubber Company common stockholders	$(0.36)	$(0.38)

	As of December 31, 2009		As of March 31, 2010
	As Originally		As Originally
	Reported	Restated	Reported	Restated
Redeemable noncontrolling shareholders’ interest	—	83,528	—	55,041
Cumulative other comprehensive loss	(455,750)	(470,272)	(444,946)	(456,816)
Total parent stockholders’ equity	345,330	330,808	360,503	348,633
Noncontrolling shareholders’ interests in consolidated subsidiaries	118,722	49,716	98,627	55,456
Total stockholders’ equity	464,052	380,524	459,130	404,089

	Three months ended March 31, 2009		Three months ended March 31, 2010
	As Originally		As Originally
	Reported	Restated	Reported	Restated
Net income (loss) attributable to Cooper Tire & Rubber Company	$(21,267)	$(21,267)	$11,576	$11,576
Other comprehensive income (loss):
Currency translation adjustments	(2,982)	(3,083)	(7,224)	(4,572)
Unrealized net gains (losses) on derivative instruments and marketable securities, net of tax	3,367	3,367	1,362	1,362
Unrecognized postretirement benefit plans, net of tax	354	354	16,666	16,666

Comprehensive income (loss) attributable to Cooper Tire & Rubber Company	(20,528)	(20,629)	22,380	25,032
Net income attributable to noncontrolling shareholders’ interests	(2,020)	(2,020)	5,596	5,596
Other comprehensive income (loss):
Currency translation adjustments	—	101	—	(2,652)

Comprehensive income attributable to noncontrolling shareholders’ interests	(2,020)	(1,919)	5,596	2,944

Total comprehensive income (loss)	$(22,548)	$(22,548)	$27,976	$27,976

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

	December 31,	March 31,
	2009	2010
Assets
Cash and cash equivalents	$23,998	$13,196
Accounts receivable	9,359	12,465
Inventories	16,472	20,495
Prepaid expenses	2,688	3,617

Total current assets	52,517	49,773
Net property, plant and equipment	139,705	135,473
Intangibles and other assets	12,773	10,585

Total assets	$204,995	$195,831

Liabilities and stockholders’ equity
Notes payable	$87,016	$76,379
Accounts payable	7,147	10,250
Accrued liabilities	1,118	(1,767)
Current portion of long-term debt	10,525	—

Current liabilities	105,806	84,862
Stockholders’ equity	99,189	110,969

Total liabilities and stockholders’ equity	$204,995	$195,831

2.	Net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding each year. Diluted earnings (loss) per share from continuing operations includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended March 31,
	Restated
	2009	2010
Numerator
Income (loss) from continuing operations attributable to Cooper Tire & Rubber Company	$(20,903)	$12,336

Accretion of redeemable noncontrolling shareholders’ interest	(1,110)	—

Numerator for basic and diluted earnings (loss) per share — income (loss) from continuing operations available to common stockholders	$(22,013)	$12,336

Denominator
Denominator for basic earnings (loss) per share - weighted average shares outstanding	58,941	60,614

Effect of dilutive securities — stock options and other stock units	—	1,680

Denominator for diluted earnings per share - adjusted weighted average share outstanding	58,941	62,294

Basic earnings (loss) per share:
Income (loss) from continuing operations available to Cooper Tire & Rubber Company common stockholders	$(0.37)	$0.20
Loss from discontinued operations, net of income taxes	(0.01)	(0.01)

Net income (loss) available to Cooper Tire & Rubber Company common stockholders	$(0.38)	$0.19

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to Cooper Tire & Rubber Company common stockholders	$(0.37)	$0.20
Loss from discontinued operations, net of income taxes	(0.01)	(0.01)

Net income (loss) available to Cooper Tire & Rubber Company common stockholders	$(0.38)	$0.19

3.	Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. The change in values of the fair value foreign currency hedges offset exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish krona, Norwegian krone, Mexican peso and Chinese yuan generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2009 and March 31, 2010 was $207,600 and $187,400, respectively. The counterparties to each of these agreements are major commercial banks.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
	Total	Markets	Other	Significant
	Derivative	for Identical	Observable	Unobservable
	(Assets)	Assets	Inputs	Inputs
Foreign Exchange Contracts	Liabilities	Level (1)	Level (2)	Level (3)
March 31, 2010	$1,436	—	$1,436	—

December 31, 2009	$2,080	—	$2,080	—

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2009		March 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$426,981	$426,981	$337,500	$337,500
Notes payable	(156,719)	(156,719)	(145,088)	(145,088)
Current portion of long-term debt	(15,515)	(15,515)	(4,995)	(4,995)
Long-term debt	(330,971)	(309,371)	(327,441)	(303,441)
Derivative financial instruments	(2,080)	(2,080)	(1,436)	(1,436)
The fair value of the Company’s debt is computed using discounted cash flow analyses based on the Company’s estimated current incremental borrowing rates.

4.	The following table details information on the Company’s operating segments.

	Three months ended March 31
	2009	2010
Revenues from external customers:
North American Tire	$439,317	$531,717
International Tire	166,212	293,557
Eliminations	(34,121)	(70,831)

Net sales	$571,408	$754,443

Segment profit (loss):
North American Tire	$(3,620)	$13,602
International Tire	(2,821)	22,550
Eliminations	(274)	(509)
Unallocated corporate charges	(9,524)	(2,688)

Operating profit (loss)	(16,239)	32,955
Interest expense	12,655	8,730
Interest income	(1,375)	(1,213)
Other income	(823)	(237)

Income (loss) from continuing operations before income taxes	$(26,696)	$25,675

5.	At December 31, 2009, approximately 45 percent of the Company’s inventories had been valued under the LIFO method. At March 31, 2010, approximately 44 percent of the Company’s inventories are valued under the LIFO method. The remaining inventories have been valued under the FIFO method or average cost method. All inventories are stated at the lower of cost or market.

Under the LIFO method, inventories have been reduced by approximately $127,064 and $142,085 at December 31, 2009 and March 31, 2010, respectively, from current cost which would be reported under the first-in, first-out method.

6.	The following table discloses the amount of stock based compensation expense for the three-month period ended March 31, 2009 and 2010:

	Three months ended March 31
	2009	2010
Stock options	$86	$221
Restricted stock units	400	167
Performance based units	352	699

Total stock based compensation	$838	$1,087

Executives participating in the Company’s Long-Term Incentive Plan for the plan year 2007 — 2009 and 2008 — 2010, earn performance based units based on the Company’s financial performance. As part of the 2007 — 2009 plan, the units earned in 2007 and 2009 vested in February 2010. As part of the 2008 — 2010 plan, the units earned in 2009 and any units earned in 2010 will vest at December 31, 2010. No units were earned in 2008.

In April 2009, executives participating in the 2009 — 2011 Long —Term Incentive Plan were granted stock options which vest one third each year from April 2010 through April 2012.

Executives participating in the Company’s Long-Term Incentive Plan for the plan year 2010 — 2012, earn performance based units and cash. Any units and cash earned during 2010 will vest at December 31, 2012. The executives also received stock options which will vest one third each year from March 2011 through March 2013. The following table provides details of the stock option activity for the three months ended March 31, 2010:

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

The following table provides details of the performance based units earned under the Company’s Long-Term Incentive Plans for the three months ended March 31, 2010:

	Long-Term Incentive Plan Years
	2007-2009	2008-2010
Performance-based units outstanding at January 1, 2010	559,951	290,860
Accrued dividend equivalents	—	1,578
Performance-based units settled	(559,951)	—

Performance-based units outstanding at March 31, 2010	0	292,438

7.	The following table discloses the amount of net periodic benefit costs for the three months ended March 31, 2009 and 2010 for the Company’s defined benefit plans and other postretirement benefits relating to continuing operations:

			Other
	Pension Benefits		Postretirement Benefits
	2009	2010	2009	2010
Components of net periodic benefit cost:
Service cost	$3,387	$1,667	$853	$790
Interest cost	14,618	15,624	3,706	3,529
Expected return on plan assets	(13,687)	(16,379)	—	—
Amortization of prior service cost	(1,456)	(158)	(77)	(136)
Recognized actuarial loss	8,925	8,440	18	—
Albany settlement loss	—	3,330	—	—

Net periodic benefit cost	$11,787	$12,524	$4,500	$4,183

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

8.	The following table reconciles the beginning and end of the period equity accounts attributable to Cooper Tire & Rubber Company and to the noncontrolling shareholder interests:

		Noncontrolling
	Total	Shareholders’		Redeemable
	Parent	Interests in	Total	Noncontrolling
	Stockholders’	Consolidated	Stockholders’	Shareholders’
	Equity	Subsidiaries	Equity	Interests
Balance at December 31, 2009 (1)	$330,808	$49,716	$380,524	$83,528

Net income	11,576	685	12,261	4,911
Other comprehensive income (1)	13,456	(195)	13,261	(2,457)
Dividends payable to noncontrolling shareholders	—	—	—	(11,637)
Contribution of noncontrolling shareholder	—	5,250	5,250	—
Acquisition of noncontrolling shareholder interest	1,384	—	1,384	(19,304)
Stock compensation plans, including tax charge of $392	(2,175)	—	(2,175)	—
Cash dividends — $.105 per share	(6,416)	—	(6,416)	—

Balance at March 31, 2010 (1)	$348,633	$55,456	$404,089	$55,041

(1)	Amounts have been restated, see Footnote 1 for additional information.
The following table provides the details of the Company’s comprehensive income (loss). Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, unrealized gains or losses on certain marketable securities and derivative instruments and unrecognized postretirement benefits plans.
The Company’s comprehensive income (loss) is as follows:

	Three months ended March 31
	2009	2010
Net income (loss) attributable to Cooper Tire & Rubber Company	$(21,267)	$11,576
Other comprehensive income (loss):
Currency translation adjustments (1)	(3,083)	(4,572)
Unrealized net gains on derivative instruments and marketable securities, net of tax effect	3,367	1,362
Unrecognized postretirement benefit plans, net of tax effect	354	16,666

Comprehensive income (loss) attributable to Cooper Tire & Rubber Company (1)	(20,629)	25,032
Net income (loss) attributable to noncontrolling shareholders’ interests	(2,020)	5,596
Other comprehensive income (loss):
Currency translation adjustments (1)	101	(2,652)

Comprehensive income (loss) attributable to noncontrolling shareholders’ interests (1)	(1,919)	2,944

Total comprehensive income (loss)	$(22,548)	$27,976

(1)	Amounts have been restated, see Footnote 1 for additional information.

9.	During the first quarter of 2010, the Company recorded restructuring expenses associated with the closure of its Albany, Georgia manufacturing facility. This initiative, announced December 17, 2008, resulted in a workforce reduction of approximately 1,330 people with an estimated cost between $140,000 and $145,000 for restructuring expense and asset impairment.

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

10.	The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities:

	2009	2010
Reserve at January 1	$18,244	$23,814
Additions	2,423	4,223
Payments	(3,084)	(3,902)

Reserve at March 31	$17,583	$24,135

11.	The Company is a defendant in various products liability claims brought in numerous jurisdictions in which individuals seek damages resulting from automobile accidents allegedly caused by defective tires manufactured by the Company. Each of the products liability claims faced by the Company generally involve different types of tires, models and lines, different circumstances surrounding the accident such as different applications, vehicles, speeds, road conditions, weather conditions, driver error, tire repair and maintenance practices, service life conditions, as well as different jurisdictions and different injuries. In addition, in many of the Company’s products liability lawsuits the plaintiff alleges that his or her harm was caused by one or more co-defendants who acted independently of the Company. Accordingly, both the claims asserted and the resolutions of those claims have an enormous amount of variability. The aggregate amount of damages asserted at any point in time is not determinable since often times when claims are filed, the plaintiffs do not specify the amount of damages. Even when there is an amount alleged, at times the amount is wildly inflated and has no rational basis.

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

12.	For the quarter ended March 31, 2010, the Company recorded an income tax expense for continuing operations of $7,743 including discrete items. The effective tax rate for the three-month period ended March 31, 2010, for continuing operations is 18.9 percent, exclusive of discrete items, using the applicable effective tax rate determined using the forecasted multi-jurisdictional annual effective tax rates. For comparable periods in 2009, the effective tax rate for continuing operations, exclusive of discrete items, was 16.2 percent using forecasted jurisdictional annual effective tax rates. The change in the tax rate, exclusive of discrete items, relates primarily to the reversal of a valuation allowances relating to the anticipated usage of various tax attribute carryforwards including tax credit and net operating loss carryforwards plus the impact of the mix of earnings or loss by jurisdiction as compared to 2009.

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

14.	In connection with the investment in Cooper Chengshan, beginning January 1, 2009 and continuing through December 31, 2011, the noncontrolling shareholders have the option, which is embedded in the noncontrolling interest, to require the Company to purchase the remaining 49 percent noncontrolling share at the greater of a minimum price of $62,700 or a formula price that varies based on operating results of the entity. The combination of a noncontrolling interest and a put option resulted in a redeemable noncontrolling shareholder interest. The put option is not separated from the shares as an embedded derivative because the underlying shares are not readily convertible into cash.

The noncontrolling interest is redeemable at other than fair value as the put value is determined based on a specified formula as described above. The Company records the noncontrolling shareholders’ interests in Cooper Chengshan at the greater of 1) the initial carrying amount, increased or decreased for the noncontrolling shareholders’ share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”) or 2) the value of the put option which is determined based on the greater of the minimum amount or the formula derived amount. Prior to exercisability of the put option on January 1, 2009, the noncontrolling shareholders’ interest has been recorded at the greater of 1) the carrying amount or 2) the cumulative amount required to accrete the initial carrying amount to the redemption value using the effective interest method which resulted in accretion of $1,110 during the quarter ended March 31, 2009 with an offset to Retained earnings. According to authoritative accounting guidance, the redeemable noncontrolling shareholders’ interests are classified outside of permanent equity, as a mezzanine item, on the Company’s Condensed Consolidated Balance Sheets.

According to authoritative accounting guidance for redeemable noncontrolling shareholders’ interests, to the extent the noncontrolling shareholders have a contractual right to receive an amount upon exercise of a put option that is other than fair value, and such amount is greater than carrying value, then the noncontrolling shareholder has, in substance, received a dividend distribution that is different than other common stockholders. Therefore accretion adjustments to the carrying value of noncontrolling shareholders’ interests to reflect the put option amount should also be reflected in the computation of earnings per share available to Cooper Tire & Rubber Company common stockholders. During 2009, the Company recorded adjustments to the redeemable noncontrolling shareholders’ interests which are shown on the Condensed Consolidated Statements of Operations.

In 2009, the Company was notified by a noncontrolling shareholder that it had exercised its put option and after governmental approval, the Company purchased the 14 percent share for $17,920 on March 31, 2010. The remaining noncontrolling shareholder has the right to sell its 35 percent share to the Company at a minimum price of $44,780. At March 31, 2010, the formula price of $45,417 exceeds the minimum price, however, the carrying value exceeds the formula price and the carrying value is the amount shown on the Company’s Condensed Consolidated Balance Sheets.

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

Consolidated Results of Operations
(Dollar amounts in millions except per share amounts)

	Three months ended March 31
	2009		Change	2010
Revenues:
North American Tire	$439.3		21.0%	$531.7
International Tire	166.2		76.7%	293.6
Eliminations	(34.1)		107.9%	(70.9)

Net sales	$571.4		32.0%	$754.4

Segment profit (loss):
North American Tire	$(3.6)		n/m	$13.6
International Tire	(2.8)		n/m	22.6
Unallocated corporate charges	(9.5)		-71.6%	(2.7)
Eliminations	(0.3)		66.7%	(0.5)

Operating profit (loss)	(16.2)		n/m	33.0
Interest expense	12.7		-31.5%	8.7
Interest income	(1.4)		-14.3%	(1.2)
Other income	(0.8)		-75.0%	(0.2)

Income (loss) from continuing operations before income taxes	(26.7)		n/m	25.7

Income tax expense (benefit)	(3.8)		n/m	7.7

Income (loss) from continuing operations	(22.9)		n/m	18.0

Income (loss) from discontinued operations, net of income taxes	(0.4)		n/m	(0.8)

Noncontrolling shareholders’ interests	(2.0)		n/m	5.6

Net income (loss) attributable to Cooper Tire & Rubber Company	$(21.3)		n/m	$11.6

Basic earnings per share attributable to Cooper Tire & Rubber Company	$(0.38	) 1		$0.19

Diluted earnings per share attributable to Cooper Tire & Rubber Company	$(0.38	) 1		$0.19

1	Amounts have been restated — see Footnote 1 for additional information.
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
North American Tire Operations Segment

	Three months ended March 31
(Dollar amounts in millions)	2009	Change	2010
Sales	$439.3	21.0%	$531.7

Operating profit (loss)	$(3.6)	n/m	$13.6

United States unit shipments changes:
Passenger tires
Segment		19.8%
RMA members		9.6%
Total Industry		12.6%

Light truck tires
Segment		14.6%
RMA members		11.5%
Total Industry		17.8%

Total light vehicle tires
Segment		18.9%
RMA members		9.8%
Total Industry		13.2%

Total segment unit sales change		19.2%

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
International Tire Operations Segment

	Three months ended March 31
(Dollar amounts in millions)	2009	Change	2010
Sales	$166.2	76.7%	$293.6

Operating profit (loss)	$(2.8)	n/m	$22.6

Unit sales change		64.6%
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
Item 4. CONTROLS AND PROCEDURES
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
The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1034 as of March 31, 2010 (“Evaluation Date”). Based on its initial evaluation, the Company’s CEO and CFO concluded that its disclosure controls and procedures were effective as of the Evaluation date.
However, subsequent to the Evaluation Date, as reported under Item 4.02 of the Form 8-K filed by the Company on July 26, 2010, on July 23, 2010, the Audit Committee of the Board of Directors and management of the Company concluded that the Company’s financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Form 10-K”) and the consolidated financial statements contained in the Quarterly Report on Form 10-Q for the three months ended March 31, 2010 (the “Form 10-Q”) should be restated and such financial statements should no longer be relied upon.
Accordingly, subsequent to the Evaluation Date, management of the Company identified a material weakness in its disclosure controls and procedures restated to the Company’s accounting for joint ventures, with specific emphasis on monitoring and applying changes in authoritative guidance. The Company has reflected the restatement in this report for the quarterly period ended March 31, 2010. Based solely on this material weakness, the Company’s CEO and CFO concluded that its disclosure controls and procedures were not effective as of the end of the period covered by this report.
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
There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II. OTHER INFORMATION
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
The Company is required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of it financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. The Company is likewise required, on a quarterly basis, to evaluate the effectiveness of its internal controls and to disclose any changes and material weaknesses in those internal controls.
As described in greater detail elsewhere in this Quarterly Report on Form 10-Q/A, in connection with the restatement process, the Company identified a material weakness with regard to the reporting of its noncontrolling shareholders’ interests.

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

August 4, 2010
      (Date)