Form 10-Q
period 2010-06-30
COOPER TIRE & RUBBER CO
filed 2010-08-05
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐                      No ☑
Number of shares of common stock of registrant outstanding
at July 31, 2010: 61,453,598

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per-share amounts)

	December 31,	June 30,
	2009	2010
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$426,981	$379,082
Accounts receivable, less allowances of $10,928 in 2009 and $11,089 in 2010	367,023	459,177
Inventories at lower of cost or market:
Finished goods	188,323	238,820
Work in process	22,090	27,282
Raw materials and supplies	88,022	121,248

	298,435	387,350

Other current assets	39,392	51,761

Total current assets	1,131,831	1,277,370
Property, plant and equipment:
Land and land improvements	33,321	33,385
Buildings	320,021	319,287
Machinery and equipment	1,587,306	1,604,161
Molds, cores and rings	246,395	250,670

	2,187,043	2,207,503
Less accumulated depreciation and amortization	1,336,072	1,371,821

Net property, plant and equipment	850,971	835,682
Intangibles, net of accumulated amortization of $23,165 in 2009 and $23,813 in 2010	18,546	17,898
Restricted cash	2,219	2,261
Other assets	96,773	93,291

Total assets (1)	$2,100,340	$2,226,502

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$156,719	$155,891
Accounts payable	300,448	388,023
Accrued liabilities	158,643	139,875
Income taxes	3,955	4,725
Liabilities of discontinued operations	1,061	—
Current portion of long term debt	15,515	5,019

Total current liabilities	636,341	693,533

Long-term debt	330,971	326,853
Postretirement benefits other than pensions	244,905	238,533
Pension benefits	272,050	259,469
Other long-term liabilities	145,978	177,913
Long-term liabilities related to the sale of automotive operations	6,043	—
Redeemable noncontrolling shareholders’ interests	83,528	60,344
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued in 2009 and in 2010	87,850	87,850
Capital in excess of par value	70,645	57,567
Retained earnings	1,133,133	1,175,334
Cumulative other comprehensive loss	(470,272)	(434,400)

	821,356	886,351
Less: common shares in treasury at cost (27,327,646 in 2009 and 26,491,869 in 2010)	(490,548)	(473,561)

Total parent stockholders’ equity	330,808	412,790
Noncontrolling shareholders’ interests in consolidated subsidiaries	49,716	57,067

Total equity	380,524	469,857

Total liabilities and equity(1)	$2,100,340	$2,226,502

(1)	Assets of consolidated variable interest entities (VIEs) were $204,995 and $206,614 at December 31, 2009 and March 31, 2010, respectively. The assets (principally Property, plant and equipment) of the VIEs can only be used to settle oblitgations of those VIEs. Liabilities (principally Notes payable) of consolidated VIEs were $105,806 and $92,421 at December 31, 2009 and March 31, 2010, respectively and represent claims against the specific assets of the VIEs.
See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2009 AND 2010
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2009	2010
Net sales	$631,729	$803,959
Cost of products sold	531,269	708,577

Gross profit	100,460	95,382

Selling, general and administrative	50,278	54,274
Restructuring	8,709	7,426

Operating profit	41,473	33,682

Interest expense	12,097	9,149
Interest income	(1,105)	(771)
Other income	(1,249)	(988)

Income from continuing operations before income taxes	31,730	26,292

Income tax expense	967	1,247

Income from continuing operations	30,763	25,045

Income (loss) from discontinued operations, net of income taxes	(37,085)	25,126

Net income (loss)	(6,322)	50,171

Net income attributable to noncontrolling shareholders’ interests	6,638	6,094

Net income (loss) attributable to Cooper Tire & Rubber Company	$(12,960)	$44,077

Basic earnings per share:
Income from continuing operations available to Cooper Tire & Rubber Company common stockholders	$0.52 [1]	$0.31
Income (loss) from discontinued operations	(0.63)	0.41

Net income (loss) available to Cooper Tire & Rubber Company common stockholders	$(0.11) [1]	$0.72

Diluted earnings per share:
Income from continuing operations available to Cooper Tire & Rubber Company common stockholders	$0.51 [1]	$0.30
Income (loss) from discontinued operations	(0.62)	0.40

Net income (loss) available to Cooper Tire & Rubber Company common stockholders	$(0.11) [1]	$0.70

Dividends per share	$0.105	$0.105

[1]	Amounts have been restated , see Footnote 1 for additional information.
See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2009 AND 2010
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2009	2010
Net sales	$1,203,137	$1,558,402
Cost of products sold	1,052,408	1,377,848

Gross profit	150,729	180,554

Selling, general and administrative	95,384	98,879
Restructuring	23,061	15,038
Settlement of retiree medical case	7,050	—

Operating profit	25,234	66,637

Interest expense	24,752	17,879
Interest income	(2,480)	(1,984)
Other income	(2,072)	(1,225)

Income from continuing operations before income taxes	5,034	51,967

Income tax expense (benefit)	(2,806)	8,990

Income from continuing operations	7,840	42,977

Income (loss) from discontinued operations, net of income taxes	(37,449)	24,366

Net income (loss)	(29,609)	67,343

Net income attributable to noncontrolling shareholders’ interests	4,618	11,690

Net income (loss) attributable to Cooper Tire & Rubber Company	$(34,227)	$55,653

Basic earnings per share:
Income from continuing operations available to Cooper Tire & Rubber Company common stockholders	$0.15 [1]	$0.51
Income (loss) from discontinued operations	(0.64)	0.40

Net income (loss) available to Cooper Tire & Rubber Company common stockholders	$(0.49) [1]	$0.91

Diluted earnings per share:
Income from continuing operations available to Cooper Tire & Rubber Company common stockholders	$0.14 [1]	$0.50
Income (loss) from discontinued operations	(0.63)	0.39

Net income (loss) available to Cooper Tire & Rubber Company common stockholders	$(0.48) [1,2]	$0.89

Dividends per share	$0.210	$0.210

[1]	Amounts have been restated, see Footnote 1 for additional information.

[2]	Amounts do not add due to rounding.
See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 AND 2010
(UNAUDITED)
(Dollar amounts in thousands)

	2009	2010
Operating activities:
Net income (loss)	$(29,609)	$67,343
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operations:
Loss (income) from discontinued operations, net of income taxes	37,449	(24,366)
Depreciation	61,346	58,991
Amortization	1,113	997
Deferred income taxes	(1,894)	(551)
Stock based compensation	2,334	3,532
Change in LIFO inventory reserve	(115,753)	46,627
Amortization of unrecognized postretirement benefits	14,342	16,505
Loss (gain) on sale of assets	(94)	209
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(42,937)	(108,959)
Inventories	163,959	(137,258)
Other current assets	(7,727)	(3,662)
Accounts payable	25,195	87,683
Accrued liabilities	47,180	(1,919)
Other items	10,083	24,081

Net cash provided by continuing operations	164,987	29,253
Net cash provided by (used in) discontinued operations	(1,204)	17,262

Net cash provided by operating activities	163,783	46,515

Investing activities:
Property, plant and equipment	(42,306)	(45,048)
Investments in unconsolidated subsidiary	(86)	—
Proceeds from the sale of assets	758	292

Net cash used in investing activities	(41,634)	(44,756)

Financing activities:
Issuance of (payments on) short-term debt	(20,862)	(4,776)
Payments on long-term debt	(29,200)	(10,600)
Contributions of joint venture partner	—	5,250
Acquisition of noncontrolling shareholder interest	—	(17,920)
Payment of dividends to noncontrolling shareholders	—	(11,637)
Payment of dividends	(12,381)	(12,856)
Issuance of common shares and excess tax benefits on options	13	3,640

Net cash used in financing activities	(62,430)	(48,899)

Effects of exchange rate changes on cash of continuing operations	(4,932)	(759)

Changes in cash and cash equivalents	54,787	(47,899)

Cash and cash equivalents at beginning of year	247,672	426,981

Cash and cash equivalents at end of period	$302,459	$379,082

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per-share amounts)
1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. There is a year-round demand for the Company’s passenger and truck replacement tires, but sales of passenger replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November. Operating results for the three-month and six-month periods ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

On August 5, 2010, the Company filed an amendment to its Annual Report on Form 10-K (“Form 10-K/A”) for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission (SEC) on March 2, 2010 (the “Original Filing”). The Company filed this Form 10-K/A to reflect restatements of its consolidated balance sheets at December 31, 2009 and December 31, 2008, and its consolidated statements of operations and equity for the fiscal years ended December 31, 2009, December 31, 2008 and December 31, 2007, and the related notes thereto, as a result of a review of the Company’s accounting for its noncontrolling shareholders’ interests. The balance sheet at December 31, 2009 included herein has been derived from the audited restated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The restatement relates, in part, to the Company’s classification of the noncontrolling shareholders’ interests in Cooper Chengshan. Historically, the Company classified the Cooper Chengshan noncontrolling shareholders’ interests as permanent equity. After consideration of the applicable financial accounting guidance and evaluation of the related agreements, classification of the noncontrolling interest as redeemable noncontrolling shareholders’ interest within mezzanine equity was deemed appropriate. Further, the restatement reflects the reclassification of a portion of the currency translation adjustment recorded in the Company’s comprehensive income (loss) which should have been allocated to comprehensive income attributable to noncontrolling shareholders’ interest in consolidated subsidiaries. The reclassification of the currency translation adjustment also impacted the related equity accounts.

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

The noncontrolling interest is redeemable at other than fair value as the put value is determined based on a specified formula as described above. The Company records the noncontrolling shareholders’ interests in Cooper Chengshan at the greater of 1) the initial carrying amount, increased or decreased for the noncontrolling shareholders’ share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”) or 2) the value of the put option which is determined based on the greater of the minimum amount or the formula derived amount. Prior to exercisability of the put option on January 1, 2009, the noncontrolling shareholders’ interest has been recorded at the greater of 1) the carrying amount or 2) the cumulative amount required to accrete the initial carrying amount to the redemption value using the effective interest method which resulted in the reversal of accretion of $6,504 and $5,394 during the quarter and six month period ended June 30, 2010, respectively, with an offset to Retained earnings. According to authoritative accounting guidance, the redeemable noncontrolling shareholders’ interests are classified outside of permanent equity, as a mezzanine item, on the Company’s Consolidated Balance Sheets.
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

	Three months ended June 30, 2009		Six months ended June 30, 2009
	As Originally		As Originally
	Reported	Restated	Reported		Restated
Basic earnings per share:
Income from continuing operations available to Cooper Tire & Rubber Company common stockholders	$0.41	$0.52	$0.05		$0.15
Loss from discontinued operations	(0.63)	(0.63)	(0.64)		(0.64)

Net loss available to Cooper Tire & Rubber Company common stockholders	$(0.22)	$(0.11)	$(0.58)	*	$(0.49)

Diluted earnings per share:
Income from continuing operations available to Cooper Tire & Rubber Company common stockholders	$0.40	$0.51	$0.05		$0.14
Loss from discontinued operations	(0.62)	(0.62)	(0.63)		(0.63)

Net loss available to Cooper Tire & Rubber Company common stockholders	$(0.22)	$(0.11)	$(0.57)	*	$(0.48) *

*	Amounts do not add due to rounding

	Three months ended June 30, 2009		Six months ended June 30, 2009
	As Originally		As Originally
	Reported	Restated	Reported	Restated
Net loss attributable to Cooper Tire & Rubber Company	$(12,960)	$(12,960)	$(34,227)	$(34,227)
Other comprehensive income (loss):
Currency translation adjustments	13,957	14,244	10,975	11,161
Unrealized net gains (losses) on derivative instruments and marketable securities, net of tax	(7,980)	(7,980)	(4,613)	(4,613)
Unrecognized postretirement benefit plans, net of tax	1,146	1,146	1,500	1,500

Comprehensive loss attributable to Cooper Tire & Rubber Company	(5,837)	(5,550)	(26,365)	(26,179)
Net income attributable to noncontrolling shareholders’ interests	6,638	6,638	4,618	4,618
Other comprehensive income (loss):
Currency translation adjustments	—	(287)	—	(186)

Comprehensive income attributable to noncontrolling shareholders’ interests	6,638	6,351	4,618	4,432

Total comprehensive income (loss)	$801	$801	$(21,747)	$(21,747)

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

The Company entered into a joint venture with Kenda Tire Company to construct and operate a tire manufacturing facility in the People’s Republic of China (“PRC”) which began production in 2007. Until May 2012, all of the tires produced by this joint venture are required to be exported and sold to Cooper Tire & Rubber Company and its affiliates at a price that provides an acceptable return to the joint venture. Due to this requirement, the Company has the power to direct the manufacturing operations of the joint venture to produce the types of tires required by the Company to meet its global demands. The Company has determined it is the primary beneficiary of this joint venture because of the operational control and the fact it currently receives all of the tires produced by this manufacturing operation.

The Company has also entered into a joint venture with Nemet International to market and distribute Cooper, Pneustone and associated brand tires in Mexico. The Company has determined it has the power to control the purchasing and marketing of tires for this joint venture. The Company has also provided additional financial support to this joint venture in order to allow it to finance its business activities. The joint venture partner has not provided such additional support. The Company has determined it is the primary beneficiary of this joint venture due to its ability to control the primary economic activity.

Since the Company has determined that each of these entities is a Variable Interest Entity (VIE) and it is the primary beneficiary, it has included their assets, liabilities and operating results in its consolidated financial statements. Assets recognized s a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims against the Company’s general assets, rather, they represent claims against the specific assets of the consolidated VIEs. The Company has recorded the interest related to the joint venture partners’ ownership in noncontrolling shareholders’ interests in consolidated subsidiaries.

The following table summarizes the balance sheets of these variable interest entities at December 31, 2009 and June 30, 2010:

	December 31,	June 30,
	2009	2010
Assets
Cash and cash equivalents	$23,998	$13,893
Accounts receivable	9,359	12,414
Inventories	16,472	27,236
Prepaid expenses	2,688	6,869

Total current assets	52,517	60,412
Net property, plant and equipment	139,705	134,084
Intangibles and other assets	12,773	12,118

Total assets	$204,995	$206,614

Liabilities and stockholders’ equity
Notes payable	$87,016	$83,366
Accounts payable	7,147	9,485
Accrued liabilities	1,118	(430)
Current portion of long-term debt	10,525	—

Current liabilities	105,806	92,421
Stockholders’ equity	99,189	114,193

Total liabilities and stockholders’ equity	$204,995	$206,614

Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The Company has adopted this guidance as of January 1, 2010 and it did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued accounting guidance on accounting for transfers of financial assets. This guidance amends previous guidance by including: the elimination of the qualifying special-purpose entity (QSPE) concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor. Additionally, the guidance requires extensive new disclosures regarding an entity’s involvement in a transfer of financial assets. Finally, existing QSPEs (prior to the effective date of this guidance) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept. The Company adopted this new guidance effective January 1, 2010 and it did not have an impact on the Company’s consolidated financial statements.

In February 2010, the FASB amended its guidance on the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued, otherwise known as “subsequent events.” Specifically, these changes clarify that an entity that is required to file or furnish its financial statements with the Securities and Exchange Commission is not required to disclose the date through which subsequent events have been evaluated. Other than the elimination of disclosing the date through which management has performed its evaluation for subsequent events, the adoption of these changes had no impact on the Company’s consolidated financial statements.

2.	Net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding each year. Diluted earnings (loss) per share from continuing operations includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended June 30		Six months ended June 30
	Restated		Restated
	2009	2010	2009	2010
Numerator
Income from continuing operations attributable to Cooper Tire & Rubber Company	$24,125	$18,951	$3,222	$31,287

Accretion of redeemable noncontrolling shareholders’ interest	6,504	—	5,394	—

Numerator for basic and diluted earnings (loss) per share — income (loss) from continuing operations available to common stockholders	$30,629	$18,951	$8,616	$31,287

Denominator
Denominator for basic earnings (loss) per share - weighted average shares outstanding	58,958	61,292	58,950	61,104

Effect of dilutive securities — stock options and other stock units	845	1,317	660	1,349

Denominator for diluted earnings per share - adjusted weighted average shares outstanding	59,803	62,609	59,610	62,453

Basic earnings (loss) per share:
Income from continuing operations available to Cooper Tire & Rubber Company common stockholders	$0.52	$0.31	$0.15	$0.51
Income (loss) from discontinued operations, net of income taxes	(0.63)	0.41	(0.64)	0.40

Net income (loss) available to Cooper Tire & Rubber Company common stockholders	$(0.11)	$0.72	$(0.49)	$0.91

Diluted earnings (loss) per share:
Income from continuing operations available to Cooper Tire & Rubber Company common stockholders	$0.51	$0.30	$0.14	$0.50
Income (loss) from discontinued operations, net of income taxes	(0.62)	0.40	(0.63)	0.39

Net income (loss) available to Cooper Tire & Rubber Company common stockholders	$(0.11)	$0.70	$(0.48) *	$0.89

*	Amounts do not add due to rounding
3.	Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. The change in values of the fair value foreign currency hedges offset exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish krona, Norwegian krone, Mexican peso and Chinese yuan generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2009 and June 30, 2010 was $207,600 and $176,400, respectively. The counterparties to each of these agreements are major commercial banks.

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

Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately $(2,160) and $3,838 as of December 31, 2009 and June 30, 2010, respectively) are recorded as a separate component of stockholders’ equity in the accompanying consolidated balance sheets and reclassified into earnings as the hedged transaction affects net sales.

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

The following table presents the location and amounts of derivative instrument fair values in the Statement of Financial Position:

(assets)/liabilities	December 31, 2009		June 30, 2010
Derivatives designated as hedging instruments	Accrued liabilities	$2,158	Accrued liabilities	$(3,938)

Derivatives not designated as hedging instruments	Accrued liabilities	$(78)	Accrued liabilities	$(45)
The following table presents the location and amount of gains and losses on derivative instruments in the consolidated statement of operations:

	Amount of Gain (Loss)		Amount of (Gain) Loss
	Recognized in Other		Reclassified from		Amount of Gain (Loss)
	Comprehensive Income on		Other Comprehensive Income		Recognized in Income on
	Derivative (Effective Portion)		into Income (Effective Portion)		Derivative (Ineffective Portion)
Derivatives in	Three	Three	Three	Three	Three	Three
Cash Flow	Months	Months	Months	Months	Months	Months
Hedging	Ended	Ended	Ended	Ended	Ended	Ended
Relationships	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
Foreign exchange contracts	$(6,107)	$5,013	$862	$(236)	$(366)	$(186)

	Six	Six	Six	Six	Six	Six
Derivatives in	Months	Months	Months	Months	Months	Months
Cash Flow Hedging	Ended	Ended	Ended	Ended	Ended	Ended
Relationships	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
Foreign exchange contracts	$(4,655)	$7,563	$(2,101)	$(1,565)	$(288)	$(215)

			Amount of Gain (Loss) Recognized
	Location of	in Income on Derivatives
	Gain (Loss)	Three	Three	Six	Six
Derivatives not	Recognized	Months	Months	Months	Months
Designated as	in Income on	Ended	Ended	Ended	Ended
Hedging Instruments	Derivatives	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
Foreign exchange contracts	Other income	$(1,384)	$457	$(929)	$(156)

Interest rate swap contracts	Other income	(248)	—	1,997	—

		$(1,632)	$457	$1,068	$(156)

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2010, and December 31, 2009:

		Quoted Prices	Significant
	Total	in Active Markets	Other	Significant
	Derivative	for Identical	Observable	Unobservable
	(Assets)	Assets	Inputs	Inputs
Foreign Exchange Contracts	Liabilities	Level (1)	Level (2)	Level (3)
June 30, 2010	$(3,983)	$—	$(3,983)	$—

December 31, 2009	$2,080	$—	$2,080	$—
The land, building and certain manufacturing equipment located at Albany, Georgia are now classified as “assets held for sale” at a fair value determined based on discussions with interested third parties. See footnote 9 for additional details on the Albany restructuring initiative.

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2009		June 30, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$426,981	$426,981	$379,082	$379,082
Notes payable	(156,719)	(156,719)	(155,891)	(155,891)
Current portion of long-term debt	(15,515)	(15,515)	(5,019)	(5,019)
Long-term debt	(330,971)	(309,371)	(326,853)	(308,753)
Derivative financial instruments	(2,080)	(2,080)	3,983	3,983
The fair value of the Company’s debt is computed using discounted cash flow analyses based on the Company’s estimated current incremental borrowing rates.
4.	The following table details information on the Company’s operating segments.

	Three months ended June 30		Six months ended June 30
	2009	2010	2009	2010
Revenues from external customers:
North American Tire	$427,333	$574,968	$866,650	$1,106,685
International Tire	257,182	312,156	423,394	605,713
Eliminations	(52,786)	(83,165)	(86,907)	(153,996)

Net sales	$631,729	$803,959	$1,203,137	$1,558,402

Segment profit (loss):
North American Tire	$27,951	$19,680	$24,331	$33,282
International Tire	19,204	20,528	16,383	43,078
Eliminations	(786)	42	(1,059)	(467)
Unallocated corporate charges	(4,896)	(6,568)	(14,421)	(9,256)

Operating profit	41,473	33,682	25,234	66,637
Interest expense	12,097	9,149	24,752	17,879
Interest income	(1,105)	(771)	(2,480)	(1,984)
Other income	(1,249)	(988)	(2,072)	(1,225)

Income from continuing operations before income taxes	$31,730	$26,292	$5,034	$51,967

5.	At December 31, 2009, approximately 45 percent of the Company’s inventories had been valued under the LIFO method. At June 30, 2010, approximately 41 percent of the Company’s inventories are valued under the LIFO method. The remaining inventories have been valued under the FIFO method or average cost method. All inventories are stated at the lower of cost or market.

Under the LIFO method, inventories have been reduced by approximately $127,064 and $173,691 at December 31, 2009 and June 30, 2010, respectively, from current cost which would be reported under the first-in, first-out method.

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

The following table discloses the amount of stock based compensation expense for the three and six-month periods ended June 30, 2009 and 2010 relating to continuing operations:
Stock Based Compensation

	Three months ended June 30		Six months ended June 30
	2009	2010	2009	2010
Stock options	$81	$396	$167	$617
Restricted stock units	380	477	780	644
Performance based units	1,035	1,572	1,387	2,271

Total stock based compensation	$1,496	$2,445	$2,334	$3,532

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

The fair value of options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2009	2010
Risk-free interest rate	2.2%	2.8%
Dividend yield	2.7%	2.2%
Expected volatility of the Company’s common stock	0.570	0.604
Expected life in years	6.0	6.0
The weighted-average fair value of options granted in April of 2009 was $2.08, and of options granted in March of 2010 was $9.01. The estimated fair value of options is amortized to expense over the options’ vesting period.

The following table provides details of the stock option activity for the six months ended June 30, 2010:

	Long-Term Incentive Plan Years
	2009 - 2011	2010 - 2012
January 1, 2010
Outstanding	1,037,000	—
Exercisable	59,000	—

Granted	—	303,120
Exercised	(144,500)	—

June 30, 2010	—	—
Outstanding	892,500	303,120
Exercisable	240,500	—
The following table provides details of the restricted stock unit activity for the six months ended June 30, 2010:

Restricted stock units outstanding at January 1, 2010	526,809

Restricted stock units granted	—
Accrued dividend equivalents	2,981
Restricted stock units settled	(250,021)
Restricted stock units cancelled	(4,149)

Restricted stock units outstanding at June 30, 2010	275,620

The following table provides details of the performance based units earned under the Company’s Long-Term Incentive Plans for the six months ended June 30, 2010:

	Long-Term Incentive Plan Years
	2007-2009	2008-2010
Performance-based units outstanding at January 1, 2010	559,951	290,860
Accrued dividend equivalents	—	3,138
Performance-based units settled	(559,951)	—

Performance-based units outstanding at June 30, 2010	0	293,998

The Company’s restricted stock units and performance based units are not participating securities. These units entitle the participant to convert the units into shares of Company common stock upon vesting and in accordance with the distribution date indicated in the agreements. Restricted stock units earn dividend equivalents from the time of the award until distribution is made in common shares. Performance based units earn dividend equivalents from the time the units have been earned based upon Company performance metrics until distribution is made in common shares. Dividend equivalents are only earned subject to vesting of the underlying restricted stock units or performance based units, accordingly, such units do not represent participating securities.

7.	The following tables disclose the amount of net periodic benefit costs for the three-month and six-month periods ended June 30, 2009 and 2010 for the Company’s defined benefit plans and other postretirement benefits relating to continuing operations:

		Pension Benefits
	Three months ended June 30		Six months ended June 30
	2009	2010	2009	2010
Components of net periodic benefit cost:
Service cost	$3,139	$1,640	$6,526	$3,307
Interest cost	14,607	15,432	29,225	31,056
Expected return on plan assets	(13,892)	(16,206)	(27,579)	(32,585)
Amortization of prior service cost	923	(149)	(533)	(307)
Recognized actuarial loss	7,463	8,372	17,688	16,812
Spectrum plan freeze	(10,133)	—	(10,133)	—
Albany curtailment gain	(2,413)	—	(3,713)	—
Albany settlement loss	900	1,421	900	4,751

Net periodic benefit cost	$594	$10,510	$12,381	$23,034

		Other Postretirement Benefits
	Three months ended June 30		Six months ended June 30
	2009	2010	2009	2010
Components of net periodic benefit cost:
Service cost	$1,047	$791	$1,900	$1,581
Interest cost	3,694	3,529	7,400	7,058
Amortization of prior service cost	(73)	(136)	(150)	(272)
Recognized actuarial loss	132	—	150	—

Net periodic benefit cost	$4,800	$4,184	$9,300	$8,367

During 2010, the Company expects to contribute between $35,000 and $40,000 to its domestic and foreign pension plans. On May 11, 2010, the Company filed a Form S-3 which will permit the Company to fund a portion of the expected domestic contributions in the form of Company common stock.
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

8.	The following table reconciles the beginning and end of the period equity accounts attributable to Cooper Tire & Rubber Company and to the noncontrolling shareholder interests.

		Noncontrolling
	Total	Shareholders’		Redeemable
	Parent	Interests in	Total	Noncontrolling
	Stockholders’	Consolidated	Stockholders’	Shareholders’
	Equity	Subsidiaries	Equity	Interests

Balance at December 31, 2009	$330,808	$49,716	$380,524	$83,528

Net income	55,653	1,818	57,471	9,872
Other comprehensive income (loss)	35,872	283	36,155	(2,115)
Dividends payable to noncontrolling shareholders	—	—	—	(11,637)
Contribution of noncontrolling shareholder	—	5,250	5,250	—
Acquisition of noncontrolling shareholder interest	1,384	—	1,384	(19,304)
Stock compensation plans, including tax benefit of $214	1,929	—	1,929	—
Cash dividends — $.21 per share	(12,856)	—	(12,856)	—

Balance at June 30, 2010	$412,790	$57,067	$469,857	$60,344

The following table provides the details of the Company’s comprehensive income (loss). Comprehensive income (loss) includes net income (loss) and components of other comprehensive income (loss), such as foreign currency translation adjustments, unrealized gains or losses on certain marketable securities and derivative instruments and unrecognized postretirement benefit plans.

The Company’s comprehensive income (loss) is as follows:

	Three months ended June 30			Six months ended June 30
	2009		2010	2009		2010
Net income (loss) attributable to Cooper Tire & Rubber Company	$(12,960)		$44,077	$(34,227)		$55,653
Other comprehensive income (loss):
Currency translation adjustments	14,244	[1]	(584)	10,789	[1]	(5,156)
Unrealized net gains (losses) on derivative instruments and marketable securities, net of tax	(7,980)		4,031	(4,613)		5,393
Unrecognized postretirement benefit plans, net of tax	1,146		18,969	1,500		35,635

Comprehensive income (loss) attributable to Cooper Tire & Rubber Company	(5,550)	[1]	66,493	(26,551)	[1]	91,525
Net income attributable to noncontrolling shareholders’ interests	6,638		6,094	4,618		11,690
Other comprehensive income (loss):
Currency translation adjustments	(287)	[1]	820	186	[1]	(1,832)

Comprehensive income attributable to noncontrolling shareholders’ interests	6,351	[1]	6,914	4,804	[1]	9,858

Total comprehensive income (loss)	$801		$73,407	$(21,747)		$101,383

[1]	Amounts have been restated, see Footnote 1 for additonal information.

9.	The table below details the Company’s restructuring expenses for the periods indicated:

	Three months ended June 30		Six months ended June 30
	2009	2010	2009	2010
Albany plant closure
Asset writedowns	$—	$1,000	$—	$1,000
Equipment relocated and other costs	6,169	4,227	11,021	8,509
Employee related costs	1,842	1,421	11,296	4,751

	8,011	6,648	22,317	14,260

Distribution center
Employee related costs	294	—	340	—

Europe headcount reduction
Employee related costs	404	778	404	778

Total restructuring costs	$8,709	$7,426	$23,061	$15,038

During the second quarter of 2010, the Company recorded restructuring expenses associated with the two initiatives described below.

Albany manufacturing facility closure

The Company recorded $6,648 of restructuring expense associated with the planned closure of its Albany, Georgia manufacturing facility. This initiative, announced December 17, 2008, resulted in a workforce reduction of approximately 1,330 people with an estimated cost between $140,000 and $145,000 for restructuring expense and asset impairment. This initiative is expected to be completed by September 30, 2010.

During the second quarter, the Company reduced the fair value of the land, building and certain manufacturing equipment at the Albany, Georgia location based on discussions with parties interested in purchasing the facility.

During the first six months of 2010, the Company has recorded $14,260 of restructuring expense related to the Albany closure and through June 30, 2010, the Company has recorded a total of $136,949 of restructuring expense for this initiative.

At January 1, 2010, the accrued severance balance was $848 and the Company made $678 of severance payments during the first six months of 2010 resulting in an accrued severance balance at June 30, 2010, of $170.

European headcount reduction

In Cooper Europe, a workforce reduction program was implemented during the second quarter of 2010. This initiative is expected to impact 67 employees with a total cost of approximately $930. This initiative is expected to be completed during the third quarter of 2010. Employee severance of $778 was accrued during the second quarter and no payments have been made resulting in an accrued severance balance of $778 at June 30, 2010.

10.	The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities:

	2009	2010
Reserve at January 1	$18,244	$23,814
Additions	7,021	9,813
Payments	(7,546)	(9,370)

Reserve at June 30	$17,719	$24,257

11.	The Company is a defendant in various products liability claims brought in numerous jurisdictions in which individuals seek damages resulting from automobile accidents allegedly caused by defective tires manufactured by the Company. Each of the products liability claims faced by the Company generally involve different types of tires, models and lines, different circumstances surrounding the accident such as different applications, vehicles, speeds, road conditions, weather conditions, driver error, tire repair and maintenance practices, service life conditions, as well as different jurisdictions and different injuries. In addition, in many of the Company’s products liability lawsuits the plaintiff alleges that his or her harm was caused by one or more co-defendants who acted independently of the Company. Accordingly, both the claims asserted and the resolutions of those claims have an enormous amount of variability. The aggregate amount of damages asserted at any point in time is not determinable since often times when claims are filed, the plaintiffs do not specify the amount of damages. Even when there is an amount alleged, at times the amount is wildly inflated and has no rational basis.

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

The Company determines its reserves using the number of incidents expected during a year. During the second quarter of 2010, the Company increased its products liability reserve by $13,256. The addition of another quarter of self-insured incidents accounted for $9,890 of this increase. Amounts on existing reserves increased by $3,366.

During the first six months of 2010, the Company increased its products liability reserve by $50,077. The addition of another six months of self-insured incidents accounted for $19,780 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims, which increased the reserve by $1,065. Finally, amounts on existing reserves increased by $29,232. Of this amount, $21,800 was the result of the Company increasing its self-insured portion of a jury verdict in one case during the first quarter. The Company considered the impact of this case when evaluating the assumptions used in establishing reserve balances and did not adjust its assumptions based solely on this case.

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

The Company paid $12,079 during the second quarter of 2010 to resolve cases and claims and has paid $16,860 through the first six months of 2010. The Company’s products liability reserve balance at December 31, 2009 totaled $151,421 (current portion of $30,805) and the balance at June 30, 2010, totaled $184,638 (current portion of $31,893).

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

For the three-month periods ended June 30, 2009 and 2010, products liability expenses totaled $20,352 and $15,120, respectively, and include recoveries of legal fees of $515 and $5,569 in the periods ended June 30, 2009 and 2010, respectively. For the six-month periods ended June 30, 2009 and 2010, products liability expenses totaled $40,920 and $59,718, respectively, and include recoveries of legal fees of $1,941 and $5,575 in the periods ended June 30, 2009 and 2010, respectively. Policies applicable to claims occurring on April 1, 2003 and thereafter do not provide for recovery of legal fees.

12.	For the quarter ended June 30, 2010, the Company recorded an income tax expense for continuing operations of $1,247 as compared to $967 for the comparable period in 2009. The provision includes a tax benefit for discrete items of $5,059 relating primarily to return to provision changes in estimates for the 2009 U.S. tax return principally resulting from additional pension funding for the 2009 plan year. The effective tax rate for the quarter and six month period ended June 30, 2010, for continuing operations is 24.0 and 21.4 percent, respectively, exclusive of discrete items, using the applicable effective tax rate determined using forecasted multi-jurisdictional annual effective tax rates. For comparable periods in 2009, the effective tax rate for continuing operations, exclusive of discrete items, was -0.4 percent and -88.42 percent, respectively, using forecasted jurisdictional annual effective tax rates.

The $280 increase in tax expense for the quarter relates primarily to the impact from decreased earnings at the U.S. statutory rate of $(1,905); the impact from changes to the U.S. valuation allowances of $7,329; differences in the effective tax rates of international operations of $1,013; and changes in discrete items of $(6,157).

For the six month period ended June 30, 2010, the Company recorded income tax expense for continuing operations of $8,990 compared to a tax benefit of $2,806 recorded for the six month period ended June 30, 2009. The $11,796 increase in tax expense relates primarily to the impact from increased earnings at the U.S. statutory rate of $16,426; the impact from changes to the U.S. valuation allowances of $2,902; differences in the effective tax rates of international operations of $(3,730); and changes in discrete items of $(3,802).

The Company maintains a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” on its net U.S. deferred tax asset position. The valuation allowance will be maintained as long as it is more likely than not that some portion of the deferred tax asset may not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the U.S., the Company has recorded significant deferred tax assets, the largest of which relate to products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains a $176,243 valuation allowance for the portion of U.S. deferred tax assets exceeding its U.S. deferred tax liabilities. In addition, the Company has recorded valuation allowances of $2,392 for deferred tax assets associated with losses in foreign jurisdictions.

The Company maintains an ASC 740-10, “Accounting for Uncertainty in Income Taxes” liability for unrecognized tax benefits for permanent and temporary book/tax differences for continuing operations. At June 30, 2010, the Company’s liability, exclusive of interest, totals approximately $7,467. The Company accrued approximately $20 of interest expense for the quarter which has been recorded as a discrete item in the tax provision.

At June 30, 2010, the Company has a receivable for approximately $27,425 of primarily U.S. cash tax refunds, including interest. It is anticipated that approximately $14 million of these receivables will be collected in 2010.

In 2003 the Company initiated bilateral Advance Pricing Agreement (“APA”) negotiations with the Canadian and U.S. governments to change its intercompany transfer pricing process between a formerly owned subsidiary, Cooper-Standard Automotive, Inc., (“CSA”) and its Canadian affiliate. In 2009 the governments settled the APA between the governments and the taxpayers for periods 2000-2007. On August 19, 2009, the Company filed an action in the United States Bankruptcy Court, District of Delaware, in response to the

Bankruptcy petition filed by Cooper-Standard Holdings Inc. on August 3, 2009. The action related to the tax refunds owed to the Company pursuant to the September 16, 2004 sale agreement of CSA for pre-disposition periods ending December 23, 2004. On March 17, 2010, the Company entered into a settlement agreement with Cooper Standard Holdings, Inc., et al. to resolve the subject proceedings. The approved settlement agreement was docketed by the Court on April 15 and became final and non-appealable on April 29, 2010. Pursuant to the settlement agreement, CSA paid the Company approximately $17,639. In addition CSA provided a letter of credit to be issued for the benefit of the Company in the initial amount of $7,000 in connection with the Company’s guaranty of a lease for certain property in Surgoinsville, Tennessee. The letter of credit will be payable to the Company for amounts that the Company is called upon to pay in connection with the Company’s guaranty. The settlement agreement also provides for mutual releases with only certain limited obligations under the 2004 sale agreement to remain in force. Based upon the settlement, the Company released liabilities recorded on its books relating to the disposition of CSA in the amount of $7,400 through Discontinued Operations net of the tax impact.

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by tax authorities for years prior to 2000.

13.	On February 2, 2010, in the case of Cates, et al v. Cooper Tire & Rubber Company, the United States District Court for the Northern District of Ohio entered an order approving the settlement agreement negotiated by the parties in April 2009, in its entirety, as being fair, reasonable and adequate and dismissed, with prejudice, the case and a related lawsuit, Johnson, et al v. Cooper Tire & Rubber Company. The settlement agreement provides for 1) a cash payment of $7,050 to the Plaintiffs for reimbursement of costs; and 2) modification to the Company’s approach and costs of providing future health care to specified current retiree groups which will result in an amendment to the Company’s retiree medical plan.

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

The Company has amended its retiree medical plan to reflect the changed method of providing future health care to specified current retiree groups. As a consequence of the settlement agreement, the Company recorded $7,050 of expense during the first quarter of 2009 relating to the specified payments. Also during the first quarter of 2009, the actuarial value of costs related to the plan amendment was estimated to be approximately $7,700 which was reflected as an increase in the accrual for Other Post-employment Benefits with an offset to the Cumulative Other Comprehensive Loss component of Shareholders’ Equity. The Company has finalized the impact of the amendment on its accrual for Other Post-employment Benefits and has recorded the impact during the second quarter of 2010. As a result of plan design changes, lower per capita health care costs experienced compared to the costs assumed in early 2009 and other assumption updates, the Company has recorded a reduction of $9,700 to the accrual for Other Post-employment Benefits with an offset to the Cumulative Other Comprehensive Loss component of Shareholders’ Equity as a change in actuarial assumptions.

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

The noncontrolling interest is redeemable at other than fair value as the put value is determined based on a specified formula as described above. The Company records the noncontrolling shareholders’ interests in Cooper Chengshan at the greater of 1) the initial carrying amount, increased or decreased for the noncontrolling shareholders’ share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”) or 2) the value of the put option which is determined based on the greater of the minimum amount or the formula derived amount. Prior to exercisability of the put option on January 1, 2009, the noncontrolling shareholders’ interest has been recorded at the greater of 1) the carrying amount or 2) the cumulative amount required to accrete the initial carrying amount to the redemption value using the effective interest method which resulted in the reversal of accretion of $6,504 and $5,394 during the quarter and six month period ended June 30, 2009, respectively, with an offset to Retained earnings. According to authoritative accounting guidance, the redeemable noncontrolling shareholders’ interests are classified outside of permanent equity, as a mezzanine item, on the Company’s Condensed Consolidated Balance Sheets.

According to authoritative accounting guidance for redeemable noncontrolling shareholders’ interests, to the extent the noncontrolling shareholders have a contractual right to receive an amount upon exercise of a put option that is other than fair value, and such amount is greater than carrying value, then the noncontrolling shareholder has, in substance, received a dividend distribution that is different than other common stockholders. Therefore accretion adjustments to the carrying value of noncontrolling shareholders’ interests to reflect the put option amount should also be reflected in the computation of earnings per share available to Cooper Tire & Rubber Company common stockholders. During 2009, the Company recorded adjustments to the redeemable noncontrolling shareholders’ interests which are shown in footnote 2.

In 2009, the Company was notified by a noncontrolling shareholder that it had exercised its put option and after governmental approval, the Company purchased the 14 percent share for $17,920 on March 31, 2010. The remaining noncontrolling shareholder has the right to sell its 35 percent share to the Company at a minimum price of $44,780. At June 30, 2010, the formula price of $45,417 exceeds the minimum price, however, the carrying value exceeds the formula price and the carrying value is the amount shown on the Company’s Consolidated Balance Sheets.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presents information related to the consolidated results of operations of the Company, a discussion of the past results for each operating segment, future outlook of the Company and information concerning both the liquidity and capital resources of the Company. An important qualification regarding the “forward-looking statements” made in this discussion is then presented.

Consolidated Results of Operations

	Three months ended June 30			Six months ended June 30
(Dollar amounts in millions except per share amounts)	2009	Change	2010	2009	Change	2010
Revenues:
North American Tire	$427.3	34.6%	$575.0	$866.7	27.7%	$1,106.7
International Tire	257.2	21.4%	312.2	423.4	43.1%	605.7
Eliminations	(52.8)	57.6%	(83.2)	(87.0)	77.0%	(154.0)

Net sales	$631.7	27.3%	$804.0	$1,203.1	29.5%	$1,558.4

Segment profit
North American Tire	$28.0	-29.6%	$19.7	$24.3	37.0%	$33.3
International Tire	19.2	6.8%	20.5	16.4	162.8%	43.1
Eliminations	(0.8)	n/m	0.1	(1.1)	-54.5%	(0.5)
Unallocated corporate charges	(4.9)	34.7%	(6.6)	(14.4)	-36.1%	(9.2)

Operating profit	41.5	-18.8%	33.7	25.2	164.7%	66.7
Interest expense	12.1	-24.0%	9.2	24.8	-27.8%	17.9
Interest income	(1.1)	-27.3%	(0.8)	(2.5)	-20.0%	(2.0)
Other income	(1.2)	-16.7%	(1.0)	(2.1)	-42.9%	(1.2)

Income from continuing operations before income taxes	31.7		26.3	5.0		52.0

Income tax expense (benefit)	0.9		1.2	(2.8)		9.0

Income from continuing operations	30.8		25.1	7.8		43.0

Noncontrolling shareholders’ interests	(6.6)		(6.1)	(4.6)		(11.7)

Income from continuing operations attributable to Cooper Tire & Rubber Company	$24.2		$19.0	$3.2		$31.3

Basic earnings per share	$0.52 [1]		$0.31	$0.15 [1]		$0.51

Diluted earnings per share	$0.51 [1]		$0.30	$0.14 [1]		$0.50

1	Amount have been restated, see Footnote 1 for additional information.
Consolidated net sales for the three-month period ended June 30, 2010, were $172.3 million higher than the comparable period one year ago. The increase in net sales for the second quarter of 2010 compared to the second quarter of 2009 was attributable to higher unit volumes ($89.4 million) and favorable pricing and mix ($82.9 million) in both the North American Tire Operations and International Tire Operations segments.
Operating profit in the second quarter of 2010 decreased by $7.8 million from the second quarter of 2009. Favorable impacts of improved pricing and mix ($79.5 million) and higher sales volumes ($26.5 million) contributed positively. In addition, lower production curtailments costs due to increased capacity utilization ($23.2 million), lower products liability charges ($5.3 million) and decreased restructuring expenses ($1.3 million) were recognized in the North American Tire Operations segment when comparing the second quarter of 2010 to the comparable period one year ago. Higher raw material costs experienced in both segments (-$130.8 million), the nonrecurrence of a one time pension curtailment gain recorded during 2009 (-$10.1 million) and increased selling, general and administrative expenses (-$4.0 million) were the primary contributors to the decline in profits.
Consolidated net sales for the six-month period ended June 30, 2010, were $355.3 million higher than the comparable period one year ago. The increase in net sales for the first six months of 2010 compared to the first six months of 2009 was primarily the result of higher unit volumes ($266.5 million) and favorable pricing and mix ($80.8 million) in both the North American Tire Operations and International Tire Operations segments. Also contributing to the increase in net sales in the first six months of 2010 was favorable foreign exchange rates recorded in the International Tire Operations segment ($8.0 million).

Operating profit in the first six months of 2010 increased by $41.5 million from the first six months of 2009. The favorable impacts of improved pricing and mix ($96.8 million) and higher sales volumes ($67.8 million) in the North American and International Tire Operations segments, as well as lower production curtailment costs ($45.0 million) and reduced restructuring expenses ($8.0 million) in the North American Tire Operations segment, were the primary contributors to the increased profits when comparing the first six months of 2010 to the comparable period of 2009. In addition, favorable foreign currency ($4.1 million) and lower selling, general and administrative costs ($3.5 million) were also recognized during the first six months of 2010 from the first six months of 2009. Partially offsetting the profits were higher raw material costs experienced in both segments (-$171.3 million) and higher products liability charges (-$18.7 million) recorded in the North American Tire Operations segment.
After raw material costs were decreasing during the first half of 2009, commodity costs began to increase during the second half of the year. The Company’s six-month period ended June 30, 2010 reflects higher costs of certain of its principal raw materials. The primary raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based. The increases in the cost of natural rubber and petroleum-based materials were the most significant drivers of higher raw material costs during the first six months of 2010.
The Company strives to assure raw material supply and to obtain the most favorable pricing possible. For natural rubber and natural gas, procurement is managed through a combination of buying forward of production requirements and utilizing the spot market. For other principal materials, procurement arrangements include supply agreements that may contain formula-based pricing based on commodity indices, multi-year agreements or spot purchase contracts. While these arrangements typically provide quantities necessary to satisfy normal manufacturing demands, the pricing volatility in these commodities contributes to the difficulty in managing the costs of raw materials.
Products liability expenses totaled $15.1 million and $20.3 million in the second quarter of 2010 and 2009, respectively, and included recoveries of legal fees of $5.6 million and $0.5 million in the second quarter of 2010 and 2009, respectively. Products liability expenses totaled $59.7 million and $40.9 million in the first six months of 2010 and 2009, respectively, and included recoveries of legal fees of $5.6 million and $1.9 million in the first six months of 2010 and 2009, respectively. The majority of the increase in products liability expense for the year is due to the Company recording an additional $21.8 million for its self-insured portion of a jury verdict in one case during the first quarter of 2010. Additional information related to the Company’s accounting for products liability costs appears in the Notes to Consolidated Financial Statements.
Selling, general, and administrative expenses were $54.3 million in the second quarter of 2010 (6.7 percent of net sales) and $50.3 million in the second quarter of 2009 (8.0 percent of net sales). This increase was due to higher professional service expense, costs associated with the Company’s ERP implementation and costs associated with maintaining the Company’s closed facility in Albany, Georgia. For the six-month period ended June 30, 2010, selling, general and administrative expenses were $98.9 million (6.3 percent of net sales) compared to $95.4 million (7.9 percent of net sales) for the comparable period of 2009. This increase was due to the same reasons cited for the quarter increase.
During the second quarter of 2010, the Company recorded $7.4 million in restructuring costs related to the closure of its Albany, Georgia manufacturing facility and a personnel reduction in Cooper Europe. For the six months ended June 30, 2010, the Company has recorded $15.0 million in restructuring costs related to these initiatives. Additional information related to these restructuring initiatives appears in the Notes to Condensed Consolidated Financial Statements.
As discussed in the Notes to Condensed Consolidated Financial Statements, the Company recorded a $7.1 million charge during the first quarter of 2009 related to the agreement reached in the Cates retiree medical legal case which is reflected as unallocated corporate charges in 2009.

Interest expense decreased $2.9 million during the second quarter and decreased $6.9 million during the six month period of 2010 from the comparable 2009 periods due to lower debt levels in both the parent Company and its subsidiaries. The Company repaid $96.9 million of its parent company Senior Notes in December 2009.
Other income decreased by $0.2 million in the second quarter of 2010 compared to 2009 primarily as a result of foreign currency losses being recorded in 2010 compared to foreign currency gains being recorded in 2009. This impact was partially offset by improved earnings in an unconsolidated subsidiary. Other income decreased $0.9 million for the first six months of 2010 compared to 2009. The Company recorded proceeds from the settlement of a lawsuit of $1.8 million during the first quarter of 2009. Improved earnings in the unconsolidated subsidiary of $2.7 million were partially offset by the foreign currency losses in 2010 compared to foreign currency gains in 2009 of $1.8 million.
For the quarter ended June 30, 2010, the Company recorded an income tax expense for continuing operations of $1.2 million as compared to $1.0 million for the comparable period in 2009. The provision includes a tax benefit for discrete items of $5.1 million relating primarily to return to provision changes in estimates for the 2009 US tax return principally resulting from additional pension funding for the 2009 plan year. The effective tax rate for the quarter and six month period ended June 30, 2010, for continuing operations is 24.0 and 21.5 percent, respectively, exclusive of discrete items, using the applicable effective tax rate determined using forecasted multi-jurisdictional annual effective tax rates. For comparable periods in 2009, the effective tax rate for continuing operations, exclusive of discrete items, was -0.4 percent and -88.42 percent, respectively, using forecasted jurisdictional annual effective tax rates.
The $0.2 million increase in tax expense for the quarter relates primarily to the recording of a non-recurring benefit of $12.8 million in 2009 related to the impact of interim period tax reporting rules for valuation allowances on the forecasted effective tax rate; the increased benefit from the anticipated usage of various tax attribute carryforwards including tax credits and net operating losses of $(4.8 million); changes in the mix of earnings or loss by jurisdiction of $(1.5 million) and changes in discrete items of $(6.2 million).
For the six month period ended June 30, 2010, the Company recorded income tax expense for continuing operations of $9.0 million compared to a tax benefit of $2.8 million recorded for the six month period ended June 30, 2009. The $11.8 million increase in tax expense relates primarily to the recording of a non-recurring benefit of $12.8 million in 2009 related to the impact of interim period tax reporting rules for valuation allowances on the forecasted effective tax rate; the decreased benefit from the anticipated usage of various tax attribute carryforwards including tax credits and net operating losses of $1.4 million; changes in the mix of earnings or loss by jurisdiction of $1.4 million; and changes in discrete items of $(3.8 million).
The Company maintains a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” on its net U.S. deferred tax asset position. The valuation allowance will be maintained as long as it is more likely than not that some portion of the deferred tax asset may not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the U.S., the Company has recorded significant deferred tax assets, the largest of which relate to products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains a $176.2 million valuation allowance for the portion of U.S. deferred tax assets exceeding its U.S. deferred tax liabilities. In addition, the Company has recorded valuation allowances of $2.4 million for deferred tax assets associated with losses in foreign jurisdictions.
As discussed in the Notes to Consolidated Financial Statements, the Company has been involved with Advance Pricing Agreement negotiations with the governments of Canada and the United States. During the second quarter of 2009, the Company recorded an income tax and interest obligation related to the Advance Pricing Agreement of $34.5 million. This was recorded as a current tax liability and is included as part of discontinued operations. Based upon the settlement, during the second quarter of 2010, the Company received approximately $17.6 million and released liabilities recorded on its books relating to the disposition of Cooper Standard Automotive in the amount of $7.4 million through Discontinued Operations net of the tax impact.

North American Tire Operations Segment

	Three months ended June 30			Six months ended June 30
	2009	Change	2010	2009	Change	2010
(Dollar amounts in millions)
Net sales	$427.3	34.6%	$575.0	$866.7	27.7%	$1,106.7

Operating profit	$28.0	-29.6%	$19.7	$24.3	37.0%	$33.3

United States unit shipments changes:
Passenger tires
Segment		23.9%			21.9%
RMA members		9.4%			9.5%
Total Industry		7.6%			10.2%

Light truck tires
Segment		27.7%			20.9%
RMA members		8.4%			9.9%
Total Industry		5.4%			9.1%

Total light vehicle tires
Segment		24.5%			21.8%
RMA members		9.3%			9.5%
Total Industry		7.3%			10.0%

Total segment unit sales change		20.1%			19.7%
Overview
The North American Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the United States replacement market. The segment also distributes tires for racing, medium truck and motorcycles that are manufactured at the Company’s subsidiaries. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not sell its products directly to end users, except through three Company-owned retail stores, and does not manufacture tires for sale to the automobile original equipment manufacturers (“OEMs”).
Sales
Sales of the North American Tire Operations segment increased $147.7 million, or 34.6 percent, in the second quarter of 2010 from levels in 2009. The increase in sales was a result of higher unit volumes ($79.0 million) and improved pricing and mix ($68.7 million). In the United States, the segment’s unit sales of total light vehicle tires increased 24.5 percent in the second quarter of 2010 compared with the second quarter of 2009. This increase exceeded the 9.3 percent increase in total light vehicle shipments experienced by all members of the Rubber Manufacturers Association (“RMA”), and was also higher than the 7.3 percent increase in total light vehicle shipments for the total industry (which includes an estimate for non-RMA members). Nearly all product segments outpaced the industry in the U.S. market as shipments to house brands and private brand distributors were particularly strong as low levels of inventory continue to exist across the industry supply chain.

Sales of the North American Tire Operations segment increased $240.0 million, or 27.7 percent, in the first six months of 2010 from levels in 2009. The increase in sales was a result of higher unit volumes ($166.9 million) and improved pricing and product mix ($73.1 million). In the United States, the segment’s unit shipments of total light vehicle tires increased 21.8 percent in the first six months of 2010 compared with the same period in 2009. This increase exceeded the 9.5 percent increase in total light vehicle shipments experienced by all members of the RMA, and also exceeded the 10.0 percent increase in total light vehicle shipments for the total industry for the first six months. This improvement occurred across nearly all product segments as the Company was able to significantly increase market share.
Operating Profit
North American Tire segment operating profit decreased $8.3 million in the second quarter of 2010 from the second quarter of 2009. Operating profit increased as a result of favorable pricing net of mix ($42.6 million), reduced production curtailment costs as a result of better capacity utilization ($22.5 million), increased unit volumes ($18.8 million) and lower restructuring costs ($1.7 million).The decrease in operating profit was due to higher raw material costs (-$82.6 million), the non-recurrence of a one time pension curtailment gain recorded during the second quarter of 2009 (-$8.0 million) and manufacturing costs related to increasing plant capacity to align supply with demand (-$4.9 million).
Operating profit for the segment increased $9.0 million in the first six months of 2010 from the first six months of 2009. The increase in operating profit was due to favorable pricing net of mix ($50.8 million), reduced production curtailment costs ($41.8 million), higher unit volumes ($40.3 million), and lower restructuring costs ($8.4 million). These improvements were partially offset by higher raw material costs (-$111.7 million), increased products liability charges (-$18.7 million) recorded primarily during the first quarter of 2010 and manufacturing inefficiencies (-$2.4 million).
During the first half of 2010, the North American Tire Operations segment experienced rapidly increasing raw material costs which had been declining during the first half of 2009. The segment’s raw material index increased by 30.4 percent for the six months ended June 30, 2010, from the same period of 2009. The raw material index increased a significant 45.0 percent for the second quarter of 2010 when compared to the second quarter of 2009.
International Tire Operations Segment

	Three months ended June 30			Six months ended June 30
	2009	Change	2010	2009	Change	2010
(Dollar amounts in millions)
Net sales	$257.2	21.4%	$312.2	$423.4	43.1%	$605.7

Operating profit	$19.2	6.8%	$20.5	$16.4	162.8%	$43.1

Unit sales change		13.3%			33.8%
Overview
The International Tire Operations segment manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread materials for the global replacement tire market. The Cooper Chengshan joint venture manufactures and markets passenger car and light truck radial tires as well as radial and bias medium truck tires in the international market. The Cooper Kenda joint venture manufactures light vehicle tires to be exported to markets outside of the PRC. Under the current agreement, until May 2012, all of the tires produced by this joint venture will be exported and sold to the Company and its affiliates.

Sales
Sales of the International Tire Operations segment increased $55.0 million, or 21.4 percent, in the second quarter of 2010 compared to the second quarter of 2009. The segment recognized higher unit volumes ($40.7 million) in 2010 when compared with 2009, primarily from the Company’s joint venture operations in Asia. Also contributing to the increase in sales during the second quarter of 2010 was the impact of favorable pricing and mix ($14.8 million).
Sales of the International Tire Operations segment increased $182.3 million, or 43.1 percent, in the first six months of 2010 compared to the same period in 2009. The segment recognized higher unit volumes ($166.7 million) in the first six months of 2010 when compared with 2009, primarily from the Company’s joint venture operations in Asia. Other factors contributing to the increased sales in the first six months of 2010 compared to the same period in 2009 were the foreign currency impact of a weaker United States dollar in relation to the British pound ($8.0 million) and favorable pricing and mix ($7.6 million).
Operating Profit
International Tire operating profit in the second quarter of 2010 was $1.3 million higher than in the same period of 2009. The increase in operating profit was due to favorable pricing net of mix ($36.1 million), higher unit volumes ($7.6 million), improved manufacturing operations ($2.5 million), and other operating cost reductions including the impact of foreign currency ($3.0 million). These increases were partially offset by higher raw material costs recognized within the quarter (-$48.2 million).
Operating profit for the segment in the first six months of 2010 was $26.7 million higher than in the first six months of 2009. The increase in operating profit was due to favorable pricing net of mix ($45.5 million), higher unit volumes ($27.4 million), improved production utilization and manufacturing costs ($9.3 million) and favorable foreign currency impact ($4.1 million). These increases were partially offset by higher raw material costs experienced during the first six months of 2010 compared with the same period in 2009 (-$59.6 million).
Outlook for Company
The Company’s focus remains on prudent management of critical resources to drive shareholder value and is guided by its Strategic Plan which calls for it to pursue profitable top line growth, improve its global cost structure and improve organizational capabilities. Successful execution of actions toward these goals combined with improved global industry conditions can result in an even stronger Company with a more consistent level of profitability.
The Company expects growth rates in 2010 will vary by region as developing markets, including the PRC, present more robust opportunities for improvement. Mature tire markets are expected to grow at near historical growth rates. The recovery in demand for the global tire industry began in the second half of 2009 and will present more challenging comparables for growth during the second half of 2010. We expect that demand in the second half of this year will continue to be strong for our products.
The continued strong demand, in combination with relatively low levels of inventory, means the Company expects to continue operating its manufacturing facilities at very high utilization rates. The Company’s ability to increase inventory quantities will be a function of both the strength of sales and the Company’s ability to manufacture sufficient units above demand levels.
The Company will continue to launch new products to meet market demands and will pursue growth in sales channels where the Company is under-represented. A significant portion of the Company’s future growth will be in emerging markets that have high growth rates including the PRC. The Company expects this will position it for growth at or above industry rates.

Raw material prices have proven very difficult to accurately predict as commodity markets remain volatile. The Company expects that raw material costs will continue to be elevated in the second half of 2010 and to stabilize during the remainder of the year. The Company implemented a price increase in North America on June 1, 2010 to address raw material cost. The Company expects its effective tax rate for 2010 will most likely be between 17 percent and 27 percent.
In 2010, the Company will continue to focus on building a strong foundation to take advantage of future market opportunities. This will require the Company to continue investing in opportunities that will make it more cost competitive including automation, efficiently adding capacity, LEAN-Six Sigma and manufacturing located in low cost countries. Additionally, in 2010 the Company will continue preparations and begin investments for the implementation of a global ERP system that will enhance organizational capabilities.
The Company is confident about its abilities and has a proven history of successful execution. These factors and industry conditions leave it cautiously optimistic towards future results.
Liquidity and Capital Resources
Generation and uses of cash — Net cash provided by operating activities of continuing operations was $20 million in the first six months of 2010, a decrease of $145 million from the first six months of 2009. Net income contributed $97 million of additional cash in 2010. Accounts payable levels have increased as raw material purchases return to more normal levels from the low 2009 levels that resulted from the economic downturn first started during the fourth quarter of 2008.
Offsetting these improvements to cash flow — accounts receivable balances have increased as a result of improved sales; inventory levels have increased from the low levels at December 31, 2009 and accrued liabilities have consumed cash as a result of the timing of the accrual and payment of incentives and severance.
Net cash used in investing activities during the first six months of 2009 and 2010 reflect capital expenditures of $42 million and $45 million, respectively.
During the first six months of 2009 and 2010, the Company repaid $50 million and $15 million of debt, respectively. In 2010, the Company’s Cooper Kenda joint venture received $5 million of capital contributions from its joint venture partner. Also in the first quarter of 2010, the Company paid $18 million to purchase an additional 14 percent interest in its Cooper Chengshan joint venture increasing its ownership share to 65 percent.
Dividends paid on the Company’s common shares in the first six months of 2009 and 2010 were $12 million and $13 million, respectively. During the second quarter of 2010, the Company paid $12 million in dividends to noncontrolling shareholders in the Cooper Chengshan joint venture.
Available credit facilities — Domestically, the Company has a revolving credit facility with a consortium of six banks that provides up to $200 million based on available collateral and expires November 9, 2012. The Company also has an accounts receivable securitization facility with a $125 million limit with a September 2010 maturity. The Company has negotiated an extension of this facility for a term of 364 days. The amounts and covenants are the same with terms at market conditions. These credit facilities remain undrawn and have no significant financial covenants until available credit is less than specified amounts.
The Company’s consolidated joint ventures in Asia have annual renewable unsecured credit lines that provide up to $200 million of borrowings and do not contain financial covenants.
Available cash and contractual commitments — At June 30, 2010, the Company had cash and cash equivalents of $379 million. The Company’s additional borrowing capacity, based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at June 30, 2010, was $228 million. The additional borrowing capacity on the Asian credit lines totaled $136 million.

The Company expects capital expenditures for 2010 to be in the $110 to $120 million range of which approximately $33 million will be in consolidated entities where the Company’s ownership exceeds 50 percent.
The following table summarizes long-term debt at June 30, 2010:

Parent company
8% unsecured notes due December 2019	173.6
7.625% unsecured notes due March 2027	116.9
Capitalized leases and other	10.5

301.0
Consolidated Subsidiaries
5.4% unsecured notes due in 2010	4.4
5.13% unsecured notes due in 2011	6.6
4.86% to 5.13% unsecured notes due in 2012	19.9

30.9

Total debt	331.9
Less current maturities	5.0

$326.9

The Company’s partially owned, consolidated subsidiary operations in the PRC have short-term notes payable of $155.9 million at June 30, 2010.
Credit agency ratings — During the second quarter, Standard & Poor’s raised the Company’s long-term corporate credit and senior unsecured debt ratings to BB- from B.
Contingencies
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk at June 30, 2010, from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2009.
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
The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of June 30, 2010. In its evaluation, management of the Company identified a material weakness in its disclosure controls and procedures related to the Company’s accounting for joint ventures, with specific emphasis on monitoring and applying changes in authoritative guidance. Based solely on this material weakness, the Company’s CEO and CFO concluded that its disclosure controls and procedures were not effective as of the end of the reporting period covered by this report.
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
There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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
The Company is a party to the case of Cates, et al as well as a related lawsuit, Johnson, et al. See Footnote 13 for a discussion of this litigation.
Item 1A. RISK FACTORS
At June 30, 2010, the Company has updated the risk factors related to the Company and its subsidiaries which follow:
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
The Company is facing unknown risks relating to enactment of healthcare legislation.
The Company is facing unknown risks emanating from the enactment of legislation by the Federal government including the Patient Protection and Affordable Care Act and the related Healthcare and Education Reconciliation Act which are collectively referred to as healthcare legislation. This major legislation is being enacted over a period of several years and the ultimate cost and the potentially adverse impact to the Company and its employees cannot be quantified at this time.
Compliance with regulatory initiatives could increase the cost of operating the Company’s business.
The Company is subject to federal, state and local laws and regulations. Compliance with those now in effect, or that may be enacted, could require significant capital expenditures, increase the Company’s production costs and affect its earnings and results of operations.
Clean oil directive number 2005/69/EC in the European Union (“EU”) was effective January 1, 2010, and requires all tires manufactured after this date and sold in the EU, to use non-aromatic oils. The Company is in compliance with this directive. Additional countries may legislate similar clean oil requirements which could increase the cost of materials used in the Company’s products.
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
A valuation allowance is required pursuant to ASC 740 relating to Accounting for Income Taxes, when, based upon an assessment which is largely dependent upon objectively verifiable evidence including recent operating loss history, expected reversal of existing deferred tax liabilities and tax loss carry back capacity, it is more likely than not that some portion of the deferred tax asset may not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the United States, the Company has recorded significant deferred tax assets, the largest of which relate to tax attribute carryforwards, products liabilities, pension and other post retirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains a $176.2 million valuation allowance for the portion of U.S. deferred tax assets exceeding deferred tax liabilities. In addition, the Company has recorded valuation allowances of $2.4 million for certain non-U.S. net deferred tax assets primarily associated with losses in foreign jurisdictions. As a result of changes in the amount of U.S. and certain foreign net deferred tax assets during the year, the valuation allowance was increased in the second quarter of 2010 by $8.9 million. The pension liability and associated deferred tax asset accounts for $117.8 million of the total valuation allowance at June 30, 2010.
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
The Company’s strategy includes expanding its global footprint through the use of joint ventures and other partially owned subsidiaries. These entities operate in countries outside of the U.S., are generally less well capitalized than the Company and bear risks similar to the risks of the Company. However, there are specific additional risks applicable to these subsidiaries and these risks, in turn, add potential risks to the Company. Such risks include: somewhat greater risk of sudden changes in laws and regulations which could impact their competitiveness, risk of joint venture partners or other investors failing to meet their obligations under related shareholders’ agreements and risk of being denied access to the capital markets which could lead to resource demands on the Company in order to maintain or advance its strategy. The Company’s outstanding notes and primary credit facility contain cross default provisions in the event of certain defaults by the Company under other agreements with third parties, including certain of the agreements with the Company’s joint venture partners or other investors. In the event joint venture partners or other investors do not satisfy their funding or other obligations and the Company does not or cannot satisfy such obligations, the Company could be in default under its outstanding notes and primary credit facility and, accordingly, be required to repay or refinance such obligations. There is no assurance that the Company would be able to repay such obligations or that the current noteholders or creditors would agree to refinance or to modify the existing arrangements on acceptable terms or at all. For further discussion of access to the capital markets, see above “The Company has a risk due to volatility of the capital and financial markets.”

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
In connection with its acquisition of Cooper Chengshan, beginning January 1, 2009, and continuing through December 31, 2011, the noncontrolling shareholders have the right to sell and, if exercised, the Company had the obligation to purchase, the remaining 49 percent minority interest share at a minimum price of $62.7 million. The Company received notification from one of its noncontrolling shareholders of its intention to exercise its put option. After receiving governmental approvals, the Company purchased the 14 percent share for $17.9 million on March 31, 2010. The remaining shares may be sold to the Company under the put option through December 31, 2011.
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
As described in greater detail elsewhere in this Quarterly Report on Form 10-Q, in connection with the restatement process, the Company identified a material weakness with regard to the reporting of its noncontrolling shareholders’ interests.
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

August 5, 2010
     (Date)