Form 10-Q
period 2010-09-30
COOPER TIRE & RUBBER CO
filed 2010-11-01
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☐            No ☑
Number of shares of common stock of registrant outstanding
at September 30, 2010: 61,491,551

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per-share amounts)

	December 31,	September 30,
	2009	2010
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$426,981	$347,412
Accounts receivable, less allowances of $10,928 in 2009 and $11,455 in 2010	367,023	521,019
Inventories at lower of cost or market:
Finished goods	188,323	236,143
Work in process	22,090	26,394
Raw materials and supplies	88,022	108,451

	298,435	370,988
Other current assets	39,392	47,157

Total current assets	1,131,831	1,286,576
Property, plant and equipment:
Land and land improvements	33,321	34,235
Buildings	320,021	319,522
Machinery and equipment	1,587,306	1,620,214
Molds, cores and rings	246,395	254,563

	2,187,043	2,228,534
Less accumulated depreciation and amortization	1,336,072	1,391,757

Net property, plant and equipment	850,971	836,777
Intangibles, net of accumulated amortization of $23,165 in 2009 and $24,134 in 2010	18,546	17,577
Restricted cash	2,219	2,267
Other assets	96,773	95,727

Total assets (1)	$2,100,340	$2,238,924

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$156,719	$138,002
Accounts payable	300,448	362,511
Accrued liabilities	158,643	160,264
Income taxes	3,955	5,091
Liabilities of discontinued operations	1,061	—
Current portion of long-term debt	15,515	5,076

Total current liabilities	636,341	670,944

Long-term debt	330,971	325,703
Postretirement benefits other than pensions	244,905	240,457
Pension benefits	272,050	241,168
Other long-term liabilities	145,978	172,474
Long-term liabilities related to the sale of automotive operations	6,043	—
Redeemable noncontrolling shareholders’ interests	83,528	65,603
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued in 2009 and in 2010	87,850	87,850
Capital in excess of par value	70,645	58,799
Retained earnings	1,133,133	1,213,540
Cumulative other comprehensive loss	(470,272)	(427,295)

	821,356	932,894

Less: common shares in treasury at cost (27,327,646 in 2009 and 26,348,741 in 2010)	(490,548)	(470,841)

Total parent stockholders’ equity	330,808	462,053
Noncontrolling shareholders’ interests in consolidated subsidiaries	49,716	60,522

Total equity	380,524	522,575

Total liabilities and equity (1)	$2,100,340	$2,238,924

(1)	Assets of consolidated variable interest entities (VIEs) were $204,995 and $207,391 at December 31, 2009 and September 30, 2010, respectively. The assets (principally Property, plant and equipment) of the VIEs can only be used to settle obligations of those VIEs. Liabilities (principally Notes payable) of consolidated VIEs were $105,806 and $86,318 at December 31, 2009 and September 30, 2010, respectively, and represent claims against the specific assets of the VIEs.
See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2010
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2009		2010
Net sales	$802,794		$882,942
Cost of products sold	662,277		754,695

Gross profit	140,517		128,247
Selling, general and administrative	56,444		56,351
Restructuring	13,385		4,766

Operating profit	70,688		67,130

Interest expense	11,440		9,397
Interest income	(2,259)		(2,166)
Other expense (income)	1,047		(719)

Income from continuing operations before income taxes	60,460		60,618

Income tax expense	2,628		10,309

Income from continuing operations	57,832		50,309

Loss from discontinued operations, net of income taxes	(337)		(1)

Net income	57,495		50,308
Net income attributable to noncontrolling shareholders’ interests	10,664		5,710

Net income attributable to Cooper Tire & Rubber Company	$46,831		$44,598

Basic earnings per share:
Income from continuing operations available to Cooper Tire & Rubber Company common stockholders	$0.87	1	$0.73
Loss from discontinued operations	(0.01)		(0.00)

Net income available to Cooper Tire & Rubber Company common stockholders	$0.87	1,2	$0.73

Diluted earnings per share:
Income from continuing operations available to Cooper Tire & Rubber Company common stockholders	$0.85	1	$0.71
Loss from discontinued operations	(0.01)		(0.00)

Net income available to Cooper Tire & Rubber Company common stockholders	$0.84	1	$0.71

Weighted average number of shares outstanding (000s):
Basic	59,331		61,440

Diluted	61,050		62,759

Dividends per share	$0.105		$0.105

1	Amounts have been restated, see Footnote 1 for additional information.

2	Amounts do not add due to rounding.
See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2010
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2009		2010
Net sales	$2,005,931		$2,441,344
Cost of products sold	1,714,685		2,132,543

Gross profit	291,246		308,801

Selling, general and administrative	151,828		155,230
Restructuring	36,446		19,804
Settlement of retiree medical case	7,050		—

Operating profit	95,922		133,767

Interest expense	36,192		27,276
Interest income	(4,739)		(4,150)
Other income	(1,025)		(1,944)

Income from continuing operations before income taxes	65,494		112,585

Income tax expense (benefit)	(178)		19,299

Income from continuing operations	65,672		93,286

Income (loss) from discontinued operations, net of income taxes	(37,786)		24,365

Net income	27,886		117,651
Net income attributable to noncontrolling shareholders’ interests	15,282		17,400

Net income attributable to Cooper Tire & Rubber Company	$12,604		$100,251

Basic earnings per share:
Income from continuing operations available to Cooper Tire & Rubber Company common stockholders	$1.02	1	$1.24
Income (loss) from discontinued operations	(0.64)		0.40

Net income available to Cooper Tire & Rubber Company common stockholders	$0.38	1	$1.64

Diluted earnings per share:
Income from continuing operations available to Cooper Tire & Rubber Company common stockholders	$1.00	1	$1.21
Income (loss) from discontinued operations	(0.63)		0.39

Net income available to Cooper Tire & Rubber Company common stockholders	$0.38	1,2	$1.60

Weighted average number of shares outstanding (000s):
Basic	59,078		61,217

Diluted	60,095		62,556

Dividends per share	$0.315		$0.315

1	Amounts have been restated, see Footnote 1 for additional information.

2	Amounts do not add due to rounding.
See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2010
(UNAUDITED)
(Dollar amounts in thousands)

	2009	2010
Operating activities:
Net income	$27,886	$117,651
Adjustments to reconcile net income to net cash provided by continuing operations:
Loss (income) from discontinued operations, net of income taxes	37,786	(24,365)
Depreciation	90,968	91,885
Amortization	1,645	1,492
Deferred income taxes	(1,524)	(800)
Stock based compensation	3,752	5,643
Change in LIFO inventory reserve	(117,874)	40,121
Amortization of unrecognized postretirement benefits	25,843	29,121
Loss on sale of assets	248	1,272
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(108,170)	(152,925)
Inventories	230,999	(110,452)
Other current assets	12,539	(4,977)
Accounts payable	52,079	58,635
Accrued liabilities	60,042	(299)
Other items	9,734	(1,918)

Net cash provided by continuing operations	325,953	50,084
Net cash provided by (used in) discontinued operations	(2,489)	17,261

Net cash provided by operating activities	323,464	67,345

Investing activities:
Property, plant and equipment	(63,978)	(75,040)
Investments in unconsolidated subsidiary	(659)	—
Proceeds from the sale of assets	1,159	1,211

Net cash used in investing activities	(63,478)	(73,829)

Financing activities:
Payments on short-term debt	(39,607)	(25,672)
Payments on long-term debt	(36,086)	(10,600)
Contributions of joint venture partner	—	6,750
Acquisition of noncontrolling shareholder’s interest	—	(17,920)
Payment of dividends to noncontrolling shareholders	—	(11,637)
Payment of dividends	(18,573)	(19,309)
Issuance of common shares and excess tax benefits on options	84	5,484

Net cash used in financing activities	(94,182)	(72,904)

Effects of exchange rate changes on cash of continuing operations	(3,933)	(181)

Changes in cash and cash equivalents	161,871	(79,569)

Cash and cash equivalents at beginning of year	247,672	426,981

Cash and cash equivalents at end of period	$409,543	$347,412

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per-share amounts)
1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (U.S.) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. There is a year-round demand for the Company’s passenger and truck replacement tires, but passenger replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November. Operating results for the three-month and nine-month periods ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

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

In connection with the investment in Cooper Chengshan, beginning January 1, 2009 and continuing through December 31, 2011, the noncontrolling shareholders have the option, which is embedded in the Redeemable noncontrolling shareholders’ interests, to require the Company to purchase the remaining 49 percent noncontrolling share at the greater of a minimum price of $62,700 or a formula price that varies based on operating results of the entity. The combination of a noncontrolling interest and a put option resulted in a redeemable noncontrolling shareholder interest. The put option is not separated from the shares as an embedded derivative because the underlying shares are not readily convertible into cash.

The noncontrolling interest is redeemable at other than fair value as the put value is determined based on a specified formula as described above. The Company records the noncontrolling shareholders’ interests in Cooper Chengshan at the greater of 1) the initial carrying amount, increased or decreased for the noncontrolling shareholders’ share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”) or 2) the value of the put option which is determined based on the greater of the minimum amount or the formula derived amount. Prior to exercisability of the put option on January 1, 2009, the noncontrolling shareholders’ interest has been recorded at the greater of 1) the carrying amount or 2) the cumulative amount required to accrete the initial carrying amount to the redemption value using the effective interest method which resulted in the reversal of accretion of $4,545 and $9,939 during the three and nine month periods ended September 30, 2009, respectively, with an offset to Retained earnings.

According to authoritative accounting guidance, the redeemable noncontrolling shareholders’ interests are classified outside of permanent equity, as a mezzanine item, on the Company’s Condensed Consolidated Balance Sheets.

According to authoritative accounting guidance for redeemable noncontrolling shareholders’ interests, to the extent the noncontrolling shareholders have a contractual right to receive an amount upon exercise of a put option that is other than fair value, and such amount is greater than carrying value, then the noncontrolling shareholder has, in substance, received a dividend distribution that is different than other common stockholders. Therefore accretion adjustments to the carrying value of noncontrolling shareholders’ interests to reflect the put option amount should also be reflected in the computation of earnings per share available to the Company’s common stockholders. The tables below present the impact of these adjustments on the Company’s earnings per share and the Company’s comprehensive income:

	Three months ended September 30, 2009			Nine months ended September 30, 2009
	As Originally			As Originally
	Reported		Restated	Reported	Restated
Basic earnings per share:
Income from continuing operations available to Cooper Tire & Rubber Company common stockholders	$0.79		$0.87	$0.85	$1.02
Loss from discontinued operations	(0.01)		(0.01)	(0.64)	(0.64)

Net income available to Cooper Tire & Rubber Company common stockholders	$0.79	*	$0.87 *	$0.21	$0.38

Diluted earnings per share:
Income from continuing operations available to Cooper Tire & Rubber Company common stockholders	$0.77		$0.85	$0.84	$1.00
Loss from discontinued operations	(0.01)		(0.01)	(0.63)	(0.63)

Net income available to Cooper Tire & Rubber Company common stockholders	$0.77	*	$0.84	$0.21	$0.38 *

*	Amounts do not add due to rounding

	Three months ended September 30, 2009		Nine months ended September 30, 2009
	As Originally		As Originally
	Reported	Restated	Reported	Restated
Net income attributable to Cooper Tire & Rubber Company	$46,831	$46,831	$12,604	$12,604
Other comprehensive income (loss):
Currency translation adjustments	(2,013)	(2,431)	8,962	8,730
Unrealized net gains (losses) on derivative instruments and marketable securities, net of tax	(2,273)	(2,273)	(6,886)	(6,886)
Unrecognized postretirement benefit plans, net of tax	13,225	13,225	14,725	14,725

Comprehensive income attributable to Cooper Tire & Rubber Company	55,770	55,352	29,405	29,173
Net income attributable to noncontrolling shareholders’ interests	10,664	10,664	15,282	15,282
Other comprehensive income Currency translation adjustments	—	418	—	232

Comprehensive income attributable to noncontrolling shareholders’ interests	10,664	11,082	15,282	15,514

Total comprehensive income	$66,434	$66,434	$44,687	$44,687

The consolidated financial statements include the accounts of the Company, its majority-owned (based on voting interests) subsidiaries and variable-interest entities for which the Company is the primary beneficiary. Acquired businesses are included in the consolidated financial statements from the dates of acquisition. The Company consolidates certain joint ventures in which it has a variable interest based on power to direct the activities and significant participation in expected returns of the joint ventures. On January 1, 2010, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”. The requirements of SFAS No. 167 have been incorporated into Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”. SFAS No. 167 changes the consolidation guidance for variable interest entities and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements. All intercompany accounts and transactions have been eliminated.

The equity method of accounting is followed for investments in 20 percent to 50 percent owned companies that are not otherwise consolidated based on variable interests. The Company’s investment in a tire manufacturing facility in Mexico represents an approximate 38 percent ownership interest and is accounted for under the equity method.

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

Since the Company has determined that each of these entities, Cooper Kenda and Cooper de Mexico, is a Variable Interest Entity (VIE) and it is the primary beneficiary, it has included their assets, liabilities and operating results in its consolidated financial statements. Assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims against the Company’s general assets; rather, they represent claims against the specific assets of the consolidated VIEs. The Company has recorded the interest related to the joint venture partners’ ownership in noncontrolling shareholders’ interests in consolidated subsidiaries.

The following table summarizes the balance sheets of those variable interest entities at December 31, 2009 and September 30, 2010:

	December 31,	September 30,
	2009	2010
Assets
Cash and cash equivalents	$23,998	$22,378
Accounts receivable	9,359	12,493
Inventories	16,472	21,838
Prepaid expenses	2,688	3,395

Total current assets	52,517	60,104
Net property, plant and equipment	139,705	135,013
Intangibles and other assets	12,773	12,274

Total assets	$204,995	$207,391

Liabilities and stockholders’ equity
Notes payable	$87,016	$77,437
Accounts payable	7,147	10,295
Accrued liabilities	1,118	(1,414)
Current portion of long-term debt	10,525	—

Current liabilities	105,806	86,318
Stockholders’ equity	99,189	121,073

Total liabilities and stockholders’ equity	$204,995	$207,391

Accounting Pronouncements

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The Company has adopted this guidance as of January 1, 2010 and it did not have a material impact on the Company’s consolidated financial statements.

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

2.	Earnings per share is computed on the basis of the weighted average number of common shares outstanding each period. Diluted earnings per share from continuing operations includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30		Nine months ended September 30
	Restated		Restated
	2009	2010	2009	2010
Numerator
Income from continuing operations attributable to Cooper Tire & Rubber Company	$47,168	$44,598	$50,390	$75,886

Reversal of accretion of redeemable noncontrolling shareholders’ interest	4,545	—	9,939	—

Numerator for basic and diluted earnings per share — income from continuing operations available to common stockholders	$51,713	$44,598	$60,329	$75,886

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	59,331	61,440	59,078	61,217

Effect of dilutive securities — stock options and other stock units	1,719	1,319	1,017	1,339

Denominator for diluted earnings per share — adjusted weighted average shares outstanding	61,050	62,759	60,095	62,556

Basic earnings per share:
Income from continuing operations available to Cooper Tire & Rubber Company common stockholders	$0.87	$0.73	$1.02	$1.24
Income (loss) from discontinued operations, net of income taxes	(0.01)	—	(0.64)	0.40

Net income available to Cooper Tire & Rubber Company common stockholders	$0.87 *	$0.73	$0.38	$1.64

Diluted earnings per share:
Income from continuing operations available to Cooper Tire & Rubber Company common stockholders	$0.85	$0.71	$1.00	$1.21
Income (loss) from discontinued operations, net of income taxes	(0.01)	—	(0.63)	0.39

Net income available to Cooper Tire & Rubber Company common stockholders	$0.84	$0.71	$0.38 *	$1.60

*	Amounts do not add due to rounding
3.	Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. Exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations are offset by the change in values of the fair value foreign currency hedges. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish kronar, Mexican peso and Chinese renminbi generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2009 and September 30, 2010 was $207,600 and $201,500, respectively. The counterparties to each of these agreements are major commercial banks.

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

Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately $(2,160) and $(2,022) as of December 31, 2009 and September 30, 2010, respectively) are recorded as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets and reclassified into net sales as the hedged transaction affects earnings.

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

The following table presents the location and amounts of derivative instrument fair values in the Condensed Consolidated Balance Sheets:

(assets)/liabilities	December 31, 2009		September 30, 2010
Derivatives designated as hedging instruments	Accrued liabilities	$2,158	Accrued liabilities	$2,093

Derivatives not designated as hedging instruments	Accrued liabilities	$(78)	Accrued liabilities	$397

The following table presents the location and amount of gains and losses on derivative instruments in the consolidated statement of operations:

	Amount of Gain (Loss)		Amount of (Gain) Loss
	Recognized in Other		Reclassified from		Amount of Gain (Loss)
	Comprehensive Income on		Other Comprehensive Income		Recognized in Income on
	Derivative (Effective Portion)		into Income (Effective Portion)		Derivative (Ineffective Portion)
Derivatives in	Three	Three	Three	Three	Three	Three
Cash Flow	Months	Months	Months	Months	Months	Months
Hedging	Ended	Ended	Ended	Ended	Ended	Ended
Relationships	Sept 30, 2009	Sept 30, 2010	Sept 30, 2009	Sept 30, 2010	Sept 30, 2009	Sept 30, 2010
Foreign exchange contracts	$(2,183)	$(6,739)	$641	$880	$(242)	$172

	Nine	Nine	Nine	Nine	Nine	Nine
Derivatives in	Months	Months	Months	Months	Months	Months
Cash Flow Hedging	Ended	Ended	Ended	Ended	Ended	Ended
Relationships	Sept 30, 2009	Sept 30, 2010	Sept 30, 2009	Sept 30, 2010	Sept 30, 2009	Sept 30, 2010
Foreign exchange contracts	$(6,838)	$824	$(1,460)	$(685)	$(530)	$(43)

		Amount of Gain (Loss) Recognized
	Location of	in Income on Derivatives
	Gain (Loss)	Three	Three	Nine	Nine
Derivatives not	Recognized	Months	Months	Months	Months
Designated as	in Income on	Ended	Ended	Ended	Ended
Hedging Instruments	Derivatives	Sept 30, 2009	Sept 30, 2010	Sept 30, 2009	Sept 30, 2010
Foreign exchange contracts	Other income (expense)	$129	$(438)	$(800)	$(594)

Interest rate swap contracts	Other income (expense)	(142)	—	1,855	—

		$(13)	$(438)	$1,055	$(594)

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

		Quoted Prices	Significant
	Total	in Active Markets	Other	Significant
	Derivative	for Identical	Observable	Unobservable
	(Assets)	Assets	Inputs	Inputs
Derivative Contracts	Liabilities	Level (1)	Level (2)	Level (3)
September 30, 2010	$2,490		$2,490

December 31, 2009	$2,080		$2,080
The land, building and certain manufacturing equipment located at Albany, Georgia are now classified as “assets held for sale” at estimated fair value less costs to sell determined based on discussions with interested third parties. The fair value of these assets, $9,000 at September 30, 2010, is considered a Level 2 valuation. See Footnote 9 for additional details on the Albany restructuring initiative.

The fair value of the Company’s debt is based upon prices of similar instruments in the marketplace. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2009		September 30, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$426,981	$426,981	$347,412	$347,412
Notes payable	(156,719)	(156,719)	(138,002)	(138,002)
Current portion of long-term debt	(15,515)	(15,515)	(5,076)	(5,076)
Long-term debt	(330,971)	(309,371)	(325,703)	(322,103)
Derivative financial instruments	(2,080)	(2,080)	(2,490)	(2,490)

4.	The following table details information on the Company’s operating segments.

	Three months ended September 30		Nine months ended September 30
	2009	2010	2009	2010
Revenues:
North American Tire	$573,886	$647,787	$1,440,536	$1,754,472
International Tire	296,841	325,200	720,235	930,913
Eliminations	(67,933)	(90,045)	(154,840)	(244,041)

Net sales	$802,794	$882,942	$2,005,931	$2,441,344

Segment profit (loss):
North American Tire	$47,618	$54,971	$71,949	$88,253
International Tire	29,902	20,511	46,285	63,589
Eliminations	(520)	(1,183)	(1,579)	(1,650)
Unallocated corporate charges	(6,312)	(7,169)	(20,733)	(16,425)

Operating profit	70,688	67,130	95,922	133,767
Interest expense	11,440	9,397	36,192	27,276
Interest income	(2,259)	(2,166)	(4,739)	(4,150)
Other expense (income)	1,047	(719)	(1,025)	(1,944)

Income from continuing operations before income taxes and noncontrolling shareholders’ interests	$60,460	$60,618	$65,494	$112,585

5.	At December 31, 2009, approximately 45 percent of the Company’s inventories had been valued under the LIFO method. At September 30, 2010, approximately 40 percent of the Company’s inventories are valued under the LIFO method. The remaining inventories have been valued under the FIFO method or average cost method. All inventories are stated at the lower of cost or market.

Under the LIFO method, inventories have been reduced by approximately $127,064 and $167,185 at December 31, 2009 and September 30, 2010, respectively, from current cost which would be reported under the first-in, first-out method.

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

The following table discloses the amount of stock based compensation expense for the three-month and nine-month periods ended September 30, 2009 and 2010 relating to continuing operations:

	Stock Based Compensation
	Three months ended September 30		Nine months ended September 30
	2009	2010	2009	2010
Stock options	$287	$398	$657	$1,015
Restricted stock units	434	63	1,214	707
Performance based units	697	1,650	1,881	3,921

Total stock based compensation	$1,418	$2,111	$3,752	$5,643

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

In April 2009, executives participating in the 2009 — 2011 Long-Term Incentive Plan were granted stock options which vest one-third each year from April 2010 through April 2012.

Executives participating in the Company’s Long-Term Incentive Plan for the plan year 2010 — 2012, earn performance based units and cash. Any units and cash earned during 2010 will vest at December 31, 2012. The executives also received stock options in March 2010 which will vest one-third each year from March 2011 through March 2013.

The fair value of options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions as of September 30:

	2009	2010
Risk-free interest rate	2.2%	2.8%
Dividend yield	2.7%	2.2%
Expected volatility of the Company’s common stock	0.570	0.604
Expected life in years	6.0	6.0
The weighted-average fair value of options granted in April of 2009 was $2.08, and of options granted in March of 2010 was $9.01. The estimated fair value of options is amortized to expense over the options’ vesting period.

The following table provides details of the stock option activity for the nine months ended September 30, 2009 and 2010:

	Long-Term Incentive Plan Years
	2009 - 2011	2010 - 2012
January 1, 2009
Outstanding	—	—
Exercisable	—	—

Granted	1,155,000	—

September 30, 2009
Outstanding	1,155,000	—
Exercisable	—	—

January 1, 2010
Outstanding	1,037,000	—
Exercisable	59,000	—

Granted	—	303,120
Exercised	(181,500)	—

September 30, 2010
Outstanding	855,500	303,120
Exercisable	203,500	—
The following table provides details of the restricted stock unit activity for the nine months ended September 30, 2009 and 2010:

	2009	2010
Restricted stock units outstanding at January 1	403,637	526,809

Restricted stock units granted	42,473	—
Accrued dividend equivalents	16,147	4,478
Restricted stock units settled	(40,564)	(251,225)
Restricted stock units cancelled	(3,729)	(4,149)

Restricted stock units outstanding at September 30	417,964	275,913

The following table provides details of the performance based units earned under the Company’s Long-Term Incentive Plans for the nine months ended September 30, 2009 and 2010:

	Long-Term Incentive Plan Years
	2007-2009	2008-2010
Performance-based units outstanding at January 1, 2009	290,671	—
Accrued dividend equivalents	12,725	—
Performance-based units settled	—	—

Performance-based units outstanding at September 30, 2009	303,396	—

Performance-based units outstanding at January 1, 2010	559,951	290,860
Accrued dividend equivalents	—	4,721
Performance-based units settled	(559,951)	—

Performance-based units outstanding at September 30, 2010	—	295,581

The Company’s restricted stock units and performance based units are not participating securities. These units will be converted into shares of Company common stock in accordance with the distribution date indicated in the agreements. Restricted stock units earn dividend equivalents from the time of the award until distribution is made in common shares. Performance based units earn dividend equivalents from the time the units have been earned based upon Company performance metrics until distribution is made in common shares. Dividend equivalents are only earned subject to vesting of the underlying restricted stock units or performance based units, accordingly, such units do not represent participating securities.

7.	The following tables disclose the amount of net periodic benefit costs for the three-month and nine-month periods ended September 30, 2009 and 2010 for the Company’s defined benefit plans and other postretirement benefits relating to continuing operations:

		Pension Benefits
	Three months ended September 30		Nine months ended September 30
	2009	2010	2009	2010
Components of net periodic benefit cost:
Service cost	$806	$1,663	$7,332	$4,970
Interest cost	14,378	15,588	43,603	46,644
Expected return on plan assets	(14,095)	(16,349)	(41,674)	(48,934)
Amortization of prior service cost	(270)	(156)	(803)	(463)
Recognized actuarial loss	8,087	8,428	35,908	25,240
Spectrum plan freeze	—	—	(10,133)	—
Albany curtailment gain	(1,193)	—	(4,906)	—
Albany settlement loss	5,108	—	6,008	4,751

Net periodic benefit cost	$12,821	$9,174	$35,335	$32,208

		Other Postretirement Benefits
	Three months ended September 30		Nine months ended September 30
	2009	2010	2009	2010
Components of net periodic benefit cost:
Service cost	$828	$790	$2,728	$2,371
Interest cost	3,501	3,528	10,901	10,586
Amortization of prior service cost	(80)	(135)	(230)	(407)
Recognized actuarial loss (gain)	(150)	—	—	—

Net periodic benefit cost	$4,099	$4,183	$13,399	$12,550

During 2010, the Company expects to contribute between $35,000 and $45,000 to its domestic and foreign pension plans. On May 11, 2010, the Company filed a Form S-3 which will permit the Company to fund a portion of the expected domestic contributions in the form of Company common stock.
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Act of 2010 (the Acts) were enacted. The primary focus of the Acts is to significantly reform health care in the U.S. The Acts will reduce the tax deduction available to the Company to the extent of receipt of Medicare Part D prescription drug subsidies; however, this will not have a material impact on the Company’s financial results. The Company is currently evaluating other effects of the Acts.

8.	The following table reconciles the beginning and end of the period equity accounts attributable to Cooper Tire & Rubber Company and to the noncontrolling shareholders’ interests.

		Noncontrolling
	Total	Shareholders’		Redeemable
	Parent	Interests in	Total	Noncontrolling
	Stockholders’	Consolidated	Stockholders’	Shareholders’
	Equity	Subsidiaries	Equity	Interests
Balance at December 31, 2009	$330,808	$49,716	$380,524	$83,528

Net income	100,251	3,057	103,308	14,343
Other comprehensive income (loss)	42,977	999	43,976	(1,327)
Dividends payable to noncontrolling shareholders				(11,637)
Contribution of noncontrolling shareholder		6,750	6,750
Acquisition of noncontrolling shareholders’ interest	1,384		1,384	(19,304)
Stock compensation plans, including tax benefit of $472	5,942		5,942
Cash dividends — $.315 per share	(19,309)		(19,309)

Balance at September 30, 2010	$462,053	$60,522	$522,575	$65,603

The following table provides the details of the Company’s comprehensive income. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, unrealized gains or losses on certain marketable securities and derivative instruments and unrecognized postretirement benefit plans.
The Company’s comprehensive income is as follows:

	Three months ended September 30			Nine months ended September 30
	2009		2010	2009		2010
Net income attributable to Cooper Tire & Rubber Company	$46,831		$44,598	$12,604		$100,251
Other comprehensive income:
Currency translation adjustments	(2,431)	[1]	9,590	8,730	[1]	4,434
Unrealized net gains (losses) on derivative instruments and marketable securities, net of tax	(2,273)		(5,032)	(6,886)		361
Unrecognized postretirement benefit plans, net of tax	13,225		2,547	14,725		38,182

Comprehensive income attributable to Cooper Tire & Rubber Company	55,352	[1]	51,703	29,173	[1]	143,228
Net income attributable to noncontrolling shareholders’ interests	10,664		5,710	15,282		17,400
Other comprehensive income:
Currency translation adjustments	418	[1]	1,504	232	[1]	(328)

Comprehensive income attributable to noncontrolling shareholders’ interests	11,082	[1]	7,214	15,514	[1]	17,072

Total comprehensive income	$66,434		$58,917	$44,687		$160,300

1	Amounts have been restated, see Footnote 1 for additonal information.

9.	The table below details the Company’s restructuring expenses for the periods indicated:

	Three months ended September 30		Nine months ended September 30
	2009	2010	2009	2010
Albany plant closure
Asset writedowns	$—	$—	$—	$1,000
Equipment relocated and other costs	6,596	4,471	17,617	12,980
Employee related costs	5,741	—	17,037	4,751

	12,337	4,471	34,654	18,731

Distribution center
Employee related costs	1,048	—	1,387	—

Europe headcount reduction
Employee related costs	—	295	405	1,073

Total restructuring costs	$13,385	$4,766	$36,446	$19,804

During the third quarter of 2010, the Company recorded restructuring expenses associated with the two initiatives described below.
Albany manufacturing facility closure
The Company recorded $4,471 of restructuring expense during the third quarter of 2010 associated with the closure of its Albany, Georgia manufacturing facility. This initiative, announced December 17, 2008, resulted in a workforce reduction of approximately 1,330 people. The total cost of this initiative was $141,390 for restructuring expense and asset impairment. This initiative was completed at September 30, 2010.
During the first nine months of 2010, the Company has recorded $18,731 of restructuring expense related to the Albany closure.
At January 1, 2010, the accrued severance balance was $848 and the Company made $717 of severance payments during the first nine months of 2010 resulting in an accrued severance balance at September 30, 2010, of $131. All other employee related, equipment relocation and other costs are expensed as incurred.
International Tire Operations segment headcount reduction
The Company’s International Tire operations segment, at its European location, implemented a workforce reduction program during the second quarter of 2010. This initiative impacted 67 employees with a total cost of approximately $1,073. This initiative was completed during the third quarter of 2010. Employee severance of $1,073 has been accrued for this initiative and payments of $777 have been made resulting in an accrued severance balance of $296 at September 30, 2010.

10.	The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population, and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities for 2009 and 2010:

	2009	2010
Reserve at January 1	$18,244	$23,814

Additions	14,757	15,376

Payments	(11,949)	(15,670)

Reserve at September 30	$21,052	$23,520

11.	The Company is a defendant in various products liability claims brought in numerous jurisdictions in which individuals seek damages resulting from automobile accidents allegedly caused by defective tires manufactured by the Company. Each of the products liability claims faced by the Company generally involve different types of tires, models and lines, different circumstances surrounding the accident such as different applications, vehicles, speeds, road conditions, weather conditions, driver error, tire repair and maintenance practices, service life conditions, as well as different jurisdictions and different injuries. In addition, in many of the Company’s products liability lawsuits the plaintiff alleges that his or her harm was caused by one or more co-defendants who acted independently of the Company. Accordingly, both the claims asserted and the resolutions of those claims have an enormous amount of variability. The aggregate amount of damages asserted at any point in time is not determinable since often times when claims are filed, the plaintiffs do not specify the amount of damages. Even when there is an amount alleged, at times the amount is wildly inflated and has no rational basis.
The fact that the Company is a defendant in products liability lawsuits is not surprising given the current litigation climate which is largely confined to the U.S. However, the fact that the Company is subject to claims does not indicate that there is a quality issue with the Company’s tires. The Company sells approximately 30 to 35 million passenger, light truck, SUV, high performance, ultra high performance and radial medium truck tires per year in North America. The Company estimates that approximately 300 million Cooper-produced tires — made up of thousands of different specifications — are still on the road in North America. While tire disablements do occur, it is the Company’s and the tire industry’s experience that the vast majority of tire failures relate to service-related conditions which are entirely out of the Company’s control — such as failure to maintain proper tire pressure, improper maintenance, road hazard and excessive speed.
The Company’s exposure for each claim occurring prior to April 1, 2003, is limited by the coverage provided by its excess liability insurance program. The program for that period includes a relatively low per claim retention and a policy year aggregate retention limit on claims arising from occurrences which took place during a particular policy year. Effective April 1, 2003, the Company established a new excess liability insurance program. The new program covers the Company’s products liability claims occurring on or after April 1, 2003, and is occurrence-based insurance coverage which includes an increased per claim retention limit, increased policy limits and the establishment of a captive insurance company.
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

Pursuant to applicable accounting rules, the Company accrues the minimum liability for each known claim when the estimated outcome is a range of possible loss and no one amount within that range is more likely than another. The Company uses a range of settlements because an average settlement cost would not be meaningful since the products liability claims faced by the Company are unique and widely variable. The cases involve different types of tires, models and lines, different circumstances surrounding the accident such as different applications, vehicles, speeds, road conditions, weather conditions, driver error, tire repair and maintenance practices, service life conditions, as well as different jurisdictions and different injuries. In addition, in many of the Company’s products liability lawsuits the plaintiff alleges that his or her harm was caused by one or more co-defendants who acted independently of the Company. Accordingly, the claims asserted and the resolutions of those claims have an enormous amount of variability. The costs of resolved cases have ranged from zero dollars to $12 million in one case with no “average” that is meaningful. No specific accrual is made for individual unasserted claims or for premature claims, asserted claims where the minimum information needed to evaluate the probability of a liability is not yet known. However, an accrual for such claims based, in part, on management’s expectations for future litigation activity and the settled claims history is maintained. Because of the speculative nature of litigation in the U.S., the Company does not believe a meaningful aggregate range of potential loss for asserted and unasserted claims can be determined. The Company’s experience has demonstrated that its estimates have been reasonably accurate and, on average, cases are settled at amounts close to the reserves established. However, it is possible an individual claim from time to time may result in an aberration from the norm and could have a material impact.
The Company determines its reserves using the number of incidents expected during a year. During the third quarter of 2010, the Company increased its products liability reserve by $13,689. The addition of another quarter of self-insured incidents accounted for $9,890 of this increase and changes in estimated amounts on existing reserves increased by $3,799.
During the first nine months of 2010, the Company increased its products liability reserve by $63,766. The addition of another nine months of self-insured incidents accounted for $29,670 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims, which increased the reserve by $1,065. Finally, changes in estimated amounts on existing reserves increased by $33,031. Of this amount, $21,800 was the result of the Company increasing its self-insured portion of a jury verdict in one case during the first quarter. The Company intends to appeal the case. The Company considered the impact of this case when evaluating the assumptions used in establishing reserve balances and did not adjust its assumptions based solely on this case.
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
The Company paid $16,594 during the third quarter of 2010 to resolve cases and claims and has paid $33,454 through the first nine months of 2010. The Company’s products liability reserve balance at December 31, 2009 totaled $151,421 (current portion of $30,805) and the balance at September 30, 2010, totaled $181,733 (current portion of $34,229).
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

For the three-month periods ended September 30, 2009 and 2010, products liability expenses totaled $20,968 and $21,270, respectively. For the nine-month periods ended September 30, 2009 and 2010, products liability expenses totaled $61,888 and $80,988, respectively, and include recoveries of legal fees of $2,368 and $5,623 in the periods ended September 30, 2009 and 2010, respectively. Policies applicable to claims occurring on April 1, 2003, and thereafter do not provide for recovery of legal fees.
12.	For the quarter ended September 30, 2010, the Company recorded an income tax expense for continuing operations of $10,309 as compared to $2,628 for the comparable period in 2009. The provision includes a tax expense for discrete items of $905 relating primarily to return to provision changes in estimates for the 2009 U.S. tax return, the impact on deferred taxes from the reduction in the United Kingdom (“U.K.”) statutory rate, and valuation allowance adjustments. The effective tax rate for continuing operations, exclusive of discrete items, for the quarter and nine month periods ended September 30, 2010, is 15.5 and 18.3 percent, respectively, using the applicable effective tax rate determined using forecasted multi-jurisdictional annual effective tax rates. For comparable periods in 2009, the effective tax rate for continuing operations, exclusive of discrete items, was 6.4 percent and -0.9 percent, respectively, using forecasted jurisdictional annual effective tax rates.
The $7,681 increase in tax expense for the quarter relates primarily to the reduction in the impact of the U.S. valuation allowances of $2,964; differences in the effective tax rates of international operations of $2,535; and increases in discrete tax expense items of $2,116.
For the nine month period ended September 30, 2010, the Company recorded income tax expense for continuing operations of $19,299 compared to a tax benefit of $178 recorded for the nine month period ended September 30, 2009. The $19,477 increase in tax expense relates primarily to: $16,491 from the impact of increases in earnings at the U.S. statutory rate; $5,865 from the reduction in the impact of the U.S. valuation allowances; $(1,195) from differences in the effective tax rates of international operations; and $(1,684) from reduced discrete tax expense items.
The Company maintains a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” on its net U.S. deferred tax asset position. The valuation allowance will be maintained as long as it is more likely than not that some portion of the deferred tax asset may not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the U.S., the Company has recorded significant deferred tax assets, the largest of which relate to products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains a $175,873 valuation allowance for the portion of U.S. deferred tax assets exceeding its U.S. deferred tax liabilities. In addition, the Company has recorded valuation allowances of $2,451 for deferred tax assets associated with losses in foreign jurisdictions.
In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company reassesses the possibility of releasing the Valuation Allowance currently in place on its U.S. deferred tax assets. Based upon this assessment, the release of the Valuation Allowance may occur during 2010 or 2011. The required accounting for the release will involve significant tax amounts and it will impact earnings in the quarter in which it is deemed appropriate to release the reserve. At September 30, 2010, the U.S. Valuation Allowance was approximately $176 million.
The Company also maintains an ASC 740-10, “Accounting for Uncertainty in Income Taxes” liability for unrecognized tax benefits for permanent and temporary book/tax differences for continuing operations. At September 30, 2010, the Company’s liability, exclusive of interest, totals approximately $7,411. The Company accrued approximately $20 of interest expense for the quarter which has been recorded as a discrete item in the tax provision.
At September 30, 2010, the Company has a receivable for approximately $26,393 of U.S. cash tax refunds, including interest. It is anticipated that approximately $12,956 of these receivables will be collected in 2010.
In 2003 the Company initiated bilateral Advance Pricing Agreement (“APA”) negotiations with the Canadian and U.S. governments to change its intercompany transfer pricing process between a formerly owned subsidiary, Cooper-Standard Automotive, Inc., ("CSA") and its Canadian affiliate. In 2009 the governments settled the APA between the governments and the taxpayers for periods 2000-2007. On August 19, 2009, the Company filed an action in the United States Bankruptcy Court, District of Delaware, in response to the Bankruptcy petition filed by Cooper-Standard Holdings Inc. on August 3, 2009. The action related to the tax refunds owed to the Company pursuant to the September 16, 2004 sale agreement of CSA for pre-disposition periods ending December 23, 2004. On March 17, 2010, the Company entered into a settlement agreement with Cooper Standard Holdings, Inc., et al. to resolve the subject proceedings. The approved settlement agreement was docketed by the Court on April 15 and became final and non-appealable on April 29, 2010. Pursuant to the settlement agreement, CSA paid the Company approximately $17,639. In addition CSA provided a letter of credit to be issued for the benefit of the Company in the initial amount of $7,000 in connection with the Company’s guaranty of a lease for certain property in Surgoinsville, Tennessee. The letter of credit will be payable to the Company for amounts that the Company is called upon to pay in connection with the Company’s guaranty. The settlement agreement also provides for mutual releases with only certain limited obligations under the 2004 sale agreement to remain in force. Based upon the settlement, the Company released liabilities recorded on its books relating to the disposition of CSA in the amount of $7,400 through Discontinued Operations net of the tax impact.

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
The Company has amended its retiree medical plan to reflect the changed method of providing future health care to specified current retiree groups. As a consequence of the settlement agreement, the Company recorded $7,050 of expense during the first quarter of 2009 relating to the specified payments. Also during the first quarter of 2009, the actuarial value of costs related to the plan amendment was estimated to be approximately $7,700 which was reflected as an increase in the accrual for Other Post-employment Benefits with an offset to the Cumulative Other Comprehensive Loss component of Shareholders’ Equity. The Company has finalized the impact of the amendment on its accrual for Other Post-employment Benefits and recorded the impact during the second quarter of 2010. As a result of plan design changes, lower per capita health care costs experienced compared to the costs assumed in early 2009 and other assumption updates, the Company has recorded a reduction of $9,700 to the accrual for Other Post-employment Benefits with an offset to the Cumulative Other Comprehensive Loss component of Shareholders’ Equity as a change in actuarial assumptions.

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
The noncontrolling interest is redeemable at other than fair value as the put value is determined based on a specified formula as described above. The Company records the noncontrolling shareholders’ interests in Cooper Chengshan at the greater of 1) the initial carrying amount, increased or decreased for the noncontrolling shareholders’ share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”) or 2) the value of the put option which is determined based on the greater of the minimum amount or the formula derived amount. Prior to exercisability of the put option on January 1, 2009, the noncontrolling shareholders’ interest has been recorded at the greater of 1) the carrying amount or 2) the cumulative amount required to accrete the initial carrying amount to the redemption value using the effective interest method which resulted in the reversal of accretion of $4,545 and $9,939 during the three and nine month periods ended September 30, 2009, respectively, with an offset to Retained earnings. According to authoritative accounting guidance, the redeemable noncontrolling shareholders’ interests are classified outside of permanent equity, as a mezzanine item, on the Company’s Condensed Consolidated Balance Sheets.
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
In 2009, the Company was notified by a noncontrolling shareholder that it had exercised its put option and after governmental approval, the Company purchased the 14 percent share for $17,920 on March 31, 2010. The remaining noncontrolling shareholder has the right to sell its 35 percent share to the Company at a minimum price of $44,780. At September 30, 2010, the formula price of $45,417 exceeds the minimum price, however, the carrying value exceeds the formula price and the carrying value is the amount shown on the Company’s Condensed Consolidated Balance Sheets.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presents information related to the consolidated results of operations of the Company, a discussion of the past results of each of the Company’s segments, future outlook for the Company and information concerning both the liquidity and capital resources of the Company. The Company has updated its listing of risk factors to be considered when making investment decisions with respect to the Company’s securities and this listing is included in Item 1A. Risk Factors.

Consolidated Results of Operations
(Dollar amounts in millions except per share amounts)

	Three months ended September 30				Nine months ended September 30
	2009		Change	2010	2009		Change	2010
Revenues:
North American Tire	$573.9		12.9%	$647.8	$1,440.6		21.8%	$1,754.4
International Tire	296.8		9.6%	325.2	720.2		29.3%	930.9
Eliminations	(67.9)		32.7%	(90.1)	(154.9)		57.5%	(244.0)

Net sales	$802.8		10.0%	$882.9	$2,005.9		21.7%	$2,441.3

Segment profit (loss):
North American Tire	$47.6		15.5%	$55.0	$71.9		22.8%	$88.3
International Tire	29.9		-31.4%	20.5	46.3		37.4%	63.6
Eliminations	(0.5)		n/m	(1.2)	(1.6)		6.2%	(1.7)
Unallocated corporate charges	(6.3)		14.3%	(7.2)	(20.7)		-20.8%	(16.4)

Operating profit	70.7		-5.1%	67.1	95.9		39.5%	133.8
Interest expense	11.4		-17.5%	9.4	36.2		-24.6%	27.3
Interest income	(2.2)		0.0%	(2.2)	(4.8)		-12.5%	(4.2)
Other expense (income)	1.1		n/m	(0.7)	(1.0)		90.0%	(1.9)

Income from continuing operations before income taxes	60.4			60.6	65.5			112.6

Income tax expense (benefit)	2.6			10.3	(0.2)			19.3

Income from continuing operations	57.8			50.3	65.7			93.3

Noncontrolling shareholders’ interests	10.7			5.7	15.3			17.4

Income from continuing operations attributable to Cooper Tire & Rubber Company	$47.1			$44.6	$50.4			$75.9

Basic earnings per share	$0.87	1		$0.73	$1.02	1		$1.24

Diluted earnings per share	$0.85	1		$0.71	$1.00	1		$1.21

1	Amounts have been restated, see Footnote 1 for additional information.
Consolidated net sales for the three-month period ended September 30, 2010, were $80 million higher than the comparable period one year ago. The increase in net sales for the third quarter of 2010 compared to the third quarter of 2009 was attributable to favorable pricing and mix ($136 million) offset by lower unit sales volumes ($54 million) in both the North American Tire Operations and International Tire Operations segments. Sales volumes in the prior year were supported by high levels of inventory which were not available to meet continued strong demand in 2010.
Operating profit in the third quarter of 2010 decreased by $4 million from the third quarter of 2009. Higher raw material costs experienced in both segments ($155 million) and decreased volume ($5 million) were partially offset by improved net pricing and mix ($123 million) which contributed positively to both segments. In addition, manufacturing efficiencies ($11 million), decreased restructuring expenses ($9 million) and lower production curtailment costs due to increased capacity utilization ($6 million) were recognized in the North American Tire Operations segment. Other costs, including distribution and currency impacts were favorable ($7 million).
Consolidated net sales for the nine-month period ended September 30, 2010 were $435 million higher than the comparable period one year ago. The increase in net sales for the first nine months of 2010 compared to the first nine months of 2009 was primarily the result of higher unit volumes ($212 million) and favorable pricing and mix ($216 million) in both the North American Tire Operations and International Tire Operations segments. Also contributing to the increase in net sales in the first nine months of 2010 was favorable foreign exchange rates recorded in the International Tire Operations segment ($7 million).

Operating profit in the first nine months of 2010 increased by $38 million from the first nine months of 2009. The favorable impacts of improved net pricing and mix ($220 million) and higher sales unit volumes ($63 million) in the North American and International Tire Operations segments, as well as lower production curtailment costs ($50 million), reduced restructuring expenses ($17 million) and better manufacturing efficiencies ($14 million), were the primary contributors to the increased profits. Other costs, including distribution and currency impacts were favorable ($19 million). Partially offsetting these improvements were higher raw material costs in both segments ($326 million) and higher products liability charges ($19 million) recorded in the North American Tire Operations segment.
After decreasing during the first half of 2009, commodity costs for the Company’s principal raw materials began to increase during the second half of 2009 and this continued through the first nine months of 2010. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based. The increases in the cost of natural rubber and petroleum-based materials were the most significant drivers of higher raw material costs during the first nine months of 2010.
The Company strives to assure raw material supply and to obtain the most favorable pricing possible. For natural rubber and natural gas, procurement is managed through a combination of buying forward of production requirements and utilizing the spot market. For other principal materials, procurement arrangements include supply agreements that may contain formula-based pricing based on commodity indices, multi-year agreements or spot purchase contracts. While the Company uses these arrangements to satisfy normal manufacturing demands, the pricing volatility in these commodities contributes to the difficulty in managing the costs of raw materials.
Products liability expenses totaled $21 million and $21 million in the third quarter of 2010 and 2009, respectively. Products liability expenses totaled $81 million and $62 million in the first nine months of 2010 and 2009, respectively, and included recoveries of legal fees of $6 million and $2 million in the first nine months of 2010 and 2009, respectively. The majority of the increase in products liability expense for the year is due to the Company recording an additional $22 million for its self-insured portion of a jury verdict in one case during the first quarter of 2010. The Company intends to appeal the case. Additional information related to the Company’s accounting for products liability costs appears in the Notes to Condensed Consolidated Financial Statements.
Selling, general and administrative expenses were $56 million in the third quarter of 2010 (6.4 percent of net sales) and $56 million in the third quarter of 2009 (7.0 percent of net sales). Although these expenses totaled the same amount in both years, the reduced percent to net sales is a result of increased sales in 2010. For the nine-month period ended September 30, 2010, selling, general and administrative expenses were $155 million (6.4 percent of net sales) compared to $152 million (7.6 percent of net sales) for the comparable period of 2009. This increase was due to higher professional service expense, costs associated with the Company’s ERP implementation and costs associated with maintaining the Company’s closed facility in Albany, Georgia.
During the third quarter of 2010, the Company recorded $5 million in restructuring costs related to the closure of its Albany, Georgia manufacturing facility and a personnel reduction in Cooper Europe. For the nine months ended September 30, 2010, the Company has recorded $20 million in restructuring costs related to these initiatives. Additional information related to these restructuring initiatives appears in the Notes to Condensed Consolidated Financial Statements.
As discussed in the Notes to Condensed Consolidated Financial Statements, the Company recorded a $7 million charge during the first quarter of 2009 related to the agreement reached in the Cates retiree medical legal case which is reflected as unallocated corporate charges in 2009.
Interest expense decreased $2 million during the third quarter and decreased $9 million during the nine month period of 2010 from the comparable 2009 periods due to lower debt levels in both the parent Company and its subsidiaries. The Company repaid $97 million of its parent company Senior Notes in December 2009.

Other expense (income) increased by $2 million in the third quarter of 2010 compared to 2009 primarily as a result of improvement in the impact of foreign currency compared to the third quarter of 2009. Additionally, earnings in an unconsolidated subsidiary improved from the third quarter of the prior year. Other income increased $1 million for the first nine months of 2010 compared to 2009. Earnings in the unconsolidated subsidiary improved $3 million and foreign currency losses decreased $1 million in the first nine months of 2010 compared to the same period in 2009. Proceeds were recorded by the Company from the settlement of a lawsuit of $2 million during the first quarter of 2009.
For the quarter ended September 30, 2010, the Company recorded an income tax expense for continuing operations of $10 million as compared to $3 million for the comparable period in 2009. The provision includes a tax expense for discrete items of $1 million relating primarily to return to provision changes in estimates for the 2009 U.S. tax return, the impact on deferred taxes from the reduction in the U.K. statutory rate, and valuation allowance adjustments. The effective tax rate for continuing operations, net of discrete items, for the quarter and nine month periods ended September 30, 2010, is 15.5 and 18.3 percent, respectively, using the applicable effective tax rate determined using forecasted multi-jurisdictional annual effective tax rates. For comparable periods in 2009, the effective tax rate for continuing operations, exclusive of discrete items, was 6.4 percent and -0.9 percent, respectively, using forecasted jurisdictional annual effective tax rates.
The $8 million increase in tax expense for the quarter relates primarily to the reduction in the impact of the U.S. valuation allowances of $3 million; differences in the effective tax rates of international operations of $3 million; and increases in discrete tax expense items of $2 million.
For the nine month period ended September 30, 2010, the Company recorded income tax expense for continuing operations of $19 million compared to a tax benefit recorded for the nine month period ended September 30, 2009. The $20 million increase in tax expense relates primarily to: $17 million from the impact of increases in earnings at the U.S. statutory rate; $6 million from the reduction in the impact of the U.S. valuation allowances; $(1 million) from differences in the effective tax rates of international operations; and $(2 million) from reduced discrete tax expense items.
The Company maintains a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” on its net U.S. deferred tax asset position. The valuation allowance will be maintained as long as it is more likely than not that some portion of the deferred tax asset may not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the U.S., the Company has recorded significant deferred tax assets, the largest of which relate to products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains a $176 million valuation allowance for the portion of U.S. deferred tax assets exceeding its U.S. deferred tax liabilities. In addition, the Company has recorded valuation allowances of $3 million for deferred tax assets associated with losses in foreign jurisdictions.
In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company reassesses the possibility of releasing the Valuation Allowance currently in place on its U.S. deferred tax assets. Based upon this assessment, the release of the Valuation Allowance may occur during 2010 or 2011. The required accounting for the release will involve significant tax amounts and it will impact earnings in the quarter in which it is deemed appropriate to release the reserve. At September 30, 2010, the U.S. Valuation Allowance was approximately $176 million.
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

North American Tire Operations Segment

	Three months ended September 30			Nine months ended September 30
(Dollar amounts in millions)	2009	Change	2010	2009	Change	2010
Sales	$573.9	12.9%	$647.8	$1,440.6	21.8%	$1,754.4

Operating profit	$47.6	15.5%	$55.0	$71.9	22.8%	$88.3

United States unit shipments changes:
Passenger tires
Segment		0.4%			13.5%
RMA members		2.3%			6.8%
Total Industry		-2.2%			6.6%

Light truck tires
Segment		-11.9%			7.4%
RMA members		3.6%			7.6%
Total Industry		-5.7%			2.6%

Total light vehicle tires
Segment		-1.8%			12.4%
RMA members		2.4%			6.9%
Total Industry		-2.7%			6.1%

Total segment unit sales changes		-3.8%			10.1%
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
Sales
Sales of the North American Tire Operations segment increased $74 million, or 12.9 percent, in the third quarter of 2010 from levels in 2009. The increase in sales was a result of improved pricing and mix ($86 million), offset by lower unit sales volumes ($12 million). In the United States, the segment’s unit shipments of total light vehicle tires decreased 1.8 percent in the third quarter of 2010 compared with the third quarter of 2009. This decrease trailed the 2.4 percent increase in total light vehicle shipments experienced by the members of the Rubber Manufacturers Association (“RMA”), but was better than the 2.7 percent decrease in total light vehicle shipments for the total industry (which includes an estimate for non-Rubber Manufacturers Association members). Sales of house brands remain strong. The Company’s ability to grow in certain product segments was limited by the amount of capacity and inventory available to support strong demand for products especially in light truck and SUV tires.

Sales of the North American Tire Operations segment increased $314 million, or 21.8 percent, in the first nine months of 2010 from levels in 2009. The increase in sales was a result of higher unit sales volumes ($155 million) and improved pricing and mix ($160 million). In the United States, the segment’s unit shipments of total light vehicle tires increased 12.4 percent in the first nine months of 2010 compared with the same period in 2009. This increase exceeded the 6.9 percent increase in total light vehicle shipments experienced by all members of the RMA, and also exceeded the 6.1 percent increase in total light vehicle shipments for the total industry for the first nine months. This improvement occurred across nearly all product lines as the segment was able to continue to increase market share for the nine month period.
Operating Profit
North American Tire Operations segment operating profit increased $7 million in the third quarter of 2010 from the third quarter of 2009. Operating profit increased as a result of favorable net pricing and mix ($75 million), improved manufacturing efficiencies ($11 million), lower restructuring costs ($9 million), reduced production curtailment costs as a result of better capacity utilization ($6 million) and improvement in other costs, distribution costs and the timing of incentives ($5 million). These improvements were partially offset by higher raw material costs ($96 million) and decreased unit sales volume ($3 million).
Operating profit for the segment increased $16 million in the first nine months of 2010 from the first nine months of 2009. The increase in operating profit was due to favorable net pricing and mix ($126 million), reduced production curtailment costs ($47 million), higher unit sales volumes ($38 million), lower restructuring costs ($17 million), manufacturing efficiencies ($9 million) and improvement in other costs including favorable distribution costs ($6 million). These improvements were partially offset by higher raw material costs ($208 million) and increased products liability charges ($19 million) recorded primarily during the first quarter of 2010.
During 2010, the North American Tire Operations segment has been experiencing rapidly increasing raw material costs which had been declining during the first half of 2009. The segment’s raw material index increased by 32.2 percent for the nine months ended September 30, 2010, from the same period of 2009. The raw material index increased a significant 35.9 percent for the third quarter of 2010 when compared to the third quarter of 2009.
International Tire Operations Segment

	Three months ended September 30			Nine months ended September 30
(Dollar amounts in millions)	2009	Change	2010	2009	Change	2010
Sales	$296.8	9.6%	$325.2	$720.2	29.3%	$930.9

Operating profit	$29.9	-31.4%	$20.5	$46.3	37.4%	$63.6

Unit sales change		-6.7%			16.9%
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

Sales
Sales of the International Tire Operations segment increased $28 million, or 9.6 percent, in the third quarter of 2010 compared to the third quarter of 2009. Contributing to the increase in sales were favorable pricing and mix ($49 million), partially offset by lower unit sales volumes ($20 million). The lower unit sales volume was driven by the Company’s focus on selected product segments, especially a reduction in lower margin bias tire volumes.
Sales of the International Tire Operations segment increased $211 million, or 29.3 percent, in the first nine months of 2010 compared to the same period in 2009. The segment recognized higher unit volumes ($147 million) primarily from the Company’s joint venture operations in Asia. Other factors contributing to the increased sales were favorable pricing and mix ($57 million) and currency impacts ($7 million). Despite the increase in unit sales volumes, the segment actively reduced its production of certain low margin tires, including bias products.
Operating Profit
The International Tire Operations segment operating profit in the third quarter of 2010 was $9 million lower than in the same period of 2009. The decrease in operating profit was due to higher raw material costs recognized within the quarter ($59 million) and lower unit sales volumes ($2 million). Partially offsetting these impacts favorable net pricing and mix ($48 million) and other cost changes including the impact of the currency impacts ($4 million).
Operating profit for the segment in the first nine months of 2010 was $17 million higher than in the first nine months of 2009. The increase in operating profit was due to favorable net pricing and mix ($94 million), higher unit sales volumes ($25 million), improved production utilization and manufacturing costs ($8 million) and favorable currency impacts ($6 million). These increases were partially offset by higher raw material costs during the first nine months of 2010 ($118 million).
Outlook for Company
The Company continues to be guided by its Strategic Plan which calls for achieving profitable top line growth, improving its global cost structure and improving organizational capabilities. This focus and prudent management of critical resources should drive increased shareholder value.
The Company expects sales growth rates will vary by region as economic conditions differ around the globe. Despite more challenging comparables for sales growth, the Company expects demand for its products to remain strong. Actual growth rates may be limited by available capacity although the Company intends to produce ten percent more units globally in 2011 than in 2010. A portion of this production is intended to support increased inventory levels to help meet customer service expectations.
The Company will continue to launch new products to pursue profitable growth and meet market demands. A significant portion of the Company’s future growth will be in emerging markets that have high growth rates including the PRC. The Company expects this will position it for growth at or above industry rates over the medium term.
Persistent volatility makes it difficult to accurately predict raw material prices. The Company expects that raw material costs will continue to be elevated in the near future. It is likely the fourth quarter underlying raw material prices will increase sequentially from the third quarter by between two and four percent. Increases in the prices of natural rubber and other commodities will likely continue to drive these costs higher in 2011. The Company implemented a price increase in North America on November 1, 2010 to address raw material costs. It has also increased prices in the International segment to address the same concerns.
The Company expects its effective tax rate for 2010 will most likely be between 15 percent and 20 percent.

The Company has a proven history of successful execution and is optimistic about its opportunities to improve results. Changing industry and economic conditions can still present challenges. The Company’s opportunities include among others, further improvement to operations and the ability to grow profitably in various global regions and with new products. The Company continues to analyze its options to support growth through a variety of actions that would be beneficial to shareholders. Successful implementation of the Company’s Strategic Plan or further improvement in industry conditions could lead to stronger performance and results.
Liquidity and Capital Resources
Generation and uses of cash — Net cash provided by operating activities of continuing operations was $50 million in the first nine months of 2010. Net income attributable to continuing operations provided $93 million and other non-cash charges totaled $129 million. Partially offsetting these sources of cash were changes in working capital accounts which consumed $172 million as accounts receivable and inventories increased during 2010. During the first nine months of 2009, net cash provided by continuing operations was $326 million. Net income attributable to continuing operations contributed $66 million in cash flow and other non-cash charges added $121 million. Changes in working capital accounts contributed an additional $139 million as inventories decreased in 2009.
Net cash used in investing activities during the first nine months of 2009 and 2010 reflect capital expenditures of $64 million and $75 million, respectively.
During the first nine months of 2009 and 2010, the Company repaid $76 million and $36 million of debt, respectively. In 2010, the Company’s Cooper Kenda joint venture received $6.7 million of capital contributions from its joint venture partner. Also in the first quarter of 2010, the Company paid $18 million to purchase an additional 14 percent interest in its Cooper Chengshan joint venture increasing its ownership share to 65 percent.
Dividends paid on the Company’s common shares in the first nine months of 2009 and 2010 were $19 million. During the second quarter of 2010, the Company paid $12 million in dividends to noncontrolling shareholders in the Cooper Chengshan joint venture.
Available credit facilities – Domestically, the Company has a revolving credit facility with a consortium of six banks that provides up to $200 million based on available collateral and expires November 9, 2012. The Company also has an accounts receivable securitization facility with a $125 million limit with an August 2011 maturity. These credit facilities remain undrawn and have no significant financial covenants until available credit is less than specified amounts.
The Company’s consolidated joint ventures in Asia have annual renewable unsecured credit lines that provide up to $200 million of borrowings and do not contain financial covenants.
Available cash and contractual commitments – At September 30, 2010, the Company had cash and cash equivalents of $347 million. The Company’s additional borrowing capacity, based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at September 30, 2010, was $218 million. This includes the $38 million used to guarantee letters of credit. The additional borrowing capacity on the Asian credit lines totaled $141 million.
The Company expects capital expenditures for 2010 to be in the $120 to $130 million range of which approximately $35 million will be in consolidated entities where the Company’s ownership exceeds 50 percent.

The following table summarizes long-term debt at September 30, 2010:

Parent company
8% unsecured notes due December 2019	$173.6
7.625% unsecured notes due March 2027	116.9
Capitalized leases and other	10.5

301.0

Consolidated Subsidiaries
5.4% unsecured notes due in 2010	4.5
5.13% unsecured notes due in 2011	5.2
4.86% to 5.13% unsecured notes due in 2012	20.1

29.8

Total debt	330.8
Less current maturities	5.1

$325.7

The Company’s partially owned, consolidated subsidiary operations in the PRC have short-term notes payable of $138.0 million at September 30, 2010.
Credit agency ratings – During the second quarter of 2010, Standard & Poor’s raised the Company’s long-term corporate credit and senior unsecured debt ratings to BB- from B.
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

Forward-Looking Statements
This report contains what the Company believes are “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding projections, expectations or matters that the Company anticipates may happen with respect to the future performance of the industries in which the Company operates, the economies of the United States and other countries, or the performance of the Company itself, which involve uncertainty and risk. Such “forward-looking statements” are generally, though not always, preceded by words such as “anticipates,” “expects,” “believes,” “projects,” “intends,” “plans,” “estimates,” and similar terms that connote a view to the future and are not merely recitations of historical fact. Such statements are made solely on the basis of the Company’s current views and perceptions of future events, and there can be no assurance that such statements will prove to be true. It is possible that actual results may differ materially from those projections or expectations due to a variety of factors, including but not limited to:
•	changes in economic and business conditions in the world;
•	the failure to achieve expected sales levels;
•	consolidation among the Company’s competitors and customers;
•	technology advancements;
•	the failure of the Company’s suppliers to timely deliver products in accordance with contract specifications;
•	changes in interest and foreign exchange rates;
•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons;
•	the impact of reductions in the insurance program covering the principal risks to the Company, and other unanticipated events and conditions;
•	volatility in raw material and energy prices, including those of steel, petroleum-based products and natural gas and the unavailability of such raw materials or energy sources;
•	the inability to obtain and maintain price increases to offset higher production or material costs;
•	increased competitive activity including actions by larger competitors or low-cost producers;
•	the inability to recover the costs to develop and test new products and processes;
•	the risks associated with doing business outside of the United States;
•	changes in pension expense and/or funding resulting from investment performance of the Company’s pension plan assets and changes in discount rate, salary increase rate, and expected return on plan assets assumptions, or changes to related accounting regulations;
•	government regulatory initiatives, including regulations under the TREAD Act;
•	the impact of labor problems, including a strike brought against the Company or against one or more of its large customers or suppliers;
•	litigation brought against the Company including products liability;
•	an adverse change in the Company’s credit ratings, which could increase its borrowing costs and/or hamper its access to the credit markets;
•	changes to the credit markets and/or access to those markets;
•	inaccurate assumptions used in developing the Company’s strategic plan or the inability or failure to successfully implement the Company’s strategic plan;
•	inability to adequately protect the Company’s intellectual property rights;
•	failure to successfully integrate acquisitions into operations or their related financings may impact liquidity and capital resources;
•	inability to use deferred tax assets;
•	recent changes of tariffs for certain tires imported into the United States from the Peoples Republic of China, and;
•	changes in the Company’s relationship with joint venture partners.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk at September 30, 2010, from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2009.
Item 4. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports the Company files or submits as defined in Rules 13a-15(e) of the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) to allow timely decisions regarding required disclosures.
The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010. In its evaluation, management of the Company identified a material weakness in its disclosure controls and procedures related to the Company’s accounting for joint ventures, with specific emphasis on monitoring and applying changes in authoritative guidance. Based solely on this material weakness, the Company’s CEO and CFO concluded that its disclosure controls and procedures were not effective as of June 30, 2010.
The Company has taken a series of steps designed to improve its control processes. These actions include a review of the accounting for joint ventures from acquisition to present with a special focus on changes to reporting guidance that may affect the Company’s accounting. The Company has also implemented measures to enhance the controls by which authoritative guidance is monitored and applied on a regular basis and has monitored the effectiveness of the corrective actions.
The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.
There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Item 1A. RISK FACTORS
At September 30, 2010, the Company has updated the risk factors related to the Company and its subsidiaries which follow:
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
The Company is facing unknown risks emanating from the enactment of legislation by the U.S.government including the Patient Protection and Affordable Care Act and the related Healthcare and Education Reconciliation Act which are collectively referred to as healthcare legislation. This major legislation is being enacted over a period of several years and the ultimate cost and the potentially adverse impact to the Company and its employees cannot be quantified at this time.
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
The Company’s operations depend on maintaining a skilled workforce and any interruption of its workforce due to shortages of skilled technical, production and professional workers could interrupt the Company’s operations and affect its operating results. Further, a significant number of the Company’s U.S. and U.K. employees are currently represented by unions. The labor agreement at the Findlay, Ohio operation expires October 2011 and the labor agreement at the Texarkana, Arkansas operations expires January 2012. The labor agreement in Melksham, England expires March 2012. Although the Company believes that its relations with its employees are generally good, the Company cannot provide assurance that it will be able to successfully maintain its relations with its employees. If the Company fails to extend or renegotiate its collective bargaining agreements with the labor unions on satisfactory terms, or if its unionized employees were to engage in a strike or other work disruptions, the Company’s business and operating results could suffer.

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
A valuation allowance is required pursuant to ASC 740 relating to Accounting for Income Taxes, when, based upon an assessment which is largely dependent upon objectively verifiable evidence including recent operating loss history, expected reversal of existing deferred tax liabilities and tax loss carry back capacity, it is more likely than not that some portion of the deferred tax asset may not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the United States, the Company has recorded significant deferred tax assets, the largest of which relate to tax attribute carryforwards, products liabilities, pension and other post retirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains a $175.9 million valuation allowance for the portion of U.S. deferred tax assets exceeding deferred tax liabilities. In addition, the Company has recorded valuation allowances of $2.5 million for certain non-U.S. net deferred tax assets primarily associated with losses in foreign jurisdictions. As a result of changes in the amount of U.S. and certain foreign net deferred tax assets during the year, the valuation allowance was decreased in the third quarter of 2010 by $0.3 million. The pension liability and associated deferred tax asset accounts for $116.3 million of the total valuation allowance at September 30, 2010.
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
In connection with this restatement, the Company has taken a series of steps designed to improve its control processes. These actions include a review of the accounting for joint ventures from acquisition to present with a special focus on changes to reporting guidance that may affect the Company’s accounting. The Company also implemented measures to enhance the controls by which authoritative guidance will be monitored and applied on a regular basis. The Company believes these measures appropriately remediated the material weakness described above.
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

November 1, 2010
     (Date)