Form 10-K
period 2010-12-31
COOPER TIRE & RUBBER CO
filed 2011-02-25
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
     For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934
     (Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________to________
Commission File Number 001-04329
COOPER TIRE & RUBBER COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation) 701 Lima Avenue, Findlay, Ohio (Address of principal executive offices)	34-4297750 (I.R.S. employer identification no.) 45840 (Zip Code)
Registrant’s telephone number, including area code: (419) 423-1321
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class) Common Stock, $1 par value per share Rights to Purchase Series A Preferred Stock	(Name of each exchange on which registered) New York Stock Exchange New York Stock Exchange
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

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-Accelerated Filer (Do not check if a small reporting company)	☐ Smaller Reporting Company
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2010 was $1,160,884,017.
The number of shares outstanding of the registrant’s common stock as of January 31, 2011 was 61,717,922.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information from the registrant’s definitive proxy statement for its 2011 Annual Meeting of Stockholders is hereby incorporated by reference into Part III, Items 10 — 14, of this report.

COOPER TIRE & RUBBER COMPANY — FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
PART I
Item 1. BUSINESS
Cooper Tire & Rubber Company with its affiliates and subsidiaries (“Cooper” or the “Company”) is a leading manufacturer and marketer of replacement tires. It is the fourth largest tire manufacturer in North America and, according to a recognized trade source, the Cooper family of companies is the ninth largest tire company in the world based on sales. Cooper focuses on the manufacture and sale of passenger and light and medium truck replacement tires.
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
Cooper Tire & Rubber Company was incorporated in the state of Delaware in 1930 as the successor to a business originally founded in 1914. Based in Findlay, Ohio, Cooper and its family of companies currently operate 7 manufacturing facilities and 38 distribution centers in 9 countries. As of December 31, 2010, it employed 12,898 persons worldwide.

Business Segments
North American Tire Operations Segment
The North American Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the United States (“U.S.”) replacement market. The segment also distributes tires for racing, medium truck and motorcycles that are manufactured at the Company’s subsidiaries. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not sell its products directly to end users, except through three Company-owned retail stores, and does not manufacture tires for sale to the automobile original equipment manufacturers (“OEMs”).
The segment operates in a highly competitive industry, which includes Bridgestone Corporation, Goodyear Tire & Rubber Company and Groupe Michelin. These competitors are substantially larger than the Company and serve OEMs as well as the replacement portion of the tire market. The segment also faces competition from low-cost producers in Asia and South America. Some of those producers are foreign subsidiaries of the segment’s competitors in North America. The segment had a market share in 2010 of approximately 13 percent of all light vehicle replacement tire sales in the U.S. In addition to manufacturing tires in the U.S., the segment has a minority interest in a joint venture manufacturing operation in Mexico. A percentage of the products manufactured by the segment in the U.S. are exported throughout the world.
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
International Tire Operations Segment
The International Tire Operations segment has affiliated operations in the United Kingdom (“U.K.”) and two joint ventures in the People’s Republic of China (“PRC”). The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for the global market. The Cooper Chengshan Tire joint venture manufactures and markets radial and bias medium truck tires as well as passenger and light truck tires for the global market. The Cooper Kenda Tire joint venture currently manufactures light vehicle tires to be exported to markets outside of the PRC. Under the current agreement, until May 2012, all of the tires produced by this joint venture will be exported and sold to the Company and its affiliates around the world. Only a small percentage of the tires manufactured by the segment are sold to OEMs.
The segment has also established sales, marketing, distribution and research and development capabilities to support the Company’s objectives.
As in North America, the segment operates in a highly competitive industry, which includes Bridgestone Corporation, Goodyear Tire & Rubber Company and Groupe Michelin. These competitors are substantially larger than the Company and serve OEMs as well as the replacement portion of the tire market. The segment also faces competition from low-cost producers in certain markets.
Discontinued Operations
The discontinued operations as reported in this Form 10-K include income and expenses related to Cooper-Standard Automotive, Inc., (“CSA”, formerly the Automotive segment), which was sold on December 23, 2004, and to the Oliver Rubber Company (formerly a subsidiary which was part of the North American Tire Operations segment), which was sold on October 5, 2007.
CSA produced components, systems, subsystems and modules for incorporation into the passenger vehicles and light trucks manufactured by the global automotive OEMs. The Company’s Oliver Rubber Company subsidiary produced tread rubber and retreading equipment.

The Company elected to sell CSA and Oliver Rubber Company in order to more fully focus management attention and Company resources on the primary business of replacement tires.
Raw Materials
The Company’s principal raw materials include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. The Company acquires its raw materials from various sources around the world to assure continuing supplies for its manufacturing operations and mitigate the risk of potential supply disruptions.
During 2010, the Company experienced higher raw material costs, particularly for natural rubber, compared to 2009. The pricing volatility of natural rubber and petroleum-based materials contributes to the difficulty in predicting and managing the costs of raw materials.
The Company has a purchasing office in Singapore to acquire natural rubber directly from producers in Southeast Asia. This purchasing operation enables the Company to work directly with producers to continually improve consistency and quality and to reduce the costs of materials, transportation and transactions.
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
Working Capital
The Company’s working capital consists mainly of inventory, accounts receivable and accounts payable. These working capital accounts are closely managed by the Company. Inventory balances are primarily valued at a Last In First Out (LIFO) basis for the North American entities. Inventories turn regularly, but typically increase during the first half of the year before declining as a result of increased sales in the second half. Accounts receivable and accounts payable are also affected by this business cycle, typically requiring the Company to have greater working capital needs during the second and third quarters. The Company engages in a rigorous credit analysis of its customers and monitors their financial positions. The Company offers incentives to certain customers to encourage the payment of account balances prior to their scheduled due dates.
At December 31, 2010, the Company held cash and cash equivalents of $413 million. The Company’s finished goods inventory at December 31, 2010 is higher than in the prior year as a result of increased units and higher raw material costs. The Company’s inventories remain at relatively low levels on a historical basis when compared to demand.
Research, Development and Product Improvement
The Company directs its research activities toward product development, performance and operating efficiency. The Company conducts extensive testing of current tire lines, as well as new concepts in tire design, construction and materials. During 2010, approximately 55 million miles of tests were performed on indoor test wheels and in monitored road tests. The Company has a tire and vehicle test track in Texas that assists with the Company’s testing activities. Uniformity equipment is used to physically monitor its manufactured tires for high standards of ride quality. The Company continues to design and develop specialized equipment to fit the precise needs of its manufacturing and quality control requirements. Research and development expenditures were $33.5 million, $35.7 million and $39.7 million during 2008, 2009 and 2010, respectively. The Company has determined the amounts included here as research and development better align with Accounting Standards Codification (“ASC”) 730, “Research and Development,” that includes all costs that can appropriately be considered in this classification. Previously, a narrow, more restrictive tax definition was used for this calculation. Amounts for prior years have been presented under the new definition.
Patents, Intellectual Property and Trademarks
The Company owns and/or has licenses to use patents and intellectual property, covering various aspects in the design and manufacture of its products and processes, and equipment for the manufacture of its products that will continue to be amortized over the next two to four years. While the Company believes these assets as a group are of material importance, it does not consider any one asset or group of these assets to be of such importance that the loss or expiration thereof would materially affect its business.
The Company owns and uses tradenames and trademarks worldwide. While the Company believes such tradenames and trademarks as a group are of material importance, the trademarks the Company considers most significant to its business are those using the words “Cooper,” “Mastercraft” and “Avon.” The Company believes all of these significant trademarks are valid and will have unlimited duration as long as they are adequately protected and appropriately used. Certain other tradenames and trademarks are being amortized over the next seven to eighteen years.
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
The Company’s manufacturing facilities, like those of the industry generally, are subject to numerous laws and regulations designed to protect the environment. In general, the Company has not experienced difficulty in complying with these requirements and believes they have not had a material adverse effect on its financial condition or the results of its operations. The Company expects additional requirements with respect to environmental matters will be imposed in the future. The Company’s 2010 expense and capital expenditures for environmental matters at its facilities were not material, nor is it expected that expenditures in 2011 for such uses will be material. The Company was again awarded the right to display the Energy Star logo by the Environmental Protection Agency in 2010.
Foreign Operations
The Company has a manufacturing facility, a technical center, a distribution center and its European headquarters office located in the U.K. There are five distribution centers and five sales offices in Europe. The Company has two joint venture manufacturing facilities, 19 distribution centers, a technical center, two sales offices and an administrative office in the PRC. The Company also has a purchasing office in Singapore. In Mexico, the Company has a sales office and one distribution center. The Company also has an investment in a manufacturing operation in Mexico.
The Company believes the risks of conducting business in less developed markets, including the PRC, other Asian countries and Mexico, are somewhat greater than in the U.S., Canadian and Western European markets. This is due to the increased potential for currency volatility, high interest and inflation rates, and the general political and economic instability that are associated with emerging markets.
Additional information on the Company’s foreign operations can be found in the “Business Segments” note to the consolidated financial statements.
Available Information
The Company makes available free of charge on or through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the U.S. Securities and Exchange Commission (“SEC”). The Company’s internet address is http://www.coopertire.com. The Company has adopted charters for each of its Audit, Compensation and Nominating and Governance Committees, corporate governance guidelines and a code of business ethics and conduct which are available on the Company’s website and will be available to any stockholder who requests them from the Company’s Director of Investor Relations. The information contained on the Company’s website is not incorporated by reference in this annual report on Form 10-K and should not be considered a part of this report.
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

Pricing volatility for raw materials and an inadequate supply of key raw materials could result in increased costs and may affect the Company’s profitability.
The pricing volatility for natural rubber and petroleum-based materials contributes to the difficulty in managing the costs of raw materials. Costs for certain raw materials used in the Company’s operations, including natural rubber, chemicals, carbon black, steel reinforcements and synthetic rubber remain volatile. Increasing costs for raw material supplies will increase the Company’s production costs and affect its margins if the Company is unable to pass the higher production costs on to its customers in the form of price increases. Further, if the Company is unable to obtain adequate supplies of raw materials in a timely manner for any reason, its operations could be interrupted.
If the price of natural gas or other energy sources increases, the Company’s operating expenses could increase significantly.
The Company’s manufacturing facilities rely principally on natural gas, as well as electrical power and other energy sources. High demand and limited availability of natural gas and other energy sources can result in significant increases in energy costs increasing the Company’s operating expenses and transportation costs. Higher energy costs would increase the Company’s production costs and adversely affect its margins and results of operations. If the Company is unable to obtain adequate sources of energy, its operations could be interrupted.
Further, if the price of gasoline increases significantly for consumers, it can affect driving and purchasing habits and impact demand for tires.
The Company’s industry is highly competitive, and it may not be able to compete effectively with low-cost producers and larger competitors.
The replacement tire industry is a highly competitive, global industry. Some of the Company’s competitors are large companies with relatively greater financial resources. Most of the Company’s competitors have operations in lower-cost countries. Intense competitive activity in the replacement tire industry has caused, and will continue to cause, pressures on the Company’s business. The Company’s ability to compete successfully will depend in part on its ability to balance capacity with demand, leverage global purchasing of raw materials, make required investments to improve productivity, eliminate redundancies and increase production at low-cost, high-quality supply sources. If the Company is unable to offset continued pressures with improved operating efficiencies, its sales, margins, operating results and market share would decline and the impact could become material on the Company’s earnings.
The Company may be unable to recover new product and process development and testing costs, which could increase the cost of operating its business.
The Company’s business strategy emphasizes the development of new equipment and new products and using new technology to improve quality, performance and operating efficiency. Developing new products and technologies requires significant investment and capital expenditures, is technologically challenging and requires extensive testing and accurate anticipation of technological and market trends. If the Company fails to develop new products that are appealing to its customers, or fails to develop products on time and within budgeted amounts, the Company may be unable to recover its product development and testing costs. If the Company cannot successfully use new production or equipment methodologies it invests in, it may also not be able to recover those costs.
The Company is implementing an Enterprise Resource Planning (“ERP”) system that will require significant amounts of capital and human resources to deploy. If for any reason this implementation is not successful, the Company could be required to expense rather than capitalize related amounts. Throughout implementation of the system there are also risks created to the Company’s ability to successfully and efficiently operate.
The Company conducts its manufacturing, sales and distribution operations on a worldwide basis and is subject to risks associated with doing business outside the U.S.
The Company has affiliate, subsidiary and joint venture operations worldwide, including in the U.S., the U.K., Europe, Mexico and the PRC. The Company has two joint venture manufacturing entities, Cooper Chengshan and Cooper Kenda, in the PRC and has continued to expand operations in that country. The Company has also recently increased its investment in a tire manufacturing entity in Mexico that it will begin to consolidate in 2011. There are a number of risks in doing business abroad, including political and economic uncertainty, social unrest, shortages of trained labor and the uncertainties associated with entering into joint ventures or similar arrangements in foreign countries. These risks may impact the Company’s ability to expand its operations in the PRC and elsewhere and otherwise achieve its objectives relating to its foreign operations including utilizing these locations as suppliers to other markets. In addition, compliance with multiple and potentially conflicting foreign laws and regulations, import and export limitations and exchange controls is burdensome and expensive. The Company’s foreign operations also subject it to the risks of international terrorism and hostilities and to foreign currency risks, including exchange rate fluctuations and limits on the repatriation of funds.

The Company’s results could be impacted by tariffs imposed by the U.S. or other governments on imported tires.
The Company’s ability to competitively source tires can be significantly impacted by changes in tariffs imposed by various governments. Other effects, including impacts on the price of tires, responsive actions from other governments and the opportunity for other low cost competitors to establish a presence in markets where the Company participates could also have significant impacts on the Company’s results.
The Company’s expenditures for pension and other postretirement obligations could be materially higher than it has predicted if its underlying assumptions prove to be incorrect.
The Company provides defined benefit and hybrid pension plan coverage to union and non-union U.S. employees and a contributory defined benefit plan in the U.K. The Company’s pension expense and its required contributions to its pension plans are directly affected by the value of plan assets, the projected and actual rates of return on plan assets and the actuarial assumptions the Company uses to measure its defined benefit pension plan obligations, including the discount rate at which future projected and accumulated pension obligations are discounted to a present value and the inflation rate. The Company could experience increased pension expense due to a combination of factors, including the decreased investment performance of its pension plan assets, decreases in the discount rate and changes in its assumptions relating to the expected return on plan assets. The Company could also experience increased other postretirement expense due to decreases in the discount rate, increases in the health care trend rate and changes in the health care environment.
In the event of declines in the market value of the Company’s pension assets or lower discount rates to measure the present value of pension and other postretirement benefit obligations, the Company could experience changes to its Consolidated Balance Sheet.
The Company is facing risks relating to enactment of healthcare legislation.
The Company is facing risks emanating from the enactment of legislation by the U.S. government including the Patient Protection and Affordable Care Act and the related Healthcare and Education Reconciliation Act which are collectively referred to as healthcare legislation. This major legislation is being enacted over a period of several years and the ultimate cost and the potentially adverse impact to the Company and its employees cannot be quantified at this time.
Compliance with regulatory initiatives could increase the cost of operating the Company’s business.
The Company is subject to federal, state and local laws and regulations. Compliance with those laws now in effect, or that may be enacted, could require significant capital expenditures, increase the Company’s production costs and affect its earnings and results of operations.
Clean oil directive number 2005/69/EC in the European Union (“EU”) was effective January 1, 2010, and requires all tires manufactured after this date and sold in the EU to use non-aromatic oils. The Company is in compliance with this directive. Additional countries may legislate similar clean oil requirements which could increase the cost of manufacturing the Company’s products.
In addition, while the Company believes that its tires are free from design and manufacturing defects, it is possible that a recall of the Company’s tires could occur in the future. A recall could harm the Company’s reputation, operating results and financial position.
The Company is also subject to legislation governing occupational safety and health both in the U.S. and other countries. The related legislation can change over time making it more expensive for the Company to produce its products. The Company could also, despite its best efforts to comply with these laws, be found liable and be subject to additional costs because of this legislation.
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

If the Company is unable to attract and retain key personnel, its business could be materially adversely affected.
The Company’s business depends on the continued service of key members of its management. The loss of the services of a significant number of members of its management team could have a material adverse effect on its business. The Company’s future success will also depend on its ability to attract, retain and develop highly skilled personnel, such as engineering, marketing and senior management professionals. Competition for these employees is intense and the Company could experience difficulty from time to time in hiring and retaining the personnel necessary to support its business. If the Company does not succeed in retaining its current employees and attracting new high quality employees, its business could be materially adversely affected.
The Company has a risk of exposure to products liability claims which, if successful, could have a negative impact on its financial position, cash flows and results of operations.
The Company’s operations expose it to potential liability for personal injury or death as an alleged result of the failure of or conditions in the products that it designs and manufactures. Specifically, the Company is a party to a number of products liability cases in which individuals involved in motor vehicle accidents seek damages resulting from allegedly defective tires that it manufactured. Products liability claims and lawsuits, including possible class action, may result in material losses in the future and cause the Company to incur significant litigation defense costs. Those claims could have a negative effect on the Company’s financial position, cash flows and results of operations.
The Company is largely self insured against these claims.
The Company has a risk due to volatility of the capital and financial markets.
The Company periodically requires access to the capital and financial markets as a significant source of liquidity for maturing debt payments or working capital needs that it cannot satisfy by cash on hand or operating cash flows. Substantial volatility in world capital markets and the banking industry may make it difficult for the Company to access credit markets and to obtain financing or refinancing, as the case may be, on satisfactory terms or at all. In addition, various additional factors, including a deterioration of the Company’s credit ratings or its business or financial condition, could further impair its access to the capital markets. See also related comments under “There are risks associated with the Company’s global strategy of using joint ventures and partially owned subsidiaries.”
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
If the assumptions used in developing the strategic plan vary significantly from actual conditions, the Company’s sales, margins and profitability could be harmed. If the Company is unsuccessful in implementing the tactics necessary to execute its strategic plan it can also be negatively impacted.

The Company may not be able to protect its intellectual property rights adequately.
The Company’s success depends in part upon its ability to use and protect its proprietary technology and other intellectual property, which generally covers various aspects in the design and manufacture of its products and processes. The Company owns and uses tradenames and trademarks worldwide. The Company relies upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements and patent, copyright and trademark laws to protect its intellectual property rights. The steps the Company takes in this regard may not be adequate to prevent or deter challenges, reverse engineering or infringement or other violations of its intellectual property, and the Company may not be able to detect unauthorized use or take appropriate and timely steps to enforce its intellectual property rights. In addition, the laws of some countries may not protect and enforce the Company’s intellectual property rights to the same extent as the laws of the U.S.
The Company may not be successful in executing and integrating acquisitions into its operations, which could harm its results of operations and financial condition.
The Company routinely evaluates potential acquisitions and may pursue acquisition opportunities, some of which could be material to its business. The Company cannot provide assurance whether it will be successful in pursuing any acquisition opportunities or what the consequences of any acquisition would be. Additionally, in any future acquisitions, the Company may encounter various risks, including:
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
The Company maintains a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” on its net U.S. deferred tax asset position. The valuation allowance will be maintained as long as it is more likely than not that some portion of the deferred tax asset may not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the U.S., the Company has recorded significant deferred tax assets, the largest of which relate to products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains a valuation allowance for the portion of U.S. deferred tax assets exceeding its U.S. deferred tax liabilities. In addition, the Company has recorded valuation allowances for deferred tax assets associated with losses in foreign jurisdictions.
The impact of proposed new accounting standards may have a negative impact on the Company’s financial statements.
The Financial Accounting Standards Board is considering several projects, including revenue recognition, financial instruments, leasing, and others, which could have an impact on the Company’s financial statements.

There are risks associated with the Company’s global strategy of using joint ventures and partially owned subsidiaries.
The Company’s strategy includes expanding its global footprint through the use of joint ventures and other partially owned subsidiaries. These entities operate in countries outside of the U.S., are generally less well capitalized than the Company and bear risks similar to the risks of the Company. However, there are specific additional risks applicable to these subsidiaries and these risks, in turn, add potential risks to the Company. Such risks include: somewhat greater risk of sudden changes in laws and regulations which could impact their competitiveness, risk of joint venture partners or other investors failing to meet their obligations under related shareholders’ agreements and risk of being denied access to the capital markets which could lead to resource demands on the Company in order to maintain or advance its strategy. The Company’s outstanding notes and primary credit facility contain cross default provisions in the event of certain defaults by the Company under other agreements with third parties, including certain of the agreements with the Company’s joint venture partners or other investors. In the event joint venture partners or other investors do not satisfy their funding or other obligations and the Company does not or cannot satisfy such obligations, the Company could be in default under its outstanding notes and primary credit facility and, accordingly, be required to repay or refinance such obligations. There is no assurance that the Company would be able to repay such obligations or that the current noteholders or creditors would agree to refinance or to modify the existing arrangements on acceptable terms or at all. For further discussion of access to the capital markets, see also related comments under “The Company has a risk due to volatility of the capital and financial markets.”
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
In connection with its acquisition of a controlling interest in Cooper Chengshan, beginning January 1, 2009, and continuing through December 31, 2011, the noncontrolling shareholders have the right to sell and, if exercised, the Company has the obligation to purchase, the remaining 49 percent at a minimum price of $63 million. In 2009, the Company received notification from one of its noncontrolling shareholders of its intention to exercise its put option and after receiving governmental approvals, the Company purchased the 14 percent share for $18 million on March 31, 2010. The remaining shares may be sold to the Company under the put option through December 31, 2011.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
As shown in the following table, at December 31, 2010 the Company maintained 67 manufacturing, distribution, retail stores and office facilities worldwide. The Company owns a majority of the manufacturing facilities while some manufacturing, distribution and office facilities are leased.

	North American Tire Operations			International Tire Operations
Type of Facility	United States	Mexico		Europe	Asia		Total
Manufacturing	4	—	*	1	2	**	7
Distribution	12	1		6	19		38
Retail Stores	3	—		—	—		3
Technical centers and offices	6	1		7	5		19

Total	25	2		14	26		67

*	The Company has a minority interest in a tire manufacturing operation in Mexico.

**	The manufacturing facilities are joint ventures in the PRC.
The Company believes its properties have been adequately maintained, generally are in good condition and are suitable and adequate to meet the demands of each segment’s business.

Item 3. LEGAL PROCEEDINGS
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at December 31, 2010.
On February 2, 2010 in the case of Cates, et al. v. Cooper Tire & Rubber Company, the U.S. District Court for the Northern District of Ohio entered an order approving the settlement agreement negotiated by the parties in April 2009, in its entirety, as being fair, reasonable and adequate and dismissed, with prejudice, the case and a related lawsuit, Johnson, et al. v. Cooper Tire & Rubber Company. The settlement agreement provided for 1) a cash payment of $7 million to the Plaintiffs for reimbursement of costs; and 2) modification to the Company’s approach and costs of providing future health care to specified current retiree groups which resulted in an amendment to the Company’s retiree medical plan.
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
As a consequence of the settlement agreement, the Company recorded $7 million of expense during the first quarter of 2009 relating to the specified cash payments. The estimated present value of the plan amendment has been reflected in the accrual for Other Post-employment Benefits with an offset to the Cumulative other comprehensive loss component of Shareholders’ Equity and will be amortized as a charge to operations over the remaining life expectancy of the affected plan participants.
Item 4. RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT
The names, ages and all positions and offices held by all executive officers of the Company are as follows:

Name	Age	Executive Office Held	Business Experience

Roy V. Armes	58	Chairman of the Board, President, Chief Executive Officer and Director	Chairman of the Board since December 2007, President, Chief Executive Officer and Director since January 2007. Previously, Senior Vice President of Project Development at Whirlpool Corporation, a marketer and manufacturer of home appliances, since January 2006; Corporate Vice President and General Director at Whirlpool Mexico from 2002 to January 2006.

Brenda S. Harmon	59	Senior Vice President and Chief Human Resources Officer	Senior Vice President, Chief Human Resources Officer since December 2009. Previously Owner of Harmon Consulting Services since November 2008. Vice President — Human Resources of Contech Construction Products, Inc., a privately held construction products and environmental solutions company from 2004 to 2008.

Bradley E. Hughes	48	Vice President and Chief Financial Officer	Vice President and Chief Financial Officer since November 2009. Previously Global Product Development Controller with Ford Motor Corporation, an automobile manufacturer, since 2008; Finance Director, Ford South America Operations from 2005 to 2008; Director, European Business Strategy and Implementation from 2004 to 2005.

James E. Kline	69	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary since April 2003. Vice President from February to April 2003.

Harold C. Miller	58	Vice President and President International Tire Operations	Vice President since March 2002.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)	Market information
Cooper Tire & Rubber Company common stock is traded on the New York Stock Exchange under the symbol CTB. The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

Year Ended December 31, 2009	High	Low
First Quarter	$6.96	$2.96
Second Quarter	11.74	3.86
Third Quarter	18.88	9.77
Fourth Quarter	20.55	14.15

Year Ended December 31, 2010	High	Low
First Quarter	$21.47	$16.16
Second Quarter	22.40	17.26
Third Quarter	23.21	16.05
Fourth Quarter	24.99	18.72
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
The following chart assumes three hypothetical $100 investments on December 31, 2005, and shows the cumulative values at the end of each succeeding year resulting from appreciation or depreciation in the stock market price, assuming dividend reinvestment.

Total Return To Shareholders
(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE
	Years Ending

Company / Index	Dec06	Dec07	Dec08	Dec09	Dec10

Cooper Tire & Rubber Company	-3.33	18.42	-60.98	241.72	20.34
S&P 500 Index	15.79	5.49	-37.00	26.46	15.06
S&P 500 Auto Parts & Equipment	12.37	27.49	-48.66	54.68	42.78

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	Dec05	Dec06	Dec07	Dec08	Dec09	Dec10

Cooper Tire & Rubber Company	100	96.67	114.48	44.67	152.66	183.71
S&P 500 Index	100	115.79	122.16	76.96	97.33	111.99
S&P 500 Auto Parts & Equipment	100	112.37	143.26	73.55	113.76	162.43

(b)	Holders
The number of holders of record at December 31, 2010 was 2,631.
(c)	Dividends
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

	2009		2010
March 31	$0.105	March 31	$0.105
June 30	0.105	June 30	0.105
September 30	0.105	September 30	0.105
December 30	0.105	December 30	0.105

Total:	$0.420	Total:	$0.420

(d)	Issuer purchases of equity securities
There were no repurchases of Company stock during the fourth quarter of the year ended December 31, 2010.

Item 6. SELECTED FINANCIAL DATA
The following Selected Financial Data of the Company reflects its continuing operations after the sale of its automotive operations, known as Cooper-Standard Automotive, Inc., (“CSA”) in a transaction which closed on December 23, 2004 and the sale of the Oliver Rubber Company in a transaction which closed on October 5, 2007.
(Dollar amounts in thousands except for per share amounts)

				Income (loss) from	Earnings (Loss) Per Share
				Continuing Operations	from Continuing Operations
			Income (loss)	available to	available to
			from Continuing	Cooper Tire &	Cooper Tire & Rubber Company
	Net	Operating	Operations Before	Rubber Company	common stockholders
	Sales	Profit (Loss)	Income taxes	common stockholders	Basic	Diluted
2006	$2,575,218	$(45,252)	$(75,995)	$(74,320)	$(1.21)	$(1.21)
2007	2,932,575	134,392	116,030	91,435	1.48	1.46
2008	2,881,811	(216,633)	(257,775)	(229,383)	(3.88)	(3.88)
2009	2,778,990	156,269	115,523	93,359	1.57	1.54
2010	3,360,984	188,374	159,826	116,331	1.90	1.86

		Redeemable
		Noncontrolling			Net Property,
	Stockholders’	Shareholders’	Long-term	Total	Plant &
	Equity	Interests	Debt	Assets	Equipment
2006	$666,244	$44,956	$513,213	$2,237,136	$971,072
2007	826,262	56,686	464,608	2,298,490	992,215
2008	318,246	62,720	325,749	2,042,896	901,274
2009	380,524	83,528	330,971	2,100,340	850,971
2010	523,050	71,442	320,724	2,305,537	852,442

				Average
	Capital		Dividends	Common Shares	Number of
	Expenditures	Depreciation	Per Share	(000s)	Employees
2006	$186,190	$127,693	$0.42	61,338	13,361
2007	140,972	131,007	0.42	61,938	13,355
2008	128,773	138,805	0.42	59,048	13,311
2009	79,333	121,483	0.42	59,439	12,568
2010	119,738	121,785	0.42	61,299	12,898
The Company’s continuing operations recorded an impairment charge during 2006 of $47,973 related to goodwill and an indefinite-lived intangible asset and recorded an impairment charge during 2008 of $31,340 related to goodwill as described in Note 4 — Goodwill and Intangibles.
The Company’s continuing operations recorded $76,402, $48,718 and $20,649 of restructuring charges in 2008, 2009 and 2010 respectively, associated with the closures of its Albany, Georgia manufacturing facility and other initiatives as described in Note 16 — Restructuring.

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
In recent years the Company has faced both general industry and company-specific challenges. This includes volatile raw material costs, which have increased dramatically throughout 2010, increasing product complexity and pressure from competitors with manufacturing in lower-cost regions.
To address these challenges and position the Company for future success, a Strategic Plan was developed and serves as the driving force for those strategic imperatives that are initiated. This plan, originally communicated in February 2008, has three strategic imperatives — building a sustainable cost competitive position, driving top-line profitable growth, and building bold organizational capabilities and enablers to support strategic goals.
To support these imperatives, the Company has undertaken a number of cost saving and profit improvement initiatives. These include a wide variety of projects in the areas of manufacturing, supply chain, selling and general administrative and logistics. The implementation of these projects had a favorable impact on the Company’s profitability in 2009 and 2010.
In recent years, the Company has also expanded operations in what are considered lower-cost countries. These initiatives include the Cooper Kenda Tire manufacturing joint venture in the PRC, the Cooper Chengshan joint venture in the PRC and an investment in a manufacturing operation in Mexico. Products from these operations provide a lower cost source of tires for existing markets and have been used to expand the Company’s market share in Mexico and the PRC. In 2010, the Company increased its ownership percentage in the Cooper Chengshan joint venture and contractually agreed to increase its ownership in its Mexican operations. The increase in ownership of Mexican operations will be effective in 2011.
The Company continues to develop new products to meet the changing demands in the market, including improved fuel efficiency and consumer value.
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

Consolidated Results of Continuing Operations

		%		%
(Dollar amounts in millions except per share amounts)	2008	Change	2009	Change	2010
Revenues:
North American Tire	$2,142.1	-6.3%	$2,006.2	20.8%	$2,423.8
International Tire	975.0	1.9%	993.8	28.0%	1,272.2
Eliminations	(235.3)	-6.1%	(221.0)	51.6%	(335.0)

Net sales	$2,881.8	-3.6%	$2,779.0	20.9%	$3,361.0

Operating profit (loss):
North American Tire	$(174.1)	n/m	$111.0	17.7%	$130.7
International Tire	(30.1)	n/m	72.8	12.8%	82.1
Eliminations	(1.3)	n/m	(1.6)	-81.3%	(0.3)
Unallocated corporate charges	(11.1)	133.3%	(25.9)	-6.9%	(24.1)

Operating profit (loss)	(216.6)	n/m	156.3	20.5%	188.4
Interest expense	50.5	-6.5%	47.2	-22.5%	36.6
Interest income	(12.9)	-59.7%	(5.2)	0.0%	(5.2)
Other — net	3.6	n/m	(1.2)	n/m	(2.8)

Income (loss) from continuing operations before income taxes	(257.8)	n/m	115.5	38.4%	159.8

Provision (benefit) for income taxes	(30.3)	n/m	0.2	n/m	20.1

Income (loss) from continuing operations	(227.5)	n/m	115.3	21.2%	139.7

Noncontrolling shareholders’ interests	8.1	n/m	(31.9)	-26.6%	(23.4)

Income (loss) from continuing operations attributable to Cooper Tire & Rubber Company	$(219.4)	n/m	$83.4	39.4%	$116.3

Basic earnings (loss) per share	$(3.88)	—	$1.57	—	$1.90

Diluted earnings (loss) per share	$(3.88)	—	$1.54	—	$1.86

2010 versus 2009
Consolidated net sales were $582 million higher than 2009. The increase in net sales in 2010 compared to 2009 was primarily the result of favorable pricing and mix ($354 million) and higher unit volumes ($221 million) in both the North American and International Tire Operations segments. Also contributing to the increase in net sales in 2010 was favorable foreign exchange rates recorded in the International Tire Operations segment ($7 million).
The Company recorded operating profit in 2010 of $188 million, an increase of $32 million compared to 2009. Operating profit increased as a result of favorable pricing and mix ($335 million), higher unit volumes ($71 million) and manufacturing efficiencies ($24 million) in the North American and International Tire Operations segments. Additionally, lower production curtailment costs due to better capacity utilization ($47 million) and reduced restructuring costs ($29 million) in the North American Tire Operations segment contributed favorably to the increased profits. Other costs, including distribution and currency impacts, were favorable ($14 million). Partially offsetting these improvements were higher raw material costs in both segments ($463 million) and increased products liability charges ($28 million) recorded in the North American Tire Operations segment.
During 2009, the Company recognized a benefit in its North American Tire Operations segment from inventory valuations as a result of the decline in finished goods inventory and the elimination of inventory layers at historically lower costs due to the Company’s LIFO accounting for cost flows in this segment. This decline in inventory levels resulted in the Company recognizing a $16 million benefit in operating profit through reduced raw material costs in 2009. In 2010, no benefit was recognized as inventory levels increased from 2009.
The Company continued to experience significant increases in the costs of certain of its principal raw materials during 2010 compared with the 2009 levels. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based. The increases in the cost of natural rubber and petroleum-based materials were the most significant drivers of higher raw material costs during 2010, which were up $463 million from 2009. Natural rubber, in particular, increased during 2010 compared to 2009.
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
Products liability expenses totaled $110 million and $82 million in 2010 and 2009, respectively. The majority of the increase in products liability expense for the year is due to the Company recording an additional expense of $22 million for its self-insured portion of a jury verdict in one case during the first quarter of 2010. The Company intends to appeal the case. The remaining change in the liability primarily results from adjustments to existing reserves based on a comprehensive review of outstanding claims. Additional information related to the Company’s accounting for products liability costs appears in the “Critical Accounting Policies” portion of this Management’s Discussion and Analysis.
Selling, general and administrative expenses were $212 million (6.3 percent of net sales) in 2010 compared to $207 million (7.4 percent of net sales) in 2009. The increase in selling, general and administrative expenses in total was due primarily to higher professional service expense, costs associated with the Company’s ERP implementation and costs associated with maintaining the Company’s closed facility in Albany, Georgia. These increases were partially offset by reduced incentive-based compensation. The reduced percent to net sales is a result of increased sales in 2010 as the Company effectively controlled its expenses.
During 2010, the Company recorded $21 million in restructuring costs related to the closure of its Albany, Georgia manufacturing facility and a personnel reduction at its U.K. location. The Company recorded $49 million in restructuring costs in 2009 related to the Albany, Georgia closure and the closure of three distribution centers located in Dayton, New Jersey, Moraine, Ohio, and Cedar Rapids, Iowa.
As noted in the Notes to the Consolidated Financial Statements, the Company recorded a $7 million charge during the first quarter of 2009 related to the agreement reached in the Cates retiree medical legal case which is reflected as unallocated corporate charges in 2009.
Interest expense decreased $11 million in 2010 from 2009, primarily due to lower debt levels in both the parent Company and its subsidiaries. The Company repaid $97 million of its parent company Senior Notes in December 2009.
Interest income was $5 million in both 2010 and 2009.

For the year ended December 31, 2010, the Company recorded an income tax expense of $20 million on income from continuing operations before income taxes of $160 million, prior to the deduction of noncontrolling shareholders’ interests of $23 million. Worldwide tax expense was favorably impacted by the decrease in the valuation allowance resulting from changes in U.S. deferred tax asset and liability balances of $2 million. It was unfavorably impacted by the increase in certain foreign deferred net tax assets of $4 million. It was favorably impacted by the continuation of tax holidays for some of the Company’s operations in the PRC in the amount of $5 million. Comparable amounts for 2009 were an income tax expense of $0.2 million on income before taxes from continuing operations of $116 million.
The Company maintains a valuation allowance on its net U.S. deferred tax asset position. A valuation allowance is required pursuant to ASC 740 relating to Accounting for Income Taxes, when, based upon an assessment which is largely dependent upon objectively verifiable evidence including recent operating loss history, expected reversal of existing deferred tax liabilities and tax loss carry back capacity, it is more likely than not that some portion of the deferred tax assets will not be realized. The valuation allowance will be maintained as long as it is more likely than not that some portion of the deferred tax asset may not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the U.S., the Company has recorded significant deferred tax assets, the largest of which relate to products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains a $177 million valuation allowance for the portion of U.S. deferred tax assets exceeding its U.S. deferred tax liabilities. In addition, the Company has recorded valuation allowances of $7 million for deferred tax assets associated with the portion of non-U.S. deferred tax assets exceeding the non-U.S. deferred tax liabilities for a total valuation allowance of $184 million. The pension liability and the associated deferred tax asset adjustment recorded to equity accounts for $134 million of the total valuation allowance at December 31, 2010.
In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company reassesses the possibility of releasing the Valuation Allowance currently in place on its U.S. deferred tax assets. Based upon this assessment, the release of the Valuation Allowance will likely occur during 2011. The required accounting for the release will involve significant tax amounts and it will impact earnings in the quarter in which it is deemed appropriate to release the reserve.
The effects of inflation in areas other than raw materials and utilities did not have a material effect on the results of operations of the Company in 2010.
2009 versus 2008
Consolidated net sales decreased by $103 million in 2009. The decrease in net sales was primarily a result of lower unit volumes in the North American Tire Operations segment ($99 million), unfavorable foreign currency impacts in the International Tire Operations segment ($16 million) and unfavorable pricing and mix in both the North American Tire Operations and International Tire Operations segments ($74 million). These were partially offset by improved unit volumes in the International segment ($86 million).
The Company recorded operating profit in 2009 of $156 million compared to an operating loss of $217 million in 2008. The favorable impacts of lower raw material costs ($411 million), improved manufacturing operations ($54 million), reduced restructuring costs ($28 million) and the non-recurrence of a write-off in 2008 of goodwill in the International Tire Operations segment ($31 million) all contributed to the profit improvement from 2008 to 2009. Partially offsetting improved operating profits were unfavorable pricing and mix ($108 million) and lower unit volumes ($7 million). Other costs, including higher incentive-related compensation, were unfavorable ($16 million). During 2009, the Company recognized a benefit in its North American Tire Operations segment from inventory valuations as a result of the decline in finished goods inventory and the elimination of inventory layers at historically lower costs due to the Company’s LIFO accounting for inventory in this segment. This decline in inventory levels resulted in the Company recognizing a $16 million benefit in operating profit through reduced raw material costs.
The Company experienced significant decreases in the costs of certain of its principal raw materials during 2009 compared with the then record high levels experienced during 2008. The decreases in the cost of natural rubber and petroleum-based materials were the most significant drivers of lower raw material costs during 2009, which were down $411 million from 2008.
Selling, general and administrative expenses were $207 million (7.4 percent of net sales) in 2009 compared to $185 million (6.4 percent of net sales) in 2008. The increase in selling, general and administrative expenses was due primarily to higher incentive-based compensation and increases in accruals for stock-based liabilities.
Products liability costs in 2009 were flat compared to 2008.

During 2009, the Company recorded $49 million in restructuring costs related to the closure of its Albany, Georgia manufacturing facility and the closure of three distribution centers. The Company recorded $76 million in restructuring costs in 2008 related to the two initiatives described in the Restructuring section below.
Interest expense decreased $3 million in 2009 from 2008, primarily due to lower debt levels, principally in the PRC.
Interest income decreased $8 million in 2009 from 2008, primarily as a result of lower interest rates.
The Company recorded dividend income of $2 million from its investment in Kumho Tire Co., Inc. in 2008. The Company sold this investment in the third quarter of 2008.
Other — net increased $6 million in 2009 from 2008 as a result of the Company recording lower foreign currency losses in 2009, reduced losses from an unconsolidated subsidiary and proceeds from the settlement of a lawsuit.
For the twelve months ended December 31, 2009, the Company recorded an income tax expense of $0.2 million on income before taxes from continuing operations of $116 million, prior to the deduction of noncontrolling shareholders’ interests of $32 million. Worldwide tax expense was favorably impacted by the decrease in the valuation allowance against U.S. net deferred tax assets and certain foreign net deferred tax assets. It was also favorably impacted by the continuation of tax holidays for some of the Company’s operations in the PRC and a tax benefit for U.S. “specified liability loss” carrybacks. Comparable amounts for 2008 were an income tax benefit of $30 million on a loss before taxes of $258 million.
The effects of inflation in areas other than raw materials and utilities did not have a material effect on the results of operations of the Company in 2009.
Restructuring
During 2010, the North American Tire Operations and the International Tire Operations segments recorded $20 million and $1 million, respectively, of restructuring expense associated with initiatives announced at various times throughout 2008, 2009 and 2010.
On October 21, 2008, the Company announced it would conduct a capacity study of its U.S. manufacturing facilities. The study was an evolution of the Strategic Plan as outlined by the Company in February 2008. All of the Company’s U.S. manufacturing facilities were included in the review and were analyzed based on a combination of factors, including long-term financial benefits, labor relations and productivity.
At the conclusion of the capacity study, on December 17, 2008, the North American Tire Operations segment announced its plans to close its tire manufacturing facility in Albany, Georgia. This closure resulted in a workforce reduction of approximately 1,330 people. Certain equipment in the facility was relocated to other manufacturing facilities of the Company. The segment ceased production at the Albany facility in the third quarter of 2009 and this initiative was substantially completed as of September 30, 2010.
In the North American Tire Operations segment for 2008, 2009 and 2010, the Company recorded $76 million, $47 million and $20 million, respectively, of net restructuring expense related to the Albany closure. In 2010, restructuring expense included $13 million used for equipment relocation and other costs, $5 million for employee related costs and $2 million to write the Albany land and building down to fair value. In 2009, net restructuring expense included $26 million used for equipment relocation and other costs, $20 million for employee related costs and $1 million to write the Albany land, building and equipment down to fair value. Included in employee related costs are severance and other employee related costs of $15 million, and $5 million of settlement losses partially offset by curtailment gains related to pension benefits. The Company received $3 million in government grant receipts throughout 2009, partially offsetting gross restructuring expense.
Since the inception of this initiative in December 2008, the Company has recorded $142 million of costs related to the closure of the Albany manufacturing facility. This amount includes employee related costs of $25 million and equipment related and other costs of $117 million, including impairment losses of $78 million to write the Albany land, building and equipment to fair value.
During 2009, the Company also recorded restructuring expenses associated with the closure of three North American distribution centers. The closure of these distribution centers impacted approximately 73 people and had a total cost of $22 million. All of the closures were completed by the end of 2009, with any remaining severance payments made in 2010.
In the International Tire Operations segment, Cooper Europe implemented a workforce reduction program during the second quarter of 2010. This initiative impacted 67 employees and was completed during the third quarter of 2010. The Company recorded $1 million of severance cost related to this initiative and all severance amounts have been paid.

Cooper Europe also initiated a restructuring program to reduce headcount to align with production volume requirements during the second quarter of 2009. This initiative resulted in the elimination of 45 positions and was completed early in the third quarter of 2009. The Company recorded $0.4 million of severance cost related to this initiative and all severance amounts have been paid.
North American Tire Operations Segment

		Change		Change
(Dollar amounts in millions)	2008	%	2009	%	2010
Sales	$2,142.1	-6.3%	$2,006.2	20.8%	$2,423.8

Operating profit (loss)	$(174.1)	n/m	$111.0	17.7%	$130.7

Operating margin	-8.1%	13.6 points	5.5%	(.1) point	5.4%

United States unit shipments changes:
Passenger tires
Segment		-4.2%		9.4%
RMA members		-3.4%		5.2%
Total Industry		-2.2%		5.9%

Light truck tires
Segment		-13.6%		7.1%
RMA members		-5.2%		7.5%
Total Industry		-6.5%		4.8%

Total light vehicle tires
Segment		-6.0%		9.0%
RMA members		-3.6%		5.5%
Total Industry		-2.8%		5.7%

Total segment unit sales changes		-5.2%		7.4%
Overview
The North American Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also distributes tires for racing, medium truck and motorcycles that are manufactured at the Company’s subsidiaries. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not sell its products directly to end users, except through three Company-owned retail stores, and does not manufacture tires for sale to the automobile OEMs.
2010 versus 2009
Sales of the North American Tire Operations segment increased $418 million, or 20.8 percent from the sales levels achieved in 2009. The increase in sales was a result of favorable pricing and mix ($259 million) and higher unit volumes ($159 million). In the U.S., the segment’s unit shipments of total light vehicle tires increased 9.0 percent in 2010 from 2009. The increase exceeded the 5.5 percent increase in total light vehicle shipments experienced by the members of the Rubber Manufacturers Association (“RMA”), and also exceeded the 5.7 percent increase in total light vehicle shipments experienced for the total industry (which includes an estimate for non-RMA members). This improvement occurred across nearly all product segments as the Company was able to significantly increase market share. Miles driven increased 1 percent compared to the prior year through November 2010 as reported by the U.S. Department of Transportation. From June through November of 2010, miles driven was reported as a positive every month as compared to 2009.
North American Tire Operations segment operating profit increased $20 million in 2010 compared to 2009. Operating profit increased as a result of favorable pricing and mix ($202 million), reduced production curtailment costs ($47 million), higher unit volumes ($39 million), lower restructuring costs ($29 million), improved manufacturing efficiencies ($18 million) and improvement in other costs, including favorable distribution costs ($6 million). These improvements were partially offset by higher raw material costs ($293 million) and increased products liability charges ($29 million).

The segment’s U.S. based operations determine cost flows using the LIFO method. During 2009, inventory levels declined as a result of the segment’s inventory management as well as increases in global demand for replacement tires in the third and fourth quarters. This decline in inventory levels resulted in the segment recognizing a $16 million benefit in operating profit from inventory valued at historically lower costs. In 2010, no benefit was recognized as inventory levels increased from 2009.
During 2010, the North American Tire Operations segment experienced rapidly increasing raw material costs. The segment’s average raw material index for the full year 2010 increased by 29.6 percent from the full year 2009.
During 2010, the North American Tire Operations segment recorded restructuring charges of $20 million related to the Company’s decision to close its Albany, Georgia manufacturing facility. During 2009, the North American Tire Operations segment recorded restructuring expense of $48 million related to the previously noted Albany manufacturing facility and the decisions to close three distribution centers. See the discussion of these initiatives in the Restructuring section.
2009 versus 2008
Sales of the North American Tire Operations segment decreased $136 million in 2009 from the sales levels achieved in 2008. The decrease in sales was a result of lower unit volumes ($99 million) and unfavorable pricing and mix ($37 million). The volume decline occurred in all product categories, but primarily in broadline and light truck tires similar to the decrease experienced in the industry. Pricing and mix was unfavorable as industry pricing mirrored lower raw material costs as compared to 2008. The pricing reductions all occurred in the first half of 2008 and were partially recovered by price increases during the third and fourth quarters of 2009 in reaction to additional tariffs imposed on imported tires from the PRC.
In the U.S., the segment’s unit shipments of total light vehicle tires decreased 6.0 percent in 2009 from 2008. This decrease exceeded the 3.6 percent decrease in total light vehicle shipments experienced by all members of the RMA and also exceeded the 2.8 percent decrease in total light vehicle shipments for the total industry for 2009. The industry decrease in light vehicle tire units was primarily due to the overall economic conditions in North America during the first half of 2009 as impacts of a global recession affected the demand for tires. During the second half of 2009, the industry began to stabilize and show improvement compared with 2008. Miles driven data increased 0.5 percent during 2009.
Operating profit for the segment increased $285 million in 2009 compared to 2008. The improvement was due to lower raw material costs ($307 million), improved manufacturing operations ($43 million) and reduced restructuring charges ($28 million) as the segment continued to reduce manufacturing overhead and scrap costs through the implementation of Six Sigma and LEAN initiatives. These improvements were partially offset by unfavorable pricing and mix ($46 million), higher incentive-related compensation expense ($27 million), lower unit volumes ($17 million) and the effects of production curtailments during the first half of 2009 required to align production with demand ($4 million). The significant decrease in raw material costs was a result of lower prices for raw materials throughout 2009. Raw material costs had reached then record high levels during the latter part of 2008.
During 2009, inventory levels declined as a result of the segment’s inventory management as well as increases in global demand for replacement tires in the third and fourth quarters. This decline in inventory levels resulted in the segment recognizing a $16 million benefit in operating profit from inventory valued at historically lower costs using the LIFO method.

During 2009, the North American Tire Operations segment recorded restructuring charges of $48 million related to the ongoing initiative to close its Albany, Georgia manufacturing facility, as well as the decisions to close three distribution centers. During 2008, the North American Tire Operations segment recorded restructuring charges of $76 million related to the previously noted Albany manufacturing facility and one of the distribution centers.
International Tire Operations Segment

		Change		Change
(Dollar amounts in millions)	2008	%	2009	%	2010
Sales	$975.0	1.9%	$993.8	28.0%	$1,272.2

Operating profit (loss)	$(30.1)	n/m	$72.8	12.8%	$82.1

Operating margin	-3.1%	10.4 points	7.3%	(.8) points	6.5%

Unit sales change		8.7%		13.8%
Overview
The International Tire Operations segment has affiliated operations in the U.K. and two joint ventures in the PRC. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for the global market. The Cooper Chengshan Tire joint venture manufactures and markets radial and bias medium truck tires as well as passenger and light truck tires for the global market. The Cooper Kenda Tire joint venture currently manufactures light vehicle tires to be exported to markets outside of the PRC. Under the current agreement, until May 2012, all of the tires produced by this joint venture will be exported and sold to the Company and its affiliates around the world. Only a small percentage of the tires manufactured by the segment are sold to OEMs.
2010 versus 2009
Sales of the International Tire Operations segment increased $278 million, or 28.0 percent, from the sales levels achieved in 2009. Contributing to the increase in sales were higher unit volumes ($176 million), primarily from the Company’s joint venture operations in Asia, favorable pricing and mix ($95 million) and favorable foreign exchange rates ($7 million). Despite the increase in unit volumes, the segment was able to actively reduce production of certain lower margin tires, including bias products.
The International Tire Operations segment operating profit in 2010 was $82 million, $9 million higher than in 2009. The increase in operating profit was due to favorable pricing and mix ($132 million), higher unit volumes ($32 million), improved production utilization and manufacturing costs ($9 million) and favorable currency impacts ($6 million). These increases were partially offset by higher raw material costs ($169 million).
2009 versus 2008
Sales of the International Tire Operations segment increased $19 million in 2009 from the sales levels achieved in 2008. The increase in sales was primarily due to higher unit volumes ($87 million) partially offset by unfavorable pricing and mix ($51 million) and the foreign currency impact of a stronger U.S. dollar in relation to the British pound ($17 million). The increase in unit volumes was primarily in the Asian operations of this segment. This increase was the result of unusually weak demand at the end of 2008 followed by relatively strong demand in 2009 as economic stimulus programs in the PRC were implemented. European volumes decreased for the year as a result of the carryover effect from the global economic crisis.
Operating profit for the segment in 2009 was $73 million, $103 million higher than in 2008. Excluding the $31 million write-off of goodwill in 2008, the increase in operating profit was due to lower raw material costs ($104 million), favorable foreign currency impact ($18 million) and improved manufacturing operations ($11 million). These impacts were partially offset by unfavorable pricing and mix ($63 million) and the effects of production curtailments in the European operations required to align production with demand ($2 million).

Discontinued Operations
In 2003 the Company initiated bilateral Advance Pricing Agreement (“APA”) negotiations with the Canadian and U.S. governments to change its intercompany transfer pricing process between a formerly owned subsidiary, Cooper-Standard Automotive, Inc., (“CSA”) and its Canadian affiliate. In 2009 the governments settled the APA between the governments and the taxpayers. On August 19, 2009, the Company filed an action in the U.S. Bankruptcy Court, District of Delaware, in response to the Bankruptcy petition filed by Cooper-Standard Holdings Inc. on August 3, 2009. The action related to the tax refunds owed to the Company pursuant to the September 16, 2004 sale agreement of CSA for pre-disposition periods ending December 23, 2004. The anticipated cash impact to the Company of the APA settlement consisted of a refund of taxes paid in Canada, net of various offsets, of approximately $70,000 and a tax and interest obligation in the U.S. of approximately $31 million which was in the fourth quarter of 2009 and recorded through discontinued operations. On March 17, 2010, the Company entered into a settlement agreement with Cooper Standard Holdings, Inc., et al. to resolve the subject proceedings. Pursuant to the settlement agreement, CSA paid the Company approximately $18 million in 2010 and this amount was recorded through discontinued operations. In addition CSA provided a letter of credit to be issued for the benefit of the Company in the initial amount of $7 million in connection with the Company’s guaranty of a lease for certain property in Surgoinsville, Tennessee. The letter of credit will be payable to the Company for amounts that the Company is called upon to pay in connection with the Company’s guaranty. The settlement agreement also provided for mutual releases with only certain limited obligations under the 2004 sale agreement to remain in force. Based upon the settlement, the Company released liabilities recorded on its books relating to the disposition of CSA in the amount of $7 million through Discontinued Operations net of the tax impact.
The following table provides details of the Company’s discontinued operations:

	2008	2009	2010
Income (loss) related to former automotive operations, net of tax	$0.3	$(31.4)	$24.1

Income (loss) from Oliver Rubber subsidiary, net of tax	(0.2)	(0.3)	—

	$0.1	$(31.7)	$24.1

Outlook for the Company
For 2011, the Company expects that industry demand for tires will vary by region. Demand in developing markets, including the PRC, should remain robust while mature tire markets are forecasted to grow in a range approximating normal historical rates of 2 to 3 percent. The Company intends to manufacture ten percent more tires in 2011 than in 2010 to meet the strong demand for its products, and to rebuild inventory levels to improve customer service. The increase will occur across the supply network and should further leverage the manufacturing structure without requiring significant levels of capital investment which are expected to be between $150 million and $170 million. The Company will also continue to search for alternative tire sources that are a good fit for its long term strategic direction while providing necessary short term economic benefits.
Elevated raw material costs will be a significant issue for the tire industry in 2011 as it was not possible for tire manufacturers’ price increases to keep pace in the short term with the new historic highs for natural rubber experienced in early 2011. Persistent volatility also makes it difficult to accurately predict raw material prices. Raw material costs increased by between 15% and 20% sequentially from the fourth quarter of 2010 to the first quarter of 2011. The Company expects raw material costs to remain at elevated levels after the first quarter; however, the rate of increase should begin to slow during the second quarter. The industry has shown an ability to demonstrate pricing discipline, but these changes in price typically lag the changes in raw material costs. The Company implemented a price increase in the U.S. effective March 15, 2011, for a weighted average of eight to nine percent with the amount of increases varying by product. This follows a February 1, 2011 price increase of 2.5 percent on nearly all light vehicle products. We have also been steadily increasing prices in other regions where we participate.
The Company expects its effective tax rate for 2011 will most likely be between 20 percent and 30 percent.
The Company’s focus in 2011 is on efforts that will further propel the business forward and position the Company to improve shareholder returns. The tactics employed are guided by its Strategic Plan which calls for achieving profitable top line growth, improving its global cost structure and improving organizational capabilities. This focus and prudent management of critical resources should drive increased shareholder value. While there remain significant challenges to successfully competing in the tire industry, the Company is optimistic about opportunities to further improve results.

Liquidity and Capital Resources
Generation and uses of cash — Net cash provided by operating activities of continuing operations was $158 million in 2010. Net income attributable to continuing operations provided $140 million and other non-cash charges totaled $230 million. Partially offsetting these sources of cash were changes in working capital accounts which consumed $212 million as accounts receivable have increased as a result of improved sales; inventory levels decreased during 2009 resulting in a $221 million source of cash while during 2010, the levels increased consuming $149 million of cash; and accrued liabilities have consumed cash as a result of the timing of the accrual and payment of incentives during 2010.
Net cash used in investing activities during 2010 reflects capital expenditures of $120 million, an increase of $40 million from 2009. In 2008, the Company made the final payment related to the purchase of Cooper Chengshan. During the third quarter of 2008, the Company received $107 million as a result of exercising its put option on its investment in Kumho Tire Co., Inc. and sold the available-for-sale securities initially purchased in 2007. Also in 2008, the Company acquired an approximately 38 percent ownership share of a manufacturing operation in Mexico with an investment of $29 million and increased its investment in 2009 by $1 million. The manufacturing facility is located in Guadalajara, Mexico and is the second largest tire plant in Mexico.
The Company’s capital expenditure commitments at December 31, 2010 are $24 million and are included in the “Unconditional purchase” line of the Contractual Obligations table which appears later in this section. These commitments will be satisfied with existing cash and cash flows from operations in early 2011.
In December 2009, the Company repaid $97 million of its Senior Notes. The Company repurchased $14 million of these notes during 2008. During 2008 the Company repurchased 803,300 shares of its common stock for $14 million. During 2009 and 2010, the Company repaid $63 million and $33 million, respectively, of debt borrowed in the PRC. Cooper Kenda received capital contributions in 2008 and 2010 from its non-controlling owner for construction of the tire manufacturing facility in the PRC.
Dividends paid on the Company’s common shares in 2010 were $26 million, compared to $25 million in 2009 and 2008. The Company has maintained a quarterly dividend of 10.5 cents per share in each quarter during the three years ending December 31, 2010. During 2010, stock options were exercised to acquire 508,044 shares of common stock and the Company recorded $3 million of excess tax benefits on equity instruments. During 2009, stock options were exercised to acquire 26,230 shares of common stock and the Company recorded $1.9 million of excess tax benefits on equity instruments.
Available credit facilities — On August 30, 2006, the Company established an accounts receivable securitization facility of up to $175 million. Pursuant to the terms of the facility, the Company is permitted to sell certain of its domestic trade receivables on a continuous basis to its wholly-owned, bankruptcy-remote subsidiary, Cooper Receivables LLC (“CRLLC”). In turn, CRLLC may sell from time to time an undivided ownership interest in the purchased trade receivables, without recourse, to a PNC Bank administered, asset-backed commercial paper conduit. The facility was initially scheduled to expire in August 2009. On September 14, 2007, the Company amended the accounts receivable facility to exclude the sale of certain receivables, reduce the size of the facility to $125 million and to extend the maturity to September 2010. On August 4, 2010, the Company amended the accounts receivable facility to extend the maturity to August 2011. No ownership interests in the purchased trade receivables had been sold to the bank conduit as of December 31, 2010. The Company had issued standby letters of credit under this facility totaling $36 million and $38 million at December 31, 2009 and 2010, respectively.
On November 9, 2007, the Company and its subsidiary, Max-Trac Tire Co., Inc., entered into a Loan and Security Agreement (New Credit Agreement) with a consortium of six banks. This New Credit Agreement provides a $200 million credit facility to the Company and Max-Trac Tire Co., Inc. The New Credit Agreement is a revolving credit facility maturing on November 9, 2012 and is secured by the Company’s U.S. inventory, certain North American accounts receivable that have not been previously pledged and general intangibles related to the foregoing. The New Credit Agreement and the accounts receivable securitization facility have no significant financial covenants until available credit is less than specified amounts. There were no borrowings under the New Credit Agreement at December 31, 2009 or December 31, 2010.
The Company established a $1.2 billion universal shelf registration in 1999 in connection with an acquisition. Fixed rate debt of $800 million was issued pursuant to the shelf registration in December 1999 to fund the acquisition. The remaining $400 million available under the shelf registration continues to be available at December 31, 2010. Securities that may be issued under this shelf registration include debt securities, preferred stock, fractional interests in preferred stock represented by depositary shares, common stock and warrants to purchase debt securities, common stock or preferred stock.
Available cash and contractual commitments — At December 31, 2010, the Company had cash and cash equivalents totaling $413 million. The Company’s additional borrowing capacity, based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at December 31, 2010, was $218 million. The additional borrowing capacity on the Asia credit lines totaled $200 million.

The Company believes that available cash and credit facilities will be adequate to fund its projected capital expenditures, including its portion of capital expenditures in partially-owned subsidiaries, and to meet dividend goals. The long-term debt due within one year and the entire amount of short-term notes payable outstanding at December 31, 2010 is primarily debt of consolidated subsidiaries. The Company expects its subsidiaries to refinance or pay these amounts during 2011.
In connection with its acquisition of Cooper Chengshan, beginning January 1, 2009 and continuing through December 31, 2011, the noncontrolling shareholders have the right to sell and, if exercised, the Company has the obligation to purchase, the remaining 49 percent noncontrolling interest share at a minimum price of $63 million. In 2009, the Company received notification from a noncontrolling shareholder of its intention to exercise its put option and after receiving governmental approvals in 2010, the Company purchased the 14 percent share for $18 million. The remaining noncontrolling shareholder has the right to sell its 35 percent share to the Company at a minimum price of $45 million. At December 31, 2010, the formula price of $19 million is below the minimum price; however, the carrying value exceeds the formula price. The carrying value is the amount shown on the Company’s Consolidated Balance Sheets. This put option is not included in the following table.
The Company’s cash requirements relating to contractual obligations at December 31, 2010 are summarized in the following table:

	Payment Due by Period
(Dollar amounts in thousands)		Less than			After
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$316,128	$5,285	$20,385	$—	$290,458
Capital lease obligations and other	10,481	600	1,200	1,200	7,481
Interest on debt and capital lease obligations	274,243	24,433	46,591	46,257	156,962
Operating leases	97,053	27,688	23,916	16,775	28,674
Notes payable (b)	146,947	146,947	—	—	—
Unconditional purchase (a)	169,481	169,481	—	—	—
Postretirement benefits other than pensions (c)	275,348	17,670	36,631	37,260	183,787
Other long-term liabilities (d)	438,404	212	53,900	41,788	342,504

Total contractual cash obligations	$1,728,085	$392,316	$182,623	$143,280	$1,009,866

(a)	Noncancelable purchase order commitments for capital expenditures and raw materials, principally natural rubber, made in the ordinary course of business.

(b)	Financing obtained from financial institutions in the PRC to support the Company’s operations there.

(c)	Represents both the current and long-term portions of postretirement benefits other than pensions liability.

(d)	Pension liability, products liability, nonqualified benefit plans, warranty reserve and other non-current liabilities.
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
Critical Accounting Policies
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. When more than one accounting principle, or the method of its application, is generally accepted, the Company selects the principle or method that is appropriate in its specific circumstances. The Company’s accounting policies are more fully described in the “Significant Accounting Policies” note to the consolidated financial statements. Application of these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment or estimation than other accounting policies.

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
The Company determines its reserves using the number of incidents expected during a year. During 2009, the Company increased its products liability reserve by $55 million. The addition of another year of self-insured incidents accounted for $38 million of this increase. The Company revised its estimates of future settlements for unasserted and premature claims. In addition, the Company also revised its estimate of the number of additional incidents expected during each year for years subsequent to 2008. These revisions increased the reserve by $3 million. Finally, changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $14 million.

During 2010, the Company increased its products liability reserve by $85 million. The addition of another year of self-insured incidents accounted for $40 million of this increase. The Company revised its estimates of future settlements for unasserted and premature claims. These revisions increased the reserve by $2 million. Finally, changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $43 million. Of this amount, $22 million was the result of the Company increasing its self-insured portion of a jury verdict in one case during the first quarter of 2010. The Company considered the impact of this case when evaluating the assumptions used in establishing reserve balances and did not adjust its assumptions based solely on this case.
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
During 2009, the Company paid $28 million and during 2010, the Company paid $46 million to resolve cases and claims. The Company’s products liability reserve balance at December 31, 2009 totaled $151 million (current portion of $31 million). At December 31, 2010, the products liability reserve balance totaled $191 million (current portion of $42 million).
The products liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company offset by recoveries of legal fees. Legal costs are expensed as incurred and products liability insurance premiums are amortized over coverage periods. The Company is entitled to reimbursement, under certain insurance contracts in place for periods ending prior to April 1, 2003, of legal fees expensed in prior periods based on events occurring in those periods. The Company records the reimbursements under such policies in the period the conditions for reimbursement are met. At December 31, 2010, substantially all legal fees reimbursements have been received related to these pre-April 2003 claims.
Products liability costs totaled $81 million, $82 million and $110 million in 2008, 2009 and 2010, respectively, and include recoveries of legal fees of $6 million, $3 million and $6 million in 2008, 2009 and 2010, respectively. Policies applicable to claims occurring on April 1, 2003, and thereafter, do not provide for recovery of legal fees.
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
The Company must assess the likelihood that it will be able to recover its deferred tax asset. If recovery is questionable, the provision for income tax expense must be increased by recording a valuation allowance when it is more likely than not that some portion of the deferred tax asset may not be realized. The Company has maintained a full valuation allowance against its net U.S. deferred tax asset position at December 31, 2010, as it cannot assure the utilization of these assets before they expire. In the event there is a change in circumstances in the future which would affect the utilization of these deferred tax assets, the tax provision in that accounting period would be adjusted by the amount of the assets then deemed to be realizable.
The Company maintains a valuation allowance on its net U.S. deferred tax asset position. A valuation allowance is required pursuant to ASC 740 relating to Accounting for Income Taxes, when, based upon an assessment which is largely dependent upon objectively verifiable evidence including recent operating loss history, expected reversal of existing deferred tax liabilities and tax loss carry back capacity, it is more likely than not that some portion of the deferred tax assets will not be realized. The valuation allowance will be maintained as long as it is more likely than not that some portion of the deferred tax asset may not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the U.S., the Company has recorded significant deferred tax assets, the largest of which relate to products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains a $177 million valuation allowance for the portion of U.S. deferred tax assets exceeding its U.S. deferred tax liabilities. In addition, the Company has recorded valuation allowances of $7 million for deferred tax assets associated with the portion of non-U.S. deferred tax assets exceeding the non-U.S. deferred tax liabilities for a total valuation allowance of $184 million. The pension liability and the associated deferred tax asset adjustment recorded to equity accounts for $134 million of the total valuation allowance at December 31, 2010.
In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company reassesses the possibility of releasing the Valuation Allowance currently in place on its U.S. deferred tax assets. Based upon this assessment, the release of the Valuation Allowance will likely occur during 2011. The required accounting for the release will involve significant tax amounts and it will impact earnings in the quarter in which it is deemed appropriate to release the reserve.

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
The Company applies the rules under ASC 740-10 in its Accounting for Uncertainty in Income Taxes for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, the Company will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company’s estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. The Company’s liability for unrecognized tax benefits for permanent and temporary book/tax differences for continuing operations, exclusive of interest, totaled approximately $9 million as of December 31, 2010.
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
As discussed in the footnotes to the financial statements, Note 4 — Goodwill and Intangibles, at December 1, 2008, the Company assessed the goodwill in the International Tire Operations segment and determined that impairment existed. Following a review of the valuation of the segment’s identifiable assets, the Company wrote off the goodwill of the segment.
The Company cannot predict the occurrence of future impairment-triggering events. Such events may include, but are not limited to, significant industry or economic trends and strategic decisions made in response to changes in the economic and competitive conditions impacting the Company’s businesses.
Pension and postretirement benefits — The Company has recorded significant pension liabilities in the U.S. and the U.K. and other postretirement benefit liabilities in the U.S. that are developed from actuarial valuations. The determination of the Company’s pension liabilities requires key assumptions regarding discount rates used to determine the present value of future benefits payments, expected returns on plan assets and the rates of future compensation increases. The discount rate is also significant to the development of other postretirement benefit liabilities. The Company determines these assumptions in consultation with its investment advisors and actuaries.
The discount rate reflects the rate used to estimate the value of the Company’s pension and other postretirement liabilities for which they could be settled at the end of the year. When determining the discount rate, the Company discounted the expected pension disbursements over the next fifty years using the Principal Financial Group’s Pension Discount Yield Curve. Based upon this analysis, the Company used a discount rate of 5.35 percent to measure its U.S. pension liabilities, which is lower than the 5.75 percent used at December 31, 2009. The Company used the Citigroup Pension Discount Liability Index yield curve rates to measure its other postretirement benefit liabilities. At December 31, 2010, the Company used a rate of 5.2 percent which is lower than the 5.75 percent used at December 31, 2009. A similar analysis was completed in the U.K. and the Company decreased the discount rate used to measure its U.K. pension liabilities to 5.5 percent at December 31, 2010 from 5.7 percent at December 31, 2009.
The rate of future compensation increases is used to determine the future benefits to be paid for salaried and non-bargained employees, since the amount of a participant’s pension is partially attributable to the compensation earned during his or her career. The rate reflects the Company’s expectations over time for salary and wage inflation and the impacts of promotions and incentive compensation, which is based on profitability. Effective July 1, 2009, the Company froze the Spectrum (salaried employees) Plan in the U.S. so this assumption is not applicable to valuing the pension liability. In the U.K., the Company used 3.4 percent for the estimated future compensation increase at December 31, 2010 compared to a rate of 3.75 percent at December 31, 2009.

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
The Company’s current asset allocation for U.S. plans’ assets is 57 percent in equity securities and 43 percent in debt securities. The Company is considering the adoption of a dynamic asset allocation strategy for the frozen Spectrum plan. This dynamic investment strategy would call for a gradual shifting from equities and intermediate fixed income to a higher allocation to long duration fixed income as the funding ratio of the plan rises. The Company’s investment policy for U.K. plan assets is to maintain an allocation of 60 percent in equity securities and 40 percent in fixed income securities. Equity security investments are structured to achieve a balance between growth and value stocks. The Company determines the annual rate of return on pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio. This computed rate of return is reviewed by the Company’s investment advisors and actuaries. Industry comparables and other outside guidance is also considered in the annual selection of the expected rates of return on pension assets.
The actual return on U.S. pension plans’ assets approximated 11.3 percent in 2010 compared to an asset gain of approximately 22.6 percent in 2009. The actual return on U.K. pension plan assets approximated 13.5 percent in 2010 compared to an asset gain of 15.6 percent in 2009. The Company’s estimate for the expected long-term return on its U.S. plan assets was 8.5 percent which was used to derive 2009 and 2010 pension expense. The expected long-term return on U.K. plan assets used to derive the 2009 and 2010 pension expense was 7.4 percent and 7.5 percent, respectively.
The Company has accumulated net deferred losses resulting from the shortfalls and excesses in actual returns on pension plan assets from expected returns and, in the measurement of pensions liabilities, decreases and increases in the discount rate and the rate of future compensation increases and differences between actuarial assumptions and actual experience totaling $444.6 million at December 31, 2010. These amounts are being amortized in accordance with the corridor amortization requirements of US GAAP over periods ranging from 10 years to 15 years. Amortization of these net deferred losses was $34 million in both 2009 and 2010.
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
In accordance with US GAAP, the Company recognizes the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of its pension and other postretirement benefit (“OPEB”) plans and the net unrecognized actuarial losses and unrecognized prior service costs in the consolidated balance sheets. The unrecognized actuarial losses and unrecognized prior service costs (components of cumulative other comprehensive loss in the stockholders’ equity section of the balance sheet) will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit costs in the same periods will be recognized as a component of other comprehensive income.

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
A decrease in interest rates by ten percent of the actual rates would have adversely affected the fair value of the Company’s fixed-rate, long-term debt by approximately $17 million at December 31, 2010 and $19 million at December 31, 2009. An increase in interest rates by ten percent of the actual rates for the Company’s floating rate long-term debt obligations would not have been material to the Company’s results of operations and cash flows.
To manage the volatility of currency exchange exposures related to future sales and purchases, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. For the residual portion, the Company enters into forward exchange contracts and purchases options with maturities of less than 12 months pursuant to the Company’s policies and hedging practices. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value of cash flows of the underlying exposures being hedged. The Company’s unprotected exposures to earnings and cash flow fluctuations due to changes in foreign currency exchange rates were not significant at December 31, 2010 and 2009.
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31
(Dollar amounts in thousands except per share amounts)

	2008	2009	2010
Net sales	$2,881,811	$2,778,990	$3,360,984
Cost of products sold	2,805,638	2,359,963	2,940,283

Gross profit	76,173	419,027	420,701

Selling, general and administrative	185,064	206,990	211,678
Impairment of goodwill and indefinite-lived intangible asset	31,340	—	—
Restructuring	76,402	48,718	20,649
Settlement of retiree medical case	—	7,050	—

Operating profit (loss)	(216,633)	156,269	188,374

Interest expense	50,525	47,211	36,647
Interest income	(12,887)	(5,193)	(5,265)
Other — net	3,504	(1,272)	(2,834)

Income (loss) from continuing operations before income taxes	(257,775)	115,523	159,826

Provision (benefit) for income taxes	(30,274)	231	20,057

Income (loss) from continuing operations	(227,501)	115,292	139,769

Income (loss) from discontinued operations, net of income taxes	64	(31,653)	24,118

Net income (loss)	(227,437)	83,639	163,887

Net income (loss) attributable to noncontrolling shareholders’ interests	(8,057)	31,872	23,438

Net income (loss) attributable to Cooper Tire & Rubber Company	$(219,380)	$51,767	$140,449

Basic earnings (loss) per share:
Income (loss) from continuing operations available to Cooper Tire & Rubber Company common stockholders	$(3.88)	$1.57	$1.90
Income (loss) from discontinued operations	—	(0.53)	0.39

Net income (loss) available to Cooper Tire & Rubber Company common stockholders	$(3.88)	$1.04	$2.29

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to Cooper Tire & Rubber Company common stockholders	$(3.88)	$1.54	$1.86
Income (loss) from discontinued operations	—	(0.52)	0.38

Net income (loss) available to Cooper Tire & Rubber Company common stockholders	$(3.88)	$1.02	$2.24

See Notes to Consolidated Financial Statements, pages 38 to 66.

CONSOLIDATED BALANCE SHEETS
December 31
(Dollar amounts in thousands)

	2009	2010
ASSETS
Current assets:
Cash and cash equivalents	$426,981	$413,359
Notes receivable	42,599	69,547
Accounts receivable, less allowances of $10,928 in 2009 and $10,811 in 2010	324,424	414,149
Inventories at lower of cost or market:
Finished goods	188,323	240,107
Work in process	22,090	26,735
Raw materials and supplies	88,022	119,985

	298,435	386,827
Other current assets	39,392	56,357

Total current assets	1,131,831	1,340,239
Property, plant and equipment:
Land and land improvements	33,321	34,355
Buildings	320,021	320,997
Machinery and equipment	1,587,306	1,636,700
Molds, cores and rings	246,395	232,153

	2,187,043	2,224,205
Less accumulated depreciation and amortization	1,336,072	1,371,763

Net property, plant and equipment	850,971	852,442
Intangibles, net of accumulated amortization of $23,165 in 2009 and $24,455 in 2010	18,546	17,256
Restricted cash	2,219	2,274
Other assets	96,773	93,326

Total assets (1)	$2,100,340	$2,305,537

(1)	Assets of consolidated variable interest entities (VIEs) were $204,995 and $204,535 at December 31, 2009 and December 31, 2010, respectively. The assets (principally Property, plant and equipment) of the VIEs can only be used to settle obligations of those VIEs.
See Notes to Consolidated Financial Statements, pages 38 to 66.

CONSOLIDATED BALANCE SHEETS
December 31
(Dollar amounts in thousands, except par value amounts)
(Continued)

	2009	2010
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$156,719	$146,947
Accounts payable	300,448	384,464
Accrued liabilities	158,643	152,364
Income taxes	3,955	4,601
Liabilities related to the sale of automotive operations	1,061	—
Current portion of long-term debt	15,515	5,885

Total current liabilities	636,341	694,261

Long-term debt	330,971	320,724
Postretirement benefits other than pensions	244,905	257,657
Pension benefits	272,050	258,321
Other long-term liabilities	145,978	180,082
Long-term liabilities related to the sale of automotive operations	6,043	—
Redeemable noncontrolling shareholders’ interests	83,528	71,442
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued in 2009 and in 2010	87,850	87,850
Capital in excess of par value	70,645	61,444
Retained earnings	1,133,133	1,247,265
Cumulative other comprehensive loss	(470,272)	(468,063)

	821,356	928,496
Less: common shares in treasury at cost (27,327,646 in 2009 and 26,205,336 in 2010)	(490,548)	(467,707)

Total parent stockholders’ equity	330,808	460,789
Noncontrolling shareholders’ interests in consolidated subsidiaries	49,716	62,261

Total equity	380,524	523,050

Total liabilities and equity (1)	$2,100,340	$2,305,537

(1)	Liabilities (principally Notes payable) of consolidated VIEs were $105,806 and $80,414 at December 31, 2009 and December 31, 2010, respectively, and represent claims against the specific assets of the VIEs.
See Notes to Consolidated Financial Statements, pages 38 to 66.

CONSOLIDATED STATEMENTS OF EQUITY
(Dollar amounts in thousands except per share amounts)

		Total Equity
								Noncontrolling
	Redeemable				Cumulative		Total	Shareholders’
	Noncontrolling	Common	Capital In		Other	Common	Parent	Interests in
	Shareholders’	Stock	Excess of	Retained	Comprehensive	Shares in	Stockholders’	Consolidated
	Interests	$1 Par Value	Par Value	Earnings	Income (Loss)	Treasury	Equity	Subsidiaries	Total
Balance at January 1, 2008	$56,686	$86,323	$40,676	$1,350,527	$(213,414)	$(479,558)	$784,554	$41,708	$826,262

Net (loss)	(7,584)			(219,380)			(219,380)	(473)	(219,853)
Other comprehensive income (loss):
Unrecognized postretirement benefits, net of $1,306 tax effect					(234,455)		(234,455)		(234,455)
Currency translation adjustment	3,679				(23,961)		(23,961)	2,932	(21,029)
Change in the fair value of derivatives and unrealized gain on marketable securities, net of $103 tax effect					7,403		7,403		7,403

Comprehensive income (loss)	(3,905)						(470,393)	2,459	(467,934)
Transactions between Cooper Tire & Rubber Company and noncontrolling shareholders								4,250	4,250
Accretion of redeemable noncontrolling shareholders’ interests	9,939			(9,939)			(9,939)		(9,939)
Purchase of 803,300 treasury shares						(13,853)	(13,853)		(13,853)
Stock compensation plans, including tax benefit of $26			3,088	(30)		1,175	4,233		4,233
Cash dividends — $.42 per share				(24,773)			(24,773)		(24,773)

Balance at December 31, 2008	62,720	86,323	43,764	1,096,405	(464,427)	(492,236)	269,829	48,417	328,185

Net income	30,539			51,767			51,767	1,333	53,100
Other comprehensive income (loss):
Unrecognized postretirement benefits, net of $17,337 tax effect					(4,801)		(4,801)		(4,801)
Currency translation adjustment	208				3,774		3,774	(34)	3,740
Change in the fair value of derivatives and unrealized gain on marketable securities, net of $2,397 tax effect					(4,818)		(4,818)		(4,818)

Comprehensive income	30,747						45,922	1,299	47,221
Accretion of redeemable noncontrolling shareholders’ interests	(9,939)			9,939			9,939		9,939
Issuance of 1,527,778 shares of stock		1,527	20,473				22,000		22,000
Stock compensation plans, including tax benefit of $1,944			6,408	(52)		1,688	8,044		8,044
Cash dividends — $.42 per share				(24,926)			(24,926)		(24,926)

Balance at December 31, 2009	83,528	87,850	70,645	1,133,133	(470,272)	(490,548)	330,808	49,716	380,524

Net income	19,376			140,449			140,449	4,062	144,511
Other comprehensive income (loss):
Unrecognized postretirement benefits, net of $1,488 tax effect					(2,949)		(2,949)		(2,949)
Currency translation adjustment	(521)				5,978		5,978	1,733	7,711
Change in the fair value of derivatives and unrealized gain on marketable securities, net of $206 tax effect					(820)		(820)		(820)

Comprehensive income	18,855						142,658	5,795	148,453
Dividends payable to noncontrolling shareholder	(11,637)
Contribution of noncontrolling shareholder								6,750	6,750
Acquisition of noncontrolling shareholders’ interests	(19,304)		1,384				1,384		1,384
Stock compensation plans, including tax benefit of $3,294			(10,585)	(547)		22,841	11,709		11,709
Cash dividends — $.42 per share				(25,770)			(25,770)		(25,770)

Balance at December 31, 2010	$71,442	$87,850	$61,444	$1,247,265	$(468,063)	$(467,707)	$460,789	$62,261	$523,050

See Notes to Consolidated Financial Statements, pages 38 to 66.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31
(Dollar amounts in thousands)

	2008	2009	2010
Operating activities:
Net income/(loss)	$(227,437)	$83,639	$163,887
Adjustments to reconcile net income/(loss) to net cash provided by (used in) continuing operations:
Loss (income) from discontinued operations, net of income taxes	(64)	31,653	(24,118)
Depreciation	138,805	121,483	121,785
Amortization	3,954	2,028	1,936
Deferred income taxes	(3,327)	(6,950)	(1,153)
Stock based compensation	3,924	5,419	6,845
Net impact of inventory write-down and change in LIFO reserve	92,283	(94,790)	64,116
Amortization of unrecognized postretirement benefits	12,963	32,903	32,522
Loss on sale of assets	4,199	874	2,797
Debt extinguishment costs	593	—	—
Restructuring asset write-down	75,557	900	1,845
Impairment of goodwill and indefinite-lived intangible asset	31,340	—	—
Changes in operating assets and liabilities of continuing operations:
Accounts and notes receivable	20,149	(42,544)	(113,197)
Inventories	(217,557)	221,109	(148,785)
Other current assets	(34,600)	26,769	(13,906)
Accounts payable	(46,906)	49,548	78,477
Accrued liabilities	(8,518)	32,658	(11,491)
Other items	(10,350)	13,647	(3,883)

Net cash provided by (used in) continuing operations	(164,992)	478,346	157,677
Net cash provided by (used in) discontinued operations	(2,225)	(33,777)	17,014

Net cash provided by (used in) operating activities	(167,217)	444,569	174,691
Investing activities:
Property, plant and equipment	(128,773)	(79,333)	(119,738)
Proceeds from sale of investment in Kumho Tire Company	106,950	—	—
Proceeds from the sale of (investment in) available-for-sale debt securities	49,765	—	—
Investment in unconsolidated subsidiary	(29,194)	(659)	—
Acquisition of businesses, net of cash acquired	(5,956)	—	—
Proceeds from the sale of assets	6,408	1,535	2,498

Net cash used in continuing operations	(800)	(78,457)	(117,240)
Financing activities:
Payments on long-term debt of parent company	(14,300)	(96,913)	—
Premium paid on debt repurchases	(552)	—	—
Net borrowings (repayments) on debt in partially owned subsidiaries	108,818	(63,111)	(32,726)
Contributions of joint venture partner	4,250	—	6,750
Acquisition of noncontrolling shareholder interest	—	—	(17,920)
Purchase of treasury shares	(13,853)	—	—
Payment of dividends to noncontrolling shareholders	—	—	(11,637)
Payment of dividends	(24,773)	(24,926)	(25,770)
Issuance of common shares and excess tax benefits on options	309	2,301	10,308

Net cash provided by (used in) financing activities	59,899	(182,649)	(70,995)

Effects of exchange rate changes on cash of continuing operations	9,843	(4,154)	(78)

Changes in cash and cash equivalents	(98,275)	179,309	(13,622)
Cash and cash equivalents at beginning of year	345,947	247,672	426,981

Cash and cash equivalents at end of year	$247,672	$426,981	$413,359

See Notes to Consolidated Financial Statements, pages 38 to 66.

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
The following table summarizes the balance sheets of these VIEs at December 31:

	2009	2010
Assets
Cash and cash equivalents	$23,998	$16,360
Accounts receivable	9,359	8,881
Inventories	16,472	26,155
Prepaid expenses	2,688	3,112

Total current assets	52,517	54,508
Net property, plant and equipment	139,705	137,502
Intangibles and other assets	12,773	12,525
Total assets	$204,995	$204,535

Liabilities and stockholders’ equity
Notes payable	$87,016	$71,985
Accounts payable	7,147	8,707
Accrued liabilities	1,118	(278)
Current portion of long-term debt	10,525	—

Current liabilities	105,806	80,414
Stockholders’ equity	99,189	124,121

Total liabilities and stockholders’ equity	$204,995	$204,535

Cash and cash equivalents and Short-term investments - The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.
The Company’s objectives related to the investment of cash not required for operations is to preserve capital, meet the Company’s liquidity needs and earn a return consistent with these guidelines and market conditions. Investments deemed eligible for the investment of the Company’s cash include: 1) U.S. Treasury securities and general obligations fully guaranteed with respect to principal and interest by the government; 2) obligations of U.S. government agencies; 3) commercial paper or other corporate notes of prime quality purchased directly from the issuer or through recognized money market dealers; 4) time deposits, certificates of deposit or bankers’ acceptances of banks rated “A-” by Standard & Poor’s or “A3” by Moody’s; 5) collateralized mortgage obligations rated “AAA” by Standard & Poor’s and “Aaa” by Moody’s; 6) tax-exempt and taxable obligations of state and local governments of prime quality; and 7) mutual funds or outside managed portfolios that invest in the above investments. The Company had cash and cash equivalents totaling $426,981 and $413,359 at December 31, 2009 and December 31, 2010, respectively. The majority of the cash and cash equivalents were invested in eligible financial instruments in excess of amounts insured by the Federal Deposit Insurance Corporation and, therefore, subject to credit risk.
Notes receivable — The Company has received bank secured notes from certain of its customers in the PRC to settle trade accounts receivable. These notes generally have maturities of six months or less.
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
Pre-production costs related to long-term supply arrangements - When the Company has a contractual arrangement for reimbursement of costs incurred during the engineering and design phase of customer-owned mold projects by the customer, development costs are recorded in Other assets in the accompanying consolidated balance sheets. Reimbursable costs for customer-owned molds included in Other assets were $812 and $1,017 at December 31, 2009 and 2010, respectively. Upon completion and acceptance of customer-owned molds, reimbursable costs are recorded as accounts receivable. At December 31, 2009 and 2010, respectively, $243 and $69 were included in Accounts receivable for customer-owned molds.

Earnings (loss) per common share — Net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding each year. Diluted earnings (loss) per share from continuing operations includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings (loss) per share:

(Number of shares and dollar amounts in thousands except per share amounts)	2008	2009	2010
Numerator
Income (loss) from continuing operations attributable to Cooper Tire & Rubber Company	$(219,444)	$83,420	$116,331

Accretion of redeemable noncontrolling shareholders’ interest	(9,939)	9,939	—

Numerator for basic and diluted earnings (loss) per share — income (loss) from continuing operations available to common stockholders	$(229,383)	$93,359	$116,331

Denominator
Denominator for basic earnings (loss) per share - weighted average shares outstanding	59,048	59,439	61,299

Effect of dilutive securities — stock options and other stock units	—	1,242	1,349

Denominator for diluted earnings per share - adjusted weighted average share outstanding	59,048	60,681	62,648

Basic earnings (loss) per share:
Income (loss) from continuing operations available to Cooper Tire & Rubber Company common stockholders	$(3.88)	$1.57	$1.90
Income (loss) from discontinued operations, net of income taxes	—	(0.53)	0.39

Net income (loss) available to Cooper Tire & Rubber Company common stockholders	$(3.88)	$1.04	$2.29

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to Cooper Tire & Rubber Company common stockholders	$(3.88)	$1.54	$1.86
Income (loss) from discontinued operations, net of income taxes	—	(0.52)	0.38

Net income (loss) available to Cooper Tire & Rubber Company common stockholders	$(3.88)	$1.02	$2.24

Options to purchase shares of the Company’s common stock not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares were 503,114 in 2009 and 8,000 in 2010. These options could be dilutive in the future depending on the performance of the Company’s stock. Due to the loss recorded in 2008, 1,239,138 options were not included in the computation of diluted earnings (loss) per share.
The Company repurchased 803,300 shares in 2008. No shares were repurchased in 2009 or 2010.

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
The Company is exposed to price risk related to forecasted purchases of certain commodities that are used as raw materials, principally natural rubber. Accordingly, it uses commodity contracts with forward pricing. These contracts generally qualify for the normal purchase exception under guidance for derivative instruments and hedging activities, and therefore are not subject to its provisions.
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

The products liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company offset by recoveries of legal fees. Legal costs are expensed as incurred and products liability insurance premiums are amortized over coverage periods. The Company is entitled to reimbursement, under certain insurance contracts in place for periods ending prior to April 1, 2003, of legal fees expensed in prior periods based on events occurring in those periods. The Company records the reimbursements under such policies in the period the conditions for reimbursement are met. At December 31, 2010, substantially all legal fees reimbursements have been received related to these pre-April 2003 claims.
Advertising expense — Expenses incurred for advertising include production and media and are generally expensed when incurred. Dealer-earned cooperative advertising expense is recorded when earned. Advertising expense for 2008, 2009 and 2010 was $48,102, $43,690 and $48,432, respectively.
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

	2008	2009	2010
Reserve at January 1	$16,510	$18,244	$23,814

Additions	19,816	23,134	24,791
Payments	(18,082)	(17,564)	(23,681)

Reserve at December 31	$18,244	$23,814	$24,924

Use of estimates — The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of: (1) revenues and expenses during the reporting period; and (2) assets and liabilities, as well as disclosure of contingent assets and liabilities, at the date of the consolidated financial statements. Actual results could differ from those estimates.
Revenue recognition - Revenues are recognized when title to the product passes to customers. Shipping and handling costs are recorded in cost of products sold. Allowance programs such as volume rebates and cash discounts are recorded at the time of sale based on anticipated accrual rates for the year.
Research and development - Costs are charged to cost of products sold as incurred and amounted to approximately $33,514, $35,672 and $39,748 during 2008, 2009 and 2010, respectively. The Company has determined the amounts included here as research and development better align with Accounting Standards Codification (“ASC”) 730, “Research and Development,” that includes all costs that can appropriately be considered in this classification. Previously, a narrow, more restrictive tax definition was used for this calculation. Amounts for prior years have been presented under the new definition.
Accounting pronouncements —
Fair value measurements — In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The Company adopted this guidance on January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Accounting for transfers of financial assets - In June 2009, the FASB issued accounting guidance on accounting for transfers of financial assets. This guidance amends previous guidance by including: the elimination of the qualifying special-purpose entity (QSPE) concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor. Additionally, the guidance requires extensive new disclosures regarding an entity’s involvement in a transfer of financial assets. Finally, existing QSPEs (prior to the effective date of this guidance) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept. The Company adopted this guidance on January 1, 2010. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements but will be considered if the Company elects to utilize its accounts receivable securitization facility.
Consolidation of Variable Interest Entities - In June 2009, the FASB issued accounting guidance on the consolidation of VIEs. This new guidance revises previous guidance by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a variable-interest entity and by changing when it is necessary to reassess who should consolidate a variable interest entity. The Company adopted this guidance on January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
Reclassification — On December 23, 2004, the Company sold its automotive business, Cooper-Standard Automotive, Inc. (“CSA”), to an entity formed by The Cypress Group and Goldman Sachs Capital Partners. The operations of the Company’s Oliver Rubber Company subsidiary (formerly part of the North American Tire Operations segment), were sold on October 5, 2007. These operations are considered to be discontinued operations.
The Company’s consolidated financial statements reflect the accounting and disclosure requirements which mandate the segregation of operating results and the balance sheets related to the discontinued operations from those related to ongoing operations. Accordingly, the consolidated statements of operations for the years ended December 31, 2008, 2009 and 2010 reflect this segregation as income from continuing operations and income from discontinued operations.
Note 2 — Inventories
At December 31, 2009 and 2010, approximately 45 percent and 37 percent, respectively, of the Company’s inventories had been valued under the last-in, first-out (“LIFO”) method. An increase in inventory balances in the PRC has caused this percentage to decrease in 2010. The remaining inventories have been valued under the first-in first-out (“FIFO”) or average cost method and all inventories are stated at the lower of cost or market.
Under the LIFO method, inventories have been reduced by approximately $127,064 and $191,180 at December 31, 2009 and 2010, respectively, from current cost which would be reported under the FIFO method. Inventories in the U.S. which are accounted for under the LIFO method declined in 2009 from 2008. As a result of this inventory decline, cost of products sold for 2009 was reduced $15,600 in the North American Tire Operations segment.
The Company’s International Tire Operations segment pre-purchased significant amounts of raw materials, particularly natural rubber during a period when prices for these commodities were high at the end of 2008. This was done with the intent of assuring supply and minimizing future costs. At the end of 2008 demand for tires severely declined affecting the rate at which these raw materials could be used and the number of units in finished goods inventory. The Company was required to record a charge of $5,809 related to these raw materials and $4,428 related to finished goods at the end of 2008 to adhere to lower of cost or market accounting principles.
Note 3 — Other Current Assets
Other current assets at December 31 are as follows:

	2009	2010
Income tax recoverable	$9,967	$29,957
Assets held for sale	10,000	8,155
Other	19,425	18,245

	$39,392	$56,357

The land, building and certain manufacturing equipment located at the Albany, Georgia are now classified as “assets held for sale” at estimated fair value less costs to sell determined based on a signed Real Estate Purchase Agreement. The fair value of these assets, $8,155 at December 31, 2010, is considered a Level 2 valuation. See Note 16 for additional details on the Albany restructuring.

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
During the fourth quarters of 2009 and 2010, the Company completed its annual intangible assets impairment tests and no impairment was indicated.
The following table presents intangible assets and accumulated amortization balances as of December 31, 2009 and 2010:

	December 31, 2009			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Definite-lived:
Trademarks and tradenames	$10,891	$(4,467)	$6,424	$10,891	$(5,060)	$5,831
Patents and technology	15,038	(14,606)	432	15,038	(14,764)	274
Other	5,965	(4,092)	1,873	5,965	(4,631)	1,334

	31,894	(23,165)	8,729	31,894	(24,455)	7,439

Indefinite-lived:
Trademarks	9,817	—	9,817	9,817	—	9,817

	$41,711	$(23,165)	$18,546	$41,711	$(24,455)	$17,256

Estimated amortization expense over the next five years is as follows: 2011 — $1,259, 2012 - $1,237, 2013 — $863, 2014 — $613 and 2015 — $593.
Note 5 — Other Assets
Other assets at December 31 are as follows:

	2009	2010
Investment in unconsolidated subsidiary	$20,835	$24,398
Deferred tax assets	31,892	27,369
Land use rights	11,078	10,921
Tax incentives	11,375	11,724
Other	21,593	18,914

	$96,773	$93,326

During 2008, the Company invested $29,200 in a Mexican tire manufacturing operation and obtained an approximate 38 percent ownership interest and recorded its share of the loss of the operation in the amount of $2,352 in Other — net on the statements of operations. During 2009, the Company invested an additional $659, recorded its share of the loss of the operations of $672 in Other — net on the statements of operations and recorded a currency loss of $6,000 included in the Cumulative currency translation adjustment of the Cumulative other comprehensive loss component of Stockholders’ equity. In 2010, the Company recorded its share of the profit of the operations of $2,456 in Other —net on the Consolidated Statements of Operations and recorded a currency gain of $1,107 included in the Cumulative currency translation adjustment of the Cumulative other comprehensive loss component of Stockholders’ equity.

Note 6 — Accrued Liabilities
Accrued liabilities at December 31 are as follows:

	2009	2010
Payroll and withholdings	$55,087	$45,862
Products liability	30,805	41,892
Warranty	18,210	19,669
Other postretirement benefits	17,021	17,692
Foreign currency loss on derivative financial instruments	2,080	3,977
Other	35,440	23,272

	$158,643	$152,364

Note 7 — Income Taxes
Components of income (loss) from continuing operations before income taxes and noncontrolling shareholders’ interests are as follows:

	2008	2009	2010
United States	$(228,398)	$35,200	$67,579
Foreign	(29,377)	80,323	92,247

Total	$(257,775)	$115,523	$159,826

The provision (benefit) for income tax for continuing operations consists of the following:

	2008	2009	2010
Current:
Federal	$(31,368)	$(3,990)	$2,823
State and local	147	966	3,716
Foreign	4,274	10,020	10,731

	(26,947)	6,996	17,270

Deferred:
Federal	(2,005)	(770)	3,921
State and local	—	—	—
Foreign	(1,322)	(5,995)	(1,134)

	(3,327)	(6,765)	2,787

	$(30,274)	$231	$20,057

A reconciliation of income tax expense (benefit) for continuing operations to the tax based on the U.S. statutory rate is as follows:

	2008	2009	2010
Income tax provision (benefit) at 35%	$(90,221)	$40,423	$55,939

State and local income tax, net of federal income tax effect	(6,399)	628	1,913

U.S. tax credits	(2,415)	(1,478)	(2,220)

Difference in effective tax rates of international operations	13,235	(24,078)	(22,689)

Interest on tax settlement	—	(4,239)	—

Valuation allowance	54,458	(14,139)	(9,423)

Other — net	1,068	3,114	(3,463)

Income tax expense	$(30,274)	$231	$20,057
Payments, including discontinued operations, for income taxes in 2008, 2009 and 2010, net of refunds, were $10,351, ($8,405) and $30,186, respectively.
Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2009	2010
Deferred tax assets:
Postretirement and other employee benefits	$189,269	$183,983
Products liability	45,753	61,510
Net operating loss, capital loss, and tax credits carryforwards	47,708	37,966
All other items	49,515	49,129

Total deferred tax assets	332,245	332,588

Deferred tax liabilities:
Property, plant and equipment	(108,398)	(106,716)
All other items	(15,189)	(14,591)

Total deferred tax liabilities	(123,587)	(121,307)

	208,658	211,281
Valuation allowances	(176,766)	(183,912)

Net deferred tax asset	$31,892	$27,369

The net deferred tax assets are included in the consolidated balance sheets in Other assets.
At December 31, 2010, the Company has apportioned state tax losses of $152,559 and foreign tax losses of $20,797 available for carryforward. The Company also has U.S. federal tax credits of $1,357 and state tax credits of $4,209 in addition to U.S. capital losses of $53,516 available for carryforward. Valuation allowances have been provided for those items which, based upon an assessment, it is more likely than not that some portion may not be realized. The U.S. federal and state tax loss carryforwards and other tax attributes will expire from 2011 through 2029. The foreign tax losses expire no sooner than 2012. The U.S. capital loss carryforward will expire in 2015.

The Company applies ASC 740 in Accounting for Income Taxes including ASC 740-10 relating to Accounting for Uncertainty in Income Taxes. The Company’s liability for unrecognized tax benefits for permanent and temporary book/tax differences for continuing operations, exclusive of interest, total approximately $9,237 as itemized in the tabular roll forward below:

	2008	2009	2010
Balance at January 1	$3,777	$7,623	$7,517
Settlements for tax positions of prior years	—	(164)	—
Additions for tax positions of the current year	1,640	934	1,686
Additions for tax positions of prior years	2,307	18	62
Reductions for tax positions of prior years	(101)	(894)	(28)

Balance at December 31	$7,623	$7,517	$9,237

Of this amount, the effective rate would change upon the recognition of approximately $7,858 of these unrecognized tax benefits. The Company accrued, through the tax provision, approximately $419, $451 and $79 of interest expense for 2008, 2009 and 2010 respectively. At December 31, 2010, the Company has $524 of interest accrued.
U.S. income taxes were not provided on a cumulative total of approximately $211,169 of undistributed earnings, as well as a minimal amount of other comprehensive income for certain non-U.S. subsidiaries. The Company currently intends to reinvest these earnings in operations outside the U.S. It is not practicable to determine the amount of additional U.S. income taxes that could be payable upon remittance of these earnings since taxes payable would be reduced by foreign tax credits based upon income tax laws and circumstances at the time of distribution. The Company has joint ventures in the PRC that have been granted full and partial income tax holidays which resulted in a $5,140, ($.08 earnings per share) favorable impact to the Company in 2010. The holidays terminate after five years and begin to be completed after 2010.
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
The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by tax authorities for years prior to 2002.
Note 8 — Debt
On August 30, 2006, the Company established an accounts receivable securitization facility of up to $175,000. Pursuant to the terms of the facility, the Company is permitted to sell certain of its domestic trade receivables on a continuous basis to its wholly-owned, bankruptcy-remote subsidiary, Cooper Receivables LLC (“CRLLC”). In turn, CRLLC may sell from time to time an undivided ownership interest in the purchased trade receivables, without recourse, to a PNC Bank administered, asset-backed commercial paper conduit. The facility was initially scheduled to expire in August 2009. On September 14, 2007, the Company amended the accounts receivable facility to exclude the sale of certain receivables, reduce the size of the facility to $125 million and to extend the maturity to September 2010. On August 4, 2010, the Company amended the accounts receivable facility to extend the maturity to August 2011. No ownership interests in the purchased trade receivables had been sold to the bank conduit as of December 31, 2010. The Company had issued standby letters of credit under this facility totaling $36,000 and $38,000 at December 31, 2009 and 2010, respectively.
On November 9, 2007, the Company and its subsidiary, Max-Trac Tire Co., Inc., entered into a Loan and Security Agreement (New Credit Agreement) with a consortium of six banks. This New Credit Agreement provides a $200,000 credit facility to the Company and Max-Trac Tire Co., Inc. The New Credit Agreement is a revolving credit facility maturing on November 9, 2012 and is secured by the

Company’s U.S. inventory, certain North American accounts receivable that have not been previously pledged and general intangibles related to the foregoing. The New Credit Agreement and the accounts receivable securitization facility have no financial covenants. Borrowings under the New Credit Agreement bear a margin based on the London Interbank Offered Rate. There were no borrowings under the New Credit Agreement at December 31, 2009 or December 31, 2010.
In 2010, Industrial Revenue Bonds (IRBs) were issued by the City of Texarkana to finance the design, equipping, construction and start-up of the expansion of the Texarkana manufacturing facility. Because the assets related to the expansion provide security for the bonds issued by the City of Texarkana, the City retains title to the assets. However, the Company has recorded the property in its Consolidated Statements of Financial Position, along with a capital lease obligation to repay the proceeds of the IRB because the arrangement is cancelable at any time at the Company’s request. The Company has also purchased the IRBs and therefore is the bondholder as well as the borrower/lessee of the property purchased with the IRB proceeds. The capital lease obligation and IRB asset are recorded net in the Consolidated Statements of Financial Position. At December 31, 2010, the assets and liabilities associated with these City of Texarkana IRBs were $11,200.
The following table summarizes the long-term debt of the Company at December 31, 2009 and 2010 and, except for capital leases; the long-term debt is due in an aggregate principal payment on the due date:

	2009	2010
Parent company
8% unsecured notes due December 2019	173,578	173,578
7.625% unsecured notes due March 2027	116,880	116,880
Capitalized leases and other	11,081	10,481

	301,539	300,939
Subsidiaries
3.718% to 7.47% unsecured notes due in 2010	14,915	—
5.13% unsecured notes due in 2011	9,522	5,285
4.86% to 5.13% unsecured notes due in 2012	20,510	20,385

	44,947	25,670

	346,486	326,609
Less current maturities	15,515	5,885

	$330,971	$320,724

Over the next five years, the Company has payments related to the above debt of: 2011 — $5,885, 2012 — $20,985, 2013 — $600, 2014 — $600 and 2015 — $600. In addition, the Company’s partially owned, consolidated subsidiary operations in the PRC have short-term notes payable of $147 million due in 2011. The weighted average interest rate of the short-term notes payable at December 31, 2009 and 2010 was 3.68 percent and 3.72 percent, respectively.
Interest paid on debt during 2008, 2009 and 2010 was $51,964, $48,125 and $37,758, respectively. The amount of interest capitalized was $1,683, $663 and $959 during 2008, 2009 and 2010, respectively.
Note 9 — Fair Value of Financial Instruments
Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. Exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations are offset by the change in values of the fair value foreign currency hedges. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish kronar, Mexican peso and Chinese yuan generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2009 and 2010 was $207,600 and $234,600, respectively. The counterparties to each of these agreements are major commercial banks. Management believes that the probability of losses related to credit risk on investments classified as cash and cash equivalents is unlikely.
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

Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately $(2,136) and $(3,032) as of December 31, 2009 and 2010, respectively) are recorded as a separate component of stockholders’ equity in the accompanying consolidated balance sheets and reclassified into earnings as the hedged transaction affects earnings.
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
The following table presents the location and amounts of derivative instrument fair values in the Statement of Financial Position:

	December 31, 2009		December 31, 2010
Designated as hedging instruments	Accrued liabilities	$2,158	Accrued liabilities	$3,413

Not designated as hedging instruments	Accrued liabilities	$(78)	Accrued liabilities	$564
The following table presents the location and amount of gains and losses on derivative instruments in the Consolidated Statements of Operations:

Amount of (Loss)
	Amount of (Loss)		Reclassified		Amount of (Loss)
	Recognized in		from Cumulative		Recognized in
	Other Comprehensive		Other Comprehensive		Income
	Income on Derivative		Loss into Income		on Derivative
	(Effective Portion)		(Effective Portion)		(Ineffective Portion)
Derivatives in
Cash Flow	Year	Year	Year	Year	Year	Year
Hedging	Ended	Ended	Ended	Ended	Ended	Ended
Relationships	Dec. 31, 2009	Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2010
Foreign exchange contracts	$(7,208)	$(1,795)	$(4,198)	$(692)	$(458)	$(161)

	Location of	Amount of Gain (Loss)
	Gain (Loss)	Recognized in Income on Derivatives
Derivatives not	Recognized	Year	Year
Designated as	in Income on	Ended	Ended
Hedging Instruments	Derivatives	Dec. 31, 2009	Dec. 31, 2010
Foreign exchange contracts	Other income (expense)	$142	$(758)

Interest swap contracts	Other income (expense)	1,855	—

		$1,997	$(758)

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
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2010:

		Quoted Prices	Significant
	Total	in Active Markets	Other	Significant
	Derivative	for Identical	Observable	Unobservable
	(Assets)	Assets	Inputs	Inputs
Foreign Exchange Contracts	Liabilities	Level (1)	Level (2)	Level (3)
December 31, 2010	$3,977		$3,977

December 31, 2009	$2,080		$2,080
The land, building and certain manufacturing equipment located at Albany, Georgia are now classified as “assets held for sale” at estimated fair value less costs to sell determined based on a signed Real Estate Purchase Agreement. The fair value of these assets, $8,155 at December 31, 2010, is considered a Level 2 valuation. See Note 16 for additional details on the Albany restructuring initiative.

The fair value of the Company’s debt is based upon prices of similar instruments in the marketplace. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2009		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$426,981	$426,981	$413,359	$413,359
Notes receivable	42,599	42,599	69,547	69,547
Notes payable	(156,719)	(156,719)	(146,947)	(146,947)
Current portion of long-term debt	(15,515)	(15,515)	(5,885)	(5,885)
Long-term debt	(330,971)	(309,371)	(320,724)	(322,124)
Derivative financial instruments	(2,080)	(2,080)	(3,977)	(3,977)
Note 10 — Pensions and Postretirement Benefits Other than Pensions
The Company and its subsidiaries have a number of plans providing pension, retirement or profit-sharing benefits. The plans cover substantially all U.S. domestic employees. There are also plans that cover a significant number of employees in the U.K. and Germany. These plans include defined benefit and defined contribution plans. The Company has an unfunded, nonqualified supplemental retirement benefit plan covering certain employees whose participation in the qualified plan is limited by provisions of the Internal Revenue Code.
For defined benefit plans, benefits are generally based on compensation and length of service for salaried employees and length of service for hourly employees. In 2002, a new hybrid pension plan covering all domestic salaried and non-bargained hourly employees was established. Employees at the effective date, meeting certain requirements, were grandfathered under the previous defined benefit rules. The new hybrid pension plan covering non-grandfathered employees resembles a savings account. Nominal accounts are credited based on a combination of age, years of service and percentage of earnings. A cash-out option is available upon termination or retirement. Employees of certain of the Company’s foreign operations are covered by either contributory or non-contributory trusteed pension plans. During 2009, the Company froze the pension benefits in its Spectrum (salaried employees) Plan in the U.S., and in the U.K., it modified its early retirement benefits, both actions resulting in lower pension liabilities.
Participation in the Company’s defined contribution plans is voluntary. The Company matches certain plan participants’ contributions up to various limits. Participants’ contributions are limited based on their compensation and, for certain supplemental contributions which are not eligible for company matching, based on their age. Company contributions for certain of these plans are dependent on operating performance. Expense for those plans was $0, $9,150 and $12,827 for 2008, 2009 and 2010, respectively.
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
In accordance with US GAAP, the Company recognizes the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of its pension and other postretirement benefit (“OPEB”) plans and the net unrecognized actuarial losses and unrecognized prior service costs in the consolidated balance sheets. The unrecognized actuarial losses and unrecognized prior service costs (components of cumulative other comprehensive loss in the stockholders’ equity section of the balance sheet) will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit costs in the same periods will be recognized as a component of other comprehensive income.

The following table reflects changes in the projected obligations and fair market values of assets in all defined benefit pension and other postretirement benefit plans of the Company:

	2009			2010
	Pension Benefits			Pension Benefits			Other Postretirement Benefits
	Domestic	International	Total	Domestic	International	Total	2009	2010
Change in benefit obligation:
Projected Benefit Obligation at January 1	$779,890	$214,641	$994,531	$826,458	$313,659	$1,140,117	$252,679	$261,926
Service cost — employer	6,532	1,852	8,384	4,316	2,327	6,643	3,431	3,160
Service cost — employee	—	2,273	2,273	—	2,660	2,660	—	—
Interest cost	43,650	14,765	58,415	45,653	16,923	62,576	14,740	14,115
Amendments	(20,010)	(8,215)	(28,225)	—	(2,260)	(2,260)	7,700	(8,956)
Actuarial (gain)/loss	84,442	73,605	158,047	53,761	12,729	66,490	(5,790)	15,478
Benefits paid	(68,046)	(10,580)	(78,626)	(64,206)	(14,426)	(78,632)	(10,834)	(10,375)
Foreign currency translation effect	—	25,317	25,317	—	(10,994)	(10,994)	—	—

Projected Benefit Obligation at December 31	$826,458	$313,659	$1,140,117	$865,982	$320,618	$1,186,600	$261,926	$275,348

Change in plans’ assets:
Fair value of plans’ assets at January 1	$553,005	$172,901	$725,906	$654,991	$213,189	$868,180	$—	$—
Actual return on plans’ assets	126,028	21,846	147,875	71,350	27,076	98,426	—	—
Employer contribution	44,004	7,597	51,600	36,692	8,404	45,096	—	—
Employee contribution	—	2,273	2,273	—	2,660	2,660	—	—
Benefits paid	(68,046)	(10,580)	(78,626)	(64,206)	(14,426)	(78,632)	—	—
Foreign currency translation effect	—	19,152	19,152	—	(7,407)	(7,407)	—	—

Fair value of plans’ assets at December 31	$654,991	$213,189	$868,180	$698,827	$229,496	$928,323	$—	$—

Funded status	$(171,467)	$(100,470)	$(271,937)	$(167,155)	$(91,122)	$(258,277)	$(261,926)	$(275,348)

Amounts recognized in the balance sheets:
Other assets	$—	$113	$113	$—	$44	$44	$—	$—
Accrued liabilities	—	—	—	—	—	—	(17,021)	(17,692)
Postretirement benefits other than pensions	—	—	—	—	—	—	(244,905)	(257,657)
Pension benefits	(171,467)	(100,583)	(272,050)	(167,155)	(91,166)	(258,321)
Included in cumulative other comprehensive loss at December 31, 2009 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of ($11,951) (($9,455) net of tax) and unrecognized actuarial losses of $557,722 ($484,568 net of tax).
Included in cumulative other comprehensive loss at December 31, 2010 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of ($13,443) (($10,620) net of tax) and unrecognized actuarial losses of $560,160 ($488,682 net of tax). The prior service credit and actuarial loss included in cumulative other comprehensive loss that are expected to be recognized in net periodic benefit cost during the fiscal year-ended December 31, 2011 are ($1,400) and $37,200, respectively.
The underfunded status of the pension plans of $258,277 at December 31, 2010 is recognized in the accompanying consolidated balance sheets as Other assets for those overfunded plans and Pension benefits for those underfunded plans. The unfunded status of the other postretirement benefits is recognized as Accrued liabilities for the current portion of $17,692 and as Postretirement benefits other than pensions for the long-term portion of $257,657.
The accumulated benefit obligation for all defined benefit pension plans was $1,135,328 and $1,183,474 at December 31, 2009 and 2010, respectively.

Weighted average assumptions used to determine benefit obligations at December 31:

			Other
	Pension Benefits		Postretirement Benefits
	2009	2010	2009	2010
All plans
Discount rate	5.74%	5.39%	5.75%	5.20%
Rate of compensation increase	1.03%	0.92%	—	—

Domestic plans
Discount rate	5.75%	5.35%	5.75%	5.20%
Rate of compensation increase	—	—	—	—

Foreign plans
Discount rate	5.70%	5.50%	—	—
Rate of compensation increase	3.74%	3.39%	—	—
At December 31, 2010, the weighted average assumed annual rate of increase in the cost of medical benefits was 8.6 percent for 2011 trending linearly to 5.0 percent per annum in 2020.

	Pension Benefits - Domestic			Pension Benefits - International
	2008	2009	2010	2008	2009	2010
Components of net periodic benefit cost:
Service cost	$18,498	$6,532	$4,316	$3,377	$1,852	$2,327
Interest cost	46,165	43,650	45,653	17,734	14,764	16,923
Expected return on plan assets	(61,818)	(42,001)	(50,457)	(19,666)	(13,580)	(15,249)
Amortization of prior service cost	158	(874)	—	325	(177)	(600)
Amortization of actuarial loss	10,243	31,737	27,741	1,350	2,524	5,924
Spectrum plan freeze	—	(10,133)	—	—	—	—
Albany curtailment gain	—	(5,220)	—	—	—	—
Recognized actuarial loss (gain)	—	9,956	4,323	—	—	(673)

Net periodic benefit cost	$13,246	$33,647	$31,576	$3,120	$5,383	$8,652

	Other Post Retirement Benefits
	2008	2009	2010
Components of net periodic benefit cost:
Service cost	$4,974	$3,637	$3,160
Interest cost	15,492	14,765	14,115
Amortization of prior service cost	(308)	(307)	(542)
Amortization of actuarial loss	1,196	—	—

Net periodic benefit cost	$21,354	$18,095	$16,733
Pension benefits in the Spectrum (salaried employees) Plan were frozen effective July 1, 2009. The impact of the pension freeze was a reduction of pension expense for 2009 of $7,800.

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

				Other
	Pension Benefits			Postretirement Benefits
	2008	2009	2010	2008	2009	2010
All plans
Discount rate	5.97%	6.11%	5.74%	6.00%	6.00%	5.75%
Expected return on plan assets	8.25%	8.22%	8.24%	—	—	—
Rate of compensation increase	3.46%	3.32%	1.03%	—	—	—

Domestic plans
Discount rate	6.00%	6.00%	5.75%	6.00%	6.00%	5.75%
Expected return on plan assets	8.50%	8.50%	8.50%	—	—	—
Rate of compensation increase	3.25%	3.25%	0.00%	—	—	—

Foreign plans
Discount rate	5.89%	6.49%	5.70%	—	—	—
Expected return on plan assets	7.55%	7.32%	7.44%	—	—	—
Rate of compensation increase	3.96%	3.55%	3.74%	—	—	—
The following table lists the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets at December 31, 2009 and 2010:

	2009		2010
	Projected	Accumulated	Projected	Accumulated
	benefit	benefit	benefit	benefit
	obligation	obligation	obligation	obligation
	exceeds plan	exceeds plan	exceeds plan	exceeds plan
	assets	assets	assets	assets
Projected benefit obligation	$1,137,709	$1,137,709	$1,184,320	$1,184,320
Accumulated benefit obligation	1,132,988	1,132,988	1,181,208	1,181,208
Fair value of plan assets	867,500	867,500	925,999	925,999
Assumed health care cost trend rates for other postretirement benefits have a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Percentage Point
	Increase	Decrease
Increase (decrease) in total service and interest cost components	$108	$(94)
Increase (decrease) in the postretirement benefit obligation	3,433	(3,091)

The Company’s weighted average asset allocations for its domestic and U.K. pension plans’ assets at December 31, 2009 and December 31, 2010 by asset category are as follows:

	U.S. Plans		U.K. Plan
Asset Category	2009	2010	2009	2010
Equity securities	66%	57%	59%	61%
Debt securities	34	42	35	33
Other investments	0	0	5	5
Cash	0	1	1	1

Total	100%	100%	100%	100%

In the U.S., the Company is considering the adoption of a dynamic asset allocation strategy for the frozen Spectrum pension plan. This dynamic investment strategy calls for a gradual shifting from equities and intermediate fixed income to a higher allocation of long duration fixed income as the funding ratio of the plan rises. The Company’s investment policy for U.K. plan assets is to maintain an allocation of 60 percent in equity securities and 40 percent in fixed income securities. Rebalancing of asset portfolios occurs periodically if the mix differs from the target allocation. Equity security investments are structured to achieve a balance between growth and value stocks. The Company also has a pension plan in Germany and the assets of that plan consist of investments in a German insurance company.
The fair market value of U.S. plan assets was $654,991 and $698,827 at December 31, 2009 and 2010, respectively. The fair market value of the U.K. plan assets was $210,669 and $227,173 at December 31, 2009 and 2010, respectively. The fair market value of the German pension plan assets was $2,519 and $2,324 at December 31, 2009 and 2010, respectively.
The table below classifies the assets of the U.S. and U.K. plans using the Fair Value Hierarchy described in Note 9 — Fair Value of Financial Instruments:

		Fair Value Heirarchy
	Total	Level 1	Level 2	Level 3
United States plans
Cash	$6,549	$6,549	$—	$—
Equity securities	397,682	—	397,682	—
Fixed income securities	294,596	—	294,596	—

	$698,827	$6,549	$692,278	$—

United Kingdom plan
Cash	$2,854	$2,854	$—	$—
Equity securities	138,141	—	138,141	—
Fixed income securities	75,364	—	75,364	—
Other investments	10,814	—	—	10,814

	$227,173	$2,854	$213,505	$10,814

Individual equity and fixed income securities are valued using quoted prices from the published market prices. Commingled equity and fixed income funds are valued using significant observable inputs of net asset value provided by the fund manager. The net asset value is based on the value of the underlying assets owned by the funds.
The Level 3 asset in the U.K. plan is an investment in a European Infrastructure fund. The fair market value is determined by the fund manager using a discounted cash flow methodology. The future cash flows expected to be generated by the assets of the fund and made available to investors are estimated and then discounted back to the valuation data. The discount rate is derived by adding a risk premium to the risk-free interest rate applicable to the country in which the asset is located.

The following table details the activity in this investment for the year ended December 31, 2009 and 2010:

	2009	2010
Balance at January 1	$10,007	$9,788

Contributions		1,335
Disbursements	(153)	(166)
Change in fair value	(1,102)	187
Foreign currency translation effect	1,036	(330)

Balance at December 31	$9,788	$10,814

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
During 2010, the Company contributed $45,096 to its domestic and foreign pension plans, and during 2011, the Company expects to contribute between $40,000 and $45,000 to its domestic and foreign pension plans.
The Company estimates its benefit payments for its domestic and foreign pension plans and other postretirement benefit plans during the next ten years to be as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
2011	$67,000	$18,000
2012	67,000	18,000
2013	70,000	18,000
2014	70,000	19,000
2015	72,000	19,000
2016 through 2020	382,000	97,000
Note 11 — Other Long-term Liabilities
Other long-term liabilities at December 31 are as follows:

	2009	2010
Products liability	$120,616	$149,141
Other	25,362	30,941

	$145,978	$180,082

Note 12 — Common Stock
There were 13,998 common shares reserved for grants under compensation plans and contributions to the Company’s Spectrum Investment Savings Plan and Pre-Tax Savings plans at December 31, 2010. The Company matches contributions made by participants to these plans in accordance with a formula based upon the financial performance of the Company. Matching contributions are directed to the Company Stock Fund; however, employees may transfer these contributions to any of the other investment funds offered under the plans.

Note 13 — Cumulative Other Comprehensive Loss
The balances of each component of cumulative other comprehensive loss in the accompanying consolidated statements of equity are as follows:

	2009	2010
Cumulative currency translation adjustment	$6,970	$12,948
Changes in the fair value of derivatives and unrealized gains/(losses) on marketable securities	(2,154)	(3,180)
Tax effect	25	231

Net	(2,129)	(2,949)

Unrecognized postretirement benefit plans	(545,771)	(546,717)
Tax effect, net of valuation allowance	70,658	68,655

Net	(475,113)	(478,062)

	$(470,272)	$(468,063)

Note 14 — Stock-Based Compensation
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
The following table discloses the amount of stock based compensation expense:

	Stock Based Compensation
	2008	2009	2010
Stock options	$350	$943	$1,414
Restricted stock units	1,796	1,667	745
Performance based units	1,778	2,809	4,686

Total stock based compensation	$3,924	$5,419	$6,845

Stock Options
The Company’s 1998, 2001, 2006 and 2010 incentive compensation plans allow the Company to grant awards to key employees in the form of stock options, stock awards, restricted stock units, stock appreciation rights, performance units, dividend equivalents and other awards. The 1996 incentive stock option plan and the 1998, 2001, 2006 and 2010 incentive compensation plans provide for granting options to key employees to purchase common shares at prices not less than market at the date of grant. Options under these plans may have terms of up to ten years becoming exercisable in whole or in consecutive installments, cumulative or otherwise. The plans allow the granting of nonqualified stock options which are not intended to qualify for the tax treatment applicable to incentive stock options under provisions of the Internal Revenue Code.
The Company’s 2002 nonqualified stock option plan provides for granting options to directors who are not current or former employees of the Company to purchase common shares at prices not less than market at the date of grant. Options granted under this plan have a term of ten years and become exercisable one year after the date of grant.

In April 2009, executives participating in the 2009 — 2011 Long-Term Incentive Plan were granted 1,155,000 stock options which will vest one third each year through April 2012. This plan does not contain any performance based criteria. In March 2010, executives participating in the 2010 — 2012 Long-Term Incentive Plan were granted 303,120 stock options which will vest one third each year through March 2013. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weight-average assumptions:

	2009	2010
Risk-free interest rate	2.2%	2.8%
Dividend yield	2.7%	2.2%
Expected volatility of the Company’s common stock	0.568	0.604
Expected life in years	6.0	6.0
The weighted average fair value of options granted in 2009 and 2010 was $2.08 and $9.01, respectively. No stock options were granted in 2008.
Compensation expense for these options is recorded over the vesting period. The Company recorded compensation expense of $350, $943 and $1,414 for 2008, 2009 and 2010, respectively, related to stock options.
Summarized information for the plans follows:

			Weighted
			Average
		Number of	Exercise	Available
		Shares	Price	For Grant
January 1, 2008				4,787,535
	Outstanding	1,607,477	$18.23
	Exercisable	1,390,828	18.80

	Granted	—	—
	Exercised	(19,192)	14.75
	Expired	(247,570)	19.80
	Cancelled	(78,398)	19.16

December 31, 2008				4,738,633

	Outstanding	1,262,317	17.77
	Exercisable	1,135,148	18.15

	Granted	1,155,000	4.82
	Exercised	(26,230)	13.61
	Expired	(145,018)	14.19
	Cancelled	(179,463)	13.23

December 31, 2009				2,740,071

	Outstanding	2,066,606	11.23
	Exercisable	1,031,175	17.12

	Granted	304,120	18.70
	Exercised	(581,244)	12.07
	Expired	(2,798)	12.78
	Cancelled	(7,500)	16.99

December 31, 2010				4,054,478

	Outstanding	1,779,184	12.21
	Exercisable	823,064	15.67
The weighted average remaining contractual life of options outstanding at December 31, 2010 is 6.7 years.

Segregated disclosure of options outstanding at December 31, 2010 is as follows:

	Range of Exercise Prices
	Less than or	Greater than $12.14 and	Greater than or
	equal to $12.14	less than $19.75	equal to $19.75
Options outstanding	816,500	573,920	388,764

Weighted average exercise price	$4.82	$16.90	$20.82

Remaining contractual life	8.3	6.5	3.6

Options exercisable	164,500	269,800	388,764

Weighted average exercise price	$4.82	$14.86	$20.82
Restricted Stock Units
Under the 1998, 2001, 2006 and 2010 Incentive Compensation Plans, restricted stock units may be granted to officers and other key employees. Compensation related to the restricted stock units is determined based on the fair value of the Company’s stock on the date of grant and is amortized to expense over the vesting period. The restricted stock units granted in 2008 and 2009 have vesting periods ranging from one to four years. No restricted stock units were granted in 2010. The Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire. The Company recorded $1,796, $1,667 and $745 of compensation expense for 2008, 2009 and 2010, respectively, related to restricted stock units. The following table provides details of the restricted stock units granted by the Company:

	2009	2010
Restricted stock units outstanding at beginning of period	403,637	526,809

Restricted stock units granted	153,509	—
Accrued dividend equivalents	18,384	5,577
Restricted stock units settled	(43,884)	(285,964)
Restricted stock units cancelled	(4,837)	(4,149)

Restricted stock units outstanding at end of period	526,809	242,273

Performance Based Units (PBUs)
Compensation related to the performance based units is determined based on the fair value of the Company’s stock on the date of grant combined with performance metrics and is amortized to expense over the vesting period. During 2007, executives participating in the Company’s Long-Term Incentive Plan earned 283,254 performance based units based on the Company’s financial performance in 2007. These units vested in February 2010 and the Company recorded $1,778, $990 and $132 in compensation expense associated with these units in 2008, 2009 and 2010, respectively. No PBUs were earned in 2008. During 2009, executives participating in the Company’s Long-Term Incentive Plan earned 545,930 performance based units based on the Company’s financial performance in 2009 and all of these units vested in 2010. The Company recorded $1,819 and $705 of compensation expense associated with these units in 2009 and 2010, respectively. During 2010, executives participating in the Company’s Long-Term Incentive Plan earned 244,043 performance based units based on the Company’s financial performance in 2010. Of these units, 183,961 vested in 2010 and 60,082 will vest in 2012. The Company recorded $3,849 of compensation expense associated with these units in 2010. Similar to restricted stock units, the Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire.

The following table provides details of the performance based units earned under the Company’s Long-Term Incentive Plan:

	Long-Term Incentive Plan Years
	2007-2009	2008-2010	2010-2012
Performance-based units outstanding at January 1, 2009	290,671	—	—
Performance-based units earned	255,070	290,860	—
Accrued dividend equivalents	14,210	—	—

Performance-based units outstanding at December 31, 2009	559,951	290,860	—
Performance-based units earned	—	183,961	60,082
Accrued dividend equivalents	—	6,037	—
Performance-based units settled	(559,951)	—	—

Performance-based units outstanding at December 31, 2010	—	480,858	60,082

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
The Company recognized $26, $1,944 and $3,294 of excess tax benefits as a financing cash inflow for the years ended December 31, 2008, 2009 and 2010, respectively.
At December 31, 2010, the Company has $5,299 of unvested compensation cost related to stock options, restricted stock units and performance based units. This cost will be recognized as expense over a weighted average period of 27 months.
Note 15 — Lease Commitments
The Company rents certain distribution facilities and equipment under long-term leases expiring at various dates. The total rental expense for the Company, including these long-term leases and all other rentals, was $26,664, $27,713 and $27,863 for 2008, 2009 and 2010, respectively.
Future minimum payments for all non-cancelable operating leases through the end of their terms, which in aggregate total $97,053, are listed below. Certain of these leases contain provisions for optional renewal at the end of the lease terms.

2011	$27,688
2012	13,998
2013	9,918
2014	8,656
2015	8,119
Thereafter	28,674

Note 16 — Restructuring
The table below details the Company’s restructuring expense for the years indicated:

	2008	2009	2010
Albany plant closure
Asset writedowns	$75,162	$900	$1,845
Equipment relocation and other costs	393	25,595	12,980
Employee related costs	429	20,210	4,751

	75,984	46,705	19,576

Distribution centers
Asset writedowns	394	—	—
Equipment relocation and other costs	—	672	—
Employee related costs	24	946	—

	418	1,618	—

European headcount reduction
Employee related costs	—	395	1,073

Total restructuring costs	$76,402	$48,718	$20,649

Albany manufacturing facility closure
On October 21, 2008, the Company announced it would conduct a capacity study of its U.S. manufacturing facilities. The study was an evolution of the Strategic Plan as outlined by the Company in February 2008. All of the Company’s U.S. manufacturing facilities were included for review and were analyzed based on a combination of factors, including long term financial benefits, labor relations and productivity.
At the conclusion of the capacity study, on December 17, 2008, the North American Tire Operations segment announced its plans to close its tire manufacturing facility in Albany, Georgia. This closure resulted in a workforce reduction of approximately 1,330 people. Certain equipment in the facility has been relocated to other manufacturing facilities of the Company. This initiative was substantially completed at September 30, 2010 at a total cost of $142,265 for restructuring expense and asset impairment.
Since the inception of this initiative in December 2008, the Company has recorded $25,390 of employee related costs, $38,968 of equipment related and other costs and $77,907 of impairment losses to write down the Albany land, building and equipment to fair value.
At December 31, 2009, the accrued severance balance was $848. During 2010, the Company made severance payments of $753 resulting in an accrued severance balance at December 31, 2010 of $95.
Distribution centers
During 2009, the Company recorded restructuring expenses associated with the closure of three North American distribution centers. The closure of these distribution centers impacted approximately 70 people and had a total cost of $1,618. Personnel related costs totaled $946 and equipment related costs totaled $672. All of the closures had been completed by the end of 2009. At December 31, 2009, the accrued severance balance was $167 and this amount was paid during 2010.
In December 2008, the Company also announced the planned closure of its Dayton, New Jersey distribution center. The cost of this initiative was $418 related to asset write-downs taken in the fourth quarter of $394 and severance costs accrued and not yet paid of $24. This initiative was completed during the first quarter 2009 and impacted nine people.

International Tire Operations segment headcount reduction
The Company’s International Tire Operations segment, at its U.K. location, implemented a workforce reduction program during the second quarter of 2010. This initiative impacted 67 employees with a total cost of $1,073. This initiative was completed during the third quarter of 2010 and all employee severance payments have been made.
A similar restructuring program to reduce headcount to align with production volume requirements was implemented during the second quarter of 2009. This initiative resulted in the elimination of 45 positions and was completed early in the third quarter. The Company recorded $395 of severance cost related to this initiative and all severance amounts have been paid.
Note 17 — Other — Net
The components of Other — net in the statements of operations for the years 2008, 2009 and 2010 are as follows:

	2008	2009	2010
Foreign currency losses	$2,966	$886	$780
Equity in loss (earnings) from joint ventures	2,346	673	(2,456)
Dividend income from unconsolidated subsidiary	(1,943)	—	—
Other	135	(2,831)	(1,158)

	$3,504	$(1,272)	$(2,834)

Note 18 — Contingent Liabilities
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

During 2010, the Company increased its products liability reserve by $85,271. The addition of another year of self-insured incidents accounted for $39,560 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims. These revisions increased the reserve by $2,270. Finally, changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $43,441. Of this amount, $21,800 was the result of the Company increasing its self-insured portion of a jury verdict in one case during the first quarter of 2010. The Company considered the impact of this case when evaluating the assumptions used in establishing reserve balances and did not adjust its assumptions based solely on this case.
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
During 2009, the Company paid $27,663 and during 2010, the Company paid $45,659 to resolve cases and claims. The Company’s products liability reserve balance at December 31, 2009 totaled $151,421 (current portion of $30,805). At December 31, 2010, the products liability reserve balance totaled $191,033 (current portion of $41,892).
Products liability costs totaled $81,262, $81,475 and $110,103 in 2008, 2009 and 2010, respectively, and include recoveries of legal fees of $5,742, $2,486 and $5,629 in 2008, 2009 and 2010, respectively. Policies applicable to claims occurring on April 1, 2003, and thereafter, do not provide for recovery of legal fees.
Retiree Medical Case
On February 2, 2010 in the case of Cates, et al. v. Cooper Tire & Rubber Company, the U.S. District Court for the Northern District of Ohio entered an order approving the settlement agreement negotiated by the parties in April 2009, in its entirety, as being fair, reasonable and adequate and dismissed, with prejudice, the case and a related lawsuit, Johnson, et al. v. Cooper Tire & Rubber Company. The settlement agreement provided for 1) a cash payment of $7 million to the Plaintiffs for reimbursement of costs; and 2) modification to the Company’s approach and costs of providing future health care to specified current retiree groups which resulted in an amendment to the Company’s retiree medical plan.
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
As a consequence of the settlement agreement, the Company recorded $7 million of expense during the first quarter of 2009 relating to the specified cash payments. The estimated present value of the plan amendment has been reflected in the accrual for Other Post-employment Benefits with an offset to the Cumulative other comprehensive loss component of Parent stockholders’ equity and will be amortized as a charge to operations over the remaining life expectancy of the affected plan participants.
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
In connection with this acquisition, beginning January 1, 2009 and continuing through December 31, 2011, the noncontrolling shareholders have the right to sell and, if exercised, the Company has the obligation to purchase, the remaining 49 percent noncontrolling share at a minimum price of $63 million. In 2009, the Company received notification from a noncontrolling shareholder of its intention to exercise a portion of its put option and in 2010, after receiving governmental approvals; the Company purchased the 14 percent share for $18 million. The remaining noncontrolling shareholder has the right to sell its 35 percent share to the Company at a minimum price of $45 million. At December 31, 2010, the formula price of $19 million is below the minimum price; however, the carrying value exceeds the formula price.

Employment Contracts
The Company has an employment agreement with Mr. Armes. No other executives have employment agreements; however, Mr. Hughes’ offer of employment provides for certain benefits, including six months of severance pay and pro-rated bonus payments, should there be a material change in his responsibilities before November 5, 2011. Mr. Hughes and the other Named Executive Officers are covered by the Cooper Tire & Rubber Company Change in Control Severance Pay Plan.
Unconditional Purchase Orders
Noncancelable purchase order commitments for capital expenditures and raw materials, principally natural rubber, made in the ordinary course of business were $169,481 at December 31, 2010.
Note 19 — Business Segments
The Company has two reportable segments — North American Tire Operations and International Tire Operations. The Company’s reportable segments are each managed separately.
The North American Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also distributes tires for racing, medium truck and motorcycles that are manufactured at the Company’s subsidiaries. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not sell its products directly to end users, except through three Company-owned retail stores, and does not manufacture tires for sale to the automobile OEMs.
The International Tire Operations segment has affiliated operations in the U.K. and the PRC. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for the global market. The Cooper Chengshan Tire joint venture manufactures and markets radial and bias medium truck tires as well as passenger and light truck tires for the global market. The Cooper Kenda Tire joint venture currently manufactures light vehicle tires to be exported to markets outside of the PRC. Under the current agreement, until May 2012, all of the tires produced by this joint venture will be exported and sold to the Company and its affiliates around the world. Only a small percentage of the tires manufactured by the segment are sold to OEMs.
The following customer of the North American Tire Operations segment contributed ten percent or more of the Company’s total consolidated net sales in 2008, 2009 and 2010. Net sales and percentage of consolidated Company sales for this customer in 2008, 2009 and 2010 are as follows:

	2008		2009		2010
		Consolidated		Consolidated		Consolidated
Customer	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
TBC/Treadways	$385,495	13%	$331,898	12%	$424,051	13%

The accounting policies of the reportable segments are consistent with those described in the Significant Accounting Policies note to the consolidated financial statements. Corporate administrative expenses are allocated to segments based principally on assets, employees and sales. The following table details segment financial information:

	2008	2009	2010
Revenues
North American Tire	$2,142,139	$2,006,183	$2,423,808
International Tire	975,007	993,839	1,272,224
Eliminations and other	(235,335)	(221,032)	(335,048)

Consolidated	2,881,811	2,778,990	3,360,984

Segment profit (loss)
North American Tire	(174,065)	110,957	130,694
International Tire	(30,094)	72,753	82,081
Unallocated corporate charges and eliminations	(12,474)	(27,441)	(24,401)

Operating profit (loss)	(216,633)	156,269	188,374
Interest income	12,887	5,193	5,265
Other — net	(3,504)	1,272	2,834
Interest expense	(50,525)	(47,211)	(36,647)

Income (loss) from continuing
operations before income taxes	(257,775)	115,523	159,826

Depreciation and amortization expense
North American Tire	96,057	76,001	76,065
International Tire	45,418	46,317	46,728
Corporate	1,284	1,193	928

Consolidated	142,759	123,511	123,721

Segment assets
North American Tire	977,545	857,734	982,001
International Tire	740,583	770,557	823,011
Corporate and other	324,768	472,049	500,525

Consolidated	2,042,896	2,100,340	2,305,537

Expenditures for long-lived assets
North American Tire	55,560	41,917	66,100
International Tire	72,723	37,410	37,395
Corporate	490	6	16,243

Consolidated	128,773	79,333	119,738

Geographic information for revenues, based on country of origin, and long-lived assets follows:

	2008	2009	2010
Revenues
North America	$2,055,769	$1,933,503	$2,356,908
Europe	303,742	257,351	276,319
Asia	522,300	588,136	727,757

Consolidated	2,881,811	2,778,990	3,360,984

Long-lived assets
North America	506,248	459,129	460,956
Europe	48,660	48,614	43,487
Asia	346,366	343,228	347,999

Consolidated	901,274	850,971	852,442
Shipments of domestically-produced products to customers outside the U.S. approximated nine percent of net sales in 2008, ten percent of net sales in 2009 and nine percent of net sales in 2010.
Note 20 — Subsequent Events
On January 14, 2011, as a result of a $12,000 capital call, the Company achieved virtually 100% ownership in its Mexican marketing entity. This entity was previously consolidated in the Company’s financial results. Additional information on this entity is contained in Note 1 — Significant Accounting Policies, Principles of Consolidation.
On January 14, 2011, the Company invested approximately $22,000 and acquired an additional 21% ownership share in a Mexican tire manufacturing entity of which it had previously been an equity investor. The Company’s ownership share is now approximately 58% and because of the increase in voting rights, the results of the entity will be consolidated from the date of this transaction.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Cooper Tire & Rubber Company
We have audited the accompanying consolidated balance sheets of Cooper Tire & Rubber Company (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper Tire & Rubber Company at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cooper Tire & Rubber Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Ernst & Young LLP

Toledo, Ohio
February 25, 2011

SELECTED QUARTERLY DATA	(Unaudited)
(Dollar amounts in thousands except per share amounts.)

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$571,408	$631,729	$802,794	$773,059
Gross profit	50,269	100,460	140,517	127,781
Income (loss) from continuing operations available to Cooper Tire & Rubber Company common stockholders	(22,013)	30,629	51,713	33,030
Basic earnings (loss) per share from continuing operations available to Cooper Tire & Rubber Company common stockholders	(0.37)	0.52	0.87	0.55
Diluted earnings (loss) per share from continuing operations available to Cooper Tire & Rubber Company common stockholders	(0.37)	0.51	0.85	0.53
Revenues from external customers:
North American Tire	$439,317	$427,333	$573,886	$565,647
International Tire	166,212	257,182	296,841	273,604
Eliminations and other	(34,121)	(52,786)	(67,933)	(66,192)

Net sales	$571,408	$631,729	$802,794	$773,059

Segment profit (loss):
North American Tire	$(3,620)	$27,951	$47,618	$39,008
International Tire	(2,821)	19,204	29,902	26,468
Eliminations	(274)	(786)	(520)	(59)
Corporate	(9,524)	(4,896)	(6,312)	(5,070)

Operating profit (loss)	(16,239)	41,473	70,688	60,347
Interest expense	(12,655)	(12,097)	(11,440)	(11,019)
Interest income	1,375	1,105	2,259	454
Other — net	823	1,249	(1,047)	247

Income (loss) from continuing operations before income taxes	$(26,696)	$31,730	$60,460	$50,029

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$754,443	$803,959	$882,942	$919,640
Gross profit	85,172	95,382	128,247	111,900
Income from continuing operations available to Cooper Tire & Rubber Company common stockholders	12,336	18,951	44,599	40,445
Basic earnings per share from continuing operations available to Cooper Tire & Rubber Company common stockholders	0.20	0.31	0.73	0.66
Diluted earnings per share from continuing operations available to Cooper Tire & Rubber Company common stockholders	0.20	0.30	0.71	0.64
Revenues from external customers:
North American Tire	$531,717	$574,968	$647,787	$669,336
International Tire	293,557	312,156	325,200	341,311
Eliminations and other	(70,831)	(83,165)	(90,045)	(91,007)

Net sales	$754,443	$803,959	$882,942	$919,640

Segment profit:
North American Tire	$13,602	$19,680	$54,971	$42,441
International Tire	22,550	20,528	20,511	18,492
Eliminations	(509)	42	(1,183)	1,400
Corporate	(2,688)	(6,568)	(7,169)	(7,726)

Operating profit	32,955	33,682	67,130	54,607
Interest expense	(8,730)	(9,149)	(9,397)	(9,371)
Interest income	1,213	771	2,166	1,115
Other — net	237	988	719	890

Income from continuing operations before income taxes	$25,675	$26,292	$60,618	$47,241

COOPER TIRE & RUBBER COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2008, 2009 and 2010

	Balance at	Additions			Balance
	Beginning	Charged	Business	Deductions	at End
	of Year	To Income	Acquisitions	(a)	of Year
Allowance for doubtful accounts
2008	$8,631,233	$2,449,691	$—	$401,050	$10,679,874

2009	$10,679,874	$1,990,692	$—	$1,742,585	$10,927,981

2010	$10,927,981	$3,236,138	$—	$3,353,093	$10,811,026

(a)	Accounts charged off during the year, net of recoveries of accounts previously charged off.

	Balance at	Additions			Balance
	Beginning	Charged	Charged	Deductions	at End
	of Year	To Income	To Equity	(a)	of Year
Tax valuation allowance
2008	$87,366,717	$62,903,924	$84,413,313	$3,413,944	$231,270,010

2009	$231,270,010	$—	$—	$54,503,772	$176,766,238

2010	$176,766,238	$2,843,723	$4,301,882	$—	$183,911,843

(a)	Net decrease in tax valuation allowance is primarily a result of net changes in cumulative book/tax timing differences, the write-off of capital loss carry forward and changes in judgment about the realizability of deferred tax assets, plus the impact of the change in the postretirement benefits component of Cumulative other comprehensive loss.

	Balance at	Additions			Balance
	Beginning	Charged	Charged	Deductions	at End
	of Year	To Income	To Equity	(a)	of Year
Lower of cost or market inventory reserve
2008	$—	$10,237,000	$—	$—	$10,237,000

2009	$10,237,000	$—	$—	$10,237,000	$—

2010	$—	$—	$—	$—	$—

(a)	Decrease in lower of cost or market reserve as a result of lower raw material costs and increased sales prices.

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
The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of December 31, 2010 (“Evaluation Date”)). Based on its evaluation, its CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.
     (b) Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2010. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on its assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010, based on criteria in Internal Control — Integrated Framework issued by the COSO, and that the Company’s internal control over financial reporting was effective.
Ernst & Young LLP, the independent registered public accounting firm that has audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2010.
     (c) Report of the Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Cooper Tire & Rubber Company
We have audited Cooper Tire & Rubber Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cooper Tire & Rubber Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Cooper Tire & Rubber Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cooper Tire & Rubber Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 25, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Ernst & Young LLP

Toledo, Ohio
February 25, 2011
     (d) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS AND CORPORATE GOVERNANCE
Information concerning the Company’s directors, corporate governance guidelines, Compensation Committee and Nominating and Governance Committee appears in the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, which will be herein incorporated by reference.
AUDIT COMMITTEE
Information regarding the Audit Committee, including the identification of the Audit Committee members and the “audit committee financial expert,” appears in the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, which will be herein incorporated by reference.
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, appears in the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, which will be herein incorporated by reference.
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

Item 11. EXECUTIVE COMPENSATION
Information regarding executive and director compensation, Compensation Committee Interlocks and Insider Participation, and the Compensation Committee Report appears in the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, which will be herein incorporated by reference.
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning the security ownership of certain beneficial owners and management of the Company’s voting securities and equity securities appears in the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, which will be herein incorporated by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2010 regarding the Company’s equity compensation plans, all of which have been approved by the Company’s security holders:

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected
	rights	warrants and rights	in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by stockholders	2,490,173	$8.73	4,054,478
Equity compensation plans not approved by stockholders	—	—	—

Total	2,490,173	$8.73	4,054,478

Additional information on equity compensation plans is contained in the “Stock-Based Compensation” note to the consolidated financial statements.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
There were no transactions with related persons during 2010.
Information regarding the independence of the Company’s directors appears in the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, which will be herein incorporated by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding the Company’s independent auditor appears in the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, which will be herein incorporated by reference.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) The following documents are filed as part of this report:

Page(s)
Reference
1. Consolidated Financial Statements

Consolidated Statements of Operations for the years ended December 31, 2008, 2009 and 2010	33
Consolidated Balance Sheets at December 31, 2009 and 2010	34-35
Consolidated Statements of Equity for the years ended December 31, 2008, 2009 and 2010	36
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2009 and 2010	37
Notes to Consolidated Financial Statements	38-66
Report of Independent Registered Public Accounting Firm	67
Selected Quarterly Data (Unaudited)	68

2. Financial Statement Schedule

Valuation and qualifying accounts — Allowance for doubtful accounts, tax valuation allowance and lower of cost or market inventory reserve	69
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

Date: February 25, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roy V. Armes	Chairman of the Board,	February 25, 2011

ROY V. ARMES	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Bradley E. Hughes	Vice President and	February 25, 2011

BRADLEY E. HUGHES	Chief Financial Officer (Principal Financial Officer)

/s/ Robert W. Huber	Director of External Reporting	February 25, 2011

ROBERT W. HUBER	(Principal Accounting Officer)

LAURIE J. BREININGER*	Director	January 14, 2011

THOMAS P. CAPO*	Director	January 14, 2011

STEVEN M. CHAPMAN*	Director	January 14, 2011

JOHN J. HOLLAND*	Director	January 14, 2011

JOHN F. MEIER*	Director	January 14, 2011

JOHN H. SHUEY*	Director	January 14, 2011

RICHARD L. WAMBOLD*	Director	January 14, 2011

ROBERT D. WELDING*	Director	January 14, 2011

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-indicated directors of the registrant and filed herewith as Exhibit 24 on behalf of the registrant.

*By:	/s/ James E. Kline
JAMES E. KLINE, Attorney-in-fact

EXHIBIT INDEX
(3) Certificate of Incorporation and Bylaws
	(i)	Restated Certificate of Incorporation, as amended and filed with the Secretary of State of Delaware on May 4, 2010, incorporated herein by reference from Exhibit 3(i) of the Company’s Form 10-Q for the quarter ended March 31, 2010

	(ii)	Bylaws, as amended as of May 4, 2010, are incorporated herein by reference from Exhibit 3(ii) to the Company’s Form 10-Q for the quarter ended March 31, 2010

(4)	(i)	Prospectus Supplement dated March 20, 1997 for the issuance of $200,000,000 notes is incorporated herein by reference from Form S-3 — Registration Statement No. 33-44159

	(ii)	Prospectus Supplement dated December 8, 1999 for the issuance of an aggregate $800,000,000 notes is incorporated herein by reference from Form S-3 — Registration Statement No. 333-89149

(10)	(i)	Employment Agreement Amended and Restated dated as of December 22, 2008 between Cooper Tire & Rubber Company and Roy V. Armes is incorporated herein by reference from Exhibit (10)(i) of the Company’s 10-K for the year ended December 31, 2008*

	(ii)	Description of management contracts, compensatory plans, contracts, or arrangements will be herein incorporated by reference from the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders*

	(iii)	Purchase and Sale Agreement dated as of August 30, 2006, by and among Cooper Tire & Rubber Company, Oliver Rubber Company and Cooper Receivables LLC is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated August 30, 2006

	(iv)	Receivables Purchase Agreement dated as of August 30, 2006, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, PNC Bank, National Association, and the various purchaser groups from time to time party thereto is incorporated herein by reference from Exhibit (10)(2) of the Company’s Form 8-K dated August 30, 2006

	(v)	First Amendment to Receivables Purchase Agreement, dated as of November 30, 2006, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company and PNC Bank, National Association is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated November 30, 2006

	(vi)	Second Amendment to Receivables Purchase Agreement, dated as of August 5, 2010, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company and PNC Bank, National Association is incorporated herein by reference from Exhibit 10(1) of the Company’s Form 8-K dated August 9, 2010

	(vii)	Second Amendment to Receivable Purchase Agreement, dated as of March 9, 2007, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, Market Street Funding LLC and PNC Bank, National Association is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated March 9, 2007

	(viii)	First Amendment to Purchase and Sale Agreement, dated as of September 14, 2007, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, PNC Bank, National Association, and Market Street Funding LLC is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated September 14, 2007

	(ix)	Amended and Restated Receivables Purchase Agreement, dated as of September 14, 2007, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, PNC Bank, National Association and Market Street Funding LLC is incorporated herein by reference from Exhibit (10)(2) of the Company’s Form 8-K dated September 14, 2007

	(x)	Loan and Security Agreement dated as of November 9, 2007, by and among Cooper Tire & Rubber Company, Max-Trac Tire Co., Inc., Bank of America, N.A. (as Administrative Agent and Collateral Agent); PNC Bank, National Association (as Syndication Agent); Banc of America Securities LLC and PNC Capital Markets LLC (as Joint Book Managers and Joint Lead Arrangers); National City Business Credit, Inc. and JP Morgan Chase Bank, N.A. (as Co-Documentation Agents); and Bank of America, N.A.; PNC Bank, National Association; National City Business Credit, Inc.; Keybank National Association; Fifth Third Bank; and JP Morgan Chase Bank, N.A. (as Lenders) is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated November 9, 2007

(xi)	First Amendment to Loan and Security Agreement dated as of July 8, 2010, by and among Cooper Tire & Rubber Company, Max-Trac Tire Co., Inc., Bank of America, N.A,, as administrative agent (in such capacity, the “Administrative Agent”) for the Lenders, and the Lenders party hereto

(xii)	Pledge Agreement, dated as of November 9, 2007, by and among Cooper Tire & Rubber Company and Bank of America, N.A. is incorporated herein by reference from Exhibit (10)(2) of the Company’s Form 8-K dated November 9, 2007

(xiii)	Intercreditor Agreement, dated as of November 9, 2007, by and among Cooper Tire & Rubber Company; Cooper Receivables LLC; PNC Bank, National Association (as Administrator); and Bank of America, N.A. (as Administrative Agent and Collateral Agent) is incorporated herein by reference from Exhibit (10)(3) of the Company’s Form 8-K dated November 9, 2007

(xiv)	1991 Stock Option Plan for Non-Employee Directors is incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 26, 1991*

(xv)	1998 Incentive Compensation Plan and 1998 Employee Stock Option Plan are incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 24, 1998*

(xvi)	Amended and Restated 1998 Non-Employee Directors Compensation Deferral Plan dated as of May 7, 2008 is incorporated herein by reference from Exhibit (10)(xvi) of the Company’s 10-K for the year ended December 31, 2008*

(xvii)	2001 Incentive Compensation Plan is incorporated herein by reference from the Appendix A to the Company’s Proxy Statement dated March 20, 2001*

(xviii)	2010 Incentive Compensation Plan is incorporated herein by reference from the Appendix B to the Company’s Proxy Statement dated March 25, 2010*

(xix)	Executive Deferred Compensation Plan is incorporated herein by reference from Exhibit (10)(iv) of the Company’s Form 10-Q for the quarter ended September 30, 2001*

(xx)	2002 Non-Employee Directors Stock Option Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated March 27, 2002*

(xxi)	2006 Incentive Compensation Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated March 21, 2006*

(xxii)	Change in Control Severance Pay Plan (Amended and Restated as of August 4, 2010) is incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K dated August 6, 2010

(xxiii)	Stock Purchase Agreement dated as of September 16, 2004 by and among Cooper Tire & Rubber Company, Cooper Tyre & Rubber Company UK Limited and CSA Acquisition Corp. is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended September 30, 2004

(xxiv)	First Amendment to Stock Purchase Agreement dated as of December 3, 2004 by and among Cooper Tire & Rubber Company, Cooper Tyre & Rubber Company UK Limited and CSA Acquisition Corp. is herein incorporated by reference from Exhibit (xxvi) of the Company’s Form 10-K for the year ended December 31, 2004

(xxv)	Sino-Foreign Equity Joint Venture Contract for Cooper Chengshan (Shandong) Passenger Tire Company Ltd. by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Tire Investment Holding (Barbados) Ltd. and Joy Thrive Investments Limited is incorporated herein by reference from Exhibit (xxvii) of the Company’s Form 10-K for the year ended December 31, 2005

(xxvi)	Asset Purchase Agreement by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Chengshan (Shandong) Passenger Tire Company Ltd. and Chengshan Group Limited is incorporated herein by reference from Exhibit (xxviii) of the Company’s Form 10-K for the year ended December 31, 2005

(xxvii)	Sino-Foreign Equity Joint Venture Contract for Cooper Chengshan (Shandong) Tire Company Ltd. by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Tire Investment Holding (Barbados) Ltd. and Joy Thrive Investments Limited is incorporated herein by reference from Exhibit (xxix) of the Company’s Form 10-K for the year ended December 31, 2005

(xxviii)	Asset Purchase Agreement by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Chengshan (Shandong) Tire Company Limited and Chengshan Group Company Limited is incorporated herein by reference from Exhibit (xxx) of the Company’s Form 10-K for the year ended December 31, 2005

(xxix)	Share Purchase Agreement by and among Chengshan Group Company Limited and CTB (Barbados) Investment Co. Ltd. is incorporated herein by reference from Exhibit (xxxii) of the Company’s Form 10-K for the year ended December 31, 2005

(xxx)	Supplementary Agreement by and among Shandong Chengshan Tire Company Limited by Shares, Cooper Tire Investment Holding (Barbados) Ltd., Joy Thrive Investments Limited, Chengshan Group Company Limited and CTB (Barbados) Investment Co., Ltd. Is incorporated herein by reference from Exhibit (xxxviii) of the Company’s Form 10-K for the year ended December 31, 2006
(13)	Annual report to security holders

(21)	Subsidiaries of the Registrant

(23)	Consent of Independent Registered Public Accounting Firm

(24)	Power of Attorney

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a—14(a)/15d—14(a) of the Exchange Act

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a—14(a)/15d—14(a) of the Exchange Act

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contracts or compensatory plans or arrangements.