Form 10-Q
period 2011-03-31
COOPER TIRE & RUBBER CO
filed 2011-04-26
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes ☐ No ☑
Number of shares of common stock of registrant outstanding
at March 31, 2011: 62,097,159

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 4. CONTROLS AND PROCEDURES
Part II. OTHER INFORMATION
Item 1A. RISK FACTORS
Item 6. EXHIBITS
SIGNATURES
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per-share amounts)

	December 31,	March 31,
	2010	2011
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$413,359	$188,485
Notes receivable	69,547	36,172
Accounts receivable, less allowances of $10,811 in 2010 and $11,170 in 2011	414,149	480,253
Inventories at lower of cost or market:
Finished goods	240,107	269,115
Work in process	26,735	41,425
Raw materials and supplies	119,985	169,514

	386,827	480,054
Other current assets	56,357	52,186

Total current assets	1,340,239	1,237,150
Property, plant and equipment:
Land and land improvements	34,355	34,392
Buildings	320,997	323,520
Machinery and equipment	1,636,700	1,748,346
Molds, cores and rings	232,153	236,776

	2,224,205	2,343,034
Less accumulated depreciation and amortization	1,371,763	1,403,763

Net property, plant and equipment	852,442	939,271
Goodwill	—	21,210
Intangibles, net of accumulated amortization of $24,455 in 2010 and $24,771 in 2011	17,256	16,940
Restricted cash	2,274	2,301
Other assets	93,326	68,744

Total assets	$2,305,537	$2,285,616

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$146,947	$127,051
Accounts payable	384,464	404,788
Accrued liabilities	152,364	182,253
Income taxes	4,601	6,217
Current portion of long-term debt	5,885	16,613

Total current liabilities	694,261	736,922

Long-term debt	320,724	317,276
Postretirement benefits other than pensions	257,657	259,549
Pension benefits	258,321	247,932
Other long-term liabilities	180,082	172,155
Redeemable noncontrolling shareholders’ interests	71,442	68,419
Deferred income taxes	—	12,027
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued in 2010 and in 2011	87,850	87,850
Capital in excess of par value	61,444	—
Retained earnings	1,247,265	1,246,782
Cumulative other comprehensive loss	(468,063)	(444,237)

	928,496	890,395
Less: common shares in treasury at cost (26,205,336 in 2010 and 25,753,133 in 2011)	(467,707)	(458,636)

Total parent stockholders’ equity	460,789	431,759
Noncontrolling shareholders’ interests in consolidated subsidiaries	62,261	39,577

Total equity	523,050	471,336

Total liabilities and equity	$2,305,537	$2,285,616

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2010 AND 2011
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2010	2011
Net sales	$754,443	$905,962
Cost of products sold	669,271	820,834

Gross profit	85,172	85,128

Selling, general and administrative	44,605	52,945
Restructuring	7,612	—

Operating profit	32,955	32,183

Interest expense	8,730	9,421
Interest income	(1,213)	(669)
Other income	(237)	(5,505)

Income from continuing operations before income taxes	25,675	28,936

Income tax expense	7,743	10,459

Income from continuing operations	17,932	18,477

Loss from discontinued operations, net of income taxes	(760)	—

Net income	17,172	18,477

Net income attributable to noncontrolling shareholders’ interests	5,596	2,803

Net income attributable to Cooper Tire & Rubber Company	$11,576	$15,674

Basic earnings per share:
Income from continuing operations attributable to Cooper Tire & Rubber Company	$0.20	$0.25
Loss from discontinued operations	(0.01)	—

Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.19	$0.25

Diluted earnings per share:
Income from continuing operations attributable to Cooper Tire & Rubber Company	$0.20	$0.25
Loss from discontinued operations	(0.01)	—

Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.19	$0.25

Dividends per share	$0.105	$0.105

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010 AND 2011
(UNAUDITED)
(Dollar amounts in thousands)

	2010	2011
Operating activities:
Net income	$17,172	$18,477
Adjustments to reconcile net income to net cash used in continuing operations:
Loss from discontinued operations, net of income taxes	760	-
Depreciation	29,859	29,658
Amortization	501	337
Deferred income taxes	(154)	993
Stock based compensation	1,087	979
Change in LIFO inventory reserve	15,021	60,448
Amortization of unrecognized postretirement benefits	8,282	8,829
Loss on sale of assets	211	2,694
Changes in operating assets and liabilities of continuing operations:
Accounts and notes receivable	(107,397)	(43,827)
Inventories	(80,030)	(136,086)
Other current assets	2,880	4,914
Accounts payable	52,914	12,506
Accrued liabilities	8,496	29,485
Other items	21,062	(30,866)

Net cash used in continuing operations	(29,336)	(41,459)
Net cash used in discontinued operations	(924)	—

Net cash used in operating activities	(30,260)	(41,459)

Investing activities:
Additions to property, plant and equipment	(15,464)	(35,903)
Acquisition of business, net of cash acquired	—	(17,380)
Proceeds from the sale of assets	80	3,450

Net cash used in investing activities	(15,384)	(49,833)

Financing activities:
Payments on short-term debt	(14,466)	(20,822)
Issuance of long-term debt	—	7,625
Payments on long-term debt	(10,600)	—
Contributions by noncontrolling shareholder	5,250	—
Acquisition of noncontrolling shareholder interest	(17,920)	(116,500)
Payment of dividends	(6,416)	(6,514)
Issuance of common shares and excess tax benefits on options	2,167	2,790

Net cash used in financing activities	(41,985)	(133,421)
Effects of exchange rate changes on cash of continuing operations	(1,852)	(161)

Changes in cash and cash equivalents	(89,481)	(224,874)
Cash and cash equivalents at beginning of year	426,981	413,359

Cash and cash equivalents at end of period	$337,500	$188,485

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per-share amounts)
1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. There is a year-round demand for the Company’s passenger and truck replacement tires, but sales of light vehicle replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

The Company consolidates into its financial statements the accounts of the Company, all wholly-owned subsidiaries, and any partially-owned subsidiary that the Company has the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50% owned are consolidated, investments in affiliates of 50% or less but greater than 20% are accounted for using the equity method, and investments in affiliates of 20% or less are accounted for using the cost method. The Company does not consolidate any entity for which it has a variable interest based solely on power to direct the activities and significant participation in the entity’s expected results that would not otherwise be consolidated based on control through voting interests. Further, the Company’s joint ventures are businesses established and maintained in connection with the Company’s operating strategy. All intercompany transactions and balances have been eliminated.

The Company’s investment in Corporacion de Occidente (“COOCSA”), a Mexican tire manufacturing entity, represented an approximate 38 percent ownership interest at December 31, 2010. On January 14, 2011, the Company invested $21,775 and acquired an additional 20 percent ownership share. The Company’s ownership share is now approximately 58 percent and because of the increase in voting rights, the results of the entity will be consolidated from the date of this transaction.

The Company had entered into a joint venture, Cooper de Mexico, to market and distribute Cooper, Pneustone and associated brand tires in Mexico. The Company had determined it had the power to control the purchasing and marketing of tires for this joint venture. The Company had also provided additional financial support to this joint venture in order to allow it to finance its business activities. The joint venture partner had not provided such additional support. The Company had determined it was the primary beneficiary of this joint venture due to its ability to control the primary economic activity and to the subordinated financial support it had provided to the entity which would require the Company to absorb more than 50 percent of expected losses. On January 14, 2011, as a result of a $12,000 capital call, the Company achieved virtually 100 percent ownership in this Mexican marketing entity. The additional ownership was accounted for by reclassification of the negative balance of noncontrolling shareholder interest of $4,576 to Capital in excess of par value. This entity was also previously consolidated in the Company’s financial results.

The Company entered into a joint venture with Kenda Tire Company to construct and operate a tire manufacturing facility in the People’s Republic of China (“PRC”) which began production in 2007. Until May 2012, all of the tires produced by this joint venture are required to be exported and sold by Cooper Tire & Rubber Company and its affiliates. Due to this requirement, the Company has the power to direct the manufacturing operations of the joint venture to produce the types of tires required by the Company to meet its global demands. The Company had determined it was the primary beneficiary of this joint venture because of the operational control and the fact it currently receives all of the tires produced by this manufacturing operation. On March 2, 2011, the Company announced an agreement had been reached to increase the Company’s ownership in its affiliated Cooper Kenda Tire operations to 100 percent from 50 percent for cash consideration of $116,500. In accordance with Accounting Standards Codification (“ASC”) 810, “Consolidation”, the excess of the $116,500 over the non-controlling shareholder interest was recorded as a decrease to Capital in excess of par value, limited by the amount of Capital in excess of par value at the transaction date and to Retained earnings to reflect the additional ownership. The entity has been renamed Cooper Kunshan Tire. This entity was previously consolidated in the Company’s financial results.

Since the Company had determined as of December 31, 2010 that both Cooper Kenda and Cooper de Mexico were Variable Interest Entities (VIEs) and it was the primary beneficiary, it had included their assets, liabilities and operating results in its consolidated financial statements. At December 31, 2010, the assets (principally Property, plant and equipment) of these VIEs, $204,535, could only be used to settle obligations of those VIEs. Similarly, liabilities (principally Note payable) of consolidated VIEs, $80,414, at December 31, 2010 represented claims against the specific assets of the VIEs. Because of the increased ownership in these two entities, at March 31, 2011, these restrictions are no longer applicable.
2.	On January 14, 2011, the Company invested $21,775 and acquired an additional 20 percent ownership in COOCSA, a Mexican tire manufacturing entity in which it had previously been an equity investor. The Company’s ownership share is now approximately 58 percent and because of the increase in voting rights, the results of the entity and 100 percent of its assets and liabilities will be consolidated from the date of this transaction. The Company made this additional investment as part of its strategic plan to build a sustainable, competitive cost position.

The COOCSA acquisition is being accounted for as a purchase transaction. The total consideration (including the $21,775 paid and the fair value of the original 38 percent ownership interest) has preliminarily been allocated to the assets acquired, liabilities assumed and noncontrolling shareholder interest based on their respective fair values at January 14, 2011. This initial purchase price allocation may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed. Adjustments to this preliminary allocation will be made when the asset valuations have been completed. The Company expects the valuation process to be completed no later than September 30, 2011. The excess purchase price over the estimated fair value of the net assets acquired is allocated to goodwill. Goodwill consists of anticipated growth opportunities for COOCSA and is recorded in the North American Tire Operations segment. Goodwill is not deductible for federal income tax purposes. The operating results of COOCSA have been included in the consolidated financial statements of the Company since the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on January 14, 2011, translated into dollars at the exchange rate on that date.

Assets
Cash	$4,395
Inventory	14,105
Other current assets	3,400
Property, plant & equipment	83,321
Goodwill	21,210

Liabilities
Payable to Cooper Tire & Rubber Company	(4,185)
Accounts payable	(4,990)
Accrued liabilities	(2,436)
Deferred income taxes	(9,643)
Notes payable to Cooper Tire & Rubber Company	(11,269)

93,908
Noncontrolling shareholder interest	(37,853)

Cooper Tire & Rubber Company consideration	$56,055

The Company has determined the nonrecurring fair value measurements related to each of these assets and liabilities rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available and, as such, reside within Level 3 of the fair value hierarchy as defined in Footnote 4. The Company utilized a third party to assist in the fair value determination of certain components of the purchase price allocation, namely property, plant and equipment. The valuation of Property, plant and equipment was developed using primarily the cost approach. The fair value of the Company’s investment was determined based upon internal and external inputs considering various relevant market transactions and discounted cash flow valuation methods, among other factors. The fair value of noncontrolling shareholder interest was valued using the same method used to value the investment.

At December 31, 2010, the Company’s previously recorded investment in COOCSA was recorded as an Investment in unconsolidated subsidiary of $24,398 which was included in Other assets on its Consolidated Balance Sheets. The Company had also recorded a Cumulative currency loss of $4,893 associated with this investment which was included in Cumulative other comprehensive loss on the Consolidated Balance Sheets.

In connection with its increased investment in COOCSA, the Company recorded a gain of $4,989 on its original investment, which represents the excess of the fair value of approximately $34,280 over the January 14, 2011 carrying value and previously unrecognized currency losses. The gain was recorded in Other —net in the financial statements.

The Cooper Tire & Rubber Company consideration from the table above of $56,055 represents the $21,775 additional investment made by the Company plus the fair value of the original investment of $34,280.

The acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

3.	Net income per share is computed on the basis of the weighted average number of common shares outstanding each year. Diluted earnings per share from continuing operations includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2010	2011
Numerator
Numerator for basic and diluted earnings per share — income from continuing operations attributable to common stockholders	$12,336	$15,674

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	60,914	61,850

Effect of dilutive securities — stock options and other stock units	1,380	1,335

Denominator for diluted earnings per share — adjusted weighted average share outstanding	62,294	63,185

Basic earnings per share:
Income from continuing operations	$0.20	$0.25
Loss from discontinued operations, net of income taxes	(0.01)	—

Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.19	$0.25

Diluted earnings per share:
Income from continuing operations	$0.20	$0.25
Loss from discontinued operations, net of income taxes	(0.01)	—

Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.19	$0.25

4.	Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. The change in values of the fair value foreign currency hedges offset exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish krona, Norwegian krone, Mexican peso and Chinese yuan generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2010 and March 31, 2011 was $234,600 and $222,000, respectively. The counterparties to each of these agreements are major commercial banks.
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
Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately $(3,263) and $(6,416) as of December 31, 2010 and March 31, 2011, respectively) are recorded as a separate component of stockholders’ equity in the accompanying consolidated balance sheets and reclassified into earnings as the hedged transaction affects net sales.
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
The following table presents the location and amounts of derivative instrument fair values in the Statement of Financial Position:

(assets)/liabilities	December 31, 2010		March 31, 2011
Derivatives designated as hedging instruments	Accrued liabilities	$3,413	Accrued liabilities	$6,688

Derivatives not designated as hedging instruments	Accrued liabilities	$564	Accrued liabilities	$429

The following table presents the location and amount of gains and losses on derivative instruments in the consolidated statement of operations:

Amount of (Loss) Gain
	Amount of Gain (Loss)		Reclassified		Amount of Gain (Loss)
	Recognized in		from Cumulative		Recognized in
	Other Comprehensive		Other Comprehensive		Income
	Income on Derivatives		Loss into Income		on Derivatives
	(Effective Portion)		(Effective Portion)		(Ineffective Portion)
Derivatives
Designated as	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
Cash Flow	Ended	Ended	Ended	Ended	Ended	Ended
Hedges	March 31, 2010	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010	March 31, 2011
Foreign exchange contracts	$2,550	$(4,471)	$1,329	$(1,318)	$(29)	$(114)

		Amount of Gain (Loss)
	Location of	Recognized in Income
	Gain (Loss)	on Derivatives
Derivatives not	Recognized	Three Months Ended
Designated as	in Income on	March 31,
Hedging Instruments	Derivatives	2010	2011
Foreign exchange contracts	Other income	$(613)	$129

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements Using
		Quoted Prices	Significant
	Total	in Active Markets	Other	Significant
	Derivative	for Identical	Observable	Unobservable
	(Assets)	Assets	Inputs	Inputs
Foreign Exchange Contracts	Liabilities	Level (1)	Level (2)	Level (3)
March 31, 2011	$7,117	—	$7,117	—

December 31, 2010	$3,977	—	$3,977	—
The land, building and certain manufacturing equipment located at Albany, Georgia are classified as “assets held for sale” at estimated fair value less costs to sell determined based on letters of intent and negotiations with interested third parties. The fair value of these assets, $8,155 at March 31, 2011, is considered a Level 2 valuation.
The fair value of the Company’s debt is based upon prices of similar instruments in the market place. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2010		March 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$413,359	$413,359	$188,485	$188,485
Notes receivable	69,547	69,547	36,172	36,172
Notes payable	(146,947)	(146,947)	(127,051)	(127,051)
Current portion of long-term debt	(5,885)	(5,885)	(16,613)	(16,613)
Long-term debt	(320,724)	(322,124)	(317,276)	(311,276)
Derivative financial instruments	(3,977)	(3,977)	(7,117)	(7,117)

5.	The following table details information on the Company’s operating segments.

	Three months ended March 31
	2010	2011
Revenues from external customers:
North American Tire	$531,717	$647,944
International Tire	293,557	363,422
Eliminations	(70,831)	(105,404)

Net sales	$754,443	$905,962

Segment profit (loss):
North American Tire	$13,602	$21,529
International Tire	22,550	20,072
Eliminations	(509)	(1,743)
Unallocated corporate charges	(2,688)	(7,675)

Operating profit	32,955	32,183
Interest expense	8,730	9,421
Interest income	(1,213)	(669)
Other income	(237)	(5,505)

Income from continuing operations before income taxes	$25,675	$28,936

6.	At December 31, 2010, approximately 37 percent of the Company’s inventories had been valued under the LIFO method. At March 31, 2011, approximately 34 percent of the Company’s inventories are valued under the LIFO method. The remaining inventories have been valued under the FIFO method or average cost method. All inventories are stated at the lower of cost or market.
Under the LIFO method, inventories have been reduced by approximately $191,180 and $251,628 at December 31, 2010 and March 31, 2011, respectively, from current cost which would be reported under the first-in, first-out method.
7.	The Company’s incentive compensation plans allow the Company to grant awards to key employees in the form of stock options, stock awards, restricted stock units, stock appreciation rights, performance units, dividend equivalents and other awards. Compensation related to these awards is determined based on the fair value on the date of grant and is amortized to expense over the vesting period. For restricted stock units and performance based units, the Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire. If awards can be settled in cash, these awards are recorded as liabilities and marked to market.

The following table discloses the amount of stock based compensation expense for the three-month period ended March 31, 2010 and 2011:

	Three months ended March 31
	2010	2011
Stock options	$221	$493
Restricted stock units	167	282
Performance based units	699	204

Total stock based compensation	$1,087	$979

Stock Options

In April 2009, executives participating in the 2009 — 2011 Long-Term Incentive Plan were granted 1,155,000 stock options which will vest one third each year through April 2012. This plan does not contain any performance based criteria. In March 2010, executives participating in the 2010 — 2012 Long-Term Incentive Plan were granted 303,120 stock options which will vest one third each year through March 2013. In February 2011, executives participating in the 2011 — 2013 Long-Term Incentive Plan were granted 297,820 stock options which will vest one third each year through March 2014. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weight-average assumptions:

	2010	2011
Risk-free interest rate	2.8%	2.7%
Dividend yield	2.2%	1.8%
Expected volatility of the Company’s common stock	0.604	0.615
Expected life in years	6.0	6.0
The weighted average fair value of options granted in 2010 and 2011 was $9.01 and $11.57, respectively.

The following table provides details of the stock option activity for the three months ended March 31, 2011:

	Long-Term Incentive Plan Years
	2009 — 2011	2010 — 2012	2011 — 2013
January 1, 2011
Outstanding	816,500	303,120	—
Exercisable	164,500	—	—

Granted		—	297,570
Cancelled	(2,000)	—	—
Exercised	(2,000)	(6,500)	—

March 31, 2011
Outstanding	812,500	296,620	297,570
Exercisable	164,500	94,542	—

Restricted Stock Units

The following table provides details of the restricted stock unit activity for the three months ended March 31:

	2010	2011
Restricted stock units outstanding at January 1	526,809	242,273

Restricted stock units granted	—	70,000
Accrued dividend equivalents	1,506	1,246
Restricted stock units settled	(248,818)	(6,622)
Restricted stock units cancelled	(4,149)	(1,638)

Restricted stock units outstanding at March 31	275,348	305,259

Performance Stock Units (PSUs)

Executives participating in the Company’s Long-Term Incentive Plan for the plan year 2007 — 2009 and 2008 — 2010, earn performance stock units based on the Company’s financial performance. As part of the 2007 — 2009 plan, the units earned in 2007 and 2009 vested in February 2010. As part of the 2008 — 2010 plan, the units earned in 2009 and 2010 vested at December 31, 2010. No units were earned in 2008.

Executives participating in the Company’s Long-Term Incentive Plan for the plan year 2010 — 2012, earn performance stock units and cash. Units and cash earned during 2010 and any units and cash earned during 2011 will vest at December 31, 2012.

Executives participating in the Company’s Long-Term Incentive Plan for the plan year 2011 — 2013, earn performance stock units and cash. Any units and cash earned during 2011 will vest at December 31, 2013.

The following table provides details of the performance stock units earned under the Company’s Long-Term Incentive Plans for the three months ended March 31:

	Long-Term Incentive Plan Years
	2007-2009	2008-2010
Performance stock units outstanding at January 1, 2010	559,951	290,860
Accrued dividend equivalents	—	1,578
Performance stock units settled	(559,951)	—

Performance stock units outstanding at March 31, 2010	—	292,438

	2008-2010	2010-2012

Performance stock units outstanding at January 1, 2011	480,858	60,082
Accrued dividend equivalents	—	262
Performance stock units settled	(480,858)	—

Performance stock units outstanding at March 31, 2011	—	60,344

The Company’s restricted stock units and performance stock units are not participating securities. These units will be converted into shares of Company common stock in accordance with the distribution date indicated in the agreements. Restricted stock units earn dividend equivalents from the time of the award until distribution is made in common shares. Performance stock units earn dividend equivalents from the time the units have been earned based upon Company performance metrics until distribution is made in common shares. Dividend equivalents are only earned subject to vesting of the underlying restricted stock units or performance based units, accordingly, such units do not represent participating securities.
8.	The following table discloses the amount of net periodic benefit costs for the three months ended March 31, 2010 and 2011 for the Company’s defined benefit plans and other postretirement benefits relating to continuing operations:

	Pension Benefits — Domestic		Pension Benefits — International
	2010	2011	2010	2011
Components of net periodic benefit cost:
Service cost	$1,079	$1,925	$588	$624
Interest cost	11,348	11,250	4,276	4,498
Expected return on plan assets	(12,527)	(12,526)	(3,852)	(4,158)
Amortization of prior service cost	—	—	(158)	(188)
Amortization of actuarial loss	6,943	7,575	1,497	1,442
Recognized actuarial loss	3,330	—	—	—

Net periodic benefit cost	$10,173	$8,224	$2,351	$2,218

	Other Post Retirement Benefits
	2010	2011
Components of net periodic benefit cost:
Service cost	$790	$776
Interest cost	3,529	3,462
Amortization of prior service cost	(136)	(172)
Amortization of actuarial loss	—	315

Net periodic benefit cost	$4,183	$4,381
During 2011, the Company expects to contribute between $40,000 and $45,000 to its domestic and foreign pension plans.

9.	The following table reconciles the beginning and end of the period equity accounts attributable to Cooper Tire & Rubber Company and to the noncontrolling shareholder interests:

		Noncontrolling
	Total	Shareholders’		Redeemable
	Parent	Interests in	Total	Noncontrolling
	Stockholders’	Consolidated	Stockholders’	Shareholders’
	Equity	Subsidiaries	Equity	Interests
Balance at December 31, 2010	$460,789	$62,261	$523,050	$71,442

Net income	15,674	774	16,448	2,029
Other comprehensive income	16,171	950	17,121	679
Dividends payable to noncontrolling shareholders	—	—	—	(5,731)
Acquisition of business	—	37,853	37,853	—
Acquisition of noncontrolling shareholder interest	(54,239)	(62,261)	(116,500)	—
Stock compensation plans, including tax benefit of $105	(122)	—	(122)	—
Cash dividends — $.105 per share	(6,514)	—	(6,514)	—

Balance at March 31, 2011	$431,759	$39,577	$471,336	$68,419

The following table provides the details of the Company’s comprehensive income (loss). Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, unrealized gains or losses on certain marketable securities and derivative instruments and unrecognized postretirement benefits plans.

The Company’s comprehensive income is as follows:

	Three months ended March 31
	2010	2011
Net income attributable to
Cooper Tire & Rubber Company	$11,576	$15,674
Other comprehensive income (loss):
Currency translation adjustments	(4,572)	12,734
Unrealized net gains (losses) on derivative instruments and marketable securities, net of tax effect	1,362	(2,812)
Unrecognized postretirement benefit plans, net of tax effect	16,666	6,249

Comprehensive income attributable to Cooper Tire & Rubber Company	25,032	31,845
Net income attributable to noncontrolling shareholders’ interests	5,596	2,803
Other comprehensive income (loss):
Currency translation adjustments	(2,652)	1,629

Comprehensive income attributable to noncontrolling shareholders’ interests	2,944	4,432

Total comprehensive income	$27,976	$36,277

10.	The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities:

	2010	2011
Reserve at January 1	$23,814	$24,924
Additions	4,223	8,751
Payments	(3,902)	(5,756)

Reserve at March 31	$24,135	$27,919

11.	The Company is a defendant in various products liability claims brought in numerous jurisdictions in which individuals seek damages resulting from automobile accidents allegedly caused by defective tires manufactured by the Company. Each of the products liability claims faced by the Company generally involve different types of tires, models and lines, different circumstances surrounding the accident such as different applications, vehicles, speeds, road conditions, weather conditions, driver error, tire repair and maintenance practices, service life conditions, as well as different jurisdictions and different injuries. In addition, in many of the Company’s products liability lawsuits the plaintiff alleges that his or her harm was caused by one or more co-defendants who acted independently of the Company. Accordingly, both the claims asserted and the resolutions of those claims have an enormous amount of variability. The aggregate amount of damages asserted at any point in time is not determinable since often times when claims are filed, the plaintiffs do not specify the amount of damages. Even when there is an amount alleged, at times the amount is wildly inflated and has no rational basis.

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

The Company determines its reserves using the number of incidents expected during a year. During the first quarter of 2011, the Company increased its products liability reserve by $17,650. The addition of another quarter of self-insured incidents accounted for $10,149 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims increasing the reserve by $1,780. Finally, changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $5,721.

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

The Company paid $15,075 during the first quarter of 2011 to resolve cases and claims. The Company’s products liability reserve balance at December 31, 2010 totaled $191,033 (current portion of $41,892) and the balance at March 31, 2011 totaled $193,608 (current portion of $53,389).

The products liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company offset by recoveries of legal fees. Legal costs are expensed as incurred and products liability insurance premiums are amortized over coverage periods. The Company is entitled to reimbursement, under certain insurance contracts in place for periods ending prior to April 1, 2003, of legal fees expensed in prior periods based on events occurring in those periods. The Company records the reimbursements under such policies in the period the conditions for reimbursement are met. Products liability expense totaled $44,598 and $25,417 for the periods ended March 31, 2010 and 2011, respectively. Of the expense recorded in the first quarter of 2010, $21,800 was the result of the Company increasing its self-insured portion of a jury verdict in one case.

12.	For the quarter ended March 31, 2011, the Company recorded an income tax expense for continuing operations of $10,459 as compared to $7,743 for the comparable period in 2010. The provision includes a tax expense for discrete items of $2,667 relating primarily to increased deferred taxes resulting from consolidation of the increased investment in Mexico ($1,691) and the impact on deferred taxes from the 1% reduction in the United Kingdom statutory rate ($795). The effective tax rate for the three-month period for continuing operations is 26.9 percent, exclusive of discrete items, using the applicable effective tax rate determined using the forecasted multi-jurisdictional annual effective tax rates. For comparable periods in 2010, the effective tax rate for continuing operations, exclusive of discrete items, was 18.9 percent.

The $2,716 increase in tax expense for the quarter relates primarily to the reduction in the impact of the release of U.S. valuation allowances of $217; differences in the effective tax rates of international operations and the impact of the changes in the mix of earnings or loss by jurisdiction of $1,591; increased earnings impact of $1,143; and decreased discrete tax expense of $(235).

The Company maintains a valuation allowance on its net U.S. deferred tax asset position. A valuation allowance is required pursuant to ASC 740 relating to Accounting for Income Taxes, when, based upon an assessment which is largely dependent upon objectively verifiable evidence including recent operating loss history, expected reversal of existing deferred tax liabilities and tax loss carry back capacity, it is more likely than not that some portion of the deferred tax assets will not be realized. The valuation allowance will be maintained as long as it is more likely than not that some portion of the deferred tax asset may not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the U.S., the Company has recorded significant deferred tax assets, the largest of which relate to products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains a $172,740 valuation allowance for the portion of U.S. deferred tax assets exceeding its U.S. deferred tax liabilities. In addition, the Company has recorded valuation allowances of $6,925 for deferred tax assets associated with the portion of non-U.S. deferred tax assets exceeding the non-U.S. deferred tax liabilities for a total valuation allowance of $179,665.

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

The Company maintains an ASC 740-10, “Accounting for Uncertainty in Income Taxes” liability for unrecognized tax benefits for permanent and temporary book/tax differences for continuing operations. At March 31, 2011, the Company’s liability, exclusive of interest, totals approximately $9,180. The Company accrued approximately $15 of interest expense for the quarter which has been recorded as a discrete item in its tax provision.

At March 31, 2011, the Company has a receivable for approximately $31,477 of U.S. cash tax refunds, including interest. It is anticipated that we will collect or apply $18,565 of these receivables in 2011 with the balance to be collected upon the completion of the IRS audit currently in process.

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

In 2009, the Company was notified by a noncontrolling shareholder that it had exercised its put option and after governmental approval, the Company purchased the 14 percent share for $17,920 on March 31, 2010. The remaining noncontrolling shareholder has the right to sell its 35 percent share to the Company at a minimum price of $44,780. At March 31, 2011, the formula price exceeds the minimum price, however, the carrying value exceeds the formula price and the carrying value is the amount shown on the Company’s Condensed Consolidated Balance Sheets.

If the put option is not exercised and expires on December 31, 2011, the amount of Redeemable noncontrolling shareholder interest will be reclassified into equity and included as part of Noncontrolling shareholders’ interests in consolidated subsidiaries.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presents information related to the consolidated results of the operations of the Company, a discussion of past results and future outlook of each of the Company’s segments, and information concerning both the liquidity and capital resources of the Company. The Company’s actual results may differ materially from those indicated under the forward-looking statements heading below.
Consolidated Results of Operations
(Dollar amounts in millions except per share amounts)

	Three months ended March 31
	2010	Change	2011
Revenues:
North American Tire	$531.7	21.9%	$647.9
International Tire	293.6	23.8%	363.4
Eliminations	(70.9)	48.5%	(105.3)

Net sales	$754.4	20.1%	$906.0

Segment profit (loss):
North American Tire	$13.6	58.1%	$21.5
International Tire	22.6	-11.5%	20.0
Unallocated corporate charges	(2.7)	n/m	(7.7)
Eliminations	(0.5)	n/m	(1.6)

Operating profit	33.0	-2.4%	32.2
Interest expense	8.7	8.0%	9.4
Interest income	(1.2)	-41.7%	(0.7)
Other income	(0.2)	n/m	(5.5)

Income from continuing operations before income taxes	25.7	12.8%	29.0

Income tax expense (benefit)	7.7	36.4%	10.5

Income from continuing operations	18.0	2.8%	18.5

Income (loss) from discontinued operations, net of income taxes	(0.8)	-100.0%	—
Noncontrolling shareholders’ interests	5.6	-50.0%	2.8

Net income attributable to Cooper Tire & Rubber Company	$11.6	35.3%	$15.7

Basic earnings per share attributable to Cooper Tire & Rubber Company	$0.19		$0.25

Diluted earnings per share attributable to Cooper Tire & Rubber Company	$0.19		$0.25

Consolidated net sales for the three-month period ended March 31, 2011 were $152 million higher than the comparable period one year ago. The increase in net sales for the first quarter of 2011 compared with the first quarter of 2010 was primarily the result of favorable pricing and mix ($145 million) in both the North American and International Tire Operations segments. Also contributing to the increase in net sales in the first quarter of 2011 were favorable exchange rates in the International Tire Operations segment ($7 million).
Operating profit in the first quarter of 2011 decreased by $1 million from the first quarter of 2010. Higher raw material costs in the North American and International Tire Operations segments ($164 million) were partially offset by improved pricing and mix ($128 million) and manufacturing efficiencies ($5 million) in both segments. Additionally, higher unit volumes ($11 million), decreased products liability expenses ($19 million) and the non-recurrence of restructuring costs ($8 million) in the North American Tire Operations segment contributed favorably to the Company’s operating profit. Selling, general and administrative costs, including costs associated with the Company’s aircraft and increases in accruals for stock-based liabilities, were unfavorable ($8 million).
In the first quarter of 2011, the Company acquired an additional 20 percent ownership in COOCSA, a Mexican tire manufacturing entity in which it had previously been an equity investor. The Company’s ownership share is now approximately 58 percent and, because of the increase in voting rights, the results of the entity will be consolidated from the date of the transaction. The Company made this additional investment as part of its strategic plan to build a sustainable, competitive cost position. The inclusion of the operating profit of COOCSA was incremental to the operating profit of the North American Tire Operations segment in the first quarter of 2011 ($1 million).
The Company continued to experience significant increases in the costs of certain of its principal raw materials in the first quarter of 2011 compared with the first quarter 2010 levels. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based. The increases in the cost of natural rubber and petroleum-based materials were the most significant drivers of higher raw material costs during the first quarter of 2011, which were $164 million higher than the same period in 2010.
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
Products liability expenses totaled $25 million and $44 million in the first quarter of 2011 and 2010, respectively. The majority of the decrease is due to the Company recording an additional $22 million of charges for its self-insured portion of an adverse jury verdict in one case during the first quarter of 2010. The Company intends to appeal this case. The remaining change in the liability primarily results from adjustments to existing reserves based on a comprehensive review of outstanding claims. Additional information related to the Company’s accounting for products liability costs appears in the Notes to the Condensed Consolidated Financial Statements.
Selling, general and administrative expenses were $53 million in the first quarter of 2011 (5.8 percent of net sales) and $45 million in the first quarter of 2010 (5.9 percent of net sales). The increase in selling, general and administrative expenses in total was due primarily to costs associated with the Company’s aircraft, liabilities tied to the Company’s stock price and increased advertising and selling costs associated with the higher sales levels.
During the first quarter of 2010, the Company recorded $8 million in restructuring costs related to the closure of its Albany, Georgia manufacturing facility.
Interest expense increased $1 million in the first quarter of 2011 from the first quarter of 2010, primarily due to higher borrowing rates incurred at the Company’s subsidiaries.
Interest income was $1 million in both the first quarter of 2011 and the first quarter of 2010.

Other income increased $5 million in the first quarter of 2011 compared to 2010. In connection with its increased investment in COOCSA, the Company recorded a gain of $5 million on its original investment, which represents the excess of the fair value of approximately $34 million over the carrying value of the investment as of the transaction date.
For the quarter ended March 31, 2011, the Company recorded an income tax expense for continuing operations of $10.5 million as compared to $7.7 million for the comparable period in 2010. The provision includes a tax expense for discrete items of $2.7 million relating primarily to increased deferred taxes resulting from consolidation of the increased investment in Mexico of $1.7 million and the impact on deferred taxes from the 1% reduction in the United Kingdom statutory rate of $0.8 million. The effective tax rate for the three-month period for continuing operations is 26.9 percent, exclusive of discrete items, using the applicable effective tax rate determined using the forecasted multi-jurisdictional annual effective tax rates. For comparable periods in 2010, the effective tax rate for continuing operations, exclusive of discrete items, was 18.9 percent.
The $2.7 million increase in tax expense for the quarter relates primarily to the reduction in the impact of the release of U.S. valuation allowances of $0.2 million; differences in the effective tax rates of international operations and the impact of the changes in the mix of earnings or loss by jurisdiction of $1.6 million; increased earnings impact of $1.1 million; and decreased discrete tax expense of $(0.2) million.
The Company maintains a valuation allowance on its net U.S. deferred tax asset position. A valuation allowance is required pursuant to ASC 740 relating to Accounting for Income Taxes, when, based upon an assessment which is largely dependent upon objectively verifiable evidence including recent operating loss history, expected reversal of existing deferred tax liabilities and tax loss carry back capacity, it is more likely than not that some portion of the deferred tax assets will not be realized. The valuation allowance will be maintained as long as it is more likely than not that some portion of the deferred tax asset may not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the U.S., the Company has recorded significant deferred tax assets, the largest of which relate to products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains a $172.7 million valuation allowance for the portion of U.S. deferred tax assets exceeding its U.S. deferred tax liabilities. In addition, the Company has recorded valuation allowances of $6.9 million for deferred tax assets associated with the portion of non-U.S. deferred tax assets exceeding the non-U.S. deferred tax liabilities for a total valuation allowance of $179.7 million.

North American Tire Operations Segment

	Three months ended March 31
	2010	Change	2011
(Dollar amounts in millions)
Sales	$531.7	21.9%	$647.9

Operating profit	$13.6	58.1%	$21.5

Operating margin	2.5%	.8 points	3.3%

United States unit shipments changes:
Passenger tires
Segment		8.8%
RMA members		5.7%
Total Industry		7.8%

Light truck tires
Segment		10.8%
RMA members		14.8%
Total Industry		15.7%

Total light vehicle tires
Segment		9.2%
RMA members		6.8%
Total Industry		8.8%

Total segment unit sales change		8.6%
The source of this information is the Rubber Manufacturers Association and internal sources.

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
Sales
Sales of the North American Tire Operations segment increased $116 million, or 21.9 percent from the sales levels achieved in the first quarter of 2010. The increase in sales was a result of favorable pricing and mix ($71 million) and higher unit volumes ($46 million). In the U.S., the segment’s unit shipments of total light vehicle tires increased 9.2 percent in 2011 from 2010. The increase exceeded the 6.8 percent increase in total light vehicle shipments experienced by the members of the Rubber Manufacturers Association (“RMA”), and also exceeded the 8.8 percent increase in total light vehicle shipments experienced for the total industry (which includes an estimate for non-RMA members). The segment saw increases in market share for passenger and commercial vehicles, and a decline in its market share of light truck tires in the United States.
Operating Profit
North American Tire Operations segment operating profit increased $8 million in the first quarter of 2011 compared to the first quarter of 2010. Operating profit increased as a result of favorable pricing and mix ($57 million), decreased products liability charges ($19 million), higher unit volumes ($12 million), the non-recurrence of restructuring costs ($8 million) and improved manufacturing efficiencies ($4 million). The inclusion of the operating profit of COOCSA was incremental to the operating profit of the segment in the first quarter of 2011 ($1 million). These improvements were partially offset by higher raw material costs ($90 million) and increased selling, general and administrative expenses ($2 million).
The North American Tire Operations segment continued to experience significant increases in the costs of certain of its principal raw materials in the first quarter of 2011 compared with the first quarter 2010 levels. The segment’s internally calculated raw material index of 238 during the quarter was an increase of 31 percent for the three months ended March 31, 2011 from the same period of 2010. The raw material index increased 16 percent from the fourth quarter of 2010.
International Tire Operations Segment

	Three months ended March 31
	2010	Change	2011
(Dollar amounts in millions)
Sales	$293.6	23.8%	$363.4

Operating profit	$22.6	-11.5%	$20.0

Operating margin	7.7%	(2.2) points	5.5%

Unit sales change		-4.2%

Overview
The International Tire Operations segment has affiliated operations in the U.K. and the PRC. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for the global market. The Cooper Chengshan Tire joint venture manufactures and markets radial and bias medium truck tires as well as passenger and light truck tires for the global market. Cooper Kunshan Tire currently manufactures light vehicle tires to be exported to markets outside of the PRC until May 2012. Only a small percentage of the tires manufactured by the segment are sold to OEMs.
Sales
Sales of the International Tire Operations segment increased $70 million, or 23.1 percent, in the first quarter of 2011 compared with the first quarter of 2010. Contributing to the increase in sales were favorable pricing and mix ($75 million) and favorable foreign exchange rates ($7 million). Partially offsetting these increases were lower unit volumes ($12 million). The segment implemented a variety of price increases in the regions it operates in during the quarter.
Operating Profit
The International Tire Operations segment operating profit in the first quarter of 2011 was $20 million, $3 million lower than in the same period of 2010. The decrease in operating profit was due primarily to higher raw material costs ($73 million), lower unit volumes ($1 million) and higher other costs ($1 million). This decrease was partially offset by favorable pricing and mix ($72 million).
Outlook for Company
The Company expects industry demand for tires will continue to vary by region. Demand in developing markets, including the PRC, should remain robust while more mature tire markets should grow in a range similar to normal historical rates of 2 to 3 percent. The Company intends to manufacture ten percent more tires in 2011 than in 2010 to meet the strong demand for its products, and to rebuild inventory levels to improve customer service. The increase will occur across the supply network. Capital investments are expected to be between $150 million and $170 million in 2011. The Company will also continue to search for alternative tire sources that are a good fit for its long term strategic direction while providing necessary short term economic benefits.
Raw material costs are forecasted to remain at elevated levels in the future, but persistent volatility can make it difficult to accurately predict these movements in raw material prices. The Company’s raw material index is likely to be sequentially higher between 10 percent and 15 percent during the second quarter from the first quarter of 2011. The increases in the raw material index are expected to decelerate beginning in the third quarter of 2011. The industry recently has shown an ability to demonstrate pricing discipline, but these changes in sales prices typically lag the changes in raw material costs, and there is no guarantee the ability to maintain pricing discipline will continue.
The Company expects its effective tax rate for 2011 will most likely be between 20 percent and30 percent.
The Company’s focus is on efforts that will continue to better position the Company to improve shareholder returns. The Company remains optimistic about opportunities to further improve results as it successfully implements tactics that will profitably grow the top line, improve its global cost structure and improve organizational capabilities.

Liquidity and Capital Resources
Generation and uses of cash — Net cash used in operating activities of continuing operations was $42 million during the first three months of 2011 compared to $29 million in the first three months of 2010. Accounts receivable balances have increased as a result of strong sales while the notes receivable balance has decreased as the Company has redeemed the notes to satisfy cash needs in the PRC. Inventory balances continue to increase as a result of higher raw material costs. The increase in accrued liabilities is the result of increased balances for taxes and products liability. The increase in current portion of products liability is offset by a decrease in the long-term portion which is a component of Other items. The Company’s pension contributions are also included as part of Other items.
Net cash used in investing activities during the first quarters of 2010 and 2011 reflect capital expenditures of $15 million and $36 million, respectively. During the first quarter of 2011, the Company invested $17 million in COOCSA, increasing its ownership percentage to approximately 58 percent, and because of the increase in voting rights, now consolidates the results of those operations.
During the first quarters of 2010 and 2011, the Company repaid $25 million and $21 million of debt, respectively. In 2011, the Company issued $8 million of long-term notes in the PRC. In 2010, the Company’s Cooper Kenda Tire joint venture received $5 million of capital contributions from its joint venture partner. In 2011, the Company paid $117 million to purchase the remaining 50 percent ownership interest in this joint venture. In 2010, the Company’s Cooper Kunshan Tire joint venture received $5 million of capital contributions from its joint venture partner. Also in the first quarter of 2010, the Company paid $18 million to purchase an additional 14 percent interest in its Cooper Chengshan joint venture increasing its ownership share to 65 percent.
Dividends paid on the Company’s common shares in the first quarter of 2010 were $6 million and in the first quarter of 2011 were $7 million.
Available credit facilities — Domestically, the Company has a revolving credit facility with a consortium of six banks that provides up to $200 million based on available collateral and expires November 9, 2012. The Company also has an accounts receivable securitization facility with a $125 million limit with an August 2011 maturity. These credit facilities remain undrawn, other than to secure letters of credit, and have no significant financial covenants until available credit is less than specified amounts.
The Company’s affiliated operations in Asia have annual renewable unsecured credit lines that provide up to $350 million of borrowings and do not contain financial covenants.
Available cash and contractual commitments — At March 31, 2011, the Company had cash and cash equivalents of $188 million. The Company’s additional borrowing capacity based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at March 31, 2011 was $260 million. The additional borrowing capacity on the Asian credit lines totaled $187 million.
The Company expects capital expenditures for 2011 to be in the $150 to $170 million range of which approximately $40 million will be in consolidated entities where the Company’s ownership is between 50 and 100 percent.

The following table summarizes long-term debt at March 31, 2011:

Parent company
8% unsecured notes due December 2019	$173.6
7.625% unsecured notes due March 2027	116.9
Capitalized leases and other	9.9

300.4

Subsidiaries
5.13% unsecured notes due in 2011	5.3
5.13% unsecured notes due in 2012	20.6
6.10% unsecured notes due in 2014	7.6

33.5

Total long-term debt	333.9
Less current maturities	16.6

$317.3

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

Forward-Looking Statements
This report contains what the Company believes are “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding projections, expectations or matters that the Company anticipates may happen with respect to the future performance of the industries in which the Company operates, the economies of the United States and other countries, or the performance of the Company itself, which involve uncertainty and risk. Such “forward-looking statements” are generally, though not always, preceded by words such as “anticipates,” “expects,” “will,” “should,” “believes,” “projects,” “intends,” “plans,” “estimates,” and similar terms that connote a view to the future and are not merely recitations of historical fact. Such statements are made solely on the basis of the Company’s current views and perceptions of future events, and there can be no assurance that such statements will prove to be true. It is possible that actual results may differ materially from those projections or expectations due to a variety of factors, including but not limited to:
•	changes in economic and business conditions in the world;

•	the failure to achieve expected sales levels;

•	consolidation among the Company’s competitors and customers;

•	technology advancements;

•	the failure of the Company’s suppliers to timely deliver products in accordance with contract specifications;

•	changes in interest and foreign exchange rates;

•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons;

•	the impact of reductions in the insurance program covering the principal risks to the Company, and other unanticipated events and conditions;

•	volatility in raw material and energy prices, including those of rubber, steel, petroleum based products and natural gas and the unavailability of such raw materials or energy sources;

•	the inability to obtain and maintain price increases to offset higher production or material costs;

•	increased competitive activity including actions by larger competitors or low-cost producers;

•	the inability to recover the costs to develop and test new products or processes;

•	the risks associated with doing business outside of the United States;

•	changes in pension expense and/or funding resulting from investment performance of the Company’s pension plan assets and changes in discount rate, salary increase rate, and expected return on plan assets assumptions, or changes to related accounting regulations;

•	government regulatory initiatives;

•	the impact of labor problems, including a strike brought against the Company or against one or more of its large customers or suppliers;

•	litigation brought against the Company including products liability;

•	an adverse change in the Company’s credit ratings, which could increase its borrowing costs and/or hamper its access to the credit markets;

•	changes to the credit markets and/or access to those markets;

•	inaccurate assumptions used in developing the Company’s strategic plan or operating plans or the inability or failure to successfully implement such plans;

•	inability to adequately protect the Company’s intellectual property rights;

•	failure to successfully integrate acquisitions into operations or their related financings may impact liquidity and capital resources;

•	inability to use deferred tax assets;

•	changes to tariffs on certain tires imported into the United States from the PRC or the imposition of new tariffs or trade restrictions and;

•	changes in the Company’s relationship with joint venture partners.

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
Further information covering issues that could materially affect financial performance is contained in the Company’s other periodic filings with the U. S. Securities and Exchange Commission (“SEC”).
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
The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of March 31, 2011 (“Evaluation Date”)). Based on its initial evaluation, the Company’s CEO and CFO concluded that its disclosure controls and procedures were effective as of the Evaluation Date.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1A. RISK FACTORS
Some of the more significant risk factors related to the Company and its subsidiaries follow:
The Company is facing heightened risks due to the current business environment.
Current global economic conditions may affect demand for the Company’s products, create volatility in raw material costs and affect the availability and cost of credit. These conditions also affect the Company’s customers and suppliers as well as the ultimate consumer.
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
The pricing volatility for natural rubber, petroleum-based materials and other raw materials contributes to the difficulty in managing the costs of raw materials. Costs for certain raw materials used in the Company’s operations, including natural rubber, chemicals, carbon black, steel reinforcements and synthetic rubber remain volatile. Increasing costs for raw material supplies will increase the Company’s production costs and affect its margins if the Company is unable to pass the higher production costs on to its customers in the form of price increases. Further, if the Company is unable to obtain adequate supplies of raw materials in a timely manner for any reason, its operations could be interrupted.
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
The Company has affiliate, subsidiary and joint venture operations worldwide, including in the U.S., the U.K., Europe, Mexico and the PRC. The Company has two manufacturing entities, the Cooper Chengshan joint venture and Cooper Kunshan, in the PRC and has continued to expand operations in that country. The Company has also recently increased its investment in COOCSA, a tire manufacturing entity in Mexico. There are a number of risks in doing business abroad, including political and economic uncertainty, social unrest, shortages of trained labor and the uncertainties associated with entering into joint ventures or similar arrangements in foreign countries. These risks may impact the Company’s ability to expand its operations in the PRC and elsewhere and otherwise achieve its objectives relating to its foreign operations including utilizing these locations as suppliers to other markets. In addition, compliance with multiple and potentially conflicting foreign laws and regulations, import and export limitations and exchange controls is burdensome and expensive. The Company’s foreign operations also subject it to the risks of international terrorism and hostilities and to foreign currency risks, including exchange rate fluctuations and limits on the repatriation of funds.
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
The Company is subject to federal, state, local and foreign laws and regulations. Compliance with those laws now in effect, or that may be enacted, could require significant capital expenditures, increase the Company’s production costs and affect its earnings and results of operations.
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
The Company maintains a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” on its net U.S. deferred tax asset position. The valuation allowance will be maintained as long as it is more likely than not that some portion of the deferred tax asset may not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the U.S., the Company has recorded significant deferred tax assets, the largest of which relate to products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains a valuation allowance for the portion of U.S. deferred tax assets exceeding its U.S. deferred tax liabilities. In addition, the Company has recorded valuation allowances for deferred tax assets associated with losses in certain foreign jurisdictions.
The impact of proposed new accounting standards may have a negative impact on the Company’s financial statements.
The Financial Accounting Standards Board is considering several projects which may result in the modification of accounting standards affecting the Company, including standards relating to revenue recognition, financial instruments, leasing, and others. Any such changes could have a negative impact on the Company’s financial statements.
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
The affiliated operations in the PRC have been financed in part using multiple loans from several lenders to finance facility construction, expansions and working capital needs. These loans are generally for terms of three years or less. Therefore, debt maturities occur frequently and access to the capital markets is crucial to their ability to maintain sufficient liquidity to support their operations.
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

Item 6. EXHIBITS
(a) Exhibits

(10.1)	Form of Performance Stock Unit and Cash Award Agreement

(10.2)	Form of Restricted Stock Unit Award Agreement

(10.3)	Form of Nonqualified Stock Option Award Agreement

(31.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

April 26, 2011
(Date)