Form 10-Q
period 2011-06-30
COOPER TIRE & RUBBER CO
filed 2011-08-04
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☑	Accelerated filer☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
Number of shares of common stock of registrant outstanding
at July 31, 2011: 62,257,749

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4. CONTROLS AND PROCEDURES
Part II. OTHER INFORMATION
Item 1A. RISK FACTORS
Item 6. EXHIBITS
SIGNATURES
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per-share amounts)

	December 31,	June 30,
	2010	2011
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$413,359	$137,688
Notes receivable	69,547	38,046
Accounts receivable, less allowances of $10,811 in 2010 and $12,083 in 2011	414,149	477,727
Inventories at lower of cost or market:
Finished goods	240,107	382,829
Work in process	26,735	50,842
Raw materials and supplies	119,985	208,800

	386,827	642,471

Other current assets	56,357	42,630

Total current assets	1,340,239	1,338,562
Property, plant and equipment:
Land and land improvements	34,355	34,400
Buildings	320,997	324,398
Machinery and equipment	1,636,700	1,763,605
Molds, cores and rings	232,153	233,949

	2,224,205	2,356,352
Less accumulated depreciation and amortization	1,371,763	1,396,678

Net property, plant and equipment	852,442	959,674
Goodwill	—	20,687
Intangibles, net of accumulated amortization of $24,455 in 2010 and $25,086 in 2011	17,256	16,626
Restricted cash	2,274	2,401
Other assets	93,326	70,872

Total assets	$2,305,537	$2,408,822

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$146,947	$136,170
Accounts payable	384,464	488,160
Accrued liabilities	152,364	185,023
Income taxes	4,601	4,905
Current portion of long term debt	5,885	21,458

Total current liabilities	694,261	835,716

Long-term debt	320,724	324,440
Postretirement benefits other than pensions	257,657	261,546
Pension benefits	258,321	234,436
Other long-term liabilities	180,082	174,648
Deferred income taxes	—	12,435
Redeemable noncontrolling shareholder interest	71,442	71,673
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued in 2010 and in 2011	87,850	87,850
Capital in excess of par value	61,444	—
Retained earnings	1,247,265	1,251,190
Cumulative other comprehensive loss	(468,063)	(430,153)

	928,496	908,887

Less: common shares in treasury at cost (26,205,336 in 2010 and 25,592,543 in 2011)	(467,707)	(455,419)

Total parent stockholders’ equity	460,789	453,468
Noncontrolling shareholders’ interests in consolidated subsidiaries	62,261	40,460

Total equity	523,050	493,928

Total liabilities and equity	$2,305,537	$2,408,822

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2010 AND 2011
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2010	2011
Net sales	$803,959	$922,207
Cost of products sold	708,577	849,464

Gross profit	95,382	72,743

Selling, general and administrative	54,274	48,490
Restructuring	7,426	—

Operating profit	33,682	24,253

Interest expense	9,149	9,229
Interest income	(771)	(901)
Other income	(988)	(143)

Income from continuing operations before income taxes	26,292	16,068

Income tax expense	1,247	1,621

Income from continuing operations	25,045	14,447

Income from discontinued operations, net of income taxes	25,126	—

Net income	50,171	14,447

Net income attributable to noncontrolling shareholders’ interests	6,094	2,924

Net income attributable to Cooper Tire & Rubber Company	$44,077	$11,523

Basic earnings per share:
Income from continuing operations attributable to Cooper Tire & Rubber Company	$0.31	$0.19
Income from discontinued operations	0.41	—

Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.72	$0.19

Diluted earnings per share:
Income from continuing operations attributable to Cooper Tire & Rubber Company	$0.30	$0.18
Income from discontinued operations	0.40	—

Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.70	$0.18

Dividends per share	$0.105	$0.105

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2010 AND 2011
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	2010	2011
Net sales	$1,558,402	$1,828,169
Cost of products sold	1,377,848	1,670,298

Gross profit	180,554	157,871

Selling, general and administrative	98,879	101,435
Restructuring	15,038	—

Operating profit	66,637	56,436

Interest expense	17,879	18,650
Interest income	(1,984)	(1,570)
Other income	(1,225)	(5,648)

Income from continuing operations before income taxes	51,967	45,004

Income tax expense	8,990	12,080

Income from continuing operations	42,977	32,924

Income from discontinued operations, net of income taxes	24,366	—

Net income	67,343	32,924

Net income attributable to noncontrolling shareholders’ interests	11,690	5,727

Net income attributable to Cooper Tire & Rubber Company	$55,653	$27,197

Basic earnings per share:
Income from continuing operations attributable to Cooper Tire & Rubber Company	$0.51	$0.44
Income from discontinued operations	0.40	—

Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.91	$0.44

Diluted earnings per share:
Income from continuing operations attributable to Cooper Tire & Rubber Company	$0.50	$0.43
Income from discontinued operations	0.39	—

Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.89	$0.43

Dividends per share	$0.210	$0.210

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010 AND 2011
(UNAUDITED)
(Dollar amounts in thousands)

	2010	2011
Operating activities:
Net income	$67,343	$32,924
Adjustments to reconcile net income to net cash provided by (used in) continuing operations:
Income from discontinued operations, net of income taxes	(24,366)	—
Depreciation	58,991	62,228
Amortization	997	672
Deferred income taxes	(551)	1,543
Stock based compensation	3,532	2,339
Change in LIFO inventory reserve	46,627	70,706
Amortization of unrecognized postretirement benefits	16,505	17,682
Loss on sale of assets	209	2,735
Changes in operating assets and liabilities of continuing operations:
Accounts and notes receivable	(108,959)	(41,959)
Inventories	(137,258)	(306,206)
Other current assets	(3,662)	19,237
Accounts payable	87,683	93,210
Accrued liabilities	(1,919)	31,630
Other items	24,081	(41,951)

Net cash provided by (used in) continuing operations	29,253	(55,210)
Net cash provided by discontinued operations	17,262	—

Net cash provided by (used in) operating activities	46,515	(55,210)

Investing activities:
Property, plant and equipment	(45,048)	(83,100)
Acquisition of business, net of cash acquired	—	(17,380)
Proceeds from the sale of assets	292	3,450

Net cash used in investing activities	(44,756)	(97,030)

Financing activities:
Payments on short-term debt	(4,776)	(12,740)
Issuance of long-term debt	—	20,085
Payments on long-term debt	(10,600)	(600)
Contributions by noncontrolling shareholder	5,250	—
Acquisition of noncontrolling shareholder interest	(17,920)	(116,500)
Payment of dividends to noncontrolling shareholders	(11,637)	(5,731)
Payment of dividends	(12,856)	(13,048)
Issuance of common shares and excess tax benefits on options	3,640	4,289

Net cash used in financing activities	(48,899)	(124,245)

Effects of exchange rate changes on cash of continuing operations	(759)	814

Changes in cash and cash equivalents	(47,899)	(275,671)

Cash and cash equivalents at beginning of year	426,981	413,359

Cash and cash equivalents at end of period	$379,082	$137,688

See accompanying notes.

COOPER TIRE & RUBBER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per-share amounts)
1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. There is a year-round demand for the Company’s passenger and truck replacement tires, but sales of light vehicle replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November. Operating results for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.
The Company consolidates into its financial statements the accounts of the Company, all wholly-owned subsidiaries, and any partially-owned subsidiary that the Company has the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50 percent owned are consolidated, investments in affiliates of 50 percent or less but greater than 20 percent are accounted for using the equity method, and investments in affiliates of 20 percent or less are accounted for using the cost method. The Company does not consolidate any entity for which it has a variable interest based solely on power to direct the activities and significant participation in the entity’s expected results that would not otherwise be consolidated based on control through voting interests. Further, the Company’s joint ventures are businesses established and maintained in connection with the Company’s operating strategy. All intercompany transactions and balances have been eliminated.
The Company’s investment in Corporacion de Occidente (“COOCSA”), a Mexican tire manufacturing entity, represented an approximate 38 percent ownership interest at December 31, 2010. On January 14, 2011, the Company invested $21,775 and acquired an additional 20 percent ownership share. The Company’s ownership share is now approximately 58 percent and because of the increase in voting rights, the results of the entity have been consolidated from the date of the transaction.
The Company had entered into a joint venture, Cooper de Mexico, to market and distribute Cooper, Pneustone and associated brand tires in Mexico. The Company had determined it had the power to control the purchasing and marketing of tires for this joint venture. The Company had also provided additional financial support to this joint venture in order to allow it to finance its business activities. The joint venture partner had not provided such additional support. The Company had determined it was the primary beneficiary of this joint venture due to its ability to control the primary economic activity and due to the subordinated financial support it had provided to the entity which would require the Company to absorb more than 50 percent of expected losses. On January 14, 2011, as a result of a $12,000 capital call, the Company achieved virtually 100 percent ownership in this Mexican marketing entity. The additional ownership was accounted for by reclassification of the negative balance of noncontrolling shareholder interest of $4,576 to Capital in excess of par value. This entity was previously consolidated in the Company’s financial results.

The Company entered into a joint venture with Kenda Tire Company to construct and operate a tire manufacturing facility in the People’s Republic of China (“PRC”) which began production in 2007. Until May 2012, all of the tires produced by this joint venture are required to be exported and sold by Cooper Tire & Rubber Company and its affiliates. Due to this requirement, the Company has the power to direct the manufacturing operations of the joint venture to produce the types of tires required by the Company to meet its global demands. The Company had determined it was the primary beneficiary of this joint venture because of the operational control and the fact it received all of the tires produced by this manufacturing operation. In March 2011, the Company increased its ownership in the affiliated Cooper Kenda Tire operations to 100 percent from 50 percent for cash consideration of $116,500. In accordance with Accounting Standards Codification (“ASC”) 810, “Consolidation,” the excess of the $116,500 over the non-controlling shareholder interest was recorded as a decrease to Capital in excess of par value, limited by the amount of Capital in excess of par value at the transaction date and to Retained earnings to reflect the additional ownership. The entity has been renamed Cooper Kunshan Tire. This entity was previously consolidated in the Company’s financial results.
Since the Company had determined as of December 31, 2010 that both Cooper Kenda and Cooper de Mexico were Variable Interest Entities (“VIEs”) and it was the primary beneficiary, it had included their assets, liabilities and operating results in its consolidated financial statements. At December 31, 2010, the assets (principally Property, plant and equipment) of these VIEs, $204,535, could only be used to settle obligations of those VIEs. Similarly, liabilities (principally Notes payable) of consolidated VIEs, $80,414, at December 31, 2010 represented claims against the specific assets of the VIEs. Because of the increased ownership in these two entities, these restrictions are no longer applicable.
Accounting Pronouncements

In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income”, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. Although the Company does not expect the adoption of ASU 2011-05 to have a material effect on its consolidated financial statements, it will change its financial statement presentation.
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

The COOCSA acquisition is being accounted for as a purchase transaction. The total consideration (including the $21,775 paid and the fair value of the original 38 percent ownership interest) has preliminarily been allocated to the assets acquired, liabilities assumed and noncontrolling shareholder interest based on their respective fair values at January 14, 2011. This initial purchase price allocation may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed. Adjustments to this preliminary allocation will be made when the asset valuations have been completed. In the second quarter, changes in the valuation of property, plant and equipment and certain accrued liabilities were recorded, with a corresponding adjustment to goodwill. The Company expects the valuation process to be completed no later than December 31, 2011. The excess purchase price over the estimated fair value of the net assets acquired is allocated to goodwill. Goodwill consists of anticipated growth opportunities for COOCSA and is recorded in the North American Tire Operations segment. Goodwill is not deductible for federal income tax purposes. The operating results of COOCSA have been included in the consolidated financial statements of the Company since the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on January 14, 2011, translated into U.S. dollars at the exchange rate on that date.

Assets
Cash	$4,395
Inventory	14,105
Other current assets	3,400
Property, plant & equipment	84,069
Goodwill	20,687

Liabilities
Payable to Cooper Tire & Rubber Company	(4,185)
Accounts payable	(4,990)
Accrued liabilities	(2,661)
Deferred income taxes	(9,643)
Notes payable to Cooper Tire & Rubber Company	(11,269)

93,908
Noncontrolling shareholder interest	(37,853)

Cooper Tire & Rubber Company consideration	$56,055

The Company has determined that the nonrecurring fair value measurements related to each of these assets and liabilities rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available and, as such, reside within Level 3 of the fair value hierarchy as defined in Footnote 4. The Company utilized a third party to assist in the fair value determination of certain components of the purchase price allocation, namely Property, plant and equipment. The valuation of Property, plant and equipment was developed using primarily the cost approach. The fair value of the Company’s investment was determined based upon internal and external inputs considering various relevant market transactions and discounted cash flow valuation methods, among other factors. The fair value of noncontrolling shareholder interest was valued using the same method used to value the investment.

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

In connection with its increased investment in COOCSA, the Company recorded a gain of $4,989 on its original investment, which represents the excess of the fair value of approximately $34,280 over the January 14, 2011 carrying value and previously unrecognized currency losses. The gain was recorded in Other income in the financial statements.

The Cooper Tire & Rubber Company consideration from the table above of $56,055 represents the $21,775 additional investment made by the Company plus the fair value of the original investment of $34,280.

The acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

3.	Net income per share is computed on the basis of the weighted average number of common shares outstanding each year. Diluted earnings per share from continuing operations includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30		Six months ended June 30
	2010	2011	2010	2011
Numerator
Numerator for basic and diluted earnings per share — income from continuing operations available to common stockholders	$18,951	$11,523	$31,287	$27,197

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	61,292	62,196	61,104	62,024

Effect of dilutive securities — stock options and other stock units	1,317	1,012	1,349	1,172

Denominator for diluted earnings per share — adjusted weighted average shares outstanding	62,609	63,208	62,453	63,196

Basic earnings per share:
Income from continuing operations	$0.31	$0.19	$0.51	$0.44
Income from discontinued operations, net of income taxes	0.41	—	0.40	—

Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.72	$0.19	$0.91	$0.44

Diluted earnings per share:
Income from continuing operations	$0.30	$0.18	$0.50	$0.43
Income from discontinued operations, net of income taxes	0.40	—	0.39	—

Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.70	$0.18	$0.89	$0.43

Options to purchase shares of the Company’s common stock not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares were 458 and 443 at June 30, 2011 and 2010, respectively.
4.	Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. The change in values of the fair value foreign currency hedges offset exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish krona, Norwegian krone, Mexican peso and Chinese yuan generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2010 and June 30, 2011 was $234,600 and $244,115, respectively. The counterparties to each of these agreements are major commercial banks.

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

Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately $(3,263) and $(6,284) as of December 31, 2010 and June 30, 2011, respectively) are recorded as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheets and reclassified into earnings as the hedged transactions occur.

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

The following table presents the location and amounts of derivative instrument fair values in the Condensed Consolidated Balance Sheets:

(assets)/liabilities	December 31, 2010		June 30, 2011
Derivatives designated as hedging instruments	Accrued liabilities	$3,413	Accrued liabilities	$6,532

Derivatives not designated as hedging instruments	Accrued liabilities	$564	Accrued liabilities	$451
The following table presents the location and amount of gains and losses on derivative instruments in the Condensed Consolidated Statements of Operations:

	Amount of Gain (Loss)		Amount of (Loss) Gain
	Recognized in Other		Reclassified from		Amount of Gain (Loss)
	Comprehensive Income on		Other Comprehensive Income		Recognized in Income on
	Derivative (Effective Portion)		into Income (Effective Portion)		Derivative (Ineffective Portion)
	Three	Three	Three	Three	Three	Three
Derivatives	Months	Months	Months	Months	Months	Months
Designated as	Ended	Ended	Ended	Ended	Ended	Ended
Cash Flow Hedges	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
Foreign exchange contracts	$5,013	$(434)	$236	$(566)	$(186)	$24

	Six	Six	Six	Six	Six	Six
Derivatives	Months	Months	Months	Months	Months	Months
Designated as	Ended	Ended	Ended	Ended	Ended	Ended
Cash Flow Hedges	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
Foreign exchange contracts	$7,563	$(4,905)	$1,565	$(1,884)	$(215)	$(90)

Amount of Gain (Loss) Recognized
	Location of		in Income on Derivatives
	Gain (Loss)	Three	Three	Six	Six
Derivatives not	Recognized	Months	Months	Months	Months
Designated as	in Income on	Ended	Ended	Ended	Ended
Hedging Instruments	Derivatives	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
Foreign exchange contracts	Other income	$457	$(22)	$(156)	$107

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

Financial assets and liabilities recorded on the Condensed Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:

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
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2011, and December 31, 2010:

		Quoted Prices	Significant
	Total	in Active Markets	Other	Significant
	Derivative	for Identical	Observable	Unobservable
	(Assets)	Assets	Inputs	Inputs
Foreign Exchange Contracts	Liabilities	Level (1)	Level (2)	Level (3)
June 30, 2011	$6,983	$—	$6,983	$—
December 31, 2010	$3,977	$—	$3,977	$—
The land, building and certain manufacturing equipment located at Albany, Georgia are classified as “assets held for sale” at the lower of estimated fair value less costs to sell determined based on a signed Real Estate Purchase Agreement or carrying value. The carrying value of these assets is $8,155 at June 30, 2011.

The Company has notes, secured by government-controlled banks, from certain of its customers in the PRC to settle trade accounts receivable which generally have maturities of six months or less. The fair value of the Company’s debt is based upon prices of similar instruments in the market place.

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2010		June 30, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$413,359	$413,359	$137,688	$137,688
Notes receivable	69,547	69,547	38,046	38,046
Notes payable	(146,947)	(146,947)	(136,170)	(136,170)
Current portion of long-term debt	(5,885)	(5,885)	(21,458)	(21,458)
Long-term debt	(320,724)	(322,124)	(324,440)	(327,640)
Derivative financial instruments	(3,977)	(3,977)	(6,983)	(6,983)
5.	The following table details information on the Company’s operating segments.

	Three months ended June 30		Six months ended June 30
	2010	2011	2010	2011
Revenues from customers:
North American Tire	$574,968	$666,816	$1,106,685	$1,314,760
International Tire	312,156	395,620	605,713	759,042
Eliminations	(83,165)	(140,229)	(153,996)	(245,633)

Net sales	$803,959	$922,207	$1,558,402	$1,828,169

Segment profit (loss):
North American Tire	$19,680	$3,675	$33,282	$25,204
International Tire	20,528	23,300	43,078	43,372
Eliminations	42	(990)	(467)	(2,733)
Unallocated corporate charges	(6,568)	(1,732)	(9,256)	(9,407)

Operating profit	33,682	24,253	66,637	56,436
Interest expense	9,149	9,229	17,879	18,650
Interest income	(771)	(901)	(1,984)	(1,570)
Other income	(988)	(143)	(1,225)	(5,648)

Income from continuing operations before income taxes	$26,292	$16,068	$51,967	$45,004

6.	At December 31, 2010, approximately 37 percent of the Company’s inventories had been valued under the last-in, first-out (“LIFO”) method. At June 30, 2011, approximately 42 percent of the Company’s inventories are valued under the LIFO method. The remaining inventories have been valued under the first-in, first-out (“ FIFO”) method or average cost method. All inventories are stated at the lower of cost or market.

Under the LIFO method, inventories have been reduced by approximately $191,180 and $261,886 at December 31, 2010 and June 30, 2011, respectively, from current cost which would be reported under the FIFO method.
7.	The Company’s incentive compensation plans allow the Company to grant awards to key employees in the form of stock options, stock awards, restricted stock units, stock appreciation rights, performance units, dividend equivalents and other awards. Compensation related to these awards is determined based on the fair value on the date of grant and is amortized to expense over the vesting period. For restricted stock units and performance stock units, the Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire. If awards can be settled in cash, these awards are recorded as liabilities and marked to market.

The following table discloses the amount of stock based compensation expense for the three and six-month periods ended June 30, 2010 and 2011:

	Three months ended June 30		Six months ended June 30
	2010	2011	2010	2011
Stock options	$396	$727	$617	$1,220
Restricted stock units	477	316	644	598
Performance stock units	1,572	317	2,271	521

Total stock based compensation	$2,445	$1,360	$3,532	$2,339

Stock Options

In April 2009, executives participating in the 2009 — 2011 Long-Term Incentive Plan were granted 1,155,000 stock options which will vest one third each year through April 2012. This plan does not contain any performance based criteria. In March 2010, executives participating in the 2010 — 2012 Long-Term Incentive Plan were granted 303,120 stock options which will vest one third each year through March 2013. During 2011, executives participating in the 2011 — 2013 Long-Term Incentive Plan were granted 311,670 stock options which will vest one third each year through 2014. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2010	2011
Risk-free interest rate	2.8%	2.7%
Dividend yield	2.2%	1.8%
Expected volatility of the Company’s common stock	0.604	0.615
Expected life in years	6.0	6.0
The weighted average fair value of options granted in 2010 and 2011 was $9.01 and $11.57, respectively.

The following table provides details of the stock option activity for the six months ended June 30, 2011:

	Long-Term Incentive Plan Years
	2009 - 2011	2010 - 2012	2011 - 2013
January 1, 2011
Outstanding	816,500	303,120	—
Exercisable	164,500	—	—

Granted		—	311,670
Cancelled	(2,000)	(13,000)	—
Exercised	(110,500)	(10,034)	—

June 30, 2011
Outstanding	704,000	280,086	311,670
Exercisable	410,000	91,008	—

Restricted Stock Units

Under the Company’s various Incentive Compensation Plans, restricted stock units may be granted to officers and other key employees. Compensation related to the restricted stock units is determined based on the fair value of the Company’s stock on the date of grant and is amortized to expense over the vesting period. The restricted stock units granted in 2011 have vesting periods ranging from three to four years.

The following table provides details of the restricted stock unit activity for the six months ended June 30:

	2010	2011
Restricted stock units outstanding at January 1	526,809	242,273

Restricted stock units granted	—	100,400
Accrued dividend equivalents	2,981	2,962
Restricted stock units settled	(250,021)	(23,491)
Restricted stock units cancelled	(4,149)	(1,638)

Restricted stock units outstanding at June 30	275,620	320,506

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

The following table provides details of the performance stock units earned under the Company’s Long-Term Incentive Plans for the six months ended June 30:

	Long-Term Incentive Plan Years
	2007-2009	2008-2010
Performance stock units outstanding at January 1, 2010	559,951	290,860
Accrued dividend equivalents	—	3,138
Performance stock units settled	(559,951)	—

Performance stock units outstanding at June 30, 2010	—	293,998

	2008-2010	2010-2012

Performance stock units outstanding at January 1, 2011	480,858	60,082
Accrued dividend equivalents	—	602
Performance stock units settled	(480,858)	—

Performance stock units outstanding at June 30, 2011	—	60,684

The Company’s restricted stock units and performance stock units are not participating securities. These units will be converted into shares of Company common stock in accordance with the distribution date indicated in the agreements. Restricted stock units earn dividend equivalents from the time of the award until distribution is made in common shares. Performance stock units earn dividend equivalents from the time the units have been earned based upon Company performance metrics until distribution is made in common shares. Dividend equivalents are only earned subject to vesting of the underlying restricted stock units or performance stock units, accordingly, such units do not represent participating securities.
8.	The following tables disclose the amount of net periodic benefit costs for the Company’s defined benefit plans and other postretirement benefits relating to continuing operations:

		Pension Benefits - Domestic
	Three months ended June 30		Six months ended June 30
	2010	2011	2010	2011
Components of net periodic benefit cost:
Service cost	$1,079	$1,925	$2,158	$3,850
Interest cost	11,349	11,250	22,697	22,500
Expected return on plan assets	(12,527)	(12,527)	(25,054)	(25,053)
Amortization of actuarial loss	6,943	7,575	13,886	15,150
Recognized actuarial loss	1,421	—	4,751	—

Net periodic benefit cost	$8,265	$8,223	$18,438	$16,447

		Pension Benefits - International
	Three months ended June 30		Six months ended June 30
	2010	2011	2010	2011
Components of net periodic benefit cost:
Service cost	$561	$634	$1,149	$1,258
Interest cost	4,083	4,579	8,359	9,077
Expected return on plan assets	(3,679)	(4,232)	(7,531)	(8,390)
Amortization of prior service cost	(149)	(189)	(307)	(377)
Amortization of actuarial loss	1,429	1,467	2,926	2,909

Net periodic benefit cost	$2,245	$2,259	$4,596	$4,477

		Other Postretirement Benefits
	Three months ended June 30		Six months ended June 30
	2010	2011	2010	2011
Components of net periodic benefit cost:
Service cost	$791	$776	$1,581	$1,552
Interest cost	3,529	3,461	7,058	6,923
Amortization of prior service cost	(136)	(172)	(272)	(344)
Amortization of actuarial loss	—	316	—	631

Net periodic benefit cost	$4,184	$4,381	$8,367	$8,762

During 2011, the Company expects to contribute approximately $40,000 to its domestic and foreign pension plans.

9.	The following table reconciles the beginning and end of the period equity accounts attributable to Cooper Tire & Rubber Company and to the noncontrolling shareholders’ interests:

		Noncontrolling
	Total	Shareholders'		Redeemable
	Parent	Interests in	Total	Noncontrolling
	Stockholders’	Consolidated	Stockholders’	Shareholders’
	Equity	Subsidiaries	Equity	Interests
Balance at December 31, 2010	$460,789	$62,261	$523,050	$71,442

Net income	27,197	1,341	28,538	4,386
Other comprehensive income	30,255	1,266	31,521	1,576
Dividends payable to noncontrolling shareholders	—	—	—	(5,731)
Acquisition of business	—	37,853	37,853	—
Acquisition of noncontrolling shareholder interest	(54,239)	(62,261)	(116,500)	—
Stock compensation plans, including tax benefit of $322	2,514	—	2,514	—
Cash dividends — $.210 per share	(13,048)	—	(13,048)	—

Balance at June 30, 2011	$453,468	$40,460	$493,928	$71,673

The following table provides the details of the Company’s comprehensive income (loss). Comprehensive income (loss) includes net income (loss) and components of other comprehensive income (loss), such as foreign currency translation adjustments, unrealized gains or losses on certain marketable securities and derivative instruments and unrecognized postretirement benefit plans.
The Company’s comprehensive income (loss) is as follows:

	Three months ended June 30		Six months ended June 30
	2010	2011	2010	2011
Net income attributable to Cooper Tire & Rubber Company	$44,077	$11,523	$55,653	$27,197
Other comprehensive income (loss):
Currency translation adjustments	(584)	5,153	(5,156)	17,887
Unrealized net gains (losses) on derivative instruments and marketable securities, net of tax effect	4,031	333	5,393	(2,479)
Unrecognized postretirement benefit plans, net of tax effect	18,969	8,598	35,635	14,847

Comprehensive income attributable to Cooper Tire & Rubber Company	66,493	25,607	91,525	57,452
Net income attributable to noncontrolling shareholders’ interests	6,094	2,924	11,690	5,727
Other comprehensive income (loss):
Currency translation adjustments	820	1,213	(1,832)	2,842

Comprehensive income attributable to noncontrolling shareholders’ interests	6,914	4,137	9,858	8,569

Total comprehensive income	$73,407	$29,744	$101,383	$66,021

10.	The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities:

	2010	2011
Reserve at January 1	$23,814	$24,924
Additions	9,813	19,213
Payments	(9,370)	(13,648)

Reserve at June 30	$24,257	$30,489

The increase in the warranty provision is due primarily to increased truck and bus tire sales in the PRC and the increased prices of tires used to compute the warranty provision.
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
The Company’s exposure for each claim for incidents occurring prior to April 1, 2003 is limited by the coverage provided by its excess liability insurance program. The program for that period includes a relatively low per claim retention and a policy year aggregate retention limit on claims arising from occurrences which took place during a particular policy year. Effective April 1, 2003, the Company established a new excess liability insurance program. The new program covers the Company’s products liability claims for incidents occurring on or after April 1, 2003 and is occurrence-based insurance coverage which includes an increased per claim retention limit, increased policy limits and the establishment of a captive insurance company.
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

Pursuant to applicable accounting rules, the Company accrues the minimum liability for each known claim when the estimated outcome is a range of possible loss and no one amount within that range is more likely than another. The Company uses a range of losses because an average cost would not be meaningful since the products liability claims faced by the Company are unique and widely variable, and accordingly, the resolutions of those claims have an enormous amount of variability. The costs have ranged from zero dollars to $33,000 in one case with no “average” that is meaningful. No specific accrual is made for individual unasserted claims or for premature claims, asserted claims where the minimum information needed to evaluate the probability of a liability is not yet known. However, an accrual for such claims based, in part, on management’s expectations for future litigation activity and the settled claims history is maintained. Because of the speculative nature of litigation in the United States, the Company does not believe a meaningful aggregate range of potential loss for asserted and unasserted claims can be determined. The Company’s experience has demonstrated that its estimates have been reasonably accurate and, on average, cases are resolved for amounts close to the reserves established. However, it is possible an individual claim from time to time may result in an aberration from the norm and could have a material impact.
The Company determines its reserves using the number of incidents expected during a year. During the second quarter of 2011, the Company increased its products liability reserve by $20,475. The addition of another quarter of self-insured incidents accounted for $10,321 of this increase. The Company revised its estimate of future settlements for unasserted and premature claims increasing the reserve by $1,660. Finally, changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $8,494.
During the first six months of 2011, the Company increased its products liability reserve by $38,125. The addition of another six months of self-insured incidents accounted for $20,470 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims, which increased the reserve by $3,440. Finally, changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $14,215.
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
The Company paid $9,295 during the second quarter of 2011 to resolve cases and claims and has paid $24,370 through the first six months of 2011. The Company’s products liability reserve balance at December 31, 2010 totaled $191,033 (current portion of $41,892) and the balance at June 30, 2011 totaled $204,788 (current portion of $60,358).
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
For the three-month periods ended June 30, 2010 and 2011, products liability expenses totaled $15,120 and $27,097, respectively, and include recoveries of legal fees of $5,569 and $3 in these periods. For the six-month periods ended June 30, 2010 and 2011, products liability expenses totaled $59,718 and $52,514, respectively, and include recoveries of legal fees of $5,575 and $37 in these periods. Policies applicable to claims occurring on April 1, 2003 and thereafter do not provide for recovery of legal fees.

12.	For the quarter ended June 30, 2011, the Company recorded an income tax expense for continuing operations of $1,621 compared to $1,247 for the comparable period in 2010. The provision includes a tax benefit for discrete items of $1,233 relating primarily to the favorable impact on deferred tax assets from a non-U.S. tax rate adjustment of $795 and other deferred tax asset adjustments and valuation allowance impacts of $438. For the six-month period ended June 30, 2011, the Company recorded income tax expense for continuing operations of $12,080 as compared to $8,990 for the comparable period in 2010. The provision includes a tax expense for discrete items of $1,434 relating primarily to increased deferred taxes resulting from consolidation of the increased investment in Mexico ($1,691) and other deferred tax asset adjustments and valuation allowance impacts of $257.
The effective tax rate for the three month and six month periods ended June 30, 2011, for continuing operations is 17.8 percent and 23.7 percent, respectively, exclusive of discrete items, using the applicable effective tax rate determined using forecasted multi-jurisdictional annual effective tax rates. For comparable periods in 2010, the effective tax rate for continuing operations, exclusive of discrete items, was 24.0 percent and 21.4 percent, respectively.
The $374 increase in tax expense for the quarter relates primarily to the impact from decreased earnings at the U.S. statutory rate of $(3,575); the impact from changes to the U.S. valuation allowances of $1,414; differences in the effective tax rates of international operations and the impact of the changes in the mix of earnings or loss by jurisdiction of $(1,291); and changes in discrete items of $3,826.
The $3,090 increase in tax expense for the six-month period relates primarily to the impact from decreased earnings at the U.S. statutory rate of $(2,434); the impact from changes to the U.S. valuation allowances of $1,631; differences in the effective tax rates of international operations and the impact of the changes in the mix of earnings or loss by jurisdiction of $302; and changes in discrete items of $3,591.
The Company maintains a valuation allowance on its net U.S. deferred tax asset position. A valuation allowance is required pursuant to ASC 740, “Accounting for Income Taxes,” when, based upon an assessment which is largely dependent upon objectively verifiable evidence including recent operating loss history, expected reversal of existing deferred tax liabilities and tax loss carry back capacity, it is more likely than not that some portion of the deferred tax assets will not be realized. The valuation allowance will be maintained as long as it is more likely than not that some portion of the deferred tax asset may not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the U.S., the Company has recorded significant deferred tax assets, the largest of which relate to products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains a $170,589 valuation allowance for the portion of U.S. deferred tax assets exceeding its U.S. deferred tax liabilities. In addition, the Company has recorded valuation allowances of $7,013 for deferred tax assets associated with the portion of non-U.S. deferred tax assets exceeding the non-U.S. deferred tax liabilities for a total valuation allowance of $177,602.
In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company reassesses the possibility of releasing the valuation allowance currently in place on its U.S. deferred tax assets. Based upon this assessment, the release of a significant portion the valuation allowance will likely occur during 2011. The required accounting for the release will involve significant tax amounts and it will impact earnings in the quarter in which it is deemed appropriate to release the reserve.
The Company maintains an ASC 740-10, “Accounting for Uncertainty in Income Taxes” liability for unrecognized tax benefits for permanent and temporary book/tax differences for continuing operations. At June 30, 2011, the Company’s liability, exclusive of interest, totals $9,123. The Company accrued $20 and $35 of interest expense for the three and six-month periods ending June 30, 2011 which has been recorded as a discrete item in its tax provision.

At June 30, 2011, the Company has a receivable for $25,078 of cash tax refunds, including interest. It is anticipated that the Company will collect or apply $11,028 of these receivables in 2011 with the balance to be collected upon the completion of the IRS audit currently in process.
In 2003 the Company initiated bilateral Advance Pricing Agreement (“APA”) negotiations with the Canadian and U.S. governments to change its intercompany transfer pricing process between a formerly owned subsidiary, Cooper-Standard Automotive, Inc., (“CSA”) and its Canadian affiliate. The governments settled the APA in 2009 and on August 3, 2009, Cooper-Standard Holdings Inc. filed a Bankruptcy petition. On August 19, 2009, the Company filed an action in the United States Bankruptcy Court, District of Delaware, in response to the tax refunds owed to the Company pursuant to the September 16, 2004 sale agreement of CSA for pre-disposition periods ending December 23, 2004. On March 17, 2010, the Company entered into a settlement agreement to resolve the subject proceedings, which became non- appealable on April 29, 2010. Pursuant to the settlement agreement, CSA paid the Company approximately $17,639, in addition to the resolution of other contingent liabilities between the parties. Based upon the settlement, the Company released liabilities recorded on its books relating to the disposition of CSA in the amount of $7,400 through Discontinued Operations, net of the tax impact, in the quarter ended June 30, 2010.
The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by tax authorities for years prior to 2005.
13.	In connection with the investment in Cooper Chengshan, beginning January 1, 2009 and continuing through December 31, 2011, the noncontrolling shareholders have the option, which is embedded in the noncontrolling interest, to require the Company to purchase the original 49 percent noncontrolling share at the greater of a minimum price of $62,700 or a formula price that varies based on operating results of the entity. The combination of a noncontrolling interest and a put option resulted in a redeemable noncontrolling shareholder interest. The put option is not separated from the shares as an embedded derivative because the underlying shares are not readily convertible into cash.
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
In 2009, the Company was notified by a noncontrolling shareholder that it had exercised its put option and after governmental approval, the Company purchased the 14 percent share for $17,920 on March 31, 2010. The remaining noncontrolling shareholder has the right to sell its 35 percent share to the Company at a minimum price of $44,780. At June 30, 2011, the formula price exceeds the minimum price, however, the carrying value exceeds the formula price and the carrying value is the amount shown on the Company’s Condensed Consolidated Balance Sheets.
If the put option is not exercised and expires on December 31, 2011, the amount of Redeemable noncontrolling shareholder interest will be reclassified into equity and included as part of Noncontrolling shareholders’ interests in consolidated subsidiaries.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presents information related to the consolidated results of the operations of the Company, a discussion of past results for both of the Company’s segments, future outlook for the Company and information concerning both the liquidity and capital resources of the Company. The Company’s future results may differ materially from those indicated herein, for reasons including those indicated under the forward-looking statements heading below.
Consolidated Results of Operations

	Three months ended June 30			Six months ended June 30
(Dollar amounts in millions except per share amounts)	2010	Change	2011	2010	Change	2011
Revenues:
North American Tire	$575.0	16.0%	$666.8	$1,106.7	18.8%	$1,314.8
International Tire	312.2	26.7%	395.6	605.7	25.3%	759.0
Eliminations	(83.2)	68.5%	(140.2)	(154.0)	59.5%	(245.6)

Net sales	$804.0	14.7%	$922.2	$1,558.4	17.3%	$1,828.2

Segment profit (loss)
North American Tire	$19.7	-81.7%	$3.6	$33.3	-24.3%	$25.2
International Tire	20.5	13.7%	23.3	43.1	0.7%	43.4
Eliminations	0.1	n/m	(1.0)	(0.5)	n/m	(2.7)
Unallocated corporate charges	(6.6)	-74.2%	(1.7)	(9.2)	2.2%	(9.4)

Operating profit	33.7	-28.2%	24.2	66.7	-15.3%	56.5
Interest expense	9.2	0.0%	9.2	17.9	4.5%	18.7
Interest income	(0.8)	12.5%	(0.9)	(2.0)	-20.0%	(1.6)
Other income	(1.0)	-90.0%	(0.1)	(1.2)	366.7%	(5.6)

Income from continuing operations before income taxes	26.3		16.0	52.0		45.0

Income tax expense	1.2		1.6	9.0		12.1

Income from continuing operations	25.1		14.4	43.0		32.9

Income from discontinued operations, net of income taxes	25.0		—	24.4		-
Noncontrolling shareholders’ interests	(6.1)		(2.9)	(11.7)		(5.7)

Net income attributable to Cooper Tire & Rubber Company	$44.0		$11.5	$55.7		$27.2

Basic earnings per share	$0.72		$0.19	$0.91		$0.44

Diluted earnings per share	$0.70		$0.18	$0.89		$0.43

Consolidated net sales for the three-month period ended June 30, 2011 were $118 million higher than the comparable period one year ago. The increase in net sales for the second quarter of 2011 compared with the second quarter of 2010 was primarily the result of favorable pricing and mix ($220 million) in both the North American and International Tire Operations segments. Offsetting the favorable pricing and mix were lower unit volumes ($115 million) in both segments. The International Tire Operations segment also experienced favorable exchange rates in the second quarter ($13 million).
Operating profit in the second quarter of 2011 decreased by $10 million from the second quarter of 2010. Higher raw material costs in the North American and International Tire Operations segments ($194 million) and reduced unit volumes ($14 million) were partially offset by improved pricing and mix ($184 million) and manufacturing efficiencies ($13 million) in both segments. Reduced selling, general and administrative costs ($7 million) throughout the Company and the absence of restructuring costs ($7 million) in the North American Tire Operations segment contributed favorably to the Company’s operating profit. Products liability expense increased ($12 million) from the second quarter of 2010.

Consolidated net sales for the six-month period ended June 30, 2011, were $270 million higher than the comparable period one year ago. The increase in net sales for the first six months of 2011 compared to the first six months of 2010 was primarily the result of favorable pricing and mix ($366 million) in both the North American and International Tire Operations segments. Offsetting the favorable pricing and mix were lower unit volumes ($116 million) in both segments. The International Tire Operations segment also experienced favorable exchange rates in the first six months of 2011 ($20 million).
Operating profit in the first six months of 2011 decreased by $10 million from the first six months of 2010. Higher raw material costs in the North American and International Tire Operations segments ($357 million) were partially offset by improved pricing and mix ($311 million) and manufacturing efficiencies ($18 million) in both segments. The non-recurrence of restructuring costs ($15 million) and decreased products liability expense ($7 million) in the North American Tire Operations segment contributed favorably to the Company’s operating profit. Additionally, the inclusion of COOCSA was incremental to the operating profit of the North American Tire Operations segment ($3 million). Reduced unit volumes ($4 million) and increased other operating costs ($3 million) were unfavorable from the first six months of 2010.
The Company continued to experience significant increases in the costs of certain of its principal raw materials in the first half of 2011 compared with the first half of 2010 levels. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based. The increases in the cost of natural rubber and petroleum-based materials were the most significant drivers of higher raw material costs during the first half of 2011, which were $357 million higher than the same period in 2010.
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
Products liability expenses totaled $27 million and $15 million in the second quarter of 2011 and 2010, respectively, and included recoveries of legal fees of $6 million in the second quarter of 2010. The change in expense in the second quarter of 2011 is a result of the non-recurrence of the legal recoveries, as well as continued adjustments to existing reserves based on the quarterly comprehensive review of outstanding claims. Products liability expenses totaled $53 million and $60 million in the first six months of 2011 and 2010, respectively, and included recoveries of legal fees of $6 million in the first six months of 2010. The majority of the decrease in products liability expense for the year is due to the Company recording an additional $22 million for its self-insured portion of a jury verdict in one case during the first quarter of 2010. The Company intends to appeal this case. Additional information related to the Company’s accounting for products liability costs appears in the Notes to the Condensed Consolidated Financial Statements.
Selling, general, and administrative expenses were $48 million in the second quarter of 2011 (5.3 percent of net sales) and $54 million in the second quarter of 2010 (6.8 percent of net sales). This decrease was due to reduced incentive based compensation, decreases in accruals for stock-based liabilities and lower professional service expense. For the six-month period ended June 30, 2011, selling, general and administrative expenses were $101 million (5.5 percent of net sales) compared to $99 million (6.3 percent of net sales) for the comparable period of 2010.
During the second quarter of 2010, the Company recorded $7 million in restructuring costs related to the closure of its Albany, Georgia manufacturing facility and a personnel reduction initiative in Cooper Europe. For the six months ended June 30, 2010, the Company recorded $15 million in restructuring costs related to these initiatives.
Interest expense and interest income have remained relatively constant during both the second quarter and on a year-to-date basis when compared to the comparable periods of 2010.

Other income decreased by $1 million in the second quarter of 2011 compared to 2010, primarily as a result of the change in the accounting for COOCSA in 2011. COOCSA was treated as an unconsolidated subsidiary prior to the acquisition of an additional 20 percent ownership in the first quarter of 2011. Other income increased by $4 million for the first six months of 2011 compared to 2010. In connection with its increased investment in COOCSA, the Company recorded a gain of $5 million on its original investment, which represents the excess of the fair value of approximately $34 million over the carrying value of the investment as of the transaction date. Partially offsetting this gain were lower foreign currency gains recorded during the first six months of 2011.
For the quarter ended June 30, 2011, the Company recorded an income tax expense for continuing operations of $1.6 million compared to $1.2 million for the comparable period in 2010. The provision includes a tax benefit for discrete items of $1.2 million relating primarily to the favorable impact on deferred tax assets from a non-U.S. tax rate adjustment of $0.8 million and the valuation allowance impact from other adjustments to deferred tax assets of $0.4 million. For the six-month period ended June 30, 2011, the Company recorded income tax expense for continuing operations of $12.1 million as compared to $9.0 million for the comparable period in 2010. The provision includes a tax expense for discrete items of $1.4 million relating primarily to increased deferred taxes resulting from consolidation of the increased investment in Mexico ($1.7 million) and other deferred tax asset adjustments and valuation allowance impacts of $0.3 million.
The effective tax rate for the three month and six month periods ended June 30, 2011, for continuing operations is 17.8 percent and 23.7 percent, respectively, exclusive of discrete items, using the applicable effective tax rate determined using the forecasted multi-jurisdictional annual effective tax rates. For comparable periods in 2010, the effective tax rate for continuing operations, exclusive of discrete items, was 24.0 percent and 21.4 percent, respectively.
The $0.4 million increase in tax expense for the quarter relates primarily to the impact from decreased earnings at the U.S. statutory rate of $(3.5) million; the impact from changes to the U.S. valuation allowances of $1.4 million; differences in the effective tax rates of international operations and the impact of the changes in the mix of earnings or loss by jurisdiction of $(1.3); and changes in discrete items of $3.8 million.
For the six month period ended June 30, 2011, the Company recorded income tax expense for continuing operations of $12.1 million compared to a tax expense of $9.0 million recorded for the comparable period ended June 30, 2010. The $3.1 million increase in tax expense relates primarily to the impact from decreased earnings at the U.S. statutory rate of $(2.4) million; the impact from changes to the U.S. valuation allowances of $1.6 million; differences in the effective tax rates of international operations and the impact of the changes in the mix of earnings or loss by jurisdiction of $0.3 million; and changes in discrete items of $3.6 million.
The Company maintains a valuation allowance on its net U.S. deferred tax asset position. A valuation allowance is required pursuant to ASC 740 relating to “Accounting for Income Taxes”, when, based upon an assessment which is largely dependent upon objectively verifiable evidence including recent operating loss history, expected reversal of existing deferred tax liabilities and tax loss carry back capacity, it is more likely than not that some portion of the deferred tax assets will not be realized. The valuation allowance will be maintained as long as it is more likely than not that some portion of the deferred tax asset may not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the U.S., the Company has recorded significant deferred tax assets, the largest of which relate to products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains a $170.6 million valuation allowance for the portion of U.S. deferred tax assets exceeding its U.S. deferred tax liabilities. In addition, the Company has recorded valuation allowances of $7.0 million for deferred tax assets associated with the portion of non-U.S. deferred tax assets exceeding the non-U.S. deferred tax liabilities for a total valuation allowance of $177.6 million.
In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company reassesses the possibility of releasing the valuation allowance currently in place on its U.S. deferred tax assets. Based upon this assessment, the release of a significant portion the valuation allowance will likely occur during 2011. The required accounting for the release will involve significant tax amounts and it will impact earnings in the quarter in which it is deemed appropriate to release the reserve.
As discussed in the Notes to Consolidated Financial Statements, the Company was involved with APA negotiations with the governments of Canada and the U. S. since 2003. During the second quarter of 2010, based upon the settlement of the Company’s action filed in the United States Bankruptcy Court, District of Delaware, the Company received approximately $18 million and released liabilities recorded on its books relating to the disposition of CSA in the amount of $7 million through Discontinued Operations, net of the tax impact.
North American Tire Operations Segment

	Three months ended June 30			Six months ended June 30
(Dollar amounts in millions)	2010	Change	2011	2010	Change	2011
Net sales	$575.0	16.0%	$666.8	$1,106.7	18.8%	$1,314.8

Operating profit	$19.7	-81.7%	$3.6	$33.3	-24.3%	$25.2

Operating margin	3.3%	(2.7) points	0.6%	3.0%	(1.1) points	1.9%

United States unit shipments changes:
Passenger tires
Segment		-15.8%			-4.2%
RMA members		-6.7%			-0.7%
Total Industry		-8.2%			-2.2%

Light truck tires
Segment		8.0%			9.4%
RMA members		4.2%			9.3%
Total Industry		4.2%			9.5%

Total light vehicle tires
Segment		-11.9%			-1.9%
RMA members		-5.4%			0.5%
Total Industry		-6.8%			-0.8%

Total segment unit sales change		-8.2%			-0.2%
The source of this information is the Rubber Manufacturers Association (“RMA”) and internal sources.
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

Sales
Sales of the North American Tire Operations segment increased by $92 million, or 16.0 percent from the sales levels achieved in the second quarter of 2010. The increase in sales was a result of favorable pricing and mix ($133 million), offset by decreased volume ($41 million). In the United States, the segment’s unit sales of total light vehicle tires decreased by 11.9 percent in the second quarter of 2011 compared with the second quarter of 2010. This decrease exceeded the 5.4 percent decrease in total light vehicle shipments experienced by all members of the Rubber Manufacturers Association and was also more than the 6.8 percent decrease in total light vehicle shipments for the total industry (which includes an estimate for non-RMA members). Weak industry conditions in North America unfavorably impacted tire manufacturers in the period, most significantly in the broadline tire markets. Volumes in the segment decreased more significantly than the industry due to the segment’s substantial presence in these markets. While the segment underperformed the industry in April and May, actions taken resulted in the segment outperforming the industry in June.
Sales of the North American Tire Operations segment increased by $208 million, or 18.8 percent, in the first six months of 2011 from levels in 2010. The increase in sales was the result of favorable pricing and mix. In the United States, the segment’s unit shipments of total light vehicle tires decreased by 1.9 percent in the first six months of 2011 compared with the same period in 2010. This decrease compared to the 0.5 percent increase in total light vehicle shipments experienced by all members of the RMA, and the 0.8 percent decrease in total light vehicle shipments for the total industry for the first six months. The performance of the segment against the industry for the six-month period is attributable to the same factors outlined for the second quarter.
Operating Profit
North American Tire segment operating profit decreased by $16 million in the second quarter of 2011 compared to the second quarter of 2010. Operating profit decreased primarily as a result of higher raw material costs ($119 million) and reduced unit volumes ($11 million). These were partially offset by improved pricing and mix ($103 million), manufacturing efficiencies ($11 million), reduced selling, general and administrative costs ($3 million) and the non-recurrence of restructuring costs ($7 million). The inclusion of COOCSA was incremental to the operating profit of the segment in the second quarter ($2 million). Products liability expense increased ($12 million) from the second quarter of 2010.
Operating profit for the segment decreased $8 million in the first six months of 2011 from the first six months of 2010. The decrease in operating profit was driven by higher raw material costs ($209 million). Improved pricing and mix ($160 million), manufacturing efficiencies ($15 million), the non-recurrence of restructuring costs ($14 million), decreased products liability charges ($7 million) and decreased selling, general and administrative costs ($2 million) partially offset the higher material costs. The inclusion of the operating profit of COOCSA was incremental to the operating profit of the segment in the first six months of 2011 ($3 million).
The North American Tire Operations segment continued to experience significant increases in the costs of certain of its raw materials in the first half of 2011 compared with the first half of 2010 levels. The segment’s internally calculated raw material index of 267 during the quarter was an increase of 35 percent for the three months ended June 30, 2011 from the same period of 2010. The raw material index increased 12 percent from the quarter ended March 31, 2011.

International Tire Operations Segment

	Three months ended June 30			Six months ended June 30
(Dollar amounts in millions)	2010	Change	2011	2010	Change	2011
Net sales	$312.2	26.7%	$395.6	$605.7	25.3%	$759.0

Operating profit	$20.5	13.7%	$23.3	$43.1	0.7%	$43.4

Operating margin	6.5%	(.6) points	5.9%	7.2%	(1.5) points	5.7%

Unit sales change		-9.7%			-7.0%
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
Sales
Sales of the International Tire Operations segment increased by $83 million, or 26.7 percent, in the second quarter of 2011 compared to the second quarter of 2010. The increase in sales was a result of favorable pricing and mix ($87 million), offset by decreased volume ($17 million). The segment also experienced favorable exchange rates in the second quarter ($13 million). The segment’s decrease in volume was attributable to its continued exit from bias tire production, weakness in demand in the domestic PRC truck and bus tire market, and the decision to prioritize profit rather than volume in certain export markets.
Sales of the International Tire Operations segment increased by $153 million, or 25.3 percent, in the first six months of 2011 compared to the same period in 2010. The segment experienced favorable pricing and mix ($163 million), partially offset by decreased volume ($30 million). The segment also experienced favorable exchange rates in the period ($20 million). The decrease in volume on a year-to-date basis is due to the decision to not operate over the New Year holiday in the PRC, the continued exit from bias tire production, weakness in demand in the domestic PRC truck and bus tire market, and the decision to prioritize profit rather than volume in certain export markets.
Operating Profit
International Tire operating profit in the second quarter of 2011 was $3 million higher than in the same period of 2010. The increase in operating profit was due to improved pricing and mix ($81 million) and manufacturing efficiencies ($3 million). These improvements were partially offset by higher raw material costs ($75 million), decreased volume ($4 million) and higher other operating costs ($2 million).
Operating profit for the segment in the first six months of 2011 was $43 million, equal to the same period for 2010. For the first six months of 2011, operating profit was impacted by improved pricing and mix ($153 million) and manufacturing efficiencies ($3 million). These improvements were offset by higher raw material costs ($148 million), decreased volume ($4 million) and other operating costs ($4 million).

The International Tire Operations segment experienced significant increases in the costs of certain of its raw materials in the first half of 2011 as compared to the first half of 2010, consistent with that experienced in the North American Tire Operations segment. Raw material costs per unit sold have increased 41% for the six months ended June 30, 2011 as compared to the same period in 2010.
Outlook for Company
The Company expects industry demand for tires will continue to vary by region. Demand in developing markets, including the PRC, should be robust while more mature tire markets should grow in the medium and long term in a range similar to normal historical rates of 1 to 3 percent annually. Demand for broadline tires in the United States is expected to remain depressed until there is improvement in consumer sentiment. Capital investments are expected to be between $140 million and $160 million in 2011. The Company will also continue to search for additional tire sources that are a good fit for its long term strategic direction while providing necessary short term economic benefits.
Raw material costs are forecasted to remain at elevated levels in the future, but persistent volatility can make it difficult to accurately predict these movements in raw material prices. The Company’s raw material index is likely to be sequentially higher by less than five percent during the third quarter from the second quarter of 2011. The raw material index is expected to be relatively flat in the fourth quarter of 2011.
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
Liquidity and Capital Resources
Generation and uses of cash — Net cash used in operating activities of continuing operations was $55 million during the first six months of 2011 compared to a net cash generation of $29 million during the first six months of 2010. Inventory balances continue to increase as a result of higher raw material costs and higher finished goods unit levels and costs. The increase in accrued liabilities is the result of the increased current portion for products liability and the timing of payments. The increase in the current portion of products liability is offset by a decrease in the long-term portion which is a component of Other items. The Company’s pension contributions are also included as part of Other items.
Net cash used in investing activities during the first six months of 2010 and 2011 reflect capital expenditures of $45 million and $83 million, respectively. During the first quarter of 2011, the Company invested $17 million to increase its ownership percentage in COOCSA to approximately 58 percent, and because of the increase in voting rights, now consolidates the results of those operations.
During the first six months of 2010 and 2011, the Company repaid $15 million and $13 million of debt, respectively. In 2011, the Company issued $20 million of long-term notes in the PRC. In 2010, the Company’s Cooper Kunshan joint venture received $5 million of capital contributions from its joint venture partner. In 2011, the Company paid $117 million to purchase the remaining 50 percent ownership interest in this joint venture. Also in the first quarter of 2010, the Company paid $18 million to purchase an additional 14 percent interest in its Cooper Chengshan joint venture increasing its ownership share to 65 percent.
Dividends paid on the Company’s common shares in the first six months of 2010 and 2011 were $13 million. During the first six months of 2010 and 2011, the Company paid $12 million and $6 million in dividends to noncontrolling shareholders in the Cooper Chengshan joint venture, respectively.

Available credit facilities — Domestically, the Company has a revolving credit facility with a consortium of four banks that provides up to $200 million based on available collateral and, in July of 2011, the expiration of this facility was extended until July 2016. The Company also has an accounts receivable securitization facility which was amended in June 2011 to extend the maturity until June 2014. In July 2011, the limit of this facility was increased to $175 million. These credit facilities have no significant financial covenants until available credit is less than specified amounts and at June 30, 2011, were undrawn.
The Company’s consolidated joint ventures in Asia have annual renewable unsecured credit lines that provide up to $350 million of borrowings and do not contain financial covenants.
Available cash and contractual commitments — At June 30, 2011, the Company had cash and cash equivalents of $138 million. The Company’s additional borrowing capacity, based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at June 30, 2011, was $268 million. The additional borrowing capacity on the Asian credit lines totaled $191 million.
The Company believes that available cash and credit facilities will be adequate to fund its needs, including working capital requirements, projected capital expenditures, including its portion of capital expenditures in partially-owned subsidiaries, and dividend goals.
The Company expects capital expenditures for 2011 to be in the $140 to $160 million range of which approximately $30 million will be in consolidated entities where the Company’s ownership is between 50 and 100 percent.
The following table summarizes long-term debt at June 30, 2011:

Parent company
8% unsecured notes due December 2019	$173.6
7.625% unsecured notes due March 2027	116.9
Capitalized leases and other	9.9

300.4
Consolidated Subsidiaries
6.08% unsecured notes due in 2011	5.4
5.56% to 6.10% unsecured notes due in 2012	20.0
6.10% to 6.40% unsecured notes due in 2014	20.1

45.5

Total debt	345.9
Less current maturities	21.5

$324.4

The Company’s partially owned, consolidated subsidiary operations in the PRC have short-term notes payable of $136 million at June 30, 2011.

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
Pursuant to applicable accounting rules, the Company accrues the minimum liability for each known claim when the estimated outcome is a range of possible loss and no one amount within that range is more likely than another. The Company uses a range of losses because an average cost would not be meaningful since the products liability claims faced by the Company are unique and widely variable, and accordingly, the resolutions of those claims have an enormous amount of variability. The costs have ranged from zero dollars to $33 million in one case with no “average” that is meaningful. No specific accrual is made for individual unasserted claims or for premature claims, asserted claims where the minimum information needed to evaluate the probability of a liability is not yet known. However, an accrual for such claims based, in part, on management’s expectations for future litigation activity and the settled claims history is maintained. Because of the speculative nature of litigation in the United States, the Company does not believe a meaningful aggregate range of potential loss for asserted and unasserted claims can be determined. The Company’s experience has demonstrated that its estimates have been reasonably accurate and, on average, cases are resolved for amounts close to the reserves established. However, it is possible an individual claim from time to time may result in an aberration from the norm and could have a material impact.
Forward-Looking Statements
This report contains what the Company believes are “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding projections, expectations or matters that the Company anticipates may happen with respect to the future performance of the industries in which the Company operates, the economies of the United States and other countries, or the performance of the Company itself, which involve uncertainty and risk. Such “forward-looking statements” are generally, though not always, preceded by words such as “anticipates,” “expects,” “will, “ “should, “ “believes,” “projects,” “intends,” “plans,” “estimates,” and similar terms that connote a view to the future and are not merely recitations of historical fact. Such statements are made solely on the basis of the Company’s current views and perceptions of future events, and there can be no assurance that such statements will prove to be true. It is possible that actual results may differ materially from those projections or expectations due to a variety of factors, including but not limited to:
•	changes in economic and business conditions in the world;

•	the failure to achieve expected sales levels;

•	consolidation among the Company’s competitors or customers;

•	technology advancements;

•	the failure of the Company’s suppliers to timely deliver products in accordance with contract specifications;

•	changes in interest or foreign exchange rates;

•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons;

•	the impact of reductions in the insurance program covering the principal risks to the Company, and other unanticipated events and conditions;

•	volatility in raw material and energy prices, including those of rubber, steel, petroleum based products and natural gas and the unavailability of such raw materials or energy sources;

•	the inability to obtain and maintain price increases to offset higher production or material costs;

•	increased competitive activity including actions by larger competitors or lower-cost producers;

•	the inability to recover the costs to develop and test new products or processes;

•	the risks associated with doing business outside of the United States;

•	changes in pension expense and/or funding resulting from investment performance of the Company’s pension plan assets and changes in discount rate, salary increase rate, and expected return on plan assets assumptions, or changes to related accounting regulations;

•	government regulatory initiatives;

•	the impact of labor problems, including a strike brought against the Company or against one or more of its large customers or suppliers;

•	litigation brought against the Company including products liability;

•	an adverse change in the Company’s credit ratings, which could increase its borrowing costs and/or hamper its access to the credit markets;

•	changes to the credit markets and/or access to those markets;

•	inaccurate assumptions used in developing the Company’s strategic plan or operating plans or the inability or failure to successfully implement such plans;

•	inability to adequately protect the Company’s intellectual property rights;

•	failure to successfully integrate acquisitions into operations or their related financings may impact liquidity and capital resources;

•	inability to use deferred tax assets;

•	changes to tariffs on certain tires imported into the United States from the PRC or the imposition of new tariffs or trade restrictions and;

•	changes in the Company’s relationship with joint venture partners.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk at June 30, 2011, from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2010.
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
The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of June 30, 2011 (“Evaluation Date”)). Based on its initial evaluation, the Company’s CEO and CFO concluded that its disclosure controls and procedures were effective as of the Evaluation Date.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
If the price of natural gas or other energy sources increases, the Company’s operating expenses could increase significantly or the demand for the Company’s products could be affected.
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
The replacement tire industry is a highly competitive, global industry. Some of the Company’s competitors are larger companies with relatively greater financial resources. Most of the Company’s competitors have operations in lower-cost countries. Intense competitive activity in the replacement tire industry has caused, and will continue to cause, pressures on the Company’s business. The Company’s ability to compete successfully will depend in part on its ability to balance capacity with demand, leverage global purchasing of raw materials, make required investments to improve productivity, eliminate redundancies and increase production at low-cost, high-quality supply sources. If the Company is unable to offset continued pressures with improved operating efficiencies, its sales, margins, operating results and market share would decline and the impact could become material on the Company’s earnings.

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
The Company is implementing an ERP system that will require significant amounts of capital and human resources to deploy. These requirements may exceed the Company’s initial projections. If for any reason this implementation is not successful, the Company could be required to expense rather than capitalize related amounts. Throughout implementation of the system there are also risks created to the Company’s ability to successfully and efficiently operate.
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
The Company’s operations expose it to potential liability for personal injury or death as an alleged result of the failure of or conditions in the products that it designs, manufactures and sells. Specifically, the Company is a party to a number of products liability cases in which individuals involved in motor vehicle accidents seek damages resulting from allegedly defective tires that it manufactured. Products liability claims and lawsuits, including possible class action, may result in material losses in the future and cause the Company to incur significant litigation defense costs. Those claims could have a negative effect on the Company’s financial position, cash flows and results of operations.
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
The Company’s strategy includes expanding its global footprint through the use of joint ventures and other partially owned subsidiaries. These entities operate in countries outside of the U.S., are generally less well capitalized than the Company and bear risks similar to the risks of the Company. However, there are specific additional risks applicable to these subsidiaries and these risks, in turn, add potential risks to the Company. Such risks include: greater risk of sudden changes in laws and regulations which could impact their competitiveness, risk of joint venture partners or other investors failing to meet their obligations under related shareholders’ agreements and risk of being denied access to the capital markets which could lead to resource demands on the Company in order to maintain or advance its strategy. The Company’s outstanding notes and primary credit facility contain cross default provisions in the event of certain defaults by the Company under other agreements with third parties. For further discussion of access to the capital markets, see also related comments under “The Company has a risk due to volatility of the capital and financial markets.”
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
In connection with its acquisition of a controlling interest in Cooper Chengshan, beginning January 1, 2009, and continuing through December 31, 2011, the noncontrolling shareholders have the right to sell and, if exercised, the Company has the obligation to purchase, the original 49 percent at a minimum price of $63 million. In 2009, the Company received notification from one of its noncontrolling shareholders of its intention to exercise its put option and after receiving governmental approvals, the Company purchased the 14 percent share for $18 million on March 31, 2010. The remaining shares may be sold to the Company under the put option through December 31, 2011.

Item 6. EXHIBITS
(a) Exhibits

(10) (i)	Third Amendment to Amended and Restated Receivables Purchase Agreement, dated June 2, 2011, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, Market Street Funding LLC and PNC Bank, National Association is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated June 8, 2011.

(31.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)*	XBRL Instance Document

(101.SCH)*	XBRL Taxonomy Extension Schema Document

(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document

(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
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

August 4, 2011
(Date)