Form 10-Q
period 2011-09-30
COOPER TIRE & RUBBER CO
filed 2011-10-31
CIK 24491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock of registrant outstanding

at September 30, 2011: 62,281,044

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per-share amounts)

	December 31, 2010 (Note 1)	September 30, 2011 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$413,359	$90,565
Notes receivable	69,547	31,896
Accounts receivable, less allowances of $10,811 in 2010 and $11,723 in 2011	414,149	554,552
Inventories at lower of cost or market:
Finished goods	240,107	366,327
Work in process	26,735	45,600
Raw materials and supplies	119,985	177,935

	386,827	589,862
Other current assets	56,357	24,806

Total current assets	1,340,239	1,291,681
Property, plant and equipment:
Land and land improvements	34,355	34,383
Buildings	320,997	326,071
Machinery and equipment	1,636,700	1,776,416
Molds, cores and rings	232,153	230,445

	2,224,205	2,367,315
Less accumulated depreciation and amortization	1,371,763	1,403,803

Net property, plant and equipment	852,442	963,512
Goodwill	—	18,674
Intangibles, net of accumulated amortization of $24,455 in 2010 and $25,400 in 2011	17,256	17,211
Restricted cash	2,274	2,434
Other assets	93,326	68,061

Total assets	$2,305,537	$2,361,573

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$146,947	$139,311
Accounts payable	384,464	425,004
Accrued liabilities	152,364	166,960
Income taxes	4,601	4,633
Current portion of long term debt	5,885	26,571

Total current liabilities	694,261	762,479
Long-term debt	320,724	329,556
Postretirement benefits other than pensions	257,657	263,594
Pension benefits	258,321	228,691
Other long-term liabilities	180,082	172,743
Deferred income taxes	—	11,061
Redeemable noncontrolling shareholder interest	71,442	76,578
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued in 2010 and in 2011	87,850	87,850
Capital in excess of par value	61,444	—
Retained earnings	1,247,265	1,262,308
Cumulative other comprehensive loss	(468,063)	(415,774)

	928,496	934,384
Less: common shares in treasury at cost (26,205,336 in 2010 and 25,569,248 in 2011)	(467,707)	(454,954)

Total parent stockholders’ equity	460,789	479,430
Noncontrolling shareholders’ interests in consolidated subsidiaries	62,261	37,441

Total equity	523,050	516,871

Total liabilities and equity	$2,305,537	$2,361,573

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011

(UNAUDITED)

(Dollar amounts in thousands except per-share amounts)

	2010	2011
Net sales	$882,942	$1,053,503
Cost of products sold	754,695	960,518

Gross profit	128,247	92,985
Selling, general and administrative	56,351	45,773
Restructuring	4,766	—

Operating profit	67,130	47,212
Interest expense	9,397	8,953
Interest income	(2,166)	(829)
Other expense (income)	(719)	124

Income from continuing operations before income taxes	60,618	38,964
Income tax expense	10,309	17,003

Income from continuing operations	50,309	21,961
Loss from discontinued operations, net of income taxes	(1)	—

Net income	50,308	21,961
Net income attributable to noncontrolling shareholders’ interests	5,710	4,680

Net income attributable to Cooper Tire & Rubber Company	$44,598	$17,281

Basic earnings per share:
Income from continuing operations attributable to Cooper Tire & Rubber Company	$0.73	$0.28
Loss from discontinued operations	0.00	0.00

Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.73	$0.28

Diluted earnings per share:
Income from continuing operations attributable to Cooper Tire & Rubber Company	$0.71	$0.27
Loss from discontinued operations	0.00	0.00

Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.71	$0.27

Dividends per share	$0.105	$0.105

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011

(UNAUDITED)

(Dollar amounts in thousands except per-share amounts)

	2010	2011
Net sales	$2,441,344	$2,881,672
Cost of products sold	2,132,543	2,630,816

Gross profit	308,801	250,856
Selling, general and administrative	155,230	147,208
Restructuring	19,804	—

Operating profit	133,767	103,648
Interest expense	27,276	27,603
Interest income	(4,150)	(2,399)
Other income	(1,944)	(5,524)

Income from continuing operations before income taxes	112,585	83,968
Income tax expense	19,299	29,083

Income from continuing operations	93,286	54,885
Income from discontinued operations, net of income taxes	24,365	—

Net income	117,651	54,885
Net income attributable to noncontrolling shareholders’ interests	17,400	10,407

Net income attributable to Cooper Tire & Rubber Company	$100,251	$44,478

Basic earnings per share:
Income from continuing operations attributable to Cooper Tire & Rubber Company	$1.24	$0.72
Income from discontinued operations	0.40	—

Net income attributable to Cooper Tire & Rubber Company common stockholders	$1.64	$0.72

Diluted earnings per share:
Income from continuing operations attributable to Cooper Tire & Rubber Company	$1.21	$0.71
Income from discontinued operations	0.39	—

Net income attributable to Cooper Tire & Rubber Company common stockholders	$1.60	$0.71

Dividends per share	$0.315	$0.315

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011

(UNAUDITED)

(Dollar amounts in thousands)

	2010	2011
Operating activities:
Net income	$117,651	$54,885
Adjustments to reconcile net income to net cash provided by continuing operations:
Income from discontinued operations, net of income taxes	(24,365)	—
Depreciation	91,885	91,706
Amortization	1,492	1,008
Deferred income taxes	(800)	3,536
Stock based compensation	5,643	3,070
Change in LIFO inventory reserve	40,121	71,713
Amortization of unrecognized postretirement benefits	29,121	26,519
Loss on sale of assets	1,272	2,822
Changes in operating assets and liabilities of continuing operations:
Accounts and notes receivable	(152,925)	(115,500)
Inventories	(110,452)	(257,241)
Other current assets	(4,977)	31,508
Accounts payable	58,635	28,815
Accrued liabilities	(299)	15,686
Other items	(1,918)	(31,235)

Net cash provided by (used in) continuing operations	50,084	(72,708)
Net cash provided by discontinued operations	17,261	—

Net cash provided by (used in) operating activities	67,345	(72,708)
Investing activities:
Property, plant and equipment	(75,040)	(121,286)
Acquisition of business, net of cash acquired	—	(17,380)
Proceeds from the sale of assets	1,211	3,450

Net cash used in investing activities	(73,829)	(135,216)
Financing activities:
Payments on short-term debt	(25,672)	(8,539)
Additions to long-term debt	—	29,835
Repayments of long-term debt	(10,600)	(600)
Contributions by noncontrolling shareholder	6,750	—
Acquisition of noncontrolling shareholder interest	(17,920)	(116,500)
Payment of dividends to noncontrolling shareholders	(11,637)	(5,729)
Payment of dividends	(19,309)	(19,587)
Issuance of common shares and excess tax benefits on options	5,484	4,408

Net cash used in financing activities	(72,904)	(116,712)
Effects of exchange rate changes on cash of continuing operations	(181)	1,842

Changes in cash and cash equivalents	(79,569)	(322,794)
Cash and cash equivalents at beginning of year	426,981	413,359

Cash and cash equivalents at end of period	$347,412	$90,565

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per-share amounts)

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. There is a year-round demand for the Company’s passenger and truck replacement tires, but sales of light vehicle replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November. Operating results for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

The Company consolidates into its financial statements the accounts of the Company, all wholly-owned subsidiaries, and any partially-owned subsidiary that the Company has the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50-percent owned are consolidated, investments in affiliates of 50 percent or less but greater than 20-percent are accounted for using the equity method, and investments in affiliates of 20 percent or less are accounted for using the cost method. The Company does not consolidate any entity for which it has a variable interest based solely on power to direct the activities and significant participation in the entity’s expected results that would not otherwise be consolidated based on control through voting interests. Further, the Company’s joint ventures are businesses established and maintained in connection with the Company’s operating strategy. All intercompany transactions and balances have been eliminated.

The Company’s investment in Corporacion de Occidente (“COOCSA”), a Mexican tire manufacturing entity, represented an approximate 38-percent ownership interest at December 31, 2010. On January 14, 2011, the Company invested $21,775 and acquired an additional 20-percent ownership share. The Company’s ownership share is now approximately 58 percent and because of the increase in voting rights, the results of the entity have been consolidated from the date of the transaction.

The Company had entered into a joint venture, Cooper de Mexico, to market and distribute Cooper, Pneustone and associated brand tires in Mexico. The Company had determined it had the power to control the purchasing and marketing of tires for this joint venture. The Company had also provided additional financial support to this joint venture in order to allow it to finance its business activities. The joint venture partner had not provided such additional support. The Company had determined it was the primary beneficiary of this joint venture due to its ability to control the primary economic activity and due to the subordinated financial support it had provided to the entity that would require the Company to absorb more than 50 percent of expected losses. On January 14, 2011, as a result of a $12,000 capital call, the Company achieved virtually 100-percent ownership in this Mexican marketing entity. The additional ownership was accounted for by reclassification of the negative balance of noncontrolling shareholder interest of $4,576 to Capital in excess of par value. This entity continues to be consolidated in the Company’s financial results.

The Company entered into a joint venture with Kenda Tire Company to construct and operate a tire manufacturing facility in the People’s Republic of China (“PRC”), which began production in 2007. Until May 2012, all of the tires produced by this joint venture were required to be exported and sold by Cooper Tire & Rubber Company and its affiliates. Due to this requirement, the Company had the power to direct the manufacturing operations of the joint venture to produce the types of tires required by the Company to meet its global demands. The Company had determined it was the primary beneficiary of this joint venture because of the operational control and the fact it received all of the tires produced by this manufacturing operation. In March 2011, the Company increased its ownership in the affiliated Cooper Kenda Tire operations to 100 percent from 50 percent for cash consideration of $116,500. In accordance with

Accounting Standards Codification (“ASC”) 810, “Consolidation,” the excess of the $116,500 over the non-controlling shareholder interest was recorded as a decrease to Capital in excess of par value, limited by the amount of Capital in excess of par value at the transaction date, and to Retained earnings to reflect the additional ownership. The entity has been renamed Cooper Kunshan Tire and is still required to export all of the tires produced through May 2012. This entity continues to be consolidated in the Company’s financial results.

Since the Company had determined as of December 31, 2010, that both Cooper Kenda and Cooper de Mexico were Variable Interest Entities (“VIEs”) and it was the primary beneficiary, it had included their assets, liabilities and operating results in its consolidated financial statements. At December 31, 2010, the assets (principally Property, plant and equipment) of these VIEs, $204,535, could only be used to settle obligations of those VIEs. Similarly, liabilities (principally Notes payable) of consolidated VIEs, $80,414, at December 31, 2010, represented claims against the specific assets of the VIEs. Because of the increased ownership in these two entities, these restrictions are no longer applicable.

Accounting Pronouncements

In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income,” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. Although the Company does not expect the adoption of ASU 2011-05 to have a material effect on its consolidated financial statements, it will change its financial statement presentation.

2.	On January 14, 2011, the Company invested $21,775 and acquired an additional 20-percent ownership in COOCSA, a Mexican tire manufacturing entity in which it had previously been an equity investor. The Company’s ownership share increased to approximately 58 percent and because of the increase in voting rights, the results of the entity and 100 percent of its assets and liabilities were consolidated from the date of this transaction. The Company made this additional investment as part of its strategic plan to build a sustainable, competitive cost position.

The COOCSA acquisition is being accounted for as a purchase transaction. The total consideration (including the $21,775 paid and the fair value of the original 38-percent ownership interest) has preliminarily been allocated to the assets acquired, liabilities assumed and noncontrolling shareholder interest based on their respective fair values at January 14, 2011. This initial purchase price allocation may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed. Adjustments to this preliminary allocation will be made when the asset valuations have been completed. In the second and third quarters, changes in the valuation of Property, plant and equipment and certain accrued liabilities and deferred tax liabilities were recorded, with a corresponding adjustment to goodwill amounting to a net reduction to goodwill of $2,536. The Company will complete the valuation process no later than December 31, 2011. The excess purchase price over the estimated fair value of the net assets acquired is allocated to goodwill. Goodwill consists of anticipated growth opportunities for COOCSA and is recorded in the North American Tire Operations segment. Goodwill is not deductible for federal income tax purposes. The operating results of COOCSA have been included in the consolidated financial statements of the Company since the date of the transaction.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on January 14, 2011, translated into U.S. dollars at the exchange rate on that date.

Assets
Cash	$4,395
Inventory	14,105
Other current assets	3,645
Property, plant & equipment	84,069
Goodwill	18,674
Liabilities
Payable to Cooper Tire & Rubber Company	(4,185)
Accounts payable	(4,990)
Accrued liabilities	(2,817)
Deferred income taxes	(7,719)
Notes payable to Cooper Tire & Rubber Company	(11,269)

93,908
Noncontrolling shareholder interest	(37,853)

Cooper Tire & Rubber Company consideration	$56,055

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

At December 31, 2010, the Company’s previously recorded investment in COOCSA was recorded as an Investment in unconsolidated subsidiary of $24,398, which was included in Other assets on its Consolidated Balance Sheets. The Company had also recorded a Cumulative currency loss of $4,893 associated with this investment, which was included in Cumulative other comprehensive loss on the Consolidated Balance Sheets.

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

The acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

3.	Net income per share is computed on the basis of the weighted average number of common shares outstanding each year. Diluted earnings per share from continuing operations includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30		Nine months ended September 30
	2010	2011	2010	2011
Numerator
Numerator for basic and diluted earnings per share - income from continuing operations available to common stockholders	$44,598	$17,281	$75,886	$44,478

Denominator
Denominator for basic earnings per share - weighted average shares outstanding	61,440	62,266	61,217	62,106
Effect of dilutive securities - stock options and other stock units	1,319	576	1,339	971

Denominator for diluted earnings per share - adjusted weighted average shares outstanding	62,759	62,842	62,556	63,077

Basic earnings per share:
Income from continuing operations	$0.73	$0.28	$1.24	$0.72
Income from discontinued operations, net of income taxes	—	—	0.40	—

Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.73	$0.28	$1.64	$0.72

Diluted earnings per share:
Income from continuing operations	$0.71	$0.27	$1.21	$0.71
Income from discontinued operations, net of income taxes	—	—	0.39	—

Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.71	$0.27	$1.60	$0.71

Options to purchase shares of the Company’s common stock not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares were 449 and 1,065 at September 30, 2010 and 2011, respectively.

4.	Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include cash flow hedges of foreign currency exposures. The change in values of the fair value foreign currency hedges offset exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish krona, Norwegian krone, Mexican peso and Chinese yuan generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2010 and September 30, 2011 was $234,600 and $232,700, respectively. The counterparties to each of these agreements are major commercial banks.

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

Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately $(3,263) and $4,719 as of December 31, 2010 and September 30, 2011, respectively) are recorded as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheets and reclassified into earnings as the hedged transactions occur.

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

The following table presents the location and amounts of derivative instrument fair values in the Condensed Consolidated Balance Sheets:

(assets)/liabilities	December 31, 2010		September 30, 2011
Derivatives designated as hedging instruments	Accrued liabilities	$3,413	Accrued liabilities	$(4,917)
Derivatives not designated as hedging instruments	Accrued liabilities	$564	Accrued liabilities	$(438)

The following table presents the location and amount of gains and losses on foreign currency derivative instruments in the Condensed Consolidated Statements of Operations:

Derivatives Designated as Cash Flow Hedges	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Three months ended Sept 30, 2010	$(6,739)	$(880)	$172
Three months ended Sept 30, 2011	$8,397	$(2,606)	$446
Nine months ended Sept 30, 2010	$824	$685	$(43)
Nine months ended Sept 30, 2011	$3,492	$(4,490)	$356

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended Sept 30, 2010	Other income	$(438)
Three months ended Sept 30, 2011	Other income	$888
Nine months ended Sept 30, 2010	Other income	$(594)
Nine months ended Sept 30, 2011	Other income	$995

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

The valuation of foreign exchange forward contracts was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2011 and December 31, 2010, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2011, and December 31, 2010:

Derivative Contracts	Total Derivative (Assets) Liabilities	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
September 30, 2011	$(5,355)		$(5,355)
December 31, 2010	$3,977		$3,977

On September 30, 2011, the land, building and certain manufacturing equipment located at Albany, Georgia were sold for $8,139, which approximated the carrying value of those assets. These assets had been classified as “assets held for sale” in the Other current assets section of the Condensed Consolidated Balance Sheets.

The Company has notes, secured by government-controlled banks, from certain of its customers in the PRC to settle trade accounts receivable, which generally have maturities of six months or less. The fair value of the Company’s debt is based upon prices of similar instruments in the marketplace.

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2010		September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$413,359	$413,359	$90,565	$90,565
Notes receivable	69,547	69,547	31,896	31,896
Notes payable	(146,947)	(146,947)	(139,311)	(139,311)
Current portion of long-term debt	(5,885)	(5,885)	(26,571)	(26,571)
Long-term debt	(320,724)	(322,124)	(329,556)	(305,056)
Derivative financial instruments	(3,977)	(3,977)	5,355	5,355
5.	The following table details information on the Company’s operating segments.

	Three months ended September 30		Nine months ended September 30
	2010	2011	2010	2011
Revenues:
North American Tire	$647,787	$764,681	$1,754,472	$2,079,441
International Tire	325,200	421,847	930,913	1,180,889
Eliminations	(90,045)	(133,025)	(244,041)	(378,658)

Net sales	$882,942	$1,053,503	$2,441,344	$2,881,672

Segment profit (loss):
North American Tire	$54,971	$17,340	$88,253	$42,544
International Tire	20,511	30,442	63,589	73,814
Eliminations	(1,183)	356	(1,650)	(2,377)
Unallocated corporate charges	(7,169)	(926)	(16,425)	(10,333)

Operating profit	67,130	47,212	133,767	103,648
Interest expense	9,397	8,953	27,276	27,603
Interest income	(2,166)	(829)	(4,150)	(2,399)
Other income	(719)	124	(1,944)	(5,524)

Income from continuing operations before income taxes	$60,618	$38,964	$112,585	$83,968

6.	At December 31, 2010, approximately 37 percent of the Company’s inventories had been valued under the last-in, first-out (“LIFO”) method. At September 30, 2011, approximately 35 percent of the Company’s inventories are valued under the LIFO method. The remaining inventories have been valued under the first-in, first-out (“ FIFO”) method or average cost method. All inventories are stated at the lower of cost or market.

Under the LIFO method, inventories have been reduced by approximately $191,180 and $262,893 at December 31, 2010 and September 30, 2011, respectively, from current cost, which would be reported under the FIFO method.

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

The following table discloses the amount of stock based compensation expense for the three-month and nine-month periods ended September 30, 2010 and 2011:

	\Stock Based Compensation
	Three months ended September 30		Nine months ended September 30
	2010	2011	2010	2011
Stock options	$398	$665	$1,015	$1,885
Restricted stock units	63	308	707	906
Performance based units	1,650	(242)	3,921	279

Total stock based compensation	$2,111	$731	$5,643	$3,070

Stock Options

In April 2009, executives participating in the 2009 – 2011 Long-Term Incentive Plan were granted 1,155,000 stock options, which will vest one-third each year through April 2012. This plan does not contain any performance-based criteria. In March 2010, executives participating in the 2010 – 2012 Long-Term Incentive Plan were granted 303,120 stock options, which will vest one-third each year through March 2013. During 2011, executives participating in the 2011 – 2013 Long-Term Incentive Plan were granted 311,670 stock options, which will vest one-third each year through 2014. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2010	2011
Risk-free interest rate	2.8%	2.7%
Dividend yield	2.2%	1.8%
Expected volatility of the Company’s common stock	0.604	0.615
Expected life in years	6.0	6.0

The weighted average fair value of options granted in 2010 and 2011 was $9.01 and $11.57, respectively.

The following table provides details of the stock option activity for the nine months ended September 30, 2011:

	Long-Term Incentive Plan Years
	2009 - 2011	2010 - 2012	2011 - 2013
January 1, 2011
Outstanding	816,500	303,120	—
Exercisable	164,500	—	—
Granted		—	311,670
Cancelled	(2,000)	(13,000)	—
Exercised	(129,500)	(10,034)	—

September 30, 2011
Outstanding	685,000	280,086	311,670
Exercisable	391,000	91,008	—

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

The following table provides details of the restricted stock unit activity for the nine months ended September 30:

	2010	2011
Restricted stock units outstanding at January 1	526,809	242,273
Restricted stock units granted	—	100,400
Accrued dividend equivalents	4,478	6,072
Restricted stock units settled	(251,225)	(28,716)
Restricted stock units cancelled	(4,149)	(2,742)

Restricted stock units outstanding at September 30	275,913	317,287

Performance Stock Units (PSUs)

Executives participating in the Company’s Long-Term Incentive Plan for the plan year 2007 – 2009 and 2008 – 2010, earn performance stock units based on the Company’s financial performance. As part of the 2007 – 2009 plan, the units earned in 2007 and 2009 vested in February 2010. As part of the 2008 – 2010 plan, the units earned in 2009 and 2010 vested at December 31, 2010. No units were earned in 2008.

Executives participating in the Company’s Long-Term Incentive Plan for the plan year 2010 – 2012, earn performance stock units and cash. Units and cash earned during 2010 and any units and cash earned during 2011 will vest at December 31, 2012.

Executives participating in the Company’s Long-Term Incentive Plan for the plan year 2011 – 2013, earn performance stock units and cash. Any units and cash earned during 2011 will vest at December 31, 2013.

The following table provides details of the performance stock units earned under the Company’s Long-Term Incentive Plans for the nine months ended September 30:

	Long-Term Incentive Plan Years
	2007-2009	2008-2010
Performance-based units outstanding at January 1, 2010	559,951	290,860
Accrued dividend equivalents	—	4,721
Performance-based units settled	(559,951)	—

Performance-based units outstanding at September 30, 2010	—	295,581

	2008-2010	2010-2012
Performance-based units outstanding at January 1, 2011	480,858	60,082
Accrued dividend equivalents	—	1,215
Performance-based units cancelled		(325)
Performance-based units settled	(480,858)	—

Performance-based units outstanding at September 30, 2011	—	60,972

The Company’s restricted stock units and performance stock units are not participating securities. Distributable units will be converted into shares of Company common stock in accordance with the distribution date indicated in the agreements. Restricted stock units earn dividend equivalents from the time of the award until distribution is made in common shares. Performance stock units earn dividend equivalents from the time the units have been earned based upon Company performance metrics until distribution is made in common shares. Dividend equivalents are only earned subject to vesting of the underlying restricted stock units or performance stock units, accordingly, such units do not represent participating securities.

8.	The following tables disclose the amount of net periodic benefit costs for the Company’s defined benefit plans and other postretirement benefits relating to continuing operations:

	Pension Benefits - Domestic
	Three months ended September 30		Nine months ended September 30
	2010	2011	2010	2011
Components of net periodic benefit cost:
Service cost	$1,079	$1,925	$3,237	$5,775
Interest cost	11,348	11,250	34,045	33,750
Expected return on plan assets	(12,527)	(12,526)	(37,581)	(37,579)
Amortization of actuarial loss	6,943	7,575	20,829	22,725
Recognized actuarial loss	—	—	4,751	—

Net periodic benefit cost	$6,843	$8,224	$25,281	$24,671

	Pension Benefits - International
	Three months ended September 30		Nine months ended September 30
	2010	2011	2010	2011
Components of net periodic benefit cost:
Service cost	$584	$627	$1,733	$1,885
Interest cost	4,240	4,523	12,599	13,600
Expected return on plan assets	(3,822)	(4,180)	(11,353)	(12,570)
Amortization of prior service cost	(156)	(187)	(463)	(564)
Amortization of actuarial loss	1,485	1,449	4,411	4,358

Net periodic benefit cost	$2,331	$2,232	$6,927	$6,709

	Other Postretirement Benefits
	Three months ended September 30		Nine months ended September 30
	2010	2011	2010	2011
Components of net periodic benefit cost:
Service cost	$790	$775	$2,371	$2,327
Interest cost	3,528	3,462	10,586	10,385
Amortization of prior service cost	(135)	(172)	(407)	(516)
Amortization of actuarial loss	—	315	—	946

Net periodic benefit cost	$4,183	$4,380	$12,550	$13,142

During 2011, the Company expects to contribute approximately $40,000 to its domestic and foreign pension plans.

9.	The following table reconciles the beginning and end of the period equity accounts attributable to Cooper Tire & Rubber Company and to the noncontrolling shareholders’ interests:

	Total Parent Stockholders’ Equity	Noncontrolling Shareholders’ Interests in Consolidated Subsidiaries	Total Stockholders’ Equity	Redeemable Noncontrolling Shareholders’ Interests
Balance at December 31, 2010	$460,789	$62,261	$523,050	$71,442
Net income	44,478	2,476	46,954	7,931
Other comprehensive income	44,634	(2,888)	41,746	2,936
Dividends payable to noncontrolling shareholders	—	—	—	(5,731)
Acquisition of business	—	37,853	37,853	—
Acquisition of noncontrolling shareholder interest	(54,239)	(62,261)	(116,500)	—
Stock compensation plans, including tax benefit of $349	3,355	—	3,355	—
Cash dividends — $.315 per share	(19,587)	—	(19,587)	—

Balance at September 30, 2011	$479,430	$37,441	$516,871	$76,578

The following table provides the details of the Company’s comprehensive income. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, unrealized gains or losses on certain marketable securities and derivative instruments and unrecognized postretirement benefit plans.

The Company’s comprehensive income is as follows:

	Three months ended September 30		Nine months ended September 30
	2010	2011	2010	2011
Net income attributable to Cooper Tire & Rubber Company	$44,598	$17,281	$100,251	$44,478
Other comprehensive income:
Currency translation adjustments	9,590	(6,165)	4,434	11,722
Unrealized net gains (losses) on derivative instruments and marketable securities, net of tax	(5,032)	10,080	361	7,601
Unrecognized postretirement benefit plans, net of tax	2,547	10,464	38,182	25,311

Comprehensive income attributable to Cooper Tire & Rubber Company	51,703	31,660	143,228	89,112
Net income attributable to noncontrolling shareholders’ interests	5,710	4,680	17,400	10,407
Other comprehensive income:
Currency translation adjustments	1,504	(2,794)	(328)	48

Comprehensive income attributable to noncontrolling shareholders’ interests	7,214	1,886	17,072	10,455

Total comprehensive income	$58,917	$33,546	$160,300	$99,567

10.	The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities:

	2010	2011
Reserve at January 1	$23,814	$24,924
Additions	15,376	27,414
Payments	(15,670)	(22,545)

Reserve at September 30	$23,520	$29,793

The increase in the warranty provision is due primarily to truck and bus tires in the PRC and the increased prices of tires used to compute the warranty provision.

11.	The Company is a defendant in various products liability claims brought in numerous jurisdictions in which individuals seek damages resulting from motor vehicle accidents allegedly caused by defective tires manufactured by the Company. Each of the products liability claims faced by the Company generally involve different types of tires, models and lines, different circumstances surrounding the accident such as different applications, vehicles, speeds, road conditions, weather conditions, driver error, tire repair and maintenance practices, service life conditions, as well as different jurisdictions and different injuries. In addition, in many of the Company’s products liability lawsuits, the plaintiff alleges that his or her harm was caused by one or more co-defendants who acted independently of the Company. Accordingly, both the claims asserted and the resolutions of those claims have an enormous amount of variability. The aggregate amount of damages asserted at any point in time is not determinable since often times when claims are filed, the plaintiffs do not specify the amount of damages. Even when there is an amount alleged, at times the amount is wildly inflated and has no rational basis.

The fact that the Company is a defendant in products liability lawsuits is not surprising given the current litigation climate, which is largely confined to the United States. However, the fact that the Company is subject to claims does not indicate that there is a quality issue with the Company’s tires. The Company sells approximately 30 to 35 million passenger, light truck, SUV, radial medium truck and motorcycle tires per year in North America. The Company estimates that approximately 300 million Cooper-produced tires — made up of thousands of different specifications — are still on the road in North America. While tire disablements do occur, it is the Company’s and the tire industry’s experience that the vast majority of tire failures relate to service-related conditions, which are entirely out of the Company’s control — such as failure to maintain proper tire pressure, improper maintenance, road hazard and excessive speed.

The Company’s exposure for each claim for incidents occurring prior to April 1, 2003 is limited by the coverage provided by its excess liability insurance program. The program for that period includes a relatively low per claim retention and a policy year aggregate retention limit on claims arising from occurrences which took place during a particular policy year. Effective April 1, 2003, the Company established a new excess liability insurance program. The new program covers the Company’s products liability claims for incidents occurring on or after April 1, 2003 and is occurrence-based insurance coverage, which includes an increased per claim retention limit, increased policy limits and the establishment of a captive insurance company.

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

Pursuant to applicable accounting rules, the Company accrues the minimum liability for each known claim when the estimated outcome is a range of possible loss and no one amount within that range is more likely than another. The Company uses a range of losses because an average cost would not be meaningful since the products liability claims faced by the Company are unique and widely variable, and accordingly, the resolutions of those claims have an enormous amount of variability. The costs have ranged from zero dollars to $33,000 in one case, with no “average” that is meaningful. No specific accrual is made for individual unasserted claims or for premature claims, asserted claims where the minimum information needed to evaluate the probability of a liability is not yet known. However, an accrual for such claims based, in part, on management’s expectations for future litigation activity and the settled claims history is maintained. Because of the speculative nature of litigation in the United States, the Company does not believe a meaningful aggregate range of potential loss for asserted and unasserted claims can be determined. The Company’s experience has demonstrated that its estimates have been reasonably accurate and, on average, cases are resolved for amounts close to the reserves established. However, it is possible an individual claim from time to time may result in an aberration from the norm and could have a material impact.

The Company determines its reserves using the number of incidents expected during a year. During the third quarter of 2011, the Company increased its products liability reserve by $11,258. The addition of another quarter of self-insured incidents accounted for $10,321 of this increase. The Company revised its estimate of future settlements for unasserted and premature claims, increasing the reserve by $4,980. Finally, changes in the amount of reserves for cases where sufficient information is known to estimate a liability decreased by $4,043.

During the first nine months of 2011, the Company increased its products liability reserve by $49,383. The addition of another nine months of self-insured incidents accounted for $30,791 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims, which increased the reserve by $8,420. Finally, changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $10,172.

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

The Company paid $12,158 during the third quarter of 2011 to resolve cases and claims and has paid $36,528 through the first nine months of 2011. The Company’s products liability reserve balance at December 31, 2010 totaled $191,033 (the current portion of $41,892 is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets) and the balance at September 30, 2011 totaled $203,888 (current portion of $58,242).

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

For the three-month periods ended September 30, 2010 and 2011, products liability expenses totaled $21,270 and $20,514, respectively, and include recoveries of legal fees of $48 in 2010. For the nine-month periods ended September 30, 2010 and 2011, products liability expenses totaled $80,988 and $73,028, respectively, and include recoveries of legal fees of $5,623 and $37 in these periods. Policies applicable to claims occurring on April 1, 2003 and thereafter do not provide for recovery of legal fees. Products liability expenses are included in Cost of goods sold in the Condensed Consolidated Statements of Operations.

12.	For the quarter ended September 30, 2011, the Company recorded an income tax expense for continuing operations of $17,003 compared to $10,309 for the comparable period in 2010. The provision includes a tax expense for discrete items of $8,052. This includes $5,907 for the recording of a valuation allowance for the 2010 U.S. return to provision adjustments primarily relating to timing differences; $1,598 for the unfavorable impact on deferred tax assets from a U.K. tax rate adjustment and $547 relating to other deferred tax asset adjustments and valuation allowance impacts. The provision also includes the impact of expected Alternative Minimum Tax payments in the U.S. in excess of the U.S. statutory tax rate that impacted the quarter by $3,000 due to the Company’s valuation allowance position.

For the nine-month period ended September 30, 2011, the Company recorded income tax expense for continuing operations of $29,083 as compared to $19,299 for the comparable period in 2010. The provision includes a tax expense for discrete items of $9,486. This includes $5,907 for the recording of a valuation allowance for the 2010 U.S. return to provision adjustments primarily relating to timing differences; $1,598 for the unfavorable impact on deferred tax assets from a U.K. tax rate adjustment; $1,691 for the increase in deferred taxes resulting from consolidation of the increased investment in Mexico and $290 relating to other deferred tax asset adjustments and valuation allowance impacts. The provision also includes the Alternative Minimum Tax impact of $3,000 discussed above for the quarter.

The effective tax rate for the three-month and nine-month periods ended September 30, 2011, for continuing operations is 23.0 percent and 23.3 percent, respectively, exclusive of discrete items, using the applicable effective tax rate determined using forecasted multi-jurisdictional annual effective tax rates. For comparable periods in 2010, the effective tax rate for continuing operations, exclusive of discrete items, was 15.5 percent and 18.3 percent, respectively.

Tax expense for the quarter ended September 30, 2011 increased by $6,694. This increase relates primarily to the impact from changes to the U.S. valuation allowance of $6,338; differences in the effective tax rates of international operations and the impact of the changes in the mix of earnings or loss by jurisdiction of $799; and changes in discrete items of $7,147. These increases were partially offset by the impact from decreased earnings at the U.S. statutory tax rate of $7,590.

Tax expense for the nine-month period ended September 30, 2011 increased by $9,784. This increase relates primarily to the impact from changes to the U.S. valuation allowance of $7,969; differences in the effective tax rates of international operations and the impact of the changes in the mix of earnings or loss by jurisdiction of $1,100; and changes in discrete items of $10,738. These increases were partially offset by the impact from decreased earnings at the U.S. statutory tax rate of $10,023.

The Company maintains a valuation allowance on its net U.S. deferred tax asset position. A valuation allowance is required pursuant to ASC 740, “Accounting for Income Taxes,” when, based upon an assessment which is largely dependent upon objectively verifiable evidence including recent operating loss history, expected reversal of existing deferred tax liabilities and tax loss carry back capacity, it is more likely than not that some portion of the deferred tax assets will not be realized. The valuation allowance will be maintained as long as it is more likely than not that some portion of the deferred tax asset may not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the U.S., the Company has recorded significant deferred tax assets, the largest of which relate to products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains a $170,973 valuation allowance for the portion of U.S. deferred tax assets exceeding its U.S. deferred tax liabilities. In addition, the Company has recorded valuation allowances of $6,871 for deferred tax assets associated with the portion of non-U.S. deferred tax assets exceeding the non-U.S. deferred tax liabilities for a total valuation allowance of $177,844 at September 30, 2011.

In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company reassesses the possibility of releasing all or a portion of the valuation allowance currently in place on its U.S. deferred tax assets. Based upon this assessment, the anticipated release of a significant majority of the U.S. valuation allowance should occur in the fourth quarter of 2011. The required accounting for the release will involve significant tax amounts and it will impact earnings, but not cash, in the quarter in which it is released.

The Company maintains an ASC 740-10, “Accounting for Uncertainty in Income Taxes” liability for unrecognized tax benefits for permanent and temporary book/tax differences for continuing operations. At September 30, 2011, the Company’s liability, exclusive of interest, totals $9,262. The Company accrued $190 and $226 of interest expense for the three-month and nine-month periods ending September 30, 2011, which has been recorded as a discrete item in its tax provision.

At September 30, 2011, the Company had a receivable for $16,211 of cash tax refunds, including interest. The Company has collected $2,662 in October 2011 and it is anticipated that the balance of these receivables will be collected upon the completion of the IRS audit currently in process.

In 2003, the Company initiated bilateral Advance Pricing Agreement (“APA”) negotiations with the Canadian and U.S. governments to change its intercompany transfer pricing process between a formerly owned subsidiary, Cooper-Standard Automotive, Inc., (“CSA”) and its Canadian affiliate. The governments settled the APA in 2009; and, on August 3, 2009, Cooper-Standard Holdings Inc. filed a Bankruptcy petition. On August 19, 2009, the Company filed an action in the United States Bankruptcy Court, District of Delaware, in response to the tax refunds owed to the Company pursuant to the September 16, 2004 sale agreement of CSA for pre-disposition periods ending December 23, 2004. On March 17, 2010, the Company entered into a settlement agreement to resolve the subject proceedings, which became non-appealable on April 29, 2010. Pursuant to the settlement agreement, CSA paid the Company approximately $17,639, in addition to the resolution of other contingent liabilities between the parties. Based upon the settlement, the Company released liabilities recorded on its books relating to the disposition of CSA in the amount of $7,400 through Discontinued Operations, net of the tax impact, in the quarter ended June 30, 2010.

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by tax authorities for years prior to 2005.

13.	In connection with the investment in Cooper Chengshan, beginning January 1, 2009 and continuing through December 31, 2011, the noncontrolling shareholders had the option, which is embedded in the noncontrolling interest, to require the Company to purchase the original 49 percent noncontrolling share at the greater of a minimum price of $62,700 or a formula price that varies based on operating results of the entity. The combination of a noncontrolling interest and a put option resulted in a redeemable noncontrolling shareholder interest. The put option is not separated from the shares as an embedded derivative because the underlying shares are not readily convertible into cash.

The noncontrolling interest is redeemable at other than fair value as the put value is determined based on a specified formula as described above. The Company records the noncontrolling shareholders’ interests in Cooper Chengshan at the greater of: 1) the initial carrying amount, increased or decreased for the noncontrolling shareholders’ share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”); or, 2) the value of the put option which is determined based on the greater of the minimum amount or the formula derived amount. According to authoritative accounting guidance, the Redeemable noncontrolling shareholders’ interests are classified outside of permanent equity, as a mezzanine item, on the Company’s Condensed Consolidated Balance Sheets.

In 2009, the Company was notified by a noncontrolling shareholder that it had exercised its put option and after governmental approval, the Company purchased the 14-percent share for $17,920 on March 31, 2010. The remaining noncontrolling shareholder has the right to sell its 35-percent share to the Company at a minimum price of $44,780. At September 30, 2011, the formula price exceeds the minimum price, however, the carrying value exceeds the formula price and the carrying value is the amount shown on the Company’s Condensed Consolidated Balance Sheets.

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

Consolidated Results of Operations

(Dollar amounts in millions except per share amounts)
	Three months ended September 30			Nine months ended September 30
	2010	Change	2011	2010	Change	2011
Revenues:
North American Tire	$647.8	18.0%	$764.7	$1,754.4	18.5%	$2,079.4
International Tire	325.2	29.7%	421.8	930.9	26.9%	1,180.9
Eliminations	(90.1)	47.6%	(133.0)	(244.0)	55.2%	(378.6)

Net sales	$882.9	19.3%	$1,053.5	$2,441.3	18.0%	$2,881.7

Segment profit (loss):
North American Tire	$55.0	-68.5%	$17.3	$88.3	-51.9%	$42.5
International Tire	20.5	48.3%	30.4	63.6	16.0%	73.8
Eliminations	(1.2)	n/m	0.4	(1.7)	41.2%	(2.4)
Unallocated corporate charges	(7.2)	-87.5%	(0.9)	(16.4)	-37.2%	(10.3)

Operating profit	67.1	-29.7%	47.2	133.8	-22.6%	103.6
Interest expense	9.4	-5.3%	8.9	27.3	1.1%	27.6
Interest income	(2.2)	-63.6%	(0.8)	(4.2)	-42.9%	(2.4)
Other expense (income)	(0.7)	n/m	0.1	(1.9)	189.5%	(5.5)

Income from continuing operations before income taxes	60.6		39.0	112.6		83.9
Income tax expense (benefit)	10.3		17.0	19.3		29.0

Income from continuing operations	50.3		22.0	93.3		54.9
Noncontrolling shareholders’ interests	5.7		4.7	17.4		10.4

Income from continuing operations attributable to Cooper Tire & Rubber Company	$44.6		$17.3	$75.9		$44.5

Basic earnings per share	$0.73		$0.28	$1.24		$0.72

Diluted earnings per share	$0.71		$0.27	$1.21		$0.71

Consolidated net sales for the three-month period ended September 30, 2011 were $171 million higher than the comparable period one year ago. The increase in net sales for the third quarter of 2011 compared with the third quarter of 2010 was primarily the result of favorable pricing and mix ($146 million) and higher unit volumes ($16 million) in both the North American and International Tire Operations segments. The International Tire Operations segment also experienced favorable exchange rates in the third quarter ($9 million).

Operating profit in the third quarter of 2011 decreased by $20 million from the third quarter of 2010. Improved pricing and mix ($158 million) and increased unit volumes ($5 million) were offset by higher raw material costs ($194 million). Reduced selling, general and administrative costs ($12 million) reflected primarily lower incentive related expenses when compared with the same period one year ago. The absence of restructuring costs ($5 million) and the inclusion of COOCSA ($4 million) in the North American Tire Operations segment contributed favorably to the Company’s operating profit. The Company experienced higher manufacturing costs ($6 million) and increased other operating costs ($4 million) in both segments.

Consolidated net sales for the nine-month period ended September 30, 2011, were $440 million higher than the comparable period one year ago. The increase in net sales for the first nine months of 2011 compared to the first nine months of 2010 was primarily the result of favorable pricing and mix ($439 million). Offsetting the favorable pricing and mix were lower unit volumes ($28 million) on a consolidated basis. The International Tire Operations segment also experienced favorable exchange rates in the first nine months of 2011 ($29 million).

Operating profit in the first nine months of 2011 decreased by $30 million from the first nine months of 2010. Improved pricing and mix ($469 million) and lower manufacturing costs ($12 million) were offset by higher raw material costs ($551 million). Reduced selling, general and administrative costs ($11 million) reflected primarily lower incentive related expenses when compared with the same period one year ago. The non-recurrence of restructuring costs ($20 million), inclusion of COOCSA ($7 million) and decreased products liability expense ($8 million) in the North American Tire Operations segment contributed favorably to the Company’s operating profit. Other operating costs ($7 million) were unfavorable from the first nine months of 2010.

The Company continued to experience significant increases in the costs of certain of its principal raw materials through the first nine months of 2011 compared with the same period in 2010. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based. The increases in the cost of natural rubber and petroleum-based materials were the most significant drivers of higher raw material costs during the first nine months of 2011, which were $551 million higher than the same period in 2010.

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

Products liability expenses totaled $21 million in the third quarter of both 2010 and 2011, respectively. Products liability expenses totaled $81 million and $73 million in the first nine months of 2010 and 2011, respectively, and included recoveries of legal fees of $6 million in the first nine months of 2010. The Company recorded an additional $22 million for its self-insured portion of a jury verdict in one case during the first quarter of 2010. The Company is appealing the decision in that case. The absence of similar discrete items in 2011 is partially offset by continued adjustments to existing reserves based on the Company’s quarterly comprehensive review of outstanding claims. Additional information related to the Company’s accounting for products liability costs appears in the Notes to the Condensed Consolidated Financial Statements.

Selling, general, and administrative expenses were $56 million in the third quarter of 2010 (6.4 percent of net sales) and $46 million in the third quarter of 2011 (4.3 percent of net sales). This decrease was due primarily to reduced incentive based compensation and decreases in accruals for stock-based liabilities. These decreases were partially offset by higher advertising costs as the Company continues to promote the Cooper brand. For the nine-month period ended September 30, 2010, selling, general and administrative expenses were $155 million (6.4 percent of net sales) compared to $147 million (5.1 percent of net sales) for the comparable period of 2011.

During the third quarter of 2010, the Company recorded $5 million in restructuring costs related to the closure of its Albany, Georgia manufacturing facility and a personnel reduction initiative in Cooper Europe. For the nine months ended September 30, 2010, the Company recorded $20 million in restructuring costs related to these initiatives.

Interest expense and interest income have remained relatively constant during both the third quarter and on a year-to-date basis when compared to the comparable periods of 2010.

Other income decreased by $1 million in the third quarter of 2011 compared to 2010, primarily as a result of the change in the accounting for COOCSA in 2011. COOCSA was treated as an unconsolidated subsidiary prior to the acquisition of an additional 20 percent ownership in the first quarter of 2011. Other income increased by $4 million for the first nine months of 2011 compared to 2010. In connection with its increased investment in COOCSA, the Company recorded a gain of $5 million on its original investment, which represents the excess of the fair value of approximately $34 million over the carrying value of the investment as of the transaction date. Partially offsetting this gain is the lack of earnings as a result of the change in the accounting for COOCSA.

For the quarter ended September 30, 2011, the Company recorded an income tax expense for continuing operations of $17.0 million compared to $10.3 million for the comparable period in 2010. The provision includes a tax expense for discrete items of $8.1 million. This includes $5.9 million for the recording of a valuation allowance for the 2010 U.S. return to provision adjustments primarily relating to timing differences; $1.6 million for the unfavorable impact on deferred tax assets from a U.K. tax rate adjustment; and $0.6 million relating to other deferred tax asset adjustments and valuation allowance impacts. The provision also includes the impact of expected Alternative Minimum Tax payments in the U.S. in excess of the U.S. statutory tax rate that impacted the quarter by $3.0 million due to the Company’s valuation allowance position.

For the nine-month period ended September 30, 2011, the Company recorded income tax expense for continuing operations of $29.1 million as compared to $19.3 million for the comparable period in 2010. The provision includes a tax expense for discrete items of $9.5 million. This includes $5.9 million for the recording of a valuation allowance for the 2010 U.S. return to provision adjustments primarily relating to timing differences; $1.6 million for the unfavorable impact on deferred tax assets from a U.K. tax rate adjustment; $1.7 million for the increase in deferred taxes resulting from consolidation of the increased investment in Mexico; and $0.3 million relating to other deferred tax asset adjustments and valuation allowance impacts. The provision also includes the Alternative Minimum Tax impact of $3.0 million discussed above for the quarter.

The effective tax rate for the three-month and nine-month periods ended September 30, 2011, for continuing operations is 23.0 percent and 23.3 percent, respectively, exclusive of discrete items, using the applicable effective tax rate determined using forecasted multi-jurisdictional annual effective tax rates. For comparable periods in 2010, the effective tax rate for continuing operations, exclusive of discrete items, was 15.5 percent and 18.3 percent, respectively.

Tax expense for the quarter ended September 30, 2011 increased by $6.7 million. This increase relates primarily to the impact from changes to the U.S. valuation allowance of $6.3 million; differences in the effective tax rates of international operations and the impact of the changes in the mix of earnings or loss by jurisdiction of $0.8 million; and changes in discrete items of $7.2 million. These increases were partially offset by the impact from decreased earnings at the U.S. statutory tax rate of $7.6 million.

Tax expense for the nine-month period ended September 30, 2011 increased by $9.8 million. This increase relates primarily to the impact from changes to the U.S. valuation allowance of $8.0 million; differences in the effective tax rates of international operations and the impact of the changes in the mix of earnings or loss by jurisdiction of $1.1 million; and changes in discrete items of $10.7 million. These increases were partially offset by the impact from decreased earnings at the U.S. statutory tax rate of $10.0 million.

The Company maintains a valuation allowance on its net U.S. deferred tax asset position. A valuation allowance is required pursuant to ASC 740, “Accounting for Income Taxes,” when, based upon an assessment which is largely dependent upon objectively verifiable evidence including recent operating loss history, expected reversal of existing deferred tax liabilities and tax loss carry back capacity, it is more likely than not that some portion of the deferred tax assets will not be realized. The valuation allowance will be maintained as long as it is more likely than not that some portion of the deferred tax asset may not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the U.S., the Company has recorded significant deferred tax assets, the largest of which relate to products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon this assessment, the Company maintains a $171.0 million valuation allowance for the portion of U.S. deferred tax assets exceeding its U.S. deferred tax liabilities. In addition, the Company has recorded valuation allowances of $6.8 million for deferred tax assets associated with the portion of non-U.S. deferred tax assets exceeding the non-U.S. deferred tax liabilities for a total valuation allowance of $177.8 million at September 30, 2011.

In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company reassesses the possibility of releasing the valuation allowance currently in place on its U.S. deferred tax assets. Based upon this assessment, the anticipated release of a significant majority of the U.S. valuation allowance should occur in the fourth quarter of 2011. The required accounting for the release will involve significant tax amounts and it will impact earnings, but not cash, in the quarter in which it is released.

As discussed in the Notes to Consolidated Financial Statements, the Company was involved with APA negotiations with the governments of Canada and the United States since 2003. During the second quarter of 2010, based upon the settlement of the Company’s action filed against Cooper-Standard Holdings Inc. in the United States Bankruptcy Court, District of Delaware, the Company received approximately $18 million and released liabilities recorded on its books relating to the disposition of CSA in the amount of $7 million through Discontinued Operations, net of the tax impact.

North American Tire Operations Segment

	Three months ended September 30			Nine months ended September 30
	2010	Change	2011	2010	Change	2011
(Dollar amounts in millions)
Sales	$647.8	18.0%	$764.7	$1,754.4	18.5%	$2,079.4
Operating profit	$55.0	-68.5%	$17.3	$88.3	-51.9%	$42.5
Operating margin	8.5%	(6.2) points	2.3%	5.0%	(3.0) points	2.0%
United States unit shipments changes:
Passenger tires
Segment		-1.0%			-3.1%
RMA members		-1.9%			-1.1%
Total Industry		0.2%			-1.2%
Light truck tires
Segment		11.9%			10.2%
RMA members		-3.2%			4.8%
Total Industry		0.1%			4.7%
Total light vehicle tires
Segment		1.1%			-0.9%
RMA members		-2.1%			-0.4%
Total Industry		0.2%			-0.5%
Total segment unit sales changes		1.3%			0.4%

The source of this information is the Rubber Manufacturers Association (“RMA”) and internal sources.

Overview

The North American Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also distributes tires for racing, medium truck and motorcycles that are manufactured at the Company’s subsidiaries. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not sell its products directly to end users, except through three Company-owned retail stores, and does not currently manufacture tires for sale to the automobile OEMs.

Sales

Sales of the North American Tire Operations segment increased by $117 million, or 18.0 percent from sales levels in the third quarter of 2010. The segment’s total unit shipments increased by 1.3 percent. The increase in sales was a result of favorable pricing and mix ($108 million) and increased unit volumes ($9 million). In the United States, the segment’s unit shipments of total light vehicle tires increased by 1.1 percent in the third quarter of 2011 compared with the third quarter of 2010. This increase compared with a 2.1 percent decrease in total light vehicle shipments experienced by the members of the Rubber Manufacturers Association and exceeded the 0.2 percent increase in total light vehicle shipments for the total industry (which includes an estimate for non-RMA members). Broadline and value tire lines, where the segment has a substantial presence, were relatively weaker than other product lines for the industry and the segment. The segment was able to offset this through better performance than the industry in ultra-high performance, light truck and SUV tires resulting in a volume increase better than the industry. Commercial tire shipments of the Roadmaster brand, which are excluded from light vehicle shipments, were also strong during the quarter, up 52 percent compared with third quarter 2010.

Sales of the North American Tire Operations segment increased by $325 million, or 18.5 percent, in the first nine months of 2011 from levels in 2010. The increase in sales was the result of favorable pricing and mix ($317 million) and increased unit volumes ($8 million). Overall unit volumes for the segment were up 0.4 percent for the first nine months of 2011 compared to the first nine months of 2010. In the United States, the segment’s unit shipments of total light vehicle tires decreased by 0.9 percent. This decrease compared to the 0.4 percent decrease in total light vehicle shipments experienced by the members of the RMA, and the 0.5 percent decrease in total light vehicle shipments for the total industry for the first nine months. The performance of the segment compared to the industry is partially attributable to the segment having a relatively greater exposure to broadline tires which were the most significantly impacted by the economic conditions in North America. Better than industry performance by the segment in ultra-high performance, light truck and SUV tires served to partially offset the decline in the broadline tire market. The segment outperformed the industry for shipments of replacement commercial truck tires, reporting a 58.6 percent increase for the first nine months of 2011 compared to the 9.1 percent increase reported by the total industry.

Operating Profit

North American Tire segment operating profit decreased by $38 million in the third quarter of 2011 compared to the third quarter of 2010. Improved pricing and mix ($75 million) and increased unit volumes ($1 million) were offset by higher raw material costs ($123 million) and higher manufacturing costs ($4 million). Reduced selling, general and administrative costs, reflecting primarily lower incentive related expenses ($6 million) and the non-recurrence of restructuring costs ($4 million) contributed favorably to the segment’s operating profit for the quarter. The inclusion of COOCSA was incremental to the operating profit of the segment in the third quarter ($4 million). Other operating costs were higher ($2 million) compared to the same period in 2010.

Operating profit for the segment decreased $46 million in the first nine months of 2011 from the first nine months of 2010. Improved pricing and mix ($235 million), lower manufacturing costs ($11 million) and increased unit volumes ($2 million) were offset by higher raw material costs ($332 million). The non-recurrence of restructuring costs ($19 million), decreased products liability charges ($8 million) and decreased selling, general and administrative costs reflecting primarily lower incentive related expenses ($8 million), contributed favorably to the segment’s operating profit for the first nine months of 2011. The inclusion of the operating profit of COOCSA was incremental to the operating profit of the segment in the first nine months of 2011 ($7 million). Other operating costs were higher ($4 million) compared to the same period in 2010.

The North American Tire Operations segment continued to experience significant increases in the costs of certain of its raw materials in the first nine months of 2011 compared with the first nine months of 2010 levels. The segment’s internally calculated raw material index of 276 during the quarter was an increase of 38 percent for the three months ended September 30, 2011 from the same period of 2010. The raw material index increased 3 percent from the quarter ended June 30, 2011.

International Tire Operations Segment

	Three months ended September 30			Nine months ended September 30
	2010	Change	2011	2010	Change	2011
(Dollar amounts in millions)
Sales	$325.2	29.7%	$421.8	$930.9	26.9%	$1,180.9
Operating profit	$20.5	48.3%	$30.4	$63.6	16.0%	$73.8
Operating margin	6.3%	0.9 points	7.2%	6.8%	(0.6)points	6.2%
Unit sales change		2.3%			-3.9%

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

Sales

Sales of the International Tire Operations segment increased by $97 million, or 29.7 percent, in the third quarter of 2011 compared to the third quarter of 2010. The increase in sales was a result of favorable pricing and mix ($80 million) and increased unit volumes ($8 million). The segment also experienced favorable exchange rates in the third quarter ($9 million). Increases were strongest in the domestic and inter-company unit volumes for light vehicle tires and export sales for commercial truck tires.

Sales of the International Tire Operations segment increased by $250 million, or 26.9 percent, in the first nine months of 2011 compared to the same period in 2010. The segment experienced favorable pricing and mix ($254 million), partially offset by decreased unit volumes ($33 million). The segment also experienced favorable exchange rates in the period ($29 million). The decrease in unit volumes on a year-to-date basis is due to the decision to not operate over the New Year holiday in the PRC, the continued exit from bias tire production, weakness in demand in the domestic PRC truck and bus tire market, and the decision to prioritize profit rather than volume in certain export markets.

Operating Profit

International Tire operating profit in the third quarter of 2011 was $10 million higher than in the same period of 2010. The increase in operating profit was due to improved pricing and mix ($81 million) and increased unit volumes ($4 million). These improvements were partially offset by higher raw material costs ($71 million) and higher manufacturing costs ($2 million). Other operating costs decreased operating profit ($2 million).

Operating profit for the segment increased $10 million in the first nine months of 2011 from the first nine months of 2010. For the first nine months of 2011, operating profit was impacted by improved pricing and mix ($234 million) and lower manufacturing costs ($1 million). These improvements were partially offset by higher raw material costs ($219 million), increased selling general and administrative costs ($3 million), decreased unit volumes ($1 million) and other operating costs ($2 million).

The International Tire Operations segment experienced significant increases in the costs of certain of its raw materials in the first nine months of 2011 as compared to the first nine months of 2010, consistent with those experienced in the North American Tire Operations segment. Raw material costs per unit sold have increased 38 percent for the nine months ended September 30, 2011 as compared to the same period in 2010.

Outlook for Company

The industry is still facing two significant challenges in the short term: depressed consumer demand and high material costs.

The Company expects industry demand for tires will continue to vary by region. Demand in developing markets, including the PRC, should be robust, while more mature tire markets should grow in the medium and long term in a range similar to normal historical rates of 1 to 3 percent annually. Demand for broadline tires in the United States is expected to remain depressed until there is improvement in consumer sentiment.

The Company expects raw material costs to remain at elevated levels and to be marginally lower sequentially by less than 5 percent during the fourth quarter from the third quarter of 2011. The Company has seen signs of stabilization in raw material costs, but this area remains inherently volatile.

Capital investments are expected to be between $140 million and $160 million in 2011. The Company will also continue to search for additional tire sources that are a good fit for its long-term strategic direction, while providing economic benefits.

The Company expects its effective tax rate for 2011 will most likely be between 20 percent and 30 percent. The Company also expects to release a majority of the valuation allowance in the fourth quarter of 2011.

The Company’s labor agreement with the United Steelworkers at its Findlay, Ohio operations expires on October 31, 2011, and the labor agreement with the United Steelworkers at the Texarkana, Arkansas operations expires on January 20, 2012. The Company is currently negotiating a new contract with the union at its Findlay, Ohio operations, but the Company cannot predict the outcome of such negotiations. If the Company fails to extend or renegotiate its collective bargaining agreements with the labor unions on satisfactory terms, or if there were to be a work stoppage or other work disruption, the Company’s business and operating results could suffer.

The Company remains committed to successfully implementing our strategy, which should improve shareholder returns. This includes delivering high-quality products, while improving manufacturing costs, and driving profitable top-line growth. These efforts should continue to deliver meaningful results in the next few years.

Liquidity and Capital Resources

Generation and uses of cash — Net cash used in operating activities of continuing operations was $73 million during the first nine months of 2011 compared to a net cash generation of $50 million during the first nine months of 2010. Inventory balances, although down from the second quarter, have increased from year-end levels as a result of higher finished goods unit levels and higher raw material costs.

Net cash used in investing activities during the first nine months of 2010 and 2011 reflect capital expenditures of $75 million and $121 million, respectively. During 2011, the Company has spent $31 million related to the implementation of its global ERP system. During the first quarter of 2011, the Company invested $17 million to increase its ownership percentage in COOCSA to approximately 58 percent, and because of the increase in voting rights, now consolidates the results of those operations.

During the first nine months of 2010 and 2011, the Company repaid $36 million and $9 million of debt, respectively. In 2011, the Company’s long-term debt increased as a result of notes issued in the PRC and amounts borrowed in Mexico. In 2010, the Company’s Cooper Kunshan joint venture received $5 million of capital contributions from its joint venture partner. In 2011, the Company paid $117 million to purchase the remaining 50-percent ownership interest in this joint venture. Also in the first quarter of 2010, the Company paid $18 million to purchase an additional 14-percent interest in its Cooper Chengshan joint venture, increasing its ownership share to 65 percent.

Dividends paid on the Company’s common shares in the first nine months of 2010 and 2011 were $19 million in each period. During the first nine months of 2010 and 2011, the Company paid $12 million and $6 million in dividends to noncontrolling shareholders in the Cooper Chengshan joint venture, respectively.

Available cash, credit facilities and contractual commitments — At September 30, 2011, the Company had cash and cash equivalents of $91 million.

Domestically, the Company has a revolving credit facility with a consortium of four banks that provides up to $200 million based on available collateral and, in July of 2011, the expiration of this facility was extended until July 2016. The Company also has an accounts receivable securitization facility which was amended in June 2011 to extend the maturity until June 2014. In July 2011, the limit of this facility was increased to $175 million. These credit facilities have no significant financial covenants until available credit is less than specified amounts and at September 30, 2011, were undrawn except for amounts used to back letters of credit. The Company’s additional borrowing capacity, based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at September 30, 2011, was $293 million.

The Company’s consolidated operations in Asia have annual renewable unsecured credit lines that provide up to $350 million of borrowings and do not contain financial covenants. The additional borrowing capacity on the Asian credit lines totaled $231 million as these operations have short-term notes payable of $119 million at September 30, 2011.

The Company believes that available cash from operating cash flows and credit facilities will be adequate to fund its needs, including working capital requirements, projected capital expenditures, including its portion of capital expenditures in partially-owned subsidiaries, and dividend goals.

The Company expects capital expenditures for 2011 to be in the $140 to $160 million range of which approximately $35 million will be in consolidated entities where the Company’s ownership is between 50 and 100 percent.

The following table summarizes long-term debt at September 30, 2011:

Parent company
8% unsecured notes due December 2019	$173.6
7.625% unsecured notes due March 2027	116.9
Capitalized leases and other	9.9

300.4
Consolidated Subsidiaries
6.08% unsecured notes due in 2011	5.5
5.80% to 6.32% unsecured notes due in 2012	20.5
6.10% to 6.40% unsecured notes due in 2014	26.5
2.25% unsecured notes due in 2016	3.3

55.8

Total debt	356.2
Less current maturities	26.6

$329.6

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

Additional Information

Our internet address is http://www.coopertire.com. We webcast our earnings calls and certain events we participate in or host on the investor relations portion of our website, http://coopertire.com/investors.aspx. We also make available on our website free of charge a variety of information for investors. Our goal is to maintain the investor relations portion of the website as a portal through which investors can easily find or navigate to pertinent information about us, including:

•

our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the Securities and Exchange Commission (“SEC”);

•	information on our business strategies, financial results and selected key performance indicators;

•	announcements of our participation at investor conferences and other events;

•	press releases on quarterly earnings, product and service announcements and legal developments;

•	corporate governance information; and

•	other news and announcements that we may post from time to time that investors might find useful or interesting.

The content of our website is not intended to be incorporated by reference into this report or in any other report or document we file with or furnish to the SEC, and any references to our website is intended to be inactive textual references only.

Forward-Looking Statements

This report contains what the Company believes are “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding projections, expectations or matters that the Company anticipates may happen with respect to the future performance of the industries in which the Company operates, the economies of the United States and other countries, or the performance of the Company itself, which involve uncertainty and risk. Such “forward-looking statements” are generally, though not always, preceded by words such as “anticipates,” “expects,” “will, “ “should, “ “believes,” “projects,” “intends,” “plans,” “estimates,” and similar terms that connote a view to the future and are not merely recitations of historical fact. Such statements are made solely on the basis of the Company’s current views and perceptions of future events, and there can be no assurance that such statements will prove to be true. It is possible that actual results may differ materially from those projections or expectations due to a variety of factors, including but not limited to:

•	changes in economic and business conditions in the world;

•	the failure to achieve expected sales levels;

•	the impact of labor problems, including work stoppages at the Company or at one or more of its large customers or suppliers;

•	volatility in raw material and energy prices, including those of rubber, steel, petroleum based products and natural gas and the unavailability of such raw materials or energy sources;

•	consolidation among the Company’s competitors or customers;

•	technology advancements;

•	the failure of the Company’s suppliers to timely deliver products in accordance with contract specifications;

•	changes in interest or foreign exchange rates;

•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons;

•	the impact of reductions in the insurance program covering the principal risks to the Company, and other unanticipated events and conditions;

•	the inability to obtain and maintain price increases to offset higher production or material costs;

•	increased competitive activity including actions by larger competitors or lower-cost producers;

•	the inability to recover the costs to develop and test new products or processes;

•	the risks associated with doing business outside of the United States;

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

Further information covering issues that could materially affect financial performance is contained in the Company’s other periodic filings with the SEC.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at September 30, 2011, from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2010.

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

The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of September 30, 2011 (“Evaluation Date”)). Based on its initial evaluation, the Company’s CEO and CFO concluded that its disclosure controls and procedures were effective as of the Evaluation Date.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

This may also be the result of increased price competition and discounts, resulting in lower margins for the business.

Pricing volatility for raw materials and an inadequate supply of key raw materials could result in increased costs and may affect the Company’s profitability.

The pricing volatility for natural rubber, petroleum-based materials and other raw materials contributes to the difficulty in managing the costs of raw materials. Costs for certain raw materials used in the Company’s operations, including natural rubber, chemicals, carbon black, steel reinforcements and synthetic rubber remain volatile. Increasing costs for raw material supplies will increase the Company’s production costs and affect its margins if the Company is unable to pass the higher production costs on to its customers in the form of price increases. Further, if the Company is unable to obtain adequate supplies of raw materials in a timely manner for any reason, its operations could be interrupted or otherwise adversely affected.

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

Any interruption in the Company’s skilled workforce, including labor disruptions, could impair its operations and harm its earnings and results of operations.

The Company’s operations depend on maintaining a skilled workforce and any interruption of its workforce due to shortages of skilled technical, production or professional workers could interrupt the Company’s operations and affect its operating results. Further, a significant number of the Company’s U.S. and U.K. employees are currently represented by unions. The Company’s labor agreement with the United Steelworkers at the Findlay, Ohio operations expires on October 31, 2011 and the labor agreement with the United Steelworkers at the Texarkana, Arkansas operations expires on January 20, 2012. The labor agreement in Melksham, England expires in March 2012. If the Company fails to extend or renegotiate its collective bargaining agreements with the labor unions on satisfactory terms, or if there were to be a work stoppage or other work disruption, the Company’s business and operating results could suffer.

The Company’s industry is highly competitive, and it may not be able to compete effectively with lower-cost producers and larger competitors.

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

The Company’s ability to competitively source tires can be significantly impacted by changes in tariffs imposed by various governments. Other effects, including impacts on the price of tires, responsive actions from other governments and the opportunity for other low-cost competitors to establish a presence in markets where the Company participates could also have significant impacts on the Company’s results.

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

The Company is facing risks emanating from the enactment of legislation by the U.S. government including the Patient Protection and Affordable Care Act and the related Healthcare and Education Reconciliation Act, which are collectively referred to as healthcare legislation. This major legislation is being enacted over a period of several years and the ultimate cost and the potentially adverse impact to the Company and its employees cannot be quantified at this time.

Compliance with regulatory initiatives could increase the cost of operating the Company’s business.

The Company is subject to federal, state, local and foreign laws and regulations. Compliance with those laws now in effect, or that may be enacted, could require significant capital expenditures, increase the Company’s production costs and affect its earnings and results of operations.

Clean oil directive number 2005/69/EC in the European Union (“EU”) was effective January 1, 2010, and requires all tires manufactured after this date and sold in the EU to use non-aromatic oils. The Company is in compliance with this directive. Additional countries may legislate similar clean oil requirements, which could increase the cost of manufacturing the Company’s products.

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

The Company’s business depends on the continued service of key members of its management. The loss of the services of a significant number of members of its management team could have a material adverse effect on its business. The Company’s future success will also depend on its ability to attract, retain and develop highly skilled personnel, such as engineering, marketing and senior management professionals. Competition for these employees is intense and the Company could experience difficulty from time to time in hiring and retaining the personnel necessary to support its business. If the Company does not succeed in retaining its current employees and attracting new high-quality employees, its business could be materially adversely affected.

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

The Company is largely self-insured against these claims.

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

In February 2008, the Company announced its strategic plan, which contains three imperatives:

Build a sustainable, competitive cost position;

Drive profitable top line growth; and

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

The Company’s strategy includes expanding its global footprint through the use of joint ventures and other partially owned subsidiaries. These entities operate in countries outside of the U.S., are generally less well capitalized than the Company and bear risks similar to the risks of the Company. However, there are specific additional risks applicable to these subsidiaries and these risks, in turn, add potential risks to the Company. Such risks include greater risk of sudden changes in laws and regulations, which could impact their competitiveness, risk of joint venture partners or other investors failing to meet their obligations under related shareholders’ agreements; and risk of being denied access to the capital markets, which could lead to resource demands on the Company in order to maintain or advance its strategy. The Company’s outstanding notes and primary credit facility contain cross default provisions in the event of certain defaults by the Company under other agreements with third parties. For further discussion of access to the capital markets, see also related comments under “The Company has a risk due to volatility of the capital and financial markets.”

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

In connection with its acquisition of a controlling interest in Cooper Chengshan, beginning January 1, 2009, and continuing through December 31, 2011, the noncontrolling shareholders have the right to sell and, if exercised, the Company has the obligation to purchase the original 49 percent at a minimum price of $63 million. In 2009, the Company received notification from one of its noncontrolling shareholders of its intention to exercise its put option and after receiving governmental approvals, the Company purchased the 14 percent share for $18 million on March 31, 2010. The remaining shares may be sold to the Company under the put option through December 31, 2011.

Item 6.	EXHIBITS

(a) Exhibits

(10) (i)	Loan and Security Agreement, dated as of July 27, 2011, by and among Cooper Tire & Rubber Company, Max-Trac Tire Co., Inc., certain financial institutions named therein (as Lenders), Bank of America, N.A. (as Administrative Agent and Collateral Agent), PNC Bank, National Association (as Syndication Agent), Banc of America Securities LLC and PNC Capital Markets LLC (as Joint Book Managers and Joint Lead Arrangers) and JPMorgan Chase Bank, N.A. (as Documentation Agent) is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated August 2, 2011.

(10)(ii)	Fourth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of July 27, 2011, by and among Cooper Tire & Rubber Company, Cooper Receivables LLC, Market Street Funding LLC and PNC Bank, National Association is incorporated herein by reference form Exhibit (10)(ii) of the Company; Form 8-K dated August 2, 2011.

(10)(iii)	Written Description of Changes to Independent Director Compensation and Stock Ownership Guidelines (as approved by the Board of Directors on August 3, 2011).

(10)(iv)	Form of Confidentiality and Non-Compete Agreement for the Cooper Tire & Rubber Company Change in Control Severance Pay Plan.

(31.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)*	XBRL Instance Document

(101.SCH)*	XBRL Taxonomy Extension Schema Document

(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document

(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

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

October 31, 2011

        (Date)