Form 10-K
period 2011-12-31
COOPER TIRE & RUBBER CO
filed 2012-02-27
CIK 24491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2011

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2011 was $1,201,079,855.

The number of shares outstanding of the registrant’s common stock as of January 31, 2012 was 62,302,306.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information from the registrant’s definitive proxy statement for its 2012 Annual Meeting of Stockholders is hereby incorporated by reference into Part III, Items 10 – 14, of this report.

COOPER TIRE & RUBBER COMPANY – FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

PART I

Item 1. BUSINESS

Cooper Tire & Rubber Company with its subsidiaries (“Cooper” or the “Company”) is a leading manufacturer and marketer of replacement tires. It is the fourth largest tire manufacturer in North America and, according to a recognized trade source, the Cooper family of companies is the ninth largest tire company in the world based on sales. Cooper focuses on the manufacture and sale of passenger and light and medium truck replacement tires.

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

Cooper Tire & Rubber Company was incorporated in the state of Delaware in 1930 as the successor to a business originally founded in 1914. Based in Findlay, Ohio, Cooper and its family of companies currently operate 9 manufacturing facilities and 38 distribution centers in 11 countries. As of December 31, 2011, it employed 12,890 persons worldwide.

Business Segments

North American Tire Operations Segment

The North American Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the United States (“U.S.”) replacement market. The segment also distributes tires for racing, medium truck and motorcycles that are manufactured in the Company’s International Tire Operations segment. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not sell its products directly to end users, except through three Company-owned retail stores, and does not currently manufacture or sell a significant number of tires to original equipment manufacturers (“OEMs”).

The segment operates in a highly competitive industry, which includes Bridgestone Corporation, Goodyear Tire & Rubber Company and Groupe Michelin. These competitors are substantially larger than the Company and serve OEMs as well as the replacement tire market. The segment also faces competition from low-cost producers in Asia, Mexico, South America and Central Europe. Some of those producers are foreign subsidiaries of the segment’s competitors in North America. The segment had a market share in 2011 of over 13 percent of all light vehicle replacement tire sales in the U.S. The segment also participates in the U.S. medium truck replacement market. In addition to manufacturing tires in the U.S., the segment has a joint venture manufacturing operation in Mexico, Corporacion de Occidente SA de CV (“COOCSA”). A portion of the products manufactured by the segment are exported throughout the world.

Success in competing for the sale of replacement tires is dependent upon many factors, the most important of which are price, quality, performance, line coverage, availability through appropriate distribution channels and relationships with dealers. Other factors of importance are warranty, credit terms and other value-added programs. The segment has built close working relationships through the years with independent dealers. It believes those relationships have enabled it to obtain a competitive advantage in that channel of the market. As a steadily increasing percentage of replacement tires are sold by large regional and national tire retailers, the segment has increased its penetration of those distribution channels, while maintaining a focus on its traditionally strong network of independent dealers.

The segment’s replacement tire business has a broad customer base that includes purchasers of proprietary brand tires that are marketed and distributed by the Company and private label tires which are manufactured by the Company but marketed and distributed by the Company’s customers. This mix of customers helps to protect the segment from the effects that could result from the loss of a major customer. The segment is the leading supplier of private label tires in the U.S.

Customers place orders on a month-to-month basis and the segment adjusts production and inventory to meet those orders which results in varying backlogs of orders at different times of the year. Tire sales are subject to a seasonal demand pattern. This usually results in the sales volumes being strongest in the third and fourth quarters and weaker in the second and first quarters.

International Tire Operations Segment

The International Tire Operations segment has operations in the United Kingdom (“U.K.”), the Republic of Serbia and the People’s Republic of China (“PRC”). The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for the global market. In late 2011, the Company reached agreement to purchase the assets of a light vehicle tire manufacturing facility in the Republic of Serbia. This transaction was completed in early 2012. The segment’s Cooper Kunshan entity in the PRC currently manufactures light vehicle tires. Under an agreement with the government of the PRC, until May 2012, all of the tires produced at this facility will be exported. The segment also has a joint venture in the PRC, Cooper Chengshan Tire, which manufactures and markets radial and bias medium truck tires as well as passenger and light truck tires for the global market. Only a small percentage of the tires manufactured by the segment are sold to OEMs.

The segment has also established sales, marketing, distribution and research and development capabilities to support the Company’s objectives.

As in North America, the segment operates in a highly competitive industry, which includes Bridgestone Corporation, Goodyear Tire & Rubber Company and Groupe Michelin. These competitors are substantially larger than the Company and serve OEMs as well as the replacement tire market. The segment also faces competition from low-cost producers in certain markets.

Raw Materials

The Company’s principal raw materials include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. The Company acquires its raw materials from various sources around the world to assure continuing supplies for its manufacturing operations and mitigate the risk of potential supply disruptions.

During 2011, the Company experienced higher raw material costs compared to 2010. The pricing volatility of natural rubber and petroleum-based materials contributes to the difficulty in accurately predicting and managing the costs of raw materials.

The Company has a purchasing office in Singapore to acquire natural rubber directly from producers in Southeast Asia. This purchasing operation enables the Company to work directly with producers to continually improve consistency and quality while reducing the costs of materials, transportation and transactions.

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

Working Capital

The Company’s working capital consists mainly of inventory, accounts receivable and accounts payable. These working capital accounts are closely managed by the Company. Inventory balances are primarily valued at a Last In First Out (LIFO) basis for the North American entities and under the first-in first-out (“FIFO”) or average cost method for entities in the International Tire Operations segment. Inventories turn regularly, but balances typically increase during the first half of the year before declining as a result of increased sales in the second half. Accounts receivable and accounts payable are also affected by this business cycle, typically requiring the Company to have greater working capital needs during the second and third quarters. The Company engages in a rigorous credit analysis of its customers and monitors their financial positions. The Company offers incentives to certain customers to encourage the payment of account balances prior to their scheduled due dates.

At December 31, 2011, the Company held cash and cash equivalents of $234 million. The Company’s finished goods inventory at December 31, 2011 is higher than in the prior year as a result of increased units and higher raw material costs. The Company’s inventory levels are within the targeted range to meet projected demand. The mix of inventory is critical to inventory turnover and meeting customer demand.

Research, Development and Product Improvement

The Company directs its research activities toward product development, performance and operating efficiency. The Company conducts extensive testing of current tire lines, as well as new concepts in tire design, construction and materials. During 2011, approximately 56 million miles of tests were performed on indoor test wheels and in monitored road tests. The Company has a tire and vehicle test track in Texas that assists with the Company’s testing activities. Uniformity equipment is used to physically monitor manufactured tires for high standards of ride quality. The Company continues to design and develop specialized equipment to fit the precise needs of its manufacturing and quality control requirements. Research and development expenditures were $35.7 million, $39.7 million and $44.6 million during 2009, 2010 and 2011, respectively.

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

The Company owns and uses tradenames and trademarks worldwide. While the Company believes such tradenames and trademarks as a group are of material importance, the trademarks the Company considers most significant to its business are those using the words “Cooper,” “Mastercraft” and “Avon.” The Company believes all of these significant trademarks are valid and will have unlimited duration as long as they are adequately protected and appropriately used. Certain other tradenames and trademarks are being amortized over the next six to seventeen years.

Seasonal Trends

There is year-round demand for passenger and truck replacement tires, but passenger replacement tire sales are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November.

Environmental Matters

The Company recognizes the importance of compliance in environmental matters and has an organizational structure to supervise environmental activities, planning and programs. The Company also participates in activities concerning general industry environmental matters. The Company’s operations have been recognized with several awards for efforts to improve energy efficiency.

The Company’s manufacturing facilities, like those of the industry generally, are subject to numerous laws and regulations designed to protect the environment. In general, the Company has not experienced difficulty in complying with these requirements and believes they have not had a material adverse effect on its financial condition or the results of its operations. The Company expects additional requirements with respect to environmental matters will be imposed in the future. The Company’s 2011 expense and capital expenditures for environmental matters at its facilities were not material, nor is it expected that expenditures in 2012 for such uses will be material.

Foreign Operations

The Company has a manufacturing facility, a technical center, a distribution center and its European headquarters office located in the U.K. There are five distribution centers and five sales offices in Europe. The Company has a manufacturing facility and a joint venture manufacturing facility, 19 distribution centers, a technical center, two sales offices and an administrative office in the PRC. The Company also has a purchasing office in Singapore. In Mexico, the Company has a joint venture manufacturing facility, a sales office and one distribution center. In late 2011, the Company reached agreement to purchase the assets of a light vehicle tire manufacturing facility in the Republic of Serbia. This transaction was completed in early 2012.

Additional information on the Company’s foreign operations can be found in the “Business Segments” note to the consolidated financial statements.

Available Information

The Company makes available free of charge, on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the U.S. Securities and Exchange Commission (“SEC”). The Company’s internet address is http://www.coopertire.com. The Company has adopted charters for each of its Audit, Compensation and Nominating and Governance Committees, corporate governance guidelines and a code of business ethics and conduct, which are available on the Company’s website and will be available to any stockholder who requests them from the Company’s Director of Investor Relations. The information contained on the Company’s website is not incorporated by reference in this annual report on Form 10-K and should not be considered a part of this report.

Item 1A. RISK FACTORS

Some of the more significant risk factors related to the Company and its subsidiaries follow:

Pricing volatility for raw materials or commodities or an inadequate supply of key raw materials could result in increased costs and may affect the Company’s profitability.

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

In addition, if the price of gasoline increases significantly for consumers, it can affect driving and purchasing habits and impact demand for tires.

The Company is facing heightened risks due to the current business environment.

Current global economic conditions may affect demand for the Company’s products, create volatility in raw material costs and affect the availability and cost of credit. These conditions also affect the Company’s customers and suppliers as well as the ultimate consumer.

Deterioration in the global macroeconomic environment or in specific regions, including Europe, could impact the Company and, depending upon the severity and duration of these factors, the Company’s profitability and liquidity position could be negatively impacted.

The Company’s competitors may also change their actions as a result of changes to the business environment, which could result in increased price competition and discounts, resulting in lower margins for the business.

The Company’s industry is highly competitive, and it may not be able to compete effectively with lower-cost producers and larger competitors.

The replacement tire industry is a highly competitive, global industry. Some of the Company’s competitors are larger companies with greater financial resources. Most of the Company’s competitors have operations in lower-cost countries. Intense competitive activity in the replacement tire industry has caused, and will continue to cause, pressures on the Company’s business. The Company’s ability to compete successfully will depend in part on its ability to balance capacity with demand, leverage global purchasing of raw materials, make required investments to improve productivity, eliminate redundancies and increase production at low-cost, high-quality supply sources. If the Company is unable to offset continued pressures with improved operating efficiencies, its sales, margins, operating results and market share would decline and the impact could become material on the Company’s earnings.

Any interruption in the Company’s skilled workforce, including labor disruptions, could impair its operations and harm its earnings and results of operations.

The Company’s operations depend on maintaining a skilled workforce and any interruption of its workforce due to shortages of skilled technical, production or professional workers, work disruptions, or other events could interrupt the Company’s operations and affect its operating results. Further, a significant number of the Company’s U.S. and U.K. employees are currently represented by unions. The Company’s labor agreement with the United Steelworkers at its Findlay, Ohio operations expired on October 31, 2011, and the Company locked out its unionized workforce at that location on November 28, 2011. The Company’s labor agreement in Melksham, England expires in March 2012. If the Company fails to extend or renegotiate its collective bargaining agreements with the labor unions on satisfactory terms, is unable to resolve the current labor dispute in Findlay or if there were to be an additional work stoppage or other work disruption, the Company’s business and operating results could suffer.

The Company has a risk of exposure to products liability claims which, if successful, could have a negative impact on its financial position, cash flows and results of operations.

The Company’s operations expose it to potential liability for personal injury or death as an alleged result of the failure of or conditions in the products that it designs, manufactures and sells. Specifically, the Company is a party to a number of products liability cases in which individuals involved in motor vehicle accidents seek damages resulting from allegedly defective tires that it manufactured. Products liability claims and lawsuits, including possible class action, may result in material losses in the future and cause the Company to incur significant litigation defense costs. The Company is largely self-insured against these claims. These claims could have a negative effect on the Company’s financial position, cash flows and results of operations.

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

In the event of declines in the market value of the Company’s pension assets or lower discount rates to measure the present value of pension and other postretirement benefit obligations, the Company could experience changes to its Consolidated Balance Sheet or significant cash requirements.

The Company’s results could be impacted by tariffs imposed by the U.S. or other governments on imported tires.

The Company’s ability to competitively source and sell tires can be significantly impacted by changes in tariffs imposed by various governments. Other effects, including impacts on the price of tires, responsive actions from other governments and the opportunity for other low-cost competitors to establish a presence in markets where the Company participates could also have significant impacts on the Company’s results. In September, 2012 a special tariff on light vehicle tires from the PRC to the U.S. is currently scheduled to expire. The Company’s sales and profit in related segments could be significantly impacted.

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

Several countries have or may implement labeling requirements for tires. This legislation could cause the Company’s products to be at a disadvantage in the market place resulting in a loss of market share.

If the Company fails to develop technologies, processes or products needed to support consumer demand it may lose significant market share or be unable to recover associated costs.

The Company’s ability to sell tires may be significantly impacted if it does not develop or make available technologies, processes, or products that competitors may be developing and consumers demanding. This includes but is not limited to changes in the design of and materials used to manufacture tires. Technologies may also be developed by competitors that better distribute tires to consumers, which could affect the Company’s customers.

Additionally, developing new products and technologies requires significant investment and capital expenditures, is technologically challenging and requires extensive testing and accurate anticipation of technological and market trends. If the Company fails to develop new products that are appealing to its customers, or fails to develop products on time and within budgeted amounts, the Company may be unable to recover its product development and testing costs. If the Company cannot successfully use new production or equipment methodologies it invests in, it may also not be able to recover those costs.

The Company may fail to develop or implement information technologies or related systems, resulting in a significant competitive disadvantage.

Successfully competing in the highly competitive tire industry can be impacted by the successful development of information technology. If the Company fails to successfully implement information technology systems it may be at a disadvantage to its competitors resulting in lost sales and negative impacts on the Company’s earnings.

The Company also can be at risk of legal action, loss of business or other loss if it fails to protect sensitive data or technology systems that help it to operate.

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

The Company has affiliate, subsidiary and joint venture operations worldwide, including in the U.S., the U.K., Europe, Mexico and the PRC. The Company has two manufacturing entities, the Cooper Chengshan joint venture and Cooper Kunshan, in the PRC and has continued to expand operations in that country. The Company has also recently increased its investment in COOCSA, a tire manufacturing entity in Mexico, and has established an operation in Serbia. There are a number of risks in doing business abroad, including political and economic uncertainty, social unrest, sudden changes in laws and regulations, shortages of trained labor and the uncertainties associated with entering into joint ventures or similar arrangements in foreign countries. These risks may impact the Company’s ability to expand its operations in different regions and otherwise achieve its objectives relating to its foreign operations including utilizing these locations as suppliers to other markets. In addition, compliance with multiple and potentially conflicting foreign laws and regulations, import and export limitations and exchange controls is burdensome and expensive. The Company’s foreign operations also subject it to the risks of international terrorism and hostilities and to foreign currency risks, including exchange rate fluctuations and limits on the repatriation of funds.

If the Company is unable to attract and retain key personnel, its business could be materially adversely affected.

The Company’s business depends on the continued service of key members of its management. The loss of the services of a significant number of members of its management team could have a material adverse effect on its business. The Company’s future success will also depend on its ability to attract, retain and develop highly skilled personnel, such as engineering, marketing and senior management professionals. Competition for these employees is intense, especially in the PRC, and the Company could experience difficulty from time to time in hiring and retaining the personnel necessary to support its business. If the Company does not succeed in retaining its current employees and attracting new high-quality employees, its business could be materially adversely affected.

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

The Company routinely evaluates potential acquisitions and may pursue acquisition opportunities, some of which could be material to its business. The Company cannot provide assurance whether it will be successful in pursuing any acquisition opportunities or what the consequences of any acquisition would be. In addition, the Company recently completed the acquisition of a manufacturing facility in Serbia. The Company may encounter various risks in any acquisitions, including:

•	the possible inability to integrate an acquired business into its operations;

•	diversion of management’s attention;

•	loss of key management personnel;

•	unanticipated problems or liabilities; and

•	increased labor and regulatory compliance costs of acquired businesses.

Some or all of those risks could impair the Company’s results of operations and impact its financial condition. The Company may finance any future acquisitions from internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. Acquisitions may involve the expenditure of significant funds and management time. Acquisitions may also require the Company to increase its borrowings under its bank credit facilities or other debt instruments, or to seek new sources of liquidity. Increased borrowings would correspondingly increase the Company’s financial leverage, and could result in lower credit ratings and increased future borrowing costs. These risks could also reduce the Company’s flexibility to respond to changes in its industry or in general economic conditions.

There are risks associated with the Company’s global strategy which includes using joint ventures and partially-owned subsidiaries.

The Company’s strategy includes the use of joint ventures and other partially-owned subsidiaries. These entities operate in countries outside of the U.S., are generally less well capitalized than the Company and bear risks similar to the risks of the Company. However, there are specific additional risks applicable to these subsidiaries and these risks, in turn, add potential risks to the Company. Such risks include greater risk of joint venture partners or other investors failing to meet their obligations under related shareholders’ agreements; conflicts with joint venture partners; the possibility of a joint venture partner taking valuable knowledge from the Company; and risk of being denied access to the capital markets, which could lead to resource demands on the Company in order to maintain or advance its strategy. The Company’s outstanding notes and primary credit facility contain cross default provisions in the event of certain defaults by the Company under other agreements with third parties. For further discussion of access to the capital markets, see also related comments under “The Company has a risk due to volatility of the capital and financial markets.”

The Company’s operations in the PRC have been financed in part using multiple loans from several lenders to finance facility construction, expansions and working capital needs. These loans are generally for terms of three years or less. Therefore, debt maturities occur frequently and access to the capital markets is crucial to their ability to maintain sufficient liquidity to support their operations.

If the price of energy sources increases, the Company’s operating expenses could increase significantly or the demand for the Company’s products could be affected.

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

The Company’s manufacturing facilities are subject to numerous federal, state, local and foreign laws and regulations designed to protect the environment, and the Company expects that additional requirements with respect to environmental matters will be imposed on it in the future. Material future expenditures may be necessary if compliance standards change, if material unknown conditions that require remediation are discovered, or if required remediation of known conditions becomes more extensive than expected. If the Company fails to comply with present and future environmental laws and regulations, it could be subject to future liabilities or the suspension of production, which could harm its business or results of operations. Environmental laws could also restrict the Company’s ability to expand its facilities or could require it to acquire costly equipment or to incur other significant expenses in connection with its manufacturing processes.

The Company is facing risks relating to enactment of healthcare legislation.

The Company is facing risks emanating from the enactment of legislation by the U.S. government including the Patient Protection and Affordable Care Act and the related Healthcare and Education Reconciliation Act, which are collectively referred to as healthcare legislation. This major legislation is being implemented over a period of several years and the ultimate cost and the potentially adverse impact to the Company and its employees cannot be quantified at this time.

The Company may not be able to protect its intellectual property rights adequately.

The Company’s success depends in part upon its ability to use and protect its proprietary technology and other intellectual property, which generally covers various aspects in the design and manufacture of its products and processes. The Company owns and uses tradenames and trademarks worldwide. The Company relies upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements and patent, copyright and trademark laws to protect its intellectual property rights. The steps the Company takes in this regard may not be adequate to prevent or deter challenges, reverse engineering or infringement or other violations of its intellectual property, and the Company may not be able to detect unauthorized use or take appropriate and timely steps to enforce its intellectual property rights. In addition, the laws of some countries may not protect and enforce the Company’s intellectual property rights to the same extent as the laws of the U.S. Further we believe that we have rights to use all intellectual property in the Company’s use if the Company is found to infringe on the rights of others it could be adversely impacted.

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

The Company has $239 million of net deferred tax assets recorded on the balance sheet at December 31, 2011. The Company maintains a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” on a portion of its deferred tax asset position. The valuation allowance will be maintained as long as it is more likely than not that some portion of the deferred tax asset may not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the U.S., the Company has recorded significant deferred tax assets, the largest of which relate to products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. In the fourth quarter of 2012 the Company released most of its valuation allowance on U.S. deferred tax assets. Based upon this assessment, the Company maintains a valuation allowance for the portion of its U.S. deferred tax assets primarily associated with a capital loss carryforward. In addition, the Company has recorded valuation allowances for deferred tax assets primarily associated with losses in non-U.S. subsidiaries. The Company’s assessment is based on certain assumptions and adverse conditions could have a negative impact on the Company’s operating results or financial position.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

As shown in the following table, at December 31, 2011 the Company maintained 68 manufacturing, distribution, retail stores and office facilities worldwide. The Company owns a majority of the manufacturing facilities while some manufacturing, distribution and office facilities are leased.

	North American Tire Operations			International Tire Operations
Type of Facility	United States	Mexico		Europe	Asia		Total
Manufacturing	4	1	*	1	2	*	8
Distribution	12	1		6	19		38
Retail Stores	3	—		—	—		3
Technical centers and offices	6	1		7	5		19

Total	25	3		14	26		68

*	This includes a manufacturing facility that is a joint venture.

The Company believes its properties have been adequately maintained, generally are in good condition and are suitable and adequate to meet the demands of each segment’s business.

In late 2011, the Company reached agreement to purchase the assets of a light vehicle tire manufacturing facility in the Republic of Serbia. This transaction was completed in early 2012.

Item 3. LEGAL PROCEEDINGS

The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at December 31, 2011.

On February 2, 2010, in the case of Cates, et al. v. Cooper Tire & Rubber Company, the U.S. District Court for the Northern District of Ohio entered an order approving the settlement agreement negotiated by the parties in April 2009, in its entirety, as being fair, reasonable and adequate and dismissed, with prejudice, the case and a related lawsuit, Johnson, et al. v. Cooper Tire & Rubber Company. The settlement agreement provided for 1) a cash payment of $7 million to the Plaintiffs for reimbursement of costs; and 2) modification to the Company’s approach and costs of providing future health care to specified current retiree groups which resulted in an amendment to the Company’s retiree medical plan.

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

The United Steelworkers International (“USW”) and its Local 207L filed unfair labor practice charges with the National Labor Relations Board (“NLRB”) against the Company. The Union asserts that the unfair labor practices arose during negotiations for a new labor contract at the Company’s Findlay, Ohio facility. The Company also filed unfair labor practice charges against the Union. The Company believes none of the charges by the Union have merit, but that facts support the Company’s charges against the Union.

Item 4. RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and all positions and offices held by all executive officers of the Company are as follows:

Name	Age	Executive Office Held	Business Experience
Roy V. Armes	59	Chairman of the Board, President, Chief Executive Officer and Director	Chairman of the Board since December 2007, President, Chief Executive Officer and Director since January 2007.

Brenda S. Harmon	60	Senior Vice President and Chief Human Resources Officer	Senior Vice President, Chief Human Resources Officer since December 2009. Previously Owner of Harmon Consulting Services since November 2008. Vice President – Human Resources of Contech Construction Products, Inc., a privately held construction products and environmental solutions company from 2004 to 2008.

Bradley E. Hughes	50	Vice President and Chief Financial Officer

Vice President and Chief Financial Officer since November 2009. Previously Global Product Development Controller with Ford Motor Corporation, an automobile manufacturer, since 2008; Finance Director, Ford South America Operations from 2005 to

2008.

Harold C. Miller	59	Vice President and President International Tire Operations	Vice President since March 2002.

Christopher E. Ostrander	43	Vice President and President, North American Tire Operations	Vice president since January 2011. Previously Vice President and General Manager of the Torque Control Products Division at Eaton Corporation from 2008 to 2010; General Manager from 2007 to 2008; Multi-Business Unit Manager from 2006 to 2007.

Stephen Zamansky	41	Vice President, General Counsel and Secretary	Vice President, General Counsel & Secretary since April 2011. Previously Senior Vice President, General Counsel & Secretary of Trinity Coal Corporation (now known as Essar Minerals Americas), a privately held mining company, from 2008 to 2011; served as a private consultant in his own consulting practice from 2007 to 2008.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market information

Cooper Tire & Rubber Company common stock is traded on the New York Stock Exchange under the symbol CTB. The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

Year Ended December 31, 2010	High	Low
First Quarter	$21.47	$16.16
Second Quarter	22.40	17.26
Third Quarter	23.21	16.05
Fourth Quarter	24.99	18.72

Year Ended December 31, 2011	High	Low
First Quarter	$26.23	$21.68
Second Quarter	27.73	18.57
Third Quarter	20.92	9.86
Fourth Quarter	15.00	9.64

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

The following chart assumes three hypothetical $100 investments on December 31, 2006, and shows the cumulative values at the end of each succeeding year resulting from appreciation or depreciation in the stock market price, assuming dividend reinvestment.

Total Return To Shareholders

(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE
	Years Ending
Company / Index	Dec07	Dec08	Dec09	Dec10	Dec11
Cooper Tire & Rubber Company	18.42	-60.98	241.72	20.34	-39.09
S&P 500 Index	5.49	-37.00	26.46	15.06	2.11
S&P 500 Auto Parts & Equipment	27.49	-48.66	54.68	42.78	-17.74

	Base	INDEXED RETURNS Years Ending
Company / Index	Period Dec07	Dec07	Dec08	Dec09	Dec10	Dec11
Cooper Tire & Rubber Company	100	118.42	46.21	157.92	190.04	115.75
S&P 500 Index	100	105.49	66.46	84.05	96.71	98.76
S&P 500 Auto Parts & Equipment	100	127.49	65.45	101.24	144.55	118.91

(b)	Holders

The number of holders of record at December 31, 2011 was 2,500

(c)	Dividends

The Company has paid consecutive quarterly dividends on its common stock since 1973. Future dividends will depend upon the Company’s earnings, financial condition and other factors. Additional information on the Company’s liquidity and capital resources can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company’s retained earnings are available for the payment of cash dividends and the purchases of the Company’s shares. Quarterly dividends per common share for the most recent two years were as follows:

	2010		2011
March 31	$0.105	March 31	$0.105
June 30	0.105	June 30	0.105
September 30	0.105	September 30	0.105
December 30	0.105	December 30	0.105

Total:	$0.420	Total:	$0.420

(d)	Issuer purchases of equity securities

There were no repurchases of Company stock during the fourth quarter of the year ended December 31, 2011.

Item 6. SELECTED FINANCIAL DATA

The following Selected Financial Data of the Company reflects its continuing operations after the sale of its automotive operations, known as Cooper-Standard Automotive, Inc., (“CSA”) in a transaction which closed on December 23, 2004 and the sale of the Oliver Rubber Company in a transaction which closed on October 5, 2007.

(Dollar amounts in thousands except for per share amounts)

	Net	Operating	Income (loss) from Continuing Operations Before	Income (loss) from Continuing Operations available to Cooper Tire & Rubber Company	Earnings (Loss) Per Share from Continuing Operations available to Cooper Tire & Rubber Company common stockholders
	Sales	Profit (Loss)	Income taxes	common stockholders	Basic	Diluted
2007	2,932,575	134,392	116,030	91,435	1.48	1.46
2008	2,881,811	(216,633)	(257,775)	(229,383)	(3.88)	(3.88)
2009	2,778,990	156,269	115,523	93,359	1.57	1.54
2010	3,360,984	188,374	159,826	116,331	1.90	1.86
2011	3,927,158	163,301	134,146	253,503	4.08	4.02

		Redeemable
		Noncontrolling			Net Property,
	Stockholders’	Shareholders’	Long-term	Total	Plant &
	Equity	Interests	Debt	Assets	Equipment
2007	826,262	56,686	464,608	2,298,490	992,215
2008	318,246	62,720	325,749	2,042,896	901,274
2009	380,524	83,528	330,971	2,100,340	850,971
2010	523,050	71,442	320,724	2,305,537	852,442
2011	697,890	—	329,496	2,501,005	969,103

				Average
	Capital		Dividends	Common Shares	Number of
	Expenditures	Depreciation	Per Share	(000s)	Employees
2007	140,972	131,007	0.42	61,938	13,355
2008	128,773	138,805	0.42	59,048	13,311
2009	79,333	121,483	0.42	59,439	12,568
2010	119,738	121,785	0.42	61,299	12,898
2011	155,406	121,556	0.42	62,150	—

The Company’s continuing operations recorded an impairment charge during 2008 of $31,340 related to goodwill.

The Company’s continuing operations recorded $76,402, $48,718 and $20,649 of restructuring charges in 2008, 2009 and 2010 respectively, associated with the closures of its Albany, Georgia manufacturing facility and other initiatives as described in Note 17 – Restructuring.

The Company’s continuing operations recorded the partial release of a valuation allowance on deferred tax assets of $167,224 during 2011. The Redeemable noncontrolling shareholders’ interests were moved to Noncontrolling shareholders’ interests in consolidated subsidiaries within Equity at December 31, 2011 when the put option held by the Company’s joint venture partner in Cooper Chengshan Tire expired unexercised.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business of the Company

The Company manufactures and markets passenger car, light and medium truck, motorsport and motorcycle tires which are sold globally, primarily in the replacement tire market to independent tire dealers, wholesale distributors, regional and national retail tire chains and large retail chains that sell tires as well as other automotive products.

The Company continues to face both general industry and company-specific challenges. These include volatile raw material costs, increasing product complexity and pressure from competitors with manufacturing in lower-cost regions. To address these challenges and position the Company for future success, the Company continues to execute towards strategic imperatives outlined in its Strategic Plan. The three strategic imperatives, originally communicated in February 2008, are building a sustainable cost competitive position, driving top-line profitable growth and building bold organizational capabilities and enablers to support strategic goals.

In recent years, the Company expanded operations in what are considered lower-cost countries. These initiatives include the Cooper Kunshan Tire manufacturing operation in the PRC (now fully-owned by the Company), the Cooper Chengshan joint venture in the PRC and a joint venture manufacturing operation in Mexico. Products from these operations provide a lower-cost source of tires for existing markets and have been used to expand the Company’s market share in Mexico and the PRC. In early 2012, the Company completed an asset acquisition to establish a manufacturing facility in Serbia. Through a variety of other projects the Company also has improved the competitiveness of its manufacturing operations in the United States.

The Company continues to develop new products to meet changing demands in the market, including improved fuel efficiency and consumer value. During 2011, among other new products, the Company successfully launched highly rated products in the ultra-high performance and light truck categories. It also grew medium truck tire sales to earn a five percent share of the U.S. market.

The following discussion of financial condition and results of operations should be read together with “Selected Financial Data,” the Company’s consolidated financial statements and the notes to those statements and other financial information included elsewhere in this report.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presents information related to the consolidated results of the operations of the Company, a discussion of past results for both of the Company’s segments, future outlook for the Company and information concerning the liquidity, capital resources and critical accounting policies of the Company. The Company’s future results may differ materially from those indicated in the forward-looking statements. See Risk Factors in Item 1A for information regarding forward-looking statements.

Consolidated Results of Continuing Operations

		%		%
(Dollar amounts in millions except per share amounts)	2009	Change	2010	Change	2011
Revenues:
North American Tire	$2,006.2	20.8%	$2,423.8	17.9%	$2,857.0
International Tire	993.8	28.0%	1,272.2	22.4%	1,557.1
Eliminations	(221.0)	51.6%	(335.0)	45.3%	(486.9)

Net sales	$2,779.0	20.9%	$3,361.0	16.8%	$3,927.2

Operating profit (loss):
North American Tire	$111.0	17.7%	$130.7	-40.8%	$77.4
International Tire	72.8	12.8%	82.1	25.1%	102.7
Eliminations	(1.6)	-81.3%	(0.3)	366.7%	(1.4)
Unallocated corporate charges	(25.9)	-6.9%	(24.1)	-36.1%	(15.4)

Operating profit	156.3	20.5%	188.4	-13.3%	163.3

Interest expense	47.2	-22.5%	36.6	-1.1%	36.2
Interest income	(5.2)	0.0%	(5.2)	-38.5%	(3.2)
Other—net	(1.2)	133.3%	(2.8)	35.7%	(3.8)

Income from continuing operations before income taxes	115.5	38.4%	159.8	-16.1%	134.1
Provision (benefit) for income taxes	0.2	n/m	20.1	-774.1%	(135.5)

Income from continuing operations	115.3	21.2%	139.7	93.0%	269.6
Noncontrolling shareholders’ interests	(31.9)	-26.6%	(23.4)	-31.2%	(16.1)

Income from continuing operations attributable to Cooper Tire & Rubber Company	$83.4	39.4%	$116.3	118.0%	$253.5

Basic earnings per share	$1.57	21.0%	$1.90	114.7%	$4.08

Diluted earnings per share	$1.54	20.8%	$1.86	116.1%	$4.02

2011 versus 2010

Consolidated net sales for 2011 were $3.927 million, $566 million higher than 2010. The increase in net sales was primarily the result of favorable pricing and mix ($543 million). The Company’s unit volumes decreased ($20 million) from 2010. The International Tire Operations segment experienced favorable exchange rates in 2011 ($43 million).

The Company recorded operating profit in 2011 of $163 million, a decrease of $25 million compared with 2010. Improved pricing and mix ($601 million) were offset by higher raw material costs ($670 million). Reduced selling, general and administrative costs ($15 million) primarily reflected lower incentive compensation related expenses when compared with 2010. The non-recurrence of restructuring costs ($21 million), decreased products liability costs ($12 million) and inclusion of COOCSA operating profit ($9 million) in the North American Tire Operations segment improved operating profit. Unit volumes decreased ($2 million) and other operating costs, including currency impact, were unfavorable ($7 million) from 2010.

Manufacturing efficiencies decreased $3 million when compared with 2010. 2011 includes $11 million of cost during the fourth quarter related to the labor issues at the Findlay, Ohio manufacturing facility. The Company incurred $3 million in additional costs to mobilize and train a temporary workforce and $8 million of costs for the reduced unit volume as production was ramped up at the Findlay location. Exclusive of the labor issues, manufacturing efficiencies would have improved $8 million from 2010.

The Company experienced significant increases in the costs of certain of its principal raw materials during 2011 compared with 2010 levels. While raw material costs did begin to stabilize in the 4th quarter, they were volatile throughout the year and remained at elevated levels relative to historic prices. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based. The increases in the cost of natural rubber and petroleum-based materials were the most significant drivers of higher raw material costs during 2011, which were up $670 million from 2010. Substantially all U.S. inventories have been valued using the last-in, first-out (“LIFO”) method of inventory costing.

The Company strives to assure raw material and energy supply and to obtain the most favorable pricing possible. For natural rubber and natural gas, procurement is managed through a combination of buying forward of production requirements and utilizing the spot market. For other principal materials, procurement arrangements include supply agreements that may contain formula-based pricing based on commodity indices, multi-year agreements or spot purchase contracts. While the Company uses these arrangements to satisfy normal manufacturing demands, volatility in the pricing of these commodities makes it difficult to accurately forecast and manage the costs of raw materials.

Products liability expenses totaled $98 million and $110 million in 2011 and 2010, respectively, and included recoveries of legal fees of $6 million in 2010. During the first quarter of 2010, the Company recorded an additional $22 million for its self-insured portion of a jury verdict in one case. The Company is appealing the decision in that case. The absence of similar discrete items in 2011 is partially offset by continued adjustments to existing reserves based on the Company’s quarterly comprehensive review of outstanding claims. Additional information related to the Company’s accounting for products liability costs appears in the “Critical Accounting Policies” portion of Management’s Discussion and Analysis.

Selling, general and administrative expenses were $201 million (5.1 percent of net sales) in 2011 compared with $212 million (6.3 percent of net sales) in 2010. The decrease was due primarily to reduced incentive compensation and decreases in the accrual for stock-based liabilities. These decreases were partially offset by higher advertising and selling costs to support the effort to grow the Company’s brands in Asia. These costs reduced as a percentage of net sales as a result of the aforementioned net reduction combined with an increase in net sales in 2011.

During 2010, the Company recorded $21 million in restructuring costs related to the closure of its Albany, Georgia manufacturing facility and a personnel reduction at its U.K. location.

Interest expense and interest income have remained consistent with 2010.

Other income increased by $1 million in 2011 compared with 2010, primarily as a result of the change in accounting for COOCSA in 2011. COOCSA was treated as an unconsolidated subsidiary prior to the acquisition of an additional 20 percent ownership in the first quarter of 2011. In connection with its increased investment in COOCSA, the Company recorded a gain of $5 million on its original investment, which represents the excess of the fair value over the carrying value of the investment as of the transaction date. Partially offsetting this gain is the absence of equity investment earnings from COOCSA that are now included as a part of the consolidation, rather than in other income as in 2010.

For the year ended December 31, 2011, the Company recorded an income tax benefit of $135 million on income from continuing operations before income taxes of $134 million, prior to the deduction of noncontrolling shareholders’ interests of $16 million. Excluding the release of the valuation allowance, the Company recorded income tax expense of $32 million. Comparable amounts for 2010 were an income tax expense of $20 million on income from continuing operations before income taxes of $160 million.

Worldwide tax expense for the current year was favorably impacted by the release of most of the U.S. valuation allowance in the amount of $167 million. The Company began to record a valuation allowance against its U.S. net deferred tax assets during the third quarter of 2006. The Company has now concluded that, due to the sustained positive operating performance of the U.S. operations, taxable income in carry back periods and the availability of expected future taxable income, it is more likely than not that the benefit of most of the U.S. deferred tax asset will be realized in support of the release of most of the U.S. valuation allowance. All prior year net operating losses have now been fully utilized. During the fourth quarter of 2011, the Company effectively settled a U.S. tax examination that covered years 2006 – 2010. The settlement resulted in a tax assessment which was offset by previously recorded tax reserves for a net benefit to tax expense of $1 million. In addition tax expense was favorably impacted by the remaining PRC tax holidays of $2 million. All current tax holidays for the PRC operations have now expired. Tax expense was unfavorably impacted by an increase to the non-US valuation allowance relating to increases in certain non-U.S. net deferred tax assets of $2 million.

The Company continues to maintain a valuation allowance against a portion of its U.S. and non-U.S. deferred tax asset position at December 31, 2011, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a capital loss carryforward by a valuation allowance of $20 million. In addition, the Company has recorded valuation allowances of $8 million relating primarily to non-U.S. net operating losses for a total valuation allowance of $28 million. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.

The effects of inflation in areas other than raw materials and utilities did not have a material effect on the results of operations of the Company in 2011.

2010 versus 2009

Consolidated net sales were $582 million higher in 2010 than in 2009. The increase in net sales in 2010 compared to 2009 was primarily the result of favorable pricing and mix ($354 million) and higher unit volumes ($221 million) in both the North American and International Tire Operations segments. The International Tire Operations segment also experienced favorable exchange rates in 2010 ($7 million).

The Company recorded operating profit in 2010 of $188 million, an increase of $32 million compared to 2009. Operating profit increased as a result of favorable pricing and mix ($335 million), higher unit volumes ($71 million) and manufacturing efficiencies ($24 million) in both segments. Additionally, lower production curtailment costs due to better capacity utilization ($47 million) and reduced restructuring costs ($29 million) in the North American Tire Operations segment contributed favorably to the increased profits. Other costs, including distribution and currency impacts, were favorable ($14 million). Partially offsetting these improvements were higher raw material costs in both segments ($463 million) and increased products liability charges ($28 million) recorded in the North American Tire Operations segment.

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

Products liability expenses totaled $110 million and $82 million in 2010 and 2009, respectively. The majority of the increase in products liability expense for the year is due to the Company recording an additional expense of $22 million for its self-insured portion of a jury verdict in one case during the first quarter of 2010. The Company is appealing the decision in that case. The remaining change in the liability primarily results from adjustments to existing reserves based on the Company’s quarterly comprehensive review of outstanding claims.

Selling, general and administrative expenses were $212 million (6.3 percent of net sales) in 2010 compared to $207 million (7.4 percent of net sales) in 2009. The increase in selling, general and administrative expenses in total was due primarily to higher professional service expense, costs associated with the Company’s ERP implementation and costs associated with maintaining the Company’s closed facility in Albany, Georgia. These increases were partially offset by reduced incentive-based compensation. The reduced percent to net sales is a result of the Company effectively controlling its expenses coupled with an increase in net sales in 2010.

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

In the North American Tire Operations segment for 2009 and 2010, the Company recorded $47 million and $20 million, respectively, of net restructuring expense related to the Albany closure. In 2010, restructuring expense included $13 million used for equipment relocation and other costs, $5 million for employee related costs and $2 million to write the Albany land and building down to fair value. In 2009, net restructuring expense included $26 million used for equipment relocation and other costs, $20 million for employee related costs and $1 million to write the Albany land, building and equipment down to fair value. Included in employee related costs were severance and other employee related costs of $15 million, and $5 million of settlement losses partially offset by curtailment gains related to pension benefits. The Company received $3 million in government grant receipts throughout 2009, partially offsetting gross restructuring expense.

The Company has recorded $142 million of costs related to the closure of the Albany manufacturing facility. This amount includes employee related costs of $25 million and equipment related and other costs of $117 million, including impairment losses of $78 million to write the Albany land, building and equipment to fair value.

The land, building and certain manufacturing equipment located at Albany were classified as “assets held for sale” at estimated fair value less costs to sell determined based on a signed Real Estate Purchase Agreement at December 31, 2010. On September 30, 2011, those assets were sold for $8 million, which approximated the carrying value of those assets.

During 2009, the Company also recorded restructuring expenses associated with the closure of three North American distribution centers. The closure of these distribution centers impacted approximately 73 people and had a total cost of $2 million. All of the closures were completed by the end of 2009, with any remaining severance payments made in 2010.

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

North American Tire Operations Segment

		Change			Change
(Dollar amounts in millions)	2009	%		2010	%		2011
Sales	$2,006.2	20.8%		$2,423.8	17.9%		$2,857.0

Operating profit (loss)	$111.0	17.7%		$130.7	-40.8%		$77.4

Operating margin	5.5%	(0.1	) point	5.4%	(2.7	) points	2.7%

United States unit shipments changes:
Passenger tires
Segment		9.4%			-1.0%
RMA members		5.2%			-1.7%
Total Industry		5.9%			-2.5%

Light truck tires
Segment		7.1%			7.5%
RMA members		7.5%			1.8%
Total Industry		4.8%			-0.1%

Total light vehicle tires
Segment		9.0%			0.4%
RMA members		5.5%			-1.3%
Total Industry		5.7%			-2.2%

Total segment unit sales changes		7.4%			1.3%

The source of this information is the Rubber Manufacturers Association (“RMA”) and internal sources.

Overview

The North American Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also distributes tires for racing, medium truck and motorcycles that are manufactured at the Company’s affiliated operations. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not sell its products directly to end users, except through three Company-owned retail stores, and does not currently manufacture or sell tires for use as original equipment.

2011 versus 2010

Sales

Sales of the North American Tire Operations segment increased by $433 million, or 17.9 percent, compared with 2010 sales. The increase in sales was a result of favorable pricing and mix ($398 million) and increased unit volumes ($35 million). The segment’s total unit sales increased by 1.3 percent over the prior year. In the United States, the segment’s unit shipments of total light vehicle tires increased 0.4 percent in 2011 compared with 2010. This increase compares with a 1.3 percent decrease in total light vehicle shipments experienced by the members of the Rubber Manufacturers Association (“RMA”) and a 2.2 percent decrease in total light vehicle shipments for the total industry (which includes an estimate for non-RMA members). Broadline tires, where the segment has a substantial presence, were weaker relative to other product lines for the industry. The segment was able to offset this weakness with performance above the industry in ultra-high performance, light truck and SUV tires resulting in a volume increase compared to industry shipments. Medium truck tire shipments of the Roadmaster brand, which are excluded from light vehicle shipments, were also strong during the year, up 34.8 percent compared with 2010.

Operating Profit

North American Tire segment operating profit decreased $53 million in 2011 compared to 2010. Improved pricing and mix ($308 million) only partially offset higher raw material costs ($410 million). Increased unit volumes ($3 million), the non-recurrence of restructuring costs ($20 million), decreased products liability charges ($13 million) and decreased selling, general and administrative costs, reflecting primarily lower incentive compensation expenses ($9 million), contributed favorably to the segment’s operating profit for 2011. The inclusion of COOCSA as a wholly consolidated entity added to operating profit ($9 million). Other operating costs were higher ($4 million) compared to 2010.

Manufacturing efficiencies increased $1 million when compared with 2010, including $11 million of cost during the fourth quarter related to the labor issues at the Findlay, Ohio manufacturing facility. The Company incurred $3 million in additional costs to mobilize and train a temporary workforce and $8 million of costs for the reduced unit volume as production was ramped up at the Findlay location. Exclusive of the labor issues, manufacturing efficiencies improved $12 million from 2010.

The North American Tire Operations segment continued to experience significant increases in the costs of certain of its raw materials in 2011 compared with 2010 levels. The segment’s internally calculated average raw material index of 259 during the year was an increase of 32 percent from 2010. During the third quarter of 2011 the raw material index reached an all time high of 276.

2010 versus 2009

Sales of the North American Tire Operations segment increased $418 million, or 20.8 percent from the sales levels achieved in 2009. The increase in sales was a result of favorable pricing and mix ($259 million) and higher unit volumes ($159 million). In the U.S., the segment’s unit shipments of total light vehicle tires increased 9.0 percent in 2010 from 2009. The increase exceeded the 5.5 percent increase in total light vehicle shipments experienced by the members of the RMA, and also exceeded the 5.7 percent increase in total light vehicle shipments experienced for the total industry (which includes an estimate for non-RMA members). This improvement occurred across nearly all product segments as the Company was able to significantly increase market share.

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

The segment’s internally calculated raw material index of 196 during the year was an increase of 30 percent from 2009.

During 2010, the North American Tire Operations segment recorded restructuring charges of $20 million related to the Company’s decision to close its Albany, Georgia manufacturing facility. During 2009, the North American Tire Operations segment recorded restructuring expense of $48 million related to the Albany manufacturing facility and the decisions to close three distribution centers. See the discussion of these initiatives in the Restructuring section.

International Tire Operations Segment

		Change			Change
(Dollar amounts in millions)	2009	%		2010	%		2011
Sales	$993.8	28.0%		$1,272.2	22.4%		$1,557.1
Operating profit	$72.8	12.8%		$82.1	25.1%		$102.7
Operating margin	7.3%	(0.8	) points	6.5%	0.1	point	6.6%
Unit sales change		13.8%			-5.8%

Overview

The International Tire Operations segment has affiliated operations in the U.K. and the PRC. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for the global market. The Cooper Chengshan Tire joint venture manufactures and markets radial and bias medium truck tires as well as passenger and light truck tires for the global market. Cooper Kunshan Tire currently manufactures light vehicle tires and under an agreement with the government of the PRC, these tires will be exported to markets outside of the PRC until May 2012. Only a small percentage of the tires manufactured by the segment are sold to OEMs. In late 2011, the Company reached agreement to purchase the assets of a light vehicle tire manufacturing facility in the Republic of Serbia. This transaction was completed in early 2012.

2011 versus 2010

Sales

Sales of the International Tire Operations segment increased by $285 million, or 22.4 percent, from the sales levels achieved in 2010. The increase in sales was a result of favorable pricing and mix ($319 million), partially offset by decreased unit volumes ($77 million). The segment also experienced favorable exchange rates in 2011($43 million). Intercompany unit volumes decreased in 2011 as the Company continued to manage its inventory levels to properly reflect global market demand. The ongoing exit from bias tire production also contributed to the decreased unit volume, as the Company continued to focus on producing a more premium mix of product. The segment was successful in increasing sales of Cooper Brand tires in the Chinese market, where it increased volumes by nearly 80 percent from 2010 levels.

Operating Profit

International Tire operating profit was $21 million higher than in 2010. The increase in operating profit was due to improved pricing and mix ($294 million) partially offset by higher raw material costs ($260 million), decreased unit volumes ($4 million), higher manufacturing costs ($4 million) and increased selling, general and administrative costs ($3 million). Other operating costs decreased operating profit ($3 million).

The International Tire Operations segment experienced significant increases in the costs of certain of its raw materials in 2011 as compared to 2010, consistent with those experienced in the North American Tire Operations segment. Raw material costs per unit sold have increased 33 percent for 2011 as compared to 2010. For inventory valuation, the segment uses FIFO and the average cost methods which are different than the North American segment and results in a longer lag between moves in the spot prices of commodities and the impact on financial statements.

2010 versus 2009

Sales of the International Tire Operations segment increased $278 million, or 28.0 percent, from the sales levels achieved in 2009. Contributing to the increase in sales were higher unit volumes ($176 million), primarily from the Company’s operations in Asia, favorable pricing and mix ($95 million) and favorable foreign exchange rates ($7 million). Despite the increase in unit volumes, the segment was able to actively reduce production of certain lower margin tires, including bias products.

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

Discontinued Operations

In 2003 the Company initiated bilateral Advance Pricing Agreement (“APA”) negotiations with the Canadian and U.S. governments to change its intercompany transfer pricing process between a formerly owned subsidiary, Cooper-Standard Automotive, Inc., (“CSA”) and its Canadian affiliate. The governments settled the APA in 2009 and on August 3, 2009, Cooper-Standard Holdings Inc. filed a Bankruptcy petition. On August 19, 2009, the Company filed an action in the United States Bankruptcy Court, District of Delaware, in response to the tax refunds owed to the Company pursuant to the September 16, 2004 sale agreement of CSA for pre-disposition periods ending December 23, 2004. On March 17, 2010, the Company entered into a settlement agreement to resolve the subject proceedings, which became non-appealable on April 29, 2010. Pursuant to the settlement agreement, CSA paid the Company approximately $17,639, in addition to the resolution of other contingent liabilities between the parties. Based upon the settlement, the Company released liabilities recorded on its books relating to the disposition of CSA in the amount of $7,400 through Discontinued Operations, net of the tax impact, in the quarter ended June 30, 2010. There has been no activity relating to this item in 2011.

The following table provides details of the Company’s discontinued operations:

	2009	2010
Income (loss) related to former automotive operations, net of tax	$(31.4)	$24.1

Income (loss) from Oliver Rubber subsidiary, net of tax	(0.3)	—

	$(31.7)	$24.1

Outlook for the Company

For 2012, the Company expects uncertainty to persist in the global economic environment. Demand for tires will vary by region and likely remain sluggish compared to historical growth rates. Demand in mature tire markets historically grows in a range of 1 to 3 percent, while developing markets including the PRC will be higher. Through its actions to launch new products and deliver exceptional value, the Company expects to exceed industry growth rates. Potential for higher volume growth exists as pent-up demand for replacement tires has continued to build. It is difficult to accurately predict when and how that demand will manifest.

The Company expects raw material costs to remain at elevated levels. The industry has demonstrated an ability to price to help offset raw material cost volatility, but these price changes typically lag the raw material cost changes.

Products liability expense is expected to be moderately higher in 2012 than 2011. This is the result of increases in legal expenses due to a more active trial docket and other activities in the coming year and increased charges to reserves consistent with the Company’s long-term trend for products liability.

The Company will also continue investing in the business and expects capital expenditures for 2012 to total $180 million to $210 million. This includes investments in an ERP system and investments to ramp up production at the Serbian plant acquired in early 2012.

The Company expects its effective tax rate for 2011 will most likely be between 26 percent and 34 percent.

If the company fails to reach a resolution with USW 207L at the Findlay, Ohio plant for an extended period, it will have a negative impact on the Company’s earnings.

The Company’s record of achievements gives it confidence that it can successfully compete in a volatile economy and industry. The Company’s focus in 2012 will continue to be guided by its Strategic Plan which calls for achieving profitable top line growth, improving its global cost structure and improving organizational capabilities. The Company is optimistic about its future and confident that successfully implementing this plan will drive increased shareholder value.

Liquidity and Capital Resources

Generation and uses of cash—Net cash provided by operating activities of continuing operations was $125 million in 2011, a decrease of $32 million from 2010. During 2011, net income attributable to continuing operations provided $270 million and other non-cash charges totaled $49 million. Partially offsetting these sources of cash were changes in working capital accounts which consumed $193 million. Inventory balances have increased from prior year levels as a result of higher finished goods unit levels and higher raw material costs. Accounts payable balances have decreased as a result of lower raw material purchases during the fourth quarter of 2011.

Net cash used in investing activities during 2011 reflects capital expenditures of $155 million, an increase of $35 million from 2010. During 2011, the Company spent $41 million related to the implementation of its global ERP system. During the first quarter of 2011, the Company invested $17 million to increase its ownership percentage in COOCSA to approximately 58 percent, and because of the increase in voting rights, now consolidates the results of those operations.

The Company’s capital expenditure commitments at December 31, 2011 were $28 million and are included in the “Unconditional purchase” line of the Contractual Obligations table which appears later in this section. At December 31, 2011, the Company also had an agreement to purchase the assets of a light vehicle tire manufacturing facility in the Republic of Serbia. These commitments will be satisfied with existing cash and cash flows from operations in early 2012.

During 2011 the Company’s long-term debt increased as a result of notes issued in the PRC and amounts borrowed in Mexico. In 2011, the Company paid $117 million to purchase the remaining 50-percent ownership interest in Cooper Kunshan. In 2010, the Company’s Cooper Kunshan operations received capital contributions from the joint venture partner at the time. Also in 2010, the Company paid $18 million to purchase an additional 14-percent interest in its Cooper Chengshan joint venture, increasing its ownership share to 65 percent. In December 2009, the Company repaid $97 million of its Senior Notes.

Dividends paid on the Company’s common shares were $26 million in each of 2011 and 2010 compared to $25 million in 2009. The Company has maintained a quarterly dividend of 10.5 cents per share in each quarter during the three years ending December 31, 2011. The Company also paid $6 million and $12 million in dividends to noncontrolling shareholders in the Cooper Chengshan joint venture in 2011 and 2010, respectively.

During 2011, stock options were exercised to acquire 315,785 shares of common stock and the Company recorded $0.4 million of excess tax benefits on equity instruments. During 2010, stock options were exercised to acquire 508,044 shares of common stock and the Company recorded $3 million of excess tax benefits on equity instruments. During 2009, stock options were exercised to acquire 26,230 shares of common stock and the Company recorded $1.9 million of excess tax benefits on equity instruments.

Available cash, credit facilities and contractual commitments—At December 31, 2011, the Company had cash and cash equivalents totaling $234 million.

Domestically, the Company has a revolving credit facility with a consortium of four banks that provides up to $200 million based on available collateral. In July of 2011, the expiration of the facility was extended until July 2016. The Company also has an accounts receivable securitization facility which was amended in June 2011 to extend the maturity until June 2014. In July 2011, the limit of this facility was increased to $175 million. These credit facilities have no significant financial covenants until available credit is less than specified amounts. At December 31, 2011, the Company was in compliance with all financial covenants and the credit facilities were undrawn except for amounts used to back letters of credit. The Company’s additional borrowing capacity, based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at December 31, 2011, was $293 million.

The Company’s consolidated operations in Asia have annual renewable unsecured credit lines that provide up to $428 million of borrowings and do not contain financial covenants. The additional borrowing capacity on the Asian credit lines, based on eligible collateral and the short-term notes payable, totaled $240 million at December 31, 2011.

The Company believes that available cash from operating cash flows and credit facilities will be adequate to fund its needs, including working capital requirements, projected capital expenditures, including its portion of capital expenditures in partially-owned subsidiaries, and dividend goals. The long-term debt due within one year and the entire amount of short-term notes payable outstanding at December 31, 2011 is primarily debt of consolidated subsidiaries. The Company expects its subsidiaries to refinance or pay these amounts during 2012.

The Company established a $1.2 billion universal shelf registration in 1999 in connection with an acquisition. Fixed rate debt of $800 million was issued pursuant to the shelf registration in December 1999 to fund the acquisition. The remaining $400 million available under the shelf registration continues to be available at December 31, 2011. Securities that may be issued under this shelf registration include debt securities, preferred stock, fractional interests in preferred stock represented by depositary shares, common stock and warrants to purchase debt securities, common stock or preferred stock.

In connection with its acquisition of Cooper Chengshan, beginning January 1, 2009 and continuing through December 31, 2011, the noncontrolling shareholders had the right to sell and, if exercised, the Company had the obligation to purchase, the remaining 49 percent noncontrolling interest share at a minimum price of $63 million. In 2009, the Company received notification from a noncontrolling shareholder of its intention to exercise its put option and after receiving governmental approvals in 2010, the Company purchased the 14 percent share for $18 million. The remaining noncontrolling shareholder had the right to sell its 35 percent share to the Company at a minimum price of $45 million. This right expired on December 31, 2011.

The Company’s cash requirements relating to contractual obligations at December 31, 2011 are summarized in the following table:

(Dollar amounts in thousands)	Payment Due by Period
		Less than			After
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$340,833	$20,599	$26,528	$3,248	$290,458
Capital lease obligations and other	9,862	600	1,200	1,200	6,862
Interest on debt and capital lease obligations	254,132	25,219	48,701	46,383	133,829
Operating leases	108,388	23,144	28,613	22,195	34,436
Notes payable (a)	131,651	131,651	—	—	—
Unconditional purchase (b)	161,830	161,830	—	—	—
Commitment to acquire assets in the Republic of Serbia	16,450	16,450	—	—	—
Postretirement benefits other than pensions (c)	311,069	17,802	35,721	37,278	220,268
Pensions	360,632	45,000	100,000	100,000	115,632
Other long-term liabilities (d)	168,703	—	103,946	49,985	14,772

Total contractual cash obligations	$1,863,550	$442,295	$344,709	$260,289	$816,257

(a)	Financing obtained from financial institutions in the PRC and Mexico to support the Company’s operations there.
(b)	Noncancelable purchase order commitments for capital expenditures and raw materials, principally natural rubber, made in the ordinary course of business.
(c)	Represents both the current and long-term portions of postretirement benefits other than pensions liability.
(d)	Products liability, nonqualified benefit plans, warranty reserve and other non-current liabilities.

Credit agency ratings – Standard & Poor’s has rated the Company’s long-term corporate credit and senior unsecured debt at BB- with a positive outlook. Moody’s Investors Service has assigned a B1 corporate family rating and a B2 rating to senior unsecured debt.

New Accounting Standards

For a discussion of recent accounting pronouncements and their impact on the Company, see the “Significant Accounting Policies—Accounting pronouncements” note to the consolidated financial statements.

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

The fact that the Company is a defendant in products liability lawsuits is not surprising given the current litigation climate, which is largely confined to the U.S. However, the fact that the Company is subject to claims does not indicate that there is a quality issue with the Company’s tires. The Company sells approximately 30 to 40 million passenger, light truck, SUV, radial medium truck and motorcycle tires per year in North America. The Company estimates that approximately 300 million Cooper-produced tires – made up of thousands of different specifications – are still on the road in North America. While tire disablements do occur, it is the Company’s and the tire industry’s experience that the vast majority of tire failures relate to service-related conditions which are entirely out of the Company’s control – such as failure to maintain proper tire pressure, improper maintenance, road hazard and excessive speed.

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

During 2011, the Company increased its products liability reserve by $67 million. The addition of another year of self-insured incidents accounted for $42 million of this increase. The Company revised its estimates of future settlements for unasserted and premature claims. These revisions increased the reserve by $13 million. Finally, changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $12 million.

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

During 2010, the Company paid $46 million and during 2011, the Company paid $50 million to resolve cases and claims. The Company’s products liability reserve balance at December 31, 2010 totaled $191 million (current portion of $42 million). At December 31, 2011, the products liability reserve balance totaled $207 million (current portion of $58 million).

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

Products liability costs totaled $82 million, $110 million and $98 million in 2009, 2010 and 2011, respectively, and include recoveries of legal fees of $3 million and $6 million 2009 and 2010, respectively. Insurance policies applicable to claims occurring on April 1, 2003, and thereafter, do not provide for recovery of legal fees.

Income Taxes – The Company is required to make certain estimates and judgments to determine income tax expense for financial statement purposes. These estimates and judgments are made in the calculation of tax credits, tax benefits and deductions (such as the U.S. tax incentive for domestic manufacturing activities) and in the calculation of certain tax assets and liabilities which arise from differences in the timing of the recognition of revenue and expense for tax and financial statement purposes. Changes to these estimates may result in an increase or decrease to tax expense in subsequent periods.

The Company must assess the likelihood that it will be able to recover its deferred tax asset. A valuation allowance is required pursuant to Accounting Standards Codification (“ASC”) when, based upon an assessment which is largely dependent upon objectively verifiable evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the event there is a change in circumstances in the future which would affect the utilization of these deferred tax assets, tax expense in that accounting period would be adjusted by the amount of the assets then deemed to be realizable.

During 2011, the Company released the valuation allowance that was previously established related to most of its deferred tax assets in the United States, based upon its assessment of realizability of those assets. The Company continues to maintain a valuation allowance against a portion of its U.S. and non-U.S. deferred tax asset position at December 31, 2011, as it cannot assure the utilization of these assets before they expire. In the U.S. the Company has offset a portion of its deferred tax asset relating primarily to a capital loss carryforward by a valuation allowance of $20 million. In addition, the Company has recorded valuation allowances of $8 million relating primarily to non-U.S. net operating losses for a total valuation allowance of $28 million. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.

The Company applies the rules under ASC 740-10 in its Accounting for Uncertainty in Income Taxes for uncertain tax positions using a “more likely than not” recognition threshold. Pursuant to these rules, the Company will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company’s estimate of the ultimate amount to be sustained if audited by the taxing authority. The Company’s liability for unrecognized tax benefits for permanent and temporary book/tax differences for continuing operations, exclusive of interest, totaled approximately $1 million at December 31, 2011. In accordance with Company policy, the liability relating to pre-2011 years was released or reclassified following the effective settlement of a U.S. federal income tax examination for pre-2011 years and the net result including estimated interest, net of prior year refunds, is reflected as an income tax receivable in the amount of $5 million.

Impairment of long-lived assets – The Company’s long-lived assets include property, plant and equipment and other assets that are intangible. If an indicator of impairment exists for certain groups of property, plant and equipment or definite-lived intangible assets, the Company will compare the forecasted undiscounted cash flows attributable to the assets to their carrying values. If the carrying values exceed the undiscounted cash flows, the Company then determines the fair values of the assets. If the carrying values exceed the fair values of the assets, then an impairment charge is recognized for the difference.

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

Pension and postretirement benefits – The Company has recorded significant pension liabilities in the U.S. and the U.K. and other postretirement benefit liabilities in the U.S. that are developed from actuarial valuations. The determination of the Company’s pension liabilities requires key assumptions regarding discount rates used to determine the present value of future benefits payments, expected returns on plan assets and the rates of future compensation increases. The discount rate is also significant to the development of other postretirement benefit liabilities. The Company determines these assumptions in consultation with its investment advisors and actuaries.

The discount rate reflects the rate used to estimate the value of the Company’s pension and other postretirement liabilities for which they could be settled at the end of the year. When determining the discount rate, the Company discounted the expected pension disbursements over the next fifty years using the Principal Financial Group’s Pension Discount Yield Curve. Based upon this analysis, the Company used a discount rate of 4.80 percent to measure its U.S. pension liabilities at December 31, 2011, which is lower than the 5.35 percent used at December 31, 2010. The Company used the Citigroup Pension Discount Liability Index yield curve rates to measure its other postretirement benefit liabilities. At December 31, 2011, the Company used a rate of 4.15 percent which is lower than the 5.20 percent used at December 31, 2010. A similar analysis was completed in the U.K. and the Company decreased the discount rate used to measure its U.K. pension liabilities to 4.85 percent at December 31, 2011 from 5.5 percent at December 31, 2010.

The rate of future compensation increases is used to determine the future benefits to be paid for salaried and non-bargained employees, since the amount of a participant’s pension is partially attributable to the compensation earned during his or her career. The rate reflects the Company’s expectations over time for salary and wage inflation and the impacts of promotions and incentive compensation, which is typically tied to profitability. Effective July 1, 2009, the Company froze the Spectrum (salaried employees) Plan in the U.S. so this assumption is not applicable to valuing the pension liability. In the U.K., the Company used 3.0 percent for the estimated future compensation increase at December 31, 2011 compared to a rate of 3.4 percent at December 31, 2010.

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

The Company’s current asset allocation for U.S. plans’ assets is 61 percent in equity securities and 37 percent in debt securities. The Company investment strategy is to match assets to the cash flows of the pension obligations. The Company’s investment policy for U.K. plan assets is to maintain an allocation of 60 percent in equity securities, 20 percent in fixed income securities and 20 percent in property and infrastructure funds. Equity security investments are structured to achieve a balance between growth and value stocks. The Company determines the annual rate of return on pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio. This computed rate of return is reviewed by the Company’s investment advisors and actuaries. Industry comparables and other outside guidance is also considered in the annual selection of the expected rates of return on pension assets.

The actual return on U.S. pension plans’ assets approximated 0.40 percent in 2011 compared to an asset gain of approximately 11.3 percent in 2010. The actual return on U.K. pension plan assets approximated 0.22 percent in 2011 compared to an asset gain of 13.5 percent in 2010. The Company’s estimate for the expected long-term return on its U.S. plan assets used to derive 2010 and 2011 pension expense was 8.50 percent and 7.75 percent, respectively. The expected long-term return on U.K. plan assets used to derive the 2010 and 2011 pension expense was 7.50 percent and 7.10 percent, respectively.

The Company has accumulated net deferred losses resulting from the shortfalls and excesses in actual returns on pension plan assets from expected returns and, in the measurement of pensions and other postretirement liabilities, decreases and increases in the discount rate and the rate of future compensation increases and differences between actuarial assumptions and actual experience totaling $672.8 million at December 31, 2011. These amounts are being amortized in accordance with the corridor amortization requirements of U.S. GAAP over periods ranging from 10 years to 15 years. Amortization of these net deferred losses was $33 million in 2010 and $35 million in 2011.

The Company has implemented household caps on the amounts of retiree medical benefits it will provide to certain retirees. The caps do not apply to individuals who retired prior to certain specified dates. Costs in excess of these caps will be paid by plan participants. The Company implemented increased cost sharing in 2004 in the retiree medical coverage provided to certain eligible current and future retirees. Since then cost sharing has expanded such that nearly all covered retirees pay a charge to be enrolled. See Item 1A. Risk Factors – “The Company’s expenditures for pension and postretirement obligations could be materially higher than it has predicted if its underlying assumptions prove to be incorrect.”

In accordance with U.S. GAAP, the Company recognizes the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of its pension and other postretirement benefit (“OPEB”) plans and the net unrecognized actuarial losses and unrecognized prior service costs in the consolidated balance sheets. The unrecognized actuarial losses and unrecognized prior service costs (components of cumulative other comprehensive loss in the stockholders’ equity section of the balance sheet) will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit costs in the same periods will be recognized as a component of other comprehensive income.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to fluctuations in interest rates and currency exchange rates from its financial instruments. The Company actively monitors its exposure to risk from changes in foreign currency exchange rates and interest rates. Derivative financial instruments are used to reduce the impact of these risks. See the “Significant Accounting Policies—Derivative financial instruments” and “Fair Value of Financial Instruments” notes to the consolidated financial statements for additional information.

The Company has estimated its market risk exposures using sensitivity analysis. These analyses measure the potential loss in future earnings, cash flows or fair values of market sensitive instruments resulting from a hypothetical ten percent change in interest rates or foreign currency exchange rates.

A decrease in interest rates by ten percent of the actual rates would have adversely affected the fair value of the Company’s fixed-rate, long-term debt by approximately $17 million at December 31, 2010 and December 31, 2011. An increase in interest rates by ten percent of the actual rates for the Company’s floating rate long-term debt obligations would not have been material to the Company’s results of operations and cash flows.

To manage the volatility of currency exchange exposures related to future sales and purchases, the Company first nets the exposures on a consolidated basis to take advantage of natural offsets. Then, for the residual portion, the Company enters into forward exchange contracts and purchases options with maturities of less than 12 months pursuant to the Company’s policies and hedging practices. The changes in fair value of these hedging instruments are offset, in part or in whole, by corresponding changes in the fair value of cash flows of the underlying exposures being hedged. The Company’s unprotected exposures to earnings and cash flow fluctuations due to changes in foreign currency exchange rates were not significant at December 31, 2010 and 2011.

The Company enters into foreign exchange contracts to manage its exposure to foreign currency denominated receivables and payables. The impact from a ten percent change in foreign currency exchange rates on the Company’s foreign currency denominated obligations and related foreign exchange contracts would not have been material to the Company’s results of operations and cash flows.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31

(Dollar amounts in thousands except per share amounts)

	2009	2010	2011
Net sales	$2,778,990	$3,360,984	$3,927,158
Cost of products sold	2,359,963	2,940,283	3,562,813

Gross profit	419,027	420,701	364,345
Selling, general and administrative	206,990	211,678	201,044
Restructuring	48,718	20,649	—
Settlement of retiree medical case	7,050	—	—

Operating profit	156,269	188,374	163,301
Interest expense	47,211	36,647	36,191
Interest income	(5,193)	(5,265)	(3,190)
Other—net	(1,272)	(2,834)	(3,846)

Income from continuing operations before income taxes	115,523	159,826	134,146
Provision (benefit) for income taxes	231	20,057	(135,457)

Income from continuing operations	115,292	139,769	269,603
Income (loss) from discontinued operations, net of income taxes	(31,653)	24,118	—

Net income	83,639	163,887	269,603
Net income attributable to noncontrolling shareholders’ interests	31,872	23,438	16,100

Net income attributable to Cooper Tire & Rubber Company	$51,767	$140,449	$253,503

Basic earnings per share:
Income from continuing operations available to Cooper Tire & Rubber Company common stockholders	$1.57	$1.90	$4.08
Income (loss) from discontinued operations	(0.53)	0.39	—

Net income available to Cooper Tire & Rubber Company common stockholders	$1.04	$2.29	$4.08

Diluted earnings per share:
Income from continuing operations available to Cooper Tire & Rubber Company common stockholders	$1.54	$1.86	$4.02
Income (loss) from discontinued operations	(0.52)	0.38	—

Net income available to Cooper Tire & Rubber Company common stockholders	$1.02	$2.24	$4.02

See Notes to Consolidated Financial Statements, pages 37 to 66.

CONSOLIDATED BALANCE SHEETS

December 31

(Dollar amounts in thousands)

	2010	2011
ASSETS
Current assets:
Cash and cash equivalents	$413,359	$233,710
Notes receivable	69,547	71,661
Accounts receivable, less allowances of $10,811 in 2010 and $10,622 in 2011	414,149	427,782
Inventories at lower of cost or market:
Finished goods	240,107	294,384
Work in process	26,735	40,899
Raw materials and supplies	119,985	130,110

	386,827	465,393
Other current assets	56,357	65,434

Total current assets	1,340,239	1,263,980
Property, plant and equipment:
Land and land improvements	34,355	32,432
Buildings	320,997	305,581
Machinery and equipment	1,636,700	1,739,241
Molds, cores and rings	232,153	231,824

	2,224,205	2,309,078
Less accumulated depreciation and amortization	1,371,763	1,339,975

Net property, plant and equipment	852,442	969,103
Goodwill	—	18,851
Intangibles, net of accumulated amortization of $24,455 in 2010 and $25,759 in 2011	17,256	17,352
Restricted cash	2,274	2,475
Deferred income tax assets	27,369	197,580
Other assets	65,957	31,664

Total assets	$2,305,537	$2,501,005

See Notes to Consolidated Financial Statements, pages 37 to 66.

CONSOLIDATED BALANCE SHEETS

December 31

(Dollar amounts in thousands, except par value amounts)

(Continued)

December 31	2010	2011
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$146,947	$131,651
Accounts payable	384,464	339,215
Accrued liabilities	152,364	152,306
Income taxes payable	4,601	6,646
Current portion of long-term debt	5,885	21,199

Total current liabilities	694,261	651,017
Long-term debt	320,724	329,496
Postretirement benefits other than pensions	257,657	293,267
Pension benefits	258,321	360,632
Other long-term liabilities	180,082	168,703
Redeemable noncontrolling shareholders’ interests	71,442	—
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued in 2010 and in 2011	87,850	87,850
Capital in excess of par value	61,444	1,042
Retained earnings	1,247,265	1,464,392
Cumulative other comprehensive loss	(468,063)	(520,878)

	928,496	1,032,406
Less: common shares in treasury at cost (26,205,336 in 2010 and 25,551,636 in 2011)	(467,707)	(454,605)

Total parent stockholders’ equity	460,789	577,801
Noncontrolling shareholders’ interests in consolidated subsidiaries	62,261	120,089

Total equity	523,050	697,890

Total liabilities and equity	$2,305,537	$2,501,005

See Notes to Consolidated Financial Statements, pages 37 to 66.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollar amounts in thousands except per share amounts)

		Total Equity
	Redeemable Noncontrolling Shareholders’ Interests	Common Stock $1 Par Value	Capital In Excess of Par Value	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Common Shares in Treasury	Total Parent Stockholders’ Equity	Noncontrolling Shareholders’ Interests in Consolidated Subsidiaries	Total
Balance at January 1, 2009	$62,720	$86,323	$43,764	$1,096,405	$(464,427)	$(492,236)	$269,829	$48,417	$318,246
Net income	30,539			51,767			51,767	1,333	53,100
Other comprehensive income (loss):
Unrecognized postretirement benefits, net of $17,337 tax effect					(4,801)		(4,801)		(4,801)
Currency translation adjustment	208				3,774		3,774	(34)	3,740
Change in the fair value of derivatives and unrealized gain on marketable securities, net of $2,397 tax effect					(4,818)		(4,818)		(4,818)

Comprehensive income	30,747						45,922	1,299	47,221
Accretion of redeemable noncontrolling shareholders’ interests	(9,939)			9,939			9,939		9,939
Issuance of 1,527,778 shares of stock		1,527	20,473				22,000		22,000
Stock compensation plans, including tax benefit of $1,944			6,408	(52)		1,688	8,044		8,044
Cash dividends—$.42 per share				(24,926)			(24,926)		(24,926)

Balance at December 31, 2009	83,528	87,850	70,645	1,133,133	(470,272)	(490,548)	330,808	49,716	380,524

Net income	19,376			140,449			140,449	4,062	144,511
Other comprehensive income (loss):
Unrecognized postretirement benefits, net of $1,488 tax effect					(2,949)		(2,949)		(2,949)
Currency translation adjustment	(521)				5,978		5,978	1,733	7,711
Change in the fair value of derivatives and unrealized gain on marketable securities, net of $206 tax effect					(820)		(820)		(820)

Comprehensive income	18,855						142,658	5,795	148,453
Dividends payable to noncontrolling shareholder	(11,637)
Contribution of noncontrolling shareholder								6,750	6,750
Acquisition of noncontrolling shareholders’ interests	(19,304)		1,384				1,384		1,384
Stock compensation plans, including tax benefit of $3,294			(10,585)	(547)		22,841	11,709		11,709
Cash dividends—$.42 per share				(25,770)			(25,770)		(25,770)

Balance at December 31, 2010	$71,442	$87,850	$61,444	$1,247,265	$(468,063)	$(467,707)	$460,789	$62,261	$523,050

Net income	13,628			253,503			253,503	2,472	255,975
Other comprehensive income (loss):
Unrecognized postretirement benefits, net of $45,283 tax effect					(80,715)		(80,715)		(80,715)
Currency translation adjustment	3,594				11,955		11,955	(3,169)	8,786
Change in the fair value of derivatives and unrealized gain on marketable securities, net of $899 tax effect					8,290		8,290		8,290

Comprehensive income	17,222						193,033	(697)	192,336
Dividends payable to noncontrolling shareholder	(5,731)
Acquisition of business								37,853	37,853
Acquisition of noncontrolling shareholders’ interests			(51,812)	(10,082)	7,655		(54,239)	(62,261)	(116,500)
Expiration of put option	(82,933)							82,933	82,933
Stock compensation plans, including tax benefit of $412			(8,590)	(167)		13,102	4,345		4,345
Cash dividends—$.42 per share				(26,127)			(26,127)		(26,127)

Balance at December 31, 2011	$—	$87,850	$1,042	$1,464,392	$(520,878)	$(454,605)	$577,801	$120,089	$697,890

See Notes to Consolidated Financial Statements, pages 37 to 66.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31

(Dollar amounts in thousands)

	2009	2010	2011
Operating activities:
Net income	$83,639	$163,887	$269,603
Adjustments to reconcile net income to net cash provided by continuing operations:
Loss (income) from discontinued operations, net of income taxes	31,653	(24,118)	—
Depreciation	121,483	121,785	121,556
Amortization	2,028	1,936	1,343
Deferred income taxes	(6,765)	2,787	(168,690)
Stock based compensation	5,419	6,845	4,133
Change in LIFO reserve	(94,790)	64,116	45,352
Amortization of unrecognized postretirement benefits	32,903	32,522	35,325
Loss on sale of assets	874	2,797	2,838
Restructuring asset write-down	900	1,845	—
Changes in operating assets and liabilities of continuing operations:
Accounts and notes receivable	(42,544)	(113,197)	(27,131)
Inventories	221,109	(148,785)	(105,583)
Other current assets	26,769	(13,906)	6,629
Accounts payable	49,548	78,477	(58,048)
Accrued liabilities	32,658	(11,491)	773
Other items	13,462	(7,823)	(2,583)

Net cash provided by continuing operations	478,346	157,677	125,517
Net cash provided by (used in) discontinued operations	(33,777)	17,014	—

Net cash provided by operating activities	444,569	174,691	125,517
Investing activities:
Property, plant and equipment	(79,333)	(119,738)	(155,406)
Investment in unconsolidated subsidiary	(659)	—	—
Acquisition of businesses, net of cash acquired	—	—	(17,380)
Proceeds from the sale of assets	1,535	2,498	3,450

Net cash used in investing activities	(78,457)	(117,240)	(169,336)
Financing activities:
Net payments on short-term debt	(32,965)	(12,974)	(23,590)
Additions to long-term debt	26,510	—	30,017
Repayments of long-term debt	(153,569)	(19,752)	(600)
Contributions by noncontrolling shareholder	—	6,750	—
Acquisition of noncontrolling shareholder interest	—	(17,920)	(116,500)
Payment of dividends to noncontrolling shareholders	—	(11,637)	(5,731)
Payment of dividends	(24,926)	(25,770)	(26,127)
Issuance of common shares and excess tax benefits on options	2,301	10,308	4,470

Net cash used in financing activities	(182,649)	(70,995)	(138,061)
Effects of exchange rate changes on cash of continuing operations	(4,154)	(78)	2,231

Changes in cash and cash equivalents	179,309	(13,622)	(179,649)
Cash and cash equivalents at beginning of year	247,672	426,981	413,359

Cash and cash equivalents at end of year	$426,981	$413,359	$233,710

See Notes to Consolidated Financial Statements, pages 37 to 66.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share amounts)

Note 1—Significant Accounting Policies

Principles of consolidation—The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Acquired businesses are included in the consolidated financial statements from the dates of acquisition. All intercompany accounts and transactions have been eliminated.

The Company consolidates into its financial statements the accounts of the Company, all wholly-owned subsidiaries, and any partially-owned subsidiary that the Company has the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50-percent owned are consolidated, investments in subsidiaries of 50 percent or less but greater than 20-percent are accounted for using the equity method, and investments in subsidiaries of 20 percent or less are accounted for using the cost method. The Company does not consolidate any entity for which it has a variable interest based solely on power to direct the activities and significant participation in the entity’s expected results that would not otherwise be consolidated based on control through voting interests. Further, the Company’s joint ventures are businesses established and maintained in connection with the Company’s operating strategy.

The Company entered into a joint venture with Kenda Tire Company to construct and operate a tire manufacturing facility in the PRC which began production in 2007. Under the initial agreements for this entity, until May 2012, all of the tires produced by this joint venture are required to be exported and sold to Cooper Tire & Rubber Company and its subsidiaries at a price that would provide an acceptable return to the joint venture. Due to this requirement, the Company had the power to direct the manufacturing operations of the joint venture to produce the types of tires required by the Company to meet its global demands. The Company had determined it was the primary beneficiary of this joint venture because of the operational control and the fact it received all of the tires produced by this manufacturing operation. Previously known as Cooper Kenda Tire, this entity, now known as Cooper Kunshan Tire, is wholly owned by the Company effective March 1, 2011.

The Company had entered into a joint venture named Cooper de Mexico between the Company and Nemet International to market and distribute Cooper, Pneustone and associated brand tires in Mexico. The Company had determined it had the power to control the purchasing and marketing of tires for the joint venture. The Company had determined it was the primary beneficiary of this joint venture due to its ability to control the primary economic activity. Effective January 14, 2011, this entity is virtually 100 percent owned by the Company.

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

Cash and cash equivalents and Short-term investments—The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

The Company’s objectives related to the investment of cash not required for operations is to preserve capital, meet the Company’s liquidity needs and earn a return consistent with these guidelines and market conditions. Investments deemed eligible for the investment of the Company’s cash include: 1) U.S. Treasury securities and general obligations fully guaranteed with respect to principal and interest by the government; 2) obligations of U.S. government agencies; 3) commercial paper or other corporate notes of prime quality purchased directly from the issuer or through recognized money market dealers; 4) time deposits, certificates of deposit or bankers’ acceptances of banks rated “A-” by Standard & Poor’s or “A3” by Moody’s; 5) collateralized mortgage obligations rated “AAA” by Standard & Poor’s and “Aaa” by Moody’s; 6) tax-exempt and taxable obligations of state and local governments of prime quality; and 7) mutual funds or outside managed portfolios that invest in the above investments. The Company had cash and cash equivalents totaling $413,359 and $233,710 at December 31, 2010 and December 31, 2011, respectively. The majority of the cash and cash equivalents were invested in eligible financial instruments in excess of amounts insured by the Federal Deposit Insurance Corporation and, therefore, subject to credit risk. Management believes that the probability of losses related to credit risk on investments classified as cash and cash equivalents is unlikely.

Notes receivable – The Company has received bank secured notes from certain of its customers in the PRC to settle trade accounts receivable. These notes generally have maturities of six months or less.

Accounts receivable – The Company records trade accounts receivable when revenue is recorded in accordance with its revenue recognition policy and relieves accounts receivable when payments are received from customers.

Allowance for doubtful accounts—The allowance for doubtful accounts is established through charges to the provision for bad debts. The Company evaluates the adequacy of the allowance for doubtful accounts throughout the year. The evaluation includes historical trends in collections and write-offs, management’s judgment of the probability of collecting specific accounts and management’s evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Accounts are determined to be uncollectible when the debt is deemed to be worthless or only recoverable in part, and are written off at that time through a charge against the allowance for doubtful accounts.

Inventories—Inventories are valued at cost, which is not in excess of market. Inventory costs have been determined by the LIFO method for substantially all U.S. inventories. Costs of other inventories have been determined by the first-in, first-out (“FIFO”) and average cost methods which include direct material, direct labor, and applicable manufacturing and engineering overhead costs.

Long-lived assets—Property, plant and equipment are recorded at cost and depreciated or amortized using the straight-line or accelerated methods over the following expected useful lives:

Buildings and improvements	10 to 40 years
Machinery and equipment	5 to 14 years
Furniture and fixtures	5 to 10 years
Molds, cores and rings	4 to 10 years

Intangibles with definite lives include trademarks, technology and intellectual property which are amortized over their useful lives, which range from five years to 30 years. The Company evaluates the recoverability of long-lived assets based on undiscounted projected cash flows excluding interest and taxes when any impairment is indicated. Goodwill and indefinite-lived intangibles are assessed for potential impairment at least annually or when events or circumstances indicate impairment may have occurred.

Earnings per common share – Net income per share is computed on the basis of the weighted average number of common shares outstanding each year. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

(Number of shares and dollar amounts in thousands except per share amounts)

	2009	2010	2011
Numerator
Income from continuing operations attributable to Cooper Tire & Rubber Company	$83,420	$116,331	$253,503
Accretion of redeemable noncontrolling shareholders’ interest	9,939	—	—

Numerator for basic and diluted earnings per share—income from continuing operations available to common stockholders	$93,359	$116,331	$253,503

Denominator
Denominator for basic earnings per share— weighted average shares outstanding	59,439	61,299	62,150
Effect of dilutive securities—stock options and other stock units	1,242	1,349	862

Denominator for diluted earnings per share— adjusted weighted average share outstanding	60,681	62,648	63,012

Basic earnings per share:
Income from continuing operations available to Cooper Tire & Rubber Company common stockholders	$1.57	$1.90	$4.08
Income (loss) from discontinued operations, net of income taxes	(0.53)	0.39	—

Net income available to Cooper Tire & Rubber Company common stockholders	$1.04	$2.29	$4.08

Diluted earnings per share:
Income from continuing operations available to Cooper Tire & Rubber Company common stockholders	$1.54	$1.86	$4.02
Income (loss) from discontinued operations, net of income taxes	(0.52)	0.38	—

Net income available to Cooper Tire & Rubber Company common stockholders	$1.02	$2.24	$4.02

Options to purchase shares of the Company’s common stock not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares were 503,114, 8,000 and 1,045,709 in 2009, 2010 and 2011, respectively. These options could be dilutive in the future depending on the performance of the Company’s stock.

Derivative financial instruments – Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The Company offsets fair value amounts recognized on the statement of financial position for derivative financial instruments executed with the same counter-party.

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

Income taxes—Income tax expense for continuing operations and discontinued operations is based on reported earnings (loss) before income taxes in accordance with the tax rules and regulations of the specific legal entities within the various specific taxing jurisdictions where the Company’s income is earned. The income tax rates imposed by these taxing jurisdictions vary substantially. Taxable income may differ from income before income taxes for financial accounting purposes. To the extent that differences are due to revenue or expense items reported in one period for tax purposes and in another period for financial accounting purposes, a provision for deferred income taxes is made using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. Deferred income taxes are not recorded on undistributed earnings of international subsidiaries based on the Company’s intention that these earnings will continue to be reinvested.

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

The products liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company offset by recoveries of legal fees. Legal costs are expensed as incurred and products liability insurance premiums are amortized over coverage periods. The Company is entitled to reimbursement, under certain insurance contracts in place for periods ending prior to April 1, 2003, of legal fees expensed in prior periods based on events occurring in those periods. The Company records the reimbursements under such policies in the period the conditions for reimbursement are met. At December 31, 2011, substantially all legal fees reimbursements have been received related to these pre-April 2003 claims.

Advertising expense – Expenses incurred for advertising include production and media and are generally expensed when incurred. Dealer-earned cooperative advertising expense is recorded when earned. Advertising expense for 2009, 2010 and 2011 was $43,690, $48,432 and $53,735, respectively.

Stock-based compensation— The Company’s incentive compensation plans allow the Company to grant awards to key employees in the form of stock options, stock awards, restricted stock units (“RSUs”), stock appreciation rights, performance stock units (“PSUs”), dividend equivalents and other awards. Compensation related to these awards is determined based on the fair value on the date of grant and is amortized to expense over the vesting period. For RSUs and PSUs, the Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire. If awards can be settled in cash, these awards are recorded as liabilities and marked to market. See Note 15 – Stock-Based Compensation for additional information.

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

	2009	2010	2011
Reserve at January 1	$18,244	$23,814	$24,924
Additions	23,134	24,791	34,288
Payments	(17,564)	(23,681)	(31,812)

Reserve at December 31	$23,814	$24,924	$27,400

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

Revenue recognition—Revenues are recognized when title to the product passes to customers. Shipping and handling costs are recorded in cost of products sold. Allowance programs such as volume rebates and cash discounts are recorded at the time of sale as a reduction to revenue based on anticipated accrual rates for the year.

Research and development—Costs are charged to cost of products sold as incurred and amounted to approximately $35,672, $39,748 and $44,586 during 2009, 2010 and 2011, respectively.

Related Party Transactions—The Company’s CCT joint venture had notes payable to the noncontrolling shareholder of $18,120 and $14,283 as of December 31, 2010 and 2011, respectively and paid $944, $941 and $859 of interest in 2009, 2010 and 2011, respectively. The CCT joint venture also paid $35,164, $41,032 and $41,595 to the noncontrolling shareholder primarily for the purchase of utilities during 2009, 2010 and 2011, respectively.

Accounting pronouncements –

Goodwill Impairment Testing – In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Testing Goodwill for Impairment”, which permits an entity to first qualitatively assess the likelihood of impairment of goodwill to determine the necessity of performing the traditional two-step goodwill impairment test. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Other Comprehensive Income – In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update eliminates the option to present components of other comprehensive income as part of the statement of equity. The amendments in this update are effective for fiscal years and interim periods beginning after December 15, 2011.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. The amendments under this update defer only a portion of ASU 2011-05, and accordingly, the components of other comprehensive income are still required to be presented either in a single continuous statement or in two separate but consecutive statements. The effective date of ASU 2011-12 coincides with the effective date of ASU 2011-05 noted above.

Although the Company does not expect the adoption of ASU 2011-05 to have a material effect on its consolidated financial statements, it will change its financial statement presentation.

Financial and Derivative Instruments—In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which requires an entity to disclose information about offsetting and related arrangements. The amendments in this update are effective for annual and interim periods beginning on or after January 1, 2013, with retrospective application. Although the Company does not expect the adoption of ASU 2011-11 to have a material effect on its consolidated financial statements, it will expand disclosures relating to financial and derivative instruments.

Fair value measurements – In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendments in this update clarify requirements of fair value measurements and related disclosures. The amendments in this update are effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting standards update will not have a material effect on the Company’s consolidated financial statements.

Discontinued operations – On December 23, 2004, the Company sold its automotive business, CSA, to an entity formed by The Cypress Group and Goldman Sachs Capital Partners. The operations of the Company’s Oliver Rubber Company subsidiary (formerly part of the North American Tire Operations segment), were sold on October 5, 2007. These operations are considered to be discontinued operations.

In 2003 the Company initiated bilateral APA negotiations with the Canadian and U.S. governments to change its intercompany transfer pricing process between a formerly owned subsidiary, CSA, and its Canadian affiliate. The governments settled the APA in 2009 and on August 3, 2009, Cooper-Standard Holdings Inc. filed a Bankruptcy petition. On August 19, 2009, the Company filed an action in the United States Bankruptcy Court, District of Delaware, in response to the tax refunds owed to the Company pursuant to the September 16, 2004 sale agreement of CSA for pre-disposition periods ending December 23, 2004. In the fourth quarter of 2009, the Company settled a tax and interest obligation in the U.S. of approximately $31,400. On March 17, 2010, the Company entered into a settlement agreement to resolve the subject proceedings, which became non-appealable on April 29, 2010. Pursuant to the settlement agreement, CSA paid the Company approximately $17,639, in addition to the resolution of other contingent liabilities between the parties. Based upon the settlement, the Company released liabilities recorded on its books relating to the disposition of CSA in the amount of $7,400 through Discontinued Operations, net of the tax impact, in the quarter ended June 30, 2010. There has been no activity relating to this item in 2011.

The Company’s consolidated financial statements reflect the accounting and disclosure requirements which mandate the segregation of operating results and the balance sheets related to the discontinued operations from those related to ongoing operations. Accordingly, the consolidated statements of operations for the years ended December 31, 2009, 2010 and 2011 reflect this segregation as income from continuing operations and income from discontinued operations.

Reclassification—certain amounts for prior years have been reclassified to conform to the current year presentation.

Note 2—Acquisition

On January 14, 2011, the Company invested $21,775 and acquired an additional 21-percent ownership in COOCSA, a Mexican tire manufacturing entity in which the Company had previously been an equity investor. The Company’s ownership share increased to approximately 58 percent and, because of the increase in voting rights, the results of the entity and 100 percent of its assets and liabilities were consolidated from the date of this transaction. The Company made this additional investment as part of its strategic plan to build a sustainable, competitive cost position.

The COOCSA acquisition has been accounted for as a purchase transaction. The total consideration (including the $21,775 paid and the fair value of the original 38-percent ownership interest) has been allocated to the assets acquired, liabilities assumed and noncontrolling shareholder interest based on their respective fair values at January 14, 2011. The excess purchase price over the estimated fair value of the net assets acquired has been allocated to goodwill. Goodwill consists of anticipated growth opportunities for COOCSA and is recorded in the North American Tire Operations segment. Goodwill is not deductible for federal income tax purposes. The operating results of COOCSA have been included in the consolidated financial statements of the Company since the date of the transaction.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on January 14, 2011, translated into U.S. dollars at the exchange rate on that date.

Assets
Cash	$4,395
Inventory	14,105
Other current assets	3,645
Property, plant & equipment	84,069
Goodwill	18,851

Liabilities
Payable to Cooper Tire & Rubber Company	(4,185)
Accounts payable	(4,990)
Accrued liabilities	(2,817)
Deferred income taxes	(7,896)
Notes payable to Cooper Tire & Rubber Company	(11,269)

93,908
Noncontrolling shareholder interest	(37,853)

Cooper Tire & Rubber Company consideration	$56,055

The Company has determined that the nonrecurring fair value measurements related to each of these assets and liabilities rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available and, as such, reside within Level 3 of the fair value hierarchy as defined in Footnote 10. The Company utilized a third party to assist in the fair value determination of certain components of the purchase price allocation, namely Property, plant and equipment. The valuation of Property, plant and equipment was developed using primarily the cost approach. The fair value of the Company’s investment was determined based upon internal and external inputs considering various relevant market transactions and discounted cash flow valuation methods, among other factors. The fair value of noncontrolling shareholder interest was valued using the same method used to value the investment.

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

Note 3—Inventories

At December 31, 2010 and 2011, approximately 37 percent and 29 percent, respectively, of the Company’s inventories had been valued under the LIFO method. Increases in inventory balances in the international segment as well as the inclusion of the consolidated financial statements for COOCSA as a result of the acquisition have caused this percentage to decrease in 2011. The remaining inventories have been valued under the first-in first-out (“FIFO”) or average cost method and all inventories are stated at the lower of cost or market.

Under the LIFO method, inventories have been reduced by approximately $191,180 and $236,532 at December 31, 2010 and 2011, respectively, from current cost which would be reported under the FIFO method.

Note 4—Other Current Assets

Other current assets at December 31 were as follows:

	2010	2011
Deferred tax assets	$—	$41,774
Income tax recoverable	29,957	9,855
Assets held for sale	8,155	—
Other	18,245	13,805

	$56,357	$65,434

The land, building and certain manufacturing equipment located at Albany, Georgia were classified as “assets held for sale” at estimated fair value less costs to sell based on a signed Real Estate Purchase Agreement at December 31, 2010. On September 30, 2011, those assets were sold for $8,139.

Note 5—Goodwill and Intangibles

Goodwill is recorded in the segment where it was generated by acquisitions. See Note 2 – Acquisition for a discussion of the goodwill recorded during 2011. Purchased goodwill and indefinite-lived intangible assets are tested annually for impairment unless indicators are present that would require an earlier test.

During the fourth quarters of 2009, 2010 and 2011, the Company completed its annual goodwill and intangible assets impairment tests and no impairment was indicated.

The following table presents intangible assets and accumulated amortization balances as of December 31, 2010 and 2011:

	December 31, 2010			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived:
Trademarks and tradenames	$10,891	$(5,060)	$5,831	$10,891	$(5,652)	$5,239
Patents and technology	15,038	(14,764)	274	15,038	(14,891)	147
Other	5,965	(4,631)	1,334	7,365	(5,216)	2,149

	31,894	(24,455)	7,439	33,294	(25,759)	7,535
Indefinite-lived:
Trademarks	9,817	—	9,817	9,817	—	9,817

	$41,711	$(24,455)	$17,256	$43,111	$(25,759)	$17,352

Estimated amortization expense over the next five years is as follows: 2012—$1,467, 2013—$1,093, 2014—$843, 2015—$823 and 2016—$778.

Note 6—Other Assets

Other assets at December 31 were as follows:

	2010	2011
Land use rights	$10,921	$11,076
Tax incentives	11,724	8,593
Investment in unconsolidated subsidiary	24,398	—
Other	18,914	11,995

	$65,957	$31,664

At December 31, 2010, the Company had an approximate 38 percent ownership in a tire manufacturing operation in Mexico. In January of 2011, the Company acquired an additional 21% ownership and now consolidates the results of this operation.

Note 7—Accrued Liabilities

Accrued liabilities at December 31 were as follows:

	2010	2011
Products liability	$41,892	$58,506
Payroll and withholdings	45,862	26,942
Warranty	19,669	22,078
Other postretirement benefits	17,692	17,802
Foreign currency derivative instruments	3,977	(5,869)
Other	23,272	32,847

	$152,364	$152,306

Note 8—Income Taxes

Components of income from continuing operations before income taxes and noncontrolling shareholders’ interests were as follows:

	2009	2010	2011
United States	$35,200	$67,579	$21,763
Foreign	80,323	92,247	112,383

Total	$115,523	$159,826	$134,146

The provision (benefit) for income tax for continuing operations consisted of the following:

	2009	2010	2011
Current:
Federal	$(3,990)	$2,823	$6,694
State and local	966	3,716	2,053
Foreign	10,020	10,731	24,486

	6,996	17,270	33,233
Deferred:
Federal	(770)	3,921	(139,697)
State and local	—	—	(28,893)
Foreign	(5,995)	(1,134)	(100)

	(6,765)	2,787	(168,690)

	$231	$20,057	$(135,457)

A reconciliation of income tax expense (benefit) for continuing operations to the tax based on the U.S. statutory rate is as follows:

	2009	2010	2011
Income tax provision (benefit) at 35%	$40,423	$55,939	$46,951
State and local income tax, net of federal income tax effect	628	1,913	1,879
U.S. tax credits	(1,478)	(2,220)	(1,732)
Difference in effective tax rates of international operations	(24,078)	(22,689)	(14,948)
Interest on tax settlement	(4,239)	—	—
Valuation allowance	(14,139)	(9,423)	—
Valuation allowance—domestic release	—	—	(167,224)
Other—net	3,114	(3,463)	(383)

Income tax expense	$231	$20,057	$(135,457)

The Company released most of the valuation allowance recorded against U.S. deferred tax assets in the amount of $167,224 based upon the Company’s sustained positive operating performance, taxable income in carryback periods and the availability of expected future taxable income.

Payments, including discontinued operations, for income taxes in 2009, 2010 and 2011, net of refunds, were ($8,405), $30,186 and $6,988, respectively.

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31 were as follows:

	2010	2011
Deferred tax assets:
Postretirement and other employee benefits	$183,983	$243,222
Products liability	61,510	68,261
Net operating loss, capital loss, and tax credits carryforwards	37,966	36,924
All other items	49,129	41,635

Total deferred tax assets	332,588	390,042

Deferred tax liabilities:
Property, plant and equipment	(106,716)	(114,034)
All other items	(14,591)	(8,383)

Total deferred tax liabilities	(121,307)	(122,417)

	211,281	267,625
Valuation allowances	(183,912)	(28,271)

Net deferred tax asset	$27,369	$239,354

At December 31, 2011, the Company has apportioned state tax losses of $118,589 and foreign tax losses of $22,422 available for carryforward. The Company also has U.S. federal tax credits of $4,520 and state tax credits of $5,045 in addition to U.S. capital losses of $53,516 available for carryforward. Valuation allowances have been provided for those items which, based upon an assessment, it is more likely than not that some portion may not be realized. The U.S. federal and state tax loss carryforwards and other tax attributes will expire from 2012 through 2030. The foreign tax losses expire no sooner than 2012. The U.S. capital loss carryforward will expire in 2015.

The Company applies the rules under ASC 740-10 in its Accounting for Uncertainty in Income Taxes for uncertain tax positions using a “more likely than not” recognition threshold. Pursuant to these rules, the Company will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company’s estimate of the ultimate amount to be sustained if audited by the taxing authority. The Company’s unrecognized tax benefits for permanent and temporary book/tax differences for continuing operations, exclusive of interest, totaled approximately $987 at December 31, 2011, as itemized in the tabular roll forward below. In accordance with Company policy, the liability relating to pre 2011 years was released or reclassified following the effective settlement of a U.S. federal income tax examination for pre 2011 years and the net result including estimated interest, net of prior year refunds, is reflected as an income tax receivable in the amount of $4,963.

	2009	2010	2011
Balance at January 1	$7,623	$7,517	$9,237
Settlements for tax positions of prior years	(164)	—	(15,969)
Additions for tax positions of the current year	934	1,686	987
Additions for tax positions of prior years	18	62	7,837
Reductions for tax positions of prior years	(894)	(28)	(572)
Reductions for lapse of statute of limitations	—	—	(533)

Balance at December 31	$7,517	$9,237	$987

Of this amount, the effective rate would change upon the recognition of approximately $812 of these unrecognized tax benefits. The Company accrued, through the tax provision, approximately $451, $79 and $226 of interest expense for 2009, 2010 and 2011 respectively. At December 31, 2011, the Company has no interest accrued as an ASC 740-10 reserve since all U.S. taxes are effectively settled with the resulting net tax receivable including estimated interest, net of prior year refunds, reflected as an income tax receivable.

U.S. income taxes were not provided on a cumulative total of approximately $287,360 of undistributed earnings, as well as a minimal amount of other comprehensive income for certain non-U.S. subsidiaries. The Company currently intends to reinvest these earnings in operations outside the U.S. and considers the non-U.S. tax implications from potential distributions between non-U.S. subsidiaries in this evaluation. It is not practicable to determine the amount of additional U.S. income taxes that could be payable upon remittance of these earnings since taxes payable would be reduced by foreign tax credits based upon income tax laws and circumstances at the time of distribution. The Company has ventures in the PRC that had been granted full and partial income tax holidays. This resulted in a $1,965 favorable impact to the Company in 2011. All remaining PRC tax holidays expired in 2011.

In 2003 the Company initiated bilateral Advance Pricing Agreement (“APA”) negotiations with the Canadian and U.S. governments to change its intercompany transfer pricing process between a formerly owned subsidiary, CSA, and its Canadian affiliate. The governments settled the APA in 2009 and on August 3, 2009, Cooper-Standard Holdings Inc. filed a Bankruptcy petition. On August 19, 2009, the Company filed an action in the United States Bankruptcy Court, District of Delaware, in response to the tax refunds owed to the Company pursuant to the September 16, 2004 sale agreement of CSA for pre-disposition periods ending December 23, 2004. On March 17, 2010, the Company entered into a settlement agreement to resolve the subject proceedings, which became non-appealable on April 29, 2010. Pursuant to the settlement agreement, CSA paid the Company approximately $17,639, in addition to the resolution of other contingent liabilities between the parties. Based upon the settlement, the Company released liabilities recorded on its books relating to the disposition of CSA in the amount of $7,400 through Discontinued Operations, net of the tax impact, in the quarter ended June 30, 2010. There has been no activity relating to this item in 2011.

The Company operates in multiple jurisdictions throughout the world. The Company has effectively settled U.S. federal tax examinations for years before 2011and state and local examinations for years before 2006, with limited exceptions. Furthermore, the Company’s non-U.S. subsidiaries are no longer subject to income tax examinations in major foreign taxing jurisdictions for years prior to 2005. The income tax returns of various subsidiaries in various jurisdictions are currently under examination and it is possible that these examinations will conclude within the next twelve months. However, it is not possible to estimate net increases or decreases to the Company’s unrecognized tax benefits during the next twelve months.

Note 9—Debt

The Company has an accounts receivable securitization facility of up to $175,000. Pursuant to the terms of the facility, the Company is permitted to sell certain of its domestic trade receivables on a continuous basis to its wholly-owned, bankruptcy-remote subsidiary, Cooper Receivables LLC (“CRLLC”). In turn, CRLLC may sell from time to time an undivided ownership interest in the purchased trade receivables, without recourse, to a PNC Bank administered, asset-backed commercial paper conduit. The facility has a maturity date of June 2014.

The Company and its subsidiary, Max-Trac Tire Co., Inc., have entered into a Loan and Security Agreement (New Credit Agreement) with a consortium of four banks. This New Credit Agreement provides a $200,000 credit facility to the Company and Max-Trac Tire Co., Inc. The New Credit Agreement is a revolving credit facility and is secured by the Company’s U.S. inventory, certain North American accounts receivable that have not been previously pledged and general intangibles related to the foregoing. During 2011, the maturity of this New Credit Agreement was extended until July 2016.

The New Credit Agreement and the accounts receivable securitization facility have no significant financial covenants until availability is reduced to specified levels. Borrowings under the New Credit Agreement bear a margin based on the London Interbank Offered Rate. At December 31, 2011 the Company was in compliance with all financial covenants. There were no borrowings under the New Credit Agreement or the accounts receivable securitization facility at December 31, 2010 or December 31, 2011, except amounts used to secure letters of credit totaling $38,000 and $66,800 at December 31, 2010 and 2011, respectively. The Company’s additional borrowing capacity, based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at December 31, 2011, was $293,200.

The Company’s consolidated operations in Asia have annual renewable unsecured credit lines that provide up to $428,000 of borrowings and do not contain financial covenants. The additional borrowing capacity on the Asian credit lines, based on eligible collateral and the short-term notes payable, totaled $239,500 at December 31, 2011.

In 2010, Industrial Revenue Bonds (IRBs) were issued by the City of Texarkana to finance the design, equipping, construction and start-up of the expansion of the Texarkana manufacturing facility. Because the assets related to the expansion provide security for the bonds issued by the City of Texarkana, the City retains title to the assets. However, the Company has recorded the property in its Consolidated Statements of Financial Position, along with a capital lease obligation to repay the proceeds of the IRB because the arrangement is cancelable at any time at the Company’s request. The Company has also purchased the IRBs and therefore is the bondholder as well as the borrower/lessee of the property purchased with the IRB proceeds. The capital lease obligation and IRB asset are recorded net in the Consolidated Statements of Financial Position. At December 31, 2010 and 2011, the assets and liabilities associated with these City of Texarkana IRBs were $11,200 and $17,400, respectively.

The following table summarizes the long-term debt of the Company at December 31, 2010 and 2011 and, except for capitalized leases and other, the long-term debt is due in an aggregate principal payment on the due date:

	2010	2011
Parent company
8% unsecured notes due December 2019	$173,578	$173,578
7.625% unsecured notes due March 2027	116,880	116,880
Capitalized leases and other	10,481	9,862

	300,939	300,320
Subsidiaries
5.13% unsecured notes due in 2011	5,285	—
5.795% to 6.3175% unsecured notes due in 2012	20,385	20,599
6.10% to 6.65% unsecured notes due in 2014	—	26,528
2.25% unsecured notes due in 2016	—	3,248

	25,670	50,375

	326,609	350,695
Less current maturities	5,885	21,199

	$320,724	$329,496

Over the next five years, the Company has payments related to the above debt of: 2012—$21,199, 2013—$600, 2014—$27,128, 2015—$600 and 2016—$38,848. In addition, the Company’s partially-owned, consolidated subsidiary operations in the PRC and Mexico have short-term notes payable of $131,651 due in 2012. The weighted average interest rate of the short-term notes payable at December 31, 2010 and 2011 was 3.72 percent and 4.61 percent, respectively.

Interest paid on debt during 2009, 2010 and 2011 was $48,125, $37,758 and $38,853, respectively. The amount of interest capitalized was $663, $959 and $3,527 during 2009, 2010 and 2011, respectively. The increase in capitalized interest in 2011 is related to the Company’s global ERP project.

Note 10—Fair Value of Financial Instruments

Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. Exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations are offset by the change in values of the fair value foreign currency hedges. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish kronar, Mexican peso and Chinese yuan generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2010 and 2011 was $234,600 and $263,944, respectively. The counterparties to each of these agreements are major commercial banks. Management believes that the probability of losses related to credit risk on derivative financial instruments is unlikely.

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

Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately $(3,180) and $6,009 as of December 31, 2010 and 2011, respectively) are recorded as a separate component of stockholders’ equity in the accompanying consolidated balance sheets and reclassified into earnings as the hedged transaction affects earnings.

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

The following table presents the location and amounts of derivative instrument fair values in the Consolidated Balance Sheets:

	December 31, 2010		December 31, 2011
Designated as hedging instruments	Accrued liabilities	$3,413	Accrued liabilities	$(6,214)
Not designated as hedging instruments	Accrued liabilities	$564	Accrued liabilities	$345

The following table presents the location and amount of gains and losses on derivative instruments in the Consolidated Statements of Operations:

		Amount of Gain (Loss)
	Amount of Gain (Loss)	Reclassified	Amount of Gain (Loss)
Derivatives	Recognized in	from Cumulative	Recognized in
Designated as	Other Comprehensive	Other Comprehensive	Income
Cash Flow	Income on Derivative	Loss into Income	on Derivative
Hedges	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
Year ended Dec. 31, 2009	$(7,208)	$(4,198)	$(458)
Year ended Dec. 31, 2010	$(1,795)	$(692)	$47
Year ended Dec. 31, 2011	$4,563	$(4,626)	$(367)

Derivatives not	Location of Gain (Loss)	Amount of Gain (Loss)
Designated as	Recognized in Income	Recognized in Income
Hedging Instruments	on Derivatives	on Derivatives
Year ended Dec. 31, 2009	Other income (expense)	$1,997
Year ended Dec. 31, 2010	Other income (expense)	$(758)
Year ended Dec. 31, 2011	Other income (expense)	$212

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

Financial assets and liabilities recorded on the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:

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

The valuation of foreign exchange forward contracts was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2010 and December 31, 2011, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2011:

		Quoted Prices	Significant
	Total	in Active Markets	Other	Significant
	Derivative	for Identical	Observable	Unobservable
	(Assets)	Assets	Inputs	Inputs
Foreign Exchange Contracts	Liabilities	Level (1)	Level (2)	Level (3)
December 31, 2010	$3,977		$3,977
December 31, 2011	$(5,869)		$(5,869)

The land, building and certain manufacturing equipment located at Albany, Georgia were classified as “assets held for sale” at estimated fair value less costs to sell determined based on a signed Real Estate Purchase Agreement at December 31, 2010. The fair value of these assets, $8,155 at December 31, 2010, was considered a Level 2 valuation. These assets were sold on September 30, 2011. See Note 17 for additional details on the Albany restructuring initiative.

The fair value of the Company’s debt was based upon prices of similar instruments in the marketplace. The carrying amounts and fair values of the Company’s financial instruments were as follows:

	December 31, 2010		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$413,359	$413,359	$233,710	$233,710
Notes receivable	69,547	69,547	71,661	71,661
Notes payable	(146,947)	(146,947)	(131,651)	(131,651)
Current portion of long-term debt	(5,885)	(5,885)	(21,199)	(21,199)
Long-term debt	(320,724)	(322,124)	(329,496)	(325,596)
Derivative financial instruments	(3,977)	(3,977)	5,869	5,869

Note 11—Pensions and Postretirement Benefits Other than Pensions

The Company and its subsidiaries have a number of plans providing pension, retirement or profit-sharing benefits. These plans include defined benefit and defined contribution plans. The plans cover substantially all U.S. domestic employees. There are also plans that cover a significant number of employees in the U.K. and Germany. The Company has an unfunded, nonqualified supplemental retirement benefit plan in the U.S. covering certain employees whose participation in the qualified plan is limited by provisions of the Internal Revenue Code.

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

Participation in the Company’s defined contribution plans is voluntary. The Company matches certain plan participants’ contributions up to various limits. Participants’ contributions are limited based on their compensation and, for certain supplemental contributions which are not eligible for company matching, based on their age. Company contributions for certain of these plans are dependent on operating performance. Expense for those plans was $9,150, $12,827 and $14,311 for 2009, 2010 and 2011, respectively.

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

The Company has implemented household caps on the amounts of retiree medical benefits it will provide to certain retirees. The caps do not apply to individuals who retired prior to certain specified dates. Costs in excess of these caps will be paid by plan participants. The Company implemented increased cost sharing in 2004 in the retiree medical coverage provided to certain eligible current and future retirees. Since then cost sharing has expanded such that nearly all covered retirees pay a charge to be enrolled.

In accordance with U.S. GAAP, the Company recognizes the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of its pension and other postretirement benefit (“OPEB”) plans and the net unrecognized actuarial losses and unrecognized prior service costs in the consolidated balance sheets. The unrecognized actuarial losses and unrecognized prior service costs (components of cumulative other comprehensive loss in the stockholders’ equity section of the balance sheet) will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit costs in the same periods will be recognized as a component of other comprehensive income.

The following table reflects changes in the projected obligations and fair market values of assets in all defined benefit pension and other postretirement benefit plans of the Company:

	2010			2011
	Pension Benefits			Pension Benefits			Other Postretirement Benefits
	Domestic	International	Total	Domestic	International	Total	2010	2011
Change in benefit obligation:
Projected Benefit Obligation at January 1	$826,458	$313,659	$1,140,117	$865,982	$320,618	$1,186,600	$261,926	$275,348
Service cost—employer	4,316	2,327	6,643	7,700	2,497	10,197	3,160	3,103
Service cost—employee	—	2,660	2,660	—	2,308	2,308	—	—
Interest cost	45,653	16,923	62,576	45,260	18,009	63,269	14,115	13,846
Amendments	—	(2,260)	(2,260)	—	—	—	(8,956)	—
Actuarial (gain)/loss	53,761	12,729	66,490	54,022	13,846	67,868	15,478	27,928
Benefits paid	(64,206)	(14,426)	(78,632)	(48,420)	(12,506)	(60,926)	(10,375)	(9,156)
Foreign currency translation effect	—	(10,994)	(10,994)	—	(1,553)	(1,553)	—	—

Projected Benefit Obligation at December 31	$865,982	$320,618	$1,186,600	$924,544	$343,219	$1,267,763	$275,348	$311,069

Change in plans’ assets:
Fair value of plans’ assets at January 1	$654,991	$213,189	$868,180	$698,827	$229,496	$928,323	$—	$—
Actual return on plans’ assets	71,350	27,076	98,426	3,375	30	3,405	—	—
Employer contribution	36,692	8,404	45,096	26,435	8,420	34,855	—	—
Employee contribution	—	2,660	2,660	—	2,308	2,308	—	—
Benefits paid	(64,206)	(14,426)	(78,632)	(48,420)	(12,506)	(60,926)	—	—
Foreign currency translation effect	—	(7,407)	(7,407)	—	(834)	(834)	—	—

Fair value of plans’ assets at December 31	$698,827	$229,496	$928,323	$680,217	$226,914	$907,131	$—	$—

Funded status	$(167,155)	$(91,122)	$(258,277)	$(244,327)	$(116,305)	$(360,632)	$(275,348)	$(311,069)

Amounts recognized in the balance sheets:
Other assets	$—	$44	$44	$—	$—	$—	$—	$—
Accrued liabilities	—	—	—	—	—	—	(17,692)	(17,802)
Postretirement benefits other than pensions	—	—	—	—	—	—	(257,657)	(293,267)
Pension benefits	(167,155)	(91,166)	(258,321)	(244,327)	(116,305)	(360,632)

Included in cumulative other comprehensive loss at December 31, 2010 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of ($13,443) (($10,620) net of tax) and unrecognized actuarial losses of $560,160 ($488,682 net of tax).

Included in cumulative other comprehensive loss at December 31, 2011 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of ($12,002) (($8,501) net of tax) and unrecognized actuarial losses of $684,717 ($567,278 net of tax). The prior service credit and actuarial loss included in cumulative other comprehensive loss that are expected to be recognized in net periodic benefit cost during the fiscal year-ended December 31, 2012 are ($1,412) and $47,047, respectively.

The accumulated benefit obligation for all defined benefit pension plans was $1,183,474 and $1,264,377 at December 31, 2010 and 2011, respectively.

Weighted average assumptions used to determine benefit obligations at December 31:

			Other
	Pension Benefits		Postretirement Benefits
	2010	2011	2010	2011
All plans
Discount rate	5.39%	4.81%	5.20%	4.15%
Rate of compensation increase	0.92%	0.81%	—	—

Domestic plans
Discount rate	5.35%	4.80%	5.20%	4.15%

Foreign plans
Discount rate	5.50%	4.85%	—	—
Rate of compensation increase	3.39%	2.99%	—	—

At December 31, 2011, the weighted average assumed annual rate of increase in the cost of medical benefits was 8.20 percent for 2012 trending linearly to 5.00 percent per annum in 2020.

	Pension Benefits - Domestic			Pension Benefits - International
	2009	2010	2011	2009	2010	2011
Components of net periodic benefit cost:
Service cost	$6,532	$4,316	$7,700	$1,852	$2,327	$2,497
Interest cost	43,650	45,653	45,260	14,764	16,923	18,009
Expected return on plan assets	(42,001)	(50,457)	(50,206)	(13,580)	(15,249)	(16,646)
Amortization of prior service cost	(874)	—	—	(177)	(600)	(747)
Amortization of actuarial loss	31,737	27,741	30,300	2,524	5,924	5,772
Spectrum plan freeze	(10,133)	—	—	—	—	—
Albany curtailment gain	(5,220)	—	—	—	—	—
Recognized actuarial loss (gain)	9,956	4,323	—	—	(673)	—

Net periodic benefit cost	$33,647	$31,576	$33,054	$5,383	$8,652	$8,885

	Other Post Retirement Benefits
	2009	2010	2011
Components of net periodic benefit cost:
Service cost	$3,637	$3,160	$3,103
Interest cost	14,765	14,115	13,846
Amortization of prior service cost	(307)	(542)	(688)
Amortization of actuarial loss	—	—	1,261

Net periodic benefit cost	$18,095	$16,733	$17,522

Pension benefits in the Spectrum (salaried employees) Plan were frozen effective July 1, 2009. The impact of the pension freeze was a reduction of pension expense for 2009 of $7,800.

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

				Other
	Pension Benefits			Postretirement Benefits
	2009	2010	2011	2009	2010	2011
All plans
Discount rate	6.11%	5.74%	5.39%	6.00%	5.75%	5.20%
Expected return on plan assets	8.22%	8.24%	7.58%	—	—	—
Rate of compensation increase	3.32%	1.03%	0.92%	—	—	—

Domestic plans
Discount rate	6.00%	5.75%	5.35%	6.00%	5.75%	5.20%
Expected return on plan assets	8.50%	8.50%	7.75%	—	—	—
Rate of compensation increase	3.25%	0.00%	0.00%	—	—	—

Foreign plans
Discount rate	6.49%	5.70%	5.50%	—	—	—
Expected return on plan assets	7.32%	7.44%	7.05%	—	—	—
Rate of compensation increase	3.55%	3.74%	3.39%	—	—	—

The following table lists the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets at December 31, 2010 and 2011:

	2010		2011
	Projected benefit obligation exceeds plan assets	Accumulated benefit obligation exceeds plan assets	Projected benefit obligation exceeds plan assets	Accumulated benefit obligation exceeds plan assets
Projected benefit obligation	$1,184,320	$1,184,320	$1,267,763	$1,267,763
Accumulated benefit obligation	1,181,208	1,181,208	1,264,377	1,264,377
Fair value of plan assets	925,999	925,999	907,131	907,131

Assumed health care cost trend rates for other postretirement benefits have a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Percentage Point
	Increase	Decrease
Increase (decrease) in total service and interest cost components	$179	$(161)

Increase (decrease) in the postretirement benefit obligation	4,884	(4,139)

The Company’s weighted average asset allocations for its domestic and U.K. pension plans’ assets at December 31, 2010 and December 31, 2011 by asset category were as follows:

	U.S. Plans		U.K. Plan
Asset Category	2010	2011	2010	2011
Equity securities	57%	61%	61%	56%
Debt securities	42	37	33	29
Other investments	0	0	5	14
Cash	1	2	1	1

Total	100%	100%	100%	100%

In the U.S. the Company’s asset allocation strategy is based on a combination of factors, including the profile of the pension liability, the timing of future cash requirements, and the level of invested assets available to meet plan obligations. Our goal is to manage the assets in such a way that the cost and risk are managed through portfolio diversification which is designed to maximize returns consistent with levels of liquidity and investment risk that are prudent and reasonable. The Company’s investment policy for U.K. plan assets is to maintain an allocation of 60 percent in equity securities, 20 percent in fixed income securities and 20 percent in property and infrastructure funds. Rebalancing of asset portfolios occurs periodically if the mix differs from the target allocation. Equity security investments are structured to achieve a balance between growth and value stocks. The Company also has a pension plan in Germany and the assets of that plan consist of investments in German insurance contracts.

The fair market value of U.S. plan assets was $698,827 and $680,217 at December 31, 2010 and 2011, respectively. The fair market value of the U.K. plan assets was $227,173 and $224,626 at December 31, 2010 and 2011, respectively. The fair market value of the German pension plan assets was $2,324 and $2,288 at December 31, 2010 and 2011, respectively.

The table below classifies the assets of the U.S. and U.K. plans using the Fair Value Hierarchy described in Note 10 – Fair Value of Financial Instruments:

		Fair Value Heirarchy
	Total	Level 1	Level 2	Level 3
December 31, 2010
United States plans
Cash & Cash Equivalents	$22,537	$22,537	$—	$—
Equity securities	456,213	171,889	284,324	—
Fixed income securities	220,077	72,984	147,093	—

	$698,827	$267,410	$431,417	$—

United Kingdom plan
Cash & Cash Equivalents	$2,854	$2,854	$—	$—
Equity securities	138,141	138,141	—	—
Fixed income securities	75,364	75,364	—	—
Other investments	10,814	—	—	10,814

	$227,173	$216,359	$—	$10,814

December 31, 2011
United States plans
Cash & Cash Equivalents	$16,106	$16,106	$—	$—
Equity securities	412,809	168,240	244,569	—
Fixed income securities	251,302	83,274	168,028	—

	$680,217	$267,620	$412,597	$—

United Kingdom plan
Cash & Cash Equivalents	$796	$796	$—	$—
Equity securities	126,126	126,126	—	—
Fixed income securities	66,491	66,491	—	—
Other investments	31,213	18,379	—	12,834

	$224,626	$211,792	$—	$12,834

Plan assets are measured at fair value. While the Company believes its valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The Company’s valuation methodologies used for the plan assets measured at fair value are as follows:

Cash and cash equivalents—Cash and cash equivalents include cash on deposit and investments in money market mutual funds that invest mainly in short-term instruments and cash, both of which are valued using a market approach.

Equity securities—Common, preferred, and foreign stocks are valued using a market approach at the closing price on their principal exchange and are included in Level 1 of the fair value hierarchy.

Fixed Income Securities—Corporate and foreign bonds are valued using a market approach at the closing price reported on the active market on which the individual securities are traded and are included in Level 1 of the fair value hierarchy.

Common/Commingled Trust Funds—Common/Commingled trust funds are valued at the net asset value of units held at year end and are included in Level 2 of the fair value hierarchy. The various funds consist of either equity or fixed income investment portfolios with underlying investments held in U.S. and non-U.S. securities.

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

The following table details the activity in this investment for the year ended December 31, 2010 and 2011:

	2010	2011
Balance at January 1	$9,788	$10,814

Contributions	1,335	1,668
Disbursements	(166)	(150)
Change in fair value	187	538
Foreign currency translation effect	(330)	(36)

Balance at December 31	$10,814	$12,834

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

During 2011, the Company contributed $35,000 to its domestic and foreign pension plans, and during 2012, the Company expects to contribute between $40,000 and $50,000 to its domestic and foreign pension plans.

The Company estimates its benefit payments for its domestic and foreign pension plans and other postretirement benefit plans during the next ten years to be as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
2012	$70,000	$18,000
2013	70,000	18,000
2014	71,000	18,000
2015	72,000	18,000
2016	73,000	19,000
2017 through 2021	393,000	98,000

Note 12—Other Long-Term Liabilities

Other long-term liabilities at December 31 were as follows:

	2010	2011
Products liability	$149,141	$148,877
Other	30,941	19,826

	$180,082	$168,703

Note 13—Common Stock

There were 11.7 million common shares reserved for grants under compensation plans and contributions to the Company’s Spectrum Investment Savings Plan and Pre-Tax Savings plans at December 31, 2011. The Company matches contributions made by participants to these plans in accordance with a formula based upon the financial performance of the Company. Matching contributions are directed to the Company Stock Fund; however, employees may transfer these contributions to any of the other investment funds offered under the plans.

Note 14—Cumulative Other Comprehensive Loss

The balances of each component of cumulative other comprehensive loss in the accompanying consolidated statements of equity were as follows:

	2010	2011
Cumulative currency translation adjustment	$12,948	$32,558

Changes in the fair value of derivatives and unrealized gains/(losses) on marketable securities	(3,180)	6,009
Tax effect	231	(668)

Net	(2,949)	5,341

Unrecognized postretirement benefit plans	(546,717)	(672,715)
Tax effect, net of valuation allowance	68,655	113,938

Net	(478,062)	(558,777)

	$(468,063)	$(520,878)

Note 15—Stock-Based Compensation

The Company’s incentive compensation plans allow the Company to grant awards to key employees in the form of stock options, stock awards, RSUs, stock appreciation rights, PSUs, dividend equivalents and other awards. Compensation related to these awards is determined based on the fair value on the date of grant and is amortized to expense over the vesting period. For RSUs and PSUs, the Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire. If awards can be settled in cash, these awards are recorded as liabilities and marked to market.

The following table discloses the amount of stock-based compensation expense:

	Stock Based Compensation
	2009	2010	2011
Stock options	$943	$1,414	$2,553
Restricted stock units	1,667	745	1,214
Performance stock units	2,809	4,686	366

Total stock-based compensation	$5,419	$6,845	$4,133

Stock Options

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

In April 2009, executives participating in the 2009 – 2011 Long-Term Incentive Plan were granted 1,155,000 stock options which will vest one third each year through April 2012. This plan does not contain any performance-based criteria. In March 2010, executives participating in the 2010 – 2012 Long-Term Incentive Plan were granted 303,120 stock options which will vest one third each year through March 2013. During 2011, executives participating in the 2011 – 2013 Long-Term Incentive Plan were granted 311,670 stock options, which will vest one-third each year through 2014. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2009	2010	2011
Risk-free interest rate	2.2%	2.8%	2.7%
Dividend yield	2.7%	2.2%	1.8%
Expected volatility of the Company's common stock	0.568	0.604	0.615
Expected life in years	6.0	6.0	6.0

The weighted average fair value of options granted in 2009, 2010 and 2011 was $2.08, $9.01 and $11.57, respectively. Compensation expense for these options is recorded over the vesting period.

Summarized information for the plans follows:

		Weighted	Aggregate
		Average	Intrinsic
	Number of	Exercise	Value
	Shares	Price (per share)	(thousands)
Outstanding at January 1, 2011	1,779,184	$12.21
Granted	311,670	23.10
Exercised	(315,785)	12.85
Expired	(3,000)	7.70
Cancelled	(34,188)	17.49

Outstanding at December 31, 2011	1,737,881	13.95	$6,275

Exercisable at December 31, 2011	949,966	12.81	3,610

Available for Grant at December 31, 2011	3,546,110

	Year ended December 31
	2009	2010	2011
Weighted average grant-date fair value of options granted (per share)	$2.08	$9.01	$11.57

Aggregate intrinsic value of options exercised (thousands)	$116	$5,279	$3,515

Total fair value of shares vested (thousands)	$414	$899	$1,655

The weighted average remaining contractual life of options outstanding at December 31, 2011 is 6.5 years. Approximately 438,403 stock options will become exercisable over the next twelve months.

Segregated disclosure of options outstanding at December 31, 2011 was as follows:

	Range of Exercise Prices
	Less than or	Greater than $12.52 and	Greater than or
	equal to $12.52	less than $19.33	equal to $19.33
Options outstanding	681,000	479,169	577,712

Weighted average exercise price	$4.82	$17.17	$22.05

Remaining contractual life	7.3	5.8	6.1

Options exercisable	391,000	291,424	267,542

Weighted average exercise price	$4.82	$16.18	$20.82

At December 31, 2011, the Company had $3,803 of unvested compensation cost related to stock options, and this cost will be recognized as expense over a weighted average period of 22 months.

Restricted Stock Units

Under the 1998, 2001, 2006 and 2010 Incentive Compensation Plans, RSUs may be granted to officers and other key employees. Compensation related to the RSUs is determined based on the fair value of the Company’s stock on the date of grant and is amortized to expense over the vesting period. The RSUs granted in 2009 and 2011 have vesting periods ranging from one to four years. No RSUs were granted in 2010. The Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire. The following table provides details of the nonvested RSUs for 2011:

		Weighted
		Average
	Number of	Grant-Date
	Restricted	Fair Value
	Units	(per share)
Nonvested at January 1, 2011	140,405	$16.05
Granted	100,400	23.68
Vested	(55,837)	14.53
Settled	—
Cancelled	(3,846)	8.47
Accrued dividend equivalents	5,683	14.22

Nonvested at December 31, 2011	186,805	$20.70

	Year ended December 31
	2009	2010	2011
Weighted average grant-date fair value of restricted shares granted (per share)	$16.62	$—	$23.68

Total fair value of shares vested (thousands)	$545	$5,117	$811

The number of vested RSUs at December 31, 2010 and 2011 was 101,868 and 103,834, respectively. At December 31, 2011, the Company has $2,871 of unvested compensation cost related to RSUs and this cost will be recognized as expense over a weighted average period of 32 months.

Performance Stock Units

Compensation related to the PSUs is determined based on the fair value of the Company’s stock on the date of grant combined with performance metrics and is amortized to expense over the vesting period. During 2007, executives participating in the Company’s Long-Term Incentive Plan earned 283,254 PSUs based on the Company’s financial performance in 2007. These units vested in February 2010 and the Company recorded $990 and $132 in compensation expense associated with these units in 2009 and 2010, respectively. No PSUs were earned in 2008. During 2009, executives participating in the Company’s Long-Term Incentive Plan earned 545,930 PSUs based on the Company’s financial performance in 2009 and all of these units vested in 2010. The Company recorded $1,819 and $705 of compensation expense associated with these units in 2009 and 2010, respectively. During 2010, executives participating in the Company’s Long-Term Incentive Plan earned 244,043 PSUs based on the Company’s financial performance in 2010. Of these units, 183,961 vested in 2010 and 60,082 will vest in 2012. No PSUs were earned in 2011. Similar to RSUs, the Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire.

The following table provides details of the nonvested PSUs earned under the Company’s Long-Term Incentive Plan:

Performance stock units outstanding at January 1, 2011	60,082

Performance stock units cancelled	(325)
Accrued dividend equivalents	1,693

Performance stock units outstanding at December 31, 2011	61,450

The weighted average fair value of PSUs granted in 2010 and 2011 was $18.71 and $22.97, respectively. There were no PSUs granted in 2009.

At December 31, 2011, the Company has $346 of unvested compensation cost related to PSUs and this cost will be recognized as expense over the next twelve months.

The Company’s RSUs and PSUs are not participating securities. These units will be converted into shares of Company common stock in accordance with the distribution date indicated in the agreements. RSUs earn dividend equivalents from the time of the award until distribution is made in common shares. PSUs earn dividend equivalents from the time the units have been earned based upon Company performance metrics until distribution is made in common shares. Dividend equivalents are only earned subject to vesting of the underlying RSUs or PSUs, accordingly, such units do not represent participating securities.

The Company recognized $1,944, $3,294 and $349 of excess tax benefits as a financing cash inflow for the years ended December 31, 2009, 2010 and 2011, respectively.

Note 16—Lease Commitments

The Company rents certain distribution facilities and equipment under long-term leases expiring at various dates. The total rental expense for the Company, including these long-term leases and all other rentals, was $27,713, $27,863 and $29,239 for 2009, 2010 and 2011, respectively.

Future minimum payments for all non-cancelable operating leases through the end of their terms, which in aggregate total $108,388, are listed below. Certain of these leases contain provisions for optional renewal at the end of the lease terms.

2012	23,144
2013	15,561
2014	13,052
2015	11,693
Thereafter	44,938

Note 17—Restructuring

The table below details the Company’s restructuring expense for the years indicated:

	2009	2010
Albany plant closure
Asset writedowns	$900	$1,845
Equipment relocation and other costs	25,595	12,980
Employee related costs	20,210	4,751

	46,705	19,576

Distribution centers
Equipment relocation and other costs	672	—
Employee related costs	946	—

	1,618	—

European headcount reduction
Employee related costs	395	1,073

Total restructuring costs	$48,718	$20,649

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

Note 18—Other—Net

Other income increased by $1,012 in 2011 compared with 2010, primarily as a result of the change in accounting for COOCSA in 2011. COOCSA was treated as an unconsolidated subsidiary prior to the acquisition of an additional 21 percent ownership in the first quarter of 2011. In connection with its increased investment in COOCSA, the Company recorded a gain of $4,989 on its original investment, which represents the excess of the fair value over the carrying value of the investment as of the transaction date. Partially offsetting this gain is the absence of equity investment earnings from COOCSA that are now included as a part of the consolidation, rather than in other income as in 2010.

Other income increased by $1,562 in 2010 compared with 2009, primarily due to increased equity earnings in COOCSA offset by the absence of proceeds from the settlement of a lawsuit in 2009.

Note 19—Contingent Liabilities

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

During 2011, the Company increased its products liability reserve by $66,788. The addition of another year of self-insured incidents accounted for $42,277 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims. These revisions increased the reserve by $13,131. Finally, changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $11,380.

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

During 2010, the Company paid $45,659 and during 2011, the Company paid $50,468 to resolve cases and claims. The Company’s products liability reserve balance at December 31, 2010 totaled $191,033 (current portion of $41,892). At December 31, 2011, the products liability reserve balance totaled $207,353 (current portion of $58,476).

Products liability costs totaled $81,475, 110,103 and $97,504 in 2009, 2010 and 2011, respectively, and include recoveries of legal fees of $2,486 and $5,629 in 2009 and 2010, respectively. Insurance policies applicable to claims occurring on April 1, 2003, and thereafter, do not provide for recovery of legal fees.

Retiree Medical Case

On February 2, 2010 in the case of Cates, et al. v. Cooper Tire & Rubber Company, the U.S. District Court for the Northern District of Ohio entered an order approving the settlement agreement negotiated by the parties in April 2009, in its entirety, as being fair, reasonable and adequate and dismissed, with prejudice, the case and a related lawsuit, Johnson, et al. v. Cooper Tire & Rubber Company. The settlement agreement provided for 1) a cash payment of $7,000 to the Plaintiffs for reimbursement of costs; and 2) modification to the Company’s approach and costs of providing future health care to specified current retiree groups which resulted in an amendment to the Company’s retiree medical plan.

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

As a consequence of the settlement agreement, the Company recorded $7,000 of expense during the first quarter of 2009 relating to the specified cash payments. The estimated present value of the plan amendment has been reflected in the accrual for Other Post-employment Benefits with an offset to the Cumulative other comprehensive loss component of Parent stockholders’ equity and will be amortized as a charge to operations over the remaining life expectancy of the affected plan participants.

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

In connection with this acquisition, beginning January 1, 2009 and continuing through December 31, 2011, the noncontrolling shareholders had the right to sell and, if exercised, the Company had the obligation to purchase, the remaining 49 percent noncontrolling share at a minimum price of $63,000. In 2009, the Company received notification from a noncontrolling shareholder of its intention to exercise a portion of its put option and in 2010, after receiving governmental approvals; the Company purchased the 14 percent share for $18,000. The remaining noncontrolling shareholder had the right to sell its 35 percent share to the Company at a minimum price of $45,000. At December 31, 2011, this right expired without being exercised. Accordingly, as of December 31, 2011, the Company recorded the $82,933 of noncontrolling shareholders’ interests associated with Cooper Chengshan in the equity section of its Consolidated Balance Sheets at December 31, 2011.

Employment Contracts and Agreements

The Company has an employment agreement with Mr. Armes. No other executives have employment agreements. The other Named Executive Officers are covered by the Cooper Tire & Rubber Company Change in Control Severance Pay Plan.

At December 31, 2011, approximately 24% of the Company’s workforce was represented by collective bargaining units.

Unconditional Purchase Orders

Noncancelable purchase order commitments for capital expenditures and raw materials, principally natural rubber, made in the ordinary course of business were $161,830 at December 31, 2011.

Labor Issues

The USW and its Local 207L have filed unfair labor practice charges with the NLRB against the Company. The Union asserts that the unfair labor practices arose during negotiations for a new labor contract at the Company’s Findlay, Ohio facility. The Company also filed unfair labor practice charges against the Union. The Company believes none of the charges by the Union have merit, but that facts support the Company’s charges against the Union.

Note 20—Business Segments

The Company has two reportable segments – North American Tire Operations and International Tire Operations. The Company’s reportable segments are each managed separately. The reportable segments are based on components of the Company that engage in business activities that earn revenue and incur expenses and (a) whose operating results are regularly reviewed by the Company’s chief operating decision maker to make decisions about resource allocation and performance and (b) for which discrete financial information is available.

The North American Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also distributes tires for racing, medium truck and motorcycles that are manufactured at the Company’s affiliated operations. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not sell its products directly to end users, except through three Company-owned retail stores, and does not currently manufacture or sell tires for use as original equipment.

The International Tire Operations segment has affiliated operations in the U.K., the Republic of Serbia and the PRC. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for the global market. The Cooper Chengshan Tire joint venture manufactures and markets radial and bias medium truck tires as well as passenger and light truck tires for the global market. Cooper Kunshan Tire currently manufactures light vehicle tires and under an agreement with the government of the PRC, these tires will be exported to markets outside of the PRC until May 2012. Only a small percentage of the tires manufactured by the segment are sold to OEMs.

The following customer of the North American Tire Operations segment contributed ten percent or more of the Company’s total consolidated net sales in 2009, 2010 and 2011. Net sales and percentage of consolidated Company sales for this customer in 2009, 2010 and 2011 were as follows:

	2009		2010		2011
Customer	Net Sales	Consolidated Net Sales	Net Sales	Consolidated Net Sales	Net Sales	Consolidated Net Sales
TBC/Treadways	$331,898	12%	$424,051	13%	$475,586	12%

The accounting policies of the reportable segments are consistent with those described in the Significant Accounting Policies note to the consolidated financial statements. Corporate administrative expenses are allocated to segments based principally on assets, employees and sales. The following table details segment financial information:

	2009	2010	2011
Revenues
North American Tire
External Customers	$1,933,504	$2,356,907	$2,763,462
Intercompany	72,679	66,901	93,464

	2,006,183	2,423,808	2,856,926
International Tire
External Customers	845,486	1,004,077	1,163,696
Intercompany	148,353	268,147	393,384

	993,839	1,272,224	1,557,080
Eliminations and other	(221,032)	(335,048)	(486,848)

Consolidated	2,778,990	3,360,984	3,927,158

Segment profit
North American Tire	110,957	130,694	77,432
International Tire	72,753	82,081	102,720
Unallocated corporate charges and eliminations	(27,441)	(24,401)	(16,851)

Operating profit	156,269	188,374	163,301
Interest income	5,193	5,265	3,190
Other—net	1,272	2,834	3,846
Interest expense	(47,211)	(36,647)	(36,191)

Income from continuing operations before income taxes	115,523	159,826	134,146

Depreciation and amortization expense
North American Tire	76,001	76,065	72,787
International Tire	46,317	46,728	49,778
Corporate	1,193	928	334

Consolidated	123,511	123,721	122,899

Segment assets
North American Tire	857,734	982,001	1,096,083
International Tire	770,557	823,011	884,337
Corporate and other	472,049	500,525	520,585

Consolidated	2,100,340	2,305,537	2,501,005

Expenditures for long-lived assets
North American Tire	41,917	66,100	69,168
International Tire	37,410	37,395	32,849
Corporate	6	16,243	53,389

Consolidated	79,333	119,738	155,406

Geographic information for revenues, based on country of origin, and long-lived assets follows:

	2009	2010	2011
Revenues
United States	$1,889,829	$2,305,020	$2,694,870
PRC	588,136	727,758	833,146
Rest of world	301,025	328,206	399,142

Consolidated	2,778,990	3,360,984	3,927,158

Long-lived assets
United States	458,722	460,362	499,753
PRC	343,228	347,999	354,351
Rest of world	49,021	44,081	114,999

Consolidated	850,971	852,442	969,103

Shipments of domestically-produced products to customers outside the U.S. approximated ten percent of net sales in 2009 and nine percent of net sales in 2010 and 2011.

Note 21—Subsequent Events

On January 17, 2012, the Company acquired certain assets of Trayal Korporacija in Krusevac, Serbia for approximately €13 million ($16.45 million). The assets purchased include land, building and machinery and equipment. In conjunction with the asset acquisition, the Company established Cooper Tire & Rubber Company Serbia d.o.o. (“Cooper Serbia”). Cooper Serbia will be comprised of the assets acquired from Trayal Korporacija, coupled with those assets acquired through additional capital spending. Once operational, Cooper Serbia’s tire-making operations will complement Cooper Europe’s operations and product offerings. The newly formed Serbian entity will be included in the International Tire Operations segment. This transaction is being accounted for as an asset acquisition by the Company.

The Company reached a tentative agreement with USW Local 207L at its facility in Findlay, Ohio. A ratification vote on this agreement was scheduled to occur on February 27, 2012; the outcome of this vote is not known at the time of this filing.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cooper Tire & Rubber Company

We have audited the accompanying consolidated balance sheets of Cooper Tire & Rubber Company (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper Tire & Rubber Company at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cooper Tire & Rubber Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Ernst & Young LLP

Toledo, Ohio

February 27, 2012

SELECTED QUARTERLY DATA	(Unaudited)
(Dollar amounts in thousands except per share amounts.)

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$754,443	$803,959	$882,942	$919,640
Gross profit	85,172	95,382	128,247	111,900
Income from continuing operations available to Cooper Tire & Rubber Company common stockholders	12,336	18,951	44,599	40,445
Basic earnings per share from continuing operations available to Cooper Tire & Rubber Company common stockholders	0.20	0.31	0.73	0.66
Diluted earnings per share from continuing operations available to Cooper Tire & Rubber Company common stockholders	0.20	0.30	0.71	0.64
Revenues from external customers:
North American Tire	$531,717	$574,968	$647,787	$669,336
International Tire	293,557	312,156	325,200	341,311
Eliminations and other	(70,831)	(83,165)	(90,045)	(91,007)

Net sales	$754,443	$803,959	$882,942	$919,640

Segment profit:
North American Tire	$13,602	$19,680	$54,971	$42,441
International Tire	22,550	20,528	20,511	18,492
Eliminations	(509)	42	(1,183)	1,400
Corporate	(2,688)	(6,568)	(7,169)	(7,726)

Operating profit	32,955	33,682	67,130	54,607
Interest expense	(8,730)	(9,149)	(9,397)	(9,371)
Interest income	1,213	771	2,166	1,115
Other – net	237	988	719	890

Income from continuing operations before income taxes	$25,675	$26,292	$60,618	$47,241

Net Income	$17,172	$50,171	$50,308	$46,236
Net Income attributable to Cooper Tire & Rubber Company	$11,576	$44,077	$44,598	$40,198

	2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$905,962	$922,207	$1,053,503	$1,045,486
Gross profit	85,128	72,743	92,985	113,489
Income from continuing operations available to Cooper Tire & Rubber Company common stockholders	15,674	11,523	17,281	209,025
Basic earnings per share from continuing operations available to Cooper Tire & Rubber Company common stockholders	0.25	0.19	0.28	3.36
Diluted earnings per share from continuing operations available to Cooper Tire & Rubber Company common stockholders	0.25	0.18	0.27	3.33
Revenues from external customers:
North American Tire	$647,944	$666,816	$764,681	$777,485
International Tire	363,422	395,620	421,847	376,191
Eliminations and other	(105,404)	(140,229)	(133,025)	(108,190)

Net sales	$905,962	$922,207	$1,053,503	$1,045,486

Segment profit:
North American Tire	$21,529	$3,675	$17,340	$34,888
International Tire	20,072	23,300	30,442	28,906
Eliminations	(1,743)	(990)	356	949
Corporate	(7,675)	(1,732)	(926)	(5,090)

Operating profit	32,183	24,253	47,212	59,653
Interest expense	(9,421)	(9,229)	(8,953)	(8,588)
Interest income	669	901	829	791
Other – net	5,505	143	(124)	(1,678)

Income from continuing operations before income taxes	$28,936	$16,068	$38,964	$50,178

Net Income	$18,477	$14,447	$21,961	$214,718
Net Income attributable to Cooper Tire & Rubber Company	$15,674	$11,523	$17,281	$209,025

COOPER TIRE & RUBBER COMPANY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2009, 2010 and 2011

	Balance at	Additions			Balance
	Beginning	Charged	Business	Deductions	at End
	of Year	To Income	Acquisitions	(a)	of Year
Allowance for doubtful accounts
2009	$10,679,874	$1,990,692	$—	$1,742,585	$10,927,981

2010	$10,927,981	$3,236,138	$—	$3,353,093	$10,811,026

2011	$10,811,026	$2,259,690	$—	$2,448,442	$10,622,274

(a)	Accounts charged off during the year, net of recoveries of accounts previously charged off.

	Balance at	Additions			Balance
	Beginning	Charged	Charged	Deductions	at End
	of Year	To Income	To Equity	(a)	of Year
Tax valuation allowance
2009	$231,270,010	$—	$—	$54,503,772	$176,766,238

2010	$176,766,238	$2,843,723	$4,301,882	$—	$183,911,843

2011	$183,911,843	$13,812,211	$—	$169,453,483	$28,270,571

(a)	Net decrease in tax valuation allowance is primarily a result of net changes in cumulative book/tax timing differences, the write-off of capital loss carry forward and changes in judgment about the realizability of deferred tax assets, plus the impact of the change in the postretirement benefits component of Cumulative other comprehensive loss.

	Balance at	Additions			Balance
	Beginning	Charged	Charged	Deductions	at End
	of Year	To Income	To Equity	(a)	of Year
Lower of cost or market inventory reserve
2009	$10,237,000	$—	$—	$10,237,000	$—

2010	$—	$—	$—	$—	$—

2011	$—	$—	$—	$—	$—

(a)	Decrease in lower of cost or market reserve as a result of lower raw material costs and increased sales prices.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

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

The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of December 31, 2011 (“Evaluation Date”)). Based on its evaluation, its CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2011. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011, based on criteria in Internal Control – Integrated Framework issued by the COSO, and that the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, the independent registered public accounting firm that has audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2011.

(c) Report of the Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cooper Tire & Rubber Company

We have audited Cooper Tire & Rubber Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cooper Tire & Rubber Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cooper Tire & Rubber Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cooper Tire & Rubber Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Ernst & Young LLP

Toledo, Ohio

February 27, 2012

(d) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND CORPORATE GOVERNANCE

Information concerning the Company’s directors, corporate governance guidelines, Compensation Committee and Nominating and Governance Committee will appear in the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, which will be herein incorporated by reference.

AUDIT COMMITTEE

Information regarding the Audit Committee, including the identification of the Audit Committee members and the “audit committee financial expert,” will appear in the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, which will be herein incorporated by reference.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will appear in the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, which will be herein incorporated by reference.

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

Information regarding executive and director compensation, Compensation Committee Interlocks and Insider Participation, and the Compensation Committee Report will appear in the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, which will be herein incorporated by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management of the Company’s voting securities and equity securities will appear in the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, which will be herein incorporated by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 regarding the Company’s equity compensation plans, all of which were approved by the Company’s security holders:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	2,084,954	$11.63	3,546,110
Equity compensation plans not approved by stockholders	—	—	—

Total	2,084,954	$11.63	3,546,110

Additional information on equity compensation plans is contained in the “Stock-Based Compensation” note to the consolidated financial statements.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no transactions with related persons during 2011.

Information regarding the independence of the Company’s directors will appear in the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, which will be herein incorporated by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the Company’s independent auditor will appear in the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, which will be herein incorporated by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

2. Financial Statement Schedule

Valuation and qualifying accounts—Allowance for doubtful accounts, tax valuation allowance and lower of cost or market inventory reserve	69

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

Date: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roy V. Armes ROY V. ARMES	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2012

/s/ Bradley E. Hughes BRADLEY E. HUGHES	Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2012

/s/ Robert W. Huber ROBERT W. HUBER	Director of External Reporting (Principal Accounting Officer)	February 27, 2012

THOMAS P. CAPO*	Director	February 27, 2012

STEVEN M. CHAPMAN*	Director	February 27, 2012

JOHN J. HOLLAND*	Director	February 27, 2012

JOHN F. MEIER*	Director	February 27, 2012

CYNTHIA A. NIEKAMP	Director	February 27, 2012

JOHN H. SHUEY*	Director	February 27, 2012

RICHARD L. WAMBOLD*	Director	February 27, 2012

ROBERT D. WELDING*	Director	February 27, 2012

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-indicated directors of the registrant and filed herewith as Exhibit 24 on behalf of the registrant.

*By:	/s/ Stephen Zamansky
STEPHEN ZAMANSKY, Attorney-in-fact

EXHIBIT INDEX

(3)	Certificate of Incorporation and Bylaws

	(i)	Restated Certificate of Incorporation, as amended and filed with the Secretary of State of Delaware on May 4, 2010, incorporated herein by reference from Exhibit 3(i) of the Company’s Form 10-Q for the quarter ended March 31, 2010

	(ii)	Bylaws, as amended as of May 4, 2010, are incorporated herein by reference from Exhibit 3(ii) to the Company’s Form 10-Q for the quarter ended March 31, 2010

(4)	(i)	Prospectus Supplement dated March 20, 1997 for the issuance of $200,000,000 notes is incorporated herein by reference from Form S-3 – Registration Statement No. 33-44159

	(ii)	Prospectus Supplement dated December 8, 1999 for the issuance of an aggregate $800,000,000 notes is incorporated herein by reference from Form S-3 – Registration Statement No. 333-89149

(10)	(i)	Employment Agreement Amended and Restated dated as of December 22, 2008 between Cooper Tire & Rubber Company and Roy V. Armes is incorporated herein by reference from Exhibit (10)(i) of the Company’s 10-K for the year ended December 31, 2008*

	(ii)	Description of management contracts, compensatory plans, contracts, or arrangements will be herein incorporated by reference from the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders*

	(iii)	Purchase and Sale Agreement dated as of August 30, 2006, by and among Cooper Tire & Rubber Company, Oliver Rubber Company and Cooper Receivables LLC is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated August 30, 2006

	(iv)	Receivables Purchase Agreement dated as of August 30, 2006, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, PNC Bank, National Association, and the various purchaser groups from time to time party thereto is incorporated herein by reference from Exhibit (10)(2) of the Company’s Form 8-K dated August 30, 2006

	(v)	First Amendment to Receivables Purchase Agreement, dated as of November 30, 2006, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company and PNC Bank, National Association is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated November 30, 2006

	(vi)	Second Amendment to Receivables Purchase Agreement, dated as of August 5, 2010, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company and PNC Bank, National Association is incorporated herein by reference from Exhibit 10(1) of the Company’s Form 8-K dated August 9, 2010

	(vii)	Third Amendment to Amended and Restated Receivables Purchase Agreement, dated June 2, 2011, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, Market Street Funding LLC and PNC Bank, National Association is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated June 8, 2011

	(viii)	Fourth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of July 27, 2011, by and among Cooper Tire & Rubber Company, Cooper Receivables LLC, Market Street Funding LLC and PNC Bank, National Association is incorporated herein by reference from Exhibit (10)(ii) of the Company’s Form 8-K dated August 2, 2011

	(ix)	Second Amendment to Receivable Purchase Agreement, dated as of March 9, 2007, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, Market Street Funding LLC and PNC Bank, National Association is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated March 9, 2007

	(x)	First Amendment to Purchase and Sale Agreement, dated as of September 14, 2007, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, PNC Bank, National Association, and Market Street Funding LLC is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated September 14, 2007

	(xi)	Amended and Restated Receivables Purchase Agreement, dated as of September 14, 2007, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, PNC Bank, National Association and Market Street Funding LLC is incorporated herein by reference from Exhibit (10)(2) of the Company’s Form 8-K dated September 14, 2007

(xii)	Loan and Security Agreement dated as of November 9, 2007, by and among Cooper Tire & Rubber Company, Max-Trac Tire Co., Inc., Bank of America, N.A. (as Administrative Agent and Collateral Agent); PNC Bank, National Association (as Syndication Agent); Banc of America Securities LLC and PNC Capital Markets LLC (as Joint Book Managers and Joint Lead Arrangers); National City Business Credit, Inc. and JP Morgan Chase Bank, N.A. (as Co-Documentation Agents); and Bank of America, N.A.; PNC Bank, National Association; National City Business Credit, Inc.; Keybank National Association; Fifth Third Bank; and JP Morgan Chase Bank, N.A. (as Lenders) is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated November 9, 2007

(xiii)	First Amendment to Loan and Security Agreement dated as of July 8, 2010, by and among Cooper Tire & Rubber Company, Max-Trac Tire Co., Inc., Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) for the Lenders, and the Lenders party hereto is incorporated herein by reference from Exhibit 10(xi) of the Company’s Form 10-K for the year ended December 31, 2010.

(xiv)	Loan and Security Agreement, dated as of July 27, 2011, by and among Cooper Tire & Rubber Company, Max-Trac Tire Co., Inc., certain financial institutions named therein (as Lenders), Bank of America, N.A. (as Administrative Agent and Collateral Agent), PNC Bank, National Association (as Syndication Agent), Banc of America Securities LLC and PNC Capital Markets LLC (as Joint Book Managers and Joint Lead Arrangers) and JPMorgan Chase Bank, N.A. (as Documentation Agent) is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated August 2, 2011.

(xv)	Pledge Agreement, dated as of November 9, 2007, by and among Cooper Tire & Rubber Company and Bank of America, N.A. is incorporated herein by reference from Exhibit (10)(2) of the Company’s Form 8-K dated November 9, 2007

(xvi)	Intercreditor Agreement, dated as of November 9, 2007, by and among Cooper Tire & Rubber Company; Cooper Receivables LLC; PNC Bank, National Association (as Administrator); and Bank of America, N.A. (as Administrative Agent and Collateral Agent) is incorporated herein by reference from Exhibit (10)(3) of the Company’s Form 8-K dated November 9, 2007

(xvii)	1991 Stock Option Plan for Non-Employee Directors is incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 26, 1991*

(xviii)	1998 Incentive Compensation Plan and 1998 Employee Stock Option Plan are incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 24, 1998*

(xix)	1998 Non-Employee Directors Compensation Deferral Plan Amended and Restated as of January 1, 2011*

(xx)	2001 Incentive Compensation Plan is incorporated herein by reference from the Appendix A to the Company’s Proxy Statement dated March 20, 2001*

(xxi)	2010 Incentive Compensation Plan is incorporated herein by reference from the Appendix B to the Company’s Proxy Statement dated March 25, 2010*

(xxii)	Executive Deferred Compensation Plan Amended and Restated as of January 1, 2008*

(xxiii)	Form of Participation Agreement for Executive Deferred Compensation Plan Amended and Restated as of January 1, 2008*

(xxiv)	2002 Non-Employee Directors Stock Option Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated March 27, 2002*

(xxv)	2006 Incentive Compensation Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated March 21, 2006*

(xxvi)	Change in Control Severance Pay Plan (Amended and Restated as of August 4, 2010) is incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K dated August 6, 2010

(xxvii)	Written Description of Changes to Independent Director Compensation and Stock Ownership Guidelines (as approved by the Board of Directors on August 3, 2011) is incorporated herein by reference from Exhibit (10)(iii) of the Company’s Form 10-Q for the quarter ended September 30, 2011

(xxviii)	Form of Confidentiality and Non-Compete Agreement for the Cooper Tire & Rubber Company Change in Control Severance Pay Plan is incorporated herein by reference from Exhibit (10)(iii) of the Company’s Form 10-Q for the quarter ended September 30, 2011

(xxix)	Form of Indemnification Agreement for Directors and Officers is incorporated herein by reference from Exhibit 10.1 of the Company’s Form 8-K dated December 20, 2006

	(xxx)	Nonqualified Key Employee Deferred Compensation Plan effective as of June 1, 1999*

	(xxxi)	Form of Participation Agreement for the Nonqualified Key Employee Deferred Compensation Plan effective as of June 1, 1999”

	(xxxii)	Stock Purchase Agreement dated as of September 16, 2004 by and among Cooper Tire & Rubber Company, Cooper Tyre & Rubber Company UK Limited and CSA Acquisition Corp. is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended September 30, 2004

	(xxxiii)	First Amendment to Stock Purchase Agreement dated as of December 3, 2004 by and among Cooper Tire & Rubber Company, Cooper Tyre & Rubber Company UK Limited and CSA Acquisition Corp. is herein incorporated by reference from Exhibit (xxvi) of the Company’s Form 10-K for the year ended December 31, 2004

	(xxxiv)	Sino-Foreign Equity Joint Venture Contract for Cooper Chengshan (Shandong) Passenger Tire Company Ltd. by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Tire Investment Holding (Barbados) Ltd. and Joy Thrive Investments Limited is incorporated herein by reference from Exhibit (xxvii) of the Company’s Form 10-K for the year ended December 31, 2005

	(xxxv)	Asset Purchase Agreement by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Chengshan (Shandong) Passenger Tire Company Ltd. and Chengshan Group Limited is incorporated herein by reference from Exhibit (xxviii) of the Company’s Form 10-K for the year ended December 31, 2005

	(xxxvi)	Sino-Foreign Equity Joint Venture Contract for Cooper Chengshan (Shandong) Tire Company Ltd. by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Tire Investment Holding (Barbados) Ltd. and Joy Thrive Investments Limited is incorporated herein by reference from Exhibit (xxix) of the Company’s Form 10-K for the year ended December 31, 2005

	(xxxvii)	Asset Purchase Agreement by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Chengshan (Shandong) Tire Company Limited and Chengshan Group Company Limited is incorporated herein by reference from Exhibit (xxx) of the Company’s Form 10-K for the year ended December 31, 2005

	(xxxviii)	Share Purchase Agreement by and among Chengshan Group Company Limited and CTB (Barbados) Investment Co. Ltd. is incorporated herein by reference from Exhibit (xxxii) of the Company’s Form 10-K for the year ended December 31, 2005

	(xxxix)	Supplementary Agreement by and among Shandong Chengshan Tire Company Limited by Shares, Cooper Tire Investment Holding (Barbados) Ltd., Joy Thrive Investments Limited, Chengshan Group Company Limited and CTB (Barbados) Investment Co., Ltd. Is incorporated herein by reference from Exhibit (xxxviii) of the Company’s Form 10-K for the year ended December 31, 2006

(21)		Subsidiaries of the Registrant

(23)		Consent of Independent Registered Public Accounting Firm

(24)		Power of Attorney

(31.1)		Certification of Chief Executive Officer pursuant to Rule 13a–14(a)/15d–14(a) of the Exchange Act

(31.2)		Certification of Chief Financial Officer pursuant to Rule 13a–14(a)/15d–14(a) of the Exchange Act

(32)		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)*		XBRL Instance Document

(101.SCH)*		XBRL Taxonomy Extension Schema Document

(101.DEF)*		XBRL Taxonomy Extension Definition Linkbase Document

(101.CAL)*		XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)*		XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)*		XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contracts or compensatory plans or arrangements.