Form 10-Q
period 2012-03-31
COOPER TIRE & RUBBER CO
filed 2012-05-02
CIK 24491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Number of shares of common stock of registrant outstanding

at March 31, 2012: 62,314,272

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per-share amounts)

	December 31,	March 31,
	2011	2012
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$233,710	$257,644
Notes receivable	71,661	77,583
Accounts receivable, less allowances of $10,622 at 2011 and $11,150 at 2012	427,782	480,035
Inventories at lower of cost or market:
Finished goods	294,384	319,541
Work in process	40,899	47,703
Raw materials and supplies	130,110	124,063

	465,393	491,307
Other current assets	65,434	66,547

Total current assets	1,263,980	1,373,116
Property, plant and equipment:
Land and land improvements	32,432	32,559
Buildings	305,581	306,035
Machinery and equipment	1,739,241	1,797,489
Molds, cores and rings	231,824	236,630

	2,309,078	2,372,713
Less accumulated depreciation and amortization	1,339,975	1,373,577

Net property, plant and equipment	969,103	999,136
Goodwill	18,851	18,851
Intangibles, net of accumulated amortization of $25,759 at 2011 and $26,131 at 2012	17,352	16,981
Restricted cash	2,475	10,199
Deferred income taxes	197,580	193,480
Other assets	31,664	29,091

Total assets	$2,501,005	$2,640,854

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$131,651	$140,816
Accounts payable	339,215	408,353
Accrued liabilities	152,306	186,020
Income taxes	6,646	8,534
Current portion of long-term debt	21,199	11,367

Total current liabilities	651,017	755,090
Long-term debt	329,496	334,810
Postretirement benefits other than pensions	293,267	294,942
Pension benefits	360,632	355,450
Other long-term liabilities	168,703	170,368
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued	87,850	87,850
Capital in excess of par value	1,042	2,290
Retained earnings	1,464,392	1,479,411
Cumulative other comprehensive loss	(520,878)	(510,443)

	1,032,406	1,059,108
Less: common shares in treasury at cost (25,551,636 at 2011 and 25,536,020 at 2012)	(454,605)	(454,295)

Total parent stockholders’ equity	577,801	604,813
Noncontrolling shareholders’ interests in consolidated subsidiaries	120,089	125,381

Total equity	697,890	730,194

Total liabilities and equity	$2,501,005	$2,640,854

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollar amounts in thousands except per-share amounts)

	Three months ended March 31,
	2011	2012
Net sales	$901,794	$984,258
Cost of products sold	820,834	878,829

Gross profit	80,960	105,429
Selling, general and administrative	48,777	57,719

Operating profit	32,183	47,710

Interest expense	9,421	8,475
Interest income	(669)	(651)
Other income	(5,505)	(465)

Income before income taxes	28,936	40,351

Income tax expense	10,459	12,301

Net income	18,477	28,050

Net income attributable to noncontrolling shareholders’ interests	2,803	6,482

Net income attributable to Cooper Tire & Rubber Company	$15,674	$21,568

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.25	$0.35

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.25	$0.34

Dividends per share	$0.105	$0.105

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2011	2012
Net income	$18,477	$28,050
Other comprehensive income
Cumulative currency translation adjustments
Foreign currency translation adjustments	9,470	11,407
Currency loss recognized as part of acquisition of noncontrolling shareholder interest	4,893	—

Cumulative currency translation adjustments	14,363	11,407

Financial instruments
Change in the fair value of derivatives and marketable securities	(3,138)	(5,494)
Income tax benefit on derivative instruments	326	1,969

Financial instruments, net of tax	(2,812)	(3,525)
Postretirement benefit plans
Amortization of actuarial loss	9,332	11,783
Amortization of prior service credit	(360)	(356)
Income tax provision on postretirement benefit plans	(475)	(4,155)
Foreign currency translation effect	(2,248)	(2,415)

Postretirement benefit plans, net of tax	6,249	4,857

Other comprehensive income	17,800	12,739

Comprehensive income	36,277	40,789
Less comprehensive income attributable to noncontrolling shareholders’ interests	4,432	8,786

Comprehensive income attributable to Cooper Tire & Rubber Company	$31,845	$32,003

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands)

	Three Months ended March 31,
	2011	2012
Operating activities:
Net income	$18,477	$28,050
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	29,658	31,769
Amortization	337	335
Deferred income taxes	993	2,506
Stock based compensation	979	1,391
Change in LIFO inventory reserve	60,448	8,801
Amortization of unrecognized postretirement benefits	8,829	11,427
Loss on sale of assets	2,694	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(43,827)	(56,638)
Inventories	(136,086)	(30,477)
Other current assets	4,914	(9,273)
Accounts payable	12,506	67,940
Accrued liabilities	29,485	28,769
Other items	(30,866)	(2,377)

Net cash provided by (used in) operating activities	(41,459)	82,223

Investing activities:
Additions to property, plant and equipment	(35,903)	(37,062)
Acquisition of business, net of cash acquired	(17,380)	—
Acquisition of assets in Serbia	—	(18,534)
Proceeds from the sale of assets	3,450	—

Net cash used in investing activities	(49,833)	(55,596)

Financing activities:
Net borrowings of (payments on) short-term debt	(20,822)	8,317
Additions to long-term debt	7,625	6,927
Repayments of long-term debt	—	(11,445)
Acquisition of noncontrolling shareholder interest	(116,500)	—
Payment of dividends	(6,514)	(6,543)
Issuance of common shares and excess tax benefits on options	2,790	176

Net cash used in financing activities	(133,421)	(2,568)
Effects of exchange rate changes on cash	(161)	(125)

Changes in cash and cash equivalents	(224,874)	23,934

Cash and cash equivalents at beginning of year	413,359	233,710

Cash and cash equivalents at end of period	$188,485	$257,644

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per-share amounts)

1.	Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. There is a year-round demand for the Company’s passenger and truck replacement tires, but sales of light vehicle replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

The Company consolidates into its financial statements the accounts of the Company, all wholly-owned subsidiaries, and any partially-owned subsidiary that the Company has the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50% owned are consolidated, investments in affiliates of 50% or less but greater than 20% are accounted for using the equity method, and investments in affiliates of 20% or less are accounted for using the cost method. The Company does not consolidate any entity for which it has a variable interest based solely on power to direct the activities and significant participation in the entity’s expected results that would not otherwise be consolidated based on control through voting interests. Further, the Company’s joint ventures are businesses established and maintained in connection with the Company’s Current operating strategy. All intercompany transactions and balances have been eliminated.

Certain reclassifications of prior period amounts have been made to conform to current classifications. On the 2011 Condensed Consolidated Statement of Income, co-op advertising expense has been reclassified from Selling, General & Administrative expense to a reduction of revenue as a component of Net sales. Classification as a reduction of revenue more appropriately reflects the nature of the Company’s current co-op advertising programs.

Accounting Pronouncements—Recently Adopted

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update eliminates the option to present components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. The amendments under this update defer only a portion of ASU 2011-05, and accordingly, the components of other comprehensive income are still required to be presented either in a single continuous statement or in two separate but consecutive statements. This accounting standards update, as amended, was adopted using the two statement approach in the first quarter of 2012 and was applied retrospectively for all prior periods presented. The adoption of this accounting standards update did not have an impact on the Company’s results within the consolidated financial statements; however, it did change the financial statement presentation.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendments in this update clarify requirements of fair value measurements and related disclosures. This accounting standards update was adopted in the first quarter of 2012 and was applied retrospectively for all prior periods presented. The adoption of this accounting standards update did not have an impact on the Company’s consolidated financial statements.

2.	Asset Acquisition

On January 17, 2012, the Company acquired certain assets of Trayal Korporacija in Krusevac, Serbia for approximately $18,500, including transaction costs. The assets purchased include land, building and certain machinery and equipment. In conjunction with the asset acquisition, the Company established Cooper Tire & Rubber Company Serbia d.o.o. (“Cooper Serbia”). Cooper Serbia will be comprised of the assets acquired from Trayal Korporacija, coupled with those assets acquired through additional capital spending. Cooper Serbia’s tire-making operations will complement Cooper Europe’s operations and product offerings. The newly formed Serbian entity is included in the International Tire Operations segment. This transaction was accounted for as an asset acquisition by the Company.

During the first quarter of 2012, the Company received approximately $10,600 of grants from the government of Serbia to be used to fund capital expenditures. The Company does not have to re-pay the grant contingent upon the Company investing approximately $63,700 (including the original $18,500 from above) over the next three years and maintaining a minimum employment level during the period. The Company intends to satisfy the criteria listed so no funds will need to be re-paid. At March 31, 2012, the Company has recorded $7,700 of restricted cash on the Condensed Consolidated Balance Sheets representing the proportionate share of the capital expenditures yet to be made. Should the Company fail to meet these criteria, the Company will be required to repay the entire amount of the government grant.

3.	Earnings Per Share

Net income per share is computed on the basis of the weighted average number of common shares outstanding each year. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2011	2012
Numerator
Numerator for basic and diluted earnings per share—Net income attributable to common stockholders	$15,674	$21,568

Denominator
Denominator for basic earnings per share—weighted average shares outstanding	61,850	62,310
Effect of dilutive securities—stock options and other stock units	1,335	654

Denominator for diluted earnings per share—adjusted weighted average share outstanding	63,185	62,964

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.25	$0.35

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.25	$0.34

Options to purchase shares of the Company’s common stock not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares were 8,000 and 886,152 in 2011 and 2012, respectively. These options could be dilutive in the future depending on the performance of the Company’s stock.

4.	Fair Value of Financial Instruments

Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. The change in values of the fair value foreign currency hedges offset exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish krona, Norwegian krone, Mexican peso and Chinese yuan generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2011 and March 31, 2012 was $263,944 and $286,291, respectively. The counterparties to each of these agreements are major commercial banks.

The Company uses foreign currency forward contracts as hedges of the fair value of certain non-U.S. dollar denominated asset and liability positions, primarily accounts receivable and debt. Gains and losses resulting from the impact of currency exchange rate movements on these forward contracts are recognized in the accompanying Condensed Consolidated Statements of Income in the period in which the exchange rates change and offset the foreign currency gains and losses on the underlying exposure being hedged.

Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately $6,009 and $515 as of December 31, 2011 and March 31, 2012, respectively) are recorded as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets and reclassified into earnings as the hedged transactions occur.

The Company assesses hedge ineffectiveness quarterly using the hypothetical derivative methodology. In doing so, the Company monitors the actual and forecasted foreign currency sales and purchases versus the amounts hedged to identify any hedge ineffectiveness. Any hedge ineffectiveness is recorded as an adjustment in the accompanying Condensed Consolidated Statements of Income in the period in which the ineffectiveness occurs. The Company also performs regression analysis comparing the change in value of the hedging contracts versus the underlying foreign currency sales and purchases, which confirms a high correlation and hedge effectiveness.

The following table presents the location and amounts of derivative instrument fair values in the Condensed Consolidated Balance Sheets:

(assets)/liabilities	December 31, 2011		March 31, 2012
Derivatives designated as hedging instruments	Accrued liabilities	$(6,214)	Accrued liabilities	$(509)
Derivatives not designated as hedging instruments	Accrued liabilities	$345	Accrued liabilities	$(119)

The following table presents the location and amount of gains and losses on derivative instruments in the Condensed Consolidated Statements of Income:

Derivatives Designated as Cash Flow Hedges	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Cumulative Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Three Months Ended March 31, 2011	$(4,471)	$(1,318)	$(114)
Three Months Ended March 31, 2012	$(1,952)	$3,542	$212

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives Three Months Ended March 31,
		2011	2012
Foreign exchange contracts	Other income	$129	$464

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

The valuation of foreign exchange forward contracts was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2011 and March 31, 2012, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements Using
Foreign Exchange Contracts	Total Derivative (Assets) Liabilities	Quoted Prices in Active Markets for Identical Instruments Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
December 31, 2011	$(5,869)	—	$(5,869)	—
March 31, 2012	$(628)	—	$(628)	—

The following tables present the carrying amounts and fair values for the Company’s financial instruments carried at cost on the Condensed Consolidated Balance Sheets. The fair value of the Company’s debt is based upon the market price of the Company’s publicly-traded debt. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2011
		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Instruments Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Cash and cash equivalents	$233,710	$233,710	$—	$—
Notes receivable	71,661	71,661	—	—
Notes payable	(131,651)	(131,651)	—	—
Current portion of long-term debt	(21,199)	(21,199)	—	—
Long-term debt	(329,496)	(325,596)	—	—

	March 31, 2012
		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Instruments Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Cash and cash equivalents	$257,644	$257,644	$—	$—
Notes receivable	77,583	77,583	—	—
Notes payable	(140,816)	(140,816)	—	—
Current portion of long-term debt	(11,367)	(11,367)	—	—
Long-term debt	(334,810)	(335,310)	—	—

5.	Business Segments

The following table details information on the Company’s operating segments.

	Three months ended March 31,
	2011	2012
Revenues:
North American Tire
External customers	$618,273	$670,030
Intercompany	25,503	27,477

	643,776	697,507
International Tire
External customers	283,521	314,228
Intercompany	79,901	90,233

	363,422	404,461
Eliminations	(105,404)	(117,710)

Net sales	$901,794	$984,258

Segment profit (loss):
North American Tire	$21,529	$22,840
International Tire	20,072	32,640
Eliminations	(1,743)	(524)
Unallocated corporate charges	(7,675)	(7,246)

Operating profit	32,183	47,710
Interest expense	(9,421)	(8,475)
Interest income	669	651
Other income	5,505	465

Income before income taxes	$28,936	$40,351

6.	Inventories

Inventory costs are determined using the last-in, first-out (“LIFO”) method for substantially all U.S. inventories. The current cost of this inventory under the first-in, first-out (“FIFO”) method was $442,128 and $478,340 at December 31, 2011 and March 31, 2012, respectively. These FIFO values have been reduced by approximately $236,532 and $245,332 at December 31, 2011 and March 31, 2012, respectively, to arrive at the LIFO value reported on the Condensed Consolidated Balance Sheets. The remaining inventories have been valued under the FIFO or average cost method. All inventories are stated at the lower of cost or market.

7.	Stock-Based Compensation

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

The following table discloses the amount of stock–based compensation expense for the three-month period ended March 31, 2011 and 2012:

	Three months ended March 31,
	2011	2012
Stock options	$493	$779
Restricted stock units	282	312
Performance based units	204	300

Total stock based compensation	$979	$1,391

Stock Options

In February 2011, executives participating in the 2011 - 2013 Long-Term Incentive Plan were granted 297,820 stock options which will vest one third each year through March 2014. In February 2012, executives participating in the 2012 - 2014 Long-Term Incentive Plan were granted 589,934 stock options which will vest one third each year through March 2015. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weight-average assumptions:

	2011	2012
Risk-free interest rate	2.7%	1.2%
Dividend yield	1.8%	2.7%
Expected volatility of the Company's common stock	0.615	0.644
Expected life in years	6.0	6.0

The weighted average fair value of options granted in 2011 and 2012 was $11.57 and $7.33, respectively.

The following table provides details of the stock option activity for the three months ended March 31, 2012:

Number of Shares
Outstanding at January 1, 2012	1,737,881
Granted	589,934
Exercised	(11,575)
Expired	(18,800)
Cancelled	(500)

Outstanding at March 31, 2012	2,296,940
Exercisable	1,111,502

Restricted Stock Units (RSUs)

The following table provides details of the nonvested RSU activity for the three months ended March 31, 2012:

Number of Restricted Units
Nonvested at January 1, 2012	186,805

Granted	3,000
Vested	(18,586)
Accrued dividend equivalents	1,196

Nonvested at March 31, 2012	172,415

Performance Stock Units (PSUs)

Executives participating in the Company’s Long-Term Incentive Plan for the plan year 2010 – 2012, earn PSUs and cash. Units and cash earned during 2010 and any units and cash earned during 2012 will vest at December 31, 2012. No units or cash were earned in 2011.

Executives participating in the Company’s Long-Term Incentive Plan for the plan year 2011 – 2013, earn PSUs and cash. Any units and cash earned during 2012 will vest at December 31, 2013. No units or cash were earned in 2011.

Executives participating in the Company’s Long-Term Incentive Plan for the plan year 2012 – 2014, earn PSUs and cash. Any units and cash earned during 2012 will vest at December 31, 2014.

The following table provides details of the nonvested PSUs under the Company’s Long-Term Incentive Plans:

Performance stock units outstanding at January 1, 2012	61,450
Accrued dividend equivalents	438

Performance stock units outstanding at March 31, 2012	61,888

The Company’s RSUs and PSUs are not participating securities. These units will be converted into shares of Company common stock in accordance with the distribution date indicated in the agreements. RSUs earn dividend equivalents from the time of the award until distribution is made in common shares. PSUs earn dividend equivalents from the time the units have been earned based upon Company performance metrics, until distribution is made in common shares. Dividend equivalents are only earned subject to vesting of the underlying RSUs or PSUs, accordingly, such units do not represent participating securities.

8.	Pensions and Postretirement Benefits Other than Pensions

The following table discloses the amount of net periodic benefit costs for the three months ended March 31, 2011 and 2012 for the Company’s defined benefit plans and other postretirement benefits:

	Pension Benefits - Domestic		Pension Benefits - International
	2011	2012	2011	2012
Components of net periodic benefit cost:
Service cost	$1,925	$2,354	$624	$751
Interest cost	11,250	10,714	4,498	4,151
Expected return on plan assets	(12,526)	(10,754)	(4,158)	(3,576)
Amortization of prior service cost	—	—	(188)	(184)
Amortization of actuarial loss	7,575	9,205	1,442	1,809

Net periodic benefit cost	$8,224	$11,519	$2,218	$2,951

	Other Post Retirement Benefits
	2011	2012
Components of net periodic benefit cost:
Service cost	$776	$1,040
Interest cost	3,462	3,133
Amortization of prior service cost	(172)	(172)
Amortization of actuarial loss	315	769

Net periodic benefit cost	$4,381	$4,770

On March 5, 2012, the Company announced pension benefits in the Cooper Avon Pension Plan would be frozen effective April 6, 2012. The Company is expected to recognize a pre-tax pension curtailment gain of approximately $7,000 related to the announced pension plan benefit freeze in the second quarter of 2012 consistent with the timing of the plan amendment executed on April 4, 2012.

9.	Stockholders’ Equity

The following table reconciles the beginning and end of the period equity accounts attributable to Cooper Tire & Rubber Company and to the noncontrolling shareholders’ interests:

	Total Parent Stockholders’ Equity	Noncontrolling Shareholders’ Interests in Consolidated Subsidiaries	Total Stockholders’ Equity
Balance at December 31, 2011	$577,801	$120,089	$697,890
Net income	21,568	6,482	28,050
Other comprehensive income	10,435	2,304	12,739
Dividends payable to noncontrolling shareholders	—	(3,494)	(3,494)
Stock compensation plans, including tax benefit of $4	1,552	—	1,552
Cash dividends—$.105 per share	(6,543)	—	(6,543)

Balance at March 31, 2012	$604,813	$125,381	$730,194

10.	Comprehensive Income Attributable to Noncontrolling Shareholders’ Interests

The following table provides the details of the comprehensive income attributable to noncontrolling shareholders’ interests:

	Three months ended March 31,
	2011	2012
Net income attributable to noncontrolling shareholders’ interests	$2,803	$6,482
Other comprehensive income:
Currency translation adjustments	1,629	2,304

Comprehensive income attributable to noncontrolling shareholders’ interests	$4,432	$8,786

11.	Product Warranty Liabilities

The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liability reserves:

	2011	2012
Reserve at January 1	$24,924	$27,400
Additions	8,751	7,186
Payments	(5,756)	(5,275)

Reserve at March 31	$27,919	$29,311

12.	Contingent Liabilities

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

The fact that the Company is a defendant in products liability lawsuits is not surprising given the current litigation climate, which is largely confined to the United States. However, the fact that the Company is subject to claims does not indicate that there is a quality issue with the Company’s tires. The Company sells approximately 30 to 35 million passenger, light truck, SUV, radial medium truck and motorcycle tires per year in North America. The Company estimates that approximately 300 million Cooper-produced tires - made up of thousands of different specifications - are still on the road in North America. While tire disablements do occur, it is the Company’s and the tire industry’s experience that the vast majority of tire failures relate to service-related conditions, which are entirely out of the Company’s control - such as failure to maintain proper tire pressure, improper maintenance, road hazard and excessive speed.

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

The Company determines its reserves using the number of incidents expected during a year. During the first quarter of 2012, the Company increased its products liability reserve by $19,537. The addition of another year of self-insured incidents accounted for $11,486 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims. These revisions increased the reserve by $2,754. Finally, changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $5,297.

The time frame for the payment of a products liability claim is too variable to be meaningful. From the time a claim is filed to its ultimate disposition depends on the unique nature of the case, how it is resolved—claim dismissed, negotiated settlement, trial verdict and appeals process—and is highly dependent on jurisdiction, specific facts, the plaintiff’s attorney, the court’s docket and other factors. Given that some claims may be resolved in weeks and others may take five years or more, it is impossible to predict with any reasonable reliability the time frame over which the accrued amounts may be paid.

The Company paid $18,409 during the first quarter of 2012 to resolve cases and claims. The Company’s products liability reserve balance at December 31, 2011 totaled $207,353 (the current portion of $58,476 is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets) and the balance at March 31, 2012 totaled $208,481 (current portion of $58,301).

The products liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company offset by recoveries of legal fees. Legal costs are expensed as incurred and products liability insurance premiums are amortized over coverage periods.

For the three-month periods ended March 31, 2011 and 2012, products liability expenses totaled $25,417 and $26,997, respectively. Products liability expenses are included in Cost of goods sold in the Condensed Consolidated Statements of Income.

13.	Income Taxes

For the quarter ended March 31, 2012, the Company recorded an income tax expense for continuing operations of $12,301 as compared to $10,459 for the comparable period in 2011. The provision includes a tax expense for discrete items of $81. This primarily includes net interest from tax payables and refunds.

The effective tax rate for the three-month period for continuing operations is 30.3 percent, exclusive of discrete items, using the applicable effective tax rate determined using the forecasted multi-jurisdictional annual effective tax rates. For comparable periods in 2011, the effective tax rate for continuing operations, exclusive of discrete items, was 26.9 percent.

Tax expense for the quarter increased by $1,842. This increase relates primarily to the impact from increase in earnings at the U.S. statutory rate of $3,993, differences in the effective tax rates of international operations and the impact of the changes in the mix of earnings or loss by jurisdiction of $435 and decreased discrete tax expense of ($2,586).

The Company continues to maintain a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” against a portion of its U.S. and non-U.S. deferred tax asset position, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a capital loss carryforward by a valuation allowance of $19,838. In addition, the Company has recorded valuation allowances of $9,142 relating primarily to non-U.S. net operating losses for a total valuation allowance of $28,980. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.

The Company maintains an ASC 740-10, “Accounting for Uncertainty in Income Taxes” liability for unrecognized tax benefits for permanent and temporary book/tax differences for continuing operations. At March 31, 2012, the Company’s liability, exclusive of interest, totals approximately $987. The Company accrued no additional interest expense for the quarter.

At March 31, 2012, the Company has receivables for approximately $4,886 of U.S. cash tax refunds, including interest. It is anticipated that we will collect or apply the majority of these receivables in 2012 with the final settlement of the IRS audit for years 2006 - 2010 which was effectively settled at December 31, 2011.

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by tax authorities for years prior to 2005.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presents information related to the consolidated results of the operations of the Company, a discussion of past results for both of the Company’s segments, future outlook for the Company and information concerning the liquidity and capital resources of the Company. The Company’s future results may differ materially from those indicated herein, for reasons including those indicated under the forward-looking statements heading below.

Consolidated Results of Operations

(Dollar amounts in millions except per share amounts)

	Three months ended March 31,
	2011	Change	2012
Revenues:
North American Tire
External customers	$618.3	8.4%	$670.0
Intercompany	25.5	7.8%	27.5

	643.8	8.3%	697.5
International Tire
External customers	283.5	10.8%	314.2
Intercompany	79.9	12.9%	90.2

	363.4	11.3%	404.4
Eliminations	(105.4)	11.7%	(117.7)

Net sales	$901.8	9.1%	$984.2

Segment profit (loss):
North American Tire	$21.5	6.0%	$22.8
International Tire	20.1	62.2%	32.6
Unallocated corporate charges	(7.7)	-6.5%	(7.2)
Eliminations	(1.7)	-70.6%	(0.5)

Operating profit	32.2	48.1%	47.7
Interest expense	9.4	-9.6%	8.5
Interest income	(0.7)	0.0%	(0.7)
Other income	(5.5)	-90.9%	(0.5)

Income before income taxes	29.0	39.3%	40.4
Income tax expense	10.5	17.1%	12.3

Net income	18.5	51.9%	28.1
Noncontrolling shareholders’ interests	2.8	132.1%	6.5

Net income attributable to Cooper Tire & Rubber Company	$15.7	37.6%	$21.6

Basic earnings per share attributable to Cooper Tire & Rubber Company	$0.25		$0.35

Diluted earnings per share attributable to Cooper Tire & Rubber Company	$0.25		$0.34

Consolidated net sales for the three-month period ended March 31, 2012 were $82 million higher than the comparable period one year ago. The increase in net sales for the first quarter of 2012 compared with the first quarter of 2011 was primarily the result of favorable pricing and mix ($80 million). The Company’s unit volumes decreased ($9 million) from 2011. The International Tire Operations segment experienced favorable exchange rates in the first quarter of 2012 ($11 million).

Operating profit in the first quarter of 2012 increased by $16 million from the first quarter of 2011. Favorable pricing and mix ($71 million) was partially offset by decreased manufacturing efficiencies ($31 million) and higher raw material costs ($8 million). Additionally, increased selling, general and administrative costs ($9 million), higher products liability charges ($2 million) and decreased unit volumes ($1 million) reduced the Company’s operating profit. Other operating costs, including start-up costs related to the Company’s operations in Serbia and increased pension costs, were unfavorable ($5 million) compared with the same period in 2011.

Manufacturing efficiencies decreased $31 million when compared with the first quarter of 2011. The current period manufacturing costs include $29 million of cost related to the labor issues at the Findlay, Ohio manufacturing facility. The Company incurred additional costs within the quarter to mobilize and train a temporary workforce, coupled with inefficiencies from operating at less than full capacity at the Findlay facility. The Company reached contract agreements with the bargaining unit employees at all of its unionized U.S. facilities in the first quarter of 2012.

The Company experienced increases in the costs of certain of its principal raw materials in the first quarter of 2012 compared with the first quarter 2011 levels. While raw material costs did begin to stabilize in the 4th quarter of 2011, they remain at elevated levels relative to historic prices. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based. The increases in the cost of natural rubber and petroleum-based materials were the most significant drivers of higher raw material costs during the first quarter of 2012, which were $8 million higher than the same period in 2011. Substantially all U.S. inventories have been valued using the LIFO method of inventory costing.

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

Products liability expenses totaled $27 million and $25 million in the first quarter of 2012 and 2011, respectively. The change in the liability results from continued adjustments to existing reserves based on the Company’s quarterly comprehensive review of outstanding claims. Additional information related to the Company’s accounting for products liability costs appears in the Notes to the Condensed Consolidated Financial Statements.

Selling, general and administrative expenses were $58 million in the first quarter of 2012 (5.9 percent of net sales) and $49 million in the first quarter of 2011 (5.4 percent of net sales). The increase in selling, general and administrative expenses was due to increased selling costs associated with the higher sales levels, increased advertising spending and additional investment in the Company’s distribution network in the Chinese market.

Interest expense decreased $1 million in the first quarter of 2012 from the first quarter of 2011. Interest income was $1 million in both the first quarter of 2012 and the first quarter of 2011.

Other income decreased $5 million in the first quarter of 2012 compared to 2011. In connection with its increased investment in Corporacion de Occidente SA de CV (“COOCSA”) in the first quarter of 2011, the Company recorded a gain of $5 million on its original investment, which represented the excess of the fair value of approximately $34 million over the carrying value of the investment as of the transaction date.

For the quarter ended March 31, 2012, the Company recorded an income tax expense for continuing operations of $12.3 million as compared to $10.5 million for the comparable period in 2011. The provision includes a small tax expense for discrete items, primarily related to net interest from tax payables and refunds.

The effective tax rate for the three-month period for continuing operations is 30.3 percent, exclusive of discrete items, using the applicable effective tax rate determined using the forecasted multi-jurisdictional annual effective tax rates. For comparable periods in 2011, the effective tax rate for continuing operations, exclusive of discrete items, was 26.9 percent.

Tax expense for the quarter increased by $1.8 million. This increase relates primarily to the impact from increase in earnings at the U.S. statutory rate of $4.0 million, differences in the effective tax rates of international operations and the impact of the changes in the mix of earnings or loss by jurisdiction of $0.4 million and decreased discrete tax expense of ($2.6) million.

The Company continues to maintain a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” against a portion of its U.S. and non-U.S. deferred tax asset position, as it cannot assure the utilization of these assets before they expire. In the U.S. the Company has offset a portion of its deferred tax asset relating primarily to a capital loss carryforward by a valuation allowance of $19.8 million. In addition, the Company has recorded valuation allowances of $9.1 million relating primarily to non-U.S. net operating losses for a total valuation allowance of $29.0 million. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.

North American Tire Operations Segment

	Three months ended March 31,
	2011	Change	2012
(Dollar amounts in millions)

Sales	$643.8	8.3%	$697.5

Operating profit	$21.5	6.0%	$22.8

Operating margin	3.3%	—	3.3%

United States unit shipments changes:
Passenger tires
Segment		-6.0%
RMA members		-7.7%
Total Industry		-4.5%

Light truck tires
Segment		-6.7%
RMA members		-14.3%
Total Industry		-14.0%

Total light vehicle tires
Segment		-6.1%
RMA members		-8.6%
Total Industry		-5.8%

Total segment unit sales change		-2.9%

The source of this information is the Rubber Manufacturers Association and internal sources.

Overview

The North American Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also distributes tires for racing, medium truck and motorcycles that are manufactured at the Company’s affiliated operations. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not sell its products directly to end users, except through three Company-owned retail stores and a small original equipment contract for medium truck tires.

Sales

Sales of the North American Tire Operations segment increased $54 million, or 8.3 percent from the sales levels achieved in the first quarter of 2011. The increase in sales was a result of favorable pricing and mix ($73 million), offset by lower unit volumes ($19 million). In the U.S., the segment’s unit shipments of total light vehicle tires decreased 6.1 percent in 2012 from 2011. This decrease compares with an 8.6 percent decrease in total light vehicle shipments experienced by the members of the Rubber Manufacturers Association (“RMA”), and a 5.8 percent decrease in total light vehicle shipments experienced for the total industry (which includes an estimate for non-RMA members). Broadline and value tire lines, where the segment has a substantial presence, were relatively weaker than other product lines for the industry and the segment. The segment performed better than the industry in ultra-high performance, light truck and SUV tires. Commercial tire shipments of the Roadmaster brand, which are excluded from light vehicle shipments, were also strong during the quarter, up 14 percent compared with the first quarter of 2011.

Operating Profit

North American Tire Operations segment operating profit increased $1 million in the first quarter of 2012 compared to the first quarter of 2011. Favorable pricing and mix ($58 million) was partially offset by decreased manufacturing efficiencies ($28 million) and higher raw material costs ($18 million). Additionally, decreased unit volumes ($3 million) and increased products liability charges ($2 million) reduced the segment’s operating profit. Selling, general and administrative charges, including increased selling costs associated with the higher sales levels and increased advertising spending, were unfavorable ($3 million). Other operating expenses, including increased pension costs, were higher ($3 million) compared with the same period in 2011.

Manufacturing costs increased $28 million when compared with the first quarter of 2011. The current period manufacturing costs include $29 million of cost related to the labor issues at the Findlay, Ohio manufacturing facility. The Company incurred additional costs within the quarter to mobilize and train the temporary workforce, coupled with inefficiencies from operating at less than full capacity at the Findlay facility. The Company reached contract agreements with the bargaining unit employees at all of its unionized U.S. facilities in the first quarter of 2012.

The North American Tire Operations segment continued to experience increases in the costs of certain of its principal raw materials in the first quarter of 2012 compared with the first quarter 2011 levels. The segment’s internally calculated raw material index of 251 during the quarter was an increase of 5.3 percent for the three months ended March 31, 2012 from the same period of 2011. The raw material index decreased 0.9 percent from the fourth quarter of 2011.

International Tire Operations Segment

	Three months ended March 31,
	2011	Change	2012
(Dollar amounts in millions)
Sales	$363.4	11.3%	$404.5
Operating profit	$20.1	62.7%	$32.7
Operating margin	5.5%	2.6 points	8.1%
Unit sales change		7.8%

Overview

The International Tire Operations segment has affiliated operations in the U.K., the PRC and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for the global market. The Cooper Chengshan Tire joint venture manufactures and markets radial and bias medium truck tires as well as passenger and light truck tires for the global market. Cooper Kunshan Tire currently manufactures light vehicle tires and, under an agreement with the government of the PRC, these tires will be exported to markets outside of the PRC through 2012. The Serbian entity manufactures light vehicle tires for the European and Russian markets. A small percentage of the tires manufactured by the segment are sold to OEMs.

Sales

Sales of the International Tire Operations segment increased $41 million, or 11.3 percent, in the first quarter of 2012 compared with the first quarter of 2011. Contributing to the increase in sales were higher unit volumes ($28 million) and favorable pricing and mix ($2 million). The segment experienced favorable exchange rates in the first quarter of 2012 ($11 million). The increase in volume was a combination of moderate growth in the Chinese truck and bus radial tire market, as well as continued efforts to expand distribution and supply of light vehicle tires within the segment.

Operating Profit

The International Tire Operations segment operating profit increased $13 million in the first quarter of 2012 compared to the first quarter of 2011. The increase in operating profit was due primarily to lower raw material costs ($17 million), favorable pricing and mix ($6 million) and higher unit volumes ($3 million). Partial offsets were increased selling, general and administrative expenses ($7 million), which included increased selling costs associated with the higher sales levels, higher advertising spend and additional investments in the distribution network in the Chinese market. Manufacturing efficiencies decreased ($3 million) and start-up costs related to the Company’s operations in Serbia ($3 million) were unfavorable compared with the same period in 2011.

The International Tire Operations segment experienced decreases in the costs of certain of its raw materials in the first quarter of 2012 as compared to the same period in 2011. Raw material costs per unit sold have decreased 3.1 percent for the first quarter of 2012 as compared to 2011. For inventory valuation, the segment uses FIFO and the average cost method, which are different than the North American segment and result in a longer lag between moves in the spot prices of commodities and the impact on financial statements.

Outlook for Company

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

Our manufacturing facilities will focus on ramping production up and driving cost savings to the bottom line. Impacts from the lockout in Findlay, which was resolved in the first quarter, should be negligible in the second quarter.

Capital investments are expected to be between $180 million and $210 million in 2012. This includes investments in an ERP system and investments to ramp up production at the Company’s Serbian plant.

Raw material costs are forecasted to remain at elevated levels in the future, but persistent volatility can make it difficult to accurately predict these movements in raw material prices. The Company’s raw material index is likely to be sequentially higher between 5 percent and 7 percent during the second quarter from the first quarter of 2012.

The Company expects its effective tax rate for 2012 will most likely be between 26 percent and 34 percent.

The Company’s record of achievement gives it confidence that it can successfully compete in a volatile economy and industry. The Company’s focus in 2012 will continue to be guided by its Strategic Plan which calls for achieving profitable top line growth, improving its global cost structure and improving organizational capabilities. The Company is optimistic about its future and confident that successfully implementing this plan will drive increased shareholder value.

Liquidity and Capital Resources

Generation and uses of cash—Net cash provided by operating activities improved $124 million during the first three months of 2012 compared to the first three months of 2011. Inventories increased at a much lower rate than historical first quarter increases due in part to the strong first quarter sales and the labor situation in Findlay. Accounts payable increased more in the first quarter of 2012 as a result of increased raw material purchases.

Net cash used in investing activities during the first quarters of 2011 and 2012 reflect capital expenditures of $35 million and $37 million, respectively. During the first quarter of 2011, the Company invested $17 million in COOCSA, increasing its ownership percentage to approximately 58 percent, and because of the increase in voting rights, began consolidating the results of those operations. During the first quarter of 2012, the Company acquired assets in Serbia for approximately $19 million.

During the first quarter of 2011, the Company repaid $21 million of short-term notes; while during the first quarter of 2012, the Company borrowed an additional $8 million. In both 2011 and 2012, the Company borrowed additional funds using long-term debt and in 2012, the Company repaid $11 million of maturing long-term debt. In 2011, the Company paid $117 million to purchase the remaining 50 percent ownership interest in Cooper Kunshan.

Dividends paid on the Company’s common shares in the first quarters of 2011 and 2012 were $7 million.

Available cash, credit facilities and contractual commitments - At March 31, 2012, the Company had cash and cash equivalents of $258 million.

Domestically, the Company has a revolving credit facility with a consortium of four banks that provides up to $200 million based on available collateral and expires in July 2016. The Company also has an accounts receivable securitization facility with a $175 million limit with a June 2014 maturity. These credit facilities remain undrawn, other than to secure letters of credit, and have no significant financial covenants until available credit is less than specified amounts. The Company’s additional borrowing capacity based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at March 31, 2011 was $293 million.

The Company’s affiliated operations in Asia have annual renewable unsecured credit lines that provide up to $383 million of borrowings and do not contain financial covenants. The additional borrowing capacity on the Asian credit lines totaled $222 million.

The Company expects capital expenditures for 2012 to be in the $180 to $210 million range of which approximately $54 million will be in consolidated entities where the Company’s ownership is between 50 and 100 percent.

The following table summarizes long-term debt at March 31, 2012:

Parent company
8% unsecured notes due December 2019	$173.6
7.625% unsecured notes due March 2027	116.9
Capitalized leases and other	9.3

299.8
Subsidiaries
5.99% to 6.08% unsecured notes due in 2012	9.5
6.24% to 6.65% unsecured notes due in 2014	26.5
6.65% unsecured notes due in 2015	3.2
6.77% unsecured notes due in 2016	7.2

46.4

Total long-term debt	346.2
Less current maturities	11.4

$334.8

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

It is possible that actual results may differ materially from those projections or expectations due to a variety of factors, including but not limited to:

•	the failure to achieve expected sales levels;

•	volatility in raw material and energy prices, including those of rubber, steel, petroleum based products and natural gas and the unavailability of such raw materials or energy sources;

•	the inability to obtain and maintain price increases to offset higher production or material costs;

•	the impact of labor problems, including labor disruptions at the Company or at one or more of its large customers or suppliers;

•	the failure of the Company’s suppliers to timely deliver products in accordance with contract specifications;

•	changes in economic and business conditions in the world;

•	changes in interest or foreign exchange rates;

•	increased competitive activity including actions by larger competitors or lower-cost producers;

•	consolidation among the Company’s competitors or customers;

•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons;

•

litigation brought against the Company, including products liability claims, which could result in material damages against the Company, as well as potential increases in legal fees due to a more active trial docket;

•	volatility in the capital and financial markets or changes to the credit markets and/or access to those markets;

•	an adverse change in the Company’s credit ratings, which could increase its borrowing costs and/or hamper its access to the credit markets;

•

changes in pension expense and/or funding resulting from investment performance of the Company’s pension plan assets and changes in discount rate, salary increase rate, and expected return on plan assets assumptions, or changes to related accounting regulations;

•	changes to tariffs on certain tires imported into the United States from the People’s Republic of China or the imposition of new tariffs or trade restrictions;

•	government regulatory and legislative initiatives including environmental and healthcare matters;

•	the failure to develop technologies, processes or products needed to support consumer demand;

•	technology advancements;

•	failure to implement information technologies or related systems, including failure to successfully implement an ERP system;

•	the risks associated with doing business outside of the United States;

•	failure to attract or retain key personnel;

•	inaccurate assumptions used in developing the Company’s strategic plan or operating plans or the inability or failure to successfully implement such plans;

•	failure to successfully integrate acquisitions into operations or their related financings may impact liquidity and capital resources;

•	changes in the Company’s relationship with joint-venture partners;

•	the inability to recover the costs to develop and test new products or processes;

•	inability to adequately protect the Company’s intellectual property rights;

•	and inability to use deferred tax assets.

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

Further information covering issues that could materially affect financial performance is contained under Risk Factors below and in the Company’s periodic filings with the U. S. Securities and Exchange Commission.

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

The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of March 31, 2012 (“Evaluation Date”)). Based on its initial evaluation, the Company’s CEO and CFO concluded that its disclosure controls and procedures were effective as of the Evaluation Date.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Company has affiliate, subsidiary and joint venture operations worldwide, including in the U.S., the U.K., Europe, Mexico and the PRC. The Company has two manufacturing entities, the Cooper Chengshan joint venture and Cooper Kunshan, in the PRC and has continued to expand operations in that country. The Company has also recently increased its investment in COOCSA, a tire manufacturing entity in Mexico, and has established an operation in Serbia. There are a number of risks in doing business abroad, including political and economic uncertainty, social unrest, sudden changes in laws and regulations, shortages of trained labor and the uncertainties associated with entering into joint ventures or similar arrangements in foreign countries. These risks may impact the Company’s ability to expand its operations in different regions and otherwise achieve its objectives relating to its foreign operations, including utilizing these locations as suppliers to other markets. In addition, compliance with multiple and potentially conflicting foreign laws and regulations, import and export limitations and exchange controls is burdensome and expensive. The Company’s foreign operations also subject it to the risks of international terrorism and hostilities and to foreign currency risks, including exchange rate fluctuations and limits on the repatriation of funds.

Any interruption in the Company’s skilled workforce, including labor disruptions, could impair its operations and harm its earnings and results of operations.

The Company’s operations depend on maintaining a skilled workforce and any interruption of its workforce due to shortages of skilled technical, production or professional workers, work disruptions, or other events could interrupt the Company’s operations and affect its operating results. Further, a significant number of the Company’s employees are currently represented by unions.

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

The Company’s manufacturing facilities are subject to numerous federal, state, local and foreign laws and regulations designed to protect the environment, and the Company expects that additional requirements with respect to environmental matters will be imposed on it in the future. In addition, the Company has contractual indemnification obligations for environmental remediation costs and liabilities that may arise relating to certain divested operations. Material future expenditures may be necessary if compliance standards change, if material unknown conditions that require remediation are discovered, or if required remediation of known conditions becomes more extensive than expected. If the Company fails to comply with present and future environmental laws and regulations, it could be subject to future liabilities or the suspension of production, which could harm its business or results of operations. Environmental laws could also restrict the Company’s ability to expand its facilities or could require it to acquire costly equipment or to incur other significant expenses in connection with its manufacturing processes.

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

The Company has net deferred tax assets recorded on the balance sheet. The Company maintains a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” on a small portion of its deferred tax asset position. The valuation allowance will be maintained as long as it is more likely than not that some portion of the deferred tax asset may not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the U.S., the Company has recorded significant deferred tax assets, the largest of which relate to products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon the Company’s assessment of the realizability of its net deferred tax assets, the Company maintains a small valuation allowance for the portion of its U.S. deferred tax assets primarily associated with a capital loss carryforward. In addition, the Company has recorded valuation allowances for deferred tax assets primarily associated with non-U.S. net operating losses. The Company’s assessment of the realizability of deferred tax assets is based on certain assumptions regarding future profitability, especially in the U.S., and adverse business conditions could have a negative impact on the realizability and therefore impact the Company’s operating results or financial position.

Item 6. EXHIBITS

(a)	Exhibits

(10.1)	Form of Performance Stock Unit and Cash Unit Award Agreement*

(10.2)	Form of Nonqualified Stock Option Award Agreement*

(31.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contracts or compensatory plans or arrangements.

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

May 2, 2012

(Date)