Form 10-Q
period 2012-06-30
COOPER TIRE & RUBBER CO
filed 2012-08-09
CIK 24491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of shares of common stock of registrant outstanding

at July 31, 2012: 62,365,582

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per-share amounts)

	December 31,	June 30,
	2011	2012
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$233,710	$240,501
Notes receivable	71,661	65,863
Accounts receivable, less allowances of $10,622 at 2011 and $12,618 at 2012	427,782	499,086
Inventories at lower of cost or market:
Finished goods	294,384	382,786
Work in process	40,899	46,830
Raw materials and supplies	130,110	138,863

	465,393	568,479
Other current assets	65,434	67,520

Total current assets	1,263,980	1,441,449
Property, plant and equipment:
Land and land improvements	32,432	32,503
Buildings	305,581	306,118
Machinery and equipment	1,739,241	1,814,556
Molds, cores and rings	231,824	236,131

	2,309,078	2,389,308
Less accumulated depreciation and amortization	1,339,975	1,388,365

Net property, plant and equipment	969,103	1,000,943
Goodwill	18,851	18,851
Intangibles, net of accumulated amortization of $25,759 at 2011 and $26,502 at 2012	17,352	16,609
Restricted cash	2,475	9,861
Deferred income tax assets	197,580	188,776
Other assets	31,664	29,842

Total assets	$2,501,005	$2,706,331

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$131,651	$118,940
Accounts payable	339,215	427,219
Accrued liabilities	152,306	190,631
Income taxes payable	6,646	27,555
Current portion of long-term debt	21,199	6,608

Total current liabilities	651,017	770,953
Long-term debt	329,496	337,081
Postretirement benefits other than pensions	293,267	297,121
Pension benefits	360,632	339,450
Other long-term liabilities	168,703	175,712
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued at 2011 and at 2012	87,850	87,850
Capital in excess of par value	1,042	3,568
Retained earnings	1,464,392	1,524,595
Cumulative other comprehensive loss	(520,878)	(507,171)

	1,032,406	1,108,842
Less: common shares in treasury at cost (25,551,636 at 2011 and 25,489,592 at 2012)	(454,605)	(453,375)

Total parent stockholders’ equity	577,801	655,467
Noncontrolling shareholders' interests in consolidated subsidiaries	120,089	130,547

Total equity	697,890	786,014

Total liabilities and equity	$2,501,005	$2,706,331

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED JUNE 30, 2011 AND 2012

(UNAUDITED)

(Dollar amounts in thousands except per-share amounts)

	2011	2012
Net sales	$918,739	$1,058,482
Cost of products sold	849,464	899,578

Gross profit	69,275	158,904

Selling, general and administrative	45,022	63,490

Operating profit	24,253	95,414

Interest expense	9,229	8,383
Interest income	901	721
Other income	143	183

Income before income taxes	16,068	87,935
Income tax expense	1,621	29,345

Net income	14,447	58,590

Net income attributable to noncontrolling shareholders' interests	2,924	6,844

Net income attributable to Cooper Tire & Rubber Company	$11,523	$51,746

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.19	$0.83

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.18	$0.82

Dividends per share	$0.105	$0.105

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30, 2011 AND 2012

(UNAUDITED)

(Dollar amounts in thousands)

	Three Months Ended June 30,
	2011	2012
Net income	$14,447	$58,590
Other comprehensive income
Cumulative currency translation adjustments
Foreign currency translation adjustments	6,366	(12,060)

Financial instruments
Change in the fair value of derivatives and marketable securities	37	5,389
Income tax benefit/(expense) on derivative instruments	296	(1,875)

Financial instruments, net of tax	333	3,514

Postretirement benefit plans
Amortization of actuarial loss	9,358	11,620
Amortization of prior service credit	(361)	(172)
Actuarial gain from plan amendment	—	7,707
Pension curtailment gain	—	(7,460)
Income tax expense on postretirement benefit plans	(483)	(4,223)
Foreign currency translation effect	84	2,669

Postretirement benefit plans, net of tax	8,598	10,141

Other comprehensive income	15,297	1,595

Comprehensive income	29,744	60,185
Less comprehensive income attributable to noncontrolling shareholders’ interests	4,137	5,167

Comprehensive income attributable to Cooper Tire & Rubber Company	$25,607	$55,018

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

SIX MONTHS ENDED JUNE 30, 2011 AND 2012

(UNAUDITED)

(Dollar amounts in thousands except per-share amounts)

	2011	2012
Net sales	$1,820,532	$2,042,740
Cost of products sold	1,670,298	1,778,407

Gross profit	150,234	264,333

Selling, general and administrative	93,798	121,209

Operating profit	56,436	143,124

Interest expense	18,650	16,858
Interest income	1,570	1,372
Other income	5,648	648

Income before income taxes	45,004	128,286

Income tax expense	12,080	41,646

Net income	32,924	86,640

Net income attributable to noncontrolling shareholders’ interests	5,727	13,326

Net income attributable to Cooper Tire & Rubber Company	$27,197	$73,314

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.44	$1.18

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.43	$1.17

Dividends per share	$0.210	$0.210

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30, 2011 AND 2012

(UNAUDITED)

(Dollar amounts in thousands)

	Six Months Ended June 30,
	2011	2012
Net income	$32,924	$86,640
Other comprehensive income
Cumulative currency translation adjustments
Foreign currency translation adjustments	15,836	(653)
Currency loss recognized as part of acquisition of noncontrolling shareholder interest	4,893	—

Cumulative currency translation adjustments	20,729	(653)

Financial instruments
Change in the fair value of derivatives and marketable securities	(3,101)	(105)
Income tax benefit on derivative instruments	622	94

Financial instruments, net of tax	(2,479)	(11)

Postretirement benefit plans
Amortization of actuarial loss	18,690	23,403
Amortization of prior service credit	(721)	(528)
Actuarial gain from plan amendment	—	7,707
Pension curtailment gain	—	(7,460)
Income tax expense on postretirement benefit plans	(958)	(8,378)
Foreign currency translation effect	(2,164)	254

Postretirement benefit plans, net of tax	14,847	14,998

Other comprehensive income	33,097	14,334

Comprehensive income	66,021	100,974
Less comprehensive income attributable to noncontrolling shareholders’ interests	8,569	13,953

Comprehensive income attributable to Cooper Tire & Rubber Company	$57,452	$87,021

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2011 AND 2012

(UNAUDITED)

(Dollar amounts in thousands)

	2011	2012
Operating activities:
Net income	$32,924	$86,640
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	62,228	63,441
Amortization	672	670
Deferred income taxes	1,543	2,739
Stock based compensation	2,339	3,671
Change in LIFO inventory reserve	70,706	17,296
Amortization of unrecognized postretirement benefits	17,682	22,875
Loss on sale of assets	2,735	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(41,959)	(67,947)
Inventories	(306,206)	(120,323)
Other current assets	19,237	(9,604)
Accounts payable	93,210	88,872
Accrued liabilities	31,630	32,816
Other items	(41,951)	18,441

Net cash provided by (used in) operating activities	(55,210)	139,587
Investing activities:
Additions to property, plant and equipment	(83,100)	(77,869)
Acquisition of business, net of cash acquired	(17,380)	—
Acquisition of assets in Serbia		(18,534)
Proceeds from the sale of assets	3,450	619

Net cash used in investing activities	(97,030)	(95,784)

Financing activities:
Net payments on short-term debt	(12,740)	(11,805)
Additions to long-term debt	20,085	10,073
Repayments on long-term debt	(600)	(17,080)
Acquisition of noncontrolling shareholder interest	(116,500)	(71)
Payment of dividends to noncontrolling shareholders	(5,731)	(3,495)
Payment of dividends	(13,048)	(13,089)
Issuance of common shares and excess tax benefits on options	4,289	301

Net cash used in financing activities	(124,245)	(35,166)

Effects of exchange rate changes on cash	814	(1,846)

Changes in cash and cash equivalents	(275,671)	6,791

Cash and cash equivalents at beginning of year	413,359	233,710

Cash and cash equivalents at end of period	$137,688	$240,501

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per-share amounts)

1.	Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. There is a year-round demand for the Company’s passenger and truck replacement tires, but sales of light vehicle replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November. Operating results for the six-month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

Accounting Pronouncements – Recently Adopted

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

Accounting Pronouncements – To be adopted

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which requires an entity to disclose information about offsetting and related arrangements. The amendments in this update are effective for annual and interim periods beginning on or after January 1, 2013, with retrospective application. Although the Company does not expect the adoption of ASU 2011-11 to have a material effect on its consolidated financial statements, it will expand disclosures relating to financial and derivative instruments.

2.	Asset Acquisition

On January 17, 2012, the Company acquired certain assets of Trayal Korporacija in Krusevac, Serbia for approximately $18,500, including transaction costs. The assets purchased include land, building and certain machinery and equipment. In conjunction with the asset acquisition, the Company established Cooper Tire & Rubber Company Serbia d.o.o. (“Cooper Serbia”). Cooper Serbia is comprised of the assets acquired from Trayal Korporacija, coupled with those assets acquired through additional capital spending. Cooper Serbia’s tire-making operations will complement the Company’s operations and product offerings in Europe. The newly formed Serbian entity is included in the International Tire Operations segment. This transaction was accounted for as an asset acquisition by the Company.

During the first quarter of 2012, the Company received approximately $10,600 of grants from the government of Serbia to be used to fund capital expenditures. The Company does not have to re-pay the grant contingent upon the Company investing approximately $63,700 (including the original $18,500 from above) over the next three years and maintaining a minimum employment level during the period. The Company intends to satisfy the criteria listed so no funds will need to be re-paid. At June 30, 2012, the Company has recorded $7,325 of restricted cash on the Condensed Consolidated Balance Sheets representing the proportionate share of the capital expenditures yet to be made. Should the Company fail to meet these criteria, the Company will be required to repay the entire amount of the government grant.

3.	Earnings Per Share

Net income per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30		Six months ended June 30
	2011	2012	2011	2012
Numerator
Numerator for basic and diluted earnings per share - Net income attributable to common stockholders	$11,523	$51,746	$27,197	$73,314

Denominator
Denominator for basic earnings per share - weighted average shares outstanding	62,196	62,342	62,024	62,326

Effect of dilutive securities - stock options and other stock units	1,012	544	1,172	599

Denominator for diluted earnings per share - adjusted weighted average shares outstanding	63,208	62,886	63,196	62,925

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.19	$0.83	$0.44	$1.18

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.18	$0.82	$0.43	$1.17

Options to purchase shares of the Company’s common stock not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares were 458 and 878 at June 30, 2011 and 2012, respectively.

4.	Fair Value of Financial Instruments

Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. The change in values of the fair value foreign currency hedges offset exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish krona, Norwegian krone, Mexican peso and Chinese yuan generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2011 and June 30, 2012 was $263,944 and $258,309, respectively. The counterparties to each of these agreements are major commercial banks.

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

Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately $6,009 and $5,903 as of December 31, 2011 and June 30, 2012, respectively) are recorded as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheets and reclassified into earnings as the hedged transactions occur.

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

The following table presents the location and amounts of derivative instrument fair values in the Condensed Consolidated Balance Sheets:

(assets)/liabilities	December 31, 2011		June 30, 2012
Derivatives designated as hedging instruments	Accrued liabilities	$(6,214)	Accrued liabilities	$(6,123)

Derivatives not designated as hedging instruments	Accrued liabilities	$345	Accrued liabilities	$315

The following table presents the location and amount of gains and losses on derivative instruments in the Condensed Consolidated Statements of Income:

Derivatives Designated as Cash Flow Hedges	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Cumulative Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Three Months Ended June 30, 2011	$(434)	$(566)	$24

Three Months Ended June 30, 2012	$3,359	$(2,030)	$(266)

Six Months Ended June 30, 2011	$(4,905)	$(1,884)	$(90)
Six Months Ended June 30, 2012	$1,407	$1,512	$(14)

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Three Months Ended June 30, 2011	Other income	$(22)
Three Months Ended June 30, 2012	Other income	$(436)

Six Months Ended June 30, 2011	Other income	$107
Six Months Ended June 30, 2012	Other income	$30

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

The valuation of foreign exchange forward contracts was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2011 and June 30, 2012, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and June 30, 2012:

Foreign Exchange Contracts	Total Derivative (Assets) Liabilities	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
December 31, 2011	$(5,869)	$—	$(5,869)	$—

June 30, 2012	$(5,808)	$—	$(5,808)	$—

The following tables present the carrying amounts and fair values for the Company’s financial instruments carried at cost on the Condensed Consolidated Balance Sheets. The fair value of the Company’s debt is based upon the market price of the Company’s publicly-traded debt. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2011		June 30, 2012
	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Instruments Level (1)	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Instruments Level (1)
Cash and cash equivalents	$233,710	$233,710	$240,501	$240,501
Notes receivable	71,661	71,661	65,863	65,863
Restricted cash	2,475	2,475	9,861	9,861
Notes payable	(131,651)	(131,651)	(118,940)	(118,940)
Current portion of long-term debt	(21,199)	(21,199)	(6,608)	(6,608)
Long-term debt	(329,496)	(325,596)	(337,081)	(348,481)

There were no financial instruments carried at cost at December 31, 2011 or June 30, 2012 for which the fair value measurments include significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

5.	Business Segments

The following table details information on the Company’s operating segments.

	Three months ended June 30		Six months ended June 30
	2011	2012	2011	2012
Revenues:
North American Tire
External customers	$636,001	$746,651	$1,254,273	$1,416,681
Intercompany	27,347	24,148	52,850	51,625

	663,348	770,799	1,307,123	1,468,306

International Tire
External customers	282,738	311,830	566,259	626,059
Intercompany	112,882	106,805	192,783	197,038

	395,620	418,635	759,042	823,097

Eliminations	(140,229)	(130,953)	(245,633)	(248,663)

Net sales	$918,739	$1,058,482	$1,820,532	$2,042,740

Segment profit (loss):
North American Tire	$3,675	$65,047	$25,204	$87,887
International Tire	23,300	43,235	43,372	75,875
Eliminations	(990)	(3,322)	(2,733)	(3,846)
Unallocated corporate charges	(1,732)	(9,546)	(9,407)	(16,792)

Operating profit	24,253	95,414	56,436	143,124
Interest expense	9,229	8,383	18,650	16,858
Interest income	901	721	1,570	1,372
Other income	143	183	5,648	648

Income before income taxes	$16,068	$87,935	$45,004	$128,286

6.	Inventories

Inventory costs are determined using the last-in, first-out (“LIFO”) method for substantially all U.S. inventories. The current cost of this inventory under the first-in, first-out (“FIFO”) method was $442,128 and $560,756 at December 31, 2011 and June 30, 2012, respectively. These FIFO values have been reduced by approximately $236,532 and $253,828 at December 31, 2011 and June 30, 2012, respectively, to arrive at the LIFO value reported on the Condensed Consolidated Balance Sheets. The remaining inventories have been valued under the FIFO or average cost method. All inventories are stated at the lower of cost or market.

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

The following table discloses the amount of stock based compensation expense for the three and six-month periods ended June 30, 2011 and 2012:

	Three months ended June 30		Six months ended June 30
	2011	2012	2011	2012
Stock options	$727	$864	$1,220	$1,643
Restricted stock units	316	292	598	604
Performance stock units	317	1,124	521	1,424

Total stock based compensation	$1,360	$2,280	$2,339	$3,671

Stock Options

During 2011, executives participating in the 2011 – 2013 Long-Term Incentive Plan were granted 311,670 stock options which will vest one third each year through March 2014. In February 2012, executives participating in the 2012 – 2014 Long-Term Incentive Plan were granted 589,934 stock options which will vest one third each year through March 2015. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2011	2012
Risk-free interest rate	2.7%	1.2%
Dividend yield	1.8%	2.7%
Expected volatility of the Company’s common stock	0.615	0.644
Expected life in years	6.0	6.0

The weighted average fair value of options granted in 2011 and 2012 was $11.57 and $7.33, respectively.

The following table provides details of the stock option activity for the six months ended June 30, 2012:

Number of
Shares
Outstanding at January 1, 2012	1,737,881
Granted	589,934
Exercised	(37,575)
Expired	(22,800)
Cancelled	(4,500)

Outstanding at June 30, 2012	2,262,940
Exercisable	1,371,869

Restricted Stock Units (RSUs)

The following table provides details of the nonvested RSU activity for the six months ended June 30, 2012:

Number of
Restricted
Units
Nonvested at January 1, 2012	186,805
Granted	6,000
Vested	(30,927)
Cancelled	(993)
Accrued dividend equivalents	2,209

Nonvested at June 30, 2012	163,094

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

The following table provides details of the nonvested PSUs under the Company’s Long-Term Incentive Plans:

Performance stock units outstanding at January 1, 2012	61,450
Accrued dividend equivalents	824

Performance stock units outstanding at June 30, 2012	62,274

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

8.	Pensions and Postretirement Benefits Other than Pensions

The following tables disclose the amount of net periodic benefit costs for the Company’s defined benefit plans and other postretirement benefits relating to continuing operations:

	Pension Benefits - Domestic
	Three months ended June 30		Six months ended June 30
	2011	2012	2011	2012
Components of net periodic benefit cost:
Service cost	$1,925	$2,354	$3,850	$4,708
Interest cost	11,250	10,714	22,500	21,428
Expected return on plan assets	(12,527)	(10,754)	(25,053)	(21,510)
Amortization of actuarial loss	7,575	9,205	15,150	18,409

Net periodic benefit cost	$8,223	$11,519	$16,447	$23,035

	Pension Benefits - International
	Three months ended June 30		Six months ended June 30
	2011	2012	2011	2012
Components of net periodic benefit cost:
Service cost	$634	$1	$1,258	$752
Interest cost	4,579	4,291	9,077	8,442
Expected return on plan assets	(4,232)	(3,903)	(8,390)	(7,479)
Amortization of prior service cost	(189)	—	(377)	(184)
Amortization of actuarial loss	1,467	1,647	2,909	3,456
Cooper Avon curtailment gain	—	(7,460)	—	(7,460)

Net periodic benefit cost	$2,259	$(5,424)	$4,477	$(2,473)

	Other Postretirement Benefits
	Three months ended June 30		Six months ended June 30
	2011	2012	2011	2012
Components of net periodic benefit cost:
Service cost	$776	$1,041	$1,552	$2,081
Interest cost	3,461	3,133	6,923	6,266
Amortization of prior service cost	(172)	(172)	(344)	(344)
Amortization of actuarial loss	316	769	631	1,538

Net periodic benefit cost	$4,381	$4,771	$8,762	$9,541

Effective April 6, 2012, the Company amended the Cooper Avon Pension Plan to freeze all future pension benefits. As a result of this amendment, the Company recognized a pre-tax pension curtailment gain of $7,460 which was credited to cost of goods sold in the second quarter of 2012. This curtailment gain represents the prior service credit from a previous plan amendment. In connection with the plan amendment, the Company remeasured the pension plan as of April 6, 2012 and recognized an actuarial gain of $7,707 through other comprehensive income as a result of changes in actuarial assumptions.

9.	Stockholders’ Equity

The following table reconciles the beginning and end of the period equity accounts attributable to Cooper Tire & Rubber Company and to the noncontrolling shareholders’ interests:

		Noncontrolling
	Total	Shareholders’
	Parent	Interests in	Total
	Stockholders’	Consolidated	Stockholders’
	Equity	Subsidiaries	Equity
Balance at December 31, 2011	$577,801	$120,089	$697,890

Net income	73,314	13,326	86,640
Other comprehensive income	13,707	627	14,334
Dividends payable to noncontrolling shareholders	—	(3,495)	(3,495)
Acquisition of noncontrolling shareholders' interest	(71)	—	(71)
Stock compensation plans, including tax benefit of $4	3,805	—	3,805
Cash dividends—$.210 per share	(13,089)	—	(13,089)

Balance at June 30, 2012	$655,467	$130,547	$786,014

10.	Comprehensive Income Attributable to Noncontrolling Shareholders’ Interests

The following table provides the details of the comprehensive income attributable to noncontrolling shareholders’ interests:

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Net income attributable to noncontrolling shareholders’ interests	$2,924	$6,844	$5,727	$13,326
Other comprehensive income:
Currency translation adjustments	1,213	(1,677)	2,842	627

Comprehensive income attributable to noncontrolling shareholders’ interests	$4,137	$5,167	$8,569	$13,953

11.	Product Warranty Liabilities

The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities:

	2011	2012
Reserve at January 1	$24,924	$27,400
Additions	19,213	13,104
Payments	(13,648)	(10,134)

Reserve at June 30	$30,489	$30,370

12.	Contingent Liabilities

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

The fact that the Company is a defendant in products liability lawsuits is not surprising given the current litigation climate, which is largely confined to the United States. However, the fact that the Company is subject to claims does not indicate that there is a quality issue with the Company’s tires. The Company sells approximately 30 to 35 million passenger, light truck, SUV, radial medium truck and motorcycle tires per year in North America. The Company estimates that approximately 300 million Company-produced tires – made up of thousands of different specifications – are still on the road in North America. While tire disablements do occur, it is the Company’s and the tire industry’s experience that the vast majority of tire failures relate to service-related conditions, which are entirely out of the Company’s control – such as failure to maintain proper tire pressure, improper maintenance, road hazard and excessive speed.

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

The Company determines its reserves using the number of incidents expected during a year. During the second quarter of 2012, the Company increased its products liability reserve by $19,758. The addition of another year of self-insured incidents accounted for $12,609 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims. These revisions increased the reserve by $2,635. Finally, changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $4,514.

During the first six months of 2012, the Company increased its products liability reserve by $39,295. The addition of another year of self-insured incidents accounted for $24,094 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims. These revisions increased the reserve by $5,389. Finally, changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $9,812.

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

The Company paid $16,103 during the second quarter of 2012 to resolve cases and claims and has paid $34,512 through the first six months of 2012. The Company’s products liability reserve balance at December 31, 2011 totaled $207,353 (the current portion of $58,476 is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets) and the balance at June 30, 2012 totaled $212,136 (current portion of $58,908).

The products liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company offset by recoveries of legal fees. Legal costs are expensed as incurred and products liability insurance premiums are amortized over coverage periods.

For the three-month periods ended June 30, 2011 and 2012, products liability expenses totaled $27,097 and $26,422, respectively. For the six-month periods ended June 30, 2011 and 2012, products liability expenses totaled $52,514 and $53,419, respectively. Products liability expenses are included in cost of goods sold in the Condensed Consolidated Statements of Income.

13.	Income Taxes

For the quarter ended June 30, 2012, the Company recorded income tax expense of $29,345 (effective rate of 33.3 percent) as compared to $1,621 (effective rate of 17.8 percent) for the comparable period in 2011. For the six-month period ended June 30, 2012, the Company recorded income tax expense of $41,646 (effective rate of 32.4 percent) as compared to $12,080 (effective rate of 23.7 percent) for the comparable period in 2011. The 2012 quarter and six-month period income tax expense is calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. This is impacted by the projected mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions with no tax benefit due to valuation allowances. The effective income tax rate for the quarter ended June 30, 2011 differs from the current quarter due to the U.S. valuation allowance that was released at December 31, 2011, and certain PRC tax holidays in effect at that time. In addition, the current quarter and six-month period income tax expense is higher primarily due to increased pretax earnings. Discrete tax items were not material for the current quarter and six-month period. For the quarter and six-month period ended June 30, 2011, income tax expense included a discrete tax benefit of $1,233 and a discrete tax expense of $1,434, respectively.

The Company continues to maintain a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” against a portion of its U.S. and non-U.S. deferred tax asset position, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a capital loss carryforward by a valuation allowance of $19,838. In addition, the Company has recorded valuation allowances of $9,660 relating to non-U.S. net operating losses of $8,064 and foreign tax credits of $1,596 for a total valuation allowance of $29,498. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.

The Company maintains an ASC 740-10, “Accounting for Uncertainty in Income Taxes,” liability for unrecognized tax benefits for permanent and temporary book/tax differences. At June 30, 2012, the Company’s liability, exclusive of interest, totals approximately $987. The Company accrued no additional interest expense for the quarter.

During the quarter the Company collected the anticipated tax refunds from the settlement of the IRS examination for years 2006 – 2010 of $4,886 which was outstanding at March 31, 2012.

The Company and its subsidiaries are subject to income tax examination in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by income and franchise tax authorities for years prior to 2005.

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

Consolidated Results of Operations

	Three months ended June 30			Six months ended June 30
(Dollar amounts in millions except per share amounts)	2011	Change	2012	2011	Change	2012
Revenues:
North American Tire
External customers	$636.0	17.4%	$746.7	$1,254.3	12.9%	$1,416.7
Intercompany	27.3	-11.7%	24.1	52.8	-2.3%	51.6

	663.3	16.2%	770.8	1,307.1	12.3%	1,468.3

International Tire
External customers	282.7	10.3%	311.9	566.2	10.6%	626.1
Intercompany	112.9	-5.4%	106.8	192.8	2.2%	197.0

	395.6	5.8%	418.7	759.0	8.4%	823.1
Eliminations	(140.2)	-6.6%	(131.0)	(245.6)	1.3%	(248.7)

Net sales	$918.7	15.2%	$1,058.5	$1,820.5	12.2%	$2,042.7

Segment profit (loss)
North American Tire	$3.6	1705.6%	$65.0	$25.2	248.8%	$87.9
International Tire	23.3	85.4%	43.2	43.4	74.7%	75.8
Eliminations	(1.0)	230.0%	(3.3)	(2.7)	40.7%	(3.8)
Unallocated corporate charges	(1.7)	458.8%	(9.5)	(9.4)	78.7%	(16.8)

Operating profit	24.2	294.2%	95.4	56.5	153.3%	143.1
Interest expense	9.2	-8.7%	8.4	18.7	-9.6%	16.9
Interest income	0.9	-22.2%	0.7	1.6	-12.5%	1.4
Other income	0.1	100.0%	0.2	5.6	-89.3%	0.6

Income before income taxes	16.0	449.4%	87.9	45.0	184.9%	128.2
Income tax expense	1.6	1737.5%	29.4	12.1	243.8%	41.6

Net Income	14.4	306.3%	58.5	32.9	163.2%	86.6
Noncontrolling shareholders’ interests	(2.9)	134.5%	(6.8)	(5.7)	133.3%	(13.3)

Net income attributable to
Cooper Tire & Rubber Company	$11.5	349.6%	$51.7	$27.2	169.5%	$73.3

Basic earnings per share	$0.19		$0.83	$0.44		$1.18

Diluted earnings per share	$0.18		$0.82	$0.43		$1.17

Consolidated net sales for the three-month period ended June 30, 2012 were $140 million higher than the comparable period one year ago. The increase in net sales for the second quarter of 2012 compared with the second quarter of 2011 was the result of higher unit volumes ($143 million), partially offset by unfavorable pricing and mix ($11 million). The International Tire Operations segment experienced favorable exchange rates in the second quarter of 2012 ($8 million).

Operating profit in the second quarter of 2012 increased $71 million from the second quarter of 2011. Lower raw material costs ($67 million), increased unit volumes ($19 million), improved manufacturing efficiencies ($8 million) and decreased products liability charges ($1 million) contributed to the higher operating profit for the quarter. Increased selling, general and administrative costs ($19 million) and unfavorable pricing and mix ($3 million) reduced the Company’s operating profit. Other operating costs were unfavorable ($9 million) as the result of increased pension and incentive compensation expense, in addition to start-up costs related to the Company’s operations in Serbia. The International Tire Operations segment had a $7 million pension curtailment gain in the second quarter. Additional information related to the Company’s accounting for the pension curtailment gain appears in the Notes to the Condensed Consolidated Financial Statements.

Consolidated net sales for the six-month period ended June 30, 2012, were $222 million higher than the comparable period one year ago. The increase in net sales for the first six months of 2012 compared to the first six months of 2011 was the result of higher unit volumes ($133 million) and favorable pricing and mix ($70 million). The International Tire Operations segment also experienced favorable exchange rates in the first six months of 2012 ($19 million).

Operating profit in the first six months of 2012 increased $87 million from the first six months of 2011. Favorable pricing and mix ($69 million), lower raw material costs ($59 million) and increased unit volumes ($18 million) contributed to the higher operating profit for the first six months of 2012. Increased selling, general and administrative costs ($28 million) and higher products liability charges ($1 million) reduced the Company’s operating profit. Additionally, the Company experienced decreased manufacturing efficiencies ($23 million) for the six-month period ended June 30, 2012, which includes $29 million of first quarter costs related to the labor issues at the Findlay, Ohio manufacturing facility. Other operating costs were unfavorable ($14 million) as the result of increased pension and incentive compensation expense, in addition to start-up costs related to the Company’s operations in Serbia. The International Tire Operations segment had a $7 million pension curtailment gain in the second quarter.

The Company experienced decreases in the costs of certain of its principal raw materials in the first half of 2012 compared with the first half of 2011. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based. Substantially all U.S. inventories have been valued using the LIFO method of inventory costing.

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

Products liability expenses totaled $26 million and $27 million in the second quarter of 2012 and 2011, respectively. Products liability expenses totaled $53 million and $52 million in the first six months of 2012 and 2011, respectively. The change in the expense results from continued adjustments to existing reserves based on the Company’s quarterly comprehensive review of outstanding claims. Additional information related to the Company’s accounting for products liability costs appears in the Notes to the Condensed Consolidated Financial Statements.

Selling, general, and administrative expenses were $63 million in the second quarter of 2012 (6.0 percent of net sales) and $45 million in the second quarter of 2011 (4.9 percent of net sales). For the six-month period ended June 30, 2012, selling, general and administrative expenses were $121 million (5.9 percent of net sales) compared to $94 million (5.2 percent of net sales) for the comparable period of 2011. The change in selling, general and administrative expenses was due to increased incentive based compensation, increases in accruals for stock-based liabilities and additional selling costs associated with higher sales levels, coupled with increased advertising spending and investment in the Company’s distribution network in the Chinese market.

Interest expense decreased $1 million in the second quarter of 2012 from the second quarter of 2011, and decreased $2 million on a year to date basis when compared to the comparable period of 2011. Interest income has remained relatively constant during both the second quarter and on a year-to-date basis when compared to the comparable periods of 2011.

Other income decreased $5 million in the first six months of 2012 compared to the first six months of 2011. In connection with its increased investment in Corporacion de Occidente SA de CV (“COOCSA”) in the first quarter of 2011, the Company recorded a gain of $5 million on its original investment, which represented the excess of the fair value of approximately $34 million over the carrying value of the investment as of the transaction date.

For the quarter ended June 30, 2012, the Company recorded income tax expense of $29.3 million (effective rate of 33.3 percent) as compared to $1.6 million (effective rate of 17.8 percent) for the comparable period in 2011. For the six-month period ended June 30, 2012, the Company recorded income tax expense of $41.6 million (effective rate of 32.4 percent) as compared to $12.1 million (effective rate of 23.7 percent) for the comparable period in 2011. The 2012 quarter and six-month period income tax expense is calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. This is impacted by the projected mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions with no tax benefit due to valuation allowances. The effective income tax rate for the quarter ended June 30, 2011 differs from the current quarter due to the U.S. valuation allowance that was released at December 31, 2011, and certain PRC tax holidays in effect at that time. In addition the current quarter and six-month period income tax expense is higher primarily due to increased pretax earnings. Discrete tax items were not material for the current quarter and six-month period. For the quarter and six-month period ended June 30, 2011, income tax expense included a discrete tax benefit of $1.2 million and a discrete tax expense of $1.4 million, respectively.

The Company continues to maintain a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” against a portion of its U.S. and non-U.S. deferred tax asset position, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a capital loss carryforward by a valuation allowance of $19.8 million. In addition, the Company has recorded valuation allowances of $9.7 million relating to non-U.S. net operating losses of $8.1 million and foreign tax credits of $1.6 million for a total valuation allowance of $29.5 million. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.

North American Tire Operations Segment

	Three months ended June 30			Six months ended June 30
	2011	Change	2012	2011	Change	2012
(Dollar amounts in millions)
Net sales	$663.3	16.2%	$770.8	$1,307.1	12.3%	$1,468.3

Operating profit	$3.6	1705.6%	$65.0	$25.2	248.8%	$87.9

Operating margin	0.5%	7.9 points	8.4%	1.9%	4.1 points	6.0%

United States unit shipments changes:
Passenger tires
Segment		15.2%			3.8%
RMA members		0.1%			-3.9%
Total Industry		0.0%			-2.6%

Light truck tires
Segment		18.7%			6.2%
RMA members		-2.3%			-8.4%
Total Industry		0.2%			-6.5%

Total light vehicle tires
Segment		15.9%			4.3%
RMA members		-0.2%			-4.5%
Total Industry		0.1%			-3.1%

Total segment unit sales change		14.9%			5.6%

The source of this information is the Rubber Manufacturers Association (“RMA”) and internal sources.

Overview

The North American Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also distributes tires for racing, medium truck and motorcycles that are manufactured at the Company’s subsidiaries. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores and a small original equipment contract for medium truck tires.

Sales

Sales of the North American Tire Operations segment increased by $107 million, or 16.2 percent from the sales levels achieved in the second quarter of 2011. The increase in sales was a result of increased unit volumes ($96 million) and favorable pricing and mix ($11 million). In the U.S., the segment’s unit shipments of total light vehicle tires increased 15.9 percent in the second quarter of 2012 compared with the second quarter of 2011. This increase exceeded the 0.2 percent decrease in total light vehicle shipments experienced by all members of the Rubber Manufacturers Association and the 0.1 percent increase for the total industry (which includes an estimate for non-RMA members). In the second quarter, the segment outperformed the industry in the unit shipments of broadline and value tires, as well as ultra-high performance, light truck and SUV tires. Commercial tire shipments of the Roadmaster brand, which are excluded from light vehicle shipments, were up 5% for the quarter compared with the second quarter of 2011, also outperforming the industry.

Sales of the North American Tire Operations segment increased by $161 million, or 12.3 percent, in the first six months of 2012 from the same period in 2011. The increase in sales was the result of increased unit volumes ($76 million) and favorable pricing and mix ($85 million). In the United States, the segment’s unit shipments of total light vehicle tires increased 4.3 percent in the first six months of 2012 compared with the same period in 2011. This increase exceeded the 4.5 percent decrease in total light vehicle shipments experienced by all members of the RMA and the 3.1 percent decrease for the total industry for the first six months. The performance of the segment against the industry for the six-month period is consistent with the results outlined for the second quarter.

Operating Profit

North American Tire segment operating profit increased $61 million in the second quarter of 2012 compared to the second quarter of 2011. Operating profit increased as a result of lower raw material costs ($35 million), favorable pricing and mix ($18 million), increased unit volumes ($12 million), improved manufacturing efficiencies ($7 million) and decreased products liability charges ($1 million). Selling, general and administrative charges, including increased incentive based compensation, were unfavorable ($5 million). Additionally, other operating costs were unfavorable ($6 million) as a result of increased pension and incentive compensation expense.

Operating profit for the segment increased $63 million in the first six months of 2012 from the first six months of 2011. The increase in operating profit was driven by favorable price and mix ($75 million), lower raw material costs ($17 million) and increased unit volumes ($9 million). The segment experienced decreased manufacturing efficiencies ($21 million) for the six-month period ended June 30, 2012, which includes $29 million of first quarter costs related to the labor issues at the Findlay, Ohio manufacturing facility. Selling, general and administrative charges, including increased incentive based compensation and higher advertising spending, were unfavorable ($8 million) and products liability charges increased $1 million. Additionally, other operating costs were unfavorable ($9 million) as a result of increased pension and incentive compensation expense.

The segment’s internally calculated raw material index of 262 during the quarter was a decrease of 1.8 percent from the same period of 2011. The raw material index increased 4.5 percent from the quarter ended March 31, 2012.

International Tire Operations Segment

	Three months ended June 30			Six months ended June 30
	2011	Change	2012	2011	Change	2012
(Dollar amounts in millions)
Net sales	$395.6	5.8%	$418.6	$759.0	8.4%	$823.1
Operating profit	$23.3	85.4%	$43.2	$43.4	74.9%	$75.9
Operating margin	5.9%	4.4 points	10.3%	5.7%	3.5 points	9.2%
Unit sales change		18.8%			13.2%

Overview

The International Tire Operations segment has affiliated operations in the U.K., the PRC and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for the global market. The Cooper Chengshan Tire joint venture manufactures and markets radial and bias medium truck tires as well as passenger and light truck tires for the global market. Cooper Kunshan Tire currently manufactures light vehicle tires and, under an agreement with the government of the PRC, these tires will be exported to markets outside of the PRC through 2012. The Serbian entity manufactures light vehicle tires for the European markets. The majority of the tires manufactured by the segment are sold in the replacement market, with a relatively small percentage currently sold to OEMs.

Sales

Sales of the International Tire Operations segment increased by $23 million, or 5.8 percent, in the second quarter of 2012 compared to the second quarter of 2011. The increase in sales was a result of increased unit volumes ($72 million) offset by unfavorable pricing and mix ($57 million). The segment also experienced favorable exchange rates in the second quarter ($8 million). The segment’s increase in volume was primarily the result of growth in the Chinese truck and bus radial tire market, as well as continued efforts to expand distribution and supply of light vehicle tires within the segment.

Sales of the International Tire Operations segment increased by $64 million, or 8.4 percent, in the first six months of 2012 compared to the same period in 2011. The segment experienced increased unit volumes ($100 million), offset by unfavorable pricing and mix ($55 million). The segment also experienced favorable exchange rates in the period ($19 million). The performance of the segment against the industry for the six-month period is consistent with the results outlined for the second quarter.

Operating Profit

International Tire operating profit in the second quarter of 2012 was $20 million higher than in the same period of 2011. The increase in operating profit was due to lower raw material costs ($46 million), increased unit volumes ($6 million) and improved manufacturing efficiencies ($1 million). These improvements were partially offset by unfavorable pricing and mix ($32 million). Selling, general and administrative charges were higher ($6 million) as a result of higher selling costs associated with increased sales levels, higher advertising spend and additional investments in the distribution network in the Chinese market. Start-up costs related to the Company’s operations in Serbia and other costs were unfavorable ($2 million) compared with the same period in 2011. The segment had a $7 million pension curtailment gain in the second quarter.

Operating profit for the segment in the first six months of 2012 was $33 million higher than the same period for 2011. The increase in operating profit was due to lower raw material costs ($62 million) and increased unit volumes ($9 million). These improvements were partially offset by unfavorable pricing and mix ($26 million) and decreased manufacturing efficiencies ($2 million). Selling, general and administrative charges were higher ($13 million) as a result of higher selling costs associated with increased sales levels, higher advertising spend and additional investments in the distribution network in the Chinese market. Start-up costs related to the Company’s operations in Serbia ($4 million) and other costs ($1 million) were unfavorable compared with the same period in 2011. The segment had a $7 million pension curtailment gain in the second quarter.

The International Tire Operations segment experienced decreases in the costs of certain of its raw materials in the first half of 2012 as compared to the first half of 2011. Raw material costs per unit sold have decreased 9.6% for the six months ended June 30, 2012 as compared to the same period in 2011.

Outlook for Company

For the remainder of 2012, the Company expects uncertainty to persist in the global economic environment. Demand for tires will vary by region and likely remain sluggish compared to historical growth rates. Through its actions to launch new products and deliver exceptional value, the Company believes that it can exceed industry growth rates.

Capital investments are expected to be between $180 million and $210 million in 2012. This includes investments in an ERP system and investments to ramp up production at the Serbian plant acquired in January 2012.

Raw material costs are forecasted to decline in the near term future, but persistent volatility can make it difficult to accurately predict these movements in raw material prices. The Company’s raw material index is likely to be sequentially lower between 5 percent and 10 percent during the third quarter from the second quarter of 2012.

The Company expects its effective tax rate for 2012 will most likely be between 29 percent and 34 percent.

The Company’s focus in 2012 will continue to be guided by its Strategic Plan which calls for achieving profitable top line growth, improving its global cost structure and improving organizational capabilities. While the Company’s record of achievements gives it confidence that it can successfully compete in a volatile economy and industry, the uncertain global economic environment causes it to be cautious about the near term future.

Liquidity and Capital Resources

Generation and uses of cash — Net cash provided by operating activities was $140 million during the first six months of 2012 compared to net cash used in operating activities of $55 million during the first six months of 2011. Inventories increased at a much lower rate than historical increases due in part to strong sales and the labor situation in Findlay.

Net cash used in investing activities during the first six months of 2011 and 2012 reflect capital expenditures of $83 million and $78 million, respectively. During the first quarter of 2011, the Company invested $17 million in COOCSA, increasing its ownership percentage to approximately 58 percent, and because of the increase in voting rights, began consolidating the results of those operations. During the first quarter of 2012, the Company acquired assets in Serbia for approximately $19 million.

During the first six months of 2011 and 2012, the Company repaid $13 million and $12 million of short-term notes, respectively. In both 2011 and 2012, the Company borrowed additional funds using long-term debt and in 2012, the Company repaid $17 million of maturing long-term debt. In the first quarter of 2011, the Company paid $117 million to purchase the remaining 50 percent ownership interest in Cooper Kunshan.

Dividends paid on the Company’s common shares in each of the first six months of 2011 and 2012 were $13 million. During the first six months of 2011 and 2012, the Company paid $6 million and $3 million in dividends to noncontrolling shareholders in the Cooper Chengshan joint venture, respectively.

Available cash, credit facilities and contractual commitments – At June 30, 2012, the Company had cash and cash equivalents of $241 million.

Domestically, the Company has a revolving credit facility with a consortium of four banks that provides up to $200 million based on available collateral and expires in July 2016. The Company also has an accounts receivable securitization facility with a $175 million limit with a June 2014 maturity. These credit facilities remain undrawn, other than to secure letters of credit, and have no significant financial covenants until available credit is less than specified amounts. The Company’s additional borrowing capacity based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at June 30, 2012 was $279 million.

The Company’s affiliated operations in Asia have annual renewable unsecured credit lines that provide up to $297 million of borrowings and do not contain financial covenants. The additional borrowing capacity on the Asian credit lines totaled $249 million.

The Company expects capital expenditures for 2012 to be in the $180 to $210 million range.

The following table summarizes long-term debt at June 30, 2012:

Parent company
8% unsecured notes due December 2019	$173.6
7.625% unsecured notes due March 2027	116.9
Capitalized leases and other	9.3

299.8

Consolidated Subsidiaries
5.99% unsecured notes due in 2012	4.7
6.10% to 6.65% unsecured notes due in 2014	29.3
6.65% unsecured notes due in 2015	3.2
6.79% unsecured notes due in 2016	6.7

43.9

Total debt	343.7
Less current maturities	6.6

$337.1

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

Pursuant to applicable accounting rules, the Company accrues the minimum liability for each known claim when the estimated outcome is a range of possible loss and no one amount within that range is more likely than another. The Company uses a range of losses because an average cost would not be meaningful since the products liability claims faced by the Company are unique and widely variable, and accordingly, the resolutions of those claims have an enormous amount of variability. The costs have ranged from zero dollars to $33 million in one case with no “average” that is meaningful. No specific accrual is made for individual unasserted claims or for premature claims, asserted claims where the minimum information needed to evaluate the probability of liability is not yet known. However, an accrual for such claims based, in part, on management’s expectations for future litigation activity and the settled claims history is maintained. Because of the speculative nature of litigation in the United States, the Company does not believe a meaningful aggregate range of potential loss for asserted and unasserted claims can be determined. The Company’s experience has demonstrated that its estimates have been reasonably accurate and, on average, cases are resolved for amounts close to the reserves established. However, it is possible an individual claim from time to time may result in an aberration from the norm and could have a material impact.

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

•	the impact of labor problems, including labor disruptions at the Company or at one or more of its large customers or suppliers;

•	changes to tariffs on certain tires imported into the United States from the People’s Republic of China or the imposition of new tariffs or trade restrictions;

•	government regulatory and legislative initiatives including environmental and healthcare matters;

•	failure to implement information technologies or related systems, including failure to successfully implement an ERP system;

•	the failure to develop technologies, processes or products needed to support consumer demand;

•	technology advancements;

•	the risks associated with doing business outside of the United States;

•	failure to attract or retain key personnel;

•	inaccurate assumptions used in developing the Company’s strategic plan or operating plans or the inability or failure to successfully implement such plans;

•	failure to successfully integrate acquisitions into operations or their related financings may impact liquidity and capital resources;

•	changes in the Company’s relationship with joint-venture partners;

•	the inability to recover the costs to develop and test new products or processes;

•	inability to adequately protect the Company’s intellectual property rights; and

•	inability to use deferred tax assets.

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

There have been no material changes in market risk at June 30, 2012, from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011.

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

The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of June 30, 2012 (“Evaluation Date”)). Based on its initial evaluation, the Company’s CEO and CFO concluded that its disclosure controls and procedures were effective as of the Evaluation Date.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Company’s industry is highly competitive, and the Company may not be able to compete effectively with lower-cost producers and larger competitors.

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

The Company’s results could be impacted by changes in tariffs imposed by the U.S. or other governments on imported tires.

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

The Company’s operations depend on maintaining a skilled workforce and any interruption of its workforce due to shortages of skilled technical, production or professional workers, work disruptions, or other events could interrupt the Company’s operations and affect its operating results. Further, a significant number of the Company’s employees are currently represented by unions. Although the Company believes that its relations with its employees are generally good, the Company cannot provide assurance that it will be able to successfully maintain its good relations with its employees at all times.

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

If the assumptions used in developing the Company’s strategic plan vary significantly from actual conditions, the Company’s sales, margins and profitability could be harmed. If the Company is unsuccessful in implementing the tactics necessary to execute its strategic plan it can also be negatively impacted.

The Company may not be successful in executing and integrating acquisitions into its operations, which could harm its results of operations and financial condition.

The Company routinely evaluates potential acquisitions and may pursue acquisition opportunities, some of which could be material to its business. The Company cannot provide assurance whether it will be successful in pursuing any acquisition opportunities or what the consequences of any acquisition would be. In addition, the Company recently completed the acquisition of certain assets of a manufacturing facility in Serbia. The Company may encounter various risks in any acquisitions, including:

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

The Company’s success depends in part upon its ability to use and protect its proprietary technology and other intellectual property, which generally covers various aspects in the design and manufacture of its products and processes. The Company owns and uses tradenames and trademarks worldwide. The Company relies upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements and patent, copyright and trademark laws to protect its intellectual property rights. The steps the Company takes in this regard may not be adequate to prevent or deter challenges, reverse engineering or infringement or other violations of its intellectual property, and the Company may not be able to detect unauthorized use or take appropriate and timely steps to enforce its intellectual property rights. In addition, the laws of some countries may not protect and enforce the Company’s intellectual property rights to the same extent as the laws of the U.S. Further, while we believe that we have rights to use all intellectual property in the Company’s use, if the Company is found to infringe on the rights of others it could be adversely impacted.

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

The Company has net deferred tax assets recorded on the balance sheet. The Company maintains a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” on a small portion of its deferred tax asset position. The valuation allowance will be maintained as long as it is more likely than not that some portion of the deferred tax asset may not be realized. Deferred tax assets and liabilities are determined separately for each taxing jurisdiction in which the Company conducts its operations or otherwise generates taxable income or losses. In the U.S., the Company has recorded significant deferred tax assets, the largest of which relate to products liability, pension and other postretirement benefit obligations. These deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. Based upon the Company’s assessment of the realizability of its net deferred tax assets, the Company maintains a small valuation allowance for the portion of its U.S. deferred tax assets primarily associated with a capital loss carryforward. In addition, the Company has recorded valuation allowances for deferred tax assets primarily associated with non-U.S. net operating losses. The Company’s assessment of the realizability of deferred tax assets is based on certain assumptions regarding future profitability, especially in the U.S., and adverse business conditions that could have a negative impact on the realizability and therefore impact the Company’s operating results or financial position.

.

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

August 9, 2012

    (Date)