Form 10-Q
period 2012-09-30
COOPER TIRE & RUBBER CO
filed 2012-11-02
CIK 24491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock of registrant outstanding at September 30, 2012: 62,920,783

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per-share amounts)

	December 31,	Sept. 30,
	2011	2012
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$233,710	$271,512
Notes receivable	71,661	51,130
Accounts receivable, less allowances of $10,622 at 2011 and $14,040 at 2012	427,782	499,568
Inventories at lower of cost or market:
Finished goods	294,384	403,303
Work in process	40,899	43,190
Raw materials and supplies	130,110	139,465

	465,393	585,958

Other current assets	65,434	66,201

Total current assets	1,263,980	1,474,369
Property, plant and equipment:
Land and land improvements	32,432	32,262
Buildings	305,581	305,607
Machinery and equipment	1,739,241	1,845,183
Molds, cores and rings	231,824	232,619

	2,309,078	2,415,671
Less accumulated depreciation and amortization	1,339,975	1,397,443

Net property, plant and equipment	969,103	1,018,228
Goodwill	18,851	18,851
Intangibles, net of accumulated amortization of $25,759 at 2011 and $26,874 at 2012	17,352	16,237
Restricted cash	2,475	9,388
Deferred income tax assets	197,580	187,826
Other assets	31,664	30,163

Total assets	$2,501,005	$2,755,062

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$131,651	$47,688
Accounts payable	339,215	418,780
Accrued liabilities	152,306	228,538
Income taxes payable	6,646	20,943
Current portion of long-term debt	21,199	2,336

Total current liabilities	651,017	718,285
Long-term debt	329,496	336,631
Postretirement benefits other than pensions	293,267	299,344
Pension benefits	360,632	335,766
Other long-term liabilities	168,703	187,435
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued at 2011 and at 2012	87,850	87,850
Capital in excess of par value	1,042	—
Retained earnings	1,464,392	1,591,656
Cumulative other comprehensive loss	(520,878)	(499,673)

	1,032,406	1,179,833
Less: common shares in treasury at cost (25,551,636 at 2011 and 24,929,509 at 2012)	(454,605)	(442,311)

Total parent stockholders’ equity	577,801	737,522
Noncontrolling shareholders’ interests in consolidated subsidiaries	120,089	140,079

Total equity	697,890	877,601

Total liabilities and equity	$2,501,005	$2,755,062

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2012

(UNAUDITED)

(Dollar amounts in thousands except per-share amounts)

	2011	2012
Net sales	$1,048,602	$1,095,626
Cost of products sold	960,518	897,468

Gross profit	88,084	198,158

Selling, general and administrative	40,872	68,555

Operating profit	47,212	129,603

Interest expense	8,953	7,115
Interest income	829	542
Other income (expense)	(124)	(315)

Income before income taxes	38,964	122,715

Income tax expense	17,003	40,004

Net income	21,961	82,711

Net income attributable to noncontrolling shareholders’ interests	4,680	8,598

Net income attributable to Cooper Tire & Rubber Company	$17,281	$74,113

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.28	$1.18

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.27	$1.17

Dividends per share	$0.105	$0.105

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2012

(UNAUDITED)

(Dollar amounts in thousands)

	Three Months Ended September 30,
	2011	2012
Net income	$21,961	$82,711
Other comprehensive income
Cumulative currency translation adjustments
Foreign currency translation adjustments	(8,959)	10,346

Financial instruments
Change in the fair value of derivatives and marketable securities	11,001	(8,023)
Income tax (expense)/benefit on derivative instruments	(921)	2,864

Financial instruments, net of tax	10,080	(5,159)

Postretirement benefit plans
Amortization of actuarial loss	9,339	11,617
Amortization of prior service credit	(359)	(172)
Income tax expense on postretirement benefit plans	(477)	(4,160)
Foreign currency translation effect	1,961	(4,039)

Postretirement benefit plans, net of tax	10,464	3,246

Other comprehensive income	11,585	8,433

Comprehensive income	33,546	91,144
Less comprehensive income attributable to noncontrolling shareholders’ interests	1,886	9,532

Comprehensive income attributable to Cooper Tire & Rubber Company	$31,660	$81,612

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2012

(UNAUDITED)

(Dollar amounts in thousands except per-share amounts)

	2011	2012
Net sales	$2,869,134	$3,138,366
Cost of products sold	2,630,816	2,675,875

Gross profit	238,318	462,491

Selling, general and administrative	134,670	189,764

Operating profit	103,648	272,727

Interest expense	27,603	23,973
Interest income	2,399	1,914
Other income	5,524	333

Income before income taxes	83,968	251,001

Income tax expense	29,083	81,650

Net income	54,885	169,351

Net income attributable to noncontrolling shareholders' interests	10,407	21,924

Net income attributable to Cooper Tire & Rubber Company	$44,478	$147,427

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.72	$2.36

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.71	$2.34

Dividends per share	$0.315	$0.315

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2012

(UNAUDITED)

(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2011	2012
Net income	$54,885	$169,351
Other comprehensive income
Cumulative currency translation adjustments
Foreign currency translation adjustments	6,877	9,693
Currency loss recognized as part of acquisition of noncontrolling shareholder interest	4,893	—

Cumulative currency translation adjustments	11,770	9,693
Financial instruments
Change in the fair value of derivatives and marketable securities	7,900	(8,129)
Income tax benefit on derivative instruments	(299)	2,958

Financial instruments, net of tax	7,601	(5,171)
Postretirement benefit plans
Amortization of actuarial loss	28,029	35,020
Amortization of prior service credit	(1,080)	(700)
Actuarial gain from plan amendment	—	7,707
Pension curtailment gain	—	(7,460)
Income tax expense on postretirement benefit plans	(1,435)	(12,538)
Foreign currency translation effect	(203)	(3,785)

Postretirement benefit plans, net of tax	25,311	18,244

Other comprehensive income	44,682	22,766

Comprehensive income	99,567	192,117
Less comprehensive income attributable to noncontrolling shareholders’ interests	10,455	23,485

Comprehensive income attributable to Cooper Tire & Rubber Company	$89,112	$168,632

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2012

(UNAUDITED)

(Dollar amounts in thousands)

	2011	2012
Operating activities:
Net income	$54,885	$169,351
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	91,706	95,189
Amortization	1,008	1,005
Deferred income taxes	3,536	5,287
Stock based compensation	3,070	5,912
Change in LIFO inventory reserve	71,713	(35,389)
Amortization of unrecognized postretirement benefits	26,519	34,320
Loss on sale of assets	2,822	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(115,500)	(53,130)
Inventories	(257,241)	(81,817)
Other current assets	31,508	(7,930)
Accounts payable	28,815	79,692
Accrued liabilities	15,686	67,326
Other items	(31,235)	12,258

Net cash (used in) provided by operating activities	(72,708)	292,074
Investing activities:
Additions to property, plant and equipment	(121,286)	(123,477)
Acquisition of business, net of cash acquired	(17,380)	—
Acquisition of assets in Serbia	—	(18,534)
Proceeds from the sale of assets	3,450	754

Net cash used in investing activities	(135,216)	(141,257)
Financing activities:
Net payments on short-term debt	(8,539)	(83,501)
Additions to long-term debt	29,835	10,042
Repayments on long-term debt	(600)	(21,771)
Acquisition of noncontrolling shareholder interest	(116,500)	(71)
Payment of dividends to noncontrolling shareholders	(5,729)	(3,495)
Payment of dividends	(19,587)	(19,650)
Issuance of common shares and excess tax benefits on options	4,408	5,177

Net cash used in financing activities	(116,712)	(113,269)
Effects of exchange rate changes on cash	1,842	254

Changes in cash and cash equivalents	(322,794)	37,802
Cash and cash equivalents at beginning of year	413,359	233,710

Cash and cash equivalents at end of period	$90,565	$271,512

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per-share amounts)

1.	Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements of Cooper Tire & Rubber Company (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. There is a year-round demand for the Company’s passenger and truck replacement tires, but sales of light vehicle replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November. Operating results for the nine-month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

Accounting Pronouncements – Recently Adopted

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Presentation of Comprehensive Income”, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update eliminates the option to present components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. The amendments under this update defer only a portion of ASU 2011-05, and accordingly, the components of other comprehensive income are still required to be presented either in a single continuous statement or in two separate but consecutive statements. This accounting standards update, as amended, was adopted using the two statement approach in the first quarter of 2012 and was applied retrospectively for all prior periods presented. The adoption of this accounting standards update did not have an impact on the Company’s results within the consolidated financial statements; however, it did change the financial statement presentation.

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

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”, which permits an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

During the first quarter of 2012, the Company received approximately $10,600 of grants from the government of Serbia to be used to fund capital expenditures. The Company does not have to re-pay the grants contingent upon the Company investing approximately $63,700 (including the original purchase price) over the next three years and maintaining a minimum employment level during the period. The Company intends to satisfy the criteria listed so no funds will need to be re-paid. At September 30, 2012, the Company has recorded $6,812 of restricted cash on the Condensed Consolidated Balance Sheets representing the proportionate share of the capital expenditures yet to be made. Should the Company fail to meet these criteria, the Company will be required to repay the entire amount of the government grants.

3.	Earnings Per Share

Net income per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30		Nine months ended September 30
	2011	2012	2011	2012
Numerator
Numerator for basic and diluted earnings per share -
Net income attributable to common stockholders	$17,281	$74,113	$44,478	$147,427

Denominator
Denominator for basic earnings per share - weighted average shares outstanding	62,266	62,561	62,106	62,405
Effect of dilutive securities - stock options and other stock units	576	713	971	637

Denominator for diluted earnings per share - adjusted weighted average shares outstanding	62,842	63,274	63,077	63,042

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber
Company common stockholders	$0.28	$1.18	$0.72	$2.36

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber
Company common stockholders	$0.27	$1.17	$0.71	$2.34

Options to purchase shares of the Company’s common stock not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares were 1,065 and 429 at September 30, 2011 and 2012, respectively.

4.	Fair Value of Financial Instruments

Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. The change in values of the fair value foreign currency hedges offset exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish krona, Norwegian krone, Mexican peso and Chinese yuan generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2011 and September 30, 2012 was $263,944 and $219,055, respectively. The counterparties to each of these agreements are major commercial banks.

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

Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately $6,009 and $(2,123) as of December 31, 2011 and September 30, 2012, respectively) are recorded as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheets and reclassified into earnings as the hedged transactions occur.

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

The following table presents the location and amounts of derivative instrument fair values in the Condensed Consolidated Balance Sheets:

(assets)/liabilities	December 31, 2011		September 30, 2012
Derivatives designated as hedging instruments	Accrued liabilities	$(6,214)	Accrued liabilities	$2,264
Derivatives not designated as hedging instruments	Accrued liabilities	$345	Accrued liabilities	$200

The following table presents the location and amount of gains and losses on derivative instruments in the Condensed Consolidated Statements of Income:

Derivatives Designated as Cash Flow Hedges	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Cumulative Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Three Months Ended September 30, 2011	$8,397	$(2,606)	$446
Three Months Ended September 30, 2012	$(4,078)	$3,946	$364

Nine Months Ended September 30, 2011	$3,492	$(4,490)	$356
Nine Months Ended September 30, 2012	$(2,671)	$5,458	$350

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Three Months Ended September 30, 2011	Other income	$888
Three Months Ended September 30, 2012	Other income	$115

Nine Months Ended September 30, 2011	Other income	$995
Nine Months Ended September 30, 2012	Other income	$145

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

The valuation of foreign exchange forward contracts was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2011 and September 30, 2012, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and September 30, 2012:

		Quoted Prices	Significant
	Total	in Active Markets	Other	Significant
	Derivative	for Identical	Observable	Unobservable
	(Assets)	Assets	Inputs	Inputs
Foreign Exchange Contracts	Liabilities	Level (1)	Level (2)	Level (3)
December 31, 2011	$(5,869)	$—	$(5,869)	$—
September 30, 2012	$2,464	$—	$2,464	$—

The following tables present the carrying amounts and fair values for the Company’s financial instruments carried at cost on the Condensed Consolidated Balance Sheets. The fair value of the Company’s debt is based upon the market price of the Company’s publicly-traded debt. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2011		September 30, 2012
		Fair Value Measurements		Fair Value Measurements
		Using Quoted Prices		Using Quoted Prices
		in Active Markets for		in Active Markets for
	Carrying	Identical Instruments	Carrying	Identical Instruments
	Amount	Level (1)	Amount	Level (1)
Cash and cash equivalents	$233,710	$233,710	$271,512	$271,512
Notes receivable	71,661	71,661	51,130	51,130
Restricted cash	2,475	2,475	9,388	9,388
Notes payable	(131,651)	(131,651)	(47,688)	(47,688)
Current portion of long-term debt	(21,199)	(21,199)	(2,336)	(2,336)
Long-term debt	(329,496)	(325,596)	(336,631)	(355,731)

There were no financial instruments carried at cost at December 31, 2011 or September 30, 2012 for which the fair value measurments include significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

5.	Business Segments

The following table details information on the Company’s operating segments.

	Three months ended September 30		Nine months ended September 30
	2011	2012	2011	2012
Revenues:
North American Tire
External customers	$735,001	$795,976	$1,989,274	$2,212,657
Intercompany	24,779	20,281	77,629	71,906

	759,780	816,257	2,066,903	2,284,563

International Tire
External customers	313,601	299,650	879,860	925,709
Intercompany	108,246	111,606	301,029	308,644

	421,847	411,256	1,180,889	1,234,353

Eliminations	(133,025)	(131,887)	(378,658)	(380,550)

Net sales	$1,048,602	$1,095,626	$2,869,134	$3,138,366

Segment profit (loss):
North American Tire	$17,340	$104,830	$42,544	$192,717
International Tire	30,442	35,506	73,814	111,381
Eliminations	356	(3,163)	(2,377)	(7,009)
Unallocated corporate charges	(926)	(7,570)	(10,333)	(24,362)

Operating profit	47,212	129,603	103,648	272,727
Interest expense	8,953	7,115	27,603	23,973
Interest income	829	542	2,399	1,914
Other income (expense)	(124)	(315)	5,524	333

Income before income taxes	$38,964	$122,715	$83,968	$251,001

6.	Inventories

Inventory costs are determined using the last-in, first-out (“LIFO”) method for substantially all U.S. inventories. The current cost of this inventory under the first-in, first-out (“FIFO”) method was $442,128 and $543,025 at December 31, 2011 and September 30, 2012, respectively. These FIFO values have been reduced by approximately $236,532 and $201,143 at December 31, 2011 and September 30, 2012, respectively, to arrive at the LIFO value reported on the Condensed Consolidated Balance Sheets. The remaining inventories have been valued under the FIFO or average cost method. All inventories are stated at the lower of cost or market.

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

The following table discloses the amount of stock based compensation expense for the three and nine-month periods ended September 30, 2011 and 2012:

	Three months ended September 30		Nine months ended September 30
	2011	2012	2011	2012
Stock options	$665	$863	$1,885	$2,506
Stock awards	—	67	—	67
Restricted stock units	308	286	906	890
Performance stock units	(242)	1,025	279	2,449

Total stock based compensation	$731	$2,241	$3,070	$5,912

Stock Options

During 2011, executives participating in the 2011 – 2013 Long-Term Incentive Plan were granted 311,670 stock options which will vest one third each year through 2014. In February 2012, executives participating in the 2012 – 2014 Long-Term Incentive Plan were granted 589,934 stock options which will vest one third each year through February 2015. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2011	2012
Risk-free interest rate	2.7%	1.2%
Dividend yield	1.8%	2.7%
Expected volatility of the Company’s common stock	0.615	0.644
Expected life in years	6.0	6.0

The weighted average fair value of options granted in 2011 and 2012 was $11.57 and $7.33, respectively.

The following table provides details of the stock option activity for the nine months ended September 30, 2012:

Number of
Shares
Outstanding at January 1, 2012	1,737,881
Granted	589,934
Exercised	(584,859)
Expired	(32,800)
Cancelled	(9,697)

Outstanding at September 30, 2012	1,700,459
Exercisable	814,251

Restricted Stock Units (RSUs)

The following table provides details of the nonvested RSU activity for the nine months ended September 30, 2012:

Number of Restricted Units
Nonvested at January 1, 2012	186,805

Granted	6,000
Vested	(44,906)
Cancelled	(5,067)
Accrued dividend equivalents	2,980

Nonvested at September 30, 2012	145,812

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

The following table provides details of the nonvested PSUs under the Company’s Long-Term Incentive Plans:

Performance stock units outstanding at January 1, 2012	61,450
Accrued dividend equivalents	1,182

Performance stock units outstanding at September 30, 2012	62,632

The Company’s RSUs and PSUs are not participating securities. These units will be converted into shares of Company common stock in accordance with the distribution date indicated in the agreements. RSUs earn dividend equivalents from the time of the award until distribution is made in common shares. PSUs earn dividend equivalents from the time the units have been earned based upon Company performance metrics, until distribution is made in common shares. Dividend equivalents are only earned subject to vesting of the underlying RSUs or PSUs; accordingly, such units do not represent participating securities.

8.	Pensions and Postretirement Benefits Other than Pensions

The following tables disclose the amount of net periodic benefit costs for the Company’s defined benefit plans and other postretirement benefits relating to continuing operations:

	Pension Benefits - Domestic
	Three months ended September 30		Nine months ended September 30
	2011	2012	2011	2012
Components of net periodic benefit cost:
Service cost	$1,925	$2,354	$5,775	$7,061
Interest cost	11,250	10,714	33,750	32,142
Expected return on plan assets	(12,526)	(10,754)	(37,579)	(32,264)
Amortization of actuarial loss	7,575	9,205	22,725	27,614

Net periodic benefit cost	$8,224	$11,519	$24,671	$34,553

	Pension Benefits - International
	Three months ended September 30		Nine months ended September 30
	2011	2012	2011	2012
Components of net periodic benefit cost:
Service cost	$627	$1	$1,885	$753
Interest cost	4,523	4,280	13,600	12,722
Expected return on plan assets	(4,180)	(3,892)	(12,570)	(11,371)
Amortization of prior service cost	(187)	—	(564)	(184)
Amortization of actuarial loss	1,449	1,643	4,358	5,099
Cooper Avon curtailment gain	—	—	—	(7,460)

Net periodic benefit cost	$2,232	$2,032	$6,709	$(441)

	Other Postretirement Benefits
	Three months ended September 30		Nine months ended September 30
	2011	2012	2011	2012
Components of net periodic benefit cost:
Service cost	$775	$1,040	$2,327	$3,121
Interest cost	3,462	3,133	10,385	9,399
Amortization of prior service cost	(172)	(172)	(516)	(516)
Amortization of actuarial loss	315	769	946	2,307

Net periodic benefit cost	$4,380	$4,770	$13,142	$14,311

Effective April 6, 2012, the Company amended the Cooper Avon Pension Plan to freeze all future pension benefits. As a result of this amendment, the Company recognized a pre-tax pension curtailment gain of $7,460 which was credited to cost of goods sold in the second quarter of 2012. This curtailment gain represents the prior service credit from a previous plan amendment. In connection with the current plan amendment, the Company remeasured the pension plan as of April 6, 2012 and recognized an actuarial gain of $7,707 through other comprehensive income as a result of changes in actuarial assumptions.

9.	Stockholders’ Equity

The following table reconciles the beginning and end of the period equity accounts attributable to Cooper Tire & Rubber Company and to the noncontrolling shareholders’ interests:

		Noncontrolling
	Total	Shareholders’
	Parent	Interests in	Total
	Stockholders’	Consolidated	Stockholders’
	Equity	Subsidiaries	Equity
Balance at December 31, 2011	$577,801	$120,089	$697,890

Net income	147,427	21,924	169,351
Other comprehensive income	21,205	1,561	22,766
Dividends payable to noncontrolling shareholders	—	(3,495)	(3,495)
Acquisition of noncontrolling shareholders’ interest	(71)	—	(71)
Stock compensation plans, including tax benefit of $1,764	10,810	—	10,810
Cash dividends—$.315 per share	(19,650)	—	(19,650)

Balance at September 30, 2012	$737,522	$140,079	$877,601

10.	Comprehensive Income Attributable to Noncontrolling Shareholders’ Interests

The following table provides the details of the comprehensive income attributable to noncontrolling shareholders’ interests:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2011	2012	2011	2012
Net income attributable to noncontrolling shareholders’ interests	$4,680	$8,598	$10,407	$21,924
Other comprehensive income:
Currency translation adjustments	(2,794)	934	48	1,561

Comprehensive income attributable to noncontrolling shareholders’ interests	$1,886	$9,532	$10,455	$23,485

11.	Product Warranty Liabilities

The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities:

	2011	2012
Reserve at January 1	$24,924	$27,400
Additions	27,414	19,656
Payments	(22,545)	(15,430)

Reserve at September 30	$29,793	$31,626

12.	Contingent Liabilities

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

The Company determines its reserves using the number of incidents expected during a year. During the third quarter of 2012, the Company increased its products liability reserve by $21,338. The addition of another year of self-insured incidents accounted for $12,609 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims. These revisions increased the reserve by $2,312. Finally, changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $6,417.

During the first nine months of 2012, the Company increased its products liability reserve by $60,633. The addition of another year of self-insured incidents accounted for $36,703 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims. These revisions increased the reserve by $7,701. Finally, changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $16,229.

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

The Company paid $10,638 during the third quarter of 2012 to resolve cases and claims and has paid $45,150 through the first nine months of 2012. The Company’s products liability reserve balance at December 31, 2011 totaled $207,353 (the current portion of $58,476 is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets) and the balance at September 30, 2012 totaled $222,836 (current portion of $59,979).

The products liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company. Legal costs are expensed as incurred and products liability insurance costs are amortized over coverage periods.

For the three-month periods ended September 30, 2011 and 2012, products liability expenses totaled $20,514 and $27,906, respectively. For the nine-month periods ended September 30, 2011 and 2012, products liability expenses totaled $73,028 and $81,325, respectively. Products liability expenses are included in cost of goods sold in the Condensed Consolidated Statements of Income.

13.	Income Taxes

For the three months ended September 30, 2012, the Company recorded income tax expense of $40,004 (effective rate of 31.0 percent) as compared to $17,003 (effective rate of 23.0 percent) for the comparable period in 2011. For the nine-month period ended September 30, 2012, the Company recorded income tax expense of $81,650 (effective rate of 31.7 percent) as compared to $29,083 (effective rate of 23.3 percent) for the comparable period in 2011. The three and nine-month period income tax expense is calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. This rate differs from the U.S. federal statutory rate of 35 percent primarily because of the projected mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions with no tax benefit due to valuation allowances. The effective income tax rate for the three months ended September 30, 2011 differs from the three month period ended September 30, 2012 due to the U.S. valuation allowance that was released at December 31, 2011, and certain tax holidays in the Peoples Republic of China (“PRC”) in effect at that time. In addition, the three and nine-month period income tax expense is higher primarily due to increased pretax earnings. Tax expense for the three and nine-month periods ended September 30, 2012 included a discrete tax expense of $1,937 and $2,056, respectively, primarily related to the unfavorable impact on deferred tax assets from a U.K. statutory tax rate reduction enacted during the period. For the three and nine-month periods ended September 30, 2011, income tax expense included a discrete tax expense of $8,052 and $9,486, respectively. This primarily includes recording of valuation allowance adjustments for U. S. return to provision timing differences and the unfavorable impact on deferred tax assets from a U.K. statutory tax rate reduction.

The Company continues to maintain a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” against a portion of its U.S. and non-U.S. deferred tax asset position, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a capital loss carryforward by a valuation allowance of $19,838. In addition, the Company has recorded valuation allowances of $9,727 relating to non-U.S. net operating losses of $8,131 and foreign tax credits of $1,596 for a total valuation allowance of $29,564. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.

The Company maintains an ASC 740-10, “Accounting for Uncertainty in Income Taxes,” liability for unrecognized tax benefits for permanent and temporary book/tax differences. At September 30, 2012, the Company’s liability, exclusive of interest, totals approximately $984. The Company accrued an immaterial amount of interest expense related to these unrecognized tax benefits during the quarter.

The Company and its subsidiaries are subject to income tax examination in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by income and franchise tax authorities for years prior to 2007.

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

Consolidated Results of Operations

(Dollar amounts in millions except per share amounts)

	Three months ended September 30			Nine months ended September 30
	2011	Change	2012	2011	Change	2012
Revenues:
North American Tire
External customers	$735.0	8.3%	$796.0	$1,989.3	11.2%	$2,212.7
Intercompany	24.8	-18.1%	20.3	77.6	-7.3%	71.9

	759.8	7.4%	816.3	2,066.9	10.5%	2,284.6
International Tire
External customers	313.6	-4.5%	299.6	879.9	5.2%	925.7
Intercompany	108.2	3.1%	111.6	301.0	2.5%	308.6

	421.8	-2.5%	411.2	1,180.9	4.5%	1,234.3
Eliminations	(133.0)	-0.8%	(131.9)	(378.7)	0.5%	(380.5)

Net sales	$1,048.6	4.5%	$1,095.6	$2,869.1	9.4%	$3,138.4

Segment profit (loss)
North American Tire	$17.3	505.8%	$104.8	$42.5	353.4%	$192.7
International Tire	30.4	16.8%	35.5	73.8	50.9%	111.4
Eliminations	0.4	-875.0%	(3.1)	(2.4)	191.7%	(7.0)
Unallocated corporate charges	(0.9)	744.4%	(7.6)	(10.3)	136.9%	(24.4)

Operating profit	47.2	174.6%	129.6	103.6	163.2%	272.7
Interest expense	8.9	-20.2%	7.1	27.6	-13.4%	23.9
Interest income	0.8	-37.5%	0.5	2.4	-20.8%	1.9
Other income (expense)	(0.1)	200.0%	(0.3)	5.5	-94.5%	0.3

Income before income taxes	39.0	214.6%	122.7	83.9	199.2%	251.0
Income tax expense	17.0	135.3%	40.0	29.0	181.7%	81.7

Net Income	22.0	275.9%	82.7	54.9	208.4%	169.3
Noncontrolling shareholders’ interests	4.7	83.0%	8.6	10.4	110.6%	21.9

Net income attributable to
Cooper Tire & Rubber Company	$17.3	328.3%	$74.1	$44.5	231.2%	$147.4

Basic earnings per share	$0.28		$1.18	$0.72		$2.36

Diluted earnings per share	$0.27		$1.17	$0.71		$2.34

Consolidated net sales for the three-month period ended September 30, 2012 were $47 million higher than the comparable period one year ago. The increase in net sales for the third quarter of 2012 compared with the third quarter of 2011 was the result of higher unit volumes ($52 million) and favorable exchange translation ($4 million), partially offset by lower pricing and mix ($9 million).

Operating profit in the third quarter of 2012 increased $82 million from the third quarter of 2011. Lower raw material costs ($144 million), higher unit volumes ($9 million) and improved manufacturing efficiencies ($7 million) contributed to the higher operating profit for the quarter. Lower pricing and mix ($36 million), increased selling, general and administrative costs ($28 million) and increased products liability charges ($7 million) reduced the Company’s operating profit. Other operating costs were unfavorable ($7 million), including higher pension expense. Higher incentive compensation costs, resulting from higher profits, affected selling, general and administrative costs and other costs.

Consolidated net sales for the nine-month period ended September 30, 2012, were $269 million higher than the comparable period one year ago. The increase in net sales for the first nine months of 2012 compared to the first nine months of 2011 was the result of higher unit volumes ($185 million), favorable pricing and mix ($61 million) and favorable exchange translation ($23 million).

Operating profit in the first nine months of 2012 increased $169 million from the first nine months of 2011. Lower raw material costs ($203 million), favorable pricing and mix ($33 million) and increased unit volumes ($27 million) contributed to the higher operating profit for the first nine months of 2012. Increased selling, general and administrative costs ($56 million) and higher products liability charges ($8 million) partially offset previously described increases to the Company’s operating profit. Additionally, the Company experienced higher manufacturing costs ($16 million) for the nine-month period ended September 30, 2012, which included $29 million of first quarter costs related to the labor issues at the Findlay, Ohio manufacturing facility partially offset by efficiencies. Other operating costs were unfavorable ($21 million), including increased pension expenses and start-up costs related to the Company’s operations in Serbia. Higher incentive compensation costs, resulting from higher profits, affected selling, general and administrative costs and other costs. The International Tire Operations segment had a $7 million pension curtailment gain in the second quarter.

The Company experienced decreases in the costs of certain of its principal raw materials in the first nine months of 2012 compared with the first nine months of 2011. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based. Substantially all U.S. inventories have been valued using the LIFO method of inventory costing which accelerates the impact to cost of goods sold from changes to raw material prices.

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

Products liability expenses totaled $28 million and $21 million in the third quarter of 2012 and 2011, respectively. Products liability expenses totaled $81 million and $73 million in the first nine months of 2012 and 2011, respectively. The change in the expense results from adjustments to existing reserves based on the Company’s quarterly comprehensive review of outstanding claims. Additional information related to the Company’s accounting for products liability costs appears in the Notes to the Condensed Consolidated Financial Statements.

Selling, general, and administrative expenses were $69 million in the third quarter of 2012 (6.3 percent of net sales) and $41 million in the third quarter of 2011 (3.9 percent of net sales). For the nine-month period ended September 30, 2012, selling, general and administrative expenses were $190 million (6.0 percent of net sales) compared to $135 million (4.7 percent of net sales) for the comparable period of 2011. The change in selling, general and administrative expenses was due to increased incentive based compensation, increases in accruals for stock-based liabilities and additional selling costs associated with higher sales levels, coupled with increased advertising spending and investment in the Company’s distribution network in the Chinese market.

Interest expense decreased $2 million in the third quarter of 2012 from the third quarter of 2011, and decreased $4 million on a year-to-date basis when compared to the comparable period of 2011. The decrease is primarily a result of lower debt levels. Interest income has remained relatively constant during both the third quarter and on a year-to-date basis when compared to the comparable periods of 2011.

Other income decreased $5 million in the first nine months of 2012 compared to the first nine months of 2011. In connection with its increased investment in Corporacion de Occidente SA de CV (“COOCSA”) in the first quarter of 2011, the Company recorded a gain of $5 million on its original investment, which represented the excess of the fair value of approximately $34 million over the carrying value of the investment as of the transaction date.

For the quarter ended September 30, 2012, the Company recorded income tax expense of $40 million (effective rate of 31.0 percent) as compared to $17 million (effective rate of 23.0 percent) for the comparable period in 2011. For the nine-month period ended September 30, 2012, the Company recorded income tax expense of $82 million (effective rate of 31.7 percent) as compared to $29 million (effective rate of 23.3 percent) for the comparable period in 2011. The 2012 quarter and nine-month period income tax expense is calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. This rate differs from the U.S. federal statutory rate of 35 percent primarily because of the projected mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions with no tax benefit due to valuation allowances. The effective income tax rate for the quarter ended September 30, 2011 differs from the current quarter due to the U.S. valuation allowance that was released at December 31, 2011, and certain PRC tax holidays in effect at that time. In addition the current quarter and nine-month period income tax expense is higher primarily due to increased pretax earnings. Tax expense for the current quarter and nine-month period included a discrete tax expense of $2 million for each period, primarily related to the unfavorable impact on deferred tax assets from a U.K. statutory tax rate reduction enacted during the period. For the quarter and nine-month period ended September 30, 2011, income tax expense included a discrete tax benefit of $8 million and $10 million, respectively. This primarily includes recording of valuation allowance adjustments for U. S. return to provision timing differences and the unfavorable impact on deferred tax assets from a U.K. statutory tax rate reduction.

The Company continues to maintain a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” against a portion of its U.S. and non-U.S. deferred tax asset position, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a capital loss carryforward by a valuation allowance of $20 million. In addition, the Company has recorded valuation allowances of $10 million relating to non-U.S. net operating losses of $8 million and foreign tax credits of $2 million for a total valuation allowance of $30 million. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.

North American Tire Operations Segment

	Three months ended September 30			Nine months ended September 30
(Dollar amounts in millions)	2011	Change	2012	2011	Change	2012
Net sales	$759.8	7.4%	$816.3	$2,066.9	10.5%	$2,284.6

Operating profit	$17.3	505.8%	$104.8	$42.5	353.4%	$192.7

Operating margin	2.3%	10.5 points	12.8%	2.1%	6.3 points	8.4%

United States unit shipments changes:
Passenger tires
Segment		2.6%			3.4%
RMA members		-7.5%			-5.1%
Total Industry		-4.7%			-2.9%

Light truck tires
Segment		19.8%			10.8%
RMA members		0.9%			-5.3%
Total Industry		5.9%			-2.0%

Total light vehicle tires
Segment		5.7%			4.8%
RMA members		-6.4%			-5.2%
Total Industry		-3.4%			-2.7%

Total segment unit sales change		3.8%			4.9%

The source of this information is the Rubber Manufacturers Association (“RMA”) and internal sources.

Overview

The North American Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also distributes tires for racing, medium truck and motorcycles that are manufactured at the Company’s subsidiaries. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores and two original equipment contracts for medium truck tires.

Sales

Net sales of the North American Tire Operations segment increased by $56 million, or 7.4 percent from the sales levels achieved in the third quarter of 2011. The increase was the result of favorable pricing and mix ($30 million) and increased unit volumes ($26 million). Unit sales for the segment increased 3.8 percent compared with prior-year third quarter. In the U.S., the segment’s unit shipments of total light vehicle tires increased 5.7 percent in the third quarter of 2012 compared with the third quarter of 2011. This increase compared to a 6.4 percent decrease in total light vehicle shipments experienced by all members of the Rubber Manufacturers Association and a 3.4 percent decrease for the total industry (which includes an estimate for non-RMA members). In the third quarter, the segment outperformed the industry in the unit shipments of broadline and value tires, as well as ultra-high performance, light truck and SUV tires. Commercial tire shipments of the Roadmaster brand, which are excluded from light vehicle shipments, were up 4.2% for the quarter compared with the third quarter of 2011, also outperforming the industry.

Net sales of the North American Tire Operations segment increased by $218 million, or 10.5 percent, in the first nine months of 2012 from the same period in 2011. The increase in sales was the result of favorable pricing and mix ($115 million) and increased unit volumes ($103 million). Unit sales for the segment increased 4.9 percent compared with the prior-year nine month period. In the United States, the segment’s unit shipments of total light vehicle tires increased 4.8 percent in the first nine months of 2012 compared with the same period in 2011. This increase compared to a 5.2 percent decrease in total light vehicle shipments experienced by all members of the RMA and a 2.7 percent decrease for the total industry for the first nine months.

Operating Profit

The North American Tire Operations segment operating profit increased $87 million in the third quarter of 2012 compared to the third quarter of 2011. Operating profit increased as a result of lower raw material costs ($102 million), improved manufacturing efficiencies ($9 million) and increased unit volumes ($6 million). Selling, general and administrative charges, including higher advertising spending, were higher ($14 million), products liability charges increased ($7 million) and price and mix decreased ($1 million). Additionally, other operating costs were unfavorable ($7 million) including increased pension expense. Higher incentive compensation costs, resulting from higher profits, affected selling, general and administrative costs and other costs.

Operating profit for the segment increased $150 million in the first nine months of 2012 from the first nine months of 2011. The increase in operating profit was driven by lower raw material costs ($119 million), favorable price and mix ($75 million) and increased unit volumes ($15 million). The segment experienced higher manufacturing costs ($12 million) for the nine-month period ended September 30, 2012, which included $29 million of first quarter costs related to the labor issues at the Findlay, Ohio manufacturing facility partially offset by efficiencies. Selling, general and administrative charges, including higher advertising spending, were unfavorable ($21 million) and products liability charges increased ($8 million). Additionally, other operating costs were higher ($16 million) including increased pension expense. Higher incentive compensation costs, resulting from higher profits, affected selling, general and administrative costs and other costs.

The segment’s internally calculated raw material index of 229 during the quarter was a decrease of 17.0 percent from the same period of 2011 and a decrease of 12.7 percent sequentially from the quarter ended June 30, 2012.

International Tire Operations Segment

	Three months ended September 30			Nine months ended September 30
(Dollar amounts in millions)	2011	Change	2012	2011	Change	2012
Net sales	$421.8	-2.5%	$411.2	$1,180.9	4.5%	$1,234.3

Operating profit	$30.4	16.8%	$35.5	$73.8	50.9%	$111.4

Operating margin	7.2%	1.4 points	8.6%	6.2%	2.8 points	9.0%

Unit sales change		12.9%			13.1%

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

Sales

Net sales of the International Tire Operations segment decreased by $11 million, or 2.5 percent, in the third quarter of 2012 compared to the third quarter of 2011. Higher unit volumes ($45 million) and favorable currency translation ($4 million) were more than offset by lower pricing and mix ($60 million). The segment’s increase in volume was primarily the result of higher unit sales of truck and bus radial tires, as well as continued efforts to expand distribution and supply of light vehicle tires within the segment. Weakened industry conditions in the European markets partially offset these increases.

Net sales of the International Tire Operations segment increased by $53 million, or 4.5 percent, in the first nine months of 2012 compared to the same period in 2011. The segment achieved increased unit volumes ($145 million) and experienced favorable exchange translation ($23 million), which were partially offset by lower pricing and mix ($115 million).

Operating Profit

International Tire operating profit in the third quarter of 2012 was $5 million higher than in the same period of 2011. The increase in operating profit was due to lower raw material costs ($64 million) and higher unit volumes ($3 million). These improvements were partially offset by lower pricing and mix ($53 million) and decreased manufacturing efficiencies ($2 million). Selling, general and administrative expenses were higher ($7 million) as a result of higher selling costs associated with increased sales volume, higher advertising spend and additional investments in the distribution network in the Chinese market.

Operating profit for the segment in the first nine months of 2012 was $38 million higher than the same period for 2011. The increase in operating profit was due to lower raw material costs ($126 million) and increased unit volumes ($12 million). These improvements were partially offset by lower pricing and mix ($80 million) and decreased manufacturing efficiencies ($4 million). Selling, general and administrative charges were higher ($20 million) as a result of higher selling costs associated with increased sales volume, higher advertising spend and additional investments in the distribution network in the Chinese market. Start-up costs related to the Company’s operations in Serbia ($5 million) reduced operating profit in the first nine months of 2012. The segment had a $7 million pension curtailment gain in the second quarter of 2012.

The International Tire Operations segment experienced decreases in the costs of certain of its raw materials in the first nine months of 2012 as compared to the first nine months of 2011. Raw material costs per unit sold have decreased 13.2% for the nine months ended September 30, 2012 as compared to the same period in 2011.

Outlook for Company

For the remainder of 2012, the Company expects uncertainty to persist in the global economic environment. Demand for tires will vary by region and likely remain sluggish compared to historical growth rates. Through its actions to launch new products and deliver exceptional value, the Company believes that it can perform at or above the industry growth rates.

Capital investments are expected to be between $180 million and $210 million in 2012. This includes investments in an ERP system and investments to ramp up production at the Serbian plant acquired in January 2012.

The Company’s raw material prices in the fourth quarter are expected to be approximately the same as the third quarter of 2012. Raw material prices are forecasted to generally trend higher on a longer term basis but persistent volatility can make it difficult to accurately predict these movements.

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

Liquidity and Capital Resources

Generation and uses of cash — Net cash provided by operating activities was $292 million during the first nine months of 2012 compared to net cash used in operating activities of $73 million during the first nine months of 2011. The value of inventories increased at a lower rate than historical increases due in part to lower raw material prices and lower unit growth.

Inventories increased at a much lower rate than historical increases due in part to strong sales and the labor situation in Findlay in the first quarter of 2012.

Net cash used in investing activities during the first nine months of 2011 and 2012 reflect capital expenditures of $121 million and $123 million, respectively. During the first quarter of 2011, the Company invested $17 million in COOCSA, increasing its ownership percentage to approximately 58 percent, and because of the increase in voting rights, began consolidating the results of those operations. During the first quarter of 2012, the Company acquired assets in Serbia for approximately $19 million.

During the first nine months of 2011 and 2012, the Company repaid $9 million and $84 million of short-term notes, respectively. In both 2011 and 2012, the Company borrowed additional funds using long-term debt and in 2012, the Company repaid $22 million of maturing long-term debt. In the first quarter of 2011, the Company paid $117 million to purchase the remaining 50 percent ownership interest in Cooper Kunshan.

Dividends paid on the Company’s common shares in each of the first nine months of 2011 and 2012 were $20 million. During the first nine months of 2011 and 2012, the Company paid $6 million and $3 million in dividends to noncontrolling shareholders in the Cooper Chengshan joint venture, respectively.

Available cash, credit facilities and contractual commitments – At September 30, 2012, the Company had cash and cash equivalents of $272 million.

Domestically, the Company has a revolving credit facility with a consortium of four banks that provides up to $200 million based on available collateral and expires in July 2016. The Company also has an accounts receivable securitization facility with a $175 million limit. During the third quarter of 2012, the maturity of the facility was extended to June 2015. These credit facilities remain undrawn, other than to secure letters of credit, and have no significant financial covenants until available credit is less than specified amounts. The Company’s additional borrowing capacity based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at September 30, 2012 was $279 million.

The Company’s affiliated operations in Asia have annual renewable unsecured credit lines and do not contain financial covenants. The additional borrowing capacity on the Asian credit lines totaled $319 million at September 30, 2012.

The Company expects capital expenditures for 2012 to be in the $180 to $210 million range.

The Company believes its cash and cash equivalents on hand along with cash from operating cash flows and credit facilities will be adequate to fund its needs, including working capital requirements, projected capital expenditures, including its portion of capital expenditures in partially-owned subsidiaries, and dividend goals.

The following table summarizes long-term debt at September 30, 2012:

Parent company
8% unsecured notes due December 2019	$173.6
7.625% unsecured notes due March 2027	116.9
Capitalized leases and other	9.3

299.8

Consolidated Subsidiaries
6.10% to 6.65% unsecured notes due in 2014	29.3
6.65% unsecured notes due in 2015	3.1
6.79% unsecured notes due in 2016	6.7

39.1

Total debt	338.9
Less current maturities	2.3

$336.6

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

There have been no material changes in market risk at September 30, 2012, from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011.

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

The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of September 30, 2012 (“Evaluation Date”)). Based on its initial evaluation, the Company’s CEO and CFO concluded that its disclosure controls and procedures were effective as of the Evaluation Date.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Company’s ability to competitively source and sell tires can be significantly impacted by changes in tariffs imposed by various governments. Other effects, including impacts on the price of tires, responsive actions from other governments and the opportunity for other low-cost competitors to establish a presence in markets where the Company participates could also have significant impacts on the Company’s results. In September 2012, a special tariff on light vehicle tires from the PRC to the U.S. expired. The Company’s sales and profit in related segments could be significantly impacted.

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

Several countries have or may implement labeling requirements for tires. This legislation could cause the Company’s products to be at a disadvantage in the marketplace resulting in a loss of market share.

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

The Company has affiliate, subsidiary and joint venture operations worldwide, including in the U.S., the U.K., Europe, Mexico and the PRC. The Company has two manufacturing entities, the Cooper Chengshan joint venture and Cooper Kunshan, in the PRC and has continued to expand operations in that country. The Company also is the majority owner of COOCSA, a manufacturing entity in Mexico, and has recently established an operation in Serbia. There are a number of risks in doing business abroad, including political and economic uncertainty, social unrest, sudden changes in laws and regulations, shortages of trained labor and the uncertainties associated with entering into joint ventures or similar arrangements in foreign countries. These risks may impact the Company’s ability to expand its operations in different regions and otherwise achieve its objectives relating to its foreign operations, including utilizing these locations as suppliers to other markets. In addition, compliance with multiple and potentially conflicting foreign laws and regulations, import and export limitations and exchange controls is burdensome and expensive. The Company’s foreign operations also subject it to the risks of international terrorism and hostilities and to foreign currency risks, including exchange rate fluctuations and limits on the repatriation of funds.

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

Item 6.	EXHIBITS

(a) Exhibits

(10)(i)	Fifth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of August 10, 2012, by and among Cooper Tire & Rubber Company, Cooper Receivables LLC, Market Street Funding LLC and PNC Bank, National Association is incorporated herein by reference from Exhibit (10)(1) of the Company Form 8-K dated August 13, 2012

(31.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

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

November 2, 2012

    (Date)