Form 10-K
period 2012-12-31
COOPER TIRE & RUBBER CO
filed 2013-02-25
CIK 24491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-Accelerated Filer	☐ (Do not check if a small reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2012 was $1,072,141,898.

The number of shares outstanding of the registrant’s common stock as of January 31, 2013 was 63,185,817.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information from the registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders is hereby incorporated by reference into Part III, Items 10 – 14, of this report.

COOPER TIRE & RUBBER COMPANY – FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

PART I

Item 1.	BUSINESS

Cooper Tire & Rubber Company with its subsidiaries (“Cooper” or the “Company”) is a leading manufacturer and marketer of replacement tires. It is the fourth largest tire manufacturer in North America and, according to a recognized trade source, the Cooper family of companies is the eleventh largest tire company in the world based on sales. Cooper focuses on the manufacture and sale of passenger and light and medium truck replacement tires.

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

Cooper Tire & Rubber Company was incorporated in the state of Delaware in 1930 as the successor to a business originally founded in 1914. Based in Findlay, Ohio, Cooper and its family of companies currently operate 9 manufacturing facilities and 38 distribution centers in 11 countries. As of December 31, 2012, it employed 13,550 persons worldwide.

Business Segments

North American Tire Operations Segment

The North American Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the United States (“U.S.”) replacement market. The segment also distributes tires for racing, medium truck and motorcycles that are manufactured in the Company’s International Tire Operations segment. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to original equipment manufacturers.

The segment operates in a highly competitive industry, which includes Bridgestone Corporation, Goodyear Tire & Rubber Company and Groupe Michelin. These competitors are substantially larger than the Company and serve OEMs as well as the replacement tire market. The segment also faces competition from low-cost producers in Asia, Mexico, South America and Central Europe. Some of those producers are foreign affiliates of the segment’s competitors in North America. The segment had a market share in 2012 of over 14 percent of all light vehicle replacement tire sales in the U.S. The segment also participates in the U.S. medium truck replacement market. In addition to manufacturing tires in the U.S., the segment has a joint venture manufacturing operation in Mexico, Corporacion de Occidente SA de CV (“COOCSA”). A portion of the products manufactured by the segment are exported throughout the world.

Success in competing for the sale of replacement tires is dependent upon many factors, the most important of which are price, quality, performance, line coverage, availability through appropriate distribution channels and relationships with dealers. Other factors include warranty, credit terms and other value-added programs. The segment has built close working relationships through the years with independent dealers. It believes those relationships have enabled it to obtain a competitive advantage in that channel of the market. As a steadily increasing percentage of replacement tires are sold by large regional and national tire retailers, the segment has increased its penetration of those distribution channels, while maintaining a focus on its traditionally strong network of independent dealers.

The segment’s replacement tire business has a broad customer base that includes purchasers of proprietary brand tires that are marketed and distributed by the Company and private label tires which are manufactured by the Company but marketed and distributed by the Company’s customers. This broad mix of customers helps to protect the segment from the effects that could result from the loss of a major customer. The segment is the leading supplier of private label tires in the U.S.

Customers generally place orders on a month-to-month basis and the segment adjusts production and inventory to meet those orders which results in varying backlogs of orders at different times of the year. Tire sales are subject to a seasonal demand pattern. This usually results in the sales volumes being strongest in the third and fourth quarters and weaker in the second and first quarters.

International Tire Operations Segment

The International Tire Operations segment has manufacturing operations in the United Kingdom (“U.K.”), the Republic of Serbia and the People’s Republic of China (“PRC”). The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for the global market. On January 17, 2012, the segment acquired certain assets of a light vehicle tire manufacturing facility in the Republic of Serbia. This entity manufactures light vehicle tires for the European markets. The segment’s Cooper Kunshan entity in the PRC currently manufactures light vehicle tires. Under an agreement with the government of the PRC, all of the tires produced at this facility have been exported. Beginning in 2013, tires produced at this facility can also be sold in the domestic market. The segment also has a joint venture in the PRC, Cooper Chengshan Tire, which manufactures and markets radial and bias medium truck tires as well as passenger and light truck tires for the global market. A small percentage of the tires manufactured by the segment are sold to OEMs.

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

During 2012, the Company experienced lower raw material costs compared to the historic high levels of 2011. The pricing volatility of natural rubber and certain other raw materials contributes to the difficulty in accurately predicting and managing these costs.

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

At December 31, 2012, the Company held cash and cash equivalents of $352 million. The Company’s finished goods inventory at December 31, 2012 is higher than in the prior year as a result of increased units. The Company’s inventory levels are within the targeted range to meet projected demand. The mix of inventory is critical to inventory turnover and meeting customer demand.

Research, Development and Product Improvement

The Company directs its research activities toward product development, performance and operating efficiency. The Company conducts extensive testing of current tire lines, as well as new concepts in tire design, construction and materials. During 2012, approximately 53 million miles of tests were performed on indoor test wheels and in monitored road tests. The Company has a tire and vehicle test track in Texas that assists with the Company’s testing activities. Uniformity equipment is used to physically monitor manufactured tires for high standards of ride quality. The Company continues to design and develop specialized equipment to fit the precise needs of its manufacturing and quality control requirements. Research and development expenditures were $39.7 million, $44.6 million and $50.8 million during 2010, 2011 and 2012, respectively.

Patents, Intellectual Property and Trademarks

The Company owns and/or has licenses to use patents and intellectual property covering various aspects in the design and manufacture of its products and processes, and equipment for the manufacture of its products that will continue to be amortized over the next two years. While the Company believes these assets as a group are of material importance, it does not consider any one asset or group of these assets to be of such importance that the loss or expiration thereof would materially affect its business.

The Company owns and uses tradenames and trademarks worldwide. While the Company believes such tradenames and trademarks as a group are of material importance, the trademarks the Company considers most significant to its business are those using the words “Cooper,” “Mastercraft” and “Avon.” The Company believes all of these significant trademarks are valid and will have unlimited duration as long as they are adequately protected and appropriately used. Certain other tradenames and trademarks are being amortized over the next five to sixteen years.

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

The Company’s manufacturing facilities, like those of the industry generally, are subject to numerous laws and regulations designed to protect the environment. In general, the Company has not experienced difficulty in complying with these requirements and believes they have not had a material adverse effect on its financial condition or the results of its operations. The Company expects additional requirements with respect to environmental matters will be imposed in the future. The Company’s 2012 expense and capital expenditures for environmental matters at its facilities were not material, nor is it expected that expenditures in 2013 for such uses will be material.

Foreign Operations

The Company has a manufacturing facility, a technical center, a distribution center and its European headquarters office located in the U.K. There are seven distribution centers and five sales offices in Europe. The Company has a manufacturing facility in the Republic of Serbia. The Company has a manufacturing facility and a joint venture manufacturing facility, 19 distribution centers, a technical center, two sales offices and an administrative office in the PRC. The Company also has a purchasing office in Singapore. In Mexico, the Company has a joint venture manufacturing facility, a sales office and a distribution center.

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

Some of the more significant risk factors related to the Company and its subsidiaries follow:

Pricing volatility for raw materials or commodities or an inadequate supply of key raw materials could result in increased costs and may significantly affect the Company’s profitability.

The pricing volatility for natural rubber, petroleum-based materials and other raw materials contributes to the difficulty in managing the costs of raw materials. Costs for certain raw materials used in the Company’s operations, including natural rubber, chemicals, carbon black, steel reinforcements and synthetic rubber remain highly volatile. Increasing costs for raw material supplies will increase the Company’s production costs and affect its margins if the Company is unable to pass the higher production costs on to its customers in the form of price increases. Further, if the Company is unable to obtain adequate supplies of raw materials in a timely manner for any reason, its operations could be interrupted or otherwise adversely affected.

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

The Company may fail to successfully develop or implement information technologies or related systems, resulting in a significant competitive disadvantage.

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

The Company’s ability to competitively source and sell tires can be significantly impacted by changes in tariffs imposed by various governments. Other effects, including impacts on the price of tires, responsive actions from other governments and the opportunity for other competitors to establish a presence in markets where the Company participates could also have significant impacts on the Company’s results. In September 2012, a special tariff on light vehicle tires imported from the PRC to the U.S. expired, which will likely result in an increase in imported tires from the PRC which could impact the Company’s sales, market share and profits.

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

Several countries have or may implement labeling requirements for tires. This legislation could cause the Company’s products to be at a disadvantage in the marketplace resulting in a loss of market share or could otherwise impact the Company’s ability to distribute and sell its tires.

In addition, while the Company believes that its tires are free from design and manufacturing defects, it is possible that a recall of the Company’s tires could occur in the future. A recall could harm the Company’s reputation, operating results and financial position.

The Company is also subject to legislation governing labor occupational safety and health both in the U.S. and other countries. The related legislation can change over time making it more expensive for the Company to produce its products. The Company could also, despite its best efforts to comply with these laws, be found liable and be subject to additional costs because of this legislation.

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

The Company’s strategy includes the use of joint ventures and other partially-owned subsidiaries. These entities operate in countries outside of the U.S., are generally less well capitalized than the Company and bear risks similar to the risks of the Company. In addition, there are specific risks applicable to these subsidiaries and these risks, in turn, add potential risks to the Company. Such risks include greater risk of joint venture partners or other investors failing to meet their obligations under related shareholders’ agreements; conflicts with joint venture partners; the possibility of a joint venture partner taking valuable knowledge from the Company; and risk of being denied access to the capital markets, which could lead to resource demands on the Company in order to maintain or advance its strategy. The Company’s outstanding notes and primary credit facility contain cross default provisions in the event of certain defaults by the Company under other agreements with third parties. For further discussion of access to the capital markets, see also related comments under “The Company has a risk due to volatility of the capital and financial markets.”

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

The Company has significant net deferred tax assets recorded on the balance sheet and determines at each reporting period whether or not a valuation allowance is necessary based upon the expected realizability of such deferred tax assets. In the U.S., the Company has recorded deferred tax assets, the largest of which relate to products liability, pension and other postretirement benefit obligations, partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. The Company’s non-U.S. deferred tax assets relate to pension, accrued expenses and net operating losses, and are partially offset by deferred tax liabilities related to accelerated deprecation. Based upon the Company’s assessment of the realizability of its net deferred tax assets, the Company maintains a small valuation allowance for the portion of its U.S. deferred tax assets primarily associated with a capital loss carryforward. In addition, the Company has recorded valuation allowances for deferred tax assets primarily associated with non-U.S. net operating losses. The Company’s assessment of the realizability of deferred tax assets is based on certain assumptions regarding future profitability, and potentially adverse business conditions that could have a negative impact on the realizability and therefore impact the Company’s operating results or financial position.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

As shown in the following table, at December 31, 2012 the Company maintained 69 manufacturing, distribution, retail stores and office facilities worldwide. The Company owns a majority of the manufacturing facilities while some manufacturing, distribution and office facilities are leased.

	North American Tire Operations			International Tire Operations
Type of Facility	United States	Mexico		Europe	Asia		Total
Manufacturing	4	1	*	2	2	*	9
Distribution	10	1		8	19		38
Retail Stores	3	—		—	—		3
Technical centers and offices	6	1		7	5		19

Total	23	3		17	26		69

*	This includes a manufacturing facility that is a joint venture.

The Company believes its properties have been adequately maintained, generally are in good condition and are suitable and adequate to meet the demands of each segment’s business.

Item 3.	LEGAL PROCEEDINGS

The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. In the future, products liability costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at December 31, 2012.

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

As a consequence of the settlement agreement, the estimated present value of the plan amendment has been reflected in the accrual for Other Post-employment Benefits with an offset to the Cumulative other comprehensive loss component of Shareholders’ Equity and is being amortized as a charge to operations over the remaining life expectancy of the affected plan participants.

The United Steelworkers International (“USW”) and its Local 207L filed unfair labor practice charges with the National Labor Relations Board (“NLRB”) against the Company. The Union asserted, primarily, that the lockout which occurred during negotiations for a new labor contract at the Company’s Findlay, Ohio facility was illegal. The NLRB Regional Office dismissed the charges that the lockout was illegal. The Union appealed the decision to the NLRB’s Acting General Counsel. On December 14, 2012, the Acting General Counsel denied the Union’s appeal, upholding the Regional Office decision. This matter is now concluded.

Item 4.	RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and all positions and offices held by all executive officers of the Company are as follows:

Name	Age	Executive Office Held	Business Experience

Roy V. Armes	60	Chairman of the Board, Chief Executive Officer, President and Director	Chairman of the Board since December 2007, Chief Executive Officer, President and Director since January 2007.

Brenda S. Harmon	61	Senior Vice President and Chief Human Resources Officer	Senior Vice President, Chief Human Resources Officer since December 2009. Previously Owner of Harmon Consulting Services since November 2008. Vice President – Human Resources of Contech Construction Products, Inc., a privately held construction products and environmental solutions company from 2004 to 2008.

Bradley E. Hughes	51	Vice President and Chief Financial Officer	Vice President and Chief Financial Officer since November 2009. Previously Global Product Development Controller with Ford Motor Corporation, an automobile manufacturer, since 2008; Finance Director, Ford South America Operations from 2005 to 2008.

Harold C. Miller	60	Vice President and President International Tire Operations	Vice President since March 2002.

Christopher E. Ostrander	44	Vice President and President, North American Tire Operations	Vice President since January 2011. Previously Vice President and General Manager of the Torque Control Products Division at Eaton Corporation from 2008 to 2010; General Manager from 2007 to 2008; Multi-Business Unit Manager from 2006 to 2007.

Stephen Zamansky	42	Vice President, General Counsel and Secretary	Vice President, General Counsel & Secretary since April 2011. Previously Senior Vice President, General Counsel & Secretary of Trinity Coal Corporation (now known as Essar Minerals Americas ), a privately held mining company, from 2008 to 2011; served as a private consultant in his own consulting practice from 2007 to 2008.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market information

Cooper Tire & Rubber Company common stock is traded on the New York Stock Exchange under the symbol CTB. The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

Year Ended December 31, 2011	High	Low

First Quarter	$26.23	$21.68
Second Quarter	27.73	18.57
Third Quarter	20.92	9.86
Fourth Quarter	15.00	9.64

Year Ended December 31, 2012	High	Low

First Quarter	$17.99	$13.89
Second Quarter	17.99	13.82
Third Quarter	23.40	15.74
Fourth Quarter	25.65	18.38

Five-Year Stockholder Return Comparison

The SEC requires that the Company include in its annual report to stockholders a line graph presentation comparing cumulative five-year stockholder returns on an indexed basis with the Standard & Poor’s (“S&P”) Stock Index and either a published industry or line-of-business index or an index of peer companies selected by the Company. The Company in 1993 chose what is now the S&P 500 Auto Parts & Equipment Index as the most appropriate of the nationally recognized industry standards and has used that index for its stockholder return comparisons in all of its annual reports since that time.

The following chart assumes three hypothetical $100 investments on December 31, 2007, and shows the cumulative values at the end of each succeeding year resulting from appreciation or depreciation in the stock market price, assuming dividend reinvestment.

Total Return To Shareholders

(Includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE
		Years Ending
Company / Index		Dec08		Dec09	Dec10	Dec11		Dec12
Cooper Tire & Rubber Company		–	60.98	241.72	20.34	–	39.09	85.24
S&P 500 Index		–	37.00	26.46	15.06		2.11	16.00
S&P 500 Auto Parts & Equipment		–	48.66	54.68	42.78	–	17.74	4.45

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	Dec07	Dec08		Dec09	Dec10	Dec11		Dec12
Cooper Tire & Rubber Company	100		39.02	133.35	160.48		97.74	181.06
S&P 500 Index	100		63.00	79.67	91.68		93.61	108.59
S&P 500 Auto Parts & Equipment	100		51.34	79.41	113.38		93.27	97.42

(b)	Holders

The number of holders of record at December 31, 2012 was 2,373.

(c)	Dividends

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

	2011		2012
March 31	$0.105	March 30	$0.105
June 30	0.105	June 29	0.105
September 30	0.105	September 28	0.105
December 30	0.105	December 31	0.105

Total:	$0.420	Total:	$0.420

(d)	Issuer purchases of equity securities

There were no repurchases of Company stock during the fourth quarter of the year ended December 31, 2012.

Item 6.	SELECTED FINANCIAL DATA

The following Selected Financial Data of the Company reflects its continuing operations after the sale of its automotive operations, known as Cooper-Standard Automotive, Inc., (“CSA”) in a transaction which closed on December 23, 2004 and the sale of the Oliver Rubber Company in a transaction which closed on October 5, 2007.

(Dollar amounts in thousands except for per share amounts)
	Net	Operating	Income (loss) from Continuing Operations Before	Income (loss) from Continuing Operations available to Cooper Tire & Rubber Company	Earnings (Loss) Per Share from Continuing Operations available to Cooper Tire & Rubber Company common stockholders
	Sales	Profit (Loss)	Income taxes	common stockholders	Basic	Diluted

2008 (a)(b)	2,866,305	(216,633)	(257,775)	(229,383)	(3.88)	(3.88)
2009 (b)	2,763,942	156,269	115,523	93,359	1.57	1.54
2010 (b)	3,342,708	188,374	159,826	116,331	1.90	1.86
2011 (c)	3,907,820	163,301	134,146	253,503	4.08	4.02
2012	4,200,836	396,962	368,450	220,371	3.52	3.49

	Stockholders’ Equity	Redeemable Noncontrolling Shareholders’ Interests	Long-term Debt	Total Assets	Net Property, Plant & Equipment (d)

2008	318,246	62,720	325,749	2,042,896	885,967
2009	380,524	83,528	330,971	2,100,340	839,402
2010	523,050	71,442	320,724	2,305,537	824,735
2011	697,890	—	329,496	2,509,918	899,044
2012	908,416	—	336,142	2,805,711	959,255

	Capital Expenditures	Depreciation and Amortization	Dividends Per Share	Average Common Shares (000s)	Number of Employees

2008	128,773	142,759	0.42	59,048	13,311
2009	79,333	123,511	0.42	59,439	12,568
2010	119,738	123,721	0.42	61,299	12,898
2011	155,406	122,899	0.42	62,150	12,890
2012	187,336	128,916	0.42	62,561	13,550

(a)	The Company’s continuing operations recorded an impairment charge during 2008 of $31,340 related to goodwill.
(b)	The Company’s continuing operations recorded $76,402, $48,718 and $20,649 of restructuring charges in 2008, 2009 and 2010 respectively, associated with the closures of its Albany, Georgia manufacturing facility and other initiatives.
(c)	The Company’s continuing operations recorded the partial release of a valuation allowance on deferred tax assets of $167,224 during 2011. The Redeemable noncontrolling shareholders’ interests were moved to Noncontrolling shareholders’ interests in consolidated subsidiaries within Equity at December 31, 2011 when the put option held by the Company’s joint venture partner in Cooper Chengshan Tire expired unexercised.
(d)	The Company reclassified land use rights and capitalized software from Net Property, Plant and Equipment to Intangible Assets in the amounts of $15,307, $11,569, $27,707 and $70,059 for the years 2008, 2009, 2010 and 2011, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business of the Company

The Company manufactures and markets passenger car, light and medium truck, motorsport and motorcycle tires which are sold globally, primarily in the replacement tire market to independent tire dealers, wholesale distributors, regional and national retail tire chains and large retail chains that sell tires as well as other automotive products.

The Company faces both general industry and company-specific challenges. These include highly volatile raw material costs, increasing product complexity and pressure from competitors with manufacturing in lower-cost regions. To address these challenges and position the Company for future success, the Company continues to execute towards strategic imperatives outlined in its Strategic Plan. The three strategic imperatives, originally communicated in February 2008, are building a sustainable cost competitive position, driving top-line profitable growth and building organizational capabilities and enablers to support strategic goals.

In recent years, the Company expanded operations in what are considered lower-cost countries. These initiatives include the Cooper Kunshan Tire manufacturing operation in the PRC, the Cooper Chengshan joint venture in the PRC and a joint venture manufacturing operation in Mexico. In early 2012, the Company completed an asset acquisition of a manufacturing facility in Serbia. Products from these operations provide a lower-cost source of tires for existing markets and have been used to expand the Company’s market share in Mexico and the PRC. Through a variety of other projects, including the closure of its Albany, Georgia manufacturing facility, the Company also has improved the competitiveness of its manufacturing operations in the United States.

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

Consolidated Results of Continuing Operations

(Dollar amounts in millions except per share amounts)		%		%
	2010	Change	2011	Change	2012

Revenues:
North American Tire	$2,405.5	18.0%	$2,837.6	9.1%	$3,095.6
International Tire	1,272.2	22.4%	1,557.1	1.2%	1,576.0
Eliminations	(335.0)	45.3%	(486.9)	–3.3%	(470.8)

Net sales	$3,342.7	16.9%	$3,907.8	7.5%	$4,200.8

Operating profit (loss):
North American Tire	$130.7	–40.8%	$77.4	282.3%	$295.9
International Tire	82.1	25.1%	102.7	39.8%	143.6
Eliminations	(0.3)	366.7%	(1.4)	307.1%	(5.7)
Unallocated corporate charges	(24.1)	–36.1%	(15.4)	139.0%	(36.8)

Operating profit	188.4	–13.3%	163.3	143.1%	397.0

Interest expense	36.6	–1.1%	36.2	–18.5%	29.5
Interest income	5.2	–38.5%	3.2	–21.9%	2.5
Other - net	2.8	35.7%	3.8	–139.5%	(1.5)

Income from continuing operations before income taxes	159.8	–16.1%	134.1	174.8%	368.5

Provision (benefit) for income taxes	20.1	n/m	(135.5)	–185.6%	116.0

Income from continuing operations	139.7	93.0%	269.6	–6.3%	252.5

Noncontrolling shareholders’ interests	(23.4)	–31.2%	(16.1)	99.4%	(32.1)

Income from continuing operations attributable to Cooper Tire & Rubber Company	$116.3	118.0%	$253.5	–13.1%	$220.4

Basic earnings per share	$1.90	114.7%	$4.08	–13.7%	$3.52

Diluted earnings per share	$1.86	116.1%	$4.02	–13.2%	$3.49

2012 versus 2011

Consolidated net sales for 2012 were $4,201 million, $293 million higher than 2011. The increase in net sales was the result of higher unit volumes ($227 million), favorable pricing and mix ($41 million) and favorable currency translation ($25 million).

The Company recorded operating profit in 2012 of $397 million, an increase of $234 million compared with 2011. Lower raw material costs ($303 million), higher unit volumes ($32 million) and favorable pricing and mix ($7 million) contributed to the higher operating profit in 2012. Increased selling, general and administrative costs ($76 million), higher manufacturing costs ($7 million) and higher products liability charges ($6 million) partially offset the increases to the Company’s operating profit. Other operating costs were unfavorable ($28 million), including increased pension expenses and start-up costs related to the Company’s operations in Serbia. Higher incentive compensation costs, resulting from higher profits, affected selling, general and administrative costs and other costs. The International Tire Operations segment had a $7 million pension curtailment gain in the second quarter.

Manufacturing cost efficiencies were $7 million unfavorable when compared with 2011. The 2012 results include $29 million of cost incurred in the first quarter related to labor issues at the Findlay, Ohio manufacturing facility. In 2011, $11 million of costs were incurred during the fourth quarter related to these labor issues.

The Company experienced decreases in the costs of certain of its principal raw materials in 2012 compared with 2011. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based. Substantially all U.S. inventories have been valued using the LIFO method of inventory costing which accelerates the impact to cost of goods sold from changes to raw material prices.

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

Products liability expenses totaled $104 million and $98 million in 2012 and 2011, respectively. The change in the expense results from adjustments to existing reserves based on the Company’s quarterly comprehensive review of outstanding claims. Additional information related to the Company’s accounting for products liability costs appears in the “Critical Accounting Policies” portion of the MD&A.

Selling, general and administrative expenses were $257 million (6.1 percent of net sales) in 2012 compared with $182 million (4.6 percent of net sales) in 2011. The change in selling, general and administrative expenses was due primarily to increased costs related to brand investments, including selling expenses ($29 million), incentive based compensation ($24 million) and increases in accruals for stock-based liabilities ($10 million).

Interest expense decreased $7 million in 2012 from 2011. The decrease is primarily a result of lower debt levels. Interest income remained consistent with 2011.

Other income decreased $5 million in 2012 compared to 2011, primarily as a result of the change in accounting for COOCSA in 2011. COOCSA was treated as an unconsolidated subsidiary prior to the acquisition of an additional 20 percent ownership in the first quarter of 2011. In connection with its increased investment in COOCSA, the Company recorded a gain of $5 million in 2011 on its original investment, which represented the excess of the fair value over the carrying value of the investment as of the transaction date.

For the year ended December 31, 2012, the Company recorded an income tax expense of $116 million on income from continuing operations before income taxes of $368 million, prior to the deduction of noncontrolling shareholders’ interests of $32 million. Comparable amounts for 2011 were an income tax benefit of $135 million on income from continuing operations before income taxes of $134 million. The income tax benefit in 2011 included $167 million as a result the release of the majority of its U.S. valuation allowance described below.

Worldwide tax expense is impacted most significantly by the mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions with no tax benefit due to valuation allowances. Tax expense for the current year has increased significantly over prior year primarily due to increased pretax earnings and the benefit of the release of the majority of its U.S. valuation allowance included in 2011.

The effects of inflation in areas other than raw materials and utilities did not have a material effect on the results of operations of the Company in 2012.

2011 versus 2010

Consolidated net sales for 2011 were $3,908 million, $565 million higher than 2010. The increase in net sales was primarily the result of favorable pricing and mix ($542 million). The Company’s unit volumes decreased ($20 million) from 2010. The International Tire Operations segment experienced favorable currency translation in 2011 ($43 million).

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

Products liability expenses totaled $98 million and $110 million in 2011 and 2010, respectively, and included recoveries of legal fees of $6 million in 2010. During the first quarter of 2010, the Company recorded an additional $22 million for its self-insured portion of a jury verdict in one case. The Company is appealing the decision in that case. The absence of similar discrete items in 2011 was partially offset by continued adjustments to existing reserves based on the Company’s quarterly comprehensive review of outstanding claims.

Selling, general and administrative expenses were $182 million (4.6 percent of net sales) in 2011 compared with $193 million (5.8 percent of net sales) in 2010. The decrease was due primarily to reduced incentive compensation and decreases in the accrual for stock-based liabilities. These decreases were partially offset by higher advertising and selling costs to support the effort to grow the Company’s brands in Asia. These costs reduced as a percentage of net sales as a result of the aforementioned net reduction combined with an increase in net sales in 2011.

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

For the year ended December 31, 2011, the Company recorded an income tax benefit of $135 million on income from continuing operations before income taxes of $134 million, prior to the deduction of noncontrolling shareholders’ interests of $16 million. Excluding the release of the valuation allowance described below, the Company recorded income tax expense of $32 million. Comparable amounts for 2010 were an income tax expense of $20 million on income from continuing operations before income taxes of $160 million.

Worldwide tax expense for 2011 was favorably impacted by the release of most of the U.S. valuation allowance in the amount of $167 million. The Company began to record a valuation allowance against its U.S. net deferred tax assets during the third quarter of 2006. The Company has now concluded that, due to the sustained positive operating performance of the U.S. operations, taxable income in carry back periods and the availability of expected future taxable income, it is more likely than not that the benefit of most of the U.S. deferred tax asset will be realized in support of the release of most of the U.S. valuation allowance. All prior year net operating losses have now been fully utilized. During the fourth quarter of 2011, the Company effectively settled a U.S. tax examination that covered years 2006 – 2010. The settlement resulted in a tax assessment which was offset by previously recorded tax reserves for a net benefit to tax expense of $1 million. In addition tax expense was favorably impacted by the remaining PRC tax holidays of $2 million. All current tax holidays for the PRC operations have now expired. Tax expense was unfavorably impacted in 2011 by an increase to the non-US valuation allowance relating to increases in certain non-U.S. net deferred tax assets of $2 million.

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

In the North American Tire Operations segment for 2010, the Company recorded $20 million of net restructuring expense related to the Albany closure. In 2010, restructuring expense included $13 million used for equipment relocation and other costs, $5 million for employee related costs and $2 million to write the Albany land and building down to fair value.

The Company has recorded $142 million of costs related to the closure of the Albany manufacturing facility. This amount includes employee related costs of $25 million and equipment related and other costs of $117 million, including impairment losses of $78 million to write the Albany land, building and equipment to fair value.

The land, building and certain manufacturing equipment located at Albany were sold for $8 million on September 30, 2011, which approximated the carrying value of those assets.

In the International Tire Operations segment, Cooper Europe implemented a workforce reduction program during the second quarter of 2010. This initiative impacted 67 employees and was completed during the third quarter of 2010. The Company recorded $1 million of severance cost related to this initiative and all severance amounts have been paid.

North American Tire Operations Segment

		Change			Change
	2010	%		2011	%	2012
(Dollar amounts in millions)

Sales	$2,405.5	18.0%		$2,837.6	9.1%	$3,095.6

Operating profit (loss)	$130.7	–40.8%		$77.4	282.3%	$295.9

Operating margin	5.4%	(2.7	) points	2.7%	6.9 points	9.6%

United States unit shipments changes:
Passenger tires
Segment		–1.0%			1.4%
RMA members		–1.7%			–4.7%
Total Industry		–2.5%			–1.8%

Light truck tires
Segment		7.5%			12.4%
RMA members		1.8%			–4.6%
Total Industry		–0.1%			–2.5%

Total light vehicle tires
Segment		0.4%			3.4%
RMA members		–1.3%			–4.7%
Total Industry		–2.2%			–1.9%

Total segment unit shipments changes		1.3%			4.2%

The source of this information is the Rubber Manufacturers Association (“RMA”) and internal sources.

Overview

The North American Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also distributes tires for racing, medium truck and motorcycles that are manufactured at the Company’s subsidiaries. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to original equipment manufacturers.

2012 versus 2011

Net sales of the North American Tire Operations segment increased by $258 million, or 9.1 percent from 2011. The increase in sales was the result of favorable pricing and mix ($140 million) and increased unit volumes ($118 million). Unit shipments for the segment increased 4.2 percent compared with 2011. In the U.S., the segment’s unit shipments of total light vehicle tires increased 3.4 percent in 2012 compared with 2011. This increase compared to a 4.7 percent decrease in total light vehicle shipments experienced by all members of the RMA and a 1.9 percent decrease for the total industry (which includes an estimate for non-RMA members). In 2012, the segment outperformed the industry in the unit shipments of broadline tires, as well as ultra-high performance, light truck and SUV tires. Shipments of the Roadmaster brand commercial tires, which are excluded from light vehicle shipments, were up 8.2 percent from 2011, also outperforming the industry.

Beginning in the first quarter of 2013, the Company will be making a minor adjustment to the way it reports unit shipments in connection with its ERP system conversion. In the first quarter the Company will begin to report unit shipments based on the sales date rather than the shipment date, as it has historically done. While this is usually the same date, it can differ for a small number of direct shipments to U.S. customers from the Company’s foreign entities. While this adjustment is considered a minor timing difference, the Company will be reporting in future periods using the new process.

Operating Profit

Operating profit for the segment increased $218 million to $296 million in 2012. The increase in operating profit was driven by lower raw material costs ($169 million), favorable price and mix ($94 million) and increased unit volumes ($18 million). Increased selling, general and administrative costs ($32 million), higher products liability charges ($6 million) and higher manufacturing costs ($3 million) partially offset the increases to the Company’s operating profit. Other operating costs were unfavorable ($22 million), including increased pension expenses. Higher incentive compensation costs, resulting from higher profits, affected selling, general and administrative costs and other costs.

Manufacturing efficiencies were $3 million unfavorable when compared with 2011. The 2012 results include $29 million of cost incurred in the first quarter related to labor issues at the Findlay, Ohio manufacturing facility. In 2011, $11 million of costs were incurred during the fourth quarter related to these labor issues.

The segment’s internally calculated raw material index of 242 during the year was a decrease of 6.5 percent from 2011.

2011 versus 2010

Sales

Sales of the North American Tire Operations segment increased by $432 million, or 17.9 percent, compared with 2010 sales. The increase in sales was a result of favorable pricing and mix ($398 million) and increased unit volumes ($35 million). The segment’s total unit shipments increased by 1.3 percent over the prior year. In the United States, the segment’s unit shipments of total light vehicle tires increased 0.4 percent in 2011 compared with 2010. This increase compares with a 1.3 percent decrease in total light vehicle shipments experienced by the members of the RMA and a 2.2 percent decrease in total light vehicle shipments for the total industry (which includes an estimate for non-RMA members). Broadline tires, where the segment has a substantial presence, were weaker relative to other product lines for the industry. The segment was able to offset this weakness with performance above the industry in ultra-high performance, light truck and SUV tires resulting in a volume increase compared to industry shipments. Commercial tire shipments of the Roadmaster brand, which are excluded from light vehicle shipments, were also strong during the year, up 34.8 percent compared with 2010.

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

International Tire Operations Segment

	2010	Change %	2011	Change %	2012
(Dollar amounts in millions)

Sales	$1,272.2	22.4%	$1,557.1	1.2%	$1,576.0

Operating profit	$82.1	25.1%	$102.7	39.8%	$143.6

Operating margin	6.5%	0.1 point	6.6%	2.5 points	9.1%

Unit sales change		-5.8%		11.8%

Overview

The International Tire Operations segment has affiliated operations in the U.K., the PRC and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The Cooper Chengshan Tire joint venture manufactures and markets radial and bias medium truck tires as well as passenger and light truck tires for domestic and global markets. Cooper Kunshan Tire currently manufactures light vehicle tires and, under an agreement with the government of the PRC, these tires were exported to markets outside of the PRC through 2012. Beginning in 2013, tires produced at this facility can also be sold in the domestic market. The Serbian entity manufactures light vehicle tires primarily for the European markets. The majority of the tires manufactured by the segment are sold in the replacement market, with a relatively small percentage currently sold to OEMs.

2012 versus 2011

Sales

Net sales of the International Tire Operations segment increased by $19 million, or 1.2 percent, from the sales levels achieved in 2011. The segment increase reflects higher unit volumes ($170 million) and favorable currency translation ($25 million), which were partially offset by lower pricing and mix ($176 million). The segment’s increase in volume was the result of higher unit sales of truck and bus radial tires, as well as increased sales of light vehicle tires as the segment continued its efforts to expand distribution and supply of these tires in the market.

Operating Profit

Operating profit for the segment in 2012 was $41 million higher than 2011. The increase in operating profit was due to lower raw material costs ($193 million) and increased unit volumes ($14 million). These improvements were partially offset by lower pricing and mix ($142 million) and unfavorable manufacturing efficiencies ($4 million). Selling, general and administrative charges were higher ($22 million) as a result of higher selling costs associated with increased sales volume, higher advertising spend and additional investments in the distribution network in the Chinese market. Start-up costs related to the Company’s operations in Serbia ($5 million) reduced operating profit in 2012. The segment had a $7 million pension curtailment gain in the second quarter of 2012.

2011 versus 2010

Sales

2011 sales of the International Tire Operations segment increased by $285 million, or 22.4 percent, from the sales levels achieved in 2010. The increase in sales was a result of favorable pricing and mix ($319 million), partially offset by decreased unit volumes ($77 million). The segment also experienced favorable exchange rates in 2011($43 million). Intercompany unit volumes decreased in 2011 as the Company continued to manage its inventory levels to properly reflect global market demand. The ongoing exit from bias tire production also contributed to the decreased unit volume, as the Company continued to focus on producing a more premium mix of product.

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

Discontinued Operations

In 2003 the Company initiated bilateral Advance Pricing Agreement (“APA”) negotiations with the Canadian and U.S. governments to change its intercompany transfer pricing process between a formerly owned subsidiary, Cooper-Standard Automotive, Inc., (“CSA”) and its Canadian affiliate. The governments settled the APA in 2009 and on August 3, 2009, Cooper-Standard Holdings Inc. filed a Bankruptcy petition. On August 19, 2009, the Company filed an action in the United States Bankruptcy Court, District of Delaware, in response to the tax refunds owed to the Company pursuant to the September 16, 2004 sale agreement of CSA for pre-disposition periods ending December 23, 2004. On March 17, 2010, the Company entered into a settlement agreement to resolve the subject proceedings, which became non-appealable on April 29, 2010. Pursuant to the settlement agreement, CSA paid the Company approximately $17.6 million, in addition to the resolution of other contingent liabilities between the parties. Based upon the settlement, the Company released liabilities recorded on its books relating to the disposition of CSA in the amount of $7.4 million through Discontinued Operations, net of the tax impact, in the quarter ended June 30, 2010. There has been no activity relating to this item in 2011 or 2012.

The following table provides details of the Company’s discontinued operations:

(Dollar amount in millions)	2010

Income related to former automotive operations, net of tax	$24.1

Outlook for the Company

The Company is viewing 2013 with cautious optimism as the year looks to be another period of continuing and new challenges. Demand for tires will vary by region and likely remain sluggish compared to historical growth rates.

Two unique items will affect volumes in the U.S. market in the first, and possibly, the second quarter. As part of the planned cut-over to a new ERP system in 2013, the Company built extra inventory in the fourth quarter of 2012 in anticipation of taking down days at its U.S. production facilities during the first quarter. The Company also planned a slow ramp up of production and shipments that will affect its first quarter volume and manufacturing efficiencies. In addition, certain U.S. private label customers ended the fourth quarter with an unusually high inventory of tires, including, the Company believes, a significant number of Chinese tires imported immediately following the expiration of the special U.S. tariff on such tires. As a result of these inventory levels, the Company is seeing reduced orders for private label tires from these customers as they attempt to reduce their inventory. While these adjustments are expected to affect sales and production volumes during the first quarter and possibly the second quarter, the overall profit impact is expected to be minor due to better mix and other profit improvements. The Company believes it will meet or exceed industry unit volume growth rates following these adjustments.

The Company expects raw material prices to remain volatile. First quarter 2013 raw material prices are expected to be nearly flat sequentially compared to the fourth quarter of 2012. On a longer term basis we expect raw material prices to increase. The industry has demonstrated an ability to price to help offset raw material cost volatility, but these price changes typically lag the raw material price changes.

Products liability expense is expected to be higher in 2013 than 2012. This is the result of increases in reserves consistent with the Company’s long-term trend for products liability.

The Company will be investing in the business and expects capital expenditures for 2013 to total $195 million to $215 million. While expenditures are higher than depreciation and amortization, the investments are in line with its strategic goals to enhance the capability of global assets and resources.

The Company expects its effective tax rate for 2013 will most likely be between 29 percent and 34 percent.

The Company’s record of achievements gives it confidence that it can successfully compete in a volatile economy and industry. The Company’s focus in 2013 will continue to be guided by its Strategic Plan which calls for achieving profitable top line growth, improving its global cost structure and improving organizational capabilities. The Company believes it will respond and manage the business accordingly to deliver value to its stakeholders.

Liquidity and Capital Resources

Generation and uses of cash – Net cash provided by operating activities of continuing operations was $454 million in 2012, an increase of $329 million from 2011. During 2012, net income provided $252 million and other non-cash charges totaled $119 million. Changes in working capital accounts provided $83 million. Accounts receivable balances have decreased as a result of improved collections and lower late year sales. Accounts payable balances have increased as a result of higher raw material purchases during the fourth quarter of 2012. Accrued liability balances have increased due primarily to increases in incentive-based compensation.

Net cash used in investing activities during 2012 reflects capital expenditures of $187 million, an increase of $32 million from 2011. The Company spent $41 million and $50 million in 2011 and 2012, respectively, related to the implementation of its global ERP system. During the first quarter of 2012, the Company acquired assets in Serbia for approximately $19 million. During the first quarter of 2011, the Company invested $17 million to increase its ownership percentage in COOCSA to approximately 58 percent, and because of the increase in voting rights, now consolidates the results of those operations.

The Company’s capital expenditure commitments at December 31, 2012 were $28 million and are included in the “Unconditional purchase” line of the Contractual Obligations table which appears later in this section.

During 2010, 2011 and 2012, the Company repaid $13 million, $23 million and $100 million of short-term notes, respectively. In both 2011 and 2012, the Company borrowed additional funds using long-term debt and the Company repaid $20 million, $1 million and $22 million of maturing long-term debt in 2010, 2011 and 2012, respectively. In 2011, the Company paid $117 million to purchase the remaining 50-percent ownership interest in Cooper Kunshan. In 2010, the Company’s Cooper Kunshan operations received capital contributions from the joint venture partner at the time. Also in 2010, the Company paid $18 million to purchase an additional 14-percent interest in its Cooper Chengshan joint venture, increasing its ownership share to 65 percent.

Dividends paid on the Company’s common shares were $26 million in each of 2010, 2011 and 2012. The Company has maintained a quarterly dividend of 10.5 cents per share in each quarter during the three years ending December 31, 2012. The Company also paid $12 million, $6 million and $3 million in dividends to noncontrolling shareholders in the Cooper Chengshan joint venture in 2010, 2011 and 2012, respectively.

During 2012, stock options were exercised to acquire 798,967 shares of common stock and the Company recorded $2.5 million of excess tax benefits on equity instruments. During 2011, stock options were exercised to acquire 315,785 shares of common stock and the Company recorded $0.4 million of excess tax benefits on equity instruments. During 2010, stock options were exercised to acquire 508,044 shares of common stock and the Company recorded $3 million of excess tax benefits on equity instruments.

Available cash, credit facilities and contractual commitments – At December 31, 2012, the Company had cash and cash equivalents totaling $352 million.

Domestically, the Company has a revolving credit facility with a consortium of four banks that provides up to $200 million based on available collateral and has a July 2016 maturity date. The Company also has an accounts receivable securitization facility with a $175 million limit which was amended in August 2012 to extend the maturity until June 2015. These credit facilities have no significant financial covenants until available credit is less than specified amounts. At December 31, 2012, the Company was in compliance with all financial covenants and the credit facilities were undrawn except for amounts used to back letters of credit. The Company’s additional borrowing capacity, net of amounts used to back letters of credit and based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at December 31, 2012, was $278 million.

The Company’s consolidated operations in Asia have annual renewable unsecured credit lines that provide up to $394 million of borrowings and do not contain financial covenants. The additional borrowing capacity on the Asian credit lines, based on eligible collateral and the short-term notes payable, totaled $347 million at December 31, 2012.

The Company believes that available cash from operating cash flows and credit facilities will be adequate to fund its needs, including working capital requirements, projected capital expenditures, including its portion of capital expenditures in partially-owned subsidiaries, and dividend goals. The entire amount of short-term notes payable outstanding at December 31, 2012 is primarily debt of consolidated subsidiaries. The Company expects its subsidiaries to refinance or pay these amounts during 2013.

In connection with the Company’s acquisition of its initial interest in Cooper Chengshan, beginning January 1, 2009 and continuing through December 31, 2011, the noncontrolling shareholders had the right to sell and, if exercised, the Company had the obligation to purchase, the remaining 49 percent noncontrolling interest share at a minimum price of $63 million. In 2009, the Company received notification from a noncontrolling shareholder of its intention to exercise its put option and after receiving governmental approvals in 2010, the Company purchased the 14 percent share for $18 million. The remaining noncontrolling shareholder had the right to sell its 35 percent share to the Company at a minimum price of $45 million. This right expired on December 31, 2011.

The Company’s cash requirements relating to contractual obligations at December 31, 2012 are summarized in the following table:

(Dollar amounts in thousands)	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Long-term debt	$329,198	$1,719	$35,876	$1,145	$290,458
Capital lease obligations and other	9,263	600	1,200	1,200	6,263
Interest on debt and capital lease obligations	251,002	25,561	47,546	46,294	131,601
Operating leases	104,600	23,055	32,762	20,919	27,864
Notes payable (a)	32,836	32,836	—	—	—
Unconditional purchase (b)	147,433	147,433	—	—	—
Postretirement benefits other than pensions (c)	308,226	16,680	34,945	36,451	220,150
Pensions (d)	432,922	45,000	100,000	100,000	187,922
Other long-term liabilities (e)	27,720	149	6,839	1,232	19,500

Total contractual cash obligations	$1,643,200	$293,033	$259,168	$207,241	$883,758

(a)	Financing obtained from financial institutions in the PRC and Mexico to support the Company’s operations there.
(b)	Noncancelable purchase order commitments for capital expenditures and raw materials, principally natural rubber, made in the ordinary course of business.
(c)	Represents benefits payments for postretirement benefits other than pensions liability.
(d)	Represents Company contributions to the retirement trusts based on current assumptions.
(e)	Deferred compensation, warranty reserve, nonqualified benefit plans and other non-current liabilities.

Credit agency ratings – Standard & Poor’s has rated the Company’s long-term corporate credit and senior unsecured debt at BB- with a stable outlook. Moody’s Investors Service has assigned a B1 corporate family rating and a B2 rating to senior unsecured debt – also with a stable outlook.

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

Effective April 1, 2003, the Company established a new excess liability insurance program. The new program covers the Company’s products liability claims occurring on or after April 1, 2003 and is occurrence-based insurance coverage which includes a relatively high per claim retention limit.

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

During 2012, the Company increased its products liability reserve by $72 million. The addition of another year of self-insured incidents accounted for $49 million of this increase. The Company revised its estimates of future settlements for unasserted and premature claims. These revisions increased the reserve by $9 million. Finally, changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $14 million.

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

During 2011, the Company paid $50 million and during 2012, the Company paid $73 million to resolve cases and claims. The Company’s products liability reserve balance at December 31, 2011 totaled $207 million (current portion of $58 million). At December 31, 2012, the products liability reserve balance totaled $206 million (current portion of $70 million).

The products liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company.

Products liability costs totaled $110 million, $98 million and $104 million in 2010, 2011 and 2012, respectively.

Income Taxes – The Company is required to make certain estimates and judgments to determine income tax expense for financial statement purposes. The more critical estimates and judgments include assessing uncertain tax positions and measuring unrecognized tax benefits, determining whether deferred tax assets will be realized and whether foreign earnings will be indefinitely reinvested. Changes to these estimates may result in an increase or decrease to tax expense in subsequent periods.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. The Company applies the rules under Accounting Standards Codification (“ASC”) 740-10 in its Accounting for Uncertainty in Income Taxes for uncertain tax positions using a “more likely than not” recognition threshold. Pursuant to these rules, the Company will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company’s estimate of the ultimate amount to be sustained if audited by the taxing authority. The Company recognizes tax liabilities in accordance with ASC 740 and adjusts these liabilities when judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

The Company’s liability for unrecognized tax benefits for permanent and temporary book/tax differences for continuing operations, exclusive of interest, totaled approximately $5 million at December 31, 2012. In accordance with Company policy, the liability relating to pre-2011 years was released or reclassified following the effective settlement of a U.S. federal income tax examination for pre-2011 years. The unrecognized tax benefits at December 31, 2012 relate to 2011 and 2012 uncertain tax positions.

The Company must assess the likelihood that it will be able to recover its deferred tax asset. Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating the Company’s ability to recover deferred tax assets within the jurisdiction from which they arise, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax-planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income (loss).

During 2011, the Company released the valuation allowance that was previously established related to most of its deferred tax assets in the United States, based upon its assessment of realizability of those assets. The Company continues to maintain a valuation allowance against a portion of its U.S. and non-U.S. deferred tax asset position at December 31, 2012, as it cannot assure the utilization of these assets before they expire. In the U.S. the Company has offset a portion of its deferred tax asset relating primarily to a capital loss carryforward by a valuation allowance of $20 million. In addition, the Company has recorded valuation allowances of $8 million relating primarily to non-U.S. net operating losses for a total valuation allowance of $28 million. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.

29

The Company generally considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. In the event that the Company plans to repatriate foreign earnings, the income tax provision would be adjusted in the period it is determined that the earnings will no longer be indefinitely invested outside the United States. During 2013, the Company plans to remit dividends from two of its non-U.S. subsidiaries. As a result of this decision made in 2012, the Company provided incremental U.S. income and foreign withholding tax on these amounts. In the Company’s judgment, the remaining portion of the Company’s foreign earnings is considered to be indefinitely reinvested outside the United States. The Company has not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $371,573 of these undistributed earnings. It is not practicable to determine the amount of additional U.S. income taxes that could be payable upon remittance of these earnings since taxes payable would be reduced by foreign tax credits based upon income tax laws and circumstances at the time of distribution, plus the uncertainty in estimating the impacts of future exchange rates.

Impairment of long-lived assets – The Company’s long-lived assets include property, plant and equipment and other assets that are intangible. If an indicator of impairment exists for certain groups of property, plant and equipment or definite-lived intangible assets, the Company will compare the forecasted undiscounted cash flows attributable to the assets to their carrying values. If the carrying values exceed the undiscounted cash flows, the Company then determines the fair values of the assets. Then if the carrying values exceed the fair values of the assets, an impairment charge is recognized for the difference.

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

The discount rate reflects the rate used to estimate the value of the Company’s pension and other postretirement liabilities for which they could be settled at the end of the year. When determining the discount rate, the Company discounted the expected pension disbursements over the next fifty years and based upon this analysis, the Company used a discount rate of 3.75 percent to measure its U.S. pension liabilities at December 31, 2012, which is lower than the 4.80 percent used at December 31, 2011. Similarly, the Company discounted the expected disbursements of its other postretirement benefit liabilities and based upon this analysis, the Company used a discount rate of 3.60 percent to measure it other postretirement liabilities at December 31, 2012, which is lower than the 4.15 percent used at December 31, 2011. A similar analysis was completed in the U.K. and the Company decreased the discount rate used to measure its U.K. pension liabilities to 4.40 percent at December 31, 2012 from 4.85 percent at December 31, 2011.

The rate of future compensation increases is used to determine the future benefits to be paid for salaried and non-bargained employees, since the amount of a participant’s pension is partially attributable to the compensation earned during his or her career. The rate reflects the Company’s expectations over time for salary and wage inflation and the impacts of promotions and incentive compensation, which is typically tied to profitability. Effective July 1, 2009, the Company froze the Spectrum (salaried employees) Plan in the U.S. so this assumption is not applicable to valuing the pension liability. In the U.K., the Company used 2.9 percent for the estimated future compensation increase at December 31, 2012 compared to 3.0 percent at December 31, 2011.

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

The Company’s investment strategy is to match assets to the cash flows of the pension obligations. The Company’s current asset allocation for U.S. plans’ assets is 58 percent in equity securities and 40 percent in debt securities. The Company’s current asset allocation for U.K. plan assets is 59 percent in equity securities, 28 percent in bonds and 12 percent in property and infrastructure funds. Equity security investments are structured to achieve a balance between growth and value stocks. The Company determines

30

the annual rate of return on pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio and may be adjusted based on a review by the Company’s investment advisors and actuaries. Industry comparables and other outside guidance is also considered in the annual selection of the expected rates of return on pension assets.

The actual return on U.S. pension plans’ assets was approximately 12.00 percent in 2012 compared to an asset gain of approximately .40 percent in 2011. The actual return on U.K. pension plan assets approximated 11.30 percent in 2012 compared to an asset gain of 0.22 percent in 2011. The Company’s estimate for the expected long-term return on its U.S. plan assets used to derive 2011 and 2012 pension expense was 7.75 percent and 7.00 percent, respectively. The expected long-term return on U.K. plan assets used to derive the 2011 and 2012 pension expense was 7.10 percent and 6.48 percent, respectively. The 2012 expected long-term return on U.K. plan assets is a blended rate consisting of one rate from January 1, 2012 through April 6, 2012 when the plan was remeasured due to the plan freeze and one rate from April 7, 2012 through December 31, 2012.

The Company has accumulated net deferred losses resulting from the shortfalls and excesses in actual returns on pension plan assets from expected returns and, in the measurement of pensions and other postretirement liabilities, decreases and increases in the discount rate and the rate of future compensation increases and differences between actuarial assumptions and actual experience totaling $732.1 million at December 31, 2012. These amounts are being amortized in accordance with the corridor amortization requirements of U.S. GAAP over periods ranging from 10 years to 15 years. Amortization of these net deferred losses was $36 million in 2011 and $46 million in 2012.

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

The Company is exposed to fluctuations in interest rates and currency exchange rates from its financial instruments. The Company actively monitors its exposure to risk from changes in foreign currency exchange rates and interest rates. Derivative financial instruments are used to reduce the impact of these risks. See the “Significant Accounting Policies – Derivative financial instruments” and “Fair Value of Financial Instruments” notes to the consolidated financial statements for additional information.

The Company has estimated its market risk exposures using sensitivity analysis. These analyses measure the potential loss in future earnings, cash flows or fair values of market sensitive instruments resulting from a hypothetical ten percent change in interest rates or foreign currency exchange rates.

A decrease in interest rates by ten percent of the actual rates would have adversely affected the fair value of the Company’s fixed-rate, long-term debt by approximately $17 million and $14 million at December 31, 2011 and December 31, 2012, respectively. An increase in interest rates by ten percent of the actual rates for the Company’s floating rate long-term debt obligations would not have been material to the Company’s results of operations and cash flows.

To manage the volatility of currency exchange exposures related to future sales and purchases, the Company first nets the exposures on a consolidated basis to take advantage of natural offsets. Then, for the residual portion, the Company enters into forward exchange contracts and purchases options with maturities of less than 12 months pursuant to the Company’s policies and hedging practices. The changes in fair value of these hedging instruments are offset, in part or in whole, by corresponding changes in the fair value of cash flows of the underlying exposures being hedged. The Company’s unprotected exposures to earnings and cash flow fluctuations due to changes in foreign currency exchange rates were not significant at December 31, 2011 and 2012.

The Company enters into foreign exchange contracts to manage its exposure to foreign currency denominated receivables and payables. The impact from a ten percent change in foreign currency exchange rates on the Company’s foreign currency denominated obligations and related foreign exchange contracts would not have been material to the Company’s results of operations and cash flows.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31

(Dollar amounts in thousands except per share amounts)

	2010	2011	2012

Net sales	$3,342,708	$3,907,820	$4,200,836
Cost of products sold	2,940,283	3,562,813	3,546,568

Gross profit	402,425	345,007	654,268

Selling, general and administrative	193,402	181,706	257,306
Restructuring	20,649	—	—

Operating profit	188,374	163,301	396,962

Interest expense	36,647	36,191	29,546
Interest income	5,265	3,190	2,560
Other - income (expense)	2,834	3,846	(1,526)

Income from continuing operations before income taxes	159,826	134,146	368,450

Provision (benefit) for income taxes	20,057	(135,457)	116,024

Income from continuing operations	139,769	269,603	252,426

Income from discontinued operations, net of income taxes	24,118	—	—

Net income	163,887	269,603	252,426

Net income attributable to noncontrolling shareholders’ interests	23,438	16,100	32,055

Net income attributable to Cooper Tire & Rubber Company	$140,449	$253,503	$220,371

Basic earnings per share:
Income from continuing operations attributable to Cooper Tire & Rubber Company common stockholders	$1.90	$4.08	$3.52
Income from discontinued operations	0.39	—	—

Net income attributable to Cooper Tire & Rubber Company common stockholders	$2.29	$4.08	$3.52

Diluted earnings per share:
Income from continuing operations attributable to Cooper Tire & Rubber Company common stockholders	$1.86	$4.02	$3.49
Income from discontinued operations	0.38	—	—

Net income attributable to Cooper Tire & Rubber Company common stockholders	$2.24	$4.02	$3.49

See Notes to Consolidated Financial Statements, pages 38 to 67.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31

(Dollar amounts in thousands except per share amounts)

	2010	2011	2012

Net income	$163,887	$269,603	$252,426
Other comprehensive income (loss)
Cumulative currency translation adjustments
Foreign currency translation adjustments	7,190	7,487	13,720
Currency loss recognized as part of acquisition of noncontrolling shareholder interest	—	4,893	—

Cumulative currency translation adjustments	7,190	12,380	13,720

Financial instruments
Change in the fair value of derivatives and marketable securities	(1,026)	9,189	(7,469)
Income tax benefit (expense) on derivative instruments	206	(899)	2,555

Financial instruments, net of tax	(820)	8,290	(4,914)

Postretirement benefit plans
Amortization of actuarial loss	33,665	37,333	46,712
Amortization of prior service credit	(1,142)	(1,435)	(873)
Pension curtailment gain	—	—	(7,460)
Actuarial loss	(38,729)	(162,065)	(97,972)
Income tax (expense) benefit on postretirement benefit plans	(2,003)	45,283	22,083
Foreign currency translation effect	5,260	169	199

Postretirement benefit plans, net of tax	(2,949)	(80,715)	(37,311)

Other comprehensive income (loss)	3,421	(60,045)	(28,505)

Comprehensive income	167,308	209,558	223,921
Less comprehensive income attributable to noncontrolling shareholders’ interests	24,650	16,525	34,198

Comprehensive income attributable to Cooper Tire & Rubber Company	$142,658	$193,033	$189,723

See Notes to Consolidated Financial Statements, pages 38 to 67.

CONSOLIDATED BALANCE SHEETS

December 31

(Dollar amounts in thousands)

	2011	2012
ASSETS
Current assets:
Cash and cash equivalents	$233,710	$351,817
Notes receivable	71,661	47,646
Accounts receivable, less allowances of $10,622 at 2011 and $13,267 at 2012	427,782	415,460
Inventories at lower of cost or market:
Finished goods	294,384	380,839
Work in process	40,899	40,953
Raw materials and supplies	130,110	140,076

	465,393	561,868
Other current assets	65,434	72,904

Total current assets	1,263,980	1,449,695
Property, plant and equipment:
Land and land improvements	32,432	32,336
Buildings	302,528	307,924
Machinery and equipment	1,672,235	1,767,117
Molds, cores and rings	231,824	221,811

	2,239,019	2,329,188
Less accumulated depreciation and amortization	1,339,975	1,399,933

Net property, plant and equipment	899,044	929,255
Goodwill	18,851	18,851
Intangibles, net of accumulated amortization of $47,590 at 2011 and $48,340 at 2012	98,487	150,017
Restricted cash	2,475	7,741
Deferred income tax assets	206,493	228,849
Other assets	20,588	16,752

Total assets	$2,509,918	$2,801,160

See Notes to Consolidated Financial Statements, pages 38 to 67.

CONSOLIDATED BALANCE SHEETS

December 31

(Dollar amounts in thousands, except par value amounts)

(Continued)

	2011	2012
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$131,651	$32,836
Accounts payable	339,215	379,867
Accrued liabilities	152,306	221,822
Income taxes payable	6,646	18,297
Current portion of long-term debt	21,199	2,319

Total current liabilities	651,017	655,141

Long-term debt	329,496	336,142
Postretirement benefits other than pensions	293,267	291,546
Pension benefits	360,632	432,922
Other long-term liabilities	168,703	168,967
Deferred income tax liabilities	8,913	8,026
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued at 2011 and at 2012	87,850	87,850
Capital in excess of par value	1,042	919
Retained earnings	1,464,392	1,657,936
Cumulative other comprehensive loss	(520,878)	(551,526)

	1,032,406	1,195,179
Less: common shares in treasury at cost (25,551,636 at 2011 and 24,691,431 at 2012)	(454,605)	(437,555)

Total parent stockholders’ equity	577,801	757,624
Noncontrolling shareholders’ interests in consolidated subsidiaries	120,089	150,792

Total equity	697,890	908,416

Total liabilities and equity	$2,509,918	$2,801,160

See Notes to Consolidated Financial Statements, pages 38 to 67.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollar amounts in thousands except per share amounts)

		Total Equity
	Redeemable Noncontrolling Shareholders’ Interests	Common Stock $1 Par Value	Capital In Excess of Par Value	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Common Shares in Treasury	Total Parent Stockholders’ Equity	Noncontrolling Shareholders’ Interests in Consolidated Subsidiaries	Total

Balance at January 1, 2010	83,528	87,850	70,645	1,133,133	(470,272)	(490,548)	330,808	49,716	380,524

Net income	19,376			140,449			140,449	4,062	144,511
Other comprehensive income (loss)	(521)				2,209		2,209	1,733	3,942

Comprehensive income	18,855			140,449	2,209		142,658	5,795	148,453
Dividends payable to noncontrolling shareholder	(11,637)
Contribution of noncontrolling shareholder								6,750	6,750
Acquisition of noncontrolling shareholders’ interests	(19,304)		1,384				1,384		1,384
Stock compensation plans, including tax benefit of $3,294			(10,585)	(547)		22,841	11,709		11,709
Cash dividends - $.42 per share				(25,770)			(25,770)		(25,770)

Balance at December 31, 2010	71,442	87,850	61,444	1,247,265	(468,063)	(467,707)	460,789	62,261	523,050

Net income	13,628			253,503			253,503	2,472	255,975
Other comprehensive income (loss)	3,594				(60,470)		(60,470)	(3,169)	(63,639)

Comprehensive income (loss)	17,222			253,503	(60,470)		193,033	(697)	192,336
Dividends payable to noncontrolling shareholder	(5,731)
Acquisition of business								37,853	37,853
Acquisition of noncontrolling shareholders’ interests			(51,812)	(10,082)	7,655		(54,239)	(62,261)	(116,500)
Expiration of put option	(82,933)							82,933	82,933
Stock compensation plans, including tax benefit of $412			(8,590)	(167)		13,102	4,345		4,345
Cash dividends - $.42 per share				(26,127)			(26,127)		(26,127)

Balance at December 31, 2011	—	87,850	1,042	1,464,392	(520,878)	(454,605)	577,801	120,089	697,890

Net income				220,371			220,371	32,055	252,426
Other comprehensive income (loss)					(30,648)		(30,648)	2,143	(28,505)

Comprehensive income				220,371	(30,648)		189,723	34,198	223,921
Dividends payable to noncontrolling shareholder								(3,495)	(3,495)
Acquisition of noncontrolling shareholders’ interests			(71)				(71)		(71)
Stock compensation plans, including tax benefit of $2,469			(52)	(554)		17,050	16,444		16,444
Cash dividends - $.42 per share				(26,273)			(26,273)		(26,273)

Balance at December 31, 2012	$—	$87,850	$919	$1,657,936	$(551,526)	$(437,555)	$757,624	$150,792	$908,416

See Notes to Consolidated Financial Statements, pages 38 to 67.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31

(Dollar amounts in thousands)

	2010	2011	2012
Operating activities:
Net income	$163,887	$269,603	$252,426
Adjustments to reconcile net income to net cash provided by continuing operations:
Income from discontinued operations, net of income taxes	(24,118)	—	—
Depreciation and amortization	123,721	122,899	128,916
Deferred income taxes	2,787	(168,690)	209
Stock based compensation	6,845	4,133	8,036
Change in LIFO reserve	64,116	45,352	(63,685)
Amortization of unrecognized postretirement benefits	32,522	35,325	45,839
Loss on sale of assets	2,797	2,838	—
Restructuring asset write-down	1,845	—	—
Changes in operating assets and liabilities of continuing operations:
Accounts and notes receivable	(113,197)	(27,131)	38,180
Inventories	(148,785)	(105,583)	(28,201)
Other current assets	(13,906)	6,629	(8,936)
Accounts payable	78,477	(58,048)	37,939
Accrued liabilities	(11,491)	773	60,318
Other items	(7,823)	(2,583)	(16,821)

Net cash provided by continuing operations	157,677	125,517	454,220
Net cash provided by discontinued operations	17,014	—	—

Net cash provided by operating activities	174,691	125,517	454,220
Investing activities:
Additions to property, plant and equipment and capitalized software	(119,738)	(155,406)	(187,336)
Acquisition of businesses, net of cash acquired	—	(17,380)	—
Acquisition of assets in Serbia	—	—	(18,534)
Proceeds from the sale of assets	2,498	3,450	798

Net cash used in investing activities	(117,240)	(169,336)	(205,072)
Financing activities:
Net payments on short-term debt	(12,974)	(23,590)	(99,805)
Additions to long-term debt	—	30,017	10,089
Repayments of long-term debt	(19,752)	(600)	(22,013)
Contributions by noncontrolling shareholder	6,750	—	—
Acquisition of noncontrolling shareholder interest	(17,920)	(116,500)	(71)
Payment of dividends to noncontrolling shareholders	(11,637)	(5,731)	(3,495)
Payment of dividends	(25,770)	(26,127)	(26,273)
Issuance of common shares and excess tax benefits on options	10,308	4,470	8,963

Net cash used in financing activities	(70,995)	(138,061)	(132,605)

Effects of exchange rate changes on cash of continuing operations	(78)	2,231	1,564

Changes in cash and cash equivalents	(13,622)	(179,649)	118,107
Cash and cash equivalents at beginning of year	426,981	413,359	233,710

Cash and cash equivalents at end of year	$413,359	$233,710	$351,817

See Notes to Consolidated Financial Statements, pages 38 to 67.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share amounts)

Note 1 - Significant Accounting Policies

Principles of consolidation – The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Acquired businesses are included in the consolidated financial statements from the dates of acquisition. All intercompany accounts and transactions have been eliminated.

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

The Company’s objectives related to the investment of cash not required for operations is to preserve capital, meet the Company’s liquidity needs and earn a return consistent with these guidelines and market conditions. Investments deemed eligible for the investment of the Company’s cash include: 1) U.S. Treasury securities and general obligations fully guaranteed with respect to principal and interest by the government; 2) obligations of U.S. government agencies; 3) commercial paper or other corporate notes of prime quality purchased directly from the issuer or through recognized money market dealers; 4) time deposits, certificates of deposit or bankers’ acceptances of banks rated “A-” by Standard & Poor’s or “A3” by Moody’s; 5) collateralized mortgage obligations rated “AAA” by Standard & Poor’s and “Aaa” by Moody’s; 6) tax-exempt and taxable obligations of state and local governments of prime quality; and 7) mutual funds or outside managed portfolios that invest in the above investments. The Company had cash and cash equivalents totaling $233,710 and $351,817 at December 31, 2011 and December 31, 2012, respectively. The majority of the cash and cash equivalents were invested in eligible financial instruments in excess of amounts insured by the Federal Deposit Insurance Corporation and, therefore, subject to credit risk. Management believes that the probability of losses related to credit risk on investments classified as cash and cash equivalents is unlikely.

Notes receivable – The Company has received bank secured notes from certain of its customers in the PRC to settle trade accounts receivable. These notes generally have maturities of six months or less and are redeemable at the bank of issuance. The Company evaluates the credit risk of the issuing bank prior to accepting a bank secured note from a customer. Management believes that the probability of material losses related to credit risk on notes receivable is remote.

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

Long-lived assets – Property, plant and equipment are recorded at cost and depreciated or amortized using the straight-line or accelerated methods over the following expected useful lives:

Buildings and improvements	10 to 40 years
Machinery and equipment	5 to 14 years
Furniture and fixtures	5 to 10 years
Molds, cores and rings	4 to 10 years

The Company capitalizes certain internal and external costs incurred to acquire or develop internal-use software. Capitalized software costs are amortized over the estimated useful life of the software.

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

Earnings per common share – Net income per share is computed on the basis of the weighted average number of common shares outstanding each year. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

(Number of shares and dollar amounts in thousands except per share amounts)
	2010	2011	2012

Numerator
Numerator for basic and diluted earnings per share - income from continuing operations available to common stockholders	$116,331	$253,503	$220,371

Denominator
Denominator for basic earnings per share - weighted average shares outstanding	61,299	62,150	62,561

Effect of dilutive securities - stock options and other stock units	1,349	862	663

Denominator for diluted earnings per share - adjusted weighted average share outstanding	62,648	63,012	63,224

Basic earnings per share:
Income from continuing operations attributable to Cooper Tire & Rubber Company common stockholders	$1.90	$4.08	$3.52
Income from discontinued operations, net of income taxes	0.39	—	—

Net income attributable to Cooper Tire & Rubber Company common stockholders	$2.29	$4.08	$3.52

Diluted earnings per share:
Income from continuing operations attributable to Cooper Tire & Rubber Company common stockholders	$1.86	$4.02	$3.49
Income from discontinued operations, net of income taxes	0.38	—	—

Net income attributable to Cooper Tire & Rubber Company common stockholders	$2.24	$4.02	$3.49

Options to purchase shares of the Company’s common stock not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares were 8,000, 1,045,709 and 13,100 in 2010, 2011 and 2012, respectively. These options could be dilutive in the future depending on the performance of the Company’s stock.

Derivative financial instruments – Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The Company offsets fair value amounts recognized on the Consolidated Balance Sheets for derivative financial instruments executed with the same counter-party.

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

Income taxes – Income tax expense for continuing operations and discontinued operations is based on reported earnings (loss) before income taxes in accordance with the tax rules and regulations of the specific legal entities within the various specific taxing jurisdictions where the Company’s income is earned. The income tax rates imposed by these taxing jurisdictions vary substantially. Taxable income may differ from income before income taxes for financial accounting purposes. To the extent that differences are due to revenue or expense items reported in one period for tax purposes and in another period for financial accounting purposes, a provision for deferred income taxes is made using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. Deferred income taxes are not recorded on undistributed earnings of international subsidiaries based on the Company’s intention that these earnings will continue to be reinvested.

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

Advertising expense – Expenses incurred for advertising include production and media and are generally expensed when incurred. Costs associated with dealer-earned cooperative advertising are recorded as a reduction of revenue component of Net sales at the time of sale. Advertising expense for 2010, 2011 and 2012 was $30,156, $34,401 and $49,756, respectively.

Stock-based compensation – The Company’s incentive compensation plans allow the Company to grant awards to key employees in the form of stock options, stock awards, restricted stock units (“RSUs”), stock appreciation rights, performance stock units (“PSUs”), dividend equivalents and other awards. Compensation related to these awards is determined based on the fair value on the date of grant and is amortized to expense over the vesting period. For RSUs and PSUs, the Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire. If awards can be settled in cash, these awards are recorded as liabilities and marked to market. See Note 15 – Stock-Based Compensation for additional information.

Warranties – Warranties are provided on the sale of certain of the Company’s products and an accrual for estimated future claims is recoded at the time revenue is recognized. Tire replacement under most of the warranties the Company offers is on a prorated basis. The Company provides for the estimated cost of product warranties based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities which are recorded in Accrued liabilities and Other long-term liabilities on the Company’s Consolidated Balance Sheets:

	2010	2011	2012

Reserve at January 1	$23,814	$24,924	$27,400

Additions	24,791	34,288	23,184
Payments	(23,681)	(31,812)	(20,445)

Reserve at December 31	$24,924	$27,400	$30,139

The increase in the liability is due primarily to truck and bus tires in the PRC and the increased prices of tires used to compute the warranty provision.

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

Research and development – Costs are charged to cost of products sold as incurred and amounted to approximately $39,748, $44,586 and $50,801 during 2010, 2011 and 2012, respectively.

Related Party Transactions – The Company’s CCT joint venture had notes payable to the noncontrolling shareholder of $14,283 and $14,319 as of December 31, 2011 and 2012, respectively and paid $941, $859 and $900 of interest in 2010, 2011 and 2012, respectively. The CCT joint venture also paid $41,032, $41,595 and $46,235 to the noncontrolling shareholder primarily for the purchase of utilities during 2010, 2011 and 2012, respectively.

Accounting Pronouncements – Recently Adopted

Intangible Asset Impairment Testing – In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”, which permits an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Other Comprehensive Income – In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Presentation of Comprehensive Income”, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update eliminates the option to present components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. The amendments under this update defer only a portion of ASU 2011-05, and accordingly, the components of other comprehensive income are still required to be presented either in a single continuous statement or in two separate but consecutive statements. This accounting standards update, as amended, was adopted using the two statement approach in the first quarter of 2012 and was applied retrospectively for all prior periods presented. The adoption of this accounting standards update did not have an impact on the Company’s results within the consolidated financial statements; however, it did result in additional financial statement disclosures.

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

Accounting Pronouncements – To be adopted

Financial and Derivative Instruments – In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which requires an entity to disclose information about offsetting and related arrangements. The amendments in this update are effective for annual and interim periods beginning on or after January 1, 2013, with retrospective application. Although the Company does not expect the adoption of ASU 2011-11 to have a material effect on its consolidated financial statements, it will expand disclosures relating to financial and derivative instruments.

Discontinued operations – On December 23, 2004, the Company sold its automotive business, CSA, to an entity formed by The Cypress Group and Goldman Sachs Capital Partners and this business is considered to be a discontinued operation.

In 2003 the Company initiated bilateral APA negotiations with the Canadian and U.S. governments to change its intercompany transfer pricing process between a formerly owned subsidiary, CSA, and its Canadian affiliate. The governments settled the APA in 2009 and on August 3, 2009, Cooper-Standard Holdings Inc. filed a Bankruptcy petition. On August 19, 2009, the Company filed an action in the United States Bankruptcy Court, District of Delaware, in response to the tax refunds owed to the Company pursuant to the September 16, 2004 sale agreement of CSA for pre-disposition periods ending December 23, 2004. In the fourth quarter of 2009, the Company settled a tax and interest obligation in the U.S. of approximately $31,400. On March 17, 2010, the Company entered into a settlement agreement to resolve the subject proceedings, which became non-appealable on April 29, 2010. Pursuant to the settlement agreement, CSA paid the Company approximately $17,639, in addition to the resolution of other contingent liabilities between the parties. Based upon the settlement, the Company released liabilities recorded on its books relating to the disposition of CSA in the amount of $7,400 through Discontinued Operations, net of the tax impact, in the quarter ended June 30, 2010. There has been no activity relating to this item in 2011 or 2012.

The Company’s consolidated financial statements reflect the accounting and disclosure requirements which mandate the segregation of operating results and the balance sheets related to the discontinued operations from those related to ongoing operations. Accordingly, the Consolidated Statements of Income for the years ended December 31, 2010, 2011 and 2012 reflect this segregation as income from continuing operations and income from discontinued operations.

Reclassification – certain amounts for prior years have been reclassified to conform to the current year presentation. On the 2010 and 2011 Consolidated Statements of Income, co-op advertising expense has been reclassified from Selling, General & Administrative expense to a reduction of revenue as a component of Net sales. Classification as a reduction of revenue more appropriately reflects the nature of the Company’s co-op advertising programs. On the 2011 Consolidated Balance Sheet, capitalized software costs have been reclassified to Intangible assets from Property, plant & equipment. Additionally, land use rights in the PRC, previously recorded in Other assets, have now been included as Intangible assets. Classification as intangible assets more appropriately reflects the underlying nature of the assets.

Note 2 - Acquisitions

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

During the first quarter of 2012, the Company received approximately $10,600 of grants from the government of Serbia to be used to fund capital expenditures. The Company does not have to re-pay the grants contingent upon the Company investing approximately $63,700 (including the original purchase price) over the next three years and maintaining a minimum employment level during the period. The Company intends to satisfy the criteria listed so management does not anticipate that any funds will need to be re-paid. At December 31, 2012, the Company has recorded $5,119 of restricted cash on the Consolidated Balance Sheets representing the proportionate share of the capital expenditures yet to be made. Should the Company fail to meet these criteria, the Company will be required to repay the entire amount of the government grants.

Note 3 - Inventories

Inventory costs are determined using the last-in, first-out (“LIFO”) method for substantially all U.S. inventories. The current cost of this inventory under the first-in, first-out (“FIFO”) method was $442,128 and $481,967 at December 31, 2011 and 2012, respectively. These FIFO values have been reduced by approximately $236,532 and $172,847 at December 31, 2011 and 2012, respectively, to arrive at the LIFO value reported on the Consolidated Balance Sheets. The remaining inventories have been valued under the FIFO or average cost method. All inventories are stated at the lower of cost or market.

Note 4 - Other Current Assets

Other current assets at December 31 were as follows:

	2011	2012
Deferred tax assets	$41,774	$46,654
Income tax recoverable	9,855	5,294
Other	13,805	20,956

	$65,434	$72,904

Note 5 - Goodwill and Intangibles

Goodwill is recorded in the segment where it was generated by acquisitions. Goodwill in the amount of $18,851 was recorded in 2011 as a result of an acquisition. There have been no changes to the value of goodwill since 2011. Goodwill prior to 2011 was zero. See Note 2 – Acquisitions for a discussion of the goodwill acquired. Purchased goodwill and indefinite-lived intangible assets are tested annually for impairment unless indicators are present that would require an earlier test.

During the fourth quarters of 2011 and 2012, the Company completed its annual goodwill and intangible assets impairment tests and no impairment was indicated.

The following table presents intangible assets and accumulated amortization balances as of December 31, 2011 and 2012:

	December 31, 2011			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived:
Capitalized software costs	$85,747	$(18,741)	$67,006	$137,983	$(17,543)	$120,440
Land use rights	17,219	(3,090)	14,129	17,263	(3,572)	13,691
Trademarks and tradenames	10,891	(5,652)	5,239	10,891	(6,245)	4,646
Patents and technology	15,038	(14,891)	147	15,038	(14,996)	42
Other	7,365	(5,216)	2,149	7,365	(5,984)	1,381

	136,260	(47,590)	88,670	188,540	(48,340)	140,200

Indefinite-lived:
Trademarks	9,817	—	9,817	9,817	—	9,817

	$146,077	$(47,590)	$98,487	$198,357	$(48,340)	$150,017

Estimated amortization expense over the next five years is as follows: 2013 – $11,241, 2014 – $13,135, 2015 – $15,344, 2016 – $15,469 and 2017 – $15,334.

Note 6 - Other Assets

Other assets at December 31 were as follows:

	2011	2012

Tax incentives	$14,152	$14,506
Other	6,436	2,246

	$20,588	$16,752

Note 7 - Accrued Liabilities

Accrued liabilities at December 31 were as follows:

	2011	2012

Products liability	$58,506	$70,267
Payroll and withholdings	26,942	71,054
Warranty	22,078	24,285
Other postretirement benefits	17,802	16,680
Foreign currency derivative instruments	(5,869)	1,265
Other	32,847	38,271

	$152,306	$221,822

Note 8 - Income Taxes

Components of income from continuing operations before income taxes and noncontrolling shareholders’ interests were as follows:

	2010	2011	2012
United States	$67,579	$21,763	$206,853
Foreign	92,247	112,383	161,597

Total	$159,826	$134,146	$368,450

The provision (benefit) for income tax for continuing operations consisted of the following:

	2010	2011	2012
Current:
Federal	$2,823	$6,694	$67,921
State and local	3,716	2,053	9,812
Foreign	10,731	24,486	38,082

	17,270	33,233	115,815
Deferred:
Federal	3,921	(139,697)	(4,225)
State and local	—	(28,893)	(573)
Foreign	(1,134)	(100)	5,007

	2,787	(168,690)	209

	$20,057	$(135,457)	$116,024

A reconciliation of income tax expense (benefit) for continuing operations to the tax based on the U.S. statutory rate is as follows:

	2010	2011	2012
Income tax provision at 35%	$55,939	$46,951	$128,958

State and local income tax, net of federal income tax effect	1,913	1,879	4,391

U.S. tax credits	(2,220)	(1,732)	—

Difference in effective tax rates of international operations	(20,608)	(15,828)	(16,545)

Valuation allowance	(8,704)	1,225	(181)

Valuation allowance - domestic release	—	(167,224)	—

Other - net	(6,263)	(728)	(599)

Income tax expense	$20,057	$(135,457)	$116,024

In 2011, the Company released most of the valuation allowance recorded against U.S. deferred tax assets in the amount of $167,224 based upon the Company’s sustained positive operating performance, taxable income in carryback periods and the availability of expected future taxable income.

Payments, including discontinued operations, for income taxes in 2010, 2011 and 2012, net of refunds, were $30,186, $6,988 and $97,093, respectively.

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31 were as follows:

	2011	2012
Deferred tax assets:
Postretirement and other employee benefits	$243,222	$269,471
Products liability	68,261	71,759
Net operating loss, capital loss, and tax credits carryforwards	36,924	30,043
All other items	41,635	49,103

Total deferred tax assets	390,042	420,376

Deferred tax liabilities:
Property, plant and equipment	(114,034)	(116,879)
All other items	(8,383)	(7,348)

Total deferred tax liabilities	(122,417)	(124,227)

	267,625	296,149
Valuation allowances	(28,271)	(27,993)

Net deferred tax asset	$239,354	$268,156

At December 31, 2012, the Company has apportioned state tax losses of $17,459 and foreign tax losses of $23,067 available for carryforward. The Company also has U.S. federal tax credits of $1,838 and state tax credits of $4,917 in addition to U.S. capital losses of $53,516 available for carryforward. Valuation allowances have been provided for those items which, based upon an assessment, it is more likely than not that some portion may not be realized. The U.S. federal and state tax loss carryforwards and other tax attributes will expire from 2013 through 2031. A portion of the foreign tax losses expired in 2012, with additional losses due to expire in 2013. The majority of the U.S. capital loss carryforward will expire in 2015.

The Company applies the rules under ASC 740-10 in its Accounting for Uncertainty in Income Taxes for uncertain tax positions using a “more likely than not” recognition threshold. Pursuant to these rules, the Company will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company’s estimate of the largest amount that meets the more likely than not recognition threshold. The Company’s unrecognized tax benefits for permanent and temporary book/tax differences for continuing operations, exclusive of interest, totaled approximately $5,138 at December 31, 2012, as itemized in the tabular roll forward below. In accordance with Company policy, the liability relating to pre 2011 years was released or reclassified following the effective settlement of a U.S. federal income tax examination for years prior to 2011. The unrecognized tax benefits at December 31, 2012 relate to 2011 and 2012 uncertain tax positions.

	2010	2011	2012
Balance at January 1	$7,517	$9,237	$987
Settlements for tax positions of prior years	—	(15,969)	—
Additions for tax positions of the current year	1,686	987	4,195
Additions for tax positions of prior years	62	7,837	181
Reductions for tax positions of prior years	(28)	(572)	(225)
Reductions for lapse of statute of limitations	—	(533)	—

Balance at December 31	$9,237	$987	$5,138

Of this amount, the effective rate would change upon the recognition of approximately $4,728 of these unrecognized tax benefits. The Company accrued, through the tax provision, approximately $79, $226 and $27 of interest expense for 2010, 2011 and 2012, respectively. At December 31, 2012, the Company has $27 interest accrued as an ASC 740-10 reserve.

The Company generally considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States. In the event that the Company plans to repatriate foreign earnings, the income tax provision would be adjusted in the period it is determined that the earnings will no longer be indefinitely invested outside the United States. During 2013, the Company plans to remit dividends from two of its non-U.S. subsidiaries. As a result of this decision made in 2012, the Company provided incremental U.S. income and foreign withholding tax on these amounts. The remaining portion of the Company’s foreign earnings is considered to be indefinitely reinvested outside the United States. The Company has not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $371,573 of these undistributed earnings. It is not practicable to determine the amount of additional U.S. income taxes that could be payable upon remittance of these earnings since taxes payable would be reduced by foreign tax credits based upon income tax laws and circumstances at the time of distribution, plus the uncertainty in estimating the impacts of future exchange rates.

The Company has ventures in the PRC that had been granted full and partial income tax holidays. This resulted in a $5,140 and $1,965 favorable impact to the Company in 2010 and 2011, respectively. All remaining PRC tax holidays expired in 2011.

The Company’s effective tax rate only incorporates the tax rules under currently enacted legislation. Several U.S. tax extender provisions expired at the end of 2011 and were reenacted in early January 2013. Because the legislation was not enacted before December 31, 2012, a U.S. tax benefit for these items (most significantly the research and development credit) was not included in the tax provision; however, the amount of tax benefit for these extenders would not be considered material to the overall tax provision this year. The tax benefit for the retroactive enactment of these items will be recorded in the first quarter of 2013.

In 2003 the Company initiated bilateral Advance Pricing Agreement (“APA”) negotiations with the Canadian and U.S. governments to change its intercompany transfer pricing process between a formerly owned subsidiary, CSA, and its Canadian affiliate. The governments settled the APA in 2009 and on August 3, 2009, Cooper-Standard Holdings Inc. filed a Bankruptcy petition. On August 19, 2009, the Company filed an action in the United States Bankruptcy Court, District of Delaware, in response to the tax refunds owed to the Company pursuant to the September 16, 2004 sale agreement of CSA for pre-disposition periods ending December 23, 2004. On March 17, 2010, the Company entered into a settlement agreement to resolve the subject proceedings, which became non-appealable on April 29, 2010. Pursuant to the settlement agreement, CSA paid the Company approximately $17,639, in addition to the resolution of other contingent liabilities between the parties. Based upon the settlement, the Company released liabilities recorded on its books relating to the disposition of CSA in the amount of $7,400 through Discontinued Operations, net of the tax impact, in the quarter ended June 30, 2010. There has been no activity relating to this item in 2011 or 2012.

The Company operates in multiple jurisdictions throughout the world. The Company has effectively settled U.S. federal tax examinations for years before 2011 and state and local examinations for years before 2006, with limited exceptions. Furthermore, the Company’s non-U.S. subsidiaries are no longer subject to income tax examinations in major foreign taxing jurisdictions for years prior to 2007. The income tax returns of various subsidiaries in various jurisdictions are currently under examination and it is possible that these examinations will conclude within the next twelve months. However, it is not possible to estimate net increases or decreases to the Company’s unrecognized tax benefits during the next twelve months.

Note 9 - Debt

The Company has an accounts receivable securitization facility of up to $175,000. Pursuant to the terms of the facility, the Company is permitted to sell certain of its domestic trade receivables on a continuous basis to its wholly-owned, bankruptcy-remote subsidiary, Cooper Receivables LLC (“CRLLC”). In turn, CRLLC may sell from time to time an undivided ownership interest in the purchased trade receivables, without recourse, to a PNC Bank administered, asset-backed commercial paper conduit. During 2012, the maturity of this facility was extended until June 2015.

The Company and its subsidiary, Max-Trac Tire Co., Inc., have entered into a Loan and Security Agreement (New Credit Agreement) with a consortium of four banks. This New Credit Agreement provides a $200,000 credit facility to the Company and Max-Trac Tire Co., Inc. The New Credit Agreement is a revolving credit facility and is secured by the Company’s U.S. inventory, certain North American accounts receivable that have not been previously pledged and general intangibles related to the foregoing. The New Credit Agreement has a maturity date of July 2016.

The New Credit Agreement and the accounts receivable securitization facility have no significant financial covenants until availability is reduced to specified levels. Borrowings under the New Credit Agreement bear a margin based on the London Interbank Offered Rate. At December 31, 2012 the Company was in compliance with all financial covenants. There were no borrowings under the New Credit Agreement or the accounts receivable securitization facility at December 31, 2011 or December 31, 2012, except amounts used to secure letters of credit totaling $66,800 and $81,900 at December 31, 2011 and 2012, respectively. The Company’s additional borrowing capacity, net of amounts used to back letters of credit and based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at December 31, 2012, was $278,100.

The Company’s consolidated operations in Asia have annual renewable unsecured credit lines that provide up to $394,000 of borrowings and do not contain financial covenants. The additional borrowing capacity on the Asian credit lines, based on eligible collateral and the short-term notes payable, totaled $346,500 at December 31, 2012.

In 2010, Industrial Revenue Bonds (IRBs) were issued by the City of Texarkana to finance the design, equipping, construction and start-up of the expansion of the Texarkana manufacturing facility in return for real estate and equipment located at the Company’s Texarkana tire manufacturing plant. Because the assets related to the expansion provide security for the bonds issued by the City of Texarkana, the City retains title to the assets which in turn provides a 100 percent property tax exemption to the Company. However, the Company has recorded the property in its Consolidated Balance Sheets, along with a capital lease obligation to repay the proceeds of the IRB because the arrangement is cancelable at any time at the Company’s request. The Company has also purchased the IRBs and therefore is the bondholder as well as the borrower/lessee of the property purchased with the IRB proceeds. The capital lease obligation and IRB asset are recorded net in the Consolidated Balance Sheets. At December 31, 2011 and 2012, the assets and liabilities associated with these City of Texarkana IRBs were $17,400 and $20,000, respectively.

The following table summarizes the long-term debt of the Company at December 31, 2011 and 2012 and, except for the notes due in 2016 and capitalized leases and other, the long-term debt is due in an aggregate principal payment on the due date:

	2011	2012
Parent company
8% unsecured notes due December 2019	$173,578	$173,578
7.625% unsecured notes due March 2027	116,880	116,880
Capitalized leases and other	9,862	9,262

	300,320	299,720
Subsidiaries
5.795% to 6.3175% unsecured notes due in 2012	20,599	—
6.15% to 6.65% unsecured notes due in 2014	26,528	29,321
6.65% unsecured notes due in 2015	—	3,118
6.856% unsecured notes due in 2016	3,248	6,302

	50,375	38,741

	350,695	338,461
Less current maturities	21,199	2,319

	$329,496	$336,142

Over the next five years, the Company has payments related to the above debt of: 2013 – $2,319, 2014 – $31,639, 2015 – $5,437, 2016 – $1,745 and 2017 – $600. In addition, the Company’s partially-owned, consolidated subsidiary operations in the PRC and Mexico have short-term notes payable of $32,836 due in 2013. The weighted average interest rate of the short-term notes payable at December 31, 2011 and 2012 was 4.61 percent and 5.34 percent, respectively.

Interest paid on debt during 2010, 2011 and 2012 was $37,758, $38,853 and $38,727 respectively. The amount of interest capitalized was $959, $3,527 and $7,649 during 2010, 2011 and 2012, respectively. The increase in capitalized interest in 2011 and 2012 is related to the Company’s global ERP project.

Note 10 - Fair Value of Financial Instruments

Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. Exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations are offset by the change in values of the fair value foreign currency hedges. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish kronar, Mexican peso and Chinese yuan generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2011 and 2012 was $263,944 and $186,217, respectively. The counterparties to each of these agreements are major commercial banks. Management believes that the probability of losses related to credit risk on derivative financial instruments is unlikely.

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

Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately $6,009 and ($1,461) as of December 31, 2011 and 2012, respectively) are recorded as a separate component of stockholders’ equity in the accompanying consolidated balance sheets and reclassified into earnings as the hedged transaction affects earnings.

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

The following table presents the location and amounts of derivative instrument fair values in the Consolidated Balance Sheets:

(Assets)/liabilities	December 31, 2011		December 31, 2012

Designated as hedging instruments	Accrued liabilities	$(6,214)	Accrued liabilities	$1,510

Not designated as hedging instruments	Accrued liabilities	$345	Accrued liabilities	$(245)

The following table presents the location and amount of gains and losses on derivative instruments in the Consolidated Statements of Income:

Derivatives Designated as Cash Flow Hedges	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Cumulative Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Year ended Dec. 31, 2010	$(1,795)	$(692)	$47
Year ended Dec. 31, 2011	$4,563	$(4,626)	$(367)
Year ended Dec. 31, 2012	$(1,770)	$5,699	$256

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Year ended Dec. 31, 2010	Other income (expense)	$(758)
Year ended Dec. 31, 2011	Other income (expense)	$212
Year ended Dec. 31, 2012	Other income (expense)	$590

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

The valuation of foreign exchange forward contracts was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2011 and December 31, 2012, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2012:

Foreign Exchange Contracts	Total Derivative (Assets) Liabilities	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)

December 31, 2011	$(5,869)		$(5,869)

December 31, 2012	$1,265		$1,265

The fair value of the Company’s debt was based upon prices of similar instruments in the marketplace. The carrying amounts and fair values of the Company’s financial instruments were as follows:

	December 31, 2011		December 31, 2012
	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Instruments Level (1)	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Instruments Level (1)
Cash and cash equivalents	$233,710	$233,710	$351,817	$351,817
Notes receivable	71,661	71,661	47,646	47,646
Restricted cash	2,475	2,475	7,741	7,741
Notes payable	(131,651)	(131,651)	(32,836)	(32,836)
Current portion of long-term debt	(21,199)	(21,199)	(2,319)	(2,319)
Long-term debt	(329,496)	(325,596)	(336,142)	(360,142)

Note 11 - Pensions and Postretirement Benefits Other than Pensions

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

For defined benefit plans, benefits are generally based on compensation and length of service for salaried employees and length of service for hourly employees. In the U.S., the Company froze the pension benefits in its Spectrum (salaried employees) Plan in 2009. In 2012, the Company closed the U.S. pension plans for the bargaining units to new participants. Certain grandfathered participants in the bargaining unit plans continue to accrue pension benefits. Employees of certain of the Company’s foreign operations are covered by either contributory or non-contributory trusteed pension plans. In 2012, the Company froze the benefits in the U.K. pension plan.

Participation in the Company’s defined contribution plans is voluntary. The Company matches certain plan participants’ contributions up to various limits. Participants’ contributions are limited based on their compensation and, for certain supplemental contributions which are not eligible for company matching, based on their age. Expense for those plans was $12,827, $14,311 and $12,003 for 2010, 2011 and 2012, respectively.

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

The following table reflects changes in the projected obligations and fair market values of assets in all defined benefit pension and other postretirement benefit plans of the Company:

	2011			2012
	Pension Benefits			Pension Benefits			Other Postretirement Benefits
	Domestic	International	Total	Domestic	International	Total	2011	2012

Change in benefit obligation:
Projected Benefit Obligation at January 1	$865,982	$320,618	$1,186,600	$924,544	$343,219	$1,267,763	$275,348	$311,069
Service cost - employer	7,700	2,497	10,197	9,415	725	10,140	3,103	4,161
Service cost - employee	—	2,308	2,308	—	533	533	—	—
Interest cost	45,260	18,009	63,269	43,005	17,106	60,111	13,846	12,532
Plan curtailment	—	—	—	—	(9,933)	(9,933)	—	—
Actuarial (gain)/loss	54,022	13,846	67,868	137,141	20,331	157,472	27,928	(10,945)
Benefits paid	(48,420)	(12,506)	(60,926)	(50,035)	(12,700)	(62,735)	(9,156)	(8,591)
Foreign currency translation effect	—	(1,553)	(1,553)	—	15,644	15,644	—	—

Projected Benefit Obligation at December 31	$924,544	$343,219	$1,267,763	$1,064,070	$374,925	$1,438,995	$311,069	$308,226

Change in plans’ assets:
Fair value of plans’ assets at January 1	$698,827	$229,496	$928,323	$680,217	$226,914	$907,131	$—	$—
Actual return on plans’ assets	3,375	30	3,405	80,339	25,960	106,299	—	—
Employer contribution	26,435	8,420	34,855	35,350	8,215	43,565	—	—
Employee contribution	—	2,308	2,308	—	533	533	—	—
Benefits paid	(48,420)	(12,506)	(60,926)	(50,035)	(12,700)	(62,735)	—	—
Foreign currency translation effect	—	(834)	(834)	—	10,781	10,781	—	—

Fair value of plans’ assets at December 31	$680,217	$226,914	$907,131	$745,871	$259,703	$1,005,574	$—	$—

Funded status	$(244,327)	$(116,305)	$(360,632)	$(318,199)	$(115,222)	$(433,421)	$(311,069)	$(308,226)

Amounts recognized in the balance sheets:
Other assets	$—	$—	$—	$—	$—	$—	$—	$—
Accrued liabilities	—	—	—	(500)	—	(500)	(17,802)	(16,680)
Postretirement benefits other than pensions	—	—	—	—	—	—	(293,267)	(291,546)
Pension benefits	(244,327)	(116,305)	(360,632)	(317,699)	(115,222)	(432,921)

Included in cumulative other comprehensive loss at December 31, 2011 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of ($12,002) (($8,501) net of tax) and unrecognized actuarial losses of $684,717 ($567,278 net of tax).

Included in cumulative other comprehensive loss at December 31, 2012 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of ($3,867) (($2,777) net of tax) and unrecognized actuarial losses of $735,976 ($598,865 net of tax). The prior service credit and actuarial loss included in cumulative other comprehensive loss that are expected to be recognized in net periodic benefit cost during the fiscal year-ended December 31, 2013 are ($566) and $50,112, respectively.

The accumulated benefit obligation for all defined benefit pension plans was $1,264,377 and $1,435,193 at December 31, 2011 and 2012, respectively.

Weighted average assumptions used to determine benefit obligations at December 31:

			Other
	Pension Benefits		Postretirement Benefits
	2011	2012	2011	2012
All plans
Discount rate	4.81%	3.92%	4.15%	3.60%
Rate of compensation increase	0.81%	0.75%	—	—

Domestic plans
Discount rate	4.80%	3.75%	4.15%	3.60%

Foreign plans
Discount rate	4.85%	4.39%	—	—
Rate of compensation increase	2.99%	2.89%	—	—

At December 31, 2012, the weighted average assumed annual rate of increase in the cost of medical benefits was 7.80 percent for 2013 trending linearly to 5.00 percent per annum in 2020.

	Pension Benefits - Domestic			Pension Benefits - International
	2010	2011	2012	2010	2011	2012
Components of net periodic benefit cost:
Service cost	$4,316	$7,700	$9,415	$2,327	$2,497	$725
Interest cost	45,653	45,260	43,005	16,923	18,009	17,106
Expected return on plan assets	(50,457)	(50,206)	(43,269)	(15,249)	(16,646)	(15,323)
Amortization of prior service cost	—	—	—	(600)	(747)	(185)
Amortization of actuarial loss	27,741	30,300	36,818	5,924	5,772	6,818
Cooper Avon curtailment gain	—	—	—	—	—	(7,460)
Recognized actuarial loss (gain)	4,323	—	—	(673)	—	—

Net periodic benefit cost	$31,576	$33,054	$45,969	$8,652	$8,885	$1,681

	Other Post Retirement Benefits
	2010	2011	2012
Components of net periodic benefit cost:
Service cost	$3,160	$3,103	$4,161
Interest cost	14,115	13,846	12,532
Amortization of prior service cost	(542)	(688)	(688)
Amortization of actuarial loss	—	1,261	3,076

Net periodic benefit cost	$16,733	$17,522	$19,081

Effective April 6, 2012, the Company amended the Cooper Avon Pension Plan to freeze all future pension benefits. As a result of this amendment, the Company recognized a pre-tax pension curtailment gain of $7,460 which was credited to cost of goods sold in the second quarter of 2012. This curtailment gain represents the prior service credit from a previous plan amendment.

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2010	2011	2012	2010	2011	2012
All plans
Discount rate	5.74%	5.39%	4.83%	5.75%	5.20%	4.15%
Expected return on plan assets	8.24%	7.58%	6.86%	—	—	—
Rate of compensation increase	1.03%	0.92%	0.86%	—	—	—

Domestic plans
Discount rate	5.75%	5.35%	4.80%	5.75%	5.20%	4.15%
Expected return on plan assets	8.50%	7.75%	7.00%	—	—	—

Foreign plans
Discount rate	5.70%	5.50%	4.92%	—	—	—
Expected return on plan assets	7.44%	7.05%	6.43%	—	—	—
Rate of compensation increase	3.74%	3.39%	3.17%	—	—	—

The weighted-average assumptions for foreign plans includes the U.K. and German plans. The U.K. plan assumptions are blended rates including one rate from January 1, 2012 through April 6, 2012 when the plan was re-measured due to the plan freeze and one rate from April 7, 2012 through December 31, 2012. The 2012 Discount rate for foreign plans includes a rate of 5.10% for the German plan and a blended rate of 4.92% for the U.K. plan. The 2012 Expected return on plan assets for foreign plans consists of a return on German plan assets of 2.00% and a blended return on U.K. plans assets of 6.48%. The 2012 Rate of compensation increase consists of a rate for the German plan of 2.00% and a blended U.K. plan rate of 3.18%.

The following table lists the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets at December 31, 2011 and 2012:

	2011		2012
	Projected benefit obligation exceeds plan assets	Accumulated benefit obligation exceeds plan assets	Projected benefit obligation exceeds plan assets	Accumulated benefit obligation exceeds plan assets

Projected benefit obligation	$1,267,763	$1,267,763	$1,438,995	$1,438,995
Accumulated benefit obligation	1,264,377	1,264,377	1,435,193	1,435,193
Fair value of plan assets	907,131	907,131	1,005,574	1,005,574

Assumed health care cost trend rates for other postretirement benefits have a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Percentage Point
	Increase	Decrease
Increase (decrease) in total service and interest cost components	$202	$(172)

Increase (decrease) in the postretirement benefit obligation	4,963	(4,169)

The Company’s weighted average asset allocations for its domestic and U.K. pension plans’ assets at December 31, 2011 and December 31, 2012 by asset category were as follows:

	U.S. Plans		U.K. Plan
Asset Category	2011	2012	2011	2012

Equity securities	61%	58%	56%	59%
Debt securities	37	40	29	28
Other investments	0	0	14	12
Cash	2	2	1	1

Total	100%	100%	100%	100%

The Company’s asset allocation strategy is based on a combination of factors, including the profile of the pension liability, the timing of future cash requirements, and the level of invested assets available to meet plan obligations. The goal is to manage the assets in such a way that the cost and risk are managed through portfolio diversification which is designed to maximize returns consistent with levels of liquidity and investment risk that are prudent and reasonable. Rebalancing of asset portfolios occurs periodically if the mix differs from the target allocation. Equity security investments are structured to achieve a balance between growth and value stocks. The Company also has a pension plan in Germany and the assets of that plan consist of investments in German insurance contracts.

The fair market value of U.S. plan assets was $680,217 and $745,871 at December 31, 2011 and 2012, respectively. The fair market value of the U.K. plan assets was $224,626 and $257,398 at December 31, 2011 and 2012, respectively. The fair market value of the German pension plan assets was $2,288 and $2,305 at December 31, 2011 and 2012, respectively.

The table below classifies the assets of the U.S. and U.K. plans using the Fair Value Hierarchy described in Note 10 – Fair Value of Financial Instruments:

		Fair Value Heirarchy
	Total	Level 1	Level 2	Level 3
December 31, 2011
United States plans
Cash & Cash Equivalents	$16,106	$16,106	$—	$—
Equity securities	412,809	168,240	244,569	—
Fixed income securities	251,302	83,274	168,028	—

	$680,217	$267,620	$412,597	$—

United Kingdom plan
Cash & Cash Equivalents	$796	$796	$—	$—
Equity securities	126,126	126,126	—	—
Fixed income securities	66,491	66,491	—	—
Other investments	31,213	18,379	—	12,834

	$224,626	$211,792	$—	$12,834

December 31, 2012
United States plans
Cash & Cash Equivalents	$18,487	$18,487	$—	$—
Equity securities	431,383	147,397	283,986	—
Fixed income securities	296,001	97,974	198,027	—

	$745,871	$263,858	$482,013	$—

United Kingdom plan
Cash & Cash Equivalents	$2,231	$2,231	$—	$—
Equity securities	152,434	152,434	—	—
Fixed income securities	72,251	72,251	—	—
Other investments	30,482	16,660	—	13,822

	$257,398	$243,576	$—	$13,822

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

Cash and cash equivalents – Cash and cash equivalents include cash on deposit and investments in money market mutual funds that invest mainly in short-term instruments and cash, both of which are valued using a market approach.

Equity securities – Common, preferred, and foreign stocks are valued using a market approach at the closing price on their principal exchange and are included in Level 1 of the fair value hierarchy.

Fixed Income Securities – Corporate and foreign bonds are valued using a market approach at the closing price reported on the active market on which the individual securities are traded and are included in Level 1 of the fair value hierarchy.

Common/Commingled Trust Funds – Common/Commingled trust funds are valued at the net asset value of units held at year end and are included in Level 2 of the fair value hierarchy. The various funds consist of either equity or fixed income investment portfolios with underlying investments held in U.S. and non-U.S. securities.

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

The following table details the activity in this investment for the year ended December 31, 2011 and 2012:

	2011	2012

Balance at January 1	$10,814	$12,834

Contributions	1,668	175
Disbursements	(150)	(175)
Change in fair value	538	473
Foreign currency translation effect	(36)	515

Balance at December 31	$12,834	$13,822

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

During 2012, the Company contributed $44,000 to its domestic and foreign pension plans, and during 2013, the Company expects to contribute between $40,000 and $50,000 to its domestic and foreign pension plans.

The Company estimates its benefit payments for its domestic and foreign pension plans and other postretirement benefit plans during the next ten years to be as follows:

	Pension Benefits	Other Postretirement Benefits

2013	$75,000	$17,000
2014	72,000	17,000
2015	75,000	18,000
2016	75,000	18,000
2017	77,000	18,000
2018 through 2022	412,000	94,000

Note 12 - Other Long-Term Liabilities

Other long-term liabilities at December 31 were as follows:

	2011	2012

Products liability	$148,877	$136,082
Other	19,826	32,885

	$168,703	$168,967

Note 13 - Common Stock

There were 9.9 million common shares reserved for grants under compensation plans and contributions to the Company’s Spectrum Investment Savings Plan and Pre-Tax Savings plans at December 31, 2012. The Company matches contributions made by participants to these plans and these contributions are directed to the investment funds selected by the employees.

Note 14 - Cumulative Other Comprehensive Loss

The balances of each component of cumulative other comprehensive loss in the accompanying Consolidated Statements of Equity were as follows:

	2011	2012
Cumulative currency translation adjustment	$32,558	$44,135

Changes in the fair value of derivatives and unrealized gains/(losses) on marketable securities	6,009	(1,460)
Tax effect	(668)	1,887

Net	5,341	427

Unrecognized postretirement benefit plans	(672,715)	(732,109)
Tax effect, net of valuation allowance	113,938	136,021

Net	(558,777)	(596,088)

	$(520,878)	$(551,526)

Note 15 - Stock-Based Compensation

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

The following table discloses the amount of stock-based compensation expense:

	Stock Based Compensation
	2010	2011	2012
Stock options	$1,414	$2,553	$3,388
Stock awards	—	—	67
Restricted stock units	745	1,214	1,169
Performance stock units	4,686	366	3,412

Total stock-based compensation	$6,845	$4,133	$8,036

Stock Options

The 2001, 2006 and 2010 incentive compensation plans provide for granting options to key employees to purchase common shares at prices not less than market at the date of grant. Options under these plans may have terms of up to ten years becoming exercisable in whole or in consecutive installments, cumulative or otherwise. The plans allow the granting of nonqualified stock options which are not intended to qualify for the tax treatment applicable to incentive stock options under provisions of the Internal Revenue Code.

The Company’s 2002 nonqualified stock option plan provides for granting options to directors who are not current or former employees of the Company to purchase common shares at prices not less than market at the date of grant. Options granted under this plan have a term of ten years and become exercisable one year after the date of grant.

In April 2009, executives participating in the 2009 – 2011 Long-Term Incentive Plan were granted 1,155,000 stock options which vested one third each year through April 2012. This plan does not contain any performance-based criteria. In March 2010, executives participating in the 2010 – 2012 Long-Term Incentive Plan were granted 303,120 stock options which will vest one third each year through March 2013. During 2011, executives participating in the 2011 – 2013 Long-Term Incentive Plan were granted 311,670 stock options, which will vest one-third each year through 2014. In February 2012, executives participating in the 2012 – 2014 Long-Term Incentive Plan were granted 589,934 stock options which will vest one-third each year through February 2015. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2010	2011	2012
Risk-free interest rate	2.8%	2.7%	1.2%
Dividend yield	2.2%	1.8%	2.7%
Expected volatility of the Company’s common stock	0.604	0.615	0.644
Expected life in years	6.0	6.0	6.0

The weighted average fair value of options granted in 2010, 2011 and 2012 was $9.01, $11.57 and $7.33 respectively. Compensation expense for these options is recorded over the vesting period.

Summarized information for the plans follows:

	Number of Shares	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value (thousands)
Outstanding at January 1, 2012	1,737,881	$13.95
Granted	589,934	15.63
Exercised	(798,967)	20.97
Expired	(32,800)	17.16
Cancelled	(9,697)	21.93

Outstanding at December 31, 2012	1,486,351	17.63	$11,503

Exercisable at December 31, 2012	600,144	17.54	4,693

Available for Grant at December 31, 2012	2,516,117

	Year ended December 31
	2010	2011	2012
Weighted average grant-date fair value of options granted (per share)	$9.01	$11.57	$7.33

Aggregate intrinsic value of options exercised (thousands)	$5,279	$3,515	$10,256

Total fair value of shares vested (thousands)	$899	$1,655	$2,641

The weighted average remaining contractual life of options outstanding at December 31, 2012 is 7.2 years. Approximately 375,270 stock options will become exercisable over the next twelve months.

Segregated disclosure of options outstanding at December 31, 2012 was as follows:

	Range of Exercise Prices
	Less than or equal to $15.63	Greater than $15.63

Options outstanding	745,875	740,476

Weighted average exercise price	$14.28	$20.99

Remaining contractual life	8.2	6.2

Options exercisable	158,206	441,938

Weighted average exercise price	$9.29	$20.50

At December 31, 2012, the Company had $4,627 of unvested compensation cost related to stock options, and this cost will be recognized as expense over a weighted average period of 21 months.

Restricted Stock Units

Under the 1998, 2001, 2006 and 2010 Incentive Compensation Plans, RSUs may be granted to officers and other key employees. Compensation related to the RSUs is determined based on the fair value of the Company’s stock on the date of grant and is amortized to expense over the vesting period. The RSUs granted in 2011 and 2012 have vesting periods ranging from three to four years. No RSUs were granted in 2010. The Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire. The following table provides details of the nonvested RSUs for 2012:

	Number of Restricted Units	Weighted Average Grant-Date Fair Value (per share)
Nonvested at January 1, 2012	186,805	$20.70
Granted	6,000	15.54
Vested	(80,347)	18.61
Cancelled	(5,067)	18.71
Accrued dividend equivalents	3,480	17.36

Nonvested at December 31, 2012	110,871	$21.93

	Year ended December 31
	2010	2011	2012
Weighted average grant-date fair value of restricted shares granted (per share)	$—	$23.68	$15.54

Total fair value of shares vested (thousands)	$5,117	$811	$1,495

The number of vested RSUs at December 31, 2011 and 2012 was 103,834 and 96,500, respectively. At December 31, 2012, the Company has $1,738 of unvested compensation cost related to RSUs and this cost will be recognized as expense over a weighted average period of 21 months.

Performance Stock Units

Compensation related to the PSUs is determined based on the fair value of the Company’s stock on the date of grant combined with performance metrics and is amortized to expense over the vesting period. During 2007, executives participating in the Company’s Long-Term Incentive Plan earned 283,254 PSUs based on the Company’s financial performance in 2007. These units vested in February 2010. No PSUs were earned in 2008. During 2009, executives participating in the Company’s Long-Term Incentive Plan earned 545,930 PSUs based on the Company’s financial performance in 2009 and all of these units vested in 2010. During 2010, executives participating in the Company’s Long-Term Incentive Plan earned 244,043 PSUs based on the Company’s financial performance in 2010. Of these units, 183,961 vested in 2010 and 60,082 vested in 2012. No PSUs were earned in 2011. During 2012, executives participating in the Company’s Long-Term Incentive Plan earned 307,813 PSUs based on the Company’s financial performance in 2012. Of these units, 91,190 vested in 2012 and 84,401and 132,222 will vest in 2013 and 2014, respectively. Similar to RSUs, the Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire.

The following table provides details of the nonvested PSUs earned under the Company’s Long-Term Incentive Plan:

	Number of Restricted Units	Weighted Average Grant-Date Fair Value (per share)
Nonvested at January 1, 2012	61,450	$18.60
Earned	307,813	15.63
Vested	(154,129)	16.84
Accrued dividend equivalents	1,489	17.74

Nonvested at December 31, 2012	216,623	$15.63

The weighted average fair value of PSUs granted in 2010, 2011 and 2012 was $18.71, $22.97 and $15.63, respectively.

At December 31, 2012, the Company has $1,743 of unvested compensation cost related to PSUs and this cost will be recognized as expense over a weighted average period of 20 months.

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

The Company recognized $3,294, $349 and $2,469 of excess tax benefits as a financing cash inflow for the years ended December 31, 2010, 2011 and 2012, respectively.

Note 16 - Lease Commitments

The Company rents certain distribution facilities and equipment under long-term leases expiring at various dates. The total rental expense for the Company, including these long-term leases and all other rentals, was $27,863, $29,239 and $29,275 for 2010, 2011 and 2012, respectively.

Future minimum payments for all non-cancelable operating leases through the end of their terms, which in aggregate total $104,600, are listed below. Certain of these leases contain provisions for optional renewal at the end of the lease terms.

2013	23,055
2014	18,183
2015	14,579
2016	11,357
Thereafter	37,426

Note 17 - Restructuring

The table below details the Company’s restructuring expense for the years indicated:

2010
Albany plant closure
Asset writedowns	$1,845
Equipment relocation and other costs	12,980
Employee related costs	4,751

19,576

European headcount reduction
Employee related costs	1,073

Total restructuring costs	$20,649

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

Note 18 - Other – Net

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

Other income decreased by $5,372 in 2012 compared with 2011, primarily due to the COOCSA gain of $4,989 recorded in 2011 not present in the 2012 results.

Note 19 - Contingent Liabilities

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

During 2012, the Company increased its products liability reserve by $72,478. The addition of another year of self-insured incidents accounted for $49,312 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims. These revisions increased the reserve by $9,503. Finally, changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $13,663.

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

During 2011, the Company paid $50,468 and during 2012, the Company paid $73,482 to resolve cases and claims. The Company’s products liability reserve balance at December 31, 2011 totaled $207,353 (current portion of $58,476). At December 31, 2012, the products liability reserve balance totaled $206,349 (current portion of $70,267).

Products liability costs totaled $110,103, $97,504 and $103,610 in 2010, 2011 and 2012, respectively.

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

As a consequence of the settlement agreement, the estimated present value of the plan amendment has been reflected in the accrual for Other Post-employment Benefits with an offset to the Cumulative other comprehensive loss component of Parent stockholders’ equity and is being amortized as a charge to operations over the remaining life expectancy of the affected plan participants.

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

In connection with this acquisition, beginning January 1, 2009 and continuing through December 31, 2011, the noncontrolling shareholders had the right to sell and, if exercised, the Company had the obligation to purchase, the remaining 49 percent noncontrolling share at a minimum price of $63,000. In 2009, the Company received notification from a noncontrolling shareholder of its intention to exercise a portion of its put option and in 2010, after receiving governmental approvals; the Company purchased the 14 percent share for $18,000. The remaining noncontrolling shareholder had the right to sell its 35 percent share to the Company at a minimum price of $45,000. At December 31, 2011, this right expired without being exercised. Accordingly, the Company recorded the $82,933 of noncontrolling shareholders’ interests associated with Cooper Chengshan in the equity section of its Consolidated Balance Sheets at December 31, 2011.

Employment Contracts and Agreements

The Company has an employment agreement with Mr. Armes. No other executives have employment agreements. The other Named Executive Officers are covered by the Cooper Tire & Rubber Company Change in Control Severance Pay Plan.

At December 31, 2012, approximately 25% of the Company’s workforce was represented by collective bargaining units.

Unconditional Purchase Orders

Noncancelable purchase order commitments for capital expenditures and raw materials, principally natural rubber, made in the ordinary course of business were $147,433 at December 31, 2012.

Labor Issues

The United Steelworkers International (“USW”) and its Local 207L filed unfair labor practice charges with the National Labor Relations Board (“NLRB”) against the Company. The Union asserted, primarily, that the lockout which occurred during negotiations for a new labor contract at the Company’s Findlay, Ohio facility was illegal. The NLRB Regional Office dismissed the charges that the lockout was illegal. The Union appealed the decision to the NLRB’s Acting General Counsel. On December 14, 2012, the Acting General Counsel denied the Union’s appeal, upholding the Regional Office decision. This matter is now concluded.

Note 20 - Business Segments

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

The North American Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also distributes tires for racing, medium truck and motorcycles that are manufactured at the Company’s affiliated operations. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to original equipment manufacturers

The International Tire Operations segment has manufacturing operations in the U.K., the Republic of Serbia and the PRC. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for the global market. The Cooper Chengshan Tire joint venture manufactures and markets radial and bias medium truck tires as well as passenger and light truck tires for the global market. Cooper Kunshan Tire currently manufactures light vehicle tires and under an agreement with the government of the PRC, these tires have been exported to markets outside of the PRC through 2012. Beginning in 2013, tires produced at this facility can also be sold in the domestic market. Only a small percentage of the tires manufactured by the segment are sold to OEMs.

The following customer of the North American Tire Operations segment contributed ten percent or more of the Company’s total consolidated net sales in 2010, 2011 and 2012. Net sales and percentage of consolidated Company sales for this customer in 2010, 2011 and 2012 were as follows:

	2010		2011		2012
Customer	Net Sales	Consolidated Net Sales	Net Sales	Consolidated Net Sales	Net Sales	Consolidated Net Sales
TBC/Treadways	$424,051	13%	$475,586	12%	$549,685	13%

The accounting policies of the reportable segments are consistent with those described in the Significant Accounting Policies note to the consolidated financial statements. Corporate administrative expenses are allocated to segments based principally on assets, employees and sales. The following table details segment financial information:

	2010	2011	2012
Revenues
North American Tire
External Customers	$2,338,631	$2,744,124	$3,011,314
Intercompany	66,901	93,464	84,244

	2,405,532	2,837,588	3,095,558

International Tire
External Customers	1,004,077	1,163,696	1,189,522
Intercompany	268,147	393,384	386,476

	1,272,224	1,557,080	1,575,998

Eliminations and other	(335,048)	(486,848)	(470,720)

Consolidated	3,342,708	3,907,820	4,200,836

Segment profit
North American Tire	130,694	77,432	295,900
International Tire	82,081	102,720	143,589
Unallocated corporate charges and eliminations	(24,401)	(16,851)	(42,527)

Operating profit	188,374	163,301	396,962
Interest expense	(36,647)	(36,191)	(29,546)
Interest income	5,265	3,190	2,560
Other - income (expense)	2,834	3,846	(1,526)

Income from continuing operations before income taxes	159,826	134,146	368,450

Depreciation and amortization expense
North American Tire	76,065	72,787	76,035
International Tire	46,728	49,778	51,846
Corporate	928	334	1,035

Consolidated	123,721	122,899	128,916

Segment assets
North American Tire	982,001	1,096,083	1,181,500
International Tire	823,011	884,337	893,390
Corporate and other	500,525	529,498	726,270

Consolidated	2,305,537	2,509,918	2,801,160

Expenditures for long-lived assets
North American Tire	66,100	69,168	68,655
International Tire	37,395	32,849	79,286
Corporate	16,243	53,389	57,929

Consolidated	119,738	155,406	205,870

Geographic information for revenues, based on country of origin, and long-lived assets follows:

	2010	2011	2012

Revenues
United States	$2,286,744	$2,675,532	$2,914,721
PRC	727,758	833,146	879,424
Rest of world	328,206	399,142	406,691

Consolidated	3,342,708	3,907,820	4,200,836

Long-lived assets
United States	460,362	499,753	545,169
PRC	347,999	354,351	357,782
Rest of world	44,081	114,999	149,717

Consolidated	852,442	969,103	1,052,668

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cooper Tire & Rubber Company

We have audited the accompanying consolidated balance sheets of Cooper Tire & Rubber Company (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper Tire & Rubber Company at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cooper Tire & Rubber Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Toledo, Ohio
February 25, 2013

SELECTED QUARTERLY DATA	(Unaudited)
(Dollar amounts in thousands except per share amounts.)

	2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$901,794	$918,739	$1,048,602	$1,038,685
Gross profit	80,960	69,275	88,084	106,688
Net income attributable to Cooper Tire & Rubber Company	15,674	11,523	17,281	209,025
Basic earnings per share attributable to Cooper Tire & Rubber Company common stockholders	0.25	0.19	0.28	3.36
Diluted earnings per share attributable to Cooper Tire & Rubber Company common stockholders	0.25	0.18	0.27	3.33
Revenues:
North American Tire	$643,776	$663,348	$759,780	$770,684
International Tire	363,422	395,620	421,847	376,191
Eliminations and other	(105,404)	(140,229)	(133,025)	(108,190)

Net sales	$901,794	$918,739	$1,048,602	$1,038,685

Segment profit:
North American Tire	$21,529	$3,675	$17,340	$34,888
International Tire	20,072	23,300	30,442	28,906
Eliminations	(1,743)	(990)	356	949
Corporate	(7,675)	(1,732)	(926)	(5,090)

Operating profit	32,183	24,253	47,212	59,653
Interest expense	9,421	9,229	8,953	8,588
Interest income	669	901	829	791
Other - income (expense)	5,505	143	(124)	(1,678)

Income before income taxes	$28,936	$16,068	$38,964	$50,178

Net Income	$18,477	$14,447	$21,961	$214,718
Net Income attributable to Cooper Tire & Rubber Company	$15,674	$11,523	$17,281	$209,025

	2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$984,258	$1,058,482	$1,095,626	$1,062,470
Gross profit	105,429	158,904	198,158	191,777
Net income attributable to Cooper Tire & Rubber Company	21,568	51,746	74,113	72,944
Basic earnings per share attributable to Cooper Tire & Rubber Company common stockholders	0.35	0.83	1.18	1.16
Diluted earnings per share attributable to Cooper Tire & Rubber Company common stockholders	0.34	0.82	1.17	1.15
Revenues:
North American Tire	$697,507	$770,799	$816,257	$810,995
International Tire	404,461	418,636	411,256	341,645
Eliminations and other	(117,710)	(130,953)	(131,887)	(90,170)

Net sales	$984,258	$1,058,482	$1,095,626	$1,062,470

Segment profit:
North American Tire	$22,840	$65,047	$104,830	$103,183
International Tire	32,640	43,235	35,506	32,208
Eliminations	(524)	(3,322)	(3,163)	1,355
Corporate	(7,246)	(9,546)	(7,570)	(12,511)

Operating profit	47,710	95,414	129,603	124,235
Interest expense	8,475	8,383	7,115	5,573
Interest income	651	721	542	646
Other income (expense)	465	183	(315)	(1,859)

Income before income taxes	$40,351	$87,935	$122,715	$117,449

Net Income	$28,050	$58,590	$82,711	$83,075
Net Income attributable to Cooper Tire & Rubber Company	$21,568	$51,746	$74,113	$72,944

COOPER TIRE & RUBBER COMPANY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2010, 2011 and 2012

	Balance at	Additions			Balance
	Beginning	Charged	Business	Deductions	at End
	of Year	To Income	Acquisitions	(a)	of Year
Allowance for doubtful accounts

2010	$10,927,981	$3,236,138	$—	$3,353,093	$10,811,026

2011	$10,811,026	$2,259,690	$—	$2,448,442	$10,622,274

2012	$10,622,274	$6,760,626	$—	$4,115,716	$13,267,184

(a)	Accounts charged off during the year, net of recoveries of accounts previously charged off.

	Balance at	Additions			Balance
	Beginning	Charged	Charged	Deductions	at End
	of Year	To Income	To Equity	(a)	of Year
Tax valuation allowance

2010	$176,766,238	$2,843,723	$4,301,882	$—	$183,911,843

2011	$183,911,843	$13,812,211	$—	$169,453,483	$28,270,571

2012	$28,270,571	$2,406,334	$—	$2,684,283	$27,992,622

(a)	Net decrease in tax valuation allowance is primarily a result of net changes in cumulative book/tax timing differences, the write-off of capital loss carry forward and changes in judgment about the realizability of deferred tax assets, plus the impact of the change in the postretirement benefits component of Cumulative other comprehensive loss.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

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

The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of December 31, 2012 (“Evaluation Date”)). Based on its evaluation, its CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2012. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012, based on criteria in Internal Control – Integrated Framework issued by the COSO, and that the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, the independent registered public accounting firm that has audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2012.

(c)	Report of the Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cooper Tire & Rubber Company

We have audited Cooper Tire & Rubber Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cooper Tire & Rubber Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cooper Tire & Rubber Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cooper Tire & Rubber Company as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 25, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Toledo, Ohio
February 25, 2013

(d)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND CORPORATE GOVERNANCE

Information concerning the Company’s directors, corporate governance guidelines, Compensation Committee and Nominating and Governance Committee will appear in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, which will be herein incorporated by reference.

AUDIT COMMITTEE

Information regarding the Audit Committee, including the identification of the Audit Committee members and the “audit committee financial expert,” will appear in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, which will be herein incorporated by reference.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will appear in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, which will be herein incorporated by reference.

CODE OF ETHICS

Information regarding the Company’s code of business ethics and conduct is available on the Company’s website at http://www.coopertire.com. To access this information, first click on “Investors” and then click on “Governance” of the Company’s website. Then, select the “Code of Business Ethics and Conduct” link listed in the middle of the web page under Governance.

Item 11.	EXECUTIVE COMPENSATION

Information regarding executive and director compensation, Compensation Committee Interlocks and Insider Participation and the Compensation Committee Report will appear in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, which will be herein incorporated by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management of the Company’s voting securities and equity securities will appear in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, which will be herein incorporated by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 regarding the Company’s equity compensation plans, all of which were approved by the Company’s security holders:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,757,065	$14.91	2,516,117
Equity compensation plans not approved by stockholders	—	—	—

Total	1,757,065	$14.91	2,516,117

Additional information on equity compensation plans is contained in the “Stock-Based Compensation” note to the consolidated financial statements.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no transactions with related persons that would require disclosure during 2012.

Information regarding the independence of the Company’s directors will appear in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, which will be herein incorporated by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the Company’s independent auditor will appear in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, which will be herein incorporated by reference.

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

COOPER TIRE & RUBBER COMPANY

/s/ Roy V. Armes
ROY V. ARMES, Chairman of the Board, President and Chief Executive Officer

Date:	February 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roy V. Armes	Chairman of the Board, President, Chief Executive Officer and Director	February 25, 2013
ROY V. ARMES	(Principal Executive Officer)

/s/ Bradley E. Hughes	Vice President and Chief Financial Officer	February 25, 2013
BRADLEY E. HUGHES	(Principal Financial Officer)

/s/ Robert W. Huber	Director of External Reporting	February 25, 2013
ROBERT W. HUBER	(Principal Accounting Officer)

THOMAS P. CAPO*	Director	February 25, 2013

STEVEN M. CHAPMAN*	Director	February 25, 2013

JOHN J. HOLLAND*	Director	February 25, 2013

JOHN F. MEIER*	Director	February 25, 2013

CYNTHIA A. NIEKAMP	Director	February 25, 2013

JOHN H. SHUEY*	Director	February 25, 2013

RICHARD L. WAMBOLD*	Director	February 25, 2013

ROBERT D. WELDING*	Director	February 25, 2013

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-indicated directors of the registrant and filed herewith as Exhibit 24 on behalf of the registrant.

*By:	/s/ Stephen Zamansky
STEPHEN ZAMANSKY, Attorney-in-fact

EXHIBIT INDEX

(3)	Certificate of Incorporation and Bylaws

	(i)	Restated Certificate of Incorporation, as amended and filed with the Secretary of State of Delaware on May 4, 2010, incorporated herein by reference from Exhibit 3(i) of the Company’s Form 10-Q for the quarter ended March 31, 2010

	(ii)	Bylaws, as amended as of May 4, 2010, are incorporated herein by reference from Exhibit 3(ii) to the Company’s Form 10-Q for the quarter ended March 31, 2010

(4)	(i)	Prospectus Supplement dated March 20, 1997 for the issuance of $200,000,000 notes is incorporated herein by reference from Form S-3 – Registration Statement No. 33-44159

	(ii)	Prospectus Supplement dated December 8, 1999 for the issuance of an aggregate $800,000,000 notes is incorporated herein by reference from Form S-3 – Registration Statement No. 333-89149

(10)	(i)	Employment Agreement Amended and Restated dated as of December 22, 2008 between Cooper Tire & Rubber Company and Roy V. Armes is incorporated herein by reference from Exhibit (10)(i) of the Company’s 10-K for the year ended December 31, 2008*

	(ii)	Description of management contracts, compensatory plans, contracts, or arrangements will be herein incorporated by reference from the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders*

	(iii)	Purchase and Sale Agreement dated as of August 30, 2006, by and among Cooper Tire & Rubber Company, Oliver Rubber Company and Cooper Receivables LLC is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated August 30, 2006

	(iv)	Receivables Purchase Agreement dated as of August 30, 2006, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, PNC Bank, National Association, and the various purchaser groups from time to time party thereto is incorporated herein by reference from Exhibit (10)(2) of the Company’s Form 8-K dated August 30, 2006

	(v)	First Amendment to Receivables Purchase Agreement, dated as of November 30, 2006, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company and PNC Bank, National Association is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated November 30, 2006

	(vi)	Second Amendment to Receivables Purchase Agreement, dated as of August 5, 2010, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company and PNC Bank, National Association is incorporated herein by reference from Exhibit 10(1) of the Company’s Form 8-K dated August 9, 2010

	(vii)	Third Amendment to Amended and Restated Receivables Purchase Agreement, dated June 2, 2011, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, Market Street Funding LLC and PNC Bank, National Association is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated June 8, 2011

	(viii)	Fourth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of July 27, 2011, by and among Cooper Tire & Rubber Company, Cooper Receivables LLC, Market Street Funding LLC and PNC Bank, National Association is incorporated herein by reference from Exhibit (10)(ii) of the Company’s Form 8-K dated August 2, 2011

	(ix)	Fifth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of August 10, 2012, by and among Cooper Tire & Rubber Company, Cooper Receivables LLC, Market Street Funding LLC and PNC Bank, National Association is incorporated herein by reference from Exhibit (10)(1) of the Company Form 8-K dated August 13, 2012

	(x)	Second Amendment to Receivables Purchase Agreement, dated as of March 9, 2007, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, Market Street Funding LLC and PNC Bank, National Association is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated March 9, 2007

	(xi)	First Amendment to Purchase and Sale Agreement, dated as of September 14, 2007, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, PNC Bank, National Association, and Market Street Funding LLC is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated September 14, 2007

	(xii)	Amended and Restated Receivables Purchase Agreement, dated as of September 14, 2007, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, PNC Bank, National Association and Market Street Funding LLC is incorporated herein by reference from Exhibit (10)(2) of the Company’s Form 8-K dated September 14, 2007

	(xiii)	Loan and Security Agreement dated as of November 9, 2007, by and among Cooper Tire & Rubber Company, Max-Trac Tire Co., Inc., Bank of America, N.A. (as Administrative Agent and Collateral Agent); PNC Bank, National Association (as

Syndication Agent); Banc of America Securities LLC and PNC Capital Markets LLC (as Joint Book Managers and Joint Lead Arrangers); National City Business Credit, Inc. and JP Morgan Chase Bank, N.A. (as Co-Documentation Agents); and Bank of America, N.A.; PNC Bank, National Association; National City Business Credit, Inc.; Keybank National Association; Fifth Third Bank and JP Morgan Chase Bank, N.A. (as Lenders) is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated November 9, 2007

(xiv)	First Amendment to Loan and Security Agreement dated as of July 8, 2010, by and among Cooper Tire & Rubber Company, Max-Trac Tire Co., Inc., Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) for the Lenders, and the Lenders party hereto is incorporated herein by reference from Exhibit 10(xi) of the Company’s Form 10-K for the year ended December 31, 2010

(xv)	Loan and Security Agreement, dated as of July 27, 2011, by and among Cooper Tire & Rubber Company, Max-Trac Tire Co., Inc., certain financial institutions named therein (as Lenders), Bank of America, N.A. (as Administrative Agent and Collateral Agent), PNC Bank, National Association (as Syndication Agent), Banc of America Securities LLC and PNC Capital Markets LLC (as Joint Book Managers and Joint Lead Arrangers) and JPMorgan Chase Bank, N.A. (as Documentation Agent) is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated August 2, 2011

(xvi)	Pledge Agreement, dated as of November 9, 2007, by and among Cooper Tire & Rubber Company and Bank of America, N.A. is incorporated herein by reference from Exhibit (10)(2) of the Company’s Form 8-K dated November 9, 2007

(xvii)	Intercreditor Agreement, dated as of November 9, 2007, by and among Cooper Tire & Rubber Company; Cooper Receivables LLC; PNC Bank, National Association (as Administrator); and Bank of America, N.A. (as Administrative Agent and Collateral Agent) is incorporated herein by reference from Exhibit (10)(3) of the Company’s Form 8-K dated November 9, 2007

(xviii)	1991 Stock Option Plan for Non-Employee Directors is incorporated herein by reference from the Appendix to the Company’s Proxy Statement dated March 26, 1991*

(xix)	1998 Non-Employee Directors Compensation Deferral Plan Amended and Restated as of January 1, 2011 is incorporated herein by reference from Exhibit 10(xix) of the Company’s Form 10-K for the year ended December 31, 2011*

(xx)	2001 Incentive Compensation Plan is incorporated herein by reference from the Appendix A to the Company’s Proxy Statement dated March 20, 2001*

(xxi)	2010 Incentive Compensation Plan is incorporated herein by reference from the Appendix B to the Company’s Proxy Statement dated March 25, 2010*

(xxii)	Executive Deferred Compensation Plan Amended and Restated as of January 1, 2008 is incorporated herein by reference from Exhibit 10(xxii) of the Company’s Form 10-K for the year ended December 31, 2011*

(xxiii)	Form of Participation Agreement for Executive Deferred Compensation Plan Amended and Restated as of January 1, 2008 is incorporated herein by reference from Exhibit 10(xxiii) of the Company’s Form 10-K for the year ended December 31, 2011*

(xxiv)	2002 Non-Employee Directors Stock Option Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated March 27, 2002*

(xxv)	2006 Incentive Compensation Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated March 21, 2006*

(xxvi)	Change in Control Severance Pay Plan (Amended and Restated as of August 4, 2010) is incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K dated August 6, 2010*

(xxvii)	Written Description of Changes to Independent Director Compensation and Stock Ownership Guidelines (as approved by the Board of Directors on August 3, 2011) is incorporated herein by reference from Exhibit (10)(iii) of the Company’s Form 10-Q for the quarter ended September 30, 2011

(xxviii)	Form of Confidentiality and Non-Compete Agreement for the Cooper Tire & Rubber Company Change in Control Severance Pay Plan is incorporated herein by reference from Exhibit (10)(iii) of the Company’s Form 10-Q for the quarter ended September 30, 2011*

(xxix)	Form of Indemnification Agreement for Directors and Officers is incorporated herein by reference from Exhibit 10.1 of the Company’s Form 8-K dated December 20, 2006

(xxx)	Nonqualified Key Employee Deferred Compensation Plan effective as of June 1, 1999 is incorporated herein by reference from Exhibit 10(xxx) of the Company’s Form 10-K for the year ended December 31, 2011*

(xxxi)	Form of Participation Agreement for the Nonqualified Key Employee Deferred Compensation Plan effective as of June 1, 1999 is incorporated herein by reference from Exhibit 10(xxxi) of the Company’s Form 10-K for the year ended December 31, 2011*

(xxxii)	Stock Purchase Agreement dated as of September 16, 2004 by and among Cooper Tire & Rubber Company, Cooper Tyre & Rubber Company UK Limited and CSA Acquisition Corp. is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended September 30, 2004

(xxxiii)	First Amendment to Stock Purchase Agreement dated as of December 3, 2004 by and among Cooper Tire & Rubber Company, Cooper Tyre & Rubber Company UK Limited and CSA Acquisition Corp. is herein incorporated by reference from Exhibit (xxvi) of the Company’s Form 10-K for the year ended December 31, 2004

(xxxiv)	Sino-Foreign Equity Joint Venture Contract for Cooper Chengshan (Shandong) Passenger Tire Company Ltd. by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Tire Investment Holding (Barbados) Ltd. and Joy Thrive Investments Limited is incorporated herein by reference from Exhibit (xxvii) of the Company’s Form 10-K for the year ended December 31, 2005

(xxxv)	Asset Purchase Agreement by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Chengshan (Shandong) Passenger Tire Company Ltd. and Chengshan Group Limited is incorporated herein by reference from Exhibit (xxviii) of the Company’s Form 10-K for the year ended December 31, 2005

(xxxvi)	Sino-Foreign Equity Joint Venture Contract for Cooper Chengshan (Shandong) Tire Company Ltd. by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Tire Investment Holding (Barbados) Ltd. and Joy Thrive Investments Limited is incorporated herein by reference from Exhibit (xxix) of the Company’s Form 10-K for the year ended December 31, 2005

(xxxvii)	Asset Purchase Agreement by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Chengshan (Shandong) Tire Company Limited and Chengshan Group Company Limited is incorporated herein by reference from Exhibit (xxx) of the Company’s Form 10-K for the year ended December 31, 2005

(xxxviii)	Share Purchase Agreement by and among Chengshan Group Company Limited and CTB (Barbados) Investment Co. Ltd. is incorporated herein by reference from Exhibit (xxxii) of the Company’s Form 10-K for the year ended December 31, 2005

(xxxix)	Supplementary Agreement by and among Shandong Chengshan Tire Company Limited by Shares, Cooper Tire Investment Holding (Barbados) Ltd., Joy Thrive Investments Limited, Chengshan Group Company Limited and CTB (Barbados) Investment Co., Ltd. is incorporated herein by reference from Exhibit (xxxviii) of the Company’s Form 10-K for the year ended December 31, 2006

(21)	Subsidiaries of the Registrant

(23)	Consent of Independent Registered Public Accounting Firm

(24)	Power of Attorney

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a)/15d–14(a) of the Exchange Act

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a)/15d–14(a) of the Exchange Act

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contracts or compensatory plans or arrangements.