Form 10-Q
period 2013-03-31
COOPER TIRE & RUBBER CO
filed 2013-05-09
CIK 24491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Number of shares of common stock of registrant outstanding

at April 30, 2013: 63,341,898

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per-share amounts)

	December 31,	March 31,
	2012	2013
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$351,817	$272,172
Notes receivable	47,646	41,641
Accounts receivable, less allowances of $13,267 at 2012 and $13,916 at 2013	415,460	477,536
Inventories at lower of cost or market:
Finished goods	380,839	437,824
Work in process	40,953	42,188
Raw materials and supplies	140,076	178,891

	561,868	658,903
Other current assets	72,904	75,100

Total current assets	1,449,695	1,525,352
Property, plant and equipment:
Land and land improvements	32,336	34,658
Buildings	307,924	313,740
Machinery and equipment	1,767,117	1,775,506
Molds, cores and rings	221,811	221,977

	2,329,188	2,345,881
Less accumulated depreciation and amortization	1,399,933	1,404,619

Net property, plant and equipment	929,255	941,262
Goodwill	18,851	18,851
Intangibles, net of accumulated amortization of $48,340 at 2012 and $52,656 at 2013	150,017	156,287
Restricted cash	7,741	5,071
Deferred income taxes	228,849	221,991
Other assets	16,752	15,454

Total assets	$2,801,160	$2,884,268

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$32,836	$34,257
Accounts payable	379,867	353,473
Accrued liabilities	221,822	239,687
Income taxes	18,297	39,101
Current portion of long-term debt	2,319	16,791

Total current liabilities	655,141	683,309
Long-term debt	336,142	334,798
Postretirement benefits other than pensions	291,546	292,771
Pension benefits	432,922	423,824
Other long-term liabilities	168,967	173,859
Deferred income tax liabilities	8,026	8,109
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued	87,850	87,850
Capital in excess of par value	919	—
Retained earnings	1,657,936	1,706,702
Cumulative other comprehensive loss	(551,526)	(544,197)

	1,195,179	1,250,355
Less: common shares in treasury at cost (24,691,431 at 2012 and 24,537,168 at 2013)	(437,555)	(434,466)

Total parent stockholders’ equity	757,624	815,889
Noncontrolling shareholders’ interests in consolidated subsidiaries	150,792	151,709

Total equity	908,416	967,598

Total liabilities and equity	$2,801,160	$2,884,268

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollar amounts in thousands except per-share amounts)

	Three months ended March 31,
	2012	2013
Net sales	$984,258	$861,681
Cost of products sold	878,829	703,763

Gross profit	105,429	157,918
Selling, general and administrative	57,719	61,254

Operating profit	47,710	96,664
Interest expense	8,475	7,101
Interest income	(651)	(296)
Other income	(465)	(595)

Income before income taxes	40,351	90,454
Income tax expense	12,301	27,617

Net income	28,050	62,837
Net income attributable to noncontrolling shareholders’ interests	6,482	6,757

Net income attributable to Cooper Tire & Rubber Company	$21,568	$56,080

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.35	$0.89

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.34	$0.87

Dividends per share	$0.105	$0.105

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2012	2013
Net income	$28,050	$62,837
Other comprehensive income
Cumulative currency translation adjustments
Foreign currency translation adjustments	11,407	(6,179)

Cumulative currency translation adjustments	11,407	(6,179)
Financial instruments
Change in the fair value of derivatives and marketable securities	(5,494)	2,527
Income tax benefit on derivative instruments	1,969	(1,139)

Financial instruments, net of tax	(3,525)	1,388
Postretirement benefit plans
Amortization of actuarial loss	11,783	12,479
Amortization of prior service credit	(356)	(142)
Income tax provision on postretirement benefit plans	(4,155)	(4,589)
Foreign currency translation effect	(2,415)	6,175

Postretirement benefit plans, net of tax	4,857	13,923

Other comprehensive income	12,739	9,132

Comprehensive income	40,789	71,969
Less comprehensive income attributable to noncontrolling shareholders’ interests	8,786	8,560

Comprehensive income attributable to Cooper Tire & Rubber Company	$32,003	$63,409

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands)

	Three Months ended March 31,
	2012	2013
Operating activities:
Net income	$28,050	$62,837
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32,104	32,121
Deferred income taxes	2,506	787
Stock based compensation	1,391	1,818
Change in LIFO inventory reserve	8,801	(12,978)
Amortization of unrecognized postretirement benefits	11,427	12,337
Changes in operating assets and liabilities:
Accounts and notes receivable	(56,638)	(55,784)
Inventories	(30,477)	(85,244)
Other current assets	(9,273)	(1,374)
Accounts payable	67,940	(24,550)
Accrued liabilities	28,769	18,615
Other items	(2,377)	17,384

Net cash provided by (used in) operating activities	82,223	(34,031)
Investing activities:
Additions to property, plant and equipment and capitalized software	(37,062)	(49,347)
Acquisition of assets in Serbia	(18,534)	—

Net cash used in investing activities	(55,596)	(49,347)
Financing activities:
Net borrowings of short-term debt	8,317	2,360
Additions to long-term debt	6,927	12,973
Repayments of long-term debt	(11,445)	(451)
Payment of dividends	(6,543)	(6,645)
Issuance of common shares and excess tax benefits on options	176	1,070

Net cash (used in) provided by financing activities	(2,568)	9,307
Effects of exchange rate changes on cash	(125)	(5,574)

Changes in cash and cash equivalents	23,934	(79,645)
Cash and cash equivalents at beginning of year	233,710	351,817

Cash and cash equivalents at end of period	$257,644	$272,172

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per-share amounts)

1.	Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. There is a year-round demand for the Company’s passenger and truck replacement tires, but sales of light vehicle replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

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

Accounting Pronouncements – Recently Adopted

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which requires an entity to disclose information about offsetting and related arrangements. The amendments in this update are effective for annual and interim periods beginning on or after January 1, 2013, with retrospective application. In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. The Company has adopted these ASUs and has included the expanded disclosures in Footnote 3 – Fair Value of Financial Instruments.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component. The Company has included the disclosures required by this ASU in Footnote 9 – Changes in Cumulative Other Comprehensive Loss by Component.

2.	Earnings Per Share

Net income per share is computed on the basis of the weighted average number of common shares outstanding each year. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2012	2013
Numerator
Numerator for basic and diluted earnings per share - Net income attributable to common stockholders	$21,568	$56,080

Denominator
Denominator for basic earnings per share - weighted average shares outstanding	62,310	63,226
Effect of dilutive securities - stock options and other stock units	654	958

Denominator for diluted earnings per share - adjusted weighted average share outstanding	62,964	64,184

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.35	$0.89

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.34	$0.87

Options to purchase shares of the Company’s common stock not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares were 886,152 and none in 2012 and 2013, respectively. These options could be dilutive in the future depending on the performance of the Company’s stock.

3.	Fair Value of Financial Instruments

Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. The change in values of the fair value foreign currency hedges offset exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish krona, Norwegian krone, Mexican peso and Chinese yuan generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2012 and March 31, 2013 was $186,217 and $184,346, respectively. The counterparties to each of these agreements are major commercial banks.

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

Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately ($1,460) and $1,067 as of December 31, 2012 and March 31, 2013, respectively) are recorded as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets and reclassified into earnings as the hedged transactions occur.

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

The Company enters into various derivative contracts with financial institutions under master netting arrangements which include a right to offset. The following table presents the fair value of the gross position of the derivative contracts, the amount offset under the master netting arrangements and the net amounts and the location of those amounts in the Condensed Consolidated Balance Sheets.

(Assets)/liabilities	December 31, 2012		March 31, 2013
Designated as hedging instruments:
Gross amounts recognized		$2,610		$1,620
Gross amounts offset		(1,100)		(2,693)

Net amounts presented	Accrued liabilities	$1,510	Other current assets	$(1,073)

Not designated as hedging instruments:
Gross amounts recognized		$(245)		$258
Gross amounts offset		—		—

Net amounts presented	Accrued liabilities	$(245)	Other current assets	$258

The following table presents the location and amount of gains and losses on derivative instruments in the Condensed Consolidated Statements of Income:

Derivatives Designated as Cash Flow Hedges	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Cumulative Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Three Months Ended March 31, 2012	$(1,952)	$3,542	$212
Three Months Ended March 31, 2013	$2,032	$(495)	$56

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on	Amount of Gain (Loss) Recognized in Income on Derivatives Three Months Ended March 31,
	Derivatives	2012	2013
Foreign exchange contracts	Other income	$464	$(503)

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

The valuation of foreign exchange forward contracts was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2012 and March 31, 2013, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements Using
		Quoted Prices	Significant
	Total	in Active Markets	Other	Significant
	Derivative	for Identical	Observable	Unobservable
	(Assets)	Instruments	Inputs	Inputs
Foreign Exchange Contracts	Liabilities	Level (1)	Level (2)	Level (3)
December 31, 2012	$1,265	—	$1,265	—
March 31, 2013	$(815)	$—	$(815)	$—

The following tables present the carrying amounts and fair values for the Company’s financial instruments carried at cost on the Condensed Consolidated Balance Sheets. The fair value of the Company’s debt is based upon the market price of the Company’s publicly-traded debt. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2012
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Instruments	Inputs	Inputs
	Amount	Level (1)	Level (2)	Level (3)
Cash and cash equivalents	$351,817	$351,817	$—	$—
Notes receivable	47,646	47,646	—	—
Restricted cash	7,741	7,741
Notes payable	(32,836)	(32,836)	—	—
Current portion of long-term debt	(2,319)	(2,319)	—	—
Long-term debt	(336,142)	(360,142)	—	—

	March 31, 2013
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Instruments	Inputs	Inputs
	Amount	Level (1)	Level (2)	Level (3)
Cash and cash equivalents	$272,172	$272,172	$—	$—
Notes receivable	41,641	41,641	—	—
Restricted cash	5,071	5,071	—	—
Notes payable	(34,257)	(34,257)	—	—
Current portion of long-term debt	(16,791)	(16,791)	—	—
Long-term debt	(334,798)	(361,698)	—	—

4.	Business Segments

The following table details information on the Company’s operating segments.

	Three months ended March 31,
	2012	2013
Revenues:
North American Tire
External customers	$670,030	$586,876
Intercompany	27,477	15,398

	697,507	602,274
International Tire
External customers	314,228	274,804
Intercompany	90,233	66,227

	404,461	341,031
Eliminations	(117,710)	(81,624)

Net sales	$984,258	$861,681

Segment profit (loss):
North American Tire	$22,840	$71,406
International Tire	32,640	30,010
Eliminations	(524)	1,047
Unallocated corporate charges	(7,246)	(5,799)

Operating profit	47,710	96,664
Interest expense	8,475	7,101
Interest income	(651)	(296)
Other income	(465)	(595)

Income before income taxes	$40,351	$90,454

5.	Inventories

Inventory costs are determined using the last-in, first-out (“LIFO”) method for substantially all U.S. inventories. The current cost of this inventory under the first-in, first-out (“FIFO”) method was $481,967 and $549,243 at December 31, 2012 and March 31, 2013, respectively. These FIFO values have been reduced by approximately $172,847 and $159,869 at December 31, 2012 and March 31, 2013, respectively, to arrive at the LIFO value reported on the Condensed Consolidated Balance Sheets. The remaining inventories have been valued under the FIFO or average cost method. All inventories are stated at the lower of cost or market.

6.	Stock-Based Compensation

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

The following table discloses the amount of stock-based compensation expense for the three-month period ended March 31, 2012 and 2013:

	Three months ended March 31,
	2012	2013
Stock options	$779	$971
Restricted stock units	312	279
Performance based units	300	568

Total stock based compensation	$1,391	$1,818

Stock Options

In February 2012, executives participating in the 2012 – 2014 Long-Term Incentive Plan were granted 589,934 stock options which will vest one third each year through February 2015. In February 2013, executives participating in the 2013-2015 Long-Term Incentive Plan were granted 330,639 stock options which will vest one third each year through February 2016. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2012	2013
Risk-free interest rate	1.2%	1.17%
Dividend yield	2.7%	1.7%
Expected volatility of the Company’s common stock	0.644	0.646
Expected life in years	6.0	6.0

The weighted average fair value of options granted in 2012 and 2013 was $7.33 and $12.97, respectively.

The following table provides details of the stock option activity for the three months ended March 31, 2013:

Number of
Shares
Outstanding at January 1, 2013	1,486,351
Granted	330,639
Exercised	(54,237)
Expired	—
Cancelled	(6,568)

Outstanding at March 31, 2013	1,756,185
Exercisable	933,857

Restricted Stock Units (RSUs)

The following table provides details of the nonvested RSU activity for the three months ended March 31, 2013:

Number of
Restricted
Units
Nonvested at January 1, 2013	110,871
Vested	(18,380)
Accrued dividend equivalents	457

Nonvested at March 31, 2013	92,948

Performance Stock Units (PSUs)

Executives participating in the Company’s Long-Term Incentive Plan for the plan year 2011 – 2013, earn PSUs and cash. Any units and cash earned during 2012 and 2013 will vest at December 31, 2013. No units or cash were earned in 2011.

Executives participating in the Company’s Long-Term Incentive Plan for the plan year 2012 – 2014, earn PSUs and cash. Any units and cash earned during 2012 and 2013 will vest at December 31, 2014.

Executives participating in the Company’s Long-Term Incentive Plan for the plan year 2013 – 2015, earn PSUs and cash. Any units and cash earned during 2013 will vest at December 31, 2015.

The following table provides details of the nonvested PSUs under the Company’s Long-Term Incentive Plans:

Performance stock units outstanding at January 1, 2013	216,623
Accrued dividend equivalents	915

Performance stock units outstanding at March 31, 2013	217,538

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

7.	Pensions and Postretirement Benefits Other than Pensions

The following table discloses the amount of net periodic benefit costs for the three months ended March 31, 2012 and 2013 for the Company’s defined benefit plans and other postretirement benefits:

	Pension Benefits - Domestic		Pension Benefits - International
	2012	2013	2012	2013
Components of net periodic benefit cost:
Service cost	$2,354	$2,970	$751	$3
Interest cost	10,714	9,657	4,151	3,886
Expected return on plan assets	(10,754)	(11,889)	(3,576)	(3,718)
Amortization of prior service cost	—	—	(184)	—
Amortization of actuarial loss	9,205	11,086	1,809	914

Net periodic benefit cost	$11,519	$11,824	$2,951	$1,085

	Other Post Retirement Benefits
	2012	2013
Components of net periodic benefit cost:
Service cost	$1,040	$953
Interest cost	3,133	2,698
Amortization of prior service cost	(172)	(142)
Amortization of actuarial loss	769	479

Net periodic benefit cost	$4,770	$3,988

8.	Stockholders’ Equity

The following table reconciles the beginning and end of the period equity accounts attributable to Cooper Tire & Rubber Company and to the noncontrolling shareholders’ interests:

		Noncontrolling
	Total	Shareholders’
	Parent	Interests in	Total
	Stockholders’	Consolidated	Stockholders’
	Equity	Subsidiaries	Equity
Balance at December 31, 2012	$757,624	$150,792	$908,416
Net income	56,080	6,757	62,837
Other comprehensive income	7,329	1,803	9,132
Dividends payable to noncontrolling shareholders	—	(7,643)	(7,643)
Stock compensation plans, including tax benefit of $57	1,501	—	1,501
Cash dividends - $.105 per share	(6,645)	—	(6,645)

Balance at March 31, 2013	$815,889	$151,709	$967,598

9.	Changes in Cumulative Other Comprehensive Loss by Component

The following table presents the changes in Cumulative Other Comprehensive Loss by Component for the period ended March 31, 2013. All amounts are presented net of tax. Amounts in parentheses indicate debits.

	Cumulative Currency Translation Adjustment	Changes in the Fair Value of Derivatives and Unrealized Gains (Losses)		Unrecognized Postretirement Benefit Plans	Total
December 31, 2012	$44,135	$427		$(596,088)	$(551,526)
Other comprehensive income before reclassifications	(7,982)	1,041		6,175	(766)
Amount reclassifed from accumulated other comprehensive income	—	347	(a)	7,748 (b)	8,095

Net current-period other comprehensive income	(7,982)	1,388		13,923	7,329

March 31, 2013	$36,153	$1,815		$(582,165)	$(544,197)

(a)	This amount represents $495 of gains on cash flow hedges, net of tax of ($148), that were reclassified out of Cumulative Other Comprehensive Loss and are included in Other income on the Condensed Consolidated Statements of Income.
(b)	This amount represents amortization of prior service credit of $142 and amortization of actuarial losses of ($12,479), net of tax of $4,589, that were reclassified out of Cumulative Other Comprehensive Loss and are included in the computation of net periodic benefit cost (see Footnote 7 for additional details).

10.	Comprehensive Income Attributable to Noncontrolling Shareholders’ Interests

The following table provides the details of the comprehensive income attributable to noncontrolling shareholders’ interests:

	Three months ended March 31,
	2012	2013
Net income attributable to noncontrolling shareholders’ interests	$6,482	$6,757
Other comprehensive income:
Currency translation adjustments	2,304	1,803

Comprehensive income attributable to noncontrolling shareholders’ interests	$8,786	$8,560

11.	Product Warranty Liabilities

The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liability reserves:

	2012	2013
Reserve at January 1	$27,400	$30,139
Additions	7,186	5,669
Payments	(5,275)	(4,128)

Reserve at March 31	$29,311	$31,680

12.	Contingent Liabilities

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

The Company determines its reserves using the number of incidents expected during a year. During the first quarter of 2013, the Company increased its products liability reserve by $14,382. The addition of another year of self-insured incidents accounted for $12,609 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims. These revisions increased the reserve by $2,328. Finally, settlements and changes in the amount of reserves for cases where sufficient information is known to estimate a liability decreased the reserve by $555.

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

The Company paid $9,117 during the first quarter of 2013 to resolve cases and claims. The Company’s products liability reserve balance at December 31, 2012 totaled $206,349 (the current portion of $70,267 is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets) and the balance at March 31, 2013 totaled $211,614 (current portion of $70,753).

The products liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company offset by recoveries of legal fees. Legal costs are expensed as incurred and products liability insurance premiums are amortized over coverage periods.

For the three-month periods ended March 31, 2012 and 2013, products liability expenses totaled $26,997 and $20,697, respectively. Products liability expenses are included in Cost of goods sold in the Condensed Consolidated Statements of Income.

13.	Income Taxes

For the quarter ended March 31, 2013, the Company recorded income tax expense of $27,617 (effective rate of 30.3 percent) as compared to $12,301 (effective rate of 30.3 percent) for the comparable period in 2012. The 2013 three-month period income tax expense is calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. This rate differs from the U.S. federal statutory rate of 35 percent primarily because of the projected mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions with no tax benefit due to valuation allowances. Income tax expense for the quarter is higher due to increased pretax earnings primarily in the U.S.

The Company continues to maintain a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” against a portion of its U.S. and non-U.S. deferred tax asset position, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a capital loss carryforward by a valuation allowance of $19,880. In addition, the Company has recorded valuation allowances of $8,114 relating to non-U.S. net operating losses for a total valuation allowance of $27,994. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.

The Company maintains an ASC 740-10, “Accounting for Uncertainty in Income Taxes,” liability for unrecognized tax benefits for permanent and temporary book/tax differences. At March 31, 2013, the Company’s liability, exclusive of interest, totals approximately $4,857. The Company accrued an immaterial amount of interest expense related to these unrecognized tax benefits during the quarter.

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

Consolidated Results of Operations

(Dollar amounts in millions except per share amounts)

	Three months ended March 31,
	2012	Change	2013
Revenues:
North American Tire
External customers	$670.0	-12.3%	$587.3
Intercompany	27.5	-45.5%	15.0

	697.5	-13.6%	602.3
International Tire
External customers	314.2	-12.5%	274.9
Intercompany	90.2	-26.7%	66.1

	404.4	-15.7%	341.0
Eliminations	(117.7)	-30.7%	(81.6)

Net sales	$984.2	-12.4%	$861.7

Segment profit (loss):
North American Tire	$22.8	213.2%	71.4
International Tire	32.6	-8.0%	30.0
Unallocated corporate charges	(7.2)	-19.4%	(5.8)
Eliminations	(0.5)	-320.0%	1.1

Operating profit	47.7	102.7%	96.7
Interest expense	8.5	-16.5%	7.1
Interest income	(0.7)	-57.1%	(0.3)
Other income	(0.5)	20.0%	(0.6)

Income before income taxes	40.4	124.0%	90.5
Income tax expense	12.3	124.4%	27.6

Net income	28.1	123.8%	62.9
Noncontrolling shareholders’ interests	6.5	4.6%	6.8

Net income attributable to Cooper Tire & Rubber Company	$21.6	159.7%	56.1

Basic earnings per share attributable to Cooper Tire & Rubber Company	$0.35		$0.89

Diluted earnings per share attributable to Cooper Tire & Rubber Company	$0.34		$0.87

Consolidated net sales for the three-month period ended March 31, 2013 were $862 million, a decrease of $122 million from the comparable period one year ago. The decrease in net sales for the first quarter of 2013 compared with the first quarter of 2012 was primarily the result of reduced unit volumes and less favorable pricing and mix.

The Company recorded operating profit in the first quarter of 2013 of $97 million, an increase of $49 million compared with the first quarter of 2012. Lower raw material costs ($90 million) and lower products liability charges ($6 million) contributed to the higher operating profit in 2013. Unfavorable pricing and mix ($44 million), lower unit volumes ($15 million) and increased selling, general and administrative costs ($3 million) partially offset the increases to the Company’s operating profit. Other operating costs, including increased distribution costs associated with carrying higher inventories, were unfavorable ($7 million) compared with the same period in 2012. The non-recurrence of start-up costs related to the Company’s operations in Serbia ($3 million) contributed favorably to the International Tire Operations segment operating profit in 2013.

Manufacturing cost efficiencies were $19 million favorable when compared with the first quarter of 2012. The first quarter 2012 results include $29 million of costs incurred related to labor issues at the Findlay, Ohio manufacturing facility. The Company reached contract agreements with the bargaining unit employees at all of its unionized U.S. facilities in the first quarter of 2012.

The Company experienced decreases in the costs of certain of its principal raw materials in the first quarter of 2013 compared with the first quarter of 2012. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based. Substantially all U.S. inventories have been valued using the LIFO method of inventory costing which accelerates the impact to cost of goods sold from changes to raw material prices.

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

Products liability expenses totaled $21 million and $27 million in the first quarter of 2013 and 2012, respectively. The change in the liability results from claim settlements and adjustments to existing reserves based on the Company’s quarterly comprehensive review of outstanding claims. Additional information related to the Company’s accounting for products liability costs appears in the Notes to the Condensed Consolidated Financial Statements.

Selling, general and administrative expenses were $61 million in the first quarter of 2013 (7.1 percent of net sales) and $58 million in the first quarter of 2012 (5.9 percent of net sales). The increase in selling, general and administrative expenses was driven by the Company’s continued investment in Cooper brands globally, as well as amortization expense for capitalized software related to the Company’s new ERP system. The higher percent to net sales was a result of reduced sales volume in the first quarter of 2013.

Interest expense decreased $1 million in the first quarter of 2013 from the first quarter of 2012, primarily as a result of lower debt levels. Interest income remained consistent with the first quarter of 2012.

Other income is consistent with the first quarter of 2012.

For the quarter ended March 31, 2013, the Company recorded income tax expense of $28 million (effective rate of 30.3 percent) as compared to $12 million (effective rate of 30.3 percent) for the comparable period in 2012. The 2013 three-month period income tax expense is calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. This is impacted by the projected mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions with no tax benefit due to valuation allowances. Income tax expense for the quarter is higher due to increased pretax earnings, mostly in the U.S.

The Company continues to maintain a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” against a portion of its U.S. and non-U.S. deferred tax asset position, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a capital loss carryforward by a valuation allowance of $20 million. In addition, the Company has recorded valuation allowances of $8 million relating to non-U.S. net operating losses for a total valuation allowance of $28 million. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.

North American Tire Operations Segment

	Three months ended March 31,
(Dollar amounts in millions)	2012	Change	2013
Sales	$697.5	-13.6%	$602.3
Operating profit	$22.8	213.2%	$71.4
Operating margin	3.3%	8.6 points	11.9%
United States unit shipments changes:
Passenger tires
Segment		-15.4%
RMA members		-6.4%
Total Industry		-1.5%
Light truck tires
Segment		-9.6%
RMA members		-5.0%
Total Industry		2.5%
Total light vehicle tires
Segment		-14.4%
RMA members		-6.2%
Total Industry		-1.0%
Total segment unit sales change		-14.5%

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

Sales

Net sales of the North American Tire Operations segment decreased $95 million, or 13.6 percent from the first quarter of 2012. The decrease in sales was a result of lower unit volumes. North American first quarter volumes were negatively impacted by the Company’s ERP system conversion and inventory adjustments made by certain key customers. Unit shipments for the segment decreased 14.5 percent compared with the first quarter of 2012. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 14.4 percent in 2013 compared with 2012. This decrease compares with a 6.2 percent decrease in total light vehicle shipments experienced by the members of the Rubber Manufacturers Association (“RMA”), and a 1.0 percent decrease in total light vehicle shipments experienced for the total industry (which includes an estimate for non-RMA members).

Operating Profit

Operating profit for the segment increased $49 million to $71 million in the first quarter of 2013. Lower raw material costs ($59 million) and lower products liability charges ($6 million) contributed to the higher operating profit in 2013. Lower unit volumes ($15 million) and unfavorable pricing and mix ($14 million) partially offset the increases to the segment’s operating profit. Selling, general and administrative costs ($6 million) were higher in the first quarter of 2013 as the segment continued to invest in driving brand awareness, coupled with amortization expense for capitalized software related to the Company’s new ERP system. Other operating costs, including increased distribution costs associated with carrying higher inventories, were unfavorable ($4 million) compared with the same period in 2012.

Manufacturing cost efficiencies were $23 million favorable when compared with the first quarter of 2012. The first quarter 2012 results include $29 million of costs incurred related to labor issues at the Findlay, Ohio manufacturing facility. The segment incurred additional costs within the first quarter of 2012 to mobilize and train a temporary workforce, coupled with inefficiencies from operating at less than full capacity at the Findlay facility.

The segment’s internally calculated raw material index of 225 during the quarter was a decrease of 10.4 percent from the first quarter of 2012.

International Tire Operations Segment

	Three months ended March 31,
(Dollar amounts in millions)	2012	Change	2013
Sales	$404.4	-15.7%	$341.0
Operating profit	$32.6	-8.0%	$30.0
Operating margin	8.1%	0.7 points	8.8%
Unit sales change		0.9%

Overview

The International Tire Operations segment has affiliated operations in the U.K., the PRC and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The Cooper Chengshan Tire joint venture manufactures and markets radial and bias medium truck tires as well as passenger and light truck tires for domestic and global markets. Cooper Kunshan Tire manufactures light vehicle tires and, under an agreement with the government of the PRC, these tires were exported to markets outside of the PRC through 2012. Beginning in 2013, tires produced at the facility can also be sold in the domestic market. The Serbian entity manufactures light vehicle tires primarily for the European markets. The majority of the tires manufactured by the segment are sold in the replacement market, with a relatively small percentage currently sold to OEMs.

Sales

Net sales of the International Tire Operations segment decreased $63 million, or 15.7 percent, from the first quarter of 2012. The decrease in sales was a result of unfavorable price and mix ($66 million), offset partially by higher unit volumes ($3 million).

Operating Profit

Operating profit for the segment decreased $3 million to $30 million in the first quarter of 2013. Lower raw material costs ($41 million) were offset by unfavorable pricing and mix ($41 million) and unfavorable manufacturing efficiencies ($5 million). Selling, general and administrative costs ($1 million) decreased compared to the first quarter of 2012. Other operating costs, including currency impacts, were unfavorable ($2 million) compared with the same period in 2012. The non-recurrence of start-up costs related to the segment’s operations in Serbia ($3 million) contributed favorably to the segment’s operating profit in 2013.

Outlook for Company

During the first quarter, the Company launched a significant phase of its ERP system conversion. The deployment has progressed well given the scale of the project and future deployments in the United States and other regions will follow.

Inventory adjustments by certain U.S. customers, that affected sales and production volumes in the first quarter, may affect the second quarter, but to a lesser extent.

The Company expects second quarter of 2013 raw material prices to decline approximately 1% sequentially compared to the first quarter. On a longer term basis we expect raw material prices to increase with periods of volatility. The industry has demonstrated an ability to price to help offset raw material cost volatility, but these price changes typically lag the raw material price changes.

Products liability expense is expected to be higher in 2013 than 2012. This is the result of increases in reserves consistent with the Company’s historical long-term trend for products liability.

The Company continues to invest in the business and expects capital expenditures for 2013 to range from $195 million to $215 million.

The Company expects its effective tax rate for 2013 will most likely be between 29 percent and 34 percent.

The Company remains cautious about industry volumes due to a weak global economy as well as sluggish tire demand. The Company believes its second quarter volumes will improve over the first quarter with the ERP deployment and customer inventory adjustments mostly behind it. Beyond the second quarter, the Company expects continued volume challenges due to industry and economic conditions but is hopeful that the economy and industry will improve. The Company is confident that its transformed business model and continued solid execution of its strategic plan will position it well to deliver value to its customers and shareholders.

Liquidity and Capital Resources

Generation and uses of cash – Operating activities used $34 million of cash during the first quarter of 2013 compared to a cash generation of $82 million during the first quarter of 2012. In 2013, inventories increased at a higher than historical rate due to lower sales volumes while in 2012, the inventory increase was lower than the historical rate due to strong first quarter sales and the labor situation in Findlay. Accounts payable balances decreased during the first quarter of 2013 as the Company reduced raw material purchases in conjunction with its inventory management actions while in 2012, accounts payable balances increased as the Company purchased raw materials to increase production upon conclusion of the labor situation in Findlay.

Net cash used in investing activities during the first quarters of 2012 and 2013 reflect capital expenditures of $37 million and $49 million, respectively. The increased spending is related primarily to automation projects and spending at the manufacturing facility in Serbia. During the first quarter of 2012, the Company acquired assets in Serbia for approximately $19 million.

In both 2012 and 2013, the Company’s subsidiaries borrowed additional funds using long-term debt and in 2012, these subsidiaries repaid $11 million of maturing long-term debt.

Dividends paid on the Company’s common shares in the first quarters of 2012 and 2013 were $7 million.

Available cash, credit facilities and contractual commitments – At March 31, 2013, the Company had cash and cash equivalents of $272 million.

Domestically, the Company has a revolving credit facility with a consortium of four banks that provides up to $200 million based on available collateral and expires in July 2016. The Company also has an accounts receivable securitization facility with a $175 million limit with a June 2015 maturity. These credit facilities remain undrawn, other than to secure letters of credit, and have no significant financial covenants until available credit is less than specified amounts. The Company’s additional borrowing capacity based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at March 31, 2013 was $278 million.

The Company’s affiliated operations in Asia have annual renewable unsecured credit lines that provide up to $406 million of borrowings and do not contain financial covenants. The additional borrowing capacity on the Asian credit lines totaled $349 million.

The Company believes that available cash from operating cash flows and credit facilities will be adequate to fund its needs, including working capital requirements, projected capital expenditures, including its portion of capital expenditures in partially-owned subsidiaries, and dividend goals. The entire amount of short-term notes payable outstanding at March 31, 2013 is primarily debt of consolidated subsidiaries. The Company expects its subsidiaries to refinance or pay these amounts during 2013.

The Company expects capital expenditures for 2013 to be in the $195 to $215 million.

The following table summarizes long-term debt at March 31, 2013:

Parent company
8% unsecured notes due December 2019	$173.6
7.625% unsecured notes due March 2027	116.9
Capitalized leases and other	9.3

299.8
Subsidiaries
6.24% to 6.65% unsecured notes due in 2014	31.3
6.65% unsecured notes due in 2015	6.4
6.77% unsecured notes due in 2016	14.1

51.8

Total long-term debt	351.6
Less current maturities	16.8

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

It is possible that actual results may differ materially from those projections or expectations due to a variety of factors, including but not limited to:

•	volatility in raw material and energy prices, including those of rubber, steel, petroleum based products and natural gas and the unavailability of such raw materials or energy sources;

•	the failure of the Company’s suppliers to timely deliver products in accordance with contract specifications;

•	changes in economic and business conditions in the world;

•	failure to implement information technologies or related systems, including failure to successfully implement an ERP system;

•	increased competitive activity including actions by larger competitors or lower-cost producers;

•	the failure to achieve expected sales levels;

•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons;

•	litigation brought against the Company, including products liability claims, which could result in material damages against the Company;

•	changes to tariffs or the imposition of new tariffs or trade restrictions;

•	changes in pension expense and/or funding resulting from investment performance of the Company’s pension plan assets and changes in discount rate, salary increase rate, and expected return on plan assets assumptions, or changes to related accounting regulations;

•	government regulatory and legislative initiatives including environmental and healthcare matters;

•	volatility in the capital and financial markets or changes to the credit markets and/or access to those markets;

•	changes in interest or foreign exchange rates;

•	an adverse change in the Company’s credit ratings, which could increase its borrowing costs and/or hamper its access to the credit markets;

•	the risks associated with doing business outside of the United States;

•	the failure to develop technologies, processes or products needed to support consumer demand;

•	technology advancements;

•	the inability to recover the costs to develop and test new products or processes;

•	the impact of labor problems, including labor disruptions at the Company or at one or more of its large customers or suppliers;

•	failure to attract or retain key personnel;

•	consolidation among the Company’s competitors or customers;

•	inaccurate assumptions used in developing the Company’s strategic plan or operating plans or the inability or failure to successfully implement such plans;

•	failure to successfully integrate acquisitions into operations or their related financings may impact liquidity and capital resources;

•	changes in the Company’s relationship with joint-venture partners;

•	the inability to obtain and maintain price increases to offset higher production or material costs;

•	inability to adequately protect the Company’s intellectual property rights; and

•	inability to use deferred tax assets.

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

The Company is undertaking the phased implementation of a global Enterprise Resource Planning (“ERP”) software system. The phased implementation was completed for the majority of the North America Tire segment during the first quarter of 2013, resulting in changes to certain processes in that segment. The Company believes it is maintaining and monitoring appropriate internal controls during the implementation period and further believes that its internal control environment will be enhanced as a result of this implementation. There have been no other changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of March 31, 2013 (“Evaluation Date”)). Based on its initial evaluation, the Company’s CEO and CFO concluded that its disclosure controls and procedures were effective as of the Evaluation Date.

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

Item 6. EXHIBITS

(a) Exhibits

(10.1)	Form of Participation Agreement for Performance Stock Unit and Cash Unit Awards Under the 2010 Incentive Compensation Plan*

(10.2)	Form of Participation Agreement for Nonqualified Stock Option Awards Under the 2010 Incentive Compensation Plan*

(31.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contracts or compensatory plans or arrangements.

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

May 9, 2013

      (Date)