Form 10-Q
period 2013-06-30
COOPER TIRE & RUBBER CO
filed 2013-08-09
CIK 24491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of shares of common stock of registrant outstanding

at July 31, 2013: 65,267,367

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per-share amounts)

	December 31, 2012 (Note 1)	June 30, 2013 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$351,817	$244,153
Notes receivable	47,646	64,883
Accounts receivable, less allowances of $13,267 at 2012 and $16,425 at 2013	415,460	468,006
Inventories at lower of cost or market:
Finished goods	380,839	461,616
Work in process	40,953	40,650
Raw materials and supplies	140,076	151,830

	561,868	654,096
Other current assets	72,904	93,524

Total current assets	1,449,695	1,524,662
Property, plant and equipment:
Land and land improvements	32,336	34,858
Buildings	307,924	315,331
Machinery and equipment	1,767,117	1,807,387
Molds, cores and rings	221,811	227,170

	2,329,188	2,384,746
Less accumulated depreciation and amortization	1,399,933	1,435,255

Net property, plant and equipment	929,255	949,491
Goodwill	18,851	18,851
Intangibles, net of accumulated amortization of $48,340 at 2012 and $54,752 at 2013	150,017	160,613
Restricted cash	7,741	4,116
Deferred income taxes	228,849	216,373
Other assets	16,752	16,992

Total assets	$2,801,160	$2,891,098

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$32,836	$47,684
Accounts payable	379,867	341,401
Accrued liabilities	221,822	231,728
Income taxes	18,297	12,823
Current portion of long-term debt	2,319	21,245

Total current liabilities	655,141	654,881
Long-term debt	336,142	326,877
Postretirement benefits other than pensions	291,546	293,765
Pension benefits	432,922	414,349
Other long-term liabilities	168,967	178,049
Deferred income tax liabilities	8,026	7,749
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued	87,850	87,850
Capital in excess of par value	919	2,143
Retained earnings	1,657,936	1,735,516
Cumulative other comprehensive loss	(551,526)	(532,080)

	1,195,179	1,293,429
Less: common shares in treasury at cost (24,691,431 at 2012 and 24,537,168 at 2013)	(437,555)	(433,625)

Total parent stockholders’ equity	757,624	859,804
Noncontrolling shareholders’ interests in consolidated subsidiaries	150,792	155,624

Total equity	908,416	1,015,428

Total liabilities and equity	$2,801,160	$2,891,098

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED JUNE 30, 2012 AND 2013

(UNAUDITED)

(Dollar amounts in thousands except per-share amounts)

	2012	2013
Net sales	$1,058,482	$884,126
Cost of products sold	899,578	733,966

Gross profit	158,904	150,160
Selling, general and administrative	63,490	80,994

Operating profit	95,414	69,166
Interest expense	(8,383)	(7,231)
Interest income	721	141
Other - income (expense)	183	(834)

Income before income taxes	87,935	61,242
Income tax expense	29,345	19,642

Net income	58,590	41,600
Net income attributable to noncontrolling shareholders’ interests	6,844	6,114

Net income attributable to Cooper Tire & Rubber Company	$51,746	$35,486

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.83	$0.56

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.82	$0.55

Dividends per share	$0.105	$0.105

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30, 2012 AND 2013

(UNAUDITED)

(Dollar amounts in thousands)

	Three Months Ended June 30,
	2012	2013
Net income	$58,590	$41,600
Other comprehensive income
Cumulative currency translation adjustments
Foreign currency translation adjustments	(12,060)	3,244
Financial instruments
Change in the fair value of derivatives and marketable securities	5,389	2,266
Income tax expense on derivative instruments	(1,875)	(803)

Financial instruments, net of tax	3,514	1,463
Postretirement benefit plans
Amortization of actuarial loss	11,620	12,469
Amortization of prior service credit	(172)	(142)
Actuarial gain from plan amendment	7,707	—
Pension curtailment gain	(7,460)	—
Income tax expense on postretirement benefit plans	(4,223)	(4,577)
Foreign currency translation effect	2,669	(392)

Postretirement benefit plans, net of tax	10,141	7,358

Other comprehensive income	1,595	12,065

Comprehensive income	60,185	53,665
Less comprehensive income attributable to noncontrolling shareholders’ interests	5,167	6,062

Comprehensive income attributable to Cooper Tire & Rubber Company	$55,018	$47,603

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

SIX MONTHS ENDED JUNE 30, 2012 AND 2013

(UNAUDITED)

(Dollar amounts in thousands except per-share amounts)

	2012	2013
Net sales	$2,042,740	$1,745,807
Cost of products sold	1,778,407	1,437,729

Gross profit	264,333	308,078
Selling, general and administrative	121,209	142,248

Operating profit	143,124	165,830
Interest expense	(16,858)	(14,332)
Interest income	1,372	437
Other - income (expense)	648	(239)

Income before income taxes	128,286	151,696
Income tax expense	41,646	47,259

Net income	86,640	104,437
Net income attributable to noncontrolling shareholders’ interests	13,326	12,871

Net income attributable to Cooper Tire & Rubber Company	$73,314	$91,566

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$1.18	$1.45

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$1.17	$1.43

Dividends per share	$0.210	$0.210

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30, 2012 AND 2013

(UNAUDITED)

(Dollar amounts in thousands)

	Six Months Ended June 30,
	2012	2013
Net income	$86,640	$104,437
Other comprehensive income
Cumulative currency translation adjustments
Foreign currency translation adjustments	(653)	(2,935)
Financial instruments
Change in the fair value of derivatives and marketable securities	(105)	4,793
Income tax benefit (expense) on derivative instruments	94	(1,942)

Financial instruments, net of tax	(11)	2,851
Postretirement benefit plans
Amortization of actuarial loss	23,403	24,948
Amortization of prior service credit	(528)	(284)
Actuarial gain from plan amendment	7,707	—
Pension curtailment gain	(7,460)	—
Income tax expense on postretirement benefit plans	(8,378)	(9,166)
Foreign currency translation effect	254	5,783

Postretirement benefit plans, net of tax	14,998	21,281

Other comprehensive income	14,334	21,197

Comprehensive income	100,974	125,634
Less comprehensive income attributable to noncontrolling shareholders’ interests	13,953	14,622

Comprehensive income attributable to Cooper Tire & Rubber Company	$87,021	$111,012

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2012 AND 2013

(UNAUDITED)

(Dollar amounts in thousands)

	2012	2013
Operating activities:
Net income	$86,640	$104,437
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	64,111	65,510
Deferred income taxes	2,739	137
Stock based compensation	3,671	4,461
Change in LIFO inventory reserve	17,296	(18,219)
Amortization of unrecognized postretirement benefits	22,875	24,664
Changes in operating assets and liabilities:
Accounts and notes receivable	(67,947)	(67,586)
Inventories	(120,323)	(74,142)
Other current assets	(9,604)	(14,485)
Accounts payable	88,872	(38,820)
Accrued liabilities	32,816	8,526
Other items	18,441	(8,454)

Net cash provided by (used in) operating activities	139,587	(13,971)
Investing activities:
Additions to property, plant and equipment	(77,869)	(93,077)
Acquisition of assets in Serbia	(18,534)	—
Proceeds from the sale of assets	619	457

Net cash used in investing activities	(95,784)	(92,620)
Financing activities:
Net issuance of (payments on) short-term debt	(11,805)	14,186
Additions to long-term debt	10,073	19,577
Repayments on long-term debt	(17,080)	(9,916)
Acquisition of noncontrolling shareholder interest	(71)	—
Payment of dividends to noncontrolling shareholders	(3,495)	(9,709)
Payment of dividends	(13,089)	(13,296)
Issuance of common shares and excess tax benefits on options	301	1,594

Net cash used in financing activities	(35,166)	2,436
Effects of exchange rate changes on cash	(1,846)	(3,509)

Changes in cash and cash equivalents	6,791	(107,664)
Cash and cash equivalents at beginning of year	233,710	351,817

Cash and cash equivalents at end of period	$240,501	$244,153

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per-share amounts)

1.	Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. There is a year-round demand for the Company’s passenger and truck replacement tires, but sales of light vehicle replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November. Operating results for the six-month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

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

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component. The Company has included the disclosures required by this ASU in Footnote 10 – Changes in Cumulative Other Comprehensive Loss by Component.

2.	Merger Agreement

On June 12, 2013, the Company and Apollo Tyres Ltd. (“Apollo”) announced the execution of a definitive merger agreement under which a wholly-owned subsidiary of Apollo will acquire the Company in an all-cash transaction valued at approximately $2.5 billion. Under the terms of the agreement, which has been unanimously approved by the boards of directors of both companies, stockholders of the Company will receive $35.00 per share in cash. Closing of the deal is subject to customary closing conditions, including approval by the Company’s stockholders, obtaining certain regulatory approvals and the expiration or termination of applicable regulatory waiting periods.

At the time the deal is closed, all stock options, whether vested or unvested, will be converted into a right to receive a cash payment equal to the product of the number of shares of the Company’s stock subject to such option and the excess of $35.00 over the applicable exercise price of the option. All outstanding restricted stock units will be converted into a right to receive a cash payment equal to the number of shares of the Company’s stock represented by the award multiplied by $35.00. All outstanding performance stock units will be converted into a right to receive a cash payment equal to the number of shares of the Company’s stock earned in accordance with the terms of the award multiplied by $35.00.

The Company is a party to a trust agreement which is intended to provide funding for benefits payable and other potential payments to directors, executive officers and certain other employees under various plans and agreements of the Company. The execution of the merger agreement constituted a “potential change in control” under such plans and agreements and as a result, the Company was required to fund the estimated value of the payments to be made to the beneficiaries under the trust agreement. The Company has deposited 1,906,183 of common shares with the trustee in connection with this funding. These shares are treated as treasury shares on these financial statements and in accordance with Accounting Standards Codification 260, “Earnings Per Share”, are not included in the earnings per share calculations.

During the second quarter of 2013, the Company incurred approximately $4,100 of expenses associated with the announced merger agreement. These expenses are recorded in Selling, general & administrative expenses on the Condensed Consolidated Statements of Income.

On July 13, 2013, workers at the Company’s Cooper Chengshan Tire joint venture began a temporary work stoppage related to concerns regarding the pending merger between Apollo and the Company.

3.	Earnings Per Share

Net income per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30		Six months ended June 30
	2012	2013	2012	2013
Numerator
Numerator for basic and diluted earnings per share -
Net income attributable to common stockholders	$51,746	$35,486	$73,314	$91,566

Denominator
Denominator for basic earnings per share - weighted average shares outstanding	62,342	63,342	62,326	63,284
Effect of dilutive securities - stock options and other stock units	544	800	599	879

Denominator for diluted earnings per share - adjusted weighted average shares outstanding	62,886	64,142	62,925	64,163

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.83	$0.56	$1.18	$1.45

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.82	$0.55	$1.17	$1.43

Options to purchase shares of the Company’s common stock not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares were 878,007 and none at June 30, 2012 and 2013, respectively.

4.	Fair Value of Financial Instruments

Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. The change in values of the fair value foreign currency hedges offset exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish krona, Norwegian krone, Mexican peso and Chinese yuan generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2012 and June 30, 2013 was $186,217 and $169,524, respectively. The counterparties to each of these agreements are major commercial banks.

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

Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately ($1,461) and $3,332 as of December 31, 2012 and June 30, 2013, respectively) are recorded as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets and reclassified into earnings as the hedged transactions occur.

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

The following table presents the location and amounts of derivative instrument fair values in the Condensed Consolidated Balance Sheets:

Assets/(Liabilities)	December 31, 2012		June 30, 2013
Designated as hedging instruments:
Gross amounts recognized		$(2,610)		$4,270
Gross amounts offset		1,100		(778)

Net amounts		(1,510)		$3,492

Not designated as hedging instruments:
Gross amounts recognized		245		$(443)
Gross amounts offset		—		55

Net amounts		245		$(388)

Net amounts presented	Accrued liabilities	$(1,265)	Other current assets	$3,104

The following table presents the location and amount of gains and losses on derivative instruments in the Condensed Consolidated Statements of Income:

Derivatives Designated as Cash Flow Hedges	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Cumulative Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Three Months Ended June 30, 2012	$3,359	$(2,030)	$(266)
Three Months Ended June 30, 2013	$3,210	$944	$(266)

Six Months Ended June 30, 2012	$1,407	$1,512	$(14)
Six Months Ended June 30, 2013	$5,242	$449	$(210)

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss)
		Recognized In Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2012	2013	2012	2013
Foreign exchange contracts	Other income	$(436)	$(130)	$30	$(633)

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

The valuation of foreign exchange forward contracts was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2012 and June 30, 2013, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The valuation of stock-based liabilities was determined using the Company’s stock price, and as a result, these liabilities are classified in Level 1 of the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and June 30, 2013:

	December 31, 2012
	Total Derivative Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Exchange Contracts	$(1,265)	$—	$(1,265)	$—
Stock-based Liabilities	$(11,934)	$(11,934)	$—	$—

	June 30, 2013
	Total Derivative Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Exchange Contracts	$3,104	$—	$3,104	$—
Stock-based Liabilities	$(16,943)	$(16,943)	$—	$—

The following tables present the carrying amounts and fair values for the Company’s financial instruments carried at cost on the Condensed Consolidated Balance Sheets. The fair value of the Company’s debt is based upon the market price of the Company’s publicly-traded debt. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2012
		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Instruments Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Cash and cash equivalents	$351,817	$351,817	$—	$—
Notes receivable	47,646	47,646	—	—
Restricted cash	7,741	7,741
Notes payable	(32,836)	(32,836)	—	—
Current portion of long-term debt	(2,319)	(2,319)	—	—
Long-term debt	(336,142)	(360,142)	—	—

	June 30, 2013
		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Instruments Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Cash and cash equivalents	$244,153	$244,153	$—	$—
Notes receivable	64,883	64,883	—	—
Restricted cash	4,116	4,116	—	—
Notes payable	(47,684)	(47,684)	—	—
Current portion of long-term debt	(21,245)	(21,245)	—	—
Long-term debt	(326,877)	(335,177)	—	—

5.	Business Segments

The following table details information on the Company’s operating segments.

	Three months ended June 30		Six months ended June 30
	2012	2013	2012	2013
Revenues:
North American Tire
External customers	$746,651	$607,075	$1,416,681	$1,193,951
Intercompany	24,148	16,110	51,625	31,508

	770,799	623,185	1,468,306	1,225,459
International Tire
External customers	311,830	277,052	626,059	551,856
Intercompany	106,805	76,218	197,038	142,445

	418,635	353,270	823,097	694,301
Eliminations	(130,952)	(92,329)	(248,663)	(173,953)

Net sales	$1,058,482	$884,126	$2,042,740	$1,745,807

Segment profit (loss):
North American Tire	$65,047	$59,213	$87,887	$130,619
International Tire	43,235	29,229	75,875	59,239
Eliminations	(3,322)	117	(3,846)	1,164
Unallocated corporate charges	(9,546)	(19,393)	(16,792)	(25,192)

Operating profit	95,414	69,166	143,124	165,830
Interest expense	(8,383)	(7,231)	(16,858)	(14,332)
Interest income	721	141	1,372	437
Other - income (expense)	183	(834)	648	(239)

Income before income taxes	$87,935	$61,242	$128,286	$151,696

6.	Inventories

Inventory costs are determined using the last-in, first-out (“LIFO”) method for substantially all U.S. inventories. The current cost of this inventory under the first-in, first-out (“FIFO”) method was $481,967 and $556,112 at December 31, 2012 and June 30, 2013, respectively. These FIFO values have been reduced by approximately $172,847 and $154,628 at December 31, 2012 and June 30, 2013, respectively, to arrive at the LIFO value reported on the Condensed Consolidated Balance Sheets. The remaining inventories have been valued under the FIFO or average cost method. All inventories are stated at the lower of cost or market.

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

The following table discloses the amount of stock based compensation expense for the three and six-month periods ended June 30, 2012 and 2013:

	Three months ended June 30		Six months ended June 30
	2012	2013	2012	2013
Stock options	$864	$1,002	$1,643	$1,973
Restricted stock units	292	280	604	559
Performance stock units	1,124	1,361	1,424	1,929

Total stock based compensation	$2,280	$2,643	$3,671	$4,461

Stock Options

In February 2012, executives participating in the 2012 – 2014 Long-Term Incentive Plan were granted 589,934 stock options which will vest one third each year through February 2015. In February 2013, executives participating in the 2013 – 2015 Long-Term Incentive Plan were granted 330,639 stock options which will vest one third each year through February 2016. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2012	2013
Risk-free interest rate	1.2%	1.2%
Dividend yield	2.7%	1.7%
Expected volatility of the Company’s common stock	0.644	0.646
Expected life in years	6.0	6.0

The weighted average fair value of options granted in 2012 and 2013 was $7.33 and $12.97, respectively.

The following table provides details of the stock option activity for the six months ended June 30, 2013:

Number of Shares
Outstanding at January 1, 2013	1,486,351
Granted	330,639
Exercised	(78,981)
Expired	—
Cancelled	(6,568)

Outstanding at June 30, 2013	1,731,441
Exercisable	914,480

Restricted Stock Units (RSUs)

The following table provides details of the nonvested RSU activity for the six months ended June 30, 2013:

Number of Restricted Units
Nonvested at January 1, 2013	110,871
Granted	1,000
Vested	(25,415)
Accrued dividend equivalents	745

Nonvested at June 30, 2013	87,201

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

The following table provides details of the nonvested PSUs under the Company’s Long-Term Incentive Plans:

Performance stock units outstanding at January 1, 2013	216,623
Adjustments to outstanding units	2,077
Accrued dividend equivalents	1,659

Performance stock units outstanding at June 30, 2013	220,359

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

8.	Pensions and Postretirement Benefits Other than Pensions

The following tables disclose the amount of net periodic benefit costs for the Company’s defined benefit plans and other postretirement benefits relating to continuing operations:

	Pension Benefits - Domestic
	Three months ended June 30		Six months ended June 30
	2012	2013	2012	2013
Components of net periodic benefit cost:
Service cost	$2,354	$2,970	$4,708	$5,940
Interest cost	10,714	9,657	21,428	19,314
Expected return on plan assets	(10,754)	(11,889)	(21,510)	(23,778)
Amortization of actuarial loss	9,205	11,086	18,409	22,172

Net periodic benefit cost	$11,519	$11,824	$23,035	$23,648

	Pension Benefits - International
	Three months ended June 30		Six months ended June 30
	2012	2013	2012	2013
Components of net periodic benefit cost:
Service cost	$1	$3	$752	$6
Interest cost	4,291	3,841	8,442	7,727
Expected return on plan assets	(3,903)	(3,674)	(7,479)	(7,392)
Amortization of prior service cost	—	—	(184)	—
Amortization of actuarial loss	1,647	904	3,456	1,818
Cooper Avon curtailment gain	(7,460)	—	(7,460)	—

Net periodic benefit cost	$(5,424)	$1,074	$(2,473)	$2,159

	Other Postretirement Benefits
	Three months ended June 30		Six months ended June 30
	2012	2013	2012	2013
Components of net periodic benefit cost:
Service cost	$1,041	$954	$2,081	$1,907
Interest cost	3,133	2,698	6,266	5,396
Amortization of prior service cost	(172)	(142)	(344)	(284)
Amortization of actuarial loss	769	479	1,538	958

Net periodic benefit cost	$4,771	$3,989	$9,541	$7,977

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

The following table reconciles the beginning and end of the period equity accounts attributable to Cooper Tire & Rubber Company and to the noncontrolling shareholders’ interests:

	Total Parent Stockholders’ Equity	Noncontrolling Shareholders’ Interests in Consolidated Subsidiaries	Total Stockholders’ Equity
Balance at December 31, 2012	$757,624	$150,792	$908,416
Net income	91,566	12,871	104,437
Other comprehensive income	19,446	1,751	21,197
Dividends payable to noncontrolling shareholders	—	(9,790)	(9,790)
Stock compensation plans, including tax benefit of $145	4,464	—	4,464
Cash dividends - $.210 per share	(13,296)	—	(13,296)

Balance at June 30, 2013	$859,804	$155,624	$1,015,428

10.	Changes in Cumulative Other Comprehensive Loss by Component

The following tables present the changes in Cumulative Other Comprehensive Loss by Component for the three and six month periods ended June 30, 2013. All amounts are presented net of tax. Amounts in parentheses indicate debits.

	Three Months Ended June 30, 2013
	Cumulative Currency Translation Adjustment	Changes in the Fair Value of Derivatives		Unrecognized Postretirement Benefit Plans	Total
April 1, 2013	$36,153	$1,815		$(582,165)	$(544,197)
Other comprehensive income (loss) before reclassifications	3,296	2,028	(a)	(392)	4,932
Amount reclassifed from accumulated other comprehensive loss	—	(565	)(b)	7,750 (c)	7,185

Net current-period other comprehensive income	3,296	1,463		7,358	12,117

June 30, 2013	$39,449	$3,278		$(574,807)	$(532,080)

(a)	This amount represents $3,210 of unrealized gains on cash flow hedges, net of tax of $1,182, that were recognized in Other Comprehensive Loss (see Footnote 4 for additional details).
(b)	This amount represents $944 of gains on cash flow hedges, net of tax of $379, that were reclassified out of Cumulative Other Comprehensive Loss and are included in Other income on the Condensed Consolidated Statements of Income (see Footnote 4 for additional details).
(c)	This amount represents amortization of prior service credit of $142 and amortization of actuarial losses of ($12,469), net of tax of $4,577, that were reclassified out of Cumulative Other Comprehensive Loss and are included in the computation of net periodic benefit cost (see Footnote 8 for additional details).

	Six Months Ended June 30, 2013
	Cumulative Currency Translation Adjustment	Changes in the Fair Value of Derivatives		Unrecognized Postretirement Benefit Plans	Total
December 31, 2012	$44,135	$427		$(596,088)	$(551,526)
Other comprehensive income (loss) before reclassifications	(4,686)	3,069	(a)	5,783	4,166
Amount reclassified from accumulated other comprehensive loss	—	(218	)(b)	15,498 (c)	15,280

Net current-period other comprehensive income (loss)	(4,686)	2,851		21,281	19,446

June 30, 2013	$39,449	$3,278		$(574,807)	$(532,080)

(a)	This amount represents $5,242 of unrealized gains on cash flow hedges, net of tax of $2,173, that were recognized in Other Comprehensive Loss (see Footnote 4 for additional details).
(b)	This amount represents $449 of gains on cash flow hedges, net of tax of $231, that were reclassified out of Cumulative Other Comprehensive Loss and are included in Other income on the Condensed Consolidated Statements of Income (see Footnote 4 for additional details).
(c)	This amount represents amortization of prior service credit of $284 and amortization of actuarial losses of ($24,948), net of tax of $9,166, that were reclassified out of Cumulative Other Comprehensive Loss and are included in the computation of net periodic benefit cost (see Footnote 8 for additional details).

11.	Comprehensive Income Attributable to Noncontrolling Shareholders’ Interests

The following table provides the details of the comprehensive income attributable to noncontrolling shareholders’ interests:

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013
Net income attributable to noncontrolling shareholders’ interests	$6,844	$6,114	$13,326	$12,871
Other comprehensive income:
Currency translation adjustments	(1,677)	(52)	627	1,751

Comprehensive income attributable to noncontrolling shareholders’ interests	$5,167	$6,062	$13,953	$14,622

12.	Product Warranty Liabilities

The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities:

	2012	2013
Reserve at January 1	$27,400	$30,139
Additions	13,104	9,712
Payments	(10,134)	(9,323)

Reserve at June 30	$30,370	$30,528

13.	Contingent Liabilities

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

The Company determines its reserves using the number of incidents expected during a year. During the second quarter of 2013, the Company increased its products liability reserve by $14,181. The addition of another year of self-insured incidents accounted for $12,609 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims. These revisions increased the reserve by $1,904. Finally, settlements and changes in the amount of reserves for cases where sufficient information is known to estimate a liability decreased by $332.

During the first six months of 2013, the Company increased its products liability reserve by $28,563. The addition of another year of self-insured incidents accounted for $25,218 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims. These revisions increased the reserve by $4,232. Finally, settlements and changes in the amount of reserves for cases where sufficient information is known to estimate a liability decreased by $887.

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

The Company paid $14,723 during the second quarter of 2013 to resolve cases and claims and has paid $23,840 through the first six months of 2013. The Company’s products liability reserve balance at December 31, 2012 totaled $206,349 (the current portion of $70,267 is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets) and the balance at June 30, 2013 totaled $211,072 (current portion of $70,113).

The products liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company offset by recoveries of legal fees. Legal costs are expensed as incurred and products liability insurance premiums are amortized over coverage periods.

For the three-month periods ended June 30, 2012 and 2013, products liability expenses totaled $26,422 and $21,505, respectively. For the six-month periods ended June 30, 2012 and 2013, products liability expenses totaled $53,419 and $42,202, respectively. Products liability expenses are included in cost of goods sold in the Condensed Consolidated Statements of Income.

14.	Income Taxes

For the quarter ended June 30, 2013, the Company recorded income tax expense of $19,642 (effective rate of 32.6 percent) as compared to $29,345 (effective rate of 33.3 percent) for the comparable period in 2012. For the six-month period ended June 30, 2013, the Company recorded income tax expense of $47,259 (effective rate of 31.2 percent) as compared to $41,646 (effective rate of 32.4 percent) for the comparable period in 2012. The 2013 quarter and six-month period income tax expense is calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. This rate differs from the U.S. federal statutory rate of 35 percent primarily because of the projected mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions with no tax benefit due to valuation allowances. Income tax expense for the current quarter is lower due to decreased earnings in both the U.S. and non-U.S. jurisdictions compared to the same quarter of the prior year. Income tax expense for the six-month period is higher due to increased pretax earnings primarily in the U.S. when compared to the same period of the prior year.

The Company continues to maintain a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” against a portion of its U.S. and non-U.S. deferred tax asset position, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a capital loss carryforward by a valuation allowance of $19,880. In addition, the Company has recorded valuation allowances of $8,896 relating to non-U.S. net operating losses for a total valuation allowance of $28,776. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.

The Company maintains an ASC 740-10, “Accounting for Uncertainty in Income Taxes,” liability for unrecognized tax benefits for permanent and temporary book/tax differences. At June 30, 2013, the Company’s liability, exclusive of interest, totals approximately $4,857. The Company accrued an immaterial amount of interest expense related to these unrecognized tax benefits during the current quarter and the six-month period.

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

Consolidated Results of Operations

(Dollar amounts in millions except per share amounts)
	Three months ended June 30			Six months ended June 30
	2012	Change	2013	2012	Change	2013
Revenues:
North American Tire
External customers	$746.7	-18.7%	$607.1	$1,416.7	-15.7%	$1,194.0
Intercompany	24.1	-33.2%	16.1	51.6	-39.0%	31.5

	770.8	-19.1%	623.2	1,468.3	-16.5%	1,225.5
International Tire
External customers	311.9	-11.2%	277.1	626.1	-11.9%	551.9
Intercompany	106.8	-28.7%	76.2	197.0	-27.7%	142.4

	418.7	-15.6%	353.3	823.1	-15.6%	694.3
Eliminations	(131.0)	-29.5%	(92.4)	(248.7)	-30.0%	(174.0)

Net sales	$1,058.5	-16.5%	$884.1	$2,042.7	-14.5%	$1,745.8

Segment profit (loss)
North American Tire	$65.0	-8.9%	$59.2	$87.9	48.6%	$130.6
International Tire	43.2	-32.4%	29.2	75.8	-21.9%	59.2
Eliminations	(3.3)	-103.0%	0.1	(3.8)	-131.6%	1.2
Unallocated corporate charges	(9.5)	104.2%	(19.4)	(16.8)	50.0%	(25.2)

Operating profit	95.4	-27.6%	69.1	143.1	15.9%	165.8
Interest expense	(8.4)	-14.3%	(7.2)	(16.9)	-15.4%	(14.3)
Interest income	0.7	-85.7%	0.1	1.4	-71.4%	0.4
Other income (expense)	0.2	-500.0%	(0.8)	0.6	-133.3%	(0.2)

Income before income taxes	87.9	-30.4%	61.2	128.2	18.4%	151.7
Income tax expense	29.4	-33.3%	19.6	41.6	13.5%	47.2

Net Income	58.5	-28.9%	41.6	86.6	20.7%	104.5
Noncontrolling shareholders’ interests	(6.8)	-10.3%	(6.1)	(13.3)	-3.0%	(12.9)

Net income attributable to Cooper Tire & Rubber Company	$51.7	-31.3%	$35.5	$73.3	25.0%	$91.6

Basic earnings per share	$0.83		$0.56	$1.18		$1.45

Diluted earnings per share	$0.82		$0.55	$1.17		$1.43

Consolidated net sales for the three-month period ended June 30, 2013 were $884 million, a decrease of $174 million from the comparable period one year ago. The decrease in net sales for the second quarter of 2013 compared with the second quarter of 2012 was the result of reduced unit volumes ($113 million) and less favorable pricing and mix ($65 million). The International Tire Operations segment experienced favorable exchange rates in the second quarter of 2013 ($3 million).

The Company recorded operating profit in the second quarter of 2013 of $69 million, a decrease of $26 million compared with the second quarter of 2012. Lower raw material costs ($120 million) and lower products liability charges ($5 million) were offset by unfavorable pricing and mix ($81 million), lower unit volumes ($35 million) and increased selling, general and administrative costs ($17 million). Manufacturing cost efficiencies were $2 million favorable when compared with the second quarter of 2012, exclusive of the costs associated with production curtailments ($10 million) incurred in the second quarter of 2013. Other operating costs, including increased distribution costs associated with carrying higher inventories, were unfavorable ($5 million) compared with the same period in 2012. The International Tire Operations segment operating profit in the second quarter of 2012 included start-up costs related to the Company’s operations in Serbia ($2 million) and a pension curtailment gain ($7 million), neither of which recurred in the second quarter of 2013.

Consolidated net sales for the six-month period ended June 30, 2013 were $1,746 million, a decrease of $297 million from the comparable period one year ago. The decrease in net sales for the first half of 2013 compared with the first half of 2012 was the result of reduced unit volumes ($191 million) and less favorable pricing and mix ($109 million). The International Tire Operations segment experienced favorable exchange rates in the first half of 2013 ($3 million).

The Company recorded operating profit in the first six months of 2013 of $166 million, an increase of $23 million compared with the first six months of 2012. Lower raw material costs ($209 million) and lower products liability charges ($11 million) contributed to the higher operating profit in 2013. Unfavorable pricing and mix ($124 million), lower unit volumes ($50 million) and increased selling, general and administrative costs ($21 million) were partial offsets. Other operating costs, including increased distribution costs associated with carrying higher inventories, were unfavorable ($10 million) compared with the same period in 2012. The International Tire Operations segment operating profit in the first half of 2012 included start-up costs related to the Company’s operations in Serbia ($4 million) and a pension curtailment gain ($7 million), neither of which recurred in the first half of 2013.

Manufacturing cost efficiencies were $20 million favorable when compared with the first six months of 2012, exclusive of the costs associated with production curtailments ($10 million) incurred in the second quarter of 2013. The first quarter of 2012 results include $29 million of costs incurred related to labor issues at the Findlay, Ohio manufacturing facility. The Company reached contract agreements with the bargaining unit employees at all of its unionized U.S. facilities in the first quarter of 2012.

The Company experienced decreases in the costs of certain of its principal raw materials in the first half of 2013 compared with the first half of 2012. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based. Substantially all U.S. inventories have been valued using the LIFO method of inventory costing which accelerates the impact to cost of goods sold from changes to raw material prices.

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

Products liability expenses totaled $22 million and $26 million in the second quarter of 2013 and 2012, respectively. Products liability expenses totaled $42 million and $53 million in the first six months of 2013 and 2012, respectively. The change in the liability results from claim settlements and adjustments to existing reserves based on the Company’s quarterly comprehensive review of outstanding claims. Additional information related to the Company’s accounting for products liability costs appears in the Notes to the Condensed Consolidated Financial Statements.

Selling, general, and administrative expenses were $81 million in the second quarter of 2013 (9.2 percent of net sales) and $64 million in the second quarter of 2012 (6.0 percent of net sales). For the six-month period ended June 30, 2013, selling, general and administrative expenses were $142 million (8.1 percent of net sales) compared to $121 million (5.9 percent of net sales) for the comparable period of 2012. The increase in selling, general and administrative expenses in the second quarter was due in part to expenses incurred relating to the pending merger agreement with a wholly-owned subsidiary of Apollo ($4 million) and increases in accruals for stock-based liabilities reflecting the stock appreciation following the acquisition announcement ($3 million). The Company’s continued investment in Cooper brands globally and increased capitalized software amortization expense related to the Company’s new ERP system have also contributed to the Company’s increased selling, general and administrative expenses over the first six months of 2013.

Interest expense decreased $1 million in the second quarter of 2013 from the second quarter of 2012, and decreased $3 million on a year to date basis when compared to the comparable period of 2012. The decrease in interest expense is primarily the result of lower debt levels. Interest income has remained relatively constant during both the second quarter and on a year-to-date basis when compared to the comparable periods of 2012.

Other income decreased $1 million for both the three and six month periods of 2013 compared to the same periods in 2012 due primarily to foreign currency losses.

For the quarter ended June 30, 2013, the Company recorded income tax expense of $20 million (effective rate of 32.6 percent) as compared to $29 million (effective rate of 33.3 percent) for the comparable period in 2012. For the six-month period ended June 30, 2013, the Company recorded income tax expense of $47 million (effective rate of 31.2 percent) as compared to $42 million (effective rate of 32.4 percent) for the comparable period in 2012. The 2013 quarter and six-month period income tax expense is calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. This is impacted by the projected mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions with no tax benefit due to valuation allowances. Income tax expense for the current quarter is lower due to decreased earnings in both the U.S. and non-U.S. jurisdictions compared to the same quarter of the prior year. Income tax expense for the six-month period is higher due to increased pretax earnings primarily in the U.S. when compared to the same period of the prior year.

The Company continues to maintain a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” against a portion of its U.S. and non-U.S. deferred tax asset position, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a capital loss carryforward by a valuation allowance of $20 million. In addition, the Company has recorded valuation allowances of $9 million relating to non-U.S. net operating losses for a total valuation allowance of $29 million. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.

North American Tire Operations Segment

	Three months ended June 30			Six months ended June 30
	2012	Change	2013	2012	Change	2013
(Dollar amounts in millions)
Net sales	$770.8	-19.1%	$623.2	$1,468.3	-16.5%	$1,225.5
Operating profit	$65.0	-8.9%	$59.2	$87.9	48.6%	$130.6
Operating margin	8.4%	1.1 points	9.5%	6.0%	4.7 points	10.7%
United States unit shipments changes:
Passenger tires
Segment		-11.3%			-13.3%
RMA members		-2.8%			-4.6%
Total Industry		3.2%			1.2%
Light truck tires
Segment		-21.2%			-16.2%
RMA members		-2.6%			-3.7%
Total Industry		2.6%			1.8%
Total light vehicle tires
Segment		-13.4%			-13.9%
RMA members		-2.8%			-4.4%
Total Industry		3.2%			1.3%
Total segment unit sales change		-15.5%			-15.0%

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

Sales

Net sales of the North American Tire Operations segment for the second quarter of 2013 decreased $148 million, or 19.1 percent from the second quarter of 2012. The decrease in sales was a result of lower unit volumes ($120 million) and unfavorable pricing and mix ($27 million). Unit shipments for the segment decreased 15.5 percent compared with the second quarter of 2012. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 13.4 percent in the second quarter of 2013 compared with the second quarter of 2012. This decrease compares with a 2.8 percent decrease in total light vehicle shipments experienced by the members of the Rubber Manufacturers Association (“RMA”), and a 3.2 percent increase in total light vehicle shipments experienced for the total industry (which includes an estimate for non-RMA members). As communicated following the first quarter, inventory adjustments by certain U.S. customers continued, which combined with increased competition from imports, did affect sales and production volumes in the second quarter. The effects were primarily on private label and lower value entry level consumer tires, while shipments of Cooper brand tires were consistent with the overall industry results for the quarter. The segment reduced prices reflecting lower raw material costs at the end of the quarter to respond to earlier actions by several competitors.

Net sales of the North American Tire Operations segment for the first six months of 2013 decreased $243 million, or 16.5 percent from the first six months of 2012. The decrease in sales was a result of lower unit volumes ($221 million) and unfavorable pricing and mix ($22 million). Unit shipments for the segment decreased 15.0 percent compared with the six-month period ended June 30, 2012. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 13.9 percent in the first half of 2013 compared with the first half of 2012. This decrease compares with a 4.4 percent decrease in total light vehicle shipments experienced by the members of the RMA, and a 1.3 percent increase in total light vehicle shipments experienced for the total industry. During the first quarter, implementation of an ERP system in the U.S. and inventory adjustments by a few large private label customers negatively affected shipment and product volumes.

Operating Profit

Operating profit for the segment decreased $6 million to $59 million in the second quarter of 2013 compared to the second quarter of 2012. Lower raw material costs ($86 million) and lower products liability charges ($5 million) were offset by unfavorable pricing and mix ($47 million) and lower unit volumes ($32 million). Selling, general and administrative costs ($6 million) were higher in the second quarter of 2013 as the segment continued to invest in driving brand awareness, coupled with increased capitalized software amortization expense related to the Company’s new ERP system. Manufacturing cost efficiencies were $1 million favorable when compared with the second quarter of 2012, exclusive of the costs associated with production curtailments ($10 million) incurred in the second quarter of 2013. Other operating costs, including increased distribution costs associated with carrying higher inventories, were unfavorable ($4 million) compared with the same period in 2012.

Operating profit for the segment increased $43 million to $131 million in the first six months of 2013. Lower raw material costs ($145 million) and lower products liability charges ($11 million) contributed to the higher operating profit in 2013. Unfavorable pricing and mix ($60 million) and lower unit volumes ($47 million) partially offset the increases to the Company’s operating profit. Selling, general and administrative costs ($12 million) were higher in the first half of 2013 due to investments in driving brand awareness and increased capitalized software amortization expense. Other operating costs, including increased distribution costs associated with carrying higher inventories, were unfavorable ($9 million) compared with the same period in 2012.

Manufacturing cost efficiencies for the first six months of 2013 were $24 million favorable when compared with the first six months of 2012, exclusive of the costs associated with production curtailments ($10 million) incurred in the second quarter of 2013. The first quarter of 2012 results include $29 million of costs incurred related to labor issues at the Findlay, Ohio manufacturing facility.

The segment’s internally calculated raw material index of 223 during the quarter was a decrease of 15.1 percent from the same period of 2012. The raw material index decreased 1.0 percent from the quarter ended March 31, 2013.

International Tire Operations Segment

	Three months ended June 30			Six months ended June 30
	2012	Change	2013	2012	Change	2013
(Dollar amounts in millions)
Net sales	$418.6	-15.6%	$353.3	$823.1	-15.6%	$694.3
Operating profit	$43.2	-32.4%	$29.2	$75.9	-22.0%	$59.2
Operating margin	10.3%	-2.0 points	8.3%	9.2%	-0.7 points	8.5%
Unit sales change		-5.5%			-2.4%

Overview

The International Tire Operations segment has affiliated operations in the U.K., the PRC and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The Cooper Chengshan Tire joint venture manufactures and markets radial and bias medium truck tires as well as passenger and light truck tires for domestic and global markets. Cooper Kunshan Tire manufactures light vehicle tires and, under an agreement with the government of the PRC, these tires were exported to markets outside of the PRC through 2012. Beginning in 2013, tires produced at the facility have been sold in the domestic market. The Serbian entity manufactures light vehicle tires primarily for the European markets. The majority of the tires manufactured by the segment are sold in the replacement market, with a relatively small percentage currently sold to OEMs.

Sales

Net sales of the International Tire Operations segment for the second quarter of 2013 decreased $65 million, or 15.6 percent from the second quarter of 2012. The decrease in sales was a result of unfavorable pricing and mix ($46 million) and lower unit volumes ($22 million). The segment experienced favorable exchange rates in the second quarter of 2013 ($3 million). Unit volumes in Europe declined reflecting continued market weakness. Asia volumes declined reflecting lower intercompany shipments to the North American segment from Asia. Domestic shipments in the PRC of both light vehicle and medium truck tires were higher compared with the prior year second quarter.

Net sales of the International Tire Operations segment for the first six months of 2013 decreased $129 million, or 15.6 percent from the first six months of 2012. The decrease in sales was a result of unfavorable pricing and mix ($113 million) and lower unit volumes ($19 million). The segment experienced favorable exchange rates in the first half of 2013 ($3 million). Year-to-date unit sales volumes for Europe are equal to 2012 and are lower in Asia, which is more than explained by lower intercompany shipments.

Operating Profit

Operating profit for the segment decreased $14 million to $29 million in the second quarter of 2013 from the second quarter of 2012. The segment operating profit in the second quarter of 2012 included start-up costs related to the Company’s operations in Serbia ($2 million) and a pension curtailment gain ($7 million), neither of which recurred in the second quarter of 2013. Lower raw material costs ($44 million) were offset by unfavorable pricing and mix ($48 million), lower unit volumes ($4 million) and increased selling, general and administrative costs ($1 million).

Operating profit for the segment decreased $17 million to $59 million in the first six months of 2013. The segment operating profit in the first half of 2012 included start-up costs related to the Company’s operations in Serbia ($4 million) and a pension curtailment gain ($7 million), neither of which recurred in the first half of 2013. Lower raw material costs ($85 million) were offset by unfavorable pricing and mix ($90 million), unfavorable manufacturing efficiencies ($4 million) and lower unit volumes ($3 million). Other cost changes, including currency impacts, were unfavorable ($2 million) compared with the same period in 2012.

Outlook for Company

Second quarter raw material prices were down by approximately 1 percent from the first quarter of 2013. Management anticipates third quarter raw material prices will decline approximately 4 percent sequentially compared to the second quarter. The long-term raw material outlook is for prices to generally trend higher with periods of volatility.

On July 13, 2013, workers at the Company’s Cooper Chengshan Tire joint venture began a temporary work stoppage related to concerns regarding the pending merger between Apollo and the Company. An extended work stoppage at Cooper Chengshan Tire could negatively affect the Company’s future financial performance.

The Company continues to invest in the business and expects capital expenditures for 2013 to range from $190 million to $210 million.

The Company expects its effective tax rate for 2013 will most likely be between 29 percent and 34 percent.

The Company continues to be cautious about volumes as the weak global economic conditions and sluggish tire demand are expected to continue. The Company remains confident that its transformed business model and continued solid execution of its strategic plan will position it to perform well in the future.

Liquidity and Capital Resources

Generation and uses of cash – Operating activities used $14 million of cash during the first six months of 2013 compared to a cash generation of $140 million during the first six months of 2012. Accounts payable balances decreased during the first six months of 2013 as the Company reduced raw material purchases in conjunction with its inventory management actions while in 2012, accounts payable balances increased as the Company purchased raw materials to increase production upon conclusion of the labor situation in Findlay. The change in accrued liabilities is related to the timing of recording and payment of incentive-based compensation.

Net cash used in investing activities during the first six months of 2012 and 2013 reflect capital expenditures of $78 million and $93 million, respectively. The increased spending is related primarily to automation projects and spending at the manufacturing facility in Serbia. During the first quarter of 2012, the Company acquired assets in Serbia for approximately $19 million.

During the first six months of 2012, the Company’s subsidiaries repaid $12 million of short-term notes and during the first six months of 2013, the Company’s subsidiaries issued $14 million of short-term notes. In both 2012 and 2013, the Company’s subsidiaries borrowed additional funds using long-term debt and repaid $17 million and $10 million of maturing long-term debt, respectively.

Dividends paid on the Company’s common shares in each of the first six months of 2012 and 2013 were $13 million. During the first six months of 2012 and 2013, the Company paid $3 million and $10 million in dividends to noncontrolling shareholders, respectively.

Available cash, credit facilities and contractual commitments – At June 30, 2013, the Company had cash and cash equivalents of $244 million.

Domestically, the Company has a revolving credit facility with a consortium of four banks that provides up to $200 million based on available collateral and expires in July 2016. The Company also has an accounts receivable securitization facility with a $175 million limit with a June 2014 maturity. These credit facilities remain undrawn, other than to secure letters of credit, and have no significant financial covenants until available credit is less than specified amounts. The Company’s additional borrowing capacity based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at June 30, 2013 was $232 million.

The Company’s affiliated operations in Asia have annual renewable unsecured credit lines that provide up to $413 million of borrowings and do not contain financial covenants. The additional borrowing capacity on the Asian credit lines totaled $356 million.

The Company believes that available cash from operating cash flows and credit facilities will be adequate to fund its needs, including working capital requirements, projected capital expenditures, including its portion of capital expenditures in partially-owned subsidiaries, and dividend goals. The entire amount of short-term notes payable outstanding at June 30, 2013 is primarily debt of consolidated subsidiaries. The Company expects its subsidiaries to refinance or pay these amounts during 2013.

The Company expects capital expenditures for 2013 to be in the $190 to $210 million range.

The following table summarizes long-term debt at June 30, 2013:

Parent company
8% unsecured notes due December 2019	$173.6
7.625% unsecured notes due March 2027	116.9
Capitalized leases and other	8.7

299.2
Consolidated Subsidiaries
4.28% to 6.15% unsecured notes due in 2014	23.9
4.28% to 4.70% unsecured notes due in 2015	8.6
4.00% to 6.15% unsecured notes due in 2016	16.4

48.9

Total debt	348.1
Less current maturities	21.2

$326.9

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

Forward-Looking Statements

This report contains what the Company believes are “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding projections, expectations or matters that the Company anticipates may happen with respect to the future performance of the industries in which the Company operates, the economies of the United States and other countries, or the performance of the Company itself, which involve uncertainty and risk. Such “forward-looking statements” are generally, though not always, preceded by words such as “anticipates,” “expects,” “will, “ “should, “ “believes,” “projects,” “intends,” “plans,” “estimates,” and similar terms that connote a view to the future and are not merely recitations of historical fact. Such statements are made solely on the basis of the Company’s current views and perceptions of future events, and there can be no assurance that such statements will prove to be true. It is possible that actual results may differ materially from those projections or expectations due to a variety of factors, including but not limited to:

•

the impact of our pending acquisition by a subsidiary of Apollo, including uncertainties relating to the completion of the transaction and the timing of such completion, as well as the potential for diversion of management’s attention, loss of key personnel and other disruptions to our business and operations;

•	the failure to achieve expected sales levels;

•	volatility in raw material and energy prices, including those of rubber, steel, petroleum based products and natural gas and the unavailability of such raw materials or energy sources;

•	the inability to obtain and maintain price increases to offset higher production or material costs;

•	the failure of the Company’s suppliers to timely deliver products in accordance with contract specifications;

•	changes in economic and business conditions in the world;

•	failure to implement information technologies or related systems, including failure to successfully implement an ERP system;

•	the impact of labor problems, including labor disruptions at the Company or at one or more of its large customers or suppliers;

•	changes in the Company’s relationship with joint-venture partners;

•	changes in interest or foreign exchange rates;

•	increased competitive activity including actions by larger competitors or lower-cost producers;

•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons;

•	the risks associated with doing business outside of the United States;

•	litigation brought against the Company, including products liability claims, which could result in material damages against the Company;

•	volatility in the capital and financial markets or changes to the credit markets and/or access to those markets;

•	an adverse change in the Company’s credit ratings, which could increase its borrowing costs and/or hamper its access to the credit markets;

•

changes in pension expense and/or funding resulting from investment performance of the Company’s pension plan assets and changes in discount rate, salary increase rate, and expected return on plan assets assumptions, or changes to related accounting regulations;

•	changes to tariffs or the imposition of new tariffs or trade restrictions;

•	government regulatory and legislative initiatives including environmental and healthcare matters;

•	the failure to develop technologies, processes or products needed to support consumer demand;

•	technology advancements;

•	consolidation among the Company’s competitors or customers;

•	failure to attract or retain key personnel;

•	inaccurate assumptions used in developing the Company’s strategic plan or operating plans or the inability or failure to successfully implement such plans;

•	failure to successfully integrate acquisitions into operations or their related financings may impact liquidity and capital resources;

•	the inability to recover the costs to develop and test new products or processes;

•	inability to adequately protect the Company’s intellectual property rights; and

•	inability to use deferred tax assets.

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

Further information covering issues that could materially affect financial performance is contained under Risk Factors below and in the Company’s other periodic filings with the U. S. Securities and Exchange Commission (“SEC”).

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at June 30, 2013, from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012.

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

The Company is undertaking the phased implementation of a global Enterprise Resource Planning (“ERP”) software system. The phased implementation was completed for the majority of the North America Tire segment during the first quarter of 2013, resulting in changes to certain processes in that segment. The Company believes it is maintaining and monitoring appropriate internal controls during the implementation period and further believes that its internal control environment will be enhanced as a result of this implementation. There have been no other changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Certain Litigation Related to the Apollo Merger

On June 17, 2013, an alleged stockholder of the Company filed a putative class-action lawsuit in the Court of Common Pleas of Hancock County, Ohio relating to the proposed Apollo transaction. That lawsuit, captioned Auld v. Cooper Tire & Rubber Co., et al., No. 2013-CV-293, generally alleges that the directors of the Company breached their fiduciary duties to the Company’s stockholders by agreeing to enter into the transaction for an allegedly unfair price and as the result of an allegedly unfair process.

Between June 18 and June 27, 2013, alleged stockholders of the Company filed four putative class-action lawsuits in the Court of Chancery of the State of Delaware relating to the proposed Apollo transaction. Those lawsuits, which have been consolidated under the caption In re Cooper Tire & Rubber Co. Stockholders Litigation, No. 8658-VCL, generally allege that the directors of the Company breached their fiduciary duties to the Company’s stockholders by agreeing to enter into the transaction for an allegedly unfair price and as the result of an allegedly unfair process and by failing to disclose material information to stockholders regarding the proposed transaction.

The Company, Apollo and certain affiliates of Apollo are also defendants in the Ohio and Delaware lawsuits, and are alleged to have aided and abetted the directors’ breaches of fiduciary duties.

All of the lawsuits seek, among other things, injunctive relief against the consummation of the proposed transaction. The Company and its directors believe that the allegations against them lack merit and intend to defend the lawsuits vigorously.

Certain Litigation Related to Joint Venture in China

On July 29, 2013, the Company’s Cooper Chengshan Tire joint venture in China was named as a defendant and a subsidiary of the Company was named as a third party in a complaint filed in the Weihai Intermediate People’s Court, Weihai, China, by the Company’s joint venture partner. The complaint, Case Docket No. (2013) Wei Shang Chu Zi No. 69, alleges that the proposed Apollo transaction has caused the joint venture’s labor union to implement a work stoppage and will subject the joint venture to further operational risks and seeks, among other matters, the dissolution of the joint venture pursuant to Chinese law. The Company believes that this complaint lacks merit and intends to defend the lawsuit vigorously.

Item 1A.	RISK FACTORS

Some of the more significant risk factors related to the Company and its subsidiaries follow:

The Apollo Merger is subject to various closing conditions, and uncertainties related to the Apollo Merger or the failure to complete the Apollo Merger could negatively impact the Company’s business or share price.

As previously disclosed, on June 12, 2013, the Company and Apollo announced the execution of a definitive merger agreement (the “Merger Agreement”) under which a wholly-owned subsidiary of Apollo will acquire the Company in an all-cash transaction valued at approximately $2.5 billion (the “Apollo Merger”). Under the terms of the Merger Agreement, which has been unanimously approved by the boards of directors of both companies, stockholders of the Company will receive $35.00 per share in cash.

The Apollo Merger is subject to the satisfaction of a number of conditions beyond the Company’s control, and there is no assurance that the Apollo Merger and related transactions will occur on the terms and timeline currently contemplated or at all. In addition, the efforts to satisfy the closing conditions of the Apollo Merger, including the regulatory approval process, may place a significant burden on the Company’s management and internal resources, and the proposed transaction, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations and a disruption of our operations. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the Apollo Merger process could adversely affect the Company’s business, results of operations and financial condition. In addition, the proposed transaction may also impair the Company’s ability to preserve employee morale and attract, retain and motivate key employees until the Apollo Merger is completed. If key employees depart because of uncertainty about their future roles and the potential complexities of the Apollo Merger or a desire not to remain with the business after the completion of the Apollo Merger, the Company’s business could be harmed.

If the proposed Apollo Merger is not completed, the share price of the Company’s common stock may decline to the extent that the current market price of the Company common stock reflects an assumption that the Apollo Merger and the respective related transactions will be completed. In addition, the Merger Agreement contains specified termination rights, including, in certain instances, the payment of termination fees, in the event that the Apollo Merger is not consummated.

Any disruptions to the Company’s business, individually or in combination, resulting from the announcement and pendency of the Apollo Merger and from intensifying competition from its competitors, including any adverse changes in its relationships with its customers, vendors, suppliers, joint venture and other business partners and employees or recruiting and retention efforts, could adversely affect the Company’s business, results of operations and financial condition.

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

The Company’s operations depend on maintaining a skilled workforce and any interruption of its workforce due to shortages of skilled technical, production or professional workers, work disruptions, or other events could interrupt the Company’s operations and affect its operating results. Further, a significant number of the Company’s employees are currently represented by unions. The unionized workforce at the Company’s Cooper Chengshan joint venture implemented a work stoppage on July 13, 2013. If the Company is unable to resolve this labor dispute or if there were to be an additional work stoppage or other work disruption, the Company’s business and operating results could suffer.

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

Item 6.	EXHIBITS

(a)	Exhibits

(2.1)	Agreement and Plan of Merger, dated June 12, 2013 by and among Apollo (Mauritius) Holdings Pvt. Ltd., Apollo Tyres B.V., Apollo Acquisition Corp. and the Company, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 12, 2013, is incorporated herein by reference.

(10.1)	Executive Deferred Compensation Plan, Amended and Restated as of January 1, 2013

(10.2)	Nonqualified Supplementary Benefit Plan, Amended and Restarted as of January 1, 2013

(31.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

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

August 9, 2013

    (Date)