Form 10-Q
period 2013-09-30
COOPER TIRE & RUBBER CO
filed 2014-02-28
CIK 24491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of shares of common stock of registrant outstanding

at January 31, 2014: 65,292,278

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per-share amounts)

	December 31,	September 30,
	2012	2013
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$351,817	$309,805
Notes receivable	47,646	68,996
Accounts receivable, less allowances of $13,267 at 2012 and $18,869 at 2013	415,460	440,997
Inventories at lower of cost or market:
Finished goods	380,839	418,362
Work in process	40,953	37,031
Raw materials and supplies	140,076	131,997

	561,868	587,390
Other current assets	72,904	86,861

Total current assets	1,449,695	1,494,049
Property, plant and equipment:
Land and land improvements	48,677	51,428
Buildings	315,307	324,473
Machinery and equipment	1,740,749	1,814,956
Molds, cores and rings	224,455	239,838

	2,329,188	2,430,695
Less accumulated depreciation and amortization	1,399,933	1,471,728

Net property, plant and equipment	929,255	958,967
Goodwill	18,851	18,851
Intangibles, net of accumulated amortization of $48,340 at 2012 and $60,339 at 2013	150,017	161,070
Restricted cash	7,741	2,653
Deferred income taxes	228,849	200,284
Other assets	16,752	17,094

Total assets	$2,801,160	$2,852,968

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$32,836	$26,526
Accounts payable	379,867	304,430
Accrued liabilities	221,822	273,209
Income taxes	18,297	13,488
Current portion of long-term debt	2,319	17,917

Total current liabilities	655,141	635,570
Long-term debt	336,142	326,414
Postretirement benefits other than pensions	291,546	294,798
Pension benefits	432,922	401,351
Other long-term liabilities	168,967	159,886
Deferred income tax liabilities	8,026	7,477
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued	87,850	87,850
Capital in excess of par value	919	4,129
Retained earnings	1,657,936	1,728,693
Cumulative other comprehensive loss	(551,526)	(519,293)

	1,195,179	1,301,379
Less: common shares in treasury at cost (24,691,431 at 2012 and 24,480,261 at 2013)	(437,555)	(433,327)

Total parent stockholders’ equity	757,624	868,052
Noncontrolling shareholders’ interests in consolidated subsidiaries	150,792	159,420

Total equity	908,416	1,027,472

Total liabilities and equity	$2,801,160	$2,852,968

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013

(UNAUDITED)

(Dollar amounts in thousands except per-share amounts)

	2012	2013
Net sales	$1,095,626	$832,419
Cost of products sold	897,468	735,015

Gross profit	198,158	97,404
Selling, general and administrative	68,555	69,496

Operating profit	129,603	27,908
Interest expense	(7,115)	(6,684)
Interest income	542	270
Other—income (expense)	(315)	(348)

Income before income taxes	122,715	21,146
Income tax expense	40,004	17,845

Net income	82,711	3,301
Net income attributable to noncontrolling shareholders’ interests	8,598	3,469

Net income (loss) attributable to Cooper Tire & Rubber Company	$74,113	$(168)

Basic earnings (loss) per share:
Net income (loss) attributable to Cooper Tire & Rubber Company common stockholders	$1.18	$(0.00)

Diluted earnings (loss) per share:
Net income (loss) attributable to Cooper Tire & Rubber Company common stockholders	$1.17	$(0.00)

Dividends per share	$0.105	$0.105

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013

(UNAUDITED)

(Dollar amounts in thousands)

	Three Months Ended September 30,
	2012	2013
Net income	$82,711	$3,301
Other comprehensive income
Cumulative currency translation adjustments
Foreign currency translation adjustments	10,346	12,284
Financial instruments
Change in the fair value of derivatives and marketable securities	(8,023)	(3,205)
Income tax benefit on derivative instruments	2,864	1,337

Financial instruments, net of tax	(5,159)	(1,868)
Postretirement benefit plans
Amortization of actuarial loss	11,617	13,191
Amortization of prior service credit	(172)	(142)
Income tax expense on postretirement benefit plans	(4,160)	(4,744)
Foreign currency translation effect	(4,039)	(5,607)

Postretirement benefit plans, net of tax	3,246	2,698

Other comprehensive income	8,433	13,114

Comprehensive income	91,144	16,415
Less comprehensive income attributable to noncontrolling shareholders’ interests	9,532	3,796

Comprehensive income attributable to Cooper Tire & Rubber Company	$81,612	$12,619

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013

(UNAUDITED)

(Dollar amounts in thousands except per-share amounts)

	2012	2013
Net sales	$3,138,366	$2,578,226
Cost of products sold	2,675,875	2,172,744

Gross profit	462,491	405,482
Selling, general and administrative	189,764	211,744

Operating profit	272,727	193,738
Interest expense	(23,973)	(21,016)
Interest income	1,914	707
Other—income (expense)	333	(587)

Income before income taxes	251,001	172,842
Income tax expense	81,650	65,104

Net income	169,351	107,738
Net income attributable to noncontrolling shareholders’ interests	21,924	16,340

Net income attributable to Cooper Tire & Rubber Company	$147,427	$91,398

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$2.36	$1.44

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$2.34	$1.42

Dividends per share	$0.315	$0.315

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013

(UNAUDITED)

(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2012	2013
Net income	$169,351	$107,738
Other comprehensive income
Cumulative currency translation adjustments
Foreign currency translation adjustments	9,693	9,349
Financial instruments
Change in the fair value of derivatives and marketable securities	(8,129)	1,588
Income tax benefit (expense) on derivative instruments	2,958	(605)

Financial instruments, net of tax	(5,171)	983
Postretirement benefit plans
Amortization of actuarial loss	35,020	39,558
Amortization of prior service credit	(700)	(425)
Actuarial gain from plan amendment	7,707	—
Pension curtailment gain	(7,460)	—
Income tax expense on postretirement benefit plans	(12,538)	(14,236)
Foreign currency translation effect	(3,785)	(918)

Postretirement benefit plans, net of tax	18,244	23,979

Other comprehensive income	22,766	34,311

Comprehensive income	192,117	142,049
Less comprehensive income attributable to noncontrolling shareholders’ interests	23,485	18,418

Comprehensive income attributable to Cooper Tire & Rubber Company	$168,632	$123,631

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013

(UNAUDITED)

(Dollar amounts in thousands)

	2012	2013
Operating activities:
Net income	$169,351	$107,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,194	99,222
Deferred income taxes	5,287	5,035
Stock based compensation	5,912	6,470
Change in LIFO inventory reserve	(35,389)	(37,033)
Amortization of unrecognized postretirement benefits	34,320	39,133
Changes in operating assets and liabilities:
Accounts and notes receivable	(53,130)	(40,049)
Inventories	(81,817)	15,210
Other current assets	(7,930)	(15,878)
Accounts payable	79,692	(77,932)
Accrued liabilities	67,326	53,053
Other items	12,258	(31,857)

Net cash provided by operating activities	292,074	123,112
Investing activities:
Additions to property, plant and equipment	(123,477)	(135,412)
Acquisition of assets in Serbia	(18,534)	—
Proceeds from the sale of assets	754	532

Net cash used in investing activities	(141,257)	(134,880)
Financing activities:
Net payments on short-term debt	(83,501)	(6,864)
Additions to long-term debt	10,042	24,527
Repayments on long-term debt	(21,771)	(18,657)
Acquisition of noncontrolling shareholder interest	(71)	—
Payment of dividends to noncontrolling shareholders	(3,495)	(9,790)
Payment of dividends	(19,650)	(19,950)
Issuance of common shares and excess tax benefits on options	5,177	1,869

Net cash used in financing activities	(113,269)	(28,865)
Effects of exchange rate changes on cash	254	(1,379)

Changes in cash and cash equivalents	37,802	(42,012)
Cash and cash equivalents at beginning of year	233,710	351,817

Cash and cash equivalents at end of period	$271,512	$309,805

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per-share amounts)

1.	Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. There is a year-round demand for the Company’s passenger and truck replacement tires, but sales of light vehicle replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November. Operating results for the nine-month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

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

Reclassification – certain amounts for prior years have been reclassified to conform to the current year presentation. On the 2012 Consolidated Balance Sheet, fixed asset balances at the Company’s Mexican manufacturing operations have been reclassified to more appropriately reflect the underlying nature of the assets.

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

On June 12, 2013, the Company and Apollo Tyres Ltd. (“Apollo”) announced the execution of a definitive merger agreement (the “Agreement and Plan of Merger”) under which a wholly-owned subsidiary of Apollo was to acquire the Company in an all-cash transaction valued at approximately $2.5 billion. On December 30, 2013, the Company terminated the Agreement and Plan of Merger. See Footnote 15—Subsequent Events.

The Company is a party to a trust agreement which is intended to provide funding for benefits payable and other potential payments to directors, executive officers and certain other employees under various plans and agreements of the Company. The execution of the Agreement and Plan of Merger constituted a “potential change in control” under such plans and agreements and as a result, the Company was required to fund the estimated value of the payments to be made to the beneficiaries under the trust agreement. The Company has deposited 1,906,183 of common shares with the trustee in connection with this funding. These shares are treated as treasury shares on these financial statements and in accordance with Accounting Standards Codification 260, “Earnings Per Share”, are not included in the earnings per share calculations.

During the third quarter of 2013, the Company incurred approximately $4,505 of expenses associated with the Agreement and Plan of Merger. The Company has incurred approximately $8,580 of these expenses through the nine-month period of 2013. These expenses are recorded in Selling, general & administrative expenses on the Condensed Consolidated Statements of Operations.

3.	Earnings Per Share

Net income per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30		Nine months ended September 30
	2012	2013	2012	2013
Numerator
Numerator for basic and diluted earnings per share— Net income (loss) attributable to common stockholders	$74,113	$(168)	$147,427	$91,398

Denominator
Denominator for basic earnings per share—weighted average shares outstanding	62,561	63,365	62,405	63,311
Effect of dilutive securities—stock options and other stock units	713	—	637	967

Denominator for diluted earnings per share—adjusted weighted average shares outstanding	63,274	63,365	63,042	64,278

Basic earnings (loss) per share:
Net income (loss) attributable to Cooper Tire & Rubber Company common stockholders	$1.18	$(0.00)	$2.36	$1.44

Diluted earnings (loss) per share:
Net income (loss) attributable to Cooper Tire & Rubber Company common stockholders	$1.17	$(0.00)	$2.34	$1.42

Options to purchase shares of the Company’s common stock not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares were 429,046 and none at September 30, 2012 and 2013, respectively.

4.	Fair Value of Financial Instruments

Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. The change in values of the fair value foreign currency hedges offset exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish krona, Norwegian krone, Mexican peso and Chinese yuan generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2012 and September 30, 2013 was $186,217 and $147,759, respectively. The counterparties to each of these agreements are major commercial banks.

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

Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately ($1,461) and $127 as of December 31, 2012 and September 30, 2013, respectively) are recorded as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheets and reclassified into earnings as the hedged transactions occur.

The Company assesses hedge ineffectiveness quarterly using the hypothetical derivative methodology. In doing so, the Company monitors the actual and forecasted foreign currency sales and purchases versus the amounts hedged to identify any hedge ineffectiveness. Any hedge ineffectiveness is recorded as an adjustment in the accompanying Condensed Consolidated Statements of Operations in the period in which the ineffectiveness occurs. The Company also performs regression analysis comparing the change in value of the hedging contracts versus the underlying foreign currency sales and purchases, which confirms a high correlation and hedge effectiveness.

The derivative instruments are subject to master netting arrangements with the counterparties to the contracts. The following table presents the location and amounts of derivative instrument fair values in the Condensed Consolidated Balance Sheets:

Assets/(Liabilities)	December 31, 2012		September 30, 2013
Designated as hedging instruments:
Gross amounts recognized		$(2,610)		$1,411
Gross amounts offset		1,100		(1,251)

Net amounts		(1,510)		$160

Not designated as hedging instruments:
Gross amounts recognized		245		$(114)
Gross amounts offset		—		—

Net amounts		245		$(114)

Net amounts presented	Accrued liabilities	$(1,265)	Other current assets	$46

The following table presents the location and amount of gains and losses on derivative instruments in the Condensed Consolidated Statements of Operations:

		Amount of Gain (Loss)
	Amount of Gain (Loss)	Reclassified	Amount of Gain (Loss)
	Recognized in	from Cumulative	Recognized in
Derivatives	Other Comprehensive	Other Comprehensive	Income
Designated as	Income on Derivatives	Loss into Income	on Derivatives
Cash Flow Hedges	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
Three Months Ended September 30, 2012	$(4,078)	$3,946	$364
Three Months Ended September 30, 2013	$(2,316)	$889	$126
Nine Months Ended September 30, 2012	$(2,671)	$5,458	$350
Nine Months Ended September 30, 2013	$2,926	$1,338	$(84)

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized In Income on Derivatives
Derivatives not	Recognized	Three Months Ended		Nine Months Ended
Designated as	in Income on	September 30,		September 30,
Hedging Instruments	Derivatives	2012	2013	2012	2013
Foreign exchange contracts	Other income	$115	$274	$145	$(359)

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

The valuation of foreign exchange forward contracts was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2012 and September, 2013, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The valuation of stock-based liabilities was determined using the Company’s stock price, and as a result, these liabilities are classified in Level 1 of the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and September 30, 2013:

December 31, 2012
		Quoted Prices	Significant
	Total	in Active Markets	Other	Significant
	Derivative	for Identical	Observable	Unobservable
	Assets	Assets	Inputs	Inputs
	(Liabilities)	Level (1)	Level (2)	Level (3)
Foreign Exchange Contracts	$(1,265)	$—	$(1,265)	$—
Stock-based Liabilities	$(11,934)	$(11,934)	$—	$—

September 30, 2013
		Quoted Prices	Significant
	Total	in Active Markets	Other	Significant
	Derivative	for Identical	Observable	Unobservable
	Assets	Assets	Inputs	Inputs
	(Liabilities)	Level (1)	Level (2)	Level (3)
Foreign Exchange Contracts	$46	$—	$46	$—
Stock-based Liabilities	$(15,835)	$(15,835)	$—	$—

The following tables present the carrying amounts and fair values for the Company’s financial instruments carried at cost on the Condensed Consolidated Balance Sheets. The fair value of the Company’s debt is based upon the market price of the Company’s publicly-traded debt. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2012
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Instruments	Inputs	Inputs
	Amount	Level (1)	Level (2)	Level (3)
Cash and cash equivalents	$351,817	$351,817	$—	$—
Notes receivable	47,646	47,646	—	—
Restricted cash	7,741	7,741
Notes payable	(32,836)	(32,836)	—	—
Current portion of long-term debt	(2,319)	(2,319)	—	—
Long-term debt	(336,142)	(360,142)	—	—

	September 30, 2013
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Instruments	Inputs	Inputs
	Amount	Level (1)	Level (2)	Level (3)
Cash and cash equivalents	$309,805	$309,805	$—	$—
Notes receivable	68,996	68,996	—	—
Restricted cash	2,653	2,653	—	—
Notes payable	(26,526)	(26,526)	—	—
Current portion of long-term debt	(17,917)	(17,917)	—	—
Long-term debt	(326,414)	(326,914)	—	—

5.	Business Segments

The following table details information on the Company’s operating segments.

	Three months ended September 30		Nine months ended September 30
	2012	2013	2012	2013
Revenues:
North American Tire
External customers	$795,976	$618,840	$2,212,657	$1,812,791
Intercompany	20,281	14,205	71,906	45,713

	816,257	633,045	2,284,563	1,858,504
International Tire
External customers	299,650	213,579	925,709	765,435
Intercompany	111,606	50,871	308,644	193,316

	411,256	264,450	1,234,353	958,751
Eliminations	(131,887)	(65,076)	(380,550)	(239,029)

Net sales	$1,095,626	$832,419	$3,138,366	$2,578,226

Segment profit (loss):
North American Tire	$104,830	$38,762	$192,717	$169,381
International Tire	35,506	3,083	111,381	62,322
Eliminations	(3,163)	1,736	(7,009)	2,900
Unallocated corporate charges	(7,570)	(15,673)	(24,362)	(40,865)

Operating profit	129,603	27,908	272,727	193,738
Interest expense	(7,115)	(6,684)	(23,973)	(21,016)
Interest income	542	270	1,914	707
Other—income (expense)	(315)	(348)	333	(587)

Income before income taxes	$122,715	$21,146	$251,001	$172,842

6.	Inventories

Inventory costs are determined using the last-in, first-out (“LIFO”) method for substantially all U.S. inventories. The current cost of this inventory under the first-in, first-out (“FIFO”) method was $481,967 and $493,822 at December 31, 2012 and September 30, 2013, respectively. These FIFO values have been reduced by approximately $172,847 and $135,814 at December 31, 2012 and September 30, 2013, respectively, to arrive at the LIFO value reported on the Condensed Consolidated Balance Sheets. The remaining inventories have been valued under the FIFO or average cost method. All inventories are stated at the lower of cost or market.

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

The following table discloses the amount of stock based compensation expense for the three- and nine-month periods ended September 30, 2012 and 2013:

	Three months ended September 30		Nine months ended September 30
	2012	2013	2012	2013
Stock options	$863	$989	$2,506	$2,962
Stock awards	67	—	67	—
Restricted stock units	286	280	890	839
Performance stock units	1,025	740	2,449	2,669

Total stock based compensation	$2,241	$2,009	$5,912	$6,470

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

The following table provides details of the stock option activity for the nine months ended September 30, 2013:

Number of
Shares
Outstanding at January 1, 2013	1,486,351
Granted	330,639
Exercised	(93,345)
Expired	—
Cancelled	(9,787)

Outstanding at September 30, 2013	1,713,858
Exercisable	900,116

Restricted Stock Units (RSUs)

The following table provides details of the nonvested RSU activity for the nine months ended September 30, 2013:

Number of
Restricted
Units
Nonvested at January 1, 2013	110,871
Granted	1,000
Vested	(25,415)
Accrued dividend equivalents	1,052

Nonvested at September 30, 2013	87,508

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

The following table provides details of the nonvested PSUs under the Company’s Long-Term Incentive Plans:

Performance stock units outstanding at January 1, 2013	216,623
Adjustments to outstanding units	2,077
Cancelled	(907)
Accrued dividend equivalents	2,439

Performance stock units outstanding at September 30, 2013	220,232

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

8.	Pensions and Postretirement Benefits Other than Pensions

The following tables disclose the amount of net periodic benefit costs for the Company’s defined benefit plans and other postretirement benefits relating to continuing operations:

	Pension Benefits—Domestic
	Three months ended September 30		Nine months ended September 30
	2012	2013	2012	2013
Components of net periodic benefit cost:
Service cost	$2,354	$2,970	$7,061	$8,909
Interest cost	10,714	9,657	32,142	28,972
Expected return on plan assets	(10,754)	(11,889)	(32,264)	(35,666)
Amortization of actuarial loss	9,205	11,086	27,614	33,257

Net periodic benefit cost	$11,519	$11,824	$34,553	$35,472

	Pension Benefits—International
	Three months ended September 30		Nine months ended September 30
	2012	2013	2012	2013
Components of net periodic benefit cost:
Service cost	$1	$3	$753	$9
Interest cost	4,280	3,884	12,722	11,611
Expected return on plan assets	(3,892)	(3,716)	(11,371)	(11,108)
Amortization of prior service cost	—	—	(184)	—
Amortization of actuarial loss	1,643	1,627	5,099	4,865
Cooper Avon curtailment gain	—	—	(7,460)	—

Net periodic benefit cost	$2,032	$1,798	$(441)	$5,377

	Other Postretirement Benefits
	Three months ended September 30		Nine months ended September 30
	2012	2013	2012	2013
Components of net periodic benefit cost:
Service cost	$1,040	$953	$3,121	$2,860
Interest cost	3,133	2,698	9,399	8,094
Amortization of prior service cost	(172)	(142)	(516)	(425)
Amortization of actuarial loss	769	478	2,307	1,436

Net periodic benefit cost	$4,770	$3,987	$14,311	$11,965

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

The following table reconciles the beginning and end of the period equity accounts attributable to Cooper Tire & Rubber Company and to the noncontrolling shareholders’ interests:

		Noncontrolling
	Total	Shareholders’
	Parent	Interests in	Total
	Stockholders’	Consolidated	Stockholders’
	Equity	Subsidiaries	Equity
Balance at December 31, 2012	$757,624	$150,792	$908,416
Net income	91,398	16,340	107,738
Other comprehensive income	32,233	2,078	34,311
Dividends payable to noncontrolling shareholders	—	(9,790)	(9,790)
Stock compensation plans, including tax benefit of $169	6,747	—	6,747
Cash dividends—$.315 per share	(19,950)	—	(19,950)

Balance at September 30, 2013	$868,052	$159,420	$1,027,472

10.	Changes in Cumulative Other Comprehensive Loss by Component

The following tables present the changes in Cumulative Other Comprehensive Loss by Component for the three- and nine-month periods ended September 30, 2013. All amounts are presented net of tax. Amounts in parentheses indicate debits.

	Three Months Ended September 30, 2013
	Cumulative	Changes		Unrecognized
	Currency	in the Fair		Postretirement
	Translation	Value of		Benefit
	Adjustment	Derivatives		Plans	Total
July 1, 2013	$39,449	$3,278		$(574,807)	$(532,080)
Other comprehensive income (loss) before reclassifications	11,957	(1,390	)(a)	(5,607)	4,960
Amount reclassifed from accumulated other comprehensive loss	—	(478	)(b)	8,305 (c)	7,827

Net current-period other comprehensive income	11,957	(1,868)		2,698	12,787

September 30, 2013	$51,406	$1,410		$(572,109)	$(519,293)

(a)	This amount represents $2,316 of unrealized losses on cash flow hedges, net of tax of $926, that were recognized in Other Comprehensive Loss (see Footnote 4—Fair Value of Financial Instruments for additional details).
(b)	This amount represents $889 of gains on cash flow hedges, net of tax of $411, that were reclassified out of Cumulative Other Comprehensive Loss and are included in Other income on the Condensed Consolidated Statements of Income (see Footnote 4—Fair Value of Financial Instruments for additional details).
(c)	This amount represents amortization of prior service credit of $142 and amortization of actuarial losses of ($13,191), net of tax of $4,744, that were reclassified out of Cumulative Other Comprehensive Loss and are included in the computation of net periodic benefit cost (see Footnote 8—Pension and Postretirement Benefits Other than Pensions for additional details).

	Nine Months Ended September 30, 2013
	Cumulative	Changes		Unrecognized
	Currency	in the Fair		Postretirement
	Translation	Value of		Benefit
	Adjustment	Derivatives		Plans	Total
December 31, 2012	$44,135	$427		$(596,088)	$(551,526)
Other comprehensive income (loss) before reclassifications	7,271	1,679	(a)	(918)	8,032
Amount reclassifed from accumulated other comprehensive loss	—	(696	)(b)	24,897 (c)	24,201

Net current-period other comprehensive income (loss)	7,271	983		23,979	32,233

September 30, 2013	$51,406	$1,410		$(572,109)	$(519,293)

(a)	This amount represents $2,926 of unrealized gains on cash flow hedges, net of tax of $1,247, that were recognized in Other Comprehensive Loss (see Footnote 4—Fair Value of Financial Instruments for additional details).
(b)	This amount represents $1,338 of gains on cash flow hedges, net of tax of $642, that were reclassified out of Cumulative Other Comprehensive Loss and are included in Other income on the Condensed Consolidated Statements of Income (see Footnote 4—Fair Value of Financial Instruments for additional details).
(c)	This amount represents amortization of prior service credit of $425 and amortization of actuarial losses of ($39,558), net of tax of $14,236, that were reclassified out of Cumulative Other Comprehensive Loss and are included in the computation of net periodic benefit cost (see Footnote 8 —Pensions and Postretirement Benefits Other than Pensions for additional details).

11.	Comprehensive Income Attributable to Noncontrolling Shareholders’ Interests

The following table provides the details of the comprehensive income attributable to noncontrolling shareholders’ interests:

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
Net income attributable to noncontrolling shareholders’ interests	$8,598	$3,469	$21,924	$16,340
Other comprehensive income:
Currency translation adjustments	934	327	1,561	2,078

Comprehensive income attributable to noncontrolling shareholders’ interests	$9,532	$3,796	$23,485	$18,418

12.	Product Warranty Liabilities

The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities:

	2012	2013
Reserve at January 1	$27,400	$30,139
Additions	19,656	15,032
Payments	(15,430)	(13,350)

Reserve at September 30	$31,626	$31,821

13.	Contingent Liabilities

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

The Company determines its reserves using the number of incidents expected during a year. During the third quarter of 2013, the Company increased its products liability reserve by $17,142. The addition of another year of self-insured incidents accounted for $12,609 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims. These revisions increased the reserve by $1,621. Finally, settlements and changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $2,912.

During the first nine months of 2013, the Company increased its products liability reserve by $45,705. The addition of another year of self-insured incidents accounted for $37,827 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims. These revisions increased the reserve by $5,853. Finally, settlements and changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $2,025.

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

The Company paid $6,875 during the third quarter of 2013 to resolve cases and claims and has paid $30,715 through the first nine months of 2013. The Company’s products liability reserve balance at December 31, 2012 totaled $206,349 (the current portion of $70,267 is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets) and the balance at September 30, 2013 totaled $221,339 (current portion of $98,089). The increase in the current portion is the result of the Company’s resolution of a particular case on October 15, 2013.

The products liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company offset by recoveries of legal fees. Legal costs are expensed as incurred and products liability insurance premiums are amortized over coverage periods.

For the three-month periods ended September 30, 2012 and 2013, products liability expenses totaled $27,906 and $25,722, respectively. For the nine-month periods ended September 30, 2012 and 2013, products liability expenses totaled $81,325 and $67,924, respectively. Products liability expenses are included in cost of goods sold in the Condensed Consolidated Statements of Operations.

14.	Income Taxes

For the quarter ended September 30, 2013, the Company recorded income tax expense of $17,845 (effective rate of 44.7 percent excluding discrete items) as compared to $40,004 (effective rate of 31.0 percent excluding discrete items) for the comparable period in 2012. For the nine-month period ended September 30, 2013, the Company recorded income tax expense of $65,104 (effective rate of 32.9 percent excluding discrete items) as compared to $81,650 (effective rate of 31.7 percent excluding discrete items) for the comparable period in 2012. The 2013 quarter and nine-month period income tax expense is calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. This rate differs from the U.S. federal statutory rate of 35 percent primarily because of the projected mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions with no tax benefit due to valuation allowances. Income tax expense for the three- and nine-month periods is lower due to decreased earnings in both the U.S. and non-U.S. jurisdictions compared to the same periods of the prior year.

Tax expense for the three- and nine-month periods ended September 30, 2013 included discrete tax expense of $8,389 and $8,292, respectively. This primarily includes amounts recorded for U.S. return to provision differences, the expiration of unused state tax credits, the unfavorable impact on deferred tax assets from a U.K. statutory tax rate reduction and additional expense for uncertain tax positions. For the three and nine-month periods ended September 30, 2012, income tax expense included a discrete tax expense of $1,937 and $2,056, respectively, primarily related to the unfavorable impact on deferred tax assets from a U.K. statutory tax rate reduction of $2,112.

The Company continues to maintain a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” against a portion of its U.S. and non-U.S. deferred tax asset position, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a capital loss carryforward by a valuation allowance of $22,019. In addition, the Company has recorded valuation allowances of $8,085 relating to non-U.S. net operating losses for a total valuation allowance of $30,104. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.

The Company maintains an ASC 740-10, “Accounting for Uncertainty in Income Taxes,” liability for unrecognized tax benefits for permanent and temporary book/tax differences. At September 30, 2013, the Company’s liability, exclusive of interest, totals approximately $5,389. The Company accrued an immaterial amount of interest expense related to these unrecognized tax benefits during the quarter and the nine-month period.

The Company and its subsidiaries are subject to income tax examination in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by income and franchise tax authorities for years prior to 2007.

15.	Subsequent Events

On June 12, 2013, the Company and Apollo announced the execution of the Agreement and Plan of Merger under which a wholly-owned subsidiary of Apollo was to acquire the Company in an all-cash transaction valued at approximately $2.5 billion. On December 30, 2013, the Company terminated the Agreement and Plan of Merger.

On October 4, 2013, the Company filed a complaint in Court of Chancery of the State of Delaware, captioned Cooper Tire & Rubber Co. v. Apollo (Mauritius) Holdings Pvt. Ltd. et al., No. 8980-VCG, asking that certain affiliates of Apollo be required to use their reasonable best efforts to close the then-pending merger transaction as expeditiously as possible and also seeking, among other things, declaratory relief and damages. On October 14, 2013, the Apollo entities filed counterclaims against the Company, seeking declaratory and injunctive relief.

On November 8, 2013, after expedited proceedings, the court found that the Apollo entities had not materially breached the Agreement and Plan of Merger. On December 19, 2013, the Apollo entities moved for an entry of declaratory judgment, seeking a declaration that the conditions to closing the then-pending transaction were not satisfied before the November 2013 trial. On December 30, 2013, the Company terminated the Agreement and Plan of Merger, and requested payment of the reverse termination fee, which the Apollo entities have refused to do. On January 27, 2014, the court determined that it would proceed with a decision on the Apollo entities’ motion for declaratory judgment, once briefing on that motion is complete.

On January 17, 2014, alleged stockholders of the Company filed a putative class-action lawsuit in the United States District Court for the District of Delaware relating to the terminated Apollo transaction. That lawsuit, captioned OFI Risk Arbitrages, et al. v. Cooper Tire & Rubber Co., et al., No. 1:14-cv-00068-LPS, generally alleges that the Company and certain officers violated the federal securities laws by issuing allegedly misleading disclosures in connection with the terminated transaction and seeks, among other things, damages. The Company and its officers believe that the allegations against them lack merit and intend to defend the lawsuit vigorously.

On February 24, 2014, a purported stockholder of the Company filed a derivative action on behalf of the Company in the U.S. District Court for the Northern District of Ohio against certain current officers and the current members of the Company’s board of directors. The Company is named as a nominal defendant, and the lawsuit seeks recovery for the benefit of the Company. The lawsuit, captioned Bui v. Armes, et al., No. 3:14-cv-00428, alleges that the defendants breached their fiduciary duties to the Company by issuing allegedly misleading disclosures in connection with the terminated merger transaction. The complaint also asserts claims for corporate waste and unjust enrichment. The complaint seeks, among other things, unspecified money damages from the defendants, injunctive relief, and an award of attorney’s fees.

The outcome of the above litigation cannot be predicted with certainty and settlement amounts are not estimable.

On July 13, 2013, workers at the Company’s Cooper Chengshan (Shandong) Tire Company LTD joint venture (“CCT”) began a temporary work stoppage related to concerns regarding a pending merger agreement between Apollo and the Company. On August 17, 2013, those workers returned to work on a limited basis to manufacture only non-Cooper branded products, but took other disruptive actions, including denying access to certain representatives of the Company and withholding certain business and financial information. On December 30, 2013, the Company terminated the merger agreement. Since this date, representatives of the Company regained access to the CCT facilities, including its business and financial information, and the operation has resumed production of Cooper-branded products.

In January 2014, the Company entered into an agreement (the “CCT Agreement”) with Chengshan Group Company Ltd. (“Chengshan”) and The Union of Cooper Chengshan (Shandong) Tire Company Co., Ltd. (the “Union”) regarding CCT that provides, among other matters, that the Union and Chengshan will provide support to return CCT to normal operations, in accordance with the existing joint venture agreement. In addition, the CCT Agreement provides Chengshan, with certain conditions and exceptions, a limited contractual right to either (i) purchase the Company’s equity interest in CCT or (ii) sell its equity interest in CCT to the Company. In the event Chengshan elects not to exercise its right to purchase the Company’s equity interest or sell its interest in CCT to the Company, the Company has the right to purchase Chengshan’s equity interest in CCT subject to certain conditions. The CCT Agreement further stipulates that should Chengshan purchase the Company’s equity interest in the joint venture, the Company will continue to have offtake rights with CCT agreeing to produce Cooper-branded products for a minimum of three years. In the event neither Chengshan nor the Company exercises their respective options prior to their expiration, the agreement allows for continuation of the joint venture as currently structured. For further information on the CCT Agreement, refer to the Form 8-K the Company filed on January 31, 2014.

The CCT Agreement is separate and in addition to the purchase, sale, transfer, right of first refusal and other protective rights set forth in the existing joint venture agreement between the Company and Chengshan with respect to CCT, which continues to be in effect and fully operational.

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

Consolidated Results of Operations

	Three months ended September 30			Nine months ended September 30
(Dollar amounts in millions except per share amounts)	2012	Change	2013	2012	Change	2013
Revenues:
North American Tire
External customers	$796.0	-22.3%	$618.8	$2,212.7	-18.1%	$1,812.8
Intercompany	20.3	-30.0%	14.2	71.9	-36.4%	45.7

	816.3	-22.5%	633.0	2,284.6	-18.7%	1,858.5
International Tire
External customers	299.6	-28.7%	213.6	925.7	-17.3%	765.4
Intercompany	111.6	-54.4%	50.9	308.6	-37.4%	193.3

	411.2	-35.7%	264.5	1,234.3	-22.3%	958.7
Eliminations	(131.9)	-50.6%	(65.1)	(380.5)	-37.2%	(239.0)

Net sales	$1,095.6	-24.0%	$832.4	$3,138.4	-17.8%	$2,578.2

Segment profit (loss)
North American Tire	$104.8	-63.0%	$38.8	$192.7	-12.1%	$169.4
International Tire	35.5	-91.3%	3.1	111.4	-44.1%	62.3
Eliminations	(3.1)	-154.8%	1.7	(7.0)	-141.4%	2.9
Unallocated corporate charges	(7.6)	106.6%	(15.7)	(24.4)	67.6%	(40.9)

Operating profit	129.6	-78.5%	27.9	272.7	-29.0%	193.7
Interest expense	(7.1)	-5.6%	(6.7)	(23.9)	-12.1%	(21.0)
Interest income	0.5	-40.0%	0.3	1.9	-63.2%	0.7
Other income (expense)	(0.3)	0.0%	(0.3)	0.3	-300.0%	(0.6)

Income before income taxes	122.7	-82.7%	21.2	251.0	-31.2%	172.8
Income tax expense	40.0	-55.5%	17.8	81.7	-20.3%	65.1

Net Income	82.7	-95.9%	3.4	169.3	-36.4%	107.7
Noncontrolling shareholders’ interests	(8.6)	-59.3%	(3.5)	(21.9)	-25.6%	(16.3)

Net income (loss) attributable to Cooper Tire & Rubber Company	$74.1	-100.1%	$(0.1)	$147.4	-38.0%	$91.4

Basic earnings per share	$1.18		$—	$2.36		$—

Diluted earnings per share	$1.17		$—	$2.34		$—

Consolidated net sales for the three-month period ended September 30, 2013 were $832 million, a decrease of $263 million from the comparable period one year ago. The decrease in net sales for the third quarter of 2013 compared with the third quarter of 2012 was the result of reduced unit volumes ($183 million) and less favorable pricing and mix ($88 million). The International Tire Operations segment experienced favorable exchange rates in the third quarter of 2013 ($7 million). The labor issues at CCT accounted for $122 million of the reduction in unit volumes for the quarter across both segments.

The Company recorded operating profit in the third quarter of 2013 of $28 million, a decrease of $102 million compared with the third quarter of 2012. The negative impact of the labor issues at CCT on operating profit was $29 million in the third quarter. The labor issues resulted in reduced volume ($22 million) across both segments and manufacturing inefficiencies ($7 million) in the International Tire Operations segment. Additionally, the Company incurred $5 million of selling, general and administrative costs in the third quarter associated with the Agreement and Plan of Merger.

In addition to the items described above, operating profit in the third quarter of 2013 included lower raw material costs ($36 million) and lower products liability charges ($2 million), which were offset by unfavorable pricing and mix ($76 million) and lower unit volumes ($22 million). Manufacturing cost efficiencies were $11 million unfavorable, which includes the costs associated with production curtailments incurred in the North American Tire Operations segment ($13 million) in the third quarter of 2013. Selling, general and administrative costs were lower ($3 million) compared with the same period in 2012.

Consolidated net sales for the nine-month period ended September 30, 2013 were $2,578 million, a decrease of $560 million from the comparable period one year ago. The decrease in net sales for the first nine months of 2013 compared with the first nine months of 2012 was the result of reduced unit volumes ($373 million) and less favorable pricing and mix ($197 million). The International Tire Operations segment experienced favorable exchange rates during the first nine months of 2013 ($10 million). The labor issues at CCT accounted for $122 million of the reduction in unit volumes across both segments.

The Company recorded operating profit in the first nine months of 2013 of $194 million, a decrease of $79 million compared with the first nine months of 2012. The negative impact of the labor issues at CCT on operating profit was $29 million in the first nine months of 2013. The labor issues resulted in reduced volume ($22 million) across both segments and manufacturing inefficiencies ($7 million) in the International Tire Operations segment. Additionally, the Company incurred $9 million of selling, general and administrative costs in the first nine months of 2013 associated with the Agreement and Plan of Merger. The International Tire Operations segment operating profit included start-up costs related to the Company’s operations in Serbia ($5 million) and a pension curtailment gain ($7 million) during the first nine months of 2012, neither of which recurred during 2013. The 2012 results also include $29 million of costs incurred related to labor issues at the Findlay, Ohio manufacturing facility within the North American Tire Operations segment.

In addition to the items described above, operating profit in the first nine months of 2013 included lower raw material costs ($246 million) and lower products liability charges ($13 million), which were offset by unfavorable pricing and mix ($200 million), lower unit volumes ($73 million) and increased selling, general and administrative costs ($13 million). Manufacturing cost efficiencies were $30 million unfavorable when compared with the first nine months of 2012, which includes the costs associated with production curtailments ($23 million) incurred in the North American Tire Operations segment in 2013. Other operating costs, including increased distribution costs associated with carrying higher inventories, were unfavorable ($11 million) compared with the same period in 2012.

The Company experienced decreases in the costs of certain of its principal raw materials during the first nine months of 2013 compared with the comparable period of 2012. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based. Substantially all U.S. inventories have been valued using the LIFO method of inventory costing which accelerates the impact to cost of goods sold from changes to raw material prices.

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

Products liability expenses totaled $26 million and $28 million in the third quarter of 2013 and 2012, respectively. Products liability expenses totaled $68 million and $81 million in the first nine months of 2013 and 2012, respectively. The change in the liability results from claim settlements and adjustments to existing reserves based on the Company’s quarterly comprehensive review of outstanding claims. Additional information related to the Company’s accounting for products liability costs appears in the Notes to the Condensed Consolidated Financial Statements.

Selling, general, and administrative expenses were $69 million in the third quarter of 2013 (8.3 percent of net sales) and $69 million in the third quarter of 2012 (6.3 percent of net sales). The increase in selling, general and administrative expenses as a percent of sales in the third quarter was due to lower net revenue. Third quarter 2013 costs included costs incurred relating to the Agreement and Plan of Merger and increased capitalized software amortization expense and professional service support fees related to the Company’s new ERP system. These increases were partially offset by lower incentive related expenses. For the nine-month period ended September 30, 2013, selling, general and administrative expenses were $212 million (8.2 percent of net sales) compared to $190 million (6.0 percent of net sales) for the comparable period of 2012. In addition to the increase cited for the quarter, the Company’s continued investment in Cooper brands globally also contributed to higher costs for the nine month period.

Interest expense for the third quarter of 2013 remained consistent with the third quarter of 2012 and decreased $3 million on a year to date basis when compared to the comparable period of 2012, primarily as the result of lower debt levels.

Interest income and other income have remained relatively constant during both the third quarter and on a year-to-date basis when compared to the comparable periods of 2012.

For the quarter ended September 30, 2013, the Company recorded income tax expense of $18 million (effective rate of 44.7 percent excluding discrete items) as compared to $40 million (effective rate of 31.0 percent excluding discrete items) for the comparable period in 2012. For the nine-month period ended September 30, 2013, the Company recorded income tax expense of $65 million (effective rate of 32.9 percent excluding discrete items) as compared to $82 million (effective rate of 31.7 percent excluding discrete items) for the comparable period in 2012. The 2013 quarter and nine-month period income tax expense is calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. This is impacted by the projected mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions with no tax benefit due to valuation allowances. Income tax expense for the quarter and nine-month period is lower due to decreased pretax earnings, mostly in the U.S.

Tax expense for both the three- and nine-month periods ended September 30, 2013 included discrete tax expense of $8 million. This primarily includes amounts recorded for U.S. return to provision differences, the expiration of unused state tax credits, the unfavorable impact on deferred tax assets from a U.K. statutory tax rate reduction and additional expense for uncertain tax positions. For the three and nine-month periods ended September 30, 2012, income tax expense included a discrete tax expense of $2 million for each period primarily related to the unfavorable impact on deferred tax assets from a U.K. statutory tax rate reduction.

The Company continues to maintain a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” against a portion of its U.S. and non-U.S. deferred tax asset position, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a capital loss carryforward by a valuation allowance of $22 million. In addition, the Company has recorded valuation allowances of $8 million relating to non-U.S. net operating losses for a total valuation allowance of $30 million. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.

North American Tire Operations Segment

	Three months ended September 30			Nine months ended Septmber 30
(Dollar amounts in millions)	2012	Change	2013	2012	Change	2013
Net sales	$816.3	-22.5%	$633.0	$2,284.6	-18.7%	$1,858.5
Operating profit	$104.8	-63.0%	$38.8	$192.7	-12.1%	$169.4
Operating margin	12.8%	-6.7 points	6.1%	8.4%	0.7 points	9.1%
United States unit shipments changes:
Passenger tires
Segment		-16.0%			-14.3%
RMA members		0.2%			-3.0%
Total Industry		11.9%			5.7%
Light truck tires
Segment		-9.5%			-13.7%
RMA members		-0.5%			-2.6%
Total Industry		10.5%			7.0%
Total light vehicle tires
Segment		-14.6%			-14.2%
RMA members		0.1%			-2.9%
Total Industry		11.7%			5.9%
Total segment unit sales change		-15.1%			-15.0%

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

Sales

Net sales of the North American Tire Operations segment for the third quarter of 2013 decreased $183 million, or 22.5 percent from the third quarter of 2012. The decrease in sales was a result of lower unit volumes ($123 million) and unfavorable pricing and mix ($60 million). Unit shipments for the segment decreased 15.1 percent compared with the third quarter of 2012. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 14.6 percent in the third quarter of 2013 compared with the third quarter of 2012. This decrease compares with a 0.1 percent increase in total light vehicle shipments experienced by the members of the Rubber Manufacturers Association (“RMA”), and an 11.7 percent increase in total light vehicle shipments experienced for the total industry (which includes an estimate for non-RMA members). The reduced volume in the North American segment is a result of increased competition from imports, primarily on private label and lower value entry level consumer tires. Additionally, volumes were impacted by the effects on shipping efficiency resulting from the continued implementation of an ERP system in the U.S. The labor issues at CCT accounted for $29 million of the reduction in unit volumes for the quarter.

Net sales of the North American Tire Operations segment for the first nine months of 2013 decreased $426 million, or 18.7 percent from the first nine months of 2012. The decrease in sales was a result of lower unit volumes ($344 million) and unfavorable pricing and mix ($82 million). Unit shipments for the segment decreased 15.0 percent compared with the nine-month period ended September 30, 2012. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 14.2 percent in the first nine months of 2013 compared with the comparable period of 2012. This decrease compares with a 2.9 percent decrease in total light vehicle shipments experienced by the members of the RMA, and a 5.9 percent increase in total light vehicle shipments experienced for the total industry. The performance of the segment against the industry for the nine-month period is attributable to the same factors outlined for the third quarter.

Operating Profit

Operating profit for the segment decreased $66 million to $39 million in the third quarter of 2013 compared to the third quarter of 2012. Lower raw material costs ($20 million) and lower products liability charges ($2 million) were offset by unfavorable pricing and mix ($53 million). Unit volumes were lower ($26 million), including $6 million as a result of the labor issues at CCT. Selling, general and administrative costs ($5 million) were lower in the third quarter of 2013, reflecting primarily lower incentive related expenses. Manufacturing cost efficiencies were $12 million unfavorable, which includes the costs associated with production curtailments ($13 million) incurred in the third quarter of 2013. Other operating costs were unfavorable ($2 million) compared with the same period in 2012.

Operating profit for the segment decreased $23 million to $169 million in the first nine months of 2013. Lower raw material costs ($165 million) and lower products liability charges ($13 million) were offset by unfavorable pricing and mix ($113 million) and lower unit volumes ($73 million), including $6 million as a result of the labor issues at CCT. Selling, general and administrative costs ($8 million) were higher in the first nine months of 2013 due to investments in driving brand awareness and increased capitalized software amortization expense, partially offset by lower incentive related compensation expense. Other operating costs, including increased distribution costs associated with carrying higher inventories and the effects on shipping efficiency resulting from the continued implementation of an ERP system, were unfavorable ($9 million) compared with the same period in 2012.

Manufacturing cost efficiencies for the first nine months of 2013 were $2 million favorable, which includes the costs associated with production curtailments ($23 million) incurred in the first nine months of 2013. The first quarter of 2012 results include $29 million of costs incurred related to labor issues at the Findlay, Ohio manufacturing facility.

The segment’s internally calculated raw material index of 210 during the quarter was a decrease of 8.1 percent from the same period of 2012. The raw material index decreased 5.5 percent sequentially from the quarter ended June 30, 2013.

International Tire Operations Segment

	Three months ended September 30			Nine months ended September 30
(Dollar amounts in millions)	2012	Change	2013	2012	Change	2013
Net sales	$411.2	-35.7%	$264.5	$1,234.3	-22.3%	$958.8
Operating profit	$35.5	-91.3%	$3.1	$111.4	-44.1%	$62.3
Operating margin	8.6%	-7.4 points	1.2%	9.0%	-2.5 points	6.5%
Unit sales change		-39.0%			-15.4%

Overview

The International Tire Operations segment has affiliated operations in the U.K., the PRC and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. CCT manufactures and markets radial and bias medium truck tires as well as passenger and light truck tires for domestic and global markets. Cooper Kunshan Tire manufactures light vehicle tires and, under an agreement with the government of the PRC, these tires were exported to markets outside of the PRC through 2012. Beginning in 2013, tires produced at the facility have also been sold in the domestic market. The Serbian entity manufactures light vehicle tires primarily for the European markets. The majority of the tires manufactured by the segment are sold in the replacement market, with a relatively small percentage currently sold to OEMs.

Sales

Net sales of the International Tire Operations segment for the third quarter of 2013 decreased $147 million, or 35.7 percent from the third quarter of 2012. The decrease in sales was a result of lower unit volumes ($150 million) and unfavorable pricing and mix ($4 million). The segment experienced favorable exchange rates in the third quarter of 2013 ($7 million). Domestic shipments in the PRC were negatively impacted by the work stoppage at CCT. In addition, intercompany shipments to North America were lower primarily due to the work stoppage at CCT. The labor issues at CCT accounted for $116 million of the reduction in unit volumes for the quarter.

Net sales of the International Tire Operations segment for the first nine months of 2013 decreased $276 million, or 22.3 percent from the first nine months of 2012. The decrease in sales was a result of lower unit volumes ($169 million) and unfavorable pricing and mix ($117 million). The segment experienced favorable exchange rates in the first nine months of 2013 ($10 million). The performance of the segment for the nine-month period is attributable to the lower intercompany volume through September 30, 2013, coupled with the impact of the work stoppage in the third quarter.

Operating Profit

Operating profit for the segment decreased $32 million to $3 million in the third quarter of 2013 from the third quarter of 2012. The impact of the labor issues at CCT on operating profit was $22 million in the third quarter. The labor issues resulted in reduced volume ($15 million) and manufacturing inefficiencies ($7 million).

In addition to the items described above, operating profit in the third quarter included lower raw material costs ($22 million) and decreased selling, general and administrative costs ($3 million), which were offset by unfavorable pricing and mix ($28 million) and lower unit volumes ($8 million). Other cost changes were favorable ($1 million) compared with the same period in 2012.

Operating profit for the segment decreased $49 million to $62 million in the first nine months of 2013. The impact of the labor issues at CCT on operating profit was $22 million in the first nine months of 2013. The labor issues resulted in reduced volume ($15 million) and manufacturing inefficiencies ($7 million). The International Tire Operations segment operating profit included start-up costs related to the Company’s operations in Serbia ($5 million) and a pension curtailment gain ($7 million) during the first nine months of 2012, neither of which recurred during 2013.

In addition to the items described above, operating profit in the first nine months of 2013 included lower raw material costs ($107 million) and decreased selling, general and administrative costs ($2 million), which were offset by unfavorable pricing and mix ($118 million), lower unit volumes ($11 million) and unfavorable manufacturing efficiencies ($4 million). Other cost changes were unfavorable ($1 million) compared with the same period in 2012.

Outlook for Company

On July 13, 2013, workers at CCT began a temporary work stoppage related to concerns regarding the then-pending merger between Apollo and the Company. While workers returned to work at CCT on August 17, 2013, and production resumed, the plant did not begin to produce Cooper-branded products and withheld certain financial information. On December 30, 2013, the Company terminated the merger agreement. Since this date, representatives of the Company regained access to the CCT facilities, including its business and financial information, and the operation has resumed production of Cooper-branded products. The lost production of Cooper-branded tires from this plant will negatively affect the Company’s future financial performance. In addition, the limited access to certain financial information has affected and could continue to affect the Company’s ability to report financial results on a timely basis.

Third quarter raw material prices were down by approximately 8.1 percent from the third quarter of 2012. Management expects to report fourth quarter raw material prices will decline approximately 1.3 percent sequentially compared to the third quarter. The long-term raw material outlook is for prices to generally trend higher with periods of volatility.

The Company continues to invest in its business, capital expenditures for 2013 will be between $180 million to $190 million.

The Company’s tax rate for 2013 is expected to be between 36 percent and 40 percent.

The Company will report positive Operating Profit and Net Income Attributable to Cooper Tire & Rubber Company for the fourth quarter and second half of 2013 despite the negative effects that occurred in the third quarter related to the Apollo merger agreement as well as increased competition that reduced the Company’s private label and lower price point tire volumes in North America. These negative impacts are expected to carry over into the results for the fourth quarter of 2013 and beyond, but to a lesser degree. The Company remains confident that its transformed business model and continued solid execution of its strategic plan will position it to perform well in the future.

The Company will report 2013 year-end cash and cash equivalents approaching $400 million.

Liquidity and Capital Resources

Generation and uses of cash – Operating activities generated $123 million of cash during the first nine months of 2013 compared to a cash generation of $292 million during the first nine months of 2012. In 2013, the Company did not increase inventory balances due in part to the labor situation at CCT. Accounts payable balances decreased during the first nine months of 2013 as the Company reduced raw material purchases in conjunction with its inventory management actions while in 2012, accounts payable balances increased as the Company purchased raw materials to increase production upon conclusion of the labor situation in Findlay. The change in other items relates to changes in the income taxes payable balances and the long-term portion of the products liability balance.

Net cash used in investing activities during the first nine months of 2012 and 2013 reflect capital expenditures of $123 million and $135 million, respectively. The increased spending is related primarily to automation projects and spending at the manufacturing facility in Serbia. During the first quarter of 2012, the Company acquired assets in Serbia for approximately $19 million.

During the first nine months of 2012, the Company’s subsidiaries repaid $84 million of short-term notes and during the first nine months of 2013, the Company’s subsidiaries repaid $7 million of short-term notes. In both 2012 and 2013, the Company’s subsidiaries borrowed additional funds using long-term debt and repaid $22 million and $19 million of maturing long-term debt, respectively.

Dividends paid on the Company’s common shares in each of the first nine months of 2012 and 2013 were $20 million. During the first nine months of 2012 and 2013, the Company paid $3 million and $10 million in dividends to noncontrolling shareholders, respectively.

Available cash, credit facilities and contractual commitments – At September 30, 2013, the Company had cash and cash equivalents of $310 million.

Domestically, the Company has a revolving credit facility with a consortium of four banks that provides up to $200 million based on available collateral and expires in July 2016. The Company also has an accounts receivable securitization facility with a $175 million limit with a June 2015 maturity. These credit facilities remain undrawn, other than to secure letters of credit, and have no significant financial covenants until available credit is less than specified amounts. The Company’s additional borrowing capacity based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at September 30, 2013 was $235 million.

The Company’s affiliated operations in Asia have annual renewable unsecured credit lines that provide up to $415 million of borrowings and do not contain financial covenants. The additional borrowing capacity on the Asian credit lines totaled $360 million.

The Company believes that available cash from operating cash flows and credit facilities will be adequate to fund its needs, including working capital requirements, projected capital expenditures, including its portion of capital expenditures in partially-owned subsidiaries, and dividend goals. The entire amount of short-term notes payable outstanding at September 30, 2013 is primarily debt of consolidated subsidiaries. The Company expects its subsidiaries to refinance or pay these amounts during 2013.

The Company expects capital expenditures for 2013 to be in the $180 to $190 million range.

The following table summarizes long-term debt at September 30, 2013:

Parent company
8% unsecured notes due December 2019	$173.6
7.625% unsecured notes due March 2027	116.9
Capitalized leases and other	8.7

299.2
Consolidated Subsidiaries
4.28% to 6.15% unsecured notes due in 2014	20.6
4.28% to 4.70% unsecured notes due in 2015	8.5
4.00% to 6.15% unsecured notes due in 2016	11.1
5.88% and 6.51% secured notes due in 2016	4.9

45.1

Total debt	344.3
Less current maturities	17.9

$326.4

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

Forward-Looking Statements

This report contains what the Company believes are “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding projections, expectations or matters that the Company anticipates may happen with respect to the future performance of the industries in which the Company operates, the economies of the United States and other countries, or the performance of the Company itself, which involve uncertainty and risk. Such “forward-looking statements” are generally, though not always, preceded by words such as “anticipates,” “expects,” “will,” “should, “ “believes,” “projects,” “intends,” “plans,” “estimates,” and similar terms that connote a view to the future and are not merely recitations of historical fact. Such statements are made solely on the basis of the Company’s current views and perceptions of future events, and there can be no assurance that such statements will prove to be true. It is possible that actual results may differ materially from those projections or expectations due to a variety of factors, including but not limited to:

•	volatility in raw material and energy prices, including those of rubber, steel, petroleum based products and natural gas and the unavailability of such raw materials or energy sources;

•	the failure of the Company’s suppliers to timely deliver products in accordance with contract specifications;

•	changes in economic and business conditions in the world;

•	failure to implement information technologies or related systems, including failure by the Company to successfully implement an ERP system;

•	increased competitive activity including actions by larger competitors or lower-cost producers;

•	the failure to achieve expected sales levels;

•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons;

•

the ultimate outcome of litigation brought against the Company, including stockholder lawsuits relating to the Apollo merger as well as products liability claims, in each case which could result in commitment of significant resources and time to defend and possible material damages against the Company;

•	changes to tariffs or the imposition of new tariffs or trade restrictions;

•

changes in pension expense and/or funding resulting from investment performance of the Company’s pension plan assets and changes in discount rate, salary increase rate, and expected return on plan assets assumptions, or changes to related accounting regulations;

•	government regulatory and legislative initiatives including environmental and healthcare matters;

•	volatility in the capital and financial markets or changes to the credit markets and/or access to those markets;

•	changes in interest or foreign exchange rates;

•	an adverse change in the Company’s credit ratings, which could increase borrowing costs and/or hamper access to the credit markets;

•	the risks associated with doing business outside of the United States;

•	the failure to develop technologies, processes or products needed to support consumer demand;

•	technology advancements; the inability to recover the costs to develop and test new products or processes;

•	the impact of labor problems, including labor disruptions at the Company, its joint ventures, including CCT, or at one or more of its large customers or suppliers;

•	failure to attract or retain key personnel;

•	consolidation among the Company’s competitors or customers;

•	inaccurate assumptions used in developing the Company’s strategic plan or operating plans or the inability or failure to successfully implement such plans;

•	failure to successfully integrate acquisitions into operations or their related financings may impact liquidity and capital resources;

•	the ability to sustain operations at CCT, including obtaining financial and other operational data of CCT;

•	changes in the Company’s relationship with its joint-venture partners, or changes in the ownership structure of its joint ventures, including changes resulting from the CCT Agreement:

•	the inability to obtain and maintain price increases to offset higher production or material costs;

•	inability to adequately protect the Company’s intellectual property rights;

•	inability to use deferred tax assets; and

•	the ultimate outcome of legal actions brought by the Company against wholly-owned subsidiaries of Apollo Tyres Ltd.

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

There have been no material changes in market risk at September 30, 2013, from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012.

Item 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports the Company files or submits as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) to allow timely decisions regarding required disclosures.

Ineffective Disclosure Controls

As a result of circumstances that arose during the third quarter of 2013 due to labor actions relating to the merger agreement with Apollo, the Company was unable to file the third quarter 2013 Form 10-Q within the time period specified in the SEC rules and forms. This filing delay was caused by the inability to obtain certain business and financial information from CCT joint venture in a timely manner. As a result of this situation the Company has concluded that its disclosure controls and procedures were not effective for the third quarter of 2013.

Changes in Internal Controls Over Financial Reporting During the Period

On July 13, 2013, workers at CCT began a temporary work stoppage related to concerns regarding a pending merger agreement between Apollo Tyres Ltd. (“Apollo”) and the Company. On August 17, 2013, those workers returned to work on a limited basis to manufacture only non-Cooper branded products, but took other disruptive actions, including denying access to certain representatives of the Company and withholding certain business and financial information. On December 30, 2013, the Company terminated the merger agreement. Since this date, representatives of the Company regained access to the CCT facilities, including its business and financial information.

CCT personnel maintained previously established internal controls (“historical controls”) during the period in which the Company had limited access to CCT financial information. Since regaining access to the business and financial information, the Company and its representatives have performed an evaluation of the historical controls performed at CCT for the quarter ended September 30, 2013. As deemed necessary, the Company and its representatives implemented incremental internal controls in order to provide management with reasonable assurance regarding the reliability of financial reporting and the preparation of the financial information for the quarter ended September 30, 2013. The incremental internal controls included, but were not limited to: additional inventory verification procedures, confirmation of account balances with customers and confirmation of cash and bank note balances with financial institutions as of December 31, 2013. As deemed necessary, procedures were performed to roll back activity from the date of the incremental procedures to the balance sheet date of September 30, 2013.

The Company believes that internal controls over financial reporting at CCT operated effectively for the quarter ended September 30, 2013. This position is supported by the results of the Company’s evaluation of the historical controls performed by CCT, coupled with the incremental internal controls performed by the Company once access to the facility was regained.

In addition, the Company is undertaking the phased implementation of a global Enterprise Resource Planning (“ERP”) software system. The phased implementation was completed for the majority of the North America Tire segment during the first quarter of 2013, resulting in changes to certain processes in that segment. The Company believes that its internal controls over financial reporting are designed and operating effectively during the implementation period and further believes that its internal control over financial reporting will be enhanced as a result of this implementation.

There have been no other changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Conclusion

The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of September 30, 2013 (“Evaluation Date”)) using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework (1992) as a basis for its assessment. Based on its initial evaluation, the Company’s CEO and CFO concluded that its disclosure controls and procedures were not effective as of the Evaluation Date as a result of the situation at CCT as described above which resulted in the Company’s failure to file this Form 10-Q on a timely basis.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Certain Litigation Related to the Apollo Merger

On June 17, 2013, an alleged stockholder of the Company filed a putative class-action lawsuit in the Court of Common Pleas of Hancock County, Ohio relating to the proposed acquisition of the Company (the “Apollo transaction”) by wholly owned subsidiaries of Apollo Tyres Ltd. (“Apollo”). That lawsuit, captioned Auld v. Cooper Tire & Rubber Co., et al., No. 2013-CV-293, generally alleges that the directors of the Company breached their fiduciary duties to the Company’s stockholders by agreeing to enter into the transaction for an allegedly unfair price and as the result of an allegedly unfair process.

Between June 18 and June 27, 2013, alleged stockholders of the Company filed four other putative class-action lawsuits in the Court of Chancery of the State of Delaware relating to the proposed Apollo transaction. Those lawsuits, which were consolidated under the caption In re Cooper Tire & Rubber Co. Stockholders Litigation, No. 8658-VCL, generally allege that the directors of the Company breached their fiduciary duties to the Company’s stockholders by agreeing to enter into the then-pending transaction for an allegedly unfair price and as the result of an allegedly unfair process and by failing to disclose material information to stockholders regarding the proposed transaction.

The Company, Apollo and certain affiliates of Apollo are also defendants in the Ohio and Delaware lawsuits, and are alleged to have aided and abetted the directors’ breaches of fiduciary duties. All of these Ohio and Delaware lawsuits seek, among other things, declaratory and injunctive relief. The Company and its directors believe that the allegations against them lack merit and intend to defend the lawsuits vigorously.

On October 4, 2013, the Company filed a complaint in the Court of Chancery of the State of Delaware, captioned Cooper Tire & Rubber Co. v. Apollo (Mauritius) Holdings Pvt. Ltd. et al., No. 8980-VCG, asking that certain affiliates of Apollo be required to use their reasonable best efforts to close the then-pending merger transaction as expeditiously as possible and also seeking, among other things, declaratory relief and damages. On October 14, 2013, the Apollo entities filed counterclaims against the Company, seeking declaratory and injunctive relief.

On November 8, 2013, after expedited proceedings, the court found that the Apollo entities had not materially breached the merger agreement. On December 19, 2013, the Apollo entities moved for an entry of declaratory judgment, seeking a declaration that the conditions to closing the then-pending transaction were not satisfied before the November 2013 trial. On December 30, 2013, the Company terminated the merger agreement with the Apollo entities, and requested payment of the reverse termination fee, which the Apollo entities have refused to do. On January 27, 2014, the court determined that it would proceed with a decision on the Apollo entities’ motion for declaratory judgment, once briefing on that motion is complete.

Federal Securities Litigation

On January 17, 2014, alleged stockholders of the Company filed a putative class-action lawsuit in the United States District Court for the District of Delaware relating to the terminated Apollo transaction. That lawsuit, captioned OFI Risk Arbitrages, et al. v. Cooper Tire & Rubber Co., et al., No. 1:14-cv-00068-LPS, generally alleges that the Company and certain officers violated the federal securities laws by issuing allegedly misleading disclosures in connection with the terminated transaction and seeks, among other things, damages. The Company and its officers believe that the allegations against them lack merit and intend to defend the lawsuit vigorously.

On February 24, 2014, a purported stockholder of the Company filed a derivative action on behalf of the Company in the U.S. District Court for the Northern District of Ohio against certain current officers and the current members of the Company’s board of directors. The Company is named as a nominal defendant, and the lawsuit seeks recovery for the benefit of the Company. The lawsuit, captioned Bui v. Armes, et al., No. 3:14-cv-00428, alleges that the defendants breached their fiduciary duties to the Company by issuing allegedly misleading disclosures in connection with the terminated merger transaction. The complaint also asserts claims for corporate waste and unjust enrichment. The complaint seeks, among other things, unspecified money damages from the defendants, injunctive relief and an award of attorney’s fees.

Certain Litigation Related to Joint Venture in China

On July 29, 2013, the Company’s CCT joint venture in China was named as a defendant and a subsidiary of the Company was named as a third party in a complaint filed in the Weihai Intermediate People’s Court, Weihai, China, by the Company’s joint venture partner. In connection with the execution of the CCT Agreement (See Footnote 15—Subsequent Events, above), this complaint was dismissed.

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

The Company is facing risks related to the impact of labor disruptions at its CCT joint venture, changes in the Company’s ownership interests in CCT and changes in its relationship with its joint venture partner.

As previously disclosed, the Company has experienced work stoppages and other labor disruptions at CCT related to concerns regarding the then-pending merger agreement between Apollo and the Company, including denying access to certain representatives of the Company and withholding certain business and financial information. On December 30, 2013, the Company terminated the merger agreement with Apollo. Since this date, representatives of the Company regained access to the CCT facilities, including its business and financial information, and operations have returned to normal. Were labor or other disruptions at CCT to resume, it could have a negative effect on the Company’s operations, financial position and cash flows, as well as its ability to report its results on a timely basis.

In January 2014, the Company entered into an agreement (the “CCT Agreement”) with Chengshan Group Company Ltd. (“Chengshan”) and The Union of Cooper Chengshan (Shandong) Tire Company Co., Ltd. (the “Union”) regarding CCT that provides, among other matters, that the Union and Chengshan will provide support to return CCT to normal operations. In addition, the CCT Agreement provides Chengshan a limited contractual right to either (i) purchase the Company’s equity interest in CCT or (ii) sell its equity interest in CCT to the Company. The uncertainty regarding the ultimate ownership of CCT during the term of the purchase and sale rights set forth in the CCT Agreement could have an adverse impact on our business and our strategic growth plans. In addition, the forced sale of the Company’s equity interests in CCT to Chengshan or forced purchase of Chengshan’s equity interest in CCT by the Company pursuant to the CCT Agreement could have an adverse impact on the Company’s business, strategic growth plans, financial position, cash flows and results of operations.

The Company may fail to successfully develop or implement information technologies or related systems, resulting in a significant competitive disadvantage.

Successfully competing in the highly competitive tire industry can be impacted by the successful development of information technology. If the Company fails to successfully implement information technology systems, it may be at a disadvantage to its competitors resulting in lost sales and negative impacts on the Company’s earnings.

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

The Company’s ability to competitively source and sell tires can be significantly impacted by changes in tariffs imposed by various governments. Other effects, including impacts on the price of tires, responsive actions from other governments and the opportunity for other competitors to establish a presence in markets where the Company participates could also have significant impacts on the Company’s results. In September 2012, a special tariff on light vehicle tires imported from the PRC to the U.S. expired, which has resulted in an increase in imported tires from the PRC which has impacted the Company’s sales, market share and profits.

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

The Company has affiliate, subsidiary and joint venture operations worldwide, including in the U.S., the U.K., Europe, Mexico and the PRC. The Company has two manufacturing entities, the Cooper Chengshan joint venture and Cooper Kunshan, in the PRC and has continued to expand operations in that country. The Company also is the majority owner of COOCSA, a manufacturing entity in Mexico, and has established an operation in Serbia. There are a number of risks in doing business abroad, including political and economic uncertainty, social unrest, sudden changes in laws and regulations, shortages of trained labor and the uncertainties associated with entering into joint ventures or similar arrangements in foreign countries. These risks may impact the Company’s ability to expand its operations in different regions and otherwise achieve its objectives relating to its foreign operations, including utilizing these locations as suppliers to other markets. In addition, compliance with multiple and potentially conflicting foreign laws and regulations, import and export limitations and exchange controls is burdensome and expensive. The Company’s foreign operations also subject it to the risks of international terrorism and hostilities and to foreign currency risks, including exchange rate fluctuations and limits on the repatriation of funds.

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

The Company’s operations depend on maintaining a skilled workforce and any interruption of its workforce due to shortages of skilled technical, production or professional workers, work disruptions, or other events could interrupt the Company’s operations and affect its operating results. Further, a significant number of the Company’s employees are currently represented by unions. If the Company is unable to resolve labor disputes or if there are work stoppages or other work disruptions, the Company’s business and operating results could suffer. See also related comments under “The Company is facing risks related to the impact of labor disruptions and changes in the Company’s relationship with, or ownership interests in, its Cooper Chengshan (Shandong) Tire Company Ltd. joint venture.”

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

The Company is facing risks relating to enactment of healthcare legislation .

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

The Company has significant net deferred tax assets recorded on the balance sheet and determines at each reporting period whether or not a valuation allowance is necessary based upon the expected realizability of such deferred tax assets. In the U.S., the Company has recorded deferred tax assets, the largest of which relate to products liability, pension and other postretirement benefit obligations, partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. The Company’s non-U.S. deferred tax assets relate to pension, accrued expenses and net operating losses, and are partially offset by deferred tax liabilities related to accelerated depreciation. Based upon the Company’s assessment of the realizability of its net deferred tax assets, the Company maintains a small valuation allowance for the portion of its U.S. deferred tax assets primarily associated with a capital loss carryforward. In addition, the Company has recorded valuation allowances for deferred tax assets primarily associated with non-U.S. net operating losses. The Company’s assessment of the realizability of deferred tax assets is based on certain assumptions regarding future profitability, and potentially adverse business conditions that could have a negative impact on the realizability and therefore impact the Company’s operating results or financial position.

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
Vice President, Chief Financial Officer
And Treasurer
(Principal Financial Officer)

/s/ R. W. Huber
R. W. Huber
Director of External Reporting
(Principal Accounting Officer)

February 28, 2014

(Date)