Form 10-K
period 2013-12-31
COOPER TIRE & RUBBER CO
filed 2014-03-14
CIK 24491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2013 was $2,099,912,950.

The number of shares outstanding of the registrant’s common stock as of February 28, 2014 was 65,292,278.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information from the registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders will be herein incorporated by reference into Part III, Items 10 – 14, of this report.

COOPER TIRE & RUBBER COMPANY – FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Cooper Tire & Rubber Company was incorporated in the state of Delaware in 1930 as the successor to a business originally founded in 1914. Based in Findlay, Ohio, Cooper and its family of companies currently operate 9 manufacturing facilities and 40 distribution centers in 11 countries. As of December 31, 2013, it employed 13,280 persons worldwide.

Business Segments

North American Tire Operations Segment

The North American Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the United States (“U.S.”) replacement market. The segment also distributes tires for racing, medium truck and motorcycles that are manufactured in the Company’s International Tire Operations segment. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to original equipment manufacturers (“OEMs”).

The segment operates in a highly competitive industry, which includes Bridgestone Corporation, Goodyear Tire & Rubber Company and Groupe Michelin. These competitors are substantially larger than the Company and serve OEMs as well as the replacement tire market. The segment also faces competition from low-cost producers in Asia, Mexico, South America and Central Europe. Some of those producers are foreign affiliates of the segment’s competitors in North America. The segment had a market share in 2013 of approximately 12 percent of all light vehicle replacement tire sales in the U.S. The segment also participates in the U.S. medium truck replacement market. In addition to manufacturing tires in the U.S., the segment has a joint venture manufacturing operation in Mexico, Corporacion de Occidente SA de CV (“COOCSA”). A portion of the products manufactured by the segment are exported throughout the world.

Success in competing for the sale of replacement tires is dependent upon many factors, the most important of which are price, quality, performance, line coverage, availability through appropriate distribution channels and relationships with dealers and retailers. Other factors include warranty, credit terms and other value-added programs. The segment has built close working relationships through the years with independent dealers. It believes those relationships have enabled it to obtain a competitive advantage in that channel of the market. As a steadily increasing percentage of replacement tires are sold by large regional and national tire retailers, the segment has increased its penetration of those distribution channels, while maintaining a focus on its traditionally strong network of independent dealers.

The segment’s replacement tire business has a broad customer base that includes purchasers of proprietary brand tires that are marketed and distributed by the Company and private label tires which are manufactured by the Company but marketed and distributed by the Company’s customers. The segment is a leading supplier of private label tires in the U.S.

Customers generally place orders on a month-to-month basis and the segment adjusts production and inventory to meet those orders which results in varying backlogs of orders at different times of the year. Tire sales are subject to a seasonal demand pattern. This usually results in the sales volumes being strongest in the third and fourth quarters and weaker in the second and first quarters.

International Tire Operations Segment

The International Tire Operations segment has manufacturing operations in the United Kingdom (“U.K.”), the Republic of Serbia (“Serbia”) and the People’s Republic of China (“PRC”). The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for the global market. On January 17, 2012, the segment acquired certain assets of a light vehicle tire manufacturing facility in Serbia. This entity manufactures light vehicle tires for the European markets. The segment’s Cooper Kunshan entity in the PRC currently manufactures light vehicle tires. Under an agreement with the government of the PRC, all of the tires produced at this facility through 2012 had been exported. Beginning in 2013, tires produced at this facility are also sold in the domestic market. The segment also has a joint venture in the PRC, Cooper Chengshan (Shandong) Tire Company Ltd. (“CCT”), which manufactures and markets radial and bias medium truck tires as well as passenger and light truck tires for the global market. A small percentage of the tires manufactured by the segment are sold to OEMs.

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

During 2013, the Company experienced lower raw material costs compared to levels of 2012. The pricing volatility of natural rubber and certain other raw materials contributes to the difficulty in accurately predicting and managing these costs.

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

At December 31, 2013, the Company held cash and cash equivalents of $398 million. The Company’s inventory levels are within the targeted range to meet projected demand. The mix of inventory is critical to inventory turnover and meeting customer demand.

Research, Development and Product Improvement

The Company directs its research activities toward product development, performance and operating efficiency. The Company conducts extensive testing of current tire lines, as well as new concepts in tire design, construction and materials. During 2013, approximately 81 million miles of tests were performed on indoor test wheels and in monitored road tests. The Company has a tire and vehicle test track in Texas that assists with the Company’s testing activities. Uniformity equipment is used to physically monitor manufactured tires for high standards of ride quality. The Company continues to design and develop specialized equipment to fit the precise needs of its manufacturing and quality control requirements. Research and development expenditures were $44.6 million, $50.8 million and $51.1 million during 2011, 2012 and 2013, respectively.

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

The Company owns and uses tradenames and trademarks worldwide. While the Company believes such tradenames and trademarks as a group are of material importance, the trademarks the Company considers most significant to its business are those using the words “Cooper,” “Mastercraft” and “Avon.” The Company believes all of these significant trademarks are valid and will have unlimited duration as long as they are adequately protected and appropriately used. Certain other tradenames and trademarks are being amortized over the next four to fifteen years.

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

The Company’s manufacturing facilities, like those of the industry generally, are subject to numerous laws and regulations designed to protect the environment. In general, the Company has not experienced difficulty in complying with these requirements and believes they have not had a material adverse effect on its financial condition or the results of its operations. The Company expects additional requirements with respect to environmental matters will be imposed in the future. The Company’s 2013 expense and capital expenditures for environmental matters at its facilities were not material, nor is it expected that expenditures in 2014 for such uses will be material.

Foreign Operations

The Company has a manufacturing facility, a technical center, a distribution center and its European headquarters office located in the U.K. There are seven distribution centers and six sales offices in Europe. The Company has a manufacturing facility in the Republic of Serbia. The Company has a manufacturing facility and a joint venture manufacturing facility, 21 distribution centers, a technical center, two sales offices and an administrative office in the PRC. The Company also has a purchasing office in Singapore. In Mexico, the Company has a joint venture manufacturing facility, a sales office and a distribution center.

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

As shown in the following table, at December 31, 2013, the Company maintained 72 manufacturing, distribution, retail stores and office facilities worldwide. The Company owns a majority of the manufacturing facilities while some manufacturing, distribution and office facilities are leased.

	North American Tire Operations			International Tire Operations
Type of Facility	United States	Mexico		Europe	Asia		Total
Manufacturing	4	1	*	2	2	*	9
Distribution	10	1		8	21		40
Retail Stores	3	—		—	—		3
Technical centers and offices	6	1		8	5		20

Total	23	3		18	28		72

*	This includes a manufacturing facility that is a joint venture.

The Company believes its properties have been adequately maintained, generally are in good condition and are suitable and adequate to meet the demands of each segment’s business.

Item 3.	LEGAL PROCEEDINGS

The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at December 31, 2013. In the future, such costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

Certain Litigation Related to the Apollo Merger

On June 17, 2013, an alleged stockholder of the Company filed a putative class-action lawsuit in the Court of Common Pleas of Hancock County, Ohio relating to the proposed acquisition of the Company (the “Apollo transaction”) by wholly owned subsidiaries of Apollo Tyres Ltd. (“Apollo”). That lawsuit, captioned Auld v. Cooper Tire & Rubber Co., et al., No. 2013-CV-293, generally alleges that the directors of the Company breached their fiduciary duties to the Company’s stockholders by agreeing to enter into the transaction for an allegedly unfair price and as the result of an allegedly unfair process. As discussed below, on December 30, 2013, the Company terminated the merger agreement with the Apollo entities.

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

Federal Securities Litigation

On January 17, 2014, alleged stockholders of the Company filed a putative class-action lawsuit against the Company and certain of its officers in the United States District Court for the District of Delaware relating to the terminated Apollo transaction. That lawsuit, captioned OFI Risk Arbitrages, et al. v. Cooper Tire & Rubber Co., et al., No. 1:14-cv-00068-LPS, generally alleges that the Company and certain officers violated the federal securities laws by issuing allegedly misleading disclosures in connection with the terminated transaction and seeks, among other things, damages. The Company and its officers believe that the allegations against them lack merit and intend to defend the lawsuit vigorously.

Stockholder Derivative Litigation

On February 24 and March 6, 2014, purported stockholders of the Company filed two derivative actions on behalf of the Company in the U.S. District Court for the Northern District of Ohio against certain current officers and the current members of the Company’s board of directors. The Company is named as a nominal defendant in both lawsuits, and the lawsuits both seek recovery for the benefit of the Company. The lawsuits, captioned Bui v. Armes, et al.,No 3:14-cv-00428, and Zwang v. Armes, et al., 3:14-cv-00511, allege that the defendants breached their fiduciary duties to the Company by issuing allegedly misleading disclosures in connection with the terminated merger transaction. The Zwang lawsuit also alleges that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 by means of the same allegedly misleading disclosures. Both complaints also assert claims for waste of corporate assets and unjust enrichment. The complaints seek, among other things, unspecified money damages from the defendants, injunctive relief, and an award of attorney’s fees.

Certain Litigation Related to Joint Venture in China

On July 29, 2013, the Company’s Cooper Chengshan Tire joint venture in China was named as a defendant and a subsidiary of the Company was named as a third party in a complaint filed in the Weihai Intermediate People’s Court, Weihai, China, by the Company’s joint venture partner. In connection with the execution of the CCT Agreement (See Footnote 22 - Subsequent Events, below), this complaint was dismissed.

Item 4.	RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and all positions and offices held by all executive officers of the Company are as follows:

Name	Age	Executive Office Held	Business Experience
Roy V. Armes	61	Chairman of the Board, Chief Executive Officer, President and Director	Chairman of the Board since December 2007, Chief Executive Officer, President and Director since January 2007.

Brenda S. Harmon	62	Senior Vice President and Chief Human Resources Officer	Senior Vice President, Chief Human Resources Officer since December 2009. Previously Owner of Harmon Consulting Services since November 2008. Vice President – Human Resources of Contech Construction Products, Inc., a privately held construction products and environmental solutions company from 2004 to 2008.

Bradley E. Hughes	52	Vice President, Chief Financial Officer and Treasurer	Vice President and Chief Financial Officer since November 2009. Previously Global Product Development Controller with Ford Motor Corporation, an automobile manufacturer, since 2008; Finance Director, Ford South America Operations from 2005 to 2008.

Harold C. Miller	61	Vice President and President International Tire Operations	Vice President since March 2002.

Christopher E. Ostrander	45	Vice President and President, North American Tire Operations	Vice President since January 2011. Previously Vice President and General Manager of the Torque Control Products Division at Eaton Corporation from 2008 to 2010; General Manager from 2007 to 2008; Multi-Business Unit Manager from 2006 to 2007.

Stephen Zamansky	43	Vice President, General Counsel and Secretary	Vice President, General Counsel & Secretary since April 2011. Previously Senior Vice President, General Counsel & Secretary of Trinity Coal Corporation, a privately held mining company, from 2008 to 2011. Trinity was acquired by the Essar Group in 2010 and commenced bankruptcy proceedings in March 2013.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market information

Cooper Tire & Rubber Company common stock is traded on the New York Stock Exchange under the symbol CTB. The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

Year Ended December 31, 2012	High	Low
First Quarter	$17.99	$13.89
Second Quarter	17.99	13.82
Third Quarter	23.40	15.74
Fourth Quarter	25.65	18.38

Year Ended December 31, 2013	High	Low
First Quarter	$28.24	$24.09
Second Quarter	34.79	23.04
Third Quarter	33.26	28.61
Fourth Quarter	31.49	20.55

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

The following chart assumes three hypothetical $100 investments on December 31, 2008, and shows the cumulative values at the end of each succeeding year resulting from appreciation or depreciation in the stock market price, assuming dividend reinvestment.

Total Return To Shareholders

(Includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE
		Years Ending
Company / Index		Dec09	Dec10	Dec11	Dec12	Dec13
Cooper Tire & Rubber Company		241.72	20.34	-39.09	85.24	-3.70
S&P 500 Index		26.46	15.06	2.11	16.00	32.39
S&P 500 Auto Parts & Equipment		54.68	42.78	-17.74	4.45	64.76

		INDEXED RETURNS
		Years Ending
	Base
	Period
Company / Index	Dec08	Dec09	Dec10	Dec11	Dec12	Dec13
Cooper Tire & Rubber Company	100	341.72	411.23	250.48	463.98	446.83
S&P 500 Index	100	126.46	145.51	148.59	172.37	228.19
S&P 500 Auto Parts & Equipment	100	154.68	220.85	181.68	189.76	312.65

(b)	Holders

The number of holders of record at December 31, 2013 was 2,117.

(c)	Dividends

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

	2012		2013
March 31	$0.105	March 29	$0.105
June 30	0.105	June 28	0.105
September 30	0.105	September 30	0.105
December 30	0.105	December 31	0.105

Total:	$0.420	Total:	$0.420

(d)	Issuer purchases of equity securities

There were no repurchases of Company stock during the fourth quarter of the year ended December 31, 2013.

Item 6.	SELECTED FINANCIAL DATA

(Dollar amounts in thousands except for per share amounts)
	Net Sales	Operating Profit (Loss)	Income from Continuing Operations Before Income taxes	Income from Continuing Operations available to Cooper Tire & Rubber Company common stockholders	Earnings Per Share from Continuing Operations available to Cooper Tire & Rubber Company common stockholders
					Basic	Diluted
2009 (a)	2,763,942	156,269	115,523	93,359	1.57	1.54
2010 (a)	3,342,708	188,374	159,826	116,331	1.90	1.86
2011 (b)	3,907,820	163,301	134,146	253,503	4.08	4.02
2012	4,200,836	396,962	368,450	220,371	3.52	3.49
2013	3,437,524	240,714	212,971	109,198	1.75	1.73

	Stockholders’ Equity	Redeemable Noncontrolling Shareholders’ Interests	Long-term Debt	Total Assets	Net Property, Plant & Equipment
2009	380,524	83,528	330,971	2,100,340	839,402
2010	523,050	71,442	320,724	2,305,537	824,735
2011	697,890	—	329,496	2,509,918	899,044
2012	908,416	—	336,142	2,801,160	929,255
2013	1,156,810	—	320,959	2,737,552	974,269

	Capital Expenditures	Depreciation and Amortization	Dividends Per Share	Average Common Shares (000s)	Number of Employees
2009	79,333	123,511	0.42	59,439	12,568
2010	119,738	123,721	0.42	61,299	12,898
2011	155,406	122,899	0.42	62,150	12,890
2012	187,336	128,916	0.42	62,561	13,550
2013	180,448	134,751	0.42	63,327	13,280

(a)	The Company’s continuing operations recorded $48,718 and $20,649 of restructuring charges in 2009 and 2010, respectively, associated with the closures of its Albany, Georgia manufacturing facility and other initiatives.
(b)	The Company’s continuing operations recorded the partial release of a valuation allowance on deferred tax assets of $167,224 during 2011. The Redeemable noncontrolling shareholders’ interests were moved to Noncontrolling shareholders’ interests in consolidated subsidiaries within Equity at December 31, 2011 when the put option held by the Company’s joint venture partner in Cooper Chengshan Tire expired unexercised.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

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

In recent years, the Company expanded operations in what are considered lower-cost countries. These initiatives include the Cooper Kunshan Tire manufacturing operation in the PRC, the Cooper Chengshan joint venture in the PRC, a joint venture manufacturing operation in Mexico and a manufacturing facility in Serbia. Products from these operations provide a lower-cost source of tires for existing markets and have been used to expand the Company’s market share in Mexico, Eastern Europe and the PRC. Through a variety of other projects, the Company also has improved the competitiveness of its manufacturing operations in the United States.

On June 12, 2013, the Company and Apollo announced the execution of the Agreement and Plan of Merger under which a wholly-owned subsidiary of Apollo was to acquire the Company in an all-cash transaction valued at approximately $2.5 billion. On December 30, 2013, the Company terminated the Agreement and Plan of Merger.

On July 13, 2013, workers at CCT began a temporary work stoppage related to concerns regarding the pending merger between Apollo and the Company. On August 17, 2013, those workers returned to work on a limited basis to manufacture only non-Cooper-branded products, but took other disruptive actions, including denying access to certain representatives of the Company and withholding certain business and financial information. On December 30, 2013, the Company terminated the merger agreement. Since this date, representatives of the Company regained access to the CCT facilities, including its business and financial information and the operation has resumed production of Cooper-branded products.

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

Consolidated Results of Operations

(Dollar amounts in millions except per share amounts)

		%		%
	2011	Change	2012	Change	2013
Revenues:
North American Tire	$2,837.6	9.1%	$3,095.6	-19.7%	$2,486.6
International Tire	1,557.1	1.2%	1,576.0	-21.2%	1,241.5
Eliminations	(486.9)	-3.3%	(470.8)	-38.6%	(288.9)

Net sales	$3,907.8	7.5%	$4,200.8	-18.1%	$3,439.2

Operating profit (loss):
North American Tire	$77.4	282.3%	$295.9	-31.0%	$204.2
International Tire	102.7	39.8%	143.6	-41.5%	84.0
Eliminations	(1.4)	307.1%	(5.7)	-159.6%	3.4
Unallocated corporate charges	(15.4)	139.0%	(36.8)	38.3%	(50.9)

Operating profit	163.3	143.1%	397.0	-39.4%	240.7

Interest expense	(36.2)	-18.5%	(29.5)	-5.4%	(27.9)
Interest income	3.2	-21.9%	2.5	-68.0%	0.8
Other - net	3.8	-139.5%	(1.5)	-60.0%	(0.6)

Income before income taxes	134.1	174.8%	368.5	-42.2%	213.0

Provision (benefit) for income taxes	(135.5)	n/m	116.0	-31.6%	79.4

Net income	269.6	-6.3%	252.5	-47.1%	133.6

Noncontrolling shareholders’ interests	(16.1)	99.4%	(32.1)	-29.6%	(22.6)

Net income attributable to
Cooper Tire & Rubber Company	$253.5	-13.1%	$220.4	-49.6%	$111.0

Basic earnings per share	$4.08	-13.7%	$3.52	-50.3%	$1.75

Diluted earnings per share	$4.02	-13.2%	$3.49	-50.4%	$1.73

2013 versus 2012

Consolidated net sales for 2013 were $3,439 million, a decrease of $762 million from 2012. The decrease in net sales was the result of reduced unit volumes ($505 million) and less favorable pricing and mix ($276 million). The International Tire Operations segment experienced favorable exchange rates ($19 million). The labor issues at CCT accounted for $226 million of the reduction in unit volumes across both segments.

The Company recorded operating profit in 2013 of $241 million, a decrease of $156 million compared with 2012. The negative impact of the labor issues at CCT on operating profit was $56 million in 2013. The labor issues resulted in reduced volume ($47 million) across both segments and manufacturing inefficiencies ($9 million) in the International Tire Operations segment. Additionally, the Company incurred $18 million of selling, general and administrative costs associated with the Agreement and Plan of Merger. The International Tire Operations segment operating profit included start-up costs related to the Company’s operations in Serbia ($6 million) and a pension curtailment gain ($7 million) in 2012, neither of which recurred in 2013. The 2012 results also include $29 million of costs incurred related to labor issues at the Findlay, Ohio manufacturing facility within the North American Tire Operations segment.

In addition to the items described above, operating profit in 2013 included lower raw material costs ($277 million) and lower products liability charges ($15 million), which were offset by unfavorable pricing and mix ($268 million) and lower unit volumes ($81 million). Manufacturing cost efficiencies were $40 million unfavorable when compared with 2012, which includes the costs associated with production curtailments ($34 million) incurred in the North American Tire Operations segment in 2013. Other operating costs, including increased distribution costs associated with carrying higher inventories, were unfavorable ($13 million) compared with 2012.

The Company experienced decreases in the costs of certain of its principal raw materials during 2013 compared with 2012. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based. Substantially all U.S. inventories have been valued using the LIFO method of inventory costing, which accelerates the impact to cost of goods sold from changes to raw material prices.

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

Products liability expenses totaled $89 million and $104 million in 2013 and 2012, respectively. The change in the expense results from claim settlements and adjustments to existing reserves based on the Company’s quarterly comprehensive review of outstanding claims. Additional information related to the Company’s accounting for products liability costs appears in the “Critical Accounting Policies” portion of the MD&A.

Selling, general and administrative expenses were $275 million (8.0 percent of net sales) in 2013 and $257 million (6.1 percent of net sales) in 2012. Selling, general and administrative expenses included costs incurred relating to the Agreement and Plan of Merger ($18 million) and increased capitalized software amortization expense and professional service support fees related to the Company’s new ERP system. The Company’s continued investment in Cooper brands globally also contributed to higher costs in 2013. These increases were partially offset by lower incentive related expenses. Lower net revenue also contributed to the increase in selling, general and administrative expenses as a percent of sales.

Interest expense decreased $2 million in 2013 from 2012, primarily as the result of lower debt levels.

Interest income and other income have remained relatively constant compared to 2012.

For the year ended December 31, 2013, the Company recorded an income tax expense of $79 million on income from continuing operations before income taxes of $213 million, prior to the deduction of noncontrolling shareholders’ interests of $23 million. Comparable amounts for 2012 were an income tax expense of $116 million on income from continuing operations before income taxes of $368 million.

Worldwide tax expense is impacted significantly by the mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions with no tax benefit due to valuation allowances. Tax expense for 2013 has decreased from prior year primarily due to decreased pretax earnings.

The effects of inflation in areas other than raw materials and utilities did not have a material effect on the results of operations of the Company in 2013.

2012 versus 2011

Consolidated net sales for 2012 were $4,201 million, $293 million higher than 2011. The increase in net sales was the result of higher unit volumes ($227 million), favorable pricing and mix ($41 million) and favorable currency translation ($25 million).

The Company recorded operating profit in 2012 of $397 million, an increase of $234 million compared with 2011. Lower raw material costs ($303 million), higher unit volumes ($32 million) and favorable pricing and mix ($7 million) contributed to the higher operating profit in 2012. Increased selling, general and administrative costs ($76 million), higher manufacturing costs ($7 million) and high products liability charges ($6 million) partially offset the increases to the Company’s operating profit. Other operating costs were unfavorable ($28 million), including increased pension expenses and start-up costs related to the Company’s operations in Serbia. Higher incentive compensation costs, resulting from higher profits, affected selling, general and administrative costs and other costs. The International Tire Operations segment had a $7 million pension curtailment gain in the second quarter of 2012.

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

Products liability expenses totaled $104 million and $98 million in 2012 and 2011, respectively. The change in the expense resulted from adjustments to existing reserves based on the Company’s quarterly comprehensive review of outstanding claims.

Selling, general and administrative expenses were $257 million (6.1 percent of net sales) in 2012 compared with $182 million (4.6 percent of net sales) in 2011. The change in selling, general and administrative expenses was due primarily to increased costs related to brand investments, including selling expenses, incentive based compensation and increases in accruals for stock-based liabilities.

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

Worldwide tax expense is impacted significantly by the mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions with no tax benefit due to valuation allowances. Tax expense for 2012 has increased significantly over prior year primarily due to increased pretax earnings and the benefit of the release of the majority of its U.S. valuation allowance included in 2011.

The effects of inflation in areas other than raw materials and utilities did not have a material effect on the results of operations of the Company in 2012.

North American Tire Operations Segment

	2011	Change %		2012	Change %		2013
(Dollar amounts in millions)
Sales	$2,837.6	9.1%		$3,095.6	-19.7%		$2,486.6

Operating profit (loss)	$77.4	282.3%		$295.9	-31.0%		$204.2

Operating margin	2.7%	6.9	points	9.6%	(1.4)	points	8.2%

United States unit shipments changes:
Passenger tires
Segment		-1.0%			-13.4%
RMA members		-1.7%			-1.7%
Total Industry		-2.5%			4.4%

Light truck tires
Segment		7.5%			-11.9%
RMA members		1.8%			-0.2%
Total Industry		-0.1%			1.3%

Total light vehicle tires
Segment		0.4%			-13.1%
RMA members		-1.3%			-1.5%
Total Industry		-2.2%			4.0%

Total segment unit shipment changes		1.3%			-14.5%

The source of this information is the Rubber Manufacturers Association (“RMA”) and internal sources.

Overview

The North American Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. In addition to manufacturing tires in the U.S., the segment has a joint venture manufacturing operation in Mexico, COOCSA. The segment also distributes tires for racing, medium truck and motorcycles that are manufactured at the Company’s subsidiaries. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to original equipment manufacturers.

2013 versus 2012

Sales

Net sales of the North American Tire Operations segment decreased $609 million, or 19.7 percent from 2012. The decrease in sales was a result of lower unit volumes ($450 million) and unfavorable pricing and mix ($159 million). Unit shipments for the segment decreased 14.5 percent from 2012. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 13.1 percent in 2013 compared with 2012. This decrease compares with a 1.5 percent decrease in total light vehicle shipments experienced by the members of the RMA, and a 4.0 percent increase in total light vehicle shipments experienced for the total industry (which includes an estimate for non-RMA members). The reduced volume in the North American segment is a result of increased competition from imports, primarily on private label and lower value entry level consumer tires. Additionally, volumes were impacted by the effects on shipping efficiency resulting from the continued implementation of an ERP system in the U.S. while the labor issues at CCT accounted for $88 million of the reduction in unit volumes for the year.

Operating Profit

Operating profit for the segment decreased $92 million to $204 million in 2013. Lower raw material costs ($176 million) and lower products liability charges ($15 million) were offset by unfavorable pricing and mix ($161 million) and lower unit volumes ($95 million), including $19 million as a result of the labor issues at CCT. Selling, general and administrative costs ($7 million) were higher in 2013 due to investments in driving brand awareness and increased capitalized software amortization expense, partially offset by lower incentive related compensation expense. Other operating costs, including increased distribution costs associated with carrying higher inventories, were unfavorable ($14 million) compared with the same period in 2012.

Manufacturing cost efficiencies for 2013 were $6 million unfavorable, which includes the costs associated with production curtailments ($34 million) incurred in 2013. 2012 results include $29 million of costs incurred related to labor issues at the Findlay, Ohio manufacturing facility.

The segment’s internally calculated raw material index of 216 during the year was a decrease of 10.5 percent from 2012.

2012 versus 2011

Sales

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

The segment’s internally calculated raw material index of 242 during the year was a decrease of 6.5 percent from 2011.

International Tire Operations Segment

		Change		Change
	2011	%	2012	%	2013
(Dollar amounts in millions)
Sales	$1,557.1	1.2%	$1,576.0	-21.2%	$1,241.5

Operating profit	$102.7	39.8%	$143.6	-41.5%	$84.0

Operating margin	6.6%	0.1 point	9.1%	(2.3) points	6.8%

Unit sales change		-5.8%		-11.5%

Overview

The International Tire Operations segment has affiliated operations in the U.K., the PRC and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. CCT manufactures and markets radial and bias medium truck tires as well as passenger and light truck tires for domestic and global markets. Cooper Kunshan Tire manufactures light vehicle tires and, under an agreement with the government of the PRC, these tires were exported to markets outside of the PRC through 2012. Beginning in 2013, tires produced at the facility also have been sold in the domestic market. The Serbian entity manufactures light vehicle tires primarily for the European markets. The majority of the tires manufactured by the segment are sold in the replacement market, with a relatively small percentage currently sold to OEMs.

2013 versus 2012

Sales

Net sales of the International Tire Operations segment for 2013 decreased $334 million, or 21.2 percent from 2012. The decrease in sales was a result of lower unit volumes ($206 million) and unfavorable pricing and mix ($147 million). The segment experienced favorable exchange rates in 2013 ($19 million). Domestic shipments in the PRC were negatively impacted by the work stoppage and other labor disruptions at CCT. In addition, intercompany shipments to North America were lower primarily due to the work stoppage and other labor disruptions at CCT. The labor issues at CCT accounted for $208 million of the reduction in unit volumes in 2013.

Operating Profit

Operating profit for the segment decreased $60 million to $84 million in 2013. The negative impact of the labor issues at CCT on operating profit was $36 million in 2013. The labor issues resulted in reduced volume ($27 million) and manufacturing inefficiencies ($9 million). The International Tire Operations segment operating profit included start-up costs related to the Company’s operations in Serbia ($6 million) and a pension curtailment gain ($7 million) in 2012, neither of which recurred in 2013.

Lower raw material costs ($128 million) and decreased selling, general and administrative costs ($4 million) were offset by unfavorable pricing and mix ($140 million), lower unit volumes in addition to the effects of CCT ($11 million) and unfavorable manufacturing efficiencies ($5 million). Other cost changes were favorable ($1 million) compared with 2012.

2012 versus 2011

Sales

Net sales of the International Tire Operations segment in 2012 increased by $19 million, or 1.2 percent, from the sales levels achieved in 2011. The segment increase reflects higher unit volumes ($170 million) and favorable currency translation ($25 million), which were partially offset by lower pricing and mix ($176 million). The segment’s increase in volume was the result of higher unit sales of truck and bus radial tires, as well as increased sales of light vehicle tires as the segment continued its efforts to expand distribution and supply of these tires in the market.

Operating Profit

Operating profit for the segment in 2012 was $41 million higher than 2011. The increase in operating profit was due to lower raw material costs ($193 million) and increased unit volumes ($14 million). These improvements were partially offset by lower pricing and mix ($142 million) and unfavorable manufacturing efficiencies ($4 million). Selling, general and administrative charges were higher ($22 million) as a result of higher selling costs associated with increased sales volume, higher advertising spend and additional investments in the distribution network in the Chinese market. Start-up costs related to the Company’s operations in Serbia ($6 million) reduced operating profit in 2012. The segment had a $7 million pension curtailment gain in the second quarter of 2012.

Outlook for the Company

The Company is viewing 2014 with cautious optimism as the year looks to be another period of continuing and new challenges. Demand for tires will vary by region and likely remain sluggish compared to historical growth rates in some key markets.

The Company believes that the most significant effects from issues at the CCT Joint Venture and ERP system deployments during 2013 will diminish during the first quarter of 2014. As a result, the Company expects unit volumes to begin to recover in key markets during the first half of 2014 and the Company believes it will meet or exceed industry unit volume growth rates in its key markets for the full year. This includes the impacts from increased competition for private label and lower price point tires in the United States.

As discussed above, the Company expects to determine the long-term ownership of the CCT Joint Venture in 2014. The Company will continue to pursue its strategic goals for growth, including in China, regardless of changes to the long-term ownership of CCT.

The Company expects raw material prices to remain volatile. First quarter 2014 raw material prices are expected to be approximately 3 percent lower compared to the fourth quarter of 2013. On a longer term basis the Company expects raw material prices to generally increase, with periods of volatility. The industry has demonstrated an ability to price to help offset raw material cost volatility, but these price changes typically lag the raw material price changes.

The Company will be investing in the business and expects capital expenditures for 2014 to total $165 million to $175 million. While expenditures are higher than depreciation and amortization, the investments are in line with its strategic goals to enhance the capability of global assets and resources.

The Company expects its effective tax rate for 2014 will most likely be between 29 percent and 35 percent.

The Company’s record of achievements gives it confidence that it can successfully compete in a volatile economy and industry. The Company’s focus in 2014 will continue to be guided by its Strategic Plan which calls for achieving profitable top line growth, improving its global cost structure and improving organizational capabilities. The Company believes it will respond and manage the business accordingly to deliver value to its stakeholders.

Liquidity and Capital Resources

Generation and uses of cash - Net cash provided by operating activities of continuing operations was $272 million in 2013, a decrease from $454 million cash provided in 2012. During 2013, net income provided $134 million and other non-cash charges totaled $217 million. Changes in working capital accounts consumed $79 million. Inventory balances decreased as a result of lower raw material purchases and lower finished goods inventory due to the situation at CCT and production curtailments in North America. Accounts payable balances have decreased as a result of lower raw material purchases. The use of cash in Other items is due primarily to the reduction in accrued products liability as payments exceeded the provision and funding of the pension retirement trusts.

Net cash used in investing activities during 2013 reflects capital expenditures of $180 million, a decrease of $7 million from 2012. The Company spent $50 million and $18 million in 2012 and 2013, respectively, related to the implementation of its global ERP system. During the first quarter of 2012, the Company acquired assets in Serbia for approximately $19 million. During the first quarter of 2011, the Company invested $17 million to increase its ownership percentage in COOCSA to approximately 58 percent, and because of the increase in voting rights, now consolidates the results of those operations.

The Company’s capital expenditure commitments at December 31, 2013 were $17 million and are included in the “Unconditional purchase” line of the Contractual Obligations table which appears later in this section.

During 2011, 2012 and 2013, the Company repaid $23 million, $100 million and $12 million of short-term notes, respectively. During this same period, the Company borrowed additional funds using long-term debt and the Company repaid $1 million, $22 million and $24 million of maturing long-term debt in 2011, 2012 and 2013, respectively. In 2011, the Company paid $117 million to purchase the remaining 50-percent ownership interest in Cooper Kunshan.

Dividends paid on the Company’s common shares were $26 million in 2011 and 2012 and $27 million in 2013. The Company has maintained a quarterly dividend of 10.5 cents per share in each quarter during the three years ending December 31, 2013. The Company also paid $6 million, $3 million and $10 million in dividends to noncontrolling shareholders in the Cooper Chengshan and COOCSA joint ventures in 2011, 2012 and 2013, respectively.

During 2013, stock options were exercised to acquire 93,845 shares of common stock and the Company recorded $0.5 million of excess tax benefits on equity instruments. During 2012, stock options were exercised to acquire 798,967 shares of common stock and the Company recorded $2.5 million of excess tax benefits on equity instruments. During 2011, stock options were exercised to acquire 315,785 shares of common stock and the Company recorded $0.4 million of excess tax benefits on equity instruments.

Available cash, credit facilities and contractual commitments - At December 31, 2013, the Company had cash and cash equivalents totaling $398 million.

Domestically, the Company has a revolving credit facility with a consortium of four banks that provides up to $200 million based on available collateral and has a July 2016 maturity date. The Company also has an accounts receivable securitization facility with a $175 million limit which was amended in August 2012 to extend the maturity until June 2015. These credit facilities have no significant financial covenants until available credit is less than specified amounts. At December 31, 2013, the Company was not in compliance with the covenants requiring the Company to furnish financial statements, as the third quarter Form 10-Q had not been filed. The Company filed the third quarter Form 10-Q on February 28, 2014 and is now in compliance with these covenants. The credit facilities were undrawn at December 31, 2013, except for amounts used to back letters of credit. The Company’s additional borrowing capacity, net of amounts used to back letters of credit and based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at December 31, 2013, would have been $242 million.

The Company’s consolidated operations in Asia have annual renewable unsecured credit lines that provide up to $453 million of borrowings and do not contain financial covenants. The additional borrowing capacity on the Asian credit lines, based on eligible collateral and the short-term notes payable, totaled $407 million at December 31, 2013.

The Company believes that its cash and cash equivalents balances along with available cash from operating cash flows and credit facilities will be adequate to fund its needs, including working capital requirements, projected capital expenditures, including its portion of capital expenditures in partially-owned subsidiaries, and dividend goals. The entire amount of short-term notes payable outstanding at December 31, 2013 is primarily debt of consolidated subsidiaries. The Company expects its subsidiaries to refinance or pay these amounts during 2014.

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

The Company’s cash requirements relating to contractual obligations at December 31, 2013 are summarized in the following table:

(Dollar amounts in thousands)	Payment Due by Period
		Less than			After
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$330,165	$17,268	$22,439	$—	$290,458
Capital lease obligations and other	8,662	600	1,200	1,200	5,662
Interest on debt and capital lease obligations	207,314	25,195	47,713	46,255	88,151
Operating leases	91,103	23,692	30,698	18,050	18,663
Notes payable (a)	22,105	22,105	—	—	—
Unconditional purchase (b)	141,963	141,963	—	—	—
Postretirement benefits other than pensions (c)	252,866	14,213	30,000	30,000	178,653
Pensions (d)	292,108	45,000	100,000	100,000	47,108
Other long-term liabilities (e)	33,214	1,058	12,247	802	19,107

Total contractual cash obligations	$1,379,500	$291,094	$244,297	$196,307	$647,802

(a)	Financing obtained from financial institutions in the PRC and Mexico to support the Company’s operations there.
(b)	Noncancelable purchase order commitments for capital expenditures and raw materials, principally natural rubber, made in the ordinary course of business.
(c)	Represents benefits payments for postretirement benefits other than pensions liability.
(d)	Represents Company contributions to the retirement trusts based on current assumptions.
(e)	Deferred compensation, warranty reserve, nonqualified benefit plans and other non-current liabilities.

Credit agency ratings – Standard & Poor’s has rated the Company’s long-term corporate credit and senior unsecured debt at BB- with a negative outlook. Moody’s Investors Service has assigned a B1 corporate family rating and a B2 rating to senior unsecured debt – also with a negative outlook.

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

Pursuant to applicable accounting rules, the Company accrues the minimum liability for each known claim when the estimated outcome is a range of possible loss and no one amount within that range is more likely than another. The Company uses a range of settlements because an average settlement cost would not be meaningful since the products liability claims faced by the Company are unique and widely variable and accordingly, the claims asserted and the resolutions of those claims have an enormous amount of variability. The costs have ranged from zero dollars to $33 million in one case with no “average” that is meaningful. No specific accrual is made for individual unasserted claims or for premature claims, asserted claims where the minimum information needed to evaluate the probability of a liability is not yet known. However, an accrual for such claims based, in part, on management’s expectations for future litigation activity and the settled claims history is maintained. Because of the speculative nature of litigation in the U.S., the Company does not believe a meaningful aggregate range of potential loss for asserted and unasserted claims can be determined. The Company’s experience has demonstrated that its estimates have been reasonably accurate and, on average, cases are settled at amounts close to the reserves established. However, it is possible an individual claim from time to time may result in an aberration from the norm and could have a material impact.

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

During 2013, the Company increased its products liability reserve by $60 million. The addition of another year of self-insured incidents accounted for $51 million of this increase. The Company revised its estimates of future settlements for unasserted and premature claims. These revisions increased the reserve by $8 million. Finally, changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $1 million.

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

During 2012, the Company paid $73 million and during 2013, the Company paid $77 million to resolve cases and claims. The Company’s products liability reserve balance at December 31, 2012 totaled $206 million (current portion of $70 million). At December 31, 2013, the products liability reserve balance totaled $189 million (current portion of $70 million).

The products liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company.

Products liability costs totaled $98 million, $104 million and $89 million in 2011, 2012 and 2013, respectively.

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

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. The Company applies the rules under Accounting Standards Codification (“ASC”) 740-10 in its Accounting for Uncertainty in Income Taxes for uncertain tax positions using a “more likely than not” recognition threshold. Pursuant to these rules, the Company will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company’s estimate of the ultimate amount to be sustained if audited by the taxing authority. The Company recognizes tax liabilities in accordance with ASC 740-10 and adjusts these liabilities when judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

The Company’s liability for unrecognized tax benefits, exclusive of interest, totaled approximately $6 million at December 31, 2013. In accordance with Company policy, the liability relating to pre-2011 years was released or reclassified following the effective settlement of a U.S. federal income tax examination for years prior to 2011. The unrecognized tax benefits at December 31, 2013 relate to uncertain tax positions in tax years 2011 through 2013.

The Company must assess the likelihood that it will be able to recover its deferred tax asset. Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating the Company’s ability to recover deferred tax assets within the jurisdiction from which they arise, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax-planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income (loss).

During 2011, the Company released the valuation allowance that was previously established related to most of its deferred tax assets in the United States, based upon its assessment of realizability of those assets. The Company continues to maintain a valuation allowance against a portion of its U.S. and non-U.S. deferred tax asset position at December 31, 2013, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a capital loss carryforward and state tax credits by a valuation allowance of $22 million. In addition, the Company has recorded valuation allowances of $10 million relating primarily to non-U.S. net operating losses for a total valuation allowance of $32 million. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.

The Company generally considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. In the event that the Company plans to repatriate foreign earnings, the income tax provision would be adjusted in the period it is determined that the earnings will no longer be indefinitely invested outside the United States. During 2014, the Company plans to remit dividends from two of its non-U.S. subsidiaries. As a result of this decision made in 2013, the Company provided incremental U.S. income and foreign withholding tax on these amounts. In the Company’s judgment, the remaining portion of the Company’s foreign earnings is considered to be indefinitely reinvested outside the United States. The Company has not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $419 million of these undistributed earnings. It is not practicable to determine the amount of additional U.S. income taxes that could be payable upon remittance of these earnings since taxes payable would be reduced by foreign tax credits based upon income tax laws and circumstances at the time of distribution, plus the uncertainty in estimating the impacts of future exchange rates.

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

The discount rate reflects the rate used to estimate the value of the Company’s pension and other postretirement liabilities for which they could be settled at the end of the year. When determining the discount rate, the Company discounted the expected pension disbursements over the next fifty years and based upon this analysis, the Company used a discount rate of 4.55 percent to measure its U.S. pension liabilities at December 31, 2013, which is higher than the 3.75 percent used at December 31, 2012. Similarly, the Company discounted the expected disbursements of its other postretirement benefit liabilities and based upon this analysis, the Company used a discount rate of 4.60 percent to measure it other postretirement liabilities at December 31, 2013, which is higher than the 3.60 percent used at December 31, 2012. A similar analysis was completed in the U.K. and the Company increased the discount rate used to measure its U.K. pension liabilities to 4.50 percent at December 31, 2013 from 4.40 percent at December 31, 2012.

The rate of future compensation increases is used to determine the future benefits to be paid for salaried and non-bargained employees, since the amount of a participant’s pension is partially attributable to the compensation earned during his or her career. The rate reflects the Company’s expectations over time for salary and wage inflation and the impacts of promotions and incentive compensation, which is typically tied to profitability. Effective July 1, 2009, the Company froze the Spectrum (salaried employees) Plan in the U.S. so this assumption is not applicable to valuing the pension liability. Effective April 6, 2012, the Company amended the Cooper Avon Pension Plan to freeze all future pension benefits so this assumption is not applicable to valuing the pension liability.

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

The Company’s investment strategy is to match assets to the cash flows of the pension obligations. The Company’s current asset allocation for U.S. plans’ assets is 66 percent in equity securities, 30 percent in debt securities and 4 percent in cash. The Company’s current asset allocation for U.K. plan assets is 51 percent in equity securities, 40 percent in bonds and 5 percent in property and infrastructure funds and 4 percent in cash. Equity security investments are structured to achieve a balance between growth and value stocks. The Company determines the annual rate of return on pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio and may be adjusted based on a review by the Company’s investment advisors and actuaries. Industry comparables and other outside guidance is also considered in the annual selection of the expected rates of return on pension assets.

The actual return on U.S. pension plans’ assets was approximately 14.00 percent in 2013 compared to an asset gain of approximately 12.00 percent in 2012. The actual return on U.K. pension plan assets approximated 11.40 percent in 2013 compared to an asset gain of 11.30 percent in 2012. The Company’s estimate for the expected long-term return on its U.S. plan assets used to derive 2012 and 2013 pension expense was 7.00 percent. The expected long-term return on U.K. plan assets used to derive the 2012 and 2013 pension expense was 6.48 percent and 6.05 percent, respectively.

The Company has accumulated net deferred losses resulting from the shortfalls and excesses in actual returns on pension plan assets from expected returns and, in the measurement of pensions and other postretirement liabilities, decreases and increases in the discount rate and the rate of future compensation increases and differences between actuarial assumptions and actual experience totaling $523.2 million at December 31, 2013. These amounts are being amortized in accordance with the corridor amortization requirements of U.S. GAAP over periods ranging from 10 years to 14 years. Amortization of these net deferred losses was $46 million in 2012 and $53 million in 2013.

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

A decrease in interest rates by ten percent of the actual rates would have adversely affected the fair value of the Company’s fixed-rate, long-term debt by approximately $14 million and $13 million at December 31, 2012 and December 31, 2013, respectively. An increase in interest rates by ten percent of the actual rates for the Company’s floating rate long-term debt obligations would not have been material to the Company’s results of operations and cash flows.

To manage the volatility of currency exchange exposures related to future sales and purchases, the Company first nets the exposures on a consolidated basis to take advantage of natural offsets. Then, for the residual portion, the Company enters into forward exchange contracts and purchases options with maturities of less than 12 months pursuant to the Company’s policies and hedging practices. The changes in fair value of these hedging instruments are offset, in part or in whole, by corresponding changes in the fair value of cash flows of the underlying exposures being hedged. The Company’s unprotected exposures to earnings and cash flow fluctuations due to changes in foreign currency exchange rates were not significant at December 31, 2012 and 2013.

The Company enters into foreign exchange contracts to manage its exposure to foreign currency denominated receivables and payables. The impact from a ten percent change in foreign currency exchange rates on the Company’s foreign currency denominated obligations and related foreign exchange contracts would not have been material to the Company’s results of operations and cash flows.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31

(Dollar amounts in thousands except per share amounts)

	2011	2012	2013
Net sales	$3,907,820	$4,200,836	$3,439,233
Cost of products sold	3,562,813	3,546,568	2,923,042

Gross profit	345,007	654,268	516,191
Selling, general and administrative	181,706	257,306	275,477

Operating profit	163,301	396,962	240,714

Interest expense	(36,191)	(29,546)	(27,906)
Interest income	3,190	2,560	810
Other - income (expense)	3,846	(1,526)	(647)

Income before income taxes	134,146	368,450	212,971

Provision (benefit) for income taxes	(135,457)	116,024	79,406

Net income	269,603	252,426	133,565

Net income attributable to noncontrolling shareholders’ interests	16,100	32,055	22,552

Net income attributable to Cooper Tire & Rubber Company	$253,503	$220,371	$111,013

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$4.08	$3.52	$1.75

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$4.02	$3.49	$1.73

See Notes to Consolidated Financial Statements, pages 37 to 66.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31

(Dollar amounts in thousands except per share amounts)

	2011	2012	2013
Net income	$269,603	$252,426	$133,565
Other comprehensive income (loss)
Cumulative currency translation adjustments
Foreign currency translation adjustments	7,487	13,720	18,730
Currency loss recognized as part of acquisition of noncontrolling shareholder interest	4,893	—	—

Cumulative currency translation adjustments	12,380	13,720	18,730

Financial instruments
Change in the fair value of derivatives and marketable securities	9,189	(7,469)	1,727
Income tax benefit (expense) on derivative instruments	(899)	2,555	(539)

Financial instruments, net of tax	8,290	(4,914)	1,188

Postretirement benefit plans
Amortization of actuarial loss	37,333	46,712	52,849
Amortization of prior service credit	(1,435)	(873)	(566)
Pension curtailment gain	—	(7,460)	—
Actuarial gain (loss)	(162,065)	(97,972)	158,589
Income tax (expense) benefit on postretirement benefit plans	45,283	22,083	(84,713)
Foreign currency translation effect	169	199	(1,366)

Postretirement benefit plans, net of tax	(80,715)	(37,311)	124,793

Other comprehensive income (loss)	(60,045)	(28,505)	144,711

Comprehensive income	209,558	223,921	278,276
Less comprehensive income attributable to noncontrolling shareholders’ interests	16,525	34,198	25,757

Comprehensive income attributable to Cooper Tire & Rubber Company	$193,033	$189,723	$252,519

See Notes to Consolidated Financial Statements, pages 37 to 66.

CONSOLIDATED BALANCE SHEETS

December 31

(Dollar amounts in thousands)

	2012	2013
ASSETS
Current assets:
Cash and cash equivalents	$351,817	$397,731
Notes receivable	47,646	86,965
Accounts receivable, less allowances of $13,267 at 2012 and $16,996 at 2013	415,460	360,405
Inventories at lower of cost or market:
Finished goods	380,839	360,686
Work in process	40,953	35,576
Raw materials and supplies	140,076	120,913

	561,868	517,175
Other current assets	72,904	92,514

Total current assets	1,449,695	1,454,790

Property, plant and equipment:
Land and land improvements	48,677	51,186
Buildings	315,307	326,635
Machinery and equipment	1,740,748	1,847,576
Molds, cores and rings	224,456	246,760

	2,329,188	2,472,157
Less accumulated depreciation and amortization	1,399,933	1,497,888

Net property, plant and equipment	929,255	974,269
Goodwill	18,851	18,851
Intangibles, net of accumulated amortization of $48,340 at 2012 and $63,354 at 2013	150,017	160,308
Restricted cash	7,741	2,759
Deferred income tax assets	228,849	111,644
Other assets	16,752	15,526

Total assets	$2,801,160	$2,738,147

See Notes to Consolidated Financial Statements, pages 37 to 66.

CONSOLIDATED BALANCE SHEETS

December 31

(Dollar amounts in thousands, except par value amounts)

(Continued)

	2012	2013
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$32,836	$22,105
Accounts payable	379,867	302,422
Accrued liabilities	221,822	211,090
Income taxes payable	18,297	11,098
Current portion of long-term debt	2,319	17,868

Total current liabilities	655,141	564,583

Long-term debt	336,142	320,959
Postretirement benefits other than pensions	291,546	238,653
Pension benefits	432,922	291,808
Other long-term liabilities	168,967	157,918
Deferred income tax liabilities	8,026	6,601
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued at 2012 and at 2013	87,850	87,850
Capital in excess of par value	919	4,433
Retained earnings	1,657,936	1,741,611
Cumulative other comprehensive loss	(551,526)	(410,020)

	1,195,179	1,423,874

Less: common shares in treasury at cost (24,691,431 at 2012 and 24,464,264 at 2013)	(437,555)	(433,008)

Total parent stockholders’ equity	757,624	990,866
Noncontrolling shareholders’ interests in consolidated subsidiaries	150,792	166,759

Total equity	908,416	1,157,625

Total liabilities and equity	$2,801,160	$2,738,147

See Notes to Consolidated Financial Statements, pages 37 to 66.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollar amounts in thousands except per share amounts)

		Total Equity
	Redeemable Noncontrolling Shareholders’ Interests	Common Stock $1 Par Value	Capital In Excess of Par Value	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Common Shares in Treasury	Total Parent Stockholders’ Equity	Noncontrolling Shareholders’ Interests in Consolidated Subsidiaries	Total
Balance at January 1, 2011	71,442	87,850	61,444	1,247,265	(468,063)	(467,707)	460,789	62,261	523,050

Net income	13,628			253,503			253,503	2,472	255,975
Other comprehensive income (loss)	3,594				(60,470)		(60,470)	(3,169)	(63,639)

Comprehensive income (loss)	17,222			253,503	(60,470)		193,033	(697)	192,336
Dividends payable to noncontrolling shareholder	(5,731)
Acquisition of business								37,853	37,853
Acquisition of noncontrolling shareholders’ interests			(51,812)	(10,082)	7,655		(54,239)	(62,261)	(116,500)
Expiration of put option	(82,933)							82,933	82,933
Stock compensation plans, including tax benefit of $412			(8,590)	(167)		13,102	4,345		4,345
Cash dividends - $.42 per share				(26,127)			(26,127)		(26,127)

Balance at December 31, 2011	—	87,850	1,042	1,464,392	(520,878)	(454,605)	577,801	120,089	697,890

Net income				220,371			220,371	32,055	252,426
Other comprehensive income (loss)					(30,648)		(30,648)	2,143	(28,505)

Comprehensive income (loss)				220,371	(30,648)		189,723	34,198	223,921
Dividends payable to noncontrolling shareholder								(3,495)	(3,495)
Acquisition of business
Acquisition of noncontrolling shareholders’ interests			(71)				(71)		(71)
Stock compensation plans, including tax benefit of $2,469			(52)	(554)		17,050	16,444		16,444
Cash dividends - $.42 per share				(26,273)			(26,273)		(26,273)

Balance at December 31, 2012	—	87,850	919	1,657,936	(551,526)	(437,555)	757,624	150,792	908,416

Net income				111,013			111,013	22,552	133,565
Other comprehensive income (loss)					141,506		141,506	3,205	144,711

Comprehensive income (loss)				111,013	141,506		252,519	25,757	278,276
Dividends payable to noncontrolling shareholder								(9,790)	(9,790)
Stock compensation plans, including tax benefit of $494			3,514	(734)		4,547	7,327		7,327
Cash dividends - $.42 per share				(26,604)			(26,604)		(26,604)

Balance at December 31, 2013	$—	$87,850	$4,433	$1,741,611	$(410,020)	$(433,008)	$990,866	$166,759	$1,157,625

See Notes to Consolidated Financial Statements, pages 37 to 66.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31

(Dollar amounts in thousands)

	2011	2012	2013
Operating activities:
Net income	$269,603	$252,426	$133,565
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	122,899	128,916	134,751
Deferred income taxes	(168,690)	209	34,029
Stock based compensation	4,133	8,036	6,973
Change in LIFO reserve	45,352	(63,685)	(11,411)
Amortization of unrecognized postretirement benefits	35,325	45,839	52,283
Loss on sale of assets	2,838	—	—
Changes in operating assets and liabilities of continuing operations:
Accounts and notes receivable	(27,131)	38,180	25,361
Inventories	(105,583)	(28,201)	62,620
Other current assets	6,629	(8,936)	(28,851)
Accounts payable	(58,048)	37,939	(81,603)
Accrued liabilities	773	60,318	4,639
Other items	(2,583)	(16,821)	(59,981)

Net cash provided by operating activities	125,517	454,220	272,375
Investing activities:
Additions to property, plant and equipment and capitalized software	(155,406)	(187,336)	(180,448)
Acquisition of businesses, net of cash acquired	(17,380)	—	—
Acquisition of assets in Serbia	—	(18,534)	—
Proceeds from the sale of assets	3,450	798	723

Net cash used in investing activities	(169,336)	(205,072)	(179,725)
Financing activities:
Net payments on short-term debt	(23,590)	(99,805)	(11,915)
Additions to long-term debt	30,017	10,089	24,527
Repayments of long-term debt	(600)	(22,013)	(24,162)
Acquisition of noncontrolling shareholder interest	(116,500)	(71)	—
Payment of dividends to noncontrolling shareholders	(5,731)	(3,495)	(9,790)
Payment of dividends	(26,127)	(26,273)	(26,604)
Issuance of common shares and excess tax benefits on options	4,470	8,963	1,438

Net cash used in financing activities	(138,061)	(132,605)	(46,506)
Effects of exchange rate changes on cash of continuing operations	2,231	1,564	(230)

Changes in cash and cash equivalents	(179,649)	118,107	45,914
Cash and cash equivalents at beginning of year	413,359	233,710	351,817

Cash and cash equivalents at end of year	$233,710	$351,817	$397,731

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

The Company’s objectives related to the investment of cash not required for operations is to preserve capital, meet the Company’s liquidity needs and earn a return consistent with these guidelines and market conditions. Investments deemed eligible for the investment of the Company’s cash include: 1) U.S. Treasury securities and general obligations fully guaranteed with respect to principal and interest by the government; 2) obligations of U.S. government agencies; 3) commercial paper or other corporate notes of prime quality purchased directly from the issuer or through recognized money market dealers; 4) time deposits, certificates of deposit or bankers’ acceptances of banks rated “A-” by Standard & Poor’s or “A3” by Moody’s; 5) collateralized mortgage obligations rated “AAA” by Standard & Poor’s and “Aaa” by Moody’s; 6) tax-exempt and taxable obligations of state and local governments of prime quality; and 7) mutual funds or outside managed portfolios that invest in the above investments. The Company had cash and cash equivalents totaling $351,817 and $397,731 at December 31, 2012 and December 31, 2013, respectively. The majority of the cash and cash equivalents were invested in eligible financial instruments in excess of amounts insured by the Federal Deposit Insurance Corporation and, therefore, subject to credit risk. Management believes that the probability of losses related to credit risk on investments classified as cash and cash equivalents is unlikely.

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

Earnings per common share – Net income per share is computed on the basis of the weighted average number of common shares outstanding each year. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

(Number of shares and dollar amounts in thousands except per share amounts)

	2011	2012	2013
Numerator
Numerator for basic and diluted earnings per share - income from continuing operations available to common stockholders	$253,503	$220,371	$111,013

Denominator
Denominator for basic earnings per share - weighted average shares outstanding	62,150	62,561	63,327

Effect of dilutive securities - stock options and other stock units	862	663	955

Denominator for diluted earnings per share - adjusted weighted average share outstanding	63,012	63,224	64,282

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$4.08	$3.52	$1.75

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$4.02	$3.49	$1.73

Options to purchase shares of the Company’s common stock not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares were 1,045,709, 13,100 and 342,413 in 2011, 2012 and 2013, respectively. These options could be dilutive in the future depending on the performance of the Company’s stock.

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

Income taxes - Income tax expense is based on reported earnings (loss) before income taxes in accordance with the tax rules and regulations of the specific legal entities within the various specific taxing jurisdictions where the Company’s income is earned. Taxable income may differ from earnings before income taxes for financial accounting purposes. To the extent that differences are due to revenue or expense items reported in one period for tax purposes and in another period for financial accounting purposes, a provision for deferred income taxes is made using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. Deferred income taxes generally are not recorded on the majority undistributed earnings of international subsidiaries based on the Company’s intention that these earnings will continue to be reinvested. The Company provides for the current tax impact of the earnings of international subsidiaries it intends to distribute in a future period.

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

Advertising expense – Expenses incurred for advertising include production and media and are generally expensed when incurred. Costs associated with dealer-earned cooperative advertising are recorded as a reduction of revenue component of Net sales at the time of sale. Advertising expense for 2011, 2012 and 2013 was $34,401, $49,756 and $48,976, respectively.

Stock-based compensation – The Company’s incentive compensation plans allow the Company to grant awards to key employees in the form of stock options, stock awards, restricted stock units (“RSUs”), stock appreciation rights, performance stock units (“PSUs”), dividend equivalents and other awards. Compensation related to these awards is determined based on the fair value on the date of grant and is amortized to expense over the vesting period. For RSUs and PSUs, the Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire. If awards can be settled in cash, these awards are recorded as liabilities and marked to market. See Note 17 – Stock-Based Compensation for additional information.

Warranties – Warranties are provided on the sale of certain of the Company’s products and an accrual for estimated future claims is recorded at the time revenue is recognized. Tire replacement under most of the warranties the Company offers is on a prorated basis. The Company provides for the estimated cost of product warranties based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities which are recorded in Accrued liabilities and Other long-term liabilities on the Company’s Consolidated Balance Sheets:

	2011	2012	2013
Reserve at January 1	$24,924	$27,400	$30,139

Additions	34,288	23,184	19,677
Payments	(31,812)	(20,445)	(18,963)

Reserve at December 31	$27,400	$30,139	$30,853

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

Research and development – Costs are charged to cost of products sold as incurred and amounted to approximately $44,586, $50,801 and $51,127 during 2011, 2012 and 2013, respectively.

Related Party Transactions – The Company’s CCT joint venture had notes payable to the noncontrolling shareholder of $14,319 and $3,280 as of December 31, 2012 and 2013, respectively and paid $859, $900 and $648 of interest in 2011, 2012 and 2013, respectively. The CCT joint venture also paid $41,595, $46,235 and $36,865 to the noncontrolling shareholder primarily for the purchase of utilities during 2011, 2012 and 2013, respectively. The Company’s COOCSA joint venture paid $27,745, $29,865 and $26,674 in 2011, 2102 and 2013, respectively, to an employment services company in Mexico owned in part by members of the joint venture workforce. The Company believes the payment for services to related parties are consistent with market rate for comparable services from third parties.

Accounting Pronouncements – Recently Adopted

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component. The Company has included the disclosures required by this ASU in Footnote 15 – Cumulative Other Comprehensive Loss.

In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which requires an entity to disclose information about offsetting and related arrangements. The amendments in this update are effective for annual and interim periods beginning on or after January 1, 2013, with retrospective application. In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The Company has adopted these ASUs and has included the expanded disclosures in Footnote 11 – Fair Value of Financial Instruments.

Accounting Pronouncements – To be adopted

Income Taxes - In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which clarifies treatment of unrecognized tax benefits based on surrounding circumstances. The amendments in this update are effective for annual and interim periods beginning on or after December 15, 2013. Although the Company does not expect the adoption of ASU 2013-11 to have a material effect on its consolidated financial statements, it will modify presentation of its unrecognized tax benefit if the specific circumstances are met.

Reclassification – certain amounts for prior years have been reclassified to conform to the current year presentation. On the 2012 Consolidated Balance Sheet, fixed asset balances at the Company’s Mexican manufacturing operations have been reclassified to more appropriately reflect the underlying nature of the assets.

Note 2 – Merger Agreement

On June 12, 2013, the Company and Apollo Tyres Ltd. (“Apollo”) announced the execution of a definitive merger agreement (the “Agreement and Plan of Merger”) under which a wholly-owned subsidiary of Apollo was to acquire the Company in an all-cash transaction valued at approximately $2.5 billion. On December 30, 2013, the Company terminated the Agreement and Plan of Merger. See also Footnote 22 - Subsequent Events.

The Company is a party to a trust agreement which is intended to provide funding for benefits payable and other potential payments to directors, executive officers and certain other employees under various plans and agreements of the Company. The execution of the Agreement and Plan of Merger constituted a “potential change in control” under such plans and agreements and as a result, the Company was required to fund the estimated value of the payments to be made to the beneficiaries under the trust agreement. The Company has deposited 1,906,183 of common shares with the trustee in connection with this funding. These shares are treated as treasury shares on these financial statements and in accordance with Accounting Standards Codification 260, “Earnings Per Share,” are not included in the earnings per share calculations.

During 2013, the Company incurred approximately $18,049 of expenses associated with the Agreement and Plan of Merger. These expenses are recorded in Selling, general & administrative expenses on the Consolidated Statements of Income.

Note 3 – Acquisitions

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

The Company has determined that the nonrecurring fair value measurements related to each of these assets and liabilities rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available and, as such, reside within Level 3 of the fair value hierarchy as defined in Footnote 11. The Company utilized a third party to assist in the fair value determination of certain components of the purchase price allocation, namely Property, plant and equipment. The valuation of Property, plant and equipment was developed using primarily the cost approach. The fair value of the Company’s investment was determined based upon internal and external inputs considering various relevant market transactions and discounted cash flow valuation methods, among other factors. The fair value of noncontrolling shareholder interest was valued using the same method used to value the investment.

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

During the first quarter of 2012, the Company received approximately $10,600 of grants from the government of Serbia to be used to fund capital expenditures. The Company does not have to re-pay the grants contingent upon the Company investing approximately $63,700 (including the original purchase price) over the next three years and maintaining a minimum employment level during the period. The Company intends to satisfy the criteria listed so management does not anticipate that any funds will need to be re-paid. At December 31, 2013, the Company has recorded $1,268 of restricted cash on the Consolidated Balance Sheets representing the proportionate share of the capital expenditures yet to be made. Should the Company fail to meet these criteria, the Company will be required to repay the entire amount of the government grants.

Note 4 – Inventories

Inventory costs are determined using the last-in, first-out (“LIFO”) method for substantially all U.S. inventories. The current cost of this inventory under the first-in, first-out (“FIFO”) method was $481,967 and $432,906 at December 31, 2012 and 2013, respectively. These FIFO values have been reduced by approximately $172,847 and $161,436 at December 31, 2012 and 2013, respectively, to arrive at the LIFO value reported on the Consolidated Balance Sheets. The remaining inventories have been valued under the FIFO or average cost method. All inventories are stated at the lower of cost or market.

Note 5 – Other Current Assets

Other current assets at December 31 were as follows:

	2012	2013
Deferred tax assets	$46,654	$44,168
Income tax recoverable	5,294	29,590
Other	20,956	18,756

	$72,904	$92,514

Note 6 - Goodwill and Intangibles

Goodwill is recorded in the segment where it was generated by acquisitions. Goodwill in the amount of $18,851 was recorded in 2011 as a result of an acquisition. There have been no changes to the value of goodwill since 2011. Goodwill prior to 2011 was zero. See Note 3 – Acquisitions for a discussion of the goodwill acquired. Purchased goodwill and indefinite-lived intangible assets are tested annually for impairment unless indicators are present that would require an earlier test.

During the fourth quarters of 2012 and 2013, the Company completed its annual goodwill and intangible assets impairment tests and no impairment was indicated.

The following table presents intangible assets and accumulated amortization balances as of December 31, 2012 and 2013:

	December 31, 2012			December 31, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Definite-lived:
Capitalized software costs	$137,983	$(17,543)	$120,440	$160,979	$(31,771)	$129,208
Land use rights	17,263	(3,572)	13,691	20,041	(3,802)	16,239
Trademarks and tradenames	10,891	(6,245)	4,646	10,973	(6,850)	4,123
Patents and technology	15,038	(14,996)	42	14,637	(14,634)	3
Other	7,365	(5,984)	1,381	7,215	(6,297)	918

	188,540	(48,340)	140,200	213,845	(63,354)	150,491

Indefinite-lived:
Trademarks	9,817	—	9,817	9,817	—	9,817

	$198,357	$(48,340)	$150,017	$223,662	$(63,354)	$160,308

Estimated amortization expense over the next five years is as follows: 2014 - $10,922, 2015 - $10,902, 2016 - $11,621, 2017 - $16,264 and 2018 - $18,301.

Note 7 - Other Assets

Other assets at December 31 were as follows:

	2012	2013
Tax incentives	$14,506	$12,622
Other	2,246	2,904

	$16,752	$15,526

Note 8 - Accrued Liabilities

Accrued liabilities at December 31 were as follows:

	2012	2013
Products liability	$70,267	$70,472
Payroll and withholdings	71,054	59,158
Warranty	24,285	20,917
Other postretirement benefits	16,680	14,213
Advertising	13,991	12,146
Foreign currency derivative instruments	1,265	—
Other	24,280	34,184

	$221,822	$211,090

Note 9 - Income Taxes

Components of income from continuing operations before income taxes and noncontrolling shareholders’ interests were as follows:

	2011	2012	2013
United States	$21,763	$206,853	$107,918
Foreign	112,383	161,597	105,053

Total	$134,146	$368,450	$212,971

The provision (benefit) for income tax for continuing operations consisted of the following:

	2011	2012	2013
Current:
Federal	$6,694	$67,921	$7,879
State and local	2,053	9,812	2,576
Foreign	24,486	38,082	34,922

	33,233	115,815	45,377

Deferred:
Federal	(139,697)	(4,225)	26,647
State and local	(28,893)	(573)	7,255
Foreign	(100)	5,007	127

	(168,690)	209	34,029

	$(135,457)	$116,024	$79,406

A reconciliation of income tax expense (benefit) for continuing operations to the tax based on the U.S. statutory rate is as follows:

	2011	2012	2013
Income tax provision at 35%	$46,951	$128,958	$74,540
State and local income tax, net of federal income tax effect	1,879	4,391	4,414
U.S. tax credits	(1,732)	—	(2,334)
Difference in effective tax rates of international operations	(15,828)	(16,545)	(9,633)
Tax law or rate change	434	2,016	3,702
Valuation allowance	1,225	(181)	4,001
Valuation allowance - US release	(167,224)	—	—
Other - net	(1,162)	(2,615)	4,716

Income tax expense	$(135,457)	$116,024	$79,406

In 2011, the Company released most of the valuation allowance recorded against U.S. deferred tax assets in the amount of $167,224 based upon the Company’s sustained positive operating performance, taxable income in carryback periods and the availability of expected future taxable income.

Payments for income taxes in 2011, 2012 and 2013, net of refunds, were $6,988, $97,093 and $76,782, respectively.

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31 were as follows:

	2012	2013
Deferred tax assets:
Postretirement and other employee benefits	$269,471	$175,643
Products liability	71,759	67,587
Net operating loss, capital loss, and tax credits carryforwards	30,043	28,947
All other items	49,103	51,213

Total deferred tax assets	420,376	323,390
Deferred tax liabilities:
Property, plant and equipment	(116,879)	(134,075)
All other items	(7,348)	(7,736)

Total deferred tax liabilities	(124,227)	(141,811)

	296,149	181,579
Valuation allowances	(27,993)	(32,370)

Net deferred tax asset	$268,156	$149,209

At December 31, 2013, the Company has apportioned state tax losses of $17,594 and foreign tax losses of $36,247 available for carryforward. The Company has used all of the U.S. federal tax credits available, and has state tax credits of $3,567 in addition to a U.S. capital loss of $52,505 available for carryforward. Valuation allowances have been provided for those items for which, based upon an assessment, it is more likely than not that some portion may not be realized. The U.S. federal and state tax attributes and state loss carryforwards will expire from 2014 through 2023. A portion of the foreign tax losses expired in 2013, with additional losses expected to expire in 2014. A portion of the U.S. capital loss carryforward expired in 2013, and the remaining carryforward will expire in 2015.

The Company applies the rules under ASC 740-10 in its Accounting for Uncertainty in Income Taxes for uncertain tax positions using a “more likely than not” recognition threshold. Pursuant to these rules, the Company will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company’s estimate of the largest amount that meets the more likely than not recognition threshold. The Company’s unrecognized tax benefits, exclusive of interest, totaled approximately $5,878 at December 31, 2013, as itemized in the tabular roll forward below. In accordance with Company policy, the liability relating to pre-2011 years was released or reclassified following the effective settlement of a U.S. federal income tax examination for years prior to 2011. The unrecognized tax benefits at December 31, 2013 relate to uncertain tax positions in tax years 2011 through 2013.

	2011	2012	2013
Balance at January 1	$9,237	$987	$5,138
Settlements for tax positions of prior years	(15,969)	—	(409)
Additions for tax positions of the current year	987	4,195	566
Additions for tax positions of prior years	7,837	181	1,054
Reductions for tax positions of prior years	(572)	(225)	(471)
Reductions for lapse of statute of limitations	(533)	—	—

Balance at December 31	$987	$5,138	$5,878

Of this amount, the effective rate would change upon the recognition of approximately $5,878 of these unrecognized tax benefits. The Company accrued, through the tax provision, approximately $226, $27 and $138 of interest expense for 2011, 2012 and 2013, respectively. At December 31, 2013, the Company has $165 interest accrued as an ASC 740-10 reserve.

The Company generally considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States. In the event that the Company plans to repatriate foreign earnings, the income tax provision would be adjusted in the period it is determined that the earnings will no longer be indefinitely invested outside the United States. During 2014, the Company plans to remit dividends from two of its non-U.S. subsidiaries. As a result of this decision made in 2013, the Company provided incremental U.S. income and foreign withholding tax on these amounts. The remaining portion of the Company’s foreign earnings is considered to be indefinitely reinvested outside the United States. The Company has not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $419,375 of these undistributed earnings. It is not practicable to determine the amount of additional U.S. income taxes that could be payable upon remittance of these earnings since taxes payable would be reduced by foreign tax credits based upon income tax laws and circumstances at the time of distribution, plus the uncertainty in estimating the impacts of future exchange rates.

The Company has ventures in the PRC that had been granted full and partial income tax holidays. This resulted in a $1,965 favorable impact to the Company in 2011. All remaining PRC tax holidays expired in 2011.

The Company operates in multiple jurisdictions throughout the world. The Company has effectively settled U.S. federal tax examinations for years before 2011 and state and local examinations for years before 2009, with limited exceptions. Furthermore, the Company’s non-U.S. subsidiaries are no longer subject to income tax examinations in major foreign taxing jurisdictions for years prior to 2007. The income tax returns of various subsidiaries in various jurisdictions are currently under examination and it is possible that these examinations will conclude within the next twelve months. However, it is not possible to estimate net increases or decreases to the Company’s unrecognized tax benefits during the next twelve months.

Note 10 – Debt

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

The Company and its subsidiary, Max-Trac Tire Co., Inc., have entered into a Loan and Security Agreement (the “New Credit Agreement”) with a consortium of four banks. This New Credit Agreement provides a $200,000 credit facility to the Company and Max-Trac Tire Co., Inc. The New Credit Agreement is a revolving credit facility and is secured by the Company’s U.S. inventory, certain North American accounts receivable that have not been previously pledged and general intangibles related to the foregoing. The New Credit Agreement has a maturity date of July 2016. Borrowings under the New Credit Agreement bear a margin based on the London Interbank Offered Rate.

The New Credit Agreement and the accounts receivable securitization facility have no significant financial covenants until availability is reduced to specified levels. At December 31, 2013, the Company was not in compliance with the covenants requiring the Company to furnish financial statements, as the third quarter Form 10-Q had not been filed. The Company filed the third quarter Form 10-Q on February 28, 2014 and is now in compliance with these covenants. There were no borrowings under the New Credit Agreement or the accounts receivable securitization facility at December 31, 2012 or December 31, 2013, except amounts used to secure letters of credit totaling $81,900 and $45,100 at December 31, 2012 and 2013, respectively. The Company’s additional borrowing capacity, net of amounts used to back letters of credit and based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at December 31, 2013, would have been $241,800.

The Company’s consolidated operations in Asia have renewable unsecured credit lines that provide up to $452,000 of borrowings and do not contain financial covenants. The additional borrowing capacity on the Asian credit lines, based on eligible collateral and the short-term notes payable, totaled $407,000 at December 31, 2013.

In 2010, Industrial Revenue Bonds (IRBs) were issued by the City of Texarkana to finance the design, equipping, construction and start-up of the expansion of the Texarkana manufacturing facility in return for real estate and equipment located at the Company’s Texarkana tire manufacturing plant. Because the assets related to the expansion provide security for the bonds issued by the City of Texarkana, the City retains title to the assets which in turn provides a 100 percent property tax exemption to the Company. However, the Company has recorded the property in its Consolidated Balance Sheets, along with a capital lease obligation to repay the proceeds of the IRB because the arrangement is cancelable at any time at the Company’s request. The Company has also purchased the IRBs and therefore is the bondholder as well as the borrower/lessee of the property purchased with the IRB proceeds. The capital lease obligation and IRB asset are recorded net in the Consolidated Balance Sheets. At December 31, 2012 and 2013, the assets and liabilities associated with these City of Texarkana IRBs were $20,000.

The following table summarizes the long-term debt of the Company at December 31, 2012 and 2013. The secured notes due in 2016 are guaranteed by certain plant assets of the Company’s COOCSA subsidiary. Except for these secured notes and capitalized leases and other, the long-term debt is due in an aggregate principal payment on the due date:

	2012	2013
Parent company
8% unsecured notes due December 2019	$173,578	$173,578
7.625% unsecured notes due March 2027	116,880	116,880
Capitalized leases and other	9,262	8,662

	299,720	299,120
Subsidiaries
4.27% to 6.15% unsecured notes due in 2014	29,321	15,560
4.27% to 4.70% unsecured notes due in 2015	3,118	8,554
4.00% to 6.15% unsecured notes due in 2016	—	11,036
5.42% and 5.61% secured notes due in 2016	6,302	4,557

	38,741	39,707

	338,461	338,827
Less current maturities	2,319	17,868

	$336,142	$320,959

Over the next five years, the Company has payments related to the above debt of: 2014 - $17,868, 2015 - $10,862, 2016 - $12,777, 2017 - $600 and 2018 - $600. In addition, the Company’s partially-owned, consolidated subsidiary operations in the PRC and Mexico have short-term notes payable of $22,105 due in 2014. The weighted average interest rate of the short-term notes payable at December 31, 2012 and 2013 was 5.34 percent and 5.15 percent, respectively.

Interest paid on debt during 2011, 2012 and 2013 was $38,853, $38,727 and $30,694, respectively. The amount of interest capitalized was $3,527, $7,649 and $3,068 during 2011, 2012 and 2013, respectively. The increase in capitalized interest in 2012 is related to the Company’s global ERP project.

Note 11 - Fair Value of Financial Instruments

Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. Exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations are offset by the change in values of the fair value foreign currency hedges. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish kronar, Mexican peso and Chinese yuan generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2012 and 2013 was $186,217 and $148,036, respectively. The counterparties to each of these agreements are major commercial banks. Management believes that the probability of losses related to credit risk on derivative financial instruments is unlikely.

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

Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately ($1,461) and $398 as of December 31, 2012 and 2013, respectively) are recorded as a separate component of stockholders’ equity in the accompanying consolidated balance sheets and reclassified into earnings as the hedged transaction affects earnings.

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

The derivative instruments are subject to master netting arrangements with the counterparties to the contracts. The following table presents the location and amounts of derivative instrument fair values in the Consolidated Balance Sheets:

Assets/(Liabilities)	December 31, 2012		December 31, 2013
Designated as hedging instruments:
Gross amounts recognized		$(2,610)		$2,702
Gross amounts offset		1,100		(2,232)

Net amounts		(1,510)		470

Not designated as hedging instruments:
Gross amounts recognized		245		(121)
Gross amounts offset		—		—

Net amounts		245		(121)

Net amounts presented	Accrued liabilities	$(1,265)	Other current assets	$349

The following table presents the location and amount of gains and losses on derivative instruments in the Consolidated Statements of Income:

Derivatives Designated as Cash Flow Hedges	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Cumulative Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Year ended Dec. 31, 2011	$4,563	$(4,626)	$(367)
Year ended Dec. 31, 2012	$(1,770)	$5,699	$256
Year ended Dec. 31, 2013	$2,943	$1,085	$(122)

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Year ended Dec. 31, 2011	Other income (expense)	$212
Year ended Dec. 31, 2012	Other income (expense)	$590
Year ended Dec. 31, 2013	Other income (expense)	$(366)

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

The valuation of foreign exchange forward contracts was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2012 and December 31, 2013, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2013:

	December 31, 2012
	Total Derivative Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Exchange Contracts	$(1,265)	$—	$(1,265)	$—

Stock-based Liabilities	$(11,934)	$(11,934)	$—	$—

	December 31, 2013
	Total Derivative Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Exchange Contracts	$349	$—	$349	$—

Stock-based Liabilities	$(12,462)	$(12,462)	$—	$—

The fair value of the Company’s debt was based upon prices of similar instruments in the marketplace. The carrying amounts and fair values of the Company’s financial instruments were as follows:

	December 31, 2012		December 31, 2013
		Fair Value		Fair Value
		Measurements		Measurements
		Using Quoted		Using Quoted
		Prices in Active		Prices in Active
		Markets for		Markets for
		Identical		Identical
	Carrying	Instruments	Carrying	Instruments
	Amount	Level (1)	Amount	Level (1)
Cash and cash equivalents	$351,817	$351,817	$397,731	$397,731
Notes receivable	47,646	47,646	86,965	86,965
Restricted cash	7,741	7,741	2,759	2,759
Notes payable	(32,836)	(32,836)	(22,105)	(22,105)
Current portion of long-term debt	(2,319)	(2,319)	(17,868)	(17,868)
Long-term debt	(336,142)	(360,142)	(320,959)	(334,759)

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

Participation in the Company’s defined contribution plans is voluntary. The Company matches certain plan participants’ contributions up to various limits. Participants’ contributions are limited based on their compensation and, for certain supplemental contributions which are not eligible for company matching, based on their age. Expense for those plans was $14,311, $12,003 and $12,522 for 2011, 2012 and 2013, respectively.

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

The following table reflects changes in the projected obligations and fair market values of assets in all defined benefit pension and other postretirement benefit plans of the Company:

	2012			2013
	Pension Benefits			Pension Benefits			Other Postretirement Benefits
	Domestic	International	Total	Domestic	International	Total	2012	2013
Change in benefit obligation:
Projected Benefit Obligation at January 1	$924,544	$343,219	$1,267,763	$1,064,070	$374,925	$1,438,995	$311,069	$308,226
Service cost - employer	9,415	725	10,140	11,879	8	11,887	4,161	3,813
Service cost - employee	—	533	533	—	—	—	—	—
Interest cost	43,005	17,106	60,111	38,751	15,661	54,412	12,532	10,791
Plan curtailment	—	(9,933)	(9,933)	—	—	—	—	—
Actuarial (gain)/loss	137,141	20,331	157,472	(82,219)	47,613	(34,606)	(10,945)	(59,898)
Benefits paid	(50,035)	(12,700)	(62,735)	(59,205)	(14,362)	(73,567)	(8,591)	(10,066)
Foreign currency translation effect	—	15,644	15,644	—	7,301	7,301	—	—

Projected Benefit Obligation at December 31	$1,064,070	$374,925	$1,438,995	$973,276	$431,146	$1,404,422	$308,226	$252,866

Change in plans’ assets:
Fair value of plans’ assets at January 1	$680,217	$226,914	$907,131	$745,871	$259,703	$1,005,574	$—	$—
Actual return on plans’ assets	80,339	25,960	106,299	101,400	28,371	129,771	—	—
Employer contribution	35,350	8,215	43,565	35,724	8,485	44,209	—	—
Employee contribution	—	533	533	—	—	—	—	—
Benefits paid	(50,035)	(12,700)	(62,735)	(59,205)	(14,362)	(73,567)	—	—
Foreign currency translation effect	—	10,781	10,781	—	6,327	6,327	—	—

Fair value of plans’ assets at December 31	$745,871	$259,703	$1,005,574	$823,790	$288,524	$1,112,314	$—	$—

Funded status	$(318,199)	$(115,222)	$(433,421)	$(149,486)	$(142,622)	$(292,108)	$(308,226)	$(252,866)

Amounts recognized in the balance sheets:
Accrued liabilities	$(500)	$—	$(500)	$(300)	$—	$(300)	$(16,680)	$(14,213)
Postretirement benefits other than pensions	—	—	—	—	—	—	(291,546)	(238,653)
Pension benefits	(317,699)	(115,222)	(432,921)	(149,186)	(142,622)	(291,808)	—	—

Included in cumulative other comprehensive loss at December 31, 2012 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of ($3,867) (($2,777) net of tax) and unrecognized actuarial losses of $735,976 ($598,865 net of tax).

Included in cumulative other comprehensive loss at December 31, 2013 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of ($3,301) (($2,427) net of tax) and unrecognized actuarial losses of $526,501 ($473,723 net of tax). The prior service credit and actuarial loss included in cumulative other comprehensive loss that are expected to be recognized in net periodic benefit cost during the fiscal year-ended December 31, 2014 are ($566) and $36,513, respectively.

The accumulated benefit obligation for all defined benefit pension plans was $1,435,193 and $1,401,109 at December 31, 2012 and 2013, respectively.

Weighted average assumptions used to determine benefit obligations at December 31:

			Other
	Pension Benefits		Postretirement Benefits
	2012	2013	2012	2013
All plans
Discount rate	3.92%	4.53%	3.60%	4.60%
Rate of compensation increase	0.75%	0.00%	—	—

Domestic plans
Discount rate	3.75%	4.55%	3.60%	4.60%

Foreign plans
Discount rate	4.39%	4.49%	—	—
Rate of compensation increase	2.89%	0.00%	—	—

At December 31, 2013, the weighted average assumed annual rate of increase in the cost of medical benefits was 7.00 percent for 2014 trending linearly to 5.00 percent per annum in 2020.

	Pension Benefits - Domestic			Pension Benefits - International
	2011	2012	2013	2011	2012	2013
Components of net periodic benefit cost:
Service cost	$7,700	$9,415	$11,879	$2,497	$725	$8
Interest cost	45,260	43,005	38,751	18,009	17,106	15,661
Expected return on plan assets	(50,206)	(43,269)	(51,284)	(16,646)	(15,323)	(14,981)
Amortization of prior service cost	—	—	—	(747)	(185)	—
Amortization of actuarial loss	30,300	36,818	44,370	5,772	6,818	6,564
Cooper Avon curtailment gain	—	—	—	—	(7,460)	—

Net periodic benefit cost	$33,054	$45,969	$43,716	$8,885	$1,681	$7,252

	Other Post Retirement Benefits
	2011	2012	2013
Components of net periodic benefit cost:
Service cost	$3,103	$4,161	$3,813
Interest cost	13,846	12,532	10,791
Amortization of prior service cost	(688)	(688)	(566)
Amortization of actuarial loss	1,261	3,076	1,915

Net periodic benefit cost	$17,522	$19,081	$15,953

Effective April 6, 2012, the Company amended the Cooper Avon Pension Plan to freeze all future pension benefits. As a result of this amendment, the Company recognized a pre-tax pension curtailment gain of $7,460 which was credited to cost of goods sold in the second quarter of 2012. This curtailment gain represents the prior service credit from a previous plan amendment.

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

					Other
	Pension Benefits			Postretirement Benefits
	2011	2012	2013	2011	2012	2013
All plans
Discount rate	5.39%	4.83%	3.92%	5.20%	4.15%	3.60%
Expected return on plan assets	7.58%	6.86%	6.75%	—	—	—
Rate of compensation increase	0.92%	0.86%	0.00%	—	—	—

Domestic plans
Discount rate	5.35%	4.80%	3.75%	5.20%	4.15%	3.60%
Expected return on plan assets	7.75%	7.00%	7.00%	—	—	—

Foreign plans
Discount rate	5.50%	4.92%	4.39%	—	—	—
Expected return on plan assets	7.05%	6.43%	6.01%	—	—	—
Rate of compensation increase	3.39%	3.17%	0.00%	—	—	—

The following table lists the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets at December 31, 2012 and 2013:

	2012		2013
	Projected benefit obligation exceeds plan assets	Accumulated benefit obligation exceeds plan assets	Projected benefit obligation exceeds plan assets	Accumulated benefit obligation exceeds plan assets
Projected benefit obligation	$1,438,995	$1,438,995	$1,404,422	$1,404,422
Accumulated benefit obligation	1,435,193	1,435,193	1,401,109	1,401,109
Fair value of plan assets	1,005,574	1,005,574	1,112,314	1,112,314

Assumed health care cost trend rates for other postretirement benefits have a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Percentage Point
	Increase	Decrease
Increase (decrease) in total service and interest cost components	$66	$(58)

Increase (decrease) in the postretirement benefit obligation	1,430	(1,263)

The Company’s weighted average asset allocations for its domestic and U.K. pension plans’ assets at December 31, 2012 and December 31, 2013 by asset category were as follows:

	U.S. Plans		U.K. Plan
Asset Category	2012	2013	2012	2013
Equity securities	58%	66%	59%	51%
Debt securities	40	30	28	40
Other investments	0	0	12	5
Cash	2	4	1	4

Total	100%	100%	100%	100%

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

The fair market value of U.S. plan assets was $745,871 and $823,790 at December 31, 2012 and 2013, respectively. The fair market value of the U.K. plan assets was $257,398 and $286,158 at December 31, 2012 and 2013, respectively. The fair market value of the German pension plan assets was $2,305 and $2,366 at December 31, 2012 and 2013, respectively.

The table below classifies the assets of the U.S. and U.K. plans using the Fair Value Hierarchy described in Note 10 – Fair Value of Financial Instruments:

		Fair Value Heirarchy
	Total	Level 1	Level 2	Level 3
December 31, 2012
United States plans
Cash & Cash Equivalents	$18,487	$18,487	$—	$—
Equity securities	431,383	147,397	283,986	—
Fixed income securities	296,001	97,974	198,027	—

	$745,871	$263,858	$482,013	$—

United Kingdom plan
Cash & Cash Equivalents	$2,231	$2,231	$—	$—
Equity securities	152,434	152,434	—	—
Fixed income securities	72,251	72,251	—	—
Other investments	30,482	16,660	—	13,822

	$257,398	$243,576	$—	$13,822

December 31, 2013
United States plans
Cash & Cash Equivalents	$32,233	$32,233	$—	$—
Equity securities	543,267	187,685	355,582	—
Fixed income securities	248,290	123,776	124,514	—

	$823,790	$343,694	$480,096	$—

United Kingdom plan
Cash & Cash Equivalents	$12,418	$12,418	$—	$—
Equity securities	146,575	146,575	—	—
Fixed income securities	113,250	113,250	—	—
Other investments	13,915	—	—	13,915

	$286,158	$272,243	$—	$13,915

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

The following table details the activity in this investment for the year ended December 31, 2012 and 2013:

	2012	2013
Balance at January 1	$12,834	$13,822

Contributions	175	642
Disbursements	(175)	(642)
Change in fair value	473	(170)
Foreign currency translation effect	515	263

Balance at December 31	$13,822	$13,915

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

During 2013, the Company contributed $44,000 to its domestic and foreign pension plans, and during 2014, the Company expects to contribute between $40,000 and $50,000 to its domestic and foreign pension plans.

The Company estimates its benefit payments for its domestic and foreign pension plans and other postretirement benefit plans during the next ten years to be as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
2014	$79,000	$14,000
2015	76,700	15,000
2016	78,400	15,000
2017	78,700	15,000
2018	79,900	15,000
2019 through 2023	416,300	81,000

Note 13 - Other Long-Term Liabilities

Other long-term liabilities at December 31 were as follows:

	2012	2013
Products liability	$136,082	$119,041
Deferred compensation	11,934	12,462
Other	20,951	26,415

	$168,967	$157,918

Note 14 - Common Stock

There were 9.3 million common shares reserved for grants under compensation plans and contributions to the Company’s Spectrum Investment Savings Plan and Pre-Tax Savings plans at December 31, 2013. The Company matches contributions made by participants to these plans and these contributions are directed to the investment funds selected by the employees.

Note 15 - Cumulative Other Comprehensive Loss

The balances of each component of cumulative other comprehensive loss in the accompanying Consolidated Statements of Equity were as follows:

	Year Ended December 31, 2012
	Cumulative	Changes		Unrecognized
	Currency	in the Fair		Postretirement
	Translation	Value of		Benefit
	Adjustment	Derivatives		Plans		Total
January 1, 2012	$32,558	$5,341		$(558,777)		$(520,878)
Other comprehensive income (loss) before reclassifications	11,577	(1,266)	(a)	(66,863)	(c)	(56,552)
Amount reclassifed from accumulated other comprehensive loss	—	(3,648)	(b)	29,552	(d)	25,904

Net current-period other comprehensive income	11,577	(4,914)		(37,311)		(30,648)

December 31, 2012	$44,135	$427		$(596,088)		$(551,526)

(a)	This amount represents $1,770 of unrealized losses on cash flow hedges, net of tax of $504, that were recognized in Other Comprehensive Loss (see Footnote 11 for additional details).
(b)	This amount represents $5,699 of gains on cash flow hedges, net of tax of $2,051, that were reclassified out of Cumulative Other Comprehensive Loss and are included in Other income on the Condensed Consolidated Statements of Income (see Footnote 11 for additional details).
(c)	This amount represents $105,233 of other comprehensive loss, net of tax of $38,370 that was recognized in Other Comprehensive Loss.
(d)	This amount represents amortization of prior service credit of $873 and amortization of actuarial losses of ($46,712), net of tax of $16,287, that were reclassified out of Cumulative Other Comprehensive Loss and are included in the computation of net periodic benefit cost (see Footnote 12 for additional details).

	Year Ended December 31, 2013
	Cumulative	Changes		Unrecognized
	Currency	in the Fair		Postretirement
	Translation	Value of		Benefit
	Adjustment	Derivatives		Plans		Total
January 1, 2013	$44,135	$427		$(596,088)		$(551,526)
Other comprehensive income (loss) before reclassifications	15,525	1,727	(a)	91,506	(c)	108,758
Amount reclassifed from accumulated other comprehensive loss	—	(539)	(b)	33,287	(d)	32,748

Net current-period other comprehensive income (loss)	15,525	1,188		124,793		141,506

December 31, 2013	$59,660	$1,615		$(471,295)		$(410,020)

(a)	This amount represents $2,943 of unrealized gains on cash flow hedges, net of tax of $1,216, that were recognized in Other Comprehensive Loss (see Footnote 11 for additional details).
(b)	This amount represents $1,085 of gains on cash flow hedges, net of tax of $546, that were reclassified out of Cumulative Other Comprehensive Loss and are included in Other income on the Condensed Consolidated Statements of Income (see Footnote 11 for additional details).
(c)	This amount represents $156,627 of other comprehensive gain, net of tax of $65,121 that was recognized in Other Comprehensive Loss.
(d)	This amount represents amortization of prior service credit of $566 and amortization of actuarial losses of ($52,849), net of tax of $18,996, that were reclassified out of Cumulative Other Comprehensive Loss and are included in the computation of net periodic benefit cost (see Footnote 12 for additional details).

Note 16 – Comprehensive Income Attributable to Noncontrolling Shareholders’ Interests

	2011	2012	2013
Net income attributable to noncontrolling shareholders’ interests	$16,100	$32,055	$22,552
Other comprehensive income:
Currency translation adjustments	425	2,143	3,205

Comprehensive income attributable to noncontrolling shareholders’ interests	$16,525	$34,198	$25,757

Note 17 - Stock-Based Compensation

The Company’s incentive compensation plans allow the Company to grant awards to key employees in the form of stock options, stock awards, RSUs, stock appreciation rights, PSUs, dividend equivalents and other awards. Compensation related to these awards is determined based on the fair value on the date of grant and is amortized to expense over the vesting period. For RSUs and PSUs, the Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire. Awards settled in common shares have been settled with treasury shares. If awards can be settled in cash, these awards are recorded as liabilities and marked to market.

The following table discloses the amount of stock-based compensation expense:

	Stock Based Compensation
	2011	2012	2013
Stock options	$2,533	$3,388	$3,934
Stock awards	—	67	—
Restricted stock units	1,214	1,169	1,092
Performance stock units	366	3,412	1,947

Total stock-based compensation	$4,113	$8,036	$6,973

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

In April 2009, executives participating in the 2009 – 2011 Long-Term Incentive Plan were granted 1,155,000 stock options which vested one third each year through April 2012. This plan does not contain any performance-based criteria. In March 2010, executives participating in the 2010 – 2012 Long-Term Incentive Plan were granted 303,120 stock options which will vest one third each year through March 2013. During 2011, executives participating in the 2011 – 2013 Long-Term Incentive Plan were granted 311,670 stock options, which will vest one-third each year through 2014. In February 2012, executives participating in the 2012 – 2014 Long-Term Incentive Plan were granted 589,934 stock options which will vest one-third each year through February 2015. In February 2013, executives participating in the 2013-2015 Long-Term Incentive Plan were granted 330,639 stock options, which will vest one-third each year through February 2016. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2011	2012	2013
Risk-free interest rate	2.7%	1.2%	1.2%
Dividend yield	1.8%	2.7%	1.7%
Expected volatility of the Company’s common stock	0.615	0.644	0.646
Expected life in years	6.0	6.0	6.0

The weighted average fair value of options granted in 2011, 2012 and 2013 was $11.57, $7.33 and $12.97, respectively. Compensation expense for these options is recorded over the vesting period.

Summarized information for the plans follows:

		Weighted	Aggregate
		Average	Intrinsic
	Number of	Exercise	Value
	Shares	Price (per share)	(thousands)
Outstanding at January 1, 2013	1,486,351	$17.63
Granted	330,639	25.43
Exercised	(93,845)	18.24
Cancelled	(12,901)	18.63

Outstanding at December 31, 2013	1,710,244	19.09	$8,941

Exercisable at December 31, 2013	899,616	17.81	5,619

Available for Grant at December 31, 2013	1,766,818

	Year ended December 31
	2011	2012	2013
Weighted average grant-date fair value of options granted (per share)	$11.57	$7.33	$12.97

Aggregate intrinsic value of options exercised (thousands)	$3,515	$10,256	$877

Total fair value of shares vested (thousands)	$1,655	$2,641	$3,407

The weighted average remaining contractual life of options outstanding at December 31, 2013 is 6.9 years. Approximately 331,915 stock options will become exercisable over the next twelve months.

Segregated disclosure of options outstanding at December 31, 2013 was as follows:

	Range of Exercise Prices
	Less than or equal to $15.63	Greater than $15.63
Options outstanding	704,163	1,006,081

Weighted average exercise price	$14.28	$22.46

Remaining contractual life	7.4	6.6

Options exercisable	321,285	578,331

Weighted average exercise price	$12.68	$20.66

At December 31, 2013, the Company had $4,907 of unvested compensation cost related to stock options, and this cost will be recognized as expense over a weighted average period of 21 months.

Restricted Stock Units

Under the 1998, 2001, 2006 and 2010 Incentive Compensation Plans, RSUs may be granted to officers and other key employees. Compensation related to the RSUs is determined based on the fair value of the Company’s stock on the date of grant and is amortized to expense over the vesting period. The RSUs granted in 2011, 2012 and 2013 have vesting periods ranging from three to four years. The Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire. The following table provides details of the nonvested RSUs for 2013:

		Weighted
		Average
	Number of	Grant-Date
	Restricted	Fair Value
	Units	(per share)
Nonvested at January 1, 2013	110,871	$21.93
Granted	1,000	25.72
Vested	(52,509)	21.38
Accrued dividend equivalents	1,324	28.57

Nonvested at December 31, 2013	60,686	$22.61

	Year ended December 31
	2011	2012	2013
Weighted average grant-date fair value of restricted shares granted (per share)	$23.68	$15.54	$25.72

Total fair value of shares vested (thousands)	$811	$1,495	$1,122

The number of vested RSUs at December 31, 2012 and 2013 was 96,500 and 97,059, respectively. At December 31, 2013, the Company has $672 of unvested compensation cost related to RSUs and this cost will be recognized as expense over a weighted average period of 14 months.

Performance Stock Units

Compensation related to the PSUs is determined based on the fair value of the Company’s stock on the date of grant combined with performance metrics and is amortized to expense over the vesting period. During 2010, executives participating in the Company’s Long-Term Incentive Plan earned 244,043 PSUs based on the Company’s financial performance in 2010. Of these units, 183,961 vested in 2010 and 60,082 vested in 2012. No PSUs were earned in 2011. During 2012, executives participating in the Company’s Long-Term Incentive Plan earned 307,813 PSUs based on the Company’s financial performance in 2012. Of these units, 91,190 vested in 2012 and 84,401 vested in 2013 and 132,222 will vest in 2014. During 2013, executives participating in the Company’s Long-Term Incentive Plan earned 33,405 PSUs based on the Company’s financial performance in 2013. Of these units, 9,821 vested in 2013 and 13,959 and 9,625 will vest in 2014 and 2015, respectively. Similar to RSUs, the Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire.

The following table provides details of the nonvested PSUs earned under the Company’s Long-Term Incentive Plan:

		Weighted
		Average
	Number of	Grant-Date
	Restricted	Fair Value
	Units	(per share)
Nonvested at January 1, 2013	216,623	$15.63
Earned	33,405	25.43
Vested	(97,367)	16.77
Cancelled	(1,384)	15.63
Adjustment to outstanding units	2,077	15.63
Accrued dividend equivalents	3,418	26.86

Nonvested at December 31, 2013	156,772	$17.25

The weighted average fair value of PSUs granted in 2011, 2012 and 2013 was $22.97, $15.63 and $25.43, respectively.

At December 31, 2013, the Company has $729 of unvested compensation cost related to PSUs and this cost will be recognized as expense over a weighted average period of 13 months.

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

The Company recognized $349, $2,469 and $494 of excess tax benefits as a financing cash inflow for the years ended December 31, 2011, 2012 and 2013, respectively.

Note 18 - Lease Commitments

The Company rents certain distribution and other facilities and equipment under long-term leases expiring at various dates. The total rental expense for the Company, including these long-term leases and all other rentals, was $29,239, $29,275 and $33,199 for 2011, 2012 and 2013, respectively.

Future minimum payments for all non-cancelable operating leases through the end of their terms, which in aggregate total $91,103, are listed below. Certain of these leases contain provisions for optional renewal at the end of the lease terms.

2014	$23,692
2015	17,569
2016	13,129
2017	9,800
2018	8,250
Thereafter	18,663

Note 19 - Other – Net

Other income decreased by $5,372 in 2012 compared with 2011, primarily due to the COOCSA gain of $4,989 recorded in 2011 not present in the 2012 results.

Other income decreased by $879 in 2013 compared with 2012, primarily due to foreign currency losses.

Note 20 - Contingent Liabilities

Litigation

Products Liability Litigation

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

During 2013, the Company increased its products liability reserve by $60,091. The addition of another year of self-insured incidents accounted for $50,436 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims. These revisions increased the reserve by $8,298. Finally, changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $1,357.

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

During 2012, the Company paid $73,482 to resolve cases and claims. The Company’s products liability reserve balance at December 31, 2012 totaled $206,349 (current portion of $70,267).

During 2013, the Company paid $76,927 to resolve cases and claims. The Company’s products liability reserve balance at December 31, 2013 totaled $189,513 (current portion of $70,472).

Products liability expenses totaled $97,504, $103,610 and $89,044 in 2011, 2012 and 2013, respectively.

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

Federal Securities Litigation

On January 17, 2014, alleged stockholders of the Company filed a putative class-action lawsuit against the Company and certain of its officers in the United States District Court for the District of Delaware relating to the terminated Apollo transaction. That lawsuit, captioned OFI Risk Arbitrages, et al. v. Cooper Tire & Rubber Co., et al., No. 1:14-cv-00068-LPS, generally alleges that the Company and certain officers violated the federal securities laws by issuing allegedly misleading disclosures in connection with the terminated transaction and seeks, among other things, damages. The Company and its officers believe that the allegations against them lack merit and intend to defend the lawsuits vigorously.

Stockholder Derivative Litigation

On February 24 and March 6, 2014, purported stockholders of the Company filed two derivative actions on behalf of the Company in the U.S. District Court for the Northern District of Ohio against certain current officers and the current members of the Company’s board of directors. The Company is named as a nominal defendant in both lawsuits, and the lawsuits both seek recovery for the benefit of the Company. The lawsuits, captioned Bui v. Armes, et al.,No 3:14-cv-00428, and Zwang v. Armes, et al., 3:14-cv-00511, allege that the defendants breached their fiduciary duties to the Company by issuing allegedly misleading disclosures in connection with the terminated merger transaction. The Zwang lawsuit also alleges that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 by means of the same allegedly misleading disclosures. Both complaints also assert claims for waste of corporate assets and unjust enrichment. The complaints seek, among other things, unspecified money damages from the defendants, injunctive relief, and an award of attorney’s fees.

The outcome of the above litigation cannot be predicted with certainty and resolution costs are not estimable.

Certain Litigation Related to Joint Venture in China

On July 29, 2013, the Company’s Cooper Chengshan Tire joint venture in China was named as a defendant and a subsidiary of the Company was named as a third party in a complaint filed in the Weihai Intermediate People’s Court, Weihai, China, by the Company’s joint venture partner. In connection with the execution of the CCT Agreement (See Footnote 22 - Subsequent Events, below), this complaint was dismissed.

Cooper Chengshan Acquisition

In connection with this acquisition of CCT, beginning January 1, 2009 and continuing through December 31, 2011, the noncontrolling shareholders had the right to sell and, if exercised, the Company had the obligation to purchase, the remaining 49 percent noncontrolling share at a minimum price of $63,000. In 2009, the Company received notification from a noncontrolling shareholder of its intention to exercise a portion of its put option and in 2010, after receiving governmental approvals; the Company purchased the 14 percent share for $18,000. The remaining noncontrolling shareholder had the right to sell its 35 percent share to the Company at a minimum price of $45,000. At December 31, 2011, this right expired without being exercised. Accordingly, the Company recorded the $82,933 of noncontrolling shareholders’ interests associated with Cooper Chengshan in the equity section of its Consolidated Balance Sheets at December 31, 2011.

Employment Contracts and Agreements

The Company has an employment agreement with Mr. Armes. No other executives have employment agreements. The other Named Executive Officers are covered by the Cooper Tire & Rubber Company Change in Control Severance Pay Plan.

At December 31, 2013, approximately 25% of the Company’s workforce was represented by collective bargaining units.

Unconditional Purchase Orders

Noncancelable purchase order commitments for capital expenditures and raw materials, principally natural rubber, made in the ordinary course of business were $141,963 at December 31, 2013.

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

The North American Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also distributes tires for racing, medium truck and motorcycles that are manufactured at the Company’s affiliated operations. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to original equipment manufacturers

The International Tire Operations segment has manufacturing operations in the U.K., the Republic of Serbia and the PRC. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for the global market. The Serbian entity manufactures light vehicle tires primarily for the European markets. The Cooper Chengshan Tire joint venture manufactures and markets radial and bias medium truck tires as well as passenger and light truck tires for the global market. Cooper Kunshan Tire currently manufactures light vehicle tires and under an agreement with the government of the PRC, these tires have been exported to markets outside of the PRC through 2012. Beginning in 2013, tires produced at this facility were also sold in the domestic market. Only a small percentage of the tires manufactured by the segment are sold to OEMs.

The following customer of the North American Tire Operations segment contributed ten percent or more of the Company’s total consolidated net sales in 2011, 2012 and 2013. Net sales and percentage of consolidated Company sales for this customer in 2011, 2012 and 2013 were as follows:

	2011		2012		2013
Customer	Net Sales	Consolidated Net Sales	Net Sales	Consolidated Net Sales	Net Sales	Consolidated Net Sales
TBC/Treadways	$475,586	12%	$549,685	13%	$364,493	11%

The accounting policies of the reportable segments are consistent with those described in the Significant Accounting Policies note to the consolidated financial statements. Corporate administrative expenses are allocated to segments based principally on assets, employees and sales. The following table details segment financial information:

	2011	2012	2013
Revenues
North American Tire
External Customers	$2,744,124	$3,011,314	$2,429,808
Intercompany	93,464	84,244	56,778

	2,837,588	3,095,558	2,486,586

International Tire
External Customers	1,163,696	1,189,522	1,009,425
Intercompany	393,384	386,476	232,104

	1,557,080	1,575,998	1,241,529

Eliminations and other	(486,848)	(470,720)	(288,882)

Consolidated	3,907,820	4,200,836	3,439,233

Segment profit
North American Tire	77,432	295,900	204,239
International Tire	102,720	143,589	83,990
Unallocated corporate charges and eliminations	(16,851)	(42,527)	(47,515)

Operating profit	163,301	396,962	240,714
Interest expense	(36,191)	(29,546)	(27,906)
Interest income	3,190	2,560	810
Other - income (expense)	3,846	(1,526)	(647)

Income from continuing operations before income taxes	134,146	368,450	212,971

Depreciation and amortization expense
North American Tire	72,787	76,035	75,132
International Tire	49,778	51,846	54,825
Corporate	334	1,035	4,794

Consolidated	122,899	128,916	134,751

Segment assets
North American Tire	1,096,083	1,181,500	1,172,555
International Tire	884,337	893,390	958,914
Corporate and other	529,498	726,270	606,678

Consolidated	2,509,918	2,801,160	2,738,147

Expenditures for long-lived assets
North American Tire	69,168	68,655	87,655
International Tire	32,849	79,286	61,973
Corporate	53,389	57,929	30,820

Consolidated	155,406	205,870	180,448

Geographic information for revenues, based on country of origin, and long-lived assets follows:

	2011	2012	2013
Revenues
United States	$2,675,532	$2,914,721	$2,332,526
PRC	833,146	879,424	745,444
Rest of world	399,142	406,691	361,263

Consolidated	3,907,820	4,200,836	3,439,233

Long-lived assets
United States	499,753	545,169	453,693
PRC	354,351	357,782	353,551
Rest of world	114,999	149,717	167,025

Consolidated	969,103	1,052,668	974,269

Note 22- Subsequent Events

On June 12, 2013, the Company and Apollo announced the execution of the Agreement and Plan of Merger under which a wholly-owned subsidiary of Apollo was to acquire the Company in an all-cash transaction valued at approximately $2.5 billion. On December 30, 2013, the Company terminated the Agreement and Plan of Merger.

On January 17, 2014, alleged stockholders of the Company filed a putative class-action lawsuit against the Company and certain of its officers in the United States District Court for the District of Delaware relating to the terminated Apollo transaction. That lawsuit, captioned OFI Risk Arbitrages, et al. v. Cooper Tire & Rubber Co., et al., No. 1:14-cv-00068-LPS, generally alleges that the Company and certain officers violated the federal securities laws by issuing allegedly misleading disclosures in connection with the terminated transaction and seeks, among other things, damages. The Company and its officers believe that the allegations against them lack merit and intend to defend the lawsuits vigorously.

On February 24 and March 6, 2014, purported stockholders of the Company filed two derivative actions on behalf of the Company in the U.S. District Court for the Northern District of Ohio against certain current officers and the current members of the Company’s board of directors. The Company is named as a nominal defendant in both lawsuits, and the lawsuits both seek recovery for the benefit of the Company. The lawsuits, captioned Bui v. Armes, et al.,No 3:14-cv-00428, and Zwang v. Armes, et al., 3:14-cv-00511, allege that the defendants breached their fiduciary duties to the Company by issuing allegedly misleading disclosures in connection with the terminated merger transaction. The Zwang lawsuit also alleges that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 by means of the same allegedly misleading disclosures. Both complaints also assert claims for waste of corporate assets and unjust enrichment. The complaints seek, among other things, unspecified money damages from the defendants, injunctive relief, and an award of attorney’s fees.

On July 13, 2013, workers at CCT began a temporary work stoppage related to concerns regarding a pending merger agreement between Apollo and the Company. On August 17, 2013, those workers returned to work on a limited basis to manufacture only non-Cooper -branded products, but took other disruptive actions, including denying access to certain representatives of the Company and withholding certain business and financial information. On December 30, 2013, the Company terminated the merger agreement. Since this date, representatives of the Company regained access to the CCT facilities, including its business and financial information and the operation has resumed production of Cooper-branded products.

In January 2014, the Company entered into an agreement (the “CCT Agreement”) with Chengshan Group Company Ltd. (“Chengshan”) and The Union of Cooper Chengshan (Shandong) Tire Company Co., Ltd. (the “Union”) regarding CCT that provides, among other matters, that the Union and Chengshan will provide support to return CCT to normal operations, including the production of Company-branded products in accordance with the existing joint venture agreement. In addition, the CCT Agreement provides Chengshan, with certain conditions and exceptions, a limited contractual right to either (i) purchase the Company’s equity interest in CCT or (ii) sell its equity interest in CCT to the Company. In the event Chengshan elects not to exercise its right to purchase the Company’s equity interest or sell its interest in CCT to the Company, the Company has the right to purchase Chengshan’s equity interest in CCT subject to certain conditions. In the event neither Chengshan nor the Company exercises their respective options prior to their expiration, then Chengshan and the Company will discuss potential new ownership structures for CCT.

The CCT Agreement is separate and in addition to the purchase, sale, transfer, right of first refusal and other protective rights set forth in the existing joint venture agreement between the Company and Chengshan with respect to CCT, which continues to be in effect and fully operational.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cooper Tire & Rubber Company

We have audited the accompanying consolidated balance sheets of Cooper Tire & Rubber Company (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper Tire & Rubber Company at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cooper Tire & Rubber Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Toledo, Ohio
March 14, 2014

SELECTED QUARTERLY DATA	(Unaudited)

(Dollar amounts in thousands except per share amounts.)
	2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$984,258	$1,058,482	$1,095,626	$1,062,470
Gross profit	105,429	158,904	198,158	191,777
Net income attributable to Cooper Tire & Rubber Company	21,568	51,746	74,113	72,944
Basic earnings per share attributable to Cooper Tire & Rubber Company common stockholders	0.35	0.83	1.18	1.16
Diluted earnings per share attributable to Cooper Tire & Rubber Company common stockholders	0.34	0.82	1.17	1.15
Revenues:
North American Tire	$697,507	$770,799	$816,257	$810,995
International Tire	404,461	418,636	411,256	341,645
Eliminations and other	(117,710)	(130,953)	(131,887)	(90,170)

Net sales	$984,258	$1,058,482	$1,095,626	$1,062,470

Segment profit:
North American Tire	$22,840	$65,047	$104,830	$103,183
International Tire	32,640	43,235	35,506	32,208
Eliminations	(524)	(3,322)	(3,163)	1,355
Corporate	(7,246)	(9,546)	(7,570)	(12,511)

Operating profit	47,710	95,414	129,603	124,235
Interest expense	8,475	8,383	7,115	5,573
Interest income	651	721	542	646
Other – income (expense)	465	183	(315)	(1,859)

Income before income taxes	$40,351	$87,935	$122,715	$117,449

Net Income	$28,050	$58,590	$82,711	$83,075
Net Income attributable to Cooper Tire & Rubber Company	$21,568	$51,746	$74,113	$72,944

	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$861,681	$884,126	$832,419	$861,007
Gross profit	157,918	150,160	97,404	110,709
Net income (loss) attributable to Cooper Tire & Rubber Company	56,080	35,486	(168)	19,615
Basic earnings per share attributable to Cooper Tire & Rubber Company common stockholders	0.89	0.56	(0.00)	0.31
Diluted earnings per share attributable to Cooper Tire & Rubber Company common stockholders	0.87	0.55	(0.00)	0.31
Revenues:
North American Tire	$602,274	$623,185	$633,045	$628,082
International Tire	341,031	353,270	264,450	282,778
Eliminations and other	(81,624)	(92,329)	(65,076)	(49,853)

Net sales	$861,681	$884,126	$832,419	$861,007

Segment profit:
North American Tire	$71,406	$59,213	$38,762	$34,858
International Tire	30,010	29,229	3,083	21,668
Eliminations	1,047	117	1,736	471
Corporate	(5,799)	(19,393)	(15,673)	(10,021)

Operating profit	96,664	69,166	27,908	46,976
Interest expense	7,101	7,231	6,684	6,890
Interest income	296	141	270	103
Other income (expense)	595	(834)	(348)	(60)

Income before income taxes	$90,454	$61,242	$21,146	$40,129

Net Income	$62,837	$41,600	$3,301	$25,827
Net Income (loss) attributable to Cooper Tire & Rubber Company	$56,080	$35,486	$(168)	$19,615

COOPER TIRE & RUBBER COMPANY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2011, 2012 and 2013

	Balance at	Additions			Balance
	Beginning	Charged	Business	Deductions	at End
	of Year	To Income	Acquisitions	(a)	of Year
Allowance for doubtful accounts
2011	$10,811,026	$2,259,690	$—	$2,448,442	$10,622,274

2012	$10,622,274	$6,760,626	$—	$4,115,716	$13,267,184

2013	$13,267,184	$4,179,025	$—	$450,541	$16,995,668

(a)	Accounts charged off during the year, net of recoveries of accounts previously charged off.

	Balance at	Additions			Balance
	Beginning	Charged	Charged	Deductions	at End
	of Year	To Income	To Equity	(a)	of Year
Tax valuation allowance
2011	$183,911,843	$13,812,211	$—	$169,453,483	$28,270,571

2012	$28,270,571	$2,406,334	$—	$2,684,283	$27,992,622

2013	$27,992,622	$6,953,692	$—	$2,575,949	$32,370,365

(a)	Net decrease in tax valuation allowance is primarily a result of net changes in cumulative book/tax timing differences, the write-off of capital loss carry forward and changes in judgment about the realizability of deferred tax assets, plus the impact of the change in the postretirement benefits component of Cumulative other comprehensive loss.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

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

The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of December 31, 2103 (“Evaluation Date”)).

As a result of circumstances that arose during the third quarter of 2013 due to labor actions at CCT relating to the merger agreement with Apollo, the Company was unable to file the third quarter 2013 Form 10-Q and this 2013 Form 10-K within the time periods specified in the SEC rules and forms. This filing delay was caused by the inability to obtain certain business and financial information from CCT in a timely manner. As a result of this situation the Company’s CEO and CFO concluded that its disclosure controls and procedures were not effective as of the Evaluation Date. The Company filed its third quarter Form 10-Q on February 28, 2014 and is filing this Form 10-K on March 14, 2014.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework (1992), issued by the COSO as of December 31, 2013. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013, based on criteria in Internal Control – Integrated Framework (1992) issued by the COSO, and that the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, the independent registered public accounting firm that has audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2013.

(c) Report of the Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cooper Tire & Rubber Company

We have audited Cooper Tire & Rubber Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Cooper Tire & Rubber Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cooper Tire & Rubber Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cooper Tire & Rubber Company as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Toledo, Ohio
March 14, 2014

(d) Changes in Internal Control over Financial Reporting

On July 13, 2013, workers at CCT began a temporary work stoppage related to concerns regarding a pending merger agreement between Apollo and the Company. On August 17, 2013, those workers returned to work on a limited basis to manufacture only non-Cooper -branded products, but took other disruptive actions, including denying access to certain representatives of the Company and withholding certain business and financial information. On December 30, 2013, the Company terminated the merger agreement. Since this date, representatives of the Company regained access to the CCT facilities, including its business and financial information and the operation has resumed production of Cooper-branded products.

CCT personnel maintained previously established internal controls (“historical controls”) during the period in which the Company had limited access to CCT financial information. Since regaining access to the business and financial information, the Company and its representatives have performed an evaluation of the historical controls performed at CCT for the period ended December 31, 2013. As deemed necessary, the Company and its representatives implemented incremental internal controls in order to provide management with reasonable assurance regarding the reliability of financial reporting and the preparation of the financial information for the period ended December 31, 2013. The incremental internal controls included, but were not limited to: additional inventory verification procedures, confirmation of account balances with customers and confirmation of cash and bank note balances with financial institutions as of December 31, 2013.

The Company believes that internal controls over financial reporting at CCT operated effectively for the period ended December 31, 2013. This position is supported by the results of the Company’s evaluation of the historical controls performed by CCT, coupled with the incremental internal control procedures performed by the Company once access to the facility was regained.

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

There have been no other changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND CORPORATE GOVERNANCE

Information concerning the Company’s directors, corporate governance guidelines, Compensation Committee and Nominating and Governance Committee will appear in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, which will be herein incorporated by reference.

AUDIT COMMITTEE

Information regarding the Audit Committee, including the identification of the Audit Committee members and the “audit committee financial expert,” will appear in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, which will be herein incorporated by reference.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will appear in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, which will be herein incorporated by reference.

CODE OF ETHICS

Information regarding the Company’s code of business ethics and conduct is available on the Company’s website at http://www.coopertire.com. To access this information, first click on “Investors” and then click on “Governance” of the Company’s website. Then, select the “Code of Business Ethics & Conduct” link listed in the middle of the web page under Governance.

Item 11.	EXECUTIVE COMPENSATION

Information regarding executive and director compensation, Compensation Committee Interlocks and Insider Participation and the Compensation Committee Report will appear in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, which will be herein incorporated by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management of the Company’s voting securities and equity securities will appear in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, which will be herein incorporated by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 regarding the Company’s equity compensation plans, all of which were approved by the Company’s security holders:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	2,088,723	$15.63	1,766,818
Equity compensation plans not approved by stockholders	—	—	—

Total	2,088,723	$15.63	1,766,818

Additional information on equity compensation plans is contained in the “Stock-Based Compensation” note to the consolidated financial statements.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no transactions with related persons that would require disclosure during 2013.

Information regarding the independence of the Company’s directors will appear in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, which will be herein incorporated by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the Company’s independent auditor will appear in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, which will be herein incorporated by reference.

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

Date: March 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Roy V. Armes	Chairman of the Board,	March 14, 2014
ROY V. ARMES	President, Chief Executive
Officer and Director
(Principal Executive Officer)

/s/ Bradley E. Hughes	Vice President, Chief	March 14, 2014
BRADLEY E. HUGHES	Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Robert W. Huber	Director of External Reporting	March 14, 2014
ROBERT W. HUBER	(Principal Accounting Officer)

THOMAS P. CAPO*	Director	March 14, 2014

STEVEN M. CHAPMAN*	Director	March 14, 2014

JOHN J. HOLLAND*	Director	March 14, 2014

JOHN F. MEIER*	Director	March 14, 2014

CYNTHIA A. NIEKAMP	Director	March 14, 2014

JOHN H. SHUEY*	Director	March 14, 2014

RICHARD L. WAMBOLD	Director	March 14, 2014

ROBERT D. WELDING*	Director	March 14, 2014

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-indicated directors of the registrant and filed herewith as Exhibit 24 on behalf of the registrant.

*By:	/s/ Stephen Zamansky
STEPHEN ZAMANSKY, Attorney-in-fact

EXHIBIT INDEX

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by Cooper Tire & Rubber Company (File Number 001-04329), unless otherwise noted.

(2)	(i)	Agreement and Plan of Merger, dated June 12, 2013, by and among Apollo (Mauritius) Holdings Pvt. Ltd., Apollo Tyres B.V., Apollo Acquisition Corp. and Cooper Tire & Rubber Company is incorporated herein by reference from Exhibit 2.1 of the Company’s Form 8-K dated June 12, 2013

(3)	(i)	Restated Certificate of Incorporation, as amended and filed with the Secretary of State of Delaware on May 4, 2010, is incorporated herein by reference from Exhibit 3(i) of the Company’s Form 10-Q for the quarter ended March 31, 2010

	(ii)	Bylaws, as amended as of May 4, 2010, are incorporated herein by reference from Exhibit 3(ii) to the Company’s Form 10-Q for the quarter ended March 31, 2010

(4)	(i)	Prospectus Supplement dated March 20, 1997 for the issuance of $200,000,000 notes is incorporated herein by reference from Form S-3 – Registration Statement No. 33-44159

	(ii)	Prospectus Supplement dated December 8, 1999 for the issuance of an aggregate $800,000,000 notes is incorporated herein by reference from Form S-3 – Registration Statement No. 333-89149

(10)	(i)	Employment Agreement Amended and Restated dated as of December 22, 2008 between Cooper Tire & Rubber Company and Roy V. Armes is incorporated herein by reference from Exhibit (10)(i) of the Company’s 10-K for the year ended December 31, 2008*

	(ii)	Purchase and Sale Agreement dated as of August 30, 2006, by and among Cooper Tire & Rubber Company, Oliver Rubber Company and Cooper Receivables LLC is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated August 31, 2006

	(iii)	First Amendment to Purchase and Sale Agreement, dated as of September 14, 2007, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, PNC Bank, National Association, and Market Street Funding LLC is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated September 20, 2007

	(iv)	Amended and Restated Receivables Purchase Agreement, dated as of September 14, 2007, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, PNC Bank, National Association and Market Street Funding LLC is incorporated herein by reference from Exhibit (10)(2) of the Company’s Form 8-K dated September 20, 2007

	(v)	Second Amendment to Receivables Purchase Agreement, dated as of August 5, 2010, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company and PNC Bank, National Association is incorporated herein by reference from Exhibit 10(1) of the Company’s Form 8-K dated August 9, 2010

	(vi)	Third Amendment to Amended and Restated Receivables Purchase Agreement, dated June 2, 2011, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, Market Street Funding LLC and PNC Bank, National Association is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated June 8, 2011

	(vii)	Fourth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of July 27, 2011, by and among Cooper Tire & Rubber Company, Cooper Receivables LLC, Market Street Funding LLC and PNC Bank, National Association is incorporated herein by reference from Exhibit (10)(ii) of the Company’s Form 8-K dated August 2, 2011

	(viii)	Fifth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of August 10, 2012, by and among Cooper Tire & Rubber Company, Cooper Receivables LLC, Market Street Funding LLC and PNC Bank, National Association is incorporated herein by reference from Exhibit (10)(1) of the Company Form 8-K dated August 13, 2012

	(ix)	Amended and Restated Loan and Security Agreement, dated as of July 27, 2011, by and among Cooper Tire & Rubber Company, Max-Trac Tire Co., Inc., certain financial institutions named therein (as Lenders), Bank of America, N.A. (as Administrative Agent and Collateral Agent), PNC Bank, National Association (as Syndication Agent), Banc of America Securities LLC and PNC Capital Markets LLC (as Joint Book Managers and Joint Lead Arrangers) and JPMorgan Chase Bank, N.A. (as Documentation Agent) is incorporated herein by reference from Exhibit (10)(1) of the Company’s Form 8-K dated August 2, 2011

(x)	Limited Waiver, effective as of July 19, 2013, to the Amended and Restated Loan and Security Agreement, dated as of July 27, 2011, among Cooper Tire & Rubber Company, Max-Trac Tire Co., Inc., the financial institutions from time to time party thereto and Bank of America, N.A., as Administrative Agent, is incorporated herein by reference from Exhibit 10.1 of the Company’s Form 8-K dated July 24, 2013

(xi)	Pledge Agreement, dated as of November 9, 2007, by and among Cooper Tire & Rubber Company and Bank of America, N.A. is incorporated herein by reference from Exhibit (10)(2) of the Company’s Form 8-K dated November 16, 2007

(xii)	Intercreditor Agreement, dated as of November 9, 2007, by and among Cooper Tire & Rubber Company; Cooper Receivables LLC; PNC Bank, National Association (as Administrator); and Bank of America, N.A. (as Administrative Agent and Collateral Agent) is incorporated herein by reference from Exhibit (10)(3) of the Company’s Form 8-K dated November 16, 2007

(xiii)	1998 Non-Employee Directors Compensation Deferral Plan Amended and Restated as of January 1, 2011 is incorporated herein by reference from Exhibit 10(xix) of the Company’s Form 10-K for the year ended December 31, 2011*

(xiv)	2001 Incentive Compensation Plan is incorporated herein by reference from the Appendix A to the Company’s Proxy Statement dated March 20, 2001*

(xv)	2010 Incentive Compensation Plan is incorporated herein by reference from the Appendix B to the Company’s Proxy Statement dated March 25, 2010*

(xvi)	2002 Non-Employee Directors Stock Option Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated March 27, 2002*

(xvii)	2006 Incentive Compensation Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated March 21, 2006*

(xviii)	Change in Control Severance Pay Plan (Amended and Restated as of August 4, 2010) is incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K dated August 6, 2010*

(xix)	Written Description of Changes to Independent Director Compensation and Stock Ownership Guidelines (as approved by the Board of Directors on August 3, 2011) is incorporated herein by reference from Exhibit (10)(iii) of the Company’s Form 10-Q for the quarter ended September 30, 2011

(xx)	Form of Confidentiality and Non-Compete Agreement for the Cooper Tire & Rubber Company Change in Control Severance Pay Plan is incorporated herein by reference from Exhibit (10)(iii) of the Company’s Form 10-Q for the quarter ended September 30, 2011*

(xxi)	Form of Indemnification Agreement for Directors and Officers is incorporated herein by reference from Exhibit 10.1 of the Company’s Form 8-K dated December 20, 2006

(xxii)	Nonqualified Key Employee Deferred Compensation Plan effective as of June 1, 1999 is incorporated herein by reference from Exhibit 10(xxx) of the Company’s Form 10-K for the year ended December 31, 2011*

(xxiii)	Form of Participation Agreement for the Nonqualified Key Employee Deferred Compensation Plan effective as of June 1, 1999 is incorporated herein by reference from Exhibit 10(xxxi) of the Company’s Form 10-K for the year ended December 31, 2011*

(xxiv)	Form of Participation Agreement for Performance Stock Unit and Cash Unit Awards Under the 2010 Incentive Compensation Plan is incorporated herein by reference from Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended March 31, 2013*

	(xxv)	Form of Participation Agreement for Nonqualified Stock Option Awards Under the 2010 Incentive Compensation Plan is incorporated herein by reference from Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended March 31, 2013*

	(xxvi)	Executive Deferred Compensation Plan, Amended and Restated as of January 1, 2013 is incorporated herein by reference from Exhibit (10.1) of the Company’s Form 10-Q for the quarter ended June 30, 2013*

	(xxvii)	Form of Award Agreement for Executive Deferred Compensation Plan, Amended and Restated as of January 1, 2013

	(xxviii)	Nonqualified Supplementary Benefit Plan, Amended and Restarted as of January 1, 2013 is incorporated herein by reference from Exhibit (10.2) of the Company’s Form 10-Q for the quarter ended June 30, 2013*

	(xxix)	Stock Purchase Agreement dated as of September 16, 2004 by and among Cooper Tire & Rubber Company, Cooper Tyre & Rubber Company UK Limited and CSA Acquisition Corp. is incorporated herein by reference from Exhibit (10) of the Company’s Form 10-Q for the quarter ended September 30, 2004

	(xxx)	First Amendment to Stock Purchase Agreement dated as of December 3, 2004 by and among Cooper Tire & Rubber Company, Cooper Tyre & Rubber Company UK Limited and CSA Acquisition Corp. is incorporated by reference from Exhibit (xxvi) of the Company’s Form 10-K for the year ended December 31, 2004

	(xxxi)	Sino-Foreign Equity Joint Venture Contract for Cooper Chengshan (Shandong) Passenger Tire Company Ltd. by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Tire Investment Holding (Barbados) Ltd. and Joy Thrive Investments Limited is incorporated herein by reference from Exhibit (xxvii) of the Company’s Form 10-K for the year ended December 31, 2005

	(xxxii)	Asset Purchase Agreement by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Chengshan (Shandong) Passenger Tire Company Ltd. and Chengshan Group Limited is incorporated herein by reference from Exhibit (xxviii) of the Company’s Form 10-K for the year ended December 31, 2005

	(xxxiii)	Sino-Foreign Equity Joint Venture Contract for Cooper Chengshan (Shandong) Tire Company Ltd. by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Tire Investment Holding (Barbados) Ltd. and Joy Thrive Investments Limited is incorporated herein by reference from Exhibit (xxix) of the Company’s Form 10-K for the year ended December 31, 2005

	(xxxiv)	Asset Purchase Agreement by and among Shandong Chengshan Tire Company Limited by Shares and Cooper Chengshan (Shandong) Tire Company Limited and Chengshan Group Company Limited is incorporated herein by reference from Exhibit (xxx) of the Company’s Form 10-K for the year ended December 31, 2005

	(xxxv)	Share Purchase Agreement by and among Chengshan Group Company Limited and CTB (Barbados) Investment Co. Ltd. is incorporated herein by reference from Exhibit (xxxii) of the Company’s Form 10-K for the year ended December 31, 2005

	(xxxvi)	Supplementary Agreement by and among Shandong Chengshan Tire Company Limited by Shares, Cooper Tire Investment Holding (Barbados) Ltd., Joy Thrive Investments Limited, Chengshan Group Company Limited and CTB (Barbados) Investment Co., Ltd. is incorporated herein by reference from Exhibit (xxxviii) of the Company’s Form 10-K for the year ended December 31, 2006

(21)		Subsidiaries of the Registrant

(23)		Consent of Independent Registered Public Accounting Firm

(24)		Power of Attorney

(31.1)		Certification of Chief Executive Officer pursuant to Rule 13a–14(a)/15d–14(a) of the Exchange Act

(31.2)		Certification of Chief Financial Officer pursuant to Rule 13a–14(a)/15d–14(a) of the Exchange Act

(32)		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)		XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contracts or compensatory plans or arrangements.