Form 10-Q
period 2014-03-31
COOPER TIRE & RUBBER CO
filed 2014-05-02
CIK 24491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Number of shares of common stock of registrant outstanding

at April 30, 2014: 63,475,820

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per-share amounts)

		March 31,
	December 31,	2014
	2013	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$397,731	$335,944
Notes receivable	86,965	78,628
Accounts receivable, less allowances of $16,996 at 2013 and $15,514 at 2014	360,405	461,648
Inventories at lower of cost or market:
Finished goods	360,686	449,134
Work in process	35,576	42,075
Raw materials and supplies	120,913	130,779

	517,175	621,988
Other current assets	92,514	91,189

Total current assets	1,454,790	1,589,397
Property, plant and equipment:
Land and land improvements	51,186	51,162
Buildings	326,635	329,017
Machinery and equipment	1,847,576	1,867,271
Molds, cores and rings	246,760	243,653

	2,472,157	2,491,103
Less accumulated depreciation and amortization	1,497,888	1,516,220

Net property, plant and equipment	974,269	974,883
Goodwill	18,851	18,851
Intangibles, net of accumulated amortization of $63,354 at 2013 and $66,113 at 2014	160,308	156,712
Restricted cash	2,759	1,169
Deferred income taxes	111,644	107,367
Other assets	15,526	15,559

Total assets	$2,738,147	$2,863,938

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$22,105	$25,001
Accounts payable	302,422	359,230
Accrued liabilities	211,090	230,341
Income taxes	11,098	15,348
Current portion of long-term debt	17,868	19,419

Total current liabilities	564,583	649,339
Long-term debt	320,959	327,755
Postretirement benefits other than pensions	238,653	239,337
Pension benefits	291,808	285,466
Other long-term liabilities	157,918	149,729
Deferred income tax liabilities	6,601	6,463
Redeemable noncontrolling shareholder interest	—	155,554
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued
Common stock, $1 par value; 300,000,000 shares authorized;
87,850,292 shares issued	87,850	87,850
Capital in excess of par value	4,433	—
Retained earnings	1,741,611	1,755,903
Cumulative other comprehensive loss	(410,020)	(406,488)

	1,423,874	1,437,265
Less: common shares in treasury at cost (24,464,264 at 2013 and 24,393,034 at 2014)	(433,008)	(431,574)

Total parent stockholders’ equity	990,866	1,005,691
Noncontrolling shareholder interest in consolidated subsidiary	166,759	44,604

Total equity	1,157,625	1,050,295

Total liabilities and equity	$2,738,147	$2,863,938

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollar amounts in thousands except per-share amounts)

	Three months ended March 31,
	2013	2014
Net sales	$861,681	$796,458
Cost of products sold	703,763	649,116

Gross profit	157,918	147,342
Selling, general and administrative	61,254	66,431

Operating profit	96,664	80,911
Interest expense	(7,101)	(7,118)
Interest income	296	513
Other income (expense)	595	(11)

Income before income taxes	90,454	74,295
Income tax expense	27,617	22,567

Net income	62,837	51,728
Net income attributable to noncontrolling shareholders’ interests	6,757	6,294

Net income attributable to Cooper Tire & Rubber Company	$56,080	$45,434

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.89	$0.72

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.87	$0.71

Dividends per share	$0.105	$0.105

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2013	2014
Net income	$62,837	$51,728
Other comprehensive income
Cumulative currency translation adjustments
Foreign currency translation adjustments	(6,179)	(3,937)

Cumulative currency translation adjustments	(6,179)	(3,937)
Financial instruments
Change in the fair value of derivatives and marketable securities	2,527	1,542
Income tax benefit on derivative instruments	(1,139)	(613)

Financial instruments, net of tax	1,388	929
Postretirement benefit plans
Amortization of actuarial loss	12,479	9,127
Amortization of prior service credit	(142)	(142)
Income tax provision on postretirement benefit plans	(4,589)	(3,113)
Foreign currency translation effect	6,175	(512)

Postretirement benefit plans, net of tax	13,923	5,360

Other comprehensive income	9,132	2,352

Comprehensive income	71,969	54,080
Less comprehensive income attributable to noncontrolling shareholders’ interests	8,560	5,114

Comprehensive income attributable to Cooper Tire & Rubber Company	$63,409	$48,966

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands)

	Three Months ended March 31,
	2013	2014
Operating activities:
Net income	$62,837	$51,728
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	32,121	34,885
Deferred income taxes	787	1,584
Stock based compensation	1,818	1,436
Change in LIFO inventory reserve	(12,978)	(31,579)
Amortization of unrecognized postretirement benefits	12,337	8,985
Changes in operating assets and liabilities:
Accounts and notes receivable	(55,784)	(96,004)
Inventories	(85,244)	(74,266)
Other current assets	(1,374)	(5,850)
Accounts payable	(24,550)	57,921
Accrued liabilities	18,615	16,059
Other items	17,384	7,549

Net cash used in operating activities	(34,031)	(27,552)
Investing activities:
Additions to property, plant and equipment and capitalized software	(49,347)	(39,772)
Proceeds from the sale of assets	—	100

Net cash used in investing activities	(49,347)	(39,672)
Financing activities:
Net issuances of short-term debt	2,360	3,622
Additions to long-term debt	12,973	13,034
Repayments of long-term debt	(451)	(4,687)
Payment of dividends	(6,645)	(6,656)
Issuance of common shares and excess tax benefits on options	1,070	131

Net cash provided by financing activities	9,307	5,444
Effects of exchange rate changes on cash	(5,574)	(7)

Changes in cash and cash equivalents	(79,645)	(61,787)
Cash and cash equivalents at beginning of year	351,817	397,731

Cash and cash equivalents at end of period	$272,172	$335,944

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per-share amounts)

1.	Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. There is a year-round demand for the Company’s passenger and truck replacement tires, but sales of light vehicle replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November. Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

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

Accounting Pronouncements – Recently Adopted

Income Taxes—In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which clarifies treatment of unrecognized tax benefits based on surrounding circumstances. The amendments in this update are effective for annual and interim periods beginning on or after December 15, 2013. Although the Company does not expect the adoption of ASU 2013-11 to have a material effect on its consolidated financial statements, it will modify presentation of its unrecognized tax benefit if the specific circumstances are met. The adoption of this accounting standards update did not have an impact on the Company’s consolidated financial statements.

2.	CCT Agreement

On January 29, 2014, the Company entered into an agreement (the “CCT Agreement”) with Chengshan Group Company Ltd. (“Chengshan”) and The Union of Cooper Chengshan (Shandong) Tire Company Co., Ltd. (the “Union”) regarding Cooper Chengshan (Shandong) Tire Company Ltd. (“CCT”) that, among other matters, provides Chengshan, with certain conditions and exceptions, a limited contractual right to either (i) purchase the Company’s 65 percent equity interest in CCT for 65 percent of the Option Price (as defined below) or (ii) sell its 35 percent equity interest in CCT to the Company for 35 percent of the Option Price. In the event Chengshan elects not to exercise its right to purchase the Company’s equity interest or sell its interest in CCT to the Company, the Company has the right to purchase Chengshan’s 35 percent equity interest in CCT for 35 percent of the Option Price subject to certain conditions. In the event neither Chengshan nor the Company exercises their respective options prior to their expiration, the agreement allows for continuation of the joint venture as currently structured.

The “Option Price” under the CCT Agreement is defined as the greater of (i) the fair market value of CCT on a stand-alone basis, which value will not take into consideration the value of the trademarks and technologies licensed by the Company to CCT, as determined by an internationally recognized valuation firm (the “CCT valuation”) and (ii) $435,000.

Under the terms of the CCT Agreement, once the Option Price is determined, the noncontrolling shareholder has 45 days to either purchase the Company’s 65 percent ownership interest in CCT for 65 percent of the Option Price or sell to the Company its 35 percent ownership interest in CCT at 35 percent of the Option Price or do neither. If the noncontrolling shareholder does not exercise these options, the options shall expire and the Company shall have the right to purchase the noncontrolling shareholder’s 35 percent ownership interest in CCT at 35 percent of the Option Price. If the Company does not exercise this option within 90 days of the determination of the Option Price, the option shall lapse. If the CCT valuation is not provided on or before August 11, 2014, the above options of both parties will terminate and be of no effect unless the Company, at its sole discretion, elects to extend this deadline for the CCT valuation.

The CCT Agreement is separate and in addition to the purchase, sale, transfer, right of first refusal and other protective rights set forth in the existing joint venture agreement between the Company and Chengshan with respect to CCT, which continues to be in effect and fully operational.

The Company has determined the CCT Agreement constitutes an accounting extinguishment of the Chengshan Group’s equity interest in CCT. In accordance with Accounting Standard Codification (“ASC”) 810, “Consolidation”, changes in a parent’s interest while the parent retains its controlling financial interest in its subsidiary shall be accounted for as equity transactions. Therefore, gains and losses are not recorded in the Condensed Consolidated Statement of Income as a result of the CCT Agreement. The Company is required to measure the noncontrolling shareholder interest at fair value as of January 29, 2014, the transaction date (the “Transaction Date Assessment”).

The measurement of the noncontrolling shareholder interest as of the transaction date is determined by assessing CCT as an ongoing component of the Company’s operations. The Transaction Date Assessment is not meant to be representative of the fair market value of CCT as a stand-alone entity as defined by the CCT Agreement. Further, the Transaction Date Assessment also considers specific discounts attributable to a noncontrolling shareholder interest, including discounts for lack of control of the entity and lack of marketability. Any adjustment to the noncontrolling shareholder interest as a result of the Transaction Date Assessment is offset by a reduction to Capital in excess of par value, to the extent available, with any remaining amount treated as a reduction in Retained earnings.

In addition, because the CCT Agreement provides put and call options to the noncontrolling shareholder interest owner, these options should be measured at fair value (the “Options Assessment”). Adjustments to the carrying value of the noncontrolling shareholder interest as a result of the Options Assessment will be treated like a dividend to the noncontrolling shareholder interest owner. Any adjustment to the noncontrolling shareholder interest as a result of the Options Assessment is offset by a reduction to Retained earnings and reflected in the computation of earnings per share available to the Company’s common stockholders.

Further, as a result of the CCT Agreement, during the term of its put option rights, the noncontrolling shareholder interest in CCT has redemption features that are not within the control of the Company. Accordingly, the noncontrolling shareholder interest in CCT is recorded outside of total equity. If the Transaction Date Assessment and Options Assessment result in a noncontrolling shareholder interest that is less than 35 percent of the minimum Option Price, ASC 480, “Distinguishing Liabilities from Equity”, requires that the noncontrolling shareholder interest be adjusted to 35 percent of the minimum Option Price.

The Company’s Transaction Date Assessment, in accordance with the appropriate accounting guidance, resulted in an adjustment to the noncontrolling shareholder interest of $28,285, increasing the total noncontrolling shareholder interest to $152,250. The Options Assessment did not result in any further adjustment to the noncontrolling shareholder interest. The redeemable noncontrolling shareholder interest is classified outside of permanent equity on the Company’s Condensed Consolidated Balance Sheets, in accordance with the authoritative accounting guidance.

The Company has determined that the nonrecurring fair value measurements related to CCT rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlements of liabilities, as observable inputs are not available and, as such, reside within Level 3 of the fair value hierarchy as defined in Footnote 4. The Company utilized a third party to assist in the determination of the Transaction Date Assessment and Options Assessment and these were determined based upon internal and external inputs considering various relevant market transactions, discounted cash flow valuation methods, assessing appropriate discounts for lack of control and marketability, and probability weighting, among other factors.

3.	Earnings Per Share

Net income per share is computed on the basis of the weighted average number of common shares outstanding each year. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2013	2014
Numerator
Numerator for basic and diluted earnings per share - Net income attributable to common stockholders	$56,080	$45,434

Denominator
Denominator for basic earnings per share - weighted average shares outstanding	63,226	63,399
Effect of dilutive securities - stock options and other stock units	958	939

Denominator for diluted earnings per share - adjusted weighted average share outstanding	64,184	64,338

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.89	$0.72

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.87	$0.71

Options to purchase shares of the Company’s common stock not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares were none and 340,841 in 2013 and 2014, respectively. These options could be dilutive in the future depending on the performance of the Company’s stock.

The Company is a party to a trust agreement which is intended to provide funding for benefits payable and other potential payments to directors, executive officers and certain other employees under various plans and agreements of the Company. The execution of the merger agreement with subsidiaries of Apollo Tyres Ltd. in 2013 constituted a “potential change in control” under such plans and agreements and as a result, the Company was required to fund the estimated value of the payments to be made to the beneficiaries under the trust agreement. The Company deposited 1,906,183 of common shares with the trustee in connection with this funding during the third quarter of 2013. While these shares were in the trust, they were treated as treasury shares in prior financial statements and in accordance with Accounting Standards Codification 260, “Earnings Per Share,” were not included in the earnings per share calculations. With the termination of the merger agreement, these shares have been removed from the trust and returned to treasury shares during the first quarter of 2014.

4.	Fair Value of Financial Instruments

Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. The change in values of the fair value foreign currency hedges offset exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish krona, Norwegian krone, Mexican peso and Chinese yuan generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2013 and March 31, 2014 was $148,036 and $143,758, respectively. The counterparties to each of these agreements are major commercial banks.

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

Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately $398 and $1,940 as of December 31, 2013 and March 31, 2014, respectively) are recorded as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets and reclassified into earnings as the hedged transactions occur.

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

(Assets)/liabilities	December 31, 2013		March 31, 2014
Designated as hedging instruments:
Gross amounts recognized		$2,702		$3,721
Gross amounts offset		(2,232)		(1,636)

Net amounts		$470		$2,085
Not designated as hedging instruments:
Gross amounts recognized		$(121)		$(253)
Gross amounts offset		—		—

Net amounts		$(121)		$(253)

Net amounts presented	Other current assets	$349	Other current assets	$1,832

The following table presents the location and amount of gains and losses on derivative instruments in the Condensed Consolidated Statements of Income:

Derivatives Designated as Cash Flow Hedges	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Cumulative Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Three Months Ended March 31, 2013	$2,032	$(495)	$56
Three Months Ended March 31, 2014	$2,441	$899	$72

		Amount of Gain (Loss)
	Location of	Recognized in Income
	Gain (Loss)	on Derivatives
Derivatives not	Recognized	Three Months Ended
Designated as	in Income on	March 31,
Hedging Instruments	Derivatives	2013	2014
Foreign exchange contracts	Other income	$(503)	$(132)

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

The valuation of foreign exchange forward contracts was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2013 and March 31, 2014, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	December 31, 2013
		Quoted Prices	Significant
	Total	in Active Markets	Other	Significant
	Derivative	for Identical	Observable	Unobservable
	Assets	Assets	Inputs	Inputs
	(Liabilities)	Level (1)	Level (2)	Level (3)
Foreign Exchange Contracts	$349	$—	$349	$—
Stock-based Liabilities	$(12,462)	$(12,462)	$—	$—

	March 31, 2014
		Quoted Prices	Significant
	Total	in Active Markets	Other	Significant
	Derivative	for Identical	Observable	Unobservable
	Assets	Assets	Inputs	Inputs
	(Liabilities)	Level (1)	Level (2)	Level (3)
Foreign Exchange Contracts	$1,832	$—	$1,832	$—
Stock-based Liabilities	$(12,701)	$(12,701)	$—	$—
Redeemable noncontrolling shareholder interest (see Footnote 2 - CCT Agreement)	$(152,250)	$—	$—	$(152,250)

The following tables present the carrying amounts and fair values for the Company’s financial instruments carried at cost on the Condensed Consolidated Balance Sheets. The fair value of the Company’s debt is based upon the market price of the Company’s publicly-traded debt. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2013
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Instruments	Inputs	Inputs
	Amount	Level (1)	Level (2)	Level (3)
Cash and cash equivalents	$397,731	$397,731	$—	$—
Notes receivable	86,965	86,965	—	—
Restricted cash	2,759	2,759
Notes payable	(22,105)	(22,105)	—	—
Current portion of long-term debt	(17,868)	(17,868)	—	—
Long-term debt	(320,959)	(334,759)	—	—

	March 31, 2014
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Instruments	Inputs	Inputs
	Amount	Level (1)	Level (2)	Level (3)
Cash and cash equivalents	$335,944	$335,944	$—	$—
Notes receivable	78,628	78,628	—	—
Restricted cash	1,169	1,169	—	—
Notes payable	(25,001)	(25,001)	—	—
Current portion of long-term debt	(19,419)	(19,419)	—	—
Long-term debt	(327,755)	(334,855)	—	—

5.	Business Segments

The following table details information on the Company’s operating segments.

	Three months ended March 31,
	2013	2014
Revenues:
North American Tire
External customers	$586,876	$543,960
Intercompany	15,398	19,534

	602,274	563,494
International Tire
External customers	274,804	252,498
Intercompany	66,227	57,448

	341,031	309,946
Eliminations	(81,624)	(76,982)

Net sales	$861,681	$796,458

Segment profit (loss):
North American Tire	$71,406	$68,629
International Tire	30,010	23,148
Eliminations	1,047	382
Unallocated corporate charges	(5,799)	(11,248)

Operating profit	96,664	80,911
Interest expense	(7,101)	(7,118)
Interest income	296	513
Other income (expense)	595	(11)

Income before income taxes	$90,454	$74,295

6.	Inventories

Inventory costs are determined using the last-in, first-out (“LIFO”) method for substantially all U.S. inventories. The current cost of this inventory under the first-in, first-out (“FIFO”) method was $432,906 and $492,890 at December 31, 2013 and March 31, 2014, respectively. These FIFO values have been reduced by approximately $161,436 and $129,857 at December 31, 2013 and March 31, 2014, respectively, to arrive at the LIFO value reported on the Condensed Consolidated Balance Sheets. The remaining inventories have been valued under the FIFO or average cost method. All inventories are stated at the lower of cost or market.

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

The following table discloses the amount of stock-based compensation expense for the three-month period ended March 31, 2013 and 2014:

	Three months ended March 31,
	2013	2014
Stock options	$971	$1,014
Restricted stock units	279	156
Performance based units	568	266

Total stock based compensation	$1,818	$1,436

Stock Options

In February 2012, executives participating in the 2012 – 2014 Long-Term Incentive Plan were granted 589,934 stock options which will vest one third each year through February 2015. In February 2013, executives participating in the 2013-2015 Long-Term Incentive Plan were granted 330,639 stock options which will vest one third each year through February 2016. In February 2014, executives participating in the 2014-2016 Long-Term Incentive Plan were granted 380,062 stock options which will vest one third each year through February 2017. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2013	2014
Risk-free interest rate	1.17%	2.00%
Dividend yield	1.7%	1.8%
Expected volatility of the Company’s common stock	0.646	0.640
Expected life in years	6.0	6.0

The weighted average fair value of options granted in 2013 and 2014 was $12.97 and $12.26, respectively.

The following table provides details of the stock option activity for the three months ended March 31, 2014:

Number of
Shares
Outstanding at January 1, 2014	1,710,244
Granted	380,064
Exercised	(6,776)
Expired	(53,000)
Cancelled	(4,015)

Outstanding at March 31, 2014	2,026,517
Exercisable	1,233,982

Restricted Stock Units (RSUs)

The following table provides details of the nonvested RSU activity for the three months ended March 31, 2014:

Number of Restricted Units
Nonvested at January 1, 2014	60,686
Vested	(18,658)
Accrued dividend equivalents	272

Nonvested at March 31, 2014	42,300

Performance Stock Units (PSUs)

Executives participating in the Company’s Long-Term Incentive Plan for the plan year 2012 – 2014, earn PSUs and cash. Any units and cash earned during 2012, 2013 and 2014 will vest at December 31, 2014.

Executives participating in the Company’s Long-Term Incentive Plan for the plan year 2013 – 2015, earn PSUs and cash. Any units and cash earned during 2013 and 2014 will vest at December 31, 2015.

Executives participating in the Company’s Long-Term Incentive Plan for the plan year 2014 – 2016, earn PSUs and cash. Any units and cash earned during 2014 will vest at December 31, 2016.

The following table provides details of the nonvested PSUs under the Company’s Long-Term Incentive Plans:

Performance stock units outstanding at January 1, 2014	156,772
Cancelled	(1,118)
Accrued dividend equivalents	723

Performance stock units outstanding at March 31, 2014	156,377

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

8.	Pensions and Postretirement Benefits Other than Pensions

The following table discloses the amount of net periodic benefit costs for the three months ended March 31, 2013 and 2014 for the Company’s defined benefit plans and other postretirement benefits:

	Pension Benefits - Domestic		Pension Benefits - International
	2013	2014	2013	2014
Components of net periodic benefit cost:
Service cost	$2,970	$2,440	$3	$3
Interest cost	9,657	10,711	3,886	4,926
Expected return on plan assets	(11,889)	(13,135)	(3,718)	(5,015)
Amortization of actuarial loss	11,086	7,005	914	2,122

Net periodic benefit cost	$11,824	$7,021	$1,085	$2,036

	Other Post Retirement Benefits
	2013	2014
Components of net periodic benefit cost:
Service cost	$953	$601
Interest cost	2,698	2,826
Amortization of prior service cost	(142)	(142)
Amortization of actuarial loss	479	—

Net periodic benefit cost	$3,988	$3,285

9.	Stockholders’ Equity

The following table reconciles the beginning and end of the period equity accounts attributable to Cooper Tire & Rubber Company and to the noncontrolling shareholders’ interests:

		Total Equity
			Noncontrolling
	Redeemable	Total	Shareholder
	Noncontrolling	Parent	Interest in	Total
	Shareholder	Stockholders’	Consolidated	Stockholders’
	Interest	Equity	Subsidiary	Equity
Balance at December 31, 2013	$—	$990,866	$166,759	$1,157,625
Reclassification of redeemable noncontrolling shareholder interest	152,250	(28,285)	(123,965)	(152,250)
Net income	4,300	45,434	1,994	47,428
Other comprehensive income	(996)	3,532	(184)	3,348
Stock compensation plans	—	800	—	800
Cash dividends - $.105 per share	—	(6,656)	—	(6,656)

Balance at March 31, 2014	$155,554	$1,005,691	$44,604	$1,050,295

10.	Changes in Cumulative Other Comprehensive Loss by Component

The following table presents the changes in Cumulative Other Comprehensive Loss by Component for the period ended March 31, 2014. All amounts are presented net of tax. Amounts in parentheses indicate debits.

		Changes
		in the Fair
		Value of
	Cumulative	Derivatives		Unrecognized
	Currency	and Unrealized		Postretirement
	Translation	Gains		Benefit
	Adjustment	(Losses)		Plans		Total
December 31, 2013	$59,660	$1,615		$(471,295)		$(410,020)
Other comprehensive income (loss) before reclassifications	(2,757)	1,470	(a)	(512	)(c)	(1,799)
Amount reclassifed from accumulated other comprehensive income	—	(541	)(b)	5,872	(d)	5,331

Net current-period other comprehensive income	(2,757)	929		5,360		3,532

March 31, 2014	$56,903	$2,544		$(465,935)		$(406,488)

(a)	This amount represents $2,441 of unrealized gains on cash flow hedges, net of tax of $971, that were recognized in Other Comprehensive Loss (see Footnote 4 for additional details).
(b)	This amount represents $899 of gains on cash flow hedges, net of tax of $358, that were reclassified out of Cumulative Other Comprehensive Loss and are included in Other income on the Condensed Consolidated Statements of Income (see Footnote 4 for additional details).
(c)	This amount represents $665 of other comprehensive loss, net of tax of $153 that was recognized in Other Comprehensive Loss.
(d)	This amount represents amortization of prior service credit of $142 and amortization of actuarial losses of ($9,127), net of tax of $3,113, that were reclassified out of Cumulative Other Comprehensive Loss and are included in the computation of net periodic benefit cost (see Footnote 8 for additional details).

11.	Comprehensive Income Attributable to Noncontrolling Shareholders’ Interests

The following table provides the details of the comprehensive income attributable to noncontrolling shareholders’ interests:

	Three months ended March 31,
	2013	2014
Net income attributable to noncontrolling shareholders’ interests	$6,757	$6,294
Other comprehensive income:
Currency translation adjustments	1,803	(1,180)

Comprehensive income attributable to noncontrolling shareholders’ interests	$8,560	$5,114

12.	Product Warranty Liabilities

The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liability reserves:

	2013	2014
Reserve at January 1	$30,139	$30,853
Additions	5,669	5,906
Payments	(4,128)	(5,115)

Reserve at March 31	$31,680	$31,644

13.	Contingent Liabilities

Products Liability Claims

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

The Company determines its reserves using the number of incidents expected during a year. During the first quarter of 2014, the Company increased its products liability reserve by $11,927. The addition of another year of self-insured incidents accounted for $12,331 of this increase. Settlements and changes in the amount of reserves for cases where sufficient information is known to estimate a liability decreased the reserve by $404.

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

The Company paid $15,554 during the first quarter of 2014 to resolve cases and claims. The Company’s products liability reserve balance at December 31, 2013 totaled $189,513 (the current portion of $70,472 is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets) and the balance at March 31, 2014 totaled $185,886 (current portion of $70,234).

The products liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company offset by recoveries of legal fees. Legal costs are expensed as incurred and products liability insurance premiums are amortized over coverage periods.

For the three-month periods ended March 31, 2013 and 2014, products liability expenses totaled $20,697 and $18,701, respectively. Products liability expenses are included in Cost of goods sold in the Condensed Consolidated Statements of Income.

Certain Litigation Related to the Apollo Merger

Following the announcement of the proposed acquisition of the Company by wholly owned subsidiaries of Apollo Tyres Ltd. (the “Apollo entities”) in June 2013, alleged stockholders of the Company filed putative class action lawsuits in state courts in Delaware and Ohio. These lawsuits, captioned In re Cooper Tire & Rubber Co. Stockholders Litigation, No. 9658 VCL and Auld v. Cooper Tire & Rubber Co., et al., No. 2013 CV 293, alleged that the directors of the Company breached their fiduciary duties to the Company’s stockholders by agreeing to enter into the proposed transaction for an allegedly unfair price and as the result of an allegedly unfair process. The lawsuits sought, among other things, declaratory and injunctive relief. As discussed below, on December 30, 2013, the Company terminated the merger agreement with the Apollo entities. Following the termination of the merger agreement, the plaintiffs voluntarily dismissed the Delaware and Ohio lawsuits in April 2014.

On October 4, 2013, the Company filed a complaint in the Court of Chancery of the State of Delaware, captioned Cooper Tire Co. v. Apollo (Mauritius) Holdings Pvt. Ltd., et al., No. 8980- VCG, asking that the Apollo entities be required to use their reasonable efforts to close the then-pending merger transaction as expeditiously as possible and also seeking, among other things, declaratory relief and damages. On October 14, 2013, the Apollo entities filed counterclaims against the Company seeking declaratory and injunctive relief.

On November 8, 2013, after expedited proceedings, the court found that the Apollo entities had not materially breached the merger agreement. On December 19, 2013, the Apollo entities moved for an entry of declaratory judgment seeking a declaration that the conditions to closing the then-pending transaction were not satisfied before the November 2013 trial. On December 30, 2013, the Company terminated the merger agreement with the Apollo entities, and requested payment of the reverse termination fee, which the Apollo entities have refused to do. On January 27, 2014, the court determined that it would proceed with a decision on the Apollo entities’ motion for declaratory judgment. Briefing on that motion is complete. The court has not set a hearing date for that motion.

The Company regularly reviews the probable outcome of such legal proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage, and accrues for such legal proceedings at the time a loss is probable and the amount of the loss can be estimated.

An estimate of any such loss cannot be made at this time, as no claims for damages against the Company have been asserted and the outcome of these pending proceedings cannot be predicted with certainty. The Company believes that based upon information currently available, any liabilities that may result from these proceedings are not reasonably likely to have a material adverse effect on the Company’s liquidity, financial condition or results of operations.

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

The Company regularly reviews the probable outcome of such legal proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage, and accrues for such legal proceedings at the time a loss is probable and the amount of the loss can be estimated.

This case has recently been filed and is at an early stage. As a result, the outcome of these pending proceedings cannot be predicted with certainty and an estimate of any such loss cannot be made at this time. The Company believes that based upon information currently available, any liabilities that may result from these proceedings are not reasonably likely to have a material adverse effect on the Company’s liquidity, financial condition or results of operations.

Stockholder Derivative Litigation

On February 24, March 6, and April 17, 2014, purported stockholders of the Company filed derivative actions on behalf of the Company in the U.S. District Court for the Northern District of Ohio and the U.S. District Court for the District of Delaware against certain current officers and employees and the current members of the Company’s board of directors. The Company is named as a nominal defendant in the lawsuits, and the lawsuits seek recovery for the benefit of the Company. The lawsuits, captioned Bui v. Armes, et al., No. 3:14-cv-00428 (N.D. Ohio), Zwang v. Armes, et al., No. 3:14-cv-00511 (N.D. Ohio), and Fitzgerald v. Armes, et al., No. 1:14-cv-479 (D. Del.), allege that the defendants breached their fiduciary duties to the Company by issuing allegedly misleading disclosures in connection with the terminated merger transaction. The Zwang and Fitzgerald lawsuits also allege that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 by means of the same allegedly misleading disclosures. The complaints also variously assert claims for waste of corporate assets, unjust enrichment, “gross mismanagement” and “abuse of control.” The complaints seek, among other things, unspecified money damages from the defendants, injunctive relief and an award of attorney’s fees.

The Company regularly reviews the probable outcome of such legal proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage, and accrues for such legal proceedings at the time a loss is probable and the amount of the loss can be estimated.

These cases have recently been filed and are at an early stage and they do not assert claims for damages against the Company. The outcome of these pending proceedings cannot be predicted with certainty and an estimate of any loss cannot be made at this time. The Company believes that based upon information currently available, any liabilities that may result from these proceedings are not reasonably likely to have a material adverse effect on the Company’s liquidity, financial condition or results of operations.

Other Litigation

In addition to the proceedings described above, the Company is involved in various other legal proceedings arising in the ordinary course of business. The Company regularly reviews the probable outcome of these proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage, and accrues for these proceedings at the time a loss is probable and the amount of the loss can be estimated. Although the outcome of these pending proceedings cannot be predicted with certainty and an estimate of any such loss cannot be made, the Company believes that any liabilities that may result from these proceedings are not reasonably likely to have a material adverse effect on the Company’s liquidity, financial condition or results of operations.

14.	Income Taxes

For the quarter ended March 31, 2014, the Company recorded income tax expense of $22,567 (effective rate of 30.4 percent) as compared to $27,617 (effective rate of 30.3 percent) for the comparable period in 2013. The 2014 three-month period income tax expense is calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. This rate differs from the U.S. federal statutory rate of 35 percent primarily because of the projected mix of earnings in international jurisdictions with lower tax rates. Income tax expense for the quarter is lower due to decreased pretax earnings primarily in the U.S.

The Company continues to maintain a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” against a portion of its U.S. and non-U.S. deferred tax asset position at March 31, 2014, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a capital loss carryforward by a valuation allowance of $22,072. In addition, the Company has recorded valuation allowances of $10,205 relating to non-U.S. net operating losses for a total valuation allowance of $32,277. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.

The Company maintains an ASC 740-10, “Accounting for Uncertainty in Income Taxes,” liability for unrecognized tax benefits for permanent and temporary book/tax differences. At March 31, 2014, the Company’s liability, exclusive of interest, totals approximately $5,878. The Company accrued an immaterial amount of interest expense related to these unrecognized tax benefits during the quarter.

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

Consolidated Results of Operations

(Dollar amounts in millions except per share amounts)

	Three months ended March 31,
	2013	Change	2014
Revenues:
North American Tire
External customers	$587.3	-7.4%	$544.0
Intercompany	15.0	30.0%	19.5

	602.3	-6.4%	563.5
International Tire
External customers	274.9	-8.1%	252.5
Intercompany	66.1	-13.2%	57.4

	341.0	-9.1%	309.9
Eliminations	(81.6)	-5.6%	(77.0)

Net sales	$861.7	-7.6%	$796.4

Segment profit (loss):
North American Tire	71.4	-3.9%	68.6
International Tire	30.0	-23.0%	23.1
Unallocated corporate charges	(5.8)	93.1%	(11.2)
Eliminations	1.1	-63.6%	0.4

Operating profit	96.7	-16.3%	80.9
Interest expense	(7.1)	0.0%	(7.1)
Interest income	0.3	66.7%	0.5
Other income	0.6	-100.0%	—

Income before income taxes	90.5	-17.9%	74.3
Income tax expense	27.6	-18.1%	22.6

Net income	62.9	-17.8%	51.7
Noncontrolling shareholders’ interests	6.8	-7.4%	6.3

Net income attributable to Cooper Tire & Rubber Company	56.1	-19.1%	45.4

Basic earnings per share attributable to Cooper Tire & Rubber Company	$0.89		$0.72

Diluted earnings per share attributable to Cooper Tire & Rubber Company	$0.87		$0.71

Consolidated net sales for the three-month period ended March 31, 2014 were $796 million, a decrease of $65 million from the comparable period one year ago. The decrease in net sales was the result of less favorable pricing and mix ($87 million), partially offset by an increase in unit volumes ($11 million) and favorable exchange rates in the International segment ($11 million) in the quarter.

The Company recorded operating profit in the first quarter of 2013 of $81 million, a decrease of $16 million compared with the first quarter of 2013. Unfavorable pricing and mix ($96 million) was partially offset by lower raw material costs ($67 million), favorable manufacturing cost efficiencies ($11 million), higher unit volumes ($8 million) and lower products liability charges ($2 million). Selling, general and administrative costs ($5 million) increased compared with the first quarter of 2013. Other operating costs, including increased distribution costs associated with carrying higher finished goods inventories, were unfavorable ($3 million).

The Company experienced decreases in the costs of certain of its principal raw materials in the first quarter of 2014 compared with the first quarter of 2013. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based. Substantially all U.S. inventories have been valued using the LIFO method of inventory costing which accelerates the impact to cost of goods sold from changes to raw material prices.

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

Products liability expenses totaled $19 million and $21 million in the first quarter of 2014 and 2013, respectively. The change in the expense results from claim settlements and adjustments to existing reserves based on the Company’s quarterly comprehensive review of outstanding claims. Additional information related to the Company’s accounting for products liability costs appears in the Notes to the Condensed Consolidated Financial Statements.

Selling, general and administrative expenses were $66 million in the first quarter of 2014 (8.3 percent of net sales) and $61 million in the first quarter of 2013 (7.1 percent of net sales). The increase in selling, general and administrative expenses was driven by increased professional fees, including costs in support of the implementation of the Company’s new ERP system. Lower net revenue also contributed to the increase in selling, general and administrative expenses as a percent of sales.

Interest expense, interest income and other income remained consistent with the first quarter of 2013.

For the quarter ended March 31, 2014, the Company recorded income tax expense of $23 million (effective rate of 30.4 percent) as compared to $28 million (effective rate of 30.3 percent) for the comparable period in 2013. The 2014 three-month period income tax expense is calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. This is impacted by the projected mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions with no tax benefit due to valuation allowances. Income tax expense for the quarter is lower due to decreased pretax earnings, mostly in the U.S.

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

North American Tire Operations Segment

	Three months ended March 31,
	2013	Change	2014
(Dollar amounts in millions)
Sales	$602.3	-6.4%	$563.5
Operating profit	$71.4	-3.9%	$68.6
Operating margin	11.9%	.3 points	12.2%
United States unit shipments changes:
Passenger tires
Segment		3.8%
RMA members		0.3%
Total Industry		4.1%
Light truck tires
Segment		20.2%
RMA members		4.6%
Total Industry		7.7%
Total light vehicle tires
Segment		6.8%
RMA members		0.8%
Total Industry		4.6%
Total segment unit sales change		5.2%

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

Sales

Net sales of the North American Tire Operations segment decreased $39 million, or 6.4 percent from the first quarter of 2013. The decrease in sales was a result of unfavorable pricing and mix ($70 million), partially offset by increased unit volumes ($31 million). Unit shipments for the segment increased 5.2 percent compared with the first quarter of 2013. In the U.S., the segment’s unit shipments of total light vehicle tires increased 6.8 percent in 2014 compared with 2013. This increase compares with a 0.8 percent increase in total light vehicle tire shipments experienced by the members of the Rubber Manufacturers Association (“RMA”), and a 4.6 percent increase in total light vehicle tire shipments experienced for the total industry (which includes an estimate for non-RMA members). In the first quarter of 2013, North American volumes were negatively impacted by the Company’s ERP system conversion and inventory adjustments made by certain key customers.

Operating Profit

Operating profit for the segment decreased $3 million to $69 million in the first quarter of 2014. Unfavorable pricing and mix ($70 million) was offset by lower raw material costs ($50 million), higher unit volumes ($10 million), favorable manufacturing cost efficiencies ($10 million) and lower products liability charges ($2 million). Selling, general and administrative costs ($1 million) were higher in the first quarter of 2014. Other operating costs, including increased distribution costs, were unfavorable ($4 million) compared with the same period in 2013.

The segment’s internally calculated raw material index of 200 during the quarter was a decrease of 10.9 percent from the first quarter of 2013.

International Tire Operations Segment

	Three months ended March 31,
	2013	Change	2014
(Dollar amounts in millions)
Sales	$341.0	-9.1%	$309.9
Operating profit	$30.0	-23.0%	$23.1
Operating margin	8.8%	(1.3) points	7.5%
Unit sales change		-2.1%

Overview

The International Tire Operations segment has affiliated operations in the U.K., the PRC and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The CCT joint venture manufactures and markets radial and bias medium truck tires as well as passenger and light truck tires for domestic and global markets. Cooper Kunshan Tire manufactures light vehicle tires and, under an agreement with the government of the PRC, these tires were exported to markets outside of the PRC through 2012. Beginning in 2013, tires produced at the facility also have been sold in the domestic market. The Serbian entity manufactures light vehicle tires primarily for the European markets. The majority of the tires manufactured by the segment are sold in the replacement market, with a relatively small percentage currently sold to OEMs.

Sales

Net sales of the International Tire Operations segment decreased $31 million, or 9.1 percent, from the first quarter of 2013. The decrease in sales was a result of unfavorable price and mix ($35 million) and lower unit volumes ($7 million), partially offset by favorable exchange rates ($11 million) in the quarter. The decline in sales volume was driven by reduced passenger car tire and medium truck shipments, including intercompany shipments, reflecting primarily the lingering effects from the labor disruptions at CCT.

Operating Profit

Operating profit for the segment decreased $7 million to $23 million in the first quarter of 2014. Unfavorable pricing and mix ($30 million) and lower unit volumes ($2 million) were partially offset by lower raw material costs ($22 million) and favorable manufacturing efficiencies ($2 million). Selling, general and administrative costs ($1 million) decreased compared to the first quarter of 2013.

Outlook for Company

The Company is viewing 2014 with cautious optimism as the year looks to be another period of highly competitive markets and varying economic conditions. Demand for tires will vary by region.

The Company believes that the most significant effects from issues at the CCT Joint Venture and ERP system deployments during 2013 have diminished during the first quarter of 2014. As a result, the Company expects unit volumes to begin to recover in key markets during the first half of 2014 and the Company believes it will meet or exceed industry unit volume growth rates in its key markets for the full year. This includes the impacts from increased competition for private label and lower price point tires in the United States.

The Company expects to determine the long-term ownership of the CCT Joint Venture in 2014. The Company will continue to pursue its strategic goals for growth, including in China, regardless of changes to the long-term ownership of CCT.

The Company expects raw material prices to remain volatile. Second quarter 2014 raw material prices are expected to be about flat sequentially compared to the first quarter. On a longer term basis the Company expects raw material prices to generally increase, with periods of volatility. The industry has demonstrated an ability to price to help offset raw material cost volatility, but these price changes typically lag the raw material price changes.

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

Liquidity and Capital Resources

Generation and uses of cash – Operating activities used $28 million of cash during the first quarter of 2014 compared to $34 million during the first quarter of 2013. The increase in accounts receivable balances is the result of the Company beginning the 2014 year with lower accounts receivable balances due to reduced fourth quarter sales levels. Accounts payable balances increased during the first quarter of 2014 as Company raw material purchases have increased.

Net cash used in investing activities during the first quarters of 2013 and 2014 reflect capital expenditures of $49 million and $40 million, respectively.

In both 2013 and 2014, the Company’s subsidiaries borrowed additional funds using long-term debt and in 2014, these subsidiaries repaid $5 million of maturing long-term debt.

Dividends paid on the Company’s common shares in the first quarters of 2013 and 2014 were $7 million.

Available cash, credit facilities and contractual commitments – At March 31, 2014, the Company had cash and cash equivalents of $336 million.

Domestically, the Company has a revolving credit facility with a consortium of four banks that provides up to $200 million based on available collateral and expires in July 2016. The Company also has an accounts receivable securitization facility with a $175 million limit with a June 2015 maturity. These credit facilities remain undrawn, other than to secure letters of credit, and have no significant financial covenants until available credit is less than specified amounts. The Company’s additional borrowing capacity based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at March 31, 2014 was $266 million.

The Company’s affiliated operations in Asia have annual renewable unsecured credit lines that provide up to $427 million of borrowings and do not contain financial covenants. The additional borrowing capacity on the Asian credit lines totaled $368 million.

The Company believes that its cash and cash equivalent balances along with available cash from operating cash flows and credit facilities will be adequate to fund its typical needs, including working capital requirements, projected capital expenditures, including its portion of capital expenditures in partially-owned subsidiaries, and dividend goals. The Company also believes it has access to additional funds from capital markets to fund potential strategic initiatives. The entire amount of short-term notes payable outstanding at March 31, 2014 is primarily debt of consolidated subsidiaries. The Company expects its subsidiaries to refinance or pay these amounts during 2014.

The Company expects capital expenditures for 2014 to be in the $165 to $175 million.

The following table summarizes long-term debt at March 31, 2014:

Parent company
8% unsecured notes due December 2019	$173.6
7.625% unsecured notes due March 2027	116.9
Capitalized leases and other	8.1

298.6
Subsidiaries
4.269% to 6.15% unsecured notes due in 2014	12.2
4.274% to 4.702% unsecured notes due in 2015	8.5
4.00% to 6.15% unsecured notes due in 2016	10.8
4.40% to 6.15% unsecured notes due in 2017	13.0
4.76% and 6.37% secured notes due in 2016	4.1

48.6

Total long-term debt	347.2
Less current maturities	19.4

$327.8

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

In addition to the product liability cases described above, the Company is involved in various other legal proceedings arising in the ordinary course of business. The Company regularly reviews the probable outcome of these proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage, and accrues for these proceedings at the time a loss is probable and the amount of the loss can be estimated. Although the outcome of these pending proceedings cannot be predicted with certainty and an estimate of any such loss cannot be made, the Company believes that any liabilities that may result from these proceedings are not reasonably likely to have a material adverse effect on the Company’s liquidity, financial condition or results of operations. Additional information regarding the Company’s legal proceedings is included in Item 1 of Part II of this Form 10-Q titled, “Legal Proceedings.”

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

It is possible that actual results may differ materially from those projections or expectations due to a variety of factors, including but not limited to:

•	volatility in raw material and energy prices, including those of rubber, steel, petroleum based products and natural gas and the unavailability of such raw materials or energy sources;

•	the failure of the Company’s suppliers to timely deliver products in accordance with contract specifications;

•	changes in economic and business conditions in the world;

•	failure to implement information technologies or related systems, including failure by the Company to successfully implement an ERP system;

•	increased competitive activity including actions by larger competitors or lower-cost producers;

•	the failure to achieve expected sales levels;

•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons;

•	the ultimate outcome of litigation brought against the Company, including stockholders lawsuits relating to the Apollo merger as well as products liability claims, in each case which could result in commitment of significant resources and time to defend and possible material damages against the Company or other unfavorable outcomes;

•	changes to tariffs or the imposition of new tariffs or trade restrictions;

•	changes in pension expense and/or funding resulting from investment performance of the Company’s pension plan assets and changes in discount rate, salary increase rate, and expected return on plan assets assumptions, or changes to related accounting regulations;

•	government regulatory and legislative initiatives including environmental and healthcare matters;

•	volatility in the capital and financial markets or changes to the credit markets and/or access to those markets;

•	changes in interest or foreign exchange rates;

•	an adverse change in the Company’s credit ratings, which could increase borrowing costs and/or hamper access to the credit markets;

•	the risks associated with doing business outside of the United States;

•	the failure to develop technologies, processes or products needed to support consumer demand;

•	technology advancements;

•	the inability to recover the costs to develop and test new products or processes;

•	the impact of labor problems, including labor disruptions at the Company, its joint ventures, including CCT, or at one or more of its large customers or suppliers;

•	failure to attract or retain key personnel;

•	consolidation among the Company’s competitors or customers;

•	inaccurate assumptions used in developing the Company’s strategic plan or operating plans or the inability or failure to successfully implement such plans;

•	failure to successfully integrate acquisitions into operations or their related financings may impact liquidity and capital resources;

•	the ability to sustain operations at CCT, including obtaining financial and other operational data of CCT;

•	changes in the Company’s relationship with its joint-venture partners , or changes in the ownership structure of its joint ventures, including changes resulting from the previously announced agreement between the Company and the CCT joint-venture partner;

•	the inability to obtain and maintain price increases to offset higher production or material costs;

•	inability to adequately protect the Company’s intellectual property rights;

•	inability to use deferred tax assets; and

•	the ultimate outcome of legal actions brought by the Company against wholly-owned subsidiaries of Apollo Tyres Ltd.

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

The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of March 31, 2014 (“Evaluation Date”)). Based on its initial evaluation, the Company’s CEO and CFO concluded that its disclosure controls and procedures were effective as of the Evaluation Date.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at March 31, 2014. In the future, such costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

Certain Litigation Related to the Apollo Merger

Following the announcement of the proposed acquisition of the Company by wholly owned subsidiaries of Apollo Tyres Ltd. (the “Apollo entities”) in June 2013, alleged stockholders of the Company filed putative class action lawsuits in state courts in Delaware and Ohio. These lawsuits, captioned In re Cooper Tire & Rubber Co. Stockholders Litigation, No. 9658 VCL and Auld v. Cooper Tire & Rubber Co., et al., No. 2013 CV 293, alleged that the directors of the Company breached their fiduciary duties to the Company’s stockholders by agreeing to enter into the proposed transaction for an allegedly unfair price and as the result of an allegedly unfair process. The lawsuits sought, among other things, declaratory and injunctive relief. As discussed below, on December 30, 2013, the Company terminated the merger agreement with the Apollo entities. Following the termination of the merger agreement, the plaintiffs voluntarily dismissed the Delaware and Ohio lawsuits in April 2014.

On October 4, 2013, the Company filed a complaint in the Court of Chancery of the State of Delaware, captioned Cooper Tire Co. v. Apollo (Mauritius) Holdings Pvt. Ltd., et al., No. 8980- VCG, asking that the Apollo entities be required to use their reasonable efforts to close the then-pending merger transaction as expeditiously as possible and also seeking, among other things, declaratory relief and damages. On October 14, 2013, the Apollo entities filed counterclaims against the Company seeking declaratory and injunctive relief.

On November 8, 2013, after expedited proceedings, the court found that the Apollo entities had not materially breached the merger agreement. On December 19, 2013, the Apollo entities moved for an entry of declaratory judgment seeking a declaration that the conditions to closing the then-pending transaction were not satisfied before the November 2013 trial. On December 30, 2013, the Company terminated the merger agreement with the Apollo entities, and requested payment of the reverse termination fee, which the Apollo entities have refused to do. On January 27, 2014, the court determined that it would proceed with a decision on the Apollo entities’ motion for declaratory judgment. Briefing on that motion is complete. The court has not set a hearing date for that motion.

The Company regularly reviews the probable outcome of such legal proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage, and accrues for such legal proceedings at the time a loss is probable and the amount of the loss can be estimated.

An estimate of any such loss cannot be made at this time, as no claims for damages against the Company have been asserted and the outcome of these pending proceedings cannot be predicted with certainty. The Company believes that based upon information currently available, any liabilities that may result from these proceedings are not reasonably likely to have a material adverse effect on the Company’s liquidity, financial condition or results of operations.

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

The Company regularly reviews the probable outcome of such legal proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage, and accrues for such legal proceedings at the time a loss is probable and the amount of the loss can be estimated.

This case has recently been filed and is at an early stage. As a result, the outcome of these pending proceedings cannot be predicted with certainty and an estimate of any such loss cannot be made at this time. The Company believes that based upon information currently available, any liabilities that may result from these proceedings are not reasonably likely to have a material adverse effect on the Company’s liquidity, financial condition or results of operations.

Stockholder Derivative Litigation

On February 24, March 6, and April 17, 2014, purported stockholders of the Company filed derivative actions on behalf of the Company in the U.S. District Court for the Northern District of Ohio and the U.S. District Court for the District of Delaware against certain current officers and employees and the current members of the Company’s board of directors. The Company is named as a nominal defendant in the lawsuits, and the lawsuits seek recovery for the benefit of the Company. The lawsuits, captioned Bui v. Armes, et al., No. 3:14-cv-00428 (N.D. Ohio), Zwang v. Armes, et al., No. 3:14-cv-00511 (N.D. Ohio), and Fitzgerald v. Armes, et al., No. 1:14-cv-479 (D. Del.), allege that the defendants breached their fiduciary duties to the Company by issuing allegedly misleading disclosures in connection with the terminated merger transaction. The Zwang and Fitzgerald lawsuits also allege that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 by means of the same allegedly misleading disclosures. The complaints also variously assert claims for waste of corporate assets, unjust enrichment, “gross mismanagement” and “abuse of control.” The complaints seek, among other things, unspecified money damages from the defendants, injunctive relief and an award of attorney’s fees.

The Company regularly reviews the probable outcome of such legal proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage, and accrues for such legal proceedings at the time a loss is probable and the amount of the loss can be estimated.

These cases are recently filed and are at an early stage and they do not assert claims for damages against the Company. The outcome of these pending proceedings cannot be predicted with certainty and an estimate of any such award cannot be made at this time. The Company believes that based upon information currently available, any liabilities that may result from these proceedings are not reasonably likely to have a material adverse effect on the Company’s liquidity, financial condition or results of operations.

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

The Company is facing risks related to disruptions at its CCT joint venture, changes in the Company’s ownership interests in CCT and changes in its relationship with its joint venture partner.

The Company has experienced work stoppages and other labor disruptions at CCT related to concerns regarding the then-pending merger agreement between the Apollo entities and the Company, including denying access to certain representatives of the Company and withholding certain business and financial information. On December 30, 2013, the Company terminated the merger agreement with the Apollo entities. Since this date, representatives of the Company regained access to the CCT facilities, including its business and financial information, and operations have returned to normal. Were labor or other disruptions at CCT to resume, it could have a negative effect on the Company’s operations, financial position and cash flows, as well as its ability to report its results on a timely basis.

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

The Company may be adversely affected by legal actions, including products liability claims which, if successful, could have a negative impact on its financial position, cash flows and results of operations.

The Company’s operations expose it to legal actions, including potential liability for personal injury or death as an alleged result of the failure of or conditions in the products that it designs, manufactures and sells. Specifically, the Company is a party to a number of products liability cases in which individuals involved in motor vehicle accidents seek damages resulting from allegedly defective tires that it manufactured. Products liability claims and lawsuits, including possible class action, may result in material losses in the future and cause the Company to incur significant litigation defense costs. The Company is largely self-insured against these claims. These claims could have a negative effect on the Company’s financial position, cash flows and results of operations.

From time to time, the Company is also subject to litigation or other commercial disputes and other legal proceedings relating to its business, including purported class action lawsuits, derivative lawsuits and other litigation related to the now terminated merger agreement with the Apollo entities. Due to the inherent uncertainties of any litigation, commercial disputes or other legal proceedings, the Company cannot accurately predict their ultimate outcome, including the outcome of any related appeals. An unfavorable outcome could materially adversely impact the Company’s financial condition, cash flows and results of operations.

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

The Company’s ability to sell tires may be significantly impacted if it does not develop or have available technologies, processes, or products that competitors may be developing and consumers demanding. This includes but is not limited to changes in the design of and materials used to manufacture tires.

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

Item 6. EXHIBITS

(a) Exhibits

(10.1)	Form of Participation Agreement for Performance Stock Unit and Cash Unit Awards Under the 2010 Incentive Compensation Plan*

(10.2)	Form of Participation Agreement for Nonqualified Stock Option Awards Under the 2010 Incentive Compensation Plan*

(10.3)	Agreement dated as of January 29, 2014 by and among Cooper Tire & Rubber Company, Cooper Tire Investment Holding (Barbados) Ltd, Chengshan Group Company Ltd. and The Union of Cooper Chengshan (Shandong) Tire Company Co., Ltd.

(31.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contracts or compensatory plans or arrangements.

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

May 2, 2014

    (Date)