Form 10-Q
period 2014-06-30
COOPER TIRE & RUBBER CO
filed 2014-08-07
CIK 24491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of shares of common stock of registrant outstanding

at July 31, 2014: 63,604,741

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per-share amounts)

	December 31, 2013	June 30, 2014 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$397,731	$326,636
Notes receivable	86,965	83,241
Accounts receivable, less allowances of $16,996 at 2013 and $16,011 at 2014	360,405	496,933
Inventories at lower of cost or market:
Finished goods	360,686	463,327
Work in process	35,576	42,759
Raw materials and supplies	120,913	135,507

	517,175	641,593
Other current assets	92,514	86,994

Total current assets	1,454,790	1,635,397
Property, plant and equipment:
Land and land improvements	51,186	51,396
Buildings	326,635	327,951
Machinery and equipment	1,847,576	1,885,942
Molds, cores and rings	246,760	250,727

	2,472,157	2,516,016
Less accumulated depreciation and amortization	1,497,888	1,538,557

Net property, plant and equipment	974,269	977,459
Goodwill	18,851	18,851
Intangibles, net of accumulated amortization of $63,354 at 2013 and $69,048 2014	160,308	154,625
Restricted cash	2,759	1,016
Deferred income taxes	111,644	106,388
Other assets	15,526	16,170

Total assets	$2,738,147	$2,909,906

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$22,105	$24,478
Accounts payable	302,422	367,826
Accrued liabilities	211,090	240,142
Income taxes	11,098	10,568
Current portion of long-term debt	17,868	15,671

Total current liabilities	564,583	658,685
Long-term debt	320,959	326,188
Postretirement benefits other than pensions	238,653	239,257
Pension benefits	291,808	277,586
Other long-term liabilities	157,918	151,178
Deferred income tax liabilities	6,601	6,341
Redeemable noncontrolling shareholder interest	—	162,195
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued	87,850	87,850
Capital in excess of par value	4,433	1,484
Retained earnings	1,741,611	1,787,360
Cumulative other comprehensive loss	(410,020)	(401,569)

	1,423,874	1,475,125
Less: common shares in treasury at cost (24,464,264 at 2013 and 24,256,065 at 2014)	(433,008)	(428,825)

Total parent stockholders’ equity	990,866	1,046,300
Noncontrolling shareholder interest in consolidated subsidiary	166,759	42,176

Total equity	1,157,625	1,088,476

Total liabilities and equity	$2,738,147	$2,909,906

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED JUNE 30, 2013 AND 2014

(UNAUDITED)

(Dollar amounts in thousands except per-share amounts)

	2013	2014
Net sales	$884,126	$888,685
Cost of products sold	733,966	740,816

Gross profit	150,160	147,869
Selling, general and administrative	80,994	71,280

Operating profit	69,166	76,589
Interest expense	(7,231)	(6,792)
Interest income	141	270
Other - income (expense)	(834)	477

Income before income taxes	61,242	70,544
Income tax expense	19,642	25,786

Net income	41,600	44,758
Net income attributable to noncontrolling shareholders’ interests	6,114	6,576

Net income attributable to Cooper Tire & Rubber Company	$35,486	$38,182

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.56	$0.60

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.55	$0.59

Dividends per share	$0.105	$0.105

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30, 2013 AND 2014

(UNAUDITED)

(Dollar amounts in thousands)

	Three Months Ended June 30,
	2013	2014
Net income	$41,600	$44,758
Other comprehensive income
Cumulative currency translation adjustments
Foreign currency translation adjustments	3,244	4,744
Financial instruments
Change in the fair value of derivatives and marketable securities	2,266	(4,531)
Income tax expense on derivative instruments	(803)	1,699

Financial instruments, net of tax	1,463	(2,832)
Postretirement benefit plans
Amortization of actuarial loss	12,469	9,164
Amortization of prior service credit	(142)	(141)
Income tax expense on postretirement benefit plans	(4,577)	(3,079)
Foreign currency translation effect	(392)	(2,730)

Postretirement benefit plans, net of tax	7,358	3,214

Other comprehensive income	12,065	5,126

Comprehensive income	53,665	49,884
Less comprehensive income attributable to noncontrolling shareholders’ interests	6,062	6,783

Comprehensive income attributable to Cooper Tire & Rubber Company	$47,603	$43,101

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

SIX MONTHS ENDED JUNE 30, 2013 AND 2014

(UNAUDITED)

(Dollar amounts in thousands except per-share amounts)

	2013	2014
Net sales	$1,745,807	$1,685,143
Cost of products sold	1,437,729	1,389,932

Gross profit	308,078	295,211
Selling, general and administrative	142,248	137,711

Operating profit	165,830	157,500
Interest expense	(14,332)	(13,910)
Interest income	437	783
Other - income (expense)	(239)	466

Income before income taxes	151,696	144,839
Income tax expense	47,259	48,353

Net income	104,437	96,486
Net income attributable to noncontrolling shareholders’ interests	12,871	12,870

Net income attributable to Cooper Tire & Rubber Company	$91,566	$83,616

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$1.45	$1.32

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$1.43	$1.30

Dividends per share	$0.210	$0.210

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30, 2013 AND 2014

(UNAUDITED)

(Dollar amounts in thousands)

	Six Months Ended June 30,
	2013	2014
Net income	$104,437	$96,486
Other comprehensive income
Cumulative currency translation adjustments
Foreign currency translation adjustments	(2,935)	807
Financial instruments
Change in the fair value of derivatives and marketable securities	4,793	(2,989)
Income tax benefit (expense) on derivative instruments	(1,942)	1,086

Financial instruments, net of tax	2,851	(1,903)
Postretirement benefit plans
Amortization of actuarial loss	24,948	18,291
Amortization of prior service credit	(284)	(283)
Income tax expense on postretirement benefit plans	(9,166)	(6,192)
Foreign currency translation effect	5,783	(3,242)

Postretirement benefit plans, net of tax	21,281	8,574

Other comprehensive income	21,197	7,478

Comprehensive income	125,634	103,964
Less comprehensive income attributable to noncontrolling shareholders’ interests	14,622	11,897

Comprehensive income attributable to Cooper Tire & Rubber Company	$111,012	$92,067

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2013 AND 2014

(UNAUDITED)

(Dollar amounts in thousands)

	2013	2014
Operating activities:
Net income	$104,437	$96,486
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	65,510	69,767
Deferred income taxes	137	1,883
Stock based compensation	4,461	3,612
Change in LIFO inventory reserve	(18,219)	(35,062)
Amortization of unrecognized postretirement benefits	24,664	18,008
Changes in operating assets and liabilities:
Accounts and notes receivable	(67,586)	(134,799)
Inventories	(74,142)	(89,116)
Other current assets	(14,485)	(3,493)
Accounts payable	(38,820)	66,072
Accrued liabilities	8,526	24,973
Other items	(8,454)	(8,410)

Net cash provided by (used in) operating activities	(13,971)	9,921
Investing activities:
Additions to property, plant and equipment and capitalized software	(93,077)	(76,132)
Proceeds from the sale of assets	457	380

Net cash used in investing activities	(92,620)	(75,752)
Financing activities:
Net issuance of short-term debt	14,186	3,003
Additions to long-term debt	19,577	15,634
Repayments on long-term debt	(9,916)	(12,603)
Payment of dividends to noncontrolling shareholders	(9,709)	(2,570)
Payment of dividends to Cooper Tire & Rubber Company shareholders	(13,296)	(13,332)
Issuance of common shares and excess tax benefits on options	1,594	2,387

Net cash provided by (used in) financing activities	2,436	(7,481)
Effects of exchange rate changes on cash	(3,509)	2,217

Changes in cash and cash equivalents	(107,664)	(71,095)
Cash and cash equivalents at beginning of year	351,817	397,731

Cash and cash equivalents at end of period	$244,153	$326,636

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per-share amounts)

1.	Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. There is a year-round demand for the Company’s passenger and truck replacement tires, but sales of light vehicle replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November. Operating results for the six-month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

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

Accounting Pronouncements

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASUs) to the FASB’s Accounting Standards Codification.

The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial statements.

Accounting Pronouncements – Recently Adopted

Income Taxes – In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which clarifies treatment of unrecognized tax benefits based on surrounding circumstances. The amendments in this update are effective for the annual and interim periods beginning on or after December 15, 2013. Although the Company does not expect the adoption of ASU 2013-11 to have a material effect on its consolidated financial statements, it will modify presentation of its unrecognized tax benefit if the specific circumstances are met. The adoption of this accounting standards update did not have an impact on the Company’s consolidated financial statements.

Accounting Pronouncements – To be adopted

Discontinued Operations – In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which requires that a disposal representing a strategic shift that has or will have a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The guidance is effective for the interim and annual periods beginning on or after December 15, 2014 with early adoption permitted only for disposals that have not been previously reported. The implementation of the amended guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Revenue Recognition – In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step model to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016 with early adoption not permitted. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the impact of the amended guidance on its consolidated financial statements and related disclosures.

Stock-Based Compensation – In June 2014, the FASB issued ASU 2014-12 “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The guidance is effective for the interim and annual periods beginning on or after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. The Company is evaluating the impact, if any, of adopting this new accounting guidance on its consolidated financial statements.

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

Subsequent to the Transaction Date Assessment, in accordance with ASC 480, the carrying value of the redeemable noncontrolling shareholder interest is evaluated to determine if the redemption value as of the reporting date exceeds the carrying value. The Company reassessed the redemption value based upon the information known as of June 30, 2014. Based upon the Company’s reassessment, the redemption value is deemed equal to the carrying value as of June 30, 2014.

The Company has determined that the recurring fair value measurements related to CCT rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlements of liabilities, as observable inputs are not available and, as such, reside within Level 3 of the fair value hierarchy as defined in Footnote 4. The Company utilized a third party to assist in the determination of the Transaction Date Assessment and Options Assessment and these were determined based upon internal and external inputs considering various relevant market transactions, discounted cash flow valuation methods, assessing appropriate discounts for lack of control and marketability, and probability weighting, among other factors.

3.	Earnings Per Share

Net income per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30		Six months ended June 30
	2013	2014	2013	2014
Numerator
Numerator for basic and diluted earnings per share - Net income attributable to common stockholders	$35,486	$38,182	$91,566	$83,616

Denominator
Denominator for basic earnings per share - weighted average shares outstanding	63,342	63,537	63,284	63,468
Effect of dilutive securities - stock options and other stock units	800	944	879	942

Denominator for diluted earnings per share - adjusted weighted average shares outstanding	64,142	64,481	64,163	64,410

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.56	$0.60	$1.45	$1.32

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.55	$0.59	$1.43	$1.30

There were no options to purchase shares of the Company’s common stock not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares at either June 30, 2013 or 2014.

4.	Fair Value of Financial Instruments

Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. The change in values of the fair value foreign currency hedges offset exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish krona, Norwegian krone, Mexican peso and Chinese yuan generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2013 and June 30, 2014 was $148,036 and $162,704, respectively. The counterparties to each of these agreements are major commercial banks.

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

Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately $398 and ($2,591) as of December 31, 2013 and June 30, 2014, respectively) are recorded as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets and reclassified into earnings as the hedged transactions occur.

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

Assets/(liabilities)	December 31, 2013		June 30, 2014
Designated as hedging instruments:
Gross amounts recognized		$2,702		$(3,802)
Gross amounts offset		(2,232)		1,111

Net amounts		$470		$(2,691)
Not designated as hedging instruments:
Gross amounts recognized		$(121)		$(165)
Gross amounts offset		—		—

Net amounts		$(121)		$(165)

Net amounts presented	Other current assets	$349	Accrued liabilities	$(2,856)

The following table presents the location and amount of gains and losses on derivative instruments in the Condensed Consolidated Statements of Income:

Derivatives Designated as Cash Flow Hedges	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Cumulative Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Three Months Ended June 30, 2013	$3,210	$944	$	(266)
Three Months Ended June 30, 2014	$(4,130)	$401	$	(245)
Six Months Ended June 30, 2013	$5,242	$449	$	(210)
Six Months Ended June 30, 2014	$(1,689)	$1,300	$	(173)

		Amount of Gain (Loss) Recognized In Income on Derivatives
	Location of
	Gain (Loss)
Derivatives not Designated as	Recognized in Income on	Three Months Ended June 30,		Six Months Ended June 30,
Hedging Instruments	Derivatives	2013	2014	2013	2014
Foreign exchange contracts	Other income	$(130)	$88	$(633)	$(44)

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

The valuation of foreign exchange forward contracts was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2013 and June 30, 2014, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and June 30, 2014:

	December 31, 2013
		Quoted Prices	Significant
	Total Assets	in Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	(Liabilities)	Level (1)	Level (2)	Level (3)
Foreign Exchange Contracts	$349	$—	$349	$—
Stock-based Liabilities	$(12,462)	$(12,462)	$—	$—

	June 30, 2014
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Exchange Contracts	$(2,856)	$—	$(2,856)	$—
Stock-based Liabilities	$(16,729)	$(16,729)	$—	$—
Redeemable noncontrolling shareholder interest	$(162,195)	$—	$—	$(162,195)
(see Footnote 2 - CCT Agreement)

The following tables present the carrying amounts and fair values for the Company’s financial instruments carried at cost on the Condensed Consolidated Balance Sheets. The fair value of the Company’s debt is based upon the market price of the Company’s publicly-traded debt. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2013
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Instruments	Inputs	Inputs
	Amount	Level (1)	Level (2)	Level (3)

Cash and cash equivalents	$397,731	$397,731	$—	$—
Notes receivable	86,965	86,965	—	—
Restricted cash	2,759	2,759
Notes payable	(22,105)	(22,105)	—	—
Current portion of long-term debt	(17,868)	(17,868)	—	—
Long-term debt	(320,959)	(334,759)	—	—

	June 30, 2014
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Instruments	Inputs	Inputs
	Amount	Level (1)	Level (2)	Level (3)

Cash and cash equivalents	$326,636	$326,636	$—	$—
Notes receivable	83,241	83,241	—	—
Restricted cash	1,016	1,016	—	—
Notes payable	(24,478)	(24,478)	—	—
Current portion of long-term debt	(15,671)	(15,671)	—	—
Long-term debt	(326,188)	(356,988)	—	—

5.	Business Segments

The following table details information on the Company’s operating segments.

	Three months ended June 30		Six months ended June 30
	2013	2014	2013	2014
Revenues:
North American Tire
External customers	$607,075	$624,999	$1,193,951	$1,168,959
Intercompany	16,110	14,235	31,508	33,769

	623,185	639,234	1,225,459	1,202,728
International Tire
External customers	277,052	263,686	551,856	516,184
Intercompany	76,218	63,134	142,445	120,582

	353,270	326,820	694,301	636,766
Eliminations	(92,329)	(77,369)	(173,953)	(154,351)

Net sales	$884,126	$888,685	$1,745,807	$1,685,143

Segment profit (loss):
North American Tire	$59,213	$64,833	$130,619	$133,462
International Tire	29,229	26,459	59,239	49,607
Eliminations	117	(1,640)	1,164	(1,258)
Unallocated corporate charges	(19,393)	(13,063)	(25,192)	(24,311)

Operating profit	69,166	76,589	165,830	157,500
Interest expense	(7,231)	(6,792)	(14,332)	(13,910)
Interest income	141	270	437	783
Other - income (expense)	(834)	477	(239)	466

Income before income taxes	$61,242	$70,544	$151,696	$144,839

6.	Inventories

Inventory costs are determined using the last-in, first-out (“LIFO”) method for substantially all U.S. inventories. The current cost of this inventory under the first-in, first-out (“FIFO”) method was $432,906 and $510,199 at December 31, 2013 and June 30, 2014, respectively. These FIFO values have been reduced by approximately $161,436 and $126,374 at December 31, 2013 and June 30, 2014, respectively, to arrive at the LIFO value reported on the Condensed Consolidated Balance Sheets. The remaining inventories have been valued under the FIFO or average cost method. All inventories are stated at the lower of cost or market.

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

The following table discloses the amount of stock based compensation expense for the three- month and six-month periods ended June 30, 2013 and 2014:

	Three months ended June 30		Six months ended June 30
	2013	2014	2013	2014
Stock options	$1,002	$1,075	$1,973	$2,089
Restricted stock units	280	153	559	309
Performance stock units	1,361	948	1,929	1,214

Total stock based compensation	$2,643	$2,176	$4,461	$3,612

Stock Options

In February 2012, executives participating in the 2012–2014 Long-Term Incentive Plan were granted 589,934 stock options which will vest one- third each year through February 2015. In February 2013, executives participating in the 2013-2015 Long-Term Incentive Plan were granted 330,639 stock options which will vest one- third each year through February 2016. In February 2014, executives participating in the 2014-2016 Long-Term Incentive Plan were granted 380,064 stock options which will vest one- third each year through February 2017. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2013	2014
Risk-free interest rate	1.17%	2.00%
Dividend yield	1.7%	1.8%
Expected volatility of the Company’s common stock	0.646	0.640
Expected life in years	6.0	6.0

The weighted average fair value of options granted in 2013 and 2014 was $12.97 and $12.26, respectively.

The following table provides details of the stock option activity for the six months ended June 30, 2014:

Number of Shares
Outstanding at January 1, 2014	1,710,244
Granted	380,064
Exercised	(121,419)
Expired	(53,000)
Cancelled	(13,414)

Outstanding at June 30, 2014	1,902,475
Exercisable	1,119,451

Restricted Stock Units (RSUs)

The following table provides details of the nonvested RSU activity for the six months ended June 30, 2014:

Number of Restricted Units
Nonvested at January 1, 2014	60,686
Vested	(29,028)
Accrued dividend equivalents	394

Nonvested at June 30, 2014	32,052

Performance Stock Units (PSUs)

Executives participating in the Company’s Long-Term Incentive Plan for the plan year 2012–2014, earn PSUs and cash. Any units and cash earned during 2012, 2013 and 2014 will vest at December 31, 2014.

Executives participating in the Company’s Long-Term Incentive Plan for the plan year 2013–2015, earn PSUs and cash. Any units and cash earned during 2013 and 2014 will vest at December 31, 2015.

Executives participating in the Company’s Long-Term Incentive Plan for the plan year 2014– 2016, earn PSUs and cash. Any units and cash earned during 2014 will vest at December 31, 2016.

The following table provides details of the nonvested PSUs under the Company’s Long-Term Incentive Plans:

Performance stock units outstanding at January 1, 2014	156,772
Cancelled	(2,104)
Accrued dividend equivalents	1,316

Performance stock units outstanding at June 30, 2014	155,984

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

8.	Pensions and Postretirement Benefits Other than Pensions

The following tables disclose the amount of net periodic benefit costs for the Company’s defined benefit plans and other postretirement benefits relating to continuing operations:

	Pension Benefits - Domestic
	Three months ended June 30		Six months ended June 30
	2013	2014	2013	2014
Components of net periodic benefit cost:
Service cost	$2,970	$2,440	$5,940	$4,880
Interest cost	9,657	10,710	19,314	21,421
Expected return on plan assets	(11,889)	(13,136)	(23,778)	(26,271)
Amortization of actuarial loss	11,086	7,006	22,172	14,011

Net periodic benefit cost	$11,824	$7,020	$23,648	$14,041

	Pension Benefits - International
	Three months ended June 30		Six months ended June 30
	2013	2014	2013	2014
Components of net periodic benefit cost:
Service cost	$3	$3	$6	$6
Interest cost	3,841	5,009	7,727	9,935
Expected return on plan assets	(3,674)	(5,100)	(7,392)	(10,115)
Amortization of actuarial loss	904	2,158	1,818	4,280

Net periodic benefit cost	$1,074	$2,070	$2,159	$4,106

	Other Postretirement Benefits
	Three months ended June 30		Six months ended June 30
	2013	2014	2013	2014
Components of net periodic benefit cost:
Service cost	$954	$601	$1,907	$1,202
Interest cost	2,698	2,826	5,396	5,652
Amortization of prior service cost	(142)	(141)	(284)	(283)
Amortization of actuarial loss	479	—	958	—

Net periodic benefit cost	$3,989	$3,286	$7,977	$6,571

9.	Stockholders’ Equity

The following table reconciles the beginning and end of the period equity accounts attributable to Cooper Tire & Rubber Company and to the noncontrolling shareholders’ interests:

		Total Equity
			Noncontrolling
	Redeemable	Total	Shareholder
	Noncontrolling	Parent	Interest in	Total
	Shareholder	Stockholders’	Consolidated	Stockholders’
	Interest	Equity	Subsidiary	Equity
Balance at December 31, 2013	$—	$990,866	$166,759	$1,157,625
Reclassification of redeemable noncontrolling shareholder interest	152,250	(28,285)	(123,965)	(152,250)
Net income	10,937	83,616	1,933	85,549
Other comprehensive income	(992)	8,451	19	8,470
Dividends payable to noncontrolling shareholders	—	—	(2,570)	(2,570)
Stock compensation plans	—	4,984	—	4,984
Cash dividends - $.210 per share	—	(13,332)	—	(13,332)

Balance at June 30, 2014	$162,195	$1,046,300	$42,176	$1,088,476

10.	Changes in Cumulative Other Comprehensive Loss by Component

The following tables present the changes in Cumulative Other Comprehensive Loss by Component for the three- and six-month periods ended June 30, 2014. All amounts are presented net of tax. Amounts in parentheses indicate debits.

	Three Months Ended June 30, 2014
	Cumulative	Changes		Unrecognized
	Currency	in the Fair		Postretirement
	Translation	Value of		Benefit
	Adjustment	Derivatives		Plans		Total
April 1, 2014	$56,903	$2,544		$(465,935)		$(406,488)
Other comprehensive income (loss) before reclassifications	4,537	(2,511	)(a)	(2,730	)(c)	(704)
Amount reclassifed from accumulated other comprehensive loss	—	(321	)(b)	5,944	(d)	5,623

Net current-period other comprehensive income	4,537	(2,832)		3,214		4,919

June 30, 2014	$61,440	$(288)		$(462,721)		$(401,569)

(a)	This amount represents $4,130 of unrealized losses on cash flow hedges, net of tax of $1,619, that were recognized in Other Comprehensive Loss (see Footnote 4 for additional details).
(b)	This amount represents $401 of gains on cash flow hedges, net of tax of $80, that were reclassified out of Cumulative Other Comprehensive Loss and are included in Other income on the Condensed Consolidated Statements of Income (see Footnote 4 for additional details).
(c)	This amount represents $3,455 of other comprehensive loss, net of tax of $725, that was recognized in Other Comprehensive Loss.
(d)	This amount represents amortization of prior service credit of $141 and amortization of actuarial losses of ($9,164), net of tax of $3,079, that were reclassified out of Cumulative Other Comprehensive Loss and are included in the computation of net periodic benefit cost (see Footnote 8 for additional details).

	Six Months Ended June 30, 2014
	Cumulative	Changes		Unrecognized
	Currency	in the Fair		Postretirement
	Translation	Value of		Benefit
	Adjustment	Derivatives		Plans		Total
December 31, 2013	$59,660	$1,615		$(471,295)		$(410,020)
Other comprehensive income (loss) before reclassifications	1,780	(1,041	)(a)	(3,242	)(c)	(2,503)
Amount reclassifed from accumulated other comprehensive loss	—	(862	)(b)	11,816	(d)	10,954

Net current-period other comprehensive income (loss)	1,780	(1,903)		8,574		8,451

June 30, 2014	$61,440	$(288)		$(462,721)		$(401,569)

(a)	This amount represents $1,689 of unrealized losses on cash flow hedges, net of tax of $648, that were recognized in Other Comprehensive Loss (see Footnote 4 for additional details).
(b)	This amount represents $1,300 of gains on cash flow hedges, net of tax of $438, that were reclassified out of Cumulative Other Comprehensive Loss and are included in Other income on the Condensed Consolidated Statements of Income (see Footnote 4 for additional details).
(c)	This amount represents $4,120 of other comprehensive loss, net of tax of $878, that was recognized in Other Comprehensive Loss.
(d)	This amount represents amortization of prior service credit of $283 and amortization of actuarial losses of ($18,291), net of tax of $6,192, that were reclassified out of Cumulative Other Comprehensive Loss and are included in the computation of net periodic benefit cost (see Footnote 8 for additional details).

11.	Comprehensive Income Attributable to Noncontrolling Shareholders’ Interests

The following table provides the details of the comprehensive income attributable to noncontrolling shareholders’ interests:

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014
Net income attributable to noncontrolling shareholders’ interests	$6,114	$6,576	$12,871	$12,870
Other comprehensive income:
Currency translation adjustments	(52)	207	1,751	(973)

Comprehensive income attributable to noncontrolling shareholders’ interests	$6,062	$6,783	$14,622	$11,897

12.	Product Warranty Liabilities

The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities:

	2013	2014
Reserve at January 1	$30,139	$30,853
Additions	9,712	9,772
Payments	(9,323)	(9,358)

Reserve at June 30	$30,528	$31,267

13.	Contingent Liabilities

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

The Company determines its reserves using the number of incidents expected during a year. During the second quarter of 2014, the Company increased its products liability reserve by $14,535. The addition of another year of self-insured incidents accounted for $12,331 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims. These revisions decreased the reserve by $600. Finally, settlements and changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $2,804.

During the first six months of 2014, the Company increased its products liability reserve by $26,462. The addition of another year of self-insured incidents accounted for $24,662 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims. These revisions decreased the reserve by $600. Finally, settlements and changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $2,400.

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

The Company paid $17,705 during the second quarter of 2014 to resolve cases and claims and has paid $33,259 through the first six months of 2014. The Company’s products liability reserve balance at December 31, 2013 totaled $189,513 (the current portion of $70,472 is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets). The products liability reserve balance at June 30, 2014 totaled $182,716 (current portion of $69,891).

The products liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company offset by recoveries of legal fees. Legal costs are expensed as incurred and products liability insurance premiums are amortized over coverage periods.

For the three-month periods ended June 30, 2013 and 2014, products liability expenses totaled $21,505 and $22,111, respectively. For the six-month periods ended June 30, 2013 and 2014, products liability expenses totaled $42,202 and $40,812, respectively. Products liability expenses are included in cost of goods sold in the Condensed Consolidated Statements of Income.

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

On November 8, 2013, after expedited proceedings, the court found that the Apollo entities had not materially breached the merger agreement. On December 19, 2013, the Apollo entities moved for an entry of declaratory judgment seeking a declaration that the conditions to closing the then-pending transaction were not satisfied before the November 2013 trial. On December 30, 2013, the Company terminated the merger agreement with the Apollo entities, and requested payment of the reverse termination fee, which the Apollo entities have refused to do. On January 27, 2014, the court determined that it would proceed with a decision on the Apollo entities’ motion for declaratory judgment. That motion has been fully briefed and on July 9, 2014, the court heard oral arguments. A decision is expected to be issued in the future.

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

Stockholder Derivative Litigation

On February 24, March 6, and April 17, 2014, purported stockholders of the Company filed derivative actions on behalf of the Company in the U.S. District Court for the Northern District of Ohio and the U.S. District Court for the District of Delaware against certain current officers and employees and the current members of the Company’s board of directors; the Ohio lawsuits were later consolidated into a single proceeding. The Company is named as a nominal defendant in the lawsuits, and the lawsuits seek recovery for the benefit of the Company. The lawsuits, captioned In re Cooper Tire & Rubber Company Shareholder Derivative Litigation, No. 3:14-cv-00428 (N.D. Ohio) and Fitzgerald v. Armes, et al., No. 1:14-cv-479 (D. Del.), allege that the defendants breached their fiduciary duties to the Company by issuing allegedly misleading disclosures in connection with the terminated merger transaction. The lawsuits also allege that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 by means of the same allegedly misleading disclosures. The complaints also variously assert claims for waste of corporate assets, unjust enrichment, “gross mismanagement” and “abuse of control.” The complaints seek, among other things, unspecified money damages from the defendants, injunctive relief and an award of attorney’s fees. A purported shareholder of the Company has also submitted a demand to the Company’s board of directors that it cause the Company to bring claims against certain of the Company’s officers and directors for the matters alleged in the shareholder derivative lawsuits.

The Company regularly reviews the probable outcome of such legal proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage, and accrues for such legal proceedings at the time a loss is probable and the amount of the loss can be estimated.

These cases have recently been filed and are at an early stage and they do not assert claims against the Company. The outcome of these pending proceedings cannot be predicted with certainty and an estimate of any loss cannot be made at this time. The Company believes that based upon information currently available, any liabilities that may result from these proceedings are not reasonably likely to have a material adverse effect on the Company’s liquidity, financial condition or results of operations.

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

For the quarter ended June 30, 2014, the Company recorded income tax expense of $25,786 (effective rate of 36.6 percent) compared with $19,642 (effective rate of 32.1 percent) for the comparable period in 2013. For the six-month period ended June 30, 2014, the Company recorded income tax expense of $48,353 (effective rate of 33.4 percent) compared with $47,259 (effective rate of 31.2 percent) for the comparable period in 2013. The 2014 quarter and six-month period income tax expense is calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. This rate differs from the U.S. federal statutory rate of 35 percent primarily because of the projected mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions with no tax benefit due to valuation allowances. Income tax expense for the current quarter is higher due primarily to increased earnings in both the U.S. and non-U.S. jurisdictions, as well as increased losses in jurisdictions with no tax benefit due to valuation allowances, compared with the same quarter of the prior year. Income tax expense for the six-month period is higher due primarily to increased losses in jurisdictions with no benefit due to valuation allowances compared with the same period in the prior year.

The Company continues to maintain a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” against a portion of its U.S. and non-U.S. deferred tax asset position, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a capital loss carryforward by a valuation allowance of $22,072. In addition, the Company has recorded valuation allowances of $10,174 relating to non-U.S. net operating losses for a total valuation allowance of $32,246. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.

The Company maintains an ASC 740-10, “Accounting for Uncertainty in Income Taxes,” liability for unrecognized tax benefits for permanent and temporary book/tax differences. At June 30, 2014, the Company’s liability, exclusive of interest, totals approximately $5,878. The Company accrued an immaterial amount of interest expense related to these unrecognized tax benefits during the quarter.

The Company and its subsidiaries are subject to income tax examination in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by income and franchise tax authorities for years prior to 2007.

15.	Subsequent Events

On August 6, 2014, the Company entered into an Accelerated Share Repurchase (“ASR”) agreement to initiate share repurchases aggregating $200 million (the “ASR Program”). The Company anticipates that all repurchases under the ASR Program will be completed no later than the final repurchase date in February, 2015, although settlement may be accelerated or delayed under certain circumstances. Acquired shares of Common Stock will be held as treasury shares.

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

Consolidated Results of Operations

(Dollar amounts in millions except per share amounts)
	Three months ended June 30			Six months ended June 30
	2013	% Change	2014	2013	% Change	2014
Revenues:
North American Tire
External customers	$607.1	2.9	$625.0	$1,194.0	(2.1)	$1,168.9
Intercompany	16.1	(11.8)	14.2	31.5	7.3	33.8

	623.2	2.6	639.2	1,225.5	(1.9)	1,202.7
International Tire
External customers	277.1	(4.8)	263.7	551.9	(6.5)	516.2
Intercompany	76.2	(17.2)	63.1	142.4	(15.3)	120.6

	353.3	(7.5)	326.8	694.3	(8.3)	636.8
Eliminations	(92.4)	(16.3)	(77.3)	(174.0)	(11.3)	(154.4)

Net sales	$884.1	0.5	$888.7	$1,745.8	(3.5)	$1,685.1

Segment profit (loss)
North American Tire	$59.2	9.5	$64.8	$130.6	2.2	$133.5
International Tire	29.2	(9.2)	26.5	59.2	(16.2)	49.6
Eliminations	0.1	n/m	(1.6)	1.2	n/m	(1.3)
Unallocated corporate charges	(19.4)	(32.5)	(13.1)	(25.2)	(3.6)	(24.3)

Operating profit	69.1	10.9	76.6	165.8	(5.0)	157.5
Interest expense	(7.2)	(5.6)	(6.8)	(14.3)	(2.8)	(13.9)
Interest income	0.1	200.0	0.3	0.4	100.0	0.8
Other income (expense)	(0.8)	n/m	0.5	(0.2)	n/m	0.5

Income before income taxes	61.2	15.4	70.6	151.7	(4.5)	144.9
Income tax expense	19.6	31.6	25.8	47.2	2.5	48.4

Net Income	41.6	7.7	44.8	104.5	(7.7)	96.5
Noncontrolling shareholders’ interests	(6.1)	8.2	(6.6)	(12.9)	—	(12.9)

Net income attributable to Cooper Tire & Rubber Company	$35.5	7.6	$38.2	$91.6	(8.8)	$83.6

Basic earnings per share	$0.56		$0.60	$1.45		$1.32

Diluted earnings per share	$0.55		$0.59	$1.43		$1.30

Consolidated net sales for the three-month period ended June 30, 2014 were $889 million, an increase of $5 million from the comparable period one year ago. The increase in net sales for the second quarter of 2014 compared with the second quarter of 2013 was the result of an increase in unit volumes ($90 million) and favorable exchange rates in the International Tire Operations segment ($6 million), partially offset by less favorable pricing and mix ($91 million).

The Company recorded operating profit in the second quarter of 2014 of $77 million, an increase of $7 million compared with the second quarter of 2013. Lower raw material costs ($67 million) and increased unit volumes ($13 million) were offset by unfavorable pricing and mix ($85 million). Manufacturing cost efficiencies were $7 million favorable when compared with the second quarter of 2013, which included $10 million of costs associated with production curtailments. Selling, general and administrative costs decreased ($10 million) compared with the second quarter of 2013. Other operating costs, including increased distribution costs, were unfavorable ($5 million) compared with the same period in 2013.

Consolidated net sales for the six-month period ended June 30, 2014 were $1,685 million, a decrease of $61 million from the comparable period one year ago. The decrease in net sales for the first half of 2014 compared with the first half of 2013 was the result of less favorable pricing and mix ($179 million), partially offset by an increase in unit volumes ($100 million) and favorable exchange rates in the International segment ($18 million).

The Company recorded operating profit in the first six months of 2014 of $157 million, a decrease of $8 million compared with the first six months of 2013. Unfavorable pricing and mix ($179 million) was partially offset by lower raw material costs ($134 million), higher unit volumes ($22 million) and lower products liability charges ($1 million). Manufacturing cost efficiencies were $18 million favorable when compared with the first half of 2013, which included $10 million of costs associated with production curtailments incurred in the second quarter of 2013. Selling, general and administrative costs decreased ($4 million) compared with the first six months of 2013. Other operating costs, including increased distribution costs, were unfavorable ($8 million) compared with the same period in 2013.

The Company experienced decreases in the costs of certain of its principal raw materials in the first half of 2014 compared with the first half of 2013. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based. Substantially all U.S. inventories have been valued using the LIFO method of inventory costing which accelerates the impact to cost of goods sold from changes to raw material prices.

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

Products liability expenses totaled $22 million in the second quarter of both 2014 and 2013. Products liability expenses totaled $41 million and $42 million in the first six months of 2014 and 2013, respectively. The change in the liability results from claim settlements and adjustments to existing reserves based on the Company’s quarterly comprehensive review of outstanding claims. Additional information related to the Company’s accounting for products liability costs appears in the Notes to the Condensed Consolidated Financial Statements.

Selling, general, and administrative expenses were $71 million in the second quarter of 2014 (8.0 percent of net sales) and $81 million in the second quarter of 2013 (9.2 percent of net sales). For the six-month period ended June 30, 2014, selling, general and administrative expenses were $138 million (8.2 percent of net sales) compared with $142 million (8.1 percent of net sales) for the comparable period of 2013. The decrease in selling, general and administrative expenses in the second quarter of 2014 is partially attributable to the absence of expenses relating to the then pending merger agreement with a wholly-owned subsidiary of Apollo in the second quarter of 2013. Additionally, professional fees and expenses related to accruals for stock-based liabilities decreased compared with the second quarter of 2013. The year-to-date decrease in selling, general and administrative expenses is primarily attributable to the absence of Apollo transaction-related costs and decreased expenses related to accruals for stock-based liabilities.

Interest expense, interest income and other income remained consistent for both the three-month and six-month periods of 2014 and 2013.

For the quarter ended June 30, 2014, the Company recorded income tax expense of $26 million (effective rate of 36.6 percent) compared with $20 million (effective rate of 32.1 percent) for the comparable period in 2013. For the six-month period ended June 30, 2014, the Company recorded income tax expense of $48 million (effective rate of 33.4 percent) compared with $47 million (effective rate of 31.2 percent) for the comparable period in 2013. The 2014 quarter and six-month period income tax expense is calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. This rate differs from the U.S. federal statutory rate of 35 percent primarily because of the projected mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions with no tax benefit due to valuation allowances. Income tax expense for the current quarter is higher due primarily to increased earnings in both the U.S. and non-U.S. jurisdictions, as well as increased losses in jurisdictions with no tax benefit due to valuation allowances, compared with the same quarter of the prior year. Income tax expense for the six-month period is higher due primarily to increased losses in jurisdictions with no benefit due to valuation allowances compared with the same period in the prior year.

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

North American Tire Operations Segment

	Three months ended June 30			Six months ended June 30
	2013	Change	2014	2013	Change	2014
(Dollar amounts in millions)
Net sales	$623.2	2.6%	$639.2	$1,225.5	-1.9%	$1,202.7
Operating profit	$59.2	9.5%	$64.8	$130.6	2.2%	$133.5
Operating margin	9.5%	.6 points	10.1%	10.7%	.4 points	11.1%
United States unit shipments changes:
Passenger tires
Segment		3.5%			3.6%
RMA members		3.3%			1.8%
Total Industry		3.3%			4.7%
Light truck tires
Segment		20.4%			20.5%
RMA members		7.1%			6.0%
Total Industry		4.2%			5.5%
Total light vehicle tires
Segment		6.7%			6.8%
RMA members		3.8%			2.3%
Total Industry		3.4%			4.8%
Total segment unit sales change		9.4%			7.4%

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

Sales

Net sales of the North American Tire Operations segment for the second quarter of 2014 increased $16 million, or 2.6 percent, from the second quarter of 2013. The increase in sales was a result of increased unit volumes ($59 million), partially offset by unfavorable pricing and mix ($43 million). Unit shipments for the segment increased 9.4 percent compared with the second quarter of 2013. In the U.S., the segment’s unit shipments of total light vehicle tires increased 6.7 percent in the second quarter of 2014 compared with the second quarter of 2013. This increase compares with a 3.8 percent increase in total light vehicle shipments experienced by the members of the Rubber Manufacturers Association (“RMA”), and a 3.4 percent increase in total light vehicle shipments experienced for the total industry (which includes an estimate for non-RMA members).

Net sales of the North American Tire Operations segment for the first six months of 2013 decreased $23 million, or 1.9 percent, from the first six months of 2013. The decrease in sales was a result of unfavorable pricing and mix ($113 million), partially offset by increased unit volumes ($90 million). Unit shipments for the segment increased 7.4 percent compared with the six-month period ended June 30, 2013. In the U.S., the segment’s unit shipments of total light vehicle tires increased 6.8 percent in the first half of 2014 compared with the first half of 2013. This increase compares with a 2.3 percent increase in total light vehicle shipments experienced by the members of the RMA, and a 4.8 percent increase in total light vehicle shipments experienced for the total industry.

Operating Profit

Operating profit for the segment increased $6 million to $65 million in the second quarter of 2014 compared to the second quarter of 2013. Lower raw material costs ($35 million) and higher unit volumes ($8 million) were partially offset by unfavorable pricing and mix ($41 million). Manufacturing cost efficiencies were $7 million favorable when compared to the second quarter of 2013, which included $10 million of costs associated with production curtailments. Selling, general and administrative costs decreased ($1 million) compared to the second quarter of 2013. Other operating costs, including increased distribution costs, were unfavorable ($4 million) compared with the same period in 2013.

Operating profit for the segment increased $3 million to $133 million in the first six months of 2014 compared with the first six months of 2013. Lower raw material costs ($86 million), higher unit volumes ($19 million) and lower products liability charges ($1 million) were offset by unfavorable pricing and mix ($112 million). Manufacturing cost efficiencies were $17 million favorable when compared to the first half of 2013, which included $10 million of costs associated with production curtailments incurred in the second quarter of 2013. Other operating costs, including increased distribution costs, were unfavorable ($8 million) compared with the same period in 2013.

The segment’s internally calculated raw material index of 199 during the quarter was a decrease of 10.7 percent from the same period of 2013. The raw material index decreased 0.7 percent from the quarter ended March 31, 2014.

International Tire Operations Segment

	Three months ended June 30			Six months ended June 30
	2013	Change	2014	2013	Change	2014
(Dollar amounts in millions)
Net sales	$353.3	-7.5%	$326.8	$694.3	-8.3%	$636.8
Operating profit	$29.2	-9.2%	$26.5	$59.2	-16.2%	$49.6
Operating margin	8.3%	(.2) points	8.1%	8.5%	(.7) points	7.8%
Unit sales change		5.2%			1.6%

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

Sales

Net sales of the International Tire Operations segment for the second quarter of 2014 decreased $26 million, or 7.5 percent, from the second quarter of 2013. The decrease in sales was a result of unfavorable pricing and mix ($50 million), partially offset by increased unit volumes ($18 million). The segment experienced favorable exchange rates in the second quarter of 2014 ($6 million).

Net sales of the International Tire Operations segment for the first six months of 2014 decreased $58 million, or 8.3 percent from the first six months of 2013. The decrease in sales was a result of unfavorable pricing and mix ($87 million), partially offset by increased unit volumes ($11 million). The segment experienced favorable exchange rates in the first half of 2014 ($18 million).

Operating Profit

Operating profit for the segment decreased $3 million to $26 million in the second quarter of 2014 from the second quarter of 2013. Unfavorable pricing and mix ($46 million) and unfavorable manufacturing efficiencies ($1 million) were partially offset by lower raw material costs ($37 million), increased unit volumes ($5 million) and decreased selling, general and administrative costs ($2 million).

Operating profit for the segment decreased $10 million to $50 million in the first six months of 2014 from the first six months of 2013. Unfavorable pricing and mix ($76 million) was partially offset by lower raw material costs ($59 million), increased unit volumes ($3 million), decreased selling, general and administrative costs ($3 million) and favorable manufacturing efficiencies ($1 million).

Outlook for Company

The Company expects to determine the long-term ownership of the CCT Joint Venture in 2014. The Company will continue to pursue its strategic goals for growth, including in China, regardless of changes to the long-term ownership of CCT.

Second quarter raw material costs were down by approximately 1 percent from the first quarter of 2014. Management anticipates third quarter raw material costs will be roughly flat sequentially compared to the second quarter. The long-term raw material outlook is for costs to generally trend higher with periods of volatility.

The Company continues to invest in the business and expects capital expenditures for 2014 to range from $175 million to $185 million.

The Company expects its effective tax rate for 2013 will most likely be between 30 percent and 35 percent.

The Company continues to be cautious about volumes as the global tire markets remain highly competitive and overall economic conditions continue to show modest improvement. The Company remains confident that its transformed business model and continued solid execution of its strategic plan will position it to perform well in the future. The Company continues to expect to meet or exceed industry unit volume growth in its largest markets this year.

Liquidity and Capital Resources

Generation and uses of cash – Operating activities provided $10 million of cash during the first six months of 2014 compared to a use of cash of $14 million during the first six months of 2013. Accounts receivable balances have increased as a result of the Company beginning the 2014 year with lower accounts receivable balances due to reduced fourth quarter sales levels. Accounts payable balances increased during the first six months of 2014 as Company raw material purchases have increased.

Net cash used in investing activities during the first six months of 2013 and 2014 reflect capital expenditures of $93 million and $76 million, respectively.

During the first six months of 2013, the Company’s subsidiaries issued $14 million of short-term notes and during the first six months of 2014, the Company’s subsidiaries issued $3 million of short-term notes. In both 2013 and 2014, the Company’s subsidiaries borrowed additional funds using long-term debt and repaid $10 million and $13 million of maturing long-term debt, respectively.

Dividends paid on the Company’s common shares in each of the first six months of 2013 and 2014 were $13 million. During the first six months of 2013 and 2014, the Company paid $10 million and $3 million in dividends to noncontrolling shareholders, respectively.

Available cash, credit facilities and contractual commitments – At June 30, 2014, the Company had cash and cash equivalents of $327 million.

Domestically, the Company has a revolving credit facility with a consortium of four banks that provides up to $200 million based on available collateral and expires in July 2016. The Company also has an accounts receivable securitization facility with a $175 million limit with a June 2015 maturity. These credit facilities remain undrawn, other than to secure letters of credit, and have no significant financial covenants until available credit is less than specified amounts. The Company’s additional borrowing capacity based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at June 30, 2014 was $287 million.

The Company’s affiliated operations in Asia have renewable credit lines that provide up to $348 million of borrowings and do not contain significant financial covenants. The additional borrowing capacity on the Asian credit lines totaled $295 million at June 30, 2014.

The Company believes that its cash and cash equivalents, along with available cash from operating cash flows and credit facilities will be adequate to fund its typical needs, including working capital requirements, projected capital expenditures, including its portion of capital expenditures in partially-owned subsidiaries, dividend goals, and the $200 million ASR entered into on August 6, 2014. The Company also believes it has access to additional funds from capital markets to fund potential strategic initiatives. The entire amount of short-term notes payable outstanding at June 30, 2014 is primarily debt of consolidated subsidiaries. The Company expects its subsidiaries to refinance or pay these amounts during 2014.

The Company expects capital expenditures for 2014 to be in the $175 to $185 million range.

The following table summarizes long-term debt at June 30, 2014:

Parent company
8% unsecured notes due December 2019	$173.6
7.625% unsecured notes due March 2027	116.9
Capitalized leases and other	8.1

298.6
Consolidated Subsidiaries
4.269% unsecured notes due in 2014	4.9
4.274% to 4.702% unsecured notes due in 2015	8.5
4.00% to 6.15% unsecured notes due in 2016	13.4
4.40% to 6.15% unsecured notes due in 2017	12.8
4.78% and 7.62% notes due in 2016	3.7

43.3

Total debt	341.9
Less current maturities	15.7

$326.2

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

It is possible that actual results may differ materially from those projections or expectations due to a variety of factors, including but not limited to:

•	volatility in raw material and energy prices, including those of rubber, steel, petroleum-based products and natural gas and the unavailability of such raw materials or energy sources;

•	the failure of the Company’s suppliers to timely deliver products in accordance with contract specifications;

•	changes in economic and business conditions in the world;

•	failure to implement information technologies or related systems, including failure by the Company to successfully implement an ERP system;

•	increased competitive activity including actions by larger competitors or lower-cost producers;

•	the failure to achieve expected sales levels;

•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons;

•	the ultimate outcome of litigation brought against the Company, including stockholders lawsuits relating to the Apollo merger as well as products liability claims, in each case which could result in commitment of significant resources and time to defend and possible material damages against the Company or other unfavorable outcomes;

•	changes to tariffs or the imposition of new tariffs or trade restrictions;

•	changes in pension expense and/or funding resulting from investment performance of the Company’s pension plan assets and changes in discount rate, salary increase rate, and expected return on plan assets assumptions, or changes to related accounting regulations;

•	government regulatory and legislative initiatives including environmental and healthcare matters;

•	volatility in the capital and financial markets or changes to the credit markets and/or access to those markets;

•	changes in interest or foreign exchange rates;

•	an adverse change in the Company’s credit ratings, which could increase borrowing costs and/or hamper access to the credit markets;

•	a variety of factors, including market conditions, may affect the actual amount expended on stock repurchases under the ASR program; changes in the Company’s results of operations or financial conditions or strategic priorities may lead to a modification, suspension or cancellation of its ASR program, which may occur at any time; the Company’s ability to consummate the transactions contemplated by the ASR agreement;

•	the risks associated with doing business outside of the United States;

•	the failure to develop technologies, processes or products needed to support consumer demand;

•	a disruption in, or failure of, the Company’s information technology systems, including those related to cybersecurity, could adversely affect the Company’s business operations and financial performance;

•	technology advancements;

•	the inability to recover the costs to develop and test new products or processes;

•	the impact of labor problems, including labor disruptions at the Company, its joint ventures, including CCT, or at one or more of its large customers or suppliers;

•	failure to attract or retain key personnel;

•	consolidation among the Company’s competitors or customers;

•	inaccurate assumptions used in developing the Company’s strategic plan or operating plans or the inability or failure to successfully implement such plans;

•	failure to successfully integrate acquisitions into operations or their related financings may impact liquidity and capital resources;

•	the ability to sustain operations at CCT, including obtaining financial and other operational data of CCT;

•	changes in the Company’s relationship with its joint-venture partners, or changes in the ownership structure of its joint ventures, including changes resulting from the previously announced agreement between the Company and the CCT joint-venture partner;

•	the inability to obtain and maintain price increases to offset higher production or material costs;

•	inability to adequately protect the Company’s intellectual property rights;

•	inability to use deferred tax assets; and

•	the ultimate outcome of legal actions brought by the Company against wholly-owned subsidiaries of Apollo Tyres Ltd.

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

There have been no material changes in market risk at June 30, 2014, from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013.

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

The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of June 30, 2014 (“Evaluation Date”). Based on its initial evaluation, the Company’s CEO and CFO concluded that its disclosure controls and procedures were effective as of the Evaluation Date.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at June 30, 2014. In the future, such costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

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

On November 8, 2013, after expedited proceedings, the court found that the Apollo entities had not materially breached the merger agreement. On December 19, 2013, the Apollo entities moved for an entry of declaratory judgment seeking a declaration that the conditions to closing the then-pending transaction were not satisfied before the November 2013 trial. On December 30, 2013, the Company terminated the merger agreement with the Apollo entities, and requested payment of the reverse termination fee, which the Apollo entities have refused to do. On January 27, 2014, the court determined that it would proceed with a decision on the Apollo entities’ motion for declaratory judgment. That motion has been fully briefed and on July 9, 2014, the court heard oral arguments. A decision is expected to be issued in the future.

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

Stockholder Derivative Litigation

On February 24, March 6, and April 17, 2014, purported stockholders of the Company filed derivative actions on behalf of the Company in the U.S. District Court for the Northern District of Ohio and the U.S. District Court for the District of Delaware against certain current officers and employees and the current members of the Company’s board of directors; the Ohio lawsuits were later consolidated into a single proceeding. The Company is named as a nominal defendant in the lawsuits, and the lawsuits seek recovery for the benefit of the Company. The lawsuits, captioned In re Cooper Tire & Rubber Company Shareholder Derivative Litigation, No. 3:14-cv-00428 (N.D. Ohio) and Fitzgerald v. Armes, et al., No. 1:14-cv-479 (D. Del.), allege that the defendants breached their fiduciary duties to the Company by issuing allegedly misleading disclosures in connection with the terminated merger transaction. The lawsuits also allege that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 by means of the same allegedly misleading disclosures. The complaints also variously assert claims for waste of corporate assets, unjust enrichment, “gross mismanagement” and “abuse of control.” The complaints seek, among other things, unspecified money damages from the defendants, injunctive relief and an award of attorney’s fees. A purported shareholder of the Company has also submitted a demand to the Company’s board of directors that it cause the Company to bring claims against certain of the Company’s officers and directors for the matters alleged in the shareholder derivative lawsuits.

The Company regularly reviews the probable outcome of such legal proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage, and accrues for such legal proceedings at the time a loss is probable and the amount of the loss can be estimated.

These cases have recently been filed and are at an early stage and they do not assert claims against the Company. The outcome of these pending proceedings cannot be predicted with certainty and an estimate of any loss cannot be made at this time. The Company believes that based upon information currently available, any liabilities that may result from these proceedings are not reasonably likely to have a material adverse effect on the Company’s liquidity, financial condition or results of operations.

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

Antidumping and countervailing duty investigations into certain passenger and light truck tires from the PRC were initiated on July 14, 2014. It is too early to determine the outcome of these investigations and what impact, if any, they will have on the Company.

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

A disruption in, or failure of, the Company’s information technology systems, including those related to cybersecurity, could adversely affect the Company’s business operations and financial performance.

The Company relies on the accuracy, capacity and security of its information technology systems across all of its major business functions, including its research and development, manufacturing, sales, financial and administrative functions. Despite the security measures that the Company has implemented, including those related to cybersecurity, its systems could be breached or damaged by computer viruses, natural or man-made incidents or disasters or unauthorized physical or electronic access. A system failure, accident or security breach could result in business disruption, theft of its intellectual property, trade secrets or customer information and unauthorized access to personnel information. To the extent that any system failure, accident or security breach results in disruptions to its operations or the theft, loss or disclosure of, or damage to, its data or confidential information, the Company’s reputation, business, results of operations, cash flows and financial condition could be materially adversely affected. In addition, the Company may be required to incur significant costs to protect against and, if required, remediate the damage caused by such disruptions or system failures in the future.

Any interruption in the Company’s skilled workforce, including labor disruptions, could impair its operations and harm its earnings and results of operations.

The Company’s operations depend on maintaining a skilled workforce and any interruption of its workforce due to shortages of skilled technical, production or professional workers, work disruptions, or other events could interrupt the Company’s operations and affect its operating results. Further, a significant number of the Company’s employees are currently represented by unions. If the Company is unable to resolve labor disputes or if there are work stoppages or other work disruptions, the Company’s business and operating results could suffer. See also related comments under “The Company is facing risks related to disruptions at its CCT joint venture, changes in the Company’s ownership interests in CCT and changes in its relationship with its joint venture partner.”

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

Item 6.	EXHIBITS

(a) Exhibits

(10.1)	2014 Incentive Compensation Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated April 10, 2014*

(31.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER TIRE & RUBBER COMPANY

/s/ B. E. Hughes
B. E. Hughes
Senior Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

/s/ R. W. Huber
R. W. Huber
Director of External Reporting
(Principal Accounting Officer)

August 7, 2014

      (Date)