Form 10-Q
period 2014-09-30
COOPER TIRE & RUBBER CO
filed 2014-11-07
CIK 24491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of shares of common stock of registrant outstanding

at October 31, 2014: 58,108,285

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per-share amounts)

	December 31,	September 30,
	2013	2014
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$397,731	$335,778
Notes receivable	86,965	90,098
Accounts receivable, less allowances of $16,966 at 2013 and $14,289 at 2014	360,405	538,790
Inventories at lower of cost or market:
Finished goods	360,686	437,816
Work in process	35,576	40,983
Raw materials and supplies	120,913	123,210

	517,175	602,009
Other current assets	92,514	94,354

Total current assets	1,454,790	1,661,029
Property, plant and equipment:
Land and land improvements	51,186	51,195
Buildings	326,635	329,790
Machinery and equipment	1,847,576	1,895,692
Molds, cores and rings	246,760	258,282

	2,472,157	2,534,959
Less accumulated depreciation and amortization	1,497,888	1,563,276

Net property, plant and equipment	974,269	971,683
Goodwill	18,851	18,851
Intangibles, net of accumulated amortization of $63,354 at 2013 and $71,626 at 2014	160,308	153,656
Restricted cash	2,759	640
Deferred income taxes	111,644	100,934
Other assets	15,526	16,586

Total assets	$2,738,147	$2,923,379

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$22,105	$184,553
Accounts payable	302,422	358,320
Accrued liabilities	211,090	264,056
Income taxes	11,098	16,961
Current portion of long-term debt	17,868	15,559

Total current liabilities	564,583	839,449
Long-term debt	320,959	325,538
Postretirement benefits other than pensions	238,653	239,282
Pension benefits	291,808	249,529
Other long-term liabilities	157,918	159,692
Deferred income tax liabilities	6,601	6,131
Redeemable noncontrolling shareholder interest	—	168,435
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued	87,850	87,850
Capital in excess of par value	4,433	1,721
Retained earnings	1,741,611	1,790,969
Cumulative other comprehensive loss	(410,020)	(399,678)

	1,423,874	1,480,862
Less: common shares in treasury at cost (24,464,264 at 2013 and 29,749,007 at 2014)	(433,008)	(587,332)

Total parent stockholders’ equity	990,866	893,530
Noncontrolling shareholders’ interests in consolidated subsidiaries	166,759	41,793

Total equity	1,157,625	935,323

Total liabilities and equity	$2,738,147	$2,923,379

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014

(UNAUDITED)

(Dollar amounts in thousands except per-share amounts)

	2013	2014
Net sales	$832,419	$920,082
Cost of products sold	735,015	762,878

Gross profit	97,404	157,204
Selling, general and administrative	69,496	67,829

Operating profit	27,908	89,375
Interest expense	(6,684)	(7,050)
Interest income	270	305
Other—expense	(348)	(1,253)

Income before income taxes	21,146	81,377
Income tax expense	17,845	26,740

Net income	3,301	54,637
Net income attributable to noncontrolling shareholders’ interests	3,469	6,938

Net income (loss) attributable to Cooper Tire & Rubber Company	$(168)	$47,699

Basic earnings (loss) per share:
Net income (loss) attributable to Cooper Tire & Rubber Company common stockholders	$(0.00)	$0.79

Diluted earnings (loss) per share:
Net income (loss) attributable to Cooper Tire & Rubber Company common stockholders	$(0.00)	$0.77

Dividends per share	$0.105	$0.105

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014

(UNAUDITED)

(Dollar amounts in thousands)

	Three Months Ended September 30,
	2013	2014
Net income	$3,301	$54,637
Other comprehensive income
Cumulative currency translation adjustments
Foreign currency translation adjustments	12,284	(13,537)
Financial instruments
Change in the fair value of derivatives and marketable securities	(3,205)	4,923
Income tax benefit (expense) on derivative instruments	1,337	(1,942)

Financial instruments, net of tax	(1,868)	2,981
Postretirement benefit plans
Amortization of actuarial loss	13,191	9,147
Amortization of prior service credit	(142)	(141)
Income tax expense on postretirement benefit plans	(4,744)	(3,075)
Foreign currency translation effect	(5,607)	5,435

Postretirement benefit plans, net of tax	2,698	11,366

Other comprehensive income	13,114	810

Comprehensive income	16,415	55,447
Less comprehensive income attributable to noncontrolling shareholders’ interests	3,796	5,857

Comprehensive income attributable to Cooper Tire & Rubber Company	$12,619	$49,590

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014

(UNAUDITED)

(Dollar amounts in thousands except per-share amounts)

	2013	2014
Net sales	$2,578,226	$2,605,225
Cost of products sold	2,172,744	2,152,810

Gross profit	405,482	452,415
Selling, general and administrative	211,744	205,540

Operating profit	193,738	246,875
Interest expense	(21,016)	(20,960)
Interest income	707	1,088
Other—expense	(587)	(787)

Income before income taxes	172,842	226,216
Income tax expense	65,104	75,093

Net income	107,738	151,123
Net income attributable to noncontrolling shareholders’ interests	16,340	19,808

Net income attributable to Cooper Tire & Rubber Company	$91,398	$131,315

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$1.44	$2.10

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$1.42	$2.07

Dividends per share	$0.315	$0.315

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014

(UNAUDITED)

(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2013	2014
Net income	$107,738	$151,123
Other comprehensive income
Cumulative currency translation adjustments
Foreign currency translation adjustments	9,349	(12,730)
Financial instruments
Change in the fair value of derivatives and marketable securities	1,588	1,934
Income tax expense on derivative instruments	(605)	(856)

Financial instruments, net of tax	983	1,078
Postretirement benefit plans
Amortization of actuarial loss	39,558	27,438
Amortization of prior service credit	(425)	(424)
Income tax expense on postretirement benefit plans	(14,236)	(9,267)
Foreign currency translation effect	(918)	2,193

Postretirement benefit plans, net of tax	23,979	19,940

Other comprehensive income	34,311	8,288

Comprehensive income	142,049	159,411
Less comprehensive income attributable to noncontrolling shareholders’ interests	18,418	17,754

Comprehensive income attributable to Cooper Tire & Rubber Company	$123,631	$141,657

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014

(UNAUDITED)

(Dollar amounts in thousands)

	2013	2014
Operating activities:
Net income	$107,738	$151,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,222	105,319
Deferred income taxes	5,035	2,717
Stock based compensation	6,470	5,845
Change in LIFO inventory reserve	(37,033)	(54,464)
Amortization of unrecognized postretirement benefits	39,133	27,014
Changes in operating assets and liabilities:
Accounts and notes receivable	(40,049)	(187,541)
Inventories	15,210	(35,518)
Other current assets	(15,878)	(2,681)
Accounts payable	(77,932)	58,482
Accrued liabilities	53,053	52,519
Other items	(31,857)	(24,825)

Net cash provided by operating activities	123,112	97,990
Investing activities:
Additions to property, plant and equipment and capitalized software	(135,412)	(112,126)
Proceeds from the sale of assets	532	1,089

Net cash used in investing activities	(134,880)	(111,037)
Financing activities:
Net issuance of (payments on) short-term debt	(6,864)	163,473
Additions to long-term debt	24,527	15,634
Repayments on long-term debt	(18,657)	(13,363)
Accelerated share repurchase program	—	(200,000)
Payment of dividends to noncontrolling shareholders	(9,790)	(2,570)
Payment of dividends	(19,950)	(19,432)
Issuance of common shares and excess tax benefits on options	1,869	3,890

Net cash used in financing activities	(28,865)	(52,368)
Effects of exchange rate changes on cash	(1,379)	3,462

Changes in cash and cash equivalents	(42,012)	(61,953)
Cash and cash equivalents at beginning of year	351,817	397,731

Cash and cash equivalents at end of period	$309,805	$335,778

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per-share amounts)

1.	Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. There is a year-round demand for the Company’s passenger and truck replacement tires, but sales of light vehicle replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November. Operating results for the nine-month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

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

Accounting Pronouncements

Changes to accounting principles generally accepted in the United States of America (“U.S. GAAP”) are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification.

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

2.	CCT Agreements

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

Under the terms of the CCT Agreement, once the Option Price is determined, the noncontrolling shareholder has 45 days to elect to either purchase the Company’s 65 percent ownership interest in CCT for 65 percent of the Option Price or sell to the Company its 35 percent ownership interest in CCT at 35 percent of the Option Price or do neither. If the noncontrolling shareholder does not exercise these options, the options shall expire and the Company shall have the right to purchase the noncontrolling shareholder’s 35 percent ownership interest in CCT at 35 percent of the Option Price. The CCT Agreement provides that, if the CCT valuation is not provided on or before August 11, 2014 (the “Option Commencement Deadline”), the options of both parties will terminate and be of no effect unless the Company, at its sole discretion, elects to extend the deadline for the CCT valuation. On August 11, 2014, the Company extended the Option Commencement Deadline from August 11, 2014 to August 14, 2014 to allow the parties to finalize the Option Agreement and related matters.

As contemplated by the CCT Agreement, on August 14, 2014, the Company, Cooper Tire Investment Holding (Barbados) Ltd., a wholly owned subsidiary of CTB, Chengshan and Prairie Investment Limited (“Prairie”), a wholly owned subsidiary of Chengshan, entered into an option agreement (the “Option Agreement”). The Option Agreement further extended the Option Commencement Deadline until August 24, 2014. Furthermore, the Option Agreement, among other matters, sets forth the details for exercising the options under the CCT Agreement and effecting the transactions pursuant thereto.

The CCT Agreement and the Option Agreement are separate and in addition to the purchase, sale, transfer, right of first refusal and other protective rights set forth in the existing joint venture agreement between the Company and Chengshan with respect to CCT, which continues to be in effect and fully operational.

The Company determined the CCT Agreement constitutes an accounting extinguishment and new issuance of the Chengshan Group’s equity interest in CCT. In accordance with Accounting Standard Codification (“ASC”) 810, “Consolidation”, changes in a parent’s interest while the parent retains its controlling financial interest in its subsidiary shall be accounted for as equity transactions. Therefore, gains and losses are not recorded in the Condensed Consolidated Statement of Income as a result of the CCT Agreement. The Company is required to measure the noncontrolling shareholder interest at fair value as of January 29, 2014, the transaction date (the “Transaction Date Assessment”).

The measurement of the noncontrolling shareholder interest as of the transaction date was determined by assessing CCT as an ongoing component of the Company’s operations. The Transaction Date Assessment was not meant to be representative of the fair market value of CCT as a stand-alone entity as defined by the CCT Agreement. Further, the Transaction Date Assessment also considered specific discounts attributable to a noncontrolling shareholder interest, including discounts for lack of control of the entity and lack of marketability. Any adjustment to the noncontrolling shareholder interest as a result of the Transaction Date Assessment was offset by a reduction to Capital in excess of par value, to the extent available, with any remaining amount treated as a reduction in Retained earnings.

In addition, because the CCT Agreement provides put and call options to the noncontrolling shareholder interest owner, these options should be measured at fair value (the “Options Assessment”). Adjustments to the carrying value of the noncontrolling shareholder interest as a result of the Options Assessment were to be treated like a dividend to the noncontrolling shareholder interest owner. Any adjustment to the noncontrolling shareholder interest as a result of the Options Assessment is offset by a reduction to Retained earnings and reflected in the computation of earnings per share available to the Company’s common stockholders.

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

The Company’s Transaction Date Assessment, in accordance with the appropriate accounting guidance, resulted in an adjustment to the redeemable noncontrolling shareholder interest of $28,285, increasing the total noncontrolling shareholder interest to $152,250. The Options Assessment did not result in any further adjustment to the redeemable noncontrolling shareholder interest. The redeemable noncontrolling shareholder interest was classified outside of permanent equity on the Company’s Condensed Consolidated Balance Sheets, in accordance with the authoritative accounting guidance.

On August 24, 2014, the CCT valuation was completed by an internationally recognized valuation firm. The CCT valuation amount was approximately $437,700. As contemplated by the CCT Agreement, the CCT Valuation amount is to be used as the Option Price, as it is greater than $435,000. Subsequent to the Transaction Date Assessment, in accordance with ASC 480, the carrying value of the redeemable noncontrolling shareholder interest was evaluated to determine if the redemption value as of the reporting date exceeds the carrying value. At September 30, 2014, no adjustment to the redeemable noncontrolling shareholder interest was required as the carrying value of $168,435 is greater than the redemption value of $153,206, which is 35 percent of the CCT valuation amount of $437,700.

The Company has determined that the recurring fair value measurements related to CCT rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlements of liabilities, as observable inputs are not available and, as such, reside within Level 3 of the fair value hierarchy as defined in Footnote 5. The Company utilized third parties to assist in the determination of the fair value of CCT based upon internal and external inputs considering various relevant market transactions, discounted cash flow valuation methods and probability weighting, among other factors.

In October 2014, the Company received the required documentation from the noncontrolling shareholder interest owner indicating its intent to exercise its call option under the CCT Agreement. After reviewing such documentation and working with the noncontrolling shareholder interest owner to confirm necessary steps to move forward, the Company and noncontrolling shareholder interest owner are proceeding with the proposed sale of the Company’s interest in CCT to the noncontrolling shareholder interest owner in accordance with the procedures set out in the Option Agreement, including seeking the required governmental approvals. Should the noncontrolling shareholder interest owner purchase Cooper’s stake in the joint venture, Cooper will continue to have offtake rights, with CCT agreeing to produce Cooper branded products until mid-2018. Based on the timeline of events and information known, the Company evaluated its accounting for CCT in accordance with U.S. GAAP and concluded that no change in the accounting for CCT is required as of September 30, 2014.

3.	Share Repurchase Program

On August 6, 2014, the Company entered into a $200 million accelerated share repurchase program (the “ASR program”) with a major financial institution (the “ASR Counterparty”) to repurchase shares of the Company’s common stock. Under the ASR program, the Company paid $200 million to the ASR Counterparty and received 5,567,154 shares of its common stock from the ASR Counterparty, which represents approximately 80 percent of the shares expected to be purchased pursuant to the ASR program, based on the closing price on August 6, 2014. The total number of shares to be repurchased under the ASR program will be based generally on the volume-weighted average price of the Company’s common stock, less a discount, during the repurchase period, subject to provisions that set a minimum and maximum number of shares. The total number of shares to be repurchased will be determined on final settlement, which the Company expects to occur no later than the final repurchase date in February 2015, although settlement may be accelerated or delayed under certain circumstances. The ASR program is accounted for as treasury stock repurchase transactions, reducing the weighted average number of basic and diluted common shares outstanding by the 5,567,154 shares initially repurchased, and as a forward contract indexed to the Company’s own common stock for the future settlement provisions. The forward contract is accounted for as an equity instrument.

4.	Earnings Per Share

Net income per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30		Nine months ended September 30
	2013	2014	2013	2014
Numerator
Numerator for basic and diluted earnings per share - Net income (loss) attributable to common stockholders	$(168)	$47,699	$91,398	$131,315

Denominator
Denominator for basic earnings per share - weighted average shares outstanding	63,365	60,606	63,311	62,504
Effect of dilutive securities - stock options and other stock units	—	1,023	967	969

Denominator for diluted earnings per share - adjusted weighted average shares outstanding	63,365	61,629	64,278	63,473

Basic earnings (loss) per share:
Net income (loss) attributable to Cooper Tire & Rubber Company common stockholders	$(0.00)	$0.79	$1.44	$2.10

Diluted earnings (loss) per share:
Net income (loss) attributable to Cooper Tire & Rubber Company common stockholders	$(0.00)	$0.77	$1.42	$2.07

All options to purchase share of the Company’s common stock were included in the computation of diluted earnings per share as the options’ exercise prices were less than the average market price of the common shares at both September 30, 2013 and 2014.

The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share reflects the Company’s initial receipt of 5,567,154 shares pursuant to the ASR program during the quarter ended September 30, 2014. The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share does not include additional shares, if any, the Company may receive upon final settlement of the ASR program. The effect of these potential additional shares was not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2014 because the inclusion of these potential additional shares would have been anti-dilutive.

5.	Fair Value Measurements

Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. The change in values of the fair value foreign currency hedges offset exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish krona, Norwegian krone, Mexican peso and Chinese yuan generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2013 and September 30, 2014 was $148,036 and $190,559, respectively. The counterparties to each of these agreements are major commercial banks.

The Company uses foreign currency forward contracts as hedges of the fair value of certain non-U.S. dollar denominated asset and liability positions, primarily accounts receivable and debt. Gains and losses resulting from the impact of currency exchange rate movements on these forward contracts are recognized in the accompanying Condensed Consolidated Statements of Operations in the period in which the exchange rates change and offset the foreign currency gains and losses on the underlying exposure being hedged.

Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately $398 and $2,332 as of December 31, 2013 and September 30, 2014, respectively) are recorded as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets and reclassified into earnings as the hedged transactions occur.

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

The derivative instruments are subject to master netting arrangements with the counterparties to the contracts. The following table presents the location and amounts of derivative instrument fair values in the Condensed Consolidated Balance Sheets:

	December 31, 2013		September 30, 2014
Assets/(Liabilities)
Designated as hedging instruments:
Gross amounts recognized		$2,702		$3,138
Gross amounts offset		(2,232)		(689)

Net amounts		470		2,449

Not designated as hedging instruments:
Gross amounts recognized		(121)		149
Gross amounts offset		—		—

Net amounts		(121)		149

Net amounts presented	Other current assets	$349	Other current assets	$2,598

The following table presents the location and amount of gains and losses on derivative instruments in the Condensed Consolidated Statements of Income:

Derivatives Designated as Cash Flow Hedges	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Cumulative Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Three Months Ended September 30, 2013	$(2,316)	$889	$126
Three Months Ended September 30, 2014	$5,808	$885	$218
Nine Months Ended September 30, 2013	$2,926	$1,338	$(84)
Nine Months Ended September 30, 2014	$4,119	$2,185	$45

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized In Income on Derivatives
Derivatives not Designated as	Recognized in Income on	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Instruments	Derivatives	2013	2014	2013	2014
Foreign exchange contracts	Other income	$274	$314	$(359)	$270

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

The valuation of foreign exchange forward contracts was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2013 and September 30, 2014, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The valuation of stock-based liabilities was determined using the Company’s stock price, and as a result, these liabilities are classified in Level 1 of the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and September 30, 2014:

	December 31, 2013
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Exchange Contracts	$349	$—	$349	$—
Stock-based Liabilities	$(12,462)	$(12,462)	$—	$—

	September 30, 2014
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Exchange Contracts	$2,598	$—	$2,598	$—
Stock-based Liabilities	$(15,820)	$(15,820)	$—	$—
Redeemable noncontrolling shareholder interest	$(153,206)	$—	$—	$(153,206)
(see Footnote 2 - CCT Agreement)

The following table presents the movement in the Level 3 fair value measurements for both the three- and nine-month periods ended September 30, 2014.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Redeemable noncontrolling shareholder interest
	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Beginning Balance	$(152,250)	$—
Transfer into Level 3 - Redeemable noncontrolling shareholder interest	—	(152,250)
Adjustment for CCT valuation amount	(956)	(956)

Ending Balance	$(153,206)	$(153,206)

The Redeemable noncontrolling shareholder interest is recorded in the Condensed Consolidated Balance Sheets at its carrying value of $168,435. Since the carrying value is greater than the 35 percent of the CCT valuation agreement, no adjustment for the increase in fair value is required.

The following tables present the carrying amounts and fair values for the Company’s financial instruments carried at cost on the Condensed Consolidated Balance Sheets. The fair value of the Company’s debt is based upon the market price of the Company’s publicly-traded debt. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2013
		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Instruments Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Cash and cash equivalents	$397,731	$397,731	$—	$—
Notes receivable	86,965	86,965	—	—
Restricted cash	2,759	2,759	—	—
Notes payable	(22,105)	(22,105)	—	—
Current portion of long-term debt	(17,868)	(17,868)	—	—
Long-term debt	(320,959)	(334,759)	—	—

	September 30, 2014
		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Instruments Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Cash and cash equivalents	$335,778	$335,778	$—	$—
Notes receivable	90,098	90,098	—	—
Restricted cash	640	640	—	—
Notes payable	(184,553)	(184,553)	—	—
Current portion of long-term debt	(15,559)	(15,559)	—	—
Long-term debt	(325,538)	(353,338)	—	—

6.	Business Segments

The following table details information on the Company’s operating segments. The North American Tire segment has been renamed the Americas Tire segment to better reflect the Company’s expanding presence in Central and South America. This change did not impact the financial results previously reported by the segment.

	Three months ended September 30		Nine months ended September 30
	2013	2014	2013	2014
Revenues:
Americas Tire
External customers	$618,840	$677,444	$1,812,791	$1,846,403
Intercompany	14,205	16,494	45,713	50,263

	633,045	693,938	1,858,504	1,896,666
International Tire
External customers	213,579	242,638	765,435	758,822
Intercompany	50,871	70,777	193,316	191,359

	264,450	313,415	958,751	950,181
Eliminations	(65,076)	(87,271)	(239,029)	(241,622)

Net sales	$832,419	$920,082	$2,578,226	$2,605,225

Segment profit (loss):
Americas Tire	$38,762	$75,618	$169,381	$209,080
International Tire	3,083	22,787	62,322	72,394
Eliminations	1,736	(1,118)	2,900	(2,376)
Unallocated corporate charges	(15,673)	(7,912)	(40,865)	(32,223)

Operating profit	27,908	89,375	193,738	246,875
Interest expense	(6,684)	(7,050)	(21,016)	(20,960)
Interest income	270	305	707	1,088
Other - income (expense)	(348)	(1,253)	(587)	(787)

Income before income taxes	$21,146	$81,377	$172,842	$226,216

7.	Inventories

Inventory costs are determined using the last-in, first-out (“LIFO”) method for substantially all U.S. inventories. The current cost of this inventory under the first-in, first-out (“FIFO”) method was $432,906 and $468,418 at December 31, 2013 and September 30, 2014, respectively. These FIFO values have been reduced by approximately $161,436 and $106,972 at December 31, 2013 and September 30, 2014, respectively, to arrive at the LIFO value reported on the Condensed Consolidated Balance Sheets. The remaining inventories have been valued under the FIFO or average cost method. All inventories are stated at the lower of cost or market.

8.	Stock-Based Compensation

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

The following table discloses the amount of stock-based compensation expense for the three- and nine-month periods ended September 30, 2013 and 2014.

	Three months ended September 30		Nine months ended September 30
	2013	2014	2013	2014
Stock options	$989	$1,058	$2,962	$3,147
Restricted stock units	280	749	839	1,058
Performance stock units	740	426	2,669	1,640

Total stock based compensation	$2,009	$2,233	$6,470	$5,845

Stock Options

In February 2012, executives participating in the 2012-2014 Long-Term Incentive Plan were granted 589,934 stock options which will vest one-third each year through February 2015. In February 2013, executives participating in the 2013-2015 Long-Term Incentive Plan were granted 330,639 stock options which will vest one-third each year through February 2016. In February 2014, executives participating in the 2014-2016 Long-Term Incentive Plan were granted 380,064 stock options which will vest one-third each year through February 2017. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2013	2014
Risk-free interest rate	1.17%	2.00%
Dividend yield	1.7%	1.8%
Expected volatility of the Company’s common stock	0.646	0.640
Expected life in years	6.0	6.0

The weighted average fair value of options granted in 2013 and 2014 was $12.97 and $12.26, respectively.

The following table provides details of the stock option activity for the nine months ended September 30, 2014:

Number of
Shares
Outstanding at January 1, 2014	1,710,244
Granted	380,064
Exercised	(195,631)
Expired	(53,000)
Cancelled	(24,641)

Outstanding at September 30, 2014	1,817,036
Exercisable	1,043,873

Restricted Stock Units (RSUs)

The following table provides details of the nonvested RSU activity for the nine months ended September 30, 2014:

Number of
Restricted
Units
Nonvested at January 1, 2014	60,686
Granted	166,500
Vested	(29,028)
Accrued dividend equivalents	1,132

Nonvested at September 30, 2014	199,290

Performance Stock Units (PSUs)

Executives participating in the Company’s Long-Term Incentive Plan for the plan year 2012-2014 earn PSUs and cash. Any units and cash earned during 2012, 2013 and 2014 will vest at December 31, 2014.

Executives participating in the Company’s Long-Term Incentive Plan for the plan year 2013-2015 earn PSUs and cash. Any units and cash earned during 2013 and 2014 will vest at December 31, 2015.

Executives participating in the Company’s Long-Term Incentive Plan for the plan year 2014-2016 earn PSUs and cash. Any units and cash earned during 2014 will vest at December 31, 2016.

The following table provides details of the nonvested PSUs under the Company’s Long-Term Incentive Plans:

Performance stock units outstanding at January 1, 2014	156,772
Cancelled	(3,128)
Accrued dividend equivalents	1,952

Performance stock units outstanding at September 30, 2014	155,596

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

9.	Pensions and Postretirement Benefits Other than Pensions

The following tables disclose the amount of net periodic benefit costs for the Company’s defined benefit plans and other postretirement benefits relating to continuing operations:

	Pension Benefits - Domestic
	Three months ended September 30		Nine months ended September 30
	2013	2014	2013	2014
Components of net periodic benefit cost:
Service cost	$2,970	$2,440	$8,909	$7,320
Interest cost	9,657	10,711	28,972	32,132
Expected return on plan assets	(11,889)	(13,136)	(35,666)	(39,407)
Amortization of actuarial loss	11,086	7,005	33,257	21,016

Net periodic benefit cost	$11,824	$7,020	$35,472	$21,061

	Pension Benefits - International
	Three months ended September 30		Nine months ended September 30
	2013	2014	2013	2014
Components of net periodic benefit cost:
Service cost	$3	$3	$9	$9
Interest cost	3,884	4,972	11,611	14,907
Expected return on plan assets	(3,716)	(5,063)	(11,108)	(15,178)
Amortization of actuarial loss	1,627	2,142	4,865	6,422

Net periodic benefit cost	$1,798	$2,054	$5,377	$6,160

	Other Postretirement Benefits
	Three months ended September 30		Nine months ended September 30
	2013	2014	2013	2014
Components of net periodic benefit cost:
Service cost	$953	$601	$2,860	$1,803
Interest cost	2,698	2,827	8,094	8,479
Amortization of prior service cost	(142)	(141)	(425)	(424)
Amortization of actuarial loss	478	—	1,436	—

Net periodic benefit cost	$3,987	$3,287	$11,965	$9,858

10.	Stockholders’ Equity

The following table reconciles the beginning and end of the period equity accounts attributable to Cooper Tire & Rubber Company and to the noncontrolling shareholders’ interests:

		Total Equity
			Noncontrolling
	Redeemable	Total	Shareholder
	Noncontrolling	Parent	Interest in	Total
	Shareholder	Stockholders’	Consolidated	Stockholders’
	Interest	Equity	Subsidiary	Equity
Balance at December 31, 2013	$—	$990,866	$166,759	$1,157,625
Reclassification of redeemable noncontrolling shareholder interest	152,250	(28,285)	(123,965)	(152,250)
Net income	17,173	131,315	2,635	133,950
Other comprehensive income	(988)	10,342	(1,066)	9,276
Accelerated stock repurchase program		(200,000)		(200,000)
Dividends payable to noncontrolling shareholders	—	—	(2,570)	(2,570)
Stock compensation plans, including tax benefit of $234	—	8,724	—	8,724
Cash dividends—$.315 per share	—	(19,432)	—	(19,432)

Balance at September 30, 2014	$168,435	$893,530	$41,793	$935,323

11.	Changes in Cumulative Other Comprehensive Loss by Component

The following tables present the changes in Cumulative Other Comprehensive Loss by Component for the three- and nine-month periods ended September 30, 2014. All amounts are presented net of tax. Amounts in parentheses indicate debits.

	Three Months Ended September 30, 2014
	Cumulative	Changes		Unrecognized
	Currency	in the Fair		Postretirement
	Translation	Value of		Benefit
	Adjustment	Derivatives		Plans		Total
July 1, 2014	$61,440	$(288)		$(462,721)		$(401,569)
Other comprehensive income (loss) before reclassifications	(12,456)	3,632	(a)	5,435	(c)	(3,389)
Amount reclassifed from accumulated other comprehensive loss	—	(651	)(b)	5,931	(d)	5,280

Net current-period other comprehensive income	(12,456)	2,981		11,366		1,891

September 30, 2014	$48,984	$2,693		$(451,355)		$(399,678)

(a)	This amount represents $5,808 of unrealized gains on cash flow hedges, net of tax of $2,176, that were recognized in Other Comprehensive Loss (see Footnote 5 - Fair Value of Financial Instruments for additional details).
(b)	This amount represents $885 of gains on cash flow hedges, net of tax of $234, that were reclassified out of Cumulative Other Comprehensive Loss and are included in Other income on the Condensed Consolidated Statements of Income (see Footnote 5 - Fair Value of Financial Instruments for additional details).
(c)	This amount represents $6,880 of Other Comprehensive Income, net of $1,445, that was recognized in Other Compenhensive Loss.
(d)	This amount represents amortization of prior service credit of $141 and amortization of actuarial losses of ($9,147), net of tax of $3,075, that were reclassified out of Cumulative Other Comprehensive Loss and are included in the computation of net periodic benefit cost (see Footnote 9 - Pension and Postretirement Benefits Other than Pensions for additional details).

	Nine Months Ended September 30, 2014
	Cumulative Currency Translation Adjustment	Changes in the Fair Value of Derivatives		Unrecognized Postretirement Benefit Plans		Total
December 31, 2013	$59,660	$1,615		$(471,295)		$(410,020)
Other comprehensive income (loss) before reclassifications	(10,676)	2,591	(a)	2,193	(c)	(5,892)
Amount reclassifed from accumulated other comprehensive loss	—	(1,513	)(b)	17,747	(d)	16,234

Net current-period other comprehensive income (loss)	(10,676)	1,078		19,940		10,342

September 30, 2014	$48,984	$2,693		$(451,355)		$(399,678)

(a)	This amount represents $4,119 of unrealized gains on cash flow hedges, net of tax of $1,528, that were recognized in Other Comprehensive Loss (see Footnote 5 - Fair Value of Financial Instruments for additional details).
(b)	This amount represents $2,185 of gains on cash flow hedges, net of tax of $672, that were reclassified out of Cumulative Other Comprehensive Loss and are included in Other income on the Condensed Consolidated Statements of Income (see Footnote 5 - Fair Value of Financial Instruments for additional details).
(c)	This amount represents $2,760 of Other Comprehensive Income, net of $567, that was recognized in Other Compenhensive Loss.
(d)	This amount represents amortization of prior service credit of $424 and amortization of actuarial losses of ($27,438), net of tax of $9,267, that were reclassified out of Cumulative Other Comprehensive Loss and are included in the computation of net periodic benefit cost (see Footnote 9 - Pensions and Postretirement Benefits Other than Pensions for additional details).

12.	Comprehensive Income Attributable to Noncontrolling Shareholders’ Interests

The following table provides the details of the comprehensive income attributable to noncontrolling shareholders’ interests:

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014
Net income attributable to noncontrolling shareholders’ interests	$3,469	$6,938	$16,340	$19,808
Other comprehensive income:
Currency translation adjustments	327	(1,081)	2,078	(2,054)

Comprehensive income attributable to noncontrolling shareholders’ interests	$3,796	$5,857	$18,418	$17,754

13.	Product Warranty Liabilities

The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities:

	2013	2014
Reserve at January 1	$30,139	$30,853
Additions	15,032	13,983
Payments	(13,350)	(14,886)

Reserve at September 30	$31,821	$29,950

14.	Contingent Liabilities

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

The Company determines its reserves using the number of incidents expected during a year. During the third quarter of 2014, the Company increased its products liability reserve by $14,037. The addition of another year of self-insured incidents accounted for $12,331 of this increase. Settlements and changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $1,706.

During the first nine months of 2014, the Company increased its products liability reserve by $40,499. The addition of another year of self-insured incidents accounted for $36,993 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims. These revisions decreased the reserve by $600. Finally, settlements and changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $4,106.

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

The Company paid $5,701 during the third quarter of 2014 to resolve cases and claims and has paid $38,960 through the first nine months of 2014. The Company’s products liability reserve balance at December 31, 2013 totaled $189,513 (the current portion of $70,472 is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets). The products liability reserve balance at September 30, 2014 totaled $191,052 (current portion of $70,314).

The products liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company offset by recoveries of legal fees. Legal costs are expensed as incurred and products liability insurance premiums are amortized over coverage periods.

For the three-month periods ended September 30, 2013 and 2014, products liability expenses totaled $25,722 and $21,227, respectively. For the nine-month periods ended September 30, 2013 and 2014, products liability expenses totaled $67,924 and $62,039, respectively. Products liability expenses are included in cost of goods sold in the Condensed Consolidated Statements of Income.

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

On October 4, 2013, the Company filed a complaint in the Court of Chancery of the State of Delaware, captioned Cooper Tire Co. v. Apollo (Mauritius) Holdings Pvt. Ltd., et al., No. 8980- VCG, asking that the Apollo entities be required to use their reasonable efforts to close the then pending merger transaction as expeditiously as possible and also seeking, among other things, declaratory relief and damages. On October 14, 2013, the Apollo entities filed counterclaims against the Company seeking declaratory and injunctive relief.

On November 8, 2013, after expedited proceedings, the court found that the Apollo entities had not materially breached the merger agreement. On December 19, 2013, the Apollo entities moved for an entry of declaratory judgment seeking a declaration that the conditions to closing the then pending transaction were not satisfied before the November 2013 trial. On December 30, 2013, the Company terminated the merger agreement with the Apollo entities, and requested payment of the reverse termination fee, which the Apollo entities have refused to do. On October 31, 2014, the court granted Apollo’s motion for declaratory judgment.

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

Stockholder Derivative Litigation

On February 24, March 6, and April 17, 2014, purported stockholders of the Company filed derivative actions on behalf of the Company in the U.S. District Court for the Northern District of Ohio and the U.S. District Court for the District of Delaware against certain current officers and employees and the then current members of the Company’s board of directors; the Ohio lawsuits were later consolidated into a single proceeding and were subsequently transferred to the U.S. District Court for the District of Delaware. The Company is named as a nominal defendant in the lawsuits, and the lawsuits seek recovery for the benefit of the Company. The lawsuits, captioned Bui, et al. v. Armes, et al., No.1:14-cv-1272 (D. Del.) and Fitzgerald v. Armes, et al., No. 1:14-cv-479 (D. Del.), allege that the defendants breached their fiduciary duties to the Company by issuing allegedly misleading disclosures in connection with the terminated merger transaction. The lawsuits also allege that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 by means of the same allegedly misleading disclosures. The complaints also variously assert claims for waste of corporate assets, unjust enrichment, “gross mismanagement” and “abuse of control.” The complaints seek, among other things, unspecified money damages from the defendants, injunctive relief and an award of attorney’s fees. A purported shareholder of the Company has also submitted a demand to the Company’s board of directors that it cause the Company to bring claims against certain of the Company’s officers and directors for the matters alleged in the shareholder derivative lawsuits.

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

15.	Income Taxes

For the quarter ended September 30, 2014, the Company recorded income tax expense of $26,740 (effective rate of 32.5 percent excluding discrete items) compared with $17,845 (effective rate of 44.7 percent excluding discrete items) for the comparable period in 2013. For the nine-month period ended September 30, 2014, the Company recorded income tax expense of $75,093 (effective rate of 33.0 percent excluding discrete items) compared with $65,104 (effective rate of 32.9 percent excluding discrete items) for the comparable period in 2013. The 2014 quarter and nine-month period income tax expense is calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. This rate differs from the U.S. federal statutory rate of 35 percent primarily because of the projected mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions with no tax benefit due to valuation allowances. Income tax expense for the quarter and nine-month period is higher due primarily to increased earnings in both the U.S. and non-U.S. jurisdictions compared with the same periods of the prior year.

Tax expense for the quarter and nine-month periods ended September 30, 2014 included discrete tax expense of $298 and $400, respectively. This primarily includes amounts recorded for U.S. return to provision differences and additional expense for uncertain tax positions. For the quarter and nine-month periods ended September 30, 2013, income tax expense included a discrete tax expense of $8,389 and $8,292, respectively. This primarily includes amounts recorded for U.S. return to provision differences, the expiration of unused state tax credits, the unfavorable impact on deferred tax assets from a U.K. statutory tax rate reduction and additional expense for uncertain tax positions.

The Company continues to maintain a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” against a portion of its U.S. and non-U.S. deferred tax asset position, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a capital loss carryforward by a valuation allowance of $22,072. In addition, the Company has recorded valuation allowances of $9,907 relating to non-U.S. net operating losses for a total valuation allowance of $31,979. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.

The Company maintains an ASC 740-10, “Accounting for Uncertainty in Income Taxes,” liability for unrecognized tax benefits for permanent and temporary book/tax differences. At September 30, 2014, the Company’s liability, exclusive of interest, totals approximately $6,764. The Company accrued an immaterial amount of interest expense related to these unrecognized tax benefits during the quarter.

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

Consolidated Results of Operations

	Three months ended September 30			Nine months ended September 30
(Dollar amounts in millions except per share amounts)	2013	Change	2014	2013	Change	2014
Revenues:
Americas Tire
External customers	$618.8	9.5%	$677.4	$1,812.8	1.9%	$1,846.4
Intercompany	14.2	16.2%	16.5	45.7	10.1%	50.3

	633.0	9.6%	693.9	1,858.5	2.1%	1,896.7
International Tire
External customers	213.6	13.6%	242.6	765.4	-0.9%	758.8
Intercompany	50.9	39.1%	70.8	193.3	-1.0%	191.3

	264.5	18.5%	313.4	958.7	-0.9%	950.1
Eliminations	(65.1)	33.9%	(87.2)	(239.0)	1.1%	(241.6)

Net sales	$832.4	10.5%	$920.1	$2,578.2	1.0%	$2,605.2

Segment profit (loss)
Americas Tire	$38.8	94.8%	$75.6	$169.4	23.4%	$209.1
International Tire	3.1	635.5%	22.8	62.3	16.2%	72.4
Eliminations	1.7	-164.7%	(1.1)	2.9	-182.8%	(2.4)
Unallocated corporate charges	(15.7)	-49.7%	(7.9)	(40.9)	-21.3%	(32.2)

Operating profit	27.9	220.4%	89.4	193.7	27.5%	246.9
Interest expense	(6.7)	6.0%	(7.1)	(21.0)	0.0%	(21.0)
Interest income	0.3	0.0%	0.3	0.7	57.1%	1.1
Other income (expense)	(0.3)	333.3%	(1.3)	(0.6)	33.3%	(0.8)

Income before income taxes	21.2	283.5%	81.3	172.8	30.9%	226.2
Income tax expense	17.8	50.0%	26.7	65.1	15.4%	75.1

Net Income	3.4	1505.9%	54.6	107.7	40.3%	151.1
Noncontrolling shareholders’ interests	(3.5)	97.1%	(6.9)	(16.3)	21.5%	(19.8)

Net income (loss) attributable to Cooper Tire & Rubber Company	$(0.1)	n/m	$47.7	$91.4	43.7%	$131.3

Basic earnings per share	$—		$0.79	$1.44		$2.10

Diluted earnings per share	$—		$0.77	$1.42		$2.07

Consolidated net sales for the three-month period ended September 30, 2014 were $920 million, an increase of $88 million from the comparable period one year ago. The increase in net sales for the third quarter of 2014 compared with the third quarter of 2013 was primarily the result of increased unit volumes ($133 million), partially offset by less favorable pricing and mix ($49 million). The third quarter of 2013 included $122 million in reduced unit volumes across both segments associated with the labor issues at CCT. The International Tire Operations segment experienced favorable exchange rates in the third quarter of 2014 ($4 million).

The Company recorded operating profit in the third quarter of 2014 of $89 million, an increase of $61 million compared with the third quarter of 2013. Lower raw material costs ($86 million) were partially offset by unfavorable pricing and mix ($57 million). Unit volumes increased ($25 million) in the third quarter of 2014 compared with the third quarter of 2013, which included $22 million of reduced volume in 2013 as a result of the labor issues at CCT. Products liability charges ($5 million) and selling, general and administrative costs ($3 million) decreased compared with the same period in 2013. In the third quarter of 2013, the Company incurred $5 million of selling, general and administrative costs associated with the then-pending merger agreement which did not recur in 2014. Other operating costs were unfavorable ($3 million) compared with the same period in 2013.

Manufacturing costs were $2 million favorable when compared with the third quarter of 2013. The third quarter of 2013 included $13 million of costs associated with production curtailments in the Americas Tire Operations segment and $7 million in manufacturing inefficiencies in the International Tire Operations segment related to the CCT labor issues. The Americas Tire Operations segment incurred manufacturing inefficiencies in the third quarter of 2014 as it is in the process of reconfiguring its manufacturing plants to increase production of higher value, higher margin tires while reducing the volume of lower value, lower margin tires in response to accelerated demand for the higher value tires. It is expected to take until mid-2015 to better match production mix to demand. Until that is achieved, certain plants in North America will run at a sub-optimal capacity which will affect cost efficiency as it did in the third quarter.

Consolidated net sales for the nine-month period ended September 30, 2014 were $2,605 million, an increase of $27 million from the comparable period one year ago. The increase in net sales for the first nine months of 2014 compared with the first nine months of 2013 was primarily the result of increased unit volumes ($234 million), partially offset by less favorable pricing and mix ($228 million). The third quarter of 2013 included $122 million in reduced unit volumes across both segments associated with the labor issues at CCT. The International Tire Operations segment experienced favorable exchange rates in the first nine months of 2014 ($21 million).

The Company recorded operating profit in the first nine months of 2014 of $247 million, an increase of $53 million compared with the first nine months of 2013. Lower raw material costs ($220 million) were offset by unfavorable pricing and mix ($236 million). Unit volumes increased ($46 million) in the first nine months of 2014 compared with the first nine months of 2013, which included $22 million of reduced volume in 2013 as a result of the labor issues at CCT. Products liability charges ($6 million) and selling, general and administrative costs ($7 million) decreased compared with the same period in 2013. In the first nine months of 2013, the Company incurred $9 million of selling, general and administrative costs associated with the then-pending merger agreement which did not recur in 2014. Other operating costs, including increased distribution costs, were unfavorable ($10 million) compared with the same period in 2013.

Manufacturing costs were $20 million favorable when compared with the first nine months of 2013. The first nine months of 2013 included $23 million of costs associated with production curtailments in the Americas Tire Operations segment and $7 million in manufacturing inefficiencies in the International Tire Operations segment related to the CCT labor issues. The Americas Tire Operations segment incurred manufacturing inefficiencies through the first nine months of 2014 for the reason cited above.

The Company experienced decreases in the costs of certain of its principal raw materials during the first nine months of 2014 compared with the comparable period of 2013. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based. Substantially all U.S. inventories have been valued using the LIFO method of inventory costing which accelerates the impact to cost of goods sold from changes to raw material prices.

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

Products liability expenses totaled $21 million and $26 million in the third quarter of 2014 and 2013, respectively. Products liability expenses totaled $62 million and $68 million in the first nine months of 2014 and 2013, respectively. The change in the liability results from claim settlements and adjustments to existing reserves based on the Company’s quarterly comprehensive review of outstanding claims. Additional information related to the Company’s accounting for products liability costs appears in the Notes to the Condensed Consolidated Financial Statements.

Selling, general, and administrative expenses were $68 million in the third quarter of 2014 (7.4 percent of net sales) and $69 million in the third quarter of 2013 (8.3 percent of net sales). For the nine-month period ended September 30, 2014, selling, general and administrative expenses were $206 million (7.9 percent of net sales) compared to $212 million (8.2 percent of net sales) for the comparable period of 2013. The Company’s continued investment in Cooper brands globally was offset by the absence of expenses relating to the then-pending merger agreement with a wholly-owned subsidiary of Apollo in the third quarter of 2013. The year-to-date decrease in selling, general and administrative expenses is primarily attributable to the absence of Apollo transaction-related costs, partially offset by the Company’s continued investment in Cooper brands globally.

Interest expense, interest income and other income remained consistent for both the three-month and nine-month periods of 2014 and 2013.

For the quarter ended September 30, 2014, the Company recorded income tax expense of $27 million (effective rate of 32.5 percent excluding discrete items) compared with $18 million (effective rate of 44.7 percent excluding discrete items) for the comparable period in 2013. For the nine-month period ended September 30, 2014, the Company recorded income tax expense of $75 million (effective rate of 33.0 percent excluding discrete items) compared with $65 million (effective rate of 32.9 percent excluding discrete items) for the comparable period in 2013. The 2014 quarter and nine-month period income tax expense is calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. This rate differs from the U.S. federal statutory rate of 35 percent primarily because of the projected mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions with no tax benefit due to valuation allowances. Income tax expense for the quarter and nine-month period is higher due primarily to increased earnings in both the U.S. and non-U.S. jurisdictions compared with the same periods of the prior year.

Tax expense for the quarter and nine-month periods ended September 30, 2014 included discrete tax expense of $0.3 million and $0.4 million, respectively. This primarily includes amounts recorded for U.S. return to provision differences and additional expense for uncertain tax positions. Tax expense for both the quarter and nine-month periods ended September 30, 2013 included discrete tax expense of $8 million. This primarily includes amounts recorded for U.S. return to provision differences, the expiration of unused state tax credits, the unfavorable impact on deferred tax assets from a U.K. statutory tax rate reduction and additional expense for uncertain tax positions.

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

Americas Tire Operations Segment

	Three months ended September 30			Nine months ended Septmber 30
(Dollar amounts in millions)	2013	Change	2014	2013	Change	2014
Net sales	$633.0	9.6%	$693.9	$1,858.5	2.1%	$1,896.7
Operating profit	$38.8	94.8%	$75.6	$169.4	23.4%	$209.1
Operating margin	6.1%	4.8 points	10.9%	9.1%	1.9 points	11.0%
United States unit shipments changes:
Passenger tires
Segment		10.5%			6.0%
RMA members		0.2%			1.3%
Total Industry		3.1%			4.5%
Light truck tires
Segment		10.9%			16.8%
RMA members		1.1%			4.2%
Total Industry		0.0%			3.6%
Total light vehicle tires
Segment		10.6%			8.1%
RMA members		0.3%			1.6%
Total Industry		2.7%			4.4%
Total segment unit sales change		11.1%			8.7%

The source of this information is the Rubber Manufacturers Association (“RMA”) and internal sources.

Overview

The North American Tire segment has been renamed the Americas Tire Operations segment to better reflect the Company’s expanding presence in Central and South America. The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment has a joint venture manufacturing operation in Mexico, Corporacion de Occidente SA de CV (“COOCSA”) which supplies passenger car tires to the U.S., Central American and South American markets. The segment also distributes tires for racing, medium truck and motorcycles that are manufactured by the Company’s International Tire Operations segment. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to original equipment manufacturers.

Sales

Net sales of the Americas Tire Operations segment for the third quarter of 2014 increased $61 million, or 9.6 percent, from the third quarter of 2013. The increase in sales was a result of higher unit volumes ($82 million), partially offset by unfavorable pricing and mix ($21 million). The third quarter of 2013 included $29 million in reduced unit volumes associated with the labor issues at CCT. Unit shipments for the segment increased 11.1 percent compared with the third quarter of 2013. In the U.S., the segment’s unit shipments of total light vehicle tires increased 10.6 percent in the third quarter of 2014 compared with the third quarter of 2013. This increase compares with a 0.3 percent increase in total light vehicle shipments experienced by the members of the Rubber Manufacturers Association (“RMA”), and a 2.7 percent increase in total light vehicle shipments experienced for the total industry (which includes an estimate for non-RMA members).

Net sales of the Americas Tire Operations segment for the first nine months of 2014 increased $38 million, or 2.1 percent, from the first nine months of 2013. The increase in sales was a result of higher unit volumes ($173 million), partially offset by unfavorable pricing and mix ($135 million). The first nine months of 2013 included $29 million in reduced unit volumes associated with the labor issues at CCT. Unit shipments for the segment increased 8.7 percent compared with the nine-month period ended September 30, 2013. In the U.S., the segment’s unit shipments of total light vehicle tires increased 8.1 percent in the first nine months of 2014 compared with the comparable period of 2013. This increase compares with a 1.6 percent increase in total light vehicle shipments experienced by the members of the RMA, and a 4.4 percent increase in total light vehicle shipments experienced for the total industry.

Operating Profit

Operating profit for the segment increased $37 million to $76 million in the third quarter of 2014 compared with the third quarter of 2013. Lower raw material costs ($55 million) were partially offset by unfavorable pricing and mix ($27 million). Unit volumes increased ($14 million) in the third quarter of 2014 compared with the third quarter of 2013, which included $6 million of reduced volume as a result of the labor issues at CCT. Products liability charges were lower ($5 million) compared with the same period in 2013. Selling, general and administrative costs increased ($6 million) compared with the third quarter of 2013, primarily as a result of increased investment in the Cooper brand. Other operating costs, including increased distribution costs, were unfavorable ($4 million) compared with the same period in 2013.

Manufacturing costs were comparable to the third quarter of 2013. The third quarter of 2013 included $13 million of costs associated with production curtailments. The segment incurred manufacturing inefficiencies in the third quarter of 2014 related to the ongoing reconfiguration of its plants as discussed above.

The segment recorded operating profit in the first nine months of 2014 of $209 million, an increase of $40 million compared with the first nine months of 2013. Lower raw material costs ($140 million) were offset by unfavorable pricing and mix ($139 million). Unit volumes increased ($33 million) in the first nine months of 2014 compared with the first nine months of 2013, which included $6 million of reduced volume as a result of the labor issues at CCT. Products liability charges were lower ($6 million) compared with the same period in 2013. Selling, general and administrative costs increased ($6 million) compared with the first nine months of 2013, primarily as a result of increased investment in the Cooper brand. Other operating costs, including increased distribution costs, were unfavorable ($11 million) compared with the same period in 2013.

Manufacturing costs were $17 million favorable when compared with the first nine months of 2013. The first nine months of 2013 included $23 million of costs associated with production curtailments. The segment incurred manufacturing inefficiencies through the first nine months of 2014 related to the ongoing reconfiguration of its plants as discussed above.

The segment’s internally calculated raw material index of 194 during the quarter was a decrease of 7.7 percent from the same period of 2013. The raw material index decreased 2.4 percent from the quarter ended June 30, 2014.

International Tire Operations Segment

	Three months ended September 30			Nine months ended September 30
(Dollar amounts in millions)	2013	Change	2014	2013	Change	2014
Net sales	$264.5	18.5%	$313.4	$958.8	-0.9%	$950.2
Operating profit	$3.1	635.5%	$22.8	$62.3	16.2%	$72.4
Operating margin	1.2%	6.1 points	7.3%	6.5%	3.0 points	9.5%
Unit sales change		28.3%			9.2%

Overview

The International Tire Operations segment has affiliated operations in the U.K., the PRC and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. In the PRC, CCT manufactures and markets radial and bias medium truck tires as well as passenger and light truck tires for domestic and global markets. Cooper Kunshan Tire manufactures light vehicle tires and, under an agreement with the government of the PRC, these tires were exported to markets outside of the PRC through 2012. Beginning in 2013, tires produced at the facility have also been sold in the domestic market. The Serbian entity manufactures light vehicle tires primarily for the European markets. The majority of the tires manufactured by the segment are sold in the replacement market, with a relatively small percentage currently sold to OEMs.

Sales

Net sales of the International Tire Operations segment for the third quarter of 2014 increased $49 million, or 18.5 percent from the third quarter of 2013. The increase in sales was a result of higher unit volumes ($90 million), partially offset by unfavorable pricing and mix ($45 million). The segment experienced favorable exchange rates in the third quarter of 2014 ($4 million). The third quarter of 2013 included $116 million in reduced unit volumes associated with the labor issues at CCT.

Net sales of the International Tire Operations segment for the first nine months of 2014 decreased $9 million, or 1.0 percent from the first nine months of 2013. The decrease in sales was a result of unfavorable pricing and mix ($131 million), partially offset by higher unit volumes ($101 million). The segment experienced favorable exchange rates in the first nine months of 2014 ($21 million). The first nine months of 2013 included $116 million in reduced unit volumes associated with the labor issues at CCT.

Operating Profit

Operating profit for the segment increased $20 million to $23 million in the third quarter of 2014 from the third quarter of 2013. Lower raw material costs ($39 million) were partially offset by unfavorable pricing and mix ($35 million). Unit volumes increased ($11 million) in the third quarter of 2014 compared with the third quarter of 2013, which included $15 million of reduced volume as a result of the labor issues at CCT. Manufacturing costs were favorable ($2 million) compared with the third quarter of 2013, which included $7 million in manufacturing inefficiencies related to the CCT labor issues. Selling, general and administrative costs ($1 million) and other operating costs ($2 million) decreased compared with the third quarter of 2013.

The segment recorded operating profit in the first nine months of 2014 of $72 million, an increase of $10 million compared with the first nine months of 2013. Lower raw material costs ($98 million) were offset by unfavorable pricing and mix ($111 million). Unit volumes increased ($13 million) in the first nine months of 2014 compared with the first nine months of 2013, which included $15 million of reduced volume as a result of the labor issues at CCT. Manufacturing costs were favorable ($3 million) compared with the comparable period of 2013, which included $7 million in manufacturing inefficiencies related to the CCT labor issues. Selling, general and administrative costs ($5 million) and other operating costs ($2 million) decreased compared with the first nine months of 2013.

Outlook for Company

The Company expects to determine the long-term ownership of the CCT Joint Venture pursuant to the process set out in the Option Agreement as described above. The Company will continue to pursue its strategic goals for growth, including in China, regardless of changes to the long-term ownership of CCT.

Third quarter raw material costs were down by approximately 2 percent from the second quarter of 2014. Management anticipates fourth quarter raw material costs will be down slightly compared to the third quarter. The long-term raw material outlook is for costs to generally trend higher with periods of volatility.

The Company continues to invest in the business and expects capital expenditures for 2014 to range from $175 million to $185 million.

The Company expects its effective tax rate for 2014 will most likely be between 30 percent and 35 percent.

The Company expects the global tire markets remain highly competitive, with economies in varying stages of recovery or growth. The Company remains confident that its transformed business model and continued solid execution of its strategic plan will position it to perform well in the future. The Company continues to expect to meet or exceed industry unit volume growth in its largest markets this year.

Liquidity and Capital Resources

Generation and uses of cash – Operating activities generated $98 million of cash during the first nine months of 2014 compared with a cash generation of $123 million during the first nine months of 2013. Net income adjusted for non-cash charges provided $220 million and $238 million during the first nine months of 2013 and 2014, respectively. Changes in operating assets and liabilities consumed $97 million and $140 million during the first nine months of 2013 and 2014, respectively. The labor disruptions at CCT in 2013 impacted inventory and accounts payable balances. During 2014, these balances have returned to more normal levels. The increase in accounts and notes receivable is the result of strong third quarter 2014 sales, the offering of extended terms to some customers and the change in payment pattern of one large customer.

Net cash used in investing activities during the first nine months of 2013 and 2014 reflect capital expenditures of $135 million and $112 million, respectively.

During the first nine months of 2013, the Company’s subsidiaries repaid $7 million of short-term notes and during the first nine months of 2014, the Company’s subsidiaries issued $13 million of short-term notes. During the third quarter of 2014, the Company also borrowed $150 million on its domestic credit lines to partially fund the Accelerated Share Repurchase program. In both 2013 and 2014, the Company’s subsidiaries borrowed additional funds using long-term debt and repaid $19 million and $13 million of maturing long-term debt, respectively.

Dividends paid on the Company’s common shares during the first nine months of 2013 and 2014 were $20 million and $19 million, respectively. During the first nine months of 2013 and 2014, the Company paid $10 million and $3 million in dividends to noncontrolling shareholders, respectively.

Available cash, credit facilities and contractual commitments – At September 30, 2014, the Company had cash and cash equivalents of $336 million.

Domestically, the Company has a revolving credit facility with a consortium of four banks that provides up to $200 million based on available collateral and expires in July 2016. The Company also has an accounts receivable securitization facility with a $175 million limit with a June 2015 maturity. These credit facilities have no significant financial covenants until available credit is less than specified amounts. During the third quarter, the Company borrowed $150 million on these credit lines to partially fund the Accelerated Share Repurchase program. The Company’s additional borrowing capacity based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at September 30, 2014 was $131 million.

The Company’s affiliated operations in Asia have renewable credit lines that provide up to $219 million of borrowings and do not contain significant financial covenants. The additional borrowing capacity on the Asian credit lines totaled $156 million at September 30, 2014.

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

The Company expects capital expenditures for 2014 to be in the $175 to $185 million range.

The following table summarizes long-term debt at September 30, 2014:

Parent company
8% unsecured notes due December 2019	$173.6
7.625% unsecured notes due March 2027	116.9
Capitalized leases and other	8.1

298.6
Consolidated Subsidiaries
4.269% unsecured notes due in 2014	4.9
4.274% to 4.70% unsecured notes due in 2015	8.4
4.00% to 6.15% unsecured notes due in 2016	13.3
4.40% to 6.15% unsecured notes due in 2017	12.7
5.46% and 5.63% secured notes due in 2016	3.2

42.5

Total debt	341.1
Less current maturities	15.6

$325.5

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

It is possible that actual results may differ materially from those projections or expectations due to a variety of factors, including but not limited to:

•	volatility in raw material and energy prices, including those of rubber, steel, petroleum based products and natural gas and the unavailability of such raw materials or energy sources;

•	the failure of the Company’s suppliers to timely deliver products in accordance with contract specifications;

•	changes in economic and business conditions in the world;

•	failure to implement information technologies or related systems, including failure by the Company to successfully implement an ERP system;

•	increased competitive activity including actions by larger competitors or lower-cost producers;

•	the failure to achieve expected sales levels;

•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons;

•	the ultimate outcome of litigation brought against the Company, including stockholders lawsuits relating to the Apollo merger as well as products liability claims, in each case which could result in commitment of significant resources and time to defend and possible material damages against the Company or other unfavorable outcomes;

•	changes to tariffs or the imposition of new tariffs or trade restrictions;

•	changes in pension expense and/or funding resulting from investment performance of the Company’s pension plan assets and changes in discount rate, salary increase rate, and expected return on plan assets assumptions, or changes to related accounting regulations;

•	government regulatory and legislative initiatives including environmental and healthcare matters;

•	volatility in the capital and financial markets or changes to the credit markets and/or access to those markets;

•	changes in interest or foreign exchange rates;

•	an adverse change in the Company’s credit ratings, which could increase borrowing costs and/or hamper access to the credit markets;

•	the risks associated with doing business outside of the United States;

•	the failure to develop technologies, processes or products needed to support consumer demand;

•	technology advancements;

•	the inability to recover the costs to develop and test new products or processes;

•	a disruption in, or failure of, the Company’s information technology systems, including those related to cyber security, could adversely affect the Company’s business operations and financial performance;

•	the impact of labor problems, including labor disruptions at the Company, its joint ventures, including CCT, or at one or more of its large customers or suppliers;

•	failure to attract or retain key personnel;

•	consolidation among the Company’s competitors or customers;

•	inaccurate assumptions used in developing the Company’s strategic plan or operating plans or the inability or failure to successfully implement such plans;

•	failure to successfully integrate acquisitions into operations or their related financings may impact liquidity and capital resources;

•	the ability to sustain operations at CCT, including obtaining financial and other operational data of CCT;

•	changes in the Company’s relationship with its joint-venture partners, or changes in the ownership structure of its joint ventures, including changes resulting from the previously announced agreements between the Company and the CCT joint-venture partner, and any changes with respect to CCT’s production of Cooper-branded products;

•	uncertainties associated with any proposed acquisition of the Company’s interest in CCT by its joint-venture partner, including uncertainties relating to the anticipated timing of filings and approvals relating to the transaction, the expected timing of completion of the transaction and the ability to complete the transaction;

•	in the event the acquisition of the Company’s interest in CCT by its joint-venture partner is completed, the ability to find an alternative source for products supplied by CCT;

•	the inability to obtain and maintain price increases to offset higher production or material costs;

•	inability to adequately protect the Company’s intellectual property rights;

•	inability to use deferred tax assets; and

•	the ultimate outcome of legal actions brought by the Company against wholly-owned subsidiaries of Apollo Tyres Ltd.

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

There have been no material changes in market risk at September 30, 2014, from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013.

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

The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of September 30, 2014 (“Evaluation Date”). Based on its initial evaluation, the Company’s CEO and CFO concluded that its disclosure controls and procedures were effective as of the Evaluation Date.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at September 30, 2014. In the future, such costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

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

On October 4, 2013, the Company filed a complaint in the Court of Chancery of the State of Delaware, captioned Cooper Tire Co. v. Apollo (Mauritius) Holdings Pvt. Ltd., et al., No. 8980- VCG, asking that the Apollo entities be required to use their reasonable efforts to close the then pending merger transaction as expeditiously as possible and also seeking, among other things, declaratory relief and damages. On October 14, 2013, the Apollo entities filed counterclaims against the Company seeking declaratory and injunctive relief.

On November 8, 2013, after expedited proceedings, the court found that the Apollo entities had not materially breached the merger agreement. On December 19, 2013, the Apollo entities moved for an entry of declaratory judgment seeking a declaration that the conditions to closing the then pending transaction were not satisfied before the November 2013 trial. On December 30, 2013, the Company terminated the merger agreement with the Apollo entities, and requested payment of the reverse termination fee, which the Apollo entities have refused to do. On October 31, 2014, the court granted Apollo’s motion for declaratory judgment.

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

Federal Securities Litigation

On January 17, 2014 alleged stockholders of the Company filed a putative class-action lawsuit against the Company and certain of its officers in the United States District Court for the District of Delaware relating to the terminated Apollo transaction. That lawsuit, captioned OFI Risk Arbitrages, et al. v. Cooper Tire & Rubber Co., et al., No. 1:14-cv-00068-LPS, generally alleges that the Company and certain officers violated the federal securities laws by issuing allegedly misleading disclosures in connection with the terminated transaction and seeks, among other things, damages. The Company and its officers believe that the allegations against them lack merit and intend to defend the lawsuit vigorously.

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

Stockholder Derivative Litigation

On February 24, March 6, and April 17, 2014, purported stockholders of the Company filed derivative actions on behalf of the Company in the U.S. District Court for the Northern District of Ohio and the U.S. District Court for the District of Delaware against certain current officers and employees and the then current members of the Company’s board of directors; the Ohio lawsuits were later consolidated into a single proceeding and were subsequently transferred to the U.S. District Court for the District of Delaware. The Company is named as a nominal defendant in the lawsuits, and the lawsuits seek recovery for the benefit of the Company. The lawsuits, captioned Bui, et al. v. Armes, et al., No.1:14-cv-1272 (D. Del.) and Fitzgerald v. Armes, et al., No. 1:14-cv-479 (D. Del.), allege that the defendants breached their fiduciary duties to the Company by issuing allegedly misleading disclosures in connection with the terminated merger transaction. The lawsuits also allege that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 by means of the same allegedly misleading disclosures. The complaints also variously assert claims for waste of corporate assets, unjust enrichment, “gross mismanagement” and “abuse of control.” The complaints seek, among other things, unspecified money damages from the defendants, injunctive relief and an award of attorney’s fees. A purported shareholder of the Company has also submitted a demand to the Company’s board of directors that it cause the Company to bring claims against certain of the Company’s officers and directors for the matters alleged in the shareholder derivative lawsuits.

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

In January 2014, the Company entered into an agreement (the “CCT Agreement”) with Chengshan Group Company Ltd. (“Chengshan”) and The Union of Cooper Chengshan (Shandong) Tire Company Co., Ltd. (the “Union”) regarding CCT that provides, among other matters, that the Union and Chengshan will provide support to return CCT to normal operations. In addition, the CCT Agreement provides Chengshan a limited contractual right to either (i) purchase the Company’s equity interest in CCT or (ii) sell its equity interest in CCT to the Company. Chengshan has notified the Company of its intent to exercise its call option under the CCT Agreement. There can be no assurance that this transaction will be completed. The uncertainty regarding the ultimate ownership of CCT could have an adverse impact on our business and our strategic growth plans. In addition, the sale of the Company’s equity interests in CCT to Chengshan could have an adverse impact on the Company’s business, strategic growth plans, financial position, cash flows and results of operations. In addition, such sale, and any changes with respect to CCT’s production of Cooper-branded products, could require the Company to find an alternative source for CCT-produced tires and there can be no assurance that the Company will be able to do so in a timely manner.

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

Antidumping and countervailing duty investigations into certain passenger car and light truck tires imported from the PRC into the United States were initiated on July 14, 2014. It is too early to determine the outcome of these investigations and what impact, if any, they will have on the Company.

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

The Company periodically requires access to the capital and financial markets as a significant source of liquidity for maturing debt payments or working capital needs that it cannot satisfy by cash on hand or operating cash flows. Substantial volatility in world capital markets and the banking industry may make it difficult for the Company to access credit markets and to obtain financing or refinancing, as the case may be, on satisfactory terms or at all. In addition, various additional factors, including a deterioration of the Company’s credit ratings or its business or financial condition, could further impair its access to the capital markets. Additionally, any inability to access the capital markets, including the ability to refinance existing debt when due, could require the Company to defer critical capital expenditures, reduce or not pay dividends, reduce spending in areas of strategic importance, sell important assets or, in extreme cases, seek protection from creditors. See also related comments under “There are risks associated with the Company’s global strategy which includes using joint ventures and partially-owned subsidiaries.”

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

ITEM 2 –	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth a summary of the Company’s purchases during the quarter ended September 30, 2014 of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

			Total Number of	Maximum Dollar
		Average	Shares Purchased as	Value of Shares that
	Total Number	Price	Part of Public	May Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share (1)	or Programs (2)	Programs (2)(3)
July 1, 2014 through July 31, 2014	—	$—	—	$—
August 1, 2014 through August 31, 2014	5,567,154	$—	5,567,154	$40,000,000
September 1, 2014 through September 30, 2014	—	$—	—	$40,000,000

Total	5,567,154		5,567,154

(1)	The average purchase price of common stock purchases pursuant to the ASR program described below will not be determinable until the conclusion of the ASR program.
(2)	Refer to Note 3 of Notes to Condensed Consolidated Financial Statements for information regarding the ASR.
(3)	On August 6, 2014, the Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding common stock pursuant to an accelerated share repurchase program. In August 2014, the Company paid $200 million under the ASR Agreement and received an initial delivery of 5,567,154 shares of its common stock, representing approximately 80 percent of the shares expected to be repurchased in connection with the transaction. The repurchases under the ASR Agreement are expected to be completed no later than February 13, 2015. Shares purchased pursuant to the ASR Agreement are presented in the above table in the periods in which they were received. The original $200 million was reduced by $160 million representing the approximately 80 percent of the shares to be repurchased that have been delivered to the Company.

Item 6.	EXHIBITS

(a) Exhibits

(10.1)	Option Agreement dated August 14, 2014, by and among Cooper Tire Investment Holding (Barbados) Ltd., Chengshan Group Company Ltd., the Company and Prairie Investment Limited.

(31.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER TIRE & RUBBER COMPANY

/s/ B. E. Hughes
B. E. Hughes
Senior Vice President And Chief Financial Officer (Principal Financial Officer)

/s/ R. W. Huber
R. W. Huber
Director of External Reporting (Principal Accounting Officer)

November 7, 2014

(Date)