Form 10-K
period 2014-12-31
COOPER TIRE & RUBBER CO
filed 2015-02-23
CIK 24491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2014 was $1,829,259,610.

The number of shares outstanding of the registrant’s common stock as of February 19, 2015 was 57,389,702.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information from the registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders will be herein incorporated by reference into Part III, Items 10 – 14, of this report.

COOPER TIRE & RUBBER COMPANY – FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

PART I

Item 1.	BUSINESS

Cooper Tire & Rubber Company with its subsidiaries (“Cooper” or the “Company”) is a leading manufacturer and marketer of replacement tires. It is the fourth largest tire manufacturer in North America and, according to a recognized trade source, the Cooper family of companies is the twelfth largest tire company in the world based on sales. Cooper specializes in the design, manufacture, marketing and sales of passenger car and light truck tires. Cooper and its subsidiaries also sell medium truck, motorcycle and racing tires.

The Company is organized into two separate, reportable business segments: Americas Tire Operations and International Tire Operations. Each segment is managed separately. Additional information on the Company’s segments, including their financial results, total assets, products, markets and presence in particular geographic areas, appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Business Segments” note to the consolidated financial statements.

Cooper Tire & Rubber Company was incorporated in the state of Delaware in 1930 as the successor to a business originally founded in 1914. Based in Findlay, Ohio, Cooper and its family of companies currently operate 8 manufacturing facilities and 21 distribution centers in 11 countries. As of December 31, 2014, it employed 8,881 persons worldwide.

Business Segments

Americas Tire Operations Segment

The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the United States (“U.S.”) replacement market. The segment also distributes tires for racing, medium truck and motorcycles. The racing and motorcycle tires are manufactured in the Company’s International Tire Operations segment and by others. The medium truck tires are sourced through an off-take agreement subsequent to the Company’s sale of its ownership interest in its former Cooper Chengshan (Shandong) Tire Company Ltd., joint venture, which is now known as Prinx Chengshan Tire (“CCT”). Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to original equipment manufacturers (“OEMS”).

The segment operates in a highly competitive industry, which includes Bridgestone Corporation, Goodyear Tire & Rubber Company and Groupe Michelin. These competitors are substantially larger than the Company and serve OEMs as well as the replacement tire market. The segment also faces competition from low-cost producers in Asia, Mexico, South America and Central Europe. Some of those producers are foreign affiliates of the segment’s competitors in North America. The segment had a market share in 2014 of approximately 12 percent of all light vehicle replacement tire sales in the U.S. The segment also participates in the U.S. medium truck replacement market. In addition to manufacturing tires in the U.S., the segment has a joint venture manufacturing operation in Mexico, Corporacion de Occidente SA de CV (“COOCSA”). A portion of the products manufactured by the segment are exported throughout the world.

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

Customers generally place orders on a month-to-month basis and the segment adjusts production and inventory to meet those orders which results in varying backlogs of orders at different times of the year. Tire sales are subject to a seasonal demand pattern. This usually results in the sales volumes being strongest in the third and fourth quarters and weaker in the first and second quarters.

International Tire Operations Segment

The International Tire Operations segment has manufacturing operations in the United Kingdom (“U.K.”), the Republic of Serbia (“Serbia”) and the People’s Republic of China (“PRC”). The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for the global market. On January 17, 2012, the segment acquired certain assets of a light vehicle tire manufacturing facility in Serbia. This entity manufactures light vehicle tires for the European markets. The segment’s Cooper Kunshan entity in the PRC currently manufactures light vehicle tires. Under an agreement with the government of the PRC, all of the tires produced at this facility through 2012 had been exported. Beginning in 2013, tires produced at this facility have also been sold in the domestic market. The segment also had a joint venture in the PRC, CCT, which manufactured and marketed radial and bias medium truck tires as well as passenger and light truck tires for the global market. The Company sold its ownership interest in this joint venture in November 2014 and signed off-take agreements under which CCT will continue to produce Cooper-branded products, including medium truck tires, through mid-2018. A small percentage of the tires manufactured by the segment are sold to OEMs.

The segment has also established sales, marketing, distribution and research and development capabilities to support the Company’s objectives.

As in the Americas, the segment operates in a highly competitive industry, which includes Bridgestone Corporation, Goodyear Tire & Rubber Company and Groupe Michelin. These competitors are substantially larger than the Company and serve OEMs as well as the replacement tire market. The segment also faces competition from low-cost producers in certain markets.

Raw Materials

The Company’s principal raw materials include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. The Company acquires its raw materials from various sources around the world to assure continuing supplies for its manufacturing operations and mitigate the risk of potential supply disruptions.

During 2014, the Company experienced lower raw material costs compared with 2013. The pricing volatility of natural rubber and certain other raw materials contributes to the difficulty in accurately predicting and managing these costs.

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

Working Capital

The Company’s working capital consists mainly of inventory, accounts receivable and accounts payable. These working capital accounts are closely managed by the Company. Inventory balances are primarily valued at a last-in, first-out (“LIFO”) basis in the Americas Tire Operations segment and under the first-in, first-out (“FIFO”) or average cost method for entities in the International Tire Operations segment. Inventories turn regularly, but balances typically increase during the first half of the year before declining as a result of increased sales in the second half. The Company’s inventory levels are kept within the targeted range to meet projected demand. The mix of inventory is critical to inventory turnover and meeting customer demand. Accounts receivable and accounts payable are also affected by this business cycle, typically requiring the Company to have greater working capital needs during the second and third quarters. The Company engages in a rigorous credit analysis of its customers and monitors their financial positions. The Company offers incentives to certain customers to encourage the payment of account balances prior to their scheduled due dates.

At December 31, 2014, the Company held cash and cash equivalents of $552 million.

Research, Development and Product Improvement

The Company directs its research activities toward product development, performance and operating efficiency. The Company conducts extensive testing of current tire lines, as well as new concepts in tire design, construction and materials. During 2014, approximately 101 million miles of tests were performed on indoor test wheels and in monitored road tests. The Company has a tire and vehicle test track in Texas that assists with the Company’s testing activities. Uniformity equipment is used to physically monitor manufactured tires for high standards of ride quality. The Company continues to design and develop specialized equipment to fit the precise needs of its manufacturing and quality control requirements. Research and development expenditures were $50.8 million, $51.1 million and $56.8 million during 2012, 2013 and 2014, respectively.

Patents, Intellectual Property and Trademarks

The Company owns and/or has licenses to use patents and intellectual property covering various aspects in the design and manufacture of its products and processes and equipment for the manufacture of its products. While the Company believes these assets as a group are of material importance, it does not consider any one asset or group of these assets to be of such importance that the loss or expiration thereof would materially affect its business.

The Company owns and uses tradenames and trademarks worldwide. While the Company believes such tradenames and trademarks as a group are of material importance, the trademarks the Company considers most significant to its business are those using the words “Cooper,” “Mastercraft” and “Avon.” The Company believes all of these significant trademarks are valid and will have unlimited duration as long as they are adequately protected and appropriately used. Certain other tradenames and trademarks are being amortized over the next four to fourteen years.

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

The Company’s manufacturing facilities, like those of the industry generally, are subject to numerous laws and regulations designed to protect the environment. In general, the Company has not experienced difficulty in complying with these requirements and believes they have not had a material adverse effect on its financial condition or the results of its operations. The Company expects additional requirements with respect to environmental matters will be imposed in the future. The Company’s 2014 expense and capital expenditures for environmental matters at its facilities were not material, nor is it expected that expenditures in 2015 for such uses will be material.

Foreign Operations

The Company has a manufacturing facility, a technical center, a distribution center and its European headquarters office located in the U.K. There are seven distribution centers and six sales offices in Europe. The Company has a manufacturing facility in Serbia. The Company has a manufacturing facility, two distribution centers, a technical center, a sales office and an administrative office in the PRC. The Company also has a purchasing office in Singapore. In Mexico, the Company has a joint venture manufacturing facility, a sales office and a distribution center.

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

The pricing volatility for natural rubber, petroleum-based materials and other raw materials contributes to the difficulty in managing the costs of raw materials. Costs for certain raw materials used in the Company’s operations, including natural rubber, chemicals, carbon black, steel reinforcements and synthetic rubber remain highly volatile. Increasing costs for raw material supplies will increase the Company’s production costs and affect its margins if the Company is unable to pass the higher production costs on to its customers in the form of price increases. Decreasing costs for raw materials could also affect margins if the Company is unable to maintain its pricing structure by offering price reductions to remain competitive. Further, if the Company is unable to obtain adequate supplies of raw materials in a timely manner for any reason, its operations could be interrupted or otherwise adversely affected.

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

The Company’s ability to competitively source and sell tires can be significantly impacted by changes in tariffs imposed by various governments. Other effects, including impacts on the price of tires, responsive actions from other governments and the opportunity for competitors to establish a presence in markets where the Company participates, could also have significant impacts on the Company’s results.

Antidumping and countervailing duty investigations into certain passenger car and light truck tires imported from the PRC into the United States were initiated on July 14, 2014. The preliminary determinations announced in both investigations were affirmative and resulted in the imposition of additional duties from each. It is too early to determine the ultimate outcome of these investigations and what impact they will have on the Company. Final determinations in these investigations are expected during the third quarter of 2015.

The Company is facing supply risks related to certain tires it purchases from CCT.

In 2014, the Company sold its ownership interest in CCT and entered into off-take agreements with CCT to provide the continuous supply of certain CCT-produced tires for the Company. If there are any disruptions in or quality issues with the supply of Cooper-branded products, it could have a material negative impact on the Company’s business. In addition, the Company could be required to find an alternative source for CCT-produced tires and there can be no assurance that the Company will be able to do so in a timely manner. CCT is currently the sole supplier of medium truck tires for the Company

The Company may fail to successfully develop or implement information technologies or related systems, resulting in a significant competitive disadvantage.

Successfully competing in the highly competitive tire industry can be impacted by the successful development of information technology. If the Company fails to successfully implement information technology systems, it may be at a disadvantage to its competitors resulting in lost sales and negative impacts on the Company’s earnings.

The Company has implemented an Enterprise Resource Planning (“ERP”) system in the United States and is continuing to implement the system globally, which will require significant amounts of capital and human resources to deploy. These requirements may exceed the Company’s projections. If for any reason this implementation is not successful, the Company could be required to expense rather than capitalize related amounts. Throughout implementation of the system there are also risks created to the Company’s ability to successfully and efficiently operate.

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

The Company provides defined benefit and hybrid pension plan coverage to union and non-union U.S. employees and a contributory defined benefit plan in the U.K. The Company’s pension expense and its required contributions to its pension plans are directly affected by the value of plan assets, the projected and actual rates of return on plan assets and the actuarial assumptions the Company uses to measure its defined benefit pension plan obligations, including the discount rate at which future projected and accumulated pension obligations are discounted to a present value and the inflation rate. The Company could experience increased pension expense due to a combination of factors, including the decreased investment performance of its pension plan assets, decreases in the discount rate, changes in its assumptions relating to the expected return on plan assets and updates to mortality tables. The Company could also experience increased other postretirement expense due to decreases in the discount rate, increases in the health care trend rate and changes in the health care environment.

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

The Company has affiliate, subsidiary and joint venture operations worldwide, including in the U.S., the U.K., Europe, Mexico and the PRC. The Company has one manufacturing entity, Cooper Kunshan, in the PRC. The Company also is the majority owner of COOCSA, a manufacturing entity in Mexico, and has established an operation in Serbia. In 2014, the Company sold its ownership interest in CCT and entered into off-take agreements with CCT to continue supplying tires to the Company. CCT is currently the sole supplier of medium truck tires for the Company. There are a number of risks in doing business abroad, including political and economic uncertainty, social unrest, sudden changes in laws and regulations, shortages of trained labor and the uncertainties associated with entering into joint ventures or similar arrangements in foreign countries. These risks may impact the Company’s ability to expand its operations in different regions and otherwise achieve its objectives relating to its foreign operations, including utilizing these locations as suppliers to other markets. In addition, compliance with multiple and potentially conflicting foreign laws and regulations, import and export limitations and exchange controls is burdensome and expensive. The Company’s foreign operations also subject it to the risks of international terrorism and hostilities and to foreign currency risks, including exchange rate fluctuations and limits on the repatriation of funds.

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

Any interruption in the Company’s skilled workforce, or that of its suppliers or customers, including labor disruptions, could impair its operations and harm its earnings and results of operations.

The Company’s operations depend on maintaining a skilled workforce and any interruption of its workforce due to shortages of skilled technical, production or professional workers, work disruptions, or other events could interrupt the Company’s operations and affect its operating results. Further, a significant number of the Company’s employees are currently represented by unions. If the Company is unable to resolve any labor disputes or if there are work stoppages or other work disruptions at the Company or any of its suppliers or customers, the Company’s business and operating results could suffer. See also related comments under “The Company is facing supply risks related to certain tires it purchases from CCT.”

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

The Company faces both general industry and company-specific challenges. These include volatile raw material costs, increasing product complexity and pressure from competitors with greater resources or manufacturing in lower-cost regions. To address these challenges and position the Company for future success, the Company continues to execute towards strategic imperatives outlined in its Strategic Plan. The three strategic imperatives are building a sustainable cost competitive position, driving top-line profitable growth and building organizational capabilities and enablers to support strategic goals.

The Company continually reviews and updates its business plans to achieve these imperatives. If the assumptions used in developing the Company’s business plans vary significantly from actual conditions, the Company’s sales, margins and profitability could be harmed. If the Company is unsuccessful in implementing the tactics necessary to execute its business plans it may not be able to achieve or sustain future profitability, which could impair its ability to meet debt and other obligations and could otherwise negatively affect its operating results, financial condition and liquidity.

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

In addition, the Company’s business plans call for growth, particularly in Asia. If the Company is unable to identify or execute on appropriate opportunities for acquisition, investment or growth, its business could be materially adversely affected.

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

The Company has been and may continue to be impacted by currency fluctuations, which may reduce reported results for our international operations and otherwise adversely affect our business.

Because the Company conducts transactions in various non-U.S. currencies, including the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish kronar, Mexican peso and Chinese yuan, fluctuations in foreign currency exchange rates may impact the Company’s financial condition, results of operations and cash flows. Our operating results are subject to the effects of fluctuations in the value of these currencies and fluctuations in the related currency exchange rates. As a result, the Company’s sales have historically been affected by, and may continue to be affected by, these fluctuations. Exchange rate movements between currencies in which the Company sells its products have been affected by and may continue to result in exchange losses that could materially affect results. During times of strength of the U.S. dollar, the reported revenues of the Company’s international operations will be reduced because local currencies will translate into fewer dollars. In addition, a strong U.S. dollar may increase the competitiveness of competitors based outside of the United States. As a result, continued strengthening of the U.S. dollar may have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

The Company may not be able to protect its intellectual property rights adequately.

The Company’s success depends in part upon its ability to use and protect its proprietary technology and other intellectual property, which generally covers various aspects in the design and manufacture of its products and processes. The Company owns and uses tradenames and trademarks worldwide. The Company relies upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements and patent, copyright and trademark laws to protect its intellectual property rights. The steps the Company takes in this regard may not be adequate to prevent or deter challenges, reverse engineering or infringement or other violations of its intellectual property, and the Company may not be able to detect unauthorized use or take appropriate and timely steps to enforce its intellectual property rights. In addition, the laws of some countries may not protect and enforce the Company’s intellectual property rights to the same extent as the laws of the U.S. Further, while the Company believes it has rights to use all intellectual property in the Company’s use, if the Company is found to infringe on the rights of others it could be adversely impacted.

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

As shown in the following table, at December 31, 2014, the Company maintained 51 manufacturing, distribution, retail stores and office facilities worldwide. The Company owns a majority of the manufacturing facilities while some manufacturing, distribution and office facilities are leased.

	Americas Tire Operations			International Tire Operations
Type of Facility	United States	Mexico		Europe	Asia	Total
Manufacturing	4	1	*	2	1	8
Distribution	10	1		8	2	21
Retail Stores	3	—		—	—	3
Technical centers and offices	6	1		8	4	19

Total	23	3		18	7	51

*	This includes a manufacturing facility that is a joint venture.

The Company believes its properties have been adequately maintained, generally are in good condition and are suitable and adequate to meet the demands of each segment’s business.

Item 3.	LEGAL PROCEEDINGS

The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are products liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at December 31, 2014. In the future, such costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

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

On October 31, 2014, the court granted Apollo’s motion for declaratory judgment that the conditions to closing the then pending transaction were not satisfied before the November 2013 trial. On November 26, 2014, the Company appealed the Chancery Court’s decision to the Delaware Supreme Court. On December 3, 2014, the parties reached an agreement to dismiss the appeal and the underlying action, acknowledge the termination of the Merger Agreement, and to release all claims relating to the Merger Agreement, subject to the dismissal of the action. On December 17, 2014, the Company dismissed the appeal and the parties filed a stipulation of dismissal of the underlying action.

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

Stockholder Derivative Litigation

On February 24, March 6, and April 17, 2014, purported stockholders of the Company filed derivative actions on behalf of the Company in the U.S. District Court for the Northern District of Ohio and the U.S. District Court for the District of Delaware against certain current officers and employees and the then current members of the Company’s board of directors. The lawsuits have been transferred to the U.S. District Court for the District of Delaware and consolidated under the caption Fitzgerald v. Armes, et al., No. 1:14-cv-479 (D. Del.). The Company is named as a nominal defendant in the lawsuits, and the lawsuits seek recovery for the benefit of the Company. The plaintiffs allege that the defendants breached their fiduciary duties to the Company by issuing allegedly misleading disclosures in connection with the terminated merger transaction and that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 by means of the same allegedly misleading disclosures. The plaintiffs also assert claims for waste of corporate assets, unjust enrichment, “gross mismanagement” and “abuse of control.” The complaints seek, among other things, unspecified money damages from the defendants, injunctive relief and an award of attorney’s fees. A purported shareholder of the Company has also submitted a demand to the Company’s board of directors that it cause the Company to bring claims against certain of the Company’s officers and directors for the matters alleged in the shareholder derivative lawsuits.

The Company regularly reviews the probable outcome of such legal proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage, and accrues for such legal proceedings at the time a loss is probable and the amount of the loss can be estimated.

These cases do not assert claims against the Company. The outcome of these pending proceedings cannot be predicted with certainty and an estimate of any loss cannot be made at this time. The Company believes that based upon information currently available, any liabilities that may result from these proceedings are not reasonably likely to have a material adverse effect on the Company’s liquidity, financial condition or results of operations.

Item 4.	RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and all positions and offices held by all executive officers of the Company are as follows:

Name	Age	Executive Office Held	Business Experience

Roy V. Armes	62	Chairman of the Board, Chief Executive Officer, President and Director	Chairman of the Board since December 2007, Chief Executive Officer, President and Director since January 2007.

Brenda S. Harmon	63	Senior Vice President and Chief Human Resources Officer	Senior Vice President, Chief Human Resources Officer since December 2009. Previously Owner of Harmon Consulting Services since November 2008.

Bradley E. Hughes	53	Senior Vice President and Chief Operating Officer	Senior Vice President and Chief Operating Officer since January 2015. Senior Vice President and President-International Tire Operations from July 2014 to January 2015. Senior Vice President and Chief Financial Officer from September 2014 to December 2014. Senior Vice President, Chief Financial Officer and Treasurer from July 2014 to September 2014. Vice President, Chief Financial Officer and Treasurer from November 2013 to July 2014. Vice President and Chief Financial Officer from November 2009 to November 2013.

Ginger M. Jones	50	Vice President and Chief Financial Officer	Vice President and Chief Financial Officer since December 2014. Previously Senior Vice President and Chief Financial Officer of Plexus Corporation, an electronics manufacturing services company, from 2011 to May 2014; Vice President and Chief Finance Officer from 2007 to 2011.

Stephen Zamansky	44	Senior Vice President, General Counsel and Secretary	Senior Vice President, General Counsel and Secretary since July 2014. Vice President, General Counsel and Secretary from April 2011 to July 2014. Previously Senior Vice President, General Counsel & Secretary of Trinity Coal Corporation, a privately held mining company, from 2008 to March 2011. Trinity was acquired by the Essar Group in 2010 and commenced bankruptcy proceedings in March 2013.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market information

Cooper Tire & Rubber Company common stock is traded on the New York Stock Exchange under the symbol CTB. The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

Year Ended December 31, 2013	High	Low

First Quarter	$28.24	$24.09
Second Quarter	34.79	23.04
Third Quarter	33.26	28.61
Fourth Quarter	31.49	20.55

Year Ended December 31, 2014	High	Low

First Quarter	$26.74	$21.95
Second Quarter	30.10	23.40
Third Quarter	31.34	27.50
Fourth Quarter	35.31	27.24

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

The following chart assumes three hypothetical $100 investments on December 31, 2009, and shows the cumulative values at the end of each succeeding year resulting from appreciation or depreciation in the stock market price, assuming dividend reinvestment.

Total Return To Shareholders

(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE
	Years Ending
Company / Index	Dec 10	Dec 11	Dec 12	Dec 13	Dec 14
Cooper Tire & Rubber Company	20.34	-39.09	85.24	-3.70	46.24
S&P 500 Index	15.06	2.11	16.00	32.39	13.69
S&P 500 Auto Parts & Equipment	42.78	-17.74	4.45	64.76	3.68

	Base Period Dec 09	INDEXED RETURNS Years Ending
Company / Index		Dec 10	Dec 11	Dec 12	Dec 13	Dec 14
Cooper Tire & Rubber Company	100	120.34	73.30	135.77	130.76	191.22
S&P 500 Index	100	115.06	117.49	136.30	180.44	205.14
S&P 500 Auto Parts & Equipment	100	142.78	117.46	122.68	202.13	209.56

(b)	Holders

The number of holders of record at December 31, 2014 was 2,004.

(c)	Dividends

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

	2013		2014
March 29	$0.105	March 28	$0.105
June 28	0.105	June 27	0.105
September 30	0.105	September 26	0.105
December 31	0.105	December 30	0.105

Total:	$0.420	Total:	$0.420

(d)	Issuer purchases of equity securities

The following table sets forth a summary of the Company’s purchases during the quarter ended December 31, 2014 of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Public Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
October 1, 2014 through October 31, 2014	—	$—	—	$40,000,000
November 1, 2014 through November 30, 2014	—	$—	—	$40,000,000
December 1, 2014 through December 31, 2014	—	$—	—	$40,000,000

Total	—		—

(1)	Refer to Note 14 of Notes to Condensed Consolidated Financial Statements for information regarding the Accelerated Share Repurchase program (“the ASR program”).
(2)	On August 6, 2014, the Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding common stock pursuant to an accelerated share repurchase program. In August 2014, the Company paid $200 million under the ASR program and received an initial delivery of 5,567,154 shares of its common stock, representing approximately 80 percent of the shares expected to be repurchased in connection with the transaction. On February 13, 2015, the Company completed its ASR program. The Company received 784,694 shares of its common stock from the ASR counterparty upon completion of the program. Shares purchased pursuant to the ASR program are presented in the above table in the periods in which they were received. The original $200 million was reduced by $160 million representing the approximately 80 percent of the shares to be repurchased that have been delivered to the Company as of December 31, 2014.

Item 6.	SELECTED FINANCIAL DATA

(Dollar amounts in thousands except for per share amounts)
	Net Sales	Operating Profit	Income from Continuing Operations Before Income taxes	Net Income from Continuing Operations available to Cooper Tire & Rubber Company common stockholders	Earnings Per Share from Continuing Operations available to Cooper Tire & Rubber Company common stockholders
					Basic	Diluted

2010 (a)	3,342,708	188,374	159,826	116,331	1.90	1.86
2011 (b)	3,907,820	163,301	134,146	253,503	4.08	4.02
2012	4,200,836	396,962	368,450	220,371	3.52	3.49
2013	3,439,233	240,714	212,971	111,013	1.75	1.73
2014 (c)	3,424,809	300,458	348,519	213,578	3.48	3.42

	Stockholders’ Equity	Redeemable Noncontrolling Shareholders’ Interests	Long-term Debt	Total Assets	Net Property, Plant & Equipment

2010	523,050	71,442	320,724	2,305,537	824,735
2011 (b)	697,890	—	329,496	2,509,918	899,044
2012	908,416	—	336,142	2,801,160	929,255
2013	1,157,625	—	320,959	2,738,147	974,269
2014 (c)	884,261	—	298,931	2,489,931	740,203

	Capital Expenditures	Depreciation and Amortization	Dividends Per Share	Average Common Shares (000s)	Number of Employees

2010	119,738	123,721	0.42	61,299	12,898
2011	155,406	122,899	0.42	62,150	12,890
2012	187,336	128,916	0.42	62,561	13,550
2013	180,448	134,751	0.42	63,327	13,280
2014 (c)	145,041	139,166	0.42	61,402	8,881

(a)	The Company’s continuing operations recorded $20,649 of restructuring charges in 2010, associated with the closures of its Albany, Georgia manufacturing facility and other initiatives.
(b)	The Company’s continuing operations recorded the partial release of a valuation allowance on deferred tax assets of $167,224 during 2011. The Redeemable noncontrolling shareholders’ interests were moved to Noncontrolling shareholders’ interests in consolidated subsidiaries within Equity at December 31, 2011 when the put option held by the Company’s joint venture partner in CCT expired unexercised.
(c)	Reflects the sale of the Company’s ownership interest in CCT during the fourth quarter of 2014.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business of the Company

The Company specializes in the design, manufacture, marketing and sales of passenger car and light truck tires. It and its subsidiaries also sell medium truck, motorcycle and racing tires. The Company’s products are sold globally, primarily in the replacement tire market to independent tire dealers, wholesale distributors, regional and national retail tire chains and large retail chains that sell tires as well as other automotive products.

The Company faces both general industry and company-specific challenges. These include volatile raw material costs, increasing product complexity and pressure from competitors with manufacturing in lower-cost regions. To address these challenges and position the Company for future success, the Company continues to execute towards strategic imperatives outlined in its Strategic Plan. The three strategic imperatives are building a sustainable cost competitive position, driving top-line profitable growth and building organizational capabilities and enablers to support strategic goals.

In recent years, the Company expanded operations in what are considered lower-cost countries. These initiatives include the Cooper Kunshan Tire manufacturing operation in the PRC, the former CCT joint venture in the PRC (in which the Company sold its ownership interest in November 2014), a joint venture manufacturing operation in Mexico and a manufacturing facility in Serbia. Products from these operations provide a lower-cost source of tires for existing markets and have been used to expand the Company’s market share in Mexico, Eastern Europe and the PRC. Through a variety of other projects, the Company also has improved the competitiveness of its manufacturing operations in the United States.

On June 12, 2013, the Company and the Apollo entities announced the execution of the Agreement and Plan of Merger under which a wholly-owned subsidiary of the Apollo entities was to acquire the Company in an all-cash transaction valued at approximately $2.5 billion. On December 30, 2013, the Company terminated the Agreement and Plan of Merger.

On July 13, 2013, workers at CCT began a temporary work stoppage related to concerns regarding the then-pending merger between the Apollo entities and the Company. On August 17, 2013, those workers returned to work on a limited basis to manufacture only non-Cooper-branded products, but took other disruptive actions, including denying access to certain representatives of the Company and withholding certain business and financial information. Subsequent to the merger agreement termination, representatives of the Company regained access to the CCT facilities, including business and financial information and the operation resumed production of Cooper-branded products. On January 29, 2014, the Company entered into an agreement with Chengshan Group Company Ltd. (“Chengshan”) and The Union of Cooper Chengshan (Shandong) Tire Company Co., Ltd. regarding CCT that, among other matters, provided Chengshan, with certain conditions and exceptions, a limited contractual right to either (i) purchase the Company’s 65 percent equity interest in CCT or (ii) sell its 35 percent equity interest in CCT to the Company. In October 2014, the Company received the required documentation from Chengshan indicating its intent to exercise its call option under the CCT Agreement. On November 26, 2014, the Chinese State Administration for Industry & Commerce issued a new business license for CCT and on November 30, 2014, the Company completed the sale of its 65 percent ownership interest in CCT to Prairie Investment Limited, a wholly owned subsidiary of Chengshan. The Company signed off-take agreements under which CCT will continue to produce Cooper-branded products, including medium truck tires, through mid-2018.

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

Consolidated Results of Operations

(Dollar amounts in millions except per share amounts)		%		%
	2012	Change	2013	Change	2014

Revenues:
Americas Tire	$3,095.6	-19.7%	$2,486.6	4.0%	$2,585.5
International Tire	1,576.0	-21.2%	1,241.5	-8.1%	1,140.8
Eliminations	(470.8)	-38.6%	(288.9)	4.4%	(301.5)

Net sales	$4,200.8	-18.1%	$3,439.2	-0.4%	$3,424.8

Operating profit (loss):
Americas Tire	$295.9	-31.0%	$204.2	34.6%	$274.8
International Tire	143.6	-41.5%	84.0	-11.2%	74.6
Eliminations	(5.7)	-159.6%	3.4	-100.0%	—
Unallocated corporate charges	(36.8)	38.3%	(50.9)	-3.7%	(49.0)

Operating profit	397.0	-39.4%	240.7	24.8%	300.4

Interest expense	(29.5)	-5.4%	(27.9)	0.7%	(28.1)
Interest income	2.5	-68.0%	0.8	87.5%	1.5
Gain on sale of interest in subsidiary	—	n/m	—	n/m	77.5
Other - net	(1.5)	-60.0%	(0.6)	366.7%	(2.8)

Income before income taxes	368.5	-42.2%	213.0	63.6%	348.5

Provision for income taxes	116.0	n/m	79.4	40.7%	111.7

Net income	252.5	-47.1%	133.6	77.2%	236.8

Noncontrolling shareholders’ interests	(32.1)	-29.6%	(22.6)	2.7%	(23.2)

Net income attributable to Cooper Tire & Rubber Company	$220.4	-49.6%	$111.0	92.4%	$213.6

Basic earnings per share	$3.52	-50.3%	$1.75	98.9%	$3.48

Diluted earnings per share	$3.49	-50.4%	$1.73	97.7%	$3.42

2014 versus 2013

Consolidated net sales for 2014 were $3,425 million, a decrease of $14 million from 2013. The decrease in net sales was the result of less favorable pricing and mix ($260 million), offset by increased unit volumes ($288 million), which includes the recovery of $132 million in unit volumes across both segments associated with the 2013 labor issues at CCT. This volume recovery was partially offset by the reduction in unit volumes resulting from the sale of CCT in the fourth quarter of 2014 ($61 million). The International Tire Operations segment experienced favorable exchange rates in 2014 ($19 million).

The Company recorded operating profit in 2014 of $300 million, an increase of $60 million compared with 2013. Lower raw material costs ($256 million) were offset by unfavorable pricing and mix ($268 million). Unit volumes increased ($59 million) in 2014 compared with 2013, including the recovery of $28 million of reduced volume resulting from the 2013 labor issues at CCT. The absence of CCT subsequent to its sale resulted in a reduction in operating profit ($6 million) in the 2014 International Tire Operations compared with 2013. Products liability charges ($12 million) and selling, general and administrative costs ($1 million) decreased compared with 2013. In 2013, the Company incurred $18 million of selling, general and administrative costs associated with the then-pending merger agreement which did not recur in 2014. Other operating costs, including increased distribution costs, were unfavorable ($10 million) compared with 2013.

Manufacturing costs were $16 million favorable when compared with 2013, which included $34 million of costs associated with production curtailments in the Americas Tire Operations segment and $9 million in manufacturing inefficiencies in the International Tire Operations segment related to the CCT labor issues. The Americas Tire Operations segment incurred manufacturing inefficiencies in 2014 as it is in the process of reconfiguring its manufacturing plants to increase production of higher value, higher margin tires while reducing the volume of lower value, lower margin tires in response to accelerated demand for the higher value tires. It is expected to take until mid-2015 to better match production mix to demand. Until that is achieved, certain plants in North America will run at a sub-optimal capacity which will affect cost efficiency as it did in the second half of 2014.

The Company experienced decreases in the costs of certain of its principal raw materials during 2014 compared with 2013. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based. Substantially all U.S. inventories have been valued using the LIFO method of inventory costing which accelerates the impact to cost of goods sold from changes to raw material prices.

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

Products liability expenses totaled $77 million and $89 in 2014 and 2013, respectively. The change in the liability results from claim settlements and adjustments to existing reserves based on the Company’s quarterly comprehensive review of outstanding claims. Additional information related to the Company’s accounting for products liability costs appears in the “Critical Accounting Policies” portion of the MD&A.

Selling, general, and administrative expenses were $272 million in 2014 (8.0 percent of net sales) and $275 million in 2013 (8.0 percent of net sales). The year-to-date decrease in selling, general and administrative expenses is primarily attributable to the absence of Apollo transaction-related costs, partially offset by the Company’s continued investment in Cooper brands globally, increases in the accruals for stock-based liabilities and higher incentive related expenses.

Interest expense and interest income remained relatively constant compared to 2013.

Other income decreased $2 million in 2014 from 2013, primarily as the result of foreign currency losses.

In 2014, the Company recorded income of $77 million as a result of the gain on the sale of the CCT operations. The gain represents the net of the cash received in the sale of CCT compared to the net asset carrying value of CCT in the Company’s books as of the sale date.

For the year ended December 31, 2014, the Company recorded an income tax expense of $112 million on income from continuing operations before income taxes of $349 million, prior to the deduction of noncontrolling shareholders’ interests of $23 million. These amounts include tax expense of $22 million on the gain on the sale of the CCT operations of $77 million. Comparable amounts for 2013 were an income tax expense of $79 million on income from continuing operations before income taxes of $213 million.

Worldwide tax expense is impacted significantly by the mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions with no tax benefit due to valuation allowances. Tax expense for 2014 has increased from prior year primarily due to increased pretax earnings and the tax associated with the gain on the sale of the CCT operations.

The effects of inflation in areas other than raw materials and utilities did not have a material effect on the results of operations of the Company in 2014.

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

The Company recorded operating profit in 2013 of $241 million, a decrease of $156 million compared with 2012. The negative impact of the labor issues at CCT on operating profit was $56 million in 2013. The labor issues resulted in reduced volume ($47 million) across both segments and manufacturing inefficiencies ($9 million) in the International Tire Operations segment. Additionally, the Company incurred $18 million of selling, general and administrative costs associated with the Agreement and Plan of Merger with Apollo. The International Tire Operations segment operating profit included start-up costs related to the Company’s operations in Serbia ($6 million) and a pension curtailment gain ($7 million) in 2012, neither of which recurred in 2013. The 2012 results also include $29 million of costs incurred related to labor issues at the Findlay, Ohio manufacturing facility within the Americas Tire Operations segment.

In addition to the items described above, operating profit in 2013 included lower raw material costs ($277 million) and lower products liability charges ($15 million), which were offset by unfavorable pricing and mix ($268 million) and lower unit volumes ($81 million). Manufacturing cost efficiencies were $40 million unfavorable when compared with 2012, which includes the costs associated with production curtailments ($34 million) incurred in the Americas Tire Operations segment in 2013. Other operating costs, including increased distribution costs associated with carrying higher inventories, were unfavorable ($13 million) compared with 2012.

Products liability expenses totaled $89 million and $104 million in 2013 and 2012, respectively. The change in the expense results from claim settlements and adjustments to existing reserves based on the Company’s quarterly comprehensive review of outstanding claims.

Selling, general and administrative expenses were $275 million (8.0 percent of net sales) in 2013 and $257 million (6.1 percent of net sales) in 2012. Selling, general and administrative expenses included costs incurred relating to the Agreement and Plan of Merger with Apollo ($18 million) and increased capitalized software amortization expense and professional service support fees related to the Company’s new ERP system. The Company’s continued investment in Cooper brands globally also contributed to higher costs in 2013. These increases were partially offset by lower incentive related expenses. Lower net revenue also contributed to the increase in selling, general and administrative expenses as a percent of sales.

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

Worldwide tax expense is impacted significantly by the mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions with no tax benefit due to valuation allowances. Tax expense for 2013 decreased from prior year primarily due to decreased pretax earnings.

The effects of inflation in areas other than raw materials and utilities did not have a material effect on the results of operations of the Company in 2013.

Americas Tire Operations Segment

		Change		Change
	2012	%	2013	%	2014
(Dollar amounts in millions)

Sales	$3,095.6	-19.7%	$2,486.6	4.0%	$2,585.5

Operating profit (loss)	$295.9	-31.0%	$204.2	34.6%	$274.8

Operating margin	9.6%	(1.4) points	8.2%	2.4 points	10.6%

United States unit shipments changes:
Passenger tires
Segment		-13.4%		4.7%
RMA members		-1.7%		1.6%
Total Industry		4.4%		3.6%

Light truck tires
Segment		-11.9%		15.5%
RMA members		-0.2%		3.4%
Total Industry		1.3%		2.4%

Total light vehicle tires
Segment		-13.1%		6.9%
RMA members		-1.5%		1.9%
Total Industry		4.0%		3.5%

Total segment unit shipment changes		-14.5%		8.6%

The source of this information is the Rubber Manufacturers Association (“RMA”) and internal sources.

Overview

The North American Tire segment has been renamed the Americas Tire Operations segment to better reflect the Company’s expanding presence in Central and South America. The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment has a joint venture manufacturing operation in Mexico, COOCSA, which supplies passenger car tires to the U.S., Mexican, Central American and South American markets. The segment also distributes tires for racing, medium truck and motorcycles. The racing and motorcycle tires are manufactured in the Company’s International Tire Operations segment and by others. Subsequent to the Company’s sale of its ownership interest in CCT, the medium truck tires have been sourced through an off-take agreement with CCT. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to original equipment manufacturers.

2014 versus 2013

Sales

Net sales of the Americas Tire Operations segment increased $99 million, or 4.0 percent, from 2013. The increase in sales was a result of higher unit volumes ($237 million), partially offset by unfavorable pricing and mix ($138 million). The higher unit volumes in 2014 include the recovery of $55 million in unit volumes associated with the 2013 labor issues at CCT. Unit shipments for the segment increased 8.6 percent compared with 2013. In the U.S., the segment’s unit shipments of total light vehicle tires increased 6.9 percent in 2014 compared with 2013. This increase compares with a 1.9 percent increase in total light vehicle shipments experienced by the members of the Rubber Manufacturers Association (“RMA”), and a 3.5 percent increase in total light vehicle shipments experienced for the total industry (which includes an estimate for non-RMA members).

Operating Profit

Operating profit for the segment increased $71 million to $275 million in 2014. Lower raw material costs ($163 million) were partially offset by unfavorable pricing and mix ($148 million). Unit volumes increased ($47 million) in 2014 compared with 2013, including the recovery of $13 million of reduced volume resulting from the 2013 labor issues at CCT. Products liability charges were lower ($12 million) compared with the same period in 2013. Selling, general and administrative costs increased ($4 million) compared with 2013, primarily as a result of increased investment in the Cooper brand and higher incentive related compensation. Other operating costs, including increased distribution costs, were unfavorable ($10 million) compared with 2013.

Manufacturing costs were $11 million favorable compared with 2013, which included $34 million of costs associated with production curtailments. The segment incurred manufacturing inefficiencies in the second half of 2014 related to the ongoing reconfiguration of its plants as discussed above.

The segment’s internally calculated raw material index of 195 during the year was a decrease of 10.1 percent from 2013.

2013 versus 2012

Sales

Net sales of the Americas Tire Operations segment decreased $609 million, or 19.7 percent from 2012. The decrease in sales was a result of lower unit volumes ($450 million) and unfavorable pricing and mix ($159 million). Unit shipments for the segment decreased 14.5 percent from 2012. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 13.1 percent in 2013 compared with 2012. This decrease compares with a 1.5 percent decrease in total light vehicle shipments experienced by the members of the RMA, and a 4.0 percent increase in total light vehicle shipments experienced for the total industry (which includes an estimate for non-RMA members). The reduced volume in the Americas segment is a result of increased competition from imports, primarily on private label and lower value entry level consumer tires. Additionally, volumes were impacted by the effects on shipping efficiency resulting from the continued implementation of an ERP system in the U.S. while the labor issues at CCT accounted for $88 million of the reduction in unit volumes for the year.

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

The segment’s internally calculated raw material index of 216 during the year was a decrease of 10.5 percent from 2012.

International Tire Operations Segment

	2012	Change %	2013	Change %	2014
(Dollar amounts in millions)

Sales	$1,576.0	-21.2%	$1,241.5	-8.1%	$1,140.8

Operating profit	$143.6	-41.5%	$84.0	-11.2%	$74.6

Operating margin	9.1%	(2.3) points	6.8%	(0.3) points	6.5%

Unit sales change		-11.5%		2.1%

Overview

The International Tire Operations segment has affiliated operations in the U.K., the PRC and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. In the PRC, Cooper Kunshan Tire manufactures light vehicle tires and, under an agreement with the government of the PRC, these tires were exported to markets outside of the PRC through 2012. Beginning in 2013, tires produced at the facility have also been sold in the domestic market. The segment also had a joint venture in the PRC, CCT, which manufactured and marketed radial and bias medium truck tires as well as passenger and light truck tires for domestic and global markets. The Company sold its ownership interest in this joint venture in November 2014 and the Company will now procure these tires under off-take agreements through 2018. The Serbian entity manufactures light vehicle tires primarily for the European markets. The majority of the tires manufactured by the segment are sold in the replacement market, with a relatively small percentage currently sold to OEMs.

2014 versus 2013

Sales

Net sales of the International Tire Operations segment decreased $101 million, or 8.1 percent, from 2013. The decrease in sales was a result of unfavorable pricing and mix ($149 million), partially offset by higher unit volumes ($90 million), which includes the recovery of $116 million in unit volumes associated with the 2013 labor issues at CCT. This recovery was partially offset by the reduction in unit volumes resulting from the sale of CCT in the fourth quarter of 2014 ($61 million). The segment experienced favorable exchange rates in 2014 ($19 million).

Operating Profit

Operating profit for the segment decreased $9 million to $75 million in 2014. Lower raw material costs ($115 million) were offset by unfavorable pricing and mix ($137 million). Unit volumes increased ($11 million) in 2014 compared with 2013, including the recovery of $15 million of reduced volume resulting from the 2013 labor issues at CCT. Manufacturing costs were favorable ($5 million) compared with 2013, which included $9 million in manufacturing inefficiencies related to the CCT labor issues. Selling, general and administrative costs ($3 million) decreased compared with 2013. The absence of CCT subsequent to its sale resulted in a reduction in operating profit ($6 million) compared with 2013.

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

Outlook for the Company

In 2015, the Company expects the tire markets to continue to grow modestly in North America. For the Americas segment, the early part of 2015 is likely to be impacted negatively by the pre-buying which occurred ahead of the preliminary determination announcements in the antidumping and countervailing duty investigations on tires imported into the U.S. from the PRC, but the segment expects to continue to perform well for the full year.

In Asia, industry growth is projected to be in the high single digits. The Company is looking to invest in Asia to expand its business after the sale of CCT. Until the Company does that, it will see the impact of a higher cost structure on its operating profit there.

Western European markets have softened and the Company expects continued volatility in Russia and Eastern Europe.

Overall, while the Company projects that global tire markets will remain highly competitive in 2015, it expects to exceed industry unit volume growth rates in its largest markets for the full year. House brands will be a key contributor to this growth. For the full year, the Company expects to continue its strong performance in line with its strategic plan.

Raw material costs continue to be favorable, and the Company is expecting further declines in the first quarter. It is monitoring this situation, along with the tariff implementation impact on the industry. The Company’s goal is to maintain its margins, but it also recognizes it needs to be competitive.

The Company expects 2015 capital expenditures to range between $205 million and $215 million. While higher than current depreciation and amortization, the investments are consistent with the Company’s strategic goals to achieve top line growth and a lower cost structure.

The Company expects its effective tax rate for 2015 to be between 30 percent and 35 percent.

The Company’s record of achievements gives it confidence that it can successfully compete in a volatile economy and industry. The Company’s focus in 2015 will continue to be guided by its Strategic Plan which calls for achieving profitable top line growth, improving its global cost structure and improving organizational capabilities.

Liquidity and Capital Resources

Generation and uses of cash - Net cash provided by operating activities of continuing operations was $319 million in 2014, an increase from $272 million cash provided in 2013. During 2014, net income provided $237 million and other non-cash charges totaled $90 million, including $56 million related to the gain on the sale of the Company’s ownership interest in CCT, net of tax. Changes in working capital accounts consumed $9 million.

Net cash used in investing activities during 2014 reflects capital expenditures of $145 million, a decrease of $35 million from 2013 due in part to lower expenditures on the implementation of its global ERP system. The Company received $171 million from the sale of its ownership interest in CCT in 2014. During the first quarter of 2012, the Company acquired assets in Serbia for approximately $19 million.

The Company’s capital expenditure commitments at December 31, 2014 were $41 million and are included in the “Unconditional purchase” line of the Contractual Obligations table which appears later in this section.

During 2012 and 2013 the Company repaid $100 million and $12 million of short-term notes, respectively. On August 6, 2014, the Company entered into a $200 million accelerated share repurchase program (the “ASR program”) with a major financial institution (the “ASR Counterparty”) to repurchase shares of the Company’s common stock. During 2014, the Company borrowed funds on its domestic credit lines to partially fund the ASR program and $40 million remains outstanding at December 31, 2014. During this same period, the Company borrowed additional funds using long-term debt and the Company repaid $22 million, $24 million and $36 million of maturing long-term debt in 2012, 2013 and 2014, respectively.

Dividends paid on the Company’s common shares were $26 million, $27 million and $26 million in 2012, 2013 and 2014, respectively. The Company has maintained a quarterly dividend of 10.5 cents per share in each quarter during the three years ending December 31, 2014. The Company also paid $3 million, $10 million and $8 million in dividends to noncontrolling shareholders in the Cooper Chengshan and COOCSA joint ventures in 2012, 2013 and 2014, respectively.

During 2014, stock options were exercised to acquire 245,745 shares of common stock and the Company recorded $1.3 million of excess tax benefits on equity instruments. During 2013, stock options were exercised to acquire 93,845 shares of common stock and the Company recorded $0.5 million of excess tax benefits on equity instruments. During 2012, stock options were exercised to acquire 798,967 shares of common stock and the Company recorded $2.5 million of excess tax benefits on equity instruments.

Available cash, credit facilities and contractual commitments - At December 31, 2014, the Company had cash and cash equivalents totaling $552 million.

Domestically, the Company has a revolving credit facility with a consortium of four banks that provides up to $200 million based on available collateral and has a July 2016 maturity date. The Company also has an accounts receivable securitization facility with a $175 million limit which was amended in August 2012 to extend the maturity until June 2015. These credit facilities have no significant financial covenants until available credit is less than specified amounts. At December 31, 2014, the Company has $40 million borrowed on these credit lines. The Company’s additional borrowing capacity, net of amounts used to back letters of credit and based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at December 31, 2013, was $251 million.

The Company’s consolidated operations in Asia have annual renewable unsecured credit lines that provide up to $133 million of borrowings and do not contain financial covenants. The additional borrowing capacity on the Asian credit lines, based on eligible collateral and the short-term notes payable, totaled $116 million at December 31, 2014.

The Company believes that its cash and cash equivalents balances along with available cash from operating cash flows and credit facilities will be adequate to fund its needs, including working capital requirements, projected capital expenditures, including its portion of capital expenditures in its partially-owned subsidiary, and dividend goals. The short-term notes payable outstanding at December 31, 2014 consist of debt of consolidated subsidiaries and borrowings on domestic credit lines. The Company expects to refinance or pay these amounts during 2015.

The Company’s cash requirements relating to contractual obligations at December 31, 2014 are summarized in the following table:

(Dollar amounts in thousands)	Payment Due by Period
		Less than			After
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt	$292,983	$1,515	$1,010	$173,578	$116,880
Capital lease obligations and other	8,662	600	1,200	1,200	5,662
Interest on debt and capital lease obligations	180,789	23,227	46,283	46,255	65,024
Operating leases	89,215	22,811	31,184	19,732	15,488
Notes payable (a)	64,551	64,551	—	—	—
Unconditional purchase (b)	77,781	77,781	—	—	—
Postretirement benefits other than pensions (c)	278,867	14,562	30,400	31,600	202,305
Pensions (d)	373,660	45,000	100,000	100,000	128,660
Other long-term liabilities (e)	35,062	2,437	6,484	957	25,184

Total contractual cash obligations	$1,401,570	$252,484	$216,561	$373,322	$559,203

(a)	Financing obtained from domestic credit lines and from financial institutions in the PRC and Mexico to support the Company’s operations there.
(b)	Noncancelable purchase order commitments for capital expenditures and raw materials, principally natural rubber, made in the ordinary course of business.
(c)	Represents benefit payments for postretirement benefits other than pension liabilities.
(d)	Represents Company contributions to the retirement trusts based on current assumptions.
(e)	Deferred compensation, warranty reserve, nonqualified benefit plans and other non-current liabilities.

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

During 2014, the Company increased its products liability reserve by $48 million. The addition of another year of self-insured incidents accounted for $49 million of this increase. The Company revised its estimates of future settlements for unasserted and premature claims. These revisions had little impact on the reserve. Finally, changes in the amount of reserves for cases where sufficient information is known to estimate a liability decreased by $1 million.

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

During 2013, the Company paid $77 million and during 2014, the Company paid $58 million to resolve cases and claims. The Company’s products liability reserve balance at December 31, 2013 totaled $189 million (current portion of $70 million). At December 31, 2014, the products liability reserve balance totaled $179 million (current portion of $70 million).

The products liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company.

Products liability expenses totaled $104 million, $89 million and $78 million in 2012, 2013 and 2014, respectively.

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

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company’s global operations. The Company applies the rules under Accounting Standards Codification (“ASC”) 740-10 in its Accounting for Uncertainty in Income Taxes for uncertain tax positions using a “more likely than not” recognition threshold. Pursuant to these rules, the Company will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company’s estimate of the ultimate amount to be sustained if audited by the taxing authority. The Company recognizes tax liabilities in accordance with ASC 740-10 and adjusts these liabilities when judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from its current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

The Company’s liability for unrecognized tax benefits, exclusive of interest, totaled approximately $8 million at December 31, 2014. The unrecognized tax benefits at December 31, 2014 relate to uncertain tax positions in tax years 2011 through 2014.

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

The Company continues to maintain a valuation allowance against a portion of its U.S. and non-U.S. deferred tax asset position at December 31, 2014, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a capital loss carryforward by a valuation allowance of $20 million. In addition, the Company has recorded valuation allowances of $13 million relating primarily to non-U.S. net operating losses for a total valuation allowance of $33 million. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.

The Company generally considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. In the event that the Company plans to repatriate foreign earnings, the income tax provision would be adjusted in the period it is determined that the earnings will no longer be indefinitely invested outside the United States. During 2015, the Company plans to remit dividends from one of its non-U.S. subsidiaries. As a result of this decision made in 2014, the Company assessed the need for incremental U.S. income and foreign withholding tax on the anticipated amount. This assessment resulted in no additional tax expense being recorded. In the Company’s judgment, the remaining portion of the Company’s foreign earnings is considered to be indefinitely reinvested outside the United States. The Company has not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $516 million of these undistributed earnings. It is not practicable to determine the amount of additional U.S. income taxes that could be payable upon remittance of these earnings since taxes payable would be reduced by foreign tax credits based upon income tax laws and circumstances at the time of distribution, plus the uncertainty in estimating the impacts of future exchange rates.

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

The Company assesses the potential impairment of its indefinite-lived assets at least annually or when events or circumstances indicate impairment may have occurred. The carrying value of these assets is compared to their fair value. If the carrying values exceed the fair values, an impairment charge equal to that excess is recorded.

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

The discount rate reflects the rate used to estimate the value of the Company’s pension and other postretirement liabilities for which they could be settled at the end of the year. When determining the discount rate, the Company discounted the expected pension disbursements over the next fifty years and based upon this analysis, the Company used a discount rate of 3.75 percent to measure its U.S. pension liabilities at December 31, 2014, which is lower than the 4.55 percent used at December 31, 2013. Similarly, the Company discounted the expected disbursements of its other postretirement benefit liabilities and based upon this analysis, the Company used a discount rate of 3.80 percent to measure its other postretirement liabilities at December 31, 2014, which is lower than the 4.60 percent used at December 31, 2013. A similar analysis was completed in the U.K. and the Company decreased the discount rate used to measure its U.K. pension liabilities to 3.60 percent at December 31, 2014 from 4.50 percent at December 31, 2013.

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

The Company’s investment strategy is to match assets to the cash flows of the pension obligations. The Company’s current asset allocation for U.S. plans’ assets is 53 percent in equity securities and 47 percent in debt securities. The Company’s current asset allocation for U.K. plan assets is 20 percent in equity securities, 72 percent in bonds and 8 percent in infrastructure funds. Equity security investments are structured to achieve a balance between growth and value stocks. The Company determines the annual rate of return on pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio and may be adjusted based on a review by the Company’s investment advisors and actuaries. Industry comparables and other outside guidance is also considered in the annual selection of the expected rates of return on pension assets.

The actual return on U.S. pension plans’ assets was approximately 7.10 percent in 2014 compared to an asset gain of approximately 14.00 percent in 2013. The actual return on U.K. pension plan assets approximated 22.80 percent in 2014 compared to an asset gain of 11.40 percent in 2013. The Company’s estimate for the expected long-term return on its U.S. plan assets used to derive 2013 and 2014 pension expense was 7.00 percent. The expected long-term return on U.K. plan assets used to derive the 2013 and 2014 pension expense was 6.05 percent and 6.70 percent, respectively.

The Company has accumulated net deferred losses resulting from the shortfalls and excesses in actual returns on pension plan assets from expected returns and, in the measurement of pensions and other postretirement liabilities, decreases and increases in the discount rate and the rate of future compensation increases and differences between actuarial assumptions and actual experience totaling $645 million at December 31, 2014. These amounts are being amortized in accordance with the corridor amortization requirements of U.S. GAAP over periods ranging from 10 years to 14 years. Amortization of these net deferred losses was $53 million in 2013 and $36 million in 2014.

The Company has implemented household caps on the amounts of retiree medical benefits it will provide to certain retirees. The caps do not apply to individuals who retired prior to certain specified dates. Costs in excess of these caps will be paid by plan participants. The Company implemented increased cost sharing in 2004 in the retiree medical coverage provided to certain eligible current and future retirees. Since then cost sharing has expanded such that nearly all covered retirees pay a charge to be enrolled. See Item 1A. Risk Factors – “The Company’s expenditures for pension and other postretirement obligations could be materially higher than it has predicted if its underlying assumptions prove to be incorrect.”

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

A decrease in interest rates by ten percent of the actual rates would have adversely affected the fair value of the Company’s fixed-rate, long-term debt by approximately $13 million and $11 million at December 31, 2013 and December 31, 2014, respectively. An increase in interest rates by ten percent of the actual rates for the Company’s floating rate long-term debt obligations would not have been material to the Company’s results of operations and cash flows.

To manage the volatility of currency exchange exposures related to future sales and purchases, the Company first nets the exposures on a consolidated basis to take advantage of natural offsets. Then, for the residual portion, the Company enters into forward exchange contracts and purchases options with maturities of less than 12 months pursuant to the Company’s policies and hedging practices. The changes in fair value of these hedging instruments are offset, in part or in whole, by corresponding changes in the fair value of cash flows of the underlying exposures being hedged. The Company’s unprotected exposures to earnings and cash flow fluctuations due to changes in foreign currency exchange rates were not significant at December 31, 2013 and 2014.

The Company enters into foreign exchange contracts to manage its exposure to foreign currency denominated receivables and payables. The impact from a ten percent change in foreign currency exchange rates on the Company’s foreign currency denominated obligations and related foreign exchange contracts would not have been material to the Company’s results of operations and cash flows.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31

(Dollar amounts in thousands except per share amounts)

	2012	2013	2014

Net sales	$4,200,836	$3,439,233	$3,424,809
Cost of products sold	3,546,568	2,923,042	2,852,051

Gross profit	654,268	516,191	572,758

Selling, general and administrative	257,306	275,477	272,300

Operating profit	396,962	240,714	300,458

Interest expense	(29,546)	(27,906)	(28,138)
Interest income	2,560	810	1,500
Gain on sale of interest in subsidiary	—	—	77,471
Other - expense	(1,526)	(647)	(2,772)

Income before income taxes	368,450	212,971	348,519

Provision for income taxes	116,024	79,406	111,697

Net income	252,426	133,565	236,822

Net income attributable to noncontrolling shareholders’ interests	32,055	22,552	23,244

Net income attributable to Cooper Tire & Rubber Company	$220,371	$111,013	$213,578

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$3.52	$1.75	$3.48

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$3.49	$1.73	$3.42

See Notes to Consolidated Financial Statements, pages 39 to 72.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31

(Dollar amounts in thousands except per share amounts)

	2012	2013	2014

Net income	$252,426	$133,565	$236,822
Other comprehensive income (loss)
Cumulative currency translation adjustments	13,720	18,730	(54,896)

Financial instruments
Change in the fair value of derivatives and marketable securities	(7,469)	1,858	5,321
Income tax benefit (expense) on derivative instruments	2,555	(670)	(2,174)

Financial instruments, net of tax	(4,914)	1,188	3,147

Postretirement benefit plans
Amortization of actuarial loss	46,712	52,849	36,473
Amortization of prior service credit	(873)	(566)	(566)
Pension curtailment gain	(7,460)	—	—
Actuarial gain (loss)	(97,972)	158,589	(165,357)
Income tax (expense) benefit on postretirement benefit plans	22,083	(84,713)	50,317
Foreign currency translation effect	199	(1,366)	6,005

Postretirement benefit plans, net of tax	(37,311)	124,793	(73,128)

Other comprehensive income (loss)	(28,505)	144,711	(124,877)

Comprehensive income	223,921	278,276	111,945
Less comprehensive income attributable to noncontrolling shareholders’ interests	34,198	25,757	18,949

Comprehensive income attributable to Cooper Tire & Rubber Company	$189,723	$252,519	$92,996

See Notes to Consolidated Financial Statements, pages 39 to 72.

CONSOLIDATED BALANCE SHEETS

December 31

(Dollar amounts in thousands)

	2013	2014
ASSETS
Current assets:
Cash and cash equivalents	$397,731	$551,652
Notes receivable	86,965	4,546
Accounts receivable, less allowances of $16,996 at 2013 and $8,792 at 2014	360,405	368,393
Inventories at lower of cost or market:
Finished goods	360,686	302,032
Work in process	35,576	28,611
Raw materials and supplies	120,913	91,208

	517,175	421,851
Other current assets	92,514	81,110

Total current assets	1,454,790	1,427,552
Property, plant and equipment:
Land and land improvements	51,186	49,760
Buildings	326,635	277,602
Machinery and equipment	1,847,576	1,552,140
Molds, cores and rings	246,760	218,827

	2,472,157	2,098,329
Less accumulated depreciation and amortization	1,497,888	1,358,126

Net property, plant and equipment	974,269	740,203
Goodwill	18,851	18,851
Intangibles, net of accumulated amortization of $63,354 at 2013 and $49,010 at 2014	160,308	137,784
Restricted cash	2,759	653
Deferred income tax assets	111,644	148,183
Other assets	15,526	16,705

Total assets	$2,738,147	$2,489,931

See Notes to Consolidated Financial Statements, pages 39 to 72.

CONSOLIDATED BALANCE SHEETS

December 31

(Dollar amounts in thousands, except par value amounts)

(Continued)

	2013	2014
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$22,105	$64,551
Accounts payable	302,422	258,373
Accrued liabilities	211,090	184,332
Income taxes payable	11,098	1,994
Current portion of long-term debt	17,868	2,115

Total current liabilities	564,583	511,365

Long-term debt	320,959	298,931
Postretirement benefits other than pensions	238,653	264,305
Pension benefits	291,808	373,360
Other long-term liabilities	157,918	152,775
Deferred income tax liabilities	6,601	4,934
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued at 2013 and at 2014	87,850	87,850
Capital in excess of par value	4,433	5,742
Retained earnings	1,741,611	1,867,126
Cumulative other comprehensive loss	(410,020)	(530,602)

	1,423,874	1,430,116

Less: common shares in treasury at cost (24,464,264 at 2013 and 29,698,893 at 2014)	(433,008)	(586,324)

Total parent stockholders’ equity	990,866	843,792
Noncontrolling shareholders’ interests in consolidated subsidiaries	166,759	40,469

Total equity	1,157,625	884,261

Total liabilities and equity	$2,738,147	$2,489,931

See Notes to Consolidated Financial Statements, pages 39 to 72.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollar amounts in thousands except per share amounts)

		Total Equity
	Redeemable Noncontrolling Shareholder’s Interest	Common Stock $1 Par Value	Capital In Excess of Par Value	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Common Shares in Treasury	Total Parent Stockholders’ Equity	Noncontrolling Shareholders’ Interests in Consolidated Subsidiaries	Total

Balance at January 1, 2012	$—	$87,850	$1,042	$1,464,392	$(520,878)	$(454,605)	$577,801	$120,089	$697,890

Net income				220,371			220,371	32,055	252,426
Other comprehensive income (loss)					(30,648)		(30,648)	2,143	(28,505)

Comprehensive income (loss)				220,371	(30,648)		189,723	34,198	223,921
Dividends payable to noncontrolling shareholder								(3,495)	(3,495)
Acquisition of noncontrolling shareholders’ interests			(71)				(71)		(71)
Stock compensation plans, including tax benefit of $2,469			(52)	(554)		17,050	16,444		16,444
Cash dividends - $.42 per share				(26,273)			(26,273)		(26,273)

Balance at December 31, 2012	—	87,850	919	1,657,936	(551,526)	(437,555)	757,624	150,792	908,416

Net income				111,013			111,013	22,552	133,565
Other comprehensive income					141,506		141,506	3,205	144,711

Comprehensive income				111,013	141,506		252,519	25,757	278,276
Dividends payable to noncontrolling shareholder								(9,790)	(9,790)
Stock compensation plans, including tax benefit of $494			3,514	(734)		4,547	7,327		7,327
Cash dividends - $.42 per share				(26,604)			(26,604)		(26,604)

Balance at December 31, 2013	—	87,850	4,433	1,741,611	(410,020)	(433,008)	990,866	166,759	1,157,625

Reclassification of redeemable noncontrolling shareholder interest	152,250		(3,838)	(24,447)			(28,285)	(123,965)	(152,250)
Net income	19,266			213,578			213,578	3,978	217,556
Other comprehensive loss	(562)				(120,582)		(120,582)	(3,733)	(124,315)

Comprehensive income (loss)	18,704		—	213,578	(120,582)		92,996	245	93,241
Dividends payable to noncontrolling shareholder	(5,243)							(2,570)	(2,570)
Sale of interest in subsidiary	(165,711)
Accelerated share repurchase program			(2,010)	(37,990)		(160,000)	(200,000)		(200,000)
Stock compensation plans, including tax benefit of $1,268			7,157	(88)		6,684	13,753		13,753
Cash dividends - $.42 per share				(25,538)			(25,538)		(25,538)

Balance at December 31, 2014	$—	$87,850	$5,742	$1,867,126	$(530,602)	$(586,324)	$843,792	$40,469	$884,261

See Notes to Consolidated Financial Statements, pages 39 to 72.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31

(Dollar amounts in thousands)

	2012	2013	2014
Operating activities:
Net income	$252,426	$133,565	$236,822
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	128,916	134,751	139,166
Deferred income taxes	209	34,029	3,629
Stock-based compensation	8,036	6,973	9,047
Change in LIFO reserve	(63,685)	(11,411)	(35,205)
Amortization of unrecognized postretirement benefits	45,839	52,283	35,907
Gain on sale of interest in subsidiary, net of tax	—	—	(55,704)
Changes in operating assets and liabilities of continuing operations, net of effect of sale of interest in subsidiary:
Accounts and notes receivable	38,180	25,361	(64,636)
Inventories	(28,201)	62,620	(524)
Other current assets	(8,936)	(28,851)	(2,162)
Accounts payable	37,939	(81,603)	67,734
Accrued liabilities	60,318	4,639	25,943
Other items	(16,821)	(59,981)	(40,933)

Net cash provided by operating activities	454,220	272,375	319,084
Investing activities:
Additions to property, plant and equipment and capitalized software	(187,336)	(180,448)	(145,041)
Proceeds from sale of interest in subsidiary, net of cash sold	—	—	170,711
Acquisition of assets in Serbia	(18,534)	—	—
Proceeds from the sale of assets	798	723	1,248

Net cash provided by (used in) investing activities	(205,072)	(179,725)	26,918
Financing activities:
Net issuances of (payments on) short-term debt	(99,805)	(11,915)	55,447
Additions to long-term debt	10,089	24,527	15,634
Repayments of long-term debt	(22,013)	(24,162)	(35,715)
Repurchase of common stock	—	—	(200,000)
Acquisition of noncontrolling shareholder interest	(71)	—	—
Payment of dividends to noncontrolling shareholders	(3,495)	(9,790)	(7,813)
Payment of dividends	(26,273)	(26,604)	(25,538)
Issuance of common shares and excess tax benefits on options	8,963	1,438	3,230

Net cash used in financing activities	(132,605)	(46,506)	(194,755)

Effects of exchange rate changes on cash of continuing operations	1,564	(230)	2,674

Changes in cash and cash equivalents	118,107	45,914	153,921
Cash and cash equivalents at beginning of year	233,710	351,817	397,731

Cash and cash equivalents at end of year	$351,817	$397,731	$551,652

See Notes to Consolidated Financial Statements, pages 39 to 72.

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

The Company’s objectives related to the investment of cash not required for operations is to preserve capital, meet the Company’s liquidity needs and earn a return consistent with these guidelines and market conditions. Investments deemed eligible for the investment of the Company’s cash include: 1) U.S. Treasury securities and general obligations fully guaranteed with respect to principal and interest by the government; 2) obligations of U.S. government agencies; 3) commercial paper or other corporate notes of prime quality purchased directly from the issuer or through recognized money market dealers; 4) time deposits, certificates of deposit or bankers’ acceptances of banks rated “A-” by Standard & Poor’s or “A3” by Moody’s; 5) collateralized mortgage obligations rated “AAA” by Standard & Poor’s and “Aaa” by Moody’s; 6) tax-exempt and taxable obligations of state and local governments of prime quality; and 7) mutual funds or outside managed portfolios that invest in the above investments. The Company had cash and cash equivalents totaling $397,731 and $551,652 at December 31, 2013 and December 31, 2014, respectively. The majority of the cash and cash equivalents were invested in eligible financial instruments in excess of amounts insured by the Federal Deposit Insurance Corporation and, therefore, subject to credit risk. Management believes that the probability of losses related to credit risk on investments classified as cash and cash equivalents is unlikely.

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

Inventories - Inventories are valued at cost, which is not in excess of market. Inventory costs have been determined by the LIFO method for substantially all U.S. inventories. Costs of other inventories have been determined by the FIFO and average cost methods. Inventories include direct material, direct labor, and applicable manufacturing and engineering overhead costs.

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

Earnings per common share – Net income per share is computed on the basis of the weighted average number of common shares outstanding each year. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

(Number of shares and dollar amounts in thousands except per share amounts)
	2012	2013	2014
Numerator
Numerator for basic and diluted earnings per share - income from continuing operations available to common stockholders	$220,371	$111,013	$213,578

Denominator
Denominator for basic earnings per share - weighted average shares outstanding	62,561	63,327	61,402

Effect of dilutive securities - stock options and other stock units	663	955	999

Denominator for diluted earnings per share - adjusted weighted average shares outstanding	63,224	64,282	62,401

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$3.52	$1.75	$3.48

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$3.49	$1.73	$3.42

Options to purchase shares of the Company’s common stock not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares were 13,100 and 342,413 in 2012 and 2013, respectively. These options could be dilutive in the future depending on the performance of the Company’s stock. For 2014, all options to purchase shares of the Company’s common stock were included in the computation of diluted earnings per share as the options’ exercise prices were less than the average market price of the common shares.

On August 6, 2014, the Company entered into a $200,000 ASR program with an ASR Counterparty to repurchase shares of the Company’s common stock. Under the ASR program, the Company paid $200,000 to the ASR Counterparty and received 5,567,154 shares of its common stock from the ASR Counterparty, which represents approximately 80 percent of the shares expected to be purchased pursuant to the ASR program, based on the closing price on August 6, 2014. The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share reflects the Company’s initial receipt of 5,567,154 shares pursuant to the ASR program during the quarter ended September 30, 2014. The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share does not include additional shares, if any, the Company may receive upon final settlement of the ASR program. The effect of these potential additional shares was not included in the computation of diluted earnings per share at December 31, 2014 because the inclusion of these potential additional shares would have been anti-dilutive.

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

Income taxes - Income tax expense is based on reported earnings (loss) before income taxes in accordance with the tax rules and regulations of the specific legal entities within the various specific taxing jurisdictions where the Company’s income is earned. Taxable income may differ from earnings before income taxes for financial accounting purposes. To the extent that differences are due to revenue or expense items reported in one period for tax purposes and in another period for financial accounting purposes, a provision for deferred income taxes is made using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. Deferred income taxes generally are not recorded on the majority undistributed earnings of international subsidiaries based on the Company’s intention that these earnings will continue to be reinvested. The Company measures for the current tax impact of the earnings of international subsidiaries it intends to distribute in a future period and records the tax impact if the amount is material.

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

Advertising expense – Expenses incurred for advertising include production and media and are generally expensed when incurred. Costs associated with dealer-earned cooperative advertising are recorded as a reduction of revenue component of Net sales at the time of sale. Advertising expense for 2012, 2013 and 2014 was $49,756, $48,976 and $57,439, respectively.

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

Warranties – Warranties are provided on the sale of certain of the Company’s products, and an accrual for estimated future claims is recorded at the time revenue is recognized. Tire replacement under most of the warranties the Company offers is on a prorated basis. The Company provides for the estimated cost of product warranties based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities which are recorded in Accrued liabilities and Other long-term liabilities on the Company’s Consolidated Balance Sheets:

	2012	2013	2014

Reserve at January 1	$27,400	$30,139	$30,853

Additions	23,184	19,677	17,413

Payments	(20,445)	(18,963)	(19,112)

Decrease due to sale of interest in subsidiary	—	—	(15,149)

Reserve at December 31	$30,139	$30,853	$14,005

The CCT portion of the warranty accrual consisted of a January 1, 2012 reserve of $18,127; additions to the reserve of $10,742, $4,642 and $6,813 for 2012, 2013 and 2014, through the date of sale, respectively, and payments of $9,417, $7,287 and $8,471 for 2012, 2013 and 2014, through the date of sale, respectively.

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

Research and development – Costs are charged to cost of products sold as incurred and amounted to approximately $50,801, $51,127 and $56,848 during 2012, 2013 and 2014, respectively.

Related Party Transactions – The Company’s CCT joint venture paid $900, $648 and $15 of interest to the noncontrolling shareholder in 2012, 2013 and 2014, respectively. The CCT joint venture also paid $46,235, $36,865 and $32,918 to the noncontrolling shareholder primarily for the purchase of utilities during 2012, 2013 and 2014, respectively. The Company’s COOCSA joint venture paid $29,865, $26,674 and $27,573 in 2012, 2013 and 2014, respectively, to an employment services company in Mexico owned in part by members of the joint venture workforce. The Company believes the payment for services to related parties are consistent with market rate for comparable services from third parties.

Apollo related expenses – The Company incurred approximately $18,049 of expenses in 2013 related to the Apollo merger agreement. These expenses are recorded in selling, general and administrative expenses on the Consolidated Statements of Income.

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

Accounting Pronouncements – Recently Adopted

Foreign Currency Matters – In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” which clarifies the applicable guidance for the release of the cumulative translation adjustment under current U.S. GAAP. The amendments in this update are effective for the annual and interim periods beginning on or after December 15, 2013. With the sale of CCT in November 2014, the Company applied the guidance in ASU 2013-05 and included the related cumulative translation adjustment in the calculation of the gain on sale of interest in subsidiary.

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

Pushdown Accounting – In November 2014, the FASB issued ASU 2014-17, “Pushdown Accounting,” which provides that an acquired entity may elect to apply pushdown accounting in its separate financial statements upon a change-in-control event in which an acquirer obtains control of the entity. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The guidance is effective November 18, 2014. The adoption of this accounting standards update did not have an impact on the Company’s consolidated financial statements.

Accounting Pronouncements – To be adopted

Discontinued Operations – In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which requires that a disposal representing a strategic shift that has or will have a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The guidance is effective for the interim and annual periods beginning on or after December 15, 2014 with early adoption permitted only for disposals that have not been previously reported. The Company will adopt this guidance on January 1, 2015.

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

Stock-Based Compensation – In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The guidance is effective for the interim and annual periods beginning on or after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. The Company is evaluating the impact, if any, of adopting this new accounting guidance on its consolidated financial statements.

Note 2 – CCT Agreements

On January 29, 2014, the Company entered into an agreement (the “CCT Agreement”) with Chengshan Group Company Ltd. (“Chengshan”) and The Union of Cooper Chengshan (Shandong) Tire Company Co., Ltd. (the “Union”) regarding CCT that, among other matters, provided Chengshan, with certain conditions and exceptions, a limited contractual right to either (i) purchase the Company’s 65 percent equity interest in CCT for 65 percent of the Option Price (as defined below) or (ii) sell its 35 percent equity interest in CCT to the Company for 35 percent of the Option Price. In the event Chengshan elected not to exercise its right to purchase the Company’s equity interest or sell its interest in CCT to the Company, the Company had the right to purchase Chengshan’s 35 percent equity interest in CCT for 35 percent of the Option Price subject to certain conditions. In the event neither Chengshan nor the Company exercised their respective options prior to their expiration, the agreement allowed for continuation of the joint venture as currently structured.

The “Option Price” under the CCT Agreement was defined as the greater of (i) the fair market value of CCT on a stand-alone basis, which value will not take into consideration the value of the trademarks and technologies licensed by the Company to CCT, as determined by an internationally recognized valuation firm (the “CCT valuation”) and (ii) $435,000.

Under the terms of the CCT Agreement, once the Option Price was determined, the noncontrolling shareholder had 45 days to elect to either purchase the Company’s 65 percent ownership interest in CCT for 65 percent of the Option Price or sell to the Company its 35 percent ownership interest in CCT at 35 percent of the Option Price or do neither. If the noncontrolling shareholder did not exercise these options, the options would expire and the Company would have the right to purchase the noncontrolling shareholder’s 35 percent ownership interest in CCT at 35 percent of the Option Price. The CCT Agreement provided that, if the CCT valuation is not provided on or before August 11, 2014 (the “Option Commencement Deadline”), the options of both parties would terminate and be of no effect unless the Company, at its sole discretion, elected to extend the deadline for the CCT valuation. On August 11, 2014, the Company extended the Option Commencement Deadline from August 11, 2014 to August 14, 2014 to allow the parties to finalize the Option Agreement, as defined below and related matters.

As contemplated by the CCT Agreement, on August 14, 2014, the Company, Cooper Tire Investment Holding (Barbados) Ltd., a wholly owned subsidiary of CTB, Chengshan and Prairie Investment Limited (“Prairie”), a wholly owned subsidiary of Chengshan, entered into an option agreement (the “Option Agreement”). The Option Agreement further extended the Option Commencement Deadline until August 24, 2014. Furthermore, the Option Agreement, among other matters, set forth the details for exercising the options under the CCT Agreement and effecting the transactions pursuant thereto.

The CCT Agreement and the Option Agreement were separate and in addition to the purchase, sale, transfer, right of first refusal and other protective rights set forth in the existing joint venture agreement between the Company and Chengshan with respect to CCT, which continued to be in effect and fully operational.

The Company determined the CCT Agreement constituted an accounting extinguishment and new issuance of the Chengshan Group’s equity interest in CCT. In accordance with ASC 810, “Consolidation”, changes in a parent’s interest while the parent retains its controlling financial interest in its subsidiary shall be accounted for as equity transactions. Therefore, gains and losses are not recorded in the Consolidated Statement of Income as a result of the CCT Agreement. The Company was required to measure the noncontrolling shareholder interest at fair value as of January 29, 2014, the transaction date (the “Transaction Date Assessment”).

The measurement of the noncontrolling shareholder interest as of the transaction date related to the CCT Agreement was determined by assessing CCT as an ongoing component of the Company’s operations. The CCT Agreement Transaction Date Assessment was not meant to be representative of the fair market value of CCT as a stand-alone entity as defined by the CCT Agreement. Further, the Transaction Date Assessment also considered specific discounts attributable to a noncontrolling shareholder interest, including discounts for lack of control of the entity and lack of marketability. Any adjustment to the noncontrolling shareholder interest as a result of the Transaction Date Assessment was offset by a reduction to Capital in excess of par value, to the extent available, with any remaining amount treated as a reduction in Retained earnings.

In addition, because the CCT Agreement provided put and call options to the noncontrolling shareholder interest owner, these options were measured at fair value (the “Options Assessment”). Adjustments to the carrying value of the noncontrolling shareholder interest as a result of the Options Assessment were to be treated like a dividend to the noncontrolling shareholder interest owner. Any adjustment to the noncontrolling shareholder interest as a result of the Options Assessment was to be offset by a reduction to Retained earnings and reflected in the computation of earnings per share available to the Company’s common stockholders.

Further, as a result of the CCT Agreement, during the term of its put option rights, the noncontrolling shareholder interest in CCT had redemption features that were not within the control of the Company. Accordingly, the noncontrolling shareholder interest in CCT was recorded outside of total equity during the interim period between the CCT Agreement and eventual date of sale as described below. If the Transaction Date Assessment and Options Assessment resulted in a noncontrolling shareholder interest that was less than 35 percent of the minimum Option Price, ASC 480, “Distinguishing Liabilities from Equity”, requires that the noncontrolling shareholder interest be adjusted to 35 percent of the minimum Option Price.

The Company’s CCT Agreement Transaction Date Assessment, in accordance with the appropriate accounting guidance, resulted in an adjustment to the redeemable noncontrolling shareholder interest of $28,285, increasing the total noncontrolling shareholder interest to $152,250. The Options Assessment did not result in any further adjustment to the redeemable noncontrolling shareholder interest. The redeemable noncontrolling shareholder interest was classified outside of permanent equity on the Company’s Consolidated Balance Sheet, in accordance with the authoritative accounting guidance.

On August 24, 2014, the CCT valuation was completed by an internationally recognized valuation firm. The CCT valuation amount was approximately $437,700. As contemplated by the CCT Agreement, the CCT Valuation amount was to be used as the Option Price, as it was greater than $435,000. Subsequent to the Transaction Date Assessment, in accordance with ASC 480, the carrying value of the redeemable noncontrolling shareholder interest was evaluated to determine if the redemption value as of the reporting date exceeded the carrying value. At September 30, 2014, no adjustment to the redeemable noncontrolling shareholder interest was required as the carrying value of $168,435 was greater than the redemption value of $153,206, which is 35 percent of the CCT valuation amount of $437,700.

The Company determined that the recurring fair value measurements related to CCT relied primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlements of liabilities, as observable inputs are not available and, as such, reside within Level 3 of the fair value hierarchy as defined in Note 11 – Fair Value of Financial Instruments. The Company utilized third parties to assist in the determination of the fair value of CCT based upon internal and external inputs considering various relevant market transactions, discounted cash flow valuation methods and probability weighting, among other factors.

In October 2014, the Company received the required documentation from the noncontrolling shareholder interest owner indicating its intent to exercise its call option under the CCT Agreement. On November 26, 2014, the Chinese State Administration for Industry & Commerce issued a new business license for CCT and on November 30, 2014, the Company completed the sale of its 65 percent ownership interest in CCT to Prairie, all in accordance with the previously described option agreement between the Company and Chengshan, referred to as the “Sale”. Under the terms of the CCT agreement, the Company received approximately $262,000, in cash, net of taxes and including dividends. The sale of CCT resulted in a gain on sale, net of tax, of $55,704. The gain on sale is recorded on the Company’s Consolidated Statement of Income as Gain on sale of interest in subsidiary. Subsequent to the Sale, the Company continues to have off-take rights, with CCT agreeing to produce Cooper branded products until mid-2018.

The Company evaluated the Sale to determine if it met the discontinued operations criteria in accordance with ASC 205 “Presentation of Financial Statements”. Based upon the Company’s significant continuing involvement in the operations of CCT through the off-take agreements, the Sale is not deemed to meet the discontinued operations criteria. CCT will be presented in the Consolidated Financial Statements of the Company through the Sale date.

The following table reflects the results of CCT included in the Company’s Consolidated Statements of Income for the years ended December 31:

	2012	2013	2014

Net Sales
External Customers	$749	$640	$546
Intercompany	282	127	121

	$1,031	$767	$667

Operating Profit	$111	$75	$77

Net income attributable to Cooper Tire & Rubber Company	$51	$33	$39

Note 3 – Acquisitions

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

During the first quarter of 2012, the Company received approximately $10,600 of grants from the government of Serbia to be used to fund capital expenditures. The Company does not have to re-pay the grants contingent upon the Company investing approximately $63,700 (including the original purchase price) over the next three years and maintaining a minimum employment level during the period. At December 31, 2013, the Company had recorded $1,268 of restricted cash on the Consolidated Balance Sheets representing the proportionate share of the capital expenditures yet to be made. As of December 31, 2014, the Company has satisfied the criteria listed and does not have to re-pay the grants.

Note 4 – Inventories

Inventory costs are determined using the LIFO method for substantially all U.S. inventories. The current cost of this inventory under the FIFO method was $432,906 and $419,977 at December 31, 2013 and 2014, respectively. These FIFO values have been reduced by approximately $161,436 and $126,231 at December 31, 2013 and 2014, respectively, to arrive at the LIFO value reported on the Consolidated Balance Sheets. The remaining inventories have been valued under the FIFO or average cost method. All inventories are stated at the lower of cost or market.

Note 5 – Other Current Assets

Other current assets at December 31 were as follows:

	2013	2014
Deferred tax assets	$44,168	$40,996
Value added tax recoverable	1,863	11,962
Income tax recoverable	29,590	9,613
Other	16,893	18,539

	$92,514	$81,110

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

During the fourth quarter of 2013, the Company completed its annual goodwill and intangible assets impairment tests and no impairment was indicated. During the fourth quarter of 2014, the Company wrote off the intangible assets of CCT in connection with the sale of its interest in the subsidiary. The Company also wrote off approximately $13,636 of fully amortized intangible assets determined to no longer hold value at the time of its intangible asset impairment review.

The following table presents intangible assets and accumulated amortization balances as of December 31, 2013 and 2014:

	December 31, 2013			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived:
Capitalized software costs	$160,979	$(31,771)	$129,208	$161,589	$(39,831)	$121,758
Land use rights	20,041	(3,802)	16,239	3,465	(540)	2,925
Trademarks and tradenames	10,973	(6,850)	4,123	8,800	(6,188)	2,612
Patents and technology	14,637	(14,634)	3	—	—	—
Other	7,215	(6,297)	918	3,123	(2,451)	672

	213,845	(63,354)	150,491	176,977	(49,010)	127,967

Indefinite-lived:
Trademarks	9,817	—	9,817	9,817	—	9,817

	$223,662	$(63,354)	$160,308	$186,794	$(49,010)	$137,784

Estimated amortization expense over the next five years is as follows: 2015 - $9,973, 2016 - $10,693, 2017 - $15,502, 2018 - $17,591 and 2019 - $17,437.

Note 7 - Other Assets

Other assets at December 31 were as follows:

	2013	2014

Tax incentives	$12,622	$12,509
Other	2,904	4,196

	$15,526	$16,705

Note 8 - Accrued Liabilities

Accrued liabilities at December 31 were as follows:

	2013	2014

Products liability	$70,472	$69,892
Payroll and withholdings	59,158	52,727
Other postretirement benefits	14,213	14,562
Advertising	12,146	11,428
Warranty	20,917	8,331
Other	34,184	27,392

	$211,090	$184,332

Note 9 - Income Taxes

Components of income from continuing operations before income taxes and noncontrolling shareholders’ interests were as follows:

	2012	2013	2014
United States	$206,853	$107,918	$165,888
Foreign	161,597	105,053	182,631

Total	$368,450	$212,971	$348,519

The provision (benefit) for income tax for continuing operations consisted of the following:

	2012	2013	2014
Current:
Federal	$67,921	$7,879	$46,270
State and local	9,812	2,576	8,678
Foreign	38,082	34,922	53,120

	115,815	45,377	108,068
Deferred:
Federal	(4,225)	26,647	5,282
State and local	(573)	7,255	82
Foreign	5,007	127	(1,735)

	209	34,029	3,629

	$116,024	$79,406	$111,697

A reconciliation of income tax expense (benefit) for continuing operations to the tax based on the U.S. statutory rate is as follows:

	2012	2013	2014
Income tax provision at 35%	$128,958	$74,540	$121,982

State and local income tax, net of federal income tax effect	4,391	4,414	7,123

U.S. tax credits	—	(2,334)	(1,455)

Difference in effective tax rates of international operations	(16,545)	(9,633)	(35,095)

Tax on gain from sale of CCT	—	—	21,767

Tax law or rate change	2,016	3,702	—

Valuation allowance	(181)	4,001	1,382

Other - net	(2,615)	4,716	(4,007)

Income tax expense	$116,024	$79,406	$111,697

Payments for income taxes in 2012, 2013 and 2014, net of refunds, were $97,093, $76,782 and $63,390, respectively.

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31 were as follows:

	2013	2014
Deferred tax assets:
Postretirement and other employee benefits	$175,643	$224,123
Products liability	67,587	68,355
Net operating loss, capital loss, and tax credits carryforwards	28,947	28,812
All other items	51,213	48,087

Total deferred tax assets	323,390	369,377

Deferred tax liabilities:
Property, plant and equipment	(134,075)	(141,374)
All other items	(7,736)	(10,455)

Total deferred tax liabilities	(141,811)	(151,829)

	181,579	217,548
Valuation allowances	(32,370)	(33,303)

Net deferred tax asset	$149,209	$184,245

At December 31, 2014, the Company has apportioned state tax losses of $13,405 and foreign tax losses of $45,098 available for carryforward. The Company has used all of the U.S. federal tax credits available, and has state tax credits of $613 in addition to a U.S. capital loss of $52,505 available for carryforward. Valuation allowances have been provided for those items for which, based upon an assessment, it is more likely than not that some portion may not be realized. The U.S. federal and state tax attributes and state loss carryforwards will expire from 2015 through 2026. A portion of the foreign tax losses expired in 2014, with additional losses expected to expire in 2015. The remaining U.S. capital loss carryforward will expire in 2015.

The Company applies the rules under ASC 740-10 in its Accounting for Uncertainty in Income Taxes for uncertain tax positions using a “more likely than not” recognition threshold. Pursuant to these rules, the Company will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company’s estimate of the largest amount that meets the more likely than not recognition threshold. The Company’s unrecognized tax benefits, exclusive of interest, totaled approximately $8,314 at December 31, 2014, as itemized in the tabular roll forward below. The unrecognized tax benefits at December 31, 2014 relate to uncertain tax positions in tax years 2011 through 2014.

	2012	2013	2014
Balance at January 1	$987	$5,138	$5,878
Settlements for tax positions of prior years	—	(409)	—
Additions for tax positions of the current year	4,195	566	230
Additions for tax positions of prior years	181	1,054	2,206
Reductions for tax positions of prior years	(225)	(471)	—

Balance at December 31	$5,138	$5,878	$8,314

Of this amount, the effective rate would change upon the recognition of approximately $8,314 of these unrecognized tax benefits. The Company accrued, through the tax provision, approximately $27, $138 and $261 of interest expense for 2012, 2013 and 2014, respectively. At December 31, 2014, the Company has $425 interest accrued as an ASC 740-10 reserve.

The Company generally considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States. In the event that the Company plans to repatriate foreign earnings, the income tax provision would be adjusted in the period it is determined that the earnings will no longer be indefinitely invested outside the United States. During 2015, the Company plans to remit dividends from one of its non-U.S. subsidiaries. As a result of this decision made in 2014, the Company assessed the need for incremental U.S. income and foreign withholding tax on the anticipated amount. This assessment resulted in no additional tax expense being recorded. The remaining portion of the Company’s foreign earnings is considered to be indefinitely reinvested outside the United States. The Company has not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $516,292 of these undistributed earnings. It is not practicable to determine the amount of additional U.S. income taxes that could be payable upon remittance of these earnings since taxes payable would be reduced by foreign tax credits based upon income tax laws and circumstances at the time of distribution, plus the uncertainty in estimating the impacts of future exchange rates.

The Company operates in multiple jurisdictions throughout the world. The Company has effectively settled U.S. federal tax examinations for years before 2011 and state and local examinations for years before 2010, with limited exceptions. Furthermore, the Company’s non-U.S. subsidiaries are no longer subject to income tax examinations in major foreign taxing jurisdictions for years prior to 2008. The income tax returns of various subsidiaries in various jurisdictions are currently under examination and it is possible that these examinations will conclude within the next twelve months. However, it is not possible to estimate net increases or decreases to the Company’s unrecognized tax benefits during the next twelve months.

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

On November 9, 2007, the Company and its subsidiary, Max-Trac Tire Co., Inc., entered into a Loan and Security Agreement (the “Credit Agreement”) with a consortium of four banks. This Credit Agreement provides a $200,000 credit facility to the Company and Max-Trac Tire Co., Inc. The Credit Agreement is a revolving credit facility and is secured by the Company’s U.S. inventory, certain North American accounts receivable that have not been previously pledged and general intangibles related to the foregoing. The Credit Agreement has a maturity date of July 2016. Borrowings under the Credit Agreement bear a margin based on the London Interbank Offered Rate.

The Credit Agreement and the accounts receivable securitization facility have no significant financial covenants until availability is reduced to specified levels. There were no borrowings under the Credit Agreement or the accounts receivable securitization facility at December 31, 2013. Borrowing under the accounts receivable securitization facility was $40,000 at December 31, 2014. Amounts used to secure letters of credit totaled $45,100 and $39,200 at December 31, 2013 and 2014, respectively. The Company’s additional borrowing capacity, net of amounts used to back letters of credit and based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at December 31, 2014, was $250,600.

The Company’s consolidated operations in Asia have renewable unsecured credit lines that provide up to $132,800 of borrowings and do not contain financial covenants. The additional borrowing capacity on the Asian credit lines, based on eligible collateral and the short-term notes payable, totaled $116,400 at December 31, 2014.

In 2010, Industrial Revenue Bonds (IRBs) were issued by the City of Texarkana to finance the design, equipping, construction and start-up of the expansion of the Texarkana manufacturing facility in return for real estate and equipment located at the Company’s Texarkana tire manufacturing plant. Because the assets related to the expansion provide security for the bonds issued by the City of Texarkana, the City retains title to the assets which in turn provides a 100 percent property tax exemption to the Company. However, the Company has recorded the property in its Consolidated Balance Sheets, along with a capital lease obligation to repay the proceeds of the IRB because the arrangement is cancelable at any time at the Company’s request. The Company has also purchased the IRBs and therefore is the bondholder as well as the borrower/lessee of the property purchased with the IRB proceeds. The capital lease obligation and IRB asset are recorded net in the Consolidated Balance Sheets. At December 31, 2013 and 2014, the assets and liabilities associated with these City of Texarkana IRBs were $20,000.

The following table summarizes the long-term debt of the Company at December 31, 2013 and 2014. The unsecured notes outstanding as of December 31, 2013 were eliminated as a result of the sale of the Company’s interest in CCT in November 2014. The secured notes due in 2016 are guaranteed by certain plant assets of the Company’s COOCSA subsidiary. Except for these secured notes and capitalized leases and other, the long-term debt is due in an aggregate principal payment on the due date:

	2013	2014
Parent company
8% unsecured notes due December 2019	$173,578	$173,578
7.625% unsecured notes due March 2027	116,880	116,880
Capitalized leases and other	8,662	8,062

	299,120	298,520
Subsidiaries
4.27% to 6.15% unsecured notes due in 2014	15,560	—
4.27% to 4.70% unsecured notes due in 2015	8,554	—
4.00% to 6.15% unsecured notes due in 2016	11,036	—
5.46% and 5.63% secured notes due in 2016	4,557	2,526

	39,707	2,526

	338,827	301,046
Less current maturities	17,868	2,115

	$320,959	$298,931

Over the next five years, the Company has payments related to the above debt of: 2015 - $2,115, 2016 - $1,610, 2017 - $600, 2018 - $600 and 2019 - $174,178. In addition, the Company has short-term notes payable of $64,551 due in 2015. The short-term notes payable consist of $40,000 borrowed under the accounts receivable securitization facility discussed above and $24,551 borrowed by the Company’s partially-owned, consolidated subsidiary operations in the PRC and Mexico. The weighted average interest rate of the short-term notes payable at December 31, 2013 and 2014 was 5.15 percent and 1.67 percent, respectively.

Interest paid on debt during 2012, 2013 and 2014 was $38,727, $30,694 and $30,346, respectively. The amount of interest capitalized was $7,649, $3,068 and $1,878 during 2012, 2013 and 2014, respectively. The larger amount of capitalized interest in 2012 is related to the Company’s global ERP project.

Note 11 - Fair Value of Financial Instruments

Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. Exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations are offset by the change in values of the fair value foreign currency hedges. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish kronar, Mexican peso and Chinese yuan generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2013 and 2014 was $148,036 and $170,750, respectively. The counterparties to each of these agreements are major commercial banks. Management believes that the probability of losses related to credit risk on derivative financial instruments is unlikely.

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

Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately $398 and $5,719 as of December 31, 2013 and 2014, respectively) are recorded as a separate component of stockholders’ equity in the accompanying consolidated balance sheets and reclassified into earnings as the hedged transaction affects earnings.

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

The derivative instruments are subject to master netting arrangements with the counterparties to the contracts. The following table presents the location and amounts of derivative instrument fair values in the Consolidated Balance Sheets:

	Year ended December 31
Assets/(Liabilities)	2013	2014

Designated as hedging instruments:
Gross amounts recognized	$2,702	$6,483
Gross amounts offset	(2,232)	(504)

Net amounts	470	5,979

Not designated as hedging instruments:
Gross amounts recognized	(121)	—
Gross amounts offset	—	—

Net amounts	(121)	—

Other current assets	$349	$5,979

The following table presents the location and amount of gains and losses on derivative instruments in the Consolidated Statements of Income:

Derivatives Designated as Cash Flow Hedges	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Amount of Gain Reclassified from Cumulative Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Year ended Dec. 31, 2012	$(1,770)	$5,699	$256
Year ended Dec. 31, 2013	$2,943	$1,085	$(122)
Year ended Dec. 31, 2014	$9,020	$3,699	$(188)

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Year ended Dec. 31, 2012	Other income (expense)	$590
Year ended Dec. 31, 2013	Other income (expense)	$(366)
Year ended Dec. 31, 2014	Other income (expense)	$121

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

The valuation of foreign exchange forward contracts was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2013 and December 31, 2014, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2014:

	December 31, 2013
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)

Foreign Exchange Contracts	$349	$—	$349	$—

Stock-based Liabilities	$(12,462)	$(12,462)	$—	$—

	December 31, 2014
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)

Foreign Exchange Contracts	$5,979	$—	$5,979	$—

Stock-based Liabilities	$(19,079)	$(19,079)	$—	$—

The following table presents the movement in the Level 3 fair value measurements for the year ended December 31, 2014.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Redeemable noncontrolling shareholder interest
Year Ended December 31, 2014
Beginning Balance	$—
Transfer into Level 3 - Redeemable noncontrolling shareholder interest	(152,250)
Adjustment for CCT valuation amount	(956)
Sale of interest in subsidiary	153,206

Ending Balance	$—

The fair value of the Company’s debt was based upon prices of similar instruments in the marketplace. The carrying amounts and fair values of the Company’s financial instruments were as follows:

	December 31, 2013		December 31, 2014
	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Instruments Level (1)	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Instruments Level (1)
Cash and cash equivalents	$397,731	$397,731	$551,652	$551,652
Notes receivable	86,965	86,965	4,546	4,546
Restricted cash	2,759	2,759	653	653
Notes payable	(22,105)	(22,105)	(64,551)	(64,551)
Current portion of long-term debt	(17,868)	(17,868)	(2,115)	(2,115)
Long-term debt	(320,959)	(334,759)	(298,931)	(325,431)

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

Participation in the Company’s defined contribution plans is voluntary. The Company matches certain plan participants’ contributions up to various limits. Participants’ contributions are limited based on their compensation and, for certain supplemental contributions which are not eligible for company matching, based on their age. Expense for those plans was $12,003, $12,522 and $12,510 for 2012, 2013 and 2014, respectively.

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

In accordance with U.S. GAAP, the Company recognizes the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of its pension and OPEB plans and the net unrecognized actuarial losses and unrecognized prior service costs in the Consolidated Balance Sheets. The unrecognized actuarial losses and unrecognized prior service costs (components of cumulative other comprehensive loss in the stockholders’ equity section of the balance sheet) will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit costs in the same periods will be recognized as a component of other comprehensive income.

The following table reflects changes in the projected obligations and fair market values of assets in all defined benefit pension and other postretirement benefit plans of the Company:

	2013			2014
	Pension Benefits			Pension Benefits			Other Postretirement Benefits
	Domestic	International	Total	Domestic	International	Total	2013	2014

Change in benefit obligation:
Projected Benefit Obligation at January 1	$1,064,070	$374,925	$1,438,995	$973,276	$431,146	$1,404,422	$308,226	$252,866
Service cost - employer	11,879	8	11,887	9,760	8	9,768	3,813	2,404
Interest cost	38,751	15,661	54,412	42,842	19,620	62,462	10,791	11,305
Actuarial (gain)/loss	(82,219)	47,613	(34,606)	137,217	47,015	184,232	(59,898)	24,294
Benefits paid	(59,205)	(14,362)	(73,567)	(57,995)	(14,631)	(72,626)	(10,066)	(12,002)
Foreign currency translation effect	—	7,301	7,301	—	(25,926)	(25,926)	—	—

Projected Benefit Obligation at December 31	$973,276	$431,146	$1,404,422	$1,105,100	$457,232	$1,562,332	$252,866	$278,867

Change in plans’ assets:
Fair value of plans’ assets at January 1	$745,871	$259,703	$1,005,574	$823,790	$288,524	$1,112,314	$—	$—
Actual return on plans’ assets	101,400	28,371	129,771	56,284	65,128	121,412	—	—
Employer contribution	35,724	8,485	44,209	35,746	12,454	48,200	—	—
Benefits paid	(59,205)	(14,362)	(73,567)	(57,995)	(14,631)	(72,626)	—	—
Foreign currency translation effect	—	6,327	6,327	—	(20,627)	(20,627)	—	—

Fair value of plans’ assets at December 31	$823,790	$288,524	$1,112,314	$857,825	$330,848	$1,188,673	$—	$—

Funded status	$(149,486)	$(142,622)	$(292,108)	$(247,275)	$(126,384)	$(373,659)	$(252,866)	$(278,867)

Amounts recognized in the balance sheets:
Accrued liabilities	$(300)	$—	$(300)	$(300)	$—	$(300)	$(14,213)	$(14,562)
Postretirement benefits other than pensions	—	—	—	—	—	—	(238,653)	(264,305)
Pension benefits	(149,186)	(142,622)	(291,808)	(246,975)	(126,384)	$(373,359)	—	—

Included in cumulative other comprehensive loss at December 31, 2013 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of ($3,301) (($2,427) net of tax) and unrecognized actuarial losses of $526,501 ($473,723 net of tax).

Included in cumulative other comprehensive loss at December 31, 2014 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of ($2,736) (($2,078) net of tax) and unrecognized actuarial losses of $647,115 ($546,502 net of tax). The prior service credit and actuarial loss included in cumulative other comprehensive loss that are expected to be recognized in net periodic benefit cost during the fiscal year-ended December 31, 2015 are ($566) and $46,876, respectively.

The accumulated benefit obligation for all defined benefit pension plans was $1,401,109 and $1,558,908 at December 31, 2013 and 2014, respectively.

Weighted average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2013	2014	2013	2014
All plans
Discount rate	4.53%	3.70%	4.60%	3.80%

Domestic plans
Discount rate	4.55%	3.75%	4.60%	3.80%

Foreign plans
Discount rate	4.49%	3.59%	—	—

At December 31, 2014, the weighted average assumed annual rate of increase in the cost of medical benefits was 7.00 percent for 2015 trending linearly to 4.50 percent per annum in 2023.

	Pension Benefits - Domestic			Pension Benefits - International
	2012	2013	2014	2012	2013	2014
Components of net periodic benefit cost:
Service cost	$9,415	$11,879	$9,760	$725	$8	$8
Interest cost	43,005	38,751	42,842	17,106	15,661	19,620
Expected return on plan assets	(43,269)	(51,284)	(56,661)	(15,323)	(14,981)	(19,977)
Amortization of prior service cost	—	—	—	(185)	—	—
Amortization of actuarial loss	36,818	44,370	28,021	6,818	6,564	8,452
Cooper Avon curtailment gain	—	—	—	(7,460)	—	—

Net periodic benefit cost	$45,969	$43,716	$23,962	$1,681	$7,252	$8,103

	Other Post Retirement Benefits
	2012	2013	2014
Components of net periodic benefit cost:
Service cost	$4,161	$3,813	$2,404
Interest cost	12,532	10,791	11,305
Amortization of prior service cost	(688)	(566)	(566)
Amortization of actuarial loss	3,076	1,915	—

Net periodic benefit cost	$19,081	$15,953	$13,143

Effective April 6, 2012, the Company amended the Cooper Avon Pension Plan to freeze all future pension benefits. As a result of this amendment, the Company recognized a pre-tax pension curtailment gain of $7,460 which was credited to cost of goods sold in the second quarter of 2012. This curtailment gain represents the prior service credit from a previous plan amendment.

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2012	2013	2014	2012	2013	2014
All plans
Discount rate	4.83%	3.92%	4.53%	4.15%	3.60%	4.60%
Expected return on plan assets	6.86%	6.75%	6.91%	—	—	—
Rate of compensation increase	0.86%	0.00%	0.00%	—	—	—

Domestic plans
Discount rate	4.80%	3.75%	4.55%	4.15%	3.60%	4.60%
Expected return on plan assets	7.00%	7.00%	7.00%	—	—	—

Foreign plans
Discount rate	4.92%	4.39%	4.49%	—	—	—
Expected return on plan assets	6.43%	6.01%	6.66%	—	—	—
Rate of compensation increase	3.17%	0.00%	0.00%	—	—	—

The following table lists the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets at December 31, 2013 and 2014:

	2013		2014
	Projected benefit obligation exceeds plan assets	Accumulated benefit obligation exceeds plan assets	Projected benefit obligation exceeds plan assets	Accumulated benefit obligation exceeds plan assets

Projected benefit obligation	$1,404,422	$1,404,422	$1,562,333	$1,562,333
Accumulated benefit obligation	1,401,109	1,401,109	1,558,908	1,558,908
Fair value of plan assets	1,112,314	1,112,314	1,188,673	1,188,673

Assumed health care cost trend rates for other postretirement benefits have a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Percentage Point
	Increase	Decrease
Increase (decrease) in total service and interest cost components	$72	$(63)

Increase (decrease) in the postretirement benefit obligation	1,889	(1,665)

The table below presents the Company’s weighted average asset allocations for its domestic and U.K. pension plans’ assets at December 31, 2013 and December 31, 2014 by asset category. Certain amounts for 2013 have been reclassified to conform to the current year presentation.

	U.S. Plans		U.K. Plan
Asset Category	2013	2014	2013	2014

Equity securities	59%	53%	51%	20%
Debt securities	41	47	40	72
Other investments	0	0	5	8
Cash	0	0	4	0

Total	100%	100%	100%	100%

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

The fair market value of U.S. plan assets was $823,790 and $857,825 at December 31, 2013 and 2014, respectively. The fair market value of the U.K. plan assets was $286,158 and $328,802 at December 31, 2013 and 2014, respectively. The fair market value of the German pension plan assets was $2,366 and $2,046 at December 31, 2013 and 2014, respectively.

The table below classifies the assets of the U.S. and U.K. plans using the Fair Value Hierarchy described in Note 12 – Fair Value of Financial Instruments. Certain amounts for 2013 have been reclassified to conform to the current year presentation including reclassifying $31,458 from Level 1 Cash and Cash Equivalents to Level 2 Fixed income securities.

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
December 31, 2013
United States plans
Cash & Cash Equivalents	$775	$775	$—	$—
Equity securities	484,822	187,685	297,137	—
Fixed income securities	338,193	123,776	214,417	—

	$823,790	$312,236	$511,554	$—

United Kingdom plan
Cash & Cash Equivalents	$12,418	$12,418	$—	$—
Equity securities	146,575	146,575	—	—
Fixed income securities	113,250	113,250	—	—
Other investments	13,915	—	—	13,915

	$286,158	$272,243	$—	$13,915

December 31, 2014
United States plans
Cash & Cash Equivalents	$770	$770	$—	$—
Equity securities	451,893	153,129	298,764	—
Fixed income securities	405,162	137,693	267,469	—

	$857,825	$291,592	$566,233	$—

United Kingdom plan
Cash & Cash Equivalents	$935	$935	$—	$—
Equity securities	67,224	67,224	—	—
Fixed income securities	234,775	234,775	—	—
Other investments	25,868	—	12,775	13,093

	$328,802	$302,934	$12,775	$13,093

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

The following table details the activity in this investment for the year ended December 31, 2013 and 2014:

	2013	2014

Balance at January 1	$13,822	$13,915

Contributions	642	133
Disbursements	(642)	(133)
Change in fair value	(170)	—
Foreign currency translation effect	263	(822)

Balance at December 31	$13,915	$13,093

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

During 2014, the Company contributed $48,200 to its domestic and foreign pension plans, and during 2015, the Company expects to contribute between $45,000 and $55,000 to its domestic and foreign pension plans.

The Company estimates its benefit payments for its domestic and foreign pension plans and other postretirement benefit plans during the next ten years to be as follows:

	Pension Benefits	Other Postretirement Benefits

2015	$80,300	$14,600
2016	78,400	15,000
2017	79,700	15,400
2018	80,600	15,600
2019	81,700	16,000
2020 through 2024	425,800	82,900

Note 13 - Other Long-Term Liabilities

Other long-term liabilities at December 31 were as follows:

	2013	2014
Products liability	$119,041	$108,999
Deferred compensation	12,462	19,079
Other	26,415	24,697

	$157,918	$152,775

Note 14 - Common Stock

Share Repurchase Program

On August 6, 2014, the Company entered into a $200,000 ASR program with the ASR Counterparty to repurchase shares of the Company’s common stock. Under the ASR program, the Company paid $200,000 to the ASR Counterparty and received 5,567,154 shares of its common stock from the ASR Counterparty, which represents approximately 80 percent of the shares expected to be purchased pursuant to the ASR program, based on the closing price on August 6, 2014. The total number of shares to be repurchased under the ASR program will be based generally on the volume-weighted average price of the Company’s common stock, less a discount, during the repurchase period, subject to provisions that set a minimum and maximum number of shares. The total number of shares to be repurchased will be determined on final settlement, which the Company expects to occur no later than the final repurchase date in February 2015, although settlement may be accelerated or delayed under certain circumstances. The ASR program is accounted for as treasury stock repurchase transactions, reducing the weighted average number of basic and diluted common shares outstanding by the 5,567,154 shares initially repurchased, and as a forward contract indexed to the Company’s own common stock for the future settlement provisions. The forward contract is accounted for as an equity instrument.

Reserved Shares

There were 10.5 million common shares reserved for grants under compensation plans and contributions to the Company’s Spectrum Investment Savings Plan and Pre-Tax Savings plans at December 31, 2014. The Company eliminated the option for plan participants in the Company’s Spectrum Investment Savings Plan and Pre-Tax Savings plans to invest in the Company’s common stock in March 2014.

Note 15 - Stock-Based Compensation

The Company’s incentive compensation plans allow the Company to grant awards to certain employees in the form of stock options, stock awards, RSUs, stock appreciation rights, PSUs, dividend equivalents and other awards. Compensation related to these awards is determined based on the fair value on the date of the grant and is amortized to expense over the vesting period. For RSUs and PSUs, the Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire. Awards settled in common shares have been settled with treasury shares. If awards can be settled in cash, these awards are recorded as liabilities and marked to market.

The following table discloses the amount of stock-based compensation expense:

	Stock-Based Compensation
	2012	2013	2014
Stock options	$3,388	$3,934	$4,218
Stock awards	67	—	—
Restricted stock units	1,169	1,092	2,206
Performance stock units	3,412	1,947	2,623

Total stock-based compensation	$8,036	$6,973	$9,047

Stock Options

The 2001, 2006, 2010 and 2014 incentive compensation plans provide for granting options to key employees to purchase common shares at prices not less than market at the date of grant. Options under these plans may have terms of up to ten years becoming exercisable in whole or in consecutive installments, cumulative or otherwise. The plans allow the granting of nonqualified stock options which are not intended to qualify for the tax treatment applicable to incentive stock options under provisions of the Internal Revenue Code.

The Company’s 2002 nonqualified stock option plan provides for granting options to directors who are not current or former employees of the Company to purchase common shares at prices not less than market at the date of grant. Options granted under this plan have a term of ten years and become exercisable one year after the date of grant.

In April 2009, executives participating in the 2009 – 2011 Long-Term Incentive Plan were granted 1,155,000 stock options which vested one third each year through April 2012. This plan does not contain any performance-based criteria. In March 2010, executives participating in the 2010 – 2012 Long-Term Incentive Plan were granted 303,120 stock options which vested one third each year through March 2013. During 2011, executives participating in the 2011 – 2013 Long-Term Incentive Plan were granted 311,670 stock options, which vested one-third each year through 2014. In February 2012, executives participating in the 2012 – 2014 Long-Term Incentive Plan were granted 589,934 stock options which will vest one-third each year through February 2015. In February 2013, executives participating in the 2013-2015 Long-Term Incentive Plan were granted 330,639 stock options, which will vest one-third each year through February 2016. In February 2014, executives participating in the 2014-2016 Long-Term Incentive Plan were granted 380,064 stock options, which will vest one-third each year through February 2017. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2012	2013	2014
Risk-free interest rate	1.2%	1.2%	2.0%
Dividend yield	2.7%	1.7%	1.8%
Expected volatility of the Company’s common stock	0.644	0.646	0.640
Expected life in years	6.0	6.0	6.0

The weighted average fair value of options granted in 2012, 2013 and 2014 was $7.33, $12.97 and $12.26, respectively. Compensation expense for these options is recorded over the vesting period.

Summarized information for the plans follows:

	Number of Shares	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value (thousands)
Outstanding at January 1, 2014	1,710,244	$19.09
Granted	380,064	23.96
Exercised	(245,745)	18.11
Canceled	(78,641)	20.76

Outstanding at December 31, 2014	1,765,922	20.20	$25,514

Exercisable at December 31, 2014	992,759	18.55	15,985

Available for Grant at December 31, 2014	2,834,394

	Year ended December 31
	2012	2013	2014
Weighted average grant-date fair value of options granted (per share)	$7.33	$12.97	$12.26

Aggregate intrinsic value of options exercised (thousands)	$10,256	$877	$2,711

Total fair value of shares vested (thousands)	$2,641	$3,407	$3,905

The weighted average remaining contractual life of options outstanding at December 31, 2014 is 7.0 years. Approximately 393,157 stock options will become exercisable over the next twelve months.

Segregated disclosure of options outstanding at December 31, 2014 was as follows:

	Range of Exercise Prices
	Less than or equal to $15.63	Greater than $15.63

Options outstanding	597,663	1,168,259

Weighted average exercise price	$14.34	$23.20

Remaining contractual life	6.5	7.3

Options exercisable	408,525	584,234

Weighted average exercise price	$13.75	$21.91

At December 31, 2014, the Company had $5,128 of unvested compensation cost related to stock options, and this cost will be recognized as expense over a weighted average period of 21 months.

Restricted Stock Units

Under the 1998, 2001, 2006, 2010 and 2014 Incentive Compensation Plans, RSUs may be granted to officers and certain other employees. Compensation related to the RSUs is determined based on the fair value of the Company’s stock on the date of grant and is amortized to expense over the vesting period. The RSUs granted in 2011, 2012, 2013 and 2014 have vesting periods ranging from two to four years. The Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire. The following table provides details of the nonvested RSUs for 2014:

	Number of Restricted Units	Weighted Average Grant-Date Fair Value (per share)
Nonvested at January 1, 2014	60,686	$22.61
Granted	181,500	27.53
Vested	(46,144)	25.69
Accrued dividend equivalents	1,796	31.40

Nonvested at December 31, 2014	197,838	$26.48

	Year ended December 31
	2012	2013	2014
Weighted average grant-date fair value of restricted shares granted (per share)	$15.54	$25.72	$27.53

Total fair value of shares vested (thousands)	$1,495	$1,122	$1,185

The number of vested RSUs at December 31, 2013 and 2014 was 97,059 and 111,790, respectively. At December 31, 2014, the Company has $3,910 of unvested compensation cost related to RSUs and this cost will be recognized as expense over a weighted average period of 21 months.

Performance Stock Units

Compensation related to the PSUs is determined based on the fair value of the Company’s stock on the date of grant combined with performance metrics and is amortized to expense over the vesting period. During 2010, executives participating in the Company’s Long-Term Incentive Plan earned 244,043 PSUs based on the Company’s financial performance in 2010. Of these units, 183,961 vested in 2010 and 60,082 vested in 2012. No PSUs were earned in 2011. During 2012, executives participating in the Company’s Long-Term Incentive Plan earned 307,813 PSUs based on the Company’s financial performance in 2012. Of these units, 91,190 vested in 2012 and 84,401 vested in 2013 and 132,222 vested in 2014. During 2013, executives participating in the Company’s Long-Term Incentive Plan earned 33,405 PSUs based on the Company’s financial performance in 2013. Of these units, 9,821 vested in 2013, 13,959 vested in 2014 and 9,625 will vest in 2015. During 2014, executives participating in the Company’s Long-Term Incentive Plan earned 123,788 PSUs based on the Company’s financial performance in 2014. Of these units, 49,248 vested in 2014 and 33,910 and 40,630 will vest in 2015 and 2016, respectively. Similar to RSUs, the Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire.

The following table provides details of the nonvested PSUs earned under the Company’s Long-Term Incentive Plan:

	Number of Restricted Units	Weighted Average Grant-Date Fair Value (per share)
Nonvested at January 1, 2014	156,772	$17.25
Earned	123,788	23.96
Vested	(196,351)	18.64
Canceled	(3,128)	20.14
Accrued dividend equivalents	2,434	26.82

Nonvested at December 31, 2014	83,515	$24.11

The weighted average fair value of PSUs granted in 2012, 2013 and 2014 was $15.63, $25.43 and $23.96, respectively.

At December 31, 2014, the Company has $960 of unvested compensation cost related to PSUs and this cost will be recognized as expense over a weighted average period of 19 months.

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

The Company recognized $2,469, $494 and $1,268 of excess tax benefits on stock based compensation transactions as a financing cash inflow for the years ended December 31, 2012, 2013 and 2014, respectively.

Note 16 - Cumulative Other Comprehensive Loss

The balances of each component of cumulative other comprehensive loss in the accompanying Consolidated Statements of Equity were as follows:

	Year Ended December 31, 2013
	Cumulative Currency Translation Adjustment	Changes in the Fair Value of Derivatives		Unrecognized Postretirement Benefit Plans		Total

January 1, 2013	$44,135	$427		$(596,088)		$(551,526)
Other comprehensive income (loss) before reclassifications	15,525	1,727	(a)	91,506	(c)	108,758
Amount reclassified from accumulated other comprehensive loss	—	(539	)(b)	33,287	(d)	32,748

Net current-period other comprehensive income (loss)	15,525	1,188		124,793		141,506

December 31, 2013	$59,660	$1,615		$(471,295)		$(410,020)

(a)	This amount represents $2,943 of unrealized gains on cash flow hedges, net of tax of $1,216, that were recognized in Other Comprehensive Loss (see Footnote 11 for additional details).
(b)	This amount represents $1,085 of gains on cash flow hedges, net of tax of $546, that were reclassified out of Cumulative Other Comprehensive Loss and are included in Other income on the Condensed Consolidated Statements of Income (see Footnote 11 for additional details).
(c)	This amount represents $156,627 of other comprehensive gain, net of tax of $65,121 that was recognized in Other Comprehensive Loss.
(d)	This amount represents amortization of prior service credit of $566 and amortization of actuarial losses of ($52,849), net of tax of $18,996, that were reclassified out of Cumulative Other Comprehensive Loss and are included in the computation of net periodic benefit cost (see Footnote 12 for additional details).

	Year Ended December 31, 2014
	Cumulative Currency Translation Adjustment	Changes in the Fair Value of Derivatives		Unrecognized Postretirement Benefit Plans		Total

January 1, 2014	$59,660	$1,615		$(471,295)		$(410,020)
Other comprehensive income (loss) before reclassifications	(50,601)	5,626	(a)	(96,737	)(c)	(141,712)
Amount reclassified from accumulated other comprehensive loss	—	(2,479	)(b)	23,609	(d)	21,130

Net current-period other comprehensive income (loss)	(50,601)	3,147		(73,128)		(120,582)

December 31, 2014	$9,059	$4,762		$(544,423)		$(530,602)

(a)	This amount represents $9,020 of unrealized gains on cash flow hedges, net of tax of $3,394, that were recognized in Other Comprehensive Loss (see Footnote 11 for additional details).
(b)	This amount represents $3,699 of gains on cash flow hedges, net of tax of $1,220, that were reclassified out of Cumulative Other Comprehensive Loss and are included in Other income on the Condensed Consolidated Statements of Income (see Footnote 11 for additional details).
(c)	This amount represents $157,087 of other comprehensive loss, net of tax of $60,350 that was recognized in Other Comprehensive Loss.
(d)	This amount represents amortization of prior service credit of $566 and amortization of actuarial losses of ($36,473), net of tax of $12,298, that were reclassified out of Cumulative Other Comprehensive Loss and are included in the computation of net periodic benefit cost (see Footnote 12 for additional details).

Note 17 – Comprehensive Income Attributable to Noncontrolling Shareholders’ Interests

	2012	2013	2014
Net income attributable to noncontrolling shareholders’ interests	$32,055	$22,552	$23,244
Other comprehensive income:
Currency translation adjustments	2,143	3,205	(4,295)

Comprehensive income attributable to noncontrolling shareholders’ interests	$34,198	$25,757	$18,949

Note 18 - Lease Commitments

The Company rents certain distribution and other facilities and equipment under long-term leases expiring at various dates. The total rental expense for the Company, including these long-term leases and all other rentals, was $29,275, $33,199 and $40,934 for 2012, 2013 and 2014, respectively.

Future minimum payments for all non-cancelable operating leases through the end of their terms, which in aggregate total $89,215, are listed below. Certain of these leases contain provisions for optional renewal at the end of the lease terms.

2015	$22,811
2016	17,581
2017	13,603
2018	9,996
2019	9,736
Thereafter	15,488

Note 19 - Contingent Liabilities

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

During 2014, the Company increased its products liability reserve by $47,609. The addition of another year of self-insured incidents accounted for $49,324 of this increase. The Company revised its estimates of future settlements for unasserted and premature claims. These revisions decreased the reserve by $179. Finally, changes in the amount of reserves for cases where sufficient information is known to estimate a liability decreased by $1,536.

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

During 2014, the Company paid $58,231 to resolve cases and claims. The Company’s products liability reserve balance at December 31, 2014 totaled $178,891 (current portion of $69,892).

Products liability expenses totaled $103,610, $89,044 and $78,143 in 2012, 2013 and 2014, respectively.

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

On October 31, 2014, the court granted Apollo’s motion for declaratory judgment that the conditions to closing the then pending transaction were not satisfied before the November 2013 trial. On November 26, 2014, the Company appealed the Chancery Court’s decision to the Delaware Supreme Court. On December 3, 2014, the parties reached an agreement to dismiss the appeal and the underlying action, acknowledge the termination of the Merger Agreement, and to release all claims relating to the Merger Agreement, subject to the dismissal of the action. On December 17, 2014, the Company dismissed the appeal and the parties filed a stipulation of dismissal of the underlying action.

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

Stockholder Derivative Litigation

On February 24, March 6, and April 17, 2014, purported stockholders of the Company filed derivative actions on behalf of the Company in the U.S. District Court for the Northern District of Ohio and the U.S. District Court for the District of Delaware against certain current officers and employees and the then current members of the Company’s board of directors. The lawsuits have been transferred to the U.S. District Court for the District of Delaware and consolidated under the caption Fitzgerald v. Armes, et al., No. 1:14-cv-479 (D. Del.). The Company is named as a nominal defendant in the lawsuits, and the lawsuits seek recovery for the benefit of the Company. The plaintiffs allege that the defendants breached their fiduciary duties to the Company by issuing allegedly misleading disclosures in connection with the terminated merger transaction and that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 by means of the same allegedly misleading disclosures. The plaintiffs also assert claims for waste of corporate assets, unjust enrichment, “gross mismanagement” and “abuse of control.” The complaints seek, among other things, unspecified money damages from the defendants, injunctive relief and an award of attorney’s fees. A purported shareholder of the Company has also submitted a demand to the Company’s board of directors that it cause the Company to bring claims against certain of the Company’s officers and directors for the matters alleged in the shareholder derivative lawsuits.

The Company regularly reviews the probable outcome of such legal proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage, and accrues for such legal proceedings at the time a loss is probable and the amount of the loss can be estimated.

These cases do not assert claims against the Company. The outcome of these pending proceedings cannot be predicted with certainty and an estimate of any loss cannot be made at this time. The Company believes that based upon information currently available, any liabilities that may result from these proceedings are not reasonably likely to have a material adverse effect on the Company’s liquidity, financial condition or results of operations.

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

At December 31, 2014, approximately 38% of the Company’s workforce was represented by collective bargaining units.

Unconditional Purchase Orders

Noncancelable purchase order commitments for capital expenditures and raw materials, principally natural rubber, made in the ordinary course of business were $77,781 at December 31, 2014.

Note 20 - Business Segments

The Company has two reportable segments – Americas Tire Operations and International Tire Operations. The Company’s reportable segments are each managed separately. The reportable segments are based on components of the Company that engage in business activities that earn revenue and incur expenses and (a) whose operating results are regularly reviewed by the Company’s chief operating decision maker to make decisions about resource allocation and performance and (b) for which discrete financial information is available.

The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment has a joint venture manufacturing operation in Mexico, COOCSA, which supplies passenger car tires to the U.S., Mexican, Central American and South American markets. The segment also distributes tires for racing, medium truck and motorcycles. The racing and motorcycle tires are manufactured in the Company’s International Tire Operations segment. The medium truck tires are sourced through an off-take agreement subsequent to the Company’s sale of its ownership interest in CCT. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to original equipment manufacturers.

The International Tire Operations segment has affiliated operations in the U.K., the PRC and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. In the PRC, Cooper Kunshan Tire manufactures light vehicle tires and, under an agreement with the government of the PRC, these tires were exported to markets outside of the PRC through 2012. Beginning in 2013, tires produced at the facility have also been sold in the domestic market. The segment also had a joint venture in the PRC, CCT, which manufactured and marketed radial and bias medium truck tires as well as passenger and light truck tires for domestic and global markets. The segment sold its ownership interest in this joint venture in November 2014 and the Company will now procure these tires under an offtake agreement through 2018. The Serbian entity manufactures light vehicle tires primarily for the European markets. The majority of the tires manufactured by the segment are sold in the replacement market, with a relatively small percentage currently sold to OEMs.

The following customer of the Americas Tire Operations segment contributed ten percent or more of the Company’s total consolidated net sales in 2012, 2013 and 2014. Net sales and percentage of consolidated Company sales for this customer in 2012, 2013 and 2014 were as follows:

	2012		2013		2014
Customer	Net Sales	Consolidated Net Sales	Net Sales	Consolidated Net Sales	Net Sales	Consolidated Net Sales
TBC/Treadways	$549,685	13%	$364,493	11%	$361,546	11%

The accounting policies of the reportable segments are consistent with those described in the Significant Accounting Policies note to the consolidated financial statements. Corporate administrative expenses are allocated to segments based principally on assets, employees and sales. The following table details segment financial information:

	2012	2013	2014
Revenues
Americas Tire
External Customers	$3,011,314	$2,429,808	$2,524,554
Intercompany	84,244	56,778	60,930

	3,095,558	2,486,586	2,585,484

International Tire
External Customers	1,189,522	1,009,425	900,255
Intercompany	386,476	232,104	240,571

	1,575,998	1,241,529	1,140,826

Eliminations and other	(470,720)	(288,882)	(301,501)

Consolidated	4,200,836	3,439,233	3,424,809

Segment profit
Americas Tire	295,900	204,239	274,837
International Tire	143,589	83,990	74,566
Unallocated corporate charges and eliminations	(42,527)	(47,515)	(48,945)

Operating profit	396,962	240,714	300,458
Interest expense	(29,546)	(27,906)	(28,138)
Interest income	2,560	810	1,500
Gain on sale in interest in subsidiary	—	—	77,471
Other - income (expense)	(1,526)	(647)	(2,772)

Income from continuing operations before income taxes	368,450	212,971	348,519

Depreciation and amortization expense
Americas Tire	76,035	75,132	82,457
International Tire	51,846	54,825	54,400
Corporate	1,035	4,794	2,309

Consolidated	128,916	134,751	139,166

Segment assets
Americas Tire	1,181,500	1,172,555	1,285,296
International Tire	893,390	958,914	423,059
Corporate and other	726,270	606,678	781,576

Consolidated	2,801,160	2,738,147	2,489,931

Expenditures for long-lived assets
Americas Tire	68,655	87,655	95,539
International Tire	79,286	61,973	44,741
Corporate	57,929	30,820	4,761

Consolidated	205,870	180,448	145,041

Geographic information for revenues, based on country of origin, and long-lived assets follows:

	2012	2013	2014

Revenues
United States	$2,914,721	$2,332,526	$2,423,471
PRC	879,424	745,444	635,632
Rest of world	406,691	361,263	365,706

Consolidated	4,200,836	3,439,233	3,424,809

Long-lived assets
United States	545,169	453,693	474,357
PRC	357,782	353,551	113,335
Rest of world	149,717	167,025	152,511

Consolidated	1,052,668	974,269	740,203

Note 21 - Subsequent Events

On February 13, 2015, the Company completed its ASR program. The Company received 784,694 shares of its common stock from the ASR counterparty upon completion of the program. Under the ASR program, the Company paid $200,000 to the ASR counterparty and received a total 6,351,848 shares of its common stock.

On February 20, 2015, the Board of Directors authorized a new program to repurchase up to $200,000 of the Company’s common stock through December 31, 2016. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cooper Tire & Rubber Company

We have audited the accompanying consolidated balance sheets of Cooper Tire & Rubber Company (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper Tire & Rubber Company at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cooper Tire & Rubber Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Toledo, Ohio
February 23, 2015

SELECTED QUARTERLY DATA	(Unaudited)
(Dollar amounts in thousands except per share amounts.)

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$861,681	$884,126	$832,419	$861,007
Gross profit	157,918	150,160	97,404	110,709
Net income (loss) attributable to Cooper Tire & Rubber Company	56,080	35,486	(168)	19,615
Basic earnings per share attributable to Cooper Tire & Rubber Company common stockholders (a)	0.89	0.56	(0.00)	0.31
Diluted earnings per share attributable to Cooper Tire & Rubber Company common stockholders (a)	0.87	0.55	(0.00)	0.31
Revenues:
North American Tire	$602,274	$623,185	$633,045	$628,082
International Tire	341,031	353,270	264,450	282,778
Eliminations and other	(81,624)	(92,329)	(65,076)	(49,853)

Net sales	$861,681	$884,126	$832,419	$861,007

Segment profit:
North American Tire	$71,406	$59,213	$38,762	$34,858
International Tire	30,010	29,229	3,083	21,668
Eliminations	1,047	117	1,736	471
Corporate	(5,799)	(19,393)	(15,673)	(10,021)

Operating profit	96,664	69,166	27,908	46,976
Interest expense	(7,101)	(7,231)	(6,684)	(6,890)
Interest income	296	141	270	103
Other income (expense)	595	(834)	(348)	(60)

Income before income taxes	$90,454	$61,242	$21,146	$40,129

Net Income	$62,837	$41,600	$3,301	$25,827
Net Income (loss) attributable to Cooper Tire & Rubber Company	$56,080	$35,486	$(168)	$19,615

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$796,458	$888,685	$920,082	$819,584
Gross profit	147,342	147,869	157,204	120,343
Net income attributable to Cooper Tire & Rubber Company	45,434	38,182	47,699	82,263
Basic earnings per share attributable to Cooper Tire & Rubber Company common stockholders (a)	0.72	0.60	0.79	1.42
Diluted earnings per share attributable to Cooper Tire & Rubber Company common stockholders (a)	0.71	0.59	0.77	1.39
Revenues:
Americas Tire	$563,494	$639,234	$693,938	$688,818
International Tire	309,946	326,820	313,415	190,645
Eliminations and other	(76,982)	(77,369)	(87,271)	(59,879)

Net sales	$796,458	$888,685	$920,082	$819,584

Segment profit:
Americas Tire	$68,629	$64,833	$75,618	$65,757
International Tire	23,148	26,459	22,787	2,172
Eliminations	382	(1,640)	(1,118)	2,361
Corporate	(11,248)	(13,063)	(7,912)	(16,707)

Operating profit	80,911	76,589	89,375	53,583
Interest expense	(7,118)	(6,792)	(7,050)	(7,178)
Interest income	513	270	305	412
Gain on sale of interest in subsidiary	—	—	—	77,471
Other income (expense)	(11)	477	(1,253)	(1,985)

Income before income taxes	$74,295	$70,544	$81,377	$122,303

Net Income	$51,728	$44,758	$54,637	$85,699
Net Income attributable to Cooper Tire & Rubber Company	$45,434	$38,182	$47,699	$82,263

(a)	Basic and diluted earnings per share are computed independently for each quarter presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

COOPER TIRE & RUBBER COMPANY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2012, 2013 and 2014

	Balance at Beginning of Year	Additions		Deductions (a)	Balance at End of Year
		Charged To Income	Business Acquisitions
Allowance for doubtful accounts

2012	$10,622,274	$6,760,626	$—	$4,115,716	$13,267,184

2013	$13,267,184	$4,179,025	$—	$450,541	$16,995,668

2014	$16,995,668	$1,227,513	$—	$9,430,963	$8,792,218

(a)	Accounts charged off during the year, net of recoveries of accounts previously charged off and in 2014, the elimination of the CCT allowance for doubtful accounts.

	Balance at Beginning of Year	Additions		Deductions (a)	Balance at End of Year
		Charged To Income	Charged To Equity
Tax valuation allowance

2012	$28,270,571	$2,406,334	$—	$2,684,283	$27,992,622

2013	$27,992,622	$6,953,692	$—	$2,575,949	$32,370,365

2014	$32,370,365	$3,634,906	$—	$2,702,163	$33,303,108

(a)	Net decrease in tax valuation allowance is primarily a result of net changes in cumulative book/tax timing differences and changes in judgment about the realizability of deferred tax assets.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

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

The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of December 31, 2014 (“Evaluation Date”)). Based on its evaluation, its CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework (2013), issued by the COSO as of December 31, 2014. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014, based on criteria in Internal Control – Integrated Framework (2013) issued by the COSO, and that the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, the independent registered public accounting firm that has audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2014.

(c) Report of the Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cooper Tire & Rubber Company

We have audited Cooper Tire & Rubber Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Cooper Tire & Rubber Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cooper Tire & Rubber Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cooper Tire & Rubber Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 23, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Toledo, Ohio
February 23, 2015

(d) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND CORPORATE GOVERNANCE

Information concerning the Company’s directors, corporate governance guidelines, Compensation Committee and Nominating and Governance Committee will appear in the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, which will be herein incorporated by reference.

AUDIT COMMITTEE

Information regarding the Audit Committee, including the identification of the Audit Committee members and the “audit committee financial expert,” will appear in the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, which will be herein incorporated by reference.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will appear in the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, which will be herein incorporated by reference.

CODE OF ETHICS

Information regarding the Company’s code of business ethics and conduct is available on the Company’s website at http://www.coopertire.com. To access this information, first click on “Investors” and then click on “Governance” on the Company’s website. Then, select the “Code of Business Ethics & Conduct” link listed in the middle of the web page under Governance.

Item 11.	EXECUTIVE COMPENSATION

Information regarding executive and director compensation, Compensation Committee Interlocks and Insider Participation and the Compensation Committee Report will appear in the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, which will be herein incorporated by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management of the Company’s voting securities and equity securities will appear in the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, which will be herein incorporated by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 regarding the Company’s equity compensation plans, all of which were approved by the Company’s security holders:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	2,355,416	$15.15	2,834,394
Equity compensation plans not approved by stockholders	—	—	—

Total	2,355,416	$15.15	2,834,394

Additional information on equity compensation plans is contained in the “Stock-Based Compensation” note to the consolidated financial statements.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no transactions with related persons that would require disclosure during 2014.

Information regarding the independence of the Company’s directors will appear in the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, which will be herein incorporated by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the Company’s independent auditor will appear in the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, which will be herein incorporated by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.	Consolidated Financial Statements
		Page(s) Reference
	Consolidated Statements of Income for the years ended December 31, 2012, 2013 and 2014	33
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2013 and 2014	34
	Consolidated Balance Sheets at December 31, 2013 and 2014	35-36
	Consolidated Statements of Equity for the years ended December 31, 2012, 2013 and 2014	37
	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2013 and 2014	38
	Notes to Consolidated Financial Statements	39-72
	Report of Independent Registered Public Accounting Firm	73
	Selected Quarterly Data (Unaudited)	74

2.	Financial Statement Schedule

	Valuation and qualifying accounts – Allowance for doubtful accounts and tax valuation allowance	75

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

Date: February 23, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roy V. Armes ROY V. ARMES	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2015

/s/ Ginger M. Jones GINGER M. JONES	Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2015

/s/ Mark A. Young MARK A. YOUNG	Director of External Reporting (Principal Accounting Officer)	February 23, 2015

THOMAS P. CAPO*	Director	February 23, 2015

STEVEN M. CHAPMAN*	Director	February 23, 2015

JOHN J. HOLLAND*	Director	February 23, 2015

JOHN F. MEIER*	Director	February 23, 2015

JOHN H. SHUEY*	Director	February 23, 2015

RICHARD L. WAMBOLD*	Director	February 23, 2015

ROBERT D. WELDING*	Director	February 23, 2015

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-indicated directors of the registrant and filed herewith as Exhibit 24 on behalf of the registrant.

*By:	/s/ Stephen Zamansky
STEPHEN ZAMANSKY, Attorney-in-fact

EXHIBIT INDEX

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by Cooper Tire & Rubber Company (File Number 001-04329), unless otherwise noted.

(2)	(i)	Agreement and Plan of Merger, dated June 12, 2013, by and among Apollo (Mauritius) Holdings Pvt. Ltd., Apollo Tyres B.V., Apollo Acquisition Corp. and Cooper Tire & Rubber Company is incorporated herein by reference from Exhibit 2.1 of the Company’s Form 8-K dated June 12, 2013

(3)	(i)	Restated Certificate of Incorporation, as amended and filed with the Secretary of State of Delaware on May 4, 2010, is incorporated herein by reference from Exhibit 3(i) of the Company’s Form 10-Q for the quarter ended March 31, 2010

	(ii)	Bylaws, as amended as of May 4, 2010, are incorporated herein by reference from Exhibit 3(ii) to the Company’s Form 10-Q for the quarter ended March 31, 2010

(4)	(i)	Prospectus Supplement dated March 21, 1997 for the issuance of $200,000,000 notes is incorporated herein by reference from Form S-3 – Registration Statement No. 33-44159

	(ii)	Prospectus Supplement dated December 10, 1999 for the issuance of an aggregate $800,000,000 notes is incorporated herein by reference from Form S-3 – Registration Statement No. 333-89149

(10)	(i)	Employment Agreement Amended and Restated dated as of December 22, 2008 between Cooper Tire & Rubber Company and Roy V. Armes is incorporated herein by reference from Exhibit (10)(ii) of the Company’s 10-K for the year ended December 31, 2008*

	(ii)	Amended and Restated Receivables Purchase Agreement, dated as of September 14, 2007, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, PNC Bank, National Association and Market Street Funding LLC is incorporated herein by reference from Exhibit 10.2 of the Company’s Form 8-K dated September 20, 2007

	(iii)	First Amendment to Purchase and Sale Agreement, dated as of September 14, 2007, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, PNC Bank, National Association, and Market Street Funding LLC is incorporated herein by reference from Exhibit 10.1 of the Company’s Form 8-K dated September 20, 2007

	(iv)	Second Amendment to Amended and Restated Receivables Purchase Agreement, dated as of August 5, 2010, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, Market Street Funding LLC and PNC Bank, National Association is incorporated herein by reference from Exhibit (10.1) of the Company’s Form 8-K dated August 9, 2010

	(v)	Third Amendment to Amended and Restated Receivables Purchase Agreement, dated June 2, 2011, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, Market Street Funding LLC and PNC Bank, National Association is incorporated herein by reference from Exhibit 10.1 of the Company’s Form 8-K dated June 8, 2011

	(vi)	Fourth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of July 27, 2011, by and among Cooper Tire & Rubber Company, Cooper Receivables LLC, Market Street Funding LLC and PNC Bank, National Association is incorporated herein by reference from Exhibit 10.2 of the Company’s Form 8-K dated August 2, 2011

	(vii)	Fifth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of August 10, 2012, by and among Cooper Tire & Rubber Company, Cooper Receivables LLC, Market Street Funding LLC and PNC Bank, National Association is incorporated herein by reference from Exhibit 10.1 of the Company Form 8-K dated August 13, 2012

	(viii)	Amended and Restated Loan and Security Agreement, dated as of July 27, 2011, by and among Cooper Tire & Rubber Company, Max-Trac Tire Co., Inc., certain financial institutions named therein (as Lenders), Bank of America, N.A. (as Administrative Agent and Collateral Agent), PNC Bank, National Association (as Syndication Agent), Banc of America Securities LLC and PNC Capital Markets LLC (as Joint Book Managers and Joint Lead Arrangers) and JPMorgan Chase Bank, N.A. (as Documentation Agent) is incorporated herein by reference from Exhibit 10.1 of the Company’s Form 8-K dated August 2, 2011

	(ix)	Limited Waiver, effective as of July 19, 2013, to the Amended and Restated Loan and Security Agreement, dated as of July 27, 2011, among Cooper Tire & Rubber Company, Max-Trac Tire Co., Inc., the financial institutions from time to time party thereto and Bank of America, N.A., as Administrative Agent, is incorporated herein by reference from Exhibit 10.1 of the Company’s Form 8-K dated July 24, 2013

(x)	Pledge Agreement, dated as of November 9, 2007, by and among Cooper Tire & Rubber Company and Bank of America, N.A. is incorporated herein by reference from Exhibit 10.2 of the Company’s Form 8-K dated November 16, 2007

(xi)	Intercreditor Agreement, dated as of November 9, 2007, by and among Cooper Tire & Rubber Company; Cooper Receivables LLC; PNC Bank, National Association (as Administrator); and Bank of America, N.A. (as Administrative Agent and Collateral Agent) is incorporated herein by reference from Exhibit 10.3 of the Company’s Form 8-K dated November 16, 2007

(xii)	1998 Non-Employee Directors Compensation Deferral Plan Amended and Restated as of January 1, 2011 is incorporated herein by reference from Exhibit (10)(xix) of the Company’s Form 10-K for the year ended December 31, 2011*

(xiii)	2001 Incentive Compensation Plan is incorporated herein by reference from the Appendix A to the Company’s Proxy Statement dated March 20, 2001*

(xiv)	2010 Incentive Compensation Plan is incorporated herein by reference from the Appendix B to the Company’s Proxy Statement dated March 24, 2010*

(xv)	2002 Non-Employee Directors Stock Option Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated March 22, 2002*

(xvi)	2006 Incentive Compensation Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated March 21, 2006*

(xvii)	Change in Control Severance Pay Plan (Amended and Restated as of August 4, 2010) is incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K dated August 6, 2010*

(xviii)	Written Description of Changes to Independent Director Compensation and Stock Ownership Guidelines (as approved by the Board of Directors on May 9, 2014)

(xix)	Form of Confidentiality and Non-Compete Agreement for the Cooper Tire & Rubber Company Change in Control Severance Pay Plan is incorporated herein by reference from Exhibit (10)(iv) of the Company’s Form 10-Q for the quarter ended September 30, 2011*

(xx)	Form of Indemnification Agreement for Directors and Officers is incorporated herein by reference from Exhibit (10.1) of the Company’s Form 8-K dated December 20, 2006

(xxi)	Nonqualified Key Employee Deferred Compensation Plan effective as of June 1, 1999 is incorporated herein by reference from Exhibit (10)(xxx) of the Company’s Form 10-K for the year ended December 31, 2011*

(xxii)	Form of Participation Agreement for the Nonqualified Key Employee Deferred Compensation Plan effective as of June 1, 1999 is incorporated herein by reference from Exhibit (10)(xxxi) of the Company’s Form 10-K for the year ended December 31, 2011*

(xxiii)	Form of Participation Agreement for Performance Stock Unit and Cash Unit Awards Under the 2010 Incentive Compensation Plan is incorporated herein by reference from Exhibit (10.1) of the Company’s Form 10-Q for the quarter ended March 31, 2013*

(xxiv)	Form of Participation Agreement for Nonqualified Stock Option Awards Under the 2010 Incentive Compensation Plan is incorporated herein by reference from Exhibit (10.2) of the Company’s Form 10-Q for the quarter ended March 31, 2013*

(xxv)	Executive Deferred Compensation Plan, Amended and Restated as of January 1, 2013 is incorporated herein by reference from Exhibit (10.1) of the Company’s Form 10-Q for the quarter ended June 30, 2013*

	(xxvi)	Form of Participation Agreement for Executive Deferred Compensation Plan, Amended and Restated as of January 1, 2013 is incorporated herein by reference from Exhibit (10)(xxvii) of the Company’s Form 10-K for the year ended December 31, 2013*

	(xxvii)	Nonqualified Supplementary Benefit Plan, Amended and Restated as of January 1, 2013 is incorporated herein by reference from Exhibit (10.2) of the Company’s Form 10-Q for the quarter ended June 30, 2013*

	(xxviii)	Form of Participation Agreement for Performance Stock Unit and Cash Unit Awards Under the 2010 Incentive Compensation Plan is incorporated herein by reference from Exhibit (10.1) of the Company’s Form 10-Q for the quarter ended March 31, 2014*

	(xxix)	Form of Participation Agreement for Nonqualified Stock Option Awards Under the 2010 Incentive Compensation Plan is incorporated herein by reference from Exhibit (10.2) of the Company’s Form 10-Q for the quarter ended March 31, 2014*

	(xxx)	Agreement dated as of January 29, 2014 by and among Cooper Tire & Rubber Company, Cooper Tire Investment Holding (Barbados) Ltd, Chengshan Group Company Ltd. and The Union of Cooper Chengshan (Shandong) Tire Company Co., Ltd. is incorporated herein by reference from Exhibit (10.3) of the Company’s Form 10-Q for the quarter ended March 31, 2014

	(xxxi)	2014 Incentive Compensation Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated April 10, 2014*

	(xxxii)	Option Agreement dated August 14, 2014, by and among Cooper Tire Investment Holding (Barbados) Ltd., Chengshan Group Company Ltd., the Company and Prairie Investment Limited is incorporated herein by reference from Exhibit (10.1) of the Company’s Form 10-Q for the quarter ended September 30, 2014

	(xxxiii)	Offer Letter executed by Ginger M. Jones on November 25, 2014*

	(xxxiv)	Form of Participation Agreement for Restricted Stock Unit Awards Under the 2014 Incentive Compensation Plan

(21)		Subsidiaries of the Registrant

(23)		Consent of Independent Registered Public Accounting Firm

(24)		Power of Attorney

(31.1)		Certification of Chief Executive Officer pursuant to Rule 13a–14(a)/15d–14(a) of the Exchange Act

(31.2)		Certification of Chief Financial Officer pursuant to Rule 13a–14(a)/15d–14(a) of the Exchange Act

(32)		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)		XBRL Instance Document

(101.SCH)		XBRL Taxonomy Extension Schema Document

(101.DEF)		XBRL Taxonomy Extension Definition Linkbase Document

(101.CAL)		XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)		XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)		XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contracts or compensatory plans or arrangements.