Form 10-Q
period 2015-03-31
COOPER TIRE & RUBBER CO
filed 2015-05-01
CIK 24491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Number of shares of common stock of registrant outstanding

at April 24, 2015: 57,567,110

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollar amounts in thousands except per-share amounts)

	Three Months Ended March 31,
	2014	2015
Net sales	$796,458	$663,206
Cost of products sold	649,116	531,251

Gross profit	147,342	131,955
Selling, general and administrative	66,431	61,602

Operating profit	80,911	70,353
Interest expense	(7,118)	(6,356)
Interest income	513	562
Other income (expense)	(11)	80

Income before income taxes	74,295	64,639
Provision for income taxes	22,567	22,476

Net income	51,728	42,163
Net income attributable to noncontrolling shareholders’ interests	6,294	1,402

Net income attributable to Cooper Tire & Rubber Company	$45,434	$40,761

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.72	$0.70

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.71	$0.69

Dividends per share	$0.105	$0.105

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2014	2015
Net income	$51,728	$42,163
Other comprehensive income
Cumulative currency translation adjustments
Foreign currency translation adjustments	(3,937)	(12,860)
Financial instruments
Change in the fair value of derivatives	1,542	4,420
Income tax benefit on derivative instruments	(613)	(1,732)

Financial instruments, net of tax	929	2,688
Postretirement benefit plans
Amortization of actuarial loss	9,127	11,719
Amortization of prior service credit	(142)	(141)
Income tax provision on postretirement benefit plans	(3,113)	(4,111)
Foreign currency translation effect	(512)	5,227

Postretirement benefit plans, net of tax	5,360	12,694

Other comprehensive income	2,352	2,522

Comprehensive income	54,080	44,685
Less comprehensive income attributable to noncontrolling shareholders’ interests	5,114	300

Comprehensive income attributable to Cooper Tire & Rubber Company	$48,966	$44,385

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per-share amounts)

		March 31,
	December 31,	2015
	2014	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$551,652	$449,145
Notes receivable	4,546	6,712
Accounts receivable, less allowances of $8,792 at 2014 and $9,409 at 2015	368,393	385,051
Inventories at lower of cost or market:
Finished goods	302,032	351,405
Work in process	28,611	27,208
Raw materials and supplies	91,208	95,987

	421,851	474,600
Other current assets	81,110	83,643

Total current assets	1,427,552	1,399,151
Property, plant and equipment:
Land and land improvements	49,760	49,120
Buildings	277,602	278,035
Machinery and equipment	1,552,140	1,567,798
Molds, cores and rings	218,827	214,258

	2,098,329	2,109,211
Less accumulated depreciation and amortization	1,358,126	1,357,536

Net property, plant and equipment	740,203	751,675
Goodwill	18,851	18,851
Intangibles, net of accumulated amortization of $49,010 at 2014 and $52,168 at 2015	137,784	139,371
Restricted cash	653	660
Deferred income taxes	148,183	140,635
Other assets	16,705	16,200

Total assets	$2,489,931	$2,466,543

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$64,551	$15,815
Accounts payable	258,373	238,163
Accrued liabilities	184,332	189,757
Income taxes	1,994	14,722
Current portion of long-term debt	2,115	2,064

Total current liabilities	511,365	460,521
Long-term debt	298,931	297,923
Postretirement benefits other than pensions	264,305	264,460
Pension benefits	373,360	358,738
Other long-term liabilities	152,775	153,026
Deferred income tax liabilities	4,934	4,755
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued	87,850	87,850
Capital in excess of par value	5,742	5,033
Retained earnings	1,867,126	1,941,707
Cumulative other comprehensive loss	(530,602)	(526,978)

	1,430,116	1,507,612
Less: common shares in treasury at cost (29,698,893 at 2014 and 29,922,549 at 2015)	(586,324)	(621,261)

Total parent stockholders’ equity	843,792	886,351
Noncontrolling shareholder interest in consolidated subsidiary	40,469	40,769

Total equity	884,261	927,120

Total liabilities and equity	$2,489,931	$2,466,543

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2014	2015
Operating activities:
Net income	$51,728	$42,163
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	34,885	29,470
Deferred income taxes	1,584	1,758
Stock based compensation	1,436	2,639
Change in LIFO inventory reserve	(31,579)	(49,694)
Amortization of unrecognized postretirement benefits	8,985	11,578
Changes in operating assets and liabilities:
Accounts and notes receivable	(96,004)	(22,265)
Inventories	(74,266)	(8,729)
Other current assets	(5,850)	2,222
Accounts payable	57,921	(18,054)
Accrued liabilities	16,059	14,779
Other items	7,549	(13,869)

Net cash used in operating activities	(27,552)	(8,002)
Investing activities:
Additions to property, plant and equipment and capitalized software	(39,772)	(47,698)
Proceeds from the sale of assets	100	1,353

Net cash used in investing activities	(39,672)	(46,345)
Financing activities:
Net issuances of (payments on) short-term debt	3,622	(40,839)
Additions to long-term debt	13,034	—
Repayments of long-term debt	(4,687)	(1,058)
Repurchase of common stock	—	(12,352)
Payment of dividends	(6,656)	(6,060)
Issuance of common shares and excess tax benefits on options	131	16,682

Net cash provided by (used in) financing activities	5,444	(43,627)
Effects of exchange rate changes on cash	(7)	(4,533)

Changes in cash and cash equivalents	(61,787)	(102,507)
Cash and cash equivalents at beginning of year	397,731	551,652

Cash and cash equivalents at end of period	$335,944	$449,145

See accompanying notes.

COOPER TIRE & RUBBER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per-share amounts)

1.	Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

There is a year-round demand for the Company’s passenger and truck replacement tires, but sales of light vehicle replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November. Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

The Company consolidates into its financial statements the accounts of the Company, all wholly-owned subsidiaries, and any partially-owned subsidiary that the Company has the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50 percent owned are consolidated, investments in affiliates of 50 percent or less but greater than 20 percent are accounted for using the equity method, and investments in affiliates of 20 percent or less are accounted for using the cost method. The Company does not consolidate any entity for which it has a variable interest based solely on power to direct the activities and significant participation in the entity’s expected results that would not otherwise be consolidated based on control through voting interests. Further, the Company’s joint venture is a business established and maintained in connection with the Company’s operating strategy. All intercompany transactions and balances have been eliminated.

Accounting Pronouncements

Each change to U.S. GAAP is established by the Financial Accounting Standards Board (“FASB”) in the form of an accounting standards update (“ASU”) to the FASB’s Accounting Standards Codification (“ASC”).

The Company considers the applicability and impact of all accounting standards updates. Accounting standards updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial statements.

Accounting Pronouncements – Recently Adopted

Discontinued Operations – In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which requires that a disposal representing a strategic shift that has or will have a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The standard is effective for the annual and interim periods beginning after December 15, 2014. Accordingly, the Company has formally adopted the new standard; however, the adoption did not have an impact on the Company’s consolidated financial statements.

Accounting Pronouncements – To be adopted

Revenue Recognition – In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. The standard provides a five-step model to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The standard also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The standard was proposed to be effective for annual and interim periods beginning after December 15, 2016. Early application is not permitted. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year, and that proposal is subject to a thirty day comment period. The standard permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the impact the new standard will have on its consolidated financial statements and related disclosures.

Stock-Based Compensation – In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The standard is effective for the annual and interim periods beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

Consolidation – In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which modifies the existing consolidation model, particularly for those entities with a variable interest in other legal entities. The guidance is effective for the annual and interim periods beginning after December 15, 2015 and can be applied using either a retrospective or modified retrospective approach. Early adoption is permitted. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

Debt Issuance Costs – In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. Application of the standard, which is required to be applied retrospectively, is required for the annual and interim periods beginning after December 15, 2015. The Company is currently evaluating the impact the new standard will have on its consolidated financial statements.

2.	CCT Agreements

On January 29, 2014, the Company entered into an agreement (the “CCT Agreement”) with Chengshan Group Company Ltd. (“Chengshan”) and The Union of Cooper Chengshan (Shandong) Tire Company Co., Ltd. (the “Union”) regarding Cooper Chengshan (Shandong) Tire Company Ltd. (“CCT”) that, among other matters, provided Chengshan, with certain conditions and exceptions, a limited contractual right to either (i) purchase the Company’s 65 percent equity interest in CCT for 65 percent of the Option Price (as defined below) or (ii) sell its 35 percent equity interest in CCT to the Company for 35 percent of the Option Price. In the event Chengshan elected not to exercise its right to purchase the Company’s equity interest or sell its interest in CCT to the Company, the Company had the right to purchase Chengshan’s 35 percent equity interest in CCT for 35 percent of the Option Price subject to certain conditions. In the event neither Chengshan nor the Company exercised their respective options prior to their expiration, the agreement allowed for continuation of the joint venture as then structured.

The “Option Price” under the CCT Agreement was defined as the greater of (i) the fair market value of CCT on a stand-alone basis, which value would not take into consideration the value of the trademarks and technologies licensed by the Company to CCT, as determined by an internationally recognized valuation firm (the “CCT valuation”) and (ii) $435,000.

Under the terms of the CCT Agreement, once the Option Price was determined, the noncontrolling shareholder had 45 days to elect to either purchase the Company’s 65 percent ownership interest in CCT for 65 percent of the Option Price or sell to the Company its 35 percent ownership interest in CCT at 35 percent of the Option Price or do neither. If the noncontrolling shareholder did not exercise these options, the options would expire and the Company would have the right to purchase the noncontrolling shareholder’s 35 percent ownership interest in CCT at 35 percent of the Option Price. The CCT Agreement provided that, if the CCT valuation was not provided on or before August 11, 2014 (as such date may be extended, the “Option Commencement Deadline”), the options of both parties would terminate and be of no effect unless the Company, at its sole discretion, elected to extend the deadline for the CCT valuation. On August 11, 2014, the Company extended the Option Commencement Deadline from August 11, 2014 to August 14, 2014 to allow the parties to finalize the Option Agreement, as defined below, and related matters.

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

The Company determined the CCT Agreement constituted an accounting extinguishment and new issuance of the Chengshan Group’s equity interest in CCT. In accordance with ASC 810, “Consolidation”, changes in a parent’s interest while the parent retains its controlling financial interest in its subsidiary shall be accounted for as equity transactions. Therefore, gains and losses were not recorded in the Condensed Consolidated Statements of Income as a result of the CCT Agreement. The Company was required to measure the noncontrolling shareholder interest at fair value as of January 29, 2014, the transaction date (the “Transaction Date Assessment”).

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

Further, as a result of the CCT Agreement, during the term of its put option rights, the noncontrolling shareholder interest in CCT had redemption features that were not within the control of the Company. Accordingly, the noncontrolling shareholder interest in CCT was recorded outside of total equity during the interim period between the CCT Agreement and eventual date of sale as described below. If the Transaction Date Assessment and Options Assessment resulted in a noncontrolling shareholder interest that was less than 35 percent of the minimum Option Price, ASC 480, “Distinguishing Liabilities from Equity”, required that the noncontrolling shareholder interest be adjusted to 35 percent of the minimum Option Price.

The Company’s CCT Agreement Transaction Date Assessment, in accordance with the appropriate accounting guidance, resulted in an adjustment to the redeemable noncontrolling shareholder interest of $28,285, increasing the total noncontrolling shareholder interest to $152,250. The Options Assessment did not result in any further adjustment to the redeemable noncontrolling shareholder interest. The redeemable noncontrolling shareholder interest was classified outside of permanent equity on the Company’s Condensed Consolidated Balance Sheet, in accordance with the authoritative accounting guidance.

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

The Company determined that the recurring fair value measurements related to CCT relied primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlements of liabilities, as observable inputs were not available and, as such, resided within Level 3 of the fair value hierarchy as defined in Note 5 – Fair Value Measurements. The Company utilized third parties to assist in the determination of the fair value of CCT based upon internal and external inputs considering various relevant market transactions, discounted cash flow valuation methods and probability weighting, among other factors.

In October 2014, the Company received the required documentation from the noncontrolling shareholder interest owner indicating its intent to exercise its call option under the CCT Agreement. On November 26, 2014, the Chinese State Administration for Industry & Commerce issued a new business license for CCT and on November 30, 2014, the Company completed the sale of its 65 percent ownership interest in CCT to Prairie, all in accordance with the previously described Option Agreement between the Company and Chengshan, referred to as the “Sale.” In connection with the Sale, the name of CCT was changed to Prinx Chengshan (Shandong) Tire Company Ltd. Under the terms of the CCT Agreement, the Company received approximately $262,000, in cash, net of taxes and including dividends. The sale of CCT resulted in a gain on sale, net of tax, of $55,704. Subsequent to the Sale, the Company continues to have off-take rights, with CCT agreeing to produce Cooper branded products until mid-2018.

The Company evaluated the Sale to determine if it met the discontinued operations criteria in accordance with ASC 205 “Presentation of Financial Statements”. Based upon the Company’s significant continuing involvement in the operations of CCT through the off-take agreements, the Sale is not deemed to meet the discontinued operations criteria. CCT was presented in the Consolidated Financial Statements of the Company through the Sale date.

The following table reflects the results of CCT included in the Company’s Condensed Consolidated Statements of Income for the period ended March 31, 2014:

Three Months Ended March 31,
2014
Net Sales
External Customers	$157,200
Intercompany	27,300

$184,500
Operating Profit	$20,900
Net income attributable to Cooper Tire & Rubber Company	$11,200

3.	Earnings Per Share

Net income per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2014	2015
Numerator
Numerator for basic and diluted earnings per share—Net income attributable to common stockholders	$45,434	$40,761

Denominator
Denominator for basic earnings per share—weighted average shares outstanding	63,399	58,076
Effect of dilutive securities—stock options and other stock units	939	1,249

Denominator for diluted earnings per share—adjusted weighted average share outstanding	64,338	59,325

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.72	$0.70

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.71	$0.69

Options to purchase shares of the Company’s common stock not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares were 340,841 in 2014. These options could be dilutive in the future depending on the performance of the Company’s stock. For 2015, all options to purchase shares of the Company’s common stock were included in the computation of diluted earnings per share as the options’ exercise prices were less than the average market price of the common shares.

4.	Inventories

Inventory costs are determined using the last-in, first-out (“LIFO”) method for substantially all U.S. inventories. The current cost of the U.S. inventories under the first-in, first-out (“FIFO”) method was $419,977 and $414,600 at December 31, 2014 and March 31, 2015, respectively. These FIFO values have been reduced by approximately $126,231 and $76,537 at December 31, 2014 and March 31, 2015, respectively, to arrive at the LIFO value reported on the Condensed Consolidated Balance Sheets. The remaining inventories have been valued under the FIFO or average cost methods. All inventories are stated at the lower of cost or market.

5.	Fair Value Measurements

Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. The change in values of the fair value foreign currency hedges offsets exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish krona, Norwegian krone, Mexican peso and Chinese yuan generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2014 and March 31, 2015 was $170,750 and $158,817, respectively. The counterparties to each of these agreements are major commercial banks.

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

Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately $5,719 and $10,139 as of December 31, 2014 and March 31, 2015, respectively) are recorded as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets and reclassified into earnings as the hedged transactions occur.

The Company assesses hedge ineffectiveness quarterly using the hypothetical derivative method. In doing so, the Company monitors the actual and forecasted foreign currency sales and purchases versus the amounts hedged to identify any hedge ineffectiveness. Any hedge ineffectiveness is recorded as an adjustment in the accompanying Condensed Consolidated Statements of Income in the period in which the ineffectiveness occurs. The Company also performs regression analysis comparing the change in value of the hedging contracts versus the underlying foreign currency sales and purchases, which confirms a high correlation and hedge effectiveness.

The derivative instruments are subject to master netting arrangements with the counterparties to the contracts. The following table presents the location and amounts of derivative instrument fair values in the Condensed Consolidated Balance Sheets:

Assets/(liabilities)	December 31, 2014	March 31, 2015
Designated as hedging instruments:
Gross amounts recognized	$6,483	$11,214
Gross amounts offset	(504)	(607)

Net amounts	$5,979	$10,607
Not designated as hedging instruments:
Gross amounts recognized	$—	$232
Other current assets	$5,979	$10,839

The following table presents the location and amount of gains and losses on derivative instruments in the Condensed Consolidated Statements of Income:

Derivatives Designated as Cash Flow Hedges	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Cumulative Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Three Months Ended March 31, 2014	$2,441	$899	$72
Three Months Ended March 31, 2015	$8,746	$4,326	$208

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives Three Months Ended March 31,
		2014	2015
Foreign exchange contracts	Other income	$(132)	$232

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

Financial assets and liabilities recorded on the Condensed Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1. Financial asset and liability values are based on unadjusted quoted prices for an identical asset or liability in an active market that the Company has the ability to access.

Level 2. Financial asset and liability values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

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

Level 3. Financial asset and liability values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

The valuation of foreign exchange forward contracts was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2014 and March 31, 2015, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The valuation of stock-based liabilities was determined using the Company’s stock price, and as a result, these liabilities are classified in Level 1 of the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	December 31, 2014
	Total Derivative Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Exchange Contracts	$5,979	$—	$5,979	$—
Stock-based Liabilities	$(19,079)	$(19,079)	$—	$—

	March 31, 2015
	Total Derivative Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Exchange Contracts	$10,839	$—	$10,839	$—
Stock-based Liabilities	$(23,395)	$(23,395)	$—	$—

The following tables present the carrying amounts and fair values for the Company’s financial instruments carried at cost on the Condensed Consolidated Balance Sheets. The fair value of the Company’s debt is based upon the market price of the Company’s publicly-traded debt. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2014
		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Instruments Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Cash and cash equivalents	$551,652	$551,652	$—	$—
Notes receivable	4,546	4,546	—	—
Restricted cash	653	653
Notes payable	(64,551)	(64,551)	—	—
Current portion of long-term debt	(2,115)	(2,115)	—	—
Long-term debt	(298,931)	(325,431)	—	—

	March 31, 2015
		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Instruments Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Cash and cash equivalents	$449,145	$449,145	$—	$—
Notes receivable	6,712	6,712	—	—
Restricted cash	660	660	—	—
Notes payable	(15,815)	(15,815)	—	—
Current portion of long-term debt	(2,064)	(2,064)	—	—
Long-term debt	(297,923)	(324,423)	—	—

6.	Income Taxes

For the quarter ended March 31, 2015, the Company recorded income tax expense of $22,476 (effective rate of 34.8 percent) as compared to $22,567 (effective rate of 30.4 percent) for the comparable period in 2014. The 2015 three-month period income tax expense is calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. This rate differs from the U.S. federal statutory rate of 35 percent primarily because of the projected mix of earnings in international jurisdictions with lower tax rates partially offset by losses in jurisdictions with no tax benefit due to valuation allowances.

The Company continues to maintain a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” against a portion of its U.S. and non-U.S. deferred tax asset position at March 31, 2015, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a capital loss carryforward by a valuation allowance of $20,635. The capital loss carryforward in the U.S. is scheduled to expire in the fourth quarter of 2015. In addition, the Company has recorded valuation allowances of $12,718 relating to non-U.S. net operating losses for a total valuation allowance of $33,353. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.

The Company maintains an ASC 740-10, “Accounting for Uncertainty in Income Taxes,” liability for unrecognized tax benefits for permanent and temporary book/tax differences. At March 31, 2015, the Company’s liability, exclusive of interest, totals approximately $8,091. The Company reduced the amount of unrecognized tax benefits during the quarter, primarily as a result of lapses in statutes. The Company accrued an immaterial amount of interest expense related to these unrecognized tax benefits during the quarter.

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

7.	Pensions and Postretirement Benefits Other than Pensions

The following tables disclose the amount of net periodic benefit costs for the three months ended March 31, 2014 and 2015 for the Company’s defined benefit plans and other postretirement benefits:

	Pension Benefits - Domestic		Pension Benefits - International
	2014	2015	2014	2015
Components of net periodic benefit cost:
Service cost	$2,440	$2,759	$3	$3
Interest cost	10,711	10,050	4,926	4,040
Expected return on plan assets	(13,135)	(13,665)	(5,015)	(3,165)
Amortization of actuarial loss	7,005	9,879	2,122	1,840

Net periodic benefit cost	$7,021	$9,023	$2,036	$2,718

	Other Post Retirement Benefits
	2014	2015
Components of net periodic benefit cost:
Service cost	$601	$628
Interest cost	2,826	2,580
Amortization of prior service cost	(142)	(141)
Amortization of actuarial loss	—	—

Net periodic benefit cost	$3,285	$3,067

8.	Product Warranty Liabilities

The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities:

	2014	2015
Reserve at January 1	$30,853	$14,005
Additions	5,906	2,994
Payments	(5,115)	(3,986)

Reserve at March 31	$31,644	$13,013

The CCT portion of the warranty accrual consisted of a January 1, 2014 reserve of $16,807, and additions to the reserve of $2,399 and payments of $2,137 for the period ended March 31, 2014.

9.	Stockholders’ Equity

The following table reconciles the beginning and end of the period equity accounts attributable to Cooper Tire & Rubber Company and to the noncontrolling shareholder’s interests:

	Total Equity
	Total Parent Stockholders’ Equity	Noncontrolling Shareholder Interest in Consolidated Subsidiary	Total Stockholders’ Equity
Balance at December 31, 2014	$843,792	$40,469	$884,261
Net income	40,761	1,402	42,163
Other comprehensive income	3,624	(1,102)	2,522
Share repurchase program	(12,352)		(12,352)
Stock compensation plans	16,586	—	16,586
Cash dividends - $.105 per share	(6,060)	—	(6,060)

Balance at March 31, 2015	$886,351	$40,769	$927,120

10.	Share Repurchase Programs

On August 6, 2014, the Board of Directors authorized the repurchase of up to $200,000 of the Company’s outstanding common stock pursuant to an accelerated share repurchase program, and the Company entered into a $200,000 accelerated share repurchase program (the “ASR program”) with J.P. Morgan Chase Bank (the “ASR Counterparty”). The Company paid $200,000 to the ASR Counterparty in August 2014 and received 5,567,154 shares of its common stock, which represented approximately 80 percent of the shares expected to be purchased pursuant to the ASR program, based on the closing price on August 6, 2014. Under the terms of the ASR program, the ASR Counterparty was permitted, in accordance with the applicable requirements of the federal securities laws, to separately trade in the Company’s shares in connection with the hedging activities related to the ASR program and as part of other aspects of the ASR Counterparty’s business.

On February 13, 2015, the Company completed the ASR program. Based on the terms of the ASR program, the total number of shares repurchased under the ASR program was based on the volume-weighted average price of the Company’s common stock, less a discount, during the repurchase period, which resulted in the Company receiving an additional 784,694 shares of its common stock from the ASR Counterparty at maturity. As a result, under the ASR program, the Company paid a total of $200,000 to the ASR Counterparty and received a total of 6,351,848 shares (5,567,154 shares initially received, plus 784,694 shares received at maturity) of its common stock, which represents a volume weighted average price, as adjusted pursuant to the terms of the ASR program, of $31.49 over the duration of the ASR program.

On February 20, 2015, the Board of Directors authorized a new program to repurchase up to $200,000 of the Company’s common stock through December 31, 2016. This share repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time without notice. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

During the three months ended March 31, 2015, subsequent to the Board of Directors’ authorization, the Company repurchased 313,405 shares of the Company’s common stock under this program for $12,352. As of March 31, 2015, approximately $187,648 remained of the $200,000 share repurchase program. All repurchases under this program were made using cash resources.

11.	Stock-Based Compensation

The Company’s incentive compensation plans allow the Company to grant awards to certain employees in the form of stock options, stock awards, restricted stock units, stock appreciation rights, performance stock units, dividend equivalents and other awards. Compensation related to these awards is determined based on the fair value on the date of grant and is amortized to expense over the vesting period. The Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire without forfeiture of the award. If awards can be settled in cash, these awards are recorded as liabilities and marked to market.

The following table discloses the amount of stock-based compensation expense for the three-month period ended March 31, 2014 and 2015:

	Three Months Ended March 31,
	2014	2015
Stock options	$1,014	$1,053
Restricted stock units	156	1,259
Performance based units	266	327

Total stock based compensation	$1,436	$2,639

Stock Options

In February 2013, employees participating in the 2013-2015 Long-Term Incentive Plan were granted 330,639 stock options which vest one-third each year through February 2016. In February 2014, employees participating in the 2014-2016 Long-Term Incentive Plan were granted 380,064 stock options which vest one-third each year through February 2017. No stock options were granted in the quarter ended March 31, 2015.

The fair value of the options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

2014
Risk-free interest rate	2.00%
Dividend yield	1.8%
Expected volatility of the Company’s common stock	0.640
Expected life in years	6.0

The weighted average fair value of options granted in 2014 was $12.26.

The following table provides details of the stock option activity for the three months ended March 31, 2015:

Number of Shares
Outstanding at January 1, 2015	1,765,922
Granted	—
Exercised	(745,665)
Expired	(11,159)
Canceled	(52,597)

Outstanding at March 31, 2015	956,501
Exercisable	627,107

Restricted Stock Units

In February 2015, employees participating in the 2015-2017 Long-Term Incentive Plan were granted 105,102 restricted stock units which vest one-third each year through February 2018. Compensation related to the restricted stock units granted is determined based on the fair value of the Company’s stock on the date of grant and is amortized to expense over the vesting period. The Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire without forfeiture of the award. The weighted average fair value of restricted stock units granted in 2015 was $36.78.

The following table provides details of the nonvested restricted stock unit activity for the three months ended March 31, 2015:

Number of Restricted Stock Units
Nonvested at January 1, 2015	197,838
Granted	108,052
Vested	(22,139)
Canceled	(15,101)
Accrued dividend equivalents	797

Nonvested at March 31, 2015	269,447

Performance Stock Units

Employees participating in the Company’s Long-Term Incentive Plan for the plan year 2013 – 2015, earn performance stock units and cash. Any units and cash earned during 2013, 2014 and 2015 will vest at December 31, 2015.

Employees participating in the Company’s Long-Term Incentive Plan for the plan year 2014 – 2016, earn performance stock units and cash. Any units and cash earned during 2014 and 2015 will vest at December 31, 2016.

Employees participating in the Company’s Long-Term Incentive Plan for the plan year 2015 – 2017, earn performance stock units and cash. Any units and cash earned during 2015 will vest at December 31, 2017.

The following table provides details of the nonvested performance stock units under the Company’s Long-Term Incentive Plans:

Number of Performance Stock Units
Performance stock units outstanding at January 1, 2015	83,515
Granted	114,385
Canceled	(7,234)
Accrued dividend equivalents	246

Performance stock units outstanding at March 31, 2015	190,912

The Company’s restricted stock units and performance stock units are not participating securities. These units will be converted into shares of Company common stock in accordance with the distribution date indicated in the agreements. Restricted stock units earn dividend equivalents from the time of the award until distribution is made in common shares. Performance stock units earn dividend equivalents from the time the units have been earned based upon Company performance metrics, until distribution is made in common shares. Dividend equivalents are only earned subject to vesting of the underlying restricted stock units and performance stock units. Accordingly, such units do not represent participating securities.

12.	Changes in Cumulative Other Comprehensive Loss by Component

The following table presents the changes in Cumulative Other Comprehensive Loss by Component for the period ended March 31, 2015. All amounts are presented net of tax. Amounts in parentheses indicate debits.

	Cumulative Currency Translation Adjustment	Changes in the Fair Value of Derivatives and Unrealized Gains (Losses)		Unrecognized Postretirement Benefit Plans		Total
December 31, 2014	$9,059	$4,762		$(544,423)		$(530,602)
Other comprehensive income (loss) before reclassifications	(11,758)	5,492	(a)	5,227	(c)	(1,039)
Amount reclassifed from accumulated other comprehensive income	—	(2,804	)(b)	7,467	(d)	4,663

Net current-period other comprehensive income	(11,758)	2,688		12,694		3,624

March 31, 2015	$(2,699)	$7,450		$(531,729)		$(526,978)

(a)	This amount represents $8,746 of unrealized gains on cash flow hedges, net of tax of $3,254 that were recognized in Other Comprehensive Loss (see Footnote 5 for additional details).
(b)	This amount represents $4,326 of gains on cash flow hedges, net of tax of $1,522, that were reclassified out of Cumulative Other Comprehensive Loss and are included in Other income on the Condensed Consolidated Statements of Income (see Footnote 5 for additional details).
(c)	This amount represents $6,616 of other comprehensive loss, net of tax of $1,389 that was recognized in Other Comprehensive Loss.
(d)	This amount represents amortization of prior service credit of $141 and amortization of actuarial losses of ($11,719), net of tax of $4,111, that were reclassified out of Cumulative Other Comprehensive Loss and are included in the computation of net periodic benefit cost (see Footnote 7 for additional details).

13.	Comprehensive Income Attributable to Noncontrolling Shareholders’ Interests

The following table provides the details of the comprehensive income attributable to noncontrolling shareholders’ interests:

	Three Months Ended March 31,
	2014	2015
Net income attributable to noncontrolling shareholders’ interests	$6,294	$1,402
Other comprehensive income:
Currency translation adjustments	(1,180)	(1,102)

Comprehensive income attributable to noncontrolling shareholders’ interests	$5,114	$300

14.	Contingent Liabilities

Product Liability Claims

The Company is a defendant in various product liability claims brought in numerous jurisdictions in which individuals seek damages resulting from motor vehicle accidents allegedly caused by defective tires manufactured by the Company. Each of the product liability claims faced by the Company generally involve different types of tires, models and lines, different circumstances surrounding the accident such as different applications, vehicles, speeds, road conditions, weather conditions, driver error, tire repair and maintenance practices, service life conditions, as well as different jurisdictions and different injuries. In addition, in many of the Company’s product liability lawsuits the plaintiff alleges that his or her harm was caused by one or more co-defendants who acted independently of the Company. Accordingly, both the claims asserted and the resolutions of those claims have an enormous amount of variability. The aggregate amount of damages asserted at any point in time is not determinable since often times when claims are filed, the plaintiffs do not specify the amount of damages. Even when there is an amount alleged, at times the amount is wildly inflated and has no rational basis.

The fact that the Company is a defendant in product liability lawsuits is not surprising given the current litigation climate, which is largely confined to the United States. However, the fact that the Company is subject to claims does not indicate that there is a quality issue with the Company’s tires. The Company sells approximately 30 to 35 million passenger, light truck, SUV, radial medium truck and motorcycle tires per year in North America. The Company estimates that approximately 300 million Company-produced tires – made up of thousands of different specifications – are still on the road in North America. While tire disablements do occur, it is the Company’s and the tire industry’s experience that the vast majority of tire failures relate to service-related conditions, which are entirely out of the Company’s control – such as failure to maintain proper tire pressure, improper maintenance, road hazard and excessive speed.

The Company accrues costs for product liability at the time a loss is probable and the amount of loss can be estimated. The Company believes the probability of loss can be established and the amount of loss can be estimated only after certain minimum information is available, including verification that Company-produced product were involved in the incident giving rise to the claim, the condition of the product purported to be involved in the claim, the nature of the incident giving rise to the claim and the extent of the purported injury or damages. In cases where such information is known, each product liability claim is evaluated based on its specific facts and circumstances. A judgment is then made to determine the requirement for establishment or revision of an accrual for any potential liability. The liability often cannot be determined with precision until the claim is resolved.

Pursuant to applicable accounting rules, the Company accrues the minimum liability for each known claim when the estimated outcome is a range of possible loss and no one amount within that range is more likely than another. The Company uses a range of losses because an average cost would not be meaningful since the product liability claims faced by the Company are unique and widely variable, and accordingly, the resolutions of those claims have an enormous amount of variability. The costs have ranged from zero dollars to $33 million in one case with no “average” that is meaningful. No specific accrual is made for individual unasserted claims or for premature claims, asserted claims where the minimum information needed to evaluate the probability of a liability is not yet known. However, an accrual for such claims based, in part, on management’s expectations for future litigation activity and the settled claims history is maintained. Because of the speculative nature of litigation in the U.S., the Company does not believe a meaningful aggregate range of potential loss for asserted and unasserted claims can be determined. The Company’s experience has demonstrated that its estimates have been reasonably accurate and, on average, cases are settled at amounts close to the reserves established. However, it is possible an individual claim from time to time may result in an aberration from the norm and could have a material impact.

The Company determines its reserves using the number of incidents expected during a year. During the first three months of 2015, the Company increased its product liability reserve by $16,065. The addition of another year of self-insured incidents accounted for $12,198 of this increase. Settlements and changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $3,867.

The time frame for the payment of a product liability claim is too variable to be meaningful. From the time a claim is filed to its ultimate disposition depends on the unique nature of the case, how it is resolved – claim dismissed, negotiated settlement, trial verdict or appeals process – and is highly dependent on jurisdiction, specific facts, the plaintiff’s attorney, the court’s docket and other factors. Given that some claims may be resolved in weeks and others may take five years or more, it is impossible to predict with any reasonable reliability the time frame over which the accrued amounts may be paid.

The Company paid $20,433 during the first quarter of 2015 to resolve cases and claims. The Company’s product liability reserve balance at December 31, 2014 totaled $178,891 (the current portion of $69,892 is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets) and the balance at March 31, 2015 totaled $174,523 (current portion of $69,945).

The product liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company offset by recoveries of legal fees. Legal costs are expensed as incurred and product liability insurance premiums are amortized over coverage periods.

For the three-month periods ended March 31, 2014 and 2015, product liability expenses totaled $18,701 and $22,502, respectively. Product liability expenses are included in Cost of goods sold in the Condensed Consolidated Statements of Income.

Federal Securities Litigation

On January 17, 2014, alleged stockholders of the Company filed a putative class-action lawsuit against the Company and certain of its officers in the United States District Court for the District of Delaware relating to the terminated merger agreement with subsidiaries of Apollo Tyres Ltd. That lawsuit, captioned OFI Risk Arbitrages, et al. v. Cooper Tire & Rubber Co., et al., No. 1:14-cv-00068-LPS, generally alleges that the Company and certain officers violated the federal securities laws by issuing allegedly misleading disclosures in connection with the terminated transaction and seeks, among other things, damages. The Company and its officers believe that the allegations against them lack merit and intend to defend the lawsuit vigorously.

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

Stockholder Derivative Litigation

On February 24, March 6, and April 17, 2014, purported stockholders of the Company filed derivative actions on behalf of the Company in the U.S. District Court for the Northern District of Ohio and the U.S. District Court for the District of Delaware against certain officers and employees and the then current members of the Company’s board of directors. The lawsuits have been transferred to the U.S. District Court for the District of Delaware and consolidated under the caption Fitzgerald v. Armes, et al., No. 1:14-cv-479 (D. Del.). The Company is named as a nominal defendant in the lawsuits, and the lawsuits seek recovery for the benefit of the Company. The plaintiffs allege that the defendants breached their fiduciary duties to the Company by issuing allegedly misleading disclosures in connection with the terminated merger transaction and that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 by means of the same allegedly misleading disclosures. The plaintiffs also assert claims for waste of corporate assets, unjust enrichment, “gross mismanagement” and “abuse of control.” The complaints seek, among other things, unspecified money damages from the defendants, injunctive relief and an award of attorney’s fees. A purported shareholder of the Company has also submitted a demand to the Company’s board of directors that it cause the Company to bring claims against certain of the Company’s officers and directors for the matters alleged in the shareholder derivative lawsuits.

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

15.	Business Segments

In the first quarter of 2015, the Company announced the creation of a Chief Operating Officer position with responsibility for Cooper’s worldwide operations throughout North America, Asia, Europe and Latin America. The Company made this organizational change to provide a more cohesive global approach to the Company’s business and to better leverage the Company’s brands, products and manufacturing footprint around the world. As a result of these organizational changes, the Company evaluated its segment reporting under ASC 280, “Segments.”

Based on this evaluation, it was determined that the Company has four reportable segments:

•	North America, composed of the Company’s operations in the United States and Canada;

•	Latin America, composed of the Company’s operations in Mexico and South America;

•	Europe; and

•	Asia.

North America and Latin America meet the criteria for aggregation in accordance with ASC 280, as they are similar in their production and distribution processes and exhibit similar economic characteristics. The aggregated North America and Latin America segments are presented as “Americas Tire” in the segment disclosure. The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment has a joint venture manufacturing operation in Mexico, Corporacion de Occidente SA de CV (“COOCSA”), which supplies passenger car tires to the U.S., Mexican, Central American and South American markets. The segment also distributes tires for racing, medium truck and motorcycles. The racing and motorcycle tires are manufactured in the Company’s European Operations segment and by others. Subsequent to the Company’s sale of its ownership interest in CCT, the medium truck tires have been sourced through an off-take agreement with CCT. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to original equipment manufacturers.

Both the Asia and Europe segments have been determined to be individually immaterial, as they do not meet the quantitative requirements for segment disclosure under ASC 280. In accordance with ASC 280, information about operating segments that are not reportable shall be combined and disclosed in an all other category separate from other reconciling items. As a result, these two segments have been combined in the segment operating results discussion. The results of the combined Asia and Europe segments are presented as “International Tire”. The European operations have affiliated operations in the U.K. and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures light vehicle tires primarily for the European markets. The Asian operations have affiliated operations in the People’s Republic of China (“PRC”). In the PRC, Cooper Kunshan Tire manufactures light vehicle tires and, under an agreement with the government of the PRC, these tires were exported to markets outside of the PRC through 2012. Beginning in 2013, tires produced at the facility have also been sold in the Chinese domestic market. The segment also had a joint venture in the PRC, CCT, which manufactured and marketed radial and bias medium truck tires, as well as passenger and light truck tires for domestic and global markets. The Company sold its ownership interest in this joint venture in November 2014, and the Company now procures these tires under off-take agreements through mid-2018. The majority of the tires manufactured by the segments are sold in the replacement market, with a portion also sold to original equipment manufacturers.

The presentation of the aggregated Americas Tire segment under the Company’s new organizational structure is consistent with the segment reported as Americas Tire in prior years. Similarly, the International Tire disclosure is consistent with the Company’s previously reported International Tire segment. As a result, the Company has not restated its prior year reportable segments as the composition of reportable segments did not change.

The following table details information on the Company’s operating segments.

	Three Months Ended March 31,
	2014	2015
Revenues:
Americas Tire
External customers	$543,960	$582,044
Intercompany	19,534	16,470

	563,494	598,514
International Tire
External customers	252,498	81,162
Intercompany	57,448	25,940

	309,946	107,102
Eliminations	(76,982)	(42,410)

Net sales	$796,458	$663,206

Segment profit (loss):
Americas Tire	$68,629	$89,998
International Tire	23,148	(2,793)
Eliminations	382	2,034
Unallocated corporate charges	(11,248)	(18,886)

Operating profit	80,911	70,353
Interest expense	(7,118)	(6,356)
Interest income	513	562
Other income (expense)	(11)	80

Income before income taxes	$74,295	$64,639

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presents information related to the consolidated results of the operations of the Company, a discussion of past results of the Company’s segments, future outlook for the Company and information concerning the liquidity and capital resources of the Company. The Company’s future results may differ materially from those indicated herein, for reasons including those indicated under the forward-looking statements heading below.

Consolidated Results of Operations

(Dollar amounts in millions except per share amounts)

	Three Months Ended March 31,
	2014	Change	2015
Revenues:
Americas Tire
External customers	$543,960	7.0%	$582,044
Intercompany	19,534	-15.7%	16,470

	563,494	6.2%	598,514
International Tire
External customers	252,498	-67.9%	81,162
Intercompany	57,448	-54.8%	25,940

	309,946	-65.4%	107,102
Eliminations	(76,982)	-44.9%	(42,410)

Net sales	$796,458	-16.7%	$663,206

Segment profit (loss):
Americas Tire	68,629	31.1%	89,998
International Tire	23,148	-112.1%	(2,793)
Unallocated corporate charges	382	432.5%	2,034
Eliminations	(11,248)	67.9%	(18,886)

Operating profit	80,911	-13.0%	70,353
Interest expense	(7,118)	-10.7%	(6,356)
Interest income	513	9.6%	562
Other income	(11)	100.0%	80

Income before income taxes	74,295	-13.0%	64,639
Income tax expense	22,567	-0.4%	22,476

Net income	51,728	-18.5%	42,163
Noncontrolling shareholders’ interests	6,294	-77.7%	1,402

Net income attributable to Cooper Tire & Rubber Company	$45,434	-10.3%	$40,761

Basic earnings per share attributable to Cooper Tire & Rubber Company	$0.72		$0.70

Diluted earnings per share attributable to Cooper Tire & Rubber Company	$0.71		$0.69

Consolidated net sales for the three-month period ended March 31, 2015 were $663 million, a decrease of $133 million from the comparable period one year ago. The absence of CCT resulted in decreased sales in the first quarter of 2015 ($157 million). Excluding CCT, unit volumes increased ($35 million), which was partially offset by less favorable pricing and mix ($4 million) and unfavorable exchange rates ($7 million) compared with the first quarter of 2014.

The Company recorded operating profit in the first quarter of 2015 of $70 million, a decrease of $11 million compared with the first quarter of 2014. The absence of CCT reduced operating profit by $21 million. Excluding CCT, lower raw material costs ($46 million) and higher unit volumes ($4 million) were partially offset by unfavorable pricing and mix ($15 million) and higher product liability charges ($4 million). Manufacturing costs increased ($16 million) compared to the first quarter of 2014 as a result of the previously announced reconfiguration of the Company’s U.S. manufacturing plants to increase production of higher value, higher margin products, coupled with higher costs related to pension, technical spending and health insurance. Selling, general and administrative costs increased ($3 million) and other operating costs increased as a result of unfavorable currency impacts ($2 million) compared with the first quarter of 2014.

The Company experienced decreases in the costs of certain of its principal raw materials in the first quarter of 2015 compared with the first quarter of 2014. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based. Substantially all U.S. inventories have been valued using the LIFO method of inventory costing which accelerates the impact to cost of goods sold from changes to raw material prices.

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

Product liability expenses totaled $23 million and $19 million in the first quarter of 2015 and 2014, respectively. The change in the expense results from claim settlements and adjustments to existing reserves based on the Company’s quarterly comprehensive review of outstanding claims. Additional information related to the Company’s accounting for product liability costs appears in the Notes to the Condensed Consolidated Financial Statements.

Selling, general and administrative expenses were $62 million in the first quarter of 2015 (9.3 percent of net sales) and $66 million in the first quarter of 2014 (8.3 percent of net sales). The absence of CCT reduced selling, general and administrative expenses by $8 million. Excluding CCT, the increase in selling, general and administrative expenses was driven primarily by increases in the accruals for stock-based liabilities.

Interest expense decreased compared with the first quarter of 2014 due to the absence of CCT. Interest income and other income remained consistent with the first quarter of 2014.

For the quarter ended March 31, 2015, the Company recorded income tax expense of $22 million (effective rate of 34.8 percent) as compared with $23 million (effective rate of 30.4 percent) for the comparable period in 2014. The 2015 three-month period income tax expense is calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. This is impacted by the projected mix of earnings in the U.S. and in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions with no tax benefit due to valuation allowances.

The Company continues to maintain a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” against a portion of its U.S. and non-U.S. deferred tax asset position, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a capital loss carryforward by a valuation allowance of $20 million. The capital loss carryforward in the U.S. is scheduled to expire in the fourth quarter of 2015. In addition, the Company has recorded valuation allowances of $13 million relating to non-U.S. net operating losses for a total valuation allowance of $33 million. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.

Segment Operating Results

In the first quarter of 2015, the Company announced the creation of a Chief Operating Officer position with responsibility for Cooper’s worldwide operations throughout North America, Asia, Europe and Latin America. The Company made this organizational change to provide a more cohesive global approach to the Company’s business and to better leverage the Company’s brands, products and manufacturing footprint around the world. As a result of these organizational changes, the Company evaluated its segment reporting under ASC 280, “Segments.”

Based on this evaluation, it was determined that the Company has four reportable segments:

•	North America, composed of the Company’s operations in the United States and Canada;

•	Latin America, composed of the Company’s operations in Mexico and South America;

•	Europe: and

•	Asia.

North America and Latin America meet the criteria for aggregation in accordance with ASC 280, as they are similar in their production and distribution processes and exhibit similar economic characteristics. The aggregated North America and Latin America segments are presented as “Americas Tire” in the segment disclosure.

Both the Asia and Europe segments have been determined to be individually immaterial, as they do not meet the quantitative requirements for segment disclosure under ASC 280. In accordance with ASC 280, information about operating segments that are not reportable shall be combined and disclosed in an all other category separate from other reconciling items. As a result, these two segments have been combined in the segment operating results discussion. The results of the combined Asia and Europe segments are presented as “International Tire”.

The presentation of the aggregated Americas Tire segment under the Company’s new organizational structure is consistent with the segment reported as Americas Tire in prior years. Similarly, the International Tire disclosure is consistent with the Company’s previously reported International Tire segment. As a result, the Company has not restated its prior year reportable segments as the composition of reportable segments did not change.

The presentation of the aggregated Americas Tire segment under the Company’s new organizational structure is consistent with the segment reported as Americas Tire in prior years. Similarly, the Other – Asia and Europe disclosure is consistent with the Company’s previously reported International Tire segment. As a result, the Company has not restated its prior year reportable segments as the composition of reportable segments did not change.

Americas Tire Operations Segment

	Three Months Ended March 31,
	2014	Change	2015
(Dollar amounts in millions)
Sales	$563,494	6.2%	$598,514
Operating profit	$68,629	31.1%	$89,998
Operating margin	12.2%	2.8 points	15.0%
United States unit shipments changes:
Passenger tires
Segment		1.4%
RMA members		1.8%
Total Industry		-8.8%
Light truck tires
Segment		6.2%
RMA members		7.7%
Total Industry		-1.2%
Total light vehicle tires
Segment		2.4%
RMA members		2.5%
Total Industry		-7.9%
Total segment unit sales change		4.9%

The source of unit information is the Rubber Manufacturers Association and internal sources.

Overview

The Americas Tire Operations segment is the aggregation of the Company’s North America and Latin America operating segments. The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment has a joint venture manufacturing operation in Mexico, COOCSA, which supplies passenger car tires to the U.S., Mexican, Central American and South American markets. The segment also distributes tires for racing, medium truck and motorcycles. The racing and motorcycle tires are manufactured in the Company’s European Operations segment and by others. Subsequent to the Company’s sale of its ownership interest in CCT, the medium truck tires have been sourced through an off-take agreement with CCT. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to original equipment manufacturers.

Sales

Net sales of the Americas Tire Operations segment increased $35 million, or 6.2 percent, from the first quarter of 2014. The increase in sales was a result of increased unit volumes ($27 million) and favorable pricing and mix ($8 million). Unit shipments for the segment increased 4.9 percent compared with the first quarter of 2014. In the U.S., the segment’s unit shipments of total light vehicle tires increased 2.4 percent in 2015 compared with 2014. This increase compares with a 2.5 percent increase in total light vehicle tire shipments experienced by the members of the Rubber Manufacturers Association (“RMA”), and a 7.9 percent decrease in total light vehicle tire shipments experienced for the total industry (which includes an estimate for non-RMA members). In addition to the increased unit volumes in light vehicle tires, the segment’s unit volumes of truck and bus radial tires also increased compared with the first quarter of 2014 when the segment was still encountering supply issues.

Operating Profit

Operating profit for the segment increased $21 million to $90 million in the first quarter of 2015. Lower raw material costs ($37 million) and higher unit volumes ($6 million) were partially offset by unfavorable pricing and mix ($9 million) and higher product liability expense ($4 million). Manufacturing costs increased ($14 million) compared with the first quarter of 2014 as a result of the previously announced reconfiguration of the Company’s U.S. manufacturing plants to increase production of higher value, higher margin products, coupled with higher costs related to health insurance, pension and technical spending. Selling, general and administrative costs ($5 million) were lower in the first quarter of 2015.

The segment’s internally calculated raw material index of 159 during the quarter was a decrease of 20.6 percent from the first quarter of 2014.

International Tire Operations Segment

	Three Months Ended March 31,
	2014	Change	2015
(Dollar amounts in millions)
Sales	$309,946	-65.4%	$107,102
Operating profit	$23,148	-112.1%	$(2,793)
Operating margin	7.5%	(10.1) points	-2.6%
Unit sales change		-50.2%

Overview

The International Tire Operations segment is the combination of the Company’s Asia and Europe operating segments. The European operations have affiliated operations in the U.K. and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures light vehicle tires primarily for the European markets. The Asian operations have affiliated operations in the PRC. In the PRC, Cooper Kunshan Tire manufactures light vehicle tires and, under an agreement with the government of the PRC, these tires were exported to markets outside of the PRC through 2012. Beginning in 2013, tires produced at the facility have also been sold in the Chinese domestic market. The segment also had a joint venture in the PRC, CCT, which manufactured and marketed radial and bias medium truck tires, as well as passenger and light truck tires for domestic and global markets. The Company sold its ownership interest in this joint venture in November 2014, and the Company now procures these tires under off-take agreements through mid-2018. The majority of the tires manufactured by the segments are sold in the replacement market, with a portion also sold to original equipment manufacturers.

Sales

Net sales of the International Tire Operations segment decreased $203 million, or 65.4 percent, from the first quarter of 2014. The absence of CCT resulted in decreased unit volumes in the first quarter of 2015 ($174 million). Excluding CCT, the segments experienced less favorable price and mix ($15 million), decreased unit volumes ($7 million) and unfavorable exchange rates ($7 million) compared with the first quarter of 2014. The decline in sales volume is attributable to weakness in the Russian and Eastern European markets as a result of the current political environment and reduced exports to the U.S. market out of Asia due to the recently imposed tariffs.

Operating Loss

Operating profit for the segment decreased $26 million to an operating loss of $3 million in the first quarter of 2015. The absence of CCT reduced operating profit by $21 million. Excluding CCT, unfavorable pricing and mix ($10 million), lower unit volumes ($2 million) and higher manufacturing costs ($2 million) were partially offset by lower raw material costs ($11 million). Other costs ($2 million) increased compared with the first quarter of 2014.

Outlook for Company

In the U.S., it appears the inventory purchased ahead of the tariff announcements has been largely worked through. The Company anticipates seeing more normal order patterns and will build inventory in the seasonally weak second quarter for sell through in our typically stronger third and fourth quarters. For the full year, the Company expects to meet or exceed industry unit volume growth in the U.S.

In Europe, the economies remain sluggish. In Asia, the outlook for tire growth is strong longer term, but the domestic market currently has been impacted by oversupply due to fewer exports to the U.S. because of the tariffs. The Company is looking to invest in Asia to expand its business after the sale of CCT. Until the Company does that, it will see the impact of a higher cost structure on its operating profit there.

First quarter raw material costs declined approximately 14 percent from the fourth quarter of 2014. The company anticipates that in the second quarter raw material costs will be down slightly from the first quarter, but they will generally trend slightly higher during the second half of 2015.

The Company expects 2015 capital expenditures to range between $205 million and $215 million.

The Company expects its effective tax rate for 2015 to be between 30 percent and 35 percent.

SG&A expense is forecast to be in a range of $260 million to $270 million in 2015.

Liquidity and Capital Resources

Generation and uses of cash in operating activities—Operating activities used $8 million of cash during the first quarter of 2015 compared with $28 million during the first quarter of 2014. Inventory growth in the first quarter of 2015 ($58 million) was less than in the first quarter of 2014 ($106 million) due to stronger first quarter 2015 sales and the impact of the growth in inventory in the first quarter of 2014 after the 2013 CCT work stoppage. The first quarter of 2014 incurred an increase in accounts and notes receivable balances ($96 million) as the result of the Company beginning the year with lower accounts receivable balances due to reduced fourth quarter 2013 sales levels. This compared to growth in accounts and notes receivable of $22 million in the first quarter of 2015. These favorable first quarter 2015 cash flow movements were partially offset by an unfavorable accounts payable change in 2015 ($18 million) driven by declining raw material costs. The accounts payable balance increased in the first quarter of 2014 ($58 million) as raw material purchases increased during the period.

Use of cash in investing activities—Net cash used in investing activities during the first quarters of 2014 and 2015 reflect capital expenditures of $40 million and $48 million, respectively.

Sources and uses of cash in financing activities—In 2014, the Company’s subsidiaries borrowed additional funds using long-term debt. In 2015, the Company repaid $41 million of short-term debt, including the repayment of $40 million of borrowings on its domestic credit lines. The Company repurchased $12 million of common stock in the first quarter of 2015 as part of the Company’s share repurchase program. Dividends paid on the Company’s common shares in the first quarters of 2014 and 2015 were $7 million and $6 million, respectively. During the first quarter of 2015, stock options were exercised to acquire 745,665 shares of common stock with a cash impact of $17 million, including $3 million of excess tax benefits on equity instruments.

Available cash, credit facilities and contractual commitments—At March 31, 2015, the Company had cash and cash equivalents of $449 million.

Domestically, the Company has a revolving credit facility with a consortium of four banks that provides up to $200 million based on available collateral and expires in July 2016. The Company also has an accounts receivable securitization facility with a $175 million limit with a June 2015 maturity. These credit facilities are undrawn, other than to secure letters of credit, and have no significant financial covenants until available credit is less than specified amounts. The Company’s additional borrowing capacity based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at March 31, 2015 was $253 million.

The Company’s affiliated operations in Asia have annual renewable unsecured credit lines that provide up to $130 million of borrowings and do not contain financial covenants. The additional borrowing capacity on the Asian credit lines totaled $122 million.

The Company believes that its cash and cash equivalent balances along with available cash from operating cash flows and credit facilities will be adequate to fund its typical needs, including working capital requirements, projected capital expenditures, including its portion of capital expenditures in its partially-owned subsidiary, and dividend and share repurchase goals. The Company also believes it has access to additional funds from capital markets to fund potential strategic initiatives. The entire amount of short-term notes payable outstanding at March 31, 2015 is debt of consolidated subsidiaries. The Company expects its subsidiaries to refinance or pay these amounts during 2015.

The following table summarizes long-term debt at March 31, 2015:

Parent company
8% unsecured notes due December 2019	$173,578
7.625% unsecured notes due March 2027	116,880
Capitalized leases and other	7,465

297,923
Subsidiaries
4.274% to 4.702% unsecured notes due in 2015	2,064

2,064

Total long-term debt	299,987
Less current maturities	2,064

$297,923

Contingencies

The Company is a defendant in various product liability claims brought in numerous jurisdictions in which individuals seek damages resulting from automobile accidents allegedly caused by defective tires manufactured by the Company. Each of the product liability claims faced by the Company generally involve different types of tires, models and lines, different circumstances surrounding the accident such as different applications, vehicles, speeds, road conditions, weather conditions, driver error, tire repair and maintenance practices, service life conditions, as well as different jurisdictions and different injuries. In addition, in many of the Company’s product liability lawsuits the plaintiff alleges that his or her harm was caused by one or more co-defendants who acted independently of the Company. Accordingly, both the claims asserted and the resolutions of those claims have an enormous amount of variability. The aggregate amount of damages asserted at any point in time is not determinable since often times when claims are filed, the plaintiffs do not specify the amount of damages. Even when there is an amount alleged, at times the amount is wildly inflated and has no rational basis.

Pursuant to applicable accounting rules, the Company accrues the minimum liability for each known claim when the estimated outcome is a range of possible loss and no one amount within that range is more likely than another. The Company uses a range of settlements because an average settlement cost would not be meaningful since the product liability claims faced by the Company are unique and widely variable. The costs have ranged from zero dollars to $33 million in one case with no “average” that is meaningful. No specific accrual is made for individual unasserted claims or for premature claims, asserted claims where the minimum information needed to evaluate the probability of a liability is not yet known. However, an accrual for such claims based, in part, on management’s expectations for future litigation activity and the settled claims history is maintained. Because of the speculative nature of litigation in the United States, the Company does not believe a meaningful aggregate range of potential loss for asserted and unasserted claims can be determined. The Company’s experience has demonstrated that its estimates have been reasonably accurate and, on average, cases are settled at amounts close to the reserves established. However, it is possible an individual claim from time to time may result in an aberration from the norm and could have a material impact.

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

It is possible that actual results may differ materially from those projections or expectations due to a variety of factors, including but not limited to:

•	volatility in raw material and energy prices, including those of rubber, steel, petroleum based products and natural gas or the unavailability of such raw materials or energy sources;

•	the failure of the Company’s suppliers to timely deliver products in accordance with contract specifications;

•	changes in economic and business conditions in the world;

•	failure to implement information technologies or related systems, including failure by the Company to successfully implement an Enterprise Resource Planning system;

•	increased competitive activity including actions by larger competitors or lower-cost producers;

•	the failure to achieve expected sales levels;

•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons;

•	the ultimate outcome of litigation brought against the Company, including stockholders lawsuits relating to the terminated Apollo merger as well as products liability claims, in each case which could result in commitment of significant resources and time to defend and possible material damages against the Company or other unfavorable outcomes;

•	changes to tariffs or the imposition of new tariffs or trade restrictions, including changes related to the pending anti-dumping and countervailing duty proceedings for passenger car and light truck tires imported into the United States from China;

•	changes in pension expense and/or funding resulting from investment performance of the Company’s pension plan assets and changes in discount rate, salary increase rate, and expected return on plan assets assumptions, or changes to related accounting regulations;

•	government regulatory and legislative initiatives including environmental and healthcare matters;

•	volatility in the capital and financial markets or changes to the credit markets and/or access to those markets;

•	changes in interest or foreign exchange rates;

•	an adverse change in the Company’s credit ratings, which could increase borrowing costs and/or hamper access to the credit markets;

•	the risks associated with doing business outside of the United States;

•	the failure to develop technologies, processes or products needed to support consumer demand;

•	technology advancements;

•	the inability to recover the costs to develop and test new products or processes;

•	a disruption in, or failure of, the Company’s information technology systems, including those related to cyber security, could adversely affect the Company’s business operations and financial performance;

•	the impact of labor problems, including labor disruptions at the Company, its joint venture, or at one or more of its large customers or suppliers;

•	failure to attract or retain key personnel;

•	consolidation among the Company’s competitors or customers;

•	inaccurate assumptions used in developing the Company’s strategic plan or operating plans or the inability or failure to successfully implement such plans;

•	failure to successfully integrate acquisitions into operations or their related financings may impact liquidity and capital resources;

•	changes in the Company’s relationship with its joint-venture partner or suppliers, including any changes with respect to CCT’s production of Cooper-branded products;

•	the ability to find alternative sources for products supplied by CCT;

•	the inability to obtain and maintain price increases to offset higher production or material costs;

•	inability to adequately protect the Company’s intellectual property rights; and

•	inability to use deferred tax assets.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at March 31, 2015, from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014.

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

The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of March 31, 2015 (“Evaluation Date”)). Based on its initial evaluation, the Company’s CEO and CFO concluded that its disclosure controls and procedures were effective as of the Evaluation Date.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are product liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at March 31, 2015. In the future, such costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

Federal Securities Litigation

On January 17, 2014, alleged stockholders of the Company filed a putative class-action lawsuit against the Company and certain of its officers in the United States District Court for the District of Delaware relating to the terminated merger agreement with subsidiaries of Apollo Tyres Ltd. That lawsuit, captioned OFI Risk Arbitrages, et al. v. Cooper Tire & Rubber Co., et al., No. 1:14-cv-00068-LPS, generally alleges that the Company and certain officers violated the federal securities laws by issuing allegedly misleading disclosures in connection with the terminated transaction and seeks, among other things, damages. The Company and its officers believe that the allegations against them lack merit and intend to defend the lawsuit vigorously.

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

Stockholder Derivative Litigation

On February 24, March 6, and April 17, 2014, purported stockholders of the Company filed derivative actions on behalf of the Company in the U.S. District Court for the Northern District of Ohio and the U.S. District Court for the District of Delaware against certain officers and employees and the then current members of the Company’s board of directors. The lawsuits have been transferred to the U.S. District Court for the District of Delaware and consolidated under the caption Fitzgerald v. Armes, et al., No. 1:14-cv-479 (D. Del.). The Company is named as a nominal defendant in the lawsuits, and the lawsuits seek recovery for the benefit of the Company. The plaintiffs allege that the defendants breached their fiduciary duties to the Company by issuing allegedly misleading disclosures in connection with the terminated merger transaction and that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 by means of the same allegedly misleading disclosures. The plaintiffs also assert claims for waste of corporate assets, unjust enrichment, “gross mismanagement” and “abuse of control.” The complaints seek, among other things, unspecified money damages from the defendants, injunctive relief and an award of attorney’s fees. A purported shareholder of the Company has also submitted a demand to the Company’s board of directors that it cause the Company to bring claims against certain of the Company’s officers and directors for the matters alleged in the shareholder derivative lawsuits.

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

The Company has implemented an Enterprise Resource Planning system in the United States and is continuing to enhance the system and implement it globally, which will require significant amounts of capital and human resources to deploy. These requirements may exceed the Company’s projections. If for any reason this implementation is not successful, the Company could be required to expense rather than capitalize related amounts. Throughout implementation of the system there are also risks created to the Company’s ability to successfully and efficiently operate.

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

The Company may be adversely affected by legal actions, including product liability claims which, if successful, could have a negative impact on its financial position, cash flows and results of operations.

The Company’s operations expose it to legal actions, including potential liability for personal injury or death as an alleged result of the failure of or conditions in the products that it designs, manufactures and sells. Specifically, the Company is a party to a number of product liability cases in which individuals involved in motor vehicle accidents seek damages resulting from allegedly defective tires that it manufactured. Product liability claims and lawsuits, including possible class action, may result in material losses in the future and cause the Company to incur significant litigation defense costs. The Company is largely self-insured against these claims. These claims could have a negative effect on the Company’s financial position, cash flows and results of operations.

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

The Company has significant net deferred tax assets recorded on the balance sheet and determines at each reporting period whether or not a valuation allowance is necessary based upon the expected realizability of such deferred tax assets. In the U.S., the Company has recorded deferred tax assets, the largest of which relate to product liability, pension and other postretirement benefit obligations, partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. The Company’s non-U.S. deferred tax assets relate to pension, accrued expenses and net operating losses, and are partially offset by deferred tax liabilities related to accelerated depreciation. Based upon the Company’s assessment of the realizability of its net deferred tax assets, the Company maintains a small valuation allowance for the portion of its U.S. deferred tax assets primarily associated with a capital loss carryforward. In addition, the Company has recorded valuation allowances for deferred tax assets primarily associated with non-U.S. net operating losses. The Company’s assessment of the realizability of deferred tax assets is based on certain assumptions regarding future profitability, and potentially adverse business conditions that could have a negative impact on the realizability and therefore impact the Company’s operating results or financial position.

Item 2. ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth a summary of the Company’s purchases during the quarter ended March 31, 2015 of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (in thousands, except number of shares and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 through January 31, 2015
ASR program (as defined below) (1)	—	$—	$—	$—
February 1, 2015 through February 28, 2015
ASR program (1)	784,694	(1)	784,694	$—
Open market and privately negotiated purchases (2)	—	$—	—	$200,000
March 1, 2015 through March 31, 2015
Open market and privately negotiated purchases (2)	313,405	$39.41	313,405	$187,648

Total	1,098,099		1,098,099

(1)	On August 6, 2014, the Board of Directors authorized the repurchase of up to $200,000 of the Company’s outstanding common stock pursuant to an accelerated share repurchase program, and the Company entered into a $200,000 accelerated share repurchase program (the “ASR program”) with J.P. Morgan Chase Bank (the “ASR Counterparty”). The Company paid $200,000 to the ASR Counterparty in August 2014 and received 5,567,154 shares of its common stock, which represented approximately 80 percent of the shares expected to be purchased pursuant to the ASR program, based on the closing price on August 6, 2014. Under the terms of the ASR program, the ASR Counterparty was permitted, in accordance with the applicable requirements of the federal securities laws, to separately trade in the Company’s shares in connection with the hedging activities related to the ASR program and as part of other aspects of the ASR Counterparty’s business.

On February 13, 2015, the Company completed the ASR program. Based on the terms of the ASR program, the total number of shares repurchased under the ASR program was based on the volume-weighted average price of the Company’s common stock, less a discount, during the repurchase period, which resulted in the Company receiving an additional 784,694 shares of its common stock from the ASR Counterparty at maturity. As a result, under the ASR program, the Company paid a total of $200,000 to the ASR Counterparty and received a total of 6,351,848 shares (5,567,154 shares initially received, plus 784,694 shares received at maturity) of its common stock, which represents a volume weighted average price, as adjusted pursuant to the terms of the ASR program, of $31.49 over the duration of the ASR program.

(2)	On February 20, 2015, the Board of Directors authorized a new program to repurchase up to $200,000 of the Company’s common stock through December 31, 2016. This share repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time without notice. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

During the three months ended March 31, 2015, subsequent to the Board of Directors’ authorization, the Company repurchased 313,405 shares of the Company’s common stock under this program for $12,352. As of March 31, 2015, approximately $187,648 remained of the $200,000 share repurchase program. All repurchases under this program were made using cash resources.

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

COOPER TIRE & RUBBER COMPANY

/s/ G. M. Jones
G. M. Jones
Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ M. A. Young
M. A. Young
Director of External Reporting
(Principal Accounting Officer)

May 1, 2015

    (Date)