Form 10-Q
period 2015-06-30
COOPER TIRE & RUBBER CO
filed 2015-08-06
CIK 24491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Number of shares of common stock of registrant outstanding

at July 31, 2015: 56,802,118

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED JUNE 30, 2014 AND 2015

(UNAUDITED)

(Dollar amounts in thousands except per-share amounts)

	Three Months Ended June 30,
	2014	2015
Net sales	$888,685	$751,781
Cost of products sold	740,816	592,089

Gross profit	147,869	159,692
Selling, general and administrative	71,280	60,264

Operating profit	76,589	99,428
Interest expense	(6,792)	(6,240)
Interest income	270	514
Other income	477	1,592

Income before income taxes	70,544	95,294
Provision for income taxes	25,786	34,818

Net income	44,758	60,476
Net income attributable to noncontrolling shareholders’ interests	6,576	894

Net income attributable to Cooper Tire & Rubber Company	$38,182	$59,582

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.60	$1.04

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.59	$1.03

Dividends per share	$0.105	$0.105

See accompanying notes to Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30, 2014 AND 2015

(UNAUDITED)

(Dollar amounts in thousands)

	Three Months Ended June 30,
	2014	2015
Net income	$44,758	$60,476
Other comprehensive income
Cumulative currency translation adjustments
Foreign currency translation adjustments	4,744	9,293
Financial instruments
Change in the fair value of derivatives and marketable securities	(4,531)	(6,464)
Income tax benefit on derivative instruments	1,699	2,564

Financial instruments, net of tax	(2,832)	(3,900)
Postretirement benefit plans
Amortization of actuarial loss	9,164	11,687
Amortization of prior service credit	(141)	(142)
Income tax provision on postretirement benefit plans	(3,079)	(4,104)
Foreign currency translation effect	(2,730)	(6,257)

Postretirement benefit plans, net of tax	3,214	1,184

Other comprehensive income	5,126	6,577

Comprehensive income	49,884	67,053
Less comprehensive income attributable to noncontrolling shareholders’ interests	6,783	342

Comprehensive income attributable to Cooper Tire & Rubber Company	$43,101	$66,711

See accompanying notes to Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

SIX MONTHS ENDED JUNE 30, 2014 AND 2015

(UNAUDITED)

(Dollar amounts in thousands)

	Six Months Ended June 30,
	2014	2015
Net sales	$1,685,143	$1,414,987
Cost of products sold	1,389,932	1,123,340

Gross profit	295,211	291,647
Selling, general and administrative	137,711	121,865

Operating profit	157,500	169,782
Interest expense	(13,910)	(12,597)
Interest income	783	1,075
Other income	466	1,672

Income before income taxes	144,839	159,932
Provision for income taxes	48,353	57,294

Net income	96,486	102,638
Net income attributable to noncontrolling shareholders’ interests	12,870	2,295

Net income attributable to Cooper Tire & Rubber Company	$83,616	$100,343

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$1.32	$1.74

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$1.30	$1.72

Dividends per share	$0.210	$0.210

See accompanying notes to Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30, 2014 AND 2015

(UNAUDITED)

(Dollar amounts in thousands)

	Six Months Ended June 30,
	2014	2015
Net income	$96,486	$102,638
Other comprehensive income
Cumulative currency translation adjustments
Foreign currency translation adjustments	807	(3,565)
Financial instruments
Change in the fair value of derivatives and marketable securities	(2,989)	(2,044)
Income tax benefit on derivative instruments	1,086	832

Financial instruments, net of tax	(1,903)	(1,212)
Postretirement benefit plans
Amortization of actuarial loss	18,291	23,357
Amortization of prior service credit	(283)	(283)
Income tax provision on postretirement benefit plans	(6,192)	(8,205)
Foreign currency translation effect	(3,242)	(991)

Postretirement benefit plans, net of tax	8,574	13,878

Other comprehensive income	7,478	9,101

Comprehensive income	103,964	111,739
Less comprehensive income attributable to noncontrolling shareholders’ interests	11,897	643

Comprehensive income attributable to Cooper Tire & Rubber Company	$92,067	$111,096

See accompanying notes to Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per-share amounts)

	December 31, 2014	June 30, 2015 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$551,652	$408,057
Notes receivable	4,546	10,658
Accounts receivable, less allowances of $8,792 at 2014 and $10,114 at 2015	368,393	400,278
Inventories at lower of cost or market:
Finished goods	302,032	365,331
Work in process	28,611	28,706
Raw materials and supplies	91,208	95,039

	421,851	489,076
Other current assets	81,110	89,922

Total current assets	1,427,552	1,397,991
Property, plant and equipment:
Land and land improvements	49,760	49,592
Buildings	277,602	279,150
Machinery and equipment	1,552,140	1,602,163
Molds, cores and rings	218,827	223,495

	2,098,329	2,154,400
Less accumulated depreciation and amortization	1,358,126	1,386,782

Net property, plant and equipment	740,203	767,618
Goodwill	18,851	18,851
Intangibles, net of accumulated amortization of $49,010 at 2014 and $55,667 at 2015	137,784	136,800
Restricted cash	653	660
Deferred income taxes	148,183	139,620
Other assets	16,705	17,074

Total assets	$2,489,931	$2,478,614

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$64,551	$15,049
Accounts payable	258,373	236,939
Accrued liabilities	184,332	197,026
Income taxes	1,994	13,584
Current portion of long-term debt	2,115	1,791

Total current liabilities	511,365	464,389
Long-term debt	298,931	297,547
Postretirement benefits other than pensions	264,305	263,770
Pension benefits	373,360	353,729
Other long-term liabilities	152,775	148,505
Deferred income tax liabilities	4,934	4,059
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued	87,850	87,850
Capital in excess of par value	5,742	10,561
Retained earnings	1,867,126	1,995,251
Cumulative other comprehensive loss	(530,602)	(519,849)

	1,430,116	1,573,813
Less: common shares in treasury at cost (29,698,893 at 2014 and 31,094,620 at 2015)	(586,324)	(668,310)

Total parent stockholders’ equity	843,792	905,503
Noncontrolling shareholder interest in consolidated subsidiary	40,469	41,112

Total equity	884,261	946,615

Total liabilities and equity	$2,489,931	$2,478,614

See accompanying notes to Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2014 AND 2015

(UNAUDITED)

(Dollar amounts in thousands)

	2014	2015
Operating activities:
Net income	$96,486	$102,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,767	59,457
Deferred income taxes	1,883	2,718
Stock based compensation	3,612	8,674
Change in LIFO inventory reserve	(35,062)	(51,512)
Amortization of unrecognized postretirement benefits	18,008	23,074
Changes in operating assets and liabilities:
Accounts and notes receivable	(134,799)	(38,195)
Inventories	(89,116)	(18,131)
Other current assets	(3,493)	(10,087)
Accounts payable	66,072	(20,358)
Accrued liabilities	24,973	17,952
Other items	(8,410)	(29,356)

Net cash provided by operating activities	9,921	46,874
Investing activities:
Additions to property, plant and equipment	(76,132)	(88,598)
Proceeds from the sale of assets	380	1,555

Net cash used in investing activities	(75,752)	(87,043)
Financing activities:
Net issuances of (payments on) short-term debt	3,003	(43,554)
Additions to long-term debt	15,634	—
Repayments of long-term debt	(12,603)	(1,708)
Payment of financing fees	—	(2,586)
Repurchase of common stock	—	(60,046)
Payment of dividends to noncontrolling shareholders	(2,570)	—
Payment of dividends to Cooper Tire & Rubber Company shareholders	(13,332)	(12,050)
Issuance of common shares and excess tax benefits on options	2,387	17,441

Net cash used in financing activities	(7,481)	(102,503)
Effects of exchange rate changes on cash	2,217	(923)

Changes in cash and cash equivalents	(71,095)	(143,595)
Cash and cash equivalents at beginning of year	397,731	551,652

Cash and cash equivalents at end of period	$326,636	$408,057

See accompanying notes to Condensed Consolidated Financial Statements.

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

There is a year-round demand for the Company’s passenger and truck replacement tires, but sales of light vehicle replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November. Operating results for the six-month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

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

Debt Facilities

In the second quarter, the Company entered into a revolving credit facility with a consortium of banks that provides up to $400,000 based on available collateral, including a $110,000 letter of credit subfacility, and expires in May 2020. The Company may elect to increase the commitments under the revolving credit facility or incur one or more tranches of term loans in an aggregate amount of up to $100,000, subject to the satisfaction of certain conditions. The Company may elect to add certain foreign subsidiaries as additional borrowers under the Credit Agreement (the “Foreign Borrowers”), subject to the satisfaction of certain conditions.

All of the indebtedness of the Company and any Foreign Borrowers under the revolving credit facility is guaranteed by certain of the Company’s domestic subsidiaries and secured by substantially all of the assets of the Company and the domestic guarantors, subject to certain limitations. All of the indebtedness of any Foreign Borrower will be guaranteed by the Company and the material foreign subsidiaries and direct parent companies of such Foreign Borrower, subject to certain exceptions, and secured by substantially all of the assets of the Company, the Foreign Borrowers and the guarantors.

Borrowings under the revolving credit facility bear interest at a rate per annum equal to, at the Company’s option, either (i) the base rate plus the applicable margin or (ii) the relevant adjusted LIBOR for an interest period of one, two, three or six months (as selected by the Company), or such other period of time approved by the Lenders, plus the applicable margin.

The revolving credit facility contains certain customary non-financial covenants. In addition, the revolving credit facility contains financial covenants that require the Company to maintain a net leverage ratio and interest coverage ratio in accordance with the limits set forth therein.

In connection with entering into the revolving credit facility, the Company terminated its former $200,000 credit facility.

In the second quarter, the Company amended its accounts receivable securitization facility, reducing the borrowing limit from $175,000 to $150,000 and extending the maturity until May 2018. The accounts receivable securitization facility has no significant financial covenants until available credit is less than specified amounts.

These credit facilities are undrawn, other than to secure letters of credit, at June 30, 2015.

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

Accounting Pronouncements – To be adopted

Revenue Recognition – In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. The standard provides a five-step model to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The standard also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The standard was proposed to be effective for annual and interim periods beginning after December 15, 2016. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The standard permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the impact the new standard will have on its consolidated financial statements and related disclosures.

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

Debt Issuance Costs – In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. Application of the standard, which is required to be applied retrospectively, is required for the annual and interim periods beginning after December 15, 2015. The adoption of this standard will result in a reclassification of debt issuance costs associated with the Company’s long-term debt from other assets to long-term debt in the Company’s Condensed Consolidated Balance Sheets.

Intangibles – In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the impact, if any, of adopting this new accounting standard on its financial statements.

Fair Value Measurements – In May 2015, the FASB issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendment also limits disclosure to investments for which the practical expedient has been elected instead of all investments eligible for the practical expedient. Application of the standard, which must be applied retrospectively, is required for the annual and interim periods beginning after December 15, 2015. The Company is currently evaluating the impact the new standard will have on the footnote disclosures to its consolidated financial statements.

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

Under the terms of the CCT Agreement, once the Option Price was determined, the noncontrolling shareholder had 45 days to elect to either purchase the Company’s 65 percent ownership interest in CCT for 65 percent of the Option Price or sell to the Company its 35 percent ownership interest in CCT at 35 percent of the Option Price, or do neither. If the noncontrolling shareholder did not exercise these options, the options would expire and the Company would have the right to purchase the noncontrolling shareholder’s 35 percent ownership interest in CCT at 35 percent of the Option Price. The CCT Agreement provided that, if the CCT valuation was not provided on or before August 11, 2014 (as such date may be extended, the “Option Commencement Deadline”), the options of both parties would terminate and be of no effect unless the Company, at its sole discretion, elected to extend the deadline for the CCT valuation. On August 11, 2014, the Company extended the Option Commencement Deadline from August 11, 2014 to August 14, 2014 to allow the parties to finalize the Option Agreement, as defined below, and related matters.

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

On August 24, 2014, the CCT valuation was completed by an internationally recognized valuation firm. The CCT valuation amount was approximately $437,700. As contemplated by the CCT Agreement, the CCT Valuation amount was to be used as the Option Price, as it was greater than $435,000. Subsequent to the Transaction Date Assessment, in accordance with ASC 480, the carrying value of the redeemable noncontrolling shareholder interest was evaluated to determine if the redemption value as of the reporting date exceeded the carrying value. At September 30, 2014, no adjustment to the redeemable noncontrolling shareholder interest was required as the carrying value of $168,435 was greater than the redemption value of $153,206, which was 35 percent of the CCT valuation amount of $437,700.

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

The following table reflects the results of CCT included in the Company’s Condensed Consolidated Statements of Income for the three- and six-month periods ended June 30, 2014:

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
Net Sales
External Customers	$171,653	$328,852
Intercompany	33,776	61,091

	$205,429	$389,943
Operating Profit	$25,279	$46,253
Net income attributable to Cooper Tire & Rubber Company	$12,042	$23,043

3.	Earnings Per Share

Net income per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2015	2014	2015
Numerator
Numerator for basic and diluted earnings per share - Net income attributable to common stockholders	$38,182	$59,582	$83,616	$100,343

Denominator
Denominator for basic earnings per share - weighted average shares outstanding	63,537	57,244	63,468	57,658
Effect of dilutive securities - stock options and other stock units	944	534	942	633

Denominator for diluted earnings per share - adjusted weighted average shares outstanding	64,481	57,778	64,410	58,291

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.60	$1.04	$1.32	$1.74

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.59	$1.03	$1.30	$1.72

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

Inventory costs are determined using the last-in, first-out (“LIFO”) method for substantially all U.S. inventories. The current cost of the U.S. inventories under the first-in, first-out (“FIFO”) method was $419,977 and $427,503 at December 31, 2014 and June 30, 2015, respectively. These FIFO values have been reduced by approximately $126,231 and $74,719 at December 31, 2014 and June 30, 2015, respectively, to arrive at the LIFO value reported on the Condensed Consolidated Balance Sheets. The remaining inventories have been valued under the FIFO or average cost methods. All inventories are stated at the lower of cost or market.

5.	Fair Value Measurements

Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. The change in values of the fair value foreign currency hedges offsets exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish krona, Norwegian krone, Mexican peso and Chinese yuan generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2014 and June 30, 2015 was $170,750 and $139,292, respectively. The counterparties to each of these agreements are major commercial banks.

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

Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately $5,719 and $3,675 as of December 31, 2014 and June 30, 2015, respectively) are recorded as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets and reclassified into earnings as the hedged transactions occur.

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

The derivative instruments are subject to master netting arrangements with the counterparties to the contracts. The following table presents the location and amounts of derivative instrument fair values in the Condensed Consolidated Balance Sheets:

Assets/(liabilities)	December 31, 2014	June 30, 2015
Designated as hedging instruments:
Gross amounts recognized	$6,483	$4,168
Gross amounts offset	(504)	(314)

Net amounts	$5,979	$3,854
Not designated as hedging instruments:
Gross amounts recognized	—	1,284

Other current assets	$5,979	$5,138

The following table presents the location and amount of gains and losses on derivative instruments in the Condensed Consolidated Statements of Income:

Derivatives Designated as Cash Flow Hedges	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Cumulative Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Three Months Ended June 30, 2014	$(4,130)	$401	$(245)
Three Months Ended June 30, 2015	$(3,800)	$2,664	$(289)
Six Months Ended June 30, 2014	$(1,689)	$1,300	$(173)
Six Months Ended June 30, 2015	$4,946	$6,990	$(81)

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss)
		Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2014	2015	2014	2015
Foreign exchange contracts	Other income	$88	$1,052	$(44)	$1,284

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

The valuation of foreign exchange forward contracts was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2014 and June 30, 2015, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The valuation of stock-based liabilities was determined using the Company’s stock price, and as a result, these liabilities are classified in Level 1 of the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	December 31, 2014
	Total Derivative Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Exchange Contracts	$5,979	$—	$5,979	$—
Stock-based Liabilities	$(19,079)	$(19,079)	$—	$—

	June 30, 2015
	Total Derivative Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Exchange Contracts	$5,138	$—	$5,138	$—
Stock-based Liabilities	$(15,952)	$(15,952)	$—	$—

The following tables present the carrying amounts and fair values for the Company’s financial instruments carried at cost on the Condensed Consolidated Balance Sheets. The fair value of the Company’s debt is based upon the market price of the Company’s publicly-traded debt. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2014
		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Instruments Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Cash and cash equivalents	$551,652	$551,652	$—	$—
Notes receivable	4,546	4,546	—	—
Restricted cash	653	653
Notes payable	(64,551)	(64,551)	—	—
Current portion of long-term debt	(2,115)	(2,115)	—	—
Long-term debt	(298,931)	(325,431)	—	—

	June 30, 2015
		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Instruments Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Cash and cash equivalents	$408,057	$408,057	$—	$—
Notes receivable	10,658	10,658	—	—
Restricted cash	660	660	—	—
Notes payable	(15,049)	(15,049)	—	—
Current portion of long-term debt	(1,791)	(1,791)	—	—
Long-term debt	(297,547)	(323,047)	—	—

6.	Income Taxes

For the quarter ended June 30, 2015, the Company recorded income tax expense of $34,818 (effective rate of 36.5 percent) compared with $25,786 (effective rate of 36.6 percent) for the comparable period in 2014. For the six-month period ended June 30, 2015, the Company recorded income tax expense of $57,294 (effective rate of 35.8 percent) compared with $48,353 (effective rate of 33.4 percent) for the comparable period in 2014. The 2015 quarter and six-month period income tax expense is calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. This rate differ from the U.S. federal statutory rate of 35 percent primarily because of the projected mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions with no tax benefit due to valuation allowances. Income tax expense for the current quarter and six-month period is higher due to increased earnings, primarily in the U.S., as well as decreased losses in jurisdictions with no tax benefit due to valuation allowances, compared with the same periods of the prior year.

The Company continues to maintain a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” against a portion of its U.S. and non-U.S. deferred tax asset position at June 30, 2015, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a capital loss carryforward by a valuation allowance of $20,635. The capital loss carryforward in the U.S. is scheduled to expire in the fourth quarter of 2015. In addition, the Company has recorded valuation allowances of $12,925 relating to non-U.S. net operating losses for a total valuation allowance of $33,560. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.

The Company maintains an ASC 740-10, “Accounting for Uncertainty in Income Taxes,” liability for unrecognized tax benefits for permanent and temporary book/tax differences. At June 30, 2015, the Company’s liability, exclusive of interest, totals approximately $7,932. The Company reduced the amount of unrecognized tax benefits during the quarter, primarily as a result of lapses in statutes. The Company accrued an immaterial amount of interest expense related to these unrecognized tax benefits during the quarter.

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

7.	Pensions and Postretirement Benefits Other than Pensions

The following tables disclose the amount of net periodic benefit costs for the three and six months ended June 30, 2014 and 2015 for the Company’s defined benefit plans and other postretirement benefits:

	Pension Benefits - Domestic
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Components of net periodic benefit cost:
Service cost	$2,440	$2,759	$4,880	$5,518
Interest cost	10,710	10,051	21,421	20,101
Expected return on plan assets	(13,136)	(13,665)	(26,271)	(27,330)
Amortization of actuarial loss	7,006	9,878	14,011	19,757

Net periodic benefit cost	$7,020	$9,023	$14,041	$18,046

	Pension Benefits - International
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Components of net periodic benefit cost:
Service cost	$3	$2	$6	$5
Interest cost	5,009	3,972	9,935	7,902
Expected return on plan assets	(5,100)	(3,112)	(10,115)	(6,191)
Amortization of actuarial loss	2,158	1,809	4,280	3,600

Net periodic benefit cost	$2,070	$2,671	$4,106	$5,316

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Components of net periodic benefit cost:
Service cost	$601	$628	$1,202	$1,256
Interest cost	2,826	2,580	5,652	5,160
Amortization of prior service cost	(141)	(142)	(283)	(283)
Amortization of actuarial loss	—	—	—	—

Net periodic benefit cost	$3,286	$3,066	$6,571	$6,133

8.	Product Warranty Liabilities

The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities:

	2014	2015
Reserve at January 1	$30,853	$14,005
Additions	9,772	4,824
Payments	(9,358)	(6,089)

Reserve at June 30	$31,267	$12,740

The CCT portion of the warranty accrual consisted of a January 1, 2014 reserve of $16,807, and additions to the reserve of $4,235 and payments of $4,137 for the six months ended June 30, 2014.

9.	Stockholders’ Equity

The following table reconciles the beginning and end of the period equity accounts attributable to Cooper Tire & Rubber Company and to the noncontrolling shareholder’s interests:

	Total Equity
	Total Parent Stockholders’ Equity	Noncontrolling Shareholder Interest in Consolidated Subsidiary	Total Stockholders’ Equity
Balance at December 31, 2014	$843,792	$40,469	$884,261
Net income	100,343	2,295	102,638
Other comprehensive income	10,753	(1,652)	9,101
Share repurchase program	(60,046)	—	(60,046)
Stock compensation plans	22,711	—	22,711
Cash dividends - $.210 per share	(12,050)	—	(12,050)

Balance at June 30, 2015	$905,503	$41,112	$946,615

10.	Share Repurchase Programs

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

During the six months ended June 30, 2015, subsequent to the Board of Directors’ February 20, 2015 authorization, the Company repurchased 1,520,688 shares of the Company’s common stock under this program for $60,046, which represents an average price of $39.49 per share. As of June 30, 2015, approximately $139,954 remained of the $200,000 share repurchase program. All repurchases under this program were made using cash resources.

Since the share repurchases began in August 2014, the Company to date has repurchased 7,872,536 shares of the Company’s common stock at an average cost of $33.03 per share.

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

The following table discloses the amount of stock-based compensation expense for the three- and six-month periods ended June 30, 2014 and 2015:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2015	2014	2015
Stock options	$1,075	$2,323	$2,089	$3,378
Restricted stock units	153	1,888	309	3,082
Performance stock units	948	1,887	1,214	2,214

Total stock based compensation	$2,176	$6,098	$3,612	$8,674

Stock Options

In February 2013, employees participating in the 2013-2015 Long-Term Incentive Plan were granted 330,639 stock options which vest one-third each year through February 2016. In February 2014, employees participating in the 2014-2016 Long-Term Incentive Plan were granted 380,064 stock options which vest one-third each year through February 2017. No stock options were granted in the six-month period ended June 30, 2015.

The fair value of the options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

2014
Risk-free interest rate	2.00%
Dividend yield	1.8%
Expected volatility of the Company’s common stock	0.640
Expected life in years	6.0

The weighted average fair value of options granted in 2014 was $12.26.

The following table provides details of the stock option activity for the six months ended June 30, 2015:

Number of Shares
Outstanding at January 1, 2015	1,765,922
Granted	—
Exercised	(766,813)
Expired	(16,159)
Canceled	(53,632)

Outstanding at June 30, 2015	929,318
Exercisable	600,959

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

The following table provides details of the nonvested restricted stock unit activity for the six months ended June 30, 2015:

Number of Restricted Stock Units
Nonvested at January 1, 2015	197,838
Granted	108,052
Vested	(30,886)
Canceled	(17,998)
Accrued dividend equivalents	1,485

Nonvested at June 30, 2015	258,491

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

The following table provides details of the nonvested performance stock units under the Company’s Long-Term Incentive Plans:

Number of Performance Stock Units
Performance stock units outstanding at January 1, 2015	83,515
Granted	117,789
Canceled	(7,602)
Accrued dividend equivalents	537

Performance stock units outstanding at June 30, 2015	194,239

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

12.	Changes in Cumulative Other Comprehensive Loss by Component

The following table presents the changes in Cumulative Other Comprehensive Loss by Component for the three- and six-month periods ended June 30, 2015. All amounts are presented net of tax. Amounts in parentheses indicate debits.

	Three Months Ended June 30, 2015
	Cumulative Currency Translation Adjustment	Changes in the Fair Value of Derivatives and Unrealized Gains (Losses)		Unrecognized Postretirement Benefit Plans		Total
March 31, 2015	$(2,699)	$7,450		$(531,729)		$(526,978)
Other comprehensive income (loss) before reclassifications	9,845	(2,308	)(a)	(6,257	)(c)	1,280
Amount reclassifed from accumulated other comprehensive income	—	(1,592	)(b)	7,441	(d)	5,849

Net current-period other comprehensive income	9,845	(3,900)		1,184		7,129

June 30, 2015	$7,146	$3,550		$(530,545)		$(519,849)

(a)	This amount represents $3,800 of unrealized losses on cash flow hedges, net of tax of ($1,492) that were recognized in Other Comprehensive Loss (see Footnote 5 for additional details).
(b)	This amount represents $2,664 of gains on cash flow hedges, net of tax of $1,072, that were reclassified out of Cumulative Other Comprehensive Loss and are included in Other income on the Condensed Consolidated Statements of Income (see Footnote 5 for additional details).
(c)	This amount represents $7,920 of other comprehensive loss, net of tax of $1,663 that was recognized in Other Comprehensive Loss.
(d)	This amount represents amortization of prior service credit of $142 and amortization of actuarial losses of ($11,687) net of tax of $4,104, that were reclassified out of Cumulative Other Comprehensive Loss and are included in the computation of net periodic benefit cost (see Footnote 7 for additional details).

	Six Months Ended June 30, 2015
	Cumulative Currency Translation Adjustment	Changes in the Fair Value of Derivatives and Unrealized Gains (Losses)		Unrecognized Postretirement Benefit Plans		Total
December 31, 2014	$9,059	$4,762		$(544,423)		$(530,602)
Other comprehensive income (loss) before reclassifications	(1,913)	3,184	(a)	(991	)(c)	280
Amount reclassifed from accumulated other comprehensive income	—	(4,396	)(b)	14,869	(d)	10,473

Net current-period other comprehensive income	(1,913)	(1,212)		13,878		10,753

June 30, 2015	$7,146	$3,550		$(530,545)		$(519,849)

(a)	This amount represents $4,946 of unrealized gains on cash flow hedges, net of tax of $1,762 that were recognized in Other Comprehensive Loss (see Footnote 5 for additional details).
(b)	This amount represents $6,990 of gains on cash flow hedges, net of tax of $2,594, that were reclassified out of Cumulative Other Comprehensive Loss and are included in Other income on the Condensed Consolidated Statements of Income (see Footnote 5 for additional details).
(c)	This amount represents $1,254 of other comprehensive loss, net of tax of $263 that was recognized in Other Comprehensive Loss.
(d)	This amount represents amortization of prior service credit of $283 and amortization of actuarial losses of ($23,357) net of tax of $8,205, that were reclassified out of Cumulative Other Comprehensive Loss and are included in the computation of net periodic benefit cost (see Footnote 7 for additional details).

13.	Comprehensive Income Attributable to Noncontrolling Shareholders’ Interests

The following table provides the details of the comprehensive income attributable to noncontrolling shareholders’ interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Net income attributable to noncontrolling shareholders’ interests	$6,576	$894	$12,870	$2,295
Other comprehensive income:
Currency translation adjustments	207	(552)	(973)	(1,652)

Comprehensive income attributable to noncontrolling shareholders’ interests	$6,783	$342	$11,897	$643

14.	Contingent Liabilities

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

The Company determines its reserves using the number of incidents expected during a year. During the first six months of 2015, the Company increased its product liability reserve by $31,816. The addition of another year of self-insured incidents accounted for $24,395 of this increase. Settlements and changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $7,421.

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

The Company paid $13,025 during the second quarter of 2015 to resolve cases and claims and has paid $33,458 through the first six months of 2015. The Company’s product liability reserve balance at December 31, 2014 totaled $178,891 (the current portion of $69,892 is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets), and the balance at June 30, 2015 totaled $177,249 (current portion of $69,724).

The product liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company offset by recoveries of legal fees. Legal costs are expensed as incurred and product liability insurance premiums are amortized over coverage periods.

For the three-month periods ended June 30, 2014 and 2015, product liability expenses totaled $22,111 and $21,065, respectively. For the six-month periods ended June 30, 2014 and 2015, product liability expenses totaled $40,812 and $43,537, respectively. Product liability expenses are included in Cost of goods sold in the Condensed Consolidated Statements of Income.

Federal Securities Litigation

On January 17, 2014, alleged stockholders of the Company filed a putative class-action lawsuit against the Company and certain of its officers in the United States District Court for the District of Delaware relating to the terminated merger agreement with subsidiaries of Apollo Tyres Ltd. That lawsuit, captioned OFI Risk Arbitrages, et al. v. Cooper Tire & Rubber Co., et al., No. 1:14-cv-00068-LPS, generally alleges that the Company and certain officers violated the federal securities laws by issuing allegedly misleading disclosures in connection with the terminated transaction and seeks, among other things, damages. The Company and its officers believe that the allegations against them lack merit and intend to defend the lawsuit vigorously. On July 1, 2015, the court dismissed the plaintiffs’ amended complaint and closed the case. The plaintiffs have filed an appeal of the dismissal order.

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

Stockholder Derivative Litigation

On February 24, March 6, and April 17, 2014, purported stockholders of the Company filed derivative actions on behalf of the Company in the U.S. District Court for the Northern District of Ohio and the U.S. District Court for the District of Delaware against certain officers and employees and the then current members of the Company’s board of directors. The lawsuits have been transferred to the U.S. District Court for the District of Delaware and consolidated under the caption Fitzgerald v. Armes, et al., No. 1:14-cv-479 (D. Del.). The Company is named as a nominal defendant in the lawsuits, and the lawsuits seek recovery for the benefit of the Company. The plaintiffs allege that the defendants breached their fiduciary duties to the Company by issuing allegedly misleading disclosures in connection with the terminated merger transaction and that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 by means of the same allegedly misleading disclosures. The plaintiffs also assert claims for waste of corporate assets, unjust enrichment, “gross mismanagement” and “abuse of control.” The complaints seek, among other things, unspecified money damages from the defendants, injunctive relief and an award of attorney’s fees. A purported shareholder of the Company has also submitted a demand to the Company’s board of directors that it cause the Company to bring claims against certain of the Company’s officers and directors for the matters alleged in the shareholder derivative lawsuits; following an investigation, the board of directors determined that the actions requested in the demand were not in the Company’s interests and accordingly rejected the demand.

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

The following table details information on the Company’s operating segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Revenues:
Americas Tire
External customers	$624,999	$658,193	$1,168,959	$1,240,237
Intercompany	14,235	14,823	33,769	31,293

	639,234	673,016	1,202,728	1,271,530
International Tire
External customers	263,686	93,588	516,184	174,750
Intercompany	63,134	31,263	120,582	57,203

	326,820	124,851	636,766	231,953
Eliminations	(77,369)	(46,086)	(154,351)	(88,496)

Net sales	$888,685	$751,781	$1,685,143	$1,414,987

Segment profit (loss):
Americas Tire	$64,833	$108,566	$133,462	$198,564
International Tire	26,459	(3,633)	49,607	(6,426)
Unallocated corporate charges	(13,063)	(5,782)	(24,311)	(24,668)
Eliminations	(1,640)	277	(1,258)	2,312

Operating profit	76,589	99,428	157,500	169,782
Interest expense	(6,792)	(6,240)	(13,910)	(12,597)
Interest income	270	514	783	1,075
Other - income	477	1,592	466	1,672

Income before income taxes	$70,544	$95,294	$144,839	$159,932

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

Consolidated Results of Operations

(Dollar amounts in thousands except per share amounts)
	Three Months Ended June 30,			Six Months Ended June 30,
	2014	% Change	2015	2014	% Change	2015
Revenues:
Americas Tire
External customers	$624,999	5.3	$658,193	$1,168,959	6.1	$1,240,237
Intercompany	14,235	4.1	14,823	33,769	(7.3)	31,293

	639,234	5.3	673,016	1,202,728	5.7	1,271,530
International Tire
External customers	263,686	(64.5)	93,588	516,184	(66.1)	174,750
Intercompany	63,134	(50.5)	31,263	120,582	(52.6)	57,203

	326,820	(61.8)	124,851	636,766	(63.6)	231,953
Eliminations	(77,369)	(40.4)	(46,086)	(154,351)	(42.7)	(88,496)

Net sales	$888,685	(15.4)	$751,781	$1,685,143	(16.0)	$1,414,987

Segment profit (loss)
Americas Tire	$64,833	67.5	$108,566	$133,462	48.8	$198,564
International Tire	26,459	(113.7)	(3,633)	49,607	(113.0)	(6,426)
Unallocated corporate charges	(13,063)	(55.7)	(5,782)	(24,311)	1.5	(24,668)
Eliminations	(1,640)	n/m	277	(1,258)	n/m	2,312

Operating profit	76,589	29.8	99,428	157,500	7.8	169,782
Interest expense	(6,792)	(8.1)	(6,240)	(13,910)	(9.4)	(12,597)
Interest income	270	90.4	514	783	37.3	1,075
Other income	477	n/m	1,592	466	n/m	1,672

Income before income taxes	70,544	35.1	95,294	144,839	10.4	159,932
Income tax expense	25,786	35.0	34,818	48,353	18.5	57,294

Net income	44,758	35.1	60,476	96,486	6.4	102,638
Noncontrolling shareholders’ interests	6,576	(86.4)	894	12,870	(82.2)	2,295

Net income attributable to Cooper Tire & Rubber Company	$38,182	56.0	$59,582	$83,616	20.0	$100,343

Basic earnings per share	$0.60		$1.04	$1.32		$1.74

Diluted earnings per share	$0.59		$1.03	$1.30		$1.72

Consolidated net sales for the three-month period ended June 30, 2015 were $752 million, a decrease of $137 million from the comparable period one year ago. The absence of CCT resulted in decreased sales in the second quarter of 2015 ($172 million). Excluding CCT, unit volumes increased ($64 million), which was partially offset by less favorable pricing and mix ($20 million) and unfavorable exchange rates ($8 million) compared with the first quarter of 2014.

The Company recorded operating profit in the second quarter of 2015 of $99 million, an increase of $23 million compared with the second quarter of 2014. The absence of CCT reduced operating profit by $25 million. Excluding CCT, lower raw material costs ($76 million) and higher unit volumes ($14 million) were partially offset by unfavorable pricing and mix ($27 million). Manufacturing costs increased ($13 million) compared to the second quarter of 2014 as a result of the previously announced reconfiguration of the Company’s U.S. manufacturing plants to increase production of higher value, higher margin products, coupled with higher costs related to pension and technical spending. Selling, general and administrative costs decreased ($4 million), product liability charges decreased ($1 million) and other operating costs increased ($7 million), including unfavorable currency impacts, compared with the second quarter of 2014.

Consolidated net sales for the six-month period ended June 30, 2015 were $1,415 million, a decrease of $270 million from the comparable period one year ago. The absence of CCT resulted in decreased sales in the first half of 2015 ($329 million). Excluding CCT, unit volumes increased ($99 million), which was partially offset by less favorable pricing and mix ($24 million) and unfavorable exchange rates ($15 million) compared with the first quarter of 2014.

The Company recorded operating profit in the first half of 2015 of $170 million, an increase of $12 million compared with the first half of 2014. The absence of CCT reduced operating profit by $46 million. Excluding CCT, lower raw material costs ($122 million) and higher unit volumes ($19 million) were partially offset by unfavorable pricing and mix ($42 million) and higher product liability charges ($3 million). Manufacturing costs increased ($29 million) compared to the six-month period ended June 30, 2014 primarily as a result of the previously announced reconfiguration of the Company’s U.S. manufacturing plants to increase production of higher value, higher margin products, coupled with higher costs related to pension and technical spending. Selling, general and administrative costs decreased ($1 million) and other operating costs increased ($9 million), including unfavorable currency impacts compared with the first half of 2014.

The Company experienced decreases in the costs of certain of its principal raw materials in the first half of 2015 compared with the first half of 2014. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based. Substantially all U.S. inventories have been valued using the LIFO method of inventory costing which accelerates the impact to cost of goods sold from changes to raw material prices.

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

Product liability expenses totaled $21 million and $22 million in the second quarter of 2015 and 2014, respectively. Products liability expenses totaled $44 million and $41 million in the first six months of 2015 and 2014, respectively. The change in the expense results from claim settlements and adjustments to existing reserves based on the Company’s quarterly comprehensive review of outstanding claims. Additional information related to the Company’s accounting for product liability costs appears in the Notes to the Condensed Consolidated Financial Statements.

Selling, general, and administrative expenses were $60 million in the second quarter of 2015 (8.0 percent of net sales) and $71 million in the second quarter of 2014 (8.0 percent of net sales). The absence of CCT reduced selling, general and administrative expenses by $7 million in the second quarter of 2015. Excluding CCT, the decrease in selling, general and administrative expenses was driven primarily by decreases in the accruals for stock-based liabilities, partially offset by increased incentive based compensation. For the six-month period ended June 30, 2015, selling, general and administrative expenses were $122 million (8.6 percent of net sales) compared with $138 million (8.2 percent of net sales) for the comparable period of 2014. The absence of CCT reduced selling, general and administrative expenses by $15 million in the first half of 2015. Excluding CCT, the decrease in selling, general and administrative expenses was driven primarily by reduced advertising and promotional spending due to the timing of programs and decreases in the accruals for stock-based liabilities, partially offset by increased incentive based compensation.

Interest expense decreased $1 million compared with both the second quarter of 2014 and the first half of 2014 due to the absence of CCT. Interest income has remained relatively constant during both the second quarter and on a year-to-date basis when compared to the comparable periods of 2014.

Other income increased $1 million compared with both the second quarter of 2014 and the first half of 2014 due to the mark to market impact of ineffective foreign currency forward contracts.

For the quarter ended June 30, 2015, the Company recorded income tax expense of $35 million (effective rate of 36.5 percent) as compared with $26 million (effective rate of 36.6 percent) for the comparable period in 2014. For the six-month period ended June 30, 2015, the Company recorded income tax expense of $57 million (effective rate of 35.8 percent) compared with $48 million (effective rate of 33.4 percent) for the comparable period in 2014. The 2015 quarter and six-month period income tax expense is calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. Income tax expense for the current quarter and six-month period is higher due to increased earnings, primarily in the U.S., as well as decreased losses in jurisdictions with no tax benefit due to valuation allowances, compared with the same periods of the prior year.

The Company continues to maintain a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” against a portion of its U.S. and non-U.S. deferred tax asset position, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a capital loss carryforward by a valuation allowance of $21 million. The capital loss carryforward in the U.S. is scheduled to expire in the fourth quarter of 2015. In addition, the Company has recorded valuation allowances of $13 million relating to non-U.S. net operating losses for a total valuation allowance of $34 million. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.

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

Americas Tire Operations Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	Change	2015	2014	Change	2015
(Dollar amounts in thousands)
Net sales	$639,234	5.3%	$673,016	$1,202,728	5.7%	$1,271,530
Operating profit	$64,833	67.5%	$108,566	$133,462	48.8%	$198,564
Operating margin	10.1%	6.0 points	16.1%	11.1%	4.5 points	15.6%
United States unit shipments changes:
Passenger tires
Segment		6.1%			3.9%
RMA members		5.3%			3.6%
Total Industry		5.9%			-0.2%
Light truck tires
Segment		15.9%			11.4%
RMA members		5.3%			6.4%
Total Industry		-3.0%			-1.1%
Total light vehicle tires
Segment		8.2%			5.4%
RMA members		5.3%			4.0%
Total Industry		4.8%			-0.3%
Total segment unit sales change		7.3%			6.1%

Overview

The Americas Tire Operations segment is the aggregation of the Company’s North America and Latin America operating segments. The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a joint venture manufacturing operation in Mexico, COOCSA, which supplies passenger car tires to the U.S., Mexican, Central American and South American markets. The segment also distributes tires for racing, medium truck and motorcycles. The racing and motorcycle tires are manufactured in the Company’s European Operations segment and by others. Subsequent to the Company’s sale of its ownership interest in CCT, the medium truck tires have been sourced through an off-take agreement with CCT. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to original equipment manufacturers.

Sales

Net sales of the Americas Tire Operations segment for the second quarter of 2015 increased $34 million, or 5.3 percent, from the second quarter of 2014. The increase in sales was a result of increased unit volumes ($47 million), partially offset by unfavorable pricing and mix ($13 million). Unit shipments for the segment increased 7.3 percent compared with the second quarter of 2014. In the U.S., the segment’s unit shipments of total light vehicle tires increased 8.2 percent in 2015 compared with 2014. This increase compares with a 5.3 percent increase in total light vehicle tire shipments experienced by the members of the Rubber Manufacturers Association (“RMA”), and a 4.8 percent increase in total light vehicle tire shipments experienced for the total industry (which includes an estimate for non-RMA members). The increased volume was driven primarily by higher volumes in light truck and SUV tires.

Net sales of the Americas Tire Operations segment for the first half of 2015 increased $69 million, or 5.7 percent, from the first six months of 2014. The increase in sales was a result of increased unit volumes ($74 million), partially offset by unfavorable pricing and mix ($5 million). Unit shipments for the segment increased 6.1 percent compared with the first half of 2014. In the U.S., the segment’s unit shipments of total light vehicle tires increased 5.4 percent in 2015 compared with 2014. This increase compares with a 4.0 percent increase in total light vehicle tire shipments experienced by the RMA, and a 0.3 percent decrease in total light vehicle tire shipments experienced for the total industry (which includes an estimate for non-RMA members). In addition to the increased unit volumes in light vehicle tires, the segment’s unit volumes of truck and bus radial tires also increased compared with the first half of 2014 when the segment was still encountering supply issues.

Operating Profit

Operating profit for the segment for the second quarter of 2015 increased $44 million to $109 million in the second quarter of 2015. Lower raw material costs ($68 million), higher unit volumes ($10 million) and lower product liability expense ($1 million) were partially offset by unfavorable pricing and mix ($19 million). Manufacturing costs increased ($10 million) compared with the second quarter of 2014 as a result of the previously announced reconfiguration of the Company’s U.S. manufacturing plants to increase production of higher value, higher margin products, coupled with higher costs related to pension and technical spending. Selling, general and administrative costs ($4 million) were higher in the second quarter of 2015 as a result of increased incentive based compensation, partially offset by reduced advertising and promotional spending due to the timing of programs. Other operating costs were unfavorable ($2 million) compared with the same period in 2014.

Operating profit for the segment for the first half of 2015 increased $65 million to $199 million in the first half of 2015. Lower raw material costs ($105 million) and higher unit volumes ($15 million) were partially offset by unfavorable pricing and mix ($28 million) and higher product liability expense ($3 million). Manufacturing costs increased ($23 million) compared with the first half of 2014 primarily as a result of the previously announced reconfiguration of the Company’s U.S. manufacturing plants, coupled with higher costs related to pension and technical spending. Selling, general and administrative costs were consistent with the first six months of 2014. Other operating costs were unfavorable ($2 million) compared with the same period in 2014.

The segment’s internally calculated raw material index of 153.5 during the quarter was a decrease of 22.8 percent from the second quarter of 2014. The raw material index decreased 3.4 percent from the quarter ended March 31, 2015.

International Tire Operations Segment

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	Change		2015	2014	Change		2015
(Dollar amounts in thousands)
Net sales	$326,820	-61.8%		$124,851	$636,766	-63.6%		$231,953
Operating profit	$26,459	-113.7%		$(3,633)	$49,607	-113.0%		$(6,426)
Operating margin	8.1%	(11.0	) points	-2.9%	7.8%	(10.6	) points	-2.8%
Unit sales change		-45.7%				-47.9%

Overview

The International Tire Operations segment is the combination of the Asia and Europe operating segments. The European operations have operations in the U.K. and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures light vehicle tires primarily for the European markets. The Asian operations are located in the PRC. In the PRC, Cooper Kunshan Tire manufactures light vehicle tires and, under an agreement with the government of the PRC, these tires were exported to markets outside of the PRC through 2012. Beginning in 2013, tires produced at the facility have also been sold in the Chinese domestic market. The segment also had a joint venture in the PRC, CCT, which manufactured and marketed radial and bias medium truck tires, as well as passenger and light truck tires for domestic and global markets. The Company sold its ownership interest in this joint venture in November 2014, and the Company now procures these tires under off-take agreements through mid-2018. The majority of the tires manufactured by the segments are sold in the replacement market, with a portion also sold to original equipment manufacturers.

Sales

Net sales of the International Tire Operations segment for the second quarter of 2015 decreased $202 million, or 61.8 percent, from the second quarter of 2014. The absence of CCT resulted in decreased unit volumes in the second quarter of 2015 ($198 million). Excluding CCT, the segments experienced increased unit volumes ($17 million), which were more than offset by less favorable price and mix ($13 million) and unfavorable exchange rates ($8 million) compared with the second quarter of 2014. Increased sales volume in China in the original equipment market offset the tariff driven decline in exports to the U.S. market. Unit volume increased in Europe, but sales were reduced by competitive pressure on pricing and negative foreign exchange impact.

Net sales of the International Tire Operations segment for the first half of 2015 decreased $405 million, or 63.6 percent, from the first half of 2014. The absence of CCT resulted in decreased unit volumes in the first six months of 2015 ($371 million). Excluding CCT, the segments experienced increased unit volumes ($9 million), which were more than offset by less favorable price and mix ($27 million) and unfavorable exchange rates ($15 million) compared with the first half of 2014. The year-to-date factors impacting sales volume are consistent with those discussed for the second quarter.

Operating Loss

Operating profit for the segment for the second quarter of 2015 decreased $30 million to an operating loss of $4 million in the second quarter of 2015. The absence of CCT reduced operating profit by $25 million. Excluding CCT, unfavorable pricing and mix ($12 million) and higher manufacturing costs ($3 million) were offset by lower raw material costs ($12 million) and higher unit volumes ($3 million). Other costs ($4 million), including unfavorable currency impacts, increased compared with the second quarter of 2014.

Operating profit for the segment for the first half of 2015 decreased $56 million to an operating loss of $6 million in the first half of 2015. The absence of CCT reduced operating profit by $46 million. Excluding CCT, unfavorable pricing and mix ($22 million) and higher manufacturing costs ($5 million) were partially offset by lower raw material costs ($23 million) and higher unit volumes ($1 million). Other costs ($7 million), including unfavorable currency impacts, increased compared with the first half of 2014.

Outlook for Company

For the full year, the Company expects to exceed industry unit volume growth in the U.S. and continue strong unit volume growth in the international markets. The Company’s new products and improving mix of sales to higher value, higher margin tires positions it well in a highly competitive market.

Second quarter raw material costs declined approximately 3 percent from the first quarter of 2015. The Company anticipates a slight increase in raw material costs in the second half of 2015 compared to the second quarter of 2015. The Company also expects higher costs in the Americas in the second half of 2015 from the timing of brand and product marketing programs and potential adjustments to the LIFO inventory valuation related to lower projected inventory levels.

The Company expects capital expenditures to range between $205 million and $215 million and SG&A expense to range between $265 million and $275 million for the full year. The Company projects its effective tax rate for 2015 to be between 33 percent and 37 percent.

Liquidity and Capital Resources

Sources and uses of cash in operating activities – Operating activities provided $47 million of cash during the first half of 2015 compared with $10 million during the first half of 2014. Inventory growth in the first six months of 2015 ($70 million) was less than in the first six months of 2014 ($124 million) due to stronger first half 2015 sales and the impact of the growth in inventory in the first quarter of 2014 after the 2013 CCT work stoppage. The first half of 2014 incurred an increase in accounts and notes receivable balances ($135 million) as the result of the Company beginning the year with lower accounts receivable balances due to reduced fourth quarter 2013 sales levels. This compared to growth in accounts and notes receivable of $38 million in the first half of 2015. These favorable first half 2015 cash flow movements were partially offset by an unfavorable accounts payable change in 2015 ($20 million) driven by declining raw material costs. The accounts payable balance increased in the first six months of 2014 ($66 million) as raw material purchases increased during the period.

Use of cash in investing activities – Net cash used in investing activities during the first six months of 2014 and 2015 reflect capital expenditures of $76 million and $89 million, respectively.

Sources and uses of cash in financing activities – In 2014, the Company’s subsidiaries borrowed additional funds using long-term debt. In 2015, the Company repaid $44 million of short-term debt, including the repayment of $40 million of borrowings on its domestic credit lines. The Company repurchased $60 million of common stock in the first half of 2015 as part of the Company’s share repurchase program authorized by the Board of Directors’ in February 2015. Dividends paid on the Company’s common shares in the first six months of 2014 and 2015 were $13 million and $12 million, respectively. During the first half of 2015, stock options were exercised to acquire 766,313 shares of common stock with a cash impact of $17 million, including $3 million of excess tax benefits on equity instruments.

Available cash, credit facilities and contractual commitments – At June 30, 2015, the Company had cash and cash equivalents of $408 million.

Domestically, the Company entered into a revolving credit facility with a consortium of banks that provides up to $400 million based on available collateral, including a $110 million letter of credit subfacility, and expires in May 2020.

In connection with entering into the revolving credit facility, the Company terminated its former $200 million credit facility.

The Company amended its accounts receivable securitization facility in May 2015, reducing the borrowing limit from $175 million to $150 million and extending the maturity until May 2018.

These credit facilities are undrawn, other than to secure letters of credit, at June 30, 2015. The Company’s additional borrowing capacity, net of amounts used to back letters of credit and based on available collateral at June 30, 2015, was $485 million.

The Company’s affiliated operations in Asia have annual renewable unsecured credit lines that provide up to $135 million of borrowings and do not contain significant financial covenants. The additional borrowing capacity on the Asian credit lines totaled $124 million.

The Company believes that its cash and cash equivalent balances along with available cash from operating cash flows and credit facilities will be adequate to fund its typical needs, including working capital requirements, projected capital expenditures, including its portion of capital expenditures in its partially-owned subsidiary, and dividend and share repurchase goals. The Company also believes it has access to additional funds from capital markets to fund potential strategic initiatives. The entire amount of short-term notes payable outstanding at June 30, 2015 is debt of consolidated subsidiaries. The Company expects its subsidiaries to refinance or pay these amounts during 2015.

The following table summarizes long-term debt at June 30, 2015:

Parent company
8% unsecured notes due December 2019	$173,578
7.625% unsecured notes due March 2027	116,880
Capitalized leases and other	7,462

297,920
Subsidiaries
5.296% to 5.299% unsecured notes due in 2015	1,418

1,418

Total long-term debt	299,338
Less current maturities	1,791

$297,547

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

Forward Looking Statements

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

It is possible that actual results may differ materially from projections or expectations due to a variety of factors, including but not limited to:

•	volatility in raw material and energy prices, including those of rubber, steel, petroleum based products and natural gas or the unavailability of such raw materials or energy sources;

•	the failure of the Company’s suppliers to timely deliver products in accordance with contract specifications;

•	changes in economic and business conditions in the world;

•	failure to implement information technologies or related systems, including failure by the Company to successfully implement an ERP system;

•	increased competitive activity including actions by larger competitors or lower-cost producers;

•	the failure to achieve expected sales levels;

•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons;

•	the ultimate outcome of litigation brought against the Company, including stockholders lawsuits relating to the terminated Apollo merger as well as product liability claims, in each case which could result in commitment of significant resources and time to defend and possible material damages against the Company or other unfavorable outcomes;

•	changes to tariffs or the imposition of new tariffs or trade restrictions, including changes related to the anti-dumping and countervailing duty proceedings for passenger car and light truck tires imported into the United States from China;

•	changes in pension expense and/or funding resulting from investment performance of the Company’s pension plan assets and changes in discount rate, salary increase rate, and expected return on plan assets assumptions, or changes to related accounting regulations;

•	government regulatory and legislative initiatives including environmental and healthcare matters;

•	volatility in the capital and financial markets or changes to the credit markets and/or access to those markets;

•	changes in interest or foreign exchange rates;

•	an adverse change in the Company’s credit ratings, which could increase borrowing costs and/or hamper access to the credit markets;

•	the risks associated with doing business outside of the United States;

•	the failure to develop technologies, processes or products needed to support consumer demand;

•	technology advancements;

•	the inability to recover the costs to develop and test new products or processes;

•	a disruption in, or failure of, the Company’s information technology systems, including those related to cyber security, could adversely affect the Company’s business operations and financial performance;

•	the impact of labor problems, including labor disruptions at the Company, its joint venture, or at one or more of its large customers or suppliers;

•	failure to attract or retain key personnel;

•	consolidation among the Company’s competitors or customers;

•	inaccurate assumptions used in developing the Company’s strategic plan or operating plans or the inability or failure to successfully implement such plans;

•	risks relating to acquisitions, including the failure to successfully complete acquisitions or integrate them into operations or their related financings may impact liquidity and capital resources;

•	changes in the Company’s relationship with its joint-venture partner or suppliers, including any changes with respect to CCT’s production of Cooper-branded products;

•	the ability to find alternative sources for products supplied by CCT;

•	the inability to obtain and maintain price increases to offset higher production or material costs;

•	inability to adequately protect the Company’s intellectual property rights; and

•	inability to use deferred tax assets.

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

Further information covering issues that could materially affect financial performance is contained under Risk Factors below and in the Company’s other filings with the U. S. Securities and Exchange Commission (“SEC”).

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at June 30, 2015, from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014.

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

The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of June 30, 2015 (“Evaluation Date”)). Based on its initial evaluation, the Company’s CEO and CFO concluded that its disclosure controls and procedures were effective as of the Evaluation Date.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are product liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at June 30, 2015. In the future, such costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

Federal Securities Litigation

On January 17, 2014, alleged stockholders of the Company filed a putative class-action lawsuit against the Company and certain of its officers in the United States District Court for the District of Delaware relating to the terminated merger agreement with subsidiaries of Apollo Tyres Ltd. That lawsuit, captioned OFI Risk Arbitrages, et al. v. Cooper Tire & Rubber Co., et al., No. 1:14-cv-00068-LPS, generally alleges that the Company and certain officers violated the federal securities laws by issuing allegedly misleading disclosures in connection with the terminated transaction and seeks, among other things, damages. The Company and its officers believe that the allegations against them lack merit and intend to defend the lawsuit vigorously. On July 1, 2015, the court dismissed the plaintiffs’ amended complaint and closed the case. The plaintiffs have filed an appeal of the dismissal order.

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

Stockholder Derivative Litigation

On February 24, March 6, and April 17, 2014, purported stockholders of the Company filed derivative actions on behalf of the Company in the U.S. District Court for the Northern District of Ohio and the U.S. District Court for the District of Delaware against certain officers and employees and the then current members of the Company’s board of directors. The lawsuits have been transferred to the U.S. District Court for the District of Delaware and consolidated under the caption Fitzgerald v. Armes, et al., No. 1:14-cv-479 (D. Del.). The Company is named as a nominal defendant in the lawsuits, and the lawsuits seek recovery for the benefit of the Company. The plaintiffs allege that the defendants breached their fiduciary duties to the Company by issuing allegedly misleading disclosures in connection with the terminated merger transaction and that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 by means of the same allegedly misleading disclosures. The plaintiffs also assert claims for waste of corporate assets, unjust enrichment, “gross mismanagement” and “abuse of control.” The complaints seek, among other things, unspecified money damages from the defendants, injunctive relief and an award of attorney’s fees. A purported shareholder of the Company has also submitted a demand to the Company’s board of directors that it cause the Company to bring claims against certain of the Company’s officers and directors for the matters alleged in the shareholder derivative lawsuits; following an investigation, the board of directors determined that the actions requested in the demand were not in the Company’s interests and accordingly rejected the demand.

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

Antidumping and countervailing duty investigations into certain passenger car and light truck tires imported from the PRC into the United States were initiated on July 14, 2014. The preliminary determinations announced in both investigations were affirmative and resulted in the imposition of additional duties from each. On July 14, 2015, the preliminary determinations were upheld and the additional duties will become permanent during the third quarter of 2015.

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

Item 2. ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth a summary of the Company’s purchases during the quarter ended June 30, 2015 of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (in thousands, except number of shares and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 through April 30, 2015
Open market and privately negotiated purchases (1)	468,893	$42.43	468,893	$167,751
May 1, 2015 through May 31, 2015
Open market and privately negotiated purchases (1)	381,497	$37.97	381,497	$153,265
June 1, 2015 through June 30, 2015
Open market and privately negotiated purchases (1)	356,893	$37.30	356,893	$139,954

Total	1,207,283		1,207,283

(1)	On February 20, 2015, the Board of Directors authorized a new program to repurchase up to $200,000 of the Company’s common stock through December 31, 2016. The Company’s share repurchase program does not obligate it to acquire any specific number of shares and may be suspended or discontinued at any time without notice. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

During the three months ended June 30, 2015, subsequent to the Board of Directors authorization, the Company repurchased 1,207,283 shares of the Company’s common stock under this program for $47,694. Since the new program’s commencement, the Company repurchased 1,520,688 shares of the Company’s common stock for $60,046. As of June 30, 2015, approximately $139,954 remained of the $200,000 share repurchase program. All repurchases under this program were made using cash resources.

Item 6. EXHIBITS

(a)	Exhibits

(10.1)	Credit Agreement, dated as of May 27, 2015, among the Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent is incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K dated June 1, 2015.

(10.2)	Eighth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of May 27, 2015, among the Company, Cooper Receivables LLC and PNC Bank, National Association is incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K dated June 1, 2015.

(31.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

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

August 6, 2015

        (Date)