Form 10-Q
period 2015-09-30
COOPER TIRE & RUBBER CO
filed 2015-11-02
CIK 24491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

At October 31, 2015: 56,046,353

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollar amounts in thousands except per-share amounts)

	Three Months Ended September 30,
	2014	2015
Net sales	$920,082	$782,368
Cost of products sold	762,878	628,414

Gross profit	157,204	153,954

Selling, general and administrative expense	67,829	71,787

Operating profit	89,375	82,167

Interest expense	(7,050)	(5,889)
Interest income	305	533
Other non-operating income (expense)	(1,253)	1,362

Income before income taxes	81,377	78,173

Provision for income taxes	26,740	24,524

Net income	54,637	53,649

Net income attributable to noncontrolling shareholders’ interests	6,938	473

Net income attributable to Cooper Tire & Rubber Company	$47,699	$53,176

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.79	$0.94

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.77	$0.93

Dividends per share	$0.105	$0.105

See accompanying notes to Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollar amounts in thousands)

	Three Months Ended September 30,
	2014	2015
Net income	$54,637	$53,649
Other comprehensive income (loss)
Foreign currency translation adjustments	(13,537)	(22,506)

Financial instruments
Change in the fair value of derivatives and marketable securities	4,923	1,360
Income tax provision on derivative instruments	(1,942)	(505)

Financial instruments, net of tax	2,981	855

Postretirement benefit plans
Amortization of actuarial loss	9,147	11,708
Amortization of prior service credit	(141)	(141)
Income tax provision on postretirement benefit plans	(3,075)	(4,108)
Foreign currency translation effect	5,435	3,934

Postretirement benefit plans, net of tax	11,366	11,393

Other comprehensive income (loss)	810	(10,258)

Comprehensive income	55,447	43,391
Less comprehensive income (loss) attributable to noncontrolling shareholders’ interests	5,857	(1,904)

Comprehensive income attributable to Cooper Tire & Rubber Company	$49,590	$45,295

See accompanying notes to Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollar amounts in thousands except per-share amounts)

	Nine Months Ended September 30,
	2014	2015
Net sales	$2,605,225	$2,197,355
Cost of products sold	2,152,810	1,751,754

Gross profit	452,415	445,601

Selling, general and administrative expense	205,540	193,652

Operating profit	246,875	251,949

Interest expense	(20,960)	(18,485)
Interest income	1,088	1,609
Other non-operating income (expense)	(787)	3,034

Income before income taxes	226,216	238,107

Provision for income taxes	75,093	81,818

Net income	151,123	156,289

Net income attributable to noncontrolling shareholders’ interests	19,808	2,769

Net income attributable to Cooper Tire & Rubber Company	$131,315	$153,520

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$2.10	$2.68

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$2.07	$2.65

Dividends per share	$0.315	$0.315

See accompanying notes to Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2014	2015
Net income	$151,123	$156,289
Other comprehensive income (loss)
Foreign currency translation adjustments	(12,730)	(26,072)

Financial instruments
Change in the fair value of derivatives and marketable securities	1,934	(684)
Income tax (provision) benefit on derivative instruments	(856)	327

Financial instruments, net of tax	1,078	(357)

Postretirement benefit plans
Amortization of actuarial loss	27,438	35,066
Amortization of prior service credit	(424)	(425)
Income tax provision on postretirement benefit plans	(9,267)	(12,313)
Foreign currency translation effect	2,193	2,943

Postretirement benefit plans, net of tax	19,940	25,271

Other comprehensive income (loss)	8,288	(1,158)

Comprehensive income	159,411	155,131
Less comprehensive income (loss) attributable to noncontrolling shareholders’ interests	17,754	(1,261)

Comprehensive income attributable to Cooper Tire & Rubber Company	$141,657	$156,392

See accompanying notes to Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per-share amounts)

	December 31, 2014	September 30, 2015 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$551,652	$424,232
Notes receivable	4,546	10,917
Accounts receivable, less allowances of $8,792 at 2014 and $8,404 at 2015	368,393	423,731
Inventories at lower of cost or market:
Finished goods	302,032	335,081
Work in process	28,611	28,247
Raw materials and supplies	91,208	101,520

	421,851	464,848
Other current assets	81,110	92,127

Total current assets	1,427,552	1,415,855
Property, plant and equipment:
Land and land improvements	49,760	48,853
Buildings	277,602	277,354
Machinery and equipment	1,552,140	1,613,234
Molds, cores and rings	218,827	227,101

	2,098,329	2,166,542
Less accumulated depreciation	1,358,126	1,397,237

Net property, plant and equipment	740,203	769,305
Goodwill	18,851	18,851
Intangibles, net of accumulated amortization of $49,010 at 2014 and $58,932 at 2015	137,784	134,047
Restricted cash	653	791
Deferred income tax assets	148,183	131,228
Other assets	16,705	17,267

Total assets	$2,489,931	$2,487,344

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$64,551	$17,646
Accounts payable	258,373	228,939
Accrued liabilities	184,332	222,385
Income taxes payable	1,994	12,036
Current portion of long-term debt	2,115	600

Total current liabilities	511,365	481,606

Long-term debt	298,931	297,320
Postretirement benefits other than pensions	264,305	263,885
Pension benefits	373,360	329,938
Other long-term liabilities	152,775	146,015
Deferred income tax liabilities	4,934	3,856
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued	87,850	87,850
Capital in excess of par value	5,742	12,239
Retained earnings	1,867,126	2,042,443
Cumulative other comprehensive loss	(530,602)	(527,730)

	1,430,116	1,614,802
Less: common shares in treasury at cost (29,698,893 at 2014 and 31,550,219 at 2015)	(586,324)	(688,369)

Total parent stockholders’ equity	843,792	926,433
Noncontrolling shareholder interest in consolidated subsidiary	40,469	38,291

Total equity	884,261	964,724

Total liabilities and equity	$2,489,931	$2,487,344

See accompanying notes to Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2014	2015
Operating activities:
Net income	$151,123	$156,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,319	90,588
Deferred income taxes	2,717	2,205
Stock-based compensation	5,845	11,710
Change in LIFO inventory reserve	(54,464)	(45,132)
Amortization of unrecognized postretirement benefits	27,014	34,641
Changes in operating assets and liabilities:
Accounts and notes receivable	(187,541)	(66,628)
Inventories	(35,518)	(5,762)
Other current assets	(2,681)	(19,193)
Accounts payable	58,482	(24,849)
Accrued liabilities	52,519	45,489
Other items	(24,825)	(46,116)

Net cash provided by operating activities	97,990	133,242

Investing activities:
Additions to property, plant and equipment	(112,126)	(128,601)
Proceeds from the sale of assets	1,089	1,555

Net cash used in investing activities	(111,037)	(127,046)

Financing activities:
Net issuances of (payments on) short-term debt	163,473	(39,131)
Additions to long-term debt	15,634	—
Repayments of long-term debt	(13,363)	(3,125)
Payment of financing fees	—	(2,586)
Repurchase of common stock	(200,000)	(82,800)
Payment of dividends to noncontrolling shareholder	(2,570)	(917)
Payment of dividends to Cooper Tire & Rubber Company shareholders	(19,432)	(17,998)
Issuance of common shares and excess tax benefits on stock options	3,890	19,665

Net cash used in financing activities	(52,368)	(126,892)

Effects of exchange rate changes on cash	3,462	(6,724)

Changes in cash and cash equivalents	(61,953)	(127,420)

Cash and cash equivalents at beginning of year	397,731	551,652

Cash and cash equivalents at end of period	$335,778	$424,232

See accompanying notes to Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per-share amounts)

1.	Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

There is a year-round demand for the Company’s passenger and truck replacement tires, but sales of light vehicle replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November. Operating results for the nine-month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

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

These credit facilities are undrawn, other than to secure letters of credit, at September 30, 2015.

Accounting Pronouncements

Each change to U.S. GAAP is established by the Financial Accounting Standards Board (“FASB”) in the form of an accounting standards update (“ASU”) to the FASB’s Accounting Standards Codification (“ASC”).

The Company considers the applicability and impact of all accounting standards updates. Accounting standards updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s condensed consolidated financial statements.

Accounting Pronouncements – Recently Adopted

Discontinued Operations – In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which requires that a disposal representing a strategic shift that has or will have a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The standard is effective for the annual and interim periods beginning after December 15, 2014. Accordingly, the Company has formally adopted the new standard; however, the adoption did not have an impact on the Company’s condensed consolidated financial statements.

Accounting Pronouncements – To be adopted

Revenue Recognition – In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. The standard provides a five-step model to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The standard also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The standard was proposed to be effective for annual and interim periods beginning after December 15, 2016. On August 12, 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” which defers the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The standard permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the impact the new standard will have on its condensed consolidated financial statements and related disclosures.

Consolidation – In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which modifies the existing consolidation model, particularly for those entities with a variable interest in other legal entities. The standard is effective for the annual and interim periods beginning after December 15, 2015 and can be applied using either a retrospective or modified retrospective approach. Early adoption is permitted. The Company has concluded that the adoption of this standard will not have a material impact on its condensed consolidated financial statements.

Debt Issuance Costs – In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. Application of the standard, which is required to be applied retrospectively, is required for the annual and interim periods beginning after December 15, 2015. The adoption of this standard will result in a reclassification of debt issuance costs associated with the Company’s long-term debt from other assets to long-term debt in the condensed consolidated financial statements. The Company will early adopt the new standard in the fourth quarter of 2015. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which allows the presentation of debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. This is consistent with the Company’s accounting policy for debt issuance costs associated with the aforementioned revolving credit and accounts receivable securitization facilities.

Intangibles – In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company has concluded that the adoption of this standard will not have a material impact on its condensed consolidated financial statements.

Fair Value Measurements – In May 2015, the FASB issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendment also limits disclosure to investments for which the practical expedient has been elected instead of all investments eligible for the practical expedient. Application of the standard, which must be applied retrospectively, is required for the annual and interim periods beginning after December 15, 2015. The Company is currently evaluating the impact the new standard will have on the footnote disclosures to its condensed consolidated financial statements.

Inventory – In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which is intended to simplify the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact the new standard will have on its condensed consolidated financial statements.

Business Combinations – In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments,” which requires acquirers to recognize adjustments to provisional amounts identified during the reporting period in which the adjustment amounts are determined. Acquirers should record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The new standard may have an impact on the Company’s condensed consolidated financial statements in the event of a business combination.

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

The Company evaluated the Sale to determine if it met the discontinued operations criteria in accordance with ASC 205 “Presentation of Financial Statements”. Based upon the Company’s significant continuing involvement in the operations of CCT through the off-take agreements, the Sale is not deemed to meet the discontinued operations criteria. CCT was presented in the Condensed Consolidated Financial Statements of the Company through the Sale date.

The following table reflects the results of CCT included in the Company’s Condensed Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2014:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Net Sales
External Customers	$150,387	$479,239
Intercompany	38,045	99,136

	$188,432	$578,375

Operating Profit	$23,482	$69,735

Net income attributable to Cooper Tire & Rubber Company	$11,253	$34,296

3.	Earnings Per Share

Net income per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Numerator
Numerator for basic and diluted earnings per share - Net income attributable to common stockholders	$47,699	$53,176	$131,315	$153,520

Denominator
Denominator for basic earnings per share - weighted average shares outstanding	60,606	56,693	62,504	57,332

Effect of dilutive securities - stock options and other stock units	1,023	539	969	602

Denominator for diluted earnings per share - adjusted weighted average shares outstanding	61,629	57,232	63,473	57,934

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.79	$0.94	$2.10	$2.68

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.77	$0.93	$2.07	$2.65

All options to purchase shares of the Company’s common stock were included in the computation of diluted earnings per share as the options’ exercise prices were less than the average market price of the common shares at both September 30, 2014 and 2015.

4.	Inventories

Inventory costs are determined using the last-in, first-out (“LIFO”) method for substantially all U.S. inventories. The current cost of the U.S. inventories under the first-in, first-out (“FIFO”) method was $419,977 and $413,180 at December 31, 2014 and September 30, 2015, respectively. These FIFO values have been reduced by approximately $126,231 and $81,099 at December 31, 2014 and September 30, 2015, respectively, to arrive at the LIFO value reported on the Condensed Consolidated Balance Sheets. The remaining inventories have been valued under the FIFO or average cost methods. All inventories are stated at the lower of cost or market.

5.	Fair Value Measurements

Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. The change in values of the fair value foreign currency hedges offsets exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish krona, Norwegian krone, Mexican peso and Chinese yuan generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2014 and September 30, 2015 was $170,750 and $158,062, respectively. The counterparties to each of these agreements are major commercial banks.

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

Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately $5,719 and $5,035 as of December 31, 2014 and September 30, 2015, respectively) are recorded as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets and reclassified into earnings as the hedged transactions occur.

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

The derivative instruments are subject to master netting arrangements with the counterparties to the contracts. The following table presents the location and amounts of derivative instrument fair values in the Condensed Consolidated Balance Sheets:

Assets/(liabilities)	December 31, 2014	September 30, 2015
Designated as hedging instruments:
Gross amounts recognized	$6,483	$5,400
Gross amounts offset	(504)	(133)

Net amounts	$5,979	$5,267

Not designated as hedging instruments:
Gross amounts recognized	—	405

Other current assets	$5,979	$5,672

The following table presents the location and amount of gains and losses on derivative instruments in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Designated as Cash Flow Hedges	2014	2015	2014	2015
Amount of Gain Recognized in Other Comprehensive Income on Derivatives (Effective Portion)	$5,808	$5,712	$4,119	$10,658

Amount of Gain Reclassified from Cumulative Other Comprehensive Loss into Income (Effective Portion)	885	4,352	2,185	11,342

Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	218	(53)	45	28

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not Designated		Three Months Ended September 30,		Nine Months Ended September 30,
as Hedging Instruments		2014	2015	2014	2015
Foreign exchange contracts	Other non-operating income (expense)	$314	$(879)	$270	$405

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

The valuation of foreign exchange forward contracts was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2014 and September 30, 2015, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The valuation of stock-based liabilities was determined using the Company’s stock price, and as a result, these liabilities are classified in Level 1 of the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	December 31, 2014
	Total Derivative Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Exchange Contracts	$5,979	$—	$5,979	$—
Stock-based Liabilities	$(19,079)	$(19,079)	$—	$—

	September 30, 2015
	Total Derivative Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Exchange Contracts	$5,672	$—	$5,672	$—
Stock-based Liabilities	$(18,526)	$(18,526)	$—	$—

The following tables present the carrying amounts and fair values for the Company’s financial instruments carried at cost on the Condensed Consolidated Balance Sheets. The fair value of the Company’s debt is based upon the market price of the Company’s publicly-traded debt. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2014
		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Instruments Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Cash and cash equivalents	$551,652	$551,652	$—	$—
Notes receivable	4,546	4,546	—	—
Restricted cash	653	653	—	—
Notes payable	(64,551)	(64,551)	—	—
Current portion of long-term debt	(2,115)	(2,115)	—	—
Long-term debt	(298,931)	(325,431)	—	—

	September 30, 2015
		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Instruments Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Cash and cash equivalents	$424,232	$424,232	$—	$—
Notes receivable	10,917	10,917	—	—
Restricted cash	791	791	—	—
Notes payable	(17,646)	(17,646)	—	—
Current portion of long-term debt	(600)	(600)	—	—
Long-term debt	(297,320)	(317,620)	—	—

6.	Income Taxes

For the quarter ended September 30, 2015, the Company recorded income tax expense of $24,524 (effective rate of 31.4 percent) compared with $26,740 (effective rate of 32.9 percent) for the comparable period in 2014. For the nine-month period ended September 30, 2015, the Company recorded income tax expense of $81,818 (effective rate of 34.4 percent) compared with $75,093 (effective rate of 33.2 percent) for the comparable period in 2014. The 2015 quarter and nine-month period income tax expense is calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. This rate differs from the U.S. federal statutory rate of 35 percent primarily because of the projected mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions with no tax benefit due to valuation allowances. Income tax expense for the current quarter is lower due primarily to discrete benefits recorded during the quarter, compared with the same period of the prior year. Income tax expense for the nine-month period is higher due to increased earnings, primarily in the U.S, combined with decreased earnings in foreign jurisdictions, compared with the same period of the prior year.

The Company continues to maintain a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” against a portion of its U.S. and non-U.S. deferred tax asset position at September 30, 2015, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a capital loss carryforward by a valuation allowance of $20,635. The capital loss carryforward in the U.S. is scheduled to expire in the fourth quarter of 2015. In addition, the Company has recorded valuation allowances of $12,645 relating to non-U.S. net operating losses for a total valuation allowance of $33,280. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.

The Company maintains an ASC 740-10, “Accounting for Uncertainty in Income Taxes,” liability for unrecognized tax benefits for permanent and temporary differences. At September 30, 2015, the Company’s liability, exclusive of interest, totals approximately $6,238. The Company reduced the amount of unrecognized tax benefits during the quarter, primarily as a result of lapses in statutes. The Company accrued an immaterial amount of interest expense related to these unrecognized tax benefits during the quarter. Based upon the outcome of tax examinations, judicial proceedings, or expiration of statutes of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities.

The Company and its subsidiaries are subject to income tax examination in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company has effectively settled U.S. federal tax examinations for years before 2011 and state and local examinations for years before 2010, with limited exceptions. Non-U.S. subsidiaries of the Company are no longer subject to income tax examinations in major foreign taxing jurisdictions for years prior to 2008.

7.	Pensions and Postretirement Benefits Other than Pensions

The following tables disclose the amount of net periodic benefit costs for the three and nine months ended September 30, 2014 and 2015 for the Company’s defined benefit plans and other postretirement benefits:

	Pension Benefits - Domestic
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Components of net periodic benefit cost:
Service cost	$2,440	$2,759	$7,320	$8,278
Interest cost	10,711	10,051	32,132	30,151
Expected return on plan assets	(13,136)	(13,665)	(39,407)	(40,995)
Amortization of actuarial loss	7,005	9,878	21,016	29,636

Net periodic benefit cost	$7,020	$9,023	$21,061	$27,070

	Pension Benefits - International
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Components of net periodic benefit cost:
Service cost	$3	$2	$9	$7
Interest cost	4,972	4,018	14,907	11,920
Expected return on plan assets	(5,063)	(3,148)	(15,178)	(9,339)
Amortization of actuarial loss	2,142	1,830	6,422	5,430

Net periodic benefit cost	$2,054	$2,702	$6,160	$8,018

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Components of net periodic benefit cost:
Service cost	$601	$628	$1,803	$1,884
Interest cost	2,827	2,580	8,479	7,740
Amortization of prior service cost	(141)	(141)	(424)	(425)
Amortization of actuarial loss	—	—	—	—

Net periodic benefit cost	$3,287	$3,067	$9,858	$9,199

8.	Product Warranty Liabilities

The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities:

Product Warranty
Reserve at December 31, 2013	$30,853
Additions	13,983
Payments	(14,886)

Reserve at September 30, 2014	$29,950

Reserve at December 31, 2014	$14,005
Additions	7,106
Payments	(8,272)

Reserve at September 30, 2015	$12,839

The CCT portion of the warranty accrual consisted of a December 31, 2013 reserve of $16,807, additions to the reserve of $5,624 and payments of $6,976 for the nine months ended September 30, 2014.

9.	Stockholders’ Equity

The following table reconciles the beginning and end of the period equity accounts attributable to Cooper Tire & Rubber Company and to the noncontrolling shareholder’s interests:

	Total Equity
	Total Parent Stockholders’ Equity	Noncontrolling Shareholder Interest in Consolidated Subsidiary	Total Stockholders’ Equity
Balance at December 31, 2014	$843,792	$40,469	$884,261

Net income	153,520	2,769	156,289
Other comprehensive income	2,872	(4,030)	(1,158)

Share repurchase program	(82,800)	—	(82,800)
Stock compensation plans	27,047	—	27,047
Cash dividends - $0.315 per share	(17,998)	—	(17,998)
Dividend paid to noncontrolling shareholder	—	(917)	(917)

Balance at September 30, 2015	$926,433	$38,291	$964,724

10.	Share Repurchase Programs

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

During the nine months ended September 30, 2015, subsequent to the Board of Directors’ February 20, 2015 authorization, the Company repurchased 2,110,633 shares of the Company’s common stock under this program for $82,800, including applicable commissions, which represents an average price of $39.23 per share. As of September 30, 2015, approximately $117,263 remained of the $200,000 share repurchase program. All repurchases under this program were made using cash resources.

Since the share repurchases began in August 2014, the Company to date has repurchased 8,462,481 shares of the Company’s common stock at an average cost of $33.42 per share.

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

The following table discloses the amount of stock-based compensation expense for the three- and nine-month periods ended September 30, 2014 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Stock options	$1,058	$303	$3,147	$3,681
Restricted stock units	749	1,027	1,058	4,109
Performance stock units	426	1,706	1,640	3,920

Total stock-based compensation	$2,233	$3,036	$5,845	$11,710

Stock Options

In February 2013, employees participating in the 2013-2015 Long-Term Incentive Plan were granted 330,639 stock options which vest one-third each year through February 2016. In February 2014, employees participating in the 2014-2016 Long-Term Incentive Plan were granted 380,064 stock options which vest one-third each year through February 2017. No stock options were granted in the nine-month period ended September 30, 2015.

The fair value of the options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

2014
Risk-free interest rate	2.00%
Dividend yield	1.8%
Expected volatility of the Company’s common stock	0.64
Expected life in years	6.0

The weighted average fair value of options granted in 2014 was $12.26.

The following table provides details of the stock option activity for the nine months ended September 30, 2015:

Number of Shares
Outstanding at December 31, 2014	1,765,922
Granted	—
Exercised	(852,413)
Expired	(18,459)
Canceled	(53,632)

Outstanding at September 30, 2015	841,418
Exercisable	513,059

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

The following table provides details of the nonvested restricted stock unit activity for the nine months ended September 30, 2015:

Number of Restricted Stock Units
Nonvested at December 31, 2014	197,838
Granted	111,052
Vested	(95,047)
Canceled	(19,869)
Accrued dividend equivalents	2,236

Nonvested at September 30, 2015	196,210

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

The following table provides details of the nonvested performance stock units under the Company’s Long-Term Incentive Plans:

Number of Performance Stock Units
Performance stock units outstanding at December 31, 2014	83,515
Granted	117,789
Canceled	(11,008)
Accrued dividend equivalents	798

Performance stock units outstanding at September 30, 2015	191,094

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

12.	Changes in Cumulative Other Comprehensive Loss by Component

The following table presents the changes in Cumulative Other Comprehensive Loss by Component for the three- and nine-month periods ended September 30, 2015. All amounts are presented net of tax. Amounts in parentheses indicate debits.

	Three Months Ended September 30, 2015
	Cumulative Currency Translation Adjustment	Changes in the Fair Value of Derivatives and Unrealized Gains (Losses)		Unrecognized Postretirement Benefit Plans		Total
June 30, 2015	$7,146	$3,550		$(530,545)		$(519,849)
Other comprehensive income (loss) before reclassifications	(20,129)	3,548	(a)	3,934	(c)	$(12,647)
Amount reclassified from accumulated other comprehensive income	—	(2,693	)(b)	7,459	(d)	$4,766

Net current-period other comprehensive income (loss)	(20,129)	855		11,393		(7,881)

September 30, 2015	$(12,983)	$4,405		$(519,152)		$(527,730)

(a)	This amount represents $5,712 of unrealized gains on cash flow hedges, net of tax of $2,164 that were recognized in Other Comprehensive Loss (see Footnote 5 for additional details).
(b)	This amount represents $4,352 of gains on cash flow hedges, net of tax of $1,659, that were reclassified out of Cumulative Other Comprehensive Loss and are included in Other non-operating income (expense) on the Condensed Consolidated Statements of Income (see Footnote 5 for additional details).
(c)	This amount represents $4,980 of other comprehensive income, net of tax of $1,046 that was recognized in Other Comprehensive Loss.
(d)	This amount represents amortization of prior service credit of $141 and amortization of actuarial losses of ($11,708) net of tax of $4,108 that were reclassified out of Cumulative Other Comprehensive Loss and are included in the computation of net periodic benefit cost (see Footnote 7 for additional details).

	Nine Months Ended September 30, 2015
	Cumulative Currency Translation Adjustment	Changes in the Fair Value of Derivatives and Unrealized Gains (Losses)		Unrecognized Postretirement Benefit Plans		Total
December 31, 2014	$9,059	$4,762		$(544,423)		$(530,602)
Other comprehensive income (loss)before reclassifications	(22,042)	6,732	(a)	2,943	(c)	(12,367)
Amount reclassified from accumulated other comprehensive income	—	(7,089	)(b)	22,328	(d)	15,239

Net current-period other comprehensive income (loss)	(22,042)	(357)		25,271		2,872

September 30, 2015	$(12,983)	$4,405		$(519,152)		$(527,730)

(a)	This amount represents $10,658 of unrealized gains on cash flow hedges, net of tax of $3,926 that were recognized in Other Comprehensive Loss (see Footnote 5 for additional details).
(b)	This amount represents $11,342 of gains on cash flow hedges, net of tax of $4,253, that were reclassified out of Cumulative Other Comprehensive Loss and are included in Other non-operating income (expense) on the Condensed Consolidated Statements of Income (see Footnote 5 for additional details).
(c)	This amount represents $3,725 of other comprehensive income, net of tax of $782 that was recognized in Other Comprehensive Loss.
(d)	This amount represents amortization of prior service credit of $425 and amortization of actuarial losses of ($35,066) net of tax of $12,313, that were reclassified out of Cumulative Other Comprehensive Loss and are included in the computation of net periodic benefit cost (see Footnote 7 for additional details).

13.	Comprehensive Income Attributable to Noncontrolling Shareholders’ Interests

The following table provides the details of the comprehensive income attributable to noncontrolling shareholders’ interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Net income attributable to noncontrolling shareholders’ interests	$6,938	$473	$19,808	$2,769
Other comprehensive income:
Currency translation adjustments	(1,081)	(2,377)	(2,054)	(4,030)

Comprehensive income attributable to noncontrolling shareholders’ interests	$5,857	$(1,904)	$17,754	$(1,261)

14.	Contingent Liabilities

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

The Company determines its reserves using the number of incidents expected during a year. During the first nine months of 2015, the Company increased its product liability reserve by $46,356. The addition of another year of self-insured incidents accounted for $36,593 of this increase. Settlements and changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $9,763.

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

The Company paid $17,888 during the third quarter of 2015 to resolve cases and claims and has paid $51,346 through the first nine months of 2015. The Company’s product liability reserve balance at December 31, 2014 totaled $178,891 (the current portion of $69,892 is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets), and the balance at September 30, 2015 totaled $173,901 (current portion of $69,699).

The product liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company offset by recoveries of legal fees. Legal costs are expensed as incurred and product liability insurance premiums are amortized over coverage periods.

For the three-month periods ended September 30, 2014 and 2015, product liability expenses totaled $21,227 and $20,067, respectively. For the nine-month periods ended September 30, 2014 and 2015, product liability expenses totaled $62,039 and $63,604, respectively. Product liability expenses are included in Cost of goods sold in the Condensed Consolidated Statements of Income.

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

Based on this evaluation, it was determined that the Company has four reportable segments:

•	North America, composed of the Company’s operations in the United States and Canada;

•	Latin America, composed of the Company’s operations in Mexico, Central America and South America;

•	Europe; and

•	Asia.

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

The following table details information on the Company’s operating segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Net sales
Americas Tire
External customers	$677,444	$688,982	$1,846,403	$1,929,222
Intercompany	16,494	13,478	50,263	44,771

	693,938	702,460	1,896,666	1,973,993
International Tire
External customers	242,638	93,386	758,822	268,133
Intercompany	70,777	25,517	191,359	82,720

	313,415	118,903	950,181	350,853
Eliminations	(87,271)	(38,995)	(241,622)	(127,491)

Net sales	$920,082	$782,368	$2,605,225	$2,197,355

Segment profit (loss):
Americas Tire	$75,618	$102,475	$209,080	$301,039
International Tire	22,787	(5,329)	72,394	(11,755)
Unallocated corporate charges	(7,912)	(15,416)	(32,223)	(40,084)
Eliminations	(1,118)	437	(2,376)	2,749

Operating profit	89,375	82,167	246,875	251,949
Interest expense	(7,050)	(5,889)	(20,960)	(18,485)
Interest income	305	533	1,088	1,609
Other non-operating income (expense)	(1,253)	1,362	(787)	3,034

Income before income taxes	$81,377	$78,173	$226,216	$238,107

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

Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands except per share amounts)	2014	% Change	2015	2014	% Change	2015
Net sales
Americas Tire
External customers	$677,444	1.7	$688,982	$1,846,403	4.5	$1,929,222
Intercompany	16,494	(18.3)	13,478	50,263	(10.9)	44,771

	693,938	1.2	702,460	1,896,666	4.1	1,973,993
International Tire
External customers	242,638	(61.5)	93,386	758,822	(64.7)	268,133
Intercompany	70,777	(63.9)	25,517	191,359	(56.8)	82,720

	313,415	(62.1)	118,903	950,181	(63.1)	350,853
Eliminations	(87,271)	(55.3)	(38,995)	(241,622)	(47.2)	(127,491)

Net sales	$920,082	(15.0)	$782,368	$2,605,225	(15.7)	$2,197,355

Segment profit (loss):
Americas Tire	$75,618	35.5	$102,475	$209,080	44.0	$301,039
International Tire	22,787	(123.4)	(5,329)	72,394	(116.2)	(11,755)
Unallocated corporate charges	(7,912)	94.8	(15,416)	(32,223)	24.4	(40,084)
Eliminations	(1,118)	n/m	437	(2,376)	n/m	2,749

Operating profit	89,375	(8.1)	82,167	246,875	2.1	251,949
Interest expense	(7,050)	(16.5)	(5,889)	(20,960)	(11.8)	(18,485)
Interest income	305	74.8	533	1,088	47.9	1,609
Other non-operating income (expense)	(1,253)	n/m	1,362	(787)	n/m	3,034

Income before income taxes	81,377	(3.9)	78,173	226,216	5.3	238,107

Provision for income taxes	26,740	(8.3)	24,524	75,093	9.0	81,818

Net income	54,637	(1.8)	53,649	151,123	3.4	156,289

Noncontrolling shareholders’ interests	6,938	(93.2)	473	19,808	(86.0)	2,769

Net income attributable to Cooper Tire & Rubber Company	$47,699	11.5	$53,176	$131,315	16.9	$153,520

Basic earnings per share	$0.79		$0.94	$2.10		$2.68

Diluted earnings per share	$0.77		$0.93	$2.07		$2.65

Consolidated net sales for the three-month period ended September 30, 2015 were $782 million, a decrease of $138 million from the comparable period one year ago. The absence of CCT resulted in decreased sales in the third quarter of 2015 ($150 million). Excluding CCT, unit volumes increased ($50 million), which was partially offset by less favorable pricing and mix ($32 million) and unfavorable exchange rates ($6 million) compared with the third quarter of 2014.

The Company recorded operating profit in the third quarter of 2015 of $82 million, a decrease of $7 million compared with the third quarter of 2014. The absence of CCT reduced operating profit by $23 million. Excluding CCT, lower raw material costs ($55 million) and higher unit volumes ($6 million) were partially offset by unfavorable pricing and mix ($18 million). Excluding CCT, manufacturing costs increased ($10 million), which included costs associated with the greater complexity of manufacturing higher value, higher margin products and higher costs related to pension and incentive based compensation. Excluding CCT, selling, general and administrative costs increased ($13 million), product liability charges decreased ($1 million) and other operating costs increased ($5 million), including unfavorable currency impacts, compared with the third quarter of 2014.

Consolidated net sales for the nine-month period ended September 30, 2015 were $2,197 million, a decrease of $408 million from the comparable period one year ago. The absence of CCT resulted in decreased sales in the first nine months of 2015 ($479 million). Excluding CCT, unit volumes increased ($149 million), which was partially offset by less favorable pricing and mix ($56 million) and unfavorable exchange rates ($22 million) compared with the third quarter of 2014.

The Company recorded operating profit in the first nine months of 2015 of $252 million, an increase of $5 million compared with the first nine months of 2014. The absence of CCT reduced operating profit by $70 million. Excluding CCT, lower raw material costs ($178 million), and higher unit volumes ($24 million) were partially offset by unfavorable pricing and mix ($60 million) and higher product liability charges ($2 million). Excluding CCT, manufacturing costs increased ($39 million) compared to the nine-month period ended September 30, 2014 primarily as a result of the previously announced reconfiguration of the Company’s U.S. manufacturing plants to increase production of higher value, higher margin products, coupled with higher costs related to pension, incentive based compensation and technical spending. Excluding CCT, selling, general and administrative costs increased ($12 million) and other operating costs increased ($14 million), including unfavorable currency impacts compared with the first nine months of 2014.

The Company experienced decreases in the costs of certain of its principal raw materials in the first nine months of 2015 compared with the first nine months of 2014. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based. Substantially all U.S. inventories have been valued using the LIFO method of inventory costing which accelerates the impact to cost of goods sold from changes to raw material prices.

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

Product liability expenses totaled $20 million and $21 million in the third quarter of 2015 and 2014, respectively. Products liability expenses totaled $64 million and $62 million in the first nine months of 2015 and 2014, respectively. The change in the expense results from claim settlements and adjustments to existing reserves based on the Company’s quarterly comprehensive review of outstanding claims. Additional information related to the Company’s accounting for product liability costs appears in the Notes to the Condensed Consolidated Financial Statements.

Selling, general, and administrative expenses were $72 million in the third quarter of 2015 (9.2 percent of net sales) and $68 million in the third quarter of 2014 (7.4 percent of net sales). The absence of CCT reduced selling, general and administrative expenses by $9 million in the third quarter of 2015. Excluding CCT, the increase in selling, general and administrative expenses was driven primarily by increases in the accruals for stock-based liabilities, increased incentive based compensation and higher advertising and promotional spending due to the timing of programs. For the nine-month period ended September 30, 2015, selling, general and administrative expenses were $194 million (8.8 percent of net sales) compared with $206 million (7.9 percent of net sales) for the comparable period of 2014. The absence of CCT reduced selling, general and administrative expenses by $24 million in the first nine months of 2015. Excluding CCT, the increase in selling, general and administrative expenses was driven primarily by increased incentive based compensation.

Interest expense decreased $2 million compared with both the third quarter of 2014 and the first nine months of 2014 due primarily to the absence of CCT. Interest income has remained relatively constant during both the third quarter and on a year-to-date basis when compared to the comparable periods of 2014.

Other income increased $3 million and $4 million compared with both the third quarter of 2014 and the first nine months of 2014, respectively, due primarily to foreign currency forward contracts.

For the quarter ended September 30, 2015, the Company recorded income tax expense of $25 million (effective rate of 31.4 percent) as compared with $27 million (effective rate of 32.9 percent) for the comparable period in 2014. For the nine-month period ended September 30, 2015, the Company recorded income tax expense of $82 million (effective rate of 34.4 percent) compared with $75 million (effective rate of 33.2 percent) for the comparable period in 2014. The 2015 quarter and nine-month period income tax expense is calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. This is impacted by the projected mix of earnings in the U.S. and in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions with no tax benefit due to valuation allowances. Income tax expense for the current quarter is lower due primarily to discrete benefits recorded during the quarter, compared with the same period of the prior year. Income tax expense for the nine-month period is higher due to increased earnings, primarily in the U.S, combined with decreased earnings in foreign jurisdictions, compared with the same period of the prior year.

The Company continues to maintain a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” against a portion of its U.S. and non-U.S. deferred tax asset position, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a capital loss carryforward by a valuation allowance of $21 million. The capital loss carryforward in the U.S. is scheduled to expire in the fourth quarter of 2015. In addition, the Company has recorded valuation allowances of $12 million relating to non-U.S. net operating losses for a total valuation allowance of $33 million. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.

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

Based on this evaluation, it was determined that the Company has four reportable segments:

•	North America, composed of the Company’s operations in the United States and Canada;

•	Latin America, composed of the Company’s operations in Mexico, Central America and South America;

•	Europe; and

•	Asia.

North America and Latin America meet the criteria for aggregation in accordance with ASC 280, as they are similar in their production and distribution processes and exhibit similar economic characteristics. The aggregated North America and Latin America segments are presented as “Americas Tire” in the segment disclosure.

Both the Asia and Europe segments have been determined to be individually immaterial, as they do not meet the quantitative requirements for segment disclosure under ASC 280. In accordance with ASC 280, information about operating segments that are not reportable shall be combined and disclosed in an all other category separate from other reconciling items. As a result, these two segments have been combined in the segment operating results discussion. The results of the combined Asia and Europe segments are presented as “International Tire.”

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

Americas Tire Operations Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	Change	2015	2014	Change	2015
(Dollar amounts in thousands)
Net sales	$693,938	1.2%	$702,460	$1,896,666	4.1%	$1,973,993
Operating profit	$75,618	35.5%	$102,475	$209,080	44.0%	$301,039
Operating margin	10.9%	3.7 points	14.6%	11.0%	4.3 points	15.3%
Total unit sales change		2.1%			4.7%
United States unit shipments changes:
Passenger tires
Segment		-1.0%			2.1%
RMA members		6.2%			4.5%
Total Industry		0.8%			-0.5%

Light truck tires
Segment		10.4%			11.0%
RMA members		9.8%			7.6%
Total Industry		9.0%			3.0%

Total light vehicle tires
Segment		1.5%			4.0%
RMA members		6.6%			4.9%
Total Industry		1.7%			-0.1%

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

Sales

Net sales of the Americas Tire Operations segment for the third quarter of 2015 increased $9 million, or 1.2 percent, from the third quarter of 2014. The increase in sales was a result of increased unit volumes ($14 million), partially offset by unfavorable pricing and mix ($6 million). Unit shipments for the segment increased 2.1 percent compared with the third quarter of 2014. In the U.S., the segment’s unit shipments of total light vehicle tires increased 1.5 percent in the third quarter of 2015 compared with the third quarter of 2014. This increase compares with a 6.6 percent increase in total light vehicle tire shipments experienced by the members of the Rubber Manufacturers Association (“RMA”), and a 1.7 percent increase in total light vehicle tire shipments experienced for the total industry (which includes an estimate for non-RMA members). The increased volume was driven by higher unit sales of light truck and SUV tires, which partially offset a slight decrease in passenger car tire sales.

Net sales of the Americas Tire Operations segment for the first nine months of 2015 increased $77 million, or 4.1 percent, from the first nine months of 2014. The increase in sales was a result of increased unit volumes ($88 million), partially offset by unfavorable pricing and mix ($11 million). Unit shipments for the segment increased 4.7 percent compared with the first nine months of 2014. In the U.S., the segment’s unit shipments of total light vehicle tires increased 4.0 percent in 2015 compared with 2014. This increase compares with a 4.9 percent increase in total light vehicle tire shipments experienced by the RMA, and a 0.1 percent decrease in total light vehicle tire shipments experienced for the total industry. For the nine month period ended September 30, 2015, the increased volume was driven by higher unit sales of light truck and SUV tires, as well as passenger car tires.

Operating Profit

Operating profit for the segment for the third quarter of 2015 increased $27 million to $102 million in the third quarter of 2015. Lower raw material costs ($49 million), higher unit volumes ($3 million) and lower product liability expense ($1 million) were partially offset by unfavorable pricing and mix ($8 million). Manufacturing costs increased ($9 million), which included costs associated with the greater complexity of manufacturing higher value, higher margin products and higher costs related to pension and incentive based compensation. Selling, general and administrative costs ($6 million) were higher in the third quarter of 2015 as a result of increased incentive based compensation and increased advertising and promotional spending due to the timing of programs. Other operating costs were unfavorable ($4 million) compared with the same period in 2014.

Operating profit for the segment for the first nine months of 2015 increased $92 million to $301 million in the first nine months of 2015. Lower raw material costs ($154 million), and higher unit volumes ($18 million) were partially offset by unfavorable pricing and mix ($36 million) and higher product liability expense ($2 million). Manufacturing costs increased ($32 million) compared with the first nine months of 2014 primarily as a result of the previously announced reconfiguration of the Company’s U.S. manufacturing plants, coupled with higher costs related to pension, incentive based compensation and technical spending. Selling, general and administrative costs increased ($6 million) compared with the first nine months of 2014. Other operating costs were unfavorable ($4 million) compared with the same period in 2014.

The segment’s internally calculated raw material index of 157 during the quarter was a decrease of 19.3 percent from the third quarter of 2014. The raw material index increased 2.1 percent from the quarter ended June 30, 2015.

International Tire Operations Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	Change	2015	2014	Change	2015
(Dollar amounts in thousands)
Net sales	$313,415	-62.1%	$118,903	$950,181	-63.1%	$350,853
Operating profit	$22,787	-123.4%	$(5,329)	$72,394	-116.2%	$(11,755)
Operating margin	7.3%	(11.8) points	-4.5%	7.6%	(11.0) points	-3.4%
Total unit sales change		-44.6%			-46.8%

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

Sales

Net sales of the International Tire Operations segment for the third quarter of 2015 decreased $195 million, or 62.1 percent, from the third quarter of 2014. The absence of CCT resulted in decreased unit volumes in the third quarter of 2015 ($183 million). Excluding CCT, the segments experienced increased unit volumes ($8 million), which were more than offset by less favorable price and mix ($13 million) and unfavorable exchange rates ($6 million) compared with the third quarter of 2014. Unit volume increased in Europe based on higher year over year sales of winter tires along with an increase of exports to the United States. Unit volume was higher in China due to increased sales in the domestic China market for both replacement and original equipment tires, which offset the decline in exports to the United States due to the tariffs.

Net sales of the International Tire Operations segment for the first nine months of 2015 decreased $599 million, or 63.1 percent, from the first nine months of 2014. The absence of CCT resulted in decreased unit volumes in the first nine months of 2015 ($554 million). Excluding CCT, the segments experienced increased unit volumes ($17 million), which were more than offset by less favorable price and mix ($40 million) and unfavorable exchange rates ($22 million) compared with the first nine months of 2014. The year-to-date factors impacting sales volume are consistent with those discussed for the third quarter.

Operating Loss

Operating profit for the segment for the third quarter of 2015 decreased $28 million to an operating loss of $5 million in the third quarter of 2015. The absence of CCT reduced operating profit by $23 million. Excluding CCT, unfavorable pricing and mix ($13 million) and higher manufacturing costs ($1 million) were partially offset by lower raw material costs ($8 million) and higher unit volumes ($3 million). Excluding CCT, other costs ($2 million), including unfavorable currency impacts, increased compared with the third quarter of 2014.

Operating profit for the segment for the first nine months of 2015 decreased $84 million to an operating loss of $12 million in the first nine months of 2015. The absence of CCT reduced operating profit by $70 million. Excluding CCT, unfavorable pricing and mix ($34 million) and higher manufacturing costs ($7 million) were partially offset by lower raw material costs ($31 million) and higher unit volumes ($4 million). Excluding CCT, other costs ($8 million), including unfavorable currency impacts, increased compared with the first nine months of 2014.

Outlook for Company

For the full year, the Company expects to exceed industry unit volume growth in the U.S. The Company’s new products and improving mix of sales of higher value, higher margin tires positions it well in a highly competitive market.

Third quarter raw material costs increased approximately 2.1 percent from the second quarter of 2015. The Company anticipates a slight decrease in raw material costs in the fourth quarter of 2015 compared to the third quarter of 2015. The Company also expects normal, seasonally higher costs in the Americas in the fourth quarter.

The Company expects capital expenditures to range between $195 million and $205 million and SG&A expense to range between $265 million and $275 million for the full year. The Company projects its effective tax rate for 2015 to be between 34 percent and 37 percent.

Liquidity and Capital Resources

Sources and uses of cash in operating activities – Operating activities provided $133 million of cash during the first nine months of 2015 compared with $98 million during the first nine months of 2014. Inventory growth in the first nine months of 2015 ($51 million) was less than in the first nine months of 2014 ($90 million) due to stronger sales in the first nine months of 2015 and the impact of the growth in inventory in the first quarter of 2014 after the 2013 CCT work stoppage. The first nine months of 2014 incurred an increase in accounts and notes receivable balances ($187 million) as the result of the Company beginning the year with lower accounts receivable balances due to reduced fourth quarter 2013 sales levels. This compared to growth in accounts and notes receivable of $67 million in the first nine months of 2015. These favorable cash flow movements during the first nine months of 2015 were partially offset by an unfavorable accounts payable change in 2015 ($25 million) driven by declining raw material costs. The accounts payable balance increased in the first nine months of 2014 ($58 million) as raw material purchases increased during the period.

Use of cash in investing activities – Net cash used in investing activities during the first nine months of 2014 and 2015 reflect capital expenditures of $112 million and $129 million, respectively.

Sources and uses of cash in financing activities – In 2015, the Company repaid $39 million of short-term debt, including the repayment of $40 million of borrowings on its domestic credit lines. The Company repurchased $83 million of common stock in the first nine months of 2015 as part of the Company’s share repurchase program authorized by the Board of Directors in February 2015. Dividends paid on the Company’s common shares in the first nine months of 2014 and 2015 were $19 million and $18 million, respectively. During the first nine months of 2015, stock options were exercised to acquire 854,213 shares of common stock with a cash impact of $20 million, including $4 million of excess tax benefits on equity instruments.

Available cash, credit facilities and contractual commitments – At September 30, 2015, the Company had cash and cash equivalents of $424 million.

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

These credit facilities are undrawn, other than to secure letters of credit, at September 30, 2015. The Company’s additional borrowing capacity, net of amounts used to back letters of credit and based on available collateral at September 30, 2015, was $495 million.

The Company’s operations in Asia have annual renewable unsecured credit lines that provide up to $124 million of borrowings and do not contain significant financial covenants. The additional borrowing capacity on the Asian credit lines totaled $112 million.

The Company believes that its cash and cash equivalent balances along with available cash from operating cash flows and credit facilities will be adequate to fund its typical needs, including working capital requirements, projected capital expenditures, including its portion of capital expenditures in its partially-owned subsidiary, and dividend and share repurchase goals. The Company also believes it has access to additional funds from capital markets to fund potential strategic initiatives. The entire amount of short-term notes payable outstanding at September 30, 2015 is debt of consolidated subsidiaries. The Company expects its subsidiaries to refinance or pay these amounts within the next twelve months.

The following table summarizes long-term debt at September 30, 2015:

Parent company
8% unsecured notes due December 2019	$173,578
7.625% unsecured notes due March 2027	116,880
Capitalized leases and other	7,462

Total long-term debt	297,920
Less current maturities	600

$297,320

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

It is possible that actual results may differ materially from projections or expectations due to a variety of factors, including but not limited to:

•	volatility in raw material and energy prices, including those of rubber, steel, petroleum based products and natural gas or the unavailability of such raw materials or energy sources;

•	the failure of the Company’s suppliers to timely deliver products in accordance with contract specifications;

•	changes in economic and business conditions in the world;

•	failure to implement information technologies or related systems, including failure by the Company to successfully implement an ERP system;

•	increased competitive activity including actions by larger competitors or lower-cost producers;

•	the failure to achieve expected sales levels;

•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons;

•	the ultimate outcome of litigation brought against the Company, including stockholders lawsuits relating to the terminated Apollo merger as well as product liability claims, in each case which could result in commitment of significant resources and time to defend and possible material damages against the Company or other unfavorable outcomes;

•	changes to tariffs or the imposition of new tariffs or trade restrictions, including changes related to the anti-dumping and countervailing duties for passenger car and light truck tires imported into the United States from China;

•	changes in pension expense and/or funding resulting from investment performance of the Company’s pension plan assets and changes in discount rate, salary increase rate, and expected return on plan assets assumptions, or changes to related accounting regulations;

•	government regulatory and legislative initiatives including environmental and healthcare matters;

•	volatility in the capital and financial markets or changes to the credit markets and/or access to those markets;

•	changes in interest or foreign exchange rates;

•	an adverse change in the Company’s credit ratings, which could increase borrowing costs and/or hamper access to the credit markets;

•	the risks associated with doing business outside of the United States;

•	the failure to develop technologies, processes or products needed to support consumer demand;

•	technology advancements;

•	the inability to recover the costs to develop and test new products or processes;

•	a disruption in, or failure of, the Company’s information technology systems, including those related to cyber security, could adversely affect the Company’s business operations and financial performance;

•	the impact of labor problems, including labor disruptions at the Company, its joint venture, or at one or more of its large customers or suppliers;

•	failure to attract or retain key personnel;

•	consolidation among the Company’s competitors or customers;

•	inaccurate assumptions used in developing the Company’s strategic plan or operating plans or the inability or failure to successfully implement such plans;

•	risks relating to acquisitions, including the failure to successfully complete acquisitions or integrate them into operations or their related financings may impact liquidity and capital resources;

•	changes in the Company’s relationship with its joint-venture partner or suppliers, including any changes with respect to CCT’s production of Cooper-branded products;

•	the ability to find alternative sources for products supplied by CCT;

•	the inability to obtain and maintain price increases to offset higher production or material costs;

•	inability to adequately protect the Company’s intellectual property rights; and

•	inability to use deferred tax assets.

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

There have been no material changes in market risk at September 30, 2015, from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014.

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

The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of September 30, 2015 (“Evaluation Date”)). Based on its initial evaluation, the Company’s CEO and CFO concluded that its disclosure controls and procedures were effective as of the Evaluation Date.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are product liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at September 30, 2015. In the future, such costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

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

Antidumping and countervailing duty investigations into certain passenger car and light truck tires imported from the PRC into the United States were initiated on July 14, 2014. The preliminary determinations announced in both investigations were affirmative and resulted in the imposition of additional duties from each. The preliminary determinations were upheld and became permanent on August 10, 2015.

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

The Company is also subject to legislation governing labor, occupational safety and health both in the U.S. and other countries. The related legislation can change over time making it more expensive for the Company to produce its products.

The Company could also, despite its best efforts to comply with these laws and regulations, be found liable and be subject to additional costs because of these laws and regulations.

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

The following table sets forth a summary of the Company’s purchases during the quarter ended September 30, 2015 of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (in thousands, except number of shares and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 through July 31, 2015
Open market and privately negotiated purchases (1)	—	$—	—	$139,954

August 1, 2015 through August 31, 2015
Open market and privately negotiated purchases (1)	167,664	$37.45	167,664	$133,727

September 1, 2015 through September 30, 2015
Open market and privately negotiated purchases (1)	422,281	$39.02	422,281	$117,263

Total	589,945		589,945

(1)	On February 20, 2015, the Board of Directors authorized a new program to repurchase up to $200,000 of the Company’s common stock through December 31, 2016. The Company’s share repurchase program does not obligate it to acquire any specific number of shares and may be suspended or discontinued at any time without notice. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

During the three months ended September 30, 2015, the Company repurchased 589,945 shares of the Company’s common stock under this program for $22,755. Since the new program’s commencement, the Company repurchased 2,110,633 shares of the Company’s common stock for $82,800, including applicable commissions. As of September 30, 2015, approximately $117,263 remained of the $200,000 share repurchase program. All repurchases under this program were made using cash resources.

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

COOPER TIRE & RUBBER COMPANY

/s/ Ginger M. Jones
Ginger M. Jones
Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Mark A. Young
Mark A. Young
Director of External Reporting
(Principal Accounting Officer)

November 2, 2015

(Date)