Form 10-K
period 2015-12-31
COOPER TIRE & RUBBER CO
filed 2016-02-23
CIK 24491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

For Annual and Transition Reports

Pursuant to Sections 13 or 15(d)

of the Securities Exchange Act of 1934

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2015

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                      to

Commission File Number 001-04329

COOPER TIRE & RUBBER COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE	34-4297750
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

701 Lima Avenue, Findlay, Ohio	45840
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (419) 423-1321

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $1 par value per share	New York Stock Exchange
(Title of Each Class)	(Name of Each Exchange on which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2015 was $1,847,848,239.

The number of shares outstanding of the registrant’s common stock as of February 19, 2016 was 55,376,328.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information from the registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders will be herein incorporated by reference into Part III, Items 10 – 14, of this report.

COOPER TIRE & RUBBER COMPANY – FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

PART I

Item 1.	BUSINESS

Cooper Tire & Rubber Company with its subsidiaries (“Cooper” or the “Company”) is a leading manufacturer and marketer of replacement tires. It is the fifth largest tire manufacturer in North America and, according to a recognized trade source, the Cooper family of companies is the twelfth largest tire company in the world based on sales. Cooper specializes in the design, manufacture, marketing and sales of passenger car and light truck tires. Cooper and its subsidiaries also sell medium truck, motorcycle and racing tires.

The Company is organized into four business segments: North America, Latin America, Europe and Asia. Each segment is managed separately. Additional information on the Company’s segments, including their financial results, total assets, products, markets and presence in particular geographic areas, appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Business Segments” note to the consolidated financial statements.

Cooper Tire & Rubber Company was incorporated in the state of Delaware in 1930 as the successor to a business originally founded in 1914. Based in Findlay, Ohio, Cooper and its family of companies currently operate 8 manufacturing facilities and 20 distribution centers in 10 countries. As of December 31, 2015, it employed 9,119 persons worldwide.

Business Segments

In the first quarter of 2015, the Company announced the creation of a Chief Operating Officer position with responsibility for Cooper’s worldwide operations throughout North America, Latin America, Europe and Asia. The Company made this organizational change to provide a more cohesive global approach to the Company’s business and to better leverage the Company’s brands, products and manufacturing footprint around the world. As a result of these organizational changes, the Company evaluated its segment reporting under Accounting Standards Codification (“ASC”) 280, “Segments.”

Based on this evaluation, it was determined that the Company has four segments:

•	North America, composed of the Company’s operations in the United States (“U.S.”) and Canada;

•	Latin America, composed of the Company’s operations in Mexico, Central America and South America;

•	Europe; and

•	Asia.

North America and Latin America meet the criteria for aggregation in accordance with ASC 280, as they are similar in their production and distribution processes and exhibit similar economic characteristics. The aggregated North America and Latin America segments are presented as “Americas Tire Operations” in the segment disclosure.

Both the Asia and Europe segments have been determined to be individually immaterial, as they do not meet the quantitative requirements for segment disclosure under ASC 280. In accordance with ASC 280, information about operating segments that are not reportable shall be combined and disclosed in an all other category separate from other reconciling items. As a result, these two segments have been combined in the segment operating results discussion. The results of the combined Asia and Europe segments are presented as “International Tire Operations.”

The presentation of the aggregated Americas Tire Operations segment under the Company’s new organizational structure is consistent with the segment reported as Americas Tire Operations in prior years. Similarly, the International Tire Operations disclosure is consistent with the Company’s previously reported International Tire Operations segment. As a result, the Company has not restated its prior year reportable segments as the composition of reportable segments did not change.

Americas Tire Operations Segment

The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a joint venture manufacturing operation in Mexico, Corporacion de Occidente SA de CV (“COOCSA”), which supplies passenger car tires to the U.S., Mexican, Central American and South American markets. The segment also distributes tires for racing, medium trucks and motorcycles. The racing and motorcycle tires are manufactured in the Company’s European Operations and by others. The medium truck tires are sourced through an off-take agreement with the Company’s former Cooper Chengshan (Shandong) Tire Company Ltd. (“CCT”) joint venture, which is now known as Prinx Chengshan (Shandong) Tire Company Ltd. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to original equipment manufacturers (“OEMs”).

The segment operates in a highly competitive industry, which includes Bridgestone Corporation, Goodyear Tire & Rubber Company and Groupe Michelin. These competitors are substantially larger than the Company and serve OEMs as well as the replacement tire market. The segment also faces competition from low-cost producers in Asia, Mexico, South America and Central Europe. Some of those producers are foreign affiliates of the segment’s competitors in North America. The segment had a market share in 2015 of approximately 13 percent of all light vehicle replacement tire sales in the U.S. The segment also participates in the U.S. medium truck tire market. A portion of the products manufactured by the segment are exported throughout the world.

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

Customers generally place orders on a month-to-month basis and the segment adjusts production and inventory to meet those orders, which results in varying backlogs of orders at different times of the year. Tire sales are subject to a seasonal demand pattern. This usually results in the sales volumes being strongest in the third and fourth quarters and weaker in the first and second quarters.

International Tire Operations Segment

The International Tire Operations segment is the combination of the Asia and Europe operating segments. The European operations have manufacturing facilities in the United Kingdom (“U.K.”) and the Republic of Serbia (“Serbia”). The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for the domestic and global markets. The Serbian entity manufactures light vehicle tires primarily for the European markets and for export to the U.S. The Asian operations are located in the People’s Republic of China (“PRC”). In the PRC, Cooper Kunshan Tire manufactures light vehicle tires and, under an agreement with the government of the PRC, these tires were exported to markets outside of the PRC through 2012. Beginning in 2013, tires produced at the facility have also been sold in the domestic market. The segment also had a joint venture in the PRC, CCT, which manufactured and marketed radial and bias medium truck tires as well as passenger car and light truck tires for the global markets. The Company sold its ownership interest in this joint venture in November 2014, and the Company now procures these tires under off-take agreements through mid-2018 from this entity, now known as Prinx Chengshan (Shandong) Tire Company Ltd. The majority of the tires manufactured by the International Tire Operations segment are sold in the replacement market. A growing percentage of tires in the Asian operations are sold to OEMs as part of that region’s strategy.

On January 4, 2016, the Company announced that it had entered into an agreement to purchase a majority of China-based Qingdao Ge Rui Da Rubber Co., Ltd. The transaction is expected to close during the first half of 2016 pending certain permits and approvals by the Chinese government. After the acquisition, the entity is expected to serve as a global source of truck and bus radial tire production for Cooper. Passenger car radial tires may also be manufactured at the facility in the future.

The segment has also established sales, marketing, distribution and research and development capabilities to support the Company’s objectives.

As in the Americas Tire Operations segment, the International Tire Operations segment operates in a highly competitive industry, which includes Bridgestone Corporation, Goodyear Tire & Rubber Company and Groupe Michelin. These competitors are substantially larger than the Company and serve OEMs as well as the replacement tire market. The segment also faces competition from low-cost producers in certain markets.

Raw Materials

The Company’s principal raw materials include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. The Company acquires its raw materials from various sources around the world to assure continuing supplies for its manufacturing operations and to mitigate the risk of potential supply disruptions.

During 2015, the Company experienced lower raw material costs compared with 2014. The pricing volatility of natural rubber and certain other raw materials contributes to the difficulty in accurately predicting and managing these costs.

The Company has a purchasing office in Singapore to acquire natural rubber directly from producers in Southeast Asia. This purchasing operation enables the Company to work directly with producers to continually improve consistency and quality while reducing the costs of materials, transportation and transactions.

The Company’s contractual relationships with its raw material suppliers are generally based on long-term agreements or purchase order arrangements. For natural rubber and natural gas, procurement is managed through a combination of buying forward production requirements and utilizing the spot market. For other principal materials, procurement arrangements include supply agreements that may contain formula-based pricing based on commodity indices, multi-year agreements or spot purchases. These arrangements only cover quantities needed to satisfy normal manufacturing demands.

Working Capital

The Company’s working capital consists mainly of inventory, accounts receivable and accounts payable. These working capital accounts are closely managed by the Company. Inventory balances are primarily valued at a last-in, first-out (“LIFO”) basis in the U.S. and under the first-in, first-out (“FIFO”) or average cost method in the rest of the world. Inventories turn regularly, but balances typically increase during the first half of the year before declining as a result of increased sales in the second half. The Company’s inventory levels are generally kept within a targeted range to meet projected demand. The mix of inventory is critical to inventory turnover and meeting customer demand. Accounts receivable and accounts payable are also affected by this business cycle, typically requiring the Company to have greater working capital needs during the second and third quarters. The Company engages in a rigorous credit analysis of its customers and monitors their financial positions. The Company offers incentives to certain customers to encourage the payment of account balances prior to their scheduled due dates.

At December 31, 2015, the Company held cash and cash equivalents of $505 million.

Research, Development and Product Improvement

The Company directs its research activities toward product development, performance and operating efficiency. The Company conducts extensive testing of current tire lines, as well as new concepts in tire design, construction and materials. During 2015, over 120 million miles of tests were performed on indoor test wheels and in monitored road tests. The Company has a tire and vehicle test track in Texas that assists with the Company’s testing activities. Uniformity equipment is used to physically monitor manufactured tires for high standards of ride quality. The Company continues to design and develop specialized equipment to fit the precise needs of its manufacturing and quality control requirements. Research and development expenditures were $52 million, $57 million and $51 million during 2015, 2014 and 2013, respectively.

Patents, Intellectual Property and Trademarks

The Company owns or has licenses to use patents and intellectual property covering various aspects in the design and manufacture of its products and processes and equipment for the manufacture of its products. While the Company believes these assets as a group are of material importance, it does not consider any one asset or group of these assets to be of such importance that the loss or expiration thereof would materially affect its business.

The Company owns and uses tradenames and trademarks worldwide. While the Company believes such tradenames and trademarks as a group are of material importance, the trademarks the Company considers most significant to its business are those using the words “Cooper,” “Mastercraft” and “Avon.” The Company believes all of these significant trademarks are valid and will have unlimited duration as long as they are adequately protected and appropriately used. Certain other tradenames and trademarks are being amortized over the next three to thirteen years.

Seasonal Trends

There is year-round demand for passenger car and truck replacement tires, but passenger replacement tire sales are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November.

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

The Company’s manufacturing facilities, like those of the industry generally, are subject to numerous laws and regulations designed to protect the environment. In general, the Company has not experienced difficulty in complying with these requirements and believes they have not had a material adverse effect on its financial condition or the results of its operations. The Company expects additional requirements with respect to environmental matters will be imposed in the future. The Company’s 2015 expense and capital expenditures for environmental matters at its facilities were not material, nor is it expected that expenditures in 2016 for such uses will be material.

Foreign Operations

The Company has a manufacturing facility, a technical center, a distribution center and its European headquarters office located in the U.K. The Company has a manufacturing facility and two distribution centers in Serbia. In total, there are seven distribution centers and five sales offices in Europe. The Company has a manufacturing facility, two distribution centers, a technical center, a sales office and an administrative office in the PRC. The Company also has a purchasing office in Singapore. In Latin America, the Company has a joint venture manufacturing facility, three sales offices and a distribution center.

Additional information on the Company’s foreign operations can be found in the “Business Segments” note to the consolidated financial statements.

Available Information

The Company makes available free of charge, on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the U.S. Securities and Exchange Commission (“SEC”). The Company’s internet address is http://www.coopertire.com. The Company has adopted charters for each of its Audit, Compensation and Nominating and Governance Committees, corporate governance guidelines and a code of business ethics and conduct, which are available on the Company’s website and will be available to any stockholder who requests them from the Company’s Director of Investor Relations. The information contained on or accessible through the Company’s website is not incorporated by reference in this annual report on Form 10-K and should not be considered a part of this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and all positions and offices held by all executive officers of the Company are as follows:

Name	Age	Executive Office Held	Business Experience

Roy V. Armes	63	Chairman of the Board, Chief Executive Officer, President and Director	Chairman of the Board since December 2007, Chief Executive Officer, President and Director since January 2007.

Brenda S. Harmon	64	Senior Vice President and Chief Human Resources Officer	Senior Vice President, Chief Human Resources Officer since December 2009. Previously Owner of Harmon Consulting Services since November 2008.

Bradley E. Hughes	54	Senior Vice President and Chief Operating Officer	Senior Vice President and Chief Operating Officer since January 2015. Senior Vice President and President-International Tire Operations from July 2014 to January 2015. Senior Vice President and Chief Financial Officer from September 2014 to December 2014. Senior Vice President, Chief Financial Officer and Treasurer from July 2014 to September 2014. Vice President, Chief Financial Officer and Treasurer from November 2013 to July 2014. Vice President and Chief Financial Officer from November 2009 to November 2013.

Ginger M. Jones	51	Vice President and Chief Financial Officer	Vice President and Chief Financial Officer since December 2014. Previously Senior Vice President and Chief Financial Officer of Plexus Corporation, an electronics manufacturing services company, from 2011 to May 2014; Vice President and Chief Finance Officer of Plexus Corporation from 2007 to 2011.

Stephen Zamansky	45	Senior Vice President, General Counsel and Secretary	Senior Vice President, General Counsel and Secretary since July 2014. Vice President, General Counsel and Secretary from April 2011 to July 2014. Previously Senior Vice President, General Counsel & Secretary of Trinity Coal Corporation, a privately held mining company, from 2008 to March 2011. Trinity was acquired by the Essar Group in 2010 and commenced bankruptcy proceedings in March 2013.

Item 1A.	RISK FACTORS

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

The Company’s competitors may also change their actions as a result of changes to the business environment, which could result in increased price competition and discounts, resulting in lower margins or reduced sales volumes for the business.

In addition, the bankruptcy, restructuring or consolidation of one or more of the Company’s major customers due to current global economic conditions could result in the write-off of accounts receivable, a reduction in purchases of the Company’s products or a supply disruption to its facilities, which could harm the Company’s results of operations, financial condition and liquidity.

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

For example, antidumping and countervailing duty investigations into certain passenger car and light truck tires imported from the PRC into the United States were initiated on July 14, 2014. The preliminary determinations announced in both investigations were affirmative and resulted in the imposition of additional duties from each. The preliminary determinations were upheld and became permanent on August 10, 2015.

In addition, antidumping and countervailing duty investigations into certain truck and bus tires imported from the PRC into the U.S. were initiated January 29, 2016. The Company is not yet able to determine the outcome of these investigations and what impact, if any, they will have on the Company. The imposition of additional duties in the U.S. on certain tires imported from the PRC could result in those tires being diverted to other regions of the world, such as Europe, Latin America or elsewhere in Asia, which could materially harm the Company’s results of operations, financial condition and liquidity.

The Company is facing supply risks related to certain tires it purchases from CCT.

In 2014, the Company sold its ownership interest in CCT and entered into off-take agreements with CCT to provide the continuous supply of certain tires for the Company. If there are any disruptions in or quality issues with the supply of Cooper-branded products from CCT, it could have a material negative impact on the Company’s business. In addition, the Company could be required to find an alternative source for CCT-produced tires and there can be no assurance that the Company will be able to do so in a timely manner. CCT is currently the sole supplier of medium truck tires for the Company.

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

The Company routinely evaluates potential acquisitions and may pursue acquisition opportunities, some of which could be material to its business, such as the proposed purchase of a majority of China based Qingdao Ge Rui Da Rubber Co., Ltd. The Company cannot provide assurance whether it will be successful in pursuing any acquisition opportunities or what the consequences of any acquisition would be. The Company may encounter various risks in any acquisitions, including:

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

The Company has affiliate, subsidiary and joint venture operations worldwide, including in the U.S., the U.K., Europe, Mexico and the PRC. The Company has one manufacturing entity, Cooper Kunshan, in the PRC. The Company also is the majority owner of COOCSA, a manufacturing entity in Mexico, and has established an operation in Serbia. In 2014, the Company entered into off-take agreements with CCT, subsequent to the Company’s sale of its ownership interest in this former joint venture, to continue supplying tires to the Company. CCT is currently the sole supplier of medium truck tires for the Company. There are a number of risks in doing business abroad, including political and economic uncertainty, social unrest, sudden changes in laws and regulations, ability to enforce existing or future contracts, shortages of trained labor and the uncertainties associated with entering into joint ventures or similar arrangements in foreign countries. These risks may impact the Company’s ability to expand its operations in different regions and otherwise achieve its objectives relating to its foreign operations, including utilizing these locations as suppliers to other markets. In addition, compliance with multiple and potentially conflicting foreign laws and regulations, import and export limitations and exchange controls is burdensome and expensive. For example, the Company could be adversely affected by violations of the Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws as well as export controls and economic sanction laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials and, in some cases, other persons, for the purpose of obtaining or retaining business. Violations of these laws and regulations could result in civil and criminal fines, penalties and sanctions against the Company, its officers or its employees, prohibitions on the conduct of the Company’s business and on its ability to offer products and services in one or more countries, and could also harm the Company’s reputation, business and results of operations. The Company’s foreign operations also subject it to the risks of international terrorism and hostilities and to foreign currency risks, including exchange rate fluctuations and limits on the repatriation of funds.

A disruption in, or failure of, the Company’s information technology systems, including those related to cybersecurity, could adversely affect the Company’s business operations and financial performance.

The Company relies on the accuracy, capacity and security of its information technology systems across all of its major business functions, including its research and development, manufacturing, sales, financial and administrative functions. While the Company maintains some of its critical information technology systems, it is also dependent on third parties to provide important information technology services relating to, among other things, human resources, electronic communications and certain finance functions. Despite the security measures that the Company has implemented, including those related to cybersecurity, its systems could be breached or damaged by computer viruses, natural or man-made incidents or disasters or unauthorized physical or electronic access. Furthermore, the Company may have little or no oversight with respect to security measures employed by third-party service providers, which may ultimately prove to be ineffective at countering threats. A system failure, accident or security breach could result in business disruption, theft of its intellectual property, trade secrets or customer information and unauthorized access to personnel information. To the extent that any system failure, accident or security breach results in disruptions to its operations or the theft, loss or disclosure of, or damage to, its data or confidential information, the Company’s reputation, business, results of operations, cash flows and financial condition could be materially adversely affected. In addition, the Company may be required to incur significant costs to protect against and, if required, remediate the damage caused by such disruptions or system failures in the future.

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

The Company periodically requires access to the capital and financial markets as a significant source of liquidity for maturing debt payments or working capital needs that it cannot satisfy by cash on hand or operating cash flows. Substantial volatility in world capital markets and the banking industry may make it difficult for the Company to access credit markets and to obtain financing or refinancing, as the case may be, on satisfactory terms or at all. In addition, various additional factors, including a deterioration of the Company’s credit ratings or its business or financial condition, could further impair its access to the capital markets and bank financings. Additionally, any inability to access the capital markets or bank financings, including the ability to refinance existing debt when due, could require the Company to defer critical capital expenditures, reduce or not pay dividends, reduce spending in areas of strategic importance, sell important assets or, in extreme cases, seek protection from creditors. See also related comments under “There are risks associated with the Company’s global strategy which includes using joint ventures and partially-owned subsidiaries.”

The Company’s operations in the PRC have been financed in part using multiple loans from several lenders to finance facility construction, expansions and working capital needs. These loans are generally for terms of three years or less. Therefore, debt maturities occur frequently and access to the capital markets and bank financings is crucial to the Company’s ability to maintain sufficient liquidity to support its operations in the PRC.

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

Successfully competing in the highly competitive tire industry can be impacted by the successful development of information technology. If the Company fails to successfully develop or implement information technology systems, it may be at a disadvantage to its competitors resulting in lost sales and negative impacts on the Company’s earnings.

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

The Company’s business depends on the continued service of key members of its management. The loss of the services of a significant number of members of its management team could have a material adverse effect on its business. The Company’s future success will also depend on its ability to attract, retain and develop highly skilled personnel, such as engineering, marketing and senior management professionals. Competition for these employees is intense, especially in the PRC, and the Company could experience difficulty in hiring and retaining the personnel necessary to support its business. If the Company does not succeed in retaining its current employees and attracting new high-quality employees, its business could be materially adversely affected.

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

The Company continually reviews and updates its business plans to achieve these imperatives. If the assumptions used in developing the Company’s business plans vary significantly from actual conditions, the Company’s sales, margins and profitability could be harmed. If the Company is unsuccessful in implementing the tactics necessary to execute its business plans, it may not be able to achieve or sustain future profitability, which could impair its ability to meet debt and other obligations and could otherwise negatively affect its operating results, financial condition and liquidity.

There are risks associated with the Company’s global strategy, which includes using joint ventures and partially-owned subsidiaries.

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

The Company could incur restructuring charges as it continues to execute actions in an effort to improve future profitability and competitiveness and may not achieve the anticipated savings and benefits from these actions.

The Company may initiate restructuring actions designed to improve future profitability and competitiveness, and enhance the Company’s flexibility. The Company may not realize anticipated savings or benefits from future actions in full or in part or within the time periods we expect. The Company is also subject to the risks of labor unrest, negative publicity and business disruption in connection with these actions. Failure to realize anticipated savings or benefits from our actions could have an adverse effect on the business.

The realizability of deferred tax assets may affect the Company’s profitability and cash flows.

The Company has significant net deferred tax assets recorded on the balance sheet and determines at each reporting period whether or not a valuation allowance is necessary based upon the expected realizability of such deferred tax assets. In the U.S., the Company has recorded deferred tax assets, the largest of which relate to product liability, pension and other postretirement benefit obligations, partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. The Company’s non-U.S. deferred tax assets relate to pension, accrued expenses and net operating losses, and are partially offset by deferred tax liabilities related to accelerated depreciation. Based upon the Company’s assessment of the realizability of its net deferred tax assets, the Company maintains a small valuation allowance for the portion of its U.S. deferred tax assets primarily associated with a loss carryforward. In addition, the Company has recorded valuation allowances for deferred tax assets primarily associated with non-U.S. net operating losses. The Company’s assessment of the realizability of deferred tax assets is based on certain assumptions regarding future profitability, and potentially adverse business conditions could have a negative impact on the future realizability and therefore impact the Company’s future operating results or financial position.

The Company may incur additional tax expense or become subject to additional tax exposure.

The Company’s provision for income taxes and the cash outlays required to satisfy its income tax obligations in the future could be adversely affected by numerous factors. These factors include changes in the level of earnings in the tax jurisdictions in which the Company operates, changes in plans to repatriate the earnings of the Company’s foreign operations to the U.S. and changes in tax laws and regulations. The Company’s income tax returns are subject to examination by federal, state and local tax authorities in the U.S. and tax authorities outside the U.S. The results of these examinations and the ongoing assessments of the Company’s tax exposures could also have an adverse effect on the Company’s provision for income taxes and the cash outlays required to satisfy income tax obligations.

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

Because the Company conducts transactions in various non-U.S. currencies, including the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish kronar, Mexican peso, Chinese yuan and Brazilian real, fluctuations in foreign currency exchange rates may impact the Company’s financial condition, results of operations and cash flows. Our operating results are subject to the effects of fluctuations in the value of these currencies and fluctuations in the related currency exchange rates. As a result, the Company’s sales have historically been affected by, and may continue to be affected by, these fluctuations. Exchange rate movements between currencies in which the Company sells its products have been affected by and may continue to result in exchange losses that could materially affect results. During times of strength of the U.S. dollar, the reported revenues of the Company’s international operations will be reduced because local currencies will translate into fewer dollars. In addition, a strong U.S. dollar may increase the competitiveness of competitors based outside of the United States. As a result, continued strengthening of the U.S. dollar may have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

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

The Financial Accounting Standards Board is considering or has issued for future adoption several projects which may result in the modification of accounting standards affecting the Company, including standards relating to revenue recognition, financial instruments, leasing, and others. Any such changes could have a negative impact on the Company’s financial statements.

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

As shown in the following table, at December 31, 2015, the Company maintained 52 manufacturing, distribution, retail stores and office facilities worldwide. The Company is sole owner of a majority of the manufacturing facilities. Some manufacturing, distribution and office facilities are leased.

	Americas Tire Operations			International Tire Operations
Type of Facility	North America	Latin America		Europe	Asia	Total
Manufacturing	4	1	*	2	1	8
Distribution	10	1		7	2	20
Retail Stores	3	—		—	—	3
Technical centers and offices	7	3		7	4	21

Total	24	5		16	7	52

*	This includes a manufacturing facility that is a joint venture.

The Company believes its properties have been adequately maintained, generally are in good condition and are suitable and adequate to meet the demands of each segment’s business.

Item 3.	LEGAL PROCEEDINGS

The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are product liability cases in which individuals involved in vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at December 31, 2015. In the future, such costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

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

On October 4, 2013, the Company filed a complaint in the Court of Chancery of the State of Delaware, captioned Cooper Tire Co. v. Apollo (Mauritius) Holdings Pvt. Ltd., et al., No. 8980-VCG, asking that the Apollo entities be required to use their reasonable efforts to close the then pending merger transaction as expeditiously as possible and also seeking, among other things, declaratory relief and damages. On October 14, 2013, the Apollo entities filed counterclaims against the Company seeking declaratory and injunctive relief.

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

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market information

Cooper Tire & Rubber Company common stock is traded on the New York Stock Exchange under the symbol CTB. The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

	High	Low
Year Ended December 31, 2015
First Quarter	$42.86	$32.51
Second Quarter	43.94	33.52
Third Quarter	41.74	31.18
Fourth Quarter	43.40	37.59

	High	Low
Year Ended December 31, 2014
First Quarter	$26.74	$21.95
Second Quarter	30.10	23.40
Third Quarter	31.34	27.50
Fourth Quarter	35.31	27.24

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

The following chart assumes three hypothetical $100 investments on December 31, 2010, and shows the cumulative values at the end of each succeeding year resulting from appreciation or depreciation in the stock market price, assuming dividend reinvestment.

Total Return To Shareholders

(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE
	Year Ended December 31,
Company / Index	2011	2012	2013	2014	2015
Cooper Tire & Rubber Company	(39.09)	85.24	(3.70)	46.24	10.41
S&P 500 Index	2.11	16.00	32.39	13.69	1.38
S&P 500 Auto Parts & Equipment	(17.74)	4.45	64.76	3.68	(5.65)

		INDEXED RETURNS Year Ended December 31,
	Base
	Period
Company / Index	2010	2011	2012	2013	2014	2015
Cooper Tire & Rubber Company	$100.00	$60.91	$112.83	$108.66	$158.90	$175.45
S&P 500 Index	100.00	102.11	118.45	156.82	178.29	180.75
S&P 500 Auto Parts & Equipment	100.00	82.26	85.92	141.57	146.77	138.48

(b)	Holders

The number of holders of record at December 31, 2015 was 1,873.

(c)	Dividends

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

	2015		2014
March 27	$0.105	March 28	$0.105
June 29	0.105	June 27	0.105
September 28	0.105	September 26	0.105
December 29	0.105	December 30	0.105

Total:	$0.420	Total:	$0.420

(d)	Issuer purchases of equity securities

The following table sets forth a summary of the Company’s purchases during the quarter ended December 31, 2015 of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Public Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
October 1, 2015 through October 31, 2015	253,720	$40.90	253,720	$106,893
November 1, 2015 through November 30, 2015	154,939	$41.07	154,939	$100,535
December 1, 2015 through December 31, 2015	232,162	$39.98	232,162	$91,261

Total	640,821		640,821

(1)	On February 20, 2015, the Board of Directors authorized a program to repurchase up to $200,000, excluding commissions, of the Company’s common stock through December 31, 2016 (the “Repurchase Program”). The Repurchase Program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time without notice. Under the Repurchase Program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934.

During the three months ended December 31, 2015, the Company repurchased 640,821 shares of the Company’s common stock under the Repurchase Program for $26,021, including applicable commissions. Since the Repurchase Program commencement, the Company has repurchased 2,751,454 shares of the Company’s common stock for $108,821, including applicable commissions. As of December 31, 2015, approximately $91,261 remained of the $200,000 Repurchase Program. All repurchases under the Repurchase Program were made using cash resources.

(2)	On February 19, 2016, the Board of Directors increased the amount authorized under and extended the duration of the Repurchase Program (as amended, the “Amended Repurchase Program”). The Amended Repurchase Program amended and superseded the Repurchase Program and allows the Company to repurchase up to $200,000, excluding commissions, of the Company’s common stock from February 22, 2016 through December 31, 2017. The approximately $73,654 remaining under the Repurchase Program as of February 19, 2016 is included in the $200,000 maximum amount authorized by the Amended Repurchase Program. No other changes were made.

Item 6.	SELECTED FINANCIAL DATA

(Dollar amounts in thousands except per share amounts)
	2015	2014 (b)	2013	2012	2011

Net sales	$2,972,901	$3,424,809	$3,439,233	$4,200,836	$3,907,820

Operating profit	$354,480	$300,458	$240,714	$396,962	$163,301

Income before income taxes	$334,028	$348,519	$212,971	$368,450	$134,146

Net income attributable to Cooper Tire & Rubber Company	$212,766	$213,578	$111,013	$220,371	$253,503	(a)

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$3.73	$3.48	$1.75	$3.52	$4.08	(a)

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$3.69	$3.42	$1.73	$3.49	$4.02	(a)

Dividends per share	$0.42	$0.42	$0.42	$0.42	$0.42

Weighted average shares outstanding (000s):
Basic	57,012	61,402	63,327	62,561	62,150
Diluted	57,623	62,401	64,282	63,224	63,012

Property, plant and equipment, net	$795,198	$740,203	$974,269	$929,255	$899,044

Total assets (c)	$2,436,176	$2,488,937	$2,737,070	$2,799,999	$2,508,673	(a)

Long-term debt (c)	$296,412	$297,937	$319,882	$334,981	$328,251

Total equity	$1,017,611	$884,261	$1,157,625	$908,416	$697,890	(a)

Capital expenditures	$182,544	$145,041	$180,448	$187,336	$155,406

Depreciation and amortization	$121,408	$139,166	$134,751	$128,916	$122,899

Number of employees	9,119	8,881	13,280	13,550	12,890

(a)	The Company recorded the partial release of a valuation allowance on deferred tax assets of $167,224 during 2011.
(b)	The Company sold its ownership interest in CCT during the fourth quarter of 2014. Results include a gain on sale of interest in subsidiary of $77,471. Income tax expense on the gain on sale of interest in subsidiary was $21,767.
(c)	Unamortized debt issuance costs associated with long-term debt have been reclassified from a noncurrent asset to a reduction of the carrying value of the debt liability with the adoption of Accounting Standards Update 2015-03.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business of the Company

The Company specializes in the design, manufacture, marketing and sales of passenger car and light truck tires. The Company and its subsidiaries also sell medium truck, motorcycle and racing tires. The Company’s products are sold globally, primarily in the replacement tire market to independent tire dealers, wholesale distributors, regional and national retail tire chains and large retail chains that sell tires as well as other automotive products.

The Company faces both general industry and company-specific challenges. These include volatile raw material costs, increasing product complexity and pressure from competitors who, in some cases, are larger companies with greater financial resources. To address these challenges and position the Company for future success, the Company continues to execute towards strategic imperatives outlined in its Strategic Plan. The three strategic imperatives outlined in the Strategic Plan are building a sustainable cost competitive position, driving top-line profitable growth and building organizational capabilities and enablers to support strategic goals.

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

On June 12, 2013, the Company and the Apollo entities announced the execution of an Agreement and Plan of Merger under which a wholly-owned subsidiary of the Apollo entities was to acquire the Company in an all-cash transaction valued at approximately $2.5 billion. On December 30, 2013, the Company terminated the Agreement and Plan of Merger.

On July 13, 2013, workers at CCT began a temporary work stoppage related to concerns regarding the then-pending merger between the Apollo entities and the Company. On August 17, 2013, those workers returned to work on a limited basis to manufacture only non-Cooper-branded products, but took other disruptive actions, including denying access to certain representatives of the Company and withholding certain business and financial information. Subsequent to the merger agreement termination, representatives of the Company regained access to the CCT facilities, including business and financial information, and the operation resumed production of Cooper-branded products. On January 29, 2014, the Company entered into an agreement with Chengshan Group Company Ltd. (“Chengshan”) and The Union of Cooper Chengshan (Shandong) Tire Company Co., Ltd. regarding CCT that, among other matters, provided Chengshan, with certain conditions and exceptions, a limited contractual right to either (i) purchase the Company’s 65 percent equity interest in CCT or (ii) sell its 35 percent equity interest in CCT to the Company. In October 2014, the Company received the required documentation from Chengshan indicating its intent to exercise its call option under the CCT Agreement. On November 26, 2014, the Chinese State Administration for Industry & Commerce issued a new business license for CCT and on November 30, 2014, the Company completed the sale of its 65 percent ownership interest in CCT to Prairie Investment Limited, a wholly owned subsidiary of Chengshan. In connection with the sale, the Company signed off-take agreements under which CCT will continue to produce Cooper-branded products, including medium truck tires, through mid-2018.

On January 4, 2016, the Company announced that it had entered into an agreement to purchase a majority of China-based Qingdao Ge Rui Da Rubber Co., Ltd. After closing, Cooper will own 65 percent of the entity. The transaction is expected to close during the first half of 2016 pending certain permits and approvals by the Chinese government. After the acquisition, the entity is expected to serve as a global source of truck and bus radial tire production for Cooper. Passenger car radial tires may also be manufactured at the facility in the future.

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

Consolidated Results of Operations

(Dollar amounts in thousands except per share amounts)
		%		%
	2015	Change	2014	Change	2013

Net Sales:
Americas Tire	$2,684,754	3.8%	$2,585,484	4.0%	$2,486,586
International Tire	451,879	-60.4%	1,140,826	-8.1%	1,241,529
Eliminations	(163,732)	-45.7%	(301,501)	4.4%	(288,882)

Net sales	2,972,901	-13.2%	3,424,809	-0.4%	3,439,233

Operating profit (loss):
Americas Tire	422,929	53.9%	274,837	34.6%	204,239
International Tire	(19,133)	-125.7%	74,566	-11.2%	83,990
Unallocated corporate charges	(52,342)	7.0%	(48,930)	-6.9%	(52,578)
Eliminations	3,026	n/m	(15)	n/m	5,063

Operating profit	354,480	18.0%	300,458	24.8%	240,714

Interest expense	(23,820)	-15.3%	(28,138)	0.8%	(27,906)
Interest income	2,211	47.4%	1,500	85.2%	810
Gain on sale of interest in subsidiary	—	n/m	77,471	n/m	—
Other non-operating income (expense)	1,157	-141.7%	(2,772)	328.4%	(647)

Income before income taxes	334,028	-4.2%	348,519	63.6%	212,971

Provision for income taxes	118,224	5.8%	111,697	n/m	79,406

Net income	215,804	-8.9%	236,822	77.3%	133,565

Net income attributable to noncontrolling shareholders’ interests	3,038	-86.9%	23,244	3.1%	22,552

Net income attributable to Cooper Tire & Rubber Company	$212,766	-0.4%	$213,578	92.4%	$111,013

Basic earnings per share	$3.73	7.2%	$3.48	98.9%	$1.75

Diluted earnings per share	$3.69	8.0%	$3.42	97.7%	$1.73

n/m – not meaningful

2015 versus 2014

Consolidated net sales for the year ended 2015 were $2,973 million, a decrease of $452 million from 2014. The absence of CCT resulted in decreased sales during 2015 ($546 million). Excluding CCT, unit volumes increased ($194 million), which was partially offset by less favorable pricing and mix ($73 million) and unfavorable exchange rates ($27 million) compared with 2014.

The Company recorded operating profit of $354 million in 2015, an increase of $54 million compared with 2014. The absence of CCT reduced operating profit by $78 million. Excluding CCT, lower raw material costs ($244 million), and higher unit volumes ($32 million) were partially offset by unfavorable pricing and mix ($61 million) and higher product liability charges ($2 million). Excluding CCT, manufacturing costs increased ($44 million) compared to 2014, primarily as a result of the previously announced reconfiguration of the Company’s U.S. manufacturing plants to increase production of higher value, higher margin products, coupled with higher costs related to pension, incentive based compensation and technical spending. Excluding CCT, selling, general and administrative costs increased ($20 million) and other operating costs increased ($17 million), including unfavorable currency impacts compared with 2014.

The Company experienced decreases in the costs of certain of its principal raw materials in 2015 compared with 2014. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based. Substantially all U.S. inventories have been valued using the LIFO method of inventory costing, which accelerates the impact to cost of goods sold from changes to raw material prices.

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

Product liability expenses totaled $79 million and $77 million in 2015 and 2014, respectively. The increase in the expense compared to the prior year is the result of claim settlements and adjustments to existing reserves based on the Company’s quarterly comprehensive review of outstanding claims. Additional information related to the Company’s accounting for product liability costs appears in the Notes to the Consolidated Financial Statements.

Selling, general, and administrative expenses were $263 million in 2015 (8.8 percent of net sales) and $272 million in 2014 (8.0 percent of net sales). The absence of CCT reduced selling, general and administrative expenses by $29 million in of 2015. Excluding CCT, the increase in selling, general and administrative expenses was driven primarily by increased incentive based compensation, partially offset by decreases in the accruals for stock-based liabilities.

Interest expense decreased $4 million compared with 2014 due primarily to the absence of CCT. Interest income has remained comparable to 2014.

In 2014, the Company recorded income of $77 million as a result of the gain on the sale of the CCT operations. The gain represents the net of the cash received for the sale of CCT compared to the net asset carrying value of CCT in the Company’s books as of the sale date.

Other income increased $4 million compared with 2014, primarily due to foreign currency forward contracts.

For the year ended December 31, 2015, the Company recorded an income tax expense of $118 million on income from continuing operations before income taxes of $334 million, prior to the deduction of noncontrolling shareholders’ interests of $3 million. Comparable amounts for 2014 were an income tax expense of $112 million on income from continuing operations before income taxes of $349 million. The 2014 amounts include tax expense of $22 million on the gain on the sale of the CCT operation of $77 million.

Worldwide tax expense is impacted significantly by the mix of earnings between US and international jurisdictions with lower tax rates, partially offset by losses in jurisdictions with no tax benefit due to valuation allowances. Tax expense for 2015 has increased from the prior year primarily due to increased pretax earnings in the United States.

Net income attributable to noncontrolling shareholders’ interests decreased $20 million as a result of the absence of CCT in 2015.

The effects of inflation did not have a material effect on the results of operations of the Company in 2015.

2014 versus 2013

Consolidated net sales for 2014 were $3,425 million, a decrease of $14 million from 2013. The decrease in net sales was the result of less favorable pricing and mix ($260 million), offset by increased unit volumes ($288 million), which includes the recovery of $132 million in unit volumes across both segments associated with 2013 labor issues at CCT. This volume recovery was partially offset by the reduction in unit volumes resulting from the sale of CCT in the fourth quarter of 2014 ($61 million). The International Tire Operations segment experienced favorable exchange rates in 2014 ($19 million).

The Company recorded operating profit in 2014 of $300 million, an increase of $60 million compared with 2013. Lower raw material costs ($256 million) were offset by unfavorable pricing and mix ($268 million). Unit volumes increased ($59 million) in 2014 compared with 2013, including the recovery of $28 million of reduced volume resulting from the 2013 labor issues at CCT. The absence of CCT subsequent to its sale resulted in a reduction in operating profit ($6 million) in the 2014 International Tire Operations compared with 2013. Product liability charges ($12 million) and selling, general and administrative costs ($1 million) decreased compared with 2013. In 2013, the Company incurred $18 million of selling, general and administrative costs associated with a then-pending merger agreement which did not recur in 2014. Other operating costs, including increased distribution costs, were unfavorable ($10 million) compared with 2013.

Manufacturing costs were $16 million favorable when compared with 2013, which included $34 million of costs associated with production curtailments in the Americas Tire Operations segment and $9 million in manufacturing inefficiencies in the International Tire Operations segment related to the CCT labor issues. The Americas Tire Operations segment incurred manufacturing inefficiencies in 2014 as it was in the process of reconfiguring its manufacturing plants to increase production of higher value, higher margin tires while reducing the volume of lower value, lower margin tires in response to accelerated demand for the higher value tires.

Product liability expenses totaled $77 million and $89 million in 2014 and 2013, respectively. The decrease in the expense compared to the prior year is the result of claim settlements and adjustments to existing reserves based on the Company’s quarterly comprehensive review of outstanding claims.

Selling, general, and administrative expenses were $272 million in 2014 (8.0 percent of net sales) and $275 million in 2013 (8.0 percent of net sales). The decrease in selling, general and administrative expenses is primarily attributable to the absence of Apollo transaction-related costs, partially offset by the Company’s continued investment in Cooper brands globally, increases in the accruals for stock-based liabilities and higher incentive related expenses.

Interest expense and interest income in 2014 were comparable to 2013.

In 2014, the Company recorded income of $77 million as a result of the gain on the sale of the CCT operations. The gain represents the net of the cash received for the sale of CCT compared to the net asset carrying value of CCT in the Company’s books as of the sale date.

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

Segment Operating Results

In the first quarter of 2015, the Company announced the creation of a Chief Operating Officer position with responsibility for Cooper’s worldwide operations throughout North America, Latin America, Europe and Asia. The Company made this organizational change to provide a more cohesive global approach to the Company’s business and to better leverage the Company’s brands, products and manufacturing footprint around the world. As a result of these organizational changes, the Company evaluated its segment reporting under ASC 280, “Segments.”

Based on this evaluation, it was determined that the Company has four segments:

•	North America, composed of the Company’s operations in the U.S. and Canada;

•	Latin America, composed of the Company’s operations in Mexico, Central America and South America;

•	Europe; and

•	Asia.

North America and Latin America meet the criteria for aggregation in accordance with ASC 280, as they are similar in their production and distribution processes and exhibit similar economic characteristics. The aggregated North America and Latin America segments are presented as “Americas Tire Operations” in the segment disclosure.

Both the Asia and Europe segments have been determined to be individually immaterial, as they do not meet the quantitative requirements for segment disclosure under ASC 280. In accordance with ASC 280, information about operating segments that are not reportable shall be combined and disclosed in an all other category separate from other reconciling items. As a result, these two segments have been combined in the segment operating results discussion. The results of the combined Asia and Europe segments are presented as “International Tire Operations.”

The presentation of the aggregated Americas Tire Operations segment under the Company’s new organizational structure is consistent with the segment reported as Americas Tire Operations in prior years. Similarly, the International Tire Operations disclosure is consistent with the Company’s previously reported International Tire Operations segment. As a result, the Company has not restated its prior year reportable segments as the composition of reportable segments did not change.

Americas Tire Operations Segment

(Dollar amounts in thousands)
	2015	Change %	2014	Change %	2013

Sales	$2,684,754	3.8%	$2,585,484	4.0%	$2,486,586

Operating profit	$422,929	53.9%	$274,837	34.6%	$204,239

Operating margin	15.8%	5.2 points	10.6%	2.4 points	8.2%

Total unit sales change		4.3%		8.6%

United States replacement market unit shipment changes:
Passenger tires
Segment		2.0%		4.7%
RMA members		4.0%		1.6%
Total Industry		-0.2%		5.2%

Light truck tires
Segment		10.6%		15.5%
RMA members		7.9%		3.4%
Total Industry		1.6%		2.6%

Total light vehicle tires
Segment		3.9%		6.9%
RMA members		4.5%		1.9%
Total Industry		0.1%		4.9%

The source of this information is the Rubber Manufacturers Association (“RMA”) and internal sources.

Overview

The Americas Tire Operations segment is the aggregation of the Company’s North America and Latin America operating segments. The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a joint venture manufacturing operation in Mexico, COOCSA, which supplies passenger car tires to the U.S., Mexican, Central American and South American markets. The segment also distributes tires for racing, medium trucks and motorcycles. The racing and motorcycle tires are manufactured in the Company’s European Operations segment and by others. The medium truck tires are sourced through an off-take agreement that was entered into with CCT subsequent to the Company’s sale of its ownership interest in this former joint venture. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to original equipment manufacturers.

2015 versus 2014

Sales

Net sales of the Americas Tire Operations segment increased $99 million, or 3.8 percent, from 2014. The increase in sales was a result of increased unit volumes ($110 million), partially offset by unfavorable pricing and mix ($11 million). Unit shipments for the segment increased 4.3 percent in 2015 compared with 2014. In the U.S., the segment’s unit shipments of total light vehicle tires increased 3.9 percent in 2015 compared with 2014. This increase compares with a 4.5 percent increase in total light vehicle tire shipments experienced by the RMA, and a 0.1 percent increase in total light vehicle tire shipments experienced for the total industry, which includes an estimate for non-RMA members. The increased volume in 2015 was driven by higher unit sales of light truck and SUV tires, as well as passenger car tires.

Operating Profit

Operating profit for the segment increased $148 million to $423 million in 2015. Lower raw material costs ($217 million) and higher unit volumes ($23 million) were partially offset by unfavorable pricing and mix ($27 million) and higher product liability expense ($2 million). Manufacturing costs increased ($37 million) compared with 2014 primarily as a result of the previously announced reconfiguration of the Company’s U.S. manufacturing plants to increase production of higher value, higher margin products, coupled with higher costs related to pension, incentive based compensation and technical spending. Selling, general and administrative costs increased ($19 million) compared with 2014, primarily due to increased incentive based compensation. Other operating costs were unfavorable ($7 million) compared with 2014.

The segment’s internally calculated raw material index of 154 during the year was a decrease of 21.0 percent from 2014.

2014 versus 2013

Sales

Net sales of the Americas Tire Operations segment increased $99 million, or 4.0 percent, from 2013. The increase in sales was a result of higher unit volumes ($237 million), partially offset by unfavorable pricing and mix ($138 million). The higher unit volumes in 2014 include the recovery of $55 million in unit volumes associated with the 2013 labor issues at CCT. Unit shipments for the segment increased 8.6 percent compared with 2013. In the U.S., the segment’s unit shipments of total light vehicle tires increased 6.9 percent in 2014 compared with 2013. This increase compares with a 1.9 percent increase in total light vehicle shipments experienced by the RMA, and a 4.9 percent increase in total light vehicle shipments experienced for the total industry (which includes an estimate for non-RMA members).

Operating Profit

Operating profit for the segment increased $71 million to $275 million in 2014. Lower raw material costs ($163 million) were partially offset by unfavorable pricing and mix ($148 million). Unit volumes increased ($47 million) in 2014 compared with 2013, including the recovery of $13 million of reduced volume resulting from the 2013 labor issues at CCT. Product liability charges were lower ($12 million) compared with the same period in 2013. Selling, general and administrative costs increased ($4 million) compared with 2013, primarily as a result of increased investment in the Cooper brand and higher incentive related compensation. Other operating costs, including increased distribution costs, were unfavorable ($10 million) compared with 2013.

Manufacturing costs were $11 million favorable compared with 2013, which included $34 million of costs associated with production curtailments. The segment incurred manufacturing inefficiencies in the second half of 2014 related to the ongoing reconfiguration of its plants.

The segment’s internally calculated raw material index of 195 during the year was a decrease of 10.1 percent from 2013.

International Tire Operations Segment

(Dollar amounts in thousands)
	2015	Change %	2014	Change %	2013

Sales	$451,879	-60.4%	$1,140,826	-8.1%	$1,241,529

Operating profit (loss)	$(19,133)	-125.7%	$74,566	-11.2%	$83,990

Operating margin	-4.2%	(10.7) points	6.5%	(0.3) points	6.8%

Total unit sales change		-43.1%		2.1%

Overview

The International Tire Operations segment is the combination of the Asia and Europe operating segments. The European operations have manufacturing facilities in the U.K. and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures light vehicle tires primarily for the European markets and for export to the U.S. The Asian operations are located in the PRC. In the PRC, Cooper Kunshan Tire manufactures light vehicle tires and, under an agreement with the government of the PRC, these tires were exported to markets outside of the PRC through 2012. Beginning in 2013, tires produced at the facility have also been sold in the Chinese domestic market. The segment also had a joint venture in the PRC, CCT, which manufactured and marketed radial and bias medium truck tires, as well as passenger car and light truck tires for domestic and global markets. The Company sold its ownership interest in this joint venture in November 2014, and the Company now procures these tires under off-take agreements through mid-2018 from this entity, now known as CCT. The majority of the tires manufactured by the International Tire Operations segment are sold in the replacement market, with a portion also sold to original equipment manufacturers.

2015 versus 2014

Sales

Net sales of the International Tire Operations segment decreased $689 million, or 60.4 percent, from 2014. The absence of CCT for the entire year resulted in decreased unit volumes in 2015 ($642 million). Excluding CCT, the segment experienced increased unit volumes in both Asia and Europe ($32 million), which were more than offset by less favorable price and mix ($52 million) and unfavorable exchange rates ($27 million) compared with 2014. Unit volume was higher in China due to increased sales in the domestic market, including original equipment tires, which offset the decline in exports to the United States. Unit volume increased in Europe based on higher year over year sales of winter tires along, with an increase of exports to the United States.

Operating Profit

Operating profit for the segment decreased $94 million to an operating loss of $19 million in 2015. The absence of CCT reduced operating profit by $78 million. Excluding CCT, unfavorable pricing and mix ($45 million) and higher manufacturing costs ($7 million) were partially offset by lower raw material costs ($36 million), higher unit volumes in both Asia and Europe ($7 million) and reduced selling, general and administrative expenses ($2 million). Excluding CCT, other costs ($9 million), including unfavorable currency impacts, increased compared with 2014.

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

Operating Profit

Operating profit for the segment decreased $9 million to $75 million in 2014. Lower raw material costs ($115 million) were offset by unfavorable pricing and mix ($137 million). Unit volumes increased ($11 million) in 2014 compared with 2013, including the recovery of $15 million of reduced volume resulting from the 2013 labor issues at CCT. Manufacturing costs were favorable ($5 million) compared with 2013, which included $9 million in manufacturing inefficiencies related to the CCT labor issues. Selling, general and administrative costs decreased ($3 million) compared with 2013. The absence of CCT subsequent to its sale resulted in a reduction in operating profit ($6 million) compared with 2013.

Outlook for the Company

In 2016, the Company expects unit volume growth in each of its segments. In the United States, the Company expects unit volume growth at or above the industry.

Raw material costs continue to be favorable, and the Company is expecting further declines in the first quarter of 2016. The Company closely monitors raw material costs, with the goal to maintain or improve margins, while recognizing the need to remain competitive in the market.

The Company expects full Company operating margin, excluding the impact of any acquisitions, to be above the high end of the Company’s mid-term target of 8 to 10 percent, but not likely to exceed 2015 results of 11.9 percent of net sales. The Company also expects the International Operations segment to substantially improve operating profit in 2016 and approach break-even operating profit by the fourth quarter of 2016, excluding the impact of any acquisitions.

The Company expects 2016 capital expenditures to range between $240 million and $260 million.

The full year 2016 effective tax rate is expected to be in a range of 34 to 36 percent.

Liquidity and Capital Resources

Sources and uses of cash in operating activities – Net cash provided by operating activities of continuing operations was $300 million in 2015. During 2015, net income provided $216 million and other non-cash charges totaled $154 million. Changes in working capital accounts consumed $70 million.

Net cash provided by operating activities of continuing operations was $319 million in 2014. During 2014, net income provided $237 million and other non-cash charges totaled $97 million, including $56 million related to the gain on the sale of the Company’s ownership interest in CCT, net of tax. Changes in working capital accounts consumed $15 million.

Net cash provided by operating activities of continuing operations was $272 million in 2013. During 2013, net income provided $134 million and other non-cash charges totaled $217 million. Changes in working capital accounts consumed $78 million.

Use of cash in investing activities – Net cash used in investing activities during 2015 and 2014 reflect capital expenditures of $183 million and $145 million, respectively. The Company’s higher spending in 2015 supports its strategic goals of achieving top line growth and lower cost structure. The Company received $171 million from the sale of its ownership interest in CCT in 2014.

The Company’s capital expenditure commitments at December 31, 2015 were $26 million and are included in the “Unconditional purchase” line of the Contractual Obligations table, which appears later in this section.

Sources and uses of cash in financing activities –The Company repurchased $109 million of its common stock in 2015 as part of the Company’s share repurchase program authorized by the Board of Directors in February 2015. In 2014, the Company entered into a $200 million accelerated share repurchase program (the “ASR program”) with a major financial institution to repurchase shares of the Company’s common stock. During 2014, the Company borrowed funds on its domestic credit lines to partially fund the ASR program and $40 million remained outstanding at December 31, 2014. In 2015, the Company repaid $41million of short-term debt, including the repayment of $40 million of borrowings on its domestic credit lines in 2014. In 2014 and 2013, the Company borrowed additional funds using long-term debt and the Company repaid $3 million, $36 million and $24 million of maturing long-term debt in 2015, 2014 and 2013.

Dividends paid on the Company’s common shares were $24 million, $26 million and $27 million in 2015, 2014 and 2013, respectively. The Company has maintained a quarterly dividend of 10.5 cents per share in each quarter during the three years ended December 31, 2015. The Company also paid $8 million and $10 million in dividends to noncontrolling shareholders in CCT and COOCSA joint ventures in 2014 and 2013, respectively. Dividends paid to the noncontrolling shareholder in COOCSA were $1 million in 2015.

During 2015, stock options were exercised to acquire 1,025,699 shares of common stock with a cash impact of $24 million, including $4 million of excess tax benefits on equity instruments. During 2014, stock options were exercised to acquire 245,745 shares of common stock with a cash impact of $3 million, including $1million of excess tax benefits on equity instruments. During 2013, stock options were exercised to acquire 93,845 shares of common stock with a cash impact of $1 million, including less than $1million of excess tax benefits on equity instruments.

Available cash, credit facilities and contractual commitments – At December 31, 2015, the Company had cash and cash equivalents of $505 million.

Domestically, in May 2015, the Company entered into a revolving credit facility with a consortium of banks that provides up to $400 million based on available collateral, including a $110 million letter of credit subfacility, and expires in May 2020.

In connection with entering into the revolving credit facility, the Company terminated its former $200 million credit facility.

The Company amended its accounts receivable securitization facility in May 2015, reducing the borrowing limit from $175 million to $150 million and extending the maturity until May 2018.

These credit facilities are undrawn, other than to secure letters of credit, at December 31, 2015. The Company’s additional borrowing capacity under these facilities, net of amounts used to back letters of credit and based on available collateral at December 31, 2015, was $505 million.

The Company’s operations in Asia have annual renewable unsecured credit lines that provide up to $109 million of borrowings and do not contain significant financial covenants. The additional borrowing capacity on the Asian credit lines totaled $98 million at December 31, 2015.

The Company believes that its cash and cash equivalent balances along with available cash from operating cash flows and credit facilities will be adequate to fund its typical needs, including working capital requirements, projected capital expenditures, including its portion of capital expenditures in its partially-owned subsidiary, and dividend and share repurchase goals. The Company also believes it has access to additional funds from capital markets to fund potential strategic initiatives. The entire amount of short-term notes payable outstanding at December 31, 2015 is debt of consolidated subsidiaries. The Company expects its subsidiaries to refinance or pay these amounts within the next twelve months.

The Company’s cash requirements relating to contractual obligations at December 31, 2015 are summarized in the following table:

(Dollar amounts in thousands)	Payment Due by Period
		Less than			After
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$290,458	$—	$—	$173,578	$116,880
Capital lease obligations and other	7,463	600	1,200	600	5,063
Interest on debt and capital lease obligations	157,534	23,127	46,255	32,369	55,783
Operating leases	83,203	23,056	30,181	22,575	7,391
Notes payable (a)	12,437	12,437	—	—	—
Unconditional purchase (b)	67,987	67,987	—	—	—
Postretirement benefits other than pensions (c)	265,579	15,929	32,725	33,971	182,954
Pensions (d)	304,921	45,000	90,000	90,000	79,921
Other obligations (e)	41,962	9,130	9,292	1,233	22,307

Total contractual cash obligations	$1,231,544	$197,266	$209,653	$354,326	$470,299

(a)	Financing obtained from financial institutions in the PRC and Mexico to support the Company’s operations there.
(b)	Noncancelable purchase order commitments for capital expenditures and raw materials, principally natural rubber, made in the ordinary course of business.
(c)	Represents benefit payments for postretirement benefits other than pension liabilities.
(d)	Represents Company contributions to retirement trusts based on current assumptions.
(e)	Includes stock-based liabilities, warranty reserve, deferred compensation, nonqualified benefit plans and other non-current liabilities.

Credit agency ratings – Standard & Poor’s has rated the Company’s long-term corporate credit and senior unsecured debt at BB- with a positive outlook. Moody’s Investors Service has assigned a B1 corporate family rating and a B2 rating to senior unsecured debt with a stable outlook.

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

Product liability – The Company is a defendant in various product liability claims brought in numerous jurisdictions in which individuals seek damages resulting from motor vehicle accidents allegedly caused by defective tires manufactured by the Company. Each of the product liability claims faced by the Company generally involve different types of tires, models and lines, different circumstances surrounding the accident such as different applications, vehicles, speeds, road conditions, weather conditions, driver error, tire repair and maintenance practices, service life conditions, as well as different jurisdictions and different injuries. In addition, in many of the Company’s product liability lawsuits the plaintiff alleges that his or her harm was caused by one or more co-defendants who acted independently of the Company. Accordingly, both the claims asserted and the resolutions of those claims have an enormous amount of variability. The aggregate amount of damages asserted at any point in time is not determinable since often times when claims are filed, the plaintiffs do not specify the amount of damages. Even when there is an amount alleged, at times the amount is wildly inflated and has no rational basis.

The fact that the Company is a defendant in product liability lawsuits is not surprising given the current litigation climate, which is largely confined to the United States. However, the fact that the Company is subject to claims does not indicate that there is a quality issue with the Company’s tires. The Company sells approximately 30 to 35 million passenger car, light truck, SUV, radial medium truck and motorcycle tires per year in North America. The Company estimates that approximately 300 million Company-produced tires – made up of thousands of different specifications – are still on the road in North America. While tire disablements do occur, it is the Company’s and the tire industry’s experience that the vast majority of tire failures relate to service-related conditions, which are entirely out of the Company’s control – such as failure to maintain proper tire pressure, improper maintenance, road hazard and excessive speed.

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

During 2015, the Company increased its product liability reserve by $56 million. The addition of another year of self-insured incidents accounted for $49 million of this increase. Settlements and changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $7 million.

During 2014, the Company increased its product liability reserve by $48 million. The addition of another year of self-insured incidents accounted for $49 million of this increase. Settlements and changes in the amount of reserves for cases where sufficient information is known to estimate a liability decreased by $1 million.

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

During 2015, the Company paid $71 million and during 2014, the Company paid $58 million to resolve cases and claims. The Company’s product liability reserve balance at December 31, 2015 totaled $164 million (current portion of $74 million). At December 31, 2014 the Company’s product liability reserve balance totaled $179 million (current portion of $70 million).

The product liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company.

Product liability expenses totaled $79 million, $77 million and $89 million in 2015, 2014 and 2013, respectively.

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

The Company’s liability for unrecognized tax benefits, exclusive of interest, totaled approximately $6 million at December 31, 2015. In accordance with Company policy, the liability relating to 2011 was released following the lapse of statutes for both U.S. federal and state jurisdictions. The unrecognized tax benefits at December 31, 2015 relate to uncertain tax positions in tax years 2012 through 2014.

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

The Company continues to maintain a valuation allowance against a portion of its U.S. and non-U.S. deferred tax asset position at December 31, 2015, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a loss carryforward by a valuation allowance of $2 million. In addition, the Company has recorded valuation allowances of $13 million relating primarily to non-U.S. net operating losses for a total valuation allowance of $15 million. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.

The Company generally considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. In the event that the Company plans to repatriate foreign earnings, the income tax provision would be adjusted in the period it is determined that the earnings will no longer be indefinitely invested outside the United States. During 2016, the Company plans to remit dividends from one of its non-U.S. subsidiaries. As a result of this decision made in 2015, the Company assessed the need for incremental U.S. income and foreign withholding tax on the anticipated amount. This assessment resulted in no additional tax expense being recorded. In the Company’s judgment, the remaining portion of the Company’s foreign earnings is considered to be indefinitely reinvested outside the United States. The Company has not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $538 million of these undistributed earnings. It is not practicable to determine the amount of additional U.S. income taxes that could be payable upon remittance of these earnings since taxes payable would be reduced by foreign tax credits based upon income tax laws and circumstances at the time of distribution, plus the uncertainty in estimating the impacts of future exchange rates.

Impairment of long-lived assets – The Company’s long-lived assets include property, plant and equipment and other assets that are intangible. If an indicator of impairment exists for certain groups of property, plant and equipment or definite-lived intangible assets, the Company will compare the forecasted undiscounted cash flows attributable to the assets to their carrying values. If the carrying values exceed the undiscounted cash flows, the Company then determines the fair values of the assets. If the carrying values of the assets exceed the fair values of the assets, an impairment charge is recognized for the difference.

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

Pension and postretirement benefits – The Company has recorded significant pension liabilities in the U.S. and the U.K. and other postretirement benefit liabilities in the U.S. that are developed from actuarial valuations. The determination of the Company’s pension liabilities requires key assumptions regarding discount rates used to determine the present value of future benefit payments, expected returns on plan assets and the rates of future compensation increases. The discount rate is also significant to the development of other postretirement benefit liabilities. The Company determines these assumptions in consultation with its investment advisors and actuaries.

The discount rate reflects the rate used to estimate the value of the Company’s pension and other postretirement liabilities for which they could be settled at the end of the year. When determining the discount rate, the Company discounted the expected pension disbursements over the next fifty years and based upon this analysis, the Company used a discount rate of 4.20 percent to measure its U.S. pension liabilities at December 31, 2015, which is higher than the 3.75 percent used at December 31, 2014. Similarly, the Company discounted the expected disbursements of its other postretirement benefit liabilities and based upon this analysis, the Company used a discount rate of 4.20 percent to measure its other postretirement liabilities at December 31, 2015, which is higher than the 3.80 percent used at December 31, 2014. A similar analysis was completed in the U.K. and the Company increased the discount rate used to measure its U.K. pension liabilities to 3.85 percent at December 31, 2015 from 3.60 percent at December 31, 2014.

The rate of future compensation increases is used to determine the future benefits to be paid for employees, since the amount of a participant’s pension is partially attributable to the compensation earned during his or her career. The rate reflects the Company’s expectations over time for salary and wage inflation and the impacts of promotions and incentive compensation, which is typically tied to profitability. Effective July 1, 2009, the Company froze the Spectrum (salaried employees) Pension Plan in the U.S., so the future compensation assumption is not applicable to valuing this liability. Effective April 6, 2012, the Company amended the Cooper Avon Pension Plan to freeze all future pension benefits, so the future compensation assumption is not applicable to valuing this liability.

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

The Company’s investment strategy is to match assets to the cash flows of the pension obligations. The Company’s current asset allocation for U.S. plans’ assets is 59 percent in equity securities and 41 percent in debt securities. The Company’s current asset allocation for U.K. plan assets is 21 percent in equity securities, 70 percent in bonds and 9 percent in other investments. Equity security investments are structured to achieve a balance between growth and value stocks. The Company determines the annual rate of return on pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio and may be adjusted based on a review by the Company’s investment advisors and actuaries. Industry comparables and other outside guidance is also considered in the annual selection of the expected rates of return on pension assets.

The actual return on U.S. pension plans’ assets was approximately 0.10 percent in 2015 compared to an asset gain of approximately 7.10 percent in 2014. The actual return on U.K. pension plan assets was a loss of 0.26 percent in 2015 compared to an asset gain of 22.80 percent in 2014. The Company’s estimate for the expected long-term return on its U.S. plan assets used to derive 2015 and 2014 pension expense was 7.00 percent. The expected long-term return on U.K. plan assets used to derive the 2015 and 2014 pension expense was 3.85 percent and 6.70 percent, respectively.

The Company has accumulated net deferred losses resulting from the shortfalls and excesses in actual returns on pension plan assets from expected returns and, in the measurement of pensions and other postretirement liabilities, decreases and increases in the discount rate and the rate of future compensation increases and differences between actuarial assumptions and actual experience totaling $568 million at December 31, 2015. These amounts are being amortized in accordance with the corridor amortization requirements of U.S. GAAP over periods ranging from 8 years to 10 years. Amortization of these net deferred losses was $46 million in 2015 and $36 million in 2014.

The Company has implemented household caps on the amounts of retiree medical benefits it will provide to certain retirees. The caps do not apply to individuals who retired prior to certain specified dates. Costs in excess of these caps will be paid by plan participants. The Company implemented increased cost sharing in 2004 in the retiree medical coverage provided to certain eligible current and future retirees. Since then, cost sharing has expanded such that nearly all covered retirees pay a charge to be enrolled.

In accordance with U.S. GAAP, the Company recognizes the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of its pension and other postretirement benefit (“OPEB”) plans and the net unrecognized actuarial losses and unrecognized prior service costs in the consolidated balance sheets. The unrecognized actuarial losses and unrecognized prior service costs (components of cumulative other comprehensive loss in the stockholders’ equity section of the balance sheet) will be subsequently recognized as net periodic benefit cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit costs in the same periods will be recognized as a component of other comprehensive income.

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

A decrease in interest rates by ten percent of the actual rates would have adversely affected the fair value of the Company’s fixed-rate, long-term debt by approximately $10 million and $11 million at December 31, 2015 and December 31, 2014, respectively. An increase in interest rates by ten percent of the actual rates for the Company’s floating rate long-term debt obligations would not have been material to the Company’s results of operations and cash flows.

To manage the volatility of currency exchange exposures related to future sales and purchases, the Company first nets the exposures on a consolidated basis to take advantage of natural offsets. Then, for the residual portion, the Company enters into forward exchange contracts and purchases options with maturities of less than 12 months pursuant to the Company’s policies and hedging practices. The changes in fair value of these hedging instruments are offset, in part or in whole, by corresponding changes in the fair value of cash flows of the underlying exposures being hedged. The Company’s unprotected exposures to earnings and cash flow fluctuations due to changes in foreign currency exchange rates were not significant at December 31, 2015 and 2014.

The Company enters into foreign exchange contracts to manage its exposure to foreign currency denominated receivables and payables. The impact from a ten percent change in foreign currency exchange rates on the Company’s foreign currency denominated obligations and related foreign exchange contracts would not have been material to the Company’s results of operations and cash flows.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands except per share amounts)

	Year Ended December 31,
	2015	2014	2013

Net sales	$2,972,901	$3,424,809	$3,439,233
Cost of products sold	2,355,451	2,852,051	2,923,042

Gross profit	617,450	572,758	516,191

Selling, general and administrative expense	262,970	272,300	275,477

Operating profit	354,480	300,458	240,714

Interest expense	(23,820)	(28,138)	(27,906)
Interest income	2,211	1,500	810
Gain on sale of interest in subsidiary	—	77,471	—
Other non-operating income (expense)	1,157	(2,772)	(647)

Income before income taxes	334,028	348,519	212,971

Provision for income taxes	118,224	111,697	79,406

Net income	215,804	236,822	133,565

Net income attributable to noncontrolling shareholders’ interests	3,038	23,244	22,552

Net income attributable to Cooper Tire & Rubber Company	$212,766	$213,578	$111,013

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$3.73	$3.48	$1.75

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$3.69	$3.42	$1.73

See Notes to Consolidated Financial Statements, pages 42 to 77.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands except per share amounts)

	Year Ended December 31,
	2015	2014	2013

Net income	$215,804	$236,822	$133,565
Other comprehensive income (loss)
Cumulative currency translation adjustments	(35,320)	(54,896)	18,730

Financial instruments
Change in the fair value of derivatives and marketable securities	(2,319)	5,321	1,858
Income tax benefit (provision) on derivative instruments	1,011	(2,174)	(670)

Financial instruments, net of tax	(1,308)	3,147	1,188

Postretirement benefit plans
Amortization of actuarial loss	46,736	36,473	52,849
Amortization of prior service credit	(566)	(566)	(566)
Actuarial gain (loss)	23,597	(165,357)	158,589
Income tax (provision) benefit on postretirement benefit plans	(23,410)	50,317	(84,713)
Foreign currency translation effect	6,879	6,005	(1,366)

Postretirement benefit plans, net of tax	53,236	(73,128)	124,793

Other comprehensive income (loss)	16,608	(124,877)	144,711

Comprehensive income	232,412	111,945	278,276
Less comprehensive income (loss) attributable to noncontrolling shareholders’ interests	(1,189)	18,949	25,757

Comprehensive income attributable to Cooper Tire & Rubber Company	$233,601	$92,996	$252,519

See Notes to Consolidated Financial Statements, pages 42 to 77.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$505,157	$551,652
Notes receivable	8,750	4,546
Accounts receivable, less allowances of $7,533 at 2015 and $8,792 at 2014	371,757	368,393
Inventories at lower of cost or market:
Finished goods	297,967	302,032
Work in process	26,666	28,611
Raw materials and supplies	87,928	91,208

	412,561	421,851
Other current assets	36,405	40,114

Total current assets	1,334,630	1,386,556
Property, plant and equipment:
Land and land improvements	49,782	49,760
Buildings	277,034	277,602
Machinery and equipment	1,637,637	1,552,140
Molds, cores and rings	236,370	218,827

	2,200,823	2,098,329
Less: Accumulated depreciation	1,405,625	1,358,126

Property, plant and equipment, net	795,198	740,203
Goodwill	18,851	18,851
Intangibles, net of accumulated amortization of $62,274 at 2015 and $49,010 at 2014	133,490	137,784
Restricted cash	802	653
Deferred income tax assets	136,310	189,179
Other assets	16,895	15,711

Total assets	$2,436,176	$2,488,937

See Notes to Consolidated Financial Statements, pages 42 to 77.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except par value amounts)

(Continued)

	December 31,
	2015	2014
Liabilities and Equity
Current liabilities:
Notes payable	$12,437	$64,551
Accounts payable	215,850	258,373
Accrued liabilities	199,368	184,332
Income taxes payable	4,748	1,994
Current portion of long-term debt	600	2,115

Total current liabilities	433,003	511,365

Long-term debt	296,412	297,937
Postretirement benefits other than pensions	249,650	264,305
Pension benefits	304,621	373,360
Other long-term liabilities	132,594	152,775
Deferred income tax liabilities	2,285	4,934

Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued at 2015 and at 2014	87,850	87,850
Capital in excess of par value	16,306	5,742
Retained earnings	2,095,923	1,867,126
Cumulative other comprehensive loss	(509,767)	(530,602)

	1,690,312	1,430,116
Less: common shares in treasury at cost (32,017,754 at 2015 and 29,698,893 at 2014)	(711,064)	(586,324)

Total parent stockholders’ equity	979,248	843,792
Noncontrolling shareholders’ interests in consolidated subsidiaries	38,363	40,469

Total equity	1,017,611	884,261

Total liabilities and equity	$2,436,176	$2,488,937

See Notes to Consolidated Financial Statements, pages 42 to 77.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollar amounts in thousands except per share amounts)

		Total Equity
	Redeemable Noncontrolling Shareholder’s Interest	Common Stock $1 Par Value	Capital in Excess of Par Value	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Common Shares in Treasury	Total Parent Stockholders’ Equity	Noncontrolling Shareholders’ Interests in Consolidated Subsidiaries	Total

Balance at December 31, 2012	$—	$87,850	$919	$1,657,936	$(551,526)	$(437,555)	$757,624	$150,792	$908,416

Net income	—	—	—	111,013	—	—	111,013	22,552	133,565
Other comprehensive income	—	—	—	—	141,506	—	141,506	3,205	144,711

Comprehensive income	—	—	—	111,013	141,506	—	252,519	25,757	278,276
Dividends payable to noncontrolling shareholder	—	—	—	—	—	—	—	(9,790)	(9,790)
Stock compensation plans, including tax benefit of $494	—	—	3,514	(734)	—	4,547	7,327	—	7,327
Cash dividends - $0.42 per share	—	—	—	(26,604)	—	—	(26,604)	—	(26,604)

Balance at December 31, 2013	—	87,850	4,433	1,741,611	(410,020)	(433,008)	990,866	166,759	1,157,625

Reclassification of redeemable noncontrolling shareholder interest	152,250	—	(3,838)	(24,447)	—	—	(28,285)	(123,965)	(152,250)
Net income	19,266	—	—	213,578	—	—	213,578	3,978	217,556
Other comprehensive loss	(562)	—	—	—	(120,582)	—	(120,582)	(3,733)	(124,315)

Comprehensive income (loss)	18,704	—	—	213,578	(120,582)	—	92,996	245	93,241
Dividends payable to noncontrolling shareholder	(5,243)	—	—	—	—	—	—	(2,570)	(2,570)
Sale of interest in subsidiary	(165,711)	—	—	—	—	—	—	—	—
Accelerated share repurchase program	—	—	(2,010)	(37,990)	—	(160,000)	(200,000)	—	(200,000)
Stock compensation plans, including tax benefit of $1,268	—	—	7,157	(88)	—	6,684	13,753	—	13,753
Cash dividends - $0.42 per share	—	—	—	(25,538)	—	—	(25,538)	—	(25,538)

Balance at December 31, 2014	—	87,850	5,742	1,867,126	(530,602)	(586,324)	843,792	40,469	884,261

Net income	—	—	—	212,766	—	—	212,766	3,038	215,804
Other comprehensive income (loss)	—	—	—	—	20,835	—	20,835	(4,227)	16,608

Comprehensive income (loss)	—	—	—	212,766	20,835	—	233,601	(1,189)	232,412
Dividends payable to noncontrolling shareholder	—	—	—	—	—	—	—	(917)	(917)
Accelerated share repurchase program	—	—	2,010	37,990	—	(40,000)	—	—	—
Share repurchase program	—	—	—	—	—	(108,821)	(108,821)	—	(108,821)
Stock compensation plans, including tax benefit of $4,323	—	—	8,554	1,921	—	24,081	34,556	—	34,556
Cash dividends - $0.42 per share	—	—	—	(23,880)	—	—	(23,880)	—	(23,880)

Balance at December 31, 2015	$—	$87,850	$16,306	$2,095,923	$(509,767)	$(711,064)	$979,248	$38,363	$1,017,611

See Notes to Consolidated Financial Statements, pages 42 to 77.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net income	$215,804	$236,822	$133,565
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	121,408	139,166	134,751
Deferred income taxes	25,034	3,629	34,029
Stock-based compensation	14,919	9,047	6,973
Change in LIFO reserve	(53,108)	(35,205)	(11,411)
Amortization of unrecognized postretirement benefits	46,170	35,907	52,283
Gain on sale of interest in subsidiary, net of tax	—	(55,704)	—
Changes in operating assets and liabilities of continuing operations, net of effect of sale of interest in subsidiary:
Accounts and notes receivable	(15,155)	(64,636)	25,361
Inventories	51,864	(524)	62,620
Other current assets	(931)	(2,162)	(28,851)
Accounts payable	(42,068)	67,734	(81,603)
Accrued liabilities	21,719	25,943	4,639
Other items	(85,342)	(40,933)	(59,981)

Net cash provided by operating activities	300,314	319,084	272,375
Investing activities:
Additions to property, plant and equipment and capitalized software	(182,544)	(145,041)	(180,448)
Proceeds from sale of interest in subsidiary, net of cash sold	—	170,711	—
Proceeds from the sale of assets	1,651	1,248	723

Net cash (used in) provided by investing activities	(180,893)	26,918	(179,725)
Financing activities:
Net (payments on) issuances of short-term debt	(41,303)	55,447	(11,915)
Additions to long-term debt	—	15,634	24,527
Repayments of long-term debt	(3,125)	(35,715)	(24,162)
Payment of financing fees	(2,586)	—	—
Repurchase of common stock	(108,821)	(200,000)	—
Payment of dividends to noncontrolling shareholders	(917)	(7,813)	(9,790)
Payment of dividends	(23,880)	(25,538)	(26,604)
Issuance of common shares and excess tax benefits on options	23,965	3,230	1,438

Net cash used in financing activities	(156,667)	(194,755)	(46,506)
Effects of exchange rate changes on cash of continuing operations	(9,249)	2,674	(230)

Changes in cash and cash equivalents	(46,495)	153,921	45,914
Cash and cash equivalents at beginning of year	551,652	397,731	351,817

Cash and cash equivalents at end of year	$505,157	$551,652	$397,731

See Notes to Consolidated Financial Statements, pages 42 to 77.

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

Cash and cash equivalents – The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

The Company’s objectives related to the investment of cash not required for operations is to preserve capital, meet the Company’s liquidity needs and earn a return consistent with these guidelines and market conditions. Investments deemed eligible for the investment of the Company’s cash include: 1) U.S. Treasury securities and general obligations fully guaranteed with respect to principal and interest by the government; 2) obligations of U.S. government agencies; 3) commercial paper or other corporate notes of prime quality purchased directly from the issuer or through recognized money market dealers; 4) time deposits, certificates of deposit or bankers’ acceptances of banks rated “A-” by Standard & Poor’s or “A3” by Moody’s; 5) collateralized mortgage obligations rated “AAA” by Standard & Poor’s and “Aaa” by Moody’s; 6) tax-exempt and taxable obligations of state and local governments of prime quality; and 7) mutual funds or outside managed portfolios that invest in the above investments. The Company had cash and cash equivalents totaling $505,157 and $551,652 at December 31, 2015 and December 31, 2014, respectively. The majority of the cash and cash equivalents were invested in eligible financial instruments in excess of amounts insured by the Federal Deposit Insurance Corporation and, therefore, subject to credit risk. Management believes that the probability of losses related to credit risk on investments classified as cash and cash equivalents is remote.

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

Long-lived assets – Property, plant and equipment are recorded at cost and depreciated or amortized using the straight-line method over the following expected useful lives:

Buildings and improvements	10 to 40 years
Machinery and equipment	5 to 14 years
Furniture and fixtures	5 to 10 years
Molds, cores and rings	2 to 10 years

The Company capitalizes certain internal and external costs incurred to acquire or develop internal-use software. Capitalized software costs are amortized over the estimated useful life of the software.

Intangibles with definite lives include trademarks, technology and intellectual property which are amortized over their useful lives, which range from three years to 40 years. The Company evaluates the recoverability of long-lived assets based on undiscounted projected cash flows, excluding interest and taxes, when any impairment is indicated. Goodwill and indefinite-lived intangibles are assessed for potential impairment at least annually or when events or circumstances indicate impairment may have occurred.

Earnings per common share – Net income per share is computed on the basis of the weighted average number of common shares outstanding each year. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

(Number of shares and dollar amounts in thousands except per share amounts)
	2015	2014	2013
Numerator
Numerator for basic and diluted earnings per share - income from continuing operations available to common stockholders	$212,766	$213,578	$111,013

Denominator
Denominator for basic earnings per share - weighted average shares outstanding	57,012	61,402	63,327

Effect of dilutive securities - stock options and other stock units	611	999	955

Denominator for diluted earnings per share - adjusted weighted average shares outstanding	57,623	62,401	64,282

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$3.73	$3.48	$1.75

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$3.69	$3.42	$1.73

At December 31, 2015 and 2014, all options to purchase shares of the Company’s common stock were included in the computation of diluted earnings per share as the options’ exercise prices were less than the average market price of the common shares. Options to purchase shares of the Company’s common stock not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares were 342,413 in 2013.

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

Income taxes – Income tax expense is based on reported earnings (loss) before income taxes in accordance with the tax rules and regulations of the specific legal entities within the various specific taxing jurisdictions where the Company’s income is earned. Taxable income may differ from earnings before income taxes for financial accounting purposes. To the extent that differences are due to revenue or expense items reported in one period for tax purposes and in another period for financial accounting purposes, a provision for deferred income taxes is made using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. Deferred income taxes generally are not recorded on the majority of undistributed earnings of international subsidiaries based on the Company’s intention that these earnings will continue to be reinvested. The Company measures for the current tax impact of the earnings of international subsidiaries it intends to distribute in a future period and records the tax impact if the amount is material.

Product liability – The Company accrues costs for product liability at the time a loss is probable and the amount of loss can be estimated. The Company believes the probability of loss can be established and the amount of loss can be estimated only after certain minimum information is available, including verification that Company-produced products were involved in the incident giving rise to the claim, the condition of the product purported to be involved in the claim, the nature of the incident giving rise to the claim and the extent of the purported injury or damages. In cases where such information is known, each product liability claim is evaluated based on its specific facts and circumstances. A judgment is then made to determine the requirement for establishment or revision of an accrual for any potential liability. The liability often cannot be determined with precision until the claim is resolved.

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

Advertising expense – Expenses incurred for advertising include production and media and are generally expensed when incurred. Costs associated with dealer-earned cooperative advertising are recorded as a reduction of revenue component of Net sales at the time of sale. Advertising expense for 2015, 2014 and 2013 was $53,007, $57,439 and $48,976, respectively.

Stock-based compensation – The Company’s incentive compensation plans allow the Company to grant awards to key employees in the form of stock options, stock awards, restricted stock units, stock appreciation rights, performance stock units, dividend equivalents and other awards. Compensation related to these awards is determined based on the fair value on the date of grant and is amortized to expense over the vesting period. If awards can be settled in cash, these awards are recorded as liabilities and marked to market. See Note 14 – Stock-Based Compensation for additional information.

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

Product Warranty
Reserve at December 31, 2012	$30,139
Additions	19,677
Payments	(18,963)

Reserve at December 31, 2013	30,853
Additions	17,413
Payments	(19,112)
Decrease due to sale of interest in subsidiary	(15,149)

Reserve at December 31, 2014	14,005
Additions	9,122
Payments	(10,788)

Reserve at December 31, 2015	$12,339

The CCT portion of the warranty accrual consisted of a reserve of $19,452 and $16,807 at December 31, 2012 and 2013, respectively; additions to the reserve of $4,642 and $6,813 for 2013 and 2014, through the date of sale, respectively, and payments of $7,287 and $8,471 for 2013 and 2014, through the date of sale, respectively.

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

Research and development – Costs are charged to cost of products sold as incurred and amounted to approximately $51,793, $56,848 and $51,127 during 2015, 2014 and 2013, respectively.

Related Party Transactions – The Company’s CCT joint venture paid $15 and $648 of interest to the noncontrolling shareholder in 2014 and 2013, respectively. The CCT joint venture also paid $32,918 and $36,865 to the noncontrolling shareholder primarily for the purchase of utilities during 2014 and 2013, respectively. The Company’s COOCSA joint venture paid $26,598, $27,573 and $26,674 in 2015, 2014 and 2013, respectively, to an employment services company in Mexico owned in part by members of the joint venture workforce. COOCSA also recorded sales of $6,555, $6,159 and $5,954 to the noncontrolling shareholder in 2015, 2014 and 2013, respectively.

Apollo related expenses – The Company incurred approximately $18,049 of expenses in 2013 related to the Apollo merger agreement. These expenses are recorded in selling, general and administrative expenses in the Consolidated Statements of Income.

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

Debt Issuance Costs – In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. Application of the standard, which is required to be applied retrospectively, is required for the annual and interim periods beginning after December 15, 2015 with early application permitted. The early adoption of this standard in the fourth quarter of 2015 resulted in a reclassification of debt issuance costs associated with the Company’s long-term debt from other assets to long-term debt in the consolidated financial statements. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which allows the presentation of debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. This is consistent with the Company’s accounting policy for debt issuance costs associated with the Company’s revolving credit and accounts receivable securitization facilities. See Note 9 – Debt for a summary of the impact of the adoption of the ASU on the periods presented.

Deferred Taxes – In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires all deferred tax assets and deferred tax liabilities to be classified as noncurrent on the Company’s Consolidated Balance Sheets. Application of the standard, which permits either prospective or retrospective application, is required for the annual and interim periods beginning after December 15, 2016 with early application permitted. The Company early adopted the new standard in the fourth quarter of 2015 and applied it retrospectively. See Note 8 – Income Taxes for a summary of the impact of the adoption of the ASU on the periods presented.

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

Consolidation – In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which modifies the existing consolidation model, particularly for those entities with a variable interest in other legal entities. The standard is effective for the annual and interim periods beginning after December 15, 2015 and can be applied using either a retrospective or modified retrospective approach. Early adoption is permitted. The Company has concluded that the adoption of this standard will not have a material impact on its consolidated financial statements. The Company will apply ASU 2015-02 in evaluating any new ownership agreements entered into subsequent to December 31, 2015.

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

Business Combinations – In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments,” which requires acquirers to recognize adjustments to provisional amounts identified during the reporting period in which the adjustment amounts are determined. Acquirers should record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The new standard may have an impact on the Company’s consolidated financial statements in the event of a business combination and will be considered in the evaluation of any new ownership agreements entered into subsequent to December 31, 2015.

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

As contemplated by the CCT Agreement, on August 14, 2014, the Company, Cooper Tire Investment Holding (Barbados) Ltd., a wholly owned subsidiary of the Company, Chengshan and Prairie Investment Limited (“Prairie”), a wholly owned subsidiary of Chengshan, entered into an option agreement (the “Option Agreement”). The Option Agreement further extended the Option Commencement Deadline until August 24, 2014. Furthermore, the Option Agreement, among other matters, set forth the details for exercising the options under the CCT Agreement and effecting the transactions pursuant thereto.

The CCT Agreement and the Option Agreement were separate and in addition to the purchase, sale, transfer, right of first refusal and other protective rights set forth in the then existing joint venture agreement between the Company and Chengshan with respect to CCT, which continued to be in effect and fully operational.

The Company determined the CCT Agreement constituted an accounting extinguishment and new issuance of the Chengshan Group’s equity interest in CCT. In accordance with ASC 810, “Consolidation”, changes in a parent’s interest while the parent retains its controlling financial interest in its subsidiary shall be accounted for as equity transactions. Therefore, gains and losses were not recorded in the Consolidated Statement of Income as a result of the CCT Agreement. The Company was required to measure the noncontrolling shareholder interest at fair value as of January 29, 2014, the transaction date (the “Transaction Date Assessment”).

The measurement of the noncontrolling shareholder interest as of the transaction date related to the CCT Agreement was determined by assessing CCT as an ongoing component of the Company’s operations. The CCT Agreement Transaction Date Assessment was not meant to be representative of the fair market value of CCT as a stand-alone entity as defined by the CCT Agreement. Further, the Transaction Date Assessment also considered specific discounts attributable to a noncontrolling shareholder interest, including discounts for lack of control of the entity and lack of marketability. Any adjustment to the noncontrolling shareholder interest as a result of the Transaction Date Assessment was to be offset by a reduction to Capital in excess of par value, to the extent available, with any remaining amount treated as a reduction in Retained earnings.

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

The Company determined that the recurring fair value measurements related to CCT relied primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlements of liabilities, as observable inputs were not available and, as such, resided within Level 3 of the fair value hierarchy as defined in Note 10 – Fair Value of Financial Instruments. The Company utilized third parties to assist in the determination of the fair value of CCT based upon internal and external inputs considering various relevant market transactions, discounted cash flow valuation methods and probability weighting, among other factors.

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

The following table reflects the results of CCT included in the Company’s Consolidated Statements of Income for the years ended December 31:

	2014	2013
Net Sales
External Customers	$545,850	$639,888
Intercompany	121,142	126,643

	$666,992	$766,531

Operating Profit	$77,529	$74,786

Net income attributable to Cooper Tire & Rubber Company	$38,037	$33,124

Note 3 – Inventories

Inventory costs are determined using the LIFO method for substantially all U.S. inventories. The current cost of the U.S. inventories under the FIFO method was $361,779 and $419,977 at December 31, 2015 and 2014, respectively. These FIFO values have been reduced by approximately $73,123 and $126,231 at December 31, 2015 and 2014, respectively, to arrive at the LIFO value reported on the Consolidated Balance Sheets. The remaining inventories have been valued under the FIFO or average cost methods. All inventories are stated at the lower of cost or market.

Note 4 – Other Current Assets

Other current assets at December 31 were as follows:

	2015	2014
Value added tax recoverable	$17,377	$11,962
Income tax recoverable	1,447	9,613
Other	17,581	18,539

Other current assets	$36,405	$40,114

In accordance with the adoption of ASU 2015-17, deferred income tax assets of $40,996 in 2014 have been reclassified from Other current assets to Deferred income tax assets in the noncurrent section of the Consolidated Balance Sheet.

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

During the fourth quarter of 2014, the Company wrote off the intangible assets of CCT in connection with the sale of its interest in the subsidiary. In 2014, the Company also wrote off approximately $13,636 of fully amortized intangible assets determined to no longer hold value at the time. During the fourth quarter of 2015, the Company completed its annual goodwill and intangible assets impairment tests and no impairment was indicated.

The following table presents intangible assets and accumulated amortization balances as of December 31, 2014 and 2015:

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Definite-lived:
Capitalized software costs	$170,764	$(52,375)	$118,389	$161,589	$(39,831)	$121,758
Land use rights	3,266	(578)	2,688	3,465	(540)	2,925
Trademarks and tradenames	8,800	(6,641)	2,159	8,800	(6,188)	2,612
Other	3,117	(2,680)	437	3,123	(2,451)	672

	185,947	(62,274)	123,673	176,977	(49,010)	127,967
Indefinite-lived:
Trademarks	9,817	—	9,817	9,817	—	9,817

	$195,764	$(62,274)	$133,490	$186,794	$(49,010)	$137,784

Estimated amortization expense over the next five years is as follows: 2016 - $13,882, 2017 - $13,680, 2018 - $13,334, 2019 - $12,926 and 2020 - $12,821.

Note 6 - Other Assets

Other assets at December 31 were as follows:

	2015	2014
Value added tax recoverable	$10,387	$12,509
Other	6,508	3,202

Other assets	$16,895	$15,711

In accordance with the adoption of ASU 2015-03, unamortized debt issuance costs of $994 in 2014 have been reclassified from Other assets to a reduction of the carrying value of the debt liability.

Note 7 - Accrued Liabilities

Accrued liabilities at December 31 were as follows:

	2015	2014
Payroll and employee related	$80,633	$62,669
Product liability	74,018	69,892
Other postretirement benefits	15,929	14,562
Advertising	12,351	11,428
Warranty	6,311	8,331
Other	10,126	17,450

Accrued liabilities	$199,368	$184,332

Note 8 - Income Taxes

Components of income from continuing operations before income taxes and noncontrolling shareholders’ interests were as follows:

	2015	2014	2013
United States	$314,263	$165,888	$107,918
Foreign	19,765	182,631	105,053

Total	$334,028	$348,519	$212,971

The provision (benefit) for income tax for continuing operations consisted of the following:

	2015	2014	2013
Current:
Federal	$67,405	$46,270	$7,879
State and local	12,837	8,678	2,576
Foreign	12,948	53,120	34,922

	93,190	108,068	45,377
Deferred:
Federal	23,466	5,282	26,647
State and local	5,157	82	7,255
Foreign	(3,589)	(1,735)	127

	25,034	3,629	34,029

	$118,224	$111,697	$79,406

A reconciliation of income tax expense (benefit) for continuing operations to the tax based on the U.S. statutory rate is as follows:

	2015	2014	2013
Income tax provision at 35%	$116,910	$121,982	$74,540
Expiration of capital loss carryforward	18,376	—	—
Valuation allowance	(18,200)	1,382	4,001
State and local income tax, net of federal income tax effect	12,321	7,123	4,414
Domestic manufacturing deduction	(6,580)	(3,745)	(1,925)
U.S. tax credits	(3,186)	(1,455)	(2,334)
Tax law or rate change	2,383	—	3,702
Difference in effective tax rates of international operations	(932)	(35,095)	(9,633)
Other - net	(2,868)	(262)	6,641
Tax on gain from sale of CCT	—	21,767	—

Provision for income taxes	$118,224	$111,697	$79,406

Payments for income taxes in 2015, 2014 and 2013, net of refunds, were $76,206, $63,390 and $76,782, respectively.

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31 were as follows:

	2015	2014
Deferred tax assets:
Postretirement and other employee benefits	$197,657	$224,123
Product liability	61,456	68,355
Net operating loss, capital loss, and tax credit carryforwards	11,187	28,812
All other items	45,747	48,087

Total deferred tax assets	316,047	369,377

Deferred tax liabilities:
Property, plant and equipment	(156,520)	(141,374)
All other items	(10,399)	(10,455)

Total deferred tax liabilities	(166,919)	(151,829)

	149,128	217,548
Valuation allowances	(15,103)	(33,303)

Net deferred tax asset	$134,025	$184,245

At December 31, 2015, the Company has apportioned state tax losses of $4,906 and foreign tax losses of $48,905 available for carryforward. The Company has $741 of U.S. federal tax credits and $262 of state tax credits available for carryforward. Valuation allowances have been provided for those items for which, based upon an assessment, it is more likely than not that some portion may not be realized. The U.S. federal and state tax attributes and state loss carryforwards will expire from 2016 through 2026. A portion of the foreign tax losses expired in 2015, with additional losses expected to expire in 2016. The U.S. capital loss carryforward expired in 2015.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires all deferred tax assets and deferred tax liabilities to be classified as noncurrent on the Company’s Consolidated Balance Sheets. The Company adopted the provisions of this update in 2015. Accordingly, deferred income tax assets of $40,996 in 2014 have been reclassified from Other current assets to Deferred income tax assets in the noncurrent section of the Consolidated Balance Sheet.

The Company applies the rules under ASC 740-10 in its Accounting for Uncertainty in Income Taxes for uncertain tax positions using a “more likely than not” recognition threshold. Pursuant to these rules, the Company will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company’s estimate of the largest amount that meets the more likely than not recognition threshold. The Company’s unrecognized tax benefits, exclusive of interest, totaled approximately $5,843 at December 31, 2015, as itemized in the tabular roll forward below. The unrecognized tax benefits at December 31, 2015 relate to uncertain tax positions in tax years 2012 through 2014. Based upon the outcome of tax examinations, judicial proceedings, or expiration of statutes of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities.

Unrecognized Tax Benefits
Balance at December 31, 2012	$5,138
Settlements for tax positions of prior years	(409)
Additions for tax positions of the current year	566
Additions for tax positions of prior years	1,054
Reductions for tax positions of prior years	(471)

Balance at December 31, 2013	5,878
Additions for tax positions of the current year	230
Additions for tax positions of prior years	2,206

Balance at December 31, 2014	8,314
Settlements for tax positions of prior years	(367)
Additions for tax positions of prior years	1,151
Reductions for tax positions of prior years	(942)
Statute Lapses	(2,313)

Balance at December 31, 2015	$5,843

Of this amount, the effective rate would change upon the recognition of approximately $5,843 of these unrecognized tax benefits. The Company accrued, through the tax provision, approximately $63, $261 and $138 of interest expense for 2015, 2014 and 2013, respectively. At December 31, 2015, the Company has $488 of interest accrued as an ASC 740-10 reserve.

The Company generally considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States. In the event that the Company plans to repatriate foreign earnings, the income tax provision would be adjusted in the period it is determined that the earnings will no longer be indefinitely invested outside the United States. During 2016, the Company plans to remit dividends from one of its non-U.S. subsidiaries. As a result of this decision made in 2015, the Company assessed the need for incremental U.S. income and foreign withholding tax on the anticipated amount. This assessment resulted in no additional tax expense being recorded. The remaining portion of the Company’s foreign earnings is considered to be indefinitely reinvested outside the United States. The Company has not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $538,435 of these undistributed earnings. It is not practicable to determine the amount of additional U.S. income taxes that could be payable upon remittance of these earnings since taxes payable would be reduced by foreign tax credits based upon income tax laws and circumstances at the time of distribution, plus the uncertainty in estimating the impacts of future exchange rates.

The Company operates in multiple jurisdictions throughout the world. The Company has effectively settled U.S. federal tax examinations for years before 2012 and state and local examinations for years before 2011, with limited exceptions. Furthermore, the Company’s non-U.S. subsidiaries are no longer subject to income tax examinations in major foreign taxing jurisdictions for years prior to 2008. The income tax returns of various subsidiaries in various jurisdictions are currently under examination and it is possible that these examinations will conclude within the next twelve months. However, it is not possible to estimate net increases or decreases to the Company’s unrecognized tax benefits during the next twelve months.

Note 9 – Debt

On May 27, 2015, the Company entered into a revolving credit facility with a consortium of banks that provides up to $400,000 based on available collateral, including a $110,000 letter of credit subfacility, and expires in May 2020. The Company may elect to increase the commitments under the revolving credit facility or incur one or more tranches of term loans in an aggregate amount of up to $100,000, subject to the satisfaction of certain conditions. The Company may elect to add certain foreign subsidiaries as additional borrowers under the Credit Agreement (the “Foreign Borrowers”), subject to the satisfaction of certain conditions.

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

In connection with entering into the revolving credit facility, the Company terminated its former $200,000 credit facility that had been entered into on November 9, 2007 by the Company and its subsidiary, Max-Trac Tire Co., Inc. with a consortium of four banks. This agreement provided a $200,000 credit facility to the Company and Max-Trac Tire Co., Inc. The agreement was a revolving credit facility and was secured by the Company’s U.S. inventory, certain North American accounts receivable that had not been previously pledged and general intangibles related to the foregoing. Borrowings under the agreement bore a margin based on LIBOR.

On May 27, 2015, the Company amended its accounts receivable securitization facility, reducing the borrowing limit from $175,000 to $150,000 and extending the maturity until May 2018. Pursuant to the terms of the facility, the Company is permitted to sell certain of its domestic trade receivables on a continuous basis to its wholly-owned, bankruptcy-remote subsidiary, Cooper Receivables LLC (“CRLLC”). In turn, CRLLC may sell from time to time an undivided ownership interest in the purchased trade receivables, without recourse, to a PNC Bank administered, asset-backed commercial paper conduit. The accounts receivable securitization facility has no significant financial covenants until available credit is less than specified amounts.

There were no borrowings under the revolving credit facility or the accounts receivable securitization facility at December 31, 2015. There were no borrowings under the former credit facility at December 31, 2014. Borrowing under the accounts receivable securitization facility was $40,000 at December 31, 2014. Amounts used to secure letters of credit totaled $37,400 and $39,200 at December 31, 2015 and 2014, respectively. The Company’s additional borrowing capacity, net of amounts used to back letters of credit and based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at December 31, 2015, was $504,500.

The Company’s consolidated operations in Asia have renewable unsecured credit lines that provide up to $108,800 of borrowings and do not contain financial covenants. The additional borrowing capacity on the Asian credit lines, based on eligible collateral and the short-term notes payable, totaled $98,200 at December 31, 2015.

In 2010, Industrial Revenue Bonds (IRBs) were issued by the City of Texarkana to finance the design, equipping, construction and start-up of the expansion of the Texarkana manufacturing facility in return for real estate and equipment located at the Company’s Texarkana tire manufacturing plant. Because the assets related to the expansion provide security for the bonds issued by the City of Texarkana, the City retains title to the assets which in turn provides a 100 percent property tax exemption to the Company. However, the Company has recorded the property in its Consolidated Balance Sheets, along with a capital lease obligation to repay the proceeds of the IRB because the arrangement is cancelable at any time at the Company’s request. The Company has also purchased the IRBs and therefore is the bondholder as well as the borrower/lessee of the property purchased with the IRB proceeds. The capital lease obligation and IRB asset are recorded net in the Consolidated Balance Sheets. At December 31, 2014 and 2015, the assets and liabilities associated with these City of Texarkana IRBs were $20,000.

The following table summarizes the long-term debt of the Company at December 31, 2015 and 2014. There were no secured notes outstanding as of December 31, 2015. Except for the capitalized leases and other, the long-term debt is due in an aggregate principal payment on the due date:

	2015	2014
Parent company
8% unsecured notes due December 2019	$173,578	$173,578
7.625% unsecured notes due March 2027	116,880	116,880
Capitalized leases and other	7,463	8,062

	297,921	298,520
Subsidiaries
5.46% and 5.63% secured notes due in 2016	—	2,526

	297,921	301,046
Less: unamortized debt issuance costs(1)	909	994

	297,012	300,052
Less: current maturities	600	2,115

	$296,412	$297,937

(1)	Unamortized debt issuance costs associated with long-term debt have been reclassified from a noncurrent asset to a reduction of the carrying value of the debt liability with the adoption of ASU 2015-03.

Over the next five years, the Company has payments related to the above debt of: 2016 - $600, 2017 - $600, 2018 - $600, 2019 - $174,178 and 2020 - $0. In addition, at December 31, 2015, the Company had short-term notes payable of $12,437 due in 2016 consisting of funds borrowed by the Company’s operations in the PRC and Mexico. At December 31, 2014, the Company had short-term notes payable of $64,551 due in 2015 consisting of $40,000 borrowed under the accounts receivable securitization facility and $24,551 borrowed by the Company’s operations in the PRC and Mexico. The weighted average interest rate of the short-term notes payable at December 31, 2015 and 2014 was 2.18 percent and 1.67 percent, respectively.

Interest paid on debt during 2015, 2014 and 2013 was $27,560, $30,346 and $30,694, respectively. The amount of interest capitalized was $4,473, $1,878 and $3,068 during 2015, 2014 and 2013, respectively.

Note 10 - Fair Value Measurements

Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. Exchange rate fluctuations on foreign currency-denominated intercompany loans and obligations are offset by the change in values of the fair value foreign currency hedges. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish kronar, Mexican peso and Chinese yuan generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2015 and 2014 was $68,732 and $170,750, respectively. The counterparties to each of these agreements are major commercial banks. Management believes that the probability of losses related to credit risk on derivative financial instruments is unlikely.

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

Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately $3,400 and $5,719 as of December 31, 2015 and 2014, respectively) are recorded as a separate component of stockholders’ equity in the accompanying consolidated balance sheets and reclassified into earnings as the hedged transaction affects earnings.

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

The derivative instruments are subject to master netting arrangements with the counterparties to the contracts. The following table presents the location and amounts of derivative instrument fair values in the Consolidated Balance Sheets:

	Year Ended December 31,
Assets/(Liabilities)	2015	2014

Designated as hedging instruments:
Gross amounts recognized	$3,559	$6,483
Gross amounts offset	(35)	(504)

Net amounts	3,524	5,979

Not designated as hedging instruments:
Gross amounts recognized	174	—
Gross amounts offset	—	—

Net amounts	174	—

Other current assets	$3,698	$5,979

The following table presents the location and amount of gains and losses on derivative instruments in the Consolidated Statements of Income:

	Year Ended December 31,
Derivatives Designated as Cash Flow Hedges	2015	2014	2013

Amount of Gain Recognized in Other Comprehensive Income on Derivatives (Effective Portion)	$11,127	$9,020	$2,943

Amount of Gain Reclassified from Cumulative Other Comprehensive Loss into Income (Effective Portion)	13,446	3,699	1,085

Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	(136)	(188)	(122)

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives Year Ended December 31,
		2015	2014	2013
Foreign exchange contracts	Other non-operating income) (expense)	$174	$121	$(366)

For effective designated foreign exchange hedges of forecasted sales and purchases, the Company reclassifies the gain (loss) from Other Comprehensive Income into Net Sales and the ineffective portion is recorded directly into Other non-operating income (expense).

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

The valuation of foreign exchange forward contracts was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2015 and December 31, 2014, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were to be classified in Level 2 of the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2015:

	December 31, 2015
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)

Foreign Exchange Contracts	$3,698	$—	$3,698	$—

Stock-based Liabilities	$(18,057)	$(18,057)	$—	$—

	December 31, 2014
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)

Foreign Exchange Contracts	$5,979	$—	$5,979	$—

Stock-based Liabilities	$(19,079)	$(19,079)	$—	$—

The following table presents the movement in the Level 3 fair value measurements for the year ended December 31, 2014. There were no assets or liabilities classified as Level 3 in 2015.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Redeemable noncontrolling shareholder interest
Balance at December 31, 2013	$—
Transfer into Level 3 - Redeemable noncontrolling shareholder interest	(152,250)
Adjustment for CCT valuation amount	(956)
Sale of interest in subsidiary	153,206

Balance at December 31, 2014	$—

The following table presents the carrying amounts and fair values of the Company’s financial instruments. The fair value of the Company’s debt was based upon prices of similar instruments in the marketplace.

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Instruments Level (1)	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Instruments Level (1)
Cash and cash equivalents	$505,157	$505,157	$551,652	$551,652
Notes receivable	8,750	8,750	4,546	4,546
Restricted cash	802	802	653	653
Notes payable	(12,437)	(12,437)	(64,551)	(64,551)
Current portion of long-term debt	(600)	(600)	(2,115)	(2,115)
Long-term debt	(296,412)	(323,522)	(297,937)	(325,431)

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

For defined benefit plans, benefits are generally based on compensation and length of service for salaried employees and length of service for hourly employees. In the U.S., the Company froze the pension benefits in its Spectrum (salaried employees) Plan in 2009. In 2012, the Company closed the U.S. pension plans for the bargaining units to new participants. Certain grandfathered participants in the bargaining unit plans continue to accrue pension benefits. Employees of certain of the Company’s foreign operations in the U.K. and Germany are covered by either contributory or non-contributory trusteed pension plans. In 2012, the Company froze the benefits in the U.K. pension plan.

Participation in the Company’s defined contribution plans is voluntary. The Company matches certain plan participants’ contributions up to various limits. Participants’ contributions are limited based on their compensation and, for certain supplemental contributions which are not eligible for company matching, based on their age. Expense for those plans was $14,236, $12,510 and $12,522 for 2015, 2014 and 2013, respectively.

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

The Company has implemented household caps on the amounts of retiree medical benefits it will provide to certain retirees. The caps do not apply to individuals who retired prior to certain specified dates. Costs in excess of these caps will be paid by plan participants. The Company implemented increased cost sharing in 2004 in the retiree medical coverage provided to certain eligible current and future retirees. Since then, cost sharing has expanded such that nearly all covered retirees pay a charge to be enrolled.

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

The following table reflects changes in the projected obligations and fair market values of assets in all defined benefit pension and other postretirement benefit plans of the Company:

	2015 Pension Benefits			2014 Pension Benefits			Other Postretirement Benefits
	Domestic	International	Total	Domestic	International	Total	2015	2014
Change in benefit obligation:
Projected Benefit Obligation at January 1	$1,105,100	$457,233	$1,562,333	$973,276	$431,146	$1,404,422	$278,867	$252,866
Service cost - employer	11,037	9	11,046	9,760	8	9,768	2,513	2,404
Interest cost	40,202	15,853	56,055	42,842	19,620	62,462	10,320	11,305
Actuarial (gain)/loss	(52,663)	(27,763)	(80,426)	137,217	47,015	184,232	(13,726)	24,294
Benefits paid	(58,209)	(14,321)	(72,530)	(57,995)	(14,631)	(72,626)	(12,395)	(12,002)
Foreign currency translation effect	—	(25,127)	(25,127)	—	(25,925)	(25,925)	—	—

Projected Benefit Obligation at December 31	$1,045,467	$405,884	$1,451,351	$1,105,100	$457,233	$1,562,333	$265,579	$278,867

Change in plans’ assets:
Fair value of plans’ assets at January 1	$857,825	$330,848	$1,188,673	$823,790	$288,524	$1,112,314	$—	$—
Actual return on plans’ assets	1,095	(746)	349	56,284	65,128	121,412	—	—
Employer contribution	35,803	12,027	47,830	35,746	12,454	48,200	—	—
Benefits paid	(58,209)	(14,321)	(72,530)	(57,995)	(14,631)	(72,626)	—	—
Foreign currency translation effect	—	(17,892)	(17,892)	—	(20,627)	(20,627)	—	—

Fair value of plans’ assets at December 31	$836,514	$309,916	$1,146,430	$857,825	$330,848	$1,188,673	$—	$—

Funded status	$(208,953)	$(95,968)	$(304,921)	$(247,275)	$(126,385)	$(373,660)	$(265,579)	$(278,867)

Amounts recognized in the balance sheets:
Accrued liabilities	$(300)	$—	$(300)	$(300)	$—	$(300)	$(15,929)	$(14,562)
Postretirement benefits other than pensions	—	—	—	—	—	—	(249,650)	(264,305)
Pension benefits	(208,653)	(95,968)	$(304,621)	(246,975)	(126,385)	$(373,360)	—	—

Included in cumulative other comprehensive loss at December 31, 2015 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of ($1,905) (($1,565) net of tax) and unrecognized actuarial losses of $569,639 ($492,752 net of tax).

Included in cumulative other comprehensive loss at December 31, 2014 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of ($2,736) (($2,078) net of tax) and unrecognized actuarial losses of $647,115 ($546,502 net of tax).

The prior service credit and actuarial loss included in cumulative other comprehensive loss that are expected to be recognized in net periodic benefit cost during the fiscal year-ended December 31, 2016 are ($566) and $43,882, respectively.

The accumulated benefit obligation for all defined benefit pension plans was $1,448,277 and $1,558,908 at December 31, 2015 and 2014, respectively.

Weighted average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
All plans
Discount rate	4.10%	3.70%	4.20%	3.80%

Domestic plans
Discount rate	4.20%	3.75%	4.20%	3.80%

Foreign plans
Discount rate	3.84%	3.59%	—	—

At December 31, 2015, the weighted average assumed annual rate of increase in the cost of medical benefits was 7.00 percent for 2016 trending linearly to 4.50 percent per annum in 2023.

	Pension Benefits - Domestic			Pension Benefits - International
	2015	2014	2013	2015	2014	2013
Components of net periodic benefit cost:
Service cost	$11,037	$9,760	$11,879	$9	$8	$8
Interest cost	40,202	42,842	38,751	15,853	19,620	15,661
Expected return on plan assets	(55,299)	(52,543)	(47,555)	(12,421)	(19,977)	(14,981)
Amortization of actuarial loss	39,514	28,021	44,370	7,222	8,452	6,564

Net periodic benefit cost	$35,454	$28,080	$47,445	$10,663	$8,103	$7,252

	Other Post Retirement Benefits
	2015	2014	2013
Components of net periodic benefit cost:
Service cost	$2,513	$2,404	$3,813
Interest cost	10,320	11,305	10,791
Amortization of prior service cost	(566)	(566)	(566)
Amortization of actuarial loss	—	—	1,915

Net periodic benefit cost	$12,267	$13,143	$15,953

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
All plans
Discount rate	3.70%	4.53%	3.92%	3.80%	4.60%	3.60%
Expected return on plan assets	6.12%	6.91%	6.75%	—	—	—
Rate of compensation increase	0.00%	0.00%	0.00%	—	—	—

Domestic plans
Discount rate	3.75%	4.55%	3.75%	3.80%	4.60%	3.60%
Expected return on plan assets	7.00%	7.00%	7.00%	—	—	—

Foreign plans
Discount rate	3.59%	4.49%	4.39%	—	—	—
Expected return on plan assets	3.84%	6.66%	6.01%	—	—	—
Rate of compensation increase	0.00%	0.00%	0.00%	—	—	—

The following table lists the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets at December 31, 2015 and 2014:

	2015		2014
	Projected benefit obligation exceeds plan assets	Accumulated benefit obligation exceeds plan assets	Projected benefit obligation exceeds plan assets	Accumulated benefit obligation exceeds plan assets
Projected benefit obligation	$1,451,351	$1,451,351	$1,562,333	$1,562,333
Accumulated benefit obligation	1,448,277	1,448,277	1,558,908	1,558,908
Fair value of plan assets	1,146,430	1,146,430	1,188,673	1,188,673

Assumed health care cost trend rates for other postretirement benefits have a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Percentage Point
	Increase	Decrease
Increase (decrease) in total service and interest cost components	$67	$(60)

Increase (decrease) in the postretirement benefit obligation	1,602	(1,426)

The table below presents the Company’s weighted average asset allocations for its domestic and U.K. pension plans’ assets at December 31, 2015 and December 31, 2014 by asset category.

	U.S. Plans		U.K. Plan
Asset Category	2015	2014	2015	2014
Equity securities	59%	53%	21%	20%
Debt securities	41	47	70	72
Other investments	0	0	9	8
Cash	0	0	0	0

Total	100%	100%	100%	100%

The Company’s asset allocation strategy is based on a combination of factors, including the profile of the pension liability, the timing of future cash requirements, and the level of invested assets available to meet plan obligations. The goal is to manage the assets in such a way that the cost and risk are managed through portfolio diversification which is designed to maximize returns consistent with levels of liquidity and investment risk that are prudent and reasonable. Rebalancing of asset portfolios occurs periodically if the mix differs from the target allocation. Equity security investments are structured to achieve a balance between growth and value stocks. The assets of the Company’s pension plan in Germany consist of investments in German insurance contracts.

The fair market value of U.S. plan assets was $836,514 and $857,825 at December 31, 2015 and 2014, respectively. The fair market value of the U.K. plan assets was $308,132 and $328,802 at December 31, 2015 and 2014, respectively. The fair market value of the German pension plan assets was $1,784 and $2,046 at December 31, 2015 and 2014, respectively.

The table below classifies the assets of the U.S. and U.K. plans using the Fair Value Hierarchy described in Note 10 – Fair Value of Financial Instruments. Certain amounts for 2014 have been reclassified to conform to the current year presentation including reclassifying $12,775 from Level 2 Other investments to Level 3 Other investments in the United Kingdom plan.

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
December 31, 2015
United States plans
Cash & Cash Equivalents	$724	$724	$—	$—
Equity securities	495,933	149,894	346,039	—
Fixed income securities	339,857	133,420	206,437	—

	$836,514	$284,038	$552,476	$—

United Kingdom plan
Cash & Cash Equivalents	$917	$917	$—	$—
Equity securities	65,391	65,391	—	—
Fixed income securities	214,762	214,762	—	—
Other investments	27,062	—	—	27,062

	$308,132	$281,070	$—	$27,062

December 31, 2014
United States plans
Cash & Cash Equivalents	$770	$770	$—	$—
Equity securities	451,893	153,129	298,764	—
Fixed income securities	405,162	137,693	267,469	—

	$857,825	$291,592	$566,233	$—

United Kingdom plan
Cash & Cash Equivalents	$935	$935	$—	$—
Equity securities	67,280	67,280	—	—
Fixed income securities	234,775	234,775	—	—
Other investments	25,812	—	—	25,812

	$328,802	$302,990	$—	$25,812

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

The Level 3 assets in the U.K. plan are investments in a European infrastructure fund and property fund. The fair market value is determined by the fund manager using a discounted cash flow methodology. The future cash flows expected to be generated by the assets of the funds and made available to investors are estimated and then discounted back to the valuation date. The discount rate is derived by adding a risk premium to the risk-free interest rate applicable to the country in which the assets are located.

The following table details the activity in this investment for the years ended December 31, 2014 and 2015:

Infrastructure and Property Funds
Balance at December 31, 2013	$13,915
Transfer into level 3 - property fund	12,719
Disbursements	—
Change in fair value	—
Foreign currency translation effect	(822)

Balance at December 31, 2014	25,812
Transfer into level 3	—
Disbursements	—
Change in fair value	2,798
Foreign currency translation effect	(1,548)

Balance at December 31, 2015	$27,062

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

During 2015, the Company contributed $47,830 to its domestic and foreign pension plans, and during 2016, the Company expects to contribute between $42,000 and $52,000 to its domestic and foreign pension plans.

The Company estimates its benefit payments for its domestic and foreign pension plans and other postretirement benefit plans during the next ten years to be as follows:

	Pension Benefits	Other Postretirement Benefits

2016	$82,900	$15,929
2017	78,612	16,233
2018	80,936	16,492
2019	81,072	16,773
2020	82,220	17,198

Note 12 - Other Long-Term Liabilities

Other long-term liabilities at December 31 were as follows:

	2015	2014
Product liability	$89,872	$108,999
Stock-based liabilities	18,057	19,079
Other	24,665	24,697

Other long-term liabilities	$132,594	$152,775

Note 13 - Common Stock

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

On February 20, 2015, the Board of Directors authorized a new program to repurchase up to $200,000, excluding commissions, of the Company’s common stock through December 31, 2016 (the “Repurchase Program”). The Repurchase Program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time without notice. Under the Repurchase Program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

During 2015, subsequent to the Board of Directors’ February 20, 2015 authorization, the Company repurchased 2,751,454 shares of the Company’s common stock under the Repurchase Program for $108,821, including applicable commissions, which represents an average price of $39.55 per share. As of December 31, 2015, approximately $91,261 remained of the $200,000 Repurchase Program. All repurchases under the Repurchase Program were made using cash resources.

Since the share repurchases began in August 2014 through December 31, 2015, the Company to date has repurchased 9,103,302 shares of the Company’s common stock at an average cost of $33.92 per share.

Reserved Shares

There were 9,445,948 common shares reserved for grants under compensation plans at December 31, 2015. The Company eliminated the option for plan participants in the Company’s Spectrum Investment Savings Plan and Pre-Tax Savings plans to invest in the Company’s common stock in March 2014.

Note 14 - Stock-Based Compensation

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

The following table discloses the amount of stock-based compensation expense:

	Stock-Based Compensation
	2015	2014	2013
Stock options	$3,986	$4,218	$3,934
Restricted stock units	4,879	2,206	1,092
Performance stock units	6,054	2,623	1,947

Total stock-based compensation	$14,919	$9,047	$6,973

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

In March 2010, executives participating in the 2010 – 2012 Long-Term Incentive Plan were granted 303,120 stock options which vested one third each year through March 2013. During February 2011, executives participating in the 2011 – 2013 Long-Term Incentive Plan were granted 311,670 stock options, which vested one-third each year through February 2014. In February 2012, executives participating in the 2012 – 2014 Long-Term Incentive Plan were granted 589,934 stock options which vested one-third each year through February 2015. In February 2013, executives participating in the 2013-2015 Long-Term Incentive Plan were granted 330,639 stock options, which will vest one-third each year through February 2016. In February 2014, executives participating in the 2014-2016 Long-Term Incentive Plan were granted 380,064 stock options, which will vest one-third each year through February 2017. No stock options were granted in 2015. These options do not contain any performance-based criteria. The Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2014	2013
Risk-free interest rate	2.0%	1.2%
Dividend yield	1.8%	1.7%
Expected volatility of the Company’s common stock	0.640	0.646
Expected life in years	6.0	6.0

The weighted average fair value of options granted in 2014 and 2013 was $12.26 and $12.97, respectively. Compensation expense for these options is recorded over the vesting period.

Summarized information for the plans follows:

	Number of Shares	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2014	1,765,922	$20.20
Granted	—	—
Exercised	(1,025,699)	19.11
Expired	(18,459)	19.55
Canceled	(53,632)	22.53

Outstanding at December 31, 2015	668,132	21.71	$10,784

Exercisable at December 31, 2015	339,773	19.11	6,367

	Year ended December 31,
	2015	2014	2013
Weighted average grant-date fair value of options granted (per share)	$—	$12.26	$12.97
Aggregate intrinsic value of options exercised (thousands)	$20,100	$2,711	$877
Weighted average grant-date fair value of shares vested (thousands)	$4,602	$3,905	$3,407

The weighted average remaining contractual life of options outstanding at December 31, 2015 is 6.7 years. Approximately 202,787 stock options will become exercisable over the next twelve months.

Segregated disclosure of options outstanding at December 31, 2015 was as follows:

	Range of Exercise Prices
	Less than or equal to $15.63	Greater than $15.63
Options outstanding	131,623	536,509
Weighted average exercise price	$12.67	$23.93
Remaining contractual life	4.9	7.2
Options exercisable	131,623	208,150
Weighted average exercise price	$12.67	$23.18

At December 31, 2015, the Company had $548 of unvested compensation cost related to stock options, and this cost will be recognized as expense over a weighted average period of 13 months.

Restricted Stock Units

Under the 1998, 2001, 2006, 2010 and 2014 Incentive Compensation Plans, restricted stock units may be granted to officers and certain other employees. Compensation related to the restricted stock units is determined based on the fair value of the Company’s stock on the date of grant. The restricted stock units granted in 2012, 2013, 2014 and 2015 have vesting periods ranging from two to four years. In February 2015, employees participating in the 2015-2017 Long-Term Incentive Plan were granted 105,102 restricted stock units which vest one-third each year through February 2018. The Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire, but not less than six months. The following table provides details of the nonvested restricted stock units for 2015:

	Number of Restricted Units	Weighted Average Grant-Date Fair Value (per share)
Nonvested at December 31, 2014	197,838	$26.48
Granted	111,652	36.35
Vested	(94,840)	27.72
Canceled	(19,988)	31.52
Accrued dividend equivalents	2,726	32.59

Nonvested at December 31, 2015	197,388	$33.50

	Year ended December 31,
	2015	2014	2013
Weighted average grant-date fair value of restricted shares granted (per share)	$36.35	$27.53	$25.72
Weighted average grant-date fair value of shares vested (thousands)	$2,629	$1,185	$1,122

The number of vested restricted stock units at December 31, 2015 and 2014 was 93,017 and 111,790, respectively. At December 31, 2015, the Company has $2,551 of unvested compensation cost related to restricted stock units and this cost will be recognized as expense over a weighted average period of 22 months.

Performance Stock Units

Compensation related to the performance stock units is determined based on the fair value of the Company’s stock on the date of grant combined with performance metrics. During 2012, executives participating in the Company’s Long-Term Incentive Plan earned 309,890 performance stock units based on the Company’s financial performance in 2012. Of these units, 91,190 vested in 2012, 86,170 vested in 2013 and 131,488 vested in 2014. During 2013, executives participating in the Company’s Long-Term Incentive Plan earned 33,405 performance stock units based on the Company’s financial performance in 2013. Of these units, 9,821 vested in 2013, 13,373 vested in 2014 and 8,701 vested in 2015. During 2014, executives participating in the Company’s Long-Term Incentive Plan earned 123,788 performance stock units based on the Company’s financial performance in 2014. Of these units, 49,248 vested in 2014, 32,074 vested in 2015 and 38,356 will vest in 2016. During 2015, executives participating in the Company’s Long-Term Incentive Plan earned 231,543 performance stock units based on the Company’s financial performance in 2015. Of these units, 69,912 vested in 2015, and 84,007 and 68,682 will vest in 2016 and 2017, respectively. The Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire.

The following table provides details of the nonvested performance stock units earned under the Company’s Long-Term Incentive Plan:

	Number of Restricted Units	Weighted Average Grant- Date Fair Value (per share)
Nonvested at December 31, 2014	83,515	$24.11
Earned	231,543	36.62
Vested	(111,448)	32.12
Canceled	(13,144)	31.22
Accrued dividend equivalents	1,070	24.18

Nonvested at December 31, 2015	191,536	$34.18

The weighted average fair value of performance stock units granted in 2015, 2014 and 2013 was $36.62, $23.96 and $25.43, respectively.

At December 31, 2015, the Company had $3,093 of unvested compensation cost related to performance stock units and this cost will be recognized as expense over a weighted average period of 18 months.

The Company’s nonvested restricted stock units and performance stock units are not participating securities. These units will be converted into shares of Company common stock in accordance with the distribution date indicated in the agreements. Restricted stock units earn dividend equivalents from the time of the award until distribution is made in common shares. Performance stock units earn dividend equivalents from the time the units have been earned based upon Company performance metrics until distribution is made in common shares. Dividend equivalents are only earned subject to vesting of the underlying restricted stock units or performance stock units. Accordingly, such units do not represent participating securities.

At December 31, 2015, the company had 1,825,402 shares available for future issuance under equity compensation plans.

The Company recognized $4,323, $1,268 and $494 of excess tax benefits on stock based compensation transactions as a financing cash inflow for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 15 - Cumulative Other Comprehensive Loss

The balances of each component of cumulative other comprehensive loss in the accompanying Consolidated Statements of Equity were as follows:

	Year Ended December 31, 2015
	Cumulative Currency Translation Adjustment	Changes in the Fair Value of Derivatives		Unrecognized Postretirement Benefit Plans		Total

December 31, 2014	$9,059	$4,762		$(544,423)		$(530,602)
Other comprehensive income (loss) before reclassifications	(31,093)	6,971	(a)	23,263	(c)	(18,482)
Amount reclassified from accumulated other comprehensive loss	—	(8,279	)(b)	29,973	(d)	39,317

Net current-period other comprehensive income (loss)	(31,093)	(1,308)		53,236		20,835

December 31, 2015	$(22,034)	$3,454		$(491,187)		$(509,767)

(a)	This amount represents $11,127 of unrealized gains on cash flow hedges, net of tax of $4,156, that were recognized in Other Comprehensive Loss (see Footnote 10 for additional details).
(b)	This amount represents $13,446 of gains on cash flow hedges, net of tax of $5,167, that were reclassified out of Cumulative Other Comprehensive Loss and are included in Other income on the Condensed Consolidated Statements of Income (see Footnote 10 for additional details).
(c)	This amount represents $30,476 of other comprehensive gain, net of tax of $7,213 that was recognized in Other Comprehensive Loss.
(d)	This amount represents amortization of prior service credit of $566 and amortization of actuarial losses of ($46,736), net of tax of $16,197, that were reclassified out of Cumulative Other Comprehensive Loss and are included in the computation of net periodic benefit cost (see Footnote 11 for additional details).

	Year Ended December 31, 2014
	Cumulative Currency Translation Adjustment	Changes in the Fair Value of Derivatives		Unrecognized Postretirement Benefit Plans		Total

December 31, 2013	$59,660	$1,615		$(471,295)		$(410,020)
Other comprehensive income (loss) before reclassifications	(50,601)	5,626	(a)	(96,737	)(c)	(141,712)
Amount reclassified from accumulated other comprehensive loss	—	(2,479	)(b)	23,609	(d)	21,130

Net current-period other comprehensive income (loss)	(50,601)	3,147		(73,128)		(120,582)

December 31, 2014	$9,059	$4,762		$(544,423)		$(530,602)

(a)	This amount represents $9,020 of unrealized gains on cash flow hedges, net of tax of $3,394, that were recognized in Other Comprehensive Loss (see Footnote 10 for additional details).
(b)	This amount represents $3,699 of gains on cash flow hedges, net of tax of $1,220, that were reclassified out of Cumulative Other Comprehensive Loss and are included in Other income on the Condensed Consolidated Statements of Income (see Footnote 10 for additional details).
(c)	This amount represents $157,087 of other comprehensive loss, net of tax of $60,350 that was recognized in Other Comprehensive Loss.
(d)	This amount represents amortization of prior service credit of $566 and amortization of actuarial losses of ($36,473), net of tax of $12,298, that were reclassified out of Cumulative Other Comprehensive Loss and are included in the computation of net periodic benefit cost (see Footnote 11 for additional details).

Note 16 - Comprehensive Income Attributable to Noncontrolling Shareholders’ Interests

	2015	2014	2013
Net income attributable to noncontrolling shareholders’ interests	$3,038	$23,244	$22,552
Other comprehensive income (loss):
Currency translation adjustments	(4,227)	(4,295)	3,205

Comprehensive income attributable to noncontrolling shareholders’ interests	$(1,189)	$18,949	$25,757

Note 17 - Lease Commitments

The Company rents certain distribution and other facilities and equipment under long-term leases expiring at various dates. The total rental expense for the Company, including these long-term leases and all other rentals, was $39,290, $40,934 and $33,199 for 2015, 2014 and 2013, respectively.

Future minimum payments for all non-cancelable operating leases through the end of their terms, which in aggregate total $83,203, are listed below. Certain of these leases contain provisions for optional renewal at the end of the lease terms.

2016	$23,056
2017	17,474
2018	12,707
2019	11,924
2020	10,651
Thereafter	7,391

Note 18 - Contingent Liabilities

Litigation

Product Liability Litigation

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

The fact that the Company is a defendant in product liability lawsuits is not surprising given the current litigation climate, which is largely confined to the United States. However, the fact that the Company is subject to claims does not indicate that there is a quality issue with the Company’s tires. The Company sells approximately 30 to 35 million passenger car, light truck, SUV, radial medium truck and motorcycle tires per year in North America. The Company estimates that approximately 300 million Company-produced tires – made up of thousands of different specifications – are still on the road in North America. While tire disablements do occur, it is the Company’s and the tire industry’s experience that the vast majority of tire failures relate to service-related conditions, which are entirely out of the Company’s control – such as failure to maintain proper tire pressure, improper maintenance, road hazard and excessive speed.

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

During 2015, the Company increased its product liability reserve by $56,037. The addition of another year of self-insured incidents accounted for $48,791 million of this increase. Settlements and changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $7,246.

During 2014, the Company increased its product liability reserve by $47,609. The addition of another year of self-insured incidents accounted for $49,324 of this increase. Settlements and changes in the amount of reserves for cases where sufficient information is known to estimate a liability decreased by $1,715.

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

During 2015, the Company paid $71,164 to resolve cases and claims. The Company’s product liability reserve balance at December 31, 2015 totaled $163,890 million (current portion of $74,018).

During 2014, the Company paid $58,231 to resolve cases and claims. The Company’s product liability reserve balance at December 31, 2014 totaled $178,891 (current portion of $69,892).

Product liability expenses totaled $78,800, $76,612 and $89,044 in 2015, 2014 and 2013, respectively.

Product liability expenses are included in cost of goods sold in the Consolidated Statements of Income.

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

On October 4, 2013, the Company filed a complaint in the Court of Chancery of the State of Delaware, captioned Cooper Tire Co. v. Apollo (Mauritius) Holdings Pvt. Ltd., et al., No. 8980-VCG, asking that the Apollo entities be required to use their reasonable efforts to close the then pending merger transaction as expeditiously as possible and also seeking, among other things, declaratory relief and damages. On October 14, 2013, the Apollo entities filed counterclaims against the Company seeking declaratory and injunctive relief.

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

At December 31, 2015, approximately 39% of the Company’s workforce was represented by collective bargaining units.

Note 19 - Business Segments

In the first quarter of 2015, the Company announced the creation of a Chief Operating Officer position with responsibility for Cooper’s worldwide operations throughout North America, Latin America, Europe and Asia. The Company made this organizational change to provide a more cohesive global approach to the Company’s business and to better leverage the Company’s brands, products and manufacturing footprint around the world. As a result of these organizational changes, the Company evaluated its segment reporting under ASC 280, “Segments.”

Based on this evaluation, it was determined that the Company has four segments:

•	North America, composed of the Company’s operations in the United States and Canada;

•	Latin America, composed of the Company’s operations in Mexico, Central America and South America;

•	Europe; and

•	Asia.

North America and Latin America meet the criteria for aggregation in accordance with ASC 280, as they are similar in their production and distribution processes and exhibit similar economic characteristics. The aggregated North America and Latin America segments are presented as “Americas Tire Operations” in the segment disclosure. The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a joint venture manufacturing operation in Mexico, COOCSA, which supplies passenger car tires to the U.S., Mexican, Central American and South American markets. The segment also distributes tires for racing, medium truck and motorcycles. The racing and motorcycle tires are manufactured in the Company’s European Operations segment and by others. The medium truck tires are sourced through an off-take agreement subsequent to the Company’s sale of its ownership interest in its former CCT joint venture, which is now known as Prinx Chengshan (Shandong) Tire Company Ltd. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to original equipment manufacturers.

Both the Asia and Europe segments have been determined to be individually immaterial, as they do not meet the quantitative requirements for segment disclosure under ASC 280. In accordance with ASC 280, information about operating segments that are not reportable shall be combined and disclosed in an all other category separate from other reconciling items. As a result, these two segments have been combined in the segment operating results discussion. The results of the combined Asia and Europe segments are presented as “International Tire Operations”. The European operations have operations in the U.K. and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures light vehicle tires primarily for the European markets and for export to the U.S. The Asian operations are located in the PRC. In the PRC, Cooper Kunshan Tire manufactures light vehicle tires and, under an agreement with the government of the PRC, these tires were exported to markets outside of the PRC through 2012. Beginning in 2013, tires produced at the facility have also been sold in the Chinese domestic market. The segment also had a joint venture in the PRC, CCT, which manufactured and marketed radial and bias medium truck tires, as well as passenger and light truck tires for domestic and global markets. The Company sold its ownership interest in this joint venture in November 2014, and the Company now procures these tires under off-take agreements through mid-2018 from this entity, now known as Prinx Chengshan (Shandong) Tire Company Ltd. The majority of the tires manufactured by the segments are sold in the replacement market, with a portion also sold to original equipment manufacturers.

The presentation of the aggregated Americas Tire Operations segment under the Company’s new organizational structure is consistent with the segment reported as Americas Tire Operations in prior years. Similarly, the International Tire Operations disclosure is consistent with the Company’s previously reported International Tire Operations segment. As a result, the Company has not restated its prior year reportable segments as the composition of reportable segments did not change.

The following customer of the Americas Tire Operations segment contributed ten percent or more of the Company’s total consolidated net sales in 2015, 2014 and 2013. Prior year amounts have been updated to include subsidiaries which the customer has acquired. Net sales and percentage of consolidated Company sales for this customer in 2015, 2014 and 2013 were as follows:

	2015		2014		2013
Customer	Net Sales	Consolidated Net Sales	Net Sales	Consolidated Net Sales	Net Sales	Consolidated Net Sales
TBC/Treadways	$485,257	16%	$440,820	13%	$432,011	13%

The accounting policies of the reportable segments are consistent with those described in the Significant Accounting Policies note to the consolidated financial statements. Corporate administrative expenses are allocated to segments based principally on assets, employees and sales. The following table details segment financial information:

	2015	2014	2013
Net sales:
Americas Tire
External customers	$2,627,619	$2,524,554	$2,429,808
Intercompany	57,135	60,930	56,778

	2,684,754	2,585,484	2,486,586

International Tire
External customers	345,282	900,255	1,009,425
Intercompany	106,597	240,571	232,104

	451,879	1,140,826	1,241,529

Eliminations	(163,732)	(301,501)	(288,882)

Consolidated net sales	2,972,901	3,424,809	3,439,233

Operating profit (loss):
Americas Tire	422,929	274,837	204,239
International Tire	(19,133)	74,566	83,990
Unallocated corporate charges	(52,342)	(48,930)	(52,578)
Eliminations	3,026	(15)	5,063

Consolidated operating profit	354,480	300,458	240,714
Interest expense	(23,820)	(28,138)	(27,906)
Interest income	2,211	1,500	810
Gain on sale of interest in subsidiary	—	77,471	—
Other non-operating income (expense)	1,157	(2,772)	(647)

Income before income taxes	334,028	348,519	212,971

Depreciation and amortization expense
Americas Tire	92,377	82,457	75,132
International Tire	28,577	54,400	54,825
Corporate	454	2,309	4,794

Consolidated depreciation and amortization expense	121,408	139,166	134,751

Segment assets
Americas Tire	1,386,361	1,284,302	1,171,478
International Tire	414,051	423,059	958,914
Corporate and other	635,764	781,576	606,678

Consolidated assets	2,436,176	2,488,937	2,737,070

Expenditures for long-lived assets
Americas Tire	145,813	95,539	87,655
International Tire	33,839	44,741	61,973
Corporate	2,892	4,761	30,820

Consolidated expenditures for long-lived assets	182,544	145,041	180,448

Geographic information for revenues, based on country of origin, and long-lived assets follows:

	2015	2014	2013
Net sales
United States	$2,518,089	$2,423,471	$2,332,526
PRC	126,674	635,632	745,444
Rest of world	328,138	365,706	361,263

Consolidated net sales	2,972,901	3,424,809	3,439,233

Long-lived assets
United States	537,173	474,357	453,693
PRC	105,237	113,335	353,551
Rest of world	152,788	152,511	167,025

Consolidated long-lived assets	795,198	740,203	974,269

Note 20 - Subsequent Events

Joint Venture Agreement

On January 4, 2016, the Company announced that it had entered into an agreement to purchase a majority of China-based Qingdao Ge Rui Da Rubber Co., Ltd. (“GRT”). Cooper will own 65 percent of the entity for 600,000 RMB, or approximately $92,000 as of the date the agreement was signed, including the acquisition and initial investments in the operation. The transaction is expected to close during the first half of 2016 pending certain permits and approvals by the Chinese government.

After the acquisition, GRT is expected to serve as a global source of truck and bus radial tire production for Cooper. Passenger car radial tires may also be manufactured at the facility in the future.

Amended Share Repurchase Program

On February 19, 2016, the Board of Directors authorized the Amended Repurchase Program. The Amended Repurchase Program amended and superseded the Repurchase Program and allows the Company to repurchase up to $200,000, excluding commissions, of the Company’s common stock from February 22, 2016 through December 31, 2017. The approximately $73,654 remaining under the Repurchase Program as of February 19, 2016 is included in the $200,000 maximum amount authorized by the Amended Repurchase Program. No other changes were made.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cooper Tire & Rubber Company

We have audited the accompanying consolidated balance sheets of Cooper Tire & Rubber Company (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper Tire & Rubber Company at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cooper Tire & Rubber Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Toledo, Ohio
February 23, 2016

SELECTED QUARTERLY DATA	(Unaudited)
(Dollar amounts in thousands except per share amounts.)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$663,206	$751,781	$782,368	$775,546
Gross profit	131,954	159,692	153,954	171,850
Net income attributable to Cooper Tire & Rubber Company	40,762	59,582	53,176	59,246
Basic earnings per share attributable to Cooper Tire & Rubber Company common stockholders (a)	0.70	1.04	0.94	1.06
Diluted earnings per share attributable to Cooper Tire & Rubber Company common stockholders (a)	0.69	1.03	0.93	1.04
Net sales:
Americas Tire	$598,518	$673,016	$702,460	$710,760
International Tire	107,098	124,851	118,903	101,027
Eliminations	(42,410)	(46,086)	(38,995)	(36,241)

Consolidated net sales	$663,206	$751,781	$782,368	$775,546

Operating profit (loss):
Americas Tire	$89,999	$108,566	$102,475	$121,889
International Tire	(2,792)	(3,633)	(5,329)	(7,379)
Unallocated corporate charges	(18,886)	(5,782)	(15,416)	(12,258)
Eliminations	2,033	277	437	279

Consolidated operating profit	70,354	99,428	82,167	102,531
Interest expense	(6,356)	(6,240)	(5,889)	(5,335)
Interest income	562	514	533	602
Other non-operating income (expense)	79	1,592	1,362	(1,876)

Income before income taxes	$64,639	$95,294	$78,173	$95,922

Net Income	$42,163	$60,476	$53,649	$59,516
Net Income attributable to Cooper Tire & Rubber Company	$40,762	$59,582	$53,176	$59,246

(a)	Basic and diluted earnings per share are computed independently for each quarter presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$796,458	$888,685	$920,082	$819,584
Gross profit	147,342	147,869	157,204	120,343
Net income attributable to Cooper Tire & Rubber Company	45,434	38,182	47,699	82,263
Basic earnings per share attributable to Cooper Tire & Rubber Company common stockholders (a)	0.72	0.60	0.79	1.42
Diluted earnings per share attributable to Cooper Tire & Rubber Company common stockholders (a)	0.71	0.59	0.77	1.39
Net sales:
Americas Tire	$563,494	$639,234	$693,938	$688,818
International Tire	309,946	326,820	313,415	190,645
Eliminations	(76,982)	(77,369)	(87,271)	(59,879)

Consolidated net sales	$796,458	$888,685	$920,082	$819,584

Operating profit (loss):
Americas Tire	$68,629	$64,833	$75,618	$65,757
International Tire	23,148	26,459	22,787	2,172
Unallocated corporate charges	(11,248)	(13,063)	(7,912)	(16,707)
Eliminations	382	(1,640)	(1,118)	2,361

Consolidated operating profit	80,911	76,589	89,375	53,583
Interest expense	(7,118)	(6,792)	(7,050)	(7,178)
Interest income	513	270	305	412
Gain on sale of interest in subsidiary	—	—	—	77,471
Other non-operating income (expense)	(11)	477	(1,253)	(1,985)

Income before income taxes	$74,295	$70,544	$81,377	$122,303

Net Income	$51,728	$44,758	$54,637	$85,699
Net Income attributable to Cooper Tire & Rubber Company	$45,434	$38,182	$47,699	$82,263

(a)	Basic and diluted earnings per share are computed independently for each quarter presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

COOPER TIRE & RUBBER COMPANY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2013, 2014 and 2015

(Dollar amounts in thousands)		Additions
	Balance at Beginning of Year	Charged to Income	Charged to Other Accounts	Deductions		Balance at End of Year
FOR THE YEAR ENDED DECEMBER 31, 2015
Allowance for doubtful accounts	$8,792	$1,178	$—	$2,437	(a)	$7,533
Tax valuation allowance	$33,303	$680	$—	$18,880	(b)	$15,103

FOR THE YEAR ENDED DECEMBER 31, 2014
Allowance for doubtful accounts	$16,996	$1,227	$—	$9,431	(a)	$8,792
Tax valuation allowance	$32,370	$3,635	$—	$2,702	(b)	$33,303

FOR THE YEAR ENDED DECEMBER 31, 2013
Allowance for doubtful accounts	$13,267	$4,179	$—	$450	(a)	$16,996
Tax valuation allowance	$27,992	$6,954	$—	$2,576	(b)	$32,370

(a)	Accounts written off during the year, net of recoveries of accounts previously written off and in 2014, the elimination of the CCT allowance for doubtful accounts.
(b)	Net decrease in tax valuation allowance is primarily a result of net changes in cumulative book/tax timing differences and changes in judgment about the realizability of deferred tax assets.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports the Company files or submits as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) to allow timely decisions regarding required disclosures.

The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of December 31, 2015 (“Evaluation Date”)). Based on the Company’s evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2015. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015, based on criteria in Internal Control – Integrated Framework (2013) issued by the COSO, and that the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, the independent registered public accounting firm that has audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2015.

(c) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cooper Tire & Rubber Company

We have audited Cooper Tire & Rubber Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Cooper Tire & Rubber Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cooper Tire & Rubber Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cooper Tire & Rubber Company as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Toledo, Ohio
February 23, 2016

(d) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND CORPORATE GOVERNANCE

Information concerning the Company’s directors, corporate governance guidelines, Compensation Committee and Nominating and Governance Committee will appear in the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, which will be herein incorporated by reference.

AUDIT COMMITTEE

Information regarding the Audit Committee, including the identification of the Audit Committee members and the “audit committee financial expert,” will appear in the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, which will be herein incorporated by reference.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 will appear in the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, which will be herein incorporated by reference.

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

Information regarding executive and director compensation, Compensation Committee Interlocks and Insider Participation and the Compensation Committee Report will appear in the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, which will be herein incorporated by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management of the Company’s voting securities and equity securities will appear in the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, which will be herein incorporated by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 regarding the Company’s equity compensation plans, all of which were approved by the Company’s security holders:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	668,132	$21.71	2,859,741

Equity compensation plans not approved by stockholders	—	—	—

Total	668,132	$21.71	2,859,741

Additional information on equity compensation plans is contained in Note 14 - Stock-Based Compensation note to the consolidated financial statements.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no transactions with related persons that would require disclosure during 2015.

Information regarding the independence of the Company’s directors will appear in the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, which will be herein incorporated by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the Company’s independent auditor will appear in the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, which will be herein incorporated by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

Page(s)
Reference
Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013	36
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013	37
Consolidated Balance Sheets at December 31, 2015 and 2014	38-39
Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013	40
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	41
Notes to Consolidated Financial Statements	42-77
Report of Independent Registered Public Accounting Firm	78
Selected Quarterly Data (Unaudited)	79

2. Financial Statement Schedule

Valuation and qualifying accounts – Allowance for doubtful accounts and tax valuation allowance	80

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
Chief Executive Officer and President

Date: February 23, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roy V. Armes	Chairman of the Board, Chief Executive	February 23, 2016
ROY V. ARMES	Officer, President and Director
(Principal Executive Officer)

/s/ Ginger M. Jones	Vice President and Chief Financial Officer	February 23, 2016
GINGER M. JONES	(Principal Financial Officer)

/s/ Mark A. Young	Director of External Reporting	February 23, 2016
MARK A. YOUNG	(Principal Accounting Officer)

THOMAS P. CAPO*	Director	February 23, 2016

STEVEN M. CHAPMAN*	Director	February 23, 2016

SUSAN F. DAVIS*	Director	February 23, 2016

JOHN J. HOLLAND*	Director	February 23, 2016

JOHN F. MEIER*	Director	February 23, 2016

GARY S. MICHEL*	Director	February 23, 2016

JOHN H. SHUEY*	Director	February 23, 2016

ROBERT D. WELDING*	Director	February 23, 2016

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-indicated directors of the registrant and filed herewith as Exhibit 24 on behalf of the registrant.

*By:	/s/ Stephen Zamansky
STEPHEN ZAMANSKY, Attorney-in-fact

EXHIBIT INDEX

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by Cooper Tire & Rubber Company (File Number 001-04329), unless otherwise noted.

(3)	(i)	Restated Certificate of Incorporation, as amended and filed with the Secretary of State of Delaware on May 4, 2010, is incorporated herein by reference from Exhibit 3(i) of the Company’s Form 10-Q for the quarter ended March 31, 2010

	(ii)	Bylaws, as amended as of May 4, 2010, are incorporated herein by reference from Exhibit 3(ii) to the Company’s Form 10-Q for the quarter ended March 31, 2010

(4)	(i)	Prospectus Supplement dated March 21, 1997 for the issuance of $200,000,000 notes is incorporated herein by reference from Form S-3 – Registration Statement No. 33-44159

	(ii)	Prospectus Supplement dated December 10, 1999 for the issuance of an aggregate $800,000,000 notes is incorporated herein by reference from Form S-3 – Registration Statement No. 333-89149

(10)	(i)	Employment Agreement Amended and Restated dated as of December 22, 2008 between Cooper Tire & Rubber Company and Roy V. Armes is incorporated herein by reference from Exhibit (10)(ii) of the Company’s 10-K for the year ended December 31, 2008*

	(ii)	Credit Agreement, dated as of May 27, 2015, among the Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent is incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K dated June 1, 2015.

	(iii)	Amended and Restated Receivables Purchase Agreement, dated as of September 14, 2007, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, PNC Bank, National Association and Market Street Funding LLC is incorporated herein by reference from Exhibit 10.2 of the Company’s Form 8-K dated September 20, 2007

	(iv)	First Amendment to Purchase and Sale Agreement, dated as of September 14, 2007, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, PNC Bank, National Association, and Market Street Funding LLC is incorporated herein by reference from Exhibit 10.1 of the Company’s Form 8-K dated September 20, 2007

	(v)	Second Amendment to Amended and Restated Receivables Purchase Agreement, dated as of August 5, 2010, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, Market Street Funding LLC and PNC Bank, National Association is incorporated herein by reference from Exhibit 10.1 of the Company’s Form 8-K dated August 9, 2010

	(vi)	Third Amendment to Amended and Restated Receivables Purchase Agreement, dated June 2, 2011, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, Market Street Funding LLC and PNC Bank, National Association is incorporated herein by reference from Exhibit 10.1 of the Company’s Form 8-K dated June 8, 2011

	(vii)	Fourth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of July 27, 2011, by and among Cooper Tire & Rubber Company, Cooper Receivables LLC, Market Street Funding LLC and PNC Bank, National Association is incorporated herein by reference from Exhibit 10.2 of the Company’s Form 8-K dated August 2, 2011

	(viii)	Fifth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of August 10, 2012, by and among Cooper Tire & Rubber Company, Cooper Receivables LLC, Market Street Funding LLC and PNC Bank, National Association is incorporated herein by reference from Exhibit 10.1 of the Company Form 8-K dated August 13, 2012

	(ix)	Sixth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of March 12, 2013, among the Company, Cooper Receivables LLC, Market Street Funding LLC and PNC Bank, National Association

	(x)	Seventh Amendment to Amended and Restated Receivables Purchase Agreement, dated as of October 24, 2013, among the Company, Cooper Receivables LLC, Market Street Funding LLC and PNC Bank, National Association

	(xi)	Eighth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of May 27, 2015, among the Company, Cooper Receivables LLC and PNC Bank, National Association, is incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K dated June 1, 2015.

	(xii)	Amended and Restated Loan and Security Agreement, dated as of July 27, 2011, by and among Cooper Tire & Rubber Company, Max-Trac Tire Co., Inc., certain financial institutions named therein (as Lenders), Bank of America, N.A. (as Administrative Agent and Collateral Agent), PNC Bank, National Association (as Syndication Agent), Banc of America Securities LLC and PNC Capital Markets LLC (as Joint Book Managers and Joint Lead Arrangers) and JPMorgan Chase Bank, N.A. (as Documentation Agent) is incorporated herein by reference from Exhibit 10.1 of the Company’s Form 8-K dated August 2, 2011

(xiii)	Limited Waiver, effective as of July 19, 2013, to the Amended and Restated Loan and Security Agreement, dated as of July 27, 2011, among Cooper Tire & Rubber Company, Max-Trac Tire Co., Inc., the financial institutions from time to time party thereto and Bank of America, N.A., as Administrative Agent, is incorporated herein by reference from Exhibit 10.1 of the Company’s Form 8-K dated July 24, 2013

(xiv)	Pledge Agreement, dated as of November 9, 2007, by and among Cooper Tire & Rubber Company and Bank of America, N.A. is incorporated herein by reference from Exhibit 10.2 of the Company’s Form 8-K dated November 16, 2007

(xv)	Intercreditor Agreement, dated as of November 9, 2007, by and among Cooper Tire & Rubber Company; Cooper Receivables LLC; PNC Bank, National Association (as Administrator); and Bank of America, N.A. (as Administrative Agent and Collateral Agent) is incorporated herein by reference from Exhibit 10.3 of the Company’s Form 8-K dated November 16, 2007

(xvi)	1998 Non-Employee Directors Compensation Deferral Plan Amended and Restated as of January 1, 2011 is incorporated herein by reference from Exhibit (10)(xix) of the Company’s Form 10-K for the year ended December 31, 2011*

(xvii)	2001 Incentive Compensation Plan is incorporated herein by reference from the Appendix A to the Company’s Proxy Statement dated March 20, 2001*

(xviii)	2010 Incentive Compensation Plan is incorporated herein by reference from the Appendix B to the Company’s Proxy Statement dated March 24, 2010*

(xix)	2002 Non-Employee Directors Stock Option Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated March 22, 2002*

(xx)	2006 Incentive Compensation Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated March 21, 2006*

(xxi)	Change in Control Severance Pay Plan (Amended and Restated as of August 4, 2010) is incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K dated August 6, 2010*

(xxii)

Written Description of Changes to Independent Director Compensation and Stock Ownership Guidelines (as approved by the Board of Directors on May 9, 2014) is incorporated herein by reference from Exhibit (10)(xviii) of the Company’s Form 10-K for the year ended December 31, 2014

(xxiii)	Form of Confidentiality and Non-Compete Agreement for the Cooper Tire & Rubber Company Change in Control Severance Pay Plan is incorporated herein by reference from Exhibit (10)(iv) of the Company’s Form 10-Q for the quarter ended September 30, 2011*

(xxiv)	Form of Indemnification Agreement for Directors and Officers is incorporated herein by reference from Exhibit 10.1 of the Company’s Form 8-K dated December 20, 2006

(xxv)	Nonqualified Key Employee Deferred Compensation Plan effective as of June 1, 1999 is incorporated herein by reference from Exhibit (10)(xxx) of the Company’s Form 10-K for the year ended December 31, 2011*

(xxvi)	Form of Participation Agreement for the Nonqualified Key Employee Deferred Compensation Plan effective as of June 1, 1999 is incorporated herein by reference from Exhibit (10)(xxxi) of the Company’s Form 10-K for the year ended December 31, 2011*

(xxvii)	Form of Participation Agreement for Performance Stock Unit and Cash Unit Awards Under the 2010 Incentive Compensation Plan is incorporated herein by reference from Exhibit (10.1) of the Company’s Form 10-Q for the quarter ended March 31, 2013*

(xxviii)	Form of Participation Agreement for Nonqualified Stock Option Awards Under the 2010 Incentive Compensation Plan is incorporated herein by reference from Exhibit (10.2) of the Company’s Form 10-Q for the quarter ended March 31, 2013*

(xxix)	Executive Deferred Compensation Plan, Amended and Restated as of January 1, 2013 is incorporated herein by reference from Exhibit (10.1) of the Company’s Form 10-Q for the quarter ended June 30, 2013*

(xxx)	Form of Participation Agreement for Executive Deferred Compensation Plan, Amended and Restated as of January 1, 2013 is incorporated herein by reference from Exhibit (10)(xxvii) of the Company’s Form 10-K for the year ended December 31, 2013*

(xxi)	Nonqualified Supplementary Benefit Plan, Amended and Restated as of January 1, 2013 is incorporated herein by reference from Exhibit (10.2) of the Company’s Form 10-Q for the quarter ended June 30, 2013*

(xxii)	Form of Participation Agreement for Performance Stock Unit and Cash Unit Awards Under the 2010 Incentive Compensation Plan is incorporated herein by reference from Exhibit (10.1) of the Company’s Form 10-Q for the quarter ended March 31, 2014*

(xxxiii)	Form of Participation Agreement for Nonqualified Stock Option Awards Under the 2010 Incentive Compensation Plan is incorporated herein by reference from Exhibit (10.2) of the Company’s Form 10-Q for the quarter ended March 31, 2014*

(xxxiv)	Agreement dated as of January 29, 2014 by and among Cooper Tire & Rubber Company, Cooper Tire Investment Holding (Barbados) Ltd, Chengshan Group Company Ltd. and The Union of Cooper Chengshan (Shandong) Tire Company Co., Ltd. is incorporated herein by reference from Exhibit (10.3) of the Company’s Form 10-Q for the quarter ended March 31, 2014

(xxxv)	2014 Incentive Compensation Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated April 10, 2014*

(xxxvi)	Option Agreement dated August 14, 2014, by and among Cooper Tire Investment Holding (Barbados) Ltd., Chengshan Group Company Ltd., the Company and Prairie Investment Limited is incorporated herein by reference from Exhibit (10.1) of the Company’s Form 10-Q for the quarter ended September 30, 2014

(xxxvii)	Offer Letter executed by Ginger M. Jones on November 25, 2014 is incorporated herein by reference from Exhibit (10)(xxxiii) of the Company’s Form 10-K for the year ended December 31, 2014*

(xxxviii)	Form of Participation Agreement for Restricted Stock Unit Awards Under the 2014 Incentive Compensation Plan is incorporated herein by reference from Exhibit (10)(xxxiv) of the Company’s Form 10-K for the year ended December 31, 2014*

(xxxix)	Form of Participation Agreement for Performance Stock Unit and Cash Unit Awards Under the 2014 Incentive Compensation Plan*

(xl)	Form of Participation Agreement for Restricted Unit Awards Under the 2014 Incentive Compensation Plan, revised January 27, 2016*

(xli)	Form of Participation Agreement for Nonqualified Stock Options Awards Performance Under the 2014 Incentive Compensation Plan*

(21)	Subsidiaries of the Registrant

(23)	Consent of Independent Registered Public Accounting Firm

(24)	Power of Attorney

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a)/15d–14(a) of the Exchange Act

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a)/15d–14(a) of the Exchange Act

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contracts or compensatory plans or arrangements.