Form 10-Q
period 2016-03-31
COOPER TIRE & RUBBER CO
filed 2016-04-29
CIK 24491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock of registrant outstanding as of April 27, 2016: 55,169,380

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollar amounts in thousands except per-share amounts)

	Three Months Ended March 31,
	2016	2015

Net sales	$649,775	$663,206
Cost of products sold	499,346	531,251

Gross profit	150,429	131,955

Selling, general and administrative expense	59,325	61,602

Operating profit	91,104	70,353

Interest expense	(6,636)	(6,356)
Interest income	940	562
Other non-operating income	1,462	80

Income before income taxes	86,870	64,639

Provision for income taxes	28,098	22,476

Net income	58,772	42,163

Net (loss) income attributable to noncontrolling shareholder interests	(233)	1,402

Net income attributable to Cooper Tire & Rubber Company	$59,005	$40,761

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$1.06	$0.70

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$1.05	$0.69

Dividends per share	$0.105	$0.105

See accompanying notes to Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$58,772	$42,163
Other comprehensive income
Foreign currency translation adjustments	(2,952)	(12,860)

Financial instruments
Change in the fair value of derivatives	(5,456)	4,420
Income tax benefit (provision) on derivative instruments	2,073	(1,732)

Financial instruments, net of tax	(3,383)	2,688

Postretirement benefit plans
Amortization of actuarial loss	10,932	11,719
Amortization of prior service credit	(141)	(141)
Income tax provision on postretirement benefit plans	(3,853)	(4,111)
Foreign currency translation effect	2,029	5,227

Postretirement benefit plans, net of tax	8,967	12,694

Other comprehensive income	2,632	2,522

Comprehensive income	61,404	44,685
Less comprehensive (loss) income attributable to noncontrolling shareholder interests	(431)	300

Comprehensive income attributable to Cooper Tire & Rubber Company	$61,835	$44,385

See accompanying notes to Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per-share amounts)

	March 31,
	2016	December 31,
	(Unaudited)	2015
ASSETS
Current assets:
Cash and cash equivalents	$433,996	$505,157
Notes receivable	5,620	8,750
Accounts receivable, less allowances of $8,031 at 2016 and $7,533 at 2015	418,923	371,757
Inventories at lower of cost or market:
Finished goods	357,073	297,967
Work in process	24,856	26,666
Raw materials and supplies	92,752	87,928

	474,681	412,561
Other current assets	33,347	36,405

Total current assets	1,366,567	1,334,630
Property, plant and equipment:
Land and land improvements	49,763	49,782
Buildings	278,462	277,034
Machinery and equipment	1,632,094	1,637,637
Molds, cores and rings	238,073	236,370

	2,198,392	2,200,823
Less: accumulated depreciation	1,399,303	1,405,625

Net property, plant and equipment	799,089	795,198
Goodwill	18,851	18,851
Intangibles, net of accumulated amortization of $65,766 at 2016 and $62,274 at 2015	132,782	133,490
Restricted cash	820	802
Deferred income tax assets	133,877	136,310
Other assets	16,487	16,895

Total assets	$2,468,473	$2,436,176

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$7,737	$12,437
Accounts payable	202,217	215,850
Accrued liabilities	192,176	199,368
Income taxes payable	29,427	4,748
Current portion of long-term debt	600	600

Total current liabilities	432,157	433,003

Long-term debt	295,837	296,412
Postretirement benefits other than pensions	249,917	249,650
Pension benefits	298,505	304,621
Other long-term liabilities	135,578	132,594
Deferred income tax liabilities	2,159	2,285
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued	87,850	87,850
Capital in excess of par value	18,238	16,306
Retained earnings	2,149,087	2,095,923
Cumulative other comprehensive loss	(506,937)	(509,767)

	1,748,238	1,690,312
Less: common shares in treasury at cost (32,477,615 at 2016 and 32,017,754 at 2015)	(731,850)	(711,064)

Total parent stockholders’ equity	1,016,388	979,248
Noncontrolling shareholder interest in consolidated subsidiary	37,932	38,363

Total equity	1,054,320	1,017,611

Total liabilities and equity	$2,468,473	$2,436,176

See accompanying notes to Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income	$58,772	$42,163
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31,792	29,470
Stock-based compensation	4,752	2,639
Change in LIFO inventory reserve	(29,899)	(49,694)
Amortization of unrecognized postretirement benefits	10,791	11,578
Changes in operating assets and liabilities:
Accounts and notes receivable	(44,148)	(22,265)
Inventories	(32,536)	(8,729)
Other current assets	(274)	2,222
Accounts payable	(8,369)	(18,054)
Accrued liabilities	(11,705)	14,779
Other items	22,465	(12,111)

Net cash provided by (used in) operating activities	1,641	(8,002)

Investing activities:
Additions to property, plant and equipment and capitalized software	(36,166)	(47,698)
Proceeds from the sale of assets	20	1,353

Net cash used in investing activities	(36,146)	(46,345)

Financing activities:
Net payments on short-term debt	(7,586)	(40,839)
Repayments of long-term debt	(600)	(1,058)
Repurchase of common stock	(24,826)	(12,352)
Payment of dividends to Cooper Tire & Rubber Company stockholders	(5,817)	(6,060)
Issuance of common shares and excess tax benefits on stock options	3,469	16,682

Net cash used in financing activities	(35,360)	(43,627)

Effects of exchange rate changes on cash	(1,296)	(4,533)

Net change in cash and cash equivalents	(71,161)	(102,507)

Cash and cash equivalents at beginning of year	505,157	551,652

Cash and cash equivalents at end of period	$433,996	$449,145

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

There is a year-round demand for the Company’s passenger and truck replacement tires, but sales of light vehicle replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November. Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

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

Joint Venture Agreement

On January 4, 2016, the Company announced that it had entered into an agreement to purchase a majority of China-based Qingdao Ge Rui Da Rubber Co., Ltd. (“GRT”). Cooper will own 65 percent of the entity for 600,000 RMB, or approximately $92,000 as of the date the agreement was signed, including the acquisition and initial investments in the operation. The transaction is expected to close in the third quarter of 2016, pending certain permits and approvals by the Chinese government.

In the first quarter, the Company made a down payment in the amount of $5,929 for this transaction in accordance with the purchase agreement. The down payment is fully refundable in the event that the transaction does not close and does not provide the Company with any power to direct the activities of the existing GRT entity prior to the transaction closing. The down payment is classified as a deposit within Other current assets on the balance sheet.

After the acquisition, GRT is expected to serve as a global source of truck and bus radial tire production for the Company. Passenger car radial tires may also be manufactured at the facility in the future.

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

Accounting Pronouncements – Recently Adopted

Fair Value Measurements – In May 2015, the FASB issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendment also limits disclosure to investments for which the practical expedient has been elected instead of all investments eligible for the practical expedient. Application of the standard, which must be applied retrospectively, is required for the annual and interim periods beginning after December 15, 2015. The adoption of this standard did not have any impact on the Company’s condensed consolidated financial statements.

Accounting Pronouncements – To Be Adopted

Revenue Recognition – In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. The standard provides a five-step model to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The standard also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The standard was proposed to be effective for annual and interim periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations,” which clarifies that the determination of whether the reporting entity is a principal or an agent should be made for each specified good or service promised to the customer. The standard permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the impact the new standard will have on its condensed consolidated financial statements and related disclosures.

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

Leases – In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires balance sheet recognition of lease liabilities and right-of-use assets for most leases having terms of twelve months or longer. Application of the standard, which should be applied using a modified retrospective approach, is required for the annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact the new standard will have on its condensed consolidated financial statements.

Stock Compensation – In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which requires all excess tax benefits or deficiencies to be recognized as income tax expense or benefit in the income statement. In addition, excess tax benefits should be classified along with other income tax cash flows as an operating activity in the statement of cash flows. Application of the standard is required for the annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact the new standard will have on its condensed consolidated financial statements.

2.	Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2016	2015
Numerator
Numerator for basic and diluted earnings per share - Net income attributable to common stockholders	$59,005	$40,761

Denominator
Denominator for basic earnings per share - weighted average shares outstanding	55,535	58,076

Effect of dilutive securities - stock options and other stock units	597	1,249

Denominator for diluted earnings per share - adjusted weighted average shares outstanding	56,132	59,325

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$1.06	$0.70

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$1.05	$0.69

All options to purchase shares of the Company’s common stock were included in the computation of diluted earnings per share as the options’ exercise prices were less than the average market price of the common shares at both March 31, 2016 and 2015.

3.	Inventories

Inventory costs are determined using the last-in, first-out (“LIFO”) method for substantially all U.S. inventories. The current cost of the U.S. inventories under the first-in, first-out (“FIFO”) method was $386,821 and $361,779 at March 31, 2016 and December 31, 2015, respectively. These FIFO values have been reduced by approximately $43,224 and $73,123 at March 31, 2016 and December 31, 2015, respectively, to arrive at the LIFO value reported on the Condensed Consolidated Balance Sheets. The remaining inventories have been valued under the FIFO or average cost methods. All inventories are stated at the lower of cost or market.

4.	Fair Value Measurements

Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. The change in values of the fair value foreign currency hedges offsets exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish krona, Norwegian krone, Mexican peso and Chinese yuan generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at March 31, 2016 and December 31, 2015 was $93,399 and $68,732, respectively. The counterparties to each of these agreements are major commercial banks.

The Company uses non-designated foreign currency forward contracts to hedge its net foreign currency monetary assets and liabilities primarily resulting from non-functional currency denominated receivables and payables of certain U.S. and foreign entities.

Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately ($2,056) and $3,400 as of March 31, 2016 and December 31, 2015, respectively) are recorded as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets and reclassified into earnings as the hedged transactions occur.

The Company assesses hedge effectiveness, prospectively and retrospectively, based on regression of the change in foreign currency exchange rates. Time value of money is included in effectiveness testing. The Company measures ineffectiveness on a trade by trade basis, using the hypothetical derivative method. Any hedge ineffectiveness is recorded in the Condensed Consolidated Statements of Income in the period in which the ineffectiveness occurs.

The derivative instruments are subject to master netting arrangements with the counterparties to the contracts. The following table presents the location and amounts of derivative instrument fair values in the Condensed Consolidated Balance Sheets:

Assets/(liabilities)	March 31, 2016	December 31, 2015

Designated as hedging instruments:
Gross amounts recognized	$(2,511)	$3,559
Gross amounts offset	455	(35)

Net amounts	$(2,056)	$3,524

Not designated as hedging instruments:
Gross amounts recognized	(543)	174

Other current (liabilities) assets	$(2,599)	$3,698

The following table presents the location and amount of gains and losses on derivative instruments in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
Derivatives Designated as Cash Flow Hedges	2016	2015

Amount of (Loss) Gain Recognized in Other Comprehensive Income on Derivatives (Effective Portion)	$(4,044)	$8,746

Amount of Gain Reclassified from Cumulative Other Comprehensive Loss into Income (Effective Portion)	1,412	4,326

Amount of Gain Recognized in Income on Derivatives (Ineffective Portion)	—	208

	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives Three Months Ended March 31,
Derivatives not Designated as Hedging Instruments		2016	2015
Foreign exchange contracts	Other non-operating income	$(900)	$232

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

The valuation of foreign exchange forward contracts was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2016 and December 31, 2015, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The valuation of stock-based liabilities was determined using the Company’s stock price, and as a result, these liabilities are classified in Level 1 of the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	March 31, 2016
	Total Derivative Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)

Foreign Exchange Contracts	$(2,599)	$—	$(2,599)	$—

Stock-based Liabilities	$(18,037)	$(18,037)	$—	$—

	December 31, 2015
	Total Derivative Assets	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Liabilities)	Level (1)	Level (2)	Level (3)

Foreign Exchange Contracts	$3,698	$—	$3,698	$—

Stock-based Liabilities	$(18,057)	$(18,057)	$—	$—

The following tables present the carrying amounts and fair values for the Company’s financial instruments carried at cost on the Condensed Consolidated Balance Sheets. The fair value of the Company’s debt is based upon the market price of the Company’s publicly-traded debt. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	March 31, 2016
		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Level (1)	Level (2)	Level (3)
Cash and cash equivalents	$433,996	$433,996	$—	$—
Notes receivable	5,620	5,620	—	—
Restricted cash	820	820	—	—
Notes payable	(7,737)	(7,737)	—	—
Current portion of long-term debt	(600)	(600)	—	—
Long-term debt	(295,837)	(326,410)	—	—

	December 31, 2015
		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Level (1)	Level (2)	Level (3)
Cash and cash equivalents	$505,157	$505,157	$—	$—
Notes receivable	8,750	8,750	—	—
Restricted cash	802	802	—	—
Notes payable	(12,437)	(12,437)	—	—
Current portion of long-term debt	(600)	(600)	—	—
Long-term debt	(296,412)	(323,522)	—	—

5.	Income Taxes

For the quarter ended March 31, 2016, the Company recorded income tax expense of $28,098 (effective rate of 32.3 percent) compared with $22,476 (effective rate of 34.8 percent) for the comparable period in 2015. The 2016 three-month period income tax expense is calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. This rate differs from the U.S. federal statutory rate of 35 percent primarily because of the projected mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions with no tax benefit due to valuation allowances. Additionally, the effective rate for the quarter was lower than prior year primarily due to a reduction in the Company’s liability for unrecognized tax benefits as a result of lapses in statutes. Income tax expense for the period is higher due to increased earnings, primarily in the U.S, compared with the same period of the prior year.

The Company continues to maintain a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” against a portion of its U.S. and non-U.S. deferred tax asset position at March 31, 2016, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a loss carryforward by a valuation allowance of $2,096. In addition, the Company has recorded valuation allowances of $13,148 relating to non-U.S. net operating losses for a total valuation allowance of $15,244. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.

The Company maintains an ASC 740-10, “Accounting for Uncertainty in Income Taxes,” liability for unrecognized tax benefits for permanent and temporary differences. At March 31, 2016, the Company’s liability, exclusive of interest, totals approximately $4,120. The Company reduced the amount of unrecognized tax benefits during the quarter, primarily as a result of lapses in statutes. The Company accrued an immaterial amount of interest expense related to these unrecognized tax benefits during the quarter. Based upon the outcome of tax examinations, judicial proceedings, or expiration of statutes of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities.

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

6.	Pensions and Postretirement Benefits Other than Pensions

The following tables disclose the amount of net periodic benefit costs for the three months ended March 31, 2016 and 2015 for the Company’s defined benefit plans and other postretirement benefits:

	Pension Benefits - Domestic Three Months Ended March 31,
	2016	2015
Components of net periodic benefit cost:
Service cost	$2,403	$2,759
Interest cost	10,617	10,050
Expected return on plan assets	(13,391)	(13,665)
Amortization of actuarial loss	9,576	9,879

Net periodic benefit cost	$9,205	$9,023

	Pension Benefits - International Three Months Ended March 31,
	2016	2015
Components of net periodic benefit cost:
Service cost	$2	$3
Interest cost	3,724	4,040
Expected return on plan assets	(2,991)	(3,165)
Amortization of actuarial loss	1,356	1,840

Net periodic benefit cost	$2,091	$2,718

	Other Postretirement Benefits Three Months Ended March 31,
	2016	2015
Components of net periodic benefit cost:
Service cost	$537	$628
Interest cost	2,705	2,580
Amortization of prior service cost	(141)	(141)

Net periodic benefit cost	$3,101	$3,067

7.	Product Warranty Liabilities

The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities:

	2016	2015
Reserve at beginning of year	$12,339	$14,005
Additions	2,709	2,994
Payments	(2,683)	(3,986)

Reserve at March 31	$12,365	$13,013

8.	Stockholders’ Equity

The following table reconciles the beginning and end of the period equity accounts attributable to Cooper Tire & Rubber Company and to the noncontrolling shareholder’s interest:

	Total Equity
		Noncontrolling
	Total	Shareholder
	Parent	Interest in	Total
	Stockholders’	Consolidated	Stockholders’
	Equity	Subsidiary	Equity
Balance at December 31, 2015	$979,248	$38,363	$1,017,611

Net income (loss)	59,005	(233)	58,772
Other comprehensive income	2,830	(198)	2,632

Share repurchase program	(24,826)	—	(24,826)
Stock compensation plans	5,948	—	5,948
Cash dividends - $0.105 per share	(5,817)	—	(5,817)

Balance at March 31, 2016	$1,016,388	$37,932	$1,054,320

9.	Share Repurchase Programs

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

On February 20, 2015, the Board of Directors authorized a new program to repurchase up to $200,000, excluding commissions, of the Company’s common stock through December 31, 2016 (the “Repurchase Program”). The Repurchase Program did not obligate the Company to acquire any specific number of shares and could have been suspended or discontinued at any time without notice. Under the Repurchase Program, shares could have been repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

During 2015, subsequent to the Board of Directors’ February 20, 2015 authorization, the Company repurchased 2,751,454 shares of the Company’s common stock under the Repurchase Program for $108,821, including applicable commissions, which represented an average price of $39.55 per share. As of December 31, 2015, approximately $91,261 remained of the $200,000 Repurchase Program. All repurchases under the Repurchase Program were made using cash resources.

For the period January 1, 2016 through February 19, 2016, the Company repurchased an additional 497,094 shares of the Company’s common stock under the Repurchase Program for $17,622, including applicable commissions, which represented an average price of $35.45 per share.

On February 19, 2016, the Board of Directors increased the amount under and expanded the duration of the Repurchase Program (as amended, the “Amended Repurchase Program”). The Amended Repurchase Program amended and superseded the Repurchase Program and allows the Company to repurchase up to $200,000, excluding commissions, of the Company’s common stock from February 22, 2016 through December 31, 2017. The approximately $73,654 remaining under the Repurchase Program as of February 19, 2016 is included in the $200,000 maximum amount authorized by the Amended Repurchase Program. No other changes were made. The Amended Repurchase Program does not obligate the Company to acquire any specific number of shares and can be suspended or discontinued at any time without notice. Under the Amended Repurchase Program, shares can be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

For the period February 20, 2016 through March 31, 2016, the Company repurchased 192,850 shares of the Company’s common stock under the Amended Repurchase Program for $7,204, including applicable commissions, which represented an average price of $37.35 per share. As of March 31, 2016, approximately $192,802 remained of the $200,000 Amended Repurchase Program. All repurchases under the Amended Repurchase Program were made using cash resources.

In total in the first quarter of 2016, the Company repurchased 689,944 shares of the Company’s common stock under the Repurchase Program and the Amended Repurchase Program for $24,826, including applicable commissions, which represented an average price of $35.98.

Since the share repurchases began in August 2014 through March 31, 2016, the Company to date has repurchased 9,793,246 shares of the Company’s common stock at an average cost of $34.07 per share.

10.	Stock-Based Compensation

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

The following table discloses the amount of stock-based compensation expense for the three-month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Stock options	$431	$1,053
Restricted stock units	1,823	1,259
Performance stock units	2,498	327

Total stock-based compensation	$4,752	$2,639

Stock Options

In February 2013, employees participating in the 2013-2015 Long-Term Incentive Plan were granted 330,639 stock options which vest one-third each year through February 2016. In February 2014, employees participating in the 2014-2016 Long-Term Incentive Plan were granted 380,064 stock options which vest one-third each year through February 2017. No stock options were granted in the three-month periods ended March 31, 2016 or 2015, respectively.

The following table provides details of the stock option activity for the three months ended March 31, 2016:

Number of
Shares
Outstanding at December 31, 2015	668,132
Exercised	(138,486)
Canceled	(4,398)

Outstanding at March 31, 2016	525,248
Exercisable	411,021

Restricted Stock Units

In February 2016, employees participating in the 2016-2018 Long-Term Incentive Plan were granted 106,287 restricted stock units which vest one-third each year through February 2019. In February 2015, employees participating in the 2015-2017 Long-Term Incentive Plan were granted 105,102 restricted stock units which vest one-third each year through February 2018. Compensation related to the restricted stock units granted is determined based on the fair value of the Company’s stock on the date of grant and is amortized to expense over the vesting period. The Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire without forfeiture of the award. The weighted average fair values of restricted stock units granted in 2016 and 2015 were $36.76 and $36.78, respectively.

The following table provides details of the nonvested restricted stock unit activity for the three months ended March 31, 2016:

Number of
Restricted Stock
Units
Nonvested at December 31, 2015	197,388
Granted	106,287
Vested	(33,458)
Canceled	(987)
Accrued dividend equivalents	778

Nonvested at March 31, 2016	270,008

Performance Stock Units

Employees participating in the Company’s Long-Term Incentive Plan earn performance stock units. Under the Company’s 2016 – 2018 Long-Term Incentive Plan, any units earned during 2016 will vest at December 31, 2018. Under the Company’s 2015 – 2017 Long-Term Incentive Plan, any units earned during 2015 and 2016 will vest at December 31, 2017. Under the Company’s 2014 – 2016 Long-Term Incentive Plan, any units earned during 2014, 2015 and 2016 will vest at December 31, 2016.

The following table provides details of the nonvested performance stock units under the Company’s Long-Term Incentive Plan:

Number of
Performance Stock
Units
Performance stock units outstanding at December 31, 2015	191,536
Granted	109,581
Canceled	(2,220)
Accrued dividend equivalents	584

Performance stock units outstanding at March 31, 2016	299,481

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

11.	Changes in Cumulative Other Comprehensive Loss by Component

The following table presents the changes in Cumulative Other Comprehensive Loss by Component for the three-month periods ended March 31, 2016 and 2015, respectively. All amounts are presented net of tax. Amounts in parentheses indicate debits.

	Three Months Ended March 31, 2016
		Changes
		in the Fair
		Value of
	Cumulative	Derivatives		Unrecognized
	Currency	and Unrealized		Postretirement
	Translation	Gains		Benefit
	Adjustment	(Losses)		Plans		Total

December 31, 2015	$(22,034)	$3,454		$(491,187)		$(509,767)
Other comprehensive income (loss) before reclassifications	(2,754)	(2,487	) (a)	2,029	(c)	(3,212)
Amount reclassified from accumulated other comprehensive income (loss)	—	(896	) (b)	6,938	(d)	6,042

Net current-period other comprehensive income (loss)	(2,754)	(3,383)		8,967		2,830

March 31, 2016	$(24,788)	$71		$(482,220)		$(506,937)

(a)	This amount represents $4,044 of unrealized losses on cash flow hedges, net of tax of $1,557 that were recognized in Other Comprehensive Loss (see Footnote 4 for additional details).
(b)	This amount represents $1,412 of gains on cash flow hedges, net of tax of $516, that were reclassified out of Cumulative Other Comprehensive Loss and are included in Other non-operating income on the Condensed Consolidated Statements of Income (see Footnote 4 for additional details).
(c)	This amount represents the foreign currency translation effect on the Company’s postretirement benefit plans
(d)	This amount represents amortization of prior service credit of $141 and amortization of actuarial losses of ($10,932) net of tax of $3,853, that were reclassified out of Cumulative Other Comprehensive Loss and are included in the computation of net periodic benefit cost (see Footnote 6 for additional details).

	Three Months Ended March 31, 2015
		Changes
		in the Fair
		Value of
	Cumulative	Derivatives		Unrecognized
	Currency	and Unrealized		Postretirement
	Translation	Gains		Benefit
	Adjustment	(Losses)		Plans		Total

December 31, 2014	$9,059	$4,762		$(544,423)		$(530,602)
Other comprehensive income (loss) before reclassifications	(11,758)	5,492	(a)	5,227	(c)	$(1,039)
Amount reclassified from accumulated other comprehensive income (loss)	—	(2,804	) (b)	7,467	(d)	$4,663

Net current-period other comprehensive income (loss)	(11,758)	2,688		12,694		3,624

March 31, 2015	$(2,699)	$7,450		$(531,729)		$(526,978)

(a)	This amount represents $8,746 of unrealized gains on cash flow hedges, net of tax of $3,254 that were recognized in Other Comprehensive Loss (see Footnote 4 for additional details).
(b)	This amount represents $4,326 of gains on cash flow hedges, net of tax of $1,522, that were reclassified out of Cumulative Other Comprehensive Loss and are included in Other non-operating income on the Condensed Consolidated Statements of Income (see Footnote 4 for additional details).
(c)	This amount represents the foreign currency translation effect on the Company’s postretirement benefit plans
(d)	This amount represents amortization of prior service credit of $141 and amortization of actuarial losses of ($11,719) net of tax of $4,111 that were reclassified out of Cumulative Other Comprehensive Loss and are included in the computation of net periodic benefit cost (see Footnote 6 for additional details).

12.	Comprehensive Income Attributable to Noncontrolling Shareholder Interests

The following table provides the details of the comprehensive income attributable to noncontrolling shareholder interests:

	Three Months Ended March 31,
	2016	2015
Net (loss) income attributable to noncontrolling shareholder interests	$(233)	$1,402
Other comprehensive loss:
Currency translation adjustments	(198)	(1,102)

Comprehensive income attributable to noncontrolling shareholder interests	$(431)	$300

13.	Contingent Liabilities

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

The Company determines its reserves using the number of incidents expected during a year. During the first three months of 2016, the Company increased its product liability reserve by $11,126. The addition of another year of self-insured incidents accounted for $12,256 of this increase. Settlements and changes in the amount of reserves for cases where sufficient information is known to estimate a liability decreased by $1,130.

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

The Company paid $4,975 during the first quarter of 2016 to resolve cases and claims. The Company’s product liability reserve balance at March 31, 2016 totaled $169,743 (the current portion of $73,719 is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets), and the balance at December 31, 2015 totaled $163,890 (current portion of $74,018).

The product liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company offset by recoveries of legal fees. Legal costs are expensed as incurred and product liability insurance premiums are amortized over coverage periods.

For the three-month periods ended March 31, 2016 and 2015, product liability expenses totaled $16,094 and $22,472, respectively. Product liability expenses are included in Cost of goods sold in the Condensed Consolidated Statements of Income.

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

Stockholder Derivative Litigation

On February 24, March 6, and April 17, 2014, purported stockholders of the Company filed derivative actions on behalf of the Company in the U.S. District Court for the Northern District of Ohio and the U.S. District Court for the District of Delaware against certain officers and employees and the then current members of the Company’s board of directors. The lawsuits have been transferred to the U.S. District Court for the District of Delaware and consolidated under the caption Fitzgerald v. Armes, et al., No. 1:14-cv-479 (D. Del.). The Company is named as a nominal defendant in the lawsuits, and the lawsuits seek recovery for the benefit of the Company. The plaintiffs allege that the defendants breached their fiduciary duties to the Company by issuing allegedly misleading disclosures in connection with the terminated merger transaction and that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 by means of the same allegedly misleading disclosures. The plaintiffs also assert claims for waste of corporate assets, unjust enrichment, “gross mismanagement” and “abuse of control.” The complaints seek, among other things, unspecified money damages from the defendants, injunctive relief and an award of attorney’s fees. A purported stockholder of the Company has also submitted a demand to the Company’s board of directors that it cause the Company to bring claims against certain of the Company’s officers and directors for the matters alleged in the stockholder derivative lawsuits; following an investigation, the board of directors determined that the actions requested in the demand were not in the Company’s interests and accordingly rejected the demand.

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

14.	Business Segments

The Company has four segments under ASC 280, “Segments”:

•	North America, composed of the Company’s operations in the United States and Canada;

•	Latin America, composed of the Company’s operations in Mexico, Central America and South America;

•	Europe; and

•	Asia.

North America and Latin America meet the criteria for aggregation in accordance with ASC 280, as they are similar in their production and distribution processes and exhibit similar economic characteristics. The aggregated North America and Latin America segments are presented as “Americas Tire Operations” in the segment disclosure. The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a joint venture manufacturing operation in Mexico, Corporacion de Occidente SA de CV (“COOCSA”), which supplies passenger car tires to the U.S., Mexican, Central American and South American markets. The segment also distributes tires for racing, medium truck and motorcycles. The racing and motorcycle tires are manufactured in the Company’s European Operations segment and by others. The medium truck tires are sourced predominantly through an off-take agreement with Cooper Chengshan (Shandong) Tire Company Ltd. (“CCT”), the Company’s former joint venture, which is now known as Prinx Chengshan (Shandong) Tire Company Ltd. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to original equipment manufacturers.

Both the Asia and Europe segments have been determined to be individually immaterial, as they do not meet the quantitative requirements for segment disclosure under ASC 280. In accordance with ASC 280, information about operating segments that are not reportable shall be combined and disclosed in an all other category separate from other reconciling items. As a result, these two segments have been combined in the segment operating results discussion. The results of the combined Asia and Europe segments are presented as “International Tire Operations”. The European operations have operations in the U.K. and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures light vehicle tires primarily for the European markets and for export to the U.S. The Asian operations are located in the People’s Republic of China (“PRC”). In the PRC, Cooper Kunshan Tire manufactures light vehicle tires both for export to markets outside of the PRC and for the Chinese domestic market. The segment also had a joint venture in the PRC, CCT, which manufactured and marketed radial and bias medium truck tires, as well as passenger and light truck tires for domestic and global markets. The Company sold its ownership interest in this joint venture in November 2014, and the Company now procures these tires under off-take agreements through mid-2018 from this entity. The majority of the tires manufactured by the segments are sold in the replacement market, with a portion also sold to original equipment manufacturers.

The presentation of the aggregated Americas Tire Operations segment under the Company’s new organizational structure is consistent with the segment reported as Americas Tire Operations in prior years. Similarly, the International Tire Operations disclosure is consistent with the Company’s previously reported International Tire Operations segment.

The following table details information on the Company’s operating segments.

	Three Months Ended March 31,
	2016	2015
Net sales
Americas Tire
External customers	$567,163	$582,044
Intercompany	12,175	16,470

	579,338	598,514
International Tire
External customers	82,612	81,162
Intercompany	20,614	25,940

	103,226	107,102
Eliminations	(32,789)	(42,410)

Consolidated net sales	$649,775	$663,206

Operating profit (loss):
Americas Tire	$106,052	$89,998
International Tire	(1,772)	(2,793)
Unallocated corporate charges	(13,019)	(18,886)
Eliminations	(157)	2,034

Operating profit	91,104	70,353
Interest expense	(6,636)	(6,356)
Interest income	940	562
Other non-operating income	1,462	80

Income before income taxes	$86,870	$64,639

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

Consolidated Results of Operations

(Dollar amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2016	% Change	2015
Net sales
Americas Tire
External customers	$567,163	(2.6)	$582,044
Intercompany	12,175	(26.1)	16,470

	579,338	(3.2)	598,514
International Tire
External customers	82,612	1.8	81,162
Intercompany	20,614	(20.5)	25,940

	103,226	(3.6)	107,102
Eliminations	(32,789)	22.7	(42,410)

Consolidated net sales	$649,775	(2.0)	$663,206

Operating profit (loss):
Americas Tire	$106,052	17.8	$89,998
International Tire	(1,772)	36.6	(2,793)
Unallocated corporate charges	(13,019)	31.1	(18,886)
Eliminations	(157)	n/m	2,034

Operating profit	91,104	29.5	70,353
Interest expense	(6,636)	4.4	(6,356)
Interest income	940	n/m	562
Other non-operating income	1,462	n/m	80

Income before income taxes	86,870	34.4	64,639

Provision for income taxes	28,098	25.0	22,476

Net income	58,772	39.4	42,163

Noncontrolling shareholder interests	(233)	n/m	1,402

Net income attributable to Cooper Tire & Rubber Company	$59,005	44.8	$40,761

Basic earnings per share	$1.06	51.8	$0.70

Diluted earnings per share	$1.05	52.3	$0.69

n/m – not meaningful

Consolidated net sales for the three-month period ended March 31, 2016 were $650 million, a decrease of $13 million from the comparable period one year ago. Increased unit volumes ($12 million) were more than offset by less favorable pricing and mix ($17 million). The unfavorable pricing and mix was primarily due to net price reductions related to lower raw material costs. Currency impacts were unfavorable ($8 million) compared with the first quarter of 2015.

The Company recorded operating profit in the first quarter of 2016 of $91 million, an increase of $21 million compared with the first quarter of 2015. Favorable raw material costs net of pricing and mix ($23 million) and higher unit volumes ($1 million) were partially offset by increased manufacturing costs ($6 million). The increased manufacturing costs were primarily in the Americas and included higher costs related to the greater complexity of manufacturing higher value, higher margin tires in North America, as well as increases in costs in Latin America as a result of non-recurring costs in our Mexican operation related to manufacturing process changes that took place in the first quarter of 2016. Product liability charges decreased ($6 million), selling, general and administrative costs decreased ($2 million) and other operating costs increased ($5 million), including unfavorable currency impacts, compared with the first quarter of 2015.

The Company experienced decreases in the costs of certain of its principal raw materials in the first three months of 2016 compared with the first three months of 2015. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based. Substantially all U.S. inventories have been valued using the LIFO method of inventory costing which accelerates the impact to cost of goods sold from changes to raw material prices.

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

Product liability expenses totaled $16 million and $22 million in the first quarter of 2016 and 2015, respectively. The change in the expense results from claim settlements and adjustments to existing reserves based on the Company’s quarterly comprehensive review of outstanding claims. Additional information related to the Company’s accounting for product liability costs appears in the Notes to the Condensed Consolidated Financial Statements.

Selling, general, and administrative expenses were $59 million in the first quarter of 2016 (9.1 percent of net sales) and $62 million in the first quarter of 2015 (9.3 percent of net sales). The decrease in selling, general and administrative expenses was primarily driven by lower mark to market costs of stock based liabilities, along with lower professional fees. These reductions were partially offset by higher incentive compensation and higher brand and product marketing costs in the Americas segment.

Interest expense and interest income in the first quarter of 2016 have remained comparable to the first quarter of 2015.

Other income increased $1 million over the first quarter of 2015, due primarily to the impact of foreign currency forward contracts.

For the quarter ended March 31, 2016, the Company recorded income tax expense of $28 million (effective rate of 32.3 percent) as compared with $22 million (effective rate of 34.8 percent) for the comparable period in 2015. The 2016 three-month period income tax expense is calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. This is impacted by the projected mix of earnings in the U.S. and in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions with no tax benefit due to valuation allowances. Additionally, the effective rate for the quarter was lower than prior year primarily due to a reduction in the Company’s liability for unrecognized tax benefits as a result of lapses in statutes. Income tax expense for the period is higher due to increased earnings, primarily in the U.S, compared with the same period of the prior year.

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

The Company has four segments under ASC 280:

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

Americas Tire Operations Segment

	Three Months Ended March 31,
	2016	Change	2015
(Dollar amounts in thousands)

Net sales	$579,338	-3.2%	$598,514

Operating profit	$106,052	17.8%	$89,998

Operating margin	18.3%	3.3 points	15.0%

Total unit sales change		-0.5%

United States replacement market unit shipment changes:

Total light vehicle tires
Segment		-1.4%
RMA members		0.6%
Total Industry		6.2%

Overview

The Americas Tire Operations segment is the aggregation of the Company’s North America and Latin America operating segments. The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a joint venture manufacturing operation in Mexico, COOCSA, which supplies passenger car tires to the U.S., Mexican, Central American and South American markets. The segment also distributes tires for racing, medium trucks and motorcycles. The racing and motorcycle tires are manufactured in the Company’s European Operations segment and by others. The medium truck tires are sourced predominantly through an off-take agreement that was entered into with CCT subsequent to the Company’s sale of its ownership interest in this former joint venture. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to original equipment manufacturers.

Sales

Net sales of the Americas Tire Operations segment for the first quarter of 2016 decreased from $599 million to $579 million, or 3.2 percent, from the first quarter of 2015. The decrease in sales was a result of decreased unit volumes ($3 million), unfavorable pricing and mix ($11 million) and unfavorable exchange rates ($6 million). Unit shipments for the segment decreased 0.5 percent compared with the first quarter of 2015. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 1.4 percent in the first quarter of 2016 compared with the first quarter of 2015. This decrease compares with a 0.6 percent increase in total light vehicle tire shipments experienced by the members of the Rubber Manufacturers Association (“RMA”), and a 6.2 percent increase in total light vehicle tire shipments experienced for the total industry (which includes an estimate for non-RMA members). The decline in the quarter was driven by reduced private label shipments. This decline was partially offset by strong performance by the segment in light truck and SUV tire shipments.

Operating Profit

Operating profit for the segment increased $16 million to $106 million in the first quarter of 2016. Favorable raw material costs net of pricing and mix ($27 million) and lower product liability expense ($6 million) were partially offset by lower unit volumes ($2 million). Manufacturing costs increased ($5 million), which included costs related to the greater complexity of manufacturing higher value, higher margin tires in North America, as well as increases in costs in Latin America as a result of non-recurring costs in our Mexican operation related to manufacturing process changes that took place in the first quarter of 2016. Selling, general and administrative costs ($5 million) were higher in the first quarter of 2016 as a result of higher brand and marketing costs. Other operating costs, including unfavorable currency impacts, increased ($5 million) compared with the same period in 2015.

The segment’s internally calculated raw material index of 132 during the quarter was a decrease of 17.3 percent from the first quarter of 2015. The raw material index decreased 10.1 percent from the quarter ended December 31, 2015.

International Tire Operations Segment

	Three Months Ended March 31,
	2016	Change	2015
(Dollar amounts in thousands)

Net sales	$103,226	-3.6%	$107,102

Operating profit	$(1,772)	36.6%	$(2,793)

Operating margin	-1.7%	0.9 points	-2.6%

Total unit sales change		4.6%

Overview

The International Tire Operations segment is the combination of the Asia and Europe operating segments. The European operations have manufacturing facilities in the U.K. and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures light vehicle tires primarily for the European markets and for export to the U.S. The Asian operations are located in the PRC. In the PRC, Cooper Kunshan Tire manufactures light vehicle tires both for export to markets outside of the PRC and for the Chinese domestic market. The segment also had a joint venture in the PRC, CCT, which manufactured and marketed radial and bias medium truck tires, as well as passenger car and light truck tires for domestic and global markets. The Company sold its ownership interest in this joint venture in November 2014, and the Company now procures these tires under off-take agreements through mid-2018 from this entity. The majority of the tires manufactured by the International Tire Operations segment are sold in the replacement market, with a portion also sold to original equipment manufacturers.

Sales

Net sales of the International Tire Operations segment for the first quarter of 2016 decreased $4 million, or 3.6 percent, from the first quarter of 2015. The segment experienced increased unit volumes ($5 million), which were more than offset by unfavorable price and mix ($6 million) and unfavorable exchange rates ($3 million) compared with the first quarter of 2015. Unit volumes increased in Europe due to higher exports into the United States. Unit volume in Asia declined, driven by a reduction in exports to the United States, partially offset by increased sales in the domestic China market for both original equipment and replacement tires. Net exports to the US decreased compared with the first quarter of 2015.

Operating Loss

Operating loss for the segment improved $1 million to an operating loss of $2 million in the first quarter of 2016. Raw material costs net of pricing and mix were comparable to the first quarter of 2015. Selling, general and administrative expenses decreased ($2 million) and unit volumes increased ($1 million). Other costs ($2 million), including unfavorable currency impacts, increased compared with the first quarter of 2015.

Outlook for Company

For the full year, the Company expects unit volume growth in each of its segments.

The Company expects the full year 2016 operating margin, excluding the impact of acquisitions, to be modestly above 2015 levels. The International segment, excluding the impact of acquisitions, is expected to generate continued improvement in operating profit in 2016 and approach break-even operating profit by the fourth quarter of 2016.

First quarter raw material costs decreased approximately 10.1 percent from the fourth quarter of 2015. The Company anticipates a modest increase in raw material costs in the second quarter of 2016.

The Company expects capital expenditures to range between $210 million and $240 million for the full year. The Company projects its effective tax rate for 2016 to be between 33 percent and 35 percent.

Liquidity and Capital Resources

Sources and uses of cash in operating activities - Net cash provided by operating activities of continuing operations was $2 million in the first quarter of 2016. Net income provided $59 million and other non-cash charges contributed $17 million, which were largely offset by changes in working capital accounts, which consumed $74 million.

Net cash used by operating activities of continuing operations was $8 million in the first quarter of 2015. Net income provided $42 million, which was more than offset by other non-cash charges usage of $4 million and changes in working capital accounts, which consumed $46 million.

Use of cash in investing activities – Net cash used in investing activities during 2016 and 2015 reflect capital expenditures of $36 million and $48 million, respectively.

Sources and uses of cash in financing activities –The Company repurchased $25 million and $12 million of its common stock in the first quarter of 2016 and 2015, respectively. During the first quarter of 2016, the Company repaid $8 million on short-term debt. In the first quarter of 2015, the Company repaid $41 million of short-term debt, including the repayment of $40 million of 2014 borrowings on its domestic credit lines.

Dividends paid on the Company’s common shares were $6 million in the first quarter of both 2016 and 2015, respectively. During 2016, stock options were exercised to acquire 138,486 shares of common stock with a cash impact of $3 million, including $139 thousand of excess tax benefits on equity instruments. During 2015, stock options were exercised to acquire 745,665 shares of common stock with a cash impact of $17 million, including $3 million of excess tax benefits on equity instruments.

Available cash, credit facilities and contractual commitments – At March 31, 2016, the Company had cash and cash equivalents of $434 million.

Domestically, the Company has a revolving credit facility with a consortium of banks that provides up to $400 million based on available collateral, including a $110 million letter of credit subfacility, and expires in May 2020. The Company also has an accounts receivable securitization facility with a borrowing limit of up to $150 million, based on available collateral, which expires in May 2018.

These credit facilities are undrawn, other than to secure letters of credit, at March 31, 2016. The Company’s additional borrowing capacity, net of amounts used to back letters of credit and based on available collateral at March 31, 2016, was $504 million.

The Company’s operations in Asia have annual renewable unsecured credit lines that provide up to $107 million of borrowings and do not contain significant financial covenants. The additional borrowing capacity on the Asian credit lines totaled $101 million at March 31, 2016.

The Company believes that its cash and cash equivalent balances along with available cash from operating cash flows and credit facilities will be adequate to fund its typical needs, including working capital requirements, projected capital expenditures, including its portion of capital expenditures in its partially-owned subsidiary, and dividend and share repurchase goals. The Company also believes it has access to additional funds from capital markets to fund potential strategic initiatives. The entire amount of short-term notes payable outstanding at March 31, 2016 is debt of consolidated subsidiaries. The Company expects its subsidiaries to refinance or pay these amounts within the next twelve months.

The following table summarizes long-term debt at March 31, 2016:

Parent company
8% unsecured notes due December 2019	$173,578
7.625% unsecured notes due March 2027	116,880
Capitalized leases and other	6,862

297,320
Less: unamortized debt issuance costs	883

296,437
Less: current maturities	600

$295,837

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

It is possible that actual results may differ materially from projections or expectations due to a variety of factors, including but not limited to:

•	volatility in raw material and energy prices, including those of rubber, steel, petroleum-based products and natural gas or the unavailability of such raw materials or energy sources;

•	the failure of the Company’s suppliers to timely deliver products in accordance with contract specifications;

•	changes to tariffs or the imposition of new tariffs or trade restrictions, including changes related to the anti-dumping and countervailing duties for passenger car and light truck tires imported into the United States from China; and any duties from the recent open investigation into truck and bus tires imported into the United States from China

•	changes in economic and business conditions in the world;

•	increased competitive activity including actions by larger competitors or lower-cost producers;

•	the failure to achieve expected sales levels;

•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons;

•	the ultimate outcome of litigation brought against the Company, including stockholders lawsuits relating to the terminated Apollo merger as well as product liability claims, in each case which could result in commitment of significant resources and time to defend and possible material damages against the Company or other unfavorable outcomes;

•	a disruption in, or failure of, the Company’s information technology systems, including those related to cyber security, could adversely affect the Company’s business operations and financial performance;

•	changes in pension expense and/or funding resulting from investment performance of the Company’s pension plan assets and changes in discount rate, salary increase rate, and expected return on plan assets assumptions, or changes to related accounting regulations;

•	government regulatory and legislative initiatives including environmental and healthcare matters;

•	volatility in the capital and financial markets or changes to the credit markets and/or access to those markets;

•	changes in interest or foreign exchange rates;

•	an adverse change in the Company’s credit ratings, which could increase borrowing costs and/or hamper access to the credit markets;

•	failure to implement information technologies or related systems, including failure by the Company to successfully implement an ERP system;

•	the risks associated with doing business outside of the United States;

•	the failure to develop technologies, processes or products needed to support consumer demand;

•	technology advancements;

•	the inability to recover the costs to develop and test new products or processes;

•	the impact of labor problems, including labor disruptions at the Company, its joint venture, or at one or more of its large customers or suppliers;

•	failure to attract or retain key personnel;

•	consolidation among the Company’s competitors or customers;

•	inaccurate assumptions used in developing the Company’s strategic plan or operating plans or the inability or failure to successfully implement such plans;

•	any unforeseen circumstances that arise that cause the Board of Directors to alter its succession plans for the leadership of the Company;

•	risks relating to acquisitions, such as the proposed acquisition of a majority interest in China based Qingdao Ge Rui Da Rubber Co., Ltd., including the failure to successfully complete acquisitions or integrate them into operations or their related financings may impact liquidity and capital resources;

•	changes in the Company’s relationship with its joint-venture partner or suppliers, including any changes with respect to the production of Cooper-branded products by CCT, the Company’s former joint venture in China;

•	the ability to find alternative sources for products supplied by CCT;

•	the inability to obtain and maintain price increases to offset higher production or material costs;

•	inability to adequately protect the Company’s intellectual property rights; and

•	inability to use deferred tax assets.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at March 31, 2016, from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2015.

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

The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of March 31, 2016 (“Evaluation Date”)). Based on its initial evaluation, the Company’s CEO and CFO concluded that its disclosure controls and procedures were effective as of the Evaluation Date.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are product liability cases in which individuals involved in motor vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at March 31, 2016. In the future, such costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

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

Stockholder Derivative Litigation

On February 24, March 6, and April 17, 2014, purported stockholders of the Company filed derivative actions on behalf of the Company in the U.S. District Court for the Northern District of Ohio and the U.S. District Court for the District of Delaware against certain officers and employees and the then current members of the Company’s board of directors. The lawsuits have been transferred to the U.S. District Court for the District of Delaware and consolidated under the caption Fitzgerald v. Armes, et al., No. 1:14-cv-479 (D. Del.). The Company is named as a nominal defendant in the lawsuits, and the lawsuits seek recovery for the benefit of the Company. The plaintiffs allege that the defendants breached their fiduciary duties to the Company by issuing allegedly misleading disclosures in connection with the terminated merger transaction and that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 by means of the same allegedly misleading disclosures. The plaintiffs also assert claims for waste of corporate assets, unjust enrichment, “gross mismanagement” and “abuse of control.” The complaints seek, among other things, unspecified money damages from the defendants, injunctive relief and an award of attorney’s fees. A purported stockholder of the Company has also submitted a demand to the Company’s board of directors that it cause the Company to bring claims against certain of the Company’s officers and directors for the matters alleged in the stockholder derivative lawsuits; following an investigation, the board of directors determined that the actions requested in the demand were not in the Company’s interests and accordingly rejected the demand.

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

The pricing volatility for natural rubber, petroleum-based materials and other raw materials contributes to the difficulty in managing the costs of raw materials. Costs for certain raw materials used in the Company’s operations, including natural rubber, chemicals, carbon black, steel reinforcements and synthetic rubber remain highly volatile. Increasing costs for raw material supplies will increase the Company’s production costs and affect its margins if the Company is unable to pass the higher production costs on to its customers in the form of price increases. Decreasing costs for raw materials could also affect margins if the Company is unable to maintain its pricing structure due to the need to offer price reductions to remain competitive. Further, if the Company is unable to obtain adequate supplies of raw materials in a timely manner for any reason, its operations could be interrupted or otherwise adversely affected.

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

In addition, antidumping and countervailing duty investigations into certain truck and bus tires imported from the PRC into the U.S. were initiated on January 29, 2016. The Company is not yet able to determine the outcome of these investigations and what impact, if any, they will have on the Company. The imposition of additional duties in the U.S. on certain tires imported from the PRC could result in higher costs and lower margins or in those tires being diverted to other regions of the world, such as Europe, Latin America or elsewhere in Asia, which could materially harm the Company’s results of operations, financial condition and liquidity.

The Company is facing supply risks related to certain tires it purchases from CCT.

In 2014, the Company sold its ownership interest in CCT and entered into off-take agreements with CCT to provide the continuous supply of certain tires for the Company. The off-take agreements expire in mid-2018. If there are any disruptions in or quality issues with the supply of Cooper-branded products from CCT, it could have a material negative impact on the Company’s business. In addition, the Company could be required to find an alternative source for CCT-produced tires and there can be no assurance that the Company will be able to do so in a timely manner. CCT is currently the sole supplier of medium truck tires for the Company.

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

If the Company is unable to attract and retain key personnel or implement its succession plan, its business could be materially adversely affected.

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

There is no assurance that the Board of Directors will take the actions set forth in the Company’s previously announced succession plans and it is possible that the Company’s succession plans may differ materially from expectations due to a variety of factors, including, but not limited to: (i) re-election of the expected Non-Executive Chairman of the Board at the Company’s Annual Meeting of Stockholders, (ii) the expected Non-Executive Chairman of the Board’s continued independence, and (iii) any unforeseen circumstances that arise that cause the Board of Directors to alter its succession plans for the leadership of the Company.

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

The Company’s strategy includes the use of joint ventures and other partially-owned subsidiaries. These entities operate in countries outside of the U.S., are generally less well capitalized than the Company and bear risks similar to the risks of the Company. In addition, there are specific risks applicable to these subsidiaries and these risks, in turn, add potential risks to the Company. Such risks include greater risk of joint venture partners or other investors failing to meet their obligations under related stockholders’ agreements; conflicts with joint venture partners; the possibility of a joint venture partner taking valuable knowledge from the Company; and risk of being denied access to the capital markets, which could lead to resource demands on the Company in order to maintain or advance its strategy. The Company’s outstanding notes and primary credit facility contain cross default provisions in the event of certain defaults by the Company under other agreements with third parties. For further discussion of access to the capital markets, see also related comments under “The Company has a risk due to volatility of the capital and financial markets.”

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

The Company may initiate restructuring actions designed to improve future profitability and competitiveness, and enhance the Company’s flexibility. The Company may not realize anticipated savings or benefits from future actions in full or in part or within the time periods we expect. The Company is also subject to the risks of labor unrest, negative publicity and business disruption in connection with these actions. Failure to realize anticipated savings or benefits from the Company’s actions could have an adverse effect on the business. Such restructuring actions could have a significant negative impact on the Company’s earnings or cash flow in the short-term.

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

The Company has been and may continue to be impacted by currency fluctuations, which may reduce reported results for the Company’s international operations and otherwise adversely affect the business.

Because the Company conducts transactions in various non-U.S. currencies, including the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish kronar, Mexican peso, Chinese yuan and Brazilian real, fluctuations in foreign currency exchange rates may impact the Company’s financial condition, results of operations and cash flows. The Company’s operating results are subject to the effects of fluctuations in the value of these currencies and fluctuations in the related currency exchange rates. As a result, the Company’s sales have historically been affected by, and may continue to be affected by, these fluctuations. Exchange rate movements between currencies in which the Company sells its products have been affected by and may continue to result in exchange losses that could materially affect results. During times of strength of the U.S. dollar, the reported revenues of the Company’s international operations will be reduced because local currencies will translate into fewer dollars. In addition, a strong U.S. dollar may increase the competitiveness of competitors based outside of the United States. As a result, continued strengthening of the U.S. dollar may have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

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

The following table sets forth a summary of the Company’s purchases during the quarter ended March 31, 2016 of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (in thousands, except number of shares and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 through January 31, 2016 (1)	261,263	$35.46	261,263	$82,004
February 1, 2016 through February 29, 2016 (1)	235,831	$35.43	235,831	$200,000
March 1, 2016 through March 31, 2016 (2)	192,850	$37.35	192,850	$192,802

Total	689,944		689,944

(1)	On February 20, 2015, the Board of Directors authorized a program to repurchase up to $200,000, excluding commissions, of the Company’s common stock through December 31, 2016 (the “Repurchase Program”).

(2)	On February 19, 2016, the Board of Directors increased the amount authorized under and extended the duration of the Repurchase Program (as amended, the “Amended Repurchase Program”). The Amended Repurchase Program amended and superseded the Repurchase Program and allows the Company to repurchase up to $200,000, excluding commissions, of the Company’s common stock from February 22, 2016 through December 31, 2017. The approximately $73,654 remaining under the Repurchase Program as of February 19, 2016 is included in the $200,000 maximum amount authorized by the Amended Repurchase Program. No other changes were made. The Amended Repurchase Program does not obligate the Company to acquire any specific number of shares and can be suspended or discontinued at any time without notice. Under the Amended Repurchase Program, shares can be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

Item 6.	EXHIBITS

(a) Exhibits

(10.1)	Equity Joint Venture Contract for Cooper (Qingdao) Tire Co. Ltd., dated as of January 4, 2016, by and between Qingdao Yiyuan Investment Co., Ltd. and Cooper Tire (China) Investment Co., Ltd. and Cooper Tire Holding Company

(10.2)	Agreement for Transfer of Equity Interests in Qingdao Ge Rui Da Rubber Co., Ltd., dated as of January 4, 2016, by and among Qingdao Yiyuan Investment Co., Ltd. and Li Xinhu and Cooper Tire (China) Investment Co., Ltd. and Cooper Tire Holding Company and Qingdao Ge Rui Da Rubber Co., Ltd.

(10.3)	Cooper (Qingdao) Tire Co., Ltd. Capital Increase Agreement, dated as of January 4, 2016

(31.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

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

April 29, 2016
(Date)