Form 10-Q
period 2016-06-30
COOPER TIRE & RUBBER CO
filed 2016-08-04
CIK 24491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Number of shares of common stock of registrant outstanding as of August 3, 2016: 54,144,593

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollar amounts in thousands except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$740,294	$751,781	$1,390,069	$1,414,987
Cost of products sold	560,625	592,089	1,059,971	1,123,340

Gross profit	179,669	159,692	330,098	291,647

Selling, general and administrative expense	69,753	60,264	129,078	121,865

Operating profit	109,916	99,428	201,020	169,782

Interest expense	(6,286)	(6,240)	(12,921)	(12,597)
Interest income	948	514	1,888	1,075
Other non-operating income	1,427	1,592	2,888	1,672

Income before income taxes	106,005	95,294	192,875	159,932

Provision for income taxes	34,654	34,818	62,752	57,294

Net income	71,351	60,476	130,123	102,638

Net income attributable to noncontrolling shareholder interests	602	894	369	2,295

Net income attributable to Cooper Tire & Rubber Company	$70,749	$59,582	$129,754	$100,343

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$1.29	$1.04	$2.35	$1.74

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$1.27	$1.03	$2.32	$1.72

Dividends per share	$0.105	$0.105	$0.210	$0.210

See accompanying notes to Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$71,351	$60,476	$130,123	$102,638
Other comprehensive (loss) income
Foreign currency translation adjustments	(22,239)	9,293	(25,191)	(3,565)

Financial instruments
Change in the fair value of derivatives	(295)	(6,464)	(5,751)	(2,044)
Income tax benefit on derivative instruments	90	2,564	2,163	832

Financial instruments, net of tax	(205)	(3,900)	(3,588)	(1,212)

Postretirement benefit plans
Amortization of actuarial loss	10,937	11,687	21,869	23,357
Amortization of prior service credit	(142)	(142)	(283)	(283)
Income tax provision on postretirement benefit plans	(3,854)	(4,104)	(7,707)	(8,205)
Foreign currency translation effect	5,234	(6,257)	7,263	(991)

Postretirement benefit plans, net of tax	12,175	1,184	21,142	13,878

Other comprehensive (loss) income	(10,269)	6,577	(7,637)	9,101

Comprehensive income	61,082	67,053	122,486	111,739
Less comprehensive (loss) income attributable to noncontrolling shareholder interests	(996)	342	(1,427)	643

Comprehensive income attributable to Cooper Tire & Rubber Company	$62,078	$66,711	$123,913	$111,096

See accompanying notes to Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per-share amounts)

	June 30,
	2016	December 31,
	(Unaudited)	2015
ASSETS
Current assets:
Cash and cash equivalents	$412,098	$505,157
Notes receivable	5,886	8,750
Accounts receivable, less allowances of $7,532 at 2016 and $7,533 at 2015	430,043	371,757
Inventories at lower of cost or market:
Finished goods	387,742	297,967
Work in process	25,875	26,666
Raw materials and supplies	93,365	87,928

	506,982	412,561
Other current assets	49,085	36,405

Total current assets	1,404,094	1,334,630
Property, plant and equipment:
Land and land improvements	49,106	49,782
Buildings	279,054	277,034
Machinery and equipment	1,663,545	1,637,637
Molds, cores and rings	218,697	236,370

	2,210,402	2,200,823
Less: accumulated depreciation	1,407,468	1,405,625

Net property, plant and equipment	802,934	795,198
Goodwill	18,851	18,851
Intangibles, net of accumulated amortization of $69,188 at 2016 and $62,274 at 2015	132,300	133,490
Restricted cash	991	802
Deferred income tax assets	127,998	136,310
Other assets	17,306	16,895

Total assets	$2,504,474	$2,436,176

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$3,716	$12,437
Accounts payable	214,961	215,850
Accrued liabilities	208,416	199,368
Income taxes payable	18,972	4,748
Current portion of long-term debt	600	600

Total current liabilities	446,665	433,003

Long-term debt	295,853	296,412
Postretirement benefits other than pensions	250,519	249,650
Pension benefits	280,971	304,621
Other long-term liabilities	143,008	132,594
Deferred income tax liabilities	2,085	2,285
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued	87,850	87,850
Capital in excess of par value	23,225	16,306
Retained earnings	2,214,067	2,095,923
Accumulated other comprehensive loss	(515,608)	(509,767)

	1,809,534	1,690,312

Less: common shares in treasury at cost (33,368,351 at 2016 and 32,017,754 at 2015)	(761,097)	(711,064)

Total parent stockholders’ equity	1,048,437	979,248
Noncontrolling shareholder interest in consolidated subsidiary	36,936	38,363

Total equity	1,085,373	1,017,611

Total liabilities and equity	$2,504,474	$2,436,176

See accompanying notes to Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income	$130,123	$102,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,092	59,457
Stock-based compensation	9,699	8,674
Change in LIFO inventory reserve	(18,232)	(51,512)
Amortization of unrecognized postretirement benefits	21,586	23,074
Changes in operating assets and liabilities:
Accounts and notes receivable	(61,069)	(38,195)
Inventories	(82,909)	(18,131)
Other current assets	(17,193)	(10,087)
Accounts payable	6,898	(20,358)
Accrued liabilities	5,154	17,952
Other items	10,929	(26,638)

Net cash provided by operating activities	69,078	46,874

Investing activities:
Additions to property, plant and equipment and capitalized software	(85,479)	(88,598)
Proceeds from the sale of assets	331	1,555

Net cash used in investing activities	(85,148)	(87,043)

Financing activities:
Net payments on short-term debt	(9,200)	(43,554)
Repayments of long-term debt	(600)	(1,708)
Payment of financing fees	—	(2,586)
Repurchase of common stock	(54,130)	(60,046)
Payment of dividends to Cooper Tire & Rubber Company stockholders	(11,584)	(12,050)
Issuance of common shares and excess tax benefits on stock options	3,525	17,441

Net cash used in financing activities	(71,989)	(102,503)

Effects of exchange rate changes on cash	(5,000)	(923)

Net change in cash and cash equivalents	(93,059)	(143,595)

Cash and cash equivalents at beginning of year	505,157	551,652

Cash and cash equivalents at end of period	$412,098	$408,057

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

There is a year-round demand for the Company’s passenger and truck replacement tires, but sales of light vehicle replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November. Operating results for the six-month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

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

Joint Venture Agreement

On January 4, 2016, the Company announced that it had entered into an agreement to purchase a majority of China-based Qingdao Ge Rui Da Rubber Co., Ltd. (“GRT”). The Company will own 65 percent of the entity for 600,000 RMB, or approximately $92,000 as of the date the agreement was signed, including the acquisition and initial investments in the operation. The transaction is expected to close in 2016, pending certain permits and approvals by the Chinese government.

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

Accounting Pronouncements – To Be Adopted

Revenue Recognition – In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. The standard provides a five-step model to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The standard also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The standard was proposed to be effective for annual and interim periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations,” which clarifies that the determination of whether the reporting entity is a principal or an agent should be made for each specified good or service promised to the customer. In April 2016, the FASB issued ASU 2016-10 “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” which clarifies treatment related to immaterial items, shipping and handling activities, and assessing whether promised goods or services are distinct in identifying performance obligations. In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients,” which provides additional guidance concerning collectibility, presentation of sales tax collected from customers, practical expedients with respect to contract modifications, and additional transition guidance. The new revenue recognition standard permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the impact the new standards will have on its condensed consolidated financial statements and related disclosures.

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

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator
Numerator for basic and diluted earnings per share - Net income attributable to common stockholders	$70,749	$59,582	$129,754	$100,343

Denominator
Denominator for basic earnings per share - weighted average shares outstanding	55,020	57,244	55,280	57,658

Effect of dilutive securities - stock options and other stock units	582	534	572	633

Denominator for diluted earnings per share - adjusted weighted average shares outstanding	55,602	57,778	55,852	58,291

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$1.29	$1.04	$2.35	$1.74

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$1.27	$1.03	$2.32	$1.72

All options to purchase shares of the Company’s common stock were included in the computation of diluted earnings per share as the options’ exercise prices were less than the average market price of the common shares at both June 30, 2016 and 2015.

3.	Inventories

Inventory costs are determined using the last-in, first-out (“LIFO”) method for substantially all U.S. inventories. The current cost of the U.S. inventories under the first-in, first-out (“FIFO”) method was $432,372 and $361,779 at June 30, 2016 and December 31, 2015, respectively. These FIFO values have been reduced by approximately $54,891 and $73,123 at June 30, 2016 and December 31, 2015, respectively, to arrive at the LIFO value reported on the Condensed Consolidated Balance Sheets. The remaining inventories have been valued under the FIFO or average cost methods. All inventories are stated at the lower of cost or market.

4.	Fair Value Measurements

Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. The change in values of the fair value foreign currency hedges offsets exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish krona, Norwegian krone, Mexican peso and Chinese yuan generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at June 30, 2016 and December 31, 2015 was $104,131 and $68,732, respectively. The counterparties to each of these agreements are major commercial banks.

The Company uses non-designated foreign currency forward contracts to hedge its net foreign currency monetary assets and liabilities primarily resulting from non-functional currency denominated receivables and payables of certain U.S. and foreign entities.

Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately ($2,351) and $3,400 as of June 30, 2016 and December 31, 2015, respectively) are recorded as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets and reclassified into earnings as the hedged transactions occur.

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

The derivative instruments are subject to master netting arrangements with the counterparties to the contracts. The following table presents the location and amounts of derivative instrument fair values in the Condensed Consolidated Balance Sheets:

	June 30, 2016	December 31, 2015
Assets/(liabilities)
Designated as hedging instruments:
Gross amounts recognized	$(2,351)	$3,559
Gross amounts offset	—	(35)

Net amounts	$(2,351)	$3,524

Not designated as hedging instruments:
Gross amounts recognized	473	174

Other current (liabilities) assets	$(1,878)	$3,698

The following table presents the location and amount of gains and losses on derivative instruments in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Designated as Cash Flow Hedges	2016	2015	2016	2015
Amount of (Loss) Gain Recognized in Other Comprehensive Income on Derivatives (Effective Portion)	$(312)	$(3,800)	$(4,356)	$4,946

Amount of (Loss) Gain Reclassified from Cumulative Other Comprehensive Loss into Income (Effective Portion)	(17)	2,664	1,395	6,990

Amount of Loss Recognized in Income on Derivatives (Ineffective Portion)	—	(289)	—	(81)

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss)
		Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
Derivatives not Designated		June 30,		June 30,
as Hedging Instruments		2016	2015	2016	2015
Foreign exchange contracts	Other non-operating income	$585	$1,052	$(315)	$1,284

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

The valuation of foreign exchange forward contracts was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2016 and December 31, 2015, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The valuation of stock-based liabilities was determined using the Company’s stock price, and as a result, these liabilities are classified in Level 1 of the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	June 30, 2016
	Total Liabilities	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Exchange Contracts	$(1,878)	$—	$(1,878)	$—

Stock-based Liabilities	$(16,097)	$(16,097)	$—	$—

	December 31, 2015
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Exchange Contracts	$3,698	$—	$3,698	$—

Stock-based Liabilities	$(18,057)	$(18,057)	$—	$—

The fair market value of Cash and cash equivalents, Notes receivable, Restricted cash, Notes payable and Current portion of long-term debt at June 30, 2016 and December 31, 2015 are equal to their corresponding carrying values as reported on the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, respectively. Each of these classes of assets and liabilities is classified as Level 1 within the fair value hierarchy.

The fair market value of Long-term debt is $329,723 and $323,522 at June 30, 2016 and December 31, 2015, respectively, and is classified within Level 1 of the fair value hierarchy. The carrying value of Long-term debt is $295,853 and $296,412 as reported on the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, respectively.

5.	Income Taxes

For the quarter ended June 30, 2016, the Company recorded income tax expense of $34,654 (effective rate of 32.7 percent) compared with $34,818 (effective rate of 36.5 percent) for the comparable period in 2015. For the six-month period ended June 30, 2016, the Company recorded income tax expense of $62,752 (effective rate of 32.5 percent) compared with $57,294 (effective rate of 35.8 percent) for the comparable period in 2015. The 2016 quarter and six-month period income tax expense is calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. This rate differs from the U.S. federal statutory rate of 35 percent primarily because of the projected mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions with no tax benefit due to valuation allowances.

Income tax expense for the current quarter is comparable to the same period from the prior year on greater earnings due to a lower forecasted annual effective tax rate that is the result of a higher mix of earnings in international jurisdictions with lower tax rates. Income tax expense for the six-month period is higher compared to the same period from the prior year due to increased earnings, primarily in the U.S., partially offset with the benefit of a higher mix of earnings in international jurisdictions with lower tax rates. In addition, both the current quarter and six-month period were favorably impacted by a reduction in the Company’s liability for unrecognized tax benefits as a result of lapses in statutes.

The Company continues to maintain a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” against a portion of its U.S. and non-U.S. deferred tax asset position at June 30, 2016, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a loss carryforward by a valuation allowance of $2,096. In addition, the Company has recorded valuation allowances of $12,802 relating to non-U.S. net operating losses for a total valuation allowance of $14,898. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.

The Company maintains an ASC 740-10, “Accounting for Uncertainty in Income Taxes,” liability for unrecognized tax benefits for permanent and temporary differences. At June 30, 2016, the Company’s liability, exclusive of interest, totals approximately $3,196. The Company reduced the amount of unrecognized tax benefits during the quarter, primarily as a result of lapses in statutes. The Company accrued an immaterial amount of interest expense related to these unrecognized tax benefits during the quarter. Based upon the outcome of tax examinations, judicial proceedings, or expiration of statutes of limitations, it is possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities.

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

6.	Pensions and Postretirement Benefits Other than Pensions

The following tables disclose the amount of net periodic benefit costs for the three- and six-months ended June 30, 2016 and 2015 for the Company’s defined benefit plans and other postretirement benefits:

	Pension Benefits - Domestic
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$2,403	$2,759	$4,806	$5,518
Interest cost	10,617	10,051	21,233	20,101
Expected return on plan assets	(13,391)	(13,665)	(26,783)	(27,330)
Amortization of actuarial loss	9,576	9,878	19,152	19,757

Net periodic benefit cost	$9,205	$9,023	$18,408	$18,046

	Pension Benefits - International
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$2	$2	$4	$5
Interest cost	3,737	3,972	7,461	7,902
Expected return on plan assets	(3,002)	(3,112)	(5,992)	(6,191)
Amortization of actuarial loss	1,361	1,809	2,717	3,600

Net periodic benefit cost	$2,098	$2,671	$4,190	$5,316

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$537	$628	$1,074	$1,256
Interest cost	2,705	2,580	5,410	5,160
Amortization of prior service cost	(142)	(142)	(283)	(283)

Net periodic benefit cost	$3,100	$3,066	$6,201	$6,133

Domestic Pension Plans Lump Sum Offering

In order to reduce the size and potential future volatility of the Company’s domestic defined benefit pension plan obligations, the Company has offered approximately 1,200 former employees who have deferred vested pension plan benefits a one-time option to receive a lump sum distribution of their benefits by the end of 2016. The vested benefit obligation associated with these former employees is approximately $42,000, equivalent to about 4 percent of the Company’s benefit obligation for the domestic plans.

Eligible participants had until July 31, 2016 to make their election. Based upon the percentage of eligible participants that chose the lump sum option, the Company will recognize a one-time, non-cash settlement charge in the third quarter estimated to be between $14 million and $18 million. The lump sum payments will be funded from existing pension plan assets and will occur by the end of the third quarter of 2016.

7.	Product Warranty Liabilities

The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities:

	2016	2015
Reserve at beginning of year	$12,339	$14,005
Additions	4,792	4,824
Payments	(5,121)	(6,089)

Reserve at June 30	$12,010	$12,740

8.	Stockholders’ Equity

The following table reconciles the beginning and end of the period equity accounts attributable to Cooper Tire & Rubber Company and to the noncontrolling shareholder’s interest:

	Total Equity
		Noncontrolling
	Total	Shareholder
	Parent	Interest in	Total
	Stockholders’	Consolidated	Stockholders’
	Equity	Subsidiary	Equity
Balance at December 31, 2015	$979,248	$38,363	$1,017,611

Net income	129,754	369	130,123
Other comprehensive loss	(5,841)	(1,796)	(7,637)

Share repurchase program	(54,130)	—	(54,130)
Stock compensation plans	10,990	—	10,990
Cash dividends - $0.210 per share	(11,584)	—	(11,584)

Balance at June 30, 2016	$1,048,437	$36,936	$1,085,373

9.	Share Repurchase Programs

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

For the period January 1, 2016 through February 19, 2016, the Company repurchased an additional 497,094 shares of the Company’s common stock under the Repurchase Program for $17,622, including applicable commissions, which represented an average price of $35.45 per share. All repurchases under the Repurchase Program were made using cash resources.

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

For the period February 22, 2016 through June 30, 2016, the Company repurchased 1,087,115 shares of the Company’s common stock under the Amended Repurchase Program for $36,508, including applicable commissions, which represented an average price of $33.58 per share. As of June 30, 2016, approximately $163,524 remained of the $200,000 Amended Repurchase Program. All repurchases under the Amended Repurchase Program were made using cash resources.

In the first half of 2016, the Company repurchased 1,584,209 shares of the Company’s common stock under the Repurchase Program and the Amended Repurchase Program for $54,130, including applicable commissions, which represented an average price of $34.17 per share.

Since the share repurchases began in August 2014 through June 30, 2016, the Company has repurchased 10,687,511 shares of the Company’s common stock at an average cost of $33.96 per share.

10.	Stock-Based Compensation

The Company’s incentive compensation plans allow the Company to grant awards to certain employees in the form of stock options, stock awards, restricted stock units, stock appreciation rights, performance stock units, dividend equivalents and other awards. Compensation related to these awards is determined based on the grant-date fair value and is amortized to expense over the vesting period. The Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire without forfeiture of the award. If awards can be settled in cash, these awards are recorded as liabilities and marked to market.

The following table discloses the amount of stock-based compensation expense for the three- and six-month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	$27	$2,323	$458	$3,378
Restricted stock units	1,946	1,888	3,769	3,082
Performance stock units	2,974	1,887	5,472	2,214

Total stock-based compensation	$4,947	$6,098	$9,699	$8,674

Stock Options

In February 2013, employees participating in the 2013-2015 Long-Term Incentive Plan were granted 330,639 stock options which vest one-third each year through February 2016. In February 2014, employees participating in the 2014-2016 Long-Term Incentive Plan were granted 380,064 stock options which vest one-third each year through February 2017. No stock options were granted in the three- or six-month periods ended June 30, 2016 or 2015, respectively.

The following table provides details of the stock option activity for the six months ended June 30, 2016:

Number of Shares
Outstanding at December 31, 2015	668,132
Exercised	(141,117)
Expired	(1,596)
Canceled	(4,398)

Outstanding at June 30, 2016	521,021
Exercisable	406,794

Restricted Stock Units

In February 2016, employees participating in the 2016-2018 Long-Term Incentive Plan were granted 106,287 restricted stock units which vest one-third each year through February 2019. In February 2015, employees participating in the 2015-2017 Long-Term Incentive Plan were granted 105,102 restricted stock units which vest one-third each year through February 2018. Compensation related to the restricted stock units granted is determined based on the fair value of the Company’s stock on the date of grant and is amortized to expense over the vesting period. The weighted average fair values of restricted stock units granted in 2016 and 2015 were $36.67 and $36.78, respectively.

The following table provides details of the nonvested restricted stock unit activity for the six months ended June 30, 2016:

Number of Restricted Stock Units
Nonvested at December 31, 2015	197,388
Granted	109,287
Vested	(34,981)
Canceled	(1,487)
Accrued dividend equivalents	1,771

Nonvested at June 30, 2016	271,978

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

The following table provides details of the nonvested performance stock units under the Company’s Long-Term Incentive Plan:

Number of Performance Stock Units
Performance stock units outstanding at December 31, 2015	191,536
Granted	109,581
Canceled	(1,574)
Accrued dividend equivalents	1,307

Performance stock units outstanding at June 30, 2016	300,850

The Company’s restricted stock units and performance stock units are not participating securities. These units will be converted into shares of Company common stock in accordance with the distribution date indicated in the agreements. Restricted stock units earn dividend equivalents from the time of the award until distribution is made in common shares. Performance stock units earn dividend equivalents from the time the units have been notionally earned based upon Company performance metrics, until distribution is made in common shares. Dividend equivalents are only earned subject to vesting of the underlying restricted stock units and performance stock units. Accordingly, such units do not represent participating securities.

11.	Changes in Accumulated Other Comprehensive Loss by Component

The following tables present the changes in Accumulated Other Comprehensive Loss by Component for the three- and six-month periods ended June 30, 2016 and 2015, respectively.

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Beginning balance, March 31, 2016	(24,788)	71	(482,220)	(506,937)
Other comprehensive (loss) income before reclassifications	(20,641)	(312)	5,234	(15,719)
Income tax effect	—	102	—	102
Amount reclassified from accumulated other comprehensive income (loss)
Cash flow hedges	—	17	—	17
Amortization of prior service credit	—	—	(142)	(142)
Amortization of actuarial losses	—	—	10,937	10,937
Income tax effect	—	(12)	(3,854)	(3,866)

Other comprehensive (loss) income	(20,641)	(205)	12,175	(8,671)

Ending balance June 30, 2016	(45,429)	(134)	(470,045)	(515,608)

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Beginning balance, March 31, 2015	(2,699)	7,450	(531,729)	(526,978)
Other comprehensive income (loss) before reclassifications	9,845	(3,800)	(6,257)	(212)
Income tax effect	—	1,492	—	1,492
Amount reclassified from accumulated other comprehensive income (loss)
Cash flow hedges	—	(2,664)	—	(2,664)
Amortization of prior service credit	—	—	(142)	(142)
Amortization of actuarial losses	—	—	11,687	11,687
Income tax effect	—	1,072	(4,104)	(3,032)

Other comprehensive income (loss)	9,845	(3,900)	1,184	7,129

Ending balance June 30, 2015	7,146	3,550	(530,545)	(519,849)

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Beginning balance, December 31, 2015	(22,034)	3,454	(491,187)	(509,767)
Other comprehensive (loss) income before reclassifications	(23,395)	(4,356)	7,263	(20,488)
Income tax effect	—	1,659	—	1,659
Amount reclassified from accumulated other comprehensive income (loss)
Cash flow hedges	—	(1,395)	—	(1,395)
Amortization of prior service credit	—	—	(283)	(283)
Amortization of actuarial losses	—	—	21,869	21,869
Income tax effect	—	504	(7,707)	(7,203)

Other comprehensive (loss) income	(23,395)	(3,588)	21,142	(5,841)

Ending balance June 30, 2016	(45,429)	(134)	(470,045)	(515,608)

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Beginning balance, December 31, 2014	9,059	4,762	(544,423)	(530,602)
Other comprehensive (loss) income before reclassifications	(1,913)	4,946	(991)	2,042
Income tax effect	—	(1,762)	—	(1,762)
Amount reclassified from accumulated other comprehensive income (loss)
Cash flow hedges	—	(6,990)	—	(6,990)
Amortization of prior service credit	—	—	(283)	(283)
Amortization of actuarial losses	—	—	23,357	23,357
Income tax effect	—	2,594	(8,205)	(5,611)

Other comprehensive (loss) income	(1,913)	(1,212)	13,878	10,753

Ending balance June 30, 2015	7,146	3,550	(530,545)	(519,849)

12.	Comprehensive Income Attributable to Noncontrolling Shareholder Interests

The following table provides the details of the comprehensive income attributable to noncontrolling shareholder interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to noncontrolling shareholder interests	$602	$894	$369	$2,295
Other comprehensive loss:
Currency translation adjustments	(1,598)	(552)	(1,796)	(1,652)

Comprehensive (loss) income attributable to noncontrolling shareholder interests	$(996)	$342	$(1,427)	$643

13.	Contingent Liabilities

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

The Company determines its reserves using the number of incidents expected during a year. During the first six months of 2016, the Company increased its product liability reserve by $24,663. The addition of another year of self-insured incidents accounted for $24,512 of this increase. Settlements and changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $151.

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

The Company paid $8,371 during the second quarter of 2016 to resolve cases and claims and has paid $13,346 through the first six months of 2016. The Company’s product liability reserve balance at June 30, 2016 totaled $175,366 (the current portion of $70,177 is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets), and the balance at December 31, 2015 totaled $163,890 (current portion of $74,018).

The product liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company offset by recoveries of legal fees. Legal costs are expensed as incurred and product liability insurance premiums are amortized over coverage periods.

For the three-month periods ended June 30, 2016 and 2015, product liability expenses totaled $18,920 and $21,065, respectively. For the six-month periods ended June 30, 2016 and 2015, product liability expenses totaled $35,014 and $43,537, respectively. Product liability expenses are included in Cost of goods sold in the Condensed Consolidated Statements of Income.

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

The following table details information on the Company’s operating segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales
Americas Tire
External customers	$641,037	$658,193	$1,208,199	$1,240,237
Intercompany	13,684	14,823	25,859	31,293

	654,721	673,016	1,234,058	1,271,530

International Tire
External customers	99,257	93,588	181,870	174,750
Intercompany	24,421	31,263	45,035	57,203

	123,678	124,851	226,905	231,953
Eliminations	(38,105)	(46,086)	(70,894)	(88,496)

Consolidated net sales	$740,294	$751,781	$1,390,069	$1,414,987

Operating profit (loss):
Americas Tire	$116,093	$108,566	$222,146	$198,564
International Tire	3,152	(3,633)	1,380	(6,426)
Unallocated corporate charges	(8,730)	(5,782)	(21,749)	(24,668)
Eliminations	(599)	277	(757)	2,312

Operating profit	109,916	99,428	201,020	169,782
Interest expense	(6,286)	(6,240)	(12,921)	(12,597)
Interest income	948	514	1,888	1,075
Other non-operating income	1,427	1,592	2,888	1,672

Income before income taxes	$106,005	$95,294	$192,875	$159,932

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

Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollar amounts in thousands except per share amounts)	2016	% Change	2015	2016	% Change	2015
Net sales
Americas Tire
External customers	$641,037	(2.6)	$658,193	$1,208,199	(2.6)	$1,240,237
Intercompany	13,684	(7.7)	14,823	25,859	(17.4)	31,293

	654,721	(2.7)	673,016	1,234,058	(2.9)	1,271,530

International Tire
External customers	99,257	6.1	93,588	181,870	4.1	174,750
Intercompany	24,421	(21.9)	31,263	45,035	(21.3)	57,203

	123,678	(0.9)	124,851	226,905	(2.2)	231,953
Eliminations	(38,105)	17.3	(46,086)	(70,894)	19.9	(88,496)

Consolidated net sales	$740,294	(1.5)	$751,781	$1,390,069	(1.8)	$1,414,987

Operating profit (loss):
Americas Tire	$116,093	6.9	$108,566	$222,146	11.9	$198,564
International Tire	3,152	186.8	(3,633)	1,380	121.5	(6,426)
Unallocated corporate charges	(8,730)	(51.0)	(5,782)	(21,749)	11.8	(24,668)
Eliminations	(599)	n/m	277	(757)	n/m	2,312

Operating profit	109,916	10.5	99,428	201,020	18.4	169,782
Interest expense	(6,286)	0.7	(6,240)	(12,921)	2.6	(12,597)
Interest income	948	84.4	514	1,888	75.6	1,075
Other non-operating income	1,427	(10.4)	1,592	2,888	72.7	1,672

Income before income taxes	106,005	11.2	95,294	192,875	20.6	159,932

Provision for income taxes	34,654	(0.5)	34,818	62,752	9.5	57,294

Net income	71,351	18.0	60,476	130,123	26.8	102,638

Noncontrolling shareholder interests	602	(32.7)	894	369	(83.9)	2,295

Net income attributable to Cooper Tire & Rubber Company	$70,749	18.7	$59,582	$129,754	29.3	$100,343

Basic earnings per share	$1.29	23.6	$1.04	$2.35	34.9	$1.74

Diluted earnings per share	$1.27	23.5	$1.03	$2.32	35.0	$1.72

n/m – not meaningful

Consolidated net sales for the three-month period ended June 30, 2016 were $740 million, a decrease of $12 million from the comparable period one year ago. Increased unit volumes ($7 million) were more than offset by less favorable pricing and mix ($8 million). The unfavorable pricing and mix was primarily due to net price reductions related to lower raw material costs. Currency impacts were unfavorable ($11 million) compared with the second quarter of 2015.

The Company recorded operating profit of $110 million in the second quarter of 2016 compared with operating profit of $99 million in the second quarter of 2015. Favorable raw material costs net of price and mix ($23 million) and higher unit volumes ($2 million) were partially offset by increased manufacturing costs ($5 million). The increased manufacturing costs were primarily in the Americas and included higher costs related to the greater complexity of manufacturing more higher value, higher margin tires. Selling, general and administrative costs increased ($10 million) and other costs decreased ($1 million) compared with the second quarter of 2015.

Consolidated net sales for the six-month period ended June 30, 2016 were $1,390 million, a decrease of $25 million from the comparable period one year ago. Increased unit volumes ($19 million) were more than offset by less favorable pricing and mix ($25 million) and unfavorable exchange rates ($19 million) compared with the first half of 2015. The unfavorable pricing and mix was primarily due to net price reductions related to lower raw material costs.

The Company recorded operating profit in the first half of 2016 of $201 million, an increase of $31 million compared with the first half of 2015. The Company experienced favorable raw material costs net of price and mix ($46 million) and higher unit volumes ($3 million). Manufacturing costs increased ($11 million) compared to the six-month period ended June 30, 2015 primarily as a result of higher costs related to the greater complexity of manufacturing more higher value, higher margin tires in the Americas. Additionally, manufacturing costs increased in Latin America as a result of non-recurring costs in our Mexican operation related to manufacturing process changes that took place in the first quarter of 2016. Product liability charges ($9 million) decreased compared with the first six months of 2015. Selling, general and administrative costs increased ($7 million) and other operating costs increased ($9 million), including unfavorable currency impacts, compared with the first half of 2015.

The Company experienced decreases in the costs of certain of its principal raw materials in the first six months of 2016 compared with the first six months of 2015. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based. Substantially all U.S. inventories have been valued using the LIFO method of inventory costing which accelerates the impact to cost of goods sold from changes to raw material prices.

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

Product liability expenses totaled $19 million in the second quarter of 2016, a decrease of $2 million from the comparable period one year ago. Product liability expenses totaled $35 million in the first six months of 2016, a decrease of $9 million from the first six months of 2015. The change in the expense results from claim settlements and adjustments to existing reserves based on the Company’s quarterly comprehensive review of outstanding claims. Additional information related to the Company’s accounting for product liability costs appears in the Notes to the Condensed Consolidated Financial Statements.

Selling, general, and administrative expenses were $70 million in the second quarter of 2016 (9.4 percent of net sales) and $60 million in the second quarter of 2015 (8.0 percent of net sales). The increase in selling, general and administrative expenses was driven primarily by an increase in brand and marketing program expense, higher incentive compensation and higher mark to market costs of stock based liabilities. For the six-month period ended June 30, 2016, selling, general and administrative expenses were $129 million (9.3 percent of net sales) compared with $122 million (8.6 percent of net sales) for the comparable period of 2015. The increase in selling, general, and administrative expenses was driven by an increase in brand and marketing program expense and higher incentive compensation. These increases were partially offset by lower mark to market costs of stock based liabilities and lower professional fees.

Interest expense and interest income in the second quarter of 2016 have remained comparable to the second quarter of 2015. Interest expense in the first half of 2016 has remained comparable to the first half of 2015. Interest income increased $1 million in the first half of 2016 compared with the first half of 2015.

Other income in the second quarter of 2016 has remained comparable to the second quarter of 2015. Other income increased $1 million in the first half of 2016 compared with the first half of 2015, due primarily to the impact of foreign currency forward contracts.

For the quarter ended June 30, 2016, the Company recorded income tax expense of $35 million (effective rate of 32.7 percent) as compared with $35 million (effective rate of 36.5 percent) for the comparable period in 2015. For the six-month period ended June 30, 2016, the Company recorded tax expense of $63 million (effective rate of 32.5 percent) compared with $57 million (effective rate of 35.8 percent) for the comparable period in 2015. The 2016 quarter and six-month period income tax expense is calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. This is impacted by the projected mix of earnings in the U.S. and in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions with no tax benefit due to valuation allowances.

Income tax expense for the current quarter is comparable to the same period from the prior year on greater earnings due to a lower forecasted annual effective tax rate that is the result of a higher mix of earnings in international jurisdictions with lower tax rates. Income tax expense for the six-month period is higher compared to the same period from the prior year due to increased earnings, primarily in the U.S., partially offset by the benefit of a higher mix of earnings in international jurisdictions with lower tax rates. In addition, both the current quarter and six-month periods were favorably impacted by a reduction in the Company’s liability for unrecognized tax benefits as a result of lapses in statutes.

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

Americas Tire Operations Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	Change	2015	2016	Change	2015
(Dollar amounts in thousands)
Net sales	$654,721	-2.7%	$673,016	$1,234,058	-2.9%	$1,271,530

Operating profit	$116,093	6.9%	$108,566	$222,146	11.9%	$198,564

Operating margin	17.7%	1.6 points	16.1%	18.0%	2.4 points	15.6%

Total unit sales change		-1.8%			-1.2%

United States replacement market unit shipment changes:

Total light vehicle tires
Segment		-3.4%			-2.5%
RMA members		-3.5%			-1.7%
Total Industry		-3.9%			1.2%

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

Sales

Net sales of the Americas Tire Operations segment for the second quarter of 2016 decreased $18 million, or 2.7 percent, from the second quarter of 2015. The decrease in sales was a result of decreased unit volumes ($12 million), unfavorable pricing and mix ($1 million) and unfavorable exchange rates ($5 million). The unfavorable pricing and mix was primarily due to net price reductions related to lower raw material costs. Unit shipments for the segment decreased 1.8 percent compared with the second quarter of 2015. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 3.4 percent in the second quarter of 2016 compared with the second quarter of 2015. This decrease compares with a 3.5 percent decrease in total light vehicle tire shipments experienced by the members of the Rubber Manufacturers Association (“RMA”), and a 3.9 percent decrease in total light vehicle tire shipments experienced for the total industry (which includes an estimate for non-RMA members). The decline in the quarter was driven primarily by a decline in private label shipments.

Net sales of the Americas Tire Operations segment for the first half of 2016 decreased $37 million, or 2.9 percent, from the first six months of 2015. The decrease in sales was a result of decreased unit volumes ($15 million), unfavorable pricing and mix ($11 million) and unfavorable exchange rates ($11 million). The unfavorable pricing and mix was primarily due to net price reductions related to lower raw material costs. Unit shipments for the segment decreased 1.2 percent compared with the first half of 2015. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 2.5 percent in 2016 compared with 2015. This decrease compares with a 1.7 percent decrease in total light vehicle tire shipments experienced by the RMA and a 1.2 percent increase in total light vehicle tire shipments experienced for the total industry. The decline in the first half was driven by reduced private label shipments.

Operating Profit

Operating profit for the segment increased $7 million to $116 million in the second quarter of 2016. Favorable raw material costs net of price and mix ($23 million), were partially offset by lower unit volumes ($3 million). Manufacturing costs increased ($6 million), which included costs related to the greater complexity of manufacturing more higher value, higher margin tires in North America. Selling, general and administrative costs ($7 million) were higher in the second quarter of 2016 as a result of an increase in brand and marketing program expense and higher incentive compensation.

Operating profit for the segment for the first half of 2016 increased $23 million to $222 million in the first half of 2016. Favorable raw material costs net of price and mix ($50 million) were partially offset by lower unit volumes ($5 million). Manufacturing costs increased ($11 million) compared to the six-month period ended June 30, 2015 primarily as a result of higher costs related to the greater complexity of manufacturing more higher value, higher margin tires in the Americas. Additionally, manufacturing costs increased in Latin America as a result of non-recurring costs in our Mexican operation related to manufacturing process changes that took place in the first quarter of 2016. Product liability charges ($9 million) decreased compared with the first six months of 2016. Selling, general and administrative costs ($12 million) were higher in the first half of 2016 as a result of an increase in brand and marketing program expense and higher incentive compensation. Other operating costs were unfavorable ($8 million), including unfavorable currency impacts, compared with the same period in 2015.

The segment’s internally calculated raw material index of 135.5 during the quarter was a decrease of 11.7 percent from the second quarter of 2015. The raw material index increased 3.0 percent from the quarter ended March 31, 2016.

International Tire Operations Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	Change	2015	2016	Change	2015
(Dollar amounts in thousands)
Net sales	$123,678	-0.9%	$124,851	$226,905	-2.2%	$231,953

Operating profit	$3,152	186.8%	$(3,633)	$1,380	121.5%	$(6,426)

Operating margin	2.5%	5.4 points	-2.9%	0.6%	3.4 points	-2.8%

Total unit sales change		2.5%			3.5%

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

Sales

Net sales of the International Tire Operations segment for the second quarter of 2016 decreased $1 million, or 0.9 percent, from the second quarter of 2015. The segment experienced increased unit volumes ($5 million), which were more than offset by unfavorable price and mix ($1 million) and unfavorable exchange rates ($5 million) compared with the second quarter of 2015. Unit volumes increased in Europe due to higher exports into the United States. Unit volume in Asia declined, driven by a reduction in exports to the United States, partially offset by increased sales in the domestic China market for both original equipment and replacement tires. Net exports to the US decreased compared with the second quarter of 2015.

Net sales of the International Tire Operations segment for the first half of 2016 decreased $5 million, or 2.2 percent, from the first half of 2015. The segment experienced increased unit volumes ($10 million), which were more than offset by less favorable price and mix ($7 million) and unfavorable exchange rates ($8 million) compared with the first half of 2015. The year-to-date factors impacting sales volume are consistent with those discussed for the second quarter.

Operating Profit

Operating profit for the segment improved $7 million from the second quarter of 2015 to an operating profit of $3 million in the second quarter of 2016. Favorable raw material costs net of price and mix ($6 million) and decreased selling, general and administrative expenses ($1 million) contributed to the increase in operating profit.

Operating profit for the segment for the first half of 2016 increased $7 million from the first half of 2015 to an operating profit of $1 million in the first half of 2016. The segment experienced favorable raw material costs net of price and mix ($6 million), increased unit volumes ($2 million) and decreased selling, general, and administrative expenses ($2 million) in the first six months of 2016. Other costs ($3 million), including unfavorable currency impacts, increased compared with the first half of 2015.

Outlook for Company

For the second half of 2016, the Company expects unit volume growth in each of its segments. The Company expects the full year 2016 operating margin, excluding the impact of acquisitions and non-cash pension settlement charges, to be modestly above 2015 levels. This projection includes an estimate for the impact of the pending truck and bus radial tire tariffs.

The International segment, excluding the impact of acquisitions, is expected to perform better than originally anticipated and be near break-even operating profit for the full year 2016.

The Company expects a non-cash pension settlement charge of $14 million to $18 million in the third quarter of 2016 related to optional lump-sum payments of benefits offered to certain former employees. This option was offered to reduce the size and potential future volatility of the Company’s domestic defined benefit pension plan obligations.

The Company anticipates a modest increase in raw material costs in the second half of 2016 compared to the second quarter of 2016.

The Company expects capital expenditures to range between $210 million and $240 million for the full year. The Company projects its effective tax rate for 2016 to be between 33 percent and 35 percent.

Liquidity and Capital Resources

Sources and uses of cash in operating activities - Net cash provided by operating activities was $69 million in the first half of 2016. Net income provided $130 million and other non-cash charges contributed $77 million, which were largely offset by changes in working capital accounts, which consumed $138 million. Net cash provided by operating activities was $47 million in the first half of 2015. Net income provided $103 million and other non-cash charges contributed $40 million, which were largely offset by changes in work capital accounts, which consumed $96 million.

Use of cash in investing activities – Net cash used in investing activities during the first six months of 2016 and 2015 reflect capital expenditures of $85 million and $89 million, respectively.

Sources and uses of cash in financing activities – The Company repurchased $54 million and $60 million of its common stock in the first half of 2016 and 2015, respectively. During the first half of 2016, the Company repaid $9 million on short-term debt. In the first half of 2015, the Company repaid $44 million of short-term debt, including the repayment of $40 million of 2014 borrowings on its domestic credit lines. Dividends paid on the Company’s common shares in the first six months of 2016 and 2015 were $12 million for both periods. During the first half of 2016, stock options were exercised to acquire 141,117 shares of common stock with a cash impact of $3 million, including $156 thousand of excess tax benefits on equity instruments. During the first half of 2015, stock options were exercised to acquire 766,313 shares of common stock with a cash impact of $17 million, including $3 million of excess tax benefits on equity instruments.

Available cash, credit facilities and contractual commitments – At June 30, 2016, the Company had cash and cash equivalents of $412 million.

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

These credit facilities are undrawn, other than to secure letters of credit, at June 30, 2016. The Company’s additional borrowing capacity, net of amounts used to back letters of credit and based on available collateral at June 30, 2016, was $521 million.

The Company’s operations in Asia have annual renewable unsecured credit lines that provide up to $100 million of borrowings and do not contain significant financial covenants. The additional borrowing capacity on the Asian credit lines totaled $96 million at June 30, 2016.

The Company believes that its cash and cash equivalent balances along with available cash from operating cash flows and credit facilities will be adequate to fund its typical needs, including working capital requirements, projected capital expenditures, including its portion of capital expenditures in its partially-owned subsidiary, and dividend and share repurchase goals. The Company also believes it has access to additional funds from capital markets to fund potential strategic initiatives. The entire amount of short-term notes payable outstanding at June 30, 2016 is debt of consolidated subsidiaries. The Company expects its subsidiaries to refinance or pay these amounts within the next twelve months.

The following table summarizes long-term debt at June 30, 2016:

Parent company
8% unsecured notes due December 2019	$173,578
7.625% unsecured notes due March 2027	116,880
Capitalized leases and other	6,862

297,320
Less: unamortized debt issuance costs	867

296,453
Less: current maturities	600

$295,853

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

It is possible that actual results may differ materially from projections or expectations due to a variety of factors, including but not limited to:

•	volatility in raw material and energy prices, including those of rubber, steel, petroleum-based products and natural gas or the unavailability of such raw materials or energy sources;

•	the failure of the Company’s suppliers to timely deliver products in accordance with contract specifications;

•	changes to tariffs or the imposition of new tariffs or trade restrictions, including changes related to the anti-dumping and countervailing duties for passenger car and light truck tires imported into the United States from China; and any duties from the ongoing investigation into truck and bus tires imported into the United States from China

•	changes in economic and business conditions in the world, including changes related to the United Kingdom’s referendum on withdrawal from the European Union;

•	increased competitive activity including actions by larger competitors or lower-cost producers;

•	the failure to achieve expected sales levels;

•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons;

•	the ultimate outcome of litigation brought against the Company, including stockholders lawsuits relating to the terminated Apollo merger as well as product liability claims, in each case which could result in commitment of significant resources and time to defend and possible material damages against the Company or other unfavorable outcomes;

•	a disruption in, or failure of, the Company’s information technology systems, including those related to cyber security, could adversely affect the Company’s business operations and financial performance;

•	changes in pension expense and/or funding resulting from the Company’s pension strategy, investment performance of the Company’s pension plan assets and changes in discount rate, salary increase rate, and expected return on plan assets assumptions, or changes to related accounting regulations;

•	government regulatory and legislative initiatives including environmental and healthcare matters;

•	volatility in the capital and financial markets or changes to the credit markets and/or access to those markets;

•	changes in interest or foreign exchange rates;

•	an adverse change in the Company’s credit ratings, which could increase borrowing costs and/or hamper access to the credit markets;

•	failure to implement information technologies or related systems, including failure by the Company to successfully implement an ERP system;

•	the risks associated with doing business outside of the United States;

•	the failure to develop technologies, processes or products needed to support consumer demand;

•	technology advancements;

•	the inability to recover the costs to develop and test new products or processes;

•	the impact of labor problems, including labor disruptions at the Company, its joint venture, or at one or more of its large customers or suppliers;

•	failure to attract or retain key personnel;

•	consolidation among the Company’s competitors or customers;

•	inaccurate assumptions used in developing the Company’s strategic plan or operating plans or the inability or failure to successfully implement such plans;

•	any unforeseen circumstances that arise that cause the Board of Directors to alter its succession plans for the leadership of the Company;

•	risks relating to acquisitions, such as the proposed acquisition of a majority interest in China based Qingdao Ge Rui Da Rubber Co., Ltd., including the failure to successfully complete acquisitions or integrate them into operations or their related financings may impact liquidity and capital resources;

•	changes in the Company’s relationship with its joint-venture partner or suppliers, including any changes with respect to the production of Cooper-branded products by CCT, the Company’s former joint venture in China;

•	the ability to find alternative sources for products supplied by CCT;

•	the inability to obtain and maintain price increases to offset higher production or material costs;

•	inability to adequately protect the Company’s intellectual property rights; and

•	inability to use deferred tax assets.

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

There have been no material changes in market risk at June 30, 2016, from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2015.

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

The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of June 30, 2016 (“Evaluation Date”)). Based on its initial evaluation, the Company’s CEO and CFO concluded that its disclosure controls and procedures were effective as of the Evaluation Date.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are product liability cases in which individuals involved in motor vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at June 30, 2016. In the future, such costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

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

The Company’s results could be impacted by changes in tariffs imposed by the U.S. or other governments on imported tires or raw materials.

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

In addition, antidumping and countervailing duty investigations into certain truck and bus tires imported from the PRC into the U.S. were initiated on January 29, 2016. The preliminary determination in the countervailing duty investigation was affirmative and the decision is pending in the anti-dumping investigation. The Company is not yet able to determine what impact, if any, they will have on the Company. The imposition of additional duties in the U.S. on certain tires imported from the PRC could result in higher costs and lower margins or in those tires being diverted to other regions of the world, such as Europe, Latin America or elsewhere in Asia, which could materially harm the Company’s results of operations, financial condition and liquidity.

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

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets or the Company’s business.

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last two years or longer after the government of the United Kingdom formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal.

These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, including volatility in the value of the British pound sterling and Euro. These developments may also significantly reduce global market liquidity or restrict the ability of key market participants to operate in certain financial markets. The effects of the United Kingdom’s withdrawal from the European Union will also depend on terms of new trade agreements between the United Kingdom and other countries, as well as any other agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Any of these factors could depress economic activity and restrict the Company’s access to capital, which could have a material adverse effect on the Company’s business, financial condition and results of operations. These developments may also have other direct or indirect effects which could have a material adverse effect on our business, financial condition and results of operations.

The Company’s expenditures for pension and other postretirement obligations could be materially higher than it has predicted if its underlying assumptions prove to be incorrect.

The Company provides defined benefit and hybrid pension plan coverage to union and non-union U.S. employees and a contributory defined benefit plan in the U.K. The Company’s pension expense and its required contributions to its pension plans are directly affected by the value of plan assets, the projected and actual rates of return on plan assets and the actuarial assumptions the Company uses to measure its defined benefit pension plan obligations, including the discount rate at which future projected and accumulated pension obligations are discounted to a present value and the inflation rate. The Company could experience increased pension expense due to a combination of factors, including the decreased investment performance of its pension plan assets, decreases in the discount rate, changes in its assumptions relating to the expected return on plan assets, updates to mortality tables and the impact of changes to the Company’s pension strategy. The Company could also experience increased other postretirement expense due to decreases in the discount rate, increases in the health care trend rate and changes in the health care environment.

In the event of declines in the market value of the Company’s pension assets or lower discount rates to measure the present value of pension and other postretirement benefit obligations, the Company could experience changes to its Condensed Consolidated Balance Sheet or significant cash requirements.

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

The Company’s operations in the PRC have been financed in part using multiple loans from several lenders to finance facility construction, expansions and working capital needs. These loans are generally for terms of one year or less. Therefore, debt maturities occur frequently and access to the capital markets and bank financings is crucial to the Company’s ability to maintain sufficient liquidity to support its operations in the PRC.

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

There is no assurance that the Board of Directors will take the actions set forth in the Company’s previously announced succession plans and it is possible that the Company’s succession plans may differ materially from expectations due to a variety of factors, including, but not limited to: (i) the expected Non-Executive Chairman of the Board’s continued independence and (ii) any unforeseen circumstances that arise that cause the Board of Directors to alter its succession plans for the leadership of the Company.

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

The Company’s provision for income taxes and the cash outlays required to satisfy its income tax obligations in the future could be adversely affected by numerous factors. These factors include changes in the level of earnings in the tax jurisdictions in which the Company operates, changes in plans to repatriate the earnings of the Company’s foreign operations to the U.S. and changes in tax laws and regulations. Specifically, recent proposed regulations by the U.S. Treasury Department and Internal Revenue Service could restrict the Company’s ability to move cash between jurisdictions, or increase the cost of such movements. The Company’s income tax returns are subject to examination by federal, state and local tax authorities in the U.S. and tax authorities outside the U.S. Based upon the outcome of tax examinations, judicial proceedings, or expiration of statutes of limitations, it is possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities. Such an outcome could have an adverse effect on the Company’s provision for income taxes and the cash outlays required to satisfy income tax obligations.

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

Because the Company conducts transactions in various non-U.S. currencies, including the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish kronar, Norwegian krone, Mexican peso, Chinese yuan and Brazilian real, fluctuations in foreign currency exchange rates may impact the Company’s financial condition, results of operations and cash flows. The Company’s operating results are subject to the effects of fluctuations in the value of these currencies and fluctuations in the related currency exchange rates. As a result, the Company’s sales have historically been affected by, and may continue to be affected by, these fluctuations. Exchange rate movements between currencies in which the Company sells its products have been affected by and may continue to result in exchange losses that could materially affect results. During times of strength of the U.S. dollar, the reported revenues of the Company’s international operations will be reduced because local currencies will translate into fewer dollars. In addition, a strong U.S. dollar may increase the competitiveness of competitors based outside of the United States. As a result, continued strengthening of the U.S. dollar may have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

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

The following table sets forth a summary of the Company’s purchases during the quarter ended June 30, 2016 of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (in thousands, except number of shares and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 through April 30, 2016 (1)	226,828	$36.44	226,828	$184,544
May 1, 2016 through May 31, 2016 (1)	192,984	$32.35	192,984	$178,308
June 1, 2016 through June 30, 2016 (1)	474,453	$31.19	474,453	$163,524

Total	894,265		894,265

(1)	On February 20, 2015, the Board of Directors authorized a program to repurchase up to $200,000, excluding commissions, of the Company’s common stock through December 31, 2016 (the “Repurchase Program”). On February 19, 2016, the Board of Directors increased the amount authorized under and extended the duration of the Repurchase Program (as amended, the “Amended Repurchase Program”). The Amended Repurchase Program amended and superseded the Repurchase Program and allows the Company to repurchase up to $200,000, excluding commissions, of the Company’s common stock from February 22, 2016 through December 31, 2017. The approximately $73,654 remaining under the Repurchase Program as of February 19, 2016 is included in the $200,000 maximum amount authorized by the Amended Repurchase Program. No other changes were made. The Amended Repurchase Program does not obligate the Company to acquire any specific number of shares and can be suspended or discontinued at any time without notice. Under the Amended Repurchase Program, shares can be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

Item 6.	EXHIBITS

(a) Exhibits

(31.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER TIRE & RUBBER COMPANY

/s/ Ginger M. Jones
Ginger M. Jones
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Mark A. Young
Mark A. Young
Director of External Reporting
(Principal Accounting Officer)

August 4, 2016
(Date)