Form 10-Q
period 2016-09-30
COOPER TIRE & RUBBER CO
filed 2016-10-31
CIK 24491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Number of shares of common stock of registrant outstanding as of October 26, 2016: 53,468,977

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollar amounts in thousands except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$750,913	$782,368	$2,140,982	$2,197,355
Cost of products sold	597,961	628,414	1,657,932	1,751,754

Gross profit	152,952	153,954	483,050	445,601

Selling, general and administrative expense	63,262	71,787	192,339	193,652
Pension settlement charge	11,462	—	11,462	—

Operating profit	78,228	82,167	279,249	251,949

Interest expense	(6,795)	(5,889)	(19,717)	(18,485)
Interest income	1,018	533	2,907	1,609
Other non-operating income	1,785	1,362	4,672	3,034

Income before income taxes	74,236	78,173	267,111	238,107

Provision for income taxes	23,757	24,524	86,509	81,818

Net income	50,479	53,649	180,602	156,289

Net income attributable to noncontrolling shareholder interests	1,176	473	1,545	2,769

Net income attributable to Cooper Tire & Rubber Company	$49,303	$53,176	$179,057	$153,520

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.91	$0.94	$3.26	$2.68

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.90	$0.93	$3.23	$2.65

Dividends per share	$0.105	$0.105	$0.315	$0.315

See accompanying notes to Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$50,479	$53,649	$180,602	$156,289
Other comprehensive income (loss)
Foreign currency translation adjustments	(10,946)	(22,506)	(36,137)	(26,072)

Financial instruments
Change in the fair value of derivatives	1,173	1,360	(4,578)	(684)
Income tax (provision) benefit on derivative instruments	(420)	(505)	1,743	327

Financial instruments, net of tax	753	855	(2,835)	(357)

Postretirement benefit plans
Amortization of actuarial loss	10,820	11,708	32,690	35,066
Amortization of prior service credit	(141)	(141)	(424)	(425)
Actuarial loss	(26,494)	—	(26,494)	—
Pension settlement charge	11,462	—	11,462	—
Income tax benefit (provision) on postretirement benefit plans	6,314	(4,108)	(1,366)	(12,313)
Foreign currency translation effect	2,513	3,934	9,748	2,943

Postretirement benefit plans, net of tax	4,474	11,393	25,616	25,271

Other comprehensive income (loss)	(5,719)	(10,258)	(13,356)	(1,158)

Comprehensive income	44,760	43,391	167,246	155,131
Less: comprehensive loss attributable to noncontrolling shareholder interests	(144)	(1,904)	(1,571)	(1,261)

Comprehensive income attributable to Cooper Tire & Rubber Company	$44,904	$45,295	$168,817	$156,392

See accompanying notes to Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per-share amounts)

	Sept. 30, 2016 (Unaudited)	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$450,348	$505,157
Notes receivable	5,947	8,750
Accounts receivable, less allowances of $7,676 at 2016 and $7,533 at 2015	434,580	371,757
Inventories at lower of cost or market:
Finished goods	371,140	297,967
Work in process	27,235	26,666
Raw materials and supplies	97,720	87,928

	496,095	412,561
Other current assets	44,797	36,405

Total current assets	1,431,767	1,334,630
Property, plant and equipment:
Land and land improvements	48,535	49,782
Buildings	281,082	277,034
Machinery and equipment	1,682,052	1,637,637
Molds, cores and rings	222,466	236,370

	2,234,135	2,200,823
Less: accumulated depreciation	1,421,844	1,405,625

Net property, plant and equipment	812,291	795,198
Goodwill	18,851	18,851
Intangibles, net of accumulated amortization of $72,754 at 2016 and $62,274 at 2015	132,380	133,490
Restricted cash	1,014	802
Deferred income tax assets	133,990	136,310
Other assets	15,575	16,895

Total assets	$2,545,868	$2,436,176

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$12,222	$12,437
Accounts payable	225,662	215,850
Accrued liabilities	221,258	199,368
Income taxes payable	10,973	4,748
Current portion of long-term debt	600	600

Total current liabilities	470,715	433,003

Long-term debt	295,874	296,412
Postretirement benefits other than pensions	251,219	249,650
Pension benefits	284,223	304,621
Other long-term liabilities	145,048	132,594
Deferred income tax liabilities	2,049	2,285
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued	87,850	87,850
Capital in excess of par value	23,900	16,306
Retained earnings	2,257,686	2,095,923
Accumulated other comprehensive loss	(520,007)	(509,767)

	1,849,429	1,690,312
Less: common shares in treasury at cost (34,185,177 at 2016 and 32,017,754 at 2015)	(788,677)	(711,064)

Total parent stockholders’ equity	1,060,752	979,248
Noncontrolling shareholder interest in consolidated subsidiary	35,988	38,363

Total equity	1,096,740	1,017,611

Total liabilities and equity	$2,545,868	$2,436,176

See accompanying notes to Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income	$180,602	$156,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,928	90,588
Stock-based compensation	11,800	11,710
Change in LIFO inventory reserve	(3,426)	(45,132)
Amortization of unrecognized postretirement benefits	32,266	34,641
Pension settlement charge	11,462	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(67,940)	(66,628)
Inventories	(89,877)	(5,762)
Other current assets	(13,788)	(19,193)
Accounts payable	13,370	(24,849)
Accrued liabilities	19,008	45,489
Other items	(13,725)	(43,911)

Net cash provided by operating activities	176,680	133,242

Investing activities:
Additions to property, plant and equipment and capitalized software	(126,921)	(128,601)
Proceeds from the sale of assets	331	1,555

Net cash used in investing activities	(126,590)	(127,046)

Financing activities:
Net payments on short-term debt	(645)	(39,131)
Repayments of long-term debt	(600)	(3,125)
Payment of financing fees	—	(2,586)
Repurchase of common stock	(82,486)	(82,800)
Payment of dividends to noncontrolling shareholder	(804)	(917)
Payment of dividends to Cooper Tire & Rubber Company stockholders	(17,242)	(17,998)
Issuance of common shares and excess tax benefits on stock options	3,710	19,665

Net cash used in financing activities	(98,067)	(126,892)

Effects of exchange rate changes on cash	(6,832)	(6,724)

Net change in cash and cash equivalents	(54,809)	(127,420)

Cash and cash equivalents at beginning of year	505,157	551,652

Cash and cash equivalents at end of period	$450,348	$424,232

See accompanying notes to Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per-share amounts)

1.	Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

There is a year-round demand for the Company’s passenger and truck replacement tires, but sales of light vehicle replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November. Operating results for the nine-month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

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

Joint Venture Agreement

On January 4, 2016, the Company announced that it had entered into an agreement to purchase a majority of China-based Qingdao Ge Rui Da Rubber Co., Ltd. (“GRT”). The Company will own 65 percent of the entity for 600,000 RMB, or approximately $92,000 as of the date the agreement was signed, including the acquisition and initial investments in the operation. The transaction is expected to close in the fourth quarter of 2016, pending certain permits and approvals by the Chinese government.

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

Accounting Pronouncements – To Be Adopted

Revenue Recognition – In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. The standard provides a five-step model to determine when and how revenue is recognized. Other major provisions of the standard include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The standard also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The standard was proposed to be effective for annual and interim periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations,” which clarifies that the determination of whether the reporting entity is a principal or an agent should be made for each specified good or service promised to the customer. In April 2016, the FASB issued ASU 2016-10 “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” which clarifies treatment related to immaterial items, shipping and handling activities, and assessing whether promised goods or services are distinct in identifying performance obligations. In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients,” which provides additional guidance concerning collectibility, presentation of sales tax collected from customers, practical expedients with respect to contract modifications, and additional transition guidance. The new revenue recognition standard permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the impact the new standards will have on its condensed consolidated financial statements and related disclosures.

Inventory – In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which is intended to simplify the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in, first-out and the retail inventory method. Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact the new standard will have on its condensed consolidated financial statements.

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

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator
Numerator for basic and diluted earnings per share - Net income attributable to common stockholders	$49,303	$53,176	$179,057	$153,520

Denominator
Denominator for basic earnings per share - weighted average shares outstanding	54,055	56,693	54,869	57,332

Effect of dilutive securities - stock options and other stock units	625	539	590	602

Denominator for diluted earnings per share - adjusted weighted average shares outstanding	54,680	57,232	55,459	57,934

Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.91	$0.94	$3.26	$2.68

Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.90	$0.93	$3.23	$2.65

All options to purchase shares of the Company’s common stock were included in the computation of diluted earnings per share as the options’ exercise prices were less than the average market price of the common shares at both September 30, 2016 and 2015.

3.	Inventories

Inventory costs are determined using the last-in, first-out (“LIFO”) method for substantially all U.S. inventories. The current cost of the U.S. inventories under the first-in, first-out (“FIFO”) method was $433,004 and $361,779 at September 30, 2016 and December 31, 2015, respectively. These FIFO values have been reduced by approximately $69,697 and $73,123 at September 30, 2016 and December 31, 2015, respectively, to arrive at the LIFO value reported on the Condensed Consolidated Balance Sheets. The remaining inventories have been valued under the FIFO or average cost methods. All inventories are stated at the lower of cost or market.

4.	Fair Value Measurements

Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. The change in values of the fair value foreign currency hedges offsets exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish krona, Norwegian krone, Mexican peso and Chinese yuan, generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at September 30, 2016 and December 31, 2015 was $124,781 and $68,732, respectively. The counterparties to each of these agreements are major commercial banks.

The Company uses non-designated foreign currency forward contracts to hedge its net foreign currency monetary assets and liabilities primarily resulting from non-functional currency denominated receivables and payables of certain U.S. and foreign entities.

Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately ($1,178) and $3,400 as of September 30, 2016 and December 31, 2015, respectively) are recorded as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets and reclassified into earnings as the hedged transactions occur.

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

The derivative instruments are subject to master netting arrangements with the counterparties to the contracts. The following table presents the location and amounts of derivative instrument fair values in the Condensed Consolidated Balance Sheets:

	September 30, 2016	December 31, 2015
Assets/(liabilities)
Designated as hedging instruments:
Gross amounts recognized	$(1,260)	$3,559
Gross amounts offset	82	(35)

Net amounts	$(1,178)	$3,524
Not designated as hedging instruments:
Gross amounts recognized	(214)	174

Net amounts presented:
Accrued liabilities	$(1,392)	$—

Other current assets	$—	$3,698

The following table presents the location and amount of gains and losses on derivative instruments in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Designated as Cash Flow Hedges	2016	2015	2016	2015
Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)	$599	$5,712	$(3,757)	$10,658

Amount of (Loss) Gain Reclassified from Cumulative Other Comprehensive Loss into Income (Effective Portion)	(574)	4,352	821	11,342

Amount of (Loss) Gain Recognized in Income on Derivatives (Ineffective Portion)	—	(53)	—	28

Derivatives not Designated	Location of Gain (Loss) Recognized in Income on	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
as Hedging Instruments	Derivatives	2016	2015	2016	2015
Foreign exchange contracts	Other non-operating income	$330	$(879)	$(645)	$405

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

The valuation of foreign exchange forward contracts was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2016 and December 31, 2015, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The valuation of stock-based liabilities was determined using the Company’s stock price, and as a result, these liabilities are classified in Level 1 of the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

September 30, 2016
		Quoted Prices	Significant
		in Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Total	Assets	Inputs	Inputs
	Liabilities	Level (1)	Level (2)	Level (3)
Foreign Exchange Contracts	$(1,392)	$—	$(1,392)	$—

Stock-based Liabilities	$(19,872)	$(19,872)	$—	$—

December 31, 2015
		Quoted Prices	Significant
		in Active Markets	Other	Significant
	Total	for Identical	Observable	Unobservable
	Assets	Assets	Inputs	Inputs
	(Liabilities)	Level (1)	Level (2)	Level (3)
Foreign Exchange Contracts	$3,698	$—	$3,698	$—

Stock-based Liabilities	$(18,057)	$(18,057)	$—	$—

The fair market value of Cash and cash equivalents, Notes receivable, Restricted cash, Notes payable and Current portion of long-term debt at September 30, 2016 and December 31, 2015 are equal to their corresponding carrying values as reported on the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, respectively. Each of these classes of assets and liabilities is classified as Level 1 within the fair value hierarchy.

The fair market value of Long-term debt is $332,121 and $323,522 at September 30, 2016 and December 31, 2015, respectively, and is classified within Level 1 of the fair value hierarchy. The carrying value of Long-term debt is $295,874 and $296,412 as reported on the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, respectively.

5.	Income Taxes

For the quarter ended September 30, 2016, the Company recorded income tax expense of $23,757 (effective rate of 32.0 percent) compared with $24,524 (effective rate of 31.4 percent) for the comparable period in 2015. For the nine-month period ended September 30, 2016, the Company recorded income tax expense of $86,509 (effective rate of 32.4 percent) compared with $81,818 (effective rate of 34.4 percent) for the comparable period in 2015. The 2016 quarter and nine-month period income tax expense is calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. This rate differs from the U.S. federal statutory rate of 35 percent primarily because of the projected mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions with no tax benefit due to valuation allowances.

Income tax expense for the current quarter is comparable to the same period from the prior year on lower earnings primarily due to decreased discrete tax benefits recognized in the current period compared to the same period from the prior year. Income tax expense for the nine-month period is higher compared to the same period from the prior year due to increased earnings, partially offset by the benefit of a higher mix of earnings in international jurisdictions with lower tax rates.

The Company continues to maintain a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” against a portion of its U.S. and non-U.S. deferred tax asset position at September 30, 2016, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a loss carryforward by a valuation allowance of $2,096. In addition, the Company has recorded valuation allowances of $12,799 relating to non-U.S. net operating losses for a total valuation allowance of $14,895. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.

The Company maintains an ASC 740-10, “Accounting for Uncertainty in Income Taxes,” liability for unrecognized tax benefits for permanent and temporary differences. At September 30, 2016, the Company’s liability, exclusive of interest, totals approximately $3,756. The Company increased the amount of unrecognized tax benefits during the quarter primarily as a result of additional uncertain tax positions, partially offset by lapses in statutes. The Company accrued an immaterial amount of interest expense related to these unrecognized tax benefits during the quarter. Based upon the outcome of tax examinations, judicial proceedings, or expiration of statutes of limitations, it is possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities.

The Company and its subsidiaries are subject to income tax examination in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company has effectively settled U.S. federal tax examinations for years before 2013 and state and local examinations for years before 2011, with limited exceptions. Non-U.S. subsidiaries of the Company are no longer subject to income tax examinations in major foreign taxing jurisdictions for years prior to 2008. The income tax returns of various subsidiaries in various jurisdictions are currently under examination and it is possible that these examinations will conclude within the next twelve months. However, it is not possible to estimate net increases or decreases to the Company’s unrecognized tax benefits during the next twelve months.

6.	Pensions and Postretirement Benefits Other than Pensions

The following tables disclose the amount of net periodic benefit costs for the three- and nine-months ended September 30, 2016 and 2015 for the Company’s defined benefit plans and other postretirement benefits:

	Pension Benefits - Domestic
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$2,403	$2,759	$7,210	$8,278
Interest cost	10,617	10,051	31,850	30,151
Expected return on plan assets	(13,391)	(13,665)	(40,175)	(40,995)
Amortization of actuarial loss	9,576	9,878	28,729	29,636
Pension settlement charge	11,462	—	11,462	—

Net periodic benefit cost	$20,667	$9,023	$39,076	$27,070

	Pension Benefits - International
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$2	$2	$7	$7
Interest cost	3,417	4,018	10,877	11,920
Expected return on plan assets	(2,744)	(3,148)	(8,736)	(9,339)
Amortization of actuarial loss	1,244	1,830	3,961	5,430

Net periodic benefit cost	$1,919	$2,702	$6,109	$8,018

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$537	$628	$1,611	$1,884
Interest cost	2,705	2,580	8,115	7,740
Amortization of prior service cost	(141)	(141)	(424)	(425)

Net periodic benefit cost	$3,101	$3,067	$9,302	$9,199

Pension Settlement Charge

In order to reduce the size and potential future volatility of the Company’s domestic defined benefit pension plan obligations, the Company commenced an offer to approximately 1,200 former employees with deferred vested pension plan benefits. These former employees had the opportunity to make a one-time election to receive a lump-sum distribution of their benefits by the end of the third quarter of 2016. The vested benefit obligation associated with these former employees was approximately $42,000, equivalent to about 4 percent of the Company’s benefit obligation for the domestic plans.

Cash payments of $22,701 were made from plan assets in September 2016 to the former employees electing the lump-sum distribution. These payments represented a reduction of approximately 2 percent of the Company’s benefit obligation for the domestic plans. Based on the lump-sum distributions that were paid, the Company incurred a non-cash settlement charge of $11,462 in the third quarter of 2016.

7.	Product Warranty Liabilities

The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities:

	2016	2015
Reserve at beginning of year	$12,339	$14,005
Additions	6,831	7,106
Payments	(7,486)	(8,272)

Reserve at September 30	$11,684	$12,839

8.	Stockholders’ Equity

The following table reconciles the beginning and end of the period equity accounts attributable to Cooper Tire & Rubber Company and to the noncontrolling shareholder’s interest:

	Total Equity
		Noncontrolling
	Total	Shareholder
	Parent	Interest in	Total
	Stockholders’	Consolidated	Stockholders’
	Equity	Subsidiary	Equity
Balance at December 31, 2015	$979,248	$38,363	$1,017,611

Net income	179,057	1,545	180,602
Other comprehensive income (loss)	(10,240)	(3,116)	(13,356)

Share repurchase program	(82,486)	—	(82,486)
Stock compensation plans	12,415	—	12,415
Cash dividends - $0.315 per share	(17,242)	—	(17,242)
Dividend paid to noncontrolling shareholder	—	(804)	(804)

Balance at September 30, 2016	$1,060,752	$35,988	$1,096,740

9.	Share Repurchase Programs

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

For the period February 22, 2016 through September 30, 2016, the Company repurchased 1,952,278 shares of the Company’s common stock under the Amended Repurchase Program for $64,864, including applicable commissions, which represented an average price of $33.22 per share. As of September 30, 2016, approximately $135,195 remained of the $200,000 Amended Repurchase Program. All repurchases under the Amended Repurchase Program were made using cash resources.

In the first nine months of 2016, the Company repurchased 2,449,372 shares of the Company’s common stock under the Repurchase Program and the Amended Repurchase Program for $82,486, including applicable commissions, which represented an average price of $33.68 per share.

Since the share repurchases began in August 2014 through September 30, 2016, the Company has repurchased 11,552,674 shares of the Company’s common stock at an average cost of $33.87 per share.

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

The following table discloses the amount of stock-based compensation expense for the three- and nine-month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	$26	$303	$484	$3,681
Restricted stock units	1,348	1,027	5,117	4,109
Performance stock units	727	1,706	6,199	3,920

Total stock-based compensation	$2,101	$3,036	$11,800	$11,710

Stock Options

In February 2013, employees participating in the 2013-2015 Long-Term Incentive Plan were granted 330,639 stock options which vest one-third each year through February 2016. In February 2014, employees participating in the 2014-2016 Long-Term Incentive Plan were granted 380,064 stock options which vest one-third each year through February 2017. No stock options were granted in the three- or nine-month periods ended September 30, 2016 or 2015.

The following table provides details of the stock option activity for the nine months ended September 30, 2016:

Number of Shares
Outstanding at December 31, 2015	668,132
Exercised	(153,614)
Expired	(1,596)
Canceled	(4,398)

Outstanding at September 30, 2016	508,524
Exercisable	394,297

Restricted Stock Units

Under the 1998, 2001, 2006, 2010 and 2014 Incentive Compensation Plans, restricted stock units may be granted to officers and certain other employees. In February 2016, employees participating in the 2016-2018 Long-Term Incentive Plan were granted 106,287 restricted stock units which vest one-third each year through February 2019. In February 2015, employees participating in the 2015-2017 Long-Term Incentive Plan were granted 105,102 restricted stock units which vest one-third each year through February 2018. Additional awards have been granted outside of the Long-Term Incentive Plans. Compensation related to the restricted stock units granted is determined based on the fair value of the Company’s stock on the date of grant and is amortized to expense over the vesting period. The weighted average fair values of all restricted stock units granted in 2016 and 2015 were $36.02 and $36.78, respectively.

The following table provides details of the nonvested restricted stock unit activity for the nine months ended September 30, 2016:

Number of Restricted Stock Units
Nonvested at December 31, 2015	197,388
Granted	143,169
Vested	(99,697)
Canceled	(1,637)
Accrued dividend equivalents	2,484

Nonvested at September 30, 2016	241,707

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

The following table provides details of the nonvested performance stock units under the Company’s Long-Term Incentive Plan:

Number of Performance Stock Units
Performance stock units outstanding at December 31, 2015	191,536
Granted	109,581
Canceled	(18,874)
Accrued dividend equivalents	1,886

Performance stock units outstanding at September 30, 2016	284,129

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

11.	Changes in Accumulated Other Comprehensive Loss by Component

The following tables present the changes in Accumulated Other Comprehensive Loss by Component for the three- and nine-month periods ended September 30, 2016 and 2015, respectively.

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Beginning balance, June 30, 2016	(45,429)	(134)	(470,045)	(515,608)
Other comprehensive (loss) income before reclassifications	(9,626)	599	(26,494)	(35,521)
Foreign currency translation effect	—	—	2,513	2,513
Income tax effect	—	(211)	10,134	9,923
Amount reclassified from accumulated other comprehensive income (loss)
Cash flow hedges	—	574	—	574
Amortization of prior service credit	—	—	(141)	(141)
Amortization of actuarial losses	—	—	10,820	10,820
Pension settlement charge	—	—	11,462	11,462
Income tax effect	—	(209)	(3,820)	(4,029)

Other comprehensive (loss) income	(9,626)	753	4,474	(4,399)

Ending balance September 30, 2016	(55,055)	619	(465,571)	(520,007)

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Beginning balance, June 30, 2015	7,146	3,550	(530,545)	(519,849)
Other comprehensive (loss) income before reclassifications	(20,129)	5,712	3,934	(10,483)
Income tax effect	—	(2,164)	—	(2,164)
Amount reclassified from accumulated other comprehensive income (loss)
Cash flow hedges	—	(4,352)	—	(4,352)
Amortization of prior service credit	—	—	(141)	(141)
Amortization of actuarial losses	—	—	11,708	11,708
Income tax effect	—	1,659	(4,108)	(2,449)

Other comprehensive (loss) income	(20,129)	855	11,393	(7,881)

Ending balance September 30, 2015	(12,983)	4,405	(519,152)	(527,730)

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Beginning balance, December 31, 2015	(22,034)	3,454	(491,187)	(509,767)
Other comprehensive (loss) income before reclassifications	(33,021)	(3,757)	(26,494)	(63,272)
Foreign currency translation effect	—	—	9,748	9,748
Income tax effect	—	1,448	10,134	11,582
Amount reclassified from accumulated other comprehensive income (loss)
Cash flow hedges	—	(821)	—	(821)
Amortization of prior service credit	—	—	(424)	(424)
Amortization of actuarial losses	—	—	32,690	32,690
Pension settlement charge	—	—	11,462	11,462
Income tax effect	—	295	(11,500)	(11,205)

Other comprehensive (loss) income	(33,021)	(2,835)	25,616	(10,240)

Ending balance September 30, 2016	(55,055)	619	(465,571)	(520,007)

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Beginning balance, December 31, 2014	9,059	4,762	(544,423)	(530,602)
Other comprehensive (loss) income before reclassifications	(22,042)	10,658	2,943	(8,441)
Income tax effect	—	(3,926)	—	(3,926)
Amount reclassified from accumulated other comprehensive income (loss)
Cash flow hedges	—	(11,342)	—	(11,342)
Amortization of prior service credit	—	—	(425)	(425)
Amortization of actuarial losses	—	—	35,066	35,066
Income tax effect	—	4,253	(12,313)	(8,060)

Other comprehensive (loss) income	(22,042)	(357)	25,271	2,872

Ending balance September 30, 2015	(12,983)	4,405	(519,152)	(527,730)

12.	Comprehensive Income Attributable to Noncontrolling Shareholder Interests

The following table provides the details of the comprehensive income attributable to noncontrolling shareholder interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to noncontrolling shareholder interests	$1,176	$473	$1,545	$2,769
Other comprehensive loss:
Currency translation adjustments	(1,320)	(2,377)	(3,116)	(4,030)

Comprehensive loss attributable to noncontrolling shareholder interests	$(144)	$(1,904)	$(1,571)	$(1,261)

13.	Contingent Liabilities

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

The Company determines its reserves using the number of incidents expected during a year. During the first nine months of 2016, the Company increased its product liability reserve by $36,911. The addition of another year of self-insured incidents accounted for $36,769 of this increase. Settlements and changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $593.

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

The Company paid $4,485 during the third quarter of 2016 to resolve cases and claims and has paid $17,831 through the first nine months of 2016. The Company’s product liability reserve balance at September 30, 2016 totaled $183,651 (the current portion of $80,712 is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets), and the balance at December 31, 2015 totaled $163,890 (current portion of $74,018).

The product liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company offset by recoveries of legal fees. Legal costs are expensed as incurred and product liability insurance premiums are amortized over coverage periods.

For the three-month periods ended September 30, 2016 and 2015, product liability expenses totaled $17,884 and $20,067, respectively. For the nine-month periods ended September 30, 2016 and 2015, product liability expenses totaled $52,899 and $63,604, respectively. Product liability expenses are included in Cost of goods sold in the Condensed Consolidated Statements of Income.

Federal Securities Litigation

On January 17, 2014, alleged stockholders of the Company filed a putative class-action lawsuit against the Company and certain of its officers in the United States District Court for the District of Delaware relating to the terminated merger agreement with subsidiaries of Apollo Tyres Ltd. That lawsuit, captioned OFI Risk Arbitrages, et al. v. Cooper Tire & Rubber Co., et al., No. 1:14-cv-00068-LPS, generally alleged that the Company and certain officers violated the federal securities laws by issuing allegedly misleading disclosures in connection with the terminated transaction and sought, among other things, damages. On July 1, 2015, the district court dismissed the plaintiffs’ amended complaint and closed the case. On August 22, 2016, the United States Court of Appeals for the Third Circuit affirmed the judgment of the district court.

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

The following table details information on the Company’s operating segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales
Americas Tire
External customers	$658,727	$688,982	$1,866,926	$1,929,222
Intercompany	13,914	13,478	39,773	44,771

	672,641	702,460	1,906,699	1,973,993
International Tire
External customers	92,186	93,386	274,056	268,133
Intercompany	20,603	25,517	65,637	82,720

	112,789	118,903	339,693	350,853
Eliminations	(34,517)	(38,995)	(105,410)	(127,491)

Consolidated net sales	$750,913	$782,368	$2,140,982	$2,197,355

Operating profit (loss):
Americas Tire	$101,522	$102,475	$323,667	$301,039
International Tire	3,265	(5,329)	4,645	(11,755)
Unallocated corporate charges	(26,442)	(15,416)	(48,191)	(40,084)
Eliminations	(117)	437	(872)	2,749

Operating profit	78,228	82,167	279,249	251,949
Interest expense	(6,795)	(5,889)	(19,717)	(18,485)
Interest income	1,018	533	2,907	1,609
Other non-operating income	1,785	1,362	4,672	3,034

Income before income taxes	$74,236	$78,173	$267,111	$238,107

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

Consolidated Results of Operations

(Dollar amounts in thousands except per share amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	% Change	2015	2016	% Change	2015
Net sales
Americas Tire
External customers	$658,727	(4.4)	$688,982	$1,866,926	(3.2)	$1,929,222
Intercompany	13,914	3.2	13,478	39,773	(11.2)	44,771

	672,641	(4.2)	702,460	1,906,699	(3.4)	1,973,993
International Tire
External customers	92,186	(1.3)	93,386	274,056	2.2	268,133
Intercompany	20,603	(19.3)	25,517	65,637	(20.7)	82,720

	112,789	(5.1)	118,903	339,693	(3.2)	350,853
Eliminations	(34,517)	11.5	(38,995)	(105,410)	17.3	(127,491)

Consolidated net sales	$750,913	(4.0)	$782,368	$2,140,982	(2.6)	$2,197,355

Operating profit (loss):
Americas Tire	$101,522	(0.9)	$102,475	$323,667	7.5	$301,039
International Tire	3,265	161.3	(5,329)	4,645	139.5	(11,755)
Unallocated corporate charges	(26,442)	(71.5)	(15,416)	(48,191)	(20.2)	(40,084)
Eliminations	(117)	n/m	437	(872)	n/m	2,749

Operating profit	78,228	(4.8)	82,167	279,249	10.8	251,949
Interest expense	(6,795)	15.4	(5,889)	(19,717)	6.7	(18,485)
Interest income	1,018	91.0	533	2,907	80.7	1,609
Other non-operating income	1,785	31.1	1,362	4,672	54.0	3,034

Income before income taxes	74,236	(5.0)	78,173	267,111	12.2	238,107

Provision for income taxes	23,757	(3.1)	24,524	86,509	5.7	81,818

Net income	50,479	(5.9)	53,649	180,602	15.6	156,289

Net income attributable to Noncontrolling shareholder interests	1,176	148.6	473	1,545	(44.2)	2,769

Net income attributable to Cooper Tire & Rubber Company	$49,303	(7.3)	$53,176	$179,057	16.6	$153,520

Basic earnings per share	$0.91	(3.0)	$0.94	$3.26	21.9	$2.68

Diluted earnings per share	$0.90	(3.0)	$0.93	$3.23	21.8	$2.65

n/m – not meaningful

Consolidated net sales for the third quarter of 2016 were $751 million, a decrease of $31 million from the comparable period one year ago. The company experienced less favorable pricing and mix ($17 million) and lower unit volumes ($1 million). The unfavorable pricing and mix was primarily due to net price reductions related to lower raw material costs. Currency impacts were unfavorable ($13 million) compared with the third quarter of 2015.

The Company recorded operating profit of $78 million in the third quarter of 2016 compared with operating profit of $82 million in the third quarter of 2015. Raw material costs inclusive of tariffs, including preliminary truck and bus tire duties, net of price and mix were favorable ($9 million) compared with the third quarter of 2015. Increased manufacturing costs ($9 million), primarily in the Americas, included higher costs related to the greater complexity of manufacturing more higher value, higher margin tires, as well as the impact of lower production volumes. The company recorded a pension settlement charge ($11 million) in the third quarter of 2016, while selling, general and administrative costs decreased ($8 million) compared with the third quarter of 2015. The Company experienced negative foreign currency impacts ($1 million) in the third quarter of 2016.

In 2016, in order to reduce the size and potential future volatility of the Company’s domestic defined benefit pension plan obligations, the Company offered certain plan participants with deferred vested benefits the opportunity to make a one-time election to receive a lump sum distribution of their benefits. Based on participants that accepted the offer, the Company paid $23 million of lump-sum distributions from plan assets in the third quarter of 2016, which resulted in a non-cash settlement charge ($11 million) in the third quarter of 2016 included within unallocated corporate charges. Additional information related to the Company’s accounting for the pension settlement charge appears in the Notes to the Condensed Consolidated Financial Statements.

Consolidated net sales for the nine-month period ended September 30, 2016 were $2,141 million, a decrease of $56 million from the comparable period one year ago. Increased unit volumes ($18 million) were more than offset by less favorable pricing and mix ($42 million) and unfavorable exchange rates ($32 million) compared with the first nine months of 2015. The unfavorable pricing and mix was primarily due to net price reductions related to lower raw material costs.

The Company recorded operating profit in the first nine months of 2016 of $279 million, an increase of $27 million compared with the first nine months of 2015. The Company experienced favorable raw material costs inclusive of tariffs, including preliminary truck and bus tire duties, net of price and mix ($56 million) and higher unit volumes ($3 million), partially offset by a pension settlement charge ($11 million) in the first nine months of 2016. Manufacturing costs increased ($20 million) compared to the nine-month period ended September 30, 2015, primarily as a result of higher costs related to the greater complexity of manufacturing more higher value, higher margin tires in the Americas. Additionally, manufacturing costs increased as a result of lower production volumes in the Americas segment in the third quarter of 2016, and also due to non-recurring costs in our Mexican operation related to manufacturing process changes that took place in the first quarter of 2016. Product liability charges decreased ($11 million) compared with the first nine months of 2015. Selling, general and administrative costs decreased ($1 million) and other operating costs increased ($13 million), including unfavorable currency impacts, compared with the first nine months of 2015.

The Company experienced decreases in the costs of certain of its principal raw materials in the first nine months of 2016 compared with the first nine months of 2015. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based. Substantially all U.S. inventories have been valued using the LIFO method of inventory costing which accelerates the impact to cost of goods sold from changes to raw material prices.

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

Product liability expenses totaled $18 million in the third quarter of 2016, a decrease of $2 million from the comparable period one year ago. Product liability expenses totaled $53 million in the first nine months of 2016, a decrease of $11 million from the first nine months of 2015. The change in the expense results from claim settlements and adjustments to existing reserves based on the Company’s quarterly comprehensive review of outstanding claims. Additional information related to the Company’s accounting for product liability costs appears in the Notes to the Condensed Consolidated Financial Statements.

Selling, general, and administrative expenses were $63 million in the third quarter of 2016 (8.4 percent of net sales) and $72 million in the third quarter of 2015 (9.2 percent of net sales). The reduction in selling, general and administrative expenses was driven primarily by decreased incentive compensation and lower brand and marketing program expense. For the nine-month period ended September 30, 2016, selling, general and administrative expenses were $192 million (9.0 percent of net sales) compared with $194 million (8.8 percent of net sales) for the comparable period of 2015. The decrease in selling, general, and administrative expenses was driven by a decrease in mark to market costs of stock based liabilities.

Interest expense increased $1 million in the third quarter of 2016 and in the first nine months of 2016 when compared to the comparable periods of 2015. Interest income in the third quarter of 2016 was comparable to the third quarter of 2015. Interest income increased $1 million in the first nine months of 2016 compared with the first nine months of 2015.

Other income in the third quarter of 2016 has remained comparable to the third quarter of 2015. Other income increased $2 million in the first nine months of 2016 compared with the first nine months of 2015, due primarily to the impact of foreign currency forward contracts.

For the quarter ended September 30, 2016, the Company recorded income tax expense of $24 million (effective rate of 32.0 percent) compared with $25 million (effective rate of 31.4 percent) for the comparable period in 2015. For the nine-month period ended September 30, 2016, the Company recorded income tax expense of $87 million (effective rate of 32.4 percent) compared with $82 million (effective rate of 34.4 percent) for the comparable period in 2015. The 2016 quarter and nine-month period income tax expense is calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. This rate differs from the U.S. federal statutory rate of 35 percent primarily because of the projected mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions with no tax benefit due to valuation allowances.

Income tax expense for the current quarter is comparable to the same period from the prior year on lower earnings primarily due to decreased discrete tax benefits recognized in the current period compared to the same period from the prior year. Income tax expense for the nine-month period is higher compared to the same period from the prior year due to increased earnings partially offset by the benefit of a higher mix of earnings in international jurisdictions with lower tax rates.

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

Americas Tire Operations Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2016	Change	2015	2016	Change	2015
Net sales	$672,641	-4.2%	$702,460	$1,906,699	-3.4%	$1,973,993

Operating profit	$101,522	-0.9%	$102,475	$323,667	7.5%	$301,039

Operating margin	15.1%	0.5 points	14.6%	17.0%	1.7 points	15.3%

Total unit sales change		-0.1%			-0.8%

United States replacement market unit shipment changes:

Total light vehicle tires
Segment		-4.2%			-3.1%
RMA members		-2.7%			-2.1%
Total Industry		3.0%			1.5%

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

Sales

Net sales of the Americas Tire Operations segment for the third quarter of 2016 decreased $29 million, or 4.2 percent, from the third quarter of 2015. The decrease in sales was a result of unfavorable pricing and mix ($24 million), unfavorable exchange rates ($4 million) and decreased unit volumes ($1 million). The unfavorable pricing and mix was primarily due to net price reductions related to lower raw material costs. Unit shipments for the segment decreased 0.1 percent compared with the third quarter of 2015. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 4.2 percent in the third quarter of 2016 compared with the third quarter of 2015. This decrease compares with a 2.7 percent decrease in total light vehicle tire shipments experienced by the members of the Rubber Manufacturers Association (“RMA”), and a 3.0 percent increase in total light vehicle tire shipments experienced for the total industry (which includes an estimate for non-RMA members). The decrease in the quarter was driven primarily by a decline in private brand distributor shipments. The segment’s commercial truck tire shipments for the United States were increased in the third quarter compared with the third quarter of 2015, outperforming both the industry and the RMA.

Net sales of the Americas Tire Operations segment for the first nine months of 2016 decreased $67 million, or 3.4 percent, from the first nine months of 2015. The decrease in sales was a result of unfavorable pricing and mix ($35 million), decreased unit volumes ($16 million) and unfavorable exchange rates ($16 million). The unfavorable pricing and mix was primarily due to net price reductions related to lower raw material costs. Unit shipments for the segment decreased 0.8 percent compared with the first nine months of 2015. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 3.1 percent in 2016 compared with 2015. This decrease compares with a 2.1 percent decrease in total light vehicle tire shipments experienced by the RMA and a 1.5 percent increase in total light vehicle tire shipments experienced for the total industry. The decrease in the first nine months was driven by a decline in private brand distributor shipments. The segment’s commercial truck tire shipments for the United States were increased in the first nine months of 2016 compared with the first nine months of 2015, outperforming both the industry and the RMA.

Operating Profit

Operating profit for the segment was $102 million in the third quarter of 2016, consistent with the third quarter of 2015. The segment experienced favorable raw material costs inclusive of tariffs, including preliminary truck and bus tire duties, net of price and mix ($2 million). Manufacturing costs increased ($9 million), including costs related to the greater complexity of manufacturing more higher value, higher margin tires in North America, as well as the impact of lower production volumes. Selling, general and administrative costs ($6 million) were lower in the third quarter of 2016 as a result of lower brand and marketing program expense and decreased incentive compensation. Other operating costs were favorable ($1 million) compared with the same period in 2015.

Operating profit for the segment for the first nine months of 2016 increased $23 million to $324 million. Favorable raw material costs inclusive of tariffs, including preliminary truck and bus tire duties, net of price and mix ($52 million) were partially offset by lower unit volumes ($5 million). Manufacturing costs increased ($20 million) compared to the nine-month period ended September 30, 2015, primarily as a result of higher costs related to the greater complexity of manufacturing more higher value, higher margin tires in the Americas. Additionally, manufacturing costs increased as a result of lower production volumes in the third quarter of 2016, and also due to non-recurring costs in our Mexican operation related to manufacturing process changes that took place in the first quarter of 2016. Product liability charges ($11 million) decreased compared with the first nine months of 2016. Selling, general and administrative costs ($6 million) were higher in the first nine months of 2016 as a result of an increase in brand and marketing program expense. Other operating costs were unfavorable ($9 million), including unfavorable currency impacts, compared with the same period in 2015.

The segment’s internally calculated raw material index of 141.2 during the quarter was a decrease of 9.9 percent from the third quarter of 2015. The raw material index increased 4.2 percent from the quarter ended June 30, 2016.

International Tire Operations Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2016	Change	2015	2016	Change	2015
Net sales	$112,789	-5.1%	$118,903	$339,693	-3.2%	$350,853

Operating profit	$3,265	161.3%	$(5,329)	$4,645	139.5%	$(11,755)

Operating margin	2.9%	7.4 points	-4.5%	1.4%	4.8 points	-3.4%

Total unit sales change		-4.7%			0.6%

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

Sales

Net sales of the International Tire Operations segment for the third quarter of 2016 decreased $6 million, or 5.1 percent, from the third quarter of 2015. The segment experienced favorable price and mix ($8 million), which were more than offset by decreased unit volumes ($6 million) and unfavorable exchange rates ($8 million) compared with the third quarter of 2015. Unit volume in Asia declined, driven by a reduction in exports to the United States, partially offset by increased sales in the domestic China market for original equipment tires. Unit volumes in the European market decreased compared to the third quarter of 2015. Net segment exports to the U.S. decreased compared with the third quarter of 2015.

Net sales of the International Tire Operations segment for the first nine months of 2016 decreased $11 million, or 3.2 percent, from the first nine months of 2015. The segment experienced increased unit volumes ($4 million) and favorable price and mix ($2 million), which were more than offset by unfavorable exchange rates ($17 million) compared with the first nine months of 2015. Unit volume in Asia declined, driven by a reduction in exports to the United States, partially offset by increased sales in the domestic China market for both original equipment and replacement tires. Unit volumes in the European market decreased compared to the first nine months of 2015. Net segment exports to the U.S. decreased compared with the third quarter of 2015.

Operating Profit

Operating profit for the segment improved $8 million from the third quarter of 2015 to an operating profit of $3 million in the third quarter of 2016. Favorable raw material costs net of price and mix ($8 million) and decreased selling, general and administrative expenses ($1 million) contributed to the increase in operating profit. Unfavorable currency impacts ($1 million) increased compared with the third quarter of 2015.

Operating profit for the segment for the first nine months of 2016 increased $16 million from the first nine months of 2015 to an operating profit of $5 million. The segment experienced favorable raw material costs net of price and mix ($14 million), decreased selling, general, and administrative expenses ($4 million) and increased unit volumes ($2 million) in the first nine months of 2016. Other costs ($4 million), including unfavorable currency impacts, increased compared with the first nine months of 2015.

Outlook for Company

The Company expects global unit volume growth in the fourth quarter. The Company expects the full year 2016 operating margin, excluding the impact of acquisitions and non-cash pension settlement charges, to be modestly above 2015 levels.

The International segment, excluding the impact of acquisitions, is expected to perform better than originally anticipated for the full year 2016 and deliver a modest full-year profit.

The Company anticipates a modest increase in raw material costs in the fourth quarter of 2016 compared to the third quarter of 2016.

The Company’s planned acquisition of a majority interest in GRT, a joint venture in China to produce truck and bus radial tires for global markets, is on track. The Company expects the transaction to close in the fourth quarter, pending certain permits and approvals by the Chinese government.

The Company expects capital expenditures, excluding the impact of acquisitions, to range between $180 million and $200 million for the full year. The Company projects its effective tax rate for 2016 to be between 32 percent and 34 percent.

Liquidity and Capital Resources

Sources and uses of cash in operating activities - Net cash provided by operating activities was $177 million in the first nine months of 2016. Net income provided $181 million and other non-cash charges contributed $149 million, partially offset by changes in working capital accounts, which consumed $153 million. Net cash provided by operating activities was $133 million in the first nine months of 2015. Net income provided $156 million and other non-cash charges contributed $92 million, partially offset by changes in work capital accounts, which consumed $115 million.

Use of cash in investing activities – Net cash used in investing activities during the first nine months of 2016 and 2015 reflect capital expenditures of $127 million and $129 million, respectively.

Sources and uses of cash in financing activities –The Company repurchased $82 million and $83 million of its common stock in the first nine months of 2016 and 2015, respectively. During the first nine months of 2016, the Company repaid $1 million on short-term debt. In the first nine months of 2015, the Company repaid $39 million of short-term debt. Dividends paid on the Company’s common shares in the first nine months of 2016 and 2015 were $17 million and $18 million, respectively. During the first nine months of 2016, stock options were exercised to acquire 153,614 shares of common stock with a cash impact of $4 million, including $149 thousand of excess tax benefits on equity instruments. During the first nine months of 2015, stock options were exercised to acquire 854,213 shares of common stock with a cash impact of $20 million, including $4 million of excess tax benefits on equity instruments.

Available cash, credit facilities and contractual commitments – At September 30, 2016, the Company had cash and cash equivalents of $450 million.

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

These credit facilities are undrawn, other than to secure letters of credit, at September 30, 2016. The Company’s additional borrowing capacity, net of amounts used to back letters of credit and based on available collateral at September 30, 2016, was $521 million.

The Company’s operations in Asia have annual renewable unsecured credit lines that provide up to $73 million of borrowings and do not contain significant financial covenants. The additional borrowing capacity on the Asian credit lines totaled $61 million at September 30, 2016.

The Company believes that its cash and cash equivalent balances along with available cash from operating cash flows and credit facilities will be adequate to fund its typical needs, including working capital requirements, projected capital expenditures, including its portion of capital expenditures in its partially-owned subsidiary, and dividend and share repurchase goals. The Company also believes it has access to additional funds from capital markets to fund potential strategic initiatives. The entire amount of short-term notes payable outstanding at September 30, 2016 is debt of a consolidated subsidiary. The Company expects its subsidiary to refinance or pay these amounts within the next twelve months.

The following table summarizes long-term debt at September 30, 2016:

Parent company
8% unsecured notes due December 2019	$173,578
7.625% unsecured notes due March 2027	116,880
Capitalized leases and other	6,862

297,320
Less: unamortized debt issuance costs	846

296,474
Less: current maturities	600

$295,874

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

It is possible that actual results may differ materially from projections or expectations due to a variety of factors, including but not limited to:

•	volatility in raw material and energy prices, including those of rubber, steel, petroleum-based products and natural gas or the unavailability of such raw materials or energy sources;

•	the failure of the Company’s suppliers to timely deliver products or services in accordance with contract specifications;

•	changes to tariffs or the imposition of new tariffs or trade restrictions, including changes related to the anti-dumping and countervailing duties for passenger car and light truck tires imported into the United States from China; and duties from the ongoing investigation into truck and bus tires imported into the United States from China

•	changes in economic and business conditions in the world, including changes related to the United Kingdom’s referendum on withdrawal from the European Union;

•	increased competitive activity including actions by larger competitors or lower-cost producers;

•	the failure to achieve expected sales levels;

•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons;

•	the ultimate outcome of litigation brought against the Company, including stockholders lawsuits relating to the terminated Apollo merger as well as product liability claims, in each case which could result in commitment of significant resources and time to defend and possible material damages against the Company or other unfavorable outcomes;

•	a disruption in, or failure of, the Company’s information technology systems, including those related to cyber security, could adversely affect the Company’s business operations and financial performance;

•	changes in pension expense and/or funding resulting from the Company’s pension strategy, investment performance of the Company’s pension plan assets and changes in discount rate, salary increase rate, and expected return on plan assets assumptions, or changes to related accounting regulations;

•	government regulatory and legislative initiatives including environmental and healthcare matters;

•	volatility in the capital and financial markets or changes to the credit markets and/or access to those markets;

•	changes in interest or foreign exchange rates;

•	an adverse change in the Company’s credit ratings, which could increase borrowing costs and/or hamper access to the credit markets;

•	failure to implement information technologies or related systems, including failure by the Company to successfully implement an ERP system;

•	the risks associated with doing business outside of the United States;

•	the failure to develop technologies, processes or products needed to support consumer demand;

•	technology advancements;

•	the inability to recover the costs to develop and test new products or processes;

•	the impact of labor problems, including labor disruptions at the Company, its joint venture, or at one or more of its large customers or suppliers;

•	failure to attract or retain key personnel;

•	consolidation among the Company’s competitors or customers;

•	inaccurate assumptions used in developing the Company’s strategic plan or operating plans or the inability or failure to successfully implement such plans;

•	risks relating to acquisitions, such as the proposed acquisition of a majority interest in China based Qingdao Ge Rui Da Rubber Co., Ltd., including the failure to successfully complete acquisitions or integrate them into operations or their related financings may impact liquidity and capital resources;

•	changes in the Company’s relationship with its joint-venture partner or suppliers, including any changes with respect to the production of Cooper-branded products by CCT, the Company’s former joint venture in China;

•	the ability to find alternative sources for products supplied by CCT;

•	the inability to obtain and maintain price increases to offset higher production or material costs;

•	inability to adequately protect the Company’s intellectual property rights; and

•	inability to use deferred tax assets.

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

There have been no material changes in market risk at September 30, 2016, from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2015.

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

The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of September 30, 2016 (“Evaluation Date”)). Based on its initial evaluation, the Company’s CEO and CFO concluded that its disclosure controls and procedures were effective as of the Evaluation Date.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are product liability cases in which individuals involved in motor vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at September 30, 2016. In the future, such costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

Federal Securities Litigation

On January 17, 2014, alleged stockholders of the Company filed a putative class-action lawsuit against the Company and certain of its officers in the United States District Court for the District of Delaware relating to the terminated merger agreement with subsidiaries of Apollo Tyres Ltd. That lawsuit, captioned OFI Risk Arbitrages, et al. v. Cooper Tire & Rubber Co., et al., No. 1:14-cv-00068-LPS, generally alleged that the Company and certain officers violated the federal securities laws by issuing allegedly misleading disclosures in connection with the terminated transaction and sought, among other things, damages. On July 1, 2015, the district court dismissed the plaintiffs’ amended complaint and closed the case. On August 22, 2016, the United States Court of Appeals for the Third Circuit affirmed the judgment of the district court.

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

For example, antidumping and countervailing duty investigations into certain passenger car and light truck tires imported from the PRC into the United States were initiated on July 14, 2014. The preliminary determinations announced in both investigations were affirmative and resulted in the imposition of additional duties from each. The preliminary determinations were upheld on August 10, 2015.

In addition, antidumping and countervailing duty investigations into certain truck and bus tires imported from the PRC into the U.S. were initiated on January 29, 2016. The preliminary determinations announced in both investigations were affirmative and resulted in the imposition of additional duties from each. The Company is not yet able to determine what impact, if any, they will have on the Company. Final determinations in these investigations are expected during the first quarter of 2017. Currently, the Company sources its truck and bus tires exclusively from the PRC.

The imposition of additional duties in the U.S. on certain tires imported from the PRC will result in higher costs and potentially lower margins, or in those tires being diverted to other regions of the world, such as Europe, Latin America or elsewhere in Asia, which could materially harm the Company’s results of operations, financial condition and liquidity.

The Company is facing supply risks related to certain tires it purchases from CCT.

In 2014, the Company sold its ownership interest in CCT and entered into off-take agreements with CCT to provide the continuous supply of certain tires for the Company. The off-take agreements expire in mid-2018. If there are any disruptions in or quality issues with the supply of Cooper-branded products from CCT, it could have a material negative impact on the Company’s business. In addition, the Company could be required to find an alternative source for CCT-produced tires and there can be no assurance that the Company will be able to do so in a timely manner. CCT is currently the primary supplier of medium truck tires for the Company.

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

The Company routinely evaluates potential acquisitions, such as the proposed purchase of a majority of China based Qingdao Ge Rui Da Rubber Co., Ltd., and may pursue additional acquisition opportunities, some of which could be material to its business. The Company cannot provide assurance whether it will be successful in pursuing any acquisition opportunities or what the consequences of any acquisition would be. The Company may encounter various risks in any acquisitions, including:

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

The Company has affiliate, subsidiary and joint venture operations worldwide, including in the U.S., Europe, Mexico and the PRC. The Company has one manufacturing entity, Cooper Kunshan, in the PRC. The Company also is the majority owner of COOCSA, a manufacturing entity in Mexico, and has established an operation in Serbia. In 2014, the Company entered into off-take agreements with CCT, subsequent to the Company’s sale of its ownership interest in this former joint venture, to continue supplying tires to the Company. CCT is currently the sole supplier of medium truck tires for the Company. There are a number of risks in doing business abroad, including political and economic uncertainty, social unrest, sudden changes in laws and regulations, ability to enforce existing or future contracts, shortages of trained labor and the uncertainties associated with entering into joint ventures or similar arrangements in foreign countries. These risks may impact the Company’s ability to expand its operations in different regions and otherwise achieve its objectives relating to its foreign operations, including utilizing these locations as suppliers to other markets. In addition, compliance with multiple and potentially conflicting foreign laws and regulations, import and export limitations and exchange controls is burdensome and expensive. For example, the Company could be adversely affected by violations of the Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws as well as export controls and economic sanction laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials and, in some cases, other persons, for the purpose of obtaining or retaining business. Violations of these laws and regulations could result in civil and criminal fines, penalties and sanctions against the Company, its officers or its employees, prohibitions on the conduct of the Company’s business and on its ability to offer products and services in one or more countries, and could also harm the Company’s reputation, business and results of operations. The Company’s foreign operations also subject it to the risks of international terrorism and hostilities and to foreign currency risks, including exchange rate fluctuations and limits on the repatriation of funds.

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

These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, including volatility in the value of the British pound sterling and Euro. These developments may also significantly reduce global market liquidity or restrict the ability of key market participants to operate in certain financial markets. The effects of the United Kingdom’s withdrawal from the European Union will also depend on terms of new trade agreements between the United Kingdom and other countries, as well as any other agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Any of these factors could depress economic activity and restrict the Company’s access to capital, which could have a material adverse effect on the Company’s business, financial condition and results of operations. These developments may also have other direct or indirect effects which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company’s ability to sell tires may be significantly impacted if it does not develop or have available technologies, processes, or products that competitors may be developing and consumers demanding. This includes, but is not limited to, changes in the design of and materials used to manufacture tires.

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

The Company may initiate restructuring actions designed to improve future profitability and competitiveness, and enhance the Company’s flexibility. The Company may not realize anticipated savings or benefits from future actions in full or in part or within the time periods we expect. The Company is also subject to the risks of labor unrest, negative publicity and business disruption in connection with these actions. Failure to realize anticipated savings or benefits from the Company’s actions could have an adverse effect on the business. Such restructuring actions could have a significant negative impact on the Company’s earnings or cash flows in the short-term.

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

The Financial Accounting Standards Board is considering or has issued for future adoption several projects which may result in the modification of accounting standards affecting the Company, including standards relating to revenue recognition, financial instruments, leasing and others. Any such changes could have a negative impact on the Company’s financial statements.

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

The following table sets forth a summary of the Company’s purchases during the quarter ended September 30, 2016 of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (in thousands, except number of shares and per share amounts):

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 through July 31, 2016	338,738	$30.38	338,738	$153,243
August 1, 2016 through August 31, 2016	264,290	$33.60	264,290	$144,369
September 1, 2016 through September 30, 2016	262,135	$35.03	262,135	$135,195

Total	865,163		865,163

(1)	On February 20, 2015, the Board of Directors authorized a program to repurchase up to $200,000, excluding commissions, of the Company’s common stock through December 31, 2016 (the “Repurchase Program”). On February 19, 2016, the Board of Directors increased the amount under and expanded the duration of the Repurchase Program (as amended, the “Amended Repurchase Program”). The Amended Repurchase Program amended and superseded the Repurchase Program and allows the Company to repurchase up to $200,000, excluding commissions, of the Company’s common stock from February 22, 2016 through December 31, 2017. The approximately $73,654 remaining under the Repurchase Program as of February 19, 2016 is included in the $200,000 maximum amount authorized by the Amended Repurchase Program. No other changes were made. The Amended Repurchase Program does not obligate the Company to acquire any specific number of shares and can be suspended or discontinued at any time without notice. Under the Amended Repurchase Program, shares can be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

Item 6.	EXHIBITS

(a)	Exhibits

(31.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

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

October 31, 2016
(Date)